Form 10-K
period 1993-12-31
TORCHMARK CORP
filed 1994-03-25
CIK 320335

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended                          Commission file number
      December 31, 1993                                      1-8052

                             TORCHMARK CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                                        63-0780404
    (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)


 2001 Third Ave. South, Birmingham, AL                           35233
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)


              Registrant's telephone number, including area code:
                                (205) 325-4200

          Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS         CUSIP NUMBER:          WHICH REGISTERED:

Common Stock, $1.00 Par Value     891027104        New York Stock Exchange
                                               The International Stock Exchange,
Adjustable Rate Cumulative                             London, England
Preferred Stock, Series A         891027203
    $1.00 Par Valued                               New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

           Securities reported pursuant to Section 15(d) of the Act:

           TITLE OF EACH CLASS:                       CUSIP NUMBER:

           8 5/8% Sinking Fund Debentures due 2017    891027 AB 0

           9 5/8% Senior Notes due 1998               891027 AD 6

           8 1/4% Senior Debentures due 2009          891027 AE 4

           7 7/8% Notes due 2023                      891027 AF 1

           7 3/8% Notes due 2013                      891027 AG 9

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS
REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                                                 YES [X]  NO [_]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K ((S)229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [_]

 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE
                          REGISTRANT: $3,262,270,615

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON
                  STOCK, AS OF FEBRUARY 22, 1994: 72,899,902

                      DOCUMENTS INCORPORATED BY REFERENCE

 PROXY STATEMENT FOR ANNUAL MEETING OF STOCKHOLDERS TO BE HELD APRIL 28, 1994,
                                   PART III

                    INDEX OF EXHIBITS (PAGES 60 THROUGH 62)
                     TOTAL NUMBER OF PAGES INCLUDED ARE 72

                                    PART 1

                               ITEM 1. BUSINESS

  Torchmark Corporation ("Torchmark"), an insurance and diversified financial services holding company, was incorporated in Delaware on November 19, 1979, as Liberty National Insurance Holding Company. Through a plan of reorganization effective December 30, 1980, it became the parent company for the businesses operated by Liberty National Life Insurance Company ("Liberty") and Globe Life And Accident Insurance Company ("Globe"). United American Insurance Company ("United American"), Waddell & Reed, Inc. ("W&R") and United Investors Life Insurance Company ("UILIC") along with their respective subsidiaries were acquired in 1981. The name Torchmark Corporation was adopted on July 1, 1982. Family Service Life Insurance Company ("Famlico") was purchased in July, 1990.

  The following list itemizes Torchmark's principal subsidiaries and a description of the subsidiaries' business:

  Liberty--offers individual life and health insurance and annuities through a home service sales force.

  Globe--offers individual life and health insurance through direct response and independent agents.

  United American--offers Medicare Supplement and other individual health and life products through independent agents.

  Famlico--markets life insurance and annuities to fund prearranged funerals.

  Liberty Fire--offers industrial fire insurance, collateral protection insurance, personal and commercial property and casualty insurance, and domestic reinsurance. In 1993, 73% of this subsidiary was sold through an initial public offering of Vesta Insurance Group, Inc. ("Vesta").

  United Investors Management Company ("United Management")--owns UILIC, W&R, and Torch Energy Advisors Incorporated ("Torch Energy").

  W&R--engages in institutional investment management services, and offers individual financial planning and products, including life insurance, annuities, and mutual funds through an exclusive sales force.

  UILIC--offers individual life and annuity products sold by W&R agents.

  Torch Energy--provides management services with respect to oil and gas production and development; and engages in energy property acquisitions and dispositions, oil and gas product marketing, and well operations

Additional information concerning industry segments may be found in Management's Discussion and Analysis and in Note 16--Industry Segments in the Notes to Consolidated Financial Statements.

                                   INSURANCE

LIFE INSURANCE

  Torchmark's insurance subsidiaries; Liberty, Globe, United American, UILIC, and Famlico, write a variety of nonparticipating ordinary life insurance products. These include whole-life insurance in the form of traditional, and interest-sensitive, trusteed group products, term life insurance, and other life insurance. The following tables present selected information about Torchmark's life products:

                                        (AMOUNTS IN THOUSANDS)
                                 ANNUALIZED                  ANNUALIZED
                               PREMIUM ISSUED             PREMIUM IN FORCE
                         --------------------------  --------------------------
                           1993     1992     1991      1993     1992     1991
                         -------- -------- --------  -------- -------- --------
Whole life:
 Traditional............ $ 55,265 $ 59,441 $ 63,265  $312,905 $311,605 $312,197
 Interest-sensitive.....   34,211   39,087   40,814   160,824  154,518  142,560
Trusteed group..........    2,467    2,546    1,690     8,924    6,942    4,879
Term....................   36,303   30,652   28,522   129,815  115,014  102,905
Other...................      187      -0-     (550)      188        5        9
                         -------- -------- --------  -------- -------- --------
                         $128,433 $131,726 $133,741  $612,656 $588,084 $562,550
                         ======== ======== ========  ======== ======== ========

                                                 (AMOUNTS IN THOUSANDS)
                                      AMOUNT OF                           AMOUNT OF
                                  INSURANCE ISSUED                   INSURANCE IN FORCE
                         ----------------------------------- -----------------------------------
                            1993        1992        1991        1993        1992        1991
                         ----------- ----------- ----------- ----------- ----------- -----------
Whole life:
 Traditional............ $ 4,952,061 $ 3,977,819 $ 3,727,165 $25,203,790 $23,734,328 $23,455,332
 Interest-sensitive.....   2,419,345   2,797,667   3,415,437  11,622,963  11,332,526  10,749,318
Trusteed group..........     400,074     435,568     303,510   1,509,404   1,226,306     874,341
Term....................   4,444,837   3,851,383   3,773,700  22,963,213  21,957,385  20,937,381
Variable................       7,515       4,904       2,495      35,443      27,978      24,922
Other...................      16,412         -0-         -0-      32,120      27,772      69,457
                         ----------- ----------- ----------- ----------- ----------- -----------
                         $12,240,244 $11,067,341 $11,222,307 $61,366,933 $58,306,295 $56,110,751
                         =========== =========== =========== =========== =========== ===========
Mean amount of insurance in force...............             $59,836,614 $57,208,523 $55,442,943
                                                             =========== =========== ===========
Average policy size (in dollar amounts).........             $     7,567 $     7,263 $     7,038
                                                             =========== =========== ===========

  Life insurance products are sold through a variety of distribution channels, including home service agents, independent agents, exclusive agents, and direct response. These methods are discussed in more depth under the heading "Marketing." The following table presents life annualized premium issued by marketing method:

                                          (AMOUNTS IN THOUSANDS)
                                   ANNUALIZED                 ANNUALIZED
                                 PREMIUM ISSUED            PREMIUM IN FORCE
                           -------------------------- --------------------------
                             1993     1992     1991     1993     1992     1991
                           -------- -------- -------- -------- -------- --------
Home service.............. $ 48,474 $ 54,161 $ 61,658 $282,059 $278,738 $271,625
Independent agents........   24,320   23,316   18,483  114,993  109,622  101,808
Exclusive agents..........   19,634   28,799   31,810   82,832   83,854   83,492
Direct response...........   36,005   25,450   21,790  132,772  115,870  105,625
                           -------- -------- -------- -------- -------- --------
                           $128,433 $131,726 $133,741 $612,656 $588,084 $562,550
                           ======== ======== ======== ======== ======== ========

  Permanent insurance products sold by Torchmark affiliates build cash values which are available to policyholders. Policyholders may borrow such funds using the policies as collateral. The aggregate value of policy loans outstanding at December 31, 1993 was $150 million and the average interest rate earned on these loans was 6.16% in 1993. Interest income earned on policy loans was $9.1 million in 1993, $8.6 million in 1992 and $8.2 million in 1991. Torchmark had 140 thousand and 143 thousand policy loans outstanding at year-end 1993 and 1992, respectively.

  The availability of cash values contributes to voluntary policy terminations by policyholders through surrenders. Torchmark's life insurance products may be terminated or surrendered at the election of the insured at any time, generally for the full cash value specified in the policy. Specific surrender procedures vary with the type of policy. For certain policies this cash value is based upon a fund less a surrender charge which decreases with the length of time the policy has been in force. This surrender charge is either based upon a percentage of the fund or a charge per $1,000 of face amount of insurance. The schedule of charges may vary by plan of insurance and, for some plans, by age of the insured at issue. Torchmark's ratio of aggregate face amount voluntary terminations to the mean amount of individual life insurance in force was 14.9% in 1993, 15.4% in 1992, and 17.2% in 1991.

  The following table presents an analysis of changes to Torchmark's life insurance business in force:

                                              (AMOUNTS IN THOUSANDS)
                                 1993                   1992                   1991
                         ---------------------  ---------------------  ---------------------
                         NUMBER OF  AMOUNT OF   NUMBER OF  AMOUNT OF   NUMBER OF  AMOUNT OF
                         POLICIES   INSURANCE   POLICIES   INSURANCE   POLICIES   INSURANCE
                         --------- -----------  --------- -----------  --------- -----------
In force at January 1,..   8,028   $58,306,295    7,972   $56,110,751    7,998   $54,775,134
New issues..............     944    12,240,245      827    11,067,341      800    11,222,307
Business acquired.......     -0-           -0-      -0-           -0-       37        55,205
Other increases.........     -0-        35,530      -0-       204,094       25       151,185
Death benefits..........    (102)     (213,785)     (99)     (199,131)    (102)     (189,159)
Lapses..................    (625)   (7,817,201)    (549)   (7,743,902)    (594)   (8,331,758)
Surrenders..............    (106)   (1,082,962)    (113)   (1,091,863)    (134)   (1,247,357)
Other decreases.........     (29)     (101,189)     (10)      (40,995)     (58)     (324,806)
                           -----   -----------    -----   -----------    -----   -----------
In force at December
 31,....................   8,110   $61,366,933    8,028   $58,306,295    7,972   $56,110,751
                           =====   ===========    =====   ===========    =====   ===========

HEALTH INSURANCE

  Liberty, Globe, and United American offer an assortment of health insurance products. These products are generally classified into three categories: (1) Medicare Supplement, (2) cancer and (3) hospital, surgical, accident, and other. United American Medicare Supplement products are sold by United American, Globe, Liberty and W&R agents. They provide reimbursement for certain expenses not covered under the national Medicare program. One feature available under United American's policy is an automatic claim processing system for Medicare Part B benefits, whereby policyholders do not have to file claim forms because they are paid directly by United American from Medicare records.

  Liberty, Globe and United American offer cancer policies on a guaranteed-renewable basis. These policies provide benefits for hospital stay, radiation, chemotherapy, surgery, physician, medication, and other expenses related to cancer. There are certain per diem, per procedure, and other payment limitations.

  A variety of hospital, surgical, and other medical expense policies are issued on a guaranteed-renewable basis by Liberty, Globe, and United American. In addition, certain accident policies are issued by Liberty and Globe.

  The following table presents health annualized premium information for the three years ending December 31, 1993 by product category:

                                          (AMOUNTS IN THOUSANDS)
                                   ANNUALIZED                 ANNUALIZED
                                 PREMIUM ISSUED            PREMIUM IN FORCE
                           -------------------------- --------------------------
                             1993     1992     1991     1993     1992     1991
                           -------- -------- -------- -------- -------- --------
Medicare Supplement....... $136,050 $156,170 $109,395 $600,536 $580,509 $523,774
Cancer....................   10,012   18,353   18,316  105,773  109,483  103,371
Hospital, surgical,
 accident, and other......   29,966   50,382   89,251  117,073  142,496  170,997
                           -------- -------- -------- -------- -------- --------
                           $176,028 $224,905 $216,962 $823,382 $832,488 $798,142
                           ======== ======== ======== ======== ======== ========

ANNUITIES

  Annuity products are offered through UILIC, Liberty, Famlico, and United American. These products include single-premium deferred annuities, flexible-premium deferred annuities, and variable annuities. Single-premium and flexible-premium annuities are fixed annuities where a portion of the interest credited is guaranteed. Additional interest may be credited on certain contracts. Variable annuity policyholders may select from a variety of mutual funds managed by W&R which offer different degrees of risk and return. The ultimate benefit on a variable annuity results from the account performance. The following table presents Torchmark subsidiaries' annuity collections and deposit balances by product type:

                           (AMOUNTS IN THOUSANDS)       (AMOUNTS IN MILLIONS)
                                COLLECTIONS                DEPOSIT BALANCE
                      FOR THE YEAR ENDED DECEMBER 31,      AT DECEMBER 31,
                      -------------------------------- ------------------------
                         1993       1992       1991      1993     1992    1991
                      ---------- ---------- ---------- -------- -------- ------
Fixed annuities...... $   46,573 $   69,381 $   89,282 $  782.8 $  755.7 $702.2
Variable annuities...    213,982    125,688     52,524    529.7    282.0  137.6
                      ---------- ---------- ---------- -------- -------- ------
                      $  260,555   $195,069   $141,806 $1,312.5 $1,037.7 $839.8
                      ========== ========== ========== ======== ======== ======

OTHER INSURANCE

  Until November, 1993, Torchmark offered, through Liberty Fire and its subsidiaries, property and casualty insurance, consisting of both primary and reinsurance business. The following table presents an analysis of property and casualty insurance premium earned in each of the years 1991 through 1993.

                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                          1993    1992    1991
                                                        -------- ------- -------
      Reinsurance.....................................  $ 76,462 $54,490 $23,666
      Primary:
       Personal.......................................    23,400  16,378  13,079
       Commercial.....................................    15,520  19,196  16,932
       Financial services.............................     7,675   8,318   7,028
                                                        -------- ------- -------
         Total primary................................    46,595  43,892  37,039
                                                        -------- ------- -------
         Total........................................  $123,057 $98,382 $60,705
                                                        ======== ======= =======

INVESTMENTS

  The nature, quality, and percentage mix of insurance company investments are regulated by state laws that generally permit investments in qualified municipal, state, and federal government obligations, corporate bonds, preferred and common stock, real estate, and mortgages where the value of the underlying real estate exceeds the amount of the loan. The investments of Torchmark's insurance subsidiaries, which are substantially all of Torchmark's investments, consist predominantly of high-quality, investment-grade securities. Fixed maturities represented 84% of total investments at December 31, 1993. Approximately 59% of fixed maturity investments were securities guaranteed by the United States Government or its agencies or investments that were collateralized by U.S. government securities. More than 75% of these investments were in GNMA securities that are backed by the full faith and credit of the United States government. Practically all of the remainder of these government investments were collateralized mortgage obligations ("CMO's") that are fully collateralized by GNMA's or by United States agency securities. (See Note 3--Investment Operations in Notes to Consolidated Financial Statements and Management's Discussion and Analysis.)

  The following table presents an analysis of the fixed maturity investments of Torchmark's insurance subsidiaries at December 31, 1993. All of the securities are classified as held for sale and are, therefore, reported at market value.

                                                         (AMOUNTS IN THOUSANDS)
                                                            AMOUNT        %
                                                         ------------- --------
       Securities of U.S. Government.................... $     183,927      4.1%
       GNMA and MBS backed by GNMA collateral...........     2,445,867     54.1
       Other U.S. Government guaranteed.................        22,473      0.5
       Other investment grade...........................     1,851,678     41.0
       Non-investment grade corporates..................        14,428      0.3
                                                         ------------- --------
                                                         $   4,518,373    100.0%
                                                         ============= ========

  The following table presents the fixed maturity investments of Torchmark's insurance subsidiaries at December 31, 1993 on the basis of ratings as determined primarily by Moody's Investors Services. Standard and Poor's Bond Ratings are used where Moody's ratings were not available.

                                                    (AMOUNTS IN THOUSANDS)
                         RATING                      AMOUNT     %
                         ------                    ---------- -----
       AAA........................................ $3,059,490  67.7%
       AA.........................................    292,013   6.5
       A..........................................  1,102,057  24.4
       BAA........................................     44,572   1.0
       BA.........................................      3,442   0.1
       B..........................................      9,443   0.2
       Less than B................................         10   --
       Not rated..................................      7,346   0.1
                                                   ---------- -----
                                                   $4,518,373 100.0%
                                                   ========== =====

  Ratings of BAA and higher (or their equivalent) are considered to be investment grade by rating services.

  The following table presents the investment of Torchmark's insurance subsidiaries in fixed maturities at December 31, 1993 on the basis of ratings as determined by the National Association of Insurance Commissioners ("NAIC"):

                                         (AMOUNTS IN THOUSANDS)
                       RATING              AMOUNT          %
             -------------------------  -------------   --------
             1. Highest quality.......     $4,460,181       98.7%
             2. High quality..........         43,765        1.0
             3. Medium quality........          4,256        0.1
             4. Low quality...........          9,774        0.2
             5. Lower quality.........            143        -0-
             6. In or near default....            254        -0-
                                        -------------   --------
                                           $4,518,373      100.0%
                                        =============   ========

  Categories one and two are considered investment grade by the NAIC.

  Securities in Torchmark's investment portfolio are assigned their ratings when acquired. They are reviewed and updated at least annually. Additionally, when Torchmark learns that the rating of a specific security has been changed, that security's rating is updated promptly.

PRICING

  Premium rates for life and health insurance products are established by each subsidiary company's management using assumptions as to future mortality, morbidity, persistency, and expenses, all of which are generally based on that company's experience, and on projected investment earnings. Revenues for individual life and health insurance products are primarily derived from premium income, and, to a lesser extent, through policy charges to the policyholder account values on certain individual life products. Profitability is affected to the extent actual experience deviates from that which has been assumed in premium pricing and to the extent investment income exceeds that which is required for policy reserves.

  Collections for annuity products are not recognized as revenues but are added to policyholder account values. Revenues from these products are derived from charges to the account balances for insurance risk and administrative costs. Profits are earned to the extent these revenues exceed actual costs. Profits are also earned from investment income on annuity funds invested in excess of the amounts credited to policy accounts.

UNDERWRITING

  The underwriting standards of Torchmark's life insurance subsidiaries are established by each subsidiary's respective management. The companies use information from the application and, in some cases, inspection reports, doctors' statements and/or medical examinations to determine whether a policy should be issued in accordance with the application, with a different rating, with a rider, with reduced coverage or rejected.

  Each life insurance subsidiary requires medical examinations of applicants for life insurance in excess of certain prescribed amounts. These are graduated according to the age of the applicant and may vary with the kind of insurance. The maximum amount of insurance issued without medical examination varies by company: for Globe, it is $150,000 through age 40; and for Liberty and UILIC, it is $99,999 through age 50. These maximums decrease at higher ages, with medical examinations becoming mandatory at the respective companies at ages 51, 61, and 80. The companies request medical examinations of all applicants, regardless of age or amount, if information obtained from the application or other sources indicates that such an examination is warranted.

  In recent years, there has been considerable concern regarding the impact of the HIV virus associated with Acquired Immune Deficiency Syndrome ("AIDS"). Liberty and UILIC have implemented certain underwriting tests to detect the presence of the HIV virus and continue to assess the utility of other appropriate underwriting tests to detect AIDS in light of medical developments in this field. To date, AIDS claims have not had a material impact on claims experience.

REINSURANCE

  As is customary among insurance companies, Torchmark's insurance subsidiaries cede insurance to other unaffiliated insurance companies on policies they issue in excess of the companies' retention limits. Reinsurance is an effective method for keeping insurance risk within acceptable limits. In the event insurance business is ceded, the insurance subsidiary remains contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations it assumes (See Note 13--Commitments and Contingencies in Notes to Consolidated Financial Statements and Schedule VI-- Reinsurance [Consolidated]).

RESERVES

  The life insurance policy reserves reflected in Torchmark's financial statements as future policy benefits are calculated based on generally accepted accounting principles. These reserves, with the addition of premiums to be received and the interest thereon compounded annually at assumed rates, must be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and persistency assumptions used in the calculations of reserves are based on company experience. Similar reserves are held on most of the health policies written by Torchmark's insurance subsidiaries, since these policies generally are issued on a guaranteed-renewable basis. A complete list of the assumptions used in the calculation of Torchmark's reserves are reported in the financial statements (See Note 8--Future Policy Benefit Reserves in the Notes to Consolidated Financial Statements). Reserves for annuity products consist of the policyholders' account values and are increased by policyholder deposits and interest credits and are decreased by policy charges and benefit payments.

MARKETING

  Collectively, the insurance subsidiaries of Torchmark are licensed to sell insurance in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands, Guam, and Canada. Distribution is through home service agents, independent agents, exclusive agents and direct response methods. Home service agents of Liberty are employees and are primarily compensated by commissions based on sales and by a salary based on the amount of premiums collected on policies assigned to them for servicing. All other agents are independent contractors and are compensated by commission only.

  Torchmark's insurance subsidiaries are not committed or obligated in any way to accept a fixed portion of the business submitted by any independent agents. All policy applications, both new and renewal, are subject to approval and acceptance by the particular subsidiary. Torchmark is not dependent on any single or any small group of independent agents, the loss of which would have a materially adverse effect on insurance sales.

  Liberty markets its products through home service agents operating in Alabama, Florida, Georgia, Mississippi, South Carolina and Tennessee. Home service agents are responsible for sales in a geographical area and remain in contact with policyholders to provide continuing service. Within these states, Liberty maintained 110 district offices which employed approximately 3,100 agency personnel as of December 31, 1993. Almost all of the Liberty agency personnel are also licensed to sell property insurance issued by Liberty Fire.

  Globe's agents, who primarily sell health insurance, are independent contractors working out of branch offices. Globe's sales organization consists of 71 branch sales offices from which approximately 1,100 licensed agents operate and approximately 4,200 agents sell life insurance in special markets. Globe markets modified whole-life and term insurance primarily through direct response solicitation. In 1993, over $4.9 billion or 92% of the face amount of life insurance sold by Globe was sold through direct response methods.

  UILIC's sales are generated principally through the W&R sales force under a general agency contract in conjunction with W&R's financial planning services. In addition, UILIC sells through unaffiliated brokers. In 1993 W&R sales representatives produced 93% of UILIC's annualized life insurance premium and 99% of annuity deposits.

  United American markets its products through approximately 57,000 licensed representatives in 49 states, the District of Columbia, Puerto Rico and Canada. United American's Medicare Supplement insurance products are also marketed by Globe, W&R and Liberty.

  Famlico markets its life insurance and annuity products to fund prearranged funeral agreements through a force of approximately 725 independent career agents representing approximately 300 funeral homes in 22 states.

RATINGS

  The following list indicates the ratings currently held by Torchmark's four largest insurance companies as rated by A.M. Best Company:

       Liberty National Life Insurance Company    A++ (Superior)
       Globe Life And Accident Insurance Company  A++ (Superior)
       United Investors Life Insurance Company    A++ (Superior)
       United American Insurance Company          A+  (Superior)

  These same four insurance companies are each rated by Standard & Poor's Corporation as AAA(Superior), which is their highest rating. A.M. Best states that it assigns A++ and A+ (Superior) ratings to those companies which, in its opinion, have achieved superior overall performance when compared to the norms of the life/health insurance industry. A++ and A+ (Superior) companies have a very strong ability to meet their policyholder and other contractual obligations over a long period of time. Standard & Poor's Corporation assigns a superior or AAA rating to those companies who have superior financial security on an absolute and relative basis and whose capacity to meet policyholder obligations is overwhelming under a variety of economic and underwriting conditions.

                               ASSET MANAGEMENT

  Torchmark conducts its asset management and financial services businesses through United Management and its subsidiaries. This segment consists of two primary activities: (1) mutual fund distribution and management and (2) energy operations.

MUTUAL FUNDS

  Torchmark's mutual fund operations are carried out by W&R, a subsidiary of United Management, which markets and manages the sixteen mutual funds in the United Group of Mutual Funds, the five mutual funds in the Waddell & Reed Fund, Inc. ("W&R Funds"), the five mutual funds in the TMK/United Fund ("TMK/United Funds"), and the two mutual funds in the Torchmark Fund ("Torchmark Funds"). These funds were valued as follows at December 31, 1993 and 1992:

                         FUND ASSETS UNDER MANAGEMENT

                                                         (AMOUNTS IN
                                                          MILLIONS)
                                                       1993      1992
                                                     --------- ---------
       United Funds:
        United Income Fund                           $ 3,060.1 $ 2,537.2
        United Accumulative Fund                       1,033.8     992.9
        United High Income Fund                        1,053.0     945.6
        United Municipal Bond Fund                     1,060.9     915.6
        United Vanguard Fund                             948.8     902.8
        United Bond Fund                                 641.7     589.9
        United Science and Energy Fund                   446.6     428.8
        United Cash Management Fund                      321.6     393.3
        United Continental Income Fund                   418.1     370.6
        United High Income II Fund                       396.0     347.7
        United Retirement Shares                         431.6     313.8
        United International Growth Fund                 494.5     306.7
        United Municipal High Income Fund                342.5     273.7
        United New Concepts Fund                         215.9     181.7
        United Government Securities Fund                189.4     168.6
        United Gold and Government Fund                   47.8      27.1
       W&R Funds:
        W&R Total Return Fund                             47.4       6.3
        W&R Global Income Fund                            10.4       6.0
        W&R Growth Fund                                   33.0       4.8
        W&R Municipal Bond Fund                           22.5       4.4
        W&R Limited-Term Bond Fund                        10.9       3.6
       TMK/United Funds:
        Money Market Portfolio                            26.0      24.0
        Bond Portfolio                                    81.7      49.4
        High Income Portfolio                             71.3      41.5
        Growth Portfolio                                 220.6     122.4
        Income Portfolio                                 155.1      65.0
       Torchmark Funds:
        Torchmark Government                               1.6       0.0
        Torchmark Tax-Free                                 2.3       0.0
                                                     --------- ---------
         Total mutual fund assets under management    11,785.1  10,023.4
       Institutional and private accounts              2,670.0   2,121.0
                                                     --------- ---------
         Total assets under management               $14,455.1 $12,144.4
                                                     ========= =========

  W&R's revenues consist of the following: (1) fees for managing the assets, which are based on the value of the assets managed, (2) commissions for the sale of products, and (3) fees for accounting and administration, which are based primarily on an annual charge per account. In addition to its mutual fund management and distribution activities, W&R manages accounts for individual and institutional investors for which asset management fees are received.

  Asset management activities are conducted by an experienced and qualified staff. As of December 31, 1993, the average industry experience of the fund managers for W&R was 20 years, and average company experience was 13 years.

  The following table indicates W&R revenues by component for the three years ending December 31, 1993:

                                                       (AMOUNTS IN THOUSANDS)
                                                       1993     1992     1991
                                                     -------- -------- --------
       Investment product commissions*.............. $ 66,034 $ 64,749 $ 48,708
       Insurance product commissions*...............   12,117   12,044   12,333
       Asset management fees........................   64,181   56,056   48,341
       Service fees.................................   21,273   19,890   18,812
                                                     -------- -------- --------
                                                     $163,605 $152,739 $128,194
                                                     ======== ======== ========

*Commissions paid to W&R by affiliates for variable annuities and insurance products are eliminated in consolidation.

  W&R markets its mutual funds and other financial products, including life insurance issued by UILIC and Medicare Supplement insurance issued by United American, through a sales force of approximately 2,800 registered representatives in 50 states and the District of Columbia. These representatives concentrate on product sales of W&R and other Torchmark affiliates. W&R maintained 169 sales offices at December 31, 1993.

  W&R conducts money management seminars on a national scale to reach numerous potential clients every year. Individual financial plans are developed for clients through one-on-one consultations with the W&R sales representatives. Emphasis is placed on a long-term relationship with a client rather than a one-time sale.

ENERGY

  Torchmark engages in energy operations through Torch Energy and its subsidiaries. Torch Energy is a wholly-owned subsidiary of United Management. Torch Energy manages oil and gas properties and investments, primarily in the form of limited partnerships, for affiliated Torchmark companies as well as for unrelated institutions. Additionally, Torch Energy manages energy properties for Nuevo Energy Company ("Nuevo"), a publicly-traded corporation which was 14% owned by Torch Energy at December 31, 1993. Torch Energy also makes direct investments in energy properties from time to time and markets production for the properties it manages and for unrelated third parties. The following table presents an analysis of the $1.2 billion in energy properties under management:

                                                          (AMOUNTS IN MILLIONS)
                                                             1993       1992
                                                          ---------- ----------
         Direct ownership................................ $       24 $      121
         Other energy investments of Torchmark...........        339        393
         Other affiliated*...............................         43         77
         Unaffiliated parties............................        750        565
                                                          ---------- ----------
                                                          $    1,156 $    1,156
                                                          ========== ==========

              * Includes Nuevo and general partnership interests

  Torch Energy manages investments which are made primarily in proven producing properties. These properties consist of oil and gas working and royalty interests in approximately 4,500 wells and are primarily located in seven states and offshore in the Gulf of Mexico. Included in other energy investments of Torchmark is a coalbed methane development in Alabama's Black Warrior Basin in the amount of approximately $234 million.

  In addition to energy asset management, Torch Energy also engages in energy property acquisition, energy product marketing, and operates approximately 1,200 wells. Energy product marketing involves the sale of oil and gas production, which is acquired through purchase agreements with affiliates and unrelated third parties.

  The following table presents revenues for energy operations by component:

                                                      (AMOUNTS IN THOUSANDS)
                                                       1993     1992     1991
                                                     --------  -------  -------
       Product marketing revenue.................... $174,080  $98,352  $27,674
       Less: product marketing costs................ (165,068) (91,356) (24,532)
                                                     --------  -------  -------
       Net product marketing revenue................    9,012    6,996    3,142
       Management fees*.............................   15,233   15,057   13,555
       Production revenue...........................   45,427   38,155   27,918
       Operating fees...............................   14,310   13,806   10,226
       Other revenue................................   24,705    1,525      772
                                                     --------  -------  -------
                                                     $108,687  $75,539  $55,613
                                                     ========  =======  =======

      * Includes fees from affiliates

                                  COMPETITION

  The insurance industry is highly competitive. Torchmark's insurance subsidiaries compete with other insurance carriers through policyholder service, price, product design, and sales effort. In addition to competition with other insurance companies, Torchmark's insurance subsidiaries also face increasing competition from other financial services organizations. While there are a number of larger insurance companies competing with Torchmark that have greater resources and have considerable marketing forces, there is no individual company dominating any of Torchmark's life or health markets.

  Torchmark's health insurance products compete with, in addition to the products of other health insurance carriers, health maintenance organizations, preferred provider organizations, and other health care related institutions which provide medical benefits based on contractual agreements.

  Generally, Torchmark's insurance companies operate at lower administrative expense levels than their peer companies, allowing Torchmark companies to have competitive rates while maintaining margins, or, in the case of Medicare Supplement business, to remain in the business while some companies have ceased new writings. Torchmark's years of experience in direct response business are a valuable asset in designing direct response products. Similarly, Liberty's concentration of business has been considered a competitive advantage in hiring and retaining agents. On the other hand, Torchmark's insurance subsidiaries do not have the same degree of national name recognition as some other companies with which they compete.

  W&R competes with hundreds of other registered institutional investment advisers and mutual fund management and distribution companies which distribute their fund shares through a variety of methods including affiliated and unaffiliated sales forces, broker-dealers, and direct sales to the public. Although no one company or group of companies dominates the mutual fund industry, some are larger than W&R and have greater resources. Competition is based on the methods of distribution of fund shares, tailoring investment products to meet certain segments of the market, changing needs of investors, the ability to achieve superior investment management performance, the type and quality of shareholder services, and the success of sales promotion efforts.

  Torchmark's energy subsidiaries compete with a large number of institutional investment advisors in the asset management business, although only a limited number of these institutions manage energy assets. There is very little competition from other specialized energy asset managers in terms of institutional assets under management. These energy subsidiaries also face strong competition in their businesses of well operations, product marketing, and energy asset direct ownership. Competitors include independent producers and major oil and gas companies, some of which are quite large and well established with substantial capital, resources, and capabilities exceeding those of Torchmark's energy subsidiaries.

                                  REGULATION

  INSURANCE. Insurance companies are subject to regulation and supervision in the states in which they do business. The laws of the various states establish agencies with broad administrative and supervisory powers which include, among other things, granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, approving certain premium rates, setting minimum reserve and loss ratio requirements, determining the form and content of required financial statements, and prescribing the type and amount of investments permitted. Insurance companies can also be required under the solvency or guaranty laws of most states in which they do business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. They are also required to file detailed annual reports with supervisory agencies, and records of their business are subject to examination at any time. Under the rules of the NAIC, insurance companies are examined periodically by one or more of the supervisory agencies. The most recent examinations of Torchmark's insurance subsidiaries were: Famlico, as of September 30, 1990; Globe, as of December 31, 1991; Liberty and Liberty Fire, as of December 31, 1991; and UILIC and United American, as of December 31, 1990.

  NAIC Ratios. The NAIC developed the insurance Regulatory Information System ("IRIS"), which is intended to assist state insurance regulators in monitoring the financial condition of insurance companies.

IRIS identifies twelve insurance industry ratios from the statutory financial statements of insurance companies, which statements are based on regulatory accounting principles and are not based on generally accepted accounting principles ("GAAP"). IRIS specifies a standard or "usual value" range for each ratio, and a company's variation from this range may be either favorable or unfavorable. Departure from this "usual value" on four or more ratios leads to inquiries from state regulators. None of Torchmark's primary insurance subsidiaries have exceeded the "usual values" on more than three ratios for the periods considered. The following table presents the IRIS ratios for three of Torchmark's four largest insurance subsidiaries, which varied unfavorably from the "usual value" range for the years 1992 and 1991.

                                                                  USUAL    REPORTED
 COMPANY                        RATIO NAME                        RANGE     VALUE
- ---------  ---------------------------------------------------- ---------- --------
1992:
- -----
 UILIC     Change in Reserving                                  20 to -20     22
 Liberty   Investment in Affiliate to Capital and Surplus       0 to 100     177
 Globe     Adequacy of investment income                        125 to 900   999
1991:
- -----
 Liberty   Investment in Affiliate to Capital and Surplus       0 to 100     168
 Globe     Investment in Affiliate to Capital and Surplus       0 to 100     103
 UILIC     Change in Reserving                                  20 to -20    -21

Explanation of Ratios:

  Investment in Affiliate to Capital and Surplus--This ratio is determined by measuring total investment in affiliates against the capital and surplus of the company. The NAIC considers a ratio of more than 100% to be high, and to possibly impact a company's liquidity, yield, and overall investment risk. The large ratios in Liberty and Globe are brought about by their ownership of other large Torchmark insurance companies and the ownership by Liberty of 83% of the stock of United Management. Profitability and growth in these subsidiaries have caused this ratio to gradually rise. All intercompany investment is eliminated in consolidation, and the internal organizational structure has no bearing on consolidated results. Intercompany ownership by Liberty and Globe were reduced during 1993 due to restructuring and the sale of Vesta.

  Change in Reserving--The change in reserving ratio is computed as the aggregate increase in statutory reserves for individual life insurance taken as a percentage of individual life renewal and single premium. The reserving ratio is then measured against the same ratio for the prior year to determine the degree of change. The NAIC considers a variance of more than 20% to be unusual. The 21% variance in 1991 and the 22% offsetting variance in 1992 for United Investors Life Insurance Company was caused by the one-time correction of reserves in 1991 on a block of individual life policies to recognize their decreasing guaranteed death benefits. These ratios are computed utilizing regulatory reserving techniques and not on the basis of calculating policy reserves as determined by GAAP. Because the modifications to statutory reserves had no bearing on reserves calculated in accordance with GAAP, those modifications had no effect on Torchmark's consolidated financial statements.

  Adequacy of Investment Income--This ratio indicates that an insurer's investment income is adequate to meet interest requirements of policy reserves and is measured as a percentage of investment income to required interest. A ratio higher than 900% is considered to be too high and a ratio lower than 125% is considered to be too low by the NAIC. The 999% ratio in Globe for 1992 was brought about by the NAIC's inclusion of dividends of various Torchmark subsidiaries in Globe's investment income. These dividends are generally passed through Globe to the parent company and should not be considered in meeting interest requirements. Intercorporate dividends are eliminated in consolidation and have no effect on consolidated results. Had these dividends been excluded, Globe's 1992 ratio would have been 246%, which was within the usual range.

  Risk Based Capital: In December 1992, the NAIC adopted a model act that requires a risk based capital formula be applied to all life and health insurers. The requirement begins in 1994 for information based on the 1993 annual statements. The risk based capital formula is a threshold formula rather than a target capital formula. It is designed only to identify companies that require regulatory attention and is not to be used to rate or rank companies that are adequately capitalized. All of the insurance subsidiaries of Torchmark are adequately capitalized under the risked based capital formula.

  Guaranty Assessments. State solvency or guaranty laws provide for the assessment of insurance companies into a fund which is used, in the event of failures or insolvency of an insurance company, to fulfill the obligations of that company to its policyholders. The amount by which a company is assessed for these state funds is determined according to the extent of these unsatisfied obligations in each state. These assessments are recoverable to a great extent as offsets against state premium taxes.

  HOLDING COMPANY. States have enacted legislation requiring registration and periodic reporting by insurance companies domiciled within their respective jurisdictions that control or are controlled by other corporations so as to constitute a holding company system. Torchmark and its subsidiaries have registered as a holding company system pursuant to such legislation in Alabama, Delaware, Missouri, New York, and Texas.

  Insurance holding company system statutes and regulations impose various limitations on investments in subsidiaries, and may require prior regulatory approval for the payment of certain dividends and other distributions in excess of statutory net gain from operations on an annual noncumulative basis by the registered insurer to the holding company or its affiliates.

  MUTUAL FUNDS. Torchmark's mutual fund management and distribution activities, as well as its investment advisory services, are subject to state and federal regulation and oversight by the National Association of Securities Dealers, Inc. Each of the funds in the United Group of Mutual Funds, the W&R Funds, the TMK/United Funds and the Torchmark Funds is a registered investment company under the Investment Company Act of 1940. W&R and WRAM are registered pursuant to the Investment Advisers Act of 1940. Additionally, W&R is regulated as a broker-dealer under the Securities Exchange Act of 1934.

  ENERGY. Torch Energy, on behalf of itself as well as its affiliated insurance clients and unrelated institutions, is engaged in oil and gas leasing and production activities which are regulated by the Federal Energy Regulatory Commission and the appropriate state authorities in the states in which Torch Energy does business. These governmental authorities regulate production, the drilling and spacing of wells, conservation, environmental concerns, and various other matters affecting oil and gas production. Torch Energy is also registered under the Investment Advisers Act of 1940.

  HEALTH CARE REFORM. The Clinton Administration has recently made proposals in the area of health insurance and health care reform. These proposals, along with various alternative proposals, are currently being considered by Congress. At this time, it is not possible to ascertain whether these reform initiatives will negatively impact Torchmark or will positively impact Torchmark's operations by increasing demand for supplemental coverages marketed by Torchmark subsidiaries. Based on the Administration's current proposals, it does not appear that Torchmark's Medicare Supplement business will be affected.

                                   PERSONNEL

  At the end of 1993, Torchmark had 2,653 employees and 3,399 licensed employees under sales contracts. Additionally, approximately 68,000 independent agents and brokers, who were not employees of Torchmark, were associated with Torchmark's marketing efforts.

                              ITEM 2. PROPERTIES

  Torchmark, through its subsidiaries, owns or leases buildings that are used in the normal course of business. Liberty owns a 487,000 sq. ft. building at 2001 Third Avenue South, Birmingham, Alabama, which currently serves as Liberty's, UILIC's, and Torchmark's home office. Liberty leases approximately 143,000 sq. ft. of this building to unrelated tenants and has another 15,000 sq. ft. available for lease. Liberty also operates from 69 company-owned district office buildings used for agency sales personnel.

  Globe owns a 300,000 sq. ft. office building at 204 North Robinson, Oklahoma City, Oklahoma, of which it occupies 85,647 sq. ft. as its home office and the balance is available for lease. Globe also owns a 330,000 sq. ft. office building complex at 14000 Quail Springs Parkway Plaza Boulevard, Oklahoma City, and a 110,000 sq. ft. office building at 120 Robert
S. Kerr Avenue, Oklahoma City, which are available for lease to other tenants.

  United American owns and occupies a 125,000 sq. ft. home office building at 2909 North Buckner Boulevard, Dallas, Texas.

  W&R owns and occupies a 116,000 sq. ft. office building located in United Investors Park, a commercial development at 6300 Lamar Avenue, Shawnee Mission, Kansas. In addition, W&R owns three other office buildings in this development, each containing approximately 48,000 sq. ft., which are leased or are available for lease.

  Liberty, Globe and W&R also lease district office space for their agency sales personnel. All of the other Torchmark companies lease their office space in various cities in the U.S.

  A Torchmark subsidiary has completed a 185,000 sq. ft. office building as the initial phase of a 100-acre commercial development at Liberty Park along I-459 in Birmingham, Alabama of which a total of approximately 180,000 sq. ft. is currently leased. It also owns and manages a 70,000 sq. ft. office and retail complex adjacent to Liberty Park, of which 30,000 sq. ft. are leased to Liberty Fire. As a part of a joint venture with unaffiliated entities, it is also developing 2,200 contiguous acres.

  Torchmark and its primary subsidiaries have significant automated information processing capabilities, supported by centralized computer systems. Torchmark also uses personal computers to support the user-specific information processing needs of its professional and administrative staff.

  All centralized computer software support, information processing schedules and computer-readable data management requirements are supported by company specific policies and procedures which ensure that required information processing results are produced and distributed in a timely manner and provide for the copying, off-site physical storage and retention of significant company computer programs and business data files for backup purposes.

                           ITEM 3. LEGAL PROCEEDINGS

  Torchmark and Torchmark's subsidiaries continuously are parties to pending or threatened legal proceedings. These suits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Most of these lawsuits include claims for punitive damages in addition to other specified relief.

  In May 1992, litigation was filed against Liberty in the Circuit Court for Barbour County, Alabama (Robertson v. Liberty National Life Insurance Company, Case No.: CV-92-021). This suit was amended in October 1992 to include claims on behalf of a class of Liberty policyholders alleging fraud in the exchange of certain cancer insurance policies. It seeks substantial equitable and injunctive relief together with unspecified compensatory and punitive damages. A policyholder class was certified by the Barbour County Court in March 1993. Additionally, subsequent to the class certification, a number of separate lawsuits based on substantially the same allegations as in Robertson were filed by plaintiffs in Alabama, Georgia, Florida and Mississippi. Additional class action suits also based upon substantially the same allegations as in Robertson were filed after the class certification in Mobile County, Alabama (Adair v. Liberty National Life Insurance Company, Case No.: CV-93-958 and Lamey v. Liberty National Life Insurance Company, Case No.: CV-93-1256) and in Polk County, Florida (Howell v. Liberty National Life Insurance Company, Case
No.: GC-G 93-2023 and Scott v. Liberty National Life Insurance Company, Case
No.: GC-G 93-2415).

  On October 25, 1993, a jury in the Circuit Court for Mobile County rendered a one million dollar verdict against Liberty in McAllister v. Liberty National Life Insurance Company (Case No.: CV-82-4085), one of twenty-five suits involving cancer policy exchanges which were filed prior to class certification in the Barbour County litigation. Liberty has filed appropriate post-judgment motions and, if necessary, will appeal the McAllister verdict. Previously, another judge in the Mobile Circuit Court had granted a summary judgment in favor of Liberty in another substantially similar suit, which is on appeal.

  The Robertson litigation was tentatively settled pending a fairness determination by the Court after a hearing. The fairness hearing took place January 20, 1994. Class members were previously mailed notice of the hearing and the proposed settlement.

  On February 4, 1994, the Circuit Court for Barbour County, Alabama ruled that with a $16 million increase in the value of the proposed Robertson settlement from approximately $39 million to $55 million, the settlement would be fair and would be approved, provided that the parties to the litigation accepted the amended settlement within fourteen days of the issuance of the ruling. On February 17, 1994, the Court extended for two weeks the period for filing objections to or accepting the court's order conditionally approving the class action settlement. On February 22, 1994, the Court entered an order in the Robertson litigation, which delayed any final decision on the proposed class action settlement and various motions to modify it (including motions to delete Torchmark from the settlement release), pending certain specified discovery to be completed within 90 days from the date the order was entered. In the order, the Court directed limited additional discovery regarding whether Torchmark had any active involvement in the cancer policy exchanges. Pending completion of limited additional discovery, the Court has reserved jurisdiction and extended the deadline for acceptance or rejection of the modifications set forth in the February 4, 1994 order.

  Torchmark has provided for the $55 million proposed amended settlement charge in its 1993 financial reports, although it believes that it is highly likely that intervenors will pursue an appeal of the ruling to the Supreme Court of Alabama. In the event a settlement is not agreed to and approved, Torchmark and Liberty intend to aggressively defend the various cases.

  In June 1993, a purported class action alleging fraud in the replacement of certain hospital intensive care policies with policies alleged to have less value with lower benefits was filed seeking unspecified compensatory and punitive damages against Liberty and Torchmark in the Circuit Court for Mobile County, Alabama (Smith v. Liberty National Life Insurance Company, Case No.:
CV-93-2066). A second purported class action with substantially the same allegations as in the Smith litigation was also filed in the Mobile County Circuit Court in December 1993 (Maples v. Liberty National Life Insurance Company, Case No.: CV-93-3694). Three other separate lawsuits based upon the replacement of certain hospital intensive care policies have also been filed. The Smith litigation has been settled, while a class has not yet been certified and discovery is proceeding in the Maples case.

  Purported class action litigation was filed in December 1993 against Liberty in the Circuit Court for Mobile County, Alabama asserting fraud and misrepresentation in connection with exclusionary provisions of accident and hospital accident policies sold to persons holding multiple accident type policies (Cofield v. Liberty National Life Insurance Company, Case No.: CV-93-3667 and Kelly v. Liberty National Life Insurance Company, Case No.: CV-93-
3759). The Kelly case has been settled. No class has been certified in Cofield although discovery is proceeding.

  In 1978, the United States District Court for the Northern District of Alabama entered a final judgement in Battle v. Liberty National Insurance Company, et al (CV-70-H-752-S), class action litigation involving Liberty, a class composed of all owners of funeral homes in Alabama and a class composed of all insureds (Alabama residents only) under burial or vault policies issued, assumed or reinsured by Liberty. The final judgement fixed the rights and obligations of Liberty and the funeral directors authorized to handle Liberty burial and vault policies as well as reforming the benefits available to the policyholders under the policies. It remains in effect to date. A motion was filed to challenge the final judgement under Federal Rule of Civil Procedure 60(b) in February of 1990, but the final judgement was upheld and the Rule 60(b) challenge was rejected by both the District Court and the Eleventh Circuit Court of Appeals.

  In November, 1993, an attorney (purporting to represent the funeral director class) filed a petition in the District Court seeking "alternative relief" under the final judgement. The relief sought is unclear, but includes a request that the District Court rule that the final judgement no longer has prospective application. Liberty has filed discovery requests seeking the identity of the funeral directors involved in the petition and information and materials necessary to evaluate the funeral directors' allegations and to clarify the relief sought.

  Based upon information presently available, and in light of legal and other defenses available to Torchmark and its subsidiaries, contingent liabilities arising from threatened and pending litigation are not considered material. It should be noted, however, that the frequency of large punitive damage awards bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly Alabama, and continues to increase universally.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 1993.

                                    PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                                    MATTERS

  The principal market in which Torchmark's common stock is traded is the New York Stock Exchange. There were 8,160 shareholders of record on December 31, 1993, excluding shareholder accounts held in nominee form. On August 19, 1992, Torchmark effected a 3 for 2 stock split in the form of a stock dividend to its common shareholders of record on August 5, 1992. Accordingly, all market prices and dividends per share have been adjusted. Information concerning restrictions on the ability of Torchmark's subsidiaries to transfer funds to Torchmark in the form of cash dividends is set forth in Note 12--Shareholders' Equity in the Notes to the Consolidated Financial Statements. The market price and cash dividends paid by calendar quarter for the past two years are as follows:

                                    1993
                                MARKET PRICE
                                ------------
                                                           DIVIDENDS
         QUARTER          HIGH              LOW            PER SHARE
         -------         -------          -------          ---------
            1            $64.750          $55.500           $ .2667
            2             61.875           50.250             .2667
            3             59.750           51.625             .2667
            4             56.625           41.125             .2800

Year-end closing price..................$45.000

                                     1992
                                 MARKET PRICE
                                 ------------
                                                           DIVIDENDS
         QUARTER          HIGH            LOW              PER SHARE
         -------         -------          -------          ---------
            1            $41.000          $36.333           $ .2667
            2             45.250           36.000             .2667
            3             53.375           43.417             .2667
            4             58.375           49.375             .2667

Year-end closing price..................$57.125

                        ITEM 6. SELECTED FINANCIAL DATA

  The following information should be read in conjunction with Torchmark's Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:

          (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND PERCENTAGE DATA)

                                           1993         1992         1991           1990           1989
YEAR ENDED DECEMBER 31,                 -----------  -----------  -----------    -----------    -----------
Life premium..........................  $   555,859  $   544,467  $   524,052    $   487,991    $   432,235
Health premium........................      799,835      797,855      769,821        738,431        682,680
Other premium.........................      137,216      111,640       71,940         64,830         69,521
Total premium.........................    1,492,910    1,453,962    1,365,813      1,291,252      1,184,436
Net investment income.................      372,470      382,735      364,318        348,412        308,019
Financial services revenue............      137,422      133,462      114,326        108,561        108,255
Energy operations revenue.............      106,013       74,014       54,841         32,218         22,239
Realized investment
 gains (losses).......................        8,009         (948)       4,195          4,081            547
Total revenue.........................    2,176,835    2,045,810    1,907,441      1,787,148      1,629,326
Net income............................      297,979      265,477      246,489        229,177        211,308
Net income available to common
 shareholders.........................      294,690      262,024      240,373        222,279        203,641
Life insurance sales..................   12,240,244   11,067,341   11,222,307     11,257,778     11,024,758
Increase in life insurance in force...    3,060,638    2,195,544    1,280,412(1)     694,733(2)     842,605
Annualized life and health premium
 issued:
 Life.................................      128,433      131,726      133,741        129,233        119,629
 Health...............................      176,028      224,905      216,962        273,290        232,336
 Total................................      304,461      356,631      350,703        402,523        351,965
Increase (decrease) in annualized
 life and health premium in force:
 Life.................................       24,572       25,534       16,098(1)      16,849(2)      28,797
 Health...............................       (9,106)      34,346       11,749         56,456         12,228
 Total................................       15,466       59,880       27,847         73,305         41,025
Mutual fund collections...............    1,249,084    1,141,928      813,737        742,142        744,284
Per common share:
 Net income...........................         4.01         3.58         3.13           2.85           2.59
 Net income excluding realized
  investment gains....................         3.94         3.59         3.10           2.82           2.59
 Cash dividends paid..................         1.08         1.07         1.00            .93            .83
Return on average common equity.......         24.2%        26.4%        25.5%          26.6%          27.9%
Average shares outstanding............       73,502       73,237       76,728         77,950         78,634
- -----------------------------------------------------------------------------------------------------------
                                           1993         1992         1991           1990           1989
AS OF DECEMBER 31,                      -----------  -----------  -----------    -----------    -----------
Cash and invested assets (3)..........  $ 5,550,931  $ 4,994,828  $ 4,605,446    $ 4,155,577    $ 3,559,948
Total assets..........................    7,646,242    6,770,115    6,160,742      5,535,895      4,921,404
Short-term debt.......................      107,108      276,819       11,499            779        125,977
Long-term debt........................      792,335      497,867      667,125        529,294        498,235
Shareholders' equity..................    1,417,255    1,115,660    1,079,251        943,787        894,544
 Per common share (4).................        18.80        14.54        13.11          11.13          10.02
Life insurance in force...............   61,366,933   58,306,295   56,110,751     54,775,134     53,743,362
Annualized life and health premium in
 force:
 Life.................................      612,656      588,084      562,550        543,738        498,777
 Health...............................      823,382      832,488      798,142        786,393        729,937
 Total................................    1,436,038    1,420,572    1,360,692      1,330,131      1,228,714
Assets under management at W&R........   14,455,000   12,144,000   10,692,000      8,212,000      8,542,000
- -----------------------------------------------------------------------------------------------------------

(1) The increase in individual life insurance in force is adjusted by $55 million, and the increase in individual life annualized premium in force is adjusted by $2.7 million, representing the business acquired in the acquisition of Sentinel American Life Insurance Company.
(2) The increase in individual life insurance in force is adjusted by $337 million, and the increase in individual life annualized premium in force is adjusted by $28.1 million, representing the business acquired in the Family Service Life Insurance Company acquisition.
(3) Includes accrued investment income.
(4) Computed after deduction of preferred shareholders' equity.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

  The following should be read in conjunction with the Selected Financial Data and Torchmark's Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

                             RESULTS OF OPERATIONS

  Torchmark's net income for 1993 was $298 million, increasing 12.2% over the $265 million reported in 1992. On a per share basis, net income was $4.01, rising 12% over 1992 net income per share of $3.58. Per share earnings for 1992 also rose 14% over the prior year from $3.13 per share. Excluding the after-tax effect of realized investment gains (and losses), per share earnings were $3.94 in 1993 compared to $3.59 in 1992, an increase of 9.7%. The 1992 increase in per share earnings excluding realized investment gains and losses was 16%.

  In a comparison of 1993 results with those of 1992, several nonrecurring items should be considered. In November, 1993 Torchmark sold 73% of its interest in Vesta, which was Torchmark's wholly-owned property and casualty subsidiary prior to the sale, retaining an approximate 27% interest. Such interest was sold for proceeds of $161 million and a $57 million pretax gain from the sale was recognized. Results for 1993 include an $82 million pretax charge for nonoperating expenses, compared to $5.7 million for 1992. This charge relates to legal and litigation expenses, guaranty assessments, and directors' and officers' liability. Two new accounting standards which dealt with postretirement benefits and accounting for income taxes were implemented, increasing 1993 earnings to $18.4 million. Enactment of the Administration's tax reform package, which increased corporate tax rates in 1993 from 34% to 35%, resulted in an additional charge to 1993 earnings of $13.7 million. Of this charge, $4.3 million related to 1993 earnings and $9.4 million was the effect of a one-time adjustment to the deferred tax liability relating to prior years. Adjusting for these nonrecurring items, Torchmark's 1993 per share earnings after realized capital gains and losses would have been $4.04, compared to $3.64 for 1992, an increase of 11%.

  Revenues climbed 6.4% in 1993 to $2.18 billion, up from $2.05 billion for the previous year. After adjusting for the above-mentioned gain on the sale of Vesta, the increase in revenues for 1993 would have been 3.6%. Revenues for 1992 increased 7.3% over 1991 revenues of $1.91 billion. Premium income for 1993 grew 2.7% or $39 million, largely accounted for by the $25 million growth in premium at Vesta. Financial services revenues rose 3% in 1993 and 17% in 1992 as a result of strong financial markets and increased investor demand. The lower rate of growth in 1993 was attributable to decreased front-end load mutual funds and the increase in the sale of funds with deferred sales charges. Lower investment yields available on new investments and the increased use of tax advantaged investments have had a negative effect on growth in net investment income in recent periods. Net investment income grew 5% in 1992 and declined 2.7% in 1993. On a tax equivalent basis, investment income increased 1.5%. Energy operations experienced strong growth in both periods, rising 43% in 1993 after gaining 35% in 1992. A more in-depth discussion of each of Torchmark's segments and investment operations is found on pages 18 through 25 of this report.

  Other operating expenses increased 3% in 1993, after excluding the above-mentioned nonoperating expense charges in both 1993 and 1992. As a percentage of total revenues, adjusting for the previously-mentioned gain from the Vesta sale, adjusted operating expenses were 8.2% of revenues in 1993, compared to 8.3% in both 1992 and 1991. Interest expense rose 21% in 1993 to $67.3 million, primarily as a result of $300 million in new debt issues in 1993, which also caused average indebtedness to rise in 1993. These new issues were used mainly to fund the 1993 acquisition of the remaining 18% of United Management which Torchmark did not own. These debt issuances and the United Management transaction are discussed further as a part of the capital resources discussion found on pages 26 through 27 of this report. Average indebtedness also rose in 1992, resulting in increased interest expense of 11% or $55.7 million. The increase in 1992 debt was primarily the result of borrowings to fund common and preferred share purchases through line-of-credit borrowings. Capitalized interest deducted from interest expense was $.9 million in 1993, $4.3 million in 1992, and $9.1 million in 1991.

  The following is a discussion of Torchmark's operations by segment.

                             INSURANCE OPERATIONS

                                LIFE INSURANCE
                              Summary of Results
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                1993               1992               1991
                          ------------------ ------------------ ------------------
                                      % OF               % OF               % OF
                           AMOUNT    PREMIUM  AMOUNT    PREMIUM  AMOUNT    PREMIUM
                          ---------  ------- ---------  ------- ---------  -------
Premium and policy
 charges................  $ 555,859   100.0% $ 544,467   100.0% $ 524,052   100.0%
Policy obligations......    377,018    67.8    366,214    67.3    344,817    65.8
Required reserve inter-
 est....................   (151,203)  (27.2)  (143,171)  (26.3)  (133,882)  (25.5)
                          ---------   -----  ---------   -----  ---------   -----
 Net policy obligations.    225,815    40.6    223,043    41.0    210,935    40.3
Amortization of acquisi-
 tion costs.............     86,098    15.5     87,375    16.0     94,123    18.0
Commissions and premium
 taxes..................     36,697     6.6     35,718     6.6     35,868     6.8
Other expense...........     43,790     7.9     46,330     8.5     45,198     8.6
                          ---------   -----  ---------   -----  ---------   -----
 Total..................    392,400    70.6    392,466    72.1    386,124    73.7
                          ---------   -----  ---------   -----  ---------   -----
Insurance operating in-
 come...................  $ 163,459    29.4% $ 152,001    27.9% $ 137,928    26.3%
                          =========   =====  =========   =====  =========   =====

  Life Insurance. Life insurance premium, including policy charges, increased 2.1% to $556 million in 1993, after having risen 3.9% to $544 million in 1992. Annualized life premium in force was $613 million at December 31, 1993, gaining 4.2% over the prior year end amount of $588 million. In 1992, annualized life premium grew 4.5% from $563 million. Annualized premium in force data includes amounts collected on certain interest-sensitive life products which are not recorded as premium income but excludes single premium income and policy charges. Sales of life products, as measured by annualized premium issued, were $128 million in 1993, compared to $132 million in 1992 and $134 million in 1991.

  Profitability in the life product line has increased in each of the years considered, as evidenced by the growth in insurance operating income as a percentage of premium. This percentage grew from 26.3% in 1991 to 27.9% in 1992 to 29.4% in 1993. The primary reason for the improvement in both years was improved persistency. Persistency improvements have resulted, at least in part, from revisions in agents' compensation formulas to encourage persistency. Lower lapses have also been attributable to a large portion of agent-collected home service business having been converted to bank draft premium, which has higher persistency. The proportion of bank draft premium to total home service premium increased from 61% in 1991 to 69% in 1992 to 78% in 1993.

  One factor in the 1992 increase in the policy obligations to premium ratio was increased mortality over the prior period. Fluctuations in mortality are normal and such an increase is not indicative of a pattern. Other expense margins have improved in each of the years considered, which have had the effect of further improving margins.

                               HEALTH INSURANCE
                              Summary of Results
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                1993              1992              1991
                          ----------------- ----------------- -----------------
                                     % OF              % OF              % OF
                           AMOUNT   PREMIUM  AMOUNT   PREMIUM  AMOUNT   PREMIUM
                          --------  ------- --------  ------- --------  -------
Premium.................. $799,835   100.0% $797,855   100.0% $769,821   100.0%
Other income.............    3,268     0.4     2,538     0.3     2,275     0.3
                          --------   -----  --------   -----  --------   -----
 Total revenues..........  803,103   100.4   800,393   100.3   772,096   100.3
Policy obligations.......  486,856    60.9   491,343    61.6   474,468    61.6
Required reserve inter-
 est.....................  (24,572)   (3.1)  (22,712)   (2.9)  (22,484)   (2.9)
                          --------   -----  --------   -----  --------   -----
 Net policy obligations..  462,284    57.8   468,631    58.7   451,984    58.7
Amortization of acquisi-
 tion costs..............   83,385    10.4    89,766    11.3    98,596    12.8
Commissions and premium
 taxes...................  107,317    13.4   108,105    13.5   106,223    13.8
Other expense............   44,194     5.6    44,298     5.6    39,111     5.1
                          --------   -----  --------   -----  --------   -----
 Total...................  697,180    87.2   710,800    89.1   695,914    90.4
                          --------   -----  --------   -----  --------   -----
Insurance operating in-
 come.................... $105,923    13.2% $ 89,593    11.2% $ 76,182     9.9%
                          ========   =====  ========   =====  ========   =====

  Health Insurance: Torchmark's health products include Medicare Supplement insurance, cancer insurance, and other under-age 65 medical and hospitalization products. As a percentage of annualized health premium in force at December 31, 1993, Medicare Supplement accounted for 73%, cancer accounted for 13%, and other products accounted for 14%.

  Total health premium was $800 million in 1993, compared to $798 million in 1992, after having grown 3.6% over 1991 premium of $770 million. Annualized health premium in force stood at $823 million at December 31, 1993, declining 1.1% over the 1992 amount of $832 million. The 1992 annualized health premium in force rose 4.3% over the December 31, 1991 amount of $798 million. Sales of health products in terms of annualized premium issued declined 22% to $176 million in 1993 after having increased 3.7% in 1992 to $225 million from $217 million in 1991. The decline in 1993 sales was affected by the uncertainty surrounding the Administration's and other health care reform proposals during the year. Medicare Supplement sales were also impacted by competition which offered products with a premium that increases with age as well as medical costs, while Torchmark's premium is increased with medical costs only. This resulted in Torchmark's product being initially more expensive while the competing products would have substantially larger premium increases in the future.

  In terms of annualized premium issued, sales of Medicare Supplement insurance declined 13% to $136 million in 1993. Sales rose 43% to $156 million in 1992 over the prior year. In addition to the previously-mentioned uncertainty regarding various health care reforms which might have bearing on the Medicare Supplement market, this market has also experienced a great deal of regulatory change in recent years. These changes include increased government regulation in the form of mandated policy forms, a required minimum 65% loss ratio on products sold, and a required leveling of agents' commissions. Implementation of the stringent loss ratio and policy form regulations in 1992 has put pressure on margins for all Medicare Supplement providers. Medicare Supplement annualized premium in force grew 3.4% in 1993 and stood at $601 million at December 31, 1993. In 1992, Medicare Supplement annualized premium in force grew almost 11% and was $581 million at December 31, 1992.

  Cancer insurance annualized premium in force declined 3.4% to $106 million at December 31, 1993 from $109 million at December 31, 1992. Cancer annualized premium in force grew 5.9% in 1992. Sales of this product in 1992 of $18 million were level, compared with the prior year but declined 45% in 1993 to $10 million. Under age 65 health insurance annualized premium in force declined 19% in 1993 to $113 million after having declined 17% in 1992 to $141 million. Sales of a number of these products were discontinued in 1992 because of poor margins, causing the premium in force to decline in both years.

  Margins have improved in each of the years considered. As a percentage of premium, insurance operating income for individual health grew from 9.9% in 1991 to 11.2% in 1992 to 13.2% in 1993, representing an increase of 13% in 1992 and 18% in 1993. There were two primary reasons for this improvement. First, improved persistency has contributed to the decline in amortization of acquisition costs. One reason for the improvement in persistency is that many states now require levelized commissions on Medicare Supplement products. This has encouraged persistency through the payment of a higher renewal commission. In addition, the payment of a lower first-year commission discourages replacement. Also, net policy obligations for individual health products as a percentage of premium were stable in each of the years 1991 and 1992, but declined .9% in 1993. This decline was a result of the decline in lower margin non-Medicare business in 1993.

  The Clinton Administration has recently made various proposals in the area of health insurance and health care reform. These proposals, along with various alternative proposals, are currently being considered by Congress. Based on the Administration's current proposals, it does not appear that Torchmark's Medicare Supplement business will be affected.

                                   ANNUITIES
                              Summary of Results
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                 1993                1992                1991
                          ------------------- ------------------- -------------------
                                    % OF MEAN           % OF MEAN           % OF MEAN
                           AMOUNT    RESERVE   AMOUNT    RESERVE   AMOUNT    RESERVE
                          --------  --------- --------  --------- --------  ---------
Policy charges..........  $  9,454     0.7%   $  8,771     0.9%   $  7,377     1.0%
Allocated investment in-
 come*..................     8,387     0.6       8,903     1.0       8,452     1.1
                          --------    ----    --------    ----    --------    ----
 Total revenue..........    17,841     1.3      17,674     1.9%     15,829     2.1%
Policy obligations......    43,032     3.3      43,187     4.6      42,208     5.5
Required reserve inter-
 est....................   (43,090)   (3.3)    (43,513)   (4.6)    (41,764)   (5.5)
                          --------    ----    --------    ----    --------    ----
 Net policy obligations.       (58)    0.0        (326)    0.0         444     0.0
Amortization of acquisi-
 tion costs.............     4,596     0.3       6,133     0.6       5,736     0.8
Commissions and premium
 taxes..................       708     0.1         848     0.1         826     0.1
Other expense...........       663     0.0         994     0.1         820     0.1
                          --------    ----    --------    ----    --------    ----
 Total..................     5,909     0.4       7,649     0.8       7,826     1.0
                          --------    ----    --------    ----    --------    ----
Insurance operating in-
 come...................  $ 11,932     0.9%   $ 10,025     1.1%   $  8,003     1.1%
                          ========    ====    ========    ====    ========    ====

- --------
*Investment income in excess of required.

  Annuities: Torchmark's annuity products serve a wide range of markets, such as providing retirement income, funding prearranged funerals, and offering long-term tax deferred growth opportunities. Annuity products are sold on both a fixed and a variable basis. The premium is accounted for as a deposit and is not reflected in income. Amounts deposited for variable annuities are invested at the policyholder's direction into his choice among five W&R managed mutual funds which vary in degree of risk and return. These investments are reported as Separate Account Assets and the corresponding deposit balances for variable annuities are reported as Separate Account Liabilities.

  Fixed annuity deposits are added to policy reserves and the funds collected are invested by Torchmark. Revenues on fixed and variable annuity products are derived from charges to the annuity account balances for insurance risk, administration, and surrender, depending on the contract's structure. Variable accounts are also charged an investment management fee and a sales charge. Torchmark profits to the extent these policy charges exceed actual costs and to the extent actual investment income exceeds the investment income which is credited to policyholders on fixed annuities. Since investment yields have decreased on fixed annuity funds, margins have also decreased.

  Growth in the annuity account balance in each year is illustrated below:

                           ANNUITY DEPOSIT BALANCES
                         (DOLLAR AMOUNTS IN MILLIONS)

                                     1993     1992    1991
                                   -------- -------- ------
           Fixed.................. $  782.8 $  755.7 $702.2
           Variable...............    529.7    282.0  137.6
                                   -------- -------- ------
            Total................. $1,312.5 $1,037.7 $839.8
                                   ======== ======== ======

  Annuity collections on a combined basis for both fixed and variable annuities have grown in each of the last three years and were as follows:

                              ANNUITY COLLECTIONS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                   1993     1992     1991
                                 -------- -------- --------
           Fixed................ $ 46,573 $ 69,381 $ 89,282
           Variable.............  213,982  125,688   52,524
                                 -------- -------- --------
            Total............... $260,555 $195,069 $141,806
                                 ======== ======== ========

  Growth in the variable annuity collections has been a result of increased customer interest in these investment-type products, due, at least in part, to lower interest rates on fixed investments. Greater sales efforts were also made through compensation incentives and sales promotional activities. Sales of fixed annuities have declined in each year primarily because of the pattern of falling interest rates available in recent years and to the switch to variable annuities.

  Annuity policy charges, which are included in other premium in the financial statements, rose 8% in 1993 to $9.5 million after having grown 19% in 1992 to $8.8 million. Allocated investment income, or investment income earned in excess of policy requirements, was $8.4 million in 1993, a slight decline. Allocated investment income gained 5% in 1992 to $8.9 million over $8.5 million in 1991. Because of the difference in structure in the various annuity contracts, whereby certain policy charges relate to account value and others relate to annuity collections, the policy charges and allocated investment income remained relatively stable in 1993. Charges relating to the growth in the policy account value were offset somewhat in 1993 by the decline in charges based on fixed annuity sales.

  Insurance operating income for the annuity line has grown in each of the years 1991 through 1993, increasing 25% to $10 million in 1992 and 19% to $11.9 million in 1993. Profitability margins as measured by the mean reserve were stable in 1992 as compared to 1991 but declined slightly in 1993. The primary factor in this decline was the reduction in allocated investment income assigned to fixed products, even though the fixed annuity reserve grew 3.6%. The 1993 decline was offset by a decline in acquisition expense.

                        PROPERTY AND CASUALTY INSURANCE
                              Summary of Results
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                  1993*             1992             1991
                             ----------------- ---------------- ----------------
                                        % OF             % OF             % OF
                              AMOUNT   PREMIUM AMOUNT   PREMIUM AMOUNT   PREMIUM
                             --------  ------- -------  ------- -------  -------
Premium income.............  $123,057   100.0% $98,382   100.0% $60,705   100.0%
Other income...............       353     0.3      581     0.6      605     1.0
                             --------   -----  -------   -----  -------   -----
 Total revenue.............   123,410   100.3   98,963   100.6   61,310   101.0
Policy obligations.........    63,527    51.6   51,853    52.7   31,596    52.0
Required reserve interest..    (2,214)   (1.8)  (2,847)   (2.9)  (2,871)   (4.7)
                             --------   -----  -------   -----  -------   -----
Net policy obligations.....    61,313    49.8   49,006    49.8   28,725    47.3
Amortization of acquisition
 expense...................    12,728    10.4   11,760    12.0    7,985    13.2
Commissions and premium
 taxes.....................    29,061    23.6   21,543    21.9   12,232    20.1
Other expenses.............     7,501     6.1    8,548     8.7    7,341    12.1
                             --------   -----  -------   -----  -------   -----
 Total.....................   110,603    89.9   90,857    92.4   56,283    92.7
                             --------   -----  -------   -----  -------   -----
Insurance operating income.  $ 12,807    10.4% $ 8,106     8.2% $ 5,027     8.3%
                             ========   =====  =======   =====  =======   =====

- --------
*Includes operations through November 11, 1993.

  Property and Casualty: Torchmark sold a 73% interest in its property and casualty operations as of November 11, 1993. It reports its 27% remaining interest as equity in the earnings of affiliates after November 10. Property and casualty premium rose 25% in 1993 to $123 million even though 73% of Torchmark's property and casualty operations were sold in November, 1993. Property and casualty premium gained 62% in 1992 to $98.4 million. Additional writings in the reinsurance line accounted for most of the growth in both years. In 1993, reinsurance premium growth accounted for 80% of total premium growth, compared to 82% of total premium growth in 1992. Growth in reinsurance premium was a result of Liberty Fire's increased emphasis in sales of quota-share reinsurance business. Quota-share business is a higher quality and less volatile type of business. Loss ratios have remained stable on quota-share reinsurance and even declined from 51% in 1991 to 50% in both 1992 and 1993. Insurance underwriting income before excess investment income for property and casualty gained 58% to $12.8 million in 1993 and 61% to $8.1 million in 1992, primarily as a result of the increased reinsurance volume.

                               ASSET MANAGEMENT

                              FINANCIAL SERVICES
                              Summary of Results
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                    1993             1992            1991
                              ---------------- ---------------- ---------------
                                        % OF             % OF            % OF
                               AMOUNT  REVENUE  AMOUNT  REVENUE AMOUNT  REVENUE
                              -------- ------- -------- ------- ------- -------
Commission revenue........... $ 78,151   46.8% $ 76,793   49.2% $61,041   45.9%
Asset management fees........   64,181   38.5    56,056   36.0   48,341   36.3
Service fees.................   21,273   12.7    19,890   12.8   18,812   14.1
Real estate fees.............      -0-    0.0       436    0.3    1,261    1.0
                              --------  -----  --------  -----  -------  -----
 Financial services revenue*.  163,605   98.0   153,175   98.3  129,455   97.3
Investment and other income..    3,293    2.0     2,736    1.7    3,624    2.7
                              --------  -----  --------  -----  -------  -----
 Total revenue...............  166,898  100.0   155,911  100.0  133,079  100.0
Commissions and selling
 expenses....................   70,819   42.4    70,005   44.9   56,768   42.7
Other expenses...............   23,265   14.0    21,619   13.9   20,563   15.4
                              --------  -----  --------  -----  -------  -----
 Total expenses..............   94,084   56.4    91,624   58.8   77,331   58.1
                              --------  -----  --------  -----  -------  -----
Pretax income................ $ 72,814   43.6% $ 64,287   41.2% $55,748   41.9%
                              ========  =====  ========  =====  =======  =====

- --------
*Financial services revenue includes $26.2 million in 1993, $19.7 million in 1992, and $15.1 million in 1991 representing revenues from other Torchmark segments which are eliminated in consolidation.

  Financial services: Total revenues for financial services operations grew 7% in 1993 to $167 million from the prior-year amount of $156 million, which reflected a 17% increase over 1991. Financial services revenue consists of commission revenue derived primarily from the sale of mutual funds, insurance, and variable and fixed annuity products by the W&R sales representatives. It is also comprised of asset management and service fees.

  Commission revenue from sales of investment products, which include mutual funds and variable annuity products, represented 84% of total commission revenue. The remaining source of commission revenue is from insurance product sales, which are derived primarily from UILIC. Insurance and variable annuity product commissions are eliminated in consolidation. Investment product commissions rose 2% in 1993 to $66 million, after having increased 33% in 1992 to $65 million from $49 million. Investment product sales were $1.25 billion in 1993, climbing 9% over 1992 sales of $1.14 billion. Sales of these products rose 40% in 1992. Investment product sales for 1993 consisted of United Funds (75%), variable annuities (16%), Waddell & Reed Funds (8%), and other products (1%). Sales of the United Funds declined 5% to $939 million in 1993, while sales of the Waddell & Reed Funds, which were introduced in 1992 as a deferred-load product to give investors five new mutual funds as additional investment alternatives, almost tripled to $94 million. Sales of variable annuities grew 74% to $204 million. Growth in 1993 commission revenue for investment products has been less than the growth in sales because 1993 sales of the United Funds, for which commission revenue is earned at the point of sale, declined from 1992 while sales of the Waddell & Reed Funds, for which distribution revenues are earned subsequent to the point of sale, increased. Waddell & Reed Funds' distribution fees are derived from an annual asset-based charge. In addition, the maximum sales charge on the United Funds was reduced in August, 1993 to improve their competitive position partially offset by an increased annual fee. As of October 1, 1993, the United Fund instituted a
Section 12b-(1) service fee to reimburse W & R for expenses it incurs in servicing shareholder accounts.

  Asset management fees increased 14% in 1993 to $64 million, after an increase of 16% in 1992 to $56 million. Growth in management fees in both periods was caused by the increase in average mutual fund and institutional assets under management. The increase in assets under management resulted from the stronger financial markets experienced in 1993 and 1992 over the prior periods, and from additional product sales. Assets under management were $14.5 billion at December 31, 1993, $12.1 billion at December 31, 1992, and $10.7 billion at December 31, 1991. Service fees grew 7% to $21.2 million in 1993. Service fees were $19.9 million in 1992, increasing 6% over 1991 fees of $18.8 million. The number of accounts serviced was 1.09 million at December 31, 1993, compared to 1.03 million a year earlier.

  Commissions and selling expenses as a percentage of commission revenue were stable at 91% in both 1993 and 1992, after having declined from 93% in 1991. The 1992 decline was a result of the fixed nature of a large portion of these expenses which remained constant while commission revenues grew in 1992. Margin improvement in 1993 was mainly caused by the increase in proportion of asset management fees to total revenues, which have a significantly higher margin than commission revenues.

                                    ENERGY
                              Summary of Results
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                 1993                 1992                1991
                          -------------------- ------------------- -------------------
                                       % OF                % OF                % OF
                                     RECURRING           RECURRING           RECURRING
                           AMOUNT     REVENUE   AMOUNT    REVENUE   AMOUNT    REVENUE
                          ---------  --------- --------  --------- --------  ---------
Recurring energy reve-
 nues:
 Product marketing reve-
  nues..................  $ 174,080    200.9%  $ 98,352    130.2%  $ 27,674     49.7%
 Less product costs.....   (165,068)  (190.5)   (91,356)  (120.9)   (24,532)   (44.1)
                          ---------   ------   --------   ------   --------    -----
 Net product marketing
  revenues..............      9,012     10.4      6,996      9.3      3,142      5.6
 Production revenues....     45,427     52.4     38,155     50.5     27,918     50.2
 Asset management reve-
  nues..................     15,233     17.6     15,057     19.9     13,555     24.4
 Well operations reve-
  nues..................     14,310     16.5     13,806     18.3     10,226     18.4
                          ---------   ------   --------   ------   --------    -----
 Total recurring operat-
  ing revenues..........     83,982     96.9     74,014     98.0     54,841     98.6
Investment income.......      2,674      3.1      1,525      2.0        772      1.4
                          ---------   ------   --------   ------   --------    -----
 Total recurring reve-
  nue...................     86,656    100.0     75,539    100.0     55,613    100.0
                          ---------   ------   --------   ------   --------    -----
Depletion...............     22,328     25.8     19,450     25.8     12,532     22.5
Direct expenses.........     10,494     12.1     10,353     13.7      7,536     13.6
                          ---------   ------   --------   ------   --------    -----
 Energy operations ex-
  pense.................     32,822     37.9     29,803     39.5     20,068     36.1
Administrative expenses.     34,905     40.2     29,920     39.6     22,424     40.3
Interest................      7,591      8.8      5,365      7.1      7,356     13.2
                          ---------   ------   --------   ------   --------    -----
 Total expense..........     75,318     86.9     65,088     86.2     49,848     89.6
                          ---------   ------   --------   ------   --------    -----
Pretax operating income.     11,338     13.1     10,451     13.8      5,765     10.4
Gain from sale of prop-
 erties*................     22,030     25.4          0      0.0          0      0.0
                          ---------   ------   --------   ------   --------    -----
Pretax income...........  $  33,368     38.5%  $ 10,451     13.8%  $  5,765     10.4%
                          =========   ======   ========   ======   ========    =====

- --------
*Included in energy operations revenues.

  Energy operations: The energy operations of Torchmark include the management of proven producing oil and gas properties for both affiliates and unrelated parties by its subsidiary Torch Energy. Energy operations also include drilling of developmental wells, acquisition of properties and facilities, and marketing of oil and gas products by Torch Energy. A further discussion of the energy property investments of Torchmark's insurance subsidiaries, which are are not included in the above table, is included under "Investment operations."

  Energy operations revenues rose $32 million or 43% in 1993 over the prior year to $106 million. Included in 1993 revenue was a one-time gain from the sale of a large offshore producing property in the amount of $22 million. Excluding this gain, the revenue increase was 13.5%. Revenues for 1992 were $74 million, increasing 35% over 1991. Profitability in energy operations improved in each of the periods considered, with recurring pretax income rising from $5.8 million in 1991 to $10.5 million in 1992 and $11.3 million in 1993, an increase of 81% in 1992 and 8% in 1993.

  All phases of energy operations have grown consistently in each of the years 1991 through 1993. The largest percentage growth in revenues in 1993 was derived from product-marketing activities, which grew by 29% in 1993 after having more than doubled in 1992. Product marketing was also the major contributor to recurring energy profit margins in 1993. This activity involves selling certain energy products, which were acquired through purchase agreements with affiliated and unaffiliated parties. Net product revenues are computed after deducting the costs of the production sold from the gross marketing revenues.

  Production properties were another source of energy operation profits throughout the period 1991 through 1993. Torch Energy's participation as a working interest owner, in properties purchased for certain institutional clients as well as drilling and workover activities in directly-owned properties, contributed to the increases in production revenues for 1993 and 1992. These activities have generally been centered around offshore producing properties acquired from Placid Oil Company ("Placid") in 1991. These properties were sold in late 1993, resulting in the previously-mentioned $22 million gain. Higher interest rates associated with the refinancing of property-related debt resulted in approximately $2.2 million in additional interest expense in 1993 as compared to 1992 amounts. A general decline in interest rates during 1992 and principal payments resulted in the decrease in interest expense from 1992 to 1991.

  Torch Energy and its subsidiaries are also involved in asset management and well operations. Revenues in these categories also increased in each period. Assets under management increased from $929 million at year-end 1991 to $1.2 million at year-end 1992 and 1993.

  Investment operations: Torchmark's investment strategy continues to emphasize high-quality fixed income securities. Attractive investment opportunities in the municipal sector of the bond market in 1993 resulted in significant purchases of insured municipal bonds during the year, complementing purchases of government-guaranteed GNMA securities and high-quality corporate bonds, the traditional backbone of the Torchmark investment program. Fixed income acquisitions for insurance companies totalled $1.7 billion, evenly divided between mortgage-backed securities, municipals and corporates. With its emphasis on fixed-income assets, the distribution of Torchmark investments varies substantially with the industry, as evidenced by the latest information provided by the ACLI:

                                                       TORCHMARK
                                                  ------------------- INDUSTRY %
                                                  ($ MILLIONS)   %       (1)
                                                  ------------ ------ ----------
Government bonds (2).............................   $3,440.6    63.2%    20.0%
Investment grade bonds (3).......................    1,292.1    23.7%    32.7%
Noninvestment grade bonds........................       14.4     0.3%     7.4%
Equities.........................................       56.0     1.0%    12.7%
Mortgage loans...................................        4.2     0.1%    12.9%
Real estate......................................      110.7     2.0%     3.1%
Policy loans.....................................      149.9     2.8%     4.1%
Other............................................      372.8     6.9%     7.1%
                                                    --------   ------   ------
                                                    $5,440.7   100.0%   100.0%
                                                    ========   ======   ======

- --------
(1) Estimated December 31, 1993 percentages provided by ACLI
(2) Includes private label CMO's with GNMA collateral
(3) Includes $183 million in short-term investments

  At 1993 year end, government or government-guaranteed securities and invested cash totalled $2.9 billion, 61% of the bond and short-term portfolio. Investment-grade holdings represented 99.7% of fixed income portfolio and 68.7% were rated "AAA" by Moody's or Standard & Poor's. Investments in noninvestment-grade bonds, which continue to decline, totalled only $13.7 million at year end with a market value of $14.4 million.

  The considerable volatility in GNMA prepayments experienced over the past several years continued throughout 1993. As a result, emphasis was placed on the acquisition of noncallable medium-term fixed income investments. With the continued decline in long-term rates, the slightly longer average life of newly acquired investments generally offset the shortening of GNMA holdings. The estimated average life of the total fixed income portfolio has remained stable at 6.0, 6.1, and 5.9 years for December 31, 1993, 1992, and 1991, respectively.

  The emphasis on medium-term maturities has impacted the estimated repayment of the portfolio only slightly. The following table presents an estimated maturity schedule as of December 31, 1993, incorporating unscheduled repayments on mortgage-backed securities:

               YEAR                           % OF TOTAL
               ----                           ----------
             Short-terms.....................     2.2%
             Under 1 year....................    13.2
             From 2 to 5 years...............    31.7
             From 5 to 10 years..............    42.2
             From 10 to 20 years.............    10.2
             Over 20 years...................     0.5
                                                -----
                                                100.0%
                                                =====

  Net investment income declined 2.7% in 1993 to $372 million, after having risen 5.1% in 1992 to $383 million. Several factors were involved in the 1993 decrease. Energy investment income accounted for $18.7 million of the total decline, caused primarily by completion of development of Torchmark's coalbed methane development discussed below for which earnings are derived primarily from tax credits. Also, lower energy prices were a factor. A second major factor in the decline was the lower rates available on new investments in 1993 when compared to prior years. Additionally, the increased GNMA prepayment activity resulted in substantial reinvestments at prevailing lower rates. The increased investments in tax-advantaged products also contributed to the lower investment income. On a tax-equivalent basis, net investment income actually increased 1.5%. At book value, average invested assets grew 9.9% in 1993, compared to an increase of 9.4% in 1992. With the continuing decline in interest rates during 1993, acquisition of new investments had an expected taxable equivalent yield of 6.68%, compared with 7.75% in 1992 and 8.60% in 1991.

  In 1992, Torchmark designated approximately 26% of its total bond portfolio as "available for sale." In order to preserve total flexibility, it was decided to designate the entire fixed income portfolio as "available for sale." These securities, with a book value of $4.4 billion and a market value of $4.6 billion, will be available for active investment management in the future.

  Torchmark's holdings in energy investments declined 12% to $346 million at December 31, 1993, representing 6.4% of total investments, compared to $393 million or 8% of total investments at December 31, 1992. Energy investments were $335 million at year-end 1991. The 1992 increase was in large part a result of additional investment and capitalized development costs in the coalbed methane gas development in the Black Warrior Basin in Alabama. The decrease in 1993 primarily resulted from the sale of property to a royalty trust and the disposition of $13 million of Nuevo stock.

  Wells in the Black Warrior Basin produce methane gas from coal seam formations. This production increases as wells are dewatered and for a period thereafter, after which time gas production declines. Prior to 1993, all the wells were being dewatered and development costs including interest were capitalized. During 1993, production increased and the capitalization of interest was phased out. Gas production from wells in the Black Warrior Basin qualify for a Federal income tax credit which is estimated to be $.97 per thousand cubic feet of gas produced for 1993 and will continue through 2003. The credit phases out if the price of crude oil exceeds $43.58 per barrel, which was substantially higher than the price of crude oil at December 31, 1993. Credits were recognized as a reduction in taxes in the amount of $6.5 million in 1993, $2.9 million in 1992 and $.4 million in 1991. An additional $4.4 million in tax credits were recognized in 1993 on other energy investments.

                        LIQUIDITY AND CAPITAL RESOURCES

  Liquidity: Torchmark's high level of liquidity is represented by its strong positive cash flow, its liquid assets, and the availability of a line of credit facility. As is typical of established life insurance companies, Torchmark generates cash flow from premium, investment, and other income generally well in excess of its immediate needs for policy obligations, expenses, and other requirements. Additionally, because of the nature of the life insurance business, cash flow is also quite stable and predictable.

  Torchmark's cash flow has been strong and more than adequate to meet current needs. Cash provided from operations, including cash provided from deposit-product operations, was $488 million in 1993, compared to $554 million in 1992, and $479 million in 1991. In addition, Torchmark received $1.16 billion in 1993, $808 million in 1992, and $392 million in 1991 from scheduled investment maturities as well as unscheduled GNMA and other principal repayments. Cash flow from operations and investment repayments in excess of debt service and shareholder dividends are generally invested to enhance return.

  Cash and short-term investments were $237 million at December 31, 1993, compared to $139 million at December 31, 1992, an increase of 70%. These liquid assets represented over 3% of total assets at December 31, 1993, compared to 2% at the prior year end. In addition to Torchmark's liquid assets, Torchmark has marketable fixed and equity securities with a value of $4.6 billion at December 31, 1993 which are available for sale should the need arise.

  Torchmark maintains a line of credit facility with a group of banks which allows borrowings up to $250 million, of which $107 million was borrowed at year-end 1993. This line is available to Torchmark at any time up to the maximum amount, although Torchmark is subject to certain covenants regarding capitalization and earnings. At December 31, 1993, Torchmark was in full compliance with these covenants.

  Liquidity of the parent company is affected by the ability of the subsidiaries to pay dividends. Dividends are paid by subsidiaries to the parent in order to meet its dividend payments on common and preferred stock, interest and principal repayment requirements on parent company debt, and operating expenses of the parent company. Dividends from insurance subsidiaries of Torchmark are limited to the greater of statutory net gain from operations on an annual noncumulative basis or 10% of surplus, not to exceed earned surplus, in the absence of special approval. Although these restrictions exist, dividend availability from subsidiaries has been and is expected to be more than adequate for parent-company operations. At December 31, 1993 a maximum amount of $388 million was available to Torchmark from insurance subsidiaries without regulatory approval.

  Capital Resources: Torchmark's long-term debt stood at $792 million at December 30, 1993, compared to $498 million at December 31, 1992. Two new major debt issuances in 1993 accounted for this increase. In May, 1993, Torchmark issued $200 million principal amount 7 7/8% Notes due 2023 for net proceeds of $196 million after issue costs. This issue was registered in a 1992 shelf registration. In July, 1993, Torchmark issued notes with a principal amount of $100 million due in the year 2013 which bear interest at a rate of 7 3/8%. Proceeds of this issue, net of issue costs, were $98.3 million. A substantial portion of the proceeds from these new debt issuances was used to acquire the remaining interest in United Management.

  In addition to these new issues outstanding at December 31, 1993, Torchmark had three other major debt issues outstanding at both year-end 1993 and 1992. These issues consisted of: (1) 8 5/8% Sinking Fund Debentures due 2017, $200 million principal amount; (2) 9 5/8% Senior Notes due 1998, $200 million principal amount; and (3) 8 1/4% Senior Debentures due 2009, $100 million principal amount. All major debt issues, including the newly-issued 1993 Notes, were carried at a balance of $790 million at December 31, 1993, after deducting the unamortized discount, compared to $496 million at December 31, 1992.

  During 1993, Torchmark's short-term debt declined from $277 million at year-end 1992 to $107 million at December 31, 1993. Torchmark paid down $88 million on its line of credit facility, net of borrowings. Additionally, energy subsidiaries repaid $82 million of debt related to previously-acquired energy properties which has been repaid in full.

  In 1993, Torchmark acquired 850 thousand shares of its common stock on the open market at an aggregate cost of $42 million. While Torchmark is not actively acquiring shares of its common stock at the current time, it may do so from time to time at favorable prices. Torchmark acquired 4.2 million shares at a cost of $158 million in 1992 and 1.3 million shares at a cost of $44 million in 1991.

  In early 1992, Torchmark acquired $33.7 million face amount of its adjustable-rate preferred stock at a cost of $31.5 million. In 1991, Torchmark also acquired $6.1 million face value at a cost of $5.3 million, and in 1990, $13.1 million face value of the preferred stock was acquired at a price of $11 million. This stock is reported in the financial statements as treasury stock at a cost of $47.8 million. No preferred shares were acquired in 1993. Torchmark has announced it will acquire the balance of its adjustable-rate preferred stock outstanding at face amount plus accrued dividends of $1.13 per share on March 31, 1994.

  In January, 1994, Torchmark filed with the Securities and Exchange Commission a Form S-3 registering up to $200 million in securities in the form of preferred stock, depository shares, or some combination thereof. The net proceeds from the sale of these securities will be used for general corporate purposes, which may include repayment of bank debt, additional capitalization of insurance subsidiaries, the repurchase of shares of Torchmark's adjustable-rate preferred stock and common stock, and possible acquisitions.

  Shareholders' equity was $1.42 billion at December 31, 1993, an increase of 27% over the $1.12 billion at December 31, 1992. Approximately 10% of this increase was due to Torchmark's election to classify all fixed maturities as available for sale. Book value per share was $18.80 at December 31, 1993, compared to $14.54 at December 31, 1992. Return on common shareholders' equity was 24.2% in 1993, compared to 26.4% in 1992. Long-term debt as a percentage of equity was 56% at December 31, 1993, compared to 45% at December 31, 1992, as a result of the new debt issuances. Total debt as a percentage of total capitalization was 39% at December 31, 1993 versus 41% at year-end 1992. The multiple of earnings before interest and taxes to interest requirements was
7.5 for 1993, compared to 8.0 for 1992 and 7.4 for 1991.

  Purchase of United Management Minority Interest. In February, 1993, Torchmark submitted a merger proposal to the United Management Board of Directors to acquire the approximately 17% of the nonvoting common stock of United Management then held by the public in exchange for a new issue of Torchmark convertible debentures, subject to an evaluation by a committee comprised of the independent members of the United Management Board (the "Special Committee") and to approval by a majority vote of the holders of the publicly-held nonvoting common shares. In May, 1993, Torchmark modified its proposal to provide that United Management shareholders would receive $31.25 per share in cash in exchange for their shares if the transaction were to be completed. In May, 1993, the Special Committee recommended proceeding with the merger to the United Management Board of Directors, who then approved the merger. Accordingly, United Management and Torchmark executed an Agreement and Plan of Merger which was to be completed on October 1, 1993. During the third quarter of 1993, Torchmark acquired 306 thousand United Management shares on the open market at an aggregate price of $9.4 million.

  On October 1, 1993, United Management was merged into a wholly-owned subsidiary of Torchmark. As a result of the merger, Torchmark acquired the approximately 16% of United Management that it did not already own through the payment of $31.25 per share in cash for the remaining outstanding shares. Including the third quarter purchases, the total amount of consideration paid for the publicly held shares of the United Management shareholders was approximately $234 million.

  Divestiture of Vesta Insurance Group. On July 23, 1993, Torchmark announced that it was considering a public offering of shares of common stock of its wholly-owned subsidiary, Vesta Insurance Group, Inc. ("Vesta"), which had been recently formed to be the holding company for Torchmark's property and casualty operations. On August 31, 1993, a Form S-1 registration statement was filed by Vesta with the Securities and Exchange Commission. On October 20, 1993, Vesta filed an amendment to this Form S-1 to offer for sale up to 9.9 million shares of its common stock at an estimated price of $24.50 to $26.50 per share, of which 2.2 million would be newly issued shares and the balance would be shares previously owned by Torchmark. On November 10, 1993, the Form S-1 registration statement became effective and on November 11, 1993, a total of 9 million shares of Vesta common stock was sold. Of the total number of Vesta shares sold, Torchmark sold 6.8 million shares for net proceeds of approximately

$161 million or $25 per share less expenses, resulting in a $57 million gain. After the transaction, Torchmark continued to own 3.4 million shares of Vesta outstanding common stock or approximately 27% of the company. Torchmark also loaned Vesta $28 million in December, 1993.

                             NEW ACCOUNTING RULES

  Accounting by Creditors for Impairment of a Loan (FASB Statement No. 114) for fiscal years beginning after December 15, 1994. This Statement addresses the accounting by creditors for impairment of certain loans. It essentially requires that impaired loans that are within the scope of this Statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The effect of adoption of this Standard will be immaterial to Torchmark.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
                                                                           ----
Independent Auditors' Report..............................................  30
Consolidated Financial Statements:
 Consolidated Balance Sheet at December 31, 1993 and 1992.................  31
 Consolidated Statement of Operations for the three years ended December
  31, 1993................................................................  32
 Consolidated Statement of Shareholders' Equity for the three years ended
  December 31, 1993.......................................................  33
 Consolidated Statement of Cash Flow for the three years ended December
  31, 1993................................................................  34
 Notes to Consolidated Financial Statements...............................  35

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Torchmark Corporation
Birmingham Alabama

  We have audited the consolidated financial statements of Torchmark Corporation and subsidiaries as listed in item 8 and the supporting schedules as listed in Item 14(a). These financial statements and financial statement schedules are the responsibility of Torchmark's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Torchmark Corporation and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

  As discussed in Notes 1 and 9 to the consolidated financial statements, Torchmark changed its method of accounting for income taxes to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (Statement) No. 109, Accounting for Income Taxes, in 1993. As discussed in Note 3, Torchmark adopted the provisions of the Financial Accounting Standards Board's Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities at December 31, 1993. Also, as discussed in Note 11, Torchmark adopted the provisions of the Financial Accounting Standards Board's Statement No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions, in 1993.

                                             KPMG PEAT MARWICK

Birmingham, Alabama
February 4, 1994

                             TORCHMARK CORPORATION
                           CONSOLIDATED BALANCE SHEET
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                            DECEMBER 31,
                                                        ----------------------
                                                           1993        1992
                                                        ----------  ----------
Assets:
 Investments:
  Fixed maturities held to maturity, at amortized cost
   (estimated market value:
   1992--$3,168,452)................................... $      -0-  $3,005,469
  Fixed maturities--available for sale, at market value
   in 1993 and at lower of cost or market value in 1992
   (cost: 1993--$4,387,026; estimated market value:
   1992--$1,118,211)...................................  4,579,034   1,066,477
  Equity securities, at market (cost: 1993--$31,221;
   1992--$39,856)......................................     40,961      53,519
  Mortgage loans on real estate, at cost (estimated
   market value: 1993--$4,024; 1992--$7,367);                4,147       7,464
  Investment real estate, at cost (less allowance for
   depreciation: 1993--$24,250; 1992--$25,055).........    110,730     114,813
  Policy loans.........................................    149,890     144,797
  Energy investments...................................    345,805     393,085
  Other long-term investments (at market value)........     26,989      19,726
  Short-term investments...............................    183,166     120,609
                                                        ----------  ----------
   Total investments...................................  5,440,722   4,925,959
 Cash (includes restricted cash: 1993--$18,191; 1992--
  $13,240).............................................     53,408      18,706
 Investment in unconsolidated subsidiaries.............     79,319      35,235
 Accrued investment income.............................     56,801      50,163
 Other receivables.....................................    152,910     130,874
 Deferred acquisition costs............................    901,565     904,147
 Value of insurance purchased..........................    131,602     152,421
 Property and equipment................................     80,511     183,114
 Goodwill..............................................    178,645      50,841
 Other assets..........................................     26,432      25,499
 Separate account assets...............................    544,327     293,156
                                                        ----------  ----------
   Total assets........................................ $7,646,242  $6,770,115
                                                        ==========  ==========
Liabilities:
 Future policy benefits................................ $3,745,416  $3,515,874
 Unearned and advance premiums.........................     96,206     138,993
 Policy claims and other benefits payable..............    159,451     188,270
 Other policyholders' funds............................      4,313       3,777
                                                        ----------  ----------
  Total policy liabilities.............................  4,005,386   3,846,914
 Accrued income taxes..................................    413,072     376,018
 Other liabilities.....................................    366,759     275,722
 Short-term debt.......................................    107,108     276,819
 Long-term debt (estimated market value: 1993--
  $857,715; 1992--$531,845)............................    792,335     497,867
 Separate account liabilities..........................    544,327     293,156
                                                        ----------  ----------
  Total liabilities....................................  6,228,987   5,566,496
Commitments and contingencies
Minority interests in consolidated subsidiaries........        -0-      87,959
Shareholders' equity:
 Preferred stock, par value $1 per share--Authorized
  5,000,000 shares; outstanding: 1,000,000 issued less
  530,180 shares held in treasury in 1993 and 1992.....      1,000       1,000
 Common stock, par value $1 per share--Authorized
  160,000,000 shares; outstanding 141,014,540 issued in
  1993 and 140,742,346 issued in 1992, less 67,230,312
  shares held by subsidiaries in both years............     73,784      73,512
 Additional paid-in capital............................    232,432     212,021
 Unrealized gains, net of applicable taxes.............    120,138       9,182
 Retained earnings.....................................  1,082,031     867,698
 Treasury stock........................................    (92,130)    (47,753)
                                                        ----------  ----------
  Total shareholders' equity...........................  1,417,255   1,115,660
                                                        ----------  ----------
  Total liabilities and shareholders' equity........... $7,646,242  $6,770,115
                                                        ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                 YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1993        1992        1991
                                             ----------  ----------  ----------
Revenue:
 Life premium..............................  $  555,859  $  544,745  $  524,303
 Health premium............................     799,835     797,855     769,821
 Other premium.............................     137,216     111,362      71,689
                                             ----------  ----------  ----------
   Total premium...........................   1,492,910   1,453,962   1,365,813
 Net investment income.....................     372,470     382,744     364,114
 Financial services revenue................     137,422     133,462     114,327
 Energy operations revenue.................     106,013      74,014      54,841
 Realized investment gains (losses)........       8,009        (948)      4,195
 Gain from sale of Vesta shares............      57,234         -0-         -0-
 Other income..............................       2,777       2,576       4,147
                                             ----------  ----------  ----------
   Total revenue...........................   2,176,835   2,045,810   1,907,437
Benefits and expenses:
 Life policyholder benefits................     377,017     366,194     344,844
 Health policyholder benefits..............     486,855     491,343     474,468
 Other policyholder benefits...............     107,684      96,011      74,001
                                             ----------  ----------  ----------
   Total policyholder benefits.............     971,556     953,548     893,313
 Amortization of deferred acquisition
  costs....................................     187,073     195,434     207,747
 Commissions and premium taxes.............     172,801     165,932     154,440
 Financial services selling expense........      47,055      51,902      43,403
 Energy operations expense.................      32,822      29,803      20,068
 Other operating expense...................     174,861     170,008     157,497
 Nonoperating expenses.....................      82,000       5,652         -0-
 Interest expense..........................      67,261      55,661      50,212
                                             ----------  ----------  ----------
   Total benefits and expenses.............   1,735,429   1,627,940   1,526,680
Net income before income taxes and equity
 in earnings of
 unconsolidated subsidiaries...............     441,406     417,870     380,757
Income taxes...............................    (153,086)   (140,844)   (125,449)
Equity in earnings of unconsolidated sub-
 sidiaries.................................       1,952         828       1,140
Minority interests in consolidated subsidi-
 aries.....................................     (10,696)    (12,377)     (9,959)
                                             ----------  ----------  ----------
   Net income before cumulative effect of
    changes in accounting
    principles.............................     279,576     265,477     246,489
Cumulative effect of changes in accounting
 principles................................      18,403         -0-         -0-
                                             ----------  ----------  ----------
   Net income..............................     297,979     265,477     246,489
Dividends to preferred shareholders........      (3,289)     (3,453)     (6,116)
                                             ----------  ----------  ----------
   Net income available to common share-
    holders................................  $  294,690  $  262,024  $  240,373
                                             ==========  ==========  ==========
Net income per share before cumulative ef-
 fect of changes in
 accounting principles.....................  $     3.76  $     3.58  $     3.13
Cumulative effect of changes in accounting
 principles................................         .25         -0-         -0-
                                             ----------  ----------  ----------
Net income per share.......................  $     4.01  $     3.58  $     3.13
                                             ==========  ==========  ==========


          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                             ADDITIONAL UNREALIZED                           TOTAL
                          PREFERRED COMMON    PAID-IN     GAINS     RETAINED   TREASURY  SHAREHOLDERS'
                            STOCK    STOCK    CAPITAL    (LOSSES)   EARNINGS    STOCK       EQUITY
                          --------- -------  ---------- ---------- ----------  --------  -------------
Year Ended December 31,
 1991
Balance at January 1,
 1991...................   $1,000   $51,315   $152,825   $ (6,940)   $756,548  $(10,961)  $  943,787
Net income for the year.                                              246,489                246,489
Common dividends de-
 clared ($1.00 a share).                                              (79,123)               (79,123)
Preferred dividends
 declared and accrued...                                               (6,116)                (6,116)
Issuance of common
 stock..................                487     19,933                                        20,420
Acquisition of treasury
 stock..................                                                        (58,286)     (58,286)
Retirement of treasury
 stock..................             (1,039)    (6,779)               (45,143)   52,961          -0-
Net change in unrealized
 gains (losses).........                                   12,080                             12,080
                           ------   -------   --------   --------  ----------  --------   ----------
 Balance at December 31,
  1991..................    1,000    50,763    165,979      5,140     872,655   (16,286)   1,079,251
Year Ended December 31,
 1992
Net income for the year.                                              265,477                265,477
Common dividends de-
 clared ($1.07 a share).                                              (77,961)               (77,961)
Preferred dividends
 declared and accrued...                                               (3,453)                (3,453)
Three-for-two stock
 split in the form of a
 dividend...............             24,175                           (24,175)                   -0-
Issuance of common
 stock..................              2,192     81,867                                        84,059
Acquisition of treasury
 stock..................                                                       (235,755)    (235,755)
Retirement of treasury
 stock..................             (3,618)   (35,825)              (164,845)  204,288          -0-
Net change in unrealized
 gains (losses).........                                    4,042                              4,042
                           ------   -------   --------   --------  ----------  --------   ----------
 Balance at December 31,
  1992..................    1,000    73,512    212,021      9,182     867,698   (47,753)   1,115,660
Year Ended December 31,
 1993
Net income for the year.                                              297,979                297,979
Common dividends de-
 clared ($1.09 a share).                                              (80,357)               (80,357)
Preferred dividends
 declared and accrued...                                               (3,289)                (3,289)
Issuance of common
 stock..................                272     15,290                              312       15,874
Grant of stock options..                         5,121                                         5,121
Acquisition of treasury
 stock..................                                                        (44,689)     (44,689)
Net change in unrealized
 gains (losses).........                                  110,956                            110,956
                           ------   -------   --------   --------  ----------  --------   ----------
 Balance at December 31,
  1993..................   $1,000   $73,784   $232,432   $120,138  $1,082,031  $(92,130)  $1,417,255
                           ======   =======   ========   ========  ==========  ========   ==========

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOW
                             (AMOUNTS IN THOUSANDS)

                                                 YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1993        1992        1991
                                             ----------  ----------  ----------
Net income.................................  $  297,979  $  265,477  $  246,489
Adjustments to reconcile net income to cash
 provided from operations:
  Increase in future policy benefits.......     140,867     114,335      68,992
  Increase in other policy benefits........       7,548      26,435         260
  Deferral of policy acquisition costs.....    (214,318)   (220,630)   (202,111)
  Amortization of deferred acquisition
   costs...................................     187,073     195,434     207,747
  Change in accrued income taxes...........      (9,411)     (2,505)     15,573
  Depreciation and depletion...............      35,607      33,481      25,562
  Realized (gains) losses on sale of in-
   vestments,
   subsidiaries, and properties............     (65,243)        948      (4,195)
  Change in accounts payable and other lia-
   bilities................................      91,635      66,445      19,100
  Change in receivables....................     (18,528)    (43,580)    (10,138)
  Change in payables and receivables of un-
   consolidated affiliates.................     (28,506)      5,430     (30,435)
  Other accruals and adjustments...........     (25,596)     (5,803)      1,440
                                             ----------  ----------  ----------
Cash provided from operations..............     399,107     435,467     338,284
Cash used for investment activities:
 Investments sold or matured:
  Fixed maturities available for sale--
   sold....................................     245,689         -0-         -0-
  Fixed maturities available for sale--ma-
   tured, called, and repaid...............     485,112         -0-         -0-
  Fixed maturities held to maturity--sold..      58,028     403,034     631,114
  Fixed maturities held to maturity--ma-
   tured, called, and repaid...............     669,998     808,132     391,667
  Equity securities........................       9,909      11,302      33,202
  Mortgage loans...........................       2,654       1,685       1,552
  Real estate..............................       7,351       3,987       1,961
  Other long-term investments..............      49,776      17,062      16,644
                                             ----------  ----------  ----------
   Total investments sold or matured.......   1,528,517   1,245,202   1,076,140
 Acquisition of investments:
  Fixed maturities--available for sale.....     (99,453)        -0-         -0-
  Fixed maturities--held to maturity.......  (1,761,776) (1,540,775) (1,855,182)
  Equity securities........................        (830)    (19,786)     (3,810)
  Real estate..............................     (10,129)    (19,560)    (13,835)
  Net increase in policy loans.............      (5,093)     (3,185)     (1,061)
  Energy investments.......................     (11,642)    (59,764)   (131,879)
  Other long-term investments..............      (6,287)     (9,085)     (3,685)
                                             ----------  ----------  ----------
   Total acquisition of investments........  (1,895,210) (1,652,155) (2,009,452)
 Net (increase) decrease in short-term in-
  vestments................................    (119,815)     39,309     569,133
 Investment in subsidiaries and affiliates.    (229,063)        -0-     (19,265)
 Proceeds from sale of stock in subsidiar-
  ies......................................     187,220         -0-         -0-
 Loans made to affiliates..................     (28,000)    (34,854)        -0-
 Loans repaid by affiliates................         550      49,704         -0-
 Dispositions of properties................      68,650         957      10,760
 Additions to properties...................     (15,849)    (40,366)   (122,191)
 Dividends from unconsolidated affiliates..         620         -0-         -0-
                                             ----------  ----------  ----------
Cash used for investment activities........    (502,380)   (392,203)   (494,875)
Cash provided from (used for) financing ac-
 tivities:
 Issuance of common stock..................       6,669      15,472       5,834
 Additions to debt.........................     359,110     237,261     172,015
 Cash dividends paid to shareholders.......     (82,932)    (82,373)    (83,063)
 Cash distributions to minority interests..      (1,968)     (1,830)     (1,739)
 Repayments on debt........................    (189,682)   (137,048)    (23,823)
 Acquisition of treasury stock.............     (41,897)   (189,144)    (49,487)
 Net receipts from deposit product opera-
  tions....................................      88,675     118,385     140,863
                                             ----------  ----------  ----------
Cash provided from (used for) financing ac-
 tivities..................................     137,975     (39,277)    160,600
                                             ----------  ----------  ----------
 Increase in cash..........................      34,702       3,987       4,009
 Cash at beginning of year.................      18,706      14,719      10,710
                                             ----------  ----------  ----------
 Cash at end of year.......................  $   53,408  $   18,706  $   14,719
                                             ==========  ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATE)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP").

  Principles of Consolidation: The financial statements include the results of Torchmark Corporation ("Torchmark") and its wholly-owned subsidiaries and United Investors Management Company ("United Management"). United Management was approximately 83% owned through October 1, 1993 at which time Torchmark acquired all of the publicly held shares. Torchmark deducts the interests of minority shareholders from its shareholders' equity and operating results. Subsidiaries which are not majority-owned are reported on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Investments. Investments in fixed maturities include bonds and redeemable preferred stocks. These fixed maturity investments are segregated as to those which are available for sale and those which are held to maturity. In 1993, Torchmark chose to classify all of its fixed maturity investments as available for sale. These investments are carried at market value with unrealized gains and losses, net of deferred taxes, reflected directly in shareholders' equity. In 1992, the investments which were classified as available for sale were carried at the lower of cost or market with unrealized losses, net of deferred taxes, reflected in shareholders' equity. Fixed maturities held to maturity are carried at amortized cost.

  Investments in equity securities, which include common and nonredeemable preferred stocks, are reported at market value. Policy loans are carried at unpaid principal balances. Mortgage loans are carried at amortized cost. Investments in real estate are reported at cost less allowances for depreciation, which are calculated on the straight line method. Short-term investments include investments in certificates of deposit and other interest-bearing time deposits with original maturities within one year. If an investment becomes permanently impaired, such impairment is treated as a realized loss and the investment is adjusted to net realizable value.

  Gains and losses realized on the disposition of investments are recognized as revenues and are determined on a specific identification basis. Unrealized gains and losses on equity securities and fixed maturities available for sale, net of deferred income taxes, are reflected directly in shareholders' equity.

  Realized investment gains and losses and investment income attributable to separate accounts are credited to the separate accounts and have no effect on Torchmark's net income. Investment income attributable to other policyholders is included in Torchmark's net investment income. Net investment income for the years ended December 31, 1993, 1992 and 1991 included $229.5 million, $221.2 million, and $209.5 million, respectively, which was allocable to policyholder reserves or accounts. Realized investment gains and losses are not allocable to policyholders.

  Determination of Fair Values of Financial Instruments: Fair value for cash, short-term investments, receivables and payables approximates carrying value. Fair values for investment securities are based on quoted market prices, where available. Otherwise, fair values are based on quoted market prices of comparable instruments. Mortgages are valued using discounted cash flows. The carrying amounts of short-term borrowings approximate their fair value. Substantially all of Torchmark's long-term debt is valued based on quoted market prices.

  Cash: Cash consists of balances on hand and on deposit in banks and financial institutions.

  Recognition of Premium Revenue and Related Expenses: Premiums for insurance contracts which are not defined as universal life-type according to SFAS 97 are recognized as revenue over the premium-paying period of the policy. Profits for limited-payment life insurance contracts as defined by SFAS 97 are recognized over the contract period. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Life premium includes policy charges of $76.2 million, $79.8 million, and $83.4

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) million for the years ended December 31, 1993, 1992 and 1991, respectively. Other premium includes annuity policy charges for the years ended December 31, 1993, 1992 and 1991 of $9.5 million, $8.8 million and $7.4 million, respectively. Profits are also earned to the extent that investment income exceeds policy requirements. The related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of deferred acquisition costs in a manner which recognizes profits as they are earned over the same period.

  Future Policy Benefits: The liability for future policy benefits for universal life-type products according to SFAS 97 is represented by policy account value. The liability for future policy benefits for all other life and health products is provided on the net level premium method based on estimated investment yields, mortality, morbidity, persistency and other assumptions which were appropriate at the time the policies were issued. Assumptions used are based on Torchmark's experience as adjusted to provide for possible adverse deviation. These estimates are periodically reviewed and compared with actual experience. If it is determined future experience will probably differ significantly from that previously assumed, the estimates are revised.

  Deferred Acquisition Costs: The costs of acquiring new insurance business are deferred. Such costs consist of sales commissions, underwriting expenses, and certain other selling expenses. The costs of acquiring new business through the purchase of other companies and blocks of insurance business are also deferred.

  Deferred acquisition costs, including the value of life insurance purchased, for policies other than universal life-type policies according to SFAS 97 are amortized with interest over an estimate of the premium-paying period of the policies in a manner which charges each year's operations in proportion to the receipt of premium income. For universal life-type policies, acquisition costs are amortized with interest in proportion to estimated gross profits. The assumptions used as to interest, persistency, morbidity and mortality are consistent with those used in computing the liability for future policy benefits and expenses. If it is determined that future experience will probably differ significantly from that previously assumed, the estimates are revised. Deferred acquisition costs are adjusted to reflect the amounts associated with unrealized investment gains and losses pertaining to universal life-type products.

  Income Taxes: In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Effective January 1, 1993, Torchmark adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of operations. Prior years' financial statements have not been restated to reflect Statement 109's provisions.

  Pursuant to the deferred method under APB Opinion 11, which was applied in 1992 and prior years, deferred income taxes were recognized for revenue and expense items that were reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes were not adjusted for subsequent changes in tax rates.

  Property and Equipment: Property and equipment is reported at cost less allowances for depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from two to twelve years for equipment and five to forty years for buildings. Ordinary maintenance and repairs are charged to income as incurred.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Energy: Torchmark uses the successful-efforts method of accounting for its energy operations. All costs associated with property acquisitions and development of proved oil and gas reserves are capitalized. Capitalized costs are amortized by the unit-of-production method based on estimated proved oil and gas reserves. All costs relating to production activities are charged to income as incurred. Energy properties owned by Torchmark's energy subsidiaries are accounted for as "properties" and revenue therefrom is accounted for as "energy operations revenues." Investments in oil and gas properties by Torchmark's insurance subsidiaries are accounted for as "investments" and income therefrom is accounted for as "investment income."

  Goodwill: The excess cost of businesses acquired over the fair value of their net assets is reported as goodwill and is amortized on a straight-line basis over a period not exceeding 40 years.

  Treasury Stock: Torchmark accounts for purchases of treasury stock on the cost method.

  Reclassification: Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported shareholders' equity or net income during the periods involved.

  Stock Split: On August 19, 1992, Torchmark distributed one share for every two shares owned by shareholders on record as of August 5, 1992 in the form of a stock dividend. The dividend was accounted for as a stock split. All prior-year share and per share data have been restated to give effect for this split.

  Earnings Per Share: Earnings available to holders of common stock are computed after deducting dividends on the Adjustable Rate Cumulative Preferred Stock. Primary earnings per share are then calculated by dividing the earnings available to holders of common stock by the weighted average number of common shares outstanding during the period. The weighted average numbers of common shares outstanding for each period are as follows: 1993--73,501,654, 1992-- 73,236,849, 1991--76,728,267

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 2--STATUTORY ACCOUNTING


  Insurance subsidiaries of Torchmark are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders' equity on a statutory basis for the insurance subsidiaries were as follows:

                                     NET INCOME            SHAREHOLDERS' EQUITY
                              YEAR ENDED DECEMBER 31,         AT DECEMBER 31,
                             ----------------------------  ---------------------
                               1993      1992      1991       1993       1992
                             --------  --------  --------  ---------- ----------
   Life..................... $364,421* $268,807* $269,879* $  653,403 $  595,379
   Property and casualty....    6,449     3,049     4,476           0     68,335

  *Includes equity in earnings of property and casualty subsidiaries

  The excess, if any, of shareholders' equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution to Torchmark without regulatory approval.

  A reconciliation of Torchmark's insurance subsidiaries' statutory net income to Torchmark's consolidated GAAP net income is as follows:

                                                 YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                                1993        1992       1991
                                             ----------  ----------  ---------
      Statutory net income.................. $  364,421  $  268,807  $ 269,879
      Deferral of acquisition costs.........    214,318     220,630    202,111
      Amortization of acquisition costs.....   (187,073)   (195,434)  (207,747)
      Differences in insurance policy lia-
       bilities.............................    (42,364)     (6,796)   (12,385)
      Deferred income taxes.................    (22,281)    (18,502)    17,987
      Inter-affiliate dividends.............   (194,442)    (10,583)    (9,601)
      Income of noninsurance affiliates.....    136,748      (2,147)   (11,278)
      Other.................................     28,652       9,502     (2,477)
                                             ----------  ----------  ---------
      GAAP net income....................... $  297,979  $  265,477  $ 246,489
                                             ==========  ==========  =========

  A reconciliation of Torchmark's insurance subsidiaries' statutory shareholders' equity to Torchmark's consolidated GAAP shareholders' equity is as follows:

                                                  YEAR ENDED
                                                 DECEMBER 31,
                                             ----------------------
                                                1993        1992
                                             ----------  ----------
      Statutory shareholders' equity........ $  653,403  $  595,379
      Differences in insurance policy lia-
       bilities.............................    236,181     256,436
      Deferred acquisition costs............    908,065     904,022
      Value of insurance purchased..........    131,602     152,546
      Deferred income taxes.................   (343,843)   (367,260)
      Debt of parent company................   (897,429)   (690,852)
      Asset valuation reserves..............    103,520      81,064
      Nonadmitted assets....................     15,199      21,480
      Net assets of noninsurance affiliates
       .....................................    533,978     433,786
      Other.................................     76,579    (270,941)
                                             ----------  ----------
      GAAP shareholders' equity............. $1,417,255  $1,115,660
                                             ==========  ==========

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 3--INVESTMENT OPERATIONS

                                                  YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1993      1992      1991
                                                 --------  --------  --------
   Investment income is summarized as follows:
     Fixed maturities........................... $349,403  $354,963  $315,878
     Equity securities..........................    2,214     2,378     2,132
     Mortgage loans on real estate..............    1,163       742       814
     Investment real estate.....................    6,804     9,354     5,778
     Policy loans...............................    9,070     8,581     8,181
     Energy investments.........................   (3,585)   15,097    10,892
     Other long-term investments................   10,110       997     2,265
     Short-term investments.....................   10,019     5,374    29,896
                                                 --------  --------  --------
                                                  385,198   397,486   375,836
     Less investment expense....................  (12,728)  (14,751)  (11,518)
                                                 --------  --------  --------
     Net investment income......................  372,470  $382,735  $364,318
                                                 ========  ========  ========
   An analysis of gains (losses) from invest-
    ments is as follows:
     Realized investment gains (losses):
      Fixed maturities.......................... $ 12,387  $  7,837  $  6,995
      Equity securities.........................      702       513    (2,331)
      Other.....................................   (5,080)   (9,298)     (469)
                                                 --------  --------  --------
                                                  $ 8,009  $   (948) $  4,195
                                                 ========  ========  ========
     Net change in unrealized investment gains
      (losses) on
      equity securities before tax.............. $ (1,855) $  6,682  $ 13,075
     Net change in unrealized investment gains
      on fixed maturities available for sale
      before tax................................  192,380         0         0
     Adjustment to deferred acquisition costs...  (23,264)        0         0
     Applicable tax.............................  (59,055)   (2,271)   (2,010)
                                                 --------  --------  --------
     Net change in unrealized gains (losses) on
      equity and fixed maturity securities
      available for sale........................ $108,206  $  4,411  $ 11,065
                                                 ========  ========  ========
     Net increase (decrease) in market value
      relative to carrying value of fixed matu-
      rities during the year.................... $      0  $(41,436) $198,367
                                                 ========  ========  ========

  In May, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Statement 115 requires that investments be classified in three categories and accounted for as follows: (i) Debt securities which are purchased with the positive intent and ability to hold to maturity should be classified as held-to-maturity and should be reported at amortized cost; (ii) Debt and equity securities which are bought and held principally for the purpose of selling them in the near term should be classified as trading securities and should be reported at fair value, with unrealized gains and losses included in earnings; and (iii) Debt and equity securities which are not classified as either held-to-maturity or trading securities should be classified as available for sale and should be reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

  Torchmark adopted Statement 115 at December 31, 1993 and chose to classify all of its fixed maturity investments as available for sale. Prior year financial statements have not been restated. At December 31, 1992, fixed maturities held-to-maturity were carried at amortized cost and fixed maturities available for sale were carried at the lower of amortized cost or market.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 3--INVESTMENT OPERATIONS (CONTINUED)
  A summary of fixed maturities held for investment and available for sale and equity securities by amortized cost and estimated market value at December 31, 1993 and 1992 is as follows:

                                       GROSS      GROSS               AMOUNT PER
                          AMORTIZED  UNREALIZED UNREALIZED   MARKET   THE BALANCE
1993:                        COST      GAINS      LOSSES     VALUE       SHEET
- -----                     ---------- ---------- ---------- ---------- -----------
Fixed maturities avail-
 able for sale:
 Bonds:
  U.S. Government direct
   obligations and
   agencies.............  $  190,239  $  7,916   $   123   $  198,032 $  198,032
  Mortgage-backed
   securities...........   1,979,602    97,838     1,599    2,075,841  2,075,841
  Mortgage-backed
   securities, GNMA
   collateral...........     424,828    24,393        80      449,141    449,141
  State, municipalities
   and political
   subdivisions.........     624,037    18,518     1,827      640,728    640,728
  Foreign governments...      75,127     5,894         0       81,021     81,021
  Public utilities......     315,872    15,623       976      330,519    330,519
  Industrial and
   miscellaneous........     763,965    29,788     5,000      788,753    788,753
 Redeemable preferred
  stocks................      13,356     1,643         0       14,999     14,999
                          ----------  --------   -------   ---------- ----------
  Total fixed maturities
   available for sale...   4,387,026   201,613     9,605    4,579,034  4,579,034
                          ----------  --------   -------   ---------- ----------
Equity securities:
 Common stocks:
  Banks and insurance
   companies............       7,264     7,610         0       14,874     14,874
  Industrial and all
   others...............      10,471       555       736       10,290     10,290
 Nonredeemable preferred
  stocks................      13,486     2,311         0       15,797     15,797
                          ----------  --------   -------   ---------- ----------
  Total equity
   securities...........      31,221    10,476       736       40,961     40,961
                          ----------  --------   -------   ---------- ----------
  Total fixed maturities
   and equity
   securities...........  $4,418,247  $212,089   $10,341   $4,619,995 $4,619,995
                          ==========  ========   =======   ========== ==========
1992:
- -----
Fixed maturities held to
 maturity:
 Bonds:
  U.S. Government direct
   obligations and agen-
   cies.................  $  241,266  $ 11,276   $   306   $  252,236 $  241,266
  Mortgage-backed
   securities...........   1,487,720   107,963     1,607    1,594,076  1,487,720
  Mortgage-backed
   securities, GNMA
   collateral...........     543,620    20,539     1,587      562,572    543,620
  State, municipalities
   and political
   subdivisions.........      81,684     6,100       416       87,368     81,684
  Foreign governments...      67,179     2,753        81       69,851     67,179
  Public utilities......     123,951     1,746       485      125,212    123,951
  Industrial and
   miscellaneous........     445,297    16,895     1,330      460,862    445,297
 Redeemable preferred
  stocks................      14,752     1,542        19       16,275     14,752
                          ----------  --------   -------   ---------- ----------
  Total fixed maturities
   held to maturity.....   3,005,469   168,814     5,831    3,168,452  3,005,469
Fixed maturities avail-
 able for sale:
 Bonds:
  Mortgage-backed
   securities...........   1,022,246    49,725       -0-    1,071,971  1,022,246
  Public utilities......         512        16       -0-          528        512
  Industrial and
   miscellaneous........      43,719     1,993       -0-       45,712     43,719
                          ----------  --------   -------   ---------- ----------
  Total fixed maturities
   availabe for sale....   1,066,477    51,734       -0-    1,118,211  1,066,477
Equity securities:
 Common stocks:
  Banks and insurance
   companies............       7,611     9,442         1       17,052     17,052
  Industrial and all
   others...............      11,428     1,728        31       13,125     13,125
 Nonredeemable preferred
  stocks................      20,817     2,525       -0-       23,342     23,342
                          ----------  --------   -------   ---------- ----------
  Total equity
   securities...........      39,856    13,695        32       53,519     53,519
                          ----------  --------   -------   ---------- ----------
  Total fixed maturities
   and equity
   securities...........  $4,111,801  $234,244   $ 5,863   $4,340,182 $4,125,465
                          ==========  ========   =======   ========== ==========

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 3--INVESTMENT OPERATIONS (CONTINUED)

  A schedule of fixed maturities by contractual maturity at December 31, 1993 is shown below on an amortized cost basis and on a market value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

                                       AMORTIZED    MARKET
                                          COST      VALUE
                                       ---------- ----------
           Fixed maturities available
           for sale:
            Due in one year or less... $   99,717 $  101,264
            Due from one to five
             years....................    193,032    204,197
            Due from five to ten
             years....................  1,408,064  1,467,708
            Due after ten years.......    268,427    265,884
                                       ---------- ----------
                                        1,969,240  2,039,053
            Redeemable preferred
             stocks...................     13,356     14,999
            Mortgage-backed securi-
             ties.....................  2,404,430  2,524,982
                                       ---------- ----------
                                       $4,387,026 $4,579,034
                                       ========== ==========

  Proceeds from sales of fixed investments held to maturity were $63 million in 1993, $403 million in 1992, and $631 million in 1991. Gross gains realized on those sales were $2.6 million in 1993, $8.6 million in 1992, and $12.7 million in 1991. Gross losses on those sales were $138 thousand in 1993, $1.7 million in 1992, and $6.4 million in 1991. The 1993 sales of fixed investments held to maturity were made for various reasons including changes in regulatory requirements, credit deterioration, and sales within 90 days of maturity. Proceeds from sales of fixed maturities available for sale were $241 million in 1993. Gross gains realized on those sales were $8.3 million and gross losses were $176 thousand.

  Torchmark had $22.0 million and $38.5 million in investment real estate at December 31, 1993 and 1992, respectively, which was nonincome producing during the previous twelve months. These properties included primarily construction in process and land. Fixed investments and mortgage loans which were nonincome producing during the previous twelve months were $.4 million at both December 31, 1993 and 1992.

NOTE 4--PROPERTY AND EQUIPMENT

A summary of property and equipment used in the business is as follows:

                                       DECEMBER 31, 1993     DECEMBER 31, 1992
                                     --------------------- ---------------------
                                              ACCUMULATED           ACCUMULATED
                                       COST   DEPRECIATION   COST   DEPRECIATION
                                     -------- ------------ -------- ------------
Company occupied real estate........  $65,037    $28,792    $63,616    $26,871
Data processing equipment...........   25,417     20,719     28,710     24,219
Transportation equipment............   16,812      8,634     17,179      7,148
Furniture and office equipment......   39,668     31,910     42,142     31,275
Energy properties...................   49,695     26,063    157,738     36,758
                                     --------   --------   --------   --------
                                     $196,629   $116,118   $309,385   $126,271
                                     ========   ========   ========   ========

  Depreciation expense on property and equipment used in the business was $9.6 million, $10.4 million, and $10.3 million in each of the years 1993, 1992 and 1991. Depletion of energy properties was $22.4 million, $19.6 million, and $12.6 million in 1993, 1992 and 1991, respectively.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 5--DEFERRED ACQUISITION COSTS AND VALUE OF INSURANCE PURCHASED

  An analysis of deferred acquisition costs and the value of insurance purchased is as follows:

                                  1993                   1992                   1991
                          ---------------------  ---------------------  ---------------------
                           DEFERRED   VALUE OF    DEFERRED   VALUE OF    DEFERRED   VALUE OF
                          ACQUISITION INSURANCE  ACQUISITION INSURANCE  ACQUISITION INSURANCE
                             COSTS    PURCHASED     COSTS    PURCHASED     COSTS    PURCHASED
                          ----------- ---------  ----------- ---------  ----------- ---------
Balance at beginning of
 year...................   $904,147   $152,421    $855,498   $172,193    $ 840,546  $183,885
 Additions:
  Deferred during peri-
   od:
  Commissions...........    142,869        -0-     154,939        -0-      142,886       -0-
  Other expenses........     71,449        -0-      65,691        -0-       59,225       -0-
                           --------   --------    --------   --------    ---------  --------
   Total deferred.......    214,318        -0-     220,630        -0-      202,111       -0-
  Value of Insurance
   purchased                    -0-        -0-         -0-        -0-          -0-     8,896
  Reassumed business....        -0-        -0-       3,681        -0-                    -0-
                           --------   --------    --------   --------    ---------  --------
   Total additions......    214,318        -0-     224,311        -0-      202,111     8,896
                           --------   --------    --------   --------    ---------  --------
 Deductions:
  Amortized during peri-
   od...................   (166,863)   (20,210)   (175,662)   (19,772)    (187,159)  (20,588)
  Adjustment
   attributable to
   unrealized investment
   gains(1).............    (23,264)       -0-         -0-        -0-          -0-       -0-
  Business disposed.....    (26,773)      (609)        -0-        -0-          -0-       -0-
                           --------   --------    --------   --------    ---------  --------
   Total deductions.....   (216,900)   (20,819)   (175,662)   (19,772)    (187,159)  (20,588)
                           --------   --------    --------   --------    ---------  --------
Balance at end of year..   $901,565   $131,602    $904,147   $152,421    $ 855,498  $172,193
                           ========   ========    ========   ========    =========  ========

- --------
(1)Represents amounts pertaining to universal life-type products.

  The amount of interest accrued on the unamortized balance of value of insurance purchased was $10.8 million, $12.7 million, and $14.1 million for the years ended December 31, 1993, 1992 and 1991, respectively. The average interest accrual rates used for the years ended December 31, 1993, 1992 and 1991 were 7.57%, 7.81% and 7.92%, respectively. The estimated amount of the unamortized balance of the value of business purchased balance at December 31, 1993 to be amortized during each of the next five years is: 1994, $15.8 million; 1995, $15.0 million; 1996, $12.7 million; 1997, $11.0 million; and
1998, $9.3 million.

  In the event of lapses or early withdrawals in excess of those assumed, deferred acquisition costs and the value of insurance purchased may not be recoverable.

NOTE 6--SALE OF SUBSIDIARY

  In July, 1993, Torchmark created a new company called Vesta Insurance Group, Inc. ("Vesta") for the purpose of becoming the new holding company of Torchmark's property and casualty insurance subsidiaries, principally Liberty Fire. In November, 1993, Torchmark sold approximately 73% of its ownership in Vesta through an initial public offering of common stock for net proceeds of $160.7 million or a pretax gain of $57.2 million. Torchmark maintained a 27% interest in Vesta and accounts for its investment on the equity method. In connection with the public offering, Torchmark loaned Vesta $28 million at an interest rate of 6.1% for a term of five years. Torchmark's remaining investment in Vesta was recorded as an investment in unconsolidated subsidiary.

NOTE 7--PURCHASE OF UNITED MANAGEMENT MINORITY INTEREST

  On October 1, 1993, the United Management public shareholders approved Torchmark's offer to acquire the remaining approximately 17% of United Management which it did not already own for cash consideration of $31.25 per share. The transaction was completed for a total purchase price of $234 million resulting in goodwill of $130.7 million which will be amortized over approximately 28 years, which is the period remaining for the amortization of the goodwill originated in the 1981 acquisition of United Management. All other purchase accounting adjustments were immaterial.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 8--FUTURE POLICY BENEFIT RESERVES

  A summary of the assumptions used in determining the liability for future policy benefits at December 31, 1993 is as follows:

                           INDIVIDUAL LIFE INSURANCE

INTEREST ASSUMPTIONS:

                                                  PERCENT OF
           YEARS OF ISSUE      INTEREST RATES     LIABILITY
           --------------   --------------------- ----------
           1917-1993                        3.00%      3%
           1947-1954                        3.25%      1
           1927-1989                        3.50%      2
           1955-1961                        3.75%      2
           1925-1993                        4.00%     17
           1962-1969        4.50% graded to 4.00%      4
           1970-1980        5.50% graded to 4.00%      7
           1970-1993                        5.50%      1
           1929-1993                        6.00%      8
           1986-1993        7.00% graded to 6.00%      4
           1943-1992        7.50% graded to 6.00%      1
           1992-1993        8.00% graded to 6.00%      1
           1951-1985        8.50% graded to 6.00%     14
           1980-1987        8.50% graded to 7.00%      1
           1975-1991        9.50% graded to 8.00%      8
           1984-1993           Interest Sensitive     26
                                                     ---
                                                     100%
                                                     ===

MORTALITY ASSUMPTIONS:

  For individual life, the mortality tables used are various statutory mortality tables and modifications of:
                1950-54 Select and Ultimate Table
                1954-68 Industrial Experience Table
                1955-60 Ordinary Experience Table
                1965-70 Select and Ultimate Table
                1955-60 Inter-Company Table
                1970 United States Life Table
                1979-81 United States Life Table
                1975-80 Select and Ultimate Table
                X-18 Ultimate Table

WITHDRAWAL ASSUMPTIONS:

  Withdrawal assumptions are based on Torchmark's experience.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 8--FUTURE POLICY BENEFIT RESERVES (CONTINUED)


                               HEALTH INSURANCE

INTEREST ASSUMPTIONS:

                                                  PERCENT OF
           YEARS OF ISSUE      INTEREST RATES     LIABILITY
           --------------   --------------------- ----------
           1962-1982                        3.00%      1%
           1969-1980        5.50% graded to 4.00%      4
           1982-1993                        4.50%      1
           1993-                            6.00%      8
           1985-1993        7.00% graded to 6.00%     67
           1951-1986        8.50% graded to 6.00%     19
                                                     ---
                                                     100%
                                                     ===

MORBIDITY ASSUMPTIONS:

  For health, the morbidity assumptions are based on either Torchmark's experience or the assumptions used in calculating statutory reserves.

TERMINATION ASSUMPTIONS:

  Termination assumptions are based on Torchmark's experience.

                         OVERALL INTEREST ASSUMPTIONS:

  The overall average interest assumption for determining the liability for future life and health insurance benefits in 1993 was 6.1%.

NOTE 9--INCOME TAXES

  Torchmark and its eligible subsidiaries file a life-nonlife consolidated federal income tax return. Famlico and Sentinel file a separate federal income tax return and will not be eligible to join the consolidated return group until 1996 and 1997, respectively.

  As discussed in Note 1, Torchmark adopted Statement 109 on January 1, 1993. The cumulative effect of this change in accounting for income taxes is a $26.1 million addition to net income for the year ended December 31, 1993. This amount is included in the cumulative effect of changes in accounting principles line on the consolidated statement of operations.

  Total income tax expense for the year ended December 31, 1993 was allocated as follows:

        Income before equity in earnings of unconsolidated subsidi-
         aries......................................................  $153,086
        Change in accounting standards for post-retirement benefits
         other than pensions........................................    (4,124)
        Shareholders' equity, for unrealized gains..................    60,768
        Shareholders' equity, for compensation expense for tax pur-
         poses in excess of amounts recognized for financial report-
         ing purposes...............................................    (6,845)
                                                                      --------
                                                                      $202,885
                                                                      ========

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 9--INCOME TAXES (CONTINUED)

  Income tax expense before the cumulative effect of the change in accounting principles and adjustments to shareholders' equity is summarized as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                    1993      1992     1991
                                                  --------  -------- --------
        Current income tax expense............... $152,154  $124,782 $129,121
        Increase in January 1, 1993 deferred in-
         come tax liability due to increase in
         corporate income tax rate to 35%........    9,411       --       --
        Deferred income tax expense (benefit)....   (8,479)   16,062   (3,672)
                                                  --------  -------- --------
          Total.................................. $153,086  $140,844 $125,449
                                                  ========  ======== ========

  The effective income tax rate differed from the expected 35% rate in 1993 and 34% rate in 1992 and 1991 as shown below:

                                             YEAR ENDED DECEMBER 31,
                                      -------------------------------------------
                                        1993     %     1992     %     1991     %
                                      --------  ---  --------  ---  --------  ---
   Expected income taxes............. $154,492   35% $142,076   34% $129,457   34%
   Increase (reduction) in income
    taxes
    resulting from:
    Tax-exempt investment income.....   (4,404)  (1)   (1,955)  --    (2,358)  (1)
    Tax credits......................  (11,203)  (2)   (2,903)  (1)     (400)  --
    Effect of tax rate change on de-
     ferred liability................    9,411    2        --   --        --   --
    Other............................    4,790    1     3,626    1    (1,250)  --
                                      --------  ---  --------  ---  --------  ---
   Income taxes...................... $153,086   35% $140,844   34% $125,449   33%
                                      ========  ===  ========  ===  ========  ===

  The significant components of deferred income tax expense before the cumulative effect of the change in accounting principles and adjustments to shareholders' equity for the year ended December 31, 1993 are as follows:

        Deferred income tax expense (exclusive of the effect of the com-
         ponent listed below)...........................................  $(8,479)
        Adjustments to deferred tax assets and liabilities for the in-
         crease in the corporate income tax rate from 34% to 35%........    9,411
                                                                          -------
                                                                          $   932
                                                                          =======

  For the years ended December 31, 1992 and 1991, deferred income tax expense (benefit) of $16,062 and ($3,672), respectively, resulted from timing differences in the recognition of revenue and expense for financial reporting and income tax purposes. The sources and tax effect of those timing differences are presented below:

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                         1992         1991
                                                      -----------  -----------
        Deferred acquisition costs...................    $(16,914)    $(28,349)
        Reserve and premium adjustments..............          16       (2,705)
        Oil and gas costs............................      37,094       22,554
        Other........................................      (4,134)       4,828
                                                      -----------  -----------
                                                      $    16,062  $    (3,672)
                                                      ===========  ===========

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 9-- INCOME TAXES (CONTINUED)


  The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 are presented below:

     Deferred tax assets:
      Fixed maturities, equity securities, and investment real estate, principally due to write-downs of investments to net realizable value for financial reporting purposes.........................  $  7,471
      Future policy benefits, unearned and advance premiums, and pol-
       icy claims.....................................................    27,634
      Other liabilities, principally due to the current nondeductibil-
       ity for tax purposes of certain accrued expenses...............    46,278
                                                                        --------
      Total gross deferred tax assets.................................    81,383
      Less valuation allowance........................................       -0-
                                                                        --------
      Net deferred tax assets.........................................    81,383
                                                                        --------
     Deferred tax liabilities:
      Energy investments and other unconsolidated affiliates, princi-
       pally due to
       accelerated depletion deductions for tax purposes..............    95,760
      Deferred acquisition costs......................................   238,114
      Unrealized investment gains.....................................    64,728
      Other...........................................................    64,590
                                                                        --------
      Total gross deferred tax liabilities............................   463,192
                                                                        --------
     Net deferred tax liability.......................................  $381,809
                                                                        ========

  In Torchmark's opinion, all deferred tax assets will be recoverable.

  Torchmark has not recognized a deferred tax liability for the undistributed earnings of its wholly-owned subsidiaries because such earnings are remitted to Torchmark on a tax-free basis. A deferred tax liability will be recognized in the future if the remittance of such earnings becomes taxable to Torchmark. In addition, Torchmark has not recognized a deferred tax liability of approximately $58 million that arose prior to 1984 on temporary differences related to the policyholders' surplus accounts in the life insurance subsidiaries. A current tax expense will be recognized in the future if and when these amounts are distributed.

NOTE 10--NOTES PAYABLE

  An analysis of notes payable is as follows:

                                                    DECEMBER 31,
                                      -----------------------------------------
                                              1993                 1992
                                      -------------------- --------------------
                                      SHORT-TERM LONG-TERM SHORT-TERM LONG-TERM
                                         DEBT      DEBT       DEBT      DEBT
                                      ---------- --------- ---------- ---------
   Sinking Fund Debentures..........             $197,856             $197,778
   Senior Notes, due 1998...........              198,885              198,687
   Senior Debentures, due 2009......               99,539               99,387
   Notes, due 2023..................              195,798
   Notes, due 2013..................               98,351
   Borrowings under Torchmark line
    of credit.......................   $107,000             $195,000
   Borrowings under energy credit
    facilities......................                          81,717
   Other notes, installment debt,
    and mortgages payable at various
    interest rates; collateralized
    by buildings, equipment, and
    energy properties...............        108     1,906        102     2,015
                                       --------  --------   --------  --------
                                       $107,108  $792,335   $276,819  $497,867
                                       ========  ========   ========  ========

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 10--NOTES PAYABLE (CONTINUED)

  The amount of debt that becomes due during each of the next five years is:
1994, $107.1 million; 1995, $116 thousand; 1996, $123 thousand; 1997, $132 thousand; and 1998, $199 million. Additionally, during the thirty-day period beginning June 15, 1996, senior debenture debt holders have the option to require Torchmark to repay $100 million.

  The Sinking Fund Debentures, due March 1, 2017, are carried at $200 million principal amount less unamortized issue expenses and bear interest at 8 5/8%, payable on March 1 and September 1. A sinking fund provides for mandatory repayment at par of not less than $8 million principal amount per year from March 1, 1998 through March 1, 2016. At Torchmark's option, an additional $12 million principal amount per year may be redeemed at par according to the same schedule. The option to make such additional repayments is not cumulative and if not availed of in any year will terminate. Furthermore, Torchmark may, at its option, redeem the entire issue at prices ranging from 107.9% to 100.0% of par, subject to certain restrictions. The Sinking Fund Debentures have equal priority with other Torchmark unsecured indebtedness.

  The Senior Notes, due May 1, 1998, are not redeemable prior to maturity. They were issued in May, 1988 in the principal amount of $200 million. Interest is payable on May 1 and November 1 of each year at a rate of 9 5/8%. These notes have equal priority with other Torchmark unsecured indebtedness.

  The Senior Debentures, principal amount of $100 million, are due August 15, 2009. They were issued in August, 1989, bearing interest at the rate of 8 1/4%, with interest payable on February 15 and August 15 of each year. The Senior Debentures, which are not redeemable at the option of Torchmark prior to maturity, provide the holder with an option to require Torchmark to repurchase the debentures on August 15, 1996 at principal amount plus accrued interest. The Senior Debentures have equal priority with other Torchmark unsecured indebtedness.

  The Notes, due May 15, 2023, were issued in May, 1993 in the principal amount of $200 million. Proceeds of the issue, net of issue costs, were $196 million. Interest is payable on May 15 and November 15 of each year at a rate of 7 7/8%. These notes are not redeemable prior to maturity and have equal priority with other Torchmark unsecured indebtedness.

  The Notes, due August 1, 2013, were issued in July, 1993 in the principal amount of $100 million for net proceeds of $98 million. Interest is payable on February 1 and August 1 of each year at a rate of 7 3/8%. These notes are not redeemable prior to maturity and have equal priority with other Torchmark unsecured indebtedness.

  Torchmark maintains a line of credit agreement which is unsecured and at December 31, 1993 and 1992 allowed borrowings up to $250 million from participating banks. The agreement terminates in December, 1994. The interest rate is determined at the option of Torchmark utilizing a formula based on either prime, Libor or secondary certificate of deposit rates and was 3.51% at December 31, 1993 and 4.21% at December 31, 1992. A commitment fee on the unused balance is charged for its availability. There was $107 million and $195 million in borrowings outstanding under the line of credit as of December 31, 1993 and December 31, 1992, respectively. Torchmark is subject to certain covenants regarding capitalization and earnings, for which Torchmark was in compliance at December 31, 1993.

  Torch Energy Advisors Incorporated ("Torch Energy"), a wholly-owned subsidiary of Torchmark, also maintains a line of credit agreement which at December 31, 1993 allowed borrowings up to $30 million. The interest rate is charged at variable rates and is based on the prime or Libor rates, and a commitment fee is charged for the unused balance. The agreement terminates in September, 1994 and is secured by any acquired assets and by the approximately
1.5 million shares of Nuevo common stock owned by Torch Energy. There were no borrowings outstanding on this line of credit at December 31, 1993.

  At December 31, 1992 Torch Energy had another line of credit available up to $95 million, of which $81.7 million was outstanding at December 31, 1992. Interest was charged at a variable rate based on the prime or Libor rates, and was approximately 5.99% at December 31, 1992. It was repaid and

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 10--NOTES PAYABLE (CONTINUED)
terminated on January 31, 1993, with $15 million financed by another energy credit facility. The note was collateralized by properties and was guaranteed up to $54.1 million by United Management.

  Interest in the amount of $10.5 million, $20.4 million, and $16.8 million was capitalized during 1993, 1992, and 1991, respectively.

NOTE 11--POSTRETIREMENT BENEFITS

  Pension Plans: Torchmark has retirement benefit plans and savings plans which cover substantially all employees. There is also a nonqualified excess benefit plan which covers certain employees. The total cost of these retirement plans charged to operations was as follows:

                                                  DEFINED EXCESS
                                       DEFINED    BENEFIT BENEFIT
           YEAR ENDED                CONTRIBUTION PENSION PENSION
          DECEMBER 31,                  PLANS      PLANS   PLAN
          ------------               ------------ ------- -------
           1993....................     $  740    $6,733  $1,450
           1992....................     $3,293    $3,143  $3,732
           1991....................     $3,112    $6,931  $1,298

  Cost for the defined benefit pension plans has been calculated on the projected unit credit actuarial cost method. Contributions are made to the pension plans subject to minimums required by regulation and maximums allowed for tax purposes. Accrued pension expense in excess of amounts contributed has been recorded as a liability in the financial statements and was $10.1 million and $11.0 million at December 31, 1993 and 1992, respectively. The plans are organized as trust funds whose assets consist primarily of investments in marketable long-term fixed maturities and equity securities which are valued at market.

  The excess benefit pension plan provides the benefits that an employee would have otherwise received from a defined benefit pension plan in the absence of the Internal Revenue Code's limitation on benefits payable under a qualified plan. Although this plan is unfunded, pension cost is determined in a similar manner as for the funded plans. Liability for the excess benefit plan was $1.5 million and $1.1 million as of December 31, 1993 and 1992, respectively.

  Net periodic pension cost for the defined benefit plans by expense component was as follows:

                                                    1993     1992      1991
                                                   -------  -------  --------
       Service cost--benefits earned during the
        period.................................... $ 8,298  $ 7,415  $  7,542
       Interest cost on projected benefit obliga-
        tion......................................   7,711    7,228     7,665
       Actual return on assets....................  (8,697)  (6,831)  (14,310)
       Net amortization and deferral..............     871     (937)    7,332
                                                   -------  -------  --------
       Net periodic pension cost.................. $ 8,183  $ 6,875  $  8,229
                                                   =======  =======  ========

  A reconciliation of the funded status of the defined benefit plans with Torchmark's pension liability was as follows:

                                                         1993       1992
                                                       ---------  --------  ---
       Fair market value of assets available for ben-
        efits........................................  $  95,191  $ 90,367
       Projected benefit obligation:
        Vested.......................................     78,477    55,159
        Nonvested....................................      4,878     5,067
                                                       ---------  --------
         Accumulated benefit obligation..............     83,355    60,226
        Effect of projected future salary increases       27,875    24,456
                                                       ---------  --------
         Total projected benefit obligation..........    111,230    84,682
                                                       ---------  --------
       Funded status.................................    (16,039)    5,685
       Unamortized prior service costs...............      1,616     1,878
       Unamortized transition asset..................     (2,774)   (3,692)
       Unrecognized (gain) or loss...................      3,278   (15,994)
                                                       ---------  --------
         Accrued pension costs included in liabili-
          ties.......................................  $ (13,919) $(12,123)
                                                       =========  ========

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 11--POSTRETIREMENT BENEFITS (CONTINUED)
  The weighted average assumed discount rates used in determining the actuarial benefit obligations were 7.25% in 1993 and 8.5% in 1992. The rate of assumed compensation increase was 5.0% in 1993 and 5.5% in 1992 and the expected long-term rate of return on plan assets was 8.0% in 1993 and 8.5% in 1992.

  Torchmark accrues expense for the defined contribution plans based on a percentage of the employees' contributions. The plans are funded by the employee contributions and a Torchmark contribution equal to the amount of accrued expense.

  Post Retirement Benefit Plans Other Than Pensions; Torchmark provides postretirement life insurance benefits for most retired employees, and also provides additional postretirement life insurance benefits for certain key employees. The majority of the life insurance benefits are accrued over the working lives of active employees.

  For retired employees over age sixty-five, Torchmark does not provide postretirement benefits other than pensions. Torchmark does provide a portion of the cost for health insurance benefits for employees who retired before February 1, 1993 and before age sixty-five, covering them until they reached age sixty-five. Eligibility for this benefit was generally achieved at age fifty-five with at least fifteen years of service. This subsidy is minimal to employees who did not retire before February 1, 1993. This plan is unfunded.

  Torchmark adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1993. This statement requires that the expected cost of providing future benefits to employees be accrued during the employees' service period until each employee reaches full eligibility. Two options for recognizing the accumulated benefit obligation are provided upon adoption of Statement 106 for participants. The employer can either recognize the transition obligation immediately as the effect of an accounting change, or it can recognize the obligation in the financial statements on a delayed basis, amortizing the obligation on a straight-line basis over the greater of the participants' future service period or twenty years. Torchmark elected to recognize the effect of the obligation immediately as a change in accounting principle. The cumulative effect of this change in accounting resulted in a $7.7 million after-tax charge to net income. It was reported as part of the cumulative effect of changes in accounting principles. In accordance with the provisions of SFAS 106, prior years' financial statements have not been restated to apply the provisions of this statement.

  Net periodic postretirement benefit cost for 1993 included the following components:

       Service cost..................................................... $  411
       Interest cost on accumulated postretirement benefit obligation...    954
       Actual return on plan assets.....................................    -0-
       Net amortization and deferral....................................    (14)
                                                                         ------
       Net periodic postretirement benefit cost......................... $1,351
                                                                         ======

  The following table sets forth the plans' combined funded status with the amount shown in Torchmark's balance sheet at December 31, 1993:

       Accumulated postretirement benefit obligation:
        Retirees........................................................ $ 6,919
        Fully eligible active plan participants.........................   1,354
        Other active plan participants..................................   3,348
                                                                         -------
         Total accumulated postretirement benefit obligation............  11,621
       Plan assets at fair value........................................     -0-
                                                                         -------
       Accumulated postretirement benefit obligation in excess of plan assets..........................................................  11,621
       Unrecognized net gain from past experience different from that
        assumed and from changes in assumptions.........................     327
       Prior service cost not yet recognized in net periodic post re-
        tirement benefit cost...........................................     -0-
                                                                         -------
       Accrued postretirement benefit cost.............................. $11,948
                                                                         =======

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 11--POSTRETIREMENT BENEFITS (CONTINUED)

  For measurement purposes, a 12% to 14% annual rate of increase in a per capita cost of covered health care benefits was assumed for 1994; the rate was assumed to decrease gradually to 4.5% by the year 2008 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the health care cost trend by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $1.1 million and would increase the net periodic postretirement cost for the year ended December 31, 1993 by approximately $260 thousand.

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25%.

NOTE 12--SHAREHOLDERS' EQUITY

  Share Data: A summary of preferred and common share activity is as follows:


                                                      COMMON STOCK
                                          --------------------------------------
                               PREFERRED                 HELD BY      TREASURY
                                 STOCK      ISSUED     SUBSIDIARIES     STOCK
                               ---------  -----------  ------------  -----------
    1991:
     Balance at January 1,
      1991...................    868,600  144,202,679  (67,230,312)
     Issuance of common stock
      due to exercise of
      stock options..........                 670,784
     Grant of restricted
      stock..................                  60,000
     Treasury stock acquired
      in Repurchase Program..                                         (1,314,111)
     Other treasury stock
      acquired...............    (61,160)                               (244,403)
     Retirement of treasury
      stock..................              (1,558,514)                 1,558,514
                               ---------  -----------  -----------   -----------
     Balance at December 31,
      1991...................    807,440  143,374,949  (67,230,312)          -0-
    1992:
     Issuance of common stock
      due to exercise of
      stock options..........               2,396,100
     Treasury stock acquired
      in Repurchase Program..                                         (4,200,937)
     Other treasury stock
      acquired...............   (337,620)                               (827,766)
     Retirement of treasury
      stock..................              (5,028,703)                 5,028,703
                               ---------  -----------  -----------   -----------
     Balance at December 31,
      1992...................    469,820  140,742,346  (67,230,312)          -0-
    1993:
     Issuance of common stock
      due to exercise of
      stock options..........                 272,194                      6,341
     Treasury stock acquired
      in Repurchase Program..                                           (850,010)
     Other treasury stock
      acquired...............                                            (45,465)
                               ---------  -----------  -----------   -----------
     Balance at December 31,
      1993...................    469,820  141,014,540  (67,230,312)     (889,134)
                               =========  ===========  ===========   ===========
                               AT DECEMBER 31, 1993      AT DECEMBER 31, 1992
                               ----------------------  -------------------------
                               PREFERRED    COMMON      PREFERRED      COMMON
                                 STOCK       STOCK        STOCK         STOCK
                               ---------  -----------  ------------  -----------
     Par value per share.....      $1.00        $1.00        $1.00         $1.00
     Authorized shares.......  5,000,000  160,000,000    5,000,000   160,000,000

  Adjustable Rate Preferred Stock: One million shares of adjustable rate preferred stock were issued in 1983 at an issue price of $100 per share. Dividends are cumulative and are payable quarterly. The dividend rate is adjustable, being determined in advance of each period at 1.25% less than the highest of the treasury bill rate, the ten year constant maturity rate, or the twenty year constant maturity rate. However, the dividend rate will never be less than 7% nor greater than 13%. The January 31, 1994 dividend was paid at a rate of 7.00%. The preferred stock is redeemable, at Torchmark's option, from

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 12--SHAREHOLDERS' EQUITY (CONTINUED)
January 1, 1989 through December 31, 1993 at a price of $103 per share, and thereafter at $100 per share. Torchmark has announced that it will redeem all of the outstanding preferred stock on March 31, 1994. The price will be $100 a share plus accrued dividends. The preferred shareholders have preference and priority over common shareholders in the event of liquidation equal to $100 per share plus accrued and unpaid dividends.

  During the first quarter of 1990, Torchmark acquired 131 thousand shares of this preferred stock, redemption value $13.1 million, at a purchase price of $11 million. In 1991, an additional 61 thousand shares or $6.1 million redemption value were acquired at a price of $5.3 million. Torchmark acquired an additional 338 thousand shares in 1992 at a cost of $31.5 million, representing a redemption value of $33.7 million. These shares are reported as treasury stock and have a total cost basis of $47.8 million and a total redemption value of $52.9 million. Additional shares may be acquired from time to time at favorable prices.

  Acquisition of Common Shares: Torchmark commenced a program in 1986 to purchase shares of its common stock from time to time. Under this program, Torchmark purchased 1.3 million shares in 1991 at a cost of $44 million, 4.2 million shares in 1992 at a cost of $157.7 million and 850 thousand shares in 1993 at a cost of $41.9 million. The other common treasury stock acquired was primarily received by Torchmark from employees for the exercise proceeds and payment of taxes for stock options. In October, 1993, Torchmark implemented a policy to issue shares in conjunction with the exercise of stock options out of treasury stock.

  Stock Options: Under the provisions of the 1984 Torchmark Corporation Stock Option Plan ("1984 Option Plan") and the Torchmark Corporation 1987 Stock Incentive Plan ("1987 Option Plan"), certain employees and directors have been granted options to buy shares of Torchmark stock at the market value of the stock on the date of grant. In conjunction with the buyback of the minority interest of United Management, the United Investors Management Company 1986 Employee Stock Incentive Plan was amended to allow the granting of Torchmark stock options. The options are exercisable during the period commencing from three months to three years after grant until expiring ten years or ten years and two days after grant.

  A summary of option activity in terms of shares is as follows:

                              AVAILABLE FOR GRANT                  OUTSTANDING
                          ------------------------------  --------------------------------
                            1993      1992       1991       1993        1992       1991
                          --------  --------  ----------  ---------  ----------  ---------
Balance at January 1....   533,175   890,278   3,000,240  3,051,883   5,090,880  3,651,702
Additional shares avail-
 able due to United Man-
 agement merger.........   642,959
Granted.................  (910,789) (357,052) (2,109,962)   910,789     357,052  2,109,962
Exercised...............                                   (278,535) (2,396,100)  (670,784)
Expired.................    23,746                          (23,746)
Adjustment due to stock
 dividend...............                 (51)                                51
                          --------  --------  ----------  ---------  ----------  ---------
Balance at December 31..   289,091   533,175     890,278  3,660,391   3,051,883  5,090,880
                          ========  ========  ==========  =========  ==========  =========

  Option information by exercise price is listed in the following table. Those options shown as granted on October 1, 1993 represent United Management options which were converted to Torchmark options in conjunction with the merger.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 12--SHAREHOLDERS' EQUITY (CONTINUED)

                                 OUTSTANDING AT DECEMBER 31,      EXERCISED DURING
 EXERCISE                       ----------------------------- -------------------------
  PRICE         GRANT DATE        1993      1992      1991     1993     1992     1991
 --------  -------------------- --------- --------- --------- ------- --------- -------
 $10.125   January 9, 1985            -0-       -0-       -0-     -0-       -0-   1,500
  11.300   October 1, 1993(3)      18,393                         -0-
  12.625   October 4, 1985         34,004    36,145    66,094   2,141    29,950   5,250
  13.110   October 1, 1993(3)      13,828                         -0-
  14.000   March 26, 1985          15,746    20,996    20,996   5,250       -0-
  14.125   January 30, 1986        16,875    17,875    21,000   1,000     3,125   5,625
  15.000   December 3, 1987           854     1,254     7,254     400     6,000  16,554
  16.000   December 16, 1987        7,500     7,500    69,372     -0-    61,872  70,311
  17.625   October 28, 1987           -0-       -0-       -0-     -0-       -0-   7,500
  19.875   February 25, 1988        5,217     5,217     5,217     -0-       -0-     -0-
  20.375   December 15, 1988          -0-       -0-   202,382     -0-   202,384 336,386
  20.375   January 3, 1989         30,003    30,003    50,003     -0-    20,000  10,000
  22.600   October 1, 1993(3)      35,981                         -0-
  24.410   October 1, 1993(3)       5,532                         -0-
  25.625   October 11, 1990(1)    852,955   873,120 2,527,684   7,313 1,654,575 156,575
  28.480   October 1, 1993(3)      85,158                         -0-
  31.125   January 15, 1991       538,856   640,896   857,136  97,118   216,258  61,083
  32.500   January 2, 1991         63,000    63,000    72,000     -0-     9,000     -0-
  33.125   January 25, 1990(1)     63,000    63,000    72,000     -0-     9,000     -0-
  34.350   October 1, 1993(3)      35,611                         -0-
  34.375   December 12, 1991      679,977   712,618   882,298  27,869   183,936     -0-
  36.000   February 7, 1991       100,000   237,444   237,444 137,444       -0-     -0-
  36.610   October 1, 1993(3)      65,774                         -0-
  38.375   January 4, 1992         63,000    63,000               -0-       -0-
  43.500   December 14, 1993(2)   567,781                         -0-
  46.560   October 1, 1993(3)      57,130                         -0-
  52.000   December 7, 1992       280,216   279,815               -0-       -0-
  57.750   January 3, 1993         24,000                         -0-
                                --------- --------- --------- ------- --------- -------
                                3,660,391 3,051,883 5,090,880 278,535 2,396,100 670,784
                                ========= ========= ========= ======= ========= =======
 Exercisable at December 31,    2,668,264 2,772,068 4,208,582
                                ========= ========= =========

(1) Options to purchase 1,098,090 shares previously granted December 31, 1989 at $37.13 per share, 521,100 shares previously granted January 25, 1990 at $33.13 per share, and 389,870 shares originally granted August 1, 1990 at $33.88 per share were allowed by recipients to expire voluntarily and were reissued October 11, 1990 along with 675,200 additional shares at $25.63 per share.
(2) Includes 173,650 shares granted under the United Investors Management Company 1986 Employee Stock Incentive Plan.
(3) Issued from the United Investors Management Company 1986 Employee Stock incentive plan.

  Grant of Restricted Stock: A grant of 60,000 Torchmark shares was made on May 1, 1991 to a Torchmark senior officer. The shares are restricted as to resale, vesting 6,000 shares per year for 10 years on the anniversary date of the grant. The market value of Torchmark stock was $34.92 per share on the grant date.

  Restrictions: Restrictions exist on the flow of funds to Torchmark from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. These restrictions generally limit the payment of dividends by insurance subsidiaries to statutory net gain from operations on an annual noncumulative basis in the absence of special approval. Additionally, insurance companies are not permitted to distribute the excess of shareholders' equity as determined on a GAAP basis over that determined on a statutory basis. In 1994, $388 million will be available to Torchmark for dividends from insurance subsidiaries in compliance with statutory regulations without prior regulatory approval.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 13--COMMITMENTS AND CONTINGENCIES


  Reinsurance: Insurance affiliates of Torchmark reinsure that portion of insurance risk which is in excess of their retention limits. Retention limits for ordinary life insurance range up to $2 million per life. Life insurance ceded represents 1% of total life insurance in force at December 31, 1993. Insurance ceded on life and accident and health products represents 1.5% of premium income for 1993. Torchmark would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

  Insurance affiliates also assume insurance risks of other companies. Life reinsurance assumed represents less than 0.1% of life insurance in force at December 31, 1993 and reinsurance assumed on life and accident and health products represents less than 0.1% of premium income for 1993.

  Leases: Torchmark leases office space and office equipment under a variety of operating lease arrangements. These leases contain various renewal options, purchase options, and escalation clauses. Rental expense for operating leases was $7.6 million, $8.2 million, and $7.6 million for 1993, 1992, and 1991, respectively. Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 1993 are as follows: 1994, $5.6 million; 1995, $4.1 million; 1996, $3.1 million; 1997, $2.5 million; 1998, $1.4 million; and in the aggregate, $16.7 million.

  Restrictions on cash: A portion of the cash held in financial service subsidiaries that function as broker-dealers has been segregated for the benefit of customers in compliance with security regulations. This amount was $18.2 million at December 31, 1993 and $13.2 million at December 31, 1992.

  Concentrations of Credit Risk: Torchmark maintains a highly-diversified investment portfolio with limited concentration in any given region, industry, or economic characteristic. At December 31, 1993, the investment portfolio consisted of securities of the U.S. government or U.S. government-backed securities (50%); short-term investments, which generally mature within one month (3%); securities of state and municipal governments (12%); securities of foreign governments (1%); and investment-grade corporate bonds (21%). The remainder of the portfolio was in oil and gas investments (6%) and real estate (2%), which are not considered financial instruments according to GAAP; equity securities (1%); policy loans (3%), which are secured by the underlying insurance policy values; and mortgages, noninvestment grade corporate securities and other long-term investments (1%). Investments in municipal governments and corporations are made throughout the U.S. with no concentration in any given state. All investments in foreign government securities are in Canadian government issues. Corporate equity and debt investments are made in a wide range of industries. At December 31, 1993, approximately 6% of the portfolio was invested in regulated utilities; 4% was invested in financial institutions; 3% was invested in finance companies; 2% was invested in oil and gas companies; 1% was invested in the transportation industry, and 1% was invested in retail companies. Otherwise, no individual industry represented more than 1% of Torchmark's investments. Of Torchmark's investments at year-end 1993, less than 1% of the carrying value of securities was rated below investment grade (Ba or lower as rated by Moody's serivce or the equivalent NAIC designation). Par value of these investments was $14.9 million, amortized cost was $13.7 million, and market value was $14.4 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in market value.

  Collateral Requirements: Torchmark requires collateral for investments in instruments where collateral is available and is typically required because of the nature of the investment. Since the majority of Torchmark's investments are in government, government-secured, or corporate securities, the requirement for collateral is rare. Torchmark's mortgages are secured by collateral, although new mortgages are no longer being acquired.

  Litigation: Torchmark and Torchmark's subsidiaries are continuously parties to pending or threatened legal proceedings. These suits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Most of these lawsuits include claims for punitive damages in addition to other specified relief.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 13--COMMITMENTS AND CONTINGENCIES (CONTINUED)

  A class action lawsuit has been filed against Liberty (Robertson v. Liberty National Life Insurance Company) in the Circuit Court of Barbour County, Alabama alleging fraud in the exchange of certain cancer insurance policies. It seeks substantial equitable and injunctive relief together with compensatory and punitive damages. Also, a number of separate lawsuits as well as additional class action suits have been filed which are based upon substantially the same allegations.

  On October 25, 1993, a jury in the Circuit Court of Mobile County, Alabama rendered a one million dollar verdict against Liberty, one of twenty-five suits involving cancer policy exchanges which were filed prior to class certification. Liberty has filed appropriate post-judgment motions and, if necessary, will appeal the verdict. Previously, another judge in the same state court system had granted a summary judgment in favor of Liberty in another substantially similar suit which is on appeal.

  The Robertson litigation was tentatively settled pending a fairness determination by the Barbour County Court after a hearing. The fairness hearing took place on January 20, 1994. Class members were previously mailed notice of the hearing and the proposed settlement. On February 4, 1994, the court ruled that with a $16 million increase in the value of the proposed Robertson settlement from approximately $39 million to $55 million, the settlement would be fair and would be approved, provided that the parties to the litigation accepted the amended settlement within fourteen days of the issuance of the ruling. On February 17, 1994, the Barbour County Court extended for two weeks the period for filing objections to or accepting the Court's order conditionally approving the class action settlement. On February 22, 1994, the Court entered an order in the Robertson litigation which delayed any final decision on the proposed class action settlement and various motions to modify it (including motions to delete Torchmark from the settlement release), pending certain specified discovery to be completed within 90 days from the date the order was entered. In the order, the Barbour County Court directed limited additional discovery regarding whether Torchmark had any active involvement in the cancer policy exchange. Pending completion of limited additional discovery, the Barbour County Court has reversed jurisdiction and extended the deadline for acceptance or rejection of the modifications set forth in the February 4, 1994 order.

  Torchmark has provided for the $55 million proposed amended settlement charge in its 1993 financial reports, although it believes that it is highly likely that intervenors will pursue an appeal of the ruling to the Supreme Court of Alabama. In the event a settlement is not agreed to and approved, Torchmark and Liberty intend to aggressively defend the various cases.

  In June, 1993, a purported class action alleging fraud in the replacement of certain hospital intensive care policies with policies alleged to have less value with lower benefits was filed seeking unspecified compensatory and punitive damages against Liberty and Torchmark in the state court system of Alabama (Smith v. Liberty National Life Insurance Company). A second purported class action (Maples v. Liberty National Life Insurance Company) with substantially the same allegations as in the Smith litigation was also filed in state court in December, 1993. Three other separate lawsuits based upon the replacement of certain hospital intensive care policies have also been filed. The Smith litigation has been settled, while a class has not yet been certified and discovery is proceeding in the Maples case.

  Two purported class action lawsuits were filed in December, 1993, against Liberty in the state court system of Alabama asserting fraud and misrepresentation in connection with exclusionary provisions of accident and hospital accident policies sold to persons holding multiple accident-type policies. One of the cases has been settled. In the other case, no class has been certified although discovery is proceeding.

  In 1978, the United States District Court for the Northern District of Alabama entered a final judgement in Battle v. Liberty National Insurance Company, et al., (CV-70-H-752-S), class action litigation involving Liberty, a class composed of all owners of funeral homes in Alabama and a class composed of all insureds (Alabama residents only) under burial or vault policies issued, assumed or reinsured by Liberty. The final judgement fixed the rights and obligations of Liberty and the funeral directors authorized to handle Liberty burial and vault policies as well as reforming the benefits available to the policyholders under the policies. It remains in effect to date. A motion was filed to challenge the final judgement under Federal Rule of Civil Procedure 60(b) in February of 1990, but the final judgement was upheld and the Rule 60(b) challenge was rejected by both the District Court and the Eleventh Circuit Court of Appeals.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

  In November, 1993, an attorney (purporting to represent the funeral director class) filed a petition in the District Court seeking "alternative relief" under the final judgement. The relief sought is unclear, but includes a request that the District Court rule that the final judgement no longer has prospective application. Liberty has filed discovery requests seeking the identity of the funeral directors involved in the petition and information and materials necessary to evaluate the funeral directors' allegations and to clarify the relief sought.

  Based upon information presently available, and in light of legal and other defenses available to Torchmark and its subsidiaries, contingent liabilities arising from threatened and pending litigation are not considered material. It should be noted, however, that the frequency of large punitive damage awards bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly Alabama, continues to increase.

NOTE 14--RELATED PARTY TRANSACTIONS

  Investment in Related Parties: Other long-term investments include investment by Torchmark subsidiaries in the United Group of Mutual Funds and certain other funds for which Waddell & Reed, Inc., a wholly-owned subsidiary of United Management, is sole advisor. These investments were $26.2 million and $18.8 million at December 31, 1993 and 1992, respectively. Investment income derived from these investments is included in net investment income.

  Ownership of Nuevo Stock: Torchmark, through United Management, made open market purchases of the outstanding common stock of Nuevo Energy Company ("Nuevo") during the period from October, 1990 to July, 1991. Nuevo is a public company formed by energy subsidiaries during 1990 for the purpose of gaining operating efficiencies, enhancing liquidity for investors, and providing greater investment opportunity and diversification. Purchases of 230 thousand shares at a cost of $2 million were made during 1990 and purchases of 419 thousand shares at a cost of $4 million were made during 1991. In 1993, Torchmark sold 1.3 million shares of Nuevo stock in the open market resulting in a net gain of $14.3 million. Torchmark, through its subsidiaries, owned approximately 14% and 32% of the outstanding Nuevo stock at December 31, 1993 and 1992, respectively. Torchmark's investment in Nuevo is recorded as an investment in unconsolidated subsidiaries.

NOTE 15--SUPPLEMENTAL DISCLOSURES FOR CASH FLOW STATEMENT

  The following table summarizes Torchmark's noncash transactions, which are not reflected on the Statement of Cash Flow as required by GAAP:

                                                          YEAR ENDED DECEMBER
                                                                  31,
                                                         ----------------------
                                                          1993    1992    1991
                                                         ------ -------- ------
    Treasury stock accepted for exercise of stock op-
     tions.............................................. $2,480 $ 46,612 $8,800
    Paid in capital from tax benefit for stock option
     exercises..........................................  6,412   21,976  3,692
    Value of insurance purchased for assumption of pol-
     icy reserve........................................    -0-      -0-  2,835
    Grant of restricted shares..........................    -0-      -0-  2,095
    Grant of options in conjunction with United Manage-
     ment merger........................................  5,122      -0-    -0-

  Investment in subsidiaries and affiliates is itemized as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                        1993     1992     1991
                                                      -------- --------- -------
    Sentinel......................................... $    -0- $     -0- $11,479
    Energy Assets....................................      -0-       -0-   3,356
    Nuevo............................................      -0-       -0-   4,430
    United Management................................  229,063       -0-     -0-
                                                      -------- --------- -------
                                                      $229,063 $     -0- $19,265
                                                      ======== ========= =======

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 16--INDUSTRY SEGMENTS


  The following table summarizes certain amounts paid during the period as required by GAAP:

                                                       YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                        1993     1992     1991
                                                      -------- -------- --------
    Interest paid.................................... $ 64,193 $ 62,543 $ 58,772
    Income taxes paid................................ $133,392 $142,045 $117,477

  Torchmark operates primarily in two industry segments, insurance and asset management. Operations in the insurance industry involve the sale and administration of individual life, individual health, annuities, and property and casualty insurance. It also includes investment operations related to insurance segment investments. Operations in the asset management industry include the management, distribution, and servicing of various mutual funds, the management of energy properties, the direct ownership of energy properties, and other energy related activities.

  Certain insurance company investments are managed by the asset management segment. Included in these investments are energy investments in the amount of $346 million and $393 million at December 31, 1993 and 1992, respectively. Additionally, the asset management segment markets certain insurance products for the insurance segment and manages the mutual funds for the insurance segment's variable products.

  Total revenues by segment include revenues from other segments in addition to unaffiliated parties. Intersegment revenues include commission revenue and investment income which eliminate in consolidation. Pre-tax income for operating segments is total revenue less operating costs and expenses for the segment. Corporate pre-tax income includes transactions which are non-operating in nature such as parent company interest expense, goodwill amortization, and similar items not related to the activities of a segment.

  A summary of segment data is as follows:

                                                          ADJUSTMENTS
                                      ASSET                   AND      CONSOLIDATED
                         INSURANCE  MANAGEMENT CORPORATE  ELIMINATIONS    TOTAL
                         ---------- ---------- ---------  ------------ ------------
1993:
Revenues--unaffiliated.. $1,821,314  $250,666  $104,855     $           $2,176,835
Intersegment revenues...     24,385    26,392    (2,196)     (48,581)          -0-
                         ----------  --------  --------     --------    ----------
Total revenues.......... $1,845,699  $277,058  $102,659     $(48,581)   $2,176,835
                         ==========  ========  ========     ========    ==========
Pre-tax income.......... $  415,028  $106,674  $(48,302)    $(31,994)   $  441,406
Depreciation............      5,544    26,006       157                     31,707
Capital expenditures....      2,599    13,133       116                     15,848
Identifiable assets at
 year end...............  6,809,570   414,298   510,879      (88,505)    7,646,242
1992:
Revenues--unaffiliated.. $1,817,253  $210,886  $ 17,671     $           $2,045,810
Intersegment revenues...      8,356    21,108     3,798      (33,262)          -0-
                         ----------  --------  --------     --------    ----------
Total revenues.......... $1,825,609  $231,994  $ 21,469     $(33,262)   $2,045,810
                         ==========  ========  ========     ========    ==========
Pre-tax income.......... $  408,551  $ 72,387  $(53,268)    $ (9,800)   $  417,870
Depreciation............      6,479     3,750       153                     10,382
Capital expenditures....      5,687    34,473       206                     40,366
Identifiable assets at
 year end...............  6,073,602   406,292   381,776      (91,555)    6,770,115
1991:
Revenues--unaffiliated.. $1,722,936  $173,678  $ 10,827     $           $1,907,441
Intersegment revenues...      4,124    16,025     3,231      (23,380)          -0-
                         ----------  --------  --------     --------    ----------
Total revenues.......... $1,727,060  $189,703  $ 14,058     $(23,380)   $1,907,441
                         ==========  ========  ========     ========    ==========
Pre-tax income.......... $  376,316  $ 60,117  $(50,207)    $ (5,469)   $  380,757
Depreciation............      7,305     2,647       346                     10,298
Capital expenditures....      6,852   105,739       694                    113,285
Identifiable assets at
 year end...............  5,629,790   356,522   158,304       16,126     6,160,742

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 17--SELECTED QUARTERLY DATA (UNAUDITED)

  The following is a summary of quarterly results for the two years ended December 31, 1993. The information is unaudited but includes all adjustments (consisting of normal accruals) which management considers necessary for a fair presentation of the results of operations for these periods.

                                               THREE MONTHS ENDED
                                  ---------------------------------------------
                                  MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                  --------- -------- ------------- ------------
1993:
- -----
Premium and policy charges....... $371,440  $381,636   $382,659      $357,175
Financial services revenue.......   34,013    34,831     33,652        34,926
Energy operations revenue........   21,414    24,064     19,662        40,873
Net investment income............   96,643   101,467     93,983        80,377
Realized investment gains........    1,070       416        778         5,745
Total revenues...................  525,276   543,302    531,201       577,056
Policy benefits..................  240,900   248,251    249,960       232,445
Amortization of acquisition ex-
 penses..........................   46,655    46,891     47,492        46,035
Pretax operating income..........   81,042   119,156    114,359       126,849
Cumulative effect of changes in
 accounting principles...........   22,444       -0-        -0-        (4,041)
Net income.......................   73,489    78,246     64,412        81,832
Net income per common share......     0.99      1.05       0.86          1.11
Net income per common share ex-
 cluding realized gains..........     0.98      1.05       0.86          1.06
Net income per common share ex-
 cluding cumulative effect of
 changes in accounting princi-
 ples............................     0.68      1.05       0.86          1.16
1992:
- -----
Premium and policy charges....... $364,663  $363,804   $361,758      $363,737
Financial services revenue.......   34,192    34,261     32,052        32,957
Energy operations revenue........   14,986    15,637     19,813        23,578
Net investment income............   92,928    96,498     97,137        96,172
Realized investment gains (loss-
 es).............................    1,161       708        293        (3,110)
Total revenues                     508,625   511,480    511,719       513,986
Policy benefits..................  237,523   236,404    241,254       238,367
Amortization of acquisition ex-
 penses..........................   49,265    48,759     48,296        49,114
Pretax operating income..........  101,316   104,662    107,496       104,396
Net income.......................   64,022    66,449     68,098        66,908
Net income per common share......     0.84      0.90       0.93          0.91
Net income per common share ex-
 cluding realized gains..........     0.83      0.90       0.92          0.94

         ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  No disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure have been reported on a Form 8-K within the twenty-four months prior to the date of the most recent financial statements.

                                   PART III

            ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  Information required by this item is incorporated by reference from the sections entitled "Election of Directors," "Profiles of Directors and Nominees," "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act" in the Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 1994 (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission.

                        ITEM 11. EXECUTIVE COMPENSATION

  Information required by this item is incorporated by reference from the section entitled "Compensation and Other Transactions with Executive Officers and Directors" in the Proxy Statement.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF MANAGEMENT

  (a)Security ownership of certain beneficial owners:

   Information required by this item is incorporated by reference from the section entitled "Principal Stockholders" in the Proxy Statement.

  (b)Security ownership of management:

   Information required by this item is incorporated by reference from the section entitled "Stock Ownership" in the Proxy Statement.

  (c)Changes in control:

   Torchmark knows of no arrangements, including any pledges by any person of its securities, the operation of which may at a subsequent date result in a change of control.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this item is incorporated by reference from the section entitled "Compensation and Other Transactions with Executive Officers and Directors" in the Proxy Statement.

                                    PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)Index of documents filed as a part of this report:

                                                                      PAGE OF
                                                                    THIS REPORT
                                                                    -----------
  Financial Statements:
  Torchmark Corporation and Subsidiaries:
   Independent Auditors' Report....................................      30
   Consolidated Balance Sheet at December 31, 1993 and 1992........      31
   Consolidated Statement of Operations for the three years ended
    December 31, 1993..............................................      32
   Consolidated Statement of Shareholders' Equity for the three years ended
    December 31, 1993..............................................      33
   Consolidated Statement of Cash Flow for the three years ended
    December 31, 1993..............................................      34
   Notes to Consolidated Financial Statements......................      35
  Schedules Supporting Financial Statements for the three years ended December 31, 1993
    II. Amounts Receivable from Related Parties, Underwriters, Pro-
     moters, and Employes Other Than Related Parties (Consoli-
     dated)........................................................      65
   III.Condensed Financial Information of Registrant (Parent Compa-
   ny).............................................................      66
   V.Supplementary Insurance Information (Consolidated)............      69
   VI.Reinsurance (Consolidated)...................................      70
   IX.Short-term Borrowings (Consolidated).........................      71

 Schedules not referred to have been omitted as inapplicable or not required by
                                Regulation S-X.

                                    EXHIBITS

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
  (3)(a) Restated Certificate of Incorporation of Torchmark Corpora-
         tion, as amended (incorporated by reference from Exhibit
         19(a) to Form 10-Q for the quarter ended September 30, 1987)
     (b) By-Laws of Torchmark Corporation, as amended (incorporated by reference from Exhibit 3(b) to Form 10-K for the fiscal year ended December 31, 1989)
  (4)(a) Specimen Common Stock Certificate (incorporated by reference from Exhibit 4(a) to Form 10-K for the fiscal year ended De-
         cember 31, 1989)
     (b) Specimen Preferred Stock Certificate (incorporated by refer-
         ence from Exhibit 4(a) to Amendment No. 1 to Form S-1 for
         Torchmark Corporation Adjustable Rate Cumulative Preferred
         Stock, Series A (Registration No. 2-86812))
     (c) Certificate of Designations, Powers and Preferences for Ad-
         justable Rate Cumulative Preferred Stock, Series A
     (d) Trust Indenture dated as of February 1, 1987 between
         Torchmark Corporation and Morgan Guaranty Trust Company of
         New York, as Trustee (incorporated by reference from Exhibit
         4(b) to Form S-3 for $300,000,000 of Torchmark Corporation
         Debt Securities and Warrants (Registration No. 33-11816))
 (10)(a) Torchmark Corporation and Affiliates Retired Lives Reserve
         Agreement, as amended, and Trust (incorporated by reference from Exhibit 10(b) to Form 10-K for the fiscal year ended
         December 31, 1991)
     (b) Capital Accumulation and Bonus Plan of Torchmark Corpora-
         tion, as amended, (incorporated by reference from Exhibit
         10(c) to Form 10-K for the fiscal year ended December 31,
         1988)
     (c) Torchmark Corporation Supplementary Retirement Plan (incor-
         porated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1992)
     (d) Certified Copies of Resolutions Establishing Retirement Pol-
         icy for Officers and Directors of Torchmark Corporation,
         Providing for Advisory Directors, and Providing Retirement
         Benefits for Directors (incorporated by reference from Ex-
         hibit 10(e) to Form 10-K for the fiscal year ended December
         31, 1989)
     (e) Torchmark Corporation Restated Deferred Compensation Plan
         for Directors, Advisory Directors, Directors Emeritus and
         Officers, as amended (incorporated by reference from Exhibit
         10(e) to Form 10-K for the fiscal year ended December 31,
         1992)
     (f) The Torchmark Corporation 1987 Stock Incentive Plan (incor-
         porated by reference from Exhibit 10(g) to Form 10-K for the fiscal year ended December 31, 1991)
     (g) The 1984 Torchmark Corporation Stock Option Plan (incorpo-
         rated by reference from Form S-8 for The 1984 Torchmark Cor-
         poration Stock Option Plan (Registration No. 2-93760))
     (h) General Agency Contract between Liberty National Life Insur-
         ance Company and Independent Research Agency For Life Insur-
         ance, Inc. (incorporated by reference from Exhibit 10(i) to
         Form 10-K for the fiscal year ended December 31, 1990)

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
     (i) Form of Marketing and Administrative Services Agreement be-
         tween Liberty National Fire Insurance Company, Liberty Na-
         tional Insurance Corporation and Liberty National Life In-
         surance Company (incorporated by reference from Exhibit 10.2 to Form S-1 Registration Statement No. 33-68114)
     (i) Form of Deferred Compensation Agreement Between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Not Eligible to Participate in Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         (incorporated by reference from Exhibit 10(j) to Form 10-K for the fiscal year ended December 31, 1991)
     (j) Form of Deferred Compensation Agreement Between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Eligible to Participate in the Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         and to Retire Prior to December 31, 1986 (incorporated by
         reference from Exhibit 10(k) to Form 10-K for the fiscal
         year ended December 31, 1991)
     (k) Form of Deferred Compensation Agreement between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Eligible to Participate in the Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         and Not Eligible to Retire Prior to December 31, 1986 (in-
         corporated by reference from Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 1991)
     (l) Credit Agreement dated as of June 30, 1992 among Torchmark
         Corporation and The First National Bank of Chicago (incorpo-
         rated by reference from Exhibit 19 to Form 10-Q for the
         quarter ended June 30, 1992)
     (m) Torchmark Corporation Supplemental Savings and Investment
         Plan (incorporated by reference from Exhibit 10(m) to Form
         10-K for the fiscal year ended December 31, 1992)
     (n) Service Agreement, dated as of January 1, 1991, between
         Torchmark Corporation and Liberty National Life Insurance
         Company (prototype for agreements between Torchmark Corpora-
         tion and other principal operating subsidiaries) (incorpo-
         rated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1992)
     (o) The Torchmark Corporation Pension Plan (incorporated by ref-
         erence from Exhibit 10(o) to Form 10-K for the fiscal year ended December 31, 1992)
     (p) United Investors Management Company Retirement Income Plan
         (incorporated by reference from Exhibit 10(p) to Form 10-K for the fiscal year ended December 31, 1992)
     (q) Waddell & Reed, Inc. Career Field Retirement Plan (incorpo-
         rated by reference from Exhibit 10(q) to Form 10-K for the fiscal year ended December 31, 1992)
     (r) United Investors Management Company 1986 Employee Stock In-
         centive Plan
     (s) The Torchmark Corporation Savings and Investment Plan (in-
         corporated by reference from Exhibit 10(s) to Form 10-K for the fiscal year ended December 31, 1992)
     (t) United Investors Management Company Savings and Investment
         Plan (incorporated by reference from Exhibit 10(t) to Form
         10-K for the fiscal year ended December 31, 1992)
 (11)    Statement recomputation of per share earnings                     63
 (21)    Proxy Statement for Annual Meeting of Stockholders to be
         held April 28, 1994
 (22)    Subsidiaries of the registrant                                    64
 (24)(a) Consent of KPMG Peat Marwick to incorporation by reference of their audit report of February 4, 1994 into Form S-8 of
         The Torchmark Corporation Savings and Investment Plan (Reg-
         istration No. 2-76378)

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
     (b) Consent of KPMG Peat Marwick to incorporation by reference of their audit report of February 4, 1994 into Form S-8 of
         The United Investors Management Company Savings and Invest-
         ment Plan (Registration No. 2-76912)
     (c) Consent of KPMG Peat Marwick to incorporation by reference of their audit report of February 4, 1994 into Form S-8 and the accompanying Form S-3 Prospectus of The 1984 Torchmark
         Corporation Stock Option Plan (Registration No. 2-93760)
     (d) Consent of KPMG Peat Marwick to incorporation by reference of their audit report of February 4, 1994 into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corpo-
         ration 1987 Stock Incentive Plan (Registration No. 33-23580)
     (e) Consent of KPMG Peat Marwick to incorporation by reference of their audit report of February 4, 1994 into Form S-8 and the accompanying Form S-3 Prospectus of The Capital Accumu-
         lation and Bonus Plan of Torchmark Corporation (Registration
         No. 33-1032)
 (25)    Powers of attorney
 (28)(a) Form 11-K for The Torchmark Corporation Savings and Invest-
         ment Plan for the fiscal year ended December 31, 1993*
     (b) Form 11-K for The United Investors Management Company Sav-
         ings and Investment Plan for the fiscal year ended December
         31, 1993*

- --------
*To be filed under cover of a Form 8 as an Amendment to Form 10-K for the fiscal year ended December 31, 1992.

(b) Reports on Form 8-K

       During the fourth quarter of 1993, Torchmark filed a Form 8-K dated October 14, 1993 reporting consumation of the merger of United Investors Management Company with and into a wholly-owned subsidiary of Torchmark. The following financial statements were incorporated by reference into the Form 8-K from the Schedule 14A, as amended filing the definitive proxy materials for the special meeting of holders of nonvoting common stock of United Investors Management Company held September 29, 1993:

    Audited Financial Statements:
      Independent Auditors' Report
      Consolidated Balance Sheet of United Investors Management Company at
        December 31, 1992 and 1991
      Consolidated Statement of Operations of United Investors Management
        Company for the years ended December 31, 1992, 1991 and 1990 Consolidated Statement of Shareholders' Equity of United Investors
        Management Company for the years ended December 31, 1992, 1991 and 1990 Consolidated Statement of Cash Flow of United Investors Management Company
        for the years ended December 31, 1992, 1991 and 1990
      Notes to Consolidated Financial Statements

    Unaudited Financial Statements:
      Consolidated Balance Sheet of United Investors Management Company at
      June 30, 1993 and December 31, 1992
      Consolidated Statement of Operations of United Investors Management
        Company for the six months and the three months ended June 30, 1993 and 1992
      Consolidated Statement of Cash Flow of United Investors Management Company
        for the six months ended June 30, 1993 and 1992
      Consolidated Statement of Cash Flow of United Investors Management Company
        for the six months ended June 30, 1993 and 1992
      Notes to Consolidated Financial Statements

(c) Exhibits

Exhibit 11. Statement re computation of per share earnings

            TORCHMARK CORPORATION COMPUTATION OF EARNINGS PER SHARE

                                         1993          1992          1991
                                     ------------  ------------  ------------
Net income.........................  $297,978,880  $265,477,484  $246,489,067
Preferred dividends................    (3,289,568)   (3,453,976)   (6,115,677)
                                     ------------  ------------  ------------
Adjusted net income................  $294,689,312  $262,023,508  $240,373,390
                                     ============  ============  ============
Weighted average share outstanding.    73,501,654    73,236,849    76,728,267(1)
                                     ============  ============  ============
Primary earnings per share:
 Net income........................  $       4.01  $       3.58  $       3.13(1)
                                     ============  ============  ============

(1) Restated to give effect for the three-for-two stock split in the form of a dividend which was effective August 5, 1992.

Exhibit 22. Subsidiaries of the Registrant

The following table lists subsidiaries of the registrant which meet the definition of "significant subsidiary" according to Regulation S-X:

                                       STATE OF            NAME UNDER WHICH
                 COMPANY             INCORPORATION       COMPANY DOES BUSINESS
         -----------------------     -------------       ---------------------
         Family Service Life                             Family Service Life
          Insurance Company            Texas              Insurance Company
         Globe Life And Accident                         Globe Life And Accident
          Insurance Company            Delaware           Insurance Company
         Liberty National Life                           Liberty National Life
          Insurance Company            Alabama            Insurance Company
         United American                                 United American
          Insurance Company            Delaware           Insurance Company
         United Investors Life                           United Investors Life
          Insurance Company            Missouri           Insurance Company
         Waddell & Reed, Inc.          Delaware          Waddell & Reed, Inc.
         Torch Operating                                 Torch Operating
          Company                      Texas              Company

All other exhibits required by Regulation S-K are listed as to location in the "Index of documents filed as a part of this report" on pages 60 through 62 of this report. Exhibits not referred to have been omitted as inapplicable or not required.

                             TORCHMARK CORPORATION
SCHEDULE II. AMOUNTS RECEIVABLE FROM RELATED PARTIES, UNDERWRITERS, PROMOTERS,
            AND EMPLOYEES OTHER THAN RELATED PARTIES (CONSOLIDATED)
                            (AMOUNTS IN THOUSANDS)

                                                                         DEDUCTIONS     BALANCE AT END
                                                                        DURING PERIOD      OF PERIOD
                                                 BALANCE AT           ----------------- ---------------
                                                 BEGINNING  ADDITIONS           AMOUNTS
                                                     OF      DURING    AMOUNTS  WRITTEN           NOT
NAME OF DEBTOR                                     PERIOD    PERIOD   COLLECTED   OFF   CURRENT CURRENT
- --------------                                   ---------- --------- --------- ------- ------- -------
                                            FOR THE YEAR ENDED DECEMBER 31, 1993
                                            ------------------------------------
Pershing Limited Partnership II (1)......          $  551    $    4    $  555   $   -0- $  -0-  $  -0-
Pershing Limited Partnership II (2)......             -0-       252       252       -0-    -0-     -0-
Pershing Limited Partnership II (3)......             -0-       231       231       -0-    -0-     -0-
Pershing Limited Partnership II (4)......             -0-        90        90       -0-    -0-     -0-
                                                   ------    ------    ------   ------- ------  ------
                                                   $  551    $  577    $1,128   $   -0- $  -0-  $  -0-
                                                   ======    ======    ======   ======= ======  ======
                                            FOR THE YEAR ENDED DECEMBER 31, 1992
                                            ------------------------------------
Pershing Limited Partnership II..........          $  323    $  -0-    $  323   $   -0- $  -0-  $  -0-
Pershing Limited Partnership II..........             -0-       641        90       -0-    551     -0-
                                                   ------    ------    ------   ------- ------  ------
                                                   $  323    $  641    $  413   $   -0- $  551  $  -0-
                                                   ======    ======    ======   ======= ======  ======
                                            FOR THE YEAR ENDED DECEMBER 31, 1991
                                            ------------------------------------
William T. Graves........................          $  134    $  -0-    $  134   $   -0- $  -0-  $  -0-
C.B. Hudson..............................              99       -0-        99       -0-    -0-     -0-
Ronald K. Richey.........................              84       -0-        84       -0-    -0-     -0-
Pershing Limited Partnership I...........             -0-     7,187     7,187       -0-    -0-     -0-
Pershing Limited Partnership II..........             -0-       323       -0-       -0-    323     -0-
                                                   ------    ------    ------   ------- ------  ------
                                                   $  317    $7,510    $7,504   $   -0- $  323  $  -0-
                                                   ======    ======    ======   ======= ======  ======

- --------
  (1) Advance to a limited partnership managed by a Torchmark subsidiary which was repaid on November 4, 1993. Interest was charged at a rate of 6.00% with no collateral.
  (2) Advance to a limited partnership managed by a Torchmark subsidiary which was repaid on June 15, 1993. Interest was charged at a rate of 6.00%.
  (3) Advance to a limited partnership managed by a Torchmark subsidiary which was repaid on July 14, 1993. Interest was charged at a rate of 6.00%.
  (4) Advance to a limited partnership managed by a Torchmark subsidiary which was repaid October 5, 1993. Interest was charged at a rate of 6.00%.

                     TORCHMARK CORPORATION (PARENT COMPANY)
          SCHEDULE III. CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEET
                             (AMOUNTS IN THOUSANDS)

                                                            DECEMBER 31,
                                                      ---------------------
                                                         1993       1992
                                                      ---------- ----------
Assets:
 Investments:
  Long-term investments--available for sale.........  $   61,931 $   13,667
  Short-term investments............................       2,335      1,536
                                                      ---------- ----------
 Total investments..................................      64,266     15,203
 Cash...............................................         -0-      1,851
 Investment in affiliates...........................   2,188,902  1,760,659
 Due from affiliates................................     152,112    160,708
 Accrued investment income..........................         386         32
 Receivables........................................           1     17,429
 Other assets.......................................      25,543      3,770
                                                      ---------- ----------
  Total assets......................................  $2,431,210 $1,959,652
                                                      ========== ==========
Liabilities and shareholders' equity:
 Liabilities:
  Short-term debt...................................  $  107,000 $  195,000
  Long-term debt....................................     790,429    495,852
  Due to affiliates.................................         --      25,092
  Other liabilities.................................     121,386     40,089
                                                      ---------- ----------
  Total liabilities.................................   1,018,815    756,033
 Minority interests.................................         --      87,959
 Shareholders' equity:
  Preferred stock...................................       1,000      1,000
  Common stock......................................     141,015    140,742
  Additional paid-in capital........................     437,055    416,644
  Unrealized investment gains.......................     120,138      9,182
  Retained earnings.................................   1,037,211    822,878
  Subsidiaries' investment in parent................   (227,032)   (253,763)
  Treasury stock....................................    (96,992)    (21,023)
                                                      ---------- ----------
  Total shareholders' equity........................   1,412,395  1,115,660
                                                      ---------- ----------
  Total liabilities and shareholders' equity........  $2,431,210 $1,959,652
                                                      ========== ==========

           See accompanying Notes to Condensed Financial Statements.

                             TORCHMARK CORPORATION
                                (PARENT COMPANY)
    SCHEDULE III. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
                       CONDENSED STATEMENT OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1993      1992      1991
                                                   --------  --------  --------
Net investment income............................  $  8,705  $ 11,067  $  4,409
Realized investment gains .......................     9,301     1,859       547
Other income.....................................    27,435         0         0
                                                   --------  --------  --------
  Total revenue..................................    45,441    12,926     4,956
General operating expenses.......................    64,293     2,630     4,003
Interest expense.................................    64,859    52,278    47,055
                                                   --------  --------  --------
  Total expenses.................................   129,152    54,908    51,058
                                                   --------  --------  --------
Net operating loss before income taxes and equity
 in earnings
 of affiliates...................................   (83,711)  (41,982)  (46,102)
Income taxes ....................................    34,023    13,901    15,446
                                                   --------  --------  --------
Net operating loss before equity in earnings of
 affiliates......................................   (49,688)  (28,081)  (30,656)
Equity in earnings of affiliates.................   360,991   305,934   287,104
Minority interests...............................   (11,073)  (12,376)   (9,959)
                                                   --------  --------  --------
  Net income before cumulative effect of changes
   in accounting
   principles....................................   300,230   265,477   246,489
Cumulative effect of changes in accounting prin-
 ciples..........................................    (2,251)      -0-       -0-
                                                   --------  --------  --------
  Net income.....................................  $297,979  $265,477  $246,489
                                                   ========  ========  ========

                             TORCHMARK CORPORATION
                                (PARENT COMPANY)
    SCHEDULE III. CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(continued)
                        CONDENSED STATEMENT OF CASH FLOW
                             (AMOUNTS IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  1993       1992       1991
                                                ---------  ---------  ---------
Cash provided from operations before dividends
 from subsidiaries............................  $ (20,435) $ (35,115) $ (26,851)
 Cash dividends from subsidiaries.............    188,709    194,128    195,991
                                                ---------  ---------  ---------
Cash provided from operations.................    168,274    159,013    169,140
Cash provided from (used for) investing activ-
 ities:
 Disposition of investments...................    478,859    190,559     50,467
 Acquisition of investments...................   (526,421)  (199,119)   (50,241)
 Sale of subsidiaries.........................     76,744        -0-        -0-
 Investment in subsidiaries...................   (284,714)       -0-        -0-
 Loans to subsidiaries........................     (8,881)  (114,931)       -0-
 Repayment of loans by subsidiaries...........     31,924      5,450        -0-
 Net decrease (increase) in temporary invest-
  ments.......................................       (799)     2,709     (1,354)
 Additions to properties......................        (74)      (124)      (181)
                                                ---------  ---------  ---------
Cash used for investing activities............   (233,362)  (115,456)    (1,309)
Cash provided from (used for) financing activ-
 ities:
 Issuance of debt.............................    294,110    190,000      7,500
 Repayments of debt...........................    (88,000)       -0-     (2,500)
 Issuance of stock............................      6,670      7,175      5,834
 Acquisitions of treasury stock...............    (41,897)  (178,698)   (44,163)
 Borrowed from subsidiaries...................        -0-     24,000     41,500
 Repayment on borrowings from subsidiaries....    (24,000)       -0-    (91,500)
 Payment of dividends.........................    (83,646)   (84,485)   (84,451)
                                                ---------  ---------  ---------
Cash provided from (used for) financing activ-
 ities........................................     63,237    (42,008)  (167,780)
Net increase in cash..........................     (1,851)     1,549         51
Cash balance at beginning of period...........      1,851        302        251
                                                ---------  ---------  ---------
Cash balance at end of period.................  $     -0-  $   1,851  $     302
                                                =========  =========  =========

           See accompanying Notes to Condensed Financial Statements.

                             TORCHMARK CORPORATION
                                (PARENT COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)

NOTE A--DIVIDENDS FROM SUBSIDIARIES

  Cash dividends paid to Torchmark from the consolidated subsidiaries were as follows:

                                                        1993     1992     1991
                                                      -------- -------- --------
       Consolidated subsidiaries..................... $188,709 $194,128 $195,991
                                                      ======== ======== ========

                             TORCHMARK CORPORATION
         SCHEDULE V. SUPPLEMENTARY INSURANCE INFORMATION (CONSOLIDATED)
                             (AMOUNTS IN THOUSANDS)

                                                                   AMORTIZATION
                                                                   OF DEFERRED
                         PREMIUM AND    NET               BENEFITS    POLICY      OTHER
                           POLICY    INVESTMENT  OTHER      AND    ACQUISITION  OPERATING
                           CHARGES     INCOME    INCOME    CLAIMS     COSTS     EXPENSES
                         ----------- ---------- --------  -------- ------------ ---------
For the year ended De-
 cember 31, 1993:
 Insurance.............. $1,492,910   $348,844  $  3,945  $971,556   $188,283   $270,832
 Asset management.......                 7,215   269,843                         170,384
 Corporate..............                37,358    65,301                         150,961
 Eliminations and ad-
  justments.............               (20,947)  (27,634)             (1,210)    (15,377)
                         ----------   --------  --------  --------   --------   --------
  Total................. $1,492,910   $372,470  $311,455  $971,556   $187,073   $576,800
                         ==========   ========  ========  ========   ========   ========
For the year ended De-
 cember 31, 1992:
 Insurance.............. $1,453,962   $368,220  $  3,427  $953,548   $196,406   $269,104
 Asset management.......                 4,765   227,229                         159,607
 Corporate..............                22,414      (945)                         72,737
 Eliminations and ad-
  justments.............               (12,664)  (20,598)                (972)   (22,490)
                         ----------   --------  --------  --------   --------   --------
  Total................. $1,453,962   $382,735  $209,113  $953,548   $195,434   $478,958
                         ==========   ========  ========  ========   ========   ========
For the year ended De-
 cember 31, 1991:
 Insurance.............. $1,365,813   $357,127  $  3,496  $893,313   $208,535   $248,272
 Asset management.......                 5,517   184,186                         129,586
 Corporate..............                 8,843     5,215                          64,265
 Eliminations and ad-
  justments.............                (7,169)  (15,587)                (788)   (16,499)
                         ----------   --------  --------  --------   --------   --------
  Total................. $1,365,813   $364,318  $177,310  $893,313   $207,747   $425,624
                         ==========   ========  ========  ========   ========   ========

                             TORCHMARK CORPORATION
                    SCHEDULE VI. REINSURANCE (CONSOLIDATED)
                             (AMOUNTS IN THOUSANDS)

                                                                      PERCENTAGE
                                       CEDED    ASSUMED               OF AMOUNT
                            GROSS    TO OTHER  FROM OTHER     NET      ASSUMED
                           AMOUNT    COMPANIES COMPANIES    AMOUNT      TO NET
                         ----------- --------- ---------- ----------- ----------
FOR THE YEAR ENDED DE-
 CEMBER 31, 1993:
Life insurance in force  $61,349,446 $594,416   $ 17,487  $60,772,517    0.0%
                         =========== ========   ========  ===========   =====
Premiums:*
 Life insurance......... $   488,632 $  4,862   $    576  $   484,346    0.1%
 Health insurance.......     814,456   14,619        -0-      799,837    0.0%
 Property and liability
  insurance.............      78,512   60,245    104,790      123,057   85.2%
                         ----------- --------   --------  -----------
  Total premiums........ $ 1,381,600 $ 79,726   $105,366  $ 1,407,240    7.5%
                         =========== ========   ========  ===========   =====
FOR THE YEAR ENDED DE-
 CEMBER 31, 1992
Life insurance in force  $58,286,641 $688,880   $ 19,654  $57,617,415    0.0%
                         =========== ========   ========  ===========   =====
Premiums:*
 Life insurance......... $   474,516 $  5,350   $    275  $   469,441    0.1%
 Health insurance.......     813,547   15,693        -0-      797,854    0.0%
 Property and liability
  insurance.............      73,523   51,472     76,332       98,383   77.6%
                         ----------- --------   --------  -----------
  Total premiums........ $ 1,361,586 $ 72,515   $ 76,607  $ 1,365,678    5.6%
                         =========== ========   ========  ===========   =====
FOR THE YEAR ENDED DE-
 CEMBER 31, 1991
Life insurance in force  $56,093,560 $628,375   $ 17,191  $55,482,376    0.0%
                         =========== ========   ========  ===========   =====
Premiums:*
 Life insurance......... $   453,651 $  9,212   $    320  $   444,759    0.1%
 Health insurance.......     783,106   13,285        -0-      769,821    0.0%
 Property and liability
  insurance.............      58,760   50,236     52,180       60,704   86.0%
                         ----------- --------   --------  -----------
  Total premiums........ $ 1,295,517 $ 72,733   $ 52,500  $ 1,275,284    4.1%
                         =========== ========   ========  ===========   =====

- --------
* Excludes policy charges

                             TORCHMARK CORPORATION
               SCHEDULE IX. SHORT-TERM BORROWINGS (CONSOLIDATED)
                             (AMOUNTS IN THOUSANDS)

                                          BALANCE             MAXIMUM     AVERAGE
                                             AT    WEIGHTED   AMOUNT      AMOUNT       WEIGHTED
                                            END    AVERAGE  OUTSTANDING OUTSTANDING     AVERAGE
                                             OF    INTEREST   DURING      DURING     INTEREST RATE
                                           PERIOD    RATE     PERIOD     PERIOD/1/  DURING PERIOD/2/
                                          -------- -------- ----------- ----------- ---------------
FOR THE YEAR ENDED DECEMBER 31, 1993:
- -------------------------------------
Payable to banks:
 Torchmark line of credit...............  $107,000  3.5100%  $227,000    $172,199       3.5900%
 Energy line of credit..................       -0-     N/A      7,200       6,267       5.2000%
Current maturity of long-term debt......       108
                                          --------
                                          $107,108
                                          ========
FOR THE YEAR ENDED DECEMBER 31, 1992:
- -------------------------------------
Payable to banks:
 Torchmark line of credit...............  $195,000  4.2136%  $239,000    $158,901       4.1980%
 Energy line of credit..................       -0-     N/A     18,100       6,492       6.3900
Current maturity of long-term debt......    81,819
                                          --------
                                          $276,819
                                          ========
FOR THE YEAR ENDED DECEMBER 31, 1991:
- -------------------------------------
Payable to banks:
 Torchmark line of credit...............  $  5,000  4.9375%  $  7,500    $    794       6.0455%
 Energy line of credit..................       -0-     N/A      6,700       5,954       8.5406
 Energy line of credit..................       -0-     N/A      3,000       2,996       7.8103
Current maturity of long-term debt......     6,499
                                          --------
                                          $ 11,499
                                          ========

- --------
/1/Weighted average daily balance.
/2/Annualized weighted average daily interest rate.

                                 SIGNATURES

  Pursuant to the requirements of Section 12 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Torchmark Corporation

           By:              /s/ R.K. Richey
               ---------------------------------------------
                           R.K. RICHEY, CHAIRMAN,
                    CHIEF EXECUTIVE OFFICER AND DIRECTOR


           By:              /s/ Keith A. Tucker
               ---------------------------------------------
                KEITH A. TUCKER, VICE CHAIRMAN AND DIRECTOR
                        (PRINCIPAL FINANCIAL OFFICER)


           By:              /s/ William T. Graves
               ---------------------------------------------
                WILLIAM T. GRAVES, EXECUTIVE VICE PRESIDENT
                       (PRINCIPAL ACCOUNTING OFFICER)

Date: March 15, 1994

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ J.P. Bryan*                    By: /s/ Joseph L. Lanier, Jr.*
    ------------------------------              ------------------------------
            J.P. BRYAN                             JOSEPH L. LANIER, JR.
             DIRECTOR                                   DIRECTOR


By:   /s/ Robert P. Davison*                By:  /s/ Harold T. McCormick*
    ------------------------------              ------------------------------
         ROBERT P. DAVISON                          HAROLD T. MCCORMICK
             DIRECTOR                                     DIRECTOR


By:   /s/ Joseph M. Farley*                 By:   /s/ Joseph W. Morris*
    ------------------------------              ------------------------------
         JOSEPH M. FARLEY                            JOSEPH W. MORRIS
             DIRECTOR                                    DIRECTOR


By:   /s/ Louis T. Hagopian*                By:   /s/ George J. Records*
    ------------------------------              ------------------------------
         LOUIS T. HAGOPIAN                           GEORGE J. RECORDS
              DIRECTOR                                    DIRECTOR


By:      /s/ C.B. Hudson*                   By: /s/ Yetta G. Samford, Jr.*
    ------------------------------              ------------------------------
            C.B. HUDSON                            YETTA G. SAMFORD, JR.
             DIRECTOR                                    DIRECTOR


Date: March 15, 1994

*By:  /s/ William T. Graves
    ------------------------------
         WILLIAM T. GRAVES
         ATTORNEY-IN-FACT

Date: March 15, 1994