Form 10-Q
period 1994-03-31
TORCHMARK CORP
filed 1994-05-13
CIK 320335

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  March 31, 1994      Commission File Number     1-8052


                                TORCHMARK CORPORATION
                (Exact name of registrant as specified in its charter)


                 DELAWARE                                   63-0780404
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization                  Identification No.)


            2001 3rd Avenue South, Birmingham, Alabama              35233
             (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code          (205) 325-4200



                                      NONE
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes X  No____

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.



     CLASS                                  OUTSTANDING AT OCTOBER 31, 1993
Common Stock, $1.00 Par Value                            72,414,730

                          Index of Exhibits (Page 12)
                     Total number of pages included are 13.

                              TORCHMARK CORPORATION

                                     INDEX


                                                                            Page
PART I.  FINANCIAL INFORMATION


   Item 1.  Financial Statements:

            Consolidated Balance Sheet                                      3

            Consolidated Statement of Operations                            4

            Consolidated Statement of Cash Flow                             5

            Notes to Consolidated Financial Statements                      6


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             7



PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                              11

   Item 5.  Other Information                                              12

   Item 6.  Exhibits and Reports on Form 8-K                               12

                 PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                       TORCHMARK CORPORATION
                     CONSOLIDATED BALANCE SHEET
                       (Amounts in thousands)

                                                         March 31, December 31
                                                         ----------- -----------
                                                             1994        1993
Assets                                                   ----------- -----------
- ------
Investments:
  Fixed maturities, available for sale, at fair
  value (amortized cost:  1994 - $4,502,956
  1993 - $4,387,026)                                     $4,464,061  $4,579,034
  Equity securities, at market
   (cost: 1994 - $33,395; 1993 - $31,221)                    43,537      40,961
  Mortgage loans, at cost (estimated market
   value:  1994 - $3,610; 1993 - $4,024)                      3,716       4,147
  Investment real estate, at depreciated cost               112,382     110,730
  Policy loans                                              150,980     149,890
  Energy investments                                        339,796     345,805
  Other long-term investments (at market value)              36,515      26,989
  Short-term investments                                    152,899     183,166
                                                          ----------- ----------
    Total investments                                     5,303,886   5,440,722

Cash                                                         18,410      53,408
Investment in unconsolidated subsidiaries                    81,183      79,319
Accrued investment income                                    59,213      56,801
Other receivables                                           176,331     152,910
Deferred acquisition costs                                  926,948     901,565
Value of insurance purchased                                128,260     131,602
Property and equipment                                       90,984      80,511
Goodwill                                                    177,045     178,645
Other assets                                                 32,192      26,432
Separate account assets                                     592,234     544,327
                                                         ----------- ----------
    Total assets                                         $7,586,686  $7,646,242
                                                         =========== ==========
Liabilities and Shareholders' Equity
- ------------------------------------
Liabilities:
  Future policy benefits                                 $3,794,359  $3,745,416
  Unearned and advance premiums                              95,297      96,206
  Policy claims and other benefits payable                  151,018     159,451
  Other policyholders' funds                                  4,401       4,313
                                                         ----------- ----------
    Total policy liabilities                              4,045,075   4,005,386

  Accrued income taxes                                      359,781     413,072
  Short-term debt                                           136,900     107,108
  Long-term debt (estimated market value:
    1994 - $817,426; 1993 - $857,715)                       797,276     792,335
  Other liabilities                                         351,939     366,759
  Separate account liabilities                              592,234     544,327
                                                         ----------- ----------
    Total liabilities                                     6,283,205   6,228,987

Shareholders' equity:
  Preferred stock                                                 0       1,000
  Common stock                                               73,784      73,784
  Additional paid-in capital                                138,726     232,432
  Unrealized investment gains, net of tax                       155     120,138
  Retained earnings                                       1,136,223   1,082,031
  Treasury stock, at cost                                   (45,407)    (92,130)
                                                         ----------- ----------
    Total shareholders' equity                            1,303,481   1,417,255
                                                         ----------- ----------
    Total liabilities and shareholders' equity           $7,586,686  $7,646,242
                                                         =========== ==========

          See accompanying Notes to Consolidated Financial Statements.

                              TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Amounts in thousands, except per share data)



                                                          Three months ended
                                                               March 31,
                                                          --------------------
                                                             1994        1993
                                                          ---------   ---------

Revenues:
  Life premium                                             $143,964    $137,426
  Health premium                                            200,434     205,499
  Other premium                                               3,750      28,515
                                                          ---------   ---------
     Total premium                                          348,148     371,440

  Financial services revenue                                 36,544      34,008
  Net investment income                                      83,801      96,643
  Energy revenues                                            17,303      21,414
  Realized investment gains                                  12,595       1,070
  Other income                                                  290         696
                                                          ---------   ---------
     Total revenue                                          498,681     525,271

Benefits and expenses:
  Life policy benefits                                       98,980      91,798
  Health policy benefits                                    122,933     125,582
  Other policy benefits                                      10,569      23,520
                                                          ---------   ---------
     Total policy benefits                                  232,482     240,900

  Amortization of deferred
    acquisition costs                                        49,822      46,655
  Commissions and premium taxes                              35,879      41,736
  Financial services expense                                 11,340      12,552
  Energy operations expense                                   1,790       7,462
  Other operating expense                                    39,441      46,838
  Nonoperating expenses                                           0      34,500
  Interest expense                                           17,997      13,586
                                                          ---------   ---------
     Total benefits and expenses                            388,751     444,229
                                                          ---------   ---------

  Pre-tax operating income                                  109,930      81,042

Income tax                                                  (36,223)    (26,719)
Equity in earnings of
  unconsolidated subsidiaries                                 1,865         255
Minority interest in earnings
  of consolidated subsidiaries                                    0      (3,533)
                                                          ---------   ---------
  Income before cumulative effect of
   changes in accounting principles                          75,572      51,045

Cumulative effect of changes in
  accounting principles                                           0      22,444
                                                          ---------   ---------
  Net income                                                $75,572     $73,489
                                                          =========   =========


Net income per share before cumulative effect
  of changes in accounting principles                         $1.03       $0.68
Cumulative effect of changes in accounting principles                      0.31
                                                          ---------   ---------
Net income per share                                          $1.03       $0.99
                                                          =========   =========




         See accompanying Notes to Consolidated Financial Statements.

                       TORCHMARK CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOW
                       (Amounts in thousands)


                                                            Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                             1994        1993
                                                          --------    ---------
Cash provided from operations                               $67,073    $142,451


Cash provided from (used for) investment activities:
  Investments sold or matured:
    Fixed maturities available for sale - sold              242,085      51,141
    Fixed maturities available for sale - matured           317,229      57,557
    Fixed maturities held to maturity - sold                      0       5,018
    Fixed maturities held to maturity - matured                   0     134,397
    Other long-term investments                              24,974       4,480
                                                          ---------   ---------
      Total investments sold or matured                     584,288     252,593

  Investments acquired:
    Fixed maturities - available for sale                  (637,610)    (90,450)
    Fixed maturities  - held to maturity                          0    (217,957)
    Other long-term investments                             (39,749)    (12,597)
                                                          ---------   ---------
      Total investments acquired                           (677,359)   (321,004)

  Net decrease (increase) in short-term investments          30,267      24,249
  Repayments of loans to affiliates                               0         159
  Disposition of properties                                     940          52
  Additions to properties                                   (14,643)    (10,312)
  Additions to properties held for resale                    (4,651)          0
                                                          ---------   ---------
Cash provided from (used for) investment activities         (81,158)    (54,263)


Cash provided from (used for) financing activities:
  Issuance of common stock                                      290       4,344
  Other borrowings                                           34,650      15,000
  Repayments of debt                                            (53)   (116,767)
  Acquisition of treasury stock                             (48,467)          0
  Cash dividends paid to shareholders                       (21,764)    (22,395)
  Net receipts from deposit product operations               14,431      24,909
                                                          ---------   ---------
Cash provided from (used for) financing activities          (20,913)    (94,909)


Net increase (decrease) in cash                             (34,998)     (6,721)
Cash at beginning of year                                    53,408      18,706
                                                          ---------   ---------
Cash balance at end of period                               $18,410     $11,985
                                                          =========   =========

        See accompanying Notes to Consolidated Financial Statements.

                          TORCHMARK CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Amounts in thousands)

NOTE A - Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at March 31, 1994 and the consolidated results of operations for the periods ended March 31, 1994 and 1993.


NOTE B - Acquisition of Preferred Stock

     On March 31, 1994, Torchmark acquired the remaining outstanding shares of its adjustable rate preferred stock at a price of $100 per share plus accrued dividends. The acquisition was completed at an aggregate price of $47 million. The preferred treasury stock was immediately retired.


NOTE C - Registration of Securities

     In January 1994, Torchmark and Torchmark Capital, L.L.C., a subsidiary of Torchmark, filed with the Securities and Exchange Commission a Form S-3 registering up to $200 million in securities in the form of Torchmark preferred stock or depository shares, or Torchmark Capital preferred securities together with Torchmark backup undertakings (including a guarantee) or some combination thereof. The net proceeds from the sale of Torchmark's securities will be used for general corporate purposes, which may include repayment of bank debt, additional capitalization of insurance subsidiaries, the purchase of shares of Torchmark's common stock, and possible acquisitions. Net proceeds from the sale of Torchmark Capital's securities would be lent to Torchmark with the proceeds of the loan used for the above-described purposes.

Item  2.   Management's Discussion  of  Financial  Condition and  Operating
Results

                               Operating Results

     Net income per share for Torchmark Corporation ("Torchmark") was $1.03 for the first quarter of 1994, rising 4% over per-share earnings for the same quarter of 1993 of $.99. Net income was $75.6 million in first quarter 1994, gaining 3% over the prior period. After exclusion of realized investment gains in both periods, net of taxes and related items, per share earnings were $.98 in both quarters. Consideration should be given to the increase in Federal income taxes imposed in the third quarter of 1993 which caused corporate income tax rates to rise from 34% to 35%.
Had this tax legislation been in effect in the first quarter of 1993, adjusted per-share earnings would have risen $.01 in 1994 over the prior period.

     When comparing Torchmark's prior year results, consideration should also be given to the disposition of approximately 73% of Vesta Insurance Group ("Vesta") in the fourth quarter of 1993. Vesta was a wholly-owned subsidiary of Torchmark prior to the disposition. Vesta's operations were fully consolidated with Torchmark's prior to the disposition, but Torchmark's remaining 27% of Vesta operations were reported on the equity method after such time. Also, in comparing year over year results of operations, three other unusual items should be noted. Operations in 1993 included a $34.5 million pretax charge, or $22.8 million after-tax, for nonoperating expense consisting of directors and officers liability, legal and litigation costs, and guaranty fund assessments. Results for 1993 also included an increase in after-tax earnings of $22.4 million for the adoption of two required accounting standards involving income taxes and post-retirement health benefits. A final item was Torchmark's acquisition in the fourth quarter of 1993 of the remaining shares of United Investors Management Company ("UIMCO") which it did not own, representing approximately 17% of that company. Minority interests in the earnings of UIMCO, which amounted to $3.5 million in the 1993 quarter, were not deducted after the acquisition date.

     Torchmark's revenues declined 5%, from $525 million to $499 million. After exclusion of Vesta's revenues in 1993, revenues rose slightly from $498 million to $499 million. Adjusting for Vesta's operations, premium rose from $346 million to $348 million and net investment income declined from $95 million to $84 million. The decline in net investment income resulted from lower returns on energy investments, a significant increase in tax-exempt securities, which have lower pretax yields, and lower yields on invested assets. On a tax-equivalent basis, net investment income was $90 million in the 1994 quarter, down 7% from $97 million.

     Again excluding Vesta's operations, Torchmark's operating expenses declined $5.3 million from $44.8 million to $39.4 million, or 12%. This decline is attributable to lower legal-related expenses in the 1994 quarter. Interest expense grew 32% to $18 million in the 1994 quarter, resulting from the issuance of two new debt offerings totalling $300 million principal amount in the second and third quarters of 1993.

     Life insurance. Life insurance premium income grew 5% to $144 million in the 1994 first quarter. Annualized life premium in force also rose 5% over the prior year and stood at $622 million at March 31, 1994. Sales of life insurance as measured by annualized premium issued grew 9% to $34 million. Benefits as a percentage of premium increased from 67% in 1993 to 69% in 1994, primarily as a result of increased mortality on direct response business. Acquisition expense as a percentage of premium was stable at 15% in both periods, after a $5.8 million adjustment to deferred acquisition expense in 1994 in recognition of realized investment gains related to interest-sensitive life insurance products. Life insurance in force was $62.5 billion at March 31, 1994, an increase of 6% over the prior year.

     Health insurance. Torchmark's health insurance premium income declined 2% to $200 million for the 1994 quarter. Annualized health insurance premium in force declined to $813 million at March 31, 1994, or 3% compared to the same date in 1993. Medicare Supplement annualized premium, which represented over 73% of total annualized health premium at March 31, 1994, increased from $594 million to $596 million over the same period. The decline in annualized health premium in force was experienced in under-age-65 health insurance. While Medicare Supplement premium in force grew over the past year, sales of Medicare Supplement products as measured by annualized premium issued declined from $41 million in the 1993 quarter to $27 million in 1994. The decline in sales is thought to be a result of the confusion surrounding the Administration's and other health reform proposals as well as increased sales competition.

     Annuities. Policy charges for annuities were $2.6 million in the 1994 quarter compared to $2.1 million for the 1993 quarter, an increase of 23%. These charges are assessed against annuity account balances periodically for insurance risk, sales and administration expenses, and surrender charges. Annuities are sold on both a fixed and variable basis. The combined annuity deposit account balance at March 31, 1994 was $1.36 billion, growing 25% for the period. Fixed annuities grew 2.2% to $781 million while variable annuities rose 77% to $576 million. Annuity collections were $52 million in the 1994 period, rising 10% over collections of $47 million in the 1993 period.

    Investment.   As   mentioned  above,   after  adjusting   for  Vesta's
operations, Torchmark's investment income declined $11 million or 12% from the 1993 quarter due to an increase in holdings of tax-exempt securities, lower yields on the investment portfolio, and lower returns from energy investments, which accounted for $9.8 million of the decrease. Average invested assets rose 7.6% to $5.2 billion in the 1994 quarter, however. The relative attractiveness of tax-exempt securities improved in 1994 because of the increase in corporate tax rates. Torchmark's holdings in tax-exempt securities represented 13% of total investments at March 31, 1994, compared to 11% at year end and 2% a year earlier. While pretax returns on tax-exempt securities are lower than on taxable securities, net after-tax returns on securities are higher.

     The rise in rates experienced during the first quarter of 1994 allowed Torchmark to invest new funds in slightly higher yielding investments than in the quarter a year earlier. Torchmark's insurance companies made permanent acquisitions at an average tax-equivalent yield of 6.9% in the quarter compared to 6.5% in the 1993 quarter. However, the increase in rates also caused the market value of Torchmark's fixed-maturity investments to decline during the 1994 period resulting in a $135 million writedown of shareholder's equity, net of related taxes and deferred acquisition costs. At March 31, 1994, the book value of Torchmark's fixed maturities was $4.5 billion compared to $4.4 billion at year-end 1993. At March 31, 1994, book value exceeded market by $39 million. The estimated average life of the investment portfolio was extended to obtain higher yields and was also extended because of the assumed reduction in expected prepayments of mortgage-backed holdings. At quarter end, the average life of Torchmark's insurance company investment portfolios was 7.6 years, compared with 6.0 years at year-end 1993 and 5.3 years a year ago.

     Financial Services. Revenues for financial services grew 7.5% to $36.5 million in the first quarter of 1994 over the prior-year quarter. Asset management fee growth was primarily responsible for this increase, rising 19% for the period to $17.7 million. Average assets under management gained over 16% in the 1994 period versus the 1993 period. Assets under management were $14.3 billion at March 31, 1994, $14.5 billion at year-end 1993, and $12.6 billion at March 31, 1993. While these assets rose in each quarter of 1993 over the previous quarter, they declined in the first quarter of 1994 compared to year-end 1993 primarily because of higher interest rates experienced during this period which caused lower security values. Investment product sales increased over 16% to $345 million in the 1994 first quarter. United Fund sales rose 7% to $260 million, Waddell & Reed Fund sales rose 97% to $33 million, and variable annuity sales increased 46% to $51 million. Financial services margins improved in the 1994 period over the prior-year period. Financial services direct expenses declined 10% over the prior-year period to $11.3 million, and general and administrative expenses decreased as a percentage of revenues from 15.7% in 1993 to 14.9% in 1994. A major reason for the direct expense improvement was the implementation in late 1993 of a 12b-1 service fee by the United Funds which is used to offset Waddell & Reed's direct expenses.

     Energy. Energy operations revenues were $17.3 million in the first quarter of 1994, declining 19% from the 1993 period. The decline in these revenues was caused by the reduction in property revenues resulting from the disposition of $84 million in producing properties in the fourth quarter of 1993. Revenues from product marketing operations more than tripled in the 1994 quarter, rising to $8.1 million. Profit margins for energy operations improved in 1994, largely because of the elimination of expenses related to the previously-mentioned disposed property. Pretax operating income for energy operations grew from $3.4 million for the 1993 quarter to $5.3 million for the 1994 quarter.

                              Financial Condition

     Liquidity. Torchmark has strong liquidity, which is provided by a positive cash flow, marketable investments, and the availability of a line of credit facility. Torchmark's cash inflows from operations, after deduction of current operating requirements, and including net cash inflows from deposit product operations were $67 million in the first quarter of 1994 compared to $142 million in the same quarter of 1993. In addition, Torchmark received $317 million in fixed-maturity repayments during the 1994 period which were either scheduled maturities or unscheduled GNMA principal repayments. Excess cash flow from operations and investment sales is generally reinvested.

     At March 31, 1994, Torchmark had $171 million in cash and short-term investments, compared to $237 million at the end of the previous year. These assets represented 2.3% of Torchmark's total assets at the March, 1994 quarter end. In addition, Torchmark's entire portfolio of fixed-income and equity securities, with $4.5 billion market value on March 31, 1994, are available for sale should a need arise.

     Torchmark's line of credit facility provides credit up to a maximum amount of $250 million. Terms of the facility permit borrowing up to the maximum amount at variable interest rates. Torchmark is subject to certain covenants regarding capitalization and earnings, with which Torchmark was in full compliance at March 31, 1994. At that date, Torchmark had outstanding $130 million on the facility.

     Capital resources. On March 31, 1994, Torchmark acquired the remaining shares outstanding of its adjustable-rate preferred stock at a price of $100 per share plus accrued dividends. The acquisition was completed at an aggregate price of $47 million. Also during the first quarter of 1994, Torchmark acquired 35,200 shares of its common stock on the open market at a cost of $1.5 million. Torchmark may repurchase shares of its common stock from time to time at favorable prices.

     In January, 1994, Torchmark and Torchmark Capital, L.L.C., a limited liability company subsidiary of Torchmark, filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 registering up to $200 million in securities in the form of Torchmark preferred stock or depository shares, or Torchmark Capital preferred securities together with Torchmark backup undertakings (including a guarantee) or some combination thereof. The net proceeds from the sale of Torchmark's securities will be used for general corporate purposes, which may include repayment of bank debt, additional capitalization of insurance subsidiaries, the purchase of shares of Torchmark's common stock, and possible acquisitions. Net proceeds from the sale of Torchmark Capital's securities would be lent to Torchmark with the proceeds of the loan used for the above-described purposes.

     Torchmark's shareholders' equity was $1.3 billion at March 31, 1994, decreasing $114 million or 8% since 1993 year end. The decline in equity was a result of the change in market value of Torchmark's fixed investments caused by the increase in interest rates during the quarter. This change was $135 million, net of the related taxes and additional deferred acquistion costs. Shareholders' equity grew 11% since March 31, 1993, even with the inclusion of the fixed investment markdown. Book value per share was $17.89 at March 31, 1994, compared to $18.80 at December 31, 1993 and $15.34 at March 31, 1993. Torchmark's debt as a percentage of total capitalization was 42% at March 31, 1994, compared to 39% at year-end 1993. The 3% increase in the debt to capitalization ratio resulted primarily from the decline in equity but also from a slight increase on the line of credit. Annualized return on common equity was 23.7% for the 1994 quarter compared to 26.7% for the same period of 1993.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     As previously reported in the Form 10-K for the fiscal year ended December 31, 1993, litigation was filed in May 1992 against Liberty National Life Insurance Company ("Liberty National") in the Circuit Court for Barbour County, Alabama (Robertson v. Liberty National Life Insurance Company, Case No.: CV-92-021). This suit was amended in October 1992 to include claims on behalf of a class of Liberty National policyholders alleging fraud in the exchange of certain cancer insurance policies. It seeks substantial equitable and injunctive relief and unspecified compensatory and punitive damages. A policyholder class was certified by the Barbour County Court in March 1993. Additionally, subsequent to the class certification, a number of separate lawsuits based on substantially the same allegations as in Robertson were filed by plaintiffs in Alabama, Georgia, Florida and Mississippi. Four additional class action suits also based upon substantially the same allegations as in Robertson were filed in Mobile County, Alabama (Adair v. Liberty National Life Insurance Company, Case No.: 93-958 and Lamey v. Liberty National Life Insurance Company, Case
No.: CV 93-1256) and in Polk County, Florida (Howell v. Liberty National Life Insurance Company, Case No.: GC-G 93-2023 and Scott v. Liberty National Life Insurance Company, Case No.: GC-G 93-2415) after the class certification.

     The Robertson litigation was tentatively settled pending a fairness determination by the Court after a hearing which was held on January 20, 1994. Class members were mailed notice of the hearing and the proposed settlement.

     On February 4, 1994, the Circuit Court for Barbour County, Alabama ruled that with a $16 million increase in the value of the proposed Robertson settlement from approximately $39 million to $55 million, the settlement would be fair and would be approved, provided that the parties to the litigation accepted the amended settlement within fourteen days of the issuance of the ruling. On February 17, 1994, the Court extended for two weeks the period for filing objections to or accepting the court's order conditionally approving the class action settlement. On February 22, 1994, the Court entered an order in the Robertson litigation, which delayed any final decision on the proposed class action settlement and various motions to modify it (including motions to delete Torchmark from the settlement release), pending certain specified discovery to be completed within 90 days from the date the order was entered. In the order, the Court directed limited additional discovery regarding whether Torchmark had any active involvement in the cancer policy exchanges. Pending completion of limited additional discovery, the Court reserved jurisdiction and extended the deadline for acceptance or rejection of the modifications set forth in the February 4, 1994 order. On May 6, 1994, the Court entered an order in the Robertson litigation setting a hearing on May 19, 1994 on all outstanding motions in that case.

     Following pertinent orders of the Barbour County Circuit Court, Torchmark provided for the $55 million proposed amended settlement charge in its 1993 financial reports, although Liberty National and class counsel have not yet agreed to the February 4 modifications. Moreover, even if the settlement is finally approved, Torchmark believes that it is highly likely that intervenors will pursue an appeal of the ruling to the Supreme Court of Alabama. In the event a settlement is not agreed to and approved, the Robertson case will be aggressively defended.

     On March 17, 1994, litigation was filed against Liberty National, a subsidiary of Torchmark, certain officers and present and former directors of Torchmark, and KPMG Peat Marwick, independent public accountants of Torchmark and its subsidiaries, in the Circuit Court for Marion County, Alabama (Miles v. Liberty National Life Insurance Company, Civil Action No. CV-94-67). The lawsuit asserts that it is brought on behalf of a class composed of the shareholders of Torchmark. The complaint alleges a failure to timely and adequately report alledgedly material contingent liabilities arising out of insurance policy litigation involving Liberty National. Compensatory and punitive damages in an unspecified amount are sought.

     In April 1994, the complaint in Miles was amended to add an additional shareholder plaintiff and to name Torchmark as a defendant. No class has currently been certified. Torchmark, Liberty National and the individual defendants intend to vigorously defend this action.

Item 5.  Other Information

     Torchmark, its insurance subsidiaries Globe Life And Accident Insurance Company and United American Insurance Company, and certain Torchmark officers have been named as defendants in a suit filed on April 22, 1994 as a purported class action in the District Court of Oklahoma County, Oklahoma (Moore v. Torchmark, Case No. CJ 94-2784-65). The suit claims damages on behalf of individual health policyholders who are alleged to have been induced to terminate such policies and to purchase Medicare Supplement and/or other insurance coverages. The complaint seeks actual and punitive damages for each class member in excess of $10,000.00. No class has been certified and no proceedings of any materiality have occurred in the case. The defendants deny any wrongdoing and intend to vigorously defend the action.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

    Exhibit 11 - Computation of earnings per common share.

    (b) Reports on Form 8-K.

     A Form  8-K dated  March 25,  1994 reporting the  filing of  the Miles
     v. Liberty National Life Insurance Company litigation was submitted during the first quarter of 1994. No financial statements were required to be attached to that Form 8-K.

                          SIGNATURES



     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              TORCHMARK CORPORATION


Date:  5/12/94                /s/ R. K. Richey
                              ___________________________________
                              R. K. Richey, Chairman and Chief
                              Executive Officer


Date:  5/12/94                /s/ William T. Graves
                              ___________________________________
                              William T. Graves, Executive
                              Vice President (Principal Accounting
                              Officer)