Form 10-Q/A
period 1994-03-31
TORCHMARK CORP
filed 1994-05-25
CIK 320335

FORM 10-Q/A
                                 AMENDMENT NO. 1
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


Indicate by check mark whether the registrant (1) filed
all reports required to be filed by Section 13 or 15 (d) of
the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that
the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes  X   No

Indicate the number of shares outstanding for each of the issurer'sclasses of common stock, as of the latest practicable date.



   CLASS                   OUTSTANDING AT APRIL 30, 1994
Common Stock, $1.00 Par Value            72,414,730

                     Index of Exhibits (Page 12)
               Total number of pages included are 13.

                PART II - OTHER INFORMATION

Item: 1.  Legal Proceedings

This item is amended to update litigation disclosure.

   As previously reported in the Form 10-K for the fiscal year ended December 31, 1993, litigation was filed in May 1992 against Liberty National Life Insurance Company ("Liberty National") in the Circuit Court for Barbour County, Alabama (Robertson v. Liberty National, Case No.: CV-92-021). This suit was amended in October 1992 to include claims on behalf of a class of Liberty National policyholders alleging fraud in the exchange of certain cancer insurance policies. It seeks substantial equitable and injunctive relief and unspecified compensatory and punitive damages. A policyholder class was certified by the Barbour County Court in March 1993. Additionally, subsequent to the class certification, a number of individual lawsuits based on substantially the same allegations as in Robertson were filed by plaintiffs in Alabama, Georgia, Florida and Mississippi. Four additional class action suits also based upon substantially the same allegations as in Robertson were filed in Mobile County, Alabama (Adair v. Liberty National, Case No.: 93-958 and Lamey v. Liberty National, Case No.: CV 93-1256) and in Polk County, Florida (Howell v. Liberty National, Case No.: GC-G 93-2023 and Scott v. Liberty National, Case No.: GC-G 93-2415) after the class certification. Lamey and Adair are presently stayed pending the outcome of Robertson, and Howell and Scott are also the subject of temporary stay orders. The individual post-class certification lawsuits have been stayed as well.

   On October 25, 1993, a jury in the Circuit Court for Mobile County rendered a one million dollar verdict ($1,000 actual damages) against Liberty in McAllister v. Liberty National, Case
No.: CV-92-4085, one of twenty-five suits involving cancer policy exchanges which were filed prior to class certification in the Barbour County litigation. Liberty filed appropriate post-judgment motions and has appealed the McAllister verdict. Previously, another judge in the Mobile County Court had granted a summary judgment in favor of Liberty in another substantially similar suit in which no cancer claims had been submitted (Boswell v. Liberty National, Case No.: CV-92-3342), which was appealed to the Alabama Supreme Court. On May 13, 1994, the Alabama Supreme Court reversed and remanded Boswell holding that the plaintiffs had alleged injury or damages in the form of the additional policy premiums paid which were sufficient to withstand a motion to dismiss. At this time, Liberty is considering whether to file a petition for rehearing in the case. The present Alabama Supreme Court decision does not give Liberty any basis upon which to assess the likelihood or extent of any adverse result in the case. However, the complaint does seek punitive damages on behalf of seven plaintiff families in the Circuit Court of Mobile County, and is pending in a forum where substantial publicity adverse to Liberty has been generated in connection with the McAllister v. Liberty National and Robertson
v. Liberty National cases, both of which are discussed herein and in Torchmark's 1993 10-K and previous 10-Q filings.

   The Robertson litigation was tentatively settled pending a fairness determination by the Court after a hearing was held on January 20, 1994. Class members were mailed notice of the hearing and the proposed settlement.

   On February 4, 1994, the Circuit Court for Barbour County, Alabama ruled that with a $16 million increase in the value of equitable and monetary relief contained in the proposed Robertson settlement from approximately $39 million to $55 million, the settlement would be fair and would be approved, provided that the parties to the litigation accepted the amended settlement within fourteen days of the issuance of the ruling. On February 17, 1994, the Court extended for two weeks the period for filing objections to or accepting the court's order conditionally approving the class action settlement. On February 22, 1994, the Court entered an order in the Robertson litigation, which delayed any final decision on the proposed class action settlement and various motions to modify it (including motions to delete Torchmark from the settlement release), pending certain specified discovery to be completed within 90 days from the date the order was entered. In the order, the Court directed limited additional discovery regarding whether Torchmark had any active involvement in the cancer policy exchanges. Pending completion of limited additional discovery, the Court reserved jurisdiction and extended the deadline for acceptance or rejection of the modifications set forth in the February 4, 1994 order. On May 6, 1994, the Court entered an order in the Robertson litigation setting a hearing on May 19, 1994 on all outstanding motions in that case. At the hearing, intervenors were granted an additional week to file materials with the Court. The Court indicated that a final ruling is likely to be entered some time thereafter.

   In connection with orders of the Barbour County Circuit
Court, Torchmark provided for the $55 million proposed amended settlement charge in its 1993 financial reports, although the settlement has not been finally approved. Moreover, even if the settlement is finally approved, Torchmark believes that it is highly likely that intervenors will pursue an appeal of the ruling to the Supreme Court of Alabama. In the event a settlement is not agreed to and approved, the Robertson case will be aggressively defended.

   On March 17, 1994, litigation was filed against Liberty National, a subsidiary of Torchmark, certain present and former officers and directors of Torchmark, and KPMG Peat Marwick, independent public accountants of Torchmark and its subsidiaries, in the Circuit Court for Marion County, Alabama (Miles v. Liberty National , Civil Action No. CV-94-67). The lawsuit asserts that it is brought on behalf of a class composed of the shareholders of Torchmark. The complaint alleges a failure to timely and adequately report allegedly material contingent liabilities arising out of insurance policy litigation involving Liberty National and other subsidiaries. Compensatory and punitive damages in an unspecified amount are sought.

   In April 1994, the complaint in Miles was amended to add an additional shareholder plaintiff and to name Torchmark as a defendant. No class has currently been certified. Torchmark, Liberty National and the individual defendants intend to vigorously defend this action.

                                SIGNATURES

   Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TORCHMARK CORPORATION


                             /s/ T. Randoph Fox

                             T. Randoph Fox, Vice President and
                             Assistant Treasurer





Date:  May 25, 1994