Form 10-Q
period 1994-06-30
TORCHMARK CORP
filed 1994-08-12
CIK 320335

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  June 30, 1994      Commission File Number     1-8052


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

                                                     Yes X  No____

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.



     CLASS                                  OUTSTANDING AT JULY 31, 1994
Common Stock, $1.00 Par Value                            71,555,630

                              TORCHMARK CORPORATION

                                     INDEX



PART I.  FINANCIAL INFORMATION


   Item 1.  Financial Statements:

            Consolidated Balance Sheet

            Consolidated Statement of Operations

            Consolidated Statement of Cash Flow

            Notes to Consolidated Financial Statements


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations



PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 6.  Exhibits and Reports on Form 8-K

                 PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                       TORCHMARK CORPORATION
                     CONSOLIDATED BALANCE SHEET
                       (Amounts in thousands)

                                                           June 30,  December 31
                                                         ----------- -----------
                                                             1994        1993
Assets                                                   ----------- -----------
- - ------
Investments:
  Fixed maturities, available for sale, at fair
  value (amortized cost:  1994 - $4,437,073
  1993 - $4,387,026)                                     $4,302,892  $4,579,034
  Equity securities, at fair value
   (cost: 1994 - $33,352; 1993 - $31,221)                    46,766      40,961
  Mortgage loans, at cost (estimated fair
   value:  1994 - $3,469; 1993 - $4,024)                      3,571       4,147
  Investment real estate, at depreciated cost               116,635     110,730
  Policy loans                                              153,032     149,890
  Energy investments                                        337,436     345,805
  Other long-term investments (at fair value)                33,541      26,989
  Short-term investments                                    147,412     183,166
                                                          ----------- ----------
    Total investments                                     5,141,285   5,440,722

Cash                                                          4,392      53,408
Investment in unconsolidated subsidiaries                    83,295      79,319
Accrued investment income                                    59,854      56,801
Other receivables                                           167,115     152,910
Deferred acquisition costs                                  943,683     901,565
Value of insurance purchased                                124,185     131,602
Property and equipment                                       98,491      80,511
Goodwill                                                    176,136     178,645
Other assets                                                 42,056      26,432
Separate account assets                                     613,123     544,327
                                                         ----------- ----------
    Total assets                                         $7,453,615  $7,646,242
                                                         =========== ==========
Liabilities and Shareholders' Equity
- - ------------------------------------
Liabilities:
  Future policy benefits                                 $3,831,391  $3,745,416
  Unearned and advance premiums                              96,878      96,206
  Policy claims and other benefits payable                  151,682     159,451
  Other policyholders' funds                                  4,554       4,313
                                                         ----------- ----------
    Total policy liabilities                              4,084,505   4,005,386

  Accrued income taxes                                      267,511     413,072
  Short-term debt                                            69,612     107,108
  Long-term debt (estimated fair value:
    1994 - $779,210; 1993 - $857,715)                       792,550     792,335
  Other liabilities                                         374,936     366,759
  Separate account liabilities                              613,123     544,327
                                                         ----------- ----------
    Total liabilities                                     6,202,237   6,228,987

Shareholders' equity:
  Preferred stock                                                 0       1,000
  Common stock                                               73,784      73,784
  Additional paid-in capital                                138,919     232,432
  Unrealized investment gains, net of tax                   (59,316)    120,138
  Retained earnings                                       1,179,666   1,082,031
  Treasury stock, at cost                                   (81,675)    (92,130)
                                                         ----------- ----------
    Total shareholders' equity                            1,251,378   1,417,255
                                                         ----------- ----------
    Total liabilities and shareholders' equity           $7,453,615  $7,646,242
                                                         =========== ==========

          See accompanying Notes to Consolidated Financial Statements.

                              TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Amounts in thousands, except per share data)



                                  Three months ended      Six months ended
                                        June 30,                June 30,
                                  --------------------    --------------------
                                     1994        1993        1994        1993
                                  ---------   ---------   ---------   ---------

Revenues:
  Life premium                     $144,418    $139,365    $288,382    $276,791
  Health premium                    191,182     201,849     391,616     407,348
  Other premium                       4,566      40,422       8,316      68,937
                                  ---------   ---------   ---------   ---------
     Total premium                  340,166     381,636     688,314     753,076

  Financial services revenue         35,572      34,817      72,116      68,825
  Net investment income              81,092     101,467     164,893     198,110
  Energy revenues                    16,147      24,064      33,450      45,478
  Realized investment gains          (9,304)        416       3,291       1,486
  Other income                          756         888       1,046       1,584
                                  ---------   ---------   ---------   ---------
     Total revenue                  464,429     543,288     963,110   1,068,559

Benefits and expenses:
  Life policy benefits              101,388      96,166     200,368     187,964
  Health policy benefits            110,989     122,926     233,922     248,508
  Other policy benefits              10,547      29,159      21,116      52,679
                                  ---------   ---------   ---------   ---------
     Total policy benefits          222,924     248,251     455,406     489,151

  Amortization of deferred
    acquisition costs                40,106      46,891      89,928      93,546
  Commissions and premium taxes      34,701      47,081      70,580      88,817
  Financial services expense         10,712      12,235      22,052      24,787
  Energy operations expense           3,550      11,301       5,340      18,763
  Other operating expense            41,667      43,820      81,108      90,658
  Nonoperating expenses                   0           0           0      34,500
  Interest expense                   18,159      14,553      36,156      28,139
                                  ---------   ---------   ---------   ---------
     Total benefits and expenses    371,819     424,132     760,570     868,361
                                  ---------   ---------   ---------   ---------

  Pre-tax operating income           92,610     119,156     202,540     200,198

Income tax                          (29,989)    (37,532)    (66,212)    (64,251)
Equity in earnings of
  unconsolidated subsidiaries         2,282         560       4,147         815
Minority interest in earnings
  of consolidated subsidiaries            0      (3,938)          0      (7,471)
                                  ---------   ---------   ---------   ---------
  Income before cumulative effect of
    of changes in accounting
    principles                       64,903      78,246     140,475     129,291

Cumulative effect of changes in
  accounting principles                   0           0           0      22,444
                                  ---------   ---------   ---------   ---------
  Net income                        $64,903     $78,246    $140,475    $151,735
                                  =========   =========   =========   =========


Net income per share before
  cumulative effect of changes
  in acccounting principles           $0.90       $1.05       $1.92       $1.73
Cumulative effect of changes in
  in accounting principles                         0.00                    0.31
                                  ---------   ---------   ---------   ---------
Net income per share                  $0.90       $1.05       $1.92       $2.04
                                  =========   =========   =========   =========




         See accompanying Notes to Consolidated Financial Statements.

                       TORCHMARK CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOW
                       (Amounts in thousands)


                                                            Six Months Ended
                                                                June 30,
                                                          ---------------------
                                                             1994        1993
                                                          --------    ---------
Cash provided from operations                              $130,928    $216,543


Cash provided from (used for) investment activities:
  Investments sold or matured:
    Fixed maturities available for sale - sold              383,995     107,327
    Fixed maturities available for sale - matured           564,258     110,892
    Fixed maturities held to maturity - sold                      0      15,256
    Fixed maturities held to maturity - matured                   0     372,054
    Other long-term investments                              29,468      13,950
                                                          ---------   ---------
      Total investments sold or matured                     977,721     619,479

  Investments acquired:
    Fixed maturities - available for sale                  (970,469)   (887,383)
    Other long-term investments                             (52,887)    (21,715)
                                                          ---------   ---------
      Total investments acquired                         (1,023,356)   (909,098)

  Net decrease (increase) in short-term investments          35,755     (42,458)
  Sale of stock in affiliate                                      0      27,110
  Repayments of loans to affiliates                               0         425
  Additions to properties held for resale                   (13,124)          0
  Disposition of properties                                   1,691         221
  Additions to properties                                   (29,048)    (15,305)
  Dividends from unconsolidated affiliates                      171           0
                                                          ---------   ---------
Cash provided from (used for) investment activities         (50,190)   (319,626)


Cash provided from (used for) financing activities:
  Issuance of common stock                                    3,889       4,401
  Issuance of 7 7/8% Notes                                        0     195,775
  Other borrowings                                           24,900      20,300
  Repayments of debt                                        (62,453)   (133,767)
  Acquisition of treasury stock                             (89,660)          0
  Cash dividends paid to shareholders                       (42,167)    (42,867)
  Net receipts from deposit product operations               35,737      47,320
                                                          ---------   ---------
Cash provided from (used for) financing activities         (129,754)     91,162


Net increase (decrease) in cash                             (49,016)    (11,921)
Cash at beginning of year                                    53,408      18,706
                                                          ---------   ---------
Cash balance at end of period                                $4,392      $6,785
                                                          =========   =========

        See accompanying Notes to Consolidated Financial Statements.

                          TORCHMARK CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Amounts in thousands)

NOTE A - Accounting Policies

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at June 30, 1994 and the consolidated results of operations for the periods ended June 30, 1994 and 1993.


NOTE B - Acquisition of Preferred Stock

     On March 31, 1994, Torchmark acquired the remaining outstanding shares of its adjustable rate preferred stock at a price of $100 per share plus accrued dividends. The acquisition was completed at an aggregate price of $47 million. The preferred treasury stock was immediately retired.


NOTE C - Registration of Securities

     In July, 1994, the Securities and Exchange Commission declared effective Torchmark's and Torchmark Capital L.L.C.'s Form S-3 registering up to $200 million in securities in the form of preferred stock, monthly income preferred securities together with backup undertakings, depositary shares, or some combination thereof. Currently, no securities have been issued pursuant to that registration statement. It is expected that the net proceeds from the sale of any such securities will be used for general corporate purposes, which may include repayment of bank debt, the repurchase of shares of Torchmark's common stock, and possible acquisitions.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               Operating Results

     Torchmark Corporation's ("Torchmark's") net income per share for the first six months of 1994 was $1.92, declining 6% over per-share earnings for the same period of 1993 of $2.04. Net income was $140 million in the first six months of 1994, falling 7% over the prior period. After exclusion of realized investment gains in both periods, net of taxes and related items, per share earnings were $1.96 in 1994 compared to $2.03 in 1993, a decline of 3%. In comparing period-over-period results, an adjustment should be made to take into account certain nonrecurring energy-related items that added approximately $.07 per share to 1993 earnings. Consideration should also be given to the increase in Federal income taxes imposed in the third quarter of 1993 which caused corporate income tax rates to rise from 34% to 35%. Had this tax legislation been in effect in the first quarter of 1993, adjusted per-share earnings for the first six months of 1993 would have been $.02 lower than reported.

     Because of the disposition of approximately 73% of Vesta Insurance Group, Inc. ("Vesta") in the fourth quarter of 1993, Vesta's operations should be removed from Torchmark's 1993 operations when making comparisons with 1993. Prior to the disposition, Vesta was a wholly-owned subsidiary of Torchmark and Vesta's operations were consolidated with Torchmark's. Since that time, Torchmark's remaining 27% of Vesta operations has been reported on the equity method. Also, in comparing year-over-year results of operations, three other unusual items should be noted. Operations in 1993 included a $34.5 million pretax charge, or $22.8 million after-tax, for nonoperating expense consisting of directors' and officers' liability, legal and litigation costs, and guaranty fund assessments. Results for 1993 also included an increase in after-tax earnings of $22.4 million for the adoption of two required accounting standards concerning income taxes and post-retirement health benefits. A final item was Torchmark's acquisition, on October 1, 1993, of the remaining shares of United Investors Management Company ("UIMCO"), representing approximately 17% of that company. Minority interests in the earnings of UIMCO, which amounted to $7.5 million in the 1993 six months, were not deducted after the acquisition date.

     Torchmark's revenues declined 10%, from $1.1 billion to $963 million. After exclusion of Vesta's revenues in 1993, revenues declined 4% from $1.0 billion to $963 million. Adjusting for Vesta's operations, premium was down slightly from $691 million to $688 million. Net investment income declined from $194 million to $165 million, or 15%. The decline in net investment income resulted from lower returns on energy investments, a significant increase in tax-exempt securities, which have lower pretax yields, and lower yields on invested assets. Energy operations revenues declined 26% to $33 million because of a sale of a large energy property in late 1993. A more in-depth discussion of investment and energy operations follows under the appropriate captions. The issuance of two new debt offerings in 1993 caused interest expense to increase 28% to $36 million in the 1994 period.

    Life Insurance. Premium for life insurance, Torchmark's highest profit margin insurance product line, grew 4% to $288 million in the first six months of 1994. Annualized life premium in force also rose 5% over the prior year and stood at $635 million at June 30, 1994. Sales of life insurance as measured by annualized premium issued increased 11% to $72 million. The profit margin for life insurance remained steady at 29% of premium. Acquisition expense as a percentage of premium was 14.4% in 1994, after a $5.8 million adjustment to deferred acquisition expense in recognition of realized investment gains related to interest-sensitive life insurance products. Acquisition expense as a percentage of premium was 15.0% in 1993. Life insurance in force was $63.8 billion at June 30, 1994, an increase of 6% over the prior year.

     Health insurance. The combined health insurance premium of Torchmark's subsidiaries declined 4% to $392 million for the 1994 six months. Annualized health insurance premium in force declined $34 million to $802 million at June 30, 1994, or 4% compared to the same date in 1993. Medicare Supplement annualized premium, which represented over 73% of total annualized health premium at June 30, 1994, declined from $600 million to $590 million over the same period. Annualized premium in force for under-age-65 health insurance declined $24 million or 19% because Torchmark's subsidiaries have reduced their exposure in the past several quarters due to poor profit margins. Sales of Medicare Supplement products declined from $77 million of annualized premium issued in the 1993 sixmonths to $51 million in 1994. The decline in Medicare Supplement sales is thought to be a result of the confusion surrounding health care reform proposals as well as increased sales competition. Sales of all individual health products for the six months declined from $100 million in 1993 to $68 million in 1994.

     Annuities. Policy charges for annuities were $6.0 million in the 1994 six months compared to $4.4 million for the 1993 six months, an increase of 37%. These charges are assessed against the annuity account balance periodically for insurance risk, sales, administration, and surrender. Annuities are sold on both a fixed and variable basis. The combined annuity deposit account balance at June 30, 1994 was $1.38 billion, growing 19% for the period. Fixed annuities grew 2.2% to $788 million while variable annuities rose 54% to $596 million. Annuity collections were $116 million in the 1994 period, declining 4% over collections of $120 million in the 1993 period.

     Investment. After adjusting for Vesta's investment income, Torchmark's investment income declined $30 million or 15% from the 1993 six months due to lower returns from energy investments, an increase in holdings of tax-exempt securities, and lower yields on the investment portfolio. Although a decline was experienced, average invested assets grew 6.4% during the same periods. The decline in returns from energy investments, which accounted for $17.6 million of the decrease in investment income, was primarily a result of completion of the development in late 1993 of the Black Warrior basin, a coalbed methane gas investment in Alabama. In 1993, costs associated with this project were capitalized as developmental costs. In 1994, all costs were charged as incurred. Benefits from this development are derived from Section 29 tax credits that are not reflected in investment income.

     The relative attractiveness of tax-exempt securities improved in 1994 because of the increase in corporate tax rates. While pretax returns on tax-exempts are lower than taxables, net after-tax returns are higher. Torchmark's holdings in tax-exempt securities represented 15% of total investments at June 30, 1994, compared to 11% at year-end 1993 and 6% a year earlier. Tax-equivalent investment income for the insurance companies, excluding energy income, was $174 million in the 1994 period compared to $173 million for the 1993 six months.

     Declining interest rates during 1993 encouraged refinancing of mortgages, causing increased GNMA prepayments. These funds were then reinvested at the much lower prevailing rates, causing a reduction in Torchmark's investment income in 1993 and future periods. It is estimated that the increased GNMA repayments reduced investment income $12.7 million in the first six months of 1994 and $2.2 million in the same period of 1993, resulting in a period-over-period reduction of $10.5 million.

    The rise in interest rates during the first half of 1994 caused mortgage prepayments to decline, and allowed Torchmark to invest new funds in slightly higher yielding investments than in the earlier six-month period. Torchmark's subsidiary insurance companies made permanent acquisitions at an average tax-equivalent yield of 7.2% in the 1994 six-month period compared to 6.8% in the 1993 period. However, the increase in rates also caused the market value of Torchmark's fixed-maturity investments to decline during 1994 resulting in a $197 million writedown of shareholders' equity, net of related taxes and deferred acquisition costs. At June 30, 1994, the book value of Torchmark's fixed maturities was $4.4 billion, the same as year-end 1993. At June 30, 1994, book value exceeded market by $134 million. The average life of the investment portfolio was extended because of a reduction in expected prepayments of mortgage-backed holdings and the acquisition of longer term securities. At June 30, 1994, the average life of Torchmark's subsidiary insurance company investment portfolios was 7.8 years, compared with 6.0 years at year-end 1993 and 5.2 years a year ago.

     Financial services. Revenues for financial services grew 4.8% to $72 million in the first six months of 1994 over the prior-year period. This increase occurred even though the maximum sales charge on the United Funds was reduced in the third quarter of 1993 to improve competitive position. The reduced sales charges were more than offset by a 15% growth in management fee income to $35 million. Average assets under management increased 13% in the 1994 period versus the 1993 period. Assets under management were $14.2 billion at June 30, 1994, $14.5 billion at year-end 1993, and $13.1 billion at June 30, 1993. While these assets grew consistently during 1993, the higher interest rates experienced during the 1994 six months caused lower security values, which resulted in a slight decline in 1994 assets under management. Investment product sales rose 7% to $663 million in the 1994 six months as United Fund sales increased 3% to $499 million, Waddell & Reed Fund sales rose 51% to $64 million, and variable annuity sales increased 10% to $100 million. Financial services margins improved in the 1994 period over the prior-year period. Financial services direct expenses decreased 11% over the prior-year period to $22 million, declining to 30.8% of revenues in 1994 versus 36.0% in 1993. In addition, general and administrative expenses decreased as a percentage of revenues from 15.6% in 1993 to 14.3% in 1994. A major reason for the direct expense improvement was the implementation in late 1993 of a 12b-1 service fee by the United Funds which is used to reimburse Waddell & Reed for some of its shareholder servicing expense.

     Energy. Energy operations revenues for the first six months of 1994 declined 26% to $33.5 million. The reduction in property revenues resulting from the disposition of $84 million in producing properties in the fourth quarter of 1993 caused a decline in energy revenues. Revenues from product marketing operations almost tripled in the 1994 period, rising to $12.6 million. Profit margins for energy operations improved in 1994, largely because of the elimination of expenses related to the previously-mentioned disposed property. As a percentage of energy operations revenue, pretax operating income grew from 20.9% to 22.5%. Energy net income rose over 17% to $5.6 million.

                              Financial Condition

     Liquidity. Torchmark's liquidity is represented by a positive cash flow, marketable investments, and the availability of a line of credit facility. Torchmark's cash inflows from operations, after deduction of current operating requirements, and including net cash inflows from deposit product operations were $167 million in the first six months of 1994 compared to $264 million in the same period of 1993. In addition, Torchmark received $564 million in fixed-maturity repayments during the 1994 period which were either scheduled maturities or unscheduled GNMA principal repayments. Excess cash flow from operations and investment sales is generally reinvested.

     At June 30, 1994, Torchmark had $152 million in cash and short-term investments, compared to $237 million at the end of the previous year. These assets represented 2% of Torchmark's total assets at June 30, 1994. In addition, Torchmark's entire portfolio of fixed-income and equity securities, in the amount of $4.35 billion at market value on June 30, 1994, is available for sale should a need arise.

     Torchmark's line of credit facility provides credit up to a maximum amount of $250 million. Terms of the facility permit borrowing up to the maximum amount at variable interest rates. Torchmark is subject to certain covenants regarding capitalization and earnings, with which Torchmark was in full compliance at June 30, 1994. At that date, Torchmark had outstanding $65 million on the facility.

     Capital resources. Torchmark's shareholders' equity was $1.25 billion at June 30, 1994, decreasing $166 million or 12% since 1993 year end. The decline in equity was a result of two factors. Share purchases was the first factor. Acquisition of the remaining outstanding Torchmark adjustable-rate preferred stock on March 31, 1994 at a cost of $47 million resulted in a reduction in shareholder's equity in the same amount. Acquisition of 1.1 million Torchmark common shares during the period at a cost of $42.7 million caused a reduction in shareholders' equity in the amount of that cost.

     The second factor in the decline in shareholders' equity related to the change in market value of Torchmark's fixed investments caused by the increase in interest rates during the six-month period ended June 30, 1994. This decline in value resulted in a decrease in shareholders' equity of $197 million, net of the related taxes and the recovery of previously-charged deferred acquistion costs. Without the required market value writedown and the share repurchases, shareholders' equity would have increased $121 million. Book value per share was $17.40 at June 30, 1994, compared to $18.80 at December 31, 1993 and $16.11 at June 30, 1993. Book value per share would have been $18.61 at June 30, 1994 without the required market value writedown.

     Torchmark's debt outstanding declined from $899 million at year-end 1993 to $862 million at June 30, 1994. The percentage of debt to total capitalization was 41% at June 30, 1994, compared to 39% at year-end 1993. The 2% increase in the debt-to-capitalization ratio resulted from the decline in shareholders' equity. Annualized return on common equity was 21.1% for the 1994 six-month period compared to 26.4% for the same period of 1993.

     In July, 1994, the Securities and Exchange Commission declared effective Torchmark's and Torchmark Capital L.L.C.'s Form S-3 registering up to $200 million in securities in the form of preferred stock, monthly income preferred securities together with backup undertakings, depositary shares, or some combination thereof. Currently, no securities have been issued pursuant to that registration statement. It is expected that the net proceeds from the sale of any such securities will be used for general corporate purposes, which may include repayment of bank debt, the repurchase of shares of Torchmark's common stock, and possible acquisitions.


Item 1.  Legal Proceedings

     Torchmark and its subsidiaries continuously are parties to pending or threatened legal proceedings. Many of these lawsuits involve claims for punitive damages. As of June 30, 1994, there were approximately 130 active lawsuits (excluding interpleaders and stayed cases), more than 90 of which were Alabama proceedings in which punitive damages were sought. In particular, Torchmark's subsidiary, Liberty National Life Insurance Company ("Liberty National") is a party to a number of such actions which seek punitive damages in Alabama state courts, some of which actions also name Torchmark as a defendant. The frequency of large punitive damages awards bearing little or no relation to actual damages continues to increase in Alabama as well as universally.

     As previously reported in the Form 10-K for the fiscal year ended December 31, 1993 and the Form 10-Q for the first quarter of 1994, litigation was filed in May 1992 against Liberty National in the Circuit Court for Barbour County, Alabama (Robertson v. Liberty National, Case No.: CV-92-021). This suit was amended in October 1992 to include claims on behalf of a class of Liberty National policyholders alleging fraud in the exchange of certain cancer insurance policies. The complaint sought substantial equitable and injunctive relief and unspecified compensatory and punitive damages. A policyholder class was certified by the Barbour County Court in March 1993. Additionally, subsequent to the class certification, a number of individual lawsuits based on substantially the same allegations as in Robertson were filed by plaintiffs in Alabama, Georgia, Florida and Mississippi. Four additional class action suits also based upon substantially the same allegations as in Robertson were filed in Mobile County, Alabama (Adair v. Liberty National, Case No.: 93-958 and Lamey v. Liberty National, Case No.: CV 93-1256) and in Polk County, Florida (Howell v. Liberty National, Case No.:
GC-G 93-2023 and Scott v. Liberty National, Case No.: GC-G 93-2415) after the class certification. Lamey and Adair are presently stayed as to those claims pending the outcome of Robertson, and Howell and Scott are also the subject of temporary stay orders.

     On October 25, 1993, a jury in the Circuit Court for Mobile County, Alabama rendered a one million dollar verdict ($1,000 actual damages) against Liberty National in McAllister v. Liberty National, Case No.: CV-92-4085, one of twenty-five suits involving cancer policy exchanges which were filed prior to class certification in the Barbour County litigation. Liberty National filed appropriate post-judgment motions and has appealed the McAllister verdict. Previously, another judge in the Mobile County Court had granted a summary judgment in favor of Liberty National in another substantially similar suit in which no cancer claims had been submitted (Boswell v. Liberty National, Case No.: CV-92-3342), which was appealed to the Alabama Supreme Court. On May 13, 1994, the Alabama Supreme Court reversed and remanded Boswell. The Court held the plaintiffs had alleged injury or damages in the form of the additional policy premium payments and these allegations were sufficient to withstand a motion to dismiss. Following this order and pending a petition for rehearing, the Boswell case was settled. Including the McAllister case, only four of the preclass certification individual cancer exchange cases remained active as of June 30, 1994.


     As reported previously, a fairness hearing was held on January 20, 1994, in the Robertson cancer policy exchange class action. Prior to that hearing, class members had been mailed notice of the hearing and the proposed settlement.

     On February 4, 1994, the Circuit Court for Barbour County, Alabama ruled that with a $16 million increase in the total value of the equitable and monetary relief contained in the proposed Robertson settlement (from approximately $39 million to $55 million in total value), the settlement would be fair and would be approved, provided that the parties to the litigation accepted the amended settlement within fourteen days of the issuance of the ruling. On February 17, 1994, the Court extended for two weeks the period for filing objections to or accepting the court's order conditionally approving the class action settlement. On February 22, 1994, the Court entered an order in the Robertson litigation, which delayed any final decision on the proposed class action settlement and various motions to modify it (including motions to delete Torchmark from the settlement release), pending certain specified discovery to be completed within 90 days from the date the order was entered. In the order, the Court directed limited additional discovery regarding whether Torchmark had any active involvement in the cancer policy exchanges. Pending completion of limited additional discovery, the Court reserved jurisdiction and extended the deadline for acceptance or rejection of the modifications set forth in the February 4, 1994 order. On May 6, 1994, the Court entered an order in the Robertson litigation setting a hearing on May 19, 1994, on all outstanding motions in that case.

     On May 26, 1994, the Barbour County Court entered an Order and Final Judgment in the Robertson litigation, making final the findings and conclusions of its February 4, 1994 Order. That Order has been accepted by the parties to the action. The discovery regarding the propriety of Torchmark's release by the settlement agreement was concluded prior to the entry of the Order and Final Judgment, and Torchmark was included in the release.

     In connection  with orders of the  Barbour County Circuit Court,  the $55
million  proposed  amended   settlement  charge  has  been   provided  for  in
Torchmark's 1993 financial reports.

     On July 5, 1994, certain intervenors in the Robertson litigation filed a notice of appeal of the Order and Final Judgment approving class certification and the settlement with the Supreme Court of Alabama.

     Purported class action litigation was filed in December 1993 against Liberty National in the Circuit Court for Mobile County, Alabama asserting fraud and misrepresentation in connection with exclusionary provisions of accident and hospital accident policies sold to persons holding multiple accident policies (Cofield v. Liberty National Life Insurance Company, Case
No.: CV-93-3667). A hearing on class certification in Cofield has been set for September 7, 1994.

     In December 1993, a purported class action alleging fraud in the replacement of certain hospital intensive care policies with policies alleged to have less value with lower benefits was filed seeking unspecified compensatory and punitive damages against Liberty National and Torchmark in the Circuit Court of Mobile County, Alabama (Maples v. Liberty National, Case
No.: CV 93-3694). The Maples litigation has been settled on an individual basis pursuant to a confidential agreement. No class was ever certified. Several individual actions remain pending.

     In July 1994, a purported class action alleging fraudulent and deceitful practices in premium billing and lapses of coverage on a payroll deduction insurance plan was filed in the Superior Court for Gordon County, Georgia against Liberty National (Nicholson v. Liberty National, Civil Action No. 28979). The complaint alleges actual damages in excess of $10 million and punitive damages of not less than $50 million as well as premium reimbursements. No class has been certified and no proceedings of any materiality have occurred in this case. Liberty National believes that it is entitled to remove this case to federal court. Additionally, Liberty National had filed a declaratory judgment action essentially seeking an accounting in this matter in the U.S. District Court for the Northern District of Georgia on the same day Nicholson was filed. Liberty National intends to vigorously defend this action.

     Also in July 1994, a purported class action (Bosarge v. Liberty National, Case No.: CV-94-2177) was filed against Liberty National and Torchmark in the Circuit Court for Mobile County, Alabama which alleges that Liberty National agents have made misrepresentations in connection with converting policyholder accounts to bank budget from other modes of premium payment. The lawsuit claims that agents have represented that insureds would receive additional "free insurance" if they changed to bank budget payment while charges for such "free insurance" were actually made through bank budget payments. Injunctive relief and unspecified actual and punitive damages are sought. No class has been certified and no proceedings of any materiality have occurred in this case. Liberty National intends to vigorously defend this action.


Item 4.  Submission of Matters to a Vote of Security Holders.

     At the annual meeting of stockholders held April 28, 1994 the following matters were submitted to a vote of stockholders (Shares Eligible to Vote 71,904,330; Shares Voted 58,479,391):


1. Election of Directors


     Messrs. J. P. Bryan, Louis T. Hagopian and Harold T. McCormick were elected to additional three year terms on the Board of Directors.


                                       For                 Withheld

                    Bryan            58,076,370            403,021
                    Hagopian         58,075,335            404,056
                    McCormick        57,722,159            757,232



     Messrs. Joseph M. Farley, C. B. Hudson, Joseph L. Lanier, Jr., Joseph W. Morris, George J. Records, R. K. Richey, Yetta G. Samford, Jr. and Keith A. Tucker continue to serve on the Board of Directors.



2. Amendment and Restatement of Incentive Plan


     The Company's 1987 Stock Incentive Plan was amended and restated to (a) increase the number of shares available for issuance under the plan to 11,300,000, (b) extend expiration date of the plan to April 28, 2004, (c) limit to 200,000 the number of shares subject to stock options which could be awarded in any calendar year to an officer or key employee, (d) clarify the ability of the Compensation Committee of the Board of Directors to accelerate vesting of awards and extend the exercise period for stock options following termination of employment or service as a director and (e) authorize the Compensation Committee, in its sole discretion, to settle plan awards in cash or stock upon changes in control.




                                                                     Broker
         For                 Against              Abstain            Non-Vote

         42,401,356          8,383,183            470,847            7,224,005




3.Ratification of Auditors


     KPMG Peat Marwick was approved as the Company's principal independent accountant for 1994.




         For                 Against             Abstain

         57,690,127          228,164             561,100



Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

     Exhibit 11 - Computation of Earnings per
                  common share.

(b) Reports on Form 8-K


     A Form 8-K dated June 6, 1994 reporting the entry of an Order and Final Judgment by the Barbour County Circuit Court in Robertson v. Liberty National Life Insurance Company was submitted during the second quarter of 1994. No financial statements were required to be attached to the Form 8-K.

                          SIGNATURES



     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              TORCHMARK CORPORATION


Date: 8/10/94                    /s/ R. K. Richey
                                 ___________________________________
                                 R. K. Richey, Chairman and Chief Executive
                                 Officer




Date: 8/11/94                    /s/ Gary L. Coleman
                                 ___________________________________
                                 Gary  L. Coleman,  Vice-President and
                                 Chief Accounting Officer