Form 10-Q
period 1994-09-30
TORCHMARK CORP
filed 1994-11-14
CIK 320335

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  September 30, 1994      Commission File Number     1-8052


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

                                                     Yes X  No____

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.



     CLASS                                  OUTSTANDING AT OCTOBER 31, 1994
Common Stock, $1.00 Par Value                            71,529,535

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
                       (Amounts in thousands)

                                                         September 30December 31
                                                         ----------- -----------
                                                             1994        1993
Assets                                                   ----------- -----------
- - ------
Investments:
  Fixed maturities, available for sale, at fair
  value (amortized cost:  1994 - $4,526,820
  1993 - $4,387,026)                                     $4,343,931  $4,579,034
  Equity securities, at fair value
   (cost: 1994 - $33,377; 1993 - $31,221)                    46,076      40,961
  Mortgage loans, at cost (estimated fair
   value:  1994 - $3,215; 1993 - $4,024)                      3,305       4,147
  Investment real estate, at depreciated cost               121,581     110,730
  Policy loans                                              155,311     149,890
  Energy investments                                        333,416     345,805
  Other long-term investments (at fair value)                33,836      26,989
  Short-term investments                                    123,848     183,166
                                                          ----------- ----------
    Total investments                                     5,161,304   5,440,722

Cash                                                          5,886      53,408
Investment in unconsolidated subsidiaries                    85,114      79,319
Accrued investment income                                    64,743      56,801
Other receivables                                           185,496     152,910
Deferred acquisition costs                                  978,937     901,565
Value of insurance purchased                                121,666     131,602
Property and equipment                                      100,234      80,511
Goodwill                                                    170,568     178,645
Other assets                                                108,152      26,432
Separate account assets                                     667,476     544,327
                                                         ----------- ----------
    Total assets                                         $7,649,576  $7,646,242
                                                         =========== ==========
Liabilities and Shareholders' Equity
- - ------------------------------------
Liabilities:
  Future policy benefits                                 $3,880,080  $3,745,416
  Unearned and advance premiums                              93,627      96,206
  Policy claims and other benefits payable                  156,103     159,451
  Other policyholders' funds                                  4,211       4,313
                                                         ----------- ----------
    Total policy liabilities                              4,134,021   4,005,386

  Accrued income taxes                                      266,065     413,072
  Short-term debt                                           154,016     107,108
  Long-term debt (estimated fair value:
    1994 - $765,487; 1993 - $857,715)                       792,627     792,335
  Other liabilities                                         376,817     366,759
  Separate account liabilities                              667,476     544,327
                                                         ----------- ----------
    Total liabilities                                     6,391,022   6,228,987

Shareholders' equity:
  Preferred stock                                                 0       1,000
  Common stock                                               73,784      73,784
  Additional paid-in capital                                138,999     232,432
  Unrealized investment gains, net of tax                   (80,785)    120,138
  Retained earnings                                       1,223,896   1,082,031
  Treasury stock, at cost                                   (97,340)    (92,130)
                                                         ----------- ----------
    Total shareholders' equity                            1,258,554   1,417,255
                                                         ----------- ----------
    Total liabilities and shareholders' equity           $7,649,576  $7,646,242
                                                         =========== ==========

          See accompanying Notes to Consolidated Financial Statements.






                              TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Amounts in thousands, except per share data)



                                  Three months ended      Nine months ended
                                     September 30,           September 30,
                                  --------------------    --------------------
                                     1994        1993        1994        1993
                                  ---------   ---------   ---------   ---------

Revenues:
  Life premium                     $145,463    $139,651    $433,845    $416,442
  Health premium                    186,320     196,362     577,936     603,710
  Other premium                       4,750      46,646      13,066     115,583
                                  ---------   ---------   ---------   ---------
     Total premium                  336,533     382,659   1,024,847   1,135,735

  Financial services revenue         33,747      33,626     105,863     102,451
  Net investment income              79,585      93,983     244,478     292,093
  Energy revenues                    14,293      19,662      47,743      65,140
  Realized investment gains          (1,278)        778       2,013       2,264
  Other income                          409         467       1,455       2,051
                                  ---------   ---------   ---------   ---------
     Total revenue                  463,289     531,175   1,426,399   1,599,734

Benefits and expenses:
  Life policy benefits              101,061      95,665     301,429     283,629
  Health policy benefits            111,486     119,622     345,408     368,130
  Other policy benefits              11,210      34,673      32,326      87,352
                                  ---------   ---------   ---------   ---------
     Total policy benefits          223,757     249,960     679,163     739,111

  Amortization of deferred
    acquisition costs                41,327      47,492     131,255     141,038
  Commissions and premium taxes      33,626      44,502     104,206     133,319
  Financial services expense          9,487       9,848      31,539      34,635
  Energy operations expense           5,376       4,577      10,716      23,340
  Other operating expense            40,602      41,156     121,710     131,814
  Nonoperating expenses                   0           0           0      34,500
  Interest expense                   19,218      19,281      55,374      47,420
                                  ---------   ---------   ---------   ---------
     Total benefits and expenses    373,393     416,816   1,133,963   1,285,177
                                  ---------   ---------   ---------   ---------

  Pre-tax operating income           89,896     114,359     292,436     314,557

Income tax                          (27,768)    (47,018)    (93,980)   (111,269)
Equity in earnings of
  unconsolidated subsidiaries         2,570         296       6,717       1,111
Minority interest in earnings
  of consolidated subsidiaries            0      (3,225)          0     (10,696)
                                  ---------   ---------   ---------   ---------
  Income before cumulative effect of
    of changes in accounting
    principles                       64,698      64,412     205,173     193,703

Cumulative effect of changes in
  accounting principles                   0           0           0      22,444
                                  ---------   ---------   ---------   ---------
  Net income                        $64,698     $64,412    $205,173    $216,147
                                  =========   =========   =========   =========


Net income per share before
  cumulative effect of changes
  in acccounting principles           $0.90       $0.86       $2.83       $2.59
Cumulative effect of changes in
  in accounting principles             0.00        0.00        0.00        0.31
                                  ---------   ---------   ---------   ---------
Net income per share                  $0.90       $0.86       $2.83       $2.90
                                  =========   =========   =========   =========




         See accompanying Notes to Consolidated Financial Statements.






                       TORCHMARK CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOW
                       (Amounts in thousands)


                                                            Nine Months Ended
                                                             September 30,
                                                          ---------------------
                                                             1994        1993
                                                          --------    ---------
Cash provided from operations                              $211,926    $373,749


Cash provided from (used for) investment activities:
  Investments sold or matured:
    Fixed maturities available for sale - sold              411,217     107,327
    Fixed maturities available for sale - matured           690,442     245,763
    Fixed maturities held to maturity - sold                      0      20,276
    Fixed maturities held to maturity - matured                   0     565,980
    Other long-term investments                              70,893      19,013
                                                          ---------   ---------
      Total investments sold or matured                   1,172,552     958,359

  Investments acquired:
    Fixed maturities - available for sale                (1,214,945) (1,427,294)
    Other long-term investments                            (105,674)    (28,590)
                                                          ---------   ---------
      Total investments acquired                         (1,320,619) (1,455,884)

  Net decrease (increase) in short-term investments          59,318     (60,860)
  Sale of stock in affiliate                                      0      27,110
  Purchases of stock of affiliates                                0      (9,187)
  Repayments of loans to affiliates                               0         460
  Additions to properties held for resale                   (78,705)          0
  Disposition of properties                                   3,518         597
  Additions to properties                                   (39,227)    (11,566)
  Dividends from unconsolidated affiliates                      342           0
                                                          ---------   ---------
Cash provided from (used for) investment activities        (202,821)   (550,971)


Cash provided from (used for) financing activities:
  Issuance of common stock                                    4,292       6,358
  Issuance of 7 7/8% Notes                                        0     195,775
  Issuance of 7 3/8% Notes                                        0      98,335
  Other borrowings                                           46,900      65,000
  Repayments of debt                                           (108)   (191,819)
  Acquisition of treasury stock                            (106,054)          0
  Cash dividends paid to shareholders                       (62,309)    (63,696)
  Net receipts from deposit product operations               60,652      69,673
                                                          ---------   ---------
Cash provided from (used for) financing activities          (56,627)    179,626


Net increase (decrease) in cash                             (47,522)      2,404
Cash at beginning of year                                    53,408      18,706
                                                          ---------   ---------
Cash balance at end of period                                $5,886     $21,110
                                                          =========   =========

        See accompanying Notes to Consolidated Financial Statements.



                          TORCHMARK CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Amounts in thousands)

NOTE A - Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include
all  adjustments,  consisting  of   normal  recurring  accruals,  which  are
necessary for a fair presentation of the consolidated financial position at September 30, 1994 and the consolidated results of operations for the period ended September 30, 1994 and 1993.


NOTE B - Acquisition of Preferred Stock

      On March 31, 1994, Torchmark acquired the remaining outstanding shares of its adjustable rate preferred stock at a price of $100 per share plus accrued dividends. The acquisition was completed at an aggregate price of $47 million. The preferred treasury stock was immediately retired.


NOTE C - Acquisition of American Income Holding, Inc.

      Torchmark has commenced a cash tender offer for all of the outstanding common stock of American Income Holding, Inc. for $35 per share or a total purchase price of $565 million. The purchase will result in goodwill of approximately $375 million which will be amortized over 40 years. The purchase will be financed with a combination of bank and monthly income preferred stock financing as well as internal funds.


NOTE  D -  Issuance  of Securities

     In October, 1994, Torchmark and its wholly-owned finance subsidiary Torchmark Capital L.L.C. completed a public offering of eight million shares of 9.18% Cumulative Monthly Income Preferred Securities, Series A ("MIPS") at a face amount of $200 million issued by Torchmark Capital through an
underwriting  syndicate.    The  securities  are  subject   to  a  mandatory
redemption in full at September 30, 2024, although Torchmark may elect to extend the MIPS for up to an additional 20 years if certain conditions are met. They are redeemable at Torchmark's option after September 30, 1999. Torchmark subsequently entered into a ten-year swap agreement with an unaffiliated party whereby Torchmark agreed to pay a variable rate on the $200 million fact amount in exchange for payment of the fixed dividend. In a related transaction, Torchmark purchased a five-year cap on the swap agreement that insures that the variable rate cannot exceed 10.39%. Torchmark pays a yearly fee of $860 thousand for the cap agreement. Net proceeds from the offering of approximately $193 million have been lent from Torchmark Capital to Torchmark to provide part of the financing of the acquisition of American Income Holding, Inc.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              Operating Results

     Net income per share for Torchmark Corporation's ("Torchmark") for the first nine months of 1994 was $2.83, declining 2% over per-share earnings for the same period of 1993 of $2.90. Net income was $205 million in the first nine months of 1994, falling 5% over the prior period. After exclusion of realized investment gains in both periods, net of taxes and related items, per share earnings were $2.87 in 1994, declining slightly from $2.88 in 1993. In comparing period-over-period results, an adjustment should be made to take into account certain nonrecurring energy-related items that added approximately $.07 per share to 1993 earnings. Earnings for 1993 were also reduced because legislation increasing the corporate income tax rate from 34% to 35% resulted in a $.13 charge in the third quarter of 1993 to adjust Torchmark's beginning of year tax liability.

     Because of the disposition of approximately 73% of Vesta Insurance Group, Inc. ("Vesta") in the fourth quarter of 1993, Vesta's operations should be removed from Torchmark's 1993 operations when making comparisons with 1993. Prior to the disposition, Vesta was a wholly-owned subsidiary of Torchmark and Vesta's operations were consolidated with Torchmark's. Since that time, Torchmark's remaining 27% interest in Vesta operations has been reported on the equity method. Also, in comparing year-over-year results of operations, three other unusual items should be noted. Operations in 1993 included a $34.5 million pretax charge, or $22.8 million after-tax, for nonoperating expense consisting of directors' and officers' liability, legal and litigation costs, and guaranty fund assessments. Results for 1993 also included an increase in after-tax earnings of $22.4 million for the adoption of two required accounting standards concerning income taxes and post-retirement health benefits. A final item was Torchmark's acquisition, on October 1, 1993, of the remaining shares of United Investors Management Company ("UIMCO"), representing approximately 17% of that company. Minority interests in the earnings of UIMCO, which amounted to $10.7 million in the 1993 nine months, were not deducted after the acquisition date.

     Torchmark's revenues declined 11%, from $1.6 billion to $1.4 billion. After exclusion of Vesta's revenues in 1993, revenues declined 4% from $1.5 billion to $1.4 billion. Adjusting for Vesta's operations, premium was flat at $1.0 billion. Net investment income declined from $286 million to $244 million, or 15%. The decline in net investment income resulted from lower returns on energy investments, a significant increase in tax-exempt securities, which have lower pretax yields, and lower yields on invested assets. Energy operations revenues declined 27% to $48 million because of the sale of a large energy property in late 1993. A more in-depth discussion of investment and energy operations follows under the appropriate captions. The issuance of two new debt offerings in 1993 caused interest expense to increase 17% to $55 million in the 1994 period.

 Life insurance. Life insurance in Torchmark companies had a profit margin of 28% for the nine months of 1994. Premium for life insurance grew 4% to $434 million in the first nine months of 1994. Annualized life premium in force also rose 6% over the prior year and stood at $641 million at September 30, 1994. Sales of life insurance as measured by annualized premium issued increased 9% to $105 million. Benefits as a percentage of premium increased from 68.1% in 1993 to 69.5% in 1994, primarily as a result of increased mortality on direct response business. Acquisition expense as a percentage of premium was 14.4% in 1994, after a $5.8 million adjustment to deferred acquisition expense in recognition of realized investment gains related to interest-sensitive life insurance products. Acquisition expense as a percentage of premium was 15.0% in 1993. Life insurance in force was $64.7 billion at September 30, 1994, an increase of 7% over the prior year.

     Health insurance. The combined health insurance premium of Torchmark's subsidiaries declined 4% to $578 million for the 1994 nine months. Annualized health insurance premium in force declined $47 million to $787 million at September 30, 1994, or 6% compared to the same date in 1993. Medicare Supplement annualized premium in force, which represented over 74% of total annualized health premium in force at September 30, 1994, declined from $604 million to $581 million over the same period. Annualized premium in force for under-age-65 health insurance declined $24 million or 20% because Torchmark's subsidiaries have reduced their exposure in the past several quarters due to poor profit margins. Sales of Medicare Supplement products declined from $108 million of annualized premium issued in the 1993 nine months to $71 million in 1994. Sales of all individual health products for the nine months declined from $140 million in 1993 to $95 million in 1994. The decline in Medicare Supplement sales is thought to be primarily a result of the confusion surrounding health care reform proposals as well as increased sales competition. Torchmark is seeking approval in most states to sell an attained-age Medicare Supplement product in an effort to meet competition and increase sales.

   Annuities. Policy charges for annuities were $9.6 million in the 1994 nine months compared to $6.8 million for the 1993 nine months, an increase of 41%. These charges are assessed against the annuity account balance periodically for insurance risk, sales, administration, and surrender. Annuities are sold on both a fixed and variable basis. The combined annuity deposit account balance at September 30, 1994 was $1.4 billion, growing 17% over the past year. Fixed annuities grew 2% to $796 million while variable annuities rose 43% to $649 million. Annuity collections were $175 million in the 1994 period, declining 6% over collections of $187 million in the 1993 period.

     Investment. After adjusting for Vesta's investment income, Torchmark's investment income for the 1994 nine months declined $41 million or 15% from the 1993 period due to lower returns from energy investments, an increase in holdings of tax-exempt securities, and lower yields on the investment portfolio. Although a decline in yield was experienced, average invested assets grew 3.9% during the same periods excluding Vesta. The decline in returns from energy investments, which accounted for $25 million of the decrease in investment income, was primarily a result of completion of the development in late 1993 of the Black Warrior basin, a coalbed methane gas investment in Alabama. In 1993, costs associated with this project were capitalized as developmental costs. In 1994, all costs were charged as incurred. Benefits from this development are derived from Section 29 tax credits that are not reflected in investment income. Another factor in the decline was lower energy prices in 1994.

     The relative attractiveness of tax-exempt securities improved in 1994 because of the increase in corporate tax rates. While pretax returns on tax-exempts are lower than taxables, net after-tax returns are higher. Torchmark's holdings in tax-exempt securities represented 15% of total investments at September 30, 1994, compared to 11% at year-end 1993. Tax-equivalent investment income for the insurance companies, excluding energy income and Vesta, was $260 million in the 1994 period compared to $258 million for the 1993 nine months.

     Declining interest rates during 1993 encouraged refinancing of mortgages, causing increased GNMA prepayments in 1993 and early 1994. These funds were then reinvested at the much lower prevailing rates, causing a reduction in Torchmark's investment income in late 1993 and throughout 1994. It is estimated that the increased GNMA repayments reduced investment income $19.5 million in the first nine months of 1994 and $5.4 million in the same period of 1993, resulting in a period-over-period reduction of $14.1 million.

     The rise in interest rates during the first nine months of 1994 allowed Torchmark to invest new funds in slightly higher yielding investments than in the comparable nine-month period of 1993. Torchmark's subsidiary insurance companies made permanent acquisitions at an average tax-equivalent yield of 7.24% in the 1994 nine-month period compared to 6.73% in the 1993 period. However, the increase in rates also caused the market value of Torchmark's fixed-maturity investments to decline during 1994 resulting in a $201 million writedown of shareholders' equity, net of related taxes and deferred acquisition costs. At September 30, 1994, the book value of Torchmark's fixed maturities was $4.5 billion, compared to $4.4 billion at year-end 1993. At September 30, 1994, book value exceeded market by $161 million. The average life of the investment portfolio was extended because of a reduction in expected prepayments of mortgage-backed holdings and the acquisition of longer term securities. At September 30, 1994, the average life of Torchmark's subsidiary insurance company investment portfolios was 7.7 years, compared with 6.0 years at year-end 1993.

     Financial services. Financial services revenues grew 3.3% to $106 million for the first six months of 1994 over the prior-year period. This increase was achieved even though the maximum sales charge on the United Funds was reduced in the third quarter of 1993 to improve competitive position. The reduced sales charges were more than offset by a 13% growth in management fee income to $53 million. Average assets under management increased 12% in the 1994 period versus the 1993 period. Assets under management were $14.7 billion at September 30, 1994, $14.5 billion at year-end 1993, and $13.8 billion at September 30, 1993. While these assets grew consistently during 1993, the higher interest rates experienced during the 1994 nine months caused lower security values, which limited the 1994 growth in assets under management. Investment product sales rose 1% to $925 million in the 1994 nine months as United Fund sales declined 2% to $696 million, Waddell & Reed Fund sales rose 35% to $87 million, and variable annuity sales declined 2% to $142 million. Financial services margins improved in the 1994 period over the prior-year period. Financial services direct expenses decreased 9% over the prior-year period to $32 million, declining to 29.8% of revenues in 1994 versus 33.8% in 1993. In addition, general and administrative expenses decreased as a percentage of revenues from 15.7% in 1993 to 14.1% in 1994. A major reason for the direct expense improvement was the implementation in late 1993 of a 12b-1 service fee by the United Funds which is used to reimburse Waddell & Reed for some of its shareholder servicing expense.

  Energy. Energy operations revenues for the first six months of 1994 declined 27% to $48 million. The reduction in property revenues resulting from the disposition of $84 million in producing properties in the fourth quarter of 1993 accounted for the decline in energy revenues. Net revenues from product marketing operations rose 111% in the 1994 period, rising to $14.5 million. Expenses for energy operations declined in 1994, largely because of the elimination of expenses related to the previously-mentioned disposed properties. Profit margins for energy operations were stable year over year. As a percentage of energy operations revenue, pretax operating income was 16.3% in the 1994 period compared to 16.7% in same period of 1993.


                             Financial Condition

     Liquidity. Torchmark's liquidity is represented by a positive cash flow, marketable investments, and the availability of a line of credit facility. Torchmark's cash inflows from operations, after deduction of current operating requirements, and including net cash inflows from deposit product operations were $273 million in the first nine months of 1994 compared to $443 million in the same period of 1993. In addition, Torchmark received $690 million in fixed-maturity repayments during the 1994 period which were either scheduled maturities or unscheduled GNMA principal repayments. Excess cash flow from operations and investment sales is generally reinvested.

     At September 30, 1994, Torchmark had $130 million in cash and short-term investments, compared to $237 million at the end of the previous year. These assets represented 1.7% of Torchmark's total assets at September 30, 1994. In addition, Torchmark's entire portfolio of fixed-income and equity securities, in the amount of $4.4 billion at market value on September 30, 1994, is available for sale should a need arise.

     Torchmark's line of credit facility provides credit up to a maximum amount of $250 million. Terms of the facility permit borrowing up to the maximum amount at variable interest rates. Torchmark is subject to certain covenants regarding capitalization and earnings, with which Torchmark was in full compliance at September 30, 1994. At that date, Torchmark had outstanding $135 million on the facility.

  Acquisition. On September 15, 1994, Torchmark and American Income Holding, Inc. ("American Income") signed a definative merger agreement whereby
Torchmark agreed to acquire American Income for $35 per share or a total purchase price of approximately $565 million. Under the agreement, Torchmark commenced a cash tender for all the outstanding common shares of American Income, subject to a minimum condition that Torchmark acquire at least 51% of the shares and subject to regulatory approval. The offer and merger have been approved by the directors of American Income. It is expected that the merger will be completed in 1994. Torchmark plans to finance the acquisition by the issuance of $200 million of preferred stock, $175 million of additional bank debt, the sale of investments, and internally generated funds.

   Capital resources. On October 11, 1994, Torchmark issued 8 million shares $200 million face amount Cumulative Monthly Income Preferrred Securities, Series A ("MIPS") at an annual dividend rate of 9.18%. The MIPS are subject to a mandatory redemption in full at September 30, 2024, although Torchmark may elect to extend the MIPS for up to an additional 20 years if certain conditions are met. They are redeemable at Torchmark's option after September 30, 1999. While obligated to pay dividends at a fixed rate of 9.18%, Torchmark subsequently entered into a ten-year interest-rate swap agreement with an unaffiliated party whereby Torchmark agreed to pay a variable rate on the $200 million face amount in exchange for payment of the fixed dividend. Additionally, Torchmark acquired a five-year interest-rate cap on the swap agreement that insures the variable rate cannot exceed 10.39%. At October 31, 1994, the variable rate was 6.64%. Net proceeds from the issue, which were $193 million after issue expenses, will be used to acquire AIH.

     Torchmark's debt outstanding rose from $899 million at year-end 1993 to $947 million at September 30, 1994. The increase resulted from $28 million additional borrowings on Torchmark's line of credit and $19 million of energy borrowings. The percentage of debt to total capitalization was 43% at September 30, 1994, compared to 39% at year-end 1993. The 4% increase in the debt-to-capitalization ratio resulted partially from the increase in debt and partially from a decline in shareholders' equity.

     Torchmark's shareholders' equity was $1.26 billion at September 30, 1994, decreasing $159 million or 11% since 1993 year end. The decline in equity was a result of two factors. The first factor was share purchases. Acquisition of the remaining outstanding Torchmark adjustable-rate preferred stock on March 31, 1994 at a cost of $47 million resulted in a reduction in shareholder's equity in the same amount. Acquisition of 1.5 million Torchmark common shares during the period at a cost of $59 million caused a reduction in shareholders' equity in the amount of that cost.

     The second factor in the decline in shareholders' equity related to the change in market value of Torchmark's fixed investments caused by the increase in interest rates during the nine-month period ended September 30, 1994. This decline in value resulted in a decrease in shareholders' equity of $201 million, net of the related adjustment to deferred acquistion costs and taxes. Without the required market value writedown and the share repurchases, shareholders' equity would have increased $149 million. Book value per share was $17.60 at September 30, 1994, compared to $18.80 at December 31, 1993 and $16.72 at September 30, 1993. Book value per share would have been $18.88 at September 30, 1994 without the required market value writedown. Annualized return on common equity was 20.7% for the 1994 nine-month period compared to 25.7% for the same period of 1993.



                          Item 1.  Legal Proceedings

     Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. Many of these lawsuits involve claims for punitive damages. In particular, Torchmark's subsidiary, Liberty National Life Insurance Company ("Liberty National"), is a party to a number of such actions which seek punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. Some of such actions involving Liberty National also name Torchmark as a defendant. As of September 30, 1994, Liberty National was a party to approximately 132 active lawsuits (excluding employment-related litigation, interpleaders and stayed cases), more than 100 of which were Alabama proceedings in which punitive damages were sought. Two of these cases in which punitive damages are sought are scheduled for trial in Alabama state courts prior to December 31, 1994, additional pending cases have not yet been scheduled for trial, and one case is in trial as of the date of execution of this Form 10-Q in a state court in Alabama. The frequency of large punitive damages awards bearing little or no relation to actual damages continues to increase.

     As previously reported in the Form 10-K for the fiscal year ended December 31, 1993 and the Forms 10-Q for the first and second quarters of 1994, litigation was filed in May 1992 against Liberty National in the Circuit Court for Barbour County, Alabama (Robertson v. Liberty National, Case No.:
CV-92-021). This suit was amended in October 1992 to include claims on behalf of a class of Liberty National policyholders alleging fraud in the exchange of certain cancer insurance policies. The complaint sought substantial equitable and injunctive relief and unspecified compensatory and punitive damages. A policyholder class was certified by the Barbour County Court in March 1993. Additionally, subsequent to the class certification, a number of individual lawsuits based on substantially the same allegations as in Robertson were filed by plaintiffs in Alabama, Georgia, Florida and Mississippi. Four additional class action suits also based upon substantially the same allegations as in Robertson were filed in Mobile County, Alabama (Adair v. Liberty National, Case No.: 93-958 and Lamey v. Liberty National, Case No.: CV 93-1256) and in Polk County, Florida (Howell v. Liberty National, Case No.:
GC-G 93-2023 and Scott v. Liberty National, Case No.: GC-G 93-2415) after the class certification. Lamey, Howell and Scott have been settled on an individual basis. Adair is presently stayed as to those claims pending the outcome of Robertson.

     On October 25, 1993, a jury in the Circuit Court for Mobile County, Alabama rendered a one million dollar verdict ($1,000 actual damages) against Liberty National in McAllister v. Liberty National, Case No.: CV-92-4085, one of twenty-five suits involving cancer policy exchanges which were filed prior to class certification in the Barbour County litigation and therefore were excluded from the Robertson class action. Liberty National filed appropriate post-judgment motions and has appealed the McAllister verdict. Previously, another judge in the Mobile County Court had granted a summary judgment in favor of Liberty National in another substantially similar suit in which no cancer claims had been submitted (Boswell v. Liberty National, Case No.:
CV-92-3342), which was appealed to the Alabama Supreme Court. On May 13, 1994, the Alabama Supreme Court reversed and remanded Boswell. The Court held the plaintiffs had alleged injury or damages in the form of the additional policy premium payments and these allegations were sufficient to withstand a motion to dismiss the complaint. Following this order and pending a petition for rehearing, the Boswell case was settled. Including the McAllister case, only four of the preclass certification individual cancer exchange cases remained active as of September 30, 1994.

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

     On May 26, 1994, the Barbour County Court entered an Order and Final Judgment in the Robertson litigation, making final the findings and conclusions of its February 4, 1994 Order. That Order has been accepted by the parties to the action. The discovery regarding the propriety of Torchmark's release by the settlement agreement was concluded prior to the entry of the Order and Final Judgment, and Torchmark was included in the release given on behalf of the class.

     In connection with orders of the Barbour County Circuit Court, the $55 million proposed amended settlement charge was provided for in Torchmark's 1993 financial reports.

     On July 5, 1994, certain intervenors in the Robertson litigation filed a notice of appeal of the Order and Final Judgment approving class certification and the settlement with the Supreme Court of Alabama. The appeal is currently pending.

     Purported class action litigation was filed in December 1993 against Liberty National in the Circuit Court for Mobile County, Alabama asserting fraud and misrepresentation in connection with exclusionary provisions of accident and hospital accident policies sold to persons holding multiple accident policies (Cofield v. Liberty National Life Insurance Company, Case
No.: CV-93-3667). A hearing on class certification in Cofield has been postponed and has not been rescheduled.

     On March 17, 1994, litigation was filed against Liberty National, a subsidiary of Torchmark, certain officers and present and former directors of Torchmark, and KPMG Peat Marwick, independent public accountants of Torchmark and its subsidiaries, in the Circuit Court for Marion County, Alabama (Miles
v. Liberty National, Civil Action No. CV-94-67). The lawsuit asserts that it is brought on behalf of a class composed of the shareholders of Torchmark. The complaint alleges a failure to timely and adequately report alledgedly material contingent liabilities arising out of insurance policy litigation involving Liberty National. Compensatory and punitive damages in an unspecified amount are sought.

     In April 1994, the complaint in Miles was amended to add an additional shareholder plaintiff and to name Torchmark as a defendant. A motion for recusal of the trial judge is presently pending in the Miles. A second similar action (Oakley v. Torchmark, Case No. CV-94-47) was filed on August 16, 1994 in the Circuit Court for Bibb County, Alabama. No class has currently been certified. Torchmark, Liberty National and the individual defendants intend to vigorously defend these actions.

     In July 1994, a purported class action alleging fraudulent and deceitful practices in premium billing and lapses of coverage on a payroll deduction insurance plan was filed in the Superior Court for Gordon County, Georgia against Liberty National (Bryant v. Liberty National, Civil Action No.
28979). The complaint alleges actual damages in excess of $10 million and punitive damages of not less than $50 million as well as premium reimbursements. No class has been certified and no proceedings of any materiality have occurred in this case. Liberty National has removed this case to federal court. Additionally, Liberty National had filed a declaratory judgment action essentially seeking an accounting in this matter in the U.S. District Court for the Northern District of Georgia on the same day Bryant was filed. Liberty National intends to vigorously defend the Bryant action.

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


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

         Exhibits 11 - Computation of Earnings per share

     (b) Reports on Form 8-K

          (i) A Form 8-K dated September 29, 1994 reporting the execution of a definitive Agreement and Plan of Merger, pursuant to which a Torchmark subsidiary commenced a cash tender offer for all the
          outstanding   common  stock   of  American   Income  Holding,   Inc.
          ("American  Income")  was  filed  in   the  third  quarter  of  1994.
          Financial statements filed as a part of this Form 8-K included:


             (a) historical Consoldiated Financial Statements of American Income as of December 31, 1992 and 1993 and for each of the three years ended December 31, 1993;


             (b) historical Consolidated Financial Statements of American Income as of June 30, l994 and for the three-month and six-month periods ended June 30, 1994; and


             (c) Pro Forma Consolidated Condensed Financial Statements (Unaudited) of Torchmark and American Income.


          (ii) A Form 8-K dated September 30, 1994 was filed to submit as an exhibit the Torchmark Capital L.L.C. Underwriting Agreement Standard Provisions (Preferred Securities), dated September 30,1994. No financial statements were required to be attached to this Form 8-K.






                          SIGNATURES



     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              TORCHMARK CORPORATION


Date: 11/10/94                   /s/ R. K. Richey
                                 ___________________________________
                                 R. K. Richey, Chairman and Chief Executive
                                 Officer




Date: 11/10/94                   /s/ Gary L. Coleman
                                 ___________________________________
                                 Gary  L. Coleman,  Vice-President and
                                 Chief Accounting Officer