Form 10-K
period 1994-12-31
TORCHMARK CORP
filed 1995-03-24
CIK 320335

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended                          Commission file number
      December 31, 1994                                      1-8052

                             TORCHMARK CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                        63-0780404
 (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

 2001 Third Ave. South, Birmingham, AL                      35233
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

               Registrant's telephone number, including area code:
                                (205) 325-4200

          Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS           CUSIP NUMBER:           ON WHICH REGISTERED:

Common Stock, $1.00 Par           891027104           New York Stock Exchange
         Value                                        The International Stock
                                                     Exchange, London, England

           Securities registered pursuant to Section 12(g) of the Act:
                                     None

           Securities reported pursuant to Section 15(d) of the Act:

       TITLE OF EACH CLASS:                            CUSIP NUMBER
       8 5/8% Sinking Fund Debentures due 2017         891027 AB 0
       9 5/8% Senior Notes due 1998                    891027 AD 6
       8 1/4% Senior Debentures due 2009               891027 AE 4
       7 7/8% Notes due 2023                           891027 AF 1
       7 3/8% Notes due 2013                           891027 AG 9

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

 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE
                          REGISTRANT: $2,986,844,056

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON
                  STOCK, AS OF FEBRUARY 21, 1995: 71,541,175

                      DOCUMENTS INCORPORATED BY REFERENCE

 PROXY STATEMENT FOR ANNUAL MEETING OF STOCKHOLDERS TO BE HELD APRIL 27, 1995,
                                   PART III

                    INDEX OF EXHIBITS (PAGES 64 THROUGH 66)
                     TOTAL NUMBER OF PAGES INCLUDED ARE 73

                                    PART 1

                               ITEM 1. BUSINESS

  Torchmark Corporation ("Torchmark"), an insurance and diversified financial services holding company, was incorporated in Delaware on November 19, 1979, as Liberty National Insurance Holding Company. Through a plan of reorganization effective December 30, 1980, it became the parent company for the businesses operated by Liberty National Life Insurance Company ("Liberty") and Globe Life And Accident Insurance Company ("Globe"). United American Insurance Company ("United American"), Waddell & Reed, Inc. ("W&R") and United Investors Life Insurance Company ("UILIC") along with their respective subsidiaries were acquired in 1981. The name Torchmark Corporation was adopted on July 1, 1982. Family Service Life Insurance Company ("Famlico") was purchased in July, 1990, and American Income Holding, Inc., whose primary insurance subsidiary is American Income Life Insurance Company ("American Income") was purchased in November, 1994.

  The following list itemizes Torchmark's principal subsidiaries and a description of the subsidiaries' business:

  Liberty--offers individual life and health insurance and annuities through a home service sales force.

  Globe--offers individual life and health insurance through direct response and independent agents.

  United American--offers Medicare Supplement and other individual health, life and annuity products through independent agents.

  American Income--offers individual supplemental life and fixed-benefit accident and health insurance through sponsored marketing programs with labor union locals, credit unions and other associations.

  Famlico--markets life insurance and annuities to fund prearranged funerals.

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

  Torch Energy--provides management services with respect to oil and gas production and development; and engages in energy property acquisitions and dispositions, oil and gas product marketing, and well operations

Additional information concerning industry segments may be found in
- -------------------------------------------------------------------
Management's Discussion and Analysis and in Note 16--Industry Segments in the
- -----------------------------------------------------------------------------
Notes to Consolidated Financial Statements.
- -------------------------------------------

                                   INSURANCE

LIFE INSURANCE

  Torchmark's insurance subsidiaries; Liberty, Globe, United American, American Income, UILIC, and Famlico, write a variety of nonparticipating ordinary life insurance products. These include whole-life insurance in the form of traditional and interest-sensitive, term life insurance, and other life insurance. The following table presents selected information about Torchmark's life products:

                                          (AMOUNTS IN THOUSANDS)
                                   ANNUALIZED                 ANNUALIZED
                                 PREMIUM ISSUED            PREMIUM IN FORCE
                           -------------------------- --------------------------
                             1994     1993     1992     1994     1993     1992
                           -------- -------- -------- -------- -------- --------
Whole life:
 Traditional.............. $ 63,108 $ 55,265 $ 59,441 $445,025 $312,905 $311,605
 Interest-sensitive.......   34,633   34,211   39,087  171,264  160,824  154,518
Term......................   48,392   36,303   30,652  167,973  129,815  115,014
Other.....................    3,700    2,654    2,546   12,693    9,112    6,947
                           -------- -------- -------- -------- -------- --------
                           $149,833 $128,433 $131,726 $796,955 $612,656 $588,084
                           ======== ======== ======== ======== ======== ========

  Life insurance products are sold through a variety of distribution channels, including home service agents, independent agents, exclusive agents, and direct response. These methods are discussed in more depth under the heading "Marketing." The following table presents life annualized premium issued by marketing method:

                                          (AMOUNTS IN THOUSANDS)
                                   ANNUALIZED                 ANNUALIZED
                                 PREMIUM ISSUED            PREMIUM IN FORCE
                           -------------------------- --------------------------
                             1994     1993     1992     1994     1993     1992
                           -------- -------- -------- -------- -------- --------
Direct response........... $ 48,267 $ 36,031 $ 26,228 $154,130 $133,782 $117,950
Home service..............   51,461   48,474   54,161  291,813  282,059  278,738
Independent agents........   24,894   22,335   20,199  101,721   94,392   87,109
Exclusive agents..........   25,211   21,593   31,138  249,291  102,423  104,287
                           -------- -------- -------- -------- -------- --------
                           $149,833 $128,433 $131,726 $796,955 $612,656 $588,084
                           ======== ======== ======== ======== ======== ========

  Permanent insurance products sold by Torchmark affiliates build cash values which are available to policyholders. Policyholders may borrow such funds using the policies as collateral. The aggregate value of policy loans outstanding at December 31, 1994 was $182 million and the average interest rate earned on these loans was 6.03% in 1994. Interest income earned on policy loans was $10.0 million in 1994, $9.1 million in 1993 and $8.6 million in 1992. Torchmark had 154 thousand and 140 thousand policy loans outstanding at year-end 1994 and 1993, respectively.

  The availability of cash values contributes to voluntary policy terminations by policyholders through surrenders. Torchmark's life insurance products may be terminated or surrendered at the election of the insured at any time, generally for the full cash value specified in the policy. Specific surrender procedures vary with the type of policy. For certain policies this cash value is based upon a fund less a surrender charge which decreases with the length of time the policy has been in force. This surrender charge is either based upon a percentage of the fund or a charge per $1,000 of face amount of insurance. The schedule of charges may vary by plan of insurance and, for some plans, by age of the insured at issue. Torchmark's ratio of aggregate face amount voluntary terminations to the mean amount of life insurance in force was 14.7% in 1994, 14.9% in 1993, and 15.4% in 1992.

  The following table presents an analysis of changes to Torchmark's life insurance business in force:

                                              (AMOUNTS IN THOUSANDS)
                                 1994                   1993                   1992
                         ---------------------  ---------------------  ---------------------
                         NUMBER OF  AMOUNT OF   NUMBER OF  AMOUNT OF   NUMBER OF  AMOUNT OF
                         POLICIES   INSURANCE   POLICIES   INSURANCE   POLICIES   INSURANCE
                         --------- -----------  --------- -----------  --------- -----------
In force at January 1,..   8,110   $61,366,933    8,028   $58,306,295    7,972   $56,110,751
New issues..............   1,147    14,958,141      944    12,240,245      827    11,067,341
Business acquired.......     595     8,983,055      -0-           -0-      -0-           -0-
Other increases.........       1        10,961      -0-        35,530      -0-       204,094
Death benefits..........    (105)     (228,354)    (102)     (213,785)     (99)     (199,131)
Lapses..................    (688)   (8,940,980)    (625)   (7,817,201)    (549)   (7,743,902)
Surrenders..............    (106)   (1,048,117)    (106)   (1,082,962)    (113)   (1,091,863)
Other decreases.........     (41)     (243,425)     (29)     (101,189)     (10)      (40,995)
                           -----   -----------    -----   -----------    -----   -----------
In force at December
 31,....................   8,913   $74,858,214    8,110   $61,366,933    8,028   $58,306,295
                           =====   ===========    =====   ===========    =====   ===========
Average policy size (in
 dollar amounts)........           $     8,399            $     7,567            $     7,263
                                   ===========            ===========            ===========

HEALTH INSURANCE

  Liberty, Globe, United American and American Income offer an assortment of health insurance products. These products are generally classified into three categories: (1) Medicare Supplement, (2) cancer and (3) hospital, surgical, accident, and other. United American Medicare Supplement products are sold by United American, Globe, Liberty and W&R agents. They provide reimbursement for certain expenses not covered under the Medicare program. One feature available under United American's policy is an automatic claim processing system for Medicare Part B benefits, whereby policyholders do not have to file claim forms because they are paid directly by United American from Medicare records.

  Liberty, Globe and United American offer cancer policies on a guaranteed-renewable basis. These policies provide benefits for hospital stay, radiation, chemotherapy, surgery, physician, medication, and other expenses related to cancer. There are certain per diem, per procedure, and other payment limitations.

  A variety of hospital, surgical, and other medical expense policies are issued on a guaranteed-renewable basis by Liberty, Globe, and United American. In addition, certain accident policies are issued by Liberty, Globe and American Income.

  The following table presents health annualized premium information for the three years ending December 31, 1994 by product category:

                                          (AMOUNTS IN THOUSANDS)
                                   ANNUALIZED                 ANNUALIZED
                                 PREMIUM ISSUED            PREMIUM IN FORCE
                           -------------------------- --------------------------
                             1994     1993     1992     1994     1993     1992
                           -------- -------- -------- -------- -------- --------
Medicare Supplement....... $ 87,547 $136,050 $156,170 $572,221 $600,536 $580,509
Cancer....................    8,101   10,012   18,353  114,495  105,773  109,483
Hospital, surgical,
 accident, and other......   25,534   29,966   50,382  120,871  117,073  142,496
                           -------- -------- -------- -------- -------- --------
                           $121,182 $176,028 $224,905 $807,587 $823,382 $832,488
                           ======== ======== ======== ======== ======== ========

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

                              (AMOUNTS IN THOUSANDS)        (AMOUNTS IN MILLIONS)
                                   COLLECTIONS                 DEPOSIT BALANCE
                         FOR THE YEAR ENDED DECEMBER 31,       AT DECEMBER 31,
                         -------------------------------- --------------------------
                            1994       1993       1992      1994     1993     1992
                         ---------- ---------- ---------- -------- -------- --------
Fixed annuities......... $   43,339 $   46,573 $   69,381 $  801.2 $  782.8 $  755.7
Variable annuities......    196,105    213,982    125,688    692.8    529.7    282.0
                         ---------- ---------- ---------- -------- -------- --------
                           $239,444   $260,555   $195,069 $1,494.0 $1,312.5 $1,037.7
                         ========== ========== ========== ======== ======== ========

INVESTMENTS

  The nature, quality, and percentage mix of insurance company investments are regulated by state laws that generally permit investments in qualified municipal, state, and federal government obligations, corporate bonds, preferred and common stock, real estate, and mortgages where the value of the underlying real estate exceeds the amount of the loan. The investments of Torchmark's insurance subsidiaries, which are substantially all of Torchmark's investments, consist predominantly of high-quality, investment-grade securities. Fixed maturities represented 84% of total investments at December 31, 1994. Approximately 47% of fixed maturity investments were securities guaranteed by the United States Government or its agencies or investments that were collateralized by U.S. government securities. More than 83% of these investments were in GNMA securities that are backed by the full faith and credit of the United States government. The remainder of these government investments were U.S. Treasuries or collateralized mortgage obligations ("CMO's") that are fully backed by GNMA's. (See Note 3--Investment Operations
                                            ---------------------------------
in Notes to Consolidated Financial Statements and Management's Discussion and
- -----------------------------------------------------------------------------
Analysis.)
- ---------

  The following table presents an analysis of Torchmark's fixed maturity investments at December 31, 1994. All of the securities are classified as available for sale and are, therefore, reported at fair market value.

                                                               AMOUNT
                                                           (IN THOUSANDS)   %
                                                           -------------- -----
       Securities of U.S. Government......................   $   84,626     1.9%
       GNMA and MBS backed by GNMA collateral.............    1,951,615    44.4
       Other U.S. Government guaranteed...................       17,130     0.4
       Other investment grade.............................    2,313,398    52.7
       Non-investment grade corporates....................       25,490     0.6
                                                             ----------   -----
                                                             $4,392,259   100.0%
                                                             ==========   =====

  The following table presents Torchmark's fixed maturity investments at December 31, 1994 on the basis of ratings as determined primarily by Moody's Investors Services. Standard and Poor's bond ratings are used when Moody's ratings are not available. Ratings of BAA and higher (or their equivalent) are considered investment grade by the rating services.

                                                               AMOUNT
                             RATING                        (IN THOUSANDS)   %
                             ------                        -------------- -----
       AAA................................................   $2,695,344    61.3%
       AA.................................................      416,523     9.5
       A..................................................    1,084,678    24.7
       BAA................................................      145,985     3.3
       BA.................................................       13,273     0.3
       B..................................................        2,708     0.1
       Less than B........................................        3,995     0.1
       Not rated..........................................       29,753     0.7
                                                             ----------   -----
                                                             $4,392,259   100.0%
                                                             ==========   =====

  The following table presents the fixed maturity investments of Torchmark's insurance subsidiaries at December 31, 1994 on the basis of ratings as determined by the National Association of Insurance Commissioners ("NAIC"). Categories one and two are considered investment grade by the NAIC.

                                        AMOUNT
                    RATING          (IN THOUSANDS)   %
             --------------------   -------------- -----
             1. Highest quality......$4,196,392    96.0%
             2. High quality.........   150,925     3.4
             3. Medium quality.......    16,236     0.4
             4. Low quality..........     5,145     0.1
             5. Lower quality........     3,314     0.1
             6. In or near default...       195     -0-
                                     ----------   -----
                                     $4,372,207   100.0%
                                     ==========   =====

  Securities are assigned ratings when acquired. All ratings are reviewed and updated at least annually. Specific security ratings are updated as information becomes available during the year.

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

  Each life insurance subsidiary requires medical examinations of applicants for life insurance in excess of certain prescribed amounts. These are graduated according to the age of the applicant and may vary with the kind of insurance. The maximum amount of insurance issued without medical examination varies by company: for Globe and American Income, it is $100,000 through age 40; and for Liberty and UILIC, it is $99,999 through age 50. These maximums decrease at higher ages, with medical examinations becoming mandatory at the respective companies except American Income at ages 65, 61, and 80. The companies request medical examinations of all applicants, regardless of age or amount, if information obtained from the application or other sources indicates that such an examination is warranted.

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

REINSURANCE

  As is customary among insurance companies, Torchmark's insurance subsidiaries cede insurance to other unaffiliated insurance companies on policies they issue in excess of the companies' retention limits. Reinsurance is an effective method for keeping insurance risk within acceptable limits. In the event insurance business is ceded, the insurance subsidiary remains contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations it assumes (See Note 15--Commitments and
                                          -----------------------------
Contingencies in Notes to Consolidated Financial Statements and Schedule IV--
- -----------------------------------------------------------------------------
Reinsurance [Consolidated]).
- ---------------------------

RESERVES

  The life insurance policy reserves reflected in Torchmark's financial statements as future policy benefits are calculated based on generally accepted accounting principles. These reserves, with the addition of premiums to be received and the interest thereon compounded annually at assumed rates, must be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and persistency assumptions used in the calculations of reserves are based on company experience. Similar reserves are held on most of the health policies written by Torchmark's insurance subsidiaries, since these policies generally are issued on a guaranteed-renewable basis. A complete list of the assumptions used in the calculation of Torchmark's reserves are reported in the financial statements (See Note 8--Future Policy
                                                  --------------------------
Benefit Reserves in the Notes to Consolidated Financial Statements). Reserves
- -------------------------------------------------------------------
for annuity products consist of the policyholders' account values and are increased by policyholder deposits and interest credits and are decreased by policy charges and benefit payments.

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

  Torchmark's insurance subsidiaries are not committed or obligated in any way to accept a fixed portion of the business submitted by any independent agents. All policy applications, both new and renewal, are subject to approval and acceptance by the particular subsidiary. Torchmark is not dependent on any single agent or any small group of independent agents, the loss of which would have a materially adverse effect on insurance sales.

  Liberty markets its products through home service agents operating in Alabama, Florida, Georgia, Mississippi, South Carolina and Tennessee. Home service agents are responsible for sales in a geographical area and remain in contact with policyholders to provide continuing service. Within these states, Liberty maintained 118 district offices which employed approximately 3,000 agency personnel as of December 31, 1994.

  Globe's agents, who primarily sell health insurance, are independent contractors working out of branch offices. Globe's sales organization consists of 64 branch sales offices from which approximately 800 licensed agents operate and approximately 4,500 agents that sell life insurance in special markets. Globe markets modified whole-life and term insurance primarily through direct response solicitation. In 1994, over $6.1 billion or 93% of the face amount of life insurance sold by Globe was sold through direct response methods.

  UILIC's sales are generated principally through the W&R sales force under a general agency contract in conjunction with W&R's financial planning services. In addition, UILIC sells through unaffiliated brokers. In 1994 W&R sales representatives produced 90% of UILIC's annualized life insurance premium and 99% of annuity deposits.

  United American markets its products through approximately 53,000 licensed representatives in 49 states, the District of Columbia, Puerto Rico and Canada. United American's Medicare Supplement insurance products are also marketed by Globe, W&R and Liberty.

  American Income markets its products through approximately 1,300 exclusive agents in 49 states and Canada.

  Famlico markets its life insurance and annuity products to fund prearranged funeral agreements through a force of approximately 1,000 independent career agents representing approximately 310 funeral homes in 21 states.

RATINGS

  The following list indicates the ratings currently held by Torchmark's five largest insurance companies as rated by A.M. Best Company:

       Liberty National Life Insurance Company    A++ (Superior)
       Globe Life And Accident Insurance Company  A++ (Superior)
       United Investors Life Insurance Company    A++ (Superior)
       United American Insurance Company          A+  (Superior)
       American Income Life Insurance Company     A   (Excellent)

  These same insurance companies with the exception of American Income are each rated by Standard & Poor's Corporation as AAA(Superior), which is their highest rating. American Income is not rated by Standard & Poor's Corporation. A.M. Best states that it assigns A++ and A+ (Superior) ratings to those companies which, in its opinion, have achieved superior overall performance when compared to the norms of the life/health insurance industry. A++ and A+ (Superior) companies have a very strong ability to meet their policyholder and other contractual obligations over a long period of time. A.M. Best states that it assigns A (Excellent) ratings to those companies which, in its opinion, have demonstrated excellent overall performance when compared to the norms of the life/health insurance industry. A (Excellent) companies have a very strong ability to meet their obligations to policyholders over a long period of time. Standard & Poor's Corporation assigns a superior or AAA rating to those companies who have superior financial security on an absolute and relative basis and whose capacity to meet policyholder obligations is overwhelming under a variety of economic and underwriting conditions. In September, 1994, A.M. Best announced that it had placed the ratings of Liberty National, Globe, United Investors, and United American under review.

                               ASSET MANAGEMENT

  Torchmark conducts its asset management and financial services businesses through United Management and its subsidiaries. This segment consists of two primary activities: (1) mutual fund distribution and management and (2) energy operations.

MUTUAL FUNDS

  Torchmark's mutual fund operations are carried out by W&R, a subsidiary of United Management, which markets and manages the sixteen mutual funds in the United Group of Mutual Funds, the five mutual funds in the Waddell & Reed Fund, Inc. ("W&R Funds"), the nine mutual funds in the TMK/United Fund, Inc. ("TMK/United Funds"), and the two mutual funds in the Torchmark Fund ("Torchmark Funds"). These funds were valued as follows at December 31, 1994 and 1993:

                                                         (AMOUNTS IN
                                                          MILLIONS)
                                                       1994      1993
                                                     --------- ---------
       United Funds                                  $10,946.2 $11,102.3
       W&R Funds                                         219.0     124.2
       TMK/United Funds                                  725.3     554.7
       Torchmark Funds                                     3.4       3.9
                                                     --------- ---------
         Total mutual fund assets under management    11,893.9  11,785.1
       Institutional and private accounts              2,608.1   2,684.7
                                                     --------- ---------
         Total assets under management               $14,502.0 $14,469.8
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

  Asset management activities are conducted by an experienced and qualified staff. As of December 31, 1994, the average industry experience of the fund managers for W&R was 20 years, and average company experience was 12 years.

  The following table indicates W&R revenues by component for the three years ending December 31, 1994:

                                                       (AMOUNTS IN THOUSANDS)
                                                       1994     1993     1992
                                                     -------- -------- --------
       Investment product commissions*.............. $ 59,450 $ 65,950 $ 64,749
       Insurance product commissions*...............   12,773   12,117   12,044
       Asset management fees........................   70,651   64,181   56,056
       Service fees.................................   22,297   21,273   19,890
                                                     -------- -------- --------
                                                     $165,171 $163,521 $152,739
                                                     ======== ======== ========

*Commissions paid to W&R by affiliates for variable annuities and insurance products are eliminated in consolidation.

  W&R markets its mutual funds and other financial products, including life insurance issued by UILIC and Medicare Supplement insurance issued by United American, through a sales force of approximately 2,400 registered representatives in 50 states and the District of Columbia. These representatives concentrate on product sales of W&R and other Torchmark affiliates. W&R maintained 167 sales offices at December 31, 1994.

  W&R conducts money management seminars on a national scale to reach numerous potential clients every year. Individual financial plans are developed for clients through one-on-one consultations with the W&R sales representatives. Emphasis is placed on a long-term relationship with a client rather than a one-time sale.

ENERGY

  Torchmark engages in energy operations through Torch Energy and its subsidiaries. Torch Energy is a wholly-owned subsidiary of United Management. Torch Energy manages oil and gas properties and investments, primarily in the form of limited partnerships, for affiliated Torchmark companies as well as for unrelated institutions. Additionally, Torch Energy manages energy properties for Nuevo Energy Company ("Nuevo"), a publicly-traded corporation which was 13.6% owned by Torch Energy at December 31, 1994. Torch Energy also makes direct investments in energy properties from time to time and markets production for the properties it manages and for unrelated third parties. The following table presents an analysis of energy properties under management at December 31, 1994 and 1993:

                                                          (AMOUNTS IN MILLIONS)
                                                             1994       1993
                                                          ---------- ----------
         Direct ownership................................ $      102 $       24
         Other energy investments of Torchmark...........        324        339
         Other affiliated*...............................         51         43
         Unaffiliated parties............................        794        750
                                                          ---------- ----------
                                                              $1,271 $    1,156
                                                          ========== ==========

              * Includes Nuevo and general partnership interests

  Torch Energy manages investments which are made primarily in proven producing properties. These properties consist of oil and gas working and royalty interests in approximately 5,000 wells and are primarily located in seven states and offshore in the Gulf of Mexico. Included in other energy investments of Torchmark is a coalbed methane development in Alabama's Black Warrior Basin in the amount of approximately $235 million.

  In addition to energy asset management, Torch Energy also engages in energy property acquisition, energy product marketing, and operates approximately 1,500 wells. Energy product marketing involves the sale of oil and gas production, which is acquired through purchase agreements with affiliates and unrelated third parties.

  The following table presents revenues for energy operations by component for the three years ended December 31, 1994:

                                                     (AMOUNTS IN THOUSANDS)
                                                      1994      1993     1992
                                                    --------  --------  -------
       Product marketing revenue................... $350,034  $174,080  $98,352
       Less: product marketing costs............... (332,550) (165,068) (91,356)
                                                    --------  --------  -------
       Net product marketing revenue...............   17,484     9,012    6,996
       Management fees*............................   17,105    15,233   15,057
       Production revenue..........................   19,008    45,427   38,155
       Operating fees..............................   10,768    14,310   13,806
       Other revenue...............................    2,657    24,705    1,525
                                                    --------  --------  -------
                                                    $ 67,022  $108,687  $75,539
                                                    ========  ========  =======

      * Includes fees from affiliates

  Torchmark is presently evaluating various alternatives concerning the possible sale of Torch Energy.

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

                                  REGULATION

  INSURANCE. Insurance companies are subject to regulation and supervision in the states in which they do business. The laws of the various states establish agencies with broad administrative and supervisory powers which include, among other things, granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, approving certain premium rates, setting minimum reserve and loss ratio requirements, determining the form and content of required financial statements, and prescribing the type and amount of investments permitted. Insurance companies can also be required under the solvency or guaranty laws of most states in which they do business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. They are also required to file detailed annual reports with supervisory agencies, and records of their business are subject to examination at any time. Under the rules of the NAIC, insurance companies are examined periodically by one or more of the supervisory agencies. The most recent examinations of Torchmark's insurance subsidiaries were: Famlico, as of September 30, 1990; American Income as of December 31, 1990; Globe, as of December 31, 1991; Liberty, as of December 31, 1991; United American, as of December 31, 1990; and UILIC, as of December 31, 1993.

  NAIC Ratios. The NAIC developed the Insurance Regulatory Information System ("IRIS"), which is intended to assist state insurance regulators in monitoring the financial condition of insurance companies.

IRIS identifies twelve insurance industry ratios from the statutory financial statements of insurance companies, which statements are based on regulatory accounting principles and are not based on generally accepted accounting principles ("GAAP"). IRIS specifies a standard or "usual value" range for each ratio, and a company's variation from this range may be either favorable or unfavorable. The following table presents the IRIS ratios as determined by the NAIC for four of Torchmark's five largest insurance subsidiaries, which varied unfavorably from the "usual value" range for the years 1993 and 1992.

                                                                     USUAL    REPORTED
 COMPANY                            RATIO NAME                       RANGE     VALUE
- ---------        ------------------------------------------------- ---------- --------
1993:
 Liberty         Investment in Affiliate to Capital and Surplus    0 to 100     126
 Globe           Adequacy of Investment Income                     125 to 900   959
 Globe           Change in Asset Mix                               0 to 5       5.8
 Globe           Change in Capital and Surplus                     50 to -10    -65
 United American Change in Capital and Surplus                     50 to -10    -13
1992:
 UILIC           Change in Reserving                               20 to -20     22
 Liberty         Investment in Affiliate to Capital and Surplus    0 to 100     177
 Globe           Adequacy of investment income                     125 to 900   999

Explanation of Ratios:

  Investment in Affiliate to Capital and Surplus--This ratio is determined by measuring total investment in affiliates against the capital and surplus of the company. The NAIC considers a ratio of more than 100% to be high, and to possibly impact a company's liquidity, yield, and overall investment risk. The large ratio in Liberty in 1993 and 1992 is brought about by its ownership of other large Torchmark insurance companies and the ownership of 83% of the stock of United Management. Profitability and growth in these subsidiaries have caused this ratio to gradually rise. All intercompany investment is eliminated in consolidation, and the internal organizational structure has no bearing on consolidated results.

  Change in Reserving--The change in reserving ratio is computed as the aggregate increase in statutory reserves for individual life insurance taken as a percentage of individual life renewal and single premium. The reserving ratio is then measured against the same ratio for the prior year to determine the degree of change. The NAIC considers a variance of more than 20% to be unusual. The 22% variance in 1992 for United Investors Life Insurance Company was caused by the one-time correction of reserves in 1991 on a block of individual life policies to recognize their decreasing guaranteed death benefits. These ratios are computed utilizing regulatory reserving techniques and not on the basis of calculating policy reserves as determined by GAAP. Because the modifications to statutory reserves had no bearing on reserves calculated in accordance with GAAP, those modifications had no effect on Torchmark's consolidated financial statements.

  Adequacy of Investment Income--This ratio indicates that an insurer's investment income is adequate to meet interest requirements of policy reserves and is measured as a percentage of investment income to required interest. A ratio higher than 900% is considered to be too high and a ratio lower than 125% is considered to be too low by the NAIC. The 999% ratio in Globe for 1992 and the 959% ratio in 1993 was brought about by the NAIC's inclusion of dividends of various Torchmark subsidiaries in Globe's investment income. These dividends are generally passed through Globe to the parent company and should not be considered in meeting interest requirements. Intercorporate dividends are eliminated in consolidation and have no effect on consolidated results. Had these dividends been excluded, Globe's ratios would have been 246% in 1992 and 220% in 1993, which were within the usual range.

  Change in Asset Mix--This ratio measures the average change in the percentage of total cash and invested assets. The NAIC considers a ratio greater than 5.0% to be unusual. The 5.8% ratio of Globe was caused by Globe dividending one of its subsidiaries, United American, to Torchmark. This dividend did not affect consolidated net equity of Torchmark at December 31, 1993.

  Change in Capital and Surplus--These ratios, calculated on both a gross and net basis, are a measure of improvement or deterioration in the company's financial position during the year. The NAIC considers ratios less than minus 10% and greater than 50% to be unusual. United American's ratio of minus 13% in 1993 was due primarily to the payment of a $112 million dividend to its parent, which was used by Torchmark to pay part of the purchase price of United Management. The payment of this dividend did not affect the consolidated equity of Torchmark at December 31, 1993. Globe's ratio of minus

65% in 1993 was caused by Globe dividending United American to Torchmark. The internal organizational structure has no bearing on consolidated results.

  Risk Based Capital: In December 1992, the NAIC adopted a model act that
  ------------------
requires a risk based capital formula be applied to all life and health insurers. The requirement began in 1994 for information based on the 1993 annual statements. The risk based capital formula is a threshold formula rather than a target capital formula. It is designed only to identify companies that require regulatory attention and is not to be used to rate or rank companies that are adequately capitalized. All of the insurance subsidiaries of Torchmark are adequately capitalized under the risk based capital formula.

  Guaranty Assessments. State solvency or guaranty laws provide for
  --------------------
assessments from insurance companies into a fund which is used, in the event of failures or insolvency of an insurance company, to fulfill the obligations of that company to its policyholders. The amount which a company is assessed for these state funds is determined according to the extent of these unsatisfied obligations in each state. These assessments are recoverable to a great extent as offsets against state premium taxes.

  HOLDING COMPANY. States have enacted legislation requiring registration and periodic reporting by insurance companies domiciled within their respective jurisdictions that control or are controlled by other corporations so as to constitute a holding company system. Torchmark and its subsidiaries have registered as a holding company system pursuant to such legislation in Alabama, Delaware, Missouri, New York, Texas, and Indiana.

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

  Environmental Regulation: Torchmark's energy subsidiaries' operations are
  ------------------------
subject to existing federal, state, and local laws and regulations governing environmental quality and pollution control. Energy subsidiaries' activities with respect to oil and gas production are subject to stringent environmental regulation by state and federal authorities including the Environmental Protection Agency involving the release of materials into the environment or relating to the protection of the environment. In most instances, the regulatory requirements relate to water and air pollution control measures. Such regulation can increase the cost of operating production facilities.

  Torchmark believes that energy subsidiaries are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact upon operations, capital expenditures, earnings, or competitive position.

  HEALTH CARE REFORM. Various health care reform proposals are currently being considered by Congress. While such proposals are not as comprehensive as the 1994 proposals by the Clinton Administration, the current proposals cover insurance issues such as guaranteed renewability and portability, administrative simplification, and fraud.

                                   PERSONNEL

  At the end of 1994, Torchmark had 2,889 employees and 3,381 licensed employees under sales contracts. Additionally, approximately 64,000 independent agents and brokers, who were not employees of Torchmark, were associated with Torchmark's marketing efforts.

                              ITEM 2. REAL ESTATE

  Torchmark, through its subsidiaries, owns or leases buildings that are used in the normal course of business. Liberty owns a 487,000 sq. ft. building at 2001 Third Avenue South, Birmingham, Alabama, which currently serves as Liberty's, UILIC's, and Torchmark's home office. Liberty leases approximately 150,000 sq. ft. of this building to unrelated tenants and has another 15,000 sq. ft. available for lease. Liberty also operates from 67 company-owned district office buildings used for agency sales personnel.

  Globe owns a 300,000 sq. ft. office building at 204 North Robinson, Oklahoma City, Oklahoma, of which it occupies 85,647 sq. ft. as its home office and the balance is available for lease. Globe also owns a 330,000 sq. ft. office building complex at 14000 Quail Springs Parkway Plaza Boulevard, Oklahoma City and a 110,000 sq. ft. office building at 120 Robert S. Kerr Avenue, Oklahoma City, which are available for lease to other tenants.

  United American owns and occupies a 125,000 sq. ft. home office building at 2909 North Buckner Boulevard, Dallas, Texas.

  American Income owns and is the sole occupant of an office building located at 1200 Wooded Acres Drive, Waco, Texas. The building is a two-story structure containing approximately 72,000 square feet of usable floor space. In addition, American Income leases office space in various cities throughout the United States.

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

  A Torchmark subsidiary, Torchmark Development Corporation (TDC), has completed a 185,000 sq. ft. office building as the initial phase of a 100-acre commercial development at Liberty Park along I-459 in Birmingham, Alabama of which a total of approximately 180,000 sq. ft. is currently leased. A 90,000 sq. ft. office building is under construction in this development and is scheduled for completion in May, 1995, which is 60% preleased. TDC also owns and manages a 70,000 sq. ft. office and retail complex adjacent to Liberty Park. As a part of a joint venture with unaffiliated entities, it is also developing 2,800 contiguous acres as a planned community development.

                           DATA PROCESSING EQUIPMENT

  Torchmark and its primary subsidiaries have significant automated information processing capabilities, supported by centralized computer systems. Torchmark also uses personal computers to support the user-specific information processing needs of its professional and administrative staffs.

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

                           ITEM 3. LEGAL PROCEEDINGS

  Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These suits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages. In particular, Torchmark's subsidiary Liberty is a party to a number of such actions which seek punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. Some of such actions involving Liberty also name Torchmark as a defendant. As a practical matter, a jury's discretion regarding the amount of a punitive damage award is virtually unlimited under Alabama law. Accordingly, the likelihood or extent of a punitive damage award in any given case is virtually impossible to predict. As of December 31, 1994, Liberty was a party to approximately 172 active lawsuits (excluding interpleaders and stayed cases), more than 120 of which were Alabama proceedings in which punitive damages were sought.

  As previously reported, litigation was filed in May 1992 against Liberty in the Circuit Court for Barbour County, Alabama (Robertson v. Liberty National
                                               -----------------------------
Life Insurance Company, Case No.: CV-92-021). This suit was amended in October
- ----------------------
1992 to include claims on behalf of a class of Liberty policyholders alleging fraud in the exchange of certain cancer insurance policies. The complaint sought substantial equitable and injunctive relief and unspecified compensatory and punitive damages. A policyholder class was certified by the Barbour County Court in March 1993. Additionally, subsequent to the class certification, a number of individual lawsuits based on substantially the same allegations as in Robertson were filed by plaintiffs in Alabama, Georgia,
                  ---------
Florida and Mississippi. Four additional class action suits also based upon substantially the same allegations as in Robertson were filed in Mobile
                                         ---------
County, Alabama (Adair v. Liberty National Life Insurance Company, Case No.:
                 ------------------------------------------------
CV-93-958 and Lamey v. Liberty National Life Insurance Company, Case No.: CV
              ------------------------------------------------
93-1256) and in Polk County, Florida (Howell v. Liberty National Life
                                      -------------------------------
Insurance Company, Case No.: GC-G-93-2023 and Scott v. Liberty National Life
- -----------------                             ------------------------------
Insurance Company. Case No.: GC-G 93-2415) after the class certification.
- -----------------
Adair, Lamey, Howell and Scott have been settled on an individual basis.
- --------------------     -----

  On October 25, 1993, a jury in the Circuit Court for Mobile County, Alabama rendered a one million dollar verdict ($1,000 actual damages) against Liberty in McAllister v. Liberty National Life Insurance Company (Case No.: CV-92-
   -----------------------------------------------------
4085) one of twenty-five suits involving cancer policy exchanges which were filed prior to class certification in the Barbour County litigation and therefore were excluded from the Robertson class section. The McAllister
                                                              ----------
decision was appealed to the Alabama Supreme Court. On February 25, 1995, the judgment was affirmed. A petition for rehearing has been filed by Liberty. Previously, another judge in the Mobile County Court had granted a summary judgment in favor of Liberty in another substantially similar suit in which no cancer claims had been submitted (Boswell v. Liberty National Life Insurance
                                  ------------------------------------------
Company, Case No.: CV-92-3342), which was appealed to the Alabama Supreme
- -------
Court. On May 13, 1994, the Alabama Supreme Court reversed and remanded Boswell. The Court held the plaintiffs had alleged injury or damages in the
- -------
form of the additional policy premium payments and these allegations were sufficient to withstand a motion to dismiss the complaint. Following this order and pending a petition for rehearing, the Boswell case was settled.
                                                -------
Excluding the McAllister case, no pre-class certification individual cancer
              ----------
exchange cases remain active, all having been settled or stayed.

  As reported previously, a fairness hearing was held on January 20, 1994, in the Robertson cancer policy exchange class action. Prior to that hearing, class members had been mailed notice of the hearing and the proposed settlement.

  On February 4, 1994, the Circuit Court for Barbour County, Alabama ruled that with a $16 million increase in the total value of the equitable and monetary relief contained in the proposed Robertson settlement (from
                                          ---------
approximately $39 million to $55 million in total value), the settlement would be fair and would be approved, provided that the parties to the litigation accepted the amended settlement within fourteen days of the issuance of the ruling. On February 17, 1994, the Court extended for two weeks the period for filing objections to or accepting the court's order conditionally approving the class action settlement. On February 22, 1994, the Court entered an order in the Robertson litigation, which delayed any final decision on the proposed
       ---------
class action settlement and various motions to modify it (including motions to delete Torchmark from the settlement release), pending certain specified discovery to be completed within 90 days from the date the order was entered. In the order, the Court directed limited additional discovery regarding whether Torchmark had any active involvement in the cancer policy exchanges. Pending completion of limited additional discovery, the Court reserved jurisdiction and extended the deadline for acceptance or rejection of the modifications set forth in the February 4, 1994, Order. On May 6, 1994, the Court entered an order in the Robertson litigation setting a hearing on May 19, 1994, on all
             ---------
outstanding motions in that case.

  On May 26, 1994, the Barbour County Court entered an Order and Final Judgment in the Robertson litigation, making final the findings and
                ---------
conclusions of its February 4, 1994 Order. That Order has been accepted by the parties to the action. The discovery regarding the propriety of Torchmark's release by the settlement agreement was concluded prior to the entry of the Order and Final Judgment, and Torchmark was included in the release given on behalf of the class.

  The $55 million proposed amended settlement charge was provided for in Torchmark's 1993 financial reports.

  On July 5, 1994, certain intervenors in the Robertson litigation filed a
                                              ---------
notice of appeal of the Order and Final Judgment approving class certification and the settlement with the Supreme Court of Alabama. The appeal is currently pending.

  Purported class action litigation was filed in December 1993, against Liberty in the Circuit Court for Mobile County, Alabama asserting fraud and misrepresentation in connection with exclusionary provisions of accident and hospital accident policies sold to persons holding multiple accident policies (Cofield v. Liberty National Life Insurance Company, Case No.: CV-93-3667). A
 --------------------------------------------------
hearing on class certification in Cofield has been postponed and has not been
                                  -------
rescheduled.

  On March 17, 1994, litigation was filed against Liberty, a subsidiary of Torchmark, certain officers and present and former directors of Torchmark, and KPMG Peat Marwick LLP, independent public accountants of Torchmark and its subsidiaries, in the Circuit Court for Marion County, Alabama (Miles v.
                                                               --------
Liberty National Life Insurance Company, Civil Action No. CV-94-67). The
- ---------------------------------------
lawsuit asserts that it is brought on behalf of a class composed of the shareholders of Torchmark. The complaint alleges a failure to timely and adequately report allegedly material contingent liabilities arising out of insurance policy litigation involving Liberty. Compensatory and punitive damages in an unspecified amount are sought.

  In April 1994, the complaint in Miles was amended to add an additional
                                  -----
shareholder plaintiff and to name Torchmark as a defendant. A second similar action (Oakley v. Torchmark Corporation Case No. CV-94-47) was filed on August
        -------------------------------
16, 1994 in the Circuit Court for Bibb County, Alabama, but plaintiff has moved to dismiss that action without prejudice. Thereafter, a third such action was filed in the United States District Court for the Southern District of Alabama. (Dismukes v. Torchmark Corporation, Case No. 94-1006-P-M.) The
             ---------------------------------
Dismukes case was subsequently transferred to the United States District Court
- --------
for the Northern District of Alabama. No class has been certified in any of these cases, all of which seek punitive damages. Torchmark, Liberty and the individual defendants intend to vigorously defend these actions.

  Torchmark, its insurance subsidiaries Globe and United American, and certain Torchmark officers were named as defendants in litigation filed April 22, 1994 as a purported class action in the District Court of Oklahoma County, Oklahoma (Moore v. Torchmark Corporation, Case No. CJ-94-2784-65). The suit claims
 ------------------------------
damages on behalf of individual health policyholders who are alleged to have been induced to terminate such policies and to purchase Medicare Supplement and/or other insurance coverages. The complaint seeks actual and punitive damages for each class member in excess of $10,000. Subsequent to the filing of this case, one of the plaintiffs was dismissed and the named plaintiff died. The complaint has been amended to include new plaintiffs purporting to represent the class. No class has been certified, however, and a motion to dismiss has been filed by the defendants, who intend to vigorously defend the action.

  In July 1994, a purported class action alleging fraudulent and deceitful practices in premium billing and lapses of coverage on a payroll deduction insurance plan was filed in the Superior Court for Gordon County, Georgia against Liberty (Bryant v. Liberty National Life Insurance Company, Civil
                 -------------------------------------------------
Action No. 28979). The complaint alleges actual damages in excess of $10 million and punitive damages of not less than $50 million as well as premium reimbursements. No class has been certified and no proceedings of any materiality have occurred in this case. Liberty has removed this case to federal court. Additionally, Liberty had filed a declaratory judgment action essentially seeking an accounting in this matter in the U.S. District Court for the Northern District of Georgia on the same day Bryant was filed. Liberty
                                                     ------
intends to vigorously defend the Bryant action.
                                 ------

  Also in July 1994, a purported class action (Bosarge v. Liberty National
                                               ---------------------------
Life Insurance Company, Case No.: CV-94-2177) was filed against Liberty and
- ----------------------
Torchmark in the Circuit Court for Mobile County, Alabama which alleges that Liberty agents have made misrepresentations in connection with converting policyholder accounts to bank budget from other modes of premium payment. The lawsuit claims that agents have represented that insureds would receive additional "free insurance" if they changed to bank budget payment while charges for such "free insurance" were actually made through bank budget payments. Injunctive relief and unspecified actual and punitive damages are sought. No class has been certified and no proceedings of any materiality have occurred in this case. Liberty intends to vigorously defend this action.

  On November 17, 1994, a Circuit Court jury in Mobile County, Alabama returned a $4.6 million verdict against Liberty in Coram v. Liberty National
                                                   -------------------------
Life Insurance Company (Case No. 93-2100). This case involved allegations of
- ----------------------
fraud by an agent of Liberty and was consolidated for trial with another case involving the same sales agent. A verdict was returned in favor of Liberty in the companion case. Liberty plans to vigorously pursue post-trial motions for relief and, if necessary, an appeal. The $4.6 million verdict was provided for in the 1994 financial reports.

  In 1978, the United States District Court for the Northern District of Alabama entered a final judgement in Battle v. Liberty National Life Insurance
                                     -----------------------------------------
Company, et al. (CV-70-H-752-S), class action litigation involving Liberty, a
- -------
class composed of all owners of funeral homes in Alabama and a class composed of all insureds (Alabama residents only) under burial or vault policies issued, assumed or reinsured by Liberty. The final judgement fixed the rights and obligations of Liberty and the funeral directors authorized to handle Liberty burial and vault policies as well as reforming the benefits available to the policyholders under the policies. It remains in effect to date. A motion was filed to challenge the final judgement under Federal Rule of Civil Procedure 60(b), in February of 1990, but the final judgement was upheld and the Rule 60(b) challenge was rejected by both the District Court and the Eleventh Circuit Court of Appeals.

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

  Provision has been made in the financial statements for certain anticipated litigation costs. Based upon information presently available, and in light of legal and other defenses available to Torchmark and its subsidiaries, contingent liabilities arising from threatened and pending litigation are not considered material. It should be noted, however, that the frequency of large punitive damage awards bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly Alabama, continues to increase universally.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 1994.

                                    PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                                    MATTERS

  The principal market in which Torchmark's common stock is traded is the New York Stock Exchange. There were 8,205 shareholders of record on December 31, 1994, excluding shareholder accounts held in nominee form. Information concerning restrictions on the ability of Torchmark's subsidiaries to transfer funds to Torchmark in the form of cash dividends is set forth in Note 14--
                                                                 ---------
Shareholders' Equity in the Notes to the Consolidated Financial Statements.
- --------------------
The market price and cash dividends paid by calendar quarter for the past two years are as follows:

                                        1994
                                    MARKET PRICE
                                    ------------
                                                                                          DIVIDENDS
         QUARTER               HIGH                           LOW                         PER SHARE
         -------              -------                       -------                       ---------
            1                 $49.500                       $39.500                        $ .2800
            2                  42.750                        36.750                          .2800
            3                  44.125                        38.000                          .2800
            4                  44.500                        32.375                          .2800
Year-end closing price..................$34.875

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

Year-end closing price..................$45.000

                        ITEM 6. SELECTED FINANCIAL DATA

  The following information should be read in conjunction with Torchmark's Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:

          (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND PERCENTAGE DATA)

                             1994          1993        1992        1991          1990
YEAR ENDED DECEMBER 31,   ----------    ----------  ----------  ----------    ----------
Life premium............  $  601,633    $  555,859  $  544,467  $  524,052    $  487,991
Health premium..........     768,714       799,835     797,855     769,821       738,431
Other premium...........      18,527       137,216     111,640      71,940        64,830
Total premium...........   1,388,874     1,492,910   1,453,962   1,365,813     1,291,252
Net investment income...     330,492       372,470     382,735     364,318       348,412
Financial services reve-
 nue....................     139,276       137,422     133,462     114,326       108,561
Energy operations reve-
 nue....................      64,365       106,013      74,014      54,841        32,218
Realized investment
 gains (losses).........      (2,551)        8,009        (948)      4,195         4,081
Total revenue...........   1,922,557     2,176,835   2,045,810   1,907,441     1,787,148
Net income..............     268,946       297,979     265,477     246,489       229,177
Net income available to
 common
 shareholders...........     268,142       294,690     262,024     240,373       222,279
Annualized premium is-
 sued:
  Life..................     149,833(1)    128,433     131,726     133,741(2)    129,233(3)
  Health................     121,182(1)    176,028     224,905     216,962       273,290
  Total.................     271,015       304,461     356,631     350,703       402,523
Mutual fund collections.   1,180,477     1,237,747   1,141,928     813,737       742,142
Per common share:
 Net income.............        3.72          4.01        3.58        3.13          2.85
 Net income excluding
  realized
  investment gains
  (losses) and the re-
  lated
  acquisition cost ad-
  justment..............        3.81          3.94        3.59        3.10          2.82
 Cash dividends paid....        1.12          1.08        1.07        1.00           .93
Return on average common
 equity.................        20.8%         24.2%       26.4%       25.5%         26.6%
Return on average common
 equity excluding
 effect of SFAS 115.....        20.0%         24.4%       26.4%       25.5%         26.6%
Average shares outstand-
 ing....................      72,096        73,502      73,237      76,728        77,950
- -------------------------------------------------------------------------------

                             1994          1993        1992        1991          1990
AS OF DECEMBER 31,        ----------    ----------  ----------  ----------    ----------
Cash and invested assets
 (4)....................  $5,305,471    $5,550,931  $4,994,828  $4,605,446    $4,155,577
Total assets............   8,403,634     7,646,242   6,770,115   6,160,742     5,535,895
Short-term debt.........     255,116       107,108     276,819      11,499           779
Long-term debt..........     792,763       792,335     497,867     667,125       529,294
Shareholders' equity....   1,242,603     1,417,255   1,115,660   1,079,251       943,787
 Per common share (5)...       17.37         18.80       14.54       13.11         11.13
 Per common share ex-
  cluding effect of SFAS
  115...................       19.31         17.29       14.54       13.11         11.13
Annualized premium in
 force:
 Life...................     796,955(1)    612,656     588,084     562,550(2)    543,738(3)
 Health.................     807,587(1)    823,382     832,488     798,142       786,393
 Total..................   1,604,542     1,436,038   1,420,572   1,360,692     1,330,131
Assets under management
 at W&R.................  14,502,000    14,470,000  12,144,000  10,692,000     8,212,000

- -------------------------------------------------------------------------------
(1) Annualized life premium in force includes $144 million, and annualized health premium in force includes $37 million, representing the business acquired in the acquisition of American Income Life Insurance Company in 1994.
(2) Annualized life premium in force includes $2.7 million, representing the business acquired in the acquisition of Sentinel American Life Insurance Company in 1991.
(3) Annualized life premium in force includes $28.1 million, representing the business acquired in the acquisition of Family Service Life Insurance
    Company in 1990.
(4) Includes accrued investment income.
(5) Computed after deduction of preferred shareholders' equity.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

  The following should be read in conjunction with the Selected Financial Data and Torchmark's Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

                             RESULTS OF OPERATIONS

  Net income for Torchmark in 1994 was $269 million, declining 9.7% from $298 million in 1993. On a per share basis, net income was $3.72, decreasing 7.2% from 1993 per share net income of $4.01. Per share earnings for 1993 rose 12.0% over 1992 earnings of $3.58 per share. Excluding the after-tax effect of realized investment gains and losses and the associated adjustment to deferred acquisition costs, per share earnings were $3.81 in 1994 compared to $3.94 in 1993, a decrease of 3.3%. The adjustment to deferred acquisition costs, which was $7.1 million of additional amortization before tax, was made because of an accounting rule requiring that deferred acquisition costs on interest-sensitive insurance products be amortized in accordance with expected gross profits. Since realized investment gains or losses on assets backing such products change profit expectations, the adjustment is required. The 1993 increase in per share earnings, excluding realized investment gains and losses, was 9.7% over 1992 adjusted per share earnings of $3.59.

  In a comparison of 1994 results with those of 1993 and 1992, consideration should be given to a number of nonrecurring items. On November 3, 1994, Torchmark acquired American Income, and those results were consolidated with Torchmark's after the acquisition date. American Income added approximately $2.2 million to Torchmark's net income, after taking into account goodwill amortization and financing costs. The purchase was made at a total cost of $552 million. In November, 1993, Torchmark sold 73% of its interest in Vesta, which was Torchmark's wholly-owned property and casualty subsidiary prior to the sale, retaining an approximate 27% interest. Such interest was sold for proceeds of $161 million and a $57 million pretax gain from the sale was recognized. Results for 1993 included an $82 million pretax charge for nonoperating expenses, compared to $25.1 million for 1994 and $5.7 million for 1992. These charges relate to legal costs, guaranty assessments, and other contingencies which are discussed in more depth in "Item 3--Legal Proceedings"
                                                    -------------------------
on page 14 of this report. The $25.1 million charge in 1994 was principally offset, however, by a reclassification of nonoperating expense to health benefits, since actual payments will be made in the form of health benefits. Two new accounting standards which dealt with postretirement benefits and accounting for income taxes were implemented in 1993, increasing 1993 earnings by $18.4 million. Enactment of corporate tax legislation in mid-1993, which increased tax rates from 34% to 35%, resulted in an additional charge to 1993 earnings of $9.4 million to adjust the deferred tax liability relating to prior years. It also caused an increase in 1994 and 1993 income taxes when compared to 1992.

  Revenues declined 12% to $1.9 billion in 1994, after having increased 6.4% in 1993 to $2.2 billion. After excluding Vesta's revenues in 1993 and the above-mentioned gain on the sale of Vesta, the decline in 1994 revenues would have been 3.3%. Excluding Vesta, premium income for 1994 grew 1.4% or $19 million to $1.4 billion. Financial services revenues rose 1.4% in 1994 and 3.0% in 1993 primarily because of increased average assets under management. Energy operations revenues declined 39% to $64 million from $106 million after having risen 43% in 1993, because of the sale of a large producing property in late 1993. The $22 million gain from the property sale as well as its production revenues were included in 1993 revenues. Net investment income, which declined 2.7% in 1993, dropped $35 million or 9.5% in 1994. Two significant events caused the decline in net investment income in 1994 and, to a lesser extent, in 1993. First, capitalization of developmental costs in Torchmark's Black Warrior methane gas investment were phased out in 1993 and discontinued in 1994 as the project became operational, causing rising expense recognition while gas prices softened. Additionally, the low interest rate environment in 1993 and early 1994 caused an acceleration of GNMA repayments, requiring Torchmark to reinvest such funds at lower prevailing rates. A more in-depth discussion of each of Torchmark's segments and investment operations is found on pages 20 through 28 of this report.

  Other operating expenses declined 7% in 1994 after having increased 3% in 1993. When comparing 1994 operating expenses to 1993, three items should be considered. Vesta expenses of $7.5 million should be excluded from 1993, American Income expenses of $1.2 million should be excluded from 1994, and goodwill amortization from the purchases of American Income and United Investors Management Company ("United Management") of $1.6 million and $1.9 million, respectively, should be excluded from 1994. After such adjustments are made, operating expenses declined 6% to $158 million in 1994. As a percentage of total revenues, operating expenses declined to 8.3% in 1994 from 8.5% in 1993, adjusting revenues for the previously-mentioned gains from the Vesta sale of $57 million and the large energy property in the amount of $22 million, and adjusting expenses to exclude Vesta in 1993 and the new amortization of goodwill in 1994. Although operating expenses rose in 1993 over 1992 from $157 million to $170 million, a comparison of operating expenses as a percentage of revenues reveals they were level at 8.3%, adjusting for the one-time Vesta and energy gains but including Vesta operations. Interest expense rose 21% in 1993 to $67.3 million and then rose an additional 13.5% to $76.4 million in 1994, primarily as a result of $300 million in new debt issued during 1993, which caused average indebtedness to rise in both 1993 and 1994. These new issues were used mainly to fund the 1993 acquisition of the remaining shares of United Management. These debt issuances and the United Management transaction are discussed further as a part of the capital resources discussion found on page 29 of this report. Increased borrowings on Torchmark's line of credit and rising rates were also minor factors in the 1994 increase. The line of credit is discussed in more depth in the liquidity discussion found on page 28 of this report.

  The following is a discussion of Torchmark's operations by segment.

                             INSURANCE OPERATIONS

                                LIFE INSURANCE
                              Summary of Results
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                1994               1993               1992
                          ------------------ ------------------ ------------------
                                      % OF               % OF               % OF
                           AMOUNT    PREMIUM  AMOUNT    PREMIUM  AMOUNT    PREMIUM
                          ---------  ------- ---------  ------- ---------  -------
Premium and policy
 charges................  $ 601,633   100.0% $ 555,859   100.0% $ 544,467   100.0%
Policy obligations......    412,799    68.6    377,018    67.8    366,214    67.3
Required reserve inter-
 est....................   (163,637)  (27.2)  (151,203)  (27.2)  (143,171)  (26.3)
                          ---------   -----  ---------   -----  ---------   -----
 Net policy obligations.    249,162    41.4    225,815    40.6    223,043    41.0
Amortization of acquisi-
 tion costs.............     90,573    15.1     86,098    15.5     87,375    16.0
Commissions and premium
 taxes..................     39,845     6.6     36,697     6.6     35,718     6.6
Other expense...........     46,814     7.8     43,790     7.9     46,330     8.5
                          ---------   -----  ---------   -----  ---------   -----
 Total..................    426,394    70.9    392,400    70.6    392,466    72.1
                          ---------   -----  ---------   -----  ---------   -----
Insurance operating in-
 come...................  $ 175,239    29.1% $ 163,459    29.4% $ 152,001    27.9%
                          =========   =====  =========   =====  =========   =====

  Life Insurance: Torchmark's life insurance premium, including policy
  ---------------
charges, increased 8.2% to $602 million in 1994, after having risen 2.0% to $556 million in 1993. Sales of life products were strong in 1994 with annualized life premium issued increasing 17% to $150 million in 1994. Approximately 57% of the growth in life premium issued was in the direct mail marketing area. Direct mail sales grew 34% in 1994 to $48 million. Annualized life premium in force rose to $797 million at December 31, 1994, growing 30% over the prior year-end amount of $613 million. Annualized life premium in force grew 4% in 1993 from $588 million. Annualized premium in force data includes amounts collected on certain interest-sensitive life products which are not recorded as premium income but exclude single premium income and policy charges.

  Torchmark has emphasized increased sales in life insurance product lines relative to health and other insurance products because profit margins are superior. Additionally, assets backing the higher reserves required for life products allow Torchmark to increase investment income. Profit margin for life insurance, as measured by insurance operating income as a percentage of premium, was in excess of 29% in both 1994 and 1993, improving over 27.9% in 1992. One factor in the improvement over 1992 was increased persistency. Persistency improvements have resulted, at least in part, from revisions in agents' compensation formulas to encourage persistency. Lower lapses have also been attributable to the conversion of a large portion of agent-collected home service business to bank draft premium, which has higher persistency. The proportion of bank draft premium to total home service premium increased from 69% in 1992 to 78% in 1993 to 81% in 1994. Improvements in persistency reduce the amortization of acquisition expenses and positively affect overall profitability margins but may cause some increases in the ratio of policy obligations to premium.

  The primary cause of the increase in the ratio of policy obligations to premium in 1994 was higher mortality when compared to 1993. Fluctuations in mortality are normal, however, and such increase is not indicative of a pattern. The above presentation of life insurance results excludes a $22.8 million benefit in 1994 from the re-evaluation of reserving assumptions on a block of burial reserves. A review of assumptions regarding mortality, interest and inflation pressures on burial costs indicated that sufficient experience existed to support a change in the level of reserves held on this block. Torchmark will continue to monitor the reserving assumptions for this block on an annual basis to ensure that reserves are sufficient to meet contractual liabilities. Had this item been included, the 1994 ratio of policy obligations to premium would have been reduced and overall margin would have been increased 3.8%.

  Other expense margins have improved in each of the years considered. These improvements have had the effect of further improving margins.

                               HEALTH INSURANCE
                              Summary of Results
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                1994              1993              1992
                          ----------------- ----------------- -----------------
                                     % OF              % OF              % OF
                           AMOUNT   PREMIUM  AMOUNT   PREMIUM  AMOUNT   PREMIUM
                          --------  ------- --------  ------- --------  -------
Premium.................. $768,714   100.0% $799,835   100.0% $797,855   100.0%
Other income.............    3,349     0.4     3,268     0.4     2,538     0.3
                          --------   -----  --------   -----  --------   -----
 Total revenues..........  772,063   100.4   803,103   100.4   800,393   100.3
Policy obligations.......  458,066    59.5   486,856    60.9   491,343    61.6
Required reserve inter-
 est.....................  (25,710)   (3.3)  (24,572)   (3.1)  (22,712)   (2.9)
                          --------   -----  --------   -----  --------   -----
 Net policy obligations..  432,356    56.2   462,284    57.8   468,631    58.7
Amortization of acquisi-
 tion costs..............   74,701     9.7    83,385    10.4    89,766    11.3
Commissions and premium
 taxes...................  102,224    13.3   107,317    13.4   108,105    13.5
Other expense............   42,673     5.6    44,194     5.6    44,298     5.6
                          --------   -----  --------   -----  --------   -----
 Total...................  651,954    84.8   697,180    87.2   710,800    89.1
                          --------   -----  --------   -----  --------   -----
Insurance operating in-
 come.................... $120,109    15.6% $105,923    13.2% $ 89,593    11.2%
                          ========   =====  ========   =====  ========   =====

  Health Insurance: Torchmark's individual health products include Medicare
  -----------------
Supplement insurance, cancer insurance, and other under-age 65 medical and hospitalization products. As a percentage of annualized individual health premium in force at December 31, 1994, Medicare Supplement accounted for 71%, cancer accounted for 14%, and other products accounted for 15%.

  Health premium was $769 million in 1994, declining 4% over premium of $800 million in 1993. Health premium increased slightly in 1993 over the prior year. Annualized health premium in force stood at $808 million at December 31, 1994, decreasing 2% from 1994 premium in force of $823 million. Year-end 1993 annualized health premium in force declined 1% from the December 31, 1992 amount of $832 million. The declines in health premium in force resulted from falling sales of most health products. Sales of health insurance products in terms of annualized premium issued declined 31% to $121 million in 1994 after having declined 22% to $176 million in 1993.

  The declines in premium sales in both years and the 1994 decline in premium in force are primarily attributable to Torchmark's Medicare Supplement product. Annualized premium in force for this product rose from $581 million at year-end 1992 to $601 million for year-end 1993, but fell 5% to $572 million in 1994. In terms of annualized premium issued, sales of Medicare Supplement insurance declined 13% to $136 million in 1993 and further declined 36% in 1994 to $88 million. Throughout all of 1993 and most of 1994, there was considerable uncertainty regarding various health care reforms proposed by both the Clinton Administration and Congress which had bearing on the Medicare Supplement market. Additionally, this market has also experienced a great deal of regulatory change in recent years, including increased government regulation in the form of mandated policy forms, a required minimum 65% loss ratio on products sold, and a required leveling of agents' commissions. The mandated loss ratio and policy forms have put significant pressure on margins for Torchmark as well as the rest of the industry, discouraging sales. Torchmark has also encountered considerable competition in this market with regard to price and "attained-age" pricing, whereby premium may be increased on a basis of increased age as well as increased medical costs. This increased competition has negatively affected sales.

  Torchmark intends to continue its efforts to increase Medicare Supplement production. It is seeking approval in certain key states to sell the "attained-age" policy in order to compete more effectively and expects to receive approval in these states during 1995. Additionally, Torchmark plans to market a new group Medicare Supplement product and a variety of other new life and health products directed at the senior citizen market.

  Cancer insurance annualized premium in force declined 3.4% to $106 million at year-end 1993 but rose 8% in 1994 to $114 million at year-end 1994. Sales of this product declined 45% in 1993 to $10 million and further declined 19% in 1994 to $8 million. Annualized premium in force for under age 65 health insurance stabilized in 1994, standing at $113 million at both year-end 1994 and 1993. Annualized premium in force for under age 65 declined 19% in 1993 from $141 million. Sales of a number of these products were discontinued in 1992 because of poor margins, causing the premium in force to decline in both 1992 and 1993.

  Margins have improved in each of the years considered. As a percentage of premium, insurance operating income for health insurance grew from 11.2% in 1992 to 13.2% in 1993 to 15.6% in 1994, representing an increase of 18% in both 1993 and 1994 over the prior year. There were two primary reasons for this improvement. First, the amortization of acquisition costs declined in each period due to improved persistency. The improvements were caused at least in part by the requirement in many states to level agents' commissions on Medicare Supplement products instead of paying a larger first-year commission. This leveling of commissions has encouraged persistency through the payment of a higher renewal commission. It has also encouraged persistency through the payment of a lower first-year commission, which discourages replacement. Additionally, policy obligations for health products as a percentage of premium declined .7% in 1993 and 1.4% in 1994. These declines were a result of the decline in lower margin non-Medicare business in 1993 and in 1994, as well as favorable experience in certain Medicare and other non-Medicare blocks of business. Not included in the above 1994 presentation of health results was a one-time increase in health benefits resulting primarily from the reclassification described on page 19.

                                   ANNUITIES
                              Summary of Results
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                 1994                1993                1992
                          ------------------- ------------------- -------------------
                                    % OF MEAN           % OF MEAN           % OF MEAN
                           AMOUNT    RESERVE   AMOUNT    RESERVE   AMOUNT    RESERVE
                          --------  --------- --------  --------- --------  ---------
Policy charges..........  $ 13,888     1.0%   $  9,454     0.7%   $  8,771     0.9%
Allocated investment in-
 come*..................     8,576     0.6       8,387     0.6       8,903     1.0
                          --------    ----    --------    ----    --------    ----
 Total revenue..........    22,464     1.6      17,841     1.3      17,674     1.9
Policy obligations......    42,275     3.0      43,032     3.3      43,187     4.6
Required reserve inter-
 est....................   (42,765)   (3.0)    (43,090)   (3.3)    (43,513)   (4.6)
                          --------    ----    --------    ----    --------    ----
 Net policy obligations.      (490)    0.0         (58)    0.0        (326)    0.0
Amortization of acquisi-
 tion costs.............     5,772     0.4       4,596     0.3       6,133     0.6
Commissions and premium
 taxes..................       605     0.0         708     0.1         848     0.1
Other expense...........     2,345     0.2         663     0.0         994     0.1
                          --------    ----    --------    ----    --------    ----
 Total..................     8,232     0.6       5,909     0.4       7,649     0.8
                          --------    ----    --------    ----    --------    ----
Insurance operating in-
 come...................  $ 14,232     1.0%   $ 11,932     0.9%   $ 10,025     1.1%
                          ========    ====    ========    ====    ========    ====

- --------
*Investment income in excess of required.

  Annuities: Torchmark's annuity products serve a wide range of markets, such
  ----------
as providing retirement income, funding prearranged funerals, and offering long-term tax deferred growth opportunities. Annuity products are sold on both a fixed and a variable basis. The premium is accounted for as a deposit and is not reflected in income. Amounts deposited for variable annuities are invested at the policyholder's direction into his choice among nine W&R managed mutual funds which vary in degree of risk and return. These investments are reported as Separate Account Assets and the corresponding deposit balances for variable annuities are reported as Separate Account Liabilities.

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

  The following table presents the annuity account balance at each year end and the annuity collections for each year for both fixed and variable annuities:

                            ANNUITY DEPOSIT BALANCES     ANNUITY COLLECTIONS
                           -------------------------- --------------------------
                               (DOLLAR AMOUNTS IN         (DOLLAR AMOUNTS IN
                                   MILLIONS)                  THOUSANDS)
                             1994     1993     1992     1994     1993     1992
                           -------- -------- -------- -------- -------- --------
Fixed..................... $  801.2 $  782.8 $  755.7 $ 43,339 $ 46,573 $ 69,381
Variable..................    692.8    529.7    282.0  196,105  213,982  125,688
                           -------- -------- -------- -------- -------- --------
 Total.................... $1,494.0 $1,312.5 $1,037.7 $239,444 $260,555 $195,069
                           ======== ======== ======== ======== ======== ========

  Variable annuity collections declined from $214 million in 1993 to $196 million in 1994, the first year of lower year-over-year collections since these products were introduced in 1987. The rapid growth experienced in variable annuities prior to 1994 resulted from increased customer interest in these investment-type products, due at least in part to stronger financial markets. Weaker financial markets in 1994 are thought to have caused decreased demand. Sales of fixed annuities have declined in each year in large part because of the increased interest in variable annuities. Although sales declined in 1994, the combined annuity account balance grew 14% in 1994 over the prior year end to $1.4 billion.

  Annuity policy charges, which are included in other premium in the financial statements, climbed 47% to $13.9 million, after having risen 8% in 1993 to $9.5 million. The large increase in policy charges in 1994 was attributable to the increase in size of the variable annuity account balance over the prior year, the increase in the number of variable annuity contracts in force, and the cumulative effect of growth in sales over the past few years on which the sales charge is based. Allocated investment income, or investment income earned in excess of policy requirements, was $8.6 million in 1994, a slight increase over 1993, due to the increase in deposit balance size for fixed annuities. Insurance operating income for the annuity line has grown in each of the years 1992 through 1994, increasing 19% to $14 million in 1994 and also 19% to $11.9 million in 1993. Profitability margins as measured by the mean reserve have been relatively stable, declining slightly in 1993 but increasing slightly in 1994.

                               ASSET MANAGEMENT

                              FINANCIAL SERVICES
                              Summary of Results
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                   1994             1993             1992
                              --------------- ---------------- ----------------
                                       % OF             % OF             % OF
                              AMOUNT  REVENUE  AMOUNT  REVENUE  AMOUNT  REVENUE
                              ------- ------- -------- ------- -------- -------
Commission revenue........... $72,223   43.1% $ 78,067   46.8% $ 76,793   49.2%
Asset management fees........  70,651   42.2    64,181   38.5    56,056   36.0
Service fees.................  22,297   13.3    21,273   12.7    19,890   12.8
Real estate fees.............     -0-    -0-       -0-    0.0       436    0.3
                              -------  -----  --------  -----  --------  -----
 Financial services revenue*. 165,171   98.6   163,521   98.0   153,175   98.3
Investment and other income..   2,264    1.4     3,293    2.0     2,736    1.7
                              -------  -----  --------  -----  --------  -----
 Total revenue............... 167,435  100.0   166,814  100.0   155,911  100.0
Commissions and selling
 expenses....................  62,285   37.2    70,735   42.4    70,005   44.9
Other expenses...............  21,252   12.7    23,265   14.0    21,619   13.9
                              -------  -----  --------  -----  --------  -----
 Total expenses..............  83,537   49.9    94,000   56.4    91,624   58.8
                              -------  -----  --------  -----  --------  -----
Pretax income................ $83,898   50.1% $ 72,814   43.6% $ 64,287   41.2%
                              =======  =====  ========  =====  ========  =====

- --------
  *Financial services revenue includes $25.9 million in 1994, $26.2 million in 1993, and $19.7 million in 1992 representing revenues from other Torchmark segments which are eliminated in consolidation.

  Financial services: Torchmark's financial services revenues increased 1% in
  -------------------
1994 to $165 million from the prior-year amount of $164 million, which reflected a 7% increase over 1992. Financial services revenue consists of commission revenue derived primarily from the sale of mutual funds and other investment products, insurance, and annuity products by the W&R sales representatives. It is also comprised of asset management and service fees for mutual fund management and administration. Financial services revenues were comprised of the following at December 31, 1994: asset management fees 43%, commissions 44%, and service fees 13%.

  Asset management fees rose 10% in 1994 to $71 million, after having risen 14% in 1993 to $64 million. Growth in management fees in both periods was caused by the increase in average mutual fund and institutional assets under management, to which the fees correlate. The 1994 growth in average assets under management resulted from additional product sales. This growth was achieved even though financial markets weakened somewhat during the year as a result of rising interest rates. The 1993 increase in assets under management resulted largely from the stronger financial markets experienced in 1993 over prior periods as well as from additional product sales. Average assets under management grew 9% over the prior year. Assets under management were $14.5 billion at both December 31, 1993 and 1994, and $12.1 billion at December 31, 1992.

  Commission revenue from sales of investment products, which include mutual funds and variable annuity products, represented 82% of total commission revenue. The remaining source of commission revenue was from insurance product sales. Commissions from the sale of insurance products and variable annuity products are derived primarily from UILIC, and are eliminated in consolidation. Investment product commissions declined 10% to $59 million, after having risen 2% in 1993 to $66 million. Investment product sales were $1.18 billion in 1994, decreasing 5% over 1993 sales of $1.24 billion. Sales of these products climbed 10% in 1993 from $1.13 billion. Investment product sales for 1994 consisted of United Funds (75%), variable annuities (16%), and Waddell & Reed Funds (9%). Sales of the United Funds declined 5% to $939 million in 1993, and further declined 6% in 1994 to $881 million. On the other hand, sales of the Waddell & Reed Funds, which were introduced in 1992 as a deferred-load product to give investors five new mutual funds as additional investment alternatives, almost tripled to $94 million in 1993 and grew another 13% in 1994 to $107 million. W&R sales of variable annuities declined 6% in 1994 to $192 million, after experiencing a 74% increase in 1993 to $204 million. Growth in 1993 commission revenue for investment products was less than the growth in sales and the decline in 1994 commission revenue was greater than the decline in sales. These effects in both years were caused by declines in the sales of the

United Funds, for which commission revenue is earned at the point of sale, and increases in sales of the Waddell & Reed Funds, for which distribution revenues are deferred and earned subsequent to the point of sale. Waddell & Reed Funds' distribution fees are derived from an annual asset-based charge. In addition, the maximum sales charge on the United Funds was reduced in August, 1993 to improve their competitive position. This reduction in revenue was partially offset by an increased annual fee.

  Service fees were $22.3 million in 1994, rising 5% over the prior year. Service fees grew 7% to $21.3 million in 1993. The number of accounts serviced was 1.15 million at December 31, 1994, compared to 1.09 million a year earlier, increasing 6%.

  Commissions and selling expenses as a percentage of commission revenue were stable at 91% in both 1993 and 1992, but declined to 86% in 1994. The 1994 decline resulted from an increase in the 12-b service fee which offsets certain direct expenses. Margin improvement for financial services operations was mainly caused by a larger proportion of asset management fees to revenues than commissions to revenues in each year over the prior year. The asset management fees have a significantly higher profit margin than commission revenues.

                                    ENERGY
                              Summary of Results
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                 1994                 1993                 1992
                          -------------------- -------------------- -------------------
                                       % OF                 % OF                % OF
                                     RECURRING            RECURRING           RECURRING
                           AMOUNT     REVENUE   AMOUNT     REVENUE   AMOUNT    REVENUE
                          ---------  --------- ---------  --------- --------  ---------
Recurring energy reve-
 nues:
 Product marketing reve-
  nues..................  $ 350,034            $ 174,080            $ 98,352
 Less product costs.....   (332,550)            (165,068)            (91,356)
                          ---------            ---------            --------
 Net product marketing
  revenues..............     17,484     26.1%      9,012     10.4%     6,996      9.3%
 Production revenues....     19,008     28.4      45,427     52.4     38,155     50.5
 Asset management reve-
  nues..................     17,105     25.5      15,233     17.6     15,057     19.9
 Well operations reve-
  nues..................     10,768     16.0      14,310     16.5     13,806     18.3
                          ---------    -----   ---------    -----   --------    -----
 Total recurring operat-
  ing revenues..........     64,365     96.0      83,982     96.9     74,014     98.0
Investment income.......      2,657      4.0       2,674      3.1      1,525      2.0
                          ---------    -----   ---------    -----   --------    -----
 Total recurring reve-
  nue...................     67,022    100.0      86,656    100.0     75,539    100.0
                          ---------    -----   ---------    -----   --------    -----
Depletion...............     11,700     17.5      22,328     25.8     19,450     25.8
Direct expenses.........      4,515      6.7      10,494     12.1     10,353     13.7
                          ---------    -----   ---------    -----   --------    -----
 Energy operations ex-
  pense.................     16,215     24.2      32,822     37.9     29,803     39.5
Administrative expenses.     37,623     56.1      34,905     40.2     29,920     39.6
Interest................      1,279      1.9       7,591      8.8      5,365      7.1
                          ---------    -----   ---------    -----   --------    -----
 Total expense..........     55,117     82.2      75,318     86.9     65,088     86.2
                          ---------    -----   ---------    -----   --------    -----
Pretax operating income.     11,905     17.8      11,338     13.1     10,451     13.8
Gain from sale of prop-
 erties*................          0      0.0      22,030     25.4          0      0.0
                          ---------    -----   ---------    -----   --------    -----
Pretax income...........  $  11,905     17.8%  $  33,368     38.5%  $ 10,451     13.8%
                          =========    =====   =========    =====   ========    =====

- --------
*Included in energy operations revenues.

  Energy operations: The energy operations of Torchmark include the management
  ------------------
of proven producing oil and gas properties for both affiliates and unrelated parties by its subsidiary Torch Energy. Energy operations also include drilling of developmental wells, acquisition of properties and facilities, and marketing of oil and gas products by Torch Energy. Additionally, Torchmark and its insurance subsidiaries have invested in energy properties. While these investments are not included in the above table, they are discussed in this report under the caption "Investment Operations."

  Energy operations revenues for 1993 included a one-time gain from the sale of an offshore producing property in the amount of $22 million. Excluding this gain, energy revenues declined 23% from $84 million in 1993 to $64 million in 1994. In 1993, revenues excluding the one-time gain rose 13% over 1992. Profitability in energy operations improved in each of the years 1992 through 1994, with recurring pretax income rising from $10.5 million in 1992 to $11.3 million in 1993 and to $11.9 million in 1994, an increase of 8% in 1993 and 5% in 1994.

  The component of energy operations which has grown the most in the past two years was product marketing activities. These activities involve selling certain energy products which were acquired through purchase agreements with affiliated and unaffiliated parties. Net product revenues are computed after deducting the costs of the production sold from the gross marketing revenues. Net product marketing revenues grew 94% in 1994 after having gained 29% in 1993. These activities were the largest contributor to recurring energy profits in both 1993 and 1994, adding $5.5 million to pre-tax operating income in 1993 and $11.3 million in 1994.

  Although producing properties were another source of energy operation profits in 1992 and 1993, production activity declined due to the sale of the previously-mentioned offshore property. Production revenues are derived from Torch Energy's participation, as a working interest owner, in properties purchased for certain institutional clients as well as drilling and workover activities in directly-owned properties. Prior to 1994, production activities generally were centered around offshore producing properties acquired from Placid Oil Company ("Placid") in 1991. These properties were sold in late 1993, resulting in the previously-mentioned $22 million gain. Depletion and direct expenses are related to production activities and declined as production declined. The interest expense reported for energy operations is also associated with producing activities, because of the cost of financing properties. The sharp decline in 1994 interest expense resulted from the 1993 property sale, although replacement properties were acquired in the amount of $24 million in 1994.

  Torch Energy and its subsidiaries are also involved in asset management and well operations. Assets under management were $1.2 billion at year-end 1992 and 1993, and $1.3 billion at year-end 1994. A total of 7,500 wells were operated at December 31, 1994, compared to 1,200 at year-end 1993 and 1,800 at year-end 1992.

  Torchmark is presently evaluating various alternatives concerning the possible sale of Torch Energy.

  Investment operations: Net investment income declined 9.5% in 1994 to $330
  ----------------------
million from $365 million in 1993, after adjustment for Vesta's investment income. It declined 2.7% in 1993 (including Vesta). The three main factors causing the 1994 decrease were increased losses in energy investment income, accelerated GNMA repayments which caused increased acquisition of lower yielding securities, and increased investment in municipal securities which involve lower pretax yields. These factors also affected the decline in 1993 net investment income to a lesser extent. Additionally, the low yields available in 1993 on new investments for Torchmark's cash flow negatively affected 1993 and 1994 investment income growth.

  Torchmark's energy investments, which were valued at $331 million at December 31, 1994 and $346 million at the same date in 1993, resulted in a loss of $24 million in 1994, compared to a loss of $4 million in 1993 and a gain of $15 million in 1992. While lower gas prices were a factor in the decline in both years, the primary cause for the decrease in earnings in both years was the completion during 1993 of the Black Warrior Basin development in Alabama. This development, for which Torchmark had a total investment of $235 million at December 31, 1994, involves wells which produce methane gas from coal seam formations. Prior to 1993, during the development process, development costs including interest were capitalized. As wells were dewatered and production of gas was phased in during 1993, capitalization of costs was phased out. There was no capitalization in 1994. Therefore, rising costs were recognized during a period of time when gas prices were trending lower. The effect of the capitalization of costs resulted in a $12 million, or $.17 per share, reduction in net investment income between 1993 and 1994. Earnings from the production of methane gas in the Black Warrior Basin development are primarily derived from Federal income tax credits available estimated to be $1.00 per thousand cubic feet of gas produced for 1994 and will continue through 2003. Torchmark's tax credits are reported as a reduction of income tax expense and do not increase investment income. Credits were recognized in the amounts of $8.0 million in 1994, $10.5 million in 1993, and $2.9 million in 1992.

  The decline in interest rates during 1993 encouraged refinancing of mortgages, causing increased GNMA prepayments in 1993 and early 1994. These funds were reinvested at lower prevailing rates, causing a reduction in Torchmark's investment income in both 1993 and 1994. It is estimated that GNMA repayments reduced investments income $26.4 million in 1994 and $10.3 million in 1993, resulting in an after-tax decline of $.24 per share in 1994 and $.09 per share in 1993. Because of rising interest rates in 1994, however, refinancings have declined and Torchmark has been able to invest repayments as well as new cash flow in slightly higher yielding securities, reversing this trend. Torchmark has also reduced its exposure to GNMA's during 1994, decreasing the portfolio from $2.05 billion at year-end 1993 to $1.72 billion at year-end 1994.

  The relative attractiveness of tax-exempt securities improved in late 1993 because of the increase in corporate tax rates. While pretax returns on tax-exempt securities are lower than taxables, net after-tax returns are higher. Torchmark's holdings in tax-exempt securities represented 13.6% of total investments at December 31, 1994, compared to 11% at year-end 1993 and 1.7% at year-end 1992. Tax-equivalent investment income, excluding energy income and Vesta, was $370 million in 1994, compared to $376 million in 1993 and $374 million in 1992.

  Torchmark made fixed-maturity acquisitions at an average tax-equivalent yield of 7.27% in 1994 compared to 6.71% in 1993 and 7.75% in 1992. Principal components of 1994 acquisitions were noncallable corporate obligations, mortgage-backed securities, and to a lesser degree, insured municipal bonds.

  The rise in interest rates in 1994 caused the market value of Torchmark's fixed-maturity investments to decline, resulting in a $248 million decline in shareholders' equity, net of related taxes and deferred acquisition costs. At December 31, 1994, the book value of Torchmark's fixed maturities was $4.6 billion, compared to $4.4 billion at year-end 1993. At December 31, 1994, book value exceeded market by $242 million, compared to an excess of market over book at year-end 1993 of $192 million. Torchmark's fixed-maturities are reported at market value because they have been designated "available for sale."

  Torchmark's investments are very high quality and are primarily in U.S. Government or U.S. Government-backed securities and other investment-grade bonds. Torchmark's emphasis on such investments varies significantly with the insurance industry, which is demonstrated in the following table at December 31, 1994 including information provided by the American Council of Life
Insurance:

                                                       TORCHMARK
                                                    ----------------  INDUSTRY %
                                                    $ AMOUNTS    %       (1)
                                                    ---------- -----  ----------
Investment Grade Bonds & Short Terms............... $4,469,502  85.4%    63.9%
Noninvestment Grade Bonds..........................     25,490   0.5      5.7
Equities...........................................     41,590   0.8      5.3
Mortgage loans.....................................     17,997   0.3     15.3
Real estate........................................    132,554   2.5      2.9
Policy loans.......................................    181,988   3.5      5.3
Other..............................................    366,476   7.0      1.6
                                                    ---------- -----    -----
                                                    $5,235,597 100.0%   100.0%
                                                    ========== =====    =====

- --------
(1) Latest data available from the American Council of Life Insurance

  Torchmark's investment strategy continues to concentrate on high quality, medium-term, fixed income securities. At 1994 year-end, government or government-guaranteed securities totalled $2.05 billion, approximately 46% of the bond and short-term portfolio. This represents a decrease from 61% at year-end 1993 due to a reduction in holdings of GNMA securities. Despite the reduction, a substantial portion of the fixed-income portfolio was represented by U.S. Government obligations. The quality of Torchmark's portfolio is evidenced by the fact that rating agencies rated 61.3% of the fixed income portfolio "AAA" and 98.8% were considered to be investment grade.

  Torchmark's mortgage-backed holdings have resulted in a bond portfolio which provides substantial cash flow but one in which the principal repayments are impacted by interest rate changes. As indicated by the following table, 30% of the fixed income portfolio should repay within five years, and almost 75% within ten years. This compares with 46% and almost 90%, respectively, for year-end 1993. The table presents maturities determined by schedule or by estimated repayment in the case of mortgaged-backed securities.

                                           DECEMBER 31,
                                           ------------
                                           1994   1993
                                           -----  -----
            Short-terms...................   2.4%   1.4%
            Under 1 year..................   6.0   13.2
            2-5 years.....................  21.7   31.7
            6-10 years....................  44.0   43.1
            11-15 years...................  18.9    8.8
            16-20 years...................   3.9    1.3
            Over 20 years.................   3.1     .5
                                           -----  -----
            Total......................... 100.0% 100.0%
                                           =====  =====

  Because of rising rates in 1994, the average life of the investment portfolio was extended as a result of a reduction in expected prepayments of mortgage-backed holdings and the acquisition of longer-term securities. At December 31, 1994, the average life of Torchmark's investment portfolio was estimated to be 8.0 years, compared with 6.0 years at year-end 1993 and 6.1 years at year-end 1992. The year-end duration of the portfolio increased to
5.2 years from 4.2 years at year-end 1993.

                                  ACQUISITION

  On November 3, 1994, Torchmark acquired American Income for a total cash purchase price of approximately $552 million. American Income sells life insurance to union and credit union members through exclusive agents. The addition of American Income's quality line of products and low-cost operation fits well with Torchmark's strategy of growing life insurance operations in niche markets. The results of operations of American Income were consolidated with those of Torchmark after the purchase date, adding $33.1 million to Torchmark's 1994 revenues and $2.2 million or $.03 per share to net income, after deduction of charges for goodwill amortization and the cost of funds for the purchase. Funds for the purchase were provided through a $200 million preferred stock offering which is discussed in more detail in the capital resources section found on page 29 of this report, a $175 million bridge loan from a group of banks, the sale of investments available for sale, and internal cash flow.

                        LIQUIDITY AND CAPITAL RESOURCES

  Liquidity: Torchmark's high level of liquidity is represented by its strong
  ----------
positive cash flow, its liquid assets, and the availability of a line of credit facility and a commercial paper program. As is typical of established life insurance companies, Torchmark generates cash flow from premium, investment, and other income generally well in excess of its immediate needs for policy obligations, expenses, and other requirements. Additionally, because of the nature of the life insurance business, cash flow is also quite stable and predictable.

  Torchmark's cash flow has been strong and more than adequate to meet current needs. Cash provided from operations, including cash provided from deposit-product operations, was $370 million in 1994, compared to $488 million in 1993 and $554 million in 1992. In addition, Torchmark received $838 billion in 1994, $1.16 billion in 1993, and $808 million in 1992 from scheduled investment maturities as well as unscheduled GNMA and other principal repayments. Cash flow from operations and investment repayments in excess of debt service and shareholder dividends are generally invested to enhance return.

  Cash and short-term investments were $116 million at December 31, 1994, compared to $237 million at December 31, 1993. These liquid assets represented 1.4% of total assets at December 31, 1994, compared to 3.1% at the prior year end. In addition to Torchmark's liquid assets, Torchmark has marketable fixed and equity securities with a value of $4.4 billion at December 31, 1994, which are available for sale should the need arise.

  At year-end 1994, Torchmark had in place a line of credit facility with a group of banks which allowed borrowings up to $400 million. This line of credit agreement was entered into in December, 1994 and replaced a then existing $250 million credit line and the previously-mentioned $175 million bridge loan associated with the American Income purchase. The $400 million credit line is further designed as a backup credit line for a commercial paper program not to exceed $400 million, whereby Torchmark may borrow from either the credit line or issue commercial paper at any time but may not borrow in excess of a total of $400 million on the combined facilities. At December 31, 1994, $250 million was borrowed on the line of credit and no commercial paper was outstanding. A facility fee is charged on the entire $400 million balance. In accordance with the agreements, Torchmark is subject to certain covenants regarding capitalization and earnings. At December 31, 1994, Torchmark was in full compliance with these covenants.

  Liquidity of the parent company is affected by the ability of the subsidiaries to pay dividends. Dividends are paid by subsidiaries to the parent in order to meet its dividend payments on common and preferred stock, interest and principal repayment requirements on parent-company debt, and operating expenses of the parent company. Dividends from insurance subsidiaries of Torchmark are limited to the greater of statutory net gain from operations on an annual noncumulative basis or 10% of surplus, not to exceed earned surplus, in the absence of special approval, and distributions are not permitted in excess of statutory net worth. Subsidiaries are also subject to certain minimum capital requirements. Although these restrictions exist, dividend availability from subsidiaries has been and is expected to be more than adequate for parent-company operations. At December 31, 1994, a maximum amount of $213 million was available to Torchmark from insurance subsidiaries without regulatory approval.

  Capital Resources: On October 11, 1994, a wholly-owned finance subsidiary of
  ------------------
Torchmark issued 8 million shares or $200 million face amount Cumulative Monthly Income Preferred Securities, Series A ("MIPS") at an annual dividend rate of 9.18%. These securities were issued pursuant to a registration with the Securities and Exchange Commission in January, 1994. The MIPS are subject to a mandatory redemption in full at September 30, 2024, although Torchmark may elect to extend the MIPS for up to an additional 20 years if certain conditions are met. They are redeemable at Torchmark's option after September 30, 1999. While obligated to pay dividends at a fixed rate of 9.18%, Torchmark subsequently entered into a ten-year interest-rate swap agreement with an unaffiliated party whereby Torchmark agreed to pay a variable rate on the $200 million face amount in exchange for payment of the fixed dividend. Additionally, Torchmark acquired a five-year interest-rate cap on the swap agreement that insures the variable rate cannot exceed 10.39%. At December 31, 1994, the variable rate was 7.0%. Net proceeds from the issue, which were $193 million after issue expenses, were used to acquire American Income.

  Torchmark's long-term debt stood at $793 million at December 31, 1994, compared to $792 million at December 31, 1993. Torchmark's major debt issues outstanding at both December 31, 1994 and December 31, 1993 consisted of the following: (1) 8 5/8% Sinking Fund Debentures due 2017, $200 million principal amount; (2) 9 5/8% Senior Notes due 1998, $200 million principal amount; (3) 8 1/4% Senior Debentures due 2009, $100 million principal amount; (4) 7 7/8% Notes due 2023, $200 million principal amount; and (5) 7 3/8% Notes due 2013, $100 million principal amount. The latter two issues were issued in 1993, proceeds of which were used primarily to fund the United Management purchase. All major debt issues were carried at a balance of $791 million at December 31, 1994, after deducting the unamortized discount, compared to $790 million at December 31, 1993.

  During 1994, Torchmark's short-term debt rose to $255 million at December 31, 1994 from $107 million at year-end 1993. Torchmark increased its line of credit borrowings from $107 million to $250 million during 1994. Also, at year-end 1994, there was an additional $5 million outstanding in energy short-term debt.

  In 1994, Torchmark acquired 1.5 million shares of its common stock on the open market at an aggregate cost of $59 million. While Torchmark is not actively acquiring shares of its common stock at the current time, it may do so from time to time at favorable prices. Torchmark acquired 850 thousand shares at a cost of $42 million in 1993 and 4.2 million shares at a cost of $158 million in 1992.

  In March, 1994, Torchmark acquired the remaining outstanding shares of its adjustable-rate preferred stock at its face amount of $47 million. Prior to 1994, Torchmark had acquired $53 million face amount of this stock on the open market at an aggregate cost of $48 million. These shares were retired immediately.

  Shareholders' equity was $1.2 billion at December 31, 1994, a decrease of 12% when compared to the $1.4 billion at December 31, 1993. Book value per share was $17.37 at December 31, 1994, compared to $18.80 at December 31 1993. After adjusting the fixed-maturity portfolio to remove the market value fluctuation required by accounting rules, book value was $19.31 at year-end 1994, compared to $17.29 at year-end 1993, an increase of 12%. Return on common shareholders' equity was 21% in 1994, compared to 24% in 1993. Total debt as a percentage of total capitalization was 40% at December 31, 1994, compared to 41% at December 31, 1993, with the MIPS counted as equity and excluding the mark up or down of fixed investments. The multiple of earnings before interest and taxes to interest requirements was 5.9 for 1994, compared to 7.5 for 1993 and 8.0 for 1992.

                                  OTHER ITEMS

  Litigation: Torchmark and its subsidiaries continue to be named as parties
  -----------
to pending or threatened litigation, most of which involve punitive damage claims based upon allegations of agent misconduct at Liberty in Alabama. Such punitive damage claims are tried in Alabama state courts where any punitive damage litigation has the potential for significant adverse results. It is impossible to predict the extent of punitive damages that may be awarded if liability is found in any given case, since the amount of punitive damages in Alabama is left largely to the discretion of the jury in each case. While provision has been made in the financial statements for litigation costs, it is thus difficult to predict with certainty the liability of Torchmark or its subsidiaries in any given case because of the unpredictable nature of this type of litigation.

  Also, the class action litigation in Alabama over an exchange of Liberty's cancer policies continued in 1994. Although in May, 1994, a settlement was approved involving both equitable and monetary relief, valued by the court at $55 million, the appeal from the trial court's final approval is pending before the Alabama Supreme Court. Final briefs in the case were submitted to the Court in February, 1995. It is impossible to determine when a ruling will be issued.

  Merger with United Management: On October 1, 1993, Torchmark acquired the
  ------------------------------
approximately 16% of United Management that it did not already own through the payment of $31.25 per share in cash for the remaining outstanding shares. Accordingly, United Management was merged into Torchmark. Including share purchases made in 1993, the total amount of consideration paid to the remaining United Management shareholders was approximately $230 million.

  Divestiture of Vesta Insurance Group: During 1993, Torchmark announced that
  -------------------------------------
it was considering a public offering of shares of common stock of its wholly-owned subsidiary, Vesta Insurance Group, Inc. ("Vesta"), which was at that time the holding company for Torchmark's property and casualty operations. On November 11, 1993, Vesta sold 9 million shares of common stock in a public offering of which 6.8 million shares were owned by Torchmark prior to the sale and 2.2 million were newly issued shares. Torchmark's 6.8 million shares were sold for $25 per share less expenses, amounting to proceeds of approximately $161 million and resulting in a $57 million pretax gain. After the transaction, Torchmark continued to own 3.4 million shares of Vesta outstanding common stock or approximately 27% of the company. Torchmark also loaned Vesta $28 million in December, 1993, which continued to be outstanding at December 31, 1994.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
                                                                           ----
Independent Auditors' Report..............................................  31
Consolidated Financial Statements:
 Consolidated Balance Sheet at December 31, 1994 and 1993.................  32
 Consolidated Statement of Operations for each of the years in the three-
  year period ended December 31, 1994.....................................  33
 Consolidated Statement of Shareholders' Equity for each of the years in the three-year period ended December 31, 1994...........................  34
 Consolidated Statement of Cash Flow for each of the years in the three-
  year period ended December 31, 1994.....................................  35
 Notes to Consolidated Financial Statements...............................  36

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Torchmark Corporation and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

  As discussed in Notes 1 and 10 to the consolidated financial statements, Torchmark changed its method of accounting for income taxes to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (Statement) No. 109, Accounting for Income Taxes, in 1993. As discussed in Note 1, Torchmark adopted the provisions of the Financial Accounting Standards Board's Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities at December 31, 1993. Also, as discussed in Note 11, Torchmark adopted the provisions of the Financial Accounting Standards Board's Statement No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions, in 1993.

                                             KPMG PEAT MARWICK LLP

Birmingham, Alabama
February 1, 1995

                             TORCHMARK CORPORATION
                           CONSOLIDATED BALANCE SHEET
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                            DECEMBER 31,
                                                        ----------------------
                                                           1994        1993
                                                        ----------  ----------
Assets:
 Investments:
  Fixed maturities--available for sale, at market value
   1992 (cost: 1994--$4,634,594; 1993--$4,387,026)..... $4,392,259  $4,579,034
  Equity securities, at market value (cost: 1994--
   $35,985; 1993--$31,221).............................     31,547      40,961
  Mortgage loans on real estate, at cost (estimated
   market value: 1994--$17,956; 1993--$4,024)..........     17,997       4,147
  Investment real estate, at cost (less allowance for
   depreciation: 1994--$28,620; 1993--$24,250).........    132,554     110,730
  Policy loans.........................................    181,988     149,890
  Energy investments...................................    330,543     345,805
  Other long-term investments (at market value)........     35,933      26,989
  Short-term investments...............................    112,776     183,166
                                                        ----------  ----------
   Total investments...................................  5,235,597   5,440,722
 Cash (includes restricted cash: 1994--$13,091; 1993--
  $18,191).............................................      2,758      53,408
 Investment in unconsolidated subsidiaries.............     86,386      79,319
 Accrued investment income.............................     67,116      56,801
 Other receivables.....................................    223,811     152,910
 Deferred acquisition costs............................  1,017,467     901,565
 Value of insurance purchased..........................    274,124     131,602
 Property and equipment................................    103,806      80,511
 Goodwill..............................................    570,455     178,645
 Other assets..........................................    106,911      26,432
 Separate account assets...............................    715,203     544,327
                                                        ----------  ----------
   Total assets........................................ $8,403,634  $7,646,242
                                                        ==========  ==========
Liabilities:
 Future policy benefits................................ $4,229,916  $3,745,416
 Unearned and advance premiums.........................     90,871      96,206
 Policy claims and other benefits payable..............    201,754     159,451
 Other policyholders' funds............................     72,783       4,313
                                                        ----------  ----------
  Total policy liabilities.............................  4,595,324   4,005,386
 Accrued income taxes..................................    235,124     413,072
 Other liabilities.....................................    374,449     366,759
 Short-term debt.......................................    255,116     107,108
 Long-term debt (estimated market value: 1994--
  $751,603; 1993--$857,715)............................    792,763     792,335
 Separate account liabilities..........................    715,203     544,327
                                                        ----------  ----------
  Total liabilities....................................  6,967,979   6,228,987
Commitments and contingencies
Monthly income preferred securities....................    193,052         -0-
Shareholders' equity:
 Preferred stock, par value $1 per share--Authorized
  5,000,000 shares; outstanding:
  0 in 1994 and 1,000,000 issued less 530,180 shares
  held in treasury in 1993.............................        -0-       1,000
 Common stock, par value $1 per share--Authorized
  160,000,000 shares; outstanding: 74,384,228 issued in
  1994 and 1993, less 2,850,193 shares and 1,489,134
  shares held in treasury in 1994 and 1993, respective-
  ly...................................................     73,784      73,784
 Additional paid-in capital............................    139,045     232,432
 Unrealized gains (losses), net of applicable taxes....   (140,756)    120,138
 Retained earnings.....................................  1,267,545   1,082,031
 Treasury stock........................................    (97,015)    (92,130)
                                                        ----------  ----------
  Total shareholders' equity...........................  1,242,603   1,417,255
                                                        ----------  ----------
  Total liabilities and shareholders' equity........... $8,403,634  $7,646,242
                                                        ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                 YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1994        1993        1992
                                             ----------  ----------  ----------
Revenue:
 Life premium..............................  $  601,633  $  555,859  $  544,745
 Health premium............................     768,714     799,835     797,855
 Other premium.............................      18,527     137,216     111,362
                                             ----------  ----------  ----------
   Total premium...........................   1,388,874   1,492,910   1,453,962
 Net investment income.....................     330,492     372,470     382,744
 Financial services revenue................     139,276     137,422     133,462
 Energy operations revenue.................      64,365     106,013      74,014
 Realized investment gains (losses)........      (2,551)      8,009        (948)
 Gain from sale of Vesta shares............         -0-      57,234         -0-
 Other income..............................       2,101       2,777       2,576
                                             ----------  ----------  ----------
   Total revenue...........................   1,922,557   2,176,835   2,045,810
Benefits and expenses:
 Life policyholder benefits................     389,976     377,017     366,194
 Health policyholder benefits..............     488,066     486,855     491,343
 Other policyholder benefits...............      43,235     107,684      96,011
                                             ----------  ----------  ----------
   Total policyholder benefits.............     921,277     971,556     953,548
 Amortization of deferred acquisition
  costs....................................     178,107     187,073     195,434
 Commissions and premium taxes.............     141,158     172,801     165,932
 Financial services selling expense........      39,962      47,055      51,902
 Energy operations expense.................      16,214      32,822      29,803
 Other operating expense...................     162,560     174,861     170,008
 Nonoperating expenses.....................         -0-      82,000       5,652
 Interest expense..........................      76,355      67,261      55,661
                                             ----------  ----------  ----------
   Total benefits and expenses.............   1,535,633   1,735,429   1,627,940
Income before income taxes and equity in
 earnings of
 unconsolidated subsidiaries...............     386,924     441,406     417,870
Income taxes...............................    (124,317)   (153,086)   (140,844)
Equity in earnings of unconsolidated sub-
 sidiaries.................................       8,476       1,952         828
Minority interests in consolidated subsidi-
 aries.....................................         -0-     (10,696)    (12,377)
Monthly income preferred securities divi-
 dend......................................      (2,137)        -0-         -0-
                                             ----------  ----------  ----------
   Net income before cumulative effect of
    changes in accounting
    principles.............................     268,946     279,576     265,477
Cumulative effect of changes in accounting
 principles................................         -0-      18,403         -0-
                                             ----------  ----------  ----------
   Net income..............................     268,946     297,979     265,477
Dividends to preferred shareholders........        (804)     (3,289)     (3,453)
                                             ----------  ----------  ----------
   Net income available to common share-
    holders................................  $  268,142  $  294,690  $  262,024
                                             ==========  ==========  ==========
Net income per share before cumulative ef-
 fect of changes in
 accounting principles.....................  $     3.72  $     3.76  $     3.58
Cumulative effect of changes in accounting
 principles................................         -0-         .25         -0-
                                             ----------  ----------  ----------
Net income per share.......................  $     3.72  $     4.01  $     3.58
                                             ==========  ==========  ==========


          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                             ADDITIONAL UNREALIZED                             TOTAL
                          PREFERRED COMMON    PAID-IN     GAINS      RETAINED   TREASURY   SHAREHOLDERS'
                            STOCK    STOCK    CAPITAL    (LOSSES)    EARNINGS     STOCK       EQUITY
                          --------- -------  ---------- ----------  ----------  ---------  -------------
Year Ended December 31,
 1992
Balance at January 1,
 1992...................   $1,000   $50,763   $165,979  $   5,140   $  872,655  $ (16,286)  $1,079,251
Net income for the year.                                               265,477                 265,477
Common dividends de-
 clared ($1.07 a share).                                               (77,961)                (77,961)
Preferred dividends
 declared and accrued...                                                (3,453)                 (3,453)
Three-for-two stock
 split in the form of a
 dividend...............             24,175                            (24,175)                    -0-
Issuance of common
 stock..................              2,192     81,867                                          84,059
Acquisition of treasury
 stock--common..........                                                         (204,288)    (204,288)
Acquisition of treasury
 stock--
 preferred..............                                                          (31,467)     (31,467)
Retirement of treasury
 stock--common..........             (3,618)   (35,825)               (164,845)   204,288          -0-
Net change in unrealized
 gains (losses).........                                    4,042                                4,042
                           ------   -------   --------  ---------   ----------  ---------   ----------
 Balance at December 31,
  1992..................    1,000    73,512    212,021      9,182      867,698    (47,753)   1,115,660
Year Ended December 31,
 1993
Net income for the year.                                               297,979                 297,979
Common dividends de-
 clared ($1.09 a share).                                               (80,357)                (80,357)
Preferred dividends
 declared and accrued...                                                (3,289)                 (3,289)
Issuance of common
 stock..................                272     15,290                                312       15,874
Grant of stock options..                         5,121                                           5,121
Acquisition of treasury
 stock--common..........                                                          (44,689)     (44,689)
Net change in unrealized
 gains (losses).........                                  110,956                              110,956
                           ------   -------   --------  ---------   ----------  ---------   ----------
 Balance at December 31,
  1993..................    1,000    73,784    232,432    120,138    1,082,031    (92,130)   1,417,255
Year Ended December 31,
 1994
Net income for the year.                                               268,946                 268,946
Common dividends de-
 clared ($1.12 a share).                                               (80,602)                (80,602)
Preferred dividends
 declared and accrued...                                                  (804)                   (804)
Acquisition of treasury
 stock--preferred.......                                                          (46,982)     (46,982)
Acquisition of treasury
 stock--common..........                                                          (59,072)     (59,072)
Retirement of treasury
 stock--preferred.......   (1,000)             (93,736)                            94,736          -0-
Exercise of stock op-
 tions..................                           349                  (2,026)     6,433        4,756
Net change in unrealized
 gains (losses).........                                 (260,894)                            (260,894)
                           ------   -------   --------  ---------   ----------  ---------   ----------
 Balance at December 31,
  1994..................   $  -0-   $73,784   $139,045  $(140,756)  $1,267,545  $ (97,015)  $1,242,603
                           ======   =======   ========  =========   ==========  =========   ==========

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOW
                             (AMOUNTS IN THOUSANDS)

                                               YEAR ENDED DECEMBER 31,
                                         -------------------------------------
                                            1994         1993         1992
                                         -----------  -----------  -----------
Net income.............................. $   268,946  $   297,979  $   265,477
Adjustments to reconcile net income to
 cash
 provided from operations:
  Increase in future policy benefits....      81,062      140,867      114,335
  Increase in other policy benefits.....      23,990        7,548       26,435
  Deferral of policy acquisition costs..    (225,409)    (214,318)    (220,630)
  Amortization of deferred acquisition
   costs................................     178,107      187,073      195,434
  Change in accrued income taxes........     (70,121)      (9,411)      (2,505)
  Depreciation and depletion............      25,335       35,607       33,481
  Realized (gains) losses on sale of in-
   vestments,
   subsidiaries, and properties.........       2,551      (65,243)         948
  Change in accounts payable and other
   liabilities..........................     (12,395)      91,635       66,445
  Change in receivables.................     (41,382)     (18,528)     (43,580)
  Change in payables and receivables of
   unconsolidated affiliates............      31,997      (28,506)       5,430
  Other accruals and adjustments........      18,750      (25,596)      (5,803)
                                         -----------  -----------  -----------
Cash provided from operations...........     281,431      399,107      435,467
Cash used for investment activities:
 Investments sold or matured:
  Fixed maturities available for sale--
   sold.................................     582,611      245,689          -0-
  Fixed maturities available for sale--
   matured, called, and repaid..........     796,064      485,112          -0-
  Fixed maturities held to maturity--
   sold.................................         -0-       58,028      403,034
  Fixed maturities held to maturity--ma-
   tured, called, and repaid............         -0-      669,998      808,132
  Equity securities.....................      23,179        9,909       11,302
  Mortgage loans........................       1,128        2,654        1,685
  Real estate...........................       1,292        7,351        3,987
  Other long-term investments...........      51,696       49,776       17,062
                                         -----------  -----------  -----------
   Total investments sold or matured....   1,455,970    1,528,517    1,245,202
 Acquisition of investments:
  Fixed maturities--available for sale..  (1,264,056)     (99,453)         -0-
  Fixed maturities--held to maturity....         -0-   (1,761,776)  (1,540,775)
  Equity securities.....................     (23,739)        (830)     (19,786)
  Real estate...........................     (20,587)     (10,129)     (19,560)
  Net increase in policy loans..........      (8,305)      (5,093)      (3,185)
  Energy investments....................     (58,466)     (11,642)     (59,764)
  Other long-term investments...........     (12,655)      (6,287)      (9,085)
                                         -----------  -----------  -----------
   Total acquisition of investments.....  (1,387,808)  (1,895,210)  (1,652,155)
 Net (increase) decrease in short-term
  investments...........................      94,873     (119,815)      39,309
 Purchase of American Income............    (551,501)         -0-          -0-
 Purchase of Minority Interest..........         -0-     (229,063)         -0-
 Proceeds from sale of stock in subsidi-
  aries.................................         -0-      187,220          -0-
 Loans made to affiliates...............         -0-      (28,000)     (34,854)
 Loans repaid by affiliates.............         -0-          550       49,704
 Dispositions of properties.............       4,436       68,650          957
 Additions to properties................     (48,988)     (15,849)     (40,366)
 Additions to properties held for re-
  sale..................................     (74,233)         -0-          -0-
 Dividends from unconsolidated affili-
  ates..................................         513          620          -0-
                                         -----------  -----------  -----------
Cash used for investment activities.....    (506,738)    (502,380)    (392,203)
Cash provided from (used for) financing
 activities:
 Issuance of common stock...............       4,408        6,669       15,472
 Issuance of monthly income preferred
  securities............................     193,046          -0-          -0-
 Additions to debt......................     148,000      359,110      237,261
 Cash dividends paid to shareholders....     (82,336)     (82,932)     (82,373)
 Cash distributions to minority inter-
  ests..................................         -0-       (1,968)      (1,830)
 Repayments on debt.....................     (70,108)    (189,682)    (137,048)
 Acquisition of treasury stock..........    (106,054)     (41,897)    (189,144)
 Net receipts from deposit product oper-
  ations................................      87,701       88,675      118,385
                                         -----------  -----------  -----------
Cash provided from (used for) financing
 activities.............................     174,657      137,975      (39,277)
                                         -----------  -----------  -----------
 Increase (decrease) in cash............     (50,650)      34,702        3,987
 Cash at beginning of year..............      53,408       18,706       14,719
                                         -----------  -----------  -----------
 Cash at end of year.................... $     2,758  $    53,408  $    18,706
                                         ===========  ===========  ===========

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATE)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation: The accompanying financial statements have been
  ---------------------
prepared in conformity with generally accepted accounting principles ("GAAP").

  Principles of Consolidation: The financial statements include the results of
  ---------------------------
Torchmark Corporation ("Torchmark") and its wholly-owned subsidiaries and United Investors Management Company ("United Management"). United Management was approximately 83% owned through October 1, 1993 at which time Torchmark acquired all of the publicly held shares. Torchmark deducts the interests of minority shareholders from its shareholders' equity and operating results. Subsidiaries which are not majority-owned are reported on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Investments. Torchmark adopted the provisions of SFAS 115 at December 31,
  -----------
1993. This standard prescribes the accounting for investments in debt and equity securities. Also at December 31, 1993, Torchmark elected to classify all of its fixed maturity investments, which include bonds and redeemable preferred stocks, as available for sale. The Standard requires that investments classified as available for sale be carried at market value with unrealized gains and losses, net of deferred taxes, reflected directly in shareholders' equity.

  Investments in equity securities, which include common and nonredeemable preferred stocks, are reported at market value. Policy loans are carried at unpaid principal balances. Mortgage loans are carried at amortized cost. Investments in real estate are reported at cost less allowances for depreciation, which are calculated on the straight line method. Short-term investments include investments in certificates of deposit and other interest-bearing time deposits with original maturities within three months. Other long-term investments consist primarily of investments in mutual funds managed by a Torchmark subsidiary. They are carried at market value. If an investment becomes permanently impaired, such impairment is treated as a realized loss and the investment is adjusted to net realizable value.

  Gains and losses realized on the disposition of investments are recognized as revenues and are determined on a specific identification basis. Unrealized gains and losses on equity securities and fixed maturities available for sale, net of deferred income taxes, are reflected directly in shareholders' equity.

  Realized investment gains and losses and investment income attributable to separate accounts are credited to the separate accounts and have no effect on Torchmark's net income. Investment income attributable to other policyholders is included in Torchmark's net investment income. Net investment income for the years ended December 31, 1994, 1993 and 1992 included $240.7 million, $229.5 million, and $221.2 million, respectively, which was allocable to policyholder reserves or accounts. Realized investment gains and losses are not allocable to policyholders.

  Determination of Fair Values of Financial Instruments: Fair value for cash,
  -----------------------------------------------------
short-term investments, receivables and payables approximates carrying value. Fair values for investment securities are based on quoted market prices, where available. Otherwise, fair values are based on quoted market prices of comparable instruments. Mortgages are valued using discounted cash flows. The carrying amounts of short-term borrowings approximate their fair value. Substantially all of Torchmark's long-term debt is valued based on quoted market prices.

  Cash: Cash consists of balances on hand and on deposit in banks and
  ----
financial institutions. Overdrafts arising from the overnight investment of funds offset cash balances on hand and on deposit.

  Recognition of Premium Revenue and Related Expenses: Premiums for insurance
  ---------------------------------------------------
contracts which are not defined as universal life-type according to SFAS 97 are recognized as revenue over the premium-paying period of the policy. Profits for limited-payment life insurance contracts as defined by SFAS 97 are recognized over the contract period. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Variable annuity products are also assessed an investment management fee and a sales charge. Life premium includes

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) policy charges of $74.2 million, $76.2 million, and $79.8 million for the years ended December 31, 1994, 1993 and 1992, respectively. Other premium includes annuity policy charges for the years ended December 31, 1994, 1993, and 1992 of $13.9 million, $9.5 million, and $8.8 million, respectively. Profits are also earned to the extent that investment income exceeds policy requirements. The related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of deferred acquisition costs in a manner which recognizes profits as they are earned over the same period.

  Future Policy Benefits: The liability for future policy benefits for
  ----------------------
universal life-type products according to SFAS 97 is represented by policy account value. The liability for future policy benefits for all other life and health products is provided on the net level premium method based on estimated investment yields, mortality, morbidity, persistency and other assumptions which were appropriate at the time the policies were issued. Assumptions used are based on Torchmark's experience as adjusted to provide for possible adverse deviation. These estimates are periodically reviewed and compared with actual experience. If it is determined future experience will probably differ significantly from that previously assumed, the estimates are revised.

  Deferred Acquisition Costs and Value of Insurance Purchased: The costs of
  -----------------------------------------------------------
acquiring new insurance business are deferred. Such costs consist of sales commissions, underwriting expenses, and certain other selling expenses. The costs of acquiring new business through the purchase of other companies and blocks of insurance business are also deferred.

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

  Income Taxes: Income taxes are accounted for under the asset and liability
  ------------
method in accordance with SFAS 109. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Effective January 1, 1993, Torchmark adopted SFAS 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of operations. Prior years' financial statements have not been restated to reflect Statement 109's provisions.

  Prior to the adoption of SFAS 109, income taxes were accounted for under APB Opinion 11, which required the deferred method. Under this method, deferred income taxes were recognized for revenue and expense items that were reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Deferred taxes were not adjusted for subsequent changes in tax rates.

  Property and Equipment: Property and equipment is reported at cost less
  ----------------------
allowances for depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from two to twenty years for equipment and two to forty years for buildings and improvements. Ordinary maintenance and repairs are charged to income as incurred.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Energy: Torchmark uses the successful-efforts method of accounting for its
  ------
energy operations. All costs associated with property acquisitions and development of proved oil and gas reserves are capitalized. Capitalized costs are amortized by the unit-of-production method based on estimated proved oil and gas reserves. All costs relating to production activities are charged to income as incurred. Energy properties owned by Torchmark's energy subsidiaries are accounted for as "properties" and revenue therefrom is accounted for as "energy operations revenues." Investments in oil and gas properties by Torchmark's insurance subsidiaries are accounted for as "investments" and income therefrom is accounted for as "investment income."

  Goodwill: The excess cost of businesses acquired over the fair value of
  --------
their net assets is reported as goodwill and is amortized on a straight-line basis over a period not exceeding 40 years. Torchmark's unamortized goodwill is periodically reviewed to ensure that conditions are present to indicate the recorded amount of goodwill is recoverable from the estimated future profitability of the related business. If events or changes in circumstances indicate that future profits will not be sufficient to support the carrying amount of goodwill, goodwill is written down to the recoverable amount and is amortized over the original period or a reduced period if appropriate.

  Treasury Stock: Torchmark accounts for purchases of treasury stock on the
  --------------
cost method.

  Reclassification: Certain amounts in the financial statements presented have
  ----------------
been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported shareholders' equity or net income during the periods involved.

  Stock Split: On August 19, 1992, Torchmark distributed one share for every
  -----------
two shares owned by shareholders on record as of August 5, 1992 in the form of a stock dividend. The dividend was accounted for as a stock split. All prior-year share and per share data have been restated to give effect for this split.

  Litigation: Provision has been made for litigation in the financial
  ----------
statements. Torchmark reports litigation costs as operating expenses except for large and unusual awards for actual and punitive damages, which are reported as nonoperating expense.

  Earnings Per Share: Earnings available to holders of common stock are
  ------------------
computed after deducting dividends on the Adjustable Rate Cumulative Preferred Stock. Primary earnings per share are then calculated by dividing the earnings available to holders of common stock by the weighted average number of common shares outstanding during the period. The weighted average numbers of common shares outstanding for each period are as follows: 1994--72,095,657, 1993-- 73,501,654, 1992--73,236,849.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 2--STATUTORY ACCOUNTING


  Insurance subsidiaries of Torchmark are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders' equity on a statutory basis for the insurance subsidiaries were as follows:

                                      NET INCOME           SHAREHOLDERS' EQUITY
                               YEAR ENDED DECEMBER 31,        AT DECEMBER 31,
                              ---------------------------  ---------------------
                                1994     1993      1992       1994       1993
                              -------- --------  --------  ---------- ----------
   Life...................... $228,754 $364,421* $268,807*   $552,906 $  653,403
   Property and casualty.....      -0-    6,449     3,049         -0-        -0-

  *Includes equity in earnings of property and casualty subsidiaries

  The excess, if any, of shareholders' equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution to Torchmark without regulatory approval.

  A reconciliation of Torchmark's insurance subsidiaries' statutory net income to Torchmark's consolidated GAAP net income is as follows:

                                                  YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                  1994        1993       1992
                                               ----------  ----------  --------
      Statutory net income...................    $228,754  $  364,421  $268,807
      Deferral of acquisition costs..........     225,409     214,318   220,630
      Amortization of acquisition costs......    (178,107)   (187,073) (195,434)
      Differences in insurance policy liabil-
       ities.................................      30,271     (42,364)   (6,796)
      Deferred income taxes..................      (2,052)    (22,281)  (18,502)
      Inter-affiliate dividends..............         -0-    (194,442)  (10,583)
      Income of noninsurance affiliates......      11,372     136,748    (2,147)
      Other..................................     (18,229)     28,652     9,502
      Pre-acquisition adjustments............     (28,472)        -0-       -0-
                                               ----------  ----------  --------
      GAAP net income........................    $268,946  $  297,979  $265,477
                                               ==========  ==========  ========

  A reconciliation of Torchmark's insurance subsidiaries' statutory shareholders' equity to Torchmark's consolidated GAAP shareholders' equity is as follows:

                                                    YEAR ENDED
                                                   DECEMBER 31,
                                               ----------------------
                                                  1994        1993
                                               ----------  ----------
      Statutory shareholders' equity.........  $  552,906  $  653,403
      Differences in insurance policy liabil-
       ities.................................     321,084     236,181
      Deferred acquisition costs.............   1,017,467     908,065
      Value of insurance purchased...........     274,124     131,602
      Deferred income taxes..................    (223,385)   (343,843)
      Debt of parent company.................  (1,040,972)   (897,429)
      Asset valuation reserves...............      96,814     103,520
      Nonadmitted assets.....................      43,610      15,199
      Net assets of noninsurance affiliates .     230,671     533,978
      Other..................................     (29,716)     76,579
                                               ----------  ----------
      GAAP shareholders' equity..............  $1,242,603  $1,417,255
                                               ==========  ==========

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 3--INVESTMENT OPERATIONS

                                                   YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1994       1993      1992
                                                 ---------  --------  --------
   Investment income is summarized as follows:
     Fixed maturities..........................  $ 329,626  $349,403  $354,972
     Equity securities.........................      1,323     2,214     2,378
     Mortgage loans on real estate.............        631     1,163       742
     Investment real estate....................      7,778     6,804     9,354
     Policy loans..............................     10,003     9,070     8,581
     Energy investments........................    (24,371)   (3,585)   15,097
     Other long-term investments...............     10,244    10,110       997
     Short-term investments....................      8,986    10,019     5,374
                                                 ---------  --------  --------
                                                   344,220   385,198   397,495
     Less investment expense...................    (13,728)  (12,728)  (14,751)
                                                 ---------  --------  --------
     Net investment income.....................  $ 330,492  $372,470  $382,744
                                                 =========  ========  ========
   An analysis of gains (losses) from invest-
    ments is as follows:
     Realized investment gains (losses):
      Fixed maturities.........................  $  (5,049) $ 12,387  $  7,837
      Equity securities........................      1,610       702       513
      Other....................................        888    (5,080)   (9,298)
                                                 ---------  --------  --------
                                                 $  (2,551) $  8,009  $   (948)
                                                 =========  ========  ========
     Net change in unrealized investment gains
      (losses) on
      equity securities before tax.............  $ (16,240) $ (1,855) $  6,682
     Net change in unrealized investment gains
      on fixed maturities available for sale
      before tax...............................   (434,365)  192,380         0
     Adjustment to deferred acquisition costs..     52,334   (23,264)        0
     Applicable tax............................    139,456   (59,055)   (2,271)
                                                 ---------  --------  --------
     Net change in unrealized gains (losses) on
      equity and fixed maturity securities
      available for sale.......................  $(258,815) $108,206  $  4,411
                                                 =========  ========  ========
     Net increase (decrease) in market value
      relative to carrying value of fixed matu-
      rities during the year...................  $       0  $      0  $(41,436)
                                                 =========  ========  ========

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 3--INVESTMENT OPERATIONS (CONTINUED)
  A summary of fixed maturities available for sale and equity securities by amortized cost and estimated market value at December 31, 1994 and 1993 is as follows:

                                      GROSS      GROSS                AMOUNT PER
                         AMORTIZED  UNREALIZED UNREALIZED    MARKET   THE BALANCE
1994:                       COST      GAINS      LOSSES      VALUE       SHEET
- -----                    ---------- ---------- ----------  ---------- -----------
Fixed maturities avail-
 able for sale:
 Bonds:
  U.S. Government direct
   obligations and
   agencies............. $  105,239  $    502  $  (3,985)  $  101,756 $  101,756
  GNMAs.................  1,775,852    18,007    (78,796)   1,715,063  1,715,063
  Mortgage-backed
   securities, GNMA
   collateral...........    242,567     1,661     (7,676)     236,552    236,552
  Other mortgage-backed
   securities...........    161,216       804     (2,441)     159,579    159,579
  State, municipalities
   and political
   subdivisions.........    835,740     1,693    (69,078)     768,355    768,355
  Foreign governments...    104,478       190     (3,702)     100,966    100,966
  Public utilities......    243,776       247    (20,168)     223,855    223,855
  Industrial and
   miscellaneous........  1,155,968     2,377    (82,255)   1,076,090  1,076,090
 Redeemable preferred
  stocks................      9,758       290         (5)      10,043     10,043
                         ----------  --------  ---------   ---------- ----------
  Total fixed maturities
   .....................  4,634,594    25,771   (268,106)   4,392,259  4,392,259
Equity securities:
 Common stocks:
  Banks and insurance
   companies............     33,272     6,852    (11,542)      28,582     28,582
  Industrial and all
   others...............      1,165        65       (103)       1,127      1,127
 Non-redeemable
  preferred stocks......      1,548       291         (1)       1,838      1,838
                         ----------  --------  ---------   ---------- ----------
  Total equity
   securities...........     35,985     7,208    (11,646)      31,547     31,547
                         ----------  --------  ---------   ---------- ----------
  Total fixed maturities
   and equity
   securities........... $4,670,579  $ 32,979  $(279,752)  $4,423,806 $4,423,806
                         ==========  ========  =========   ========== ==========
1993:
- -----
Fixed maturities avail-
 able for sale:
 Bonds:
  U.S. Government direct
   obligations and
   agencies............. $  190,239  $  7,916  $    (123)  $  198,032 $  198,032
  GNMAs.................  1,954,912    96,385     (1,599)   2,049,698  2,049,698
  Mortgage-backed
   securities, GNMA
   collateral...........    424,828    24,393        (80)     449,141    449,141
  Other mortgage-backed
   securities...........     24,690     1,453          0       26,143     26,143
  State, municipalities
   and political
   subdivisions.........    624,037    18,518     (1,827)     640,728    640,728
  Foreign governments...     75,127     5,894          0       81,021     81,021
  Public utilities......    315,872    15,623       (976)     330,519    330,519
  Industrial and
   miscellaneous........    763,965    29,788     (5,000)     788,753    788,753
 Redeemable preferred
  stocks................     13,356     1,643          0       14,999     14,999
                         ----------  --------  ---------   ---------- ----------
  Total fixed
   maturities...........  4,387,026   201,613     (9,605)   4,579,034  4,579,034
Equity securities:
 Common stocks:
  Banks and insurance
   companies............      7,264     7,610          0       14,874     14,874
  Industrial and all
   others...............     10,471       555       (736)      10,290     10,290
 Non-redeemable
  preferred stocks......     13,486     2,311          0       15,797     15,797
                         ----------  --------  ---------   ---------- ----------
  Total equity
   securities...........     31,221    10,476       (736)      40,961     40,961
                         ----------  --------  ---------   ---------- ----------
  Total fixed maturities
   and equity
   securities........... $4,418,247  $212,089  $ (10,341)  $4,619,995 $4,619,995
                         ==========  ========  =========   ========== ==========

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 3--INVESTMENT OPERATIONS (CONTINUED)

  A schedule of fixed maturities by contractual maturity at December 31, 1994 is shown below on an amortized cost basis and on a market value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

                                        AMORTIZED    MARKET
                                           COST      VALUE
                                        ---------- ----------
           Fixed maturities available
           for sale:
            Due in one year or less...  $   35,877 $   36,184
            Due from one to five
             years....................     263,098    258,971
            Due from five to ten
             years....................   1,472,151  1,368,106
            Due after ten years.......     611,477    545,769
                                        ---------- ----------
                                         2,382,603  2,209,030
            Redeemable preferred
             stocks...................       9,758     10,043
            Mortgage- and asset-backed
             securities...............   2,242,233  2,173,186
                                        ---------- ----------
                                        $4,634,594 $4,392,259
                                        ========== ==========

  Proceeds from sales of fixed maturities available for sale were $583 million in 1994 and $246 million in 1993. Gross gains realized on those sales were $14.6 million in 1994 and $8.3 million in 1993. Gross losses were $20.8 million in 1994 and $176 thousand in 1993. Proceeds from sales of fixed investments held to maturity were $58 million in 1993 and $403 million in 1992. Gross gains realized on those sales were $2.6 million in 1993 and $8.6 million in 1992. Gross losses on those sales were $138 thousand in 1993 and $1.7 million in 1992. The 1993 sales of fixed investments held to maturity were made for various reasons including changes in regulatory requirements, credit deterioration, and sales within 90 days of maturity.

  Torchmark had $26.3 million and $22.0 million in investment real estate at December 31, 1994 and 1993, respectively, which was nonincome producing during the previous twelve months. These properties included primarily construction in process and land. Fixed investments and mortgage loans which were nonincome producing during the previous twelve months were $0.6 million, and $.4 million at December 31, 1994 and 1993, respectively.

  Derivative investments are immaterial to Torchmark at December 31, 1994. Torchmark's total carrying value of these investments was $26.5 million at December 31, 1994 and Torchmark has no off-balance sheet exposure in connection with these investments.

NOTE 4--PROPERTY AND EQUIPMENT

A summary of property and equipment used in the business is as follows:

                                       DECEMBER 31, 1994     DECEMBER 31, 1993
                                     --------------------- ---------------------
                                              ACCUMULATED           ACCUMULATED
                                       COST   DEPRECIATION   COST   DEPRECIATION
                                     -------- ------------ -------- ------------
Company occupied real estate........  $65,584    $29,742    $65,037    $28,792
Data processing equipment...........   31,556     23,878     25,417     20,719
Transportation equipment............   17,281      9,903     16,812      8,634
Furniture and office equipment......   43,804     37,006     39,668     31,910
Energy properties...................   82,131     36,021     49,695     26,063
                                     --------   --------   --------   --------
                                     $240,356   $136,550   $196,629   $116,118
                                     ========   ========   ========   ========

  Depreciation expense on property used in the business was $9.9 million, $9.6 million, and $10.4 million in each of the years 1994, 1993 and 1992. Depletion of energy properties was $11.7 million, $22.4 million, and $19.6 million in 1994, 1993 and 1992, respectively.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 5--DEFERRED ACQUISITION COSTS AND VALUE OF INSURANCE PURCHASED

  An analysis of deferred acquisition costs and the value of insurance purchased is as follows:

                                  1994                    1993                   1992
                          ----------------------  ---------------------  ---------------------
                           DEFERRED    VALUE OF    DEFERRED   VALUE OF    DEFERRED   VALUE OF
                          ACQUISITION  INSURANCE  ACQUISITION INSURANCE  ACQUISITION INSURANCE
                             COSTS     PURCHASED     COSTS    PURCHASED     COSTS    PURCHASED
                          -----------  ---------  ----------- ---------  ----------- ---------
Balance at beginning of
 year...................  $   901,565  $131,602    $904,147   $152,421    $855,498   $172,193
 Additions:
  Deferred during peri-
   od:
  Commissions...........      134,032       -0-     142,869        -0-     154,939        -0-
  Other expenses........       91,377       -0-      71,449        -0-      65,691        -0-
                          -----------  --------    --------   --------    --------   --------
   Total deferred.......      225,409       -0-     214,318        -0-     220,630        -0-
  Value of Insurance
   purchased                      -0-   158,788         -0-        -0-         -0-        -0-
  Adjustment
   attributable to
   unrealized investment
   losses(1)............       52,334       -0-         -0-        -0-         -0-        -0-
  Reassumed business....          -0-       -0-         -0-        -0-       3,681        -0-
                          -----------  --------    --------   --------    --------   --------
   Total additions......      277,743   158,788     214,318        -0-     224,311        -0-
                          -----------  --------    --------   --------    --------   --------
 Deductions:
  Amortized during peri-
   od...................     (154,697)  (16,266)   (166,863)   (20,210)   (175,662)   (19,772)
  Adjustment
   attributable to
   unrealized investment
   gains(1).............          -0-       -0-     (23,264)       -0-         -0-        -0-
  Adjustment attribut-
   able to realized in-
   vestment gains(1)....       (7,144)      -0-         -0-        -0-         -0-        -0-
  Business disposed.....          -0-       -0-     (26,773)      (609)        -0-        -0-
                          -----------  --------    --------   --------    --------   --------
   Total deductions.....     (161,841)  (16,266)   (216,900)   (20,819)   (175,662)   (19,772)
                          -----------  --------    --------   --------    --------   --------
Balance at end of year..  $ 1,017,467  $274,124    $901,565   $131,602    $904,147   $152,421
                          ===========  ========    ========   ========    ========   ========

- --------
(1)Represents amounts pertaining to investments relating to universal life-type products.

  The amount of interest accrued on the unamortized balance of value of insurance purchased was $11.7 million, $10.8 million, and $12.7 million for the years ended December 31, 1994, 1993 and 1992, respectively. The average interest accrual rates used for the years ended December 31, 1994, 1993 and 1992 were 7.72%, 7.57% and 7.81%, respectively. The estimated amount of the unamortized balance at December 31, 1994 to be amortized during each of the next five years is: 1995, $29.3 million; 1996, $25.9 million; 1997, $22.9 million; 1998, $19.4 million; and 1999, $17.8 million.

  In the event of lapses or early withdrawals in excess of those assumed, deferred acquisition costs and the value of insurance purchased may not be recoverable.

NOTE 6--SALE OF VESTA SHARES

  In November, 1993, Torchmark sold approximately 73% of Vesta Insurance Group, Inc. ("Vesta"), Torchmark's holding company for its property and casualty insurance operations. The sale was made through an initial public offering of common stock for net proceeds of $161 million for a pretax gain of $57.2 million. Torchmark maintains a 27% interest in Vesta and accounts for its investment on the equity method, recording its investment as an unconsolidated subsidiary. In connection with the public offering, Torchmark loaned Vesta $28 million at an interest rate of 6.1 % for a term of five years, which was outstanding at both December 31, 1994 and 1993.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 7--ACQUISITIONS

  On October 1, 1993, the United Management public shareholders approved Torchmark's offer to acquire the remaining approximately 17% of United Management which it did not already own for cash consideration of $31.25 per share. The transaction was completed for a total purchase price of $234 million resulting in goodwill of $126 million which will be amortized over approximately 40 years on a straight line basis. All other purchase accounting adjustments were immaterial.

  On November 3, 1994, Torchmark acquired all of the outstanding common stock of American Income Holding, Inc., whose primary operating subsidiary is American Income Life Insurance Company ("American Income") for $35 per share or a total purchase price of $552 million, including expenses. American Income is a life insurance company which sells individual supplemental life and fixed-benefit accident and health insurance through labor union locals, credit unions, and other employment related associations. The purchase was financed with a combination of internal funds, sales of securities, bank borrowings, and the issuance by a finance subsidiary of 9.18% Cumulative Monthly Income Preferred Securities, Series A ("MIPS"). The transaction resulted in goodwill of approximately $403 million which will be amortized on a straight line basis over 40 years. The acquisition was accounted for as a purchase, and the results of operations since the acquisition date have been consolidated.

  A summary of the net assets acquired is as follows:

       Assets acquired:
        Investments.................................................. $ 434,677
        Cash.........................................................         0
        Value of insurance purchased.................................   158,788
        Goodwill.....................................................   402,791
        Other assets.................................................    62,808
                                                                      ---------
         Total....................................................... 1,059,064
       Liabilities assumed:
        Policy liabilities...........................................   397,184
        Other liabilities............................................   110,379
                                                                      ---------
         Total.......................................................   507,563
                                                                      ---------
       Total purchase price.......................................... $ 551,501
                                                                      =========

  The table below presents supplemental pro forma information for 1994 and 1993 as if the American Income acquisition were made at January 1, 1993 at the same purchase price, based on estimates and assumptions considered appropriate:

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                          ---------------------
                                                             1994       1993
                                                          ---------- ----------
       Revenues.......................................... $2,086,987 $2,350,691
       Net income before extraordinary items.............    278,533    301,209
       Net income........................................    277,014    301,209
       Net income per common share before extraordinary
        items............................................       3.86       4.10
       Net income per common share.......................       3.84       4.10

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 8--FUTURE POLICY BENEFIT RESERVES

  A summary of the assumptions used in determining the liability for future policy benefits at December 31, 1994 is as follows:

                           INDIVIDUAL LIFE INSURANCE

INTEREST ASSUMPTIONS:

                                                  PERCENT OF
           YEARS OF ISSUE      INTEREST RATES     LIABILITY
           --------------   --------------------- ----------
           1917-1994                        3.00%      3%
           1947-1954                        3.25%      1
           1927-1989                        3.50%      1
           1955-1961                        3.75%      2
           1925-1994                        4.00%     14
           1962-1969        4.50% graded to 4.00%      3
           1970-1980        5.50% graded to 4.00%      6
           1970-1994                        5.50%      1
           1929-1994                        6.00%      4
           1986-1994        7.00% graded to 6.00%     10
           1943-1992        7.50% graded to 6.00%      1
           1954-1994        8.00% graded to 6.00%     10
           1951-1985        8.50% graded to 6.00%     12
           1980-1987        8.50% graded to 7.00%      1
           1975-1991        9.50% graded to 8.00%      7
           1984-1993           Interest Sensitive     24
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

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 8--FUTURE POLICY BENEFIT RESERVES (CONTINUED)


                               HEALTH INSURANCE

INTEREST ASSUMPTIONS:

                                                  PERCENT OF
           YEARS OF ISSUE      INTEREST RATES     LIABILITY
           --------------   --------------------- ----------
           1962-1982                        3.00%      1%
           1969-1980        5.50% graded to 4.00%      4
           1982-1994                        4.50%      1
           1993-1994                        6.00%     11
           1986-1992        7.00% graded to 6.00%     59
           1955-1994        8.00% graded to 6.00%      8
           1951-1986        8.50% graded to 6.00%     16
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

                         OVERALL INTEREST ASSUMPTIONS

  The overall average interest assumption for determining the liability for future life and health insurance benefits in 1994 was 6.0%.

NOTE 9--LIABILITY FOR UNPAID HEALTH CLAIMS

  Activity in the liability for unpaid health claims is summarized as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1994      1993      1992
                                                  --------  --------  --------
     Balance at beginning of year:                $130,639  $136,540  $127,717
     Addition due to acquisition of American In-
      come.......................................    9,185       -0-       -0-
     Incurred related to:
      Current year...............................  514,672   471,375   473,875
      Prior year.................................  (14,823)  (24,865)   (8,285)
                                                  --------  --------  --------
     Total incurred..............................  499,849   446,510   465,590
                                                  --------  --------  --------
     Paid related to:
      Current year...............................  332,266   321,175   316,476
      Prior year.................................  141,016   131,236   140,291
                                                  --------  --------  --------
     Total paid..................................  473,282   452,411   456,767
                                                  --------  --------  --------
     Balance at end of year...................... $166,391  $130,639  $136,540
                                                  ========  ========  ========

  The liability for unpaid health claims is included with "Policy claims and other benefits payable" on the Balance Sheet.

  Health benefits include a $30 million charge for 1994 resulting from a reclassification of nonoperating expense to health benefits, since actual payments will be made in the form of health benefits.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 10--INCOME TAXES


  Torchmark and its eligible subsidiaries file a life-nonlife consolidated federal income tax return. Famlico and Sentinel file a separate federal income tax return and will not be eligible to join the consolidated return group until 1996 and 1997, respectively. American Income and its parent, Trust Life Insurance Company, will file a separate federal income tax return and will not be eligible to join the consolidated return group until 2000.

  As discussed in Note 1, Torchmark adopted Statement 109 on January 1, 1993. The cumulative effect of this change in accounting for income taxes is a $26.1 million addition to net income for the year ended December 31, 1993. This amount is included in the cumulative effect of changes in accounting principles line on the consolidated statement of operations.

  Total income taxes were allocated as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                          1994         1993
                                                      ------------  -----------
     Income before equity in earnings of unconsoli-
      dated affiliates..............................  $    124,317     $153,086
     Change in accounting standards for post-retire-
      ment benefits other than pensions.............           -0-       (4,124)
     Monthly income preferred securities dividend...        (1,148)         -0-
     Shareholders' equity
      Unrealized gains (losses).....................      (147,520)      60,768
      Tax basis compensation expense in excess of
       amounts recognized for financial reporting
       purposes from the exercise of stock options..          (348)      (6,845)
      Deferred intercompany transactions............        (3,886)         -0-
      Other.........................................         8,848          -0-
                                                      ------------  -----------
                                                      $    (19,737)    $202,885
                                                      ============  ===========

  Income tax expense before the cumulative effect of the change in accounting principles and adjustments to shareholders' equity is summarized as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1994     1993      1992
                                                   -------- --------  --------
        Current income tax expense................ $ 98,228 $152,154  $124,782
        Increase in January 1, 1993 deferred in-
         come tax liability due to increase in
         corporate income tax rate to 35%.........      -0-    9,411       -0-
        Deferred income tax expense (benefit).....   26,089   (8,479)   16,062
                                                   -------- --------  --------
          Total................................... $124,317 $153,086  $140,844
                                                   ======== ========  ========

  The effective income tax rate differed from the expected 35% rate in 1994 and 1993 and 34% rate in 1992 as shown below:

                                             YEAR ENDED DECEMBER 31,
                                      -------------------------------------------
                                        1994     %     1993     %     1992     %
                                      --------  ---  --------  ---  --------  ---
   Expected income taxes............. $135,423   35% $154,492   35% $142,076   34%
   Increase (reduction) in income
    taxes
    resulting from:
    Tax-exempt investment income.....  (10,625)  (3)   (4,404)  (1)   (1,955)   0
    Tax credits......................   (9,366)  (2)  (11,203)  (2)   (2,903)  (1)
    Effect of tax rate change on de-
     ferred liability................      -0-    0     9,411    2       -0-    0
    Other............................    8,885    2     4,790    1     3,626    1
                                      --------  ---  --------  ---  --------  ---
   Income taxes...................... $124,317   32% $153,086   35% $140,844   34%
                                      ========  ===  ========  ===  ========  ===

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 10--INCOME TAXES (CONTINUED)

  The significant components of deferred income tax expense before the cumulative effect of the change in accounting principles and adjustments to shareholders' equity are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                          1994         1993
                                                       ----------- ------------
        Deferred income tax expense (exclusive of the
         effect of the component listed below).......  $    26,089     $ (8,479)
        Adjustments to deferred tax assets and lia-
         bilities for the increase in the corporate
         income tax rate from 34% to 35%.............          -0-        9,411
                                                       ----------- ------------
                                                       $    26,089 $        932
                                                       =========== ============

  For the year ended December 31, 1992, deferred income tax expense of $16,062 resulted from timing differences in the recognition of revenue and expense for financial reporting versus income tax reporting. The sources and tax effect of those timing differences are presented below:

        Deferred acquisition costs.................................... $(16,914)
        Reserve and premium adjustments...............................       16
        Oil and gas costs.............................................   37,094
        Other.........................................................   (4,134)
                                                                       --------
                                                                       $ 16,062
                                                                       ========

  The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                               DECEMBER 31,
                                                             ------------------
                                                               1994      1993
                                                             --------  --------
Deferred tax assets:
 Fixed maturities, equity securities, and investment real
  estate, principally due to write-downs of investments to
  net realizable value for financial reporting purposes..... $ 13,754  $  7,471
 Future policy benefits, unearned and advance premiums, and
  policy claims.............................................   20,628    27,634
 Other liabilities, principally due to the current nonde-
  ductibility for tax purposes of certain accrued expenses..   35,715    46,278
 Unrealized investment losses...............................   82,792       -0-
                                                             --------  --------
 Total gross deferred tax assets............................  152,889    81,383
 Less valuation allowance...................................   (2,111)      -0-
                                                             --------  --------
 Net deferred tax assets....................................  150,778    81,383
                                                             --------  --------
Deferred tax liabilities:
 Energy investments and other unconsolidated affiliates,
  principally due to
  accelerated depletion deductions for tax purposes.........  101,214    95,760
 Deferred acquisition costs.................................  286,444   238,114
 Unrealized investment gains................................      -0-    64,728
 Other......................................................    9,921    64,590
                                                             --------  --------
 Total gross deferred tax liabilities.......................  397,579   463,192
                                                             --------  --------
Net deferred tax liability.................................. $246,801  $381,809
                                                             ========  ========

  The valuation allowance for deferred tax assets as of January 1, 1994 was $- 0-. The net change in the total valuation allowance for the year ended December 31, 1993 was an increase of $2.1 million. Subsequently recognized tax benefits of $2.1 million relating to the valuation allowance for deferred tax assets as of December 31, 1994 will be allocated to goodwill.

  Torchmark has not recognized a deferred tax liability for the undistributed earnings of its wholly-owned subsidiaries because such earnings are remitted to Torchmark on a tax-free basis. A deferred tax liability will be recognized in the future if the remittance of such earnings becomes taxable to Torchmark. In addition, Torchmark has not recognized a deferred tax liability of approximately $60 million that arose prior to 1984 on temporary differences related to the policyholders' surplus accounts in the life insurance subsidiaries. A current tax expense will be recognized in the future if and when these amounts are distributed.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 11--POSTRETIREMENT BENEFITS

  Pension Plans: Torchmark has retirement benefit plans and savings plans
  -------------
which cover substantially all employees. There is also a nonqualified excess benefit plan which covers certain employees. The total cost of these retirement plans charged to operations was as follows:

                                                  DEFINED EXCESS
                                       DEFINED    BENEFIT BENEFIT
           YEAR ENDED                CONTRIBUTION PENSION PENSION
          DECEMBER 31,                  PLANS      PLANS   PLAN
          ------------               ------------ ------- -------
           1994....................     $3,201    $6,922  $1,800
           1993....................     $  740    $6,733  $1,450
           1992....................     $3,293    $3,143  $3,732

  Cost for the defined benefit pension plans has been calculated on the projected unit credit actuarial cost method. Contributions are made to the pension plans subject to minimums required by regulation and maximums allowed for tax purposes. Accrued pension expense in excess of amounts contributed has been recorded as a liability in the financial statements and was $11.8 million and $12.4 million at December 31, 1994 and 1993, respectively. The plans are organized as trust funds whose assets consist primarily of investments in marketable long-term fixed maturities and equity securities which are valued at market.

  The excess benefit pension plan provides the benefits that an employee would have otherwise received from a defined benefit pension plan in the absence of the Internal Revenue Code's limitation on benefits payable under a qualified plan. Although this plan is unfunded, pension cost is determined in a similar manner as for the funded plans. Liability for the excess benefit plan was $3.2 million and $1.5 million as of December 31, 1994 and 1993, respectively.

  Net periodic pension cost for the defined benefit plans by expense component was as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                     1994     1993     1992
                                                   --------  -------  -------
       Service cost--benefits earned during the
        period.................................... $  8,323  $ 8,298  $ 7,415
       Interest cost on projected benefit obliga-
        tion......................................    8,242    7,711    7,228
       Actual return on assets....................   (2,302)  (8,697)  (6,831)
       Net amortization and deferral..............   (5,541)     871     (937)
                                                   --------  -------  -------
       Net periodic pension cost.................. $  8,722  $ 8,183  $ 6,875
                                                   ========  =======  =======

  A reconciliation of the funded status of the defined benefit plans with Torchmark's pension liability was as follows:

                                                            AT DECEMBER 31,
                                                           -------------------
                                                             1994      1993
                                                           --------  ---------
       Fair market value of assets available for bene-
        fits.............................................  $ 94,207  $  95,191
       Projected benefit obligation:
        Vested...........................................    72,119     78,477
        Nonvested........................................     4,141      4,878
                                                           --------  ---------
         Accumulated benefit obligation..................    76,260     83,355
        Effect of projected future salary increases          27,195     27,875
                                                           --------  ---------
         Total projected benefit obligation..............   103,455    111,230
                                                           --------  ---------
       Funded status.....................................    (9,248)   (16,039)
       Unamortized prior service costs...................    (1,531)     1,616
       Unamortized transition asset......................    (2,183)    (2,774)
       Unrecognized (gain) or loss.......................    (2,061)     3,278
                                                           --------  ---------
         Accrued pension costs included in liabilities...  $(15,023) $ (13,919)
                                                           ========  =========

  The weighted average assumed discount rates used in determining the actuarial benefit obligations were 8.0% in 1994 and 7.25% in 1993. The rate of assumed compensation increase was 5.0% in 1994 and 1993 and the expected long-term rate of return on plan assets was 8.0% in 1994 and 1993.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 11--POSTRETIREMENT BENEFITS (CONTINUED)

  Torchmark accrues expense for the defined contribution plans based on a percentage of the employees' contributions. The plans are funded by the employee contributions and a Torchmark contribution equal to the amount of accrued expense.

  Post Retirement Benefit Plans Other Than Pensions; Torchmark provides
  -------------------------------------------------
postretirement life insurance benefits for most retired employees, and also provides additional postretirement life insurance benefits for certain key employees. The majority of the life insurance benefits are accrued over the working lives of active employees.

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

  Torchmark adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1993. This statement requires that the expected cost of providing future benefits to employees be accrued during the employees' service period until each employee reaches full eligibility. Torchmark elected to recognize the effect of the adoption of this standard immediately as a change in accounting principle as permitted by SFAS
106. The cumulative effect of this change in accounting resulted in a $7.7 million after-tax charge to net income in 1993. It was reported as part of the cumulative effect of changes in accounting principles. In accordance with the provisions of SFAS 106, prior years' financial statements were not restated to apply the provisions of this statement.

  Net periodic postretirement benefit cost included the following components:

                           YEAR ENDED
                          DECEMBER 31,
                          --------------
                           1994    1993
                          ------  ------
Service cost............  $  444  $  411
Interest cost on accumu-
 lated postretirement
 benefit obligation.....     831     954
Actual return on plan
 assets.................     -0-     -0-
Net amortization and de-
 ferral.................    (237)    (14)
                          ------  ------
Net periodic
 postretirement benefit
 cost...................  $1,038  $1,351
                          ======  ======

  The following table sets forth the plans' combined benefit obligation with the amount shown in Torchmark's balance sheet:

                                                                 AT DECEMBER 31,
                                                                 ---------------
                                                                  1994    1993
                                                                 ------- -------
Accumulated postretirement benefit obligation:
 Retirees....................................................... $ 5,811 $ 6,919
 Fully eligible active plan participants........................   1,386   1,354
 Other active plan participants.................................   3,546   3,348
                                                                 ------- -------
  Total accumulated postretirement benefit obligation...........  10,743  11,621
Plan assets at fair value.......................................     -0-     -0-
                                                                 ------- -------
Accumulated postretirement benefit obligation in excess of plan assets.........................................................  10,743  11,621
Unrecognized net gain from past experience different from that
 assumed and from changes in assumptions........................     734     327
Prior service cost not yet recognized in net periodic post re-
 tirement benefit cost..........................................     280     -0-
                                                                 ------- -------
Accrued postretirement benefit cost included in liabilities..... $11,757 $11,948
                                                                 ======= =======

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 11--POSTRETIREMENT BENEFITS (CONTINUED)

  For measurement purposes, a 11% to 13% annual rate of increase in a per capita cost of covered health care benefits was assumed for 1994; the rate was assumed to decrease gradually to 4.5% by the year 2008 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the health care cost trend by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $3.1 million and would increase the net periodic postretirement cost for the year ended December 31, 1994 by approximately $486 thousand.

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.00%.

NOTE 12--NOTES PAYABLE

  An analysis of notes payable is as follows:

                                                     DECEMBER 31,
                                       -----------------------------------------
                                               1994                 1993
                                       -------------------- --------------------
                                       SHORT-TERM LONG-TERM SHORT-TERM LONG-TERM
                                          DEBT      DEBT       DEBT      DEBT
                                       ---------- --------- ---------- ---------
   Sinking Fund Debentures...........             $197,941             $197,856
   Senior Notes, due 1998............              199,103              198,885
   Senior Debentures, due 2009.......               99,703               99,539
   Notes, due 2023...................              195,836              195,798
   Notes, due 2013...................               98,390               98,351
   Borrowings under Torchmark line of
    credit...........................   $250,000             $107,000
   Borrowings under energy credit fa-
    cilities.........................      5,000
   Other notes and mortgages payable
    at various interest rates;
    collateralized by buildings and
    energy properties................        116     1,790        108     1,906
                                        --------  --------   --------  --------
                                        $255,116  $792,763   $107,108  $792,335
                                        ========  ========   ========  ========

  The amount of debt that becomes due during each of the next five years is:
1995, $255 million; 1996, $123 thousand; 1997, $132 thousand; 1998, $200 million; and 1999, $150 thousand. Additionally, during the thirty-day period beginning June 15, 1996, senior debenture debt holders have the option to require Torchmark to repay $100 million.

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

  The Senior Notes, due May 1, 1998, are not redeemable prior to maturity. They were issued in the principal amount of $200 million. Interest is payable on May 1 and November 1 of each year at a rate of 9 5/8%. These notes have equal priority with other Torchmark unsecured indebtedness.

  The Senior Debentures, principal amount of $100 million, are due August 15, 2009. They bear interest at a rate of 8 1/4%, with interest payable on February 15 and August 15 of each year. The Senior Debentures, which are not redeemable at the option of Torchmark prior to maturity, provide the holder with an option to require Torchmark to repurchase the debentures on August 15, 1996 at principal amount plus accrued interest. The Senior Debentures have equal priority with other Torchmark unsecured indebtedness.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 12--NOTES PAYABLE (CONTINUED)

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

  Torchmark has entered into revolving credit agreements with a group of lenders under which it may borrow on an unsecured basis up to $400 million. One-half of the commitment matures December 5, 1995 and the balance matures December 6, 1999. Borrowings, pro rata under each facility, are at interest rates selected by Torchmark based on either the prime rate or the Eurodollar rate at the time of borrowing. At December 31, 1994, borrowings totalled $250 million and were made at an average rate of 6.40%. Torchmark is subject to certain covenants regarding capitalization and earnings, for which it was in compliance at December 31, 1994, and pays a facility fee based on size of the lines. The revolving credit agreements are designed to back up a commercial paper program with borrowings expected to begin in the first quarter of 1995.

  Torch Energy Advisors Incorporated ("Torch Energy"), a wholly-owned subsidiary of Torchmark, also maintains a line of credit agreement which at December 31, 1994 allowed borrowings up to $50 million. The interest rate is charged at variable rates and is based on the prime or Libor rates, and a commitment fee is charged for the unused balance. The agreement matures on January 1, 1996 and is secured by any assets acquired with the funds and by the approximately 1.5 million shares of Nuevo common stock owned by Torch Energy. There was $5 million outstanding on this line of credit at December 31, 1994.

  Interest in the amount of $1.8 million, $10.5 million and $20.4 million was capitalized during 1994, 1993, 1992, respectively.

NOTE 13--MONTHLY INCOME PREFERRED SECURITIES

  In October, 1994, Torchmark through its wholly-owned finance subsidiary, Torchmark Capital L.L.C., completed a public offering of eight million shares of 9.18% MIPS at a face amount of $200 million through an underwriting syndicate. The securities are subject to a mandatory redemption in full at September 30, 2024, although Torchmark may elect to extend the MIPS for up to an additional 20 years if certain conditions are met. They are redeemable at Torchmark's option after September 30, 1999. Torchmark subsequently entered into a ten-year swap agreement with an unaffiliated party whereby Torchmark agreed to pay a variable rate on the $200 million face amount in exchange for payment of the fixed dividend. In a related transaction, Torchmark purchased a five-year cap on the swap agreement that insures that the variable rate cannot exceed 10.39% through September 30, 1999. The interest rate was 7.02% at December 31, 1994. Torchmark pays a yearly fee of $860 thousand for the cap agreement. The market value of the swap agreement was an obligation of $4.1 million at December 31, 1994. The market value of the cap agreement, net of the present value of future annual payments, was a benefit of $517 thousand at December 31, 1994. Except as otherwise described in "Note 3--Investments" on page 42 of this report, Torchmark is a party to no other derivative instruments as defined by SFAS 119.

  Net proceeds from the MIPS offering of approximately $193 million were loaned from Torchmark Capital to Torchmark to provide part of the financing of the acquisition of American Income Holding, Inc. The carrying value of the MIPS at December 31, 1994 was $193 million.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 14--SHAREHOLDERS' EQUITY

  Share Data: A summary of preferred and common share activity is as follows:
  ----------

                                   PREFERRED STOCK          COMMON STOCK
                                 ---------------------  ----------------------
                                             TREASURY                TREASURY
                                   ISSUED      STOCK      ISSUED      STOCK
                                 ----------  ---------  ----------  ----------
1992:
Balance at January 1, 1992......  1,000,000   (192,560) 76,744,637    (600,000)
 Issuance of common stock due to
  exercise of stock options.....                         2,396,100
 Treasury stock acquired in
  Repurchase Program............                                    (4,200,937)
 Other treasury stock acquired..              (337,620)               (827,766)
 Retirement of treasury stock...                        (5,028,703)  5,028,703
                                 ----------  ---------  ----------  ----------
 Balance at December 31, 1992...  1,000,000   (530,180) 74,112,034    (600,000)
1993:
 Issuance of common stock due to
  exercise of stock options.....                           272,194       6,341
 Other treasury stock acquired..                                      (895,475)
                                 ----------  ---------  ----------  ----------
 Balance at December 31, 1993... 1,000,000    (530,180) 74,384,228  (1,489,134)
1994:
 Issuance of common stock due to
  exercise of stock options.....                                       130,641
 Other treasury stock acquired..              (469,820)             (1,491,700)
 Retirement of treasury stock... (1,000,000) 1,000,000
                                 ----------  ---------  ----------  ----------
                                        -0-        -0-  74,384,228  (2,850,193)
                                 ==========  =========  ==========  ==========

                                     AT DECEMBER 31, 1994  AT DECEMBER 31, 1993
                                     --------------------- ---------------------
                                     PREFERRED   COMMON    PREFERRED   COMMON
                                       STOCK      STOCK      STOCK      STOCK
                                     --------- ----------- --------- -----------
 Par value per share................     $1.00       $1.00     $1.00       $1.00
 Authorized shares.................. 5,000,000 160,000,000 5,000,000 160,000,000

  Adjustable Rate Preferred Stock: One million shares of adjustable rate
  -------------------------------
preferred stock were issued in 1983 at an issue price of $100 per share. During 1992, Torchmark acquired 338 thousand shares of this preferred stock at a cost of $31.5 million, representing a redemption value of $33.7 million. Prior to 1992, Torchmark acquired 192 thousand shares at a cost of $16.3 million or a redemption value of $19.2 million. These shares were reported as treasury stock and had a total cost basis of $47.8 million and a total redemption value of $52.9 million. During 1994, Torchmark acquired the remaining 470 thousand shares at a cost of $100 per share plus accrued dividends. The acquisition was completed at an aggregate price of $47 million. The preferred treasury stock was immediately retired.

  Acquisition of Common Shares: Torchmark commenced a program in 1986 to
  ----------------------------
purchase shares of its common stock from time to time. Under this program, Torchmark purchased 4.2 million shares in 1992 at a cost of $157.7 million. The other common treasury stock acquired was shares received by Torchmark from employees for the exercise proceeds and payment of taxes for stock options as well as shares purchased in the open market for the issuance of shares in conjunction with the exercise of stock options. In October, 1993, Torchmark implemented a policy to issue shares for the exercise of stock options out of treasury stock.

  Stock Options: Under the provisions of the 1984 Torchmark Corporation Stock
  -------------
Option Plan ("1984 Option Plan") and the Torchmark Corporation 1987 Stock Incentive Plan ("1987 Option Plan"), certain employees and directors have been granted options to buy shares of Torchmark stock at the market value of the stock on the date of grant. In conjunction with the buyback of the minority interest of United Management, the United Investors Management Company 1986 Employee Stock Incentive Plan was amended to allow the granting of Torchmark stock options. The options are exercisable during the period commencing from three months to three years after grant until expiring ten years or ten years and two days after grant.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 14--SHAREHOLDERS' EQUITY (CONTINUED)
  A summary of option activity in terms of shares is as follows:

                              AVAILABLE FOR GRANT                 OUTSTANDING
                          -----------------------------  --------------------------------
                            1994       1993      1992      1994       1993        1992
                          ---------  --------  --------  ---------  ---------  ----------
Balance at January 1....    289,091   533,175   890,278  3,660,391  3,051,883   5,090,880
Additional shares avail-
 able due to United Man-
 agement merger.........              642,959
Additional shares avail-
 able due to amendment
 of plan ...............  2,000,000
Granted.................   (316,600) (910,789) (357,052)   316,600    910,789     357,052
Exercised...............                                  (130,641)  (278,535) (2,396,100)
Expired.................               23,746                         (23,746)
Adjustment due to stock
 dividend...............     25,643                 (51)   (25,643)                    51
                          ---------  --------  --------  ---------  ---------  ----------
Balance at December 31..  1,998,134   289,091   533,175  3,820,707  3,660,391   3,051,883
                          =========  ========  ========  =========  =========  ==========

  Option information by exercise price is listed in the following table. Those options shown as granted on October 1, 1993 represent United Management options which were converted to Torchmark options in conjunction with the merger.

                                 OUTSTANDING AT DECEMBER 31,      EXERCISED DURING
 EXERCISE                       ----------------------------- -------------------------
  PRICE         GRANT DATE        1994      1993      1992     1994    1993     1992
 --------  -------------------- --------- --------- --------- ------- ------- ---------
 $11.300   October 1, 1993(3)      18,393    18,393               -0-     -0-
  12.625   October 4, 1985         33,004    34,004    36,145   1,000   2,141    29,950
  13.110   October 1, 1993(3)      13,828    13,828               -0-     -0-
  14.000   March 26, 1985          11,246    15,746    20,996   4,500   5,250       -0-
  14.125   January 30, 1986        16,875    16,875    17,875     -0-   1,000     3,125
  15.000   December 3, 1987           854       854     1,254     -0-     400     6,000
  16.000   December 16, 1987        7,500     7,500     7,500     -0-     -0-    61,872
  19.875   February 25, 1988        5,217     5,217     5,217     -0-     -0-       -0-
  20.375   December 15, 1988          -0-       -0-       -0-     -0-     -0-   202,384
  20.375   January 3, 1989         30,003    30,003    30,003     -0-     -0-    20,000
  22.600   October 1, 1993(3)      35,981    35,981               -0-     -0-
  24.410   October 1, 1993(3)       5,532     5,532               -0-     -0-
  25.625   October 11, 1990(1)    840,055   852,955   873,120  12,900   7,313 1,654,575
  28.480   October 1, 1993(3)      85,158    85,158               -0-     -0-
  31.125   January 15, 1991       532,926   538,856   640,896   5,930  97,118   216,258
  32.500   January 2, 1991         63,000    63,000    63,000     -0-     -0-     9,000
  33.125   January 25, 1990(1)     63,000    63,000    63,000     -0-     -0-     9,000
  34.000   October 1, 1993(4)      60,682                         -0-     -0-
  34.000   December 14, 1993(4)   301,881                         -0-     -0-
  34.000   December 7, 1992(4)    142,433                         -0-     -0-       -0-
  34.000   December 16, 1994      292,600                         -0-
  34.350   October 1, 1993(3)      35,611    35,611               -0-     -0-
  34.375   December 12, 1991      673,666   679,977   712,618   6,311  27,869   183,936
  36.000   February 7, 1991           -0-   100,000   237,444 100,000 137,444       -0-
  36.610   October 1, 1993(3)      27,997    65,774               -0-     -0-
  38.375   January 2, 1992         63,000    63,000    63,000     -0-     -0-       -0-
  43.500   December 14, 1993(2)   253,900   567,781               -0-     -0-
  45.000   January 3, 1994         24,000                         -0-
  46.560   October 1, 1993(3)      33,651    57,130               -0-     -0-
  52.000   December 7, 1992       124,714   280,216   279,815     -0-     -0-       -0-
  57.750   January 3, 1993         24,000    24,000               -0-     -0-
                                --------- --------- --------- ------- ------- ---------
                                3,820,707 3,660,391 3,051,883 130,641 278,535 2,396,100
                                ========= ========= ========= ======= ======= =========
 Exercisable at December 31,    2,936,867 2,668,264 2,772,068
                                ========= ========= =========

(1) Options to purchase 1,098,090 shares previously granted December 31, 1989 at $37.13 per share, 521,100 shares previously granted January 25, 1990 at $33.13 per share, and 389,870 shares originally granted August 1, 1990 at $33.88 per share were allowed by recipients to expire voluntarily and were reissued October 11, 1990 along with 675,200 additional shares at $25.63 per share.
(2) Includes 173,650 shares granted under the United Investors Management Company 1986 Employee Stock Incentive Plan.
(3) Issued from the United Investors Management Company 1986 Employee Stock incentive plan.
(4) Options to purchase 37,777 shares previously granted at $36.61, options to purchase 301,881 shares previously granted at $43.50, options to purchase 22,905 shares previously granted at $46.56, and options to purchase 142,433 shares previously granted at $52.00 were repriced to $34.00 per share on December 16, 1994. The vesting schedules of these options did not change.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 14--SHAREHOLDERS' EQUITY (CONTINUED)


  Grant of Restricted Stock: A grant of 60,000 Torchmark shares was made on
  -------------------------
May 1, 1991 to a Torchmark senior officer. The shares are restricted as to resale, vesting 6,000 shares per year for 10 years on the anniversary date of the grant. The market value of Torchmark stock was $34.92 per share on the grant date.

  Restrictions: Restrictions exist on the flow of funds to Torchmark from its
  ------------
insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. These restrictions generally limit the payment of dividends by insurance subsidiaries to statutory net gain from operations on an annual noncumulative basis in the absence of special approval. Additionally, insurance companies are not permitted to distribute the excess of shareholders' equity as determined on a GAAP basis over that determined on a statutory basis. In 1995, $213 million will be available to Torchmark for dividends from insurance subsidiaries in compliance with statutory regulations without prior regulatory approval.

NOTE 15--COMMITMENTS AND CONTINGENCIES

  Reinsurance: Insurance affiliates of Torchmark reinsure that portion of
  -----------
insurance risk which is in excess of their retention limits. Retention limits for ordinary life insurance range up to $2 million per life. Life insurance ceded represents 1% of total life insurance in force at December 31, 1994. Insurance ceded on life and accident and health products represents 1.3% of premium income for 1994. Torchmark would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

  Insurance affiliates also assume insurance risks of other companies. Life reinsurance assumed represents less than 0.1% of life insurance in force at December 31, 1994 and reinsurance assumed on life and accident and health products represents 0.1% of premium income for 1994.

  Leases: Torchmark leases office space and office equipment under a variety
  ------
of operating lease arrangements. These leases contain various renewal options, purchase options, and escalation clauses. Rental expense for operating leases was $7.9 million, $7.6 million, and $8.2 million for 1994, 1993, and 1992, respectively. Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 1994 are as follows: 1995, $5.8 million; 1996, $4.1 million; 1997, $3.0 million; 1998, $1.8 million; 1999, $199 thousand; and in the aggregate, $14.9 million.

  Restrictions on cash: A portion of the cash held in financial service
  --------------------
subsidiaries that function as broker-dealers has been segregated for the benefit of customers in compliance with security regulations. This amount was $13.1 million at December 31, 1994 and $18.2 million at December 31, 1993.

  Concentrations of Credit Risk: Torchmark maintains a highly-diversified
  -----------------------------
investment portfolio with limited concentration in any given region, industry, or economic characteristic. At December 31, 1994, the investment portfolio consisted of securities of the U.S. government or U.S. government-backed securities (39%); short-term investments, which generally mature within one month (2%); securities of state and municipal governments (14%); securities of foreign governments (2%); and investment-grade corporate bonds (27%). The remainder of the portfolio was in oil and gas investments (6%) and real estate (3%), which are not considered financial instruments according to GAAP; equity securities (1%); policy loans (4%), which are secured by the underlying insurance policy values; and mortgages, noninvestment grade corporate securities and other long-term investments (2%). Investments in municipal governments and corporations are made throughout the U.S. with no concentration in any given state. Substantially all investments in foreign government securities are in Canadian government obligations. Corporate equity and debt investments are made in a wide range of industries. At December 31, 1994, 1% or more of the portfolio was invested in the following industries or security types: Financial services (8%); regulated utilities (5%); nongovernment-guaranteed mortgage-backed securities (3%); chemicals (2%); petroleum (2%); transportation (2%); asset-backed securities (1%); foods (1%); and retailing (1%). Otherwise, no individual industry represented 1% or more of Torchmark's investments. At year-end 1994, less than 1% of the carrying value of fixed maturities was rated below investment grade (Ba or lower as rated by

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 15--COMMITMENTS AND CONTINGENCIES (CONTINUED)

Moody's service or the equivalent NAIC designation). Par value of these investments was $29.8 million, amortized cost was $26.4 million, and market value was $25.5 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in market value.

  Collateral Requirements: Torchmark requires collateral for investments in
  -----------------------
instruments where collateral is available and is typically required because of the nature of the investment. Since the majority of Torchmark's investments are in government, government-secured, or corporate securities, the requirement for collateral is rare. Torchmark's mortgages are secured by collateral, although new mortgages are no longer being acquired.

  Litigation: Torchmark and its subsidiaries continue to be named as parties
  ----------
to pending or threatened legal proceedings. These suits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages. In particular, Torchmark's subsidiary Liberty is a party to a number of such actions which seek punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. Some of such actions involving Liberty also name Torchmark as a defendant. As a practical matter, a jury's discretion regarding the amount of a punitive damage award is virtually unlimited under Alabama law. Accordingly, the likelihood or extent of a punitive damage award in any given case is virtually impossible to predict. As of December 31, 1994, Liberty was a party to approximately 172 active lawsuits (excluding interpleaders and stayed cases), more than 120 of which were Alabama proceedings in which punitive damages were sought.

  As previously reported, litigation was filed in May 1992 against Liberty in the Circuit Court for Barbour County, Alabama (Robertson v. Liberty National
                                               -----------------------------
Life Insurance Company). This suit was amended in October 1992 to include
- ----------------------
claims on behalf of a class of Liberty policyholders alleging fraud in the exchange of certain cancer insurance policies. The complaint sought substantial equitable and injunctive relief and unspecified compensatory and punitive damages. A policyholder class was certified by the Barbour County Court in March 1993. Additionally, subsequent to the class certification, a number of individual lawsuits based on substantially the same allegations as in Robertson were filed by plaintiffs in Alabama, Georgia, Florida and
   ---------
Mississippi. Four additional class action suits also based upon substantially the same allegations as in Robertson were filed in Mobile County, Alabama (Adair v. Liberty National Life Insurance Company and Lamey v. Liberty
 ------------------------------------------------     ----------------
National Life Insurance Company) and in Polk County, Florida (Howell v.
- -------------------------------                               ---------
Liberty National Life Insurance Company and Scott v. Liberty National Life
- ---------------------------------------     ------------------------------
Insurance Company) after the class certification. Adair, Lamey, Howell and
- -----------------                                 -----  -----  ------
Scott have been settled on an individual basis.
- -----

  On October 25, 1993, a jury in the Circuit Court for Mobile County, Alabama rendered a one million dollar verdict ($1,000 actual damages) against Liberty in McAllister v. Liberty National Life Insurance Company, one of twenty-five
   -----------------------------------------------------
suits involving cancer policy exchanges which were filed prior to class certification in the Barbour County litigation and therefore were excluded from the Robertson class action. The McAllister decision was appealed to the
                                     ----------
Alabama Supreme Court. On February 25, 1995, the verdict was affirmed. A petition for rehearing has been filed by Liberty. Previously, another judge in the Mobile County Court had granted a summary judgment in favor of Liberty in another substantially similar suit in which no cancer claims had been submitted (Boswell v. Liberty National Life Insurance Company), which was
           --------------------------------------------------
appealed to the Alabama Supreme Court. On May 13, 1994, the Alabama Supreme Court reversed and remanded Boswell. The Court held the plaintiffs had alleged
                            -------
injury or damages in the form of the additional policy premium payments and these allegations were sufficient to withstand a motion to dismiss the complaint. Following this order and pending a petition for rehearing, the Boswell case was settled. Excluding the McAllister case, no pre-class
- -------                                 ----------
certification individual cancer exchange cases remain active, all having been settled or stayed.

  As reported previously, a fairness hearing was held on January 20, 1994, in the Robertson cancer policy exchange class action. Prior to that hearing,
    ---------
class members had been mailed notice of the hearing and the proposed settlement.

  On February 4, 1994, the Circuit Court for Barbour County, Alabama ruled that with a $16 million increase in the total value of the equitable and monetary relief contained in the proposed Robertson
                                          ---------

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 15--COMMITMENTS AND CONTINGENCIES (CONTINUED)

settlement (from approximately $39 million to $55 million in total value), the settlement would be fair and would be approved, provided that the parties to the litigation accepted the amended settlement within fourteen days of the issuance of the ruling. On February 17, 1994, the Court extended for two weeks the period for filing objections to or accepting the court's order conditionally approving the class action settlement. On February 22, 1994, the Court entered an order in the Robertson litigation, which delayed any final decision on the proposed class action settlement and various motions to modify it (including motions to delete Torchmark from the settlement release), pending certain specified discovery to be completed within 90 days from the date the order was entered. In the order, the Court directed limited additional discovery regarding whether Torchmark had any active involvement in the cancer policy exchanges. Pending completion of limited additional discovery, the Court reserved jurisdiction and extended the deadline for acceptance or rejection of the modifications set forth in the February 4, 1994, Order. On May 6, 1994, the Court entered an order in the Robertson litigation settling a hearing on May 19, 1994, on all outstanding motions in that case.

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

  On July 5, 1994, certain intervenors in the Robertson litigation filed a
                                              ---------
notice of appeal of the Order and Final Judgment approving class certification and the settlement with the Supreme Court of Alabama. The appeal is currently pending.

  Purported class action litigation was filed in December 1993, against Liberty in the Circuit Court for Mobile County, Alabama asserting fraud and misrepresentation in connection with exclusionary provisions of accident and hospital accident policies sold to persons holding multiple accident policies (Cofield v. Liberty National Life Insurance Company). A hearing on class
 --------------------------------------------------
certification in Cofield has been postponed and has not been rescheduled.

  On March 17, 1994, litigation was filed against Liberty, a subsidiary of Torchmark, certain officers and present and former directors of Torchmark, and KPMG Peat Marwick LLP, independent public accountants of Torchmark and its subsidiaries, in the Circuit Court for Marion County, Alabama (Miles v.
                                                               --------
Liberty National Life Insurance Company). The lawsuit asserts that it is
- ---------------------------------------
brought on behalf of a class composed of the shareholders of Torchmark. The complaint alleges a failure to timely and adequately report allegedly material contingent liabilities arising out of insurance policy litigation involving Liberty. Compensatory and punitive damages in an unspecified amount are sought.

  In April 1994, the complaint in Miles was amended to add an additional shareholder plaintiff and to name Torchmark as a defendant. A second similar action (Oakley v. Torchmark Corporation) was filed on August 16, 1994 in the
        -------------------------------
Circuit Court for Bibb County, Alabama, but plaintiff has moved to dismiss that action without prejudice. Thereafter, a third such action was filed in the United States District Court for the Southern District of Alabama (Dismukes v. Torchmark Corporation), all of which seek punitive damages. The
 ---------------------------------
Dismukes case was subsequently transferred to the United States District Court
- --------
for the Northern District of Alabama. No class has been certified in any of these cases, all of which seek punitive damages. Torchmark, Liberty and the individual defendants intend to vigorously defend these actions.

  Torchmark, its insurance subsidiaries Globe and United American, and certain Torchmark officers were named as defendants in litigation filed April 22, 1994 as a purported class action in the District Court of Oklahoma County, Oklahoma (Moore v. Torchmark Corporation). The suit claims damages on behalf of
 ------------------------------
individual health policyholders who are alleged to have been induced to terminate such policies and to purchase Medicare Supplement and/or other insurance coverages. The complaint seeks actual and punitive damages for each class member in excess of $10,000. Subsequent to the filing of this case, one of the plaintiffs was dismissed and the named plaintiff died. The complaint has been amended to include

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 15--COMMITMENTS AND CONTINGENCIES (CONTINUED)

new plaintiffs purporting to represent the class. No class has been certified, however, and a motion to dismiss has been filed by the defendants, who intend to vigorously defend the action.

  In July 1994, a purported class action alleging fraudulent and deceitful practices in premium billing and lapses of coverage on a payroll deduction insurance plan was filed in the Superior Court for Gordon County, Georgia against Liberty (Bryant v. Liberty National Life Insurance Company). The
                 -------------------------------------------------
complaint alleges actual damages in excess of $10 million and punitive damages of not less than $50 million as well as premium reimbursements. No class has been certified and no proceedings of any materiality have occurred in this case. Liberty has removed this case to federal court. Additionally, Liberty had filed a declaratory judgment action essentially seeking an accounting in this matter in the U.S. District Court for the Northern District of Georgia on the same day Bryant was filed. Liberty intends to vigorously defend the Bryant
             ------                                                     ------
action.

  Also in July 1994, a purported class action (Bosarge v. Liberty National
                                               ---------------------------
Life Insurance Company) was filed against Liberty and Torchmark in the Circuit
- ----------------------
Court for Mobile County, Alabama which alleges that Liberty agents have made misrepresentations in connection with converting policyholder accounts to bank budget from other modes of premium payment. The lawsuit claims that agents have represented that insureds would receive additional "free insurance" if they changed to bank budget payment while charges for such "free insurance" were actually made through bank budget payments. Injunctive relief and unspecified actual and punitive damages are sought. No class has been certified and no proceedings of any materiality have occurred in this case. Liberty intends to vigorously defend this action.

  On November 17, 1994, a Circuit Court jury in Mobile County, Alabama returned a $4.6 million verdict against Liberty in Coram v. Liberty National
                                                   -------------------------
Life Insurance Company. This case involved allegations of fraud by an agent of
- ----------------------
Liberty and was consolidated for trial with another case involving the same sales agent. A verdict was returned in favor of Liberty in the companion case. Liberty plans to vigorously pursue post-trial motions for relief and, if necessary, an appeal. The $4.6 million verdict was provided for in the 1994 financial statements.

  In 1978, the United States District Court for the Northern District of Alabama entered a final judgment in Battle v. Liberty National Life Insurance
                                    -----------------------------------------
Company, et al., class action litigation involving Liberty, a class composed
- --------------
of all owners of funeral homes in Alabama and a class composed of all insureds (Alabama residents only) under burial or vault policies issued, assumed or reinsured by Liberty. The final judgment fixed the rights and obligations of Liberty and the funeral directors authorized to handle Liberty burial and vault policies as well as reforming the benefits available to the policyholders under the policies. It remains in effect to date. A motion was filed to challenge the final judgment under Federal Rule of Civil Procedure 60(b), in February of 1990, but the final judgment was upheld and the Rule 60(b) challenge was rejected by both the District Court and the Eleventh Circuit Court of Appeals.

  In November, 1993, an attorney (purporting to represent the funeral director class) filed a petition in the District Court seeking "alternative relief" under the final judgment. The relief sought is unclear, but includes a request that the District Court rule that the final judgment no longer has prospective application. Liberty has filed discovery requests seeking the identity of the funeral directors involved in the petition and information and materials necessary to evaluate the funeral directors' allegations and to clarify the relief sought.

  Provision has been made in the financial statements for certain anticipated litigation costs. Based upon information presently available, and in light of legal and other defenses available to Torchmark and its subsidiaries, contingent liabilities arising from threatened and pending litigation are not considered material. It should be noted, however, that the frequency of large punitive damage awards bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly Alabama, continues to increase universally.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 16--INDUSTRY SEGMENTS

  Torchmark operates primarily in two industry segments, insurance and asset management. Operations in the insurance industry involve the sale and administration of life insurance, health insurance and annuities. It also includes investment operations related to insurance segment investments. Operations in the asset management industry include the management, distribution, and servicing of various mutual funds, the management of energy properties, the direct ownership of energy properties, and other energy related activities.

  Certain insurance company investments are managed by the asset management segment. Included in these investments are energy investments in the amount of $331 million and $346 million at December 31, 1994 and 1993, respectively. Additionally, the asset management segment markets certain insurance products for the insurance segment and manages the mutual funds for the insurance segment's variable products.

  Total revenues by segment include revenues from other segments in addition to unaffiliated parties. Intersegment revenues include commission revenue and investment income which eliminate in consolidation. Pre-tax income for operating segments is total revenue less operating costs and expenses for the segment. Corporate pre-tax income includes transactions which are nonoperating in nature and are not related to the activities of a segment. Such items include parent company interest expense, goodwill amortization, and similar items.

  A summary of segment data is as follows:

                                                          ADJUSTMENTS
                                      ASSET                   AND      CONSOLIDATED
                         INSURANCE  MANAGEMENT CORPORATE  ELIMINATIONS    TOTAL
                         ---------- ---------- ---------  ------------ ------------
1994:
Revenues--unaffiliated.. $1,694,983  $208,829  $ 18,745     $           $1,922,557
Intersegment revenues...     29,909    25,883    (4,556)     (51,236)          -0-
                         ----------  --------  --------     --------    ----------
Total revenues.......... $1,724,892  $234,712  $ 14,189     $(51,236)   $1,922,557
                         ==========  ========  ========     ========    ==========
Pre-tax income.......... $  403,080  $ 96,628  $(74,965)    $(37,819)   $  386,924
Depreciation............      6,059    15,425       142                     21,626
Capital expenditures....      2,940    45,888       160                     48,988
Identifiable assets at
 year end...............  7,697,454   456,971   442,639     (193,430)    8,403,634
1993:
Revenues--unaffiliated.. $1,821,314  $250,666  $104,855     $           $2,176,835
Intersegment revenues...     24,385    26,392    (2,196)     (48,581)          -0-
                         ----------  --------  --------     --------    ----------
Total revenues.......... $1,845,699  $277,058  $102,659     $(48,581)   $2,176,835
                         ==========  ========  ========     ========    ==========
Pre-tax income.......... $  415,028  $106,674  $(48,302)    $(31,994)   $  441,406
Depreciation............      5,544    26,006       157                     31,707
Capital expenditures....      2,599    13,133       116                     15,848
Identifiable assets at
 year end...............  6,809,570   414,298   510,879      (88,505)    7,646,242
1992:
Revenues--unaffiliated.. $1,817,253  $210,886  $ 17,671     $           $2,045,810
Intersegment revenues...      8,356    21,108     3,798      (33,262)          -0-
                         ----------  --------  --------     --------    ----------
Total revenues.......... $1,825,609  $231,994  $ 21,469     $(33,262)   $2,045,810
                         ==========  ========  ========     ========    ==========
Pre-tax income.......... $  408,551  $ 72,387  $(53,268)    $ (9,800)   $  417,870
Depreciation............      6,479    23,308       153                     29,940
Capital expenditures....      5,687    34,473       206                     40,366
Identifiable assets at
 year end...............  6,073,602   406,292   381,776      (91,555)    6,770,115

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 17--RELATED PARTY TRANSACTIONS


  Investment in Related Parties: Other long-term investments include
  ------------------------------
investment by Torchmark subsidiaries in the United Group of Mutual Funds and certain other funds for which Waddell & Reed, Inc. is sole advisor. These investments were $24.4 million and $26.2 million at December 31, 1994 and 1993, respectively. Investment income derived from these investments is included in net investment income.

NOTE 18--SUPPLEMENTAL DISCLOSURES FOR CASH FLOW STATEMENT

  The following table summarizes Torchmark's noncash transactions, which are not reflected on the Statement of Cash Flow as required by GAAP:

                                                            YEAR ENDED DECEMBER
                                                                    31,
                                                            --------------------
                                                            1994  1993    1992
                                                            ---- ------ --------
    Treasury stock accepted for exercise of stock options.  $-0- $2,480 $ 46,612
    Paid in capital from tax benefit for stock option ex-
     ercises..............................................   349  6,412   21,976
    Grant of options in conjunction with United Management
     merger...............................................   -0-  5,122      -0-


  The following table summarizes certain amounts paid during the period:

                                                       YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                        1994     1993     1992
                                                      -------- -------- --------
    Interest paid.................................... $ 77,114 $ 64,193 $ 62,543
    Income taxes paid................................ $182,052 $133,392 $142,045

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 19--SELECTED QUARTERLY DATA (UNAUDITED)

  The following is a summary of quarterly results for the two years ended December 31, 1994. The information is unaudited but includes all adjustments (consisting of normal accruals) which management considers necessary for a fair presentation of the results of operations for these periods.

                                              THREE MONTHS ENDED
                                 ----------------------------------------------
                                 MARCH 31, JUNE 30,  SEPTEMBER 30, DECEMBER 31,
                                 --------- --------  ------------- ------------
1994:
- -----
Premium and policy charges.....  $348,148  $340,166    $336,533      $364,027
Financial services revenue.....    36,544    35,572      33,747        33,413
Energy operations revenue......    17,303    16,147      14,293        16,622
Net investment income..........    83,801    81,092      79,585        86,014
Realized investment gains
 (losses)......................    12,595    (9,304)     (1,278)      (4,564)
Total revenues.................   498,681   464,429     463,289       496,158
Policy benefits................   232,482   222,924     223,757       242,114
Amortization of acquisition ex-
 penses........................    49,822    40,106      41,327        46,852
Pretax operating income........   109,930    92,610      89,896        94,488
Net income.....................    75,572    64,903      64,698        63,773
Net income per common share....      1.03      0.90        0.90          0.89
Net income per common share ex-
 cluding realized gains and the
 related DPAC adjustment.......      0.98      0.98        0.92          0.93
1993:
- -----
Premium and policy charges.....  $371,440  $381,636    $382,659      $357,175
Financial services revenue.....    34,013    34,831      33,652        34,926
Energy operations revenue......    21,414    24,064      19,662        40,873
Net investment income..........    96,643   101,467      93,983        80,377
Realized investment gains......     1,070       416         778         5,745
Total revenues.................   525,276   543,302     531,201       577,056
Policy benefits................   240,900   248,251     249,960       232,445
Amortization of acquisition ex-
 penses........................    46,655    46,891      47,492        46,035
Pretax operating income........    81,042   119,156     114,359       126,849
Cumulative effect of changes in
 accounting principles.........    22,444       -0-         -0-        (4,041)
Net income.....................    73,489    78,246      64,412        81,832
Net income per common share....      0.99      1.05        0.86          1.11
Net income per common share ex-
 cluding realized gains........      0.98      1.05        0.86          1.06
Net income per common share ex-
 cluding cumulative effect of
 changes in accounting princi-
 ples..........................      0.68      1.05        0.86          1.16

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

                                   PART III

            ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  Information required by this item is incorporated by reference from the sections entitled "Election of Directors," "Profiles of Directors and Nominees," "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act" in the Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 1995 (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission.

                        ITEM 11. EXECUTIVE COMPENSATION

  Information required by this item is incorporated by reference from the section entitled "Compensation and Other Transactions with Executive Officers and Directors" in the Proxy Statement.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF MANAGEMENT

  (a) Security ownership of certain beneficial owners:

      Information required by this item is incorporated by reference from the section entitled "Principal Stockholders" in the Proxy Statement.

  (b) Security ownership of management:

      Information required by this item is incorporated by reference from the section entitled "Stock Ownership" in the Proxy Statement.

  (c) Changes in control:

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

                                    PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)Index of documents filed as a part of this report:

                                                                      PAGE OF
                                                                    THIS REPORT
                                                                    -----------
  Financial Statements:
  Torchmark Corporation and Subsidiaries:
   Independent Auditors' Report....................................      31
   Consolidated Balance Sheet at December 31, 1994 and 1993........      32
   Consolidated Statement of Operations for each of the years in
    the three-year period ended December 31, 1994..................      33
   Consolidated Statement of Shareholders' Equity for each of the
    years in the three-year period ended December 31, 1994.........      34
   Consolidated Statement of Cash Flow for each of the years in the
    three-year period ended December 31, 1994......................      35
   Notes to Consolidated Financial Statements......................      36
  Schedules Supporting Financial Statements for each of the years in the three-year period ended December 31, 1994
    II. Condensed Financial Information of Registrant (Parent
        Company)...................................................      68
   III. Supplementary Insurance Information (Consolidated).........      71
    IV. Reinsurance (Consolidated).................................      72

 Schedules not referred to have been omitted as inapplicable or not required by
                                Regulation S-X.

                                    EXHIBITS

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
  (3)(a) Restated Certificate of Incorporation of Torchmark Corpora-
         tion, as amended (incorporated by reference from Exhibit
         19(a) to Form 10-Q for the quarter ended September 30, 1987)
     (b) By-Laws of Torchmark Corporation, as amended (incorporated by reference from Exhibit 3(b) to Form 10-K for the fiscal year ended December 31, 1989)
  (4)(a) Specimen Common Stock Certificate (incorporated by reference from Exhibit 4(a) to Form 10-K for the fiscal year ended De-
         cember 31, 1989)
     (b) Trust Indenture dated as of February 1, 1987 between
         Torchmark Corporation and Morgan Guaranty Trust Company of
         New York, as Trustee (incorporated by reference from Exhibit
         4(b) to Form S-3 for $300,000,000 of Torchmark Corporation
         Debt Securities and Warrants (Registration No. 33-11816))
 (10)(a) Torchmark Corporation and Affiliates Retired Lives Reserve
         Agreement, as amended, and Trust (incorporated by reference from Exhibit 10(b) to Form 10-K for the fiscal year ended
         December 31, 1991)
     (b) Capital Accumulation and Bonus Plan of Torchmark Corpora-
         tion, as amended, (incorporated by reference from Exhibit
         10(c) to Form 10-K for the fiscal year ended December 31,
         1988)
     (c) Torchmark Corporation Supplementary Retirement Plan (incor-
         porated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1992)
     (d) Certified Copies of Resolutions Establishing Retirement Pol-
         icy for Officers and Directors of Torchmark Corporation,
         Providing for Advisory Directors, and Providing Retirement
         Benefits for Directors (incorporated by reference from Ex-
         hibit 10(e) to Form 10-K for the fiscal year ended December
         31, 1989)
     (e) Torchmark Corporation Restated Deferred Compensation Plan
         for Directors, Advisory Directors, Directors Emeritus and
         Officers, as amended (incorporated by reference from Exhibit
         10(e) to Form 10-K for the fiscal year ended December 31,
         1992)
     (f) The Torchmark Corporation 1987 Stock Incentive Plan (incorporated by reference from Definitive 14A File No. 001-08052)
     (g) The 1984 Torchmark Corporation Stock Option Plan (incorpo-
         rated by reference from Form S-8 for The 1984 Torchmark Cor-
         poration Stock Option Plan (Registration No. 2-93760))
     (h) General Agency Contract between Liberty National Life Insur-
         ance Company and Independent Research Agency For Life Insur-
         ance, Inc. (incorporated by reference from Exhibit 10(i) to
         Form 10-K for the fiscal year ended December 31, 1990)
     (i) Form of Marketing and Administrative Services Agreement be-
         tween Liberty National Fire Insurance Company, Liberty Na-
         tional Insurance Corporation and Liberty National Life In-
         surance Company (incorporated by reference from Exhibit 10.2 to Form S-1 Registration Statement No. 33-68114)
     (j) Form of Deferred Compensation Agreement Between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Not Eligible to Participate in Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         (incorporated by reference from Exhibit 10(j) to Form 10-K for the fiscal year ended December 31, 1991)

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
     (k) Form of Deferred Compensation Agreement Between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Eligible to Participate in the Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         and to Retire Prior to December 31, 1986 (incorporated by
         reference from Exhibit 10(k) to Form 10-K for the fiscal
         year ended December 31, 1991)
     (l) Form of Deferred Compensation Agreement between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Eligible to Participate in the Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         and Not Eligible to Retire Prior to December 31, 1986 (in-
         corporated by reference from Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 1991)
     (m) Torchmark Corporation Supplemental Savings and Investment
         Plan (incorporated by reference from Exhibit 10(m) to Form
         10-K for the fiscal year ended December 31, 1992)
     (n) Service Agreement, dated as of January 1, 1991, between
         Torchmark Corporation and Liberty National Life Insurance
         Company (prototype for agreements between Torchmark Corpora-
         tion and other principal operating subsidiaries) (incorpo-
         rated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1992)
     (o) The Torchmark Corporation Pension Plan (incorporated by ref-
         erence from Exhibit 10(o) to Form 10-K for the fiscal year ended December 31, 1992)
     (p) United Investors Management Company Retirement Income Plan
         (incorporated by reference from Exhibit 10(p) to Form 10-K for the fiscal year ended December 31, 1992)
     (q) Waddell & Reed, Inc. Career Field Retirement Plan (incorpo-
         rated by reference from Exhibit 10(q) to Form 10-K for the fiscal year ended December 31, 1992)
     (r) United Investors Management Company 1986 Employee Stock In-
         centive Plan (incorporated by reference from Exhibit 10(r)
         to Form 10-K for the fiscal year ended December 31, 1993)
     (s) The Torchmark Corporation Savings and Investment Plan (in-
         corporated by reference from Exhibit 10(s) to Form 10-K for the fiscal year ended December 31, 1992)
     (t) Credit Agreements dated as of December 6, 1994 among
         Torchmark Corporation, the Lenders and The First National
         Bank of Chicago, as Agent (364 Day and Five Year)
     (u) United Investors Management Company Savings and Investment
         Plan (incorporated by reference from Exhibit 10(t) to Form
         10-K for the fiscal year ended December 31, 1992)
 (11)    Statement re computation of per share earnings                    67
 (20)    Proxy Statement for Annual Meeting of Stockholders to be
         held April 27, 1995 (incorporated by reference from Definitive
         14A Filing No. 001-08052)
 (21)    Subsidiaries of the registrant                                    67
 (23)(a) Consent of KPMG Peat Marwick LLP to incorporation by refer-
         ence of their audit report of February 1, 1995 into Form S-8 of The Torchmark Corporation Savings and Investment Plan
         (Registration No. 2-76378)
     (b) Consent of KPMG Peat Marwick LLP to incorporation by refer-
         ence of their audit report of February 1, 1995 into Form S-8 of The United Investors Management Company Savings and In-
         vestment Plan (Registration No. 2-76912)
     (c) Consent of KPMG Peat Marwick LLP to incorporation by refer-
         ence of their audit report of February 1, 1995 into Form S-8 and the accompanying Form S-3 Prospectus of The 1984
         Torchmark Corporation Stock Option Plan (Registration No. 2-
         93760)

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
     (d) Consent of KPMG Peat Marwick LLP to incorporation by refer-
         ence of their audit report of February 1, 1995 into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark
         Corporation 1987 Stock Incentive Plan (Registration No. 33-
         23580)
     (e) Consent of KPMG Peat Marwick LLP to incorporation by refer-
         ence of their audit report of February 1, 1995 into Form S-8 and the accompanying Form S-3 Prospectus of The Capital Ac-
         cumulation and Bonus Plan of Torchmark Corporation (Regis-
         tration No. 33-1032)
 (24)    Powers of attorney
 (27)    Financial Data Schedule
 (99)(a) Form 11-K for The Torchmark Corporation Savings and Invest-
         ment Plan for the fiscal year ended December 31, 1994*
     (b) Form 11-K for The United Investors Management Company Sav-
         ings and Investment Plan for the fiscal year ended December
         31, 1994*

- --------
*To be filed under cover of a Form 10-K/A as an Amendment to Form 10-K for the fiscal year ended December 31, 1994.

  (b)    Reports on Form 8-K

    A Form 8-K dated November 11, 1994 was filed during the fourth quarter of 1994 to report the acquisition of the common stock of American Income Holding, Inc. ("AIH") in a cash tender offer and subsequent statutory merger. The following financial statements were a part of the Form 8-K and were incorporated by reference from the Form 8-K dated September 29, 1994:

    (1) Consolidated Financial Statements of AIH as of December 31, 1992 and 1993 and for each of the three years ended December 31, 1993.

    (2) Consolidated Financial Statements of AIH as of June 30, 1994 and for the three-month and six-month periods ended June 30, 1994.

    (3) Pro Forma Consolidated Condensed Financial Statements (Unaudited) of Torchmark and AIH.

  (c)    Exhibits

Exhibit 11. Statement re computation of per share earnings
- ----------------------------------------------------------

            TORCHMARK CORPORATION COMPUTATION OF EARNINGS PER SHARE

                                           1994          1993          1992
                                       ------------  ------------  ------------
Net income............................ $268,946,268  $297,978,880  $265,477,484
Preferred dividends...................     (804,130)   (3,289,568)   (3,453,976)
                                       ------------  ------------  ------------
Adjusted net income................... $268,142,138  $294,689,312  $262,023,508
                                       ============  ============  ============
Weighted average shares outstanding...   72,095,657    73,501,654    73,236,849
                                       ============  ============  ============
Primary earnings per share:
 Net income........................... $       3.72  $       4.01  $       3.58
                                       ============  ============  ============

Exhibit 22. Subsidiaries of the Registrant
- ------------------------------------------

The following table lists subsidiaries of the registrant which meet the definition of "significant subsidiary" according to Regulation S-X:

                                       STATE OF             NAME UNDER WHICH
                 COMPANY             INCORPORATION        COMPANY DOES BUSINESS
         -----------------------     -------------        ---------------------
         Family Service Life                             Family Service Life
          Insurance Company            Texas              Insurance Company
         Globe Life And Accident                         Globe Life And Accident
          Insurance Company            Delaware           Insurance Company
         Liberty National Life                           Liberty National Life
          Insurance Company            Alabama            Insurance Company
         United American                                 United American
          Insurance Company            Delaware           Insurance Company
         United Investors Life                           United Investors Life
          Insurance Company            Missouri           Insurance Company
         Waddell & Reed, Inc.          Delaware          Waddell & Reed, Inc.
         American Income Life                            American Income Life
          Insurance Company            Indiana            Insurance Company

All other exhibits required by Regulation S-K are listed as to location in the "Index of documents filed as a part of this report" on pages 64 through 66 of this report. Exhibits not referred to have been omitted as inapplicable or not required.

                     TORCHMARK CORPORATION (PARENT COMPANY)
           SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEET
                             (AMOUNTS IN THOUSANDS)

                                                            DECEMBER 31,
                                                      ----------------------
                                                         1994        1993
                                                      ----------  ----------
Assets:
 Investments:
  Long-term investments--available for sale.........  $   20,466  $   61,931
  Short-term investments............................         806       2,335
                                                      ----------  ----------
 Total investments..................................      21,272      64,266
 Investment in affiliates...........................   2,404,431   2,193,764
 Due from affiliates................................     194,836     174,170
 Accrued investment income..........................          83         386
 Other assets.......................................       3,822       3,484
                                                      ----------  ----------
  Total assets......................................  $2,624,444  $2,436,070
                                                      ==========  ==========
Liabilities and shareholders' equity:
 Liabilities:
  Short-term debt...................................  $  250,000  $  107,000
  Long-term debt....................................     790,972     790,429
  Due to affiliates.................................      97,523         --
  Other liabilities.................................      50,294     121,386
                                                      ----------  ----------
  Total liabilities.................................   1,188,789   1,018,815
 Monthly income preferred securities................     193,052         -0-
 Shareholders' equity:
  Preferred stock...................................         -0-       1,000
  Common stock......................................      73,784      73,784
  Additional paid-in capital........................     139,045     232,432
  Unrealized investment gains (losses)..............    (140,756)    120,138
  Retained earnings.................................   1,267,545   1,082,031
  Treasury stock....................................     (97,015)   (92,130)
                                                      ----------  ----------
  Total shareholders' equity........................   1,242,603   1,417,255
                                                      ----------  ----------
  Total liabilities and shareholders' equity........  $2,624,444  $2,436,070
                                                      ==========  ==========



           See accompanying Notes to Condensed Financial Statements.

                             TORCHMARK CORPORATION
                                (PARENT COMPANY)
     SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
                       CONDENSED STATEMENT OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1994      1993      1992
                                                  --------  --------  --------
Net investment income............................ $  8,274  $  8,705  $ 11,067
Realized investment gains (losses)...............   (4,422)    9,301     1,859
Other income.....................................       11    27,435       -0-
                                                  --------  --------  --------
  Total revenue..................................    3,863    45,441    12,926
General operating expenses.......................   14,442    15,174    18,809
Non-operating expenses--related to affiliates....  (71,417)   67,718       --
Reimbursements from affiliates...................  (15,218)  (18,599)  (16,179)
Interest expense.................................   79,762    64,859    52,278
                                                  --------  --------  --------
  Total expenses.................................    7,569   129,152    54,908
                                                  --------  --------  --------
Operating loss before income taxes and equity in
 earnings
 of affiliates...................................   (3,706)  (83,711)  (41,982)
Income taxes ....................................    2,797    34,023    13,901
                                                  --------  --------  --------
Net operating loss before equity in earnings of
 affiliates......................................     (909)  (49,688)  (28,081)
Equity in earnings of affiliates.................  271,992   360,991   305,934
Minority interests...............................      -0-   (11,073)  (12,376)
Monthly income preferred securities dividend.....   (2,137)      -0-       -0-
                                                  --------  --------  --------
  Net income before cumulative effect of changes
   in accounting
   principles....................................  268,946   300,230   265,477
Cumulative effect of changes in accounting prin-
 ciples..........................................      -0-    (2,251)      -0-
                                                  --------  --------  --------
  Net income..................................... $268,946  $297,979  $265,477
                                                  ========  ========  ========


           See accompanying Notes to Condensed Financial Statements.

                             TORCHMARK CORPORATION
                                (PARENT COMPANY)
    SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(continued)
                        CONDENSED STATEMENT OF CASH FLOW
                             (AMOUNTS IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  1994       1993       1992
                                                ---------  ---------  ---------
Cash provided from operations before dividends
 from subsidiaries............................  $ (48,378) $ (20,435) $ (35,115)
 Cash dividends from subsidiaries.............    270,500    188,709    194,128
                                                ---------  ---------  ---------
Cash provided from operations.................    222,122    168,274    159,013
Cash provided from (used for) investing activ-
 ities:
 Disposition of investments...................    225,573    478,859    190,559
 Acquisition of investments...................   (202,579)  (526,421)  (199,119)
 Sale of subsidiaries.........................        -0-     76,744        -0-
 Investment in subsidiaries...................    (70,000)   (55,651)       -0-
 Purchase of minority interest................        -0-   (229,063)       -0-
 Purchase of American Income..................   (476,501)       -0-        -0-
 Loans to subsidiaries........................    (28,916)    (8,881)  (114,931)
 Repayment of loans by subsidiaries...........        -0-     31,924      5,450
 Net decrease (increase) in temporary invest-
  ments.......................................      1,529       (799)     2,709
 Additions to properties......................       (113)       (74)      (124)
                                                ---------  ---------  ---------
Cash used for investing activities............   (551,007)  (233,362)  (115,456)
Cash provided from (used for) financing activ-
 ities:
 Issuance of debt.............................    143,000    294,110    190,000
 Issuance of monthly income preferred securi-
  ties........................................    193,046        -0-        -0-
 Repayments of debt...........................        -0-    (88,000)       -0-
 Issuance of stock............................      4,408      6,670      7,175
 Acquisitions of treasury stock...............   (106,054)   (41,897)  (178,698)
 Borrowed from subsidiaries...................    176,821        -0-     24,000
 Repayment on borrowings from subsidiaries....        -0-    (24,000)       -0-
 Payment of dividends.........................    (82,336)   (83,646)   (84,485)
                                                ---------  ---------  ---------
Cash provided from (used for) financing activ-
 ities........................................    328,885     63,237    (42,008)
Net increase in cash..........................        -0-     (1,851)     1,549
Cash balance at beginning of period...........        -0-      1,851        302
                                                ---------  ---------  ---------
Cash balance at end of period.................  $     -0-  $     -0-  $   1,851
                                                =========  =========  =========

           See accompanying Notes to Condensed Financial Statements.

                             TORCHMARK CORPORATION
                                (PARENT COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)

NOTE A--DIVIDENDS FROM SUBSIDIARIES

  Cash dividends paid to Torchmark from the consolidated subsidiaries were as follows:

                                                        1994     1993     1992
                                                      -------- -------- --------
       Consolidated subsidiaries..................... $270,500 $188,709 $194,128
                                                      ======== ======== ========

                             TORCHMARK CORPORATION
        SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION (CONSOLIDATED)
                             (AMOUNTS IN THOUSANDS)

                                                                   AMORTIZATION
                                                                   OF DEFERRED
                         PREMIUM AND    NET               BENEFITS    POLICY      OTHER
                           POLICY    INVESTMENT  OTHER      AND    ACQUISITION  OPERATING
                           CHARGES     INCOME    INCOME    CLAIMS     COSTS     EXPENSES
                         ----------- ---------- --------  -------- ------------ ---------
FOR THE YEAR ENDED DE-
 CEMBER 31, 1994:
- ------------------------
 Insurance.............. $1,388,874   $332,196  $  3,822  $914,100   $172,493   $235,219
 Asset management.......                 5,088   229,624                         138,084
 Corporate..............                16,714    (2,525)                         89,154
 Eliminations and ad-
  justments.............               (23,506)  (27,730)    7,177      5,614    (26,208)
                         ----------   --------  --------  --------   --------   --------
  Total................. $1,388,874   $330,492  $203,191  $921,277   $178,107   $436,249
                         ==========   ========  ========  ========   ========   ========
FOR THE YEAR ENDED DE-
 CEMBER 31, 1993:
- ------------------------
 Insurance.............. $1,492,910   $348,844  $  3,945  $971,556   $188,283   $270,832
 Asset management.......                 7,215   269,843                         170,384
 Corporate..............                37,358    65,301                         150,961
 Eliminations and ad-
  justments.............               (20,947)  (27,634)             (1,210)    (15,377)
                         ----------   --------  --------  --------   --------   --------
  Total................. $1,492,910   $372,470  $311,455  $971,556   $187,073   $576,800
                         ==========   ========  ========  ========   ========   ========
FOR THE YEAR ENDED DE-
 CEMBER 31, 1992:
- ------------------------
 Insurance.............. $1,453,962   $368,220  $  3,427  $953,548   $196,406   $269,104
 Asset management.......                 4,765   227,229                         159,607
 Corporate..............                22,414      (945)                         72,737
 Eliminations and ad-
  justments.............               (12,655)  (20,607)                (972)   (22,490)
                         ----------   --------  --------  --------   --------   --------
  Total................. $1,453,962   $382,744  $209,104  $953,548   $195,434   $478,958
                         ==========   ========  ========  ========   ========   ========

                             TORCHMARK CORPORATION
                    SCHEDULE IV. REINSURANCE (CONSOLIDATED)
                             (AMOUNTS IN THOUSANDS)

                                                                      PERCENTAGE
                                       CEDED    ASSUMED               OF AMOUNT
                            GROSS    TO OTHER  FROM OTHER     NET      ASSUMED
                           AMOUNT    COMPANIES COMPANIES    AMOUNT      TO NET
                         ----------- --------- ---------- ----------- ----------
FOR THE YEAR ENDED DE-
 CEMBER 31, 1994:
- ----------------------
Life insurance in force  $74,834,644 $633,485   $ 23,570  $74,224,729    0.0%
                         =========== ========   ========  ===========   =====
Premiums:*
 Life insurance......... $   535,141 $  4,386   $  1,316  $   532,071    0.2%
 Health insurance.......     781,207   12,493        -0-      768,714    0.0%
                         ----------- --------   --------  -----------
  Total premiums........ $ 1,316,348 $ 16,879   $  1,316  $ 1,300,785    0.1%
                         =========== ========   ========  ===========   =====
FOR THE YEAR ENDED DE-
 CEMBER 31, 1993:
- ----------------------
Life insurance in force  $61,349,446 $594,416   $ 17,487  $60,772,517    0.0%
                         =========== ========   ========  ===========   =====
Premiums:*
 Life insurance......... $   488,632 $  4,862   $    576  $   484,346    0.1%
 Health insurance.......     814,456   14,621        -0-      799,835    0.0%
 Property and liability
  insurance.............      78,512   60,245    104,790      123,057   85.2%
                         ----------- --------   --------  -----------
  Total premiums........ $ 1,381,600 $ 79,728   $105,366  $ 1,407,238    7.5%
                         =========== ========   ========  ===========   =====
FOR THE YEAR ENDED DE-
 CEMBER 31, 1992:
- ----------------------
Life insurance in force  $58,286,641 $688,880   $ 19,654  $57,617,415    0.0%
                         =========== ========   ========  ===========   =====
Premiums:*
 Life insurance......... $   474,516 $  5,350   $    275  $   469,441    0.1%
 Health insurance.......     813,547   15,693        -0-      797,854    0.0%
 Property and liability
  insurance.............      73,523   51,472     76,332       98,383   77.6%
                         ----------- --------   --------  -----------
  Total premiums........ $ 1,361,586 $ 72,515   $ 76,607  $ 1,365,678    5.6%
                         =========== ========   ========  ===========   =====

- --------
* Excludes policy charges

                                  SIGNATURES

  Pursuant to the requirements of Section 12 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Torchmark Corporation

                                 /s/ R.K. Richey
                     By: -------------------------------
                              R.K. RICHEY, CHAIRMAN,
                       CHIEF EXECUTIVE OFFICER AND DIRECTOR

                               /s/ Keith A. Tucker
                     By: -------------------------------
                   KEITH A. TUCKER, VICE CHAIRMAN AND DIRECTOR
                           (PRINCIPAL FINANCIAL OFFICER)

                               /s/ Gary L. Coleman
                     By: -------------------------------
                         GARY L. COLEMAN, VICE PRESIDENT
                           AND CHIEF ACCOUNTING OFFICER
                          (PRINCIPAL ACCOUNTING OFFICER)

Date: March 9, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           /s/ J.P. Bryan*                        /s/ Harold T. McCormick*
By: ---------------------------            By: ------------------------------
            J.P. BRYAN                             HAROLD T. MCCORMICK
             DIRECTOR                                   DIRECTOR

       /s/ Joseph M. Farley*                       /s/ Joseph W. Morris*
By: ---------------------------            By: ------------------------------
         JOSEPH M. FARLEY                          JOSEPH W. MORRIS
             DIRECTOR                                   DIRECTOR


      /s/ Louis T. Hagopian*                       /s/ George J. Records*
By: ---------------------------            By: ------------------------------
         LOUIS T. HAGOPIAN                          GEORGE J. RECORDS
             DIRECTOR                                   DIRECTOR


         /s/ C.B. Hudson*                        /s/ Yetta G. Samford, Jr.*
By: ---------------------------            By: ------------------------------
           C.B. HUDSON                            YETTA G. SAMFORD, JR.
             DIRECTOR                                   DIRECTOR

     /s/ Joseph L. Lanier, Jr.*
By: ---------------------------
      JOSEPH L. LANIER, JR.
             DIRECTOR

Date: March 9, 1995

        /s/ Gary L. Coleman
*By: --------------------------
         GARY L. COLEMAN
         ATTORNEY-IN-FACT

Date: March 9, 1995