Form 10-Q
period 1995-03-31
TORCHMARK CORP
filed 1995-05-15
CIK 320335

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  March 31, 1995      Commission File Number     1-8052


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

                                                     Yes X  No____

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.



     CLASS                                  OUTSTANDING AT APRIL 30, 1995
Common Stock, $1.00 Par Value                            71,568,887

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

   Item 5.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K

                 PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                       TORCHMARK CORPORATION
                     CONSOLIDATED BALANCE SHEET
                       (Amounts in thousands)

                                                          March 31,  December 31
                                                         ----------- -----------
                                                             1995        1994
Assets                                                   ----------- -----------
- - - - - - ------
Investments:
  Fixed maturities, available for sale, at fair
  value (amortized cost:  1995 - $4,661,683
  1994 - $4,634,594)                                     $4,581,028  $4,392,259
  Equity securities, at fair value
   (cost: 1995 - $35,783; 1994 - $35,985)                    27,553      31,547
  Mortgage loans, at cost (estimated fair
   value:  1995 - $17,522; 1994 - $17,956)                   17,562      17,997
  Investment real estate, at depreciated cost               164,157     132,554
  Policy loans                                              183,550     181,988
  Energy investments                                        330,550     330,543
  Other long-term investments (at fair value)                37,132      35,933
  Short-term investments                                    110,885     112,776
                                                          ----------- ----------
    Total investments                                     5,452,417   5,235,597

Cash                                                          7,066       2,758
Investment in unconsolidated subsidiaries                   165,872      86,386
Accrued investment income                                    71,515      67,116
Other receivables                                           226,139     223,811
Deferred acquisition costs                                1,032,336   1,017,467
Value of insurance purchased                                265,771     274,124
Property and equipment                                       88,881     103,806
Goodwill                                                    566,729     570,455
Other assets                                                 49,651     106,911
Separate account assets                                     781,006     715,203
                                                         ----------- ----------
    Total assets                                         $8,707,383  $8,403,634
                                                         =========== ==========
Liabilities and Shareholders' Equity
- - - - - - ------------------------------------
Liabilities:
  Future policy benefits                                 $4,301,261  $4,229,916
  Unearned and advance premiums                              90,927      90,871
  Policy claims and other benefits payable                  200,716     201,754
  Other policyholders' funds                                 73,666      72,783
                                                         ----------- ----------
    Total policy liabilities                              4,666,570   4,595,324

  Accrued income taxes                                      319,128     235,124
  Short-term debt                                           178,490     255,116
  Long-term debt (estimated fair value:
    1995 - $779,241; 1994 - $751,603)                       792,851     792,763
  Other liabilities                                         390,120     374,449
  Separate account liabilities                              781,006     715,203
                                                         ----------- ----------
    Total liabilities                                     7,128,165   6,967,979

Monthly income preferred securities (estimated
  fair value:  1995 - $206,000; 1994 - $200,000)            193,063     193,063

Shareholders' equity:
  Preferred stock                                                 0           0
  Common stock                                               73,784      73,784
  Additional paid-in capital                                139,162     139,045
  Unrealized investment gains, net of tax                   (46,445)   (140,756)
  Retained earnings                                       1,315,258   1,267,545
  Treasury stock, at cost                                   (95,604)    (97,015)
                                                         ----------- ----------
    Total shareholders' equity                            1,386,155   1,242,603
                                                         ----------- ----------
    Total liabilities and shareholders' equity           $8,707,383  $8,403,645
                                                         =========== ==========

          See accompanying Notes to Consolidated Financial Statements.

                              TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Amounts in thousands, except per share data)



                                                          Three months ended
                                                               March 31,
                                                          --------------------
                                                             1995        1994
                                                          ---------   ---------

Revenues:
  Life premium                                             $188,298    $143,964
  Health premium                                            197,560     200,434
  Other premium                                               4,976       3,750
                                                          ---------   ---------
     Total premium                                          390,834     348,148

  Financial services revenue                                 34,774      36,544
  Net investment income                                      87,782      83,801
  Energy revenues                                            17,565      17,303
  Realized investment gains                                    (920)     12,595
  Other income                                                  193         290
                                                          ---------   ---------
     Total revenue                                          530,228     498,681

Benefits and expenses:
  Life policy benefits                                      122,315      98,980
  Health policy benefits                                    119,413     122,933
  Other policy benefits                                      11,641      10,569
                                                          ---------   ---------
     Total policy benefits                                  253,369     232,482

  Amortization of deferred
    acquisition costs                                        50,185      49,822
  Commissions and premium taxes                              37,933      35,879
  Financial services expense                                  8,810      11,340
  Energy operations expense                                   5,442       1,790
  Other operating expense                                    44,323      37,842
  Goodwill                                                    3,744       1,599
  Interest expense                                           22,442      17,997
                                                          ---------   ---------
     Total benefits and expenses                            426,248     388,751
                                                          ---------   ---------

  Pre-tax operating income                                  103,980     109,930

Income tax                                                  (34,711)    (36,223)
Equity in earnings of
  unconsolidated subsidiaries                                 1,925       1,865
Monthly income preferred
  securities dividend                                        (2,573)          0
                                                          ---------   ---------
Net income                                                  $68,621     $75,572
                                                          =========   =========


Net income per share                                          $0.96       $1.03
                                                          =========   =========




         See accompanying Notes to Consolidated Financial Statements.

                       TORCHMARK CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOW
                       (Amounts in thousands)


                                                            Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                             1995        1994
                                                          --------    ---------
Cash provided from operations                              $134,506     $62,413


Cash provided from (used for) investment activities:
  Investments sold or matured:
    Fixed maturities available for sale - sold               74,089     242,085
    Fixed maturities available for sale - matured            68,284     317,229
    Other long-term investments                               1,887      24,974
                                                          ---------   ---------
      Total investments sold or matured                     144,260     584,288

  Investments acquired:
    Fixed maturities                                       (168,826)   (637,610)
    Other long-term investments                             (42,978)    (39,749)
                                                          ---------   ---------
      Total investments acquired                           (211,804)   (677,359)

  Net decrease (increase) in short-term investments           1,891      30,267
  Repayments of loans to affiliates                               0     (14,643)
  Acquisition of Gulf Canada                                (71,521)          0
  Dispositions of properties held for sale                   58,904           0
  Disposition of properties                                  16,351         940
  Additions to properties                                    (7,289)          0
                                                          ---------   ---------
Cash used for investment activities                         (69,208)    (76,507)


Cash used for financing activities:
  Issuance of common stock                                      540         299
  Borrowings                                                      0      34,650
  Repayments of debt                                        (76,686)        (53)
  Acquisition of treasury stock                                   0     (48,467)
  Cash dividends paid to shareholders                       (20,030)    (21,764)
  Net receipts from deposit product operations               35,186      14,431
                                                          ---------   ---------
Cash provided from (used for) financing activities          (60,990)    (20,904)


Net increase (decrease) in cash                               4,308     (34,998)
Cash at beginning of year                                     2,758      53,408
                                                          ---------   ---------
Cash balance at end of period                                $7,066     $18,410
                                                          =========   =========

        See accompanying Notes to Consolidated Financial Statements.

                          TORCHMARK CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Amounts in thousands)

NOTE A - Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at March 31, 1995 and the consolidated results of operations for the periods ended March 31, 1995 and 1994.

NOTE B - Sale of Energy Subsidiary

    Torchmark has entered into a preliminary agreement to sell Torch Energy Advisors Inc. ("TEAI"), its energy management subsidiary. The transaction will result in total consideration of $115 million, of which $60 million is in cash and the balance is in the form of subordinated debt, preferred stock, and an equity interest of approximately 10% in TEAI. Torchmark will retain certain productive assets and its interest in Nuevo Energy Company. Torchmark's energy investments, which are not part of the transaction, will continue to be managed by TEAI. It is anticipated that the transaction will be completed in June, 1995.

Item 2.   Management's  Discussion  of Financial  Condition  and  Operating
Results

                               Operating Results

     Torchmark Corporation's ("Torchmark's") net income per share was $.96 for the first quarter of 1995, declining from $1.03 per share for the same quarter of 1994. Net income was $68.6 million in the 1995 quarter compared to $75.6 million in the prior period, declining 9%. After exclusion of realized investment gains in both periods, net of taxes and the related deferred acquisition cost adjustment, per share earnings were $.97 in the 1995 first quarter compared to $.98 in 1994, a decline of 1%.

     When comparing Torchmark's 1995 results to prior year results, consideration should be given to the inclusion of the operations of American Income Life Insurance Company ("American Income"), which was acquired on November 3, 1994 for $552 million and has been consolidated since the acquisition date. American Income added $37 million of life premium, $10 million of health premium, $56 million of total revenues, and $3.7 million of net income (after acquisition expenses) or $.05 per share.

     Torchmark's revenues grew $32 million or 6% to $530 million. Excluding realized investment gains, revenues rose 9% to $531 million. Growth in life premium accounted for the increase, gaining $44 million or 31%. Operating expenses increased $8.6 million or 22% to $48 million. The inclusion of American Income's expenses and the goodwill connected with the purchase added $4.4 million of expense. There was also additional legal expense of $1.2 million when compared to the prior year of which $475 thousand related to Liberty National, and there was a one-time franchise tax charge of $1.3 million in 1995. Adjusted for the acquisition of American Income and the additional above-mentioned expenses, operating expenses increased less than 5%. Interest expense rose 25% to $22 million, because of increased average short-term borrowings during the first quarter of 1995 compared to the prior year quarter combined with higher interest rates in 1995. In connection with the American Income acquisition, $200 million face amount monthly income preferred securities were issued in the fourth quarter of 1994. Torchmark subsequently entered into a ten-year swap agreement to exchange its 9.18% fixed dividend obligation for a variable rate, and a five-year cap was acquired to prevent the variable rate from rising above 10.39%. The after-tax dividend in the first quarter of 1995, for which the fixed-obligation was $3.0 million, was reduced to $2.6 million after the effects of the swap and cap. A discussion of Torchmark's operations follows under the appropriate captions.

     Life insurance. Life insurance premium rose 31% to $188 million in the first quarter of 1995, from $144 million for the same quarter of the prior year. Annualized life premium in force also rose 31% over the prior year and stood at $815 million at March 31, 1995. Growth in premium and annualized premium in force has been attributable to increased sales and improved persistency of life products as well as the addition of American Income's life products. Sales of life insurance as measured by annualized premium issued grew 50% for the quarter, from $34 million in 1994 to $52 million in 1995. American Income accounted for $37 million of the $44 million increase in life premium income and $152 million of the $194 increase in life premium in force. In 1994, acquisition expense for life insurance included a $5.8 million adjustment to deferred acquisition expense in recognition of realized investment gains related to interest-sensitive life insurance products. After exclusion of this adjustment, the percentage of acquisition expense to premium was 15% in the 1994 period compared to 16% in 1995. There was no such adjustment in 1995. Policy benefits as a percentage of premium declined from 69% in 1994 to 65% in 1995, because of the inclusion of American Income's life business which has a lower benefit ratio.

     Health insurance. Torchmark's health insurance premium declined 1% to $198 million for the 1995 quarter. Annualized health insurance premium in force declined to $794 million at March 31, 1995, or 2% from $813 million at the same date in 1994. American Income health premium was $10 million for the 1995 quarter and annualized premium in force was $37 million at March 31, 1995. Sales of health insurance, as measured by annualized premium issued, declined 21% from $35 million in the first quarter of 1994 to $28 million in the 1995 quarter. However, first quarter 1995 health sales rose 7% over fourth quarter 1994 sales, representing the first increase over a previous quarter since early 1992. Medicare Supplement annualized premium in force of $562 million represented 71% of total annualized health premium in force at March 31, 1995, compared to 73% at the same point in the prior year. Sales of Medicare Supplement annualized premium of $19 million declined 31% over the first quarter of 1994 but rose 10% over the fourth quarter of 1994. Medicare Supplement sales declined during the past two years because of confusion over the impact on Medicare of various health care legislative initiatives, increased regulatory restraints, and increased competition. Concern over proposed changes in health care legislation has diminished at the present time, and Torchmark continues to obtain approval in certain key states to write an attained-age Medicare Supplement product to meet competition. Policy obligations and acquisition expense as a percentage of premium improved 1.7% in 1995 to 69.6% from 71.3% in 1994. The reduction was partially caused by the inclusion of American Income's health products which have a lower benefit ratio.

     Annuities. Torchmark sells annuities on both a fixed and variable basis. Fixed annuities on deposit with Torchmark were $807 million at March 31, 1995, gaining 3% over the same date a year ago. The variable annuity balance on deposit rose 31% to $756 million during the same period. Policy charges for annuities were $3.8 million in the 1995 first quarter compared to $2.6 million for the 1994 quarter, rising 49%. The gain resulted primarily from the growth in variable annuities. These policy charges are assessed against the annuity account balance periodically for insurance risk, sales, administration, and surrender. Annuity collections were $48 million in the 1995 period, decreasing 7% from collections of $52 million in the 1994 period.

     Investment. Torchmark's investment income rose 5% for the 1995 first quarter to $88 million from $84 million in the 1994 quarter. Mean invested assets were $5.6 billion for the 1995 quarter, rising 4% over the prior period. The inclusion of American Income's investments in 1995 resulted in additional investment income of $10 million. This increase was partially offset, however, by an estimated $3 million of investment income on $184 million of internal funds used to acquire the company. After adjusting for the American Income acquisition, investment income declined approximately $3 million, caused partially by an increase in tax-exempt holdings. Torchmark's holdings in tax-exempt securities represented 14% of total investments at March 31, 1995, compared to 13% a year earlier. While pretax returns on tax-exempts are lower than taxables and reduce investment income, after-tax returns are higher and increase net income.

     After increasing steadily throughout 1994, interest rates declined in the first quarter of 1995. Even though rates declined, Torchmark made new investment commitments of $169 million at an average taxable-equivalent yield of 8.02% as contrasted with 6.91% during the same quarter of 1994. New acquisitions were concentrated in high-quality, call-protected, medium-term corporate obligations. Lower rates influenced the average life of the portfolio during the 1995 quarter. The portfolio was estimated to have an average life of 7.7 years at March 31, 1995, compared with 8.0 years at year-end 1994 and 7.6 years a year ago. The decrease in rates also created an improvement in the value of Torchmark's fixed investments, reducing the unrealized loss from $242 million at year-end 1994 to $81 million at the end of the quarter.

     Financial services. Financial services revenues declined 5% to $34.8 million in the first quarter of 1995, from $36.5 million in the prior-year quarter. Lower commission revenues from investment product sales caused this decline. Investment product sales were $255 million in the 1995 quarter compared to $346 million in the same quarter of 1994, a decrease of 26%. Sales of United Funds declined 27%, Waddell & Reed Funds were down 25%, and variable annuities were off 24%. Total commission revenues were down 21% to $15.8 million. The decline in commissions was offset by an 8% increase in asset management fees to $19.1 million. These fees are now the largest component of financial services revenues and are based on the amount of assets under management. Average assets under management for the period rose 4% in the 1995 quarter versus the 1994 quarter. Assets under management were $15.5 billion at March 31, 1995, $14.5 billion at year-end 1994, and $14.2 billion at March 31, 1994. Service fees rose 5% to $5.6 million. The sum of all revenue components is greater than the total of financial services revenue because the portion of commission related to sales of UILIC insurance products is eliminated in consolidation. Financial services' expense margins improved in the 1995 period over the prior-year period. As a percentage of financial services revenues, financial services direct expenses coupled with general and administrative expenses declined from 46% in 1994 to 43% in 1995.

     Energy. Revenues for energy operations were $17.6 million for the 1995 first quarter, increasing slightly over $17.3 million in the 1994 period. During the first quarter of 1994, a one-time gain relating to a gas sale in the amount of $5 million boosted 1994 revenues and profits. Energy operations expense rose from $1.8 million in 1994 to $5.4 million in 1995, caused by increased depletion and operating expense relating to additional properties acquired after the first quarter in 1994. Pretax operating income for energy operations declined from $5.3 million in 1994 to $1.1 million in 1995 primarily because of the above-mentioned one-time transaction.

     Torchmark has entered into a preliminary agreement to sell Torch Energy Advisors Inc. ("TEAI"), its energy management subsidiary, through a management-led buy out. The transaction will result in total consideration of $115 million, of which $60 million is in cash and the balance is in the form of subordinated debt, preferred stock, and an equity interest in TEAI. Torchmark will retain certain productive energy assets and its interest in Nuevo Energy Company. Torchmark will also retain its energy investments, including its Black Warrior development and interests in various institutional limited partnerships. These energy investments will continue to be managed by TEAI. It is anticipated that the transaction will be completed in June, 1995.


                              Financial Condition

     Liquidity. Torchmark has strong liquidity because of its positive cash flow, marketable investments, and the availability of a line of credit facility. Torchmark's cash inflows from operations, after deduction of current operating requirements and including net cash inflows from deposit product operations, were $170 million in the first quarter of 1995 compared to $77 million in the same quarter of 1994. In addition, Torchmark received $68 million in fixed-maturity repayments during the 1995 period that were either scheduled maturities or unscheduled GNMA principal repayments. Excess cash flow from operations and investment dispositions is generally reinvested.

     At March 31, 1995, Torchmark had $118 million in cash and short-term investments, compared to $116 million at the end of the previous year. In addition, Torchmark's entire portfolio of fixed-income and equity securities, in the amount of $4.6 billion at market value on March 31, 1995, is available for sale should a need arise.

     Torchmark's line of credit facility, which is also designed as a backup credit line for a commercial paper program, provides credit up to a maximum amount of $400 million. Terms of the facility permit borrowing up to the maximum amount at variable interest rates. Torchmark is subject to certain covenants regarding capitalization and earnings, in which Torchmark was in full compliance at March 31, 1995. At that date, Torchmark had outstanding $178 million on the facility.

     Capital resources. Torchmark's shareholders' equity was $1.4 billion at March 31, 1995, increasing $144 million or 12% since 1994 year end. Book value per share was $19.37 at quarter end, compared to $17.37 three months earlier. Book value per share was $17.89 at March 31, 1994. Shareholders' equity can be seriously affected by the impact of an accounting rule that requires that equity be adjusted for the fluctuations in the market values of fixed investments available for sale. These fluctuations are caused by changes in interest rates in the financial markets. The rule further requires that equity be adjusted for the impact of interest-rate movements on the deferred acquisition costs relating to interest-sensitive products. Adjusting shareholders' equity to remove these effects of rate fluctuations on an after-tax basis resulted in an increase in shareholders' equity for the 1995 quarter of 3.7% to $1.4 billion at March 31, 1995. The adjustment also resulted in book value of $20.01 per share at 1995 quarter end, compared to $19.31 at 1994 year end and $18.23 at March 31, 1994.

     Torchmark's debt stood at $971 million at March 31, 1995, compared to $1.05 billion at December 31, 1994. Debt as a percentage of total capitalization was 37% at March 31, 1995, counting the Monthly Income
Preferred Securities as equity and excluding the effects on equity of the above-mentioned accounting rule requiring market revaluation of fixed securities. The debt-to-capitalization ratio was 40% at year-end 1994. The 3% decline in this ratio resulted from the repayment of $77 million in short-term debt, accompanied by a rise in adjusted equity. Annualized return on common equity was 19.5% for the 1995 quarter compared to 22.6% for the same period of 1994.





                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These suits involve tax matters, alleged breached of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in the state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. Some of such actions involving Liberty National Life Insurance Company ("Liberty") also name Torchmark as a defendant. As a practical matter, a jury's discretion regarding the amount of a punitive damage award is virtually unlimited under Alabama law. Accordingly, the likelihood or extent of a punitive damage award in any given case is virtually impossible to predict. As of March 31, 1995 Liberty was a party to approximately 176 active lawsuits (excluding interpleaders and stayed cases), more than 151 of which were Alabama proceedings in which punitive damages were sought. Thirty-six of these cases were subject to a pending settlement agreement at that time and have since been concluded.

     As previously reported, on October 25, 1993, a jury in the Circuit Court for Mobile County, Alabama rendered a one million dollar verdict ($1,000 actual damages) against Liberty in McAllister v. Liberty National Life Insurance Company (Case No.:
CV-92-4085), one of approximately twenty-five suits involving cancer policy exchanges which were filed prior to class certification in the Barbour County litigation and therefore were excluded from the Robertson cancer class action. The McAllister decision was appealed to the Alabama Supreme Court, which affirmed the judgment on February 25, 1995. A petition for rehearing was filed by Liberty and was denied by the Alabama Supreme Court. A petition for a writ of certiorari will be filed with the U.S. Supreme Court in the coming weeks.

     The Company has previously reported that purported class action litigation was filed in December 1993, against Liberty in the Circuit Court for Mobile County, Alabama asserting fraud and misrepresentation in connection with exclusionary provisions of accident and hospital accident policies sold to persons holding multiple accident policies (Cofield v. Liberty National Life Insurance Company, Case No.: CV-93-3667). This litigation has been settled.

     As previously reported, on March 17, 1994, litigation was filed against Liberty, a subsidiary of Torchmark, certain officers and present and former directors of Torchmark, and KPMG Peat Marwick LLP, independent public accountants of Torchmark and its subsidiaries, in the Circuit Court of Marion County, Alabama (Miles v. Liberty National Life Insurance Company, Civil Action No. CV-94-
67). The lawsuit asserts that it is brought on behalf of a class composed of the shareholders of Torchmark. The complaint alleges a failure to timely and adequately report allegedly material contingent liabilities arising out of insurance policy litigation involving Liberty. Compensatory and punitive damages in an unspecified amount are sought.

     In April 1994, the complaint in Miles was amended to add an additional shareholder plaintiff and to name Torchmark as a defendant. A second similar action (Oakley v. Torchmark Corporation Case No. CV-94-47) was filed on August 16, 1994 in the Circuit Court for Bibb County, Alabama, but was dismissed by the plaintiff without prejudice. Thereafter, a third such action was filed in the United States District Court for the Southern District of Alabama. (Dismukes v. Torchmark Corporation Case No. 94-1006-P-M). The Dismukes case was subsequently transferred to the United States District Court for the Northern District of Alabama. No class has been certified in any of these cases, all of which seek punitive damages. Torchmark, Liberty and the individual defendants intend to vigorously defend these actions.

     Prior filings have reported that in July 1994, a purported class action alleging fraudulent and deceitful practices in premium billing and lapses of coverage on a payroll deduction insurance plan was filed in the Superior Court for Gordon County, Georgia against Liberty (Bryant v. Liberty National Life Insurance Company, Civil Action No. 28979). The complaint alleges actual damages in excess of $10 million and punitive damages of not less than $50 million as well as premium reimbursements. No class has been certified and no proceedings of any materiality have occurred in this case. Liberty removed this case to federal court, but the case has subsequently been remanded to the state court. Additionally, Liberty had filed a declaratory judgment action essentially seeking an accounting in this matter in the U.S. District Court for the Northern District of Georgia on the same day Bryant was filed. Liberty intends to vigorously defend the Bryant action.

     Also as previously reported, in July 1994, a purported class action (Bosarge v. Liberty National Life Insurance Company, Case
No.: CV-94-2177) was filed against Liberty and Torchmark in the Circuit Court for Mobile County, Alabama which alleges that Liberty agents have made misrepresentations in connection with converting policyholder accounts to bank budget from other modes of premium payment. The lawsuit claims that agents have represented that insureds would receive additional "free insurance" if they changed to bank budget payment while charges for such "free insurance" were actually made through bank budget payments. Injunctive relieve and unspecified actual and punitive damages are sought. This case has been settled.

     Provision has been made in the financial statements for certain anticipated litigation costs. Based upon information presently available, and in light of legal and other defenses available to Torchmark and its subsidiaries, additional contingent liabilities arising from threatened and pending litigation are not presently considered by management to be material. It should be noted, however, that the frequency of large punitive damage awards bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly Alabama, continues to increase universally, creating the potential for unpredictable material adverse judgments in any given punitive damage suit.


Item 5.  Other Information

     Litigation has recently been filed in the Circuit Court of Houston County, Alabama against Liberty involving the sale of health insurance coverage and the Omnibus Budget Reconciliation Act of 1990 (Stewart v. Liberty National Life Insurance Company, Case No. CV-95-345L; Tolar v. Liberty National Life Insurance Company, Case No. CV-95-346J; Ingram v. Liberty National Life Insurance Company, Case No. CV-95-348L; Burkett v. Liberty National Life Insurance Company, Case No. CV-95-347H). Because these cases are at an extremely preliminary stage, it is premature to assess their potential materiality. Liberty intends to vigorously defend these cases and its initial assessment is that it has valid defenses to these claims.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

          (11) Statement regarding compensation of per share earnings.

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the First
          Quarter of 1995.

                               SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   TORCHMARK CORPORATION



Date:     5/12/95                  /s/ R. K. Richey
                                   _________________________

                                   R. K. Richey, Chairman and
                                   Chief Executive Officer

Date:     5/12/95                  /s/ Gary L. Coleman
                                   __________________________

                                   Gary L. Coleman, Vice President
                                   and Chief Accounting Officer