Form 10-Q
period 1995-06-30
TORCHMARK CORP
filed 1995-08-14
CIK 320335

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1995      Commission File Number     1-8052


                                TORCHMARK CORPORATION
                (Exact name of registrant as specified in its charter)


                 DELAWARE                                   63-0780404
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification No.)


            2001 3rd Avenue South, Birmingham, Alabama              35233
             (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code          (205) 325-4200



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

                                                     Yes X  No____

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.



     CLASS                                  OUTSTANDING AT JULY 31, 1995
Common Stock, $1.00 Par Value                            71,579,444

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

   Item 6.  Exhibits and Reports on Form 8-K

                 PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                       TORCHMARK CORPORATION
                     CONSOLIDATED BALANCE SHEET
                       (Amounts in thousands)

                                                           June 30,  December 31
                                                         ----------- -----------
                                                             1995        1994
Assets                                                   ----------- -----------
------
Investments:
  Fixed maturities, available for sale, at fair
  value (amortized cost:  1995 - $4,711,312;
  1994 - $4,634,594)                                     $4,795,874  $4,392,259
  Equity securities, at fair value
   (cost: 1995 - $35,783; 1994 - $35,985)                    28,350      31,547
  Mortgage loans, at cost (estimated fair
   value:  1995 - $16,981; 1994 - $17,956)                   17,014      17,997
  Investment real estate, at depreciated cost               166,274     132,554
  Policy loans                                              186,636     181,988
  Energy investments                                        328,874     330,543
  Other long-term investments (at fair value)                42,270      35,933
  Short-term investments                                    109,810     112,776
                                                          ----------- ----------
    Total investments                                     5,675,102   5,235,597

Cash                                                          3,728       2,758
Investment in unconsolidated subsidiaries                   169,800      86,386
Accrued investment income                                    70,495      67,116
Other receivables                                           234,256     223,811
Deferred acquisition costs                                1,057,693   1,017,467
Value of insurance purchased                                258,682     274,124
Property and equipment                                       84,751     103,806
Goodwill                                                    563,000     570,455
Other assets                                                 46,902     106,911
Separate account assets                                     900,954     715,203
                                                         ----------- ----------
    Total assets                                         $9,065,363  $8,403,634
                                                         =========== ==========
Liabilities and Shareholders' Equity
------------------------------------
Liabilities:
  Future policy benefits                                 $4,377,593  $4,229,916
  Unearned and advance premiums                              88,710      90,871
  Policy claims and other benefits payable                  198,892     201,754
  Other policyholders' funds                                 74,596      72,783
                                                         ----------- ----------
    Total policy liabilities                              4,739,791   4,595,324

  Accrued income taxes                                      345,127     235,124
  Short-term debt                                           181,152     255,116
  Long-term debt (estimated fair value:
    1995 - $820,769; 1994 - $751,603)                       792,999     792,763
  Other liabilities                                         377,559     374,449
  Separate account liabilities                              900,954     715,203
                                                         ----------- ----------
    Total liabilities                                     7,337,582   6,967,979

Monthly income preferred securities (estimated
  fair value:  1995 - $205,074; 1994 - $200,000)            193,074     193,052

Shareholders' equity:
  Common stock                                               73,784      73,784
  Additional paid-in capital                                139,218     139,045
  Unrealized investment gains (losses), net of tax           51,573    (140,756)
  Retained earnings                                       1,364,911   1,267,545
  Treasury stock, at cost                                   (94,779)    (97,015)
                                                         ----------- ----------
    Total shareholders' equity                            1,534,707   1,242,603
                                                         ----------- ----------
    Total liabilities and shareholders' equity           $9,065,363  $8,403,634
                                                         =========== ==========

          See accompanying Notes to Consolidated Financial Statements.






                              TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Amounts in thousands, except per share data)



                                  Three months ended        Six months ended
                                        June 30,                June 30,
                                  --------------------    --------------------
                                     1995        1994        1995        1994
                                  ---------   ---------   ---------   ---------

Revenues:
  Life premium                     $191,551    $144,418    $379,849    $288,382
  Health premium                    187,250     191,182     384,810     391,616
  Other premium                       5,958       4,566      10,934       8,316
                                  ---------   ---------   ---------   ---------
     Total premium                  384,759     340,166     775,593     688,314

  Financial services revenue         37,223      35,572      71,997      72,116
  Net investment income              89,288      81,092     177,070     164,893
  Energy revenues                    14,964      16,147      32,529      33,450
  Realized investment gains             304      (9,304)       (616)      3,291
  Other income                          427         756         620       1,046
                                  ---------   ---------   ---------   ---------
     Total revenue                  526,965     464,429   1,057,193     963,110

Benefits and expenses:
  Life policy benefits              128,780     101,388     251,095     200,368
  Health policy benefits            111,636     110,989     231,049     233,922
  Other policy benefits              12,224      10,547      23,865      21,116
                                  ---------   ---------   ---------   ---------
     Total policy benefits          252,640     222,924     506,009     455,406

  Amortization of deferred
    acquisition costs                49,936      40,106     100,121      89,928
  Commissions and premium taxes      36,314      34,701      74,247      70,580
  Financial services expense         10,111      10,712      18,921      22,052
  Energy operations expense           3,914       3,550       9,356       5,340
  Other operating expense            44,651      40,759      88,974      78,601
  Amortization of goodwill            3,744         908       7,488       2,507
  Interest expense                   19,945      18,159      42,387      36,156
                                  ---------   ---------   ---------   ---------
     Total benefits and expenses    421,255     371,819     847,503     760,570
                                  ---------   ---------   ---------   ---------

  Pre-tax operating income          105,710      92,610     209,690     202,540

Income tax                          (36,590)    (29,989)    (71,301)    (66,212)
Equity in earnings of
  unconsolidated subsidiaries         3,505       2,282       5,430       4,147
Monthly income preferred
  securities dividend                (2,602)          0      (5,175)          0
                                  ---------   ---------   ---------   ---------
  Net income                         70,023      64,903     138,644     140,475
                                  =========   =========   =========   =========


Net income per share                  $0.98       $0.90       $1.94       $1.92
                                  =========   =========   =========   =========




         See accompanying Notes to Consolidated Financial Statements.






                       TORCHMARK CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOW
                       (Amounts in thousands)


                                                           Six Months Ended
                                                               June 30,
                                                          ---------------------
                                                             1995        1994
                                                          --------    ---------
Cash provided from operations                              $171,968    $130,928


Cash provided from (used for) investment activities:
  Investments sold or matured:
    Fixed maturities available for sale - sold              124,109     383,995
    Fixed maturities available for sale - matured           152,678     564,258
    Other long-term investments                               4,562      29,468
                                                          ---------   ---------
      Total investments sold or matured                     281,349     977,721

  Investments acquired:
    Fixed maturities                                       (350,676)   (970,469)
    Other long-term investments                             (58,515)    (52,887)
                                                          ---------   ---------
      Total investments acquired                           (409,191) (1,023,356)

  Net decrease (increase) in short-term investments           2,966      35,755
  Acquisition of Gulf Canada                                (71,521)          0
  Disposition of properties held for resale                  48,936           0
  Disposition of properties                                  18,705       1,691
  Additions to properties                                   (10,219)    (29,048)
  Acquisitions of properties held for sale                        0     (13,124)
  Dividends from unconsolidated subsidiaries                    342         171
                                                          ---------   ---------
Cash used for investment activities                        (138,633)    (50,190)


Cash provided from (used for) financing activities:
  Issuance of common stock                                    1,037       3,889
  Borrowings                                                      0      24,900
  Repayment of debt                                         (74,025)    (62,453)
  Acquisition of treasury stock                                   0     (89,660)
  Cash dividends paid to shareholders                       (40,067)    (42,167)
  Net receipts from deposit product operations               80,690      35,737
                                                          ---------   ---------
Cash used for financing activities                          (32,365)   (129,754)


Net increase (decrease) in cash                                 970     (49,016)
Cash at beginning of year                                     2,758      53,408
                                                          ---------   ---------
Cash balance at end of period                                $3,728      $4,392
                                                          =========   =========

        See accompanying Notes to Consolidated Financial Statements.



                          TORCHMARK CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Amounts in thousands)

NOTE A - Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at June 30, 1995 and the consolidated results of operations for the periods ended June 30, 1995 and 1994.


NOTE B - Sale of Energy Subsidiary

      Torchmark has entered into a preliminary agreement to sell Torch Energy Advisors Incorporated ("TEAI"), its energy management subsidiary. The transaction will result in total consideration of $160 million, of which $60 million is in cash and the balance is in the form of subordinated debt, nonrecourse debt, preferred stock, and an equity interest of approximately 12% in TEAI. Torchmark will retain substantially all of its energy investments, including its Black Warrior development and interests in various institutional limited partnerships. It is anticipated that the transaction will be completed in the third quarter of 1995.

     Item 2.   Management's Discussion  and Analysis  of
     Financial  Condition and Results of Operations

                         Operating Results

          Net income per share for Torchmark Corporation ("Torchmark") was $1.94 for the first six months of 1995, compared to $1.92 per share for the same period
     of 1994.   Net  income was  $139  million in  the  1995
     six months, declining 1% from $140 million in the comparable 1994 period. Per share earnings gained while net income declined for two reasons: (1) a 1.5% decline in average shares outstanding in the 1995 period, and (2) a reduction in 1994 earnings available to common shareholders for an $804 thousand preferred dividend. After exclusion of realized investment gains in both periods and the related deferred acquisition cost adjustment, both net of taxes, per share earnings were $1.94 in the 1995 six-month period, compared to $1.96 in the same period of 1994, a decrease of 1%.

          When  comparing  Torchmark's  1995   results  to
     prior year results, consideration should be given to the inclusion of the operations of American Income Life
     Insurance  Company ("American  Income").   Torchmark
     acquired American Income on November 3, 1994 for total consideration of $552 million and has consolidated American Income since the acquisition date. American Income added $74 million of life premium, $20 million of health premium, $115 million of total revenues, and $8.3 million of net income (after acquisition expenses) or $.12 per share.

          Torchmark's revenues grew $94 million or 10% to $1.1 billion. Growth in life premium accounted for the increase, gaining $91 million or 32%. Operating expenses increased $10 million or 13% to $89
     million.   The inclusion of American Income's expenses
     added $4 million of expense. There was also a one-time franchise tax charge of $1.2 million in 1995 and a one-time reduction in employee health benefits of
     $1.3 million in 1994. Adjusted for the acquisition of American Income and the above mentioned expense items,
     operating  expenses increased  5%.   Goodwill
     amortization increased $5  million, primarily  as a
     result of  the purchase  of American Income.   Interest
     expense rose 17% to $42 million, because of increased average short-term borrowings during the first six months of 1995 compared to the prior year quarter combined with higher short-term interest rates in 1995. In connection with the American Income acquisition, $200 million face amount of monthly income preferred securities were issued in the fourth quarter of 1994. Torchmark subsequently entered into a ten-year swap agreement to exchange its 9.18% fixed dividend obligation for a variable rate upon which a five-year cap was acquired to prevent the variable rate from rising above 10.39%. The after-tax dividend in the first six months of 1995, for which the fixed obligation was $6.0 million, was reduced to $5.2 million after the effects of the swap and cap. A discussion of Torchmark's operations follows under the appropriate captions.

          Life insurance. Life insurance premium rose 32% to $380 million in the first six months of 1995, from $288 million for the same period of the prior year.
     Annualized  life premium in force  also rose 32% over
     the prior year and  stood  at  $836 million  at  June
     30,  1995.   Growth in  premium  and annualized premium
     in force has been attributable to increased sales of life products as well as the addition of American Income. Sales of life insurance as measured by annualized premium issued grew 50% for the 1995 six months over the comparable 1994 period, increasing from $72 million in 1994 to $108 million in 1995. American Income accounted for $74 million of the $91 million increase in life premium income and $158 million of the
     $202 million increase in  life premium in force.   In
     1994, acquisition expense for life insurance included a $5.8 million adjustment to deferred acquisition expense in recognition of realized investment gains related to interest-sensitive life insurance products. After exclusion of this adjustment, the percentage of acquisition expense to premium was 14.4% in the 1994 period compared to 15.9% in 1995. The increase in 1995 was primarily because of the inclusion of American Income. There was no such adjustment in 1995. Policy benefits as a percentage of premium declined from 69.5% in 1994 to 66.1% in 1995, primarily because of the inclusion in 1995 of American Income's life business which has a lower benefit ratio.

          Health insurance. Torchmark's health insurance premium declined 2% to $385 million for the 1995 six-month period. Annualized health insurance premium in force declined to $779 million at June 30, 1995, or 3% from $802 million at the same date in 1994.
     American Income health premium was $20 million for the 1995 period and annualized premium in force was $38
     million at June  30, 1995.   Sales of  health insurance,
     as measured by annualized premium issued, declined 20% from $68 million in the first six months of 1994 to $54 million in the 1995 period. Medicare Supplement annualized premium in force of $550 million represented 71% of total annualized health premium in force at June 30, 1995, compared to 74% at the same point in the prior year. Sales in 1995 of Medicare Supplement annualized premium of $36 million declined 30% over the six months of 1994. Declines in Medicare Supplement sales were experienced during the past two years because of confusion over the impact on Medicare of various health care legislative initiatives, increased regulatory restraints, and increased competition. Policy obligations and acquisition expense as a percentage of premium improved to 69.2% in 1995 from 69.5% in 1994.

          Annuities.   Torchmark sells  annuities on  both a
     fixed and a variable basis. Fixed annuities on deposit with Torchmark were $876 million at June 30, 1995, gaining 10% over the same date a year ago. The variable annuity balance on deposit rose 46% to $873 million during the same period. Growth in the variable account balance was a result of strong financial markets in 1995 as well as additional collections. Policy charges for annuities were $8.7 million in the 1995 first six months compared to $6.0 million for the 1994 period, rising 45%. The gain resulted primarily from the growth in variable annuities over the prior year. These policy charges are assessed against the annuity account balance periodically for insurance risk, sales, administration, and surrender. Fixed annuity collections were $69 million in the 1995 period, more than three times the $19 million collected in the 1994 period. Collections of variable annuities declined 20%, from $97 million in 1994 to $77 million in 1995. The agent who accounts for all of the sales of Family Service Life Insurance Company ("Family Service"), Torchmark's pre-need subsidiary, has informed Torchmark that it will discontinue its agency relationship with Torchmark at the end of September,
     1995.   Family Service's  annuity collections  were $17
     million during  the first six months of 1995.

          Investment. Torchmark's investment income rose 7% for the first six months of 1995 to $177 million from $165 million in the 1994 period. Mean invested assets rose 4% to $5.6 billion for the 1995 period. Total invested assets were $5.7 billion at June 30, 1995.
      The inclusion of American Income's investments in 1995 resulted in additional investment income of $20 million. This increase was partially offset, however, by an estimated $6 million of investment income on $184 million of internal funds used to acquire the company.
      After adjusting for the American Income acquisition, investment income declined approximately $2 million or 1%, correlating with the 1% decline in mean invested assets after adjustment for the American Income acquisition.

          After  increasing steadily  throughout 1994,
     long-term interest rates declined during the first six months of 1995. Although rates declined, Torchmark made new investment commitments in 1995 of $351 million at an average taxable-equivalent yield of 7.56%
     as contrasted with  7.16% during the  same   period  of
      1994.   New  acquisitions  were   concentrated  in
     high-quality, call-protected, medium-term corporate obligations. With 1995 acquisitions effectively limited to corporate obligations, holdings of corporate bonds as a percentage of invested assets
     increased from  29% at year-end  1994   to  33%  at   the
     end   of  June,  1995.    Repayments  of mortgage-backed
     securities offset this increase, as holdings fell from 40% to 36% of invested assets for the same period.

          Lower  interest rates  influenced  the average  life
     of the  portfolio during 1995.   The portfolio was
     estimated to have an average life of 7.2 years at June 30, 1995, compared with 8.0 years at year-end 1994 and
     7.8 years a year ago. The decrease in rates also created an improvement in the value of Torchmark's fixed investments. This converted an unrealized loss of $242 million at year-end 1994 to an unrealized gain of $85 million at the end of June, 1995.

          Financial  services.   Financial services  revenues
     were flat at $72 million for both of the six-month periods, with second quarter 1995 revenues of $37.2 million rising 7% over $34.8 million in the first quarter of 1995. Commission revenues from investment product sales were lower, but these declines were offset by increased asset management fees, service fees and insurance product sales. Commissions from investment products declined 20% from $33 million in the 1994 six months to $26 million. Investment product sales were $531 million in the 1995 period compared to $663 million in the same period of 1994, also declining 20%.
      Sales of United Funds declined 21%, Waddell & Reed Funds were down 13%, and variable annuities were off 18%. Asset management fees, the largest component of financial services revenues, rose 13% to $39.6 million. These fees are based on the amount of assets under management. Average assets under management rose 8.4% in the 1995 six-month period versus the same 1994 period. Assets under management were $16.6 billion at June 30, 1995, $14.5 billion at year-end 1994, and $14.2 billion at June 30, 1994. Service fees increased 6% to $11.5 million. The sum of all financial services revenue components is greater than total financial services revenue because the portion of commission related to sales of the insurance products of United Investors Life Insurance Company is eliminated in
     consolidation.    Financial  services'  expense  margins
     improved in the 1995 period over the prior-year period. As a percentage of financial services revenues, financial services direct expenses coupled with general and administrative expenses declined from 44% in 1994 to 43% in 1995.

          Energy. Revenues for energy operations were $32.5 million for the 1995 first six months, declining modestly from $33.5 million in the 1994 period. During the first quarter of 1994, a one-time gain from the sale of a special gas agreement in the amount of $5 million boosted 1994 revenues and profits. Energy operations expense rose from $5.3 million in 1994 to $9.4 million in 1995, caused by increased depletion and operating expense relating to additional properties acquired in 1994 and 1995. Pretax operating income for energy operations declined from $7.0 million in 1994 to $1.6 million in 1995, primarily as a result of the above-mentioned one-time transaction.

          Torchmark has entered into an agreement to sell Torch Energy Advisors Incorporated ("TEAI"), its energy management subsidiary, through a management-led buyout. The transaction will result in total consideration of $160 million, of which $60 million is in cash and the balance is in the form of subordinated debt, nonrecourse debt, preferred stock, and a 12% equity interest in TEAI. Torchmark will retain substantially all of its energy investments, including its Black Warrior development and interests in various institutional limited partnerships. These energy investments, which were carried at $329 million at June
     30, 1995, will  continue to be managed by TEAI.   It is
     anticipated that the transaction will be completed in the third quarter of 1995.

                      Financial Condition

          Liquidity.   Positive  cash  flow,   marketable
     investments, and the availability of a line of credit facility provides Torchmark with strong liquidity. Torchmark's cash inflows from operations, after deduction of current operating requirements, and including net cash inflows from deposit product operations were $253 million in the first six months of 1995 compared to $167 million in the same period of 1994, resulting in an increase of 52%.
     In  addition,  Torchmark  received   $153  million  in
     fixed-maturity repayments during the 1995 period that were either scheduled maturities or unscheduled GNMA principal repayments.

          At June 30, 1995, Torchmark had $114 million in cash and short-term investments, compared to $116 million at the end of the previous year. In addition, Torchmark's entire portfolio of fixed-income and equity securities, in the amount of $4.8 billion at market value on June 30, 1995, is available for sale should a need arise.

          Torchmark's line of credit facility, which is also designed as a backup credit line for a commercial paper program, provides credit up to a maximum amount of $400 million. Terms of the facility permit borrowing up to the maximum amount at variable interest rates. Torchmark is subject to certain covenants regarding capitalization and earnings, in which Torchmark was in full compliance at June 30, 1995. At that date, Torchmark had outstanding $181 million on the facility.

          Capital resources. Torchmark's shareholders' equity stood at $1.5 billion at June 30, 1995, increasing $292 million or 24% since 1994 year end. Book value per share was $21.44 at quarter end, compared
     to $17.37 at year-end  1994.   Book  value  per  share
     was  $17.40  at  June  30,  1994. Shareholders' equity
     is seriously affected by the impact of an accounting rule that requires equity to be adjusted for the fluctuations in the market values of fixed investments
     available  for sale.   These fluctuations  are caused by
     changes in interest rates in the financial markets. The rule further requires that equity be adjusted for the impact of interest-rate movements on the deferred acquisition costs relating to interest-sensitive products. Adjusting shareholder's equity to remove these effects of rate fluctuations on an after-tax basis resulted in an increase in shareholder's equity for the 1995 period of $104 million or 7.5 % to $1.5 billion at June 30, 1995. The adjustment also resulted in book value of $20.75 per share at 1995 quarter end, compared to $19.31 at year end 1994 and $18.61 at June 30, 1994.
      Annualized return on common equity was 19.4% for the 1995 six month-period, compared to 20.7% for the same period of 1994.

          Torchmark's debt stood at $974 million at June 30, 1995, compared to $1.05 billion at December 31, 1994. Debt as a percentage of total capitalization was 37% at June 30, 1995, counting the Monthly Income Preferred Securities as equity and excluding the effects on equity of the above-mentioned accounting rule requiring market revaluation of fixed securities. The debt to capitalization ratio was 40% at year-end 1994. The 3% decline in this ratio resulted from the paydown in short-term debt of $74 million accompanied by the above-mentioned rise in adjusted equity.

                   PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings

          Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These suits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in the state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. Some of such actions involving Liberty National Life Insurance Company ("Liberty") also name Torchmark as a defendant. As a practical matter, a jury's discretion regarding the amount of a punitive damage award is not limited by any clear, objective criteria under Alabama law.
     Accordingly, the likelihood or extent of a punitive damage verdict in any given case is virtually impossible to predict. As of June 30, 1995, Liberty was a party to approximately 173 active lawsuits (including 35 employment related cases and excluding interpleaders and stayed cases), 145 of which were Alabama proceedings.
     Of these Alabama cases, 121 are punitive damage cases arising out of Liberty's insurance operations. Liberty faces trial settings in these cases on an on-going basis.

          Torchmark has previously reported the entry of an Order and Final Judgment by the Circuit Court of Barbour County, Alabama in Robertson v. Liberty National Life Insurance Company (Case No.: CV-92-021) approving a class action settlement involving legal and equitable relief valued at a total of $55 million. In July 1994, certain intervenors in the Robertson litigation filed a notice of appeal with the Supreme Court of Alabama of the Order and Final Judgment approving class certification and the settlement. Oral argument on the appeal was held July 17, 1995 and the parties are awaiting the Supreme Court's decision.

          As previously reported, on October 25, 1993, a jury in the Circuit Court of Mobile County, Alabama rendered a one million, one thousand dollar verdict (including $1,000 actual damages) against Liberty in McAllister v. Liberty National Life Insurance Company (Case No.: CV-92-
     4085). McAllister was one of approximately twenty-five suits involving cancer policy exchanges which were filed prior to class certification in the Barbour County litigation and which were excluded from the Robertson cancer class action. It is the only remaining such case. The McAllister decision was appealed to the Alabama Supreme Court, which affirmed the judgment on February 25, 1995. A petition for rehearing was filed by Liberty and was denied by the Alabama Supreme Court. A petition for a writ of certiorari has been filed with the U.S. Supreme Court.

          Torchmark has previously reported that on March 17, 1994, litigation was filed against Liberty, certain officers and present and former directors of Torchmark, and KPMG Peat Marwick LLP, independent public accountants of Torchmark and its subsidiaries, in the Circuit Court of Marion County, Alabama (Miles v. Liberty National Life Insurance Company, Civil Action No. CV-94-67). The lawsuit asserts that it is brought on behalf of a class composed of the shareholders of Torchmark. The complaint alleges a failure to timely and adequately report allegedly material contingent liabilities arising out of insurance policy litigation involving Liberty. Compensatory and punitive damages in an unspecified amount are sought.

          In April 1994, the complaint in Miles was amended to add an additional shareholder plaintiff and to name Torchmark as a defendant. A second similar action (Oakley v. Torchmark Corporation, Case No. CV-94-47) was filed on August 16, 1994 in the Circuit Court for Bibb County, Alabama, but was dismissed by the plaintiff without prejudice. Thereafter, a third such action was filed in the United States District Court for the Southern District of Alabama (Dismukes v. Torchmark Corporation, Case No. 94-1006-P-M). The Dismukes case was subsequently transferred to the United States District Court for the Northern District of Alabama.
     No class has been certified in any of these cases, although a class certification hearing has been set for October 20, 1995 in the Dismukes litigation. All of these shareholder actions seek punitive damages. Torchmark, Liberty and the individual defendants intend to vigorously defend these actions and to oppose certification of any class.

          Torchmark, its insurance subsidiaries Globe Life And Accident Insurance Company and United American Insurance Company, and certain Torchmark officers have previously reported that they were named as defendants in litigation filed April 22, 1994 as a purported class action in the District Court of Oklahoma County, Oklahoma (Moore v. Torchmark Corporation, Case No. CJ-94-2784-65). The suit claims damages on behalf of individual health policyholders who are alleged to have been induced to terminate such policies and to purchase Medicare Supplement and/or other insurance coverages. The complaint seeks actual and punitive damages for each class member in excess of $10,000. Subsequent to the filing of this case, one of the plaintiffs was dismissed and the named plaintiff died. The complaint was amended to include new plaintiffs purporting to represent the class. No class has been certified. A motion to dismiss filed by the defendants was denied and discovery is proceeding. The defendants intend to vigorously defend the action.

          Prior filings have reported that on November 17, 1994, a Circuit Court jury in Mobile County, Alabama returned a $4.6 million verdict against Liberty in Coram
     v. Liberty National Life Insurance Company (Case No. 93-
     2100). This case involved allegations of fraud by an agent of Liberty and was consolidated for trial with another case involving the same sales agent. A verdict was returned in favor of Liberty in the companion case. The Coram case has been settled.

          Litigation was filed on April 26, 1995 in the Circuit Court of Houston County, Alabama against Liberty involving the sale of health insurance coverage and Omnibus Budget Reconciliation Act of 1990 (Stewart v. Liberty National Life Insurance Company, Case No. CV-95-345L; Tolar v. Liberty National Life Insurance Company, Case No. CV-95-346J; Ingram v. Liberty National Life Insurance Company, Case No. CV-95-348L; Burkett v. Liberty National Life Insurance Company, Case No. CV-95-
     347H). Because these cases are at an extremely preliminary stage, it is premature to assess their potential materiality. Liberty intends to vigorously defend these cases and its initial assessment is that it has valid defenses to these claims.

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


     Item 4.  Submission of Matters to a Vote of Security
     Holders

          The Annual Meeting of Shareholders of Torchmark was held April 27, 1995. At the meeting the following proposals were voted on:

          (1) Election of Directors, each for a three year term


                                 For                   Withheld

Joseph M. Farley                59,506,682                272,238
C. B.Hudson                     59,520,603                258,317
Joseph L. Lanier, Jr.           59,545,286                233,634
Yetta G. Samford, Jr.           59,263,896                515,024

                 (2)     Approval of Appointment of KPMG Peat
     Marwick as Independent Auditors for 1995

          For                 Against             Abstain

       59,517,621             57,880              203,419

          (3)  Approval of Amendment and Restatement of
     Incentive Plan

          This proposal deleted the six year limitation on automatic grants of director stock options to non-employee directors ("Outside Directors"), who may now continue to receive such options for as long as he or she serves as a director.


          For                 Against             Abstain

      50,646,275             8,615,716            516,929


     There were no broker non-votes tabulated on any of the foregoing proposals considered at the Annual Meeting.

          Item 5.  Other Information

          On August 3, 1995, a jury in the Circuit Court of Jefferson County, Alabama rendered a five million, four hundred forty thousand dollar verdict against Liberty in Allen v. Liberty National Life Insurance Company (Case
     No.: CV-94-3634). Mr. Allen's cancer policy provided that Liberty would pay benefits for "actual charges" incurred in the treatment of cancer. Doctors, hospitals and other medical providers are limited as to what they can be paid for specific services in connection with Medicare recipients. Normally, they bill a higher amount than what they are permitted to accept as payment. In September 1993, Liberty began to pay based on the amount of expense the doctor or other provider could charge, rather than the face amount of the bill. This caused delay in claims payment and numerous inquiries from policyholders. In November of that same year, Liberty discontinued this practice and recalculated and repaid claims as it had prior to September.

          Mr. Allen brought suit against Liberty National alleging the reduction in his claims was improper. He had been repaid in full with interest prior to filing suit, as had all other affected claimants. Liberty believes this verdict was unwarranted and will pursue all post-trial remedies available to it.

          Although Liberty has not been served, it has been advised that a purported class action has been filed against it in Jefferson County Circuit Court on behalf of Liberty cancer policyholders eligible for Medicare who submitted claims during the approximately two month period in 1993 described above. Liberty intends to vigorously defend the class action suit and to oppose certification of any class.


     Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               (11) Statement regarding computation of per share earnings.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the Second Quarter of 1995.








                          SIGNATURES



     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              TORCHMARK CORPORATION


Date: 8/11/95                    /s/ R. K. Richey
                                 ___________________________________
                                 R. K. Richey, Chairman and Chief
                                 Executive Officer




Date: 8/11/95                    /s/ Gary L. Coleman
                                 ___________________________________
                                 Gary  L. Coleman,  Vice-President and
                                 Chief Accounting Officer