Form 10-Q
period 1995-09-30
TORCHMARK CORP
filed 1995-11-14
CIK 320335

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549


                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1995      Commission File Number   1-8052




                                TORCHMARK CORPORATION
                (Exact name of registrant as specified in its charter)


                 DELAWARE                                   63-0780404
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification No.)


            2001 3rd Avenue South, Birmingham, Alabama              35233
             (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code          (205) 325-4200



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

                                                     Yes X  No____

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.



     CLASS                                  OUTSTANDING AT OCTOBER 31, 1995
Common Stock, $1.00 Par Value                            71,656,086

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
                       (Amounts in thousands)


                                                         September 30December 31
                                                         ----------- -----------
                                                             1995        1994
Assets:                                                  ----------- -----------

Investments:
  Fixed maturities, available for sale, at fair
  value (amortized cost:  1995 - $4,707,543;
  1994 - $4,634,594)                                     $4,808,134  $4,392,259
  Equity securities, at fair value
   (cost: 1995 - $8,278; 1994 - $35,985)                     16,511      31,547
  Mortgage loans, at cost (estimated fair
   value:  1995 - $43,752; 1994 - $17,956)                   43,781      17,997
  Investment real estate, at depreciated cost               141,743     132,554
  Policy loans                                              190,015     181,988
  Energy investments                                        322,104     330,543
  Other long-term investments (at fair value)                40,587      35,933
  Short-term investments                                    248,726     112,776
                                                          ----------- ----------
    Total investments                                     5,811,601   5,235,597


Cash                                                          5,274       2,758
Investment in unconsolidated subsidiaries                   143,191      86,386
Accrued investment income                                    75,765      67,116
Other receivables                                           210,118     223,811
Deferred acquisition costs                                1,096,434   1,017,467
Value of insurance purchased                                251,338     274,124
Property and equipment                                       75,725     103,806
Goodwill                                                    559,256     570,455
Other assets                                                 47,265     106,911
Separate account assets                                   1,003,272     715,203
                                                         ----------- ----------
    Total assets                                         $9,279,239  $8,403,634
                                                         =========== ==========

Liabilities and Shareholders' Equity:

Liabilities:
  Future policy benefits                                 $4,446,194  $4,229,916
  Unearned and advance premiums                              86,156      90,871
  Policy claims and other benefits payable                  203,773     201,754
  Other policyholders' funds                                 76,014      72,783
                                                         ----------- ----------
    Total policy liabilities                              4,812,137   4,595,324

  Accrued income taxes                                      375,271     235,124
  Short-term debt                                           170,554     255,116
  Long-term debt (estimated fair value:
    1995 - $824,465; 1994 - $751,603)                       793,085     792,763
  Other liabilities                                         337,768     374,449
  Separate account liabilities                            1,003,272     715,203
                                                         ----------- ----------
    Total liabilities                                     7,492,087   6,967,979

Monthly income preferred securities (estimated
  fair value:  1995 - $205,350; 1994 - $200,000)            193,085     193,052

Shareholders' equity:
  Common stock                                               73,784      73,784
  Additional paid-in capital                                139,514     139,045
  Unrealized investment gains (losses), net of tax           68,468    (140,756)
  Retained earnings                                       1,404,463   1,267,545
  Treasury stock, at cost                                   (92,162)    (97,015)
                                                         ----------- ----------
    Total shareholders' equity                            1,594,067   1,242,603
                                                         ----------- ----------
    Total liabilities and shareholders' equity           $9,279,239  $8,403,634
                                                         =========== ==========

          See accompanying Notes to Consolidated Financial Statements.







                              TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Amounts in thousands, except per share data)



                                  Three months ended       Nine months ended
                                     September 30,           September 30,
                                  --------------------    --------------------
                                     1995        1994        1995        1994
                                  ---------   ---------   ---------   ---------

Revenues:
  Life premium                     $194,573    $145,463    $574,422    $433,845
  Health premium                    183,162     186,320     567,972     577,936
  Other premium                       6,227       4,750      17,161      13,066
                                  ---------   ---------   ---------   ---------
     Total premium                  383,962     336,533   1,159,555   1,024,847

  Financial services revenue         39,108      33,747     111,105     105,863
  Net investment income              90,540      79,585     267,610     244,478
  Energy revenues                    13,214      14,293      45,743      47,743
  Realized investment gains         (15,700)     (1,278)    (16,316)      2,013
  Other income                          251         409         871       1,455
                                  ---------   ---------   ---------   ---------
     Total revenue                  511,375     463,289   1,568,568   1,426,399

Benefits and expenses:
  Life policy benefits              129,310     101,061     380,405     301,429
  Health policy benefits            110,469     111,486     341,518     345,408
  Other policy benefits              12,768      11,210      36,633      32,326
                                  ---------   ---------   ---------   ---------
     Total policy benefits          252,547     223,757     758,556     679,163

  Amortization of deferred
    acquisition costs                51,150      41,327     151,271     131,255
  Commissions and premium taxes      35,070      33,626     109,317     104,206
  Financial services expense          9,919       9,487      28,840      31,539
  Energy operations expense           1,437       5,376      10,793      10,716
  Other operating expense            44,274      39,430     133,248     118,031
  Amortization of goodwill            3,744       1,172      11,232       3,679
  Interest expense                   19,887      19,218      62,274      55,374
                                  ---------   ---------   ---------   ---------
     Total benefits and expenses    418,028     373,393   1,265,531   1,133,963
                                  ---------   ---------   ---------   ---------

  Pre-tax operating income           93,347      89,896     303,037     292,436

Income tax                          (32,821)    (27,768)   (104,122)    (93,980)
Equity in earnings of
  unconsolidated subsidiaries         3,036       2,570       8,466       6,717
Monthly income preferred
  securities dividend                (2,588)          0      (7,763)          0
                                  ---------   ---------   ---------   ---------
  Net income                         60,974      64,698     199,618     205,173
                                  =========   =========   =========   =========


Net income per share                  $0.85       $0.90       $2.79       $2.83
                                  =========   =========   =========   =========




         See accompanying Notes to Consolidated Financial Statements.






                       TORCHMARK CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOW
                       (Amounts in thousands)


                                                           Nine Months Ended
                                                             September 30,
                                                          ---------------------
                                                             1995        1994
                                                          --------    ---------
Cash provided from operations                              $232,423    $211,926


Cash provided from (used for) investment activities:
  Investments sold or matured:
    Fixed maturities available for sale - sold              905,806     411,217
    Fixed maturities available for sale - matured           265,582     690,442
    Other long-term investments                              26,533      70,893
                                                          ---------   ---------
      Total investments sold or matured                   1,197,921   1,172,552

  Investments acquired:
    Fixed maturities                                     (1,238,178) (1,214,945)
    Other long-term investments                             (72,637)   (105,674)
                                                          ---------   ---------
      Total investments acquired                         (1,310,815) (1,320,619)

  Net decrease (increase) in short-term investments        (135,950)     59,318
  Acquisition of Gulf Canada                                (71,521)          0
  Sale of Nuevo                                              33,666           0
  Disposition of properties held for resale                  48,904           0
  Disposition of properties                                  18,944       3,518
  Additions to properties                                   (15,153)    (39,227)
  Acquisitions of properties held for sale                        0     (78,705)
  Loaned money repaid by affiliates                          28,000           0
  Dividends from unconsolidated subsidiaries                    513         342
                                                          ---------   ---------
Cash used for investment activities                        (205,491)   (202,821)


Cash provided from (used for) financing activities:
  Issuance of common stock                                    2,290       4,292
  Borrowings                                                      0      46,900
  Repayment of debt                                         (84,685)       (108)
  Acquisition of treasury stock                                   0    (106,054)
  Cash dividends paid to shareholders                       (60,109)    (62,309)
  Net receipts from deposit product operations              118,088      60,652
                                                          ---------   ---------
Cash used for financing activities                          (24,416)    (56,627)


Net increase (decrease) in cash                               2,516     (47,522)
Cash at beginning of year                                     2,758      53,408
                                                          ---------   ---------
Cash balance at end of period                                $5,274      $5,886
                                                          =========   =========

        See accompanying Notes to Consolidated Financial Statements.



                          TORCHMARK CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Amounts in thousands)



NOTE A - Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all disclosures required by generally accepted accountingprinciples. However, in the opinion of management, these statements includeall adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at September 30, 1995 and the consolidated results of operations for the periods ended September 30, 1995 and 1994.


NOTE B - Sale of Energy Subsidiary

       Torchmark has entered into a preliminary agreement to sell Torch Energy Advisors Incorporated ("TEAI"), its energy management subsidiary. The transaction will result in total consideration of $108 million, of which $60 million is in cash and the balance is in the form of subordinated debt, preferred stock, and an equity interest of approximately
12% in TEAI. Torchmark will retain substantially all of its energy investments, including its Black Warrior development and interests in various institutional limited partnerships. It is anticipated that the transaction will be completed in the fourth quarter of 1995.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                            Operating Results

     For the first nine months of 1995, net income per share for Torchmark Corporation ("Torchmark") was $2.79, compared to $2.83 per share for the same period of 1994. Net income was $200 million in the 1995 nine months, declining 2% from $205 million in the comparable 1994 period. In the third quarter of 1995, Torchmark wrote off its investment in Southwestern Life Corporation, which filed for Chapter 11 bankruptcy protection. The write-off, accounted for as a realized investment loss, reduced net income for the nine months and the third
quarter by $15 million or $.21 per share.    After exclusion of
realized investment gains in both periods and the related deferred acquisition costs adjustment, both net of taxes, per share earnings were $2.94 in the 1995 nine-month period, compared to $2.87 in the same period of 1994, an increase of 2%.

     When comparing Torchmark's 1995 results to prior year results, consideration should be given to the inclusion of the operations of American Income Life Insurance Company ("American Income"). Torchmark acquired American Income on November 3, 1994 for total consideration of $552 million and has consolidated American Income since the acquisition date. American Income added $175 million of total revenues and $13 million of net income (after acquisition expenses) or $.18 per share.

     Revenues rose $142 million or 10% to $1.6 billion for the 1995 nine months. Growth in life premium accounted for the increase, gaining $141 million or 32%. Life premium comprises 50% of total premium compared to 42% in the 1994 nine months. Operating expense increased $15 million or 13% to $133 million. The inclusion of
American Income's expenses added $5.9 million of expense.   Adjusted
for the acquisition of American Income, operating expenses increased 8%. Goodwill amortization increased $8 million, primarily as a result of the purchase of American Income. Interest expense rose 12% to $62 million, because of increased average short-term borrowings during the first nine months of 1995 compared to the prior-year period combined with higher short-term interest rates in 1995. In connection with the American Income acquisition, $200 million face amount of monthly income preferred securities were issued in the fourth quarter of 1994. Torchmark subsequently entered into a ten-year swap agreement to exchange its 9.18% fixed dividend obligation for a variable rate upon which a five year cap was acquired to prevent the variable rate from rising above 10.39%. The after-tax dividend in the first nine months of 1995, for which the fixed obligation was $9.0 million, was reduced to $7.8 million after the effects of the swap and cap. A discussion of Torchmark's operations follows under the appropriate captions.

     Life insurance. Life insurance premium increased 32% to $574 million in the first nine months of 1995, from $434 million for the same period of the prior year. Annualized life premium in force increased 33% over the prior year and stood at $854 million at September 30, 1995. Growth in premium and annualized premium in force has been attributable to increased sales of life products as well as the addition of American Income, which accounted for $113 million of the $141 million increase in life premium income and $163 million of the $214 million increase in life premium in force. Sales of life insurance, as measured by annualized premium issued, grew 54% for the 1995 nine months over the comparable 1994 period, increasing from $105
million in 1994 to $162 million in 1995.    Acquisition expense for
life insurance included a $5.8 million adjustment to deferred acquisition expense in recognition of realized investment gains related to interest-sensitive life insurance products in 1994. In 1995, this adjustment was $.2 million. After exclusion of these adjustments, the percentage of acquisition expense to premium was 14.4% in the 1994 period compared to 16.0% in 1995. The increase in 1995 was primarily because of the inclusion of American Income.
Policy benefits as a percentage of premium declined from 69.5% in 1994 to 66.2% in 1995, primarily because of the inclusion in 1995 of American Income's life business which has a lower benefit ratio.

     Health insurance. Torchmark's health insurance premium declined 2% to $568 million for the 1995 nine-month period. Annualized health insurance premium in force declined to $767 million at September 30, 1995, or 3% from $787 million at the same date in 1994. American Income health premium was $31 million for the 1995 period and annualized premium in force was $39 million at September 30, 1995. Sales of health insurance, as measured by annualized premium issued, declined 17% from $95 million in the first nine months of 1994 to $79 million in the 1995 period. Medicare Supplement annualized premium in force of $540 million represented 70% of total annualized health premium in force at September 30, 1995, compared to 74% at the same point in the prior year. In 1995 sales of Medicare Supplement annualized premium of $51 million declined 28% over the nine months of 1994. Declines in Medicare Supplement sales were experienced during the past two years because of confusion over the impact on Medicare of various health care legislative initiatives, increased regulatory restraints, and increased competition. Non-Medicare Supplement health insurance annualized premium in force has grown 10% period-over-period, from $207 million in 1994 to $227 million in 1995.

     Annuities. Torchmark sells annuities on both a fixed and a variable basis. Fixed annuity collections were $98 million in the 1995 period, more than three times the $31 million collected in the 1994 period. The rise in fixed annuity collections was largely a result of annuity product sales of United American Insurance Company beginning in the fourth quarter of 1994. These sales added $53 million in 1995 collections. Collections of variable annuities declined 10% from $139 million in 1994 to $126 million in 1995. Fixed annuities on deposit with Torchmark were $904 million at September 30, 1995, gaining 12% over the same date a year ago. The variable annuity balance on deposit rose 50% to $972 million during the same period. Growth in the variable account balance was a result of strong financial markets in 1995 as well as additional collections. Policy charges for annuities were $13.8 million in the 1995 first nine months compared to $9.6 million for the 1994 period, rising 44%. The gain resulted primarily from the growth in variable annuities over the prior year. These policy charges are assessed against the annuity account balance periodically for insurance risk, sales, administration, and surrender.

     Investment. Torchmark's investment income for the 1995 nine-month period rose 9% to $268 million from $244 million in the 1994 period. Mean invested assets rose 5% to $5.6 billion for the 1995 period. Total invested assets were $5.8 billion at September 30, 1995, growing 12% over the year-earlier period. American Income added $30 million of investment income. This increase was partially offset, however, by an estimated $9 million of investment income on $184 million of internal funds used to acquire the company. After adjusting for the American Income acquisition, investment income increased approximately 1%.

     In contrast with the first nine months of 1994, interest rates declined sharply during 1995, especially rates on medium to long maturities. During the nine-month 1995 period, Torchmark made fixed income acquisitions of $1.2 billion at a tax-equivalent yield of 7.57%. Acquisitions during the comparable 1994 period totaled $1.2 billion and had a tax-equivalent yield of 7.23%. Despite slightly higher yields on new investments, the yield on permanent bond holdings declined from 7.73% at year-end 1994 to 7.64% at the end of the third quarter.

     Primary components of 1995 acquisitions were medium-maturity agency and mortgage-backed securities, short-maturity emerging market and high-yield securities, and longer-term corporate obligations.
With 1995 sales in the amount of $905 million of selected shorter-term mortgage-backed and corporate holdings, the emphasis on mortgage-backed holdings continued to decrease, falling from 75% of the bond account at year-end 1992 to 38% currently. Mortgage-backed securities represented 32% of total invested assets at September 30, 1995.

     The decline in interest rates in 1995 favorably impacted the market valuation of investment holdings. At September 30, 1995 there was an unrealized gain of $101 million, compared to an unrealized loss of $242 million at year-end 1994.

     Financial services. Financial services revenues grew 5% to $111 million for the 1995 nine months. Third quarter 1995 financial services revenues of $39 million rose 16% over the same period of 1994. For the nine months of 1995, commission revenues from investment product sales were lower, but these declines were more than offset by increased asset management fees, service fees and commissions from insurance product sales. Commissions from investment products declined 12% from $46 million in the 1994 nine months to $41 million. Investment product sales were $828 million in the 1995 period compared to $925 million in the same period of 1994, declining 10%. Sales of United Funds declined 14%, Waddell & Reed Funds increased 13%, and variable annuities were off 8%. Asset management fees, the largest component of financial services revenues, rose 18% to $62 million. These fees are based on the amount of assets under management. Average assets under management rose 12% in the 1995 nine-month period versus the same 1994 period. Assets under management were $17.8 billion at September 30, 1995 and $14.5 billion at year-end 1994. Service fees increased 5% to $17 million. The sum of all financial services revenue components is greater than total financial services revenue because the portion of commission related to sales of the insurance products of United Investors Life Insurance Company is eliminated in consolidation. Financial services' expense margins improved in the 1995 period over the prior-year period. As a percentage of financial services revenues, financial services direct expenses coupled with general and administrative expenses declined from 44% in 1994 to 42% in 1995.

     Energy. Revenues for energy operations were $46 million for the 1995 first nine months, declining from $48 million in the 1994 period. During the first quarter of 1994, a one-time gain from the sale of a special gas agreement in the amount of $5 million boosted 1994 revenues and profits. Energy operations expenses were flat at $11 million. Pretax operating income for energy operations declined from $8.6 million in 1994 to $5.5 million in 1995. The decline was a result of the above-mentioned one-time transaction.

     Torchmark has entered into a preliminary agreement to sell Torch Energy Advisors Incorporated ("TEAI"), its energy management subsidiary, through a management-led buyout. The transaction will result in total consideration of $108 million, of which $60 million is in cash and the balance is in the form of subordinated debt, preferred stock, and a 12% equity interest in TEAI. Torchmark will retain substantially all of its energy investments, including its Black Warrior development and interests in various institutional limited partnerships. These energy investments, which were carried at $322 million at September 30, 1995, will continue to be managed by TEAI.
It is anticipated that the transaction will be completed in the fourth quarter of 1995.

                           Financial Condition

     Liquidity. Torchmark is highly liquid, which is evidenced by its positive cash flow, marketable investments, and the availability of a line of credit facility. Torchmark's cash inflows from operations, after deduction of current operating requirements, and including net cash inflows from deposit product operations were $350 million in the first nine months of 1995 compared to $273 million in the same period of 1994, resulting in an increase of 28%. In addition, Torchmark received $265 million in fixed-maturity repayments during the 1995 period that were either scheduled maturities or unscheduled GNMA principal repayments.

     At September 30, 1995, Torchmark had $254 million in cash and short-term investments, compared to $116 million at the end of the previous year. The increase in short-term investments resulted from the accumulation of cash pending permanent investment, which settled early in the fourth quarter of 1995. Cash and short-term investments represented 3% of total assets at September 30, 1995. In addition, Torchmark's entire portfolio of fixed-income and equity securities, in the amount of $4.8 billion at market value on September 30, 1995, is available for sale should a need arise.

     Torchmark's line of credit facility, which is also designed as a backup credit line for a commercial paper program, provides credit up to a maximum amount of $400 million. Terms of the facility permit borrowing up to the maximum amount at variable interest rates. Torchmark is subject to certain covenants regarding capitalization and earnings, with which Torchmark was in full compliance at September 30, 1995. At that date, Torchmark had outstanding $170 million on the facility.

     Capital resources. Torchmark's shareholders' equity stood at $1.6 billion at September 30, 1995, increasing $351 million or 28% since 1994 year-end. Book value per share was $22.25 at quarter end, compared to $17.37 at year-end 1994. Shareholders' equity is greatly impacted by an accounting rule that requires equity to be adjusted for the fluctuations in the market values of fixed investments available for sale. These fluctuations are caused by changes in interest rates in the financial markets. The rule further requires that equity be adjusted for the impact of interest-rate movements on the deferred acquisition costs relating to interest-sensitive products. After adjusting shareholders' equity to remove these effects of rate fluctuations on an after-tax basis, shareholders' equity for the 1995 period increased $153 million or 11% over year-end 1994 to $1.5 billion at September 30, 1995. The adjustment also resulted in book value of $21.42 per share at 1995 September quarter end, compared to $19.31 at year-end 1994.
Annualized return on common equity, adjusted to exclude the effects of the accounting rule, was 18.3% for the 1995 nine month-period, compared to 20.3% for the same period of 1994. Adjusting for the one-time write-down of Southwestern Life Corporation, return on equity would have been 19.5% in the 1995 nine-month period.

     Torchmark's debt stood at $964 million at September 30, 1995, compared to $1.05 billion at December 31, 1994. Debt as a percentage of total capitalization was 36% at September 30, 1995, counting the Monthly Income Preferred Securities as equity and excluding the effects on equity of the above-mentioned accounting rule requiring market revaluation of fixed securities. The debt to capitalization ratio was 40% at year-end 1994. The 4% decline in this ratio resulted from the paydown in short-term debt of $85 million accompanied by the above-mentioned $153 million rise in adjusted equity.

                        Part II - Other Information


Item 1.  Legal Proceedings

     Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's insurance subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in the state courts of Alabama, a jurisdiction particularly recognized for large punitive damage verdicts. Some of such actions involving Liberty National Life Insurance Company ("Liberty") also name Torchmark as a defendant. As a practical matter, a jury's discretion regarding the amount of a punitive damage award is not limited by any clear, objective criteria under Alabama law. Accordingly, the likelihood or extent of a punitive damage verdict in any given case is virtually impossible to predict. As of September 30, 1995, Liberty was a party to approximately 185 active lawsuits (including 39 employment related cases and excluding interpleader and stayed cases), approximately 156 were Alabama proceedings in which punitive damages were sought arising out of Liberty's insurance operations. Liberty faces trial settings in these cases on an on-going basis.

     Torchmark has previously reported the entry of an Order and Final Judgement by the Circuit Court of Barbour County, Alabama in Robertson
v. Liberty National Life Insurance Company (Case No.: CV-92-021) approving a class action settlement involving legal and equitable relief valued at a total of $55 million. The cost of this settlement increases over time as Liberty is prohibited from increasing the premium rates on this block of business for one year from final binding affirmance by the Alabama Supreme Court. This retroactive reformation of cancer policy contracts is expected to cost Torchmark an additional $2.5 million before tax in each quarter going forward until final binding affirmance. In July 1994, certain intervenors in the Robertson litigation filed a notice of appeal with the Supreme Court of Alabama of the Order and Final Judgment approving class certification and the settlement. Oral argument on the appeal was held July 17, 1995 and the parties are awaiting the Supreme Court's decision.

     On October 25, 1993, a jury in the Circuit Court of Mobile County, Alabama rendered a one million, one thousand dollar verdict (including $1,000 actual damages) against Liberty in McAllister v. Liberty National Life Insurance Company (Case No.: CV-92-4085). McAllister was one of approximately twenty-five suits involving cancer policy exchanges which were filed prior to class certification in Barbour County litigation and which were excluded from the Robertson cancer class action. It is the only remaining such case. The McAllister decision was appealed to the Alabama Supreme Court, which affirmed the judgment on February 25, 1995. A petition for rehearing was filed by Liberty and was denied by the Alabama Supreme Court. A petition for writ of certiorari was filed with the U.S. Supreme Court. A settlement is pending in the McAllister case.

     On March 17, 1994, litigation was filed against Liberty, certain officers and present and former directors of Torchmark and KPMG Peat Marwick LLP, independent public accountants of Torchmark and its subsidiaries, in the Circuit Court of Marion County, Alabama (Miles v. Liberty National Life Insurance Company, Civil Action No. CV-94-67). The lawsuit asserted that it was brought on behalf of a class composed of the shareholders of Torchmark. The complaint alleged a failure to timely and adequately report allegedly material contingent liabilities arising out of insurance policy litigation involving Liberty. Compensatory and punitive damages in an unspecified amount were sought.

     In April 1994, the complaint in Miles was amended to add an additional shareholder plaintiff and to name Torchmark as a defendant. The Miles case was dismissed upon the joint motion of all parties in September 1995. A second similar action (Oakley v. Torchmark Corporation, Case No. CV-94-47), filed on August 16, 1994 in the Circuit Court for Bibb County, Alabama, was dismissed by the plaintiff without prejudice. Thereafter, a third such action was filed in the United States District Court for the Southern District of Alabama. This action, which seeks punitive damages, was subsequently transferred to the United States District Court for the Northern District of Alabama (Dismukes vs. Torchmark Corporation, Case No. CV-94-1006-P-M). No class has been certified in this case and a date has not been set for a class certification hearing. Torchmark, Liberty and the individual defendants intend to vigorously defend Dismukes and to oppose certification.

     In 1978, the United States District Court for the Northern District of Alabama entered a final judgment in Battle v. Liberty National Life Insurance Company, et al. (CV-70-H-752-S), class action litigation involving Liberty, a class composed of all owners of funeral homes in Alabama and a class composed of all insureds (Alabama residents only) under burial or vault policies issued, assumed or reinsured by Liberty. The final judgment fixed the rights and obligations of Liberty and the funeral directors authorized to handle Liberty burial and vault policies as well as reforming the benefits available to the policyholders under the policies. It remains in effect to date. A motion was filed to challenge the final judgment under Federal Rule of Civil Procedure 60(b), in February 1990, but the final judgment was upheld and the Rule 60(b) challenge was rejected by both the District Court and the Eleventh Circuit Court of Appeals.

     In November, 1993, an attorney (purporting to represent the funeral director class) filed a petition in the District Court seeking "alternative relief" under the final judgment. The relief sought is unclear. Liberty is seeking to clarify the relief sought. Thus far the District Court has refused to permit petitioners to conduct discovery from Liberty to attempt to substantiate their claims. Counsel for the petitioners have represented to the Court that they plan to file an Amended Petition limiting the requested relief.

     Much attention has been generated nationally with regard to so-called vanishing premium cases, wherein the allegation is that an interest sensitive life policy was sold with a projection that the policy would become paid-up after a period of years. Plaintiffs in these cases typically assert that the projection amounted to a promise or misrepresentation. Liberty currently has pending against it in the state courts of Alabama several such cases. Liberty believes that appropriate disclosures and projections were made in the sale of these policies and Liberty intends to vigorously defend these cases.

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




Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          11.  Statement re computation of per share earnings

     (b)       Reports on Form 8-K.

               No reports on Form 8-K were filed during the third quarter of 1995.

                                 SIGNATURES



     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   TORCHMARK CORPORATION


Date:     11/12/95                           /s/ R. K. Richey
                                   ______________________________
                                   R. K. Richey, Chairman and
                                   Chief Executive Officer



Date:     11/13/95                           /s/ Gary L. Coleman
                                   ________________________________
                                   Gary L. Coleman, Vice President and
                                   Chief Accounting Officer