Form 10-K
period 1995-12-31
TORCHMARK CORP
filed 1996-03-26
CIK 320335

                            SCHEDULE 14A INFORMATION

PROXY STATEMENT PURSUANT TO SECTION 14(A) OF THE SECURITIES EXCHANGE ACT OF 1934
                               (AMENDMENT NO.  )

Filed by the Registrant [X]

Filed by a Party other than the Registrant [_]

Check the appropriate box:

[_] Preliminary Proxy Statement

[X] Definitive Proxy Statement

[_] Definitive Additional Materials

[_] Soliciting Material Pursuant to (S)240.14a-11(c) or (S)240.14a-12


                             TORCHMARK CORPORATION
             -----------------------------------------------------
                (Name of Registrant as Specified In Its Charter)


                          --Enter Company Name Here--
             -----------------------------------------------------
    (Name of Person(s) Filing Proxy Statement, if other than the Registrant)

Payment of Filing Fee (Check the appropriate box):

[X] $125 per Exchange Act Rules 0-11(c)(1)(ii), 14a-6(i)(1), 14a-6(i)(2) or
    Item 22(a)(2) of Schedule 14A.

[_] $500 per each party to the controversy pursuant to Exchange Act Rule 14a-
    6(i)(3).

[_] Fee computed on table below per Exchange Act Rules 14a-6(i)(4) and 0-11.

    (1) Title of each class of securities to which transaction applies:

    (2) Aggregate number of securities to which transaction applies:

    (3) Per unit price or other underlying value of transaction computed pursuant to Exchange ActRule 0-11 (Set forth the amount on which the filing fee is calculated and state how it was determined):

    (4) Proposed maximum aggregate value of transaction:

    (5) Total fee paid:

[_] Fee paid previously with preliminary materials.

[_] Check box if any part of the fee is offset as provided by Exchange Act Rule
    0-11(a)(2) and identify the filing for which the offsetting fee was paid previously. Identify the previous filing by registration statement number, or the Form or Schedule and the date of its filing.

    (1) Amount Previously Paid:

    (2) Form, Schedule or Registration Statement No.:

    (3) Filing Party:

    (4) Date Filed:

Notes:

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended                          Commission file number
      December 31, 1995                                      1-8052

                             TORCHMARK CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                        63-0780404
 (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
              OF
       INCORPORATION OR                                IDENTIFICATION NO.)
        ORGANIZATION)

    2001 Third Ave. South,                                    35233
        Birmingham, AL
    (ADDRESS OF PRINCIPAL                                  (ZIP CODE)
      EXECUTIVE OFFICES)

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
         Value                                        The International Stock
                                                         Exchange, London,
                                                              England



          Securities registered pursuant to Section 12(g) of the Act:
                                     None

           Securities reported pursuant to Section 15(d) of the Act:

                   TITLE OF EACH                   CUSIP NUMBER:
                   CLASS:
                   8 5/8% Sinking Fund             891027 AB 0
                   Debentures due 2017
                   9 5/8% Senior Notes             891027 AD 6
                   due 1998
                   8 1/4% Senior                   891027 AE 4
                   Debentures due 2009
                   7 7/8% Notes due                891027 AF 1
                   2023
                   7 3/8% Notes due                891027 AG 9
                   2013

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

 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE
                          REGISTRANT: $3,326,119,112

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON
                  STOCK, AS OF FEBRUARY 29, 1996: 71,722,245

                      DOCUMENTS INCORPORATED BY REFERENCE

 PROXY STATEMENT FOR ANNUAL MEETING OF STOCKHOLDERS TO BE HELD APRIL 25, 1996,
                                   PART III

                    INDEX OF EXHIBITS (PAGES 63 THROUGH 65)
                     TOTAL NUMBER OF PAGES INCLUDED ARE 72

                                    PART 1

                               ITEM 1. BUSINESS

  Torchmark Corporation ("Torchmark"), an insurance and diversified financial services holding company, was incorporated in Delaware on November 19, 1979, as Liberty National Insurance Holding Company. Through a plan of reorganization effective December 30, 1980, it became the parent company for the businesses operated by Liberty National Life Insurance Company ("Liberty") and Globe Life And Accident Insurance Company ("Globe"). United American Insurance Company ("United American"), Waddell & Reed, Inc. ("W&R") and United Investors Life Insurance Company ("UILIC") along with their respective subsidiaries were acquired in 1981. The name Torchmark Corporation was adopted on July 1, 1982. Family Service Life Insurance Company ("Famlico") was purchased in July, 1990, and American Income Life Insurance Company ("American Income") was purchased in November, 1994.

  The following table presents Torchmark's business by primary distribution method:

PRIMARY
DISTRIBUTION METHOD  COMPANY               PRODUCTS                         SALES FORCE
--------------------------------------------------------------------------------------------------------------
HOME SERVICE         LIBERTY NATIONAL LIFE Individual life and              2,400 full-time sales repre-
                     INSURANCE COMPANY     health insurance.                sentatives; 115 district offices
                     Birmingham, Alabama                                    in the Southeastern United States.
--------------------------------------------------------------------------------------------------------------
UNITED AMERICAN      UNITED AMERICAN       Senior life and health           51,000 independent agents
GENERAL AGENCY       INSURANCE COMPANY     insurance including              in the U.S., Puerto Rico and
AND CAPTIVE AGENCY   Dallas, Texas         Medicare Supplement              Canada; 1,000 career
                                           coverage and long-term care.     agents in 67 branch offices.
--------------------------------------------------------------------------------------------------------------
DIRECT RESPONSE      GLOBE LIFE AND        Individual life and health in-   Direct response, television,
                     ACCIDENT              surance including special senior magazine; nationwide.
                     INSURANCE COMPANY     life coverage, Medicare
                     Oklahoma City, OK     Supplement, long-term care.
--------------------------------------------------------------------------------------------------------------
AMERICAN INCOME      AMERICAN INCOME       Individual life and health in-   1,400 agents.
CAPTIVE AGENCY       INSURANCE COMPANY     surance to union and credit
                     Waco, Texas           union members.
--------------------------------------------------------------------------------------------------------------
UNITED INVESTORS     WADDELL & REED, INC.  United and Waddell & Reed        2,450 Waddell & Reed
CAPTIVE AGENCY       Shawnee Mission,      Groups of mutual funds,          representatives; indepen-
                     Kansas                institutional investment         dent agents; 165 offices
                     UNITED INVESTORS LIFE management services includ-      nationwide.
                     INSURANCE COMPANY     ing assets of Torchmark.
                     Birmingham, Alabama   Individual life insurance
                                           and annuities.
--------------------------------------------------------------------------------------------------------------
PRENEED              FAMILY SERVICE LIFE   Individual life insurance        General Agency with 1,000
CAPTIVE AGENCY       INSURANCE COMPANY     to fund prearranged              independent career agents
                     Dallas, Texas         funerals.                        nationwide.

Additional information concerning industry segments may be found in Management's Discussion and Analysis and in Note 17--Industry Segments in the Notes to Consolidated Financial Statements.

                                   INSURANCE

LIFE INSURANCE

  Torchmark writes a variety of nonparticipating ordinary life insurance products. These include whole-life insurance in the form of traditional and interest-sensitive, term life insurance, and other life insurance. The following table presents selected information about Torchmark's life products:

                                          (AMOUNTS IN THOUSANDS)
                                   ANNUALIZED                 ANNUALIZED
                                 PREMIUM ISSUED            PREMIUM IN FORCE
                           -------------------------- --------------------------
                             1995     1994     1993     1995     1994     1993
                           -------- -------- -------- -------- -------- --------
Whole life:
 Traditional.............. $107,288 $ 63,108 $ 55,265 $469,581 $445,025 $312,905
 Interest-sensitive.......   29,287   34,633   34,211  174,675  171,264  160,824
Term......................   79,849   48,392   36,303  212,213  167,973  129,815
Other.....................    1,564    3,700    2,654   12,897   12,693    9,112
                           -------- -------- -------- -------- -------- --------
                           $217,988 $149,833 $128,433 $869,366 $796,955 $612,656
                           ======== ======== ======== ======== ======== ========

  Life insurance products are sold through a variety of distribution channels, including home service agents, independent agents, exclusive agents, and direct response. These methods are discussed in more depth under the heading "Marketing." The following table presents life annualized premium issued by marketing method:

                                          (AMOUNTS IN THOUSANDS)
                                   ANNUALIZED                 ANNUALIZED
                                 PREMIUM ISSUED            PREMIUM IN FORCE
                           -------------------------- --------------------------
                             1995     1994     1993     1995     1994     1993
                           -------- -------- -------- -------- -------- --------
Direct response........... $ 63,900 $ 48,267 $ 36,031 $180,530 $154,130 $133,782
Home service..............   48,549   51,461   48,474  297,418  291,813  282,059
Independent agents........   31,630   24,894   22,335  112,797  101,721   94,392
Exclusive agents..........   73,909   25,211   21,593  278,621  249,291  102,423
                           -------- -------- -------- -------- -------- --------
                           $217,988 $149,833 $128,433 $869,366 $796,955 $612,656
                           ======== ======== ======== ======== ======== ========

  Permanent insurance products sold by Torchmark build cash values which are available to policyholders. Policyholders may borrow such funds using the policies as collateral. The aggregate value of policy loans outstanding at December 31, 1995 was $194 million and the average interest rate earned on these loans was 6.46% in 1995. Interest income earned on policy loans was $12.1 million in 1995, $10.0 million in 1994, and $9.1 million in 1993. Torchmark had 182 thousand and 154 thousand policy loans outstanding at year-end 1995 and 1994, respectively.

  The availability of cash values contributes to voluntary policy terminations by policyholders through surrenders. Torchmark's life insurance products may be terminated or surrendered at the election of the insured at any time, generally for the full cash value specified in the policy. Specific surrender procedures vary with the type of policy. For certain policies this cash value is based upon a fund less a surrender charge which decreases with the length of time the policy has been in force. This surrender charge is either based upon a percentage of the fund or a charge per $1,000 of face amount of insurance. The schedule of charges may vary by plan of insurance and, for some plans, by age of the insured at issue. Torchmark's ratio of aggregate face amount voluntary terminations to the mean amount of life insurance in force was 17.2% in 1995, 14.7% in 1994 and 14.9% in 1993. Excluding American Income, the 1995 and 1994 ratios would have been 16.1% and 15.2%, respectively.

  The following table presents an analysis of changes to Torchmark's life insurance business in force:

                                              (AMOUNTS IN THOUSANDS)
                                 1995                   1994                   1993
                         ---------------------  ---------------------  ---------------------
                         NUMBER OF  AMOUNT OF   NUMBER OF  AMOUNT OF   NUMBER OF  AMOUNT OF
                         POLICIES   INSURANCE   POLICIES   INSURANCE   POLICIES   INSURANCE
                         --------- -----------  --------- -----------  --------- -----------
In force at January 1,..   8,913   $74,858,214    8,110   $61,366,933    8,028   $58,306,295
New issues..............   1,413    19,359,923    1,147    14,958,141      944    12,240,245
Business acquired.......     -0-           -0-      595     8,983,055      -0-           -0-
Other increases.........       1        64,128        1        10,961      -0-        35,530
Death benefits..........    (110)     (271,451)    (105)     (228,354)    (102)     (213,785)
Lapses..................    (856)  (12,185,540)    (688)   (8,940,980)    (625)   (7,817,201)
Surrenders..............    (135)   (1,187,581)    (106)   (1,048,117)    (106)   (1,082,962)
Other decreases.........     (30)     (246,317)     (41)     (243,425)     (29)     (101,189)
                           -----   -----------    -----   -----------    -----   -----------
In force at December
 31,....................   9,196   $80,391,376    8,913   $74,858,214    8,110   $61,366,933
                           =====   ===========    =====   ===========    =====   ===========
Average policy size (in
 dollar amounts)........           $     8,742            $     8,399            $     7,567
                                   ===========            ===========            ===========

HEALTH INSURANCE

  Torchmark offers an assortment of supplemental health insurance products. These are generally classified as (1) Medicare Supplement, (2) cancer and (3) other health related policies.

  Medicare Supplement policies are offered on both an individual and group basis through exclusive and independent agents, and direct response. These guaranteed renewable policies provide reimbursement for certain expenses not covered by the federal Medicare program. One popular feature available under Torchmark's Medicare Supplements is an automatic claim filing system for Medicare Part B benefits whereby policyholders do not have to file most claim forms because they are paid directly by Torchmark from Medicare records.

  Cancer policies are offered on an individual basis through exclusive and independent agents as well as direct response. These guaranteed renewable policies are designed to fill gaps in existing medical coverage and benefits are triggered by a diagnosis of cancer or health related events or medical expenses related to the treatment of cancer. Benefits may be in the form of a lump sum payment, stated amounts per diem, per medical procedure, or reimbursement for certain medical expenses.

  Other health related policies include accident, long term care and limited benefit hospital and surgical coverages. These generally guaranteed renewable policies are offered on an individual basis through exclusive and independent agents, and direct response. These policies are designed to supplement existing medical coverages. Benefits are triggered by certain health related events or incurred expenses. Benefit amounts are per diem, per health related event or defined expenses incurred up to stated maximum.

  The following table presents supplemental health annualized premium for the three years ended December 31, 1995 by marketing method:

                                   ANNUALIZED                 ANNUALIZED
                                 PREMIUM ISSUED            PREMIUM IN FORCE
                           -------------------------- --------------------------
                             1995     1994     1993     1995     1994     1993
                           -------- -------- -------- -------- -------- --------
Home service.............. $ 15,728 $ 23,423 $ 31,288 $117,846 $123,178 $128,000
Independent agents........   44,438   62,088   98,946  468,691  516,294  555,320
Exclusive agents..........   42,181   34,997   44,083  167,292  166,953  138,900
Direct response...........      171      674    1,711      929    1,162    1,162
                           -------- -------- -------- -------- -------- --------
                           $102,518 $121,182 $176,028 $754,758 $807,587 $823,382
                           ======== ======== ======== ======== ======== ========

  The following table presents supplemental health annualized premium information for the three years ended December 31, 1995 by product category:

                                   ANNUALIZED                 ANNUALIZED
                                 PREMIUM ISSUED            PREMIUM IN FORCE
                           -------------------------- --------------------------
                             1995     1994     1993     1995     1994     1993
                           -------- -------- -------- -------- -------- --------
Medicare Supplement......  $ 64,638 $ 87,547 $136,050 $529,616 $572,221 $600,536
Cancer...................    11,338    8,101   10,012  114,972  114,495  105,773
Other health related pol-
 icies...................    26,542   25,534   29,966  110,170  120,871  117,073
                           -------- -------- -------- -------- -------- --------
                           $102,518 $121,182 $176,028 $754,758 $807,587 $823,382
                           ======== ======== ======== ======== ======== ========

ANNUITIES

  Annuity products offered by Torchmark include single-premium deferred annuities, flexible-premium deferred annuities, and variable annuities. Single-premium and flexible-premium annuities are fixed annuities where a portion of the interest credited is guaranteed. Additional interest may be credited on certain contracts. Variable annuity policyholders may select from a variety of mutual funds managed by W&R which offer different degrees of risk and return. The ultimate benefit on a variable annuity results from the account performance. The following table presents Torchmark subsidiaries' annuity collections and deposit balances by product type:

                              (AMOUNTS IN THOUSANDS)        (AMOUNTS IN MILLIONS)
                                   COLLECTIONS                 DEPOSIT BALANCE
                         FOR THE YEAR ENDED DECEMBER 31,       AT DECEMBER 31,
                         -------------------------------- --------------------------
                            1995       1994       1993      1995     1994     1993
                         ---------- ---------- ---------- -------- -------- --------
Fixed annuities......... $  130,115 $   43,339 $   46,573 $  927.9 $  801.2 $  782.8
Variable annuities......    189,188    196,105    213,982  1,052.2    692.8    529.7
                         ---------- ---------- ---------- -------- -------- --------
                           $319,303   $239,444   $260,555 $1,980.1 $1,494.0 $1,312.5
                         ========== ========== ========== ======== ======== ========

INVESTMENTS

  The nature, quality, and percentage mix of insurance company investments are regulated by state laws that generally permit investments in qualified municipal, state, and federal government obligations, corporate bonds, preferred and common stock, real estate, and mortgages where the value of the underlying real estate exceeds the amount of the loan. Torchmark's investments consist predominantly of high-quality, investment-grade securities. Fixed maturities represented 90% of total investments at December 31, 1995. Approximately 29% of fixed maturity investments were securities guaranteed by the United States Government or its agencies or investments that were collateralized by U.S. government securities. More than 74% of these investments were in GNMA securities that are backed by the full faith and credit of the United States government. The remainder of these government investments were U.S. Treasuries or collateralized mortgage obligations ("CMO's") that are fully backed by GNMA's. (See Note 3--Investment Operations in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis.)

  The following table presents an analysis of Torchmark's fixed maturity investments at December 31, 1995. All of the securities are classified as available for sale and are, therefore, reported at fair market value.

                                                               AMOUNT
                                                           (IN THOUSANDS)   %
                                                           -------------- -----
       Securities of U.S. Government......................   $  116,686     2.2%
       GNMA and MBS backed by GNMA collateral.............    1,339,125    25.7
       Other U.S. Government guaranteed...................       48,645     0.9
       Other investment grade.............................    3,541,184    68.0
       Non-investment grade corporates....................      164,584     3.2
                                                             ----------   -----
                                                             $5,210,224   100.0%
                                                             ==========   =====

  The following table presents Torchmark's fixed maturity investments at December 31, 1995 on the basis of ratings as determined primarily by Moody's Investors Services. Standard and Poor's bond ratings are used when Moody's ratings are not available. Ratings of BAA and higher (or their equivalent) are considered investment grade by the rating services.

                                                               AMOUNT
                             RATING                        (IN THOUSANDS)   %
                             ------                        -------------- -----
       AAA................................................   $2,258,689    43.3%
       AA.................................................      665,309    12.7
       A..................................................    1,921,875    36.9
       BAA................................................      169,016     3.2
       BA.................................................      139,481     2.7
       B..................................................       13,191     0.3
       Less than B........................................        3,092     0.1
       Not rated..........................................       39,571     0.8
                                                             ----------   -----
                                                             $5,210,224   100.0%
                                                             ==========   =====

  The following table presents the fixed maturity investments of Torchmark's insurance subsidiaries at December 31, 1995 on the basis of ratings as determined by the National Association of Insurance Commissioners ("NAIC"). Categories one and two are considered investment grade by the NAIC.

                                      AMOUNT
                    RATING        (IN THOUSANDS)   %
             -------------------- -------------- -----
             1. Highest quality..   $4,772,568    92.0%
             2. High quality.....      252,152     4.8
             3. Medium quality...      141,131     2.7
             4. Low quality......       20,249     0.4
             5. Lower quality....        3,167     0.1
             6. In or near de-
              fault..............           37     -0-
                                    ----------   -----
                                    $5,189,304   100.0%
                                    ==========   =====

  Securities are assigned ratings when acquired. All ratings are reviewed and updated at least annually. Specific security ratings are updated as information becomes available during the year.

PRICING

  Premium rates for life and health insurance products are established using assumptions as to future mortality, morbidity, persistency, and expenses, all of which are generally based on Torchmark's experience, and on projected investment earnings. Revenues for individual life and health insurance products are primarily derived from premium income, and, to a lesser extent, through policy charges to the policyholder account values on certain individual life products. Profitability is affected to the extent actual experience deviates from that which has been assumed in premium pricing and to the extent investment income exceeds that which is required for policy reserves.

  Collections for annuity products and certain life products are not recognized as revenues but are added to policyholder account values. Revenues from these products are derived from charges to the account balances for insurance risk and administrative costs. Profits are earned to the extent these revenues exceed actual costs. Profits are also earned from investment income on the deposits invested in excess of the amounts credited to policy accounts.

UNDERWRITING

  The underwriting standards of Torchmark are established by management. Torchmark uses information from the application and, in some cases, inspection reports, doctors' statements and/or medical examinations to determine whether a policy should be issued in accordance with the application, with a different rating, with a rider, with reduced coverage or rejected.

  Torchmark requires medical information or examinations of applicants for life insurance in excess of certain prescribed amounts. These are graduated according to the age of the applicant and may vary with the kind of insurance. The maximum amount of insurance issued without medical information is $100,000 through age 40. Torchmark requests medical information of all applicants, regardless of age or amount, if information obtained from the application or other sources indicates that such information is warranted.

  In recent years, there has been considerable concern regarding the impact of the HIV virus associated with Acquired Immune Deficiency Syndrome ("AIDS"). Torchmark has implemented certain underwriting tests to detect the presence of the HIV virus and continue to assess the utility of other appropriate underwriting tests to detect AIDS in light of medical developments in this field. To date, AIDS claims have not had a material impact on claims experience.

REINSURANCE

  As is customary among insurance companies, Torchmark cedes insurance to other unaffiliated insurance companies on policies they issue in excess of retention limits. Reinsurance is an effective method for keeping insurance risk within acceptable limits. In the event insurance business is ceded, Torchmark remains contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations it assumes (See Note 16-- Commitments and Contingencies in the Notes to Consolidated Financial Statements and Schedule IV--Reinsurance [Consolidated]).

RESERVES

  The life insurance policy reserves reflected in Torchmark's financial statements as future policy benefits are calculated based on generally accepted accounting principles. These reserves, with the addition of premiums to be received and the interest thereon compounded annually at assumed rates, must be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and persistency assumptions used in the calculations of reserves are based on company experience. Similar reserves are held on most of the health policies written by Torchmark's insurance subsidiaries, since these policies generally are issued on a guaranteed-renewable basis. A list of the assumptions used in the calculation of Torchmark's reserves are reported in the financial statements (See Note 9--Future Policy Benefit Reserves in the Notes to Consolidated Financial Statements). Reserves for annuity products consist of the policyholders' account values and are increased by policyholder deposits and interest credits and are decreased by policy charges and benefit payments.

MARKETING

  Torchmark is licensed to sell insurance in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands, Guam, New Zealand and Canada. Distribution is through direct response, home service agents, independent agents, and exclusive agents.

  Direct Response. Torchmark offers life insurance products directly to consumers through the use of direct mail, co-op mailings, national cable and local spot television, national newspaper supplements and national magazines. Torchmark operates a full service letterpress which enables the direct response operation to maintain high quality standards while producing materials much more efficiently than they could be purchased from outside vendors.

  Home Service. Torchmark sells and services life and health insurance through home service agents primarily in the seven state area of Alabama, Florida, Georgia, Tennessee, MIssissippi, South Carolina, and North Carolina. Home service agents are employees of Liberty and are primarily compensated by commissions based on sales and by a salary based on the amount of premium collected on policies assigned to them for servicing. During the past several years the home service operation has emphasized bank draft and direct bill collection of premium rather than agent collection. This trend will be encouraged in the future because of its lower cost and improved persistency. Agent collected sales will be discontinued in 1996.

  Independent Agents. Torchmark offers a variety of life and health insurance policies through approximately 51 thousand independent agents, brokers, and licensed sales representatives. Torchmark is not committed or obligated in any way to accept a fixed portion of the business submitted by any independent agent. All policy applications, both new and renewal, are subject to approval and acceptance by Torchmark. Torchmark is not dependent on any single agent or any small group of independent agents, the loss of which would have a materially adverse effect on insurance sales.

  Exclusive Agents. Torchmark sells individual life and fixed-benefit accident and health insurance through approximately 1,400 exclusive agents who target moderate income wage earners through the cooperation of labor unions, credit unions, and other associations. These agents are authorized to use the "union label" because this sales force is represented by organized labor.

  Torchmark sells life insurance as well as fixed and variable annuity products through the W&R sales force in conjunction with W&R's financial planning services. (See Asset Management--Mutual Funds for additional marketing information about the W&R sales force.)

  Torchmark offers life and health insurance through approximately 1,500 exclusive agents, of which approximately 1,000 exclusive agents work out of 67 branch offices throughout the United States. These policies are targeted to various special markets.

  Torchmark also markets insurance products through a variety of other methods such as brokers and other special markets.

RATINGS

  The following list indicates the ratings currently held by Torchmark's five largest insurance companies as rated by A.M. Best Company:

                                                    A.M. BEST    STANDARD
                                                     COMPANY     & POOR'S
                                                 --------------- ---------
      Liberty National Life Insurance Company    A+  (Superior)  Not rated
      Globe Life And Accident Insurance Company  A+  (Superior)  AA+
      United Investors Life Insurance Company    A+  (Superior)  AA+
      United American Insurance Company          A+  (Superior)  AA+
      American Income Life Insurance Company     A   (Excellent) Not rated

  A.M. Best states that it assigns A+ (Superior) ratings to those companies which, in its opinion, have demonstrated superior overall performance when compared to the norms of the life/health insurance industry. A+ (Superior) companies have a very strong ability to meet their obligations to policyholders over a long period of time. A.M. Best states that it assigns A (Excellent) ratings to those companies which, in its opinion, have demonstrated excellent overall performance when compared to the norms of the life/health insurance industry. A (Excellent) companies have an excellent ability to meet their obligations to policyholders over a long period of time. Standard & Poor's Corporation assigns a superior or AA rating to those companies who offer excellent financial security on an absolute and relative basis and whose capacity to meet policyholder obligations is overwhelming under a variety of economic and underwriting conditions.

                               ASSET MANAGEMENT

  Torchmark conducts its asset management and financial services businesses through United Investors Management Company ("United Management") and its subsidiaries. This segment's activity is mutual fund distribution and management.

MUTUAL FUNDS

  Torchmark's mutual fund operations are carried out by a subsidiary of United Management, W&R, which markets and manages the seventeen mutual funds in the United Group of Mutual Funds, the six mutual funds in the Waddell & Reed Fund, Inc. ("W&R Funds"), and the ten mutual funds in the TMK/United Fund, Inc. ("TMK/United Funds"). Until 1995, two mutual funds in the Torchmark Fund ("Torchmark Funds") were also marketed. In 1995, the Torchmark Funds were discontinued and liquidated. These funds were valued as follows at December 31, 1995 and 1994:

                                                       (AMOUNTS IN
                                                        MILLIONS)
                                                      1995    1994
                                                     ------- -------
       United Funds                                  $13,569 $10,947
       W&R Funds                                         419     219
       TMK/United Funds                                1,099     725
       Torchmark Funds                                   --        3
                                                     ------- -------
         Total mutual fund assets under management    15,087  11,894
       Institutional and private accounts              3,201   2,608
                                                     ------- -------
         Total assets under management               $18,288 $14,502
                                                     ======= =======

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

  Asset management activities are conducted by an experienced and qualified staff. As of December 31, 1995, the average industry experience of the fund managers for W&R was 21 years, and average company experience was 13 years.

  The following table indicates W&R revenues by component for the three years ending December 31, 1995:

                                                       (AMOUNTS IN THOUSANDS)
                                                       1995     1994     1993
                                                     -------- -------- --------
       Investment product commissions*.............. $ 56,927 $ 59,450 $ 65,950
       Insurance product commissions*...............   13,531   12,773   12,117
       Asset management fees........................   85,999   70,651   64,181
       Service fees.................................   23,528   22,297   21,273
                                                     -------- -------- --------
                                                     $179,985 $165,171 $163,521
                                                     ======== ======== ========

*Commissions paid to W&R by affiliates for variable annuities and insurance products are eliminated in consolidation.

  W&R markets its mutual funds and other financial products, including life insurance and Medicare Supplement insurance, through a sales force of approximately 2,450 registered representatives in 50 states and the District of Columbia. These representatives concentrate on product sales of W&R and other Torchmark affiliates. W&R maintained 165 sales offices at December 31, 1995.

  W&R conducts money management seminars on a national scale to reach numerous potential clients every year. Individual financial plans are developed for clients through one-on-one consultations with the W&R sales representatives. Emphasis is placed on a long-term relationship with a client rather than a one-time sale.

                                  COMPETITION

  The insurance industry is highly competitive. Torchmark competes with other insurance carriers through policyholder service, price, product design, and sales effort. In addition to competition with other insurance companies, Torchmark also faces increasing competition from other financial services organizations. While there are a number of larger insurance companies competing with Torchmark that have greater resources and have considerable marketing forces, there is no individual company dominating any of Torchmark's life or health markets.

  Torchmark's health insurance products compete with, in addition to the products of other health insurance carriers, health maintenance organizations, preferred provider organizations, and other health care related institutions which provide medical benefits based on contractual agreements.

  Generally, Torchmark companies operate at lower administrative expense levels than its peer companies, allowing Torchmark to have competitive rates while maintaining margins, or, in the case of Medicare Supplement business, to remain in the business while some companies have ceased new writings. Torchmark's years of experience in direct response business are a valuable asset in designing direct response products. Similarly, Torchmark's home service concentration of business has been considered a competitive advantage in hiring and retaining agents. On the other hand, Torchmark's insurance subsidiaries do not have the same degree of national name recognition as some other companies with which they compete.

  W&R competes with hundreds of other registered institutional investment advisers and mutual fund management and distribution companies which distribute their fund shares through a variety of methods including affiliated and unaffiliated sales forces, broker-dealers, and direct sales to the public. Although no one company or group of companies dominates the mutual fund industry, some are larger than W&R and have greater resources. Competition is based on the methods of distribution of fund shares, tailoring investment products to meet certain segments of the market, the changing needs of investors, the ability to achieve superior investment management performance, the type and quality of shareholder services, and the success of sales promotion efforts.

                                  REGULATION

  INSURANCE. Insurance companies are subject to regulation and supervision in the states in which they do business. The laws of the various states establish agencies with broad administrative and supervisory powers which include, among other things, granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, approving certain premium rates, setting minimum reserve and loss ratio requirements, determining the form and content of required financial statements, and prescribing the type and amount of investments permitted. Insurance companies can also be required under the solvency or guaranty laws of most states in which they do business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. They are also required to file detailed annual reports with supervisory agencies, and records of their business are subject to examination at any time. Under the rules of the NAIC, insurance companies are examined periodically by one or more of the supervisory agencies. The most recent examinations of Torchmark's insurance subsidiaries were: Famlico, as of September 30, 1990; American Income as of December 31, 1990; Globe, as of December 31, 1991; Liberty, as of December 31, 1991; United American, as of December 31, 1993; and UILIC, as of December 31, 1993.

  NAIC Ratios. The NAIC developed the Insurance Regulatory Information System ("IRIS"), which is intended to assist state insurance regulators in monitoring the financial condition of insurance companies. IRIS identifies twelve insurance industry ratios from the statutory financial statements of insurance companies, which statements are based on regulatory accounting principles and are not based on generally accepted accounting principles ("GAAP"). IRIS specifies a standard or "usual value" range for each ratio, and a company's variation from this range may be either favorable or unfavorable. The following table presents the IRIS ratios as determined by the NAIC for Torchmark's five largest insurance subsidiaries, which varied unfavorably from the "usual value" range for the years 1994 and 1993.

                                                                     USUAL    REPORTED
 COMPANY                            RATIO NAME                       RANGE     VALUE
---------        ------------------------------------------------- ---------- --------
1994:
 Liberty         Investment in Affiliate to Capital and Surplus    0 to 100     202
 Liberty         Change in Capital and Surplus                     50 to -10    -29
 Globe           Change in Capital and Surplus                     50 to -10    -12
1993:
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


Explanation of Ratios:

  Investment in Affiliate to Capital and Surplus--This ratio is determined by measuring total investment in affiliates against the capital and surplus of the company. The NAIC considers a ratio of more than 100% to be high, and to possibly impact a company's liquidity, yield, and overall investment risk. The large ratio in Liberty in 1994 and 1993 is brought about by its ownership of other large Torchmark insurance companies and the ownership of 81% of the stock of United Management. Profitability and growth in these subsidiaries have caused this ratio to gradually rise. All intercompany investment is eliminated in consolidation, and the internal organizational structure has no bearing on consolidated results.

  Adequacy of Investment Income--This ratio indicates that an insurer's investment income is adequate to meet interest requirements of policy reserves and is measured as a percentage of investment income to required interest. A ratio higher than 900% is considered to be too high and a ratio lower than 125% is considered to be too low by the NAIC. Globe's 959% ratio in 1993 was brought about by the NAIC's inclusion of dividends of various Torchmark subsidiaries in Globe's investment income. These dividends are generally passed through Globe to the parent company and should not be considered in meeting interest requirements. Intercorporate dividends are eliminated in consolidation and have no effect on consolidated results. Had these dividends been excluded, Globe's ratio would have been 220% in 1993, which was within the usual range.

  Change in Asset Mix--This ratio measures the average change in the percentage of total cash and invested assets. The NAIC considers a ratio greater than 5.0% to be unusual. The 5.8% ratio of Globe was caused by Globe dividending one of its subsidiaries, United American, to Torchmark. This dividend did not affect consolidated net equity of Torchmark at December 31, 1993.

  Change in Capital and Surplus--These ratios, calculated on both a gross and net basis, are a measure of improvement or deterioration in the company's financial position during the year. The NAIC considers ratios less than minus 10% and greater than 50% to be unusual. Liberty's ratio of minus 29 in 1994 was due to the payment of a large dividend by United Management, an 81% owned subsidiary, directly to Torchmark. Because Liberty waived its interest in this dividend, it reduced Liberty's capital and surplus. This transaction did not affect the consolidated equity of Torchmark at December 31, 1994. United American's ratio of minus 13% in 1993 was due primarily to the payment of a $112 million dividend to its parent, which was used by Torchmark to pay part of the purchase price of United Management. The payment of this dividend did not affect the consolidated equity of Torchmark at December 31, 1993. Globe's ratio of minus 65% in 1993 was caused by Globe dividending United American to Torchmark. The internal organizational structure has no bearing on consolidated results.

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

  Guaranty Assessments. State solvency or guaranty laws provide for assessments from insurance companies into a fund which is used, in the event of failure or insolvency of an insurance company, to fulfill the obligations of that company to its policyholders. The amount which a company is assessed for these state funds is determined according to the extent of these unsatisfied obligations in each state. These assessments are recoverable to a great extent as offsets against state premium taxes.

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

  MUTUAL FUNDS. Torchmark's mutual fund management and distribution activities, as well as its investment advisory services, are subject to state and federal regulation and oversight by the National Association of Securities Dealers, Inc. Each of the funds in the United Group of Mutual Funds, the W&R Funds, the TMK/United Funds and the Torchmark Funds is or was a registered investment company under the Investment Company Act of 1940. W&R and Waddell & Reed Asset Management Company ("WRAM") are registered pursuant to the Investment Advisers Act of 1940. Additionally, W&R is regulated as a broker-dealer under the Securities Exchange Act of 1934.

                                   PERSONNEL

  At the end of 1995, Torchmark had 2,880 employees and 2,856 licensed employees under sales contracts. Additionally, approximately 61,000 independent agents and brokers, who were not employees of Torchmark, were associated with Torchmark's marketing efforts.

                              ITEM 2. REAL ESTATE

  Torchmark, through its subsidiaries, owns or leases buildings that are used in the normal course of business. Liberty owns a 487,000 square foot building at 2001 Third Avenue South, Birmingham, Alabama which currently serves as Liberty's, UILIC's, and Torchmark's home office. Liberty leases approximately 160,000 square feet of this building to unrelated tenants and has another 5,000 square feet available for lease. Liberty also operates from 64 company-owned district office buildings used for agency sales personnel.

  Globe owns a 300,000 square foot office building at 204 North Robinson, Oklahoma City, Oklahoma, of which it occupies 56,138 square feet as its home office and the balance is available for lease. Globe also owns a 330,000 square foot office building complex at 14000 Quail Springs Parkway Plaza Boulevard, Oklahoma City, Oklahoma, and an 80,000 square foot office building at 120 Robert S. Kerr Avenue, Oklahoma City, which are available for lease to other tenants.

  United American owns and occupies a 125,000 square foot home office building at 2909 North Buckner Boulevard, Dallas, Texas. United American has purchased a 20 acre site in the Stonebridge Ranch development in McKinney, Texas (a north Dallas suburb) and is currently constructing a new 140,000 square foot facility on that site into which its home office will be relocated in 1996. The current home office building on Buckner will be sold.

  American Income owns and is the sole occupant of an office building located at 1200 Wooded Acres Drive, Waco, Texas. The building is a two story structure containing approximately 72,000 square feet of usable floor space. In addition, American Income leases office space in various cities throughout the United States.

  W&R owns and occupies a 116,000 square foot office building utilized as its corporate headquarters located in United Investors Park, a commercial development at 6300 Lamar Avenue, Shawnee Mission, Kansas. In addition, W&R owns three other office buildings in this development, each containing approximately 48,000 square feet, which are leased or are available for lease.

  Liberty, Globe and W&R also lease district office space for their agency sales personnel. All of the other Torchmark companies lease their office space in various cities in the U.S.

  A Torchmark subsidiary, Torchmark Development Corporation ("TDC"), has completed two buildings consisting of 185,000 square feet and 90,000 square feet of office space within a 100 acre commercial development known as Liberty Park along Interstate 459 in Birmingham, Alabama. Approximately 250,000 square feet of this total office area is currently leased. A 25,000 square foot office building is currently under construction in this development and is scheduled for completion in the Spring of 1996. TDC also owns and manages a 70,000 square foot office and retail complex adjacent to Liberty Park of which approximately 60% is leased by an affiliated party. As a part of a joint venture with unaffiliated entities, TDC is also developing 2,800 contiguous acres as a planned community development.

                           DATA PROCESSING EQUIPMENT

  Torchmark and its primary subsidiaries have significant automated information processing capabilities, supported by centralized computer systems. Torchmark also uses personal computers to support the user-specific information processing needs of its professional and administrative staffs.

  All centralized computer software support, information processing schedules and computer-readable data management requirements are supported by company-specific policies and procedures which ensure that required information processing results are produced and distributed in a timely manner. These policies and procedures provide for the copying, off-site physical storage and retention of significant company computer programs and business data files for backup purposes.

                           ITEM 3. LEGAL PROCEEDINGS

  Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a defendant. As a practical matter, a jury's discretion regarding the amount of a punitive damage award is not limited by any clear, objective criteria under Alabama law. Accordingly, the likelihood or extent of a punitive damage award in any given case is virtually impossible to predict. Furthermore, the Alabama Supreme Court has recently ruled that one half of all punitive damage awards, after the deduction of attorneys fees, should go to the State of Alabama. This same ruling also provides for a bifurcated trial, with the first stage devoted to this issue of liability and the second stage relating to damages. The hearing on damages will enable the jury to hear evidence of the financial worth of the defendant. This potentially damaging evidence has not been previously admissible in Alabama courts. The Alabama Supreme Court has been asked to reconsider this ruling and this petition is still pending. As of December 31, 1995, Liberty was a party to approximately 185 active lawsuits (including 31 employment related cases and excluding interpleaders and stayed cases), more than 160 of which were Alabama proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

  Torchmark has previously reported the entry of an Order and Final Judgment by the Circuit Court of Barbour County, Alabama in Robertson v. Liberty National Life Insurance Company (Case No. CV-92-021) approving a cancer policy class action settlement involving legal and equitable relief valued at a total of $55 million. The cost of this settlement increases over time as Liberty is prohibited from increasing the premium rates on this block of business for one year from final binding affirmance by the Alabama Supreme Court. This aspect of the settlement is expected to cost Torchmark an additional $2.5 million before tax in each quarter going forward until one year after final binding affirmance by the Alabama Supreme Court. In July 1994, certain intervenors in the Robertson litigation filed a notice of appeal of the Order and Final Judgment approving class certification and the settlement with the Supreme Court of Alabama. Oral argument on the appeal was held July 17, 1995 and on December 22, 1995, the Supreme Court unanimously affirmed the Robertson class action settlement. On February 16, 1996, the Alabama Supreme Court issued a notice overruling the petition for a rehearing in Robertson filed by certain intervenors.

  On March 17, 1994, litigation was filed against Liberty, certain officers and present and former directors of Torchmark and KPMG Peat Marwick LLP, independent public accountants of Torchmark and its subsidiaries, in the Circuit Court of Marion County, Alabama (Miles v. Liberty National Life Insurance Company, Civil Action No. CV-94-67). The lawsuit asserted that it was brought on behalf of a class comprised of the shareholders of Torchmark. The complaint alleged a failure to timely and adequately report allegedly material contingent liabilities arising out of insurance policy litigation involving Liberty. Compensatory and punitive damages in an unspecified amount were sought.

  In April 1994, the complaint in Miles was amended to add an additional shareholder plaintiff and to name Torchmark as a defendant. The Miles case was dismissed upon the joint motion of all parties in September 1995. A second similar action (Oakley v. Torchmark Corporation, Case No. CV-94-47), filed on August 16, 1994 in the Circuit Court for Bibb County, Alabama, was dismissed by the plaintiff without prejudice. A third such action was filed on December 30, 1994, in the United States District Court for the Southern District of Alabama. This action, which seeks punitive damages, was subsequently transferred to the United States District Court for the Northern District of Alabama (Dismukes v. Torchmark Corporation, Case No. CV-94-1006-P-M). A class certification hearing in Dismukes was held on January 29, 1996, and the parties are awaiting the District Court's ruling on that motion and on defendant's motion for partial summary judgment.

  As previously reported, Torchmark, its insurance subsidiaries Globe and United American, and certain Torchmark officers were named as defendants in litigation filed April 22, 1994, as a purported class action in the District Court of Oklahoma County, Oklahoma (Moore v. Torchmark Corporation, Case No. CJ-94-2784-65). The suit claims damages on behalf of individual health policyholders who are alleged to have been induced to terminate such policies and to purchase Medicare Supplement and/or other insurance coverages. The complaint seeks actual and punitive damages for each class member in excess of $10,000. Subsequent to the filing of this case, one of the plaintiffs was dismissed and the named plaintiff died. The complaint was amended to include new plaintiffs purporting to represent the class and restyled Tabor v. Torchmark Corporation. No class has been certified. A motion to dismiss filed by the defendants was denied and limited discovery as permitted by the Oklahoma Supreme Court is proceeding. The defendants intend to vigorously defend the action.

  Prior filings have reported that in July 1994, a purported class action alleging fraudulent and deceitful practices in premium billing and lapses of coverage on a payroll deduction insurance plan was filed in the Superior Court for Gordon County, Georgia against Liberty (Bryant v. Liberty National Life Insurance Company, Civil Action No. 28979). The complaint alleges actual damages in excess of $10 million and punitive damages of not less than $50 million as well as premium reimbursements. No class has been certified and no material proceedings have occurred in this case. Liberty removed this case to federal court, but the case has subsequently been remanded to the state court. Liberty intends to vigorously defend this action.

  Litigation was filed on April 26, 1995, in the Circuit Court of Houston County, Alabama against Liberty involving the sale of health insurance coverage and Omnibus Budget Reconciliation Act of 1990 (Stewart v. Liberty National Life Insurance Company, Case No. CV-95-345L; Tolar v. Liberty National Life Insurance Company, Case No. CV-95-346J; Ingram v. Liberty National Life Insurance Company, Case No. CV-95-348L; Burkett v. Liberty National Life Insurance Company, Case No. CV-95-347H). Liberty intends to vigorously defend these cases.

  On August 3, 1995, a $5.404 million verdict was rendered against Liberty in Allen v. Liberty National Life Insurance Company (Case No. CV-94-3634), by a jury in the Circuit Court of Jefferson County, Alabama. For a two month period beginning in September 1993, in reliance on federal law concerning the amount health care providers could collect from Medicare eligible individuals, Liberty limited the payment of benefits to such individuals to the amounts collectible under federal law. In November 1993, Liberty discontinued this practice and recalculated and repaid all claims as it had prior to September 1993. Mr. Allen nevertheless later brought suit against Liberty alleging the reduction in claims payments pursuant to his cancer policy was improper. He had been repaid in full with interest prior to filing suit, as had all other affected claimants. After reconsideration, the trial judge remitted the verdict to $2.7 million. An appeal was filed with the Alabama Supreme Court in January 1996.

  A purported class action was filed on August 8, 1995, against Liberty in the Circuit Court of Jefferson County, Alabama on behalf of Liberty cancer policyholders eligible for Medicare who submitted claims during the approximately two month period in 1993 described in the foregoing paragraph (Adkins v. Liberty National Life Insurance Company, Case No. CV-95-05634). The claims made in Adkins are identical to the individual claims in the Allen case above. More than 400 (and perhaps as many as 1,000) individuals appear to fit the proposed class definition in Adkins. Punitive damages and damages for mental anguish appear to be sought on behalf of the class. A class certification hearing is set in May 1996. The Company intends to oppose class certification and to vigorously defend the case.

  On August 25, 1995, a purported class action was filed against Torchmark, Globe, United American and certain officers of these companies in the United States District Court for the Western District of Missouri on behalf of all former agents of Globe (Smith v. Torchmark Corporation, Case No.: 95-3304-CV-S-4). This action alleges that the defendants breached independent agent contracts with the plaintiffs by treating them as captive agents and engaged in a pattern of racketeering activity wrongfully denying income and renewal commissions to the agents, restricting insurance sales, mandating the purchase of worthless leads, terminating agents without cause and inducing the execution of independent contracts based on misrepresentations of fact. Monetary damages in an unspecified amount are sought. A plaintiff class was certified by the District Court on February 26, 1996, although the certification does not go to the merit of the allegations in the complaint. The companies intend to vigorously defend this action.

  Much attention has been generated nationally with regard to so-called "vanishing premium" cases, where allegations that an interest sensitive life policy was sold with a projection that the policy would become paid-up or self-sustaining after a period of years. Plaintiffs in these cases typically assert that the projection amounted to a promise or misrepresentation. Liberty currently is a party to several individual lawsuits in the state courts of Alabama and was a party to one purported class action filed November 16, 1995 in the Circuit Court of Chambers County, Alabama (Mitcham v. Liberty National Life Insurance Company, Case No. CV-95-290), involving such claims. The Mitcham case was settled on a non-class basis on December 27, 1995. Another interest sensitive case (Carlton v. Liberty National Life Insurance Company, Case No. CV-96-22) filed on February 1, 1996, in the Circuit Court for Chambers County, Alabama, was amended on February 9, 1996, to allege a purported class action. Compensatory and punitive damages are sought. Liberty believes that appropriate projections were made in connection with the sale of the policies involved and intends to vigorously defend these cases.

  In 1978, the United States District Court for the Northern District of Alabama entered a final judgment in Battle v. Liberty National Life Insurance Company, et al. (CV-70-H-752-S), class action litigation involving Liberty, a class composed of all owners of funeral homes in Alabama and a class composed of all insureds (Alabama residents only) under burial or vault policies issued, assumed or reinsured by Liberty. The final judgment fixed the rights and obligations of Liberty and the funeral directors authorized to handle Liberty burial and vault policies as well as reforming the benefits available to the policyholders under the policies. It remains in effect to date. A motion filed in February 1990 to challenge the final judgment under Federal Rule of Civil Procedure 60(b) was rejected by both the District Court in 1991 and the Eleventh Circuit Court of Appeals in 1992 and a Writ of Certiorari was denied by the U.S. Supreme Court in 1993.

  In November 1993, an attorney (purporting to represent the funeral director class) filed a petition in the District Court seeking "alternative relief" under the final judgment. This petition was voluntarily withdrawn on November 8, 1995, by petitioners. On February 23, 1996, Liberty filed a petition with the District Court requesting that it order certain contract funeral directors to comply with their obligations under the Final Judgment in Battle and their funeral service contracts.

  Purported class action litigation was filed on January 2, 1996 against Torchmark, Torch Energy Advisors Incorporated ("Torch Energy"), and certain Torch Energy subsidiaries and affiliated limited partnerships in the Circuit Court of Pickens County, Alabama (Pearson v. Torchmark Corporation, Case No. CV-95-140). Plaintiff alleges improper payment of royalties and overriding royalties on coalbed methane gas produced and sold from wells in Robinson's Bend Coal Degasification Field, seeks certification of a class and claims unspecified compensatory and punitive damages on behalf of such class. A motion to dismiss and in the alternative to change venue, has been filed by Torchmark, and is awaiting a hearing. Torchmark intends to vigorously defend this action.

  Based upon information presently available, and in light of legal and other defenses available to Torchmark and its subsidiaries, contingent liabilities arising from threatened and pending litigation are not presently considered by management to be material. It should be noted, however, that the frequency of large punitive damage awards bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly in Alabama, continues to increase universally, creating the potential for unpredictable material adverse judgments in any given punitive damage suit.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 1995.

                                    PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                                    MATTERS

  The principal market in which Torchmark's common stock is traded is the New York Stock Exchange. There were 7,727 shareholders of record on December 31, 1995, excluding shareholder accounts held in nominee form. Information concerning restrictions on the ability of Torchmark's subsidiaries to transfer funds to Torchmark in the form of cash dividends is set forth in Note 15-- Shareholders' Equity in the Notes to the Consolidated Financial Statements. The market price and cash dividends paid by calendar quarter for the past two years are as follows:

                                        1995
                                    MARKET PRICE
                                    ------------
                                                                                          DIVIDENDS
         QUARTER               HIGH                           LOW                         PER SHARE
         -------              -------                       -------                       ---------
            1                 $42.625                       $34.875                         $ .28
            2                  41.875                        37.625                           .28
            3                  42.250                        37.375                           .28
            4                  45.250                        40.875                           .29

Year-end closing
price..................$45.250

                                        1994
                                    MARKET PRICE
                                    ------------
                                                                                          DIVIDENDS
         QUARTER               HIGH                           LOW                         PER SHARE
         -------              -------                       -------                       ---------
            1                 $49.500                       $39.500                         $ .28
            2                  42.750                        36.750                           .28
            3                  44.125                        38.000                           .28
            4                  44.500                        32.375                           .28

Year-end closing
price..................$34.875

                        ITEM 6. SELECTED FINANCIAL DATA

  The following information should be read in conjunction with Torchmark's Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:

          (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND PERCENTAGE DATA)

                             1995        1994          1993        1992        1991
YEAR ENDED DECEMBER 31,   ----------  ----------    ----------  ----------  ----------
Life premium............  $  772,257  $  601,633    $  555,859  $  544,467  $  524,052
Health premium..........     750,588     768,714       799,835     797,855     769,821
Other premium...........      23,438      18,527       137,216     111,640      71,940
Total premium...........   1,546,283   1,388,874     1,492,910   1,453,962   1,365,813
Net investment income...     381,865     347,637       368,494     370,617     355,158
Financial services reve-
 nue....................     152,482     139,276       137,422     133,462     114,326
Realized investment
 gains (losses).........     (14,323)     (2,551)        8,009        (948)      4,195
Total revenue...........   2,067,482   1,875,337     2,066,846   1,959,668   1,843,641
Net income from continu-
 ing operations.........     271,945     263,814       242,298     247,647     235,777
Net income..............     143,235     268,946       297,979     265,477     246,489
Net income available to
 common
 shareholders...........     143,235     268,142       294,690     262,024     240,373
Annualized premium is-
 sued:
  Life..................     217,988     149,833       128,433     131,726     133,741
  Health................     102,518     121,182       176,028     224,905     216,962
  Total.................     320,506     271,015       304,461     356,631     350,703
Mutual fund collections.   1,182,594   1,180,477     1,237,747   1,141,928     813,737
Per common share:
 Net income from contin-
  uing operations.......        3.80        3.65          3.25        3.33        2.99
 Net income.............        2.00        3.72          4.01        3.58        3.13
 Net income excluding
  realized
  investment gains
  (losses), the related
  acquisition cost ad-
  justment, and discon-
  tinued operations.....        3.93        3.74          3.50        3.34        2.96
 Cash dividends paid....        1.13        1.12          1.08        1.07        1.00
Return on average common
 equity excluding
 effect of SFAS 115 and
 discontinued opera-
 tions..................        18.5%       19.7%         21.3%       24.6%       24.4%
Average shares outstand-
 ing....................      71,594      72,096        73,502      73,237      76,728
-------------------------------------------------------------------------------

                             1995        1994          1993        1992        1991
AS OF DECEMBER 31,        ----------  ----------    ----------  ----------  ----------
Cash and invested assets
 (2)....................  $5,874,037  $5,036,211    $5,200,588  $4,675,577  $4,348,111
Total assets............   9,364,104   8,165,244     7,441,185   6,544,617   5,898,148
Short-term debt.........     189,372     250,116       107,108     195,102       5,825
Long-term debt..........     791,988     791,518       791,090     496,622     496,332
Shareholders' equity....   1,588,952   1,242,603     1,417,255   1,115,660   1,079,251
 Per common share (3)...       22.17       17.37         18.80       14.54       13.11
 Per common share ex-
  cluding effect of SFAS
  115...................       20.33       19.31         17.29       14.54       13.11
Annualized premium in
 force:
 Life...................     869,366     796,955(1)    612,656     588,084     562,550
 Health.................     754,758     807,587(1)    823,382     832,488     798,142
 Total..................   1,624,124   1,604,542     1,436,038   1,420,572   1,360,692
Assets under management
 at W&R.................  18,288,000  14,502,000    14,470,000  12,144,000  10,692,000

-------------------------------------------------------------------------------
(1) Annualized life premium in force includes $144 million, and annualized health premium in force includes $37 million, representing the business acquired in the acquisition of American Income Life Insurance Company in 1994.
(2) Includes accrued investment income.
(3) Computed after deduction of preferred shareholders' equity.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

  The following should be read in conjunction with the Selected Financial Data and Torchmark's Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

                             RESULTS OF OPERATIONS

  In the fourth quarter of 1995, Torchmark decided to dispose of its coalbed methane gas development in the Black Warrior Basin of Alabama due to disappointments in production. During 1995, Torchmark experienced increased difficulties in obtaining significant gas production from the lower coal seams from this development, resulting in revisions to engineering estimates of reserves. Accordingly, the Black Warrior investment was written down to its estimated realizable value. The writedown amounted to an after-tax charge of $130 million, or $1.82 per share for 1995. Please refer to "Black Warrior Writedown" on page 24 of this report for more information.

  In addition to the Black Warrior disposal, Torchmark also determined earlier in 1995 to sell Torch Energy, its energy management subsidiary. Torchmark is currently negotiating the disposal of Torch Energy through a management-led buyout. It is anticipating that the transaction will result in total consideration of approximately $108 million, consisting of cash and other securities. A small gain is expected on the sale. As a result of the proposed sale of Torch Energy and the decision to dispose of Black Warrior, Torchmark has elected to exit the energy industry, accounting for such as a disposal of a segment. Therefore, Torchmark has modified the presentation in its financial statements for 1995 and all prior periods to set forth separately the net assets and results attributable to the discontinued energy segment as discontinued operations.

  Net income from continuing operations for 1995 was $272 million, increasing 3% over $264 million in 1994. On a per share basis, income from continuing operations was $3.80 in 1995, gaining 4% from $3.65. Net income was $143 million, or $2.00 per share in 1995, compared with $269 million or $3.72 per share in 1994. Excluding realized investment gains and losses and the associated adjustment to deferred acquisition costs, net income from continuing operations was $3.93 per share, rising 5% over the prior period amount of $3.74. In 1994, net income per share from continuing operations, excluding realized investment gains and the associated adjustment to deferred acquisition costs, rose 9% over $3.43 per share in 1993. The adjustment to deferred acquisition costs was made because of an accounting rule requiring that deferred acquisition costs on interest-sensitive insurance products be amortized in accordance with expected gross profits. Since realized investment gains or losses on assets backing such products change profit expectations, the adjustment is required. Realized investment losses for 1995 included a $15 million after-tax, or $.21 per share, writedown of an investment in Southwestern Life Corporation, which filed for Chapter 11 bankruptcy protection in the third quarter of 1995.

  In a comparison of 1995 results with those of 1994, attention should be given to the acquisition of American Income on November 3, 1994 for total consideration of $552 million. American Income's results were consolidated with Torchmark's after the acquisition date, being included for a full year in 1995 for the first time. American Income added approximately $17 million to Torchmark's net income, after taking into account goodwill amortization and financing costs. In comparison with 1993, a number of nonrecurring items should be considered. (1) In November, 1993, Torchmark sold 73% of its interest in Vesta Insurance Group, Inc. ("Vesta"), which was a wholly-owned property and casualty subsidiary prior to the sale. Such interest was sold for proceeds of $161 million and a $57 million pretax gain from the sale was recognized as other income. Vesta's operations were consolidated with Torchmark's in 1993 prior to the sale. (2) Results for 1993 included an $82 million pretax charge for nonoperating expenses, compared with $25 million for 1994. These charges related to legal costs, guaranty assessments, and other contingencies, some of which are discussed in more depth in "Item 3--Legal Proceedings" on page 12 of this report. The $25 million charge in 1994 was offset, however, by a reclassification of nonoperating expense to health benefits, since actual payments will be made in the form of health benefits.
(3) Two new accounting standards which dealt with postretirement benefits and income taxes were implemented in 1993, increasing earnings $18.4 million. (4) Corporate tax legislation was enacted in 1993 which increased tax rates from 34% to 35%, resulting in an additional charge to 1993 earnings of $9.4 million to adjust the deferred tax liability relating to prior years.

  Revenues increased 10% in 1995 to $2.07 billion from $1.88 billion in 1994, an increase of $192 million. The American Income acquisition accounted for the increase when adjusting for lost investment income from the purchase, adding $225 million to total revenues in 1995, compared with $31 million in 1994. In comparison with 1993, 1994 revenues decreased 9%. After exclusion of Vesta revenues and the one-time gain from the Vesta sale in 1993, the decrease in 1994 revenues would have been 2%. Premium income rose 11% in 1995 over the prior year to $1.55 billion, after having increased 1.4% in 1994 over the prior period, adjusting to exclude Vesta premium in 1993. The $157 million gain in premium in 1995 was caused by the inclusion of American Income premium for a full year, which increased $168 million over 1994. The components of Torchmark's revenues and operations are described in more detail in the discussion of segments and investment operations found on pages 18 through 26 of this report.

  Other operating expenses rose $27 million in 1995 over the prior year or 23%. The inclusion of American Income's expenses for a full year accounted for $7 million of the increase. After adjusting for American Income and Vesta, 1994 expenses declined 10% from 1993. Increases in goodwill amortization, interest expense, and the MIPS dividend were caused by the American Income acquisition in 1994 and the United Management acquisition in 1993. The American Income purchase added $10 million and the United Management purchase added $3 million in annual goodwill amortization. Please refer to the following sections of this report for a more complete discussion of these purchases and the related financing costs: "Acquisition of American Income" on page 27, "Capital Resources" on page 27, and "Merger with United Management" on page 28.

  The following is a discussion of Torchmark's operations by segment.

                                   INSURANCE

  Life insurance: Torchmark markets life insurance under a variety of different distribution channels. The following table presents life insurance premium income during each of the three years ended December 31, 1995 by distribution method:

                                LIFE INSURANCE
                        Premium by Distribution Method
                         (Dollar amounts in thousands)

                              1995            1994            1993
                         --------------  --------------  --------------
                                  % OF            % OF            % OF
                          AMOUNT  TOTAL   AMOUNT  TOTAL   AMOUNT  TOTAL
                         -------- -----  -------- -----  -------- -----
United American General
 Agency................. $ 28,305   3.7% $ 25,971   4.3% $ 25,625   4.6%
United American Captive
 Agency.................   10,706   1.4     7,966   1.3     7,285   1.3
Direct Response.........  149,141  19.3   127,661  21.2   111,303  20.0
Home Service............  275,089  35.6   268,460  44.6   261,741  47.1
American Income Captive
 Agency.................  153,914  19.9    21,055   3.5         0   0.0
Preneed Captive Agency..   17,188   2.2    23,983   4.0    33,396   6.0
Waddell & Reed Captive
 Agency.................   69,498   9.0    64,940  10.8    60,666  10.9
Other...................   68,416   8.9    61,597  10.3    55,843  10.1
                         -------- -----  -------- -----  -------- -----
                         $772,257 100.0% $601,633 100.0% $555,859 100.0%
                         ======== =====  ======== =====  ======== =====

  Life insurance premium, including policy charges, grew 28% to $772 million for the year 1995. Life premium in 1994 was $602 million, increasing 8% over 1993. The American Income acquisition in late 1994 had a considerable impact on life insurance operations subsequent to the acquisition date. American Income life premium was $154 million in 1995, compared with $21 million in 1994, accounting for $133 million of the $171 million increase in life premium for 1995. Sales of life premium were strong in both 1994 and 1995. In terms of annualized premium in force issued, 1995 sales were $218 million and 1994 sales were $150 million, increasing 45% in 1995 and 17% in 1994. American Income, however, accounted for $51 million of 1995 sales, or 64% of the 1995 increase.

  Annualized life premium in force climbed 9% in 1995 to $869 million at December 31. Annualized life premium in force was $797 million at December 31, 1994, rising 30% over 1993 year end. The 1994 increase was 7% after adjusting for the inclusion for American Income's annualized life premium in force of $141 million at the acquisition date. Annualized premium in force data includes amounts collected on certain interest-sensitive life products which are not recorded as premium income but exclude single premium income and policy charges.

  Torchmark's life annualized premium in force exceeded its health annualized premium in force at year-end 1995 for the first time since 1982 year end, underscoring Torchmark's emphasis on life insurance sales. Torchmark has emphasized increases in sales of life insurance product lines relative to health and other insurance products because profit margins for life insurance are superior. Additionally, assets backing the higher reserves required for life products allow Torchmark to increase investment income. Profit margins for life insurance operations, as measured by insurance operating income as a percentage of premium, has approximated 29% in each of the three years presented.

                                LIFE INSURANCE
                              Summary of Results
                         (Dollar amounts in thousands)

                                1995              1994              1993
                          ----------------- ----------------- -----------------
                                     % OF              % OF              % OF
                           AMOUNT   PREMIUM  AMOUNT   PREMIUM  AMOUNT   PREMIUM
                          --------  ------- --------  ------- --------  -------
Premium and policy
 charges................. $772,257   100.0% $601,633   100.0% $555,859   100.0%
Policy obligations.......  507,444    65.7   412,799    68.6   377,017    67.8
Required reserve inter-
 est..................... (194,733)  (25.2) (163,637)  (27.2) (151,203)  (27.2)
                          --------   -----  --------   -----  --------   -----
 Net policy obligations..  312,711    40.5   249,162    41.4   225,814    40.6
Amortization of acquisi-
 tion costs..............  126,695    16.4    90,573    15.1    86,098    15.5
Commissions and premium
 taxes...................   50,994     6.6    39,845     6.6    36,697     6.6
Other expense............   60,767     7.9    46,814     7.8    43,790     7.9
                          --------   -----  --------   -----  --------   -----
 Total expense...........  551,167    71.4   426,394    70.9   392,399    70.6
                          --------   -----  --------   -----  --------   -----
Insurance operating in-
 come.................... $221,090    28.6% $175,239    29.1% $163,460    29.4%
                          ========   =====  ========   =====  ========   =====

  As a percentage of premium, insurance operating income has remained constant in both 1995 and 1994 over the prior period. Excluding American Income, insurance margins have remained stable with a slight increase in policy obligations offset by lower amortization of acquisition costs. A major factor in maintaining stable margins is improved persistency.

  Improvements in persistency are beneficial to operating income margins because they lower the rate of amortization of acquisition costs and certain other expenses. In addition, improved persistency increases profits because the premium life is extended. Persistency improvements have resulted, at least in part, from revisions in agents' compensation formulas to encourage lower lapses. Improvements have also been attributable to the conversion of a large portion of agent-collected home service business to bank draft and direct billing premium, which have higher persistency. In fact, Torchmark will no longer sell agent-collected business starting in 1996. Agent-collected premium as a percentage of total home service premium was approximately 15% at year-end 1995, compared with 48% five years earlier.

  American Income's life business has an insurance operating income margin of approximately 26%, similar to other Torchmark life insurance products. However, as a percentage of premium, the American Income business is characterized by lower policy obligations and higher amortization of acquisition costs. The higher acquisition cost ratio is a result of the higher amortization of the value of insurance purchased relative to deferred acquisition costs.

  The above presentation of life insurance results excludes a $22.8 million benefit in 1994 from the review of reserving assumptions on a block of burial reserves. An evaluation of assumptions regarding mortality, interest, and inflation pressures on burial costs indicated that sufficient experience existed to support a change in the level of reserves held on this block. Torchmark will continue to monitor its reserving assumptions for this block on an annual basis to ensure that reserves are adequate to meet contractual liabilities. Had this item been included, the 1994 ratio of policy obligations to premium would have been reduced and overall margin would have been increased 3.8%.

  Health insurance: Health products sold by Torchmark include Medicare Supplement insurance, cancer insurance, long-term care, and other under-age 65 medical and hospitalization products. As a percentage of annualized health premium in force at December 31, 1995, Medicare Supplement accounted for 70%, cancer accounted for 15%, and other products accounted for 15%. These products are marketed by general, captive, and home service agents, direct response, and through associations. The table below presents health insurance premium income during each of the three years ended December 31, 1995 by distribution method:

                               HEALTH INSURANCE
                        Premium by Distribution Method
                         (Dollar amounts in thousands)

                                     1995            1994            1993
                                --------------  --------------  --------------
                                         % OF            % OF            % OF
                                 AMOUNT  TOTAL   AMOUNT  TOTAL   AMOUNT  TOTAL
                                -------- -----  -------- -----  -------- -----
United American General Agen-
 cy............................ $466,751  62.2% $509,972  66.4% $537,232  67.2%
United American Captive Agen-
 cy............................  123,264  16.4   128,538  16.7   133,223  16.7
Direct Response................      956   0.1     1,106   0.1     1,118   0.1
Home Service...................  118,327  15.8   123,011  16.0   128,262  16.0
American Income Captive Agen-
 cy............................   41,290   5.5     6,087   0.8         0   0.0
                                -------- -----  -------- -----  -------- -----
                                $750,588 100.0% $768,714 100.0% $799,835 100.0%
                                ======== =====  ======== =====  ======== =====

  Health premium was $751 million in 1995, falling 2% from $769 million in 1994. Health premium declined 4% in 1994. Annualized premium in force stood at $755 million at December 31, 1995, declining 7% from 1994 year-end premium in force of $808 million. Annualized health premium in force declined 2% in 1994. Sales of health insurance products in terms of annualized premium issued declined 15% to $103 million in 1995, after having declined 31% in 1994. These declines in sales resulted in the diminished base of annualized health premium in force.

  The declines in sales of health annualized premium in both years were primarily due to decreases in Medicare Supplement product sales. Sales of Medicare Supplement insurance were $65 million in 1995, compared with $88 million in 1994. They declined 26% in 1995 and 36% in 1994. These sales declines caused annualized premium in force for Medicare Supplement to decrease from $601 million at year-end 1993 to $572 million at 1994 year end to $530 million at December 31, 1995. In the past few years, Torchmark has encountered considerable competition in the Medicare Supplement market with regard to price and "attained-age" pricing, whereby premium may be increased on a basis of increased age as well as increased medical costs. The increased price competition has had a negative impact on sales. Also, in recent years, there has been increased competition from health maintenance organizations in the Medicare Supplement market. Uncertainty has also been a factor negatively affecting sales. Particularly in 1993 and 1994, there was considerable uncertainty regarding various health care reforms proposed by both the Clinton Administration and Congress which had bearing on the Medicare Supplement market. Additionally, in recent years, this market has experienced a great deal of increased regulation including government mandated policy forms, a required minimum loss ratio of 65% on policies sold, and a required leveling of agents' commissions. The mandated loss ratio and leveling of commissions have put significant pressure on margins for Torchmark as well as the rest of the industry, thus discouraging sales.

  Torchmark is implementing a number of measures to increase its sales of Medicare Supplement business. Torchmark's price increases on these products have not been as great as certain major competitors, which should give Torchmark the opportunity to compete more effectively on the basis of price. Torchmark has also obtained approval in a number of states to sell the "attained-age" product, thereby allowing Torchmark to compete on this basis. Also, Torchmark is continually developing new Medicare Supplement products and markets. One such new product is a group Medicare Supplement product targeted at employees, unions, and associations.

  While non-Medicare Supplement product sales also declined in 1994, this trend reversed in 1995. Non-Medicare Supplement health annualized premium issued rose 13% to $38 million in 1995 from $34 million in 1994. Cancer insurance annualized premium in force was $115 million at December 31, 1995, gaining slightly over the prior year end. Cancer sales in terms of annualized premium issued rose 40% to $11 million in 1995, compared with $8 million in 1994. Cancer sales were $10 million in 1993. Other health product annualized premium issued increased 4% to $27 million for 1995, after declining 15% in 1994.

                               HEALTH INSURANCE
                              Summary of Results
                         (Dollar amounts in thousands)

                                1995              1994              1993
                          ----------------- ----------------- -----------------
                                     % OF              % OF              % OF
                           AMOUNT   PREMIUM  AMOUNT   PREMIUM  AMOUNT   PREMIUM
                          --------  ------- --------  ------- --------  -------
Premium.................. $750,588   100.0% $768,714   100.0% $799,835   100.0%
Other income.............    3,001     0.4     3,349     0.4     3,268     0.4
                          --------   -----  --------   -----  --------   -----
 Total revenue...........  753,589   100.4   772,063   100.4   803,103   100.4
Policy obligations.......  453,127    60.3   458,066    59.5   486,855    60.9
Required reserve inter-
 est.....................  (26,138)   (3.5)  (25,710)   (3.3)  (24,573)   (3.1)
                          --------   -----  --------   -----  --------   -----
 Net policy obligations..  426,989    56.8   432,356    56.2   462,282    57.8
Amortization of acquisi-
 tion costs..............   68,448     9.1    74,701     9.7    83,385    10.4
Commissions and premium
 taxes...................   94,286    12.6   102,224    13.3   107,317    13.4
Other expense............   47,207     6.3    42,673     5.6    44,194     5.6
                          --------   -----  --------   -----  --------   -----
 Total expense...........  636,930    84.8   651,954    84.8   697,178    87.2
                          --------   -----  --------   -----  --------   -----
Insurance operating in-
 come.................... $116,659    15.6% $120,109    15.6% $105,925    13.2%
                          ========   =====  ========   =====  ========   =====

  As a percentage of premium, insurance operating income for Torchmark's health insurance grew from 13.2% in 1993 to 15.6% in 1994, where it stabilized at 15.6% in 1995. A primary reason for the increases in margins is the decline in the amortization of acquisition costs due to improved persistency. Improvement in the persistency of Torchmark's health business has continued throughout each of the years considered, resulting in lower ratios of acquisition costs to premium. These improvements have been brought about, at least in part, by the requirement in many states to level agents' commissions on Medicare Supplement products instead of paying a larger first-year commission. This leveling of commissions has encouraged persistency through the payment of a higher renewal commission. It has also encouraged persistency through the payment of a lower first-year commission, which discourages replacement. Excluded from the above presentation of health results in 1994 were increases in cancer policy benefits arising from the reclassification described on page 17 of this report.

  Annuities: Torchmark's annuity products serve a wide range of markets, such as providing retirement income, funding prearranged funerals, and offering long-term tax-deferred growth opportunities. Annuities are sold on both a fixed and variable basis. Fixed annuity deposits are held and invested by Torchmark and are obligations of the company. Amounts deposited for variable annuities are invested at the policyholder's direction into his choice among nine W&R managed mutual funds which vary in degree of investment risk and return. A fixed investment account is also available as a variable annuity investment option. These investments for variable annuity deposits are reported as "Separate Account Assets" and the corresponding deposit balances for variable annuities are reported as "Separate Account Liabilities."

  Annuity premium is accounted for as a deposit and is not reflected in income. Revenues on both fixed and variable annuities are derived from charges to the annuity account balances for insurance risk, administration, and surrender, depending on the structure of the contract. Variable accounts are also charged an investment fee and a sales charge. Torchmark benefits to the extent these policy charges exceed actual costs and to the extent actual investment income exceeds the investment income which is credited to policyholders on fixed annuities.

  The following table presents the annuity account balance at each year end and the annuity collections for each year for both fixed and variable annuities:


                            ANNUITY DEPOSIT BALANCES     ANNUITY COLLECTIONS
                           -------------------------- --------------------------
                               (DOLLAR AMOUNTS IN         (DOLLAR AMOUNTS IN
                                   MILLIONS)                  THOUSANDS)
                             1995     1994     1993     1995     1994     1993
                           -------- -------- -------- -------- -------- --------
Fixed..................... $  927.9 $  801.2 $  782.8 $130,115 $ 43,339 $ 46,573
Variable..................  1,052.2    692.8    529.7  189,188  196,105  213,982
                           -------- -------- -------- -------- -------- --------
 Total.................... $1,980.1 $1,494.0 $1,312.5 $319,303 $239,444 $260,555
                           ======== ======== ======== ======== ======== ========


  Annuity premium collections rose 33% to $319 million in 1995 over the prior year. Fixed annuity collections of $130 million were up over three times the 1994 collections of $43 million. The increase in fixed annuity collections resulted largely from the entry of the United American agents into annuity markets during the fourth quarter of 1994. These agents work primarily through banks and market annuity products to bank customers. These sales generated $76 million of collections in 1995. Fixed annuity collections declined 7% in 1994 from the prior year. Variable annuity collections declined 4% to $189 million in the 1995 period, after having fallen 8% in 1994. Weaker financial markets in 1994 and early 1995 were thought to have caused the declines in sales of variable annuities. Sales of these products recovered in the second half of 1995. Variable annuity sales rose 45% to $112 million in the second half of 1995 over $77 million in the first half.

  The variable annuity balance on deposit was $1.05 billion at 1995 year end, growing 52% over the prior year end. Growth was largely attributable to the strength of financial markets in mid and late 1995, but was also due to the additional deposit collections. The fixed annuity balance gained 16% to $928 million at December 31, 1995, as a result of the increased sales.

                                   ANNUITIES
                              Summary of Results
                         (Dollar amounts in thousands)

                                   1995             1994             1993
                              ---------------- ---------------- ----------------
                                        % OF             % OF             % OF
                                        MEAN             MEAN             MEAN
                              AMOUNT   RESERVE AMOUNT   RESERVE AMOUNT   RESERVE
                              -------  ------- -------  ------- -------  -------
Policy charges..............  $19,049    1.1%  $13,888    1.0%   $9,454    0.7%
Allocated investment in-
 come.......................   10,206    0.6     8,576    0.6     8,387    0.6
                              -------   ----   -------   ----   -------   ----
 Total revenue..............   29,255    1.7    22,464    1.6    17,841    1.3
Policy obligations..........   48,012    2.8    42,275    3.0    43,032    3.3
Required reserve interest...  (48,541)  (2.8)  (42,765)  (3.0)  (43,090)  (3.3)
                              -------   ----   -------   ----   -------   ----
 Net policy obligations.....     (529)   0.0      (490)   0.0       (58)   0.0
Amortization of acquisition
 costs......................    9,125    0.5     5,772    0.4     4,596    0.3
Commissions and premium tax-
 es.........................      699    0.0       605    0.0       708    0.1
Other expense...............    2,573    0.2     2,345    0.2       663    0.0
                              -------   ----   -------   ----   -------   ----
 Total expense..............   11,868    0.7     8,232    0.6     5,909    0.4
                              -------   ----   -------   ----   -------   ----
Insurance operating income..  $17,387    1.0%  $14,232    1.0%  $11,932    0.9%
                              =======   ====   =======   ====   =======   ====

  Insurance operating margins for annuities as measured by the mean reserve have remained fairly stable throughout the three years examined. Annuity policy charges have increased in each period.

These charges were $19 million in 1995, gaining 37% over 1994 charges of $14 million, which in turn rose 47% over the prior year. Growth in these policy charges resulted from the increase in size of the annuity account balance over each of the prior years, the increase in the number of annuity contracts in force, and the cumulative effect of growth in sales over the past few years on which the sales charge is based. The allocated investment income, or the investment income earned in excess of policy requirements, also grew in each of the periods 1993 through 1995. These increases resulted from the growth in the fixed annuity deposit balances.

                               ASSET MANAGEMENT

  Financial Services. Torchmark's financial services operations consist of the exclusive marketing, through professional financial planners, of 23 mutual funds, including the United Group and the W&R Group of funds. These representatives also market a variety of insurance products of Torchmark subsidiaries. Financial services operations also involve the management of mutual fund portfolios, the management of institutional portfolios, and the servicing of customer accounts. Revenues are derived from commissions for the sale of investment and insurance products, fees for management of investment asset portfolios, and fees for servicing the accounts.

  Financial services revenues climbed 9% to $152 million for the year 1995 from the prior year amount of $139 million. These revenues grew 1% in 1994. Asset management fees of $86 million in 1995 were the largest component of financial services revenues, gaining 22% over 1994 fees of $71 million. Asset management fees grew 10% in 1994 over 1993. Increases in these fees have occurred due to the growth in average mutual fund assets and institutional assets under management, on which asset management fees are based. Average assets under management rose 14% in 1995 and 10% in 1994. Growth in average assets under management resulted from added investment product sales in both the 1995 and 1994 periods. Additionally, 1995 asset growth was boosted by the strength in the financial markets. Assets under management were $18.3 billion at December 31, 1995 and $14.5 billion at December 31, 1994, rising 26% in 1995. The 1994 increase in assets under management was less than 1%.

  Commission revenues are derived from the sale of both investment and insurance products, with investment product commissions representing 81% of total commission revenues and insurance product commissions the balance. The commissions from insurance products and variable annuities are primarily from Torchmark insurance subsidiaries, and are eliminated in consolidation. Investment product commissions declined 4% to $57 million in 1995, after declining 10% in 1994. Investment product sales for 1995 and 1994 were level at $1.18 billion, after having declined 5% in 1994 from $1.24 billion in 1993. In 1995, sales of United Funds, a front-load product, declined 5% to $838 million, while sales of the W&R Funds, a deferred-load product, rose 47% to $158 million. Service fees grew 6% in 1995, after rising 5% in 1994. The number of accounts serviced were 1.22 million at December 31, 1995, compared with 1.15 million at year-end 1994 and 1.09 at year-end 1993.

                              FINANCIAL SERVICES
                              Summary of Results
                         (Dollar amounts in thousands)

                                     1995            1994               1993
                               ---------------- --------------- ----------------
                                         % OF            % OF             % OF
                                AMOUNT  REVENUE AMOUNT  REVENUE  AMOUNT  REVENUE
                               -------- ------- ------- ------- -------- -------
Commission revenue...........  $ 70,458   38.5% $72,223   43.1% $ 78,067   46.8%
Asset management fees........    85,999   47.0   70,651   42.2    64,181   38.5
Service fees.................    23,528   12.9   22,297   13.3    21,273   12.7
                               --------  -----  -------  -----  --------  -----
 Financial services reve-
  nue*.......................   179,985   98.4  165,171   98.6   163,521   98.0
Investment and other income..     2,947    1.6    2,264    1.4     3,293    2.0
                               --------  -----  -------  -----  --------  -----
 Total revenue...............   182,932  100.0  167,435  100.0   166,814  100.0
Commissions and selling
 expenses....................    63,882   34.9   62,285   37.2    70,735   42.4
Other expenses...............    24,708   13.5   21,252   12.7    23,265   14.0
                               --------  -----  -------  -----  --------  -----
 Total expenses..............    88,590   48.4   83,537   49.9    94,000   56.4
                               --------  -----  -------  -----  --------  -----
Pretax income................  $ 94,342   51.6% $83,898   50.1% $ 72,814   43.6%
                               ========  =====  =======  =====  ========  =====

--------
* Financial services revenue includes $27.5 million in 1995, $25.9 million in 1994 and $26.2 million in 1993 representing revenues from other Torchmark segments which are eliminated in consolidation.

  Pretax operating margins improved in both 1995 and 1994 over the prior year, growing 12% in 1995 to $94 million after a 15% rise in 1994 to $84 million. As a percentage of financial services revenues, pretax income stood at 52% for 1995. The primary cause for the margin improvements has been the rapid growth in asset management fees in proportion to commission revenues. Asset management fees have a significantly greater profit margin than commissions. Commissions and selling expenses as a percentage of commission revenues declined from 91% in 1993 to 86% in 1994 but rose to 91% in 1995. The 1994 decline was caused by the implementation of a 12-b service fee which offsets certain direct expenses. While this fee increased in 1995, the decrease in expense was more than offset by additional expense from product promotion and efforts to expand the sales force. It is anticipated that these additional expenditures will result in increased product sales in future periods.

  Energy: As previously discussed on page 17 of this report, Torchmark intends to dispose of its energy operations and has classified such operations as discontinued operations in the financial statements. These energy operations involved the management of proven producing oil and gas properties for both Torchmark affiliates and unrelated parties by Torch Energy. Energy operations also included drilling of developmental wells, acquisition of properties and facilities, and marketing of oil and gas products by Torch Energy. They also involved the extraction and production of energy products through direct energy investments.

  Black Warrior Writedown: Torchmark has maintained an investment in a coalbed methane gas development since 1990 in the Black Warrior Basin of Alabama. The development was completed in 1993. During 1993 and 1994, production results were below expectations and losses were experienced in both years. Prior to 1995, Torchmark reviewed its investment quarterly and determined there were no impairments for reserves under successful efforts accounting. SFAS 121 was adopted by Torchmark at issuance of the Standard in March, 1995, and there were no impairments under the provisions of that Standard at the time of adoption. In the fourth quarter of 1995, production problems accelerated, and it became apparent that it was not cost-effective to incur the additional cost required to produce gas from the deeper coal seams. As a result, certain reserves of the Black Warrior investment were reclassified from proved to possible, causing an approximate 55 percent decline in the estimated proved gas reserves. Because of these factors, a decision was made by Torchmark in the fourth quarter of 1995 to sell the Black Warrior investment.

  As a result of these events, a review was made for impairment under the provisions of SFAS 121. In accordance with the requirements of SFAS 121 and in view of Torchmark's desire to dispose of Black Warrior, Torchmark wrote down its investment to its estimated net realizable value, resulting in an after-tax charge of $130 million, or $1.82 per share in 1995. Net realizable value was determined using a discounted cash flow model. Even though gas prices improved in 1995, the significant decline in proved reserves resulted in the impairment of Black Warrior's estimated net realizable value.

  Investments: Because Torchmark's Black Warrior coalbed methane investment and certain other energy investments are included in the disposed energy segment, these investments and the associated investment income are presented in the financial statements as discontinued operations. Therefore, all previously-reported amounts of invested assets and investment income have been reclassified accordingly.

  Net investment income increased 10% to $382 million in 1995, after having experienced a 6% decline from $368 million in 1993 to $348 million in 1994. In comparison of net investment income between these three periods, the acquisition of American Income and the disposition of Vesta must be taken into account. After adjusting for the effect of the American Income acquisition, 1995 net investment income rose 3% from $344 million in 1994 to $354 million. When excluding the effect of both transactions, 1994 investment income declined 4% from $357 million in 1993.

  In addition to the larger invested asset base caused by the American Income purchase, the increase in 1995 income over the prior year was also caused by certain other factors. First, nonrecurring investment income was received in the fourth quarter of 1995 on passive energy investments retained by Torchmark in the amount of $4.3 million from a legal settlement. Additionally, there was a slight improvement in yield on the portfolio.

  The effects of accelerated mortgage-backed prepayments need to be considered when making a comparison with 1993 net investment income. The decline in interest rates in 1993 encouraged refinancing of mortgages, causing increased GNMA prepayments in 1993 and early 1994. These funds were reinvested at lower prevailing rates, causing a reduction in Torchmark's investment income in 1993 and an even greater reduction in subsequent years. It is estimated that GNMA repayments reduced 1994 investment income $16.1 million from 1993. As rates rose in 1994, the refinancing trend reversed and Torchmark was able to reinvest repayment proceeds in higher yielding securities. Torchmark reduced its exposure to GNMA securities during 1994 and, to a greater extent, during 1995, so that at December 31, 1995, GNMA investments represented 19% of invested assets, compared with 55% of the portfolio three years earlier. For this reason, the decline in rates during 1995 and the related increase in refinancings had little impact on Torchmark's 1995 net investment income.

  In 1995, a persistent easing of inflationary expectations helped create a significant bond market rally which more than offset the weakness of 1994. Yields available on fixed investments declined throughout the year, falling approximately 200 basis points when measured by the ten and thirty-year Treasury bond. In this environment, Torchmark emphasized the acquisition of call-protected corporate bonds, while continuing to reduce mortgage-backed investments and municipal holdings. During 1995, investment acquisitions in the amount of $1.87 billion were made at an average yield of 7.28%, compared with acquisitions of $1.29 billion yielding 7.13% in 1994. Corporate obligations represented 84% of total 1995 new purchases. The increased acquisition activity in 1995 resulted from (1) the inclusion of American Income's investment operations for the full year of 1995; and, (2) the reinvestment of proceeds from two sale programs executed during 1995 designed to lessen exposure to mortgage-backed holdings.

  The decline in rates in 1995 caused an increase in the market value of fixed maturity assets. During the year, the market value of these assets increased $818 million or 19% to $5.2 billion, exceeding $5 billion for the first time in 1995. At December 31, 1995, market value exceeded book value on fixed investments by $226 million. This is in contrast to year-end 1994 when book value exceeded market by $242 million. At year-end 1993, there was an unrealized gain of $192 million. The unrealized loss in 1994 resulted from the rise in rates in that year.

  With the decrease in GNMA holdings, the percentage of government and government-guaranteed holdings within Torchmark's fixed-income portfolio continued to decline. This percentage was 29% at year-end 1995, 47% at year-end 1994, and 59% at year-end 1993. Torchmark's preference for quality is demonstrated, however, by the fact that at December 31, 1995, 43% of the fixed income holdings were rated "AAA" by rating agencies and 96% were considered to be investment grade.

  Repayment of investment assets is a function of both maturity and the changing interest rate environment. The reduction in cash flow which resulted from GNMA sales during the year was more than offset by the acquisition of shorter maturity corporate bonds and the increased probability of early calls as rates declined. Accordingly, at year-end 1995, an estimated 37% of the fixed maturity portfolio should repay within five years, compared with 30% at year-end 1994 and 46% at year-end 1993. The following table is a presentation of the percentages of Torchmark's fixed investment portfolio by estimated maturity.

                                           1995   1994
                                           -----  -----
            Short terms and under 1 year..   8.6%   8.4%
            2-5 years.....................  28.9   21.7
            6-10 years....................  38.3   44.0
            11-15 years...................  10.8   18.9
            16-20 years...................   2.5    3.9
            Over 20 years.................  10.9    3.1
                                           -----  -----
                                           100.0% 100.0%
                                           =====  =====

  Because Torchmark's investment program is based upon high quality fixed maturity bonds, Torchmark's percentage ownership of other types of investments varies significantly from other companies in the industry. The following table presents Torchmark's holdings by asset type as of December 31, 1995 as contrasted with the industry averages prepared by the American Council of Life Insurance.

                                                       TORCHMARK
                                                    ----------------  INDUSTRY %
                                                    $ AMOUNTS    %       (1)
                                                    ---------- -----  ----------
Investment grade bonds & short terms............... $5,109,870  88.4%    67.6%
Noninvestment grade bonds..........................    164,584   2.8      3.8
Equities...........................................     19,168   0.3      5.1
Mortgage loans.....................................     52,274   0.9     13.8
Real estate........................................    143,356   2.5      2.8
Policy loans.......................................    193,877   3.4      5.5
Other..............................................     95,744   1.7      1.4
                                                    ---------- -----    -----
                                                    $5,778,873 100.0%   100.0%
                                                    ========== =====    =====

--------
(1) Latest data available from the American Council of Life Insurance

  At year-end 1995, average life of the portfolio increased to 8.8 years, compared with 8.0 years at year-end 1994 and 6.0 years at year-end 1993.

                              FINANCIAL CONDITION

  Liquidity: Torchmark is highly liquid, as evidenced by its positive cash flows, its marketable investments, and its credit facilities. Its insurance and asset management operations generate strong positive cash flows, well in excess of its immediate needs. Cash flows provided from operations, including deposit-product operations, were $478 million in 1995, compared with $337 million in 1994, an increase of 42%. This increase was primarily caused by increased deposit-product sales in 1995 and a one-time $48 million tax settlement paid in 1994 related to prior periods. Operating cash flows were $470 million in 1993. In addition to operating cash flows, Torchmark received $351 million in 1995 of scheduled investment maturities and repayments, further enhancing total positive cash flow. Such repayments were $796 million in 1994 and $485 million in 1993. Cash flows in excess of immediate requirements are used to build an investment base to fund future requirements.

  Cash and short-term investments were $86 million at December 31, 1995, compared with $120 million at year-end 1994. These liquid assets represented approximately 1% of total assets at December 31, 1995, compared with 1.5% at the end of the previous year. In addition to Torchmark's liquid assets, Torchmark has a portfolio of marketable fixed and equity securities which are available for sale should the need arise. These securities had a value of $5.2 billion at December 31, 1995.

  Torchmark has in place a line of credit facility with a group of lenders which allowed unsecured borrowings up to $400 million at December 31, 1995. This line of credit is further designed as a backup credit line for a commercial paper program not to exceed $400 million, whereby Torchmark may borrow from either the credit line or issue commercial paper at any time but may not borrow in excess of a total of $400 million on the combined facilities. At December 31, 1995, $189 million in commercial paper was outstanding and there were no borrowings on the line of credit. A facility fee is charged on the entire $400 million balance. In accordance with the agreements, Torchmark is subject to certain covenants regarding capitalization and earnings. At December 31, 1995, Torchmark was in full compliance with these covenants.

  Liquidity of the parent company is affected by the ability of the subsidiaries to pay dividends. Dividends are paid by subsidiaries to the parent in order to meet its dividend payments on common and preferred stock, interest and principal repayment requirements on parent company debt, and operating expenses of the parent company. Dividends from insurance subsidiaries of Torchmark are limited to the greater of statutory net gain from operations on an annual noncumulative basis or 10% of surplus, in the absence of special approval, and distributions are not permitted in excess of statutory net worth. Subsidiaries are also subject to certain minimum capital requirements. Although these restrictions exist, dividend availability from subsidiaries has been and is expected to be more than adequate for parent company operations. At December 31, 1995, a maximum amount of $237 million was available to Torchmark from insurance subsidiaries without regulatory approval.

  Capital Resources: The carrying amount of Torchmark's long-term debt was $792 million at both year-ends 1995 and 1994. Major debt issues outstanding at December 31, 1995 were as follows:

                                                                     PRINCIPAL
                                                                       AMOUNT
                          INSTRUMENT                    DUE  RATE   ($ MILLIONS)
                          ----------                    ---- -----  ------------
       Sinking Fund Debentures......................... 2017 8 5/8%     $200
       Senior Notes.................................... 1998 9 5/8       200
       Senior Debentures............................... 2009 8 1/4       100
       Notes........................................... 2023 7 7/8       200
       Notes........................................... 2013 7 3/8       100
                                                                        ----
                                                                        $800
                                                                        ====

  In connection with the American Income purchase in November, 1994, Torchmark issued eight million shares or $200 million face amount Cumulative Monthly Income Preferred Securities, Series A ("MIPS") in October, 1994. The MIPS were issued at an annual dividend rate of 9.18%. They are subject to a mandatory redemption in full at September 30, 2024, although Torchmark may elect to extend the MIPS for up to an additional 20 years if certain conditions are met. They are redeemable at Torchmark's option at any time after September 30, 1999. While Torchmark is obligated to pay dividends at a fixed rate of 9.18%, Torchmark subsequently entered into a ten-year interest-rate swap agreement with an unaffiliated party whereby Torchmark agreed to pay a variable rate on the $200 million face amount in exchange for payment of the fixed dividend. Additionally, Torchmark acquired a five-year interest-rate cap on the swap agreement that insures the variable rate cannot exceed 10.39%. At December 31, 1995, the variable rate was 5.86%. During 1995, Torchmark's after-tax dividend cost for the MIPS was $10.3 million, compared with $11.9 million that would have been incurred without the swap and cap transactions.

  Short-term debt was $189 million at year-end 1995, compared with $250 million at the end of the previous year. Torchmark paid down a net of $61 million on its above-mentioned credit facility during 1995.

  Shareholders' equity rose to $1.59 billion at December 31, 1995, an increase of 28% from December 31, 1994 shareholders' equity of $1.24 billion. Book value per share was $22.17 at 1995 year end, compared with $17.37 and $18.80 at year-ends 1994 and 1993, respectively. After adjusting for the impact of interest-rate fluctuations on shareholders' equity required by accounting rules, book value per share was $20.33 at year-end 1995, an increase of 5% over $19.31 at year-end 1994. Comparative book value per share was $17.29 at year-end 1993. Return from continuing operations on common shareholders' equity was 18.5% in 1995, compared with 19.7% in 1994, declining in large part due to the growth in shareholders' equity. The return on equity ratio excludes the mark up or down of shareholders' equity for changes in interest rates required by accounting rules. Total debt as a percentage of total capitalization was 37% at December 31, 1995, with the MIPS counted as equity and excluding the effect of the above-mentioned accounting rule. This debt to capitalization ratio was 40% at year-end 1994 and 41% at year-end 1993. Torchmark's multiple of earnings before interest, taxes, and discontinued operations to interest requirements was 6.3 for 1995, compared with 6.2 in 1994 and 7.7 in 1993.

                                  OTHER ITEMS

  Acquisition of American Income: On November 3, 1994, Torchmark acquired American Income for a total cash purchase price of approximately $552 million. American Income sells life insurance to union and credit union members through exclusive agents. The addition of American Income's quality line of products and low-cost operation fits well with Torchmark's strategy of growing life insurance operations in niche markets. The results of operations of American Income were consolidated with those of Torchmark after the purchase date. Funds for the purchase were provided through a $200 million preferred stock offering which is discussed in more detail in the capital resources section above, a $175 million bridge loan from a group of banks, the sale of investments available for sale, and internal cash flow.

  Restructure: Torchmark is exploring a strategic restructuring for the purpose of enhancing shareholder value. Many alternatives will be examined. One alternative includes the possibility that Torchmark could be divided into separate publicly-traded operating companies. Because there are many complex tax, accounting, business, operational, and capital issues to be resolved, should such a restructuring be undertaken, it is unknown at this time what the ultimate form of this restructuring might take .

  Litigation: Torchmark and its subsidiaries continue to be named as parties to pending or threatened litigation, most of which involve punitive damage claims based upon allegations of agent misconduct at Liberty in Alabama. Such punitive damage claims are tried in Alabama state courts where any punitive damage litigation has the potential for significant adverse results. It is impossible to predict the extent of punitive damages that may be awarded if liability is found in any given case, since the amount of punitive damages in Alabama is left largely to the discretion of the jury in each case. It is thus difficult to predict with certainty the liability of Torchmark or its subsidiaries in any given case because of the unpredictable nature of this type of litigation.

  Also, the class action litigation in Alabama over an exchange of Liberty's cancer policies continued in 1995. In May, 1994, a settlement was approved involving both equitable and monetary relief, valued by the court at $55 million. An appeal from the trial court's final approval of the settlement was taken to the Alabama Supreme Court, and final briefs in the case were submitted to the Supreme Court in February, 1995. The Supreme Court affirmed the trial court's decision in December, 1995. In February, 1996, the Alabama Supreme Court issued a notice overruling a petition for a rehearing.

  Merger with United Management: On October 1, 1993, Torchmark acquired the approximately 16% of United Management that it did not already own through the payment of $31.25 per share in cash for the remaining outstanding shares. Accordingly, United Management was merged into Torchmark. Including share purchases made in 1993, the total amount of consideration paid to the remaining United Management shareholders was approximately $230 million.

  Divestiture of Vesta: During 1993, Torchmark entered into a transaction whereby it disposed of approximately 73% of its common stock in Vesta, its wholly-owned subsidiary, which was at that time the holding company for Torchmark's property and casualty operations. On November 11, 1993, Vesta sold nine million shares of common stock in a public offering of which 6.8 million shares were owned by Torchmark prior to the sale and 2.2 million were newly issued shares. Torchmark's 6.8 million shares were sold for $25 per share less expenses, amounting to proceeds of approximately $161 million and resulting in a $57 million pretax gain. After the transaction, Torchmark continued to own
3.4 million shares of Vesta outstanding common stock or approximately 27% of the company. Torchmark also loaned Vesta $28 million in December, 1993, which was repaid in full in 1995 with interest. In January, 1996, Vesta declared and paid a three for two share stock dividend. After this dividend, Torchmark owned 5.1 million shares of Vesta stock, still representing approximately 27% of the company.

                             NEW ACCOUNTING RULES

  Accounting for Stock-Based Compensation (FASB Statement No. 123) is effective for fiscal years beginning after December 15, 1995, with earlier adoption encouraged. This statement establishes and encourages a new accounting method for employee stock options based on a presumed fair market value of the option at the time of grant. Previously, accounting standards required these options to be valued at intrinsic value, or the difference between the market value of the stock and the option price. The cost of the options are to be charged to earnings generally over the option's vesting period. The new method of valuation of options is not required, but if the new method is not elected, disclosure of its impact on earnings on a pro forma basis is required. Additional disclosures are also required.

  Torchmark intends to continue to account for options using the accounting rules currently in effect. Therefore, while there will be no effect on future reported earnings and earnings per share, disclosure will be made giving the pro forma effect of valuing options at estimated fair value. No determination of fair value for Torchmark's options has been made, but such valuation should not have material impact on pro forma results. In 1995, Torchmark granted to employees stock options to purchase 739 thousand shares at a price of $43 3/8 per share.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
                                                                           ----
Independent Auditors' Report..............................................  30
Consolidated Financial Statements:
 Consolidated Balance Sheet at December 31, 1995 and 1994.................  31
 Consolidated Statement of Operations for each of the years in the three-
  year period
  ended December 31, 1995.................................................  32
 Consolidated Statement of Shareholders' Equity for each of the years in the three-year
  period ended December 31, 1995..........................................  33
 Consolidated Statement of Cash Flow for each of the years in the three-
  year period
  ended December 31, 1995.................................................  34
 Notes to Consolidated Financial Statements...............................  35

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Torchmark Corporation
Birmingham, Alabama

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Torchmark Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

  As discussed in Note 1, Torchmark adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (Statement) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in 1995. Also, as discussed in Notes 1, 11, and 12 to the consolidated financial statements, Torchmark adopted the provisions of the Financial Accounting Standards Board's Statement No. 109, Accounting for Income Taxes, and Statement No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions, in 1993. Also, Torchmark adopted the provisions of the Financial Accounting Standards Board's Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, in 1993.

                                             KPMG PEAT MARWICK LLP

Birmingham, Alabama
January 31, 1996 except for
Note 16 which is as
of February 26, 1996

                             TORCHMARK CORPORATION
                           CONSOLIDATED BALANCE SHEET
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                            DECEMBER 31,
                                                        ----------------------
                                                           1995        1994
                                                        ----------  ----------
Assets:
 Investments:
  Fixed maturities--available for sale, at fair value
   (cost: 1995--$4,984,223;
   1994--$4,634,594)................................... $5,210,224  $4,392,259
  Equity securities, at fair value (cost: 1995--$4,758;
   1994--$35,985)......................................     10,551      31,547
  Mortgage loans on real estate, at cost (estimated
   fair value: 1995--$50,686;
   1994--$17,956)......................................     52,274      17,997
  Investment real estate, at cost (less allowance for
   depreciation: 1995--$32,463; 1994--$28,620).........    143,356     132,554
  Policy loans.........................................    193,877     181,988
  Other long-term investments..........................     95,744      93,090
  Short-term investments...............................     72,847     108,362
                                                        ----------  ----------
   Total investments...................................  5,778,873   4,957,797
 Cash (includes restricted cash: 1995--$11,838; 1994--
  $13,091).............................................     13,158      11,298
 Investment in unconsolidated subsidiaries.............     76,101      63,672
 Accrued investment income.............................     82,006      67,116
 Other receivables.....................................    122,108     125,671
 Deferred acquisition costs............................  1,121,325   1,017,467
 Value of insurance purchased..........................    277,297     274,124
 Property and equipment................................     47,185      47,368
 Goodwill..............................................    555,517     570,455
 Other assets..........................................     30,304      27,324
 Discontinued operations assets........................    174,386     287,749
 Separate account assets...............................  1,085,844     715,203
                                                        ----------  ----------
   Total assets........................................ $9,364,104  $8,165,244
                                                        ==========  ==========
Liabilities:
 Future policy benefits................................ $4,566,850  $4,229,916
 Unearned and advance premiums.........................     83,473      90,871
 Policy claims and other benefits payable..............    209,773     201,754
 Other policyholders' funds............................     77,039      72,783
                                                        ----------  ----------
  Total policy liabilities.............................  4,937,135   4,595,324
 Accrued income taxes..................................    362,005     173,003
 Other liabilities.....................................    215,712     204,425
 Short-term debt.......................................    189,372     250,116
 Long-term debt (estimated fair value: 1995--$860,258;
  1994--$751,603)......................................    791,988     791,518
 Separate account liabilities..........................  1,085,844     715,203
                                                        ----------  ----------
  Total liabilities....................................  7,582,056   6,729,589
Commitments and contingencies
Monthly income preferred securities (estimated fair
 value: 1995--$217,040;
 1994--$200,000).......................................    193,096     193,052
Shareholders' equity:
 Preferred stock, par value $1 per share--Authorized
  5,000,000 shares; outstanding:
  -0- in 1995 and in 1994..............................        -0-         -0-
 Common stock, par value $1 per share--Authorized
  160,000,000 shares; outstanding: 73,784,228 issued in
  1995 and in 1994, less 2,117,091 and 2,250,193 shares
  held in treasury in 1995 and 1994, respectively......     73,784      73,784
 Additional paid-in capital............................    139,754     139,045
 Unrealized gains (losses), net of applicable taxes....    140,338    (140,756)
 Retained earnings.....................................  1,325,534   1,267,545
 Treasury stock........................................    (90,458)    (97,015)
                                                        ----------  ----------
  Total shareholders' equity...........................  1,588,952   1,242,603
                                                        ----------  ----------
  Total liabilities and shareholders' equity........... $9,364,104  $8,165,244
                                                        ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                               1995        1994        1993
                                            ----------  ----------  ----------
Revenue:
 Life premium.............................  $  772,257  $  601,633  $  555,859
 Health premium...........................     750,588     768,714     799,835
 Other premium............................      23,438      18,527     137,216
                                            ----------  ----------  ----------
   Total premium..........................   1,546,283   1,388,874   1,492,910
 Net investment income....................     381,865     347,637     368,494
 Financial services revenue...............     152,482     139,276     137,422
 Realized investment gains (losses).......     (14,323)     (2,551)      8,009
 Gain from sale of Vesta shares...........         -0-         -0-      57,234
 Other income.............................       1,175       2,101       2,777
                                            ----------  ----------  ----------
   Total revenue..........................   2,067,482   1,875,337   2,066,846
Benefits and expenses:
 Life policyholder benefits...............     507,444     389,976     377,017
 Health policyholder benefits.............     453,127     488,066     486,855
 Other policyholder benefits..............      48,765      43,235     107,684
                                            ----------  ----------  ----------
   Total policyholder benefits............   1,009,336     921,277     971,556
 Amortization of deferred acquisition
  costs...................................     204,067     178,107     187,073
 Commissions and premium taxes............     144,333     141,158     172,801
 Financial services selling expense.......      40,080      39,962      47,055
 Other operating expense..................     145,520     118,353     137,039
 Nonoperating expenses....................         -0-         -0-      82,000
 Amortization of goodwill.................      14,977       6,584       2,917
 Interest expense.........................      80,994      75,922      64,447
                                            ----------  ----------  ----------
   Total benefits and expenses............   1,639,307   1,481,363   1,664,888
Income from continuing operations before
 income taxes and equity in earnings of
 unconsolidated subsidiaries..............     428,175     393,974     401,958
Income taxes..............................    (157,539)   (135,994)   (149,506)
Equity in earnings of unconsolidated sub-
 sidiaries................................      11,626       7,971         542
Minority interests in consolidated subsid-
 iaries...................................         -0-         -0-     (10,696)
Monthly income preferred securities divi-
 dend.....................................     (10,317)     (2,137)        -0-
                                            ----------  ----------  ----------
   Net income from continuing operations..     271,945     263,814     242,298
Income (loss) from discontinued operations
 of energy segment (less applicable income
 taxes of: 1995--$86,050, 1994--$11,677,
 1993--($3,580))..........................    (128,710)      5,132      37,278
Cumulative effect of changes in accounting
 principles...............................         -0-         -0-      18,403
                                            ----------  ----------  ----------
   Net income.............................     143,235     268,946     297,979
Dividends to preferred shareholders.......         -0-        (804)     (3,289)
                                            ----------  ----------  ----------
   Net income available to common share-
    holders...............................  $  143,235  $  268,142  $  294,690
                                            ==========  ==========  ==========
Net income per share:
 Continuing operations....................  $     3.80  $     3.65  $     3.25
 Discontinued operations of energy seg-
  ment....................................       (1.80)       0.07        0.51
 Cumulative effect of changes in account-
  ing principles..........................        0.00        0.00        0.25
                                            ----------  ----------  ----------
   Net income per share...................  $     2.00  $     3.72  $     4.01
                                            ==========  ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                            ADDITIONAL UNREALIZED                           TOTAL
                          PREFERRED COMMON   PAID-IN     GAINS     RETAINED   TREASURY  SHAREHOLDERS'
                            STOCK    STOCK   CAPITAL    (LOSSES)   EARNINGS    STOCK       EQUITY
                          --------- ------- ---------- ---------- ----------  --------  -------------
Year Ended December 31,
 1993
Balance at January 1,
 1993...................   $1,000   $73,512  $212,021   $  9,182  $  867,698  $(47,753)  $1,115,660
Net income..............                                             297,979                297,979
Common dividends de-
 clared ($1.09 a share).                                             (80,357)               (80,357)
Preferred dividends
 declared and accrued...                                              (3,289)                (3,289)
Issuance of common
 stock..................                272    15,290                              312       15,874
Grant of stock options..                        5,121                                         5,121
Acquisition of treasury
 stock--common..........                                                       (44,689)     (44,689)
Net change in unrealized
 gains (losses).........                                 110,956                            110,956
                           ------   -------  --------   --------  ----------  --------   ----------
 Balance at December 31,
  1993..................    1,000    73,784   232,432    120,138   1,082,031   (92,130)   1,417,255
Year Ended December 31,
 1994
Net income..............                                             268,946                268,946
Common dividends de-
 clared ($1.12 a share).                                             (80,602)               (80,602)
Preferred dividends
 declared and accrued...                                                (804)                  (804)
Acquisition of treasury
 stock--preferred.......                                                       (46,982)     (46,982)
Acquisition of treasury
 stock--common..........                                                       (59,072)     (59,072)
Retirement of treasury
 stock--preferred.......   (1,000)            (93,736)                          94,736          -0-
Exercise of stock op-
 tions..................                          349                 (2,026)    6,433        4,756
Net change in unrealized
 gains (losses).........                                (260,894)                          (260,894)
                           ------   -------  --------   --------  ----------  --------   ----------
 Balance at December 31,
  1994..................      -0-    73,784   139,045   (140,756)  1,267,545   (97,015)   1,242,603
Year Ended December 31,
 1995
Net income..............                                             143,235                143,235
Common dividends de-
 clared ($1.14 a share).                                             (81,643)               (81,643)
Exercise of stock
 options................                          709                 (3,603)    6,557        3,663
Net change in unrealized
 gains (losses).........                                 281,094                            281,094
                           ------   -------  --------   --------  ----------  --------   ----------
 Balance at December 31,
  1995..................   $  -0-   $73,784  $139,754   $140,338  $1,325,534  $(90,458)  $1,588,952
                           ======   =======  ========   ========  ==========  ========   ==========


          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOW
                             (AMOUNTS IN THOUSANDS)

                                               YEAR ENDED DECEMBER 31,
                                          ------------------------------------
                                             1995        1994         1993
                                          ----------  -----------  -----------
Net income..............................  $  143,235  $   268,946  $   297,979
Adjustments to reconcile net income to
 cash provided from operations:
  Increase in future policy benefits....     178,850       81,062      140,867
  Increase in other policy benefits.....       4,877       23,990        7,548
  Deferral of policy acquisition costs..    (362,837)    (225,409)    (214,318)
  Amortization of deferred policy acqui-
   sition costs.........................     204,067      178,107      187,073
  Change in accrued income taxes........      42,337      (39,942)     (13,034)
  Depreciation and depletion............       9,603       11,271       10,852
  Realized (gains) losses on sale of in-
   vestments,
   subsidiaries, and properties.........      14,323        2,551       (8,009)
  Change in accounts payable and other
   liabilities..........................      (6,623)     (45,093)      65,244
  Change in receivables.................     (31,670)      (2,237)     (14,742)
  Change in payables and receivables of
   unconsolidated affiliates............      (2,348)      (1,251)       4,502
  Other accruals and adjustments........      (2,951)       2,483      (45,554)
  Discontinued operations of energy seg-
   ment.................................     128,710       (5,132)     (37,278)
                                          ----------  -----------  -----------
Cash provided from operations...........     319,573      249,346      381,130
Cash used for investment activities:
 Investments sold or matured:
  Fixed maturities available for sale--
   sold.................................   1,177,874      582,611      245,689
  Fixed maturities available for sale--
   matured, called, and repaid..........     351,246      796,064      485,112
  Fixed maturities held to maturity--
   sold.................................         -0-          -0-       58,028
  Fixed maturities held to maturity--ma-
   tured, called, and repaid............         -0-          -0-      669,998
  Equity securities.....................      16,587       23,179        9,909
  Mortgage loans........................       1,856        1,128        2,654
  Real estate...........................       2,566        1,292        7,351
  Other long-term investments...........      21,666       16,552       17,179
                                          ----------  -----------  -----------
   Total investments sold or matured....   1,571,795    1,420,826    1,495,920
 Acquisition of investments:
  Fixed maturities--available for sale..  (1,870,445)  (1,264,056)     (99,453)
  Fixed maturities--held to maturity....         -0-          -0-   (1,761,776)
  Equity securities.....................        (394)     (23,739)        (830)
  Real estate...........................     (17,708)     (20,587)     (10,129)
  Net increase in policy loans..........     (11,889)      (8,305)      (5,093)
  Other long-term investments...........     (67,241)     (15,333)      (9,048)
                                          ----------  -----------  -----------
   Total investments acquired...........  (1,967,677)  (1,332,020)  (1,886,329)
 Net (increase) decrease in short-term
  investments...........................      35,514       76,457     (120,000)
 Purchase of American Income............         -0-     (551,501)         -0-
 Purchase of Minority Interest..........         -0-          -0-     (229,063)
 Proceeds from sale of stock in subsidi-
  aries.................................         -0-          -0-      187,220
 Loans made to unconsolidated affili-
  ates..................................         -0-      (20,186)    (109,954)
 Loans repaid by unconsolidated affili-
  ates..................................      28,000          -0-       91,537
 Dispositions of properties.............       1,198        1,332          978
 Additions to properties................      (6,510)      (5,632)      (4,029)
 Dividends from unconsolidated affili-
  ates..................................         684          513          620
                                          ----------  -----------  -----------
Cash used for investment activities.....    (336,996)    (410,211)    (573,100)
Cash provided from (used for) financing
 activities:
 Issuance of common stock...............       2,953        4,408        5,461
 Issuance of monthly income preferred
  securities............................         -0-      193,046          -0-
 Additions to debt......................         -0-      143,000      294,110
 Cash dividends paid to shareholders....     (80,887)     (82,336)     (82,932)
 Cash distributions to minority inter-
  ests..................................         -0-          -0-       (1,968)
 Repayments on debt.....................     (60,867)     (70,108)     (88,102)
 Loans repaid to unconsolidated affili-
  ates..................................         -0-          -0-      (10,000)
 Acquisition of treasury stock..........         -0-     (106,054)     (41,897)
 Net receipts from deposit product oper-
  ations................................     158,084       87,701       88,675
                                          ----------  -----------  -----------
Cash provided from financing activities.      19,283      169,657      163,347
                                          ----------  -----------  -----------
 Increase (decrease) in cash............       1,860        8,792      (28,623)
 Cash at beginning of year..............      11,298        2,506       31,129
                                          ----------  -----------  -----------
 Cash at end of year....................  $   13,158  $    11,298  $     2,506
                                          ==========  ===========  ===========

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

  Investments. Torchmark classifies all of its fixed maturity investments, which include bonds and redeemable preferred stocks, as available for sale. Investments classified as available for sale are carried at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in shareholders' equity. Investments in equity securities, which include common and nonredeemable preferred stocks, are reported at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in shareholders' equity. Policy loans are carried at unpaid principal balances. Mortgage loans are carried at amortized cost. Investments in real estate are reported at cost less allowances for depreciation, which are calculated on the straight line method. Short-term investments include investments in certificates of deposit and other interest-bearing time deposits with original maturities within three months. Other long-term investments consist of investments in mutual funds managed by a Torchmark subsidiary. They are carried at fair value. Other long-term investments also include passive energy limited-partnership investments which are valued at partnership equity. If an investment becomes permanently impaired, such impairment is treated as a realized loss and the investment is adjusted to net realizable value.

  Gains and losses realized on the disposition of investments are recognized as revenues and are determined on a specific identification basis.

  Realized investment gains and losses and investment income attributable to separate accounts are credited to the separate accounts and have no effect on Torchmark's net income. Investment income attributable to other policyholders is included in Torchmark's net investment income. Net investment income for the years ended December 31, 1995, 1994 and 1993 included $279.6 million, $240.7 million, and $229.5 million, respectively, which was allocable to policyholder reserves or accounts. Realized investment gains and losses are not allocable to policyholders.

  Determination of Fair Values of Financial Instruments: Fair value for cash, short-term investments, short-term debt, receivables and payables approximates carrying value. Fair values for investment securities are based on quoted market prices, where available. Otherwise, fair values are based on quoted market prices of comparable instruments. Mortgages are valued using discounted cash flows. Substantially all of Torchmark's long-term debt, including the monthly income preferred securities, is valued based on quoted market prices.

  Cash: Cash consists of balances on hand and on deposit in banks and financial institutions. Overdrafts arising from the overnight investment of funds offset cash balances on hand and on deposit.

  Recognition of Premium Revenue and Related Expenses: Premiums for insurance contracts which are not defined as universal life-type according to SFAS 97 are recognized as revenue over the premium-paying period of the policy. Profits for limited-payment life insurance contracts as defined by SFAS 97 are recognized over the contract period. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Variable annuity products are also assessed an investment management fee and a sales charge. Life premium

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) includes policy charges of $72.7 million, $74.2 million, and $76.2 million for the years ended December 31, 1995, 1994 and 1993, respectively. Other premium includes annuity policy charges for the years ended December 31, 1995, 1994, and 1993 of $19.0 million, $13.9 million, and $9.5 million, respectively. Profits are also earned to the extent that investment income exceeds policy requirements. The related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of deferred acquisition costs in a manner which recognizes profits as they are earned over the same period.

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

  Income Taxes: Income taxes are accounted for under the asset and liability method in accordance with SFAS 109. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement book values and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

  Impairments: Torchmark adopted the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, effective at the issuance of the standard in March, 1995. This standard requires that certain long-lived assets used in Torchmark's business as well as certain intangible assets be reviewed for impairment when circumstances indicate that these assets may not be recoverable, and further provides how such impairment shall be determined and

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

measured. It also requires that long-lived assets and intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Except for the writedown of the energy investment described in
Note 8, the adoption of this statement had no material impact on Torchmark's operations or financial position.

  Goodwill: The excess cost of businesses acquired over the fair value of their net assets is reported as goodwill and is amortized on a straight-line basis over a period not exceeding 40 years. Torchmark's unamortized goodwill is periodically reviewed to ensure that conditions are present to indicate the recorded amount of goodwill is recoverable from the estimated future profitability of the related business. If events or changes in circumstances indicate that future profits will not be sufficient to support the carrying amount of goodwill, goodwill is written down to the recoverable amount and is amortized over the original remaining period or a reduced period if appropriate.

  Treasury Stock: Torchmark accounts for purchases of treasury stock on the cost method.

  Reclassification: Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported shareholders' equity or net income during the periods involved.

  Litigation: Torchmark and its subsidiaries continue to be named as parties to legal proceedings. Because much of Torchmark's litigation is sought in Alabama, a jurisdiction known for excessive punitive damage verdicts bearing little or no relationship to actual damages, the ultimate outcome of any particular action cannot be predicted. It is reasonably possible that changes in the expected outcome of these matters could occur in the near term, but such changes should not be material to Torchmark's reported results or financial condition.

  Earnings Per Share: Earnings available to holders of common stock are computed after deducting dividends on the Adjustable Rate Cumulative Preferred Stock. Primary earnings per share are then calculated by dividing the earnings available to holders of common stock by the weighted average number of common shares outstanding during the period. The weighted average numbers of common shares outstanding for each period are as follows: 1995--71,593,774, 1994-- 72,095,657, 1993--73,501,654.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 2--STATUTORY ACCOUNTING

  Insurance subsidiaries of Torchmark are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders' equity on a statutory basis for the insurance subsidiaries were as follows:

                                       NET INCOME          SHAREHOLDERS' EQUITY
                                YEAR ENDED DECEMBER 31,       AT DECEMBER 31,
                               --------------------------  ---------------------
                                 1995     1994     1993       1995       1994
                               -------- -------- --------  ---------- ----------
   Life....................... $245,552 $228,754 $364,421* $  618,557   $552,906
   Property and casualty......      -0-      -0-    6,449         -0-        -0-

  *Includes equity in earnings of property and casualty subsidiaries

  The excess, if any, of shareholders' equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution to Torchmark without regulatory approval.

  A reconciliation of Torchmark's insurance subsidiaries' statutory net income to Torchmark's consolidated GAAP net income is as follows:

                                                  YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                  1995        1994       1993
                                               ----------  ----------  --------
      Statutory net income...................  $  245,552    $228,754  $364,421
      Deferral of acquisition costs..........     328,598     225,409   214,318
      Amortization of acquisition costs......    (204,067)   (178,107) (187,073)
      Differences in insurance policy liabil-
       ities.................................       1,407      30,271   (42,364)
      Deferred income taxes..................     (40,380)     (2,052)  (22,281)
      Inter-affiliate dividends..............        (684)        -0-  (194,442)
      Income of noninsurance affiliates......    (207,164)     11,372   136,748
      Other..................................      19,973     (18,229)   28,652
      Pre-acquisition adjustments............         -0-     (28,472)      -0-
                                               ----------  ----------  --------
      GAAP net income........................  $  143,235    $268,946  $297,979
                                               ==========  ==========  ========

  A reconciliation of Torchmark's insurance subsidiaries' statutory shareholders' equity to Torchmark's consolidated GAAP shareholders' equity is as follows:

                                                    YEAR ENDED
                                                   DECEMBER 31,
                                               ----------------------
                                                  1995        1994
                                               ----------  ----------
      Statutory shareholders' equity.........  $  618,557  $  552,906
      Differences in insurance policy liabil-
       ities.................................     371,599     321,084
      Deferred acquisition costs.............   1,121,325   1,017,467
      Value of insurance purchased...........     277,297     274,124
      Deferred income taxes..................    (407,267)   (223,385)
      Debt of parent company.................    (980,814) (1,040,972)
      Asset valuation reserves...............     161,573      96,814
      Nonadmitted assets.....................      85,240      43,610
      Net assets of noninsurance affiliates .     158,259     230,671
      Other..................................     183,183     (29,716)
                                               ----------  ----------
      GAAP shareholders' equity..............  $1,588,952  $1,242,603
                                               ==========  ==========

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 3--INVESTMENT OPERATIONS

                                                   YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1995       1994       1993
                                                 ---------  ---------  --------
   Investment income is summarized as follows:
     Fixed maturities..........................  $ 350,931  $ 329,626  $349,403
     Equity securities.........................        818      1,323     2,214
     Mortgage loans on real estate.............      4,343        631     1,163
     Investment real estate....................      8,277      7,778     6,804
     Policy loans..............................     12,137     10,003     9,070
     Other long-term investments...............     10,410      4,958     7,744
     Short-term investments....................      8,890      7,046     4,824
                                                 ---------  ---------  --------
                                                   395,806    361,365   381,222
     Less investment expense...................    (13,941)   (13,728)  (12,728)
                                                 ---------  ---------  --------
     Net investment income.....................  $ 381,865  $ 347,637  $368,494
                                                 =========  =========  ========
   An analysis of gains (losses) from invest-
    ments is as follows:
     Realized investment gains (losses):
      Fixed maturities.........................  $   1,285  $  (5,049) $ 12,387
      Equity securities........................    (15,033)     1,610       702
      Other....................................       (575)       888    (5,080)
                                                 ---------  ---------  --------
                                                 $ (14,323) $  (2,551) $  8,009
                                                 =========  =========  ========
     Net change in unrealized investment gains
      (losses) on
      equity securities before tax.............  $  10,125  $ (15,064) $ (1,855)
     Net change in unrealized investment gains
      on fixed maturities available for sale
      before tax...............................    468,336   (434,340)  192,007
     Net change in unrealized investment gains
      on other long-term investments or foreign
      exchange translation adjustments.........      5,514     (4,088)    4,834
     Adjustment to deferred acquisition costs..    (51,739)    52,334   (23,264)
     Applicable tax............................   (151,142)   140,264   (60,766)
                                                 ---------  ---------  --------
     Net change in unrealized gains (losses) on
      equity and fixed maturity securities
      available for sale.......................  $ 281,094  $(260,894) $110,956
                                                 =========  =========  ========

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 3--INVESTMENT OPERATIONS (CONTINUED)
  A summary of fixed maturities available for sale and equity securities by amortized cost and estimated market value at December 31, 1995 and 1994 is as follows:

                                      GROSS      GROSS                AMOUNT PER
                         AMORTIZED  UNREALIZED UNREALIZED    MARKET   THE BALANCE
                            COST      GAINS      LOSSES      VALUE       SHEET
                         ---------- ---------- ----------  ---------- -----------
1995:
-----
Fixed maturities avail-
 able for sale:
 Bonds:
  U.S. Government direct
   obligations and
   agencies............. $  152,210  $  4,645  $     (22)  $  156,833 $  156,833
  GNMAs.................  1,050,034    68,053     (1,221)   1,116,866  1,116,866
  Mortgage-backed
   securities, GNMA
   collateral...........    214,186     8,136        (62)     222,260    222,260
  Other mortgage-backed
   securities...........    230,981    11,527     (2,960)     239,548    239,548
  State, municipalities
   and political
   subdivisions.........    762,943    21,383     (3,677)     780,649    780,649
  Foreign governments...     71,489     5,303         (3)      76,789     76,789
  Public utilities......    258,840    13,276       (308)     271,808    271,808
  Industrial and
   miscellaneous........  2,235,811   103,443     (2,400)   2,336,854  2,336,854
 Redeemable preferred
  stocks................      7,729       888          0        8,617      8,617
                         ----------  --------  ---------   ---------- ----------
  Total fixed
   maturities...........  4,984,223   236,654    (10,653)   5,210,224  5,210,224
Equity securities:
 Common stocks:
  Banks and insurance
   companies............      2,945     5,304        (10)       8,239      8,239
  Industrial and all
   others...............        264       151         (7)         408        408
 Non-redeemable
  preferred stocks......      1,549       355          0        1,904      1,904
                         ----------  --------  ---------   ---------- ----------
  Total equity
   securities...........      4,758     5,810        (17)      10,551     10,551
                         ----------  --------  ---------   ---------- ----------
  Total fixed maturities
   and equity
   securities........... $4,988,981  $242,464  $ (10,670)  $5,220,775 $5,220,775
                         ==========  ========  =========   ========== ==========
1994:
-----
Fixed maturities avail-
 able for sale:
 Bonds:
  U.S. Government direct
   obligations and
   agencies............. $  105,239  $    502  $  (3,985)  $  101,756 $  101,756
  GNMAs.................  1,775,852    18,007    (78,796)   1,715,063  1,715,063
  Mortgage-backed
   securities, GNMA
   collateral...........    242,567     1,661     (7,676)     236,552    236,552
  Other mortgage-backed
   securities...........    161,216       804     (2,441)     159,579    159,579
  State, municipalities
   and political
   subdivisions.........    835,740     1,693    (69,078)     768,355    768,355
  Foreign governments...    104,478       190     (3,702)     100,966    100,966
  Public utilities......    243,776       247    (20,168)     223,855    223,855
  Industrial and
   miscellaneous........  1,155,968     2,377    (82,255)   1,076,090  1,076,090
 Redeemable preferred
  stocks................      9,758       290         (5)      10,043     10,043
                         ----------  --------  ---------   ---------- ----------
  Total fixed maturities
   .....................  4,634,594    25,771   (268,106)   4,392,259  4,392,259
Equity securities:
 Common stocks:
  Banks and insurance
   companies............     33,272     6,852    (11,542)      28,582     28,582
  Industrial and all
   others...............      1,165        65       (103)       1,127      1,127
 Non-redeemable
  preferred stocks......      1,548       291         (1)       1,838      1,838
                         ----------  --------  ---------   ---------- ----------
  Total equity
   securities...........     35,985     7,208    (11,646)      31,547     31,547
                         ----------  --------  ---------   ---------- ----------
  Total fixed maturities
   and equity
   securities........... $4,670,579  $ 32,979  $(279,752)  $4,423,806 $4,423,806
                         ==========  ========  =========   ========== ==========

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 3--INVESTMENT OPERATIONS (CONTINUED)

  A schedule of fixed maturities by contractual maturity at December 31, 1995 is shown below on an amortized cost basis and on a market value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

                                        AMORTIZED    MARKET
                                           COST      VALUE
                                        ---------- ----------
           Fixed maturities available
           for sale:
            Due in one year or less...  $   42,759 $   43,167
            Due from one to five
             years....................     615,081    640,534
            Due from five to ten
             years....................   1,669,975  1,735,945
            Due after ten years.......   1,121,792  1,170,951
                                        ---------- ----------
                                         3,449,607  3,590,597
            Redeemable preferred
             stocks...................       7,729      8,617
            Mortgage- and asset-backed
             securities...............   1,526,887  1,611,010
                                        ---------- ----------
                                        $4,984,223 $5,210,224
                                        ========== ==========

  Proceeds from sales of fixed maturities available for sale were $1.18 billion in 1995, $583 million in 1994, and $246 million in 1993. Gross gains realized on those sales were $13.4 million in 1995, $14.6 million in 1994, and $8.3 million in 1993. Gross losses were $13.5 million in 1995, $20.8 million in 1994, and $176 thousand in 1993. Proceeds from sales of fixed investments held to maturity were $58 million in 1993. Gross gains and losses realized on those sales were $2.6 million and $138 thousand, respectively. The 1993 sales of fixed investments held to maturity were made for various reasons including changes in regulatory requirements, credit deterioration, and sales within 90 days of maturity.

  Torchmark had $25.7 million and $26.3 million in investment real estate at December 31, 1995 and 1994, respectively, which was nonincome producing during the previous twelve months. These properties included primarily construction in process and land. Fixed maturity investments, mortgage loans, and other long-term investments which were nonincome producing during the previous twelve months were $0.3 million and $0.6 million at December 31, 1995 and 1994, respectively.

  Derivative investments are immaterial to Torchmark at December 31, 1995. Torchmark's total carrying value of these investments was $23.9 million and $24.5 million at December 31, 1995 and 1994, respectively. Torchmark has no off-balance sheet exposure in connection with these investments.

NOTE 4--PROPERTY AND EQUIPMENT

  A summary of property and equipment used in the business is as follows:

                                       DECEMBER 31, 1995     DECEMBER 31, 1994
                                     --------------------- ---------------------
                                              ACCUMULATED           ACCUMULATED
                                       COST   DEPRECIATION   COST   DEPRECIATION
                                     -------- ------------ -------- ------------
Company occupied real estate........  $67,528   $31,040     $65,584   $29,742
Data processing equipment...........   24,507    22,198      24,611    21,760
Transportation equipment............   12,802     8,005      13,574     7,656
Furniture and office equipment......   36,979    33,388      35,447    32,690
Other...............................    3,697     3,697       3,697     3,697
                                     --------   -------    --------   -------
                                     $145,513   $98,328    $142,913   $95,545
                                     ========   =======    ========   =======

  Depreciation expense on property used in the business was $5.7 million, $7.6 million, and $7.3 million in each of the years 1995, 1994, and 1993, respectively.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 5--DEFERRED ACQUISITION COSTS AND VALUE OF INSURANCE PURCHASED

  An analysis of deferred acquisition costs and the value of insurance purchased is as follows:

                                  1995                    1994                    1993
                          ----------------------  ----------------------  ---------------------
                           DEFERRED    VALUE OF    DEFERRED    VALUE OF    DEFERRED   VALUE OF
                          ACQUISITION  INSURANCE  ACQUISITION  INSURANCE  ACQUISITION INSURANCE
                             COSTS     PURCHASED     COSTS     PURCHASED     COSTS    PURCHASED
                          -----------  ---------  -----------  ---------  ----------- ---------
Balance at beginning of
 year...................  $1,017,467   $274,124   $  901,565   $131,602    $904,147   $152,421
 Additions:
  Deferred during peri-
   od:
  Commissions...........     192,427        -0-      134,032        -0-     142,869        -0-
  Other expenses........     136,170        -0-       91,377        -0-      71,449        -0-
                          ----------   --------   ----------   --------    --------   --------
   Total deferred.......     328,597        -0-      225,409        -0-     214,318        -0-
  Value of Insurance
   purchased                     -0-     34,240          -0-    158,788         -0-        -0-
  Adjustment
   attributable to
   unrealized investment
   losses(1)............         -0-        -0-       52,334        -0-         -0-        -0-
  Reassumed business....         -0-        -0-          -0-        -0-         -0-        -0-
                          ----------   --------   ----------   --------    --------   --------
   Total additions......     328,597     34,240      277,743    158,788     214,318        -0-
                          ----------   --------   ----------   --------    --------   --------
 Deductions:
  Amortized during peri-
   od...................    (172,764)   (31,067)    (154,697)   (16,266)   (166,863)   (20,210)
  Adjustment
   attributable to
   unrealized investment
   gains(1).............     (51,739)       -0-          -0-        -0-     (23,264)       -0-
  Adjustment attribut-
   able to realized in-
   vestment gains(1)....        (236)       -0-       (7,144)       -0-         -0-        -0-
  Business disposed.....         -0-        -0-          -0-        -0-     (26,773)      (609)
                          ----------   --------   ----------   --------    --------   --------
   Total deductions.....    (224,739)   (31,067)    (161,841)   (16,266)   (216,900)   (20,819)
                          ----------   --------   ----------   --------    --------   --------
Balance at end of year..  $1,121,325   $277,297   $1,017,467   $274,124    $901,565   $131,602
                          ==========   ========   ==========   ========    ========   ========

--------
(1)Represents amounts pertaining to investments relating to universal life-type products.

  The amount of interest accrued on the unamortized balance of value of insurance purchased was $20.0 million, $11.7 million, and $10.8 million, for the years ended December 31, 1995, 1994 and 1993, respectively. The average interest accrual rates used for the years ended December 31, 1995, 1994 and 1993 were 7.26%, 7.72% and 7.57%, respectively. The estimated amount of the unamortized balance at December 31, 1995 to be amortized during each of the next five years is: 1996, $32.3 million; 1997, $27.7 million; 1998, $22.3 million; 1999, $20.5 million; and 2000, $19.2 million.

  In the event of lapses or early withdrawals in excess of those assumed, deferred acquisition costs and the value of insurance purchased may not be recoverable.

NOTE 6--SALE OF VESTA SHARES

  In November, 1993, Torchmark sold approximately 73% of Vesta Insurance Group, Inc. ("Vesta"), Torchmark's holding company for its property and casualty insurance operations. The sale was made through an initial public offering of common stock for net proceeds of $161 million for a pretax gain of $57.2 million. Torchmark maintains a 27% interest in Vesta and accounts for its investment on the equity method, recording its investment as an unconsolidated subsidiary. In connection with the public offering, Torchmark loaned Vesta $28 million at an interest rate of 6.1% for a term of five years, which was outstanding at both December 31, 1994 and 1993. In July, 1995, this note was repaid in full.

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

NOTE 8--DISCONTINUED OPERATIONS OF ENERGY SEGMENT

  During 1995, Torchmark decided to dispose of Torch Energy Advisors Incorporated ("Torch Energy"), its energy management subsidiary. At year end 1995, Torchmark was negotiating to sell Torch Energy to an unaffiliated party. Also in 1995, Torchmark decided to dispose of its coalbed methane gas development in the Black Warrior basin of Alabama due to disappointments in production. Torchmark intends to sell this development, and implemented a plan to dispose of this investment in the fourth quarter of 1995. In view of the proposed sale of the Black Warrior investment, and in accordance with the provisions of SFAS 121, Torchmark wrote this investment down to its estimated net realizable value, resulting in an after-tax charge of $130 million or $1.82 per share. Since, on a combined basis, the activities of Torch Energy and the Black Warrior investment represent Torchmark's energy management and development activities, the disposition of these operations qualify for disposal of a segment

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 8--DISCONTINUED OPERATIONS OF ENERGY SEGMENT (CONTINUED)

accounting treatment. Therefore, Torchmark has modified the presentation in its financial statements for 1995 and all prior periods to set forth separately the net assets and results attributable to the discontinued energy segment as discontinued operations.

  At December 31, 1995, discontinued operations assets consisted of:

        Trade and other receivables.................................. $118,266
        Energy properties and investments............................  158,238
        Other assets.................................................   74,639
                                                                      --------
         Total assets................................................  351,143
        Trade and other payables..................................... (157,827)
        Other liabilities............................................  (18,930)
                                                                      --------
         Total liabilities........................................... (176,757)
                                                                      --------
           Net discontinued assets................................... $174,386
                                                                      ========

  No proceeds for disposal of discontinued assets have been received.

NOTE 9--FUTURE POLICY BENEFIT RESERVES

  A summary of the assumptions used in determining the liability for future policy benefits at December 31, 1995 is as follows:

                           INDIVIDUAL LIFE INSURANCE

INTEREST ASSUMPTIONS:

                                                  PERCENT OF
           YEARS OF ISSUE      INTEREST RATES     LIABILITY
           --------------   --------------------- ----------
           1917-1995                        3.00%      3%
           1947-1954                        3.25%      1
           1927-1989                        3.50%      1
           1955-1961                        3.75%      2
           1925-1995                        4.00%     13
           1962-1969        4.50% graded to 4.00%      3
           1970-1980        5.50% graded to 4.00%      5
           1970-1995                        5.50%      1
           1929-1995                        6.00%      7
           1986-1994        7.00% graded to 6.00%     10
           1943-1992        7.50% graded to 6.00%      1
           1954-1995        8.00% graded to 6.00%     10
           1951-1985        8.50% graded to 6.00%     11
           1980-1987        8.50% graded to 7.00%      1
           1975-1991        9.50% graded to 8.00%      6
           1984-1995           Interest Sensitive     25
                                                     ---
                                                     100%
                                                     ===

MORTALITY ASSUMPTIONS:

  For individual life, the mortality tables used are various statutory mortality tables and modifications of:

                1950-54 Select and Ultimate Table
                1954-58 Industrial Experience Table
                1955-60 Ordinary Experience Table
                1965-70 Select and Ultimate Table
                1955-60 Inter-Company Table
                1970 United States Life Table
                1979-81 United States Life Table
                1975-80 Select and Ultimate Table
                X-18 Ultimate Table

WITHDRAWAL ASSUMPTIONS:

  Withdrawal assumptions are based on Torchmark's experience.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 9--FUTURE POLICY BENEFIT RESERVES (CONTINUED)


                               HEALTH INSURANCE

INTEREST ASSUMPTIONS:

                                                  PERCENT OF
           YEARS OF ISSUE      INTEREST RATES     LIABILITY
           --------------   --------------------- ----------
           1962-1995                        3.00%      1%
           1969-1980        5.50% graded to 4.00%      5
           1982-1995                        4.50%      1
           1993-1995                        6.00%     14
           1986-1992        7.00% graded to 6.00%     55
           1955-1995        8.00% graded to 6.00%      8
           1951-1986        8.50% graded to 6.00%     16
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

OVERALL INTEREST ASSUMPTIONS

  The overall average interest assumption for determining the liability for future life and health insurance benefits in 1995 was 6.3%.

NOTE 10--LIABILITY FOR UNPAID HEALTH CLAIMS

  Activity in the liability for unpaid health claims is summarized as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1995      1994      1993
                                                  --------  --------  --------
     Balance at beginning of year:                $166,731  $131,161  $137,350
     Addition due to acquisition of American In-
      come.......................................      -0-     9,185       -0-
     Incurred related to:
      Current year...............................  502,018   514,814   471,615
      Prior year.................................   (8,295)  (14,985)  (25,052)
                                                  --------  --------  --------
     Total incurred..............................  493,723   499,829   446,563
                                                  --------  --------  --------
     Paid related to:
      Current year...............................  342,905   332,273   321,196
      Prior year.................................  146,983   141,171   131,556
                                                  --------  --------  --------
     Total paid..................................  489,888   473,444   452,752
                                                  --------  --------  --------
     Balance at end of year...................... $170,566  $166,731  $131,161
                                                  ========  ========  ========

  The liability for unpaid health claims is included with "Policy claims and other benefits payable" on the Balance Sheet.

  Health benefits for 1994 include a $30 million charge resulting from a reclassification of nonoperating expense to health benefits, since actual payments will be made in the form of health benefits.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 11--INCOME TAXES


  Torchmark and most of its subsidiaries file a life-nonlife consolidated federal income tax return. Famlico and Sentinel file their own consolidated federal income tax return and will not be eligible to join Torchmark's consolidated return group until 1996 and 1997, respectively. American Income and Trust Life Insurance Company file their own consolidated federal income tax return and will not be eligible to join Torchmark's consolidated return group until 2000.

  As discussed in Note 1, Torchmark adopted Statement 109 on January 1, 1993. The cumulative effect of this change in accounting for income taxes was a $26.1 million addition to net income for the year ended December 31, 1993. This amount is included in the cumulative effect of changes in accounting principles line on the consolidated statement of operations.

  Total income taxes were allocated as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1995      1994      1993
                                                  --------  --------  --------
   Income from continuing operations............. $157,539  $135,994  $149,506
   Discontinued operations.......................  (86,050)  (11,677)    3,580
   Change in accounting standards for post-re-
    tirement benefits other than pensions........      -0-       -0-    (4,124)
   Monthly income preferred securities dividend..   (5,555)   (1,148)      -0-
   Shareholders' equity
    Unrealized gains (losses)....................  157,200  (147,520)   60,768
    Tax basis compensation expense in excess of
     amounts recognized for financial reporting
     purposes from the exercise of stock options.     (709)     (349)   (5,637)
    Other........................................   (6,169)    9,424    (5,163)
                                                  --------  --------  --------
                                                  $216,256  $(15,276) $198,930
                                                  ========  ========  ========

  Income tax expense attributable to income from continuing operations consists of:

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                      1995     1994     1993
                                                    -------- -------- --------
   Current income tax expense...................... $110,652 $113,215 $188,004
   Increase in January 1, 1993 deferred income tax
    liability due to increase in corporate income
    tax rate to 35%................................      -0-      -0-    8,763
   Deferred income tax expense (benefit)...........   46,887   22,779  (47,261)
                                                    -------- -------- --------
                                                    $157,539 $135,994 $149,506
                                                    ======== ======== ========

  The effective income tax rate differed from the expected 35% rate in 1995, 1994, and 1993 as shown below:

                                             YEAR ENDED DECEMBER 31,
                                      -------------------------------------------
                                        1995     %     1994     %     1993     %
                                      --------  ---  --------  ---  --------  ---
   Expected income taxes............. $149,861   35% $137,891   35% $140,685   35%
   Increase (reduction) in income
    taxes
    resulting from:
    Tax-exempt investment income.....   (7,965)  (2)  (10,625)  (2)   (4,404)  (1)
    Effect of tax rate change on de-
     ferred liability................      -0-    0       -0-    0     8,763    2
    Other............................   15,643    4     8,728    2     4,462    1
                                      --------  ---  --------  ---  --------  ---
   Income taxes...................... $157,539   37% $135,994   35% $149,506   37%
                                      ========  ===  ========  ===  ========  ===

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 11--INCOME TAXES (CONTINUED)


  The significant components of deferred income tax expense before the cumulative effect of the change in accounting principles and adjustments to shareholders' equity are as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                     ------------------------
                                                      1995    1994     1993
                                                     ------- ------- --------
        Deferred income tax expense (exclusive of
         the effect of the component listed below).. $46,887 $22,779 $(47,261)
        Adjustments to deferred tax assets and lia-
         bilities for the increase in the corporate
         income tax rate from 34% to 35%............     -0-     -0-    8,763
                                                     ------- ------- --------
                                                     $46,887 $22,779 $(38,498)
                                                     ======= ======= ========

  The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                              DECEMBER 31,
                                                            ------------------
                                                              1995      1994
                                                            --------  --------
Deferred tax assets:
 Fixed maturities, equity securities, and investment real
  estate, principally due to write-downs of investments to
  net realizable value for financial reporting purposes.... $  6,897  $ 13,754
 Future policy benefits, unearned and advance premiums, and
  policy claims............................................   27,432    20,628
 Other liabilities, principally due to the current nonde-
  ductibility for tax purposes of certain accrued expenses.   18,344    35,715
 Unrealized investment losses..............................      -0-    82,792
                                                            --------  --------
 Total gross deferred tax assets...........................   52,673   152,889
 Less valuation allowance..................................   (2,111)   (2,111)
                                                            --------  --------
 Net deferred tax assets...................................   50,562   150,778
                                                            --------  --------
Deferred tax liabilities:
 Energy investments and other unconsolidated affiliates,
  principally due to
  accelerated depletion deductions for tax purposes........   11,305    27,424
 Deferred acquisition costs................................  322,900   286,444
 Unrealized investment gains...............................   74,408       -0-
 Other.....................................................    8,321     9,921
                                                            --------  --------
 Total gross deferred tax liabilities......................  416,934   323,789
                                                            --------  --------
Net deferred tax liability................................. $366,372  $173,011
                                                            ========  ========

  The valuation allowance for deferred tax assets as of December 31, 1994 and 1995 was $2.1 million. Subsequently recognized tax benefits of $2.1 million relating to the December 31, 1995 valuation allowance will be allocated to goodwill.

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

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 12--POSTRETIREMENT BENEFITS


  Pension Plans: Torchmark has retirement benefit plans and savings plans which cover substantially all employees. There is also a nonqualified excess benefit plan which covers certain employees. The total cost of these retirement plans charged to operations was as follows:

                                                  DEFINED EXCESS
                                       DEFINED    BENEFIT BENEFIT
           YEAR ENDED                CONTRIBUTION PENSION PENSION
          DECEMBER 31,                  PLANS      PLANS   PLAN
          ------------               ------------ ------- -------
           1995....................     $3,208    $6,820  $  524
           1994....................     $3,201    $6,922  $1,800
           1993....................     $  740    $6,733  $1,450

  Cost for the defined benefit pension plans has been calculated on the projected unit credit actuarial cost method. Contributions are made to the pension plans subject to minimums required by regulation and maximums allowed for tax purposes. Accrued pension expense in excess of amounts contributed has been recorded as a liability in the financial statements and was $9.5 million and $11.8 million at December 31, 1995 and 1994, respectively. The plans are organized as trust funds whose assets consist primarily of investments in marketable long-term fixed maturities and equity securities which are valued at market.

  The excess benefit pension plan provides the benefits that an employee would have otherwise received from a defined benefit pension plan in the absence of the Internal Revenue Code's limitation on benefits payable under a qualified plan. Although this plan is unfunded, pension cost is determined in a similar manner as for the funded plans. Liability for the excess benefit plan was $5.5 million and $3.2 million as of December 31, 1995 and 1994, respectively.

  Net periodic pension cost for the defined benefit plans by expense component was as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                     1995     1994     1993
                                                   -------- --------  -------
       Service cost--benefits earned during the
        period.................................... $  7,190 $  8,323  $ 8,298
       Interest cost on projected benefit obliga-
        tion......................................    8,867    8,242    7,711
       Actual return on assets.................... (17,927)   (2,302)  (8,697)
       Net amortization and deferral..............    9,214   (5,541)     871
                                                   -------- --------  -------
       Net periodic pension cost.................. $  7,344 $  8,722  $ 8,183
                                                   ======== ========  =======

  A reconciliation of the funded status of the defined benefit plans with Torchmark's pension liability was as follows:

                                                             AT DECEMBER 31,
                                                            ------------------
                                                              1995      1994
                                                            --------  --------
       Fair market value of assets available for benefits.  $113,193  $ 94,207
       Projected benefit obligation:
        Vested............................................    89,170    72,119
        Nonvested.........................................     5,441     4,141
                                                            --------  --------
         Accumulated benefit obligation...................    94,611    76,260
        Effect of projected future salary increases           27,003    27,195
                                                            --------  --------
         Total projected benefit obligation...............   121,614   103,455
                                                            --------  --------
       Funded status......................................    (8,421)   (9,248)
       Unamortized prior service costs....................       147    (1,531)
       Unamortized transition asset.......................    (1,220)   (2,183)
       Unrecognized (gain) or loss........................    (5,462)   (2,061)
                                                            --------  --------
         Accrued pension costs included in liabilities....  $(14,956) $(15,023)
                                                            ========  ========

  The weighted average assumed discount rates used in determining the actuarial benefit obligations were 7.25% in 1995 and 8.0% in 1994. The rate of assumed compensation increase was 4.25% in 1995 and 5.0% in 1994 and the expected long-term rate of return on plan assets was 8.0% in 1995 and 1994.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 12--POSTRETIREMENT BENEFITS (CONTINUED)

  Torchmark accrues expense for the defined contribution plans based on a percentage of the employees' contributions. The plans are funded by the employee contributions and a Torchmark contribution equal to the amount of accrued expense.

  Postretirement Benefit Plans Other Than Pensions: Torchmark provides postretirement life insurance benefits for most retired employees, and also provides additional postretirement life insurance benefits for certain key employees. The majority of the life insurance benefits are accrued over the working lives of active employees.

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

  Net periodic postretirement benefit cost included the following components:

                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                         ---------------------
                                                         1995    1994    1993
                                                         -----  ------  ------
Service cost............................................ $ 284  $  444  $  411
Interest cost on accumulated postretirement benefit ob-
 ligation...............................................   678     831     954
Actual return on plan assets............................   -0-     -0-     -0-
Net amortization and deferral...........................  (559)   (237)    (14)
                                                         -----  ------  ------
Net periodic postretirement benefit cost................ $ 403  $1,038  $1,351
                                                         =====  ======  ======

  The following table sets forth the plans' combined benefit obligation with the amount shown in Torchmark's balance sheet:

                                                                 AT DECEMBER 31,
                                                                 ---------------
                                                                  1995    1994
                                                                 ------- -------
Accumulated postretirement benefit obligation:
 Retirees....................................................... $ 4,880 $ 5,811
 Fully eligible active plan participants........................   1,231   1,386
 Other active plan participants.................................   3,145   3,546
                                                                 ------- -------
  Total accumulated postretirement benefit obligation...........   9,256  10,743
Plan assets at fair value.......................................     -0-     -0-
                                                                 ------- -------
Accumulated postretirement benefit obligation in excess of plan
 assets.........................................................   9,256  10,743
Unrecognized net gain from past experience different from that
 assumed and from changes in assumptions........................   1,423     734
Prior service cost not yet recognized in net periodic post re-
 tirement benefit cost..........................................     262     280
                                                                 ------- -------
Accrued postretirement benefit cost included in liabilities..... $10,941 $11,757
                                                                 ======= =======

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 12--POSTRETIREMENT BENEFITS (CONTINUED)

  For measurement purposes, a 11% to 14% annual rate of increase in a per capita cost of covered health care benefits was assumed for 1995; the rate was assumed to decrease gradually to 4.5% by the year 2008 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the health care cost trend by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $855 million and would increase the net periodic postretirement cost for the year ended December 31, 1995 by approximately $146 thousand.

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% to 8.0% in 1995 and 8.0% in 1994.

NOTE 13--NOTES PAYABLE

  An analysis of notes payable is as follows:

                                                     DECEMBER 31,
                                       -----------------------------------------
                                               1995                 1994
                                       -------------------- --------------------
                                       SHORT-TERM LONG-TERM SHORT-TERM LONG-TERM
                                          DEBT      DEBT       DEBT      DEBT
                                       ---------- --------- ---------- ---------
   Sinking Fund Debentures...........             $198,033             $197,941
   Senior Notes, due 1998............              199,343              199,103
   Senior Debentures, due 2009.......               99,881               99,703
   Notes, due 2023...................              195,877              195,836
   Notes, due 2013...................               98,432               98,390
   Borrowings under Torchmark line of
    credit...........................                        $250,000
   Commercial paper..................   $189,248
   Other notes and mortgages payable
    at various interest rates;
    collateralized by buildings .....        124       422        116       545
                                        --------  --------   --------  --------
                                        $189,372  $791,988   $250,116  $791,518
                                        ========  ========   ========  ========

  The amount of debt that becomes due during each of the next five years is:
1996, $189 million; 1997, $132 thousand; 1998, $200 million; 1999, $150 thousand; and 2000, $-0-. Additionally, during the thirty-day period beginning June 15, 1996, senior debenture debt holders have the option to require Torchmark to repay $100 million.

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

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 13--NOTES PAYABLE (CONTINUED)

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

  Torchmark has entered into revolving credit agreements with a group of lenders under which it may borrow on an unsecured basis up to $400 million. One-half of the commitment matures December 3, 1996 and the balance matures December 6, 1999. Borrowings, pro rata under each facility, are at interest rates selected by Torchmark based on either the prime rate or the Eurodollar rate at the time of borrowings. At December 31, 1994, borrowings totalled $250 million and were made at an average rate of 6.40%. There were no borrowings outstanding at December 31, 1995. The revolving credit agreements are designed to back up a commercial paper program which began in March, 1995. The short-term borrowings under the revolving credit agreements and in the commercial paper market averaged $221 million during 1995, and were made at an average yield of 5.97%. At December 31, 1995, commercial paper was outstanding in the face amount of $190.4 million. Torchmark is subject to certain covenants for the revolving credit agreements regarding capitalization and earnings, for which it was in compliance at December 31, 1995, and pays a facility fee based on size of the lines.

  Interest in the amount of $1.6 million, $1.8 million and $10.5 million was capitalized during 1995, 1994, 1993, respectively.

NOTE 14--MONTHLY INCOME PREFERRED SECURITIES

  In October, 1994, Torchmark, through its wholly-owned finance subsidiary, Torchmark Capital L.L.C., completed a public offering of eight million shares of 9.18% MIPS at a face amount of $200 million. The securities are subject to a mandatory redemption in full at September 30, 2024, although Torchmark may elect to extend the MIPS for up to an additional 20 years if certain conditions are met. They are redeemable at Torchmark's option after September 30, 1999. Torchmark subsequently entered into a ten-year swap agreement with an unaffiliated party whereby Torchmark agreed to pay a variable rate on the $200 million face amount in exchange for payment of the fixed dividend. In a related transaction, Torchmark purchased a five-year cap on the swap agreement that insures that the variable rate cannot exceed 10.39% through September 30, 1999. The interest rate was 5.86% at December 31, 1995 and 7.02% at December 31, 1994. Torchmark pays a yearly fee of $860 thousand for the cap agreement. The market value of the swap agreement was a benefit of $26.5 million at December 31, 1995 and an obligation of $4.1 million at December 31, 1994. The market value of the cap agreement, net of the present value of future annual payments, was an obligation of $2.1 million at December 31, 1995 and a benefit of $517 thousand at December 31, 1994. Except as otherwise described in "Note 3--Investments" on page 42 of this report, Torchmark is a party to no other derivative instruments as defined by SFAS 119.

  Net proceeds from the MIPS offering of approximately $193 million were loaned from Torchmark Capital to Torchmark to provide part of the financing of the acquisition of American Income Holding, Inc. The carrying value of the MIPS at December 31, 1995 and 1994 was $193 million.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 15--SHAREHOLDERS' EQUITY

  Share Data: A summary of preferred and common share activity is as follows:

                                    PREFERRED STOCK          COMMON STOCK
                                  ---------------------  ---------------------
                                              TREASURY               TREASURY
                                    ISSUED      STOCK      ISSUED     STOCK
                                  ----------  ---------  ---------- ----------
1993:
Balance at January 1, 1993.......  1,000,000   (530,180) 73,512,034        -0-
 Issuance of common stock due to
  exercise of stock options......                           272,194      6,341
 Other treasury stock acquired...                                     (895,475)
                                  ----------  ---------  ---------- ----------
 Balance at December 31, 1993....  1,000,000   (530,180) 73,784,228   (889,134)
1994:
 Issuance of common stock due to
  exercise of stock options......                                      130,641
 Other treasury stock acquired...              (469,820)            (1,491,700)
 Retirement of preferred treasury
  stock.......................... (1,000,000) 1,000,000
                                  ----------  ---------  ---------- ----------
 Balance at December 31, 1994....        -0-        -0-  73,784,228 (2,250,193)
1995:
 Issuance of common stock due to
  exercise of stock options......                                      133,102
                                  ----------  ---------  ---------- ----------
 Balance at December 31, 1995....        -0-        -0-  73,784,228 (2,117,091)
                                  ==========  =========  ========== ==========

                                     AT DECEMBER 31, 1995  AT DECEMBER 31, 1994
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
 Authorized shares.................. 5,000,000 160,000,000 5,000,000 160,000,000

  Adjustable Rate Preferred Stock: One million shares of adjustable rate preferred stock were issued in 1983 at an issue price of $100 per share. Prior to 1993, Torchmark acquired 530 thousand shares which were reported as treasury stock and had a total cost basis of $47.8 million and a total redemption value of $52.9 million. During 1994, Torchmark acquired the remaining 470 thousand shares at a cost of $100 per share plus accrued dividends. The acquisition was completed at an aggregate price of $47 million. The preferred treasury stock was immediately retired.

  Acquisition of Common Shares: Torchmark shares are acquired from time to time for the following reasons: (1) open market purchases under the Torchmark stock repurchase program, in which share purchases in the amount of $106 million for 1.5 million shares and $42 million for 850 thousand shares were made in 1994 and 1993, respectively, (2) for future employee stock option exercises, and (3) for payment of the option price and taxes upon exercise of stock options by employees.

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

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 15--SHAREHOLDERS' EQUITY (CONTINUED)

  A summary of option activity in terms of shares is as follows:

                              AVAILABLE FOR GRANT                  OUTSTANDING
                          ------------------------------  -------------------------------
                            1995       1994       1993      1995       1994       1993
                          ---------  ---------  --------  ---------  ---------  ---------
Balance at January 1....  1,998,134    289,091   533,175  3,820,707  3,660,391  3,051,883
Additional shares
 available due to United
 Management merger......                         642,959
Additional shares
 available due to
 amendment of plan .....             2,000,000
Granted.................   (760,200)  (316,600) (910,789)   760,200    316,600    910,789
Exercised...............                                   (133,102)  (130,641)  (278,535)
Expired.................     12,855     25,643    23,746    (12,855)  (25,643)    (23,746)
                          ---------  ---------  --------  ---------  ---------  ---------
Balance at December 31..  1,250,789  1,998,134   289,091  4,434,950  3,820,707  3,660,391
                          =========  =========  ========  =========  =========  =========

  Option information by exercise price is listed in the following table. Those options shown as granted on October 1, 1993 represent United Management options which were converted to Torchmark options in conjunction with the merger.

                                 OUTSTANDING AT DECEMBER 31,     EXERCISED DURING
 EXERCISE                       ----------------------------- -----------------------
  PRICE         GRANT DATE        1995      1994      1993     1995    1994    1993
 --------  -------------------- --------- --------- --------- ------- ------- -------
 $11.300   October 1, 1993(3)      16,893    18,393    18,393   1,500     -0-     -0-
  12.625   October 4, 1985            -0-    33,004    34,004  33,004   1,000   2,141
  13.110   October 1, 1993(3)      13,828    13,828    13,828     -0-     -0-     -0-
  14.000   March 26, 1985             -0-    11,246    15,746  11,246   4,500   5,250
  14.125   January 30, 1986        12,375    16,875    16,875   4,500     -0-   1,000
  15.000   December 3, 1987           -0-       854       854     854     -0-     400
  16.000   December 16, 1987        7,500     7,500     7,500     -0-     -0-     -0-
  19.875   February 25, 1988        5,217     5,217     5,217     -0-     -0-     -0-
  20.375   January 3, 1989         30,003    30,003    30,003     -0-     -0-     -0-
  22.600   October 1, 1993(3)      35,981    35,981    35,981     -0-     -0-     -0-
  24.410   October 1, 1993(3)       5,532     5,532     5,532     -0-     -0-     -0-
  25.625   October 11, 1990(1)    779,396   840,055   852,955  60,659  12,900   7,313
  28.480   October 1, 1993(3)      85,158    85,158    85,158     -0-     -0-     -0-
  31.125   January 15, 1991       532,926   532,926   538,856     -0-   5,930  97,118
  32.500   January 2, 1991         63,000    63,000    63,000     -0-     -0-     -0-
  33.125   January 25, 1990(1)     63,000    63,000    63,000     -0-     -0-     -0-
  34.000   October 1, 1993(4)      58,567    60,682               207     -0-     -0-
  34.000   December 14, 1993(4)   295,006   301,881             3,875     -0-     -0-
  34.000   December 7, 1992(4)    138,403   142,433             3,530     -0-     -0-
  34.000   December 16, 1994      292,600   292,600               -0-     -0-
  34.350   October 1, 1993(3)      35,611    35,611    35,611  13,727     -0-     -0-
  34.375   December 12, 1991      658,278   673,666   679,977     -0-   6,311  27,869
  34.875   January 3, 1995         21,000                         -0-
  36.000   February 7, 1991           -0-       -0-   100,000     -0- 100,000 137,444
  36.610   October 1, 1993(3)      27,997    27,997    65,774     -0-     -0-     -0-
  38.375   January 2, 1992         63,000    63,000    63,000     -0-     -0-     -0-
  43.375   December 20, 1995      739,200                         -0-
  43.500   December 14, 1993(2)   251,004   253,900   567,781     -0-     -0-     -0-
  45.000   January 3, 1994         24,000    24,000               -0-     -0-
  46.560   October 1, 1993(3)      33,651    33,651    57,130     -0-     -0-     -0-
  52.000   December 7, 1992       121,824   124,714   280,216     -0-     -0-     -0-
  57.750   January 3, 1993         24,000    24,000    24,000     -0-     -0-     -0-
                                --------- --------- --------- ------- ------- ------- ---
                                4,434,950 3,820,707 3,660,391 133,102 130,641 278,535
                                ========= ========= ========= ======= ======= ======= ===
 Exercisable at December 31,    3,243,647 2,936,867 2,668,264
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

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 15--SHAREHOLDERS' EQUITY (CONTINUED)


  Grant of Restricted Stock: A grant of 60,000 Torchmark shares was made on May 1, 1991 to a Torchmark senior officer. The shares are restricted as to resale, vesting 6,000 shares per year for 10 years on the anniversary date of the grant. The market value of Torchmark stock was $34.92 per share on the grant date.

  Restrictions: Restrictions exist on the flow of funds to Torchmark from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. These restrictions generally limit the payment of dividends by insurance subsidiaries to statutory net gain on an annual noncumulative basis in the absence of special approval. Additionally, insurance companies are not permitted to distribute the excess of shareholders' equity as determined on a GAAP basis over that determined on a statutory basis. In 1996, $237 million will be available to Torchmark for dividends from insurance subsidiaries in compliance with statutory regulations without prior regulatory approval.

NOTE 16--COMMITMENTS AND CONTINGENCIES

  Reinsurance: Insurance affiliates of Torchmark reinsure that portion of insurance risk which is in excess of their retention limits. Retention limits for ordinary life insurance range up to $2.5 million per life. Life insurance ceded represents less than 1% of total life insurance in force at December 31, 1995. Insurance ceded on life and accident and health products represents 1.0% of premium income for 1995. Torchmark would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

  Insurance affiliates also assume insurance risks of other companies. Life reinsurance assumed represents less than 0.1% of life insurance in force at December 31, 1995 and reinsurance assumed on life and accident and health products represents 0.3% of premium income for 1995.

  Leases: Torchmark leases office space and office equipment under a variety of operating lease arrangements. These leases contain various renewal options, purchase options, and escalation clauses. Rental expense for operating leases was $6.3 million, $7.9 million, and $7.6 million for 1995, 1994, and 1993, respectively. Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 1995 are as follows: 1996, $4.3 million; 1997, $2.4 million; 1998, $1.4 million; 1999, $851 thousand; 2000, $440 thousand; and in the aggregate, $9.4 million.

  Restrictions on cash: A portion of the cash held in financial service subsidiaries that function as broker-dealers has been segregated for the benefit of customers in compliance with security regulations. This amount was $11.8 million at December 31, 1995 and $13.1 million at December 31, 1994.

  Concentrations of Credit Risk: Torchmark maintains a highly-diversified investment portfolio with limited concentration in any given region, industry, or economic characteristic. At December 31, 1995, the investment portfolio consisted of securities of the U.S. government or U.S. government-backed securities (26%); non government-guaranteed mortgage-backed securities (4%); short-term investments, which generally mature within one month (1%); securities of state and municipal governments (14%); securities of foreign governments (1%); and investment-grade corporate bonds (42%). The remainder of the portfolio was in oil and gas investments (1%) and real estate (3%), which are not considered financial instruments according to GAAP; policy loans (3%), which are secured by the underlying insurance policy values; and equity securities, mortgages, noninvestment grade corporate securities and other long-term investments (5%). Investments in municipal governments and corporations are made throughout the U.S. with no concentration in any given state. Substantially all investments in foreign government securities are in Canadian government obligations. Corporate equity and debt investments are made in a wide range of industries. At December 31, 1995, 1% or more of the portfolio was invested in the following industries or security types:
Financial services (15%); regulated utilities (5%); chemicals (5%); transportation (4%); miscellaneous manufacturing (3%); foods (3%); petroleum (2%); retailing (2%); electronics (1%); media (1%); and paper and allied products (1%). Otherwise, no individual industry represented 1% or more of Torchmark's investments. At year-end 1995, 3% of the carrying value of fixed maturities was rated below investment grade (Ba or lower as rated by Moody's service or the equivalent

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 16--COMMITMENTS AND CONTINGENCIES (CONTINUED)

NAIC designation). Par value of these investments was $162.1 million, amortized cost was $160.3 million, and market value was $164.6 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in market value.

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

  Litigation: Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty National Life Insurance Company ("Liberty") also name Torchmark as a defendant. As a practical matter, a jury's discretion regarding the amount of a punitive damage award is not limited by any clear, objective criteria under Alabama law. Accordingly, the likelihood or extent of a punitive damage award in any given case is virtually impossible to predict. Furthermore, the Alabama Supreme Court has recently ruled that one half of all punitive damage awards, after the deduction of attorneys fees, should go to the State of Alabama. This same ruling also provides for a bifurcated trial, with the first stage devoted to this issue of liability and the second stage relating to damages. The hearing on damages will enable the jury to hear evidence of the financial worth of the defendant. This potentially damaging evidence has not been previously admissible in Alabama courts. The Alabama Supreme Court has been asked to reconsider this ruling and this petition is still pending. As of December 31, 1995, Liberty was a party to approximately 185 active lawsuits (including 31 employment related cases and excluding interpleaders and stayed cases), more than 160 of which were Alabama proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

  Torchmark has previously reported the entry of an Order and Final Judgment by the Circuit Court of Barbour County, Alabama in Robertson v. Liberty National Life Insurance Company (Case No. CV-92-021) approving a cancer policy class action settlement involving legal and equitable relief valued at a total of $55 million. The cost of this settlement increases over time as Liberty is prohibited from increasing the premium rates on this block of business for one year from final binding affirmance by the Alabama Supreme Court. This aspect of the settlement is expected to cost Torchmark an additional $2.5 million before tax in each quarter going forward until one year after final binding affirmance by the Alabama Supreme Court. In July 1994, certain intervenors in the Robertson litigation filed a notice of appeal of the Order and Final Judgment approving class certification and the settlement with the Supreme Court of Alabama. Oral argument on the appeal was held July 17, 1995 and on December 22, 1995, the Supreme Court unanimously affirmed the Robertson class action settlement. On February 16, 1996, the Alabama Supreme Court issued a notice overruling the petition for a rehearing in Robertson filed by certain intervenors.

  On March 17, 1994, litigation was filed against Liberty, certain officers and present and former directors of Torchmark and KPMG Peat Marwick LLP, independent public accountants of Torchmark and its subsidiaries, in the Circuit Court of Marion County, Alabama (Miles v. Liberty National Life Insurance Company, Civil Action No. CV-94-67). The lawsuit asserted that it was brought on behalf of a class comprised of the shareholders of Torchmark. The complaint alleged a failure to timely and adequately report allegedly material contingent liabilities arising out of insurance policy litigation involving Liberty. Compensatory and punitive damages in an unspecified amount were sought.

  In April 1994, the complaint in Miles was amended to add an additional shareholder plaintiff and to name Torchmark as a defendant. The Miles case was dismissed upon the joint motion of all parties in September 1995. A second similar action (Oakley v. Torchmark Corporation, Case No. CV-94-47), filed on August 16, 1994 in the Circuit Court for Bibb County, Alabama, was dismissed by the plaintiff without

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 16--COMMITMENTS AND CONTINGENCIES (CONTINUED)

prejudice. A third such action was filed on December 30, 1994, in the United States District Court for the Southern District of Alabama. This action, which seeks punitive damages, was subsequently transferred to the United States District Court for the Northern District of Alabama (Dismukes v. Torchmark Corporation, Case No. CV-94-1006-P-M). A class certification hearing in Dismukes was held on January 29, 1996, and the parties are awaiting the District Court's ruling on that motion and on defendant's motion for partial summary judgment.

  As previously reported, Torchmark, its insurance subsidiaries Globe Life And Accident Insurance Company ("Globe") and United American Insurance Company ("United American"), and certain Torchmark officers were named as defendants in litigation filed April 22, 1994, as a purported class action in the District Court of Oklahoma County, Oklahoma (Moore v. Torchmark Corporation, Case No. CJ-94-2784-65). The suit claims damages on behalf of individual health policyholders who are alleged to have been induced to terminate such policies and to purchase Medicare Supplement and/or other insurance coverages. The complaint seeks actual and punitive damages for each class member in excess of $10,000. Subsequent to the filing of this case, one of the plaintiffs was dismissed and the named plaintiff died. The complaint was amended to include new plaintiffs purporting to represent the class and restyled Tabor v. Torchmark Corporation. No class has been certified. A motion to dismiss filed by the defendants was denied and limited discovery as permitted by the Oklahoma Supreme Court is proceeding. The defendants intend to vigorously defend the action.

  Prior filings have reported that in July 1994, a purported class action alleging fraudulent and deceitful practices in premium billing and lapses of coverage on a payroll deduction insurance plan was filed in the Superior Court for Gordon County, Georgia against Liberty (Bryant v. Liberty National Life Insurance Company, Civil Action No. 28979). The complaint alleges actual damages in excess of $10 million and punitive damages of not less than $50 million as well as premium reimbursements. No class has been certified and no material proceedings have occurred in this case. Liberty removed this case to federal court, but the case has subsequently been remanded to the state court. Liberty intends to vigorously defend this action.

  Litigation was filed on April 26, 1995, in the Circuit Court of Houston County, Alabama against Liberty involving the sale of health insurance coverage and Omnibus Budget Reconciliation Act of 1990 (Stewart v. Liberty National Life Insurance Company, Case No. CV-95-345L; Tolar v. Liberty National Life Insurance Company, Case No. CV-95-346J; Ingram v. Liberty National Life Insurance Company, Case No. CV-95-348L; Burkett v. Liberty National Life Insurance Company, Case No. CV-95-347H). Liberty intends to vigorously defend these cases.

  On August 3, 1995, a $5.404 million verdict was rendered against Liberty in Allen v. Liberty National Life Insurance Company (Case No. CV-94-3634), by a jury in the Circuit Court of Jefferson County, Alabama. For a two month period beginning in September 1993, in reliance on federal law concerning the amount health care providers could collect from Medicare eligible individuals, Liberty limited the payment of benefits to such individuals to the amounts collectible under federal law. In November 1993, Liberty discontinued this practice and recalculated and repaid all claims as it had prior to September 1993. Mr. Allen nevertheless later brought suit against Liberty alleging the reduction in claims payments pursuant to his cancer policy was improper. He had been repaid in full with interest prior to filing suit, as had all other affected claimants. After reconsideration, the trial judge remitted the verdict to $2.7 million. An appeal was filed with the Alabama Supreme Court in January 1996.

  A purported class action was filed on August 8, 1995, against Liberty in the Circuit Court of Jefferson County, Alabama on behalf of Liberty cancer policyholders eligible for Medicare who submitted claims during the approximately two month period in 1993 described in the foregoing paragraph (Adkins v. Liberty National Life Insurance Company, Case No. CV-95-05634). The claims made in Adkins are identical to the individual claims in the Allen case above. More than 400 (and perhaps as many as 1,000) individuals appear to fit the proposed class definition in Adkins. Punitive damages and damages for mental anguish appear to be sought on behalf of the class. A class certification hearing is set in May 1996. The Company intends to oppose class certification and to vigorously defend the case.

  On August 25, 1995, a purported class action was filed against Torchmark, Globe, United American and certain officers of these companies in the United States District Court for the Western District of

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 16--COMMITMENTS AND CONTINGENCIES (CONTINUED)

Missouri on behalf of all former agents of Globe (Smith v. Torchmark Corporation, Case No.: 95-3304-CV-S-4). This action alleges that the defendants breached independent agent contracts with the plaintiffs by treating them as captive agents and engaged in a pattern of racketeering activity wrongfully denying income and renewal commissions to the agents, restricting insurance sales, mandating the purchase of worthless leads, terminating agents without cause and inducing the execution of independent contracts based on misrepresentations of fact. Monetary damages in an unspecified amount are sought. A plaintiff class was certified by the District Court on February 26, 1996, although the certification does not go to the merit of the allegations in the complaint. The companies intend to vigorously defend this action.

  Much attention has been generated nationally with regard to so-called "vanishing premium" cases, where allegations that an interest sensitive life policy was sold with a projection that the policy would become paid-up or self-sustaining after a period of years. Plaintiffs in these cases typically assert that the projection amounted to a promise or misrepresentation. Liberty currently is a party to several individual lawsuits in the state courts of Alabama and was a party to one purported class action filed November 16, 1995 in the Circuit Court of Chambers County, Alabama (Mitcham v. Liberty National Life Insurance Company, Case No. CV-95-290), involving such claims. The Mitcham case was settled on a non-class basis on December 27, 1995. Another interest sensitive case (Carlton v. Liberty National Life Insurance Company, Case No. CV-96-22) filed on February 1, 1996, in the Circuit Court for Chambers County, Alabama, was amended on February 9, 1996, to allege a purported class action. Compensatory and punitive damages are sought. Liberty believes that appropriate projections were made in connection with the sale of the policies involved and intends to vigorously defend these cases.

  In 1978, the United States District Court for the Northern District of Alabama entered a final judgment in Battle v. Liberty National Life Insurance Company, et al. (CV-70-H-752-S), class action litigation involving Liberty, a class composed of all owners of funeral homes in Alabama and a class composed of all insureds (Alabama residents only) under burial or vault policies issued, assumed or reinsured by Liberty. The final judgment fixed the rights and obligations of Liberty and the funeral directors authorized to handle Liberty burial and vault policies as well as reforming the benefits available to the policyholders under the policies. It remains in effect to date. A motion filed in February 1990 to challenge the final judgment under Federal Rule of Civil Procedure 60(b) was rejected by both the District Court in 1991 and the Eleventh Circuit Court of Appeals in 1992 and a Writ of Certiorari was denied by the U.S. Supreme Court in 1993.

  In November 1993, an attorney (purporting to represent the funeral director class) filed a petition in the District Court seeking "alternative relief" under the final judgment. This petition was voluntarily withdrawn on November 8, 1995, by petitioners. On February 23, 1996, Liberty filed a petition with the District Court requesting that it order certain contract funeral directors to comply with their obligations under the Final Judgment in Battle and their funeral service contracts.

  Purported class action litigation was filed on January 2, 1996 against Torchmark, Torch Energy and certain Torch Energy subsidiaries and affiliated limited partnerships in the Circuit Court of Pickens County, Alabama (Pearson v. Torchmark Corporation, Case No. CV-95-140). Plaintiff alleges improper payment of royalties and overriding royalties on coalbed methane gas produced and sold from wells in Robinson's Bend Coal Degasification Field, seeks certification of a class and claims unspecified compensatory and punitive damages on behalf of such class. A motion to dismiss and in the alternative to change venue, has been filed by Torchmark, and is awaiting a hearing. Torchmark intends to vigorously defend this action.

  Based upon information presently available, and in light of legal and other defenses available to Torchmark and its subsidiaries, contingent liabilities arising from threatened and pending litigation are not presently considered by management to be material. It should be noted, however, that the frequency of large punitive damage awards bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly in Alabama, continues to increase universally, creating the potential for unpredictable material adverse judgments in any given punitive damage suit.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 17--INDUSTRY SEGMENTS

  Torchmark operates primarily in two industry segments, insurance and asset management. Operations in the insurance industry involve the sale and administration of life insurance, health insurance and annuities. It also includes investment operations related to insurance segment investments. Operations in the asset management industry include the management, distribution, and servicing of various mutual funds. Torchmark markets its products in all fifty states.

  Certain insurance company investments are managed by the asset management segment. Additionally, the asset management segment markets certain insurance products for the insurance segment and manages the mutual funds for the insurance segment's variable products.

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

  A summary of segment data is as follows:

                                                          ADJUSTMENTS
                                      ASSET                   AND      CONSOLIDATED
                         INSURANCE  MANAGEMENT CORPORATE  ELIMINATIONS    TOTAL
                         ---------- ---------- ---------  ------------ ------------
1995:
Revenues--unaffiliated.. $1,926,516  $156,519  $ (15,553)   $    -0-    $2,067,482
Intersegment revenues...      7,497    27,503     (2,174)    (32,826)          -0-
                         ----------  --------  ---------    --------    ----------
Total revenues.......... $1,934,013  $184,022  $ (17,727)   $(32,826)   $2,067,482
                         ==========  ========  =========    ========    ==========
Pretax income........... $  462,001  $ 96,371  $(124,380)   $ (5,817)   $  428,175
Depreciation............      6,135     3,327        141                     9,603
Capital expenditures....      7,094    15,227        193                    22,514
Identifiable assets at
 year end...............  8,933,970   244,003    379,856    (193,725)    9,364,104
1994:
Revenues--unaffiliated.. $1,721,650  $141,807  $  11,880    $    -0-    $1,875,337
Intersegment revenues...      2,724    25,895     (6,302)    (22,317)          -0-
                         ----------  --------  ---------    --------    ----------
Total revenues.......... $1,724,374  $167,702  $   5,578    $(22,317)   $1,875,337
                         ==========  ========  =========    ========    ==========
Pretax income........... $  402,562  $ 84,975  $ (89,582)   $ (3,981)   $  393,974
Depreciation............      8,260     2,869        142                    11,271
Capital expenditures....      5,117    20,952        160                    26,229
Identifiable assets at
 year end...............  7,697,456   180,881    442,639    (155,732)    8,165,244
1993:
Revenues--unaffiliated.. $1,836,347  $140,827  $  89,672    $    -0-    $2,066,846
Intersegment revenues...      2,167    27,624     (2,782)    (27,009)          -0-
                         ----------  --------  ---------    --------    ----------
Total revenues.......... $1,838,514  $168,451  $  86,890    $(27,009)   $2,066,846
                         ==========  ========  =========    ========    ==========
Pretax income........... $  325,842  $ 73,385  $     730    $  2,001    $  401,958
Depreciation............      8,111     2,584        157                    10,852
Capital expenditures....      4,311     9,613        233                    14,157
Identifiable assets at
 year end...............  6,809,570   185,057    510,879     (64,321)    7,441,185

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 18--RELATED PARTY TRANSACTIONS


  Investment in Related Parties: Other long-term investments include investment by Torchmark subsidiaries in the United Group of Mutual Funds and certain other funds for which Waddell & Reed, Inc. is sole advisor. These investments were $26.2 million and $24.4 million at December 31, 1995 and 1994, respectively. Investment income derived from these investments is included in net investment income.

  Rental Income: Torchmark leases office space to Vesta, a 27% owned subsidiary. Total rental income received from Vesta was $494 thousand, $461 thousand, and $66 thousand, for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 19--SUPPLEMENTAL DISCLOSURES FOR CASH FLOW STATEMENT

  The following table summarizes Torchmark's noncash transactions, which are not reflected on the Statement of Cash Flow as required by GAAP:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                              1995  1994  1993
                                                              ----- ---- ------
    Treasury stock accepted for exercise of stock options.... $ -0- $-0- $2,480
    Paid in capital from tax benefit for stock option exer-
     cises...................................................   709  349  6,412
    Grant of options in conjunction with United Management
     merger..................................................   -0-  -0-  5,122


  The following table summarizes certain amounts paid during the period:

                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                        1995     1994     1993
                                                       ------- -------- --------
    Interest paid..................................... $82,642 $ 77,114 $ 64,193
    Income taxes paid................................. $99,298 $182,052 $133,392

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 20--SELECTED QUARTERLY DATA (UNAUDITED)

  The following is a summary of quarterly results for the two years ended December 31, 1995. The information is unaudited but includes all adjustments (consisting of normal accruals) which management considers necessary for a fair presentation of the results of operations for these periods.

                                               THREE MONTHS ENDED
                                  -----------------------------------------------
                                  MARCH 31,  JUNE 30,  SEPTEMBER 30, DECEMBER 31,
                                  ---------  --------  ------------- ------------
1995:
-----
Premium and policy charges......  $390,834   $384,759    $383,962      $386,728
Financial services revenue......    34,774     37,223      39,108        41,377
Net investment income...........    92,808     92,883      93,762       102,412
Realized investment gains (loss-
 es)............................      (920)       304     (15,700)        1,993
Total revenues..................   517,688    515,597     501,383       532,814
Policy benefits.................   253,369    252,640     252,547       250,780
Amortization of acquisition ex-
 penses.........................    50,185     49,936      51,150        52,796
Pretax income from continuing
 operations.....................   107,362    108,530      94,457       117,826
Income (loss) from discontinued
 operations.....................       288        569       2,017      (131,584)
Net income......................    68,621     70,023      60,974       (56,383)
Net income per common share from
 continuing operations..........      0.96       0.97        0.82          1.05
Net income per common share from
 discontinued operations........      0.00       0.01        0.03         (1.84)
Net income per common share.....      0.96       0.98        0.85         (0.79)
Net income per common share ex-
 cluding realized gains, the re-
 lated DPAC adjustment, and dis-
 continued operations...........      0.96       0.97        0.97          1.03
1994:
-----
Premium and policy charges......  $348,148   $340,166    $336,533      $364,027
Financial services revenue......    36,544     35,572      33,747        33,413
Net investment income...........    88,281     85,236      85,226        88,894
Realized investment gains (loss-
 es)............................    12,595     (9,304)     (1,278)       (4,564)
Total revenues..................   485,858    452,426     454,637       482,416
Policy benefits.................   232,482    222,924     223,757       242,114
Amortization of acquisition ex-
 penses.........................    49,822     40,106      41,327        46,852
Pretax income from continuing
 operations.....................   108,912     94,829      94,536        95,697
Income (loss) from discontinued
 operations.....................     2,606        461         421         1,644
Net income......................    75,572     64,903      64,698        63,773
Net income per common share from
 continuing operations..........      0.99       0.89        0.90          0.87
Net income per common share from
 discontinued operations........      0.04       0.00        0.01          0.02
Net income per common share.....      1.03       0.89        0.91          0.89
Net income per common share ex-
 cluding realized gains, the re-
 lated DPAC adjustment, and dis-
 continued operations...........      0.94       0.98        0.91          0.91

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

                                   PART III

            ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  Information required by this item is incorporated by reference from the sections entitled "Election of Directors," "Profiles of Directors and Nominees," "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act" in the Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 1996 (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission.

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

                                    PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)Index of documents filed as a part of this report:

                                                                      PAGE OF
                                                                    THIS REPORT
                                                                    -----------
  Financial Statements:
  Torchmark Corporation and Subsidiaries:
   Independent Auditors' Report....................................      30
   Consolidated Balance Sheet at December 31, 1995 and 1994........      31
   Consolidated Statement of Operations for each of the years in
    the three-year period ended December 31, 1995..................      32
   Consolidated Statement of Shareholders' Equity for each of the
    years in the three-year period ended December 31, 1995.........      33
   Consolidated Statement of Cash Flow for each of the years in the
    three-year period ended December 31, 1995......................      34
   Notes to Consolidated Financial Statements......................      35
  Schedules Supporting Financial Statements for each of the years in the three-year period ended December 31, 1995................
   II.Condensed Financial Information of Registrant (Parent Compa-
   ny).............................................................      67
   III.Supplementary Insurance Information (Consolidated)..........      70
   IV.Reinsurance (Consolidated)...................................      71

 Schedules not referred to have been omitted as inapplicable or not required by
                                Regulation S-X.

                                    EXHIBITS

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
  (3)(i) Restated Certificate of Incorporation of Torchmark Corpora-
         tion, as amended
    (ii) By-Laws of Torchmark Corporation, as amended (incorporated by reference from Exhibit 3(b) to Form 10-K for the fiscal year ended December 31, 1989)
  (4)(a) Specimen Common Stock Certificate (incorporated by reference from Exhibit 4(a) to Form 10-K for the fiscal year ended De-
         cember 31, 1989)
     (b) Trust Indenture dated as of February 1, 1987 between
         Torchmark Corporation and Morgan Guaranty Trust Company of
         New York, as Trustee (incorporated by reference from Exhibit
         4(b) to Form S-3 for $300,000,000 of Torchmark Corporation
         Debt Securities and Warrants (Registration No. 33-11816))
 (10)(a) Torchmark Corporation and Affiliates Retired Lives Reserve
         Agreement, as amended, and Trust (incorporated by reference from Exhibit 10(b) to Form 10-K for the fiscal year ended
         December 31, 1991)
     (b) Capital Accumulation and Bonus Plan of Torchmark Corpora-
         tion, as amended, (incorporated by reference from Exhibit
         10(c) to Form 10-K for the fiscal year ended December 31,
         1988)
     (c) Torchmark Corporation Supplementary Retirement Plan (incor-
         porated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1992)
     (d) Certified Copies of Resolutions Establishing Retirement Pol-
         icy for Officers and Directors of Torchmark Corporation,
         Providing for Advisory Directors, and Providing Retirement
         Benefits for Directors (incorporated by reference from Ex-
         hibit 10(e) to Form 10-K for the fiscal year ended December
         31, 1989)
     (e) Torchmark Corporation Restated Deferred Compensation Plan
         for Directors, Advisory Directors, Directors Emeritus and
         Officers, as amended (incorporated by reference from Exhibit
         10(e) to Form 10-K for the fiscal year ended December 31,
         1992)
     (f) The Torchmark Corporation 1987 Stock Incentive Plan
     (g) The 1984 Torchmark Corporation Stock Option Plan (incorpo-
         rated by reference from Form S-8 for The 1984 Torchmark Cor-
         poration Stock Option Plan (Registration No. 2-93760))
     (h) General Agency Contract between Liberty National Life Insur-
         ance Company and Independent Research Agency For Life Insur-
         ance, Inc. (incorporated by reference from Exhibit 10(i) to
         Form 10-K for the fiscal year ended December 31, 1990)
     (i) Form of Marketing and Administrative Services Agreement be-
         tween Liberty National Fire Insurance Company, Liberty Na-
         tional Insurance Corporation and Liberty National Life In-
         surance Company (incorporated by reference from Exhibit 10.2 to Form S-1 Registration Statement No. 33-68114)
     (j) Form of Deferred Compensation Agreement Between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Eligible to Participate in the Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         and to Retire Prior to December 31, 1986 (incorporated by
         reference from Exhibit 10(k) to Form 10-K for the fiscal
         year ended December 31, 1991)

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
     (k) Form of Deferred Compensation Agreement between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Eligible to Participate in the Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         and Not Eligible to Retire Prior to December 31, 1986 (in-
         corporated by reference from Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 1991)
     (l) Torchmark Corporation Supplemental Savings and Investment
         Plan (incorporated by reference from Exhibit 10(m) to Form
         10-K for the fiscal year ended December 31, 1992)
     (m) Service Agreement, dated as of January 1, 1991, between
         Torchmark Corporation and Liberty National Life Insurance
         Company (prototype for agreements between Torchmark Corpora-
         tion and other principal operating subsidiaries) (incorpo-
         rated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1992)
     (n) The Torchmark Corporation Pension Plan (incorporated by ref-
         erence from Exhibit 10(o) to Form 10-K for the fiscal year ended December 31, 1992)
     (o) United Investors Management Company Retirement Income Plan
         (incorporated by reference from Exhibit 10(p) to Form 10-K for the fiscal year ended December 31, 1992)
     (p) Waddell & Reed, Inc. Career Field Retirement Plan (incorpo-
         rated by reference from Exhibit 10(q) to Form 10-K for the fiscal year ended December 31, 1992)
     (q) United Investors Management Company 1986 Employee Stock In-
         centive Plan (incorporated by reference from Exhibit 10(r)
         to Form 10-K for the fiscal year ended December 31, 1993)
     (r) The Torchmark Corporation Savings and Investment Plan (in-
         corporated by reference from Exhibit 10(s) to Form 10-K for the fiscal year ended December 31, 1992)
     (s) United Investors Management Company Savings and Investment
         Plan (incorporated by reference from Exhibit 10(t) to Form
         10-K for the fiscal year ended December 31, 1992)
     (t) Credit Agreements dated as of December 6, 1994 among
         Torchmark Corporation, the Lenders and The First National
         Bank of Chicago, as Agent (364 Day and Five Year) (incorpo-
         rated by reference from Exhibit 10(t) to Form 10-K for the fiscal year ended December 31, 1995)
     (u) Coinsurance and Servicing Agreement between Security Benefit
         Life Insurance Company and Liberty National Life Insurance
         Company, effective as of December 31, 1995
     (v) Form of Deferred Compensation Agreement Between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Not Eligible to Participate in Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         (incorporated by reference from Exhibit 10(j) to Form 10-K for the fiscal year ended December 31, 1991)
 (11)    Statement re computation of per share earnings                    66
 (20)    Proxy Statement for Annual Meeting of Stockholders to be
         held April 25, 1996
 (21)    Subsidiaries of the registrant                                    66
 (23)(a) Consent of KPMG Peat Marwick LLP to incorporation by refer-
         ence of their audit report dated January 31, and February
         26, 1996 into Form S-8 of The Torchmark Corporation Savings and Investment Plan (Registration No. 2-76378)
     (b) Consent of KPMG Peat Marwick LLP to incorporation by refer-
         ence of their audit report dated January 31, and February
         26, 1996 into Form S-8 of The United Investors Management
         Company Savings and Investment Plan (Registration No. 2-
         76912)
     (c) Consent of KPMG Peat Marwick LLP to incorporation by refer-
         ence of their audit report dated January 31, and February
         26, 1996 into Form S-8 and the accompanying Form S-3 Pro-
         spectus of The 1984 Torchmark Corporation Stock Option Plan
         (Registration No. 2-93760)

                                                                       Page of
                                                                        this
                                                                       Report
                                                                       -------
     (d) Consent of KPMG Peat Marwick LLP to incorporation by refer-
         ence of their audit report dated January 31, and February
         26, 1996 into Form S-8 and the accompanying Form S-3 Pro-
         spectus of the Torchmark Corporation 1987 Stock Incentive
         Plan (Registration No. 33-23580)
     (e) Consent of KPMG Peat Marwick LLP to incorporation by refer-
         ence of their audit report dated January 31, and February
         26, 1996 into Form S-8 and the accompanying Form S-3 Pro-
         spectus of The Capital Accumulation and Bonus Plan of
         Torchmark Corporation (Registration No. 33-1032)
     (f) Consent of KPMG Peat Marwick LLP to incorporation by refer-
         ence of their audit report dated January 31, and February
         26, 1996 into Form S-8 of the Liberty National Life Insur-
         ance Company 401(k) Plan
 (24)    Powers of attorney
 (27)    Financial Data Schedule
 (99)(a) Form 11-K for The Torchmark Corporation Savings and Invest-
         ment Plan for the fiscal year ended December 31, 1995*
     (b) Form 11-K for The United Investors Management Company Sav-
         ings and Investment Plan for the fiscal year ended December
         31, 1995*
     (c) Form 11-K for The Liberty National Life Insurance Company
         401(k) Plan for the fiscal year ended December 31, 1995*

--------
*To be filed under cover of a Form 10K-A as an Amendment to Form 10-K for the fiscal year ended December 31, 1995.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the registrant during the fourth quarter of 1995.

(c)  Exhibits


Exhibit 11. Statement re computation of per share earnings

            TORCHMARK CORPORATION COMPUTATION OF EARNINGS PER SHARE

                                          1995           1994          1993
                                      -------------  ------------  ------------
Net income from continuing opera-
 tions..............................   $271,945,720  $263,814,601  $242,297,802
Income/(loss) of discontinued energy
 segment............................   (128,710,390)    5,131,667    37,278,339
Cumulative effect of changes in ac-
 counting principles................              0             0    18,402,739
                                      -------------  ------------  ------------
Net income..........................    143,235,330   268,946,268   297,978,880
Preferred dividends.................              0      (804,130)   (3,289,568)
                                      -------------  ------------  ------------
Adjusted net income.................   $143,235,330  $268,142,138  $294,689,312
                                      =============  ============  ============
Weighted average shares outstanding.     71,593,774    72,095,657    73,501,654
                                      =============  ============  ============
Primary earnings per share:
 From continuing operations.........  $        3.80  $       3.65  $       3.25
 From discontinued operations.......          (1.80)         0.07          0.51
 From cumulative effect of account-
  ing change........................           0.00          0.00          0.25
                                      -------------  ------------  ------------
  Net income........................  $        2.00  $       3.72  $       4.01
                                      =============  ============  ============

There were no common stock equivalents included in weighted average shares outstanding.

Exhibit 21. Subsidiaries of the Registrant

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

All other exhibits required by Regulation S-K are listed as to location in the "Index of documents filed as a part of this report" on pages 63 through 65 of this report. Exhibits not referred to have been omitted as inapplicable or not required.

                     TORCHMARK CORPORATION (PARENT COMPANY)
           SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEET
                             (AMOUNTS IN THOUSANDS)

                                                           DECEMBER 31,
                                                     ----------------------
                                                        1995        1994
                                                     ----------  ----------
Assets:
 Investments:
  Long-term investments--available for sale........  $    9,655  $   21,448
  Short-term investments...........................         994         806
                                                     ----------  ----------
 Total investments.................................      10,649      22,254
 Investment in affiliates..........................   2,820,323   2,404,431
 Due from affiliates...............................     105,887      85,387
 Accrued investment income.........................          94          83
 Other assets......................................       3,636       3,822
 Discontinued operations assets....................      61,109     108,467
                                                     ----------  ----------
  Total assets.....................................  $3,001,698  $2,624,444
                                                     ==========  ==========
Liabilities and shareholders' equity:
 Liabilities:
  Short-term debt..................................  $  189,248  $  250,000
  Long-term debt...................................     791,566     790,972
  Due to affiliates................................     195,193      97,523
  Other liabilities................................      43,643      50,294
                                                     ----------  ----------
  Total liabilities................................   1,219,650   1,188,789
 Monthly income preferred securities...............     193,096     193,052
 Shareholders' equity:
  Preferred stock..................................         -0-         -0-
  Common stock.....................................      73,784      73,784
  Additional paid-in capital.......................     139,754     139,045
  Unrealized investment gains (losses).............     140,338    (140,756)
  Retained earnings................................   1,325,534   1,267,545
  Treasury stock...................................     (90,458)    (97,015)
                                                     ----------  ----------
  Total shareholders' equity.......................   1,588,952   1,242,603
                                                     ----------  ----------
  Total liabilities and shareholders' equity.......  $3,001,698  $2,624,444
                                                     ==========  ==========



           See accompanying Notes to Condensed Financial Statements.

                             TORCHMARK CORPORATION
                                (PARENT COMPANY)
     SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
                       CONDENSED STATEMENT OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1995      1994      1993
                                                   --------  --------  --------
Net investment income............................  $  1,261  $  5,183  $  8,540
Realized investment gains (losses)...............   (23,516)   (4,422)    9,301
Other income.....................................        11        11    27,435
                                                   --------  --------  --------
  Total revenue..................................   (22,244)      772    45,276
General operating expenses.......................     7,823    14,442    15,174
Non-operating expenses--related to affiliates....         0   (71,417)   67,718
Reimbursements from affiliates...................   (13,260)  (15,218)  (18,599)
Interest expense.................................    91,825    79,762    64,859
                                                   --------  --------  --------
  Total expenses.................................    86,388     7,569   129,152
                                                   --------  --------  --------
Operating loss before income taxes and equity in
 earnings
 of affiliates...................................  (108,632)   (6,797)  (83,876)
Income taxes ....................................    37,363     2,022    29,391
                                                   --------  --------  --------
Net operating loss before equity in earnings of
 affiliates......................................   (71,269)   (4,775)  (54,485)
Equity in earnings of affiliates.................   326,822   271,992   360,991
Minority interests...............................         0         0   (11,073)
Monthly income preferred securities dividend.....   (10,317)   (2,137)        0
                                                   --------  --------  --------
  Net income from continuing operations..........   245,236   265,080   295,433
Income (loss) from discontinued operations of en-
 ergy segment....................................  (102,001)    3,866     4,797
Cumulative effect of changes in accounting prin-
 ciples..........................................       -0-       -0-    (2,251)
                                                   --------  --------  --------
  Net income.....................................  $143,235  $268,946  $297,979
                                                   ========  ========  ========


           See accompanying Notes to Condensed Financial Statements.

                             TORCHMARK CORPORATION
                               (PARENT COMPANY)
    SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(continued)
                       CONDENSED STATEMENT OF CASH FLOW
                            (AMOUNTS IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  1995       1994       1993
                                                ---------  ---------  ---------
Cash provided from operations before dividends
 from subsidiaries............................  $ (86,764) $ (48,378) $ (20,435)
 Cash dividends from subsidiaries.............    185,500    270,500    188,709
                                                ---------  ---------  ---------
Cash provided from operations.................     98,736    222,122    168,274
Cash provided from (used for) investing activ-
 ities:
 Disposition of investments...................        116    225,573    478,859
 Acquisition of investments...................     (1,556)  (202,579)  (526,421)
 Sale of subsidiaries.........................        -0-        -0-     76,744
 Investment in subsidiaries...................    (83,211)   (70,000)   (55,651)
 Purchase of minority interest................        -0-        -0-   (229,063)
 Purchase of American Income..................        -0-   (476,501)       -0-
 Loans to subsidiaries........................    (49,043)   (28,916)    (8,881)
 Repayment of loans by subsidiaries...........        -0-        -0-     31,924
 Net decrease (increase) in temporary invest-
  ments.......................................       (188)     1,529       (799)
 Additions to properties......................       (146)      (113)       (74)
                                                ---------  ---------  ---------
Cash used for investing activities............   (134,028)  (551,007)  (233,362)
Cash provided from (used for) financing activ-
 ities:
 Issuance of debt.............................        -0-    143,000    294,110
 Issuance of monthly income preferred securi-
  ties........................................        -0-    193,046        -0-
 Repayments of debt...........................    (60,752)       -0-    (88,000)
 Issuance of stock to subsidiaries............     77,766        -0-        -0-
 Issuance of stock............................      2,808      4,408      6,670
 Acquisitions of treasury stock...............        -0-   (106,054)   (41,897)
 Borrowed from subsidiaries...................    101,857    176,821*       -0-
 Repayment on borrowings from subsidiaries....     (5,500)       -0-    (24,000)
 Payment of dividends.........................    (80,887)   (82,336)   (83,646)
                                                ---------  ---------  ---------
Cash provided from financing activities.......     35,292    328,885     63,237
Net increase in cash..........................        -0-        -0-     (1,851)
Cash balance at beginning of period...........        -0-        -0-      1,851
                                                ---------  ---------  ---------
Cash balance at end of period.................  $     -0-  $     -0-  $     -0-
                                                =========  =========  =========

* Includes an $80.3 million note payable to subsidiary which was forgiven in 1994 in the form of a dividend from the subsidiary.

                             TORCHMARK CORPORATION
                               (PARENT COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (AMOUNTS IN THOUSANDS)

NOTE A--DIVIDENDS FROM SUBSIDIARIES

  Cash dividends paid to Torchmark from the consolidated subsidiaries were as follows:

                                                        1995     1994     1993
                                                      -------- -------- --------
       Consolidated subsidiaries..................... $185,500 $270,500 $188,709
                                                      ======== ======== ========

                             TORCHMARK CORPORATION
        SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION (CONSOLIDATED)
                             (AMOUNTS IN THOUSANDS)

                                                                     AMORTIZATION
                                                                     OF DEFERRED
                         PREMIUM AND    NET                             POLICY      OTHER
                           POLICY    INVESTMENT  OTHER     BENEFITS  ACQUISITION  OPERATING
                           CHARGES     INCOME    INCOME   AND CLAIMS    COSTS     EXPENSES
                         ----------- ---------- --------  ---------- ------------ ---------
FOR THE YEAR ENDED DE-
 CEMBER 31, 1995:
------------------------
 Insurance.............. $1,546,283   $384,619  $  3,111  $1,009,336   $205,509   $257,167
 Asset management.......                 4,021   180,001                            87,651
 Corporate..............                (3,418)  (14,309)                          106,653
 Eliminations and ad-
  justments.............                (3,357)  (29,469)                (1,442)   (25,567)
                         ----------   --------  --------  ----------   --------   --------
  Total................. $1,546,283   $381,865  $139,334  $1,009,336   $204,067   $425,904
                         ==========   ========  ========  ==========   ========   ========
FOR THE YEAR ENDED DE-
 CEMBER 31, 1994:
------------------------
 Insurance.............. $1,388,874   $331,679  $  3,821    $921,277   $172,493   $228,042
 Asset management.......                 2,443   165,259                            82,727
 Corporate..............                 8,103    (2,525)                           95,160
 Eliminations and ad-
  justments.............                 5,412   (27,729)                 5,614    (23,950)
                         ----------   --------  --------  ----------   --------   --------
  Total................. $1,388,874   $347,637  $138,826    $921,277   $178,107   $381,979
                         ==========   ========  ========  ==========   ========   ========
FOR THE YEAR ENDED DE-
 CEMBER 31, 1993:
------------------------
 Insurance.............. $1,492,910   $341,659  $  3,945    $971,556   $188,283   $352,833
 Asset management.......                 4,620   163,831                            95,066
 Corporate..............                21,589    65,301                            86,160
 Eliminations and ad-
  justments.............                   626   (27,635)               (1,210)    (27,800)
                         ----------   --------  --------  ----------   --------   --------
  Total................. $1,492,910   $368,494  $205,442    $971,556   $187,073   $506,259
                         ==========   ========  ========  ==========   ========   ========

                             TORCHMARK CORPORATION
                    SCHEDULE IV. REINSURANCE (CONSOLIDATED)
                             (AMOUNTS IN THOUSANDS)

                                                                      PERCENTAGE
                                       CEDED    ASSUMED               OF AMOUNT
                            GROSS    TO OTHER  FROM OTHER     NET      ASSUMED
                           AMOUNT    COMPANIES COMPANIES    AMOUNT      TO NET
                         ----------- --------- ---------- ----------- ----------
FOR THE YEAR ENDED DE-
 CEMBER 31, 1995:
----------------------
Life insurance in force  $80,377,021 $636,961   $ 14,355  $79,754,415    0.0%
                         =========== ========   ========  ===========   =====
Premiums:*
 Life insurance......... $   702,993 $  3,305   $  4,283  $   703,971    0.6%
 Health insurance.......     761,573   10,985        -0-      750,588    0.0%
                         ----------- --------   --------  -----------
  Total premiums........ $ 1,464,566 $ 14,290   $  4,283  $ 1,454,559    0.3%
                         =========== ========   ========  ===========   =====
FOR THE YEAR ENDED DE-
 CEMBER 31, 1994:
----------------------
Life insurance in force  $74,834,644 $633,485   $ 23,570  $74,224,729    0.0%
                         =========== ========   ========  ===========   =====
Premiums:*
 Life insurance......... $   535,141 $  4,386   $  1,316  $   532,071    0.2%
 Health insurance.......     781,207   12,493        -0-      768,714    0.0%
                         ----------- --------   --------  -----------
  Total premiums........ $ 1,316,348 $ 16,879   $  1,316  $ 1,300,785    0.1%
                         =========== ========   ========  ===========   =====
FOR THE YEAR ENDED DE-
 CEMBER 31, 1993:
----------------------
Life insurance in force  $61,349,446 $594,416   $ 17,487  $60,772,517    0.0%
                         =========== ========   ========  ===========   =====
Premiums:*
 Life insurance......... $   488,632 $  4,862   $    576  $   484,346    0.1%
 Health insurance.......     814,456   14,621        -0-      799,835    0.0%
 Property and liability
  insurance.............      78,512   60,245    104,790      123,057   85.2%
                         ----------- --------   --------  -----------
  Total premiums........ $ 1,381,600 $ 79,728   $105,366  $ 1,407,238    7.5%
                         =========== ========   ========  ===========   =====

--------
* Excludes policy charges

                                  SIGNATURES

  Pursuant to the requirements of Section 12 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Torchmark Corporation

                                 /s/ R.K. Richey
                     By: ________________________________
                           R.K. RICHEY, CHAIRMAN,
                     CHIEF EXECUTIVE OFFICER AND DIRECTOR

                               /s/ Keith A. Tucker
                     By: ________________________________
                  KEITH A. TUCKER, VICE CHAIRMAN AND DIRECTOR
                         (PRINCIPAL FINANCIAL OFFICER)

                               /s/ Gary L. Coleman
                     By: ________________________________
                         GARY L. COLEMAN, VICE PRESIDENT
                           AND CHIEF ACCOUNTING OFFICER
                          (PRINCIPAL ACCOUNTING OFFICER)

Date: March 20, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           /s/ J.P. Bryan*                        /s/ Harold T. McCormick*
By: ________________________________       By: ________________________________
             J.P. BRYAN                              HAROLD T. MCCORMICK
              DIRECTOR                                     DIRECTOR

        /s/ Joseph M. Farley*                      /s/ Joseph W. Morris*
By: ________________________________       By: ________________________________
          JOSEPH M. FARLEY                           JOSEPH W. MORRIS
              DIRECTOR                                   DIRECTOR

        /s/ Louis T. Hagopian*                     /s/ George J. Records*
By: ________________________________       By: ________________________________
         LOUIS T. HAGOPIAN                          GEORGE J. RECORDS
              DIRECTOR                                   DIRECTOR

           /s/ C.B. Hudson*                      /s/ Yetta G. Samford, Jr.*
By: ________________________________       By: ________________________________
             C.B. HUDSON                            YETTA G. SAMFORD, JR.
              DIRECTOR                                   DIRECTOR

      /s/ Joseph L. Lanier, Jr.*
By: ________________________________
       JOSEPH L. LANIER, JR.
             DIRECTOR


Date: March 20, 1996

         /s/ Gary L. Coleman
*By: _______________________________
   GARY L. COLEMAN ATTORNEY-IN-FACT

Date: March 20, 1996