Form 10-Q
period 1996-03-31
TORCHMARK CORP
filed 1996-05-15
CIK 320335

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  March 31, 1996      Commission File Number     1-8052


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

                                                     Yes X  No____

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.



     CLASS                                  OUTSTANDING AT APRIL 30, 1996
Common Stock, $1.00 Par Value                            71,749,365

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
                       (Amounts in thousands)

                                                          March 31,  December 31
                                                         ----------- -----------
                                                             1996        1995
Assets:                                                  ----------- -----------
- ------
Investments:
  Fixed maturities, available for sale, at fair
  value (amortized cost:  1996 - $5,032,753;
  1995 - $4,984,223)                                     $5,086,548  $5,210,224
  Equity securities, at fair value
   (cost: 1996 - $4,133; 1995 - $4,758)                       8,281      10,551
  Mortgage loans, at cost (estimated fair
   value:  1996 - $57,121; 1995 - $50,686)                   60,301      52,274
  Investment real estate, at depreciated cost               143,633     143,356
  Policy loans                                              196,181     193,877
  Other long-term investments (at fair value)                95,668      95,744
  Short-term investments                                    106,029      72,847
                                                          ----------- ----------
    Total investments                                     5,696,641   5,778,873

Cash                                                          6,582      13,158
Investment in unconsolidated subsidiaries                    78,948      76,101
Accrued investment income                                    86,498      82,006
Other receivables                                           113,046     122,108
Deferred acquisition costs                                1,169,154   1,121,325
Value of insurance purchased                                268,431     277,297
Property and equipment                                       46,769      47,185
Goodwill                                                    551,773     555,517
Other assets                                                 32,768      30,304
Discontinued operations assets                              138,077     174,386
Separate account assets                                   1,171,114   1,085,844
                                                         ----------- ----------
    Total assets                                         $9,359,801  $9,364,104
                                                         =========== ==========
Liabilities and Shareholders' Equity:
- ------------------------------------
Liabilities:
  Future policy benefits                                 $4,624,685  $4,566,850
  Unearned and advance premiums                              82,981      83,473
  Policy claims and other benefits payable                  208,644     209,773
  Other policyholders' funds                                 77,813      77,039
                                                         ----------- ----------
    Total policy liabilities                              4,994,123   4,937,135

  Accrued income taxes                                      352,386     362,005
  Short-term debt                                           102,960     189,372
  Long-term debt (estimated fair value:
    1996 - $810,109; 1995 - $860,258)                       792,067     791,988
  Other liabilities                                         207,596     215,712
  Separate account liabilities                            1,171,114   1,085,844
                                                         ----------- ----------
    Total liabilities                                     7,620,246   7,582,056

Monthly income preferred securities (estimated
  fair value:  1996 - $209,040; 1995 - $217,040)            193,109     193,096

Shareholders' equity:
  Preferred stock                                                 0           0
  Common stock                                               73,784      73,784
  Additional paid-in capital                                140,186     139,754
  Unrealized investment gains, net of tax                    39,717     140,338
  Retained earnings                                       1,379,354   1,325,534
  Treasury stock, at cost                                   (86,595)    (90,458)
                                                         ----------- ----------
    Total shareholders' equity                            1,546,446   1,588,952
                                                         ----------- ----------
    Total liabilities and shareholders' equity           $9,359,801  $9,364,104
                                                         =========== ==========

          See accompanying Notes to Consolidated Financial Statements.

                              TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Amounts in thousands, except per share data)



                                                          Three months ended
                                                               March 31,
                                                          --------------------
                                                             1996        1995
                                                          ---------   ---------

Revenue:
  Life premium                                             $209,307    $188,298
  Health premium                                            187,131     197,560
  Other premium                                               5,750       4,976
                                                          ---------   ---------
     Total premium                                          402,188     390,834

  Financial services revenue                                 44,337      34,774
  Net investment income                                      99,417      92,808
  Realized investment gains                                   4,713        (920)
  Other income                                                  168         192
                                                          ---------   ---------
     Total revenue                                          550,823     517,688

Benefits and expenses:
  Life policyholder benefits                                136,406     122,315
  Health policyholder benefits                              115,281     119,413
  Other policyholder benefits                                12,615      11,641
                                                          ---------   ---------
     Total policyholder benefits                            264,302     253,369

  Amortization of deferred
    acquisition costs                                        55,457      50,185
  Commissions and premium taxes                              36,012      37,933
  Financial services selling expense                         12,286       8,810
  Other operating expense                                    40,082      34,572
  Amortization of goodwill                                    3,744       3,744
  Interest expense                                           19,644      21,713
                                                          ---------   ---------
     Total benefits and expenses                            431,527     410,326
                                                          ---------   ---------

  Pre-tax operating income                                  119,296     107,362

Income tax                                                  (43,643)    (38,381)
Equity in earnings of
  unconsolidated subsidiaries                                 3,040       1,925
Monthly income preferred
  securities dividend                                        (2,419)     (2,573)
                                                          ---------   ---------
Net income from continuing operations                        76,274      68,333
Discontinued operations of energy segment (after tax)             0         288
                                                          ---------   ---------
     Net income                                             $76,274     $68,621
                                                          =========   =========


Net income per share:
     Continuing operations                                    $1.06       $0.96
     Discontinued operations of energy segment                 0.00        0.00
                                                          ---------   ---------
          Net income per share                                $1.06       $0.96
                                                          =========   =========




         See accompanying Notes to Consolidated Financial Statements.

                       TORCHMARK CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOW
                       (Amounts in thousands)


                                                            Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                             1996        1995
                                                          --------    ---------
Cash provided from operations                              $125,866    $119,772


Cash provided from (used for) investment activities:
  Investments sold or matured:
    Fixed maturities available for sale - sold               37,398      74,089
    Fixed maturities available for sale - matured            86,861      68,284
    Other long-term investments                               6,296       1,887
                                                          ---------   ---------
      Total investments sold or matured                     130,555     144,260

  Investments acquired:
    Fixed maturities                                       (168,310)   (168,826)
    Other long-term investments                             (14,825)    (39,891)
                                                          ---------   ---------
      Total investments acquired                           (183,135)   (208,717)

  Net decrease (increase) in short-term investments         (33,182)     (1,554)
  Dividend from discontinued affiliate                       35,625           0
  Disposition of properties                                      27         288
  Additions to properties                                    (1,250)     (1,408)
                                                          ---------   ---------
Cash used for investment activities                         (51,360)    (67,131)


Cash provided from (used for) financing activities:
  Issuance of common stock                                    2,192         540
  Repayments of debt                                        (86,477)    (71,686)
  Cash dividends paid to shareholders                       (20,785)    (20,030)
  Net receipts from deposit product operations               23,988      35,186
                                                          ---------   ---------
Cash used for financing activities                          (81,082)    (55,990)


Net increase (decrease) in cash                              (6,576)     (3,349)
Cash at beginning of year                                    13,158      11,298
                                                          ---------   ---------
Cash at end of period                                        $6,582      $7,949
                                                          =========   =========

        See accompanying Notes to Consolidated Financial Statements.

                          TORCHMARK CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Amounts in thousands)

NOTE A - Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at March 31, 1996 and the consolidated results of operations for the periods ended March 31, 1996 and 1995.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


                            Operating Results

     Net income per share from continuing operations for Torchmark Corporation ("Torchmark") was $1.06 for the first quarter of 1996, compared with $.96 per share for the same period of 1995, an
increase of 10%.    After exclusion of realized investment gains or
losses in both periods and the related adjustment to deferred acquisition costs, both net of taxes, per share earnings from continuing operations were $1.03 in the 1996 quarter, compared with $.96 in the same quarter of 1995, an increase of 7%. Net income per share, including discontinued operations, was also $1.06 versus $.96 for the same period. Net income was $76 million in the 1996 quarter, increasing 11% from $69 million in the comparable 1995 period.

     Revenues rose $33 million or 6% to $551 million in the 1996 period. Growth in life premium accounted for $21 million of the increase, gaining 11% to $209 million. Life premium comprised 52% of total premium in 1996, compared with 48% in the 1995 period. Health premium declined $10 million or 5% to $187 million. The growth in life premium relative to total premium underscores Torchmark's increased emphasis on life products. Financial services revenues and net investment income also contributed to revenue growth. Financial services revenues gained 28% or $9.6 million to $44 million, while net investment income rose 7% or $6.6 million to
$99 million.     Operating expense increased $5.5 million or 16% to
$40 million. This increase was caused by an increase in litigation expense. Interest expense declined $2 million or 10% due primarily to lower average short-term debt, resulting from debt paydowns in 1995 and in the 1996 period. A discussion of Torchmark's operations follows under the appropriate captions.

     Life insurance. Premium for life insurance rose 11% to $209 million in the first quarter of 1996, from $188 million for the same period of the prior year. Annualized life premium in force increased 11% over the prior year and stood at $904 million at March 31, 1996, compared with $815 million a year earlier.
Included in the 1996 in force is a block of life insurance with annualized premium of $21 million that was purchased at the end of
1995.   Growth in premium and annualized premium in force has been attributable to the above-mentioned purchase and increased sales of life products during the preceding twelve-month period over the same period a year earlier. During this period, sales grew 32% in
terms of annualized premium issued.   For the first quarter of
1996, life sales were $54 million, increasing 5% over the comparable 1995 period. Benefits as a percentage of premium were stable in both periods at 65%. Acquisition expense as a percentage of premium increased from 16% in 1995 to 17% in 1996 because of the increase in proportion of American Income's premium to total premium. American Income has a higher acquisition expense ratio because acquisition expense consists largely of value of insurance purchased, which has higher amortization relative to deferred acquisition costs.

     Health insurance.   Torchmark's health insurance premium
declined 5% to $187 million for the 1996 three-month period. Annualized health insurance premium in force declined to $752 million at March 31, 1996, or 5% from $794 million at the same date a year earlier. Sales of health insurance, as measured by annualized premium issued, declined 10% from $28 million in the first three months of 1995 to $25 million in the 1996 period. However, first quarter 1996 health insurance sales rose 9% over the fourth quarter of 1995. Medicare Supplement annualized premium in force of $531 million represented 71% of total annualized health premium in force at March 31, 1996. Medicare Supplement annualized premium in force increased slightly over year-end 1995 premium in force of $530 million. In the three months of 1996, sales of Medicare Supplement annualized premium of $17.3 million declined 7% over the three months of 1995. Declines in Medicare Supplement sales were experienced during 1995 and early 1996 primarily because of increased competition. Cancer annualized premium in force grew slightly from $114 million to $115 million at March 31, 1996. Other non-Medicare Supplement health insurance annualized premium in force has declined 9% period-over-period, from $118 million at March 31, 1995 to $107 million at the same date in 1996.

     Annuities. Torchmark sells annuities on both a fixed and a variable basis. Fixed annuity collections were $21 million in the 1996 period, slightly lower than the $22 million collected in the 1995 period. Collections of variable annuities rose 46% from $34 million in the 1995 quarter to $49 million in the 1996 period. Fixed annuities on deposit with Torchmark were $938 million at March 31, 1996, gaining 16% over the same date a year ago. This increase was a result of strong sales growth in 1995. The variable annuity balance on deposit rose 50% to $1.1 billion during the same period. Growth in the variable account balance was a result of strong financial markets primarily in 1995 as well as additional collections. Policy charges for annuities were $4.7 million in the 1996 first three months compared to $3.8 million for the 1995 period, rising 23%. Policy charges are assessed against the annuity account balance periodically for insurance risk, sales,
administration, and surrender.   The increase in policy charges
resulted primarily from the growth in variable annuities over the prior-year period.

     Investment.   Torchmark's investment income rose 7% for the
first quarter to $99.4 million from $92.8 million for the 1995 quarter. Mean invested assets at amortized cost were $5.6 billion for the 1996 quarter, increasing 6% over the prior period. Asset holdings for both 1995 and 1996 have been adjusted to reflect the reclassification of certain energy investments as discontinued operations. The increase in investment income is primarily attributed to the increase in invested assets.

     After declining steadily throughout 1995, interest rates rose sharply during the first quarter of 1996, impacting yields available on investment commitments and decreasing the market valuation of the Torchmark fixed income portfolio. Investment acquisitions in the first quarter of 1996 totaled $168 million, and were placed in fixed-income assets with a weighted average yield of
6.5%.   As a comparison,  in the first quarter of 1995,
acquisitions of fixed-income investments totaled $169 million, had an average yield of 8.0%.

     Increasing interest rates reduced the market value of the fixed-income holdings by $172 million in the first quarter of 1996. At the end of the quarter, the $5.1 billion portfolio had an unrealized gain of $54 million. This compares with an unrealized loss of $81 million at the end of the first quarter of 1995 and an unrealized gain of $226 million at the end of 1995.

     Financial services. Financial services revenues grew 28% to $44 million for the first quarter of 1996 over the prior period. Commission revenues from investment product sales gained 44% from $12.6 million in the 1995 three months to $18.2 million for the 1996 period. Investment product sales were $405 million in the 1996 period compared to $255 million in the same period of 1995, growing 59%. Sales of United Funds rose 42%, Waddell & Reed Funds tripled, and variable annuities gained 47%. Asset management fees, the largest component of financial services revenues, rose 29% to $25 million. These fees are based on the amount of assets under management. Average assets under management rose 25% in the 1996 quarter versus the same 1995 period. Assets under management were $19.1 billion at March 31, 1996, $18.3 billion at year-end 1995, and $15.5 billion at March 31, 1995. Commissions from the sale of insurance products increased 8% to $3.5 million. Service fees increased 6% to $6 million. The sum of all financial services revenue components is greater than total financial services revenue because the portion of commission related to sales of the insurance products of United Investors Life Insurance Company is eliminated in consolidation. Financial services' pretax profit margins remained steady at 52% of revenues in the 1996 period compared with 51% in the prior-year period.

     Discontinued Energy Operations. In 1995, Torchmark decided to sell Torch Energy Advisors Incorporated ("TEAI"), its energy management subsidiary. Torchmark is currently negotiating the
disposal of this subsidiary through a management-led buyout.   It
is anticipated that total consideration will be approximately $108 million and that there will be a small gain from the transaction. It is expected that the sale will be consumated by the third quarter of 1996. Additionally, as announced in early 1996, Torchmark also intends to sell its Black Warrior coalbed methane development and certain other energy investments. It is expected
that these investments will be sold by year-end 1996.   All energy
operations to be sold have been classifsied as discontinued operations in the financial statements.



                          Financial Condition


     Liquidity. Torchmark's high level of liquidity is evidenced by its positive cash flow, its marketable investments, and the availability of a line of credit facility. Torchmark's cash inflows from operations, after deduction of current operating requirements, and including net cash inflows from deposit product operations were $150 million in the first three months of 1996, compared with $155 million in the same period of 1995, resulting in a 3% decline. In addition to cash flows from operations, Torchmark received $86 million in fixed-maturity repayments during the 1996 three-month period that were either scheduled maturities or unscheduled GNMA principal repayments.

     At the end of March, 1996, Torchmark had $113 million in cash and short-term investments, compared with $86 million at December 31, 1995. Cash and short-term investments represented 1.2% of total assets at March 31, 1996, compared with less than 1% at year-end
1995.     In addition, Torchmark's entire portfolio of fixed-income
and equity securities, in the amount of $5.1 billion at market value on March 31, 1996, is available for sale should a need arise.

     Torchmark's line of credit facility, which is also designed as a backup credit line for a commercial paper program, provides credit up to a maximum amount of $400 million. Terms of the facility permit borrowing up to the maximum amount at variable interest rates. Torchmark is subject to certain covenants regarding capitalization and earnings, with which Torchmark was in full compliance at March 31, 1996. At that date, Torchmark had outstanding $103 million on the facility, compared with $189 million at December 31, 1995.

     Capital resources. Torchmark's debt stood at $895 million at March 31, 1996, compared with $981 million at December 31, 1995 and $970 million at March 31, 1995. Debt as a percentage of total capitalization was 34% at March 31, 1996, counting the Monthly Income Preferred Securities as equity and excluding the effects on equity of an accounting rule requiring market revaluation of fixed securities and an adjustment to deferred acquisition costs based on changes in interest rates in the financial markets. The debt to capitalization ratio was 37% at both year-end 1995 and at March 31, 1995. The 3% decline in this ratio since year-end 1995 resulted from the paydown in short-term debt of $86 million accompanied by an increase in adjusted equity.

       Shareholders' equity was $1.5 billion at March 31, 1996, declining $43 million since 1995 year end. Book value per share was $21.55 at quarter end, compared with $22.17 at year-end 1995. Shareholders' equity is greatly impacted by the previously-mentioned accounting rule that requires equity to be adjusted for the fluctuations in the market values of fixed investments and deferred acquisition costs based on changes in interest rates. After adjusting shareholders' equity to remove the effects of rate fluctuations on an after-tax basis, shareholders' equity for the 1996 period increased $60 million or 4% over year-end 1995 to $1.5 billion at March 31, 1996. Shareholders' equity rose $85 million or 6% since March 31, 1995, on an adjusted basis. This 6% growth was achieved in spite of the $130 million writedown of Torchmark's Black Warrior investment in the fourth quarter of 1995. The adjustment also resulted in book value of $21.15 per share at the end of first quarter 1996, compared with $20.33 at year-end 1995 and $20.01 at March 31, 1995. Annualized return on common equity, adjusted to exclude the effects of the accounting rule, was 20.5% for the 1996 three-month period, compared with 19.4% for the same period of 1995.



                        Part II - Other Information

Item 1.  Legal Proceedings

     Torchmark and its subsidiaries continue to be named parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a defendant. As a practical matter, a jury's discretion regarding the amount of a punitive damage award is not limited by any clear, objective criteria under Alabama law. As of March 31, 1996, Liberty was a party to approximately 259 active lawsuits (including 31 employment related cases and excluding interpleaders and stayed cases), more than 233 of which were Alabama proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

     Torchmark previously reported the entry of an Order and Final Judgment by the Circuit Court of Barbour County, Alabama in Robertson v. Liberty National Life Insurance Company, (Case No. CV-92-021) approving a cancer policy class action settlement involving legal and equitable relief valued at a total of $55 million. The cost of this settlement increases over time as Liberty is prohibited from increasing premium rates on this block of business for one year from the final binding affirmance by the Alabama Supreme Court. This aspect of the settlement is expected to cost Torchmark an additional $2.5 million before tax in each quarter going forward until one year after the final binding affirmance by the Alabama Supreme Court.

     In July 1994, certain intervenors in the Robertson litigation filed a notice of appeal of the Order and Final Judgment approving class certification and the settlement with the Supreme Court of Alabama. Oral argument on the appeal was held July 7, 1995 and on December 22, 1995, the Supreme Court unanimously affirmed the Robertson class action settlement. On February 16, 1996, the Alabama Supreme Court issued a notice overruling the petition for a rehearing in Robertson filed by certain intervenors. A petition for writ of certiorari to the Supreme Court of the United States has been filed by certain intervenors.

     Liberty has recently been served with 5 individual cancer policy lapse-issue lawsuits, filed in the Circuit Court of George County, Mississippi. The Company believes these cases should remain stayed pending the resolution of the petition for writ of certiorari in Robertson. There are 77 similar individual cases in all jurisdictions which have been previously stayed as a result of the pendency of the class action.

     On March 17, 1994, litigation was filed against Liberty, certain officers and present and former directors of Torchmark and KPMG Peat Marwick LLP, independent public accountants of Torchmark and its subsidiaries, in the Circuit Court of Marion County, Alabama (Miles v. Liberty National Life Insurance Company, Civil Action No. CV-94-67). The lawsuit asserted that it was brought on behalf of a class comprised of the shareholders of Torchmark. The complaint alleged a failure to timely and adequately report allegedly material contingent liabilities arising out of insurance policy litigation involving Liberty. Compensatory and punitive damages in a unspecified amount were sought.

     In April 1994, the complaint in Miles was amended to add an additional shareholder plaintiff and to name Torchmark as a defendant. The Miles case was dismissed upon the joint motion of all parties in September 1995. A second similar action (Oakley v. Torchmark Corporation, Case No. CV-94-47), filed on August 16, 1994 in the Circuit Court of Bibb County, Alabama, was dismissed by the plaintiff without prejudice. A third such action was filed on December 30, 1994, in the United States District Court for the Southern District of Alabama. This action, which seeks punitive damages, was subsequently transferred to the United States District Court for the Northern District of Alabama (Dismukes v. Torchmark Corporation, Case No. CV-94-1006-P-M). On April 11, 1996 the Court entered an order granting partial summary judgment on behalf of defendants. Claims for damages based on Section 10b-5 of the Securities Exchange Act of 1934, on state securities laws and for common law fraud remain pending in the case.

     A purported class action was filed on August 8, 1995, against Liberty in the Circuit Court of Jefferson County, Alabama on behalf of Liberty cancer policyholders eligible for Medicare who submitted claims during the approximately two month period from September to November 1993 (Adkins v. Liberty National Life Insurance Company, Case No. CV-95-05634). For a two month period beginning in September 1993, in reliance on federal law concerning the amount health care providers could collect from Medicare eligible individuals, Liberty limited the payment of benefits to such individuals to the amounts collectible under federal law. In November 1993, Liberty discontinued this practice and recalculated and repaid all claims in full as it had prior to September 1993
together with interest.    The claims made in Adkins are identical
to the individual claims in Allen v. Liberty National Life Insurance Company, (Case No. CV-94-3634), the remitted verdict of which is currently being appealed to the Alabama Supreme Court by Liberty. More than 400 (and perhaps as many as 1,000) individuals appear to fit the proposed claim definition in Adkins. Punitive damages for mental anguish appear to be sought on behalf of the class. A class certification hearing is set for June 7, 1996. The Company intends to oppose class certification and to vigorously defend the case.

     On August 25, 1995, a purported class action was filed against Torchmark, Globe, United American and certain officers of these companies in the United States District Court for the Western District of Missouri on behalf of all former agents of Globe (Smith v. Torchmark Corporation, Case No.: 95-3304-CV-S-4). This action alleges that the defendants breached independent agent contracts with the plaintiffs by treating them as captive agents and engaged in a pattern of racketeering activity wrongfully denying income and renewal commissions to the agents, restricting insurance sales, mandating the purchase of worthless leads, terminating agents without cause and inducing the execution of independent agent contracts based on misrepresentations of fact. Monetary damages in an unspecified amount are sought. A plaintiff class was certified by the District Court on February 26, 1996, although the certification does not go to the merit of the allegations in the complaint. Discovery is currently proceeding in this case. The companies intend to vigorously defend this action.

     It has been previously reported that Liberty is a party to individual lawsuits and one purported class action (Carlton v. Liberty National Life Insurance Company, Case No. CV-96-22) in the State of Alabama in which allegations are made that an interest sensitive life insurance policy would become paid-up or self-sustaining after a specified number of years. Currently, Liberty is a party to 81 individual interest sensitive cases, 54 of which were filed by a single lawyer in Chambers County, Alabama. Additionally, Torchmark has previously reported the case of Lawson
v. Liberty National Life Insurance Company, filed in the Circuit Court of Jefferson County, Alabama (Civil Action No.: CV-96-01119), where the plaintiffs seek class certification on behalf of persons who were induced to exchange life insurance policies or the existing policy's cash value was depleted. Liberty is currently evaluating its defense strategy.

     In 1978, the United States District Court for the Northern District of Alabama entered a final judgment in Battle v. Liberty National Life Insurance Company, et al (CV-70-H-752-S), class action litigation involving Liberty, a class composed of all owners of funeral homes in Alabama and a class composed of all insureds (Alabama residents only) under burial or vault policies issued, assumed or reinsured by Liberty. The final judgment fixed the rights and obligations of Liberty and the funeral directors authorized to handle Liberty burial and vault policies as well as reforming the benefits available to the policyholders under the policies. It remains in effect to date. A motion filed in February 1990 to challenge the final judgement under Federal Rule of Civil Procedure 60(b) was rejected by both the District Court in 1991 and the Eleventh Circuit Court of Appeals in 1992 and a Writ of Certiorari was denied by the U.S. Supreme Court in 1993.

     In November 1993, an attorney (purporting to represent the funeral director class) filed a petition in the District Court seeking "alternative relief" under the final judgment. This petition was voluntarily withdrawn on November 8, 1995, by petitioners. On February 23, 1996, Liberty filed a petition with the District Court requesting that it order certain contract funeral directors to comply with their obligations under the Final Judgment in Battle and their funeral service contracts. A petition was filed on April 8, 1996 on behalf of a group of funeral directors seeking to modify the 1978 decree in Battle in light of changed economic circumstances. Liberty opposes this petition and will vigorously defend the validity of the Final Judgment in Battle.

     Torchmark has previously reported the filing of purported class action litigation against the Company, its subsidiary Torch Energy Advisors Incorporated and certain Torch Energy subsidiaries and affiliated limited partnerships in the Circuit Court of Pickens County, Alabama (Pearson v. Torchmark Corporation, Case No. CV-95-
140). Improper payment of royalties and overriding royalties on coalbed methane gas produced and sold from wells in the Robinson's Bend Coal Degasification Field is asserted in this lawsuit. On April 11, 1996, Torchmark's motion to change venue was granted and the case has been transferred to the Circuit Court of Tuscaloosa County, Alabama. The Company's motion to dismiss remains pending.

     Based upon information presently available, and in light of legal and other defenses available to Torchmark and its subsidiaries, contingent liabilities arising from the threatened and pending litigation are not presently considered by management to be material. It should be noted, however, that the frequency of large punitive damage awards bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly in Alabama, continues to increase universally, creating the potential for unpredictable material adverse judgments in any given punitive damage suit.


Item 5.  Other Information.

     On April 19, 1996, a $5 million punitive judgment was entered against Liberty by a jury in a Mobile County, Alabama Circuit Court in Strickland v. Liberty National Life Insurance Company, Case No. 95-1399. No compensatory damages were recoverable and only $100 in "nominal" damages were awarded in the case. The case arose out of the termination of several existing policies and the purchase of newer coverage. The old policies provided $11,000 face amount of insurance, plus additional benefits for accidental death and dismemberment. The newer coverage consisted of a $100,000 base policy plus a paid-up rider. The cash value of the old policies were used to purchase approximately $10,000 of paid up coverage for natural death, but did not include any of the additional coverages. The plaintiff alleged the existence of the additional benefits in some of the older policies was suppressed at the time the newer coverage was purchased. The accidental death and dismemberment benefits would have terminated at age 65, although the plaintiff was 68 when the case was tried.

     Since the verdict in Strickland, the Circuit Court of Mobile County, Alabama has entered an order placing all Liberty cases on an administrative docket. Liberty has 61 active cases and 66 stayed cancer policy cases pending in Mobile County. Since 1991, approximately 330 cases have been filed against Liberty in Mobile County. The order removes all cases from the active trial docket and suspends discovery after May 15, 1996, except upon order of the Court. The special master is to have "responsibility for all discovery matters, including consolidation where appropriate and conducting unified settlement conferences."


Item 6.  Exhibits and Reports on Form 8-K.



     (a)  Exhibits
          (11) Statement re computation of per share earnings.

     (b)  Reports on Form 8-K.
          (i) Form 8-K dated January 15, 1996, reporting updated status of Robertson and Mitcham litigation. No financial statements were required to be filed.

          (ii) Form 8-K dated February 1, 1996, filing press release of even date reporting 1995 earnings of Torchmark Corporation. No financial statements were required to be filed.

         (iii) Form 8-K dated March 13, 1996, reporting Lawson v.
               Liberty National Life Insurance Company. No financial statements were required to be filed.



                          SIGNATURES



     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              TORCHMARK CORPORATION


Date:  5/14/96                /s/ R. K. Richey
                              ___________________________________
                              R. K. Richey, Chairman and Chief
                              Executive Officer


Date:  5/14/96                /s/ Gary L. Coleman
                              ___________________________________
                              Gary L. Coleman, Vice President and
                              Chief Accounting Officer