Form 10-Q/A
TORCHMARK CORP
filed 1996-05-20
CIK 320335

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

                        Part II - Other Information

Item 1.  Legal Proceedings

This item is amended to update litigation disclosure.

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

     It has been previously reported that Liberty is a party to individual lawsuits and one purported class action (Carlton v. Liberty National Life Insurance Company, Case No. CV-96-22) in the State of Alabama in which allegations are made that an interest sensitive life insurance policy would become paid-up or self-sustaining after a specified number of years. Currently, Liberty is a party to 81 individual interest sensitive cases, 54 of which were filed by a single lawyer in Chambers County, Alabama. Additionally, Torchmark has previously reported the case of Lawson
v. Liberty National Life Insurance Company, filed in the Circuit Court of Jefferson County, Alabama (Civil Action No.: CV-96-01119), where the plaintiffs seek class certification on behalf of persons who were induced to exchange life insurance policies or the existing policy's cash value was depleted. On May 15, 1996, the Circuit Court of Jefferson County, Alabama entered an order conditionally certifying a plaintiffs class in Lawson in order to preserve the Court's jurisdiction over the class action question, subject to a full evidentiary hearing on class certification at a future date yet to be determined.

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

                              TORCHMARK CORPORATION


Date:  5/17/96                /s/ William C. Barclift
                              ___________________________________
                              William C. Barclift, Vice President
                              and General Counsel