Form 10-Q
period 1996-06-30
TORCHMARK CORP
filed 1996-08-14
CIK 320335

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1996      Commission File Number     1-8052


                                TORCHMARK CORPORATION
                (Exact name of registrant as specified in its charter)


                 DELAWARE                                   63-0780404
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification No.)


            2001 3rd Avenue South, Birmingham, Alabama              35233
             (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code          (205) 325-4200



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

                                                     Yes X  No____

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.



     CLASS                                  OUTSTANDING AT JULY 31, 1996
Common Stock, $1.00 Par Value                            71,773,560

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

   Item 6.  Exhibits and Reports on Form 8-K

                 PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                       TORCHMARK CORPORATION
                     CONSOLIDATED BALANCE SHEET
                       (Amounts in thousands)

                                                           June 30,  December 31
                                                         ----------- -----------
                                                             1996        1995
Assets:                                                  ----------- ---------
- ------
Investments:
  Fixed maturities, available for sale, at fair
  value (amortized cost:  1996 - $5,094,208;
  1995 - $4,984,223)                                     $5,074,248  $5,210,224
  Equity securities, at fair value
   (cost: 1996 - $3,883; 1995 - $4,758)                       7,871      10,551
  Mortgage loans, at cost (estimated fair
   value:  1996 - $55,197; 1995 - $50,686)                   58,322      52,274
  Investment real estate, at depreciated cost               142,324     143,356
  Policy loans                                              200,189     193,877
  Other long-term investments (at fair value)                98,231      95,744
  Short-term investments                                     71,469      72,847
                                                          ----------- ----------
    Total investments                                     5,652,654   5,778,873

Cash                                                          6,746      13,158
Investment in unconsolidated subsidiaries                    82,415      76,101
Accrued investment income                                    83,636      82,006
Other receivables                                           115,952     122,108
Deferred acquisition costs                                1,209,937   1,121,325
Value of insurance purchased                                260,145     277,297
Property and equipment                                       46,904      47,185
Goodwill                                                    548,029     555,517
Other assets                                                 34,148      30,304
Discontinued operations assets                              138,585     174,386
Separate account assets                                   1,234,215   1,085,844
                                                         ----------- ----------
    Total assets                                         $9,413,366  $9,364,104
                                                         =========== ==========
Liabilities and Shareholders' Equity:
- ------------------------------------
Liabilities:
  Future policy benefits                                 $4,673,361  $4,566,850
  Unearned and advance premiums                              83,770      83,473
  Policy claims and other benefits payable                  216,120     209,773
  Other policyholders' funds                                 78,870      77,039
                                                         ----------- ----------
    Total policy liabilities                              5,052,121   4,937,135

  Accrued income taxes                                      296,037     362,005
  Short-term debt                                            73,619     189,372
  Long-term debt (estimated fair value:
    1996 - $793,660; 1995 - $860,258)                       792,210     791,988
  Other liabilities                                         209,136     215,712
  Separate account liabilities                            1,234,215   1,085,844
                                                         ----------- ----------
    Total liabilities                                     7,657,338   7,582,056

Monthly income preferred securities (estimated
  fair value:  1996 - $210,000; 1995 - $217,040)            193,121     193,096

Shareholders' equity:
  Common stock                                               73,784      73,784
  Additional paid-in capital                                140,206     139,754
  Unrealized investment gains, net of tax                    (2,205)    140,338
  Retained earnings                                       1,437,502   1,325,534
  Treasury stock, at cost                                   (86,380)    (90,458)
                                                         ----------- ----------
    Total shareholders' equity                            1,562,907   1,588,952
                                                         ----------- ----------
    Total liabilities and shareholders' equity           $9,413,366  $9,364,104
                                                         =========== ==========

          See accompanying Notes to Consolidated Financial Statements.






                              TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Amounts in thousands, except per share data)



                                  Three months ended        Six months ended
                                        June 30,                June 30,
                                  --------------------    --------------------
                                     1996        1995        1996        1995
                                  ---------   ---------   ---------   ---------

Revenue:
  Life premium                     $214,571    $191,551    $423,878    $379,849
  Health premium                    183,366     188,366     371,534     387,067
  Other premium                       5,597       4,842      10,310       8,677
                                  ---------   ---------   ---------   ---------
     Total premium                  403,534     384,759     805,722     775,593

  Financial services revenue         47,157      37,223      91,494      71,997
  Net investment income             100,700      92,883     200,117     185,691
  Realized investment gains             379         304       5,092        (616)
  Other income                          213         428         381         620
                                  ---------   ---------   ---------   ---------
     Total revenue                  551,983     515,597   1,102,806   1,033,285

Benefits and expenses:
  Life policy benefits              141,061     128,780     277,467     251,095
  Health policy benefits            112,464     111,880     227,985     231,530
  Other policy benefits              12,446      11,980      24,821      23,384
                                  ---------   ---------   ---------   ---------
     Total policy benefits          265,971     252,640     530,273     506,009

  Amortization of deferred
    acquisition costs                54,277      49,936     109,734     100,121
  Commissions and premium taxes      35,522      37,302      71,534      74,247
  Financial services expense         12,960       9,123      25,246      18,921
  Other operating expense            38,122      34,500      78,204      69,072
  Amortization of goodwill            3,744       3,744       7,488       7,488
  Interest expense                   18,187      19,822      37,831      41,535
                                  ---------   ---------   ---------   ---------
     Total benefits and expenses    428,783     407,067     860,310     817,393
                                  ---------   ---------   ---------   ---------
Income from continuing operations
  before income taxes and equity
  in earnings of unconsolidated
  subsidiaries                      123,200     108,530     242,496     215,892

Income tax                          (45,431)    (39,979)    (89,074)    (78,360)
Equity in earnings of
  unconsolidated subsidiaries         3,660       3,505       6,700       5,430
Monthly income preferred
  securities dividend                (2,390)     (2,602)     (4,809)     (5,175)
                                  ---------   ---------   ---------   ---------
Net income from continuing
  operations                         79,039      69,454     155,313     137,787

Discontinued operations of
  energy segment (after tax)              0         569           0         857
                                  ---------   ---------   ---------   ---------
  Net income                        $79,039     $70,023    $155,313    $138,644
                                  =========   =========   =========   =========

Net income per share:
  Continuing operations               $1.10       $0.97       $2.17       $1.93
  Discontinued operations of
    energy segment                     0.00        0.01        0.00        0.01
                                  ---------   ---------   ---------   ---------
      Net income per share            $1.10       $0.98       $2.17       $1.94
                                  =========   =========   =========   =========


         See accompanying Notes to Consolidated Financial Statements.

                       TORCHMARK CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOW
                       (Amounts in thousands)


                                                           Six Months Ended
                                                               June 30,
                                                          ---------------------
                                                             1996        1995
                                                          --------    ---------
Cash provided from operations                              $183,819    $143,444


Cash provided from (used for) investment activities:
  Investments sold or matured:
    Fixed maturities available for sale - sold               70,688     124,109
    Fixed maturities available for sale - matured           189,644     152,678
    Other long-term investments                              17,374       4,562
                                                          ---------   ---------
      Total investments sold or matured                     277,706     281,349

  Investments acquired:
    Fixed maturities                                       (364,052)   (350,676)
    Other long-term investments                             (27,988)    (48,717)
                                                          ---------   ---------
      Total investments acquired                           (392,040)   (399,393)

  Net decrease (increase) in short-term investments           1,378       2,966
  Dividend from discontinued affiliate                       35,625           0
  Disposition of properties                                      80         344
  Additions to properties                                    (2,556)     (2,591)
                                                          ---------   ---------
Cash used for investment activities                         (79,807)   (117,325)


Cash provided from (used for) financing activities:
  Issuance of common stock                                    2,326       1,037
  Repayments of debt                                       (115,817)    (69,025)
  Cash dividends paid to shareholders                       (41,592)    (40,067)
  Net receipts from deposit product operations               44,659      80,690
                                                          ---------   ---------
Cash used for financing activities                         (110,424)    (27,365)


Net increase (decrease) in cash                              (6,412)     (1,246)
Cash at beginning of year                                    13,158      11,298
                                                          ---------   ---------
Cash balance at end of period                                $6,746     $10,052
                                                          =========   =========

        See accompanying Notes to Consolidated Financial Statements.



                          TORCHMARK CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Amounts in thousands)

NOTE A - Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at June 30, 1996 and the consolidated results of operations for the periods ended June 30, 1996 and 1995.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of  Operations


                            Operating Results

     For the first six months of 1996, Torchmark Corporation's ("Torchmark's") net income per share from continuing operations was $155 million or $2.17 per share compared to $138 million or $1.93 per share for the same period of 1995. After exclusion of realized investment gains or losses and the related adjustment to deferred acquisition costs, net of taxes, earnings per share from continuing operations were $2.12 in the 1996 period, compared with $1.93 in the same period of 1995, an increase of 10%. Net income per share, including discontinued operations, was also $2.17 versus $1.94 for the same six-month periods.

     Revenues rose $70 million or 7% to $1.1 billion in the 1996 period. Total premium increased 4% to $806 million. Growth in life premium accounted for $44 million of the revenue growth, gaining 12% to $424 million. Life premium comprised 53% of total premium in the 1996 six months, compared with 49% in the 1995 period. Health premium declined $16 million, or 4%, to $372 million. The growth in life premium relative to total premium underscores Torchmark's increased emphasis on life products. Financial services revenues and net investment income also contributed to revenue growth. Financial services revenues gained 27% or $19 million to $91 million, while net investment income rose
8% or $14 million to $200 million.     Operating expense increased
$9.1 million or 13% to $78 million,   caused primarily by an
increase in litigation expense of $7 million at Torchmark's Alabama based insurer, Liberty National Life Insurance Company. Excluding the increase in litigation expense, operating expense as a percentage of revenues declined from the prior period. Interest expense declined $4 million or 9% because of lower average short-term debt, resulting from debt paydowns in the 1996 period. A discussion of Torchmark's operations follows under the appropriate captions.

     Life insurance. Life insurance premium increased 12% to $424 million in the first half of 1996, from $380 million in the prior period. Annualized life premium in force was $922 million at June 30, 1996, up 10% over life premium in force of $836 million a year earlier. Included in the 1996 life premium in force is a block of life insurance with annualized premium of $21 million that was
purchased effective January 1, 1996.   Growth in premium and
annualized premium in force has been attributed to the emphasis on
new sales of life products and the above-mentioned purchase.   For
the first six months of 1996, life sales were $110 million in terms of annualized premium issued, increasing 3% over the comparable 1995 period. For the preceding twelve-month period, sales increased 19% compared with the same period a year earlier. Benefits as a percentage of premium declined to 65% in 1996 from 66% in 1995. Acquisition expense as a percentage of premium increased from 16% in 1995 to 17% in 1996. The lower obligation and higher acquisition expense ratios were a result of the increase in the proportion of American Income's premium to total premium. American Income has a higher acquisition expense ratio because acquisition expense consists largely of the value of insurance purchased, which has higher amortization relative to deferred acquisition costs.

     Health insurance.   Torchmark's health insurance premium
declined 4% to $372 million for the 1996 six-month period. Annualized health insurance premium in force declined to $755 million at June 30, 1996, or 4%, from $784 million at the same date a year earlier. However, total annualized health premium in force fell only .2% from the first quarter 1996 as compared to the second quarter of 1996. This leveling of the decline of health premium in force is due in part to Medicare supplement rate increases being implemented during 1996. No Medicare supplement increases had been taken for the previous two years. Sales of health insurance, as measured by annualized premium issued, declined 11% from $55 million in the first six months of 1995 to $49 million in the 1996 period. Medicare Supplement annualized premium in force of $526 million represented 70% of total annualized health premium in force at June 30, 1996. In the first six months of 1996, sales of Medicare Supplement annualized premium of $32 million declined 11% from those of the comparable six months of 1995. Declines in Medicare Supplement sales were experienced during 1995 and early 1996 primarily because commissions available for the predominantly agent-sold distribution system have been reduced due to mandated increases in loss ratios and levelized commission rates, thus reducing agents' incentive to sell Medicare supplements. Cancer annualized premium in force grew 5% to $120 million at June 30, 1996 from $114 million a year earlier. Other non-Medicare Supplement health insurance annualized premium in force has declined 9% period-over-period, from $115 million at June 30, 1995 to $105 million at the same date in 1996.

     Annuities. Torchmark's annuities consist of both fixed and variable products. Fixed annuity collections were $42 million in the 1996 period, declining 39% from the $69 million collected in the 1995 period. Collections of variable annuities rose 54% from $77 million in the 1995 period to $119 million in the 1996 six months. Fixed annuities on deposit with Torchmark were $948 million at June 30, 1996, gaining 16% over the same date a year ago. This increase was a result of stronger sales in 1996 and the last half of 1995 relative to the preceding twelve months. The variable annuity balance on deposit rose 37% to $1.2 billion during the same period. Growth in the variable account balance was a result of strong financial markets in 1995 and early 1996 as well as additional collections. Policy charges for annuities rose 19% to $10.3 million in the 1996 first six months, compared to $8.7 million for the 1995 period. Policy charges are assessed against the annuity account balance periodically for insurance risk, sales,
administration, and surrender.   The increase in policy charges
resulted primarily from the growth in variable annuities over the prior-year period.

     Investment.   During the first six months of 1996, Torchmark's
investment income rose 8% to $200 million from $186 million during the same 1995 period. The primary reason for the increase was a 6% increase in mean invested assets, which stood at $5.65 billion at the end of the 1996 second quarter.

     While yields available on medium and longer term investments declined steadily throughout 1995, the trend reversed during the first half of 1996 as yields rose steadily throughout the period. Although interest rates increased during the first six months of 1996 from the year-end level, new acquisitions during this period were made at rates below the average portfolio yield and below the
level of a year ago.    Investment acquisitions during 1996 totaled
$364 million and were made at an average yield of 7.04%, compared with 1995 investment acquisitions of $351 million yielding 7.56%. Acquisitions were primarily comprised of call protected corporate obligations. Mortgage-backed holdings continue to decline, falling to 27% of fixed income assets at June 30, 1996, compared with 30% at year-end 1995 and 75% as recently as year-end 1992. At June 30, 1996, the average yield on the fixed-income portfolio was 7.60%, compared to the year-end level of 7.66% and the year-ago level of 7.69%.

     Increasing interest rates in 1996 also impacted both the market value of fixed income assets and the estimated average life of the portfolio. At June 30, 1996, the fixed income portfolio had an estimated unrealized loss of $20 million, compared with an estimated unrealized gain of $226 million at year-end 1995 and an unrealized gain of $85 million at June 30, 1995. The portfolio's estimated average life increased to 9.2 years at June 30, 1996, compared with 8.8 years at year-end 1995 and 7.2 years one year ago.

     Financial services. Financial services revenues rose 27% to $91 million for the first six months of 1996 over the prior period. Asset management fees, which is the largest component of financial services revenues, rose 27% to $50 million. These fees are based on the amount of assets under management. Average assets under management rose 20% in the 1996 period versus the same 1995 period. Assets under management were $18.9 billion at June 30, 1996, $18.3 billion at year-end 1995, and $16.8 billion at June 30, 1995. Commission revenues from investment product sales increased 42% to $37 million for the 1996 six months from $26 million in the 1995
period.   Investment product sales grew 51% to $805 million in the
1996 period, compared to $532 million in the same period of 1995. Sales of United Funds grew 38%, Waddell & Reed Funds were up two
and a half times,  and variable annuities gained 52%.   Commissions
from the sale of insurance products increased 5% to $7 million. Service fees increased 15% to $13 million. The sum of all financial services revenue components is greater than total financial services revenue because the portion of commission related to the sales of the insurance products of United Investors Life Insurance Company is eliminated in consolidation. Financial services' pretax profit margins were 51% of revenues in the 1996 period, compared with 50% in the prior-year period.

     Discontinued Energy Operations.   As previously announced,
Torchmark intends to dispose of its energy operations, including
(1) Torch Energy Advisors Incorporated ("TEAI"), its energy management subsidiary, and (2) its Black Warrior coalbed methane development and certain other energy investments. Accordingly, these operations were classified as discontinued operations at December 31, 1995. In connection with the disposition, Torchmark will reduce its $139 million of discontinued operations by approximately $80 million through the distribution to Torchmark of assets held by energy affiliates to facilitate the sale of the remaining discontinued operations. These assets consist of marketable securities currently held by TEAI and Section 29 tax credits associated with the Black Warrior investment. Torchmark is in the process of receiving proposals for the sale of these assets and expects to complete this sale in the near future.



                           Financial Condition


     Liquidity. Torchmark is very liquid, which is evidenced by its positive cash flow, its marketable investments, and the availability of a line of credit facility. Torchmark's cash inflows from operations, after the deduction of current operating requirements and including net cash inflows from deposit product operations, were $228 million for the first six months of 1996. These cash inflows compared with $224 million in the same period of 1995, resulting in a 2% growth. In addition to cash flows from operations, Torchmark received $190 million in fixed-maturity repayments during the 1996 six-month period that were either scheduled maturities, called, or unscheduled GNMA principal repayments.

     At the end of June, 1996, Torchmark had $78 million in cash and short-term investments, compared with $86 million at December
31, 1995.   In addition, Torchmark's entire portfolio of fixed-
income and equity securities, in the amount of $5.1 billion at market value on June 30, 1996, is available for sale should a need arise.

     Torchmark's line of credit facility, which is also designed as a backup credit line for a commercial paper program, provides credit up to a maximum amount of $400 million. Terms of the facility permit borrowing up to the maximum amount at variable interest rates. Torchmark is subject to certain covenants regarding capitalization and earnings, with which Torchmark was in full compliance at June 30, 1996. At that date, Torchmark had $73 million outstanding on the facility, compared with $189 million at December 31, 1995.

     Capital resources. Torchmark's debt stood at $866 million at June 30, 1996, compared with $981 million at December 31, 1995 and $973 million at June 30, 1995. Debt as a percentage of total capitalization was 33% at June 30, 1996, counting the Monthly Income Preferred Securities as equity and excluding the effects on equity of an accounting rule requiring market revaluation of fixed securities and an adjustment to deferred acquisition costs based on changes in interest rates in the financial markets. The debt to capitalization ratio was 37% at year-end 1995. The decline in this ratio since year-end 1995 resulted from the paydown in short-term debt of $116 million accompanied by an increase in adjusted equity.

       Shareholders' equity was $1.6 billion at June 30, 1996, declining $26 million since 1995 year end. Book value per share was $21.78 at June 30, 1996, compared with $22.17 at year-end 1995. Shareholders' equity is greatly impacted by the previously-mentioned accounting rule that requires equity to be adjusted for the fluctuations in the market values of fixed investments and deferred acquisition costs based on changes in interest rates. After adjusting shareholders' equity to remove the effects of rate fluctuations on an after-tax basis, shareholders' equity for the 1996 period increased $116 million, or 8%, over year-end 1995 to $1.6 billion at June 30, 1996. Shareholders' equity rose $88 million or 6% since June 30, 1995 on an adjusted basis. This 6% growth was achieved in spite of the $130 million writedown of Torchmark's Black Warrior investment in the fourth quarter of 1995. The adjustment also resulted in book value of $21.92 per share at the end of the second quarter of 1996, compared with $20.33 at year-end 1995 and $20.75 at June 30, 1995. Annualized return on common equity, adjusted to exclude the effects of the accounting rule, was 20.5% for the 1996 six-month period, compared with 19.3% for the same period of 1995.

     In early 1996, Torchmark announced that it would explore a strategic restructuring for the purpose of enhancing shareholder value. Various alternatives were considered and evaluated, including the possibility of splitting the operations into separate publicly traded pieces and selling all or portions of its various operations. After consideration, it was determined that none of the reasonably achievable restructuring options provided sufficient likelihood of creating more long term shareholder value than the current balanced structure of complimentary life insurance and asset management businesses.

     In connection with its intent to enhance shareholder value, Torchmark plans to proceed with the following activities: (1) Torchmark will continue to pursue the sale of its energy operations and is in the process of receiving sales proposals. (2) Depending upon the financial markets, Torchmark plans to monetize a portion of its holdings of approximately five million shares of Vesta Insurance Group, Inc. by issuing a security mandatorily exchangeable for Vesta stock at the option of Torchmark. (3) Torchmark will renew its share repurchase program to acquire its stock in open market purchases as conditions warrant, provided that its debt to total capital ratio does not exceed 40% and that no opportunities for acquisitions offering superior returns are available. Torchmark will continue to evaluate viable opportunities to enhance shareholder value.



                        Part II - Other Information

Item 1.  Legal Proceedings


Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's insurance subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in the state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. Some of such actions involving Liberty also name Torchmark as a defendant. As a practical matter, a jury's discretion regarding the amount of a punitive damage award is not limited by any clear, objective criteria under Alabama law. Accordingly, the likelihood or extent of a punitive damage verdict in any given case is virtually impossible to predict. As of June 30, 1996, Liberty was a party to approximately 279 active lawsuits (including 28 employment related cases and excluding interpleader and stayed cases), approximately 247 of which were Alabama proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

     A purported class action was filed on August 8, 1995, against Liberty in the Circuit Court of Jefferson County, Alabama on behalf of Liberty cancer policyholders eligible for Medicare who submitted claims during an approximately two month period in 1993 (Adkins v. Liberty National Life Insurance Company, Case No. CV-95-5634). Beginning in September 1993, in reliance on federal law concerning the amount health care providers could collect from Medicare eligible individuals, Liberty limited the payment of benefits to such individuals to the amounts collectible by the providers under federal law. In November, 1993, Liberty discontinued this practice and recalculated and repaid all claims in full as it had prior to September 1993 together with interest. The claims made in Adkins are identical to the individual claims in Allen v. Liberty National Life Insurance Company (Case No. CV-94-3634), a case in which the Alabama Supreme Court will hear oral arguments regarding the remitted verdict on August 20, 1996. A class certification order was entered by the Court in Adkins on July 26, 1996. The order does not address the merits of the litigation.

     It has been previously reported that Liberty is a party to individual lawsuits and one purported class action (Carlton v.
Liberty National Life Insurance Company, Class No. CV-96-22) in the State of Alabama in which allegations are made that an interest sensitive life insurance policy would become paid-up or self-sustaining after a specified number of years. Currently, Liberty is a party to 88 individual interest sensitive cases, 54 of which were filed by a single lawyer in Chambers County, Alabama. Additionally, Torchmark has previously reported the case of Lawson
v. Liberty National Life Insurance Company, filed in the Circuit
Court of Jefferson County, Alabama (Civil Action No.: CV-96-01119), where the plaintiffs were seeking class certification on behalf of persons who were induced to exchange life insurance policies or the existing policy's cash value was depleted. On May 14, 1996, the Circuit Court of Jefferson County, Alabama entered an order conditionally certifying a plaintiffs claim in Lawson in order to preserve the Court's jurisdiction over the class action question, subject to a full evidentiary hearing on class certification at a future date yet to be determined.

     On April 19, 1996, $5 million punitive judgment was entered against Liberty by a jury in Mobile, Alabama in Strickland
v. Liberty National Life Insurance Company (CV-95-1399). In the Strickland case, the plaintiff, who was in his sixties, cancelled several small life insurance policies and purchased a substantial amount of new coverage. The plaintiff contended that certain supplemental benefits which were present in the smaller policies were not included in the new coverage (i.e. accidental death and premium waiver). The trial judge held that Strickland was not entitled to recover compensatory damages. Nevertheless, the jury awarded $100 in nominal damages in addition to the punitive award. Liberty has filed various motions for post-trial relief with the Circuit Court.

     A jury in Chambers County, Alabama Circuit Court returned a verdict of $333,000 compensatory damages and $17.2 million in punitive damages against Liberty on June 11, 1996, in McQuiston v. Liberty National Life Insurance Company (CV-94-234). The case arose out of a claim which had been denied due to an alleged misrepresentation in the application. There was a recorded telephone interview with the applicant in which a statement was given which Liberty alleges was a misrepresentation of the health of the proposed insured. After the litigation was filed, it was learned that the signature on the application was not that of the insured. Upon notice of this fact, Liberty had paid the $20,000 claim proceeds into court. Liberty has filed motions for post-trial relief with the Court.

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


Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of Torchmark Corporation was held April 25, 1996. At that meeting the following proposals were voted upon:

                          Election of Directors

                        For        Against          Abstain

Directors         58,056,247                0          432,585

                    Individual
Nominee             Withheld          For             Withheld

George J. Records      2,430       58,053,817          435,015
R. K. Richey           9,546       58,046,701          442,131
Keith A. Tucker        1,803       58,054,444          434,388

                          No Broker Non-Votes

Other Directors with Continuing Terms of Office:  J. P. Bryan,
Joseph M. Farley, Louis  T. Hagopian, C. B. Hudson, Joseph L.
Lanier, Jr., Harold T. McCormick, Yetta G. Samford, Jr.

David L. Boren was elected by the Board of Directors at their April 25, 1996 meeting immediately following the Annual Meeting of Shareholders to fill a newly created directorship for a one-year term.

                            Approval of Auditors

                               For      Against        Abstain

KPMG Peat Marwick LLP       58,371,113    57,215        60,504

                              No Broker Non-Votes


                 Item 6.  Exhibits and Reports on Form 8-K.


     (a) Exhibits

     (11) Statement re computation of per share earnings

     (b) Reports on Form 8-K

     A Form 8-K dated April 10, 1996 was filed to update litigation against Torchmark's subsidiary, Liberty
     National Life Insurance Company in the Harris, Carlton and Lawson cases. No exhibits were required to be filed.

     A Form 8-K dated April 24, 1996 was filed to report the Crichlow litigation against Torchmark, its subsidiaries
     Globe Life And Accident Insurance Company and United
     American Insurance Company and certain individual corporate officers. No exhibits were required to be filed.









                          SIGNATURES



     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              TORCHMARK CORPORATION


Date: 8/12/96                         /s/ William C. Barclift
                                 ___________________________________
                                 William C. Barclift, Vice President
                                          and General Counsel




Date: 8/12/96                            /s/ Gary L. Coleman
                                 ___________________________________
                                 Gary  L. Coleman,  Vice-President and
                                        Chief Accounting Officer
                                     (Principal Accounting Officer)