Form 10-Q
period 1996-09-30
TORCHMARK CORP
filed 1996-11-14
CIK 320335

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1996      Commission File Number     1-8052


                                TORCHMARK CORPORATION
                (Exact name of registrant as specified in its charter)


                 DELAWARE                                   63-0780404
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification No.)


            2001 3rd Avenue South, Birmingham, Alabama              35233
             (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code          (205) 325-4200



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

                                                     Yes X  No____

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.



     CLASS                                  OUTSTANDING AT OCTOBER 31, 1996
Common Stock, $1.00 Par Value                            70,366,407

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
                       (Amounts in thousands)

                                                         September 30 December 3
                                                         ----------- -----------
                                                             1996        1995
Assets                                                   ----------- -----------
------
Investments:
  Fixed maturities, available for sale, at fair
  value (amortized cost:  1996 - $5,108,910;
  1995 - $4,984,223)                                     $5,102,491  $5,210,224
  Equity securities, at fair value
   (cost: 1996 - $3,883; 1995 - $4,758)                       8,082      10,551
  Equity securities held for trading, at fair value
    (cost:  1996 - $61,346; 1995 - $0)                       61,346           0
  Mortgage loans, at cost (estimated fair                                52,274
   value:  1996 - $63,103; 1995 - $50,686)                   66,209
  Investment real estate, at depreciated cost               144,311     143,356
  Policy loans                                              203,889     193,877
  Other long-term investments (at fair value)               108,476      95,744
  Short-term investments                                    115,060      72,847
                                                          ----------- ----------
    Total investments                                     5,809,864   5,778,873

Cash                                                         24,912      13,158
Investment in unconsolidated subsidiaries                    86,583      76,101
Accrued investment income                                    88,373      82,006
Other receivables                                           155,016     122,108
Deferred acquisition costs                                1,236,406   1,121,325
Value of insurance purchased                                252,196     277,297
Property and equipment                                       55,703      47,185
Goodwill                                                    544,284     555,517
Other assets                                                 34,431      30,304
Discontinued operations assets                                    0     174,386
Separate account assets                                   1,310,316   1,085,844
                                                         ----------- ----------
    Total assets                                         $9,598,084  $9,364,104
                                                         =========== ==========
Liabilities and Shareholders' Equity
------------------------------------
Liabilities:
  Future policy benefits                                 $4,741,600  $4,566,850
  Unearned and advance premiums                              84,010      83,473
  Policy claims and other benefits payable                  216,766     209,773
  Other policyholders' funds                                 80,034      77,039
                                                         ----------- ----------
    Total policy liabilities                              5,122,410   4,937,135

  Accrued income taxes                                      294,213     362,005
  Short-term debt                                            51,019     189,372
  Long-term debt (estimated fair value:
    1996 - $804,424; 1995 - $860,258)                       791,736     791,988
  Other liabilities                                         258,400     215,712
  Separate account liabilities                            1,310,316   1,085,844
                                                         ----------- ----------
    Total liabilities                                     7,828,094   7,582,056

Monthly income preferred securities (estimated
  fair value:  1996 - $210,000; 1995 - $217,040)            193,133     193,096

Shareholders' equity:
  Preferred stock                                                 0           0
  Common stock                                               73,784      73,784
  Additional paid-in capital                                140,407     139,754
  Unrealized investment gains (losses), net of tax            5,888     140,338
  Retained earnings                                       1,489,447   1,325,534
  Treasury stock, at cost                                  (132,669)    (90,458)
                                                         ----------- ----------
    Total shareholders' equity                            1,576,857   1,588,952
                                                         ----------- ----------
    Total liabilities and shareholders' equity           $9,598,084  $9,364,104
                                                         =========== ==========

          See accompanying Notes to Consolidated Financial Statements.






                              TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Amounts in thousands, except per share data)



                                  Three months ended       Nine months ended
                                     September 30,           September 30,
                                  --------------------    --------------------
                                     1996        1995        1996        1995
                                  ---------   ---------   ---------   ---------

Revenues:
  Life premium                     $215,642    $194,573    $639,520    $574,422
  Health premium                    181,400     184,256     552,934     571,323
  Other premium                       5,543       5,133      15,853      13,810
                                  ---------   ---------   ---------   ---------
     Total premium                  402,585     383,962   1,208,307   1,159,555

  Financial services revenue         45,529      39,108     137,023     111,105
  Net investment income             101,358      93,762     301,475     279,453
  Realized investment gains             498     (15,700)      5,590     (16,316)
  Other income                          409         251         790         871
                                  ---------   ---------   ---------   ---------
     Total revenue                  550,379     501,383   1,653,185   1,534,668

Benefits and expenses:
  Life policy benefits              139,933     129,310     417,400     380,405
  Health policy benefits            110,527     110,712     338,512     342,242
  Other policy benefits              13,152      12,525      37,973      35,909
                                  ---------   ---------   ---------   ---------
     Total policy benefits          263,612     252,547     793,885     758,556

  Amortization of deferred
    acquisition costs                54,788      51,150     164,522     151,271
  Commissions and premium taxes      34,900      35,070     106,434     109,317
  Financial services expense         12,215       9,919      37,461      28,840
  Other operating expense            38,589      34,742     116,793     103,814
  Amortization of goodwill            3,744       3,744      11,232      11,232
  Interest expense                   17,655      19,754      55,486      61,289
                                  ---------   ---------   ---------   ---------
     Total benefits and expenses    425,503     406,926   1,285,813   1,224,319
                                  ---------   ---------   ---------   ---------
Income from continuing operations
  before income taxes and equity
  in earnings of unconsolidated
  subsidiaries                      124,876      94,457     367,372     310,349

Income tax                          (45,982)    (35,948)   (135,056)   (114,308)
Equity in earnings of
  unconsolidated subsidiaries         4,360       3,036      11,060       8,466
Monthly income preferred
  securities dividend                (2,424)     (2,588)     (7,233)     (7,763)
                                  ---------   ---------   ---------   ---------
Net income from continuing
  operations                         80,830      58,957     236,143     196,744

Discontinued operations of
  energy segment (after tax):
    Income from operations                0       2,017           0       2,874
    Loss on disposal                 (7,137)          0      (7,137)          0
                                  ---------   ---------   ---------   ---------
  Net income                        $73,693     $60,974    $229,006    $199,618
                                  =========   =========   =========   =========

Net income per share:
  Continuing operations               $1.13       $0.82       $3.30       $2.75
  Discontinued operations of
    energy segment (after tax):
      Income from operations           0.00        0.03        0.00        0.04
      Loss on disposal                (0.10)       0.00       (0.10)       0.00
                                  ---------   ---------   ---------   ---------
      Net income per share            $1.03       $0.85       $3.20       $2.79
                                  =========   =========   =========   =========


         See accompanying Notes to Consolidated Financial Statements.

                       TORCHMARK CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOW
                       (Amounts in thousands)


                                                          Nine Months Ended
                                                            September 30,
                                                          ---------------------
                                                             1996        1995
                                                          --------    ---------
Cash provided from operations                              $324,658    $234,669


Cash provided from (used for) investment activities:
  Investments sold or matured:
    Fixed maturities available for sale - sold              344,627     905,806
    Fixed maturities available for sale - matured           269,832     265,582
    Other long-term investments                              28,324      26,396
                                                          ---------   ---------
      Total investments sold or matured                     642,783   1,197,784

  Investments acquired:
    Fixed maturities                                       (730,667) (1,238,178)
    Other long-term investments                             (46,731)    (72,692)
                                                          ---------   ---------
      Total investments acquired                           (777,398) (1,310,870)

  Net decrease (increase) in short-term investments         (42,213)   (129,464)
  Proceeds from sale of Torch Energy                         15,500           0
  Loans repaid by unconsolidated affiliates                       0      28,000
  Dividend from discontinued affiliate                       35,625           0
  Disposition of properties                                     498         447
  Additions to properties                                   (13,089)     (4,128)
                                                          ---------   ---------
Cash used for investment activities                        (138,294)   (218,231)


Cash provided from (used for) financing activities:
  Issuance of common stock                                    4,106       2,290
  Repayments of debt                                       (139,035)    (79,685)
  Cash dividends paid to shareholders                       (62,400)    (60,109)
  Acquisitions of treasury stock                            (49,009)          0
  Net receipts from deposit product operations               71,728     118,088
                                                          ---------   ---------
Cash used for financing activities                         (174,610)    (19,416)


Net increase (decrease) in cash                              11,754      (2,978)
Cash at beginning of year                                    13,158      11,298
                                                          ---------   ---------
Cash balance at end of period                               $24,912      $8,320
                                                          =========   =========

        See accompanying Notes to Consolidated Financial Statements.



                          TORCHMARK CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Amounts in thousands)

NOTE A - Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include
all  adjustments,  consisting  of   normal  recurring  accruals,  which  are
necessary for a fair presentation of the consolidated financial position at September 30, 1996 and the consolidated results of operations for the period ended September 30, 1996 and 1995.

NOTE B - Sale of Energy Segment

     On September 30, 1996, Torchmark completed the sale of its energy business segment including its energy asset management subsidiary, Torch Energy Advisors Incorporated, and its Black Warrior coalbed methane investment. These operations, which were reclassified as discontinued operations in Torchmark's financial statements at December 31, 1995, were sold to a Torch
Energy  management  group.   After  the sale,  Torchmark  had  no  ownership
interest in any energy asset management organization. In addition to the transfer to Torchmark of securities, warrants and Section 29 energy related tax credits, which approximated $112 million at closing, Torchmark received subordinated debt and notes totaling $32.5 million along with $15.5 million in cash and cancelled stock options. Torchmark recorded a pre-tax loss of $23 million and an after-tax loss of $7 million from the sale, or $.10 per share.

NOTE C - Monetization of Vesta Stock

     Torchmark  filed  a  registration  statement with  the  Securities  and
Exchange Commission during the third quarter of 1996. The purpose of this statement was to monetize a substantial portion of Torchmark's holdings of Vesta Insurance Group, Inc. ("Vesta") common stock, by issuing a security mandatorily exchangeable for Vesta stock at the option of Torchmark. Torchmark currently holds approximately five million shares of Vesta stock. On November 7, 1996,
Torchmark withdrew this registration statement, because of the market conditions with respect to Vesta stock. Depending upon future market conditions, Torchmark may refile the registration statement or otherwise provide for the monetization of a portion or all of the Vesta stock.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of  Operations


                            Operating Results

     Torchmark Corporation's ("Torchmark's") net income from continuing operations for the first nine months of 1996 was $236 million or $3.30 per share compared to $197 million or $2.75 per share for the same period of 1995, resulting in a per-share increase of 20%. After exclusion of realized investment gains or losses and the related adjustment to deferred acquisition costs, net of taxes, earnings per share from continuing operations were $3.25 in the 1996 period, compared with $2.90 in the same period of 1995, an increase of 12%. Net income per share, including discontinued operations, was $3.20 versus $2.79 for the same nine-month periods.

     On September 30, 1996, Torchmark completed the sale of its energy business segment including its energy asset management subsidiary, Torch Energy Advisors Incorporated, and its Black Warrior coalbed methane investment. These operations, which were reclassified as discontinued operations in Torchmark's financial statements at December 31, 1995, were sold to a Torch Energy management group. After the sale, Torchmark had no ownership interest in any energy asset management organization.

     In addition to previously transferred securities, warrants, and Section 29 energy-related tax credits, which approximated $112 million at closing, Torchmark received subordinated debt and notes totalling $32.5 million along with $15.5 million in cash. After closing costs and retained liabilities, Torchmark recorded a pre-tax loss of $23 million and an after-tax loss of $7 million from the sale, or $.10 per share.

     Revenues rose $119 million or 8% to $1.7 billion in the 1996 period. Total premium increased 4% to $1.2 billion. Growth in life premium, the largest component of premium, accounted for $65 million or 55% of the total revenue growth. Financial services revenues and net investment income also contributed to revenue growth. Financial services revenues gained 23% or $26 million to $137 million, while net investment income rose 8% or $22 million to $301 million. Operating expense increased $13 million or 13% to
$117 million,   caused primarily by an increase in litigation
expense of $7 million. Excluding the increase in litigation expense, operating expense as a percentage of revenues declined from the prior period. Interest expense declined $6 million or 9%. Debt paydowns in the 1996 period caused a reduction in average short-term debt outstanding. A discussion of Torchmark's operations follows under the appropriate captions.

     Life insurance. Life insurance premium increased 11% to $640 million in the first nine months of 1996, from $574 million in the
prior period.    Life premium has grown in relation to total
premium, underscoring Torchmark's emphasis on the sale of life products, because of the higher profit margins and asset-building nature associated with life insurance. Life premium comprised 53% of total premium in the 1996 nine months, compared with 50% in the 1995 period and 42% for the comparable 1994 period. Annualized life premium in force was $933 million at September 30, 1996, up 9% over life premium in force of $854 million a year earlier. Included in the 1996 life premium in force is a block of life insurance with annualized premium of $21 million that was purchased
effective January 1, 1996.   Growth in premium and annualized
premium in force has been attributed to the above-mentioned emphasis on sales of life products and the purchased block of
business.   For the first nine months of 1996, life sales were $163
million in terms of annualized premium issued, increasing 1% over the comparable 1995 period. For the preceding twelve-month period, sales increased 6% compared with the same period a year earlier. Benefits as a percentage of premium declined to 65% in 1996 from 66% in 1995. Acquisition expense as a percentage of premium increased from 16% in 1995 to 17% in 1996. The lower obligation and higher acquisition expense ratios were a result of the increase in the proportion of American Income's premium to total premium. American Income has a higher acquisition expense ratio because acquisition expense consists largely of the value of insurance purchased, which has higher amortization relative to deferred acquisition costs.

     Health insurance.   Torchmark's health insurance premium
declined 3% to $553 million for the 1996 nine months. Annualized health insurance premium in force declined to $751 million at September 30, 1996, or 3%, from $772 million at the same date a year earlier. However, the rate of decline for annualized health premium in force has diminished when compared to prior periods. At December 31, 1995, the decline was 7% when compared with the previous year and at June 30, 1996, the decline was 4%. This leveling of the decline of health premium in force is due in part to Medicare supplement rate increases being implemented during 1996. No Medicare supplement increases had been taken in the previous two years. Medicare Supplement annualized premium in force of $524 million represented 70% of total annualized health premium in force at September 30, 1996.

     Sales of health insurance, as measured by annualized premium issued, declined 10% from $81 million in the first nine months of
1995 to $73 million in the 1996 period.   In the first nine months
of 1996, sales of Medicare Supplement annualized premium of $47 million declined 9% from those of the comparable period of 1995. Declines in Medicare Supplement sales were experienced during 1995 and 1996 primarily because commissions available for the predominantly agent-sold distribution system have been reduced due to mandated increases in loss ratios and levelized commission rates, thus reducing agents' incentive to sell Medicare supplements.

     Cancer annualized premium in force grew 5% to $120 million at September 30, 1996 from $114 million a year earlier. Other non-Medicare Supplement health insurance annualized premium in force has declined 10% period-over-period, from $118 million at September 30, 1995 to $107 million at the same date in 1996.

     Annuities. Torchmark's annuities consist of both fixed and variable products. Fixed annuity collections were $66 million in the 1996 nine-month period, declining 34% from the $100 million collected in the 1995 period. Collections of variable annuities rose 46% from $126 million in the 1995 period to $184 million in the 1996 nine months. Fixed annuities on deposit with Torchmark were $964 million at September 30, 1996, gaining 7% over the same date a year ago. The variable annuity balance on deposit rose 31% to $1.3 billion during the same period. Growth in the variable account balance was a result of strong financial markets in late 1995 and throughout 1996 as well as additional collections. Policy charges for annuities rose 15% to $16 million in the 1996 period, compared to $14 million for the 1995 nine months. Policy charges are assessed against the annuity account balance periodically for
insurance risk, sales, administration, and surrender.   The
increase in policy charges resulted primarily from the growth in variable annuities over the prior-year period.

     Investment.   During the first nine months of 1996,
Torchmark's investment income rose 8% over the previous year's level, increasing $22 million to total $301 million. The change is primarily attributable to the continued increase in mean invested assets which rose 6% from the September 30, 1995 level to total $5.67 billion at quarter end. Total invested assets at quarter end were $5.81 billion.

     While investment acquisitions in both 1996 and 1995 emphasized call-protected corporate securities, 1996 acquisitions focused on shorter maturities than acquisitions during 1995's comparable period. Fixed income acquisitions during the first nine months of 1996 totalled $731 million and were made at an average yield of 7.24% and an average maturity of 8.4 years. Increased by proceeds from sales of mortgage-backed securities during 1995, 1995 year-to-date acquisitions were $1.24 billion and had an average yield and maturity of 7.58% and 12.5 years, respectively. Although treasury yields were approximately 50 basis points above the previous year's level and 100 basis points above the previous year end, the yield of Torchmark's portfolio declined slightly due to the increase in proportion of shorter-maturity securities. The yield on Torchmark's $5.1 billion fixed-maturity portfolio declined to 7.59% at September 30, 1996, compared with 7.64% one year ago and 7.66% at year-end 1995.

     With the decline in interest rate volatility during the third quarter, Torchmark's fixed income portfolio's unrealized loss narrowed from $20 million at the end of the previous quarter to $6 million at September 30, 1996. The portfolio had an unrealized gain of $226 million at the end of 1995. The average life of Torchmark's fixed income portfolio was 8.6 years at September 30, 1996, slightly below the 8.8 year level of year-end 1995.

     Torchmark continues to emphasize high quality investments.
Over 95% of Torchmark's holdings at September 30, 1996 were in investment grade assets.

     Financial services. Financial services revenues rose 23% to $137 million for the first nine months of 1996 when compared with the prior period. Asset management fees rose 21% to $76 million. Asset management fees are the largest component of financial services revenues representing 55% of such revenues. These fees are based on the amount of assets under management. Average assets under management rose 17% in the 1996 period versus the same 1995 period. Assets under management were $18.6 billion at September 30, 1996, $18.3 billion at year-end 1995, and $17.8 billion at September 30, 1995. Commission revenue from investment product sales increased 36% to $55 million for the 1996 nine months from
$41 million in the comparable 1995 period.   Investment product
sales grew 40% to $1.2 billion in the 1996 period, compared to $828 million in the same period of 1995. Sales of United Funds grew 31%, Waddell & Reed Funds increased 93% and variable annuities
gained 44%.   Commissions from the sale of insurance products
increased 2% to $10 million. Service fees increased 19% to $21 million. The sum of all financial services revenue components is greater than total financial services revenue because the portion of commission related to the sales of the insurance and variable annuity products of United Investors Life Insurance Company is eliminated in consolidation.


                           Financial Condition

     Liquidity. Positive cash flow, marketable investments, and the availability of a line of credit facility provide Torchmark with a high level of liquidity. Torchmark's cash inflows from operations, after the deduction of current operating requirements and including net cash inflows from deposit product operations, were $396 million for the first nine months of 1996. These cash inflows compared with $353 million in the same period of 1995, resulting in a 12% growth. In addition to cash flows from operations, Torchmark received $270 million in fixed-maturity repayments during the 1996 nine-month period that were either scheduled maturities, called, or unscheduled GNMA principal repayments.

     Torchmark had $140 million in cash and short-term investments at the end of September, 1996, compared with $86 million at
December 31, 1995.   In addition, Torchmark's entire portfolio of
fixed-income and equity securities, in the amount of $5.1 billion at market value on September 30, 1996, is available for sale should a need arise.

     Torchmark's line of credit facility, which is also designed as a backup credit line for a commercial paper program, was recently renegotiated to provide credit up to a maximum amount of $600 million. Terms of the facility permit borrowing up to the maximum amount at variable interest rates. Torchmark is subject to certain covenants regarding capitalization and earnings, with which Torchmark was in full compliance at September 30, 1996. At that date, Torchmark had $51 million outstanding on the facility, compared with $189 million at December 31, 1995.

     Capital resources. Beginning in August, 1996, Torchmark renewed its share repurchase program and purchased 1.1 million shares at a cost of $49 million in the third quarter of 1996. Torchmark intends to use excess cash flow to make open market purchases as market conditions warrant, provided that its debt-to-capital ratio does not exceed 40% and that no opportunities for acquisitions offering superior returns are available.

       Shareholders' equity was $1.6 billion at September 30, 1996, declining $12 million since 1995 year end. Book value per share was $22.31 at September 30, 1996, compared with $22.17 at year-end 1995. Shareholders' equity is greatly impacted by an accounting rule that requires equity to be adjusted for the fluctuations in the market values of fixed investments and deferred acquisition costs based on changes in interest rates. After adjusting shareholders' equity to remove the effects of rate fluctuations on an after-tax basis, shareholders' equity for the 1996 period increased $122 million, or 8%, over year-end 1995 to $1.6 billion at September 30, 1996. This growth was achieved in spite of the $49 million in share purchases made in the third quarter of 1996. The adjustment also resulted in book value of $22.34 per share at the end of the third quarter of 1996, compared
with $20.33 at year-end 1995.   Annualized return on common equity,
adjusted to exclude the effects of the accounting rule, was 19.9% for the 1996 nine-month period, compared with 18.0% for the same period of 1995.

     Torchmark's debt stood at $843 million at September 30, 1996, compared with $981 million at December 31, 1995 and $962 million at September 30, 1995. Debt as a percentage of total capitalization was 32% at September 30, 1996, counting the Monthly Income Preferred Securities as equity and excluding the effects on equity of the above-mentioned accounting rule requiring market revaluation of fixed securities and an adjustment to deferred acquisition costs based on changes in interest rates in the financial markets. The debt to capitalization ratio was 37% at year-end 1995. The decline in this ratio since year-end 1995 resulted from the paydown in short-term debt of $138 million accompanied by an increase in adjusted equity.

     Torchmark filed a registration statement with the Securities and Exchange Commission during the third quarter of 1996. The purpose of this statement was to monetize a substantial portion of Torchmark's holdings of Vesta Insurance Group, Inc. ("Vesta") common stock, by issuing a security mandatorily exchangeable for
Vesta stock at the option of Torchmark.   Torchmark currently holds
approximately five million shares of Vesta stock.   On November 7,
1996, Torchmark withdrew this registration statement, because of the market conditions with respect to Vesta stock. Depending upon future market conditions, Torchmark may refile the registration statement or otherwise provide for the monetization of a portion or all of the Vesta stock.

                        Part II - Other Information



Item 1.  Legal Proceedings


Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's insurance subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in the state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. Some of such actions involving
Liberty also name Torchmark as a defendant. As a practical matter, a jury's discretion regarding the amount of a punitive damage award is not limited by any clear, objective criteria under Alabama law. Accordingly, the likelihood or extent of a punitive damage verdict in any given case is virtually impossible to predict. As of September 30, 1996, Liberty was a party to approximately
283 active lawsuits (including 26 employment related cases and excluding interpleader and stayed cases), approximately 250 of which were Alabama proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

     Torchmark previously reported the entry of an Order and Final Judgement by the Circuit Court of Barbour County, Alabama in Robertson
v. Liberty National Life Insurance Company (Case No. CV-92-021), approving a cancer policy class action settlement involving legal and equitable relief valued at a total of $55 million. In July 1994, certain intervenors in Robertson filed a notice of appeal of the Order and Final Judgement with the Supreme Court of Alabama. On December 22, 1995, the Alabama Supreme Court unanimously affirmed the Robertson class action settlement and on February 16, 1996, issued a notice overruling the petition for rehearing in the case filed by certain intervenors. A petition for writ of certiorari to the Supreme Court of the United States was then filed by certain intervenors. The U. S. Supreme Court granted certiorari in Robertson on October 1, 1996. Oral arguments before that Court are expected to be held in early 1997.

     A purported class action was filed on August 8, 1995, against Liberty in the Circuit Court of Jefferson County, Alabama on behalf of Liberty cancer policyholders eligible for Medicare who submitted claims during an approximately two month period in 1993 (Adkins v.
Liberty National Life Insurance Company, Case No. CV-95-5634).
Beginning in September 1993, in reliance on federal law concerning the amount health care providers could collect from Medicare eligible individuals, Liberty limited the payment of benefits to such individuals to the amounts collectible by the providers under federal law. In November, 1993, Liberty discontinued this practice and recalculated and repaid all claims in full as it had prior to September 1993 together with interest. Nearly two years after this refund, the Adkins case was filed. The claims made in Adkins are identical to the individual claims in Allen v. Liberty National Life Insurance Company (Case No. CV-94-3634), an individual case currently submitted to the Alabama Supreme Court on appeal after oral arguments regarding the remitted verdict of $2.7 million. A class certification order, which does not address the merits of the litigation, was entered by the Court in Adkins on July 26, 1996.
Liberty filed a petition for writ of mandamus or prohibition with the Alabama Supreme Court in August 1996 asserting abuse of discretion by the trial court in certifying the Adkins class. The
Alabama Supreme Court has stayed further proceedings as to the class issues pending its ruling on the propriety of class certification.


     It has been previously reported that the Company, its subsidiaries United American Life Insurance Company (United American) and Globe Life And Accident Insurance Company (Globe) and certain individual corporate officers are parties to purported class action litigation filed April 5, 1996 in the U.S. District Court for the Northern District of Georgia (Crichlow v. Torchmark Corporation, Case No.: 4:96-CV 0086-HLM). The complaint alleges RICCO violations, fraud, breach of contract, conspiracy, violations of the Oklahoma Consumer Protection Act and breach of the duty of good faith and fair dealing on behalf of all persons who purchased, at any time between 1987 and the present, certain hospitalization and surgical insurance policies issued by Globe and United American. The plaintiffs assert that they purchased these policies and subsequently incurred improper claim denials, wrongful recision and rate-ups and post-claim underwriting. The defendants have filed a motion to dismiss which is pending with the U.S. District Court.

     On April 19, 1996, a $5 million punitive judgment was entered against Liberty by a jury in Mobile, Alabama in Strickland v.
Liberty National Life Insurance Company (CV-95-1399).  In the
Strickland case, the plaintiff, who was in his sixties, cancelled several small life insurance policies and purchased a substantial amount of new coverage. The plaintiff contended that certain supplemental benefits which were present in the smaller policies were not included in the new coverage (i.e. accidental death and premium waiver). The trial judge held that Strickland was not entitled to recover compensatory damages. Nevertheless, the jury awarded $100 in nominal damages in addition to the punitive award.
Liberty has filed various motions for post-trial relief with the Circuit Court which are scheduled to be heard on December 16, 1996.

     A jury in Chambers County, Alabama Circuit Court returned a verdict of $333,000 compensatory damages and $17.2 million in punitive damages against Liberty on June 11, 1996, in McQuiston v. Liberty National Life Insurance Company (CV-94-234). The case arose out of a claim which had been denied due to an alleged misrepresentation in the application. There was a recorded telephone interview with the applicant in which a statement was given which Liberty alleges was a misrepresentation of the health of the proposed insured. After the litigation was filed, it was learned that the signature on the application was not that of the insured. Upon notice of this fact, Liberty had paid the $20,000 claim proceeds into court. Liberty has filed motions for post-trial relief with the Court which, subject to completion of post trial discovery, are scheduled to be heard on November 20, 1996.

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

     (b)   Reports on Form 8-K.
           No reports on Form 8-K were filed by the registrant during the third quarter of 1996.





                          SIGNATURES



     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              TORCHMARK CORPORATION


Date: 11/13/96                        /s/ R. K. Richey
                                 ___________________________________
                                 R. K. Richey, Chairman, Chief
                                 Executive Officer and Director




Date: 11/13/96                           /s/ Gary L. Coleman
                                 ___________________________________
                                 Gary  L. Coleman,  Vice-President and
                                        Chief Accounting Officer
                                     (Principal Accounting Officer)