Form 10-K
period 1996-12-31
TORCHMARK CORP
filed 1997-03-25
CIK 320335

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended                          Commission file number
      December 31, 1996                                      1-8052

                             TORCHMARK CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                        63-0780404
 (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
              OF                                       IDENTIFICATION NO.)
       INCORPORATION OR
        ORGANIZATION)

    2001 Third Ave. South,                                    35233
        Birmingham, AL                                      (ZIP CODE)
    (ADDRESS OF PRINCIPAL
      EXECUTIVE OFFICES)

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

 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE
                          REGISTRANT: $4,181,248,001

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON
                  STOCK, AS OF FEBRUARY 28, 1997: 69,832,952

                      DOCUMENTS INCORPORATED BY REFERENCE

 PROXY STATEMENT FOR ANNUAL MEETING OF STOCKHOLDERS TO BE HELD APRIL 24, 1997,
                                   PART III

                    INDEX OF EXHIBITS (PAGES 67 THROUGH 69)
                     TOTAL NUMBER OF PAGES INCLUDED ARE 76

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

  The following table presents Torchmark's business by primary distribution method:

PRIMARY
DISTRIBUTION METHOD     COMPANY                 PRODUCTS                         SALES FORCE
-----------------------------------------------------------------------------------------------------------------
DIRECT RESPONSE         GLOBE LIFE AND          Individual life and health in-   Direct response, television,
                        ACCIDENT                surance including special senior magazine; nationwide.
                        INSURANCE COMPANY       life coverage, Medicare
                        Oklahoma City, OK       Supplement, long-term care.
-----------------------------------------------------------------------------------------------------------------
LIBERTY NATIONAL        LIBERTY NATIONAL LIFE   Individual life and              1,750 full-time sales repre-
EXCLUSIVE AGENCY        INSURANCE COMPANY       health insurance.                sentatives; 111 district offices
                        Birmingham, Alabama                                      in the Southeastern U.S.
-----------------------------------------------------------------------------------------------------------------
AMERICAN INCOME         AMERICAN INCOME LIFE    Individual life and health in-   1,450 agents.
EXCLUSIVE AGENCY        INSURANCE COMPANY       surance to union and credit
                        Waco, Texas             union members and other
                                                associations.
-----------------------------------------------------------------------------------------------------------------
UNITED INVESTORS        WADDELL & REED, INC.    United and Waddell & Reed        2,170 Waddell & Reed
EXCLUSIVE AGENCY        Shawnee Mission,        Groups of mutual funds,          representatives; indepen-
                        Kansas                  institutional investment         dent agents; 172 offices
                        UNITED INVESTORS LIFE   management services includ-      nationwide.
                        INSURANCE COMPANY       ing assets of Torchmark.
                        Birmingham, Alabama     Individual life insurance
                                                and annuities.
-----------------------------------------------------------------------------------------------------------------
MILITARY                LIBERTY NATIONAL LIFE   Individual life insurance        Independent Agency through
                        INSURANCE COMPANY                                        career agents nationwide.
                        Birmingham, Alabama
                        GLOBE LIFE AND ACCIDENT
                        INSURANCE COMPANY
                        Oklahoma City, Oklahoma
-----------------------------------------------------------------------------------------------------------------
UNITED AMERICAN         UNITED AMERICAN         Senior life and health           46,000 independent agents
INDEPENDENT AGENCY      INSURANCE COMPANY       insurance including              in the U.S., Puerto Rico and
AND EXCLUSIVE INDEPEN-  McKinney, Texas         Medicare Supplement              Canada; 1,100 exclusive
DENT AGENCY                                     coverage and long-term care.     agents in 73 branch offices.

Additional information concerning industry segments may be found in Management's Discussion and Analysis and in Note 17--Industry Segments in the Notes to Consolidated Financial Statements.

                                   INSURANCE

LIFE INSURANCE

  Torchmark writes a variety of nonparticipating ordinary life insurance products. These include traditional and interest sensitive whole-life insurance, term life insurance, and other life insurance. The following table presents selected information about Torchmark's life products:

                                          (AMOUNTS IN THOUSANDS)
                                   ANNUALIZED                 ANNUALIZED
                                 PREMIUM ISSUED            PREMIUM IN FORCE
                           -------------------------- --------------------------
                             1996     1995     1994     1996     1995     1994
                           -------- -------- -------- -------- -------- --------
Whole life:
 Traditional.............. $112,817 $107,288 $ 63,108 $521,015 $469,581 $445,025
 Interest-sensitive.......   16,638   29,287   34,633  167,912  174,675  171,264
Term......................   82,331   79,849   48,392  243,210  212,213  167,973
Other.....................    2,955    1,564    3,700   14,388   12,897   12,693
                           -------- -------- -------- -------- -------- --------
                           $214,741 $217,988 $149,833 $946,525 $869,366 $796,955
                           ======== ======== ======== ======== ======== ========

  The distribution methods for life insurance products include sales efforts conducted by direct response, exclusive agents and independent agents. These methods are discussed in more depth under the heading "Marketing." The following table presents life annualized premium issued by marketing method:

                                        (AMOUNTS IN THOUSANDS)
                                 ANNUALIZED                 ANNUALIZED
                               PREMIUM ISSUED            PREMIUM IN FORCE
                         -------------------------- ---------------------------
                           1996     1995     1994     1996      1995     1994
                         -------- -------- -------- --------  -------- --------
Direct response......... $ 62,029 $ 63,900 $ 48,267 $202,370  $180,530 $154,130
Exclusive Agents:
 Liberty National.......   45,394   48,549   51,461  297,581   297,418  291,813
 American Income........   54,382   51,190    7,393  188,039   169,599  147,008
 United Investors.......   10,715   10,609    8,674   84,495    78,666   73,148
 United American........   15,874   19,080   18,175   59,760    60,470   59,459
Independent Agents:
 Military...............    8,165    8,268    7,292   74,150*   48,402   42,595
 United American........   18,182   16,392    8,571   40,130    34,281   28,802
                         -------- -------- -------- --------  -------- --------
                         $214,741 $217,988 $149,833 $946,525  $869,366 $796,955
                         ======== ======== ======== ========  ======== ========

--------
* Annualized premium in force for 1996 includes $21 million acquired from another carrier originally produced by this agency.

  Permanent insurance products sold by Torchmark build cash values which are available to policyholders. Policyholders may borrow such funds using the policies as collateral. The aggregate value of policy loans outstanding at December 31, 1996 was $207 million and the average interest rate earned on these loans was 6.58% in 1996. Interest income earned on policy loans was $13.2 million in 1996, $12.1 million in 1995, and $10.0 million in 1994. Torchmark had 188 thousand and 182 thousand policy loans outstanding at year-end 1996 and 1995, respectively.

  The availability of cash values contributes to voluntary policy terminations by policyholders through surrenders. Torchmark's life insurance products may be terminated or surrendered at the election of the insured at any time, generally for the full cash value specified in the policy. Specific surrender procedures vary with the type of policy. For certain policies this cash value is based upon a fund less a surrender charge which decreases with the length of time the policy has been in force. This surrender charge is either based upon a percentage of the fund or a charge per $1,000 of face amount of insurance. The schedule of charges may vary by plan of insurance and, for some plans, by age of the insured at issue. Torchmark's ratio of aggregate face amount voluntary terminations to the mean amount of life insurance in force was 17.1% in 1996, 17.2% in 1995 and 14.7% in 1994.

  The following table presents an analysis of changes to Torchmark's life insurance business in force:

                                              (AMOUNTS IN THOUSANDS)
                                 1996                   1995                   1994
                         ---------------------  ---------------------  ---------------------
                         NUMBER OF  AMOUNT OF   NUMBER OF  AMOUNT OF   NUMBER OF  AMOUNT OF
                         POLICIES   INSURANCE   POLICIES   INSURANCE   POLICIES   INSURANCE
                         --------- -----------  --------- -----------  --------- -----------
In force at January 1,..   9,196   $80,391,376    8,913   $74,858,214    8,110   $61,366,933
New issues..............   1,320    18,718,479    1,413    19,359,923    1,147    14,958,141
Business acquired.......      38     2,573,996      -0-           -0-      595     8,983,055
Other increases.........       1       104,490        1        64,128        1        10,961
Death benefits..........    (111)     (289,687)    (110)     (271,451)    (105)     (228,354)
Lapses..................    (880)  (13,008,065)    (856)  (12,185,540)    (688)   (8,940,980)
Surrenders..............    (140)   (1,296,744)    (135)   (1,187,581)    (106)   (1,048,117)
Other decreases.........     (32)     (245,694)     (30)     (246,317)     (41)     (243,425)
                           -----   -----------    -----   -----------    -----   -----------
In force at December
 31,....................   9,392   $86,948,151    9,196   $80,391,376    8,913   $74,858,214
                           =====   ===========    =====   ===========    =====   ===========
Average policy size (in
 dollar amounts):
 Direct response--Juve-
  nile..................           $     6,776            $     6,854            $     6,933
 Other..................                10,246                  9,491                  9,039

HEALTH INSURANCE

  Torchmark offers an assortment of supplemental health insurance products. These are generally classified as (1) Medicare Supplement, (2) cancer and (3) other health policies.

  Medicare Supplement policies are offered on both an individual and group basis through exclusive and independent agents, and direct response. These guaranteed renewable policies provide reimbursement for certain expenses not covered by the federal Medicare program. One popular feature available under Torchmark's Medicare Supplements is an automatic claim filing system for Medicare Part B benefits whereby policyholders do not have to file most claims because they are paid directly by Torchmark from Medicare records.

  Cancer policies are offered on an individual basis through exclusive and independent agents as well as direct response. These guaranteed renewable policies are designed to fill gaps in existing medical coverage. Benefits are triggered by a diagnosis of cancer or health related events or medical expenses related to the treatment of cancer. Benefits may be in the form of a lump sum payment, stated amounts per diem, per medical procedure, or reimbursement for certain medical expenses.

  Other health policies include accident, long term care and limited benefit hospital and surgical coverages. These policies are generally issued as guaranteed-renewable and are offered on an individual basis through exclusive and independent agents, and direct response. They are designed to supplement existing medical coverages. Benefits are triggered by certain health related events or incurred expenses. Benefit amounts are per diem, per health related event or defined expenses incurred up to a stated maximum.

  The following table presents supplemental health annualized premium for the three years ended December 31, 1996 by marketing method:

                                          (AMOUNTS IN THOUSANDS)
                                   ANNUALIZED                 ANNUALIZED
                                 PREMIUM ISSUED            PREMIUM IN FORCE
                           -------------------------- --------------------------
                             1996     1995     1994     1996     1995     1994
                           -------- -------- -------- -------- -------- --------
Direct response...........    4,990      171      674    5,141      929    1,162
Exclusive agents:
 Liberty National.........   11,258   16,701   24,904  122,305  122,147  127,962
 American Income..........   10,645    9,585    1,232   42,140   39,693   36,215
 United American..........   31,565   32,596   33,765  131,250  127,599  130,738
Independent agents:
 United American..........   42,523   44,438   62,088  447,317  468,691  516,294
                           -------- -------- -------- -------- -------- --------
                           $100,981 $103,491 $122,663 $748,153 $759,059 $812,371
                           ======== ======== ======== ======== ======== ========

  The following table presents supplemental health annualized premium information for the three years ended December 31, 1996 by product category:

                                          (AMOUNTS IN THOUSANDS)

                                   ANNUALIZED                 ANNUALIZED
                                 PREMIUM ISSUED            PREMIUM IN FORCE
                           -------------------------- --------------------------
                             1996     1995     1994     1996     1995     1994
                           -------- -------- -------- -------- -------- --------
Medicare Supplement......  $ 65,767 $ 64,638 $ 87,547 $523,902 $529,616 $572,221
Cancer...................    10,676   11,338    8,101  119,428  114,972  114,495
Other health related pol-
 icies...................    24,538   27,515   27,015  104,823  114,471  125,655
                           -------- -------- -------- -------- -------- --------
                           $100,981 $103,491 $122,663 $748,153 $759,059 $812,371
                           ======== ======== ======== ======== ======== ========

ANNUITIES

  Annuity products offered by Torchmark include single-premium deferred annuities, flexible-premium deferred annuities, and variable annuities. Single-premium and flexible-premium products are fixed annuities where a portion of the interest credited is guaranteed. Additional interest may be credited on certain contracts. Variable annuity policyholders may select from a variety of mutual funds managed by W&R which offer different degrees of risk and return. The ultimate benefit on a variable annuity results from the account performance. The following table presents Torchmark subsidiaries' annuity collections and deposit balances by product type:

                              (AMOUNTS IN THOUSANDS)        (AMOUNTS IN MILLIONS)
                                   COLLECTIONS                 DEPOSIT BALANCE
                         FOR THE YEAR ENDED DECEMBER 31,       AT DECEMBER 31,
                         -------------------------------- --------------------------
                            1996       1995       1994      1996     1995     1994
                         ---------- ---------- ---------- -------- -------- --------
Fixed annuities......... $   87,133 $  133,461 $   43,339 $  974.6 $  927.9 $  801.2
Variable annuities......    247,461    189,188    196,105  1,375.5  1,052.2    692.8
                         ---------- ---------- ---------- -------- -------- --------
                         $  334,594   $322,649   $239,444 $2,350.1 $1,980.1 $1,494.0
                         ========== ========== ========== ======== ======== ========

INVESTMENTS

  The nature, quality, and percentage mix of insurance company investments are regulated by state laws that generally permit investments in qualified municipal, state, and federal government obligations, corporate bonds, preferred and common stock, real estate, and mortgages where the value of the underlying real estate exceeds the amount of the loan. Torchmark's investments consist predominantly of high-quality, investment-grade securities. Fixed maturities represented 90% of total investments at December 31, 1996. Approximately 25% of fixed maturity investments were securities guaranteed by the United States Government or its agencies or investments that were collateralized by U.S. government securities. More than 70% of these investments were in GNMA securities that are backed by the full faith and credit of the United States government. The remainder of these government investments were U.S. Treasuries, agency securities or collateralized mortgage obligations ("CMO's") that are fully backed by GNMA's. (See Note 3--Investment Operations in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis.)

  The following table presents an analysis of Torchmark's fixed maturity investments at December 31, 1996. All of the securities are classified as available for sale and are, therefore, reported at fair market value.

                                                               AMOUNT
                                                           (IN THOUSANDS)   %
                                                           -------------- -----
       Securities of U.S. Government......................   $  179,178     3.4%
       GNMA and MBS backed by GNMA collateral.............    1,083,860    20.3
       Other U.S. Government guaranteed...................       58,035     1.1
       Other investment grade.............................    3,763,846    70.6
       Non-investment grade corporates....................      243,357     4.6
                                                             ----------   -----
                                                             $5,328,276   100.0%
                                                             ==========   =====

  The following table presents Torchmark's fixed maturity investments at December 31, 1996 on the basis of ratings as determined primarily by Standard & Poor's Corporation. Moody's Investors Services' bond ratings are used when Standard & Poor's ratings are not available. Ratings of BBB and higher (or their equivalent) are considered investment grade by the rating services.

                                                               AMOUNT
                             RATING                        (IN THOUSANDS)   %
                             ------                        -------------- -----
       AAA................................................   $2,098,390    39.4%
       AA.................................................      787,542    14.8
       A..................................................    1,910,726    35.9
       BBB................................................      277,915     5.2
       BB.................................................      170,522     3.2
       B..................................................        6,991     0.1
       Less than B........................................           88     0.0
       Not rated..........................................       76,102     1.4
                                                             ----------   -----
                                                             $5,328,276   100.0%
                                                             ==========   =====

  The following table presents the fixed maturity investments of Torchmark's insurance subsidiaries at December 31, 1996 on the basis of ratings as determined by the National Association of Insurance Commissioners ("NAIC"). Categories one and two are considered investment grade by the NAIC.

                                      AMOUNT
                    RATING        (IN THOUSANDS)   %
             -------------------- -------------- -----
             1. Highest quality..   $4,788,405    90.2%
             2. High quality.....      277,087     5.2
             3. Medium quality...      211,316     4.0
             4. Low quality......       31,372     0.6
             5. Lower quality....          669     0.0
             6. In or near de-
              fault..............            0     0.0
                                    ----------   -----
                                    $5,308,849   100.0%
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

  In recent years, there has been considerable concern regarding the impact of the HIV virus associated with Acquired Immune Deficiency Syndrome ("AIDS"). Torchmark has implemented certain underwriting tests to detect the presence of the HIV virus and continues to assess the utility of other appropriate underwriting tests to detect AIDS in light of medical developments in this field. To date, AIDS claims have not had a material impact on claims experience.

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

MARKETING

  Torchmark is licensed to sell insurance in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands, Guam, New Zealand and Canada. Distribution is through direct response, independent and exclusive agents.

  Direct Response. Torchmark offers life insurance products directly to consumers through direct mail, co-op mailings, national cable and local spot television, national newspaper supplements and national magazines. Torchmark operates a full service letterpress which enables the direct response operation to maintain high quality standards while producing materials much more efficiently than they could be purchased from outside vendors.

  Exclusive Agents. Torchmark sells and services life and health insurance through 1,750 Liberty National agents primarily in the seven state area of Alabama, Florida, Georgia, Tennessee, Mississippi, South Carolina, and North Carolina. These agents are employees of Liberty and are primarily compensated by commissions based on sales. During the past several years this operation has emphasized bank draft and direct bill collection of premium rather than agent collection, because of the resulting lower cost and improved persistency. Agent collected sales were discontinued in 1996.

  Through the American Income Agency, Torchmark sells individual life and fixed-benefit accident and health insurance through approximately 1,450 exclusive agents who target moderate income wage earners through the cooperation of labor unions, credit unions, and other associations. These agents are authorized to use the "union label" because this sales force is represented by organized labor.

  Torchmark sells life insurance as well as fixed and variable annuity products through the 2,170 W&R financial planners. (See Asset Management-- Mutual Funds for additional marketing information about the W&R sales force.)

  Torchmark offers life and health insurance targeted to various special markets through approximately 1,100 United American exclusive independent agents in 73 branch offices throughout the United States.

  Independent Agents. Torchmark offers a variety of life and health insurance policies through approximately 46 thousand independent agents, brokers, and licensed sales representatives. Torchmark is not committed or obligated in any way to accept a fixed portion of the business submitted by any independent agent. All policy applications, both new and renewal, are subject to approval and acceptance by Torchmark. Torchmark is not dependent on any single agent or any small group of independent agents, the loss of which would have a materially adverse effect on insurance sales.

  Torchmark distributes life insurance through a nationwide independent agency whose sales force is comprised of former commissioned and non-commissioned military officers who sell exclusively to commissioned and non-commissioned military officers and their families.

RATINGS

  The following list indicates the ratings currently held by Torchmark's five largest insurance companies as rated by A.M. Best Company:

                                                    A.M. BEST
                                                     COMPANY
                                                 ---------------
      Liberty National Life Insurance Company    A+  (Superior)
      Globe Life And Accident Insurance Company  A+  (Superior)
      United Investors Life Insurance Company    A+  (Superior)
      United American Insurance Company          A+  (Superior)
      American Income Life Insurance Company     A   (Excellent)

  A.M. Best states that it assigns A+ (Superior) ratings to those companies which, in its opinion, have demonstrated superior overall performance when compared to the norms of the life/health insurance industry. A+ (Superior) companies have a very strong ability to meet their obligations to policyholders over a long period of time. A.M. Best states that it assigns A (Excellent) ratings to those companies which, in its opinion, have demonstrated excellent overall performance when compared to the norms of the life/health insurance industry. A (Excellent) companies have an excellent ability to meet their obligations to policyholders over a long period of time. United Investors Life Insurance Company also has a rating of AA by Standard & Poor's Corporation. This AA rating is assigned by Standard & Poor's Corporation to those companies who offer excellent financial security on an absolute and relative basis and whose capacity to meet policyholders obligations is overwhelming under a variety of economic and underwriting conditions.

                               ASSET MANAGEMENT

  Torchmark conducts its asset management and financial services businesses through Waddell & Reed Financial Services, Inc. and its subsidiaries. This segment's activity is mutual fund distribution, management, and servicing.

MUTUAL FUNDS

  Torchmark's mutual fund operations are carried out by a subsidiary of United Management, W&R, which markets and manages the seventeen mutual funds in the United Group of Mutual Funds, the six mutual funds in the Waddell & Reed Fund, Inc. ("W&R Funds"), and the ten mutual funds in the TMK/United Fund, Inc. ("TMK/United Funds") which are used exclusively as the investment funds for variable annuities sold by UILIC. These funds were valued as follows at December 31, 1996 and 1995:

                                                       (AMOUNTS IN
                                                        MILLIONS)
                                                      1996    1995
                                                     ------- -------
       United Funds                                  $15,130 $13,569
       W&R Funds                                         643     419
       TMK/United Funds                                1,434   1,099
                                                     ------- -------
         Total mutual fund assets under management    17,207  15,087
       Institutional and private accounts              1,651   3,201
                                                     ------- -------
         Total assets under management               $18,858 $18,288
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

  Asset management activities are conducted by an experienced and qualified staff. As of December 31, 1996, the average industry experience of the fund managers for W&R was 20 years, and average company experience was 13 years.

  The following table indicates W&R revenues by component for the three years ending December 31, 1996:

                                                       (AMOUNTS IN THOUSANDS)
                                                       1996     1995     1994
                                                     -------- -------- --------
       Asset management fees........................ $103,127 $ 85,999 $ 70,651
       Investment product commissions*..............   71,991   56,927   59,450
       Insurance product commissions*...............   13,897   13,531   12,773
       Service fees.................................   28,419   23,528   22,297
                                                     -------- -------- --------
                                                     $217,434 $179,985 $165,171
                                                     ======== ======== ========

*Commissions received from affiliates for variable annuities and insurance product sales are eliminated in consolidation.

  W&R markets its mutual funds and other financial products, including life insurance, through a sales force of approximately 2,170 registered representatives in 50 states and the District of Columbia. These representatives concentrate on product sales of W&R and other Torchmark affiliates. W&R maintained 172 sales offices at December 31, 1996.

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

                                  REGULATION

  INSURANCE. Insurance companies are subject to regulation and supervision in the states in which they do business. The laws of the various states establish agencies with broad administrative and supervisory powers which include, among other things, granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, approving certain premium rates, setting minimum reserve and loss ratio requirements, determining the form and content of required financial statements, and prescribing the type and amount of investments permitted. Insurance companies can also be required under the solvency or guaranty laws of most states in which they do business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. They are also required to file detailed annual reports with supervisory agencies, and records of their business are subject to examination at any time. Under the rules of the NAIC, insurance companies are examined periodically by one or more of the supervisory agencies. The most recent examinations of Torchmark's insurance subsidiaries were: Famlico, as of December 31, 1995; American Income as of December 31, 1990; Globe, as of December 31, 1994; Liberty, as of December 31, 1991; United American, as of December 31, 1993; and UILIC, as of December 31, 1993.

  NAIC Ratios. The NAIC developed the Insurance Regulatory Information System ("IRIS"), which is intended to assist state insurance regulators in monitoring the financial condition of insurance companies. IRIS identifies twelve insurance industry ratios from the statutory financial statements of insurance companies, which are based on regulatory accounting principles and are not based on generally accepted accounting principles ("GAAP"). IRIS specifies a standard or "usual value" range for each ratio, and a company's variation from this range may be either favorable or unfavorable. The following table presents the IRIS ratios as determined by the NAIC for Torchmark's five largest insurance subsidiaries, which varied unfavorably from the "usual value" range for the years 1995 and 1994.

                                                                     USUAL   REPORTED
 COMPANY                            RATIO NAME                       RANGE    VALUE
---------        ------------------------------------------------- --------- --------
1995:
-----
 Liberty         Investment in Affiliate to Capital and Surplus    0 to 100    238
 Globe           Change in Capital and Surplus                     50 to -10   -18
 United American Change in Capital and Surplus                     50 to -10   -11
 Liberty         Change in Reserving Ratio                         20 to -20    24
 American Income Non-admitted to Admitted Assets                   10           11
1994:
-----
 Liberty         Investment in Affiliate to Capital and Surplus    0 to 100    202
 Liberty         Change in Capital and Surplus                     50 to -10   -29
 Globe           Change in Capital and Surplus                     50 to -10   -12

Explanation of Ratios:

  Investment in Affiliate to Capital and Surplus--This ratio is determined by measuring total investment in affiliates against the capital and surplus of the company. The NAIC considers a ratio of more than 100% to be high, and to possibly impact a company's liquidity, yield, and overall investment risk. The large ratio in Liberty in 1995 and 1994 is brought about by its ownership of other large Torchmark insurance companies and the ownership of 81% of the stock of United Management. Profitability and growth in these subsidiaries have caused this ratio to gradually rise. All intercompany investment is eliminated in consolidation, and the internal organizational structure has no bearing on consolidated results.

  Change in Capital and Surplus--These ratios, calculated on both a gross and net basis, are a measure of improvement or deterioration in the company's financial position during the year. The NAIC considers ratios less than minus 10% and greater than 50% to be unusual. Liberty's ratio of minus 29% in 1994 was due to the payment of a large dividend by United Management, an 81% owned subsidiary, directly to Torchmark. Because Liberty waived its interest in this dividend, it reduced Liberty's capital and surplus. United American's ratio of minus 11% in 1995 and Globe's ratios of minus 18% in 1995 and minus 12% in 1994 were caused by the payment of dividends to Torchmark in excess of their statutory net income. These transactions did not affect the consolidated equity of Torchmark at December 31, 1995 and 1994.

  Change in Reserving Ratio--The change in reserving ratio represents the number of percentage points of difference between the reserving ratio for current and prior years. Liberty's ratio was slightly over the usual range because it assumed a block of business in late 1995. The assumption of this business caused an increase in year-end reserves. No allowance is made for special transactions such as this in the calculation.

  Non-admitted Assets to Admitted Assets--This ratio measures the degree to which a company has acquired assets which cannot be carried on its statutory balance sheet. American Income's ratio of 11% in 1995 was due to a large amount of agent balances that arose from comissions that are advanced to agents when a policy is submitted. Due to the growth of American Income's business, these advances have grown and caused a variance in this particular ratio.

  Risk Based Capital. In December 1992, the NAIC adopted a model act that requires a risk based capital formula be applied to all life and health insurers. The requirement began in 1994 for information based on the 1993 annual statements. The risk based capital formula is a threshold formula rather than a target capital formula. It is designed only to identify companies that require regulatory attention and is not to be used to rate or rank companies that are adequately capitalized. All of the insurance subsidiaries of Torchmark are adequately capitalized under the risk based capital formula.

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

  MUTUAL FUNDS. Torchmark's mutual fund management and distribution activities, as well as its investment advisory services, are subject to state and federal regulation and oversight by the National Association of Securities Dealers, Inc. Each of the funds in the United Group of Mutual Funds, the W&R Funds, and the TMK/United Funds is or was a registered investment company under the Investment Company Act of 1940. W&R and Waddell & Reed Asset Management Company ("WRAM") are registered pursuant to the Investment Advisers Act of 1940. Additionally, W&R is regulated as a broker-dealer under the Securities Exchange Act of 1934.

                                   PERSONNEL

  At the end of 1996, Torchmark had 2,312 employees and 2,516 licensed employees under sales contracts. Additionally, approximately 54,000 independent and exclusive agents and brokers, who were not employees of Torchmark, were associated with Torchmark's marketing efforts.

                              ITEM 2. REAL ESTATE

  Torchmark, through its subsidiaries, owns or leases buildings that are used in the normal course of business. Liberty owns a 487,000 square foot building at 2001 Third Avenue South, Birmingham, Alabama which currently serves as Liberty's, UILIC's, and Torchmark's home office. Liberty leases approximately 160,000 square feet of this building to unrelated tenants. Liberty also operates from 61 company-owned district office buildings used for agency sales personnel.

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

  In 1996, United American relocated to a new home office building. United American owns and is the sole occupant of this 140,000 square foot facility, located in the Stonebridge Ranch development in McKinney, Texas (a North Dallas suburb). The former home office building on Buckner Boulevard in Dallas, Texas is under contract to be sold.

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

  A Torchmark subsidiary, Torchmark Development Corporation ("TDC"), has completed three buildings consisting of 185,000 square feet, 90,000 square feet and 25,000 square feet of office space within a 100 acre commercial development known as Liberty Park along Interstate 459 in Birmingham, Alabama. Approximately 275,000 square feet of this total office area is currently leased. A 110,000 square foot office building is currently under construction in this development and is scheduled for completion in the Spring of 1997. TDC also owns and manages a 70,000 square foot office and retail complex adjacent to Liberty Park of which approximately 60% is leased by an affiliated party. As a part of a joint venture with unaffiliated entities, TDC is also developing 2,800 contiguous acres as a planned community development.

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

                           ITEM 3. LEGAL PROCEEDINGS

  Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a defendant. As a practical matter, a jury's discretion regarding the amount of a punitive damage award is not limited by any clear, objective criteria under Alabama law. Accordingly, the likelihood or extent of a punitive damage award in any given case is virtually impossible to predict. As of December 31, 1996, Liberty was a party to approximately 282 active lawsuits (including 25 employment related cases and excluding interpleaders and stayed cases), more than 250 of which were Alabama proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

  Torchmark has previously reported the entry of an Order and Final Judgment by the Circuit Court of Barbour County, Alabama in Robertson v. Liberty National Life Insurance Company (Case No. CV-92-021) approving a cancer policy class action settlement involving legal and equitable relief valued at a total of $55 million. In July 1994, certain intervenors in the Robertson litigation filed a notice of appeal of the Order and Final Judgment with the Supreme Court of Alabama. On December 22, 1995, the Alabama Supreme Court unanimously affirmed the Robertson class action settlement and on February 16, 1996, issued a notice overruling the petition for a rehearing in Robertson filed by certain intervenors. A petition for writ of certiorari to the Supreme Court of the United States was then filed by intervenors. The U.S. Supreme Court granted certiorari in Robertson on October 1, 1996. Oral arguments on the intervenors' petition, which alleged that class members had not received due process in the class certification procedure and should be allowed to opt out of the class action settlement to pursue separate litigation, were heard by the U.S. Supreme Court on January 14, 1997. On March 3, 1997, the U.S. Supreme Court dismissed, as improvidently granted, the writ of certiorari previously granted in Robertson. The ruling effectively ends direct appeals from the Robertson class action settlement and Liberty will proceed with administration of benefits under the class settlement.

  As previously reported, Liberty is subject to 76 individual cancer policy lawsuits pending in Alabama and Mississippi, which were stayed or otherwise held in abeyance pending final resolution of the Robertson case. Liberty will file motions to dismiss these lawsuits based upon the U.S. Supreme Court opinion in Robertson. If these cases are dismissed, no collateral attacks on the cancer class action settlement will remain at this time.


  As previously reported, Dismukes v. Torchmark Corporation (Case No. CV-94-1006-P-M), which was filed on December 30, 1994 and is presently pending in the U.S. District Court for the Northern District of

Alabama, is the only remaining purported class action litigation brought by Torchmark shareholders alleging untimely and inadequate disclosure of material contingent liabilities arising out of insurance policy litigation involving Liberty. The U.S. District Court entered an order granting partial summary judgment on behalf of the defendants on April 16, 1996. Claims for damages based on Section 10b-5 of the Securities Exchange Act, on state securities laws and for common law fraud remain pending in the case.

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

  Prior filings have reported that in July 1994, a purported class action alleging fraudulent and deceitful practices in premium billing and lapses of coverage on a payroll deduction insurance plan was filed in the Superior Court for Gordon County, Georgia against Liberty (Bryant v. Liberty National Life Insurance Company, Civil Action No. 28979). The complaint alleged actual damages in excess of $10 million and punitive damages of not less than $50 million as well as premium reimbursements. Liberty removed this case to federal court, but the case was subsequently remanded to the state court. The Bryant case was settled on an individual basis by the parties on December 23, 1996. No class was ever certified.

  Litigation was filed on April 26, 1995, in the Circuit Court of Houston County, Alabama against Liberty involving the sale of health insurance coverage alleged to be in conflict with provisions of the Omnibus Budget Reconciliation Act of 1990 (Stewart v. Liberty National Life Insurance Company, Case No. CV-95-345L; Tolar v. Liberty National Life Insurance Company, Case No. CV-95-346J; Ingram v. Liberty National Life Insurance Company, Case No. CV-95-348L; Burkett v. Liberty National Life Insurance Company, Case No. CV-95-347H). The Stewart case has been dismissed with prejudice and the other cases remain pending.

  A purported class action was filed on August 8, 1995, against Liberty in the Circuit Court of Jefferson County, Alabama on behalf of Liberty cancer policyholders eligible for Medicare who submitted claims during an approximately two month period in 1993 (Adkins v. Liberty National Life Insurance Company, Case No. CV-95-5634). Beginning in September 1993, in reliance on federal law concerning the amount health care providers could collect from Medicare eligible individuals, Liberty limited the payment of benefits to such individuals to the amounts collectible by the providers under federal law. In November, 1993 Liberty discontinued this practice and recalculated and repaid all claims in full as it had prior to September 1993 together with interest. Nearly two years after this refund, the Adkins case was filed. The claims made in Adkins are identical to the individual claims in Allen v. Liberty National Life Insurance Company (Case No. CV-94-3634), an individual case reversed and remanded by the Alabama Supreme Court on March 7, 1997 after an appeal regarding the remitted verdict of $2.7 million. A class certification order, which does not address the merits of the litigation, was entered by the Court in Adkins on July 26, 1996. Liberty filed a petition for writ of mandamus or prohibition with the Alabama Supreme Court in August 1996 asserting abuse of discretion by the trial court in certifying the Adkins class. The Alabama Supreme Court has stayed further proceedings as to the class issues in Adkins pending its ruling on the propriety of class certification.

  On August 25, 1995, a purported class action was filed against Torchmark, Globe, United American and certain officers of these companies in the United States District Court for the Western District of Missouri on behalf of all former agents of Globe (Smith v. Torchmark Corporation, Case No.: 95-3304-CV-S-4). This action alleges that the defendants breached independent agent contracts with the plaintiffs by treating them as captive agents and engaged in a pattern of racketeering activity wrongfully denying income and renewal commissions to the agents, restricting insurance sales, mandating the purchase of worthless leads, terminating agents without cause and inducing the execution of independent contracts based on misrepresentations of fact. Monetary damages in an unspecified amount are sought. A plaintiff class was certified by the District Court on February 26, 1996, although the certification does not go to the merit of the allegations in the complaint. On December 31, 1996, the plaintiffs filed an amended complaint in Smith to allege violations of various provisions of the Employment Retirement Income Security Act of 1974. Discovery is presently proceeding in this case.

  It has been previously reported that Liberty is a party to individual lawsuits and a purported class action (Carlton v. Liberty National Life Insurance Company, Case No. CV-96-22) in the Circuit Court of Chambers County, Alabama, in which allegations are made that an interest sensitive life insurance policy would become paid-up or self-sustaining after a specified number of years. Currently, Liberty is a party to more than 100 individual interest sensitive cases, 53 of which were filed by a single lawyer in Chambers County, Alabama. Additionally, Torchmark has previously reported the case of Lawson v. Liberty National Life Insurance Company, filed in the Circuit Court of Jefferson County, Alabama (Civil Action No.: CV-96-01119), where the plaintiffs were seeking class certification on behalf of such policyholders including those who were allegedly induced to exchange life insurance policies or the existing policy's cash value was allegedly depleted. On May 14, 1996, the Circuit Court of Jefferson County, Alabama entered an order conditionally certifying a plaintiffs claim in Lawson in order to preserve the Court's jurisdiction over the class action question, subject to a full evidentiary hearing on class certification at a future date yet to be determined.

  In 1978, the United States District Court for the Northern District of Alabama entered a final judgment in Battle v. Liberty National Life Insurance Company, et al. (CV-70-H-752-S), class action litigation involving Liberty, a class composed of all owners of funeral homes in Alabama and a class composed of all insureds (Alabama residents only) under burial or vault policies issued, assumed or reinsured by Liberty. The final judgment fixed the rights and obligations of Liberty and the funeral directors authorized to handle Liberty burial and vault policies as well as reforming the benefits available to the policyholders under the policies. Although class actions are inherently subject to subsequent collateral attack by absent class members, the Battle decree remains in effect to date. A motion filed in February 1990 to challenge the final judgment under Federal Rule of Civil Procedure 60(b) was rejected by both the District Court in 1991 and the Eleventh Circuit Court of Appeals in 1992 and a Writ of Certiorari was denied by the U.S. Supreme Court in 1993.

  In November 1993, an attorney (purporting to represent the funeral director class) filed a petition in the District Court seeking "alternative relief" under the final judgment. This petition was voluntarily withdrawn on November 8, 1995, by petitioners. On February 23, 1996, Liberty filed a petition with the District Court requesting that it order certain contract funeral directors to comply with their obligations under the Final Judgment in Battle and their funeral service contracts. A petition was filed on April 8, 1996 on behalf of a group of funeral directors seeking to modify the 1978 decree in Battle in light of changed economic circumstances. Liberty is actively opposing this petition.

  Purported class action litigation was filed on January 2, 1996 against Torchmark, Torch Energy Advisors Incorporated ("Torch Energy"), and certain Torch Energy subsidiaries and affiliated limited partnerships in the Circuit Court of Pickens County, Alabama (Pearson v. Torchmark Corporation, Case No. CV-95-140). Plaintiff alleges improper payment of royalties and overriding royalties on coalbed methane gas produced and sold from wells in Robinson's Bend Coal Degasification Field, seeks certification of a class and claims unspecified compensatory and punitive damages on behalf of such class. On April 11, 1996, Torchmark's motion to change venue was granted and the case has been transferred to the Circuit Court of Tuscaloosa County, Alabama. The Company's motion to dismiss remains pending while discovery is proceeding.

  It has been previously reported that the Company, its subsidiaries United American and Globe and certain individual corporate officers are parties to purported class action litigation filed April 5, 1996 in the U.S. District Court for the Northern District of Georgia (Crichlow v. Torchmark Corporation, Case No.: 4:96-CV 0086-HLM). The complaint alleged RICCO violations, fraud, breach of contract, conspiracy, violations of the Oklahoma Consumer Protection Act and breach of the duty of good faith and fair dealing on behalf of all persons who purchased, at any time between 1987 and the present, certain hospitalization and surgical insurance policies issued by Globe and United American. The plaintiffs asserted that they purchased these policies and subsequently incurred improper claim denials, wrongful recision and "rate-ups" and post-claim underwriting. On December 4, 1996, the U.S. District Court dismissed the RICCO counts, the Oklahoma Consumer Protection Act and contract counts as to certain defendants and ordered plaintiffs to file an amended complaint. On December 23, 1996, the plaintiffs filed the amended complaint as ordered, alleging breach of contract, fraud, conspiracy and breach of the duty of good faith and fair dealing on behalf of a purported class of persons who purchased Globe, but not United American, policies from 1987 to the present. Defendants have filed motions to dismiss and for partial summary judgment.

  On April 19, 1996, a $5 million punitive judgment was entered against LIberty by a jury in Mobile, Alabama in Strickland v. Liberty National Life Insurance Company (CV-95-1399). In the Strickland case, the plaintiff, who was in his sixties, cancelled several small life insurance policies and purchased a substantial amount of new coverage. The plaintiff contended that certain supplemental benefits which were present in the smaller policies were not included in the new coverage (i.e. accidental death and premium waiver). The trial judge held that Strickland was not entitled to recover compensatory damages. Nevertheless the jury awarded $100 in nominal damages in addition to the punitive award. Liberty has filed various motions for the post-trial relief with the Circuit Court, which held a post-trial hearing on the propriety of the punitive damage award on February 12, 1997. On March 11, 1997, the Circuit Court judge reduced the Strickland judgment to $37,500.

  A jury in Chambers County, Alabama Circuit Court returned a verdict of $333,000 compensatory damages and $17.2 million in punitive damages against Liberty on June 11, 1996, in McQuiston v. Liberty National Life Insurance Company (CV-94-234). The case arose out of a claim which had been denied due to an alleged misrepresentation in the application. There was a recorded telephone interview with the applicant in which a statement was given which Liberty alleges was a misrepresentation of the health of the proposed insured. After the litigation was filed, it was learned that one signature on the application was not that of the insured. Upon notice of this fact, Liberty paid the $20,000 claim proceeds into court. Liberty has filed motions for post-trial relief with the Court, subject to completion of post trial discovery. A post-trial hearing on the propriety of the punitive damage award is scheduled for March 28, 1997.

  Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, contingent liabilities arising from threatened and pending litigation are not presently considered by management to be material. It should be noted, however, that the frequency of large punitive damage awards bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly in Alabama, continues to increase universally, creating the potential for unpredictable material adverse judgments in any given punitive damage suit.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.

                                    PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                                    MATTERS

  The principal market in which Torchmark's common stock is traded is the New York Stock Exchange. There were 7,262 shareholders of record on December 31, 1996, excluding shareholder accounts held in nominee form. Information concerning restrictions on the ability of Torchmark's subsidiaries to transfer funds to Torchmark in the form of cash dividends is set forth in Note 14-- Shareholders' Equity in the Notes to the Consolidated Financial Statements. The market price and cash dividends paid by calendar quarter for the past two years are as follows:

                                        1996
                                    MARKET PRICE
                                    ------------
                                                                                          DIVIDENDS
         QUARTER               HIGH                           LOW                         PER SHARE
         -------              -------                       -------                       ---------
            1                 $49.875                       $42.500                         $ .29
            2                  45.250                        41.000                           .29
            3                  46.250                        40.250                           .29
            4                  52.125                        45.500                           .29

Year-end closing
price..................$50.500


                                        1995
                                    MARKET PRICE
                                    ------------
                                                                                          DIVIDENDS
         QUARTER               HIGH                           LOW                         PER SHARE
         -------              -------                       -------                       ---------
            1                 $42.875                       $34.250                         $ .28
            2                  42.000                        37.375                           .28
            3                  42.250                        36.750                           .28
            4                  45.250                        40.875                           .29

Year-end closing
price..................$45.250

                        ITEM 6. SELECTED FINANCIAL DATA

  The following information should be read in conjunction with Torchmark's Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:

          (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND PERCENTAGE DATA)

                             1996        1995        1994          1993        1992
YEAR ENDED DECEMBER 31,   ----------  ----------  ----------    ----------  -----------
Premium Revenue:
 Life...................  $  854,897  $  772,257  $  601,633    $  555,859  $   544,745
 Health.................     732,618     754,983     773,375       804,605      802,536
 Other .................      22,404      19,043      13,866       132,446      106,681
  Total.................   1,609,919   1,546,283   1,388,874     1,492,910    1,453,962
Net investment income...     404,608     381,865     347,637       368,494      370,617
Financial services
 revenue................     184,295     152,482     139,276       137,422      133,462
Realized investment
 gains (losses).........       5,829     (14,323)     (2,551)        8,009         (948)
Total revenue...........   2,205,810   2,067,482   1,875,337     2,066,846    1,959,668
Net income from
 continuing operations..     318,509     271,945     263,814       242,298      247,647
Net income..............     311,372     143,235     268,946       297,979      265,477
Net income available to
 common
 shareholders...........     311,372     143,235     268,142       294,690      262,024
Annualized premium
 issued:
 Life...................     214,741     217,988     149,833       128,433      131,726
 Health.................     100,981     103,491     122,663       177,701      227,134
  Total.................     315,722     321,479     272,496       306,134      358,860
Mutual fund collections.   1,497,259   1,182,594   1,180,477     1,237,747    1,141,928
Per common share:
 Net income.............        4.37        2.00        3.72          4.01         3.58
 Net operating
  income(1).............        4.43        3.93        3.74          3.50         3.34
 Net income from
  continuing operations.        4.47        3.80        3.65          3.25         3.33
 Cash dividends paid....        1.16        1.13        1.12          1.08         1.07
Return on average common
 equity excluding
 effect of SFAS 115 and
 discontinued
 operations.............        20.5%       18.5%       19.7%         21.3%        24.6%
Average shares
 outstanding............      71,230      71,594      72,096        73,502       73,237
-------------------------------------------------------------------------------

                             1996        1995        1994          1993        1992
AS OF DECEMBER 31,        ----------  ----------  ----------    ----------  -----------
Cash and invested assets
 (2)....................  $6,049,629  $5,874,037  $5,036,211    $5,200,588  $ 4,675,577
Total assets............   9,800,800   9,364,104   8,165,244     7,441,185    6,544,617
Short-term debt.........      40,910     189,372     250,116       107,108      195,102
Long-term debt..........     791,880     791,988     791,518       791,090      496,622
Shareholders' equity....   1,629,343   1,588,952   1,242,603     1,417,255    1,115,660
 Per common share (3)...       23.38       22.17       17.37         18.80        14.54
 Per common share
  excluding effect of
  SFAS 115..............       22.84       20.33       19.31         17.29        14.54
Annualized premium in
 force:
  Life..................     946,525     869,366     796,955(4)    612,656      588,084
  Health................     748,153     759,059     812,371(4)    828,332      837,628
  Total.................   1,694,678   1,628,425   1,609,326     1,440,988    1,425,712
Assets under management
 at W&R.................  18,858,000  18,288,000  14,502,000    14,470,000   12,144,000

-------------------------------------------------------------------------------
(1) Excludes realized investment gains (losses) and the related adjustment to deferred acquisition costs.
(2) Includes accrued investment income.
(3) Computed after deduction of preferred shareholders' equity.
(4) Annualized life premium in force includes $144 million, and annualized health premium in force includes $37 million, representing the business acquired in the acquisition of American Income Life Insurance Company in 1994.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

  The following should be read in conjunction with the Selected Financial Data and Torchmark's Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

                             RESULTS OF OPERATIONS

  Torchmark's net operating income from continuing operations excludes realized investment gains and losses and the related adjustment to deferred acquisition costs. Net operating income was $4.43 per share in 1996, rising 13% over $3.93 per share in 1995. This increase in net operating income for 1995 was 5% from 1994 per share net operating income of $3.74. Realized investment losses for 1995 included a $15 million after-tax, or $.21 per share, writedown of an investment in Southwestern Life Corporation, which filed for Chapter 11 bankruptcy protection in the third quarter of 1995.

  Torchmark's net income, including discontinued operations, was $311 million in 1996 compared with $143 million in 1995 and $269 million in 1994. On a per-share basis, net income was $4.37, $2.00, and $3.72 in 1996, 1995, and 1994, respectively. Net income in 1995 was negatively affected by Torchmark's decision to dispose of its energy segment and to exit the energy industry. Accordingly, in 1995, Torchmark modified the presentation in its financial statements to set forth separately the net assets and results attributable to the discontinued energy segment as discontinued operations. Also in the fourth quarter of 1995, as a part of the decision to dispose of the energy segment, Torchmark wrote down its investment in a coalbed methane gas development in the Black Warrior Basin of Alabama to the investment's estimated realizable value. Torchmark had experienced disappointments in methane gas production through increased difficulties in obtaining significant gas production from lower coal seams, resulting in downward revisions to engineering estimates of reserves. In view of these production difficulties, Torchmark's desire to sell its energy segment, and the adoption of FASB Statement 121, an accounting rule regarding impairments, it was determined that a writedown of the investment was appropriate. The writedown amounted to an after-tax charge of $130 million, or $1.82 per share in 1995. The disposition of the energy segment was completed on September 30, 1996 and resulted in an after-tax loss of $7 million or $.10 per share. For more details on this transaction, see "Disposal of Energy Segment" on page 30 of this report.

  In a comparison of 1996 and 1995 results with those of 1994, attention should be given to the acquisition of American Income on November 3, 1994 for total consideration of $552 million. American Income's results were consolidated with Torchmark's after the acquisition date, being included for a full year in 1995 for the first time. American Income added approximately $17 million and $22 million to Torchmark's 1995 and 1996 net income, respectively, after taking into account goodwill amortization and financing costs.

  Torchmark's 1996 revenues gained 7% over the prior year to $2.21 billion. Revenues increased 10% in 1995 to $2.07 billion from $1.88 billion in 1994, an increase of $192 million. The American Income acquisition accounted for the 1995 increase after adjusting for lost investment income from the purchase. American Income added $225 million to total revenues in 1995, compared with $31 million in 1994. Premium income increased 4% in 1996 over the prior year to $1.61 billion. Premium in 1995 rose 11% to $1.55 billion from $1.39 billion. The $157 million gain in premium in 1995 was caused by the inclusion of American Income premium for a full year, which increased $168 million over 1994. The components of Torchmark's revenues and operations are described in more detail in the discussion of segments and investment operations found on pages 19 through 27 of this report.

  Operating expenses, as a percentage of total revenues, were stable at 7% in both 1996 and 1995. This expense ratio increased from 6.3% in 1994. The higher expense ratios in 1995 and 1996 are related to increased legal and litigation costs at Liberty. In 1995, the increases in goodwill amortization, interest expense, and the MIPS dividend were the result of financing the American Income acquisition in late 1994. Please refer to the following sections of this report for a more complete discussion of this purchase and the related financing costs: "Acquisition of American Income" on page 30, and "Capital Resources" on page 28. Interest expense declined 9% in 1996 due to debt paydowns. For a more complete discussion of Torchmark's debt, please see the "Capital Resources" discussion.

  The following is a discussion of Torchmark's operations by segment.

                                   INSURANCE

  Life insurance. Life insurance premium increased 11% in 1996 to $855 million. Life premium grew 28% to $772 million for the year 1995. The 1995 versus 1994 comparison is distorted somewhat because of the American Income acquisition in late 1994. American Income life premium was $154 million in 1995, compared with $21 million in 1994, accounting for $133 million of the $171 million increase in life premium for 1995. Sales of life insurance in terms of annualized premium were $215 million in 1996 and $218 million in 1995. This represents a 1% decline in 1996 when compared with 1995, a record year for Torchmark, but the 1995 increase was 45% over 1994 sales of $150 million. American Income accounted for $51 million of 1995 sales, or 64% of the 1995 increase.

  Life insurance premium is Torchmark's largest component of revenue, representing 39% of total revenue and 53% of total premium. In 1995, Torchmark's life annualized premium in force at year end exceeded its health premium for the first time since 1982. In 1996, the gap between life and health premium increased, as annualized life premium in force grew to 56% of total as opposed to health premium's 44%. Torchmark has emphasized increases in sales of life insurance product lines relative to health and other insurance products because profit margins for life insurance are superior. Additionally, assets backing the higher reserves required for life products provide the potential for Torchmark to increase investment income. Profit margins for life insurance operations, as measured by insurance operating income as a percentage of premium, have approximated 29% in each of the three years presented. By contrast, health margins have not exceeded 16% during the same three years.

  Annualized life premium in force climbed 9% in 1996 to $947 million at December 31. Annualized life premium in force also grew 9% during 1995, rising to $869 million. Annualized premium in force data includes amounts collected on certain interest-sensitive life products which are not recorded as premium income but exclude single premium income and policy account charges.

  Torchmark markets its life insurance products through a variety of different distribution channels. The following table presents life insurance premium income during each of the three years ended December 31, 1996 by distribution method.

                                LIFE INSURANCE
                        Premium by Distribution Method
                         (Dollar amounts in thousands)

                                     1996            1995            1994
                                --------------  --------------  --------------
                                         % OF            % OF            % OF
                                 AMOUNT  TOTAL   AMOUNT  TOTAL   AMOUNT  TOTAL
                                -------- -----  -------- -----  -------- -----
United American Independent
 Agency........................ $ 33,404   3.9% $ 28,305   3.7% $ 25,971   4.3%
United American Exclusive
 Agency........................   15,767   1.8    10,713   1.4     7,988   1.3
Direct Response................  171,983  20.1   149,141  19.3   127,661  21.2
Liberty National Exclusive
 Agency........................  279,637  32.7   275,089  35.6   268,460  44.6
American Income Exclusive
 Agency........................  173,700  20.3   153,914  19.9    21,055   3.5
Military.......................   71,223   8.3    45,512   5.9    39,802   6.6
United Investors Exclusive
 Agency........................   73,836   8.6    69,498   9.0    64,940  10.8
Other..........................   35,347   4.3    40,085   5.2    45,756   7.7
                                -------- -----  -------- -----  -------- -----
                                $854,897 100.0% $772,257 100.0% $601,633 100.0%
                                ======== =====  ======== =====  ======== =====

  The direct response operation has experienced premium growth, with premium revenue rising 15% in 1996 to $172 million, after having risen 17% in 1995. Annualized life premium in force was $202 million at December 31, 1996. Direct response marketing is conducted through direct mail, co-op mailings, television and consumer magazine advertising, as well as direct mail solicitations endorsed by groups, unions and associations. The direct response operation accounted for 20% of Torchmark's life insurance premium in 1996.

  The Liberty National Agency distribution system accounted for the most life insurance premium income in each of the three years presented, with 1996 premium representing 33% of Torchmark's total life premium. Annualized life premium in force grew from $297 million at year-end 1995 to $299 million at the end of 1996. Life premium sales, in terms of annualized premium issued, declined 6% during 1996 to $45 million. During the past two years, this agency has completed the transition from a debit-style renewal premium collection system to a direct bill or bank-draft collection system. At the beginning of 1996, debit or home collection sales were discontinued. Under the new system, agents spend more time developing new customers. As expected, a number of agents did not make the transition. During the two year period, the agency force declined 31% to 1,750 agents. However, life insurance production only declined 12%, which is evidence of the strength of the existing sales force. In the fourth quarter of 1996, emphasis was placed on hiring and training new agents under the new system. The agency expects a growth in the number of productive agents, and in turn, growth in sales and in force.

  Another Torchmark distribution system which experienced growth in life insurance operations was the American Income Agency. This agency targets members of labor unions, credit unions, and other associations for its life insurance sales. Life premium rose 13% in 1996 to $174 million. Annualized premium in force grew 11% to $188 million at December 31, 1996. Annualized premium in force was $170 million at year-end 1995, rising 15% over year-end 1994. Sales of annualized premium increased 6% to $54 million in 1996. American Income was acquired by Torchmark in late 1994.

  Torchmark distributes life insurance through a nationwide independent agency whose sales force is comprised of former commissioned and non-commissioned military officers who sell exclusively to commissioned and non-commissioned military officers and their families. The quality of the business, which is comprised of whole life products with term insurance riders, produced by this agency is outstanding. Life premium income from this distribution system was $71 million in 1996, up $26 million from 1995. This increase resulted primarily from the acquisition from another carrier of a block of business with $21 million of annualized premium in force produced by the military agency. In the past, this agency has produced business through Liberty National, but beginning late in the first quarter of 1997, additional sales will be produced through Globe Life.

  Torchmark's other three distribution channels each experienced premium growth in 1996. The United Investors Exclusive Agency, made up of W&R sales representatives, recorded premium income of $74 million, increasing 6% over 1995. Premium for the United American Exclusive Agency rose 47% to $16 million. Annualized premium sold was $11 million in 1996, gaining 17%. The United American Independent Agency had life premium income growth of 19% to $33 million, and sales growth of 11% to $18 million. The United Investors Agency represents 9% of Torchmark's life premium, while the two United American Agencies represent 6%.

                                LIFE INSURANCE
                              Summary of Results
                         (Dollar amounts in thousands)

                                1996              1995              1994
                          ----------------- ----------------- -----------------
                                     % OF              % OF              % OF
                           AMOUNT   PREMIUM  AMOUNT   PREMIUM  AMOUNT   PREMIUM
                          --------  ------- --------  ------- --------  -------
Premium and policy
 charges................. $854,897   100.0% $772,257   100.0% $601,633   100.0%
Policy obligations.......  558,436    65.3   507,444    65.7   412,799    68.6
Required reserve
 interest................ (209,126)  (24.4) (194,733)  (25.2) (163,637)  (27.2)
                          --------   -----  --------   -----  --------   -----
 Net policy obligations..  349,310    40.9   312,711    40.5   249,162    41.4
Amortization of
 acquisition costs.......  146,164    17.1   126,695    16.4    90,573    15.1
Commissions and premium
 taxes...................   54,182     6.3    50,994     6.6    39,845     6.6
Other expenses...........   61,865     7.2    60,767     7.9    46,814     7.8
                          --------   -----  --------   -----  --------   -----
 Total expense...........  611,521    71.5   551,167    71.4   426,394    70.9
                          --------   -----  --------   -----  --------   -----
Insurance operating
 income.................. $243,376    28.5% $221,090    28.6% $175,239    29.1%
                          ========   =====  ========   =====  ========   =====

  Torchmark's life insurance margins have remained stable, with insurance operating income at approximately 29%, throughout the three-year period presented. As a percentage of premium, operating expenses resumed their decline in 1996, dropping to 7.2%. This expense ratio was 8.6% five years ago and 11% ten years ago.

  One major factor in maintaining stable operating income margins in the life insurance business is improved persistency. Persistency is beneficial to margins because it lowers the rate of amortization of acquisition costs, and increases profits because the premium life is extended. Persistency improvements have resulted, at least in part, from previously-mentioned changes in the Liberty National Agency marketing system, including revisions in agents' compensation formulas to encourage lower lapses and changing the premium collection method from agent-collected to bank draft and direct bill methods which are characterized by higher persistency. Another contributing factor to improved persistency in life business is a higher proportion of premium from the military distribution system, which has an extremely low lapse rate.

  Even though improvements in persistency have occurred in Torchmark's major life insurance lines, acquisition cost ratios rose in each of the years reported. In a comparison of 1996 and 1995 ratios with 1994, the American income purchase must be taken into account. While American Income's life business is very profitable and has a total insurance operating income margin similar to other Torchmark products, it is characterized by lower policy obligations and higher amortization of acquisition costs. The higher acquisition cost ratio is a result of the higher amortization of the value of insurance purchased relative to deferred acquisition costs. Torchmark's discontinuance of active marketing of pre-need funeral insurance has caused the amortization of acquisition cost on this business to increase relative to premium, although the impact on total margins are more than offset by a reduction in policy benefits ratios.

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

  Health insurance. Health products sold by Torchmark include Medicare Supplement insurance, cancer insurance, long-term care, and other under-age 65 limited benefit supplemental medical and hospitalization products. As a percentage of annualized health premium in force at December 31, 1996, Medicare Supplement accounted for 70%, cancer 16%, and other products 14%. These products are marketed by exclusive and independent agents, by direct response, and through associations. The table below presents health insurance premium income during each of the three years ended December 31, 1996 by distribution method.

                               HEALTH INSURANCE
                        Premium by Distribution Method
                         (Dollar amounts in thousands)

                                     1996            1995            1994
                                --------------  --------------  --------------
                                         % OF            % OF            % OF
                                 AMOUNT  TOTAL   AMOUNT  TOTAL   AMOUNT  TOTAL
                                -------- -----  -------- -----  -------- -----
United American Independent
 Agency........................ $440,862  60.2% $466,751  61.8% $509,972  65.9%
United American Exclusive
 Agency........................  124,037  16.9   123,264  16.3   128,538  16.6
Direct Response................    3,519   0.5       956   0.1     1,106   0.2
Liberty National Exclusive
 Agency........................  120,028  16.4   122,722  16.3   127,672  16.5
American Income Exclusive
 Agency........................   44,172   6.0    41,290   5.5     6,087   0.8
                                -------- -----  -------- -----  -------- -----
                                $732,618 100.0% $754,983 100.0% $773,375 100.0%
                                ======== =====  ======== =====  ======== =====

  The following chart contains health insurance premium data from 1994 through 1996:

                                                        ($ MILLIONS)
                                                    %           %           %
HEALTH PREMIUM                               1996 CHANGE 1995 CHANGE 1994 CHANGE
--------------                               ---- ------ ---- ------ ---- ------
Revenue..................................... $733  (3)%  $755  (2)%  $773  (4)%
Annualized Premium Sales.................... $101  (2)%  $103 (16)%  $123 (31)%

  A major factor leading to the smaller decline in health sales over the three year period was the smaller decline in Medicare Supplement sales over the same period. In 1996, sales of Medicare Supplement insurance, the major component of Torchmark's health insurance, increased over the prior year sales for the first time since 1992.

  The following chart demonstrates the smaller declines over the past three years for Medicare Supplement annualized premium sales and in force:

                                                        ($ MILLIONS)
                                                    %           %           %
MEDICARE SUPPLEMENT                          1996 CHANGE 1995 CHANGE 1994 CHANGE
-------------------                          ---- ------ ---- ------ ---- ------
Sales....................................... $ 66    2%  $ 65 (26)%  $ 88 (36)%
In Force.................................... $524  (1)%  $530  (7)%  $572  (5)%

  The leveling of Medicare Supplement sales as compared to the prior year is due in part to $4 million annualized premium sold through Direct response, a distribution system not previously marketing this product. In addition to higher sales than the previous year, 1996 Medicare Supplement in force benefited from premium rate increases implemented during the year, the first increase in three years.

  In recent years, declines in Medicare Supplement premium issued and premium in force were the result of 1990 regulatory requirements that reduced allowable agents commissions on new sales, as well as uncertainties regarding health care reform by the Clinton Administration and Congress. Further, regulatory standardization of policy benefits to 10 standardized plans increased competition because consumers now see these products as a "commodity", differentiated only by price. Increased competition by Health Maintenance Organizations that substitute for traditional Medicare also have dampened sales.

  Torchmark is using several strategies to maintain sales of new policies and the persistency of existing in force Medicare Supplement policies. Torchmark's premium rate increases year to year have been less than certain competitors, making Torchmark's rates more price competitive. In addition, new markets such as employer and association groups, and distribution methods such as Direct response are being tested.

  Sales of cancer products declined 6% to $10.7 million in 1996 after rising 40% in 1995 to $11.3 million. In spite of the lower sales, annualized premium in force for cancer increased to $119 million at year-end 1996 from $115 million at December 31, 1995, due primarily to the implementation of rate increases for the first time in two years. Annualized premium in force for other health products experienced an 8% drop in 1996, from $114 million to $105 million at December 31, 1996. Sales also declined 11% in 1996 to $25 million. Torchmark introduced a new series of long-term care products in late 1996, and intends to aggressively market this product line.

                               HEALTH INSURANCE
                              Summary of Results
                         (Dollar amounts in thousands)

                                1996              1995              1994
                          ----------------- ----------------- -----------------
                                     % OF              % OF              % OF
                           AMOUNT   PREMIUM  AMOUNT   PREMIUM  AMOUNT   PREMIUM
                          --------  ------- --------  ------- --------  -------
Premium.................. $732,618   100.0% $754,983   100.0% $773,375   100.0%
Other income.............    2,994     0.4     3,001     0.4     3,349     0.4
                          --------   -----  --------   -----  --------   -----
 Total revenues..........  735,612   100.4   757,984   100.4   776,724   100.4
Policy obligations.......  448,346    61.2   454,107    60.2   459,163    59.4
Required reserve
 interest................  (26,137)   (3.6)  (26,139)   (3.5)  (25,710)   (3.4)
                          --------   -----  --------   -----  --------   -----
 Net policy obligations..  422,209    57.6   427,968    56.7   433,453    56.0
Amortization of
 acquisition costs.......   63,150     8.6    69,698     9.2    76,170     9.8
Commissions and premium
 taxes...................   87,688    12.0    94,624    12.5   102,603    13.3
Other expense............   45,812     6.3    47,510     6.3    43,007     5.6
                          --------   -----  --------   -----  --------   -----
 Total expense...........  618,859    84.5   639,800    84.7   655,233    84.7
                          --------   -----  --------   -----  --------   -----
Insurance operating
 income.................. $116,753    15.9% $118,184    15.7% $121,491    15.7%
                          ========   =====  ========   =====  ========   =====

  As a percentage of premium, insurance operating income for Torchmark's health insurance was stable, approximating 16% in each of the three years considered. While policy obligations as a percentage of premium have risen each year, these increases have been more than offset by the declines in amortization of acquisition costs and commissions. The decline in the amortization of acquisition costs ratio has been caused by improvements in persistency in Torchmark's health business. Excluded from the above presentation of health results in 1994 is a $30 million charge for cancer policy benefits resulting from a reclassification of non-operating expense to health benefits, since actual payments will be made in the form of health benefits.

  Annuities. Torchmark's annuity products serve a wide range of markets, such as providing retirement income, funding prearranged funerals, and offering long-term tax-deferred growth opportunities. Annuities are sold on both a fixed and variable basis. Fixed annuity deposits are held and invested by Torchmark and are obligations of the company. Variable annuity deposits are invested at the policyholder's direction into his choice among ten W&R managed mutual funds which vary in degree of investment risk and return. A fixed annuity investment account is also available as a variable annuity investment option. These investments pertaining to variable annuity deposits are reported as "Separate Account Assets" and the corresponding deposit balances for variable annuities are reported as "Separate Account Liabilities."

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

  The following table presents the annuity account balance at each year end and the annuity collections for each year for both fixed and variable annuities.

                            ANNUITY DEPOSIT BALANCES     ANNUITY COLLECTIONS
                           -------------------------- --------------------------
                               (DOLLAR AMOUNTS IN         (DOLLAR AMOUNTS IN
                                   MILLIONS)                  THOUSANDS)
                             1996     1995     1994     1996     1995     1994
                           -------- -------- -------- -------- -------- --------
Fixed..................... $  974.6 $  927.9 $  801.2 $ 87,133 $133,461 $ 43,339
Variable..................  1,375.5  1,052.2    692.8  247,461  189,188  196,105
                           -------- -------- -------- -------- -------- --------
 Total.................... $2,350.1 $1,980.1 $1,494.0 $334,594 $322,649 $239,444
                           ======== ======== ======== ======== ======== ========

  Annuity premium collections increased 4% in 1996 to $335 million over the prior year. Annuity collections rose 35% to $323 million in 1995. Fixed annuity premium collections declined 35% in 1996 to $87 million from $133 million in 1995, after having risen over three times 1994 collections of $43 million. The 1995 increase was caused by the entry of a United American general agency in the fourth quarter of 1994 that markets to bank customers. These sales generated $76 million in 1995 collections. In 1996, however, these sales declined to $55 million. Additionally, Torchmark's preneed annuity collections declined $19 million in 1996, contributing to the decline in 1996 fixed annuity collections.

  More than offsetting the decline in 1996 of fixed collections was an increase in 1996 of variable annuity collections of 31%. These collections were $247 million in 1996 as compared with $189 million in 1995. Strong financial markets in 1996 have contributed greatly to the growth in variable collections. Torchmark's variable annuities are issued by UILIC and sold by W&R sales representatives.

  The variable annuity account balance also gained 31% over the 1995 period, standing at $1.4 billion at December 31, 1996. The deposit account balance is positively affected by additional deposits resulting from heightened investor interest and by the accounts being valued based on the higher market values of the underlying investments.

                                   ANNUITIES
                              Summary of Results
                         (Dollar amounts in thousands)

                                   1996             1995             1994
                              ---------------- ---------------- ----------------
                                        % OF             % OF             % OF
                                        MEAN             MEAN             MEAN
                              AMOUNT   RESERVE AMOUNT   RESERVE AMOUNT   RESERVE
                              -------  ------- -------  ------- -------  -------
Policy charges..............  $22,404    1.0%  $19,049    1.1%  $13,888    1.0%
Allocated investment
 income.....................   12,957    0.6    10,206    0.6     8,576    0.6
                              -------   ----   -------   ----   -------   ----
 Total revenue..............   35,361    1.6    29,255    1.7    22,464    1.6
Policy obligations..........   51,320    2.3    48,012    2.8    42,275    3.0
Required reserve interest...  (50,188)  (2.3)  (48,541)  (2.8)  (42,765)  (3.0)
                              -------   ----   -------   ----   -------   ----
 Net policy obligations.....    1,132    0.0      (529)   0.0      (490)   0.0
Amortization of acquisition
 costs......................   10,606    0.5     9,125    0.5     5,772    0.4
Commissions and premium
 taxes......................      610    0.0       699    0.0       605    0.0
Other expense...............    2,352    0.1     2,573    0.2     2,345    0.2
                              -------   ----   -------   ----   -------   ----
 Total expense..............   14,700    0.6    11,868    0.7     8,232    0.6
                              -------   ----   -------   ----   -------   ----
Insurance operating income..  $20,661    1.0%  $17,387    1.0%  $14,232    1.0%
                              =======   ====   =======   ====   =======   ====

  Insurance operating margins for annuities as measured by the mean reserve have remained fairly stable throughout the three years examined. Annuity policy charges have increased in each period. Policy charges increased 18% to $22 million in 1996. These charges were $19 million in 1995, gaining 37% over 1994 charges of $14 million. Growth in these policy charges resulted from the increase in size of the annuity account balance over each of the prior years, the increase in the number of annuity contracts in force, and the cumulative effect of growth in sales over the past few years on which the sales charge is based. The allocated investment income, or the investment income earned in excess of policy requirements, also grew in each of the periods 1994 through 1996. These increases resulted from the growth in the fixed annuity deposit balances.

                               ASSET MANAGEMENT

  Financial Services. Torchmark's financial services operations consist of the marketing of 23 mutual funds, including the United Group and the W & R Group of funds through exclusive financial planners. These representatives also market a variety of insurance products of Torchmark subsidiaries. Financial services operations also involve the management of mutual fund portfolios, the management of institutional portfolios, and the servicing of customer accounts. Revenues are derived from commissions from the sale of investment and insurance products, fees for management of investment asset portfolios, and fees for servicing the accounts.

  Financial services revenues rose 21% to $221 million in 1996 compared with 1995 revenues of $183 million. These revenues grew 9% in 1995 from 1994 revenues of $167 million. Financial services revenues presented in Torchmark's consolidated financial statements will not correspond to total revenues for the financial services segment presented below in the Summary of Results table because certain revenues are eliminated in consolidation.

  Asset management fees of $103 million in 1996 were the largest component of financial services revenues, representing 47% of 1996 segment revenues. Asset management fees grew 20% in 1996, after having gained 22% to $86 million in 1995. Increases in these fees have occurred due to the daily growth in mutual fund assets and institutional assets under management, on which asset management fees are based. Average assets under management rose 17% in 1996 and 14% in 1995. Growth in average assets under management in 1995 and 1996 resulted from two factors. First, strength in the financial markets caused increases in the values of fund securities. Secondly, new net investment product sales and reinvested dividends in each period contributed to asset growth. Total assets under management were $18.9 billion at December 31, 1996, an increase over the prior year end of 3%. Total assets under management were $18.3 billion at December 31, 1995 and $14.5 billion at December 31, 1994, rising 26% in 1995. Mutual fund assets under management rose 14% in 1996 to $17.2 billion at year-end 1996. Asset management fees grew at a higher rate than assets under management in 1996 primarily because of a change in the type of assets under management. The total increase in assets under management for the period of $.6 billion was the result of a $2.1 billion increase in mutual fund assets partially offset by a $1.5 billion decrease in institutional assets. The mutual fund assets that were added have a higher management fee rate than the institutional assets that were lost.

  Commission revenues are derived from the sales of both investment and insurance products, with investment product commissions representing 84% of total commission revenues in 1996. The commissions from insurance products and variable annuities are primarily received from Torchmark insurance subsidiaries, and are eliminated in consolidation. Investment product commissions rose 26% to $72 million in 1996, after having declined 4% to $57 million in 1995. Investment product sales climbed 27% in 1996 to $1.5 billion. Investment product sales in 1995 were level with the 1994 sales of $1.2 billion. In 1996, sales of the United Funds, a front-load product, increased 22% or $187 million while sales of the W&R Funds, a deferred-load product, grew 44% or $70 million. Insurance product commissions have grown steadily, with 1996 commissions of $13.9 million, as compared with $13.5 million in 1995 and $12.8 million in 1994.

  Services fees grew 21% in 1996, after rising 6% in 1995. Service fees are charged based on the number of accounts serviced. The number of accounts serviced was 1.31 million at December 31, 1996, an increase of 7%. Accounts serviced were 1.22 million at year-end 1995 and 1.15 million at year-end 1994. The 1996 fees grew at a rate greater than the number of accounts because of an increase in fees.

                              FINANCIAL SERVICES
                              Summary of Results
                         (Dollar amounts in thousands)

                                     1996             1995            1994
                               ---------------- ---------------- ---------------
                                         % OF             % OF            % OF
                                AMOUNT  REVENUE  AMOUNT  REVENUE AMOUNT  REVENUE
                               -------- ------- -------- ------- ------- -------
Commission revenue...........  $ 85,888   38.9% $ 70,458   38.5% $72,223   43.1%
Asset management fees........   103,127   46.6    85,999   47.0   70,651   42.2
Service fees.................    28,419   12.9    23,528   12.9   22,297   13.3
                               --------  -----  --------  -----  -------  -----
 Financial services
  revenue*...................   217,434   98.4   179,985   98.4  165,171   98.6
Investment and other income..     3,642    1.6     2,947    1.6    2,264    1.4
                               --------  -----  --------  -----  -------  -----
 Total revenue...............   221,076  100.0   182,932  100.0  167,435  100.0
Commissions and selling
 expenses....................    78,797   35.6    63,882   34.9   62,285   37.2
Other expenses...............    28,959   13.1    24,708   13.5   21,252   12.7
                               --------  -----  --------  -----  -------  -----
 Total expenses..............   107,756   48.7    88,590   48.4   83,537   49.9
                               --------  -----  --------  -----  -------  -----
Pretax income................  $113,320   51.3% $ 94,342   51.6% $83,898   50.1%
                               ========  =====  ========  =====  =======  =====

--------
* Financial services revenue includes $33.1 million in 1996, $27.5 million in 1995 and $25.9 million in 1994 representing revenues from other Torchmark segments which are eliminated in consolidation.

  Pretax income for Torchmark's financial services operations has grown very rapidly, rising 20% to $113 million in 1996. This growth follows a 12% increase in 1995 to $94 million and a 15% increase in 1994 to $84 million. As a percentage of total financial services revenues, pretax income rose above 51% in 1995 and remained comparable in 1996. The 1995 margin improvement resulted from a greater percentage of financial services revenues coming from asset management fees. Asset management fees have a significantly greater profit margin than commissions and service fees. The proportion of asset management fees to total revenues remained constant in 1996, contributing to the flat margin ratios. While other expenses as a percentage of revenues declined, asset management fees were up about 17% over 1995.

  Commissions and selling expenses are the direct expenses associated with producing commission revenue. They consist of the commissions, bonuses, and other compensation paid to the sales force as well as other marketing and promotional costs. Because of the 1996 increase in sales volume, which causes an increase in sales incentive compensation, direct expenses as a percentage of commission revenue rose slightly, from 91% in 1995 to 92%. W&R also increased promotional efforts in 1995 and to an even greater extent in 1996. The 1996 increase in commission revenues resulted, at least in part, from these measures.

                                  INVESTMENTS

  Torchmark's net investment income increased 6% to $405 million during the year, following an increase of 10% in 1995 and a decrease of 6% in 1994. When adjusted for the American Income acquisition in late 1994, however, the 1995 increase was 3%. The 1996 increase in investment income is principally due to the continued accumulation of invested assets, which rose to $5.9 billion by year end. When adjusted for disposition of Torchmark's energy operations, mean invested assets rose 6% in 1996, as compared with a similar 6% increase in 1995.

  The overall level of interest rates rose sharply during the first half of 1996, then retracted approximately one-half of the advance by year end. In this environment, Torchmark's investment program continued to emphasize investment grade, call-protected corporate securities. New investment acquisitions of fixed income securities totaled $1.08 billion, compared with 1995 acquisitions of $1.87 billion. Acquisitions in 1995, however, were inflated by several sales programs implemented to reduce exposure to prepayments on mortgage-backed securities. During 1996, acquisitions were made at an average yield of 7.12% and an average life of 7.8 years compared with 7.28% and 13.4 years, respectively, for 1995. While there were no significant sales of GNMA holdings as in the past several years, mortgage-backed securities declined because of repayments and the increase in other types of invested assets. Mortgage-backed securities were 25% of fixed income securities and 23% of invested assets at December 31, 1996. They were 27% of invested assets at year-end 1995 and 43% of invested assets at year-end 1994.

  Torchmark's fixed maturity portfolio is subject to market risk caused by changes in interest rates in financial markets. Because this portfolio is classified as available for sale, it is valued at market. While the portfolio is sensitive to market fluctuations, these temporary changes in market value have no bearing on the ultimate proceeds at maturity. Torchmark limits its market risk by maintaining a high quality portfolio with a relatively short average life.

  The moderate increase in rates in 1996 caused the unrealized gain of the fixed income portfolio to decline. At December 31, 1996, the market value of fixed income investments exceeded book value by $63 million, compared with an unrealized gain of $226 million at the end of 1995 and an unrealized loss of $242 million at year-end 1994. Despite the fluctuation in market values, the portfolio yield remained relatively stable at 7.55%, compared with 7.66% at year-end 1995 and 7.73% at year-end 1994. With shorter maturity acquisitions, the average life of the bond portfolio decreased from 8.8 years at year-end 1995 to 7.8 years currently. At year end, an estimated 38% of the fixed income portfolio will maturity within five years, and 80% will mature within 10 years. This compares with estimates of 38% and 76%, respectively, at year-end 1995.

  Presented below is a schedule of Torchmark's fixed-income portfolio by maturity.

                                                                   1996   1995
                                                                   -----  -----
Short terms and under 1 year......................................   8.7%   8.6%
2-5 years.........................................................  29.0   28.9
6-10 years........................................................  42.0   38.3
11-15 years.......................................................  10.0   10.8
16-20 years.......................................................   3.1    2.5
Over 20 years.....................................................   7.2   10.9
                                                                   -----  -----
                                                                   100.0% 100.0%
                                                                   =====  =====

  Torchmark's emphasis on fixed maturity bonds, which represented 90% of invested assets at 1996 year end, caused percentage holdings of other type investments to vary widely with latest industry averages prepared by the American Council of Life Insurance.

                                                   TORCHMARK
                                                ----------------  INDUSTRY %
                                                  AMOUNT     %       (1)
                                                ---------- -----  ----------
Investment grade and short-term bonds.......... $5,162,841  86.9%    68.3%
Noninvestment grade bonds......................    243,357   4.1      3.7
Preferred and common stocks....................     16,035   0.3      5.4
Mortgage loans.................................     64,353   1.1     12.8
Real estate....................................    150,490   2.5      2.5
Policy loans...................................    206,959   3.5      5.8
Other invested assets..........................     95,485   1.6      1.5
                                                ---------- -----    -----
                                                $5,939,520 100.0%   100.0%
                                                ========== =====    =====

--------
(1) Latest data available from the American Council of Life Insurance.

  The quality of fixed income holdings remains very high, with 95% rated investment grade by Standard & Poor's and the NAIC.

                              FINANCIAL CONDITION

  Liquidity. Liquidity pertains to Torchmark's ability to meet on demand the cash commitments required by its business operations and financial obligations. Torchmark's liquidity is obtained from three sources: its positive cash flow from operations, its portfolio of short-term investments, and its line of credit facility.

  Torchmark's insurance and asset management operations generate positive cash flows in excess of its immediate needs. Cash flows provided from operations, including deposit-product operations, were $517 million in 1996, compared with $478 million in 1995, an increase of 8%. Operating cash flows grew 42% in 1995 over 1994 cash flows of $337 million. The 1995 increase was primarily caused by increased deposit-product sales in 1995 and a one-time $48 million tax settlement paid in 1994 related to prior periods. In addition to operating cash flows, Torchmark received $347 million of investment maturities and repayments in 1996, further enhancing total positive cash flow. Such repayments were $351 million in 1995 and $796 million in 1994. Cash flows in excess of immediate requirements are used to build an investment base to fund future requirements.

  Torchmark's cash and short-term investments were $103 million at December 31, 1996, compared with $86 million at year-end 1995. These liquid assets represented approximately 1% of total assets at December 31, 1996, the same as at the end of the previous year. In addition to Torchmark's liquid assets, Torchmark has a portfolio of marketable fixed and equity securities which are available for sale should the need arise. These securities had a value of $5.3 billion at December 31, 1996.

  Torchmark has in place a line of credit facility with a group of lenders which allows unsecured borrowings up to a specified maximum amount. The maximum amount was increased during 1996 to $600 million at December 31, 1996. Interest is charged at variable rates for borrowings. This line of credit is further designated as a backup credit line for a commercial paper program not to exceed $600 million, whereby Torchmark may borrow from either the credit line or issue commercial paper at any time but may not borrow in excess of a total of $600 million on the combined facilities. At December 31, 1996, $41 million in commercial paper was outstanding and there were no borrowings on the line of credit. A facility fee is charged on the entire $600 million balance. In accordance with the agreements, Torchmark is subject to certain covenants regarding capitalization and earnings. At December 31, 1996, Torchmark was in full compliance with these covenants.

  Liquidity of the parent company is affected by the ability of the subsidiaries to pay dividends. Dividends are paid by subsidiaries to the parent in order to meet its dividend payments on common and preferred stock, interest and principal repayment requirements on parent company debt, and operating expenses of the parent company. Dividends from insurance subsidiaries of Torchmark are limited to the greater of statutory net gain from operations on an annual noncumulative basis or 10% of surplus, in the absence of special approval, and distributions are not permitted in excess of statutory net worth. Subsidiaries are also subject to certain minimum capital requirements. Although these restrictions exist, dividend availability from subsidiaries has been and is expected to be more than adequate for parent company operations. During 1997, a maximum amount of $275 million will be available to Torchmark from insurance subsidiaries without regulatory approval.

  Capital Resources. The carrying amount of Torchmark's long-term debt was $792 million at both year-ends 1996 and 1995. Major debt issues outstanding at December 31, 1996 were as follows:

                                                                     PRINCIPAL
                                                                      AMOUNT
   INSTRUMENT                                          DUE  RATE   ($ THOUSANDS)
   ----------                                          ---- -----  -------------
Sinking Fund Debentures............................... 2017 8 5/8%   $200,000
Senior Notes.......................................... 1998 9 5/8     200,000
Senior Debentures..................................... 2009 8 1/4      99,450
Notes................................................. 2023 7 7/8     200,000
Notes................................................. 2013 7 3/8     100,000
                                                                     --------
                                                                     $799,450
                                                                     ========

  Torchmark repaid $550 thousand of principal on the Senior Debentures in 1996 under the terms of a put provision.

  In connection with the American Income purchase in November, 1994, Torchmark issued eight million shares or $200 million face amount Cumulative Monthly Income Preferred Securities, Series A ("MIPS") in October, 1994. The MIPS were issued at an annual dividend rate of 9.18%. They are subject to a mandatory redemption in full at September 30, 2024, although Torchmark may elect to extend the MIPS for up to an additional 20 years if certain conditions are met. They are redeemable at Torchmark's option at any time after September 30, 1999. While Torchmark is obligated to pay dividends at a fixed rate of 9.18%, Torchmark subsequently entered into a ten-year interest-rate swap agreement with an unaffiliated party to reduce financing costs. The swap agreement calls for Torchmark to pay a variable rate on the $200 million face amount in exchange for payment of the fixed dividend. Torchmark is at risk on this instrument for higher financing costs to the extent interest rates rise during the remaining term. This risk is limited, however, by a five-year interest-rate cap which Torchmark acquired in conjunction with the swap agreement that insures the variable rate cannot exceed 10.39%. At December 31, 1996, the variable rate was 6.95%. During 1996, Torchmark's after-tax dividend cost for the MIPS was $9.7 million, compared with $11.9 million that would have been incurred without the swap and cap transactions. Torchmark's after-tax cost in 1995 was $10.3 million, saving $1.6 million.

  Short-term debt was $41 million at year-end 1996, compared with $189 million at the end of the previous year. Torchmark repaid $148 million principal amount on this debt in 1996, with funds from internal cash flow. Torchmark paid down a net of $61 million on the credit facility during 1995.

  During 1996, the Torchmark Board of Directors and its financial advisor, Morgan Stanley, reviewed a number of restructuring options to possibly enhance shareholder value, including splitting the operations into separate publicly traded entities and selling all or portions thereof. However, none of the reasonably achievable restructuring options provided sufficient likelihood of creating more long term shareholder value than the current structure. Accordingly, the following actions were agreed to and accomplished to the extent described in the following sections.

    (1) Beginning in August 1996, Torchmark renewed its share repurchase program, and acquired 2.3 million shares of its common stock at a cost of $107 million by year end 1996. Torchmark also intends to use excess cash flow to make additional open market purchases, as market conditions warrant, provided that its debt-to-capital ratio does not exceed 40% and that no opportunities for acquisition offering superior returns are available.

    (2) Monetization of Vesta stock (see discussion below under Other items).

    (3) Complete the sale of the energy related discontinued operations (see discussion below under Other Items).

  Shareholders' equity rose to $1.63 billion at December 31, 1996, an increase of 3% from December 31, 1995 shareholders' equity of $1.59 billion. Book value per share was $23.38 at 1996 year end, compared with $22.17 and $17.37 at year-ends 1995 and 1994, respectively. After adjusting for the impact of interest-rate fluctuations on shareholders' equity required by accounting rules, book value per share was $22.84 at year-end 1996, an increase of 12% over $20.33 at year-end 1995. Comparative book value per share was $19.31 at year-end 1994. Return from continuing operations on common shareholders' equity was 20.5% in 1996, compared with 18.5% in 1995, even though average shareholders' equity increased. The return on equity ratios excludes the mark up or down of shareholders' equity for changes in market interest rates required by accounting rules. Total debt as a percentage of total capitalization continues to decline, and was 32% at December 31, 1996. In the computation of this ratio, the MIPS are counted as equity and the effect of the above-mentioned accounting rule is excluded. This debt-to-capitalization ratio was 37% at year-end 1995 and 40% at year-end 1994. Torchmark's ratio of earnings before interest, taxes and discontinued operations to interest requirements was 7.7 for 1996, compared with 6.3 in 1995 and 6.2 in 1994.

                                  OTHER ITEMS

  Acquisition of American Income. On November 3, 1994, Torchmark acquired American Income for a total cash purchase price of approximately $552 million. American Income sells life insurance to union, credit union, and other association members through exclusive agents. The results of operations of American Income were consolidated with those of Torchmark after the purchase date. Funds for the purchase were provided through a $200 million preferred security offering which is discussed in more detail in the capital resources section above, a $175 million bridge loan from a group of banks, the sale of investments available for sale, and internal cash flow.

  Disposal of Energy Segment. On September 30, 1996, Torchmark completed the sale of its energy business segment including its energy asset management subsidiary, Torch Energy Advisors Incorporated ("TEAI"), and its Black Warrior coalbed methane investment. These operations, which were reclassified as discontinued operations in Torchmark's financial statements at December 31, 1995, were sold to a TEAI management group. After the sale, Torchmark had no controlling ownership interest in any energy asset management organization.

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

  Monetization of Vesta Stock. Torchmark filed a registration statement with the Securities and Exchange Commission during the third quarter of 1996. The purpose of this statement was to monetize a substantial portion of Torchmark's holdings of Vesta Insurance Group, Inc. ("Vesta") common stock, by issuing a security mandatorily exchangeable for Vesta stock at the option of Torchmark. Torchmark currently holds approximately five million shares of Vesta stock. On November 7, 1996, Torchmark withdrew this registration statement because market conditions were not favorable for the monetization of Vesta stock at that time. Depending upon future market conditions, Torchmark may refile the registration statement or otherwise provide for the monetization of a portion of all of the Vesta stock, but currently has no plans to monetize this stock.

  Litigation. Torchmark and its subsidiaries continue to be named as parties to pending or threatened litigation, most of which involve punitive damage claims based upon allegations of agent misconduct at Liberty in Alabama. Such punitive damage claims are tried in Alabama state courts where any punitive damage litigation has the potential for significant adverse results. It is impossible to predict the extent of punitive damages that may be awarded if liability is found in any given case, since the amount of punitive damages in Alabama is left largely to the discretion of the jury in each case. It is thus difficult to predict with certainty the liability of Torchmark or its subsidiaries in any given case because of the unpredictable nature of this type of litigation.

  Also, the cancer policy class action litigation in Alabama continued in 1996. In February 1996, the Alabama Supreme Court issued a notice overruling a petition for rehearing of its decision affirming the trial court's final approval of the May 1994 settlement of this litigation. Certain intervenors then filed a petition for writ of certiorari to the U.S. Supreme Court, which granted certiorari in October 1996. Oral arguments were heard on the intervenors' petition in January 1997. On March 3, 1997, the U.S. Supreme Court dismissed, as improvidently granted, the writ of certiorari it had previously granted, effectively ending direct appeals of the cancer policy class action settlement.

                             NEW ACCOUNTING RULES

  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FASB Statement No. 125) is effective for transactions occurring after December 31, 1996, applied prospectively. Earlier or retrospective application is not permitted. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, based on the concept of control. The adoption of this standard will have no material impact on Torchmark's financial condition or results.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
                                                                           ----
Independent Auditors' Report..............................................  32
Consolidated Financial Statements:
 Consolidated Balance Sheet at December 31, 1996 and 1995.................  33
 Consolidated Statement of Operations for each of the years in the three-
  year period
  ended December 31, 1996.................................................  34
 Consolidated Statement of Shareholders' Equity for each of the years in the three-year
  period ended December 31, 1996..........................................  35
 Consolidated Statement of Cash Flow for each of the years in the three-
  year period
  ended December 31, 1996.................................................  36
 Notes to Consolidated Financial Statements...............................  37

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Torchmark Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

  As discussed in Note 1 to the consolidated financial statements, Torchmark adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in 1995.

                                             KPMG PEAT MARWICK LLP

Birmingham, Alabama
January 31, 1997, except for
  Note 16, which is as
  of March 11, 1997

                             TORCHMARK CORPORATION
                           CONSOLIDATED BALANCE SHEET
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                            DECEMBER 31,
                                                        ----------------------
                                                           1996        1995
                                                        ----------  ----------
Assets:
 Investments:
  Fixed maturities--available for sale, at fair value
   (cost: 1996--$5,265,499; 1995--$4,984,223).......... $5,328,276  $5,210,224
  Equity securities, at fair value (cost: 1996--$3,799;
   1995--$4,758).......................................      8,858      10,551
  Mortgage loans on real estate, at cost (estimated
   fair value: 1996--$61,970; 1995--$50,686)...........     64,353      52,274
  Investment real estate, at cost (less allowance for
   depreciation: 1996--$40,370; 1995--$32,463).........    150,490     143,356
  Policy loans.........................................    206,959     193,877
  Other long-term investments..........................     95,485      95,744
  Short-term investments...............................     85,099      72,847
                                                        ----------  ----------
   Total investments...................................  5,939,520   5,778,873
 Cash (includes restricted cash: 1996--$15,028; 1995--
  $11,838).............................................     18,272      13,158
 Investment in unconsolidated subsidiaries.............     88,051      76,101
 Accrued investment income.............................     91,837      82,006
 Other receivables.....................................    112,291     122,108
 Deferred acquisition costs............................  1,253,727   1,121,325
 Value of insurance purchased..........................    244,368     277,297
 Property and equipment................................     50,323      47,185
 Goodwill..............................................    540,540     555,517
 Other assets..........................................     41,846      30,304
 Discontinued operations assets........................        -0-     174,386
 Separate account assets...............................  1,420,025   1,085,844
                                                        ----------  ----------
   Total assets........................................ $9,800,800  $9,364,104
                                                        ==========  ==========
Liabilities:
 Future policy benefits................................ $4,797,738  $4,566,850
 Unearned and advance premiums.........................     83,670      83,473
 Policy claims and other benefits payable..............    220,121     209,773
 Other policyholders' funds............................     80,812      77,039
                                                        ----------  ----------
   Total policy liabilities............................  5,182,341   4,937,135
 Accrued income taxes..................................    340,287     362,005
 Other liabilities.....................................    202,869     215,712
 Short-term debt.......................................     40,910     189,372
 Long-term debt (estimated fair value: 1996--$814,082;
  1995--$860,258)......................................    791,880     791,988
 Separate account liabilities..........................  1,420,025   1,085,844
                                                        ----------  ----------
   Total liabilities...................................  7,978,312   7,582,056
Commitments and contingencies
Monthly income preferred securities
 (estimated fair value: 1996--$210,000; 1995--
 $217,040).............................................    193,145     193,096
Shareholders' equity:
 Preferred stock, par value $1 per share--Authorized
  5,000,000 shares; outstanding:
  -0- in 1996 and in 1995..............................        -0-         -0-
 Common stock, par value $1 per share--Authorized
  160,000,000 shares; outstanding: 73,784,228 issued in
  1996 and in 1995, less 4,088,253 and 2,117,091 shares
  held in treasury in 1996 and 1995, respectively......     73,784      73,784
 Additional paid-in capital............................    141,701     139,754
 Unrealized gains, net of applicable taxes.............     46,581     140,338
 Retained earnings.....................................  1,549,391   1,325,534
 Treasury stock........................................   (182,114)    (90,458)
                                                        ----------  ----------
   Total shareholders' equity..........................  1,629,343   1,588,952
                                                        ----------  ----------
   Total liabilities and shareholders' equity.......... $9,800,800  $9,364,104
                                                        ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                 YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                               1996        1995        1994
                                             ---------  ----------  ----------
Revenue:
 Life premium............................... $ 854,897  $  772,257  $  601,633
 Health premium.............................   732,618     754,983     773,375
 Other premium..............................    22,404      19,043      13,866
                                             ---------  ----------  ----------
   Total premium............................ 1,609,919   1,546,283   1,388,874
 Net investment income......................   404,608     381,865     347,637
 Financial services revenue.................   184,295     152,482     139,276
 Realized investment gains (losses).........     5,829     (14,323)     (2,551)
 Other income...............................     1,159       1,175       2,101
                                             ---------  ----------  ----------
   Total revenue............................ 2,205,810   2,067,482   1,875,337
Benefits and expenses:
 Life policyholder benefits.................   558,436     507,444     389,976
 Health policyholder benefits...............   448,346     454,107     489,163
 Other policyholder benefits................    51,302      47,785      42,138
                                             ---------  ----------  ----------
   Total policyholder benefits.............. 1,058,084   1,009,336     921,277
 Amortization of deferred acquisition costs.   218,826     204,067     178,107
 Commissions and premium taxes..............   140,515     144,333     141,158
 Financial services selling expense.........    50,515      40,080      39,962
 Other operating expense....................   154,150     145,520     118,353
 Amortization of goodwill...................    14,977      14,977       6,584
 Interest expense...........................    73,611      80,994      75,922
                                             ---------  ----------  ----------
   Total benefits and expenses.............. 1,710,678   1,639,307   1,481,363
Income from continuing operations before
 income taxes and equity in earnings of
 unconsolidated subsidiaries................   495,132     428,175     393,974
Income taxes................................  (180,622)   (157,539)   (135,994)
Equity in earnings of unconsolidated
 subsidiaries...............................    13,654      11,626       7,971
Monthly income preferred securities
 dividend...................................    (9,655)    (10,317)     (2,137)
                                             ---------  ----------  ----------
   Net income from continuing operations....   318,509     271,945     263,814
Discontinued operations of energy segment:
 Income (loss) from operations (less
  applicable income taxes of: 1995--$86,050,
  1994--$11,677)............................       -0-    (128,710)      5,132
 Loss on disposal
  (less applicable income tax benefit of:
  1996--$15,813)............................    (7,137)        -0-         -0-
                                             ---------  ----------  ----------
   Net income...............................   311,372     143,235     268,946
Dividends to preferred shareholders.........       -0-         -0-        (804)
                                             ---------  ----------  ----------
   Net income available to common
    shareholders............................ $ 311,372  $  143,235  $  268,142
                                             =========  ==========  ==========
Net income per share:
 Continuing operations...................... $    4.47  $     3.80  $     3.65
 Discontinued operations of energy segment:
  Income (loss) from operations.............      0.00       (1.80)       0.07
  Loss on disposal..........................     (0.10)       0.00        0.00
                                             ---------  ----------  ----------
   Net income per share..................... $    4.37  $     2.00  $     3.72
                                             =========  ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                            ADDITIONAL UNREALIZED                            TOTAL
                          PREFERRED COMMON   PAID-IN     GAINS     RETAINED   TREASURY   SHAREHOLDERS'
                            STOCK    STOCK   CAPITAL    (LOSSES)   EARNINGS     STOCK       EQUITY
                          --------- ------- ---------- ---------- ----------  ---------  -------------
Year Ended December 31,
 1994
-----------------------
Balance at January 1,
 1994...................   $1,000   $73,784  $232,432   $120,138  $1,082,031  $ (92,130)  $1,417,255
Net income..............                                             268,946                 268,946
Common dividends
 declared ($1.12 a
 share).................                                             (80,602)                (80,602)
Preferred dividends
 declared and accrued...                                                (804)                   (804)
Acquisition of treasury
 stock--preferred.......                                                        (46,982)     (46,982)
Acquisition of treasury
 stock--common..........                                                        (59,072)     (59,072)
Retirement of treasury
 stock--preferred.......   (1,000)            (93,736)                           94,736          -0-
Exercise of stock
 options................                          349                 (2,026)     6,433        4,756
Net change in unrealized
 gains (losses).........                                (260,894)                           (260,894)
                           ------   -------  --------   --------  ----------  ---------   ----------
 Balance at December 31,
  1994..................      -0-    73,784   139,045   (140,756)  1,267,545    (97,015)   1,242,603

Year Ended December 31,
 1995
-----------------------
Net income..............                                             143,235                 143,235
Common dividends
 declared ($1.14 a
 share).................                                             (81,643)                (81,643)
Exercise of stock
 options................                          709                 (3,603)     6,557        3,663
Net change in unrealized
 gains (losses).........                                 281,094                             281,094
                           ------   -------  --------   --------  ----------  ---------   ----------
 Balance at December 31,
  1995..................      -0-    73,784   139,754    140,338   1,325,534    (90,458)   1,588,952

Year Ended December 31,
 1996
-----------------------
Net income..............                                             311,372                 311,372
Common dividends
 declared ($1.16 a
 share).................                                             (82,320)                (82,320)
Acquisition of treasury
 stock--
 common.................                                                       (106,996)    (106,996)
Exercise of stock
 options................                        1,947                 (5,195)    15,340       12,092
Net change in unrealized
 gains (losses).........                                 (93,757)                            (93,757)
                           ------   -------  --------   --------  ----------  ---------   ----------
 Balance at December 31,
  1996..................   $  -0-   $73,784  $141,701   $ 46,581  $1,549,391  $(182,114)  $1,629,343
                           ======   =======  ========   ========  ==========  =========   ==========

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOW
                             (AMOUNTS IN THOUSANDS)

                                               YEAR ENDED DECEMBER 31,
                                           ----------------------------------
                                              1996        1995        1994
                                           ----------  ----------  ----------
Net income................................ $  311,372  $  143,235  $  268,946
Adjustments to reconcile net income to
 cash provided from operations:
  Increase in future policy benefits......    136,375     178,850      81,062
  Increase in other policy benefits.......     14,319       4,877      23,990
  Deferral of policy acquisition costs....   (300,461)   (362,837)   (225,409)
  Amortization of deferred policy
   acquisition costs......................    218,826     204,067     178,107
  Change in accrued income taxes..........     61,519      42,337     (39,942)
  Depreciation............................      9,056       9,603      11,271
  Realized (gains) losses on sale of
   investments,
   subsidiaries, and properties...........     (5,829)     14,323       2,551
  Change in accounts payable and other
   liabilities............................      9,091      (6,623)    (45,093)
  Change in receivables...................    (15,501)    (31,670)     (2,237)
  Change in payables and receivables of
   unconsolidated affiliates..............     (3,350)     (2,348)     (1,251)
  Other accruals and adjustments..........    (20,158)     (2,951)      2,483
  Discontinued operations of energy
   segment................................      7,137     128,710      (5,132)
                                           ----------  ----------  ----------
Cash provided from operations.............    422,396     319,573     249,346
Cash used for investment activities:
 Investments sold or matured:
  Fixed maturities available for sale--
   sold...................................    487,070   1,177,874     582,611
  Fixed maturities available for sale--
   matured, called, and repaid............    347,116     351,246     796,064
  Equity securities.......................      2,872      16,587      23,179
  Mortgage loans..........................      7,113       1,856       1,128
  Real estate.............................      5,780       2,566       1,292
  Other long-term investments.............     21,099      21,666      16,552
                                           ----------  ----------  ----------
   Total investments sold or matured......    871,050   1,571,795   1,420,826
 Acquisition of investments:
  Fixed maturities--available for sale.... (1,080,793) (1,870,445) (1,264,056)
  Equity securities.......................        -0-        (394)    (23,739)
  Mortgage loans..........................    (18,360)        -0-         -0-
  Real estate.............................     (9,690)    (17,708)    (20,587)
  Net increase in policy loans............    (13,082)    (11,889)     (8,305)
  Other long-term investments.............    (15,891)    (67,241)    (15,333)
                                           ----------  ----------  ----------
   Total investments acquired............. (1,137,816) (1,967,677) (1,332,020)
 Net (increase) decrease in short-term
  investments.............................    (12,252)     35,514      76,457
 Purchase of American Income..............        -0-         -0-    (551,501)
 Proceeds from sale of discontinued
  operations..............................     15,500         -0-         -0-
 Proceeds from sale of Nuevo Energy
  Company stock...........................     93,160         -0-         -0-
 Loans made to unconsolidated affiliates..        -0-         -0-     (20,186)
 Loans repaid by unconsolidated
  affiliates..............................        -0-      28,000         -0-
 Dispositions of properties...............      2,093       1,198       1,332
 Additions to properties..................    (15,412)     (6,510)     (5,632)
 Dividends from unconsolidated affiliates.        770         684         513
                                           ----------  ----------  ----------
Cash used for investment activities.......   (182,907)   (336,996)   (410,211)
Cash provided from (used for) financing
 activities:
 Issuance of common stock.................     10,145       2,953       4,408
 Issuance of monthly income preferred
  securities..............................        -0-         -0-     193,046
 Additions to debt........................        -0-         -0-     143,000
 Cash dividends paid to shareholders......    (82,893)    (80,887)    (82,336)
 Repayments on debt.......................   (149,144)    (60,867)    (70,108)
 Acquisition of treasury stock............   (106,996)        -0-    (106,054)
 Net receipts from deposit product
  operations..............................     94,513     158,084      87,701
                                           ----------  ----------  ----------
Cash provided from (used for) financing
 activities...............................   (234,375)     19,283     169,657
                                           ----------  ----------  ----------
 Increase in cash.........................      5,114       1,860       8,792
 Cash at beginning of year................     13,158      11,298       2,506
                                           ----------  ----------  ----------
 Cash at end of year...................... $   18,272  $   13,158  $   11,298
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

  Principles of Consolidation: The financial statements include the results of Torchmark Corporation ("Torchmark") and its wholly-owned subsidiaries. Subsidiaries which are not majority-owned are reported on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

  Realized investment gains and losses and investment income attributable to separate accounts are credited to the separate accounts and have no effect on Torchmark's net income. Investment income attributable to other policyholders is included in Torchmark's net investment income. Net investment income for the years ended December 31, 1996, 1995 and 1994 included $298.4 million, $279.6 million, and $240.7 million, respectively, which was allocable to policyholder reserves or accounts. Realized investment gains and losses are not allocable to policyholders.

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

  Recognition of Premium Revenue and Related Expenses: Premiums for insurance contracts which are not defined as universal life-type according to SFAS 97 are recognized as revenue over the premium-paying period of the policy. Profits for limited-payment life insurance contracts as defined by SFAS 97 are recognized over the contract period. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Variable annuity products are also assessed an investment management fee and a sales charge. Life premium includes policy charges of $72.8 million, $72.7 million, and $74.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. Other premium includes annuity policy charges for the

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

years ended December 31, 1996, 1995, and 1994 of $22.4 million, $19.0 million, and $13.9 million, respectively. Profits are also earned to the extent that investment income exceeds policy requirements. The related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of deferred acquisition costs in a manner which recognizes profits as they are earned over the same period.

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

  Impairments: Torchmark adopted the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, effective at the issuance of the standard in March, 1995. This standard requires that certain long-lived assets used in Torchmark's business as well as certain intangible assets be reviewed for impairment when circumstances indicate that these assets may not be recoverable, and further provides how such impairment shall be determined and measured. It also requires that long-lived assets and intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Except for the writedown of the energy investment described in Note 7, the adoption of this statement had no material impact on Torchmark's operations or financial position for the years ended December 31, 1996 and 1995.

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

  Litigation: Torchmark and its subsidiaries continue to be named as parties to legal proceedings. Because much of Torchmark's litigation is brought in Alabama, a jurisdiction known for excessive punitive damage verdicts bearing little or no relationship to actual damages, the ultimate outcome of any particular action cannot be predicted. It is reasonably possible that changes in the expected outcome of these matters could occur in the near term, but such changes should not be material to Torchmark's reported results or financial condition.

  Earnings Per Share: Earnings available to holders of common stock are computed after deducting dividends on the Preferred Stock in 1994. Primary earnings per share are then calculated by dividing the earnings available to holders of common stock by the weighted average number of common shares outstanding during the period. The weighted average numbers of common shares outstanding for each period are as follows: 1996--71,229,892, 1995-- 71,593,774, 1994--72,095,657.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 2--STATUTORY ACCOUNTING

  Insurance subsidiaries of Torchmark are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders' equity on a statutory basis for the insurance subsidiaries were as follows:

                                      NET INCOME         SHAREHOLDERS' EQUITY
                               YEAR ENDED DECEMBER 31,      AT DECEMBER 31,
                              -------------------------- ---------------------
                                1996     1995     1994      1996       1995
                              -------- -------- -------- ---------- ----------
   Life insurance subsidiar-
    ies...................... $283,881 $245,552 $228,754   $622,326 $  618,557

  The excess, if any, of shareholders' equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution to Torchmark without regulatory approval.

  A reconciliation of Torchmark's insurance subsidiaries' statutory net income to Torchmark's consolidated GAAP net income is as follows:

                                                    YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                  1996        1995       1994
                                               ----------  ----------  --------
      Statutory net income...................  $  283,881  $  245,552  $228,754
      Deferral of acquisition costs..........     300,461     328,598   225,409
      Amortization of acquisition costs......    (218,826)   (204,067) (178,107)
      Differences in insurance policy liabil-
       ities.................................      48,396       1,407    30,271
      Deferred income taxes..................     (20,496)    (40,380)   (2,052)
      Inter-affiliate dividends..............    (137,200)       (684)      -0-
      Income of noninsurance affiliates......      28,943    (207,164)   11,372
      Other..................................      26,213      19,973   (18,229)
      Pre-acquisition adjustments............         -0-         -0-   (28,472)
                                               ----------  ----------  --------
      GAAP net income........................  $  311,372  $  143,235  $268,946
                                               ==========  ==========  ========

  A reconciliation of Torchmark's insurance subsidiaries' statutory shareholders' equity to Torchmark's consolidated GAAP shareholders' equity is as follows:

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                               ----------------------
                                                  1996        1995
                                               ----------  ----------
      Statutory shareholders' equity.........  $  622,326  $  618,557
      Differences in insurance policy liabil-
       ities.................................     440,204     371,599
      Deferred acquisition costs.............   1,253,727   1,121,325
      Value of insurance purchased...........     244,368     277,297
      Deferred income taxes..................    (329,609)   (407,267)
      Debt of parent company.................    (832,367)   (980,814)
      Monthly income preferred securities....    (193,145)   (193,096)
      Asset valuation reserves...............     133,118     161,573
      Nonadmitted assets.....................     137,270      85,240
      Net assets of noninsurance affiliates .      69,776     351,355
      Other..................................      83,675     183,183
                                               ----------  ----------
      GAAP shareholders' equity..............  $1,629,343  $1,588,952
                                               ==========  ==========

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 3--INVESTMENT OPERATIONS

                                                  YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                 1996       1995       1994
                                               ---------  ---------  ---------
      Investment income is summarized as fol-
       lows:

        Fixed maturities.....................  $ 373,110  $ 350,931  $ 329,626
        Equity securities....................        373        818      1,323
        Mortgage loans on real estate........      6,525      4,343        631
        Investment real estate...............     14,629      8,277      7,778
        Policy loans.........................     13,192     12,137     10,003
        Other long-term investments..........      5,319     10,410      4,958
        Short-term investments...............      6,397      8,890      7,046
                                               ---------  ---------  ---------
                                                 419,545    395,806    361,365
        Less investment expense..............    (14,937)   (13,941)   (13,728)
                                               ---------  ---------  ---------
        Net investment income................  $ 404,608  $ 381,865  $ 347,637
                                               =========  =========  =========
      An analysis of gains (losses) from
       investments is as follows:

        Realized investment gains (losses):
         Fixed maturities....................  $   3,760  $   1,285  $  (5,049)
         Equity securities...................      1,913    (15,033)     1,610
         Other...............................        156       (575)       888
                                               ---------  ---------  ---------
                                               $   5,829  $ (14,323) $  (2,551)
                                               =========  =========  =========
      An analysis of the net change in
       unrealized investment gains (losses)
       is as follows:

        Equity securities before tax.........  $    (734) $  10,125  $ (15,064)
        Fixed maturities available for sale
         before tax..........................   (163,224)   468,336   (434,340)
        Other long-term investments and
         foreign exchange translation
         adjustments.........................      1,907      5,514     (4,088)
        Adjustment to deferred acquisition
         costs...............................     17,837    (51,739)    52,334
        Applicable tax.......................     50,457   (151,142)   140,264
                                               ---------  ---------  ---------
        Net change in unrealized gains
         (losses)............................  $ (93,757) $ 281,094  $(260,894)
                                               =========  =========  =========

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 3--INVESTMENT OPERATIONS (CONTINUED)

  A summary of fixed maturities available for sale and equity securities by amortized cost and estimated market value at December 31, 1996 and 1995 is as follows:

                                      GROSS      GROSS               AMOUNT PER
                         AMORTIZED  UNREALIZED UNREALIZED   MARKET   THE BALANCE
                            COST      GAINS      LOSSES     VALUE       SHEET
                         ---------- ---------- ---------- ---------- -----------
1996:
-----
Fixed maturities avail-
 able for sale:
 Bonds:
  U.S. Government direct
   obligations and
   agencies............. $  231,151  $  2,260   $ (3,628) $  229,783 $  229,783
  GNMAs.................    882,036    49,647     (5,170)    926,513    926,513
  Mortgage-backed
   securities, GNMA
   collateral...........    154,816     2,665       (134)    157,347    157,347
  Other mortgage-backed
   securities...........    266,776     6,931     (1,667)    272,040    272,040
  State, municipalities
   and political
   subdivisions.........    709,980    14,721     (4,211)    720,490    720,490
  Foreign governments...     76,298     3,789        (94)     79,993     79,993
  Public utilities......    265,248     5,036     (3,888)    266,396    266,396
  Industrial and
   miscellaneous........  2,672,613    35,720    (39,796)  2,668,537  2,668,537
 Redeemable preferred
  stocks................      6,581       596          0       7,177      7,177
                         ----------  --------   --------  ---------- ----------
  Total fixed maturities  5,265,499   121,365    (58,588)  5,328,276  5,328,276

Equity securities:
 Common stocks:
  Banks and insurance
   companies............      2,014     4,658         (3)      6,669      6,669
  Industrial and all
   others...............        287        62        (23)        326        326
 Non-redeemable
  preferred stocks......      1,498       365          0       1,863      1,863
                         ----------  --------   --------  ---------- ----------
  Total equity
   securities...........      3,799     5,085        (26)      8,858      8,858
                         ----------  --------   --------  ---------- ----------
  Total fixed maturities
   and equity
   securities........... $5,269,298  $126,450   $(58,614) $5,337,134 $5,337,134
                         ==========  ========   ========  ========== ==========

1995:
-----
Fixed maturities available
 for sale:
 Bonds:
  U.S. Government direct
   obligations and
   agencies................ $  152,210 $  4,645 $    (22) $  156,833 $  156,833
  GNMAs....................  1,050,034   68,053   (1,221)  1,116,866  1,116,866
  Mortgage-backed
   securities, GNMA
   collateral..............    214,186    8,136      (62)    222,260    222,260
  Other mortgage-backed
   securities..............    230,981   11,527   (2,960)    239,548    239,548
  State, municipalities and
   political subdivisions..    762,943   21,383   (3,677)    780,649    780,649
  Foreign governments......     71,489    5,303       (3)     76,789     76,789
  Public utilities.........    258,840   13,276     (308)    271,808    271,808
  Industrial and
   miscellaneous...........  2,235,811  103,443   (2,400)  2,336,854  2,336,854
 Redeemable preferred
  stocks...................      7,729      888        0       8,617      8,617
                            ---------- -------- --------  ---------- ----------
  Total fixed maturities...  4,984,223  236,654  (10,653)  5,210,224  5,210,224

Equity securities:
 Common stocks:
  Banks and insurance
   companies...............      2,945    5,304      (10)      8,239      8,239
  Industrial and all
   others..................        264      151       (7)        408        408
 Non-redeemable preferred
  stocks...................      1,549      355        0       1,904      1,904
                            ---------- -------- --------  ---------- ----------
  Total equity securities..      4,758    5,810      (17)     10,551     10,551
                            ---------- -------- --------  ---------- ----------
  Total fixed maturities
   and equity securities... $4,988,981 $242,464 $(10,670) $5,220,775 $5,220,775
                            ========== ======== ========  ========== ==========

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 3--INVESTMENT OPERATIONS (CONTINUED)

  A schedule of fixed maturities by contractual maturity at December 31, 1996 is shown below on an amortized cost basis and on a market value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

                                        AMORTIZED    MARKET
                                           COST      VALUE
                                        ---------- ----------
           Fixed maturities available
           for sale:
            Due in one year or less...  $   98,491 $   99,442
            Due from one to five
             years....................     913,734    929,238
            Due from five to ten
             years....................   1,878,153  1,881,091
            Due after ten years.......   1,010,817  1,001,220
                                        ---------- ----------
                                         3,901,195  3,910,991
            Redeemable preferred
             stocks...................       6,581      7,177
            Mortgage-backed and asset-
             backed securities........   1,357,723  1,410,108
                                        ---------- ----------
                                        $5,265,499 $5,328,276
                                        ========== ==========

  Proceeds from sales of fixed maturities available for sale were $487 million in 1996, $1.18 billion in 1995, and $583 million in 1994. Gross gains realized on those sales were $8.7 million in 1996, $13.4 million in 1995, and $14.6 million in 1994. Gross losses were $5.3 million in 1996, $13.5 million in 1995, and $20.8 million in 1994.

  Torchmark had $39.2 million and $25.7 million in investment real estate at December 31, 1996 and 1995, respectively, which was nonincome producing during the previous twelve months. These properties included primarily construction in process and land. Fixed maturity investments, mortgage loans, and other long-term investments which were nonincome producing during the previous twelve months were $0.3 million at December 31, 1995. There were no such investments at December 31, 1996.

  Derivative investments were immaterial to Torchmark at December 31, 1996. These investments consist of interest-only and principal-only collateralized mortgage obligations and a foreign currency trading account. Torchmark's total carrying value of these investments was $26.3 million and $23.9 million at December 31, 1996 and 1995, respectively. Torchmark has no off-balance sheet exposure in connection with these investments.

NOTE 4--PROPERTY AND EQUIPMENT

  A summary of property and equipment used in the business is as follows:

                                       DECEMBER 31, 1996     DECEMBER 31, 1995
                                     --------------------- ---------------------
                                              ACCUMULATED           ACCUMULATED
                                       COST   DEPRECIATION   COST   DEPRECIATION
                                     -------- ------------ -------- ------------
Company occupied real estate........ $ 68,925   $27,960    $ 67,528   $31,040
Data processing equipment...........   23,179    20,942      24,507    22,198
Transportation equipment............   11,396     7,492      12,802     8,005
Furniture and office equipment......   38,047    34,830      36,979    33,388
                                     --------   -------    --------   -------
                                     $141,547   $91,224    $141,816   $94,631
                                     ========   =======    ========   =======

  Depreciation expense on property used in the business was $5.4 million, $5.7 million, and $7.6 million in each of the years 1996, 1995, and 1994, respectively.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 5--DEFERRED ACQUISITION COSTS AND VALUE OF INSURANCE PURCHASED

  An analysis of deferred acquisition costs and the value of insurance purchased is as follows:

                                  1996                    1995                    1994
                          ----------------------  ----------------------  ----------------------
                           DEFERRED    VALUE OF    DEFERRED    VALUE OF    DEFERRED    VALUE OF
                          ACQUISITION  INSURANCE  ACQUISITION  INSURANCE  ACQUISITION  INSURANCE
                             COSTS     PURCHASED     COSTS     PURCHASED     COSTS     PURCHASED
                          -----------  ---------  -----------  ---------  -----------  ---------
Balance at beginning of
 year...................  $1,121,325   $277,297   $1,017,467   $274,124   $  901,565   $131,602
 Additions:
  Deferred during peri-
   od:
  Commissions...........     185,197        -0-      192,427        -0-      134,032        -0-
  Other expenses........     115,264        -0-      136,170        -0-       91,377        -0-
                          ----------   --------   ----------   --------   ----------   --------
   Total deferred.......     300,461        -0-      328,597        -0-      225,409        -0-
  Value of Insurance
   purchased                     -0-        -0-          -0-     34,240          -0-    158,788
  Adjustment
   attributable to
   unrealized investment
   losses(1)............      17,838        -0-          -0-        -0-       52,334        -0-
                          ----------   --------   ----------   --------   ----------   --------
   Total additions......     318,299        -0-      328,597     34,240      277,743    158,788
                          ----------   --------   ----------   --------   ----------   --------
 Deductions:
  Amortized during peri-
   od...................    (185,148)   (32,929)    (172,764)   (31,067)    (154,697)   (16,266)
  Adjustment
   attributable to
   unrealized investment
   gains(1).............         -0-        -0-      (51,739)       -0-          -0-        -0-
  Adjustment attribut-
   able to realized in-
   vestment gains(1)....        (749)       -0-         (236)       -0-       (7,144)       -0-
                          ----------   --------   ----------   --------   ----------   --------
   Total deductions.....    (185,897)   (32,929)    (224,739)   (31,067)    (161,841)   (16,266)
                          ----------   --------   ----------   --------   ----------   --------
Balance at end of year..  $1,253,727   $244,368   $1,121,325   $277,297   $1,017,467   $274,124
                          ==========   ========   ==========   ========   ==========   ========

--------
(1)Represents amounts pertaining to investments relating to universal life-type products.

  The amount of interest accrued on the unamortized balance of value of insurance purchased was $18.9 million, $20.0 million, and $11.7 million, for the years ended December 31, 1996, 1995 and 1994, respectively. The average interest accrual rates used for the years ended December 31, 1996, 1995 and 1994 were 7.26%, 7.26% and 7.72%, respectively. The estimated amount of the unamortized balance at December 31, 1996 to be amortized during each of the next five years is: 1997, $27.8 million; 1998, $24.5 million; 1999, $21.6 million; 2000, $18.9 million; and 2001, $16.7 million.

  In the event of lapses or early withdrawals in excess of those assumed, deferred acquisition costs and the value of insurance purchased may not be recoverable.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 6--ACQUISITIONS

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
                                                                      ---------
       Total purchase price.......................................... $ 551,501
                                                                      =========

  The table below presents supplemental pro forma information for 1994 as if the American Income acquisition were made at January 1, 1993 at the same purchase price, based on estimates and assumptions considered appropriate:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                     1994
                                                                 ------------
       Revenues.................................................  $2,086,987
       Net income before extraordinary items....................     278,533
       Net income...............................................     277,014
       Net income per common share before extraordinary items...        3.86
       Net income per common share..............................        3.84

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 7--DISPOSAL OF ENERGY SEGMENT


  On September 30, 1996, Torchmark completed the sale of its energy business segment including its energy asset management subsidiary, Torch Energy Advisors Incorporated ("TEAI"), and its Black Warrior coalbed methane investment. These operations, which were reclassified as discontinued operations in Torchmark's financial statements at December 31, 1995, were sold to a TEAI management group. After the sale, Torchmark had no controlling ownership interest in any energy asset management organization.

  In addition to previously transferred securities, warrants, and Section 29 energy-related tax credits, which approximated $112 million at closing, Torchmark received subordinated debt and notes totaling $32.5 million along with $15.5 million in cash. After closing costs and retained liabilities, Torchmark recorded a pretax loss of $23 million and an after-tax loss of $7 million from the sale, or $.10 per share.


  In the first quarter of 1996, TEAI sold 1.5 million of its shares in Nuevo Energy Company ("Nuevo") common stock for proceeds of $35.6 million. These proceeds were transferred to Torchmark in the form of a dividend prior to the sale of TEAI. Additionally, included in the above mentioned transferred marketable securities were 1.3 million shares of Nuevo common stock which were sold in the fourth quarter of 1996 for proceeds of $57.6 million.

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

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 8--FUTURE POLICY BENEFIT RESERVES


  A summary of the assumptions used in determining the liability for future policy benefits at December 31, 1996 is as follows:

                           INDIVIDUAL LIFE INSURANCE

INTEREST ASSUMPTIONS:

                                                  PERCENT OF
           YEARS OF ISSUE      INTEREST RATES     LIABILITY
           --------------   --------------------- ----------
           1917-1996                        3.00%      3%
           1947-1954                        3.25%      1
           1927-1989                        3.50%      1
           1955-1961                        3.75%      1
           1925-1995                        4.00%     13
           1962-1969        4.50% graded to 4.00%      3
           1970-1980        5.50% graded to 4.00%      5
           1970-1996                        5.50%      1
           1929-1996                        6.00%      9
           1986-1994        7.00% graded to 6.00%     11
           1954-1996        8.00% graded to 6.00%     10
           1951-1985        8.50% graded to 6.00%     10
           1980-1987        8.50% graded to 7.00%      1
           1975-1991        9.50% graded to 8.00%      6
           1984-1996           Interest Sensitive     25
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

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 8--FUTURE POLICY BENEFIT RESERVES (CONTINUED)


                          INDIVIDUAL HEALTH INSURANCE

INTEREST ASSUMPTIONS:

                                                  PERCENT OF
           YEARS OF ISSUE      INTEREST RATES     LIABILITY
           --------------   --------------------- ----------
           1962-1996                        3.00%      2%
           1969-1980        5.50% graded to 4.00%      4
           1982-1996                        4.50%      1
           1993-1996                        6.00%     16
           1986-1992        7.00% graded to 6.00%     54
           1955-1996        8.00% graded to 6.00%      9
           1951-1986        8.50% graded to 6.00%     14
                                                     ---
                                                     100%
                                                     ===

MORBIDITY ASSUMPTIONS:

  For individual health, the morbidity assumptions are based on either Torchmark's experience or the assumptions used in calculating statutory reserves.

TERMINATION ASSUMPTIONS:

  Termination assumptions are based on Torchmark's experience.

OVERALL INTEREST ASSUMPTIONS

  The overall average interest assumption for determining the liability for future life and health insurance benefits in 1996 was 6.3%.

NOTE 9--LIABILITY FOR UNPAID HEALTH CLAIMS

  Activity in the liability for unpaid health claims is summarized as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1996     1995      1994
                                                   -------- --------  --------
     Balance at beginning of year:                 $170,566 $166,731  $131,161
     Addition due to acquisition of American
      Income......................................      -0-      -0-     9,185
     Incurred related to:
      Current year................................  495,642  502,018   514,814
      Prior year..................................      179   (8,295)  (14,985)
                                                   -------- --------  --------
     Total incurred...............................  495,821  493,723   499,829
                                                   -------- --------  --------
     Paid related to:
      Current year................................  340,310  342,905   332,273
      Prior year..................................  151,859  146,983   141,171
                                                   -------- --------  --------
     Total paid...................................  492,169  489,888   473,444
                                                   -------- --------  --------
     Balance at end of year....................... $174,218 $170,566  $166,731
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

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 10--INCOME TAXES


  Torchmark and most of its subsidiaries file a life-nonlife consolidated federal income tax return. Sentinel files its own federal income tax return and will not be eligible to join Torchmark's consolidated return group until 1997. American Income files its own consolidated federal income tax return and will not be eligible to join Torchmark's consolidated return group until 2000.

  Total income taxes were allocated as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
   Income from continuing operations............. $180,622  $157,539  $135,994
   Discontinued operations.......................  (15,813)  (86,050)  (11,677)
   Monthly income preferred securities dividend..   (5,199)   (5,555)   (1,148)
   Shareholders' equity:
    Unrealized gains (losses)....................  (50,457)  157,200  (147,520)
    Tax basis compensation expense (from the
     exercise of stock options) in excess of
     amounts recognized for financial reporting
     purposes....................................   (1,947)     (709)     (349)
   Other.........................................     (898)   (6,169)    9,424
                                                  --------  --------  --------
                                                  $106,308  $216,256  $(15,276)
                                                  ========  ========  ========

  Income tax expense attributable to income from continuing operations consists of:

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     -------- -------- --------
   Current income tax expense....................... $130,624 $110,652 $113,215
   Deferred income tax expense......................   49,998   46,887   22,779
                                                     -------- -------- --------
                                                     $180,622 $157,539 $135,994
                                                     ======== ======== ========

  In 1996, 1995, and 1994, deferred income tax expense was incurred because of the difference between net operating income before income taxes as reported on the consolidated statement of operations and taxable income as reported on Torchmark's income tax returns. As explained in Note 1, this difference caused the financial statement book values of some assets and liabilities to be different from their respective tax bases.

  The effective income tax rate differed from the expected 35% rate as shown below:

                                            YEAR ENDED DECEMBER 31,
                                     -------------------------------------------
                                       1996     %     1995     %     1994     %
                                     --------  ---  --------  ---  --------  ---
   Expected income taxes............ $173,296   35% $149,861   35% $137,891   35%
   Increase (reduction) in income
    taxes
    resulting from:
    Tax-exempt investment income....   (7,014)  (1)   (7,965)  (2)  (10,625)  (2)
    Other...........................   14,340    3    15,643    4     8,728    2
                                     --------  ---  --------  ---  --------  ---
   Income taxes..................... $180,622   37% $157,539   37% $135,994   35%
                                     ========  ===  ========  ===  ========  ===

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 10--INCOME TAXES (CONTINUED)


  The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                              DECEMBER 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
Deferred tax assets:
 Investments, principally due to (in the acquisition of a
  subsidiary) the use of market value in recording the cost
  of fixed maturities for financial reporting purposes but
  not for tax purposes..................................... $  2,996  $  6,897
 Future policy benefits, unearned and advance premiums, and
  policy claims............................................    9,264    27,432
 Present value of future policy surrender charges..........    9,636     4,083
 Other assets and other liabilities, principally due to the
  current nondeductibility of certain accrued expenses for
  tax purposes.............................................   30,025    18,344
                                                            --------  --------
 Total gross deferred tax assets...........................   51,921    56,756
 Less valuation allowance..................................   (2,111)   (2,111)
                                                            --------  --------
 Net deferred tax assets...................................   49,810    54,645
                                                            --------  --------
Deferred tax liabilities:
 Unconsolidated affiliates, principally due to the use of
  equity method accounting for financial reporting purposes
  but not for tax purposes.................................   24,368    11,305
 Deferred acquisition costs................................  333,640   322,900
 Unrealized investment gains...............................   23,952    74,408
 Other.....................................................   12,625    12,404
                                                            --------  --------
 Total gross deferred tax liabilities......................  394,585   421,017
                                                            --------  --------
Net deferred tax liability................................. $344,775  $366,372
                                                            ========  ========

  The valuation allowance for deferred tax assets as of December 31, 1996 and 1995 was $2.1 million. Subsequently recognized tax benefits of $2.1 million relating to the December 31, 1996 valuation allowance will be allocated to goodwill.

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

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 11--POSTRETIREMENT BENEFITS

  Pension Plans: Torchmark has retirement benefit plans and savings plans which cover substantially all employees. There is also a nonqualified excess benefit plan which covers certain employees. The total cost of these retirement plans charged to operations was as follows:

                                                  DEFINED EXCESS
                                       DEFINED    BENEFIT BENEFIT
           YEAR ENDED                CONTRIBUTION PENSION PENSION
          DECEMBER 31,                  PLANS      PLANS   PLAN
          ------------               ------------ ------- -------
           1996....................     $2,595    $4,804  $  467
           1995....................      3,208     6,820     524
           1994....................      3,201     6,922   1,800

  Cost for the defined benefit pension plans has been calculated on the projected unit credit actuarial cost method. Contributions are made to the pension plans subject to minimums required by regulation and maximums allowed for tax purposes. Accrued pension expense in excess of amounts contributed has been recorded as a liability in the financial statements and was $6.2 million and $9.5 million at December 31, 1996 and 1995, respectively. The plans covering the majority of employees are organized as trust funds whose assets consist primarily of investments in marketable long-term fixed maturities and equity securities which are valued at market.

  The excess benefit pension plan provides the benefits that an employee would have otherwise received from a defined benefit pension plan in the absence of the Internal Revenue Code's limitation on benefits payable under a qualified plan. Although this plan is unfunded, pension cost is determined in a similar manner as for the funded plans. Liability for the excess benefit plan was $4.8 million and $5.5 million as of December 31, 1996 and 1995, respectively.

  Net periodic pension cost for the defined benefit plans by expense component was as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1996      1995      1994
                                                 --------  --------- --------
       Service cost--benefits earned during the
        period.................................. $  6,581  $   7,190 $  8,323
       Interest cost on projected benefit obli-
        gation..................................    9,097      8,867    8,242
       Actual return on assets..................  (17,798)  (17,927)   (2,302)
       Net amortization and deferral............    7,391      9,214   (5,541)
                                                 --------  --------- --------
       Net periodic pension cost................ $  5,271  $   7,344 $  8,722
                                                 ========  ========= ========

  A reconciliation of the funded status of the defined benefit plans with Torchmark's pension liability was as follows:

                                                             AT DECEMBER 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
       Fair market value of assets available for benefits.  $123,288  $113,193
       Projected benefit obligation:
        Vested............................................    90,189    89,170
        Nonvested.........................................     3,453     5,441
                                                            --------  --------
         Accumulated benefit obligation...................    93,642    94,611
        Effect of projected future salary increases           25,710    27,003
                                                            --------  --------
         Total projected benefit obligation...............   119,352   121,614
                                                            --------  --------
       Funded status......................................     3,936    (8,421)
       Unamortized prior service costs....................     1,433       147
       Unamortized transition asset.......................      (725)   (1,220)
       Unrecognized (gain) or loss........................   (15,669)   (5,462)
                                                            --------  --------
         Accrued pension costs included in liabilities....  $(11,025) $(14,956)
                                                            ========  ========

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 11--POSTRETIREMENT BENEFITS (CONTINUED)

  The weighted average assumed discount rates used in determining the actuarial benefit obligations were 7.5% in 1996 and 7.25% in 1995. The rate of assumed compensation increase was 4.5% in 1996 and 4.25% in 1995 and the expected long-term rate of return on plan assets was 9.25% in 1996 and 8.0% in 1995.

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

  For retired employees over age sixty-five, Torchmark does not provide postretirement benefits other than pensions. Torchmark does provide a portion of the cost for health insurance benefits for employees who retired before February 1, 1993 and before age sixty-five, covering them until they reach age sixty-five. Eligibility for this benefit was generally achieved at age fifty-five with at least fifteen years of service. This subsidy is minimal to employees who did not retire before February 1, 1993. This plan is unfunded.

  Net periodic postretirement benefit cost included the following components:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                            -------------------
                                                            1996  1995    1994
                                                            ----  -----  ------
       Service cost.......................................  $297  $ 284  $  444
       Interest cost on accumulated postretirement benefit
        obligation........................................   617    678     831
       Actual return on plan assets.......................   -0-    -0-     -0-
       Net amortization and deferral......................  (252)  (559)   (237)
                                                            ----  -----  ------
       Net periodic postretirement benefit cost...........  $662  $ 403  $1,038
                                                            ====  =====  ======

  The following table sets forth the plans' combined benefit obligation with the amount shown in Torchmark's balance sheet:

                                                                AT DECEMBER 31,
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
       Accumulated postretirement benefit obligation:
        Retirees............................................... $ 3,622 $ 4,880
        Fully eligible active plan participants................   1,613   1,231
        Other active plan participants.........................   2,395   3,145
                                                                ------- -------
         Total accumulated postretirement benefit obligation...   7,630   9,256
       Plan assets at fair value...............................     -0-     -0-
                                                                ------- -------
       Accumulated postretirement benefit obligation in excess
        of plan assets.........................................   7,630   9,256
       Unrecognized net gain from past experience different
        from that assumed and from changes in assumptions......   1,717   1,423
       Prior service cost not yet recognized in net periodic
        post retirement benefit cost...........................     993     262
                                                                ------- -------
         Accrued postretirement benefit cost included in
          liabilities.......................................... $10,340 $10,941
                                                                ======= =======

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 11--POSTRETIREMENT BENEFITS (CONTINUED)

  For measurement purposes, a 7.5% to 10.0% annual rate of increase in a per capita cost of covered healthcare benefits was assumed for 1996. These rates were assumed to decrease gradually to ranges of 4.5% to 6.5% by the year 2005. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the health care cost trend by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $1.3 million and would increase the net periodic postretirement cost for the year ended December 31, 1996 by approximately $425 thousand.

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 1996 and 7.0% to 8.0% in 1995.

NOTE 12--NOTES PAYABLE

  An analysis of notes payable is as follows:

                                                     DECEMBER 31,
                                       -----------------------------------------
                                               1996                 1995
                                       -------------------- --------------------
                                       SHORT-TERM LONG-TERM SHORT-TERM LONG-TERM
                                          DEBT      DEBT       DEBT      DEBT
                                       ---------- --------- ---------- ---------
   Sinking Fund Debentures...........             $198,134             $198,033
   Senior Notes, due 1998............              199,607              199,343
   Senior Debentures, due 2009.......               99,450               99,881
   Notes, due 2023...................              195,921              195,877
   Notes, due 2013...................               98,477               98,432
   Commercial paper..................   $40,778              $189,248
   Other notes and mortgages payable
    at various interest rates;
    collateralized by buildings .....       132        291        124       422
                                        -------   --------   --------  --------
                                        $40,910   $791,880   $189,372  $791,988
                                        =======   ========   ========  ========

  The amount of debt that becomes due during each of the next five years is:
1997, $40.9 million; 1998, $200.1 million; 1999, $150 thousand; 2000, $-0-;
and 2001, $-0-.

  The Sinking Fund Debentures, due March 1, 2017, are carried at $200 million principal amount less unamortized issue expenses and bear interest at 8 5/8%, payable on March 1 and September 1. A sinking fund provides for mandatory repayment at par of not less than $8 million principal amount per year from March 1, 1998 through March 1, 2016. At Torchmark's option, an additional $12 million principal amount per year may be redeemed at par according to the same schedule. The option to make such additional repayments is not cumulative and if not availed of in any year will terminate. Furthermore, Torchmark may, at its option, redeem the entire issue at prices ranging from 104.59% to 100.0% of par, subject to certain restrictions. The Sinking Fund Debentures have equal priority with other Torchmark unsecured indebtedness.

  The Senior Notes, due May 1, 1998, are not redeemable prior to maturity. They were issued in the principal amount of $200 million. Interest is payable on May 1 and November 1 of each year at a rate of 9 5/8%. These notes have equal priority with other Torchmark unsecured indebtedness.

  The Senior Debentures, principal amount of $100 million, are due August 15, 2009. They bear interest at a rate of 8 1/4%, with interest payable on February 15 and August 15 of each year. The Senior Debentures, which are not redeemable at the option of Torchmark prior to maturity, provided the holder with an option to require Torchmark to repurchase the debentures on August 15, 1996 at principal amount plus accrued interest. Pursuant to this option, $550 thousand debentures were repurchased in 1996. The Senior Debentures have equal priority with other Torchmark unsecured indebtedness.

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

  Torchmark has entered into revolving credit agreements with a group of lenders under which it may borrow on an unsecured basis up to $600 million. One-third of the commitment matures October 23, 1997 and the balance matures October 24, 2001. Borrowings, pro rata under each facility, are at interest rates selected by Torchmark based on either the corporate base rate or the Eurodollar rate at the time of borrowings. At December 31, 1996 and December 31, 1995 there were no borrowings under the revolving credit agreements. The revolving credit agreements are designed to back up a commercial paper program which began in 1995. The short-term borrowings under the revolving credit agreements and in the commercial paper market averaged $103 million during 1996, and were made at an average yield of 5.42%. At December 31, 1996, commercial paper was outstanding in the face amount of $41.0 million. Torchmark is subject to certain covenants for the revolving credit agreements regarding capitalization and earnings, for which it was in compliance at December 31, 1996, and pays a facility fee based on size of the lines.

  Interest in the amount of $1.4 million, $1.6 million and $1.8 million was capitalized during 1996, 1995, 1994, respectively.

NOTE 13--MONTHLY INCOME PREFERRED SECURITIES

  In October, 1994, Torchmark, through its wholly-owned finance subsidiary, Torchmark Capital L.L.C., completed a public offering of eight million shares of 9.18% MIPS at a face amount of $200 million. The securities are subject to a mandatory redemption in full at September 30, 2024, although Torchmark may elect to extend the MIPS for up to an additional 20 years if certain conditions are met. They are redeemable at Torchmark's option after September 30, 1999. Torchmark subsequently entered into a ten-year swap agreement with an unaffiliated party whereby Torchmark agreed to pay a variable rate on the $200 million face amount in exchange for payment of the fixed dividend. In a related transaction, Torchmark purchased a five-year cap on the swap agreement that insures that the variable rate cannot exceed 10.39% through September 30, 1999. The interest rate was 6.95% at December 31, 1996 and 7.25% at December 31, 1995. Torchmark pays a yearly fee of $860 thousand for the cap agreement. The market value of the swap agreement was a benefit of $14.7 million at December 31, 1996 and a benefit of $26.5 million at December 31, 1995. The market value of the cap agreement, net of the present value of future annual payments, was an obligation of $1.3 million at December 31, 1996 and an obligation of $2.1 million at December 31, 1995. Except as otherwise described in "Note 3--Investments" on page 43 of this report, Torchmark is a party to no other derivative instruments as defined by SFAS 119.

  Net proceeds from the MIPS offering of approximately $193 million were loaned from Torchmark Capital to Torchmark to provide part of the financing of the acquisition of American Income Holding, Inc. The carrying value of the MIPS at December 31, 1996 and 1995 was $193 million.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 14--SHAREHOLDERS' EQUITY

  Share Data: A summary of preferred and common share activity is as follows:

                                    PREFERRED STOCK          COMMON STOCK
                                  ---------------------  ---------------------
                                              TREASURY               TREASURY
                                    ISSUED      STOCK      ISSUED     STOCK
                                  ----------  ---------  ---------- ----------
1994:
Balance at January 1, 1994.......  1,000,000   (530,180) 73,784,228   (889,134)
 Issuance of common stock due to
  exercise of stock options......                                      130,641
 Other treasury stock acquired...              (469,820)            (1,491,700)
 Retirement of preferred treasury
  stock.......................... (1,000,000) 1,000,000
                                  ----------  ---------  ---------- ----------
 Balance at December 31, 1994....        -0-        -0-  73,784,228 (2,250,193)

1995:
 Issuance of common stock due to
  exercise of stock options......                                      133,102
                                  ----------  ---------  ---------- ----------
 Balance at December 31, 1995....        -0-        -0-  73,784,228 (2,117,091)

1996:
 Issuance of common stock due to
  exercise of stock options......                                      338,188
 Other treasury stock acquired...                                   (2,309,350)
                                  ----------  ---------  ---------- ----------
 Balance at December 31, 1996....        -0-        -0-  73,784,228 (4,088,253)
                                  ==========  =========  ========== ==========

                                     AT DECEMBER 31, 1996  AT DECEMBER 31, 1995
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

  Acquisition of Common Shares: Torchmark shares are acquired from time to time for the following reasons: (1) open market purchases under the Torchmark stock repurchase program, in which share purchases in the amount of $107 million for 2.3 million shares, and $59 million for 1.5 million shares were made in 1996 and 1994, respectively, (2) for future employee stock option exercises, and (3) for payment of the option price and taxes upon exercise of stock options by employees.

  Grant of Restricted Stock: A grant of 60,000 Torchmark shares was made on May 1, 1991 to a Torchmark senior officer. The shares are restricted as to resale, vesting 6,000 shares per year for 10 years on the anniversary date of the grant. The market value of Torchmark stock was $34.92 per share on the grant date.

  Restrictions: Restrictions exist on the flow of funds to Torchmark from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. These restrictions generally limit the payment of dividends by insurance subsidiaries to statutory net gain on an annual noncumulative basis in the absence of special approval. Additionally, insurance companies are not permitted to distribute the excess of shareholders' equity as determined on a GAAP basis over that determined on a statutory basis. In 1997, $275 million will be available to Torchmark for dividends from insurance subsidiaries in compliance with statutory regulations without prior regulatory approval.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 15--EMPLOYEE STOCK OPTIONS

  Certain employees and directors have been granted options to buy shares of Torchmark stock generally at the market value of the stock on the date of grant under the provisions of the Torchmark Corporation 1987 Stock Incentive Plan ("1987 Option Plan"). The options are exercisable during the period commencing from three months to three years after grant until expiring ten years or ten years and two days after grant. Employee stock options granted under the 1987 Option Plan generally vest one-half in two years and one-half in three years. Director grants generally vest in six months. At December 31, 1996, approximately 11.4 million shares were authorized for grants of options under this plan. In October, 1993, Torchmark implemented a policy to issue shares for the exercise of stock options out of treasury stock.

  In October, 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), effective for Torchmark beginning January 1, 1996. SFAS 123 defines a "fair value method" of accounting for employee stock options. It also allows accounting for such options under the "intrinsic value method" in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. If a company elects to use the intrinsic value method, then pro forma disclosures of earnings and earnings per share are required as if the fair value method of accounting was applied. The effects of applying SFAS 123 in the pro forma disclosures are not necessarily indicative of future amounts because the pro forma disclosures do not take into account the amortization of the fair value of awards prior to 1995. Additionally, Torchmark is expected to grant additional awards in future years.

  Torchmark has elected to account for its stock options under the intrinsic value method as outlined in APB 25. The fair value method requires use of the Black-Scholes option valuation model to value employee stock options, upon which a compensation expense is based. The Black-Scholes option valuation model was not developed for use in valuing employee stock options. Instead, this model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Torchmark's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the existing models do not provide a reliable measure of the fair value of its employee stock options. Under the intrinsic value method, compensation expense is only recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant.

  In accordance with SFAS 123, the fair value for Torchmark's employee stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995.

                                                                 1996     1995
                                                               -------- --------
   Risk-free interest rate....................................    6.4%     5.4%
   Dividend yield.............................................    3.7%     3.7%
   Volatility factor..........................................   22.8     22.8
   Weighted average expected life (in years)..................   4.17     4.17

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Torchmark's pro forma information follows (in thousands except for earnings per share information):

                                                                1996     1995
                                                              -------- --------
   Pro forma net income...................................... $309,657 $143,148
   Pro forma net income per share............................     4.35     2.00

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 15--EMPLOYEE STOCK OPTIONS (CONTINUED)


  A summary of Torchmark's stock option activity, and related information for the years ended December 31, 1996 and 1995 follows:

                                     1996                        1995               1994
                          --------------------------- --------------------------- ---------
                                     WEIGHTED AVERAGE            WEIGHTED AVERAGE
                           OPTIONS    EXERCISE PRICE   OPTIONS    EXERCISE PRICE   OPTIONS
                          ---------  ---------------- ---------  ---------------- ---------
Outstanding-beginning of
 year...................  4,435,850       34.61       3,820,707       $32.50      3,660,391
Granted.................    724,100       49.09         761,100        43.14        316,600
Exercised...............   (338,188)      30.00        (133,102)       22.18       (130,641)
Expired.................   (146,751)      39.26         (12,855)       40.24        (25,643)
                          ---------                   ---------                   ---------
Outstanding-end of year.  4,675,011       37.04       4,435,850        34.61      3,820,707
                          =========                   =========                   =========
Exercisable at end of
 year...................  3,094,311       32.93       3,243,647        32.66      2,936,867

  The weighted average fair value of options granted during the years ended December 31, 1996 and 1995 were $49.61 and $43.14, respectively.


  The following table summarizes information about stock options outstanding at December 31, 1996:

                                                              CONTRACT
     EXERCISE                       NUMBER      NUMBER       TERMINATION
      PRICE       GRANT DATE      OUTSTANDING EXERCISABLE       DATE
     -------- -----------------   ----------- ----------- -----------------
     11.300   October 1, 1993         13,906      13,906  October 3, 2003
     13.110   October 1, 1993         13,828      13,828  October 3, 2003
     16.000   December 16, 1987        7,500       7,500  December 18, 1997
     19.875   February 25, 1988        5,217       5,217  February 27, 1998
     20.375   January 3, 1989         30,003      30,003  January 5, 1999
     22.600   October 1, 1993         31,041      31,041  October 3, 2003
     24.410   October 1, 1993          2,766       2,766  October 3, 2003
     25.625   October 11, 1990       692,155     692,155  October 13, 2000
     28.480   October 1, 1993         42,670      42,670  October 3, 2003
     31.125   January 15, 1991       445,930     445,930  January 17, 2001
     32.500   January 2, 1991         63,000      63,000  January 4, 2001
     33.125   January 25, 1990        63,000      63,000  January 27, 2000
     34.000   December 16, 1994      265,600     146,300  December 18, 2004
     34.000   December 7, 1992       123,863      96,863  December 9, 2002
     34.000   December 14, 1993      258,522     258,522  December 16, 2003
     34.000   October 1, 1993         47,497      47,497  October 3, 2003
     34.350   October 1, 1993         26,539      26,539  October 3, 2003
     34.375   December 12, 1991      606,757     606,757  December 14, 2001
     34.875   January 3, 1995         21,000      21,000  January 5, 2005
     36.610   October 1, 1993         27,997      27,997  October 3, 2003
     37.220*  December 18, 1996       30,000           0  December 20, 2006
     38.375   January 2, 1992         63,000      63,000  January 4, 2002
     43.375   December 20, 1995      731,300           0  December 22, 2005
     43.500   December 14, 1993      189,824     189,824  December 16, 2003
     45.000   January 3, 1994         24,000      24,000  January 5, 2004
     45.000   January 2, 1996         21,000      21,000  January 4, 2006
     46.560   October 1, 1993         12,745      12,745  October 3, 2003
     49.750   December 16, 1996      673,100           0  December 18, 2006
     52.000   December 7, 1992       117,251     117,251  December 9, 2002
     57.750   January 3, 1993         24,000      24,000  January 5, 2003
                                   ---------   ---------
                                   4,675,011   3,094,311
                                   =========   =========

--------
* Issued when the market price was $49.625.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 16--COMMITMENTS AND CONTINGENCIES


  Reinsurance: Insurance affiliates of Torchmark reinsure that portion of insurance risk which is in excess of their retention limits. Retention limits for ordinary life insurance range up to $2.5 million per life. Life insurance ceded represents less than 1.0% of total life insurance in force at December 31, 1996. Insurance ceded on life and accident and health products represents 1.0% of premium income for 1996. Torchmark would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

  Insurance affiliates also assume insurance risks of other companies. Life reinsurance assumed represents 3.1% of life insurance in force at December 31, 1996 and reinsurance assumed on life and accident and health products represents 1.8% of premium income for 1996.

  Leases: Torchmark leases office space and office equipment under a variety of operating lease arrangements. These leases contain various renewal options, purchase options, and escalation clauses. Rental expense for operating leases was $7.0 million, $6.3 million, and $7.9 million for 1996, 1995, and 1994, respectively. Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 1996 are as follows: 1997, $3.9 million; 1998, $2.4 million; 1999, $1.5 million; 2000, $726 thousand; 2001, $157 thousand; and in the aggregate, $8.7 million.

  Restrictions on cash: A portion of the cash held in financial service subsidiaries that function as broker-dealers has been segregated for the benefit of customers in compliance with security regulations. This amount was $15.0 million at December 31, 1996 and $11.8 million at December 31, 1995.

  Concentrations of Credit Risk: Torchmark maintains a highly-diversified investment portfolio with limited concentration in any given region, industry, or economic characteristic. At December 31, 1996, the investment portfolio consisted of securities of the U.S. government or U.S. government-backed securities (22%); non government-guaranteed mortgage-backed securities (5%); short-term investments, which generally mature within one month (1%); securities of state and municipal governments (12%); securities of foreign governments (1%); and investment-grade corporate bonds (46%). The remainder of the portfolio was in oil and gas investments (1%) and real estate (3%), which are not considered financial instruments according to GAAP; policy loans (4%), which are secured by the underlying insurance policy values; and equity securities, mortgages, noninvestment grade corporate securities and other long-term investments (5%). Investments in municipal governments and corporations are made throughout the U.S. with no concentration in any given state. Most of the investments in foreign government securities are in Canadian government obligations. Corporate equity and debt investments are made in a wide range of industries. At December 31, 1996, 1% or more of the portfolio was invested in the following industries: Financial services (18%); regulated utilities (5%); chemicals and allied products (5%); food and kindred products (4%); transportation (4%); technology (3%); media (2%); paper and allied products (2%); petroleum (2%); and retailing (1%). Otherwise, no individual industry represented 1% or more of Torchmark's investments. At year-end 1996, 5% of the carrying value of fixed maturities was rated below investment grade (Ba or lower as rated by Moody's service or the equivalent NAIC designation). Par value of these investments was $237.7 million, amortized cost was $239.8 million, and market value was $243.4 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in market value.

  Collateral Requirements: Torchmark requires collateral for investments in instruments where collateral is available and is typically required because of the nature of the investment. Since the majority of Torchmark's investments are in government, government-secured, or corporate securities, the requirement for collateral is rare. Torchmark's mortgages are secured by collateral.

  Litigation: Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 16--COMMITMENTS AND CONTINGENCIES (CONTINUED)

defendant. As a practical matter, a jury's discretion regarding the amount of a punitive damage award is not limited by any clear, objective criteria under Alabama law. Accordingly, the likelihood or extent of a punitive damage award in any given case is virtually impossible to predict. As of December 31, 1996, Liberty was a party to approximately 282 active lawsuits (including 25 employment related cases and excluding interpleaders and stayed cases), more than 250 of which were Alabama proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

  Torchmark has previously reported the entry of an Order and Final Judgment by the Circuit Court of Barbour County, Alabama in Robertson v. Liberty National Life Insurance Company (Case No. CV-92-021) approving a cancer policy class action settlement involving legal and equitable relief valued at a total of $55 million. In July 1994, certain intervenors in the Robertson litigation filed a notice of appeal of the Order and Final Judgment with the Supreme Court of Alabama. On December 22, 1995, the Alabama Supreme Court unanimously affirmed the Robertson class action settlement and on February 16, 1996, issued a notice overruling the petition for a rehearing in Robertson filed by certain intervenors. A petition for writ of certiorari to the Supreme Court of the United States was then filed by intervenors. The U.S. Supreme Court granted certiorari in Robertson on October 1, 1996. Oral arguments on the intervenors' petition, which alleged that class members had not received due process in the class certification procedure and should be allowed to opt out of the class action settlement to pursue separate litigation, were heard by the U.S. Supreme Court on January 14, 1997. On March 3, 1997, the U.S. Supreme Court dismissed, as improvidently granted, the writ of certiorari previously granted in Robertson. The ruling effectively ends direct appeals from the Robertson class action settlement and Liberty will proceed with administration of benefits under the class settlement.

  As previously reported, Liberty is subject to 76 individual cancer policy lawsuits pending in Alabama and Mississippi, which were stayed or otherwise held in abeyance pending final resolution of the Robertson case. Liberty will file motions to dismiss these lawsuits based upon the U.S. Supreme Court opinion in Robertson. If these cases are dismissed, no collateral attacks on the cancer class action settlement will remain at this time.

  As previously reported, Dismukes v. Torchmark Corporation (Case No. CV-94-1006-P-M), which was filed on December 30, 1994 and is presently pending in the U.S. District Court for the Northern District of
Alabama, is the only remaining purported class action litigation brought by Torchmark shareholders alleging untimely and inadequate disclosure of material contingent liabilities arising out of insurance policy litigation involving Liberty. The U.S. District Court entered an order granting partial summary judgment on behalf of the defendants on April 16, 1996. Claims for damages based on Section 10b-5 of the Securities Exchange Act, on state securities laws and for common law fraud remain pending in the case.

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

  Prior filings have reported that in July 1994, a purported class action alleging fraudulent and deceitful practices in premium billing and lapses of coverage on a payroll deduction insurance plan was filed in the Superior Court for Gordon County, Georgia against Liberty (Bryant v. Liberty National Life Insurance Company, Civil Action No. 28979). The complaint alleged actual damages in excess of $10 million and punitive damages of not less than $50 million as well as premium reimbursements. Liberty removed this

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 16--COMMITMENTS AND CONTINGENCIES (CONTINUED) case to federal court, but the case was subsequently remanded to the state court. The Bryant case was settled on an individual basis by the parties on December 23, 1996. No class was ever certified.

  Litigation was filed on April 26, 1995, in the Circuit Court of Houston County, Alabama against Liberty involving the sale of health insurance coverage alleged to be in conflict with provisions of the Omnibus Budget Reconciliation Act of 1990 (Stewart v. Liberty National Life Insurance Company, Case No. CV-95-345L; Tolar v. Liberty National Life Insurance Company, Case No. CV-95-346J; Ingram v. Liberty National Life Insurance Company, Case No. CV-95-348L; Burkett v. Liberty National Life Insurance Company, Case No. CV-95-347H). The Stewart case has been dismissed with prejudice and the other cases remain pending.

  A purported class action was filed on August 8, 1995, against Liberty in the Circuit Court of Jefferson County, Alabama on behalf of Liberty cancer policyholders eligible for Medicare who submitted claims during an approximately two month period in 1993 (Adkins v. Liberty National Life Insurance Company, Case No. CV-95-5634). Beginning in September 1993, in reliance on federal law concerning the amount health care providers could collect from Medicare eligible individuals, Liberty limited the payment of benefits to such individuals to the amounts collectible by the providers under federal law. In November, 1993 Liberty discontinued this practice and recalculated and repaid all claims in full as it had prior to September 1993 together with interest. Nearly two years after this refund, the Adkins case was filed. The claims made in Adkins are identical to the individual claims in Allen v. Liberty National Life Insurance Company (Case No. CV-94-3634), an individual case reversed and remanded by the Alabama Supreme Court on March 7, 1997 after an appeal regarding the remitted verdict of $2.7 million. A class certification order, which does not address the merits of the litigation, was entered by the Court in Adkins on July 26, 1996. Liberty filed a petition for writ of mandamus or prohibition with the Alabama Supreme Court in August 1996 asserting abuse of discretion by the trial court in certifying the Adkins class. The Alabama Supreme Court has stayed further proceedings as to the class issues in Adkins pending its ruling on the propriety of class certification.

  On August 25, 1995, a purported class action was filed against Torchmark, Globe, United American and certain officers of these companies in the United States District Court for the Western District of Missouri on behalf of all former agents of Globe (Smith v. Torchmark Corporation, Case No.: 95-3304-CV-S-4). This action alleges that the defendants breached independent agent contracts with the plaintiffs by treating them as captive agents and engaged in a pattern of racketeering activity wrongfully denying income and renewal commissions to the agents, restricting insurance sales, mandating the purchase of worthless leads, terminating agents without cause and inducing the execution of independent contracts based on misrepresentations of fact. Monetary damages in an unspecified amount are sought. A plaintiff class was certified by the District Court on February 26, 1996, although the certification does not go to the merit of the allegations in the complaint. On December 31, 1996, the plaintiffs filed an amended complaint in Smith to allege violations of various provisions of the Employment Retirement Income Security Act of 1974. Discovery is presently proceeding in this case.

  It has been previously reported that Liberty is a party to individual lawsuits and a purported class action (Carlton v. Liberty National Life Insurance Company, Case No. CV-96-22) in the Circuit Court of Chambers County, Alabama, in which allegations are made that an interest sensitive life insurance policy would become paid-up or self-sustaining after a specified number of years. Currently, Liberty is a party to more than 100 individual interest sensitive cases, 53 of which were filed by a single lawyer in Chambers County, Alabama. Additionally, Torchmark has previously reported the case of Lawson v. Liberty National Life Insurance Company, filed in the Circuit Court of Jefferson County, Alabama (Civil Action No.: CV-96-01119), where the plaintiffs were seeking class certification on behalf of such policyholders including those who were allegedly induced to exchange life insurance policies or the existing policy's cash value was allegedly depleted. On May 14, 1996, the Circuit Court of Jefferson County, Alabama entered an order conditionally certifying a plaintiffs claim in Lawson in order to preserve the Court's jurisdiction over the class action question, subject to a full evidentiary hearing on class certification at a future date yet to be determined.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 16--COMMITMENTS AND CONTINGENCIES (CONTINUED)

  In 1978, the United States District Court for the Northern District of Alabama entered a final judgment in Battle v. Liberty National Life Insurance Company, et al. (CV-70-H-752-S), class action litigation involving Liberty, a class composed of all owners of funeral homes in Alabama and a class composed of all insureds (Alabama residents only) under burial or vault policies issued, assumed or reinsured by Liberty. The final judgment fixed the rights and obligations of Liberty and the funeral directors authorized to handle Liberty burial and vault policies as well as reforming the benefits available to the policyholders under the policies. Although class actions are inherently subject to subsequent collateral attack by absent class members, the Battle decree remains in effect to date. A motion filed in February 1990 to challenge the final judgment under Federal Rule of Civil Procedure 60(b) was rejected by both the District Court in 1991 and the Eleventh Circuit Court of Appeals in 1992 and a Writ of Certiorari was denied by the U.S. Supreme Court in 1993.

  In November 1993, an attorney (purporting to represent the funeral director class) filed a petition in the District Court seeking "alternative relief" under the final judgment. This petition was voluntarily withdrawn on November 8, 1995, by petitioners. On February 23, 1996, Liberty filed a petition with the District Court requesting that it order certain contract funeral directors to comply with their obligations under the Final Judgment in Battle and their funeral service contracts. A petition was filed on April 8, 1996 on behalf of a group of funeral directors seeking to modify the 1978 decree in Battle in light of changed economic circumstances. Liberty is actively opposing this petition.

  Purported class action litigation was filed on January 2, 1996 against Torchmark, Torch Energy Advisors Incorporated ("Torch Energy"), and certain Torch Energy subsidiaries and affiliated limited partnerships in the Circuit Court of Pickens County, Alabama (Pearson v. Torchmark Corporation, Case No. CV-95-140). Plaintiff alleges improper payment of royalties and overriding royalties on coalbed methane gas produced and sold from wells in Robinson's Bend Coal Degasification Field, seeks certification of a class and claims unspecified compensatory and punitive damages on behalf of such class. On April 11, 1996, Torchmark's motion to change venue was granted and the case has been transferred to the Circuit Court of Tuscaloosa County, Alabama. The Company's motion to dismiss remains pending while discovery is proceeding.

  It has been previously reported that the Company, its subsidiaries United American and Globe and certain individual corporate officers are parties to purported class action litigation filed April 5, 1996 in the U.S. District Court for the Northern District of Georgia (Crichlow v. Torchmark Corporation, Case No.: 4:96-CV 0086-HLM). The complaint alleged RICCO violations, fraud, breach of contract, conspiracy, violations of the Oklahoma Consumer Protection Act and breach of the duty of good faith and fair dealing on behalf of all persons who purchased, at any time between 1987 and the present, certain hospitalization and surgical insurance policies issued by Globe and United American. The plaintiffs asserted that they purchased these policies and subsequently incurred improper claim denials, wrongful recision and "rate-ups" and post-claim underwriting. On December 4, 1996, the U.S. District Court dismissed the RICCO counts, the Oklahoma Consumer Protection Act and contract counts as to certain defendants and ordered plaintiffs to file an amended complaint. On December 23, 1996, the plaintiffs filed the amended complaint as ordered, alleging breach of contract, fraud, conspiracy and breach of the duty of good faith and fair dealing on behalf of a purported class of persons who purchased Globe, but not United American, policies from 1987 to the present. Defendants have filed motions to dismiss and for partial summary judgment.

  On April 19, 1996, a $5 million punitive judgment was entered against LIberty by a jury in Mobile, Alabama in Strickland v. Liberty National Life Insurance Company (CV-95-1399). In the Strickland case, the plaintiff, who was in his sixties, cancelled several small life insurance policies and purchased a substantial amount of new coverage. The plaintiff contended that certain supplemental benefits which were present in the smaller policies were not included in the new coverage (i.e. accidental death and premium waiver). The trial judge held that Strickland was not entitled to recover compensatory damages. Nevertheless the jury awarded $100 in nominal damages in addition to the punitive award. Liberty has filed various motions for the post-trial relief with the Circuit Court, which held a post trial hearing on the propriety of the punitive damage award on February 12, 1997. On March 11, 1997, the Circuit Court judge reduced the Strickland judgment to $37,500.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 16--COMMITMENTS AND CONTINGENCIES (CONTINUED)

  A jury in Chambers County, Alabama Circuit Court returned a verdict of $333,000 compensatory damages and $17.2 million in punitive damages against Liberty on June 11, 1996, in McQuiston v. Liberty National Life Insurance Company (CV-94-234). The case arose out of a claim which had been denied due to an alleged misrepresentation in the application. There was a recorded telephone interview with the applicant in which a statement was given which Liberty alleges was a misrepresentation of the health of the proposed insured. After the litigation was filed, it was learned that one signature on the application was not that of the insured. Upon notice of this fact, Liberty paid the $20,000 claim proceeds into court. Liberty has filed motions for post-trial relief with the Court, subject to completion of post-trial discovery. A post-trial hearing on the propriety of the punitive damage award is scheduled for March 28, 1997.

  Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, contingent liabilities arising from threatened and pending litigation are not presently considered by management to be material. It should be noted, however, that the frequency of large punitive damage awards bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly in Alabama, continues to increase universally, creating the potential for unpredictable material adverse judgments in any given punitive damage suit.

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

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 17--INDUSTRY SEGMENTS (CONTINUED)

  A summary of segment data is as follows:

                                                          ADJUSTMENTS
                                      ASSET                   AND      CONSOLIDATED
                         INSURANCE  MANAGEMENT CORPORATE  ELIMINATIONS    TOTAL
                         ---------- ---------- ---------  ------------ ------------
1996:
Revenues--unaffiliated.. $2,008,594  $192,414  $   4,802    $    -0-    $2,205,810
Intersegment revenues...      7,561    33,139     (2,310)    (38,390)          -0-
                         ----------  --------  ---------    --------    ----------
Total revenues.......... $2,016,155  $225,553  $   2,492    $(38,390)   $2,205,810
                         ==========  ========  =========    ========    ==========
Pretax income........... $  485,646  $118,082  $(101,521)   $ (7,075)   $  495,132
Depreciation............      5,468     3,451        137                     9,056
Capital expenditures....     15,236     9,671         62                    24,969
Identifiable assets at
 year end...............  9,649,488   396,061    357,792    (602,541)    9,800,800

1995:
Revenues--unaffiliated.. $1,926,516  $156,519  $ (15,553)   $    -0-    $2,067,482
Intersegment revenues...      7,497    27,503     (2,174)    (32,826)          -0-
                         ----------  --------  ---------    --------    ----------
Total revenues.......... $1,934,013  $184,022  $ (17,727)   $(32,826)   $2,067,482
                         ==========  ========  =========    ========    ==========
Pretax income........... $  462,001  $ 96,371  $(124,380)   $ (5,817)   $  428,175
Depreciation............      6,135     3,327        141                     9,603
Capital expenditures....      7,094    15,227        193                    22,514
Identifiable assets at
 year end...............  8,933,970   244,003    379,856    (193,725)    9,364,104

1994:
Revenues--unaffiliated.. $1,721,650  $141,807  $  11,880    $    -0-    $1,875,337
Intersegment revenues...      2,724    25,895     (6,302)    (22,317)          -0-
                         ----------  --------  ---------    --------    ----------
Total revenues.......... $1,724,374  $167,702  $   5,578    $(22,317)   $1,875,337
                         ==========  ========  =========    ========    ==========
Pretax income........... $  402,562  $ 84,975  $ (89,582)   $ (3,981)   $  393,974
Depreciation............      8,260     2,869        142                    11,271
Capital expenditures....      5,117    20,952        160                    26,229
Identifiable assets at
 year end...............  7,697,456   180,881    442,639    (155,732)    8,165,244

NOTE 18--RELATED PARTY TRANSACTIONS

  Investment in Related Parties: Other long-term investments include investment by Torchmark subsidiaries in the United Group of Mutual Funds and certain other funds for which Waddell & Reed, Inc. is sole advisor. These investments were $30.3 million and $26.2 million at December 31, 1996 and 1995, respectively. Investment income derived from these investments is included in net investment income.

  Rental Income: Torchmark leases office space to Vesta Insurance Group, Inc. ("Vesta"), a 27% owned subsidiary. Total rental income received from Vesta was $508 thousand, $494 thousand, and $461 thousand, for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 19--SUPPLEMENTAL DISCLOSURES FOR CASH FLOW STATEMENT

  The following table summarizes Torchmark's noncash transactions, which are not reflected on the Statement of Cash Flow as required by GAAP:

                                                                 YEAR ENDED
                                                                 DECEMBER 31,
                                                              -----------------
                                                               1996   1995 1994
                                                              ------- ---- ----
    Paid-in capital from tax benefit for stock option
     exercises..............................................  $ 1,947 $709 $349
    Non-cash assets received from sale of energy operations.   79,289  -0-  -0-
    Non-cash liabilities assumed from sale of energy
     operations.............................................   48,942  -0-  -0-

  The following table summarizes certain amounts paid during the period:

                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                         1996    1995     1994
                                                       -------- ------- --------
    Interest paid..................................... $ 74,433 $82,642 $ 77,114
    Income taxes paid................................. $108,496 $99,298 $182,052

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 20--SELECTED QUARTERLY DATA (UNAUDITED)

  The following is a summary of quarterly results for the two years ended December 31, 1996. The information is unaudited but includes all adjustments (consisting of normal accruals) which management considers necessary for a fair presentation of the results of operations for these periods.

                                               THREE MONTHS ENDED
                                  ----------------------------------------------
                                  MARCH 31,  JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                  ---------  -------- ------------- ------------
1996:
-----
Premium and policy charges....... $402,188   $403,534   $402,585      $401,612
Financial services revenue.......   44,337     47,157     45,529        47,272
Net investment income............   99,417    100,700    101,576       102,915
Realized investment gains........    4,713        379        498           239
Total revenues...................  550,823    551,983    550,597       552,407
Policy benefits..................  264,302    265,971    263,612       264,199
Amortization of acquisition
 expenses........................   55,457     54,277     54,788        54,304
Pretax income from continuing
 operations......................  119,296    123,200    125,094       127,542
Loss from discontinued
 operations......................      -0-        -0-     (7,137)          -0-
Net income.......................   76,274     79,039     73,693        82,366
Net income per common share from
 continuing operations...........     1.06       1.10       1.13          1.17
Net income per common share from
 discontinued operations:
  Loss on disposal...............     0.00       0.00      (0.10)         0.00
Net income per common share......     1.06       1.10       1.03          1.17
Net income per common share
 excluding realized gains, the
 related DPAC adjustment, and
 discontinued operations.........     1.03       1.10       1.13          1.17
1995:
-----
Premium and policy charges....... $390,834   $384,759   $383,962      $386,728
Financial services revenue.......   34,774     37,223     39,108        41,377
Net investment income............   92,808     92,883     93,762       102,412
Realized investment gains
 (losses)........................     (920)       304    (15,700)        1,993
Total revenues...................  517,688    515,597    501,383       532,814
Policy benefits..................  253,369    252,640    252,547       250,780
Amortization of acquisition
 expenses........................   50,185     49,936     51,150        52,796
Pretax income from continuing
 operations......................  107,362    108,530     94,457       117,826
Income (loss) from discontinued
 operations......................      288        569      2,017      (131,584)
Net income (loss)................   68,621     70,023     60,974       (56,383)
Net income per common share from
 continuing operations...........     0.96       0.97       0.82          1.05
Net income per common share from
 discontinued operations:
  Income (loss) from operations..     0.00       0.01       0.03         (1.84)
Net income (loss) per common
 share...........................     0.96       0.98       0.85         (0.79)
Net income per common share
 excluding realized gains, the
 related DPAC adjustment, and
 discontinued operations.........     0.96       0.97       0.97          1.03

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

                                   PART III

            ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  Information required by this item is incorporated by reference from the sections entitled "Election of Directors," "Profiles of Directors and Nominees," "Executive Officers" and Section 16(a) "Beneficial Ownership Reporting Compliance" of the Securities Exchange Act in the Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 1997 (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission.

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

                                    PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)Index of documents filed as a part of this report:

                                                                      PAGE OF
                                                                    THIS REPORT
                                                                    -----------
  Financial Statements:
  Torchmark Corporation and Subsidiaries:
   Independent Auditors' Report....................................      32
   Consolidated Balance Sheet at December 31, 1996 and 1995........      33
   Consolidated Statement of Operations for each of the years in
    the three-year period ended December 31, 1996..................      34
   Consolidated Statement of Shareholders' Equity for each of the
    years in the three-year period ended December 31, 1996.........      35
   Consolidated Statement of Cash Flow for each of the years in the
    three-year period ended December 31, 1996......................      36
   Notes to Consolidated Financial Statements......................      37
  Schedules Supporting Financial Statements for each of the years in the three-year period ended December 31, 1996................
   II.Condensed Financial Information of Registrant (Parent Compa-
   ny).............................................................      71
   III.Supplementary Insurance Information (Consolidated)..........      74
   IV.Reinsurance (Consolidated)...................................      75

  Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X.

                                    EXHIBITS

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
  (3)(i) Restated Certificate of Incorporation of Torchmark Corpora-
         tion, as amended (incorporated by reference from Exhibit
         3(i) to Form 10-K for the fiscal year ended December 31,
         1995)
    (ii) By-Laws of Torchmark Corporation, as amended (incorporated by reference from Exhibit 3(b) to Form 10-K for the fiscal year ended December 31, 1989)
  (4)(a) Specimen Common Stock Certificate (incorporated by reference from Exhibit 4(a) to Form 10-K for the fiscal year ended De-
         cember 31, 1989)
     (b) Trust Indenture dated as of February 1, 1987 between
         Torchmark Corporation and Morgan Guaranty Trust Company of
         New York, as Trustee (incorporated by reference from Exhibit
         4(b) to Form S-3 for $300,000,000 of Torchmark Corporation
         Debt Securities and Warrants (Registration No. 33-11816))
 (10)(a) Torchmark Corporation and Affiliates Retired Lives Reserve
         Agreement, as amended, and Trust (incorporated by reference from Exhibit 10(b) to Form 10-K for the fiscal year ended
         December 31, 1991)
     (b) Capital Accumulation and Bonus Plan of Torchmark Corpora-
         tion, as amended, (incorporated by reference from Exhibit
         10(c) to Form 10-K for the fiscal year ended December 31,
         1988)
     (c) Torchmark Corporation Supplementary Retirement Plan (incor-
         porated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1992)
     (d) Certified Copies of Resolutions Establishing Retirement Pol-
         icy for Officers and Directors of Torchmark Corporation,
         Providing for Advisory Directors, and Providing Retirement
         Benefits for Directors (incorporated by reference from Ex-
         hibit 10(e) to Form 10-K for the fiscal year ended December
         31, 1989)
     (e) Torchmark Corporation Restated Deferred Compensation Plan
         for Directors, Advisory Directors, Directors Emeritus and
         Officers, as amended (incorporated by reference from Exhibit
         10(e) to Form 10-K for the fiscal year ended December 31,
         1992)
     (f) The Torchmark Corporation 1987 Stock Incentive Plan
     (g) The 1984 Torchmark Corporation Stock Option Plan (incorpo-
         rated by reference from Form S-8 for The 1984 Torchmark Cor-
         poration Stock Option Plan (Registration No. 2-93760))
     (h) General Agency Contract between Liberty National Life Insur-
         ance Company and Independent Research Agency For Life Insur-
         ance, Inc. (incorporated by reference from Exhibit 10(i) to
         Form 10-K for the fiscal year ended December 31, 1990)
     (i) Form of Marketing and Administrative Services Agreement be-
         tween Liberty National Fire Insurance Company, Liberty Na-
         tional Insurance Corporation and Liberty National Life In-
         surance Company (incorporated by reference from Exhibit 10.2 to Form S-1 Registration Statement No. 33-68114)
     (j) Form of Deferred Compensation Agreement Between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Eligible to Participate in the Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         and to Retire Prior to December 31, 1986 (incorporated by
         reference from Exhibit 10(k) to Form 10-K for the fiscal
         year ended December 31, 1991)

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
     (k) Form of Deferred Compensation Agreement between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Eligible to Participate in the Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         and Not Eligible to Retire Prior to December 31, 1986 (in-
         corporated by reference from Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 1991)
     (l) Torchmark Corporation Supplemental Savings and Investment
         Plan (incorporated by reference from Exhibit 10(m) to Form
         10-K for the fiscal year ended December 31, 1992)
     (m) Service Agreement, dated as of January 1, 1991, between
         Torchmark Corporation and Liberty National Life Insurance
         Company (prototype for agreements between Torchmark Corpora-
         tion and other principal operating subsidiaries) (incorpo-
         rated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1992)
     (n) The Torchmark Corporation Pension Plan (incorporated by ref-
         erence from Exhibit 10(o) to Form 10-K for the fiscal year ended December 31, 1992)
     (o) United Investors Management Company Retirement Income Plan
         (incorporated by reference from Exhibit 10(p) to Form 10-K for the fiscal year ended December 31, 1992)
     (p) Waddell & Reed, Inc. Career Field Retirement Plan (incorpo-
         rated by reference from Exhibit 10(q) to Form 10-K for the fiscal year ended December 31, 1992)
     (q) United Investors Management Company 1986 Employee Stock In-
         centive Plan (incorporated by reference from Exhibit 10(r)
         to Form 10-K for the fiscal year ended December 31, 1993)
     (r) The Torchmark Corporation Savings and Investment Plan (in-
         corporated by reference from Exhibit 10(s) to Form 10-K for the fiscal year ended December 31, 1992)
     (s) United Investors Management Company Savings and Investment
         Plan (incorporated by reference from Exhibit 10(t) to Form
         10-K for the fiscal year ended December 31, 1992)
     (t) Credit Agreements dated as of October 24, 1996 among
         Torchmark Corporation, the Lenders and The First National
         Bank of Chicago, as Agent (364 Day and Five Year)
     (u) Coinsurance and Servicing Agreement between Security Benefit
         Life Insurance Company and Liberty National Life Insurance
         Company, effective as of December 31, 1995 (incorporated by reference from Exhibit 10(u) to Form 10-K for the fiscal
         year ended December 31, 1995)
     (v) Form of Deferred Compensation Agreement Between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Not Eligible to Participate in Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         (incorporated by reference from Exhibit 10(j) to Form 10-K for the fiscal year ended December 31, 1991)
     (w) Torchmark Corporation 1996 Non-Employee Directors Stock Op-
         tion Plan
     (x) Torchmark Corporation 1996 Executive Deferred Compensation
         Stock Option Plan
 (11)    Statement re computation of per share earnings                    70
 (20)    Proxy Statement for Annual Meeting of Stockholders to be
         held April 24, 1997
 (21)    Subsidiaries of the registrant                                    70
 (23)(a) Consent of KPMG Peat Marwick LLP to incorporation by refer-
         ence of their audit report dated January 31, 1997, except
         for Note 16, which is as of March 11, 1997, into Form S-8 of
         The Torchmark Corporation Savings and Investment Plan (Reg-
         istration No. 2-76378)
     (b) Consent of KPMG Peat Marwick LLP to incorporation by refer-
         ence of their audit report dated January 31, 1997, except
         for Note 16, which is as of March 11, 1997, into Form S-8 of
         The United Investors Management Company Savings and Invest-
         ment Plan (Registration No. 2-76912)

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
    (c) Consent of KPMG Peat Marwick LLP to incorporation by refer-
        ence of their audit report dated January 31, 1997, except for
        Note 16, which is as of March 11, 1997, into Form S-8 and the accompanying Form S-3 Prospectus of The 1984 Torchmark Corpo-
        ration Stock Option Plan (Registration No. 2-93760)
    (d) Consent of KPMG Peat Marwick LLP to incorporation by refer-
        ence of their audit report dated January 31, 1997, except for
        Note 16, which is as of March 11, 1997, into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation
        1987 Stock Incentive Plan (Registration No. 33-23580)
    (e) Consent of KPMG Peat Marwick LLP to incorporation by
        reference of their audit report dated January 31, 1997,
        except for Note 16, which is as of March 11, 1997, into Form
        S-8 and the accompanying Form S-3 Prospectus of The Capital
        Accumulation and Bonus Plan of Torchmark Corporation
        (Registration No. 33-1032)
    (f) Consent of KPMG Peat Marwick LLP to incorporation by refer-
        ence of their audit report dated January 31, 1997, except for
        Note 16, which is as of March 11, 1997, into Form S-8 of the
        Liberty National Life Insurance Company 401(k) Plan (Regis-
        tration No. 33-65507)
 (24)   Powers of attorney
 (27)   Financial Data Schedule

(b)  Reports on Form 8-K.

  A Form 8-K dated October 2, 1996 was filed to report the United States Supreme Court's grant of intervenors' petition for writ of certiorari in Robertson v. Liberty National Life Insurance Company. No exhibits were required to be filed.

(c)  Exhibits


Exhibit 11. Statement re computation of per share earnings

            TORCHMARK CORPORATION COMPUTATION OF EARNINGS PER SHARE

                                          1996          1995           1994
                                      ------------  -------------  ------------
Net income from continuing opera-
 tions..............................  $318,508,976  $ 271,945,720  $263,814,601
Discontinued operations of energy
 segment:
 Income (loss) from operations......           -0-   (128,710,390)    5,131,667
 Loss on disposal...................    (7,137,124)           -0-           -0-
                                      ------------  -------------  ------------
Net income..........................   311,371,852    143,235,330   268,946,268
Preferred dividends.................           -0-              0      (804,130)
                                      ------------  -------------  ------------
Adjusted net income.................  $311,371,852  $ 143,235,330  $268,142,138
                                      ============  =============  ============
Weighted average shares outstanding.    71,229,892     71,593,774    72,095,657
                                      ============  =============  ============
Primary earnings per share:
 From continuing operations.........  $       4.47  $        3.80  $       3.65
 From discontinued operations of en-
  ergy segment:
  Income (loss) from operations.....           -0-          (1.80)         0.07
  Loss on disposal..................         (0.10)           -0-           -0-
                                      ------------  -------------  ------------
  Net income........................  $       4.37  $        2.00  $       3.72
                                      ============  =============  ============

There were no common stock equivalents included in weighted average shares outstanding.

Exhibit 21. Subsidiaries of the Registrant

The following table lists subsidiaries of the registrant which meet the definition of "significant subsidiary" according to Regulation S-X:

                                       STATE OF             NAME UNDER WHICH
                 COMPANY             INCORPORATION        COMPANY DOES BUSINESS
         -----------------------     -------------        ---------------------
         American Income Life                            American Income Life
          Insurance Company            Indiana            Insurance Company
         Family Service Life                             Family Service Life
          Insurance Company            Texas              Insurance Company
         Globe Life And Accident                         Globe Life And Accident
          Insurance Company            Delaware           Insurance Company
         Liberty National Life                           Liberty National Life
          Insurance Company            Alabama            Insurance Company
         United American                                 United American
          Insurance Company            Delaware           Insurance Company
         United Investors Life                           United Investors Life
          Insurance Company            Missouri           Insurance Company
         Waddell & Reed                                  Waddell & Reed
          Investors Management                            Investors Management
          Company, Inc.                Delaware           Company, Inc.
         Waddell & Reed                                  Waddell & Reed
          Services Company, Inc.       Delaware           Services Company, Inc.

All other exhibits required by Regulation S-K are listed as to location in the "Index of documents filed as a part of this report" on pages 67 through 69 of this report. Exhibits not referred to have been omitted as inapplicable or not required.

                     TORCHMARK CORPORATION (PARENT COMPANY)
           SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEET
                             (AMOUNTS IN THOUSANDS)

                                                           DECEMBER 31,
                                                     ----------------------
                                                        1996        1995
                                                     ----------  ----------
Assets:
 Investments:
  Long-term investments--available for sale........  $   11,182  $    9,655
  Short-term investments...........................       5,940         994
                                                     ----------  ----------
 Total investments.................................      17,122      10,649
 Cash..............................................         156         -0-
 Investment in affiliates..........................   2,949,625   2,820,323
 Due from affiliates...............................     104,146     105,887
 Accrued investment income.........................          84          94
 Other assets......................................       5,154       3,636
 Discontinued operations assets....................         -0-      61,109
                                                     ----------  ----------
  Total assets.....................................  $3,076,287  $3,001,698
                                                     ==========  ==========
Liabilities and shareholders' equity:
 Liabilities:
  Short-term debt..................................  $   40,778  $  189,248
  Long-term debt...................................     791,589     791,566
  Due to affiliates................................     330,527     195,193
  Other liabilities................................      90,904      43,643
                                                     ----------  ----------
  Total liabilities................................   1,253,798   1,219,650
 Monthly income preferred securities...............     193,146     193,096
 Shareholders' equity:
  Preferred stock..................................         -0-         -0-
  Common stock.....................................      73,784      73,784
  Additional paid-in capital.......................     141,701     139,754
  Unrealized investment gains .....................      46,581     140,338
  Retained earnings................................   1,549,391   1,325,534
  Treasury stock...................................    (182,114)    (90,458)
                                                     ----------  ----------
  Total shareholders' equity.......................   1,629,343   1,588,952
                                                     ----------  ----------
  Total liabilities and shareholders' equity.......  $3,076,287  $3,001,698
                                                     ==========  ==========



                 See accompanying Independent Auditors' Report

                             TORCHMARK CORPORATION
                                (PARENT COMPANY)
     SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
                       CONDENSED STATEMENT OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
Net investment income............................ $    931  $  1,261  $  5,183
Realized investment losses.......................   (5,738)  (23,516)   (4,422)
Other income.....................................        1        11        11
                                                  --------  --------  --------
  Total revenue..................................   (4,806)  (22,244)      772
General operating expenses.......................   13,958     7,823    14,442
Non-operating expenses--related to affiliates....      -0-       -0-   (71,417)
Reimbursements from affiliates...................  (13,332)  (13,260)  (15,218)
Interest expense.................................   88,916    91,825    79,762
                                                  --------  --------  --------
  Total expenses.................................   89,542    86,388     7,569
                                                  --------  --------  --------
Operating loss before income taxes and equity in
 earnings of affiliates..........................  (94,348) (108,632)   (6,797)
Income taxes ....................................   23,102    37,363     2,022
                                                  --------  --------  --------
Net operating loss before equity in earnings of
 affiliates......................................  (71,246)  (71,269)   (4,775)
Equity in earnings of affiliates.................  420,900   326,822   271,992
Monthly income preferred securities dividend.....   (9,655)  (10,317)   (2,137)
                                                  --------  --------  --------
  Net income from continuing operations..........  339,999   245,236   265,080
Discontinued operations of energy segment:
 Income (loss) from operations...................      -0-  (102,001)    3,866
 Loss on disposal................................  (28,627)      -0-       -0-
                                                  --------  --------  --------
  Net income..................................... $311,372  $143,235  $268,946
                                                  ========  ========  ========


                 See accompanying Independent Auditors' Report.

                             TORCHMARK CORPORATION
                               (PARENT COMPANY)
    SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(continued)
                       CONDENSED STATEMENT OF CASH FLOW
                            (AMOUNTS IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1996      1995       1994
                                                 --------  ---------  ---------
Cash provided from operations before dividends
 from subsidiaries.............................  $(77,291) $ (86,764) $ (48,378)
 Cash dividends from subsidiaries..............   265,688    185,500    270,500
                                                 --------  ---------  ---------
Cash provided from operations..................   188,397     98,736    222,122
Cash provided from (used for) investing activi-
 ties:
 Disposition of investments....................       -0-        116    225,573
 Acquisition of investments....................    (1,667)    (1,556)  (202,579)
 Investment in subsidiaries....................       -0-    (83,211)   (70,000)
 Purchase of American Income...................       -0-        -0-   (476,501)
 Loans to subsidiaries.........................   (12,508)   (49,043)   (28,916)
 Net decrease (increase) in temporary invest-
  ments........................................    (4,946)      (188)     1,529
 Additions to properties.......................       (49)      (146)      (113)
                                                 --------  ---------  ---------
Cash used for investing activities.............   (19,170)  (134,028)  (551,007)
Cash provided from (used for) financing activi-
 ties:
 Issuance of debt..............................       -0-        -0-    143,000
 Issuance of monthly income preferred securi-
  ties.........................................       -0-        -0-    193,046
 Repayments of debt............................  (149,020)   (60,752)       -0-
 Issuance of stock to subsidiaries.............       -0-     77,766        -0-
 Issuance of stock.............................    10,145      2,808      4,408
 Acquisitions of treasury stock................  (106,996)       -0-   (106,054)
 Borrowed from subsidiaries....................   153,959    101,857    176,821*
 Repayment on borrowings from subsidiaries.....     8,500     (5,500)       -0-
 Payment of dividends..........................   (85,659)   (80,887)   (82,336)
                                                 --------  ---------  ---------
Cash provided from (used for) financing activi-
 ties..........................................  (169,071)    35,292    328,885
Net increase in cash...........................       156        -0-        -0-
Cash balance at beginning of period............       -0-        -0-        -0-
                                                 --------  ---------  ---------
Cash balance at end of period..................  $    156  $     -0-  $     -0-
                                                 ========  =========  =========

* Includes an $80.3 million note payable to subsidiary which was forgiven in 1994 in the form of a dividend from the subsidiary.

                             TORCHMARK CORPORATION
                               (PARENT COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (AMOUNTS IN THOUSANDS)

NOTE A--DIVIDENDS FROM SUBSIDIARIES

  Cash dividends paid to Torchmark from the consolidated subsidiaries were as follows:

                                                        1996     1995     1994
                                                      -------- -------- --------
       Consolidated subsidiaries..................... $265,688 $185,500 $270,500
                                                      ======== ======== ========

                See accompanying Independent Auditors' Report.

                             TORCHMARK CORPORATION
        SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION (CONSOLIDATED)
                             (AMOUNTS IN THOUSANDS)

                                                                    AMORTIZATION
                                                                    OF DEFERRED
                          PREMIUM      NET                             POLICY      OTHER
                         AND POLICY INVESTMENT  OTHER     BENEFITS  ACQUISITION  OPERATING
                          CHARGES     INCOME    INCOME   AND CLAIMS    COSTS     EXPENSES
                         ---------- ---------- --------  ---------- ------------ ---------
FOR THE YEAR ENDED DE-
 CEMBER 31, 1996:
----------------------
 Insurance.............. $1,609,919  $403,300  $  2,936  $1,058,084   $219,917   $252,508
 Asset management.......                8,077   217,476                           107,471
 Corporate..............               (3,550)    6,042                           104,013
 Eliminations and ad-
  justments.............               (3,219)  (35,171)                (1,091)   (30,224)
                         ----------  --------  --------  ----------   --------   --------
  Total................. $1,609,919  $404,608  $191,283  $1,058,084   $218,826   $433,768
                         ==========  ========  ========  ==========   ========   ========
FOR THE YEAR ENDED DE-
 CEMBER 31, 1995:
----------------------
 Insurance.............. $1,546,283  $384,619  $  3,111  $1,009,336   $205,509   $257,167
 Asset management.......                4,021   180,001                            87,651
 Corporate..............               (3,418)  (14,309)                          106,653
 Eliminations and ad-
  justments.............               (3,357)  (29,469)                (1,442)   (25,567)
                         ----------  --------  --------  ----------   --------   --------
  Total................. $1,546,283  $381,865  $139,334  $1,009,336   $204,067   $425,904
                         ==========  ========  ========  ==========   ========   ========
FOR THE YEAR ENDED DE-
 CEMBER 31, 1994:
----------------------
 Insurance.............. $1,388,874  $331,679  $  3,821  $  921,277   $172,493   $228,042
 Asset management.......                2,443   165,259                            82,727
 Corporate..............                8,103    (2,525)                           95,160
 Eliminations and ad-
  justments.............                5,412   (27,729)                 5,614    (23,950)
                         ----------  --------  --------  ----------   --------   --------
  Total................. $1,388,874  $347,637  $138,826  $  921,277   $178,107   $381,979
                         ==========  ========  ========  ==========   ========   ========



                 See accompanying Independent Auditors' Report.

                             TORCHMARK CORPORATION
                    SCHEDULE IV. REINSURANCE (CONSOLIDATED)
                             (AMOUNTS IN THOUSANDS)

                                                                       PERCENTAGE
                                        CEDED    ASSUMED               OF AMOUNT
                             GROSS    TO OTHER  FROM OTHER     NET      ASSUMED
                            AMOUNT    COMPANIES COMPANIES    AMOUNT      TO NET
                          ----------- --------- ---------- ----------- ----------
FOR THE YEAR ENDED DE-
 CEMBER 31, 1996:
----------------------
Life insurance in force.  $84,360,821 $655,574  $2,587,330 $86,292,577    3.0%
                          =========== ========  ========== ===========    ====
Premiums:*
 Life insurance.........      759,321    3,472      26,511     782,360    3.4%
 Health insurance.......      742,319    9,835         135     732,619    0.0%
                          ----------- --------  ---------- -----------
  Total premiums........  $ 1,501,640 $ 13,307  $   26,646 $ 1,514,979    1.8%
                          =========== ========  ========== ===========    ====
FOR THE YEAR ENDED DE-
 CEMBER 31, 1995:
----------------------
Life insurance in force.  $80,377,021 $636,961  $   14,355 $79,754,415    0.0%
                          =========== ========  ========== ===========    ====
Premiums:*
 Life insurance.........  $   702,993 $  3,305  $    4,283 $   703,971    0.6%
 Health insurance.......      761,573   10,985         -0-     750,588    0.0%
                          ----------- --------  ---------- -----------
  Total premiums........  $ 1,464,566 $ 14,290  $    4,283 $ 1,454,559    0.3%
                          =========== ========  ========== ===========    ====
FOR THE YEAR ENDED DE-
 CEMBER 31, 1994:
----------------------
Life insurance in force.  $74,834,644 $633,485  $   23,570 $74,224,729    0.0%
                          =========== ========  ========== ===========    ====
Premiums:*
 Life insurance.........  $   535,141 $  4,386  $    1,316 $   532,071    0.2%
 Health insurance.......      781,207   12,493         -0-     768,714    0.0%
                          ----------- --------  ---------- -----------
  Total premiums........  $ 1,316,348 $ 16,879  $    1,316 $ 1,300,785    0.1%
                          =========== ========  ========== ===========    ====

--------
* Excludes policy charges


                 See accompanying Independent Auditors' Report.

                                  SIGNATURES

  Pursuant to the requirements of Section 12 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Torchmark Corporation

                     By: ________________________________
                           R.K. RICHEY, CHAIRMAN, CHIEF
                          EXECUTIVE OFFICER AND DIRECTOR

                     By: ________________________________
                          KEITH A. TUCKER, VICE CHAIRMAN
                        AND DIRECTOR (PRINCIPAL FINANCIAL
                                     OFFICER)

                     By: ________________________________
                         GARY L. COLEMAN, VICE PRESIDENT
                           AND CHIEF ACCOUNTING OFFICER
                          (PRINCIPAL ACCOUNTING OFFICER)

Date: March 20, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: ________________________________       By: ________________________________
       DAVID L. BOREN DIRECTOR                  HAROLD T. MCCORMICK DIRECTOR


By: ________________________________       By: ________________________________
      JOSEPH M. FARLEY DIRECTOR                  GEORGE J. RECORDS DIRECTOR


By: ________________________________       By: ________________________________
      LOUIS T. HAGOPIAN DIRECTOR               YETTA G. SAMFORD, JR. DIRECTOR

By: ________________________________
         C.B. HUDSON DIRECTOR

By: ________________________________
    JOSEPH L. LANIER, JR. DIRECTOR

Date: March 20, 1997

*By: _______________________________
   GARY L. COLEMAN ATTORNEY-IN-FACT