Form 10-Q
period 1997-03-31
TORCHMARK CORP
filed 1997-05-14
CIK 320335

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


 For Quarter Ended     March 31, 1997              Commission File Number 1-8052


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                             Yes  X   No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.


    CLASS                                   OUTSTANDING AT APRIL 30, 1997
  Common Stock,                                      69,275,222
  $1.00 Par Value
                          Index of Exhibits (Page 10)
                   Total number of pages included are 11.

                              TORCHMARK CORPORATION
                                      INDEX


                                                                              Page
                                                                              ----
PART I.  FINANCIAL INFORMATION

        Item 1.     Financial Statements:

                        Consolidated Balance Sheet                              1
                        Consolidated Statement of Operations                    2
                        Consolidated Statement of Cash Flow                     3
                        Notes to Consolidated Financial Statements              4

        Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                         5


PART II.  OTHER INFORMATION

        Item 1.     Legal Proceedings                                           9

        Item 6.     Exhibits and Reports on Form 8-K                            10

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              TORCHMARK CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (Amounts in thousands)


                                                                        March 31,             December 31,
Assets:                                                                   1997                    1996
                                                                    ------------------    ---------------------
Investments:
      Fixed maturities, available for sale, at fair value
          (amortized cost:  1997 - $5,317,182;
          1996 - $5,265,499)                                               $5,272,812               $5,328,276
      Equity securities, at fair value
          (cost:  1997 - $3,340; 1996 - $3,799)                                 9,075                    8,858
      Mortgage loans, at cost (estimated fair value:
          1997 - $70,165; 1996 - $61,970)                                      73,978                   64,353
      Investment real estate, at depreciated cost                             152,164                  150,490
      Policy loans                                                            209,811                  206,959
      Other long-term investments ( at fair value)                             96,895                   95,485
      Short-term investments                                                  226,225                   85,099
                                                                    ------------------    ---------------------
          Total investments                                                 6,040,960                5,939,520

Cash                                                                            4,223                   18,272
Investment in unconsolidated subsidiaries                                      91,341                   88,051
Accrued investment income                                                      92,892                   91,837
Other receivables                                                             121,644                  112,291
Deferred acquisition costs                                                  1,291,847                1,253,727
Value of insurance purchased                                                  237,156                  244,368
Property and equipment                                                         52,039                   50,323
Goodwill                                                                      536,796                  540,540
Other assets                                                                   32,755                   41,846
Separate account assets                                                     1,491,522                1,420,025
                                                                    ------------------    ---------------------
          Total assets                                                     $9,993,175               $9,800,800
                                                                    ==================    =====================

Liabilities and Shareholders' Equity:

Liabilities:

Future policy benefits                                                     $4,850,665               $4,797,738
Unearned and advance premiums                                                  84,737                   83,670
Policy claims and other benefits payable                                      216,812                  220,121
Other policyholders' funds                                                     80,864                   80,812
                                                                    ------------------    ---------------------
      Total policy liabilities                                              5,233,078                5,182,341

Accrued income taxes                                                          343,421                  340,287
Short-term debt                                                                87,369                   40,910
Long-term debt (estimated fair value:
      1997 - $795,657 ; 1996 - $814,082)                                      792,071                  791,880
Other liabilities                                                             214,574                  202,869
Separate account liabilities                                                1,491,522                1,420,025
                                                                    ------------------    ---------------------
          Total liabilities                                                 8,162,035                7,978,312

Monthly income preferred securities (estimated
      fair value: 1997 - $210,000 ; 1996 - $210,000 )                         193,159                  193,145

Shareholders' equity:

Preferred stock                                                                     0                        0
Common stock                                                                   73,784                   73,784
Additional paid-in capital                                                    144,422                  141,701
Unrealized investment gains, net of tax                                       (14,055)                  46,581
Retained earnings                                                           1,602,646                1,549,391
Treasury stock, at cost                                                      (168,816)                (182,114)
                                                                    ------------------    ---------------------
          Total shareholders' equity                                        1,637,981                1,629,343
                                                                    ------------------    ---------------------
          Total liabilities and shareholders' equity                       $9,993,175               $9,800,800
                                                                    ==================    =====================

         See accompanying Notes to Consolidated Financial Statements.

                              TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (Unaudited and in thousands except per share data)


                                                                                    Three Months Ended
                                                                                        March 31,
                                                                          -------------------------------------
                                                                               1997                   1996
                                                                          --------------         --------------
Revenue:
  Life premium                                                         $        222,360      $         209,307
  Health premium                                                                187,600                188,168
  Other premium                                                                   5,730                  4,713
                                                                          --------------         --------------

     Total premium                                                              415,690                402,188

  Financial services revenue                                                     48,363                 44,337
  Net investment income                                                         103,634                 99,417
  Realized investment gains (losses)                                            (10,831)                 4,713
  Other income                                                                      214                    168
                                                                          --------------         --------------

     Total revenue                                                              557,070                550,823

Benefits and expenses:
  Life policyholder benefits                                                    144,948                136,406
  Health policyholder benefits                                                  114,701                115,521
  Other policyholder benefits                                                    13,432                 12,375
                                                                          --------------         --------------

     Total policyholder benefits                                                273,081                264,302

  Amortization of deferred acquisition costs                                     56,523                 55,457
  Commissions and premium taxes                                                  35,982                 36,012
  Financial services selling expense                                             12,327                 12,286
  Other operating expense                                                        37,848                 40,082
  Amortization of goodwill                                                        3,744                  3,744
  Interest expense                                                               17,874                 19,644
                                                                          --------------         --------------

     Total benefits and expenses                                                437,379                431,527

Income before income taxes and
   equity in earnings of unconsolidated affiliates                              119,691                119,296

Income taxes                                                                    (43,456)               (43,643)
Equity in earnings of unconsolidated subsidiaries                                 3,482                  3,040
Monthly income preferred securities dividend                                     (2,389)                (2,419)
                                                                          --------------         --------------

     Net income                                                        $         77,328      $          76,274
                                                                          ==============         ==============


     Net income per share                                              $           1.11      $            1.06
                                                                          ==============         ==============


          See accompanying Notes to Consolidated Financial Statements.

                              TORCHMARK CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOW
                             (Amounts in thousands)

                                                                                                Three Months Ended
                                                                                                      March 31,
                                                                                       -----------------------------------
                                                                                              1997                1996
                                                                                       ---------------      --------------
Cash provided from operations                                                                $129,692            $125,866


Cash provided from (used for) investment activities: Investments sold or matured:
    Fixed maturities available for sale - sold                                                238,219              37,398
    Fixed maturities available for sale - matured, called, and repaid                         100,604              86,861
    Other long-term investments                                                                12,471               6,296
                                                                                       ---------------      --------------

      Total investments sold or matured                                                       351,294             130,555

  Investments acquired:
    Fixed maturities                                                                         (401,871)           (168,310)
    Other long-term investments                                                               (27,235)            (14,825)
                                                                                       ---------------      --------------

      Total investments acquired                                                             (429,106)           (183,135)

  Net decrease (increase) in short-term investments                                          (141,126)            (33,182)
  Proceeds from sale of discontinued energy operations                                         25,502                   0
  Dividend from discontinued affiliate                                                              0              35,625
  Disposition of properties                                                                       250                  27
  Additions to properties                                                                      (1,029)             (1,250)
                                                                                       ---------------      --------------

Cash used for investment activities                                                          (194,215)            (51,360)

Cash provided from (used for) financing activities:
  Issuance of common stock                                                                      9,438               2,192
  Additions to debt                                                                            46,591                   0
  Repayments of debt                                                                              (65)            (86,477)
  Cash dividends paid to shareholders                                                         (22,404)            (20,785)
  Net receipts from deposit product operations                                                 16,914              23,988
                                                                                       ---------------      --------------

Cash used for financing activities                                                             50,474             (81,082)

Net increase (decrease) in cash                                                               (14,049)             (6,576)
Cash at beginning of year                                                                      18,272              13,158
                                                                                       ---------------      --------------

Cash at end of period                                                                          $4,223              $6,582
                                                                                       ===============      ==============

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at March 31, 1997, and the consolidated results of operations for the periods ended March 31, 1997, and 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               Operating Results

     For the first quarter of 1997, Torchmark Corporation's ("Torchmark's") net income was $77 million, compared with $76 million for the same period of 1996. On a per-share basis, net income was $1.11 in 1997, gaining 5% over 1996 net
income of $1.06.   During the first quarter of 1997, a net realized investment loss of $11 million was taken to offset tax return gains, as compared with a net realized gain of $5 million for the first quarter of 1996. After exclusion of realized investment gains or losses and the related adjustment to deferred acquisition costs, net of taxes, earnings per share were $1.21 in the 1997 period, compared with $1.03 in the same period of 1996, an increase of 17%. Average shares outstanding declined 3% to 69.8 million in the 1997 period, as a result of Torchmark's share purchases made in the latter half of 1996.

     Revenues rose 1% to $557 million in the 1997 quarter. Excluding realized investment gains and losses, the revenue increase was 4% over the 1996 period. Total premium increased 3% to $416 million. Life premium grew 6% to $222 million for the three months of 1997, while health premium was flat at $188 million. Life premium comprised 53% of total premium in the 1997 period, compared with 52% in the 1996 period and 37% in 1992. The growth in life premium relative to health premium underscores Torchmark's increased emphasis on life products. Financial services revenues gained 9% to $48 million, while net investment income rose 4% to $104 million.

     Litigation expense at Torchmark's Alabama-based insurer, Liberty National Life Insurance Company, declined $4 million in a quarter-over-quarter comparison, contributing to a decline in Torchmark's operating expense. Operating expense declined 5% to $42 million for the 1997 three months. As a percentage of revenue, operating expenses fell from 8.0% in the 1996 period to 7.5%. Interest expense declined $2 million or 9% because of lower average short-term debt, resulting from debt paydowns since March, 1996. A discussion of Torchmark's operations follows under the appropriate captions.

     Life insurance. Life insurance premium rose 6% to $222 million in the first quarter of 1997, from $209 million in the same period a year ago. Annualized life premium in force grew 6% over the prior year and was $961 million at March 31, 1997, compared with $904 million a year earlier.
Annualized life insurance premium in force represented 56% of Torchmark's total annualized premium in force at March 31, 1997, compared with 54% the same date a
year earlier.    Life insurance sales, in terms of annualized premium issued, were $54 million in both the 1997 and 1996 first quarters. Benefits and acquisition expenses as a percentage of premium were stable in both periods at 82%.

     Health insurance.   Premium income for Torchmark's health insurance
products was level at $188 million for the 1997 first quarter. Annualized health insurance premium in force rose 1% to $763 million at March 31, 1997. This is Torchmark's first year-over-year increase in annualized health premium in force since 1993. Medicare Supplement annualized premium in force gained slightly to $532 million at March 31, 1997 compared with $531 million a year earlier. The improvement in Medicare Supplement in force premium resulted primarily from premium rate increases. Cancer annualized premium in force grew 11% to $127 million, also as a result of premium rate increases. Comparing the first three months of 1997 to the same period of 1996, sales of health insurance, as measured by annualized premium issued, were level at $25 million. Operating margins for health insurance remained steady compared to the year ago quarter.

     Annuities. Torchmark's annuities are sold on both a fixed and a variable basis. Fixed annuity collections were $20 million in the 1997 period, compared with $22 million collected in the 1996 period. Collections of variable annuities were $48 million in the 1997 quarter, declining slightly from variable collections of $49 million in 1996. Fixed annuities on deposit with Torchmark were $980 million at March 31, 1997, gaining 5% over the same date a year ago. The variable annuity balance on deposit rose 27% during the same period. This balance was $1.4 billion at March 31, 1997, compared with $1.1 billion a year ago. Growth in the variable account balance was a result of strong financial markets throughout 1996 and early 1997 as well as the additional collections. Policy charges for annuities for the 1997 three months were $5.7 million compared with $4.7 million for the 1996 period, an increase of 22%. Policy charges are assessed against the annuity account balance periodically for
insurance risk, sales, administration, and cash surrender.   The increase in
policy charges resulted primarily from the growth in variable annuities over the prior-year period.

     Investment.   Torchmark's investment income rose 4% in the first quarter of
1997 to $104 million from $99 million in the same quarter of 1996. Mean invested assets at amortized cost increased to $6.0 billion for the quarter, a 6%increase over the previous period.

     First quarter 1997 yields available for new investments were significantly
higher than yields in the 1996 first quarter.   During the 1997 quarter, fixed
maturity investments of $397 million were made at an average yield of 7.3% and had an estimated average life of 9.4 years, compared with $168 million made during the same quarter of 1996, with an average yield of 6.5% and an average maturity of 12.1 years. Sales of fixed maturities in 1997 accounted for the higher level of funds available for investment. Acquisitions continue to emphasize call protected, medium maturity obligations.

     Sales of municipal and corporate holdings in the amount of $238 million were completed in the 1997 quarter. These sales were made as a result of the declining attractiveness of tax-sheltered income, relative strength in the municipal market, and the desire to offset tax return realized capital gains with losses.

     Fixed maturity investments represented 87% of total invested assets at March 31,

1997. Although interest rates increased during the quarter, new investments were made slightly below the average portfolio yield. At quarter end, the fixed maturity portfolio had a 7.6 year average life and effective duration of 4.8 years, compared with 7.8 years and 4.9 years, respectively, for 1996 year end. Because of the increase in rates during 1997, the $5.3 billion portfolio had a $44 million, or 1%, unrealized loss at the end of the quarter.

     Financial services. Financial services revenues increased 9% to $48 million for the first quarter of 1997 over the prior period. Asset management fees, the largest component of financial services revenues, rose 11% to $27 million. These fees are based on the amount of assets under management. Average assets under management rose 4% in the 1997 quarter versus the same 1996 period. Assets under management were $18.8 billion at March 31, 1997, $18.9 billion at year-end 1996, and $19.1 billion at March 31, 1996. Growth in fee revenue was greater than the growth in average assets due to the loss of several large accounts in 1996 with lower than average fees. Commission revenues from investment product sales declined 3% to $17.7 million in the 1997 period from $18.2 million for the prior period. Investment product sales of $362 million in the 1997 period declined 11% compared with $405 million in the same period of 1996, which was the highest collection quarter on record. Sales of United Funds were down 3% to $262 million, while sales of Waddell & Reed Funds declined 40% to $47 million. Variable annuity sales fell 7% to $53 million. Commissions from the sale of insurance products were $3.4 million in the 1997 quarter, compared with $3.5 million in the 1996 quarter. Service fees increased 27% to $7.5 million. The sum of all financial services revenue components is greater than total financial services revenue because the portion of commission related to sales of the insurance and variable annuity products of United Investors Life Insurance Company is eliminated in consolidation. Direct expenses for financial services declined as a percentage of revenues from 27.7% in the 1996 quarter to 25.5% in the 1997 quarter because most of these expenses are fixed costs. The financial services pretax profit margin increased from 52% in the 1996 period to 54%.


                              Financial Condition

     Liquidity. Torchmark's liquidity is very strong, as evidenced by its positive cash flow, its marketable investments, and the availability of a line of credit facility. Torchmark's insurance and asset-management operations generate cash flows in excess of immediate requirements. Torchmark's net cash inflows from operations were $130 million in the first three months of 1997, compared with $126 million in the same period of 1996, resulting in a 3% increase. In addition to cash flows from operations, Torchmark received $101 million in investment maturities or repayments during 1997.

     At the end of March, 1997, Torchmark had $230 million in cash and short-term investments, more than double the $103 million at December 31, 1996. Cash and short-term investments represented 2.3% of total assets at March 31, 1997, compared with approximately 1% at year-end 1996. In addition, Torchmark's entire portfolio of fixed-income and equity securities, in the amount of $5.3 billion at market value on March 31, 1997, is available for sale should a need arise. The increase in short-term investments was caused by the previously-mentioned sales of fixed maturities at 1997 first quarter end to offset taxable realized gains. These funds were reinvested early in April, 1997.

     Torchmark has in place a line of credit facility, which is also designed as a backup credit line for a commercial paper program. This program provides credit up to a maximum amount of $600 million, and permits Torchmark to borrow from either the credit line or issue commercial paper at any time up to the combined facility maximum of $600 million. Terms of the facility permit borrowing up to the maximum amount at variable interest rates. Torchmark is subject to certain covenants regarding capitalization and earnings, with which Torchmark was in full compliance at March 31, 1997. At that date, Torchmark had commercial paper outstanding in the amount of $87 million and no borrowings on the line of credit. At December 31, 1996, $41 million in commercial paper was outstanding.

     Capital resources. Torchmark's debt outstanding at March 31, 1997 was $879 million, compared with $833 million at December 31, 1996 and $895 million at March 31, 1996. Debt as a percentage of total capitalization was 32% at March 31, 1997, counting the Monthly Income Preferred Securities as equity and excluding the effects on equity of an accounting rule requiring market revaluation of fixed securities and an adjustment to deferred acquisition costs based on changes in interest rates in the financial markets. The debt to capitalization ratio was also 32% at year-end 1996 and 34% at March 31, 1996.

     Torchmark's 8 5/8% Sinking Fund Debentures due 2017 are subject to a mandatory $8 million repayment during the twelve months ending March 31, 1998. In addition to this mandatory repayment, Torchmark may elect to repay an additional $12 million during this same period at par value. Torchmark currently intends to make both of these repayments, with accrued interest, on July 15, 1997.

     Shareholders' equity was $1.64 billion at March 31, 1996, compared with $1.63 billion at 1996 year end. Shareholders' equity was $1.55 billion one year ago. Book value per share was $23.40 at quarter end, compared with $23.38 at year-end 1996 and $21.55 a year earlier. Shareholders' equity is impacted by the previously-mentioned accounting rule that requires equity to be adjusted for the fluctuations in the market values of fixed investments and deferred acquisition costs based on changes in interest rates. After adjusting shareholders' equity to remove the effects of rate fluctuations on an after-tax basis, shareholders' equity was $1.66 billion at March 31, 1997, compared with $1.59 billion at 1996 year end and $1.52 billion a year ago. On a per share basis, book value was $23.76 at the end of the first quarter of 1997, compared with $22.84 at year-end 1996 and $21.15 at March 31, 1996. Growth in shareholders' equity over the prior year was attained despite share purchases during the second half of 1996 in the amount of $107 million. Annualized return on common equity, adjusted to exclude the effects of the accounting rule and realized investment gains and losses, was 20.7% for the 1997 three-month period, compared with 19.8% for the same period of 1996.

     Torchmark intends to effect a two-for-one stock split in the form of a stock dividend to be paid on August 1, 1997. This split is conditioned on shareholder approval of an increase in authorized common stock to a total of 320 million shares.



                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.


     Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's insurance subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in the state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. Some of such actions involving Liberty National Life Insurance Company ("Liberty") also name Torchmark as a defendant. As a practical matter, a jury's discretion regarding the amount of a punitive damage award is not limited by any clear, objective criteria under Alabama law. Accordingly, the likelihood or extent of a punitive damage verdict in any given case is virtually impossible to predict. As of March 31, 1996, Liberty was a party to approximately 290 active lawsuits (including 23 employment related cases and excluding interpleader and stayed cases), approximately 255 of which were Alabama proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

     As previously reported in a Form 8-K dated April 10, 1996, Torchmark's subsidiary Liberty is a party to Harris v. Liberty National Life Insurance
                                 -----------------------------------------
Company (CV-96-01836), a purported class action filed in the Circuit Court of
-------
Jefferson County, Alabama in March 1996. In this action, the plaintiffs allege that a class of persons were insured under Liberty cancer policies when Liberty knew that such persons were participants in Medicaid, Medicare and/or CHAMPUS and were not entitled to retain any benefits under these policies. No class has been certified in Harris. On March 21, 1997, a purported class action with
                  ------
substantially similar allegations was filed in the Circuit Court of St. Clair County, Alabama (Gentry v. Liberty National Life Insurance Company, CV-97-61 ).
                 -------------------------------------------------
A class certification hearing in Gentry has been set for May 21, 1997.
                                 ------

Item 6.  Exhibits and Reports on form 8-K.

     (a)  Exhibits.

          (11) Statement re computation of per share earnings.

     (b)  Reports on Form 8-K.

          A Form 8-K dated March 13, 1997 was filed to report the U.S. Supreme Court's dismissal of certiorari in Adams v. Robertson and Liberty National Life
                                   --------------------------------------------
Insurance Company.  No financial statements were required to be filed.
-----------------

                                  SIGNATURES



     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              TORCHMARK CORPORATION



Date:  May 9, 1997             /s/ Keith A. Tucker
                              ----------------------------------
                              Keith A. Tucker, Vice Chairman

Date:  May 9, 1997             /s/ Gary L. Coleman
                              ----------------------------------
                              Gary L. Coleman, Vice President and
                              Chief Accounting Officer