Form 10-Q
period 1997-06-30
TORCHMARK CORP
filed 1997-08-14
CIK 320335

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  June 30, 1997                  Commission File Number 1-8052

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.            Yes  X   No
                                                  ---     ---

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

   CLASS                          OUTSTANDING AT JULY 31, 1997
Common Stock,                               69,204,405
$1.00 Par Value

                          Index of Exhibits (Page 12)
                    Total number of pages included are 13.

                             TORCHMARK CORPORATION

                                     INDEX

                                                                   Page

     PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements:

                     Consolidated Balance Sheet                      1
                     Consolidated Statement of Operations            2
                     Consolidated Statement of Cash Flow             3
                     Notes to Consolidated Financial Statements      4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                 5


     PART II.  OTHER INFORMATION

         Item 1. Legal Proceedings                                  10

         Item 4. Submission of Matters to a Vote of Security
                 Holders                                            11

         Item 6. Exhibits and Reports on Form 8-K                   12

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             TORCHMARK CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (AMOUNTS IN THOUSANDS)

                                                     June 30,      December 31,
                                                      1997            1996
                                                   -----------     ------------
ASSETS:

Investments:
  Fixed maturities, available for sale, at fair
    value (amortized cost; 1997 - $5,419,871;
    1996 - $5,265,499)                             $ 5,489,254      $5,328,276
  Equity securities, at fair value
    (cost: 1997 - $3,284; 1996 - $3,799)                 9,916           8,858
  Mortgage loans, at cost (estimated fair value;
    1997 - $74,528; 1996 - $61,970)                     78,322          64,353
  Investment real estate, at depreciated cost          159,547         150,490
  Policy loans                                         213,551         206,959
  Other long-term investments (at fair value)           76,436          95,485
  Short-term investments                               161,949          85,099
                                                   -----------      ----------
    Total investments                                6,188,975       5,939,520

Cash                                                     6,337          18,272
Investment in unconsolidated subsidiaries               95,351          88,051
Accrued investment income                               94,657          91,837
Other receivables                                      127,854         112,291
Deferred acquisition costs                           1,315,152       1,253,727
Value of insurance purchased                           229,616         244,368
Property and equipment                                  48,373          50,323
Goodwill                                               533,052         540,540
Other assets                                            32,972          41,846
Separate account assets                              1,709,395       1,420,025
                                                   -----------      ----------
    Total assets                                   $10,381,734      $9,800,800
                                                   ===========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Future policy benefits                             $ 4,917,290      $4,797,738
Unearned and advance premiums                           85,499          83,670
Policy claims and other benefits payable               211,714         220,121
Other policyholders' funds                              81,395          80,812
                                                   -----------      ----------
    Total policy liabilities                         5,295,898       5,182,341

Accrued income taxes                                   374,687         340,287
Short-term debt                                         79,145          40,910
Long-term debt (estimated fair value:
  1997 - $812,760; 1996 - $814,082)                    792,195         791,880
Other liabilities                                      227,548         202,869
Separate account liabilities                         1,709,395       1,420,025
                                                   -----------      ----------
    Total liabilities                                8,478,868       7,978,312

Monthly income preferred securities (estimated
  fair value: 1997 - $208,000; 1996 - $210,000)        193,173         193,145

Shareholders' equity:

Preferred stock                                              0               0
Common stock                                            73,784          73,784
Additional paid-in capital                             145,699         141,701
Unrealized investment gains, net of tax                 53,288          46,581
Retained earnings                                    1,655,404       1,549,391
Treasury stock, at cost                               (218,482)       (182,114)
                                                   -----------      ----------
    Total shareholders' equity                       1,709,693       1,629,343
                                                   -----------      ----------
    Total liabilities and shareholders' equity     $10,381,734      $9,800,800
                                                   ===========      ==========

         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
              (Unaudited and in thousands except per share data)


                                                 Three Months Ended     Six Months Ended
                                                       June 30,              June 30,
                                                 --------- ---------   --------------------
                                                   1997      1996        1997      1996
                                                 --------- ---------   --------  ----------
Revenue:
  Life premium                                   $228,210  $214,571    $450,570  $423,878
  Health premium                                  184,689   183,366     372,289   371,534
  Other premium                                     6,988     5,597      12,718    10,310
                                                 --------- ---------   --------- ---------

     Total premium                                419,887   403,534     835,577   805,722

  Financial services revenue                       49,915    47,157      98,278    91,494
  Net investment income                           106,895   100,700     210,529   200,117
  Realized investment gains (losses)              (22,948)      379     (33,779)    5,092
  Other income                                        448       213         662       381
                                                 --------- ---------   --------- ---------

     Total revenue                                554,197   551,983    1,111,267 1,102,806

Benefits and expenses:
  Life policyholder benefits                      149,739   141,061     294,687   277,467
  Health policyholder benefits                    116,129   112,464     230,830   227,985
  Other policyholder benefits                      13,929    12,446      27,361    24,821
                                                 --------- ---------   --------- ---------

     Total policyholder benefits                  279,797   265,971     552,878   530,273

  Amortization of deferred acquisition costs       55,128    54,277     111,651   109,734
  Commissions and premium taxes                    34,533    35,522      70,515    71,534
  Financial services selling expense               12,157    12,960      24,484    25,246
  Other operating expense                          36,268    38,122      74,116    78,204
  Amortization of goodwill                          3,744     3,744       7,488     7,488
  Interest expense                                 18,285    18,187      36,159    37,831
                                                 --------- ---------   --------- ---------

     Total benefits and expenses                  439,912   428,783     877,291   860,310

Income before income taxes and
   equity in earnings of unconsolidated affiliate 114,285   123,200     233,976   242,496

Income taxes                                      (41,423)  (45,431)    (84,879)  (89,074)
Equity in earnings of unconsolidated subsidiaries   4,202     3,660       7,684     6,700
Monthly income preferred securities dividend       (2,474)   (2,390)     (4,863)   (4,809)
                                                 --------- ---------   --------- ---------

     Net income                                   $74,590   $79,039    $151,918  $155,313
                                                 ========= =========   ========= =========

     Net income per share                           $1.08     $1.10       $2.18     $2.17
                                                 ========= =========   ========= =========

See accompanying Notes to Consolidated Financial Statements.

                       TORCHMARK CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOW
                      (Amounts in thousands)

                                                                      Six Months Ended
                                                                          June 30,
                                                                   -----------------------
                                                                      1997         1996
                                                                   -----------   ---------
Cash provided from operations                                        $240,968    $183,819

Cash provided from (used for) investment activities:
  Investments sold or matured:
    Fixed maturities available for sale - sold                        625,008      70,688
    Fixed maturities available for sale - matured, called,
      and repaid                                                      211,974     189,644
    Other long-term investments                                        61,945      17,374
                                                                   -----------   ---------
      Total investments sold or matured                               898,927     277,706

  Investments acquired:
    Fixed maturities                                               (1,018,408)   (364,052)
    Other long-term investments                                       (67,775)    (27,988)
                                                                   -----------   ---------

      Total investments acquired                                   (1,086,183)   (392,040)

  Net decrease (increase) in short-term investments                   (76,850)      1,378
  Proceeds from sale of discontinued energy operations                 30,832           0
  Payments related to sale of discontinued energy operations          (14,428)          0
  Dividend from discontinued affiliate                                      0      35,625
  Disposition of properties                                               482          80
  Additions to properties                                              (3,823)     (2,556)
                                                                   -----------   ---------

Cash used for investment activities                                  (251,043)    (79,807)


Cash provided from (used for) financing activities:
  Issuance of common stock                                             12,700       2,326
  Additions to debt                                                    38,725           0
  Repayments of debt                                                        0    (115,817)
  Acquisition of treasury stock                                       (54,462)          0
  Cash dividends paid to shareholders                                 (42,702)    (41,592)
  Net receipts from deposit product operations                         43,879      44,659
                                                                   -----------   ---------

Cash used for financing activities                                     (1,860)   (110,424)

Net increase (decrease) in cash                                       (11,935)     (6,412)
Cash at beginning of year                                              18,272      13,158
                                                                   -----------   ---------

Cash at end of period                                                  $6,337      $6,746
                                                                    ==========    ========

   See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Accounting Policies

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at June 30, 1997, and the consolidated results of operations for the periods ended June 30, 1997, and 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               Operating Results

Torchmark's net operating income from continuing operations (net income excluding realized investment gains and losses and the associated adjustment to deferred acquisition costs, net of tax) was $2.50 per share ($174 million) for the first six months of 1997, compared with $2.12 per share ($152 million) for the same period of 1996, an increase of 18%. Net income was $152 million in the 1997 period, compared with $155 million in the same period for 1996. The decrease in net income was caused by an after-tax realized investment loss of $22 million in the 1997 period, compared with a gain of $3 million in 1996. The 1997 realized investment losses resulted primarily from the intentional sale of fixed-maturity investments, and were taken to offset current and prior year taxable gains.

Operating revenues (revenues excluding realized investment gains and losses) rose 4% to $1.15 billion in the first six months of 1997. Total premium increased 4% to $836 million. Life premium grew 6% to $451 million for the six months of 1997, while health premium was flat at $372 million. Life premium comprised 54% of total premium in the 1997 period, compared with 53% in the 1996 period and 37% five years ago. The growth in life premium relative to health premium underscores Torchmark's increased emphasis on life products. Financial services revenues gained 7% to $98 million, while net investment income rose 5% to $211 million.

Operating expense declined 5% to $74 million for the 1997 six months from $78 million. As a percentage of operating revenue, operating expenses fell from 7.1% in the 1996 period to 6.5%. The major contributing factor to the decline in these expenses was the $4 million decline in litigation expense, compared with the prior-year period, at Torchmark's Alabama-based insurer, Liberty National Life Insurance Company. Interest expense declined $2 million, or 4%,
because of  lower average debt outstanding.   A discussion of Torchmark's
operations follows under the appropriate captions.

Life insurance. Life insurance premium income rose 6% to $451 million through the June period of 1997, from $424 million in the same six-month period a year ago. Annualized life premium in force increased 7% over the prior year and was $985 million at June 30, 1997, compared with $922 million a year earlier. Annualized life insurance premium in force represented 56% of Torchmark's total annualized premium in force at June 30, 1997, compared with 55% the same date a
year earlier.    Life insurance sales, in terms of annualized premium issued, were $117 million in the 1997 six months, rising 6% over 1996 sales of $110 million. Benefits and acquisition expenses as a percentage of premium were stable in both periods at 82%.

Health insurance.   Torchmark's health insurance premium  was level at $372
million for the 1997 six months.  Annualized health insurance premium in force
rose 1% to $759 million at June 30, 1997.    Medicare Supplement annualized
premium in force rose slightly to $533 million at June 30, 1997, compared with $530 million a year earlier. The improvement in Medicare Supplement in force premium resulted primarily from premium rate increases. Cancer annualized premium in force grew 6% to $128 million, also as a result of premium rate increases. Sales of health insurance, as measured by annualized premium issued, grew 9% to $53 million. Operating margins for health insurance remained steady in 1997 at 30%.

Annuities.  Torchmark  sells both fixed and variable annuities.   Fixed annuity
collections were $48 million in the 1997 six months,  compared with  $42
million collected in the 1996 period, an increase of 14%.   Collections of
variable annuities were $105 million in the 1997 period, declining 12% from variable collections of $119 million in 1996. Fixed annuities on deposit with Torchmark were $995 million at June 30, 1997, gaining 5% over the same date a
year ago.    The variable annuity balance on deposit rose 39%  during the past
twelve months, boosted in part by the strength in financial markets.   This
balance was $1.7 billion at June 30, 1997, compared with $1.2 billion a year
ago.    Policy charges for annuities for the 1997 six  months  were $12.7 million, compared with $10.3 million for the 1996 period, an increase of 23%. Policy charges are assessed against the annuity account balance periodically for
insurance risk, sales, administration, and cash surrender.   The increase in
policy charges resulted primarily from the growth in variable annuities over the prior-year period.

Investment.   Torchmark's investment income rose 5% in the first six months of
1997 to $211 million, the result of a 7% increase in mean invested assets for the 1997 period versus the 1996 period. Invested assets at amortized cost increased to $6.1 billion at June 30, 1997, compared with $5.7 billion at June 30, 1996.

Acquisitions continue to emphasize call-protected, medium-maturity corporate obligations and commercial mortgage-backed securities. Acquisitions made during the first six months of 1997 totaled $1.0 billion and had a yield of 7.34%, compared with acquisitions of $364 million made at a yield of 7.04% for the 1996 comparable period. The increase in 1997 acquisitions over the 1996 level resulted in large part from the reinvestment of proceeds from planned sales of fixed income securities, which were completed in order to partially offset current and prior-year taxable realized gains. Realized losses of $27 million were generated in this program.

Fixed maturity investments represented 89% of total invested assets at June 30, 1997. The portfolio had a yield of 7.46%, compared with a 7.59% yield at June 30, 1996. Because of the decrease in interest rates during the period, the fixed-income portfolio had an unrealized gain of $69 million, compared with an unrealized gain of $63 million at year-end 1996 and a $20 million unrealized loss at June 30, 1996.

Financial services.  Financial services revenues for the first six months of
1997 increased 7% to $98 million over the prior period.   Asset management fees,
the largest component of financial services revenues, rose 11% to $56 million. These fees are based on the amount of assets under management. Average assets under management rose 4% in the 1997 period versus the 1996 six months. Assets under management were $21.1 billion at June 30, 1997, $18.9 billion at year-end 1996, and $18.9 billion at June 30, 1996. Mutual fund assets under management were $19.4 billion at June 30, 1997, compared with $17.2 billion at 1996 year end and $16.1 billion a year ago. Growth in fee revenue was greater than the growth in average assets due to the loss of several large accounts in 1996 with lower than average fees.

Commission revenues from investment product sales declined 4% to $36 million in the 1997 period from $37 million for the prior six months. Investment product sales of $724 million in the 1997 period declined 10% compared with $805 million in the same period of 1996. However, sales for the 1997 six months were 5% greater than investment product sales for the last six months of 1996. Commission revenues also gained 5% compared with the last six months of 1996. Commissions from the sale of insurance products were $6.7 million in the 1997 six months, compared with $7.0 million in the 1996 period. Service fees increased 16% to $15 million. The sum of all financial services revenue components is greater than total financial services revenue because the portion of commission related to the sale of insurance and variable annuity products of
United Investors Life Insurance Company is eliminated in consolidation.   Direct
expenses for financial services declined as a percentage of revenues from 28% in the 1996 period to 25% in the 1997 period because most of these expenses are
fixed costs.    Administrative expense as a percentage of revenue also declined
1%. The financial services pretax profit margin increased from 51% in the 1996 period to 55%.


                              Financial Condition

Liquidity. Positive cash flow, marketable investments, and the availability of a line of credit facility provide Torchmark with strong liquidity and financial
flexibility.  Torchmark's insurance and asset-management   operations  typically
generate cash flows in excess of immediate requirements. Torchmark's net cash inflows from operations were $241 million in the first six months of 1997, compared with $184 million in the same period of 1996, a 31% increase. In addition to cash flows from operations, Torchmark received $212 million in investment maturities or repayments during 1997.

Torchmark's cash and short-term investments were $168 million at the end of June, 1997, rising 63% over the $103 million of these assets at December 31, 1996. Cash and short-term investments represented 1.6% of total assets at June
30, 1997.      In addition, Torchmark's entire portfolio of fixed-income and equity securities, in the amount of $5.5 billion at market value on June 30,

1997, is available for sale should a need arise. The $65 million increase in cash and short-term investments was caused by the temporary build-up of cash flow pending permanent investment. The additional cash flow resulted from the tax-related investment sales.

Torchmark has in place a line of credit facility, which is also designed as a backup credit line for a commercial paper program. This program provides credit up to a maximum amount of $600 million, and permits Torchmark to borrow from either the credit line or issue commercial paper at any time up to the combined facility maximum of $600 million. Terms of the facility permit borrowing up to the maximum amount at variable interest rates. Torchmark is subject to certain covenants regarding capitalization and earnings, with which Torchmark was in full compliance at June 30, 1997. At that date, Torchmark had commercial paper outstanding in the amount of $79 million and no borrowings on the line of credit. At December 31, 1996, $41 million in commercial paper was outstanding.

Capital resources. At June 30, 1997, Torchmark's debt outstanding was $871 million, compared with $833 million at December 31, 1996 and $866 million at June 30, 1996. Debt as a percentage of total capitalization was 32% at June 30, 1997, counting the Monthly Income Preferred Securities as equity and excluding the effects on equity of an accounting rule requiring market revaluation of fixed securities and an adjustment to deferred acquisition costs based on changes in interest rates in the financial markets. The debt to capitalization ratio was also 32% at year-end 1996 and 33% at June 30, 1996.

Torchmark's 8 5/8% Sinking Fund Debentures due 2017 are subject to a mandatory $8 million repayment during the twelve months ending March 31, 1998. In addition to this mandatory repayment, Torchmark may elect to repay an additional $12 million during this same period at par value. Torchmark made both of these repayments in the principal amount of $20 million, with accrued interest, on July 15, 1997.

Shareholders' equity was $1.71 billion at June 30, 1997, compared with $1.63 billion at 1996 year end. Shareholders' equity was $1.56 billion one year ago. Book value per share was $24.72 at quarter end, compared with $23.38 at year-end 1996 and $21.78 a year earlier. Shareholders' equity is impacted by the previously mentioned accounting rule that requires equity to be adjusted for the fluctuations in the market values of fixed investments and deferred acquisition costs based on changes in interest rates. After adjusting shareholders' equity to remove the effects of interest-rate fluctuations on an after-tax basis, shareholders' equity was $1.67 billion at June 30, 1997, compared with $1.59 billion at 1996 year end and $1.57 billion a year ago. On a per share basis, book value was $24.12 at the end of June, 1997, compared with $22.84 at year-end 1996 and $21.92 at June 30, 1996. Growth in shareholders' equity over the prior year was attained despite share purchases during the second half of 1996 in the amount of $107 million, and $54 million in 1997 (all in the second quarter of 1997). During the second quarter of 1997, 947 thousand shares were acquired. Annualized return on common equity, adjusted to exclude the effects of the accounting rule and realized investment gains and losses, was 20.9% for the 1997 six-month period, compared with 20.1% for the same period of 1996.

On June 23, 1997, Torchmark shareholders approved an increase in the number of Torchmark authorized shares to 320 million. Accordingly, Torchmark paid a two-for-one stock split in the form of a stock dividend on August 1, 1997. As a result of this split, Torchmark's per share earnings and book value will be
restated in future periods.   Had the split been in effect at June 30, 1997, net
operating income per share would have been $1.25 in the 1997 six months, compared with $1.06 for the year earlier period. Book value per share would have been $12.36 at June 30, 1997 ($12.06 excluding the effect of interest-rate fluctuations), compared with $11.69 and $11.42, respectively, at December 31, 1996.

                          Part II. Other Information

Item 1.  Legal Proceedings.

Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's insurance subsidiaries, employment discrimination and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in the state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. Accordingly, the likelihood or extent of a punitive damage verdict in any given case is virtually impossible to predict. As of June 30, 1997, Liberty National Life Insurance Company ("Liberty") was a party to approximately 204 active lawsuits (including 25 employment cases and excluding interpleader and stayed cases), approximately 188 of which were Alabama proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis. Some of such actions involving Liberty also name Torchmark as a defendant.

It has been previously reported that Liberty is a party to individual lawsuits and a purported class action (Carlton v. Liberty National Life Insurance Company, Case No. CV-96-22) in the Circuit Court of Chambers County, Alabama, in which allegations are made that an interest sensitive life insurance policy would become paid-up or self-sustaining after a specified number of years. Of the individual interest-sensitive cases, 53 actions were filed in Chambers County, Alabama by a single attorney. The Carlton case was settled on an individual basis by the parties on August 7, 1997. No class was ever certified in Carlton. Additionally, the 53 individual interest-sensitive cases in Chambers County have been settled in the third quarter, 1997 or are currently in the process of being settled.

Liberty has previously reported that it is a party to Harris v. Liberty
National Life Insurance Company (CV-96-01836), a purported class action filed in the Circuit Court of Jefferson County, Alabama in March, 1996. In Harris, the plaintiffs allege that a class of persons were insured under Liberty cancer policies when Liberty knew that such persons were not entitled to retain any benefits under these policies. On March 21, 1997, a purported class action with substantially similar allegations was filed in the Circuit Court of St. Clair County, Alabama (Gentry v. Liberty National Life Insurance Company, CV-97-61). The St. Clair County Circuit Court entered an order conditionally certifying a class in Gentry on May 27, 1997. The Harris case has been stayed by the

Jefferson County Circuit Court pending resolution of the Gentry proceedings. No class has been certified in Harris.

Item 4.  Submission of Matters to a Vote of Security Holders.

(1)  April 24, 1997 Annual Meeting of Shareholders

Messrs. David L. Boren, Louis T. Hagopian and Harold T. McCormick were elected at the Annual Meeting of Shareholders to terms expiring in 2000. Messrs. Joseph
M. Farley, C. B. Hudson, Joseph L. Lanier, Jr., George J. Records, R. K. Richey and Keith A. Tucker continued as directors in their current terms after the meeting.

Proposal 1.  Election of Directors.

                               For      Withheld
     David L. Boren         56,629,888   461,874
     Louis T. Hagopian      56,594,198   497,564
     Harold T. McCormick    56,611,396   480,366

Proposal 2.  Amendment to and Restatement of 1987 Torchmark Stock Incentive Plan
- This proposal involved increasing the number of shares available for awards under the existing plan by one million shares and providing that the Board, in its discretion, could award non-employee directors non-formula based stock options.

     For           Against       Abstain
     37,838,653    18,671,418    581,691

Proposal 3. Approval of Torchmark Corporation 1996 Non-Employee Director Stock Option Plan and Torchmark Corporation 1996 Executive Deferred Compensation Stock Option Plan - These are new plans which allow non-employee directors and certain executives designated by the Compensation Committee to elect to defer all or certain portions of their annual compensation into an interest account in these plans and to subsequently within a limited time period, convert their interest accounts to stock options.

     For           Against      Abstain
     49,157,534    7,270,752    663,476

Proposal 4. Ratification of Torchmark Political Contributions Program - This program allows up to .05% of the Company's pre-tax earnings per year (not to exceed $250,000) to be set aside for disbursement over a two year election cycle in full accordance with all election laws by management in order to support candidates and political parties working for the preservation of the insurance and mutual fund industries.

     For           Against      Abstain
     51,422,278    4,858,376    811,108


Proposal 5.  Appointment of KPMG Peat Marwick LLP as auditors for 1997.

     For           Against      Abstain
     56,887,881    85,621       118,260

No broker non-votes on any of the foregoing proposals. Total shares voted 57,091,762 (Quorum 81.755%).

(1) June 23, 1997 Special Meeting of Shareholders

The shareholders voted to amend Torchmark's Restated Certificate of Incorporation to increase the authorized capital of the Company to $325 million and the authorized common stock of the Company to 320 million shares, $1.00 per value per share.

     For           Against      Abstain
     51,614,311    233,082      124,613

No broker non-votes on this proposal. Total shares voted 51,972,006 (Quorum 74.96%).

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.
     (11) Statement re computation of per share earnings.
(b)  Reports on Form 8-K.
     A Form 8-K dated April 15, 1997 was filed to report the granting of a new trial in McQuiston v. Liberty National Life Insurance Company. No financial statements were required to be filed.

     A Form 8-K dated May 15, 1997 was filed to set out Torchmark's cautionary statement regarding forward-looking statements as permitted by the Private Securities Litigation Reform Act of 1995. No financial statements were required to be filed.

                                  SIGNATURES

        Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        TORCHMARK CORPORATION

Date: August 12, 1997                   /s/ Keith A. Tucker
                                        -----------------------------------
                                        Keith A. Tucker, Vice Chairman

Date: August 12, 1997                   /s/ Gary L. Coleman
                                        -----------------------------------
                                        Gary L. Coleman, Vice President and
                                        Chief Accounting Officer