Form 10-Q
period 1997-09-30
TORCHMARK CORP
filed 1997-11-13
CIK 320335

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended September 30, 1997            Commission File Number 1-8052


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
Yes  X   No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

    CLASS                                   OUTSTANDING AT OCTOBER 31, 1997
  Common Stock,                                    140,028,540
  $1.00 Par Value
                          Index of Exhibits (Page 11)
                    Total number of pages included are 12.

     TORCHMARK CORPORATION
     INDEX

                                                                     Page

     PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                       Consolidated Balance Sheet                      1
                       Consolidated Statement of Operations            2
                       Consolidated Statement of Cash Flow             3
                       Notes to Consolidated Financial Statements      4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  5


     PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                   10

         Item 6.  Exhibits and Reports on Form 8-K                    11

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             TORCHMARK CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Amounts in thousands)

                                                          September 30,      December 31,
                                                               1997              1996
                                                          -------------      ------------
ASSETS:
Investments:
  Fixed maturities, available for sale, at fair value
    (amortized cost:  1997 - $5,494,994;
    1996 - $5,265,499)                                    $ 5,652,462          $5,328,276
  Equity securities, at fair value
    (cost:  1997 - $3,284; 1996 - $3,799)                      11,246               8,858
  Mortgage loans, at cost (estimated fair value:
    1997 - $75,774; 1996 - $61,970)                            77,151              64,353
  Investment real estate, at depreciated cost                 163,532             150,490
  Policy loans                                                217,364             206,959
  Other long-term investments (at fair value)                  75,695              95,485
  Short-term investments                                      137,405              85,099
                                                          -----------          ----------
   Total investments                                        6,334,855           5,939,520

Cash                                                           14,941              18,272
Investment in unconsolidated subsidiaries                      99,654              88,051
Accrued investment income                                      97,666              91,837
Other receivables                                             132,811             112,291
Deferred acquisition costs                                  1,339,532           1,253,727
Value of insurance purchased                                  222,187             244,368
Property and equipment                                         48,605              50,323
Goodwill                                                      529,308             540,540
Other assets                                                   33,594              41,846
Separate account assets                                     1,831,518           1,420,025
                                                          -----------          ----------
   Total assets                                           $10,684,671          $9,800,800
                                                          ===========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Future policy benefits                                    $ 4,971,122          $4,797,738
Unearned and advance premiums                                  83,954              83,670
Policy claims and other benefits payable                      220,268             220,121
Other policyholders' funds                                     81,929              80,812
                                                          -----------          ----------
  Total policy liabilities                                  5,357,273           5,182,341

Accrued income taxes                                          368,068             340,287
Short-term debt                                                79,474              40,910
Long-term debt (estimated fair value:
  1997 - $810,778; 1996 - $814,082)                           772,358             791,880
Other liabilities                                             251,029             202,869
Separate account liabilities                                1,831,518           1,420,025
                                                          -----------          ----------
   Total liabilities                                        8,659,720           7,978,312

Monthly income preferred securities (estimated
  fair value: 1997 - $210,000; 1996 - $210,000)               193,186             193,145

Shareholders' equity:

Preferred stock                                                     -                   -
Common stock                                                  143,220              73,784
Additional paid-in capital                                    185,162             141,701
Unrealized investment gains, net of tax                       107,245              46,581
Retained earnings                                           1,520,294           1,549,391
Treasury stock, at cost                                      (124,156)           (182,114)
                                                          -----------          ----------
   Total shareholders' equity                               1,831,765           1,629,343
                                                          -----------          ----------
   Total liabilities and shareholders' equity             $10,684,671          $9,800,800
                                                          ===========          ==========

         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
              (Unaudited and in thousands except per share data)

                                                         Three Months Ended             Nine Months Ended
                                                            September 30,                  September 30,
                                                       -----------------------       -------------------------
                                                         1997           1996            1997           1996
                                                       --------       --------       ----------     ----------
Revenue:
  Life premium                                         $229,677       $215,642       $  680,247     $  639,520
  Health premium                                        182,995        181,400          555,284        552,934
  Other premium                                           7,555          5,543           20,273         15,853
                                                       --------       --------       ----------     ----------
     Total premium                                      420,227        402,585        1,255,804      1,208,307

  Financial services revenue                             53,482         45,529          151,760        137,023
  Net investment income                                 110,615        101,577          321,144        301,694
  Realized investment gains (losses)                       (390)           498          (34,169)         5,590
  Other income                                              130            409              792            790
                                                       --------       --------       ----------     ----------
     Total revenue                                      584,064        550,598        1,695,331      1,653,404

Benefits and expenses:
  Life policyholder benefits                            148,820        139,933          443,507        417,400
  Health policyholder benefits                          117,173        110,527          348,003        338,512
  Other policyholder benefits                            13,318         13,152           40,679         37,973
                                                       --------       --------       ----------     ----------
     Total policyholder benefits                        279,311        263,612          832,189        793,885

  Amortization of deferred acquisition costs             56,736         54,788          168,387        164,522
  Commissions and premium taxes                          34,321         34,900          104,836        106,434
  Financial services selling expense                     14,218         12,215           38,702         37,461
  Other operating expense                                36,324         38,589          110,440        116,793
  Amortization of goodwill                                3,744          3,744           11,232         11,232
  Interest expense                                       17,385         17,655           53,544         55,486
                                                       --------       --------       ----------     ----------
     Total benefits and expenses                        442,039        425,503        1,319,330      1,285,813

Income before income taxes and
  equity in earnings of unconsolidated affiliates       142,025        125,095          376,001        367,591

Income taxes                                            (51,058)       (46,201)        (135,937)      (135,275)
Equity in earnings of unconsolidated subsidiaries         4,496          4,360           12,180         11,060
Monthly income preferred securities dividend             (2,489)        (2,424)          (7,352)        (7,233)
                                                       --------       --------       ----------     ----------
Net income from continuing operations                    92,974         80,830          244,892        236,143

Discontinued operations of energy segment (after tax)         -         (7,137)               -         (7,137)
                                                       --------       --------       ----------     ----------
     Net income                                        $ 92,974       $ 73,693       $  244,892     $  229,006
                                                       ========       ========       ==========     ==========

     Net income per share                              $   0.67       $   0.52       $     1.76     $     1.60
                                                       ========       ========       ==========     ==========

         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOW
                            (Amounts in thousands)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                            --------------------------
                                                                               1997            1996
                                                                            -----------      ---------
Cash provided from operations                                               $   368,920      $ 324,658

Cash provided from (used for) investment activities:
  Investments sold or matured:
    Fixed maturities available for sale - sold                                  689,602        344,627
    Fixed maturities available for sale - matured, called, and repaid           330,856        269,832
    Other long-term investments                                                  76,216         28,324
                                                                            -----------      ---------

      Total investments sold or matured                                       1,096,674        642,783

  Investments acquired:
    Fixed maturities                                                         (1,275,943)      (730,667)
    Other long-term investments                                                 (83,576)       (46,731)
                                                                            -----------      ---------

      Total investments acquired                                             (1,359,519)      (777,398)

  Net decrease (increase) in short-term investments                             (52,336)       (42,213)
  Proceeds from sale of discontinued energy operations                           27,057         15,500
  Payments related to sale of discontinued energy operations                    (15,021)             0
  Dividend from discontinued affiliate                                                0         35,625
  Disposition of properties                                                         775            498
  Additions to properties                                                        (6,340)       (13,089)
                                                                            -----------      ---------

Cash used for investment activities                                            (308,710)      (138,294)

Cash provided from (used for) financing activities:
  Issuance of common stock                                                       92,590          4,106
  Additions to debt                                                              38,696              0
  Repayments of debt                                                            (20,132)      (139,035)
  Acquisition of treasury stock                                                (178,618)       (49,009)
  Cash dividends paid to shareholders                                           (59,992)       (62,400)
  Net receipts from deposit product operations                                   63,915         71,728
                                                                            -----------      ---------

Cash used for financing activities                                              (63,541)      (174,610)

Net increase (decrease) in cash                                                  (3,331)        11,754
Cash at beginning of year                                                        18,272         13,158
                                                                            -----------      ---------

Cash at end of period                                                       $    14,941      $  24,912
                                                                            ===========      =========

    See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at September 30, 1997, and the consolidated results of operations for the periods ended September 30, 1997, and 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               Operating Results

        Torchmark's net operating income from continuing operations (net income excluding realized investment gains and losses and the associated adjustment to deferred acquisition costs, net of tax) was $1.92 per share or $267 million for the first nine months of 1997, compared with $1.63 per share or $233 million for the same period of 1996, an increase in per share operating earnings for 1997 of 18%. Per share amounts for prior periods have been restated to reflect Torchmark's 100% stock dividend paid in the third quarter of 1997, which
doubled the number of shares outstanding.    Net income was $245 million in the
1997 period, compared with $229 million in the same period for 1996. Net income was affected by an after-tax realized investment loss of $22 million in the 1997 period, compared with a gain of $3 million in 1996. The 1997 realized investment losses resulted primarily from the intentional sale of fixed-maturity investments which were taken to offset current and prior year taxable gains. Net income was also affected in 1996 by a $7 million after-tax loss on the disposal of Torchmark's discontinued energy operations.

        Operating revenues (revenues excluding realized investment gains and losses) rose 5% to $1.7 billion in the first nine months of 1997. Total premium increased 4% to $1.3 billion. Life premium grew 6% to $680 million for the 1997 period, while health premium increased slightly to $555 million. Life premium represented 54% of total premium in the 1997 period. Financial services revenues gained 11% to $152 million, while net investment income rose 6% to $321 million.

        Operating expense declined 5% to $110 million for the 1997 nine months from $117 million. As a percentage of operating revenue, operating expenses fell from 7.1% in the 1996 period to 6.4%. The major contributing factor to the decline in these expenses was the $8 million decline in litigation expense, compared with the prior-year period, at Torchmark's Alabama-based insurer, Liberty National Life Insurance Company. A discussion of Torchmark's operations follows under the appropriate captions.

        Life insurance. Life insurance premium income rose 6% to $680 million through the third quarter of 1997, from $640 million in the same nine-month period a year ago. Annualized life premium in force increased 7% over the prior year and was $995 million at September 30, 1997, compared with $933 million a year earlier. Annualized life insurance premium in force represented 57% of Torchmark's total annualized premium in force at September 30, 1997, compared with 55% the same date a year earlier, reflecting Torchmark's continued emphasis on life product sales. Life insurance sales, in terms of annualized premium issued, were $173 million in the 1997 period, rising 6% over 1996 sales of $163 million. Benefits and acquisition expenses as a percentage of premium were stable in both periods at 82%. Underwriting margins for life insurance were unchanged at 27%.

        Health insurance. Torchmark's health insurance premium rose from $553 million in the first nine months of 1996 to $555 million in the same period of 1997. Annualized health insurance premium in force grew 1% to $757 million at September 30, 1997. Cancer annualized premium in force rose 8% to $130 million, primarily as a result of premium rate increases. Medicare Supplement annualized premium in force was level at $525 million at September 30, 1997. Medicare Supplement annualized premium represents over 69% of health premium in force. Sales of health insurance, as measured by annualized premium issued, grew 9% to $79 million. Underwriting margins declined from 20% in 1996 to 19% in 1997, primarily because of a slight increase in loss ratios on certain Cancer and Medicare Supplement business.

        Annuities. Torchmark sells both fixed and variable annuities. Fixed annuity collections were $71 million in the 1997 nine months, compared with $66 million collected in the 1996 period, an increase of 7%. Collections of variable annuities were $173 million in the 1997 period, declining 6% from variable collections of $184 million in 1996. Fixed annuities on deposit with Torchmark grew 4% to slightly over $1 billion at September 30, 1997. The variable annuity balance on deposit rose 40% during the past twelve months, boosted in large part by the strength in financial markets. This balance was $1.78 billion at September 30, 1997, compared with $1.27 billion a year ago. Policy charges for annuities for the 1997 nine months were $20.3 million, compared with $15.9 million for the 1996 period, an increase of 28%. Policy charges are assessed against the annuity account balance periodically for insurance risk, sales, administration, and cash surrender. The increase in policy charges resulted primarily from the growth in variable annuities over the prior-year period. Annuity underwriting margins improved 20% from $12 million in the 1996 period to $14 million in 1997.

        Investment. Torchmark's investment income rose 6% in the first nine months of 1997 to $321 million, the result of a 7% increase in mean invested assets for the 1997 period versus the 1996 period. Invested assets at amortized cost increased to $6.2 billion at September 30, 1997, compared with $5.8 billion at September 30, 1996.

        Acquisitions, which continue to emphasize call-protected, medium-maturity corporate obligations, also include mortgage-backed securities, below investment grade bonds, and municipal obligations. Acquisitions made during the first nine months of 1997 totaled $1.27 billion and had a tax-equivalent yield of 7.29%, compared with acquisitions of $731 million made at a yield of 7.24% for the 1996 comparable period. The increase in 1997 acquisitions over the 1996 level resulted in large part from the reinvestment of proceeds from planned sales of fixed income securities, which were completed in order to partially offset current and prior-year taxable realized gains. Realized losses of $27.3 million were generated on fixed maturities in the first three quarters of 1997.

        Fixed maturity investments represented 89% of total invested assets at September 30, 1997. The portfolio had a yield of 7.50%, compared with a 7.59% yield at September 30, 1996. Because of the decrease in interest rates during the period, the fixed-income portfolio had an unrealized gain of $157 million, compared with an unrealized gain of $63 million at year-end 1996 and a $6 million unrealized loss at September 30, 1996.

        Financial services.    Financial services revenues for the first nine
months of 1997 increased 11% to $152 million over the prior period. Asset management fees, the largest component of financial services revenues, rose 15% to $87 million. These fees are based on the amount of assets under management. Average assets under management rose 10% in the 1997 period versus the 1996 nine months. Assets under management were $22.5 billion at September 30, 1997, compared with $18.9 billion at year-end 1996 and $18.7 billion at September 30, 1996. Mutual fund assets under management were $20.7 billion at September 30, 1997, $17.2 billion at 1996 year end, and $16.6 billion a year ago. Growth in fee revenue was greater than the growth in average assets due to the loss of several large accounts in 1996 with lower than average fees.

        Commission revenues from investment product sales increased 1% to $56 million in the 1997 period from $55 million for the prior nine months. Investment product sales of $1.11 billion in the 1997 nine-month period declined 4% compared with $1.16 billion in the same period of 1996. However, for the third quarter of 1997, investment product sales were $389 million, a 9% increase compared with the 1996 third quarter. Commission revenues gained 11% compared with the 1996 quarter. Commissions from the sale of insurance products were flat at $10.2 million in both periods. Service fees increased 12% to $23 million. The sum of all financial services revenue components is greater than total financial services revenue because the portion of commission related to the sale of insurance and variable annuity products of United Investors Life Insurance Company is eliminated in consolidation. Direct expenses for financial services, which rose 3% year-over-year, declined as a percentage of revenues from 27% in the 1996 period to 26% in the 1997 period. Administrative expense as a percentage of revenue also declined 1%. Administrative expenses remained stable at $22 million both years. The financial services pretax profit margin increased from 50% in the 1996 period to 54%.


                              FINANCIAL CONDITION

        Liquidity. Positive cash flow, marketable investments, and the availability of a line of credit facility provide Torchmark with strong liquidity and financial flexibility. Torchmark's insurance and asset-management operations typically generate cash flows in excess of immediate requirements. Torchmark's net cash inflows from operations were $369 million in the first nine months of 1997, compared with $325 million in the same period of 1996, a 14% increase. In addition to cash flows from operations, Torchmark received $331 million in investment maturities or repayments during the 1997 period.

        Torchmark's cash and short-term investments were $152 million at the end of September, 1997, rising 47% over the $103 million of these assets at December 31, 1996. Cash and short-term investments represented 1.4% of total assets at September 30, 1997. In addition, Torchmark's entire portfolio of fixed-income and equity securities, in the amount of $5.7 billion at market value on September 30, 1997, is available for sale should a need arise.

        Torchmark has in place a line of credit facility, which is also designed as a backup credit line for a commercial paper program. This program provides credit up to a maximum amount of $600 million, and permits Torchmark to borrow from either the credit line or issue commercial paper at any time up to the combined facility maximum of $600 million. Terms of the facility permit borrowing up to the maximum amount at variable interest rates. Torchmark is subject to certain covenants regarding capitalization and earnings, with which Torchmark was in full compliance at September 30, 1997. At that date, Torchmark had commercial paper outstanding in the amount of $79 million and no borrowings on the line of credit. At December 31, 1996, $41 million in commercial paper was outstanding.

        Capital resources. Torchmark's total debt outstanding was $852 million at September 30, 1997, compared with $833 million at December 31, 1996 and $843 million at September 30, 1996. Debt as a percentage of total capitalization was 31% at September 30, 1997, counting the Monthly Income Preferred Securities as equity and excluding the effects on equity of an accounting rule requiring market revaluation of fixed securities and an adjustment to deferred acquisition costs based on changes in interest rates in the financial markets. The debt to capitalization ratio was 32% at both year-end 1996 and at September 30, 1996. Torchmark repaid $20 million principal amount of its 8 5/8% Sinking Fund Debentures due 2017 on July 15, 1997.

        Torchmark's shareholders' equity was $1.83 billion at September 30, 1997, compared with $1.63 billion at 1996 year end. Shareholders' equity was $1.58 billion one year ago. Book value per share was $13.08 at quarter end, compared with $11.69 at year-end 1996 and $11.16 a year earlier. Shareholders' equity is impacted by the previously mentioned accounting rule that requires equity to be adjusted for the fluctuations in the market values of fixed investments and deferred acquisition costs based on changes in interest rates. After adjusting shareholders' equity to remove the effects of interest-rate fluctuations on an after-tax basis, shareholders' equity was $1.74 billion at September 30, 1997, compared with $1.59 billion at 1996 year end and $1.58 billion a year ago. On a per share basis, book value was $12.42 at the end of September, 1997, compared with $11.42 at year-end 1996 and $11.17 at September 30, 1996. Annualized return on common equity, adjusted to exclude the effects of the accounting rule and realized investment gains and losses, was 21.2% for the 1997 nine-month period, compared with 20.2% for the same period of 1996.

        On September 26, 1997, Torchmark executed a "reload" stock option exercise program through which over 100 Torchmark directors and employees exercised vested stock options and received replacement options at current market price. This program resulted in the issuance of 4.8 million shares, but over 3 million of the new shares were immediately sold by the directors and employees through the open market to cover the cost of the purchased shares and related taxes. As a result of the "reload" program, management's ownership interest increased, and Torchmark will receive a significant current tax benefit from the exercise of the options.

        During the third quarter ending September 30, 1997, Torchmark repurchased 3.2 million of its shares at an average cost of $39.16, including
3.1 million shares that became available on the market September 26. For the nine months of 1997, a total of 5.1 million shares have been acquired at a cost of $179 million.

                          Part II.  Other Information

Item 1.  Legal Proceedings.

        Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's insurance subsidiaries, employment discrimination and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in the state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. Accordingly, the likelihood or extent of a punitive damage verdict in any given case is virtually impossible to predict. As of September 30, 1997, Liberty National Life Insurance Company ("Liberty") was a party to approximately 294 active lawsuits (including 26 employment cases and excluding interpleader and stayed cases), approximately 199 of which were Alabama proceedings in which punitive damages were sought. At September 30, 1996, Liberty had been a party to approximately 283 active lawsuits (including 26 employment cases and excluding interpleader and stayed cases) , approximately 280 of which were Alabama cases in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis. Some of such actions involving Liberty also name Torchmark as a defendant.

        Liberty has previously reported that it is a party to Harris v. Liberty
                                                              -----------------
National Life Insurance Company (CV-96-01836), a purported class action filed in
-------------------------------
the Circuit Court of Jefferson County, Alabama in March, 1996. In Harris, the
                                                                  ------
plaintiffs allege that a class of persons were insured under Liberty cancer policies when Liberty knew that such persons were not entitled to retain any benefits under these policies. On March 21, 1997, a purported class action with substantially similar allegations was filed in the Circuit Court of St. Clair County, Alabama (Gentry v. Liberty National Life Insurance Company, CV-97-61).
                --------------------------------------------------
The St. Clair County Circuit Court entered an order conditionally certifying a class in Gentry on May 27, 1997. The Harris case has been stayed by the
         ------                      ------
Jefferson County Circuit Court pending resolution of the Gentry proceedings. No
                                                         ------
class has been certified in Harris. Plaintiffs in Harris have filed a petition
                            ------                ------
for a writ of mandamus which remains pending with the Alabama Supreme Court in the Gentry case.
    ------

        It has been previously reported that Torchmark, its subsidiaries United American and Globe and certain individual corporate officers are parties to purported class action litigation filed April 5, 1996 in the U.S. District Court for the Northern District of Georgia (Crichlow v. Torchmark Corporation, Case
                                      ---------------------------------
No.: 4:96-CV 0086-HLM). The complaint alleged RICCO violations, fraud, breach of contract, conspiracy, violations of the Oklahoma Consumer Protection Act and breach of the duty of good faith and fair dealing on behalf of all persons who purchased, at any time between 1987 and the present, certain hospitalization and surgical insurance policies issued by Globe and United American. The plaintiffs asserted that they purchased these policies and subsequently incurred improper claim denials, wrongful recision and "rate-ups" and post-claim underwriting. On

December 4, 1996, the U.S. District Court dismissed the RICCO counts, the Oklahoma Consumer Protection Act and contract counts as to certain defendants and ordered plaintiffs to file an amended complaint. On December 23, 1996, the plaintiffs filed the amended complaint as ordered, alleging breach of contract, fraud, conspiracy and breach of the duty of good faith and fair dealing on behalf of a purported class of persons who purchased Globe, but not United American, policies from 1987 to the present. Defendants filed motions to dismiss and for partial summary judgment. On September 11, 1997, the U.S. District Court entered an order granting summary judgment against the plaintiffs on certain issues and denying national class certification, although the Court indicated that plaintiffs could move for certification of a state class of Georgia policyholders. Plaintiffs have moved for reconsideration of the September 1997 Order. Currently, the claims which remain in the "Crichlow" case involve breach of contract and the duty of good faith arising from closure of the block of business and certain post-claim matters as well as fraud and conspiracy relating to pricing and delay in implementing rate increases.


Item 6.  Exhibits and Reports on Form 8-K

    (a)    Exhibits
           (11)  Statement re computation of per share earnings.

    (b)    Reports on Form 8-K.
                 No reports on Form 8-K were filed in the third quarter of 1997.

                                  SIGNATURES



     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    TORCHMARK CORPORATION



Date:  November 10, 1997            /s/        Keith A. Tucker
                                    ____________________________
                                    Keith A. Tucker, Vice Chairman

Date:  November 10, 1997            /s/       Gary L. Coleman
                                    ____________________________
                                    Gary L. Coleman, Vice President and
                                    Chief Accounting Officer