Form 10-K
period 1997-12-31
TORCHMARK CORP
filed 1998-03-27
CIK 320335

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended                          Commission file number
      December 31, 1997                                      1-8052

                             TORCHMARK CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                        63-0780404
 (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
              OF
       INCORPORATION OR                                IDENTIFICATION NO.)
        ORGANIZATION)

    2001 Third Ave. South,                                    35233
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

 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE
                          REGISTRANT: $6,555,260,129

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON
                  STOCK, AS OF FEBRUARY 28, 1998: 140,219,468

                      DOCUMENTS INCORPORATED BY REFERENCE

 PROXY STATEMENT FOR ANNUAL MEETING OF STOCKHOLDERS TO BE HELD APRIL 22, 1998,
                                   PART III

                    INDEX OF EXHIBITS (PAGES 68 THROUGH 70)
                     TOTAL NUMBER OF PAGES INCLUDED ARE 77

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

  The following table presents Torchmark's business by primary distribution method:

PRIMARY
DISTRIBUTION METHOD   COMPANY                 PRODUCTS                       SALES FORCE
---------------------------------------------------------------------------------------------------------
DIRECT RESPONSE       GLOBE LIFE AND          Individual life and health in- Direct response, television,
                      ACCIDENT                surance including juvenile and magazine; nationwide.
                      INSURANCE COMPANY       senior life coverage, Medicare
                      Oklahoma City, OK       Supplement, long-term care.
---------------------------------------------------------------------------------------------------------
LIBERTY NATIONAL      LIBERTY NATIONAL LIFE   Individual life and            2,110 full-time sales repre-
EXCLUSIVE AGENCY      INSURANCE COMPANY       health insurance.              sentatives and field manage-
                      Birmingham, Alabama                                    ment; 108 district offices
                                                                             in the Southeastern U.S.
---------------------------------------------------------------------------------------------------------
AMERICAN INCOME       AMERICAN INCOME LIFE    Individual life and health in- 1,360 agents.
EXCLUSIVE AGENCY      INSURANCE COMPANY       surance to union and credit
                      Waco, Texas             union members and other
                                              associations.
---------------------------------------------------------------------------------------------------------
UNITED INVESTORS      WADDELL & REED, INC.    United and Waddell & Reed      2,290 Waddell & Reed
EXCLUSIVE AGENCY      Shawnee Mission,        Groups of mutual funds,        representatives; indepen-
                      Kansas                  institutional investment       dent agents; 177 offices
                      UNITED INVESTORS LIFE   management services includ-    nationwide.
                      INSURANCE COMPANY       ing assets of Torchmark.
                      Birmingham, Alabama     Individual life insurance
                                              and annuities.
---------------------------------------------------------------------------------------------------------
MILITARY              LIBERTY NATIONAL LIFE   Individual life insurance      Independent Agency through
                      INSURANCE COMPANY                                      career agents nationwide.
                      Birmingham, Alabama
                      GLOBE LIFE AND ACCIDENT
                      INSURANCE COMPANY
                      Oklahoma City, Oklahoma
---------------------------------------------------------------------------------------------------------
UNITED AMERICAN       UNITED AMERICAN         Senior life and health         45,000 independent agents
INDEPENDENT AGENCY    INSURANCE COMPANY       insurance including            in the U.S., Puerto Rico and
AND EXCLUSIVE AGENCY  McKinney, Texas         Medicare Supplement            Canada; 900 exclusive
                                              coverage and long-term care.   agents in 64 branch offices.

Additional information concerning industry segments may be found in Management's Discussion and Analysis and in Note 17--Industry Segments in the Notes to Consolidated Financial Statements.

                                   INSURANCE

LIFE INSURANCE

  Torchmark's insurance subsidiaries write a variety of nonparticipating ordinary life insurance products. These include traditional and interest sensitive whole-life insurance, term life insurance, and other life insurance. The following table presents selected information about Torchmark's life products:

                                        (AMOUNTS IN THOUSANDS)
                                ANNUALIZED                  ANNUALIZED
                              PREMIUM ISSUED             PREMIUM IN FORCE
                        -------------------------- ----------------------------
                          1997     1996     1995      1997      1996     1995
                        -------- -------- -------- ---------- -------- --------
Whole life:
 Traditional........... $114,934 $112,817 $107,288 $  551,047 $521,015 $469,581
 Interest-sensitive....   14,981   16,638   29,287    163,058  167,912  174,675
Term...................   94,943   82,331   79,849    270,905  243,210  212,213
Other..................    5,521    2,955    1,564     22,369   14,388   12,897
                        -------- -------- -------- ---------- -------- --------
                        $230,379 $214,741 $217,988 $1,007,379 $946,525 $869,366
                        ======== ======== ======== ========== ======== ========

  The distribution methods for life insurance products include sales efforts conducted by direct response, exclusive agents and independent agents. These methods are discussed in more depth under the heading "Marketing." The following table presents life annualized premium issued by marketing method:

                                       (AMOUNTS IN THOUSANDS)
                               ANNUALIZED                  ANNUALIZED
                             PREMIUM ISSUED             PREMIUM IN FORCE
                       -------------------------- -----------------------------
                         1997     1996     1995      1997      1996      1995
                       -------- -------- -------- ---------- --------  --------
Direct response....... $ 79,412 $ 62,029 $ 63,900 $  232,535 $202,370  $180,530
Exclusive Agents:
 Liberty National.....   43,335   45,394   48,549    298,698  297,581   297,418
 American Income......   55,245   54,382   51,190    203,475  188,039   169,599
 United Investors.....   10,261   10,715   10,609     88,842   84,495    78,666
 United American......    6,562   11,466    9,826     20,978   20,537    15,503
Independent Agents:
 Military.............   15,781    8,165    8,268     86,209   74,150*   48,402
 United American......   15,225   18,182   16,392     42,725   40,130    34,281
 Other................    4,558    4,408    9,254     33,917   39,223    44,967
                       -------- -------- -------- ---------- --------  --------
                       $230,379 $214,741 $217,988 $1,007,379 $946,525  $869,366
                       ======== ======== ======== ========== ========  ========

--------
* Annualized premium in force for 1996 includes $21 million acquired from another carrier originally produced by this agency.

  Permanent insurance products sold by Torchmark insurance subsidiaries build cash values which are available to policyholders. Policyholders may borrow such funds using the policies as collateral. The aggregate value of policy loans outstanding at December 31, 1997 was $222 million and the average interest rate earned on these loans was 6.7% in 1997. Interest income earned on policy loans was $14.4 million in 1997, $13.2 million in 1996, and $12.1 million in 1995. There were 196 thousand and 188 thousand policy loans outstanding at year-end 1997 and 1996, respectively.

  The availability of cash values contributes to voluntary policy terminations by policyholders through surrenders. Life insurance products may be terminated or surrendered at the election of the insured at any time, generally for the full cash value specified in the policy. Specific surrender procedures vary with the type of policy. For certain policies this cash value is based upon a fund less a surrender charge which decreases with the length of time the policy has been in force. This surrender charge is either based upon a percentage of the fund or a charge per $1,000 of face amount of insurance. The schedule of charges may vary by plan of insurance and, for some plans, by age of the insured at issue. The ratio of aggregate face amount voluntary terminations to the mean amount of life insurance in force was 16.5% in 1997, 17.1% in 1996, and 17.2% in 1995.

  The following table presents an analysis of changes to the Torchmark subsidiaries' life insurance business in force:

                                              (AMOUNTS IN THOUSANDS)
                                 1997                   1996                   1995
                         ---------------------  ---------------------  ---------------------
                         NUMBER OF  AMOUNT OF   NUMBER OF  AMOUNT OF   NUMBER OF  AMOUNT OF
                         POLICIES   INSURANCE   POLICIES   INSURANCE   POLICIES   INSURANCE
                         --------- -----------  --------- -----------  --------- -----------
In force at January 1,..   9,392   $86,948,151    9,196   $80,391,376    8,913   $74,858,214
New issues..............   1,441    20,267,520    1,320    18,718,479    1,413    19,359,923
Business acquired.......     -0-           -0-       38     2,573,996      -0-           -0-
Other increases.........       1        96,788        1       104,490        1        64,128
Death benefits..........    (110)     (307,752)    (111)     (289,687)    (110)     (271,451)
Lapses..................    (895)  (13,358,973)    (880)  (13,008,065)    (856)  (12,185,540)
Surrenders..............    (149)   (1,383,373)    (140)   (1,296,744)    (135)   (1,187,581)
Other decreases.........     (50)     (392,366)     (32)     (245,694)     (30)     (246,317)
                           -----   -----------    -----   -----------    -----   -----------
In force at December
 31,....................   9,630   $91,869,995    9,392   $86,948,151    9,196   $80,391,376
                           =====   ===========    =====   ===========    =====   ===========
Average policy size (in
 dollar amounts):
 Direct response--Juve-
  nile..................           $     6,725            $     6,776            $     6,854
 Other..................                10,689                 10,246                  9,491

HEALTH INSURANCE

  Torchmark insurance subsidiaries offer supplemental health insurance products. These are generally classified as (1) Medicare Supplement, (2) cancer and (3) other health policies.

  Medicare Supplement policies are offered on both an individual and group basis through exclusive and independent agents, and direct response. These guaranteed renewable policies provide reimbursement for certain expenses not covered by the federal Medicare program. One popular feature is an automatic claim filing system for Medicare Part B benefits whereby policyholders do not have to file most claims because they are paid from claim records Medicare sends directly to the Torchmark insurers.

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

  The following table presents supplemental health annualized premium for the three years ended December 31, 1997 by marketing method:

                                          (AMOUNTS IN THOUSANDS)
                                   ANNUALIZED                 ANNUALIZED
                                 PREMIUM ISSUED            PREMIUM IN FORCE
                           -------------------------- --------------------------
                             1997     1996     1995     1997     1996     1995
                           -------- -------- -------- -------- -------- --------
Direct response...........    3,001    4,990      171    7,248    5,141      929
Exclusive agents:
 Liberty National.........   11,541   11,258   16,701  138,179  122,305  122,147
 American Income..........   10,052   10,645    9,585   43,552   42,140   39,693
 United American..........   39,616   31,565   32,596  141,780  131,250  127,599
Independent agents:
 United American..........   42,643   42,523   44,438  431,293  447,317  468,691
                           -------- -------- -------- -------- -------- --------
                           $106,853 $100,981 $103,491 $762,052 $748,153 $759,059
                           ======== ======== ======== ======== ======== ========

  The following table presents supplemental health annualized premium information for the three years ended December 31, 1997 by product category:

                                          (AMOUNTS IN THOUSANDS)
                                   ANNUALIZED                 ANNUALIZED
                                 PREMIUM ISSUED            PREMIUM IN FORCE
                           -------------------------- --------------------------
                             1997     1996     1995     1997     1996     1995
                           -------- -------- -------- -------- -------- --------
Medicare Supplement......  $ 65,161 $ 65,767 $ 64,638 $522,054 $523,902 $529,616
Cancer...................    10,757   10,676   11,338  137,640  119,428  114,972
Other health related pol-
 icies...................    30,935   24,538   27,515  102,358  104,823  114,471
                           -------- -------- -------- -------- -------- --------
                           $106,853 $100,981 $103,491 $762,052 $748,153 $759,059
                           ======== ======== ======== ======== ======== ========

ANNUITIES

  Annuity products offered by Torchmark insurance susidiaries include single-premium deferred annuities, flexible-premium deferred annuities, and variable annuities. Single-premium and flexible-premium products are fixed annuities where a portion of the interest credited is guaranteed. Additional interest may be credited on certain contracts. Variable annuity policyholders may select from a variety of mutual funds managed by W&R which offer different degrees of risk and return. The ultimate benefit on a variable annuity results from the account performance. The following table presents Torchmark subsidiaries' annuity collections and deposit balances by product type:

                              (AMOUNTS IN THOUSANDS)        (AMOUNTS IN MILLIONS)
                                   COLLECTIONS                 DEPOSIT BALANCE
                         FOR THE YEAR ENDED DECEMBER 31,       AT DECEMBER 31,
                         -------------------------------- --------------------------
                            1997       1996       1995      1997     1996     1995
                         ---------- ---------- ---------- -------- -------- --------
Fixed annuities......... $   88,795 $   87,133 $  133,461 $1,010.4 $  974.6 $  927.9
Variable annuities......    247,446    247,461    189,188  1,821.2  1,375.5  1,052.2
                         ---------- ---------- ---------- -------- -------- --------
                           $336,241 $  334,594   $322,649 $2,831.6 $2,350.1 $1,980.1
                         ========== ========== ========== ======== ======== ========

INVESTMENTS

  The nature, quality, and percentage mix of insurance company investments are regulated by state laws that generally permit investments in qualified municipal, state, and federal government obligations, corporate bonds, preferred and common stock, real estate, and mortgages where the value of the underlying real estate exceeds the amount of the loan. The investments of Torchmark insurance subsidiaries consist predominantly of high-quality, investment-grade securities. Fixed maturities represented 90% of total investments at December 31, 1997. Approximately 20% of fixed maturity investments were securities guaranteed by the United States Government or its agencies or investments that were collateralized by U.S. government securities. More than 73% of these investments were in GNMA securities that are backed by the full faith and credit of the United States government. The remainder of these government investments were U.S. Treasuries, agency securities or collateralized mortgage obligations ("CMO's") that are fully backed by GNMA's. (see Note 3--Investment Operations in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis.)

  The following table presents the market value of fixed maturity investments at December 31, 1997 on the basis of ratings as determined primarily by Standard & Poor's Corporation. Moody's Investors Services' bond ratings are used when Standard & Poor's ratings are not available. Ratings of BBB and higher (or their equivalent) are considered investment grade by the rating services.

                                                               AMOUNT
                             RATING                        (IN THOUSANDS)   %
                             ------                        -------------- -----
       AAA................................................   $1,939,172    33.1%
       AA.................................................      715,549    12.2
       A..................................................    2,174,876    37.2
       BBB................................................      705,543    12.0
       BB.................................................      181,532     3.1
       B..................................................       17,644     0.3
       Less than B........................................        2,740     0.0
       Not rated..........................................      122,612     2.1
                                                             ----------   -----
                                                             $5,859,668   100.0%
                                                             ==========   =====

  The following table presents the market value of fixed maturity investments of Torchmark's insurance subsidiaries at December 31, 1997 on the basis of ratings as determined by the National Association of Insurance Commissioners ("NAIC"). Categories one and two are considered investment grade by the NAIC.

                                      AMOUNT
                    RATING        (IN THOUSANDS)   %
             -------------------- -------------- -----
             1. Highest quality..   $4,913,146    84.1%
             2. High quality.....      669,587    11.5
             3. Medium quality...      212,952     3.6
             4. Low quality......       39,660     0.7
             5. Lower quality....        5,927     0.1
             6. In or near de-
              fault..............            0     0.0
                                    ----------   -----
                                    $5,841,272   100.0%
                                    ==========   =====

  Securities are assigned ratings when acquired. All ratings are reviewed and updated at least annually. Specific security ratings are updated as information becomes available during the year.

PRICING

  Premium rates for life and health insurance products are established using assumptions as to future mortality, morbidity, persistency, and expenses, all of which are generally based on the experience of each insurance subsidiary, and on projected investment earnings. Revenues for individual life and health insurance products are primarily derived from premium income, and, to a lesser extent, through policy charges to the policyholder account values on certain individual life products. Profitability is affected to the extent actual experience deviates from that which has been assumed in premium pricing and to the extent investment income exceeds that which is required for policy reserves.

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

UNDERWRITING

  The underwriting standards of each Torchmark insurance subsidiary are established by management. Each company uses information from the application and, in some cases, telephone interviews with applicants, inspection reports, doctors' statements and/or medical examinations to determine whether a policy should be issued in accordance with the application, with a different rating, with a rider, with reduced coverage or rejected.

  For life insurance in excess of certain prescribed amounts, each insurance company requires medical information or examinations of applicants. These are graduated according to the age of the applicant and may vary with the kind of insurance. The maximum amount of insurance issued without additional medical information is $100,000 through age 40. Additional medical information is requested of all applicants, regardless of age or amount, if information obtained from the application or other sources indicates that such information is warranted.

  In recent years, there has been considerable concern regarding the impact of the HIV virus associated with Acquired Immune Deficiency Syndrome ("AIDS"). The insurance companies have implemented certain underwriting tests to detect the presence of the HIV virus and continues to assess the utility of other appropriate underwriting tests to detect AIDS in light of medical developments in this field. To date, AIDS claims have not had a material impact on claims experience.

REINSURANCE

  As is customary among insurance companies, Torchmark insurance subsidiaries cede insurance to other unaffiliated insurance companies on policies they issue in excess of retention limits. Reinsurance is an effective method for keeping insurance risk within acceptable limits. In the event insurance business is ceded, the Torchmark insurance subsidiaries remain contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations it assumes (See Note 16--Commitments and Contingencies in the Notes to Consolidated Financial Statements and Schedule IV--Reinsurance [Consolidated]).

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

MARKETING

  Torchmark insurance subsidiaries are licensed to sell insurance in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands, Guam, New Zealand and Canada. Distribution is through direct response, independent and exclusive agents.

  Direct Response. Various Torchmark insurance companies offer life insurance products directly to consumers through direct mail, co-op mailings, national cable and local spot television, national newspaper supplements and national magazines. Torchmark operates a full service letterpress which enables the direct response operation to maintain high quality standards while producing materials much more efficiently than they could be purchased from outside vendors.

  Exclusive Agents. Liberty National's 2,110 agents sell and service life and health insurance, primarily in the seven state area of Alabama, Florida, Georgia, Tennessee, Mississippi, South Carolina, and North Carolina. These agents are employees of Liberty and are primarily compensated by commissions based on sales. During the past several years this operation has emphasized bank draft and direct bill collection of premium rather than agent collection, because of the resulting lower cost and improved persistency. Agent collected sales were discontinued in 1996.

  Through the American Income Agency, individual life and fixed-benefit accident and health insurance are sold through approximately 1,360 exclusive agents who target moderate income wage earners through the cooperation of labor unions, credit unions, and other associations. These agents are authorized to use the "union label" because this sales force is represented by organized labor.

  Torchmark insurance companies sell life and health insurance as well as fixed and variable annuity products through the 2,290 W&R financial planners. It is currently contemplated that the W&R sales force will continue to market Torchmark's insurance and variable annuity products after the proposed spin-off of W&R (see Initial Public Offering and Planned Spin-off of Asset Management Segment on page 30 of this report). (See Asset Management--Mutual Funds for additional marketing information about the W&R sales force.)

  United American offers life and health insurance targeted to various special markets through approximately 900 United American exclusive agents in 64 branch offices throughout the United States.

  Independent Agents. Torchmark insurance companies offer a variety of life and health insurance policies through approximately 45,000 independent agents, brokers, and licensed sales representatives. Torchmark is not committed or obligated in any way to accept a fixed portion of the business submitted by any independent agent. All policy applications, both new and renewal, are subject to approval and acceptance by Torchmark. Torchmark is not dependent on any single agent or any small group of independent agents, the loss of which would have a materially adverse effect on insurance sales.

  Various Torchmark insurance subsidiaries distribute life insurance through a nationwide independent agency whose sales force is comprised of former commissioned and non-commissioned military officers who sell exclusively to commissioned and non-commissioned military officers and their families.

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

  A.M. Best states that it assigns A+ (Superior) ratings to those companies which, in its opinion, have demonstrated superior overall performance when compared to the norms of the life/health insurance industry. A+ (Superior) companies have a superior ability to meet their obligations to policyholders over a long period of time. A.M. Best states that it assigns A (Excellent) ratings to those companies which, in its opinion, have demonstrated excellent overall performance when compared to the norms of the life/health insurance industry. A (Excellent) companies have an excellent ability to meet their obligations to policyholders over a long period of time. Liberty, Globe, United American, and UILIC have ratings of AA by Standard & Poor's Corporation. This AA rating is assigned by Standard & Poor's Corporation to those companies who offer excellent financial security on an absolute and relative basis and whose capacity to meet policyholders obligations is overwhelming under a variety of economic and underwriting conditions.

                               ASSET MANAGEMENT

  Torchmark conducts its asset management and financial services businesses through Waddell & Reed Financial Services, Inc. and its subsidiaries ("W&R"). This segment's activity is mutual fund distribution, management, and servicing.

MUTUAL FUNDS

  Torchmark's mutual fund operations are carried out by W&R, which markets and manages the seventeen mutual funds in the United Group of Mutual Funds ("United Funds"), the eight mutual funds in the Waddell & Reed Fund, Inc. ("W&R Funds"), and the eleven mutual funds in the TMK/United Fund, Inc. ("TMK/United Funds") which are used exclusively as the investment funds for variable annuities sold by UILIC. These funds were valued as follows at December 31, 1997 and 1996:

                                                       (AMOUNTS IN
                                                        MILLIONS)
                                                      1997    1996
                                                     ------- -------
       United Funds                                  $17,847 $15,130
       W&R Funds                                         845     643
       TMK/United Funds                                1,894   1,435
                                                     ------- -------
         Total mutual fund assets under management    20,586  17,208
       Institutional and private accounts              2,831   1,862
                                                     ------- -------
         Total assets under management               $23,417 $19,070
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

  The following table indicates W&R revenues by component for the three years ending December 31, 1997:

                                                       (AMOUNTS IN THOUSANDS)
                                                       1997     1996     1995
                                                     -------- -------- --------
       Asset management fees........................ $119,514 $103,127 $ 85,999
       Investment product commissions*..............   75,606   71,991   56,927
       Insurance product commissions*...............   13,847   13,897   13,531
       Service fees.................................   30,867   28,419   23,528
                                                     -------- -------- --------
                                                     $239,834 $217,434 $179,985
                                                     ======== ======== ========

*Commissions received from affiliates for variable annuities and insurance product sales are eliminated in consolidation.

  Asset management activities are conducted by an experienced and qualified staff. As of December 31, 1997, the average industry experience of the fund managers for W&R was 20 years, and average company experience was 13.7 years.

  W&R markets its mutual funds and other financial products, including life insurance, through a sales force of approximately 2,290 registered representatives in 50 states and the District of Columbia. These representatives concentrate on product sales of W&R and other Torchmark affiliates. W&R maintained 177 sales offices at December 31, 1997.

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

                                  REGULATION

  INSURANCE. Insurance companies are subject to regulation and supervision in the states in which they do business. The laws of the various states establish agencies with broad administrative and supervisory powers which include, among other things, granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, approving certain premium rates, setting minimum reserve and loss ratio requirements, determining the form and content of required financial statements, and prescribing the type and amount of investments permitted. Insurance companies can also be required under the solvency or guaranty laws of most states in which they do business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. They are also required to file detailed annual reports with supervisory agencies, and records of their business are subject to examination at any time. Under the rules of the NAIC, insurance companies are examined periodically by one or more of the supervisory agencies. The most recent examinations of Torchmark's insurance subsidiaries were: Famlico, as of December 31, 1995; American Income as of December 31, 1995; Globe, as of December 31, 1994; Liberty, as of December 31, 1996; United American, as of December 31, 1996; and UILIC, as of December 31, 1996.

  NAIC Ratios. The NAIC developed the Insurance Regulatory Information System ("IRIS"), which is intended to assist state insurance regulators in monitoring the financial condition of insurance companies. IRIS identifies twelve insurance industry ratios from the statutory financial statements of insurance companies, which are based on regulatory accounting principles and are not based on generally accepted accounting principles ("GAAP"). IRIS specifies a standard or "usual value" range for each ratio, and a company's variation from this range may be either favorable or unfavorable. The following table presents the IRIS ratios as determined by the NAIC for Torchmark's five largest insurance subsidiaries, which varied unfavorably from the "usual value" range for the years 1996 and 1995.

                                                                     USUAL   REPORTED
 COMPANY                            RATIO NAME                       RANGE    VALUE
---------        ------------------------------------------------- --------- --------
1996:
 United American Change in Capital and Surplus                     50 to -10   -15
 American Income Non-admitted to Admitted Assets                   10           11
 Liberty         Investment in Affiliate to Capital and Surplus    0 to 100    240
 Liberty         Change in Reserving Ratio                         20 to -20   -20
1995:
 Liberty         Investment in Affiliate to Capital and Surplus    0 to 100    238
 Globe           Change in Capital and Surplus                     50 to -10   -18
 United American Change in Capital and Surplus                     50 to -10   -11
 Liberty         Change in Reserving Ratio                         20 to -20    24
 American Income Non-admitted to Admitted Assets                   10           11

Explanation of Ratios:

  Investment in Affiliate to Capital and Surplus--This ratio is determined by measuring total investment in affiliates against the capital and surplus of the company. The NAIC considers a ratio of more than 100% to be high, and to possibly impact a company's liquidity, yield, and overall investment risk. The large ratio in Liberty in 1996 and 1995 is brought about by its ownership of other Torchmark insurance companies and the ownership of 81% of the stock of United Management. Profitability and growth in these subsidiaries have caused this ratio to gradually rise. All intercompany investment is eliminated in consolidation, and the internal organizational structure has no bearing on consolidated financial condition or results. Furthermore, this intercompany investment does not affect Liberty's ability to do business.

  Change in Capital and Surplus--These ratios, calculated on both a gross and net basis, are a measure of improvement or deterioration in the company's financial position during the year. The NAIC considers ratios less than minus 10% and greater than 50% to be unusual. United American's ratios of minus 15% in 1996 and minus 11% in 1995 and Globe's ratio of minus 18% in 1995 were caused by the payment of dividends to Torchmark in excess of their statutory net income. These transactions did not affect the consolidated equity of Torchmark at December 31, 1996 or 1995. Also, these transactions do not affect these companies' ability to do business.

  Change in Reserving Ratio--The change in reserving ratio represents the number of percentage points of difference between the reserving ratio for current and prior years. Liberty's ratio was slightly over the usual range in 1995, returning to the normal range in 1996, as a result of purchasing a block of business in late 1995. The assumption of this business caused an increase in 1995 year-end reserves. No allowance is made for special transactions such as this in the calculation of this ratio.

  Non-admitted Assets to Admitted Assets--This ratio measures the degree to which a company has acquired assets which cannot be carried on its statutory balance sheet. American Income's ratio of 11% in 1996 and in 1995 was due to a large amount of agent balances that arose from commissions that are advanced to agents when a policy is submitted. Due to the growth of American Income's business, these advances have grown and caused a variance in this particular ratio. Agents balances due to American Income are fully recognized as assets in Torchmark's consolidated financial statements.

  Risk Based Capital. The NAIC requires a risk based capital formula be applied to all life and health insurers. The risk based capital formula is a threshold formula rather than a target capital formula. It is designed only to identify companies that require regulatory attention and is not to be used to rate or rank companies that are adequately capitalized. All of the insurance subsidiaries of Torchmark are adequately capitalized under the risk based capital formula.

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

                                   PERSONNEL

  At the end of 1997, Torchmark had 2,307 employees and 2,474 licensed employees under sales contracts. Additionally, approximately 52,000 independent and exclusive agents and brokers, who were not employees of Torchmark, were associated with Torchmark's marketing efforts.

                              ITEM 2. REAL ESTATE

  Torchmark, through its subsidiaries, owns or leases buildings that are used in the normal course of business. Liberty owns a 487,000 square foot building at 2001 Third Avenue South, Birmingham, Alabama which currently serves as Liberty's, UILIC's, and Torchmark's home office. Liberty leases approximately 160,000 square feet of this building to unrelated tenants. Liberty also operates from 60 company-owned district office buildings used for agency sales personnel.

  United American owns and is the sole occupant of a 140,000 square foot facility, located in the Stonebridge Ranch development in McKinney, Texas (a North Dallas suburb).

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

  Liberty, Globe, and W&R also lease district office space for their agency sales personnel. All of the other Torchmark companies lease their office space in various cities in the U.S.

  A Torchmark subsidiary, Torchmark Development Corporation ("TDC"), as a part of a joint venture with unaffiliated entities, is developing 3,300 acres as a planned community development known as Liberty Park, which is located along Interstate 459 in Birmingham, Alabama.

  During 1997, the income producing office buildings owned by TDC, Globe and W&R were contributed into TMK Income Properties, L.P. ("TIP"), a partnership which is wholly-owned by Torchmark subsidiaries. These properties include: 1.) a 300,000 square foot office building at 204 North Robinson, Oklahoma City, of which Globe occupies 56,000 square feet as its home office and the remaining space is either leased or available for lease; 2.) a 330,000 square foot office building complex at 14000 Quail Springs Parkway Plaza Boulevard, Oklahoma City, which is 100% leased; 3.) an 80,000 square foot office building at 120 Robert S. Kerr Avenue, Oklahoma City, which is available for lease; 4.) three office buildings in suburban Kansas City totaling 120,000 square feet which are 99% leased; 5.) five office buildings in Liberty Park in suburban Birmingham, Alabama containing approximately 450,000 square feet which are 90% leased. In addition, TIP has the following development projects underway: 1.) 6329 Glenwood in suburban Kansas City, a 64,542 square foot office building which is 75% pre-leased and scheduled for completion in May, 1998; 2.) River Village, a 46,000 square foot expansion to an existing facility in LIberty Park in Birmingham which is 100% pre-leased to an affiliated party; 3.) Urban Center Building 1200, also in Liberty Park, a 184,000 square foot office building which is 90% pre-leased and scheduled for completion in January, 1999.

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

  Year 2000 Compliance. Existing computer programs of many businesses were developed with a two-digit year identification without consideration of the upcoming change in century or millenium in the year 2000. Without addressing this issue, many computer programs could fail or produce erroneous results, creating considerable uncertainty and potentially adversely affecting the operations of a business.

  Torchmark has been in the process of modifying its computer system and applications for the year 2000. It is expected that the project will be substantially completed during 1998 and that final testing will be conducted in 1999. Torchmark is utilizing primarily internal staff for this conversion but is also using outside consultants where necessary. The cost of this project, which is immaterial to Torchmark, has been and will be expensed in each period in which it incurred.

  As a part of its activities, Torchmark is engaged electronically with third-party financial institutions and other various organizations which may have computer systems which are not year 2000 compliant. To the degree possible, Torchmark is verifying that these third party business systems are currently compliant or are in the process of becoming compliant. To the extent these systems are not compliant, there is no assurance that the potential interruptions or cost to Torchmark may not be significant.

                           ITEM 3. LEGAL PROCEEDINGS

  Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a defendant. As a practical matter, a jury's discretion regarding the amount of a punitive damage award is not limited by any clear, objective criteria under Alabama law. Accordingly, the likelihood or extent of a punitive damage award in any given case is virtually impossible to predict. As of December 31, 1997, Liberty was a party to approximately 198 active lawsuits (including 28 employment related cases and excluding interpleaders and stayed cases), more than 170 of which were Alabama proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

  As previously reported, Torchmark, its insurance subsidiaries Globe and United American, and certain Torchmark officers were named as defendants in purported class action litigation filed in the District Court of Oklahoma County, Oklahoma (Moore v. Torchmark Corporation, Case No. CJ-94-2784-65, subsequently amended and restyled Tabor v. Torchmark Corporation). This suit claims damages on behalf of individual health policyholders who are alleged to have been induced to terminate such policies and to purchase Medicare Supplement and/or other insurance coverages. This case remains in the discovery proceeding status. On February 6, 1998, the defendants renewed their motion to dismiss the class claims for failure to prosecute.

  As previously reported, a purported class action was filed in 1995 against Liberty in the Circuit Court of Jefferson County, Alabama on behalf of Liberty cancer policyholders eligible for Medicare who submitted claims during an approximate two month period in 1993 alleging improper payment practices (Adkins v. Liberty National Life Insurance Company, Case No. CV-95-5634). Liberty had discontinued the payment practices which were the subject of this litigation after two months in 1993 and recalculated and repaid all claims in full as it had prior to the two month period together with interest. In July, 1996, the Court entered a class certification order. Liberty subsequently filed a petition for writ of mandamus or prohibition with the Alabama Supreme Court asserting abuse of discretion by the trial court in certifying the Adkins class. The Alabama Supreme Court issued the writ of mandamus on August 19, 1996. In January, 1998, Liberty filed a motion for summary judgment and a motion to decertify the class in Adkins. On February 4, 1998, the Jefferson County Circuit Court granted Liberty's motion for summary judgment.

  It has been previously reported that Liberty was a party to 53 individual cases filed in Chambers County, Alabama involving allegations that an interest-sensitive life insurance policy would become paid-up or self-sustaining after a specified number of years. Only four of these cases remain pending with all others having been settled and dismissed by the Chambers County Circuit Court.

  Prior filings have reported that the Mobile County, Alabama Circuit Court had ordered a reduction to $37,500 of the $5.0 million judgment against Liberty in Strickland v. Liberty National Life Insurance Company, Case No. CV-95-1399. This order was appealed by the plaintiffs to the Alabama Supreme Court, which affirmed the lower court's decision on February 13, 1998.

  It has been previously reported that Torchmark, its subsidiaries United American and Globe and certain individual corporate officers are parties to purported class action litigation filed in April, 1996 in the U.S. District Court for the Northern District of Georgia (Crichlow v. Torchmark Corporation, Case No. 4:96-CV-0086-HLM) involving certain hospital and surgical insurance policies issued by Globe and United American. In September, 1997, the U.S. District Court entered an order granting summary judgment against the plaintiffs on certain issues and denying national class certification, although indicating that plaintiffs could move for certification of a state class of Georgia policyholders. In December 1997, plaintiffs moved for the certification of a state class of Georgia policyholders. Discovery is proceeding on the remaining claims for breach of contract and the duty of good faith arising from closure of the block of business and certain post claim matters as well as fraud and conspiracy relating to pricing and delay in implementing rate increases.

  As previously reported, Liberty is a party to two lawsuits alleging that a class of persons were insured under Liberty cancer policies when Liberty knew that such persons were not entitled to retain any benefits under these policies, one of which was filed in 1996 in the Circuit Court of Jefferson County, Alabama (Harris v. Liberty National Life Insurance Company, Case No. CV-96-01836) and the other in the Circuit Court of St. Clair County, Alabama (Gentry v. Liberty National Life Insurance Company, Case No. CV-97-61). The St. Clair County Circuit Court conditionally certified a class in Gentry while the Jefferson County Circuit Court stayed the Harris case pending resolution of the Gentry case and did not certify a class in Harris. Plaintiffs in Harris then filed a petition for a writ of mandamus with the Alabama Supreme Court in Gentry seeking to preserve the class claims in their action in the Jefferson County Circuit Court. On January 30, 1998, the Alabama Supreme Court issued the writ of mandamus to the St. Clair County Circuit Court in the Gentry case. On February 20, 1998, Liberty filed a motion to dismiss the class claims in the Gentry case with the St. Clair County Circuit Court.

  Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, contingent liabilities arising from threatened and pending litigation are not presently considered by management to be material. It should be noted, however, that large punitive damage awards bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly in Alabama, continue to occur, creating the potential for unpredictable material adverse judgments in any given punitive damage suit.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.

                                    PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                                    MATTERS

  The principal market in which Torchmark's common stock is traded is the New York Stock Exchange. There were 7,059 shareholders of record on December 31, 1997, excluding shareholder accounts held in nominee form. On August 1, 1997, Torchmark paid a 100% stock dividend to its common shareholders of record on July 1, 1997. All market prices and dividends per share have been adjusted to reflect the 100% stock dividend. Information concerning restrictions on the ability of Torchmark's subsidiaries to transfer funds to Torchmark in the form of cash dividends is set forth in Note 14--Shareholders' Equity in the Notes to the Consolidated Financial Statements. The market price and cash dividends paid by calendar quarter for the past two years are as follows:

                                       1997
                                   MARKET PRICE
                                   ------------
                                                                                       DIVIDENDS
         QUARTER               HIGH                         LOW                        PER SHARE
         -------             --------                     --------                     ---------
            1                $30.9375                     $25.0000                      $ .1450
            2                 36.7188                      26.2500                        .1450
            3                 41.6250                      34.8125                        .1450
            4                 42.8125                      35.1875                        .1500

Year-end closing
price.................$42.1875

                                       1996
                                   MARKET PRICE
                                   ------------
                                                                                       DIVIDENDS
         QUARTER               HIGH                         LOW                        PER SHARE
         -------             --------                     --------                     ---------
            1                $24.9375                     $21.2500                      $ .1450
            2                 22.6250                      20.5000                        .1450
            3                 23.1250                      20.1250                        .1450
            4                 26.0625                      22.7500                        .1450

Year-end closing
price.................$25.2500

ITEM 6. SELECTED FINANCIAL DATA

  The following information should be read in conjunction with Torchmark's Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:

          (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND PERCENTAGE DATA)

                             1997         1996         1995         1994           1993
YEAR ENDED DECEMBER 31,   -----------  -----------  -----------  -----------    -----------
Premium Revenue:
 Life...................  $   909,992  $   854,897  $   772,257  $   601,633    $   555,859
 Health.................      739,485      732,618      754,983      773,375        804,605
 Other .................       28,527       22,404       19,043       13,866        132,446
  Total.................    1,678,004    1,609,919    1,546,283    1,388,874      1,492,910
Net investment income...      433,617      404,608      381,865      347,637        368,494
Financial services
 revenue................      206,785      184,295      152,482      139,276        137,422
Realized investment
 gains (losses).........      (36,979)       5,829      (14,323)      (2,551)         8,009
Total revenue...........    2,282,450    2,205,810    2,067,482    1,875,337      2,066,846
Net income from
 continuing operations..      337,743      318,509      271,945      263,814        242,298
Net income..............      337,743      311,372      143,235      268,946        297,979
Net income available to
 common shareholders....      337,743      311,372      143,235      268,142        294,690
Annualized premium
 issued:
 Life...................      230,379      214,741      217,988      149,833        128,433
 Health.................      106,853      100,981      103,491      122,663        177,701
  Total.................      337,232      315,722      321,479      272,496        306,134
Mutual fund collections.    1,513,797    1,497,259    1,182,594    1,180,477      1,237,747
Per common share:
 Basic:
  Net income............         2.43         2.19         1.00         1.86           2.00
  Net operating
   income(1)............         2.60         2.21         1.97         1.87           1.72
  Net income from
   continuing
   operations...........         2.43         2.24         1.90         1.82           1.63
  Cash dividends paid...          .59          .58          .57          .56            .54
 Diluted:
  Net income............         2.39         2.17          .99         1.85           1.98
  Net operating
   income(1)............         2.56         2.19         1.95         1.85           1.70
  Net income from
   continuing
   operations...........         2.39         2.22         1.89         1.81           1.61
Return on average common
 equity excluding effect
 of SFAS 115 and
 discontinued
 operations.............         21.2%        20.5%        18.5%        19.7%          21.3%
Basic average shares
 outstanding............      139,202      142,460      143,188      144,191        147,003
Diluted average shares
 outstanding............      141,431      143,783      144,228      145,192        148,706
-------------------------------------------------------------------------------

                             1997         1996         1995         1994           1993
AS OF DECEMBER 31,        -----------  -----------  -----------  -----------    -----------
Cash and invested assets
 (2)....................  $ 6,664,566  $ 6,049,629  $ 5,874,037  $ 5,036,211    $ 5,200,588
Total assets............   10,967,291    9,800,800    9,364,104    8,165,244      7,441,185
Short-term debt.........      347,152       40,910      189,372      250,116        107,108
Long-term debt..........      564,298      791,880      791,988      791,518        791,090
Shareholders' equity....    1,932,736    1,629,343    1,588,952    1,242,603      1,417,255
 Per common share (3)...        13.80        11.69        11.09         8.69           9.40
 Per common share
  excluding effect of
  SFAS 115..............        12.90        11.42        10.16         9.65           8.65
Annualized premium in
 force:
  Life..................    1,007,379      946,525      869,366      796,955(4)     612,656
  Health................      762,052      748,153      759,059      812,371(4)     828,332
  Total.................    1,769,431    1,694,678    1,628,425    1,609,326      1,440,988
Assets under management
 at W&R.................   23,417,200   19,069,700   18,489,200   14,497,700     14,439,800

-------------------------------------------------------------------------------
(1) Excludes realized investment gains (losses), the related adjustment to deferred acquisition costs, and discontinued operations.
(2) Includes accrued investment income.
(3) Computed after deduction of preferred shareholders' equity.
(4) Annualized life premium in force includes $144 million, and annualized health premium in force includes $37 million, representing the business acquired in the acquisition of American Income Life Insurance Company in 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Torchmark cautions readers regarding certain forward-looking statements contained in the following discussion and elsewhere in this document, and in any other statements made by, or on behalf of Torchmark whether or not in future filings with the Securities and Exchange Commission ("SEC"). Any statement that is not a historical fact, or that might otherwise be considered an opinion or projection concerning Torchmark or its business, whether express or implied, is meant as and should be considered a forward-looking statement. Such statements represent management's opinions concerning future operations, strategies, financial results or other developments.

  Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond Torchmark's control. If these estimates or assumptions prove to be incorrect, the actual results of Torchmark may differ materially from the forward-looking statements made on the basis of such estimates or assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, which may be national in scope, related to the insurance industry generally, or applicable to Torchmark specifically. Such events or developments could include, but are not necessarily limited to, deteriorating general economic conditions leading to increased lapses and/or decreased sales of Torchmark's policies, changes in governmental regulations (particularly those impacting taxes and mandates for health insurance products), financial markets trends that adversely affect sales of Torchmark's market-sensitive products, interest rate changes that adversely affect product sales and/or investment portfolio yield, increased pricing competition, adverse regulatory developments and adverse litigation results. Readers are also directed to consider other risks and uncertainties described in other documents filed by Torchmark with the SEC.

  The following should be read in conjunction with the Selected Financial Data and Torchmark's Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

                             RESULTS OF OPERATIONS

  Per share net operating income for Torchmark was $2.60 for the year 1997, increasing 18% over 1996 per share earnings of $2.21, reflecting solid growth in both Torchmark's insurance and asset management segments. Net operating income is income from continuing operations excluding realized investment gains and losses and the related adjustment to deferred acquisition costs. All per share amounts have been restated for prior periods to reflect the two-for-one stock split paid in the form of a dividend on Torchmark shares in the third quarter of 1997. Net operating income rose 13% in 1996 over 1995 per-share earnings.

  Torchmark's net income from continuing operations grew 6% in the 1997 period. On a per-share basis, net income from continuing operations was $2.43 in 1997, compared with $2.24 in 1996 and $1.90 in 1995, rising 8% and 18% in each of the years 1997 and 1996, respectively. Realized investment losses were $37 million in 1997, compared with a gain of $6 million in 1996, resulting primarily from the intentional sale of fixed-maturity investments at a loss to offset current and prior year taxable gains. Realized investment losses for 1995 included a $15 million after-tax, or $.10 per share, writedown of an investment in Southwestern Life Corporation, which filed for Chapter 11 bankruptcy protection in the third quarter of 1995.

  Net income in both 1996 and 1995 were negatively affected by Torchmark's decision to dispose of its energy segment and to exit the energy industry in late 1995. In accordance with this decision, the net assets and results attributable to this segment were reflected as discontinued operations in Torchmark's financial statements. Disposition of the energy segment was completed on September 30, 1996, and resulted in an after-tax loss of $7 million or $.05 per share. Additionally, in conjunction with Torchmark's decision to dispose of this segment in 1995, Torchmark wrote down its investment in a coalbed methane gas development to the investment's estimated net realized value because increased production difficulties led to downward revisions to engineering reserve estimates. The writedown amounted to an after-tax charge of $130 million, or $.91 per share in 1995. For more information on the disposition of the energy segment, see "Disposal of Energy Segment" on page 30 of this report.

  During 1997, the FASB issued Statement 128, Earnings per Share, which requires all companies to report earnings per share on both a basic and diluted basis. Per share net income and net operating income described herein are reported as basic earnings per share unless specifically designated otherwise. Diluted earnings per share takes into account Torchmark's outstanding stock options and treats them as if they had been exercised and converted to shares outstanding, with the proceeds from the exercise used by Torchmark to buy shares. Diluted net income per share was $2.39 in 1997, increasing 10% over 1996 net income per share of $2.17. Diluted net operating income per share was $2.56 in 1997, compared with $2.19 in 1996, an increase of 17%. Per share net operating income on a diluted basis was $1.95 in 1995.

  Revenues in 1997 were $2.28 billion, growing 3% over 1996 revenues of $2.21 billion. After adjustment for the above-mentioned realized investment gains and losses in both 1997 and 1996, revenues gained 5% in 1997. Total premium increased $68 million or 4% in 1997, accounting for 57% of the $119 million increase in total revenues excluding realized gains and losses. Life insurance premium increased $55 million, or 6%. Life premium accounted for 46% of the increase in adjusted total revenues. Financial services revenue climbed 12% and net investment income increased 7%. Financial services revenue is derived from the asset management operations and activities of W&R.

  Torchmark's revenues in 1996 gained 7% over 1995 revenues of $2.07 billion. Again, life insurance premium income was the largest contributor to revenue growth, rising 11% and accounting for $83 million of the $138 million in revenue growth. Financial services revenues gained 21%, comprising 23% of Torchmark's total revenue growth in 1996. Other operating expenses as a percentage of total revenues continue to decline. These expense ratios were 6.95% in 1997, 6.99% in 1996, and 7.04% in 1995. Lower litigation costs at Liberty, Torchmark's Alabama insurance subsidiary, have aided this decline. In 1997, expenses include a one-time $6.8 million charge related to system outsourcing in the asset management operations. The components of Torchmark's revenues and operations are described in more detail in the discussion of segments and investments found on pages 17 through 28 of this report.

  The effective tax rate for Torchmark was 35.0% in 1997, compared with 36.5% in 1996 and 36.8% in 1995. The 1997 decline was the result of a recovery of state income taxes from a unitary filing for 1997. Without this one-time recovery, Torchmark's effective tax rate would have been 36.1% in 1997.

  The equity in earnings of affiliate represents Torchmark's approximately 27% ownership in Vesta Insurance Group, Inc. ("Vesta"), a property-casualty insurance carrier formerly wholly-owned by Torchmark. Torchmark's earnings from this investment have grown in each of the years presented and in 1997 rose 22%.

                                   INSURANCE

  Insurance operating income is the pretax income of Torchmark's insurance segment, exclusive of realized investment gains and losses and the related adjustment to deferred acquisition costs. Insurance operating income is comprised of underwriting income and excess investment income, which is the income from investment operations less the interest cost attributable to net policy liabilities. The following table is a summary of Torchmark's insurance operating income.

                     SUMMARY OF INSURANCE OPERATING INCOME
                         (Dollar amounts in thousands)

                                1997              1996              1995
                           ----------------  ----------------  ----------------
                                      % OF              % OF              % OF
                            AMOUNT    TOTAL   AMOUNT    TOTAL   AMOUNT    TOTAL
                           ---------  -----  ---------  -----  ---------  -----
Insurance underwriting
 income before other
 income and administra-
 tive expenses:
  Life...................  $ 246,688   60.5%   227,693   58.0%   210,483   56.1%
  Health.................    141,540   34.7    148,097   37.8    150,385   40.1
  Annuity................     19,330    4.8     16,480    4.2     13,812    3.7
  Other..................          7    0.0         18    0.0        229    0.1
                           ---------         ---------         ---------
 Total ..................    407,565  100.0%   392,288  100.0%   374,909  100.0%
                                      =====             =====             =====
 Other income............      3,141             2,936             3,111
 Administrative expenses.   (104,220)         (110,029)         (110,850)
                           ---------         ---------         ---------
Insurance underwriting
 income..................    306,486           285,195           267,170
Excess investment income:
 Net investment income*..    455,077           413,917           396,208
 Required interest on net
  policy liabilities.....   (208,536)         (202,852)         (189,787)
                           ---------         ---------         ---------
                             246,541           211,065           206,421
                           ---------         ---------         ---------
Insurance operating in-
 come....................  $ 553,027         $ 496,260         $ 473,591
                           =========         =========         =========

--------
*Tax equivalent basis (Net investment income for insurance operations only, before intercompany eliminations)

  Torchmark's insurance operating income rose 11% in 1997 to $553 million from $496 million, compared with a 5% gain in 1996. The 1997 acceleration in growth was primarily caused by a $35 million increase in excess investment income and a $19 million gain in life insurance underwriting income. A reduction in operating expenses in 1997 of approximately $6 million was also a factor. The expense decline was largely a result of lower legal and litigation costs at Liberty.

  In recent years, Torchmark has emphasized the sale of life insurance products relative to health insurance because of higher profit margins associated with life business. Also, the greater asset base from the higher level of reserves required on life business allows Torchmark the opportunity to increase investment income. This emphasis is evidenced by the growth in life underwriting income relative to that of health. In 1997, life underwriting income (before other income and administrative expenses) was 61% of total underwriting income before expenses, compared with 58% in 1996 and 56% in 1995. Health insurance underwriting income declined from 40% in 1995 to 38% in 1996 and 35% in 1997.

  Following is a discussion of each of Torchmark's major product groups and a discussion of Torchmark's distribution channels.

  Life insurance. Life insurance premium increased 6% in 1997 to $910 million from $855 million in 1996. Life premium rose 11% for the year 1996. Sales of life insurance, in terms of annualized premium, were $230 million in 1997, growing 7% over 1996 sales of $215 million. This compares with a 1% decline in 1996 sales relative to 1995. Annualized premium sold in 1995 was $218 million.

  Annualized life insurance premium in force was $1.01 billion at December 31, 1997, climbing over the $1 billion milestone for the first time in its history. Annualized premium in force grew 6% in 1997 from $947 million at year-end 1996. Annualized life premium in force rose 9% during 1996 from $869 million. Annualized premium in force and issued data includes amounts collected on certain interest-sensitive life products which are not recorded as premium income but excludes single-premium income and policy account charges.

  Life insurance products are marketed through a variety of different distribution channels. The following table presents life insurance premium by distribution method during each of the three years ended December 31, 1997.

                                LIFE INSURANCE
                        Premium by Distribution Method
                         (Dollar amounts in thousands)

                                     1997            1996            1995
                                --------------  --------------  --------------
                                         % OF            % OF            % OF
                                 AMOUNT  TOTAL   AMOUNT  TOTAL   AMOUNT  TOTAL
                                -------- -----  -------- -----  -------- -----
United American Independent
 Agency........................ $ 36,810   4.0% $ 33,404   3.9% $ 28,305   3.7%
United American Exclusive
 Agency........................   18,243   2.0    15,767   1.8    10,713   1.4
Direct Response................  195,393  21.5   171,983  20.1   149,141  19.3
Liberty National Exclusive
 Agency........................  280,519  30.8   279,637  32.7   275,089  35.6
American Income Exclusive
 Agency........................  190,681  20.9   173,700  20.3   153,914  19.9
Military Independent Agency....   79,631   8.8    71,223   8.3    45,512   5.9
United Investors Exclusive
 Agency........................   77,986   8.6    73,836   8.6    69,498   9.0
Other..........................   30,729   3.4    35,347   4.3    40,085   5.2
                                -------- -----  -------- -----  -------- -----
                                $909,992 100.0% $854,897 100.0% $772,257 100.0%
                                ======== =====  ======== =====  ======== =====

  Direct response marketing is conducted through direct mail, co-op mailings, television and consumer magazine advertising, and direct mail solicitations endorsed by groups, unions and associations. The direct response operation is a profitable distribution channel for Torchmark characterized by lower acquisition costs than Torchmark's other agency-based marketing systems. This operation has grown rapidly. In 1997, it had Torchmark's highest growth in life insurance premium in both dollar amount and percentage increase, and accounted for over 21% of Torchmark's life insurance premium. Direct response premium was $195 million in 1997, increasing 14% over 1996 premium of $172 million. Direct response life premium in 1996 grew 15% over 1995 premium of $149 million. Direct response annualized premium issued increased 28% in 1997 to $79 million. Annualized premium in force grew 15% in 1997 to $233 million, after having increased 12% in 1996.

  The increase in life insurance issued by direct response in 1997 was a result of several expanded programs, including the expansion of the program that solicits sales from previous inquirers who did not buy. Also, co-op mailings were expanded.

  The direct response operation is also testing new markets to increase future sales. For example, the sale of policies with higher face amounts was tested in early 1998 with favorable results.

  The Liberty National Exclusive Agency distribution system accounted for the largest portion of life insurance premium income in each of the three years presented, with 1997 premium of $281 million representing 31% of Torchmark's total life premium. Liberty's annualized life premium in force was $299 million at year-end 1997, compared with $298 million and $297 million at year-ends 1996 and 1995, respectively. Life premium sales, in terms of annualized premium issued, declined 5% during 1997 to $43 million and 6% during 1996 to $45 million. This agency has completed the transition from a debit-style renewal premium collection system to a direct bill or bank-draft collection system. As a result, the transition away from debit-style sales led to a decline in the number of sales agents during the transition period of 1994 through 1996. New agent recruiting programs were implemented late in 1996, resulting in the number of sales agents increasing slightly from year-end 1996 to a total of 1,750 at year-end 1997. The number of first year agents increased from 625 at year-end 1996 to 754 at year-end 1997. During 1997 new training programs were implemented to improve the retention of newly recruited agents beyond their first year anniversaries which should further enhance sales growth. Management believes that continual recruiting of new agents and retention of productive agents are critical to the continued growth of sales in controlled agency distribution systems.

  Life insurance is distributed through a nationwide independent agency whose sales force is comprised of former commissioned and non-commissioned military officers who sell exclusively to commissioned and non-commissioned military officers and their families. This business is comprised of whole life products with term insurance riders. The quality of the business produced by this agency is outstanding, and is characterized by extremely low lapse rates. Life premium income from this distribution system grew 12% to $80 million in 1997. Premium in 1996 rose 56% to $71 million, up $26 million from 1995. The 1996 increase resulted primarily from the acquisition from another carrier of a block of business with $21 million of annualized premium in force produced by the military agency. In the past, this agency has produced business through Liberty, but beginning in 1997, additional sales were produced by Globe. Production in the military distribution system almost doubled in 1997, with sales of annualized premium of $16 million, compared with $8 million in 1996. Annualized premium in force was $86 million at year-end 1997, an increase of 16% over 1996 annualized premium of $74 million. Premium in force for 1996 rose 53% from $48 million in 1995, largely a result of the acquired block of business.

  The American Income Agency is a distribution system that focuses on members of labor unions, credit unions, and other associations for its life insurance sales. At December 31, 1997, premium from this system accounted for 21% of Torchmark's total life premium. It is a high margin business characterized by lower policy obligation ratios. American Income's premium rose 10% in 1997 to $191 million, after having risen 13% in 1996 to $174 million. Annualized premium was $203 million at year-end 1997, rising 8% in 1997 and 11% in 1996. Sales in terms of annualized premium issued were $55 million in 1997, compared with $54 million in 1996 and $51 million in 1995.

  The United Investors exclusive agency is made up of W&R sales representatives, and accounts for approximately 9% of Torchmark's life premium. This agency markets the life insurance products of UILIC, and will continue to do so after the planned spin-off of W&R. (See Initial Public Offering and Planned Spin-off of the Asset Management Segment on page 30 of this report). Premium income rose 6% in both 1997 and 1996, and was $78 million in 1997. Annualized premium in force was $89 million at year-end 1997, growing 5%.

  The United American independent and captive agencies represent about 6% of Torchmark's life premium on a combined basis. The exclusive agency had 16% growth in premium in 1997 to $18 million, but had 47% growth in premium in 1996. The independent agency experienced a premium increase of 10% in 1997 with premium of $37 million. Premium from this agency rose 18% in 1996.

                                LIFE INSURANCE
                              Summary of Results
                         (Dollar amounts in thousands)

                               1997              1996              1995
                         ----------------- ----------------- -----------------
                                    % OF              % OF              % OF
                          AMOUNT   PREMIUM  AMOUNT   PREMIUM  AMOUNT   PREMIUM
                         --------  ------- --------  ------- --------  -------
Premium and policy
 charges................ $909,992   100.0% $854,897   100.0% $772,257   100.0%
Policy obligations......  591,867    65.0   558,436    65.3   507,444    65.7
Required reserve
 interest............... (221,668)  (24.4) (209,126)  (24.4) (194,733)  (25.2)
                         --------   -----  --------   -----  --------   -----
 Net policy obligations.  370,199    40.6   349,310    40.9   312,711    40.5
Amortization of
 acquisition costs......  155,797    17.1   146,164    17.1   126,695    16.4
Commissions and premium
 taxes..................   55,348     6.1    54,182     6.3    50,994     6.6
Required interest on
 deferred acquisition
 costs..................   81,960     9.0    77,548     9.1    71,374     9.2
                         --------   -----  --------   -----  --------   -----
 Total expense..........  663,304    72.8   627,204    73.4   561,774    72.7
                         --------   -----  --------   -----  --------   -----
Insurance underwriting
 income before other
 income and
 administrative
 expenses............... $246,688    27.2% $227,693    26.6% $210,483    27.3%
                         ========   =====  ========   =====  ========   =====

  Torchmark's insurance underwriting income as a percentage of premium was approximately 27% in each of the years presented, with 1997 showing a slight improvement over 1996. Stronger persistency has contributed to Torchmark's life insurance profitability and stability in margins. Persistency is beneficial to margins because it lowers the rate of amortization of acquisition costs and increases profits as the premium life is extended. Persistency improvements have resulted over the past few years from a variety of factors, including the previously-mentioned changes in the Liberty National Exclusive Agency marketing system. Another contributing factor to improved persistency in life business is a higher proportion of premium from the military distribution system, which has a very low lapse rate.

  Health Insurance. Torchmark markets its health insurance products through several of its distribution channels. The following table indicates health insurance premium income during each of the three years ended December 31, 1997 by distribution method.

                               HEALTH INSURANCE
                        Premium by Distribution Method
                         (Dollar amounts in thousands)

                                      1997            1996            1995
                                 --------------  --------------  --------------
                                          % OF            % OF            % OF
                                  AMOUNT  TOTAL   AMOUNT  TOTAL   AMOUNT  TOTAL
                                 -------- -----  -------- -----  -------- -----
United American Independent
 Agency........................  $428,775  58.0% $440,862  60.2% $466,751  61.8%
United American Exclusive Agen-
 cy............................   132,426  17.9   124,037  16.9   123,264  16.3
Direct Response................     6,467   0.9     3,519   0.5       956   0.1
Liberty National Exclusive
 Agency........................   125,701  17.0   120,028  16.4   122,722  16.3
American Income Exlusive Agen-
 cy............................    46,116   6.2    44,172   6.0    41,290   5.5
                                 -------- -----  -------- -----  -------- -----
                                 $739,485 100.0% $732,618 100.0% $754,983 100.0%
                                 ======== =====  ======== =====  ======== =====

  Health insurance premium rose 1% in 1997 to $739 million, giving Torchmark its first year-over-year increase in health premium since 1993. Health premium declined 3% in 1996 from $755 million to $733 million. Annualized premium in force for health insurance grew 2% to $762 million at December 31, 1997, over the prior year-end balance of $748 million. Health premium in force declined 1% in 1996. Sales of health premium, in terms of annualized premium issued, were $107 million in 1997, gaining 6% over 1996 sales of $101 million. The 1997 gains in both annualized health premium in force and annualized premium issued were Torchmark's first year-over-year increases in each respective category in five years.

  Health products sold by Torchmark insurance companies include Medicare Supplement insurance, cancer insurance, long-term care, and other under-age-65 limited-benefit supplemental medical and hospitalization products. As a percentage of annualized health premium in force at December 31, 1996, Medicare Supplement accounted for 69%, cancer 18%, and other health products 13%. Medicare Supplement's annualized premium in force was $522 million at December 31, 1997. Torchmark's Medicare Supplement sales and premium in force base have stabilized from the declines experienced in the last few years.

  In recent years, pressure on Medicare Supplement sales has come from federal mandates implemented in 1992 that substantially reduced allowable first year agents' commissions. As a result, many independent agencies that previously accounted for most of Torchmark's sales of this product left the Medicare Supplement market, adversely affecting sales. Torchmark has implemented certain measures to offset the decline. Medicare Supplement products are now primarily sold by the United American exclusive agency, which is less subject to the financing pressures of independent agencies. Further, very cost-efficient sales leads for this agency are provided by Torchmark's direct response operation. This agency also benefits from the low cost, highly service-oriented back office administration which frees agents to devote full time to sales. In the last few years the primary competition affecting Medicare Supplement sales has come from Medicare health maintenance organizations ("HMOs"), the managed care alternative to traditional fee-for-service Medicare. However, during the last year, growing public dissatisfaction with HMO service, and increased federal regulatory pressures on HMOs, appear to be making Medicare HMOs a less attractive alternative. While 1997 Medicare Supplement sales were down slightly, from $66 million in 1996 to $65 million, sales in the second half of 1997 increased 6% over the first half of the year.

  Cancer insurance had the greatest percentage growth in 1997 in terms of annualized premium in force, gaining 15% from $119 million to $138 million. This compared with 4% growth in 1996. Annualized premium issued for this product line was $11 million in each of the years 1995 through 1997. Cancer business is written primarily by the Liberty National Agency, which had $116 million, or 85% of total cancer annualized premium in force at December 31, 1997. Premium growth has been attained primarily through premium rate increases to offset increased healthcare costs.

  Annualized premium in force for other health products declined 2% in 1997 to $102 million, after declining 8% in 1996. Sales increased in 1997, however, with annualized premium issued rising 26% to $31 million. A large factor in the 1997 sales increase is increased issue of a limited-benefit hospital-surgical product sold by the United American Independent Agency.

                               HEALTH INSURANCE
                              Summary of Results
                         (Dollar amounts in thousands)

                                1997              1996              1995
                          ----------------- ----------------- -----------------
                                     % OF              % OF              % OF
                           AMOUNT   PREMIUM  AMOUNT   PREMIUM  AMOUNT   PREMIUM
                          --------  ------- --------  ------- --------  -------
Premium.................. $739,485   100.0% $732,618   100.0% $754,983   100.0%
Policy obligations.......  462,967    62.6   448,346    61.2   454,107    60.2
Required reserve inter-
 est.....................  (21,644)   (2.9)  (26,137)   (3.6)  (26,139)   (3.5)
                          --------   -----  --------   -----  --------   -----
Net policy obligations...  441,323    59.7   422,209    57.6   427,968    56.7
Amortization of acquisi-
 tion costs..............   58,473     7.9    63,150     8.6    69,698     9.2
Commissions and premium
 taxes...................   87,069    11.8    87,687    12.0    94,624    12.5
Required interest on de-
 ferred acquisition
 costs...................   11,080     1.5    11,475     1.6    12,308     1.7
                          --------   -----  --------   -----  --------   -----
 Total expense...........  597,945    80.9   584,521    79.8   604,598    80.1
                          --------   -----  --------   -----  --------   -----
Insurance underwriting
 income before other
 income and
 administrative expenses. $141,540    19.1% $148,097    20.2% $150,385    19.9%
                          ========   =====  ========   =====  ========   =====

  Health insurance underwriting income before other income and administrative expenses declined 4% in 1997, despite increased premium, due to increased net policy obligations. As a percentage of health insurance premium, underwriting income before other income and administrative expenses declined approximately 1% in 1997 after a slight increase in 1996. Fluctuations in health insurance margins are common, resulting from inevitable short term timing differences due to the periodic nature of obtaining rate increase approvals from regulatory authorities and the pre-existing health care cost inflation that justifies such rate increases. To the extent that management is able to obtain timely and adequate rate increases, margin fluctuations will be minimized. Inflationary cost increases in the cancer business negatively impacted margins in 1997, but significant rate increases implemented during the year should improve margins in 1998. Similarly, Medicare Supplement underwriting margins have also experienced small declines. The Federal mandate of a 65% minimum loss ratio on Medicare Supplement business and market competition make it difficult to improve underwriting margins on this product. Nonetheless, Medicare Supplement products are profitable to Torchmark because of the low operating expenses associated with it.

  Annuities. Annuity products are marketed by Torchmark to service a variety of needs, including retirement income and long-term tax-deferred growth opportunities. Annuities are sold on both a fixed and variable basis. Fixed-annuity deposits are held and invested by Torchmark and are obligations of the company. Variable-annuity deposits are invested at the policyholder's direction into his choice among a variety of mutual funds managed by W&R, which vary in degree of investment risk and return. A fixed- annuity investment account is also available as a variable annuity investment option. Investments pertaining to variable-annuity deposits are reported as "Separate Account Assets" and the corresponding deposit balances for variable annuities are reported as "Separate Account Liabilities."

  Annuity premium is added to the annuity account balance as a deposit and is not reflected in income. Revenues on both fixed and variable annuities are derived from charges to the annuity account balances for insurance risk, administration, and surrender, depending on the structure of the contract. Variable accounts are also charged an investment fee and a sales charge. Torchmark benefits to the extent these policy charges exceed actual costs and to the extent actual investment income exceeds the investment income which is credited to policyholders.

  The following table presents the annuity account balance at each year end and the annuity collections for each year for both fixed and variable annuities.

                            ANNUITY DEPOSIT BALANCES     ANNUITY COLLECTIONS
                           -------------------------- --------------------------
                               (DOLLAR AMOUNTS IN         (DOLLAR AMOUNTS IN
                                   MILLIONS)                  THOUSANDS)
                             1997     1996     1995     1997     1996     1995
                           -------- -------- -------- -------- -------- --------
Fixed..................... $1,010.4 $  974.6 $  927.9 $ 88,795 $ 87,133 $133,461
Variable..................  1,821.2  1,375.5  1,052.2  247,446  247,461  189,188
                           -------- -------- -------- -------- -------- --------
 Total.................... $2,831.6 $2,350.1 $1,980.1 $336,241 $334,594 $322,649
                           ======== ======== ======== ======== ======== ========

  Premium collections on fixed annuities were $89 million in 1997, compared with $87 million in 1996 and $133 million in 1995. The 1996 decline in fixed collections resulted from a $21 million decline in collections by the United American general agency that markets to bank customers. These collections were $76 million in 1995, a record year. Also, in 1996 Torchmark's collections on preneed annuities declined $19 million. The sale of preneed products was discontinued in late 1995. The fixed annuity balance rose in each of the periods presented, primarily because of the additional collections.

  Variable annuity collections were flat in 1997 when compared with 1996 at $247 million, but grew 31% in 1996 over 1995 collections of $189 million. The strength in financial market conditions in both 1996 and 1997 has had a positive influence on collections. However, it is believed lower capital gains rates implemented by Congress during 1997 may have been a negative factor in 1997 variable annuity sales. Torchmark's variable annuities are issued by UILIC and are sold by W&R sales representatives. Under a marketing agreement, Torchmark will continue to market its variable annuities through the W&R sales force subsequent to the planned spin-off of W&R. (See Initial Public Offering and Planned Spin-off of Asset Management Segment on page 30 of this report.) Torchmark also plans to market variable annuities through its direct response distribution system in 1998.

  The variable account balance has climbed rapidly since 1995, rising 31% in 1996 to $1.4 billion at December 31, 1996, and 32% in 1997 to $1.8 billion at year-end 1997. A strong financial market in both 1996 and 1997 was the major factor in the rise in variable account values in those years. Variable accounts are valued based on the market values of the underlying securities. The additional collections in each year also added to the balances.

                                   ANNUITIES
                              Summary of Results
                         (Dollar amounts in thousands)

                                  1997             1996             1995
                             ---------------- ---------------- ----------------
                                       % OF             % OF             % OF
                                       MEAN             MEAN             MEAN
                             AMOUNT   RESERVE AMOUNT   RESERVE AMOUNT   RESERVE
                             -------  ------- -------  ------- -------  -------
Policy charges.............. $28,528    1.1%  $22,404    1.0%  $19,049    1.1%
Investment spread...........  10,187     .4    10,957     .5    10,206     .6
                             -------   ----   -------   ----   -------   ----
 Total revenue..............  38,715    1.5    33,361    1.5    29,255    1.7
Policy obligations..........  54,074    2.1    51,320    2.4    48,012    2.8
Required reserve interest... (55,133)  (2.1)  (52,188)  (2.4)  (48,541)  (2.8)
                             -------   ----   -------   ----   -------   ----
 Net policy obligations.....  (1,059)   -0-      (868)   -0-      (529)   -0-
Amortization of acquisition
 costs......................  12,326     .5    10,606     .5     9,125     .5
Commissions and premium
 taxes......................   1,062    -0-       610    -0-       699    -0-
Required interest on
 deferred acquisition
 costs......................   7,056     .3     6,533     .3     6,148     .4
                             -------   ----   -------   ----   -------   ----
 Total expense..............  19,385     .8    16,881     .8    15,443     .9
                             -------   ----   -------   ----   -------   ----
Insurance underwriting
 income before other income
 and administrative
 expenses................... $19,330     .7%  $16,480     .7%  $13,812     .8%
                             =======   ====   =======   ====   =======   ====

  Insurance operating margins for annuities, as measured by the mean reserve, have shown a modest decline throughout the three years examined. Annuity policy charges have increased in each period. Annuity policy charges rose 27% in 1997 to $29 million, largely as a result of growth in the variable account balance. Policy charges grew 18% in 1996 to $22 million. Growth in policy charges results not only from the increase in size of the annuity account balances, but is also attributable to the increase in the number of annuity contracts in force and the cumulative effect of the growth in sales over the past few years on which the sales charge is based. The investment spread is the investment income earned in excess of policy requirements on fixed annuity contracts. As a percentage of the mean reserve, the interest spread has declined slightly in 1997 and 1996 because of the proportional decrease in size of the fixed account balance relative to the total account balance.

                               ASSET MANAGEMENT

  Torchmark's financial services operations include the marketing of 25 mutual funds, including the United Group and the W&R Group of funds through exclusive financial planners. These representatives also market a variety of insurance products of Torchmark subsidiaries. Asset management operations also involve the management of mutual fund portfolios, the management of institutional portfolios, and the servicing of customer accounts. Revenues are derived from commissions from the sale of investment and insurance products, fees for management of investment asset portfolios, and fees for servicing the accounts.

                               ASSET MANAGEMENT
                              Summary of Results
                         (Dollar amounts in thousands)

                                    1997             1996            1995
                              ---------------- ---------------- ---------------
                                        % OF             % OF            % OF
                               AMOUNT  REVENUE  AMOUNT  REVENUE AMOUNT  REVENUE
                              -------- ------- -------- ------- ------- -------
Asset management fees........ $119,514   49.0% $103,127   46.5% $85,999   46.9%
Distribution revenue.........   89,453   36.7    85,888   38.7   70,458   38.4
Service fees.................   30,867   12.6    28,419   12.8   23,528   12.8
                              --------  -----  --------  -----  -------  -----
  Financial services reve-
   nue*......................  239,834   98.3   217,434   98.0  179,985   98.1
Investment income............    4,062    1.7     4,423    2.0    3,573    1.9
                              --------  -----  --------  -----  -------  -----
  Total revenue..............  243,896  100.0   221,857  100.0  183,558  100.0
Commissions and selling ex-
 penses......................   80,342   32.9    78,797   35.5   63,882   34.8
Other expenses...............   41,080   16.9    30,365   13.7   26,014   14.2
                              --------  -----  --------  -----  -------  -----
  Total expenses.............  121,422   49.8   109,162   49.2   89,896   49.0
                              --------  -----  --------  -----  -------  -----
Pretax income................ $122,474   50.2% $112,695   50.8% $93,662   51.0%
                              ========  =====  ========  =====  =======  =====

--------
* Financial services revenue includes $33.0 million in 1997, $33.1 million in 1996, and $27.5 million in 1995 representing revenues from other Torchmark segments which are eliminated in consolidation.

  Financial services revenues rose 10% to $240 million in 1997, compared with 1996 revenues of $217 million. These revenues grew 21% in 1996 from 1995 revenues of $180 million. Financial services revenues presented in Torchmark's consolidated financial statements will not correspond to total revenues for the financial services segment presented above in the Summary of Results table because certain revenues as presented in the table are derived from other Torchmark subsidiaries and are eliminated in consolidation.

  Asset management fees of $120 million in 1997 were the largest component of financial services revenues, representing 49% of 1997 segment revenues. Asset management fees were up 16% in 1997, after having risen 20% to $103 million in 1996. Increases in these fees have occurred due to the growth in mutual fund assets and institutional assets under management, on which asset management fees are based. Average assets under management rose 12% in 1997 and 17% in 1996. Average mutual fund assets under management grew 19% in 1997. Growth in average assets under management in 1997 and 1996 resulted from two factors. First, strength in the financial markets caused increases in the values of fund securities. Secondly, new investment product sales and reinvested dividends in each period contributed to asset growth. Total assets under management were $23.4 billion at December 31, 1997, an increase over the prior year end of 23%. Total assets under management were $19.1 billion at December 31, 1996 and $18.5 billion at December 31, 1995. Mutual fund assets under management rose 20% in 1997 to $20.6 billion at year-end 1997. They rose 14% in 1996 to $17.2 billion at year end. The composition of the portfolios managed has bearing on the relationship of asset management fees to assets under management. Equity-oriented portfolios have higher fee rates than fixed-income portfolios. Therefore, asset management fees grew at a higher rate than assets under management in 1996 primarily because of a change in the type of assets under management. The total increase in assets under management for the 1996 period of $.6 billion was the result of a $2.1 billion increase in mutual fund assets partially offset by a $1.5 billion decrease in institutional assets. The mutual fund assets that were added have a higher management fee rate than the institutional assets that were lost.

  Distribution revenues are derived from the sales of both investment and insurance products and accounted for 37% of total asset management revenues. Investment product commissions represented 85% of total distribution revenues in 1997. Investment products consist of two different mutual fund groups, the W&R Funds and the United Funds. The United Funds have a front-load sales charge while the W&R Funds have a contingent deferred or back-load charge. The W&R Funds also charge a Rule 12b-1 distribution fee based on a percentage of assets under management. The commissions from insurance products and variable annuities are primarily received from Torchmark insurance subsidiaries, and are eliminated in consolidation. W&R and Torchmark have agreed that W&R will continue to market the variable annuities and insurance products of certain Torchmark insurance companies subsequent to the announced spin-off. See Initial Public Offering and Planned Spin-off of Asset Management Segment on page 30 of this report. Investment product commissions rose 5% to $76 million in 1997, after having increased 26% to $72 million in 1996. Investment product collections increased 1% in 1997 and were $1.5 billion during both 1996 and 1997. Investment product sales in 1996 climbed 27% from $1.2 billion. In 1997, sales of the United Funds in terms of mutual fund collections were $1.1 billion, rising 7% from 1996 sales of $1.0 billion. These sales rose 22% in 1996. The W&R Funds experienced a decline in 1997 sales of 23% to $176 million, but had a 44% increase in 1996 sales volume. Insurance product commission revenues were level in each year 1995 through 1997 at $14 million.

  Service fees are charged based on the number of accounts serviced. They include fees for transfer agency, custody, and accounting. Service fees rose 9% in 1997 to $31 million, after having increased 21% in 1996 to $28 million. The number of accounts serviced was 1.38 million at December 31, 1997, an increase of 5%. Accounts serviced were 1.31 million at year-end 1996 and 1.22 million at year-end 1995.

  Pretax operating income for the asset management segment rose 9% in 1997 to $122 million. Pretax income increased 20% in 1996 from $94 million. Margins for this segment have exceeded 50% in each of the periods considered. Margin improvements have resulted, in large part, from the increase in the proportion of asset management fees, which has a higher margin than other revenue sources.

  Commissions and selling expenses are the direct expenses associated with producing distribution revenue. They consist of the commissions, bonuses, and other compensation paid to the sales force as well as other marketing and promotional costs. These expenses correlate closely with distribution revenues.

  Other expenses, as a percentage of revenues, grew from 14% in 1996 to 17% in 1997. This increase was due primarily to a one-time charge in 1997 in the amount of $6.8 million which was largely related to the outsourcing of some data processing services and the discontinuance of internally-developed systems. Had this charge not been incurred, 1997 expenses would have been 14% of revenues, margins would have been 53%, and pretax income would have been $129 million.

                                  INVESTMENTS

  Torchmark's net investment income increased 7% to $434 million during the year, which follows an increase of 6% in 1996 and an increase of 10% in 1995. When adjusted for the acquisition of American Income in late 1994, however, the 1995 increase was 3%. As in the past several years, the increase in 1997 investment income primarily resulted from the continued accumulation of invested assets, which rose 8% to $6.3 billion at amortized cost by year end. Invested assets increased by 5% in 1996 and 6% in 1995. Mean invested assets at amortized cost, adjusted for the disposition of Torchmark's energy operations, were $6.1 billion in 1997, $5.7 billion in 1996, and $5.4 billion in 1995.

  Subsequent to the first quarter of 1997, interest rates declined steadily throughout the remainder of the year. Investments during 1997 of $1.66 billion were made at a tax-equivalent yield of 7.29%. This compares with investments of $1.08 billion in 1996 acquired at a tax-equivalent yield of 7.12%. Acquisitions during 1995, which were increased by several sale programs, totaled $1.87 billion. The average life of 1997 acquisitions was 13.3 years as compared with 7.8 years in the previous year and 13.4 years in 1995. Torchmark varies its maturity selection based on a number of factors including the prevailing yield curve.

  Holdings of mortgage-backed securities continue to decline as a percentage of the portfolio, due to repayments of mortgage-backs and acquisitions of other types of fixed income investments. The holdings of mortgage-backed securities represented 24% of the fixed-income portfolio at year-end 1997, as compared with 25% at year-end 1996 and 30% at year-end 1995.

  Torchmark considers its fixed-income portfolio available for sale. Therefore, it is valued at market and is subject to fluctuations as interest rates change. Falling rates during 1997 propelled the value of the fixed-income portfolio higher during the year. At year-end 1997, the portfolio had an unrealized gain of $213 million, compared with $63 million at year-end 1996 and $226 million at year-end 1995. During 1997, the portfolio yield declined slightly to 7.49% at year-end 1997, compared with 7.55% at year-end 1996 and 7.66% at year-end 1995. With the purchase of longer maturities in 1997, the average life of the portfolio increased slightly to 8.0 years at year-end 1997, compared with 7.8 years at year-end 1996 and 8.8 years at year-end 1995.

  The quality of Torchmark's fixed-income portfolio remains high. The portfolio consists of securities of which 94.5% were rated investment grade by Standard & Poors and 95.6% were rated investment grade by NAIC classification.

  With the quality and liquidity of its fixed-income investments, Torchmark can minimize the level of its short-term investments, which totaled $123 million at year-end 1997 and $85 million at year-end 1996. The following table presents investments by expected maturity.

                                                                   1997   1996
                                                                   -----  -----
      Short terms and under 1 year................................   4.3%   5.9%
      2-5 years...................................................  28.0   27.8
      6-10 years..................................................  44.3   44.5
      11-15 years.................................................  11.3   10.8
      16-20 years.................................................   3.7    4.2
      Over 20 years...............................................   8.4    6.8
                                                                   -----  -----
                                                                   100.0% 100.0%
                                                                   =====  =====

  Fixed income investments continue to represent 90% of invested assets, which causes the percentage holdings of the other types of investments to vary from the latest industry averages. The following table presents Torchmark's components of the investment portfolio compared with industry data.

                                                     TORCHMARK
                                                --------------------
                                                    AMOUNT            INDUSTRY %
                                                (IN THOUSANDS)   %       (1)
                                                -------------- -----  ----------
Investment grade and short-term bonds..........   $5,718,802    87.3%    69.0%
Noninvestment grade bonds......................      258,405     4.0      3.8
Preferred and common stocks....................       17,782     0.3      5.7
Mortgage loans.................................       78,974     1.2     12.1
Real estate....................................      167,297     2.6      2.2
Policy loans...................................      221,703     3.4      5.8
Other invested assets..........................       75,445     1.2      1.4
                                                  ----------   -----    -----
                                                  $6,538,408   100.0%   100.0%
                                                  ==========   =====    =====

--------
(1) Latest data available from the American Council of Life Insurance.

  Torchmark profits to the extent that its net investment income exceeds the interest cost attributable to its net insurance policy liabilities and financing costs. The following table presents Torchmark's excess investment income, or tax equivalent net investment income in excess of its net policy reserve requirements and financing costs, as well as the related assets and liabilities.

            ANALYSIS OF EXCESS INVESTMENT INCOME AND RELATED ITEMS
                         (Dollar amounts in millions)

                                                     1997      1996      1995
                                                   --------  --------  --------
Net investment income............................  $  433.6  $  404.6  $  381.9
Tax equivalency adjustment.......................      10.4      11.1      12.1
                                                   --------  --------  --------
Tax equivalent investment income.................     444.0     415.7     394.0
Required interest on net insurance policy liabil-
 ities...........................................    (208.5)   (202.9)   (189.8)
Financing costs..................................     (88.7)    (89.8)    (98.4)
                                                   --------  --------  --------
Excess investment income.........................  $  146.8  $  123.0  $  105.8
                                                   ========  ========  ========
Average invested assets*.........................  $6,109.7  $5,707.1  $5,414.0
 Increase over prior year--dollars...............     402.6     293.1
--percentage.....................................        7%        5%
Average net interest-bearing insurance policy li-
 abilities.......................................  $3,468.7  $3,312.6   3,168.0
 Increase over prior year--dollars...............     156.1     144.6
--percentage.....................................        5%        5%

--------
* At amortized cost

  Excess investment income increased 19% in 1997 and 16% in 1996, as compared to increases in tax equivalent investment income of 7% and 6%, respectively. The higher growth in excess investment income relative to tax equivalent investment income resulted from greater growth in average invested assets than in average net interest-bearing insurance policy liabilities. In addition, financing costs, which consist of interest on debt and dividends on the monthly income preferred securities, were 20% of tax equivalent investment income in 1997, down from 22% in 1996 and 25% in 1995.

  Market Risk Sensitivity. Market risk is a risk that the value of a security will change because of a change in market conditions. Torchmark's primary exposure to market risk is interest rate risk which is the risk that a change in a securities' value could occur from a change in interest rates. This risk is significant to Torchmark's investment portfolio because its fixed-income holdings amount to 90% of total investments. The effects of these interest rate fluctuations on fixed investments are reflected on an after-tax basis in Torchmark's shareholders' equity from marking these investments to market as required by SFAS 115.

  The actual interest rate risk to Torchmark is greatly reduced because the effect that changes in rates have on assets are offset by the effect they have on insurance liabilities. Torchmark's insurance liabilities, in which interest assumptions are a factor in their computation, were $3.5 billion at December 31, 1997, compared with fixed income investments of $5.9 billion at the same date. Because of the long-term nature of insurance liabilities, temporary changes in value caused by rate fluctuations have little bearing on ultimate obligations. The marking of these liabilities to market is not addressed by SFAS 115.

  Market risk is managed in a manner consistent with Torchmark's investment objectives of maintaining a high-quality fixed-maturity portfolio. No derivative instruments are used to manage its exposure to market risk in the investment portfolio. A swap instrument was entered into to allow Torchmark to participate in the downward trend in interest rates in connection with its Monthly Income Preferred Securities as discussed in the Notes to the Consolidated Financial Statement on page 56 of this report and in Capital Resources of page 29 of this report. A cap instrument was also entered into to protect Torchmark from the market risk on an increase in rates associated with the swap on this security. Volatility in the value of Torchmark's fixed-income holdings is reduced by maintaining a relatively short-term portfolio, of which 77% matures within ten years. Also, the portfolio and market conditions are constantly evaluated for appropriate action.

  The liability for Torchmark's insurance policy obligations is computed using interest assumptions, some of which are contractually guaranteed. A reduction in market interest rates of a permanent nature could cause investment return to fall below amounts guaranteed. Torchmark's insurance companies participate in the cash flow testing procedures imposed by statutory insurance regulations, the purpose of which is to insure that such liabilities are adequate to meet the company's obligations under a variety of interest rate scenarios. It has been determined from those procedures that Torchmark's insurance policy liabilities, when considered in light of the assets held with respect to such liabilities and the investment income expected to be received on such assets, are adequate to meet the obligations and expenses of Torchmark's insurance activities in all but the most extreme circumstances.

  The following table illustrates the market risk sensitivity of Torchmark's interest-rate sensitive fixed-maturity portfolio. This table measures the effect of a change in interest rates (as represented by the U.S. Treasury curve) on the fair value of Torchmark's fixed-maturity portfolio. The data is prepared through a model that measures the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points. It takes into account the effect that special option features such as call options, put options, and unscheduled repayments would have on the portfolio, given the changes in rates. The valuation of these option features is dependent upon assumptions about future interest rate volatility that are based on past performance.

          CHANGE
            IN
         INTEREST
          RATES     MARKET VALUE OF
           (IN      FIXED-MATURITY
          BASIS        PORTFOLIO
         POINTS)    (IN $ MILLIONS)
         --------   ---------------
           -200         $6,499
           -100          6,167
              0          5,860
            100          5,565
            200          5,282

                              FINANCIAL CONDITION

  Liquidity. Torchmark's liquidity relates to its ability to meet on demand the cash commitments required by its business operations and financial obligations. Torchmark's liquidity is derived from three sources: its positive cash flow from operations, its portfolio of short-term investments, and its line of credit facility.

  Torchmark's insurance and asset management operations generate positive cash flows in excess of its immediate needs. Cash flows provided from operations, including net cash provided from Torchmark's deposit-type insurance and annuity products, were $568 million in 1997, rising 10% over $517 million in 1996. Operating cash flows for 1996 increased 8% over 1995 cash flows of $478 million. In addition to operating cash flows, Torchmark received $514 million of investment maturities and repayments in 1997, further enhancing total positive cash flow. Such repayments were $347 million in 1996 and $351 million in 1995. Cash flows in excess of immediate requirements are used to build an investment base to fund future requirements.

  Torchmark's cash and short-term investments were $149 million at December 31, 1997, compared with $103 million at year-end 1996. These liquid assets represented over 1% of total assets at December 31, 1997, approximately the same percentage as at the end of the previous year. In addition to Torchmark's liquid assets, Torchmark has a portfolio of marketable fixed and equity securities which are available for sale should the need arise. These securities had a value of $5.9 billion at December 31, 1997.

  Torchmark has in place a line of credit facility with a group of lenders which allows unsecured borrowings up to a specified maximum amount. The maximum amount was increased during 1996 to $600 million and was at this level on December 31, 1997. Interest is charged at variable rates for borrowings. This line of credit is further designated as a backup credit line for a commercial paper program not to exceed $600 million, whereby Torchmark may borrow from either the credit line or issue commercial paper at any time but may not borrow in excess of a total of $600 million on the combined facilities. At December 31, 1997, $139 million in commercial paper was outstanding and there were no borrowings on the line of credit. A fee is charged on the entire $600 million facility. In accordance with the agreements, Torchmark is subject to certain covenants regarding capitalization and earnings. At December 31, 1997, Torchmark was in full compliance with these covenants.

  Liquidity of the parent company is affected by the ability of the subsidiaries to pay dividends. Dividends are paid by subsidiaries to the parent in order to meet its dividend payments on common and preferred stock, interest and principal repayment requirements on parent-company debt, and operating expenses of the parent company. Dividends from insurance subsidiaries of Torchmark are limited to the greater of statutory net gain from operations, excluding capital gains and losses, on an annual noncumulative basis or 10% of surplus, in the absence of special approval, and distributions are not permitted in excess of statutory net worth. Subsidiaries are also subject to certain minimum capital requirements. Although these restrictions exist, dividend availability from subsidiaries has been and is expected to be more than adequate for parent- company operations. During 1998, a maximum amount of $333 million will be available to Torchmark from insurance subsidiaries without regulatory approval.

  Capital Resources. Torchmark's capital structure consists of its long and short-term debt, its Cumulative Monthly Income Preferred Securities, Series A ("MIPS"), and its shareholders' equity. Torchmark's debt consists primarily of its funded debt and its commercial paper facility. The carrying amount of Torchmark's funded debt was $772 million at year-end 1997, compared with $792 million at year-end 1996. Major debt issues outstanding at December 31, 1997 were as follows:

                                                                     PRINCIPAL
                                                       YEAR           AMOUNT
         INSTRUMENT                                    DUE  RATE   ($ THOUSANDS)
         ----------                                    ---- -----  -------------
      Sinking Fund Debentures......................... 2017 8 5/8%   $180,000
      Senior Notes.................................... 1998 9 5/8     200,000
      Senior Debentures............................... 2009 8 1/4      99,450
      Notes........................................... 2023 7 7/8     200,000
      Notes........................................... 2013 7 3/8     100,000
                                                                     --------
      Total funded debt...............................                779,450
      Current maturity of long-term debt..............               (208,000)
                                                                     --------
      Long-term debt..................................               $571,450
                                                                     ========

  Torchmark repaid $550 thousand of principal on the Senior Debentures in 1996 under the terms of a put provision. In 1997, Torchmark repaid $20 million principal amount on its Sinking Fund Debentures due in 2017, of which $8 million was a mandatory redemption and $12 million was an optional repayment under the terms of the agreement. Torchmark intends to repay another $20 million on this indebtedness in the first quarter of 1998, and has notified its transfer agent of its intent to call the remaining $160 million principal balance of this debt on April 1, 1998 at the prevailing call price of $103.76, or $166 million. Additionally, Torchmark's 9 5/8% Senior Notes, principal amount $200 million, are due on May 1, 1998. Torchmark plans to use operating cash flow, borrowings under the line of credit, and funds from the initial public offering of the asset management segment to repay these debt issues. See Initial Public Offering and Planned Spin-off of the Asset Management Segment on page 30 of this report.

  The MIPS were issued in November, 1994 at a redemption amount of $200 million with an annual dividend rate of 9.18%. They are subject to a mandatory redemption in full at September 30, 2024, although Torchmark may elect to extend the MIPS for up to an additional 20 years if certain conditions are met. They are redeemable at Torchmark's option at any time after September 30, 1999. While Torchmark is obligated to pay dividends at a fixed rate of 9.18%, Torchmark has a ten-year interest-rate swap agreement with an unaffiliated party to reduce financing costs. The swap agreement calls for Torchmark to pay a variable rate on the $200 million face amount in exchange for payment of the fixed dividend. Torchmark is at risk on this instrument for higher financing costs to the extent interest rates rise during the remaining term. This risk is limited, however, by a five-year interest-rate cap which Torchmark acquired in conjunction with the swap agreement that insures the variable rate cannot exceed 10.39%. At December 31, 1997, the variable rate was 7.36%. During 1997, Torchmark's after-tax dividend cost for the MIPS was $9.9 million, compared with $11.9 million that would have been incurred without the swap and cap transactions. Torchmark's after-tax cost in 1996 was $9.7 million and in 1995 was $10.3 million, saving $2.2 million and $1.6 million, respectively.

  Short-term debt consists of the current maturity of long-term debt, amounting to $208 million at December 31, 1997, and Torchmark's commercial paper outstanding, which was $139 million at year-end 1997. Short-term debt was $41 million a year earlier, and consisted of commercial paper borrowings. The additional short-term borrowings in 1997 were necessary for a pay down of $20 million in long-term debt and for other corporate purposes. In 1996, Torchmark paid down $148 million of this debt with internal cash flow.

  On September 25, 1997, Torchmark executed a stock option exercise and reload program through which over 100 Torchmark directors and employees exercised vested stock options and received replacement options at current market price. This program resulted in the issuance of 4.8 million shares, but over 3 million of the new shares were immediately sold by the directors and employees through the open market to cover the cost of the purchased shares and related taxes. As a result of the reload program, management's ownership interest increased, and Torchmark received a significant current tax benefit from the exercise of the options.

  During 1997, Torchmark acquired 5.2 million shares of its common stock on the open market at a cost of $183 million in conjunction with its ongoing share repurchase program. Share purchases of 4.6 million shares were made in 1996 for $107 million. No shares were acquired in 1995.

  Shareholders' equity increased 19% to $1.93 billion at December 31, 1997, over December 31, 1996 shareholders' equity of $1.63 billion. Book value per share was $13.80 at 1997 year end, compared with $11.69 at year-end 1996. After adjusting for the impact of interest-rate fluctuations on shareholders' equity required by accounting rules, book value per share was $12.90 at year-end 1997, an increase of 13% over $11.42 at year-end 1996. Return on common shareholders' equity was 21.2% in 1997, compared with 20.5% in 1996, even though average shareholders' equity increased. The return on equity ratios exclude the mark up or down of shareholders' equity for changes in market interest rates required by accounting rules. They also exclude discontinued operations and realized investment gains and losses.

  Total debt as a percentage of total capitalization continues to decline and was 31% at December 31, 1997. In the computation of this ratio, the MIPS are counted as equity and the effect of the above-mentioned accounting rule is excluded. This debt-to-capitalization ratio was 32% at year-end 1996 and 37% at year-end 1995. Torchmark's ratio of earnings before interest, taxes and discontinued operations to interest requirements also continues to improve and was 8.1 for 1997, compared with 7.7 in 1996 and 6.3 in 1995.

                                  OTHER ITEMS

  Initial Public Offering and Planned Spin-off of Asset Management Segment: In November 1997, Torchmark announced that W&R, its asset management subsidiary, intended to make an initial public offering of common stock early in 1998, subject to market conditions. It was also announced that Torchmark plans to distribute to its shareholders its remaining W&R shares in a tax-free spin-off late in 1998, subject to market conditions, regulatory approval, and tax-free status. Torchmark believes that the separation of the asset management business from the insurance businesses would allow the financial community to more accurately value each company relative to its industry, thereby enhancing total shareholder value.

  On March 5, 1998, W&R sold 23.9 million shares of Class A Common Stock in a public offering. Net proceeds were approximately $516 million after underwriters' fees and expenses. W&R will use $481 million of the net proceeds to repay existing notes owed to Torchmark and other subsidiaries. The remaining $35 million will be used by W&R for general corporate purposes. Torchmark will use the $481 million proceeds to pay down debt, invest in fixed maturity investments, acquire stock, and for other corporate purposes.

  W&R contributed $244 million in revenues and $122 million to Torchmark's pretax income in 1997. At December 31, 1997, its assets were $447 million and shareholders' equity was $250 million before giving effect to a $480 million dividend to Torchmark. As a result of the spin-off, Torchmark's debt-to-capitalization ratio should be improved and its interest coverage ratio minimally affected. As more fully discussed in the notes to the financial statements, the spin-off, if and when completed, will result in a current tax expense of approximately $50 million.

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

  In addition to previously transferred securities, warrants, and Section 29 energy-related tax credits, which approximated $112 million at closing, Torchmark received subordinated debt and notes totaling

$32.5 million along with $15.5 million in cash. After closing costs and retained liabilities, Torchmark recorded a pre-tax loss of $23 million and an after-tax loss of $7 million from the sale, or $.05 per share.

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

  Year 2000 Compliance. Existing computer programs of many businesses were developed with a two-digit year identification without consideration of the upcoming change in century or millenium in the year 2000. Without addressing this issue, many computer programs could fail or produce erroneous results, creating considerable uncertainty and potentially adversely affecting the operations of a business.

  Torchmark has been in the process of modifying its computer system and applications for the year 2000. It is expected that the project will be substantially completed during 1998 and that final testing will be conducted in 1999. Torchmark is utilizing primarily internal staff for this conversion but is also using outside consultants where necessary. The cost of this project, which is immaterial to Torchmark, is expensed as incurred.

  As a part of its activities, Torchmark is engaged electronically with third-party financial institutions and other various organizations which may have computer systems which are not year 2000 compliant. To the degree possible, Torchmark is verifying that these third party business systems are currently compliant or are in the process of becoming compliant. To the extent these systems are not compliant, there is no assurance that the potential interruptions or cost to Torchmark may not be significant.

                             NEW ACCOUNTING RULES

  Reporting Comprehensive Income (FASB Statement No. 130) is effective for fiscal years beginning after December 15, 1997. Reclassification of prior periods for comparative financial statements is required.

  This document establishes standards for presentation of comprehensive income, a concept of income which, in addition to net income, includes all changes in the equity of a company other than contributions from or distributions to shareholders. Comprehensive income is to be categorized into certain components, each of which is to be displayed prominently in Torchmark's basic financial statements.

  The most significant aspect of this Statement on Torchmark is the separate disclosure of the change in the unrealized gain or loss on its fixed investments as a component of comprehensive income, rather than as a direct adjustment of shareholders' equity.

  Disclosures about Segments of an Enterprise and Related Information (FASB Statement No. 131) is effective for periods beginning after December 15, 1997, with comparative information for prior periods to be restated. It establishes new standards for reporting information about a company's operating segments, including disclosures regarding a company's products and services, geographic areas, and major customers. It also requires that selected information about segments be disclosed in interim financial statements. The new segment rules include determination of segments on the same basis used internally by a company for evaluating the performance of its operations and the allocation of its resources. The content of the new disclosures are similar to existing standards and include descriptive information, revenues, other components of earnings, and assets by segment.

  The new disclosures required by this Statement will not be significantly different from Torchmark's current segment disclosures because current segments as reported reflect the same operating data and results utilized by management in evaluating the performance of Torchmark's business. Torchmark will, however, be required to report additional segment information in its interim financial statements.

  Employers' Disclosure about Pensions and Other Postretirement Benefits (FAS No. 132) is effective for fiscal years beginning after December 15, 1997. This statement revises disclosures about pensions and other postretirement benefit plans, requiring additional information on changes in benefit obligations and the fair values of plan assets. It does not change the measurement or recognition of these plans. Adoption of this statement by Torchmark will result in some additional disclosures for its benefit plans.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
                                                                           ----
Independent Auditors' Report..............................................  34
Consolidated Financial Statements:
 Consolidated Balance Sheet at December 31, 1997 and 1996.................  35
 Consolidated Statement of Operations for each of the years in the three-
  year period
  ended December 31, 1997.................................................  36
 Consolidated Statement of Shareholders' Equity for each of the years in the three-year
  period ended December 31, 1997..........................................  37
 Consolidated Statement of Cash Flow for each of the years in the three-
  year period
  ended December 31, 1997.................................................  38
 Notes to Consolidated Financial Statements...............................  39

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Torchmark Corporation
Birmingham, Alabama

  We have audited the consolidated financial statements of Torchmark Corporation and subsidiaries as listed in Item 8. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in Item 14(a). These consolidated financial statements and financial statement schedules are the responsibility of Torchmark's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Torchmark Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

  As discussed in Note 1 to the consolidated financial statements, Torchmark adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in 1995.

                                             KPMG PEAT MARWICK LLP

Birmingham, Alabama
February 2, 1998 except
for Note 16 which is
as of February 20, 1998 and
Note 6 which is as of
March 5, 1998

                             TORCHMARK CORPORATION
                           CONSOLIDATED BALANCE SHEET
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1997         1996
                                                       -----------  ----------
Assets:
 Investments:
  Fixed maturities--available for sale, at fair value
   (cost: 1997--$5,646,397; 1996--$5,265,499)......... $ 5,859,668  $5,328,276
  Equity securities, at fair value (cost: 1997--
   $3,284; 1996--$3,799)..............................      12,404       8,858
  Mortgage loans on real estate, at cost (estimated
   fair value: 1997--$79,096; 1996--$61,970)..........      78,974      64,353
  Investment real estate, at cost (less allowance for
   depreciation: 1997--$46,329; 1996--$40,370)........     167,297     150,490
  Policy loans........................................     221,703     206,959
  Other long-term investments.........................      75,445      95,485
  Short-term investments..............................     122,917      85,099
                                                       -----------  ----------
   Total investments..................................   6,538,408   5,939,520
 Cash (includes restricted cash: 1997--$14,943; 1996--
  $15,028)............................................      25,766      18,272
 Investment in unconsolidated subsidiaries............     102,305      88,051
 Accrued investment income............................     100,392      91,837
 Other receivables....................................     126,599     112,291
 Deferred acquisition costs...........................   1,371,131   1,253,727
 Value of insurance purchased.........................     216,988     244,368
 Property and equipment...............................      49,158      50,323
 Goodwill.............................................     525,564     540,540
 Other assets.........................................      34,541      41,846
 Separate account assets..............................   1,876,439   1,420,025
                                                       -----------  ----------
   Total assets....................................... $10,967,291  $9,800,800
                                                       ===========  ==========
Liabilities:
 Future policy benefits............................... $ 5,023,763  $4,797,738
 Unearned and advance premiums........................      83,722      83,670
 Policy claims and other benefits payable.............     228,754     220,121
 Other policyholders' funds...........................      82,224      80,812
                                                       -----------  ----------
  Total policy liabilities............................   5,418,463   5,182,341
 Accrued income taxes.................................     415,984     340,287
 Other liabilities....................................     219,020     202,869
 Short-term debt......................................     347,152      40,910
 Long-term debt (estimated fair value: 1997--$600,319;
  1996--$814,082).....................................     564,298     791,880
 Separate account liabilities.........................   1,876,439   1,420,025
                                                       -----------  ----------
  Total liabilities...................................   8,841,356   7,978,312
Commitments and contingencies
Monthly income preferred securities
 (estimated fair value: 1997--$210,500; 1996--
 $210,000)............................................     193,199     193,145
Shareholders' equity:
 Preferred stock, par value $1 per share--Authorized
  5,000,000 shares; outstanding:
  -0- in 1997 and in 1996.............................         -0-         -0-
 Common stock, par value $1 per share--Authorized
  320,000,000 shares; outstanding: 147,848,908 issued
  less 7,808,468 shares held in treasury in 1997, and
  147,568,456 issued less 8,176,506 shares held in
  treasury in 1996 ...................................     143,220      73,784
 Additional paid-in capital...........................     187,731     141,701
 Unrealized gains, net of applicable taxes............     136,926      46,581
 Retained earnings....................................   1,699,409   1,549,391
 Treasury stock.......................................    (234,550)   (182,114)
                                                       -----------  ----------
  Total shareholders' equity..........................   1,932,736   1,629,343
                                                       -----------  ----------
  Total liabilities and shareholders' equity.......... $10,967,291  $9,800,800
                                                       ===========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                 YEAR ENDED DECEMBER 31,
                                              --------------------------------
                                                1997       1996        1995
                                              ---------  ---------  ----------
Revenue:
 Life premium................................ $ 909,992  $ 854,897  $  772,257
 Health premium..............................   739,485    732,618     754,983
 Other premium...............................    28,527     22,404      19,043
                                              ---------  ---------  ----------
   Total premium............................. 1,678,004  1,609,919   1,546,283
 Net investment income.......................   433,617    404,608     381,865
 Financial services revenue..................   206,785    184,295     152,482
 Realized investment gains (losses)..........   (36,979)     5,829     (14,323)
 Other income................................     1,023      1,159       1,175
                                              ---------  ---------  ----------
   Total revenue............................. 2,282,450  2,205,810   2,067,482
Benefits and expenses:
 Life policyholder benefits..................   591,867    558,436     507,444
 Health policyholder benefits................   462,967    448,346     454,107
 Other policyholder benefits.................    54,066     51,302      47,785
                                              ---------  ---------  ----------
   Total policyholder benefits............... 1,108,900  1,058,084   1,009,336
 Amortization of deferred acquisition costs..   224,738    218,826     204,067
 Commissions and premium taxes...............   141,358    140,515     144,333
 Financial services selling expense..........    52,670     50,515      40,080
 Other operating expense.....................   158,550    154,150     145,520
 Amortization of goodwill....................    14,977     14,977      14,977
 Interest expense............................    71,863     73,611      80,994
                                              ---------  ---------  ----------
   Total benefits and expenses............... 1,773,056  1,710,678   1,639,307
Income from continuing operations before
 income taxes and equity in earnings of
 unconsolidated subsidiaries.................   509,394    495,132     428,175
Income taxes.................................  (178,490)  (180,622)   (157,539)
Equity in earnings of unconsolidated
 subsidiaries................................    16,714     13,654      11,626
Monthly income preferred securities dividend
 (net of tax)................................    (9,875)    (9,655)    (10,317)
                                              ---------  ---------  ----------
   Net income from continuing operations.....   337,743    318,509     271,945
Discontinued operations of energy segment:
 Loss from operations (less applicable income
  tax benefit of: 1995--$86,050).............       -0-        -0-    (128,710)
 Loss on disposal
  (less applicable income tax benefit of:
  1996--$15,813).............................       -0-     (7,137)        -0-
                                              ---------  ---------  ----------
   Net income................................ $ 337,743  $ 311,372  $  143,235
                                              =========  =========  ==========
Basic net income per share:
 Continuing operations....................... $    2.43  $    2.24  $     1.90
 Discontinued operations of energy segment:
  Loss from operations.......................       -0-        -0-        (.90)
  Loss on disposal...........................       -0-       (.05)        -0-
                                              ---------  ---------  ----------
   Net income per share...................... $    2.43  $    2.19  $     1.00
                                              =========  =========  ==========
Diluted net income per share:
 Continuing operations....................... $    2.39  $    2.22  $     1.89
 Discontinued operations of energy segment:
  Loss from operations.......................       -0-        -0-        (.90)
  Loss on disposal...........................       -0-       (.05)        -0-
                                              ---------  ---------  ----------
   Net income per share...................... $    2.39  $    2.17  $     0.99
                                              =========  =========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                             ADDITIONAL UNREALIZED                             TOTAL
                          PREFERRED  COMMON   PAID-IN     GAINS      RETAINED   TREASURY   SHAREHOLDERS'
                            STOCK    STOCK    CAPITAL    (LOSSES)    EARNINGS     STOCK       EQUITY
                          --------- -------- ---------- ----------  ----------  ---------  -------------
Year Ended December 31,
 1995
Balance at January 1,
 1995...................     -0-      73,784   139,045  $(140,756)   1,267,545  $ (97,015)  $1,242,603
Net income..............                                               143,235                 143,235
Common dividends
 declared ($0.565 a
 share).................                                               (81,643)                (81,643)
Exercise of stock
 options................                           709                  (3,603)     6,557        3,663
Net change in unrealized
 gains (losses).........                                  281,094                              281,094
                            ----    --------  --------  ---------   ----------  ---------   ----------
 Balance at December 31,
  1995..................     -0-      73,784   139,754    140,338    1,325,534    (90,458)   1,588,952
Year Ended December 31,
 1996
Net income..............                                               311,372                 311,372
Common dividends
 declared ($0.58 a
 share).................                                               (82,320)                (82,320)
Acquisition of treasury
 stock--
 common.................                                                         (106,996)    (106,996)
Exercise of stock
 options................                         1,947                  (5,195)    15,340       12,092
Net change in unrealized
 gains (losses).........                                  (93,757)                             (93,757)
                            ----    --------  --------  ---------   ----------  ---------   ----------
 Balance at December 31,
  1996..................    $-0-    $ 73,784  $141,701  $  46,581   $1,549,391  $(182,114)  $1,629,343
Year Ended December 31,
 1997
Net income..............                                               337,743                 337,743
Common dividends
 declared ($0.585 a
 share).................                                               (81,793)                (81,793)
Two-for-one stock split
 in the form of a
 dividend...............              69,156                           (69,156)                    -0-
Acquisition of treasury
 stock--common..........                                                         (182,903)    (182,903)
Exercise of stock
 options................                 280    44,011                 (36,776)   130,467      137,982
Grant of discounted
 options................                           372                                             372
Grant of deferred
 options................                         1,647                                           1,647
Net change in unrealized
 gains (losses).........                                   90,345                               90,345
                            ----    --------  --------  ---------   ----------  ---------   ----------
 Balance at December 31,
  1997..................    $-0-    $143,220  $187,731  $ 136,926   $1,699,409  $(234,550)  $1,932,736
                            ====    ========  ========  =========   ==========  =========   ==========

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOW
                             (AMOUNTS IN THOUSANDS)

                                               YEAR ENDED DECEMBER 31,
                                           ----------------------------------
                                              1997        1996        1995
                                           ----------  ----------  ----------
Net income................................ $  337,743  $  311,372  $  143,235
Adjustments to reconcile net income to
 cash provided from operations:
  Increase in future policy benefits......    147,207     136,375     178,850
  Increase in other policy benefits.......     10,096      14,319       4,877
  Deferral of policy acquisition costs....   (328,086)   (300,461)   (362,837)
  Amortization of deferred policy
   acquisition costs......................    224,738     218,826     204,067
  Change in accrued income taxes..........     69,880      61,519      42,337
  Depreciation............................      9,329       9,056       9,603
  Realized (gains) losses on sale of
   investments,
   subsidiaries, and properties...........     36,979      (5,829)     14,323
  Change in accounts payable and other
   liabilities............................      2,255       9,091      (6,623)
  Change in receivables...................    (13,176)    (15,501)    (31,670)
  Change in payables and receivables of
   unconsolidated affiliates..............      1,967      (3,350)     (2,348)
  Other accruals and adjustments..........    (10,099)    (20,158)     (2,951)
  Discontinued operations of energy
   segment................................        -0-       7,137     128,710
                                           ----------  ----------  ----------
Cash provided from operations.............    488,833     422,396     319,573
Cash used for investment activities:
 Investments sold or matured:
  Fixed maturities available for sale--
   sold...................................    744,839     487,070   1,177,874
  Fixed maturities available for sale--
   matured, called, and repaid............    514,325     347,116     351,246
  Equity securities.......................        670       2,872      16,587
  Mortgage loans..........................      3,300       7,113       1,856
  Real estate.............................      7,341       5,780       2,566
  Other long-term investments.............     36,611      21,099      21,666
                                           ----------  ----------  ----------
   Total investments sold or matured......  1,307,086     871,050   1,571,795
 Acquisition of investments:
  Fixed maturities--available for sale.... (1,668,704) (1,080,793) (1,870,445)
  Equity securities.......................        -0-         -0-        (394)
  Mortgage loans..........................    (17,826)    (18,360)        -0-
  Real estate.............................    (24,452)     (9,690)    (17,708)
  Net increase in policy loans............    (14,744)    (13,082)    (11,889)
  Other long-term investments.............    (20,537)    (15,891)    (67,241)
                                           ----------  ----------  ----------
   Total investments acquired............. (1,746,263) (1,137,816) (1,967,677)
 Net (increase) decrease in short-term
  investments.............................    (37,848)    (12,252)     35,514
 Proceeds from sale of discontinued
  operations..............................        -0-      15,500         -0-
 Proceeds from sale of Nuevo Energy
  Company stock...........................        -0-      93,160         -0-
 Loans repaid by unconsolidated
  affiliates..............................        -0-         -0-      28,000
 Dispositions of properties...............      1,686       2,093       1,198
 Additions to properties..................     (9,422)    (15,412)     (6,510)
 Dividends from unconsolidated affiliates.        770         770         684
 Other....................................     15,711         -0-         -0-
                                           ----------  ----------  ----------
Cash used for investment activities.......   (468,280)   (182,907)   (336,996)
Cash provided from (used for) financing
 activities:
 Issuance of common stock.................     93,973      10,145       2,953
 Additions to debt........................     98,185         -0-         -0-
 Cash dividends paid to shareholders......    (80,999)    (82,893)    (80,887)
 Repayments on debt.......................    (20,132)   (149,144)    (60,867)
 Acquisition of treasury stock............   (182,903)   (106,996)        -0-
 Net receipts from deposit product
  operations..............................     78,817      94,513     158,084
                                           ----------  ----------  ----------
Cash provided from (used for) financing
 activities...............................    (13,059)   (234,375)     19,283
                                           ----------  ----------  ----------
 Increase in cash.........................      7,494       5,114       1,860
 Cash at beginning of year................     18,272      13,158      11,298
                                           ----------  ----------  ----------
 Cash at end of year...................... $   25,766  $   18,272  $   13,158
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

  Investments. Torchmark classifies all of its fixed maturity investments, which include bonds and redeemable preferred stocks, as available for sale. Investments classified as available for sale are carried at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in shareholders' equity. Investments in equity securities, which include common and nonredeemable preferred stocks, are reported at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in shareholders' equity. Policy loans are carried at unpaid principal balances. Mortgage loans are carried at amortized cost. Investments in real estate are reported at cost less allowances for depreciation, which are calculated on the straight line method. Short-term investments include investments in certificates of deposit and other interest-bearing time deposits with original maturities within three months. Other long-term investments are carried at fair value. If an investment becomes permanently impaired, such impairment is treated as a realized loss and the investment is adjusted to net realizable value.

  Gains and losses realized on the disposition of investments are recognized as revenues and are determined on a specific identification basis.

  Realized investment gains and losses and investment income attributable to separate accounts are credited to the separate accounts and have no effect on Torchmark's net income. Investment income attributable to all other insurance policies and products is included in Torchmark's net investment income. Net investment income for the years ended December 31, 1997, 1996, and 1995 included $308.6 million, $298.4 million, and $279.6 million, respectively, which was allocable to policyholder reserves or accounts. Realized investment gains and losses are not allocable to insurance policyholders' liabilities.

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

  Recognition of Premium Revenue and Related Expenses: Premiums for insurance contracts which are not defined as universal life-type according to Statement of Financial Accounting Standards ("SFAS") No. 97 are recognized as revenue over the premium-paying period of the policy. Profits for limited-payment life insurance contracts as defined by SFAS 97 are recognized over the contract period. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Variable annuity products are also assessed an investment management fee and a sales charge. Life premium includes policy charges of $72.3 million, $72.8 million, and $72.7 million for the years ended December 31, 1997, 1996, and 1995,

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) respectively. Other premium includes annuity policy charges for the years ended December 31, 1997, 1996, and 1995 of $28.2 million, $22.4 million, and $19.0 million, respectively. Profits are also earned to the extent that investment income exceeds policy requirements. The related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of deferred acquisition costs in a manner which recognizes profits as they are earned over the same period.

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

  Deferred acquisition costs, including the value of life insurance purchased, for policies other than universal life-type policies, are amortized with interest over the estimated premium-paying period of the policies in a manner which charges each year's operations in proportion to the receipt of premium income. For limited-payment contracts, acquisition costs are amortized over the contract period. For universal life-type policies, acquisition costs are amortized with interest in proportion to estimated gross profits. The assumptions used as to interest, persistency, morbidity and mortality are consistent with those used in computing the liability for future policy benefits and expenses. If it is determined that future experience will probably differ significantly from that previously assumed, the estimates are revised. Deferred acquisition costs are adjusted to reflect the amounts associated with realized and unrealized investment gains and losses pertaining to universal life-type products.

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

  Property and Equipment: Property and equipment is reported at cost less allowances for depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from two to ten years for equipment and two to forty years for buildings and improvements. Ordinary maintenance and repairs are charged to income as incurred.

  Impairments: Torchmark adopted the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, effective at the issuance of the standard in March, 1995. This standard requires that certain long-lived assets used in Torchmark's business as well as certain intangible assets be reviewed for impairment when circumstances indicate that these assets may not be recoverable, and further provides how such impairment shall be determined and measured. It also requires that long-lived assets and intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Except for the writedown of the energy investment described in Note 7, the adoption of this statement had no material impact on Torchmark's operations or financial position for the years ended December 31, 1997, 1996, and 1995.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Goodwill: The excess cost of businesses acquired over the fair value of their net assets is reported as goodwill and is amortized on a straight-line basis over a period not exceeding 40 years. Torchmark's unamortized goodwill is periodically reviewed to ensure that conditions are present to indicate the recorded amount of goodwill is recoverable from the estimated future profitability of the related business. If events or changes in circumstances indicate that future profits will not be sufficient to support the carrying amount of goodwill, goodwill would be written down to the recoverable amount and amortized over the original remaining period or a reduced period if appropriate.

  Treasury Stock: Torchmark accounts for purchases of treasury stock on the cost method. Issuance of treasury stock is accounted for using the weighted-average cost method.

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

  Stock Split: On August 1, 1997, Torchmark distributed one share for every one share owned by shareholders of record as of July 1, 1997 in the form of a stock dividend. The dividend was accounted for as a stock split. All prior-year share and per share data have been restated to give effect for this split.

  Earnings Per Share: Torchmark adopted SFAS 128, "Earnings per share," effective year end 1997. This standard requires the dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement and a reconciliation of basic EPS to diluted EPS. As required by SFAS 128, all prior-period EPS data has been restated for comparability. Basic EPS is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Weighted average common shares outstanding for each period are as follows: 1997--139,202,354, 1996-- 142,459,783, 1995--143,187,547. Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts which could be exercised or converted into common shares. Weighted average diluted shares outstanding for each period are as follows: 1997-- 141,431,156, 1996--143,783,218, 1995--144,228,248.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 2--STATUTORY ACCOUNTING

  Insurance subsidiaries of Torchmark are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders' equity on a statutory basis for the insurance subsidiaries were as follows:

                                      NET INCOME         SHAREHOLDERS' EQUITY
                               YEAR ENDED DECEMBER 31,      AT DECEMBER 31,
                              -------------------------- ---------------------
                                1997     1996     1995      1997       1996
                              -------- -------- -------- ---------- ----------
   Life insurance subsidiar-
    ies...................... $369,446 $283,881 $245,552 $  798,265   $622,326

  The excess, if any, of shareholders' equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution to Torchmark without regulatory approval.

  A reconciliation of Torchmark's insurance subsidiaries' statutory net income to Torchmark's consolidated GAAP net income is as follows:

                                                  YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                                 1997        1996       1995
                                              ----------  ----------  ---------
      Statutory net income..................  $  369,446  $  283,881  $ 245,552
      Deferral of acquisition costs.........     328,087     300,461    328,598
      Amortization of acquisition costs.....    (224,738)   (218,826)  (204,067)
      Differences in insurance policy lia-
       bilities.............................      44,117      39,762      1,407
      Deferred income taxes.................     (47,541)    (20,496)   (40,380)
      Income of noninsurance affiliates.....    (142,041)   (108,257)  (207,848)
      Other.................................      10,413      34,847     19,973
                                              ----------  ----------  ---------
      GAAP net income.......................  $  337,743  $  311,372  $ 143,235
                                              ==========  ==========  =========

  A reconciliation of Torchmark's insurance subsidiaries' statutory shareholders' equity to Torchmark's consolidated GAAP shareholders' equity is as follows:

                                                   YEAR ENDED
                                                  DECEMBER 31,
                                              ----------------------
                                                 1997        1996
                                              ----------  ----------
      Statutory shareholders' equity........  $  798,265  $  622,326
      Differences in insurance policy lia-
       bilities.............................     543,365     440,204
      Deferred acquisition costs............   1,371,131   1,253,727
      Value of insurance purchased..........     216,988     244,368
      Deferred income taxes.................    (405,375)   (329,609)
      Debt of parent company................    (911,159)   (832,367)
      Monthly income preferred securities...    (193,199)   (193,145)
      Asset valuation reserves..............     101,057     133,118
      Nonadmitted assets....................      89,859     137,270
      Goodwill..............................     396,953     405,705
      Market value adjustment on fixed matu-
       rities...............................     196,369      37,679
      Other.................................    (271,518)   (289,933)
                                              ----------  ----------
      GAAP shareholders' equity.............  $1,932,736  $1,629,343
                                              ==========  ==========

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 3--INVESTMENT OPERATIONS

                                                  YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1997      1996       1995
                                                --------  ---------  ---------
      Investment income is summarized as fol-
       lows:
        Fixed maturities......................  $397,729  $ 373,110  $ 350,931
        Equity securities.....................       367        373        818
        Mortgage loans on real estate.........     7,127      6,525      4,343
        Investment real estate................     3,789     14,629      8,277
        Policy loans..........................    14,433     13,192     12,137
        Other long-term investments...........     9,241      5,319     10,410
        Short-term investments................     7,882      6,397      8,890
                                                --------  ---------  ---------
                                                 440,568    419,545    395,806
        Less investment expense...............    (6,951)   (14,937)   (13,941)
                                                --------  ---------  ---------
        Net investment income.................  $433,617  $ 404,608  $ 381,865
                                                ========  =========  =========
      An analysis of gains (losses) from
       investments is as follows:
        Realized investment gains (losses):
         Fixed maturities.....................  $(30,122) $   3,760  $   1,285
         Equity securities....................       155      1,913    (15,033)
         Other................................    (7,012)       156       (575)
                                                --------  ---------  ---------
                                                 (36,979)     5,829    (14,323)
        Adjustment to deferred acquisition
         costs ...............................      (198)      (749)      (236)
                                                --------  ---------  ---------
                                                 (37,177)     5,080    (14,559)
        Applicable tax........................    13,012     (1,778)     5,096
                                                --------  ---------  ---------
        Gains (losses) from investments, net
         of tax...............................  $(24,165) $   3,302  $  (9,463)
                                                ========  =========  =========
      An analysis of the net change in
       unrealized investment gains (losses) is
       as follows:
        Equity securities.....................  $  4,061  $    (734) $  10,125
        Fixed maturities available for sale...   150,494   (163,224)   468,336
        Other long-term investments and
         foreign exchange translation
         adjustments..........................    (1,054)     1,907      5,514
        Adjustment to deferred acquisition
         costs................................   (13,324)    17,837    (51,739)
        Applicable tax........................   (49,832)    50,457   (151,142)
                                                --------  ---------  ---------
        Change in unrealized gains (losses),
         net of tax...........................  $ 90,345  $ (93,757) $ 281,094
                                                ========  =========  =========

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 3--INVESTMENT OPERATIONS (CONTINUED)

  A summary of fixed maturities available for sale and equity securities by amortized cost and estimated market value at December 31, 1997 and 1996 is as follows:

                                      GROSS      GROSS               AMOUNT PER  % OF TOTAL
                         AMORTIZED  UNREALIZED UNREALIZED   MARKET   THE BALANCE   FIXED
                            COST      GAINS      LOSSES     VALUE       SHEET    MATURITIES
                         ---------- ---------- ---------- ---------- ----------- ----------
1997:
-----
Fixed maturities avail-
 able for sale:
 Bonds:
  U.S. Government direct
   obligations and
   agencies............. $  189,708  $  7,190   $    (45) $  196,853 $  196,853      3.4%
  GNMAs.................    793,335    46,908     (1,180)    839,063    839,063     14.3
  Mortgage-backed
   securities, GNMA
   collateral...........     97,740     2,695        (13)    100,422    100,422      1.7
  Other mortgage-backed
   securities...........    436,457    19,663     (2,054)    454,066    454,066      7.7
  State, municipalities
   and political
   subdivisions.........    647,028    29,031     (1,165)    674,894    674,894     11.5
  Foreign governments...     77,736     3,653         (3)     81,386     81,386      1.4
  Public utilities......    341,055    12,515       (512)    353,058    353,058      6.0
  Industrial and
   miscellaneous........  3,058,468   100,596     (4,516)  3,154,548  3,154,548     53.9
 Redeemable preferred
  stocks................      4,870       508          0       5,378      5,378      0.1
                         ----------  --------   --------  ---------- ----------    -----
  Total fixed
   maturities...........  5,646,397   222,759     (9,488)  5,859,668  5,859,668    100.0%
Equity securities:
 Common stocks:
  Banks and insurance
   companies............      2,014     8,703        (10)     10,707     10,707
  Industrial and all
   others...............        242         2        (31)        213        213
 Non-redeemable
  preferred stocks......      1,028       456          0       1,484      1,484
                         ----------  --------   --------  ---------- ----------
  Total equity
   securities...........      3,284     9,161        (41)     12,404     12,404
                         ----------  --------   --------  ---------- ----------
  Total fixed maturities
   and equity
   securities........... $5,649,681  $231,920   $ (9,529) $5,872,072 $5,872,072
                         ==========  ========   ========  ========== ==========
1996:
-----
Fixed maturities avail-
 able for sale:
 Bonds:
  U.S. Government direct
   obligations and
   agencies............. $  231,151  $  2,260   $ (3,628) $  229,783 $  229,783      4.3%
  GNMAs.................    882,036    49,647     (5,170)    926,513    926,513     17.4
  Mortgage-backed
   securities, GNMA
   collateral...........    154,816     2,665       (134)    157,347    157,347      3.0
  Other mortgage-backed
   securities...........    266,776     6,931     (1,667)    272,040    272,040      5.1
  State, municipalities
   and political
   subdivisions.........    709,980    14,721     (4,211)    720,490    720,490     13.5
  Foreign governments...     76,298     3,789        (94)     79,993     79,993      1.5
  Public utilities......    265,248     5,036     (3,888)    266,396    266,396      5.0
  Industrial and
   miscellaneous........  2,672,613    35,720    (39,796)  2,668,537  2,668,537     50.1
 Redeemable preferred
  stocks................      6,581       596          0       7,177      7,177      0.1
                         ----------  --------   --------  ---------- ----------    -----
  Total fixed maturities
   .....................  5,265,499   121,365    (58,588)  5,328,276  5,328,276    100.0%
Equity securities:
 Common stocks:
  Banks and insurance
   companies............      2,014     4,658         (3)      6,669      6,669
  Industrial and all
   others...............        287        62        (23)        326        326
 Non-redeemable
  preferred stocks......      1,498       365          0       1,863      1,863
                         ----------  --------   --------  ---------- ----------
  Total equity
   securities...........      3,799     5,085        (26)      8,858      8,858
                         ----------  --------   --------  ---------- ----------
  Total fixed maturities
   and equity
   securities........... $5,269,298  $126,450   $(58,614) $5,337,134 $5,337,134
                         ==========  ========   ========  ========== ==========

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 3--INVESTMENT OPERATIONS (CONTINUED)

  A schedule of fixed maturities by contractual maturity at December 31, 1997 is shown below on an amortized cost basis and on a market value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

                                        AMORTIZED    MARKET
                                           COST      VALUE
                                        ---------- ----------
           Fixed maturities available
           for sale:
            Due in one year or less...  $   72,068 $   72,681
            Due from one to five
             years....................   1,029,781  1,054,445
            Due from five to ten
             years....................   1,977,263  2,048,865
            Due after ten years.......   1,149,394  1,196,591
                                        ---------- ----------
                                         4,228,506  4,372,582
            Redeemable preferred
             stocks...................       4,870      5,378
            Mortgage-backed and asset-
             backed securities........   1,413,021  1,481,708
                                        ---------- ----------
                                        $5,646,397 $5,859,668
                                        ========== ==========

  Proceeds from sales of fixed maturities available for sale were $745 million in 1997, $487 million in 1996, and $1.18 billion in 1995. Gross gains realized on those sales were $1.3 million in 1997, $8.7 million in 1996, and $13.4 million in 1995. Gross losses were $32.2 million in 1997, $5.3 million in 1996, and $13.5 million in 1995.

  Torchmark had $30.5 million and $39.2 million in investment real estate at December 31, 1997 and 1996, respectively, which was nonincome producing during the previous twelve months. These properties included primarily construction in process and land. Torchmark had $107 thousand in non-income producing mortgages as of year end 1997. There were no fixed maturity investments, or other long-term investments which were nonincome producing at December 31, 1997.

  Derivative investments were immaterial to Torchmark at December 31, 1997. These investments consist of interest-only and principal-only collateralized mortgage obligations and a foreign currency trading account. Torchmark's total carrying value of these investments was $26.4 million and $26.3 million at December 31, 1997 and 1996, respectively. Torchmark has no off-balance sheet exposure in connection with these investments.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 4--PROPERTY AND EQUIPMENT

  A summary of property and equipment used in the business is as follows:

                                       DECEMBER 31, 1997     DECEMBER 31, 1996
                                     --------------------- ---------------------
                                              ACCUMULATED           ACCUMULATED
                                       COST   DEPRECIATION   COST   DEPRECIATION
                                     -------- ------------ -------- ------------
Company occupied real estate........ $ 64,103   $26,744    $ 68,925   $27,960
Data processing equipment...........   26,059    22,314      23,179    20,942
Transportation equipment............   11,857     7,545      11,396     7,492
Furniture and office equipment......   39,729    35,987      38,047    34,830
                                     --------   -------    --------   -------
                                     $141,748   $92,590    $141,547   $91,224
                                     ========   =======    ========   =======

  Depreciation expense on property used in the business was $5.9 million, $5.4 million, and $5.7 million, in each of the years 1997, 1996, and 1995, respectively.

NOTE 5--DEFERRED ACQUISITION COSTS AND VALUE OF INSURANCE PURCHASED

  An analysis of deferred acquisition costs and the value of insurance purchased is as follows:

                                  1997                    1996                    1995
                          ----------------------  ----------------------  ----------------------
                           DEFERRED    VALUE OF    DEFERRED    VALUE OF    DEFERRED    VALUE OF
                          ACQUISITION  INSURANCE  ACQUISITION  INSURANCE  ACQUISITION  INSURANCE
                             COSTS     PURCHASED     COSTS     PURCHASED     COSTS     PURCHASED
                          -----------  ---------  -----------  ---------  -----------  ---------
Balance at beginning of
 year...................  $1,253,727   $244,368   $1,121,325   $277,297   $1,017,467   $274,124
 Additions:
  Deferred during peri-
   od:
  Commissions...........     199,177          0      185,197        -0-      192,427        -0-
  Other expenses........     128,909          0      115,264        -0-      136,170        -0-
                          ----------   --------   ----------   --------   ----------   --------
   Total deferred.......     328,086          0      300,461        -0-      328,597        -0-
  Value of Insurance
   purchased............           0                     -0-        -0-          -0-     34,240
  Adjustment
   attributable to
   unrealized investment
   losses(1)............           0          0       17,838        -0-          -0-        -0-
                          ----------   --------   ----------   --------   ----------   --------
   Total additions......     328,086          0      318,299        -0-      328,597     34,240
                          ----------   --------   ----------   --------   ----------   --------
 Deductions:
  Amortized during peri-
   od...................    (197,160)   (27,380)    (185,148)   (32,929)    (172,764)   (31,067)
  Adjustment
   attributable to
   unrealized investment
   gains(1).............     (13,324)         0          -0-        -0-      (51,739)       -0-
  Adjustment
   attributable to
   realized investment
   gains(1).............        (198)         0         (749)       -0-         (236)       -0-
                          ----------   --------   ----------   --------   ----------   --------
   Total deductions.....    (210,682)   (27,380)    (185,897)   (32,929)    (224,739)   (31,067)
                          ----------   --------   ----------   --------   ----------   --------
Balance at end of year..  $1,371,131   $216,988   $1,253,727   $244,368   $1,121,325   $277,297
                          ==========   ========   ==========   ========   ==========   ========

--------
(1)Represents amounts pertaining to investments relating to universal life-type products.

  The amount of interest accrued on the unamortized balance of value of insurance purchased was $16.6 million, $18.9 million, and $20.0 million, for the years ended December 31, 1997, 1996, and 1995, respectively. The average interest rates used for the years ended December 31, 1997, 1996, and 1995 were 7.19%, 7.26%, and 7.26%, respectively. The estimated amount of the unamortized balance at December 31, 1997 to be amortized during each of the next five years is: 1998, $22.7 million; 1999, $19.9 million; 2000, $17.4 million; 2001,
$15.2 million, and 2002, $13.5 million.

  In the event of lapses or early withdrawals in excess of those assumed, deferred acquisition costs and the value of insurance purchased may not be recoverable.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 6--INITIAL PUBLIC OFFERING AND PLANNED SPIN-OFF OF ASSET MANAGEMENT
SEGMENT

  In November 1997, Torchmark announced that W&R, its asset management subsidiary, intended to make an initial public offering of common stock early in 1998, subject to market conditions. It was also announced that Torchmark plans to distribute to its shareholders its remaining W&R shares in a tax-free spin-off late in 1998, subject to market conditions, regulatory approval and tax-free status.

  On March 5, 1998, W&R sold 23.9 million shares of Class A Common Stock in a public offering. Net proceeds were approximately $516 million after underwriters' fees and expenses. W&R will use $481 million of the net proceeds to repay existing notes owed to Torchmark and other subsidiaries. The remaining $35 million will be used by W&R for general corporate purposes. Torchmark will use the $481 million proceeds to pay down debt, invest in fixed maturity investments, acquire stock, and for other corporate purposes.

  W&R contributed $244 million in revenues and $117 million to Torchmark's pretax income in 1997. At December 31, 1997, its assets were $447 million and shareholders' equity was $250 million before giving effect to a $480 million dividend to Torchmark. As a result of the planned spin-off, Torchmark's debt-to-capitalization ratio should be improved and its interest coverage ratio minimally affected. As more fully discussed in Note 10, the spin-off, if and when completed, will constitute the distribution of a portion of the policyholders' surplus account resulting in the recognition of a current tax expense of approximately $50 million.

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

  In addition to previously transferred securities, warrants, and Section 29 energy-related tax credits, which approximated $112 million at closing, Torchmark received subordinated debt and notes totaling $32.5 million along with $15.5 million in cash. After closing costs and retained liabilities, Torchmark recorded a pretax loss of $23 million and an after-tax loss of $7 million from the sale, or $.05 per share.

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

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 8--FUTURE POLICY BENEFIT RESERVES

  A summary of the assumptions used in determining the liability for future policy benefits at December 31, 1997 is as follows:

                           INDIVIDUAL LIFE INSURANCE

INTEREST ASSUMPTIONS:

                                                  PERCENT OF
           YEARS OF ISSUE      INTEREST RATES     LIABILITY
           --------------   --------------------- ----------
           1917-1997                        3.00%      3%
           1947-1954                        3.25%      1
           1927-1989                        3.50%      1
           1955-1961                        3.75%      1
           1925-1997                        4.00%     12
           1962-1969        4.50% graded to 4.00%      2
           1970-1980        5.50% graded to 4.00%      4
           1970-1997                        5.50%      1
           1929-1997                        6.00%     11
           1986-1994        7.00% graded to 6.00%     11
           1954-1997        8.00% graded to 6.00%     11
           1951-1985        8.50% graded to 6.00%     10
           1980-1987        8.50% graded to 7.00%      1
           1975-1991        9.50% graded to 8.00%      6
           1984-1997           Interest Sensitive     25
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

                          INDIVIDUAL HEALTH INSURANCE

INTEREST ASSUMPTIONS:

                                                  PERCENT OF
           YEARS OF ISSUE      INTEREST RATES     LIABILITY
           --------------   --------------------- ----------
           1962-1997                        3.00%      2%
           1969-1980        5.50% graded to 4.00%      4
           1982-1997                        4.50%      1
           1993-1997                        6.00%     23
           1986-1992        7.00% graded to 6.00%     48
           1955-1997        8.00% graded to 6.00%     12
           1951-1986        8.50% graded to 6.00%     10
                                                     ---
                                                     100%
                                                     ===

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 8--FUTURE POLICY BENEFIT RESERVES (CONTINUED)


MORBIDITY ASSUMPTIONS:

  For individual health, the morbidity assumptions are based on either Torchmark's experience or the assumptions used in calculating statutory reserves.

TERMINATION ASSUMPTIONS:

  Termination assumptions are based on Torchmark's experience.

OVERALL INTEREST ASSUMPTIONS

  The overall average interest assumption for determining the liability for future life and health insurance benefits in 1997 was 6.2%.

NOTE 9--LIABILITY FOR UNPAID HEALTH CLAIMS

  Activity in the liability for unpaid health claims is summarized as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
     Balance at beginning of year:.................. $173,900 $170,566 $166,731
     Incurred related to:
      Current year..................................  503,948  495,642  502,018
      Prior year....................................   15,280      179   (8,295)
                                                     -------- -------- --------
     Total incurred.................................  519,228  495,821  493,723
     Paid related to:
      Current year..................................  349,815  340,310  342,905
      Prior year....................................  164,324  152,177  146,983
                                                     -------- -------- --------
     Total paid.....................................  514,139  492,487  489,888
                                                     -------- -------- --------
     Balance at end of year......................... $178,989 $173,900 $170,566
                                                     ======== ======== ========

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

  Total income taxes were allocated as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
   Income from continuing operations............. $178,490  $180,622  $157,539
   Discontinued operations.......................      -0-   (15,813)  (86,050)
   Monthly income preferred securities dividend..   (5,318)   (5,199)   (5,555)
   Shareholders' equity:
    Unrealized gains (losses)....................   49,832   (50,457)  151,142
    Tax basis compensation expense (from the
     exercise of stock options) in excess of
     amounts recognized for financial reporting
     purposes....................................  (44,011)   (1,947)     (709)
   Other.........................................    1,514      (898)   (6,169)
                                                  --------  --------  --------
                                                  $180,507  $106,308  $210,198
                                                  ========  ========  ========

  Income tax expense attributable to income from continuing operations consists of:

                                                      YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1997      1996     1995
                                                    --------- -------- --------
   Current income tax expense...................... $ 132,976 $130,624 $110,652
   Deferred income tax expense.....................    45,514   49,998   46,887
                                                    --------- -------- --------
                                                    $ 178,490 $180,622 $157,539
                                                    ========= ======== ========

  In 1997, 1996, and 1995, deferred income tax expense was incurred because of certain differences between net operating income before income taxes as reported on the consolidated statement of operations and taxable income as reported on Torchmark's income tax returns. As explained in Note 1, these differences caused the financial statement book values of some assets and liabilities to be different from their respective tax bases.

  The effective income tax rate differed from the expected 35% rate as shown below:

                                            YEAR ENDED DECEMBER 31,
                                     -------------------------------------------
                                       1997     %     1996     %     1995     %
                                     --------  ---  --------  ---  --------  ---
   Expected income taxes............ $178,288   35% $173,296   35% $149,861   35%
   Increase (reduction) in income
    taxes
    resulting from:
    Tax-exempt investment income....   (6,408)  (1)   (7,014)  (1)   (7,965)  (2)
    Other...........................    6,610    1    14,340    3    15,643    4
                                     --------  ---  --------  ---  --------  ---
   Income taxes..................... $178,490   35% $180,622   37% $157,539   37%
                                     ========  ===  ========  ===  ========  ===

  The reduction in Torchmark's 1997 effective tax rate was a result of a recovery of state income taxes from a unitary filing in 1997. Without this one-time recovery, Torchmark's effective tax rate would have been 36.1% in 1997.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 10--INCOME TAXES (CONTINUED)


  The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                              DECEMBER 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
Deferred tax assets:
 Investments, principally due to (in the acquisition of a
  subsidiary) the use of market value in recording the cost
  of fixed maturities for financial reporting purposes but
  not for tax purposes..................................... $  1,062  $  2,996
 Future policy benefits, unearned and advance premiums, and
  policy claims............................................      -0-     9,264
 Present value of future policy surrender charges..........   13,925     9,636
 Other assets and other liabilities, principally due to the
  current nondeductibility of certain accrued expenses for
  tax purposes.............................................   40,104    30,025
                                                            --------  --------
 Total gross deferred tax assets...........................   55,091    51,921
 Less valuation allowance..................................   (2,111)   (2,111)
                                                            --------  --------
 Net deferred tax assets...................................   52,980    49,810
                                                            --------  --------
Deferred tax liabilities:
 Unconsolidated affiliates, principally due to the use of
  equity method accounting for financial reporting purposes
  but not for tax purposes.................................   19,208    24,368
 Deferred acquisition costs................................  363,077   333,640
 Unrealized investment gains...............................   73,784    23,952
 Future policy benefits, unearned and advance premiums, and
  policy claims............................................   15,911       -0-
 Other.....................................................   16,162    12,625
                                                            --------  --------
 Total gross deferred tax liabilities......................  488,142   394,585
                                                            --------  --------
Net deferred tax liability................................. $435,162  $344,775
                                                            ========  ========

  The valuation allowance for deferred tax assets as of December 31, 1997 and 1996 was $2.1 million. Subsequently recognized tax benefits of $2.1 million relating to the December 31, 1997 valuation allowance will be allocated to goodwill.

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

  As more fully discussed in Note 6, Torchmark plans to spin off its asset management segment subject to market conditions, to receipt of a ruling from the IRS that the spin-off is a tax-free transaction, and to regulatory approval. The spin-off, if and when completed, will constitute the distribution of a portion of the policyholders' surplus account resulting in a tax expense of approximately $50 million.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 11--POSTRETIREMENT BENEFITS

  Pension Plans: Torchmark has retirement benefit plans and savings plans which cover substantially all employees. There is also a nonqualified excess benefit plan which covers certain employees. The total cost of these retirement plans charged to operations was as follows:

                                                  DEFINED EXCESS
                                       DEFINED    BENEFIT BENEFIT
           YEAR ENDED                CONTRIBUTION PENSION PENSION
          DECEMBER 31,                  PLANS      PLANS   PLAN
          ------------               ------------ ------- -------
           1997....................    $ 2,402    $ 4,788  $ 526
           1996....................      2,595      4,804    467
           1995....................      3,208      6,820    524

  Cost for the defined benefit pension plans has been calculated on the projected unit credit actuarial cost method. Contributions are made to the pension plans subject to minimums required by regulation and maximums allowed for tax purposes. Accrued pension expense in excess of amounts contributed has been recorded as a liability in the financial statements and was $8.8 million and $6.2 million at December 31, 1997 and 1996, respectively. The plans covering the majority of employees are organized as trust funds whose assets consist primarily of investments in marketable long-term fixed maturities and equity securities which are valued at market.

  The excess benefit pension plan provides the benefits that an employee would have otherwise received from a defined benefit pension plan in the absence of the Internal Revenue Code's limitation on benefits payable under a qualified plan. Although this plan is unfunded, pension cost is determined in a similar manner as for the funded plans. Liability for the excess benefit plan was $5.4 million and $4.8 million as of December 31, 1997 and 1996, respectively.

  Net periodic pension cost for the defined benefit plans by expense component was as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                    1997      1996      1995
                                                   -------  --------  --------
       Service cost--benefits earned during the
        period...................................  $ 6,243  $  6,581  $  7,190
       Interest cost on projected benefit obliga-
        tion.....................................    9,537     9,097     8,867
       Actual return on assets...................  (21,117)  (17,798)  (17,927)
       Net amortization and deferral.............   10,651     7,391     9,214
                                                   -------  --------  --------
       Net periodic pension cost.................  $ 5,314  $  5,271  $  7,344
                                                   =======  ========  ========

  A reconciliation of the funded status of the defined benefit plans with Torchmark's pension liability was as follows:

                                                             AT DECEMBER 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
       Fair market value of assets available for benefits.  $134,631  $123,288
       Projected benefit obligation:
        Vested............................................    97,512    90,189
        Nonvested.........................................     3,133     3,453
                                                            --------  --------
         Accumulated benefit obligation...................   100,645    93,642
        Effect of projected future salary increases.......    26,457    25,710
                                                            --------  --------
         Total projected benefit obligation...............   127,102   119,352
                                                            --------  --------
       Funded status......................................     7,529     3,936
       Unamortized prior service costs....................     1,624     1,433
       Unamortized transition asset.......................      (487)     (725)
       Unrecognized (gain) or loss........................   (22,859)  (15,669)
                                                            --------  --------
         Accrued pension costs included in liabilities....  $(14,193) $(11,025)
                                                            ========  ========

  The weighted average assumed discount rates used in determining the actuarial benefit obligations were 7.5% in 1997 and 1996. The rate of assumed compensation increase was 4.5% in 1997 and 1996 and the expected long-term rate of return on plan assets was 9.25% in 1997 and 1996.

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

  For retired employees over age sixty-five, Torchmark does not provide postretirement benefits other than pensions. Torchmark does provide a portion of the cost for health insurance benefits for employees who retired before February 1, 1993 and before age sixty-five, covering them until they reach age sixty-five. Eligibility for this benefit was generally achieved at age fifty-five with at least fifteen years of service. This subsidy is minimal to retired employees who did not retire before February 1, 1993. This plan is unfunded.

  Net periodic postretirement benefit cost included the following components:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                             -----------------
                                                             1997  1996  1995
                                                             ----  ----  -----
       Service cost......................................... $296  $297  $ 284
       Interest cost on accumulated postretirement benefit
        obligation..........................................  558   617    678
       Actual return on plan assets.........................  -0-   -0-    -0-
       Net amortization and deferral........................ (396) (252)  (559)
                                                             ----  ----  -----
       Net periodic postretirement benefit cost............. $458  $662  $ 403
                                                             ====  ====  =====

  The following table sets forth the plans' combined benefit obligation which is a component of other liabilities:

                                                                AT DECEMBER 31,
                                                                ----------------
                                                                 1997     1996
                                                                ------- --------
       Accumulated postretirement benefit obligation:
        Retirees............................................... $ 3,345 $  3,622
        Fully eligible active plan participants................   1,465    1,613
        Other active plan participants.........................   2,762    2,395
                                                                ------- --------
         Total accumulated postretirement benefit obligation...   7,572    7,630
       Plan assets at fair value...............................     -0-      -0-
                                                                ------- --------
       Accumulated postretirement benefit obligation in excess
        of plan assets.........................................   7,572    7,630
       Unrecognized net gain from past experience different
        from that assumed and from changes in assumptions......   1,667    1,717
       Prior service cost not yet recognized in net periodic
        post retirement benefit cost...........................     754      993
                                                                ------- --------
         Accrued postretirement benefit cost included in
          liabilities.......................................... $ 9,993 $ 10,340
                                                                ======= ========

  For measurement purposes, a 7.0% to 9.0% annual rate of increase in per capita cost of covered healthcare benefits was assumed for 1997. These rates grade to ranges of 4.5% to 6.5% by the year 2006. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the health care cost trend by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $1.3 million and would increase the net periodic postretirement cost for the year ended December 31, 1997 by approximately $176 thousand.

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.39% in 1997 and 7.5% in 1996.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 12--DEBT

  An analysis of debt is as follows:

                                                     DECEMBER 31,
                                       -----------------------------------------
                                               1997                 1996
                                       -------------------- --------------------
                                       SHORT-TERM LONG-TERM SHORT-TERM LONG-TERM
                                          DEBT      DEBT       DEBT      DEBT
                                       ---------- --------- ---------- ---------
   Sinking Fund Debentures...........   $  8,000  $170,354             $198,134
   Senior Notes, due 1998............    199,898                        199,607
   Senior Debentures, due 2009.......               99,450               99,450
   Notes, due 2023...................              195,969              195,921
   Notes, due 2013...................               98,525               98,477
   Commercial paper..................    138,963             $40,778
   Other notes and mortgages payable
    at various interest rates;
    collateralized by buildings .....        291                 132        291
                                        --------  --------   -------   --------
                                        $347,152  $564,298   $40,910   $791,880
                                        ========  ========   =======   ========

  The amount of debt that becomes due during each of the next five years is:
1998, $347,152; 1999, $0; 2000, $0; and 2001, $0, and 2002, $0. Also in 1998,
Torchmark intends to call $160 million principal amount of its Sinking Fund Debentures.

  The Sinking Fund Debentures, due March 1, 2017, are carried at remaining principal amount of $180 million less unamortized issue expenses and bear interest at 8 5/8%, payable on March 1 and September 1. A sinking fund provides for mandatory principal repayment at par of not less than $8 million per year each year during the twelve months preceding March 1, 1998 through March 1, 2016. At Torchmark's option, an additional $12 million principal amount per year may be redeemed at par according to the same schedule. The option to make such additional repayments is not cumulative and if not availed of in any year will terminate. Furthermore, Torchmark may, at its option, redeem the entire issue at prices ranging from 104.59% to 100.0% of par, subject to certain restrictions. The Sinking Fund Debentures have equal priority with other Torchmark unsecured indebtedness. During the third quarter of 1997, Torchmark repaid the mandatory $8 million principal amount and the optional $12 million principal amount. Torchmark intends to repay another $20 million, $8 million of which is mandatory, in the first quarter of 1998, and has notified its transfer agent of its intent to call the remaining $160 million principal balance of this debt on April 1, 1998 at the prevailing call price of 103.76% of par or $166 million.

  The Senior Notes, due May 1, 1998, are not redeemable prior to maturity. They were issued in the principal amount of $200 million. Interest is payable on May 1 and November 1 of each year at a rate of 9 5/8%. These notes have equal priority with other Torchmark unsecured indebtedness.

  The Senior Debentures, remaining principal amount of $99 million, are due August 15, 2009. They bear interest at a rate of 8 1/4%, with interest payable on February 15 and August 15 of each year. The Senior Debentures, which are not redeemable at the option of Torchmark prior to maturity, provided the holder with an option to require Torchmark to repurchase the debentures on August 15, 1996 at principal amount plus accrued interest. Pursuant to this option, $550 thousand debentures were repurchased in 1996. The Senior Debentures have equal priority with other Torchmark unsecured indebtedness.

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

  Torchmark has entered into a revolving credit agreement with a group of lenders under which it may borrow on an unsecured basis up to $600 million. The commitment matures October 22, 2002.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 12--NOTES PAYABLE (CONTINUED)
Borrowings are at interest rates selected by Torchmark based on either the corporate base rate or the Eurodollar rate at the time of borrowings. At December 31, 1997 and December 31, 1996 there were no borrowings under the revolving credit agreement. The revolving credit agreement is designed to back up a commercial paper program which began in 1995. The short-term borrowings under the revolving credit agreements and in the commercial paper market averaged $89 million during 1997, and were made at an average yield of 5.61%. At December 31, 1997, commercial paper was outstanding in the face amount of $139 million. Torchmark is subject to certain covenants for the revolving credit agreements regarding capitalization and earnings, for which it was in compliance at December 31, 1997, and pays a facility fee based on size of the line.

  Interest in the amount of $1.7 million, $1.4 million, and $1.6 million was capitalized during 1997, 1996, and 1995, respectively.

NOTE 13--MONTHLY INCOME PREFERRED SECURITIES

  In October, 1994, Torchmark, through its wholly-owned finance subsidiary, Torchmark Capital L.L.C., completed a public offering of eight million shares of 9.18% MIPS at a face amount of $200 million. The securities are subject to a mandatory redemption in full at September 30, 2024, although Torchmark may elect to extend the MIPS for up to an additional 20 years if certain conditions are met. They are redeemable at Torchmark's option after September 30, 1999. Torchmark subsequently entered into a ten-year swap agreement with an unaffiliated party whereby Torchmark agreed to pay a variable rate on the $200 million face amount in exchange for payment of the fixed dividend. In a related transaction, Torchmark purchased a five-year cap on the swap agreement that insures that the variable rate cannot exceed 10.39% through September 30, 1999. The interest rate was 7.36% at December 31, 1997 and 6.95% at December 31, 1996. Torchmark pays a yearly fee of $860 thousand for the cap agreement. The market value of the swap agreement was a benefit of $18.7 million December 31, 1997 and $14.7 million at December 31, 1996. The market value of the cap agreement, net of the present value of future annual payments, was an obligation of $.8 million at December 31, 1997 and $1.3 million at December 31, 1996. Except as otherwise described in "Note 3--Investments" on page 43 of this report, Torchmark is a party to no other derivative instruments as defined by SFAS 119.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 14--SHAREHOLDERS' EQUITY

  Share Data: A summary of preferred and common share activity which has been restated to give effect for the two-for-one stock split in the form of a dividend is as follows:

                                        PREFERRED STOCK      COMMON STOCK
                                        --------------- ----------------------
                                               TREASURY              TREASURY
                                        ISSUED  STOCK     ISSUED      STOCK
                                        ------ -------- ----------- ----------
1995:
 Balance at January 1, 1995............  -0-     -0-    147,568,456 (4,500,386)
 Issuance of common stock due to
  exercise of stock options............                                266,204
                                         ---     ---    ----------- ----------
 Balance at December 31, 1995..........  -0-     -0-    147,568,456 (4,234,182)
1996:
 Issuance of common stock due to
  exercise of stock options............                                676,376
 Other treasury stock acquired.........                             (4,618,700)
                                         ---     ---    ----------- ----------
 Balance at December 31, 1996..........  -0-     -0-    147,568,456 (8,176,506)
1997:
 Issuance of common stock due to
  exercise of stock options............                     280,452  5,539,596
 Other treasury stock acquired.........                             (5,171,558)
                                         ---     ---    ----------- ----------
                                         -0-     -0-    147,848,908 (7,808,468)
                                         ===     ===    =========== ==========

                                     AT DECEMBER 31, 1997  AT DECEMBER 31, 1996
                                     --------------------- ---------------------
                                     PREFERRED   COMMON    PREFERRED   COMMON
                                       STOCK      STOCK      STOCK      STOCK
                                     --------- ----------- --------- -----------
 Par value per share................     $1.00       $1.00     $1.00       $1.00
 Authorized shares.................. 5,000,000 320,000,000 5,000,000 320,000,000

  Acquisition of Common Shares: Torchmark shares are acquired from time to time through open market purchases under the Torchmark stock repurchase program when it is believed to be the best use of Torchmark's funds and for future employee stock option exercises. Share repurchases under this program were 5.2 million shares at a cost of $183 million in 1997, and 4.6 million shares at a cost of $107 million in 1996.

  Grant of Restricted Stock: A grant of 120,000 Torchmark shares was made on May 1, 1991 to a Torchmark senior officer. The shares are restricted as to resale, vesting 12,000 shares per year for 10 years on the anniversary date of the grant. The market value of Torchmark stock was $17.46 per share on the grant date. On January 1, 1998, 117,500 shares were granted to four executive officers of Torchmark or its subsidiaries. These shares vest over eight years in accordance with the following schedule: 16% on the first anniversary, with the vesting percentage declining one percent each year thereafter until the eighth anniversary. The market value of Torchmark stock was $42.1875 per share on the grant date.

  Restrictions: Restrictions exist on the flow of funds to Torchmark from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. These restrictions generally limit the payment of dividends by insurance subsidiaries to statutory net gain on an annual noncumulative basis in the absence of special approval. Additionally, insurance companies are not permitted to distribute the excess of shareholders' equity as determined on a GAAP basis over that determined on a statutory basis. In 1998, $333 million will be available to Torchmark for dividends from insurance subsidiaries in compliance with statutory regulations without prior regulatory approval.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 14--SHAREHOLDERS' EQUITY (CONTINUED)

  Earnings Per Share: A reconciliation of basic and diluted weighted-average shares outstanding, in accordance with SFAS 128, is as follows:

                                               1997        1996        1995
                                            ----------- ----------- -----------
Basic weighted average shares outstanding.. 139,202,354 142,459,783 143,187,547
Weighted average dilutive options
 outstanding...............................   2,228,802   1,323,435   1,040,701
                                            ----------- ----------- -----------
Diluted weighted average shares
 outstanding............................... 141,431,156 143,783,218 144,228,248
                                            =========== =========== ===========

  Weighted average options outstanding considered to be anti-dilutive under SFAS 128 totaled 742,472, 598,342 and 1,637,402 as of December 31,1997, 1996
and 1995, respectively, and are excluded from the calculation of diluted earnings per share. Income available to common shareholders for basic earnings per share is equivalent to income available to common shareholders for diluted earnings per share.


NOTE 15--EMPLOYEE STOCK OPTIONS

  Certain employees and directors have been granted options to buy shares of Torchmark stock generally at the market value of the stock on the date of grant under the provisions of the Torchmark Corporation 1987 Stock Incentive Plan ("1987 Option Plan"). The options are exercisable during the period commencing from the date they vest until expiring ten years or ten years and two days after grant. Employee stock options granted under the 1987 Option Plan generally vest one-half in two years and one-half in three years. Director grants generally vest in six months. A grant in September, 1997 vested immediately. Deferred executive and director grants vest over ten years. Torchmark generally issues shares for the exercise of stock options out of treasury stock.

  An analysis of shares available for grant in terms of shares adjusted for the stock dividend is as follows:

                                                   AVAILABLE FOR GRANT
                                             ----------------------------------
                                                1997        1996        1995
                                             ----------  ----------  ----------
   Balance at January 1.....................  1,345,080   2,499,778   3,996,268
   Amendment of 1987 Plan...................  4.800,000
   Granted.................................. (3,743,972) (1,448,200) (1,522,200)
   Expired..................................     32,896     293,502      25,710
                                             ----------  ----------  ----------
   Balance on December 31...................  2,434,004   1,345,080   2,499,778
                                             ==========  ==========  ==========

  Torchmark accounts for its employee stock options in accordance with SFAS 123 "Accounting for Stock-Based Compensation", which defines a "fair value method" of measuring and accounting for employee stock options. It also allows accounting for such options under the "intrinsic value method" in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. If a company elects to use the intrinsic value method, then pro forma disclosures of earnings and earnings per share are required as if the fair value method of accounting was applied. The effects of applying SFAS 123 in the pro forma disclosures are not necessarily indicative of future amounts.

  Torchmark has elected to account for its stock options under the intrinsic value method as outlined in APB 25. The fair value method requires the use of an option valuation model, such as the Black-Scholes option valuation model, to value employee stock options, upon which a compensation expense is based. The Black-Scholes option valuation model was not developed for use in valuing employee stock options. Instead, this model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Torchmark's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the existing models do not provide a reliable measure of the fair value of its employee stock options. Under the intrinsic value method, compensation expense is only recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 15--EMPLOYEE STOCK OPTIONS (CONTINUED)

  The fair value for Torchmark's employee stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1996 and 1995:

                                                        1997     1996     1995
                                                      -------- -------- --------
   Risk-free interest rate...........................    6.1%     6.4%     5.4%
   Dividend yield....................................    1.7%     3.7%     3.7%
   Volatility factor.................................   23.7     22.8     22.8
   Weighted average expected life (in years).........   3.93     4.17     4.17

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Torchmark's pro forma information follows (in thousands except for earnings per share information):

                                                       1997     1996     1995
                                                     -------- -------- --------
   Pro forma net income............................. $318,671 $309,657 $143,148
   Pro forma basic net income per share.............     2.29     2.17     1.00
   Pro forma diluted net income per share...........     2.25     2.15      .99

  On September 25, 1997, Torchmark executed a stock option exercise and "reload" program through which over 100 Torchmark directors and employees exercised vested stock options and received replacement options at current market price. This program resulted in the issuance of 4.8 million shares, of which over 3 million shares were immediately sold by the directors and employees through the open market to cover the cost of the purchased shares and related taxes. As a result of the "reload" program, management's ownership interest increased, and Torchmark received a significant current tax benefit from the exercise of the options.

  A summary of Torchmark's stock option activity adjusted for the stock dividend, and related information for the years ended December 31, 1997, 1996, and 1995 follows:

                                     1997                         1996                        1995
                          ---------------------------- --------------------------- ---------------------------
                                      WEIGHTED AVERAGE            WEIGHTED AVERAGE            WEIGHTED AVERAGE
                           OPTIONS     EXERCISE PRICE   OPTIONS    EXERCISE PRICE   OPTIONS    EXERCISE PRICE
                          ----------  ---------------- ---------  ---------------- ---------  ----------------
Outstanding-beginning of
 year...................   9,350,022       $18.52      8,871,700       $17.31      7,641,414       $16.25
Granted.................   3,743,972        36.70      1,448,200        24.55      1,522,200        21.57
Exercised...............  (5,820,048)       16.17       (676,376)       15.00       (266,204)       11.09
Expired.................     (32,896)       29.69       (293,502)       19.63        (25,710)       20.12
                          ----------                   ---------                   ---------
Outstanding-end of year.   7,241,050        29.76      9,350,022        18.52      8,871,700        17.31
                          ==========                   =========                   =========
Exercisable at end of
 year...................   4,189,238        32.82      6,188,622        16.47      6,487,294        16.33

  The weighted average fair value of options granted during the years ended December 31, 1997, 1996 and 1995 were $8.43, $5.08, and $3.95, respectively.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 15--EMPLOYEE STOCK OPTIONS (CONTINUED)


  The following table summarizes information about stock options outstanding at December 31, 1997:

                                                                CONTRACT
     EXERCISE                        NUMBER      NUMBER       TERMINATION
      PRICE       GRANT DATE       OUTSTANDING EXERCISABLE        DATE
     -------- ------------------   ----------- ----------- ------------------
      5.6500  October 1, 1993           6,416       6,416  October 3, 2003
      6.5550  October 1, 1993           5,016       5,016  October 3, 2003
     11.3000  October 1, 1993           7,080       7,080  October 3, 2003
     14.2400  October 1, 1993           6,196       6,196  October 3, 2003
     15.5625  January 15, 1991         12,582      12,582  January 17, 2001
     16.2500  January 2, 1991          18,000      18,000  January 4, 2001
     16.5625  January 25, 1990         18,000      18,000  January 27, 2000
     17.0000  December 16, 1994       265,050     265,050  December 18, 2004
     17.0000  December 7, 1992          9,146       9,146  December 9, 2002
     17.0000  December 14, 1993        32,718      32,718  December 16, 2003
     17.0000  October 1, 1993          15,074      15,074  October 3, 2003
     17.1750  October 1, 1993           6,624       6,624  October 3, 2003
     17.1875  December 12, 1991        29,376      29,376  December 14, 2001
     17.4375  January 3, 1995           6,000       6,000  January 5, 2005
     18.3050  October 1, 1993           5,190       5,190  October 3, 2003
     18.6100* December 18, 1996        60,000       6,000  December 20, 2006
     19.1875  January 2, 1992          36,000      36,000  January 4, 2002
     21.6875  December 20, 1995     1,450,180     721,640  December 22, 2005
     21.7500  December 14, 1993        54,092      54,092  December 16, 2003
     22.5000  January 3, 1994          12,000      12,000  January 5, 2004
     22.5000  January 2, 1996           6,000       6,000  January 4, 2006
     23.2800  October 1, 1993           3,920       3,920  October 3, 2003
     24.8750  December 16, 1996     1,339,800           0  December 18, 2006
     25.1250  January 2, 1997          24,168       6,000  January 4, 2007
     25.8750  January 31, 1997        615,504           0  February 2, 2007
     26.0000  December 7, 1992        104,618     104,618  December 9, 2002
     28.8750  January 4, 1993          24,000      24,000  January 6, 2003
     38.8750  December 24, 1997       295,800           0  December 26, 2007
     39.1250  September 25, 1997    2,772,500   2,772,500  September 27, 2007
                                    ---------   ---------
                                    7,241,050   4,189,238
                                    =========   =========

--------
* Issued when the market price was $24.8125.

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 16--COMMITMENTS AND CONTINGENCIES

  Reinsurance: Insurance affiliates of Torchmark reinsure that portion of insurance risk which is in excess of their retention limits. Retention limits for ordinary life insurance range up to $2.5 million per life. Life insurance ceded represents less than 1.0% of total life insurance in force at December 31, 1997. Insurance ceded on life and accident and health products represents
 .8% of premium income for 1997. Torchmark would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

  Insurance affiliates also assume insurance risks of other companies. Life reinsurance assumed represents 2.8% of life insurance in force at December 31, 1997 and reinsurance assumed on life and accident and health products represents 1.8% of premium income for 1997.

  Leases: Torchmark leases office space and office equipment under a variety of operating lease arrangements. These leases contain various renewal options, purchase options, and escalation clauses. Rental expense for operating leases was $7.6 million, $7.0 million, and $6.3 million for 1997, 1996, and 1995, respectively. Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 1997 are as follows: 1998, $4.4 million; 1999, $3.0 million; 2000, $1.7 million; 2001, $586 thousand; 2002, $205 thousand; and in the aggregate, $9.9 million.

  Restrictions on cash: A portion of the cash held in financial service subsidiaries that function as broker-dealers has been segregated for the benefit of customers in compliance with security regulations. This amount was $14.9 million at December 31, 1997 and $15.0 million at December 31, 1996.

  Concentrations of Credit Risk: Torchmark maintains a highly-diversified investment portfolio with limited concentration in any given region, industry, or economic characteristic. At December 31, 1997, the investment portfolio consisted of securities of the U.S. government or U.S. government-backed securities (18%); non government-guaranteed mortgage-backed securities (7%); short-term investments, which generally mature within one month (2%); securities of state and municipal governments (10%); securities of foreign governments (1%); and investment-grade corporate bonds (50%). The remainder of the portfolio was in real estate (3%), which is not considered a financial instrument according to GAAP; policy loans (3%), which are secured by the underlying insurance policy values; and equity securities, mortgages, noninvestment grade securities, and other long-term investments (6%). Investments in municipal governments and corporations are made throughout the U.S. with no concentration in any given state. Most of the investments in foreign government securities are in Canadian government obligations. Corporate equity and debt investments are made in a wide range of industries. At December 31, 1997, 1% or more of the portfolio was invested in the following industries: Financial services (18%); regulated utilities (6%); chemicals and allied products (5%); consumer goods (5%); transportation (5%); machinery and equipment (4%); manufacturing (3%); petroleum (2%); media/communications (2%); services (2%); retailing (2%); and asset-backed securities (1%). Otherwise, no individual industry represented 1% or more of Torchmark's investments. At year-end 1997, 4% of the carrying value of fixed maturities was rated below investment grade (BB or lower as rated by Standard & Poor's or the equivalent NAIC designation). Par value of these investments was $253.4 million, amortized cost was $255.3 million, and market value was $258.4 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in market value.

  Collateral Requirements: Torchmark requires collateral for investments in instruments where collateral is available and is typically required because of the nature of the investment. Since the majority of Torchmark's investments is in government, government-secured, or corporate securities, the requirement for collateral is rare. Torchmark's mortgages are secured by collateral.

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

punitive damage award in any given case is virtually impossible to predict. As of December 31, 1997, Liberty was a party to approximately 198 active lawsuits (including 28 employment related cases and excluding interpleaders and stayed cases), more than 170 of which were Alabama proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

  As previously reported, Torchmark, its insurance subsidiaries Globe and United American, and certain Torchmark officers were named as defendants in purported class action litigation filed in the District Court of Oklahoma County, Oklahoma (Moore v. Torchmark Corporation, Case No. CJ-94-2784-65, subsequently amended and restyled Tabor v. Torchmark Corporation). This suit claims damages on behalf of individual health policyholders who are alleged to have been induced to terminate such policies and to purchase Medicare Supplement and/or other insurance coverages. This case remains in the discovery proceeding status. On February 6, 1998, the defendants renewed their motion to dismiss the class claims for failure to prosecute.

  As previously reported, a purported class action was filed in 1995 against Liberty in the Circuit Court of Jefferson County, Alabama on behalf of Liberty cancer policyholders eligible for Medicare who submitted claims during an approximate two month period in 1993 alleging improper payment practices (Adkins v. Liberty National Life Insurance Company, Case No. CV-95-5634). Liberty had discontinued the payment practices which were the subject of this litigation after two months in 1993 and recalculated and repaid all claims in full as it had prior to the two month period together with interest. In July, 1996, the Court entered a class certification order. Liberty subsequently filed a petition for writ of mandamus or prohibition with the Alabama Supreme Court asserting abuse of discretion by the trial court in certifying the Adkins class. The Alabama Supreme Court issued the writ of mandamus on August 19, 1996. In January, 1998, Liberty filed a motion for summary judgment and a motion to decertify the class in Adkins. On February 4, 1998, the Jefferson County Circuit Court granted Liberty's motion for summary judgment.

  It has been previously reported that Liberty was a party to 53 individual cases filed in Chambers County, Alabama involving allegations that an interest-sensitive life insurance policy would become paid-up or self-sustaining after a specified number of years. Only four of these cases remain pending with all others having been settled and dismissed by the Chambers County Circuit Court.

  Prior filings have reported that the Mobile County, Alabama Circuit Court had ordered a reduction to $37,500 of the $5.0 million judgment against Liberty in Strickland v. Liberty National Life Insurance Company, Case No. CV-95-1399. This order was appealed by the plaintiffs to the Alabama Supreme Court, which affirmed the lower court's decision on February 13, 1998.

  It has been previously reported that Torchmark, its subsidiaries United American and Globe and certain individual corporate officers are parties to purported class action litigation filed in April, 1996 in the U.S. District Court for the Northern District of Georgia (Crichlow v. Torchmark Corporation, Case No. 4:96-CV-0086-HLM) involving certain hospital and surgical insurance policies issued by Globe and United American. In September, 1997, the U.S. District Court entered an order granting summary judgment against the plaintiffs on certain issues and denying national class certification, although indicating that plaintiffs could move for certification of a state class of Georgia policyholders. In December 1997, plaintiffs moved for the certification of a state class of Georgia policyholders. Discovery is proceeding on the remaining claims for breach of contract and the duty of good faith arising from closure of the block of business and certain post claim matters as well as fraud and conspiracy relating to pricing and delay in implementing rate increases.

  As previously reported, Liberty is a party to two lawsuits alleging that a class of persons were insured under Liberty cancer policies when Liberty knew that such persons were not entitled to retain any benefits under these policies, one of which was filed in 1996 in the Circuit Court of Jefferson County, Alabama (Harris v. Liberty National Life Insurance Company, Case No. CV-96-01836) and the other in the Circuit Court of St. Clair County, Alabama (Gentry v. Liberty National Life Insurance Company, Case No. CV-97-61). The St. Clair County Circuit Court conditionally certified a class in Gentry while the Jefferson County Circuit Court stayed the Harris case pending resolution of the Gentry case and did not certify a class in Harris. Plaintiffs in Harris then filed a petition for a writ of mandamus with the Alabama Supreme Court in Gentry seeking to preserve the class claims in their action in the Jefferson County Circuit Court. On January 30, 1998, the Alabama Supreme Court issued the writ of mandamus to the St. Clair County

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 16--COMMITMENTS AND CONTINGENCIES (CONTINUED)

Circuit Court in the Gentry case. On February 20, 1998, Liberty filed a motion to dismiss the class claims in the Gentry case with the St. Clair County Circuit Court.

  Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, contingent liabilities arising from threatened and pending litigation are not presently considered by management to be material. It should be noted, however, that large punitive damage awards bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly in Alabama, continue to occur, creating the potential for unpredictable material adverse judgments in any given punitive damage suit.

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

  A summary of segment data is as follows:

                                                           ADJUSTMENTS
                                       ASSET                   AND       CONSOLIDATED
                          INSURANCE  MANAGEMENT CORPORATE  ELIMINATIONS     TOTAL
                         ----------- ---------- ---------  ------------  ------------
1997:
Revenues--unaffiliated.. $ 2,123,835  $210,846  $ (44,435) $    (7,796)  $ 2,282,450
Intersegment revenues...      12,387    33,050     (2,290)     (43,147)  $       -0-
                         -----------  --------  ---------  -----------   -----------
Total revenues.......... $ 2,136,222  $243,896  $ (46,725) $   (50,943)  $ 2,282,450
                         ===========  ========  =========  ===========   ===========
Pretax income........... $   553,027  $122,474  $(146,764) $   (19,343)  $   509,394
Depreciation............       5,045     1,308      2,976          -0-         9,329
Capital expenditures....       7,119     3,401     23,520          -0-        34,040
Identifiable assets at
 year end...............  11,071,408   273,451    879,026   (1,256,594)   10,967,291
1996:
Revenues--unaffiliated.. $ 2,019,211  $188,718  $   6,543  $    (8,662)  $ 2,205,810
Intersegment revenues...       7,561    33,139     (2,310)     (38,390)          -0-
                         -----------  --------  ---------  -----------   -----------
Total revenues.......... $ 2,026,772  $221,857  $   4,233  $   (47,052)  $ 2,205,810
                         ===========  ========  =========  ===========   ===========
Pretax income........... $   496,260  $112,695  $ (98,089) $   (15,734)  $   495,132
Depreciation............       5,468     1,760      1,828          -0-         9,056
Capital expenditures....      15,236     1,987      7,746          -0-        24,969
Identifiable assets at
 year end...............   9,649,488   270,267    483,586     (602,541)    9,800,800
1995:
Revenues--unaffiliated.. $ 1,938,105  $156,052  $ (15,402) $   (11,273)  $ 2,067,482
Intersegment revenues...       7,497    27,503     (2,174)     (32,826)          -0-
                         -----------  --------  ---------  -----------   -----------
Total revenues.......... $ 1,945,602  $183,555  $ (17,576) $   (44,099)  $ 2,067,482
                         ===========  ========  =========  ===========   ===========
Pretax income........... $   473,591  $ 93,662  $(121,984) $   (17,094)  $   428,175
Depreciation............       6,135     1,915      1,553          -0-         9,603
Capital expenditures....       7,094     1,699     13,721          -0-        22,514
Identifiable assets at
 year end...............   8,933,970   127,001    496,858     (193,725)    9,364,104

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 18--RELATED PARTY TRANSACTIONS

  Investment in Related Parties: Other long-term investments include investment by Torchmark subsidiaries in the United Group of Mutual Funds and certain other funds for which Waddell & Reed, Inc. is sole advisor. These investments were $30.7 million and $30.3 million at December 31, 1997 and 1996, respectively. Investment income derived from these investments is included in net investment income.

  Rental Income: Torchmark leases office space to Vesta Insurance Group, Inc. ("Vesta"), a 27% owned subsidiary. Total rental income received from Vesta was $585 thousand, $508 thousand, and $494 thousand, for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 19--SUPPLEMENTAL DISCLOSURES FOR CASH FLOW STATEMENT

  The following table summarizes Torchmark's noncash transactions, which are not reflected on the Statement of Cash Flow:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                          --------------------
                                                           1997    1996   1995
                                                          ------- ------- ----
    Paid-in capital from tax benefit for stock option
     exercises........................................... $44,011 $ 1,947 $709
    Discounted/deferred option grants....................   2,019     -0-  -0-
    Non-cash assets received from sale of energy
     operations..........................................     -0-  79,289  -0-
    Non-cash liabilities assumed from sale of energy
     operations..........................................     -0-  48,942  -0-

  The following table summarizes certain amounts paid during the period:

                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                         1997     1996    1995
                                                        ------- -------- -------
    Interest paid...................................... $73,537 $ 74,433 $82,642
    Income taxes paid.................................. $96,210 $108,496 $99,298

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
NOTE 20--SELECTED QUARTERLY DATA (UNAUDITED)

  The following is a summary of quarterly results for the two years ended December 31, 1997. The information is unaudited but includes all adjustments (consisting of normal accruals) which management considers necessary for a fair presentation of the results of operations for these periods.

                                               THREE MONTHS ENDED
                                  -----------------------------------------------
                                  MARCH 31,  JUNE 30,  SEPTEMBER 30, DECEMBER 31,
                                  ---------  --------  ------------- ------------
1997:
-----
Premium and policy charges......  $415,690   $419,887    $420,227      $422,200
Financial services revenue......    48,363     49,915      53,482        55,025
Net investment income...........   103,634    106,895     110,615       112,473
Realized investment gains
 (losses).......................   (10,831)   (22,948)       (390)       (2,810)
Total revenues..................   557,070    554,197     584,064       587,119
Policy benefits.................   273,081    279,797     279,311       276,711
Amortization of acquisition
 expenses.......................    56,523     55,128      56,736        56,351
Pretax income from continuing
 operations.....................   119,691    114,285     142,025       133,393
Income (loss) from discontinued
 operations.....................       -0-        -0-         -0-           -0-
Net income (loss)...............    77,328     74,590      92,974        92,851
Basic net income per common
 share from continuing
 operations.....................       .55        .54         .67           .66
Basic net income per common
 share..........................       .55        .54         .67           .66
Basic net income per common
 share excluding realized gains,
 related DPAC adjustment, and
 discontinued operations........       .60        .65         .67           .68
Diluted net income per common
 share from continuing
 operations.....................       .55        .53         .66           .66
Diluted net income per common
 share..........................       .55        .53         .66           .66
Diluted net income per common
 share excluding realized gains,
 related DPAC adjustment, and
 discontinued operations........       .60        .63         .66           .67
1996:
-----
Premium and policy charges......  $402,188   $403,534    $402,585      $401,612
Financial services revenue......    44,337     47,157      45,529        47,272
Net investment income...........    99,417    100,700     101,576       102,915
Realized investment gains.......     4,713        379         498           239
Total revenues..................   550,823    551,983     550,597       552,407
Policy benefits.................   264,302    265,971     263,612       264,199
Amortization of acquisition
 expenses.......................    55,457     54,277      54,788        54,304
Pretax income from continuing
 operations.....................   119,296    123,200     125,094       127,542
Loss from discontinued
 operations.....................       -0-        -0-      (7,137)          -0-
Net income......................    76,274     79,039      73,693        82,366
Basic net income per common
 share from continuing
 operations.....................       .53        .55         .57           .59
Basic net income per common
 share from discontinued
 operations:
  Loss on disposal..............       -0-        -0-        (.05)          -0-
Basic net income per common
 share..........................       .53        .55         .52           .59
Basic net income per common
 share excluding realized gains,
 related DPAC adjustment, and
 discontinued operations........       .51        .55         .56           .59
Diluted net income per common
 share from continuing
 operations.....................       .53        .55         .56           .58
Diluted net income per common
 share from discontinued
 operations:
  Loss on disposal..............       -0-        -0-        (.05)          -0-
Diluted net income per common
 share..........................       .53        .55         .51           .58
Diluted net income per common
 share excluding realized gains,
 related DPAC adjustment, and
 discontinued operations........       .51        .54         .56           .58

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

                                   PART III

            ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  Information required by this item is incorporated by reference from the sections entitled "Election of Directors," "Profiles of Directors and Nominees," "Executive Officers" and Section 16(a) "Beneficial Ownership Reporting Compliance" of the Securities Exchange Act in the Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 1998 (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission.

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

                                    PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)Index of documents filed as a part of this report:

                                                                      PAGE OF
                                                                    THIS REPORT
                                                                    -----------
  Financial Statements:
  Torchmark Corporation and Subsidiaries:
   Independent Auditors' Report....................................      34
   Consolidated Balance Sheet at December 31, 1997 and 1996........      35
   Consolidated Statement of Operations for each of the years in
    the three-year period ended December 31, 1997..................      36
   Consolidated Statement of Shareholders' Equity for each of the
    years in the three-year period ended December 31, 1997.........      37
   Consolidated Statement of Cash Flow for each of the years in the
    three-year period ended December 31, 1997......................      38
   Notes to Consolidated Financial Statements......................      39
  Schedules Supporting Financial Statements for each of the years in the three-year period ended December 31, 1997:
   II.Condensed Financial Information of Registrant (Parent Compa-
   ny).............................................................      72
   III.Supplementary Insurance Information (Consolidated)..........      75
   IV.Reinsurance (Consolidated)...................................      76

 Schedules not referred to have been omitted as inapplicable or not required by
                                Regulation S-X.

(b)  Reports on Form 8-K.

  No reports on Form 8-K were filed by the registrant during the fourth quarter of 1997.

(c)  Exhibits

                                    EXHIBITS

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
  (3)(i) Restated Certificate of Incorporation of Torchmark Corpora-
         tion, as amended
    (ii) By-Laws of Torchmark Corporation, as amended (incorporated by reference from Exhibit 3(b) to Form 10-K for the fiscal year ended December 31, 1989)
  (4)(a) Specimen Common Stock Certificate (incorporated by reference from Exhibit 4(a) to Form 10-K for the fiscal year ended De-
         cember 31, 1989)
     (b) Trust Indenture dated as of February 1, 1987 between
         Torchmark Corporation and Morgan Guaranty Trust Company of
         New York, as Trustee (incorporated by reference from Exhibit
         4(b) to Form S-3 for $300,000,000 of Torchmark Corporation
         Debt Securities and Warrants (Registration No. 33-11816))
 (10)(a) Torchmark Corporation and Affiliates Retired Lives Reserve
         Agreement, as amended, and Trust (incorporated by reference from Exhibit 10(b) to Form 10-K for the fiscal year ended
         December 31, 1991)
     (b) Capital Accumulation and Bonus Plan of Torchmark Corpora-
         tion, as amended, (incorporated by reference from Exhibit
         10(c) to Form 10-K for the fiscal year ended December 31,
         1988)
     (c) Torchmark Corporation Supplementary Retirement Plan (incor-
         porated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1992)
     (d) Certified Copies of Resolutions Establishing Retirement Pol-
         icy for Officers and Directors of Torchmark Corporation and
         Providing Retirement Benefits for Directors
     (e) Torchmark Corporation Restated Deferred Compensation Plan
         for Directors, Advisory Directors, Directors Emeritus and
         Officers, as amended (incorporated by reference from Exhibit
         10(e) to Form 10-K for the fiscal year ended December 31,
         1992)
     (f) The Torchmark Corporation 1987 Stock Incentive Plan
     (g) General Agency Contract between Liberty National Life Insur-
         ance Company and Independent Research Agency For Life Insur-
         ance, Inc. (incorporated by reference from Exhibit 10(i) to
         Form 10-K for the fiscal year ended December 31, 1990)
     (h) Form of Marketing and Administrative Services Agreement be-
         tween Liberty National Fire Insurance Company, Liberty Na-
         tional Insurance Corporation and Liberty National Life In-
         surance Company (incorporated by reference from Exhibit 10.2 to Form S-1 Registration Statement No. 33-68114)
     (i) Form of Deferred Compensation Agreement Between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Eligible to Participate in the Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         and to Retire Prior to December 31, 1986 (incorporated by
         reference from Exhibit 10(k) to Form 10-K for the fiscal
         year ended December 31, 1991)
     (j) Form of Deferred Compensation Agreement between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Eligible to Participate in the Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         and Not Eligible to Retire Prior to December 31, 1986 (in-
         corporated by reference from Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 1991)
     (k) Torchmark Corporation Supplemental Savings and Investment
         Plan (incorporated by reference from Exhibit 10(m) to Form
         10-K for the fiscal year ended December 31, 1992)

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
    (l)  Service Agreement, dated as of January 1, 1991, between
         Torchmark Corporation and Liberty National Life Insurance
         Company (prototype for agreements between Torchmark Corpora-
         tion and other principal operating subsidiaries) (incorpo-
         rated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1992)
    (m)  The Torchmark Corporation Pension Plan (incorporated by ref-
         erence from Exhibit 10(o) to Form 10-K for the fiscal year ended December 31, 1992)
    (n)  United Investors Management Company Retirement Income Plan
         (incorporated by reference from Exhibit 10(p) to Form 10-K for the fiscal year ended December 31, 1992)
    (o)  Waddell & Reed, Inc. Career Field Retirement Plan (incorpo-
         rated by reference from Exhibit 10(q) to Form 10-K for the fiscal year ended December 31, 1992)
    (p)  The Torchmark Corporation Savings and Investment Plan (in-
         corporated by reference from Exhibit 10(s) to Form 10-K for the fiscal year ended December 31, 1992)
    (q)  United Investors Management Company Savings and Investment
         Plan (incorporated by reference from Exhibit 10(t) to Form
         10-K for the fiscal year ended December 31, 1992)
    (r)  Credit Agreements dated as of October 24, 1996 among
         Torchmark Corporation, the Lenders and The First National
         Bank of Chicago, as Agent (364 Day and Five Year)
    (s)  Coinsurance and Servicing Agreement between Security Benefit
         Life Insurance Company and Liberty National Life Insurance
         Company, effective as of December 31, 1995 (incorporated by reference from Exhibit 10(u) to Form 10-K for the fiscal
         year ended December 31, 1995)
    (t)  Form of Deferred Compensation Agreement Between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Not Eligible to Participate in Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         (incorporated by reference from Exhibit 10(j) to Form 10-K for the fiscal year ended December 31, 1991)
    (u)  Torchmark Corporation 1996 Non-Employee Director Stock Op-
         tion Plan (incorporated by reference from Exhibit 10(w) to
         Form 10-K for the fiscal year ended December 31, 1996)
    (v)  Torchmark Corporation 1996 Executive Deferred Compensation
         Stock Option Plan (incorporated by reference from Exhibit
         10(x) to Form 10-K for the fiscal year ended December 31,
         1996)
 (11)    Statement re computation of per share earnings                    71
 (20)    Proxy Statement for Annual Meeting of Stockholders to be
         held April 23, 1998
 (21)    Subsidiaries of the registrant                                    71
 (23)(a) Consent of KPMG Peat Marwick LLP to incorporation by refer-
         ence of their audit report dated February 2, 1998, except
         for Note 16, which is as of February 20, 1998 and Note 6,
         which is as of March 5, 1998 into Form S-8 of The Torchmark
         Corporation Savings and Investment Plan (Registration No. 2-
         76378)
    (b)  Consent of KPMG Peat Marwick LLP to incorporation by refer-
         ence of their audit report dated February 2, 1998, except
         for Note 16, which is as of February 20, 1998 and Note 6,
         which is as of March 5, 1998 into Form S-8 of The United In-
         vestors Management Company Savings and Investment Plan (Reg-
         istration No. 2-76912)

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
    (c) Consent of KPMG Peat Marwick LLP to incorporation by refer-
        ence of their audit report dated February 2, 1998, except for
        Note 16, which is as of February 20, 1998 and Note 6, which is as of March 5, 1998 into Form S-8 and the accompanying
        Form S-3 Prospectus of the Torchmark Corporation 1996 Non-Em-
        ployee Stock Option Plan (Registration No. 2-93760)
    (d) Consent of KPMG Peat Marwick LLP to incorporation by refer-
        ence of their audit report dated February 2, 1998, except for
        Note 16, which is as of February 20, 1998 and Note 6, which is as of March 5, 1998 into Form S-8 and the accompanying
        Form S-3 Prospectus of the Torchmark Corporation 1987 Stock
        Incentive Plan (Registration No. 33-23580)
    (e) Consent of KPMG Peat Marwick LLP to incorporation by
        reference of their audit report dated February 2, 1998,
        except for Note 16, which is as of February 20, 1998 and
        Note 6, which is as of March 5, 1998 into Form S-8 and the accompanying Form S-3 Prospectus of The Capital Accumulation and Bonus Plan of Torchmark Corporation (Registration No. 33-
        1032)
    (f) Consent of KPMG Peat Marwick LLP to incorporation by refer-
        ence of their audit report dated February 2, 1998, except for
        Note 16, which is as of February 20, 1998 and Note 6, which is as of March 5, 1998 into Form S-8 of the Liberty National
        Life Insurance Company 401(k) Plan (Registration No. 33-
        65507)
 (24)   Powers of attorney
 (27)   Financial Data Schedule

Exhibit 11. Statement re computation of per share earnings

            TORCHMARK CORPORATION COMPUTATION OF EARNINGS PER SHARE

                                          1997         1996          1995
                                      ------------ ------------  -------------
Net income from continuing opera-
 tions............................... $337,742,863 $318,508,976  $ 271,945,720
Discontinued operations of energy
 segment:
 Loss from operations................          -0-          -0-   (128,710,390)
 Loss on disposal....................          -0-   (7,137,124)           -0-
                                      ------------ ------------  -------------
Net income........................... $337,742,863 $311,371,852  $ 143,235,330
Basic weighted average shares out-
 standing............................  139,202,354  142,459,783    143,187,547
                                      ============ ============  =============
Diluted weighted average shares out-
 standing............................  141,431,156  143,783,218    144,228,248
                                      ============ ============  =============
Basic earnings per share:
 From continuing operations.......... $       2.43 $       2.24  $        1.90
 From discontinued operations of en-
  ergy segment:
  Loss from operations...............          -0-          -0-           (.90)
  Loss on disposal...................          -0-         (.05)           -0-
                                      ------------ ------------  -------------
  Net income......................... $       2.43 $       2.19  $        1.00
                                      ============ ============  =============
Diluted earnings per share:
 From continuing operations.......... $       2.39 $       2.22  $        1.89
 From discontinued operations of en-
  ergy segment:
  Loss from operations...............          -0-          -0-           (.90)
  Loss on disposal...................          -0-         (.05)           -0-
                                      ------------ ------------  -------------
  Net income......................... $       2.39 $       2.17  $         .99
                                      ============ ============  =============

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

All other exhibits required by Regulation S-K are listed as to location in the "Index of documents filed as a part of this report" on pages 68 through 70 of this report. Exhibits not referred to have been omitted as inapplicable or not required.

                     TORCHMARK CORPORATION (PARENT COMPANY)
           SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEET
                             (AMOUNTS IN THOUSANDS)

                                                           DECEMBER 31,
                                                     ----------------------
                                                        1997        1996
                                                     ----------  ----------
Assets:
 Investments:
  Long-term investments............................  $   23,917  $   11,182
  Short-term investments...........................         336       5,940
                                                     ----------  ----------
 Total investments.................................      24,253      17,122
 Cash..............................................       7,272         156
 Investment in affiliates..........................   3,277,785   2,949,625
 Due from affiliates...............................     204,775     104,146
 Accrued investment income.........................         132          84
 Other assets......................................      18,961       5,154
                                                     ----------  ----------
  Total assets.....................................  $3,533,178  $3,076,287
                                                     ==========  ==========
Liabilities and shareholders' equity:
 Liabilities:
  Short-term debt..................................  $  346,861  $   40,778
  Long-term debt...................................     564,298     791,589
  Taxes payable....................................      11,905         -0-
  Due to affiliates................................     373,792     330,527
  Other liabilities................................     110,387      90,905
                                                     ----------  ----------
  Total liabilities................................   1,407,243   1,253,799
 Monthly income preferred securities...............     193,199     193,145
 Shareholders' equity:
  Preferred stock..................................         -0-         -0-
  Common stock.....................................     143,220      73,784
  Additional paid-in capital.......................     187,731     141,701
  Unrealized investment gains .....................     136,926      46,581
  Retained earnings................................   1,699,409   1,549,391
  Treasury stock...................................    (234,550)   (182,114)
                                                     ----------  ----------
  Total shareholders' equity.......................   1,932,736   1,629,343
                                                     ----------  ----------
  Total liabilities and shareholders' equity.......  $3,533,178  $3,076,287
                                                     ==========  ==========


                 See accompanying Independent Auditors' Report

                             TORCHMARK CORPORATION
                                (PARENT COMPANY)
     SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
                       CONDENSED STATEMENT OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
Net investment income............................  $  5,275  $    931  $  1,261
Realized investment losses.......................   (19,706)   (5,738)  (23,516)
Other income.....................................       -0-         1        11
                                                   --------  --------  --------
  Total revenue..................................   (14,431)   (4,806)  (22,244)
General operating expenses.......................    13,880    13,958     7,823
Non-operating expenses--related to affiliates....       -0-       -0-       -0-
Reimbursements from affiliates...................   (13,956)  (13,332)  (13,260)
Interest expense.................................    96,402    88,916    91,825
                                                   --------  --------  --------
  Total expenses.................................    96,326    89,542    86,388
                                                   --------  --------  --------
Operating loss before income taxes and equity in
 earnings of affiliates..........................  (110,757)  (94,348) (108,632)
Income taxes ....................................    38,189    23,102    37,363
                                                   --------  --------  --------
Net operating loss before equity in earnings of
 affiliates......................................   (72,568)  (71,246)  (71,269)
Equity in earnings of affiliates.................   420,186   420,900   326,822
Monthly income preferred securities dividend (net
 of tax).........................................    (9,875)   (9,655)  (10,317)
                                                   --------  --------  --------
  Net income from continuing operations..........   337,743   339,999   245,236
Discontinued operations of energy segment:
 Loss from operations (net of tax)...............       -0-       -0-  (102,001)
 Loss on disposal (net of tax)...................       -0-   (28,627)      -0-
                                                   --------  --------  --------
  Net income.....................................  $337,743  $311,372  $143,235
                                                   ========  ========  ========


                 See accompanying Independent Auditors' Report.

                             TORCHMARK CORPORATION
                                (PARENT COMPANY)
    SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(continued)
                        CONDENSED STATEMENT OF CASH FLOW
                             (AMOUNTS IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1997      1996      1995
                                                 --------  --------  ---------
Cash provided from operations before dividends
 from subsidiaries.............................. $(35,284) $(77,291) $ (86,764)
 Cash dividends from subsidiaries...............  370,032   265,688    185,500
                                                 --------  --------  ---------
Cash provided from operations...................  334,748   188,397     98,736
Cash provided from (used for) investing activi-
 ties:
 Disposition of investments.....................      -0-       -0-        116
 Acquisition of investments.....................   (2,150)   (1,667)    (1,556)
 Investment in subsidiaries..................... (174,799)      -0-    (83,211)
 Loans to subsidiaries.......................... (117,392)  (12,508)   (49,043)
 Repayments on loans to subsidiaries............   28,242       -0-        -0-
 Net decrease (increase) in temporary invest-
  ments.........................................    5,604    (4,946)      (188)
 Additions to properties........................     (454)      (49)      (146)
 Other..........................................   (7,460)      -0-        -0-
                                                 --------  --------  ---------
Cash used for investing activities.............. (268,409)  (19,170)  (134,028)
Cash provided from (used for) financing activi-
 ties:
 Issuance of debt...............................   98,185       -0-        -0-
 Issuance of monthly income preferred securi-
  ties..........................................      -0-       -0-        -0-
 Repayments of debt.............................  (20,000) (149,020)   (60,752)
 Issuance of stock to subsidiaries..............      -0-       -0-     77,766
 Issuance of stock..............................   93,973    10,145      2,808
 Redemption of preferred stock..................   (2,767)      -0-        -0-
 Acquisitions of treasury stock................. (182,904) (106,996)       -0-
 Borrowed from subsidiaries.....................  133,880   153,959    101,857
 Repayment on borrowings from subsidiaries......  (93,060)    8,500     (5,500)
 Payment of dividends...........................  (86,530)  (85,659)   (80,887)
                                                 --------  --------  ---------
Cash provided from (used for) financing activi-
 ties...........................................  (59,223) (169,071)    35,292
Net increase in cash............................    7,116       156        -0-
Cash balance at beginning of period.............      156       -0-        -0-
                                                 --------  --------  ---------
Cash balance at end of period................... $  7,272  $    156  $     -0-
                                                 ========  ========  =========

                             TORCHMARK CORPORATION
                                (PARENT COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)

NOTE A--DIVIDENDS FROM SUBSIDIARIES

  Cash dividends paid to Torchmark from the consolidated subsidiaries were as follows:

                                                        1997     1996     1995
                                                      -------- -------- --------
       Consolidated subsidiaries..................... $370,032 $265,688 $185,500
                                                      ======== ======== ========

                 See accompanying Independent Auditors' Report.

                             TORCHMARK CORPORATION
        SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION (CONSOLIDATED)
                             (AMOUNTS IN THOUSANDS)

                                                                    AMORTIZATION
                                                                    OF DEFERRED
                          PREMIUM      NET                             POLICY      OTHER
                         AND POLICY INVESTMENT  OTHER     BENEFITS  ACQUISITION  OPERATING
                          CHARGES     INCOME    INCOME   AND CLAIMS    COSTS     EXPENSES
                         ---------- ---------- --------  ---------- ------------ ---------
FOR THE YEAR ENDED DE-
 CEMBER 31, 1997:
----------------------
 Insurance.............. $1,678,004  $455,076  $  3,142  $1,108,900   $226,596   $247,699
 Asset management.......                4,062   239,834                           121,422
 Corporate..............               (9,746)  (36,979)                          100,039
 Eliminations and ad-
  justments.............              (15,775)  (35,168)                (1,858)   (29,742)
                         ----------  --------  --------  ----------   --------   --------
  Total................. $1,678,004  $433,617  $170,829  $1,108,900   $224,738   $439,418
                         ==========  ========  ========  ==========   ========   ========
FOR THE YEAR ENDED DE-
 CEMBER 31, 1996:
----------------------
 Insurance.............. $1,609,919  $413,917  $  2,936  $1,058,084   $219,917   $252,511
 Asset management.......                4,423   217,434                           109,162
 Corporate..............               (1,809)    6,042                           102,322
 Eliminations and ad-
  justments.............              (11,923)  (35,129)                (1,091)   (30,227)
                         ----------  --------  --------  ----------   --------   --------
  Total................. $1,609,919  $404,608  $191,283  $1,058,084   $218,826   $433,768
                         ==========  ========  ========  ==========   ========   ========
FOR THE YEAR ENDED DE-
 CEMBER 31, 1995:
----------------------
 Insurance.............. $1,546,283  $396,209  $  3,110  $1,009,336   $205,509   $257,166
 Asset management.......                3,570   179,985                            89,893
 Corporate..............               (3,267)  (14,309)                          104,408
 Eliminations and ad-
  justments.............              (14,647)  (29,452)                (1,442)   (25,563)
                         ----------  --------  --------  ----------   --------   --------
  Total................. $1,546,283  $381,865  $139,334  $1,009,336   $204,067   $425,904
                         ==========  ========  ========  ==========   ========   ========



                 See accompanying Independent Auditors' Report.

                             TORCHMARK CORPORATION
                    SCHEDULE IV. REINSURANCE (CONSOLIDATED)
                             (AMOUNTS IN THOUSANDS)

                                                                       PERCENTAGE
                                        CEDED    ASSUMED               OF AMOUNT
                             GROSS    TO OTHER  FROM OTHER     NET      ASSUMED
                            AMOUNT    COMPANIES COMPANIES    AMOUNT      TO NET
                          ----------- --------- ---------- ----------- ----------
FOR THE YEAR ENDED DE-
 CEMBER 31, 1997:
----------------------
Life insurance in force.  $89,372,206 $728,843  $2,497,790 $91,141,153    2.7%
                          =========== ========  ========== ===========    ====
Premiums:*
 Life insurance.........  $   813,918 $  4,232  $   28,363 $   838,049    3.4%
 Health insurance.......      748,375    8,889         -0-     739,486      0%
                          ----------- --------  ---------- -----------
  Total premiums........  $ 1,562,293 $ 13,121  $   28,363 $ 1,577,535    1.8%
                          =========== ========  ========== ===========    ====
FOR THE YEAR ENDED DE-
 CEMBER 31, 1996:
----------------------
Life insurance in force.  $84,360,821 $655,574  $2,587,330 $86,292,577    3.0%
                          =========== ========  ========== ===========    ====
Premiums:*
 Life insurance.........  $   759,321 $  3,472  $   26,511 $   782,360    3.4%
 Health insurance.......      742,319    9,835         135     732,619      0%
                          ----------- --------  ---------- -----------
  Total premiums........  $ 1,501,640 $ 13,307  $   26,646 $ 1,514,979    1.8%
                          =========== ========  ========== ===========    ====
FOR THE YEAR ENDED DE-
 CEMBER 31, 1995:
----------------------
Life insurance in force.  $80,377,021 $636,961  $   14,355 $79,754,415      0%
                          =========== ========  ========== ===========    ====
Premiums:*
 Life insurance.........  $   702,993 $  3,305  $    4,283 $   703,971     .6%
 Health insurance.......      761,573   10,985         -0-     750,588      0%
                          ----------- --------  ---------- -----------
  Total premiums........  $ 1,464,566 $ 14,290  $    4,283 $ 1,454,559     .3%
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

                             Torchmark Corporation

                                 /s/ C.B. Hudson
                     By: ________________________________
                     C.B. HUDSON, CHAIRMAN CHIEF EXECUTIVE
                        OFFICER AND DIRECTOR (PRINCIPAL
                               FINANCIAL OFFICER)

                               /s/ Gary L. Coleman
                     By: ________________________________
                         GARY L. COLEMAN, VICE PRESIDENT
                           AND CHIEF ACCOUNTING OFFICER

Date: March 13, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         /s/ David L. Boren*                      /s/ Harold T. McCormick*
By: ________________________________       By: ________________________________
       DAVID L. BOREN DIRECTOR                  HAROLD T. MCCORMICK DIRECTOR


        /s/ Joseph M. Farley*                      /s/ George J. Records*
By: ________________________________       By: ________________________________
      JOSEPH M. FARLEY DIRECTOR                  GEORGE J. RECORDS DIRECTOR


        /s/ Louis T. Hagopian*                        /s/ R.K. Richey*
By: ________________________________       By: ________________________________
      LOUIS T. HAGOPIAN DIRECTOR                    R.K. RICHEY DIRECTOR

      /s/ Joseph L. Lanier, Jr.*
By: ________________________________
    JOSEPH L. LANIER, JR. DIRECTOR

Date: March 13, 1998

         /s/ Gary L. Coleman
*By: _______________________________
   GARY L. COLEMAN ATTORNEY-IN-FACT