Form 10-Q
period 1998-03-31
TORCHMARK CORP
filed 1998-05-13
CIK 320335

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1998                 Commission File Number 1-8052


                             TORCHMARK CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                  63-0780404
(State or other jurisdiction of                    (I.R.S Employer
incorporation or organization)                   Identification No.)

             2001 3rd Avenue South, Birmingham, Alabama     35233
               (Address of principal executive offices)   (Zip Code)

    Registrant's telephone number, including area code      (205) 325-4200


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

                                         Yes   X    No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the last practicable date.

    CLASS                                        OUTSTANDING AT APRIL 30, 1998
 Common Stock,                                            140,253,268
$1.00 Par Value

                          Index of Exhibits (Page 18)
                     Total number of pages included are 19.

                             TORCHMARK CORPORATION
                                     INDEX
                                                                                               Page
                                                                                              ------

Part 1.         FINANCIAL INFORMATION

                Item 1.      Financial Statements

                                  Consolidated Balance Sheet                                       1
                                  Consolidated Statement of Operations                             2
                                  Consolidated Statement of Comprehensive Income                   3
                                  Consolidated Statement of Cash Flow                              4
                                  Notes to Consolidated Financial Statements                       5

                Item 2.       Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                  6

PART II.        OTHER INFORMATION

                Item 6.       Exhibits And Reports on Form 8-K                                    18

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             TORCHMARK CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Amounts in thousands)

                                                               March 31,      December 31,
                                                                 1998            1997
                                                              -----------     -----------
Assets:

Investments:
  Fixed maturities, available for sale, at fair value
    (amortized cost:  1998 - $6,064,878;
    1997 - $5,646,397)                                         $6,283,171      $5,859,668
  Equity securities, at fair value
    (cost:  1998 - $3,284; 1997 - $3,284)                          13,945          12,404
  Mortgage loans, at cost (estimated fair value:
    1998 - $86,699; 1997 - $79,096)                                86,578          78,974
  Investment real estate, at depreciated cost                     171,332         167,297
  Policy loans                                                    223,693         221,703
  Other long-term investments (at fair value)                      81,849          75,445
  Short-term investments                                          239,749         122,917
                                                              -----------     -----------
    Total investments                                           7,100,317       6,538,408

Cash                                                               44,181          25,766
Investment in unconsolidated subsidiaries                         113,489         102,305
Accrued investment income                                         107,654         100,392
Other receivables                                                 146,372         126,599
Deferred acquisition costs                                      1,391,600       1,371,131
Value of insurance purchased                                      219,767         216,988
Property and equipment                                             49,001          49,158
Goodwill                                                          521,818         525,564
Other assets                                                       34,380          34,541
Separate account assets                                         2,104,836       1,876,439
                                                              -----------     -----------
    Total assets                                              $11,833,415     $10,967,291
                                                              ===========     ===========

Liabilities and Shareholders' Equity:

Liabilities:

Future policy benefits                                         $5,074,346      $5,023,763
Unearned and advance premiums                                      84,121          83,722
Policy claims and other benefits payable                          194,971         228,754
Other policyholders' funds                                         81,450          82,224
                                                              -----------     -----------
  Total policy liabilities                                      5,434,888       5,418,463

Accrued income taxes                                              451,562         415,984
Short-term debt                                                   435,373         347,152
Long-term debt (estimated fair value:
  1998 - $431,254 ; 1997 - $600,319)                              393,971         564,298
Other liabilities                                                 379,910         219,020
Separate account liabilities                                    2,104,836       1,876,439
                                                              -----------     -----------
    Total liabilities                                           9,200,540       8,841,356

Monthly income preferred securities (estimated
  fair value: 1998 - $207,040 ; 1997 - $210,500)                  193,214         193,199

Shareholders' equity:

Preferred stock                                                         0               0
Common stock                                                      147,967         143,220
Additional paid-in capital                                        614,242         187,731
Unrealized investment gains, net of tax                           143,353         136,926
Retained earnings                                               1,765,787       1,699,409
Treasury stock, at cost                                          (231,688)       (234,550)
                                                              -----------     -----------
    Total shareholders' equity                                  2,439,661       1,932,736
                                                              -----------     -----------
    Total liabilities and shareholders' equity                $11,833,415     $10,967,291
                                                              ===========     ===========

See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
              (Unaudited and in thousands except per share data)

                                                    Three Months Ended
                                                        March 31,
                                                  ---------------------
                                                    1998        1997
                                                  ---------   ---------
REVENUE:
  Life premium                                    $236,211    $222,360
  Health premium                                   189,811     187,600
  Other premium                                      6,995       5,730
                                                  ---------   ---------

     Total premium                                 433,017     415,690

  Financial services revenue                        56,693      48,363
  Net investment income                            114,579     103,446
  Realized investment gains (losses)                (3,173)    (10,831)
  Other income                                         388         214
                                                  ---------   ---------

     Total revenue                                 601,504     556,882

BENEFITS AND EXPENSES:
  Life policyholder benefits                       154,013     144,956
  Health policyholder benefits                     119,840     114,701
  Other policyholder benefits                       13,171      13,424
                                                  ---------   ---------

     Total policyholder benefits                   287,024     273,081

  Amortization of deferred acquisition costs        57,334      56,523
  Commissions and premium taxes                     35,935      35,982
  Financial services selling expense                14,213      12,327
  Other operating expense                           39,313      37,660
  Amortization of goodwill                           3,744       3,744
  Interest expense                                  18,338      17,874
                                                  ---------   ---------

     Total benefits and expenses                   455,901     437,191

Income before income taxes and
 equity in earnings of unconsolidated affiliates   145,603     119,691

Income taxes                                       (52,491)    (43,456)
Equity in earnings of unconsolidated subsidiaries    4,258       3,482
Monthly income preferred securities dividend        (2,471)     (2,389)
Minority interest                                   (1,981)          0
                                                  ---------   ---------

     Net income                                    $92,918     $77,328
                                                   ========    ========


     Basic net income per share                      $0.66       $0.55
                                                   ========    ========

     Diluted net income per share                    $0.66       $0.55
                                                   ========    ========


         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                         (Unaudited and in thousands)

                                                                       Three Months Ended
                                                                           March 31,
                                                                     --------------------
                                                                       1998        1997
                                                                     --------    --------
Net income                                                            $92,918     $77,328

Other comprehensive income:
  Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during period            5,406    (117,800)
     Less: reclassification adjustment for (gains) losses
               on securities included in net income                     2,156      11,122
     Less: reclassification adjustment for amortization of
               discount and premium                                    (1,000)        206
                                                                      -------     -------
          Unrealized gains (losses) on securities                       6,562    (106,472)
  Unrealized gains (losses) on other investments                        3,099       2,610
  Unrealized gains (losses) on deferred acquisition costs                (140)     10,996
  Foreign exchange translation adjustments                                198        (709)
                                                                      -------     -------
         Other comprehensive income (loss), before tax                  9,719     (93,575)

  Income (tax) benefit  related to other
         comprehensive income (loss)                                   (3,292)     32,938
                                                                      -------     -------

Other comprehensive income (loss)                                       6,427     (60,637)
                                                                      -------     -------
Comprehensive income                                                  $99,345     $16,691
                                                                      =======     =======

         See accompanying Notes to Consolidated Financial Statements.

                        TORCHMARK CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOW
                       (Amounts in thousands)

                                                                      Three Months Ended
                                                                          March 31,
                                                                     ---------------------
                                                                       1998        1997
                                                                     ---------   ---------
Cash provided from operations                                        $146,342    $129,692

Cash provided from (used for) investment activities:
  Investments sold or matured:
    Fixed maturities available for sale - sold                         51,565     238,219
    Fixed maturities available for sale - matured, called,
      and repaid                                                      102,246     100,604
    Other long-term investments                                         3,852      12,471
                                                                     ---------   ---------
      Total investments sold or matured                               157,663     351,294

  Investments acquired:
    Fixed maturities                                                 (573,476)   (401,871)
    Other long-term investments                                       (21,603)    (27,235)
                                                                     ---------   ---------
      Total investments acquired                                     (595,079)   (429,106)

  Net decrease (increase) in short-term investments                  (116,832)   (141,126)
  Proceeds from sale of discontinued energy operations                      0      25,502
  Disposition of properties                                               241         250
  Additions to properties                                              (1,344)     (1,029)
                                                                     ---------   ---------
Cash used for investment activities                                  (555,351)   (194,215)

Cash provided from (used for) financing activities:
  Issuance of common stock                                              2,170       9,438
  Proceeds from W&R public offering                                   516,014           0
  Additions to debt                                                         0      46,591
  Repayments of debt                                                  (82,236)        (65)
  Acquisition of treasury stock                                             0           0
  Cash dividends paid to shareholders                                 (20,918)    (22,404)
  Net receipts from deposit product operations                         12,394      16,914
                                                                     ---------   ---------
Cash used for financing activities                                    427,424      50,474

Net increase (decrease) in cash                                        18,415     (14,049)
Cash at beginning of year                                              25,766      18,272
                                                                     ---------   ---------
Cash at end of period                                                 $44,181      $4,223
                                                                      ========    ========

    See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at March 31, 1998, and the consolidated results of operations for the periods ended March 31, 1998, and 1997.



NOTE B - Public Offering of Subsidiary

     Waddell and Reed Financial, Inc. ("W&R"),Torchmark's previously wholly-owned asset management subsidiary, completed an initial public offering of approximately 36% of its common stock in March, 1998. Proceeds from the offering were approximately $516 million after underwriters' fees and expenses. W&R used $481 million of the proceeds to repay notes owed to Torchmark and retained the balance. Torchmark used its portion of these proceeds to pay down short-term debt and to invest in fixed maturities. As a result of the transaction, Torchmark has deducted the 36% minority interest in W&R from its operating results and shareholders' equity subsequent to the offering.

     Additionally, Torchmark plans to distribute its remaining approximately 64% interest in W&R to Torchmark shareholders in a tax-free spin-off late in 1998, subject to the receipt of necessary regulatory approvals and tax rulings. The distribution ratio is expected to be approximately 30%. The spin-off, if and when completed, will constitute the distribution of a portion of the policyholders' surplus account resulting in a tax expense of approximately $50 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                               OPERATING RESULTS



     Torchmark has provided certain precautionary language concerning forward-looking statements contained in statements made by or on behalf of the company, whether written or oral, in its Form 10-K for the fiscal year ended December 31, 1997, which is on file with the Securities and Exchange Commission. The following should be read in conjunction with such precautionary language.

     For the first quarter of 1998, Torchmark's net operating income was $95 million, a 13% increase over the prior year. Net operating income is net income excluding after-tax realized investment gains and losses and the associated adjustment to deferred acquisition costs. On a per-share basis, Torchmark's diluted operating earnings were $.67 for the 1998 quarter, compared with $.60 a year earlier, an increase of 12%. Basic earnings per share were $.68 per share, 13% higher than in the prior period. Diluted earnings differ from basic earnings per share because diluted earnings take into account the assumed
exercise of Torchmark's outstanding stock options.   Net income was $93 million
in the 1998 period, compared with $77 million in the same period for 1997. Net income was affected by an after-tax realized investment loss of $2 million in the 1998 period, compared with a loss of $7 million in 1997. The realized losses in both periods resulted primarily from the intentional sale of fixed-maturity investments at a loss to offset current and prior year taxable gains. Net income per diluted share rose 20% to $.66 in the first quarter of 1998, compared with $.55 in the prior-year period. Net income per basic share was the same as diluted in both periods.

     Operating revenues, or revenues excluding realized investment gains and losses, rose 7% to $605 million in the first three months of 1998. Total premium increased 4% to $433 million. Torchmark's net investment income rose 11% to $115 million in the 1998 quarter. Financial services revenues gained 17% to $57 million.

     Torchmark's operating expense increased 4% to $39 million in the 1998 quarter from $38 million in the prior year first quarter. However, as a percentage of operating revenue, operating expenses fell from 6.6% in the 1997 period to 6.5%.

                              INSURANCE OPERATIONS

     The following table is a summary of Torchmark's insurance operations. Net underwriting income is premium income less net policy obligations, commissions, acquisition expenses, and insurance administrative expenses. Excess investment income is tax equivalent net investment income reduced by the interest credited to net policy liabilities and less the financing cost of Torchmark's debt and Monthly Income Preferred Securities ("MIPS").




                  SUMMARY OF INSURANCE NET OPERATING INCOME
                       (Dollar amounts in thousands)

                                                Three months
                                               Ended March 31,        Increase
                                            --------------------  ----------------
                                              1998        1997      Amount      %
                                            ---------  ---------  -----------  ---
Insurance underwriting income before
   other income and administrative
   expense:
      Life                                  $ 64,255    $ 59,079   $ 5,176      9
      Health                                  35,881      37,861    (1,980)    (5)
      Annuity                                  4,941       4,361       580     13
                                            ---------  ---------  -----------
         Total                               105,077     101,301      3,776     4

Other income                                     944         715        229    32
Insurance administrative expense             (26,769)    (26,767)        (2)    0
                                            ---------  ---------  -----------
Net underwriting income                       79,252      75,249      4,003     5
Excess investment income                      47,005      31,114     15,891    51
Corporate expense and other                   (4,829)     (5,785)       956   (17)
Income taxes                                 (41,214)    (34,424)    (6,790)   20
                                            ---------  ---------  -----------

Insurance net operating income              $ 80,214    $ 66,154    $14,060    21

     Life insurance. Torchmark's life insurance premium income rose 6% to $236 million in the first quarter of 1998, from $222 million in the same quarter last year. The following table presents Torchmark's life insurance premium and policy charges by distribution method.


                                         LIFE INSURANCE
                                 PREMIUM BY DISTRIBUTION METHOD
                                  (Dollar amounts in thousands)

                                          Three months ended March 31,
                                      --------------------------------------
                                            1998                1997               Increase
                                      -----------------  -------------------  -------------------
                                                 % of                 % of
                                        Amount   Total     Amount     Total     Amount      %
                                      --------- -------  ---------- --------  ----------  -------
Liberty National Exclusive Agency     $  70,654      30   $  70,226      31   $    428         1
United American Independent Agency        9,365       4       8,916       4        449         5
United American Exclusive Agency          4,623       2       4,406       2        217         5
Direct Response                          53,377      23      46,487      21      6,890        15
American Income Exclusive Agency         49,889      21      46,170      21      3,719         8
Military Independent Agency              21,816       9      18,718       8      3,098        17
United Investors Exclusive Agency        19,620       8      19,403       9        217         1
Other                                     6,867       3       8,034       4     (1,167)      (15)
                                      --------- -------  ---------- --------  ----------
Total Premium                         $ 236,211     100   $ 222,360     100   $ 13,851         6


     Life insurance underwriting income before administrative expenses was $64 million in the first quarter of 1998, growing 9% over the same period in 1997. As a percentage of premium, underwriting income was stable at 27% in both periods as shown in the table below.

                                                LIFE INSURANCE
                                              SUMMARY OF RESULTS
                                         (Dollar amounts in thousands)

                                               Three months ended March 31,
                                          ------------------------------------
                                               1998                 1997            Increase
                                          ----------------    ----------------    ---------------
                                                     % to                 % to
                                            Amount   Total      Amount   Total     Amount    %
                                          --------- ------    --------- -------   -------- ------
Premium and policy charges                $ 236,211    100    $ 222,360     100   $ 13,851     6
Net policy obligations                       96,392     41       90,780      41      5,612     6
Commissions and acquisition expense          75,564     32       72,501      33      3,063     4
                                          ---------           ---------           --------
Insurance underwriting income before
    other income and administrative
    expenses                              $  64,255     27    $  59,079      27   $  5,176     9

     Annualized life premium in force grew 6% over the prior-year quarter and was $1.02 billion at March 31, 1998, compared with $961 million a year earlier. Life insurance sales, in terms of annualized premium issued, were $59 million in the 1998 first quarter, increasing 10% over 1997 sales of $54 million. The following presents Torchmark's life insurance sales and in force data by distribution method.




                               LIFE INSURANCE ANNUALIZED  PREMIUM SALES AND IN FORCE
                                           (Dollar amounts in thousands)

                                              SALES                                     IN FORCE
                            ----------------------------------------   ---------------------------------------------
                                Three months
                               Ended March 31,          Increase           At March 31,               Increase
                            ---------------------    ---------------   ---------------------     -----------------------
                               1998       1997         Amount    %         1998      1997           Amount          %
                            ---------- ----------    --------- -----   ---------- ----------     -----------   ---------

Liberty Exclusive Agency     $  10,439   $  9,753    $   686      7    $  298,184  $ 296,785      $    1,399        0
UA Independent Agency            2,157      3,637     (1,480)   (41)       41,752     40,519           1,233        3
UA Exclusive Agency              1,324      1,984       (660)   (33)       20,888     20,754             134        1
Direct Response                 24,178     18,077      6,101     34       242,330    211,007          31,323       15
American Income Agency          12,882     12,681        201      2       206,245    191,375          14,870        8
Military Agency                  4,263      3,928        335      9        89,518     77,290          12,228       16
UI Exclusive Agency              2,943      2,654        289     11        89,760     85,862           3,898        5
Other Distribution                 775      1,091       (316)   (29)       32,532     37,815          (5,283)     (14)
                             ---------   --------    -------           ----------  ---------      ----------
      Total Life             $  58,961   $ 53,805    $ 5,156     10    $1,021,209  $ 961,407      $   59,802        6


     Torchmark's Direct Response operation is conducted through direct mail, co-op mailings, television and consumer magazine advertising, and direct mail solicitations endorsed by groups, unions and associations. In 1998, this distribution method generated $24 million in annualized premium issued, compared with $18 million in 1997, an increase of 34%. Direct Response annualized premium in force rose 15% over the prior year to $242 million at March 31, 1998. Premium income grew 15% to $53 million in the 1998 first quarter. In addition to sales and premium growth, the Direct Response operation provides support to other Torchmark marketing agencies by providing sales leads.

     Torchmark's Military Agency experienced the greatest percentage increase in premium at 17% to $22 million. It also recorded a 9% increase in annualized premium issued of $4.3 million for the first quarter. This agency consists of former military officers who sell exclusively to military officers and their families.

     The Liberty National Exclusive Agency distribution system represented the largest component of life premium at 30% or $71 million in the 1998 period. Life sales for this agency grew 7% to $10 million in the 1998 first quarter.

     The American Income Agency produced sales of $13 million in annualized life premium in the quarter, an increase of 2%. This distribution system focuses on members of labor unions, credit unions, and other associations.

     Health insurance. Health insurance premium increased 1% from $188 million in the first quarter of 1997 to $190 million in the same period of 1998. The table below is an analysis of Torchmark's health premium by distribution method.


                                                HEALTH INSURANCE
                                         PREMIUM BY DISTRIBUTION METHOD
                                          (Dollar amounts in thousands)

                                                   Three months ended March 31,
                                              ------------------------------------
                                                     1998               1997              Increase
                                              ----------------  ------------------  ------------------
                                                         % to                % to
                                                Amount   Total    Amount     Total    Amount      %
                                              --------- ------  ---------  -------  ---------- -------
Liberty National Exclusive Agency             $  33,649     18  $  30,637     16    $   3,012      10
United American Independent Agency              107,224     56    111,510     60       (4,286)     (4)
United American Exclusive Agency                 35,242     19     32,760     17        2,482       8
Direct Response                                   2,259      1      1,487      1          772      52
American Income Exclusive Agency                 11,437      6     11,206      6          231       2
                                              --------- ------  ---------  -------  ----------
Total Premium                                 $ 189,811    100  $ 187,600    100    $   2,211       1

     Underwriting margins for health insurance, or underwriting income as a percentage of premium, declined from 20% in the first quarter of 1997 to 19% in the first quarter of 1998 as a result of increases in policy obligation ratios. The following table presents underwriting margin data for health insurance.



                                            HEALTH INSURANCE
                                           SUMMARY OF RESULTS
                                      (Dollar amounts in thousands)

                                               Three months ended March 31,
                                          -------------------------------------
                                                 1998               1997            Increase
                                          -----------------  ------------------  ---------------
                                                      % of                % of
                                             Amount   Total     Amount    Total    Amount     %
                                          ---------- ------  ---------- -------  ---------- -----

Total premium                             $  189,811    100  $  187,600     100  $   2,211    1
Net policy obligations                       114,573     60     108,550      58      6,023    6
Commissons and
   acquisition expense                        39,357     21      41,189      22     (1,832)  (4)
                                          ----------         ----------          ----------
Insurance underwriting income before
   other income and administrative
   expenses                               $   35,881     19  $   37,861      20  $  (1,980)  (5)

   Cancer benefit increases resulting from inflationary cost increases have contributed to the increase in net policy obligations. Premium rate increases are being sought to offset these cost increases, but differences in the timing of cost increases and the subsequent regulatory approvals of rate increases cause fluctuations in margins. In Torchmark's Medicare Supplement business, underwriting income as a percentage of premium is restrained by Federally mandated loss ratios and market competition. Both cancer and Medicare Supplement products are profitable to Torchmark. The underwriting margins for health insurance for the first quarter of 1998 were consistent with these margins for the full calendar year of 1997.

   Annualized health insurance premium in force grew 1% to $771 million at March 31, 1998. The table below is a presentation of health insurance sales and in force data.


                             HEALTH INSURANCE ANNUALIZED PREMIUM SALES AND IN FORCE
                                         (Dollar amounts in thousands)

                                                  SALES                                       IN FORCE
                            ----------------------------------------------  -------------------------------------------
                                 Three months
                                Ended March 31,           Increase           At March 31,            Increase
                            -----------------------  -----------------  ------------------------  ---------------------
                                1998       1997       Amount      %        1998         1997        Amount        %
                            ----------  -----------  ---------  ------  -----------   ----------  -----------  --------
UA  Independent Agency      $   11,631  $   9,523    $  2,108     22    $  433,963    $ 448,843   $ (14,880)     (3)
UA Exclusive Agency             12,733      9,639       3,094     32       148,097      136,216      11,881       9
Liberty Exclusive Agency         2,618      3,204        (586)   (18)      136,447      129,980       6,467       5
American Income Agency           2,295      2,336         (41)    (2)       43,739       42,357       1,382       3
Direct Response                  1,871        589       1,282    218         9,063        5,471       3,592      66
                            ----------  ---------    --------           ----------    ---------   ---------
Total Premium               $   31,148  $  25,291    $  5,857     23    $  771,309    $ 762,867   $   8,442       1

     Cancer annualized premium in force at Liberty National rose 7% to $136 million, primarily as a result of premium rate increases. Medicare Supplement annualized premium in force grew slightly to $534 million at March 31, 1998 and represented over 69% of health premium in force on that date.

     Sales of health insurance, as measured by annualized premium issued, grew 23% to $31 million in the 1998 quarter. Medicare Supplement sales rose over 33% in the 1998 first quarter to $22 million. Growth in Medicare Supplement sales accounted for $5.5 million of the $5.9 million total growth in annualized health premium issued. Torchmark's Medicare Supplement products are sold by its United American Independent and Exclusive Agencies. Both of these agencies have experienced growth in agency size over the prior year. An additional factor in the increased Medicare Supplement sales was the support obtained from Torchmark's Direct Response operation in providing these agencies with leads. Cancer sales were $2.4 million in 1998, declining 1%, while other health product sales increased 6% to $6.9 million.


     Annuities. The following table presents underwriting margin data for Torchmark's annuities.


                               ANNUITIES
                          SUMMARY OF RESULTS
                     (Dollar amounts in thousands)

                                              Three months
                                            Ended March 31,               Increase
                                        -------------------------    -----------------
                                            1998         1997          Amount     %
                                        -----------  ------------    --------- -------
Premium and policy charges               $  6,995     $  5,730        $ 1,265     22
Net policy obligations                     (3,070)      (2,962)          (108)     4
Commissions and
   acquisition expense                      5,124        4,331            793     18
                                         ----------   -----------     -------   -------
Insurance underwriting income before
   other income and administrative
   expenses                              $   4,941    $  4,361        $   580     13

     Annuities are sold on both a fixed and a variable basis.   Fixed annuity
collections were $17 million in the 1998 quarter,  compared with  $20  million
collected in the prior period, a decline of  13%.   Collections of variable
annuities were $47 million in the 1998 period, declining 2% from variable collections of $48 million in 1997. Fixed annuities on deposit with Torchmark grew 3% to over $1 billion at March 31, 1998. The variable annuity balance on deposit rose 41% during the past twelve months, boosted in large part by the strength in financial markets. This balance was $2.04 billion at March 31, 1998, compared with $1.45 billion a year ago. Policy charges for annuities for the 1998 three months were $7.0 million, compared with $5.7 million for the 1997 period, an increase of 22%. Policy charges are assessed against the annuity account balance periodically for insurance risk, sales, administration, and cash surrender. The increase in policy charges resulted primarily from the growth in variable annuities over the prior-year period. Annuity underwriting income improved 13% from $4.4 million in the 1997 period to $4.9 million in 1998.

     Investment. On a tax equivalent basis, net investment income from insurance operations was $122 million in the first quarter of 1998, compared with $105 million in the same quarter of 1997. The 1998 amount includes $6.7 million received on inter-segment financing with W&R related to the March, 1998 initial public offering. Excess investment income, which is tax equivalent net investment income reduced by interest credited to net policy liabilities and less financing costs, is summarized in the following table.


                             INSURANCE OPERATIONS
                           EXCESS INVESTMENT INCOME
                            (Dollars in thousands)

                                             Three months
                                            Ended March 31,               Increase
                                       --------------------------    --------------------
                                           1998          1997          Amount       %
                                       -------------  -----------    ----------  --------

Net investment income                   $   119,800   $ 102,538      $ 17,262       17
Tax equivalency adjustment                    2,675        2,311          364       16
                                        ------------  -----------    ----------
Tax equivalent investment income            122,475      104,849       17,626       17

Required interest on net insurance          (53,330)     (52,186)      (1,144)       2
 policy liabilities
Financing costs                             (22,140)     (21,549)        (591)       3
                                        ------------  -----------    ----------
Excess investment income                $    47,005  $    31,114    $  15,891       51

     The increase in investment income resulted from the increase in mean invested assets over the prior period. Mean invested assets at amortized cost increased to $6.8 billion for the 1998 quarter, a 14% increase over the prior period. Asset increases have recently been attributable to the accumulation of life insurance reserves, but the increase during this period was also impacted by $481 million in funds representing Torchmark's portion of proceeds received from the initial public offering of W&R.

     The lower interest-rate environment during the first quarter of 1998 caused yields on new investments to be less attractive when contrasted with the prior year. During the first quarter of 1998, new investments in the amount of $552 million were made at an average yield of 7.21%. This compares with an average yield of 7.34% on $397 million of new investments made during the same period of 1997. While new investments continue to emphasize high quality corporate issues with both short and long maturities, the estimated average life of purchases made during the first quarter of 1998 was 22.8 years, compared with 9.4 years for the same period last year.

     With new fixed income investments being made at yields below the average portfolio yield of 7.51%, the fixed maturity portfolio had an estimated annual return of 7.47% by the end of the first quarter of 1998. At March 31, 1998, the portfolio had an 8.2 year average life and an effective duration of 5.2 years, compared with 7.6 years and 4.8 years, respectively, a year ago. Largely due to the continued decline in interest rates, the unrealized gain in the fixed maturity portfolio increased from $213 million at 1997 year end to $218 million at the end of the first quarter of 1998. Other comprehensive income resulting from security value fluctuations on a pretax basis was income in 1998 of $7 million, compared with a loss of $106 million in 1997.



                                ASSET MANAGEMENT

     Completion of initial public offering. In March, 1998, Torchmark's asset management subsidiary, W&R, completed an initial public offering of approximately 24 million shares, or about 36% of its common stock. Net proceeds from the offering were approximately $516 million after underwriters' fees and expenses. W&R used $481 million of the proceeds to repay existing notes owed to Torchmark and other Torchmark subsidiaries. The remaining $35 million was retained by W&R. Torchmark used the $481 million proceeds to pay down short-term debt and to invest in fixed maturity investments. The initial public offering resulted in a $426 million gain which was added to Torchmark's additional paid-in capital in accordance with Staff Accounting Bulletin 51. Torchmark retains the remaining 64% of the W&R stock. Accordingly, the 36% minority interest in W&R's operating results and shareholders' equity are deducted from the respective Torchmark amounts in consolidation. Torchmark plans to distribute these W&R shares to Torchmark shareholders in a tax-free spin-off late in 1998, subject to the receipt of necessary regulatory approvals and tax rulings. The distribution ratio is expected to be approximately three shares of W&R for every ten shares of Torchmark held at the time of distribution. The spin-off, if and when completed, will constitute the distribution of a portion of the policyholders' surplus account resulting in a tax expense of approximately $50 million.

     Operating Results.   Financial services revenues grew 17% to $57 million
for the first quarter of 1998 over the prior period. Asset management fees, the largest component of financial services revenues, rose 19% to $32 million from $27 million. These fees are based on the amount of assets under management. Average assets under management rose 25% in the 1998 quarter versus the same 1997 period. Assets under management were $25.9 billion at March 31, 1998, $23.4 billion at year-end 1997, and $19.0 billion at March 31, 1997. Commission revenues from investment product sales rose 13% to $20 million in the 1998 period from $18 million for the prior period. Investment product sales were $403 million in the 1998 quarter, as compared with $362 million in the same period of 1997, an increase of 12%. Commissions from the sale of insurance products were $3.5 million in the 1998 quarter, compared with $3.4 million in the 1997 quarter. Service fees increased 3% to $7.8 million. The sum of all financial services revenue components is greater than total financial services revenue because the portion of commission related to sales of the insurance and variable annuity products of United Investors Life Insurance Company is eliminated in consolidation.

     The following table presents an analysis of asset management operations.

                               ASSET MANAGEMENT
                              SUMMARY OF RESULTS
                         (Dollar amounts in thousands)

                                    Three months
                                   Ended March 31,             Increase
                              ------------------------  ---------------------
                                   1998        1997        Amount        %
                              ------------- ----------  -----------  --------
Management fees                $   32,426   $  27,337   $   5,089        19
Underwriting revenue               23,461      21,089       2,372        11
Service fees                        7,773       7,538         235         3
Investment income                   1,432         908         524        58
                              ------------- ----------  -----------
   Total revenue                   65,092      56,872       8,220        14

Underwriting expense               20,419      18,477       1,942        11
Other expense                      10,216       8,195       2,021        25
                              ------------- ----------  -----------
   Total expense                   30,635      26,672       3,963        15

Pretax operating income            34,457      30,200       4,257        14
Intercompany interest              (6,653)          0      (6,653)      N/A
Other intercompany expense              0        (449)        449      (100)
Income taxes                      (11,057)    (11,537)        480        (4)
                              ------------- ----------  -----------
   Net income                  $   16,747   $  18,214   $  (1,467)       (8)

     Pre-tax operating income as a percentage of total revenue was 53% in the 1998 quarter, compared with 52% in the 1997 quarter. Operating income excludes intercompany interest with Torchmark in the amount of $6.7 million of expense in
1998 and $968 thousand of income in 1997.    Net income for the asset management
segment was $16.7 million in 1998 including the after-tax effect of the intercompany interest, compared with $18.2 million in 1997. Torchmark has also deducted $2.0 million in earnings attributable to the 36% minority interests in W&R that Torchmark did not own for the period after the initial public offering.

                              FINANCIAL CONDITION

     Liquidity. Torchmark's liquidity is indicated by its positive cash flow, marketable investments, and the availability of a line of credit facility.
Torchmark's insurance and asset-management   operations  typically generate cash
flows in excess of immediate requirements. Torchmark's net cash inflows from operations were $146 million in the first quarter of 1998, compared with $130 million in the same period of 1997, a 13% increase. In addition to cash flows from operations, Torchmark received $102 million in investment maturities or repayments during the 1998 period.

     Torchmark's cash and short-term investments were $284 million at the end of March, 1998, rising 91% over the $149 million of these assets at December 31, 1997. Cash and short-term investments represented 2.4% of total assets at
end of the first quarter of 1998.      In addition, Torchmark's entire portfolio
of fixed-income and equity securities, in the amount of $6.3 billion at market value on March 31, 1998, is available for sale should a need arise.

     Torchmark has in place a line of credit facility, which is also designed as a backup credit line for a commercial paper program. This program provides credit up to a maximum amount of $600 million, and permits Torchmark to borrow from either the credit line or issue commercial paper at any time up to the combined facility maximum of $600 million. Terms of the facility permit borrowing up to the maximum amount at variable interest rates. Torchmark is subject to certain covenants regarding capitalization and earnings, with which Torchmark was in full compliance at March 31, 1998. At that date, Torchmark had commercial paper outstanding in the amount of $77 million and no borrowings on the line of credit. At December 31, 1997, $139 million in commercial paper was outstanding. Subsequent to March 31, 1998, Torchmark borrowed $377 million on the line of credit to repay its 8 5/8% Sinking Fund Debentures and its 9 5/8% Senior Notes with accrued interest.

     Capital resources. Torchmark's total debt outstanding was $829 million at March 31, 1998, compared with $911 million at December 31, 1997 and $879 million at March 31, 1997. In March, 1998, Torchmark repaid $20 million principal amount on its 8 5/8% Sinking Fund Debentures due in 2017, of which $8 million was a mandatory redemption and $12 million was an optional repayment under the terms of the agreement. On April 1, 1998, Torchmark called the remaining $160 million principal balance of this debt at the prevailing call price of $103.76, or $166 million. A loss on redemption of debt will be recorded in the second quarter of 1998 in the after-tax amount of $6 million, representing the difference between the total call price and the carrying value of $158 million. Additionally, Torchmark's 9 5/8% Senior Notes, principal amount $200 million, matured on May 1, 1998. The carrying amount of Torchmark's Senior Notes and Sinking Fund Debentures are included along with the commercial paper in short-term debt. As previously mentioned, Torchmark borrowed on its commercial paper facility to repay the Sinking Fund Debentures that were called and to repay its Senior Notes upon maturity.

      Torchmark's shareholders' equity was $2.44 billion on March 31, 1998, compared with $1.93 billion at 1997 year end and $1.64 billion one year ago.
The March 31, 1998 shareholders' equity was increased by the $516 million proceeds from the W&R offering, but was also reduced by the $90 million of minority interests representing the 36% of W&R that Torchmark no longer owns. Book value per share was $17.39 at quarter end, compared with $13.80 at year-end 1997 and $11.70 a year earlier. After adjusting shareholders' equity to remove the effects of interest-rate fluctuations on the security portfolio on an after-tax basis, shareholders' equity was $2.31 billion at March 31, 1998, compared with $1.81 billion at 1997 year end and $1.66 billion a year ago. On a per share basis, book value was $16.47 at the end of March, 1998, compared with $12.90 at year-end 1997 and $11.88 at March 31, 1997. The annualized return on common equity, excluding the effects of securities at market value and realized investment gains and losses, declined to 19.5% for the 1998 period from 20.7%. This decline was a result of the increased equity due to the W&R initial public offering. There have been no share purchases in 1998.

     Debt as a percentage of total capitalization was 25% at March 31, 1998, counting the MIPS as equity and excluding the effects of fluctuations in security values based on changes in interest rates in the financial markets. The debt to capitalization ratio was 31% at year-end 1997 and 32% at March 31, 1997. Interest coverage was 8.9 for the 1998 quarter, compared with 7.7 for the prior quarter.

                          PART II.  OTHER INFORMATION


     Item 6. Exhibits and Reports on Form 8-K

             (a) Exhibits
                 (11) Statement re computation of per share earnings

             (b) Reports on Form 8-K
                 No reports on Form 8-K were filed in the first quarter of 1998

                                  SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             TORCHMARK CORPORATION



Date:  March 31, 1998                         /s/   C. B. Hudson
                                             __________________________
                                             C. B. Hudson, Chairman of the
                                             Board, President, & Chief
                                             Executive Officer



Date:  March 31, 1998                         /s/  Gary L. Coleman
                                             __________________________
                                             Gary L. Coleman, Vice President
                                             And Chief Accounting Officer