Form 10-K/A
period 1997-12-31
TORCHMARK CORP
filed 1998-07-02
CIK 320335

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON
                  STOCK, AS OF FEBRUARY 28, 1998: 140,219,468

                      DOCUMENTS INCORPORATED BY REFERENCE

 PROXY STATEMENT FOR ANNUAL MEETING OF STOCKHOLDERS TO BE HELD APRIL 22, 1998,
                                   PART III

                    INDEX OF EXHIBITS (PAGES 68 THROUGH 70)
                     TOTAL NUMBER OF PAGES INCLUDED ARE 77

                   This Exhibit Index is amended to correct
            typographical errors in and refile Exhibits 23(a)-(g).



                                    EXHIBITS

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
  (3)(i) Restated Certificate of Incorporation of Torchmark
         Corporation, as amended
    (ii) By-Laws of Torchmark Corporation, as amended (incorporated by reference from Exhibit 3(b) to Form 10-K for the fiscal year ended December 31, 1989)
  (4)(a) Specimen Common Stock Certificate (incorporated by reference from Exhibit 4(a) to Form 10-K for the fiscal year ended
         December 31, 1989)
     (b) Trust Indenture dated as of February 1, 1987 between
         Torchmark Corporation and Morgan Guaranty Trust Company of
         New York, as Trustee (incorporated by reference from Exhibit
         4(b) to Form S-3 for $300,000,000 of Torchmark Corporation
         Debt Securities and Warrants (Registration No. 33-11816))
 (10)(a) Torchmark Corporation and Affiliates Retired Lives Reserve
         Agreement, as amended, and Trust (incorporated by reference from Exhibit 10(b) to Form 10-K for the fiscal year ended
         December 31, 1991)
     (b) Capital Accumulation and Bonus Plan of Torchmark
         Corporation, as amended, (incorporated by reference from
         Exhibit 10(c) to Form 10-K for the fiscal year ended
         December 31, 1988)
     (c) Torchmark Corporation Supplementary Retirement Plan
         (incorporated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1992)
     (d) Certified Copies of Resolutions Establishing Retirement
         Policy for Officers and Directors of Torchmark Corporation
         and Providing Retirement Benefits for Directors
     (e) Torchmark Corporation Restated Deferred Compensation Plan
         for Directors, Advisory Directors, Directors Emeritus and
         Officers, as amended (incorporated by reference from Exhibit
         10(e) to Form 10-K for the fiscal year ended December 31,
         1992)
     (f) The Torchmark Corporation 1987 Stock Incentive Plan
     (g) General Agency Contract between Liberty National Life
         Insurance Company and Independent Research Agency For Life
         Insurance, Inc. (incorporated by reference from Exhibit 10(i)
         to Form 10-K for the fiscal year ended December 31, 1990)
     (h) Form of Marketing and Administrative Services Agreement
         between Liberty National Fire Insurance Company, Liberty
         National Insurance Corporation and Liberty National Life
         Insurance Company (incorporated by reference from Exhibit
         10.2 to Form S-1 Registration Statement No. 33-68114)
     (i) Form of Deferred Compensation Agreement Between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Eligible to Participate in the Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         and to Retire Prior to December 31, 1986 (incorporated by
         reference from Exhibit 10(k) to Form 10-K for the fiscal
         year ended December 31, 1991)
     (j) Form of Deferred Compensation Agreement between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Eligible to Participate in the Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         and Not Eligible to Retire Prior to December 31, 1986
         (incorporated by reference from Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 1991)
     (k) Torchmark Corporation Supplemental Savings and Investment
         Plan (incorporated by reference from Exhibit 10(m) to Form
         10-K for the fiscal year ended December 31, 1992)

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
    (l)  Service Agreement, dated as of January 1, 1991, between
         Torchmark Corporation and Liberty National Life Insurance
         Company (prototype for agreements between Torchmark
         Corporation and other principal operating subsidiaries)
         (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1992)
    (m)  The Torchmark Corporation Pension Plan (incorporated by reference from Exhibit 10(o) to Form 10-K for the fiscal
         year ended December 31, 1992)
    (n)  United Investors Management Company Retirement Income Plan
         (incorporated by reference from Exhibit 10(p) to Form 10-K for the fiscal year ended December 31, 1992)
    (o)  Waddell & Reed, Inc. Career Field Retirement Plan
         (incorporated by reference from Exhibit 10(q) to Form 10-K for the fiscal year ended December 31, 1992)
    (p)  The Torchmark Corporation Savings and Investment Plan
         (incorporated by reference from Exhibit 10(s) to Form 10-K for the fiscal year ended December 31, 1992)
    (q)  United Investors Management Company Savings and Investment
         Plan (incorporated by reference from Exhibit 10(t) to Form
         10-K for the fiscal year ended December 31, 1992)
    (r)  Credit Agreements dated as of October 24, 1996 among
         Torchmark Corporation, the Lenders and The First National
         Bank of Chicago, as Agent (364 Day and Five Year)
    (s)  Coinsurance and Servicing Agreement between Security Benefit
         Life Insurance Company and Liberty National Life Insurance
         Company, effective as of December 31, 1995 (incorporated by reference from Exhibit 10(u) to Form 10-K for the fiscal
         year ended December 31, 1995)
    (t)  Form of Deferred Compensation Agreement Between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Not Eligible to Participate in Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         (incorporated by reference from Exhibit 10(j) to Form 10-K for the fiscal year ended December 31, 1991)
    (u)  Torchmark Corporation 1996 Non-Employee Director Stock
         Option Plan (incorporated by reference from Exhibit 10(w)
         to Form 10-K for the fiscal year ended December 31, 1996)
    (v)  Torchmark Corporation 1996 Executive Deferred Compensation
         Stock Option Plan (incorporated by reference from Exhibit
         10(x) to Form 10-K for the fiscal year ended December 31,
         1996)
 (11)    Statement re computation of per share earnings                    71
 (20)    Proxy Statement for Annual Meeting of Stockholders to be
         held April 23, 1998
 (21)    Subsidiaries of the registrant                                    71
 (23)(a) Consent of KPMG Peat Marwick LLP to incorporation by reference of their audit report dated February 2, 1998,
         except for Note 16, which is as of February 20, 1998 and
         Note 6, which is as of March 5, 1998 into Form S-8 of
         The Torchmark Corporation Savings and Investment Plan
         (Registration No. 2-76378)
    (b)  Consent of KPMG Peat Marwick LLP to incorporation by
         reference of their audit report dated February 2, 1998,
         except for Note 16, which is as of February 20, 1998 and
         Note 6, which is as of March 5, 1998 into Form S-8 of
         The United Investors Management Company Savings and
         Investment Plan (Registration No. 2-76912)

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
    (c) Consent of KPMG Peat Marwick LLP to incorporation by
        reference of their audit report dated February 2, 1998,
        except for Note 16, which is as of February 20, 1998 and
        Note 6, which is as of March 5, 1998 into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark
        Corporation 1996 Non-Employee Stock Option Plan
        (Registration No. 333-27137)
    (d) Consent of KPMG Peat Marwick LLP to incorporation by
        reference of their audit report dated February 2, 1998,
        except for Note 16, which is as of February 20, 1998 and
        Note 6, which is as of March 5, 1998 into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark
        Corporation 1987 Stock Incentive Plan (Registration
        No. 33-23580)
    (e) Consent of KPMG Peat Marwick LLP to incorporation by
        reference of their audit report dated February 2, 1998,
        except for Note 16, which is as of February 20, 1998 and
        Note 6, which is as of March 5, 1998 into Form S-8 and the accompanying Form S-3 Prospectus of The Capital Accumulation and Bonus Plan of Torchmark Corporation (Registration No.
        33-1032)
    (f) Consent of KPMG Peat Marwick LLP to incorporation by
        reference of their audit report dated February 2, 1998,
        except for Note 16, which is as of February 20, 1998 and
        Note 6, which is as of March 5, 1998 into Form S-8 of the
        Liberty National Life Insurance Company 401(k) Plan
        (Registration No. 33-65507)
    (g) Consent of KPMG Peat Marwick LLP to incorporation by
        reference of their audit report dated February 2, 1998,
        except for Note 16, which is as of February 20, 1998 and
        Note 6, which is as of March 5, 1998 into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation
        1996 Executive Deferred Compensation Stock Option Plan
        (Registration No. 333-27111).
 (24)   Powers of attorney
 (27)   Financial Data Schedule

                                  SIGNATURES

  Pursuant to the requirements of Section 12 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Torchmark Corporation

                                 /s/ C.B. Hudson*
                     By: ________________________________
                     C.B. HUDSON, CHAIRMAN CHIEF EXECUTIVE
                        OFFICER AND DIRECTOR (PRINCIPAL
                               FINANCIAL OFFICER)

                               /s/ Gary L. Coleman*
                     By: ________________________________
                         GARY L. COLEMAN, VICE PRESIDENT
                           AND CHIEF ACCOUNTING OFFICER

Date: July 2, 1998

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

      /s/ Joseph L. Lanier, Jr.*
By: ________________________________
    JOSEPH L. LANIER, JR. DIRECTOR

Date: July 2, 1998

         /s/ Carol A. McCoy
*By: _______________________________
          CAROL A. MCCOY
         ATTORNEY-IN-FACT