Form 10-Q
period 1998-06-30
TORCHMARK CORP
filed 1998-08-14
CIK 320335

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  June 30,  1998                  Commission File Number 1-8052


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

                                         Yes   X    No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the last practicable date.

    CLASS                                       OUTSTANDING AT JULY 31, 1998
 Common Stock,                                           140,262,157
$1.00 Par Value

                          Index of Exhibits (Page 27)
                     Total number of pages included are 28.

                              TORCHMARK CORPORATION

                                      INDEX

                                                                        Page
                                                                        ----

Part 1.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consoldiated Balance Sheet                                1
                 Consolidated Statement of Operations                      2
                 Consolidated Statement of Comprehensive Income            3
                 Consolidated Statement of Cash Flow                       4
                 Notes to Consolidated Financial Statements                5

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       7


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                        24
         Item 4. Submission of Matters to a Vote of Security Holders      26
         Item 6. Exhibits and Reports on Form 8K                          27

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             TORCHMARK CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Amounts in thousands)

                                                            JUNE 30,    DECEMBER 31,
ASSETS:                                                       1998          1997
                                                          -----------   -----------
Investments:
  Fixed maturities, available for sale, at fair value
  (amortized cost:  1998 - $5,577,711;
  1997 - $5,646,397)                                      $ 5,795,568   $ 5,859,668
  Equity securities, at fair value
  (cost:  1998 - $10,699; 1997 - $3,284)                       19,748        12,404
  Mortgage loans, at cost (estimated fair value:
  1998 - $105,345; 1997 - $79,096)                            105,224        78,974
  Investment real estate, at depreciated cost                 177,251       167,297
  Policy loans                                                225,387       221,703
  Other long-term investments (at fair value)                  36,033        75,445
  Short-term investments                                      191,725       122,917
                                                          -----------   -----------
  Total investments                                         6,550,936     6,538,408

Cash                                                           14,039        25,766
Investment in affiliates                                       85,753       102,305
Accrued investment income                                      96,948       100,392
Other receivables                                             157,984       126,599
Deferred acquisition costs                                  1,413,958     1,371,131
Value of insurance purchased                                  190,649       216,988
Property and equipment                                         49,079        49,158
Goodwill                                                      518,075       525,564
Other assets                                                   40,533        34,541
Separate account assets                                     2,205,192     1,876,439
                                                          -----------   -----------
  Total assets                                            $11,323,146   $10,967,291
                                                          ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:

Future policy benefits                                    $ 4,467,623   $ 5,023,763
Unearned and advance premiums                                  83,514        83,722
Policy claims and other benefits payable                      191,441       228,754
Other policyholders' funds                                     81,249        82,224
                                                          -----------   -----------
  Total policy liabilities                                  4,823,827     5,418,463

Accrued income taxes                                          465,240       415,984
Short-term debt                                               418,282       347,152
Long-term debt (estimated fair value:
  1998 - $440,508 ; 1997 - $600,319)                          394,217       564,298
Other liabilities                                             237,940       219,020
Separate account liabilities                                2,205,192     1,876,439
                                                          -----------   -----------
  Total liabilities                                         8,544,698     8,841,356

Minority interest in consolidated affiliate                    97,933             0

Monthly income preferred securities (estimated
  fair value: 1998 - $206,720 ; 1997 - $210,500)              193,229       193,199

Shareholders' equity:

Preferred stock                                                     0             0
Common stock                                                  147,801       143,220
Additional paid-in capital                                    610,088       187,731
Unrealized investment gains, net of tax                       132,181       136,926
Retained earnings                                           1,824,392     1,699,409
Treasury stock, at cost                                      (227,176)     (234,550)
                                                          -----------   -----------
  Total shareholders' equity                                2,487,286     1,932,736
                                                          -----------   -----------
  Total liabilities and shareholders' equity              $11,323,146   $10,967,291
                                                          ===========   ===========

See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
              (Unaudited and in thousands except per share data)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                  -------------------   -----------------------
                                                    1998       1997        1998         1997
                                                  --------   --------   ----------   ----------
Revenue:
  Life premium                                    $241,111   $228,210   $  477,322   $  450,570
  Health premium                                   189,480    184,689      379,291      372,289
  Other premium                                      8,773      6,988       15,768       12,718
                                                  --------   --------   ----------   ----------
 Total premium                                     439,364    419,887      872,381      835,577

  Financial services revenue                        63,202     49,915      119,895       98,278
  Net investment income                            120,603    106,684      235,182      210,130
  Realized investment gains (losses)                (1,854)   (22,948)      (5,027)     (33,779)
  Other income                                         666        448        1,054          662
                                                  --------   --------   ----------   ----------
 Total revenue                                     621,981    553,986    1,223,485    1,110,868

Benefits and expenses:
  Life policyholder benefits                       159,603    149,765      313,616      294,721
  Health policyholder benefits                     120,521    116,129      240,361      230,830
  Other policyholder benefits                       11,702     13,903       24,873       27,327
                                                  --------   --------   ----------   ----------
 Total policyholder benefits                       291,826    279,797      578,850      552,878

  Amortization of deferred acquisition costs        57,755     55,128      115,089      111,651
  Commissions and premium taxes                     35,658     34,533       71,593       70,515
  Financial services selling expense                16,711     12,157       30,924       24,484
  Other operating expense                           39,659     36,057       78,972       73,717
  Amortization of goodwill                           3,745      3,744        7,489        7,488
  Interest expense                                  14,472     18,285       32,810       36,159
                                                  --------   --------   ----------   ----------
 Total benefits and expenses                       459,826    439,701      915,727      876,892

Income before income taxes and equity in
 earnings of unconsolidated affiliates             162,155    114,285      307,758      233,976
Income taxes                                       (62,761)   (41,423)    (115,252)     (84,879)
Equity in earnings of Vesta                              0      4,202        4,258        7,684
Adjustment to carrying value of Vesta              (20,234)         0      (20,234)           0
Minority interest in consolidated subsidiaries      (8,588)         0      (10,569)           0
Monthly income preferred securities dividend        (2,468)    (2,474)      (4,939)      (4,863)
                                                  --------   --------   ----------   ----------
  Net income before extraordinary items             68,104     74,590      161,022      151,918

Loss on redemption of debt, net of income tax
  benefit of $2,672                                 (4,962)         0       (4,962)           0
                                                  --------   --------   ----------   ----------
 Net income                                       $ 63,142   $ 74,590   $  156,060   $  151,918
                                                  ========   ========   ==========   ==========

BASIC EARNINGS PER SHARE:
  Net income before extraordinary items           $   0.49   $   0.54   $     1.15   $     1.09
  Loss on redemption of debt                        ($0.04)  $   0.00       ($0.04)  $     0.00
  Net income                                      $   0.45   $   0.54   $     1.11   $     1.09
                                                  ========   ========   ==========   ==========

Diluted earnings per share:
  Net income before extraordinary items           $   0.48   $   0.53   $     1.14   $     1.07
  Loss on redemption of debt                        ($0.03)  $   0.00       ($0.04)  $     0.00
  Net income                                      $   0.45   $   0.53   $     1.10   $     1.07
                                                  ========   ========   ==========   ==========

See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                         (Unaudited and in thousands)

                                                                            THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                                  June 30,           JUNE 30,
                                                                            ------------------  ------------------
                                                                               1998      1997      1998      1997
                                                                             -------  --------  --------  --------
Net income                                                                   $63,142  $ 74,590  $156,060  $151,918

Other comprehensive income:
    Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during period                  27,549    99,079    32,955   (18,721)
     Less: reclassification adjustment for (gains) losses
     on securities included in net income                                     (1,249)   15,785       907    26,907
     Less: reclassification adjustment for amortization of
     discount and premium                                                       (934)     (566)   (1,934)     (360)
     Less: foreign exchange adjustment on securities
     marked to market                                                            903       354       903       354
      Less: unrealized gains of Family Service at date of sale               (28,315)        0   (28,315)        0
                                                                             -------  --------  --------  --------
      Unrealized gains (losses) on securities                                 (2,046)  114,652     4,516     8,180

    Unrealized gains (losses) on other investments                           (12,431)    1,087    (9,332)    3,697
    Unrealized gains (losses) on deferred acquisition costs                   (1,501)  (11,941)   (1,641)     (945)
    Foreign exchange translation adjustments                                  (1,058)      208      (860)     (501)
                                                                             -------  --------  --------  --------
     Other comprehensive income (loss), before tax                           (17,036)  104,006    (7,317)   10,431

    Income tax effect                                                          5,864   (36,663)    2,572    (3,725)
                                                                             -------  --------  --------  --------
Other comprehensive income (loss)                                            (11,172)   67,343    (4,745)    6,706
                                                                             -------  --------  --------  --------
Comprehensive income                                                         $51,970  $141,933  $151,315  $158,624
                                                                             =======  ========  ========  ========

See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOW
                            (Amounts in thousands)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30
                                                                         ---------------------
                                                                           1998         1997
                                                                         --------     --------
Cash provided from operations                                            $217,388     $240,968
Cash provided from (used for) investment activities:
Investments sold or matured:
  Fixed maturities available for sale - sold                              251,039      625,008
  Fixed maturities available for sale - matured, called, and repaid       232,730      211,974
  Other long-term investments                                              56,523       61,945
                                                                         --------     --------
  Total investments sold or matured                                       540,292      898,927

  Investments acquired:
  Fixed maturities                                                     (1,156,580)  (1,018,408)
  Other long-term investments                                             (67,767)     (67,775)
                                                                         --------     --------
  Total investments acquired                                           (1,224,347)  (1,086,183)

  Net decrease (increase) in short-term investments                       (77,630)     (76,850)
  Proceeds from sale of discontinued energy operations                          0       30,832
  Payments related to sale of discontinued energy operations                    0      (14,428)
  Disposition of properties                                                   752          482
  Additions to properties                                                  (3,247)      (3,823)
                                                                         --------     --------
Cash used for investment activities                                      (764,180)    (251,043)

Cash provided from (used for) financing activities:
  Issuance of common stock                                                  2,727       12,700
  Proceeds from W&R public offering                                       516,014            0
  Proceeds from sale of Family Service                                    140,388            0
  Additions to debt                                                       279,319       38,725
  Repayments of debt                                                     (380,070)           0
  Acquisition of treasury stock                                                 0      (54,462)
  Cash dividends paid to shareholders                                     (42,626)     (42,702)
  Cash dividends paid to W&R shareholders                                  (3,203)           0
  Net receipts from deposit product operations                             22,516       43,879
                                                                         --------     --------
Cash used for financing activities                                        535,065       (1,860)


Net increase (decrease) in cash                                           (11,727)     (11,935)
Cash at beginning of year                                                  25,766       18,272
                                                                         --------     --------
Cash at end of period                                                    $ 14,039     $  6,337
                                                                         ========     ========

See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at June 30, 1998, and the consolidated results of operations for the periods ended June 30, 1998 and 1997.

Note B - Investment in Vesta Insurance Group

     Torchmark owns as a passive investment 27.8% of Vesta Insurance Group, Inc. ("Vesta"), a property and casualty insurance company. In June, 1998, Vesta announced that (a) an investigation of accounting irregularities that occurred during the fourth quarter of 1997 and the first quarter of 1998 would result in an aggregate $14 million net after-tax reduction in previously reported net income, and, in addition, that (b) Vesta would restate its historical financial statements for the period of 1993 through the first quarter of 1998, reflecting reductions in reported net after-tax earnings of $49 million for the period of 1993 through 1997 and $10 million for the first quarter of 1998 in accordance with the equity method of accounting. Torchmark has recorded a pre-tax charge of $20 million ($13 million after tax) or $.09 per diluted share in the second quarter of 1998 to reflect its pro rata share of Vesta's cumulative reported financial corrections.

     As of August 7, 1998, Vesta has not reported its 1998 second quarter operating results. For this reason Torchmark's financial statements for the 1998 second quarter do not reflect any amount related to Vesta's 1998 second quarter operating results. It is presently anticipated that Torchmark will record its equity in Vesta's 1998 second quarter operating results in the quarter during which Vesta's 1998 second quarter results are announced.

Note C - Sale of Family Service

     On June 1, 1998, Torchmark sold Family Service to an unaffiliated insurance carrier. Family Service, which was acquired in 1990, is an insurer of pre-need funeral policies but has not issued any new policies since 1995. Consideration for the sale was $140 million in cash. Torchmark recorded a pretax realized loss on the sale of approximately $14 million, but incurred a tax expense on the transaction of $9 million. In connection with the sale, Torchmark will continue to service the policies in force of Family Service for the next five years for a fee of $2 million per year plus certain variable processing costs.

Note D - Public Offering of Subsidiary

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               OPERATING RESULTS

     Torchmark cautions readers regarding certain forward-looking statements contained in the following discussion and elsewhere in this document, and in any other statements made by, or on behalf of Torchmark whether or not in future filing with the Securities and Exchange Commission ("SEC"). Any statement that is not a historical fact, or that might otherwise be considered an opinion or projection concerning Torchmark or its business, whether express or implied, is meant as and should be considered a forward-looking statement. Such statements represent management's opinions concerning future operations, strategies, financial results or other developments.

     Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond Torchmark's control. If these estimates or assumptions prove to be incorrect, the actual results of Torchmark may differ materially from the forward-looking statements made on the basis of such estimates or assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, which may be national in scope, related to the insurance industry generally, or applicable to Torchmark specifically. Such events or developments could include, but are not necessarily limited to, deteriorating general economic conditions leading to increased lapses and/or decreased sales of Torchmark's policies, changes in governmental regulations (particularly those impacting taxes and mandates for health insurance products), financial markets trends that adversely affect sales of Torchmark's market-sensitive products, interest rate changes that adversely affect product sales and/or investment portfolio yield, increased pricing competition, adverse regulatory developments, adverse litigation results, and developments involving Vesta Insurance Group, Inc. ("Vesta"), described more fully elsewhere in this document under the caption "Investment in Vesta Insurance Group" on page 21 of this report.

     In the first six months of 1998, Torchmark's net operating income was $191 million, a 10% increase over the prior-year period. Net operating income is net income before extraordinary items excluding after-tax realized investment gains and losses and the associated adjustment to deferred acquisition costs. In 1998, it also excludes an after-tax adjustment of $13 million, or $.09 per diluted share, to Torchmark's equity in earnings on its investment in Vesta as described in the discussion of Vesta on page 21 of this report. On a per-share basis, Torchmark's diluted operating earnings were $1.35 for the first six months of 1998 , compared with $1.23 a year earlier, an increase of 10%. Basic earnings per share were $1.36 per share, 9% higher than in the prior period. Diluted earnings differ from basic earnings per share because diluted earnings take into account the assumed exercise of Torchmark's outstanding stock options. Net income was $156 million in the1998 period, compared with $152 million in the same period for 1997. Net income was affected by an extraordinary loss from the redemption of debt in the after-tax amount of $5 million, or $.04 per diluted share, discussed more completely under the caption "Capital Resources." Net income was also affected by an after-tax realized investment loss of $17 million in the 1998 six-month period, compared with a loss of $22 million in the comparable 1997 period. The 1998 realized loss included a $23 million after-tax loss from the sale of Family Service Life Insurance Company ("Family Service") as discussed on page 21 of this report. The loss in 1997 resulted primarily from the intentional sale of fixed-maturity investments at a loss to offset current and prior year taxable gains. Net income per diluted share rose 3% to $1.10 in the first half of 1998, compared with $1.07 in the prior-year period. Net income per basic share rose 2% from $1.09 in the 1997 period to $1.11 for the same period of 1998.

     Operating revenues, or revenues excluding realized investment gains and losses, rose 7% to $1.23 billion in the first half of 1998. Total premium increased 4% to $872 million. Torchmark's net investment income rose 12% to $235 million in the 1998 period. Financial services revenues gained 22% to $120 million.

     Torchmark's operating expense increased 7% to $79 million in the 1998 six months from $74 million in the prior year first half. However, as a percentage of operating revenue, operating expenses fell slightly. The decline in expense as a percentage of revenue occurred in spite of a 51% increase in financial services administrative expense, which rose $7 million to $21 million for the 1998 six months (as discussed under the caption "Asset Management" on page 18 of this report). Excluding financial services expenses, overall operating expenses declined $1.7 million or 3%. As a percentage of operating revenues excluding financial services, these expenses fell from 5.7% in the 1997 six months to 5.2% in 1998.

                              INSURANCE OPERATIONS


     The following table is a summary of Torchmark's insurance operations. Net underwriting income is premium income less net policy obligations, commissions, acquisition expenses, and insurance administrative expenses. Excess investment income is tax equivalent net investment income reduced by the interest credited to net policy liabilities, less the financing cost of Torchmark's debt and Monthly Income Preferred Securities ("MIPS").


                   SUMMARY OF INSURANCE NET OPERATING INCOME
                         (Dollar amounts in thousands)


                                                Six Months
                                              Ended June 30,      Increase
                                            ------------------  -------------
                                              1998      1997     Amount    %
                                            --------  --------  --------  ---
     Insurance underwriting income before
       other income and administrative
       expense:
         Life                               $127,267  $120,219  $  7,048    6
         Health                               70,884    73,548    (2,664)  (4)
         Annuity                              11,144     9,091     2,053   23
                                            --------  --------  --------
           Total                             209,295   202,858     6,437    3

     Other income                              2,151     1,749       402   23
     Insurance administrative expense        (52,106)  (52,977)      871   (2)
                                            --------  --------  --------

     Net underwriting income                 159,340   151,630     7,710    5
     Excess investment income                 98,030    64,571    33,459   52
     Corporate expense and other             (14,028)   (9,912)   (4,116)  42
     Income taxes                            (82,428)  (70,188)  (12,240)  17
                                            --------  --------  --------

     Insurance net operating income         $160,914  $136,101  $ 24,813   18

     Life insurance. Torchmark's life insurance premium income rose 6% to $477 million in the first six months of 1998, from $451 million in the same six-month period last year. The following table presents Torchmark's life insurance premium and policy charges by distribution method.

                                LIFE INSURANCE
                        PREMIUM BY DISTRIBUTION METHOD
                         (Dollar amounts in thousands)

                                             Six months ended June 30,
                                      --------------------------------------
                                             1998                1997              Increase
                                      ------------------  ------------------  ------------------
                                                   % of               % of
                                       Amount     Total    Amount     Total    Amount       %
                                      --------  --------  --------  --------  --------  --------
Liberty National Exclusive Agency     $141,324      30    $140,852      31     $   472       0
United American Independent Agency      18,661       4      18,168       4         493       3
United American Exclusive Agency         9,320       2       9,045       2         275       3
Direct Response                        109,539      23      95,925      21      13,614      14
American Income Exclusive Agency       100,868      21      93,546      21       7,322       8
Military Independent Agency             44,484       9      38,275       8       6,209      16
United Investors Exclusive Agency       40,148       8      38,733       9       1,415       4
Other                                   12,978       3      16,026       4      (3,048)    (19)
                                      --------  --------  --------  --------  --------
Total Premium                         $477,322     100    $450,570     100    $ 26,752       6


     Life insurance underwriting income before administrative expenses was $127 million in the first half of 1998, growing 6% over the same period in 1997. As a percentage of premium, underwriting income was stable at 27% in both periods as shown in the table below.

                                LIFE INSURANCE
                              SUMMARY OF RESULTS
                         (Dollar amounts in thousands)

                                             Six months ended June 30,
                                      --------------------------------------
                                             1998                1997              Increase
                                      ------------------  ------------------  ------------------
                                                   % of               % of
                                       Amount     Total    Amount     Total    Amount       %
                                      --------  --------  --------  --------  --------  --------
Premium and policy charges            $477,322     100     $450,570    100    $ 26,752      6
Net policy obligations                 198,533      41      185,512     41      13,021      7
Commissions and acquisition expense    151,522      32      144,839     32       6,683      5
                                      --------             --------           --------
Insurance underwriting income before
  other income and administrative
  expenses                            $127,267      27     $120,219     27    $  7,048      6


     Annualized life premium in force was $1.04 billion at June 30, 1998, growing 5% over $985 million in force a year earlier. Life insurance sales, in terms of annualized premium issued, were $122 million in the 1998 six-month period, increasing 4% over 1997 same-period sales of $117 million. The following presents Torchmark's life insurance sales and in force data by distribution method.

                                LIFE INSURANCE
                     ANNUALIZED PREMIUM SALES AND IN FORCE
                         (Dollar amounts in thousands)

                                                       SALES                                     IN FORCE
                                    ------------------------------------------   -----------------------------------------
                                         Six months
                                       Ended June 30,            Increase            At June 30,           Increase
                                    --------------------    ------------------   -------------------   -------------------
                                      1998        1997       Amount       %         1998        1997      Amount       %
                                    --------   ---------    --------   -------   ----------   --------   --------   -------
Liberty Exclusive Agency            $ 22,174   $ 21,749     $   425        2     $  300,027   $299,232   $    795       0
UA Independent Agency                  4,528      8,386      (3,858)     (46)        41,256     41,955       (699)     (2)
UA Exclusive Agency                    2,626      4,026      (1,400)     (35)        21,026     21,286       (260)     (1)
Direct Response                       48,217     40,138       8,079       20        252,087    222,437     29,650      13
American Income Agency                27,405     27,217         188        1        210,681    196,050     14,631       7
Military Agency                        8,774      8,264         510        6         93,027     80,610     12,417      15
UI Exclusive Agency                    6,418      4,959       1,459       29         90,966     86,747      4,219       5
Other distribution                     1,863      2,539        (676)     (27)        26,486     36,726    (10,240)    (28)
                                    --------   --------    --------              ----------   --------   --------
  Total Life                        $122,005   $117,278    $  4,727        4     $1,035,556   $985,043   $ 50,513       5

     Torchmark's Direct Response operation is conducted through direct mail, co-op mailings, television and consumer magazine advertising, and direct mail solicitations endorsed by groups, unions and associations. In the 1998 six months, this distribution method generated $48 million in annualized premium issued, compared with $40 million in the same period of 1997, an increase of 20%. Direct Response annualized premium in force rose 13% over the prior year to $252 million at June 30, 1998. Premium income grew 14% to $110 million in the 1998 period. In addition to sales and premium growth, the Direct Response operation provides support to other Torchmark marketing agencies by providing sales leads.

     Torchmark's Military Agency experienced the greatest percentage increase in premium income at 16% to $44 million. It also recorded a 6% increase in annualized premium issued of $8.8 million during the 1998 first half. This agency consists of former military officers who sell exclusively to military officers and their families.

     The Liberty National Exclusive Agency distribution system represented the largest component of life premium at 30% or $141 million in the 1998 period. Life insurance sales for this agency grew 2% to $22 million of annualized premium issued in the 1998 period.

     The American Income Agency produced sales of $27 million in annualized life premium in the period, an increase of 1%. This distribution system focuses on members of labor unions, credit unions, and other associations.

     The United Investors Exclusive Agency had the largest percentage increase in sales for Torchmark life insurance operations at 29%. Annualized premium issued rose to $6.4 million. Annualized life premium in force gained 5% to $91 million. These products are marketed through the Waddell & Reed Financial, Inc. ("W&R") sales force.

     Sales of life insurance by the United American Independent and Exclusive Agencies declined 42% in the 1998 six months on a combined basis. The decline in sales was attributable to Torchmark's emphasis in health insurance sales over life insurance sales in these agencies and to improvements in the Medicare Supplement market.

     Health insurance. Health insurance premium income was up 2% from $372 million in the first six months of 1997 to $379 million in the same period of 1998. The table below is an analysis of Torchmark's health premium by distribution method.


                               HEALTH INSURANCE
                        PREMIUM BY DISTRIBUTION METHOD
                         (Dollar amounts in thousands)

                                        Six months ended June 30,
                                     -------------------------------
                                          1998            1997        Increase
                                     ---------------  -------------- -----------
                                               % to            % to
                                      Amount   Total   Amount  Total  Amount  %
                                     -------- ------  ------- ------ -----------

Liberty National Exclusive Agency    $ 66,979   18   $ 62,124   17  $ 4,855   8
United American Independent Agency    212,760   56    218,898   59   (6,138) (3)
United American Exclusive Agency       72,158   19     65,479   17    6,679  10
Direct Response                         4,306    1      3,071    1    1,235  40
American Income Exclusive Agency       23,088    6     22,717    6      371   2
                                     --------  ---   --------  ---  -------
Total Premium                        $379,291  100   $372,289  100  $ 7,002   2

     The following table presents underwriting margin data for health insurance.


                               HEALTH INSURANCE
                              SUMMARY OF RESULTS
                         (Dollar amounts in thousands)

                                        Six months ended June 30,
                                     -------------------------------
                                          1998            1997        Increase
                                     ---------------  -------------- -----------
                                              % to            % to
                                      Amount   Total   Amount  Total  Amount  %
                                     -------- ------  ------- ------ -----------

Premium                              $379,291  100   $372,289  100  $ 7,002   2
Net policy obligations                230,028   60    219,271   59   10,757   5
Commissions and acquisition
  expense                              78,379   21     79,470   21   (1,091) (1)
                                     --------        --------       -------
Insurance underwriting income
  before other income and
  administrative expense             $ 70,884   19   $ 73,548   20  $(2,664) (4)



   Underwriting margins for health insurance, or underwriting income as a percentage of premium, declined from 20% in the first half of 1997 to 19% in the same period of 1998 as a result of a 1% increase in policy obligation ratios. Health policy obligations rose 5% while premium rose 2%. The 19% margin for the six months of 1998 was consistent with the margin for the full year of 1997. Cancer benefit increases resulting from inflationary cost increases have contributed to the increase in net policy obligations. Premium rate increases are being sought to offset these cost increases, but differences in the timing of cost increases and the subsequent regulatory approvals of rate increases cause fluctuations in margins. In Torchmark's Medicare Supplement business, underwriting income as a percentage of premium is restrained by Federally mandated loss ratios and market competition. Both cancer and Medicare Supplement products are profitable to Torchmark, and Torchmark continues to promote new sales for both products.

   The table below is a presentation of health insurance sales and in force data.

                               HEALTH INSURANCE
                     ANNUALIZED PREMIUM SALES AND IN FORCE
                         (Dollar amounts in thousands)

                                                       SALES                                     IN FORCE
                                    ------------------------------------------    -----------------------------------------
                                         Six months
                                       Ended June 30,            Increase              At June 30,           Increase
                                    --------------------    ------------------    -------------------   -------------------
                                      1998        1997       Amount       %          1998       1997      Amount       %
                                    --------   ---------    --------   -------    ---------   --------   --------   -------
UA Independent Agency                $24,177    $19,996       $4,211      21       $432,592   $442,862   $(10,270)     (2)
UA Exclusive Agency                   28,419     19,834        8,585      43        156,268    137,880     18,388      13
Liberty Exclusive Agency               5,931      6,390         (459)     (7)       135,623    128,617      7,006       5
American Income Agency                 4,799      5,006         (207)     (4)        44,081     43,060      1,021       2
Direct Response                        2,788      2,116          672      32          9,046      6,835      2,211      32
                                     -------    -------      -------               --------   --------   --------
Total Premium                        $66,114    $53,312      $12,802      24       $777,610   $759,254   $ 18,356       2

     Annualized health insurance premium in force grew 2% to $778 million at June 30, 1998. Cancer annualized premium in force rose 6% to $136 million, primarily as a result of premium rate increases at Liberty National. Medicare Supplement annualized premium in force grew 1% to $541 million at June 30, 1998 and represented 70% of health premium in force on that date.

     Sales of health insurance, as measured by annualized premium issued, grew 24% to $66 million in the 1998 period. Medicare Supplement sales rose 41% in the 1998 period to $47 million. Growth in Medicare Supplement sales, which increased $13.6 million, accounted for more than the total increase in health sales of $12.8 million, due to a decline in cancer and other health product sales. Torchmark's Medicare Supplement products are sold by its United American Independent and Exclusive Agencies. Both of these agencies have experienced growth in agency size over the prior year. An additional factor in the increased Medicare Supplement sales was the support obtained from Torchmark's Direct Response operation in providing these agencies with leads. Cancer sales, produced primarily by the Liberty National Agency, were $5.1 million in the 1998 six months, compared with $5.5 million for the prior period. Other health product sales declined 2% to $14 million.

     Annuities. The following table presents collection and balance information about Torchmark's annuities.

                                   ANNUITIES
                       COLLECTIONS AND DEPOSIT BALANCES
                         (Dollar amounts in thousands)

                      COLLECTIONS                             DEPOSIT BALANCES
           ------------------------------------   ------------------------------------------
                  Six Months
                Ended June 30,      Increase            At June 30,           Increase
           -------------------- ---------------   -----------------------  -----------------
              1998       1997     Amount     %       1998         1997      Amount      %
           --------   --------- --------- -----   ----------   ----------  ---------  ------
Fixed      $ 33,108   $ 48,186  $ (15,078)  (31)  $  618,018   $  994,737  $(376,719)   (38)
Variable    116,950    105,308     11,642    11    2,136,878    1,657,512    479,366     29
           --------   --------  ---------         ----------   ----------  ---------
  Total    $150,058   $153,494  $  (3,436)   (2)  $2,754,896   $2,652,249  $ 102,647      4

     Annuities are sold on both a fixed and a variable basis.   Fixed annuity
collections were $33 million in the first six months of 1998,  compared with
$48  million collected in the prior period, a decline of  31%.   Collections of
variable annuities were $117 million in the 1998 period, rising 11% from variable collections of $105 million in 1997. Fixed annuities on deposit with Torchmark declined 38% to $618 million. The decline was caused by the sale of Family Service, which had a block of fixed annuities in the amount of $396 million at April 30, 1998. Excluding Family Service, the fixed annuity balance would have increased 4%. The variable annuity balance on deposit rose 29% during the past twelve months, boosted in large part by the strength in
financial markets.   This balance was $2.1 billion at June 30, 1998, compared
with $1.7 billion a year ago.

     The following table presents underwriting margin data for Torchmark's annuities.

                                   ANNUITIES
                              SUMMARY OF RESULTS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                           SIX MONTHS
                                         ENDED JUNE 30,       INCREASE
                                       ------------------   -------------
                                         1998       1997     AMOUNT    %
                                       --------   -------   -------    --
Policy charges                         $ 15,768   $12,718   $ 3,050    24
Net policy obligations                   (5,804)   (5,699)     (105)    2
Commissions and acquisition expense      10,428     9,326     1,102    12
                                       --------   -------   -------    --
Insurance underwriting income before
  other income and administrative
  expense                              $ 11,144   $ 9,091   $ 2,053    23


     Policy charges for annuities for the 1998 six months were $16 million, compared with $13 million for the 1997 period, an increase of 24%. Policy charges are assessed against the annuity account balance periodically for
insurance risk, sales, administration, and cash surrender.   The increase in
policy charges resulted primarily from the growth in variable annuities over the prior-year period. Annuity underwriting income improved 23% from $9 million in the 1997 period to $11 million in 1998, consistent with the growth in policy charges.

     Investment. The following table summarizes Torchmark's insurance companies' investment income and excess investment income.

                             INSURANCE OPERATIONS
                           EXCESS INVESTMENT INCOME
                            (Dollars in thousands)

                                        Six months
                                      Ended June 30,        Increase
                                   --------------------  --------------
                                      1998       1997     Amount    %
                                   ---------  ---------  ------- ------
Net investment income              $ 237,681  $ 208,266  $29,415   14
Tax equivalency adjustment             5,304      4,360      944   22
                                   ---------  ---------  ------- ------
Tax equivalent investment income     242,985    212,626   30,359   14

Required interest on net insurance
 policy liabilities                 (104,547)  (104,415)    (132)   0
Financing costs                      (40,408)   (43,640)   3,232   (7)
                                   ---------  ---------  ------- ------

Excess investment income           $  98,030  $  64,571   $33,459  52


     On a tax equivalent basis, net investment income from insurance operations was $243 million during the first six months of 1998, an increase of 14% over $213 million during the same 1997 period. The 1998 amount includes $6.7 million interest income received on internal financing with W&R during the first quarter related to the March, 1998 initial public offering.

     The increase in investment income resulted from the increase in mean invested assets over the prior period. Mean invested assets at amortized cost increased 12% to $6.7 billion during the 1998 six months from $6.0 billion a year earlier. The increase in mean invested assets was primarily caused by the proceeds received from the W&R initial public offering but was also impacted by the accumulation of life reserves and reinvestment of cash flow.

     Excess investment income is tax-equivalent net investment income reduced by interest credited to net policy liabilities, less financing costs. Excess investment income for the six months ended June 30, 1998 was $98 million, compared with $65 million for the prior year six months. This 52% increase was caused primarily by three factors: (1) the W&R transaction, whereby $481 million in additional funds were available, allowing Torchmark to invest $399 million in new investments at an average yield of 6.92% and pay down $82 million in short-term debt, (2) the refinancing of long-term debt with short-term debt, saving an average of approximately 369 basis points in financing costs, and (3) the inclusion of $6.7 million interest on internal financing with W&R. Interest credited to policy liabilities remained stable at approximately $105 million.

     The lower interest-rate environment during the first half of 1998 caused yields on new investments to be less attractive when contrasted with the prior year. Purchases made during the first half of 1998 totalled $1.1 billion and were made at an average yield of 6.98% This compares with $1.0 billion new purchases made in the six months of 1997 at an average yield of 7.34%. Excluding Family Service, new purchases made during the first half of 1998 totalled $1.0 billion and were made at an average yield of 7.06%.While new investments continue to emphasize high quality corporate issues with both short and long maturities, the estimated average life of purchases made during the first half of 1998 was 19.7 years, compared with 10.5 years for the same period last year.

     With new fixed income investments being made at yields below the average year-end 1997 portfolio yield of 7.49%, the fixed maturity portfolio had an estimated annual return of 7.43% by the end of June, 1998. At June 30, 1998, the portfolio had a 7.6 year average life and an effective duration of 5.1 years, compared with a 7.9 year average life and a 5.0 year duration a year earlier. The shorter average life in the portfolio resulted directly from the decline in rates, even though 1998 purchases were made at much longer maturities, because of the expected increase in prepayments of mortgage-backed investments.

     Additionally, because of declines in interest rates, the unrealized gain in the fixed maturity portfolio increased from $213 million at 1997 year end to $218 million at the end of June, 1998 in spite of the elimination of $24 million in unrealized gains by virtue of the Family Service sale. Other comprehensive income resulting from security value fluctuations on a pretax basis was income in 1998 of $33 million, compared with a loss of $19 million in 1997.

     The Family Service sale was completed on June 1, 1998 for proceeds of $140 million. Family Service had $778 million in invested assets at the date of sale. Family Service contributed $22 million in net investment income and $4.7 million in excess investment income through five months of 1998. The proceeds were invested at a yield of 7.11%.


                                ASSET MANAGEMENT

     Completion of initial public offering. In March, 1998, Torchmark's asset management subsidiary, W&R, completed an initial public offering of approximately 24 million shares, or about 36% of its common stock. Net proceeds from the offering were approximately $516 million after underwriters' fees and expenses. W&R used $481 million of the proceeds to repay existing notes owed to Torchmark and other Torchmark subsidiaries. The remaining $35 million was retained by W&R. Of its $481 million proceeds, Torchmark invested $399 million at yields approximating 6.9% and used the $82 million balance to pay down short-term debt. While approximately $360 million par value of Torchmark's funded debt at an average coupon rate of 9.2% was repaid during the second quarter of 1998, $295 million was essentially refinanced by short-term borrowings, because new borrowings were made in the amount of $377 million at an average rate of 5.7%. (See the discussion of Investments, Liquidity and Capital Resources.) The initial public offering resulted in a $426 million gain which was added to Torchmark's additional paid-in capital in accordance with Staff Accounting Bulletin 51. Torchmark retains the remaining 64% of the W&R stock. Accordingly, the 36% minority interest in W&R's operating results and shareholders' equity is deducted from the respective Torchmark amounts in consolidation. Torchmark plans to distribute these W&R shares to Torchmark shareholders in a tax-free spin-off late in 1998, subject to the receipt of necessary regulatory approvals and tax rulings. The distribution ratio is expected to be approximately three shares of W&R for every ten shares of Torchmark held at the time of distribution. The spin-off, if and when completed, will constitute the distribution of a portion of the policyholders' surplus account resulting in a tax expense of approximately $50 million.

     Operating results.   Financial services revenues rose 22% to $120 million
for the first six months of 1998 over the prior period. Asset management fees, the largest component of financial services revenues, increased 22% to $68 million from $56 million. These fees are based on the amount of assets under management. Average assets under management rose 28% in the 1998 period versus the same 1997 period. Assets under management were $26.7 billion at June 30, 1998, $23.4 billion at year-end 1997, and $21.3 billion at June 30, 1997.
Mutual funds, which represented 89% of assets under management at June 30, 1998, increased 22% over the prior year to $23.7 billion. Commission revenues from investment product sales rose 23% to $44 million in the 1998 period from $36 million for the prior period. Investment product sales were up 26% to $910 million in the 1998 six months, compared with $724 million in the same period of 1997. Commissions from the sale of insurance products were $7.6 million in the 1998 six-month period, compared with $6.7 million in the 1997 period. Service fees increased 5% to $16 million. The sum of all financial services revenue components is greater than total financial services revenue because the portion of commission related to sales of the insurance and variable annuity products of United Investors Life Insurance Company is eliminated in consolidation.

     The following table presents an analysis of asset management operations.

                               ASSET MANAGEMENT
                              SUMMARY OF RESULTS
                         (Dollar amounts in thousands)

                                       Six months
                                     Ended June 30,        Increase
                                   ------------------  --------------
                                     1998      1997     Amount     %
                                   --------  --------  -------  -----
Management fees                    $ 67,641  $ 55,622  $12,019    22
Underwriting revenue                 52,002    42,872    9,130    21
Service fees                         16,030    15,337      693     5
Investment income                     4,163     1,876    2,287   122
                                   --------  --------  -------
  Total revenue                     139,836   115,707   24,129    21

Underwriting expense                 44,826    37,059    7,767    21
Other expense                        22,254    16,068    6,186    38
                                   --------  --------  -------
  Total expense                      67,080    53,127   13,953    26

Pretax operating income              72,756    62,580   10,176    16
Intercompany interest                (6,653)        0   (6,653)  N/A
Other intercompany expense                0      (911)     911  (100)
Income taxes                        (25,546)  (23,896)  (1,650)    7
                                   --------  --------  -------
  Net income                       $ 40,557  $ 37,773  $ 2,784     7

     Pretax operating income grew 16% over the prior period to $73 million. As a percentage of revenues, pretax income declined from 54% to 52%, largely as a result of growth in administrative expenses at a greater rate than revenues. Administrative expense rose 39%, due to increased compensation costs arising from the addition of several investment analysts and an increase in management compensation required to be more competitive with the mutual fund industry. Operating income excludes intercompany interest with Torchmark in the amount of
$6.7 million of expense in 1998.     Net income for the asset management segment
was $41 million in 1998 including the after-tax effect of the intercompany interest, compared with $38 million in 1997. Torchmark has also deducted $11 million in earnings attributable to the 36% minority interests in W&R that Torchmark did not own for the period after the initial public offering.

                      INVESTMENT IN VESTA INSURANCE GROUP

     Torchmark owns as a passive investment 27.8% of Vesta, a property and casualty insurance company. Torchmark accounts for its investment in Vesta using the equity method of accounting, including its pro rata share of Vesta's reported operating results in earnings, and carrying its percentage interest in Vesta's net book value on the balance sheet as investment in affiliates. In June, 1998, Vesta announced that (a) an investigation of accounting irregularities that occurred during the fourth quarter of 1997 and the first quarter of 1998 would result in an aggregate $14 million net after-tax reduction in previously reported net income, and, in addition, that (b) it would restate its historical financial statements for the period of 1993 through the first quarter of 1998, reflecting reductions in reported net after-tax earnings of $49 million for the period of 1993 through 1997 and $10 million for the first quarter of 1998. To reflect its pro rata share of Vesta's cumulative reported financial corrections, Torchmark has recorded a pre-tax charge of $20 million ($13 million after tax) or $.09 per diluted share in the second quarter of 1998. Additionally, Vesta is now subject to numerous class action lawsuits in state and federal courts filed subsequent to such announcements.

     As of August 10, 1998, Vesta has not reported its 1998 second quarter operating results. For this reason Torchmark's financial statements for the 1998 second quarter do not reflect any amount related to Vesta's 1998 second quarter operating results. It is presently anticipated that Torchmark will record its equity in Vesta's 1998 second quarter operating results in the quarter during which Vesta's 1998 second quarter results are announced. The market value of Torchmark's 5.1 million share investment in Vesta, which was $109 million at June 30, 1998 ($21 5/16 per Vesta share), exceeded Torchmark's net carrying value of Vesta at that same date of $71 million, after deduction of a $15 million deferred tax.


                            SALE OF  FAMILY SERVICE

     On June 1, 1998, Torchmark sold Family Service to an unaffiliated insurance carrier. Family Service, which was acquired in 1990, is an insurer of pre-need funeral policies but has not issued any new policies since 1995. Consideration for the sale was $140 million in cash. Torchmark recorded a pretax realized loss on the sale of approximately $14 million, but incurred a tax expense on the transaction of $9 million. In connection with the sale, Torchmark will continue to service the policies in force of Family Service for the next five years for a fee of $2 million per year plus certain variable processing costs. Through May, 1998, Family Service contributed $25 million in revenues and $5.8 million in pretax income. Invested assets were $778 million and total assets were $828 million at the date of sale.

                              FINANCIAL CONDITION

     Liquidity. Torchmark's liquidity is indicated by its positive cash flow, marketable investments, and the availability of a line of credit facility.
Torchmark's insurance and asset-management   operations  typically generate cash
flows in excess of immediate requirements. Torchmark's net cash inflows from operations were $217 million in the first six months of 1998, compared with $241 million in the same period of 1997. In addition to cash flows from operations, Torchmark received $233 million in investment maturities or repayments during the first half of 1998.

     Torchmark's cash and short-term investments were $206 million at the end of June, 1998, rising 38% over the $149 million of these assets at December 31, 1997. Cash and short-term investments represented 1.8% of total assets at end of the second quarter of 1998. In addition, Torchmark's entire portfolio of fixed-income and equity securities, in the amount of $5.8 billion at market value on June 30, 1998, is available for sale.

     Torchmark has in place a line of credit facility, which is also designed as a backup credit line for a commercial paper program. This program provides credit up to a maximum amount of $600 million, and permits Torchmark to borrow from either the credit line or issue commercial paper at any time up to the combined facility maximum of $600 million. Terms of the facility permit borrowing up to the maximum amount at variable interest rates. Torchmark is subject to certain covenants regarding capitalization and earnings, with which Torchmark was in full compliance at June 30, 1998. At that date, Torchmark had commercial paper outstanding in the amount of $418 million and no borrowings on the line of credit. At December 31, 1997, $139 million in commercial paper was outstanding. During the second quarter of 1998, Torchmark borrowed $377 million on the line of credit to repay its 8 5/8% Sinking Fund Debentures and its 9 5/8% Senior Notes with accrued interest. Proceeds from the W&R transaction were used to pay down $82 million of commercial paper in the first quarter of 1998.

     Capital resources. Torchmark's total debt outstanding was $812 million at June 30, 1998, compared with $911 million at December 31, 1997 and $871 million at June 30, 1997. In March, 1998, Torchmark repaid $20 million principal amount on its 8 5/8% Sinking Fund Debentures due in 2017, of which $8 million was a mandatory redemption and $12 million was an optional repayment under the terms of the agreement. On April 1, 1998, Torchmark called the remaining $160 million principal balance of this debt at the prevailing call price of 103.76, or $166 million. A loss on the redemption of debt was recorded in the second quarter of 1998 in the after-tax amount of $5 million, representing the difference between the total call price and the carrying value of $158 million. Additionally, Torchmark's 9 5/8% Senior Notes, principal amount $200 million, matured on May 1, 1998. As previously mentioned, Torchmark borrowed on its commercial paper facility to repay the Sinking Fund Debentures that were called and to repay its Senior Notes upon maturity with accrued interest, in the combined amount of $377 million.

      Torchmark's shareholders' equity was $2.49 billion at June 30, 1998, compared with $1.93 billion at 1997 year end and $1.71 billion one year ago.
The June 30, 1998 shareholders' equity was increased by the $516 million proceeds from the W&R offering, but was also reduced by the $90 million of minority interests representing the 36% of W&R that Torchmark no longer owns. Book value per share was $17.73 at quarter end, compared with $13.80 at year-end 1997 and $12.36 a year earlier. After adjusting shareholders' equity to remove the effects of interest-rate fluctuations on the security portfolio on an after-tax basis, shareholders' equity was $2.35 billion at June 30, 1998, compared with $1.81 billion at 1997 year end and $1.67 billion a year ago. On a per share basis, book value was $16.77 at the end of June, 1998, compared with $12.90 at year-end 1997 and $12.06 at June 30, 1997. The annualized return on common equity, excluding the effects of securities at market value and realized investment gains and losses, declined to 18.0% for the 1998 period from 20.9%. This decline was a result of the increased equity due to the W&R initial public offering. There have been no share purchases in 1998.

     Debt as a percentage of total capitalization was 24% at June 30, 1998, counting the MIPS as equity and excluding the effects of fluctuations in security values based on changes in interest rates in the financial markets. The debt to capitalization ratio was 31% at year-end 1997 and 32% at June 30, 1997. Interest coverage was 10.4 for the 1998 six months, compared with 7.5 for the prior-year period.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a defendant. As a practical matter, a jury's discretion regarding the amount of a punitive damage award is not limited by any clear, objective criteria under Alabama law. Accordingly, the likelihood or extent of a punitive damage award in any given case is virtually impossible to predict. As of June 30, 1998, Liberty was a party to approximately 187 active lawsuits (including 28 employment related cases and excluding interpleaders and stayed cases), 160 of which were Alabama proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

     It has been previously reported that Liberty was a party to 53 individual cases filed in Chambers County, Alabama involving allegations that an interest-sensitive life insurance policy would be come paid-up or self-sustaining after a specified number of years. Only three of these cases remain pending with all others having been settled and dismissed by the Chambers County Circuit Court.

     It has been previously reported that Torchmark, its subsidiaries United American and Globe and certain individual officers are parties to purported class action litigation filed in April, 1996 in the U.S. District Court for the Northern District of Georgia (Crichlow v. Torchmark Corporation, Case No. 4:96-
                              ---------------------------------
CV-0086-HLM) involving certain hospital and surgical insurance policies issued by Globe and United American. In September, 1997, the U.S. District Court entered an order granting summary judgment against the plaintiffs on certain issues and denying national class certification, although indicating that plaintiffs could move for certification of a state class of Georgia policyholders. In December, 1997, plaintiffs moved for the certification of a state class of Georgia policyholders. That class certification motion has been denied and the portion of the case involving plaintiffs who are Mississippi residents has been transferred to the U.S. District Court for the North District of Mississippi. Discovery is proceeding on the remaining claims for breach of contract and the duty of good faith arising from closure of the block of business and certain post claim matters as well as fraud and conspiracy relating to pricing and delay in implementing rate increases.

     As previously reported, Liberty is a party to two lawsuits alleging that a class of persons were insured under Liberty cancer policies when Liberty knew that such persons were not entitled to retain any benefits under these policies, one of which was filed in 1996 in the Circuit Court of Jefferson County, Alabama (Harris v.
                                                                 ---------
Liberty National Life Insurance Company, Case No. CV-96-01836) and the other in
---------------------------------------
the Circuit Court of St. Clair County, Alabama (Gentry v. Liberty National Life
                                                -------------------------------
Insurance Company, Case No. CV-97-61). The St. Clair County Circuit Court
-----------------
conditionally certified a class in Gentry while the Jefferson County Circuit Court stayed the Harris case pending resolution of the Gentry case and did not certify a class in Harris. Plaintiffs in Harris then filed a petition for a writ of mandamus with the Alabama Supreme Court in Gentry seeking to preserve the class claims in their action in the Jefferson County Circuit Court. On January 30, 1998, the Alabama Supreme Court issued the writ of mandamus to the St. Clair County Circuit Court in the Gentry case. On February 20, 1998, Liberty filed a motion to dismiss the class claims in the Gentry case with the St. Clair County Circuit Court. On August 11, 1998, the St. Clair County Circuit Court dismissed all claims in Gentry. No class certification hearing has been scheduled in Harris.

     On July 9, 1998, a jury in U.S. District Court in the Middle District of Florida recommended an aggregate total verdict amounting to $21.6 million against Liberty in Hipp v. Liberty National Life Insurance Company (Case No. 95-
                   -----------------------------------------------
1332-CIV-T-17A). This case, originally filed in June 1995 in the Circuit Court of Pineallas County, Florida, is a collective action under the Fair Labor Standards Act alleging age discrimination by Liberty in violation of the Age Discrimination in Employment Act and the Florida Civil Rights Act. The plaintiffs, ten present or former district managers of Liberty, sought damages for lost wages, loss of future earnings, lost health benefits, lost retirement benefits and lost raises and expenses. Additionally, the three Florida plaintiffs sought compensatory and punitive damages as allowable under the Florida Civil Rights Act. Verdicts were returned in favor of Liberty regarding the claims of three of the plaintiffs while the remaining seven plaintiffs prevailed on their claims. Of the recommended total verdict, $3.2 million was a front pay advisory verdict, although the judge has discretion over the final amount of the award. $10 million of the recommended total verdict was punitive damages, which may be capped at a lower amount under applicable Florida law.
The presiding  judge has not yet entered a judgment on the jury verdict.
Liberty intends to actively pursue all available post-trial and appellate relief.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     (a)  Annual Meeting of Shareholders held April 23, 1998

     (b)  Directors re-elected to additional three year terms at the Annual
          Meeting:

          Joseph M. Farley, C.B. Hudson and Joseph L. Lanier, Jr.

          Other directors whose terms of office continued after the Annual
          Meeting:

          David L. Boren, Louis T. Hagopian, Harold T. McCormick, George J. Records and R.K. Richey

          Additionally, Mark S. McAndrew was elected by the Board of Directors at their Annual Meeting also on April 23, 1998 to serve for the remainder of the term left vacant by the March 1998 resignation of Keith A. Tucker.


     (c)       Election of Directors:

                                      For                     Withheld
                                      ---                     --------

          Joseph M. Farley         118,429,917                1,160,892
          C.B. Hudson              118,410,696                1,180,113
          Joseph L. Lanier, Jr.    118,040,674                1,550,135


          Approval of 1998 Stock Incentive Plan - A new consolidated stock-based incentive plan providing for the award of options, deferred stock, SARs, restricted stock and elective deferred compensation options to directors, officers, key employees, consultants of the Company and its subsidiaries:

          For                 Against      Abstain  Non-Vote
          ---                 -------      -------  --------

          61,599,690         42,950,793    793,072  14,247,254

          Ratify appointment of KPMG Peat Marwick for 1998:

          For            Against    Abstain
          ---            -------    -------
          119,254,780    82,215     253,814

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits
              (11) Statement re computation of per share earnings
              (27) Financial Data Schedule

          (b) Reports on Form 8-K

                No reports on Form 8-K were filed in the second quarter of 1998

                                   SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        TORCHMARK CORPORATION

Date: August 12,1998                    /s/ Tony G. Brill
                                        -------------------------------
                                        Tony G. Brill, Vice President



Date: August 12, 1998                   /s/ Gary L. Coleman
                                        -------------------------------
                                        Gary L. Coleman, Vice President
                                        And Chief Accounting Officer