Form 10-Q
period 1998-09-30
TORCHMARK CORP
filed 1998-11-13
CIK 320335

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  September 30,1998            Commission File Number 1-8052


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

                                         Yes   X    No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the last practicable date.

      CLASS                                 OUTSTANDING AT OCTOBER 31, 1998
    Common Stock,                                    140,264,983
    $1.00 Par Value

                          Index of Exhibits (Page 28)
                     Total number of pages included are 29.

                             TORCHMARK CORPORATION

                                     INDEX

                                                                        Page
                                                                        ----

Part 1.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheet                               1
                 Consolidated Statement of Operations                     2
                 Consolidated Statement of Comprehensive Income           4
                 Consolidated Statement of Cash Flow                      5
                 Notes to Consolidated Financial Statements               6

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operations         8


Part II. OTHER INFORMATION

         Item 1. Legal Proceedings                                       27
         Item 6. Exhibits and Reports on Form 8-K                        28

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             TORCHMARK CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Amounts in thousands)

                                                              September 30,          December 31,
                                                                  1998                  1997
                                                              -------------          ------------
Assets:
Investments:
  Fixed maturities, available for sale, at fair
    value (amortized cost:  1998 - $5,558,598;
    1997 - $5,628,924)                                         $ 5,859,953            $ 5,841,690
  Equity securities, at fair value
    (cost:  1998 - $2,255; 1997 - $3,284)                            8,332                 12,404
  Mortgage loans, at cost (estimated fair value:
    1998 - $104,321; 1997 - $79,096)                               104,201                 78,974
  Investment real estate, at depreciated cost                      180,722                167,297
  Policy loans                                                     229,206                221,703
  Other long-term investments (at fair value)                       28,818                 64,433
  Short-term investments                                            94,112                 65,510
                                                               -----------            -----------
           Total investments                                     6,505,344              6,452,011

Cash                                                                 2,586                 11,085
Investment in affiliates                                            44,904                102,305
Accrued investment income                                           98,789                100,392
Other receivables                                                  128,230                116,506
Deferred acquisition costs                                       1,447,010              1,371,131
Value of insurance purchased                                       186,109                216,988
Property and equipment                                              37,838                 37,100
Goodwill                                                           417,677                426,732
Discontinued operations - Waddell & Reed                           277,828                397,910
Other assets                                                        19,411                 19,049
Separate account assets                                          2,111,414              1,876,439
                                                               -----------            -----------
           Total assets                                        $11,277,140            $11,127,648
                                                               ===========            ===========

Liabilities and Shareholders' Equity:

Liabilities:

Future policy benefits                                         $ 4,529,181            $ 5,023,763
Unearned and advance premiums                                       86,755                 83,722
Policy claims and other benefits payable                           193,022                228,754
Other policyholders' funds                                          81,342                 82,224
                                                               -----------            -----------
           Total policy liabilities                              4,890,300              5,418,463

Accrued income taxes                                               508,077                416,665
Short-term debt                                                    348,042                347,152
Long-term debt (estimated fair value:
  1998 - $442,845; 1997 - $607,471)                                394,022                564,298
Other liabilities                                                  202,204                378,696
Separate account liabilities                                     2,111,414              1,876,439
                                                               -----------            -----------
           Total liabilities                                     8,454,059              9,001,713

Minority interest in consolidated affiliate                        100,935                      0

Monthly income preferred securities (estimated
  fair value: 1998 - $205,520; 1997 - $210,480)                    193,244                193,199

Shareholders' equity:

Preferred stock                                                          0                      0
Common stock                                                       147,801                143,220
Additional paid-in capital                                         610,193                187,731
Unrealized investment gains, net of tax                            178,634                136,926
Retained earnings                                                1,818,693              1,699,409
Treasury stock, at cost                                           (226,419)              (234,550)
                                                               -----------            -----------
           Total shareholders' equity                            2,528,902              1,932,736
                                                               -----------            -----------
           Total liabilities and shareholders' equity          $11,277,140            $11,127,648
                                                               ===========            ===========

         See accompanying Notes to Consolidated Financial Statements.

                                           TORCHMARK CORPORATION
                                   CONSOLIDATED STATEMENT OF OPERATIONS
                            (Unaudited and in thousands except per share data)

                                                            Three Months Ended         Nine Months Ended
                                                              September 30,              September 30,
                                                          ----------------------    ------------------------
                                                            1998         1997          1998          1997
                                                          ---------    ---------    ----------    ----------
Revenue:
  Life premium                                            $241,212     $229,677     $  718,534    $  680,247
  Health premium                                           188,166      182,995        567,457       555,284
  Other premium                                              8,586        7,555         24,354        20,273
                                                          --------     --------     ----------    ----------
     Total premium                                         437,964      420,227      1,310,345     1,255,804

  Net investment income                                    112,165      108,862        349,846       315,900
  Realized investment gains (losses)                       (39,750)        (390)       (44,777)      (34,169)
  Other income                                                 892          101          1,937           751
                                                          --------     --------     ----------    ----------
     Total revenue                                         511,271      528,800      1,617,351     1,538,286

Benefits and expenses:
  Life policyholder benefits                               156,503      148,820        470,119       443,475
  Health policyholder benefits                             119,753      117,173        360,114       348,003
  Other policyholder benefits                                8,961       13,318         33,834        40,711
                                                          --------     --------     ----------    ----------
     Total policyholder benefits                           285,217      279,311        864,067       832,189

  Amortization of deferred acquisition costs                57,248       56,736        172,337       168,387
  Commissions and premium taxes                             36,439       34,331        107,904       104,840
  Other operating expense                                   29,314       27,467         89,488        87,412
  Amortization of goodwill                                   3,018        3,019          9,055         9,055
  Interest expense                                          12,981       17,385         45,791        53,544
                                                          --------     --------     ----------    ----------
     Total benefits and expenses                           424,217      418,249      1,288,642     1,255,427

Income before income taxes, equity in earnings
   of unconsolidated affiliates, discontinued
   operations, and extraordinary item                       87,054      110,551        328,709       282,859

Income taxes                                               (27,532)     (38,865)      (117,238)      (99,850)
Equity in earnings of Vesta                                 (3,875)       4,496            383        12,180
Adjustment to carrying value of Vesta                            0            0        (20,234)            0
Monthly income preferred securities dividend                (2,494)      (2,489)        (7,433)       (7,352)
                                                          --------     --------     ----------    ----------
     Net income from continuing operations, before
         extraordinary item                                 53,153       73,693        184,187       187,837

Discontinued operations of Waddell & Reed:
  Income from operations (less applicable income tax of
    $13,356, $12,193, $38,902, and $36,087, respectively;
    and net of minority interest of $8,043, $0, $18,612,
    and $0, respectively)                                   13,924       19,281         43,912        57,055
  Loss on disposal (including income tax of $48,391)       (52,531)           0        (52,531)            0
                                                          --------     --------     ----------     ---------
    Net income before extraordinary items                   14,546       92,974        175,568       244,892

Loss on redemption of debt, net of income tax
   benefit of $2,672                                             0            0         (4,962)            0
                                                          --------     --------     ----------     ---------
    Net Income                                            $ 14,546     $ 92,974     $  170,606    $  244,892
                                                          ========     ========     ==========    ==========

                       (Continued)

                                           TORCHMARK CORPORATION
                                   CONSOLIDATED STATEMENT OF OPERATIONS
                            (Unaudited and in thousands except per share data)
                                                (Continued)

                                                          Three Months Ended    Nine Months Ended
                                                             September 30,         September 30,
                                                          ------------------    -----------------
                                                            1998       1997      1998       1997
                                                          -------     ------    ------     ------
Basic earnings per share:
Income from continuing operations                          $ 0.38     $0.53      $ 1.31     $1.35
Discontinued operations of Waddell & Reed:
  Income from operations                                     0.10      0.14        0.31      0.41
  Loss on disposal                                          (0.38)     0.00       (0.37)     0.00
                                                           ------     -----      ------     -----
Net income before extraordinary item                         0.10      0.67        1.25      1.76
Loss on redemption of debt                                   0.00      0.00       (0.03)     0.00
                                                           ------     -----      ------     -----
Net income                                                 $ 0.10     $0.67      $ 1.22     $1.76
                                                           ======     =====      ======     =====

Diluted earnings per share:
Net income from continuing operations                      $ 0.38     $0.52      $ 1.30     $1.33
Discontinued operations of Waddell & Reed:
  Income from operations                                     0.10      0.14        0.31      0.40
  Loss on disposal                                          (0.38)     0.00       (0.37)     0.00
                                                           ------     -----      ------     -----
Net income before extraordinary item                         0.10      0.66        1.24      1.73
Loss on redemption of debt                                   0.00      0.00       (0.04)     0.00
                                                           ------     -----      ------     -----
Net income                                                 $ 0.10     $0.66      $ 1.20     $1.73
                                                           ======     =====      ======     =====

          See accompanying Notes to Consolidated Financial Statements

                             TORCHMARK CORPORATION
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                         (Unaudited and in thousands)

                                                                   Three Months Ended        Nine Months Ended
                                                                       September 30,           September 30,
                                                                  ---------------------     --------------------
                                                                    1998         1997         1998        1997
                                                                  --------    ---------     --------    --------
Net income                                                        $ 14,546    $ 92,974      $170,606    $244,892

Other comprehensive income:
  Unrealized gains (losses) on securities:
     Unrealized holding gains arising during period                 81,759      94,412       114,714      75,691
     Less: reclassification adjustment for (gains) losses
               on securities included in net income                 (1,460)     (3,515)         (553)     23,392
     Less: reclassification adjustment for amortization of
               discount and premium                                   (573)     (1,571)       (2,507)     (1,931)
     Less: foreign exchange adjustment on securities
               marked to market                                        692         246         1,595         600
     Less: unrealized gains of Family Service at date of sale            0           0       (28,315)          0
                                                                  --------    ---------     --------    --------
          Unrealized gains (losses) on securities                   80,418      89,572        84,934      97,752

  Unrealized gains (losses) on other investments                    (1,103)      (2830)      (10,435)      6,527
  Unrealized gains (losses) on deferred acquisition costs           (6,569)     (8,704)       (8,210)     (9,649)
  Foreign exchange translation adjustments                          (1,167)        (37)       (2,027)       (538)
                                                                  --------    ---------     --------    --------
         Other comprehensive income, before tax                     71,579      83,661        64,262      94,092

  Income tax effect                                                (25,126)    (29,703)      (22,554)    (33,428)
                                                                  --------    ---------     --------    --------
Other comprehensive income                                          46,453      53,958        41,708      60,664
                                                                  --------    ---------     --------    --------
Comprehensive income                                              $ 60,999    $146,932      $212,314    $305,556
                                                                  ========    =========     ========    ========

         See accompanying Notes to Consolidated Financial Statements.

                        TORCHMARK CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOW
                       (Amounts in thousands)

                                                                                Nine Months Ended
                                                                                   September 30
                                                                           ----------------------------
                                                                               1998            1997
                                                                           -----------      -----------
Cash provided from operations                                              $   279,085      $   343,144

Cash provided from (used for) investment activities:
  Investments sold or matured:
    Fixed maturities available for sale - sold                                 509,138          689,602
    Fixed maturities available for sale - matured, called, and repaid          361,977          329,254
    Other long-term investments                                                 56,049           67,741
                                                                           -----------      -----------
      Total investments sold or matured                                        927,164        1,086,597

  Investments acquired:
    Fixed maturities                                                        (1,541,007)      (1,275,542)
    Other long-term investments                                                (72,847)         (69,155)
                                                                           -----------      -----------
      Total investments acquired                                            (1,613,854)      (1,344,697)

  Net decrease (increase) in short-term investments                            (37,434)         (65,456)
  Payments related to sale of discontinued energy operations                         0          (15,021)
  Dividends from Waddell & Reed                                                 11,210           52,977
  Dividends to Waddell & Reed                                                        0          (26,000)
  Repayment of note to Waddell & Reed                                           (1,390)               0
  Money borrowed from Waddell & Reed                                                 0           40,820
  Money loaned to affiliates                                                         0             (790)
  Disposition of properties                                                      1,129              579
  Additions to properties                                                       (3,892)          (4,563)
                                                                           -----------      -----------
Cash used for investment activities                                           (717,067)        (275,554)


Cash provided from (used for) financing activities:
  Issuance of common stock                                                       3,564           88,517
  Proceeds from Waddell & Reed public offering                                 516,014                0
  IPO proceeds retained by Waddell & Reed                                      (35,251)               0
  Proceeds from sale of Family Service                                         140,388                0
  Additions to debt                                                            209,079           38,696
  Repayments of debt                                                          (380,291)         (20,132)
  Acquisition of treasury stock                                                      0         (178,618)
  Cash dividends paid to shareholders                                          (63,744)         (60,048)
  Net receipts from deposit product operations                                  39,724           63,915
                                                                           -----------      -----------
Cash used for financing activities                                             429,483          (67,670)

Net increase (decrease) in cash                                                 (8,499)             (80)
Cash at beginning of year                                                       11,085            2,516
                                                                           -----------      -----------
Cash at end of period                                                      $     2,586      $     2,436
                                                                           ===========      ===========

    See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note A - Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at September 30, 1998, and the consolidated results of operations for the periods ended September 30, 1998 and 1997.


Note B - Spin-Off of Subsidiary


     Waddell & Reed, Torchmark's asset management subsidiary, completed an initial public offering in March, 1998 of approximately 24 million shares of its common stock. The offering represented approximately 36% of Waddell & Reed's shares. On November 6, 1998, Torchmark distributed its remaining 64% investment in Waddell & Reed through a tax-free spin-off to Torchmark shareholders, whereby each shareholder of record on October 23, 1998 received a total of .3018 Waddell & Reed shares per Torchmark share. After the spin-off, Torchmark retained no further ownership interest in Waddell & Reed.

     Torchmark has accounted for the spin-off of Waddell & Reed as a disposal of a segment. Accordingly, Torchmark's financial statements for 1998 and all prior periods have been modified to present the net assets and operating results of Waddell & Reed as discontinued operations of the disposed segment.
Additionally, as a part of the transaction, Torchmark incurred $53 million in expense related to the spin-off which is also included in discontinued operations. The majority of the expense was $50 million of corporate Federal income tax resulting from the distribution of a portion of the policyholder surplus account of a Torchmark life subsidiary. The distribution of the Waddell & Reed shares resulted in a reduction in Torchmark's shareholders' equity in the approximate amount of $177 million, consisting of the equity of Waddell & Reed net of the minority interest.


Note C - Investment in Vesta Insurance Group

     On November 6, 1998, Torchmark entered into an agreement to sell approximately 1.8 million shares of Vesta common stock to an unaffiliated insurance carrier (acquirer) at a price of $7.42 per Vesta share. The transaction is subject to regulatory approval. Torchmark currently owns 5.13 million shares of Vesta, representing approximately 27.8% of Vesta's outstanding shares. The transaction will reduce Torchmark's ownership in Vesta to approximately 12% after giving effect to other Vesta equity transactions involving the acquirer. In addition, Torchmark will vacate the two Vesta board seats it now occupies. Torchmark presently plans to sell its remaining shares in the future.

     In view of the terms of the agreement, Torchmark has determined that the estimated fair value of its holding in Vesta shares is substantially less than Torchmark's carrying value for those shares. As a result, Torchmark has adjusted the value of its investment in Vesta common stock to estimated net realizable value, effective September 30, 1998. The adjustment produces an after-tax nonoperating realized loss of $24.0 million ($0.17 per Torchmark diluted share). The adjustment reduces the carrying value of Torchmark's holdings in Vesta to $7.42 per Vesta share for the 1.8 million shares to be
sold, and to $9.50 per Vesta share for the remaining 3.3 million shares.   The
$9.50 amount used to determine the estimated net realizable value for the remaining shares was the closing market value of Vesta stock on the New York Stock Exchange on November 6, 1998. After the adjustment to estimated net realizable value, Torchmark's book value of Vesta was $45 million at September 30, 1998.

     Torchmark previously accounted for its investment in Vesta on the equity method. Because of the agreement to sell the Vesta shares, the resulting writedown, and the vacating of the board seats, Torchmark will discontinue equity-method accounting. It will account for Vesta on the cost method in future periods, adjusting its book value to market value each period and recording only dividend income.

     In June, 1998, Vesta announced that (a) an investigation of accounting irregularities that occurred during the fourth quarter of 1997 and the first quarter of 1998 would result in an aggregate $14 million net after-tax reduction in previously reported net income, and, in addition, that (b) it would restate its historical financial statements for the period of 1993 through the first quarter of 1998, reflecting reductions in reported net after-tax earnings of $49 million for the period of 1993 through 1997 and $10 million for the first quarter of 1998. To reflect its pro rata share of Vesta's cumulative reported financial corrections, Torchmark recorded a pre-tax charge of $20 million ($13 million after tax) or $.09 per diluted share in the second quarter of 1998. Additionally, Vesta is now subject to numerous class action lawsuits in state and federal courts filed subsequent to such announcements.

     Torchmark had recorded its equity in Vesta's earnings in the quarter that Vesta reported those earnings. In the third quarter of 1998, Vesta reported its second quarter 1998 earnings and Torchmark recorded its equity in those earnings as a loss of $3.9 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                               OPERATING RESULTS



     Cautionary statements. Torchmark cautions readers regarding certain forward-looking statements contained in the following discussion and elsewhere in this document, and in any other statements made by, or on behalf of Torchmark whether or not in future filings with the Securities and Exchange Commission. Any statement that is not a historical fact, or that might otherwise be considered an opinion or projection concerning Torchmark or its business, whether express or implied, is meant as and should be considered a forward-looking statement. Such statements represent management's opinions concerning future operations, strategies, financial results or other developments.

     Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond Torchmark's control. If these estimates or assumptions prove to be incorrect, the actual results of Torchmark may differ materially from the forward-looking statements made on the basis of such estimates or assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, which may be national in scope, related to the insurance industry generally, or applicable to Torchmark specifically. Such events or developments could include, but are not necessarily limited to:

1) Deteriorating general economic conditions leading to increased lapses and/or decreased sales of Torchmark's policies;

2) Changes in governmental regulations (particularly those impacting taxes and mandates for health insurance products);

3) Financial markets trends that adversely affect sales of Torchmark's market-sensitive products;

4) Interest rate changes that adversely affect product sales and/or investment portfolio yield;

5)     Increased pricing competition;

6)     Adverse regulatory developments;

7)     Adverse litigation results;

8)     Adverse Year 2000 compliance results; and

9) Developments involving Vesta Insurance Group, Inc., described more fully elsewhere in this document under the caption "Transactions involving Vesta Insurance Group" on page 21 of this report.

     Divestiture of Waddell & Reed.   Waddell & Reed,  Torchmark's asset
management subsidiary, completed an initial public offering in March, 1998 of approximately 24 million shares of its common stock. The offering represented approximately 36% of Waddell & Reed's shares. On November 6, 1998, Torchmark distributed its remaining 64% investment in Waddell & Reed through a tax-free spin-off to Torchmark shareholders, whereby each shareholder of record on October 23, 1998 received a total of .3018 Waddell & Reed shares per Torchmark share. After the spin-off, Torchmark retained no further ownership interest in Waddell & Reed.


     Torchmark has accounted for the spin-off of Waddell & Reed as a disposal of a segment. Accordingly, Torchmark's financial statements for 1998 and all prior periods have been modified to present the net assets and operating results of Waddell & Reed as discontinued operations of the disposed segment.
Additionally, as a part of the transaction, Torchmark incurred $53 million in expense related to the spin-off which is also included in discontinued operations. The majority of the expense was $50 million of corporate Federal income tax resulting from the distribution of a portion of the policyholder surplus account of a Torchmark life subsidiary. The distribution of the Waddell & Reed shares resulted in a reduction in Torchmark's shareholders' equity in the approximate amount of $177 million, consisting of the equity of Waddell & Reed net of the minority interest.

     Torchmark's share of Waddell & Reed's earnings for the first nine months of 1998 was $44 million after reduction for the minority interest. This compares with $57 million during the first nine months of 1997 when Torchmark owned 100% of Waddell & Reed for the entire period.

     Operating Results. The following table presents earnings and earnings per share data for Torchmark.

                        Earnings and Earnings Per Share
           (Dollar amounts in thousands, except for per share data)

                                                       For the nine months ended
                                                            September 30,
                                                ------------------------------------                 %
                                                    1998                    1997                   Change
                                                ------------            ------------            ------------
Net operating income from continuing
   insurance operations:
            Amount                                 $239,904                $210,176                    14.1
            Per Share:
                        Basic                          1.71                    1.51                    13.2
                        Diluted                        1.69                    1.49                    13.4

Net operating income - all operations:
            Amount                                  283,816                 267,231                     6.2
            Per Share:
                        Basic                          2.02                    1.92                     5.2
                        Diluted                        2.00                    1.89                     5.8

Net income from continuing operations:
            Amount                                  184,187                 187,837                    (1.9)
            Per Share:
                        Basic                          1.31                    1.35                    (3.0)
                        Diluted                        1.30                    1.33                    (2.3)

Net income:
            Amount                                  170,606                 244,892                   (30.3)
            Per Share:
                        Basic                          1.22                    1.76                   (30.7)
                        Diluted                        1.20                    1.73                   (30.6)


     Torchmark's operating results have been divided into two components. The first component is Torchmark's continuing insurance operations which includes the operations of its insurance subsidiaries and corporate activities. The operations of this insurance group will constitute Torchmark's total operations after the spin-off. The other component is its discontinued asset management activities conducted by Waddell & Reed.

     While Torchmark reports net income in accordance with accounting rules, it also computes "net operating income." Net operating income is the measure of income Torchmark's management focuses on to evaluate the performance of the operations of the company. It excludes unusual and nonrecurring income or loss items which distort operating trends. For the nine month periods ended

September 30, 1998 and 1997, the following items were excluded from net income in order to compute net operating income:


1) Realized investment gains and losses and the related adjustment to deferred acquisition costs, net of tax;

2) Torchmark's pro rata share of Vesta Insurance Group's (Vesta's) adjustment to its equity as a result of the accounting irregularities and earnings restatement reported by Vesta in the second quarter of 1998, amounting to $13 million after tax;

3)     The nonrecurring expenses of the spin-off of $53 million after tax; and

4) The nonrecurring loss from the redemption by Torchmark of its debt in the second quarter of 1998, in the amount of $5 million net of tax.

     Realized investment losses, net of tax, were $43 million in the 1998 nine months and $22 million in the year earlier period. The 1998 loss includes a $23 million after-tax loss from the sale of Family Service Life Insurance Company completed in the second quarter and a $24 million after-tax loss on the writedown of Vesta in the third quarter. Losses in 1997 were primarily a result of intentional sales of fixed-maturity investments at a loss to offset current and prior year taxable gains.

     Also in accordance with accounting rules, Torchmark reports earnings per share data as basic and diluted. Basic earnings per share are based on average shares outstanding during the period. Diluted earnings per share assume the exercise of Torchmark employee stock options and their impact on shares outstanding. Diluted earnings per share differ from basic earnings per share in that they are influenced by changes in the market price of Torchmark stock and the number of options as well as the number of shares outstanding.

     Operating revenues, or revenues excluding realized investment gains and losses, rose 6% to $1.67 billion in the first nine months of 1998. Total premium increased 4% to $1.31 billion and net investment income rose 12% to $353 million in the 1998 period. Torchmark's operating expense increased 2% to $89 million in 1998, but as a percentage of operating revenues it declined from 5.6% in 1997 to 5.4% in 1998.

                              INSURANCE OPERATIONS


     The following table is a summary of Torchmark's insurance operations. Net underwriting income is premium income less net policy obligations, commissions, acquisition expenses, and insurance administrative expenses. Excess investment income is tax equivalent net investment income reduced by the interest credited to net policy liabilities, less the financing cost of Torchmark's debt and Monthly Income Preferred Securities (MIPS).

                   Summary of Insurance Net Operating Income
                         (Dollar amounts in thousands)

                                                            Nine months
                                                         Ended September 30,                            Increase
                                                    -------------------------------            -------------------------
                                                        1998               1997                   Amount           %
                                                    ------------       ------------            ------------    ---------
Insurance underwriting income before
    other income and administrative
    expense:
       Life                                           $ 189,803          $ 183,066                $  6,737         4
       Health                                           104,691            106,874                  (2,183)       (2)
       Annuity                                           16,909             14,153                   2,756        19
                                                    ------------       ------------            ------------
                   Total                                311,403            304,093                   7,310         2

Other income                                              3,581              2,396                   1,185        49
Insurance administrative expense                        (78,145)           (77,252)                   (893)        1
                                                    ------------       ------------            ------------

Net underwriting income                                 236,839            229,237                   7,602         3
Excess investment income                                152,259            103,461                  48,798        47
Corporate expense and other                             (26,664)           (14,600)                (12,064)       83
Income taxes                                           (122,530)          (107,922)                (14,608)       14
                                                    ------------       ------------            ------------

Insurance net operating income                        $ 239,904          $ 210,176                $ 29,728        14


     Life insurance. Torchmark's life insurance premium income rose 6% to $719 million in the first nine months of 1998, from $680 million in the same nine-month period last year. The following table presents Torchmark's life insurance premium and policy charges by distribution method.

                                Life Insurance
                        Premium by Distribution Method
                         (Dollar amounts in thousands)

                                                            Nine months ended September 30,
                                                --------------------------------------------------------
                                                          1998                             1997                Increase
                                                ----------------------------    ------------------------  -------------------
                                                                   % of                           % of
                                                  Amount           Total           Amount        Total      Amount        %
                                                -----------    -------------    ------------   ---------  -----------    ----
Liberty National Exclusive Agency               $ 211,501           29           $ 210,933         31      $   568         0
United American Independent Agency                 27,841            4              27,436          4          405         1
United American Exclusive Agency                   14,112            2              13,699          2          413         3
Direct Response                                   165,591           23             145,716         21       19,875        14
American Income Exclusive Agency                  152,476           21             141,877         21       10,599         7
Military Independent Agency                        67,980            9              58,612          9        9,368        16
United Investors Exclusive Agency                  60,820            9              58,330          9        2,490         4
Other                                              18,213            3              23,643          3       (5,430)      (23)
                                                -----------      -------        ------------    ------    ------------
Total Premium                                   $ 718,534          100           $ 680,246        100      $38,288         6

     Annualized life premium in force was $1.05 billion at September 30, 1998, growing 5% over $995 million in force a year earlier. Life insurance sales, in terms of annualized premium issued, were $183 million in the 1998 nine-month period, increasing 6% over 1997 same-period sales of $173 million. The following table presents Torchmark's life insurance sales and in force data by distribution method.

                                Life Insurance
                    Annualized  Premium Sales and In Force
                         (Dollar amounts in thousands)

                                                  Sales                                              In Force
                              -----------------------------------------------    -----------------------------------------------
                                    Nine months
                                Ended September 30,           Increase                At September 30,            Increase
                             ------------------------   ---------------------    ------------------------    ------------------
                                 1998        1997         Amount       %             1998        1997          Amount       %
                             ------------ -----------   -----------  -----       -----------  -----------    -----------  -----
Liberty Exclusive Agency      $  33,052   $  31,869     $   1,183      4          $ 297,718   $ 298,064      $    (346)      0
UA Independent Agency             6,669      12,033        (5,364)   (45)            40,947      42,354         (1,407)     (3)
UA Exclusive Agency               4,088       5,362        (1,274)   (24)            21,487      21,174            313       1
Direct Response                  70,384      58,812        11,572     20            254,759     226,387         28,372      13
American Income Agency           41,546      41,732          (186)     0            214,312     200,455         13,857       7
Military Agency                  12,898      11,828         1,070      9             96,087      83,113         12,974      16
UI Exclusive Agency              10,929       7,635         3,294     43             96,212      87,936          8,276       9
Other Distribution                3,243       3,630          (387)   (11)            26,843      35,272         (8,429)    (24)
                             ------------ -----------   -----------           --------------- -----------   ------------
      Total Life              $ 182,809   $ 172,901     $   9,908      6        $ 1,048,365   $ 994,755      $  53,610       5

     Torchmark's Direct Response operation is conducted through direct mail, co-op mailings, television and consumer magazine advertising, and direct mail solicitations endorsed by groups, unions and associations. In the 1998 nine months, this distribution method generated $70 million in annualized premium issued, compared with $59 million in the same period of 1997, an increase of 20%. Direct Response annualized premium in force rose 13% over the prior year to $255 million at September 30, 1998, and premium income grew 14% to $166 million in the 1998 period. The $20 million growth in Direct Response premium income was Torchmark's largest premium income gain in terms of dollar amount. In addition to sales and premium growth, the Direct Response operation provides support to other Torchmark marketing agencies by providing sales leads.

     Torchmark's Military Agency produced the greatest percentage increase in premium income at 16% to $68 million. It also recorded a 9% increase in annualized premium issued of $12.9 million during the 1998 period. This agency consists of former military officers who sell exclusively to military officers and their families.



     The Liberty National Exclusive Agency distribution system represented the largest component of life premium at 29% or $212 million in the 1998 nine-month period. Life insurance sales for this agency grew 4% to $33 million of annualized premium issued in the 1998 period.

     The American Income Agency produced sales of $42 million in annualized life premium in the current period. Premium income increased 7% to $152 million. This distribution system focuses on members of labor unions, credit unions, and other associations.

     The United Investors Exclusive Agency had the largest percentage increase in sales for Torchmark life insurance operations at 43%. Annualized premium issued rose to $11 million. Annualized life premium in force gained 9% to $96 million. These products are marketed through the Waddell & Reed sales force.

     Sales of life insurance by the United American Independent and Exclusive Agencies declined 38% in the 1998 nine months on a combined basis. The decline in sales was attributable to Torchmark's emphasis in health insurance sales over life insurance sales in these agencies and to improvements in the Medicare Supplement market.


                                Life Insurance
                              Summary of Results
                         (Dollar amounts in thousands)

                                                  Nine months ended September 30,
                                       ----------------------------------------------------
                                                  1998                        1997                   Increase
                                       -------------------------    -----------------------     -----------------
                                                          % to                        % to
                                          Amount          Total         Amount        Total      Amount      %
                                       ------------      -------     -----------     ------     --------   -----
Premium and policy charges              $   718,534        100       $   680,246      100       $ 8,288       6
Net policy obligations                      300,765         42           278,429       41        22,336       8
Commissions and
   acquisition expense                      227,966         32           218,751       32         9,215       4
                                       ------------                  -----------                -------
Insurance underwriting income before
   other income and administrative
   expenses                             $   189,803         26       $   183,066       27       $ 6,737       4


     Life insurance underwriting income before administrative expenses was $190 million in the first nine months of 1998, growing 4% over the same period in 1997. As a percentage of premium, underwriting income declined from 27% in 1997 to 26% in 1998. There was a slight increase in mortality in 1998, as indicated by the increase in benefit ratios, which occurred in both the Liberty National and Direct Response areas. Fluctuations in mortality are expected in the life insurance business and are not indicative of a trend.

     Health insurance. Health insurance premium income was up 2% from $555 million in the first nine months of 1997 to $567 million in the same period of 1998. The table below is an analysis of Torchmark's health premium by distribution method.

                               Health Insurance
                        Premium by Distribution Method
                         (Dollar amounts in thousands)

                                                  Nine months ended September 30,
                                        -------------------------------------------------
                                                1998                       1997                       Increase
                                        ---------------------     -----------------------       ---------------------
                                                       % to                        % to
                                          Amount       Total         Amount       Total             Amount        %
                                        -----------   -------     -----------    --------        ------------   -----
Liberty National Exclusive Agency        $ 101,237       18        $  93,848         17            $  7,389        8
United American Independent Agency         314,246       55          323,528         58              (9,282)      (3)
United American Exclusive Agency           110,315       20           98,642         18              11,673       12
Direct Response                              6,521        1            4,729          1               1,792       38
American Income Exclusive Agency            35,138        6           34,537          6                 601        2
                                        -----------    ------     -----------     ------          -----------
Total Premium                            $ 567,457      100       $ 555,284        100            $ 12,173         2


   The table below is a presentation of health insurance sales and in force data.

            Health Insurance Annualized Premium Sales and In Force
                         (Dollar amounts in thousands)

                                                          Sales                                    In Force
                              --------------------------------------------------   --------------------------------------------
                                     Nine months
                                  Ended September 30,              Increase              At September 30,           Increase
                              ---------------------------   --------------------   --------------------------  ------------------
                                  1998           1997          Amount        %        1998           1997         Amount       %
                              ------------   ------------   ------------   -----   ------------   -----------  -------------  ---
Liberty Exclusive Agency       $   8,561      $   9,028      $    (467)     (5)     $ 146,552      $ 130,835     $  15,717     12
UA  Independent Agency            35,663         30,985          4,678      15        426,969        436,124        (9,155)    (2)
UA Exclusive Agency               44,251         29,040         15,211      52        163,705        139,926        23,779     17
Direct Response                    3,309          2,478            831      34          9,277          6,971         2,306     33
American Income Agency             7,152          7,633           (481)     (6)        44,379         43,478           901      2
                              -----------    -----------    ------------           -----------    -----------   -----------
Total Premium                  $  98,936      $  79,164      $  19,772      25      $ 790,882      $ 757,334     $  33,548      4


     Annualized health insurance premium in force grew 4% to $791 million at September 30, 1998. Cancer annualized premium in force rose 13% to $147 million, primarily as a result of premium rate increases at Liberty National. Medicare Supplement annualized premium in force grew 4% to $544 million at September 30, 1998 and represented 69% of health premium in force on that date.


     Sales of health insurance, as measured by annualized premium issued, grew $20 million or 25% to $99 million in the 1998 period. Medicare Supplement sales rose 48% in the 1998 period to $71 million. Growth in Medicare Supplement sales, which increased $23 million, accounted for the total increase in health sales. Torchmark's Medicare Supplement products are sold by its United American Independent and Exclusive Agencies. Both of these agencies have experienced growth in agency size over the prior year. An additional factor in the increased Medicare Supplement sales was the support obtained from Torchmark's Direct Response operation in providing these agencies with leads. Cancer sales, produced primarily by the Liberty National Agency, were $8 million in the 1998 nine months, unchanged from the prior period. Other health product sales declined 11% to $20 million.


     The following table presents underwriting margin data for health insurance.

                               Health Insurance
                              Summary of Results
                         (Dollar amounts in thousands)

                                                   Nine months ended September 30,
                                       ------------------------------------------------------
                                                    1998                          1997                  Increase
                                       ----------------------------      --------------------    --------------------
                                                             % of                      % of
                                            Amount          Total         Amount       Total       Amount        %
                                         -----------       -------     ----------     -------    ---------     ------
Premium                                    $ 567,457         100        $ 555,284        100      $ 12,173       2
Net policy obligations                       344,752          61          331,046         60        13,706       4
Commissons and
   acquisition expense                       118,014          21          117,364         21           650       1
                                         -----------                  -----------               ----------
Insurance underwriting income before
   other income and administrative
   expenses                              $   104,691          18        $ 106,874         19      $ (2,183)     (2)

   Underwriting margins for health insurance, or underwriting income as a percentage of premium, declined from 19% in the first nine months of 1997 to 18% in the same period of 1998 as a result of a 1% increase in policy obligation
ratios.   Health policy obligations rose 4% while premium rose 2%. Cancer benefit increases have contributed to the increase in net policy obligations. Premium rate increases are being sought to offset these cost increases.
Requests for additional increases in future periods are possible to address the decline in margins. In Torchmark's Medicare Supplement business, underwriting income as a percentage of premium is restrained by Federally mandated loss ratios and market competition. Both cancer and Medicare Supplement products are profitable to Torchmark, and Torchmark continues to promote new sales for both products.

     Annuities. The following table presents collection and balance information about Torchmark's annuities.

                                   Annuities
                       Collections and Deposit Balances
                         (Dollar amounts in thousands)

                              Collections                                        Deposit Balances
                -------------------------------------------      --------------------------------------------------------
                       Nine Months
                   Ended September 30,         Increase                At September 30,                   Increase
                ------------------------  -----------------      -----------------------------    -----------------------
                   1998          1997        Amount      %           1998             1997            Amount         %
                ----------   -----------  -----------   ---      -------------    ------------    --------------    ---
Fixed            $ 50,696      $ 70,535     $(19,839)   (28)       $  640,343      $1,005,628       $ (365,285)     (36)
Variable          204,472       172,992       31,480     18         2,044,492       1,776,853          267,639       15
                ----------   -----------  -----------            -------------    ------------     -------------
  Total          $255,168      $243,527     $ 11,641      5        $2,684,835      $2,782,481         $(97,646)      (4)

     Annuities are sold on both a fixed and a variable basis.   Fixed annuity
collections were $51 million in the first nine months of 1998,  compared with
$71  million collected in the prior period, a decline of  28%.   Collections of
variable annuities were $204 million in the 1998 period, rising 18% from variable collections of $173 million in 1997. Fixed annuities on deposit with Torchmark declined 36% to $640 million. The decline was caused by the sale of Family Service, which had a block of fixed annuities in the amount of $396 million at April 30, 1998. Excluding Family Service, the fixed annuity balance would have increased 5%. The variable annuity balance on deposit rose 15% during the past twelve months. Strength in financial markets in the first half of 1998 was a major factor in the growth during that period. The variable annuity balance declined slightly in the third quarter of 1998 as markets became more volatile. The variable annuity deposit balance was $2.0 billion at September 30, 1998, $2.1 billion at June 30, 1998, and $1.8 billion a year ago.

     The following table presents underwriting margin data for Torchmark's annuities.

                                   Annuities
                              Summary of Results
                         (Dollar amounts in thousands)

                                            Nine months
                                        Ended September 30,     Increase
                                       --------------------   -------------
                                          1998      1997      Amount    %
                                       --------------------   -------------
Policy charges                         $  24,354  $  20,273   $ 4,081   20
Net policy obligations                    (7,453)    (8,544)    1,091  (13)
Commissions and
   acquisition expense                    14,898     14,664       234    2
                                       --------------------   -------------
Insurance underwriting income before
   other income and administrative
   expenses                             $ 16,909  $  14,153   $ 2,756   19


     Policy charges for annuities for the 1998 nine months were $24 million, compared with $20 million for the 1997 period, an increase of 20%. Policy charges are assessed against the annuity account balance periodically for
insurance risk, sales, administration, and cash surrender.   The increase in
policy charges resulted primarily from the growth in variable annuities over the prior-year period. Annuity underwriting income improved 19% from $14 million in the 1997 period to $17 million in 1998, consistent with the growth in policy charges.

     Investment. The following table summarizes Torchmark's insurance companies' investment income and excess investment income.

                                                Insurance Operations
                                              Excess Investment Income
                                               (Dollars in thousands)

                                                           Nine months
                                                       Ended September 30,                   Increase
                                                      -----------------------            -------------------
                                                      1998               1997             Amount         %
                                                      ----               ----             ------       -----
Net investment income                               $349,846          $315,900            $33,946        11
Tax equivalency adjustment                             8,371             7,220              1,151        16
                                                    ---------         --------            -------
Tax equivalent investment income                     358,217           323,120             35,097        11

Required interest on net insurance
  policy liabilities                                (148,732)        (156,675)             7,943        (5)
Financing costs                                      (57,226)         (64,854)             7,628       (12)
                                                    ---------        ---------           -------
Excess investment income                            $152,259          $101,591           $50,668         50



     On a tax equivalent basis, net investment income from insurance operations was $358 million during the first nine months of 1998, an increase of 11% over $323 million during the same 1997 period. The 1998 amount includes $7 million in the first quarter on internal financing with Waddell & Reed related to the March, 1998 initial public offering.

     The increase in investment income resulted from the increase in mean invested assets over the prior period. Mean invested assets at amortized cost increased 9% to $6.6 billion during the 1998 nine months from $6.0 billion a year earlier. The increase in mean invested assets was primarily caused by the proceeds received from the Waddell & Reed initial public offering and was also impacted by the accumulation of life reserves and reinvestment of cash flow.

     Excess investment income is tax-equivalent net investment income reduced by interest credited to net insurance policy liabilities, less financing costs. Excess investment income for the nine months ended September 30, 1998 was $152 million, compared with $102 million for the prior nine months. This 50% increase was caused by four factors:

     1) The Waddell & Reed transaction, in which $481 million in additional funds were available, allowing Torchmark to invest $399 million in new investments at an average yield of 6.92% and pay down $82 million in short-term debt;

2) The refinancing of long-term debt with short-term debt, saving an average of 350 basis points in financing costs; and

3)     The inclusion of $7 million interest on internal financing with Waddell &
       Reed.



       Measured by U.S. Treasury yields, rates continued to fall throughout the first nine months of 1998, but uncertainties in financial markets caused spread widening, a reduced new issue calendar, and extreme volatility in bond prices, especially in emerging market debt. In this environment, 1998 fixed-maturity acquisitions excluding Family Service totalled $1.46 billion and were made at an average yield of 7.12% and an average maturity of 20.4 years. This compares with fixed maturity acquisitions during the comparable 1997 period of $1.27 billion at an average yield of 7.29% and an average maturity of 10.7 years.

       With new fixed income investments being made at yields below the average year-end 1997 portfolio yield of 7.49%, the portfolio yield for the nine months ending September, 1998 was 7.41%. At quarter end, the portfolio had an average life of 8.4 years and an effective duration of 5.5 years, compared with an average life of 8.0 years and a duration of 5.1 years at year-end 1997. Torchmark's investments continue to emphasize investment-quality fixed-maturity obligations, with only 11% of acquisitions and 6% of holdings below investment grade.


     With the decline in interest rates, the unrealized gain in the fixed-maturity portfolio increased from $213 million at 1997 year end to $301 million at the end of September, 1998. This increase occurred in spite of the elimination of $24 million in unrealized gains by virtue of the Family Service sale. Other comprehensive income resulting from security value fluctuations on a pretax basis was income in 1998 of $115 million, compared with a loss of $76 million in 1997.




                  TRANSACTIONS INVOLVING VESTA INSURANCE GROUP



     On November 6, 1998, Torchmark entered into an agreement to sell approximately 1.8 million shares of Vesta common stock to an unaffiliated insurance carrier (acquirer) at a price of $7.42 per Vesta share. The transaction is subject to regulatory approval. Torchmark currently owns 5.13 million shares of Vesta, representing approximately 27.8% of Vesta's outstanding shares. The transaction will reduce Torchmark's ownership in Vesta to approximately 12% after giving effect to other Vesta equity transactions involving the acquirer. In addition, Torchmark will vacate the two Vesta board seats it now occupies. Torchmark presently plans to sell its remaining shares in the future.

     In view of the terms of the agreement, Torchmark has determined that the estimated fair value of its holding in Vesta shares is substantially less than Torchmark's carrying value for those shares. As a result, Torchmark has adjusted the value of its investment in Vesta common stock to estimated net realizable value, effective September 30, 1998. The adjustment produces an after-tax nonoperating realized loss of $24.0 million ($0.17 per Torchmark diluted share). The adjustment reduces the carrying value of Torchmark's holdings in Vesta to $7.42 per Vesta share for the 1.8 million shares to be sold, and to $9.50 per Vesta
share for the remaining 3.3 million shares.   The $9.50 amount used to determine
the estimated net realizable value for the remaining shares was the closing market value of Vesta stock on the New York Stock Exchange on November 6, 1998. After the adjustment to estimated net realizable value, Torchmark's book value of Vesta was $45 million at September 30, 1998. The effects of this writedown were reported subsequent to Torchmark's announcement of earnings for the third quarter of 1998 through its press release dated October 22, 1998.

     Torchmark previously accounted for its investment in Vesta on the equity method. Because of the agreement to sell the Vesta shares, the resulting writedown, and the vacating of the board seats, Torchmark will discontinue equity-method accounting. It will account for Vesta on the cost method in future periods, adjusting its book value to market value each period and recording only dividend income.

     In June, 1998, Vesta announced that (a) an investigation of accounting irregularities that occurred during the fourth quarter of 1997 and the first quarter of 1998 would result in an aggregate $14 million net after-tax reduction in previously reported net income, and, in addition, that (b) it would restate its historical financial statements for the period of 1993 through the first quarter of 1998, reflecting reductions in reported net after-tax earnings of $49 million for the period of 1993 through 1997 and $10 million for the first quarter of 1998. To reflect its pro rata share of Vesta's cumulative reported financial corrections, Torchmark recorded a pre-tax charge of $20 million ($13 million after tax) or $.09 per diluted share in the second quarter of 1998. Additionally, Vesta is now subject to numerous class action lawsuits in state and federal courts filed subsequent to such announcements.

     Torchmark had recorded its equity in Vesta's earnings in the quarter that Vesta reported those earnings. In the third quarter of 1998, Vesta reported its second quarter 1998 earnings and Torchmark recorded its equity in those earnings as a loss of $3.9 million.

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



                              FINANCIAL CONDITION

     Liquidity. Torchmark's liquidity is indicated by its positive cash flow, marketable investments, and the availability of a line of credit facility.
Torchmark's insurance and asset-management   operations  typically generate cash
flows in excess of immediate requirements. Torchmark's net cash inflows from operations were $279 million in the first nine months of 1998, compared with $343 million in the same period of 1997. In addition to cash flows from operations, Torchmark received $362 million in investment maturities or repayments during the first half of 1998.

     Torchmark's cash and short-term investments were $97 million at the end of September, 1998, compared with $77 million of these assets at December 31, 1997. Cash and short-term investments represented approximately 1% of total assets at end of the third quarter of 1998. In addition, Torchmark's entire portfolio of fixed-income and equity securities, in the amount of $5.9 billion at market value on September 30, 1998, is available for sale.

     Torchmark has in place a line of credit facility, which is also designed as a backup credit line for a commercial paper program. This program provides credit up to a maximum amount of $600 million, and permits Torchmark to borrow from either the credit line or issue commercial paper at any time up to the combined facility maximum of $600 million. Terms of the facility permit borrowing up to the maximum amount at variable interest rates. Torchmark is subject to certain covenants regarding capitalization and earnings, with which Torchmark was in full compliance at September 30, 1998. At that date, Torchmark had commercial paper outstanding in the amount of $348 million and no borrowings on the line of credit. At December 31, 1997, $139 million in commercial paper was outstanding.

     Capital resources. In 1998, Torchmark utilized a portion of funds received from the Waddell & Reed initial public offering to pay down funded debt. It has also taken advantage of the lower interest rate environment to refinance existing debt at lower rates. In early 1998, Torchmark repaid $20 million principal amount on its 8 5/8% Sinking Fund Debentures due in 2017, of which $8 million was a mandatory redemption and $12 million was an optional repayment under the terms of the agreement. On April 1, 1998, Torchmark called the remaining $160 million principal balance of this debt at the prevailing call
price of 103.76, or $166 million.   A  loss on the redemption of debt was
recorded in the second quarter of 1998 in the after-tax amount of $5 million, representing the difference between the total call price and the carrying value of $158 million. Additionally, Torchmark's 9 5/8% Senior Notes, principal amount $200 million, matured on May 1, 1998. Torchmark borrowed on its commercial paper facility to repay the Sinking Fund Debentures that were called and to repay its Senior Notes upon maturity with accrued interest, in the combined amount of $377 million. Additionally, in October, 1998, Torchmark acquired $10.8 million of its 7 7/8% notes due 2023 in the open market at a cost of $10.6 million.

     Torchmark's total debt outstanding was $742 million at September 30, 1998, compared with $911 million at December 31, 1997 and $852 million at September 30, 1997. Debt as a percentage of total capitalization was 23% at September 30, 1998, counting the MIPS as equity and excluding the effects of fluctuations in security values based on changes in interest rates in the financial markets. The debt to capitalization ratio was 31% at year-end 1997 and 31% at September 30, 1997. Interest coverage was 8.2 times for the 1998 nine months, compared with
6.3 times for the prior-year period, excluding discontinued operations.



      Torchmark's shareholders' equity was $2.53 billion at September 30, 1998, compared with $1.93 billion at 1997 year end and $1.83 billion one year ago.
The September 30, 1998 shareholders' equity was increased by the $516 million proceeds from the W&R offering, but was also reduced by the $90 million of minority interests at the time of the offering representing the 36% of W&R that Torchmark no longer owns. Book value per share was $18.03 at quarter end, compared with $13.80 at year-end 1997 and $13.08 a year earlier. After adjusting shareholders' equity to remove the effects of interest-rate fluctuations on the security portfolio on an after-tax basis, shareholders' equity was $2.35 billion at September 30, 1998, compared with $1.81 billion at 1997 year end and $1.74 billion a year ago. On a per share basis, book value was $16.76 at the end of September, 1998, compared with $12.90 at year-end 1997 and $12.42 at September 30, 1997. The annualized return on common equity, excluding the effects of securities at market value and realized investment gains and losses, declined to 17.2% for the 1998 nine-month period from 21.2% for the same 1997 period. This decline was a result of the increased equity due to the W&R initial public offering. There have been no share purchases through October, 1998.

     Torchmark intends to reactivate its common share repurchase program subsequent to the spin-off of Waddell & Reed. Purchases will be made from time to time in the open market when prices are attractive. Torchmark plans to use primarily internally generated funds for these purchases but could also use short-term borrowings. In present market conditions, share purchases will be accretive to both per share earnings and return on equity.



                              YEAR 2000 COMPLIANCE


     The new millennium poses a significant concern to all businesses which use computer systems or electronic data in their operations. This concern arises because these organizations have been processing computer systems and programs that cannot always identify a proper date. For many years, programs were written using a two digit code to represent a year. At the beginning of the year 2000, more digits are needed to accurately determine the date in these programs. Without addressing this issue, many computer programs could fail or produce erroneous results. Additionally, companies which are electronically engaged with other businesses or which rely on other businesses for services are exposed to risk of failure by the electronic devices and computer systems of those other entities to the extent they are not Year 2000 compliant. The potential of failure of these systems creates considerable uncertainty and could potentially adversely affect the ongoing operations and stability of a business.

     Torchmark is exposed to these risks should its computer systems fail due to date-related problems. Torchmark is also reliant on a number of third party businesses and governmental agencies in which it either interacts electronically or depends upon for services in the conduct of its business. These institutions include but are not limited to banks, financial institutions, telecommunication companies, utilities, mail delivery organizations, and a variety of governmental agencies. Should Torchmark's computer systems or the systems of its third-party business partners not be compliant, Torchmark may be exposed to considerable and material risks, including business interruption, loss of revenue, increased expense, loss of policyholders, and litigation.


     To reduce its business risk to an acceptable level, Torchmark has established a project plan to insure that the company's business-critical computer systems will be Year 2000 compliant. This plan also addresses third-party compliance issues. Under the direction of executive management, objectives and timetables have been set forth to achieve compliance in each geographic location where Torchmark operates. Progress toward achieving those objectives is constantly monitored. Torchmark currently expects the entire project, including testing, to be completed during 1999.

     As of September 30, 1998, Torchmark is on schedule to meet all of its Year 2000 compliance requirements. All known required software changes have been completed, and the related testing is in process with plans for completion in

1999. With regard to third party concerns, Torchmark has in process the following procedures:

1) Torchmark is confirming, with its software vendors, the Year 2000 readiness of its purchased software packages because Torchmark has purchased software packages on all of its computer platforms;

2) Torchmark is verifying the Year 2000 compliance status of its financial business partners' computer and data communications systems to insure readiness, including data interface testing with third parties; and

3) All of Torchmark's electronic operational systems (telephones, security, utility, environmental) are being evaluated for Year 2000 compliance.


While Torchmark is making every effort to verify the compliance of third parties, no assurances as to the compliance of their computer systems can be given.


     Torchmark has used primarily its own employees to complete its Year 2000 project. Other than completion of software testing, all significant Year 2000 project milestones for internal computer systems have been completed. Confirmation of third party compliance and electronic data interface testing with third parties is continuing with completion expected during 1999. Torchmark has spent $4.5 million on its Year 2000 project activities to date, including internal programming costs, outside contractors, and replacement costs. These costs have been expensed as incurred. Total project cost is expected to be approximately $6 million.



     In early 1999, Torchmark will address any unresolved Year 2000 concerns for its internally-supported computer systems and programs. It will also continue working with its financial business partners and other third parties to identify any Year 2000-related issues that could negatively impact Torchmark's operational capabilities.



     Year 2000 contingency plans will be performed in response to identified risks. In the event a system failure is detected, a plan will be developed in a timely manner to resolve the problem and to reduce the risk to an acceptable level.

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.



     Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty National Life Insurance Company also name Torchmark as a defendant. As a practical matter, a jury's discretion regarding the amount of a punitive damage award is not limited by any clear, objective criteria under Alabama law. Accordingly, the likelihood or extent of a punitive damage award in any given case is virtually impossible to predict.
As of September 30, 1998, Liberty National was a party to approximately 186 active lawsuits (including 29 employment related cases and excluding interpleaders and stayed cases), 160 of which were Alabama proceedings in which punitive damages were sought. Liberty National faces trial settings in these cases on an on-going basis.

     It has been previously reported that in June 1996, Liberty National had a verdict for compensatory and punitive damages rendered against it by a jury in the Circuit Court of Chambers County, Alabama in McQuiston v. Liberty National
                                                 -----------------------------
Life Insurance Company (CV-94-234).  The McQuiston case was settled October 2,
----------------------                   ---------
1998.


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

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            (11) Statement re computation of per share earnings

            (27) Financial Data Schedule



        (b) Reports on Form 8-K

            No reports on Form 8-K were filed in the third quarter of 1998

                                   SIGNATURES



      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                            TORCHMARK CORPORATION



Date: November 11, 1998                     /s/      C. B. Hudson
                                            __________________________
                                            C. B. Hudson, Chairman of the
                                            Board, President, and Chief
                                            Executive Officer



Date: November 11, 1998                     /s/      Gary L. Coleman
                                            __________________________
                                            Gary L. Coleman, Vice President
                                            And Chief Accounting Officer