Form 10-K
period 1998-12-31
TORCHMARK CORP
filed 1999-03-12
CIK 320335

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended                          Commission file number
      December 31, 1998                                      1-8052

                             TORCHMARK CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                        63-0780404
 (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
              OF
       INCORPORATION OR                                IDENTIFICATION NO.)
        ORGANIZATION)

    2001 Third Ave. South,                                    35233
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

 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE
                          REGISTRANT: $4,460,867,828

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON
                  STOCK, AS OF FEBRUARY 28, 1999: 134,667,708

                      DOCUMENTS INCORPORATED BY REFERENCE

 PROXY STATEMENT FOR ANNUAL MEETING OF STOCKHOLDERS TO BE HELD APRIL 29, 1999,
                                   PART III

                    INDEX OF EXHIBITS (PAGES 81 THROUGH 84)
                     TOTAL NUMBER OF PAGES INCLUDED ARE 90

                                    PART 1

                               Item 1. Business

  Torchmark Corporation ("Torchmark"), an insurance and diversified financial services holding company, was incorporated in Delaware on November 19, 1979, as Liberty National Insurance Holding Company. Through a plan of reorganization effective December 30, 1980, it became the parent company for the businesses operated by Liberty National Life Insurance Company ("Liberty") and Globe Life And Accident Insurance Company ("Globe"). United American Insurance Company ("United American"), Waddell & Reed, Inc. ("Waddell & Reed") and United Investors Life Insurance Company ("UILIC") along with their respective subsidiaries were acquired in 1981. The name Torchmark Corporation was adopted on July 1, 1982. Family Service Life Insurance Company ("Family Service") was purchased in July, 1990, and American Income Life Insurance Company ("American Income") was purchased in November, 1994. Torchmark disposed of Family Service and Waddell & Reed during 1998.

  The following table presents Torchmark's business by primary distribution method:

Primary
Distribution Method   Company                 Products                                Sales Force
------------------------------------------------------------------------------------------------------------------
Direct Response       Globe Life And          Individual life and supplemental health Direct response, television,
                      Accident                insurance including juvenile and        magazine; nationwide.
                      Insurance Company       senior life coverage, Medicare
                      Oklahoma City, OK       Supplement, long-term care.
------------------------------------------------------------------------------------------------------------------
Liberty National      Liberty National Life   Individual life and                     1,829 full-time sales repre-
Exclusive Agency      Insurance Company       supplemental health insurance.          sentatives ; 108 district
                      Birmingham, Alabama                                             offices in the Southeastern
                                                                                      U.S.
------------------------------------------------------------------------------------------------------------------
American Income       American Income Life    Individual life and supplemental health 1,222 agents in the U.S.,
Exclusive Agency      Insurance Company       insurance to union and credit           Canada, and New Zealand.
                      Waco, Texas             union members and other
                                              associations.
------------------------------------------------------------------------------------------------------------------
United Investors      United Investors Life   Individual life insurance               2,370 Waddell & Reed
Exclusive Agency      Insurance Company       and annuities.                          representatives; indepen-
                      Birmingham, Alabama                                             dent agents; 184 offices
                                                                                      nationwide.
------------------------------------------------------------------------------------------------------------------
Military              Liberty National Life   Individual life insurance               Independent Agency
                      Insurance Company                                               through career agents
                      Birmingham, Alabama                                             nationwide.
                      Globe Life And Accident
                      Insurance Company
                      Oklahoma City, Oklahoma
------------------------------------------------------------------------------------------------------------------
United American       United American         Senior life and supplemental health     43,000 independent agents
Independent Agency    Insurance Company       insurance including                     in the U.S., Puerto Rico and
and Exclusive Agency  McKinney, Texas         Medicare Supplement                     Canada; 1,750 exclusive
                                              coverage and long-term care.            agents in 67 branch offices.

Additional information concerning industry segments may be found in Management's Discussion and Analysis and in Note 18--Business Segments in the Notes to Consolidated Financial Statements.

                                   Insurance

Life Insurance

  Torchmark's insurance subsidiaries write a variety of nonparticipating ordinary life insurance products. These include traditional and interest sensitive whole-life insurance, term life insurance, and other life insurance. The following table presents selected information about Torchmark's life products:

                                       (Amounts in thousands)
                              Annualized                   Annualized
                            Premium Issued              Premium in Force
                      -------------------------- ------------------------------
                        1998     1997     1996      1998       1997      1996
                      -------- -------- -------- ---------- ---------- --------
Whole life:
 Traditional......... $115,154 $114,934 $112,817 $  575,888 $  551,047 $521,015
 Interest-sensitive..   17,131   14,981   16,638    162,046    163,058  167,912
Term.................  108,469   94,943   82,331    306,785    270,905  243,210
Other................    3,713    5,521    2,955     17,928     22,369   14,388
                      -------- -------- -------- ---------- ---------- --------
                      $244,467 $230,379 $214,741 $1,062,647 $1,007,379 $946,525
                      ======== ======== ======== ========== ========== ========

  The distribution methods for life insurance products include sales efforts conducted by direct response, exclusive agents and independent agents. These methods are discussed in more depth under the heading "Marketing." The following table presents life annualized premium issued by distribution method:

                                       (Amounts in thousands)
                              Annualized                   Annualized
                            Premium Issued              Premium in Force
                      -------------------------- ------------------------------
                        1998     1997     1996      1998       1997      1996
                      -------- -------- -------- ---------- ---------- --------
Direct response...... $ 93,500 $ 79,412 $ 62,029 $  260,320 $  232,535 $202,370
Exclusive Agents:
 Liberty National....   45,532   43,335   45,394    298,082    298,698  297,581
 American Income.....   53,576   55,245   54,382    216,291    203,475  188,039
 United Investors....   15,386   10,261   10,715     99,775     88,842   84,495
 United American.....    5,481    6,562   11,466     21,390     20,978   20,537
Independent Agents:
 Military............   16,891   15,781    8,165     98,902     86,209   74,150
 United American.....    9,401   15,225   18,182     41,078     42,725   40,130
 Other...............    4,700    4,558    4,408     26,809     33,917   39,223
                      -------- -------- -------- ---------- ---------- --------
                      $244,467 $230,379 $214,741 $1,062,647 $1,007,379 $946,525
                      ======== ======== ======== ========== ========== ========

--------

  Permanent insurance products sold by Torchmark insurance subsidiaries build cash values which are available to policyholders. Policyholders may borrow such funds using the policies as collateral. The aggregate value of policy loans outstanding at December 31, 1998 was $234 million and the average interest rate earned on these loans was 6.7% in 1998. Interest income earned on policy loans was $15.3 million in 1998, $14.4 million in 1997, and $13.2 million in 1996. There were 198 thousand and 196 thousand policy loans outstanding at year-end 1998 and 1997, respectively.

  The availability of cash values contributes to voluntary policy terminations by policyholders through surrenders. Life insurance products may be terminated or surrendered at the election of the insured at any time, generally for the full cash value specified in the policy. Specific surrender procedures vary with the type of policy. For certain policies this cash value is based upon a fund less a surrender charge which decreases with the length of time the policy has been in force. This surrender charge is either based upon a percentage of the fund or a charge per $1,000 of face amount of insurance. The schedule of charges may vary by plan of insurance and, for some plans, by age of the insured at issue. The ratio of aggregate face amount voluntary terminations to the mean amount of life insurance in force was 17.0% in 1998, 16.5% in 1997, and 17.1% in 1996.

  The following table presents an analysis of changes to the Torchmark subsidiaries' life insurance business in force:

                                                (Amounts in thousands)
                                  1998                    1997                    1996
                         ----------------------  ----------------------  ----------------------
                         Number of  Amount of    Number of  Amount of    Number of  Amount of
                         policies   Insurance    policies   Insurance    policies   Insurance
                         --------- ------------  --------- ------------  --------- ------------
In force at January 1,..   9,630   $ 91,869,995    9,392   $ 86,948,151    9,196   $ 80,391,376
New issues..............   1,452     21,448,243    1,441     20,267,520    1,320     18,718,479
Business acquired.......     -0-            -0-      -0-            -0-       38      2,573,996
Other increases.........       1         75,849        1         96,788        1        104,490
Death benefits..........    (107)      (323,393)    (110)      (307,752)    (111)      (289,687)
Lapses..................  (1,006)   (14,589,649)    (895)   (13,358,973)    (880)   (13,008,065)
Surrenders..............    (151)    (1,438,085)    (149)    (1,383,373)    (140)    (1,296,744)
Other decreases.........    (197)      (703,901)     (50)      (392,366)     (32)      (245,694)
                          ------   ------------    -----   ------------    -----   ------------
In force at December
 31,....................   9,622   $ 96,339,059    9,630   $ 91,869,995    9,392   $ 86,948,151
                          ======   ============    =====   ============    =====   ============
Average policy size (in
 dollar amounts):
 Direct response--Juve-
  nile..................           $      6,688            $      6,725            $      6,776
 Other..................                 11,411                  10,689                  10,246

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

  The following table presents supplemental health annualized premium for the three years ended December 31, 1998 by marketing method:

                                          (Amounts in thousands)
                                   Annualized                 Annualized
                                 Premium Issued            Premium in Force
                           -------------------------- --------------------------
                             1998     1997     1996     1998     1997     1996
                           -------- -------- -------- -------- -------- --------
Direct response........... $  3,884 $  3,001 $  4,990 $  9,617 $  7,248 $  5,141
Exclusive agents:
 Liberty National.........   11,124   11,541   11,258  143,668  138,179  122,305
 American Income..........    9,138   10,052   10,645   44,300   43,552   42,140
 United American..........   64,245   39,616   31,565  172,927  141,780  131,250
Independent agents:
 United American..........   50,508   42,643   42,523  426,351  431,293  447,317
                           -------- -------- -------- -------- -------- --------
                           $138,899 $106,853 $100,981 $796,863 $762,052 $748,153
                           ======== ======== ======== ======== ======== ========

  The following table presents supplemental health annualized premium information for the three years ended December 31, 1998 by product category:

                                         (Amounts in thousands)

                                  Annualized                 Annualized
                                Premium Issued            Premium in Force
                          -------------------------- --------------------------
                            1998     1997     1996     1998     1997     1996
                          -------- -------- -------- -------- -------- --------
Medicare Supplement...... $102,421 $ 65,161 $ 65,767 $553,737 $522,054 $523,902
Cancer...................   10,248   10,757   10,676  144,900  137,640  119,428
Other health related
 policies................   26,230   30,935   24,538   98,226  102,358  104,823
                          -------- -------- -------- -------- -------- --------
                          $138,899 $106,853 $100,981 $796,863 $762,052 $748,153
                          ======== ======== ======== ======== ======== ========

Annuities

  Annuity products offered by Torchmark insurance subsidiaries include single-premium deferred annuities, flexible-premium deferred annuities, and variable annuities. Single-premium and flexible-premium products are fixed annuities where a portion of the interest credited is guaranteed. Additional interest may be credited on certain contracts. Variable annuity policyholders may select from a variety of mutual funds managed by Waddell & Reed which offer different degrees of risk and return. The ultimate benefit on a variable annuity results from the account performance. The following table presents Torchmark subsidiaries' annuity collections and deposit balances by product type excluding Family Service:

                              (Amounts in thousands)        (Amounts in millions)
                                   Collections                 Deposit Balance
                         For the year ended December 31,       At December 31,
                         -------------------------------- --------------------------
                            1998       1997       1996      1998     1997     1996
                         ---------- ---------- ---------- -------- -------- --------
Fixed annuities......... $   64,687 $   76,930 $   72,392 $  647.3 $  611.0 $  571.9
Variable annuities......    299,005    247,446    247,461  2,343.5  1,821.2  1,375.5
                         ---------- ---------- ---------- -------- -------- --------
                         $  363,692   $324,376 $  319,853 $2,990.8 $2,432.2 $1,947.4
                         ========== ========== ========== ======== ======== ========

Investments

  The nature, quality, and percentage mix of insurance company investments are regulated by state laws that generally permit investments in qualified municipal, state, and federal government obligations, corporate bonds, preferred and common stock, real estate, and mortgages where the value of the underlying real estate exceeds the amount of the loan. The investments of Torchmark insurance subsidiaries consist predominantly of high-quality, investment-grade securities. Fixed maturities represented 91% of total investments at December 31, 1998. Approximately 13% of fixed maturity investments were securities guaranteed by the United States Government or its agencies or investments that were collateralized by U.S. government securities. More than 70% of these investments were in GNMA securities that are backed by the full faith and credit of the United States government. The remainder of these government investments were U.S. Treasuries, agency securities or collateralized mortgage obligations ("CMO's") that are fully backed by GNMA's. (see Note 3--Investment Operations in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis.)

  The following table presents the market value of fixed maturity investments at December 31, 1998 on the basis of ratings as determined primarily by Standard & Poor's Corporation. Moody's Investors Services' bond ratings are used when Standard & Poor's ratings are not available. Ratings of BBB and higher (or their equivalent) are considered investment grade by the rating services.

                                                               Amount
                             Rating                        (in thousands)   %
                             ------                        -------------- -----
       AAA................................................   $1,410,967    24.5%
       AA.................................................      591,326    10.3
       A..................................................    2,540,294    44.1
       BBB................................................      849,481    14.7
       BB.................................................      267,086     4.6
       B..................................................          293     0.0
       Less than B........................................        2,296     0.0
       Not rated..........................................      106,704     1.8
                                                             ----------   -----
                                                             $5,768,447   100.0%
                                                             ==========   =====

  The following table presents the market value of fixed maturity investments of Torchmark's insurance subsidiaries at December 31, 1998 on the basis of ratings as determined by the National Association of Insurance Commissioners ("NAIC"). Categories one and two are considered investment grade by the NAIC.

                                       Amount
                    Rating         (in thousands)   %
             --------------------  -------------- -----
             1. Highest quality*.    $4,592,764    80.9%
             2. High quality.....       807,433    14.3
             3. Medium quality...       249,731     4.4
             4. Low quality......        25,500     0.4
             5. Lower quality....         2,405     0.0
             6. In or near de-
              fault..............             0     0.0
                                     ----------   -----
                                     $5,677,833   100.0%
                                     ==========   =====

* Includes $701 million of exempt securities or 12.4% of the portfolio. Exempt securities are exempt for valuation reserve purposes, and consist of U.S. Government guaranteed securities.

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

  For life insurance in excess of certain prescribed amounts, each insurance company requires medical information or examinations of applicants. These are graduated according to the age of the applicant and may vary with the kind of insurance. The maximum amount of insurance issued without additional medical information is $35,000 through age 40. Additional medical information is requested of all applicants, regardless of age or amount, if information obtained from the application or other sources indicates that such information is warranted.

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

Reinsurance

  As is customary among insurance companies, Torchmark insurance subsidiaries cede insurance to other unaffiliated insurance companies on policies they issue in excess of retention limits. Reinsurance is an effective method for keeping insurance risk within acceptable limits. In the event insurance business is ceded, the Torchmark insurance subsidiaries remain contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations it assumes (See Note 17--Commitments and Contingencies in the Notes to Consolidated Financial Statements and Schedule IV--Reinsurance [Consolidated]).

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

  Direct Response. Various Torchmark insurance companies offer life insurance products directly to consumers through direct mail, co-op mailings, television, national newspaper supplements and national magazines. Torchmark operates a full service letterpress which enables the direct response operation to maintain high quality standards while producing materials much more efficiently than they could be purchased from outside vendors.

  Exclusive Agents. Liberty National's 1,829 agents sell life and health insurance, primarily in the seven state area of Alabama, Florida, Georgia, Tennessee, Mississippi, South Carolina, and North Carolina. These agents are employees of Liberty and are primarily compensated by commissions based on sales. During the past several years this operation has emphasized bank draft and direct bill collection of premium rather than agent collection, because of the resulting lower cost and improved persistency. Agent collected sales were discontinued in 1996.

  Through the American Income Agency, individual life and fixed-benefit accident and health insurance are sold through approximately 1,222 exclusive agents who target moderate income wage earners through the cooperation of labor unions, credit unions, and other associations. These agents are authorized to use the "union label" because this sales force is represented by organized labor.

  The Waddell & Reed sales force, consisting of 2,370 sales representatives, markets the life insurance products, fixed annuities, and variable annuities of United Investors Life. This Agency also distributes health insurance products of United American. This sales force continues to market Torchmark's insurance products subsequent to the spin-off of Waddell & Reed under a general agents' contract.

  United American offers life and health insurance targeted to various special markets through approximately 1,750 United American exclusive agents in 67 branch offices throughout the United States.

  Independent Agents. Torchmark insurance companies offer a variety of life and health insurance policies through approximately 43,000 independent agents, brokers, and licensed sales representatives.

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

  Generally, Torchmark companies operate at lower administrative expense levels than its peer companies, allowing Torchmark to have competitive rates while maintaining underwriting margins, or, in the case of Medicare Supplement business, to remain in the business while some companies have ceased new writings. Torchmark's years of experience in direct response business are a valuable asset in designing direct response products.

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

  NAIC Ratios. The NAIC developed the Insurance Regulatory Information System ("IRIS"), which is intended to assist state insurance regulators in monitoring the financial condition of insurance companies. IRIS identifies twelve insurance industry ratios from the statutory financial statements of insurance companies, which are based on regulatory accounting principles and are not based on generally accepted accounting principles ("GAAP"). IRIS specifies a standard or "usual value" range for each ratio, and a company's variation from this range may be either favorable or unfavorable. The following table presents the IRIS ratios as determined by the NAIC for Torchmark's five largest insurance subsidiaries, which varied unfavorably from the "usual value" range for the years 1997 and 1996.

                                                                  Usual   Reported
 Company                           Ratio Name                     Range    Value
---------        ---------------------------------------------- --------- --------
1997:
 Liberty         Investment in Affiliate to Capital and Surplus 0 to 100    199
 American Income Non-admitted to Admitted Assets                10           11
1996:
 United American Change in Capital and Surplus                  50 to -10   -15
 American Income Non-admitted to Admitted Assets                10           11
 Liberty         Investment in Affiliate to Capital and Surplus 0 to 100    240
 Liberty         Change in Reserving Ratio                      20 to -20   -20

Explanation of Ratios:

  Change in Capital and Surplus--These ratios, calculated on both a gross and net basis, are a measure of improvement or deterioration in the company's financial position during the year. The NAIC considers ratios less than minus 10% and greater than 50% to be unusual. United American's ratios of minus 15% in 1996 was caused by the payment of dividends to Torchmark in excess of its statutory net income. This transaction did not affect the consolidated equity of Torchmark at December 31, 1996. Also, this transaction did not affect United American's ability to do business.

  Non-admitted Assets to Admitted Assets--This ratio measures the degree to which a company has acquired assets which cannot be carried on its statutory balance sheet. American Income's ratio of 11% in 1997 and in 1996 was due to a large amount of agent balances that arose from commissions that are advanced to agents when a policy is submitted. Due to the growth of American Income's business, these advances have grown and caused a variance in this particular ratio. Agents balances due to American Income are fully recognized as assets in Torchmark's consolidated financial statements.

  Investment in Affiliate to Capital and Surplus--This ratio is determined by measuring total investment in affiliates against the capital and surplus of the company. The NAIC considers a ratio of more than 100% to be high, and to possibly impact a company's liquidity, yield, and overall investment risk. The large ratio in Liberty in 1997 and 1996 is the result of its ownership of other Torchmark insurance companies and the ownership of 81% of the stock of Waddell & Reed. Liberty disposed of its investment in Waddell & Reed during 1998 in connection with Torchmark's spin-off of that company to its shareholders. All intercompany investment is eliminated in consolidation, and the internal organizational structure has no bearing on consolidated financial condition or results. Furthermore, this intercompany investment does not affect Liberty's ability to do business.

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

                             Year 2000 Compliance

  A full report of Torchmark's risks, project plan, state of readiness, contingency plans, and other matters concerning Year 2000 compliance is found in Management's Discussions and Analysis of Financial Condition and Results of Operations on page 34 of this report.

                                   Personnel

  At the end of 1998, Torchmark had 1,820 employees and 2,261 licensed employees under sales contracts. Additionally, approximately 49,000 independent and exclusive agents and brokers, who were not employees of Torchmark, were associated with Torchmark's marketing efforts.

                              Item 2. Real Estate

  Torchmark, through its subsidiaries, owns or leases buildings that are used in the normal course of business. Liberty owns a 487,000 square foot building at 2001 Third Avenue South, Birmingham, Alabama which currently serves as Liberty's, UILIC's, and Torchmark's home office. Liberty leases approximately 160,000 square feet of this building to unrelated tenants. Liberty also operates from 59 company-owned district office buildings used for agency sales personnel.

  United American owns and is the sole occupant of a 140,000 square foot facility, located in the Stonebridge Ranch development in McKinney, Texas (a North Dallas suburb).

  Globe owns a 300,000 square foot office building at 204 North Robinson, Oklahoma City, of which Globe occupies 56,000 square feet as its home office and the remaining space is either leased or available for lease. Globe also owns an 80,000 square foot office building at 120 Robert S. Kerr Avenue, Oklahoma City, which is available for lease. Further, Globe owns a 112,000 foot facility located at 133 NW 122 Street in Oklahoma City which houses the Direct Response operation.

  American Income owns and is the sole occupant of an office building located at 1200 Wooded Acres Drive, Waco, Texas. The building is a two story structure containing approximately 72,000 square feet of usable floor space.

  Liberty and Globe also lease district office space for their agency sales personnel. All of the other Torchmark companies lease their office space in various cities in the U.S.

  A Torchmark subsidiary, Torchmark Development Corporation ("TDC"), as a part of a joint venture with unaffiliated entities, is developing 3,400 acres as a planned community development known as Liberty Park, which is located along Interstate 459 in Birmingham, Alabama.

  TMK Income Properties, L.P. ("TIP"), a partnership which is wholly-owned by Torchmark subsidiaries, owns seven office buildings. These properties include:
1.) a 330,000 square foot office building complex at 14000 Quail Springs Parkway Plaza Boulevard, Oklahoma City, which is 96% leased; 2.) six office buildings in Liberty Park in suburban Birmingham, Alabama containing approximately 675,000 square feet which are 95% leased.

                  Information Technology Computing Equipment

  Torchmark, and its primary subsidiaries, have significant information technology capabilities at their disposal. The corporation uses centralized mainframe computer systems, company-specific local-area networks, workstations, and personal computers to meet its ongoing information processing requirements. Torchmark and its primary subsidiaries also use data communications hardware and software to support their remote data communications networks, intranets, and internet-related telecommunications capabilities.

  Torchmark's computer hardware, data communications equipment, and associated software programs are managed by information technology staff. All of the corporation's computer hardware and software support, information processing schedules, and computer-readable data-management requirements are met through company-specific policies and procedures. These company-specific policies and procedures also provide for the off-site storage and retention of backup computer software, financial, and business data files.

                           Item 3. Legal Proceedings

  Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a defendant. As a practical matter, a jury's discretion regarding the amount of a punitive damage award is not limited by any clear, objective criteria under Alabama law. Accordingly, the likelihood or extent of a punitive damage award in any given case is virtually impossible to predict. As of December 31, 1998, Liberty was a party to approximately 125 active lawsuits (including 29 employment related cases and excluding interpleaders and stayed cases), more than 110 of which were Alabama proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

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

  As previously reported, Liberty has been subject to 76 individual cancer policy lawsuits pending in Alabama and Mississippi, which were stayed or otherwise held in abeyance pending final resolution of Robertson v. Liberty National Life Insurance Company (Case No. CV-92-021). Liberty filed motions to dismiss these lawsuits based upon the U.S. Supreme Court opinion issued in Robertson in March 1997. Only two of these individual cancer policy lawsuits remain, the other such suits having been dismissed.

  As previously reported, Torchmark, its insurance subsidiaries Globe and United American, and certain Torchmark officers were named as defendants in purported class action litigation filed in the District Court of Oklahoma County, Oklahoma (Moore v. Torchmark Corporation, Case No. CJ-94-2784-65, subsequently amended and restyled Tabor v. Torchmark Corporation). This suit claims damages on behalf of individual health policyholders who are alleged to have been induced to terminate such policies and to purchase Medicare Supplement and/or other insurance coverages. On February 6, 1998, the defendants renewed their motion to dismiss the class claims for failure to prosecute. The District Court, in an order dated April 2, 1998, allowed bifurcation of Tabor into Medicare Supplement policy claims and non-Medicare Supplement policy claims. The non-Medicare Supplement claims were stayed pending disposition of a related case involving the same plaintiffs filed in Mississippi while discovery was allowed to proceed on plaintiffs' motion to certify a class of Medicare Supplement policyholders' claims.

  On August 25, 1995, a purported class action was filed against Torchmark, Globe, United American and certain officers of these companies in the United States District Court for the Western District of Missouri on behalf of all former agents of Globe (Smith v. Torchmark Corporation, Case No. :95-3304-CV-S-4). This action alleges that the defendants breached independent agent contracts with the plaintiffs by treating them as captive agents and engaged in a pattern of racketeering activity wrongfully denying income and renewal commissions to the agents, restricting insurance sales, mandating the purchase of worthless leads, terminating agents without cause and inducing the execution of independent agent contracts based on misrepresentations of fact. Monetary damages in an unspecified amount are sought. A plaintiff class was certified by the District Court on February 26, 1996, although the certification does not go to the merit of the allegations in the complaint. On December 31, 1996, the plaintiffs filed an amended complaint in Smith to allege violations of various provisions of the Employment Retirement Income Security Act of 1974. Extensive discovery was then conducted. In October 1998, defendants filed a motion to decertify the presently defined class in Smith.

  It has been previously reported that Torchmark, its subsidiaries United American and Globe and certain individual corporate officers are parties to purported class action litigation filed in April, 1996 in the U.S. District Court for the Northern District of Georgia (Crichlow v. Torchmark Corporation, Case No. 4:96-CV-0086-HLM) involving certain hospital and surgical insurance policies issued by Globe and United American. In September 1997, the U.S. District Court entered an order granting summary judgment against the plaintiffs on certain issues and denying national class certification, although indicating that plaintiffs could move for the certification of a state class of Georgia policyholders. Discovery then proceeded on the remaining claims for breach of contract and the duty of good faith arising from closure of the block of business and certain post-claim matters as well as fraud and conspiracy relating to pricing and delay in implementing rate increases. On June 17, 1998, the U.S. District Court entered an order which denied the plaintiffs' motion to certify a Georgia policyholders class, denied reconsideration of the previously entered motion for summary judgment on certain issues, denied reconsideration of the denial of national certification of a class of policyholders and severed and transferred claims of Mississippi policyholders to the U.S. District Court for the Northern District of Mississippi (Greco v. Torchmark Corporation, Case No. 1:98CV196-D-D). The U.S. District Court granted defendants' motion for summary judgment on all remaining issues in Crichlow on February 4, 1999. Plaintiffs in Greco have moved to certify a class of persons purchasing Globe hospital and surgical insurance policies in Mississippi. On February 1, 1999, defendants filed a motion for summary judgment in Greco.

  It has been previously reported that Liberty was a party to 53 individual cases filed in Chambers County, Alabama involving allegations that an interest-sensitive life insurance policy would become paid-up or self-sustaining after a specified number of years. Only one of these cases remains pending with all others having been settled and dismissed by the Chambers County Circuit Court.

  Torchmark has previously reported the case of Lawson v. Liberty National Life Insurance Company (Case No. CV-96-01119), filed in the Circuit Court of Jefferson County, Alabama, where the plaintiffs sought to represent a class of interest-sensitive life insurance policyholders, including those allegedly induced to exchange life insurance policies or where the existing policy's cash value was allegedly depleted, in litigation alleging fraud, negligence and breach of contract in the sale or exchange of interest-sensitive policies by Liberty. Torchmark was subsequently added as a defendant. In May 1996, the Circuit Court entered an order conditionally certifying a plaintiffs class, which was subsequently redefined in March 1997. The Circuit Court's order allowed the parties to challenge the conditional certification based upon subsequent discovery in the case. In March 1998, the defendants challenged the conditional certification and a hearing on final certification was held in October 1998. On February 9, 1999, the Circuit Court entered an order decertifying the conditional class and denying all petitions to certify a class in Lawson.

  Purported class action litigation was filed on January 2, 1996 against Torchmark, Torch Energy Advisors Incorporated, and certain Torch Energy subsidiaries and affiliated limited partnerships in the Circuit Court of Pickens County, Alabama (Pearson v. Torchmark Corporation, Case No. CV-95-
140). Plaintiff alleges improper payment of royalties and overriding royalties on coalbed methane gas produced and sold from wells in Robinson's Bend Coal Degasification Field, seeks certification of a class and claims unspecified compensatory and punitive damages on behalf of such class. On April 11, 1996, Torchmark's motion to change venue was granted and the case has been transferred to the Circuit Court of Tuscaloosa County, Alabama. Torchmark's motion to dismiss remains pending while discovery is proceeding. On February 10, 1999, the plaintiffs filed a request for a class certification hearing and to set a trial date for the Pearson case.

  In 1978, the United States District Court for the Northern District of Alabama entered a final judgment in Battle v. Liberty National Life Insurance Company, et al (Case No. CV-70-H-752-S), class action litigation involving Liberty, a class composed of all owners of funeral homes in Alabama and a class composed of all insureds (Alabama residents only) under burial or vault policies issued, assumed or reinsured by Liberty. The final judgment fixed the rights and obligations of Liberty and the funeral directors authorized to handle Liberty burial and vault policies as well as reforming the benefits available to the policyholders under the policies. Although class actions are inherently subject to subsequent collateral attack by absent class members, the Battle decree remains in effect to date. A motion filed in February 1990 to challenge the final judgment under Federal Rule of Civil Procedure 60(b) was rejected by both the District Court in 1991 and the Eleventh Circuit Court of Appeals in 1992 and a Writ of Certiorari was denied by the U.S. Supreme Court in 1993.

  In November 1993, an attorney (purporting to represent the funeral director class) filed a petition in the District Court seeking "alternative relief" under the final judgment. This petition was voluntarily withdrawn on November 8, 1995 by petitioners. On February 23, 1996, Liberty filed a petition with the District Court requesting that it order certain contract funeral directors to comply with their obligations under the Final Judgment in Battle and their funeral service contracts. A petition was filed on April 8, 1996 on behalf of a group of funeral directors seeking to modify the 1978 decree in Battle in light of changed economic circumstances. All parties made extensive submissions to the District Court and a hearing on the opposing petitions was held by the District Court on February 9, 1999.

  It has been previously reported that in July 1998, a jury in U.S. District Court in the Middle District of Florida recommended an aggregate total verdict amounting to $21.6 million against Liberty in Hipp v. Liberty National Life Insurance Company (Case No. 95-1332-CIV-T-17A). This case, originally filed in 1995 in the Florida state court system, is a collective action under the Fair Labor Standards Act, alleging age discrimination by Liberty in violation of the Age Discrimination in Employment Act and the Florida Civil Rights Act. The plaintiffs, ten present or former Liberty district managers, sought damages for lost wages, loss of future earnings, lost health and retirement benefits and lost raises and expenses. Three of these plaintiffs, Florida residents, also sought compensatory and punitive damages allowable under Florida law. On November 20, 1998, the District Court remitted the $10 million punitive damage portion of the jury verdict to $0, thus reducing the total verdict to $11 million (including an advisory verdict of $3.2 million in front pay awards). Additional revised front pay submissions were made by the plaintiffs to the District Court in December 1998 and Liberty responded thereto in January 1999. Liberty is awaiting the entry of a final judgment in the Hipp case and thereafter will pursue all available post trial and appellate relief.

          Item 4. Submission of Matters to a Vote of Security Holders

  No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 1998.

                                    PART II

   Item 5. Market for the Registrant's Common Stock and Related Stockholder
                                    Matters

  The principal market in which Torchmark's common stock is traded is the New York Stock Exchange. There were 6,738 shareholders of record on December 31, 1998, excluding shareholder accounts held in nominee form. On August 1, 1997, Torchmark paid a 100% stock dividend to its common shareholders of record on July 1, 1997. On November 6, 1998, Torchmark distributed its approximately 64% ownership of Waddell & Reed to its shareholders at a ratio of .3018 Waddell & Reed shares to one share of Torchmark. All market prices and dividends per share have been adjusted to reflect the 100% stock dividend and the Waddell & Reed distribution. Information concerning restrictions on the ability of Torchmark's subsidiaries to transfer funds to Torchmark in the form of cash dividends is set forth in Note 15--Shareholders' Equity in the Notes to the Consolidated Financial Statements. The market prices and cash dividends paid by calendar quarter for the past two years are as follows:

                                       1998
                                   Market Price
                                   ------------
                                                                                       Dividends
         Quarter               High                         Low                        Per Share
         -------             --------                     --------                     ---------
            1                $41.2813                     $33.0156                      $ .1500
            2                 43.0000                      34.5781                        .1500
            3                 40.7344                      30.5313                        .1500
            4                 40.2500                      27.4688                        .1300

Year-end closing
price.................$35.3125

                                       1997
                                   Market Price
                                   ------------
                                                                                       Dividends
         Quarter               High                         Low                        Per Share
         -------             --------                     --------                     ---------
            1                $26.7031                     $21.5781                      $ .1450
            2                 31.7031                      22.6563                        .1450
            3                 35.9375                      30.0469                        .1450
            4                 36.9531                      30.3750                        .1500

Year-end closing
price.................$36.4219

Item 6. Selected Financial Data

  The following information should be read in conjunction with Torchmark's Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:

          (Amounts in thousands except per share and percentage data)

                             1998           1997         1996       1995       1994
Year ended December 31,   -----------    -----------  ---------- ---------- ----------
Premium revenue:
 Life...................  $   959,766    $   909,992  $  854,897 $  772,257 $  601,633
 Health.................      759,910        739,485     732,618    750,588    773,375
 Other .................       33,954         28,527      22,404     23,438     13,866
  Total.................    1,753,630      1,678,004   1,609,919  1,546,283  1,388,874
Net investment income...      459,558        429,116     399,551    377,338    344,015
Realized investment
 gains (losses).........     (57,637)        (36,979)      5,830   (14,323)     (2,551)
Total revenue...........    2,157,876      2,071,103   2,016,416  1,910,454  1,732,350
Net operating income(1).      324,315        273,730     240,637    219,864    216,994
Net income from
 continuing operations..      255,776        260,429     252,815    217,958    215,873
Net income..............      244,441        337,743     311,372    143,235    268,946
Net income available to
 common shareholders....      244,441        337,743     311,372    143,235    268,142
Annualized premium
 issued:
 Life...................      244,467        230,379     214,741    217,988    149,833
 Health.................      138,899        106,853     100,981    103,491    122,663
  Total.................      383,366        337,232     315,722    321,479    272,496
Per common share:
 Basic earnings:
  Net income............         1.75           2.43        2.19       1.00       1.86
  Net operating
   income(1)............         2.32           1.97        1.69       1.54       1.50
  Net income from
   continuing
   operations...........         1.83           1.87        1.78       1.52       1.49
 Diluted earnings:
  Net income............         1.73           2.39        2.17       0.99       1.85
  Net operating
   income(1)............         2.29           1.94        1.67       1.52       1.49
  Net income from
   continuing
   operations...........         1.81           1.84        1.76       1.51       1.48

 Cash dividends paid....         0.58           0.59        0.58       0.57       0.56
Return on average common
 equity, excluding
 effect of SFAS 115,
 Vesta earnings, and
 discontinued
 operations.............         15.1%         18.2%       18.4%      18.3%      19.5%
Basic average shares
 outstanding............      139,999        139,202     142,460    143,188    144,192
Diluted average shares
 outstanding............      141,352        141,431     143,783    144,228    145,192
-------------------------------------------------------------------------------

                             1998           1997         1996       1995       1994
As of December 31,        -----------    -----------  ---------- ---------- ----------
Cash and invested
 assets.................  $ 6,417,511    $ 6,473,096  $5,863,163 $5,724,180 $4,913,925
Total assets............   11,249,028     11,127,648   9,893,964  9,445,623  8,144,002
Short-term debt.........      355,392        347,152      40,910    189,372    250,116
Long-term debt..........      383,422        564,298     791,880    791,988    791,518
Shareholders' equity....    2,259,528      1,932,736   1,629,343  1,588,952  1,242,603
 Per common share (2)...        16.51          13.80       11.69      11.09       8.69
 Per common share
  excluding effect of
  SFAS 115..............        15.43          12.90       11.42      10.16       9.65
Annualized premium in
 force:
 Life...................    1,062,647(3)   1,007,379     946,525    869,366    796,955
 Health.................      796,863        762,052     748,153    759,059    812,371
  Total.................    1,859,510(3)   1,769,431   1,694,678  1,628,425  1,609,326

-------------------------------------------------------------------------------
(1) Excludes realized investment gains (losses), the related adjustment to deferred acquisition costs, equity in Vesta earnings, and discontinued operations.
(2) Computed after deduction of preferred shareholders' equity.
(3) Annualized life premium in force excludes $5.3 million representing the Family Service business sold in 1998.

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

    2) Changes in governmental regulations (particularly those impacting taxes and changes to the Federal Medicare program that would affect Medicare Supplement insurance);

    3) Financial markets trends that adversely affect sales of Torchmark's market-sensitive products;

    4) Interest rate changes that adversely affect product sales and/or investment portfolio yield;

    5) Increased pricing competition;

    6) Adverse regulatory developments;

    7) Adverse litigation results;

    8) Adverse Year 2000 compliance results;

    9) Developments involving Vesta Insurance Group, Inc., described more fully elsewhere in this document under the caption "Transactions involving Vesta Insurance Group" on page 34 of this report;

    10) The inability of Torchmark to achieve the anticipated levels of administrative and operational efficiencies;

    11) The customer response to new products and marketing initiatives;

    12) Adverse levels of mortality, morbidity, and utilization of healthcare services relative to Torchmark's assumptions; and

    13) The inability of Torchmark to obtain timely and appropriate premium rate increases.

Readers are also directed to consider other risks and uncertainties described in other documents filed by Torchmark with the Securities and Exchange Commission.

  The following discussion should be read in conjunction with the Selected Financial Data and Torchmark's Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

                             RESULTS OF OPERATIONS

  In the analysis and comparison of Torchmark's operating results with prior periods, two divestitures that occurred in 1998 should be taken into account:

  a) the divestiture of Waddell & Reed

  b) the sale of Family Service

  Divestiture of Asset Management Operations. Waddell & Reed, Torchmark's asset management subsidiary, completed an initial public offering in March, 1998 of approximately 24 million shares of its common stock. The offering represented approximately 36% of Waddell & Reed's shares. Net proceeds from the offering were approximately $516 million after underwriters' fees and expenses. Waddell & Reed used $481 million of the proceeds to repay existing notes owed to Torchmark and other Torchmark subsidiaries and retained the remaining $35 million. Torchmark's $481 million proceeds from the note repayments were invested or used to pay down debt. (See the discussion on Investments on page 27, Liquidity on page 31, and Capital Resources on page 31 of this report.) The initial public offering resulted in a $426 million gain which was added to Torchmark's additional paid-in capital. Torchmark retained the remaining 64% of the Waddell & Reed stock.

  On November 6, 1998, Torchmark distributed its remaining 64% investment in Waddell & Reed through a tax-free spin-off to Torchmark shareholders. Each Torchmark shareholder of record on October 23, 1998 received a total of .3018 Waddell & Reed shares per Torchmark share. After the spin-off, Torchmark retained no further ownership interest in Waddell & Reed. As a result of the transaction, Torchmark incurred $54 million in expense related to the spin-off, the majority of which was $50 million of corporate Federal income tax resulting from the distribution of a portion of the policyholder surplus account of a Torchmark life subsidiary.

  Torchmark has accounted for the spin-off of Waddell & Reed as a disposal of a segment. Accordingly, Torchmark's financial statements for 1998 and all prior periods have been modified to present the net assets and operating results of Waddell & Reed as discontinued operations of the disposed segment. The $54 million expense of the spin-off is included in discontinued operations under the caption "Loss on Disposal." The distribution of the Waddell & Reed shares resulted in a reduction in Torchmark's shareholders' equity in the approximate amount of $174 million, consisting of the equity in Waddell & Reed, net of the 36% minority interest.

  Torchmark's share of Waddell & Reed's earnings for 1998 was $48 million after reduction for the minority interest during the period subsequent to the initial public offering but before the spin-off. This compares with $77 million for 1997 and $66 million for 1996, when Torchmark owned 100% of Waddell & Reed for the entire periods.

  Sale of Family Service. On June 1, 1998, Torchmark sold Family Service to an unaffiliated insurance carrier. Family Service, which was acquired in 1990, is a preneed funeral insurer but has not issued any new policies since 1995. Consideration for the sale was $140 million in cash. Torchmark recorded a pretax realized loss on the sale of approximately $14 million, but incurred a tax expense on the transaction of $9 million for a total after-tax loss of $23 million. In connection with the sale, Torchmark will continue to service the policies in force of Family Service for the next five years for a fee of $2 million per year plus certain variable processing costs. During 1997, Family Service accounted for $57 million in revenues and $7.7 million in pretax income. Through May, 1998, Family Service contributed $25 million in revenues and $5.8 million in pretax income. Invested assets were $778 million and total assets were $828 million at the date of the sale.

  Summary of Operating Results. Torchmark's management computes a classification of income called "net operating income." Net operating income is the measure of income Torchmark's management focuses on to evaluate the performance of the operations of the company. It differs from net income as reported in the financial statements in that it excludes unusual and nonrecurring income or loss items which distort operating trends.

  The following items were excluded from net income as reported in Torchmark's financial statements in order to compute net operating income:

  1) Realized investment gains and losses and the related adjustment to deferred acquisition costs, net of tax;

  2) Torchmark's pro rata share of Vesta Insurance Group's ("Vesta's") adjustment to its equity as a result of the accounting irregularities and earnings restatement reported by Vesta in the second quarter of 1998, amounting to a $13 million loss after tax;

  3) The $54 million nonrecurring expenses of the Asset Management Operations (Waddell & Reed) spin-off;

  4) The nonrecurring loss on the disposal of energy operations in 1996 in the after-tax amount of $7 million; and

  5) The nonrecurring loss from the redemption by Torchmark of its debt in the second quarter of 1998, in the amount of $5 million net of tax.

  Realized investment losses in 1998, which were $51 million net of tax, included a $23 million after-tax loss from the sale of Family Service, a $24 million after-tax loss on the writedown of Torchmark's Vesta holdings, and a $2 million after-tax loss from the sale of a portion of the Vesta holdings. Losses in 1997, in the after-tax amount of $24 million, were primarily a result of intentional sales of fixed-maturity investments at a loss to offset current and prior-year taxable gains. The Vesta adjustment and the disposal of energy operations is discussed on page 34 and the redemption of Torchmark debt is discussed under the caption "Capital Resources" on page 32 of this report.

  Net operating income is then further divided into three categories: continuing insurance operations, discontinued operations, and Torchmark's equity in the earnings of Vesta. Continuing insurance operations consists of the operations of Torchmark's insurance subsidiaries and corporate activities. The operations of this group is reflective of Torchmark's operations after the Waddell & Reed spin-off. Discontinued operations include the discontinued asset management activities of Waddell & Reed.

  A reconciliation of net operating income from continuing insurance operations to net income on a per diluted share basis is as follows:

              Reconciliation of Per Share Insurance Net Operating
                        Income to Reported Net Income*

                                                            1998   1997   1996
                                                            -----  -----  -----
   Insurance net operating income.........................  $2.29  $1.94  $1.67
   Discontinued Asset Management operations...............    .34    .55    .46
   Equity in Vesta earnings (losses)......................   (.03)   .07    .06
                                                            -----  -----  -----
   Net operating income--all operations...................   2.60   2.56   2.19
   Realized investment gains (losses), net of tax.........   (.36)  (.17)   .03
   Vesta restatements, net of tax.........................   (.09)    --     --
   Cost of spin-off--Asset Management.....................   (.38)    --     --
   Loss on disposal of energy operations, net of tax......     --     --   (.05)
   Loss on redemption of debt, net of tax.................   (.04)    --     --
                                                            -----  -----  -----
    Net income............................................  $1.73  $2.39  $2.17
                                                            =====  =====  =====

--------
* Diluted share basis

  In accordance with accounting rules, Torchmark reports earnings per share data as basic and diluted. Basic earnings per share are based on average shares outstanding during the period. Diluted earnings per share assume the exercise of Torchmark's employee stock options for which the exercise price was lower than the market price during the year and their impact on shares outstanding. Diluted earnings per share differ from basic earnings per share in that they are influenced by changes in the market price of Torchmark stock and the number of options as well as the number of shares outstanding. Unless otherwise indicated, all references to per share data in this report are on the basis of diluted shares.

  A comparison of Torchmark's basic and diluted earnings per share is as follows:

                        Earnings and Earnings Per Share
           (Dollar amounts in thousands, except for per share data)

                                                          For the Year Ended
                                                             December 31,
                                                      --------------------------
                                                        1998     1997     1996
                                                      -------- -------- --------
   Insurance net operating income:
    Amount..........................................  $324,315 $273,730 $240,637
    Per Share:
    Basic...........................................      2.32     1.97     1.69
    Diluted.........................................      2.29     1.94     1.67
   Net operating income--all continuing and
    discontinued operations:
    Amount..........................................   367,720  361,908  315,206
    Per Share:
    Basic...........................................      2.63     2.60     2.21
    Diluted.........................................      2.60     2.56     2.19
   Net income:
    Amount..........................................   244,441  337,743  311,372
    Per Share:
    Basic...........................................      1.75     2.43     2.19
    Diluted.........................................      1.73     2.39     2.17

  Insurance Operations. Revenues in 1998 were $2.16 billion, growing 4% over 1997 revenues of $2.07 billion. Revenues rose 3% in 1997 over 1996 revenues of $2.02 million. After adjustment for realized investment gains and losses in each year, revenues gained 5% in 1998 from $2.11 billion in 1997 to $2.22 billion in 1998. They rose 5% in 1997 over the prior year. Total premium increased $76 million or 5% in 1998, accounting for 70% of the $107 million increase in total revenues excluding realized gains and losses. Life insurance premium increased $50 million, or 5% and health premium grew $20 million or 3% in 1998. Net investment income increased 7% in 1998 to $460 million.

  The $97 million or 5% growth in 1997 revenues excluding realized investment gains and losses resulted largely from the increase in life premium of $55 million or 6%. Investment income, which rose 7%, also contributed $29 million to 1997 revenue growth.

  Other operating expenses have declined in both 1998 and 1997 from the respective prior year. They declined from $120 million in 1997 to $117 million in 1998. In 1997, expenses declined $6 million or 5%, primarily due to a reduction in litigation expense. As a percentage of revenues, excluding realized gains and losses, other operating expenses declined in each period and were 5.3% in 1998, 5.6% in 1997, and 6.2% in 1996. Other operating expenses consist of insurance administrative expenses and expenses of the parent company. The components of Torchmark's revenues and operations are described in more detail in the discussion of Insurance and Investment segments found on pages 20 through 30 of this report.

  The effective tax rate for Torchmark was 34.5% in 1998, compared with 35.3% in 1997 and 35.8% in 1996. Excluding goodwill, the effective tax rates for insurance operations were 33.0%, 32.9%, and 33.5% in 1998, 1997 and 1996, respectively. The 1997 decline in the effective rate resulted from additional energy tax credits that were available as a part of the consideration from the 1996 disposition of the energy segment.

  The following table is a summary of Torchmark's continuing insurance net operating income. Net underwriting income is defined by Torchmark management as premium income less net policy obligations, commissions, acquisition expenses, and insurance administrative expenses. Excess investment income is defined as tax equivalent net investment income reduced by the interest credited to net policy liabilities and financing costs. Financing costs include the interest on Torchmark's debt and the net cost of the Monthly Income Preferred Securities ("MIPS").

                   Summary of Insurance Net Operating Income
                         (Dollar amounts in thousands)

                                1998              1997              1996
                           ----------------  ----------------  ----------------
                                      % of              % of              % of
                            Amount    Total   Amount    Total   Amount    Total
                           ---------  -----  ---------  -----  ---------  -----
Insurance underwriting
 income before other
 income and administra-
 tive expenses:
  Life...................  $ 252,556   60.8% $ 241,038   60.0% $ 222,004   57.5%
  Health.................    139,445   33.6    141,540   35.3    148,097   38.4
  Annuity................     23,423    5.6     19,025    4.7     15,960    4.1
  Other..................          0                 7                18
                           ---------         ---------         ---------
 Total ..................    415,424  100.0%   401,610  100.0%   386,079  100.0%
                                      =====             =====             =====
 Other income............      4,488             3,141             2,936
 Administrative expenses.   (102,559)         (101,950)         (108,020)
                           ---------         ---------         ---------
Insurance underwriting
 income excluding
 Family Service..........    317,353           302,801           280,995
Insurance underwriting
 income--Family Service..      1,393             3,685             4,200

Excess investment income.    206,119           143,476           118,872
Corporate expense........    (12,061)          (13,953)          (13,798)
Goodwill amortization....    (12,075)          (12,074)          (12,074)
Tax equivalency adjust-
 ment....................    (11,143)           (9,951)          (10,638)
                           ---------         ---------         ---------
 Pretax insurance net op-
  erating income.........    489,586           413,984           367,557
Income tax...............   (165,271)         (140,254)         (126,920)
                           ---------         ---------         ---------
Insurance net operating
 income..................  $ 324,315         $ 273,730         $ 240,637
                           =========         =========         =========
Insurance net operating
 income per diluted
 share...................  $    2.29         $    1.94         $    1.67
                           =========         =========         =========

  Pretax insurance net operating income rose 18% in 1998 after a 13% increase in 1997 due to increases in both periods in insurance underwriting income and investment results and declines in financing costs. Torchmark's core operations are segmented into insurance underwriting operations and investment operations. Insurance underwriting activities are further segmented into life insurance, health insurance, and annuity product groups. A discussion of each of Torchmark's segments follows.

  Life insurance. Life insurance is Torchmark's largest segment, with life premium representing 55% of total premium and life underwriting income before other income and administrative expense representing 61% of the total. Sales of this group of products continues to be emphasized because of its higher underwriting margins and larger asset base resulting from higher reserve levels. A larger asset base provides Torchmark the opportunity to increase investment income.

  Life insurance premium increased 5% in 1998 to $960 million from $910 million in 1997. Life premium rose 6% in 1997. Sales of life insurance, in terms of annualized premium, were $244 million in 1998, increasing 6% over 1997 sales of $230 million. This compares with 7% growth in 1997 sales over 1996. Annualized life premium in force was $1.06 billion at December 31, 1998, compared with $1.01 billion at 1997 year end, an increase of 5%. Annualized premium grew 6% in 1997 from $947 million at year-end 1996. Annualized premium in force and issued data includes amounts collected on certain interest-sensitive life products which are not recorded as premium income but excludes single-premium income and policy account charges.

  The sale of Family Service on June 1, 1998 caused some distortion in life insurance results for 1998. Excluding Family Service operations, life insurance premium income would have increased 6% to $957 million in 1998 and 7% to $901 million in 1997. Annualized life premium in force would have increased 6% in 1998 and 7% in 1997.

  Life insurance products are marketed through a variety of distribution channels. The following table presents life insurance premium by distribution method excluding Family Service during each of the three years ended
December 31, 1998.

                                LIFE INSURANCE
                        Premium by Distribution Method
                         (Dollar amounts in thousands)

                                     1998            1997            1996
                                --------------  --------------  --------------
                                         % of            % of            % of
                                 Amount  Total   Amount  Total   Amount  Total
                                -------- -----  -------- -----  -------- -----
United American Independent
 Agency........................ $ 36,925   3.9% $ 36,810   4.1% $ 33,404   4.0%
United American Exclusive
 Agency........................   18,798   2.0    18,243   2.0    15,767   1.9
Direct Response................  221,371  23.1   195,393  21.7   171,983  20.4
Liberty National Exclusive
 Agency........................  281,145  29.4   280,519  31.1   279,637  33.2
American Income Exclusive
 Agency........................  204,310  21.3   190,681  21.2   173,700  20.6
Military Independent Agency....   92,204   9.6    79,631   8.8    71,223   8.4
United Investors Exclusive
 Agency........................   81,620   8.5    77,986   8.7    73,836   8.8
Other..........................   20,901   2.2    21,924   2.4    22,636   2.7
                                -------- -----  -------- -----  -------- -----
                                $957,274 100.0% $901,187 100.0% $842,186 100.0%
                                ======== =====  ======== =====  ======== =====

  Direct Response marketing is conducted through direct mail, co-op mailings, television and consumer magazine advertising, and direct mail solicitations endorsed by groups, unions and associations. It markets a line of primarily life products to juveniles and adults with face amounts of less than $10 thousand on average. The Direct Response operation is a profitable distribution channel for Torchmark characterized by lower acquisition costs than Torchmark's agency-based marketing systems. Direct Response life operations have grown rapidly since the early 1990's when new direct distribution media and target markets were added. Prior to that time, the primary product was a direct mail juvenile life product. In both 1997 and 1998, this distribution center had Torchmark's highest growth in life insurance premium in dollar amount and accounted for over 23% of Torchmark's life insurance premium during 1998. Direct Response premium was $221 million in 1998, increasing 13% over 1997 premium of $195 million. Direct Response life premium in 1997 grew 14% over 1996 premium of $172 million.

  Leading the other distribution channels, annualized premium sold by the Direct Response operation was $94 million in 1998, rising 18% over 1997 sales of $79 million. The 1997 sales increased 28% over 1996 sales of $62 million. Direct Response life annualized premium in force rose 12% to $260 million at December 31, 1998 from $233 million a year earlier. At December 31, 1998, Direct Response life annualized premium in force was second only to that of the Liberty National Exclusive Agency. Direct Response life insurance annualized premium in force grew 15% in 1997.

  In addition to growth in life insurance sales and premium, the Direct Response operation has promoted growth in some of Torchmark's agent-based distribution channels through providing marketing support. Direct Response marketing support directly contributed to the increase in health sales by the United American Exclusive Agency and its resulting agent recruiting success. Methods to extend Direct Response marketing support to other Torchmark agent-based distribution channels are being explored.

  The Liberty National Exclusive Agency distribution system represented Torchmark's largest portion of life insurance premium income in each of the three years presented, with 1998 premium of $281 million representing 29% of total life premium. The annualized life premium in force of the Liberty Agency was $298 million at year-end 1998, compared with $299 million and $298 million at year-ends 1997 and 1996, respectively. Life premium sales, in terms of annualized premium issued, grew 5% during 1998 to $46 million. This 1998 growth in life insurance sales compares to a decline in life sales during 1997 of 5% to $43 million. The turnaround in sales growth in the Liberty Agency was largely attributable to growth in the number of agents from 1,750 agents at year-end 1997 to 1,829 agents at year-end 1998, an increase of 5%. The number of first-year agents climbed 7% in 1998 to 804, after having increased 20% in 1997. New agent recruitment programs were implemented in late 1996 resulting in the new agent growth. Additionally, training programs have been employed to improve the retention of newly recruited agents. Management believes that the continued recruiting of new agents and the retention of productive agents are critical to the continued growth of sales in controlled agency distribution systems.

  The Liberty National Agency has completed the transition from a debit-style renewal premium collection system to a direct bill or bank draft collection system. As a result, less than 1% of premium was debit collected in 1998.

  Another of Torchmark's distribution channels for life insurance is a nationwide independent agency whose sales force is comprised of former commissioned and non-commissioned military officers who sell exclusively to commissioned and non-commissioned military officers and their families. This business is comprised of whole life products with term insurance riders. The quality of the business produced by this Military Agency is outstanding and is characterized by extremely low lapse rates. Life premium income from this distribution system grew 16% to $92 million in 1998, representing the largest percentage growth in life premium of any Torchmark distribution channel in 1998. Premium for this Agency rose 12% to $80 million in 1997. Annualized life premium in force for the Military distribution system grew 15% in 1998 to $99 million, after having increased 16% to $86 million in 1997. In both years this distribution system produced the greatest amount of growth in annualized life premium in force on a percentage basis. A major factor in this growth of in-force premium relates to the very high persistency associated with this business. Annualized premium sold during 1998 by this Agency was $17 million, an increase of 7% over sales of $16 million in 1997. Production almost doubled in 1997 from 1996 sales of $8 million.

  The American Income Exclusive Agency is a distribution system that focuses on members of labor unions, credit unions, and other associations for its life insurance sales. It is a high margin business characterized by lower policy obligation ratios. At December 31, 1998, premium from this system accounted for 21% of Torchmark's total life premium. American Income's premium increased 7% to $204 million in 1998, after having risen 10% in 1997 to $191 million. Annualized life premium in force was $216 million at year-end 1998, an increase of 6% over 1997 premium in force of $203 million. Annualized life premium in force rose 8% in 1997. Sales, in terms of annualized premium issued, were $54 million in 1998, $55 million in 1997, and $54 million in 1996. This Agency experienced a 12% decline in agents during 1998, contributing to the decline in sales. Management is currently implementing changes to American Income's marketing organization to focus on the recruitment and retention of agents.

  The United Investors Exclusive Agency is made up of Waddell & Reed sales representatives, who market the life insurance products of United Investors Life under a marketing agreement with Waddell & Reed. This Agency accounted for 9% of Torchmark's life premium in 1998. Premium income rose 5% in 1998 to $82 million, following a 6% increase in 1997 to $78 million. Sales growth in this Agency in terms of annualized premium issued was 50% in 1998, the highest life production of any Torchmark Agency in terms of percentage growth. Sales were $15 million in 1988, compared with $10 million in 1997. Annualized life premium in force increased 12% to $100 million at December 31, 1998, 9% of Torchmark's total life premium in force. In addition to the growth in life insurance sales, this agency has also increased production of variable life collections from $5 million in 1997 to $18 million in 1998, almost a fourfold increase. Although variable life collections are not included in premium in force data, they are indicative of growth in the variable life account balance. Indirectly, they add to premium revenue through the policy account charges for insurance coverage and administration as the account balance grows.

  The United American Independent and Exclusive Agencies represented about 6% of total life premium in 1998. On a combined basis, life premium rose 1% to $56 million in 1998. Premium for these agencies increased 12% in 1997 to $55 million.

                                LIFE INSURANCE
                              Summary of Results
                         (Dollar amounts in thousands)

                                1998               1997               1996
                          ------------------ ------------------ ------------------
                                      % of               % of               % of
                           Amount    Premium  Amount    Premium  Amount    Premium
                          ---------  ------- ---------  ------- ---------  -------
Premium and policy
 charges................  $ 957,274   100.0% $ 901,187   100.0% $ 842,186   100.0%
Policy obligations......    618,867    64.7    574,139    63.7    538,233    63.9
Required reserve
 interest...............   (215,185)  (22.5)  (199,339)  (22.1)  (186,306)  (22.1)
                          ---------   -----  ---------   -----  ---------   -----
 Net policy obligations.    403,682    42.2    374,800    41.6    351,927    41.8
Amortization of
 acquisition costs......    158,298    16.5    149,358    16.6    138,553    16.5
Commissions and premium
 taxes..................     57,364     6.0     55,019     6.1     53,747     6.4
Required interest on
 deferred acquisition
 costs..................     85,374     8.9     80,972     9.0     75,955     9.0
                          ---------   -----  ---------   -----  ---------   -----
 Total expense..........    704,718    73.6    660,149    73.3    620,182    73.7
                          ---------   -----  ---------   -----  ---------   -----
Insurance underwriting
 income before other
 income and
 administrative expense,
 excluding Family
 Service................    252,556    26.4%   241,038    26.7%   222,004    26.3%
                                      =====              =====              =====
Family Service insurance
 underwriting income
 before other income and
 administrative expense.      2,187              5,650              5,689
                          ---------          ---------          ---------

Insurance underwriting
 income before other
 income and
 administrative expense.  $ 254,743          $ 246,688          $ 227,693
                          =========          =========          =========

  Life insurance gross margins, as indicated by insurance underwriting income before other income and administrative expense as a percentage of premium, have remained at approximately 27% throughout the three-year period measured. The underwriting margin rose 3% in 1998 to $255 million, after having increased 8% to $247 million in 1997. Excluding Family Service, the underwriting margin increased 5% in 1998 to $253 million and 9% in 1997 to $241 million. Obligation ratios for life business rose slightly in 1998, caused by an increase in mortality. Fluctuations in mortality are normal in the life insurance industry and are not indicative of a trend.

  Health Insurance. Torchmark markets its supplemental health insurance products through a number of distribution channels. The following table indicates health insurance premium income during each of the three years ended December 31, 1998 by distribution method.

                               HEALTH INSURANCE
                        Premium by Distribution Method
                         (Dollar amounts in thousands)

                                      1998            1997            1996
                                 --------------  --------------  --------------
                                          % of            % of            % of
                                  Amount  Total   Amount  Total   Amount  Total
                                 -------- -----  -------- -----  -------- -----
United American Independent
 Agency........................  $417,556  54.9% $428,775  58.0% $440,862  60.2%
United American Exclusive Agen-
 cy............................   150,602  19.8   132,426  17.9   124,037  16.9
Liberty National Exclusive
 Agency........................   135,861  17.9   125,701  17.0   120,028  16.4
American Income Exclusive Agen-
 cy............................    47,074   6.2    46,116   6.2    44,172   6.0
Direct Response................     8,817   1.2     6,467   0.9     3,519   0.5
                                 -------- -----  -------- -----  -------- -----
                                 $759,910 100.0% $739,485 100.0% $732,618 100.0%
                                 ======== =====  ======== =====  ======== =====

  Health insurance premium increased 3% to $760 million in 1998 over 1997 premium of $739 million. In 1997, health premium rose 1% over 1996 premium. However, 1997 was the first year since 1993 that Torchmark recorded a year-over-year increase in premium for this segment. Annualized health premium in force grew 5% to $797 million at December 31, 1998 over the previous year-end balance of $762 million. Health premium in force rose 2% during 1997. Sales of health premium, in terms of annualized premium issued, were $139 million in 1998, increasing 30% over 1997 sales of $107 million. Sales in 1997 grew 6% over the prior year. Sales of health insurance have accelerated greatly in the past two years due to increases in sales of Medicare Supplement policies. Prior to 1997, Torchmark had not experienced year-over-year sales growth in health insurance for five years.

  Health products sold by Torchmark insurance companies include Medicare Supplement, cancer, long-term care, and other under-age-65 limited-benefit supplemental medical and hospitalization products. As a percentage of annualized health premium in force at December 31, 1998, Medicare Supplement accounted for 69%, cancer 18%, and other health products 13%. Medicare Supplement and cancer annualized premium in force was $554 million and $145 million, respectively, at December 31, 1998.

  Medicare Supplement insurance is sold primarily by the United American Exclusive Agency and the United American Independent Agency. While health sales in both Agencies have grown in the past three years, sales by the Exclusive Agency exceeded the health sales of the Independent Agency in 1998. This Agency sold $64 million in annualized health premium in 1998, a 62% gain over the prior year. Health sales of $40 million in 1997 rose 26% over 1996 sales. This Agency accounted for $18 million of the $20 million in health premium growth in 1998. It also was instrumental in health annualized premium growth in both 1998 and 1997, accounting for $31 million of the $35 million growth during 1998 in in-force premium and adding $11 million to annualized health premium in force in 1997. One factor in the growth in Medicare Supplement sales in the United American Exclusive Agency is the targeted marketing support provided by the Direct Response operation.

  The United American Independent Agency continues to represent the largest amount of Torchmark's health premium in force. The Agency's $426 million of annualized health premium in force at December 31, 1998, of which $399 million was Medicare Supplement premium in force, was 54% of Torchmark's total health premium in force. Medicare Supplement sales by the United American Independent Agency were $38 million in 1998, a 47% increase over 1997. In spite of increased Medicare Supplement sales, Medicare Supplement annualized premium in force for the United American Independent Agency remained level at year-end 1998 compared with year-end 1997. This occurred because recent years' increases in sales resulting in additions to in force policies have been offset by normal lapses occurring in the large, aging block of in force Medicare Supplement policies.

  Medicare Supplement policies are highly regulated at both the federal and state levels with limits on agent compensation and mandated minimum loss ratios. However, they remain a popular supplemental health policy with the country's large and growing group of Medicare beneficiaries. About 85% of all Medicare beneficiaries obtain Medicare supplements to cover at least some of the deductibles and coinsurance for which the federal Medicare program does not pay. During the last few years, Torchmark has focused on developing its United American Exclusive Agency to serve this market. Using the Direct Response operation, both targeted marketing support and increased agent recruiting have successfully led to increased sales. Because of loss ratio regulation, underwriting margins on Medicare supplements are less than on Torchmark's life business. However, due to United American's low cost, service-oriented customer service and claims administration, as well as its economies of scale, it is a profitable line of business.

  Until recently the primary competition for Medicare Supplement sales had come from Medicare health maintenance organizations (HMO's), the managed care alternative to traditional fee-for-service Medicare which eliminated the need for a supplemental policy. However, in the last few years, growing public dissatisfaction with managed care, increased medical cost inflation and increased federal government regulatory pressures on Medicare HMO's have caused an increasing number of HMO's to withdraw from the market, reducing that competition. Other regulatory issues continue to affect the Medicare Supplement market. Medical cost inflation and changes to the Medicare program cause the need for annual rate increases, which generally require state insurance department approval. In addition, Congress and the Federal Administration have begun studying ways to finance the Medicare program in the future as it is anticipated that the program could be insolvent within the next decade. This would occur because of the growth in the number of "baby boomers" becoming eligible for Medicare during that period and increasing medical cost inflation generally due to increased utilization. Therefore, it is likely that changes will be made to the Medicare program at sometime in the future. However, regardless of proposed changes, it appears that there will continue to be an important role for private insurers in helping senior citizens cover their healthcare costs. As a result, Medicare Supplements should continue as a popular product for senior-age consumers.

  Cancer insurance premium in force grew 5% in 1998 to $145 million, compared with 15% growth in 1997. Sales of this product declined 5% from 1997 sales of $11 million to $10 million. Sales in 1996 were also $11 million. Growth in cancer annualized premium in force has been attributable in large part to premium rate increases to offset increased health care costs. Cancer insurance products are sold primarily by the Liberty National Exclusive Agency. This Agency represented 85% of Torchmark's total cancer annualized premium in force at December 31, 1998.

  Annualized premium in force for other health products declined 4% in 1998 to $98 million, after declining 2% in 1997. Other health sales declined 15% in 1998 to $26 million. Sales increased in 1997, however, with annualized premium issued rising 26% to $31 million. A large factor in the 1997 sales increase was the increased issue of a limited-benefit hospital-surgical product sold by the United American Independent Agency. With the resurgence of Medicare Supplement sales opportunities, the emphasis of the United American Independent Agency during 1998 returned to Medicare Supplement and less on other health products. As a result, sales and annualized premium in force by this agency of other health products declined as compared with 1997.

                               HEALTH INSURANCE
                              Summary of Results
                         (Dollar amounts in thousands)

                                1998              1997              1996
                          ----------------- ----------------- -----------------
                                     % of              % of              % of
                           Amount   Premium  Amount   Premium  Amount   Premium
                          --------  ------- --------  ------- --------  -------
Premium.................. $759,910   100.0% $739,485   100.0% $732,618   100.0%
Policy obligations.......  482,496    63.5   462,967    62.6   448,346    61.2
Required reserve inter-
 est.....................  (20,440)   (2.7)  (21,644)   (2.9)  (26,137)   (3.6)
                          --------   -----  --------   -----  --------   -----
Net policy obligations...  462,056    60.8   441,323    59.7   422,209    57.6
Amortization of acquisi-
 tion costs..............   59,208     7.8    58,473     7.9    63,150     8.6
Commissions and premium
 taxes...................   87,828    11.5    87,069    11.8    87,687    12.0
Required interest on de-
 ferred acquisition
 costs...................   11,373     1.5    11,080     1.5    11,475     1.6
                          --------   -----  --------   -----  --------   -----
 Total expense...........  620,465    81.6   597,945    80.9   584,521    79.8
                          --------   -----  --------   -----  --------   -----
Insurance underwriting
 income before other
 income and
 administrative expense.. $139,445    18.4% $141,540    19.1% $148,097    20.2%
                          ========   =====  ========   =====  ========   =====

  Health insurance underwriting income before other income and administrative expense declined 1% in 1998 to $139 million, after having declined 4% in 1997. As a percentage of premium, underwriting income before other income and administrative expense declined 1% in the years 1998 and 1997 from the prior year, respectively. Margins have lagged premium growth because of higher obligation costs. Medicare Supplement margins are restrained by the Federally mandated minimum loss ratio of 65% and by competition. Cancer obligation ratios have increased in each year because of healthcare inflationary pressures. To the extent management is able to obtain timely and adequate premium rate increases from regulatory authorities to offset these cost increases, margins may be stabilized on cancer business. Torchmark continues to seek such rate increases.

  Annuities. Annuity products are marketed by Torchmark to service a variety of needs, including retirement income and long-term, tax-deferred growth opportunities. Torchmark's annuities are sold almost entirely by the United Investors' Exclusive Agency. This agency consists of the Waddell & Reed sales force which markets United Investors' annuities and other products under a marketing agreement. In 1998, this agency collected $309 million of Torchmark's total $368 million in annuity collections. The United Investors Agency accounted for 97% of total annuity policy charges in 1998.

  Annuities are sold on both a fixed and variable basis. Fixed annuity deposits are held and invested by Torchmark and are obligations of the company. Variable annuity deposits are invested at the policyholder's direction into his choice among a variety of mutual funds managed by Waddell & Reed, which vary in degree of investment risk and return. A fixed annuity investment account is also available as a variable annuity investment option. Investments pertaining to variable annuity deposits are reported as "Separate Account Assets" and the corresponding deposit balances for variable annuities are reported as "Separate Account Liabilities."

  Annuity premium is added to the annuity account balance as a deposit and is not reflected in income. Revenues on both fixed and variable annuities are derived from charges to the annuity account balances for insurance risk, administration, and surrender, depending on the structure of the contract. Variable accounts are also charged an investment fee and a sales charge. Torchmark benefits to the extent these policy charges exceed actual costs and to the extent actual investment income exceeds the investment income which is credited to fixed annuity policyholders.

  The following table presents the annuity account balance at each year end and the annuity collections for each year for both fixed and variable annuities, excluding Family Service.

                            Annuity Deposit Balances     Annuity Collections
                           -------------------------- --------------------------
                               (Dollar amounts in         (Dollar amounts in
                                   millions)                  thousands)
                             1998     1997     1996     1998     1997     1996
                           -------- -------- -------- -------- -------- --------
Fixed..................... $  647.3 $  611.0 $  571.9 $ 64,687 $ 76,930 $ 72,392
Variable..................  2,343.5  1,821.2  1,375.5  299,005  247,446  247,461
                           -------- -------- -------- -------- -------- --------
 Total.................... $2,990.8 $2,432.2 $1,947.4 $363,692 $324,376 $319,853
                           ======== ======== ======== ======== ======== ========

  Collections of fixed annuity premium were $65 million in 1998, compared with $77 million in 1997, a decline of 16%. Management believes that the low-interest environment in 1997 and 1998 has been a factor in the reduced sales of fixed annuities, as variable annuities and alternative investments have grown more attractive. Fixed annuity collections were $72 million in 1996. The fixed annuity deposit balance increased 6% in 1998 to $647 million at year end. It rose 7% in the prior period from $572 million at year-end 1996 to $611 million at the end of 1997.

  During 1998, Torchmark sold Family Service, a wholly-owned provider of preneed annuities. While the sale of these preneed annuities had been discontinued in 1995, this block of annuities remained on deposit until Family was sold. At the date of sale, this deposit balance was approximately $396 million.

  Variable annuity collections rose 21% to $299 million in 1998. Variable collections were flat in 1997, compared with the prior year at $247 million. The strength in financial markets has had a positive influence on sales of variable annuities in both 1998 and 1997.

  The variable account balance has experienced rapid growth in recent years, rising 31% in 1996 to $1.4 billion at December 31, 1996, 32% in 1997 to $1.8 billion at year-end 1997, and 29% to $2.3 billion at the end of 1998. Strong financial markets in all of these periods contributed greatly to the growth. Variable accounts are valued based on the market values of the underlying securities. The additional collections in each year also added to the balances.

                                   ANNUITIES
                              Summary of Results
                         (Dollar amounts in thousands)

                                                     1998      1997      1996
                                                   --------  --------  --------
                                                    Amount    Amount    Amount
                                                   --------  --------  --------
Policy charges...................................  $ 33,594  $ 27,426  $ 21,029
Policy obligations...............................    34,662    34,631    32,085
Required reserve interest........................   (42,171)  (41,551)  (38,972)
                                                   --------  --------  --------
  Net policy obligations.........................    (7,509)   (6,920)   (6,887)
Amortization of acquisition costs................    11,561     9,660     7,280
Commissions and premium taxes....................       510       710       423
Required interest on deferred acquisition costs..     5,609     4,951     4,253
                                                   --------  --------  --------
  Total expense..................................    10,171     8,401     5,069
                                                   --------  --------  --------
Insurance underwriting income before other income
 and administrative expense, excluding Family
 Service.........................................    23,423    19,025    15,960
Family Service insurance underwriting income
 before
 other income and administrative expense.........        98       305       520
                                                   --------  --------  --------
Insurance underwriting income before other income
 and administrative expense......................  $ 23,521  $ 19,330  $ 16,480
                                                   ========  ========  ========

  Annuity underwriting income before other income and administrative expense has grown steadily throughout each of the years 1996 through 1998, increasing 22% to $24 million in 1998 and 17% to $19 million in 1997 over the respective prior year. Policy charges have also grown in each period, rising 22% in 1998 to $34 million and 30% in 1997 to $27 million. Growth in policy charges is primarily related to the growth in the size of the account balance, but is also attributable to the increase in the number of annuity contracts in force and the cumulative effect of the growth in sales over the past few years upon which the sales charge is based.

  Investments. The following table summarizes Torchmark's investment income and excess investment income.

                     Analysis of Excess Investment Income
                         (Dollar amounts in thousands)

                                              1998        1997        1996
                                           ----------  ----------  ----------
   Net investment income.................. $  459,558  $  429,116  $  399,551
   Tax equivalency adjustment.............     11,143       9,951      10,638
                                           ----------  ----------  ----------
    Tax equivalent investment income......    470,701     439,067     410,189
   Required interest on net insurance
    policy liabilities:
    Interest on reserves..................   (296,696)   (308,632)   (298,408)
    Interest on deferred acquisition
     costs................................    103,481     100,096      95,556
                                           ----------  ----------  ----------
      Net required........................   (193,215)   (208,536)   (202,852)
   Financing costs........................    (71,367)    (87,055)    (88,465)
                                           ----------  ----------  ----------
   Excess investment income............... $  206,119  $  143,476  $  118,872
                                           ==========  ==========  ==========
   Mean invested assets (at amortized
    cost)................................. $6,353,279  $6,058,037  $5,626,803
   Average net insurance policy
    liabilities...........................  3,261,982   3,468,702   3,312,575
   Average debt (including MIPS)..........  1,000,063   1,062,543   1,076,673

  Excess investment income represents the profit margin attributable to investment operations and cash flow management. It is defined as tax-equivalent investment income reduced by the interest cost credited to net policy liabilities and the interest cost associated with capital funding or "financing costs." Excess investment income is increased in a number of ways: an increase in investment yields over the rates credited to policyholders' liabilities or over the rates applicable to Torchmark debt, growth in assets in relation to policy liabilities and debt, and the efficient use of capital resources and cash flow.

  Net investment income rose 7% to $460 million in 1998, compared with an increase of 7% to $429 million in 1997. On a tax-equivalent basis, in which the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities, investment income also rose 7% in both 1998 and 1997. These increases in investment income resulted primarily from the growth in the invested asset base during each period. Mean invested assets increased 5% in 1998 and 8% in 1997. Asset growth in 1998 was caused primarily by the receipt of $481 million in proceeds from the Waddell & Reed offering in early 1998, offset somewhat by the sale of investments to repay debt and to buy Torchmark stock. The Family Service sale also negatively impacted 1998 net investment income due to the loss of approximately $778 million in invested assets at the date of the sale. Growth in 1997 excess investment income was due to the accumulation of the investments backing life reserves and the reinvestment of cash flow.

  The increases in excess investment income were greater than the growth in net investment income, however. In 1998, excess investment income increased 44% to $206 million. The $63 million increase in 1998 in excess investment income resulted primarily from the proceeds of the Waddell & Reed offering which provided Torchmark with $481 million in additional funds to invest or to apply to outstanding debt. There was also $7 million of interest income on an internal financing with Waddell & Reed included in 1998 income. Also in 1998, Torchmark essentially refinanced $380 million principal amount of its long-term debt with either short-term debt or lower-yielding investments sales, saving an average of 350 basis points in 1998 financing costs. The Family Services disposition had minimal impact on the change in excess investment income. The loss of Family's investment portfolio did result in a loss of net investment income, but this loss was offset by the reduction in required interest caused by the disposition of net policy obligations and the receipt of $140 million in proceeds from the sale which were added to investments.

  In 1997, the 21% growth in excess investment income resulted primarily from the greater growth in average invested assets relative to the growth in net policy liabilities. Also, financing costs declined 2% during the period as a result of debt paydowns.

  Torchmark's share repurchase program, which was renewed after the Waddell & Reed spin-off, had little impact on excess investment income in 1998 because purchases were made late in the year. However, in 1999, share purchases will negatively affect growth in excess investment income. While there is a cost of capital associated with share purchases, per share earnings could be improved.

  U. S. Treasury rates continued a downward trend in 1998. The rates on corporate and municipal securities did not decline to the same extent as treasuries, resulting in a "spread widening." For this reason, Torchmark was able to continue its fixed-maturity acquisition program relatively unchanged. Excluding Family Service, which was sold during 1998, acquisitions totaled $1.8 billion, compared with $1.7 billion for 1997. New fixed-maturity holdings were acquired at an average yield of 7.13% in 1998, compared with 7.29% for 1997 and 7.12% in 1996. The estimated average maturity of 1998 acquisitions was 20.7 years, compared with 13.3 years in 1997 and 7.8 years in 1996. Torchmark varies the maturities of its new investments based on a number of factors, including the level of rates and the slope of the prevailing yield curve in order to maximize investment value and return.

  With lower yields on acquisitions, the fixed maturity portfolio yield declined to 7.42% at December 31, 1998, slightly below the year earlier level of 7.49% and 7.54% at year-end 1996. The average life of the portfolio increased to 8.8 years, compared with 8.0 years at year-end 1997 and 7.8 years at year-end 1996. At year-end 1998, duration was 5.7 years, compared with 5.1 years in 1997 and 5.0 years in 1996. Emphasis continues to be on marketable, high quality investments. Over 93% of the portfolio is considered by Standard and Poor's to be investment grade, while 95% is considered investment grade by the NAIC.

  Torchmark considers its entire portfolio available for sale. It is therefore valued at market which fluctuates as interest rate changes occur. The portfolio's year-end 1998 unrealized gain of $249 million compares with an unrealized gain of $213 million at year-end 1997 and $63 million at year-end 1996. With the high quality and liquidity of its portfolio, Torchmark is able to minimize its holdings in short-term investments, which totaled $76 million at year-end 1998 and $66 million at year-end 1997. A substantial portion of the portfolio is expected to repay during the next several years.

                                                                   1998   1997
                                                                   -----  -----
      Short terms and under 1 year................................   7.8%   5.4%
      2-5 years...................................................  23.8   27.6
      6-10 years..................................................  31.8   43.8
      11-15 years.................................................   9.0   11.2
      16-20 years.................................................   3.8    3.7
      Over 20 years...............................................  23.8    8.3
                                                                   -----  -----
                                                                   100.0% 100.0%
                                                                   =====  =====

  Fixed maturity investments continued to represent 91% of investment assets at year-end 1998, which causes the percentage holdings of other type investments to vary from industry averages. The following table presents Torchmark's components of invested assets compared with the latest industry data:

                                                     Torchmark
                                                --------------------
                                                    Amount            Industry %
                                                (in thousands)   %       (1)
                                                -------------- -----  ----------
   Bonds & short terms.........................   $5,844,291    91.1%    74.8%
   Equities....................................        9,843      .2      4.4
   Mortgage loans..............................      124,072     1.9     11.6
   Real estate.................................      164,644     2.6      1.8
   Policy loans................................      233,765     3.6      5.8
   Other invested assets.......................       35,976      .6      1.6
                                                  ----------   -----    -----
                                                  $6,412,591   100.0%   100.0%
                                                  ==========   =====    =====

--------
(1) Latest data available from the American Council of Life Insurance.

  Market Risk Sensitivity. Market risk is a risk that the value of a security will change because of a change in market conditions. Torchmark's primary exposure to market risk is interest rate risk which is the risk that a change in a securities' value could occur from a change in interest rates. This risk is significant to Torchmark's investment portfolio because its fixed-income holdings amount to 91% of total investments. The effects of these interest rate fluctuations on fixed investments are reflected on an after-tax basis in Torchmark's shareholders' equity from marking these investments to market.

  The actual interest rate risk to Torchmark is reduced because the effect that changes in rates have on assets is offset by the effect they have on insurance liabilities and on debt. Interest assumptions are used to compute the majority of Torchmark's insurance liabilities. These liabilities, net of deferred acquisition costs, were $3.3 billion at December 31, 1998, compared with fixed income investments of $5.5 billion at amortized cost at the same date. Because of the long-term nature of insurance liabilities, temporary changes in value caused by rate fluctuations have little bearing on ultimate obligations. These liabilities are not marked to market.

  Market risk is managed in a manner consistent with Torchmark's investment objectives. Torchmark seeks to maintain a portfolio of high-quality fixed-maturity assets that may be sold in response to changing market conditions. A significant change in the level of interest rates, changes in credit quality of individual securities, or changes in the relative values of a security or asset sector are the primary factors that influence such sales. Occasionally, the need to raise cash for various operating commitments may also necessitate the sale of a security. Volatility in the value of Torchmark's fixed-income holdings is reduced by maintaining a relatively short-term portfolio, of which 63% matures within ten years. Also, the portfolio and market conditions are constantly evaluated for appropriate action.

  No derivative instruments are used to manage Torchmark's exposure to market risk in the investment portfolio. A swap instrument was entered into to allow Torchmark to participate in the downward trend in interest rates in connection with its MIPS as discussed in the Notes to the Consolidated Financial Statement on page 63 of this report and in Capital Resources on page 32 of this report. A cap instrument was also entered into to protect Torchmark from the market risk on an increase in rates associated with the swap on this security.

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

  The following table illustrates the market risk sensitivity of Torchmark's interest-rate sensitive fixed-maturity portfolio at December 31, 1998. This table measures the effect of a change in interest rates (as represented by the U.S. Treasury curve) on the fair value of Torchmark's fixed-maturity portfolio. The data is prepared through a model that measures the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points. It takes into account the effect that special option features such as call options, put options, and unscheduled repayments would have on the portfolio, given the changes in rates. The valuation of these option features is dependent upon assumptions about future interest rate volatility that are based on past performance.

          Change
            in
         Interest
          Rates     Market Value of
           (in      Fixed-Maturity
          basis        Portfolio
         points)     ($ millions)
         --------   ---------------
           -200         $6,476
           -100          6,108
              0          5,768
            100          5,450
            200          5,147

                              FINANCIAL CONDITION

  Liquidity. Liquidity pertains to an institution's ability to meet on demand the cash commitments required by its business operations and financial obligations. Torchmark is highly liquid, as evidenced by its three sources of liquidity: its positive cash flow from operations, its portfolio of marketable securities, and its line of credit facility.

  Torchmark's insurance operations generate positive cash flows in excess of its immediate needs. Cash flows provided from operations were $398 million in 1998, compared with $410 million in 1997 and $327 million in 1996. In addition to operating cash flows, Torchmark received $474 million in investment maturities and repayments during 1998, adding to available cash flows. Such repayments were $513 million in 1997 and $346 million in 1996. Cash flows in excess of immediate requirements are used to build an investment base to fund future requirements.

  Torchmark's cash and short-term investments were $81 million at December 31, 1998, compared with $77 million at year-end 1997. In addition to Torchmark's liquid assets, Torchmark has a portfolio of marketable fixed and equity securities which are available for sale should the need arise. These securities had a value of $5.8 billion at December 31, 1998.

  Torchmark has in place a line of credit facility with a group of lenders which allows unsecured borrowings up to a specified maximum amount. The maximum amount was increased during 1996 to $600 million and was at this level on December 31, 1998. Interest is charged at variable rates for borrowings. This line of credit is further designated as a backup credit line for a commercial paper program not to exceed $600 million, whereby Torchmark may borrow from either the credit line or issue commercial paper at any time but may not borrow in excess of a total of $600 million on the combined facilities. At December 31, 1998, $357 million in face amount of commercial paper was outstanding and there were no borrowings on the line of credit. A fee is charged on the entire $600 million facility. In accordance with the agreements, Torchmark is subject to certain covenants regarding capitalization and earnings. At December 31, 1998, Torchmark was in full compliance with these covenants.

  Liquidity of the parent company is affected by the ability of the subsidiaries to pay dividends. Dividends are paid by subsidiaries to the parent in order to meet its dividend payments on common and preferred stock, interest and principal repayment requirements on parent-company debt, and operating expenses of the parent company. Dividends from insurance subsidiaries of Torchmark are limited to the greater of statutory net gain from operations, excluding capital gains and losses, on an annual noncumulative basis or 10% of surplus, in the absence of special approval, and distributions are not permitted in excess of statutory net worth. Subsidiaries are also subject to certain minimum capital requirements. Although these restrictions exist, dividend availability from subsidiaries has been and is expected to be more than adequate for parent- company operations. During 1999, a maximum amount of $258 million will be available to Torchmark from insurance subsidiaries without regulatory approval.

  Capital Resources. Torchmark's capital structure consists of long and short-term debt, MIPS, and shareholders' equity. Torchmark's debt consists primarily of its funded debt and its commercial paper facility. An analysis of Torchmark's funded debt outstanding at year-ends 1998 and 1997 on the basis of par value is as follows:

                                                         1998          1997
                                                     ------------- -------------
                                                       Principal     Principal
                                         Year           Amount        Amount
      Instrument                         Due  Rate   ($ thousands) ($ thousands)
      ----------                         ---- -----  ------------- -------------
   Sinking Fund Debentures.............. 2017 8 5/8%   $    -0-      $ 180,000
   Senior Notes......................... 1998 9 5/8         -0-        200,000
   Senior Debentures.................... 2009 8 1/4      99,450         99,450
   Notes................................ 2023 7 7/8     200,000        200,000
   Notes................................ 2013 7 3/8     100,000        100,000
                                                       --------      ---------
   Total funded debt....................                399,450        779,450
   Current maturity of long-term debt...                    -0-       (208,000)
   Debt held by subsidiaries............                (10,828)           -0-
                                                       --------      ---------
   Long-term debt.......................               $388,622      $ 571,450
                                                       ========      =========

  The carrying value of the funded debt was $383 million at December 31, 1998, compared with $772 million a year earlier.

  During 1998, Torchmark received approximately $481 million in intercompany note repayments from Waddell & Reed as a result of their initial public offering. Torchmark utilized a portion of these funds to pay down funded debt. It has also taken advantage of the lower interest rate environment in 1998 to refinance existing funded debt at lower short-term rates. In early 1998, Torchmark repaid $20 million principal amount on its 8 5/8% Sinking Fund Debentures due in 2017, of which $8 million was a mandatory redemption and $12 million was an optional repayment under the terms of the agreement. On April 1, 1998, Torchmark called the remaining $160 million principal balance of this debt at the prevailing call price of 103.76, or $166 million. A loss on the redemption of debt was recorded in the second quarter of 1998 in the after-tax amount of $5 million, representing the difference between the total call price and the carrying value of $158 million. In addition to the call, Torchmark's 9 5/8% Senior Notes, principal amount $200 million, matured on May 1, 1998. Torchmark borrowed on its commercial paper facility to repay the Sinking Fund Debentures that were called and to repay its Senior Notes upon maturity with accrued interest, in the combined amount of $377 million. Additionally, in October, 1998, Torchmark, through a subsidiary, acquired $10.8 million principal amount of its 7 7/8% notes due 2023 in the open market at a cost of $10.6 million.

  During 1997, Torchmark repaid $20 million principal amount on its Sinking Fund Debentures due In 2017, of which $8 million was a mandatory redemption and $12 million was an optional repayment under the terms of the agreement. It also repaid $550 thousand principal amount of its Senior Debentures in 1996 under the terms of a put provision.

  The MIPS were issued in November, 1994 at a redemption amount of $200 million with an annual dividend rate of 9.18%. They are subject to a mandatory redemption in full at September 30, 2024, although Torchmark may elect to extend the MIPS for up to an additional 20 years if certain conditions are met. They are redeemable at Torchmark's option at any time after September 30, 1999. While Torchmark is obligated to pay dividends at a fixed rate of 9.18%, Torchmark has in place a ten-year interest-rate swap agreement with an unaffiliated party to reduce financing costs. The swap expires in 2004. The swap agreement calls for Torchmark to pay a variable rate on the $200 million face amount in exchange for payment of the fixed dividend by the other party. Torchmark is at risk on this instrument for higher financing costs to the extent interest rates rise during the remaining term. This risk is limited, however, by a five-year interest-rate cap which Torchmark acquired in conjunction with the swap agreement that insures the variable rate cannot exceed 10.39%. The cap expires on September 30, 1999. At December 31, 1998, the variable rate was 7.02%. During 1998, Torchmark's after-tax dividend cost for the MIPS was $9.8 million, compared with $11.9 million that would have been incurred without the swap and cap transactions. Torchmark's after-tax cost in 1997 was $9.9 million and in 1996 was $9.7 million, saving $2.0 million and $2.2 million in each of those years, respectively.

  Torchmark reduced its shareholder cash dividend paid in the fourth quarter of 1998 to $.13 per share from $.15 paid in the previous four quarters. The fourth quarter 1998 dividend was paid prior to the spin-off of Waddell & Reed. Because the dividend Waddell & Reed pays on its shares represents approximately $.04 per Torchmark share, Torchmark's quarterly dividend is expected to be $.09 per share each quarter in 1999.

  Torchmark resumed its share buyback program in November, 1998 after completion of the Waddell & Reed spin-off. Purchases of 3.4 million shares were made on the open market during November and December of 1998 at a cost of $126 million. Funds for these purchases were derived primarily from the sale of investments. During 1997, Torchmark acquired 5.2 million shares at a cost of $183 million. Share purchases of 4.6 million shares were made in 1996 for $107 million. Torchmark will continue to make share purchases under its share repurchase program on the open market when prices are attractive. Share purchases have a favorable impact on earnings per share and return on equity, but negatively affect book value per share.

  Short-term debt consists primarily of Torchmark's commercial paper outstanding but also includes the current maturity of long-term debt. The commercial paper balance outstanding at December 31, 1998 was $355 million at carrying value, compared with a balance of $139 million a year earlier. As previously noted, Torchmark essentially refinanced $360 million face amount of funded debt with additional short-term borrowings. These borrowings were offset somewhat by the use of $82 million in Waddell & Reed offering proceeds for repayment. The commercial paper borrowing balance fluctuates based on Torchmark's current cash needs. There was no current maturity of long-term debt at year-end 1998, compared with $208 million a year earlier.

  Shareholders' equity increased 17% to $2.26 billion at December 31, 1998, over December 31, 1997 shareholders' equity of $1.93 billion. Growth in shareholders' equity was greatly impacted by the Waddell & Reed offering and spin-off in 1998. Proceeds from the March, 1998 offering added $516 million to Torchmark's shareholders' equity, but equity was reduced by $90 million of minority interest at the time of the offering representing the 36% of Waddell & Reed that Torchmark no longer owned. Additionally, the November, 1998 spin-off caused a reduction in Torchmark's equity of $174 million, representing its carrying value of Waddell & Reed at the time of the spin. Book value per share was $16.51 at 1998 year end, compared with $13.80 at year-end 1997. After adjusting for the impact on shareholders' equity for security value fluctuations due to changes in interest rates in financial markets, book value per share was $15.43 at year-end 1998, an increase of 20% over $12.90 at year-end 1997. Return on common shareholders' equity was 15.1% in 1998, compared with 18.2% in 1997. The return on equity ratios exclude the mark up or down of shareholders' equity for changes in security values caused by fluctuations in market interest rates. They also exclude all discontinued operations, equity in earnings of Vesta, and realized investment gains and losses.

  Total debt as a percentage of total capitalization continues to decline and was 24% at December 31, 1998. In the computation of this ratio, the MIPS are counted as equity and the effect of fluctuations in security values based on changes in interest rates in financial markets are excluded. This debt-to-capitalization ratio was 31% at year-end 1997 and 32% at year-end 1996. The 1998 decline in this ratio resulted primarily from the funded debt paydowns, net of the increase in short-term debt. The debt-to-capitalization ratio was also favorably impacted by the net increase in Torchmark's shareholders' equity resulting from the Waddell & Reed offering and spin-off. Torchmark's ratio of earnings before interest, taxes and discontinued operations to interest requirements also continues to improve and was 8.9 for 1998, compared with 6.5 in 1997 and 6.3 in 1996. Torchmark's interest expense declined 22% in 1998 from $72 million to $56 million. Interest expense was $74 million in 1996.

                                  OTHER ITEMS

  Transactions Regarding Vesta. Since 1993, Torchmark has held a passive investment in 5.1 million shares of Vesta, a property insurance carrier, representing approximately 28% of the outstanding shares of Vesta. In June, 1998, Vesta announced that (a) an investigation of accounting irregularities that occurred during the fourth quarter of 1997 and the first quarter of 1998 would result in an aggregate $14 million net after-tax reduction in previously reported net income, and, in addition, that (b) it would restate its historical financial statements for the period of 1993 through the first quarter of 1998, reflecting reductions in reported net after-tax earnings of $49 million for the period of 1993 through 1997 and $10 million for the first quarter of 1998. To reflect its pro rata share of Vesta's cumulative reported financial corrections, Torchmark recorded a pre-tax charge of $20 million ($13 million after tax) or $.09 per diluted share in the second quarter of 1998. Additionally, Vesta is now subject to numerous class action lawsuits in state and Federal courts filed subsequent to such announcements.

  During the fourth quarter of 1998, Torchmark announced it had entered into an agreement to sell approximately 1.8 million shares of Vesta common stock to an unaffiliated insurance carrier for $7.42 a share. In its fourth quarter Form 10Q, Torchmark reported its intent to sell its remaining Vesta shares and vacate the two Vesta board seats it occupied. In view of the pending transaction, Torchmark adjusted the carrying value of its holdings in Vesta to estimated net realizable value of $45 million, effective September 30, 1998. The adjustment produced an after-lax realized loss of $24 million or $.17 per Torchmark diluted share. Torchmark further reported that because of the agreement to sell the Vesta shares, the resulting writedown, and the vacating of the board seats, that Torchmark planned to discontinue equity-method accounting in accordance with accounting standards.

  As of December 31, 1998, the terms of the agreement were not met by the unaffiliated insurance carrier and the contract to sell the Vesta shares was terminated. In the meantime, on December 29, 1998, Torchmark sold 680 thousand Vesta shares to another unrelated institution at a price of $4.75 per share. Torchmark realized a $2 million after-tax loss on the sale. The sale reduced Torchmark's ownership of Vesta to 4.45 million shares or approximately 24% of Vesta at December 31, 1998. Because Torchmark's interest in Vesta exceeded 20% and the sale contract with the insurance carrier expired, Torchmark continued equity-method accounting for its holdings in Vesta. Torchmark's carrying value for Vesta continues to reflect the previously-taken writedown.

  Subsequent to Vesta's June, 1998 announcement involving the accounting irregularities and the financial restatements, Torchmark recorded its equity in Vesta's earnings in the quarter that Vesta reported those earnings. As a result, Torchmark's equity in Vesta's reported earnings during 1998, including the restatements, was a pretax loss of $27 million. Torchmark carried Vesta at a value of $32 million at December 31, 1998.

  Disposal of Energy Segment. On September 30, 1996, Torchmark completed the sale of its energy business segment including its energy asset management subsidiary, Torch Energy Advisors Incorporated ("TEAI"), and its Black Warrior coalbed methane investment. These operations, which were classified as discontinued operations in Torchmark's financial statements during the period prior to the sale, were sold to a TEAI management group. After the sale, Torchmark had no controlling ownership interest in any energy asset management organization.

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

  Torchmark is exposed to these risks should its computer systems fail due to date-related problems. Torchmark is also reliant on a number of third party businesses and governmental agencies with which it either interacts electronically or depends upon for services in the conduct of its business. These institutions include but are not limited to banks, financial institutions, telecommunication companies, utilities, mail delivery organizations, and a variety of governmental agencies. Should Torchmark's computer systems or the systems of its third-party business partners not be compliant, Torchmark may be exposed to considerable risks, including business interruption, loss of revenue, increased expense, loss of policyholders, and litigation.

  To reduce its business risk to an acceptable level, Torchmark has established a project plan to insure that the company's business-critical computer systems will be Year 2000 compliant. This plan also addresses third-party compliance issues. Under the direction of executive management, objectives and timetables have been set forth to achieve compliance in each geographic location where Torchmark operates. Progress toward achieving those objectives is constantly monitored. Torchmark currently expects the entire project, including all Year 2000 testing activities, to be completed during 1999.

  As of December 31, 1998, Torchmark remains on schedule to meet all of its Year 2000 compliance requirements. All known required software changes have been completed, and the related testing is in process with plans for completion in 1999. With regard to third party concerns, Torchmark has in process the following procedures:

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

  As an example of Torchmark's interface testing with selected third parties, Torchmark is utilizing electronic data from selected third parties in processing Medicare Supplement benefit data using Year 2000 test data. Torchmark is also arranging similar testing with a selected number of banks. While Torchmark is making every effort to verify the compliance of third parties, no assurances as to the compliance of their computer systems can be given.

  Torchmark has used primarily its own employees to complete its Year 2000 project. Other than completion of software testing, all significant Year 2000 project milestones for internal computer systems have been completed. Confirmation of third party compliance and electronic data interface testing with third parties is continuing with completion expected during 1999. Torchmark has spent $5 million on its Year 2000 project activities to date, including internal programming costs, outside contractors, and replacement costs. These costs have been expensed as incurred. Total project cost is expected to be approximately $6 million.

  Year 2000 contingency plans are being developed for critical risk areas. Management throughout the organization has established and documented a contingency plan for Torchmark's most critical systems and interfaces with business partners within each individual's responsibility. Such contingency plans include possible manual operation efforts, staff adjustments, outside services, and alternative procedures. These contingency plans will be maintained well into 2000.

                             NEW ACCOUNTING RULES

  Accounting for Derivative Instruments and Hedging Activities (FASB Statement No. 133) is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application of all of the provisions of this statement encouraged. Early adoption of selective provisions is prohibited. Prior periods may not be restated for comparability.

  This statement establishes standards for the accounting and reporting of derivative instruments. It requires that all derivatives be recognized as assets or liabilities on the balance sheet and be measured at fair value. Changes in the values of derivatives for the reporting period are reflected as adjustments to earnings through realized gains and losses. If certain conditions are met, a derivative may be designated as a hedge against exposure to market risks of other instruments or commitments, cash flow risks, or foreign currency risks. If a derivative is classified as a hedge, the adjustment to earnings is offset by a corresponding change in the value of the item hedged. Hedging relationships may be designated anew upon adoption of this statement.

  Statement 133 will have minimal impact on Torchmark's financial statements. Torchmark has negligible investments in derivative instruments, which are currently valued at fair value in its financial statements. Torchmark's use of derivatives for hedging purposes is very limited.

              Item 8. Financial Statements and Supplementary Data

                                                                           Page
                                                                           ----
Independent Auditors' Report..............................................  38
Consolidated Financial Statements:
 Consolidated Balance Sheet at December 31, 1998 and 1997.................  39
 Consolidated Statement of Operations for each of the years in the three-
  year period
  ended December 31, 1998.................................................  40
 Consolidated Statement of Comprehensive Income for each of the years in the three-year period ended December 31, 1998...........................  42
 Consolidated Statement of Shareholders' Equity for each of the years in the three-year
  period ended December 31, 1998..........................................  43
 Consolidated Statement of Cash Flow for each of the years in the three-
  year period
  ended December 31, 1998.................................................  44
 Notes to Consolidated Financial Statements...............................  46

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Torchmark Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                             KPMG PEAT MARWICK LLP

Birmingham, Alabama
January 29, 1999 except
for Note 17 which is
as of February 10, 1999

                             TORCHMARK CORPORATION
                           CONSOLIDATED BALANCE SHEET
              (Dollar amounts in thousands except per share data)

                                                          December 31,
                                                    --------------------------
                                                        1998          1997
                                                    ------------  ------------
Assets:
 Investments:
  Fixed maturities--available for sale, at fair
   value (cost: 1998--$5,519,772;
   1997--$5,628,924)............................... $  5,768,447  $  5,841,690
  Equity securities, at fair value (cost: 1998--
   $2,256; 1997--$3,284)...........................        9,843        12,404
  Mortgage loans on real estate, at cost (estimated
   fair value: 1998--$124,191;
   1997--$79,096)..................................      124,072        78,974
  Investment real estate, at cost (less allowance
   for depreciation: 1998--$40,828; 1997--$46,329).      164,644       167,297
  Policy loans.....................................      233,765       221,703
  Other long-term investments......................       35,976        74,433
  Short-term investments...........................       75,844        65,510
                                                    ------------  ------------
   Total investments...............................    6,412,591     6,462,011
 Cash .............................................        4,920        11,085
 Investment in unconsolidated subsidiaries.........       31,510       102,305
 Accrued investment income.........................       99,279       100,392
 Other receivables.................................      130,279       116,506
 Deferred acquisition costs........................    1,502,511     1,371,131
 Value of insurance purchased......................      170,640       216,988
 Property and equipment............................       39,080        37,100
 Goodwill..........................................      414,658       426,732
 Discontinued operations assets....................          -0-       387,910
 Other assets......................................       18,298        19,049
 Separate account assets...........................    2,425,262     1,876,439
                                                    ------------  ------------
   Total assets.................................... $ 11,249,028  $ 11,127,648
                                                    ============  ============
Liabilities:
 Future policy benefits............................  $ 4,595,567   $ 5,023,763
 Unearned and advance premiums.....................       85,923        83,722
 Policy claims and other benefits payable..........      194,965       228,754
 Other policyholders' funds........................       81,568        82,224
                                                    ------------  ------------
  Total policy liabilities.........................    4,958,023     5,418,463
 Accrued income taxes..............................      511,311       416,665
 Other liabilities.................................      162,831       378,696
 Short-term debt...................................      355,392       347,152
 Long-term debt (estimated fair value: 1998--
  $430,431; 1997--$600,319)........................      383,422       564,298
 Separate account liabilities......................    2,425,262     1,876,439
                                                    ------------  ------------
  Total liabilities................................    8,796,241     9,001,713
Commitments and contingencies
Monthly income preferred securities
 (estimated fair value: 1998--$205,040; 1997--
 $210,500).........................................      193,259       193,199
Shareholders' equity:
 Preferred stock, par value $1 per share--
  Authorized 5,000,000 shares; outstanding: -0- in
  1998 and in 1997.................................          -0-           -0-
 Common stock, par value $1 per share--Authorized
  320,000,000 shares; outstanding: 147,800,908
  issued less 10,951,933 held in treasury in 1998
  and 147,848,908 issued less 7,808,468 shares held
  in treasury in 1997..............................      147,801       147,849
 Additional paid-in capital........................      610,925       187,731
 Accumulated other comprehensive income............      144,501       136,926
 Retained earnings.................................    1,707,933     1,694,781
 Treasury stock....................................     (351,632)     (234,551)
                                                    ------------  ------------
  Total shareholders' equity.......................    2,259,528     1,932,736
                                                    ------------  ------------
  Total liabilities and shareholders' equity....... $ 11,249,028  $ 11,127,648
                                                    ============  ============

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Amounts in thousands except per share data)

                                                Year Ended December 31,
                                            ----------------------------------
                                               1998        1997        1996
                                            ----------  ----------  ----------
Revenue:
 Life premium.............................  $  959,766  $  909,992  $  854,897
 Health premium...........................     759,910     739,485     732,618
 Other premium............................      33,954      28,527      22,404
                                            ----------  ----------  ----------
   Total premium..........................   1,753,630   1,678,004   1,609,919
 Net investment income....................     459,558     429,116     399,551
 Realized investment gains (losses).......     (57,637)    (36,979)      5,830
 Other income.............................       2,325         962       1,116
                                            ----------  ----------  ----------
   Total revenue..........................   2,157,876   2,071,103   2,016,416
Benefits and expenses:
 Life policyholder benefits...............     625,272     591,867     558,436
 Health policyholder benefits.............     482,496     462,967     448,346
 Other policyholder benefits..............      42,508      54,066      51,302
                                            ----------  ----------  ----------
   Total policyholder benefits............   1,150,276   1,108,900   1,058,084
 Amortization of deferred acquisition
  costs...................................     231,024     224,738     218,826
 Commissions and premium taxes............     143,747     141,296     140,448
 Other operating expense..................     117,438     120,233     125,881
 Amortization of goodwill.................      12,075      12,074      12,074
 Interest expense.........................      56,325      71,863      73,611
                                            ----------  ----------  ----------
   Total benefits and expenses............   1,710,885   1,679,104   1,628,924
Income from continuing operations before
 income taxes, equity in earnings of
 unconsolidated subsidiaries, discontinued
 operations and extraordinary item........     446,991     391,999     387,492
Income taxes..............................    (154,338)   (138,409)   (138,676)
Equity in earnings (or losses) of Vesta...      (6,866)     16,714      13,654
Adjustment to carrying value of Vesta.....     (20,234)        -0-         -0-
Monthly income preferred securities
 dividend (net of tax)....................      (9,777)     (9,875)     (9,655)
                                            ----------  ----------  ----------
   Net income from continuing operations..     255,776     260,429     252,815
Discontinued operations of energy segment:
 Loss on disposal
  (less applicable income tax benefit of:
  1996--$15,813)..........................         -0-         -0-      (7,137)
Discontinued operations of Waddell & Reed:
 Income from operations (less applicable
  income tax expense of $42,932, $40,081,
  and $41,946 respectively)...............      47,868      77,314      65,694
 Loss on disposal (including income tax of
  $49,840)................................     (54,241)        -0-         -0-
                                            ----------  ----------  ----------
Net income before extraordinary item......     249,403     337,743     311,372
Loss on redemption of debt, (less
 applicable income tax benefit of $2,672).      (4,962)        -0-         -0-
                                            ----------  ----------  ----------
   Net income.............................  $  244,441  $  337,743  $  311,372
                                            ==========  ==========  ==========


                                  (Continued)

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
               CONSOLIDATED STATEMENT OF OPERATIONS--(Continued)
                  (Amounts in thousands except per share data)

                                                                Year Ended
                                                               December 31,
                                                             ------------------
                                                             1998   1997  1996
                                                             -----  ----- -----
Basic net income per share:
 Continuing operations...................................... $1.83  $1.87 $1.78
 Discontinued operations of energy segment:
  Loss on disposal..........................................   -0-    -0-  (.05)
 Discontinued operations of Waddell & Reed:
  Net income from operations................................   .34    .56   .46
  Loss on disposal..........................................  (.39)   -0-   -0-
                                                             -----  ----- -----
 Net income before extraordinary items......................  1.78   2.43  2.19
 Loss on redemption of debt.................................  (.03)   -0-   -0-
                                                             -----  ----- -----
   Net income per share..................................... $1.75  $2.43 $2.19
                                                             =====  ===== =====
Diluted net income per share:
 Continuing operations...................................... $1.81  $1.84 $1.76
 Discontinued operations of energy segment:
  Loss on disposal..........................................   -0-    -0-  (.05)
 Discontinued operations of Waddell & Reed:
  Net income from operations................................   .34    .55   .46
  Loss on disposal..........................................  (.38)   -0-   -0-
                                                             -----  ----- -----
 Net income before extraordinary items......................  1.77   2.39  2.17
 Loss on redemption of debt.................................  (.04)   -0-   -0-
                                                             -----  ----- -----
   Net income per share..................................... $1.73  $2.39 $2.17
                                                             =====  ===== =====


          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
Net income....................................... $244,441  $337,743  $311,372
Other comprehensive income:
  Unrealized investment gains (losses):
   Unrealized gains (losses) on securities:
    Unrealized holding gains arising during
     period......................................   54,217   125,820  (152,706)
    Reclassification adjustment for (gains)
     losses on securities included in net income.    8,519    29,967    (5,674)
    Reclassification adjustment for amortization
     of (discount) and premium...................   (2,999)   (2,751)   (5,422)
    Foreign exchange adjustment on securities
     marked to market............................    1,958     1,373       141
                                                  --------  --------  --------
                                                    61,695   154,409  (163,661)
   Unrealized gains (losses) on other
    investments..................................   (7,552)     (398)    1,894
   Unrealized gains (losses) on deferred
    acquisition costs............................   (3,091)  (13,324)   17,837
                                                  --------  --------  --------
    Total unrealized investment gains (losses)...   51,052   140,687  (143,930)
    Applicable tax...............................  (17,524)  (49,447)   50,375
                                                  --------  --------  --------
  Unrealized investment gains (losses), net of
   tax...........................................   33,528    91,240   (93,555)
  Foreign exchange translation adjustments, other
   than securities...............................   (2,081)   (1,585)      (24)
    Applicable tax...............................      -0-       -0-       -0-
                                                  --------  --------  --------
  Foreign exchange translation adjustments, net
   of tax........................................   (2,081)   (1,585)      (24)
  Unrealized gains (losses) on discontinued
   operations....................................  (12,100)    1,062      (274)
    Applicable tax...............................    4,235      (372)       96
                                                  --------  --------  --------
  Unrealized gains (losses) on discontinued
   operations, net of tax........................   (7,865)      690      (178)
                                                  --------  --------  --------
Other comprehensive income.......................   23,582    90,345   (93,757)
                                                  --------  --------  --------
    Comprehensive income......................... $268,023  $428,088  $217,615
                                                  ========  ========  ========



          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  (Amounts in thousands except per share data)

                                                                 Accumulated
                                                     Additional     Other                                Total
                                 Preferred  Common    Paid-in   Comprehensive  Retained   Treasury   Shareholders'
                                   Stock    Stock     Capital      Income      Earnings     Stock       Equity
                                 --------- --------  ---------- ------------- ----------  ---------  -------------
Year Ended December 31, 1996
Balance at January 1, 1996.....    $-0-    $ 73,784   $139,754    $140,338    $1,325,534  $ (90,458)  $1,588,952
Comprehensive income...........                                    (93,757)      311,372                 217,615
Common dividends declared
 ($0.58 a share)...............                                                  (82,320)                (82,320)
Acquisition of treasury stock--
 common........................                                                            (106,996)    (106,996)
Exercise of stock options......                          1,947                    (5,195)    15,340       12,092
                                   ----    --------   --------    --------    ----------  ---------   ----------
 Balance at December 31, 1996..     -0-      73,784    141,701      46,581     1,549,391   (182,114)   1,629,343
Year Ended December 31, 1997
Comprehensive income...........                                     90,345       337,743                 428,088
Common dividends declared
 ($0.585 a share)..............                                                  (81,793)                (81,793)
Two-for-one stock split in the
 form of a dividend............              73,784                              (73,784)                    -0-
Acquisition of treasury stock--
 common........................                                                            (182,903)    (182,903)
Exercise of stock options......                 281     44,011                   (36,776)   130,466      137,982
Grant of discounted options....                            372                                               372
Grant of deferred options......                          1,647                                             1,647
                                   ----    --------   --------    --------    ----------  ---------   ----------
 Balance at December 31, 1997..     -0-     147,849    187,731     136,926     1,694,781   (234,551)   1,932,736
Year Ended December 31, 1998
Comprehensive income...........                                     23,582       244,441                 268,023
Common dividends declared
 ($0.58 a share)...............                                                  (73,304)                (73,304)
Proceeds from Waddell & Reed
 initial public offering.......                        516,138                                           516,138
Distribution of Waddell & Reed.                                                 (174,113)               (174,113)
Minority interest--Waddell
 & Reed initial public
 offering......................                        (90,484)                                          (90,484)
Sale of Family Service.........                                    (16,007)       16,007                     -0-
Acquisition of treasury stock--
 common........................                                                            (125,875)    (125,875)
Grant of deferred stock
 options.......................                            319                                               319
Grant of restricted stock......                         (4,958)                    1,428      3,530          -0-
Conversion of restricted stock
 to Waddell & Reed shares......                 (48)        48                                               -0-
Expense of restricted stock
 grants and options............                            865                                               865
Exercise of stock options......                          1,266                    (1,307)     5,264        5,223
                                   ----    --------   --------    --------    ----------  ---------   ----------
 Balance at December 31, 1998..    $-0-    $147,801   $610,925    $144,501    $1,707,933  $(351,632)  $2,259,528
                                   ====    ========   ========    ========    ==========  =========   ==========

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOW
                             (Amounts in thousands)

                                                   Year ended December 31,
                                                -------------------------------
                                                  1998       1997       1996
                                                ---------  ---------  ---------
Net income....................................  $ 244,441  $ 337,743  $ 311,372
Adjustments to reconcile net income to cash
 provided from operations:
  Increase in future policy benefits..........    173,593    147,207    136,375
  Increase (decrease) in other policy
   benefits...................................    (30,593)    10,096     14,319
  Deferral of policy acquisition costs........   (356,493)  (328,086)  (300,461)
  Amortization of deferred policy acquisition
   costs......................................    231,024    224,738    218,826
  Change in accrued income taxes..............     86,670     87,590     31,370
  Depreciation................................      7,934      8,038      7,297
  Realized (gains) losses on sale of
   investments,
   subsidiaries, and properties...............     57,637     36,979     (5,830)
  Change in accounts payable and other
   liabilities................................      3,753     (6,119)    (6,408)
  Change in receivables.......................    (20,331)   (14,368)   (18,372)
  Change in payables and receivables of
   unconsolidated affiliates..................      2,021      1,385     (5,660)
  Other accruals and adjustments..............     25,631    (17,825)   (12,595)
  Adjustment to carrying value of Vesta.......     20,234        -0-        -0-
  Minority interest in income of Waddell &
   Reed.......................................     20,869        -0-        -0-
  Loss on energy disposal.....................        -0-        -0-     22,950
  Discontinued operations of Waddell & Reed...    (68,737)   (77,314)   (65,694)
                                                ---------  ---------  ---------
  Cash provided from operations...............  $ 397,653  $ 410,064  $ 327,489
                                                =========  =========  =========

                                  (Continued)


          See accompanying Notes to Consolidated Financial Statements

                             TORCHMARK CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOW--(Continued)
                             (Amounts in thousands)

                                               Year ended December 31,
                                         -------------------------------------
                                            1998         1997         1996
                                         -----------  -----------  -----------
Cash provided from operations........... $   397,653  $   410,064  $   327,489
Cash used for investment activities:
 Investments sold or matured:
  Fixed maturities available for sale--
   sold.................................     757,649      744,839      487,070
  Fixed maturities available for sale--
   matured, called, and repaid..........     474,386      512,512      345,973
  Equity securities.....................         -0-          670        2,872
  Mortgage loans........................       8,589        3,300        7,113
  Real estate...........................      12,220        7,341        5,780
  Other long-term investments...........      51,903       28,082       12,347
                                         -----------  -----------  -----------
    Total investments sold or matured...   1,304,747    1,296,744      861,155
 Acquisition of investments:
  Fixed maturities--available for sale..  (1,872,040)  (1,668,301)  (1,080,791)
  Mortgage loans........................     (52,921)     (17,826)     (18,360)
  Real estate...........................     (35,944)     (24,452)      (9,008)
  Net increase in policy loans..........     (13,445)     (14,744)     (13,082)
  Other long-term investments...........     (20,298)      (6,082)      (5,592)
                                         -----------  -----------  -----------
    Total investments acquired..........  (1,994,648)  (1,731,405)  (1,126,833)
 Net (increase) decrease in short-term
  investments...........................     (19,168)     (18,067)       4,971
 Funds borrowed from affiliates.........         -0-       42,210      167,070
 Repayment of loans to affiliates.......      (1,390)         -0-          -0-
 Loans repaid by affiliates.............         -0-          -0-       12,000
 Sale of Family Service.................     140,388          -0-          -0-
 Sale of Vesta shares...................       3,056          -0-          -0-
 Proceeds from sale of discontinued
  energy operations.....................         -0-          -0-       15,500
 Dispositions of properties.............       1,033        1,407        1,769
 Additions to properties................      (6,170)      (6,204)     (14,106)
 Dividends from Waddell & Reed..........      16,814       52,977       10,000
                                         -----------  -----------  -----------
Cash used for investment activities.....    (555,338)    (362,338)     (68,474)
Cash provided from (used for) financing
 activities:
 Issuance of common stock...............       3,957       93,973       10,145
 Additions to debt......................     216,429       98,185          -0-
 Cash dividends paid to shareholders....     (90,780)    (107,097)    (111,394)
 Repayments of debt.....................    (390,917)     (20,132)    (149,144)
 Acquisition of treasury stock..........    (125,875)    (182,903)    (106,996)
 Proceeds from Waddell & Reed offering..     516,138          -0-          -0-
 Offering proceeds retained by Waddell
  & Reed................................     (35,251)         -0-          -0-
 Net receipts from deposit product
  operations............................      57,819       78,817       94,513
                                         -----------  -----------  -----------
Cash provided from (used for) financing
 activities.............................     151,520      (39,157)    (262,876)
 Increase (decrease) in cash............      (6,165)       8,569       (3,861)
 Cash at beginning of year..............      11,085        2,516        6,377
                                         -----------  -----------  -----------
 Cash at end of year.................... $     4,920  $    11,085  $     2,516
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

  Realized investment gains and losses and investment income attributable to separate accounts are credited to the separate accounts and have no effect on Torchmark's net income. Investment income attributable to all other insurance policies and products is included in Torchmark's net investment income. Net investment income for the years ended December 31, 1998, 1997, and 1996 included $296.7 million, $308.6 million, and $298.4 million, respectively, which was allocable to policyholder reserves or accounts. Realized investment gains and losses are not allocable to insurance policyholders' liabilities.

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

  Recognition of Premium Revenue and Related Expenses: Premiums for insurance contracts which are not defined as universal life-type according to Statement of Financial Accounting Standards ("SFAS") No. 97 are recognized as revenue over the premium-paying period of the policy. Profits for limited-payment life insurance contracts as defined by SFAS 97 are recognized over the contract period. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Variable annuity products are also assessed an investment management fee and a sales charge. Life premium includes policy charges of $71.7 million, $72.3 million, and $72.8 million for the years ended December 31, 1998, 1997, and 1996,

              (Dollar amounts in thousands except per share data)

Note 1--Significant Accounting Policies (continued) respectively. Other premium includes annuity policy charges for the years ended December 31, 1998, 1997, and 1996 of $33.5 million, $28.2 million, and $22.4 million, respectively. Profits are also earned to the extent that investment income exceeds policy requirements. The related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of deferred acquisition costs in a manner which recognizes profits as they are earned over the same period.

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

  Impairments: Torchmark accounts for impairments in accordance with the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This standard requires that certain long-lived assets used in Torchmark's business as well as certain intangible assets be reviewed for impairment when circumstances indicate that these assets may not be recoverable, and further provides how such impairment shall be determined and measured. It also requires that long-lived assets and intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Except for Torchmark's writedown of its investment in Vesta Insurance Group ("Vesta"), as discussed in Note 19, there were no significant impairments in the three years ending 1998.

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

  Earnings Per Share: Torchmark adopted SFAS 128, "Earnings per share," effective year end 1997. This standard requires the dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement and a reconciliation of basic EPS to diluted EPS. As required by SFAS 128, all prior-period EPS data has been restated for comparability. Basic EPS is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Weighted average common shares outstanding for each period are as follows: 1998--139,998,671, 1997-- 139,202,354, 1996--142,459,783. Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts which could be exercised or converted into common shares. Weighted average diluted shares outstanding for each period are as follows: 1998-- 141,351,912, 1997--141,431,156, 1996--143,783,218.

  Comprehensive Income: Torchmark adopted SFAS 130, "Reporting Comprehensive Income," effective January 1, 1998. This standard defines comprehensive income as the change in equity of a business enterprise during a period from transactions from all nonowner sources. It requires the company to display comprehensive income for the period, consisting of net income and other comprehensive income. In compliance with SFAS 130, a Consolidated Statement of Comprehensive Income is included as an integral part of the financial statements.

              (Dollar amounts in thousands except per share data)

Note 2--Statutory Accounting

  Insurance subsidiaries of Torchmark are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders' equity on a statutory basis for the insurance subsidiaries were as follows:

                                      Net Income         Shareholders' Equity
                               Year Ended December 31,      At December 31,
                              -------------------------- ---------------------
                                1998     1997     1996      1998       1997
                              -------- -------- -------- ---------- ----------
   Life insurance subsidiar-
    ies...................... $260,847 $369,446 $283,881   $640,034 $  798,265

  During 1998, Liberty National Life Insurance Company paid an extraordinary dividend to Torchmark in the amount of $213 million.

  The excess, if any, of shareholders' equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution to Torchmark without regulatory approval.

  A reconciliation of Torchmark's insurance subsidiaries' statutory net income to Torchmark's consolidated GAAP net income is as follows:

                                                  Year Ended December 31,
                                              ---------------------------------
                                                 1998        1997       1996
                                              ----------  ----------  ---------
      Statutory net income..................  $  260,847  $  369,446  $ 283,881
      Deferral of acquisition costs.........     356,493     328,086    300,461
      Amortization of acquisition costs.....    (231,024)   (224,738)  (218,826)
      Differences in insurance policy lia-
       bilities.............................      96,412      44,117     39,762
      Deferred income taxes.................    (107,384)    (47,541)   (20,496)
      Income of noninsurance affiliates.....    (100,758)   (142,041)  (108,257)
      Other.................................     (30,145)     10,414     34,847
                                              ----------  ----------  ---------
      GAAP net income.......................  $  244,441  $  337,743  $ 311,372
                                              ==========  ==========  =========

  A reconciliation of Torchmark's insurance subsidiaries' statutory shareholders' equity to Torchmark's consolidated GAAP shareholders' equity is as follows:

                                                   Year Ended
                                                  December 31,
                                              ----------------------
                                                 1998        1997
                                              ----------  ----------
      Statutory shareholders' equity........  $  640,034  $  798,265
      Differences in insurance policy lia-
       bilities.............................     585,680     543,365
      Deferred acquisition costs............   1,502,511   1,371,131
      Value of insurance purchased..........     170,640     216,988
      Deferred income taxes.................    (467,023)   (405,375)
      Debt of parent company................    (749,290)   (911,159)
      Monthly income preferred securities...    (193,259)   (193,199)
      Asset valuation reserves..............      68,674     101,057
      Nonadmitted assets....................      84,826      89,859
      Goodwill..............................     414,658     396,953
      Market value adjustment on fixed matu-
       rities...............................     200,087     196,369
      Other.................................       1,990    (271,518)
                                              ----------  ----------
      GAAP shareholders' equity.............  $2,259,528  $1,932,736
                                              ==========  ==========

              (Dollar amounts in thousands except per share data)
Note 3--Investment Operations

                                                   Year Ended December 31,
                                                 -----------------------------
                                                   1998      1997      1996
                                                 --------  --------  ---------
      Investment income is summarized as fol-
       lows:
        Fixed maturities.......................  $410,528  $396,489  $ 371,805
        Equity securities......................       301       367        373
        Mortgage loans on real estate..........     9,247     7,127      6,525
        Investment real estate.................     8,332     3,379     12,947
        Policy loans...........................    15,301    14,433     13,192
        Other long-term investments............    19,755     9,279      4,782
        Short-term investments.................     6,089     5,762      4,669
                                                 --------  --------  ---------
                                                  469,553   436,836    414,293
        Less investment expense................    (9,995)   (7,720)   (14,742)
                                                 --------  --------  ---------
        Net investment income..................  $459,558  $429,116  $ 399,551
                                                 ========  ========  =========
      An analysis of gains (losses) from
       investments is as follows:
        Realized investment gains (losses):
         Fixed maturities......................  $ (8,519) $(30,122) $   3,761
         Equity securities.....................       -0-       155      1,913
         Other.................................   (49,118)   (7,012)       156
                                                 --------  --------  ---------
                                                  (57,637)  (36,979)     5,830
        Adjustment to deferred acquisition
         costs ................................       -0-      (198)      (749)
                                                 --------  --------  ---------
                                                  (57,637)  (37,177)     5,081
        Applicable tax.........................    20,173    13,012     (1,778)
                                                 --------  --------  ---------
        Gains (losses) from investments, net of
         tax...................................  $(37,464) $(24,165) $   3,303
                                                 ========  ========  =========
      An analysis of the net change in
       unrealized investment gains (losses) is
       as follows:
        Equity securities......................  $ (1,080) $  4,061  $    (734)
        Fixed maturities available for sale....    66,526   150,494   (163,224)
        Other long-term investments and foreign
         exchange translation adjustments......   (46,018)   (1,054)     1,907
        Adjustment to deferred acquisition
         costs.................................    (3,091)  (13,324)    17,837
                                                 --------  --------  ---------
                                                   16,337   140,177   (144,214)
        Applicable tax.........................    (8,762)  (49,832)    50,457
                                                 --------  --------  ---------
        Change in unrealized gains (losses),
         net of tax............................  $  7,575  $ 90,345  $ (93,757)
                                                 ========  ========  =========

              (Dollar amounts in thousands except per share data)
Note 3--Investment Operations (continued)

  A summary of fixed maturities available for sale and equity securities by amortized cost and estimated market value at December 31, 1998 and 1997 is as follows:

                                      Gross      Gross               Amount per  % of Total
                         Amortized  Unrealized Unrealized   Market   the Balance   Fixed
                            Cost      Gains      Losses     Value       Sheet    Maturities
                         ---------- ---------- ---------- ---------- ----------- ----------
1998:
-----
Fixed maturities avail-
 able for sale:
 Bonds:
  U.S. Government direct
   obligations and
   agencies............. $  145,902  $  9,527   $    (13) $  155,416 $  155,416      2.7%
  GNMAs.................    494,859    29,205       (481)    523,583    523,583      9.1
  Mortgage-backed
   securities, GNMA
   collateral...........     60,724       566        (15)     61,275     61,275      1.1
  Other mortgage-backed
   securities...........    355,419    14,968       (837)    369,550    369,550      6.4
  State, municipalities
   and political
   subdivisions.........    615,125    36,730       (233)    651,622    651,622     11.3
  Foreign governments...     50,882     2,744       (296)     53,330     53,330       .9
  Public utilities......    411,624    24,972        (11)    436,585    436,585      7.6
  Industrial and
   miscellaneous........  3,382,689   152,510    (20,844)  3,514,355  3,514,355     60.9
 Redeemable preferred
  stocks................      2,548       183        -0-       2,731      2,731      -0-
                         ----------  --------   --------  ---------- ----------    -----
  Total fixed maturities
   .....................  5,519,772   271,405    (22,730)  5,768,447  5,768,447      100%
Equity securities:
 Common stocks:
  Banks and insurance
   companies............      2,013     7,756         (8)      9,761      9,761
  Industrial and all
   others...............        243       -0-       (161)         82         82
                         ----------  --------   --------  ---------- ----------
  Total equity
   securities...........      2,256     7,756       (169)      9,843      9,843
                         ----------  --------   --------  ---------- ----------
  Total fixed maturities
   and equity
   securities........... $5,522,028  $279,161   $(22,899) $5,778,290 $5,778,290
                         ==========  ========   ========  ========== ==========
1997:
-----
Fixed maturities
 available for sale:
 Bonds:
  U.S. Government direct
   obligations and
   agencies............. $  189,708  $  7,190   $    (46) $  196,852 $  196,852      3.4%
  GNMAs.................    788,585    46,824     (1,180)    834,229    834,229     14.3
  Mortgage-backed
   securities, GNMA
   collateral...........     97,740     2,695        (13)    100,422    100,422      1.7
  Other mortgage-backed
   securities...........    436,457    19,663     (2,054)    454,066    454,066      7.8
  State, municipalities
   and political
   subdivisions.........    634,304    28,610     (1,163)    661,751    661,751     11.3
  Foreign governments...     77,736     3,653         (2)     81,387     81,387      1.4
  Public utilities......    341,055    12,514       (511)    353,058    353,058      6.0
  Industrial and
   miscellaneous........  3,058,468   100,595     (4,516)  3,154,547  3,154,547     54.0
 Redeemable preferred
  stocks................      4,870       508        -0-       5,378      5,378       .1
                         ----------  --------   --------  ---------- ----------    -----
  Total fixed
   maturities...........  5,628,923   222,252     (9,485)  5,841,690  5,841,690    100.0%
Equity securities:
 Common stocks:
  Banks and insurance
   companies............      2,014     8,703        (10)     10,707     10,706
  Industrial and all
   others...............        242         2        (31)        213        213
 Non-redeemable
  preferred stocks......      1,028       456        -0-       1,484      1,485
                         ----------  --------   --------  ---------- ----------
  Total equity
   securities...........      3,284     9,161        (41)     12,404     12,404
                         ----------  --------   --------  ---------- ----------
  Total fixed maturities
   and equity
   securities........... $5,632,207  $231,413   $ (9,526) $5,854,094 $5,854,094
                         ==========  ========   ========  ========== ==========

              (Dollar amounts in thousands except per share data)
Note 3--Investment Operations (continued)

  A schedule of fixed maturities by contractual maturity at December 31, 1998 is shown below on an amortized cost basis and on a market value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

                                        Amortized    Market
                                           Cost      Value
                                        ---------- ----------
           Fixed maturities available
           for sale:
            Due in one year or less...  $  154,886 $  155,961
            Due from one to five
             years....................     978,186  1,019,278
            Due from five to ten
             years....................   1,443,002  1,523,155
            Due after ten years.......   1,888,194  1,973,823
                                        ---------- ----------
                                         4,464,268  4,672,217
            Redeemable preferred
             stocks...................       2,548      2,731
            Mortgage-backed and asset-
             backed securities........   1,052,956  1,093,499
                                        ---------- ----------
                                        $5,519,772 $5,768,447
                                        ========== ==========

  Proceeds from sales of fixed maturities available for sale were $758 million in 1998, $745 million in 1997, and $487 million in 1996. Gross gains realized on those sales were $6.1 million in 1998, $1.3 million in 1997, and $8.7 million in 1996. Gross losses were $20.1 million in 1998, $32.2 million in 1997, and $5.3 million in 1996.

  Torchmark had $24.7 million and $30.5 million in investment real estate at December 31, 1998 and 1997, respectively, which was nonincome producing during the previous twelve months. These properties included primarily construction in process and land. Torchmark had $124 thousand in non-income producing mortgages as of year end 1998. There were no fixed maturity investments, or other long-term investments which were nonincome producing at December 31, 1998.

  Derivative investments were immaterial to Torchmark at December 31, 1998. These investments consist of interest-only and principal-only collateralized mortgage obligations. Torchmark's total carrying value of these investments was $9.6 million and $26.4 million at December 31, 1998 and 1997, respectively. Torchmark has no off-balance sheet exposure in connection with these investments.

Note 4--Property and Equipment

  A summary of property and equipment used in the business is as follows:

                                       December 31, 1998     December 31, 1997
                                     --------------------- ---------------------
                                              Accumulated           Accumulated
                                       Cost   Depreciation   Cost   Depreciation
                                     -------- ------------ -------- ------------
Company occupied real estate........ $ 59,417   $28,697    $ 55,780   $25,313
Data processing equipment...........   19,915    18,743      19,201    18,342
Transportation equipment............   11,157     7,551      11,034     7,367
Furniture and office equipment......   35,777    32,195      33,812    31,705
                                     --------   -------    --------   -------
                                     $126,266   $87,186    $119,827   $82,727
                                     ========   =======    ========   =======

  Depreciation expense on property used in the business was $4.2 million, $4.6 million, and $4.1 million, in each of the years 1998, 1997, and 1996, respectively.

              (Dollar amounts in thousands except per share data)

Note 5--Deferred Acquisition Costs and Value of Insurance Purchased
  An analysis of deferred acquisition costs and the value of insurance purchased is as follows:

                                  1998                    1997                    1996
                          ----------------------  ----------------------  ----------------------
                           Deferred    Value of    Deferred    Value of    Deferred    Value of
                          Acquisition  Insurance  Acquisition  Insurance  Acquisition  Insurance
                             Costs     Purchased     Costs     Purchased     Costs     Purchased
                          -----------  ---------  -----------  ---------  -----------  ---------
Balance at beginning of
 year...................  $1,371,131   $216,988   $1,253,727   $244,368   $1,121,325   $277,297
 Additions:
  Deferred during peri-
   od:
  Commissions...........     207,864        -0-      199,177        -0-      185,197        -0-
  Other expenses........     148,629        -0-      128,909        -0-      115,264        -0-
                          ----------   --------   ----------   --------   ----------   --------
   Total deferred.......     356,493        -0-      328,086        -0-      300,461        -0-
 Deductions:
  Amortized during peri-
   od...................    (210,287)   (20,737)    (197,160)   (27,380)    (185,148)   (32,929)
  Adjustment
   attributable to
   unrealized investment
   (gains)/losses(1) ...      (3,092)       -0-      (13,324)       -0-       17,838        -0-
  Adjustment
   attributable to
   realized investment
   gains(1).............         -0-        -0-         (198)       -0-         (749)       -0-
  Business disposed.....     (11,734)   (25,611)         -0-        -0-          -0-        -0-
                          ----------   --------   ----------   --------   ----------   --------
   Total deductions.....    (225,113)   (46,348)    (210,682)   (27,380)    (168,059)   (32,929)
                          ----------   --------   ----------   --------   ----------   --------
Balance at end of year..  $1,502,511   $170,640   $1,371,131   $216,988   $1,253,727   $244,368
                          ==========   ========   ==========   ========   ==========   ========

--------
(1)Represents amounts pertaining to investments relating to universal life-type products.

  The amount of interest accrued on the unamortized balance of value of insurance purchased was $13.2 million, $16.6 million, and $18.9 million, for the years ended December 31, 1998, 1997, and 1996, respectively. The average interest rates used for the years ended December 31, 1998, 1997, and 1996 were 6.8%, 7.19%, and 7.26%, respectively. The estimated amount of the unamortized balance at December 31, 1998 to be amortized during each of the next five years is: 1999, $17.8 million; 2000, $15.8 million; 2001, $14.0 million; 2002,
$12.5 million; and 2003, $11.2 million

  In the event of lapses or early withdrawals in excess of those assumed, deferred acquisition costs and the value of insurance purchased may not be recoverable.

Note 6--Initial Public Offering and Divestiture of Asset Management Segment

  Divestiture of Waddell & Reed. Waddell & Reed, Torchmark's asset management subsidiary, completed an initial public offering in March, 1998 of approximately 24 million shares of its common stock. The offering represented approximately 36% of Waddell & Reed's shares. Net proceeds from the offering were approximately $516 million after underwriters' fees and expenses. Waddell & Reed used $481 million of the proceeds to repay existing notes owed to Torchmark and other Torchmark subsidiaries and retained the remaining $35 million. Torchmark's $481 million proceeds from the note repayments were invested or used to pay down debt. The initial public offering resulted in a $426 million gain which was added to Torchmark's additional paid-in capital in accordance with Staff Accounting Bulletin 51. Torchmark retained the remaining 64% of the Waddell & Reed stock.

              (Dollar amounts in thousands except per share data)
Note 6--Initial Public Offering and Divestiture of Asset Management Segment (continued)


  On November 6, 1998, Torchmark distributed the remaining 64% investment in Waddell & Reed through a tax-free spin-off to Torchmark shareholders. Each Torchmark shareholder of record on October 23, 1998 received a total of .3018 Waddell & Reed shares per Torchmark share. After the spin-off, Torchmark retained no further ownership interest in Waddell & Reed. As a result of the transaction, Torchmark incurred $54 million in expense related to the spin-off, the majority of which was $50 million of corporate Federal income tax resulting from the distribution of a portion of the policyholder surplus account of a Torchmark life subsidiary.

  Torchmark has accounted for the spin-off of Waddell & Reed as a disposal of a segment. Accordingly, Torchmark's financial statements for 1998 and all prior periods have been modified to present the net assets and operating results of Waddell & Reed as discontinued operations of the disposed segment. The $54 million expense of the spin-off is included in discontinued operations under the caption "Loss on Disposal." The distribution of the Waddell & Reed shares resulted in a reduction in Torchmark's shareholders' equity in the approximate amount of $174 million, consisting of the equity in Waddell & Reed net of the 36% minority Interest.

Note 7--Disposal of Energy Segment

  On September 30, 1996, Torchmark completed the sale of its energy business segment including its energy asset management subsidiary, Torch Energy, and its Black Warrior coalbed methane investment. After the sale, Torchmark had no controlling ownership interest in any energy asset management organization. These operations were reclassified as discontinued operations in Torchmark's financial statements.

  Prior to the Sale, Torch Energy transferred to Torchmark marketable securities, warrants, and Section 29 energy-related tax credits, which approximated $112 million at closing. Torchmark received at closing subordinated debt and notes totaling $32.5 million along with $15.5 million in cash. After closing costs and retained liabilities, Torchmark recorded a pretax loss of $23 million and an after-tax loss of $7 million from the sale, or $.05 per share.

  In the first quarter of 1996, Torch Energy sold 1.5 million of its shares in Nuevo Energy common stock for proceeds of $35.6 million. These proceeds were transferred to Torchmark in the form of a dividend prior to the sale. Additionally, there were 1.3 million shares of Nuevo common stock included in the above mentioned transferred marketable securities which were sold in the fourth quarter of 1996 for proceeds of $57.6 million.

Note 8--Sale of Family Service

  On June 1, 1998, Torchmark sold Family Service to an unaffiliated insurance carrier. Family Service, which was acquired in 1990, is a preneed funeral insurer but has not issued any new policies since 1995. Consideration for the sale was $140 million in cash. Torchmark recorded a pretax realized loss on the sale of approximately $14 million, but incurred a tax expense on the transaction of $9 million. In connection with the sale, Torchmark will continue to service the policies in force of Family Service for the next five years for a fee of $2 million per year plus certain variable processing costs. During 1997, Family Service accounted for $57 million in revenues and $7.7 million in pretax income. Through May, 1998, Family Service contributed $25 million in revenues and $5.8 million in pretax income. Invested assets were $778 million and total assets were $828 million at the date of the sale.

              (Dollar amounts in thousands except per share data)
Note 9--Future Policy Benefit Reserves

  A summary of the assumptions used in determining the liability for future policy benefits at December 31, 1998 is as follows:

                           Individual Life Insurance

Interest assumptions:

                                                  Percent of
           Years of Issue      Interest Rates     Liability
           --------------   --------------------- ----------
           1917-1998                        3.00%      3%
           1947-1954                        3.25%      1
           1927-1998                        3.50%      1
           1955-1961                        3.75%      1
           1925-1998                        4.00%     12
           1962-1969        4.50% graded to 4.00%      2
           1970-1980        5.50% graded to 4.00%      4
           1970-1998                        5.50%      1
           1929-1998                        6.00%     14
           1986-1994        7.00% graded to 6.00%     12
           1954-1998        8.00% graded to 6.00%     12
           1951-1985        8.50% graded to 6.00%     10
           1980-1987        8.50% graded to 7.00%      1
           1984-1998           Interest Sensitive     26
                                                     ---
                                                     100%
                                                     ===

Mortality assumptions:

  For individual life, the mortality tables used are various statutory mortality tables and modifications of:

                1950-54 Select and Ultimate Table
                1954-58 Industrial Experience Table
                1955-60 Ordinary Experience Table
                1965-70 Select and Ultimate Table
                1955-60 Inter-Company Table
                1970 United States Life Table
                1975-80 Select and Ultimate Table
                X-18 Ultimate Table

Withdrawal assumptions:

  Withdrawal assumptions are based on Torchmark's experience.

                          Individual Health Insurance

Interest assumptions:

                                                  Percent of
           Years of Issue      Interest Rates     Liability
           --------------   --------------------- ----------
           1962-1998                        3.00%      2%
           1982-1998                        4.50%      2
           1993-1998                        6.00%     19
           1986-1992        7.00% graded to 6.00%     53
           1955-1998        8.00% graded to 6.00%     15
           1951-1986        8.50% graded to 6.00%      9
                                                     ---
                                                     100%
                                                     ===

              (Dollar amounts in thousands except per share data)

Note 9--Future Policy Benefit Reserves (continued)


Morbidity assumptions:

  For individual health, the morbidity assumptions are based on either Torchmark's experience or the assumptions used in calculating statutory reserves.

Termination assumptions:

  Termination assumptions are based on Torchmark's experience.

Overall Interest Assumptions

  The overall average interest assumption for determining the liability for future life and health insurance benefits in 1998 was 6.2%.

Note 10--Liability for Unpaid Health Claims

  Activity in the liability for unpaid health claims is summarized as follows:

                                                     Year ended December 31,
                                                    ---------------------------
                                                      1998      1997     1996
                                                    --------  -------- --------
     Balance at beginning of year:................. $178,989  $173,900 $170,566
     Incurred related to:
      Current year.................................  518,993   503,948  495,642
      Prior year...................................   (2,670)   15,280      179
                                                    --------  -------- --------
     Total incurred................................  516,323   519,228  495,821
     Paid related to:
      Current year.................................  342,084   349,815  340,310
      Prior year...................................  207,426   164,324  152,177
                                                    --------  -------- --------
     Total paid....................................  549,510   514,139  492,487
                                                    --------  -------- --------
     Balance at end of year........................ $145,802  $178,989 $173,900
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

  Total income taxes were allocated as follows:

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
   Income from continuing operations............. $154,338  $138,409  $138,676
   Discontinued operations.......................   92,772    40,081    26,133
   Monthly income preferred securities dividend..   (5,265)   (5,318)   (5,199)
   Shareholders' equity:
    Unrealized gains (losses)....................    8,540    49,832   (50,457)
    Tax basis compensation expense (from the
     exercise of stock options) in excess of
     amounts recognized for financial reporting
     purposes....................................     (933)  (44,011)   (1,947)
   Other.........................................   (1,964)    1,514      (898)
                                                  --------  --------  --------
                                                  $247,488  $180,507  $106,308
                                                  ========  ========  ========

  Income tax expense attributable to income from continuing operations consists of:

                                                      Year ended December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
   Current income tax expense....................... $118,827 $ 92,989 $ 89,786
   Deferred income tax expense......................   35,511   45,420   48,890
                                                     -------- -------- --------
                                                     $154,338 $138,409 $138,676
                                                     ======== ======== ========

  In 1998, 1997, and 1996, deferred income tax expense was incurred because of certain differences between net operating income before income taxes as reported on the consolidated statement of operations and taxable income as reported on Torchmark's income tax returns. As explained in Note 1, these differences caused the financial statement book values of some assets and liabilities to be different from their respective tax bases.

  The effective income tax rate differed from the expected 35% rate as shown below:

                                            Year ended December 31,
                                     -------------------------------------------
                                       1998     %     1997     %     1996     %
                                     --------  ---  --------  ---  --------  ---
   Expected income taxes............ $156,447   35% $137,200   35% $135,622   35%
   Increase (reduction) in income
    taxes
    resulting from:
    Tax-exempt investment income....   (7,111)  (2)   (6,165)  (2)   (6,766)  (2)
    Equity in earnings of Vesta.....   (9,485)  (2)    5,850    1     4,779    1
    Sale of Family Service..........   13,460    3       -0-            -0-
    Other...........................    1,027    1     1,524    1     5,041    2
                                     --------  ---  --------  ---  --------  ---
   Income taxes..................... $154,338   35% $138,409   35% $138,676   36%
                                     ========  ===  ========  ===  ========  ===

              (Dollar amounts in thousands except per share data)

Note 11--Income Taxes (continued)


  The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                              December 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
Deferred tax assets:
 Investments, principally due to the use of market value in
  recording the cost of fixed maturities for financial
  reporting purposes but not for tax purposes (in the
  acquisition of a subsidiary)............................. $    -0-  $  2,376
 Unconsolidated affiliates, principally due to the use of
  equity method accounting for financial reporting purposes
  but not for tax purposes.................................    2,648       -0-
 Present value of future policy surrender charges..........   20,153    13,925
 Other assets and other liabilities, principally due to the
  current nondeductibility of certain accrued expenses for
  tax purposes.............................................   30,605    38,987
                                                            --------  --------
 Total gross deferred tax assets...........................   53,406    55,288
 Less valuation allowance..................................   (2,111)   (2,111)
                                                            --------  --------
 Net deferred tax assets...................................   51,295    53,177
Deferred tax liabilities:
 Investments, principally due to the accrual of discount
  for financial reporting purposes but not for tax
  purposes.................................................    1,972       -0-
 Unconsolidated affiliates, principally due to the use of
  equity method accounting for financial reporting purposes
  but not for tax purposes.................................      -0-    19,208
 Deferred acquisition costs................................  381,415   363,077
 Unrealized investment gains...............................   82,324    73,784
 Future policy benefits, unearned and advance premiums, and
  policy claims............................................   46,621    15,911
 Other.....................................................   15,625     9,877
                                                            --------  --------
 Total gross deferred tax liabilities......................  527,957   481,857
                                                            --------  --------
Net deferred tax liability................................. $476,662  $428,680
                                                            ========  ========

  The valuation allowance for deferred tax assets as of December 31, 1998 and 1997 was $2.1 million. Subsequently recognized tax benefits of $2.1 million relating to the December 31, 1998 valuation allowance will be allocated to goodwill.

  Torchmark has not recognized a deferred tax liability for the undistributed earnings of its wholly-owned subsidiaries because such earnings are remitted to Torchmark on a tax-free basis. A deferred tax liability will be recognized in the future if the remittance of such earnings becomes taxable to Torchmark. In addition, Torchmark has not recognized a deferred tax liability of approximately $10 million that arose prior to 1984 on temporary differences related to the policyholders' surplus accounts in the life insurance subsidiaries. A current tax expense will be recognized in the future if and when these amounts are distributed.

  As more fully discussed in Note 6, Torchmark completed the spin-off of its asset management segment, which resulted in a distribution of the policyholder surplus account of a Torchmark life insurance subsidiary. This caused a current tax expense of $50 million.

              (Dollar amounts in thousands except per share data)
Note 12--Postretirement Benefits

  Pension Plans: Torchmark has retirement benefit plans and savings plans which cover substantially all employees. There is also a nonqualified excess benefit plan which covers certain employees. The total cost of these retirement plans charged to operations was as follows:

                                                  Defined Excess
                                       Defined    Benefit Benefit
           Year Ended                Contribution Pension Pension
          December 31,                  Plans      Plans   Plan
          ------------               ------------ ------- -------
           1998....................     $1,530    $2,875   $399
           1997....................      2,123     3,244    526
           1996....................      2,133     3,358    467

  Torchmark accrues expense for the defined contribution plans based on a percentage of the employees' contributions. The plans are funded by the employee contributions and a Torchmark contribution equal to the amount of accrued expense.

  Cost for the defined benefit pension plans has been calculated on the projected unit credit actuarial cost method. Contributions are made to the pension plans subject to minimums required by regulation and maximums allowed for tax purposes. Accrued pension expense in excess of amounts contributed has been recorded as a liability in the financial statements and was $7.2 million and $5.0 million at December 31, 1998 and 1997, respectively. The plans covering the majority of employees are organized as trust funds whose assets consist primarily of investments in marketable long-term fixed maturities and equity securities which are valued at market.

  The excess benefit pension plan provides the benefits that an employee would have otherwise received from a defined benefit pension plan in the absence of the Internal Revenue Code's limitation on benefits payable under a qualified plan. Although this plan is unfunded, pension cost is determined in a similar manner as for the funded plans. Liability for the excess benefit plan was $4.7 million and $5.4 million as of December 31, 1998 and 1997, respectively.

  Net periodic pension cost for the defined benefit plans by expense component was as follows:

                                                  Year Ended December 31,
                                                 ----------------------------
                                                   1998      1997      1996
                                                 --------  --------  --------
       Service cost--benefits earned during the
        period.................................. $  4,555  $  4,732  $  5,277
       Interest cost on projected benefit obli-
        gation..................................    7,595     7,389     7,145
       Actual return on assets..................  (21,572)  (17,014)  (14,309)
       Net amortization and deferral............   12,696     8,663     5,712
                                                 --------  --------  --------
       Net periodic pension cost................ $  3,274  $  3,770  $  3,825
                                                 ========  ========  ========

              (Dollar amounts in thousands except per share data)

Note 12--Postretirement Benefits (continued)

  Torchmark adopted FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, effective for year-end 1998 with comparative periods restated. In accordance with this Standard, the following table presents a reconciliation from the beginning to the end of the year of the benefit obligation and plan assets. This table also presents a reconciliation of the plans' funded status with the amounts recognized on Torchmark's balance sheet.

                                                             Pension Benefits
                                                               For the year
                                                                   ended
                                                               December 31,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
       Changes in benefit obligation:
       Obligation at beginning of year.....................  $ 98,078  $ 94,665
       Service cost........................................     4,555     4,732
       Interest cost.......................................     7,595     7,389
       Actuarial loss (gain)...............................     7,823        71
       Benefits paid.......................................    (8,331)   (8,779)
                                                             --------  --------
       Obligation at end of year...........................   109,720    98,078
       Changes in plan assets:
       Fair value at beginning of year.....................   108,942    99,803
       Return on assets....................................    21,572    17,014
       Contributions.......................................     1,106       905
       Benefits paid.......................................    (8,331)   (8,779)
                                                             --------  --------
       Fair value at end of year...........................   123,289   108,943
                                                             --------  --------
       Funded status at year end...........................    13,569    10,865
       Unrecognized amounts at year end:
       Unrecognized actuarial loss (gain)..................   (25,016)  (19,965)
       Unrecognized prior service cost.....................       851       907
       Unrecognized transition obligation..................      (356)     (596)
                                                             --------  --------
       Net amount recognized at year end...................  $(10,952) $ (8,789)
                                                             ========  ========
       Amounts recognized consist of:
       Prepaid benefit cost................................  $    212  $    171
       Accrued benefit liability...........................   (12,083)  (10,570)
       Intangible asset....................................       919     1,610
                                                             --------  --------
       Net amount recognized at year end...................  $(10,952) $ (8,789)
                                                             ========  ========

  The weighted average assumed discount rates used in determining the actuarial benefit obligations was 7.0% in 1998 and 7.5% in 1997. The rate of assumed compensation increase was 4.0% in 1998 and 4.5% in 1997 while the expected long-term rate of return on plan assets was 9.22% in 1998 and 9.25% in 1997.

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

              (Dollar amounts in thousands except per share data)

  The components of net periodic postretirement benefit cost other than pensions is as follows:

                                                               Year Ended
                                                              December 31,
                                                            -------------------
                                                            1998   1997   1996
                                                            -----  -----  -----
       Service cost.......................................  $ 249  $ 248  $ 249
       Interest cost on accumulated postretirement benefit
        obligation........................................    493    490    546
       Actual return on plan assets.......................    -0-    -0-    -0-
       Net amortization and deferral......................   (281)  (377)  (233)
                                                            -----  -----  -----
       Net periodic postretirement benefit cost...........  $ 461  $ 361  $ 562
                                                            =====  =====  =====

  The following table presents a reconciliation of the benefit obligation and plan assets from the beginning to the end of the year, also reconciling the funded status to the accrued benefit liability.

                                               Benefits Other Than Pensions
                                              For the year ended December 31,
                                                   1998              1997
                                              ---------------   ---------------
       Changes in benefit obligation:
       Obligation at beginning of year....... $         6,431   $         6,787
       Service cost..........................             249               249
       Interest cost.........................             493               490
       Amendments............................            (149)              -0-
       Actuarial loss (gain).................             435              (384)
       Benefits paid.........................            (610)             (711)
                                              ---------------   ---------------
       Obligation at end of year.............           6,849             6,431
       Changes in plan assets:
       Fair value at beginning of year.......             -0-               -0-
       Return on assets......................             -0-               -0-
       Contributions.........................             610               711
       Benefits paid.........................            (610)             (711)
                                              ---------------   ---------------
       Fair value at end of year.............             -0-               -0-
                                              ---------------   ---------------

        Funded status at year end............          (6,849)           (6,431)

       Unrecognized amounts at year end:
       Unrecognized actuarial loss (gain)....          (1,259)           (1,769)
       Unrecognized prior service cost.......            (506)             (563)
                                              ---------------   ---------------

        Net amount recognized at year end as
         accrued benefit liability........... $    (    8,614)  $    (    8,763)
                                              ===============   ===============

  For measurement purposes, a 7.0% to 8.0% annual rate of increase in per capita cost of covered healthcare benefits was assumed for 1998. These rates grade to ranges of 4.5% to 5.5% by the year 2007. The health care cost trend rate assumption has a significant effect on the amounts reported, as illustrated in the following table which presents the effect of a one-percentage-point increase and decrease on the service and interest cost components and the benefit obligation:

                                                       Change in Trend Rate
                                                       ----------------------
                                                           1%          1%
  Effect on:                                            Increase    Decrease
  ----------                                           ----------  ----------
  Service and interest cost components................   $      79  $      (67)
  Benefit obligation..................................         517        (453)

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.38% in 1998 and 7.37% in 1997.

              (Dollar amounts in thousands except per share data)

  For measurement purposes, a 7.0% to 8.0% annual rate of increase in per capita cost of covered healthcare benefits was assumed for 1998. These rates grade to ranges of 4.5% to 5.5% by the year 2007. The health care cost trend rate assumption has a significant effect on the amounts reported, as illustrated in the following table which presents the effect of a one-percentage-point increase and decrease on the service and interest cost components and the benefit obligation:

                                                       Change in Trend Rate
                                                       ----------------------
                                                           1%          1%
  Effect on:                                            Increase    Decrease
  ----------                                           ----------  ----------
  Service and interest cost components................   $      79  $      (67)
  Benefit obligation..................................         517        (453)

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.38% in 1998 and 7.37% in 1997.

Note 13--Debt

  An analysis of debt at carrying value is as follows:

                                                    December 31,
                                      -----------------------------------------
                                              1998                 1997
                                      -------------------- --------------------
                                      Short-term Long-term Short-term Long-term
                                         Debt      Debt       Debt      Debt
                                      ---------- --------- ---------- ---------
  Sinking Fund Debentures............                       $  8,000  $170,354
  Senior Notes, due 1998.............                        199,898
  Senior Debentures, due 2009........            $ 99,450               99,450
  Notes, due 2023....................             185,394              195,969
  Notes, due 2013....................              98,578               98,525
  Commercial paper...................  $355,242              138,963
  Other notes and mortgages payable
   at various interest rates;
   collateralized by buildings ......       150                  291
                                       --------  --------   --------  --------
                                       $355,392  $383,422   $347,152  $564,298
                                       ========  ========   ========  ========

  The amount of debt that becomes due during each of the next five years is:
1999, $355,392, and 2000-2003, $0.

  In the first quarter of 1998, Torchmark repaid $20 million principal amount of its 8 5/8% Sinking Fund Debentures due March 1, 2017, through a sinking fund payment of which $8 million was mandatory and $12 million was elective under the terms of the issue. An identical payment was made in the third quarter of 1997. The remaining $160 million principal amount was called on April 1, 1998, at a prevailing call price of 103.76, or $166 million. An after-tax loss on the redemption of debt of $5 million was recorded in the second quarter of 1998. These payments were made from additional commercial paper borrowings.

  The 9 5/8% Senior Notes matured on May 1, 1998. The principal amount of $200 million with accrued interest was repaid from additional commercial paper borrowings.

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

              (Dollar amounts in thousands except per share data)

  The Notes, due May 15, 2023, were issued in May, 1993 in the principal amount of $200 million. Proceeds of the issue, net of issue costs, were $196 million. Interest is payable on May 15 and November 15 of each year at a rate of 7 7/8%. In October, 1998, $10.8 million principal amount were purchased in the open market at a cost of $10.6 million. These notes are not redeemable prior to maturity and have equal priority with other Torchmark unsecured indebtedness.

  The Notes, due August 1, 2013, were issued in July, 1993 in the principal amount of $100 million for net proceeds of $98 million. Interest is payable on February 1 and August 1 of each year at a rate of 7 3/8%. These notes are not redeemable prior to maturity and have equal priority with other Torchmark unsecured indebtedness.

  Torchmark has entered into a revolving credit agreement with a group of lenders under which it may borrow on an unsecured basis up to $600 million. The commitment matures October 22, 2002. Borrowings are at interest rates selected by Torchmark based on either the corporate base rate or the Eurodollar rate at the time of borrowings. At December 31, 1998 and December 31, 1997 there were no borrowings under the revolving credit agreement. The revolving credit agreement is also designed to back up a commercial paper program. The short-term borrowings under the revolving credit agreements and in the commercial paper market averaged $287 million during 1998, and were made at an average yield of 5.58%. At December 31, 1998, commercial paper was outstanding in the face amount of $357 million. Torchmark is subject to certain covenants for the revolving credit agreements regarding capitalization and earnings, for which it was in compliance at December 31, 1998, and pays a facility fee based on size of the line.

  Interest in the amount of $2.4 million, $1.7 million, and $1.4 million was capitalized during 1998, 1997, and 1996, respectively.

Note 14--Monthly Income Preferred Securities

  In October, 1994, Torchmark, through its wholly-owned finance subsidiary, Torchmark Capital L.L.C., completed a public offering of eight million shares of 9.18% MIPS at a face amount of $200 million. The securities are subject to a mandatory redemption in full at September 30, 2024, although Torchmark may elect to extend the MIPS for up to an additional 20 years if certain conditions are met. They are redeemable at Torchmark's option after September 30, 1999. Torchmark subsequently entered into a ten-year swap agreement with an unaffiliated party whereby Torchmark agreed to pay a variable rate on the $200 million face amount in exchange for payment of the fixed dividend. In a related transaction, Torchmark purchased a five-year cap on the swap agreement that insures that the variable rate cannot exceed 10.39% through September 30, 1999. The interest rate was 7.02% at December 31, 1998 and 7.36% at December 31, 1997. Torchmark paid the final yearly fee of $860 thousand for the cap agreement on September 30, 1998. The market value of the swap agreement was a benefit of $24.7 million December 31, 1998 and $18.7 million at December 31, 1997. The market value of the cap agreement, net of the present value of future annual payments, was $0 at December 31, 1998 and $.8 million at December 31, 1997. Except as otherwise described in Note 3--Investments, Torchmark is a party to no other derivative instruments as defined by SFAS 119.

              (Dollar amounts in thousands except per share data)

Note 15--Shareholders' Equity

  Share Data: A summary of preferred and common share activity which has been restated to give effect for the two-for-one stock split in the form of a dividend is as follows:

                                      Preferred Stock      Common Stock
                                      --------------- ------------------------
                                             Treasury               Treasury
                                      Issued  Stock     Issued        Stock
                                      ------ -------- -----------  -----------
1996:
 Balance at December 31, 1995........  -0-     -0-    147,568,456   (4,234,182)
 Issuance of common stock due to
  exercise of stock options..........                                  676,376
 Other treasury stock acquired.......                               (4,618,700)
                                       ---     ---    -----------  -----------
 Balance at December 31, 1996........  -0-     -0-    147,568,456   (8,176,506)
1997:
 Issuance of common stock due to
  exercise of stock options..........                     280,452    5,539,596
 Other treasury stock acquired.......                               (5,171,558)
                                       ---     ---    -----------  -----------
                                       -0-     -0-    147,848,908   (7,808,468)
1998:
 Issuance of common stock due to
  exercise of stock options..........                                  175,240
 Issuance of common stock due to
  restricted stock grant.............                                  117,500
 Other treasury stock acquired.......                               (3,436,205)
 Restricted shares converted to
  Waddell & Reed shares..............                     (48,000)
                                       ---     ---    -----------  -----------
                                       -0-     -0-    147,800,908  (10,951,933)
                                       ===     ===    ===========  ===========

                                     At December 31, 1998  At December 31, 1997
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
 Authorized shares.................. 5,000,000 320,000,000 5,000,000 320,000,000

  Acquisition of Common Shares: Torchmark shares are acquired from time to time through open market purchases under the Torchmark stock repurchase program when it is believed to be the best use of Torchmark's funds and for future employee stock option exercises. Share repurchases under this program were 3.4 million shares at a cost of $126 million in 1998 and 5.2 million shares at a cost of $183 million in 1997, and 4.6 million shares at a cost of $107 million in 1996.

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

  Restrictions: Restrictions exist on the flow of funds to Torchmark from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. These restrictions generally limit the payment of dividends by insurance subsidiaries to statutory net gain on an annual noncumulative basis in the absence of special approval. Additionally, insurance companies are not permitted to distribute the excess of shareholders' equity as determined on a GAAP basis over that determined on a statutory basis. In 1999, $258 million will be available to Torchmark for dividends from insurance subsidiaries in compliance with statutory regulations without prior regulatory approval.

              (Dollar amounts in thousands except per share data)

  Earnings Per Share: A reconciliation of basic and diluted weighted-average shares outstanding, in accordance with SFAS 128, is as follows:

                                               1998        1997        1996
                                            ----------- ----------- -----------
Basic weighted average shares outstanding.. 139,998,671 139,202,354 142,459,783
Weighted average dilutive options
 outstanding...............................   1,353,241   2,228,802   1,323,435
                                            ----------- ----------- -----------
Diluted weighted average shares
 outstanding............................... 141,351,912 141,431,156 143,783,218
                                            =========== =========== ===========

  Weighted average options outstanding considered to be anti-dilutive under SFAS 128 totaled 0, 742,472, and 598,342 as of December 31, 1998, 1997 and
1996, respectively, and are excluded from the calculation of diluted earnings per share. Income available to common shareholders for basic earnings per share is equivalent to income available to common shareholders for diluted earnings per share.


Note 16--Employee Stock Options

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

  An analysis of shares available for grant in terms of shares adjusted for the stock dividend is as follows:

                                                   Available for Grant
                                             ----------------------------------
                                                1998        1997        1996
                                             ----------  ----------  ----------
   Balance at January 1.....................  2,434,004   1,345,080   2,499,778
   Amendment of 1987 Plan...................              4,800,000
   1998 Stock Incentive Plan................ 14,000,000
   Deferred and Director Grants.............   (216,481)   (633,672)
   Grant of restricted stock(1).............   (117,500)
   Expired..................................     13,700      32,896     293,502
   Closure of option plans(2)............... (2,113,723)
   Granted(3)...............................   (807,494) (3,110,300) (1,448,200)
                                             ----------  ----------  ----------
   Balance on December 31................... 13,192,506   2,434,004   1,345,080
                                             ==========  ==========  ==========

--------
(1) This stock grant was made from the 1987 Stock Incentive Plan.
(2) The 1987 Stock Incentive Plan, the 1998 Directors' Stock Option Plan, and the 1998 Executive Deferred Compensation Stock Option Plan were closed in 1998.
(3) Granted from the 1998 Stock Incentive Plan.

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

              (Dollar amounts in thousands except per share data)

Note 16--Employee Stock Options (continued)

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

  The fair value for Torchmark's employee stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996:

                                                        1998     1997     1996
                                                      -------- -------- --------
   Risk-free interest rate...........................    4.8%     6.1%     6.4%
   Dividend yield....................................    1.1%     1.7%     3.7%
   Volatility factor.................................   22.8     23.7     22.8
   Weighted average expected life (in years).........   4.71     3.93     4.17

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Torchmark's pro forma information follows (in thousands except for earnings per share information):

                                                       1998     1997     1996
                                                     -------- -------- --------
   Pro forma net income............................. $245,383 $318,671 $309,657
   Pro forma basic net income per share.............     1.75     2.29     2.17
   Pro forma diluted net income per share...........     1.74     2.25     2.15

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

  On November 6, 1998, in connection with its spin-off of Waddell & Reed, Torchmark adjusted the number and exercise price of its employee stock options so that the options' value after the spin would be equivalent to its value before the spin. Additionally, every eligible optionee was given the opportunity to elect to convert a portion of their Torchmark options into equivalent Waddell & Reed options in accordance with the same spin ratio that was applicable to all Torchmark shareholders. Also, employees of Waddell & Reed and directors were allowed to convert all of their Torchmark options into equivalent Waddell & Reed options. In every case, the employee or director maintained the same value after the spin-off as was held prior to the transaction.

  As a result of the adjustment and conversion of these options, 7.2 million outstanding Torchmark options with an aggregate exercise price of $219 million on November 6, 1998 were replaced with 6.4 million adjusted Torchmark options with an aggregate exercise price of $167 million. Also 3.7 million Waddell & Reed options were granted with an aggregate exercise price of $51.6 million.

              (Dollar amounts in thousands except per share data)

  A summary of Torchmark's stock option activity adjusted for the stock dividend, and related information for the years ended December 31, 1998, 1997, and 1996 follows:

                                     1998                         1997                         1996
                          ---------------------------- ---------------------------- ---------------------------
                                      Weighted Average             Weighted Average            Weighted Average
                           Options     Exercise Price   Options     Exercise Price   Options    Exercise Price
                          ----------  ---------------- ----------  ---------------- ---------  ----------------
Outstanding-beginning
 of year................   7,241,050       $29.76       9,350,022       $18.52      8,871,700       $17.31
Granted.................   1,023,975        34.97       3,743,972        36.70      1,448,200        24.55
Exercised...............    (175,240)       22.58      (5,820,048)       16.17       (676,376)       15.00
Expired.................     (13,700)       29.19         (32,896)       29.81       (293,502)       19.63
Reduction due to Waddell
 & Reed spinoff.........  (7,249,129)       30.20
Addition due to Waddell
 & Reed spinoff.........   6,401,444        26.16
                          ----------                   ----------                   ---------
Outstanding-end of year.   7,228,400        27.04       7,241,050        29.76      9,350,022        18.52
                          ==========                   ==========                   =========
Exercisable at end of
 year...................   5,038,081        26.24       4,189,238        32.82      6,188,622        16.47

  The weighted average fair value of options granted during the years ended December 31, 1998, 1997 and 1996 were $8.88, $8.43, and $5.08, respectively.

              (Dollar amounts in thousands except per share data)

Note 16--Employee Stock Options (continued)


  The following table summarizes information about stock options outstanding at December 31, 1998:

                                                                        Contract
       Exercise                              Number      Number       Termination
         Price            Grant Date       Outstanding Exercisable        Date
       --------           ----------       ----------- -----------    -----------
             4.86419  October 1, 1993           6,416       6,416  October 3, 2003
             5.63977  October 1, 1993           5,016       5,016  October 3, 2003
            13.32138  January 15, 1991         14,699      14,699  January 17, 2001
            13.91029  January 2, 1991          21,029      21,029  January 4, 2001
            14.17778  January 25, 1990         21,029      21,029  January 27, 2000
   14.55172-14.70181  December 16, 1994       179,899     179,899  December 18, 2004
   14.55222-14.57135  December 7, 1992          9,390       9,390  December 9, 2002
   14.55659-14.57236  December 14, 1993        20,337      20,337  December 16, 2003
   14.57232-14.57573  October 1, 1993           6,552       6,552  October 3, 2003
    14.7127-14.73215  December 12, 1991        31,364      31,364  December 14, 2001
            14.92781  January 3, 1995           7,010       7,010  January 5, 2005
            15.94885* December 18, 1996        60,000      12,000  December 18, 2007
            16.42468  January 2, 1992          21,029      21,029  January 4, 2002
    18.56413-18.5922  December 20, 1995     1,151,575   1,151,575  December 22, 2005
   18.61765-18.63421  December 14, 1993        62,219      62,219  December 16, 2003
            19.26091  January 2, 1996           7,010       7,010  January 4, 2006
     19.26091-19.276  January 3, 1994          13,010      13,010  January 5, 2004
            19.94133  October 1, 1993           2,536       2,536  October 3, 2003
   21.29257-21.30859  December 16, 1996     1,040,887     520,444  December 18, 2006
   21.50657-21.52056  January 2, 1997         142,003       8,827  January 4, 2007
   22.14864-22.16202  January 31, 1997        466,015     329,347  January 31, 2008
   22.25559-22.26895  December 7, 1992         96,411      96,411  December 9, 2002
    24.7174-24.72794  January 4, 1993          19,010      19,010  January 6, 2003
   33.27631-33.28237  December 24, 1997       340,361           0  December 26, 2007
             33.4375  December 16, 1998       687,600           0  December 18, 2008
             33.4375  December 16, 1998       119,894           0  December 16, 2009
      33.4903-33.497  September 25, 1997    2,435,922   2,435,922  September 27, 2007
            33.54382  January 9, 1998          12,984           0  January 9, 2009
               34.75  December 30, 1998        39,659           0  December 30, 2009
            35.63037  February 16, 1998        12,056           0  February 16, 2009
   36.11175-36.11284  January 2, 1998         152,709      36,000  January 4, 2008
            36.37928  February 10, 1998        11,357           0  February 10, 2009
            36.43278  February 4, 1998         11,412           0  February 4, 2009
                                            ---------   ---------
                                            7,228,400   5,038,081
                                            =========   =========

--------
* Issued when the market price was $24.8125. Option price at that time (prior to the Waddell & Reed spin-off adjustment) was $18.61.

Note 17--Commitments and Contingencies

  Reinsurance: Insurance affiliates of Torchmark reinsure that portion of insurance risk which is in excess of their retention limits. Retention limits for ordinary life insurance range up to $2.5 million per life. Life insurance ceded represents less than 1.0% of total life insurance in force at December 31, 1998. Insurance ceded on life and accident and health products represents
 .8% of premium income for 1998. Torchmark would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

  Insurance affiliates also assume insurance risks of other companies. Life reinsurance assumed represents 2.5% of life insurance in force at December 31, 1998 and reinsurance assumed on life and accident and health products represents 1.8% of premium income for 1998.

              (Dollar amounts in thousands except per share data)

Note 17--Commitments and Contingencies (continued)

  Leases: Torchmark leases office space and office equipment under a variety of operating lease arrangements. These leases contain various renewal options, purchase options, and escalation clauses. Rental expense for operating leases was $3.2 million in each of the years 1998, 1997, and 1996. Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 1998 are as follows: 1999, $2.0 million; 2000, $1.3 million; 2001, $639 thousand; 2002,
$397 thousand; 2003, $197 thousand; and in the aggregate, $4.5 million.

  Concentrations of Credit Risk: Torchmark maintains a highly-diversified investment portfolio with limited concentration in any given region, industry, or economic characteristic. At December 31, 1998, the investment portfolio consisted of securities of the U.S. government or U.S. government-backed securities (12%); non government-guaranteed mortgage-backed securities (6%); short-term investments, which generally mature within one month (1%); securities of state and municipal governments (10%); securities of foreign governments (1%) and investment-grade corporate bonds (57%). The remainder of the portfolio was in real estate (3%), which is not considered a financial instrument according to GAAP; policy loans (4%), which are secured by the underlying insurance policy values; and equity securities, noninvestment grade securities, and other long-term investments (6%). Investments in municipal governments and corporations are made throughout the U.S. with no concentration in any given state. Most of the investments in foreign government securities are in Canadian government obligations. Corporate debt and equity investments are made in a wide range of industries. At December 31, 1998, 1% or more of the portfolio was invested in the following industries:
Financial services (19%); regulated utilities (7%); consumer goods (5%); chemicals and allied products (4%); manufacturing (4%); transportation (4%); services (4%); retailing (3%); machinery and equipment (3%); media/communications (3%); petroleum (3%); asset-backed securities (2%); and forestry, paper, and allied products (1%). Otherwise, no individual industry represented 1% or more of Torchmark's investments. At year-end 1998, 5% of the carrying value of fixed maturities was rated below investment grade (BB or lower as rated by Standard & Poor's or the equivalent NAIC designation). Par value of these investments was $294.7 million, amortized cost was $294.5 million, and market value was $295.3 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in market value.

  Collateral Requirements: Torchmark requires collateral for investments in instruments where collateral is available and is typically required because of the nature of the investment. Since the majority of Torchmark's investments is in government, government-secured, or corporate securities, the requirement for collateral is rare. Torchmark's mortgages are secured by collateral.

  Litigation: Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a defendant. As a practical matter, a jury's discretion regarding the amount of a punitive damage award is not limited by any clear, objective criteria under Alabama law. Accordingly, the likelihood or extent of a punitive damage award in any given case is virtually impossible to predict. As of December 31, 1998, Liberty was a party to approximately 125 active lawsuits (including 29 employment related cases and excluding interpleaders and stayed cases), more than 110 of which were Alabama proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

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

              (Dollar amounts in thousands except per share data)

Note 17--Commitments and Contingencies (continued)

  As previously reported, Liberty has been subject to 76 individual cancer policy lawsuits pending in Alabama and Mississippi, which were stayed or otherwise held in abeyance pending final resolution of Robertson v. Liberty National Life Insurance Company (Case No. CV-92-021). Liberty filed motions to dismiss these lawsuits based upon the U.S. Supreme Court opinion issued in Robertson in March 1997. Only two of these individual cancer policy lawsuits remain, the other such suits having been dismissed.

  It has been previously reported that Liberty was a party to 53 individual cases filed in Chambers County, Alabama involving allegations that an interest-sensitive life insurance policy would become paid-up or self-sustaining after a specified number of years. Only one of these cases remains pending with all others having been settled and dismissed by the Chambers County Circuit Court.

  As previously reported, Torchmark, its insurance subsidiaries Globe and United American, and certain Torchmark officers were named as defendants in purported class action litigation filed in the District Court of Oklahoma County, Oklahoma (Moore v. Torchmark Corporation, Case No. CJ-94-2784-65, subsequently amended and restyled Tabor v. Torchmark Corporation). This suit claims damages on behalf of individual health policyholders who are alleged to have been induced to terminate such policies and to purchase Medicare Supplement and/or other insurance coverages. On February 6, 1998, the defendants renewed their motion to dismiss the class claims for failure to prosecute. The District Court, in an order dated April 2, 1998, allowed bifurcation of Tabor into Medicare Supplement policy claims and non-Medicare Supplement policy claims. The non-Medicare Supplement claims were stayed pending disposition of a related case involving the same plaintiffs filed in Mississippi while discovery was allowed to proceed on plaintiffs' motion to certify a class of Medicare Supplement policyholders' claims.

  On August 25, 1995, a purported class action was filed against Torchmark, Globe, United American and certain officers of these companies in the United States District Court for the Western District of Missouri on behalf of all former agents of Globe (Smith v. Torchmark Corporation, Case No. :95-3304-CV-S-4). This action alleges that the defendants breached independent agent contracts with the plaintiffs by treating them as captive agents and engaged in a pattern of racketeering activity wrongfully denying income and renewal commissions to the agents, restricting insurance sales, mandating the purchase of worthless leads, terminating agents without cause and inducing the execution of independent agent contracts based on misrepresentations of fact. Monetary damages in an unspecified amount are sought. A plaintiff class was certified by the District Court on February 26, 1996, although the certification does not go to the merit of the allegations in the complaint. On December 31, 1996, the plaintiffs filed an amended complaint in Smith to allege violations of various provisions of the Employment Retirement Income Security Act of 1974. Extensive discovery was then conducted. In October 1998, defendants filed a motion to decertify the presently defined class in Smith.

  It has been previously reported that Torchmark, its subsidiaries United American and Globe and certain individual corporate officers are parties to purported class action litigation filed in April, 1996 in the U.S. District Court for the Northern District of Georgia (Crichlow v. Torchmark Corporation, Case No. 4:96-CV-0086-HLM) involving certain hospital and surgical insurance policies issued by Globe and United American. In September 1997, the U.S. District Court entered an order granting summary judgment against the plaintiffs on certain issues and denying national class certification, although indicating that plaintiffs could move for the certification of a state class of Georgia policyholders. Discovery then proceeded on the remaining claims for breach of contract and the duty of good faith arising from closure of the block of business and certain post-claim matters as well as fraud and conspiracy relating to pricing and delay in implementing rate increases. On June 17, 1998, the U.S. District Court entered an order which denied the plaintiffs' motion to certify a Georgia policyholders class, denied reconsideration of the previously entered motion for summary judgment on certain issues, denied reconsideration of the denial of national certification of a class of policyholders and severed and transferred claims of Mississippi policyholders to the U.S. District Court for the Northern District of Mississippi (Greco v. Torchmark Corporation, Case No. 1:98CV196-D-D). The U.S. District Court granted defendants' motion for summary judgment on all remaining issues in Crichlow on February 4, 1999. Plaintiffs in Greco have moved to certify a class of persons purchasing Globe hospital and surgical insurance policies in Mississippi. On February 1, 1999, defendants filed a motion for summary judgment in Greco.

              (Dollar amounts in thousands except per share data)

Note 17--Commitments and Contingencies (continued)

  Torchmark has previously reported the case of Lawson v. Liberty National Life Insurance Company (Case No. CV-96-01119), filed in the Circuit Court of Jefferson County, Alabama, where the plaintiffs sought to represent a class of interest-sensitive life insurance policyholders, including those allegedly induced to exchange life insurance policies or where the existing policy's cash value was allegedly depleted, in litigation alleging fraud, negligence and breach of contract in the sale or exchange of interest-sensitive policies by Liberty. Torchmark was subsequently added as a defendant. In May 1996, the Circuit Court entered an order conditionally certifying a plaintiffs class, which was subsequently redefined in March 1997. The Circuit Court's order allowed the parties to challenge the conditional certification based upon subsequent discovery in the case. In March 1998, the defendants challenged the conditional certification and a hearing on final certification was held in October 1998. On February 9, 1999, the Circuit Court entered an order decertifying the conditional class and denying all petitions to certify a class in Lawson.

  Purported class action litigation was filed on January 2, 1996 against Torchmark, Torch Energy Advisors Incorporated, and certain Torch Energy subsidiaries and affiliated limited partnerships in the Circuit Court of Pickens County, Alabama (Pearson v. Torchmark Corporation, Case No. CV-95-
140). Plaintiff alleges improper payment of royalties and overriding royalties on coalbed methane gas produced and sold from wells in Robinson's Bend Coal Degasification Field, seeks certification of a class and claims unspecified compensatory and punitive damages on behalf of such class. On April 11, 1996, Torchmark's motion to change venue was granted and the case has been transferred to the Circuit Court of Tuscaloosa County, Alabama. Torchmark's motion to dismiss remains pending while discovery is proceeding. On February 10, 1999, the plaintiffs filed a request for a class certification hearing and to set a trial date for the Pearson case.

  In 1978, the United States District Court for the Northern District of Alabama entered a final judgment in Battle v. Liberty National Life Insurance Company, et al (Case No. CV-70-H-752-S), class action litigation involving Liberty, a class composed of all owners of funeral homes in Alabama and a class composed of all insureds (Alabama residents only) under burial or vault policies issued, assumed or reinsured by Liberty. The final judgment fixed the rights and obligations of Liberty and the funeral directors authorized to handle Liberty burial and vault policies as well as reforming the benefits available to the policyholders under the policies. Although class actions are inherently subject to subsequent collateral attack by absent class members, the Battle decree remains in effect to date. A motion filed in February 1990 to challenge the final judgment under Federal Rule of Civil Procedure 60(b) was rejected by both the District Court in 1991 and the Eleventh Circuit Court of Appeals in 1992 and a Writ of Certiorari was denied by the U.S. Supreme Court in 1993.

  In November 1993, an attorney (purporting to represent the funeral director class) filed a petition in the District Court seeking "alternative relief" under the final judgment. This petition was voluntarily withdrawn on November 8, 1995 by petitioners. On February 23, 1996, Liberty filed a petition with the District Court requesting that it order certain contract funeral directors to comply with their obligations under the Final Judgment in Battle and their funeral service contracts. A petition was filed on April 8, 1996 on behalf of a group of funeral directors seeking to modify the 1978 decree in Battle in light of changed economic circumstances. All parties made extensive submissions to the District Court and a hearing on the opposing petitions was held by the District Court on February 9, 1999.

  It has been previously reported that in July 1998, a jury in U.S. District Court in the Middle District of Florida recommended an aggregate total verdict amounting to $21.6 million against Liberty in Hipp v. Liberty National Life Insurance Company (Case No. 95-1332-CIV-T-17A). This case, originally filed in 1995 in the Florida state court system, is a collective action under the Fair Labor Standards Act, alleging age discrimination by Liberty in violation of the Age Discrimination in Employment Act and the Florida Civil Rights Act. The plaintiffs, ten present or former Liberty district managers, sought damages for lost wages, loss of future earnings, lost health and retirement benefits and lost raises and expenses. Three of these plaintiffs, Florida residents, also sought compensatory and punitive damages allowable under Florida law. On November 20, 1998, the District Court remitted the $10 million punitive damage portion of the jury

              (Dollar amounts in thousands except per share data)

Note 17--Commitments and Contingencies (continued) verdict to $0, thus reducing the total verdict to $11 million (including an advisory verdict of $3.2 million in front pay awards). Additional revised front pay submissions were made by the plaintiffs to the District Court in December 1998 and Liberty responded thereto in January 1999. Liberty is awaiting the entry of a final judgment in the Hipp case and thereafter will pursue all available post trial and appellate relief.

Note 18--Business Segments

  Torchmark's segments are based on the insurance product lines it markets and administers, life insurance, health insurance, and annuities. These major product lines are set out as segments because of the common characteristics of products within these categories, comparability of margins, and the similarity in regulatory environment and management techniques. There is also an investment segment which manages the investment portfolio, debt, and cash flow for the insurance segments and the corporate function.

  Life insurance products include traditional and interest-sensitive whole life insurance as well as term life insurance. Health products are generally guaranteed-renewable and include Medicare Supplement, cancer, accident, long-term care, and limited hospital and surgical coverages. Annuities include both fixed-benefit and variable contracts. Variable contracts allow policyholders to choose from a variety of mutual funds in which to direct their deposits.

  Torchmark markets its insurance products through a number of distribution channels, each of which sells the products of one or more of Torchmark's insurance segments. The tables below present segment premium revenue by each of Torchmark's marketing groups.

                                              For the Year 1998
                         ---------------------------------------------------------------
                              Life           Health         Annuity          Total
                         --------------  --------------  -------------  ----------------
                                  % of            % of           % of              % of
Distribution Channel      Amount  Total   Amount  Total  Amount  Total    Amount   Total
--------------------     -------- -----  -------- -----  ------- -----  ---------- -----
Direct Response......... $221,371  23.1% $  8,817   1.2%                $  230,188  13.1%
Liberty National
 Exclusive..............  281,145  29.3   135,861  17.9  $    84   0.2%    417,090  23.8
American Income
 Exclusive..............  204,310  21.3    47,074   6.2                    251,384  14.3
United American
 Independent............   36,925   3.8   417,556  54.9      445   1.3     454,926  25.9
United American
 Exclusive..............   18,798   2.0   150,602  19.8                    169,400   9.7
Military Independent....   92,204   9.6                                     92,204   5.3
United Investors
 Exclusive..............   81,620   8.5                   33,065  97.4     114,685   6.5
Other...................   23,393   2.4                      360   1.1      23,753   1.4
                         -------- -----  -------- -----  ------- -----  ---------- -----
                         $959,766 100.0% $759,910 100.0% $33,954 100.0% $1,753,630 100.0%
                         ======== =====  ======== =====  ======= =====  ========== =====
                                              For the Year 1997
                         ---------------------------------------------------------------
                              Life           Health         Annuity          Total
                         --------------  --------------  -------------  ----------------
                                  % of            % of           % of              % of
Distribution Channel      Amount  Total   Amount  Total  Amount  Total    Amount   Total
--------------------     -------- -----  -------- -----  ------- -----  ---------- -----
Direct Response......... $195,393  21.5% $  6,467   0.9%                $  201,860  12.0%
Liberty National
 Exclusive..............  280,519  30.8   125,701  17.0  $    84   0.3%    406,304  24.2
American Income
 Exclusive..............  190,681  20.9    46,116   6.2                    236,797  14.1
United American
 Independent............   36,810   4.0   428,775  58.0      333   1.2     465,918  27.8
United American
 Exclusive..............   18,243   2.0   132,426  17.9                    150,669   9.0
Military Independent....   79,631   8.8                                     79,631   4.7
United Investors
 Exclusive..............   77,986   8.6                   27,009  94.7     104,995   6.3
Other...................   30,729   3.4                    1,101   3.8      31,830   1.9
                         -------- -----  -------- -----  ------- -----  ---------- -----
                         $909,992 100.0% $739,485 100.0% $28,527 100.0% $1,678,004 100.0%
                         ======== =====  ======== =====  ======= =====  ========== =====

              (Dollar amounts in thousands except per share data)

Note 18--Business Segments (continued)


                                              For the Year 1996
                         ---------------------------------------------------------------
                              Life           Health         Annuity          Total
                         --------------  --------------  -------------  ----------------
                                  % of            % of           % of              % of
Distribution Channel      Amount  Total   Amount  Total  Amount  Total    Amount   Total
--------------------     -------- -----  -------- -----  ------- -----  ---------- -----
Direct Response......... $171,983  20.1% $  3,519   0.5%                $  175,502  10.9%
Liberty National
 Exclusive..............  279,637  32.7   120,028  16.4  $    99   0.4%    399,764  24.8
American Income
 Exclusive..............  173,700  20.3    44,172   6.0                    217,872  13.5
United American
 Independent............   33,404   3.9   440,862  60.2      249   1.1     474,515  29.5
United American
 Exclusive..............   15,767   1.8   124,037  16.9                    139,804   8.7
Military Independent....   71,223   8.3                                     71,223   4.4
United Investors
 Exclusive..............   73,836   8.6                   20,681  92.3      94,517   5.9
Other...................   35,347   4.3                    1,375   6.2      36,722   2.3
                         -------- -----  -------- -----  ------- -----  ---------- -----
                         $854,897 100.0% $732,618 100.0% $22,404 100.0% $1,609,919 100.0%
                         ======== =====  ======== =====  ======= =====  ========== =====

  Because of the nature of the insurance industry, Torchmark has no individual or group which would be considered a major customer. Substantially all of Torchmark's business is conducted in the United States, primarily in the Southeastern and Southwestern regions.

  The measure of profitability for insurance segments is underwriting income before other income and administrative expenses, in accordance with the manner the segments are managed. It essentially represents gross profit margin on insurance products before insurance administrative expenses and consists of premium, less net policy obligations, acquisition expenses, and commissions. It differs from GAAP pretax operating income before other income and administrative expense for two primary reasons. First, there is a reduction to policy obligations for interest credited by contract to policyholders because this interest is earned and credited by the investment segment. Second, interest is also added to acquisition expense which represents the implied interest cost of deferred acquisition costs, which is funded by and is attributed to the investment segment.

  The measure of profitability for the investment segment is excess investment income, which represents the income earned on the investment portfolio in excess of net policy requirements and financing costs associated with debt and Torchmark's MIPS. The investment segment is measured on a tax-equivalent basis, equating the return on tax-exempt investments to the pretax return on taxable investments. Other than the above-mentioned interest allocations, there are no other intersegment revenues or expenses. Expenses directly attributable to corporate operations are included in the "Corporate" category. All other unallocated revenues and expenses on a pretax basis, including insurance administrative expense, are included in the "Other" segment category. The table below sets forth a reconciliation of Torchmark's revenues and operations by segment to its major income statement line items.

              (Dollar amounts in thousands except per share data)

Note 18--Business Segments (continued)


                                                             For the year 1998
                      ------------------------------------------------------------------------------------------------------
                                                                                          Family
                                                                                         Service
                                                                                       Underwriting
                        Life      Health   Annuity   Investment    Other    Corporate     Income    Adjustments Consolidated
                      ---------  --------  --------  ----------  ---------  ---------  ------------ ----------- ------------
 Revenue:
  Premium...........  $ 957,274  $759,910  $ 33,594                                      $  2,852                $1,753,630
  Net investment
   income...........                                 $ 470,701                                       $(11,143)      459,558
  Other income......                                             $   4,488                             (2,163)        2,325
                      ---------  --------  --------  ---------   ---------  --------     --------    --------    ----------
    Total revenue...    957,274   759,910    33,594    470,701       4,488                  2,852     (13,306)    2,215,513
 Expenses:
  Policy benefits...    618,867   482,496    34,662                                        14,251                 1,150,276
  Required reserve
   interest.........   (215,185)  (20,440)  (42,171)   296,696                            (18,900)                      -0-
  Amortization of
   acquisition
   costs............    158,298    59,208    11,561                                         3,883      (1,926)      231,024
  Commissions and
   premium tax......     57,364    87,828       510                                           208      (2,163)      143,747
  Required interest
   on acquisition
   costs............     85,374    11,373     5,609   (103,481)                             1,125                       -0-
  Financing costs*..                                    71,367                                        (15,042)       56,325
                      ---------  --------  --------  ---------   ---------  --------     --------    --------    ----------
    Total expenses..    704,718   620,465    10,171    264,582                                567     (19,131)    1,581,372
                      ---------  --------  --------  ---------   ---------  --------     --------    --------    ----------
 Underwriting income
  before other
  income and
  administrative
  expense**.........    252,556   139,445    23,423                                         2,285                   417,709
 Reclass of Family
  Service...........      2,187                  98                                        (2,285)                      -0-
                      ---------  --------  --------  ---------   ---------  --------     --------    --------    ----------
 Underwriting income
  before other
  income and
  administrative
  expense...........    254,743   139,445    23,521                                                                 417,709
 Excess investment
  income............                                   206,119                                                      206,119
 Subtotal
  adjustments.......                                                 4,488                              5,825        10,313
                      ---------  --------  --------  ---------   ---------  --------     --------    --------    ----------
    Subtotal........    254,743   139,445    23,521    206,119       4,488                              5,825       634,141
 Administrative
  expense...........                                              (103,451)                                        (103,451)
 Parent expense.....                                                        $(10,406)                  (3,581)      (13,987)
 Goodwill
  amortization......                                                         (12,075)                               (12,075)
                      ---------  --------  --------  ---------   ---------  --------     --------    --------    ----------
    Pretax operating
     income.........   $254,743  $139,445   $23,521  $ 206,119   $ (98,963) $(22,481)    $    -0-    $  2,244       504,628
                      =========  ========  ========  =========   =========  ========     ========    ========
 Deduct realized investment losses and deferred acquisition cost adjustment.............................            (57,637)
                                                                                                                 ----------
    Pretax income.......................................................................................           $446,991
                                                                                                                 ==========

-------
* Investment segment includes MIPS dividend on a pretax basis.
** Insurance segments exclude Family Service.

              (Dollar amounts in thousands except per share data)
Note 18--Business Segments (continued)


                                                            For the year 1997
                     ------------------------------------------------------------------------------------------------------
                                                                                         Family
                                                                                        Service
                                                                                      Underwriting
                       Life      Health   Annuity   Investment    Other    Corporate     Income    Adjustments Consolidated
                     ---------  --------  --------  ----------  ---------  ---------  ------------ ----------- ------------
Revenue:
 Premium...........  $ 901,187  $739,485  $ 27,426                                      $ 9,906                 $1,678,004
 Net investment
  income...........                                 $ 439,067                                        $(9,951)      429,116
 Other income......                                             $   3,141                             (2,179)          962
                     ---------  --------  --------  ---------   ---------  --------     -------      -------    ----------
   Total revenue...    901,187   739,485    27,426    439,067       3,141                 9,906      (12,130)    2,108,082
Expenses:
 Policy benefits...    574,139   462,967    34,631                     (7)               37,170                  1,108,900
 Required reserve
  interest.........   (199,339)  (21,644)  (41,551)   308,632                           (46,098)                       -0-
 Amortization of
  acquisition
  costs............    149,358    58,473     9,660                                        9,105       (1,858)      224,738
 Commissions and
  premium tax......     55,019    87,069       710                                          681       (2,183)      141,296
 Required interest
  on acquisition
  costs............     80,972    11,080     4,951   (100,096)                            3,093                        -0-
 Financing costs*..                                    87,055                                        (15,192)       71,863
                     ---------  --------  --------  ---------   ---------  --------     -------      -------    ----------
   Total expenses..    660,149   597,945     8,401    295,591          (7)                3,951      (19,233)    1,546,797
                     ---------  --------  --------  ---------   ---------  --------     -------      -------    ----------
Underwriting income
 before other
 income and
 administrative
 expense**.........    241,038   141,540    19,025                      7                 5,955                    407,565
Reclass of Family
 Service...........      5,650                 305                                       (5,955)                       -0-
                     ---------  --------  --------  ---------   ---------  --------     -------      -------    ----------
Underwriting income
 before other
 income and
 administrative
 expense...........    246,688   141,540    19,330                      7                                          407,565
Excess investment
 income............                                   143,476                                                      143,476
Subtotal
 adjustments.......                                                 3,141                              7,103        10,244
                     ---------  --------  --------  ---------   ---------  --------     -------      -------    ----------
Subtotal...........    246,688   141,540    19,330    143,476       3,148                              7,103       561,285
Administrative
 expense...........                                              (104,220)                                        (104,220)
Parent expense.....                                                        $(13,879)                  (2,134)      (16,013)
Goodwill
 amortization......                                                         (12,074)                               (12,074)
Deferred
 acquisition cost
 adjustment for
 realized gains....                                                                                      198           198
                     ---------  --------  --------  ---------   ---------  --------     -------      -------    ----------
Pretax operating
 income............  $ 246,688  $141,540  $ 19,330  $ 143,476   $(101,072) $(25,953)    $     0      $ 5,167       429,176
                     =========  ========  ========  =========   =========  ========     =======      =======
Deduct realized investment losses and deferred acquisition cost adjustment.............................            (37,177)
                                                                                                                ----------
Pretax income..........................................................................................         $  391,999
                                                                                                                ==========

-------
* Investment segment includes MIPS dividend on a pretax basis.
** Insurance segments exclude Family Service.

              (Dollar amounts in thousands except per share data)

Note 18--Business Segments (continued)


                                                             For the year 1996
                      -----------------------------------------------------------------------------------------------------
                                                                                         Family
                                                                                        Service
                                                                                      Underwriting
                        Life      Health   Annuity   Investment   Other    Corporate     Income    Adjustments Consolidated
                      ---------  --------  --------  ---------- ---------  ---------  ------------ ----------- ------------
Revenue:
 Premium............  $ 842,186  $732,618  $ 21,029                                     $14,086                 $1,609,919
 Net Investment
  income............                                  $410,189                                      $(10,638)      399,551
 Other income.......                                            $   2,936                             (1,820)        1,116
                      ---------  --------  --------   --------  ---------  --------     -------     --------    ----------
   Total revenue....    842,186   732,618    21,029    410,189      2,936                14,086      (12,458)    2,010,586
Expenses:
 Policy benefits....    538,233   448,346    32,085                   (18)               39,438                  1,058,084
 Required reserve
  interest..........   (186,306)  (26,137)  (38,972)   298,408                          (46,993)                       -0-
 Amortization of
  acquisition costs.    138,553    63,150     7,280                                      10,937       (1,094)      218,826
 Commissions and
  premium tax.......     53,747    87,687       423                                         622       (2,031)      140,448
 Required interest
  on acquisition
  costs.............     75,955    11,475     4,253    (95,556)                           3,873                        -0-
 Financing costs*...                                    88,465                                       (14,854)       73,611
                      ---------  --------  --------   --------  ---------  --------     -------     --------    ----------
   Total expenses...    620,182   584,521     5,069    291,317        (18)                7,877      (17,979)    1,490,969
                      ---------  --------  --------   --------  ---------  --------     -------     --------    ----------
Underwriting income
 before other income
 and administrative
 expense............    222,004   148,097    15,960                    18                 6,209                    392,288
Reclass of Family
 Service............      5,689                 520                                      (6,209)                       -0-
                      ---------  --------  --------   --------  ---------  --------     -------     --------    ----------
Underwriting income
 before other income
 and administrative
 expense**..........    227,693   148,097    16,480                    18                                          392,288
Excess investment
 income.............                                   118,872                                                     118,872
Subtotal
 adjustments........                                                2,936                              5,521         8,457
                      ---------  --------  --------   --------  ---------  --------     -------     --------    ----------
   Subtotal.........    227,693   148,097    16,480    118,872      2,954                              5,521       519,617
Administrative
 expense............                                             (110,029)                                        (110,029)
Parent expense......                                                       $(13,959)                  (1,893)      (15,852)
Goodwill
 amortization.......                                                        (12,074)                               (12,074)
Deferred acquisition
 cost adjustment for
 realized gains.....                                                                                     749           749
                      ---------  --------  --------   --------  ---------  --------     -------     --------    ----------
   Pretax operating
    income..........  $ 227,693  $148,097  $ 16,480   $118,872  $(107,075) $(26,033)    $   -0-     $  4,377       382,411
                      =========  ========  ========   ========  =========  ========     =======     ========
Add realized investment gains and deferred acquisition cost adjustment..................................             5,081
                                                                                                                ----------
   Pretax income........................................................................................        $  387,492
                                                                                                                ==========

-------
* Investment segment includes MIPS dividend on a pretax basis.
** Insurance segments exclude Family Service.

              (Dollar amounts in thousands except per share data)

Note 18--Business Segments (continued)


  Assets for each segment are reported based on a specific identification basis. The insurance segments' assets contain deferred acquisition costs, value of insurance purchased, and separate account assets. The investment segment includes the investment portfolio, cash, and accrued investment income. Goodwill is assigned to corporate operations. All other assets, representing less than 2% of total assets, are included in the other category. The table below reconciles segment assets to total assets as reported in the financial statements.

                                                          At December 31, 1998
                          -------------------------------------------------------------------------------------
                             Life     Health   Annuity   Investment  Other   Corporate Adjustments Consolidated
                          ---------- -------- ---------- ---------- -------- --------- ----------- ------------
Cash and invested
 assets.................                                 $6,449,021                                $ 6,449,021
Accrued investment
 income.................                                     99,279                                     99,279
Deferred acquisition
 costs..................  $1,390,030 $190,285 $   92,836                                             1,673,151
Goodwill................                                                     $414,658                  414,658
Separate account assets.                       2,425,262                                             2,425,262
Other assets............                                            $187,657                           187,657
                          ---------- -------- ---------- ---------- -------- --------   --------   -----------
Total assets............  $1,390,030 $190,285 $2,518,098 $6,548,300 $187,657 $414,658              $11,249,028
                          ========== ======== ========== ========== ======== ========   ========   ===========

                                                          At December 31, 1997
                          -------------------------------------------------------------------------------------
                             Life     Health   Annuity   Investment  Other   Corporate Adjustments Consolidated
                          ---------- -------- ---------- ---------- -------- --------- ----------- ------------
Cash and invested
 assets.................                                 $6,575,401                                $ 6,575,401
Accrued investment
 income.................                                    100,392                                    100,392
Deferred acquisition
 costs..................  $1,296,501 $178,903 $  112,715                                             1,588,119
Goodwill................                                                     $426,732                  426,732
Separate account assets.                       1,876,439                                             1,876,439
Other assets............                                            $172,655                           172,655
Discontinued assets.....                                                                $387,910       387,910
                          ---------- -------- ---------- ---------- -------- --------   --------   -----------
Total assets............  $1,296,501 $178,903 $1,989,154 $6,675,793 $172,655 $426,732   $387,910   $11,127,648
                          ========== ======== ========== ========== ======== ========   ========   ===========

                                                          At December 31, 1996
                          -------------------------------------------------------------------------------------
                             Life     Health   Annuity   Investment  Other   Corporate Adjustments Consolidated
                          ---------- -------- ---------- ---------- -------- --------- ----------- ------------
Cash and invested
 assets.................                                 $5,951,214                                $ 5,951,214
Accrued investment
 income.................                                     91,837                                     91,837
Deferred acquisition
 costs..................  $1,215,863 $175,498 $  106,734                                             1,498,095
Goodwill................                                                     $438,806                  438,806
Separate account assets.                       1,420,025                                             1,420,025
Other assets............                                            $159,966                           159,966
Discontinued assets.....                                                                $334,021       334,021
                          ---------- -------- ---------- ---------- -------- --------   --------   -----------
Total assets............  $1,215,863 $175,498 $1,526,759 $6,043,051 $159,966 $438,806   $334,021   $ 9,893,964
                          ========== ======== ========== ========== ======== ========   ========   ===========

              (Dollar amounts in thousands except per share data)

Note 19--Related Party Transactions


  Transactions Regarding Vesta. Since 1993, Torchmark has held a passive investment in 5.1 million shares of Vesta, a property insurance carrier, representing approximately 28% of the outstanding shares of Vesta. In June, 1998, Vesta announced that (a) an investigation of accounting irregularities that occurred during the fourth quarter of 1997 and the first quarter of 1998 would result in an aggregate $14 million net after-tax reduction in previously reported net income, and, in addition, that (b) it would restate its historical financial statements for the period of 1993 through the first quarter of 1998, reflecting reductions in reported net after-tax earnings of $49 million for the period of 1993 through 1997 and $10 million for the first quarter of 1998. To reflect its pro rata share of Vesta's cumulative reported financial corrections, Torchmark recorded a pre-tax charge of $20 million ($13 million after tax) or $.09 per diluted share in the second quarter of 1998. Additionally, Vesta is now subject to numerous class action lawsuits in state and Federal courts filed subsequent to such announcements.

  During the fourth quarter of 1998, Torchmark announced it had entered into an agreement to sell approximately 1.8 million shares of Vesta common stock to an unaffiliated insurance carrier for $7.42 a share. In its fourth quarter Form 10Q, Torchmark reported its intent to sell its remaining Vesta shares and vacate the two Vesta board seats it occupied. In view of the pending transaction, Torchmark adjusted the carrying value of its holdings in Vesta to estimated net realizable value of $45 million, effective September 30, 1998. The adjustment produced an after-lax realized loss of $24 million or $.17 per Torchmark diluted share.

  As of December 31, 1998, the terms of the agreement were not met by the unaffiliated insurance carrier and the contract to sell the Vesta shares expired. In the meantime, on December 29, 1998, Torchmark sold 680 thousand Vesta shares to another unrelated institution at a price of $4.75 per share. Torchmark realized a $2 million after-tax loss on the sale. The sale reduced Torchmark's ownership of Vesta to 4.45 million shares or approximately 24% of Vesta at December 31, 1998.

  Subsequent to Vesta's June, 1998 announcement involving the accounting irregularities and the financial restatements, Torchmark recorded its equity in Vesta's earnings in the quarter that Vesta reported those earnings. As a result, Torchmark's equity in Vesta's reported earnings during 1998, including the restatements, was a pretax loss of $27 million. Torchmark carried Vesta at a value of $32 million at December 31, 1998, reflecting the previously taken writedown.

  Torchmark leases office space to Vesta. Total rental income received from Vesta was $857 thousand, $585 thousand, and $508 thousand, for the years ended December 31, 1998, 1997 and 1996, respectively.

Note 20--Supplemental Disclosures for Cash Flow Statement

  The following table summarizes Torchmark's noncash transactions, which are not reflected on the Statement of Cash Flow:

                                                       Year Ended December 31,
                                                       ------------------------
                                                         1998    1997    1996
                                                       -------- ------- -------
    Paid-in capital from tax benefit for stock option
     exercises.......................................  $    933 $39,873 $ 1,598
    Discounted/deferred option grants................       582   2,020     -0-
    Non-cash assets received from sale of energy
     operations......................................       -0-     -0-  79,289
    Non-cash liabilities assumed from sale of energy
     operations......................................       -0-     -0-  48,942
    Distribution of Waddell & Reed stock.............   174,113     -0-     -0-

  The following table summarizes certain amounts paid during the period:

                                                        Year Ended December 31,
                                                        ------------------------
                                                          1998    1997    1996
                                                        -------- ------- -------
    Interest paid...................................... $ 60,573 $73,537 $74,433
    Income taxes paid.................................. $102,753 $31,422 $66,987

              (Dollar amounts in thousands except per share data)

Note 21--Selected Quarterly Data (Unaudited)

  The following is a summary of quarterly results for the two years ended December 31, 1998. The information is unaudited but includes all adjustments (consisting of normal accruals) which management considers necessary for a fair presentation of the results of operations for these periods.

                                              Three Months Ended
                                 -----------------------------------------------
                                 March 31,  June 30,  September 30, December 31,
                                 ---------  --------  ------------- ------------
1998:
-----
Premium and policy charges...... $433,017   $439,364    $437,964      $443,285
Net investment income...........  119,800    117,881     112,165       109,712
Realized investment losses......   (3,173)    (1,854)    (39,750)      (12,860)
Total revenues..................  550,032    556,048     511,271       540,525
Policy benefits.................  287,024    291,826     285,217       286,209
Amortization of acquisition
 expenses.......................   57,334     57,755      57,248        58,687
Pretax income from continuing
 operations.....................  117,799    123,856      87,054       118,282
(Loss) from discontinued
 operations.....................   14,766     15,222     (38,607)        2,246
Net income......................   92,918     63,142      14,546        73,835
Basic net income per common
 share from continuing
 operations.....................      .56        .34         .38           .51
Basic net income per common
 share..........................      .66        .45         .10           .53
Basic net income per common
 share from continuing
 operations excluding realized
 losses, related DPAC
 adjustment, and equity in
 earnings of Vesta..............      .55        .58         .58           .61
Diluted net income per common
 share from continuing
 operations.....................      .55        .34         .38           .51
Diluted net income per common
 share..........................      .66        .45         .10           .53
Diluted net income per common
 share from continuing
 operations excluding realized
 losses, related DPAC
 adjustment, and equity in
 earnings of Vesta..............      .55        .57         .58           .60
1997:
-----
Premium and policy charges...... $415,690   $419,887    $420,227      $422,200
Net investment income...........  102,537    105,728     109,504       111,347
Realized investment losses......  (10,831)   (22,948)       (390)       (2,810)
Total revenues..................  507,597    503,116     529,442       530,948
Policy benefits.................  273,081    279,797     279,311       276,711
Amortization of acquisition
 expenses.......................   56,523     55,128      56,736        56,351
Pretax income from continuing
 operations.....................   89,940     82,368     110,551       109,140
Income from discontinued
 operations.....................   18,215     19,559      19,281        20,259
Net income .....................   77,328     74,590      92,974        92,851
Basic net income per common
 share from continuing
 operations.....................      .42        .40         .53           .52
Basic net income per common
 share..........................      .55        .54         .67           .66
Basic net income per common
 share from continuing
 operations excluding realized
 losses, related DPAC
 adjustment, and equity in
 earnings of Vesta..............      .46        .48         .51           .51
Diluted net income per common
 share from continuing
 operations.....................      .42        .39         .52           .51
Diluted net income per common
 share..........................      .55        .53         .66           .66
Diluted net income per common
 share from continuing
 operations excluding realized
 losses, related DPAC
 adjustment, and equity in
 earnings of Vesta..............      .45        .48         .50           .51

         Item 9. Disagreements on Accounting and Financial Disclosure

  On October 21, 1998, with the approval of the Audit Committee of the Board of Directors of Torchmark, Torchmark engaged Deloitte & Touche LLP as its principal accountants as of January 1, 1999, effective upon the issuance of KPMG Peat Marwick LLP's ("KPMG") reports on the consolidated financial statements of Torchmark and subsidiaries and the separately issued financial statements of Torchmark's subsidiaries, unit investment trust accounts and benefit plans as of and for the year ending December 31, 1998. The reports of KPMG on the financial statements of Torchmark for either of the two most recent fiscal years did not contain any adverse opinion or disclaimer of opinion. Such reports were not qualified or modified as to uncertainty, audit scope or accounting principles. During such years and during the period between December 31, 1997 and the date of the independent accountants report for the consolidated financial statements of Torchmark for the three years ended December 31, 1998, there was no disagreement between KPMG and Torchmark on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused that firm to make reference to the subject matter of such disagreement in connection with its report on Torchmark's financial statements.

   Torchmark's appointment of Deloitte & Touche will be submitted to shareholders for ratification at Torchmark's April, 1999 annual shareholders meeting.

                                   PART III

            Item 10. Directors and Executive Officers of Registrant

  Information required by this item is incorporated by reference from the sections entitled "Election of Directors," "Profiles of Directors and Nominees," "Executive Officers" and Section 16(a) "Beneficial Ownership Reporting Compliance" of the Securities Exchange Act in the Proxy Statement for the Annual Meeting of Stockholders to be held April 29, 1999 (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission.

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

                                    PART IV

  Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a) Index of documents filed as a part of this report:

                                                                      Page of
                                                                    this report
                                                                    -----------
  Financial Statements:
  Torchmark Corporation and Subsidiaries:
   Independent Auditors' Report....................................      38
   Consolidated Balance Sheet at December 31, 1998 and 1997........      39
   Consolidated Statement of Operations for each of the years in
    the three-year period ended December 31, 1998..................      40
   Consolidated Statement of Comprehensive Income for each of the
    years in the three-year period ended December 31, 1998.........      42
   Consolidated Statement of Shareholders' Equity for each of the
    years in the three-year period ended December 31, 1998.........      43
   Consolidated Statement of Cash Flow for each of the years in the
    three-year period ended December 31, 1998......................      44
   Notes to Consolidated Financial Statements......................      46

  Schedules Supporting Financial Statements for each of the years in the three-year period ended December 31, 1998:
   II.Condensed Financial Information of Registrant (Parent Compa-
   ny).............................................................      86
   IV.Reinsurance (Consolidated)...................................      89

Schedules not referred to have been omitted as inapplicable or not required by
                                Regulation S-X.

(b) Reports on Form 8-K.

  The following Forms 8-K were filed by the registrant during the fourth quarter of 1998:

    (1) Form 8-K dated October 19, 1998, announcing that on November 6, 1998, the registrant would spin-off its remaining stock interest in Waddell & Reed to Torchmark common shareholders;

    (2) Form 8-K dated October 28, 1998, reporting changes in the registrant's certifying accountant; and

    (3) Form 8-K/A dated November 20, 1998, reporting completion of the spin-off disposition of Waddell & Reed.

  No financial statements were required in either of the Forms 8-K. Torchmark Corporation Pro Forma Condensed Consolidated Financial Statements (Unaudited) were filed in Form 8-K/A dated November 20, 1998.

(c) Exhibits

                                    EXHIBITS

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
  (3)(i) Restated Certificate of Incorporation of Torchmark Corpora-
         tion, as amended (incorporated by reference from Exhibit
         3(i) to Form 10-K for the fiscal year ended December 31,
         1998)
    (ii) By-Laws of Torchmark Corporation, as amended (incorporated by reference from Exhibit 3(b) to Form 10-K for the fiscal year ended December 31, 1989)
  (4)(a) Specimen Common Stock Certificate (incorporated by reference from Exhibit 4(a) to Form 10-K for the fiscal year ended De-
         cember 31, 1989)
     (b) Trust Indenture dated as of February 1, 1987 between
         Torchmark Corporation and Morgan Guaranty Trust Company of
         New York, as Trustee (incorporated by reference from Exhibit
         4(b) to Form S-3 for $300,000,000 of Torchmark Corporation
         Debt Securities and Warrants (Registration No. 33-11816))
 (10)(a) Torchmark Corporation and Affiliates Retired Lives Reserve
         Agreement, as amended, and Trust (incorporated by reference from Exhibit 10(b) to Form 10-K for the fiscal year ended
         December 31, 1991)
     (b) Capital Accumulation and Bonus Plan of Torchmark Corpora-
         tion, as amended, (incorporated by reference from Exhibit
         10(c) to Form 10-K for the fiscal year ended December 31,
         1988)
     (c) Torchmark Corporation Supplementary Retirement Plan (incor-
         porated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1992)
     (d) Certified Copies of Resolutions Establishing Retirement Pol-
         icy for Officers and Directors of Torchmark Corporation and
         Providing Retirement Benefits for Directors (incorporated by reference from Exhibit 10(d) to Form 10-K for the fiscal
         year ended December 31, 1998)
     (e) Torchmark Corporation Restated Deferred Compensation Plan
         for Directors, Advisory Directors, Directors Emeritus and
         Officers, as amended (incorporated by reference from Exhibit
         10(e) to Form 10-K for the fiscal year ended December 31,
         1992)
     (f) The Torchmark Corporation 1987 Stock Incentive Plan (incor-
         porated by reference from Exhibit 10(f) to Form 10-K for the fiscal year ended December 31, 1998)
     (g) General Agency Contract between Liberty National Life Insur-
         ance Company and Independent Research Agency For Life Insur-
         ance, Inc. (incorporated by reference from Exhibit 10(i) to
         Form 10-K for the fiscal year ended December 31, 1990)
     (h) Form of Marketing and Administrative Services Agreement be-
         tween Liberty National Fire Insurance Company, Liberty Na-
         tional Insurance Corporation and Liberty National Life In-
         surance Company (incorporated by reference from Exhibit 10.2 to Form S-1 Registration Statement No. 33-68114)
     (i) Form of Deferred Compensation Agreement Between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Eligible to Participate in the Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         and to Retire Prior to December 31, 1986 (incorporated by
         reference from Exhibit 10(k) to Form 10-K for the fiscal
         year ended December 31, 1991)

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
    (j)  Form of Deferred Compensation Agreement between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Eligible to Participate in the Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         and Not Eligible to Retire Prior to December 31, 1986 (in-
         corporated by reference from Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 1991)
    (k)  Torchmark Corporation Supplemental Savings and Investment
         Plan (incorporated by reference from Exhibit 10(m) to Form
         10-K for the fiscal year ended December 31, 1992)
    (l)  Service Agreement, dated as of January 1, 1991, between
         Torchmark Corporation and Liberty National Life Insurance
         Company (prototype for agreements between Torchmark Corpora-
         tion and other principal operating subsidiaries) (incorpo-
         rated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1992)
    (m)  The Torchmark Corporation Pension Plan (incorporated by ref-
         erence from Exhibit 10(o) to Form 10-K for the fiscal year ended December 31, 1992)
    (n)  The Torchmark Corporation 1998 Stock Incentive Plan
    (o)  The Torchmark Corporation Savings and Investment Plan (in-
         corporated by reference from Exhibit 10(s) to Form 10-K for the fiscal year ended December 31, 1992)


    (p)  Credit Agreements dated as of October 24, 1996 among
         Torchmark Corporation, the Lenders and The First National
         Bank of Chicago, as Agent (364 Day and Five Year) (incorpo-
         rated by reference from Exhibit 10(t) to Form 10-K for the fiscal year ended December 31, 1996)
    (q)  Coinsurance and Servicing Agreement between Security Benefit
         Life Insurance Company and Liberty National Life Insurance
         Company, effective as of December 31, 1995 (incorporated by reference from Exhibit 10(u) to Form 10-K for the fiscal
         year ended December 31, 1995)
    (r)  Form of Deferred Compensation Agreement Between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Not Eligible to Participate in Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         (incorporated by reference from Exhibit 10(j) to Form 10-K for the fiscal year ended December 31, 1991)
    (s)  Torchmark Corporation 1996 Non-Employee Director Stock Op-
         tion Plan (incorporated by reference from Exhibit 10(w) to
         Form 10-K for the fiscal year ended December 31, 1996)
    (t)  Torchmark Corporation 1996 Executive Deferred Compensation
         Stock Option Plan (incorporated by reference from Exhibit
         10(x) to Form 10-K for the fiscal year ended December 31,
         1996)
 (11)    Statement re computation of per share earnings                    85
 (20)    Proxy Statement for Annual Meeting of Stockholders to be
         held April 29, 1999
 (21)    Subsidiaries of the registrant                                    85
 (23)(a) Consent of KPMG Peat Marwick LLP to incorporation by refer-
         ence of their audit report dated January 29, 1999, except
         for Note 17, which is as of February 10, 1999, into Form S-8 of The Torchmark Corporation Savings and Investment Plan
         (Registration No. 2-76378)

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
    (b) Consent of KPMG Peat Marwick LLP to incorporation by refer-
        ence of their audit report dated January 29, 1999, except for
        Note 17, which is as of February 10, 1999 into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corpo-
        ration 1996 Non-Employee Stock Option Plan (Registration No.
        2-93760)
    (c) Consent of KPMG Peat Marwick LLP to incorporation by refer-
        ence of their audit report dated January 29, 1999, except for
        Note 17, which is as of February 10, 1999 into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corpo-
        ration 1987 Stock Incentive Plan (Registration No. 33-23580)
    (d) Consent of KPMG Peat Marwick LLP to incorporation by
        reference of their audit report dated January 29, 1999,
        except for Note 17, which is as of February 10, 1999 into
        Form S-8 and the accompanying Form S-3 Prospectus of The
        Capital Accumulation and Bonus Plan of Torchmark Corporation
        (Registration No. 33-1032)
    (e) Consent of KPMG Peat Marwick LLP to incorporation by refer-
        ence of their audit report dated January 29, 1999, except for
        Note 17, which is as of February 10, 1999 into Form S-8 of the Liberty National Life Insurance Company 401(k) Plan (Reg-
        istration No. 33- 65507)
    (f) Consent of KPMG Peat Marwick LLP to incorporation by refer-
        ence of their audit report dated January 29, 1999, except for
        Note 17, which is as of February 10, 1999 into Form S-8 and accompanying Form S-3 Prospectus of the Torchmark Corporation
        1996 Executive Deferred Compensation Stock Option Plan (Reg-
        istration No. 333-27111)
 (24)   Powers of attorney
 (27)   Financial Data Schedule

Exhibit 11. Statement re computation of per share earnings

            TORCHMARK CORPORATION COMPUTATION OF EARNINGS PER SHARE

                                            1998          1997         1996
                                        ------------  ------------ ------------
Net income from continuing operations.  $255,776,000  $260,429,000 $252,815,000
Discontinued operations of energy seg-
 ment:
 Loss on disposal.....................           -0-           -0-   (7,137,000)
Discontinued operations of Waddell &
 Reed:
 Net income from operations...........    47,868,000    77,314,000   65,694,000
 Loss on disposal.....................   (54,241,000)          -0-          -0-
                                        ------------  ------------ ------------
Net income before extraordinary items.   249,403,000   337,743,000  311,372,000
Loss on redemption of debt ...........    (4,962,000)          -0-          -0-
                                        ------------  ------------ ------------
Net income............................  $244,441,000  $337,743,000 $311,372,000
                                        ============  ============ ============
Basic weighted average shares out-
 standing.............................   139,998,671   139,202,354  142,459,783
Diluted weighted average shares out-
 standing.............................   141,351,912   141,431,156  143,783,218
Basic earnings per share:
Net income from continuing operations.  $       1.83  $       1.87 $       1.78
Discontinued operations of energy seg-
 ment:
 Loss on disposal.....................           -0-           -0-        (0.05)
Discontinued operations of Waddell &
 Reed:
 Net income from operations...........          0.34          0.56          .46
 Loss on disposal.....................         (0.39)          -0-          -0-
                                        ------------  ------------ ------------
Net income before extraordinary items.          1.78          2.43         2.19
Loss on redemption of debt............         (0.03)          -0-          -0-
                                        ------------  ------------ ------------
Net income............................  $       1.75  $       2.43 $       2.19
                                        ============  ============ ============
Diluted earnings per share:
Net income from continuing operations.  $       1.81  $       1.84 $       1.76
Discontinued operations of energy seg-
 ment:
 Loss on disposal.....................           -0-           -0-        (0.05)
Discontinued operations of Waddell &
 Reed:
 Net income from operations...........          0.34          0.55         0.46
 Loss on disposal.....................         (0.38)          -0-          -0-
                                        ------------  ------------ ------------
Net income before extraordinary items.          1.77          2.39         2.17
Loss on redemption of debt............         (0.04)          -0-          -0-
                                        ------------  ------------ ------------
Net income............................  $       1.73  $       2.39 $       2.17
                                        ============  ============ ============

Exhibit 21. Subsidiaries of the Registrant

The following table lists subsidiaries of the registrant which meet the definition of "significant subsidiary" according to Regulation S-X:

                                       State of             Name Under Which
                 Company             Incorporation        Company Does Business
         -----------------------     -------------        ---------------------
         American Income Life                            American Income Life
          Insurance Company            Indiana            Insurance Company
         Globe Life And Accident                         Globe Life And Accident
          Insurance Company            Delaware           Insurance Company
         Liberty National Life                           Liberty National Life
          Insurance Company            Alabama            Insurance Company
         United American                                 United American
          Insurance Company            Delaware           Insurance Company
         United Investors Life                           United Investors Life
          Insurance Company            Missouri           Insurance Company

All other exhibits required by Regulation S-K are listed as to location in the "Index of documents filed as a part of this report" on pages 81 through 84 of this report. Exhibits not referred to have been omitted as inapplicable or not required.

                     TORCHMARK CORPORATION (PARENT COMPANY)
           SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEET
                             (Amounts in thousands)

                                                             December 31,
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
Assets:
 Investments:
  Long-term investments................................  $  105,703  $   23,917
  Short-term investments...............................       1,714         336
                                                         ----------  ----------
 Total investments.....................................     107,417      24,253
 Cash..................................................       7,724       7,272
 Investment in affiliates..............................   3,156,322   3,277,785
 Due from affiliates...................................      53,207     114,440
 Accrued investment income.............................       1,731         132
 Discontinued operations assets........................         -0-      90,335
 Other assets..........................................      35,377      18,961
                                                         ----------  ----------
  Total assets.........................................  $3,361,778  $3,533,178
                                                         ==========  ==========
Liabilities and shareholders' equity:
 Liabilities:
  Short-term debt......................................  $  355,242  $  346,861
  Long-term debt.......................................     394,048     564,298
  Taxes payable........................................       8,683      11,905
  Due to affiliates....................................      61,542     373,792
  Other liabilities....................................      89,476     110,387
                                                         ----------  ----------
  Total liabilities....................................     908,991   1,407,243
 Monthly income preferred securities...................     193,259     193,199
 Shareholders' equity:
  Preferred stock......................................         299         -0-
  Common stock.........................................     147,801     147,849
  Additional paid-in capital...........................     910,119     262,731
  Accumulated other comprehensive income ..............     144,501     136,926
  Retained earnings....................................   1,707,933   1,694,781
  Treasury stock.......................................    (651,125)   (309,551)
                                                         ----------  ----------
  Total shareholders' equity...........................   2,259,528   1,932,736
                                                         ----------  ----------
  Total liabilities and shareholders' equity...........  $3,361,778  $3,533,178
                                                         ==========  ==========


                 See accompanying Independent Auditors' Report.

                             TORCHMARK CORPORATION
                                (PARENT COMPANY)
     SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
                       CONDENSED STATEMENT OF OPERATIONS
                             (Amounts in thousands)

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
Net investment income............................  $ 20,024  $  5,275  $    931
Realized investment losses.......................   (54,855)  (19,706)   (5,738)
Other income.....................................       -0-       -0-         1
                                                   --------  --------  --------
  Total revenue..................................   (34,831)  (14,431)   (4,806)
General operating expenses.......................    10,406    13,880    13,958
Reimbursements from affiliates...................   (13,653)  (13,956)  (13,332)
Interest expense.................................    65,871    96,402    88,916
                                                   --------  --------  --------
  Total expenses.................................    62,624    96,326    89,542
                                                   --------  --------  --------
Operating loss before income taxes and equity in
 earnings of affiliates..........................   (97,455) (110,757)  (94,348)
Income taxes ....................................    44,132    38,189    23,102
                                                   --------  --------  --------
Net operating loss before equity in earnings of
 affiliates......................................   (53,323)  (72,568)  (71,246)
Equity in earnings of affiliates.................   327,984   420,186   420,900
Adjustment to carrying value of Vesta............   (20,234)      -0-       -0-
Monthly income preferred securities dividend (net
 of tax).........................................    (9,777)   (9,875)   (9,655)
                                                   --------  --------  --------
  Net income from continuing operations..........   244,650   337,743   339,999
Discontinued operations of energy segment:
 Loss on disposal (net of tax)...................       -0-       -0-   (28,627)
Discontinued operations of Waddell & Reed:
 Income from operations..........................     9,154       -0-       -0-
 Loss on disposal................................    (4,401)      -0-       -0-
                                                   --------  --------  --------
Net income before extraordinary item.............   249,403   337,743   311,372
Loss on redemption of debt (net of tax)..........    (4,962)      -0-       -0-
                                                   --------  --------  --------
  Net income.....................................  $244,441  $337,743  $311,372
                                                   ========  ========  ========


                 See accompanying Independent Auditors' Report.

                             TORCHMARK CORPORATION
                                (PARENT COMPANY)
    SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(continued)
                        CONDENSED STATEMENT OF CASH FLOW
                             (Amounts in thousands)

                                                   Year Ended December 31,
                                                -------------------------------
                                                  1998       1997       1996
                                                ---------  ---------  ---------
Cash provided from operations before dividends
 from subsidiaries............................  $ (46,825) $ (35,284) $ (77,291)
 Cash dividends from subsidiaries.............    462,267    370,032    265,688
                                                ---------  ---------  ---------
Cash provided from operations.................    415,442    334,748    188,397
Cash provided from (used for) investing activ-
 ities:
 Disposition of investments...................    217,323        -0-        -0-
 Acquisition of investments...................   (311,784)    (2,150)    (1,667)
 Investment in subsidiaries...................       (710)  (174,799)       -0-
 Loans to subsidiaries........................    (48,723)  (117,392)   (12,508)
 Repayments on loans to subsidiaries..........    120,079     28,242        -0-
 Net decrease (increase) in temporary invest-
  ments.......................................     (1,378)     5,604     (4,946)
 Additions to properties......................        (48)      (454)       (49)
 Other........................................        -0-     (7,460)       -0-
                                                ---------  ---------  ---------
Cash used for investing activities............    (25,241)  (268,409)   (19,170)
Cash provided from (used for) financing activ-
 ities:
 Issuance of debt.............................    216,279     98,185        -0-
 Sale of Vesta shares.........................      3,056        -0-        -0-
 Repayments of debt...........................   (380,000)   (20,000)  (149,020)
 Issuance of stock............................      3,957     93,973     10,145
 Redemption of preferred stock................        -0-     (2,767)       -0-
 Acquisitions of treasury stock...............   (125,875)  (182,904)  (106,996)
 Borrowed from subsidiaries...................        -0-    133,880    153,959
 Repayment on borrowings from subsidiaries....        -0-    (93,060)     8,500
 Payment of dividends.........................   (107,166)   (86,530)   (85,659)
                                                ---------  ---------  ---------
Cash provided from (used for) financing activ-
 ities........................................   (389,749)   (59,223)  (169,071)
Net increase in cash..........................        452      7,116        156
Cash balance at beginning of period...........      7,272        156        -0-
                                                ---------  ---------  ---------
Cash balance at end of period.................  $   7,724  $   7,272  $     156
                                                =========  =========  =========

                             TORCHMARK CORPORATION
                                (PARENT COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Amounts in thousands)

Note A--Dividends from Subsidiaries

  Cash dividends paid to Torchmark from the consolidated subsidiaries were as follows:

                                                        1998     1997     1996
                                                      -------- -------- --------
       Consolidated subsidiaries..................... $462,267 $370,032 $265,688
                                                      ======== ======== ========

                 See accompanying Independent Auditors' Report.

                             TORCHMARK CORPORATION
                    SCHEDULE IV. REINSURANCE (CONSOLIDATED)
                             (Amounts in thousands)

                                                                        Percentage
                                        Ceded    Assumed                of Amount
                             Gross    to Other  from Other      Net      Assumed
                            Amount    Companies Companies     Amount      to Net
                          ----------- --------- ----------  ----------- ----------
For the Year Ended De-
 cember 31, 1998:
----------------------
Life insurance in force.  $93,904,622 $718,777  $2,434,438  $95,620,283    2.5 %
                          =========== ========  ==========  ===========    ===
Premiums:*
 Life insurance.........  $   862,101 $  5,090  $   31,503  $   888,514    3.5 %
 Health insurance.......      768,874    7,873      (1,092)     759,909    (.1)%
                          ----------- --------  ----------  -----------
  Total premiums........  $ 1,630,975 $ 12,963  $   30,411  $ 1,648,423    1.8 %
                          =========== ========  ==========  ===========    ===
For the Year Ended De-
 cember 31, 1997:
----------------------
Life insurance in force.  $89,372,206 $728,843  $2,497,790  $91,141,153    2.7 %
                          =========== ========  ==========  ===========    ===
Premiums:*
 Life insurance.........  $   813,918 $  4,232  $   28,363  $   838,049    3.4 %
 Health insurance.......      748,375    8,889         -0-      739,486      0 %
                          ----------- --------  ----------  -----------
  Total premiums........  $ 1,562,293 $ 13,121  $   28,363  $ 1,577,535    1.8 %
                          =========== ========  ==========  ===========    ===
For the Year Ended De-
 cember 31, 1996:
----------------------
Life insurance in force.  $84,360,821 $655,574  $2,587,330  $86,292,577    3.0 %
                          =========== ========  ==========  ===========    ===
Premiums:*
 Life insurance.........  $   759,321 $  3,472  $   26,511  $   782,360    3.4 %
 Health insurance.......      742,319    9,835         135      732,619      0 %
                          ----------- --------  ----------  -----------
  Total premiums........  $ 1,501,640 $ 13,307  $   26,646  $ 1,514,979    1.8 %
                          =========== ========  ==========  ===========    ===

--------
* Excludes policy charges


                 See accompanying Independent Auditors' Report.

                                  SIGNATURES

  Pursuant to the requirements of Section 12 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Torchmark Corporation

                               /s/ C.B. Hudson
                     By: ________________________________
                    C.B. Hudson, Chairman, President, Chief
                         Executive Officer and Director
                         (Principal Financial Officer)

                             /s/ Gary L. Coleman
                     By: ________________________________
                         Gary L. Coleman, Vice President
                           and Chief Accounting Officer

Date: March 10, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         /s/ David L. Boren *                      /s/ Mark S. McAndrew *
By: ________________________________       By: ________________________________
       David L. Boren Director                   Mark S. McAndrew Director



        /s/ Joseph M. Farley *
By: ________________________________             /s/ Harold T. McCormick *
      Joseph M. Farley Director            By: ________________________________
                                                Harold T. McCormick Director


       /s/ Louis T. Hagopian *
By: ________________________________              /s/ George J. Records *
      Louis T. Hagopian Director           By: ________________________________
                                                 George J. Records Director


     /s/ Joseph L. Lanier, Jr. *
By: ________________________________                 /s/ R.K. Richey *
    Joseph L. Lanier, Jr. Director         By: ________________________________
                                                    R.K. Richey Director

Date: March 10, 1999

        /s/ Gary L. Coleman
*By: _______________________________
   Gary L. Coleman Attorney-in-fact