Form 10-Q
period 1999-03-31
TORCHMARK CORP
filed 1999-05-14
CIK 320335

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  March 31, 1999                  Commission File Number 1-8052


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

                                         Yes   X    No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the last practicable date.

     CLASS                                       OUTSTANDING AT APRIL 30, 1999
 Common Stock,                                          133,362,708
$1.00 Par Value

                          Index of Exhibits (Page 27)
                     Total number of pages included are 28.

                             TORCHMARK CORPORATION
                                     INDEX


Part I.   FINANCIAL INFORMATION
                                                                      Page
          Item 1.  Financial Statements                               ----

                      Consolidated Balance Sheet                        1

                      Consolidated Statement of Operations              2

                      Consolidated Statement of Comprehensive Income    3

                      Consolidated Statement of Cash Flow               4

                      Notes to Consolidated Financial Statements        5



          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                  8

Part II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                   24

          Item 6.  Exhibits and Reports on Form 8-K                    27

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             TORCHMARK CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Amounts in thousands)

                                                             March 31,       December 31,
Assets:                                                        1999             1998
                                                           -----------       -----------
                                                           (Unaudited)
Investments:
 Fixed maturities, available for sale, at fair value
  (amortized cost: 1999 - $5,603,257;
  1998 - $5,519,772)                                       $ 5,720,078       $ 5,768,447
 Equity securities, at fair value
  (cost: 1999 - $33,766; 1998 - $2,256)                         31,428             9,843
 Mortgage loans, at cost (estimated fair value:
  1999 - $124,960; 1998 - $124,191)                            124,841           124,072
 Investment real estate, at depreciated cost                   164,477           164,644
 Policy loans                                                  234,776           233,765
 Other long-term investments (at fair value)                    34,440            35,976
 Short-term investments                                         36,311            75,844
                                                           -----------       -----------
  Total investments                                          6,346,351         6,412,591

Cash                                                             8,415             4,920
Investment in unconsolidated subsidiaries                            -            31,510
Accrued investment income                                      102,748            99,279
Other receivables                                              132,894           130,279
Deferred acquisition costs                                   1,559,006         1,502,511
Value of insurance purchased                                   165,476           170,640
Property and equipment                                          38,903            39,080
Goodwill                                                       411,639           414,658
Other assets                                                    17,475            18,298
Separate account assets                                      2,526,989         2,425,262
                                                           -----------       -----------
  Total assets                                             $11,309,896       $11,249,028
                                                           ===========       ===========
Liabilities and Shareholders' Equity:
Liabilities:
 Future policy benefits                                    $ 4,655,033       $ 4,595,567
 Unearned and advance premiums                                  87,456            85,923
 Policy claims and other benefits payable                      202,685           194,965
 Other policyholders' funds                                     81,711            81,568
                                                           -----------       -----------
  Total policy liabilities                                   5,026,885         4,958,023

Accrued income taxes                                           448,990           511,311
Short-term debt                                                412,948           355,392
Long-term debt (estimated fair value:
 1999 - $421,759; 1998 - $430,431)                             376,741           383,422
Other liabilities                                              189,194           162,831
Separate account liabilities                                 2,526,989         2,425,262
                                                           -----------       -----------
  Total liabilities                                          8,981,747         8,796,241

Monthly income preferred securities (estimated
 fair value: 1999 - $203,520; 1998 - $205,040)                 193,275           193,259

Shareholders' equity:
 Preferred stock                                                     0                 0
 Common stock                                                  147,801           147,801
 Additional paid-in capital                                    611,843           610,925
 Accumulated other comprehensive income                         58,187           144,501
 Retained earnings                                           1,778,550         1,707,933
 Treasury stock, at cost                                      (461,507)         (351,632)
                                                           -----------       -----------
  Total shareholders' equity                                 2,134,874         2,259,528
                                                           -----------       -----------
  Total liabilities and shareholders' equity               $11,309,896       $11,249,028
                                                           ===========       ===========

         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
              (Unaudited and in thousands except per share data)

                                                             Three Months Ended
                                                                  March 31,
                                                         --------------------------
                                                           1999              1998
                                                         --------          --------
Revenue:
  Life premium                                           $251,341          $236,211
  Health premium                                          203,042           189,811
  Other premium                                             8,381             6,995
                                                         --------          --------
     Total premium                                        462,764           433,017

  Net investment income                                   111,396           119,800
  Realized investment gains (losses)                       (2,477)           (3,173)
  Other income                                                466               388
                                                         --------          --------
     Total revenue                                        572,149           550,032

Benefits and expenses:
  Life policyholder benefits                              162,922           154,013
  Health policyholder benefits                            131,653           119,840
  Other policyholder benefits                               8,871            13,171
                                                         --------          --------
     Total policyholder benefits                          303,446           287,024

  Amortization of deferred acquisition costs               59,570            57,334
  Commissions and premium taxes                            34,632            35,805
  Other operating expense                                  29,226            30,714
  Amortization of goodwill                                  3,018             3,018
  Interest expense                                         12,576            18,338
                                                         --------          --------
     Total benefits and expenses                          442,468           432,233

Income before income taxes and
   equity in earnings of Vesta                            129,681           117,799

Income taxes                                              (44,028)          (41,434)
Equity in earnings of Vesta                                     0             4,258
Monthly income preferred securities dividend               (2,289)           (2,471)
                                                         --------          --------
Net income from continuing operations                      83,364            78,152
Discontinued operations of Waddell & Reed -
   Income from operations                                       0            14,766
                                                         --------          --------
     Net income                                          $ 83,364          $ 92,918
                                                         ========          ========
Basic earnings per share:
   Net income from continuing operations                 $   0.62          $   0.56
   Discontinued operations of Waddell & Reed -
        Income from operations                               0.00              0.10
                                                         --------          --------
     Net income                                          $   0.62          $   0.66
                                                         ========          ========
Diluted earnings per share:
   Net income from continuing operations                 $   0.61          $   0.55
   Discontinued operations of Waddell & Reed -
        Income from operations                               0.00              0.11
                                                         --------          --------
     Net income                                          $   0.61          $   0.66
                                                         ========          ========

         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                         (Unaudited and in thousands)

                                                                           Three Months Ended
                                                                               March 31,
                                                                       ------------------------
                                                                          1999           1998
                                                                       ---------      ---------
Net income                                                             $  83,364      $  92,918

Other comprehensive income:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period             (145,238)         5,406
    Less: reclassification adjustment for (gains) losses
          on securities included in net income                             2,461          2,156
    Less: reclassification adjustment for amortization of
          discount and premium                                              (237)        (1,000)
    Less: foreign exchange adjustment on securities
          marked to market                                                  (560)             -
                                                                       ---------      ---------
     Unrealized gains (losses) on securities                            (143,574)         6,562
 Unrealized gains (losses) on other investments                               32          3,099
 Unrealized gains (losses) on deferred acquisition costs                  10,703           (140)
 Foreign exchange translation adjustments                                    623            198
                                                                       ---------      ---------
        Other comprehensive income (loss), before tax                   (132,216)         9,719

 Income (tax) benefit related to other
   comprehensive income (loss)                                            45,902         (3,292)
                                                                       ---------      ---------
Other comprehensive income (loss)                                        (86,314)         6,427
                                                                       ---------      ---------
Comprehensive income                                                   $  (2,950)     $  99,345
                                                                       =========      =========

         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOW
                          (Unaudited and in thousands)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                    --------------------------
                                                                                       1999             1998
                                                                                    ---------        ---------
Cash provided from operations                                                       $ 121,954        $ 116,186

Cash provided from (used for) investment activities:
  Investments sold or matured:
    Fixed maturities available for sale - sold                                        146,719           51,565
    Fixed maturities available for sale - matured, called, and repaid                  97,806          101,139
    Other long-term investments                                                         3,620            3,849
                                                                                    ---------        ---------
      Total investments sold or matured                                               248,145          156,553

  Investments acquired:
    Fixed maturities                                                                 (331,470)        (545,571)
    Other long-term investments                                                        (4,114)         (29,381)
                                                                                    ---------        ---------
      Total investments acquired                                                     (335,584)        (574,952)

  Net decrease (increase) in short-term investments                                    39,536          (99,992)
  Disposition of properties                                                                23              241
  Additions to properties                                                              (1,141)            (613)
                                                                                    ---------        ---------
Cash used for investment activities                                                   (49,021)        (518,763)

Cash provided from (used for) financing activities:
  Issuance of common stock                                                                901            2,046
  Proceeds from W&R public offering                                                         0          516,138
  Offering proceeds retained by Waddell & Reed                                              0          (35,251)
  Additions to debt                                                                    57,630                0
  Repayments of debt                                                                   (6,783)         (82,236)
  Acquisition of treasury stock                                                      (111,494)               0
  Cash dividends paid to shareholders                                                 (12,327)         (20,957)
  Net receipts from deposit product operations                                          2,635           12,394
                                                                                    ---------        ---------
Cash used for financing activities                                                    (69,438)         392,134

Net increase (decrease) in cash                                                         3,495          (10,443)
Cash at beginning of year                                                               4,920           11,085
                                                                                    ---------        ---------
Cash at end of period                                                               $   8,415        $     642
                                                                                    =========        =========

         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(UNAUDITED)


Note A - Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at March 31, 1999, and the consolidated results of operations for the periods ended March 31, 1999 and 1998.

Note B - Business Segments

     Torchmark's segments are based on the insurance product lines it markets and administers: life insurance, health insurance, and annuities. There is also an investment segment, which manages the investment portfolio, debt, and cash flow for the insurance segments and the corporate function. The measure of profitability for insurance segments is underwriting income before other income and administrative expenses. It represents the gross profit margin on insurance products before administrative expenses and is calculated by deducting net policy obligations, acquisition expenses, and commissions from premium revenue. The measure of profitability for the investment segment is excess investment income, which represents the income earned on the investment portfolio in excess of net policy requirements and financing costs associated with debt and Torchmark's monthly income preferred securities (MIPS). The tables below set forth revenue (excluding realized investment losses) and measure of profitability by segment as well as reconciliations from the total measures of profitability to pretax operating income for the three-month periods ended March 31, 1999 and March 31, 1998, respectively.

                         Selected Segment Information
                            (Amounts in thousands)

                                                                  Three months ended March 31, 1999
                                   -------------------------------------------------------------------------------------------------
                                     Life         Health        Annuity        Investment      Other     Adjustments    Consolidated
                                   --------      --------      --------        ----------     -------    -----------    ------------

Revenue:
  Premium                          $251,341      $203,042       $ 8,381                                                 $462,764
  Net investment income                                                         $114,152                   $(2,756)      111,396
  Other income                                                                                   $945         (479)          466
  Intersegment revenue -
    required interest on net
    policy obligations               33,470         1,565         8,439          (43,474)                                      0
                                   --------      --------      --------          -------         ----      -------      --------
      Total revenue*               $284,811      $204,607      $ 16,820          $70,678         $945      $(3,235)     $574,626
                                   ========      ========      ========          =======         ====      =======      ========

Measure of profitability:
  Underwriting income
    before other income and
    administrative expense         $ 66,965      $ 35,910      $  5,236                                                 $108,111
  Excess investment income                                                       $54,580                                  54,580
                                   --------      --------      --------          -------         ----      -------      --------
      Total measure of
        profitability              $ 66,965      $ 35,910      $  5,236          $54,580         $  0      $     0      $162,691
                                   ========      ========      ========          =======         ====      =======      ========

* excludes realized investment gains (losses)

                         Selected Segment Information
                            (Amounts in thousands)

                                                                  Three months ended March 31, 1998
                                   -------------------------------------------------------------------------------------------------
                                     Life         Health        Annuity        Investment      Other     Adjustments    Consolidated
                                   --------      --------      --------        ----------     -------    -----------    ------------
Revenue:
  Premium                          $236,211      $189,811       $ 6,995                                                    $433,017
  Net investment income                                                         $122,475                   $(2,675)        119,800
  Other income                                                                                   $944         (556)            388
  Intersegment revenue -
    required interest on net
    policy obligations               36,456         2,470        14,404          (53,330)                                        0
                                   --------      --------       -------          -------         ----      -------        --------
      Total revenue*               $272,667      $192,281       $21,399          $69,145         $944      $(3,231)       $553,205
                                   ========      ========       =======          =======         ====      =======        ========

Measure of profitability:
  Underwriting income
    before other income and
    administrative expense         $ 64,255      $ 35,881       $ 4,941                                                   $105,077
  Excess investment income                                                       $47,005                                    47,005
                                   --------      --------       -------          -------         ----      -------        --------
      Total measure of
        profitability              $ 64,255      $ 35,881       $ 4,941          $47,005         $  0      $     0        $152,082
                                   ========      ========       =======          =======         ====      =======        ========


     Reconciliation of Measure of Profitability to Pretax Operating Income
                            (Amounts in thousands)

                                            For the three months ended
                                                    March 31,
                                            --------------------------
                                                1999          1998
                                              --------      --------
        Total measure of profitablity         $162,691      $152,082
        Administrative expense                 (26,532)      (26,769)
        Parent expense                          (2,694)       (3,394)
        Tax equivalent adjustment               (2,756)       (2,675)
        Other income adjustment                    945           944
        Goodwill amortization                   (3,018)       (3,018)
                                              --------      --------
          Operating income before taxes*      $128,636      $117,170
                                              ========      ========
------------
*excludes realized investment gains (losses)

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

     Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond Torchmark's control. If these estimates or assumptions prove to be incorrect, the actual results of Torchmark may differ materially from the forward-looking statements made on the basis of such estimates or assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, which may be national in scope, related to the insurance industry generally, or applicable to Torchmark specifically. Such events or developments could include, but are not necessarily limited to:

     1) Deteriorating general economic conditions leading to increased lapses and/or decreased sales of Torchmark's policies;
     2) Regulatory developments, including changes in governmental regulations (particularly those impacting taxes and changes to the Federal Medicare program that would affect Medicare Supplement insurance);
     3) Financial markets trends that adversely affect sales of Torchmark's market-sensitive products;
     4) Interest rate changes that adversely affect product sales and/or investment portfolio yield;
     5) Increased pricing competition;
     6) Adverse litigation results;
     7) Adverse Year 2000 compliance results;
     8) Developments involving Vesta Insurance Group, Inc., ("Vesta");
     9) The inability of Torchmark to achieve the anticipated levels of administrative and operational efficiencies;
    10) The customer response to new products and marketing initiatives;
    11) Adverse levels of mortality, morbidity, and utilization of healthcare services relative to Torchmark's assumptions; and
    12) The inability of Torchmark to obtain timely and appropriate premium rate increases.

                             Results of Operations


     Divestitures. In the analysis and comparison of Torchmark's operating results with the prior period, the divestitures of Waddell & Reed and Family Service in 1998 should be taken into account. Waddell & Reed, formerly a wholly-owned asset management subsidiary of Torchmark, completed an initial public offering in March, 1998 of approximately 36% of its shares. Offering proceeds to Torchmark were $481 million, net of amounts retained by Waddell & Reed. In November, 1998 Torchmark distributed to its shareholders the remaining 64% of the Waddell & Reed shares through a tax-free spin-off. As a result of this spin-off, Torchmark retained no further ownership interest in Waddell & Reed. The divestiture of Waddell & Reed was accounted for as the disposal of a segment. Therefore, Torchmark's share of the operating results of Waddell & Reed prior to its divestiture are included in discontinued operations of the disposed segment.

     Family Service is a preneed funeral insurer which was a wholly-owned subsidiary of Torchmark. It was sold on June 1, 1998 for $140 million in cash. Family Service's operations are included with Torchmark's until the date of sale. However, in the following discussion of operating segments, the insurance operating results of Family Service have been removed from Torchmark's ongoing insurance operations for comparability.

     Operating Results. Torchmark management computes a classification of income called "net operating income from continuing operations." Net operating income from continuing operations is the measure of income Torchmark's management focuses on to evaluate the performance of the operations of the company. It excludes unusual and nonrecurring income or loss items which distort operating trends.

     The following items were excluded from net income in order to compute net operating income from continuing operations:

     1) Realized investment gains and losses and the related adjustment to deferred acquisition costs, net of tax;
     2) The net income from the discontinued operations of Waddell & Reed; and
     3) Torchmark's pro rata share of the income or losses related to Vesta.

     The following table presents earnings and earnings per share data for Torchmark.

                        Earnings and Earnings Per Share
           (Dollar amounts in thousands, except for per share data)

                               For the three months ended
                                       March 31,
                               --------------------------           %
                                  1999            1998            Change
                                -------         -------           ------
Net operating income from
  continuing operations:
    Amount                      $84,974         $77,446             9.7
    Per Share:
      Basic                        0.63            0.55            14.5
      Diluted                      0.62            0.55            12.7

Net income:
    Amount                       83,364          92,918           (10.3)
    Per Share:
      Basic                        0.62            0.66            (6.1)
      Diluted                      0.61            0.66            (7.6)


     Operating revenues, or revenues excluding realized investment gains and losses, rose 4% to $575 million in the first quarter of 1999. Total premium increased 7% to $463 million and net investment income declined 7% to $111 million in the 1999 quarter. Torchmark's operating expense declined 5% to $29 million in 1999 in spite of the revenue growth. As a result, operating expense as a percentage of operating revenues decreased from 5.6% in 1998 to 5.1% in 1999.

     The following table is a summary of Torchmark's net operating income from continuing operations by component. Net underwriting income is premium income less net policy obligations, commissions, acquisition expenses, and insurance administrative expenses. Excess investment income is tax equivalent net investment income reduced by the interest credited to net policy liabilities, and the financing cost of Torchmark's debt and MIPS.

          Summary of Net Operating Income from Continuing Operations
                         (Dollar amounts in thousands)

                                                       Three months
                                                      Ended March 31,            Increase
                                                   ---------------------    ------------------
                                                     1999         1998       Amount         %
                                                   --------     --------    --------      ----
Insurance underwriting income before
  other income and administrative expense:
    Life                                           $ 66,965     $ 62,937    $  4,028         6
    Health                                           35,910       35,881          29         0
    Annuity                                           5,236        4,878         358         7
                                                   --------     --------    --------
      Total                                         108,111      103,696       4,415         4

Other income                                            945          944           1         0
Administrative expense                              (26,532)     (26,170)       (362)        1
                                                   --------     --------    --------
Insurance underwriting income excluding
  Family Service                                     82,524       78,470       4,054         5
Insurance underwriting income - Family
  Service                                                 0          782        (782)     (100)

Excess investment income                             54,580       47,005       7,575        16
Corporate expense                                    (2,694)      (3,394)        700       (21)
Goodwill amortization                                (3,018)      (3,018)          0         0
Tax equivalency adjustment                           (2,756)      (2,675)        (81)        3
                                                   --------     --------    --------
  Pretax insurance net operating income             128,636      117,170      11,466        10

Income tax                                          (43,662)     (39,724)     (3,938)       10
                                                   --------     --------    --------
Net operating income from continuing
 operations                                        $ 84,974     $ 77,446     $ 7,528        10
                                                   ========     ========
Net operating income from continuing
 operations per diluted share                      $   0.62     $   0.55                    13
                                                   ========     ========

A discussion of Torchmark's operations by segment follows.

     Life insurance. Torchmark's life insurance premium income rose 7% to $251 million in the first three months of 1999. The following table presents Torchmark's life insurance premium and policy charges by distribution channel.


                                Life Insurance
                        Premium by Distribution Method
                         (Dollar amounts in thousands)

                                                        Three months ended March 31,
                                             --------------------------------------------------------
                                                      1999                              1998                        Increase
                                             -----------------------           ----------------------         --------------------
                                                               % of                             % of
                                             Amount            Total           Amount           Total         Amount            %
                                             ------            -----           ------           -----         ------           ---
Liberty National Exclusive Agency           $ 70,849             28           $ 70,654            30          $   195           0
Direct Response                               61,146             24             53,377            23            7,769          15
American Income Exclusive Agency              52,891             21             49,889            21            3,002           6
Military Independent Agency                   25,034             10             21,816             9            3,218          15
United Investors Agency                       22,034              9             19,620             9            2,414          12
United American Independent Agency             9,288              4              9,365             4              (77)         (1)
United American Exclusive Agency               4,782              2              4,623             2              159           3
Other                                          5,317              2              5,301             2               16           0
                                            --------            ---           --------           ---          -------
  Total life premium excluding Family
    Service                                  251,341            100            234,645            100          16,696           7

Family Service                                     0                             1,566                         (1,566)
                                            --------                          --------                        -------
   Total life premium including Family
     Service                                $251,341                          $236,211                        $15,130           6

    Annualized life premium in force was $1.08 billion at March 31, 1999, rising 6% over $1.02 billion in force a year earlier. Life insurance sales, in terms of annualized premium issued, were $65 million in the 1999 three-month period, increasing 10% over 1998 same-period sales of $59 million. The following table presents Torchmark's life insurance sales and in force data by distribution method.

                                                          Life Insurance
                                               Annualized Premium Sales and In Force
                                                   (Dollar amounts in thousands)

                                                          Sales                                      In Force
                                         ---------------------------------------      ----------------------------------------
                                             Three months
                                            Ended March 31,          Increase              At March 31,           Increase
                                         -------------------      --------------      ---------------------    ---------------
                                           1999        1998        Amount     %        1999           1998      Amount      %
                                         -------     -------      --------   ---      ------         ------    --------    ---
Direct Response                          $27,057     $24,178      $2,879      12      $269,338      $242,330    $27,008     11
Liberty Exclusive Agency                  12,565      10,439       2,126      20       299,057       298,184        873      0
AI Exclusive Agency                       12,415      12,882        (467)     (4)      218,931       206,245     12,686      6
Military Independent Agency                4,310       4,263          47       1       102,013        89,518     12,495     14
United Investors Agency                    3,460       2,943         517      18       102,543        89,760     12,783     14
UA Independent Agency                      2,727       2,157         570      26        41,066        41,752       (686)    (2)
UA Exclusive Agency                        1,278       1,324         (46)     (3)       21,316        20,888        428      2
Other Distribution                         1,267         775         492      63        26,808        26,719         89      0
                                         -------     -------       ------           ----------    ----------    -------
  Total Life excluding Family Service     65,079      58,961        6,118     10     1,081,072     1,015,396     65,676      6

Family Service                                 0           0            0      0             0         5,813     (5,813)
                                         -------     -------       ------           ----------    ----------    -------
  Total life including Family Service    $65,079     $58,961       $6,118     10    $1,081,072    $1,021,209    $59,863      6


     Torchmark's Direct Response operation is conducted through direct mail, co-op mailings, television and consumer magazine advertising, and direct mail solicitations endorsed by groups, unions and associations. Direct Response generated $27 million in annualized premium issued in the first quarter of 1999, compared with $24 million in the same period of 1998, an increase of 12%. Annualized premium in force for this distribution method rose 11% over the prior year to $269 million at March 31, 1999, and premium income grew 15% to $61 million in the 1999 first quarter. The $8 million growth in Direct Response premium income and the $27 million increase in annualized premium in force were the largest increases of any Torchmark distribution channel, respectively, in terms of dollar amount. In addition to sales and premium growth, the Direct Response operation provides support to other Torchmark marketing agencies by providing sales leads and agent recruiting, which has contributed indirectly to premium growth in those agencies.

     The Liberty National Exclusive Agency distribution system represented the largest component of life premium at 28% or $71 million in the 1999 three-month period. Life insurance sales for this agency grew 20% to $13 million of annualized premium issued in the 1999 period. A primary factor in the growth in sales was the increase in the number of Liberty agents, which was 1,825 at March 31, 1999, compared with 1,773 a year earlier.

     Torchmark's Military Agency produced the greatest percentage increase in premium income at 15% to $25 million. It also recorded a 14% increase in annualized life premium in force which was $102 million at March 31, 1999. Military Agency sales rose 1% to $4.3 million in the 1999 period. This agency consists of former military officers who sell exclusively to military officers and their families.

     The American Income Agency focuses on members of labor unions, credit unions, and other associations. This agency produced premium income of $53 million in the 1999 quarter, an increase of 6%. While life sales were down 4% to $12 million for the period, annualized life premium in force rose 6% to $219 million at 1999 quarter end. The decline in sales is reflective of the decline in the number of agents which was 1,160 at March 31, 1999, down 218 from a year earlier. Management has begun restructuring the agency to focus on recruiting and retaining new agents.

     The United Investors Exclusive Agency had the largest percentage growth in annualized life premium in force for Torchmark life insurance operations at 14%. Annualized premium in force was $103 million at March 31, 1999. Annualized life premium issued rose 18% to $3.5 million. United Investors' products are marketed primarily through the Waddell & Reed sales force, as well as other Torchmark distribution channels.

                                                          Life Insurance
                                                        Summary of Results
                                                   (Dollar amounts in thousands)

                                                        Three months ended March 31,
                                               ---------------------------------------------
                                                     1999                       1998                     Increase
                                               -----------------        --------------------        -----------------
                                                           % to                        % to
                                               Amount      Total        Amount         Total        Amount         %
                                               ------      -----        ------         -----        ------        ---
Premium and policy charges                    $251,341       100       $234,645          100        $16,696        7
Net policy obligations                         107,188        42         97,999           42          9,189        9
Commissions and acquisition expense             77,188        31         73,709           31          3,479        5
                                              --------                 --------                      ------
Insurance underwriting income before
  other income and administrative
  expenses, excluding Family Service           $66,965        27        $62,937           27        $ 4,028        6

Family Service insurance underwriting
  income before other income and
  administrative expense                             0                    1,318                      (1,318)
                                              --------                 --------                      ------

Insurance underwriting income before
  other income and administrative expense      $66,965                  $64,255                     $ 2,710


     Life insurance underwriting income before administrative expenses excluding Family Service was $67 million in the first three months of 1999, growing 6% over the same period in 1998. As a percentage of premium, underwriting income was 27% in both periods.

     Health insurance. Health insurance premium income rose 7% from $190 million in the first quarter of 1998 to $203 million in the same period of 1999. The table below is an analysis of Torchmark's health premium by distribution method.

                                                         Health Insurance
                                                  Premium by Distribution Method
                                                   (Dollar amounts in thousands)

                                                             Three months ended March 31,
                                               -------------------------------------------------------
                                                         1999                           1998                       Increase
                                               -------------------------      ------------------------       --------------------
                                                                  % to                           % to
                                               Amount             Total       Amount             Total       Amount            %
                                               ------             -----       ------             -----       ------           ---
United American Independent Agency            $108,488              54       $107,224              56        $1,264             1
United American Exclusive Agency                44,755              22         35,242              19         9,513            27
Liberty National Exclusive Agency               35,293              17         33,649              18         1,644             5
American Income Exclusive Agency                11,600               6         11,437               6           163             1
Direct Response                                  2,906               1          2,259               1           647            29
                                              --------             ---       --------             ---       -------
  Total Premium                               $203,042             100       $189,811             100       $13,231             7



   The table below is a presentation of health insurance sales and in force data.

                                      Health Insurance Annualized Premium Sales and In Force
                                                   (Dollar amounts in thousands)

                                                Sales                                       In Force
                               --------------------------------------      -----------------------------------------
                                Three months
                               Ended March 31,           Increase             At March 31,               Increase
                               ---------------        ---------------      ------------------         ---------------
                               1999        1998        Amount      %       1999          1998         Amount       %
                               ----        ----        ------     ---      ----          ----         ------      ---
UA Exclusive Agency           $23,629     $12,733      $10,896     86     $188,520      $148,097       $40,423     27
UA Independent Agency          16,056      11,631        4,425     38      432,597       433,963        (1,366)     0
Liberty Exclusive Agency        2,492       2,618         (126)    (5)     143,110       136,447         6,663      5
AI Exclusive Agency             1,835       2,295         (460)   (20)      44,235        43,739           496      1
Direct Response                 1,703       1,871         (168)    (9)      11,499         9,063         2,436     27
                              -------     -------      -------            --------      --------       -------
   Total Premium              $45,715     $31,148      $14,567     47     $819,961      $771,309       $48,652      6


     Annualized health insurance premium in force grew 6% to $820 million at March 31, 1999. Sales of health insurance, as measured by annualized premium issued, grew 47% to $46 million in the 1999 quarter. Medicare Supplement sales rose 70% in the 1999 period to $37 million, accounting for all of the growth in Torchmark's total health sales of $15 million. Medicare Supplement products are sold by Torchmark's United American Independent and Exclusive Agencies. Both of these agencies have experienced growth in agency size over the prior year. An additional factor in the increased Medicare Supplement sales was the support obtained from Torchmark's Direct Response operation in providing these agencies with leads and assistance in agent recruiting. Annualized Medicare Supplement premium in force was $578 million at March 31, 1999, rising 8% from a year earlier. Medicare Supplement represented 70% of total health premium in force at the end of the 1999 quarter, compared with 69% at the same date a year earlier.

     Cancer sales, produced primarily by the Liberty National Agency, were $2.5 million in the 1999 quarter, increasing 4% from the prior year quarter. Cancer annualized premium in force rose 6% to $145 million, primarily as a result of premium rate increases. Other health product sales declined 11% to $6.1 million in the 1999 period.

     The following table presents underwriting margin data for health insurance.

                               Health Insurance
                              Summary of Results
                         (Dollar amounts in thousands)

                                                       Three months ended March 31,
                                            -----------------------------------------------------
                                                   1999                             1998                         Increase
                                            --------------------             ---------------------           ---------------
                                                           % of                             % of
                                            Amount         Total             Amount         Total            Amount       %
                                            ------         -----             ------         -----            ------      ---
Premium and policy charges                 $203,042         100             $189,811         100             $13,231       7
Net policy obligations                      127,136          62              114,573          60              12,563      11
Commissions and acquisition expense          39,996          20               39,357          21                 639       2
                                           --------                         --------                         -------
Insurance underwriting income before
  other income and administrative
  expenses                                  $35,910          18              $35,881          19             $    29       0

     Underwriting margins for health insurance, or underwriting income as a percentage of premium, declined from 19% in the first quarter of 1998 to 18% in the same period of 1999 as a result of a 2% increase in policy obligation ratios due primarily to an increasing loss ratio on a block of Liberty National's cancer insurance. Premium rate increases are being sought to offset these cost increases. A major rate increase went into effect in May, 1999. Requests for additional increases in future periods are possible to address the decline in margins. In Torchmark's Medicare Supplement business, underwriting income as a percentage of premium is restrained by Federally mandated loss ratios and market competition.

     Annuities. The following table presents collection and balance information about Torchmark's annuities, excluding Family Service.

                                   Annuities
                       Collections and Deposit Balances
                         (Dollar amounts in thousands)

                                                   Collections                               Deposit Balances
                                   -------------------------------------------    -----------------------------------------
                                        Three Months
                                       Ended March 31,            Increase             At March 31,            Increase
                                   ----------------------      ---------------    -----------------------   ----------------
                                     1999           1998         Amount     %         1999        1998        Amount      %
                                   -------        -------      -------     ---    ----------   ----------   ---------    ---
Fixed                              $11,115        $15,007      $(3,892)    (26)   $  646,652   $  859,942   $(213,290)   (25)
Variable                            81,500         47,027       34,473      73     2,438,105    2,041,769     396,336     19
                                   -------        -------      -------            ----------   ----------   ---------
    Total                          $92,615        $62,034      $30,581      49    $3,084,757   $2,901,711   $ 183,046      6


     Annuities are sold on both a fixed and a variable basis. Fixed annuity collections were $11 million in the first three months of 1999, compared with $15 million collected in the prior period, a decline of 26%. Collections of variable annuities were over $81 million in the 1999 period, increasing 73% from variable collections of $47 million in the first quarter of 1998. Fixed annuities on deposit with Torchmark declined 25% to $647 million. The variable annuity balance on deposit rose 19% during the past twelve months. This balance was $2.4 billion at March 31, 1999, $2.3 billion at December 31, 1998, and $2.0 billion a year ago.

     The low interest environment which has resulted in strong financial markets in recent months has had a positive impact on the variable account balance and has been a major factor in increased variable annuity sales. On the other hand, as variable annuities and alternative investments have become more attractive, the fixed-annuity market has become more difficult.

     The following table presents underwriting margin data for Torchmark's annuities.

                                                   Annuities
                                              Summary of Results
                                         (Dollar amounts in thousands)

                                                     Three months
                                                   Ended March 31,                         Increase
                                               ------------------------         --------------------------
                                                1999              1998             Amount            %
                                               ------            ------         -------------   ----------
Policy charges                                $ 8,381           $ 6,777            $1,604              24
Net policy obligations                         (1,097)           (1,945)              848             (44)
Commissions and
     acquisition expense                        4,242             3,844               398              10
                                              -------           -------            ------             ---
Insurance underwriting income before
     other income and administrative
     expenses, excluding Family Service         5,236             4,878               358               7

Family Service                                      0                63               (63)
                                              -------           -------            ------
Insurance underwriting income before
     other income and administrative expense  $5,236            $4,941              $295



     Policy charges for annuities for the 1999 quarter were $8.4 million, compared with $6.8 million for the 1998 period, an increase of 24%. Policy charges are assessed against the annuity account balance periodically for
insurance risk, sales, administration, and cash surrender.   The increase in
policy charges resulted from the growth in variable annuities over the prior-year period. Annuity underwriting income excluding Family Service improved 7% from $4.9 million in the 1998 period to $5.2 million in 1999.

     Investment. The following table summarizes Torchmark's insurance companies' investment income and excess investment income.

                                       Insurance Operations
                                     Excess Investment Income
                                      (Dollars in thousands)

                                                               Three months
                                                              Ended March 31,            Increase
                                                          -----------------------      -------------
                                                            1999           1998        Amount     %
                                                          --------       --------      -------   ---
Net investment income                                     $111,396       $119,800      $(8,404)  (7)
Tax equivalency adjustment                                   2,756          2,675           81    3
                                                          --------       --------      -------   --
    Tax equivalent investment income                       114,152        122,475       (8,323)  (7)
Required interest on net insurance policy
 liabilities                                               (43,474)       (53,330)       9,856  (18)
Financing costs                                            (16,098)       (22,140)       6,042  (27)
                                                          --------       --------      -------   --
Excess investment income                                  $ 54,580       $ 47,005      $ 7,575   16


     On a tax equivalent basis, net investment income from insurance operations was $114 million in the first quarter of 1999, declining 7% from $122 million during the same 1998 period. The 1998 amount includes $7 million in the first quarter on internal financing with Waddell & Reed related to the March, 1998 initial public offering. Also, 1998 investment income included $14 million attributable to Family Service on a tax-equivalent basis.

     Excess investment income is tax-equivalent net investment income reduced by the interest credited to net insurance policy liabilities and less Torchmark's financing costs. Financing costs include interest on debt and the pretax dividends on Torchmark's MIPS. Excess investment income for the 1999 first quarter rose 16% to $55 million from $47 million a year earlier. The increase resulted primarily from the reduction in Torchmark's borrowing cost due to the replacement of $360 million in long-term debt with short-term debt in the second quarter of 1998. Excess investment income also benefited from the increase in invested assets relative to net policy liabilities and a reduction in total debt.

     During the first quarter, Torchmark continued its program of acquiring primarily investment grade fixed maturity bonds. Purchases totaled $331 million, and had an average yield of 7.21%, equivalent to an effective compounded yield of 7.33%. For the first quarter of 1998, purchases, excluding Family Service, totaled $532 million with average and effective compounded yields of 7.24% and 7.38%, respectively. The fixed maturity portfolio average yield was 7.40% during the first quarter, compared with 7.42% for the year 1998 and 7.47% for the year-ago quarter. At quarter end, the portfolio had an estimated average life of 10.3 years and an effective duration of 5.7 years.

     With the first quarter of 1999 increase in interest rates, the unrealized gain in the fixed-maturity portfolio decreased from $249 million at 1998 year end to $117 million at the end of March, 1999. The unrealized gain at the March, 1998 quarter end was $218 million. Volatility in carrying values should be expected as the maturity of the portfolio is lengthened and as interest rates fluctuate. The portfolio overall quality, however, remained high at an average quality rating of A and with less than 6% of holdings rated below investment grade.


                              Financial Condition

     Liquidity. Torchmark's liquidity is represented by its positive cash flow, marketable investments, and the availability of a line of credit facility. Torchmark's insurance operations typically generate cash flows in excess of immediate requirements. Torchmark's net cash inflows from operations were $122 million in the first quarter of 1999, compared with $116 million in the same period of 1998, an increase of 5%. In addition to cash flows from operations, Torchmark received $102 million in investment maturities or repayments during the first quarter of 1999.

     Torchmark's cash and short-term investments were $45 million at the end of March, 1999, compared with $81 million of these assets at December 31, 1998. In addition to these liquid assets, Torchmark's entire portfolio of fixed-income and equity securities, in the approximate amount of $5.8 billion at market value on March 31, 1999, is available for sale should any need arise.

     Torchmark has in place a line of credit facility, which is also designed as a backup credit line for a commercial paper program. This program provides credit up to a maximum amount of $600 million, and permits Torchmark to borrow from either the credit line or issue commercial paper at any time up to the combined facility maximum of $600 million. Terms of the facility permit borrowing up to the maximum amount at variable interest rates. Torchmark is subject to certain covenants regarding capitalization and earnings, with which Torchmark was in full compliance at March 31, 1999. At that date, Torchmark had commercial paper outstanding in the face amount of $415 million and no borrowings on the line of credit. At December 31, 1998, $357 million face amount of commercial paper was outstanding.

     Capital resources. Torchmark's total debt outstanding was $790 million at March 31, 1999, compared with $739 million at December 31, 1998 and $829 million at March 31, 1998. Long-term debt was $377 million at March 31, 1999, decreasing from $383 million at December 31, 1998 and from $394 million at March 31, 1998. During the first quarter of 1999, Torchmark acquired $4.0 million of its 7 3/8% notes due 2013 in the open market at a cost of $4.1 million and acquired $2.5 million of its 7 7/8% notes due 2023 in the market at a cost of $2.6 million. It also acquired $11 million of its 7 7/8% notes late in 1998. Debt as a percentage of total capitalization was 26% at March 31, 1999, counting the MIPS as equity and excluding the effects of fluctuations in security values based on changes in interest rates in the financial markets. The debt to capitalization ratio was 24% at year-end 1998 and 25% at March 31, 1998. Interest coverage was 11.3 times for the 1999 quarter, compared with 7.4 times for the prior-year quarter, increasing due to the debt paydowns.

     Torchmark continued to acquire its shares on the open market during the first quarter of 1999. Purchases of 3.4 million shares were made at a cost of $111 million during the quarter. Share purchases were primarily funded by the sale of investments but borrowings on the line of credit were also made. Torchmark intends to make additional purchases under its share repurchase program on the open market when prices are attractive.

     Torchmark's shareholders' equity was $2.13 billion at March 31, 1999, compared with $2.26 billion at 1998 year end and $2.44 billion one year ago. Book value per share was $15.99 at March 31, 1999, compared with $16.51 at year-end 1998 and $17.39 a year earlier. After adjusting shareholders' equity to remove the effects of interest-rate fluctuations on the security portfolio on an after-tax basis, shareholders' equity was $2.07 billion at March 31, 1999, compared with $2.11 billion at 1998 year end and $2.31 billion a year ago. On a per share basis, book value was $15.47 at the end of March, 1999, compared with $15.43 at year-end 1998 and $16.47 at March 31, 1998. The primary factor in the decline in adjusted shareholder equity for the 1999 quarter was the purchases of Torchmark shares. The decline in adjusted equity from a year earlier was impacted by the spin-off of Waddell & Reed, which accounted for a net reduction in equity of $174 million.

     The annualized return on common equity, excluding the effects of securities at market value, realized investment gains and losses, discontinued operations, and the earnings of Vesta, was 16.3% for the 1999 quarter. Return on equity for the same 1998 period was 14.6%. This increase was primarily a result of the share purchases.

     Vesta Insurance Group. Since 1993, Torchmark has held a passive investment in Vesta until December, 1998. This investment amounted to approximately 28% of the outstanding shares of Vesta. In December, 1998, Torchmark sold 680 thousand shares of Vesta, retaining 4.45 million Vesta shares or approximately 24% of the company at December 31, 1998 and March 31, 1999. During the first quarter of 1999, the two Torchmark directors who occupied seats on the Vesta Board of Directors resigned from those seats on the Vesta Board. It is Torchmark's intent to divest itself of Vesta and continue to sell Vesta shares under satisfactory terms.

     Because of Torchmark's desire to reduce its investment in Vesta, the vacating of the board seats, and the absence of significant influence regarding Vesta, Torchmark has discontinued the equity method of accounting for its investment in Vesta and has included Vesta in equity securities on its March 31, 1999 balance sheet. Torchmark carried Vesta at a market value of $23 million at March 31, 1999. Vesta was carried at a value of $32 million at December 31, 1998.

     Year 2000 Compliance. As of May 1, 1999, Torchmark was on schedule to complete its corporate-wide Year 2000 compliance requirements. Business-critical testing has been completed. All non-critical computer software testing is scheduled to be completed during the third quarter of 1999. In addition, Torchmark is in the process of completing all of the verification and interface testing of its business-critical Year 2000 third-party interrelationships. Torchmark has also completed addressing its non-information technology Year 2000 concerns, which included correcting and replacing various systems. It is also finalizing its Year 2000 testing of its vendor supported computer software.

     Torchmark has used primarily its own employees to meet its Year 2000 project completion requirements. Through the end of first quarter 1999, Torchmark had spent approximately $5.5 million on its Year 2000 project, including Torchmark's internal computer hardware and software processing costs, internally-provided programming costs, the use of outside computer software contractors, the cost of testing its application software modifications, and all computer hardware and software replacement costs. These project costs have been expensed as they have been incurred. Total cost of the project is expected to be approximately $6 million at the time it is completed.

     Torchmark is establishing viable Year 2000 contingency plans for all business-critical areas. Management is currently in the process of developing and documenting Year 2000 contingency procedures throughout the corporation for its business-critical computer systems. Contingency procedures relating to critical third-party organizations have been completed. The contingency plans include possible manual operations, the use of outside staff, the redeployment of internal staff, and the implementation of alternative information processing procedures.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

     Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a defendant. As a practical matter, a jury's discretion regarding the amount of a punitive damage award is not limited by any clear, objective criteria under Alabama law. Accordingly, the likelihood or extent of a punitive damage award in any given case is virtually impossible to predict. As of March 31, 1998, Liberty was a party to approximately 105 active lawsuits (including 16 employment related cases and excluding interpleaders and stayed cases), more than 91 of which were Alabama proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

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

     It has been previously reported that Liberty was a party to 53 individual cases filed in Chambers County, Alabama involving allegations that an interest-sensitive life insurance policy would become paid-up or self-sustaining after a specified number of years. The final such remaining case has now been dismissed by the Chambers County Circuit Court.

     In 1978, the United States District Court for the Northern District of Alabama entered a final judgment in Battle v. Liberty National Life Insurance
                                    -----------------------------------------
Company , et al (Case No. CV-70-H-752-S), class action litigation involving
---------------
Liberty, a class composed of all owners of funeral homes in Alabama and a class composed of all insureds (Alabama residents only) under burial or vault policies issued, assumed or reinsured by Liberty. The final judgment fixed the rights and obligations of Liberty and the funeral directors authorized to handle Liberty burial and vault policies as well as reforming the benefits available to the policyholders under the policies. Although class actions are inherently subject to subsequent collateral attack by absent class members, the Battle
                                                                     ------
decree remains in effect to date. A motion filed in February 1990 to challenge the final judgment under Federal Rule of Civil Procedure 60(b) was rejected by both the District Court in 1991 and the

Eleventh Circuit Court of Appeals in 1992 and a Writ of Certiorari was denied by the U.S. Supreme Court in 1993.

     In November 1993, an attorney (purporting to represent the funeral director class) filed a petition in the District Court seeking alternative relief under the final judgment. This petition was voluntarily withdrawn on November 8, 1995 by petitioners. On February 23, 1996, Liberty filed a petition with the District Court requesting that it order certain contract funeral directors to comply with their obligations under the Final Judgment in Battle and their
                                                          ------
funeral service contracts. A petition was filed on April 8, 1996 on behalf of a group of funeral directors seeking to modify the 1978 decree in Battle in light
                                                                ------
of changed economic circumstances. All parties made extensive submissions to the District Court and a hearing on the opposing petitions was held by the District Court on February 9, 1999. On March 8, 1999, the District Court entered an order granting Liberty's petition to enforce the obligations of contract funeral directors under their funeral service contracts and denying the funeral directors' petition for review of the Battle Final Judgment and alternative
                                      ------
relief.

     It has been previously reported that in July 1998, a jury in U.S. District Court in the Middle District of Florida recommended an aggregate total verdict amounting to $21.6 million against Liberty in Hipp v. Liberty National Life
                                              -----------------------------
Insurance Company (Case No. 95-1332-CIV-17A).  This case, originally filed in
-----------------
1995 in the Florida state court system, is a collective action under the Fair Labor Standards Act, alleging age discrimination by Liberty in violation of the Age Discrimination in Employment Act and the Florida Civil Rights Act. The plaintiffs, ten present or former Liberty district managers, sought damages for lost wages, loss of future earnings, lost health and retirement benefits and lost raises and expenses. Three of these plaintiffs, Florida residents, also sought compensatory and punitive damages allowable under Florida law. On November 20, 1998, the District Court remitted the $10 million punitive damage portion of the jury verdict to $0, thus reducing the total verdict to $11 million (including an advisory verdict of $3.2 million in front pay awards). Additional revised front pay submissions were made by the plaintiffs to the District Court in December 1998 and Liberty responded thereto in January 1999. On March 11, 1999, the District Court reduced the Hipp verdict to $7 million by
                                                  ----
denying the plaintiffs front pay damages and remitting the punitive damages awarded to the Florida resident plaintiffs to the $100,000 limit allowable under Florida law. Liberty is awaiting the entry of a final judgment in the Hipp case
                                                                       ----
and thereafter will pursue all available post trial and appellate relief.

     On March 15, 1999, Torchmark was named as a defendant in consolidated derivative securities class action litigation involving Vesta Insurance Group, Inc. filed in the United States District Court for the Northern District of Alabama (In re Vesta Insurance Group, Inc. Securities Litigation, Master File
         --------------------------------------------------------
No. 98-AR-1407-S). The amended consolidated complaint in this litigation alleges violations of Section 10(b) of the Securities Exchange Act of 1934 by the defendants Vesta, certain present and former Vesta officers and directors, Vesta's former independent public accountants and Torchmark and of Section 20(a) of the Exchange Act by certain former Vesta officers and directors and

Torchmark acting as "controlling persons" of Vesta in connection with certain accounting irregularities in Vesta's reported financial results and filed financial statements. Unspecified damages and equitable relief are sought on behalf of a purported class of purchasers of Vesta equity securities between June 2, 1995 and June 29, 1998. No class has yet been certified in this litigation.

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits
                (11)  Statement re computation of per share earnings
                (27)  Financial Data Schedule


          (b)   Reports on Form 8-K
                      No reports on Form 8-K were filed in the first quarter of 1999

                                   SIGNATURES



     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    TORCHMARK CORPORATION



Date:  May 12, 1999                 /s/  C. B. Hudson
                                    -------------------------------
                                    C. B. Hudson, Chairman of the
                                    Board, President, and Chief
                                    Executive Officer



Date:  May 12, 1999                 /s/  Gary L. Coleman
                                    -------------------------------
                                    Gary L. Coleman, Vice President
                                    And Chief Accounting Officer