Form 10-Q/A
period 1999-03-31
TORCHMARK CORP
filed 1999-07-21
CIK 320335

                                   FORM 10-Q/A
                                Amendment No. 1
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
    $1.00 Par Value

                          Index of Exhibits (Page 27)
                     Total number of pages included are 28.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements and Item 2.  Management's Discussion and Analysis
        --------------------     ---------------------------------------------
of Financial Condition and Result of Operations are amended to reflect a change
-----------------------------------------------
in accounting principle made to conform Torchmark's accounting for its interest rate swap contract to the method now preferred by the Securities and Exchange Commission. Effective January 1, 1999, the interest rate swap contract is no longer accounted for as a hedge of the Monthly Income Preferred Securities issued by a special purpose finance subsidiary and guaranteed by Torchmark. The change will result in the swap being recorded as an asset at its market value on the balance sheet with subsequent changes in its market value recorded as realized gains and losses.

     The accounting change had the following effect on the previously issued financial statements for March 31, 1999:


                                                    As Previously
                                                       Reported      As Restated
                                                       --------      -----------
                                                         (Amounts in thousands,
                                                         except per share data)
Balance Sheet:
  Other long-term investments (at fair value)        $   34,440      $  54,548
  Accrued income taxes                                  448,990        456,028
  Retained earnings                                   1,778,550      1,791,620

Income Statement:
  Realized investment losses                             (2,477)        (7,116)
  Income tax expense                                    (44,028)       (42,405)
  Income from continuing operations                      83,364         80,348
  Cumulative effect of a change in accounting
    principle, net of tax                                     0         16,086
  Net income                                             83,364         96,434

Basic earnings per share:
  Net income from continuing operations                    0.62           0.59
  Net income                                               0.62           0.71

Diluted earnings per share:
  Net income from continuing operations                    0.61           0.59
  Net income                                               0.61           0.71


     This change in accounting principle had no effect on "net operating income from continuing operations" as defined on page 9 of this Form 10-QA.


Item 1.  Financial Statements

                             TORCHMARK CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Amounts in thousands)

                                                             March 31,       December 31,
Assets:                                                        1999             1998
                                                           -----------       -----------
                                                           (Unaudited)
                                                           AS RESTATED
                                                           SEE NOTE C
Investments:
 Fixed maturities, available for sale, at fair value
  (amortized cost: 1999 - $5,603,257;
  1998 - $5,519,772)                                       $ 5,720,078       $ 5,768,447
 Equity securities, at fair value
  (cost: 1999 - $33,766; 1998 - $2,256)                         31,428             9,843
 Mortgage loans, at cost (estimated fair value:
  1999 - $124,960; 1998 - $124,191)                            124,841           124,072
 Investment real estate, at depreciated cost                   164,477           164,644
 Policy loans                                                  234,776           233,765
 Other long-term investments (at fair value)                    54,548            35,976
 Short-term investments                                         36,311            75,844
                                                           -----------       -----------
  Total investments                                          6,366,459         6,412,591

Cash                                                             8,415             4,920
Investment in unconsolidated subsidiaries                            -            31,510
Accrued investment income                                      102,748            99,279
Other receivables                                              132,894           130,279
Deferred acquisition costs                                   1,559,006         1,502,511
Value of insurance purchased                                   165,476           170,640
Property and equipment                                          38,903            39,080
Goodwill                                                       411,639           414,658
Other assets                                                    17,475            18,298
Separate account assets                                      2,526,989         2,425,262
                                                           -----------       -----------
  Total assets                                             $11,330,004       $11,249,028
                                                           ===========       ===========
Liabilities and Shareholders' Equity:
Liabilities:
 Future policy benefits                                    $ 4,655,033       $ 4,595,567
 Unearned and advance premiums                                  87,456            85,923
 Policy claims and other benefits payable                      202,685           194,965
 Other policyholders' funds                                     81,711            81,568
                                                           -----------       -----------
  Total policy liabilities                                   5,026,885         4,958,023

Accrued income taxes                                           456,028           511,311
Short-term debt                                                412,948           355,392
Long-term debt (estimated fair value:
 1999 - $421,759; 1998 - $430,431)                             376,741           383,422
Other liabilities                                              189,194           162,831
Separate account liabilities                                 2,526,989         2,425,262
                                                           -----------       -----------
  Total liabilities                                          8,988,785         8,796,241

Monthly income preferred securities (estimated
 fair value: 1999 - $203,520; 1998 - $205,040)                 193,275           193,259

Shareholders' equity:
 Preferred stock                                                     0                 0
 Common stock                                                  147,801           147,801
 Additional paid-in capital                                    611,843           610,925
 Accumulated other comprehensive income                         58,187           144,501
 Retained earnings                                           1,791,620         1,707,933
 Treasury stock, at cost                                      (461,507)         (351,632)
                                                           -----------       -----------
  Total shareholders' equity                                 2,147,944         2,259,528
                                                           -----------       -----------
  Total liabilities and shareholders' equity               $11,330,004       $11,249,028
                                                           ===========       ===========

         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
              (Unaudited and in thousands except per share data)

                                                             Three Months Ended
                                                                  March 31,
                                                         --------------------------
                                                           1999              1998
                                                         --------          --------
                                                        AS RESTATED
                                                         SEE NOTE C
Revenue:
  Life premium                                           $251,341          $236,211
  Health premium                                          203,042           189,811
  Other premium                                             8,381             6,995
                                                         --------          --------
     Total premium                                        462,764           433,017

  Net investment income                                   111,396           119,800
  Realized investment gains (losses)                       (7,116)           (3,173)
  Other income                                                466               388
                                                         --------          --------
     Total revenue                                        567,510           550,032

Benefits and expenses:
  Life policyholder benefits                              162,922           154,013
  Health policyholder benefits                            131,653           119,840
  Other policyholder benefits                               8,871            13,171
                                                         --------          --------
     Total policyholder benefits                          303,446           287,024

  Amortization of deferred acquisition costs               59,570            57,334
  Commissions and premium taxes                            34,632            35,805
  Other operating expense                                  29,226            30,714
  Amortization of goodwill                                  3,018             3,018
  Interest expense                                         12,576            18,338
                                                         --------          --------
     Total benefits and expenses                          442,468           432,233

Income before income taxes and
   equity in earnings of Vesta                            125,042           117,799

Income taxes                                              (42,405)          (41,434)
Equity in earnings of Vesta                                     0             4,258
Monthly income preferred securities dividend               (2,289)           (2,471)
                                                         --------          --------
Net income from continuing operations                      80,348            78,152
Discontinued operations of Waddell & Reed -
   Income from operations                                       0            14,766
                                                         --------          --------
Net income before cumulative effect of change              80,348            92,918
   in accounting principle

Cumulative effect of change in accounting
   principle (net of tax of $8,661)                        16,086                 0
                                                         --------          --------
     Net income                                          $ 96,434          $ 92,918
                                                         ========          ========
Basic earnings per share:
   Net income from continuing operations                 $   0.59          $   0.56
   Discontinued operations of Waddell & Reed -
        Income from operations                               0.00              0.10
                                                         --------          --------
Net income before cumulative effect of change
   in accounting principle                                   0.59              0.66

Cumulative effect of change in accounting                    0.12              0.00
   principle, net of tax
                                                         --------          --------
     Net income                                          $   0.71          $   0.66
                                                         ========          ========
Diluted earnings per share:
   Net income from continuing operations                 $   0.59          $   0.55
   Discontinued operations of Waddell & Reed -
        Income from operations                               0.00              0.11
                                                         --------          --------
Net income before cumulative effect of change                0.59              0.66
   in accounting principle

Cumulative effect of change in accounting
   principle, net of tax                                     0.12              0.00
                                                         --------          --------
     Net income                                          $   0.71          $   0.66
                                                         ========          ========

         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                         (Unaudited and in thousands)

                                                                           Three Months Ended
                                                                               March 31,
                                                                       ------------------------
                                                                          1999           1998
                                                                       ---------      ---------
                                                                       AS RESTATED
                                                                        SEE NOTE C
Net income                                                             $  96,434      $  92,918

Other comprehensive income:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period             (145,238)         5,406
    Less: reclassification adjustment for (gains) losses
          on securities included in net income                             2,461          2,156
    Less: reclassification adjustment for amortization of
          discount and premium                                              (237)        (1,000)
    Less: foreign exchange adjustment on securities
          marked to market                                                  (560)             -
                                                                       ---------      ---------
     Unrealized gains (losses) on securities                            (143,574)         6,562
 Unrealized gains (losses) on other investments                               32          3,099
 Unrealized gains (losses) on deferred acquisition costs                  10,703           (140)
 Foreign exchange translation adjustments                                    623            198
                                                                       ---------      ---------
        Other comprehensive income (loss), before tax                   (132,216)         9,719

 Income (tax) benefit related to other
   comprehensive income (loss)                                            45,902         (3,292)
                                                                       ---------      ---------
Other comprehensive income (loss)                                        (86,314)         6,427
                                                                       ---------      ---------
Comprehensive income                                                   $ (10,120)     $  99,345
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

                         Selected Segment Information
                            (Amounts in thousands)

                                                                  Three months ended March 31, 1999
                                   -------------------------------------------------------------------------------------------------
                                     Life         Health        Annuity        Investment      Other     Adjustments    Consolidated
                                   --------      --------      --------        ----------     -------    -----------    ------------
Revenue:
  Premium                          $251,341      $203,042      $  8,381                                                 $462,764
  Net investment income                                                         $114,152                   $(2,756)      111,396
  Other income                                                                                   $945         (479)          466
  Intersegment revenue -
    required interest on net
    policy obligations               33,470         1,565         8,439          (43,474)                                      0
                                   --------      --------      --------         --------         ----      -------      --------
      Total revenue*               $284,811      $204,607      $ 16,820         $ 70,678         $945      $(3,235)     $574,626
                                   ========      ========      ========         ========         ====      =======      ========

Measure of profitability:
  Underwriting income
    before other income and
    administrative expense         $ 66,965      $ 35,910      $  5,236                                                 $108,111
  Excess investment income                                                      $ 54,580                                  54,580
                                   --------      --------      --------         --------         ----      -------      --------
      Total measure of
        profitability              $ 66,965      $ 35,910      $  5,236         $ 54,580         $  0      $     0      $162,691
                                   ========      ========      ========         ========         ====      =======      ========

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
                                              ========      ========
------------
*excludes realized investment gains (losses)

Note C - Change in Accounting Principle

     Torchmark has in place a swap agreement with an unaffiliated party whereby Torchmark pays a variable dividend rate on its $200 million face amount outstanding Monthly Income Preferred Securities (MIPS) in exchange for payment of a 9.18% fixed dividend. Subsequent to the issuance of Torchmark's Quarterly Report on Form 10Q for the period ended March 31, 1999, Torchmark's management determined that it should change its method of accounting for this swap. Previously, Torchmark accounted for the swap using hedge accounting under Statement of Financial Accounting Standard No. 80, "Accounting for Futures Contracts ("SFAS 80")." In the second quarter of 1999, Torchmark changed its method of accounting for this swap agreement to recognize changes in its fair value, net of tax, as a component of net income, effective January 1, 1999. This method of accounting for such instruments is believed to be preferable under the guidance established by SFAS 80 and the Securities and Exchange Commission. The after-tax cumulative effect of this change amounted to $16.1 million at January 1, 1999. Future changes in the fair value of the swap will be accounted for as realized investment gains or losses. The effect of the change was to decrease first quarter 1999 restated income from continuing operations before the cumulative effect of the change in accounting principle by $3.0 million ($.02 per diluted share) and to increase first quarter 1999 restated net income by $13.1 million ($.10 per diluted share).

     As a result of the change in accounting principle, the financial statements as of and for the three months ended March 31, 1999 have been restated from amounts previously reported. A summary of the significant effects of the restatement are as follows:

                                                As Previously
                                                  Reported      As Restated
                                                -------------   ------------
                                         (Amounts in thousands except, per share data)
At March 31, 1999:
 Other long-term investments (at fair value)     $   34,440   $   54,548
 Accrued income taxes                               448,990      456,028
 Retained earnings                                1,778,550    1,791,620

For the three months ended March 31, 1999:
 Realized investment losses                          (2,477)      (7,116)
 Income tax expense                                 (44,028)     (42,405)
 Income from continuing operations                   83,364       80,348
 Cumulative effect of a change in accounting
   principle, net of tax                                  0       16,086
 Net income                                          83,364       96,434

Basic earnings per share:
 Net income from continuing operations                 0.62         0.59
 Cumulative effect of a change in accounting
   principle, net of tax                               0.00         0.12
 Net income                                            0.62         0.71

Diluted earnings per share:
 Net income from continuing operations                 0.61         0.59
 Cumulative effect of a change in accounting
   principle, net of tax                               0.00         0.12
 Net income                                            0.61         0.71

                                      7A

  A summary of the pro forma effects for the three months ended March 31, 1999 and 1998 as if the change in accounting principle occurred prior to January 1, 1998 is as follows.

                                                        Three months ended
                                                          March 31, 1999         March 31, 1998
                                                        ------------------       --------------
                                                      (Amounts in thousands, except per share data)
Net income before cumulative effect of change
  in accounting principle                                         $80,348              $92,990
Net income                                                         80,348               92,990

Basic earnings per share:
Net income before cumulative effect of change
  in accounting principle                                            0.59                 0.66
Net income                                                           0.59                 0.66

Diluted earnings per share:
Net income before cumulative effect of change
  in accounting principle                                            0.59                 0.66
Net income                                                           0.59                 0.66

                                      7B

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

                             Results of Operations

     Restatement: Subsequent to the issuance of Torchmark's Quarterly Report on Form 10Q for the period ended March 31, 1999, management determined that it should change its method of accounting for its swap agreement as explained in the Notes to the Financial Statements of this Form 10QA in Note C--Changes in Accounting Principle. This change in accounting principle had no effect on "net operating income from continuing operations" as defined below.

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

     The following items were excluded from net income in order to compute net operating income from continuing operations:

     1) Realized investment gains and losses and the related adjustment to deferred acquisition costs, net of tax;
     2) The net income from the discontinued operations of Waddell & Reed;
     3) Torchmark's pro rata share of the income or losses related to Vesta, and
     4) Cumulative effect of a change in accounting principle, net of tax.

     The following table presents earnings and earnings per share data for Torchmark.

                        Earnings and Earnings Per Share
           (Dollar amounts in thousands, except for per share data)

                               For the three months ended
                                       March 31,
                               --------------------------           %
                                  1999            1998            Change
                                -------         -------           ------
Net operating income from
  continuing operations:
    Amount                      $84,974         $77,446             9.7
    Per Share:
      Basic                        0.63            0.55            14.5
      Diluted                      0.62            0.55            12.7

Net income:
    Amount                       96,434          92,918             3.8
    Per Share:
      Basic                        0.71            0.66             7.6
      Diluted                      0.71            0.66             7.6


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

                               Health Insurance
                              Summary of Results
                         (Dollar amounts in thousands)

                                                       Three months ended March 31,
                                            -----------------------------------------------------
                                                   1999                             1998                         Increase
                                            --------------------             ---------------------           ---------------
                                                           % of                             % of
                                            Amount         Total             Amount         Total            Amount       %
                                            ------         -----             ------         -----            ------      ---
Premium and policy charges                 $203,042         100             $189,811         100             $13,231       7
Net policy obligations                      127,136          62              114,573          60              12,563      11
Commissions and acquisition expense          39,996          20               39,357          21                 639       2
                                           --------                         --------                         -------
Insurance underwriting income before
  other income and administrative
  expenses                                 $ 35,910          18             $ 35,881          19             $    29       0

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

     Torchmark's shareholders' equity was $2.15 billion at March 31, 1999, compared with $2.26 billion at 1998 year end and $2.44 billion one year ago. Book value per share was $16.09 at March 31, 1999, compared with $16.51 at year-end 1998 and $17.39 a year earlier. After adjusting shareholders' equity to remove the effects of interest-rate fluctuations on the security portfolio on an after-tax basis, shareholders' equity was $2.08 billion at March 31, 1999, compared with $2.11 billion at 1998 year end and $2.31 billion a year ago. On a per share basis, book value was $15.57 at the end of March, 1999, compared with $15.43 at year-end 1998 and $16.47 at March 31, 1998. The primary factor in the decline in adjusted shareholder equity for the 1999 quarter was the purchases of Torchmark shares. The decline in adjusted equity from a year earlier was impacted by the spin-off of Waddell & Reed, which accounted for a net reduction in equity of $174 million.

     The annualized return on common equity, excluding the effects of securities at market value, realized investment gains and losses, discontinued operations, and the earnings of Vesta, was 16.2% for the 1999 quarter. Return on equity for the same 1998 period was 14.6%. This increase was primarily a result of the share purchases.

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


                                    TORCHMARK CORPORATION



Date:  July 20, 1999                /s/  C. B. Hudson
                                    -------------------------------
                                    C. B. Hudson, Chairman of the
                                    Board, President, and Chief
                                    Executive Officer



Date:  July 20, 1999                /s/  Gary L. Coleman
                                    -------------------------------
                                    Gary L. Coleman, Vice President
                                    And Chief Accounting Officer