Form 10-Q
period 1999-06-30
TORCHMARK CORP
filed 1999-08-12
CIK 320335

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1999                    Commission File Number 1-8052

                             TORCHMARK CORPORATION
            (Exact name of registrant as specified in its charter)

                   DELAWARE                                63-0780404
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                 Identification No.)

           2001 3/rd/ Avenue South, Birmingham, Alabama              35233
             (Address of principal executive offices)             (Zip Code)

     Registrant's telephone number, including area code         (205) 325-4200


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

                                         Yes   X    No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the last practicable date.

       CLASS                               OUTSTANDING AT JULY 31, 1999
    Common Stock,                                    133,047,661
   $1.00 Par Value

                         Index of Exhibits (Page  28)
                    Total number of pages included are 29.

                         TORCHMARK CORPORATION
                                INDEX

                                                                        Page
                                                                        ----
Part 1.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                     Consolidated Balance Sheet                           1
                     Consolidated Statement of Operations                 2
                     Consolidated Statement of Comprehensive Income       4
                     Consolidated Statement of Cash Flow                  5
                     Notes to Consolidated Financial Statements           6

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    10


PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings                                      26
          Item 4. Submission of Matters to a Vote of Security Holders    27
          Item 6. Exhibits and Reports on Form 8-K                       28

                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                             TORCHMARK CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Amounts in thousands)

                                                                                June 30,      December 31,
                                                                                 1999            1998
                                                                             -------------    ------------
                                                                              (Unaudited)
Assets:

Investments:
     Fixed maturities, available for sale, at fair value
      (amortized cost: 1999 - $5,641,207;
      1998 - $5,519,772)                                                     $   5,583,495    $  5,768,447
     Equity securities, at fair value
      (cost: 1999 $33,766; 1998 - $2,256)                                           30,750           9,843
     Mortgage loans, at cost (estimated fair value:
      1999 - $94,444; 1998 - $124,191)                                              94,326         124,072
     Investment real estate, at depreciated cost                                   133,404         164,644
     Policy loans                                                                  236,294         233,765
     Other long-term investments (at fair value)                                    47,222          35,976
     Short-term investments                                                         40,701          75,844
                                                                             -------------    ------------
          Total investments                                                      6,166,192       6,412,591

Cash                                                                                13,747           4,920
Investment in unconsolidated subsidiaries                                                0          31,510
Accrued investment income                                                          103,036          99,279
Other receivables                                                                  137,332         130,279
Deferred acquisition costs                                                       1,678,786       1,502,511
Value of insurance purchased                                                       160,425         170,640
Property and equipment                                                              40,392          39,080
Goodwill                                                                           408,621         414,658
Other assets                                                                        20,099          18,298
Separate account assets                                                          2,621,628       2,425,262
                                                                             -------------    ------------
          Total assets                                                       $  11,300,258    $ 11,249,028
                                                                             =============    ============
Liabilities and Shareholders' Equity:

Liabilities:

     Future policy benefits                                                  $   4,726,498    $  4,595,567
     Unearned and advance premiums                                                  90,631          85,923
     Policy claims and other benefits payable                                      203,674         194,965
     Other policyholders' funds                                                     81,661          81,568
                                                                             -------------    ------------
          Total policy liabilities                                               5,102,464       4,958,023

Accrued income taxes                                                               381,190         511,311
Short-term debt                                                                    398,238         355,392
Long-term debt (estimated fair value:
 1999 - $392,668, 1998 - $430,431                                                  371,494         383,422
Other liabilities                                                                  171,718         162,831
Separate account liabilities                                                     2,621,628       2,425,262
                                                                             -------------    ------------
          Total liabilities                                                      9,046,732       8,796,241

Monthly income preferred securities (estimated
 fair value: 1999 - $202,000; 1998 - $205,040)                                     193,291         193,259

Shareholders' equity:

     Preferred stock                                                                     0               0
     Common Stock                                                                  147,801         147,801
     Additional paid-in capital                                                    612,178         610,925
     Accumulated other comprehensive income                                        (44,321)        144,501
     Retained earnings                                                           1,814,666       1,707,933
     Treasury stock, at cost                                                      (470,089)       (351,632)
                                                                             -------------    ------------
          Total shareholders' equity                                             2,060,235       2,259,528
                                                                             -------------    ------------
          Total liabilities and shareholders' equity                         $  11,300,258    $ 11,249,028
                                                                             =============    ============

         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
              (Unaudited and in thousands except per share data)

                                                                    Three Months Ended        Six Months Ended
                                                                       June 30,                   June 30,
                                                                  ---------------------   ------------------------
                                                                     1999       1998         1999         1998
                                                                  ---------   ---------   ----------   -----------
Revenue:
  Life premium                                                    $ 255,357   $ 241,111   $  506,698   $   477,322
  Health premium                                                    204,502     189,480      407,544       379,291
  Other premium                                                      10,151       8,773       18,532        15,768
                                                                  ---------   ---------   ----------   -----------

     Total premium                                                  470,010     439,364      932,774       872,381

Net investment income                                               110,538     117,881      221,934       237,681
Realized investment gains (losses)                                  (78,803)     (1,854)     (85,919)       (5,027)
Other income                                                          5,483         657        5,949         1,045
                                                                  ---------   ---------   ----------   -----------

     Total revenue                                                  507,228     556,048    1,074,738     1,106,080

Benefits and expenses:
  Life policyholder benefits                                        166,730     159,603      329,652       313,616
  Health policyholder benefits                                      133,554     120,521      265,207       240,361
  Other policyholder benefits                                         8,434      11,702       17,305        24,873
                                                                  ---------   ---------   ----------   -----------

     Total policyholder benefits                                    308,718     291,826      612,164       578,850

Amortization of deferred acquisition costs                           62,082      57,755      121,652       115,089
Commissions and premium taxes                                        35,117      35,660       69,749        71,465
Other operating expense                                              28,371      29,460       57,597        60,174
Amortization of goodwill                                              3,019       3,019        6,037         6,037
Interest expense                                                     12,750      14,472       25,326        32,810
                                                                  ---------   ---------   ----------   -----------

     Total benefits and expenses                                    450,057     432,192      892,525       864,425

Income before income taxes and
  equity in earnings of Vesta                                        57,171     123,856      182,213       241,655

Income taxes                                                        (18,640)    (48,272)     (61,045)      (89,706)
Equity in earnings of Vesta                                               0           0            0         4,258
Adjustments to carrying value of Vesta                                    0     (20,234)           0       (20,234)
Monthly income preferred securities dividend (net of tax)            (2,225)     (2,468)      (4,514)       (4,939)
                                                                  ---------   ---------   ----------   -----------

Net income from continuing operations                                36,306      52,882      116,654       131,034
Discounted operations of Waddell & Reed:
  Income from operations (net of tax)                                     0      15,222            0        29,988
  Loss on disposal (tax)                                             (1,060)          0       (1,060)            0
                                                                  ---------   ---------   ----------   -----------
Net income before extraordinary item and cumulative
  effect of change in accounting principle                           35,246      68,104      115,594       161,022
Loss on redemption of debt (less applicable tax
  benefit of $2,672)                                                      0      (4,962)           0        (4,962)
                                                                  ---------   ---------   ----------   -----------
Net income before cumulative effect of change in
  accounting principle                                               35,246      63,142      115,594       156,060
Cumulative effect of change in accounting principle
  (less applicable tax of $8,661)                                         0           0       16,086             0
                                                                  ---------   ---------   ----------   -----------
   Net Income                                                     $  35,246   $  63,142   $  131,680   $   156,060
                                                                  =========   =========   ==========   ===========

                         (Continued on following page)

                             TORCHMARK CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
              (Unaudited and in thousands except per share data)
                                  (Continued)
                                                            Three Months Ended         Six Months Ended
                                                                  June 30,                  June 30,
                                                           --------------------       --------------------
                                                              1999      1998             1999       1998
                                                           ---------  ---------       ---------  ---------
Basic earnings per share:
Net income from continuing operations                          $0.27      $0.38          $0.87      $0.93
Discontinued operations of Waddell & Reed:
 Income from operations (net of tax)                            0.00       0.11           0.00       0.22
 Loss on disposal (tax)                                        (0.01)      0.00          (0.01)      0.00
                                                               -----      -----          -----      -----
Net income before extraordinary item and cumulative
 effect of change in accounting principle                       0.26       0.49           0.86       1.15
Loss on redemption of debt (less applicable tax benefit)        0.00      (0.04)          0.00      (0.04)
                                                               -----      -----          -----      -----
Net income before cumulative effect of change in
 accounting principle                                           0.26       0.45           0.86       1.11
Cumulative effect of change in accounting principle
 (less applicable tax)                                          0.00       0.00           0.12       0.00
                                                               -----      -----          -----      -----
   Net income                                                  $0.26      $0.45          $0.98      $1.11
                                                               =====      =====          =====      =====


Diluted earnings per share:
Net income from continuing operations                          $0.27      $0.37          $0.86      $0.92
Discontinued operations of Waddell & Reed:
 Income from operations (net of tax)                            0.00       0.11           0.00       0.22
 Loss on disposal (tax)                                        (0.01)      0.00          (0.01)      0.00
                                                               -----      -----          -----      -----
Net income before extraordinary item and cumulative
 effect of change in accounting principle                       0.26       0.48           0.85       1.14
Loss on redemption of debt(less applicable tax benefit)         0.00      (0.03)          0.00      (0.04)
                                                               -----      -----          -----      -----
Net income before cumulative effect of change in
 accounting principle                                           0.26       0.45           0.85       1.10
Cumulative effect of change in accounting principle
 (less applicable tax)                                          0.00       0.00           0.12       0.00
                                                               -----      -----          -----      -----
   Net Income                                                  $0.26      $0.45          $0.97      $1.10
                                                               =====      =====          =====      =====

         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                         (Unaudited and in thousands)

                                                                Three Months Ended                 Six Months Ended
                                                                     June 30,                         June 30,
                                                           ------------------------------     -----------------------------
                                                               1999              1998             1999             1998
                                                           ------------      ------------     -------------    ------------
Net income                                                    $ 35,246           $63,142          $131,680         $156,060

Other comprehensive income:
  Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during period    (182,725)           23,787          (327,963)          29,193
   Less: reclassification adjustment for gains (losses)
         on securities included in net income                    7,930            (1,249)           10,391              907
   Less: reclassification adjustment for amortization of
         discount and premium                                      (45)             (934)             (282)          (1,934)
   Less: foreign exchange adjustment on securities
         marked to market                                         (371)              903              (931)             903
                                                           ------------      ------------     -------------    -------------
     Unrealized gains (losses) on securities                  (175,211)           22,507          (318,785)          29,069
  Unrealized gains (losses) on other investments                   (47)          (12,387)              (15)          (9,288)
  Unrealized gains (losses) on deferred acquisition costs       16,469            (1,501)           27,172           (1,641)
  Foreign exchange translation adjustments                         716            (1,058)            1,339             (860)
                                                           ------------      ------------     -------------    -------------
     Other comprehensive income (loss), before tax            (158,073)            7,561          (290,289)          17,280

  Income tax benefit (expense) related to other
     comprehensive income (loss)                                55,565            (2,726)          101,467           (6,018)
                                                           ------------      ------------     -------------    -------------

Other comprehensive income (loss)                             (102,508)            4,835          (188,822)          11,262
                                                           ------------      ------------     -------------    -------------
Comprehensive income (loss)                                   ($67,262)          $67,977          ($57,142)        $167,322
                                                           ============      ============     =============    =============

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOW
                         (Unaudited and in thousands)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                              ------------------------
                                                                                 1999          1998
                                                                              ----------    ----------
Cash provided from operations                                                 $  192,420    $  194,062

Cash provided from (used for) investment activities:
  Investments sold or matured:
    Fixed maturities available for sale - sold                                   512,885       251,039
    Fixed maturities available for sale - matured, called, and repaid            242,041       231,657
    Other long-term investments                                                   29,809        11,250
                                                                              ----------    ----------
     Total investments sold or matured                                           784,735       493,946

  Investments acquired:
    Fixed maturities                                                            (886,730)   (1,089,068)
    Other long-term investments                                                  (35,359)      (57,072)
                                                                              ----------    ----------
     Total investments acquired                                                 (922,089)   (1,146,140)

  Net decrease (increase) in short-term investments                               35,135       (50,497)
  Disposition of properties                                                        6,586           749
  Additions to properties                                                         (5,233)       (1,595)
                                                                              ----------    ----------
Cash used for investment activities                                             (100,866)     (703,537)

Cash provided from (used for) financing activities:
  Issuance of common stock                                                         1,205         2,727
  Proceeds from W&R public offering                                                    0       516,014
  Offering proceeds retained by Waddell & Reed                                         0       (35,251)
  Proceeds from sale of Family Service                                                 0       140,388
  Additions to debt                                                               42,920       279,319
  Repayments of debt                                                             (12,058)     (380,070)
  Acquisition of treasury stock                                                 (120,588)            0
  Cash dividends paid to shareholders                                            (24,344)      (42,626)
  Net receipts from deposit product operations                                    30,138        22,516
                                                                              ----------    ----------
Cash provided from (used for) financing activities:                              (82,727)      503,017

Net increase (decrease) in cash                                                    8,827        (6,458)
Cash at beginning of year                                                          4,920        11,085
                                                                              ----------    ----------
Cash at end of period                                                         $   13,747    $    4,627
                                                                              ==========    ==========

         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note A - Accounting Policies

     The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at June 30, 1999, and the consolidated results of operations for the periods ended June 30, 1999 and 1998.

Note B - Business Segments

     Torchmark's segments are based on the insurance product lines it markets and administers: life insurance, health insurance, and annuities. There is also an investment segment, which manages the investment portfolio, debt, and cash flow for the insurance segments and the corporate function. The measure of profitability for insurance segments is underwriting income before other income and administrative expenses. It represents the gross profit margin on insurance products before administrative expenses and is calculated by deducting net policy obligations, acquisition expenses, and commissions from premium revenue. The measure of profitability for the investment segment is excess investment income, which represents the income earned on the investment portfolio in excess of net policy requirements and financing costs associated with debt and Torchmark's Monthly Income Preferred Securities ("MIPS"). The tables below set forth revenue (excluding realized investment losses) and measure of profitability by segment as well as reconciliations from the total measures of profitability to pretax operating income for the six-month periods ended June 30, 1999 and June 30, 1998, respectively.


                         Selected Segment Information
                            (Amounts in thousands)


                                                                    Six months ended June 30, 1999
                                 --------------------------------------------------------------------------------------------------
                                    Life             Health       Annuity     Investment     Other      Adjustments    Consolidated
                                 ---------         ----------    ---------    ----------    -------     -----------    ------------
Revenue:
 Premium                         $ 506,698         $  407,544    $ 18,532                                              $    932,774
 Net investment income                                                        $  227,448                $    (5,514)        221,934
 Other income                                                                               $ 1,802            (956)            846
 Intersegment revenue -
   required interest on net
   policy obligations               67,524              2,878      16,921        (87,323)                                         0
                                 ---------         ----------    --------     ----------    -------     -----------    ------------
     Total revenue*              $ 574,222         $  410,422    $ 35,453     $  140,125    $ 1,802     $    (6,470)   $  1,155,554
                                 =========         ==========    ========     ==========    =======     ===========    ============

Measure of profitability:
 Underwriting income
  before other income and
  administrative expense         $ 133,148         $   70,441    $ 11,987                                              $    215,576
 Excess investment income                                                     $  107,854                                    107,854
     Total measure of            ---------         ----------    --------     ----------    -------     -----------    ------------
      profitability              $ 133,148         $   70,441    $ 11,987     $  107,854    $     0     $         0    $    323,430
                                 =========         ==========    ========     ==========    =======     ===========    ============

* excludes realized investment gains (losses)

                         Selected Segment Information
                            (Amounts in thousands)


                                                                    Six months ended June 30, 1998
                                 --------------------------------------------------------------------------------------------------
                                    Life             Health       Annuity     Investment     Other      Adjustments    Consolidated
                                 ---------         ----------    ---------    ----------    -------     -----------    ------------
Revenue:
 Premium                         $ 477,322         $  379,291    $ 15,768                                              $    872,381
 Net investment income                                                        $  242,985                $    (5,304)        237,681
 Other income                                                                               $ 2,151          (1,106)          1,045
 Intersegment revenue -
   required interest on net
   policy obligations               72,691              4,719      27,137       (104,547)                                         0
                                 ---------         ----------    --------     ----------    -------     -----------    ------------
     Total revenue*              $ 550,013         $  384,010    $ 42,905     $  138,438    $ 2,151     $    (6,410)   $  1,111,107
                                 =========         ==========    ========     ==========    =======     ===========    ============

Measure of profitability:
 Underwriting income
  before other income and
  administrative expense         $ 127,267         $   70,884    $ 11,144                                              $    209,295
 Excess investment income                                                     $   98,030                                     98,030
                                 ---------         ----------    --------     ----------    -------     -----------    ------------
     Total measure of
      profitability              $ 127,267         $   70,884    $ 11,144     $   98,030    $     0     $         0    $    307,325
                                 =========         ==========    ========     ==========    =======     ===========    ============

* Excludes realized investment losses and the gain from the sale of equipment

     Reconciliation of Measure of Profitablity to Pretax Operating Income
                            (Amounts in thousands)

                                                   For the six months ended
                                                            June 30,
                                                   ------------------------
                                                      1999          1998
                                                   -----------   ----------
      Total measure of profitablity                $   323,430   $  307,325
      Administrative expense                           (52,421)     (52,106)
      Parent expense                                    (5,176)      (6,945)
      Tax equivalent adjustment                         (5,514)      (5,304)
      Other income                                       1,802        2,151
      Goodwill amortization                             (6,037)      (6,037)
      Realized losses                                  (85,919)      (5,027)
      Gain on sale of equipment                          5,103            0
      Add back pretax cost of MIPS                       6,945        7,598
                                                   -----------   ----------
          Operating income before taxes            $   182,213   $  241,655
                                                   ===========   ==========

Note C - Change in Accounting Principle

     Torchmark has in place a swap agreement with an unaffiliated party whereby Torchmark pays a variable dividend rate on its $200 million face amount outstanding MIPS in exchange for payment of a 9.18% fixed dividend. In the second quarter of 1999, Torchmark changed its method of accounting for this swap agreement to recognize changes in its fair value, net of tax, as realized investment gains or losses. This method of accounting for such instruments is believed to be preferable under the guidance established by Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts ("SFAS 80") and the Securities and Exchange Commission. Previously, Torchmark accounted for the swap using hedge accounting under SFAS 80. The after-tax cumulative effect of the change at January 1, 1999 of $16.1 million (net of income taxes of $8.7 million) is included in income of the six months ended June 30, 1999. The effect of the change on the three months ended June 30, 1999, was to increase realized losses which decreased income from continuing operations by $4.4 million ($.03 per diluted share). The effect of the change on the six months ended June 30, 1999 was to increase realized losses which decreased income from continuing operations by $7.4 million ($.05 per diluted share) excluding the cumulative effect of the change in accounting principle. The pro forma effect of the retroactive application of the new accounting method to the three and six month periods ended June 30, 1998 would be to increase net income by $700 thousand ($.01 per diluted share) and $742 thousand ($.01 per diluted share), respectively.

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

     The following items were excluded from net income in order to compute net operating income from continuing operations:

     1) Realized investment gains and losses and the related adjustment to deferred acquisition costs, net of tax;
     2)   The net income from the discontinued operations of Waddell & Reed;
     3)   Torchmark's pro rata share of the income or losses related to Vesta;
     4)   The loss on redemption of debt, net of tax;
     5)   The gain from the sale of equipment, net of tax; and
     6) The effect of a change in accounting principle, which modified the accounting for an interest rate swap instrument.

     The following table presents earnings and earnings per share data for Torchmark.

                        Earnings and Earnings Per Share
           (Dollar amounts in thousands, except for per share data)

                                               For the six months ended
                                                        June 30,          %
                                               ------------------------
                                                  1999          1998      Change
                                               ----------     ---------   ------
          Net operating income from continuing
           operations:
              Amount                            $ 169,184      $158,146     7.0
              Per Share:
                  Basic                              1.26          1.13    11.5
                  Diluted                            1.25          1.12    11.6


          Net income:
              Amount                              131,680       156,060   (15.6)
              Per Share:
                  Basic                              0.98          1.11   (11.7)
                  Diluted                            0.97          1.10   (11.8)

     Operating revenues exclude realized investment gains and losses. They also exclude the one-time gain of $5.1 million from the sale of corporate equipment. Operating revenues rose 4% to $1.16 billion in the first half of 1999. Total premium increased 7% to $933 million and net investment income declined 7% to $222 million in the 1999 period. Torchmark's operating expense declined 4% to $58 million in 1999 in spite of the revenue growth. As a result, operating expense as a percentage of operating revenues for the first six months decreased from 5.4% in 1998 to 5.0% in 1999.

     The following table is a summary of Torchmark's net operating income from continuing operations by component. Net underwriting income is premium income less net policy obligations, commissions, acquisition expenses, and insurance administrative expenses. Excess investment income is tax equivalent net investment income reduced by the interest credited to net policy liabilities, and the financing cost of Torchmark's debt and Monthly Income Preferred Securities ("MIPS").

          Summary of Net Operating Income from Continuing Operations
                         (Dollar amounts in thousands)

                                                                 Six months
                                                               Ended June 30,                 Increase
                                                         ----------------------------   ----------------------
                                                              1999            1998          Amount         %
                                                         ------------     -----------   -------------   ------
     Insurance underwriting income before
        other income and administrative
        expense:
          Life                                              $ 133,148       $ 125,080       $   8,068       6
          Health                                               70,441          70,884            (443)     (1)
          Annuity                                              11,987          11,046             941       9
                                                         ------------     -----------   -------------
             Total                                            215,576         207,010           8,566       4

     Other income                                               1,802           2,151            (349)    (16)
     Administrative expense                                   (52,421)        (51,214)         (1,207)      2
                                                         ------------     -----------   -------------
     Insurance underwriting income excluding
        Family Service                                        164,957         157,947           7,010       4
     Insurance underwriting income - Family Service                 0           1,393          (1,393)   (100)

     Excess investment income                                 107,854          98,030           9,824      10
     Corporate expense                                         (5,176)         (6,945)          1,769     (25)
     Goodwill amortization                                     (6,037)         (6,037)              0       0
     Tax equivalency adjustment                                (5,514)         (5,304)           (210)      4
                                                         ------------     -----------   -------------
        Pretax insurance net operating income                 256,084         239,084          17,000       7

     Income tax                                               (86,900)        (80,938)         (5,962)      7
                                                         ------------     -----------   -------------
     Net operating income from continuing operations        $ 169,184       $ 158,146       $  11,038       7
                                                         ============     ===========   =============
     Net operating income from continuing operations
       per diluted share                                    $    1.25       $    1.12                      12
                                                         ============     ===========


     A discussion of Torchmark's operations by segment follows.

     Life insurance. Torchmark's life insurance premium income rose 7% to $507 million in the first six months of 1999. The following table presents Torchmark's life insurance premium and policy charges by distribution method.


                                Life Insurance
                        Premium by Distribution Method
                         (Dollar amounts in thousands)


                                                               Six months ended June 30,
                                                    ---------------------------------------------
                                                             1999                    1998               Increase
                                                    ---------------------   ---------------------   ----------------
                                                                   % of                    % of
                                                      Amount       Total      Amount       Total     Amount     %
                                                    ----------   --------   ----------   --------   --------- ------
Liberty National Exclusive Agency                   $ 144,339          29    $ 141,531         30   $   2,808      2
Direct Response                                       123,675          24      109,539         23      14,136     13
American Income Exclusive Agency                      107,069          21      100,868         21       6,201      6
Military Independent Agency                            50,788          10       44,484          9       6,304     14
United Investors Agency                                41,984           8       39,941          9       2,043      5
United American Independent Agency                     18,625           4       18,661          4         (36)     0
United American Exclusive Agency                        9,654           2        9,320          2         334      4
Other                                                  10,564           2       10,486          2          78      1
                                                    ----------   --------   ----------   --------   ---------
     Total life premium excluding Family Service      506,698         100      474,830        100      31,868      7
                                                    ----------              ----------              ---------

Family Service                                              0                    2,492                 (2,492)
                                                    ----------              ----------              ---------
     Total life premium including Family Service    $ 506,698                $ 477,322              $  29,376      6
                                                    ==========              ==========              =========

          Annualized life premium in force was $1.10 billion at June 30, 1999, rising 6% over $1.04 billion in force a year earlier. Life insurance sales, in terms of annualized premium issued, were $129 million in the 1999 six-month period, increasing 6% over 1998 same-period sales of $122 million. The following table presents Torchmark's life insurance sales and in force data by distribution method.


                                Life Insurance
                     Annualized Premium Sales and In Force
                         (Dollar amounts in thousands)

                                                     Sales                                        In Force
                                     -----------------------------------------    ---------------------------------------------
                                           Six months
                                         Ended June 30,           Increase            At June 30,                Increase
                                     -----------------------    --------------    ---------------------------   ---------------
                                        1999        1998          Amount    %        1999             1998       Amount    %
                                     ---------  ------------    ---------- ---    ----------       ----------   -------- ------
Direct Response                       $ 49,429      $ 48,217     $ 1,212     3    $  274,902       $  252,087   $ 22,815      9
Liberty Exclusive Agency                26,314        22,174       4,140    19       306,595          300,027      6,568      2
AI Exclusive Agency                     25,929        27,405      (1,476)   (5)      222,998          210,681     12,317      6
Military Independent Agency              8,878         8,774         104     1       105,383           93,027     12,356     13
United Investors Agency                  7,949         6,418       1,531    24       100,899           90,966      9,933     11
UA Independent Agency                    5,634         4,528       1,106    24        41,473           41,256        217      1
UA Exclusive Agency                      2,731         2,626         105     4        21,714           21,026        688      3
Other Distribution                       2,246         1,863         383    21        26,611           26,486        125      0
                                     ---------  ------------    --------          ----------       ----------   --------
    Total life                        $129,110      $122,005     $ 7,105     6    $1,100,575       $1,035,556   $ 65,019      6
                                     =========  ============    ========          ==========       ==========   ========

          Torchmark's Direct Response operation is conducted through direct mail, co-op mailings, television and consumer magazine advertising, and direct mail solicitations endorsed by groups, unions and associations. Direct Response sales increased 3% to $49 million in the first half of 1999, compared with $48 million in the same period of 1998. Annualized premium in force for this distribution method rose 9% over the prior-year period to $275 million at June 30, 1999, and premium income grew 13% to $124 million in the 1999 six months. The $14 million growth in Direct Response premium income and the $23 million increase in annualized premium in force were the largest increases of any Torchmark distribution channel, respectively, in terms of dollar amount. In addition to sales and premium growth, the Direct Response operation provides support to other Torchmark marketing agencies by providing sales leads and agent recruiting, which has contributed indirectly to premium growth in those agencies.

     The Liberty National Exclusive Agency distribution system represented the largest component of life premium at 29% or $144 million in the 1999 six-month period. Life insurance sales for this agency grew 19% to $26 million of annualized premium issued in the 1999 period. While the number of Liberty agents, which was 1,826 at June 30, 1999, did not increase from a year earlier, agent productivity rose in 1999 over 1998.

     Torchmark's Military Agency produced the greatest percentage increase in premium income at 14% to $51 million. It also recorded a 13% increase in annualized life premium in force which was $105 million at June 30, 1999. Military Agency sales rose 1% to $8.9 million in the 1999 period. This agency consists of former military officers who sell exclusively to military officers and their families.

     The American Income Agency focuses on members of labor unions, credit unions, and other associations. This agency produced premium income of $107 million in the first half of 1999, an increase of 6%. While life sales were down 5% to $26 million for the six months of 1999 compared with the same period of 1998, life sales of $13.5 million in the 1999 second quarter increased 9% over first quarter 1999 sales. Annualized life premium in force rose 6% to $223 million at June 30, 1999. The decline in sales is reflective of the decline in the number of agents which was 1,160 at June 30, 1999, down 18% from 1,409 a year earlier. Management is implementing changes to this agency structure to focus on recruiting and retaining new agents.

     The United Investors Exclusive Agency had annualized life premium in force of $101 million at June 30, 1999, an increase of 11%. Annualized life premium issued rose 24% to $7.9 million.

     The United American Independent Agency grew life sales by 24% to $5.6 million in the 1999 period. It had $41 million annualized premium in force at the June quarter end. This agency has benefited from the Direct Response operation marketing support.

                                Life Insurance
                              Summary of Results
                         (Dollar amounts in thousands)

                                                         Six months ended June 30,
                                                -------------------------------------------
                                                       1999                    1998                 Increase
                                                ------------------     --------------------    ------------------
                                                              % to                    % to
                                                 Amount       Total      Amount       Total     Amount        %
                                                ---------   ---------  ----------    -------   --------    ------
Premium and policy charges                      $ 506,698      100     $ 474,830       100     $ 31,868       7
Net policy obligations                            217,129       43       201,315        43       15,814       8
Commissions and
  acquisition expense                             156,421       31       148,435        31        7,986       5
                                                ---------              ---------               --------
Insurance underwriting income before
  other income and administrative
  expenses, excluding Family Service              133,148       26       125,080        26        8,068       6

Family Service insurance underwriting
  income before other income and
  administrative expense                                0                  2,187                 (2,187)
                                                ---------              ---------               --------
Insurance underwriting income before
  other income and administrative expense       $ 133,148              $ 127,267               $  5,881
                                                =========              =========               ========

     Life insurance underwriting income before administrative expenses excluding Family Service was $133 million in the first six months of 1999, growing 6% over the same period in 1998. As a percentage of premium, underwriting income was 26% in both periods.

     Health insurance. Health insurance premium income rose 7% from $379 million in the first six months of 1998 to $408 million in the same period of 1999. The table below is an analysis of Torchmark's health premium by distribution method.


                               Health Insurance
                        Premium by Distribution Method
                         (Dollar amounts in thousands)

                                               Six months ended June 30,
                                          ------------------------------------------
                                                 1999                    1998              Increase
                                          ------------------    --------------------   ----------------
                                                      % to                   % to
                                            Amount    Total      Amount       Total     Amount      %
                                          ---------  -------    --------    --------   --------   -----
United American Independent Agency        $ 215,645      53      $212,760       56     $  2,885       1
United American Exclusive Agency             91,892      23        72,158       19       19,734      27
Liberty National Exclusive Agency            70,858      17        66,979       18        3,879       6
American Income Exclusive Agency             23,397       6        23,088        6          309       1
Direct Response                               5,752       1         4,306        1        1,446      34
                                          ---------   -----      --------    ------    --------
     Total Premium                        $ 407,544     100      $379,291      100     $ 28,253       7
                                          =========              ========              ========


   The table below is a presentation of health insurance sales and in force data.



            Health Insurance Annualized Premium Sales and In Force
                         (Dollar amounts in thousands)

                                                       Sales                                         In Force
                                   -------------------------------------------   -----------------------------------------------
                                         Six months
                                       Ended June 30,             Increase               At June 30,                Increase
                                   ---------------------    ------------------   --------------------------    -----------------
                                     1999         1998        Amount        %        1999           1998         Amount      %
                                   --------     --------    -----------   ----   -----------    -----------    ---------   -----
UA Exclusive Agency                $ 47,270     $ 28,419      $ 18,851     66      $ 203,193      $ 156,268     $ 46,925     30
UA Independent Agency                30,951       24,177         6,774     28        440,028        432,592        7,436      2
Liberty Exclusive Agency              5,045        5,931          (886)   (15)       153,624        135,623       18,001     13
AI Exclusive Agency                   3,883        4,799          (916)   (19)        44,438         44,081          357      1
Direct Response                       2,396        2,788          (392)   (14)        12,205          9,046        3,159     35
                                   --------     --------    -----------          -----------    -----------    ---------
   Total Premium                   $ 89,545     $ 66,114      $ 23,431     35      $ 853,488      $ 777,610     $ 75,878     10
                                   ========     ========    ===========          ===========    ===========    =========

     Annualized health insurance premium in force grew 10% to $853 million at June 30, 1999. Sales of health insurance, as measured by annualized premium issued, grew 35% to $90 million in the 1999 six months. Medicare Supplement sales rose 52% in the 1999 period to $71 million, accounting for all of the growth in Torchmark's total health sales. Medicare Supplement products are sold by Torchmark's United American Independent and Exclusive Agencies. Both of these agencies have experienced growth in agency size over the prior year. An additional factor in the increased Medicare Supplement sales was the support obtained from Torchmark's Direct Response operation in providing these agencies with leads and assistance in agent recruiting. Annualized Medicare Supplement premium in force was $600 million at June 30, 1999, rising 11% from a year earlier. Medicare Supplement represented 70% of Torchmark's total health premium in force at the end of the 1999 June quarter.

     Cancer sales, produced primarily by the Liberty National Agency, were $5.3 million in the 1999 six months, increasing 4% from the prior-year period. Cancer annualized premium in force rose 16% to $157 million, primarily as a result of premium rate increases. Other health product sales declined 9% to $13 million in the 1999 period.

     The following table presents underwriting margin data for health insurance.


                               Health Insurance
                              Summary of Results
                         (Dollar amounts in thousands)

                                                     Six months ended June 30,
                                           ---------------------------------------------
                                                  1999                     1998                Increase
                                          ---------------------     --------------------   -----------------
                                                         % of                     % of
                                            Amount       Total        Amount      Total     Amount        %
                                          ----------     ------     ---------     ------   --------    -----
Premium and policy charges                 $ 407,544      100       $ 379,291      100     $ 28,253        7
Net policy obligations                       256,309       63         230,028       60       26,281       11
Commissions and
   acquisition expense                        80,794       20          78,379       21        2,415        3
                                          ----------                ---------              --------
Insurance underwriting income before
   other income and administrative
   expenses                                $  70,441       17        $ 70,884       19     $   (443)      (1)
                                          ==========                =========              ========

     Underwriting margins for health insurance, or underwriting income as a percentage of premium, declined from 19% in the first half of 1998 to 17% in the same period of 1999 as a result of a 3% increase in policy obligation ratios. The increase in obligations was due primarily to an increasing loss ratio on a block of Liberty National's cancer insurance.

Premium rate increases are being sought to offset these cost increases. A major rate increase went into effect in May, 1999, the full benefit of which will not be recognized until later in 1999. Also, requests for additional increases in 1999 and future periods are possible to address the decline in the margins for this block of cancer insurance. In Torchmark's Medicare Supplement business, underwriting income as a percentage of premium is restrained by federally mandated loss ratios and market competition.


     Annuities. The following table presents collection and balance information about Torchmark's annuities.

                                   Annuities
                       Collections and Deposit Balances
                         (Dollar amounts in thousands)

                               Collections                                               Deposit Balances
               --------------------------------------------        ------------------------------------------------
                      Six Months
                    Ended June 30,              Increase                  At June 30,                   Increase
               ------------------------    ----------------        -------------------------     ------------------
                  1999          1998       Amount       %              1999         1998           Amount       %
               ----------    ----------    ---------   ----        -----------   -----------     ---------     ----
Fixed          $   33,500    $   29,276    $   4,224    14         $   657,732   $   618,018     $  39,714       6
Variable          187,581       116,950       70,631    60           2,584,970     2,136,878       448,092      21
               ----------    ----------    ---------               -----------   -----------     ---------
  Total        $  221,081    $  146,226    $  74,855    51         $ 3,242,702   $ 2,754,896     $ 487,806      18
               ==========    ==========    =========               ===========   ===========     =========

     Annuities are sold on both a fixed and a variable basis. Fixed annuity collections were $34 million in the first six months of 1999, compared with $29 million collected in the prior period, an increase of 14%. Fixed annuities on deposit with Torchmark rose 6% to $658 million. Collections of variable annuities were $188 million in the 1999 period, increasing 60% over variable collections of $117 million in the first six months of 1998. The variable annuity balance on deposit rose 21% during the past twelve months. This balance was $2.6 billion at June 30, 1999, $2.3 billion at December 31, 1998, and $2.1 billion a year ago. The low interest environment which has resulted in strong financial markets in recent months has had a positive impact on the variable account balance and has been a major factor in increased variable annuity sales.

         The following table presents underwriting margin data for Torchmark's annuities.


                                   Annuities
                              Summary of Results
                         (Dollar amounts in thousands)

                                                          Six months
                                                        Ended June 30,               Increase
                                                     ---------------------       ---------------
                                                        1999       1998           Amount     %
                                                     ---------   ---------       --------   ----
     Policy charges                                  $ 18,532    $ 15,408        $ 3,124     20
     Net policy obligations                            (2,743)     (3,937)         1,194    (30)
     Commissions and
          acquisition expense                           9,288       8,299            989     12
                                                     ---------   ---------       --------
     Insurance underwriting income before
          other income and administrative
          expenses, excluding Family Service           11,987      11,046            941      9

     Family Service                                         0          98            (98)
                                                     ---------   ---------       --------
     Insurance underwriting income before
          other income and administrative expense    $ 11,987    $ 11,144        $   843
                                                     =========   =========       ========

     Policy charges for annuities for the 1999 first six months were $18.5 million, compared with $15.4 million for the 1998 period, an increase of 20%. Policy charges are assessed against the annuity account balance periodically for insurance risk, sales, administration, and cash surrender. The increase in policy charges resulted primarily from the growth in the variable annuity balance over the prior-year period. Annuity underwriting income excluding Family Service improved 9% from $11.0 million in the 1998 period to $12.0 million in the same period of 1999.

     Investment. The following table summarizes Torchmark's investment income and excess investment income.


                           Excess Investment Income
                            (Dollars in thousands)

                                                                   Six months
                                                                 Ended June 30,               Increase
                                                              ---------------------       ----------------
                                                                 1999        1998          Amount       %
                                                              ---------   ---------       --------     ---
     Net investment income                                    $ 221,934   $ 237,681       $ (15,747)   (7)
     Tax equivalency adjustment                                   5,514       5,304             210     4
          Tax equivalent investment income                      227,448     242,985         (15,537)   (6)
                                                              ---------   ---------
     Required interest on net insurance policy liabilities      (87,323)   (104,547)         17,224   (16)
     Financing costs                                            (32,271)    (40,408)          8,137   (20)
                                                              ---------   ---------       ---------
     Excess investment income                                 $ 107,854   $  98,030       $   9,824    10
                                                              =========   =========       =========

     On a tax equivalent basis, net investment income was $227 million in the first six months of 1999, declining 6% from $243 million during the same 1998 period. The 1998 amount includes $7 million in the first quarter on internal financing with Waddell & Reed related to the March, 1998 initial public offering. Also, 1998 investment income included $22 million attributable to Family Service on a tax-equivalent basis.

     Excess investment income is tax-equivalent net investment income reduced by the interest credited to net insurance policy liabilities and less Torchmark's financing costs. Financing costs include interest on debt and the pretax dividends on Torchmark's MIPS. Excess investment income for the 1999 first six months rose 10% to $108 million from $98 million a year earlier. The increase resulted primarily from the reduction in Torchmark's borrowing cost due to the replacement of $360 million in long-term debt with short-term debt in the second quarter of 1998 and a reduction in total debt. Excess investment income also benefited from the increase in invested assets relative to net policy liabilities.

     During the first six months of 1999, Torchmark continued its program of acquiring primarily investment grade fixed maturity bonds. Purchases totaled $887 million, and had an average yield of 7.22%, equivalent to an effective compounded yield of 7.35%. For the comparable 1998 period, adjusted for the sale of Family Service, purchases totaled $1.00 billion with average and effective compounded yields of 7.06% and 7.19%, respectively. The fixed maturity portfolio average yield was 7.38% during the first six months, compared with 7.42% for the year 1998 and 7.43% for the comparable 1998 period. At June 30, the portfolio had an estimated average life of 11.8 years and an effective duration of 6.0 years.

     With the continued increase in interest rates during the first six months of 1999, the market value of each asset sector was affected. At June 30, 1999, the fixed maturity portfolio had an unrealized loss of $58 million, compared with an unrealized gain of $249 million at year-end 1998. Volatility in the portfolio market value is to be expected as interest rates and maturity of holdings vary. The portfolio overall quality remained high with an average quality rating of A with approximately 5% of holdings rated below investment grade.

     Torchmark intends to sell most of its investment real estate. In the second quarter of 1999, efforts to dispose of these properties revealed that the portfolio's carrying value exceeded its estimated realizable value of $133 million. For this reason, Torchmark wrote down its real estate portfolio to its estimated realizable value, resulting in a pretax loss on investment real estate of $64 million ($41 million after tax).


                              Financial Condition

     Liquidity. Torchmark's liquidity is represented by its positive cash flow, marketable investments, and the availability of a line of credit facility. Torchmark's insurance operations typically generate cash flows in excess of immediate requirements. Torchmark's net cash inflows from operations were $192 million in the first half of 1999, compared with $194 million in the same period of 1998. In addition to cash flows from operations, Torchmark received $242 million in investment maturities or repayments during the first six months of 1999.

     Torchmark's cash and short-term investments were $54 million at the end of June, 1999, compared with $81 million of these assets at December 31, 1998. In addition to these liquid assets, Torchmark's entire portfolio of fixed-income and equity securities, in the approximate amount of $5.6 billion at market value on June 30, 1999, is available for sale should any need arise.

     Torchmark has in place a line of credit facility, which is also designed as a backup credit line for a commercial paper program. This program provides credit up to a maximum amount of $600 million, and permits Torchmark to borrow from either the credit line or issue commercial paper at any time up to the combined facility maximum of $600 million. Terms of the facility permit borrowing up to the maximum amount at variable interest rates. Torchmark is subject to certain covenants regarding capitalization and earnings, with which Torchmark was in full compliance at June 30, 1999. At that date, Torchmark had commercial paper outstanding in the face amount of $399 million and no borrowings on the line of credit. At December 31, 1998, $357 million face amount of commercial paper was outstanding.

     Capital resources. During July, 1999, Torchmark filed with the Securities and Exchange Commission a Form S-3 Registration Statement to register capital securities in an aggregate face account of $300 million. Proceeds from the issuance of these securities could possibly be used to redeem the MIPS, which are callable on or after September 30, 1999 at a redemption price of $25 per share, or $200 million aggregate amount, plus unpaid and accrued dividends. Proceeds could also be used for other business opportunities or corporate purposes.

     Torchmark's total debt outstanding was $770 million at June 30, 1999, compared with $739 million at December 31, 1998 and $812 million at June 30, 1998. Long-term debt was $371 million at June 30, 1999, decreasing from $383 million at December 31, 1998 and from $394 million at June 30, 1998. During the first six months of 1999, Torchmark acquired $4.0 million of its 7 3/8% notes due 2013 in the open market at a cost of $4.1 million and acquired $7.5 million of its 7 7/8% notes due 2023 in the market at a cost of $7.9 million. It also acquired $10.8 million of its 7 7/8% notes late in 1998. Debt as a percentage of total capitalization was 25% at June 30, 1999, counting the MIPS as equity and excluding the effects of fluctuations in security values based on changes in interest rates in the financial markets. The debt to capitalization ratio was 24% at both year-end 1998 and at June 30, 1998. Interest coverage was 8.2 times for the 1999 six months, compared with 8.4 times for the prior-year period. Had the $64 million real estate writeoff been excluded, 1999 interest coverage would have been 10.7 times.

     Torchmark acquired 3.7 million of its shares on the open market during the first half of 1999. These share purchases were made at a cost of $121 million during the six months. Share purchases were primarily funded by the sale of investments but borrowings on the line of credit were also made. Torchmark intends to make additional purchases under its share repurchase program on the open market when prices are attractive.

      Torchmark's shareholders' equity was $2.06 billion at June 30, 1999, compared with $2.26 billion at 1998 year end and $2.49 billion one year ago. Book value per share was $15.46 at June 30, 1999, compared with $16.51 at year-end 1998 and $17.73 a year earlier. After adjusting shareholders' equity to remove the effects of interest-rate fluctuations on the security portfolio on an after-tax basis, shareholders' equity was $2.09 billion at June 30, 1999, compared with $2.11 billion at 1998 year end and $2.35 billion a year ago. On a per share basis, adjusted book value was $15.71 at the end of June, 1999, compared with $15.43 at year-end 1998 and $16.77 at June 30, 1998. The decline in adjusted equity from a year earlier was impacted by the spin-off of Waddell & Reed, which accounted for a net reduction in equity of $174 million.

     The annualized return on common equity, or net operating income from continuing operations as a percentage of average equity excluding the effects of securities at market value, was 16.2% for the 1999 six months. Return on equity for the same 1998 period was

14.8%. This increase was primarily a result of the share purchases.

     Year 2000 Compliance. As of August 1, 1999, Torchmark remained on schedule to complete its corporate-wide Year 2000 compliance requirements. Business-critical testing has been completed. All non-critical computer software testing is scheduled to be completed during the third quarter of 1999. In addition, Torchmark is in the process of completing all of the verification and interface testing of its business-critical Year 2000 third-party interrelationships. Torchmark has also completed addressing its non-information technology Year 2000 concerns, which included correcting and replacing various systems. It is also finalizing its Year 2000 testing of its vendor supported computer software.

       Torchmark has continued to use its own employees to meet its Year 2000 project completion requirements. Through the end of second quarter 1999, Torchmark had spent approximately $5.8 million on its Year 2000 project, including Torchmark's internal computer hardware and software processing costs, internally-provided programming costs, the use of outside computer software contractors, the cost of testing its application software modifications, and all computer hardware and software replacement costs. These project costs have been expensed as they have been incurred. Total cost of the project is expected to be approximately $6 million at the time it is completed.

       Torchmark has established viable Year 2000 contingency plans for all business-critical areas. Management has developed and documented Year 2000 contingency procedures throughout the corporation for its business-critical computer systems. Contingency procedures relating to critical third-party organizations have also been completed. The contingency plans include possible manual operations, the use of outside staff, the redeployment of internal staff, and the implementation of alternative information processing procedures.

commercial paper was outstanding.

         Capital resources. During July, 1999, Torchmark filed with the Securities and Exchange Commission a Form S-3 Registration Statement to register capital securities in an aggregate face account of $300 million. Proceeds from the issuance of these securities could possibly be used to redeem the MIPS, which are callable on or after September 30, 1999 at a redemption price of $25 per share, or $200 million aggregate amount, plus unpaid and accrued dividends. Proceeds could also be used for other business opportunities or corporate purposes.

         Torchmark's total debt outstanding was $770 million at June 30, 1999, compared with $739 million at December 31, 1998 and $812 million at June 30, 1998. Long-term debt was $371 million at June 30, 1999, decreasing from $383 million at December 31, 1998 and from $394 million at June 30, 1998. During the first six months of 1999, Torchmark acquired $4.0 million of its 7 3/8% notes due 2013 in the open market at a cost of $4.1 million and acquired $7.5 million of its 7 7/8% notes due 2023 in the market at a cost of $7.9 million. It also acquired $10.8 million of its 7 7/8% notes late in 1998. Debt as a percentage of total capitalization was 25% at June 30, 1999, counting the MIPS as equity and excluding the effects of fluctuations in security values based on changes in interest rates in the financial markets. The debt to capitalization ratio was 24% at both year-end 1998 and at June 30, 1998. Interest coverage was 8.2 times for the 1999 six months, compared with 8.4 times for the prior-year period. Had the $64 million real estate writeoff been excluded, 1999 interest coverage would have been 10.7 times.

         Torchmark acquired 3.7 million of its shares on the open market during the first half of 1999. These share purchases were made at a cost of $121 million during the six months. Share purchases were primarily funded by the sale of investments but borrowings on the line of credit were also made. Torchmark intends to make additional purchases under its share repurchase program on the open market when prices are attractive.

         Torchmark's shareholders' equity was $2.06 billion at June 30, 1999, compared with $2.26 billion at 1998 year end and $2.49 billion one year ago. Book value per share was $15.46 at June 30, 1999, compared with $16.51 at year-end 1998 and $17.73 a year earlier. After adjusting shareholders' equity to remove the effects of interest-rate fluctuations on the security portfolio on an after-tax basis, shareholders' equity was $2.09 billion at June 30, 1999, compared with $2.11 billion at 1998 year end and $2.35 billion a year ago. On a per share basis, adjusted book value was $15.71 at the end of June, 1999, compared with $15.43 at year-end 1998 and $16.77 at June 30, 1998. The decline in adjusted equity from a year earlier was impacted by the spin-off of Waddell & Reed, which accounted for a net reduction in equity of $174 million.

         The annualized return on common equity, or net operating income from continuing operations as a percentage of average equity excluding the effects of securities at market value, was 16.2% for the 1999 six months. Return on equity for the same 1998 period was

14.8%. This increase was primarily a result of the share purchases.

         Year 2000 Compliance. As of August 1, 1999, Torchmark remained on schedule to complete its corporate-wide Year 2000 compliance requirements. Business-critical testing has been completed. All non-critical computer software testing is scheduled to be completed during the third quarter of 1999. In addition, Torchmark is in the process of completing all of the verification and interface testing of its business-critical Year 2000 third-party interrelationships. Torchmark has also completed addressing its non-information technology Year 2000 concerns, which included correcting and replacing various systems. It is also finalizing its Year 2000 testing of its vendor supported computer software.

         Torchmark has continued to use its own employees to meet its Year 2000 project completion requirements. Through the end of second quarter 1999, Torchmark had spent approximately $5.8 million on its Year 2000 project, including Torchmark's internal computer hardware and software processing costs, internally-provided programming costs, the use of outside computer software contractors, the cost of testing its application software modifications, and all computer hardware and software replacement costs. These project costs have been expensed as they have been incurred. Total cost of the project is expected to be approximately $6 million at the time it is completed.

         Torchmark has established viable Year 2000 contingency plans for all business-critical areas. Management has developed and documented Year 2000 contingency procedures throughout the corporation for its business-critical computer systems. Contingency procedures relating to critical third-party organizations have also been completed. The contingency plans include possible manual operations, the use of outside staff, the redeployment of internal staff, and the implementation of alternative information processing procedures.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a defendant. As a practical matter, a jury's discretion regarding the amount of a punitive damage award is not limited by any clear, objective criteria under Alabama law. Accordingly, the likelihood or extent of a punitive damage award in any given case is virtually impossible to predict. As of June 30, 1999, Liberty was a party to approximately 125 active lawsuits (including 15 employment related cases and excluding interpleaders and stayed cases), more than 104 of which were Alabama proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

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

         As previously reported, Liberty has been subject to 76 individual cancer policy lawsuits pending in Alabama and Mississippi, which were stayed or otherwise held in abeyance pending final resolution of Robertson v. Liberty
                                                       --------------------
National Life Insurance Company (Case No. CV-92-021). Liberty filed motions to
-------------------------------
dismiss these lawsuits based upon the U.S. Supreme Court opinion issued in Robertson in March 1997. Only one of these individual cancer policy lawsuits
---------
remains, the other such suits having been dismissed.

         Torchmark has previously reported the case of Lawson v. Liberty
                                                       -----------------
National Life Insurance Company (Case No. CV-96-01119), filed in Jefferson
-------------------------------
County, Alabama, where the plaintiffs sought to represent a class of interest-sensitive life insurance policyholders. In February, 1999, the Circuit Court dismissed all class allegations. On July 22, 1999, all remaining individual claims in Lawson were settled.
                     ------

Item 4.   Submission of Matters to a Vote of Security Holders


          (a)  Annual Meeting of Shareholders - April 29, 1999

          (b)  Election of Directors
               Nominees: Mark S. McAndrew, George J. Records and R.K. Richey

               Other directors whose terms of office continue after the meeting:

          (c)  Election of Directors:

                         Nominee              For            Withheld
                   -----------------      -----------        ---------
                   Mark S. McAndrew       111,612,952        1,044,874
                   George J. Records      111,606,473        1,051,353
                   R.K. Richey            111,508,699        1,149,127

               Ratification of Appointment of Deloitte & Touche LLP as independent auditors:

                       For                Against            Abstain
                       ---                -------            -------
                   112,188,504            134,144            335,178