Form 10-Q
period 1999-09-30
TORCHMARK CORP
filed 1999-11-12
CIK 320335

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1999             Commission File Number 1-8052


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

                                         Yes   X    No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the last practicable date.

        CLASS                                  OUTSTANDING AT October 31, 1999
     Common Stock,                                        131,536,597
    $1.00 Par Value

                          Index of Exhibits (Page 29)
                    Total number of pages included are 30.

                             TORCHMARK CORPORATION
                                     INDEX

                                                                            Page
                                                                            ----
Part I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                         Consolidated Balance Sheet                            1
                         Consolidated Statement of Operations                  2
                         Consolidated Statement of Comprehensive Income        4
                         Consolidated Statement of Cash Flow                   5
                         Notes to Consolidated Financial Statements            6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                        9

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                         26
          Item 6.   Exhibits and Reports on Form 8-K                          29

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                             TORCHMARK CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Amounts in thousands)

                                                                    September 30,       December 31,
Assets:                                                                 1999                1998
                                                                  ----------------    ---------------
Investments:
      Fixed maturities, available for sale, at fair value
          (amortized cost:  1999 - $5,674,414;
          1998 - $5,519,772)                                      $      5,521,046    $     5,768,447
      Equity securities, at fair value
          (cost:  1999 - $37,166; 1998 - $2,256)                            32,441              9,843
      Mortgage loans, at cost (estimated fair value:
          1999 - $94,105; 1998 - $124,191)                                  93,987            124,072
      Investment real estate, at depreciated cost                          108,470            164,644
      Policy loans                                                         240,725            233,765
      Other long-term investments (at fair value)                           45,441             35,976
      Short-term investments                                                73,213             75,844
                                                                  ----------------    ---------------
          Total investments                                              6,115,323          6,412,591

Cash                                                                         9,073              4,920
Investment in unconsolidated subsidiaries                                        0             31,510
Accrued investment income                                                  102,012             99,279
Other receivables                                                          140,250            130,279
Deferred acquisition costs                                               1,680,275          1,502,511
Value of insurance purchased                                               157,211            170,640
Property and equipment                                                      39,843             39,080
Goodwill                                                                   405,602            414,658
Other assets                                                                28,364             18,298
Separate account assets                                                  2,704,602          2,425,262
                                                                  ----------------    ---------------
          Total assets                                            $     11,382,555    $    11,249,028
                                                                  ================    ===============

Liabilities and Shareholders' Equity:

Liabilities:

Future policy benefits                                            $      4,797,227    $     4,595,567
Unearned and advance premiums                                               89,122             85,923
Policy claims and other benefits payable                                   208,013            194,965
Other policyholders' funds                                                  81,709             81,568
                                                                  ----------------    ---------------
      Total policy liabilities                                           5,176,071          4,958,023

Accrued income taxes                                                       341,256            511,311
Short-term debt                                                            402,475            355,392
Long-term debt (estimated fair value:
      1999 - $385,402 ; 1998 - $430,431)                                   371,524            383,422
Other liabilities                                                          182,965            162,831
Separate account liabilities                                             2,704,602          2,425,262
                                                                  ----------------    ---------------
          Total liabilities                                              9,178,893          8,796,241

Monthly income preferred securities (estimated
      fair value: 1999 - $199,040 ; 1998 - $205,040)                       193,307            193,259

Shareholders' equity:

Preferred stock                                                                  0                  0
Common stock                                                               147,801            147,801
Additional paid-in capital                                                 612,495            610,925
Accumulated other comprehensive income (loss)                             (101,357)           144,501
Retained earnings                                                        1,875,824          1,707,933
Treasury stock, at cost                                                   (524,408)          (351,632)
                                                                  ----------------    ---------------
          Total shareholders' equity                                     2,010,355          2,259,528
                                                                  ----------------    ---------------

          Total liabilities and shareholders' equity              $     11,382,555    $    11,249,028
                                                                  ================    ===============

         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
              (Unaudited and in thousands except per share data)

                                                               Three Months Ended              Nine Months Ended
                                                                  September 30,                  September 30,
                                                          ----------------------------    --------------------------
                                                             1999             1998           1999           1998
                                                          -----------      -----------    -----------    -----------
Revenue:
  Life premium                                            $   254,921      $   241,212    $   761,619    $   718,534
  Health premium                                              206,568          188,166        614,112        567,457
  Other premium                                                10,361            8,586         28,893         24,354
                                                          -----------      -----------    -----------    -----------

     Total premium                                            471,850          437,964      1,404,624      1,310,345

  Net investment income                                       111,758          112,165        333,692        349,846
  Realized investment losses                                  (18,128)         (39,750)      (104,047)       (44,777)
  Other income                                                    299              892          6,248          1,937
                                                          -----------      -----------    -----------    -----------

     Total revenue                                            565,779          511,271      1,640,517      1,617,351

Benefits and expenses:
  Life policyholder benefits                                  166,424          156,503        496,076        470,119
  Health policyholder benefits                                134,383          119,753        399,590        360,114
  Other policyholder benefits                                   8,306            8,961         25,611         33,834
                                                          -----------      -----------    -----------    -----------

     Total policyholder benefits                              309,113          285,217        921,277        864,067

  Amortization of deferred acquisition costs                   62,921           57,248        184,573        172,337
  Commissions and premium taxes                                34,633           36,439        104,382        107,904
  Other operating expense                                      29,079           29,314         86,676         89,488
  Amortization of goodwill                                      3,018            3,018          9,055          9,055
  Interest expense                                             13,327           12,981         38,653         45,791
                                                          -----------      -----------    -----------    -----------

     Total benefits and expenses                              452,091          424,217      1,344,616      1,288,642

Income before income taxes, equity in earnings
   of unconsolidated affiliates, discontinued operations,
   and extraordinary item                                     113,688           87,054        295,901        328,709

Income taxes                                                  (38,019)         (27,532)       (99,064)      (117,238)
Equity in earnings (losses) of Vesta                                0           (3,875)             0            383
Adjustment to carrying value of Vesta                               0                0              0        (20,234)
Monthly income preferred securities dividend                   (2,357)          (2,494)        (6,871)        (7,433)
                                                          -----------      -----------    -----------    -----------
  Net income from continuing operations, before
      extraordinary item and cumulative effect of change
      in accounting principle                                  73,312           53,153        189,966        184,187
Discontinued operations of Waddell & Reed:
  Income from operations (less applicable income tax of
    $0, $13,356, $571, and $38,902, respectively;
    and net of minority interest of $0, $8,043, $0,
    and $18,612, respectively)                                      0           13,924         (1,060)        43,912
  Loss on disposal (including income tax of $48,391)                0          (52,531)             0        (52,531)
                                                          -----------      -----------    -----------    -----------
    Net income before extraordinary items and cumulative
        effect of change in accounting principle               73,312           14,546        188,906        175,568
Loss on redemption of debt (net of income tax
   benefit of $2,672)                                               0                0              0         (4,962)
                                                          -----------      -----------    -----------    -----------
Net income before cumulative effect of change in
      accounting principle                                     73,312           14,546        188,906        170,606
Cumulative effect of change in accounting principle
      (less applicable tax of $8,661)                              0                 0         16,086              0
                                                          -----------      -----------    -----------    -----------
    Net Income                                            $    73,312      $    14,546    $   204,992    $   170,606
                                                          ===========      ===========    ===========    ===========

                                  (Continued)

                             TORCHMARK CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
              (Unaudited and in thousands except per share data)
                                  (Continued)

                                                               Three Months Ended               Nine Months Ended
                                                                  September 30,                    September 30,
                                                            --------------------------       --------------------------
                                                               1999           1998              1999           1998
                                                            -----------    -----------       -----------    -----------
Basic earnings per share:
Net income from continuing operations                       $      0.55    $      0.38       $      1.42    $      1.31
Discontinued operations of Waddell & Reed:
  Income from operations (net of tax)                              0.00           0.10             (0.01)          0.31
  Loss on disposal (net of tax)                                    0.00          (0.38)             0.00          (0.37)
                                                            -----------    -----------       -----------    -----------
Net income before extraordinary item and cumulative
  effect of change in accounting principle                         0.55           0.10              1.41           1.25
  Loss on redemption of debt (less applicable tax benefit)         0.00           0.00              0.00          (0.03)
                                                            -----------    -----------       -----------    -----------
Net income before cumulative effect of change in
  accounting principle                                             0.55           0.10              1.41           1.22
Cumulative effect of change in accounting principle
  (less applicable tax)                                            0.00           0.00              0.12           0.00
                                                            -----------    -----------       -----------    -----------

Net income                                                  $      0.55    $      0.10       $      1.53    $      1.22
                                                            ===========    ===========       ===========    ===========

Diluted earnings per share:
Net income from continuing operations                       $      0.55    $      0.37       $      1.41    $      1.30
Discontinued operations of Waddell & Reed:
  Income from operations (net of tax)                              0.00           0.10             (0.01)          0.31
  Loss on disposal (net of tax)                                    0.00          (0.37)             0.00          (0.37)
                                                            -----------    -----------       -----------    -----------
Net income before extraordinary item and cumulative
  effect of change in accounting principle                         0.55           0.10              1.40           1.24
  Loss on redemption of debt (less applicable tax benefit)         0.00           0.00              0.00          (0.04)
                                                            -----------    -----------       -----------    -----------
Net income before cumulative effect of change in
  accounting principle                                             0.55           0.10              1.40           1.20
Cumulative effect of change in accounting principle                0.00           0.00              0.12           0.00
                                                            -----------    -----------       -----------    -----------
Net income                                                  $      0.55    $      0.10       $      1.52    $      1.20
                                                            ===========    ===========       ===========    ===========

         See accompanying Notes to Consolidated Financial Statements

                              TORCHMARK CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                          (Unaudited and in thousands)

                                                                    Three Months Ended              Nine Months Ended
                                                                      September 30,                   September 30,
                                                               ---------------------------     ---------------------------
                                                                   1999           1998            1999           1998
                                                               ------------   ------------     ------------   ------------
Net income                                                     $     73,312   $     14,546     $    204,992   $    170,606

Other comprehensive income:
   Unrealized gains (losses) on securities:
     Unrealized holding gains arising during period                (112,175)        81,759         (440,138)       111,568
     Less: reclassification adjustment for (gains) losses
           on securities included in net income                      15,392         (1,460)          25,783           (553)
     Less: reclassification adjustment for amortization of
           discount and premium                                        (697)          (573)            (979)        (2,507)
     Less: foreign exchange adjustment on securities
           marked to market                                             121            692             (810)         1,595

                                                               ------------   ------------     ------------   ------------
       Unrealized gains (losses) on securities                      (97,359)        80,418         (416,144)       110,103

   Unrealized gains (losses) on other investments                        23         (1,103)               8        (11,006)
   Unrealized gains (losses) on deferred acquisition costs            9,601         (6,569)          36,773         (8,210)
   Foreign exchange translation adjustments                             (18)        (1,167)           1,321         (2,027)
                                                               ------------   ------------     ------------   ------------

       Other comprehensive income, before tax                       (87,753)        71,579         (378,042)        88,860

   Income tax effect                                                 30,717        (25,126)         132,184        (31,145)
                                                               ------------   ------------     ------------   ------------

Other comprehensive income                                          (57,036)        46,453         (245,858)        57,715

                                                               ------------   ------------     ------------   ------------
Comprehensive income (loss)                                    $     16,276   $     60,999         ($40,866)  $    228,321
                                                               ============   ============     ============   ============

         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOW
                            (Amounts in thousands)

                                                                          Nine Months Ended
                                                                              September 30
                                                                   --------------------------------
                                                                       1999                 1998
                                                                   ------------         -----------
Cash provided from operations                                       $   294,861         $   279,085


Cash provided from (used for) investment activities:
  Investments sold or matured:
    Fixed maturities available for sale - sold                        1,139,457             509,138
    Fixed maturities available for sale - matured, called, and          196,151             361,977
     repaid
    Other long-term investments                                         224,733              56,049
                                                                   ------------         -----------

      Total investments sold or matured                               1,560,341             927,164

  Investments acquired:
    Fixed maturities                                                 (1,684,286)         (1,541,007)
    Other long-term investments                                         (45,289)            (72,847)
                                                                   ------------         -----------

      Total investments acquired                                     (1,729,575)         (1,613,854)

  Net decrease (increase) in short-term investments                       2,622             (37,434)
  Dividends from Waddell & Reed                                               0              11,210
  Repayment of note to Waddell & Reed                                         0              (1,390)
  Disposition of properties                                               6,621               1,129
  Additions to properties                                                (6,221)             (3,892)
                                                                   ------------         -----------

Cash used for investment activities                                    (166,212)           (717,067)


Cash provided from (used for) financing activities:
  Issuance of common stock                                                1,443               3,564
  Proceeds from Waddell & Reed public offering                                0             516,014
  Offering proceeds retained by Waddell & Reed                                0             (35,251)
  Proceeds from sale of Family Service                                        0             140,388
  Additions to debt                                                      47,233             209,079
  Repayments of debt                                                    (12,132)           (380,291)
  Acquisition of treasury stock                                        (175,451)                  0
  Cash dividends paid to shareholders                                   (36,347)            (63,744)
  Net receipts from deposit product operations                           50,758              39,724
                                                                   ------------         -----------

Cash provided from (used for) financing activities                     (124,496)            429,483


Net increase (decrease) in cash                                           4,153              (8,499)
Cash at beginning of year                                                 4,920              11,085
                                                                   ------------         -----------

Cash at end of period                                               $     9,073         $     2,586
                                                                   ============         ===========

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note A - Accounting Policies

     The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at September 30, 1999, and the consolidated results of operations for the periods ended September 30, 1999 and 1998.

Note B - Business Segments

     Torchmark's segments are based on the insurance product lines it markets and administers: life insurance, health insurance, and annuities. There is also an investment segment, which manages the investment portfolio, debt, and cash flow for the insurance segments and the corporate function. The measure of profitability for insurance segments is underwriting income before other income and administrative expenses. It represents the gross profit margin on insurance products before administrative expenses and is calculated by deducting net policy obligations, acquisition expenses, and commissions from premium revenue. The measure of profitability for the investment segment is excess investment income, which represents the income earned on the investment portfolio in excess of net policy requirements and financing costs associated with debt and Torchmark's Monthly Income Preferred Securities ("MIPS"). The tables below set forth revenue (excluding realized investment losses) and measures of profitability by segment as well as reconciliations from the total measures of profitability to pretax operating income for the nine-month periods ended September 30, 1999 and September 30, 1998, respectively.


                         Selected Segment Information
                            (Amounts in thousands)

                                                               Nine months ended September 30, 1999
                                      --------------------------------------------------------------------------------------------
                                         Life         Health      Annuity    Investment     Other      Adjustments    Consolidated
                                      ---------     --------     --------   -----------   --------     -----------    ------------
Revenue:
    Premium                           $ 761,619     $614,112     $ 28,893                                               $1,404,624
    Net investment income                                                     $ 342,381                $   (8,689)         333,692
    Other income                                                                            $2,625         (1,480)           1,145
    Intersegment revenue -
      required interest on net
      policy obligations                102,196        3,860       25,658      (131,714)                                         0
                                      ---------     --------     --------   -----------   --------     ----------     ------------
        Total revenue*                $ 863,815     $617,972     $ 54,551     $ 210,667     $2,625     $  (10,169)      $1,739,461
                                      =========     ========     ========   ===========   ========     ==========     ============

Measures of profitability:
    Underwriting income
      before other income and
      administrative expense          $ 198,743     $106,648     $ 19,235                                               $  324,626
    Excess investment income                                                  $ 161,443                                    161,443
        Total measures of             ---------     --------     --------   -----------   ---------    ----------     ------------
           profitability              $ 198,743     $106,648     $ 19,235     $ 161,443      $    0     $       0       $  486,069
                                      =========     ========     ========   ===========   =========    ==========     ============

* Excludes realized investment gains (losses)

                         Selected Segment Information
                            (Amounts in thousands)

                                                           Nine months ended September 30, 1998
                                  --------------------------------------------------------------------------------------------
                                     Life         Health      Annuity    Investment     Other     Adjustments    Consolidated
                                  ------------   ----------  ---------- ------------   --------  ------------   --------------
Revenue:
   Premium                            $718,534    $ 567,457     $24,354                                            $ 1,310,345
   Net investment income                                                    $358,217                $  (8,371)         349,846
   Other income                                                                         $ 3,581        (1,644)           1,937
   Intersegment revenue -
     required interest on net
     policy obligations                105,500        6,899      36,333     (148,732)                                        0
                                  ------------   ----------  ---------- ------------   --------  ------------   --------------
       Total revenue*                 $824,034    $ 574,356     $60,687     $209,485    $ 3,581     $ (10,015)     $ 1,662,128
                                  ============   ==========  ========== ============   ========  ============   ==============

Measures of profitability:
   Underwriting income
     before other income and
     administrative expense           $189,803    $ 104,691     $16,909                                            $   311,403
   Excess investment income                                                 $152,259                                   152,259
       Total measures of
                                  ------------   ----------  ---------- ------------   --------  ------------   --------------
          profitability               $189,803    $ 104,691     $16,909     $152,259      $   0        $    0      $   463,662
                                  ============   ==========  ========== ============   ========  ============   ==============

*Excludes realized investment losses and the gain from the sale of equipment



     Reconciliation of Measures of Profitablity to Pretax Operating Income
                            (Amounts in thousands)

                                                                   For the nine months ended
                                                                         September 30,
                                                                   ---------------------------
                                                                       1999               1998
                                                                   --------          ---------
               Total measures of profitablity                      $486,069          $ 463,662
               Administrative expense                               (78,921)           (78,145)
               Parent expense                                        (7,755)            (9,621)
               Tax equivalent adjustment                             (8,689)            (8,371)
               Other income                                           2,625              3,581
               Goodwill amortization                                 (9,055)            (9,055)
               Realized losses                                     (104,047)           (44,777)
               Gain on sale of equipment                              5,103                  0
               Add back pretax cost of MIPS                          10,571             11,435
                                                                   --------          ---------
                    Operating income before taxes                  $295,901          $ 328,709
                                                                   ========          =========

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

     The following items were excluded from net income in order to compute net operating income from continuing operations:

     1) Realized investment losses and the related adjustment to deferred acquisition costs, net of tax;
     2) The net income or loss from the discontinued operations of Waddell
        & Reed;
     3) Torchmark's pro rata share of the income or losses related to Vesta;
     4) The loss on redemption of debt, net of tax;
     5) The one-time gain from the sale of equipment, net of tax; and
     6) The effect of a change in accounting principle, which modified the accounting for an interest rate swap instrument.

The following table presents earnings and earnings per share data for Torchmark.


                        Earnings and Earnings Per Share
           (Dollar amounts in thousands, except for per share data)

                                                           For the nine months ended
                                                                September 30,                 %
                                                       -------------------------------
                                                           1999              1998           Change
                                                       -----------      --------------     --------
Net operating income from continuing operations:
        Amount                                            $254,280            $239,655         6.1
        Per Share:
             Basic                                            1.90                1.71        11.1
             Diluted                                          1.89                1.69        11.8


Net income:
        Amount                                            $204,992            $170,606        20.2
        Per Share:
             Basic                                            1.53                1.22        25.4
             Diluted                                          1.52                1.20        26.7

     Operating revenues exclude realized investment gains and losses. They also exclude the one-time gain of $5.1 million from the sale of corporate equipment. Operating revenues rose 5% to $1.7 billion in the first nine months of 1999. Total premium increased 7% to $1.4 billion and net investment income declined 5% to $334 million in the 1999 period. Torchmark's operating expense declined 3% to $87 million in 1999 in spite of the revenue growth. As a result, operating expense as a percentage of operating revenues for the first nine months decreased from 5.4% in 1998 to 5.0% in 1999.

     The following table is a summary of Torchmark's net operating income from continuing operations by component. Insurance underwriting income is premium income less net policy obligations, commissions, acquisition expenses, and insurance administrative expenses. Excess investment income is tax equivalent net investment income reduced by the interest credited to net policy liabilities, and the financing cost of Torchmark's debt and Monthly Income Preferred Securities ("MIPS").

          Summary of Net Operating Income from Continuing Operations
                         (Dollar amounts in thousands)

                                                                          Nine months
                                                                      Ended September 30,             Increase
                                                                 ----------------------------     ----------------
                                                                     1999             1998          Amount      %
                                                                 ------------    ------------     ----------  ----
Insurance underwriting income before
     other income and administrative expense:
        Life                                                        $ 198,743       $ 187,616      $11,127       6
        Health                                                        106,648         104,691        1,957       2
        Annuity                                                        19,235          16,811        2,424      14
                                                                 ------------    ------------     --------
             Total                                                    324,626         309,118       15,508       5

Other income                                                            2,625           3,581         (956)    (27)
Administrative expense                                                (78,921)        (77,253)      (1,668)      2
                                                                 ------------    ------------     --------

Insurance underwriting income excluding
     Family Service                                                   248,330         235,446       12,884       5
Insurance underwriting income - Family Service                              0           1,393       (1,393)

Excess investment income                                              161,443         152,259        9,184       6
Corporate expense                                                      (7,755)         (9,621)       1,866     (19)
Goodwill amortization                                                  (9,055)         (9,055)           0       0
Tax equivalency adjustment                                             (8,689)         (8,371)        (318)      4
                                                                 ------------    ------------     --------
     Pretax insurance net operating income                            384,274         362,051       22,223       6

Income tax                                                           (129,994)       (122,396)      (7,598)      6
                                                                 ------------    ------------     --------

Net operating income from continuing operations                     $ 254,280       $ 239,655      $14,625       6
                                                                 ============    ============     ========

Net operating income from continuing operations
     per diluted share                                              $    1.89       $    1.69                   12
                                                                 ============    ============                 ====

A discussion of Torchmark's operations by segment follows.

     Life insurance. Torchmark's life insurance premium income rose 6% to $762 million in the first nine months of 1999. The following table presents Torchmark's life insurance premium and policy charges by distribution method.


                                Life Insurance
                        Premium by Distribution Method
                         (Dollar amounts in thousands)

                                                                   Nine months ended September 30,
                                                            --------------------------------------------
                                                                     1999                    1998               Increase
                                                            -------------------      -------------------     ---------------
                                                                          % of                     % of
                                                             Amount       Total       Amount       Total     Amount       %
                                                            ---------   -------      ---------    ------     -------   -----
Liberty National Exclusive Agency                           $ 216,267       29       $ 212,095       30      $ 4,172       2
Direct Response                                               184,792       24         165,591       23       19,201      12
American Income Exclusive Agency                              161,873       21         152,476       21        9,397       6
Military Independent Agency                                    77,347       10          67,980       10        9,367      14
United Investors Agency                                        62,690        8          60,226        8        2,464       4
United American Independent Agency                             27,959        4          27,841        4          118       0
United American Exclusive Agency                               14,532        2          14,112        2          420       3
Other                                                          16,159        2          15,721        2          438       3
                                                            ---------   ------       ---------    -----      -------
     Total life premium excluding Family Service              761,619      100         716,042      100       45,577       6
                                                                        ======                    =====                =====

Family Service                                                      0                    2,492               (2,492)
                                                            ---------                ---------               -------
     Total life premium including Family Service            $ 761,619                $ 718,534               $43,085
                                                            =========                =========               =======

     Annualized life premium in force was $1.11 billion at September 30, 1999, rising 6% over $1.05 billion in force a year earlier. Life insurance sales, in terms of annualized premium issued, were $191 million in the 1999 nine-month period, increasing 5% over 1998 same-period sales of $183 million. The following table presents Torchmark's life insurance sales and in force data by distribution method.


                                Life Insurance
                     Annualized Premium Sales and In Force
                         (Dollar amounts in thousands)

                                                      Sales                                              In Force
                                      ----------------------------------------           -------------------------------------------
                                             Nine months
                                         Ended September 30,        Increase                  At September 30,          Increase
                                      ------------------------   -------------           -----------------------     ---------------
                                          1999          1998       Amount    %               1999         1998        Amount     %
                                      ----------      --------   --------  ---           ----------   ----------     -------   -----
Direct Response                         $ 72,147      $ 70,384   $  1,763    3           $  279,045   $  254,759     $24,286    10
Liberty National
    Exclusive Agency                      38,395        33,052      5,343   16              306,086      297,718       8,368     3
AI Exclusive Agency                       39,815        41,546     (1,731)  (4)             227,109      214,312      12,797     6
Military Independent Agency               12,921        12,898         23    0              108,311       96,087      12,224    13
United Investors Agency                   11,750        10,929        821    8              102,595       96,212       6,383     7
UA Independent Agency                      8,916         6,669      2,247   34               41,979       40,947       1,032     3
UA Exclusive Agency                        4,136         4,088         48    1               21,891       21,487         404     2
Other Distribution                         3,378         3,243        135    4               26,443       26,843       (400)    (1)
                                      ----------      --------   --------                ----------   ----------     -------

    Total life                          $191,458      $182,809   $  8,649    5           $1,113,459   $1,048,365     $65,094     6
                                      ==========      ========   ========  ===           ==========   ==========     =======   ===

     Torchmark's Direct Response operation is conducted through direct mail, co-op mailings, television and consumer magazine advertising, and direct mail solicitations endorsed by groups, unions and associations. Direct Response sales increased 3% to $72 million in the first nine months of 1999, compared with $70 million in the same period of 1998. Annualized premium in force for this distribution method rose 10% over the prior year to $279 million at September 30, 1999, and premium income grew 12% to $185 million in the 1999 nine-month period. The $19 million growth in Direct Response premium income and the $24 million increase in annualized life premium in force were the largest increases of any Torchmark distribution channel in terms of dollar amount. In addition to sales and premium growth, the Direct Response operation provides support to other Torchmark marketing agencies by providing sales leads and assisting in agent recruiting, which has contributed indirectly to premium growth in those agencies.

     The Direct Response operation has entered into an agreement with Reader's Digest Association to offer certain Torchmark insurance products to their subscribers. It is expected that this arrangement will further increase Direct Response sales, beginning in the fourth quarter of 1999.

     The Liberty National Exclusive Agency distribution system represented the largest component of life premium at 29% or $216 million in the 1999 nine-month period. Life insurance sales for this agency grew 16% to $38 million of annualized premium issued in the 1999 period. The $5.3 million in life insurance sales growth by Liberty's Agency was Torchmark's largest in dollar amount. The number of Liberty agents rose 6% over the prior year to 1,885 at September 30, 1999. In addition, agent productivity has increased in 1999.

     Torchmark's Military Agency produced the greatest percentage increase in premium income at 14% to $77 million. This agency also had a 13% increase in annualized life premium in force which was $108 million at September 30, 1999. Contributing to these increases is the very high level of persistency in this business. Military Agency sales were flat when compared with the 1999 period at $12.9 million. This agency consists of former military officers who sell exclusively to military officers and their families.

     The American Income Agency focuses on members of labor unions, credit unions, and other associations. This agency produced premium income of $162 million in the first nine months of 1999, an increase of 6%. While life sales were down 4% to $40 million for the nine months of 1999 compared with the same period of 1998, life sales have trended up each quarter of 1999 over the prior quarter. Annualized life premium in force rose 6% to $227 million at September 30, 1999. The sales decline in the 1999 nine months is reflective of the decline in the number of agents during the past few quarters. Management is in the process of implementing changes to this agency structure to focus on recruiting and retaining new agents. As a result, the decline in agents was reversed in the third quarter of 1999. The number of agents was 1,218 at September 30, 1999, increasing 5% over the prior quarter end.

     The United Investors Exclusive Agency had annualized life premium in force of $103 million at September 30, 1999, an increase of 7%. Annualized life premium issued rose 8% to $12 million.

     The United American Independent Agency grew life sales by 34% to $9 million in the 1999 period. It had $42 million annualized premium in force at the September quarter end. This agency has benefited from the Direct Response operation marketing support.

                                Life Insurance
                              Summary of Results
                         (Dollar amounts in thousands)

                                                              Nine months ended September 30,
                                                        ------------------------------------------
                                                               1999                    1998               Increase
                                                        -------------------     ------------------    -----------------
                                                                      % to                   % to
                                                          Amount     Total        Amount    Total       Amount      %
                                                        ----------  -------     ---------  -------    ---------  ------
Premium and policy charges                              $  761,619      100     $ 716,042      100    $  45,577       6
Net policy obligations                                     325,731       43       303,547       42       22,184       7
Commissions and acquisition expense                        237,145       31       224,879       32       12,266       5
                                                        ----------  -------     ---------  -------    ---------
Insurance underwriting income before
     other income and administrative
     expense, excluding Family Service                     198,743       26       187,616       26       11,127       6
                                                                    =======                =======               ======
Family Service insurance underwriting
     income before other income and
     administrative expense                                      0                  2,187                (2,187)
                                                        ----------              ---------             ---------
Insurance underwriting income before
     other income and administrative expense            $  198,743              $ 189,803             $   8,940
                                                        ==========              =========             =========

     Life insurance underwriting income before administrative expenses was $199 million in the first nine months of 1999, growing 6% over the same period in 1998 (excluding Family Service). As a percentage of premium, underwriting income was 26% in both periods.

     Health insurance. Health insurance premium income rose 8% from $567 million in the first nine months of 1998 to $614 million in the same period of 1999. The table below is an analysis of Torchmark's health premium by distribution method.

                               Health Insurance
                        Premium by Distribution Method
                         (Dollar amounts in thousands)

                                                           Nine months ended September 30,
                                                     ----------------------------------------
                                                           1999                   1998                 Increase
                                                      ----------------      -----------------      ----------------
                                                                 % to                   % to
                                                       Amount    Total       Amount     Total       Amount       %
                                                      --------  ------      --------   ------      --------   -----
United American Independent Agency                    $320,786      52      $314,246       55      $  6,540       2
United American Exclusive Agency                       141,507      23       110,315       20        31,192      28
Liberty National Exclusive Agency                      107,521      18       101,237       18         6,284       6
American Income Exclusive Agency                        35,592       6        35,138        6           454       1
Direct Response                                          8,706       1         6,521        1         2,185      34
                                                      --------  ------      --------   ------      --------
      Total Premium                                   $614,112     100      $567,457      100      $ 46,655       8
                                                      ========  ======      ========   ======      ========   =====


     The table below is a presentation of health insurance sales and in force data.

            Health Insurance Annualized Premium Sales and In Force
                         (Dollar amounts in thousands)

                                                       Sales                                          In Force
                                   -------------------------------------------      --------------------------------------------
                                          Nine months
                                      Ended September 30,        Increase               At September 30,         Increase
                                   -----------------------   -----------------      -----------------------   ------------------
                                       1999         1998        Amount      %         1999          1998         Amount      %
                                   ----------   ----------   ----------  -----      ---------    ----------   ----------  ------
UA Exclusive Agency                 $  70,946     $ 44,251     $ 26,695     60       $214,786     $ 163,705     $ 51,081      31
UA  Independent Agency                 48,111       35,663       12,448     35        442,040       426,969       15,071       4
Liberty Exclusive Agency                7,302        8,561       (1,259)   (15)       151,914       146,552        5,362       4
AI Exclusive Agency                     5,940        7,152       (1,212)   (17)        44,785        44,379          406       1
Direct Response                         3,064        3,309         (245)    (7)        12,358                      3,081      33
                                   ----------   ----------   ----------  -----      ---------    ----------   ----------
    Total Premium                   $ 135,363     $ 98,936     $ 36,427     37       $865,883     $ 790,882     $ 75,001       9
                                   ==========   ==========   ==========  =====      =========    ==========   ==========  ======

     Annualized health insurance premium in force grew 9% to $866 million at September 30, 1999. Sales of health insurance, as measured by annualized premium issued, grew 37% to $135 million in the 1999 nine months. Medicare Supplement sales rose 50% in the 1999 period to $106 million, accounting for all of the growth in Torchmark's total health sales. Medicare Supplement products are sold by Torchmark's United American Independent and Exclusive Agencies. Both of these agencies have experienced growth in agency size over the prior year. An additional factor in the increased Medicare Supplement sales was the support obtained from Torchmark's Direct Response operation in providing these agencies with leads and assistance in agent recruiting. Annualized Medicare Supplement premium in force was $613 million at September 30, 1999, rising 13% from a year earlier. Medicare Supplement represented 71% of Torchmark's total health premium in force at the end of September, 1999.

     Cancer sales, produced primarily by the Liberty National Agency, were $7.9 million in the 1999 nine months, increasing 3% from the prior-year period. Cancer annualized premium in force rose 6% to $156 million, primarily as a result of premium rate increases. Cancer business represents 18% of Torchmark's annualized health premium in force at September 30, 1999. Other health product sales rose 3% to $21 million in the 1999 period. Other health annualized premium in force declined 3% to $98 million.

     The following table presents underwriting margin data for health insurance.

                               Health Insurance
                              Summary of Results
                         (Dollar amounts in thousands)

                                                       Nine months ended September 30,
                                                 --------------------------------------------
                                                         1999                   1998                 Increase
                                                 --------------------------------------------    ------------------
                                                              % of                     % of
                                                   Amount     Total        Amount       Total     Amount         %
                                                 ----------   ------      ----------   ------    ---------     ----
Premium and policy charges                         $614,112      100        $567,457      100    $  46,655        8
Net policy obligations                              386,407       63         344,752       61       41,655       12
Commissons and
      acquisition expense                           121,057       20         118,014       21        3,043        3
                                                 ----------   ------      ----------   ------    ---------
Insurance underwriting income before
      other income and administrative
      expenses                                     $106,648       17        $104,691       18    $   1,957        2
                                                 ==========   ======      ==========   ======    =========     ====

     Underwriting margins for health insurance, or underwriting income as a percentage of premium, declined from 18% in the first nine months of 1998 to 17% in the same period of 1999. The decline in margins resulted from a 2% increase in policy obligation ratios. The increase in obligations was due primarily to an increased loss ratio on a block of Liberty National's cancer insurance. A major premium rate increase was approved and went into effect in May, 1999 to offset some of these cost increases. Also, requests for additional increases in 1999 and future periods are being sought to address the decline in the margins for this block of cancer insurance, which had annualized premium in force of $71 million at September 30, 1999. In Torchmark's Medicare Supplement business, underwriting income as a percentage of premium is restrained by federally mandated loss ratios and market competition.

     Annuities. The following table presents collection and deposit balance information about Torchmark's annuities.

                                   Annuities
                       Collections and Deposit Balances
                         (Dollar amounts in thousands)

                                      Collections                                      Deposit Balances
                     ---------------------------------------------     ------------------------------------------------
                            Nine Months
                        Ended September 30,           Increase                At September 30,            Increase
                     --------------------------   ----------------     ----------------------------   -----------------
                        1999             1998       Amount      %         1999              1998        Amount       %
                     -----------      ---------   ----------   ---     -----------      -----------   -----------   ---
Fixed                $    55,257      $  46,864   $    8,393    18     $   669,470      $   640,343   $    29,127     5
Variable                 275,172        204,472       70,700    35       2,600,510        2,044,492       556,018    27
                     -----------      ---------   ----------   ---     -----------      -----------   -----------   ---
    Total            $   330,429      $ 251,336   $   79,093    31     $ 3,269,980      $ 2,684,835   $   585,145    22
                     ===========      =========   ==========   ===     ===========      ===========   ===========   ===

     Annuities are sold on both a fixed and a variable basis. Fixed annuity collections were $55 million in the first nine months of 1999, compared with $47 million collected in the prior period, an increase of 18%. Fixed annuities on deposit with Torchmark rose 5% to $669 million. Collections of variable annuities were $275 million in the 1999 nine-month period, increasing 35% over variable collections of $204 million in the first nine months of 1998. The variable annuity balance on deposit rose 27% during the past twelve months. This balance was $2.6 billion at September 30, 1999, $2.3 billion at December 31, 1998, and $2.0 billion a year ago. Strong financial markets in recent months have had a positive impact on the variable account balance and have been a major factor in increased variable annuity sales.

     The following table presents underwriting margin data for Torchmark's annuities.

                                   Annuities
                              Summary of Results
                         (Dollar amounts in thousands)

                                                              Nine Months
                                                          Ended September 30,           Increase
                                                       --------------------------   ----------------
                                                          1999             1998       Amount      %
                                                       -----------      ---------   ----------   ---
Policy charges                                         $    28,893      $  23,994   $    4,899    20
Net policy obligations                                      (4,844)        (5,586)         742   (13)
Commissions and
      acquisition expense                                   14,502         12,769        1,733    14
                                                       -----------      ---------   ----------   ---

Insurance underwriting income before
      other income and administrative
      expenses, excluding Family Service                    19,235         16,811        2,424    14
                                                                                                 ===

Family Service                                                   0             98          (98)
                                                       -----------      ---------   ----------

Insurance underwriting income before
      other income and administrative expense          $    19,235      $  16,909   $    2,326
                                                       ===========      =========   ==========

     Policy charges for annuities for the 1999 first nine months were $29 million, compared with $24 million for the 1998 period, an increase of 20%. Policy charges are assessed against the annuity account balance periodically for insurance risk, sales, administration, and cash surrender. The increase in policy charges resulted primarily from the growth in the variable annuity balance over the prior-year period. Annuity underwriting income excluding Family Service improved 14% from $17 million in the nine-month 1998 period to $19 million in the same period of 1999.

     Investment. The following table summarizes Torchmark's investment income and excess investment income.

                           Excess Investment Income
                            (Dollars in thousands)

                                                                     Nine months
                                                                  Ended September 30,         Increase
                                                                  ------------------------  -----------------
                                                                   1999          1998          Amount      %
                                                                  --------    ---------     ---------    ---
Net investment income                                             $333,692    $ 349,846     $(16,154)     (5)
Tax equivalency adjustment                                           8,689        8,371          318       4
                                                                  --------    ---------     --------
     Tax equivalent investment income                              342,381      358,217      (15,836)     (4)

Required interest on net insurance policy liabilities             (131,714)    (148,732)      17,018     (11)
Financing costs                                                    (49,224)     (57,226)       8,002     (14)
                                                                  --------    ---------     --------
Excess investment income                                          $161,443    $ 152,259     $  9,184       6
                                                                  ========    =========     ========     ===


     On a tax equivalent basis, net investment income was $342 million in the nine months of 1999, declining 4% from $358 million during the same 1998 period. The decline is attributable to the use of assets to repurchase Torchmark shares since late 1998 and the inclusion in 1998 investment income of $22 million attributable to Family Service on a tax-equivalent basis.

     Excess investment income is tax-equivalent net investment income reduced by the interest credited to net insurance policy liabilities and less Torchmark's financing costs. Financing costs include interest on debt and the pretax dividends on Torchmark's MIPS. Excess investment income for the 1999 nine months rose 6% to $161 million from $152 million for the same period of 1998. The increase resulted primarily from the reduction in Torchmark's borrowing cost due to the replacement of $360 million in long-term debt with short-term debt in the second quarter of 1998.

     During the first nine months of 1999, Torchmark continued to emphasize purchases of investment grade fixed maturity bonds. Year-to-date purchases totaled $1.7 billion and had an average yield of 7.32%, equivalent to an effective compounded yield of 7.47%. For the comparable 1998 period, adjusted to excluded Family Service, fixed maturity acquisitions totaled $1.5 billion, and had average and effective compounded yields of 7.12% and 7.24%, respectively. The average life of 1999 fixed maturity acquisitions was 16.5 years compared with 20.5 years for the same period of 1998. The portfolio average yield was 7.39% during the first nine months, very close to a 7.41% yield for the same period of 1998 and 7.42% for the full year 1998. At September 30, 1999, the portfolio had an estimated average life of 12.8 years and an effective duration of 6.3 years.

     With the steady increase in interest rates thus far in 1999, the market value of assets held continued to decline. At September 30, 1999, the fixed maturity portfolio had an unrealized loss of $153 million, compared with an unrealized gain of $249 at year-end 1998. The overall quality of the portfolio continues to be high, with an average quality rating of A and only 5% of holdings in bonds rated below investment grade.

     Torchmark announced in the second quarter of 1999 that it intended to sell most of its investment real estate. Efforts to dispose of these properties revealed a carrying value in excess of estimated net realizable value. Accordingly, a pretax writedown was taken in the second quarter of 1999 in the amount of $64 million.

     During the third quarter of 1999, Torchmark entered into two transactions to dispose of the majority of its investment real estate. One transaction closed in the third quarter and the other closed on October 1, 1999. Total consideration for the combined transactions was $123 million. Because the properties were written down to net realizable value at June 30, 1999, no additional loss on these properties was recorded. After the sales, Torchmark retained $19 million in investment real estate, of which $9 million is located on properties partially occupied by Torchmark subsidiaries.

     In addition to the $64 million of real estate capital losses, Torchmark has also generated $26 million in losses from the sale of fixed maturities to carry back and recover capital gains taxes paid in prior years. There was also a $14 million loss recorded from the decline in market value on the interest-rate swap associated with Torchmark's MIPS. Market value of the swap at September 30, 1999 was $11 million.

                              Financial Condition

     Liquidity. Torchmark's liquidity is represented by its positive cash flow, marketable investments, and the availability of a line of credit facility. Torchmark's insurance operations typically generate cash flows in excess of immediate requirements. Torchmark's net cash inflows from operations were $295 million in the first nine months of 1999, compared with $279 million in the same period of 1998. In addition to cash flows from operations, Torchmark received $196 million in investment maturities or repayments during the first nine months of 1999.

     Torchmark's cash and short-term investments were $82 million at the end of September, 1999, compared with $81 million of these assets at December 31, 1998. In addition to these liquid assets, Torchmark's entire portfolio of fixed-income and equity securities, in the approximate amount of $5.6 billion at market value on September 30, 1999, is available for sale should any need arise.

     Torchmark has in place a line of credit facility, which is also designed as a backup credit line for a commercial paper program. This program provides credit up to a maximum amount of $600 million, and permits Torchmark to borrow from either the credit line or issue commercial paper at any time up to the combined facility maximum of $600 million. Terms of the facility permit borrowing up to the maximum amount at variable interest rates. Torchmark is subject to certain covenants regarding capitalization and earnings, with which Torchmark was in full compliance at September 30, 1999. At that date, Torchmark had commercial paper outstanding in the face amount of $403 million and no borrowings on the line of credit. At December 31, 1998, $357 million face amount of commercial paper was outstanding.

     Capital resources. Torchmark's total debt outstanding was $774 million at September 30, 1999, compared with $739 million at December 31, 1998 and $742 million at September 30, 1998. Long-term debt was $372 million at September 30, 1999, decreasing from $383 million at December 31, 1998 and from $394 million at September 30, 1998. During the first nine months of 1999, Torchmark acquired $4.0 million of its 7 3/8% notes due 2013 in the open market at a cost of $4.1 million and acquired $7.5 million of its 7 7/8% notes due 2023 in the market at a cost of $7.9 million. It also acquired $10.8 million of its 7 7/8% notes late in 1998. Debt as a percentage of total capitalization was 25% at September 30, 1999, counting the MIPS as equity and excluding the effects of fluctuations in security values based on changes in interest rates in the financial markets. The debt to capitalization ratio was 24% at year-end 1998 and was 23% at September 30, 1998. Interest coverage was 8.7 times for the 1999 nine months, compared with 8.2 times for the prior-year period. Had the $64 million real estate writeoff been excluded, 1999 interest coverage would have been 10.3 times.

     During July, 1999, Torchmark filed with the Securities and Exchange Commission a Form S-3 for the shelf registration of capital securities in an aggregate face amount of $300 million.

     Torchmark acquired 5.4 million of its shares on the open market during the first nine months of 1999. These share purchases were made at a cost of $175 million during the period. Share purchases were primarily funded by the sale of investments but borrowings on the line of credit were also made. Torchmark intends to make additional purchases under its share repurchase program on the open market when prices are attractive. However, share purchases will not be made when such purchases jeopardize the excellent to superior claims-paying ratings of its insurance subsidiaries.

     Torchmark's shareholders' equity was $2.01 billion at September 30, 1999, compared with $2.26 billion at 1998 year end and $2.53 billion one year ago. Book value per share was $15.28 at September 30, 1999, compared with $16.51 at year-end 1998 and $18.03 a year earlier. After adjusting shareholders' equity to remove the effects of interest-rate fluctuations on the security portfolio on an after-tax basis, shareholders' equity was $2.10 billion at September 30, 1999, compared with $2.11 billion at 1998 year end and $2.35 billion a year ago. On a per share basis, adjusted book value was $15.96 at the end of September, 1999, compared with $15.43 at year-end 1998 and $16.76 at September 30, 1998. The decline in adjusted equity from a year earlier was impacted by the spin-off of Waddell & Reed, which accounted for a net reduction in equity of $174 million.

     The annualized return on common equity, or net operating income from continuing operations as a percentage of average equity excluding the effects of securities at market value, was 16.2% for the 1999 nine-month period. Return on equity for the same 1998 period was 14.8%. This increase was primarily a result of the share purchases.

     Year 2000 Compliance. As of November 1, 1999, to the best of its knowledge, information, and belief, Torchmark determined that its production information processing environment was Year 2000 compliant. As of this date, Torchmark has spent approximately $5.8 million completing its Year 2000 project requirements. Torchmark expects to remain within the project's budget of $6 million. As of November 1, 1999, Torchmark had accomplished the following:

     1) Fully tested all internally-processed technical and business computer software for Year 2000 compliance, along with its computer hardware and telecommunications equipment;
     2) Determined that all mechanical and electrical systems that use computer microprocessors, such as elevator and environmental control systems, are Year 2000 compliant;
     3) Verified that its computer hardware and software vendors have made their products Year 2000 compliant;
     4) Verified that all third parties that provide Torchmark with outsourced information processing services are compliant;
     5) Verified, and tested where necessary, that all of the third parties that we have automated information processing interfaces with are Year 2000 compliant;
     6) Assisted auditors from six state insurance departments in verifying that Torchmark and its subsidiaries are Year 2000 compliant; and
     7) Determined that corporate-wide Year 2000 contingency plans have been developed, documented, and successfully tested.

     During the fourth quarter of 1999, certain Torchmark subsidiaries plan to repeat Year 2000 application software tests to further insure that no date-related programming errors have been introduced into the affected application systems. These Year 2000 tests will be re-performances of earlier date-sensitive application software testing activities.

     Torchmark cannot guarantee that the Year 2000 will arrive without date-related computer system processing problems, and cannot guarantee the Year 2000 compliance of third party service providers upon which it relies. But, Torchmark believes that it has instituted the Year 2000 contingency planning procedures required to respond to potential millennium-related problems in a timely manner.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.


     Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a defendant. As a practical matter, a jury's discretion regarding the amount of a punitive damage award is not limited by any clear, objective criteria under Alabama law. Accordingly, the likelihood or extent of a punitive damage award in any given case is virtually impossible to predict. As of September 30, 1999, Liberty was a party to approximately 141 active lawsuits (including 18 employment-related cases and excluding interpleaders and stayed cases), 117 of which were Alabama proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

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

     In 1978, the United States District Court for the Northern District of Alabama entered a final judgment in Battle v. Liberty National Life Insurance
                                    -----------------------------------------
Company, et al (Case No. CV-70-H-752-S), class action litigation involving
--------------
Liberty, a class composed of all owners of funeral homes in Alabama and a class composed of all insureds (Alabama residents only) under burial or vault policies issued, assumed or reinsured by Liberty. The final judgment fixed the rights and obligations of Liberty and the funeral directors authorized to handle Liberty burial and vault policies as well as reforming the benefits available to the policyholders under the policies. Although class actions are inherently subject to subsequent collateral attack by absent class members, the Battle decree
                                                             ------
remains in effect to date. A motion filed in February 1990 to challenge the final judgment under Federal Rule of Civil Procedure 60(b) was rejected by both the District Court in 1991 and the Eleventh Circuit Court of Appeals in 1992 and a Writ of Certiorari was denied by the U.S. Supreme Court in 1993.

     In November 1993, an attorney (purporting to represent the funeral director class) filed a petition in the District Court seeking alternative relief under the final judgment. This petition was voluntarily withdrawn on November 8, 1995 by petitioners. On February 23, 1996, Liberty filed a petition with the District Court requesting that it order certain contract funeral directors to comply with their obligations under the Final Judgment in Battle and their funeral service
                                        ------
contracts. A petition was filed on April 8, 1996 on behalf of a group of funeral directors seeking to modify the 1978 decree in Battle in light of changed
                                               ------
economic circumstances. All parties made extensive submissions to the District Court and a hearing on the opposing petitions was held by the District Court on February 9, 1999. On March 8, 1999, the District Court entered an order granting Liberty's petition to enforce the obligations of contract funeral directors under their funeral service contracts and denying the funeral directors' petition for review of the Battle Final Judgment and alternative relief. On July
                           ------
29, 1999, the funeral director class filed an appeal with the U.S. Court of Appeals for the Eleventh Circuit seeking to have the March 8, 1999 order vacated on the merits. Liberty filed a joint motion in the Eleventh Circuit Court seeking remand to the District Court for purposes of appointment of policyholder class counsel. The Circuit Court issued an order denying the joint motion on September 15, 1999 and the appeal remains pending.

    It has been previously reported that in July 1998, a jury in U.S. District Court in the Middle District of Florida recommended an aggregate total verdict amounting to $21.6 million against Liberty in Hipp v. Liberty National Life
                                              -----------------------------
Insurance Company (Case No. 95-1332-CIV-17A). This case, originally filed in
-----------------
1995 in the Florida state court system, is a collective action under the Fair Labor Standards Act, alleging age discrimination by Liberty in violation of the Age Discrimination in Employment Act and the Florida Civil Rights Act. The plaintiffs, ten present or former Liberty district managers, sought damages for lost wages, loss of future earnings, lost health and retirement benefits and lost raises and expenses. Three of these plaintiffs, Florida residents, also sought compensatory and punitive damages allowable under Florida law. On November 20, 1998, the District Court remitted the $10 million punitive damage portion of the jury verdict to $0 , thus reducing the total verdict to $11 million (including an advisory verdict of $3.2 million in front pay awards). Additional revised front pay submissions were made by the plaintiffs to the District Court in December 1998 and Liberty responded thereto in January 1999. On March 11, 1999, the District Court reduced the Hipp verdict to $7 million by
                                                  ----
denying the plaintiffs front pay damages and remitting the punitive damages awarded to the Florida resident plaintiffs to the $100,000 limit allowable under Florida law. Final judgment was entered by the District Court and Liberty filed its appeal with the Circuit Court of Appeals for the Eleventh Circuit on September 27, 1999.

     It has previously been reported that on June 17, 1998, the U.S. District Court for the Northern District of Georgia in Crichlow v. Torchmark Corporation
                                              ---------------------------------
(Case No. 4:96-CV-0086-HLM) severed and transferred the claims of Mississippi policyholders in Crichlow to the U.S. District Court for the Northern District
                 --------
of Mississippi (Greco v. Torchmark Corporation, Case No. 1:98-CV-196-D-D).
                ------------------------------
Plaintiffs in Greco then moved to certify a class of persons purchasing Globe
              -----
hospital and surgical insurance policies in Mississippi. Defendants filed a motion for summary judgment in Greco on February 1, 1999 and that
                               -----
motion for summary judgment was granted by the Mississippi District Court on October 29, 1999.

     Purported class action litigation was filed on October 14, 1999 against United American Insurance Company in the Circuit Court for Lee County, Florida as Eisenberg v. United American Life Insurance Company (Case No. 99-7915CA WCM).
   ---------------------------------------------------
The action is brought on behalf of approximately 500,000 Florida purchasers of United American home health care insurance, including Medicare Supplement insurance, who paid premiums on an installment basis either semi-annually, quarterly, monthly or by monthly bank draft. The lawsuit alleges that United American is acting as an unlicensed premium finance company and that its service charges, if authorized, are unlawful and excessive. Plaintiffs are seeking declaratory and injunctive relief and statutory damages in the amount of twice the service charges paid by each member of the purported class.

     On May 18, 1999, purported class action litigation was filed in the United States District Court for the Northern District of California against American Income Life Insurance Company and certain of its employee benefit plans (Peek v.
                                                                         ------
American Income Life Insurance Company, Case No. C 99-2283). Plaintiffs on
--------------------------------------
behalf of all current and former public relations representatives of American Income assert that they have been improperly classified as independent contractors rather than employees and thus denied participation in American Income's employee benefit plans. The lawsuit alleges breach of fiduciary duty and wrongful denial of access to plan documents and other information under the Employee Retirement Income Security Act. Declaratory and injunctive relief together with restitution, disgorgement and statutory penalties are sought.

Item 6.  Exhibits and Reports on Form 8-K


         (a)   Exhibits:

               (11)   Statement re computation of per share earnings
               (27)   Financial Data Schedule


         (b)   Reports on Form 8-K:

               No reports on Form 8-K were filed in the third quarter of 1999.

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        TORCHMARK CORPORATION



Date: November 11, 1999                 /s/ C. B. Hudson
                                        -------------------------------------
                                        C. B. Hudson, Chairman of the
                                        Board, President, and Chief
                                        Executive Officer


Date: November 11, 1999                 /s/ Gary L. Coleman
                                        -------------------------------------
                                        Gary L. Coleman, Executive Vice
                                        President and Chief Financial Officer
                                        (Chief Accounting Officer)