Form 10-K
period 1999-12-31
TORCHMARK CORP
filed 2000-03-23
CIK 320335

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended                          Commission file number
      December 31, 1999                                      1-8052

                             TORCHMARK CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                        63-0780404
 (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
     OF INCORPORATION OR                               IDENTIFICATION NO.)
        ORGANIZATION)

    2001 Third Ave. South,                                    35233
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

 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE
                           REGISTRANT $2,571,835,000

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON
                  STOCK, AS OF FEBRUARY 29, 2000: 129,808,697

                      DOCUMENTS INCORPORATED BY REFERENCE

 PROXY STATEMENT FOR ANNUAL MEETING OF STOCKHOLDERS TO BE HELD APRIL 27, 2000,
                                   PART III

                    INDEX OF EXHIBITS (PAGES 83 through 85)
                     TOTAL NUMBER OF PAGES INCLUDED ARE 92

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

  The following table presents Torchmark's business by primary distribution method:

Primary
Distribution Method   Company                 Products                                Sales Force
------------------------------------------------------------------------------------------------------------------
Direct Response       Globe Life And          Individual life and supplemental health Direct response, television,
                      Accident                insurance including juvenile and        magazine; nationwide.
                      Insurance Company       senior life coverage, Medicare
                      Oklahoma City, OK       Supplement, long-term care.
------------------------------------------------------------------------------------------------------------------
Liberty National      Liberty National Life   Individual life and                     1,902 full-time sales repre-
Exclusive Agency      Insurance Company       supplemental health insurance.          sentatives; 108 district
                      Birmingham, Alabama                                             offices in the Southeastern
                                                                                      U.S.
------------------------------------------------------------------------------------------------------------------
American Income       American Income Life    Individual life and supplemental health 1,197 agents in the U.S.,
Exclusive Agency      Insurance Company       insurance to union and credit           Canada, and New Zealand.
                      Waco, Texas             union members and other
                                              associations.
------------------------------------------------------------------------------------------------------------------
United Investors      United Investors Life   Individual life insurance               2,611 Waddell & Reed
Agency                Insurance Company       and annuities.                          representatives; indepen-
                      Birmingham, Alabama                                             dent agents; 212 offices
                                                                                      nationwide.
------------------------------------------------------------------------------------------------------------------
Military              Liberty National Life   Individual life insurance               Independent Agency
                      Insurance Company                                               through career agents
                      Birmingham, Alabama                                             nationwide.
                      Globe Life And Accident
                      Insurance Company
                      Oklahoma City, Oklahoma
------------------------------------------------------------------------------------------------------------------
United American       United American         Senior life and supplemental health     42,600 independent agents
Independent Agency    Insurance Company       insurance including                     in the U.S., Puerto Rico and
and Exclusive Agency  McKinney, Texas         Medicare Supplement                     Canada; 2,354 exclusive
                                              coverage and long-term care.            agents in 78 branch offices.

Additional information concerning industry segments may be found in Management's Discussion and Analysis and in Note 19--Business Segments in the Notes to Consolidated Financial Statements.

                                   Insurance

Life Insurance

  Torchmark's insurance subsidiaries write a variety of nonparticipating ordinary life insurance products. These include traditional and interest sensitive whole-life insurance, term life insurance, and other life insurance. The following table presents selected information about Torchmark's life products:

                                           (Amounts in thousands)
                                 Annualized                    Annualized
                               Premium Issued               Premium in Force
                         -------------------------- --------------------------------
                           1999     1998     1997      1999       1998       1997
                         -------- -------- -------- ---------- ---------- ----------
Whole life:
 Traditional............ $119,799 $115,154 $114,934 $  612,964 $  575,888 $  551,047
 Interest-sensitive.....   18,348   17,131   14,981    168,805    162,046    163,058
Term....................  115,592  108,469   94,943    330,533    306,785    270,905
Other...................    3,468    3,713    5,521     18,307     17,928     22,369
                         -------- -------- -------- ---------- ---------- ----------
                         $257,207 $244,467 $230,379 $1,130,609 $1,062,647 $1,007,379
                         ======== ======== ======== ========== ========== ==========

  The distribution methods for life insurance products include sales efforts conducted by direct response, exclusive agents and independent agents. These methods are discussed in more depth under the heading Marketing. The following table presents life annualized premium issued by distribution method:

                                       (Amounts in thousands)
                             Annualized                    Annualized
                           Premium Issued               Premium in Force
                     -------------------------- --------------------------------
                       1999     1998     1997      1999       1998       1997
                     -------- -------- -------- ---------- ---------- ----------
Direct response....  $ 96,091 $ 93,500 $ 79,412 $  283,406 $  260,320 $  232,535
Exclusive Agents:
 Liberty National..    51,467   45,532   43,335    307,495    298,082    298,698
 American Income...    54,045   53,576   55,245    231,490    216,291    203,475
 United American...     5,315    5,481    6,562     21,800     21,390     20,978
Independent Agents:
 Military..........    17,110   16,891   15,781    111,318     98,902     86,209
 United American...    13,319    9,401   15,225     43,394     41,078     42,725
 United Investors..    15,616   15,386   10,261    105,523     99,775     88,842
 Other.............     4,244    4,700    4,558     26,183     26,809     33,917
                     -------- -------- -------- ---------- ---------- ----------
                     $257,207 $244,467 $230,379 $1,130,609 $1,062,647 $1,007,379
                     ======== ======== ======== ========== ========== ==========

  Permanent insurance products sold by Torchmark insurance subsidiaries build cash values which are available to policyholders. Policyholders may borrow such funds using the policies as collateral. The aggregate value of policy loans outstanding at December 31, 1999 was $245 million and the average interest rate earned on these loans was 6.8% in 1999. Interest income earned on policy loans was $16.3 million in 1999, $15.3 million in 1998, and $14.4 million in 1997. There were 200 thousand and 198 thousand policy loans outstanding at year-end 1999 and 1998, respectively.

  The availability of cash values contributes to voluntary policy terminations by policyholders through surrenders. Life insurance products may be terminated or surrendered at the election of the insured at any time, generally for the full cash value specified in the policy. Specific surrender procedures vary with the type of policy. For certain policies this cash value is based upon a fund less a surrender charge which decreases with the length of time the policy has been in force. This surrender charge is either based upon a percentage of the fund or a charge per $1,000 of face amount of insurance. The schedule of charges may vary by plan of insurance and, for some plans, by age of the insured at issue. The ratio of aggregate face amount voluntary terminations to the mean amount of life insurance in force was 17.0% in 1999, 17.0% in 1998, and 16.5% in 1997.

  The following table presents an analysis of changes to the Torchmark subsidiaries' life insurance business in force:

                                                (Amounts in thousands)
                                  1999                    1998                    1997
                         ----------------------  ----------------------  ----------------------
                         Number of  Amount of    Number of  Amount of    Number of  Amount of
                         policies   Insurance    policies   Insurance    policies   Insurance
                         --------- ------------  --------- ------------  --------- ------------
In force at January 1,..   9,622   $ 96,339,059    9,630   $ 91,869,995    9,392   $ 86,948,151
New issues..............   1,332     22,846,100    1,452     21,448,243    1,441     20,267,520
Business acquired.......     -0-            -0-      -0-            -0-      -0-            -0-
Other increases.........     -0-        105,271        1         75,849        1         96,788
Death benefits..........    (105)      (327,733)    (107)      (323,393)    (110)      (307,752)
Lapses..................  (1,023)   (15,352,225)  (1,006)   (14,589,649)    (895)   (13,358,973)
Surrenders..............    (145)    (1,505,248)    (151)    (1,438,085)    (149)    (1,383,373)
Other decreases.........     (27)      (258,763)    (197)      (703,901)     (50)      (392,366)
                          ------   ------------   ------   ------------    -----   ------------
In force at December
 31,....................   9,654   $101,846,461    9,622   $ 96,339,059    9,630   $ 91,869,995
                          ======   ============   ======   ============    =====   ============
Average policy size (in
 dollar amounts):
 Direct response--Juve-
  nile..................           $      6,690            $      6,688            $      6,725
 Other..................                 12,146                  11,411                  10,689

Health insurance

  Torchmark insurance subsidiaries offer supplemental health insurance products. These are generally classified as (1) Medicare Supplement, (2) cancer and (3) other health policies.

  Medicare Supplement policies are offered on both an individual and group basis through exclusive and independent agents, and direct response. These guaranteed renewable policies provide reimbursement for certain expenses not covered by the federal Medicare program. One popular feature is an automatic claim filing system for Medicare Part B benefits whereby policyholders do not have to file most claims because they are paid from claim records sent directly to the Torchmark insurers by Medicare.

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

  The following table presents supplemental health annualized premium for the three years ended December 31, 1999 by marketing method:

                                          (Amounts in thousands)
                                   Annualized                 Annualized
                                 Premium Issued            Premium in Force
                           -------------------------- --------------------------
                             1999     1998     1997     1999     1998     1997
                           -------- -------- -------- -------- -------- --------
Direct response........... $  4,323 $  3,884 $  3,001 $ 12,785 $  9,617 $  7,248
Exclusive agents:
 Liberty National.........    9,859   11,124   11,541  149,447  143,668  138,179
 American Income..........    8,039    9,138   10,052   46,691   44,300   43,552
 United American..........  102,583   64,245   39,616  231,034  172,927  141,780
Independent agents:
 United American..........   68,022   50,508   42,643  444,401  426,351  431,293
                           -------- -------- -------- -------- -------- --------
                           $192,826 $138,899 $106,853 $884,358 $796,863 $762,052
                           ======== ======== ======== ======== ======== ========

  The following table presents supplemental health annualized premium information for the three years ended December 31, 1999 by product category:

                                         (Amounts in thousands)

                                  Annualized                 Annualized
                                Premium Issued            Premium in Force
                          -------------------------- --------------------------
                            1999     1998     1997     1999     1998     1997
                          -------- -------- -------- -------- -------- --------
Medicare Supplement...... $152,518 $102,421 $ 65,161 $630,915 $553,737 $522,054
Cancer...................   10,637   10,248   10,757  153,777  144,900  137,640
Other health related
 policies................   29,671   26,230   30,935   99,666   98,226  102,358
                          -------- -------- -------- -------- -------- --------
                          $192,826 $138,899 $106,853 $884,358 $796,863 $762,052

  The number of individual health policies in force were 1.09 million, 1.09 million and 1.16 million at December 31, 1999, 1998, and 1997, respectively.

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

                             (Amounts in thousands)
                                  Collections           (Amounts in millions)
                               For the year ended          Deposit Balance
                                  December 31,             At December 31,
                           -------------------------- --------------------------
                             1999     1998     1997     1999     1998     1997
                           -------- -------- -------- -------- -------- --------
Fixed annuities........... $ 71,696 $ 64,687 $ 76,930 $  677.5 $  647.3 $  611.0
Variable annuities........  392,769  299,005  247,446  3,274.9  2,343.5  1,821.2
                           -------- -------- -------- -------- -------- --------
                           $464,465 $363,692 $324,376 $3,952.4 $2,990.8 $2,432.2
                           ======== ======== ======== ======== ======== ========

Investments

  The nature, quality, and percentage mix of insurance company investments are regulated by state laws that generally permit investments in qualified municipal, state, and federal government obligations, corporate bonds, preferred and common stock, real estate, and mortgages where the value of the underlying real estate exceeds the amount of the loan. The investments of Torchmark insurance subsidiaries consist predominantly of high-quality, investment-grade securities. Fixed maturities represented 92% of total investments at December 31, 1999. Approximately 9% of fixed maturity investments were securities guaranteed by the United States Government or its agencies or investments that were collateralized by U.S. government securities. Approximately 79% of these investments were in GNMA securities that are backed by the full faith and credit of the United States government. The remainder of these government investments were U.S. Treasuries, agency securities or collateralized mortgage obligations ("CMO's") that are fully backed by GNMA's. (See Note 3--Investments in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis.)

  The following table presents the market value of fixed maturity investments at December 31, 1999 on the basis of ratings as determined primarily by Standard & Poor's Corporation. Moody's Investors Services' bond ratings are used when Standard & Poor's ratings are not available. Ratings of BBB and higher (or their equivalent) are considered investment grade by the rating services.

                                                               Amount
                             Rating                        (in thousands)   %
                             ------                        -------------- -----
       AAA................................................   $1,038,734    18.3%
       AA.................................................      484,439     8.5
       A..................................................    2,690,891    47.5
       BBB................................................    1,113,956    19.6
       BB.................................................      251,400     4.4
       B..................................................       13,279     0.2
       Less than B........................................          766     0.0
       Not rated..........................................       86,330     1.5
                                                             ----------   -----
                                                             $5,679,795   100.0%
                                                             ==========   =====

  The following table presents the market value of fixed maturity investments of Torchmark's insurance subsidiaries at December 31, 1999 on the basis of ratings as determined by the National Association of Insurance Commissioners ("NAIC"). Categories one and two are considered investment grade by the NAIC.

                                        Amount
                    Rating          (in thousands)   %
            ----------------------  -------------- -----
            1. Highest quality*...    $4,251,595    76.3%
            2. High quality.......     1,038,060    18.6
            3. Medium quality.....       236,016     4.2
            4. Low quality........        47,828     0.9
            5. Lower quality......         1,997     0.0
            6. In or near default.             0     0.0
                                      ----------   -----
                                      $5,575,496   100.0%
                                      ==========   =====

* Includes $463 million of exempt securities or 8.3% of the portfolio. Exempt securities are exempt for valuation reserve purposes, and consist of U.S. Government guaranteed securities.

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

  For life insurance in excess of certain prescribed amounts, each insurance company requires medical information or examinations of applicants. These are graduated according to the age of the applicant and may vary with the kind of insurance. The maximum amount of insurance issued without additional medical information is $200,000 through age 35. Additional medical information is requested of all applicants, regardless of age or amount, if information obtained from the application or other sources indicates that such information is warranted.

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

Reinsurance

  As is customary among insurance companies, Torchmark insurance subsidiaries cede insurance to other unaffiliated insurance companies on policies they issue in excess of retention limits. Reinsurance is an effective method for keeping insurance risk within acceptable limits. In the event insurance business is ceded, the Torchmark insurance subsidiaries remain contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations it assumes. (See Note 18--Commitments and Contingencies in the Notes to Consolidated Financial Statements and Schedule IV--Reinsurance [Consolidated].)

Reserves

  The life insurance policy reserves reflected in Torchmark's financial statements as future policy benefits are calculated based on generally accepted accounting principles. These reserves, with premiums to be received in the future and the interest thereon compounded annually at assumed rates, must be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and persistency assumptions used in the calculations of reserves are based on company experience. Similar reserves are held on most of the health policies written by Torchmark's insurance subsidiaries, since these policies generally are issued on a guaranteed-renewable basis. A list of the assumptions used in the calculation of Torchmark's reserves are reported in the financial statements. (See Note 9--Future Policy Benefit Reserves in the Notes to Consolidated Financial Statements.) Reserves for annuity products consist of the policyholders' account values and are increased by policyholder deposits and interest credits and are decreased by policy charges and benefit payments.

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

  Exclusive Agents. Liberty National's 1,902 agents sell life and health insurance, primarily in the seven state area of Alabama, Florida, Georgia, Tennessee, Mississippi, South Carolina, and North Carolina. These agents are employees of Liberty and are primarily compensated by commissions based on sales. During the past several years this operation has emphasized bank draft and direct bill collection of premium rather than agent collection, because of the resulting lower cost and improved persistency. Agent collected sales were discontinued in 1996.

  Through the American Income Agency, individual life and fixed-benefit accident and health insurance are sold through approximately 1,197 exclusive agents who target moderate income wage earners through the cooperation of labor unions, credit unions, and other associations. These agents are authorized to use the "union label" because this sales force is represented by organized labor.

  United American offers life and health insurance targeted to various special markets through 2,354 United American exclusive agents in 78 branch offices throughout the United States.

  The Waddell & Reed sales force, consisting of 2,611 sales representatives, markets the life insurance products, fixed annuities, and variable annuities of United Investors Life. This sales force continues to market Torchmark's insurance products subsequent to the spin-off of Waddell & Reed under a general agents' contract.

  Independent Agents. Torchmark insurance companies offer a variety of life and health insurance policies through approximately 42,600 independent agents, brokers, and licensed sales representatives.

Torchmark is not committed or obligated in any way to accept a fixed portion of the business submitted by any independent agent. All policy applications, both new and renewal, are subject to approval and acceptance by Torchmark. Torchmark is not dependent on any single agent or any small group of independent agents, the loss of which would have a materially adverse effect on insurance sales.

  Various Torchmark insurance subsidiaries distribute life insurance through a nationwide independent agency whose sales force is comprised of former commissioned and noncommissioned military officers who sell exclusively to commissioned and noncommissioned military officers and their families.

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

                                  Competition

  The insurance industry is highly competitive. Torchmark competes with other insurance carriers through policyholder service, price, product design, and sales efforts. In addition to competition with other insurance companies, Torchmark faces competition from other financial services organizations. While there are insurance companies competing with Torchmark, no individual company dominates any of Torchmark's life or health markets.

  Torchmark's health insurance products compete with, in addition to the products of other health insurance carriers, health maintenance organizations, preferred provider organizations, and other health care related institutions which provide medical benefits based on contractual agreements.

  Generally, Torchmark companies operate at lower administrative expense levels than its peer companies, allowing Torchmark to have competitive rates while maintaining underwriting margins, or, in the case of Medicare Supplement business, to remain in the business while some companies have ceased new writings. Torchmark's years of experience in the direct response business are a valuable asset in designing direct response products.

                                  Regulation

  Insurance. Insurance companies are subject to regulation and supervision in the states in which they do business. The laws of the various states establish agencies with broad administrative and supervisory powers which include, among other things, granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, approving certain premium rates, setting minimum reserve and loss ratio requirements, determining the form and content of required financial statements, and prescribing the type and amount of investments permitted. Insurance companies can also be required under the solvency or guaranty laws of most states in which they do business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. They are also required to file detailed annual reports with supervisory agencies, and records of their business are subject to examination at any time. Under the rules of the NAIC, insurance companies are examined periodically by one or more of the supervisory agencies. The most recent examinations of Torchmark's insurance subsidiaries were: American Income as of December 31, 1995; Globe, as of December 31, 1997; Liberty, as of December 31, 1996; United American, as of December 31, 1996; and UILIC, as of December 31, 1996.

  NAIC Ratios. The NAIC developed the Insurance Regulatory Information System ("IRIS"), which is intended to assist state insurance regulators in monitoring the financial condition of insurance companies. IRIS identifies twelve insurance industry ratios from the statutory financial statements of insurance companies, which are based on regulatory accounting principles and are not based on generally accepted accounting principles ("GAAP"). IRIS specifies a standard or "usual value" range for each ratio, and a company's variation from this range may be either favorable or unfavorable. The following table presents the IRIS ratios as determined by the NAIC for Torchmark's five largest insurance subsidiaries, which varied unfavorably from the "usual value" range for the years 1998 and 1997.

                                                                          Usual   Reported
 Company                                   Ratio Name                     Range    Value
---------                ---------------------------------------------- --------- --------
1998:
 American Income         Nonadmitted to Admitted Assets                 0 to 10      10
 Globe Life and Accident Net change in Capital and Surplus              50 to -10   -10
                         Gross change in Capital and Surplus            50 to -10    60
1997:
 Liberty                 Investment in Affiliate to Capital and Surplus 0 to 100    199
 American Income         Nonadmitted to Admitted Assets                 0 to 10      11

Explanation of Ratios:


  Investment in Affiliate to Capital and Surplus--This ratio is determined by measuring total investment in affiliates against the capital and surplus of the company. The NAIC considers a ratio of more than 100% to be high, and to possibly impact a company's liquidity, yield, and overall investment risk. The large ratio in Liberty in 1997 was the result of its ownership of other Torchmark insurance companies and the ownership of 81% of the stock of Waddell & Reed. Liberty disposed of its investment in Waddell & Reed during 1998 in connection with Torchmark's spin-off of that company to its shareholders. All intercompany investment is eliminated in consolidation, and the internal organizational structure has no bearing on Torchmark's consolidated financial condition or results. Furthermore, this intercompany investment did not affect Liberty's ability to do business.

  Nonadmitted Assets to Admitted Assets--This ratio measures the degree to which a company has acquired assets which cannot be carried on its statutory balance sheet. American Income's ratio of 10% in 1998 and 11% in 1997 was due to a large amount of agent balances that arose from commissions that are advanced to agents when a policy is submitted. Due to the growth of American Income's business, these advances have grown and caused a variance in this particular ratio. Agents balances due to American Income are recognized as assets in Torchmark's consolidated financial statements. A significant amount of these balances was sold to an unaffiliated financial institution during 1999.

  Change in Capital and Surplus--These ratios, calculated on both a gross and net basis, are a measure of improvement or deterioration in the company's financial position during the year. The NAIC considers ratios less than or equal to minus 10% and greater than or equal to 50% to be unusual. Globe's ratio of 60% in 1998 was caused by the establishment of American Income as a subsidiary of Globe.

Previously, American Income was a direct subsidiary of Torchmark. This transaction did not affect the consolidated equity of Torchmark at December 31, 1998. Also, this transaction did not affect Globe's ability to do business.

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

                                   Personnel

  At the end of 1999, Torchmark had 1,915 employees and 2,345 licensed employees under sales contracts. Additionally, approximately 49,000 independent and exclusive agents and brokers, who were not employees of Torchmark, were associated with Torchmark's marketing efforts.

                              Item 2. Real Estate

  Torchmark, through its subsidiaries, owns or leases buildings that are used in the normal course of business. Liberty owns a 487,000 square foot building at 2001 Third Avenue South, Birmingham, Alabama which currently serves as Liberty's, UILIC's, and Torchmark's home office. Approximately 160,000 square feet of this building is available for lease to unrelated tenants by Liberty. Liberty also operates from 58 company-owned district office buildings used for agency sales personnel.

  United American owns and is the sole occupant of a 140,000 square foot facility, located in the Stonebridge Ranch development in McKinney, Texas (a north Dallas suburb).

  Globe owns a 300,000 square foot office building at 204 N. Robinson, Oklahoma City, of which Globe occupies 56,000 square feet as its home office and the remaining space is either leased or available for lease. Globe also owns an 80,000 square foot office building at 120 Robert S. Kerr Avenue, Oklahoma City, which is available for lease. Further, Globe owns a 112,000 square foot facility located at 133 NW 122 Street in Oklahoma City which houses the Direct Response operation.

  American Income owns and is the sole occupant of an office building located at 1200 Wooded Acres Drive, Waco, Texas. The building is a two-story structure containing approximately 72,000 square feet of usable floor space.

  Liberty and Globe also lease district office space for their agency sales personnel.

  During 1999, Torchmark sold the majority of its investment real estate holdings for total consideration of $123 million. These sold investments included its TMK Income Properties limited partnership and its joint venture investment in Liberty Park, a planned community in Birmingham, Alabama. As of December 31, 1999, Torchmark retained $16 million of investment real estate, which included $8 million of properties that were partially occupied by Torchmark subsidiaries, $7 million of undeveloped land in Liberty Park, and $1 million of undeveloped land in north Texas.

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

                           Item 3. Legal Proceedings

  Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a defendant. In 1999, Alabama enacted legislation limiting punitive damages in non-physical injury cases to the greater of $500,000 or three times compensatory damages. Since this legislation has not undergone scrutiny by appellate courts regarding its constitutionality and a jury's discretion regarding the amount of compensatory damages (including mental anguish) awarded in any given case is not precisely defined, the effect of this legislation on Torchmark's litigation remains unclear. Thus, the likelihood or extent of a punitive damage award in any given case is currently impossible to predict. As of December 31, 1999, Liberty was a party to approximately 135 active lawsuits (including 17 employment related cases and excluding interpleaders and stayed cases), 126 of which were Alabama proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

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

  On August 25, 1995, a purported class action was filed against Torchmark, Globe, United American and certain officers of these companies in the United States District Court for the Western District of Missouri on behalf of all former agents of Globe (Smith v. Torchmark Corporation, Case No. :95-3304-CV-S-4). This action alleges that the defendants breached independent agent contracts with the plaintiffs by treating them as captive agents and engaged in a pattern of racketeering activity wrongfully denying income and renewal commissions to the agents, restricting insurance sales, mandating the purchase of worthless leads, terminating agents without cause and inducing the execution of independent agent contracts based on misrepresentations of fact. Monetary damages in an unspecified amount are sought. A plaintiff class was certified by the District Court on February 26, 1996, although the certification did not go to the merit of the allegations in the complaint. On December 31, 1996, the plaintiffs filed an amended complaint in Smith to allege violations of various provisions of the Employment Retirement Income Security Act of 1974. Extensive discovery was then conducted. In October 1998, defendants filed a motion to decertify the presently defined class in Smith. On March 23, 1999, the District Court granted defendants' motion to decertify the Smith class in part and decertified all but the ERISA claims of a more narrowly defined Smith class. In May 1999, the defendants filed motions to dismiss the claims certified by the Court's March 23, 1999 order. On December 14, 1999, the District Court granted defendants' motion for summary judgment. That Court denied a motion for reconsideration on January 21, 2000.

  It has been previously reported that Torchmark, its subsidiaries United American and Globe and certain individual corporate officers are parties to purported class action litigation filed in April, 1996 in the U.S. District Court for the Northern District of Georgia (Crichlow v. Torchmark Corporation, Case No. 4:96-CV-0086-HLM) involving certain hospital and surgical insurance policies issued by Globe and United American. In September 1997, the U.S. District Court entered an order granting summary judgment against the plaintiffs on certain issues and denying national class certification, although indicating that plaintiffs could move for the certification of a state class of Georgia policyholders. Discovery then proceeded on the remaining claims for breach of contract and the duty of good faith arising from closure of the block of business and certain post-claim matters as well as fraud and conspiracy relating to pricing and delay in implementing rate increases. On June 17, 1998, the U.S. District Court entered an order which denied the plaintiffs' motion to certify a Georgia policyholders class, denied reconsideration of the previously entered motion for summary judgment on certain issues, denied reconsideration of the denial of national certification of a class of policyholders and severed and transferred claims of Mississippi policyholders to the U.S. District Court for the Northern District of Mississippi (Greco v. Torchmark Corporation, Case No. 1:98CV196-D-D). The U.S. District Court granted defendants' motion for summary judgment on all remaining issues in Crichlow on February 4, 1999. Plaintiffs in Greco then moved to certify a class of persons purchasing Globe hospital and surgical insurance policies in Mississippi. On February 1, 1999, defendants filed a motion for summary judgment in Greco.

  Defendants' motion for summary judgment on all remaining issues in Crichlow was granted by the District Court on February 4, 1999. The Crichlow plaintiffs have appealed and Crichlow defendants have cross-appealed various orders of the District Court to the United States Court of Appeals for the Eleventh Circuit.

  On October 29, 1999, the District Court dismissed all of the plaintiffs' claims in Greco in their entirety and entered a final judgment dismissing Greco with prejudice. This October 29, 1999 order in Greco has been appealed by plaintiffs to the Fifth Circuit Court of Appeals.

  As previously reported, Liberty has been a party to two lawsuits alleging that a class of persons were insured under Liberty policies when Liberty knew that such persons were not entitled to retain any benefits under these policies, one of which was filed in 1996 in the Circuit Court of Jefferson County, Alabama (Harris v. Liberty National Life Insurance Company, Case No. CV-96-01836) and the other in the Circuit Court of St. Clair County, Alabama (Gentry v. Liberty National Life Insurance Company, Case No. CV-97-61). The Gentry case was dismissed by the St. Clair County Circuit Court on June 16, 1998 and subsequently the Harris case was amended to add former plaintiff Gentry as an additional class representative in that case. On December 28, 1999, the Jefferson County Circuit Court entered an order in Harris granting summary judgment for Liberty on all plaintiffs' claims except unjust enrichment. The only remaining claim in the Harris plaintiffs' motion for class certification, one of unjust enrichment, was denied by the Circuit Court in an order denying the motion for class certification entered February 10, 2000.

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

  In November 1993, an attorney (purporting to represent the funeral director class) filed a petition in the District Court seeking "alternative relief" under the final judgment. This petition was voluntarily withdrawn on November 8, 1995 by petitioners. On February 23, 1996, Liberty filed a petition with the District Court requesting that it order certain contract funeral directors to comply with their obligations under the Final Judgment in Battle and their funeral service contracts. A petition was filed on April 8, 1996 on behalf of a group of funeral directors seeking to modify the 1978 decree in Battle in light of changed economic circumstances. All parties made extensive submissions to the District Court and a hearing on the opposing petitions was held by the District Court on February 9, 1999. On March 8, 1999, the District Court entered an order granting Liberty's petition to enforce the obligations of contract funeral directors under their funeral service contracts and denying the funeral directors' petition for review of the Battle Final Judgment and alternative relief. On July 29, 1999, the funeral director class filed an appeal with the U.S. Court of Appeals of the Eleventh Circuit seeking to have the March 8, 1999 order vacated on the merits. Liberty filed a joint motion in the Eleventh Circuit Court seeking remand to the District Court for purposes of appointment of class counsel for burial policyholders, who are currently not formally represented in these preceedings. The Circuit Court issued an order denying Liberty's joint motion on September 15, 1999 and the funeral director class' appeal remains pending. On January 24, 2000, Liberty and the funeral director class filed a joint motion for remand in order to allow the District Court to evaluate a proposed settlement of the funeral directors' appeal.

  On October 28, 1999, Liberty was served with a subpoena from the Florida Department of Insurance in connection with that Department's investigation into Liberty's sales practices and disclosures in the State of Florida regarding industrial life insurance and low coverage life insurance policies. Subsequently, on December 8, 1999, purported class action litigation was filed against Liberty in the United States District Court for the Northern District of Alabama (Moore v. Liberty National Life Insurance Company, Case No. CV-99-BU-3262-S), on behalf of all African-Americans who have or have had at the time of policy termination an ownership interest in certain life insurance policies ($25,000 face amount or less) marketed by Liberty and certain of its former subsidiaries. Plaintiffs allege racial discrimination in Liberty's premium rates in violation of 42 U.S.C (S)1981, breach of fiduciary duty in sales and administrative practices, receipt of excessive and unreasonable premium payments by Liberty, improper hiring, supervision, retention and failure to monitor actions of officers, agents and employees, breach of contract in dismantling the debit premium collection system, fraudulent inducement and negligent misrepresentation. Unspecified compensatory and punitive damages are sought together with a declaratory judgment and equitable and/or injunctive relief, including establishment of a constructive trust for the benefit of class members. Defendants filed a motion for judgment on the pleadings or in the alternative for summary judgment on January 27, 2000.

          Item 4. Submission of Matters to a Vote of Security Holders

  No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 1999.

                                    PART II

   Item 5. Market for the Registrant's Common Stock and Related Stockholder
                                    Matters

  The principal market in which Torchmark's common stock is traded is the New York Stock Exchange. There were 6,378 shareholders of record on December 31, 1999, excluding shareholder accounts held in nominee form. On November 6, 1998, Torchmark distributed its approximately 64% ownership of Waddell & Reed to its shareholders at a ratio of .3018 Waddell & Reed shares to one share of Torchmark. All market prices and dividends per share have been adjusted to reflect the Waddell & Reed distribution. Information concerning restrictions on the ability of Torchmark's subsidiaries to transfer funds to Torchmark in the form of cash dividends is set forth in Note 16--Shareholders' Equity in the Notes to the Consolidated Financial Statements. The market prices and cash dividends paid by calendar quarter for the past two years are as follows:

                                       1999
                                   Market Price
                                   ------------
                                                                                       Dividends
         Quarter               High                         Low                        Per Share
         -------             --------                     --------                     ---------
            1                $36.6250                     $30.6875                      $ .0900
            2                 37.1875                      31.2500                        .0900
            3                 36.1250                      24.6250                        .0900
            4                 35.9375                      25.5625                        .0900

Year-end closing
price.................$29.0625

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

Year-end closing
price.................$35.3125

Item 6. Selected Financial Data

  The following information should be read in conjunction with Torchmark's Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:

          (Amounts in thousands except per share and percentage data)

                             1999         1998           1997         1996        1995
Year ended December 31,   -----------  -----------    -----------  ----------  ----------
Premium revenue:
 Life...................  $ 1,018,301  $   959,766    $   909,992  $  854,897  $  772,257
 Health.................      824,816      759,910        739,485     732,618     750,588
 Other .................       40,969       33,954         28,527      22,404      23,438
  Total.................    1,884,086    1,753,630      1,678,004   1,609,919   1,546,283
Net investment income...      447,337      459,558        429,116     399,551     377,338
Realized investment
 gains (losses).........     (110,971)     (57,637)       (36,979)      5,830     (14,323)
Total revenue...........    2,226,895    2,157,876      2,071,103   2,016,416   1,910,454
Net operating income(1).      341,167      324,315        273,730     240,637     219,864
Net income from
 continuing operations..      258,930      255,776        260,429     252,815     217,958
Net income..............      273,956      244,441        337,743     311,372     143,235
Annualized premium
 issued:
 Life...................      257,207      244,467        230,379     214,741     217,988
 Health.................      192,826      138,899        106,853     100,981     103,491
  Total.................      450,033      383,366        337,232     315,722     321,479
Per common share:
 Basic earnings:
  Net operating
   income(1)............         2.56         2.32           1.97        1.69        1.54
  Net income from
   continuing
   operations...........         1.95         1.83           1.87        1.78        1.52
  Net income............         2.06         1.75           2.43        2.19        1.00
 Diluted earnings:
  Net operating
   income(1)............         2.55         2.29           1.94        1.67        1.52
  Net income from
   continuing
   operations...........         1.93         1.81           1.84        1.76        1.51
  Net income............         2.04         1.73           2.39        2.17        0.99

 Cash dividends paid....         0.36         0.58           0.59        0.58        0.57
Return on average common
 equity, excluding
 effect of SFAS 115,
 Vesta earnings,
 discontinued
 operations, and
 nonrecurring charge....         16.2%        15.1%          18.2%       18.4%       18.3%
Basic average shares
 outstanding............      133,197      139,999        139,202     142,460     143,188
Diluted average shares
 outstanding............      133,986      141,352        141,431     143,783     144,228
-------------------------------------------------------------------------------

                             1999         1998           1997         1996        1995
As of December 31,        -----------  -----------    -----------  ----------  ----------
Cash and invested
 assets.................  $ 6,202,251  $ 6,417,511    $ 6,473,096  $5,863,163  $5,724,180
Total assets............   12,131,664   11,249,028     11,127,648   9,893,964   9,445,623
Short-term debt.........      418,394      355,392        347,152      40,910     189,372
Long-term debt..........      371,555      383,422        564,298     791,880     791,988
Shareholders' equity....    1,993,337    2,259,528      1,932,736   1,629,343   1,588,952
 Per common share (2)...        15.10        16.51          13.80       11.69       11.09
 Per common share
  excluding effect of
  SFAS 115..............        16.32        15.43          12.90       11.42       10.16
Annualized premium in
 force:
 Life...................    1,130,609    1,062,647(3)   1,007,379     946,525     869,366
 Health.................      884,358      796,863        762,052     748,153     759,059
  Total.................    2,014,967    1,859,510(3)   1,769,431   1,694,678   1,628,425

-------------------------------------------------------------------------------
(1) Net income from continuing operations, excluding realized investment gains (losses), the related adjustment to deferred acquisition costs, equity in Vesta earnings for periods prior to 1999, a one-time gain on the sale of equipment, and the nonrecurring charge.
(2) Computed after deduction of preferred shareholders' equity.
(3) Annualized life premium in force excludes $5.3 million representing the Family Service business sold in 1998.

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

    4) Increased pricing competition;

    5) Adverse levels of mortality, morbidity, and utilization of healthcare services relative to Torchmark's assumptions;

    6) The inability of Torchmark to obtain timely and appropriate premium rate increases;

    7) Adverse regulatory developments;

    8) Interest rate changes that adversely affect product sales and/or investment portfolio yield;

    9) Adverse litigation results;

    10) Developments involving Vesta Insurance Group, Inc., ("Vesta") described more fully elsewhere in this document under the caption
  "Transactions involving Vesta Insurance Group" on page   of this report;

    11) The inability of Torchmark to achieve the anticipated levels of administrative and operational efficiencies; and

    12) The customer response to new products and marketing initiatives.


Readers are also directed to consider other risks and uncertainties described in other documents filed by Torchmark with the Securities and Exchange Commission.

  The following discussion should be read in conjunction with the Selected Financial Data and Torchmark's Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

                             RESULTS OF OPERATIONS

  The following is a discussion of Torchmark's operations for the three years ended December 31, 1999. In the analysis and comparison of Torchmark's operating results with 1998 and 1997, two divestitures that occurred in 1998 should be taken into account:

  a) the divestiture of Waddell & Reed

  b) the sale of Family Service

  Divestiture of Waddell & Reed. In March, 1998, Waddell & Reed, Torchmark's asset management subsidiary, completed an initial public offering of approximately 24 million shares of its common stock. The offering represented approximately 36% of Waddell & Reed's shares. Net proceeds from the offering were approximately $516 million after underwriters' fees and expenses. Waddell & Reed used $481 million of the proceeds to repay existing notes owed to Torchmark and other Torchmark subsidiaries and retained the remaining $35 million. Torchmark's $481 million proceeds from the note repayments were invested or used to pay down debt. (See the discussion on Investments on page 28, Liquidity on page 32, and Capital Resources on page 32 of this report.) The initial public offering resulted in a $426 million gain which was added to Torchmark's additional paid-in capital. Torchmark retained the remaining 64% of the Waddell & Reed stock.

  On November 6, 1998, Torchmark distributed its remaining 64% investment in Waddell & Reed through a tax-free spin-off to Torchmark shareholders. Each Torchmark shareholder of record on October 23, 1998 received a total of .3018 Waddell & Reed shares per Torchmark share. After the spin-off, Torchmark retained no further ownership interest in Waddell & Reed. As a result of the transaction, Torchmark incurred $54 million in expenses related to the spin-off, the majority of which was $50 million of corporate Federal income tax resulting from the distribution of a portion of the policyholder surplus account of a Torchmark life subsidiary.

  Torchmark has accounted for the spin-off of Waddell & Reed as a disposal of a segment. Accordingly, Torchmark's financial statements for 1998 and all prior periods were modified to present the net assets and operating results of Waddell & Reed as discontinued operations of the disposed segment. The $54 million expense of the spin-off is included in discontinued operations under the caption "Loss on Disposal." The distribution of the Waddell & Reed shares resulted in a reduction in Torchmark's shareholders' equity in the approximate amount of $174 million, consisting of the equity in Waddell & Reed, net of the 36% minority interest.

  Torchmark's share of Waddell & Reed's earnings for 1998 was $48 million after reduction for the minority interest during the period subsequent to the initial public offering but before the spin-off. This compares with $77 million for 1997, when Torchmark owned 100% of Waddell & Reed for the entire period.

  Sale of Family Service. On June 1, 1998, Torchmark sold Family Service to an unaffiliated insurance carrier. Family Service, which was acquired in 1990, is a preneed funeral insurer but has not issued any new policies since 1995. Consideration for the sale was $140 million in cash. Torchmark recorded a pretax realized loss on the sale of approximately $14 million, but incurred a tax expense on the transaction of $9 million for a total after-tax loss of $23 million. In connection with the sale, Torchmark agreed to continue to service the policies in force of Family Service for five years from the sale date for a fee of $2 million per year plus certain variable processing costs. During 1997, Family Service accounted for $57 million in revenues and $7.7 million in pretax income. Through May, 1998, Family Service contributed $25 million in revenues and $5.8 million in pretax income. Invested assets were $778 million and total assets were $828 million at the date of the sale.

  Summary of Operating Results. Torchmark's management computes a classification of income called "net operating income." Net operating income is the measure of income Torchmark's management focuses on to evaluate the performance of the operations of the company. It differs from net income as reported in the financial statements in that it excludes unusual and nonrecurring income or loss items which distort operating trends. It also excludes discontinued operations.

  The following items were excluded from net income as reported in Torchmark's financial statements in order to compute net operating income:

  1) Realized investment gains and losses and the related adjustment to deferred acquisition costs, net of tax;

  2) Net income or loss from the discontinued operations of Waddell & Reed, including the $54 million nonrecurring expenses of the spin-off;

  3)  Torchmark's pro rata share of the income or losses related to Vesta;

  4) The nonrecurring loss from the redemption by Torchmark of its debt in the second quarter of 1998 in the amount of $5 million net of tax;

  5) A one-time gain on the sale of equipment (included in other income) in the after-tax amount of $3.3 million; and

  6) The effect of a change in accounting principle which modified the accounting for an interest rate swap instrument, increasing net income in the after-tax amount of $16.1 million.

  Additionally, in 1999, Torchmark entered into a life insurance marketing arrangement with a third party, discussed more fully under the caption Life Insurance on page 20 of this report. This agreement contained certain cash guarantees to the third party which would not be recoverable by Torchmark based on test marketing results. Accordingly, Torchmark recorded a nonrecurring after-tax operating charge of $13 million, or $.10 per diluted share in 1999. Because this was an unusual one-time charge, net operating income has been presented before the charge for comparability.

  A reconciliation of net operating income to net income on a per diluted share basis is as follows:

                   Reconciliation of Per Share Net Operating
                        Income to Reported Net Income*

                                                            1999   1998   1997
                                                            -----  -----  -----
   Net operating income before nonrecurring charge........  $2.55  $2.29  $1.94
   Nonrecurring charge....................................   (.10)    --     --
                                                            -----  -----  -----
    Net operating income..................................   2.45   2.29   1.94
   Realized investment losses, net of tax.................   (.54)  (.36)  (.17)
   Gain on sale of equipment, net of tax..................    .02     --     --
   Equity in Vesta earnings (losses), net of tax..........     --   (.12)   .07
   Discontinued operations of Waddell & Reed, net of tax..   (.01)  (.04)   .55
   Loss on redemption of debt, net of tax.................     --   (.04)    --
   Change in accounting principle, net of tax.............    .12     --     --
                                                            -----  -----  -----
    Net income............................................  $2.04  $1.73  $2.39
                                                            =====  =====  =====

--------
* Diluted share basis

  Realized investment losses in 1999 in the after-tax amount of $72 million included a $41 million after- tax loss from the sale of real estate and a $19 million after-tax loss from the sale of fixed maturities, which are discussed on page 29 of this report under the caption Investments. Realized losses in 1999 also included a $12 million after-tax loss from the reduction in value of Torchmark's interest rate swap relating to its MIPS, as discussed under the caption Capital Resources on page 32 of this report.

  Realized investment losses in 1998, which were $51 million net of tax, included a $23 million after-tax loss from the sale of Family Service, a $24 million after-tax loss on the writedown of Torchmark's Vesta holdings, and a $3 million after-tax loss from the sale of a portion of the Vesta holdings. Losses in 1997, in the after-tax amount of $24 million, were primarily a result of intentional sales of fixed-maturity investments at a loss to offset current and prior-year taxable gains.

  The Vesta transactions are discussed on page 35 and the redemption of Torchmark debt is discussed under the caption Capital Resources on page 32 of this report. The change in accounting principle is discussed in Note 15-- Change in Accounting Principle to the Consolidated Financial Statements on page 64 of this report.

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

  A comparison of Torchmark's basic and diluted earnings per share is as follows:

                        Earnings and Earnings Per Share
           (Dollar amounts in thousands, except for per share data)

                                                          For the Year Ended
                                                             December 31,
                                                      --------------------------
                                                        1999     1998     1997
                                                      -------- -------- --------
   Net operating income before nonrecurring charge:
    Amount..........................................  $341,167 $324,315 $273,730
    Per Share:
    Basic...........................................      2.56     2.32     1.97
    Diluted.........................................      2.55     2.29     1.94
   Net operating income:
    Amount..........................................   327,744  324,315  273,730
    Per Share:
    Basic...........................................      2.46     2.32     1.97
    Diluted.........................................      2.45     2.29     1.94
   Net income:
    Amount..........................................   273,956  244,441  337,743
    Per Share:
    Basic...........................................      2.06     1.75     2.43
    Diluted.........................................      2.04     1.73     2.39

  Torchmark's revenues were $2.23 billion in 1999, an increase of 3% over 1998 revenues of $2.16 billion. Revenues rose 4% in 1998 over 1997 revenues of $2.07 million. After adjustment for realized investment gains and losses in each year, revenues grew 5% in 1999 from $2.22 billion in 1998 to $2.33 billion. They also rose 5% in 1998 over the prior year. Total premium rose $130 million, or 7%, to $1.88 billion in 1999. Total premium increased 5% in 1998 to $1.75 billion. Life insurance premium rose 6% in 1999 to $1.02 billion, an increase of $59 million. Health premium in 1999 rose 9%, an increase of $65 million to $825 million. Net investment income declined $12 million, or 3%, in 1999 due primarily to the sale of Family Service. Life premium increased 5% to $960 million and health premium grew 3% to $760 million in 1998. Net investment income increased 7% in 1998 to $460 million.

  Other operating expenses have declined in each of the years 1997 through 1999. They declined from $120 million in 1997 to $117 million in 1998 and to $115 million in 1999. Other operating expenses as a percentage of revenues, excluding realized gains and losses, declined in each period and were 4.9% in 1999, 5.3% in 1998, and 5.7% in 1997. Other operating expenses consist of insurance administrative expenses and expenses of the parent company. The components of Torchmark's revenues and operations are described in more detail in the discussion of Insurance and Investment segments found on pages 20 through 31 of this report.

  The following table is a summary of Torchmark's continuing net operating income. Insurance underwriting income is defined by Torchmark management as premium income less net policy obligations, commissions, acquisition expenses, and insurance administrative expenses plus other income. Excess investment income is defined as tax-equivalent net investment income reduced by the interest credited to net policy liabilities and financing costs. Financing costs include the interest on Torchmark's debt and the net cost of the Monthly Income Preferred Securities ("MIPS").

                        Summary of Net Operating Income
                         (Dollar amounts in thousands)

                               1999              1998              1997
                          ----------------  ----------------  ----------------
                                     % of              % of              % of
                           Amount    Total   Amount    Total   Amount    Total
                          ---------  -----  ---------  -----  ---------  -----
Insurance underwriting
 income before other
 income and administra-
 tive expenses:
  Life................... $ 263,269   60.5% $ 252,556   60.8% $ 241,038   60.0%
  Health.................   144,632   33.3    139,445   33.6    141,540   35.3
  Annuity................    26,831    6.2     23,423    5.6     19,025    4.7
  Other..................       -0-               -0-                 7
                          ---------  -----  ---------  -----  ---------  -----
 Total ..................   434,732  100.0%   415,424  100.0%   401,610  100.0%
                                     =====             =====             =====
 Other income............     3,348             4,488             3,141
 Administrative expenses.  (104,903)         (102,559)         (101,950)
                          ---------         ---------         ---------
Insurance underwriting
 income excluding
 Family Service..........   333,177           317,353           302,801
Insurance underwriting
 income--Family Service..       -0-             1,393             3,685

Excess investment income
 (tax equivalent basis)..   215,387           206,119           143,476
Corporate expense........   (10,166)          (12,061)          (13,953)
Goodwill amortization....   (12,075)          (12,075)          (12,074)
Tax equivalency adjust-
 ment....................   (11,487)          (11,143)           (9,951)
                          ---------         ---------         ---------
 Pretax net operating in-
  come...................   514,836           489,586           413,984
Income tax...............  (173,669)         (165,271)         (140,254)
                          ---------         ---------         ---------
 Net operating income be-
  fore nonrecurring
  charge.................   341,167           324,315           273,730
Nonrecurring charge, net
 of tax..................   (13,423)              -0-               -0-
                          ---------         ---------         ---------
 Net operating income.... $ 327,744         $ 324,315         $ 273,730
                          =========         =========         =========
 Net operating income be-
  fore nonrecurring
  charge per diluted
  share.................. $    2.55         $    2.29         $    1.94
                          =========         =========         =========
 Net operating income per
  diluted share.......... $    2.45         $    2.29         $    1.94
                          =========         =========         =========

  On a per share basis, Torchmark's net operating income before nonrecurring charge grew 11% in 1999 and 18% in 1998. Excluding the proceeds from the public offering of Waddell & Reed, the increase for 1998 would have been 10%.

  In total dollars, Torchmark's net operating income before nonrecurring charge rose 5% in 1999 after an 18% increase in 1998. Contributing to the growth in net operating income were gains in insurance underwriting income and excess investment income. Excluding Family Service, insurance underwriting income rose 5% in 1999 to $333 million and 5% in 1998 to $317 million. Excess investment income also rose in both 1998 and 1999 as a result of lower policy requirements in 1999, increased investment income in 1998, and lower financing costs in both years. Torchmark's core operations are segmented into insurance underwriting operations and investment operations. Insurance underwriting activities are further segmented into life insurance, health insurance, and annuity product groups. A detailed discussion of each of Torchmark's segments follows.

  Life insurance. Life insurance is Torchmark's largest segment, with life premium representing 54% of total premium and with life underwriting income before other income, administrative expense, and nonrecurring charge, representing 61% of the total. Life insurance products provide higher underwriting margins and a larger asset base resulting from higher reserve levels. A larger asset base provides Torchmark the opportunity to increase investment income.

  Family Service was sold on June 1, 1998. Comparisons of 1997 through 1999 in the following discussions of Torchmark's life insurance operations exclude Family Service.

  Life insurance premium rose 6% in 1999 to $1.02 billion from $957 million in 1998. Life premium increased 6% in 1998. Sales of life insurance, in terms of annualized premium, were $257 million in 1999, increasing 5% over 1998 sales of $244 million. This compares with 6% growth in 1998 sales over 1997. Annualized life premium in force was $1.13 billion at December 31, 1999, compared with $1.06 billion at 1998 year end, an increase of 6%. Annualized premium in force grew 6% in 1998 from $1.00 billion at year-end 1997. Annualized premium in force and issued data includes amounts collected on certain interest-sensitive life products which are not recorded as premium income but excludes single-premium income and policy account charges.

  Life insurance products are marketed through a variety of distribution channels. The following table presents life insurance premium by distribution method during each of the three years ended December 31, 1999.

                                LIFE INSURANCE
                        Premium by Distribution Method
                         (Dollar amounts in thousands)

                                    1999             1998            1997
                              ----------------  --------------  --------------
                                         % of            % of            % of
                                Amount   Total   Amount  Total   Amount  Total
                              ---------- -----  -------- -----  -------- -----
Liberty National Exclusive
 Agency...................... $  288,330  28.3% $282,389  29.5% $280,519  31.1%
Direct Response..............    245,824  24.1   221,371  23.1   195,393  21.7
American Income Exclusive
 Agency......................    217,367  21.3   204,310  21.3   190,681  21.2
Military Independent Agency..    104,590  10.3    92,204   9.6    79,631   8.8
United Investors Agency......     84,098   8.3    80,376   8.4    77,986   8.7
United American Independent
 Agency......................     37,375   3.7    36,925   3.9    36,810   4.1
United American Exclusive
 Agency......................     19,318   1.9    18,798   2.0    18,243   2.0
Other........................     21,399   2.1    20,901   2.2    21,924   2.4
                              ---------- -----  -------- -----  -------- -----
                              $1,018,301 100.0% $957,274 100.0% $901,187 100.0%
                              ========== =====  ======== =====  ======== =====

  Direct Response marketing is conducted through direct mail, co-op mailings, television and consumer magazine advertising, and direct mail solicitations endorsed by groups, unions and associations. It markets a line of life products primarily to juveniles and adults with face amounts of less than $10 thousand on average. The Direct Response operation is characterized by lower acquisition costs than Torchmark's agency-based marketing systems. In each of the three years 1997 through 1999, this distribution center had Torchmark's highest growth in life insurance premium in dollar amount. It accounted for over 24% of Torchmark's life insurance premium during 1999. Direct Response premium was $246 million in 1999, increasing 11% over 1998 premium of $221 million. Direct Response life premium in 1998 grew 13% over 1997 premium of $195 million.

  Annualized premium sold by the Direct Response operation was $96 million in 1999, increasing 3% over 1998 sales of $94 million. Sales in 1998 rose 18% over 1997 sales of $79 million. Sales growth declined as compared with previous years due in part to the withdrawal from the under-age 40 adult direct mail market because of unfavorable financial results from that segment. Direct mail sales to ages 40 to 50 were interrupted for part of the year while those products were repriced to improve their financial results. The annualized life premium issued by the Direct Response group represented over 37% of Torchmark's total life sales in 1999. Direct Response annualized life premium in force rose 9% to $283 million at December 31, 1999 from $260 million a year earlier. At December 31, 1999, Direct Response life annualized premium in force was second only to that of the Liberty National Exclusive Agency. Direct Response life insurance annualized premium in force grew 12% in 1998.

  In addition to growth in life insurance sales and premium, the Direct Response operation has promoted growth in some of Torchmark's agent-based distribution channels through marketing support. This support includes providing sales leads and assisting in agent recruiting. This assistance has contributed indirectly to the growth in premium in other Torchmark distribution agencies. For example, Direct Response marketing support indirectly contributed to the increase in health sales by the United American Exclusive Agency through its assistance in the agent recruiting process and by providing leads to the agents.

  The Liberty National Exclusive Agency distribution system represented Torchmark's largest contribution to life insurance premium income in each of the three years presented, with 1999 premium of $288 million representing 28% of total life premium. The annualized life premium in force of the Liberty Agency was $307 million at year-end 1999, compared with $298 million and $299 million at year-end 1998 and 1997, respectively. Life premium sales, in terms of annualized premium issued, grew 13% during 1999 to $51 million. This $6 million increase in annualized life premium sales by the Liberty National Agency was Torchmark's largest in dollar amount, accounting for 47% of the growth in annualized life premium issued. Life sales in this agency rose 5% in 1998 to $46 million, representing a turnaround in sales growth from a 5% decline in sales in 1997. The turnaround in sales growth in the Liberty Agency was largely attributable to growth in the number of agents. Liberty's agents rose from a count of 1,750 agents at year-end 1997 to 1,829 agents at year-end 1998, an increase of 5%. They further increased 4% to 1,902 at year-end 1999. Improved agent recruitment efforts and training programs which help improve agent retention have been responsible for the new agent growth. Additionally, training programs have been employed to improve the retention of recruited agents. Agency productivity has also increased in 1999, as average sales per agent rose 9% over the prior year. Management believes that the continued recruiting of new agents and the retention of productive agents are critical to the continued growth of sales in controlled agency distribution systems.

  The American Income Exclusive Agency is a distribution system that focuses on members of labor unions, credit unions, and other associations for its life insurance sales. It is a high margin business characterized by lower policy obligation ratios. At December 31, 1999, premium from this system accounted for 21% of Torchmark's total life premium. In 1999, American Income's premium increased 6% to $217 million, after having risen 7% in 1998 to $204 million. Annualized life premium in force was $231 million at year-end 1999, an increase of 7% over 1998 premium in force of $216 million. Annualized life premium in force rose 6% in 1998 and 8% in 1997. Sales, in terms of annualized premium issued, were $54 million in 1999, $54 million in 1998, and $55 million in 1997, declining 3% in 1998 but increasing 1% in 1999. Growth in sales of this agency is dependent on the growth in the number of agents. An 8% decline in agent count was experienced in 1998 to 1,222 agents at December 31, 1998, and a further decline in the first half of 1999 resulted in 1,160 agents at June 30, 1999. However, changes in American Income's marketing organization were implemented in 1999 to reverse the decline in the number of agents. As a result, the American Income agency had 1,197 agents at year-end 1999, an increase of 3% in agents over June, 1999. Management continues to make changes to American Income's marketing organization to improve agent recruiting, retention, and productivity in order to increase the size of this agency.

  Another of Torchmark's distribution channels for life insurance is a nationwide independent agency whose sales force is comprised of former commissioned and noncommissioned military officers who sell exclusively to commissioned and noncommissioned military officers and their families. This business consists of whole life products with term insurance riders and is characterized by extremely low lapse rates. Life premium income from this distribution system grew 13% to $105 million in 1999. Premium for this agency rose 16% to $92 million in 1998. These premium increases represented the largest percentage growth in life premium of any Torchmark distribution channel in 1999 or 1998. Annualized life premium in force for the Military distribution system grew 13% in 1999 to $111 million, after having increased 15% to $99 million in 1998. In both years this distribution system produced the greatest amount of growth in annualized life premium in force on a percentage basis. A major factor in this growth of in-force premium relates to the very high persistency associated with this business. Annualized premium sold during 1999 by this agency was $17 million, flat with 1998 sales of $17 million. Sales in 1998 gained 7% over sales of $16 million in 1997.

  The United Investors Agency is made up of Waddell & Reed sales representatives, who market the life insurance products of United Investors Life under a marketing agreement with Waddell & Reed. This agency accounted for 8% of Torchmark's life premium in 1999. Premium income rose 5% in 1999 to $84 million, following a 3% increase in 1998 to $80 million. Sales, in terms of annualized premium issued, were $16 million in 1999, increasing 1% over 1998 sales. However, 1998 sales of $15 million rose 50% over 1997 sales of $10 million. Annualized life premium in force increased 6% to $106 million at December 31, 1999, representing 9% of Torchmark's total life premium in force. In addition to the growth in life insurance sales, this agency has also increased production of variable life collections in 1999 from $18 million in 1998 to $32 million in 1999, an increase of 77%. Variable life collections rose almost fourfold in 1998. Although variable life collections are not included in premium in force data, they are indicative of growth in the variable life account balance. Indirectly, they add to premium revenue through the policy account charges for insurance coverage and administration as the account balance grows.

  The United American Independent and Exclusive Agencies represented about 6% of total life premium in 1999. On a combined basis, life premium rose 2% to $57 million in 1999 after a 1% increase in 1998. Premium for these agencies increased 12% in 1997 to $55 million. Annualized life premium issued in 1999 was $19 million, increasing 25% over 1998 issues of $15 million.

                                LIFE INSURANCE
                              Summary of Results
                         (Dollar amounts in thousands)

                                 1999               1998               1997
                          ------------------- ------------------ ------------------
                                       % of               % of               % of
                            Amount    Premium  Amount    Premium  Amount    Premium
                          ----------  ------- ---------  ------- ---------  -------
Premium and policy
 charges................  $1,018,301   100.0% $ 957,274   100.0% $ 901,187   100.0%
Policy obligations......     666,122    65.4    618,867    64.7    574,139    63.7
Required reserve
 interest...............    (229,287)  (22.5)  (215,185)  (22.5)  (199,339)  (22.1)
                          ----------   -----  ---------   -----  ---------   -----
 Net policy obligations.     436,835    42.9    403,682    42.2    374,800    41.6
Commissions and premium
 taxes..................      56,341     5.5     57,364     6.0     55,019     6.1
Amortization of
 acquisition costs......     170,444    16.7    158,298    16.5    149,358    16.6
Required interest on
 deferred acquisition
 costs..................      91,412     9.0     85,374     8.9     80,972     9.0
                          ----------   -----  ---------   -----  ---------   -----
 Total expense..........     755,032    74.1    704,718    73.6    660,149    73.3
                          ----------   -----  ---------   -----  ---------   -----
Insurance underwriting
 income before other
 income and
 administrative
 expenses, excluding
 Family Service and
 nonrecurring charge....     263,269    25.9%   252,556    26.4%   241,038    26.7%
                                       =====              =====              =====
Family Service insurance
 underwriting income
 before other income and
 administrative
 expenses...............         -0-              2,187              5,650
                          ----------          ---------          ---------

Nonrecurring charge.....     (20,650)               -0-                -0-


Insurance underwriting
 income before other
 income and
 administrative
 expenses...............  $  242,619          $ 254,743          $ 246,688
                          ==========          =========          =========

  In the third quarter of 1999, Reader's Digest Association and Torchmark entered into an agreement to market Torchmark life insurance products to certain Reader's Digest customers. These products were marketed through Torchmark's Direct Response operation, and required Torchmark to guarantee specified compensation to Reader's Digest, regardless of marketing success. Test marketing began in the fourth quarter of 1999. The less than favorable results from these tests indicated that it would be unlikely that Torchmark would recover the full amount of compensation guaranteed to Reader's Digest under the terms of the agreement. As a result, Torchmark recorded a nonrecurring operating charge of $21 million in the fourth quarter of 1999. This charge represented $13 million after tax or $.10 per diluted share. Torchmark intends to maintain its relationship with Reader's Digest and to use its subscriber lists in selective marketing of Torchmark insurance products. Because of the nonrecurring charge, Torchmark will only incur its normal solicitation costs on future business and will have no further costs related to the guaranteed compensation.

  Life insurance gross margins have been presented in the above table to remove the effect of Family Service underwriting income and the nonrecurring charge, which distort comparisons. Excluding these items, gross margins, as indicated by insurance underwriting income before other income and administrative expense, increased 4% in 1999 to $263 million after having risen 5% in 1998 to $253 million. As a percentage of life insurance premium, life insurance gross margins were 26% in both 1999 and 1998, as compared with 27% in 1997. Slight increases in mortality have been experienced in both 1999 and 1998 over the prior year, resulting in increased obligation ratios. Fluctuations in mortality are normal in the life insurance industry and are not indicative of a trend.

  Health Insurance. Torchmark markets its supplemental health insurance products through a number of distribution channels. The following table indicates health insurance premium income during each of the three years ended December 31, 1999 by distribution method.

                               HEALTH INSURANCE
                        Premium by Distribution Method
                         (Dollar amounts in thousands)

                                    1999             1998            1997
                               ---------------  --------------  --------------
                                         % of            % of            % of
                                Amount   Total   Amount  Total   Amount  Total
                               --------- -----  -------- -----  -------- -----
United American Independent
 Agency....................... $ 427,023  51.8% $417,556  54.9% $428,775  58.0%
United American Exclusive
 Agency.......................   194,594  23.6   150,602  19.8   132,426  17.9
Liberty National Exclusive
 Agency.......................   143,857  17.4   135,861  17.9   125,701  17.0
American Income Exclusive
 Agency.......................    47,564   5.8    47,074   6.2    46,116   6.2
Direct Response...............    11,778   1.4     8,817   1.2     6,467   0.9
                               --------- -----  -------- -----  -------- -----
                               $ 824,816 100.0% $759,910 100.0% $739,485 100.0%
                               ========= =====  ======== =====  ======== =====

  Premium for the health insurance segment increased 9% to $825 million in 1999 over 1998 premium of $760 million. In 1998, health premium rose 3%. Annualized health premium in force grew 11% to $884 million at December 31, 1999 over the previous year-end balance of $797 million. Health premium in force rose 5% during 1998. Sales of health insurance, in terms of annualized premium issued, were $193 million in 1999, increasing 39% over 1998 sales of $139 million. Sales in 1998 grew 30% over the prior year. Sales of health insurance have accelerated greatly in the past three years due to increases in sales of Medicare Supplement policies. Prior to 1997, Torchmark had not experienced year-over-year sales growth in health insurance for five years.

  Health products sold by Torchmark insurance companies include Medicare Supplement, cancer, long-term care, and other under-age-65 limited-benefit supplemental medical and hospitalization products. As a percentage of annualized health premium in force at December 31, 1999, Medicare Supplement accounted for 71%, cancer 17%, and other health products 11%. The table below presents Torchmark's health insurance annualized premium in force by major product category at December 31, 1999 and for the two preceding years.

                               HEALTH INSURANCE
                    Annualized Premium in Force by Product
                         (Dollar amounts in thousands)

                                               At December 31,
                                -----------------------------------------------
                                     1999             1998            1997
                                ---------------  --------------  --------------
                                          % of            % of            % of
                                 Amount   Total   Amount  Total   Amount  Total
                                --------- -----  -------- -----  -------- -----
Medicare Supplement............ $ 630,915  71.3% $553,737  69.5% $522,054  68.5%
Cancer.........................   153,777  17.4   144,900  18.2   137,640  18.1
Other..........................    99,666  11.3    98,226  12.3   102,358  13.4
                                --------- -----  -------- -----  -------- -----
  Total........................ $ 884,358 100.0% $796,863 100.0% $762,052 100.0%
                                ========= =====  ======== =====  ======== =====

  Medicare Supplement insurance is sold primarily by the United American Exclusive Agency and the United American Independent Agency. Health sales in both agencies have grown significantly in the past three years. The Exclusive Agency sold $103 million in annualized health premium in 1999, a 60% increase over the prior year. Health sales for this agency rose 62% in 1998 to $64 million. This agency accounted for $44 million of the $65 million in health premium growth in 1999. It also was instrumental in health annualized premium growth in both 1999 and 1998, accounting for $58 million of the $87 million growth during 1999 in in-force premium and adding $31 million to annualized health premium in force in 1998. The United American Exclusive Agency represented 26% of Torchmark's annualized health premium in force at December 31, 1999, compared with 22% a year earlier. One factor in the growth in Medicare Supplement sales in the United American Exclusive Agency is the targeted marketing support provided by the Direct Response operation.

  The United American Independent Agency continues to represent the largest amount of Torchmark's health premium in force. The agency's $444 million of annualized health premium in force at December 31, 1999, of which $418 million was Medicare Supplement premium in force, was 50% of Torchmark's total health premium in force. This agency increased annualized health premium in force over the previous year for the first time at year-end 1999 since 1992. Health sales by the United American Independent Agency, in terms of annualized premium issued, were $68 million in 1999, a 35% increase over 1998. Sales rose 18% to $51 million in 1998.

  Medicare Supplement policies are highly regulated at both the federal and state levels with standardized benefit plans, limits on first year agent compensation, and mandated minimum loss ratios. However, they remain a popular supplemental health policy with the country's large and growing group of Medicare beneficiaries. About 85% of all Medicare beneficiaries have Medicare Supplements to cover at least some of the deductibles and coinsurance for which the federal Medicare program does not pay. During the last few years, Torchmark has focused on developing its United American Exclusive Agency to serve this market. Using the Direct Response operation, targeted marketing support and increased agent recruiting have led to increased sales. Because of loss ratio regulation, underwriting margins on Medicare Supplements are less than on Torchmark's life business. However, due to United American's low cost, service-oriented customer service and claims administration, as well as its economies of scale, it is a profitable line of business.

  Until recently the primary competition for Medicare Supplement sales had come from Medicare health maintenance organizations (HMO's), the managed care alternative to traditional fee-for-service Medicare which eliminated the need for a supplemental policy. However, in the last few years, growing public dissatisfaction with managed care, increased medical cost inflation and increased Federal Government regulatory pressures on Medicare HMO's have caused an increasing number of HMO's to withdraw from the market, reducing that competition. Other regulatory issues continue to affect the Medicare Supplement market. Medical cost inflation and changes to the Medicare program cause the need for annual rate increases, which generally require state insurance department approval. In addition, Congress and the Federal Administration have begun studying ways to restructure the Medicare program in the future as it is anticipated that the program could be insolvent within the next decade. This would occur because of the growth in the number of "baby boomers" becoming eligible for Medicare during that period and increasing medical cost inflation generally due to increased utilization. Therefore, it is likely that changes will be made to the Medicare program at sometime in the future. However, regardless of proposed changes, it appears that there will continue to be an important role for private insurers in helping senior citizens cover their healthcare costs. As a result, Medicare Supplements should continue as a popular product for senior-age consumers.

  Cancer insurance premium in force grew 6% in 1999 to $154 million, compared with 5% growth in 1998. Sales of this product rose 4% in 1999 to $11 million from $10 million. Sales in 1997 were also $11 million. Growth in cancer annualized premium in force has been partially attributable to premium rate increases to offset increased health care costs. Cancer insurance products are sold primarily by the Liberty National Exclusive Agency. This agency represented 85% of Torchmark's total cancer annualized premium in force at December 31, 1999.

  Annualized premium in force for other health products gained 1% in 1999 to $100 million, after declining 4% in 1998. Other health sales rose 13% in 1999 to $30 million, after having declined 15% in 1998.

                               HEALTH INSURANCE
                              Summary of Results
                         (Dollar amounts in thousands)

                                1999              1998              1997
                          ----------------- ----------------- -----------------
                                     % of              % of              % of
                           Amount   Premium  Amount   Premium  Amount   Premium
                          --------  ------- --------  ------- --------  -------
Premium.................. $824,816   100.0% $759,910   100.0% $739,485   100.0%
Policy obligations.......  535,901    65.0   482,496    63.5   462,967    62.6
Required reserve inter-
 est.....................  (17,383)   (2.1)  (20,440)   (2.7)  (21,644)   (2.9)
                          --------   -----  --------   -----  --------   -----
Net policy obligations...  518,518    62.9   462,056    60.8   441,323    59.7
Commissions and premium
 taxes...................   84,913    10.3    87,828    11.5    87,069    11.8
Amortization of acquisi-
 tion costs..............   64,046     7.8    59,208     7.8    58,473     7.9
Required interest on de-
 ferred acquisition
 costs...................   12,707     1.5    11,373     1.5    11,080     1.5
                          --------   -----  --------   -----  --------   -----
 Total expense...........  680,184    82.5   620,465    81.6   597,945    80.9
                          --------   -----  --------   -----  --------   -----
Insurance underwriting
 income before other
 income and
 administrative expenses. $144,632    17.5% $139,445    18.4% $141,540    19.1%
                          ========   =====  ========   =====  ========   =====

  Health insurance underwriting income before other income and administrative expense rose 4% in 1999 to $145 million, after having declined 1% in 1998. As a percentage of premium, underwriting income before other income and administrative expense declined 1% in both of the years 1999 and 1998 from the prior year, respectively. Margins have lagged premium growth because of higher obligation costs. Medicare Supplement margins are restrained by the federally mandated minimum loss ratio of 65% and by competition. Cancer obligation ratios have increased in each year because of healthcare inflationary pressures. To the extent management is able to obtain timely and adequate premium rate increases from regulatory authorities to offset these cost increases, margins may be stabilized on cancer business. Torchmark continues to seek such rate increases.

  Annuities. Annuity products are marketed by Torchmark to service a variety of needs, including retirement income and long-term, tax-deferred growth opportunities. Torchmark's annuities are sold almost entirely by the United Investors Agency. This Agency consists of the Waddell & Reed sales force which markets United Investors annuities and other products under a marketing agreement. In 1999, this Agency collected $403 million of Torchmark's total $464 million in annuity collections, or 87%. The United Investors Agency accounted for almost 99% of total annuity policy charges in 1999. Annuities are also marketed by the United American Independent Agency, which collected $56 million in annuity deposits in 1999.

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

                            Annuity Deposit Balances     Annuity Collections
                           -------------------------- --------------------------
                               (Dollar amounts in         (Dollar amounts in
                                   millions)                  thousands)
                             1999     1998     1997     1999     1998     1997
                           -------- -------- -------- -------- -------- --------
Fixed..................... $  677.5 $  647.3 $  611.0 $ 71,696 $ 64,687 $ 76,930
Variable..................  3,274.9  2,343.5  1,821.2  392,769  299,005  247,446
                           -------- -------- -------- -------- -------- --------
 Total.................... $3,952.4 $2,990.8 $2,432.2 $464,465 $363,692 $324,376
                           ======== ======== ======== ======== ======== ========

  Collections of fixed annuity premium were $72 million in 1999, compared with $65 million in 1998, an increase of 11%. Fixed annuity premium collections declined 16% in 1998 from $77 million in 1997. Management believes that the interest-rate environment is a primary factor in the sales of fixed annuities. The low-interest rate environment of 1998 contributed to the lower sales as alternative investments grew more attractive. In 1999, as interest rates increased, fixed annuities became more desirable relative to alternative investments. The fixed annuity deposit balance increased 5% in 1999 to $677 million at year end. It rose 6% in the prior year from $611 million at year-end 1997 to $647 million at the end of 1998.

  During 1998, Torchmark sold Family Service, a wholly-owned provider of funeral preneed annuities. While the sale of these preneed annuities had been discontinued in 1995, this block of fixed annuities remained on deposit until Family was sold. At the date of sale, this deposit balance was approximately $396 million.

  Variable annuity collections were $393 million in 1999, increasing 31% over the prior year. Variable collections rose 21% to $299 million in 1998. The strength in financial markets has had a positive influence on sales of variable annuities in all of the years 1997 through 1999.

  The variable annuity account balance continues to experience rapid growth. The variable account balance rose 40% in 1999 from $2.3 billion at December 31, 1998 to $3.3 billion at year-end 1999. This balance had previously increased 29% in 1998 and 32% in 1997. Strong financial markets in all of these periods contributed greatly to the growth. Variable accounts are valued based on the market values of the underlying securities. The additional collections in each year also added to the balances.

                                   ANNUITIES
                              Summary of Results
                         (Dollar amounts in thousands)

                                                    1999      1998      1997
                                                  --------  --------  --------
   Policy charges................................ $ 40,969  $ 33,594  $ 27,426
   Policy obligations............................   34,524    34,662    34,631
   Required reserve interest.....................  (40,991)  (42,171)  (41,551)
                                                  --------  --------  --------
     Net policy obligations......................   (6,467)   (7,509)   (6,920)
   Commissions and premium taxes.................      759       510       710
   Amortization of acquisition costs.............   13,310    11,561     9,660
   Required interest on deferred acquisition
    costs........................................    6,536     5,609     4,951
                                                  --------  --------  --------
     Total expense...............................   14,138    10,171     8,401
                                                  --------  --------  --------
   Insurance underwriting income before other
    income
    and administrative expenses, excluding Family
    Service......................................   26,831    23,423    19,025
   Family Service insurance underwriting income
    before
    other income and administrative expenses.....      -0-        98       305
                                                  --------  --------  --------
   Insurance underwriting income before other
    income
    and administrative expenses.................. $ 26,831  $ 23,521  $ 19,330
                                                  ========  ========  ========

  Annuity underwriting income excluding Family Service and before other income and administrative expense has grown steadily throughout each of the years 1997 through 1999, increasing 15% to $27 million in 1999 and 23% to $23 million in 1998 over the respective prior year. Policy charges have also grown in each period, rising 22% in both 1999 and 1998. Growth in policy charges is primarily related to the growth in the size of the account balance, but is also attributable to the increase in the number of annuity contracts in force and the cumulative effect of the growth in sales over the past few years upon which the sales charge is based.

  Investments. The following table summarizes Torchmark's investment income and excess investment income.

                     Analysis of Excess Investment Income
                         (Dollar amounts in thousands)

                                              1999        1998        1997
                                           ----------  ----------  ----------
   Net investment income..................  $ 447,337  $  459,558  $  429,116
   Tax equivalency adjustment.............     11,487      11,143       9,951
                                           ----------  ----------  ----------
    Tax equivalent investment income......    458,824     470,701     439,067
   Required interest on net insurance
    policy liabilities:
    Interest on reserves..................   (287,661)   (296,696)   (308,632)
    Interest on deferred acquisition
     costs................................    110,655     103,481     100,096
                                           ----------  ----------  ----------
      Net required........................   (177,006)   (193,215)   (208,536)
   Financing costs........................    (66,431)    (71,367)    (87,055)
                                           ----------  ----------  ----------
   Excess investment income............... $  215,387  $  206,119  $  143,476
                                           ==========  ==========  ==========
   Mean invested assets (at amortized
    cost)................................. $6,319,465  $6,353,279  $6,058,037
   Average net insurance policy
    liabilities...........................  3,066,351   3,261,982   3,468,702
   Average debt (including MIPS)..........    965,728   1,000,063   1,062,543

  Excess investment income represents the profit margin attributable to investment operations and cash flow management. It is defined as tax-equivalent investment income reduced by the interest cost credited to net policy liabilities and the interest cost associated with capital funding or "financing costs." Excess investment income is increased in a number of ways: an increase in investment yields over the rates credited to policyholders' liabilities or in relationship to the rates applicable to Torchmark debt, growth in invested assets in relation to policy liabilities and debt, and the efficient use of capital resources and cash flow.

  Net investment income declined 3% in 1999 to $447 million after rising 7% to $460 million in 1998 and 7% to $429 million in 1997. On a tax-equivalent basis, in which the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities, investment income declined 3% in 1999 after rising 7% in both 1998 and 1997. The 1999 decline in investment income was a result of the sale of Family Service in the second quarter of 1998 and repurchases of Torchmark Stock since late 1998. The Family Service sale resulted in the investment of approximately $140 million proceeds, producing an additional $10 million of investment income in 1999, compared with incremental investment income of $6 million in 1998. However, the 1998 tax-equivalent net investment income also included $22 million earned on Family Service assets which were not includable in 1999. The Family Service sale also negatively impacted 1998 net investment income as 1997 tax-equivalent net investment income included $54 million on Family Service assets held for the entire year.

  Mean invested assets, computed based on book values, were flat in 1999, compared with the year 1998. The growth in 1999 invested assets from reinvested cash flows were essentially offset by the loss of Family Service's $778 million in invested assets when compared with the prior year. In spite of the loss of Family Service's invested assets in 1998, mean invested assets increased 5% during 1998 over the prior year. This increase was largely due to the receipt of $481 million in proceeds from the Waddell & Reed stock offering in early 1998, offset to some extent by the sale of investments to repay debt and to acquire Torchmark stock.

  Excess investment income increased 5% in 1999 and 44% in 1998 because the increases in excess investment income were greater than the growth in net investment income. While the 1998 sale of Family Service caused a reduction in 1998 and 1999 investment income, it had little effect on excess investment income comparisons in either 1999 or 1998. The reduction in required interest on Family Service's policy liabilities offset the loss in investment income. The 1999 increase in excess investment income resulted primarily from decreased financing costs. The $63 million increase in 1998 excess investment income resulted primarily from the proceeds of the Waddell & Reed offering which provided Torchmark with additional funds to invest or to apply to outstanding debt. Additionally, there was $7 million of interest income on an internal financing with Waddell & Reed included in 1998 income. Also in 1998, Torchmark essentially refinanced $380 million principal amount of its long-term debt with either short-term debt or with sales of lower-yielding investments, saving an average of 350 basis points in 1998 financing costs.

  During 1999, Torchmark entered into two transactions to dispose of the majority of its investment real estate. The first transaction closed in July, 1999 and the other closed in October, 1999. Total consideration for the combined transactions was $123 million of which $111 million was cash. The real estate dispositions resulted in an after-tax loss of $41 million. After the sales, Torchmark retained $16 million in investment real estate, of which $8 million was represented by properties partially occupied by Torchmark subsidiaries.

  In addition to the real estate capital losses, Torchmark has also generated $19 million in after-tax losses during 1999 from the planned sale of fixed maturities. These losses allowed Torchmark to carry back and recover capital gains taxes paid in prior years. Realized losses also included a $12 million after-tax loss from the decline in market value on the interest-rate swap associated with Torchmark's MIPS, discussed in more depth under the caption Capital Resources found on page 33 of this discussion.

  With the steady increase in interest rates during 1999, new investments of corporate bonds afforded higher returns each successive quarter, and the 1999 average yield on fixed maturity purchases was the highest it had been since 1992. Acquisitions in fixed maturity securities totaled $2.1 billion in 1999 and $1.8 billion in 1998. The 1999 acquisitions were made at an effective compounded yield of 7.54%, compared with an effective compounded yield of 7.26% for the prior year. The yields equate to nominal yields on acquisitions of 7.38% and 7.13% for 1999 and 1998, respectively.

  During 1999, the yield curve "flattened" with short-term yields approaching long-term yields. In fact, the yield curve "inverted" in early 2000, with short-term yields exceeding long-term yields. This flattening allowed the purchase of new investments at higher yields with shorter maturities as compared with 1998. The average life of acquired securities was 14.9 years in 1999, compared with 20.7 years in 1998 and 13.3 years in 1997. In the fourth quarter of 1999, the average life of acquired securities was 8.8 years.

  Although 1999 acquisitions were made at a higher average yield than in the past six years, the new investment yield was slightly below the average yield of the portfolio, resulting in a 3 basis point decline in the nominal portfolio yield at year-end 1999. At December 31, 1999, the fixed-maturity portfolio had an estimated nominal yield of 7.39%, compared with 7.42% in 1998 and 7.49% in 1997. The average life of the portfolio was 12.7 years at year-end 1999, increasing from 8.8 years at year-end 1998 and 8.0 years at the year-end 1997. Duration also rose at 1999 year end to 6.2 years from the 5.7 year level at the end of 1998 and 5.1 year level at the end of 1997. The increase in average life and duration was impacted primarily by the purchase of securities with longer maturities than the prior year average maturity.

  Emphasis continues to be on marketable, high and medium quality investments. Approximately 92% of invested assets are fixed-maturity securities, and 94% of these holdings are rated investment grade by Standard & Poor's. The NAIC considers 95% of the portfolio investment grade. While the portfolio is highly marketable, its value fluctuates with changes in interest rates. The portfolio's unrealized loss of $275 million at year-end 1999 compares with unrealized gains of $249 million and $213 million at year ends 1998 and 1997, respectively. A considerable portion of the portfolio is expected to repay or mature within the next several years, as indicated by the following table.

                                                                   1999   1998
                                                                   -----  -----
      Short terms and under 1 year................................   4.2%   7.8%
      2-5 years...................................................  13.6   23.8
      6-10 years..................................................  39.7   31.8
      11-15 years.................................................  11.0    9.0
      16-20 years.................................................   5.8    3.8
      Over 20 years...............................................  25.7   23.8
                                                                   -----  -----
                                                                   100.0% 100.0%
                                                                   =====  =====

  Because Torchmark emphasizes fixed-maturity investments, the percentage holdings of Torchmark's investments by type vary considerably from industry averages. The following table presents Torchmark's components of invested assets compared with the latest industry data:

                                                     Torchmark
                                                --------------------
                                                    Amount            Industry %
                                                (in thousands)   %       (1)
                                                -------------- -----  ----------
   Bonds & short terms.........................   $5,779,982    93.3%    74.5%
   Equities....................................       29,189      .5      5.0
   Mortgage loans..............................       94,599     1.5     11.5
   Real estate.................................       16,379      .3      1.5
   Policy loans................................      244,607     4.0      5.6
   Other invested assets.......................       23,054      .4      1.9
                                                  ----------   -----    -----
                                                  $6,187,810   100.0%   100.0%
                                                  ==========   =====    =====

--------
(1) Latest data available from the American Council of Life Insurance.

  Market Risk Sensitivity. Market risk is a risk that the value of a security will change because of a change in market conditions. Torchmark's primary exposure to market risk is interest rate risk which is the risk that a change in a security's value could occur because of a change in interest rates. This risk is significant to Torchmark's investment portfolio because its fixed-income holdings amount to 92% of total investments. The effects of these interest rate fluctuations on fixed investments are reflected on an after-tax basis in Torchmark's shareholders' equity because these investments are marked to market.

  The actual interest rate risk to Torchmark is reduced because the effect that changes in rates have on assets is offset by the effect they have on insurance liabilities and on debt. Interest assumptions are used to compute the majority of Torchmark's insurance liabilities. These liabilities, net of deferred acquisition costs, were $3.4 billion at December 31, 1999, compared with fixed-income investments of $6.0 billion at amortized cost at the same date. Because of the long-term nature of insurance liabilities, temporary changes in value caused by rate fluctuations have little bearing on ultimate obligations. These liabilities are not marked to market.

  Market risk is managed in a manner consistent with Torchmark's investment objectives. Torchmark seeks to maintain a portfolio of high-quality fixed-maturity assets that may be sold in response to changing market conditions. A significant change in the level of interest rates, changes in credit quality of individual securities, or changes in the relative values of a security or asset sector are the primary factors that influence such sales. Occasionally, the need to raise cash for various operating commitments may also necessitate the sale of a security. Volatility in the value of Torchmark's fixed-income holdings is reduced by maintaining a relatively short-term portfolio, of which 18% matures within five years and 58% matures within ten years. Also, the portfolio and market conditions are constantly evaluated for appropriate action.

  No derivative instruments are used to manage Torchmark's exposure to market risk in the investment portfolio. An interest-rate swap instrument was entered into to allow Torchmark to participate in the downward trend in interest rates in connection with its MIPS as discussed in the Notes to the Consolidated Financial Statements on page 64 of this report and in Capital Resources on page 33 of this report. A cap instrument was also entered into to protect Torchmark from the market risk on an increase in rates associated with the swap on this security. This cap expired during 1999.

  The liability for Torchmark's insurance policy obligations is computed using interest assumptions, some of which are contractually guaranteed. A reduction in market interest rates of a permanent nature could cause investment return to fall below amounts guaranteed. Torchmark's insurance companies participate in the cash flow testing procedures imposed by statutory insurance regulations, the purpose of which is to insure that such liabilities are adequate to meet the company's obligations under a variety of interest rate scenarios. Those procedures indicate that Torchmark's insurance policy liabilities, when considered in light of the assets held with respect to such liabilities and the investment income expected to be received on such assets, are adequate to meet the obligations and expenses of Torchmark's insurance activities in all but the most extreme circumstances.

  The following table illustrates the market risk sensitivity of Torchmark's interest-rate sensitive fixed-maturity portfolio at December 31, 1999 and December 31, 1998. This table measures the effect of a change in interest rates (as represented by the U.S. Treasury curve) on the fair value of Torchmark's fixed-maturity portfolio. The data is prepared through a model that measures the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points. It takes into account the effect that special option features such as call options, put options, and unscheduled repayments would have on the portfolio, given the changes in rates. The valuation of these option features is dependent upon assumptions about future interest rate volatility that are based on past performance.

                         Market Value of
                    Fixed-Maturity Portfolio
                          ($ millions)
                    -------------------------
          Change
            in
         Interest
          Rates
           (in           At           At
          basis     December 31, December 31,
         points)        1999         1998
         --------   ------------ ------------
           -200        $6,455       $6,476
           -100         6,055        6,108
              0         5,680        5,768
            100         5,332        5,450
            200         5,012        5,147

                              FINANCIAL CONDITION

  Liquidity. Torchmark's liquidity relates to its ability to meet on demand the cash commitments required by its business operations and financial obligations. Torchmark's liquidity is very strong, as evidenced by its three sources of liquidity: its positive cash flow from operations, its portfolio of marketable securities, and its line of credit facility.

  Torchmark's insurance operations generate positive cash flows in excess of its immediate needs. Cash flows provided from operations were $512 million in 1999, compared with $389 million in 1998 and $410 million in 1997. In addition to operating cash flows, Torchmark received $413 million in investment maturities and repayments during 1999, adding to available cash flows. Such repayments were $474 million in 1998 and $513 million in 1997. Cash flows in excess of immediate requirements are used to build an investment base to fund future requirements.

  Torchmark's cash and short-term investments were $115 million at December 31, 1999, compared with $81 million at year-end 1998. In addition to these highly liquid assets, Torchmark has a portfolio of marketable fixed and equity securities, which are available for sale should the need arise. These securities had a value of $5.7 billion at December 31, 1999.

  Torchmark has a line of credit facility with a group of lenders which allows unsecured borrowings up to a specified maximum amount. The maximum amount on this facility was $600 million at December 31, 1999. Interest is charged at variable rates for borrowings. This line of credit is further designated as a backup credit line for a commercial paper program not to exceed $600 million, whereby Torchmark may borrow from either the credit line or issue commercial paper at any time but may not borrow in excess of a total of $600 million on the combined facilities. At December 31, 1999, $420 million in face amount of commercial paper was outstanding and there were no borrowings on the line of credit. A fee is charged on the entire $600 million facility. In accordance with the agreements, Torchmark is subject to certain covenants regarding capitalization and earnings. At December 31, 1999, Torchmark was in full compliance with these covenants.

  Liquidity of the parent company is affected by the ability of the subsidiaries to pay dividends. Dividends are paid by subsidiaries to the parent in order to meet its dividend payments on common and preferred stock, interest and principal repayment requirements on parent-company debt, and operating expenses of the parent company. These requirements have declined in both 1999 and 1998 from the respective prior year. Dividends from insurance subsidiaries of Torchmark are limited to the greater of statutory net gain from operations, excluding capital gains and losses, on an annual noncumulative basis, or 10% of surplus, in the absence of special approval. Distributions are not permitted in excess of statutory net worth. Subsidiaries are also subject to certain minimum capital requirements. Although these restrictions exist, dividend availability from subsidiaries has been and is expected to be more than adequate for parent company operations. During the year 2000, a maximum amount of $192 million will be available to Torchmark from insurance subsidiaries without regulatory approval.

  Capital Resources. Torchmark's capital structure consists of long and short-term debt, MIPS, and shareholders' equity. Torchmark's debt consists primarily of its funded debt and its commercial paper facility. An analysis of Torchmark's funded debt outstanding at year-ends 1999 and 1998 on the basis of par value was as follows:

                                                         1999          1998
                                                     ------------- -------------
                                                       Principal     Principal
                                          Year          Amount        Amount
      Instrument                          Due  Rate  ($ thousands) ($ thousands)
      ----------                          ---- ----- ------------- -------------
   Senior Debentures..................... 2009 8 1/4   $ 99,450      $ 99,450
   Notes................................. 2023 7 7/8    200,000       200,000
   Notes................................. 2013 7 3/8    100,000       100,000
                                                       --------      --------
   Total funded debt.....................               399,450       399,450
   Debt held by subsidiaries.............               (22,318)      (10,828)
                                                       --------      --------
   Long-term debt........................              $377,132      $388,622
                                                       ========      ========

  The carrying value of the funded debt was $372 million at December 31, 1999, compared with $383 million a year earlier.

  Through its insurance subsidiaries, Torchmark has reacquired a portion of its funded debt in the open market. In 1999, $7.5 million principal amount of its 7 7/8% Notes due 2023 were acquired at a cost of $7.9 million. Also in 1999, $4.0 million principal amount of its 7 3/8% Notes due 2013 were purchased for $4.1 million. In 1998, Torchmark bought $10.8 million of its 7 7/8% Notes at a price of $10.6 million. Insurance company holdings in the funded debt reduce consolidated debt outstanding.

  During 1998, Torchmark received approximately $481 million in intercompany note repayments from Waddell & Reed as a result of their initial public offering. Torchmark utilized a portion of these funds to pay down funded debt. It also took advantage of the lower interest rate environment in 1998 to refinance existing funded debt at lower short-term rates. In early 1998, Torchmark repaid $20 million principal amount on its 8 5/8% Sinking Fund Debentures due in 2017, of which $8 million was a mandatory redemption and $12 million was an optional repayment under the terms of the agreement. On April 1, 1998, Torchmark called the remaining $160 million principal balance of this debt at the prevailing call price of 103.76, or $166 million. A loss on the redemption of debt was recorded in the second quarter of 1998 in the after-tax amount of $5 million, representing the difference between the total call price and the carrying value of $158 million. In addition to the call, Torchmark's 9 5/8% Senior Notes, principal amount $200 million, matured on May 1, 1998. Torchmark borrowed on its commercial paper facility to repay the Sinking Fund Debentures that were called and to repay its Senior Notes upon maturity with accrued interest, in the combined amount of $377 million.

  During 1997, Torchmark repaid $20 million principal amount on its Sinking Fund Debentures due in 2017, of which $8 million was a mandatory redemption and $12 million was an optional repayment under the terms of the agreement.

  The MIPS were issued in November, 1994 at a redemption amount of $200 million with an annual dividend rate of 9.18%. They are subject to a mandatory redemption in full at September 30, 2024, although Torchmark may elect to extend the MIPS for up to an additional 20 years if certain conditions are met. They are currently redeemable at Torchmark's option at any time. While Torchmark is obligated to pay dividends at a fixed rate of 9.18%, Torchmark has in place a ten-year interest-rate swap agreement with an unaffiliated party. The swap agreement calls for Torchmark to pay a variable rate on the $200 million face amount in exchange for payment of the fixed dividend by the other party. The swap expires in 2004. Torchmark is at risk on this instrument for higher financing costs to the extent interest rates rise during the remaining term. At December 31, 1999, the variable rate was 7.0%. During 1999, Torchmark's after-tax dividend cost for the MIPS was $9.2 million, compared with $11.9 million that would have been incurred without the swap. Torchmark's after-tax cost in 1998 was $9.8 million and in 1997 was $9.9 million, saving $2.1 million and $2.0 million in each of those years, respectively.

  Effective January 1, 1999, Torchmark changed its method of accounting for the swap agreement to recognize changes in its fair value, net of tax, as realized investment gains or losses. This method of accounting for such instruments was believed to be preferable under the guidance established by Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts ("SFAS 80") and the Securities and Exchange Commission. Previously, Torchmark accounted for the swap using hedge accounting under SFAS 80. The after-tax cumulative effect of the change at January 1, 1999 was $16.1 million (net of income taxes of $8.7 million). The effect of the change on the twelve months ended December 31, 1999 was to increase realized losses by $11.7 million ($.09 per diluted share), excluding the cumulative effect of the change in accounting principal. Market value of the swap at December 31, 1999 was $6.7 million.

  During July, 1999, Torchmark filed with the Securities and Exchange Commission a Form S-3 Registration Statement for the shelf registration of capital securities in an aggregate face amount of $300 million. Proceeds from the issuance of any such capital securities could be used for the possible purchase of Torchmark securities, for working capital, for the repayment of debt, for acquisitions, or for any other general corporate purpose or business opportunity.

  Short-term debt consists primarily of Torchmark's commercial paper outstanding. The commercial paper balance outstanding at December 31, 1999 was $418 million at carrying value, compared with a balance of $355 million a year earlier. The commercial paper borrowing balance fluctuates based on Torchmark's current cash needs. As previously noted, Torchmark essentially refinanced $360 million face amount of funded debt in 1998 with additional short-term borrowings. These borrowings were offset somewhat by the use of $82 million in Waddell & Reed offering proceeds for repayment.

  Total debt as a percentage of total capitalization was 25% at December 31, 1999. In the computation of this ratio, the MIPS are counted as equity and the effect of fluctuations in security values based on changes in interest rates in financial markets are excluded. This debt-to-capitalization ratio was 24% at year-end 1998 and 31% at year-end 1997. The increase in the debt-to-capitalization ratio at year-end 1999 was caused by the increase in short-term borrowings. The 1998 decline in this ratio resulted primarily from the funded debt paydowns, net of the increase in short-term debt. The debt-to-capitalization ratio was also favorably impacted by the net increase in Torchmark's shareholders' equity resulting from the Waddell & Reed offering and spin-off. Torchmark's ratio of earnings before interest, taxes and discontinued operations to interest requirements was 8.7 in 1999, compared with 8.9 in 1998 and 6.5 in 1997. Torchmark's interest expense declined 7% to $52 million in 1999, largely as a result of lower average debt than in 1998. There was also a larger proportion of short-term debt in 1999 compared with the prior year, resulting in lower borrowing costs. In 1998, interest expense declined 22% to $56 million primarily because of the funded debt paydowns.

  Torchmark resumed its share buyback program in November, 1998 after completion of the Waddell & Reed spin-off. Torchmark purchased 6.7 million shares on the open market at a cost of $222 million in 1999. Purchases of 3.4 million shares were made in late 1998 at a cost of $126 million. During 1997, Torchmark acquired 5.2 million shares at a cost of $183 million. Torchmark will continue to make share purchases under its share repurchase program on the open market when prices are attractive. Share purchases could have a favorable impact on earnings per share and return on equity, but negatively affect book value per share.

  On November 15, 1999, Torchmark executed a stock option exercise and restoration program through which 80 Torchmark directors and employees exercised vested stock options and received a reduced number of replacement options at the current market price. This program resulted in the issuance of
1.8 million shares, but over 1.3 million of the new shares were immediately sold by the directors and employees through the open market to cover the cost of the purchased shares and the related taxes. As a result of the restoration program, management's ownership interest increased, and Torchmark received a significant current tax benefit from the exercise of the options.

  Shareholders' equity declined 12% to $1.99 billion at December 31, 1999. Shareholders' equity rose 17% in 1998, from $1.93 billion at year-end 1997 to $2.26 billion at year-end 1998. The 1999 decrease was impacted by the decrease in the value of the fixed-maturity portfolio due to increases in interest rates in the financial markets. The 1998 growth in shareholders' equity was greatly impacted by the Waddell & Reed offering and spin-off in that year. Proceeds from the March, 1998 offering added $516 million to Torchmark's shareholders' equity, but equity was reduced by $90 million of minority interest at the time of the offering representing the 36% of Waddell & Reed that Torchmark no longer owned. Additionally, the November, 1998 spin-off caused a reduction in Torchmark's equity of $174 million, representing its carrying value of Waddell & Reed at the time of the spin. Book value per share was $15.10 at 1999 year end, compared with $16.51 at year-end 1998. After adjusting for the impact on shareholders' equity for security value fluctuations due to changes in interest rates in financial markets, shareholders' equity rose from $2.11 billion at year-end 1998 to $2.15 billion at year-end 1999. Book value per share was $16.32 at year-end 1999, an increase of 6% over $15.43 at year-end 1998. Return on common shareholders' equity was 16.2% in 1999, compared with 15.1% in 1998. The return-on-equity ratios exclude the mark up or down of shareholders' equity for changes in security values caused by fluctuations in market interest rates. They are also computed on a basis of net operating income before nonrecurring charge, as defined on page 16 through 17 of this report.

                                  OTHER ITEMS

  Transactions Regarding Vesta Insurance Group. Since 1993, Torchmark has held a passive investment in Vesta, a property insurance carrier. Torchmark held
5.1 million shares of Vesta stock, or approximately 28% of the outstanding shares of Vesta, until December, 1998. Torchmark carried its investment in Vesta during this period on the equity method of accounting. In June, 1998, Vesta announced that (a) an investigation of accounting irregularities that occurred during the fourth quarter of 1997 and the first quarter of 1998 would result in an aggregate $14 million net after-tax reduction in previously reported net income, and, in addition, that (b) it would restate its historical financial statements for the period of 1993 through the first quarter of 1998, reflecting reductions in reported net after-tax earnings of $49 million for the period of 1993 through 1997 and $10 million for the first quarter of 1998. To reflect its pro rata share of Vesta's cumulative reported financial corrections, Torchmark recorded a pre-tax charge of $20 million ($13 million after tax) or $.09 per diluted share in the second quarter of 1998. As a result of the announcements relating to Vesta and the decline in value of Vesta stock, Vesta is currently subject to numerous class action lawsuits in state and Federal courts filed subsequent to such announcements.

  In the fourth quarter of 1998, Torchmark announced its intention to dispose of its holdings in Vesta and to sell Vesta shares under satisfactory terms. In December, 1998, Torchmark sold 680 thousand Vesta shares at a price of $4.75 per share, recording a loss of $3 million after tax. In 1999, Vesta filed a registration statement with the Securities and Exchange Commission for the public offering of its shares held by Torchmark. To facilitate the registration of Vesta shares, Torchmark reacquired the previously sold 680 thousand shares at a price of $5 per share. On November 5, 1999, the registration statement was filed by Vesta to offer all of Torchmark's holdings in Vesta.

  Because of its intention to dispose of Vesta, Torchmark wrote its carrying value of Vesta down to net realizable amount effective September 30, 1998. The adjustment produced an after-tax realized loss of $24 million, or $.17 per diluted Torchmark share. Net realizable value was $32 million at December 31, 1998. During 1998, Torchmark recorded a pretax loss of $27 million ($18 million after tax or $.13 per diluted share) on Vesta operations, including its pro rata share of Vesta's cumulative accounting corrections.

  During the first quarter of 1999, the two Torchmark directors who occupied seats on the Vesta Board of Directors resigned from those Vesta seats. Due to the vacating of the Vesta board seats and the absence of significant influence regarding Vesta, Torchmark discontinued the equity method of accounting for Vesta and has included Vesta in equity securities at market value subsequent to December 31, 1998. Torchmark carried Vesta at a value of $20 million at December 31, 1999.

  Litigation. Torchmark and its subsidiaries continue to be named as parties to pending or threatened litigation, most of which involves punitive damage claims based upon allegations of agent misconduct at Liberty National in Alabama. Such punitive damage claims are tried in Alabama state courts where any punitive damage litigation may have the potential for significant adverse results. It is impossible to predict the extent of punitive damages that may be awarded if liability is found in any given case, since punitive damages in Alabama are based upon the compensatory damages (including mental anguish) awarded and the discretion of the jury in awarding compensatory damages is not precisely defined. It is thus difficult to predict with certainty the liability of Torchmark or its subsidiaries in any given case because of the unpredictable nature of this type of litigation. Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, contingent liabilities arising from threatened and pending litigation are not presently considered by management to be material.

                             NEW ACCOUNTING RULES

  Accounting for Derivative Instruments and Hedging Activities (FASB Statement No. 133), as amended by FASB Statement No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application of all of the provisions of this statement encouraged. Early adoption of selective provisions is prohibited. Prior periods may not be restated for comparability.

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

  Management believes that Statement 133 will have an immaterial impact on Torchmark's financial statements. Other than the interest rate swap on its MIPs, which is carried at fair market value, Torchmark's use of derivatives is limited.

              Item 8. Financial Statements and Supplementary Data

                                                                           Page
                                                                           ----
Independent Auditors' Reports.............................................  38
Consolidated Financial Statements:
 Consolidated Balance Sheet at December 31, 1999 and 1998.................  40
 Consolidated Statement of Operations for each of the years in the three-
  year period ended December 31, 1999.....................................  41
 Consolidated Statement of Comprehensive Income for each of the years in the three-year period ended December 31, 1999...........................  43
 Consolidated Statement of Shareholders' Equity for each of the years in the three-year period ended December 31, 1999...........................  44
 Consolidated Statement of Cash Flow for each of the years in the three-
  year period ended December 31, 1999.....................................  45
 Notes to Consolidated Financial Statements...............................  47

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Torchmark Corporation
Birmingham, Alabama

  We have audited the accompanying consolidated balance sheet of Torchmark Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flow for the year then ended. Our audit also included the financial statement schedules listed in the Index at Item 14 as of and for the year ended December 31, 1999. These financial statements and financial statement schedules are the responsibility of Torchmark's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, such 1999 consolidated financial statements present fairly, in all material respects, the financial position of Torchmark Corporation and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such 1999 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Dallas, Texas
January 28, 2000

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Torchmark Corporation
Birmingham, Alabama

  We have audited the consolidated financial statements of Torchmark Corporation and subsidiaries as listed in Item 8 as of and for the years ended December 31, 1998 and December 31, 1997. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in Item 14(a) as of and for the years ended December 31, 1998 and December 31, 1997. These consolidated financial statements and financial statement schedules are the responsibility of Torchmark's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Torchmark Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                             KPMG LLP

Birmingham, Alabama
January 29, 1999 except
for Note 18 which is
as of February 10, 1999

                             TORCHMARK CORPORATION
                           CONSOLIDATED BALANCE SHEET
              (Dollar amounts in thousands except per share data)

                                                           December 31,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
Assets:
 Investments:
  Fixed maturities--available for sale, at fair value
   (cost: 1999--$5,954,697; 1998--$5,519,772) ....... $ 5,679,795  $ 5,768,447
  Equity securities, at fair value (cost: 1999--
   $37,121; 1998--$2,256)............................      29,189        9,843
  Mortgage loans on real estate, at cost (estimated
   fair value: 1999--$94,716; 1998--$124,191)........      94,599      124,072
  Investment real estate, at cost (less allowance for
   depreciation: 1999--$19,490; 1998--$40,828).......      16,379      164,644
  Policy loans.......................................     244,607      233,765
  Other long-term investments........................      23,054       35,976
  Short-term investments.............................     100,187       75,844
                                                      -----------  -----------
   Total investments.................................   6,187,810    6,412,591
 Cash ...............................................      14,441        4,920
 Investment in unconsolidated subsidiaries...........         -0-       31,510
 Accrued investment income...........................     112,475       99,279
 Other receivables...................................      53,458      130,279
 Deferred acquisition costs..........................   1,741,570    1,502,511
 Value of insurance purchased........................     151,752      170,640
 Property and equipment, net of accumulated
  depreciation.......................................      38,761       39,080
 Goodwill............................................     402,584      414,658
 Other assets........................................      15,138       18,298
 Separate account assets.............................   3,413,675    2,425,262
                                                      -----------  -----------
   Total assets...................................... $12,131,664  $11,249,028
                                                      ===========  ===========
Liabilities:
 Future policy benefits.............................. $ 4,869,241  $ 4,595,567
 Unearned and advance premiums.......................      85,344       85,923
 Policy claims and other benefits payable............     215,923      194,965
 Other policyholders' funds..........................      81,919       81,568
                                                      -----------  -----------
   Total policy liabilities..........................   5,252,427    4,958,023
 Accrued income taxes................................     309,271      511,311
 Other liabilities...................................     179,681      162,831
 Short-term debt.....................................     418,394      355,392
 Long-term debt (estimated fair value: 1999--
  $378,046; 1998--$430,431)..........................     371,555      383,422
 Separate account liabilities........................   3,413,675    2,425,262
                                                      -----------  -----------
   Total liabilities.................................   9,945,003    8,796,241
Monthly income preferred securities
 (estimated fair value: 1999--$193,040; 1998--
 $205,040)...........................................     193,324      193,259
Shareholders' equity:
 Preferred stock, par value $1 per share--Authorized
  5,000,000 shares; outstanding: -0- in 1999 and in
  1998...............................................         -0-          -0-
 Common stock, par value $1 per share--Authorized
  320,000,000 shares; outstanding: 147,800,908
  issued, less 15,804,640 held in treasury in 1999
  and 10,951,933 held in treasury in 1998 ...........     147,801      147,801
 Additional paid-in capital..........................     622,318      610,925
 Accumulated other comprehensive income (loss).......    (174,222)     144,501
 Retained earnings...................................   1,910,487    1,707,933
 Treasury stock......................................    (513,047)    (351,632)
                                                      -----------  -----------
   Total shareholders' equity........................   1,993,337    2,259,528
                                                      -----------  -----------
   Total liabilities and shareholders' equity........ $12,131,664  $11,249,028
                                                      ===========  ===========

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Amounts in thousands except per share data)

                                                 Year Ended December 31,
                                             ----------------------------------
                                                1999        1998        1997
                                             ----------  ----------  ----------
Revenue:
 Life premium..............................  $1,018,301  $  959,766  $  909,992
 Health premium............................     824,816     759,910     739,485
 Other premium.............................      40,969      33,954      28,527
                                             ----------  ----------  ----------
   Total premium...........................   1,884,086   1,753,630   1,678,004
 Net investment income.....................     447,337     459,558     429,116
 Realized investment losses................    (110,971)    (57,637)    (36,979)
 Other income..............................       6,443       2,325         962
                                             ----------  ----------  ----------
   Total revenue...........................   2,226,895   2,157,876   2,071,103
Benefits and expenses:
 Life policyholder benefits................     666,122     625,272     591,867
 Health policyholder benefits..............     535,901     482,496     462,967
 Other policyholder benefits...............      34,524      42,508      54,066
                                             ----------  ----------  ----------
   Total policyholder benefits.............   1,236,547   1,150,276   1,108,900
 Amortization of deferred acquisition
  costs....................................     247,800     231,024     224,738
 Commissions and premium taxes.............     160,655     143,747     141,296
 Other operating expense...................     115,069     117,438     120,233
 Amortization of goodwill..................      12,075      12,075      12,074
 Interest expense..........................      52,341      56,325      71,863
                                             ----------  ----------  ----------
   Total benefits and expenses.............   1,824,487   1,710,885   1,679,104
Income from continuing operations before
 income taxes, equity in earnings of Vesta,
 extraordinary item, and cumulative effect
 of change in accounting principle.........     402,408     446,991     391,999
Income taxes...............................    (134,320)   (154,338)   (138,409)
Equity in earnings (losses) of Vesta.......         -0-      (6,866)     16,714
Adjustment to carrying value of Vesta......         -0-     (20,234)        -0-
Monthly income preferred securities
 dividend (net of tax).....................      (9,158)     (9,777)     (9,875)
                                             ----------  ----------  ----------
   Net income from continuing operations...     258,930     255,776     260,429
Discontinued operations of Waddell & Reed:
 Income from operations (less applicable
  income tax expense of $42,932 in 1998 and
  $40,081 in 1997).........................         -0-      47,868      77,314
 Loss on disposal (less applicable income
  tax benefit of $571 in 1999 and including
  income tax of $49,840 in 1998)...........      (1,060)    (54,241)        -0-
                                             ----------  ----------  ----------
   Net income before extraordinary item and
    cumulative effect of change in
    accounting principle...................     257,870     249,403     337,743
Loss on redemption of debt (less applicable
 income tax benefit of $2,672).............         -0-      (4,962)        -0-
                                             ----------  ----------  ----------
   Net income before cumulative effect of
    change in accounting principle.........     257,870     244,441     337,743
Cumulative effect of change in accounting
 principle (less applicable income tax
 expense of $8,661)........................      16,086         -0-         -0-
                                             ----------  ----------  ----------
   Net income..............................  $  273,956  $  244,441  $  337,743
                                             ==========  ==========  ==========


                                  (Continued)

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
               CONSOLIDATED STATEMENT OF OPERATIONS--(Continued)
                  (Amounts in thousands except per share data)

                                                               Year Ended
                                                              December 31,
                                                            -------------------
                                                            1999   1998   1997
                                                            -----  -----  -----
Basic net income per share:
 Continuing operations..................................... $1.95  $1.83  $1.87
 Discontinued operations of Waddell & Reed:
  Net income from operations...............................   -0-    .34    .56
  Loss on disposal.........................................  (.01)  (.39)   -0-
                                                            -----  -----  -----
 Net income before extraordinary item and cumulative effect
  of change in accounting principle........................  1.94   1.78   2.43
  Loss on redemption of debt...............................   -0-   (.03)   -0-
                                                            -----  -----  -----
 Net income before cumulative effect of change in
  accounting principle.....................................  1.94   1.75   2.43
  Cumulative effect of change in accounting principle......   .12    -0-    -0-
                                                            -----  -----  -----
   Net income.............................................. $2.06  $1.75  $2.43
                                                            =====  =====  =====
Diluted net income per share:
 Continuing operations..................................... $1.93  $1.81  $1.84
 Discontinued operations of Waddell & Reed:
  Net income from operations...............................   -0-    .34    .55
  Loss on disposal.........................................  (.01)  (.38)   -0-
                                                            -----  -----  -----
 Net income before extraordinary item and cumulative effect
  of change in accounting principle........................  1.92   1.77   2.39
  Loss on redemption of debt...............................   -0-   (.04)   -0-
                                                            -----  -----  -----
 Net income before cumulative effect of change in
  accounting principle.....................................  1.92   1.73   2.39
  Cumulative effect of change in accounting principle......   .12    -0-    -0-
                                                            -----  -----  -----
   Net income.............................................. $2.04  $1.73  $2.39
                                                            =====  =====  =====


          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                                   Year Ended December 31,
                                                 -----------------------------
                                                   1999       1998      1997
                                                 ---------  --------  --------
Net income...................................... $ 273,956  $244,441  $337,743
Other comprehensive income:
  Unrealized investment gains (losses):
   Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising
     during period..............................  (568,398)   54,217   125,820
    Reclassification adjustment for (gains)
     losses on securities included in net
     income.....................................    29,930     8,519    29,967
    Reclassification adjustment for amortization
     of (discount) and premium..................    (1,266)   (2,999)   (2,751)
    Foreign exchange adjustment on securities
     marked to market...........................    (1,159)    1,958     1,373
                                                 ---------  --------  --------
   Unrealized gains (losses) on securities......  (540,893)   61,695   154,409
   Unrealized gains (losses) on other
    investments.................................        81    (7,551)     (398)
   Unrealized gains (losses) on deferred
    acquisition costs...........................    48,380    (3,092)  (13,324)
                                                 ---------  --------  --------
    Total unrealized investment gains (losses)..  (492,432)   51,052   140,687
    Applicable tax..............................   171,760   (17,524)  (49,447)
                                                 ---------  --------  --------
  Unrealized investment gains (losses), net of
   tax..........................................  (320,672)   33,528    91,240
  Foreign exchange translation adjustments,
   other than securities........................     1,949    (2,081)   (1,585)
    Applicable tax..............................       -0-       -0-       -0-
                                                 ---------  --------  --------
  Foreign exchange translation adjustments, net
   of tax.......................................     1,949    (2,081)   (1,585)
  Unrealized gains (losses) on discontinued
   operations...................................       -0-   (12,100)    1,062
    Applicable tax..............................       -0-     4,235      (372)
                                                 ---------  --------  --------
  Unrealized gains (losses) on discontinued
   operations, net of tax.......................       -0-    (7,865)      690
                                                 ---------  --------  --------
Other comprehensive income (loss)...............  (318,723)   23,582    90,345
                                                 ---------  --------  --------
    Comprehensive income (loss)................. $ (44,767) $268,023  $428,088
                                                 =========  ========  ========




          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  (Amounts in thousands except per share data)

                                                                 Accumulated
                                                     Additional     Other                                Total
                                 Preferred  Common    Paid-in   Comprehensive  Retained   Treasury   Shareholders'
                                   Stock    Stock     Capital   Income (Loss)  Earnings     Stock       Equity
                                 --------- --------  ---------- ------------- ----------  ---------  -------------
Year Ended December 31, 1997
Balance at January 1, 1997.....    $ -0-   $ 73,784   $141,701    $  46,581   $1,549,391  $(182,114)  $1,629,343
Comprehensive income...........                                      90,345      337,743                 428,088
Common dividends declared
 ($0.585 a share)..............                                                  (81,793)                (81,793)
Two-for-one stock split in the
 form of a dividend............              73,784                              (73,784)                    -0-
Acquisition of treasury stock--
 common........................                                                            (182,903)    (182,903)
Exercise of stock options......                 281     44,011                   (36,776)   130,466      137,982
Grant of discounted options....                            372                                               372
Grant of deferred options......                          1,647                                             1,647
                                   -----   --------   --------    ---------   ----------  ---------   ----------
 Balance at December 31, 1997..      -0-    147,849    187,731      136,926    1,694,781   (234,551)   1,932,736
Year Ended December 31, 1998
Comprehensive income...........                                      23,582      244,441                 268,023
Common dividends declared
 ($0.58 a share)...............                                                  (73,304)                (73,304)
Proceeds from Waddell & Reed
 initial public offering.......                        516,138                                           516,138
Distribution of Waddell & Reed.                                                 (174,113)               (174,113)
Minority interest--Waddell
 & Reed initial public
 offering......................                        (90,484)                                          (90,484)
Sale of Family Service.........                                     (16,007)      16,007                     -0-
Acquisition of treasury stock--
 common........................                                                            (125,875)    (125,875)
Grant of deferred stock
 options.......................                            319                                               319
Grant of restricted stock......                         (4,958)                    1,428      3,530          -0-
Conversion of restricted stock
 to Waddell & Reed shares......                 (48)        48                                               -0-
Expense of restricted stock
 grants and options............                            865                                               865
Exercise of stock options......                          1,266                    (1,307)     5,264        5,223
                                   -----   --------   --------    ---------   ----------  ---------   ----------
 Balance at December 31, 1998..      -0-    147,801    610,925      144,501    1,707,933   (351,632)   2,259,528
Year Ended December 31, 1999
Comprehensive loss.............                                    (318,723)     273,956                 (44,767)
Common dividends declared
 ($0.36 a share)...............                                                  (47,739)                (47,739)
Acquisition of treasury stock--
 common........................                                                            (221,878)    (221,878)
Grant of deferred stock
 options.......................                            482                                               482
Lapse of restricted stock
 grant.........................                            364                                 (364)         -0-
Expense of restricted stock
 grants and options............                            797                                               797
Exercise of stock options......                          9,750                   (23,663)    60,827       46,914
                                   -----   --------   --------    ---------   ----------  ---------   ----------
 Balance at December 31, 1999..    $ -0-   $147,801   $622,318    $(174,222)  $1,910,487  $(513,047)  $1,993,337
                                   =====   ========   ========    =========   ==========  =========   ==========

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOW
                             (Amounts in thousands)

                                                   Year ended December 31,
                                                 ------------------------------
                                                   1999      1998       1997
                                                 --------  ---------  ---------
Net income.....................................  $273,956  $ 244,441  $ 337,743
Adjustments to reconcile net income to cash
 provided from operations:
  Increase in future policy benefits...........   206,724    173,593    147,207
  Increase (decrease) in other policy benefits.    20,730    (30,593)    10,096
  Deferral of policy acquisition costs.........  (419,590)  (356,493)  (328,086)
  Amortization of deferred policy acquisition
   costs.......................................   247,800    231,024    224,738
  Change in accrued income taxes...............   (30,434)    86,670     87,590
  Depreciation.................................     8,840      7,934      8,038
  Realized (gains) losses on sale of
   investments,
   subsidiaries, and properties................   110,971     57,637     36,979
  Change in accounts payable and other
   liabilities.................................    43,930      3,753     (6,119)
  Change in receivables........................    70,119    (20,331)   (14,368)
  Change in payables and receivables of
   unconsolidated affiliates...................    (5,931)     2,021      1,385
  Other accruals and adjustments...............     9,245     17,452    (17,825)
  Adjustment to carrying value of Vesta........       -0-     20,234        -0-
  Minority interest in income of Waddell &
   Reed........................................       -0-     20,869        -0-
  Discontinued operations of Waddell & Reed....       -0-    (68,737)   (77,314)
  Change in accounting principle...............   (24,747)       -0-        -0-
                                                 --------  ---------  ---------
  Cash provided from operations................  $511,613  $ 389,474  $ 410,064
                                                 ========  =========  =========

                                  (Continued)


          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOW--(Continued)
                             (Amounts in thousands)

                                                Year ended December 31,
                                          -------------------------------------
                                             1999         1998         1997
                                          -----------  -----------  -----------
Cash provided from operations...........  $   511,613  $   389,474  $   410,064
Cash provided from (used for) investment
 activities:
 Investments sold or matured:
  Fixed maturities available for sale--
   sold.................................    1,240,652      757,649      744,839
  Fixed maturities available for sale--
   matured, called, and repaid..........      413,264      474,386      512,512
  Equity securities.....................          260        3,056          670
  Mortgage loans........................       26,496        8,589        3,300
  Real estate...........................      124,173       12,220        7,341
  Other long-term investments...........       11,338       51,903       28,082
                                          -----------  -----------  -----------
    Total investments sold or matured...    1,816,183    1,307,803    1,296,744
 Acquisition of investments:
  Fixed maturities--available for sale..   (2,118,362)  (1,872,040)  (1,668,301)
  Equity securities.....................       (3,400)         -0-          -0-
  Mortgage loans........................       (5,421)     (52,921)     (17,826)
  Real estate...........................      (29,639)     (35,944)     (24,452)
  Net increase in policy loans..........      (10,842)     (13,445)     (14,744)
  Other long-term investments...........      (10,949)     (20,298)      (6,082)
                                          -----------  -----------  -----------
    Total investments acquired..........   (2,178,613)  (1,994,648)  (1,731,405)
 Net (increase) decrease in short-term
  investments...........................      (24,343)     (19,168)     (18,067)
 Funds borrowed from affiliates.........          -0-          -0-       42,210
 Repayment of loans to affiliates.......          -0-       (1,390)         -0-
 Sale of Family Service.................          -0-      140,388          -0-
 Dispositions of properties.............        8,091        1,033        1,407
 Additions to properties................       (8,494)      (6,170)      (6,204)
 Dividends from Waddell & Reed..........          -0-       16,814       52,977
                                          -----------  -----------  -----------
Cash used for investment activities.....     (387,176)    (555,338)    (362,338)
Cash provided from (used for) financing
 activities:
 Issuance of common stock...............       37,164        3,957       93,973
 Additions to debt......................       63,152      216,429       98,185
 Cash dividends paid to shareholders....      (48,175)     (82,601)    (107,097)
 Repayments of debt.....................      (12,129)    (390,917)     (20,132)
 Acquisition of treasury stock..........     (221,878)    (125,875)    (182,903)
 Proceeds from Waddell & Reed offering..          -0-      516,138          -0-
 Offering proceeds retained by Waddell
  & Reed................................          -0-      (35,251)         -0-
 Net receipts from deposit product
  operations............................       66,950       57,819       78,817
                                          -----------  -----------  -----------
Cash provided from (used for) financing
 activities.............................     (114,916)     159,699      (39,157)
 Increase (decrease) in cash............        9,521       (6,165)       8,569
 Cash at beginning of year..............        4,920       11,085        2,516
                                          -----------  -----------  -----------
 Cash at end of year....................  $    14,441  $     4,920  $    11,085
                                          ===========  ===========  ===========

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars amounts in thousands except per share data)

Note 1--Significant Accounting Policies

  Business: Torchmark Corporation ("Torchmark") through its subsidiaries provides a variety of life and health insurance products and annuities to a broad base of customers.

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

  Investments: Torchmark classifies all of its fixed maturity investments, which include bonds and redeemable preferred stocks, as available for sale. Investments classified as available for sale are carried at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in other comprehensive income. Investments in equity securities, which include common and nonredeemable preferred stocks, are reported at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in other comprehensive income. Policy loans are carried at unpaid principal balances. Mortgage loans are carried at amortized cost. Investments in real estate are reported at cost less allowances for depreciation, which are calculated on the straight line method. Short-term investments include investments in certificates of deposit and other interest-bearing time deposits with original maturities within three months. If an investment becomes permanently impaired, such impairment is treated as a realized loss and the investment is adjusted to net realizable value.

  Gains and losses realized on the disposition of investments are recognized as revenues and are determined on a specific identification basis.

  Realized investment gains and losses and investment income attributable to separate accounts are credited to the separate accounts and have no effect on Torchmark's net income. Investment income attributable to all other insurance policies and products is included in Torchmark's net investment income. Net investment income for the years ended December 31, 1999, 1998, and 1997, included $287.6 million, $296.7 million, and $308.6 million, respectively, which was allocable to policyholder reserves or accounts. Realized investment gains and losses are not allocable to insurance policyholders' liabilities.

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

  Recognition of Premium Revenue and Related Expenses: Premiums for insurance contracts which are not defined as universal life-type according to Statement of Financial Accounting Standards ("SFAS") No. 97 are recognized as revenue over the premium-paying period of the policy. Profits for limited-payment life insurance contracts as defined by SFAS 97 are recognized over the contract period. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Variable annuity products are also assessed an investment management fee and a sales charge. Life premium includes policy charges of $71.9 million, $71.7 million, and $72.3 million for the years ended December 31, 1999, 1998, and 1997,

              (Dollar amounts in thousands except per share data)

Note 1--Significant Accounting Policies (continued) respectively. Other premium includes annuity policy charges for the years ended December 31, 1999, 1998 and 1997, of $40.5 million, $33.5 million, and $28.2 million, respectively. Profits are also earned to the extent that investment income exceeds policy requirements. The related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of deferred acquisition costs in a manner which recognizes profits as they are earned over the same period.

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

  Property and Equipment: Property and equipment is reported at cost less allowances for depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from two to ten years for equipment and five to forty years for buildings and improvements. Ordinary maintenance and repairs are charged to income as incurred.

  Impairments: Torchmark accounts for impairments in accordance with the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This standard requires that certain long-lived assets used in Torchmark's business as well as certain intangible assets, including goodwill, be reviewed for impairment when circumstances indicate that these assets may not be recoverable, and further provides how such impairment shall be determined and measured. It also requires that long-lived assets and intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Except for Torchmark's writedown of real estate in 1999, as discussed in Note 3--Investments on page 53 of this report, and Torchmark's writedown of its investment in Vesta Insurance Group ("Vesta") in 1998, as discussed in Note 20--Related Party Transactions on page 79 of this report, there were no significant impairments in the three years ending 1999.

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

  Reclassifications: Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported shareholders' equity or net income during the periods involved.

  Litigation: Torchmark and its subsidiaries continue to be named as parties to legal proceedings. Because much of Torchmark's litigation is brought in Alabama, a jurisdiction known for large punitive damage verdicts bearing little or no relationship to actual damages, the ultimate outcome of any particular action cannot be predicted. It is reasonably possible that changes in the expected outcome of these matters could occur in the near term, but such changes should not be material to Torchmark's reported results or financial condition.

  Stock Split: On August 1, 1997, Torchmark distributed one share for every one share owned by shareholders of record as of July 1, 1997 in the form of a stock dividend. The dividend was accounted for as a stock split.

  Earnings Per Share: Torchmark presents basic and diluted earnings per share ("EPS") on the face of the income statement and a reconciliation of basic EPS to diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Weighted average common shares outstanding for each period are as follows:
1999--133,197,023, 1998--139,998,671, 1997--139,202,354. Diluted EPS is
calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts which could be exercised or converted into common shares. Weighted average diluted shares outstanding for each period are as follows: 1999--133,985,943, 1998--141,351,912, 1997--
141,431,156.

  Comprehensive Income: Torchmark adopted SFAS 130, Reporting Comprehensive Income, effective January 1, 1998. This standard defines comprehensive income as the change in equity of a business enterprise during a period from transactions from all nonowner sources. It requires the company to display comprehensive income for the period, consisting of net income and other comprehensive income. In compliance with SFAS 130, a Consolidated Statement of Comprehensive Income is included as an integral part of the financial statements.

              (Dollar amounts in thousands except per share data)

Note 2--Statutory Accounting


  Insurance subsidiaries of Torchmark are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders' equity on a statutory basis for the insurance subsidiaries were as follows:

                                      Net Income         Shareholders' Equity
                               Year Ended December 31,      At December 31,
                              -------------------------- ---------------------
                                1999     1998     1997      1999       1998
                              -------- -------- -------- ---------- ----------
   Life insurance subsidiar-
    ies...................... $193,253 $260,847 $369,446   $667,168   $640,034

  During 1998, Liberty National Life Insurance Company paid an extraordinary dividend to Torchmark in the amount of $213 million. In 1999, Liberty paid $61 million and Globe Life And Accident Insurance Company paid $34.5 million in extraordinary dividends.

  The excess, if any, of shareholders' equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution to Torchmark without regulatory approval.

  A reconciliation of Torchmark's insurance subsidiaries' statutory net income to Torchmark's consolidated GAAP net income is as follows:

                                                   Year Ended December 31,
                                                -------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  ---------
      Statutory net income....................  $ 193,253  $ 260,847  $ 369,446
      Deferral of acquisition costs...........    419,590    356,493    328,086
      Amortization of acquisition costs.......   (247,800)  (231,024)  (224,738)
      Differences in insurance policy liabili-
       ties...................................     80,088     96,412     44,117
      Deferred income taxes...................    (63,576)  (107,384)   (47,541)
      Income of noninsurance affiliates.......    (62,711)  (100,758)  (142,041)
      Other...................................    (44,888)   (30,145)    10,414
                                                ---------  ---------  ---------
        GAAP net income.......................  $ 273,956  $ 244,441  $ 337,743
                                                =========  =========  =========



  A reconciliation of Torchmark's insurance subsidiaries' statutory shareholders' equity to Torchmark's consolidated GAAP shareholders' equity is as follows:

                                                              Year Ended
                                                             December 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
      Statutory shareholders' equity.................... $  667,168  $  640,034
      Differences in insurance policy liabilities.......    587,619     585,680
      Deferred acquisition costs........................  1,741,570   1,502,511
      Value of insurance purchased......................    151,752     170,640
      Deferred income taxes.............................   (367,994)   (467,023)
      Debt of parent company............................   (789,949)   (749,290)
      Monthly income preferred securities...............   (193,324)   (193,259)
      Asset valuation reserves..........................     53,364      68,674
      Nonadmitted assets................................     15,983      84,826
      Goodwill..........................................    402,584     414,658
      Market value adjustment on fixed maturities.......   (268,598)    200,087
      Other.............................................     (6,838)      1,990
                                                         ----------  ----------
       GAAP shareholders' equity........................ $1,993,337  $2,259,528
                                                         ==========  ==========

              (Dollar amounts in thousands except per share data)

Note 3--Investments


                                                   Year Ended December 31,
                                                 -----------------------------
                                                   1999       1998      1997
                                                 ---------  --------  --------
      Investment income is summarized as fol-
       lows:
        Fixed maturities.......................  $ 409,695  $410,528  $396,489
        Equity securities......................        488       301       367
        Mortgage loans on real estate..........      7,720     9,247     7,127
        Investment real estate.................      7,889     8,332     3,379
        Policy loans...........................     16,308    15,301    14,433
        Other long-term investments............     11,245    19,755     9,279
        Short-term investments.................      4,066     6,089     5,762
                                                 ---------  --------  --------
                                                   457,411   469,553   436,836
        Less investment expense................    (10,074)   (9,995)   (7,720)
                                                 ---------  --------  --------
        Net investment income..................  $ 447,337  $459,558  $429,116
                                                 =========  ========  ========
      An analysis of gains (losses) from
       investments is as follows:
        Realized investment gains (losses):
         Fixed maturities......................  $ (30,145) $ (8,519) $(30,122)
         Equity securities.....................        215       -0-       155
         Other.................................    (81,041)  (49,118)   (7,012)
                                                 ---------  --------  --------
                                                  (110,971)  (57,637)  (36,979)
        Adjustment to deferred acquisition
         costs ................................        -0-       -0-      (198)
                                                 ---------  --------  --------
                                                  (110,971)  (57,637)  (37,177)
        Applicable tax.........................     38,840    20,173    13,012
                                                 ---------  --------  --------
        Gains (losses) from investments, net of
         tax...................................  $ (72,131) $(37,464) $(24,165)
                                                 =========  ========  ========
      An analysis of the net change in
       unrealized investment gains (losses) is
       as follows:
        Equity securities......................  $ (15,519) $ (1,080) $  4,061
        Fixed maturities available for sale....   (525,374)   66,526   150,494
        Other long-term investments and foreign
         exchange translation adjustments......      2,028   (46,018)   (1,054)
        Adjustment to deferred acquisition
         costs.................................     48,382    (3,091)  (13,324)
                                                 ---------  --------  --------
                                                  (490,483)   16,337   140,177
        Applicable tax.........................    171,760    (8,762)  (49,832)
                                                 ---------  --------  --------
        Change in unrealized gains (losses),
         net of tax............................  $(318,723) $  7,575  $ 90,345
                                                 =========  ========  ========

              (Dollar amounts in thousands except per share data)

Note 3--Investments (continued)


  A summary of fixed maturities available for sale and equity securities by amortized cost and estimated market value at December 31, 1999 and 1998 is as follows:

                          Cost or     Gross      Gross                Amount per  % of Total
                         Amortized  Unrealized Unrealized     Fair    the Balance   Fixed
                            Cost      Gains      Losses      Value       Sheet    Maturities
                         ---------- ---------- ----------  ---------- ----------- ----------
1999:
-----
Fixed maturities
 available for sale:
 Bonds:
  U.S. Government direct
   obligations and
   agencies............. $   82,550  $    228  $  (1,885)  $   80,893 $   80,893      1.4%
  GNMAs.................    371,374    13,325     (4,027)     380,672    380,672      6.7
  Mortgage-backed
   securities, GNMA
   collateral...........     20,617        99        (41)      20,675     20,675      0.4
  Other mortgage-backed
   securities...........    322,092     1,773     (6,320)     317,545    317,545      5.6
  State, municipalities
   and political
   subdivisions.........    557,250     8,947     (4,972)     561,225    561,225      9.9
  Foreign governments...     57,495     1,338       (317)      58,516     58,516      1.0
  Public utilities......    613,494     1,421    (31,828)     583,087    583,087     10.3
  Industrial and
   miscellaneous........  3,927,294     6,633   (259,339)   3,674,588  3,674,588     64.7
 Redeemable preferred
  stocks................      2,531        63        -0-        2,594      2,594      0.0
                         ----------  --------  ---------   ---------- ----------    -----
  Total fixed
   maturities...........  5,954,697    33,827   (308,729)   5,679,795  5,679,795    100.0%
Equity securities:
 Common stocks:
  Banks and insurance
   companies............     36,879     7,289    (15,042)      29,126     29,126
  Industrial and all
   others...............        242       -0-       (179)          63         63
 Non-redeemable
  preferred stocks......        -0-       -0-        -0-          -0-        -0-
                         ----------  --------  ---------   ---------- ----------
  Total equity
   securities...........     37,121     7,289    (15,221)      29,189     29,189
                         ----------  --------  ---------   ---------- ----------
  Total fixed maturities
   and equity
   securities........... $5,991,818  $ 41,116  $(323,950)  $5,708,984 $5,708,984
                         ==========  ========  =========   ========== ==========
1998:
-----
Fixed maturities avail-
 able for sale:
 Bonds:
  U.S. Government direct
   obligations and
   agencies............. $  145,902  $  9,527  $     (13)  $  155,416 $  155,416      2.7%
  GNMAs.................    494,859    29,205       (481)     523,583    523,583      9.1
  Mortgage-backed
   securities, GNMA
   collateral...........     60,724       566        (15)      61,275     61,275      1.1
  Other mortgage-backed
   securities...........    355,419    14,968       (837)     369,550    369,550      6.4
  State, municipalities
   and political
   subdivisions.........    615,125    36,730       (233)     651,622    651,622     11.3
  Foreign governments...     50,882     2,744       (296)      53,330     53,330       .9
  Public utilities......    411,624    24,972        (11)     436,585    436,585      7.6
  Industrial and
   miscellaneous........  3,382,689   152,510    (20,844)   3,514,355  3,514,355     60.9
 Redeemable preferred
  stocks................      2,548       183        -0-        2,731      2,731      -0-
                         ----------  --------  ---------   ---------- ----------    -----
  Total fixed maturities
   .....................  5,519,772   271,405    (22,730)   5,768,447  5,768,447      100%
Equity securities:
 Common stocks:
  Banks and insurance
   companies............      2,013     7,756         (8)       9,761      9,761
  Industrial and all
   others...............        243       -0-       (161)          82         82
                         ----------  --------  ---------   ---------- ----------
  Total equity
   securities...........      2,256     7,756       (169)       9,843      9,843
                         ----------  --------  ---------   ---------- ----------
  Total fixed maturities
   and equity
   securities........... $5,522,028  $279,161  $ (22,899)  $5,778,290 $5,778,290
                         ==========  ========  =========   ========== ==========

              (Dollar amounts in thousands except per share data)

Note 3--Investments (continued)


  A schedule of fixed maturities by contractual maturity at December 31, 1999 is shown below on an amortized cost basis and on a fair value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

                                       Amortized     Fair
                                         Cost        Value
                                      ----------- -----------
           Fixed maturities avail-
           able for sale:
            Due in one year or less.  $    64,588 $    65,172
            Due from one to five
             years..................      618,342     622,551
            Due from five to ten
             years..................    1,998,061   1,947,724
            Due after ten years.....    2,391,480   2,179,271
                                      ----------- -----------
                                        5,072,471   4,814,718
            Redeemable preferred
             stocks.................        2,530       2,594
            Mortgage-backed and
             asset-
             backed securities......      879,696     862,483
                                      ----------- -----------
                                      $ 5,954,697 $ 5,679,795
                                      =========== ===========

  Proceeds from sales of fixed maturities available for sale were $1.24 billion in 1999, $758 million in 1998, and $745 million in 1997. Gross gains realized on those sales were $4.3 million in 1999, $6.1 million in 1998, and $1.3 million in 1997. Gross losses were $36.5 million in 1999, $20.1 million in 1998, and $32.2 million in 1997.

  Torchmark had $7.0 million and $24.7 million in investment real estate at December 31, 1999 and 1998, respectively, which was nonincome producing during the previous twelve months. These properties included primarily construction in process and land. Torchmark had $118 thousand in nonincome producing mortgages as of year end 1999. There were no fixed maturity investments, or other long-term investments which were nonincome producing at December 31, 1999.

  During 1999, Torchmark determined to dispose of most of its investment real estate. In the second quarter of 1999, efforts to dispose of these properties revealed that the carrying value of the real estate exceeded its estimated realizable value. For this reason Torchmark wrote down its investment real estate portfolio to its estimated realizable value as of June 30, 1999. This write down resulted in a pretax loss of $64 million, or $41 million after tax. The majority of the investment real estate was sold in two transactions in the latter half of 1999 for total consideration of $123 million, of which $111 million was in cash and the remainder in a ten-year collaterized note. After the sales, Torchmark retained $16 million in investment real estate, of which $8 million was included with properties partially occupied by Torchmark subsidiaries.

Note 4--Property and Equipment

  A summary of property and equipment used in the business is as follows:

                                       December 31, 1999     December 31, 1998
                                     --------------------- ---------------------
                                              Accumulated           Accumulated
                                       Cost   Depreciation   Cost   Depreciation
                                     -------- ------------ -------- ------------
Company occupied real estate........ $ 58,042   $28,440    $ 59,417   $28,697
Data processing equipment...........   20,823    19,185      19,915    18,743
Transportation equipment............    7,128     2,525      11,157     7,551
Furniture and office equipment......   17,083    14,165      35,777    32,195
                                     --------   -------    --------   -------
                                     $103,076   $64,315    $126,266   $87,186
                                     ========   =======    ========   =======

  Depreciation expense on property used in the business was $5.6 million, $4.2 million, and $4.6 million in each of the years 1999, 1998, and 1997, respectively.

              (Dollar amounts in thousands except per share data)

Note 5--Deferred Acquisition Costs and Value of Insurance Purchased

  An analysis of deferred acquisition costs and the value of insurance purchased is as follows:

                                  1999                    1998                    1997
                          ----------------------  ----------------------  ----------------------
                           Deferred    Value of    Deferred    Value of    Deferred    Value of
                          Acquisition  Insurance  Acquisition  Insurance  Acquisition  Insurance
                             Costs     Purchased     Costs     Purchased     Costs     Purchased
                          -----------  ---------  -----------  ---------  -----------  ---------
Balance at beginning of
 year...................  $1,502,512   $170,640   $1,371,131   $216,988   $1,253,727   $244,368
 Additions:
  Deferred during peri-
   od:
  Commissions...........     246,174        -0-      207,864        -0-      199,177        -0-
  Other expenses........     173,416        -0-      148,629        -0-      128,909        -0-
                          ----------   --------   ----------   --------   ----------   --------
   Total deferred.......     419,590        -0-      356,493        -0-      328,086        -0-
 Adjustment attributable
  to unrealized invest-
  ment losses(1)........      48,380        -0-          -0-        -0-          -0-        -0-
                          ----------   --------   ----------   --------   ----------   --------
   Total additions......     467,970        -0-      356,493        -0-      328,086        -0-
 Deductions:
  Amortized during peri-
   od...................    (228,912)   (18,888)    (210,287)   (20,737)    (197,160)   (27,380)
  Adjustment
   attributable to
   unrealized investment
   gains(1).............         -0-        -0-       (3,092)       -0-      (13,324)       -0-
  Adjustment
   attributable to
   realized investment
   gains(1).............         -0-        -0-          -0-        -0-         (198)       -0-
  Business disposed.....         -0-        -0-      (11,734)   (25,611)         -0-        -0-
                          ----------   --------   ----------   --------   ----------   --------
   Total deductions.....    (228,912)   (18,888)    (225,113)   (46,348)    (210,682)   (27,380)
                          ----------   --------   ----------   --------   ----------   --------
Balance at end of year..  $1,741,570   $151,752   $1,502,511   $170,640   $1,371,131   $216,988
                          ==========   ========   ==========   ========   ==========   ========

--------
(1) Represents amounts pertaining to investments relating to universal life-type products.

  The amount of interest accrued on the unamortized balance of value of insurance purchased was $10.5 million, $13.2 million, and $16.6 million, for the years ended December 31, 1999, 1998, and 1997, respectively. The average interest rates used for the years ended December 31, 1999, 1998, and 1997 were 6.5%, 6.8%, and 7.19%, respectively. The estimated amortization, net of interest accrued, on the unamortized balance at December 31, 1999 during each of the next five years is: 2000, $16.7 million; 2001, $14.1 million; 2002, $12.5 million; 2003, $11.0 million; and 2004, $9.7 million.

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

Note 7--Sale of Family Service

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

Note 8--Supplemental Disclosures for Cash Flow Statement

  The following table summarizes Torchmark's noncash transactions, which are not reflected on the Statement of Cash Flow:

                                                       Year Ended December 31,
                                                       -----------------------
                                                        1999    1998    1997
                                                       ------ -------- -------
    Paid-in capital from tax benefit for stock option
     exercises........................................ $9,750 $    933 $39,873
    Discounted/deferred option grants.................    482      582   2,020
    Distribution of Waddell & Reed stock..............    -0-  174,113     -0-

  The following table summarizes certain amounts paid during the period:

                                                        Year Ended December 31,
                                                       -------------------------
                                                         1999     1998    1997
                                                       -------- -------- -------
    Interest paid..................................... $ 52,704 $ 66,911 $73,537
    Income taxes paid.................................  148,223  102,753  31,422

              (Dollar amounts in thousands except per share data)

Note 9--Future Policy Benefit Reserves


  A summary of the assumptions used in determining the liability for future policy benefits at December 31, 1999 is as follows:

                           Individual Life Insurance

Interest assumptions:

                                                  Percent of
           Years of Issue      Interest Rates     Liability
           --------------   --------------------- ----------
           1917-1999                        3.00%      3%
           1947-1954                        3.25%      1
           1927-1989                        3.50%      1
           1955-1961                        3.75%      1
           1925-1999                        4.00%     11
           1962-1969        4.50% graded to 4.00%      2
           1970-1980        5.50% graded to 4.00%      3
           1970-1999                        5.50%      1
           1929-1999                        6.00%     17
           1986-1994        7.00% graded to 6.00%     12
           1954-1999        8.00% graded to 6.00%     12
           1951-1985        8.50% graded to 6.00%      9
           1980-1987        8.50% graded to 7.00%      1
           1984-1999           Interest Sensitive     26
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

                          Individual Health Insurance

Interest assumptions:

                                                  Percent of
           Years of Issue      Interest Rates     Liability
           --------------   --------------------- ----------
           1962-1999                        3.00%      2%
           1982-1999                        4.50%      3
           1993-1999                        6.00%     23
           1986-1992        7.00% graded to 6.00%     47
           1955-1999        8.00% graded to 6.00%     18
           1951-1986        8.50% graded to 6.00%      7
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

Overall Interest Assumptions

  The overall average interest assumption for determining the liability for future life and health insurance benefits in 1999 was 6.1%.

Note 10--Liability for Unpaid Health Claims

  Activity in the liability for unpaid health claims is summarized as follows:

                                                     Year ended December 31,
                                                    ---------------------------
                                                      1999     1998      1997
                                                    -------- --------  --------
     Balance at beginning of year:................. $145,802 $178,989  $173,900
     Incurred related to:
      Current year.................................  555,595  518,993   503,948
      Prior year...................................    8,297   (2,670)   15,280
                                                    -------- --------  --------
     Total incurred................................  563,892  516,323   519,228
     Paid related to:
      Current year.................................  364,623  342,084   349,815
      Prior year...................................  182,934  207,426   164,324
                                                    -------- --------  --------
     Total paid....................................  547,557  549,510   514,139
                                                    -------- --------  --------
     Balance at end of year........................ $162,137 $145,802  $178,989
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

  Total income taxes were allocated as follows:

                                                    Year Ended December 31,
                                                  -----------------------------
                                                    1999       1998      1997
                                                  ---------  --------  --------
   Income from continuing operations............  $ 134,320  $154,338  $138,409
   Discontinued operations......................       (571)   92,772    40,081
   Monthly income preferred securities dividend.     (4,932)   (5,265)   (5,318)
   Shareholders' equity:
    Unrealized gains (losses)...................   (171,757)    8,540    49,832
    Tax basis compensation expense (from the
     exercise of stock options) in excess of
     amounts recognized for financial reporting
     purposes...................................     (9,751)     (933)  (44,011)
   Other........................................     (1,274)   (1,964)    1,514
                                                  ---------  --------  --------
                                                  $ (53,965) $247,488  $180,507
                                                  =========  ========  ========

  Income tax expense attributable to income from continuing operations consists of:

                                                      Year ended December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
   Current income tax expense....................... $ 85,917 $118,827 $ 92,989
   Deferred income tax expense......................   48,403   35,511   45,420
                                                     -------- -------- --------
                                                     $134,320 $154,338 $138,409
                                                     ======== ======== ========

  In 1999, 1998, and 1997, deferred income tax expense was incurred because of certain differences between net operating income before income taxes as reported on the consolidated statement of operations and taxable income as reported on Torchmark's income tax returns. As explained in Note 1, these differences caused the financial statement book values of some assets and liabilities to be different from their respective tax bases.

  The effective income tax rate differed from the expected 35% rate as shown below:

                                            Year ended December 31,
                                     -------------------------------------------
                                       1999     %     1998     %     1997     %
                                     --------  ---  --------  ---  --------  ---
   Expected income taxes............ $140,843   35% $156,447   35% $137,200   35%
   Increase (reduction) in income
    taxes resulting from:
    Tax-exempt investment income....   (8,798)  (2)   (7,111)  (2)   (6,165)  (2)
    Equity in earnings of Vesta.....      -0-         (9,485)  (2)    5,850    1
    Sale of Family Service..........      -0-         13,460    3       -0-
    Other...........................    2,275    1     1,027    1     1,524    1
                                     --------  ---  --------  ---  --------  ---
   Income taxes..................... $134,320   34% $154,338   35% $138,409   35%
                                     ========  ===  ========  ===  ========  ===

              (Dollar amounts in thousands except per share data)

Note 11--Income Taxes (continued)



  The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
Deferred tax assets:
 Unrealized investment losses................................ $ 89,433 $    -0-
 Present value of future policy surrender charges............   28,534   20,153
 Carryover of nonlife net operating losses and life-nonlife
  capital losses.............................................   18,044    8,364
 Other assets and other liabilities, principally due to the
  current nondeductibility of certain accrued expenses for
  tax purposes...............................................   42,458   22,241
                                                              -------- --------
 Total gross deferred tax assets.............................  178,469   50,758
Deferred tax liabilities:
 Deferred acquisition costs..................................  445,266  381,415
 Unrealized investment gains.................................      -0-   82,324
 Future policy benefits, unearned and advance premiums, and
  policy claims..............................................   69,314   46,621
 Other.......................................................   12,553   17,060
                                                              -------- --------
 Total gross deferred tax liabilities........................  527,133  527,420
                                                              -------- --------
Net deferred tax liability................................... $348,664 $476,662
                                                              ======== ========

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

  As more fully discussed in Note 6, Torchmark completed the spin-off of its asset management segment in 1998, which resulted in a distribution of the policyholder surplus account of a Torchmark life insurance subsidiary. This caused a current tax expense of $50 million.

              (Dollar amounts in thousands except per share data)

Note 12--Postretirement Benefits


  Pension Plans: Torchmark has noncontributory retirement benefit plans and contributory savings plans which cover substantially all employees. There is also a nonqualified noncontributory excess benefit pension plan which covers certain employees. The total cost of these retirement plans charged to operations was as follows:

                                                  Defined Excess
                                       Defined    Benefit Benefit
           Year Ended                Contribution Pension Pension
          December 31,                  Plans      Plans   Plan
          ------------               ------------ ------- -------
           1999....................     $2,775    $2,889   $480
           1998....................      1,530     2,875    399
           1997....................      2,123     3,244    526

  Torchmark accrues expense for the defined contribution plans based on a percentage of the employees' contributions. The plans are funded by the employee contributions and a Torchmark contribution equal to the amount of accrued expense. Plan contributions are both mandatory and discretionary, depending on the terms of the plan.

  Cost for the defined benefit pension plans has been calculated on the projected unit credit actuarial cost method. Contributions are made to the pension plans subject to minimums required by regulation and maximums allowed for tax purposes. Accrued pension expense in excess of amounts contributed has been recorded as a liability in the financial statements and was $7.5 million and $7.2 million at December 31, 1999 and 1998, respectively. The plans covering the majority of employees are organized as trust funds whose assets consist primarily of investments in marketable long-term fixed maturities and equity securities which are valued at market.

  The excess benefit pension plan provides the benefits that an employee would have otherwise received from a defined benefit pension plan in the absence of the Internal Revenue Code's limitation on benefits payable under a qualified plan. Although this plan is unfunded, pension cost is determined in a similar manner as for the funded plans. Liability for the excess benefit plan was $4.7 million at both December 31, 1999 and 1998.

  Net periodic pension cost for the defined benefit plans by expense component was as follows:

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
      Service cost--benefits earned during the
       period...................................  $  5,133  $  4,555  $  4,732
      Interest cost on projected benefit obliga-
       tion.....................................     8,260     7,595     7,389
      Actual return on assets...................   (20,381)  (21,572)  (17,014)
      Net amortization and deferral.............    10,357    12,696     8,663
                                                  --------  --------  --------
       Net periodic pension cost................  $  3,369  $  3,274  $  3,770
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

                                                             Pension Benefits
                                                               For the year
                                                                   ended
                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
       Changes in benefit obligation:
       Obligation at beginning of year.....................  $109,720  $ 98,078
       Service cost........................................     5,133     4,555
       Interest cost.......................................     8,260     7,595
       Amendments..........................................        74       -0-
       Actuarial loss (gain)...............................    (5,430)    7,823
       Benefits paid.......................................   (13,176)   (8,331)
                                                             --------  --------
       Obligation at end of year...........................   104,581   109,720
       Changes in plan assets:
       Fair value at beginning of year.....................   123,289   108,942
       Return on assets....................................    20,381    21,572
       Contributions.......................................     2,285     1,106
       Benefits paid.......................................   (13,176)   (8,331)
                                                             --------  --------
       Fair value at end of year...........................   132,779   123,289
                                                             --------  --------
       Funded status at year end...........................    28,198    13,569
       Unrecognized amounts at year end:
       Unrecognized actuarial loss (gain)..................   (40,764)  (25,016)
       Unrecognized prior service cost.....................       865       851
       Unrecognized transition obligation..................      (115)     (356)
                                                             --------  --------
       Net amount recognized at year end...................  $(11,816) $(10,952)
                                                             ========  ========
       Amounts recognized consist of:
       Prepaid benefit cost................................  $    243  $    212
       Accrued benefit liability...........................   (12,418)  (12,083)
       Intangible asset....................................       359       919
                                                             --------  --------
       Net amount recognized at year end...................  $(11,816) $(10,952)
                                                             ========  ========

  The weighted average assumed discount rates used in determining the actuarial benefit obligations were 7.5% in 1999 and 7.0% in 1998. The rate of assumed compensation increase was 4.5% in 1999 and 4.0% in 1998 while the expected long-term rate of return on plan assets was 9.2% in both 1999 and 1998.

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

              (Dollar amounts in thousands except per share data)

Note 12--Postretirement Benefits (continued)

  The components of net periodic postretirement benefit cost for plans other than pensions are as follows:

                                                               Year Ended
                                                              December 31,
                                                            -------------------
                                                            1999   1998   1997
                                                            -----  -----  -----
       Service cost.......................................  $ 239  $ 249  $ 248
       Interest cost on accumulated postretirement benefit
        obligation........................................    380    493    490
       Actual return on plan assets.......................    -0-    -0-    -0-
       Net amortization and deferral......................   (450)  (281)  (377)
                                                            -----  -----  -----
       Net periodic postretirement benefit cost...........  $ 169  $ 461  $ 361
                                                            =====  =====  =====

  The following table presents a reconciliation of the benefit obligation and plan assets from the beginning to the end of the year and a reconciliation of the funded status to the accrued benefit liability:

                                               Benefits Other Than Pensions
                                              For the year ended December 31,
                                                   1999              1998
                                              ---------------   ---------------
       Changes in benefit obligation:
       Obligation at beginning of year....... $         6,849   $         6,431
       Service cost..........................             239               249
       Interest cost.........................             380               493
       Amendments............................             -0-              (149)
       Actuarial loss (gain).................          (1,324)              435
       Benefits paid.........................            (529)             (610)
                                              ---------------   ---------------
       Obligation at end of year.............           5,615             6,849
       Changes in plan assets:
       Fair value at beginning of year.......             -0-               -0-
       Return on assets......................             -0-               -0-
       Contributions.........................             529               610
       Benefits paid.........................            (529)             (610)
                                              ---------------   ---------------
       Fair value at end of year.............             -0-               -0-
                                              ---------------   ---------------

        Funded status at year end............          (5,615)           (6,849)

       Unrecognized amounts at year end:
       Unrecognized actuarial loss (gain)....          (2,349)           (1,259)
       Unrecognized prior service cost.......            (290)             (506)
                                              ---------------   ---------------

        Net amount recognized at year end as
         accrued benefit liability........... $        (8,254)  $        (8,614)
                                              ===============   ===============

  For measurement purposes, an 8.0% annual rate of increase in per capita cost of covered healthcare benefits was assumed for 1999. These rates grade to ranges of 4.5% to 5.5% by the year 2010. The health care cost trend rate assumption has a significant effect on the amounts reported, as illustrated in the following table which presents the effect of a one percentage point increase and decrease on the service and interest cost components and the benefit obligation:

                                                      Change in Trend Rate
                                                      -----------------------
                                                          1%           1%
  Effect on:                                           Increase     Decrease
  ----------                                          ----------   ----------
  Service and interest cost components...............   $       62   $       54
  Benefit obligation.................................          431          386

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.15% in 1999 and 7.38% in 1998.

              (Dollar amounts in thousands except per share data)

Note 13--Debt

  An analysis of debt at carrying value is as follows:

                                                    December 31,
                                      -----------------------------------------
                                              1999                 1998
                                      -------------------- --------------------
                                      Short-term Long-term Short-term Long-term
                                         Debt      Debt       Debt      Debt
                                      ---------- --------- ---------- ---------
  Senior Debentures, due 2009........            $ 99,450             $ 99,450
  Notes, due 2023....................             177,540              185,394
  Notes, due 2013....................              94,565               98,578
  Commercial paper...................  $418,394             $355,242
  Other notes and mortgages payable
   at various interest rates;
   collateralized by buildings ......                            150
                                       --------  --------   --------  --------
                                       $418,394  $371,555   $355,392  $383,422
                                       ========  ========   ========  ========

  The amount of debt that becomes due during each of the next five years is:
2000, $418,394, and 2001-2004, $0.

  The Senior Debentures, remaining principal amount of $99 million, are due August 15, 2009. They bear interest at a rate of 8 1/4%, with interest payable on February 15 and August 15 of each year. The Senior Debentures are not redeemable at the option of Torchmark prior to maturity and have equal priority with other Torchmark unsecured indebtedness.

  The Notes, due May 15, 2023, were issued in May, 1993 in the principal amount of $200 million. Proceeds of the issue, net of issue costs, were $196 million. Interest is payable on May 15 and November 15 of each year at a rate of 7 7/8%. In 1998 and 1999, $10.8 million and $7.5 million principal amount were purchased in the open market at a cost of $10.6 million and $7.9 million respectively. These notes are not redeemable prior to maturity and have equal priority with other Torchmark unsecured indebtedness.

  The Notes, due August 1, 2013, were issued in July, 1993 in the principal amount of $100 million for net proceeds of $98 million. Interest is payable on February 1 and August 1 of each year at a rate of 7 3/8%. In March, 1999, $4.0 million principal amount were purchased in the open market at a cost of $4.1 million. These notes are not redeemable prior to maturity and have equal priority with other Torchmark unsecured indebtedness.

  Torchmark has entered into a revolving credit agreement with a group of lenders under which it may borrow on an unsecured basis up to $600 million. The commitment matures October 22, 2002. Borrowings are at interest rates selected by Torchmark based on either the corporate base rate or the Eurodollar rate at the time of borrowing. At December 31, 1999 and December 31, 1998 there were no borrowings under the revolving credit agreement. The revolving credit agreement is also designed to back up a commercial paper program. The short-term borrowings under the revolving credit agreements and in the commercial paper market averaged $411 million during 1999, and were made at an average yield of 5.43%. At December 31, 1999, commercial paper was outstanding in the face amount of $420 million. Torchmark is subject to certain covenants for the revolving credit agreements regarding capitalization and earnings, for which it was in compliance at December 31, 1999, and pays a facility fee based on size of the line. Including fees, the average borrowing cost during 1999 was 5.61%.

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

              (Dollar amounts in thousands except per share data)

Note 13--Debt (continued)

  The 9 5/8% Senior Notes Torchmark previously had outstanding matured on May 1, 1998. The principal amount of $200 million with accrued interest was repaid from additional commercial paper borrowings.

  Interest in the amount of $284 thousand, $2.4 million, and $1.7 million was capitalized during 1999, 1998, and 1997, respectively.

Note 14--Monthly Income Preferred Securities

  In October, 1994, Torchmark, through its wholly-owned finance subsidiary, Torchmark Capital L.L.C., completed a public offering of eight million shares of 9.18% MIPS at a face amount of $200 million. The securities are subject to a mandatory redemption in full at September 30, 2024, although Torchmark may elect to extend the MIPS for up to an additional 20 years if certain conditions are met. They have been redeemable at Torchmark's option since September 30, 1999. Torchmark subsequently entered into a ten-year swap agreement with an unaffiliated party whereby Torchmark agreed to pay a variable rate on the $200 million face amount in exchange for payment of the fixed dividend. In a related transaction, Torchmark purchased a five-year cap on the swap agreement that expired on September 30, 1999. The interest rate was 7.00% at December 31, 1999 and 6.44% at December 31, 1998. The market value of the swap agreement was a benefit of $6.7 million at December 31, 1999 and $24.7 million at December 31, 1998. Torchmark changed its method of accounting for this swap agreement during 1999. Refer to Note 15--Change in Accounting Principle below for more information on this change in accounting principle.

Note 15--Change in Accounting Principle

  Torchmark has in place a swap agreement with an unaffiliated party whereby Torchmark pays a variable dividend rate on its $200 million face amount outstanding MIPS in exchange for payment of a 9.18% fixed dividend. Effective January 1, 1999, Torchmark changed its method of accounting for this swap agreement to recognize changes in its fair value, net of tax, as realized investment gains or losses. This method of accounting for such instruments is believed to be preferable under the guidance established by Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts ("SFAS 80") and the Securities and Exchange Commission. Previously, Torchmark accounted for the swap using hedge accounting under SFAS 80. The after-tax cumulative effect of the change at January 1, 1999 of $16.1 million (net of income taxes of $8.7 million) is included in income for the twelve months ended December 31, 1999. The effect of the change on the twelve months ended December 31, 1999 was to increase realized losses by $11.7 million ($.09 per diluted share) excluding the cumulative effect of the change in accounting principle. The pro forma effect of the retroactive application of the new accounting method to the twelve month period ended December 31, 1998 would be to increase net income by $4.4 million ($.03 per diluted share).

              (Dollar amounts in thousands except per share data)

Note 16--Shareholders' Equity

  Share Data: A summary of preferred and common share activity which has been restated to give effect for the two-for-one stock split in the form of a dividend is as follows:

                                      Preferred Stock      Common Stock
                                      --------------- ------------------------
                                             Treasury               Treasury
                                      Issued  Stock     Issued        Stock
                                      ------ -------- -----------  -----------

1997:
 Balance at January 1, 1997..........  -0-     -0-    147,568,456   (8,176,506)
 Issuance of common stock due to
  exercise of stock options..........                     280,452    5,539,596
 Other treasury stock acquired.......                               (5,171,558)
                                       ---     ---    -----------  -----------
 Balance at December 31, 1997........  -0-     -0-    147,848,908   (7,808,468)
1998:
 Issuance of common stock due to
  exercise of stock options..........                                  175,240
 Issuance of common stock due to
  restricted stock grant.............                                  117,500
 Other treasury stock acquired.......                               (3,436,205)
 Restricted shares converted to
  Waddell & Reed shares..............                     (48,000)
                                       ---     ---    -----------  -----------
 Balance at December 31, 1998........  -0-     -0-    147,800,908  (10,951,933)
1999:
 Issuance of common stock due to
  exercise of stock options..........                                1,898,524
 Other treasury stock acquired.......                               (6,742,606)
 Lapse of unvested stock grant.......                                   (8,625)
                                       ---     ---    -----------  -----------
 Balance at December 31, 1999........  -0-     -0-    147,800,908  (15,804,640)
                                       ===     ===    ===========  ===========

                                     At December 31, 1999  At December 31, 1998
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
 Authorized shares.................. 5,000,000 320,000,000 5,000,000 320,000,000

  Acquisition of Common Shares: Torchmark shares are acquired from time to time through open market purchases under the Torchmark stock repurchase program when it is believed to be the best use of Torchmark's funds and for future employee stock option exercises. Share repurchases under this program were 6.7 million shares at a cost of $222 million in 1999, 3.4 million shares at a cost of $126 million in 1998, and 5.2 million shares at a cost of $183 million in 1997.

  Grant of Restricted Stock: On January 1, 1998, 117,500 shares were granted to four executive officers of Torchmark or its subsidiaries. These shares vest over eight years in accordance with the following schedule: 16% on the first anniversary, with the vesting percentage declining one percent each year thereafter until the eighth anniversary. The market value of Torchmark stock was $42.1875 per share on the grant date. In the fourth quarter of 1999, 8,625 restricted shares lapsed under the terms of the grant and were returned to the company.

  Restrictions: Restrictions exist on the flow of funds to Torchmark from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. These restrictions generally limit the payment of dividends by insurance subsidiaries to statutory net gain from operations before realized capital gains or losses on an annual noncumulative basis in the absence of special approval. Additionally, insurance companies are not permitted to distribute the excess of shareholders' equity as determined on a GAAP basis over that determined on a statutory basis. In 2000, 192 million will be available to Torchmark for dividends from insurance subsidiaries in compliance with statutory regulations without prior regulatory approval.

              (Dollar amounts in thousands except per share data)

Note 16--Shareholders' Equity (continued)

  Earnings Per Share: A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

                                               1999        1998        1997
                                            ----------- ----------- -----------
Basic weighted average shares outstanding.. 133,197,023 139,998,671 139,202,354
Weighted average dilutive options
 outstanding...............................     788,920   1,353,241   2,228,802
                                            ----------- ----------- -----------
Diluted weighted average shares
 outstanding............................... 133,985,943 141,351,912 141,431,156
                                            =========== =========== ===========

  Options outstanding considered to be anti-dilutive totaled 5,013,990, 0, and 0 as of December 31, 1999, 1998 and 1997, respectively, and are excluded from the calculation of diluted earnings per share. Income available to common shareholders for basic earnings per share is equivalent to income available to common shareholders for diluted earnings per share.


Note 17--Employee Stock Options

  Certain employees, directors, and consultants have been granted options to buy shares of Torchmark stock generally at the market value of the stock on the date of grant under the provisions of the various Torchmark stock option plans. The options are exercisable during the period commencing from the date they vest until expiring ten years and two days or eleven years after grant. Employee and consultant stock options generally vest one-half in two years and one-half in three years. Formula-based director grants generally vest in six months. Grants in September, 1997 and November, 1999 vested immediately. Stock options awarded in connection with compensation deferrals by certain directors and executives vest over ten years. Torchmark generally issues shares for the exercise of stock options out of treasury stock.

  An analysis of shares available for grant in terms of shares adjusted for the stock dividend is as follows:

                                                  Available for Grant
                                            ----------------------------------
                                               1999        1998        1997
                                            ----------  ----------  ----------
   Balance at January 1.................... 13,192,506   2,434,004   1,345,080
   Amendment of 1987 Plan..................                          4,800,000
   1998 Stock Incentive Plan...............             14,000,000
   Approval of Executive Deferred and
    Director Plan grants...................               (216,481)   (633,672)
   Grant of restricted stock(1)............               (117,500)
   Lapse of restricted stock grants(1).....      8,625
   Expired.................................     70,760      13,700      32,896
   Closure of option plans(2)..............             (2,113,723)
   Other grants............................ (2,402,671)   (807,494) (3,110,300)
                                            ----------  ----------  ----------
   Balance at December 31.................. 10,869,220  13,192,506   2,434,004
                                            ==========  ==========  ==========

--------
(1) This stock grant was made from the 1987 Stock Incentive Plan. The retirement of an employee during 1999 resulted in the lapse of unvested grants.
(2) The 1987 Stock Incentive Plan, the 1998 Directors' Stock Option Plan, and the 1998 Executive Deferred Compensation Stock Option Plan were closed in 1998.

  Torchmark accounts for its employee stock options in accordance with SFAS 123 Accounting for Stock-Based Compensation, which defines a "fair value method" of measuring and accounting for employee stock options. It also allows accounting for such options under the "intrinsic value method" in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. If a company elects to use the intrinsic value method, then pro forma disclosures of earnings and earnings per share are required as if the fair value method of accounting was applied. The effects of applying SFAS 123 in the pro forma disclosures are not necessarily indicative of future amounts.

              (Dollar amounts in thousands except per share data)

Note 17--Employee Stock Options (continued)

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

  The fair value for Torchmark's employee stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998, and 1997:

                                                        1999     1998     1997
                                                      -------- -------- --------
   Risk-free interest rate...........................    6.0%     4.8%     6.1%
   Dividend yield....................................    1.2%     1.1%     1.7%
   Volatility factor.................................   25.6     22.8     23.7
   Weighted average expected life (in years).........   4.66     4.71     3.93

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Torchmark's pro forma information follows (in thousands except for earnings per share information):

                                                       1999     1998     1997
                                                     -------- -------- --------
   Pro forma net income............................. $262,433 $245,383 $318,671
   Pro forma basic net income per share.............     1.97     1.75     2.29
   Pro forma diluted net income per share...........     1.96     1.74     2.25

  On September 25, 1997, Torchmark executed a stock option exercise and restoration program through which over 100 Torchmark directors and employees exercised vested stock options and received a reduced number of replacement options at current market price. This program resulted in the issuance of 4.8 million shares, of which over 3 million shares were immediately sold by the directors and employees through the open market to cover the cost of the purchased shares and related taxes. Another restoration program was effected on November 15, 1999. The 1999 program involved 80 directors and employees who exercised vested options for 1.8 million shares, resulting in the net issuance to employees of 523 thousand shares and 1.2 million replacement options for the shares sold by the employee to pay the exercise price and minimum withholding taxes. As a result of these restoration programs, management's ownership interest increased, and Torchmark received a significant current tax benefit from the exercise of the options.

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

              (Dollar amounts in thousands except per share data)

Note 17--Employee Stock Options (continued)

  As a result of the adjustment and conversion of these options, 7.2 million outstanding Torchmark options with an aggregate exercise price of $219 million on November 6, 1998 were replaced with 6.4 million adjusted Torchmark options with an aggregate exercise price of $167 million. Also 3.7 million Waddell & Reed options were granted with an aggregate exercise price of $51.6 million.

  A summary of Torchmark's stock option activity and related information for the years ended December 31, 1999, 1998, and 1997 follows:

                                     1999                         1998                         1997
                          ---------------------------- ---------------------------- ----------------------------
                                      Weighted Average             Weighted Average             Weighted Average
                           Options     Exercise Price   Options     Exercise Price   Options     Exercise Price
                          ----------  ---------------- ----------  ---------------- ----------  ----------------
Outstanding-beginning
 of year................   7,228,400       $27.04       7,241,050       $29.76       9,350,022       $18.52
Granted.................   2,402,671        31.36       1,023,975        34.97       3,743,972        36.70
Exercised...............  (1,898,524)       19.80        (175,240)       22.58      (5,820,048)       16.17
Expired.................     (70,760)       32.98         (13,700)       29.19         (32,896)       29.81
Reduction due to Waddell
 & Reed spinoff.........                               (7,249,129)       30.20
Addition due to Waddell
 & Reed spinoff.........                                6,401,444        26.16
                          ----------                   ----------                   ----------
Outstanding-end of year.   7,661,787        30.14       7,228,400        27.04       7,241,050        29.76
                          ==========                   ==========                   ==========
Exercisable at end of
 year...................   4,243,254        29.37       5,038,081        26.24       4,189,238        32.82

  The weighted average fair value of options granted during the years ended December 31, 1999, 1998, and 1997 were $9.29, $8.88, and $8.43, respectively.

              (Dollar amounts in thousands except per share data)

Note 17--Employee Stock Options (continued)


  The following table summarizes information about stock options outstanding at December 31, 1999:

                                                                        Contract
       Exercise                              Number      Number       Termination
         Price            Grant Date       Outstanding Exercisable        Date
       --------           ----------       ----------- -----------    -----------
             4.86419  October 1, 1993           6,416       6,416  October 3, 2003
             5.63977  October 1, 1993           5,016       5,016  October 3, 2003
            13.91029  January 2, 1991          21,029      21,029  January 4, 2001
            14.17778  January 25, 1990         21,029      21,029  January 27, 2000
   14.55172-14.58579  December 16, 1994        65,969      65,969  December 18, 2004
            14.55222  December 7, 1992          1,694       1,694  December 9, 2002
   14.55659-14.57130  December 14, 1993         6,337       6,337  December 16, 2003
   14.57232-14.57573  October 1, 1993           6,552       6,552  October 3, 2003
             14.7127  December 12, 1991        13,802      13,802  December 14, 2001
            14.92781  January 3, 1995           7,010       7,010  January 5, 2005
            15.94885* December 18, 1996        48,000       6,000  December 18, 2007
            16.42468  January 2, 1992          21,029      21,029  January 4, 2002
    18.56413-18.5922  December 20, 1995       394,519     394,519  December 22, 2005
     18.61765-18.618  December 14, 1993        56,427      56,427  December 16, 2003
            19.26091  January 2, 1996           7,010       7,010  January 4, 2006
     19.26091-19.276  January 3, 1994          13,010      13,010  January 5, 2004
   21.29257-21.30859  December 16, 1996       528,913     528,913  December 18, 2006
   21.50657-21.52056  January 2, 1997          79,956       7,010  January 4, 2007
   22.14864-22.16198  January 31, 1997        140,927      19,444  January 31, 2008
   22.25559-22.25570  December 7, 1992         48,429      48,429  December 9, 2002
    24.7174-24.72794  January 4, 1993          19,010      19,010  January 6, 2003
             27.8125  December 21, 1999     1,135,713           0  December 23, 2009
   33.27631-33.28237  December 24, 1997       315,243     158,241  December 26, 2007
             33.4375  December 16, 1998       648,800         500  December 18, 2008
             33.4375  December 16, 1998       115,590      11,559  December 16, 2009
      33.4903-33.497  September 25, 1997    2,427,422   2,427,422  September 27, 2007
            33.54382  January 9, 1998          12,984       1,298  January 9, 2009
             33.9375  January 11, 1999         51,025           0  January 11, 2010
               34.50  November 15, 1999     1,173,733     283,130  November 17, 2009
               34.75  December 30, 1998        39,659       3,966  December 30, 2009
            35.63037  February 16, 1998        12,056       1,206  February 16, 2009
   36.11175-36.11284  January 2, 1998         152,709      36,000  January 4, 2008
            36.37928  February 10, 1998        11,357       1,136  February 10, 2009
            36.43278  February 4, 1998         11,412       1,141  February 4, 2009
               36.50  January 4, 1999          42,000      42,000  January 4, 2010
                                            ---------   ---------
                                            7,661,787   4,243,254
                                            =========   =========

--------
* Issued when the market price was $24.8125. Option price at that time (prior to the Waddell & Reed spin-off adjustment) was $18.61.

              (Dollar amounts in thousands except per share data)

Note 18--Commitments and Contingencies

  Reinsurance: Insurance affiliates of Torchmark reinsure that portion of insurance risk which is in excess of their retention limits. Retention limits for ordinary life insurance range up to $2.5 million per life. Life insurance ceded represents less than 1.0% of total life insurance in force at December 31, 1999. Insurance ceded on life and accident and health products represents
 .7% of premium income for 1999. Torchmark would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

  Insurance affiliates also assume insurance risks of other companies. Life reinsurance assumed represents 2.3% of life insurance in force at December 31, 1999 and reinsurance assumed on life and accident and health products represents 1.9% of premium income for 1999.

  Leases: Torchmark leases office space and office equipment under a variety of operating lease arrangements. These leases contain various renewal options, purchase options, and escalation clauses. Rental expense for operating leases was $3.4 million in 1999 and $3.2 million in 1998 and 1997. Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 1999 are as follows: 2000, $2.0 million; 2001, $1.2 million; 2002, $845 thousand; 2003,
$438 thousand; 2004, $189 thousand and in the aggregate, $4.9 million.

  Concentrations of Credit Risk: Torchmark maintains a highly diversified investment portfolio with limited concentration in any given region, industry, or economic characteristic. At December 31, 1999, the investment portfolio consisted of the following:

                                                                  Percent of
     Type of Investment                                           Portfolio
     ------------------                                           ----------
     Investment-grade corporate bonds                                 64%
     Securities of state and municipal governments                     9
     Securities of the U.S. government or U.S. government-backed
      securities                                                       8
     Nongovernment-guaranteed mortgage-backed securities               5
     Noninvestment-grade securities                                    5
     Policy loans, which are secured by the underlying insurance
      policy values                                                    4
     Short-term investments, which generally mature within one
      month                                                            2
     Mortgages                                                         1
     Securities of foreign governments                                 1
     Equity securities, real estate, and other long-term
      investments                                                      1

  Investments in municipal governments and corporations are made throughout the U.S. with no concentration in any given state. Most of the investments in foreign government securities are in Canadian government obligations. Corporate debt and equity investments are made in a wide range of industries. At December 31, 1999, 4% or more of the portfolio was invested in the following industries:

                                           Percent of
     Industry                              Portfolio
     --------                              ----------
     Depository institutions                   10%
     Electric, gas, and sanitary services      10
     Insurance carriers                         5
     Chemicals and allied products              4
     Communications                             4
     Food and kindred products                  4
     Nondepository credit institutions          4

  Otherwise, no individual industry represented 4% or more of Torchmark's investments. At year-end 1999, 5% of the carrying value of fixed maturities was rated below investment grade (BB or lower as rated by Standard & Poor's or the equivalent NAIC designation). Par value of these investments was $313

              (Dollar amounts in thousands except per share data)

Note 18--Commitments and Contingencies (continued) million, amortized cost was $314 million, and market value was $295 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in market value.

  Collateral Requirements: Torchmark requires collateral for investments in instruments where collateral is available and is typically required because of the nature of the investment. Since the majority of Torchmark's investments is in government, government-secured, or corporate securities, the requirement for collateral is rare. Torchmark's mortgages are secured by collateral.

  Guarantees: In the fourth quarter of 1999, Torchmark issued a full financial guaranty of all obligations, receivables, and recovery of capital on behalf of its subsidiaries American Income and AILIC Receivable Corporation up to $100 million. The guarantee was made to an unaffiliated third party as agent for the purchasers of certain agent receivables of American Income.

  Litigation: Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a defendant. In 1999, Alabama enacted legislation limiting punitive damages in non-physical injury cases to the greater of $500,000 or three times compensatory damages. Since this legislation has not undergone scrutiny by appellate courts regarding its constitutionality and a jury's discretion regarding the amount of compensatory damages (including mental anguish) awarded in any given case is not precisely defined, the effect of this legislation on Torchmark's litigation remains unclear. Thus, the likelihood or extent of a punitive damage award in any given case is currently impossible to predict. As of December 31, 1999, Liberty was a party to approximately 135 active lawsuits (including 17 employment related cases and excluding interpleaders and stayed cases), 126 of which were Alabama proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

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

  On August 25, 1995, a purported class action was filed against Torchmark, Globe, United American and certain officers of these companies in the United States District Court for the Western District of Missouri on behalf of all former agents of Globe (Smith v. Torchmark Corporation, Case No. :95-3304-CV-S-4). This action alleges that the defendants breached independent agent contracts with the plaintiffs by treating them as captive agents and engaged in a pattern of racketeering activity wrongfully denying income and renewal commissions to the agents, restricting insurance sales, mandating the purchase of worthless leads, terminating agents without cause and inducing the execution of independent agent contracts based on misrepresentations of fact. Monetary damages in an unspecified amount are sought. A plaintiff class was certified by the District Court on February 26, 1996, although the certification did not go to the merit of the allegations in the complaint. On December 31, 1996, the plaintiffs filed an amended complaint in Smith to allege violations of various provisions of the Employment Retirement Income Security Act of 1974. Extensive discovery was then conducted. In October 1998, defendants filed a motion to decertify the presently defined class in Smith. On March 23, 1999, the District Court granted defendants' motion to decertify the Smith class in part and decertified all but the ERISA claims of a more narrowly defined Smith class. In May 1999, the defendants filed motions to dismiss the claims certified by the Court's March 23, 1999 order. On December 14, 1999, the District Court granted defendants' motion for summary judgment. That Court denied a motion for reconsideration on January 21, 2000.

  It has been previously reported that Torchmark, its subsidiaries United American and Globe and certain individual corporate officers are parties to purported class action litigation filed in April, 1996 in

              (Dollar amounts in thousands except per share data)

Note 18--Commitments and Contingencies (continued) the U.S. District Court for the Northern District of Georgia (Crichlow v. Torchmark Corporation, Case No. 4:96-CV-0086-HLM) involving certain hospital and surgical insurance policies issued by Globe and United American. In September 1997, the U.S. District Court entered an order granting summary judgment against the plaintiffs on certain issues and denying national class certification, although indicating that plaintiffs could move for the certification of a state class of Georgia policyholders. Discovery then proceeded on the remaining claims for breach of contract and the duty of good faith arising from closure of the block of business and certain post-claim matters as well as fraud and conspiracy relating to pricing and delay in implementing rate increases. On June 17, 1998, the U.S. District Court entered an order which denied the plaintiffs' motion to certify a Georgia policyholders class, denied reconsideration of the previously entered motion for summary judgment on certain issues, denied reconsideration of the denial of national certification of a class of policyholders and severed and transferred claims of Mississippi policyholders to the U.S. District Court for the Northern District of Mississippi (Greco v. Torchmark Corporation, Case No. 1:98CV196-D-D). The U.S. District Court granted defendants' motion for summary judgment on all remaining issues in Crichlow on February 4, 1999. Plaintiffs in Greco then moved to certify a class of persons purchasing Globe hospital and surgical insurance policies in Mississippi. On February 1, 1999, defendants filed a motion for summary judgment in Greco.

  Defendants' motion for summary judgment on all remaining issues in Crichlow was granted by the District Court on February 4, 1999. The Crichlow plaintiffs have appealed and Crichlow defendants have cross-appealed various orders of the District Court to the United States Court of Appeals for the Eleventh Circuit.

  On October 29, 1999, the District Court dismissed all of the plaintiffs' claims in Greco in their entirety and entered a final judgment dismissing Greco with prejudice. This October 29, 1999 order in Greco has been appealed by plaintiffs to the Fifth Circuit Court of Appeals.

  As previously reported, Liberty has been a party to two lawsuits alleging that a class of persons were insured under Liberty policies when Liberty knew that such persons were not entitled to retain any benefits under these policies, one of which was filed in 1996 in the Circuit Court of Jefferson County, Alabama (Harris v. Liberty National Life Insurance Company, Case No. CV-96-01836) and the other in the Circuit Court of St. Clair County, Alabama (Gentry v. Liberty National Life Insurance Company, Case No. CV-97-61). The Gentry case was dismissed by the St. Clair County Circuit Court on June 16, 1998 and subsequently the Harris case was amended to add former plaintiff Gentry as an additional class representative in that case. On December 28, 1999, the Jefferson County Circuit Court entered an order in Harris granting summary judgment for Liberty on all plaintiffs' claims except unjust enrichment. The only remaining claim in the Harris plaintiffs' motion for class certification, one of unjust enrichment, was denied by the Circuit Court in an order denying the motion for class certification entered February 10, 2000.

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

  In November 1993, an attorney (purporting to represent the funeral director class) filed a petition in the District Court seeking "alternative relief" under the final judgment. This petition was voluntarily withdrawn on November 8, 1995 by petitioners. On February 23, 1996, Liberty filed a petition with the

              (Dollar amounts in thousands except per share data)

Note 18--Commitments and Contingencies (continued)
District Court requesting that it order certain contract funeral directors to comply with their obligations under the Final Judgment in Battle and their funeral service contracts. A petition was filed on April 8, 1996 on behalf of a group of funeral directors seeking to modify the 1978 decree in Battle in light of changed economic circumstances. All parties made extensive submissions to the District Court and a hearing on the opposing petitions was held by the District Court on February 9, 1999. On March 8, 1999, the District Court entered an order granting Liberty's petition to enforce the obligations of contract funeral directors under their funeral service contracts and denying the funeral directors' petition for review of the Battle Final Judgment and alternative relief. On July 29, 1999, the funeral director class filed an appeal with the U.S. Court of Appeals of the Eleventh Circuit seeking to have the March 8, 1999 order vacated on the merits. Liberty filed a joint motion in the Eleventh Circuit Court seeking remand to the District Court for purposes of appointment of class counsel for burial policyholders, who are currently not formally represented in these proceedings. The Circuit Court issued an order denying Liberty's joint motion on September 15, 1999 and the funeral director class' appeal remains pending. On January 24, 2000, Liberty and the funeral director class filed a joint motion for remand in order to allow the District Court to evaluate a proposed settlement of the funeral directors' appeal.

  On October 28, 1999, Liberty was served with a subpoena from the Florida Department of Insurance in connection with that Department's investigation into Liberty's sales practices and disclosures in the State of Florida regarding industrial life insurance and low value life insurance policies. Subsequently, on December 8, 1999, purported class action litigation was filed against Liberty in the United States District Court for the Northern District of Alabama (Moore v. Liberty National Life Insurance Company, Case No. CV-99-BU-3262-S), on behalf of all African-Americans who have or have had at the time of policy termination an ownership interest in certain life insurance policies ($25,000 face amount or less) marketed by Liberty and certain of its former subsidiaries. Plaintiffs allege racial discrimination in Liberty's premium rates in violation of 42 U.S.C (S)1981, breach of fiduciary duty in sales and administrative practices, receipt of excessive and unreasonable premium payments by Liberty, improper hiring, supervision, retention and failure to monitor actions of officers, agents and employees, breach of contract in dismantling the debit premium collection system, fraudulent inducement and negligent misrepresentation. Unspecified compensatory and punitive damages are sought together with a declaratory judgment and equitable and/or injunctive relief, including establishment of a constructive trust for the benefit of class members. Defendants filed a motion for judgment on the pleadings or in the alternative for summary judgment on January 27, 2000.


Note 19--Business Segments

  Torchmark's segments are based on the insurance product lines it markets and administers, life insurance, health insurance, and annuities. These major product lines are set out as segments because of the common characteristics of products within these categories, comparability of margins, and the similarity in regulatory environment and management techniques. There is also an investment segment which manages the investment portfolio, debt, and cash flow for the insurance segments and the corporate function. Torchmark's management evaluates the overall performance of the operations of the company in accordance with these segments.

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

              (Dollar amounts in thousands except per share data)

Note 19--Business Segments (continued)


  Torchmark markets its insurance products through a number of distribution channels, each of which sells the products of one or more of Torchmark's insurance segments. The tables below present segment premium revenue by each of Torchmark's marketing groups.

                                               For the Year 1999
                         -----------------------------------------------------------------
                               Life            Health         Annuity          Total
                         ----------------  --------------  -------------  ----------------
                                    % of            % of           % of              % of
Distribution Channel       Amount   Total   Amount  Total  Amount  Total    Amount   Total
--------------------     ---------- -----  -------- -----  ------- -----  ---------- -----
United American
 Independent............ $   37,375   3.7% $427,023  51.8% $   508   1.2% $  464,906  24.7%
Liberty National
 Exclusive..............    288,330  28.3   143,857  17.4       60   0.2     432,247  22.9
American Income
 Exclusive..............    217,367  21.3    47,564   5.8                    264,931  14.1
Direct Response.........    245,824  24.1    11,778   1.4                    257,602  13.7
United American
 Exclusive..............     19,318   1.9   194,594  23.6                    213,912  11.4
United Investors
 Exclusive..............     84,098   8.3                   40,401  98.6     124,499   6.6
Military Independent....    104,590  10.3                                    104,590   5.5
Other...................     21,399   2.1                                     21,399   1.1
                         ---------- -----  -------- -----  ------- -----  ---------- -----
                         $1,018,301 100.0% $824,816 100.0% $40,969 100.0% $1,884,086 100.0%
                         ========== =====  ======== =====  ======= =====  ========== =====
                                               For the Year 1998
                         -----------------------------------------------------------------
                               Life            Health         Annuity          Total
                         ----------------  --------------  -------------  ----------------
                                    % of            % of           % of              % of
Distribution Channel       Amount   Total   Amount  Total  Amount  Total    Amount   Total
--------------------     ---------- -----  -------- -----  ------- -----  ---------- -----
United American
 Independent............ $   36,925   3.8% $417,556  54.9% $   445   1.3% $  454,926  25.9%
Liberty National
 Exclusive..............    282,389  29.4   135,861  17.9  $    84   0.2     418,334  23.9
American Income
 Exclusive..............    204,310  21.3    47,074   6.2                    251,384  14.3
Direct Response.........    221,371  23.1     8,817   1.2                    230,188  13.1
United American
 Exclusive..............     18,798   2.0   150,602  19.8                    169,400   9.7
United Investors
 Exclusive..............     80,376   8.4                   33,065  97.4     113,441   6.4
Military Independent....     92,204   9.6                                     92,204   5.3
Other...................     23,393   2.4                      360   1.1      23,753   1.4
                         ---------- -----  -------- -----  ------- -----  ---------- -----
                         $  959,766 100.0% $759,910 100.0% $33,954 100.0% $1,753,630 100.0%
                         ========== =====  ======== =====  ======= =====  ========== =====

                                               For the Year 1997
                         -----------------------------------------------------------------
                               Life            Health         Annuity          Total
                         ----------------  --------------  -------------  ----------------
                                    % of            % of           % of              % of
Distribution Channel       Amount   Total   Amount  Total  Amount  Total    Amount   Total
--------------------     ---------- -----  -------- -----  ------- -----  ---------- -----
United American
 Independent............ $   36,810   4.0% $428,775  58.0% $   333   1.2% $  465,918  27.8%
Liberty National
 Exclusive..............    280,519  30.8   125,701  17.0       84   0.3     406,304  24.2
American Income
 Exclusive..............    190,681  20.9    46,116   6.2                    236,797  14.1
Direct Response.........    195,393  21.5     6,467   0.9                    201,860  12.0
United American
 Exclusive..............     18,243   2.0   132,426  17.9                    150,669   9.0
United Investors
 Exclusive..............     77,986   8.6                   27,009  94.7     104,995   6.3
Military Independent....     79,631   8.8                                     79,631   4.7
Other...................     30,729   3.4                    1,101   3.8      31,830   1.9
                         ---------- -----  -------- -----  ------- -----  ---------- -----
                         $  909,992 100.0% $739,485 100.0% $28,527 100.0% $1,678,004 100.0%
                         ========== =====  ======== =====  ======= =====  ========== =====


  Because of the nature of the insurance industry, Torchmark has no individual or group which would be considered a major customer. Substantially all of Torchmark's business is conducted in the United States, primarily in the Southeastern and Southwestern regions.

  The measure of profitability established by management for insurance segments is underwriting income before other income and administrative expenses, in accordance with the manner the segments are managed. It essentially represents gross profit margin on insurance products before insurance administrative expenses and consists of premium, less net policy obligations, acquisition expenses, and commissions. It differs from GAAP pretax operating income before other income and administrative expense for two primary reasons. First, there is a reduction to policy obligations for interest credited by

              (Dollar amounts in thousands except per share data)

Note 19--Business Segments (continued)

contract to policyholders because this interest is earned and credited by the investment segment. Second, interest is also added to acquisition expense which represents the implied interest cost of deferred acquisition costs, which is funded by and is attributed to the investment segment.

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

                                                           For the year 1999
                          -----------------------------------------------------------------------------------------
                             Life      Health   Annuity   Investment   Other    Corporate  Adjustments Consolidated
                          ----------  --------  --------  ---------- ---------  ---------  ----------- ------------
Revenue:
 Premium................  $1,018,301  $824,816  $ 40,969                                                $1,884,086
 Net Investment income..                                   $458,824                         $(11,487)      447,337
 Other income...........                                             $   3,348                (2,008)        1,340
                          ----------  --------  --------   --------  ---------  --------    --------    ----------
   Total revenue........   1,018,301   824,816    40,969    458,824      3,348               (13,495)    2,332,763
Expenses:
 Policy benefits........     666,122   535,901    34,524                                                 1,236,547
 Required reserve
  interest..............    (229,287)  (17,383)  (40,991)   287,661                                            -0-
 Amortization of
  acquisition costs.....     170,444    64,046    13,310                                                   247,800
 Commissions and premium
  tax...................      56,341    84,913       759                                      18,642       160,655
 Required interest on
  acquisition costs.....      91,412    12,707     6,536   (110,655)                                           -0-
 Financing costs*.......                                     66,431                          (14,090)       52,341
                          ----------  --------  --------   --------  ---------  --------    --------    ----------
   Total expenses.......     755,032   680,184    14,138    243,437                            4,552     1,697,343
                          ----------  --------  --------   --------  ---------  --------    --------    ----------
Underwriting income
 before other income and
 administrative expense
 and nonrecurring
 charge.................     263,269   144,632    26,831                                                   434,732
Nonrecurring charge.....     (20,650)                                                         20,650           -0-
                          ----------  --------  --------   --------  ---------  --------    --------    ----------
 Underwriting income
  before other income
  and administrative
  expense**.............     242,619   144,632    26,831                                      20,650       434,732
Excess investment
 income.................                                    215,387                                        215,387
Subtotal adjustments....                                                 3,348               (18,047)      (14,699)
                          ----------  --------  --------   --------  ---------  --------    --------    ----------
   Subtotal.............     242,619   144,632    26,831    215,387      3,348                 2,603       635,420
Administrative expense..                                              (104,903)                           (104,903)
Parent expense..........                                                        $(10,166)                  (10,166)
Goodwill amortization...                                                         (12,075)                  (12,075)
                          ----------  --------  --------   --------  ---------  --------    --------    ----------
   Pretax operating
    income..............  $  242,619  $144,632  $ 26,831   $215,387  $(101,555) $(22,241)   $  2,603       508,276
                          ==========  ========  ========   ========  =========  ========    ========
Deduct realized investment losses, deferred acquisition cost adjustment, and gain on sale of
 equipment......................................................................................          (105,868)
                                                                                                        ----------
   Pretax income................................................................................        $  402,408
                                                                                                        ==========

--------
* Investment segment includes MIPS dividend on a pretax basis.
** Insurance segments exclude Family Service.

              (Dollar amounts in thousands except per share data)

Note 19--Business Segments (continued)

                                                             For the year 1998
                      ------------------------------------------------------------------------------------------------------
                                                                                          Family
                                                                                         Service
                                                                                       Underwriting
                        Life      Health   Annuity   Investment    Other    Corporate     Income    Adjustments Consolidated
                      ---------  --------  --------  ----------  ---------  ---------  ------------ ----------- ------------
 Revenue:
  Premium...........  $ 957,274  $759,910  $ 33,594                                      $  2,852                $1,753,630
  Net investment
   income...........                                 $ 470,701                                       $(11,143)      459,558
  Other income......                                             $   4,488                             (2,163)        2,325
                      ---------  --------  --------  ---------   ---------  --------     --------    --------    ----------
    Total revenue...    957,274   759,910    33,594    470,701       4,488                  2,852     (13,306)    2,215,513
 Expenses:
  Policy benefits...    618,867   482,496    34,662                                        14,251                 1,150,276
  Required reserve
   interest.........   (215,185)  (20,440)  (42,171)   296,696                            (18,900)                      -0-
  Amortization of
   acquisition
   costs............    158,298    59,208    11,561                                         3,883      (1,926)      231,024
  Commissions and
   premium tax......     57,364    87,828       510                                           208      (2,163)      143,747
  Required interest
   on acquisition
   costs............     85,374    11,373     5,609   (103,481)                             1,125                       -0-
  Financing costs*..                                    71,367                                        (15,042)       56,325
                      ---------  --------  --------  ---------   ---------  --------     --------    --------    ----------
    Total expenses..    704,718   620,465    10,171    264,582                                567     (19,131)    1,581,372
                      ---------  --------  --------  ---------   ---------  --------     --------    --------    ----------
 Underwriting income
  before other
  income and
  administrative
  expense**.........    252,556   139,445    23,423                                         2,285                   417,709
 Reclass of Family
  Service...........      2,187                  98                                        (2,285)                      -0-
                      ---------  --------  --------  ---------   ---------  --------     --------    --------    ----------
 Underwriting income
  before other
  income and
  administrative
  expense...........    254,743   139,445    23,521                                                                 417,709
 Excess investment
  income............                                   206,119                                                      206,119
 Subtotal
  adjustments.......                                                 4,488                              5,825        10,313
                      ---------  --------  --------  ---------   ---------  --------     --------    --------    ----------
    Subtotal........    254,743   139,445    23,521    206,119       4,488                              5,825       634,141
 Administrative
  expense...........                                              (103,451)                                        (103,451)
 Parent expense.....                                                        $(10,406)                  (3,581)      (13,987)
 Goodwill
  amortization......                                                         (12,075)                               (12,075)
                      ---------  --------  --------  ---------   ---------  --------     --------    --------    ----------
    Pretax operating
     income.........  $ 254,743  $139,445  $ 23,521  $ 206,119   $ (98,963) $(22,481)    $    -0-    $  2,244       504,628
                      =========  ========  ========  =========   =========  ========     ========    ========
 Deduct realized investment losses and deferred acquisition cost adjustment.............................            (57,637)
                                                                                                                 ----------
    Pretax income.......................................................................................         $  446,991
                                                                                                                 ==========

-------
* Investment segment includes MIPS dividend on a pretax basis.
** Insurance segments exclude Family Service.

              (Dollar amounts in thousands except per share data)

Note 19--Business Segments (continued)

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

              (Dollar amounts in thousands except per share data)

Note 19--Business Segments (continued)


  Assets for each segment are reported based on a specific identification basis. The insurance segments' assets contain deferred acquisition costs, value of insurance purchased, and separate account assets. The investment segment includes the investment portfolio, cash, and accrued investment income. Goodwill is assigned to corporate operations. All other assets, representing less than 2% of total assets, are included in the other category. The table below reconciles segment assets to total assets as reported in the consolidated financial statements.

                                                          At December 31, 1999
                          -------------------------------------------------------------------------------------
                             Life     Health   Annuity   Investment  Other   Corporate Adjustments Consolidated
                          ---------- -------- ---------- ---------- -------- --------- ----------- ------------
Cash and invested
 assets.................                                 $6,202,251                                $ 6,202,251
Accrued investment
 income.................                                    112,475                                    112,475
Deferred acquisition
 costs..................  $1,547,934 $225,637 $  119,751                                             1,893,322
Goodwill................                                                     $402,584                  402,584
Separate account assets.                       3,413,675                                             3,413,675
Other assets............                                            $107,357                           107,357
                          ---------- -------- ---------- ---------- -------- --------              -----------
Total assets............  $1,547,934 $225,637 $3,533,426 $6,314,726 $107,357 $402,584              $12,131,664
                          ========== ======== ========== ========== ======== ========              ===========

                                                          At December 31, 1998
                          -------------------------------------------------------------------------------------
                             Life     Health   Annuity   Investment  Other   Corporate Adjustments Consolidated
                          ---------- -------- ---------- ---------- -------- --------- ----------- ------------
Cash and invested
 assets.................                                 $6,449,021                                $ 6,449,021
Accrued investment
 income.................                                     99,279                                     99,279
Deferred acquisition
 costs..................  $1,390,030 $190,285 $   92,836                                             1,673,151
Goodwill................                                                     $414,658                  414,658
Separate account assets.                       2,425,262                                             2,425,262
Other assets............                                            $187,657                           187,657
                          ---------- -------- ---------- ---------- -------- --------              -----------
Total assets............  $1,390,030 $190,285 $2,518,098 $6,548,300 $187,657 $414,658              $11,249,028
                          ========== ======== ========== ========== ======== ========              ===========


              (Dollar amounts in thousands except per share data)


Note 20--Related Party Transactions

  Transactions Regarding Vesta: Since 1993, Torchmark has held a passive investment in Vesta, a property insurance carrier. Torchmark held 5.1 million shares of Vesta stock, or approximately 28% of the outstanding shares of Vesta, until December, 1998. Torchmark carried its investment in Vesta during this period on the equity method of accounting. In June, 1998, Vesta announced that (a) an investigation of accounting irregularities that occurred during the fourth quarter of 1997 and the first quarter of 1998 would result in an aggregate $14 million net after-tax reduction in previously reported net income, and, in addition, that (b) it would restate its historical financial statements for the period of 1993 through the first quarter of 1998, reflecting reductions in reported net after-tax earnings of $49 million for the period of 1993 through 1997 and $10 million for the first quarter of 1998. To reflect its pro rata share of Vesta's cumulative reported financial corrections, Torchmark recorded a pre-tax charge of $20 million ($13 million after tax) or $.09 per diluted share in the second quarter of 1998. As a result of the announcements relating to Vesta and the decline in value of Vesta stock, Vesta is currently subject to numerous class action lawsuits in state and Federal courts filed subsequent to such announcements.

  In the fourth quarter of 1998, Torchmark announced its intention to dispose of its holdings in Vesta and to sell Vesta shares under satisfactory terms. In December, 1998, Torchmark sold 680 thousand Vesta shares at a price of $4.75 per share, recording a loss of $3 million after tax. In 1999, Vesta filed a registration statement with the Securities and Exchange Commission for the public offering of its shares held by Torchmark. To facilitate the registration of Vesta shares, Torchmark reacquired the previously sold 680 thousand shares at a price of $5 per share. On November 5, 1999, the registration statement was filed by Vesta to offer all of Torchmark's holdings in Vesta.

  Because of its intention to dispose of Vesta, Torchmark wrote its carrying value of Vesta down to net realizable amount effective September 30, 1998. The adjustment produced an after-tax realized loss of $24 million, or $.17 per diluted Torchmark share. Net realizable value was $32 million at December 31, 1998. During 1998, Torchmark recorded a pretax loss of $27 million ($18 million after tax or $.13 per diluted share) on Vesta operations, including its pro rata share of Vesta's cumulative accounting corrections.

  During the first quarter of 1999, the two Torchmark directors who occupied seats on the Vesta Board of Directors resigned from those Vesta seats. Due to the vacating of the Vesta board seats and the absence of significant influence regarding Vesta, Torchmark discontinued the equity method of accounting for Vesta and has included Vesta in equity securities at market value subsequent to December 31, 1998. Torchmark carried Vesta at a value of $20 million at December 31, 1999.

  Transactions with Directors and Officers: Lamar C. Smith, elected a director of Torchmark in October 1999, is an officer, director and 15% owner of Independent Research Agency for Life Insurance, Inc. (IRA), which receives commissions as the Military Agency distribution system for selling certain life insurance products offered by Torchmark's insurance subsidiaries.

  On October 1, 1999, Torchmark sold the majority of its investment real estate in two transactions. One transaction involved sales to Elgin Development Company and other investors for total consideration of $97.4 million. The Chairman of the Executive Committee of Torchmark is a one-third investor in Elgin Development Company. His investment in Elgin Development was approximately $1.5 million.

              (Dollar amounts in thousands except per share data)

Note 21--Selected Quarterly Data (Unaudited)


  The following is a summary of quarterly results for the two years ended December 31, 1999. The information is unaudited but includes all adjustments (consisting of normal accruals) which management considers necessary for a fair presentation of the results of operations for these periods.

                                              Three Months Ended
                                 -----------------------------------------------
                                 March 31,  June 30,  September 30, December 31,
                                 ---------  --------  ------------- ------------
1999:
-----
Premium and policy charges...... $462,764   $470,010    $471,850      $479,462
Net investment income...........  111,396    110,538     111,758       113,645
Realized investment losses......   (7,116)   (78,803)    (18,128)       (6,924)
Total revenues..................  567,510    507,228     565,779       586,378
Policy benefits.................  303,446    308,718     309,113       315,270
Amortization of acquisition
 expenses.......................   59,570     62,082      62,921        63,227
Pretax income from continuing
 operations.....................  125,042     57,171     113,688       106,507
Income (Loss) from discontinued
 operations.....................      -0-     (1,060)        -0-           -0-
Net income......................   96,434     35,246      73,312        68,964
Basic net income per common
 share from continuing
 operations.....................      .59        .27         .55           .52
Basic net income per common
 share..........................      .71        .26         .55           .52
Diluted net income per common
 share from continuing
 operations.....................      .59        .27         .55           .52
Diluted net income per common
 share..........................      .71        .26         .55           .52
Diluted net income per common
 share from continuing
 operations excluding realized
 losses, related acquisition
 cost adjustment, and equity in
 earnings of Vesta..............      .62        .63         .64           .56
1998:
-----
Premium and policy charges...... $433,017   $439,364    $437,964      $443,285
Net investment income...........  119,800    117,881     112,165       109,712
Realized investment losses......   (3,173)    (1,854)    (39,750)      (12,860)
Total revenues..................  550,032    556,048     511,271       540,525
Policy benefits.................  287,024    291,826     285,217       286,209
Amortization of acquisition
 expenses.......................   57,334     57,755      57,248        58,687
Pretax income from continuing
 operations.....................  117,799    123,856      87,054       118,282
Income (Loss) from discontinued
 operations.....................   14,766     15,222     (38,607)        2,246
Net income......................   92,918     63,142      14,546        73,835
Basic net income per common
 share from continuing
 operations.....................      .56        .34         .38           .51
Basic net income per common
 share..........................      .66        .45         .10           .53
Diluted net income per common
 share from continuing
 operations.....................      .55        .34         .38           .51
Diluted net income per common
 share..........................      .66        .45         .10           .53
 Diluted net income per common
 share from continuing
 operations excluding realized
 losses, related acquisition
 cost adjustment, and equity in
 earnings of Vesta..............      .55        .57         .58           .60

         Item 9. Disagreements on Accounting and Financial Disclosure

  On October 21, 1998, with the approval of the Audit Committee of the Board of Directors of Torchmark, Torchmark engaged Deloitte & Touche LLP as its principal accountants as of January 1, 1999, effective upon the issuance of KPMG Peat Marwick LLP's ("KPMG") reports on the consolidated financial statements of Torchmark and subsidiaries and the separately issued financial statements of Torchmark's subsidiaries, unit investment trust accounts and benefit plans as of and for the year ending December 31, 1998. (KPMG completed its engagement as Torchmark's principal accountants on October 14, 1999, the date upon which the last of the audit reports as of and for the year ended December 31, 1998 for the entities noted above were issued.) The reports of KPMG on the financial statements of Torchmark for either of the two most recent fiscal years did not contain any adverse opinion or disclaimer of opinion. Such reports were not qualified or modified as to uncertainty, audit scope or accounting principles. During such years and during the period between December 31, 1998 and the date of the completion of KPMG's engagement, there was no disagreement between KPMG and Torchmark on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused that firm to make reference to the subject matter of such disagreement in connection with its report on Torchmark's financial statements.

                                   PART III

            Item 10. Directors and Executive Officers of Registrant

  Information required by this item is incorporated by reference from the sections entitled "Election of Directors," "Profiles of Directors and Nominees," "Executive Officers" and Section 16(a) "Beneficial Ownership Reporting Compliance" of the Securities Exchange Act in the Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2000 (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission.

                        Item 11. Executive Compensation

  Information required by this item is incorporated by reference from the section entitled Compensation and Other Transactions with Executive Officers and Directors in the Proxy Statement.

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

            Item 13. Certain Relationships and Related Transactions

  Information required by this item is incorporated by reference from the section entitled Compensation and Other Transactions with Executive Officers and Directors in the Proxy Statement.

                                    PART IV

  Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a) Index of documents filed as a part of this report:

                                                                      Page of
                                                                    this report
                                                                    -----------
  Financial Statements:
  Torchmark Corporation and Subsidiaries:
   Independent Auditors' Reports...................................      38
   Consolidated Balance Sheet at December 31, 1999 and 1998........      40
   Consolidated Statement of Operations for each of the years in
    the three-year period ended December 31, 1999..................      41
   Consolidated Statement of Comprehensive Income for each of the
    years in the three-year period ended December 31, 1999.........      43
   Consolidated Statement of Shareholders' Equity for each of the
    years in the three-year period ended December 31, 1999.........      44
   Consolidated Statement of Cash Flow for each of the years in the
    three-year period ended December 31, 1999......................      45
   Notes to Consolidated Financial Statements......................      47

  Schedules Supporting Financial Statements for each of the years in the three-year period ended December 31, 1999:
   II.Condensed Financial Information of Registrant (Parent Compa-
   ny).............................................................      88
   IV.Reinsurance (Consolidated)...................................      91

Schedules not referred to have been omitted as inapplicable or not required by
                                Regulation S-X.

(b) Reports on Form 8-K.

  The following Form 8-K was filed by the registrant during the fourth quarter of 1999:

    (1) Form 8-K dated October 21, 1999, reporting completion of the change of Registrant's certifying accountant.

  No financial statements were required in the Form 8-K.

(c) Exhibits

                                    EXHIBITS

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
  (3)(i) Restated Certificate of Incorporation of Torchmark Corpora-
         tion, as amended (incorporated by reference from Exhibit
         3(i) to Form 10-K for the fiscal year ended December 31,
         1998)
    (ii) By-Laws of Torchmark Corporation, as amended (incorporated by reference from Exhibit 3(b) to Form 10-K for the fiscal year ended December 31, 1989)
  (4)(a) Specimen Common Stock Certificate (incorporated by reference from Exhibit 4(a) to Form 10-K for the fiscal year ended De-
         cember 31, 1989)
     (b) Trust Indenture dated as of February 1, 1987 between
         Torchmark Corporation and Morgan Guaranty Trust Company of
         New York, as Trustee (incorporated by reference from Exhibit
         4(b) to Form S-3 for $300,000,000 of Torchmark Corporation
         Debt Securities and Warrants (Registration No. 33-11816))
 (10)(a) Torchmark Corporation and Affiliates Retired Lives Reserve
         Agreement, as amended, and Trust (incorporated by reference from Exhibit 10(b) to Form 10-K for the fiscal year ended
         December 31, 1991)
     (b) Capital Accumulation and Bonus Plan of Torchmark Corpora-
         tion, as amended, (incorporated by reference from Exhibit
         10(c) to Form 10-K for the fiscal year ended December 31,
         1988)
     (c) Torchmark Corporation Supplementary Retirement Plan (incor-
         porated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1992)
     (d) Certified Copies of Resolutions Establishing Retirement Pol-
         icy for Officers and Directors of Torchmark Corporation and
         Providing Retirement Benefits for Directors (incorporated by reference from Exhibit 10(d) to Form 10-K for the fiscal
         year ended December 31, 1998)
     (e) Certified Copy of Resolution Regarding Director Retirement
         Benefit Program
     (f) Torchmark Corporation Restated Deferred Compensation Plan
         for Directors, Advisory Directors, Directors Emeritus and
         Officers, as amended (incorporated by reference from Exhibit
         10(e) to Form 10-K for the fiscal year ended December 31,
         1992)
     (g) The Torchmark Corporation 1987 Stock Incentive Plan (incor-
         porated by reference from Exhibit 10(f) to Form 10-K for the fiscal year ended December 31, 1998)
     (h) General Agency Contract between Liberty National Life Insur-
         ance Company and Independent Research Agency For Life Insur-
         ance, Inc. (incorporated by reference from Exhibit 10(i) to
         Form 10-K for the fiscal year ended December 31, 1990)
     (i) Form of Marketing and Administrative Services Agreement be-
         tween Liberty National Fire Insurance Company, Liberty Na-
         tional Insurance Corporation and Liberty National Life In-
         surance Company (incorporated by reference from Exhibit 10.2 to Form S-1 Registration Statement No. 33-68114)
     (j) Form of Deferred Compensation Agreement Between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Eligible to Participate in the Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         and to Retire Prior to December 31, 1986 (incorporated by
         reference from Exhibit 10(k) to Form 10-K for the fiscal
         year ended December 31, 1991)

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
    (k)  Form of Deferred Compensation Agreement between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Eligible to Participate in the Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         and Not Eligible to Retire Prior to December 31, 1986 (in-
         corporated by reference from Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 1991)
    (l)  Torchmark Corporation Supplemental Savings and Investment
         Plan (incorporated by reference from Exhibit 10(m) to Form
         10-K for the fiscal year ended December 31, 1992)
    (m)  Service Agreement, dated as of January 1, 1991, between
         Torchmark Corporation and Liberty National Life Insurance
         Company (prototype for agreements between Torchmark Corpora-
         tion and other principal operating subsidiaries) (incorpo-
         rated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1992)
    (n)  The Torchmark Corporation Pension Plan (incorporated by ref-
         erence from Exhibit 10(o) to Form 10-K for the fiscal year ended December 31, 1992)
    (o)  The Torchmark Corporation 1998 Stock Incentive Plan (incor-
         porated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1998)
    (p)  The Torchmark Corporation Savings and Investment Plan (in-
         corporated by reference from Exhibit 10(s) to Form 10-K for the fiscal year ended December 31, 1992)
    (q)  Credit Agreements dated as of October 24, 1996 among
         Torchmark Corporation, the Lenders and The First National
         Bank of Chicago, as Agent (364 Day and Five Year) (incorpo-
         rated by reference from Exhibit 10(t) to Form 10-K for the fiscal year ended December 31, 1996)
    (r)  Coinsurance and Servicing Agreement between Security Benefit
         Life Insurance Company and Liberty National Life Insurance
         Company, effective as of December 31, 1995 (incorporated by reference from Exhibit 10(u) to Form 10-K for the fiscal
         year ended December 31, 1995)
    (s)  Form of Deferred Compensation Agreement Between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Not Eligible to Participate in Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         (incorporated by reference from Exhibit 10(j) to Form 10-K for the fiscal year ended December 31, 1991)
    (t)  Torchmark Corporation 1996 Non-Employee Director Stock Op-
         tion Plan (incorporated by reference from Exhibit 10(w) to
         Form 10-K for the fiscal year ended December 31, 1996)
    (u)  Torchmark Corporation 1996 Executive Deferred Compensation
         Stock Option Plan (incorporated by reference from Exhibit
         10(x) to Form 10-K for the fiscal year ended December 31,
         1996)

    (v)  The Liberty National Life Insurance Company Pension Plan for
         Non-Commissioned Employees

    (x)  Receivables Purchase Agreement dated as of December 21, 1999 among AILIC Receivables Corporation, American Income Life
         Insurance Company, Preferred Receivables Funding Corporation
         and BankOne, NA
 (11)    Statement re computation of per share earnings                    86
 (20)    Proxy Statement for Annual Meeting of Stockholders to be
         held April 27, 2000
 (21)    Subsidiaries of the registrant                                    87
 (23)(a) Consent of Deloitte & Touche LLP to incorporation by refer-
         ence of their audit report dated January 28, 2000, into
         Form S-8 of The Torchmark Corporation Savings and Investment
         Plan (Registration No. 2-76378)

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
    (b) Consent of Deloitte & Touche LLP to incorporation by
        reference of their audit report dated January 28, 2000, into
        Form S-8 and the accompanying Form S-3 Prospectus of the
        Torchmark Corporation 1996 Non-Employee Director Stock Option
        Plan (Registration No. 2-93760)
    (c) Consent of Deloitte & Touche LLP to incorporation by
        reference of their audit report dated January 28, 2000, into
        Form S-8 and the accompanying Form S-3 Prospectus of the
        Torchmark Corporation 1987 Stock Incentive Plan (Registration
        No. 33-23580)
    (d) Consent of Deloitte & Touche LLP to incorporation by
        reference of their audit report dated January 28, 2000, into
        Form S-8 and the accompanying Form S-3 Prospectus of The
        Capital Accumulation and Bonus Plan of Torchmark Corporation
        (Registration No. 33-1032)
    (e) Consent of Deloitte & Touche LLP to incorporation by
        reference of their audit report dated January 28, 2000, into
        Form S-8 of the Liberty National Life Insurance Company
        401(k) Plan (Registration No. 33-65507)
    (f) Consent of Deloitte & Touche LLP to incorporation by
        reference of their audit report dated January 28, 2000, into
        Form S-8 and accompanying Form S-3 Prospectus of the
        Torchmark Corporation 1996 Executive Deferred Compensation
        Stock Option Plan (Registration No. 333-27111)
    (g) Consent of KPMG LLP to incorporation by reference of their audit report dated January 29, 1999, except for Note 18,
        which is as of February 10, 1999, into Form S-8 and The
        Torchmark Corporation Savings and Investment Plan
        (Registration No. 2-76378)
    (h) Consent of KPMG LLP to incorporation by reference of their audit report dated January 29, 1999, except for Note 18,
        which is as of February 10, 1999, into Form S-8 and the
        accompanying Form S-3 Prospectus of the Torchmark Corporation
        1996 Non-Employee Stock Option Plan (Registration No. 2-
        93760)
    (i) Consent of KPMG LLP to incorporation by reference of their audit report dated January 29, 1999, except for Note 18,
        which is as of February 10, 1999, into Form S-8 and the
        accompanying Form S-3 Prospectus of the Torchmark Corporation
        1987 Stock Incentive Plan (Registration No. 33-23580)
    (j) Consent of KPMG LLP to incorporation by reference of their audit report dated January 29, 1999, except for Note 18,
        which is as of February 10, 1999, into Form S-8 and the
        accompanying Form S-3 Prospectus of the Capital Accumulation and Bonus Plan of Torchmark Corporation (Registration No. 33-
        1032)
    (k) Consent of KPMG LLP to incorporation by reference of their audit report dated January 29, 1999, except for Note 18,
        which is as of February 10, 1999, into Form S-8 and the
        Liberty National Life Insurance Company 401(k) Plan
        (Registration No. 33-65507)
    (l) Consent of KPMG LLP to incorporation by reference of their audit report dated January 29, 1999, except for Note 18,
        which is as of February 10, 1999, into Form S-8 and
        accompanying Form S-3 Prospectus of the Torchmark Corporation
        1996 Executive Deferred Compensation Stock Plan (Registration
        No. 333-27111)
 (24)   Powers of attorney
 (27)   Financial Data Schedule

Exhibit 11. Statement re computation of per share earnings

            TORCHMARK CORPORATION COMPUTATION OF EARNINGS PER SHARE

                                           Twelve months ended December 31,
                                        ----------------------------------------
                                            1999          1998          1997
                                        ------------  ------------  ------------
Net income from continuing operations.  $258,930,000  $255,776,000  $260,429,000
Discontinued operations of Waddell &
 Reed:
 Net income from operations...........           -0-    47,868,000    77,314,000
 Loss on disposal.....................    (1,060,000)  (54,241,000)          -0-
                                        ------------  ------------  ------------
Net income before extraordinary item
 and cumulative effect of change in
 accounting principle.................   257,870,000   249,403,000   337,743,000
Loss on redemption of debt ...........           -0-    (4,962,000)          -0-
                                        ------------  ------------  ------------
Net income before cumulative effect of
 change in accounting principle.......   257,870,000   244,441,000   337,743,000
Cumulative effect of change in ac-
 counting principle...................    16,086,000           -0-           -0-
                                        ------------  ------------  ------------
Net income............................  $273,956,000  $244,441,000  $337,743,000
                                        ============  ============  ============
Basic weighted average shares out-
 standing.............................   133,197,023   139,998,671   139,202,354
Diluted weighted average shares out-
 standing.............................   133,985,943   141,351,912   141,431,156
Basic earnings per share:
Net income from continuing operations.  $       1.95  $       1.83  $       1.87
Discontinued operations of Waddell &
 Reed:
 Net income from operations...........           -0-           .34           .56
 Loss on disposal.....................          (.01)         (.39)          -0-
                                        ------------  ------------  ------------
Net income before extraordinary item
 and cumulative effect of change in
 accounting principle.................          1.94          1.78          2.43
Loss on redemption of debt............           -0-          (.03)          -0-
                                        ------------  ------------  ------------
Net income before cumulative effect of
 change in accounting principle.......          1.94          1.75          2.43
Cumulative effect of change in ac-
 counting principle...................           .12           -0-           -0-
                                        ------------  ------------  ------------
Net income............................  $       2.06  $       1.75  $       2.43
                                        ============  ============  ============
Diluted earnings per share:
Net income from continuing operations.  $       1.93  $       1.81  $       1.84
Discontinued operations of Waddell &
 Reed:
 Net income from operations...........           -0-           .34           .55
 Loss on disposal.....................         (.01)          (.38)          -0-
                                        ------------  ------------  ------------
Net income before extraordinary item
 and cumulative effect of change in
 accounting principle.................          1.92          1.77          2.39
Loss on redemption of debt............           -0-          (.04)          -0-
                                        ------------  ------------  ------------
Net income before cumulative effect of
 change in accounting principle.......          1.92          1.73          2.39
Cumulative effect of change in ac-
 counting principle...................           .12           -0-           -0-
                                        ------------  ------------  ------------
Net income............................  $       2.04  $       1.73  $       2.39
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

All other exhibits required by Regulation S-K are listed as to location in the "Index of documents filed as a part of this report" on pages 83 through 85 of this report. Exhibits not referred to have been omitted as inapplicable or not required.

                     TORCHMARK CORPORATION (PARENT COMPANY)
           SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEET
                             (Amounts in thousands)

                                                             December 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
Assets:
 Investments:
  Long-term investments................................  $  200,843  $  105,703
  Short-term investments...............................       2,899       1,714
                                                         ----------  ----------
 Total investments.....................................     203,742     107,417
 Cash..................................................       1,059       7,724
 Investment in affiliates..............................   2,851,913   3,156,322
 Due from affiliates...................................         -0-      53,207
 Accrued investment income.............................       2,360       1,731
 Other assets..........................................      44,404      35,377
                                                         ----------  ----------
   Total assets........................................  $3,103,478  $3,361,778
                                                         ==========  ==========
Liabilities and shareholders' equity:
 Liabilities:
  Short-term debt......................................  $  418,394  $  355,242
  Long-term debt.......................................     394,160     394,048
  Taxes payable........................................         -0-       8,683
  Due to affiliates....................................      51,724      61,542
  Other liabilities....................................      52,539      89,476
                                                         ----------  ----------
  Total liabilities....................................     916,817     908,991
 Monthly income preferred securities...................     193,324     193,259
 Shareholders' equity:
  Preferred stock......................................         279         299
  Common stock.........................................     147,801     147,801
  Additional paid-in capital...........................     901,532     910,119
  Accumulated other comprehensive income ..............    (174,222)    144,501
  Retained earnings....................................   1,910,487   1,707,933
  Treasury stock.......................................    (792,540)   (651,125)
                                                         ----------  ----------
  Total shareholders' equity...........................   1,993,337   2,259,528
                                                         ----------  ----------
  Total liabilities and shareholders' equity...........  $3,103,478  $3,361,778
                                                         ==========  ==========


                 See accompanying Independent Auditors' Report.

                             TORCHMARK CORPORATION
                                (PARENT COMPANY)
     SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
                       CONDENSED STATEMENT OF OPERATIONS
                             (Amounts in thousands)

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
Net investment income............................  $ 17,747  $ 20,024  $  5,275
Realized investment losses.......................   (24,179)  (54,855)  (19,706)
                                                   --------  --------  --------
  Total revenue..................................    (6,432)  (34,831)  (14,431)
General operating expenses.......................    10,169    10,406    13,880
Reimbursements from affiliates...................   (10,800)  (13,653)  (13,956)
Interest expense.................................    58,119    65,871    96,402
                                                   --------  --------  --------
  Total expenses.................................    57,488    62,624    96,326
                                                   --------  --------  --------
Operating loss before income taxes and equity in
 earnings of affiliates..........................   (63,920)  (97,455) (110,757)
Income taxes ....................................    22,834    44,132    38,189
                                                   --------  --------  --------
Net operating loss before equity in earnings of
 affiliates......................................   (41,086)  (53,323)  (72,568)
Equity in earnings of affiliates.................   308,114   327,984   420,186
Adjustment to carrying value of Vesta............       -0-   (20,234)      -0-
Monthly income preferred securities dividend (net
 of tax).........................................    (9,158)   (9,777)   (9,875)
                                                   --------  --------  --------
  Net income from continuing operations..........   257,870   244,650   337,743
Discontinued operations of Waddell & Reed:
 Income from operations..........................       -0-     9,154       -0-
 Loss on disposal................................       -0-    (4,401)      -0-
                                                   --------  --------  --------
Net income before extraordinary item and
 cumulative effect of change in accounting
 principle.......................................   257,870   249,403   337,743
Loss on redemption of debt (net of tax)..........       -0-    (4,962)      -0-
                                                   --------  --------  --------
Net income before cumulative effect of change in
 accounting principle............................   257,870   244,441   337,743
Cumulative effect of change in accounting princi-
 ple.............................................    16,086       -0-       -0-
                                                   --------  --------  --------
  Net Income.....................................  $273,956  $244,441  $337,743
                                                   ========  ========  ========


                 See accompanying Independent Auditors' Report.

                             TORCHMARK CORPORATION
                                (PARENT COMPANY)
    SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(continued)
                        CONDENSED STATEMENT OF CASH FLOW
                             (Amounts in thousands)

                                                   Year Ended December 31,
                                                -------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  ---------
Cash provided from operations before dividends
 from subsidiaries............................  $ (60,364) $ (46,825) $ (35,284)
 Cash dividends from subsidiaries.............    284,881    462,267    370,032
                                                ---------  ---------  ---------
Cash provided from operations.................    224,517    415,442    334,748
Cash provided from (used for) investing activ-
 ities:
 Disposition of investments...................     43,436    217,323        -0-
 Acquisition of investments...................    (49,260)  (311,784)    (2,150)
 Investment in subsidiaries...................       (172)      (710)  (174,799)
 Loans to subsidiaries........................    (77,476)   (48,723)  (117,392)
 Repayments on loans to subsidiaries..........     75,400    120,079     28,242
 Net decrease (increase) in temporary invest-
  ments.......................................     (1,185)    (1,378)     5,604
 Additions to properties......................     (1,298)       (48)      (454)
 Other........................................         13        -0-     (7,460)
                                                ---------  ---------  ---------
Cash used for investing activities............    (10,542)   (25,241)  (268,409)
Cash provided from (used for) financing activ-
 ities:
 Issuance of debt.............................     63,152    216,279     98,185
 Sale of Vesta shares.........................        -0-      3,056        -0-
 Repayments of debt...........................        -0-   (380,000)   (20,000)
 Issuance of stock............................     37,163      3,957     93,973
 Redemption of preferred stock................    (20,000)       -0-     (2,767)
 Acquisitions of treasury stock...............   (221,878)  (125,875)  (182,904)
 Borrowed from subsidiaries...................    138,800        -0-    133,880
 Repayment on borrowings from subsidiaries....   (150,885)       -0-    (93,060)
 Payment of dividends.........................    (66,992)  (107,166)   (86,530)
                                                ---------  ---------  ---------
Cash provided from (used for) financing activ-
 ities........................................   (220,640)  (389,749)   (59,223)
Net increase in cash..........................     (6,665)       452      7,116
Cash balance at beginning of period...........      7,724      7,272        156
                                                ---------  ---------  ---------
Cash balance at end of period.................  $   1,059  $   7,724  $   7,272
                                                =========  =========  =========

                             TORCHMARK CORPORATION
                                (PARENT COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Amounts in thousands)

Note A--Dividends from Subsidiaries

  Cash dividends paid to Torchmark from the consolidated subsidiaries were as follows:

                                                        1999     1998     1997
                                                      -------- -------- --------
       Consolidated subsidiaries..................... $284,881 $462,267 $370,032
                                                      ======== ======== ========

                 See accompanying Independent Auditors' Report.

                             TORCHMARK CORPORATION
                    SCHEDULE IV. REINSURANCE (CONSOLIDATED)
                             (Amounts in thousands)

                                                                         Percentage
                                        Ceded    Assumed                 of Amount
                             Gross    to Other  from Other      Net       Assumed
                            Amount    Companies Companies      Amount      to Net
                          ----------- --------- ----------  ------------ ----------

For the Year Ended
 December 31, 1999:
-------------------
Life insurance in force.  $99,741,126 $872,720  $2,377,705  $101,246,111    2.3 %
                          =========== ========  ==========  ============    ===

Premiums:*
 Life insurance.........  $   919,779 $  5,622  $   32,713  $    946,870    3.5 %
 Health insurance.......      831,984    7,180          12       824,816      0 %
                          ----------- --------  ----------  ------------
  Total premiums........  $ 1,751,763 $ 12,802  $   32,725  $  1,771,686    1.8 %
                          =========== ========  ==========  ============    ===
For the Year Ended De-
 cember 31, 1998:
----------------------
Life insurance in force.  $93,904,622 $718,777  $2,434,438  $ 95,620,283    2.5 %
                          =========== ========  ==========  ============    ===
Premiums:*
 Life insurance.........  $   862,101 $  5,090  $   31,503  $    888,514    3.5 %
 Health insurance.......      768,874    7,873      (1,092)      759,909    (.1)%
                          ----------- --------  ----------  ------------
  Total premiums........  $ 1,630,975 $ 12,963  $   30,411  $  1,648,423    1.8 %
                          =========== ========  ==========  ============    ===
For the Year Ended De-
 cember 31, 1997:
----------------------
Life insurance in force.  $89,372,206 $728,843  $2,497,790  $ 91,141,153    2.7 %
                          =========== ========  ==========  ============    ===
Premiums:*
 Life insurance.........  $   813,918 $  4,232  $   28,363  $    838,049    3.4 %
 Health insurance.......      748,375    8,889         -0-       739,486      0 %
                          ----------- --------  ----------  ------------
  Total premiums........  $ 1,562,293 $ 13,121  $   28,363  $  1,577,535    1.8 %
                          =========== ========  ==========  ============    ===

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

                             Torchmark Corporation

                               /s/ C.B. Hudson
                     By: ________________________________
                    C.B. Hudson, Chairman, President, Chief
                         Executive Officer and Director

                             /s/ Gary L. Coleman
                     By: ________________________________
                         Gary L. Coleman, Executive Vice
                          President and Chief Financial
                          Officer (Principal Accounting
                                     Officer)

Date: March 9, 2000

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

       /s/ Lamar C. Smith *
By: ________________________________
     Lamar C. Smith Director

Date: March 9, 2000

        /s/ Gary L. Coleman
*By: _______________________________
   Gary L. Coleman Attorney-in-fact