Form 10-Q
period 2000-03-31
TORCHMARK CORP
filed 2000-05-12
CIK 320335

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  March 31, 2000                  Commission File Number 1-8052


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

                                         Yes   X    No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the last practicable date.

        CLASS                                      OUTSTANDING AT April 28, 2000
    Common Stock,                                              128,152,201
    $1.00 Par Value


                          Index of Exhibits (Page 25)
                     Total number of pages included are 26.

                             TORCHMARK CORPORATION
                                     INDEX



                                                                         Page
                                                                         ----
Part I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                    Consolidated Balance Sheet                             1
                    Consolidated Statement of Operations                   2
                    Consolidated Statement of Comprehensive Income         3
                    Consolidated Statement of Cash Flow                    4
                    Notes to Consolidated Financial Statements             5

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       8

         Item 3. Quantitative and Qualitative Disclosures
                 about Market Risk                                        21

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                        21
         Item 6. Exhibits and Reports on Form 8-K                         25

                                                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                       TORCHMARK CORPORATION
                                                    CONSOLIDATED BALANCE SHEET
                                                      (Amounts in thousands)

                                                                                                March 31,           December 31,
                                                                                                  2000                  1999
                                                                                           ----------------      ----------------
Assets                                                                                        (Unaudited)

Investments:
   Fixed maturities, available for sale, at fair value
     (amortized cost: 2000 - $6,050,944; 1999 - $5,954,697)                                   $ 5,793,800           $ 5,679,795
   Equity securities, at fair value (cost: 2000 - $37,121; 1999 - $37,121)                         40,064                29,189
   Mortgage loans, at cost (estimated fair value:
     2000 - $98,963; 1999 - $94,716)                                                               98,847                94,599
   Investment real estate, at depreciated cost                                                     16,402                16,379
   Policy loans                                                                                   246,064               244,607
   Other long-term investments (at fair value)                                                     21,247                23,054
   Short-term investments                                                                          67,103               100,187
                                                                                              -----------           -----------
     Total investments                                                                          6,283,527             6,187,810

Cash                                                                                               10,474                14,441
Accrued investment income                                                                         112,593               112,475
Other receivables                                                                                  48,870                53,458
Deferred acquisition costs                                                                      1,791,855             1,741,570
Value of insurance purchased                                                                      146,798               151,752
Property and equipment                                                                             37,884                38,761
Goodwill                                                                                          399,565               402,584
Other assets                                                                                       25,962                15,138
Separate account assets                                                                         3,984,414             3,413,675
                                                                                              -----------           -----------
     Total assets                                                                             $12,841,942           $12,131,664
                                                                                              ===========           ===========

Liabilities and Shareholders' Equity
Liabilities:

  Future policy benefits                                                                      $ 4,924,264           $ 4,869,241
  Unearned and advance premiums                                                                    92,192                85,344
  Policy claims and other benefits payable                                                        221,944               215,923
  Other policyholders' funds                                                                       81,147                81,919
                                                                                              -----------           -----------
     Total policy liabilities                                                                   5,319,547             5,252,427

Accrued income taxes                                                                              362,101               309,271
Short-term debt                                                                                   406,546               418,394
Long-term debt (estimated fair value:
  2000 - $386,812; 1999 - $378,046)                                                               371,587               371,555
Other liabilities                                                                                 173,517               179,681
Separate account liabilities                                                                    3,984,414             3,413,675
                                                                                              -----------           -----------
     Total liabilities                                                                         10,617,712             9,945,003

Monthly income preferred securities (estimated
  fair value: 2000 - $193,000: 1999 - $193,040)                                                   193,341               193,324

Shareholders' equity:

  Preferred stock                                                                                       0                     0
  Common stock                                                                                    147,801               147,801
  Additional paid-in capital                                                                      622,938               622,318
  Accumulated other comprehensive income                                                         (157,411)             (174,222)
  Retained earnings                                                                             1,987,239             1,910,487
  Treasury stock, at cost                                                                        (569,678)             (513,047)
                                                                                              -----------           -----------
     Total shareholders' equity                                                                 2,030,889             1,993,337
                                                                                              -----------           -----------
     Total liabilities and shareholders' equity                                               $12,841,942           $12,131,664
                                                                                              ===========           ===========

                                   See accompanying Notes to Consolidated Financial Statements.

                                                                1

                             TORCHMARK CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
              (Unaudited and in thousands except per share data)

                                                                       Three Months Ended
                                                                            March 31,
                                                                   -------------------------
                                                                     2000             1999
                                                                   --------         --------
Revenue:
  Life premium                                                     $267,060         $251,341
  Health premium                                                    224,977          203,042
  Other premium                                                      11,016            8,381
                                                                   --------         --------
     Total premium                                                  503,053          462,764

  Net investment income                                             117,111          111,396
  Realized investment losses                                         (1,859)          (7,116)
  Other income                                                          712              466
                                                                   --------         --------
     Total revenue                                                  619,017          567,510

Benefits and expenses:
  Life policyholder benefits                                        176,674          162,922
  Health policyholder benefits                                      145,101          131,653
  Other policyholder benefits                                         9,745            8,871
                                                                   --------         --------
     Total policyholder benefits                                    331,520          303,446

  Amortization of deferred acquisition costs                         66,357           59,570
  Commissions and premium taxes                                      36,747           34,632
  Other operating expense                                            29,655           29,226
  Amortization of goodwill                                            3,018            3,018
  Interest expense                                                   13,810           12,576
                                                                   --------         --------
     Total benefits and expenses                                    481,107          442,468


Income before income taxes                                          137,910          125,042

Income taxes                                                        (46,639)         (42,405)
Monthly income preferred securities dividend (net of
 tax)                                                                (2,389)          (2,289)
                                                                   --------         --------

Net income before cumulative effect of change in
   accounting principle                                              88,882           80,348
Cumulative effect of change in accounting principle
   (net of tax of $8,661)                                                 0           16,086
                                                                   --------         --------
     Net income                                                    $ 88,882         $ 96,434
                                                                   ========         ========

Basic earnings per share:
   Net income before cumulative effect of change in
        accounting principle                                       $   0.68         $   0.59
   Cumulative effect of change in accounting principle
        (net of tax)                                                   0.00             0.12
                                                                   --------         --------
     Net income                                                    $   0.68         $   0.71
                                                                   ========         ========

Diluted earnings per share:
   Net income before cumulative effect of change in
        accounting principle                                       $   0.68         $   0.59
   Cumulative effect of change in accounting principle
        (net of tax)                                                   0.00             0.12
                                                                   --------         --------
     Net income                                                    $   0.68         $   0.71
                                                                   ========         ========

         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                         (Unaudited and in thousands)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                      -------------------------
                                                                                        2000              1999
                                                                                      -------          --------
Net income                                                                             88,882            96,434

Other comprehensive income:
    Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising
        during period                                                                  29,748          (145,238)
      Less: reclassification adjustment for (gains)
        losses on securities included in net income                                      (103)            2,461
      Less: reclassification adjustment for
        amortization of discount and premium                                             (634)             (237)
      Less: foreign exchange adjustment on securities
        marked to market                                                                 (377)             (560)
                                                                                     --------         ---------
       Unrealized gains (losses) on securities                                         28,634          (143,574)
    Unrealized gains (losses) on other investments                                        (70)               32
    Unrealized gains (losses) adjustment to
        deferred acquisition costs                                                     (2,172)           10,703
    Foreign exchange translation adjustment                                              (342)              623
                                                                                     --------         ---------
       Other comprehensive income (loss), before tax                                   26,050          (132,216)

    Income (tax) benefit  related to other
      comprehensive income (loss)                                                      (9,239)           45,902
                                                                                     --------         ---------
Other comprehensive income (loss)                                                      16,811           (86,314)
                                                                                     --------         ---------
Comprehensive income                                                                 $105,693         $  10,120
                                                                                     ========         =========

         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOW
                         (Unaudited and in thousands)

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                ---------------------------
                                                                                   2000             1999
                                                                                ---------         ---------
Cash provided from operations                                                   $ 143,529         $ 121,954

Cash provided from (used for) investment activities:
  Investments sold or matured:
    Fixed maturities available for sale - sold                                     52,101           146,719
    Fixed maturities available for sale - matured, called, and repaid              50,418            97,806
    Other long-term investments                                                       553             3,620
                                                                                ---------         ---------
      Total investments sold or matured                                           103,072           248,145

  Investments acquired:
    Fixed maturities                                                             (197,653)         (331,470)
    Other long-term investments                                                    (6,562)           (4,114)
                                                                                ---------         ---------
      Total investments acquired                                                 (204,215)         (335,584)

  Net decrease in short-term investments                                           33,107            39,536
  Disposition of properties                                                           134                23
  Additions to properties                                                            (749)           (1,141)
                                                                                ---------         ---------
Cash used for investment activities                                               (68,651)          (49,021)

Cash provided from (used for) financing activities:
  Issuance of common stock                                                            515               901
  Additions to debt                                                                     0            57,630
  Repayments of debt                                                              (11,848)           (6,783)
  Acquisition of treasury stock                                                   (57,638)         (111,494)
  Cash dividends paid to shareholders                                             (12,479)          (12,327)
  Net receipts from deposit product operations                                      2,605             2,635
                                                                                ---------         ---------
Cash used for financing activities                                                (78,845)          (69,438)

Net increase (decrease) in cash                                                    (3,967)            3,495
Cash at beginning of year                                                          14,441             4,920
                                                                                ---------         ---------
Cash at end of period                                                           $  10,474         $   8,415
                                                                                =========         =========

         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note A - Accounting Policies

     The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at March 31, 2000, and the consolidated results of operations and cash flow for the periods ended March 31, 2000 and 1999.

Note B - Business Segments

     Torchmark's segments are based on the insurance product lines it markets and administers: life insurance, health insurance, and annuities. There is also an investment segment, which manages the investment portfolio, debt, and cash flow for the insurance segments and the corporate function. The measure of profitability for insurance segments is underwriting income before other income and administrative expenses. It represents the gross profit margin on insurance products before administrative expenses and is calculated by deducting net policy obligations, acquisition expenses, and commissions from premium revenue. The measure of profitability for the investment segment is excess investment income, which represents the income earned on the investment portfolio in excess of net policy requirements and financing costs associated with debt and Torchmark's Monthly Income Preferred Securities ("MIPS"). The tables below set forth revenue (excluding realized investment losses) and measures of profitability by segment as well as reconciliations from the total measures of profitability to pretax operating income for the three-month periods ended March 31, 2000 and March 31, 1999, respectively.


                                                   Selected Segment Information
                                                      (Amounts in thousands)

                                                                     Three months ended March 31, 2000
                                         ------------------------------------------------------------------------------------------
                                           Life        Health      Annuity     Investment     Other     Adjustments    Consolidated
                                         ---------   ----------   ---------    ----------   --------   -------------   ------------
Revenue:
     Premium                             $267,060     $224,977     $11,016                                                $503,053
     Net investment income                                                      $119,806                  $(2,695)         117,111
     Other income                                                                             $1,247         (535)             712
     Intersegment revenue -
       required interest on
       net policy obligations              35,823          540       8,884       (45,247)                                        0
                                         --------     --------     -------      --------      ------      -------         --------
         Total revenue*                  $302,883     $225,517     $19,900      $ 74,559      $1,247      $(3,230)        $620,876
                                         ========     ========     =======      ========      ======      =======         ========

Measures of profitability:
     Underwriting income
       before other income and
       administrative expense            $ 66,181     $ 40,585     $ 6,375                                                $113,141
     Excess investment income                                                   $ 57,074                                    57,074
                                         --------     --------     -------      --------      ------      -------         --------
         Total measures of
            profitability                $ 66,181     $ 40,585     $ 6,375      $ 57,074      $    0      $     0         $170,215
                                         ========     ========     =======      ========      ======      =======         ========

* Excludes realized investment gains (losses)

                                                   Selected Segment Information
                                                      (Amounts in thousands)

                                                                     Three months ended March 31, 1999
                                         ------------------------------------------------------------------------------------------
                                           Life        Health      Annuity     Investment     Other     Adjustments    Consolidated
                                         ---------   ----------   ---------    ----------   --------   -------------   ------------
Revenue:
     Premium                             $251,341     $203,042     $ 8,381                                                $462,764
     Net investment income                                                      $114,152                  $(2,756)         111,396
     Other income                                                                             $  945         (479)             466
     Intersegment revenue -
       required interest on
       net policy obligations              33,470        1,565       8,439       (43,474)                                        0
                                         --------     --------     -------      --------      ------      -------         --------
         Total revenue*                  $284,811     $204,607     $16,820      $ 70,678      $  945      $(3,235)        $574,626
                                         ========     ========     =======      ========      ======      =======         ========

Measures of profitability:
     Underwriting income
       before other income and
       administrative expense            $ 66,965     $ 35,910     $ 5,236                                                $108,111
     Excess investment income                                                   $ 54,580                                    54,580
                                         --------     --------     -------      --------      ------      -------         --------
         Total measures of
           profitability                 $ 66,965     $ 35,910     $ 5,236      $ 54,580      $    0      $     0         $162,691
                                         ========     ========     =======      ========      ======      =======         ========

* Excludes realized investment gains (losses)


     Reconciliation of Measures of Profitablity to Pretax Operating Income
                            (Amounts in thousands)


                                                  For the three months ended
                                                            March 31,
                                                  ---------------------------
                                                    2000               1999
                                                  --------           --------

          Total measures of profitablity          $170,215           $162,691
          Insurance administrative expense         (27,255)           (26,532)
          Parent expense                            (2,400)            (2,694)
          Tax equivalent adjustment                 (2,695)            (2,756)
          Other income                               1,247                945
          Goodwill amortization                     (3,018)            (3,018)
          Realized losses                           (1,859)            (7,116)
          Add back pretax cost of MIPS               3,675              3,522
                                                  --------           --------
                Operating income before taxes     $137,910           $125,042
                                                  ========           ========

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

     Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond Torchmark's control. If these estimates or assumptions prove to be incorrect, the actual results of Torchmark may differ materially from the forward-looking statements made on the basis of such estimates or assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, which may be national in scope, related to the insurance industry generally, or applicable to Torchmark specifically. Such events or developments could include, but are not necessarily limited to:

        1) Deteriorating general economic conditions leading to increased lapses and/or decreased sales of Torchmark's policies;
        2) Regulatory developments, including changes in governmental regulations (particularly those impacting taxes and changes to the Federal Medicare program that would affect Medicare Supplement insurance);
        3) Financial markets trends that adversely affect sales of Torchmark's market-sensitive products;
        4) Interest rate changes that adversely affect product sales and/or investment portfolio yield;
        5)  Increased pricing competition;
        6)  Adverse litigation results;
        7)  Developments involving Vesta Insurance Group, Inc., ("Vesta");
        8) The inability of Torchmark to achieve the anticipated levels of administrative and operational efficiencies;
        9)  The customer response to new products and marketing initiatives;
       10) Adverse levels of mortality, morbidity, and utilization of healthcare services relative to Torchmark's assumptions; and
       11) The inability of Torchmark to obtain timely and appropriate premium rate increases for health insurance policies.

                             Results of Operations


     Torchmark management computes a classification of income called "net operating income." Net operating income is the measure of income Torchmark's management focuses on to evaluate the performance of the operations of the company. It excludes unusual and nonrecurring income or loss items which distort operating trends.

     The following items were excluded from net income in the appropriate period in order to compute net operating income:

     1) Realized investment losses and the related adjustment to deferred acquisition costs, net of tax;
     2) The effect of a change in accounting principle in 1999, which modified the accounting for an interest rate swap instrument.


     The following table presents earnings and earnings per share data for Torchmark.


                        Earnings and Earnings Per Share
           (Dollar amounts in thousands, except for per share data)

                                     For the three months ended
                                               March 31,
                                     --------------------------         %
                                        2000             1999         Change
                                     ----------        --------       ------
        Net operating income:
             Amount                    $90,090         $84,974          6.0
             Per Share:
               Basic                      0.69            0.63          9.5
               Diluted                    0.69            0.62         11.3


        Net income:
             Amount                    $88,882         $96,434         (7.8)
             Per Share:
               Basic                      0.68            0.71         (4.2)
               Diluted                    0.68            0.71         (4.2)



     Torchmark's operating revenues, which exclude realized investment gains and losses, rose 8% to $621 million in the first quarter of 2000 over the same period of 1999. Total premium increased 9% to $503 million and net investment income rose 5% to $117 million in the 2000 three-month period. Torchmark's operating expenses increased 1% to $30 million in 2000. However, operating expenses as a percentage of operating revenues decreased to 4.8% in 2000 from 5.1% in 1999. As a percentage of total premium, insurance administrative expenses were 5.4% in 2000 compared with 5.7% in 1999.

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

                                    Summary of Net Operating Income from Continuing Operations
                                                   (Dollar amounts in thousands)

                                                                         Three months
                                                                        Ended March, 31                       Increase
                                                                 ---------------------------          -----------------------
                                                                    2000              1999             Amount           %
                                                                 ---------          --------          --------      ---------
Insurance underwriting income before
    other income and administrative
    expense:
       Life                                                      $ 66,181           $ 66,965          $  (784)         (1)
       Health                                                      40,585             35,910            4,675          13
       Annuity                                                      6,375              5,236            1,139          22
                                                                 --------           --------          -------
         Total                                                    113,141            108,111            5,030           5

Other income                                                        1,247                945              302          32
Administrative expense                                            (27,255)           (26,532)            (723)          3
                                                                 --------           --------          -------

Insurance underwriting income                                      87,133             82,524            4,609           6

Excess investment income                                           57,074             54,580            2,494           5
Corporate expense                                                  (2,400)            (2,694)             294         (11)
Goodwill amortization                                              (3,018)            (3,018)               0           0
Tax equivalency adjustment                                         (2,695)            (2,756)              61          (2)
                                                                 --------           --------          -------
    Pretax insurance net operating income                         136,094            128,636            7,458           6

Income tax                                                        (46,004)           (43,662)          (2,342)          5
                                                                 --------           --------          -------
Net operating income from continuing operations                  $ 90,090           $ 84,974          $ 5,116           6
                                                                 ========           ========          =======        ====
Net operating income from continuing operations
    per diluted share                                               $0.69              $0.62                           11
                                                                 ========           ========                         ====

  A discussion of Torchmark's operations by segment follows.


     Life insurance. Torchmark's life insurance premium income rose 6% to $267 million in the first quarter of 2000. The following table presents Torchmark's life insurance premium and policy charges by distribution method.

                                                          Life Insurance
                                                  Premium by Distribution Method
                                                   (Dollar amounts in thousands)

                                                                     Three months ended March 31,
                                                          -------------------------------------------------
                                                                   2000                       1999                    Increase
                                                          ---------------------       ---------------------       ----------------
                                                                         % of                        % of
                                                           Amount        Total         Amount        Total         Amount      %
                                                          --------      -------       --------      -------       --------   -----
Liberty National Exclusive Agency                         $ 73,294         27         $ 71,749         29         $ 1,545      2
Direct Response                                             66,954         25           61,146         24           5,808      9
American Income Exclusive Agency                            56,730         21           52,891         21           3,839      7
United American Independent Agency                           9,929          4            9,288          4             641      7
United American Exclusive Agency                             4,850          2            4,782          2              68      1
Other                                                       55,303         21           51,485         20           3,818      7
                                                          --------        ---         --------        ---         -------
   Total life premium                                     $267,060        100         $251,341        100         $15,719      6
                                                          ========        ===         ========        ===         =======      =



     Annualized life premium in force was $1.15 billion at March 31, 2000, rising 6% over $1.08 billion in force a year earlier. Life insurance sales, in terms of annualized premium issued, were $72 million in the 2000 quarter, increasing 11% over 1999 same-period sales of $65 million. The following table presents Torchmark's life insurance sales and in force data by distribution method.

                                                          Life Insurance
                                              Annualized  Premium Sales and In Force
                                                   (Dollar amounts in thousands)

                                                Sales                                             In Force
                             ----------------------------------------------    ---------------------------------------------------
                                   Three months
                                  Ended March 31,             Increase                 At March 31,                 Increase
                             -----------------------    -------------------    --------------------------       ------------------
                                2000          1999       Amount        %          2000            1999           Amount        %
                             ---------      --------    --------    -------    ----------      ----------       ---------     ----
Direct Response               $29,515       $27,057      $2,458        9       $  290,393      $  269,338        $21,055        8
Liberty National
   Exclusive Agency            13,426        12,565         861        7          310,016         299,057         10,959        4
AI Exclusive Agency            13,221        12,415         806        6          233,785         218,931         14,854        7
UA Independent Agency           5,258         2,727       2,531       93           45,507          41,066          4,441       11
UA Exclusive Agency             1,088         1,278        (190)     (15)          21,548          21,316            232        1
Other Distribution              9,708         9,037         671        7          249,774         231,364         18,410        8
                              -------       -------      ------                ----------      ----------        -------
   Total                      $72,216       $65,079      $7,137       11       $1,151,023      $1,081,072        $69,951        6
                              =======       =======      ======      ===       ==========      ==========        =======       ==

     Torchmark's Direct Response operation is conducted through direct mail, co-op mailings, television and consumer magazine advertising, and direct mail solicitations endorsed by groups, unions and associations. Direct Response sales increased 9% to $30 million in the first quarter of 2000, compared with $27 million in the same period of 1999. Annualized premium in force for this distribution method rose 8% over the prior year to $290 million at March 31, 2000, and premium income grew 9% to $67 million in the 2000 quarter. The $6 million growth in Direct Response premium income and the $21 million increase in annualized life premium in force were the largest increases of any Torchmark distribution channel in terms of dollar amount. In addition to its own production and premium growth, the Direct Response operation provides support to other Torchmark marketing agencies by providing sales leads and assisting in agent recruiting. This marketing support has contributed indirectly to premium growth in those agencies.

     The Liberty National Exclusive Agency distribution system represented 27% of Torchmark's life premium and annualized life premium in force, the largest of any component distribution system. Life premium was $73 million in the first quarter of 2000, rising 2% over 1999 first quarter premium. Life insurance sales for this agency grew 7% to $13 million of annualized premium issued in the 2000 quarter. Annualized life premium in force was $310 million at March 31, 2000, growing 4% over the prior year. The Liberty National agency serves primarily low and middle-income customers in the Southeastern United States.

     The American Income Agency markets to members of labor unions, credit unions, and other associations. This agency produced premium income of $57 million in the first three months of 2000, an increase of 7%. Life sales for this agency rose 6% in the 2000 quarter to $13 million. Growth in sales of the American Income Agency was largely attributable to the growth in the number of agents, which rose 13% to 1,307 at March 31, 2000 over the prior twelve months. Annualized life premium in force rose 7% to $234 million at March 31, 2000.

     Life sales for the United American Independent Agency almost doubled in the 2000 quarter to $5.3 million. Annualized premium in force was $46 million at the end of March, 2000. This agency has benefited from Direct Response marketing support.

     Torchmark's other distribution systems include Military, United Investors, and other miscellaneous. The 7% growth in premium income in other distribution was a result of the 13% growth in Military Agency premium to $28 million. Sales in this agency increased 22% to $5.3 million in the first quarter of 2000. This agency also had a 13% increase in annualized life premium in force which was $115 million at March 31, 2000. Contributing to the increases in premium and annualized premium in force is the high level of persistency of this business. This agency consists of former military officers who sell exclusively to military officers and their families.



                                                          Life Insurance
                                                        Summary of Results
                                                   (Dollar amounts in thousands)

                                                         Three months ended March 31,
                                               ---------------------------------------------
                                                       2000                     1999                Increase
                                               ----------------------------------------------   ------------------
                                                              % to                     % to
                                                 Amount       Total       Amount       Total      Amount         %
                                                --------      -----      --------      -----     -------        --
Premium and policy charges                      $267,060       100       $251,341       100      $15,719         6
Net policy obligations                           116,962        44        107,188        42        9,774         9
Commissions and
    acquisition expense                           83,917        31         77,188        31        6,729         9
                                                --------       ---       --------       ---      -------
Insurance underwriting income before
    other income and administrative
    expense                                     $ 66,181        25       $ 66,965        27      $  (784)       (1)
                                                ========       ===       ========       ===      =======        ==

     Life insurance underwriting income before insurance administrative expenses was $66 million in the first three months of 2000, declining slightly from the same period of 1999. As a percentage of life premium, underwriting income was 25% in the three months of 2000, compared with 27% in the comparable 1999 period. This decline was primarily the result of an increase in life claims in 2000. Fluctuations in claims are common in life insurance and the first quarter 2000 fluctuation is not considered to be indicative of a trend.

     Health insurance. Health insurance premium income rose 11% from $203 million in the first three months of 1999 to $225 million in the same period of 2000.The table below is an analysis of Torchmark's health premium by distribution method.

                                                         Health Insurance
                                                  Premium by Distribution Method
                                                   (Dollar amounts in thousands)

                                                         Three months ended March 31,
                                               ---------------------------------------------
                                                       2000                     1999                Increase
                                               ----------------------------------------------   ------------------
                                                              % to                     % to
                                                 Amount       Total       Amount       Total      Amount         %
                                                --------      -----      --------      -----     -------        --
United American Independent Agency              $113,504        50       $108,488        53       $ 5,016        5
United American Exclusive Agency                  58,542        26         44,755        22        13,787       31
Liberty National Exclusive Agency                 37,323        17         35,293        17         2,030        6
American Income Exclusive Agency                  11,757         5         11,600         6           157        1
Direct Response                                    3,851         2          2,906         2           945       33
                                                --------       ---       --------       ---       -------
     Total health premium                       $224,977       100       $203,042       100       $21,935       11
                                                ========       ===       ========       ===       =======       ==


   The table below is a presentation of health insurance sales and in force data.

            Health Insurance Annualized Premium Sales and In Force
                         (Dollar amounts in thousands)

                                                Sales                                            In Force
                                ------------------------------------------       ----------------------------------------------
                                    Three months
                                   Ended March 31,           Increase                 At March 31,                Increase
                                --------------------      ----------------       -----------------------      -----------------
                                  2000         1999       Amount        %          2000           1999         Amount        %
                                -------      -------      -------       --       --------       --------      --------       --
UA Exclusive Agency             $29,571      $23,629      $ 5,942       25       $248,566       $188,520      $ 60,046       32
UA  Independent Agency           19,906       16,056        3,850       24        451,804        432,597        19,207        4
Liberty Exclusive Agency          2,401        2,492          (91)      (4)       161,770        143,110        18,660       13
AI Exclusive Agency               2,033        1,835          198       11         45,237         44,235         1,002        2
Direct Response                   1,874        1,703          171       10         15,303         11,499         3,804       33
                                -------      -------      -------                --------       --------      --------
    Total                       $55,785      $45,715      $10,070       22       $922,680       $819,961      $102,719       13
                                =======      =======      =======       ==       ========       ========      ========       ==

     Annualized health insurance premium in force grew 13% to $923 million at March 31, 2000 over the prior twelve-month period. Sales of health insurance, as measured by annualized premium issued, grew 22% to $56 million in the first three months of 2000 over the same period a year earlier. Medicare Supplement sales rose 18% in the 2000 period to $44 million, accounting for 66% of the growth in Torchmark's total health sales. Medicare Supplement products are sold by Torchmark's United American Independent and Exclusive Agencies. Both of these agencies experienced growth in health sales and annualized health premium in force when compared with the prior-year quarter. The United American Exclusive Agency has experienced rapid growth during the past twelve months, as the number of agents in this agency rose 49% to 2,832 at March 31, 2000. This growth in the size of the agency contributed greatly to the growth in Medicare
Supplement premium sales and premium in force.   Annualized Medicare Supplement
premium in force was $656 million at March 31, 2000, rising 14% from a year earlier. Medicare Supplement represented 71% of Torchmark's total health premium in force at the end of March, 2000.

     Cancer sales, produced primarily by the Liberty National Agency, were $2.4 million in the 2000 quarter, flat with the prior-year period. Cancer annualized premium in force rose 15% to $166 million. While new sales were a factor, the primary cause of growth in annualized cancer premium was a result of premium rate increases. Cancer business represented 18% of Torchmark's annualized health premium in force at March 31, 2000. Other health product sales rose 56% to $10 million in the 2000 period. Other health annualized premium in force increased 3% to $100 million.

     The following table presents underwriting margin data for health insurance.

                                                         Health Insurance
                                                        Summary of Results
                                                   (Dollar amounts in thousands)

                                                    Three months ended March 31,
                                            ---------------------------------------------
                                                     2000                    1999                 Increase
                                            ----------------------------------------------   ------------------
                                                          % to                     % to
                                             Amount       Total       Amount       Total      Amount         %
                                            --------      -----      --------      -----     -------        --
Premium and policy charges                  $224,977       100       $203,042       100       $21,935        11
Net policy obligations                       141,052        63        127,136        63        13,916        11
Commissions and acquisition expense           43,340        19         39,996        19         3,344         8
                                            --------       ---       --------       ---       -------
Insurance underwriting income
 before other income and
 administrative expenses                    $ 40,585        18       $ 35,910        18       $ 4,675        13
                                            ========       ===       ========       ===       =======        ==

   Underwriting margins for health insurance increased 13% to $41 million in the 2000 period over the prior-year quarter. As a percentage of health premium, underwriting margins rose slightly from 17.7% in 1999 to 18.0% in 2000.

     Annuities. The following table presents collection and deposit balance information about Torchmark's annuities.

                                                             Annuities
                                                 Collections and Deposit Balances
                                                   (Dollar amounts in thousands)

                                               Collections                                        Deposit Balances
                                 ------------------------------------------       ----------------------------------------------
                                    Three months
                                   ended March 31,           Increase                 At March 31,                Increase
                                --------------------      ----------------       -----------------------      -----------------
                                  2000         1999       Amount        %          2000           1999         Amount        %
                                -------      -------      -------       --       --------       --------      --------       --
Fixed                          $ 10,365       $11,115    $  (750)       (7)      $  672,192     $  646,652    $   25,540       4
Variable                        134,477        81,500     52,977        65        3,819,189      2,438,105     1,381,084      57
                               --------       -------    -------                 ----------     ----------    ----------
    Total                      $144,842       $92,615    $52,227        56       $4,491,381     $3,084,757    $1,406,624      46
                               ========       =======    =======        ==       ==========     ==========    ==========      ==

     Annuities are sold on both a fixed and a variable basis.   Fixed annuity
collections were $10 million in the first three months of 2000, declining 7% from $11 million collected in the prior period. Fixed annuities on deposit with Torchmark rose 4% to $672 million. Collections of variable annuities were $134 million in the first quarter of 2000, increasing 65% over variable collections of $82 million in the first three months of 1999. The variable annuity balance on deposit rose 57% during the past twelve months. This balance was $3.8 billion at March 31, 2000, $3.3 billion at December 31, 1999, and $2.4 billion a year ago. Strong financial markets in recent months have had a positive impact on the variable account balance and have been a major factor in increased variable annuity sales.

     The following table presents underwriting margin data for Torchmark's annuities.

                                                             Annuities
                                                        Summary of Results
                                                   (Dollar amounts in thousands)

                                                 Three months
                                                Ended March 31,           Increase
                                            ----------------------  --------------------
                                              2000         1999      Amount         %
                                            --------    ---------    -------   ---------
Policy charges                              $11,016       $ 8,381     $2,635         31
Net policy obligations                         (960)       (1,097)       137        (12)
Commissions and
     acquisition expense                      5,601         4,242      1,359         32
                                            -------       -------    -------
Insurance underwriting income before
     other income and administrative
     expenses                               $ 6,375       $ 5,236     $1,139         22
                                            =======       =======     ======        ===

     Policy charges for annuities for the first quarter of 2000 were $11.0 million, compared with $8.4 million for the 1999 period, an increase of 31%. Policy charges are assessed against the annuity account balance periodically for insurance risk, sales, administration, and cash surrender. Annuity underwriting income improved 22% from $5.2 million in the 1999 three-month period to $6.4 million in the same period of 2000. Increases in both policy charges and underwriting income resulted primarily from the growth in the variable annuity balance over the prior-year period.

     Investment. The following table summarizes Torchmark's investment income and excess investment income.

                                                     Excess Investment Income
                                                      (Dollars in thousands)

                                                          Three months ended March 31,               Increase
                                                          ----------------------------         ----------------------
                                                             2000               1999             Amount          %
                                                          ----------------------------          --------         --
Net investment income                                      $117,111           $111,396           $ 5,715           5
Tax equivalency adjustment                                    2,695              2,756               (61)         (2)
                                                           --------           --------           -------          --
     Tax equivalent investment income                       119,806            114,152             5,654           5

Required interest on net insurance policy liabilities       (45,247)           (43,474)           (1,773)          4
Financing costs                                             (17,485)           (16,098)           (1,387)          9
                                                           --------           --------           -------          --
Excess investment income                                   $ 57,074           $ 54,580           $ 2,494           5
                                                           ========           ========           =======          ==

     On a tax equivalent basis, net investment income was $120 million in the first quarter of 2000, increasing 5% from $114 million during the same 1999 period. The increase was caused primarily by the growth in the fixed-maturity portfolio. Average fixed maturities were $6.0 billion in the 2000 three months on an amortized cost basis, compared with $5.6 billion in the 1999 first quarter. One factor in the increase in this portfolio was that real estate at a value of $123 million was sold in the third and fourth quarters of 1999 with the sales proceeds invested in fixed maturities. The real estate that was sold yielded approximately 3% while the proceeds were invested at a yield exceeding 7%. An overall increase in average invested assets of $266 million was achieved over the prior-year quarter even though share purchases of $122 million were made under the share repurchase program and debt in the amount of $12 million was repaid during the prior twelve months.

     Excess investment income is tax-equivalent net investment income reduced by the interest credited to net insurance policy liabilities and less Torchmark's financing costs. Financing costs include interest on debt and the pretax dividends on Torchmark's MIPS. Excess investment income for the 2000 quarter rose 5% to $57 million from $55 million for the same period of 1999, due primarily to the rise in investment income.

     In view of Torchmark's share repurchase program, it would be more appropriate to examine excess investment income on a per share basis. Excess investment income per diluted share was $.44 in the 2000 first quarter, compared with $.40 in the 1999 quarter, an increase of 10%.

     During the first quarter of 2000, Torchmark continued to emphasize purchases of investment grade fixed-maturity bonds. Purchases totaled $198 million and had an average yield of 7.85%, equivalent to an effective annual yield of 8.06%. For the comparable 1999 period, fixed-maturity acquisitions totaled $331 million, and had average and effective annual yields of 7.21% and 7.33%, respectively. The reduced purchases resulted primarily from a $148 million decline in sales and maturities in the first quarter of 2000 compared with the same period in 1999. Sales were much higher in the first quarter of 1999 because of the effort to generate capital losses to offset prior year taxable capital gains. The average life of 2000 purchases was 8.7 years, compared with 24.8 years for the first quarter of last year.

     At the end of the first quarter, the fixed-maturity portfolio stood at $6.05 billion at amortized cost and had an unrealized loss of $257 million. At year-end 1999, the portfolio was $5.95 billion and the unrealized loss was $275 million. The reduction in unrealized loss reflected the quarter's slight decline in yields on corporate bonds. At the end of the first quarter 1999, the portfolio had an unrealized gain of $117 million.

     At March 31, 2000, the portfolio had an estimated average life of 12.5 years and an average duration of 6.2 years. The overall quality of the portfolio continues to be high, with an average quality rating of "A." Approximately 95% of the portfolio was considered investment grade.


                              Financial Condition

     Liquidity. Strong positive cash flow, marketable investments, and the availability of a line of credit facility cause Torchmark to be very liquid. Torchmark's insurance operations typically generate cash flows in excess of immediate requirements. Torchmark's net cash inflows from operations were $144 million in the first three months of 2000, compared with $122 million in the same period of 1999, an increase of 18%. In addition to cash flows from operations, Torchmark received $50 million in investment maturities or repayments during the first three months of 2000.

     Torchmark's cash and short-term investments were $78 million at March 31, 2000, compared with $115 million of these assets at December 31, 1999. Cash and short-term investments were $45 million at the end of March, 1999. In addition to these liquid assets, Torchmark's entire portfolio of fixed-income and equity securities, in the approximate amount of $5.8 billion at market value on March 31, 2000, is available for sale should any need arise.

     Torchmark has in place a line of credit facility, which is also designed as a backup credit line for a commercial paper program. This program provides credit up to a maximum amount of $600 million, and permits Torchmark to borrow from either the credit line or issue commercial paper at any time up to the combined facility maximum of $600 million. Terms of the facility permit borrowing up to the maximum amount at variable interest rates. Torchmark is subject to certain covenants regarding capitalization and earnings, with which Torchmark was in full compliance at March 31, 2000. At that date, Torchmark had commercial paper outstanding in the face amount of $408 million and no borrowings on the line of credit. At December 31, 1999, $420 million face amount of commercial paper was outstanding.

     Capital resources. Torchmark's total debt outstanding was $778 million at March 31, 2000, compared with $790 million at December 31, 1999 and $790 million at March 31, 1999. Long-term debt was $372 million at March 31, 2000 and December 31, 1999, decreasing from $377 million at March 31, 1999. The decrease was a result of purchases during 1999 of Torchmark debt by insurance subsidiaries on the open market. Debt as a percentage of total capitalization was 24.7% at March 31, 2000, counting the MIPS as equity and excluding the effects of fluctuations in security values based on changes in interest rates in the financial markets. The debt to capitalization ratio was 25.2% at year-end 1999 and was 25.8% at March 31, 1999. Interest coverage was 11.0 times for the first quarter of 2000, compared with 10.9 times also for the prior-year first quarter.

     Torchmark acquired 2.7 million of its shares on the open market during the first three months of 2000. These share purchases were made at a cost of $58 million during the period. Share purchases were primarily funded by the sale of investments. Torchmark intends to make additional purchases under its share repurchase program on the open market when prices are attractive. However, share purchases will not be made when such purchases jeopardize the excellent to superior claims-paying ratings of its insurance subsidiaries.

      Torchmark's shareholders' equity was $2.03 billion at March 31, 2000, compared with $1.99 billion at 1999 year end and $2.15 billion one year ago. Book value per share was $15.71 at March 31, 2000, compared with $15.10 at year-end 1999 and $16.09 a year earlier. After adjusting shareholders' equity to remove the effects of interest-rate fluctuations on the security portfolio on an after-tax basis, shareholders' equity was $2.18 billion at March 31, 2000, compared with $2.15 billion at 1999 year end and $2.08 billion a year ago. On a per share basis, adjusted book value was $16.88 at the end of March 31, 2000, compared with $16.32 at year-end 1999 and $15.57 at March 31, 1999. The year-over-year growth in adjusted book value per share was 8.4%, and was achieved in spite of $122 million in share buybacks in the last three quarters of 1999 and the first quarter of 2000.

     The annualized return on common equity, or net operating income from continuing operations as a percentage of average equity excluding the effects of securities at market value, was 16.6% for the first quarter of 2000. Return on equity for the same 1999 period was 16.3%.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 2000.


PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

     Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a defendant.
The likelihood or extent of a punitive damage award in any given case is currently impossible to predict. As of March 31, 2000, Liberty was a party to approximately 112 active lawsuits (including 20 employment related cases and excluding interpleaders and stayed cases), 88 of which were Alabama proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

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

       It has been previously reported that Torchmark, its subsidiaries United American and Globe and certain individual corporate officers are parties to purported class action litigation filed in April, 1996 in the U.S. District Court for the Northern District of Georgia (Crichlow v. Torchmark Corporation,
                                            ---------------------------------
Case No. 4:96-CV-0086-HLM) involving certain hospital and surgical insurance policies issued by Globe and United American. In September 1997, the U.S. District Court entered an order granting summary judgment against the plaintiffs on certain issues and denying national class certification, although indicating that plaintiffs could move for the certification of a state class of Georgia policyholders. Discovery then proceeded on the remaining claims for breach of contract and the duty of good faith arising from closure of the block of business and certain post-claim matters as well as fraud and conspiracy relating to pricing and delay in implementing rate increases.

     On June 17, 1998, the U.S. District Court entered an order which denied the plaintiff's motion to certify a Georgia policyholders class, denied reconsideration of the previously entered motion for summary judgment on certain issues, denied reconsideration of the denial of national certification of a class of policyholders and severed and transferred claims of Mississippi policyholders to the U.S. District Court for the Northern District of Mississippi (Greco v. Torchmark Corporation, Case No. 1:98CV196-D-D). The U.S.
             ------------------------------
District Court
granted defendants' motion for summary judgment on all remaining issues in Crichlow on February 4, 1999. Plaintiffs in Greco then moved to certify
--------                                     -----
a class of persons purchasing Globe hospital and surgical insurance policies in Mississippi. On February 1, 1999, defendants filed a motion for summary judgment in Greco. Defendants' motion for summary judgment on all
                    -----
remaining issues in Crichlow was granted by the District Court on February 4,
                    --------
1999.  The Crichlow plaintiffs appealed and Crichlow defendants cross-appealed
           --------                         --------
various orders of the District Court to the United States Court of Appeals for the Eleventh Circuit.

       On October 29, 1999, the District Court dismissed all of the plaintiffs' claims in Greco in their entirety and entered a final judgment dismissing Greco
          -----                                                           -----
with prejudice.  The October 29, 1999 order in Greco was appealed by plaintiffs
                                               -----
to the Fifth Circuit Court of Appeals.  The Crichlow and Greco cases were
                                            --------     -----
settled and dismissed by the parties on April 17, 2000.

       As previously reported, Liberty has been a party to two lawsuits alleging that a class of persons were insured under Liberty policies when Liberty knew that such persons were not entitled to retain any benefits under these policies, one of which was filed in 1996 in the Circuit Court of Jefferson County, Alabama (Harris v. Liberty National Life Insurance Company, Case No. CV-96-01836) and
 -------------------------------------------------
the other in the Circuit Court of St. Clair County, Alabama (Gentry v. Liberty
                                                             -----------------
National Life Insurance Company, Case No. CV-97-61).  The Gentry case was
-------------------------------                           ------
dismissed by the St. Clair County Circuit Court on June 16, 1998 and subsequently the Harris case was amended to add former plaintiff Gentry as an
                 ------
additional class representative in that case. On December 28, 1999, the Jefferson County Circuit Court entered an order in Harris granting summary
                                                   ------
judgment for Liberty on all plaintiffs' claims except unjust enrichment. The only remaining claim in the Harris plaintiffs' motion for class certification,
                            ------
one of unjust enrichment, was denied by the Circuit Court in an order denying the motion for class certification entered February 10, 2000. On March 13, 2000, plaintiffs in Harris filed a motion to alter, amend or vacate the Circuit
                    ------
Court's order denying class certification.

       In 1978, the United States District Court for the Northern District of Alabama entered a final judgment in Battle v. Liberty National Life Insurance
                                    -----------------------------------------
Company, et AL (Case No. CV-70-H-752-S), class action litigation involving
-------
Liberty, a class composed of all owners of funeral homes in Alabama and a class composed of all insureds (Alabama residents only) under burial or vault policies issued, assumed or reinsured by Liberty. The final judgment fixed the rights and obligations of Liberty and the funeral directors authorized to handle Liberty burial and vault policies as well as reforming the benefits available to the policyholders under the policies. Although class actions are inherently subject to subsequent collateral attack by absent class members, the Battle
                                                                     ------
decree remains in effect to date. A motion filed in February 1990 to challenge the final judgment under Federal Rule of Civil Procedure 60(b) was rejected by both the District Court in 1991 and the Eleventh Circuit Court of Appeals in 1992 and a Writ of Certiorari was denied by the U.S. Supreme Court in 1993.

       In November 1993, an attorney (purporting to represent the funeral director class) filed a petition in the District Court seeking "alternative relief" under the final judgment. This petition was voluntarily withdrawn on November 8, 1995 by petitioners. On February 23, 1996, Liberty filed a petition with the District Court requesting that it order certain contract funeral directors to comply with their obligations under the Final Judgment in Battle
                                                                       ------
and their funeral service contracts. A petition was filed on April 8, 1996 on behalf of a group of funeral directors seeking to modify the 1978 decree in Battle in light of changed economic circumstances. All parties made extensive
------
submissions to the District Court and a hearing on the opposing petitions was held by the District Court on February 9, 1999. On March 8, 1999, the District Court entered an order granting Liberty's petition to enforce the obligations of contract funeral directors under their funeral service contracts and denying the funeral directors' petition for review of the Battle Final Judgment and
                                              ------
alternative relief. On July 29, 1999, the funeral director class filed an appeal with the U.S. Court of Appeals of the Eleventh Circuit seeking to have the March 8, 1999 order vacated on the merits. Liberty filed a joint motion in the Eleventh Circuit Court seeking remand to the District Court for purposes of appointment of class counsel for burial policyholders, who are currently not formally represented in these proceedings. The Circuit Court issued an order denying Liberty's joint motion on September 15, 1999 and the funeral director class' appeal remained pending. On January 24, 2000, Liberty and the funeral director class filed a joint motion for remand in order to allow the District Court to evaluate a proposed settlement of the funeral directors' appeal. The Eleventh Circuit Court granted the joint motion for remand on March 20, 2000.
On March 23, 2000, the District Court issued an order modifying its March 8, 1999 order to approve a settlement agreement between Liberty and the funeral director class on certain issues.

       On October 28, 1999, Liberty was served with a subpoena from the Florida Department of Insurance in connection with that Department's investigation into Liberty's sales practices and disclosures in the State of Florida regarding industrial life insurance and low coverage life insurance policies. Subsequently, on December 8, 1999, purported class action litigation was filed against Liberty in the United States District Court for the Northern District of Alabama (Moore v. Liberty National Life Insurance Company, Case No. CV-99-BU-
         ------------------------------------------------
3262-S), on behalf of all African-Americans who have or have had at the time of policy termination an ownership interest in certain life insurance policies ($25,000 face amount or less) marketed by Liberty and certain of its former subsidiaries. The alleged class period covers virtually the entire twentieth century. Plaintiffs allege racial discrimination in Liberty's premium rates in violation of 42 U.S.C. (S) 1981, breach of fiduciary duty in sales and administrative practices, receipt of excessive and unreasonable premium payments by Liberty, improper hiring, supervision, retention and failure to monitor actions of officers, agents and employees, breach of contract in dismantling the debit premium collection system, fraudulent inducement and negligent misrepresentation. Unspecified compensatory and punitive damages are sought together with a declaratory judgment and equitable and/or injunctive relief, including establishment of a constructive trust for the benefit of class members. Defendants filed a motion for judgment on the pleadings or in the alternative for summary judgment on January 27, 2000. On April 7, 2000, the District Court entered an order granting Liberty's motion for judgment on the pleadings and dismissing plaintiffs' claims under 42 U.S.C. (S) 1981 with prejudice as time-barred and dismissing their state law claims without prejudice to re-file in state court if desired. Plaintiffs have subsequently filed motions with the District Court to reconsider its April 17, 2000 order and for permission to file an amended complaint adding similar claims under 24 U.S.C.
(S) 1982.  Liberty has opposed this motion and a ruling is expected shortly.

Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits:

              (11) Statement re computation of per share earnings
              (27)  Financial Data Schedule


         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed in the first quarter of 2000.

                                   SIGNATURES



          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     TORCHMARK CORPORATION



Date:  May 11, 2000                  /s/ C. B. Hudson
                                     -----------------------------
                                     C. B. Hudson, Chairman of the
                                     Board, President, and Chief
                                     Executive Officer



Date:  May 11, 2000                  /s/ Gary L. Coleman
                                     -------------------------------------
                                     Gary L. Coleman, Executive Vice
                                     President and Chief Financial Officer
                                     (Chief Accounting Officer)