Form 10-Q
period 2000-06-30
TORCHMARK CORP
filed 2000-08-11
CIK 320335

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  June 30, 2000                   Commission File Number 1-8052


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

                                         Yes   X    No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the last practicable date.

       CLASS                                       OUTSTANDING AT July 31, 2000
    Common Stock,                                           127,544,101
  $1.00 Par Value

                          Index of Exhibits (Page 27)
                     Total number of pages included are 28.

                             TORCHMARK CORPORATION
                                     INDEX


                                                                         Page
                                                                         ----
Part I.  FINANCIAL INFORMATION

         Item 1. Financial Statements


                   Consolidated Balance Sheet                              1
                   Consolidated Statement of Operations                    2
                   Consolidated Statement of Comprehensive Income          4
                   Consolidated Statement of Cash Flow                     5
                   Notes to Consolidated Financial Statements              6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       9

         Item 3. Quantitative and Qualitative Disclosures about Market
                 Risk                                                     22

PART II.  OTHER INFORMATION

         Item 1. Legal Proceedings                                        23
         Item 6. Exhibits and Reports on Form 8-K                         27

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             TORCHMARK CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Amounts in thousands)

                                                          June 30,     December 31,
                                                           2000            1999
                                                       -----------      -----------
Assets                                                 (Unaudited)

Investments
  Fixed maturities, available for sale, at fair value
    (amortized cost: 2000 - $6,024,212;
    1999 - $5,954,697)                                 $ 5,685,674      $ 5,679,795
  Equity securities, at fair value
    (cost: 2000 - $11,983; 1999 - $37,121)                  14,855           29,189
  Mortgage loans, at cost (fair value:
    2000 - $98,722; 1999 - $94,716)                         98,607           94,599
  Investment real estate, at depreciated cost               16,279           16,379
  Policy loans                                             248,953          244,607
  Other long-term investments (at fair value)               22,508           23,054
  Short-term investments                                    92,545          100,187
                                                       -----------      -----------
      Total investments                                  6,179,421        6,187,810

Cash                                                        16,948           14,441
Accrued investment income                                  114,687          112,475
Other receivables                                           60,857           53,458
Deferred acquisition costs                               1,851,542        1,741,570
Value of insurance purchased                               141,937          151,752
Property and equipment                                      40,460           38,761
Goodwill                                                   396,547          402,584
Other assets                                                18,835           15,138
Separate account assets                                  3,790,254        3,413,675
                                                       -----------      -----------
      Total assets                                     $12,611,488      $12,131,664
                                                       ===========      ===========

Liabilities and Shareholders' Equity

Liabilities:
  Future policy benefits                               $ 4,985,176      $ 4,869,241
  Unearned and advance premiums                             90,064           85,344
  Policy claims and other benefits payable                 223,076          215,923
  Other policyholders' funds                                80,711           81,919
                                                       -----------      -----------
      Total policy liabilities                           5,379,027        5,252,427

Accrued income taxes                                       356,862          309,271
Short-term debt                                            341,159          418,394
Long-term debt (fair value:
  2000 - $373,444; 1999 - $378,046)                        371,619          371,555
Other liabilities                                          166,103          179,681
Separate account liabilities                             3,790,254        3,413,675
                                                       -----------      -----------
      Total liabilities                                 10,405,024        9,945,003

Monthly income preferred securities
  (fair value: 2000 - $196,000; 1999 - $193,040)           193,359          193,324

Shareholders' equity:

  Preferred stock                                                0                0
  Common stock                                             147,801          147,801
  Additional paid-in capital                               623,130          622,318
  Accumulated other comprehensive income (loss)           (209,323)        (174,222)
  Retained earnings                                      2,058,704        1,910,487
  Treasury stock, at cost                                 (607,207)        (513,047)
                                                       -----------      -----------
      Total shareholders' equity                         2,013,105        1,993,337
                                                       -----------      -----------
      Total liabilities and shareholders' equity       $12,611,488      $12,131,664
                                                       ===========      ===========

         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
               (Unaudited and in thousands except per share data)

                                                        Three Months Ended                 Six Months Ended
                                                              June 30,                         June 30,
                                                       ---------------------          -------------------------
                                                         2000        1999               2000           1999
                                                       --------     --------          ---------      ----------
 Revenue:
   Life premium                                        $269,661     $255,357          $  536,721     $  506,698
   Health premium                                       223,992      204,502             448,969        407,544
   Other premium                                         13,181       10,151              24,197         18,532
                                                       --------     --------          ----------     ----------
     Total premium                                      506,834      470,010           1,009,887        932,774

   Net investment income                                117,427      110,538             234,538        221,934
   Realized investment gains (losses)                    (9,839)     (78,803)            (11,698)       (85,919)
   Other income                                             711        5,483               1,423          5,949
                                                       --------     --------          ----------     ----------
     Total revenue                                      615,133      507,228           1,234,150      1,074,738

 Benefits and expenses:
   Life policyholder benefits                           178,623      166,730             355,297        329,652
   Health policyholder benefits                         145,491      133,554             290,592        265,207
   Other policyholder benefits                            9,160        8,434              18,905         17,305
                                                       --------     --------          ----------     ----------
     Total policyholder benefits                        333,274      308,718             664,794        612,164

   Amortization of deferred acquisition costs            67,277       62,082             133,634        121,652
   Commissions and premium taxes                         37,613       35,117              74,360         69,749
   Other operating expense                               30,007       28,371              59,662         57,597
   Amortization of goodwill                               3,019        3,019               6,037          6,037
   Interest expense                                      14,169       12,750              27,979         25,326
                                                       --------     --------          ----------     ----------
     Total benefits and expenses                        485,359      450,057             966,466        892,525

 Income from continuing operations before income
   taxes and cumulative effect of change in
   accounting principle                                 129,774       57,171             267,684        182,213
 Income taxes                                           (43,937)     (18,640)            (90,576)       (61,045)
 Monthly income preferred securities dividend
   (net of tax)                                          (2,543)      (2,225)             (4,932)        (4,514)
                                                       --------     --------          ----------     ----------
 Income from continuing operations before
   cumulative effect of change in accounting
   principle                                             83,294       36,306             172,176        116,654
 Discontinued operations of Waddell & Reed:
   Loss on disposal (tax)                                     0       (1,060)                  0         (1,060)
                                                       --------     --------          ----------     ----------
 Income before cumulative effect of change
   in accounting principle                               83,294       35,246             172,176        115,594
 Cumulative effect of change in accounting
   principle (less applicable tax of $8,661)                  0            0                   0         16,086
                                                       --------     --------          ----------     ----------
    Net income                                         $ 83,294     $ 35,246          $  172,176     $  131,680
                                                       ========     ========          ==========     ==========

                         (Continued on following page)

                             TORCHMARK CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
               (Unaudited and in thousands except per share data)
                                  (Continued)

                                                        Three Months Ended                 Six Months Ended
                                                              June 30,                         June 30,
                                                       ---------------------          -------------------------
                                                         2000        1999               2000           1999
                                                       --------     --------          ---------      ----------
Basic earnings per share:
Income from continuing operations                       $0.65        $ 0.27             $1.33         $ 0.87
Discontinued operations of Waddell & Reed:
  Loss on disposal (tax)                                 0.00         (0.01)             0.00          (0.01)
                                                        -----         -----             -----          -----
Net income before cumulative effect of change
  in accounting principle                                0.65          0.26              1.33           0.86
Cumulative effect of change in accounting
  principle (less applicable tax)                        0.00          0.00              0.00           0.12
                                                        -----         -----             -----          -----
    Net income                                          $0.65         $0.26             $1.33          $0.98
                                                        =====         =====             =====          =====

Diluted earnings per share:
Income from continuing operations                       $0.65        $ 0.27             $1.33         $ 0.86
Discontinued operations of Waddell & Reed:
  Loss on disposal (tax)                                 0.00         (0.01)             0.00          (0.01)
                                                        -----         -----             -----          -----
Net income before cumulative effect of change
  in accounting principle                                0.65          0.26              1.33           0.85
Cumulative effect of change in accounting
  principle (less applicable tax)                        0.00          0.00              0.00           0.12
                                                        -----         -----             -----          -----
    Net income                                          $0.65         $0.26             $1.33          $0.97
                                                        =====         =====             =====          =====

         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                         (Unaudited and in thousands)

                                                        Three Months Ended                 Six Months Ended
                                                              June 30,                         June 30,
                                                       ---------------------          -------------------------
                                                         2000        1999               2000           1999
                                                       --------     --------          ---------      ----------
Net income                                            $  83,294    $  35,246            $172,176       $131,680
Other comprehensive income (loss):
  Unrealized gains (losses) on securities:
    Unrealized holding losses arising during period    (105,247)    (182,725)            (75,499)      (327,963)
    Less: reclassification adjustment for losses
          on securities included in net income           24,215        7,930              24,112         10,391
    Less: reclassification adjustment for
          amortization of discount and premium             (940)         (45)             (1,574)          (282)
    Less: foreign exchange adjustment on
          securities marked to market                       503         (371)                126           (931)
                                                      ---------    ---------            --------      ---------
    Unrealized losses on securities                     (81,469)    (175,211)            (52,835)      (318,785)
  Unrealized losses on other investments                 (5,260)         (47)             (5,330)           (15)
  Unrealized gains on deferred acquisition costs          6,574       16,469               4,402         27,172
  Foreign exchange translation adjustments                 (583)         716                (925)         1,339
                                                      ---------    ---------            --------      ---------
    Other comprehensive loss, before tax                (80,738)    (158,073)            (54,688)      (290,289)

  Income tax benefit expense related to other
    comprehensive loss                                   28,826       55,565              19,587        101,467
                                                      ---------    ---------            --------      ---------
Other comprehensive loss                                (51,912)    (102,508)            (35,101)      (188,822)
                                                      ---------    ---------            --------      ---------
Comprehensive income (loss)                           $  31,382    $ (67,262)           $137,075      $ (57,142)
                                                      =========    =========            ========      =========

         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOW
                         (Unaudited and in thousands)

                                                                Six Months Ended
                                                                    June 30,
                                                           -------------------------
                                                              2000           1999
                                                           ----------     ----------
Cash provided from operations                               $ 250,064      $ 192,420

Cash provided from (used for) investment activities:
  Investments sold or matured:
    Fixed maturities available for sale - sold                129,831        512,885
    Fixed maturities available for sale - matured,
      called, and repaid                                      104,576        242,041
    Other long-term investments                                25,698         29,809
                                                            ---------      ---------
      Total investments sold or matured                       260,105        784,735
  Investments acquired:
    Fixed maturities                                         (310,437)      (886,730)
    Other long-term investments                               (10,361)       (35,359)
                                                            ---------      ---------
      Total investments acquired                             (320,798)      (922,089)

   Net decrease in short-term investments                       7,736         35,135
   Disposition of properties                                      216          6,586
   Additions to properties                                     (5,024)        (5,233)
                                                            ---------      ---------
Cash used for investment activities                           (57,765)      (100,866)

Cash provided from (used for) financing activities:
  Issuance of common stock                                        807          1,205
  Additions to debt                                                 0         42,920
  Repayments of debt                                          (77,235)       (12,058)
  Acquisition of treasury stock                               (95,622)      (120,588)
  Cash dividends paid to shareholders                         (23,692)       (24,344)
  Net receipts from deposit product operations                  5,950         30,138
                                                            ---------      ---------
Cash used for financing activities                           (189,792)       (82,727)

Net increase in cash                                            2,507          8,827
Cash at beginning of year                                      14,441          4,920
                                                            ---------      ---------
Cash at end of period                                       $  16,948      $  13,747
                                                            =========      =========

         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note A - Accounting Policies

     The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at June 30, 2000, and the consolidated results of operations and cash flow for the periods ended June 30, 2000 and 1999.

Note B - Business Segments

     Torchmark's segments are based on the insurance product lines it markets and administers: life insurance, health insurance, and annuities. There is also an investment segment, which manages the investment portfolio, debt, and cash flow for the insurance segments and the corporate function. The measure of profitability for insurance segments is underwriting income before other income and administrative expenses. It represents the gross profit margin on insurance products before administrative expenses and is calculated by deducting net policy obligations, and acquisition expenses from premium revenue. The measure of profitability for the investment segment is excess investment income, which represents the income earned on the investment portfolio in excess of net policy requirements and financing costs associated with debt and Torchmark's Monthly Income Preferred Securities ("MIPS"). The tables below set forth revenue (excluding realized investment losses) and measures of profitability by segment as well as reconciliations from the total measures of profitability to pretax operating income for the six-month periods ended June 30, 2000 and June 30, 1999, respectively.

                         Selected Segment Information
                            (Amounts in thousands)

                                                        Six months ended June 30, 2000
                              ------------------------------------------------------------------------------------
                                Life      Health      Annuity    Investment    Other    Adjustments   Consolidated
                              -------- ----------- -----------   ----------   ------- -------------- -------------
Revenue:
  Premium                      $536,721    $448,969    $24,197                                         $1,009,887
  Net investment income                                           $239,791               $ (5,253)        234,538
  Other income                                                                 $2,478      (1,055)          1,423
  Intersegment revenue -
   required interest on net
   policy obligations            72,636         824     17,564     (91,024)                                     0
                               --------    --------    -------    --------     ------    --------      ----------
    Total revenue*             $609,357    $449,793    $41,761    $148,767     $2,478    $ (6,308)     $1,245,848
                               =========   ========    =======    ========     ======    ========      ==========

Measures of profitability:
  Underwriting income
    before other income and
    administrative expenses    $132,541    $80,089    $ 14,438                                         $  227,068
  Excess investment income                                        $113,200                                113,200
                               --------    -------     -------    --------     ------    --------      ----------
   Total measures of
    profitability              $132,541    $80,089     $14,438    $113,200     $    0    $      0      $  340,268
                               ========    =======     =======    ========     ======    ========      ==========

* Excludes realized investment gains (losses)

                         Selected Segment Information
                            (Amounts in thousands)

                                                      Six months ended June 30, 1999
                               ------------------------------------------------------------------------------
                                 Life      Health    Annuity  Investment   Other   Adjustments   Consolidated
                               ------------------------------------------------------------------------------
Revenue:
  Premium                      $506,698   $407,544   $18,532                                      $  932,774
  Net investment income                                         $227,448                $(5,514)     221,934
  Other income                                                             $ 1,802         (956)         846
  Intersegment revenue -
   required interest on net
   policy obligations            67,524      2,878    16,921     (87,323)                                  0
                               --------- ---------- ---------- ---------  ---------   ----------  ----------
    Total revenue*             $574,222   $410,422   $35,453    $140,125   $ 1,802      $(6,470)  $1,155,554
                               ========   ========   ========  =========   =======   ==========   ==========

Measures of profitability:
  Underwriting income
   before other income and
   administrative expense      $133,148   $ 70,441   $11,987                                      $  215,576
  Excess investment income                                      $107,854                             107,854
                               --------   --------   -------    --------   -------   ----------   ----------
    Total measures of
      profitability            $133,148   $ 70,441   $11,987    $107,854   $     0      $     0   $  323,430
                               ========   ========   ========  =========   =======   ==========   ==========

*Excludes realized investment losses


     Reconciliation of Measures of Profitability to Pretax Operating Income
                            (Amounts in thousands)

                                                                       For the six months ended
                                                                                June 30,
                                                                       ------------------------
                                                                           2000         1999
                                                                       ----------  ------------
                                  Total measures of profitability         $340,268     $323,430
                                  Insurance administrative expenses       (54,924)     (52,421)
                                  Parent expense                           (4,738)      (5,176)
                                  Tax equivalent adjustment                (5,253)      (5,514)
                                  Other income                              2,478        1,802
                                  Goodwill amortization                    (6,037)      (6,037)
                                  Realized losses                         (11,698)     (85,919)
                                  Gain on sale of equipment                     0        5,103
                                  Pretax cost of MIPS                       7,588        6,945
                                                                         --------     --------
                                     Operating income before taxes       $267,684     $182,213
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

     Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond Torchmark's control. If these estimates or assumptions prove to be incorrect, the actual results of Torchmark may differ materially from the forward-looking statements made on the basis of such estimates or assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, which may be national in scope, related to the insurance industry generally, or applicable to Torchmark specifically. Such events or developments could include, but are not necessarily limited to:

     1) Deteriorating general economic conditions leading to increased lapses and/or decreased sales of Torchmark's policies;
     2) Regulatory developments, including changes in governmental regulations (particularly those impacting taxes and changes to the Federal Medicare program that would affect Medicare Supplement insurance) and regulatory inquiries regarding industrial life insurance;
     3) Financial markets trends that adversely affect sales of Torchmark's market-sensitive products;
     4) Interest rate changes that adversely affect product sales and/or investment portfolio yield;
     5)  Increased pricing competition;
     6)  Adverse litigation results;
     7) The inability of Torchmark to achieve the anticipated levels of administrative and operational efficiencies;
     8)  The customer response to new products and marketing initiatives;
     9) Adverse levels of mortality, morbidity, and utilization of healthcare services relative to Torchmark's assumptions; and
    10) The inability of Torchmark to obtain timely and appropriate premium rate increases for health insurance policies.

                             Results of Operations


     Torchmark management computes a classification of income called "net operating income." Torchmark's management focuses on net operating income to evaluate the performance of the operations of the company. It excludes unusual and nonrecurring income or loss items which distort operating trends.

     The following items were excluded from net income in the appropriate period in order to compute net operating income:

     1) Realized investment losses and the related adjustment to deferred acquisition costs, net of tax;
     2) A one-time gain on the sale of equipment in 1999 (included in other income) in the after-tax amount of $3.3 million;
     3)  Discontinued operations relating to Waddell & Reed;
     4) The effect of a change in accounting principle in 1999, which modified the accounting for an interest rate swap instrument.

     The following table presents earnings and earnings per share data for Torchmark.

                        Earnings and Earnings Per Share
           (Dollar amounts in thousands, except for per share data)

                                       For the six months ended
                                                June 30,
                                       -------------------------        %
                                         2000             1999        Change
                                       --------         --------      ------
             Net operating income:
               Amount                  $179,780         $169,184        6.3
               Per Share:
                  Basic                    1.39             1.26       10.3
                  Diluted                  1.39             1.25       11.2


             Net income:
               Amount                  $172,176         $131,680       30.8
               Per Share:
                  Basic                    1.33             0.98       35.7
                  Diluted                  1.33             0.97       37.1

     Torchmark's operating revenues exclude realized investment gains and losses and also exclude the one-time gain in 1999 from the sale of corporate equipment in the amount of $5.1 million. Operating revenues rose 8% to $1.2 billion in the first six months of 2000 over the same period of 1999. Total premium increased 8% to $1.0 billion and net investment income rose 6% to $235 million in the first half of 2000. Torchmark's operating expenses increased 4% to $60 million in 2000. However, operating expenses as a percentage of operating revenues decreased to 4.8% in 2000 from 5.0% in 1999. As a percentage of total premium, insurance administrative expenses were 5.4% in 2000 compared with 5.6% in 1999.

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

                        Summary of Net Operating Income
                         (Dollar amounts in thousands)

                                                    Six months
                                                   Ended June 30,      Increase
                                              --------------------    -----------
                                                 2000       1999       Amount   %
                                              ----------   -------    -------- ---
Insurance underwriting income before
  other income and administrative expense:
     Life                                     $132,541    $133,148    $  (607)   0
     Health                                     80,089      70,441      9,648   14
     Annuity                                    14,438      11,987      2,451   20
                                              --------    --------    -------
       Total                                   227,068     215,576     11,492    5

Other income                                     2,478       1,802        676   38
Administrative expense                         (54,924)    (52,421)    (2,503)   5
                                              --------    --------    -------
Insurance underwriting income                  174,622     164,957      9,665    6

Excess investment income                       113,200     107,854      5,346    5
Corporate expense                               (4,738)     (5,176)       438   (8)
Goodwill amortization                           (6,037)     (6,037)         0    0
Tax equivalency adjustment                      (5,253)     (5,514)       261   (5)
                                              --------    --------    -------
  Pretax insurance net operating income        271,794     256,084     15,710    6

Income tax                                     (92,014)    (86,900)    (5,114)   6
                                              --------    --------    -------
Net operating income                          $179,780    $169,184    $10,596    6
                                              ========    ========    =======   ==
Net operating income per diluted share           $1.39       $1.25              11
                                              ========    ========              ==

A discussion of Torchmark's operations by segment follows.

     Life insurance. Torchmark's life insurance premium income rose 6% to $537 million in the first half of 2000. The following table presents Torchmark's life insurance premium and policy charges by distribution method.

                                Life Insurance
                        Premium by Distribution Method
                         (Dollar amounts in thousands)

                                          Six months ended June 30,
                                      -----------------------------------
                                             2000               1999            Increase
                                      ------------------ ------------------  ---------------
                                                   % of              % of
                                       Amount     Total    Amount    Total    Amount     %
                                      ---------  -------- --------   ------  --------  -----
Liberty National Exclusive Agency      $147,160      27   $144,339      29   $ 2,821     2
Direct Response                         133,763      25    123,675      24    10,088     8
American Income Exclusive Agency        114,102      21    107,069      21     7,033     7
United American Independent Agency       20,203       4     18,625       4     1,578     8
United American Exclusive Agency          9,722       2      9,654       2        68     1
Other                                   111,771      21    103,336      20     8,435     8
                                      ---------  ------   --------   -----   -------    ---
 Total life premium                    $536,721     100   $506,698     100   $30,023     6
                                      =========  ======   ========   =====   =======    ===


     Annualized life premium in force was $1.17 billion at June 30, 2000, rising 7% over $1.10 billion in force a year earlier. Life insurance sales, in terms of annualized premium issued, were $147 million in the 2000 six-month period, increasing 14% over 1999 same-period sales of $129 million. The following table presents Torchmark's life insurance sales and in force data by distribution method.

                                Life Insurance
                    Annualized  Premium Sales and In Force
                         (Dollar amounts in thousands)

                                          Sales                                     In Force
                         --------------------------------------   ---------------------------------------
                              Six months
                            Ended June 30,          Increase            At June 30,          Increase
                         ---------------------  ---------------    --------------------   ---------------
                           2000        1999      Amount     %        2000       1999       Amount     %
                         ----------  ---------  --------  ----     --------  ----------   -------    ---

Direct Response           $ 60,169   $ 49,429   $10,740    22    $  299,426  $  274,902   $24,524     9
Liberty National
  Exclusive Agency          26,988     26,314       674     3       312,166     306,595     5,571     2
AI Exclusive Agency         27,409     25,929     1,480     6       237,728     222,998    14,730     7
UA Independent Agency       10,491      5,634     4,857    86        46,552      41,473     5,079    12
UA Exclusive Agency          2,387      2,731      (344)  (13)       21,496      21,714      (218)   (1)
Other Distribution          19,278     19,073       205     1       257,086     232,893    24,193    10
                          --------   --------   -------          ----------  ----------   -------
  Total                   $146,722   $129,110   $17,612    14    $1,174,454  $1,100,575   $73,879     7
                          ========   ========   =======   ===   ===========  ==========   =======    ==

     Torchmark's Direct Response operation is conducted through direct mail, co-op mailings, television and consumer magazine advertising, and direct mail solicitations endorsed by groups, unions and associations. Direct Response sales increased 22% to $60 million in the first six months of 2000, compared with $49 million in the same period of 1999. Annualized premium in force for this distribution method rose 9% over the prior year to $299 million at June 30, 2000, and premium income grew 8% to $134 million in the 2000 period. The $10 million growth in Direct Response premium income and the $25 million increase in annualized life premium in force were the largest increases of any Torchmark distribution channel in terms of dollar amount. The $11 million growth in sales was also Torchmark's greatest in terms of dollar amount. In addition to its own production and premium growth, the Direct Response operation provides support to other Torchmark marketing agencies by providing sales leads and assisting in agent recruiting. This marketing support has contributed indirectly to premium growth in those agencies.

     The Liberty National Exclusive Agency distribution system represented 27% of Torchmark's life premium and annualized life premium in force, the largest of any component distribution system. Life premium was $147 million in the first half of 2000, rising 2% over 1999 premium. Life insurance sales for this agency grew 3% to $27 million of annualized premium issued in the 2000 six months. Annualized life premium in force was $312 million at June 30, 2000, growing 2% over the prior-year period. The Liberty National agency serves primarily low and middle-income customers in the Southeastern United States. This agency grew 8% over the past twelve months, with 1,980 agents at June 30, 2000, compared with 1,826 a year earlier.

     The American Income Agency markets to members of labor unions, credit unions, and other associations. This agency produced premium income of $114 million in the first six months of 2000, an increase of 7%. Life sales for this agency rose 6% in the 2000 six months to $27 million. Growth in sales of the American Income Agency was largely attributable to the growth in the number of agents, which rose 14% to 1,325 at June 30, 2000 over the prior twelve months. Annualized life premium in force rose 7% to $238 million at June 30, 2000.

     Life sales for the United American Independent Agency rose 86% in the 2000 six months to $10.5 million. Annualized premium in force was $47 million at the end of June, 2000.

     Torchmark's other distribution systems include the Military, United Investors, and other less significant distribution channels. The 8% growth in premium income in other distribution was a result of the 13% growth in Military Agency premium to $57 million offset by lesser growth in other channels. Sales in the Military Agency increased 16% to $10.3 million in the first six months of 2000. This agency also had a 13% increase in annualized life premium in force which was $119 million at June 30, 2000. This agency consists of former military officers who sell exclusively to military officers and their families.


                                Life Insurance
                              Summary of Results
                         (Dollar amounts in thousands)

                                              Six months ended June 30
                                         --------------------------------
                                               2000             1999           Increase
                                         ---------------  ---------------   --------------
                                                   % to              % to
                                         Amount    Total   Amount    Total   Amount    %
                                         ------   ------- -------    -----   ------ ------
Premium and policy charges               $536,721    100   $506,698    100   $30,023   6
Net policy obligations                    234,436     44    217,129     43    17,307   8
Commissions and
   acquisition expense                    169,744     31    156,421     31    13,323   9
                                         --------   ----   --------    ---   -------
Insurance underwriting income before
   other income and administrative
   expense                               $132,541     25   $133,148     26   $  (607)  0
                                         ========   ====   ========    ===   =======   ==


     Life insurance underwriting income before insurance administrative expenses was $133 million in the first six months of 2000, declining slightly from the same period of 1999. As a percentage of life premium, underwriting income was 25% in the six months of 2000, compared with 26% in the comparable 1999 period. This decline was primarily the result of an increase in policy obligations in the other distribution category.

     Health insurance. Health insurance premium income rose 10% from $408 million in the first six months of 1999 to $449 million in the same period of 2000. The table below is an analysis of Torchmark's health premium by distribution method.

                               Health Insurance
                        Premium by Distribution Method
                         (Dollar amounts in thousands)



                                           Six months ended June 30
                                       --------------------------------
                                             2000             1999           Increase
                                       ---------------  ---------------   --------------
                                                 % to              % to
                                       Amount    Total   Amount    Total   Amount    %
                                       ------   ------- -------    -----   ------ ------
United American Independent Agency     $222,743    49  $215,645      53   $ 7,098    3
United American Exclusive Agency        119,700    27    91,892      23    27,808   30
Liberty National Exclusive Agency        75,489    17    70,858      17     4,631    7
American Income Exclusive Agency         23,722     5    23,397       6       325    1
Direct Response                           7,315     2     5,752       1     1,563   27
                                       --------   ---  --------     ---  --------
 Total health premium                  $448,969   100  $407,544     100   $41,425   10
                                       ========   ===  ========     ===   =======   ==

   The table below is a presentation of health insurance sales and in force data.


            Health Insurance Annualized Premium Sales and In Force
                         (Dollar amounts in thousands)

                                             Sales                              In Force
                              -----------------------------------     ---------------------------------
                                   Six months
                                 Ended June 30,       Increase           At June 30,         Increase
                              ------------------  ---------------     --------------------  -----------
                                 2000     1999     Amount     %           2000      1999    Amount    %
                              --------   -------  -------   ----        --------  --------  -------  ---
UA Exclusive Agency           $ 58,334   $47,270  $11,064     23        $259,902  $203,193   $56,709  28
UA  Independent Agency          36,891    30,951    5,940     19         452,226   440,028    12,198   3
Liberty Exclusive Agency         4,995     5,045      (50)    (1)        156,420   153,624     2,796   2
AI Exclusive Agency              4,317     3,883      434     11          45,541    44,438     1,103   2
Direct Response                  2,397     2,396        1      0          15,545    12,205     3,340  27
                              --------   -------  -------               --------  --------   -------
  Total                       $106,934   $89,545  $17,389     19        $929,634  $853,488   $76,146   9
                              ========   =======  =======     ==        ========  ========   =======  ==

     Annualized health insurance premium in force was $930 million at June 30, 2000, up 9% over the in force premium at June 30, 1999. Sales of health insurance, as measured by annualized premium issued, grew 19% to $107 million in the 2000 six months over the same period a year earlier. Medicare Supplement sales rose 15% in the 2000 period to $82 million, accounting for 60% of the growth in Torchmark's total health sales. Medicare Supplement products are sold by Torchmark's United American Independent and Exclusive Agencies. Both of these agencies experienced growth in health sales and annualized health premium in force when compared with the prior-year period. The United American Exclusive Agency has experienced rapid growth during the past twelve months, as the number of agents rose 39% to 3,027 at June 30, 2000. This growth in the size of the agency contributed greatly to the growth in Medicare Supplement premium sales
and premium in force.   Annualized Medicare Supplement premium in force was $666
million at June 30, 2000, rising 11% from a year earlier. Medicare Supplement represented 72% of Torchmark's total health premium in force at the end of June, 2000.

     Cancer sales, produced primarily by the Liberty National Agency, were $4.9 million in the 2000 period, declining 7% from the prior-year period. Cancer annualized premium in force rose 3% to $161 million. Cancer business represented 17% of Torchmark's annualized health premium in force at June 30, 2000. Other health product sales, consisting primarily of accident and limited-benefit hospital and surgical policies, rose 57% to $20 million in the 2000 period. Other health annualized premium in force increased 5% to $102 million.

     The following table presents underwriting margin data for health insurance.

                               Health Insurance
                              Summary of Results
                         (Dollar amounts in thousands)

                                             Six months ended June 30,
                                         ----------------------------------
                                               2000             1999              Increase
                                         ---------------    ---------------   -----------------
                                                   % of                % of
                                         Amount    Total     Amount    Total   Amount      %
                                         --------  ------   ---------  -----   ------    ------
Premium and policy charges               $448,969    100    $407,544     100   $41,425     10
Net policy obligations                    282,589     63     256,309      63    26,280     10
Commissions and
 acquisition expense                       86,291     19      80,794      20     5,497      7
                                         --------    ---    --------     ---   -------
Insurance underwriting income before
 other income and administrative
 expenses                                $ 80,089     18    $ 70,441      17   $ 9,648     14
                                         ========    ===    ========     ===   =======     ==


   Underwriting margins for health insurance increased 14% to $80 million in the 2000 period over the prior-year period. As a percentage of health premium, underwriting margins rose slightly from 17.3% in 1999 to 17.8% in 2000.

     Annuities. The following table presents collection and deposit balance information about Torchmark's annuities.

                                   Annuities
                       Collections and Deposit Balances
                         (Dollar amounts in thousands)

                                          Collections                            Deposit Balances
                              -----------------------------------  -----------------------------------------
                                   Six Months
                                 Ended June 30,       Increase           At June 30,             Increase
                              -------------------  --------------  ------------------------  ---------------
                                 2000      1999     Amount     %       2000         1999        Amount     %
                              --------   --------  --------   ---  -----------  -----------  -----------  ---
Fixed                         $ 21,919   $ 33,500  $(11,581)  (35)  $  667,936   $  657,732   $   10,204   2
Variable                       295,931    187,581   108,350    58    3,698,426    2,584,970    1,113,456  43
                              --------   --------  --------        -----------  -----------  -----------
  Total                       $317,850   $221,081  $ 96,769    44   $4,366,362   $3,242,702   $1,123,660  35
                              ========   ========  ========   ===  ============ ===========  ===========  ===

     Annuities are sold on both a fixed and a variable basis.   Fixed annuity
collections were $22 million in the first six months of 2000, declining 35% from $34 million collected in the prior-year period. Fixed annuities on deposit with Torchmark rose 2% to $668 million. Collections of variable annuities were $296 million in the first half of 2000, increasing 58% over variable collections of $188 million in the first six months of 1999. The variable annuity balance on deposit rose 43% during the past twelve months. This balance was $3.7 billion at June 30, 2000, $3.3 billion at December 31, 1999, and $2.6 billion a year ago. Strong financial markets in recent months have had a positive impact on the variable account balance although some weakening was experienced in the second quarter of 2000. Strong market conditions have been a major factor in increased variable annuity sales.



     The following table presents underwriting margin data for Torchmark's annuities.

                                   Annuities
                              Summary of Results
                         (Dollar amounts in thousands)

                                                    Six months
                                          Ended June 30,       Increase
                                        ------------------  --------------
                                          2000      1999      Amount    %
                                        --------  --------  --------- ----

Policy charges                          $24,197    $18,532     $5,665   31
Net policy obligations                   (2,409)    (2,743)       334  (12)
Commissions and
  acquisition expense                    12,168      9,288      2,880   31
                                        -------    -------     ------
Insurance underwriting income before
  other income and administrative
  expenses                              $14,438    $11,987     $2,451   20
                                        =======    =======     ======  ===


     Policy charges for annuities for the first six months of 2000 were $24.2 million, compared with $18.5 million for the 1999 period, an increase of 31%. Policy charges are assessed against the annuity account balance periodically for insurance risk, sales, administration, and cash surrender. Annuity underwriting income improved 20% from $12.0 million in the 1999 six-month period to $14.4 million in the same period of 2000. Increases in both policy charges and underwriting income resulted primarily from the growth in the variable annuity balance over the prior-year period.

     Investment. The following table summarizes Torchmark's investment income and excess investment income.

                           Excess Investment Income
                            (Dollars in thousands)

                                                    Six months
                                          Ended June 30,      Increase
                                        ------------------  --------------
                                           2000     1999      Amount    %
                                        --------  --------  --------- ----

Net investment income                   $234,538  $221,934   $12,604    6
Tax equivalency adjustment                 5,253     5,514      (261)  (5)
                                        --------  --------   -------   --
  Tax equivalent investment income       239,791   227,448    12,343    5

Required interest on net insurance
  policy liabilities                     (91,024)  (87,323)   (3,701)   4
Financing costs                          (35,567)  (32,271)   (3,296)  10
                                        --------  --------   -------   --
Excess investment income                $113,200  $107,854   $ 5,346    5
                                        ========  ========   =======   ==


     On a tax equivalent basis, net investment income grew 5% to $240 million in the first six months of 2000 from $227 million during the same 1999 period. The increase was caused primarily by the growth in the fixed-maturity portfolio. Average fixed maturities were $6.0 billion in the 2000 six months on an amortized cost basis, compared with $5.6 billion in the 1999 period. One factor in the increase in this portfolio was that real estate at a value of $123 million was sold in the third and fourth quarters of 1999 with the sales proceeds invested in fixed maturities. The real estate that was sold had yielded approximately 3% annually while the proceeds were invested at a yield exceeding 7%. An overall increase in average invested assets of $250 million was achieved over the prior-year quarter even though share purchases of $150 million were made under the share repurchase program in the previous twelve months and debt in the net amount of $57 million was also repaid during the prior twelve months.

     Excess investment income is tax-equivalent net investment income reduced by the interest credited to net insurance policy liabilities and less Torchmark's financing costs. Financing costs include interest on debt and the pretax dividends on Torchmark's MIPS. Excess investment income for the 2000 quarter rose 5% to $113 million from $108 million for the same period of 1999, due primarily to the rise in investment income.

     During the first six months of 2000, Torchmark continued to emphasize purchases of investment grade fixed-maturity bonds. Purchases totaled $311 million and had an average yield of 8.06%, equivalent to an effective annual yield of 8.28%. For the comparable 1999 period, fixed-maturity acquisitions totaled $888 million, and had average and effective annual yields of 7.22% and 7.35%, respectively. The reduced purchases resulted primarily from a $383 million decline in investable proceeds from sales in the first half of 2000, compared with the same period in 1999. Sales were much higher in 1999 because of the effort to generate capital losses to offset prior year taxable capital gains. The average life of 2000 purchases was 7.8 years, compared with 20.9 years for the same period of last year.

     At the end of the second quarter, the fixed-maturity portfolio stood at $6.0 billion at amortized cost and had an unrealized loss of $339 million. At the same quarter-end 1999, the portfolio was $5.6 billion and the unrealized loss was $58 million. The increase in unrealized loss reflects the impact of interest rate changes on market values and results from an ongoing program to capture investment gains for tax purposes where available.

     At June 30, 2000, the portfolio had an estimated average life of 12.1 years and an average duration of 6.1 years. The overall quality of the portfolio continues to be high, with an average quality rating of "A-1." Approximately 94% of the portfolio was considered investment grade.

     Torchmark sold 3.75 million shares of Vesta Insurance Group (Vesta) during the second quarter of 2000. In early July, 2000, Torchmark sold the remaining
1.38 million shares of Vesta stock that it held. Proceeds from both sales were $33 million. The sale resulted in an after-tax loss of $1.5 million, of which $1 million was recorded in the second quarter of 2000. Torchmark no longer has any ownership interest in Vesta.


                              Financial Condition

     Liquidity. Torchmark's liquidity is based on its strong positive cash flow, its marketable investments, and the availability of a line of credit facility. Torchmark's insurance operations ordinarily generate cash flows in excess of immediate requirements. Torchmark's net cash inflows from operations including deposit product operations were $256 million in the first six months of 2000, compared with $223 million in the same period of 1999, an increase of 15%. In addition to cash flows from operations, Torchmark received $105 million in investment maturities or repayments during the first six months of 2000.

     Torchmark's cash and short-term investments were $109 million at June 30, 2000, compared with $115 million of these assets at December 31, 1999. Cash and short-term investments were $54 million at the end of June, 1999. In addition to these liquid assets, Torchmark's entire portfolio of fixed-income and equity securities, in the approximate amount of $5.7 billion at market value on June 30, 2000, is available for sale should any need arise.

     Torchmark has in place a line of credit facility, which is also designed as a backup credit line for a commercial paper program. This program provides credit up to a maximum amount of $600 million, and permits Torchmark to borrow from either the credit line or issue commercial paper at any time up to the combined facility maximum of $600 million. Terms of the facility permit borrowing up to the maximum amount at variable interest rates. Torchmark is subject to certain covenants regarding capitalization and earnings, with which Torchmark was in full compliance at June 30, 2000. At that date, Torchmark had commercial paper outstanding in the face amount of $342 million and no borrowings on the line of credit. At December 31, 1999, $420 million face amount of commercial paper was outstanding.

     Capital resources. Torchmark's total debt outstanding was $713 million at June 30, 2000, compared with $790 million at December 31, 1999 and $770 million at June 30, 1999. Long-term debt was $372 million at June 30, 2000 and December 31, 1999, and was $371 million at June 30, 1999, changing because of the accretion of discount. Debt as a percentage of total capitalization was 22.9% at June 30, 2000, counting the MIPS as equity and excluding the effects of fluctuations in security values based on changes in interest rates in the financial markets. The debt to capitalization ratio was 25.2% at year-end 1999 and at June 30, 1999. If the MIPS were counted as debt, the debt to capitalization ratio was 29.1% at June 30, 2000, compared with 31.3% at year-end 1999. Interest coverage was 10.6 times for the first half of 2000, compared with
8.2 times for the first half of 1999.

     Torchmark acquired 4.4 million of its shares on the open market during the first six months of 2000. These share purchases were made at a cost of $96 million during the period. Share purchases were primarily funded by the sale of investments. Torchmark intends to make additional purchases under its share repurchase program on the open market when prices are attractive. However, share purchases will not be made when such purchases jeopardize the excellent to superior claims-paying ratings of its insurance subsidiaries.

      Torchmark's shareholders' equity was $2.01 billion at June 30, 2000, compared with $1.99 billion at 1999 year end and $2.06 billion one year ago. Book value per share was $15.77 at June 30, 2000, compared with $15.10 at year-end 1999 and $15.46 a year earlier. After adjusting shareholders' equity to remove the effects of interest-rate fluctuations on the security portfolio on an after-tax basis, shareholders' equity was $2.21 billion at June 30, 2000, compared with $2.15 billion at 1999 year end and $2.09 billion a year ago. On a per share basis, adjusted book value was $17.33 at the end of June, 2000, compared with $16.32 at year-end 1999 and $15.71 at June 30, 1999. The year-over-year growth in adjusted book value per share was 10.3%, and was achieved in spite of $150 million in share buybacks in the last two quarters of 1999 and the first half of 2000.

     The annualized return on common equity, or net operating income from continuing operations as a percentage of average equity excluding the effects of securities at market value, was 16.5% for the first six months of 2000. Return on equity for the same period in 1999 was 16.2%.



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

       There have been no quantitative or qualitative changes with respect to market risk exposure during the six months ended June 30, 2000.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings


     Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a defendant.
The likelihood or extent of a punitive damage award in any given case is currently impossible to predict. As of June 30, 2000, Liberty was a party to approximately 110 active lawsuits (including 18 employment related cases and excluding interpleaders and stayed cases), 84 of which were Alabama proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

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

     As previously reported, Liberty has been a party to two lawsuits alleging that a class of persons were insured under Liberty policies when Liberty knew that such persons were not entitled to retain any benefits under these policies, one of which was filed in 1996 in the Circuit Court of Jefferson County, Alabama (Harris v. Liberty National Life Insurance Company, Case No. CV-96-01836) and
 -------------------------------------------------
the other in the Circuit Court of St. Clair County, Alabama (Gentry v. Liberty
                                                             -----------------
National Life Insurance Company, Case No. CV-97-61).  The Gentry case was
-------------------------------                           ------
dismissed by the St. Clair County Circuit Court on June 16, 1998 and subsequently the Harris case was amended to add former plaintiff Gentry as an
                 ------
additional class representative in that case. On December 28, 1999, the Jefferson County Circuit Court entered an order in Harris granting summary
                                                   ------
judgment for Liberty on all plaintiffs' claims except unjust enrichment. The only remaining claim in the Harris plaintiffs' motion for class certification,
                            ------
one of unjust enrichment, was denied by the Circuit Court in an order denying the motion for class certification entered February 10, 2000. On March 13, 2000, plaintiffs in Harris filed a motion to alter, amend or vacate the Circuit
                    ------
Court's order denying class certification. The motion to reconsider denial of class certification in Harris was subsequently denied by the Circuit Court.
                       ------
Only the individual unjust enrichment claims remain and no trial date for these claims has been set.

     It has been previously reported that purported class action litigation was filed on October 14, 1999 against United American Insurance Company in the Circuit Court for Lee County, Florida (Eisenberg v. United American Insurance
                                       --------------------------------------
Company, Case No. 99-7915CA WCM), on behalf of certain Florida purchasers of
-------
United American home health care insurance on an installment or bank draft payment basis. The Eisenberg lawsuit alleged that United American acted as an
                    ---------
unlicensed premium finance company and that its service charges, if authorized, were unlawful and excessive. On July 21, 2000, the Eisenberg case was dismissed
                                                    ---------
by the Circuit Court.

       As previously reported, Liberty was served on October 28, 1999 with a subpoena from the Florida Department of Insurance in connection with that Department's investigation into Liberty's sales practices and disclosures in the State of Florida regarding industrial life insurance and low coverage life insurance policies. Liberty has also received similar subpoenas from the Alabama, Georgia, Kentucky, Texas, and South Carolina Insurance Departments regarding its industrial life insurance and other low face-amount life insurance policies sold in those states. Specific inquiry is made into the historical use of race-based mortality, a practice discontinued by Liberty many years ago. Liberty has been and continues responding to these subpoenas in a timely fashion. In July 2000, the Florida and Georgia Insurance Departments issued cease and desist orders to all companies reporting premium income from industrial life insurance, including Liberty, stating that, to the extent that any company is currently collecting any race-based insurance premiums from Florida and Georgia residents, respectively, it immediately cease and desist from collecting any premium differential based on the race of the policyholders.

     On December 8, 1999, purported class action litigation was filed against Liberty in the United States District Court for the Northern District of Alabama (Moore v. Liberty National Life Insurance Company, Case No. CV-99-BU-3262-S), on
 ------------------------------------------------
behalf of all African-Americans who have or have had at the time of policy termination an ownership interest in certain life insurance policies ($25,000 face amount or less) marketed by Liberty and certain of its former subsidiaries. The alleged class period covers virtually the entire twentieth century. Plaintiffs allege racial discrimination in Liberty's premium rates in violation of 42 U.S.C. (S) 1981, breach of fiduciary duty in sales and administrative practices, receipt of excessive and unreasonable premium payments by Liberty, improper hiring, supervision, retention and failure to monitor actions of officers, agents and employees, breach of contract in dismantling the debit premium collection system, fraudulent inducement and negligent misrepresentation. Unspecified compensatory and punitive damages are sought together with a declaratory judgment and equitable and/or injunctive relief, including establishment of a constructive trust for the benefit of class members. Defendants filed a motion for judgment on the pleadings or in the alternative for summary judgment on January 27, 2000. On April 7, 2000, the District Court entered an order granting Liberty's motion for judgment on the pleadings and dismissing plaintiffs' claims under 42 U.S.C. (S) 1981 with prejudice as time-barred and dismissing their state law claims without prejudice to re-file in state court if desired. Plaintiffs subsequently filed motions with the District Court to reconsider its April 17, 2000 order and for permission to file an amended complaint adding similar claims under 24 U.S.C.
(S) 1982. Liberty opposed this motion. On June 22, 2000, purported class action litigation with allegations comparable to those in the Moore case was
                                                              -----
filed against Liberty in the Circuit Court of Jefferson County, Alabama (Baldwin
                                                                         -------
v. Liberty National Life Insurance Company, Case No. CV 00-684).  On July 3,
------------------------------------------
2000, the District Court issued an order in the Moore case granting in part and
                                                -----
denying in part the plaintiffs' motions.  The District Court ordered the Moore
                                                                         -----
plaintiffs to file an amended complaint setting forth their claims under 28 U.S.C. (S)(S) 1981 and 1982 and, if such claims are timely, any state law claims for breach of contract related to the discontinuance of debit collections, and dismissed with prejudice all remaining state law claims of the plaintiffs as time-barred by the common law rule of repose. On July 14, 2000, plaintiffs filed their amended complaint with the District Court and Liberty filed a motion to alter or amend the District Court's July order or, in the alternative, requested that the District Court certify for purposes of appeal the issue whether the state law doctrine of repose should be applied to and bar plaintiffs' actions under (S)(S) 1981 and 1982. The District Court entered such an order on July 21, 2000 and stayed proceedings in Moore pending
                                                         -----
resolution of Liberty's petition to the U.S. Circuit Court of Appeals for the Eleventh Circuit. Liberty filed a petition on July 30, 2000 with the Eleventh Circuit seeking that Court's permission to appeal the portions of the District Court's July order in Moore granting the plaintiffs the right to file the
                      -----
amended complaint.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------


At the Annual Meeting of Shareholders held April 27, 2000:

1.  The following directors were re-elected to serve an additional term:


    Director                    For      Withheld
    ----------------------------------------------

    David L. Boren          109,019,396  1,485,406
    Louis T. Hagopian       108,978,957  1,525,845
    Harold T. McCormick     108,946,112  1,558,690
    R.K. Richey             108,995,576  1,509,226

    Other directors whose terms continued after the meeting were Joseph M. Farley, C. B. Hudson, Joseph L. Lanier, Jr., Mark S. McAndrew, George J. Records and Lamar C. Smith.


2. Deloitte & Touche LLP were ratified as the Company's independent auditors for 2000.

    For            Against    Abstain
    ---------------------------------

    109,867,970    197,260    439,572

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              (11) Statement re computation of per share earnings
              (27) Financial Data Schedule

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed in the second quarter of 2000.

                                  SIGNATURES



     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           TORCHMARK CORPORATION



Date:  August 9, 2000                      /s/ C. B. Hudson
                                           -----------------------------
                                           C. B. Hudson, Chairman of the
                                           Board, President, and Chief
                                           Executive Officer



Date:  August 9, 2000                      /s/ Gary L. Coleman
                                           ------------------------------
                                           Gary L. Coleman, Executive Vice
                                           President and Chief Financial Officer
                                           (Chief Accounting Officer)