Form 10-Q
period 2000-09-30
TORCHMARK CORP
filed 2000-11-13
CIK 320335

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2000               Commission File Number 1-8052


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

                                         Yes   X    No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the last practicable date.

       CLASS                             OUTSTANDING AT October 31, 2000
    Common Stock,                                 126,250,235
   $1.00 Par Value

                          Index of Exhibits (Page 26)
                    Total number of pages included are 27.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             TORCHMARK CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Amounts in thousands)

                                                                                   September 30,           December 31,
                                                                                       2000                   1999
                                                                                   -------------           ------------
                                                                                    (Unaudited)
Assets
Investments:
     Fixed maturities, available for sale, at fair value (amortized
       cost:  2000 - $6,106,746; 1999 - $5,954,697)                               $ 5,808,147             $ 5,679,795
     Equity securities, at fair value (cost:  2000 - $1,758; 1999 - $37,121)            5,244                  29,189
     Mortgage loans, at cost (fair value:
       2000 - $118,500; 1999 - $94,716)                                               118,386                  94,599
     Investment real estate, at depreciated cost                                       15,991                  16,379
     Policy loans                                                                     252,455                 244,607
     Other long-term investments, at fair value                                        24,152                  23,054
     Short-term investments                                                            83,116                 100,187
                                                                                  -----------             -----------
         Total investments                                                          6,307,491               6,187,810

Cash                                                                                   12,168                  14,441
Accrued investment income                                                             115,483                 112,475
Other receivables                                                                      69,570                  53,458
Deferred acquisition costs                                                          1,893,487               1,741,570
Value of insurance purchased                                                          137,334                 151,752
Property and equipment                                                                 39,419                  38,761
Goodwill                                                                              393,528                 402,584
Other assets                                                                           19,897                  15,138
Separate account assets                                                             3,874,062               3,413,675
                                                                                  -----------             -----------
         Total assets                                                             $12,862,439             $12,131,664
                                                                                  ==========              ===========

Liabilities and Shareholders' Equity
Liabilities:
     Future policy benefits                                                       $ 5,051,135             $ 4,869,241
     Unearned and advance premiums                                                     90,223                  85,344
     Policy claims and other benefits payable                                         227,896                 215,923
     Other policyholders' funds                                                        80,338                  81,919
                                                                                  -----------             -----------
         Total policy liabilities                                                   5,449,592               5,252,427


Accrued income taxes                                                                  384,713                 309,271
Short-term debt                                                                       308,968                 418,394
Long-term debt (fair value:
   2000 - $374,370; 1999 - $378,046)                                                  371,885                 371,555
Other liabilities                                                                     171,414                 179,681
Separate account liabilities                                                        3,874,062               3,413,675
                                                                                  -----------             -----------
         Total liabilities                                                         10,560,634               9,945,003

Monthly income preferred securities
   (fair value: 2000 - $198,000; 1999 - $193,040)                                     193,377                 193,324

Shareholders' equity:

   Preferred stock                                                                          0                       0
   Common stock                                                                       147,801                 147,801
   Additional paid-in capital                                                         623,339                 622,318
   Accumulated other comprehensive income (loss)                                     (182,869)               (174,222)
   Retained earnings                                                                2,145,096               1,910,487
   Treasury stock, at cost                                                           (624,939)               (513,047)
                                                                                  -----------             -----------
         Total shareholders' equity                                                 2,108,428               1,993,337
                                                                                  -----------             -----------
         Total liabilities and shareholders' equity                               $12,862,439             $12,131,664
                                                                                  ===========             ===========





         See accompanying Notes to Consolidated Financial Statements.

                                                       TORCHMARK CORPORATION
                                               CONSOLIDATED STATEMENT OF OPERATIONS
                                        (Unaudited and in thousands except per share data)

                                                                  Three Months Ended                   Nine Months Ended
                                                                     September 30,                       September 30,
                                                              ---------------------------       -----------------------------
                                                                 2000             1999              2000              1999
                                                              ----------       ----------       -----------       -----------
Revenue:
  Life premium                                                  $272,109         $254,921        $  808,830        $  761,619
  Health premium                                                 226,714          206,568           675,683           614,112
  Other premium                                                   13,915           10,361            38,112            28,893
                                                              ----------       ----------       -----------       -----------

     Total premium                                               512,738          471,850         1,522,625         1,404,624

  Net investment income                                          118,073          111,758           352,611           333,692
  Realized investment gains (losses)                               9,092          (18,128)           (2,606)         (104,047)
  Other income                                                       651              299             2,074             6,248
                                                              ----------       ----------       -----------       -----------

     Total revenue                                               640,554          565,779         1,874,704         1,640,517

Benefits and expenses:
  Life policyholder benefits                                     179,413          166,424           534,710           496,076
  Health policyholder benefits                                   147,101          134,383           437,693           399,590
  Other policyholder benefits                                      9,178            8,306            28,083            25,611
                                                              ----------       ----------       -----------       -----------

     Total policyholder benefits                                 335,692          309,113         1,000,486           921,277

  Amortization of deferred acquisition costs                      69,061           62,921           202,695           184,573
  Commissions and premium taxes                                   37,650           34,633           112,010           104,382
  Other operating expense                                         29,945           29,079            89,607            86,676
  Amortization of goodwill                                         3,018            3,018             9,055             9,055
  Interest expense                                                13,352           13,327            41,331            38,653
                                                              ----------       ----------       -----------       -----------

     Total benefits and expenses                                 488,718          452,091         1,455,184         1,344,616

  Income from continuing operations before income taxes and
    cumulative effect of change in accounting principle          151,836          113,688           419,520           295,901

  Income taxes                                                   (51,420)         (38,019)         (141,996)          (99,064)
  Monthly income preferred securities dividend (net of tax)       (2,680)          (2,357)           (7,612)           (6,871)
                                                              ----------       ----------       -----------       -----------

  Income from continuing operations before cumulative
    effect of change in accounting principle                      97,736           73,312           269,912           189,966
  Discontinued operations of Waddell & Reed:
    Loss on disposal (tax)                                             0                0                 0            (1,060)
                                                              ----------       ----------       -----------       -----------
  Income before cumulative effect of change in
    accounting principle                                          97,736           73,312           269,912           188,906
  Cumulative effect of change in accounting principle
    (less applicable tax of $8,661)                                    0                0                 0            16,086
                                                              ----------       ----------       -----------       -----------
     Net income                                                 $ 97,736         $ 73,312        $  269,912        $  204,992
                                                              ==========       ==========       ===========       ===========

                         (Continued on following page)

                             TORCHMARK CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
              (Unaudited and in thousands except per share data)
                                  (Continued)

                                                                  Three Months Ended        Nine Months Ended
                                                                      September 30,           September 30,
                                                                  ------------------        -------------------
                                                                   2000         1999         2000         1999
                                                                  -----        -----        -----        ------
Basic earnings per share:
Net income from continuing operations                             $0.77        $0.55        $2.10        $ 1.42
Discontinued operations of Waddell & Reed -
    Loss on disposal (tax)                                         0.00         0.00         0.00         (0.01)
                                                                  -----        -----        -----        ------
Net income before cumulative effect of change in
    accounting principle                                           0.77         0.55         2.10          1.41
Cumulative effect of change in accounting principle
    (less applicable tax)                                          0.00         0.00         0.00          0.12
                                                                  -----        -----        -----        ------
     Net income                                                   $0.77        $0.55        $2.10        $ 1.53
                                                                  =====        =====        =====        ======

Diluted earnings per share:
Net income from continuing operations                             $0.77        $0.55        $2.09        $ 1.41
Discontinued operations of Waddell & Reed:
    Loss on disposal (tax)                                         0.00         0.00         0.00         (0.01)
                                                                  -----        -----        -----        ------
Net income before cumulative effect of change in
    accounting principle                                           0.77         0.55         2.09          1.40
Cumulative effect of change in accounting principle
    (less applicable tax)                                          0.00         0.00         0.00          0.12
                                                                  -----        -----        -----        ------
     Net income                                                   $0.77        $0.55        $2.09        $ 1.52
                                                                  =====        =====        =====        ======



         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                         (Unaudited and in thousands)


                                                                       Three Months Ended                   Nine Months Ended
                                                                          September 30,                        September 30,
                                                                 -----------------------------        -----------------------------
                                                                       2000         1999                 2000              1999
                                                                 -----------------------------        -----------------------------
Net income                                                           $ 97,736     $  73,312             $269,912        $ 204,992

Other comprehensive income (loss):
    Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising during period          61,176      (112,175)             (14,323)        (440,138)
      Less: reclassification adjustment for (gains) losses
        on securities included in net income                          (20,354)       15,392                3,758           25,783
      Less: reclassification adjustment for amortization of
        discount and premium                                           (1,102)         (697)              (2,676)            (979)
      Less: foreign exchange adjustment on securities
        marked to market                                                  836           121                  962             (810)
                                                                     --------     ---------             --------        ---------
      Unrealized gains (losses) on securities                          40,556       (97,359)             (12,279)        (416,144)
    Unrealized gains on other investments                               5,755            23                  425                8
    Deferred acquisition cost adjustment resulting from
        unrealized (gains) losses on investments                       (3,815)        9,601                  587           36,773
    Foreign exchange translation adjustments                             (418)          (18)              (1,343)           1,321
                                                                     --------     ---------             --------        ---------
        Other comprehensive income (loss), before tax                  42,078       (87,753)             (12,610)        (378,042)

    Income tax (expense) benefit  related to other
        comprehensive income (loss)                                   (15,624)       30,717                3,963          132,184
                                                                     --------     ---------             --------        ---------
Other comprehensive income (loss)                                      26,454       (57,036)              (8,647)        (245,858)
Comprehensive income (loss)                                          $124,190     $  16,276             $261,265        $ (40,866)
                                                                     ========     =========             ========        =========


         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOW
                         (Unaudited and in thousands)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                      ----------------------------------------
                                                                         2000                          1999
                                                                      ----------                   -----------
Cash provided from operations                                         $ 383,854                    $   294,861


Cash provided from (used for) investment activities:
  Investments sold or matured:
    Fixed maturities available for sale - sold                          475,918                      1,139,457
    Fixed maturities available for sale - matured,
      called, and repaid                                                184,420                        196,151
    Other long-term investments                                          38,743                        224,733
                                                                      ---------                    -----------
      Total investments sold or matured                                 699,081                      1,560,341

  Investments acquired:
    Fixed maturities                                                   (813,980)                    (1,684,286)
    Other long-term investments                                         (34,420)                       (45,289)
                                                                      ---------                    -----------
      Total investments acquired                                       (848,400)                    (1,729,575)

  Net decrease in short-term investments                                 17,123                          2,622
  Disposition of properties                                                 344                          6,621
  Additions to properties                                                (6,369)                        (6,221)
                                                                      ---------                    -----------
Cash used for investment activities                                    (138,221)                      (166,212)


Cash provided from (used for) financing activities:
  Issuance of common stock                                                  945                          1,443
  Additions to debt                                                           0                         47,233
  Repayments of debt                                                   (109,426)                       (12,132)
  Acquisition of treasury stock                                        (113,596)                      (175,451)
  Cash dividends paid to shareholders                                   (34,994)                       (36,347)
  Net receipts from deposit product operations                            9,165                         50,758
                                                                      ---------                    -----------
Cash used for financing activities                                     (247,906)                      (124,496)


Net increase (decrease) in cash                                          (2,273)                         4,153
Cash at beginning of year                                                14,441                          4,920
                                                                      ---------                    -----------
Cash at end of period                                                 $  12,168                    $     9,073
                                                                      =========                    ===========


         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note A - Accounting Policies

     The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at September 30, 2000, and the consolidated results of operations and cash flow for the periods ended September 30, 2000 and 1999.


Note B - Derivatives

     Torchmark is required to adopt FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by FASB Statement No.
137. This statement is effective for all physical quarters for all physical years beginning after June 15, 2000. For Torchmark, the statement becomes effective January 1, 2001.

     Management believes that Statement 133 will have an immaterial impact on Torchmark's financial statements. Other than an interest rate swap on its Monthly Income Preferred Securities ("MIPS"), which is carried at fair market value, Torchmark's use of derivatives is limited.

Note C - Business Segments

     Torchmark's segments are based on the insurance product lines it markets and administers: life insurance, health insurance, and annuities. There is also an investment segment, which manages the investment portfolio, debt, and cash flow for the insurance segments and the corporate function. The measure of profitability for insurance segments is underwriting income before other income and administrative expenses. It represents the gross profit margin on insurance products before administrative expenses, and is calculated by deducting net policy obligations and acquisition expenses from premium revenue. The measure of profitability for the investment segment is excess investment income, which is the income earned on the investment portfolio in excess of net policy requirements and financing costs associated with debt and Torchmark's MIPS. The tables below set forth revenue (excluding realized investment losses) and measures of profitability by segment as well as reconciliations from the total measures of profitability to pretax operating income for the nine-month periods ended September 30, 2000 and September 30, 1999, respectively.

                                                  Selected Segment Information
                                                     (Amounts in thousands)

                                               Nine months ended September 30, 2000
                              -------------------------------------------------------------------------------
                                Life     Health    Annuity   Investment     Other  Adjustments   Consolidated
                              --------  --------   -------   ----------    ------  -----------   ------------
Revenue:
  Premium                     $808,830  $675,683   $38,112                                         $1,522,625
  Net investment income                                       $ 359,836              $(7,225)         352,611
  Other income                                                             $3,644     (1,570)           2,074
  Intersegment revenue -
     required interest on
     net policy obligations    110,376       934    26,152     (137,462)                                    0
                              --------  --------   -------    ---------    ------    -------       ----------
       Total revenue*         $919,206  $676,617   $64,264    $ 222,374    $3,644    $(8,795)      $1,877,310
                              ========  ========   =======    =========    ======    =======       ==========
Measures of profitability:
   Underwriting income
    before other income and
    administrative expenses   $200,797  $120,305   $22,224                                         $  343,326
   Excess investment
    income                                                     $ 169,332                               169,332
                              --------  --------   -------    ---------    ------    -------       ----------
       Total measures of
        profitability         $200,797  $120,305   $22,224    $ 169,332    $    0    $     0       $  512,658
                              ========  ========   =======    =========    ======    =======       ==========

* Excludes realized investment gains (losses)

                                           Selected Segment Information
                                              (Amounts in thousands)

                                                               Nine months ended September 30, 1999
                                           -------------------------------------------------------------------------------------
                                             Life     Health     Annuity     Investment      Other   Adjustments    Consolidated
                                           --------  --------    -------     ---------      ------   -----------    ------------
Revenue:
  Premium                                  $761,619  $614,112    $28,893                                              $1,404,624
  Net investment income                                                      $ 342,381                $ (8,689)          333,692
  Other income                                                                              $2,625      (1,480)            1,145
  Intersegment revenue -
    required interest on
    net policy obligations                  102,196     3,860     25,658      (131,714)                                        0
                                           --------  --------    -------     ---------      ------    --------        ----------
       Total revenue*                      $863,815  $617,972    $54,551     $ 210,667      $2,625    $(10,169)       $1,739,461
                                           ========  ========    =======     =========      ======    ========        ==========
Measures of profitability:
  Underwriting income before other
    income and administrative expense      $198,743  $106,648    $19,235                                               $ 324,626
   Excess investment income                                                  $ 161,443                                   161,443
                                           --------  --------    -------     ---------      ------    --------        ----------
       Total measures of profitability     $198,743  $106,648    $19,235     $ 161,443      $    0    $      0         $ 486,069
                                           ========  ========    =======     =========      ======    ========         =========

*Excludes realized investment losses



     Reconciliation of Measures of Profitability to Pretax Operating Income
                            (Amounts in thousands)

                                                    For the nine months ended
                                                          September 30,
                                                   ---------------------------
                                                      2000              1999
                                                   ---------         ----------
Total measures of profitability                    $512,658          $ 486,069
Other income                                          3,644              2,625
Insurance administrative expenses                   (82,552)           (78,921)
Parent expense                                       (7,055)            (7,755)
Tax equivalent adjustment                            (7,225)            (8,689)
Goodwill amortization                                (9,055)            (9,055)
Realized losses                                      (2,606)          (104,047)
Gain on sale of equipment                                 0              5,103
Pretax cost of MIPS                                  11,711             10,571
                                                   --------          ---------
      Operating income before taxes                $419,520          $ 295,901
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

                             Results of Operations


     Torchmark management computes a classification of income called "net operating income." Torchmark management focuses on net operating income to evaluate the performance of the operations of the company. It excludes unusual and nonrecurring income or loss items which distort operating trends.

     The following items were excluded from net income in the appropriate period in order to compute net operating income:

     1) Realized investment losses and the related adjustment to deferred acquisition costs, net of tax;

     2) A one-time gain on the sale of equipment in 1999 (included in other income) in the after-tax amount of $3.3 million;

     3)  Discontinued operations relating to Waddell & Reed in 1999; and

     4) The effect of a change in accounting principle in 1999, which modified the accounting for an interest rate swap instrument.

     The following table presents earnings and earnings per share data for Torchmark.

                        Earnings and Earnings Per Share
         (Dollar amounts in thousands, except for per share data)


                                             For the nine months ended
                                                    September 30,
                                             -------------------------      %
                                                2000            1999      Change
                                              --------        --------    ------
         Net operating income:
               Amount                         $271,606        $254,280       6.8
               Per Share:
                 Basic                            2.11            1.90      11.1
                 Diluted                          2.11            1.89      11.6


         Net income:
               Amount
               Per Share:                     $269,912        $204,992      31.7
                 Basic                            2.10            1.53      37.3
                 Diluted                          2.09            1.52      37.5




     Torchmark's operating revenues exclude realized investment gains and losses and also exclude the one-time gain in 1999 from the sale of corporate equipment in the amount of $5.1 million. Operating revenues rose 8% to $1.9 billion in the first nine months of 2000 over the same period of 1999. Total premium increased 8% to $1.5 billion and net investment income rose 6% to $353 million in the first nine months of 2000. Torchmark's operating expenses increased 3% to $90 million in 2000. However, operating expenses as a percentage of operating revenues decreased to 4.8% in 2000 from 5.0% in 1999. As a percentage of total premium, insurance administrative expenses were 5.4% in 2000 compared with 5.6% in 1999.

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

                        Summary of Net Operating Income
                         (Dollar amounts in thousands)

                                                               Nine months
                                                            Ended September 30,          Increase
                                                         ----------------------    ---------------------
                                                            2000         1999        Amount         %
                                                         ---------    ---------    ---------    ---------
Insurance underwriting income before
     other income and administrative expense:
          Life                                           $ 200,797   $ 198,743      $ 2,054         1
          Health                                           120,305     106,648       13,657        13
          Annuity                                           22,224      19,235        2,989        16
                                                         ---------   ---------      -------
                Total                                      343,326     324,626       18,700         6

Other income                                                 3,644       2,625        1,019        39
Administrative expense                                     (82,552)    (78,921)      (3,631)        5
                                                         ---------   ---------      -------
Insurance underwriting income                              264,418     248,330       16,088         6

Excess investment income                                   169,332     161,443        7,889         5
Corporate expense                                           (7,055)     (7,755)         700        (9)
Goodwill amortization                                       (9,055)     (9,055)           0         0
Tax equivalency adjustment                                  (7,225)     (8,689)       1,464       (17)
                                                         ---------   ---------      -------
     Pretax insurance net operating income                 410,415     384,274       26,141         7


Income tax                                                (138,809)   (129,994)      (8,815)        7
                                                         ---------   ---------      -------
Net operating income                                     $ 271,606   $ 254,280      $17,326         7
                                                         =========   =========      =======       ===
Net operating income per diluted share                       $2.11       $1.89                     12
                                                         =========   =========                    ===

A discussion of Torchmark's operations by segment follows.

     Life insurance. Torchmark's life insurance premium income rose 6% to $809 million in the first nine months of 2000. The following table presents Torchmark's life insurance premium and policy charges by distribution method.

                                Life Insurance
                        Premium by Distribution Method
                         (Dollar amounts in thousands)

                                                   Nine months ended September 30,
                                                   -------------------------------
                                                          2000                    1999                 Increase
                                                   ------------------      ------------------      ----------------
                                                                % of                    % of
                                                     Amount    Total         Amount    Total       Amount        %
                                                   ------------------      ------------------      ----------------
Liberty National Exclusive Agency                  $221,034     27         $216,267      28        $ 4,767       2
Direct Response                                     200,064     25          184,792      24         15,272       8
American Income Exclusive Agency                    172,270     21          161,873      21         10,397       6
United American Independent Agency                   30,844      4           27,959       4          2,885      10
United American Exclusive Agency                     14,621      2           14,532       2             89       1
Other                                               169,997     21          156,196      21         13,801       9
                                                   --------    ---         --------     ---        -------      --
    Total life premium                             $808,830    100         $761,619     100        $47,211       6
                                                   ========    ===         ========     ===        =======      ==



     Annualized life premium in force was $1.19 billion at September 30, 2000, rising 7% over $1.11 billion in force a year earlier. Life insurance sales, in terms of annualized premium issued, were $219 million in the 2000 nine-month period, increasing 14% over 1999 same-period sales of $191 million. The third quarter of 2000 marked the third consecutive quarter that life sales grew at a double-digit rate over comparable prior-year periods. The following table presents Torchmark's life insurance sales and in force data by distribution method.

                                Life Insurance
                     Annualized Premium Sales and In Force
                         (Dollar amounts in thousands)

                                                      Sales                                              In Force
                              ---------------------------------------------     ---------------------------------------------------
                                   Nine months
                                 Ended September 30,           Increase               At September 30,                  Increase
                              ----------------------      -----------------      --------------------------       ------------------
                                 2000         1999         Amount        %          2000           1999            Amount         %
                              --------      --------      -------      ----      ----------     -----------       --------      ----
Direct Response               $ 87,855      $ 72,147      $15,708       22       $  300,341      $  279,045        $21,296        8
Liberty National
   Exclusive Agency             40,254        38,395        1,859        5          312,158         306,086          6,072        2
AI Exclusive Agency             42,066        39,815        2,251        6          241,737         227,109         14,628        6
UA Independent Agency           17,142         8,916        8,226       92           49,100          41,979          7,121       17
UA Exclusive Agency              3,578         4,136         (558)     (13)          21,445          21,891           (446)      (2)
Other Distribution              28,140        28,049           91        0          262,347         237,349         24,998       11
                              --------      --------      -------      ----      ----------     -----------       --------

   Total                      $219,035      $191,458      $27,577       14       $1,187,128      $1,113,459        $73,669        7
                              ========      ========      =======      ====      ==========      ==========        =======       ===


     Torchmark's Direct Response operation is conducted through direct mail, co-op mailings, television and consumer magazine advertising, and direct mail solicitations endorsed by groups, unions and associations. Direct Response sales increased 22% to $88 million in the first nine months of 2000, compared with $72 million in the same period of 1999. Annualized premium in force for this distribution method rose 8% over the prior year to $300 million at September 30, 2000. Premium income grew 8% to $200 million in the 2000 period. The $15 million growth in Direct Response premium income and the $16 million growth in Direct Response sales were Torchmark's greatest increases in terms of dollar amount. In addition to its own production and premium growth, the Direct Response operation provides support to other Torchmark marketing agencies by providing sales leads and assisting in agent recruiting. This marketing support has contributed indirectly to premium growth in those agencies.

     The Liberty National Exclusive Agency distribution system represented 27% of Torchmark's life premium, the largest of any component distribution system. Life premium was $221 million in the first nine months of 2000, up 2% over the comparable 1999 period, and life insurance sales grew 5% to $40 million of annualized premium issued. Annualized life premium in force was $312 million at September 30, 2000, growing 2% over the prior-year period. The Liberty National agency serves primarily low and middle-income customers in the Southeastern United States. In the past year, this agency grew 7% with 2,017 agents at September 30, 2000, compared with 1,885 a year earlier.

     The American Income Agency markets to members of labor unions, credit unions, and other associations. This agency produced premium income of $172 million in the first nine months of 2000, an increase of 6%. Life sales for this agency rose 6% in the 2000 nine months to $42 million. Growth in sales of the American Income Agency was largely attributable to the growth in the number of agents, which rose 9% over the past twelve months to 1,331 at September 30, 2000. Annualized life premium in force was $242 million at September 30, 2000, up 6% compared to a year ago.

     Life sales for the United American Independent Agency rose 92% in the 2000 nine months to $17 million. Annualized premium in force was $49 million at the end of September, 2000.

     Torchmark's Other distribution systems include the Military, United Investors, and other less significant distribution channels. The 9% growth in premium income in other distribution was a result of the 13% growth in Military Agency premium to $88 million offset by lesser growth in other channels. Sales in the Military Agency increased 18% to $15 million in the first nine months of 2000. This agency also had a 13% increase in annualized life premium in force which was $123 million at September 30, 2000. This agency consists of former military officers who sell exclusively to military officers and their families.


                                Life Insurance
                              Summary of Results
                         (Dollar amounts in thousands)

                                                  Nine months ended September 30,
                                           --------------------------------------------
                                                   2000                     1999                Increase
                                           -------------------       ------------------      ---------------
                                                         % to                     % to
                                            Amount       Total       Amount       Total      Amount        %
                                           --------      -----       ------       -----      ------      ----
Premium and policy charges                  $808,830       100       $761,619       100      $47,211        6
Net policy obligations                       351,408        43        325,731        43       25,677        8
Commissions and
    acquisition expense                      256,625        32        237,145        31       19,480        8
                                            --------       ---       --------       ---      -------     ----
Insurance underwriting income before
    other income and administrative
    expense                                 $200,797        25       $198,743        26      $ 2,054        1
                                            ========       ===       ========       ===      =======       ==


     Life insurance underwriting income before insurance administrative expenses was $201 million in the first nine months of 2000, increasing 1% over the same period of 1999. As a percentage of life premium, underwriting income was 25% in the nine months of 2000, compared with 26% in the comparable 1999 period. Contributing to this decline was a reduction in the underwriting income for Direct Response from 28.5% to 26.5% of premium. This percentage is expected to be near this level in 2001. In addition, underwriting income in the Other distribution category declined due to an increase in policy obligations which is believed to be temporary.

     Health insurance. Health insurance premium income rose 10% from $614 million in the first nine months of 1999 to $676 million in the same period of 2000. The table below is an analysis of Torchmark's health premium by distribution method.


                               Health Insurance
                        Premium by Distribution Method
                         (Dollar amounts in thousands)

                                            Nine months ended September 30,
                                            -------------------------------
                                                   2000                    1999                 Increase
                                           ------------------       ------------------      ---------------
                                                        % to                     % to
                                            Amount     Total         Amount      Total       Amount        %
                                           --------    -----         ------      -----       ------       --
United American Independent Agency         $330,721      49         $320,786       52      $ 9,935         3
United American Exclusive Agency            184,276      27          141,507       23       42,769        30
Liberty National Exclusive Agency           113,575      17          107,521       18        6,054         6
American Income Exclusive Agency             36,043       5           35,592        6          451         1
Direct Response                              11,068       2            8,706        1        2,362        27
                                           --------     ----        --------     ----      -------
     Total health premium                  $675,683      100        $614,112      100      $61,571        10
                                           ========     ====        ========     ====      =======        ==



     The table below is a presentation of health insurance sales and in force data.


            Health Insurance Annualized Premium Sales and in Force
                         (Dollar amounts in thousands)

                                                  Sales                                      In Force
                                --------------------------------------     ----------------------------------------
                                    Nine months
                                Ended September 30,         Increase        At September 30,            Increase
                               ---------------------     -------------     ------------------        --------------
                                  2000        1999        Amount    %        2000        1999         Amount     %
                               --------     --------     -------   ---     --------    --------      -------    ===
UA Exclusive Agency            $ 92,693     $ 70,946     $21,747    31     $278,547    $214,786      $63,761     30
UA Independent Agency            55,024       48,111       6,913    14      455,037     442,040       12,997      3
Liberty Exclusive Agency          7,519        7,302         217     3      156,064     151,914        4,150      3
AI Exclusive Agency               6,494        5,940         554     9       46,084      44,785        1,299      3
Direct Response                   2,869        3,064        (195)   (6)      15,654      12,358        3,296     27
                               --------     --------     -------           --------    --------      -------
   Total                       $169,599     $135,363     $29,236    22     $951,386    $865,883      $85,503     10
                               ========     ========     =======    ==     ========    ========      =======    ===



     Annualized health insurance premium in force was $951 million at September 30, 2000, up 10% over the in force premium at September 30, 1999. Sales of health insurance, as measured by annualized premium issued, grew 22% to $165 million in the 2000 nine months over the same period a year earlier. Medicare Supplement sales rose 19% in the 2000 period to $127 million, accounting for 69% of the growth in Torchmark's total health sales. Medicare Supplement products are sold by Torchmark's United American Independent and Exclusive Agencies. Both of these agencies experienced growth in health sales and annualized health premium in force when compared with the prior-year period. The United American Exclusive Agency has experienced rapid growth during the past twelve months, as the number of agents has grown by over 900 agents or 38% to 3,378 at September 30, 2000. This growth in the size of the agency contributed greatly to the growth in Medicare Supplement sales. Annualized Medicare Supplement premium in force was $687 million at September 30, 2000, rising 12% from a year earlier. Medicare Supplement represented 72% of Torchmark's total health premium in force at the end of September, 2000.

     Cancer sales, produced primarily by the Liberty National Agency, were $7.5 million in the 2000 period, declining 6% from the prior-year period. Cancer annualized premium in force rose 4% to $161 million. Cancer business represented 17% of Torchmark's annualized health premium in force at September 30, 2000. Other health product sales, consisting primarily of accident and limited-benefit hospital and surgical policies, rose 46% to $31 million in the 2000 period. Other health annualized premium in force increased 6% to $104 million.

     The following table presents underwriting margin data for health insurance.

                               Health Insurance
                              Summary of Results
                         (Dollar amounts in thousands)

                                                             Nine months ended September 30,
                                            -------------------------------------------------------------------
                                                   2000                     1999                  Increase
                                            -------------------      -------------------      -----------------
                                                           % of                     % of
                                             Amount       Total       Amount       Total       Amount        %
                                            --------      -----      --------      -----      -------       ---
Premium and policy charges                  $675,683       100       $614,112       100       $61,571        10
Net policy obligations                       425,784        63        386,407        63        39,377        10
Commissions and
     acquisition expense                     129,594        19        121,057        20         8,537         7
                                            --------       ---       --------       ---       -------
Insurance underwriting income before
     other income and administrative
     expenses                               $120,305        18       $106,648        17       $13,657        13
                                            ========       ===       ========       ===       =======        ==

   Underwriting margins for health insurance increased 13% to $120 million in the 2000 period over the prior-year period. As a percentage of health premium, underwriting margins rose slightly from 17.4% in 1999 to 17.8% in 2000. The increase in underwriting margin percentages was due primarily to an improvement in the margins of the Liberty National cancer business. Medicare Supplement underwriting margin percentages remained stable.

   Annuities. The following table presents collection and deposit balance information about Torchmark's annuities.

                                   Annuities
                       Collections and Deposit Balances
                         (Dollar amounts in thousands)

                                    Collections                                               Deposit Balances
                  ----------------------------------------------         ------------------------------------------------------
                         Nine Months
                     Ended September 30,           Increase                  At September 30,                    Increase
                  -----------------------      -----------------         --------------------------         -------------------
                    2000           1999         Amount        %            2000             1999             Amount          %
                  --------       --------      --------      ---         ----------       ----------        ----------       --
Fixed             $ 33,714       $ 55,257      $(21,543)     (39)        $  665,028       $  669,470        $   (4,442)      (1)
Variable           431,484        275,172       156,312       57          3,710,842        2,600,510         1,110,332       43
                  --------       --------      --------      ---         ----------       ----------        ----------       --
    Total         $465,198       $330,429      $134,769       41         $4,375,870       $3,269,980        $1,105,890       34
                  ========       ========      ========      ===         ==========       ==========        ==========       ==

     Annuities are sold on both a fixed and a variable basis.   Fixed annuity
collections were $34 million in the first nine months of 2000, declining 39% from $55 million collected in the prior-year period. Fixed annuities on deposit with Torchmark declined 1% to $665 million. Collections of variable annuities were $431 million in the first nine months of 2000, increasing 57% over variable collections of $275 million in the first nine months of 1999. The variable annuity balance on deposit rose 43% during the past twelve months. This balance was $3.7 billion at September 30, 2000, $3.3 billion at December 31, 1999, and $2.6 billion a year ago. Strong financial markets in the recent past have had a positive impact on the variable account balance although some weakening was experienced in the second and third quarters of 2000.

     The following table presents underwriting margin data for Torchmark's annuities.

                                   Annuities
                              Summary of Results
                         (Dollar amounts in thousands)

                                                      Nine months
                                                   Ended September 30,              Increase
                                                 ----------------------         -----------------
                                                  2000           1999           Amount         %
                                                 -------        -------         ------        ---
Policy charges                                   $38,112        $28,893         $9,219         32
Net policy obligations                            (3,981)        (4,844)           863        (18)
Commissions and
     acquisition expense                          19,869         14,502          5,367         37
                                                 -------        -------         ------        ---
Insurance underwriting income before
     other income and administrative
     expenses                                    $22,224        $19,235         $2,989         16
                                                 =======        =======         ======        ===

     Policy charges for annuities for the first nine months of 2000 were $38 million, compared with $29 million for the 1999 period, an increase of 32%. Policy charges are assessed against the annuity account balance periodically for insurance risk, sales, administration, and cash surrender. Annuity underwriting income improved 16% from $19 million in the 1999 nine-month period to $22 million in the same period of 2000. Increases in both policy charges and underwriting income resulted primarily from the growth in the variable annuity balance over the prior-year period.

     Investment. The following table summarizes Torchmark's investment income and excess investment income.

                          Excess Investment Income
                           (Dollars in thousands)

                                                                         Nine months
                                                                      Ended September 30,                        Increase
                                                                   ----------------------------            -------------------
                                                                      2000               1999              Amount           %
                                                                   ---------          ---------            -------         ---
Net investment income                                              $ 352,611          $ 333,692            $18,919           6
Tax equivalency adjustment                                             7,225              8,689             (1,464)        (17)
                                                                   ---------          ---------            -------         ---
     Tax equivalent investment income                                359,836            342,381             17,455           5

Required interest on net insurance policy liabilities               (137,462)          (131,714)            (5,748)          4
Financing costs                                                      (53,042)           (49,224)            (3,818)          8
                                                                   ---------          ---------            -------         ---
Excess investment income                                           $ 169,332          $ 161,443            $ 7,889           5
                                                                   =========          =========            =======         ===

     On a tax equivalent basis, net investment income increased 5% to $360 million in the first nine months of 2000, compared with $342 million during the same 1999 period. The increase was caused primarily by the growth in the investment portfolio. Average invested assets were $6.6 billion in the 2000 nine months with fixed maturities on an amortized cost basis, compared with $6.3 billion in the 1999 period, an increase of 4%. An improvement in overall investment yield also contributed to the increase in income. The overall increase in average invested assets of $263 million was achieved over the prior-year quarter even though share purchases of $114 million were made under the share repurchase program in the previous twelve months and short-term debt in the net amount of $94 million was also repaid during the prior twelve months.

     Excess investment income is tax-equivalent net investment income reduced by the interest credited to net insurance policy liabilities and less Torchmark's financing costs. Financing costs include interest on debt and the pretax dividends on Torchmark's MIPS. Financing costs rose 8% to $53 million in the 2000 period. While short-term debt was reduced at September 30, 2000 from the prior-year period, the increase in borrowing cost resulted from an increase in interest rates on short-term debt in 2000. Excess investment income for the 2000 nine months rose 5% to $169 million from $161 million for the same period of 1999, due primarily to the increase in investment income. Because significant cash flow has been used to purchase Torchmark stock, management believes excess investment income should be considered on a per-share basis. Excess investment income per share rose 9% in 2000 to $1.31 from $1.20.

     During the first nine months of 2000, Torchmark continued to emphasize purchases of investment grade fixed-maturity bonds. Purchases totaled $814 million and had an average yield of 7.94%, equivalent to an effective annual yield of 8.15%. For the comparable 1999 period, fixed-maturity acquisitions totaled $1.7 billion, and had average and effective annual yields of 7.32% and 7.47%, respectively. The reduced purchases resulted primarily from a decline in investable proceeds from sales in the first nine months of 2000, compared with the same period in 1999. Sales were much higher in 1999 because of the effort to generate capital losses to offset prior year taxable capital gains. The average life of 2000 purchases was 7.5 years, compared with 16.5 years for the same period of last year.

     At the end of the third quarter, the fixed-maturity portfolio stood at $6.1 billion at amortized cost and had an unrealized loss of $299 million. At the same quarter-end in 1999, the portfolio was $5.7 billion and the unrealized loss was $153 million. The increase in unrealized loss reflects primarily the impact of interest rate changes on market values.

     At September 30, 2000, the portfolio had an estimated average life of 12.1 years and an average duration of 6.2 years. The overall quality of the portfolio continues to be high, with an average quality rating of "A." Approximately 94% of the portfolio was considered investment grade.

     Torchmark sold 3.75 million shares of Vesta Insurance Group (Vesta) during the second quarter of 2000. In early July, 2000, Torchmark sold the remaining
1.38 million shares of Vesta stock that it held. The sales provided proceeds of $33 million and resulted in an after-tax loss of $1.5 million, of which $1 million was recorded in the second quarter of 2000. Torchmark no longer has any ownership interest in Vesta.


                              Financial Condition

     Liquidity. Torchmark's liquidity is indicated by its strong positive cash flow, its marketable investments, and the availability of a line of credit facility. Torchmark's insurance operations ordinarily generate cash flows in excess of immediate requirements. Torchmark's net cash inflows from operations were $384 million in the first nine months of 2000, compared with $295 million in the same period of 1999, an increase of 30%. In addition to cash flows from operations, Torchmark received $184 million in investment maturities or repayments during the first nine months of 2000.

     Torchmark's cash and short-term investments were $95 million at September 30, 2000, compared with $115 million of these assets at December 31, 1999. Cash and short-term investments were $82 million at the end of September, 1999. In addition to these liquid assets, Torchmark's entire portfolio of fixed-income and equity securities, in the approximate amount of $5.8 billion at market value on September 30, 2000, is available for sale should any need arise.

     Torchmark has in place a line of credit facility, which is also designed as a backup credit line for a commercial paper program. This program provides credit up to a maximum amount of $600 million, and permits Torchmark to borrow from either the credit line or issue commercial paper at any time up to the combined facility maximum of $600 million. Terms of the facility permit borrowing up to the maximum amount at variable interest rates. Torchmark is subject to certain covenants regarding capitalization and earnings, with which Torchmark was in full compliance at September 30, 2000. At that date, Torchmark had commercial paper outstanding in the face amount of $311 million and no borrowings on the line of credit. At December 31, 1999, $420 million face amount of commercial paper was outstanding.

     Capital resources. Torchmark's total debt outstanding was $681 million at September 30, 2000, compared with $790 million at December 31, 1999 and $774 million at September 30, 1999. Long-term debt was $372 million at September 30, 2000, December 31, 1999, and September 30, 1999. Debt as a percentage of total capitalization was 21.6% at September 30, 2000, counting the MIPS as equity and excluding the effects of fluctuations in security values based on changes in interest rates in the financial markets. The debt to capitalization ratio was 25.2% at year-end 1999 and at September 30, 1999. If the MIPS were counted as debt, the debt to capitalization ratio would be 27.7% at September 30, 2000, compared with 31.3% at year-end 1999. Interest coverage was 11.2 times for the first nine months of 2000, compared with 8.7 times for the first nine months of 1999. Excluding realized losses, interest coverage would have been 11.2 in 2000 and 11.3 in 1999.

     Torchmark acquired 5.1 million of its shares on the open market during the first nine months of 2000. These share purchases were made at a cost of $114 million during the period. Share purchases were primarily funded by the sale of investments. Torchmark intends to make additional purchases under its share repurchase program on the open market when prices are attractive. However, share purchases will not be made when such purchases jeopardize the excellent to superior claims-paying ratings of its insurance subsidiaries or the debt ratings of the parent company.

     Torchmark's shareholders' equity was $2.11 billion at September 30, 2000, compared with $1.99 billion at 1999 year end and $2.01 billion one year ago. Book value per share was $16.60 at September 30, 2000, compared with $15.10 at year-end 1999 and $15.28 a year earlier. After adjusting shareholders' equity to remove the effects of interest-rate fluctuations on the security portfolio on an after-tax basis, shareholders' equity was $2.28 billion at September 30, 2000, compared with $2.15 billion at 1999 year end and $2.10 billion a year ago. On a per share basis, adjusted book value was $17.99 at the end of September, 2000, compared with $16.32 at year-end 1999 and $15.96 at September 30, 1999. The year-over-year growth in adjusted book value per share was 12.7%, and was achieved during a period in which $114 million in share buybacks were made.

     The annualized return on common equity, or net operating income from continuing operations as a percentage of average equity excluding the effects of interest rate fluctuations on securities, was 16.4% for the first nine months of 2000. Return on equity for the same period in 1999 was 16.2%.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     There have been no quantitative or qualitative changes with respect to market risk exposure during the nine months ended September 30, 2000.

PART II -- OTHER INFORMATION

Item 1.     Legal Proceedings
-----------------------------


         Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a defendant. The likelihood or extent of a punitive damage award in any given case is currently impossible to predict. As of September 30, 2000, Liberty was a party to approximately 107 active lawsuits (including 16 employment related cases and excluding interpleaders and stayed cases), 80 of which were Alabama proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

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

         As previously reported, Dismukes v. Torchmark Corporation (Case No.
                                 ---------------------------------
CV-94-1006-P-M), which was filed on December 30, 1994 in the U.S. District Court for the Northern District of Alabama, was the only remaining purported class action litigation brought by Torchmark shareholders alleging untimely and inadequate disclosure of material contingent liabilities arising out of insurance policy litigation involving Liberty. The U.S. District Court entered an order granting partial summary judgment on behalf of the defendants on April 16, 1996. Claims for damages based on Section 10b-5 of the Securities Exchange Act, on state securities laws and for common law fraud remained pending in the case following the U.S. District Court's 1996 order. On September 28, 2000, the District Court granted defendants' motions for summary judgment declaring plaintiffs claims as time-barred by the statute of limitations and denying class certification. Plaintiffs have appealed the District Court's orders to the Eleventh Circuit Court of Appeals.

         Previous reports have disclosed that in July 1998, a jury in the U.S. District Court in the Middle District of Florida recommended an aggregate total verdict amounting to $21.6 million against Liberty in Hipp v. Liberty National
                                                      ------------------------
Life Insurance Company (Case No. 95-1332-CIV-17A). This case, originally filed
----------------------
in 1995 in the Florida court system, is a collective action under the Fair Labor Standards Act, alleging age discrimination by Liberty in violation of the Age Discrimination in Employment Act and the Florida Civil Rights Act. The plaintiffs, ten present or former Liberty district managers, sought damages for lost wages, loss of future earnings, lost health and retirement benefits and lost raises and expenses. Three of these plaintiffs, Florida residents, also sought compensatory and punitive damages allowable under Florida law. On November 20, 1993, the District Court remitted the $10 million punitive damage portion of the jury verdict to $0, thus reducing the total verdict to $11 million (including an advisory verdict of $3.2 million in front pay awards). Additional revised front pay submissions were made by the plaintiffs to the District Court in December 1998 and Liberty responded thereto in January 1999. On March 11, 1999, the District Court reduced the Hipp verdict to $7 million by
                                                  ----
denying the plaintiffs front pay damages and remitting the punitive damages awarded to the Florida resident plaintiffs to the $100,000 limit allowable under Florida law. Final judgment was entered by the District Court and Liberty filed its appeal with the Circuit Court of Appeals for the Eleventh Circuit on September 27, 1999. Oral arguments in this appeal were presented before the Eleventh Circuit on September 18, 2000.

         As previously reported, on March 15, 1999, Torchmark was named as a defendant in consolidated derivative securities class action litigation involving Vesta Insurance Group, Inc. filed in the U.S. District Court for the Northern District of Alabama (In re Vesta Insurance Group, Inc. Securities
                              --------------------------------------------
Litigation. Master File No. 98-AR-1407-S). The amended consolidated complaint in
----------
this litigation alleges violations of Section 10(b) of the Securities Exchange Act of 1934 by the defendants Vesta, certain present and former Vesta officers and directors, Vesta's former independent public accountants and Torchmark and of Section 20(a) of the Exchange Act by certain former Vesta officers and directors and Torchmark acting as "controlling persons" of Vesta in connection with certain accounting irregularities in Vesta's reported financial results and filed financial statements. Unspecified damages and equitable relief are sought on behalf of a purported class of purchasers of Vesta equity securities between June 2, 1995 and June 29, 1998. No class has yet been certified in this litigation. On October 23, 2000, the District Court denied the defendants' motions to dismiss the consolidated amended class action complaint in this litigation and ordered the defendants to answer the amended class action complaint.

         It has been previously reported that purported class action litigation was filed against Torchmark's subsidiary, American Income Life Insurance Company and certain of its employee benefit plans (Peet v. American Income Life
                                           ----------------------------
Insurance Company, Case No. C 99-2283) on May 18, 1999 in the U.S. District
-----------------
Court for the Northern District of California, which was subsequently transferred to the U.S. District Court for the Western District of Texas. Plaintiffs on behalf of all current and former public relations representatives of American Income asserted that they had been improperly classified as independent contractors rather than employees and thus denied participation in American Income's employee benefit plans. The lawsuit alleged breach of fiduciary duty and wrongful denial of access to plan documents and other information under the Employee Retirement Income Security Act. Declaratory and injunctive relief together with restitution, disgorgement and statutory penalties were sought. On September 12, 2000, the District Court granted the defendants' motions for partial summary judgment and denied plaintiffs' motion for class certification with leave to renew plaintiffs' class certification motion if they provided the Court with information regarding additional benefit plans from which they had been improperly excluded.

         As previously reported, Liberty was served on October 28, 1999 with a subpoena from the Florida Department of Insurance in connection with that Department's investigation into Liberty's sales practices and disclosures in the State of Florida regarding industrial life insurance and low coverage life insurance policies. Liberty has also received similar subpoenas from the Alabama, Georgia, Kentucky, Texas, South Carolina and Minnesota Insurance Departments regarding its industrial life insurance and other low face-amount life insurance policies sold in those states. Specific inquiry is made into the historical use of race-based mortality, a practice discontinued by Liberty many years ago. Liberty has been and continues responding to these subpoenas in a timely fashion. In July 2000, the Florida and Georgia Insurance Departments issued cease and desist orders to all companies reporting premium income from industrial life insurance, including Liberty, stating that, to the extent that any company is currently collecting any race-based insurance premiums from Florida and Georgia residents, respectively, it immediately cease and desist from collecting any premium differential based on the race of the policyholders. On August 22, 2000, the Florida District Court of Appeals issued an order staying the Florida Insurance Department's immediate final cease and desist order, pending appeals to the Florida Supreme Court.

         On December 8, 1999, purported class action litigation was filed against Liberty in the United States District Court for the Northern District of Alabama (Moore v. Liberty National Life Insurance Company, Case No.
         ------------------------------------------------
CV-99-BU-3262-S), on behalf of all African-Americans who have or have had at the time of policy termination an ownership interest in certain life insurance policies ($25,000 face amount or less) marketed by Liberty and certain of its former subsidiaries. The alleged class period covers virtually the entire twentieth century. Plaintiffs allege racial discrimination in Liberty's premium rates in violation of 42 U.S.C. ss. 1981, breach of fiduciary duty in sales and administrative practices, receipt of excessive and unreasonable premium payments by Liberty, improper hiring, supervision, retention and failure to monitor actions of officers, agents and employees, breach of contract in dismantling the debit premium collection system, fraudulent inducement and negligent misrepresentation. Unspecified compensatory and punitive damages are sought together with a declaratory judgment and equitable and/or injunctive relief, including establishment of a constructive trust for the benefit of class members. Defendants filed a motion for judgment on the pleadings or in the alternative for summary judgment on January 27, 2000. On April 7, 2000, the District Court entered an order granting Liberty's motion for judgment on the pleadings and dismissing plaintiffs' claims under 42 U.S.C. ss. 1981 with prejudice as time-barred and dismissing their state law claims without prejudice to re-file in state court if desired. Plaintiffs subsequently filed motions with the District Court to reconsider its April 17, 2000 order and for permission to file an amended complaint adding similar claims under 24 U.S.C. ss. 1982. Liberty opposed this motion. On June 22, 2000, purported class action litigation with allegations comparable to those in the Moore case was filed against Liberty
                                            -----
in the Circuit Court of Jefferson County, Alabama (Baldwin v. Liberty National
                                                   ---------------------------
Life Insurance Company, Case No. CV 00-684). The Baldwin case is currently
----------------------                           -------
stayed pending disposition of the Moore case.
                                  -----

         On July 3, 2000, the District Court issued an order in the Moore case
                                                                    -----
granting in part and denying in part the plaintiffs' motions. The District Court ordered the Moore plaintiffs to file an amended complaint setting forth their
            -----
claims under 28 U.S.C. ss.ss. 1981 and 1982 and, if such claims are timely, any state law claims for breach of contract related to the discontinuance of debit collections, and dismissed with prejudice all remaining state law claims of the plaintiffs as time-barred by the common law rule of repose. On July 14, 2000, plaintiffs filed their amended complaint with the District Court and Liberty filed a motion to alter or amend the District Court's July order or, in the alternative, requested that the District Court certify for purposes of appeal the issue whether the state law doctrine of repose should be applied to and bar plaintiffs' actions under ss.ss. 1981 and 1982. The District Court entered such an order on July 21, 2000 and stayed proceedings in Moore pending resolution of
                                                    -----
Liberty's petition to the U.S. Circuit Court of Appeals for the Eleventh Circuit. Liberty filed a petition on July 30, 2000 with the Eleventh Circuit seeking that Court's permission to appeal the portions of the District Court's July order in Moore granting the plaintiffs the right to file the amended
              -----
complaint. The Eleventh Circuit Court granted Liberty's motion and will consider Liberty's arguments regarding the applicability of the state law of repose to actions under ss.ss.1981 and 1982. Two individual cases with allegations comparable to those in the Moore case were filed against Liberty in September
                           -----
2000 in the Circuit Courts of Shelby and Dallas Counties, Alabama, respectively. Plaintiffs in the Shelby County case dismissed their litigation without prejudice in September 2000 and the Dallas County litigation remains pending.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              (11) Statement re computation of per share earnings
              (27)  Financial Data Schedule


         (b)  Reports on Form 8-K

     A report on form 8-K was filed August 23, 2000 reporting the Carter v.
                                                                  ---------
Liberty National Life Insurance Company litigation.  No financial statements
---------------------------------------
were required to be filed.

                                  SIGNATURES



     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       TORCHMARK CORPORATION



Date:  November 9, 2000                /s/    C. B. Hudson
                                       -------------------------------------
                                       C. B. Hudson, Chairman of the
                                       Board, President, and Chief
                                       Executive Officer



Date:  November 9, 2000                /s/    Gary L. Coleman
                                       -------------------------------------
                                       Gary L. Coleman, Executive Vice
                                       President and Chief Financial Officer
                                       (Chief Accounting Officer)