Form 10-K
period 2000-12-31
TORCHMARK CORP
filed 2001-03-26
CIK 320335

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended                          Commission file number
      December 31, 2000                                      1-8052

                             TORCHMARK CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Delaware                                       63-0780404
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

     2001 Third Ave. South,                                   35233
         Birmingham, AL
(ADDRESS OF PRINCIPAL EXECUTIVE                            (ZIP CODE)
            OFFICES)

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

 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE
                           REGISTRANT $4,382,303,511

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON
                 STOCK, AS OF FEBRUARY 28, 2001: 126,000,676.

                      DOCUMENTS INCORPORATED BY REFERENCE

 PROXY STATEMENT FOR ANNUAL MEETING OF STOCKHOLDERS TO BE HELD APRIL 26, 2001,
                                   PART III

                    INDEX OF EXHIBITS (PAGES 85 through 88)
                     TOTAL NUMBER OF PAGES INCLUDED ARE 95

                                    PART 1

                               Item 1. Business

  Torchmark Corporation ("Torchmark"), an insurance and diversified financial services holding company, was incorporated in Delaware on November 19, 1979, as Liberty National Insurance Holding Company. Through a plan of reorganization effective December 30, 1980, it became the parent company for the businesses operated by Liberty National Life Insurance Company ("Liberty") and Globe Life And Accident Insurance Company ("Globe"). United American Insurance Company ("United American"), Waddell & Reed, Inc. ("Waddell & Reed") and United Investors Life Insurance Company ("UILIC") along with their respective subsidiaries were acquired in 1981. The name Torchmark Corporation was adopted on July 1, 1982. Family Service Life Insurance Company ("Family Service") was purchased in July, 1990, and American Income Life Insurance Company ("American Income") was purchased in November, 1994. Torchmark disposed of Family Service and Waddell & Reed in 1998.

  The following table presents Torchmark's business by primary distribution method:

Primary
Distribution Method   Company                 Products                                Distribution
------------------------------------------------------------------------------------------------------------------
Direct Response       Globe Life And          Individual life and supplemental health Direct response, mail,
                      Accident                insurance including juvenile and        television,magazine;
                      Insurance Company       senior life coverage, Medicare          nationwide.
                      Oklahoma City, OK       Supplement, long-term care.
------------------------------------------------------------------------------------------------------------------
Liberty National      Liberty National Life   Individual life and                     2,032 full-time sales repre-
Exclusive Agency      Insurance Company       supplemental health insurance.          sentatives; 107 district
                      Birmingham, Alabama                                             offices in the Southeastern
                                                                                      U.S.
------------------------------------------------------------------------------------------------------------------
American Income       American Income Life    Individual life and supplemental health 1,352 agents in the U.S.,
Exclusive Agency      Insurance Company       insurance to union and credit           Canada, and New Zealand.
                      Waco, Texas             union members and other
                                              associations.
------------------------------------------------------------------------------------------------------------------
United Investors      United Investors Life   Individual life insurance               2,865 Waddell & Reed
Agency                Insurance Company       and annuities.                          representatives; indepen-
                      Birmingham, Alabama                                             dent agents; 223 offices
                                                                                      nationwide.
------------------------------------------------------------------------------------------------------------------
Military              Liberty National Life   Individual life insurance               Independent Agency
                      Insurance Company                                               through career agents
                      Birmingham, Alabama                                             nationwide.
                      Globe Life And Accident
                      Insurance Company
                      Oklahoma City, Oklahoma
------------------------------------------------------------------------------------------------------------------
United American       United American         Senior life and supplemental health     41,252 independent agents
Independent Agency    Insurance Company       insurance including                     in the U.S., Puerto Rico and
and Exclusive Agency  McKinney, Texas         Medicare Supplement                     Canada; 3,661 exclusive
                                              coverage and long-term care.            agents in 87 branch offices.

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

                                   Insurance

Life Insurance

  Torchmark's insurance subsidiaries write a variety of nonparticipating ordinary life insurance products. These include traditional and interest sensitive whole-life insurance, term life insurance, and other life insurance. The following table presents selected information about Torchmark's life products:

                                           (Amounts in thousands)
                                 Annualized                    Annualized
                               Premium Issued               Premium in Force
                         -------------------------- --------------------------------
                           2000     1999     1998      2000       1999       1998
                         -------- -------- -------- ---------- ---------- ----------
Whole life:
 Traditional............ $133,413 $119,799 $115,154 $  652,195 $  612,964 $  575,888
 Interest-sensitive.....   13,907   18,348   17,131    160,865    168,805    162,046
Term....................  139,990  115,592  108,469    368,045    330,533    306,785
Other...................    3,433    3,468    3,713     19,039     18,307     17,928
                         -------- -------- -------- ---------- ---------- ----------
                         $290,743 $257,207 $244,467 $1,200,144 $1,130,609 $1,062,647
                         ======== ======== ======== ========== ========== ==========

  The distribution methods for life insurance products include sales by direct response, exclusive agents and independent agents. These methods are discussed in more depth under the heading Marketing. The following table presents life annualized premium issued by distribution method:

                                       (Amounts in thousands)
                             Annualized                    Annualized
                           Premium Issued               Premium in Force
                     -------------------------- --------------------------------
                       2000     1999     1998      2000       1999       1998
                     -------- -------- -------- ---------- ---------- ----------
Direct response....  $112,918 $ 96,091 $ 93,500 $  306,162 $  283,406 $  260,320
Exclusive Agents:
 Liberty National..    53,608   51,467   45,532    312,173    307,495    298,082
 American Income...    56,560   54,045   53,576    245,433    231,490    216,291
 United American...     4,730    5,315    5,481     21,362     21,800     21,390
Independent Agents:
 United American...    25,708   13,319    9,401     53,269     43,394     41,078
 Other.............    37,219   36,970   36,977    261,745    243,024    225,486
                     -------- -------- -------- ---------- ---------- ----------
                     $290,743 $257,207 $244,467 $1,200,144 $1,130,609 $1,062,647
                     ======== ======== ======== ========== ========== ==========

  Permanent insurance products sold by Torchmark insurance subsidiaries build cash values which are available to policyholders. Policyholders may borrow such funds using the policies as collateral. The aggregate value of policy loans outstanding at December 31, 2000 was $255 million and the average interest rate earned on these loans was 6.8% in 2000. Interest income earned on policy loans was $17.0 million in 2000, $16.3 million in 1999, and $15.3 million in 1998.

  The availability of cash values contributes to voluntary policy terminations by policyholders through surrenders. Life insurance products may be terminated or surrendered at the election of the insured at any time, generally for the full cash value specified in the policy. Specific surrender procedures vary with the type of policy. For certain policies this cash value is based upon a fund less a surrender charge which decreases with the length of time the policy has been in force. This surrender charge is either based upon a percentage of the fund or a charge per $1,000 of face amount of insurance. The schedule of charges may vary by plan of insurance and, for some plans, by age of the insured at issue. The ratio of aggregate face amount voluntary terminations to the mean amount of life insurance in force was 17.8% in 2000, 17.0% in 1999, and 17.0% in 1998.

  The following table presents an analysis of changes to the Torchmark subsidiaries' life insurance business in force:

                                                (Amounts in thousands)
                                  2000                    1999                    1998
                         ----------------------  ----------------------  ----------------------
                         Number of  Amount of    Number of  Amount of    Number of  Amount of
                         policies   Insurance    policies   Insurance    policies   Insurance
                         --------- ------------  --------- ------------  --------- ------------
In force at January 1,..   9,654   $101,846,461    9,622   $ 96,339,059    9,630   $ 91,869,995
New issues..............   1,292     25,754,400    1,332     22,846,100    1,452     21,448,243
Other increases.........     -0-         69,187      -0-        105,271        1         75,849
Death benefits..........    (114)      (355,728)    (105)      (327,733)    (107)      (323,393)
Lapses..................    (994)   (17,175,351)  (1,023)   (15,352,225)  (1,006)   (14,589,649)
Surrenders..............    (141)    (1,568,313)    (145)    (1,505,248)    (151)    (1,438,085)
Other decreases.........     (26)      (251,666)     (27)      (258,763)    (197)      (703,901)
                           -----   ------------   ------   ------------   ------   ------------
In force at December
 31,....................   9,671   $108,318,990    9,654   $101,846,461    9,622   $ 96,339,059
                           =====   ============   ======   ============   ======   ============
Average policy size (in
 dollar amounts):
 Direct response--
  Juvenile..............           $      6,766            $      6,690            $      6,688
 Other..................                 12,985                  12,146                  11,411

Health insurance

  Torchmark insurance subsidiaries offer supplemental health insurance products. These are generally classified as (1) Medicare Supplement, (2) cancer and (3) other health policies.

  Medicare Supplement policies are offered on both an individual and group basis through exclusive and independent agents, and direct response. These guaranteed renewable policies provide reimbursement for certain expenses not covered by the federal Medicare program. One popular feature is an automatic claim filing system for Medicare Part B benefits whereby policyholders do not have to file most claims because they are paid from claim records sent electronically directly to the Torchmark insurers by Medicare.

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

  The following table presents supplemental health annualized premium for the three years ended December 31, 2000 by marketing method:

                                        (Amounts in thousands)
                                Annualized                  Annualized
                              Premium Issued             Premium in Force
                        -------------------------- ----------------------------
                          2000     1999     1998      2000      1999     1998
                        -------- -------- -------- ---------- -------- --------
Direct response........   $3,572 $  4,323 $  3,884    $16,167 $ 12,785 $  9,617
Exclusive agents:
 Liberty National......   10,081    9,859   11,124    163,387  149,447  143,668
 American Income.......    8,615    8,039    9,138     47,659   46,691   44,300
 United American.......  145,089  102,583   64,245    310,526  231,034  172,927
Independent agents:
 United American.......   85,115   68,022   50,508    466,560  444,401  426,351
                        -------- -------- -------- ---------- -------- --------
                        $252,472 $192,826 $138,899 $1,004,299 $884,358 $796,863
                        ======== ======== ======== ========== ======== ========

  The following table presents supplemental health annualized premium information for the three years ended December 31, 2000 by product category:

                                         (Amounts in thousands)

                                 Annualized                  Annualized
                               Premium Issued             Premium in Force
                         -------------------------- ----------------------------
                           2000     1999     1998      2000      1999     1998
                         -------- -------- -------- ---------- -------- --------
Medicare Supplement..... $201,396 $152,518 $102,421   $728,918 $630,915 $553,737
Cancer..................   10,073   10,637   10,248    169,013  153,777  144,900
Other health related
 policies...............   41,003   29,671   26,230    106,368   99,666   98,226
                         -------- -------- -------- ---------- -------- --------
                         $252,472 $192,826 $138,899 $1,004,299 $884,358 $796,863
                         ======== ======== ======== ========== ======== ========

  The number of individual health policies in force were 1.64 million, 1.58 million, and 1.59 million at December 31, 2000, 1999, and 1998, respectively.

Annuities

  Annuity products offered by Torchmark insurance subsidiaries include single-premium deferred annuities, flexible-premium deferred annuities, and variable annuities. Single-premium and flexible-premium products are fixed annuities where a portion of the interest credited is guaranteed. Additional interest may be credited on certain contracts. Variable annuity policyholders may select from a variety of mutual funds which offer different degrees of risk and return. The ultimate benefit on a variable annuity results from the account performance. The following table presents Torchmark subsidiaries' annuity collections and deposit balances by product type excluding Family
Service:

                             (Amounts in thousands)
                                  Collections           (Amounts in millions)
                               For the year ended          Deposit Balance
                                  December 31,             At December 31,
                           -------------------------- --------------------------
                             2000     1999     1998     2000     1999     1998
                           -------- -------- -------- -------- -------- --------
Fixed annuities........... $ 41,617 $ 71,696 $ 64,687 $  661.6 $  677.5 $  647.3
Variable annuities........  608,251  392,769  299,005  3,583.6  3,274.9  2,343.5
                           -------- -------- -------- -------- -------- --------
                           $649,868 $464,465 $363,692 $4,245.2 $3,952.4 $2,990.8
                           ======== ======== ======== ======== ======== ========

Investments

  The nature, quality, and percentage mix of insurance company investments are regulated by state laws that generally permit investments in qualified municipal, state, and federal government obligations, corporate bonds, preferred and common stock, real estate, and mortgages where the value of the underlying real estate exceeds the amount of the loan. The investments of Torchmark insurance subsidiaries consist predominantly of high-quality, investment-grade securities. Fixed maturities represented 92% of total investments at December 31, 2000. Approximately 6% of fixed maturity investments were securities guaranteed by the United States government or its agencies or investments that were collateralized by U.S. government securities. Most of these investments were in GNMA securities that are backed by the full faith and credit of the United States government. The remainder of these government investments were U.S. Treasuries, agency securities or collateralized mortgage obligations ("CMO's") that are fully backed by GNMA's. (See Note 3--Investments in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis.)

  The following table presents the market value of fixed maturity investments at December 31, 2000 on the basis of ratings as determined primarily by Standard & Poor's Corporation. The lower of Moody's Investors Services' or Standard & Poor's bond ratings are used when the two differ. Ratings of BBB and higher (or their equivalent) are considered investment grade by the rating services.

                                                               Amount
                             Rating                        (in thousands)   %
                             ------                        -------------- -----
       AAA................................................   $  827,606    13.9%
       AA.................................................      495,204     8.3
       A..................................................    2,901,272    48.8
       BBB................................................    1,379,001    23.2
       BB.................................................      220,741     3.7
       B..................................................       50,512     0.8
       Less than B........................................          381     0.0
       Not rated..........................................       74,798     1.3
                                                             ----------   -----
                                                             $5,949,515   100.0%
                                                             ==========   =====

  The following table presents the market value of fixed maturity investments of Torchmark's insurance subsidiaries at December 31, 2000 on the basis of ratings as determined by the National Association of Insurance Commissioners ("NAIC"). Categories one and two are considered investment grade by the NAIC.

                                        Amount
                    Rating          (in thousands)   %
            ----------------------  -------------- -----
            1. Highest quality*...    $4,372,772    73.9%
            2. High quality.......     1,265,858    21.4
            3. Medium quality.....       190,804     3.2
            4. Low quality........        61,858     1.0
            5. Lower quality......        28,781     0.5
            6. In or near default.            29     0.0
                                      ----------   -----
                                      $5,920,102   100.0%
                                      ==========   =====

* Includes $345 million of exempt securities or 5.8% of the portfolio. Exempt securities are exempt for valuation reserve purposes, and consist of U.S. Government guaranteed securities.

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

Marketing

  Torchmark insurance subsidiaries are licensed to sell insurance in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands, Guam, New Zealand and Canada. Distribution is through direct response, independent and exclusive agents. The number of independent and exclusive agents below are presented as of December 31, 2000.

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

  Exclusive Agents. Liberty National's 2,032 agents sell life and health insurance, primarily in the seven state area of Alabama, Florida, Georgia, Tennessee, Mississippi, South Carolina, and North Carolina. These agents are employees of Liberty and are primarily compensated by commissions based on sales. During the past several years this operation has emphasized bank draft and direct bill collection of premium rather than agent collection, because of the resulting lower cost and improved persistency. Agent collected sales were discontinued in 1996.

  Through the American Income Agency, individual life and fixed-benefit accident and health insurance are sold through approximately 1,352 exclusive agents who target moderate income wage earners through the cooperation of labor unions, credit unions, and other associations. These agents are authorized to use the "union label" because this sales force is represented by organized labor.

  The United American Exclusive Agency specializes in the sale of Medicare Supplement and other life and health products for the over-age 50 market through 3,661 agents in 87 branch offices throughout the United States. This agency is Torchmark's fastest growing agency-based distribution unit.

  The Waddell & Reed sales force, consisting of 2,865 sales representatives, markets United Investors Life insurance products, fixed annuities, and variable annuities.

  Independent Agents. Torchmark insurance companies offer a variety of life and health insurance policies through 41,252 independent agents, brokers, and licensed sales representatives. Torchmark is not committed or obligated in any way to accept a fixed portion of the business submitted by any independent agent. All policy applications, both new and renewal, are subject to approval and acceptance by Torchmark. Torchmark is not dependent on any single agent or any small group of independent agents, the loss of which would have a materially adverse effect on insurance sales.

  Torchmark subsidiaries distribute life insurance through a nationwide independent agency whose sales force is comprised of former commissioned and noncommissioned military officers who sell exclusively to commissioned and noncommissioned military officers and their families.

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

  Liberty, Globe, United American, American Income, and UILIC have ratings of AA by Standard & Poor's Corporation. This AA rating is assigned by Standard & Poor's Corporation to those companies who offer excellent financial security on an absolute and relative basis and whose capacity to meet policyholders obligations is overwhelming under a variety of economic and underwriting conditions.

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

  Generally, Torchmark companies operate at lower administrative expense levels than their peer companies, allowing Torchmark to have competitive rates while maintaining underwriting margins. In the case of Medicare Supplement business, having low expense levels is necessary in order to meet federally mandated loss ratios and achieve the desired underwriting margins. Torchmark's years of experience in the direct response business are a valuable asset in implementing direct response marketing operations.

                                  Regulation

  Insurance. Insurance companies are subject to regulation and supervision in the states in which they do business. The laws of the various states establish agencies with broad administrative and supervisory powers which include, among other things, granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, approving certain premium rates, setting minimum reserve and loss ratio requirements, determining the form and content of required financial statements, and prescribing the type and amount of investments permitted. Insurance companies can also be required under the solvency or guaranty laws of most states in which they do business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. They are also required to file detailed annual reports with supervisory agencies, and records of their business are subject to examination at any time. Under the rules of the NAIC, insurance companies are examined periodically by one or more of the supervisory agencies. The most recent examinations of Torchmark's insurance subsidiaries were: American Income, as of December 31, 1995; Globe, as of December 31, 1997; Liberty, as of December 31, 1996; United American, as of December 31, 1996; and UILIC, as of December 31, 1996.

  NAIC Ratios. The NAIC developed the Insurance Regulatory Information System ("IRIS"), which is intended to assist state insurance regulators in monitoring the financial condition of insurance companies. IRIS identifies twelve insurance industry ratios from the statutory financial statements of insurance companies, which are based on regulatory accounting principles and are not based on generally accepted accounting principles ("GAAP"). IRIS specifies a standard or "usual value" range for each ratio, and a company's variation from this range may be either favorable or unfavorable. The following table presents the IRIS ratios as determined by the NAIC for Torchmark's five largest insurance subsidiaries, which varied unfavorably from the "usual value" range for the years 1999 and 1998.

                                                               Usual   Reported
 Company                             Ratio Name                Range    Value
---------                ----------------------------------- --------- --------
1999:
 American Income         Net change in Capital and Surplus   50 to -10   114
                         Gross change in Capital and Surplus 50 to -10   114
1998:
 American Income         Nonadmitted to Admitted Assets      0 to 10      10
 Globe Life and Accident Net change in Capital and Surplus   50 to -10   -10
                         Gross change in Capital and Surplus 50 to -10    60

Explanation of Ratios:

  Nonadmitted Assets to Admitted Assets--This ratio measures the degree to which a company has acquired assets which cannot be carried on its statutory balance sheet. American Income's ratio of 10% in 1998 was due to a large amount of agent balances that arose from commissions that are advanced to agents when a policy is submitted. Due to the growth of American Income's business, these advances have grown and caused a variance in this particular ratio. Agents balances due to American Income are recognized as assets in Torchmark's consolidated financial statements. A significant amount of these balances was sold to an unaffiliated financial institution in 1999.

  Change in Capital and Surplus--These ratios, calculated on both a gross and net basis, are a measure of improvement or deterioration in a company's financial position during the year. The NAIC considers ratios less than or equal to minus 10% and greater than or equal to 50% to be unusual. Globe's ratio of 60% in 1998 was caused by the establishment of American Income as a subsidiary of Globe. Previously, American Income was a direct subsidiary of Torchmark. American Income's ratio of 114 in 1999 was caused by the sale in that year of its agents' balances to an unaffiliated financial institution. These transactions did not affect the consolidated equity of Torchmark at December 31, 1998 or December 31, 1999. Also, these transactions did not affect Globe's or American Income's ability to conduct business.

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

                                   Personnel

  At the end of 2000, Torchmark had 1,957 employees and 2,501 licensed employees under sales contracts. Additionally, approximately 52,000 independent and exclusive agents and brokers, who were not employees of Torchmark, were associated with Torchmark's marketing efforts.

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

  During 1999, Torchmark sold the majority of its investment real estate holdings for total consideration of $123 million. These sold investments included its TMK Income Properties limited partnership and its joint venture investment in Liberty Park, a planned community in Birmingham, Alabama. As of December 31, 2000, Torchmark retained $15 million of investment real estate, which included $7 million of properties that were partially occupied by Torchmark subsidiaries and $7 million of undeveloped land in Liberty Park.

                  Information Technology Computing Equipment

  Torchmark and its primary subsidiaries have significant information technology capabilities at their disposal. The corporation uses centralized mainframe computer systems, a corporate wide-area network, company-specific local-area networks, workstations, and personal computers to meet its ongoing information processing requirements. Torchmark and its primary subsidiaries also use data communications hardware and software to support their remote data communications networks, intranets, and internet-related telecommunications capabilities.

  Torchmark's computer hardware, data communications equipment, and associated software programs are managed by the corporation's information technology staff. All of the corporation's computer hardware and software support, information processing schedules, and computer-readable data-management requirements are met through company-specific policies and procedures. These company-specific policies and procedures also provide for the off-site storage and retention of backup computer software, financial, and business data files.

                           Item 3. Legal Proceedings

  Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a defendant. In 1999, Alabama enacted legislation limiting punitive damages in non-physical injury cases to the greater of $500,000 or three times compensatory damages. Since this legislation has not undergone scrutiny by appellate courts regarding its constitutionality and a jury's discretion regarding the amount of compensatory damages (including mental anguish) awarded in any given case is not precisely defined, the effect of this legislation on Torchmark's litigation remains unclear. Bespeaking caution is the fact that the likelihood or extent of a punitive damage award in any given case is currently impossible to predict. As of December 31, 2000, Liberty was a party to approximately 80 active lawsuits (including 10 employment related cases and excluding interpleaders and stayed cases), 71 of which were Alabama proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

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

  As previously reported, Dismukes v. Torchmark Corporation (Case No. CV-94-1006-P-M), which was filed on December 30, 1994 in the U.S. District Court for the Northern District of Alabama, was the only remaining purported class action litigation brought by Torchmark shareholders alleging untimely and inadequate disclosure of material contingent liabilities arising out of insurance policy litigation involving Liberty. The U.S. District Court entered an order granting partial summary judgment on behalf of the defendants on April 16, 1996. Claims for damages based on Section 10b-5 of the Securities Exchange Act, on state securities laws and for common law fraud remained pending in the case following the U.S. District Court's 1996 order. On September 28, 2000, the District Court granted defendants' motions for summary judgment declaring plaintiffs' claims as time-barred by the statute of limitations and denying class certification. Plaintiffs appealed the District Court's orders to the Eleventh Circuit Court of Appeals. On December 19, 2000, the Dismukes case was settled on an individual basis and the plaintiffs' appeal was dismissed.

  As previously reported, Torchmark, its insurance subsidiaries Globe and United American, and certain Torchmark officers were named as defendants in purported class action litigation filed in the District Court of Oklahoma City, Oklahoma (Moore v. Torchmark Corporation, Case No. CJ-94-2784-65, subsequently amended and restyled Tabor v. Torchmark Corporation). This suit claims damages on behalf of individual health policyholders who are alleged to have been induced to terminate such policies and to purchase Medicare Supplement and/or other insurance coverages. On February 6, 1998, the defendants renewed their motion to dismiss the class claims for failure to prosecute. The District Court, in an order dated April 2, 1998, allowed bifurcation of Tabor into Medicare Supplement policy claims and non-Medicare Supplement policy claims. The non-Medicare Supplement claims were stayed pending disposition of a related case involving the same plaintiffs filed in Mississippi while discovery was allowed to proceed on plaintiff's motion to certify a class of Medicare Supplement policyholders' claims. On August 23, 2000, the non-Medicare Supplement claims were dismissed with prejudice. Plaintiff's motion to certify a class of Medicare Supplement policyholders' claims remains pending.

  On August 25, 1995, a purported class action was filed against Torchmark, Globe, United American and certain officers of these companies in the United States District Court for the Western District of Missouri on behalf of all former agents of Globe (Smith v. Torchmark Corporation, Case No. :95-3304-CV-S-4). This action alleges that the defendants breached independent agent contracts with the plaintiffs by treating them as captive agents and engaged in a pattern of racketeering activity wrongfully denying income and renewal commissions to the agents, restricting insurance sales, mandating the purchase of worthless leads, terminating agents without cause and inducing the execution of independent agent contracts based on misrepresentations of fact. Monetary damages in an unspecified amount were sought. A plaintiff class was certified by the District Court on February 26, 1996, although the certification did not go to the merit of the allegations in the complaint. On December 31, 1996, the plaintiffs filed an amended complaint in Smith to allege violations of various provisions of the Employment Retirement Income Security Act of 1974. Extensive discovery was then conducted. In October 1998, defendants filed a motion to decertify the presently defined class in Smith. On March 23, 1999, the District Court granted defendants' motion to decertify the Smith class in part and decertified all but the ERISA claims of a more narrowly defined Smith class. In May 1999, the defendants filed motions to dismiss the claims certified by the Court's March 23, 1999 order. On December 14, 1999, the District Court granted defendants' motion for summary judgment. That Court denied a motion for reconsideration on January 21, 2000. Defendants filed a motion for summary judgment on the remaining individual claims in the Smith case on May 1, 2000 and this motion was granted by the District Court on January 4, 2001. The plaintiffs filed a notice of appeal shortly thereafter, which defendants have moved to dismiss as premature.

  Torchmark has previously reported the filing of purported class action litigation on January 2, 1996 against Torchmark, Torch Energy Advisors Incorporated, and certain Torch Energy subsidiaries and affiliated limited partnerships in the Circuit Court of Pickens County, Alabama (Pearson v. Torchmark Corporation, Case No. CV-95-140). The plaintiff alleged improper payment of royalties and overriding royalties on coalbed methane gas produced and sold from wells in Robinson's Bend Coal Degasification Field, sought certification of a class and claimed unspecified compensatory and punitive damages on behalf of such class. On April 11, 1996, Torchmark's motion to change venue was granted and the case was transferred to the Circuit Court of Tuscaloosa County, Alabama. Torchmark filed a motion to dismiss, which remained pending while discovery proceeded. On February 10, 1999, the plaintiffs filed a request for a class certification hearing and to set a trial date for the Pearson case. After extensive negotiations, a tentative settlement was reached by the parties. On January 8, 2001 the Circuit Court held a settlement and fairness hearing on the stipulation and agreement of compromise and settlement executed by counsel for all parties. The Circuit Court approved this settlement and entered an order and final judgment of dismissal with prejudice on January 10, 2001. The settlement fund of $6 million, to which Torchmark contributed pursuant to a litigation indemnity given at the time of its 1996 sale of Torch Energy, was distributed in March 2001.

  It has been previously reported that purported class action litigation was filed against Torchmark's subsidiary, American Income Life Insurance Company and certain of its employee benefit plans (Peet, et al. v. American Income Life Insurance Company, et al., Case No. C-99-2283) on May 18, 1999 in the U.S. District Court for the Northern District of California, which was subsequently transferred to the U.S. District Court for the Western District of Texas. Plaintiffs, individually and on behalf of all current and former public relations representatives of American Income, asserted that they had been improperly classified as independent contractors rather than employees and thus denied participation in certain of American Income's employee benefit plans. The lawsuit alleged breach of fiduciary duty and wrongful denial of access to plan documents and other information under the Employee Retirement Income Security Act. Declaratory and injunctive relief together with restitution, disgorgement and statutory penalties were sought. On September 12, 2000, the District Court granted the defendants' motions for partial summary judgment and denied plaintiffs' motion for class certification with leave to renew plaintiffs' class certification motion if they provided the Court with information regarding additional benefit plans from which they had been improperly excluded. Subsequently, in September 2000, plaintiffs submitted additional information to the Court alleging additional benefit plans from which plaintiffs had allegedly been improperly excluded, and plaintiffs also filed a motion for reconsideration of the order granting defendants' motion for summary judgment with respect to American Income's defined benefit plan.

  As previously reported, Liberty was served on October 28, 1999 with a subpoena from the Florida Department of Insurance in connection with that Department's investigation into Liberty's sales practices and disclosures in the State of Florida regarding industrial life insurance and low coverage life insurance policies. Liberty has also received similar subpoenas from the Alabama, Georgia, Kentucky, Texas, South Carolina and Minnesota Insurance Departments regarding its industrial life insurance and other low face-amount life insurance policies sold in those states. Specific inquiry is made into the historical use of race-based mortality, a practice discontinued by Liberty many years ago. Liberty has been and continues responding to these subpoenas in a timely fashion. In July 2000, the Florida and Georgia Insurance Departments issued cease and desist orders to all companies reporting premium income from industrial life insurance, including Liberty, stating that, to the extent that any company is currently collecting any race-based insurance premiums from Florida and Georgia residents, respectively, it immediately cease and desist from collecting any premium differential based on the race of the policyholders. On August 22, 2000, the Florida First District Court of Appeal issued an order staying the Florida Insurance Department's immediate final cease and desist order. At present, Liberty, as an Alabama domestic company, is being examined by representatives of the Alabama Department of Insurance with regard to issues parallel to those raised by the State of Florida.

  On December 8, 1999, purported class action litigation was filed against Liberty in the United States District Court for the Northern District of Alabama (Moore v. Liberty National Life Insurance Company, Case No. CV-99-BU-3262-S), on behalf of all African-Americans who have or have had at the time of policy termination an ownership interest in certain life insurance policies ($25,000 face amount or less) marketed by Liberty and certain of its former subsidiaries. The alleged class period covers virtually the entire twentieth century. Plaintiffs allege racial discrimination in Liberty's premium rates in violation of 42 U.S.C. (S) 1981, breach of fiduciary duty in sales and administrative practices, receipt of excessive and unreasonable premium payments by Liberty, improper hiring, supervision, retention and failure to monitor actions of officers, agents and employees, breach of contract in dismantling the debit premium collection system, fraudulent inducement and negligent misrepresentation. Unspecified compensatory and punitive damages are sought together with a declaratory judgment and equitable and/or injunctive relief, including establishment of a constructive trust for the benefit of class members. Defendants filed a motion for judgment on the pleadings or in the alternative for summary judgment on January 27, 2000. On April 7, 2000, the District Court entered an order granting Liberty's motion for judgment on the pleadings and dismissing plaintiffs' claims under 42 U.S.C. (S) 1981 with prejudice as time-barred and dismissing their state law claims without prejudice to re-file in state court if desired. Plaintiffs subsequently filed motions with the District Court to reconsider its April 17, 2000 order and for permission to file an amended complaint adding similar claims under 24 U.S.C.
(S) 1982. Liberty opposed this motion. On June 22, 2000, purported class action litigation with allegations comparable to those in the Moore case was filed against Liberty in the Circuit Court of Jefferson County, Alabama (Baldwin v. Liberty National Life Insurance Company, Case No. CV-00-684). The Baldwin case is currently stayed pending disposition of the Moore case.

  On July 3, 2000, the District Court issued an order in the Moore case granting in part and denying in part the plaintiffs' motions. The District Court ordered the Moore plaintiffs to file an amended complaint setting forth their claims under 28 U.S.C. (S)(S) 1981 and 1982 and, if such claims are timely, any state law claims for breach of contract related to the discontinuance of debit collections, and dismissed with prejudice all remaining state law claims of the plaintiffs as time-barred by the common law rule of repose. On July 14, 2000, plaintiffs filed their amended complaint with the District Court and Liberty filed a motion to alter or amend the District Court's July order or, in the alternative, requested that the District Court certify for purposes of appeal the issue whether the state law doctrine of repose should be applied to and bar plaintiffs' actions under
(S)(S) 1981 and 1982. The District Court entered such an order on July 21, 2000 and stayed proceedings in Moore pending resolution of Liberty's petition to the U.S. Circuit Court of Appeals for the Eleventh Circuit. Liberty filed a petition on July 30, 2000 with the Eleventh Circuit seeking that Court's permission to appeal the portions of the District Court's July order in Moore granting the plaintiffs the right to file the amended complaint. The Eleventh Circuit Court granted Liberty's motion and will consider Liberty's arguments regarding the applicability of the state law of repose to actions under

(S)(S) 1981 and 1982. Five individual cases with similar allegations to those in the Moore case have been filed against Liberty in various Circuit Courts in the State of Alabama. In the earliest filed of these individual state court actions, Walter Moore v. Liberty National Life Insurance Company (Circuit Court of Dallas County, Alabama, CV-00-306) the Court has entered an order granting summary judgment in favor of Liberty based upon the doctrine of repose.

  It has been previously reported that on August 18, 2000, a jury in Barbour County, Alabama Circuit Court returned a verdict of $100,000 compensatory damages and $3.5 million in punitive damages against Torchmark's subsidiary, Liberty in Carter v. Liberty National Life Insurance Company (Civil Action No. CV-99-026). An individual lawsuit filed in March 1999, the Carter case involved allegations of fraud, misrepresentation, suppression and negligent/wanton agent hiring, training and supervision practices by Liberty in connection with the sale of an interest-sensitive life insurance policy. The plaintiff had asserted that the policy had been purchased based upon agent representations that it would become paid-up or self sustaining after a specified number of years. Liberty pursued available motions for post trial relief in this case and on February 15, 2001, the Circuit Court reduced the Carter verdict to $100,000 compensatory damages and $700,000 in punitive damages. Liberty will pursue additional appellate relief in the Carter case.

          Item 4. Submission of Matters to a Vote of Security Holders

  No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2000.

                                    PART II

   Item 5. Market for the Registrant's Common Stock and Related Stockholder
                                    Matters

  The principal market in which Torchmark's common stock is traded is the New York Stock Exchange. There were 5,991 shareholders of record on December 31, 2000, excluding shareholder accounts held in nominee form. Information concerning restrictions on the ability of Torchmark's subsidiaries to transfer funds to Torchmark in the form of cash dividends is set forth in Note 16-- Shareholders' Equity in the Notes to the Consolidated Financial Statements. The market prices and cash dividends paid by calendar quarter for the past two years are as follows:

                                       2000
                                   Market Price
                                   ------------
                                                                                       Dividends
         Quarter               High                         Low                        Per Share
         -------             --------                     --------                     ---------
            1                $28.9375                     $18.7500                      $ .0900
            2                 28.7500                      21.6250                        .0900
            3                 29.5625                      24.0625                        .0900
            4                 41.1875                      27.0625                        .0900

Year-end closing
price.................$38.4375

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

Year-end closing
price.................$29.0625

Item 6. Selected Financial Data

  The following information should be read in conjunction with Torchmark's Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:

          (Amounts in thousands except per share and percentage data)

                             2000         1999         1998           1997         1996
Year ended December 31,   -----------  -----------  -----------    -----------  ----------
Premium revenue:
 Life...................   $1,082,125  $ 1,018,301  $   959,766    $   909,992  $  854,897
 Health.................      911,156      824,816      759,910        739,485     732,618
 Other .................       52,929       40,969       33,954         28,527      22,404
  Total.................    2,046,210    1,884,086    1,753,630      1,678,004   1,609,919
Net investment income...      472,426      447,337      459,558        429,116     399,551
Realized investment
 gains (losses).........       (5,322)    (110,971)     (57,637)       (36,979)      5,830
Total revenue...........    2,515,894    2,226,895    2,157,876      2,071,103   2,016,416
Net operating income(1).      365,292      341,167      324,315        273,730     240,637
Net income from
 continuing operations..      361,833      258,930      255,776        260,429     252,815
Net income..............      362,035      273,956      244,441        337,743     311,372
Annualized premium
 issued:
 Life...................      290,743      257,207      244,467        230,379     214,741
 Health.................      252,472      192,826      138,899        106,853     100,981
  Total.................      543,215      450,033      383,366        337,232     315,722
Per common share:
 Basic earnings:
  Net operating
   income(1)............         2.85         2.56         2.32           1.97        1.69
  Net income from
   continuing
   operations...........         2.83         1.95         1.83           1.87        1.78
  Net income............         2.83         2.06         1.75           2.43        2.19
 Diluted earnings:
  Net operating
   income(1)............         2.85         2.55         2.29           1.94        1.67
  Net income from
   continuing
   operations...........         2.82         1.93         1.81           1.84        1.76
  Net income............         2.82         2.04         1.73           2.39        2.17

 Cash dividends paid....         0.36         0.36         0.58           0.59        0.58
Return on average common
 equity, excluding
 effect of SFAS 115,
 Vesta earnings,
 discontinued
 operations, and
 nonrecurring charge....         16.3%        16.2%        15.1%          18.2%       18.4%
Basic average shares
 outstanding............      128,089      133,197      139,999        139,202     142,460
Diluted average shares
 outstanding............      128,353      133,986      141,352        141,431     143,783
-------------------------------------------------------------------------------------------
                             2000         1999         1998           1997         1996
As of December 31,        -----------  -----------  -----------    -----------  ----------
Cash and invested
 assets.................  $ 6,506,292  $ 6,202,251  $ 6,417,511    $ 6,473,096  $5,863,163
Total assets............   12,962,558   12,131,664   11,249,028     11,127,648   9,893,964
Short-term debt.........      329,148      418,394      355,392        347,152      40,910
Long-term debt..........      365,989      371,555      383,422        564,298     791,880
Shareholders' equity....    2,202,360    1,993,337    2,259,528      1,932,736   1,629,343
 Per common share ......        17.43        15.10        16.51          13.80       11.69
 Per common share
  excluding effect of
  SFAS 115..............        18.53        16.32        15.43          12.90       11.42
Annualized premium in
 force:
 Life...................    1,200,145    1,130,609    1,062,647(2)   1,007,379     946,525
 Health.................    1,004,298      884,358      796,863        762,052     748,153
  Total.................    2,204,443    2,014,967    1,859,510(2)   1,769,431   1,694,678
-------------------------------------------------------------------------------------------

(1) Net income from continuing operations, excluding realized investment gains (losses), the related adjustment to deferred acquisition costs, equity in Vesta earnings for periods prior to 1999, a one-time gain on the sale of equipment, and the nonrecurring charge.
(2) Annualized life premium in force excludes $5.3 million representing the Family Service business sold in 1998.

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

    3) Increased pricing competition;

    4) Adverse levels of mortality, morbidity, and utilization of healthcare services relative to Torchmark's assumptions;

    5) The inability of Torchmark to obtain timely and appropriate premium rate increases for health insurance;

    6) Interest rate changes that adversely affect product sales and/or investment portfolio yield;

    7) Adverse litigation results;

    8) The inability of Torchmark to achieve the anticipated levels of administrative and operational efficiencies;

    9) The customer response to new products and marketing initiatives; and

    10) Financial markets trends that adversely affect sales of Torchmark's market-sensitive products.

Readers are also directed to consider other risks and uncertainties described in other documents filed by Torchmark with the Securities and Exchange Commission.

  The following discussion should be read in conjunction with the Selected Financial Data and Torchmark's Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

                             RESULTS OF OPERATIONS

  The following is a discussion of Torchmark's operations for the three years ended December 31, 2000. In the analysis and comparison of Torchmark's operating results for 1999 and 2000 with 1998, two divestitures that occurred in 1998 should be taken into account:

  a) the divestiture of Waddell & Reed

  b) the sale of Family Service

  Divestiture of Waddell & Reed. In March, 1998, Waddell & Reed, Torchmark's asset management subsidiary, completed an initial public offering of approximately 24 million shares of its common stock. The offering represented approximately 36% of Waddell & Reed's shares. Net proceeds from the offering were approximately $516 million after underwriters' fees and expenses. Waddell & Reed used $481 million of the proceeds to repay existing notes owed to Torchmark and other Torchmark subsidiaries and retained the remaining $35 million. Torchmark's $481 million proceeds from the note repayments were invested or used to pay down debt. (See the discussion on Investments on page 29, Liquidity on page 33, and Capital Resources on page 33 of this report.) The initial public offering resulted in a $426 million gain which was added to Torchmark's additional paid-in capital. Torchmark retained the remaining 64% of the Waddell & Reed stock.

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

  Sale of Family Service. On June 1, 1998, Torchmark sold Family Service, a preneed funeral insurer, to an unaffiliated insurance carrier. Consideration for the sale was $140 million in cash. Torchmark recorded a pretax realized loss on the sale of approximately $14 million, but incurred a tax expense on the transaction of $9 million for a total after-tax loss of $23 million. In connection with the sale, Torchmark agreed to continue to service the policies in force of Family Service for five years from the sale date for a fee of $2 million per year plus certain variable processing costs. Through May, 1998, Family Service contributed $25 million in revenues and $5.8 million in pretax income. Invested assets were $778 million and total assets were $828 million at the date of the sale.

  Summary of Operating Results. Torchmark's management computes a classification of income called "net operating income." Torchmark's management focuses on net operating income in evaluating the operating performance of the company. It differs from net income as reported in the financial statements in that it excludes unusual and nonrecurring income or loss items and nonoperating items which distort operating trends. It also excludes discontinued operations.

  The following items were excluded from net income as reported in Torchmark's financial statements in order to compute net operating income:

  1) Realized investment gains and losses and the related adjustment to deferred acquisition costs, net of tax;

  2) Net income or loss from the discontinued operations of Waddell & Reed, including the $54 million nonrecurring expenses of the spin-off;

  3) Torchmark's pro rata share of the income or losses related to Vesta in 1998;

  4) The nonrecurring loss from the redemption by Torchmark of its debt in 1998 in the amount of $5 million net of tax and the gain from redemption of debt in 2000 of $.2 million net of tax;

  5) A one-time gain on the sale of equipment (included in other income) in the after-tax amount of $3.3 million in 1999; and

  6) The effect of a change in accounting principle which modified the accounting for an interest rate swap instrument, increasing net income in the after-tax amount of $16.1 million in 1999.

  Additionally, in 1999, Torchmark entered into a life insurance marketing arrangement with a third party, discussed more fully under the caption Life Insurance on page 21 of this report. This agreement contained certain cash guarantees to the third party which would not be recoverable by Torchmark based on test marketing results. Accordingly, Torchmark recorded a nonrecurring after-tax operating charge of $13 million, or $.10 per diluted share in 1999. Because this was an unusual one-time charge, net operating income has been presented before the charge for comparability.

  A reconciliation of net operating income to net income on a per diluted share basis is as follows:

                   Reconciliation of Per Share Net Operating
                        Income to Reported Net Income*

                                                            2000   1999   1998
                                                            -----  -----  -----
   Net operating income before nonrecurring charge........  $2.85  $2.55  $2.29
   Nonrecurring charge....................................     --   (.10)    --
                                                            -----  -----  -----
    Net operating income..................................   2.85   2.45   2.29
   Realized investment losses, net of tax.................   (.03)  (.54)  (.36)
   Gain on sale of equipment, net of tax..................     --    .02     --
   Equity in Vesta earnings (losses), net of tax..........     --     --   (.12)
   Discontinued operations of Waddell & Reed, net of tax..     --   (.01)  (.04)
   Gain (loss) on redemption of debt, net of tax..........     --     --   (.04)
   Change in accounting principle, net of tax.............     --    .12     --
                                                            -----  -----  -----
    Net income............................................  $2.82  $2.04  $1.73
                                                            =====  =====  =====

--------
* Diluted share basis

  Net realized investment losses in 2000 were $3.5 million after-tax. Gross losses from investments were partially offset by an after-tax gain in the amount of $4.9 million from the increase in value of Torchmark's interest rate swap relating to its MIPS, as discussed under the caption Capital Resources on page 34 of this report. The majority of the 2000 realized losses resulted from the sale of fixed maturities. See the discussion under the caption Investments beginning on page 29 of this report for more information on invested assets.

  Realized investment losses in 1999 in the after-tax amount of $72 million included a $41 million after-tax loss from the sale of real estate and a $19 million after-tax loss from the sale of fixed maturities. Realized losses in 1999 also included a $12 million after-tax loss from the reduction in value of Torchmark's interest rate swap.

  Realized investment losses in 1998, which were $51 million net of tax, included a $23 million after-tax loss from the sale of Family Service, a $24 million after-tax loss on the writedown of Torchmark's Vesta holdings, and a $3 million after-tax loss from the sale of a portion of the Vesta holdings.

  The Vesta transactions are discussed on page 36 and the redemption of Torchmark debt is discussed under the caption Capital Resources on page 34 of this report. The change in accounting principle is discussed in Note 15-- Change in Accounting Principle in the Notes to the Consolidated Financial Statements on page 65 of this report.

  Torchmark reports basic and diluted earnings per share. Basic earnings per share are based on average shares outstanding during the period. Diluted earnings per share assume the exercise of Torchmark's employee stock options for which the exercise price was lower than the market price during the year and their impact on shares outstanding. Diluted earnings per share differ from basic earnings per share in that they are influenced by changes in the market price of Torchmark stock and the number of options as well as the number of shares outstanding. Unless otherwise indicated, all references to per share data in this report are on the basis of diluted shares.

  A comparison of Torchmark's basic and diluted earnings per share is as follows:

                        Earnings and Earnings Per Share
           (Dollar amounts in thousands, except for per share data)

                                                       For the Year Ended
                                                          December 31,
                                                   --------------------------
                                                     2000     1999     1998
                                                   -------- -------- --------
   Net operating income before nonrecurring
    charge:
    Amount........................................ $365,292 $341,167 $324,315
    Per Share:
     Basic........................................     2.85     2.56     2.32
     Diluted......................................     2.85     2.55     2.29

   Net operating income:
    Amount........................................  365,292  327,744  324,315
    Per Share:
     Basic........................................     2.85     2.46     2.32
     Diluted......................................     2.85     2.45     2.29

   Net income:
    Amount........................................  362,035  273,956  244,441
    Per Share:
     Basic........................................     2.83     2.06     1.75
     Diluted......................................     2.82     2.04     1.73

  Torchmark's revenues in 2000 were $2.52 billion, a 13% increase over 1999 revenues of $2.23 billion. Revenues rose 3% in 1999 over 1998 revenues of $2.16 billion. After adjustment for realized investment gains and losses in each year, revenues grew 8% to $2.52 billion in 2000 from $2.33 billion in 1999. They also increased 5% in 1999 over the prior year. Total premium rose $162 million, or 9%, to $2.05 billion in 2000. Total premium increased 7% in 1999 to $1.88 billion. Life insurance premium grew 6% in 2000 to $1.08 billion, an increase of $64 million. Health premium in 2000 rose 10% to $911 million, an increase of $86 million. Net investment income increased $25 million, or 6%, in 2000 to $472 million. Life premium increased 6% to $1.02 billion and health premium grew 9% to $825 million in 1999. Net investment income declined 3% in 1999 to $447 million, due primarily to the sale of Family Service.

   Other operating expenses, which consist of insurance administrative expenses and expenses of the parent company, were $121 million in 2000, compared with $115 million in 1999 and $117 million in 1998. Other operating expenses as a percentage of revenues, excluding realized gains and losses, declined in each period and were 4.8% in 2000, 4.9% in 1999, and 5.3% in 1998. The components of Torchmark's revenues and operations are described in more detail in the discussion of Insurance and Investment segments found on pages 21 through 32 of this report.

  The following table is a summary of Torchmark's net operating income. Insurance underwriting income is defined by Torchmark management as premium income less net policy obligations, commissions, acquisition expenses, and insurance administrative expenses plus other income. Excess investment income is defined as tax-equivalent net investment income reduced by the interest credited to net policy liabilities and financing costs. Financing costs include the interest on Torchmark's debt and the net cost of the Monthly Income Preferred Securities ("MIPS").

                        Summary of Net Operating Income
                         (Dollar amounts in thousands)

                               2000              1999              1998
                          ----------------  ----------------  ----------------
                                     % of              % of              % of
                           Amount    Total   Amount    Total   Amount    Total
                          ---------  -----  ---------  -----  ---------  -----
Insurance underwriting
 income before other
 income, administrative
 expenses, and
 nonrecurring charge:
  Life................... $ 270,663   58.5% $ 263,269   60.5% $ 252,556   60.8%
  Health.................   161,116   34.8    144,632   33.3    139,445   33.6
  Annuity................    30,959    6.7     26,831    6.2     23,423    5.6
                          ---------  -----  ---------  -----  ---------  -----
 Total ..................   462,738  100.0%   434,732  100.0%   415,424  100.0%
                                     =====             =====             =====
 Other income............     4,650             3,348             4,488
 Administrative expenses.  (111,817)         (104,903)         (102,559)
                          ---------         ---------         ---------
Insurance underwriting
 income excluding
 Family Service..........   355,571           333,177           317,353
Insurance underwriting
 income--Family Service..       -0-               -0-             1,393

Excess investment income
 (tax equivalent basis)..   226,986           215,387           206,119
Corporate expense........    (9,369)          (10,166)          (12,061)
Goodwill amortization....   (12,075)          (12,075)          (12,075)
Tax equivalency
 adjustment..............    (8,655)          (11,487)          (11,143)
                          ---------         ---------         ---------
 Pretax net operating
  income.................   552,458           514,836           489,586
Income tax...............  (187,166)         (173,669)         (165,271)
                          ---------         ---------         ---------
 Net operating income
  before nonrecurring
  charge.................   365,292           341,167           324,315
Nonrecurring charge, net
 of tax..................       -0-           (13,423)              -0-
                          ---------         ---------         ---------
 Net operating income.... $ 365,292         $ 327,744         $ 324,315
                          =========         =========         =========
 Net operating income
  before nonrecurring
  charge per diluted
  share.................. $    2.85         $    2.55         $    2.29
                          =========         =========         =========
 Net operating income per
  diluted share.......... $    2.85         $    2.45         $    2.29
                          =========         =========         =========

  On a per share basis, Torchmark's net operating income before nonrecurring charge grew 12% in 2000 and 11% in 1999. In dollar amounts, Torchmark's net operating income before nonrecurring charge rose 7% in 2000 after a 5% increase in 1999. Per share growth exceeded growth in the dollar amounts as a result of share buybacks in both periods. Contributing to the growth in net operating income were gains in insurance underwriting income and excess investment income. Insurance underwriting income grew 7% in 2000 to $356 million. Excluding Family Service in 1998, insurance underwriting income rose 5% in 1999 to $333 million. Excess investment income also grew in both 2000 and 1999. The 2000 increase of 5% in excess investment income was a result of the 5% growth in net investment income. Excess investment income increased in 1999 because of lower policy requirements and lower financing costs in 1999. Torchmark's core operations are segmented into insurance underwriting operations and investment operations. Insurance underwriting activities are further segmented into life insurance, health insurance, and annuity product groups. A detailed discussion of each of Torchmark's segments follows.

  Life insurance. Life insurance is Torchmark's largest segment, with life premium representing 53% of total premium and with life underwriting income before other income, administrative expense, and nonrecurring charge, representing 59% of the total.

  Because Family Service was sold on June 1, 1998, information for 1998 in the following discussions of Torchmark's life insurance operations exclude Family Service for comparability.

  Life insurance premium rose 6% in 2000 to $1.08 billion from $1.02 billion in 1999. Life premium increased 6% in 1999 from $957 million. Sales of life insurance, in terms of annualized premium, were $291 million in 2000, increasing 13% over 1999 sales of $257 million. This compares with 5% growth in 1999 sales over 1998 sales of $244 million. Annualized life premium in force was $1.20 billion at December 31, 2000, compared with $1.13 billion at 1999 year end, an increase of 6%. Annualized premium in force grew 6% in 1999 from $1.06 billion at year-end 1998. Annualized premium in force and issued data includes amounts collected on certain interest-sensitive life products which are not recorded as premium income but excludes single-premium income and policy account charges.

  Life insurance products are marketed through a variety of distribution channels. The following table presents life insurance premium by distribution method during each of the three years ended December 31, 2000.

                                LIFE INSURANCE
                        Premium by Distribution Method
                         (Dollar amounts in thousands)

                                   2000              1999             1998
                             ----------------  ----------------  --------------
                                        % of              % of            % of
                               Amount   Total    Amount   Total   Amount  Total
                             ---------- -----  ---------- -----  -------- -----
Liberty National Exclusive
 Agency....................  $  294,197  27.2% $  288,330  28.3% $282,389  29.5%
Direct Response............     267,899  24.7     245,824  24.1   221,371  23.1
American Income Exclusive
 Agency....................     231,149  21.4     217,367  21.3   204,310  21.3
United American Independent
 Agency....................      42,305   3.9      37,375   3.7    36,925   3.9
United American Exclusive
 Agency....................      19,393   1.8      19,318   1.9    18,798   2.0
Other......................     227,182  21.0     210,087  20.7   193,481  20.2
                             ---------- -----  ---------- -----  -------- -----
                             $1,082,125 100.0% $1,018,301 100.0% $957,274 100.0%
                             ========== =====  ========== =====  ======== =====

  Direct Response marketing is conducted through direct mail, co-op mailings, television and consumer magazine advertising, and direct mail solicitations endorsed by groups, unions and associations. It markets a line of life products primarily to juveniles, their parents, and other adults over age 50 with face amounts of around $10 thousand on average. The Direct Response operation is characterized by lower acquisition costs than Torchmark's agency-based marketing systems. It accounted for almost 25% of Torchmark's life insurance premium during 2000. In each of the three years 1998 through 2000, the Direct Response distribution center had Torchmark's highest growth in life insurance premium in dollar amount. Direct Response life premium was $268 million in 2000, increasing 9% over 1999 premium of $246 million. Direct Response life premium in 1999 grew 11% over 1998 premium of $221 million.

  Annualized premium sold by the Direct Response operation was $113 million in 2000, increasing 18% over 1999 sales of $96 million, due in part to a higher average premium per policy issued. Sales in 1999 rose 3% over 1998 sales of $94 million. Sales growth in 1999 had declined from 1998 due in part to the withdrawal from the under-age 40 adult direct mail market because of unfavorable financial results from that market. Direct mail sales to ages 40 to 50 were interrupted for part of the year while those products were repriced to improve their financial results. The annualized life premium issued by the Direct Response group represented 39% of Torchmark's total life sales in 2000. Direct Response annualized life premium in force rose 8% to $306 million at December 31, 2000 from $283 million a year earlier. At December 31, 2000, Direct Response life annualized premium in force was 26% of Torchmark's total, second only to that of the Liberty National Exclusive Agency. Direct Response life insurance annualized premium in force grew 9% in 1999.

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

  The Liberty National Exclusive Agency distribution system represented Torchmark's largest contribution to life insurance premium income in each of the three years presented, with 2000 premium of $294 million representing 27% of Torchmark's total life premium. The annualized life premium in force of the Liberty Agency was $312 million at year-end 2000, compared with $307 million and $298 million at year-ends 1999 and 1998, respectively. Life premium sales, in terms of annualized premium issued, grew 4% during 2000 to $54 million, compared with 13% growth in 1999. Sales growth in the Liberty Agency is largely attributable to growth in the number of agents. Liberty's agent count increased from 1,750 agents at year-end 1997 to 1,829 agents at year-end 1998, an increase of 5%. They further increased 4% to 1,902 at year-end 1999 and 7% to 2,032 at year end 2000. Ongoing agent recruitment efforts and training programs, which help to improve agent retention, have been responsible for the growth in this Agency. Management believes that the continued recruiting of new agents and the retention of productive agents are critical to the continued growth of sales in controlled agency distribution systems.

  The American Income Exclusive Agency is a distribution system that focuses on members of labor unions, credit unions, and other associations for its life insurance sales. It is a high profit margin business characterized by lower policy obligation ratios. At December 31, 2000, premium from this system accounted for 21% of Torchmark's total life premium. In 2000, American Income's premium rose 6% to $231 million, after a 6% increase in 1999 to $217 million. Annualized life premium in force was $245 million at year-end 2000, an increase of 6% over 1999 premium in force of $231 million. Annualized life premium in force rose 7% in 1999. Sales, in terms of annualized premium issued, were $57 million in 2000, compared with $54 million in both 1999 and 1998. These sales represented a 5% increase in 2000, compared with a 1% increase in 1999 and a 3% decrease in 1998. The turnaround in sales for this agency was a result of the growth in the number of agents. An 8% decline in agent count was experienced in 1998 to 1,222 agents at December 31, 1998, and a further decline in the first half of 1999 resulted in 1,160 agents at June 30, 1999. However, changes in American Income's marketing organization were implemented in 1999 to reverse the decline in the number of agents. As a result, the American Income Agency had 1,197 agents at year-end 1999 and 1,352 agents at year-end 2000, representing a 3% increase in the second half of 1999 and a 13% increase in agency size in 2000. American Income's marketing organization continues to implement efforts to improve agent recruiting, retention, and productivity in order to increase the size of this Agency.

  The United American Independent and Exclusive Agencies together represented about 6% of Torchmark's total life premium in 2000. On a combined basis, life premium rose 9% to $62 million in 2000 after a 2% increase in 1999 from $56 million to $57 million. Annualized life premium issued in 2000 was $30 million, increasing 63% over 1999 issues of $19 million. The United American Independent Agency represented Torchmark's largest growth on a percentage basis of any component agency in life premium income and life sales in 2000. Life premium income rose 13% to $42 million and life sales gained 93% to $26 million.

  Torchmark's Other life insurance distribution system consists of its Military Agency, United Investors Agency, and other small miscellaneous sales agencies. Torchmark's Military Agency consists of a nationwide independent agency whose sales force is comprised of former commissioned and noncommissioned military officers who sell exclusively to commissioned and noncommissioned military officers and their families. This business consists of whole life products with term insurance riders and is characterized by low lapse rates. The United Investors Agency is comprised of several independent agencies, including the sales representatives of Waddell & Reed. Life premium income from the Other distribution category grew 8% to $227 million in 2000 and 9% to $210 million in 1999. Life premium income from the Other group accounted for 21% of Torchmark's total life insurance premium income. Annualized life premium in force grew 8% in 2000 to $262 million, after having increased 8% to $243 million in 1999. A major factor in the growth of premium income and in-force premium relates to the high persistency associated with the Military business. Annualized premium sold during 2000 in the Other distribution category was $37 million, flat with both 1999 and 1998 sales which were also $37 million in each year.

  In addition to the growth in life insurance sales, this agency has also increased production of variable life collections. In 2000, collections were $41 million, representing a 28% increase over 1999 collections of $32 million. In 1999, these collections rose 77%. Although variable life collections are not included in premium in force data, they are indicative of growth in the variable life account balance. Indirectly, they add to premium revenue through the policy account charges for insurance coverage and administration as the account balance grows. At December 31, 2000, the variable life account balance was $158 million, rising 14% over the prior year end.

                                LIFE INSURANCE
                              Summary of Results
                         (Dollar amounts in thousands)

                                 2000                1999               1998
                          ------------------- ------------------- ------------------
                                       % of                % of               % of
                            Amount    Premium   Amount    Premium  Amount    Premium
                          ----------  ------- ----------  ------- ---------  -------
Premium and policy
 charges................  $1,082,125   100.0% $1,018,301   100.0% $ 957,274   100.0%

Policy obligations......     711,833    65.8     666,122    65.4    618,867    64.7
Required interest on
 reserves...............    (246,989)  (22.8)   (229,287)  (22.5)  (215,185)  (22.5)
                          ----------   -----  ----------   -----  ---------   -----
 Net policy obligations.     464,844    43.0     436,835    42.9    403,682    42.2

Commissions and premium
 taxes..................      59,754     5.5      56,341     5.5     57,364     6.0
Amortization of
 acquisition costs......     188,268    17.4     170,444    16.7    158,298    16.5
Required interest on
 deferred acquisition
 costs..................      98,596     9.1      91,412     9.0     85,374     8.9
                          ----------   -----  ----------   -----  ---------   -----
 Total expense..........     811,462    75.0     755,032    74.1    704,718    73.6
                          ----------   -----  ----------   -----  ---------   -----
Insurance underwriting
 income before other
 income and
 administrative
 expenses, excluding
 Family Service and
 nonrecurring charge....     270,663    25.0%    263,269    25.9%   252,556    26.4%
                                       =====               =====              =====
Nonrecurring charge.....         -0-             (20,650)               -0-

Family Service insurance
 underwriting income
 before other income and
 administrative
 expenses...............         -0-                 -0-              2,187
                          ----------          ----------          ---------


Insurance underwriting
 income before other
 income and
 administrative
 expenses...............  $  270,663          $  242,619          $ 254,743
                          ==========          ==========          =========



  In the third quarter of 1999, Reader's Digest Association and Torchmark entered into an agreement to market Torchmark life insurance products to certain Reader's Digest customers. These products were marketed through Torchmark's Direct Response operation, and required Torchmark to guarantee specified compensation to Reader's Digest, regardless of marketing success. Test marketing began in the fourth quarter of 1999. The less than favorable results from these tests indicated that it would be unlikely that Torchmark would recover the full amount of compensation guaranteed to Reader's Digest under the terms of the agreement. As a result, Torchmark recorded a nonrecurring operating charge of $21 million in the fourth quarter of 1999. This charge represented $13 million after tax or $.10 per diluted share. Torchmark has maintained its relationship with Reader's Digest and has used its subscriber lists in selective marketing of Torchmark insurance products and intends to continue to do so. However, Torchmark will only incur its normal solicitation costs on future business and will have no further costs related to the guaranteed compensation.

  Life insurance gross margins have been presented in the above table to remove the effect of Family Service underwriting income in 1998 and the 1999 nonrecurring charge, which distort comparisons. Excluding these items, gross margins, as indicated by insurance underwriting income before other income and administrative expense, increased 3% in 2000 to $271 million after having risen 4% in 1999 to $263 million. As a percentage of life insurance premium, life insurance gross margins were 26% in both 1999 and 1998, but were 25% in 2000. One factor in the 1% decline in 2000 is the reduction in underwriting income margins for Direct Response. As a percentage of premium, Direct Response underwriting income was 26.3% in 2000, compared with 27.9% a year earlier. Additionally, an increase in policy obligation ratios was experienced in the Other Category in the first half of 2000, which appears to have been a short-term aberration. Fluctuations in obligation ratios are normal in the life insurance industry.

  Health Insurance. Torchmark markets its supplemental health insurance products through a number of distribution channels. The following table indicates health insurance premium income by distribution method during each of the three years ended December 31, 2000.

                               HEALTH INSURANCE
                        Premium by Distribution Method
                         (Dollar amounts in thousands)

                                    2000            1999             1998
                               --------------  ---------------  --------------
                                        % of             % of            % of
                                Amount  Total   Amount   Total   Amount  Total
                               -------- -----  --------- -----  -------- -----
United American Independent
 Agency....................... $442,370  48.6% $ 427,023  51.8% $417,556  54.9%
United American Exclusive
 Agency.......................  254,267  27.9    194,594  23.6   150,602  19.8
Liberty National Exclusive
 Agency.......................  151,363  16.6    143,857  17.4   135,861  17.9
American Income Exclusive
 Agency.......................   48,296   5.3     47,564   5.8    47,074   6.2
Direct Response...............   14,860   1.6     11,778   1.4     8,817   1.2
                               -------- -----  --------- -----  -------- -----
                               $911,156 100.0% $ 824,816 100.0% $759,910 100.0%
                               ======== =====  ========= =====  ======== =====

  Premium for the health insurance segment increased 10% to $911 million in 2000 over 1999 and 9% to $825 million in 1999. Annualized health premium in force grew 14% to $1.00 billion at December 31, 2000 over the previous year-end balance of $884 million. Health premium in force rose 11% during 1999. Sales of health insurance, in terms of annualized premium issued, were $252 million in 2000, increasing 31% over 1999 sales of $193 million. Sales in 1999 rose 39% over the prior year. Sales for 2000 marked the third consecutive year of 30% or more growth in health insurance sales. Sales of health insurance have accelerated greatly in these years due to increases in sales of Medicare Supplement policies.

  Health products sold by Torchmark insurance companies include Medicare Supplement, cancer, long-term care, and other under-age-65 limited-benefit supplemental medical and hospitalization products. As a percentage of annualized health premium in force at December 31, 2000, Medicare Supplement accounted for 73% and cancer 17%. The table below presents Torchmark's health insurance annualized premium in force by major product category at December 31, 2000 and for the two preceding years.

                               HEALTH INSURANCE
                    Annualized Premium in Force by Product
                         (Dollar amounts in thousands)

                                                December 31,
                               ------------------------------------------------
                                     2000             1999            1998
                               ----------------  --------------  --------------
                                          % of            % of            % of
                                 Amount   Total   Amount  Total   Amount  Total
                               ---------- -----  -------- -----  -------- -----
Medicare Supplement........... $  728,918  72.6% $630,915  71.3% $553,737  69.5%
Cancer........................    169,013  16.8   153,777  17.4   144,900  18.2
Other.........................    106,368  10.6    99,666  11.3    98,226  12.3
                               ---------- -----  -------- -----  -------- -----
  Total....................... $1,004,299 100.0% $884,358 100.0% $796,863 100.0%
                               ========== =====  ======== =====  ======== =====

  Medicare Supplement insurance is sold primarily by the United American Exclusive Agency and the United American Independent Agency. Health sales in both agencies have grown significantly in the past three years. The United American Exclusive Agency is Torchmark's fastest growing agency in terms of health premium sales. The Exclusive Agency sold $145 million in annualized health premium in 2000, a 41% increase over the prior year. Health sales for this Agency rose 60% in 1999 to $103 million after having increased 62% in 1998. This Agency accounted for $60 million of the $86 million in health premium growth in 2000, or 69%, adding primarily Medicare Supplement premium. It also was instrumental in the growth of health annualized premium in force in both 2000 and 1999, accounting for $79 million of the $120 million growth in 2000 and adding $58 million to health premium in force in 1999. This Agency represented 31% of Torchmark's annualized health premium in force at December 31, 2000, compared with 26% one year earlier and 22% two years ago. The United American Exclusive Agency has grown very rapidly in recent years. At December 31, 2000, there were 3,661 agents, compared with 2,354 agents at year-end 1999 and 1,752 agents at year-end 1998. This represents an increase in Agency size of 56% in 2000 and 34% in 1999.

  The United American Independent Agency continues to represent the largest amount of Torchmark's health premium in force and is also growing rapidly. The Agency's $467 million of annualized health premium in force at December 31, 2000, of which $436 million was Medicare Supplement premium in force, was 46% of Torchmark's total health premium in force. Health sales by the United American Independent Agency, in terms of annualized premium issued, were $85 million in 2000, a 25% increase over 1999. Sales rose 35% to $68 million in 1999.

  Medicare Supplement policies are highly regulated at both the federal and state levels with standardized benefit plans, limits on first year agent compensation, and mandated minimum loss ratios. However, they remain a popular supplemental health policy with the country's large and growing group of Medicare beneficiaries. About 85% of all Medicare beneficiaries have Medicare Supplements to cover at least some of the deductibles and coinsurance for which the federal Medicare program does not pay. During the last few years, Torchmark has focused on developing its United American Exclusive Agency to serve this market. Use of targeted marketing support and increased agent recruiting have led to increased sales. Because of loss ratio regulation, underwriting margins on Medicare Supplements are less than on Torchmark's life business. However, due to United American's low cost, service-oriented customer service and claims administration, as well as its economies of scale, it is a profitable line of business.

  Until recently the primary competition for Medicare Supplement sales had come from Medicare health maintenance organizations (HMO's), the managed care alternative to traditional fee-for-service Medicare which eliminated the need for a supplemental policy. However, in the last few years, growing public dissatisfaction with managed care, increased medical cost inflation and increased Federal Government regulatory pressures on Medicare HMO's have caused an increasing number of HMO's to withdraw from the market, reducing that competition. Other regulatory issues continue to affect the Medicare Supplement market. Medical cost inflation and changes to the Medicare program cause the need for annual rate increases, which generally require state insurance department approval. In addition, Congress and the Federal Administration have begun studying ways to restructure the Medicare program. Therefore, it is likely that changes will be made to the Medicare program at sometime in the future. However, it appears that there will continue to be an important role for private insurers in helping senior citizens cover their healthcare costs. As a result, Medicare Supplements should continue as a popular product for senior-age consumers.

  Cancer insurance premium in force rose 10% in 2000 to $169 million, compared with 6% growth in 1999. Sales of this product declined in 2000 to $10 million from $11 million in sales in 1999. Sales in 1998 were also $10 million. A portion of the growth in cancer annualized premium in force has been attributable to premium rate increases to offset increased health care costs. Cancer insurance products are sold primarily by the Liberty National Exclusive Agency. This Agency represented 86% of Torchmark's total cancer annualized premium in force at December 31, 2000.

  Annualized premium in force for other health products grew 7% in 2000 to $106 million, after rising 1% in 1999 to $100 million. Other health sales rose 38% in 2000 to $41 million, after having increased 13% in 1999.

                               HEALTH INSURANCE
                              Summary of Results
                         (Dollar amounts in thousands)

                                2000              1999              1998
                          ----------------- ----------------- -----------------
                                     % of              % of              % of
                           Amount   Premium  Amount   Premium  Amount   Premium
                          --------  ------- --------  ------- --------  -------
Premium.................. $911,156   100.0% $824,816   100.0% $759,910   100.0%
Policy obligations.......  591,022    64.9   535,901    65.0   482,496    63.5
Required interest on
 reserves................  (15,736)   (1.7)  (17,383)   (2.1)  (20,440)   (2.7)
                          --------   -----  --------   -----  --------   -----
Net policy obligations...  575,286    63.2   518,518    62.9   462,056    60.8
Commissions and premium
 taxes...................   91,069    10.0    84,913    10.3    87,828    11.5
Amortization of
 acquisition costs.......   68,778     7.5    64,046     7.8    59,208     7.8
Required interest on
 deferred acquisition
 costs...................   14,907     1.6    12,707     1.5    11,373     1.5
                          --------   -----  --------   -----  --------   -----
 Total expense...........  750,040    82.3   680,184    82.5   620,465    81.6
                          --------   -----  --------   -----  --------   -----
Insurance underwriting
 income before other
 income and
 administrative expenses. $161,116    17.7% $144,632    17.5% $139,445    18.4%
                          ========   =====  ========   =====  ========   =====

  Health insurance underwriting income before other income and administrative expense rose 11% in 2000 to $161 million, after having increased 4% in 1999. As a percentage of premium, underwriting income before other income and administrative expense remained steady at approximately 18% throughout the three-year period ending in 2000. Medicare Supplement margins are restrained by the federally mandated minimum loss ratio of 65% and by competition. Cancer product obligation ratios have increased in recent years primarily due to higher loss ratios experienced on a closed block of business. Management has actively sought timely and adequate premium rate increases from regulatory authorities to offset these cost increases. As a result, margins on cancer business improved slightly in 2000. Torchmark continues to seek such rate increases to maintain margins on this business.

  Annuities. Annuity products are marketed by Torchmark to service a variety of needs, including retirement income and long-term, tax-deferred growth opportunities. Torchmark's annuities are sold almost entirely by the United Investors Agency, a component of Torchmark's Other distribution category. This Agency consists of the Waddell & Reed sales force which markets United Investors annuities and other products under a marketing agreement. In 2000, this Agency collected $622 million of Torchmark's total $650 million in annuity collections, or 96%. The United Investors Agency accounted for almost 99% of total annuity policy charges in 2000. Annuities are also marketed by the United American Independent Agency, which collected $24 million in annuity deposits in 2000, compared with $56 million in 1999.

  Annuities are sold on both a fixed and variable basis. Fixed annuity deposits are held and invested by Torchmark and are obligations of the company. Variable annuity deposits are invested at the policyholder's direction into his choice among a variety of mutual funds, which vary in degree of investment risk and return. A fixed annuity investment account is also available as a variable annuity investment option. Investments pertaining to variable annuity deposits are reported as "Separate Account Assets" and the corresponding deposit balances for variable annuities are reported as "Separate Account Liabilities."

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

                            Annuity Deposit Balances     Annuity Collections
                           -------------------------- --------------------------
                               (Dollar amounts in         (Dollar amounts in
                                   millions)                  thousands)
                             2000     1999     1998     2000     1999     1998
                           -------- -------- -------- -------- -------- --------
Fixed..................... $  661.6 $  677.5 $  647.3 $ 41,617 $ 71,696 $ 64,687
Variable..................  3,583.6  3,274.9  2,343.5  608,251  392,769  299,005
                           -------- -------- -------- -------- -------- --------
 Total.................... $4,245.2 $3,952.4 $2,990.8 $649,868 $464,465 $363,692
                           ======== ======== ======== ======== ======== ========

  Collections of fixed annuity premium were $42 million in 2000, compared with $72 million in 1999, a 42% decrease. Fixed annuity premium collections rose 11% in 1999 from $65 million in 1998. Management believes that the interest-rate environment is one factor in the sales of fixed annuities. As rates fall, alternative investments including variable annuities become more attractive. In 1999, as interest rates increased, fixed annuities became more desirable relative to alternative investments. Even though rates continued to rise in 2000, a decline in fixed annuity sales resulted from the loss of a key independent agent from the United American Independent Agency. This decline is expected to be temporary as management is in the process of redirecting annuity sales efforts in this Agency. The fixed annuity deposit balance declined 2% in 2000 to $662 million at year end. It rose 5% in the prior year from $647 million at year-end 1998 to $677 million at the end of 1999.

  Variable annuity collections rose 55% to $608 million in 2000, from $393 million in the prior year. Variable collections rose 31% from $299 million in 1998. The strength in financial markets throughout most of 2000 and the two preceding years has had a positive influence on sales of variable annuities in each period. The variable annuity account balance continues to grow. This balance increased 9% in 2000 from $3.3 billion at December 31, 1999 to $3.6 billion at year-end 2000. This balance had previously increased 40% in 1999 and 29% in 1998. Strong financial markets in all of these periods contributed greatly to the growth, although some weakening in markets was experienced in the latter part of 2000. Variable accounts are valued based on the market values of the underlying securities. The additional collections in each year also added to the balances.

                                   ANNUITIES
                              Summary of Results
                         (Dollar amounts in thousands)

                                                              2000      1999      1998
                                                            --------  --------  --------
   Policy charges.........................................  $ 52,929  $ 40,969  $ 33,594
   Policy obligations.....................................    36,627    34,524    34,662
   Required interest on reserves..........................   (42,688)  (40,991)  (42,171)
                                                            --------  --------  --------
     Net policy obligations...............................    (6,061)   (6,467)   (7,509)
   Commissions and premium taxes..........................     2,116       759       510
   Amortization of acquisition costs......................    17,791    13,310    11,561
   Required interest on deferred acquisition costs........     8,124     6,536     5,609
                                                            --------  --------  --------
     Total expense........................................    21,970    14,138    10,171
                                                            --------  --------  --------
   Insurance underwriting income before other income
    and administrative expenses, excluding Family Service.    30,959    26,831    23,423
   Family Service insurance underwriting income before
    other income and administrative expenses..............       -0-       -0-        98
                                                            --------  --------  --------
   Insurance underwriting income before other income
    and administrative expenses...........................  $ 30,959  $ 26,831  $ 23,521
                                                            ========  ========  ========

  Annuity underwriting income excluding Family Service and before other income and administrative expense has grown steadily throughout each of the years 1998 through 2000. This underwriting income was $31 million in 2000 and $27 million in 1999, each representing a 15% increase over the prior year. Policy charges have also grown in each period, rising 29% in 2000 and 22% in 1999. Growth in policy charges is primarily related to the growth in the size of the account balance, but is also attributable to the increase in the number of annuity contracts in force and the cumulative effect of the growth in sales over the past few years upon which the sales charge is based.

  Investments. The following table summarizes Torchmark's investment income and excess investment income.

                     Analysis of Excess Investment Income
                         (Dollar amounts in thousands)

                                              2000        1999        1998
                                           ----------  ----------  ----------
   Net investment income.................. $  472,426   $ 447,337  $  459,558
   Tax equivalency adjustment.............      8,655      11,487      11,143
                                           ----------  ----------  ----------
    Tax equivalent investment income......    481,081     458,824     470,701
   Required interest on net insurance
    policy liabilities:
    Interest on reserves..................   (305,413)   (287,661)   (296,696)
    Interest on deferred acquisition
     costs................................    121,627     110,655     103,481
                                           ----------  ----------  ----------
      Net required........................   (183,786)   (177,006)   (193,215)
   Financing costs........................    (70,309)    (66,431)    (71,367)
                                           ----------  ----------  ----------
   Excess investment income............... $  226,986  $  215,387  $  206,119
                                           ==========  ==========  ==========
   Mean invested assets (at amortized
    cost)................................. $6,581,601  $6,319,465  $6,353,279
   Average net insurance policy
    liabilities...........................  3,129,892   3,066,351   3,261,982
   Average debt (including MIPS)..........    924,729     965,728   1,000,063

  Excess investment income represents the profit margin attributable to investment operations and cash flow management. It is defined as net investment income on a tax-equivalent basis reduced by the interest cost credited to net policy liabilities and the interest cost associated with capital funding or "financing costs." Excess investment income is increased in a number of ways: an increase in investment yields over the rates credited to policyholders' liabilities or in relationship to the rates applicable to Torchmark debt, growth in invested assets in relation to policy liabilities and debt, and the efficient use of capital resources and cash flow.

  Net investment income increased 6% to $472 million in 2000. In 1999, net investment income declined 3% to $447 million after rising 7% to $460 million in 1998. On a tax-equivalent basis, in which the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities, investment income gained 5% in 2000, after declining 3% in 1999 and rising 7% in 1998. The 2000 increase in investment income resulted from a combination of the growth in mean invested assets and an increase in yield. Mean invested assets, computed based on book value, rose 4% to $6.6 billion in 2000 over the prior year, as new cash flow was invested primarily in taxable fixed maturities. The mean fixed maturity balance rose $381 million or 7% to $6.1 billion for 2000. The 2000 growth in mean invested assets was achieved even though $147 million was used to buy Torchmark stock and $95 million was used to pay down long and short-term debt. Higher interest rates in financial markets caused yields on the fixed maturity portfolio to rise 8 basis points in 2000 to 7.47%. The 1999 decline in investment income was a result of the sale of Family Service in the second quarter of 1998 and repurchases of Torchmark stock since late 1998. The Family Service sale resulted in the investment of approximately $140 million proceeds, producing an additional $10 million of investment income in 1999, compared with incremental investment income of $6 million in 1998. However, the 1998 tax-equivalent net investment income also included $22 million earned on Family Service assets which were not included in 1999. Mean invested assets were flat in 1999, as the growth in 1999 invested assets from reinvested cash flows was essentially offset by the loss of Family Service's $778 million in invested assets when compared with the prior year.

  Excess investment income increased 5% in both 2000 and 1999. Because of the effect of repurchases of Torchmark stock, excess investment income on a per share basis increased 10% in both 2000 and 1999. The 5% increase in 2000 correlated closely with the change in tax-equivalent investment income for the same period. While the 1998 sale of Family Service caused a reduction in 1999 investment income when compared with 1998, it had little effect on the excess investment income comparison in 1999 with 1998. The reduction in required interest on Family Service's policy liabilities offset the loss in investment income. The 1999 increase in excess investment income resulted primarily from decreased financing costs, due to debt paydowns.

  During 1999, Torchmark entered into two transactions to dispose of the majority of its investment real estate. Total consideration for the combined transactions was $123 million of which $111 million was cash. The real estate dispositions resulted in an after-tax loss of $41 million. After the sales, Torchmark retained $16 million in investment real estate, of which $8 million was represented by properties partially occupied by Torchmark subsidiaries. At December 31, 2000, Torchmark held $15 million in investment real estate.

  Portfolio adjustments resulting in $8 million in after-tax capital losses were taken in 2000. These losses were partially offset, however, by a $5 million after-tax gain from the increase in market value of the interest-rate swap associated with Torchmark's MIPS, discussed in more depth under the caption Capital Resources found on page 34 of this discussion. In 1999, in addition to the real estate capital losses, Torchmark also generated $19 million in after-tax losses during 1999 from the planned sale of fixed maturities. These losses allowed Torchmark to carry back and recover capital gains taxes paid in prior years. Realized losses in 1999 also included a $12 million after-tax loss from the interest-rate swap on Torchmark's MIPS.

  While yields as measured by returns on U.S. Treasury securities fell substantially during 2000, corporate spreads widened and afforded investors the opportunity to increase nominal and effective returns. New investments in fixed-maturity securities, which totaled $1.1 billion in 2000, $2.1 billion in 1999, and $1.8 billion in 1998, were made at an effective compounded yield of 8.07% in 2000, compared with an effective compounded yield of 7.54% in 1999 and 7.26% in 1998. These yields equate to nominal yields on acquisition of 7.87%, 7.38%, and 7.13%, respectively, for 2000, 1999, and 1998. The size of acquisitions in the current year is not comparable with the prior year since 1999 included proceeds from tax motivated bond sales and from the sale of real estate.

  With the "flat" yield curve available much of the year, higher returns were possible in spite of a shortening of maturities. The average life of 2000 acquisitions was 7.7 years, compared with 14.9 years in 1999 and 20.7 years in 1998. Purchases of fixed-maturity investments with shorter maturities caused the average life of the portfolio to decline to 11.8 years at year end 2000, compared with 12.7 years at year-end 1999 but above the year-end 1998 level of
8.8 years.

  With 2000 acquisitions made at yields in excess of the portfolio average, the nominal portfolio yield increased to 7.47%, compared with 7.39% during 1999 and 7.42% in 1998. Emphasis continues to be on marketable, medium quality investments. Approximately 92% of invested assets are fixed-maturity securities, and 94% of these holdings are classified as investment grade by the rating agencies. The NAIC considers 95% of the portfolio investment grade. The portfolio is highly marketable, although its value fluctuates with changes in interest rates. At year end 2000, the unrealized loss of $236 million compares with an unrealized loss of $275 million at the end of 1999 and an unrealized gain of $249 million at the end of 1998. Distribution of maturities is as follows:

                                                                   2000   1999
                                                                   -----  -----
      Short terms and under 1 year................................   4.5%   4.2%
      2-5 years...................................................  15.6   13.6
      6-10 years..................................................  43.7   39.7
      11-15 years.................................................   8.5   11.0
      16-20 years.................................................   3.7    5.8
      Over 20 years...............................................  24.0   25.7
                                                                   -----  -----
                                                                   100.0% 100.0%
                                                                   =====  =====

  With an emphasis on fixed-maturity investments, the percentage of holdings in other types of securities is inconsistent with industry data. The following table presents Torchmark's components of invested assets compared with the latest industry data:

                                                     Torchmark
                                                --------------------
                                                    Amount            Industry %
                                                (in thousands)   %       (1)
                                                -------------- -----  ----------
   Bonds & short terms.........................   $6,050,061    93.6%    74.2%
   Equities....................................          543     -0-      5.2
   Mortgage loans..............................      118,642     1.8     12.0
   Real estate.................................       15,483      .2      1.3
   Policy loans................................      255,320     3.9      5.2
   Other invested assets.......................       31,154      .5      2.1
                                                  ----------   -----    -----
                                                  $6,471,203   100.0%   100.0%
                                                  ==========   =====    =====

--------
(1) Latest data available from the American Council of Life Insurance.

  Market Risk Sensitivity. Market risk is the risk that the value of a security will change because of a change in market conditions. Torchmark's primary exposure to market risk is interest rate risk, which is the risk that a change in a security's value could occur because of a change in interest rates. This risk is significant to Torchmark's investment portfolio because its fixed-maturity holdings amount to 92% of total investments. The effects of interest rate fluctuations on fixed investments are reflected on an after-tax basis in Torchmark's shareholders' equity because these investments are marked to market.

  The actual interest rate risk to Torchmark is reduced because the effect that changes in rates have on assets is offset by the effect they have on insurance liabilities and on debt. Interest assumptions are used to compute the majority of Torchmark's insurance liabilities. These insurance liabilities, net of deferred acquisition costs, were $3.2 billion and debt was $.7 million at December 31, 2000, compared with fixed-maturity investments of $6.2 billion at amortized cost at the same date. Because of the long-term nature of insurance liabilities, temporary changes in value caused by rate fluctuations have little bearing on ultimate obligations. Insurance liabilities and debt are not marked to market.

  Market risk is managed in a manner consistent with Torchmark's investment objectives. Torchmark seeks to maintain a portfolio of high-quality fixed-maturity assets that may be sold in response to changing market conditions. A significant change in the level of interest rates, changes in credit quality of individual securities, or changes in the relative values of a security or asset sector are the primary factors that influence such sales. Occasionally, the need to raise cash for various operating commitments may also necessitate the sale of a security. Volatility in the value of Torchmark's fixed-maturity holdings is reduced by maintaining a relatively short-term portfolio, 20% of which matures within five years and 64% of which matures within ten years. Also, the portfolio and market conditions are constantly evaluated for appropriate action.

  No derivative instruments are used to manage Torchmark's exposure to market risk in the investment portfolio. An interest-rate swap instrument was entered into by Torchmark in connection with its MIPS as discussed in the Notes to the Consolidated Financial Statements on page 65 of this report and in Capital Resources on page 34 of this report. A cap instrument was also previously entered into to protect Torchmark from the market risk on an increase in rates associated with the swap on this security. This cap expired during 1999.

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

  The following table illustrates the market risk sensitivity of Torchmark's interest-rate sensitive fixed-maturity portfolio at December 31, 2000 and December 31, 1999. This table measures the effect of a change in interest rates (as represented by the U.S. Treasury curve) on the fair value of Torchmark's fixed-maturity portfolio. The data is prepared through a model that measures the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points. It takes into account the effect that special option features such as call options, put options, and unscheduled repayments would have on the portfolio, given the changes in rates. The valuation of these option features is dependent upon assumptions about future interest rate volatility that are based on past performance.

                         Market Value of
                    Fixed-Maturity Portfolio
                          ($ millions)
                    -------------------------
          Change
            in
         Interest
          Rates
           (in           At           At
          basis     December 31, December 31,
         points)        2000         1999
         --------   ------------ ------------
           -200        $6,720       $6,455
           -100         6,325        6,055
              0         5,950        5,680
            100         5,597        5,332
            200         5,272        5,012

                              FINANCIAL CONDITION

  Liquidity. Liquidity pertains to an institution's ability to meet on demand the cash commitments required by its business operations and financial obligations. Torchmark has very strong liquidity, as evidenced by its three sources of liquidity: its positive cash flow from operations, its portfolio of marketable securities, and its line of credit facility.

  Torchmark's insurance operations generate positive cash flows in excess of its immediate needs. Cash flows provided from operations were $533 million in 2000, compared with $512 million in 1999 and $389 million in 1998. In addition to operating cash flows, Torchmark received $226 million in investment maturities and repayments during 2000, adding to available cash flows. Such repayments were $413 million in 1999 and $474 million in 1998. Cash flows in excess of immediate requirements are used to build an investment base to fund future requirements.

  Torchmark's cash and short-term investments were $136 million at December 31, 2000, compared with $115 million at year-end 1999. In addition to these highly liquid assets, Torchmark has a portfolio of marketable fixed and equity securities, which are available for sale should the need arise. These securities had a value of $6.0 billion at December 31, 2000.

  Torchmark has a line of credit facility with a group of lenders which allows unsecured borrowings up to a specified maximum amount. The maximum amount on this facility was $600 million at December 31, 2000. Interest is charged at variable rates for borrowings. This line of credit is further designated as a backup credit line for a commercial paper program not to exceed $600 million, whereby Torchmark may borrow from either the credit line or issue commercial paper at any time but may not borrow in excess of a total of $600 million on the combined facilities. At December 31, 2000, $331 million in face amount of commercial paper was outstanding and there were no borrowings on the line of credit. A fee is charged on the entire $600 million facility. In accordance with the agreements, Torchmark is subject to certain covenants regarding capitalization and earnings. At December 31, 2000, Torchmark was in full compliance with these covenants.

  Liquidity of the parent company is affected by the ability of the subsidiaries to pay dividends. Dividends are paid by subsidiaries to the parent in order to meet its dividend payments on common and preferred stock, interest and principal repayment requirements on parent-company debt, and operating expenses of the parent company. These requirements have declined in both 2000 and 1999 from the respective prior year. Dividends from insurance subsidiaries of Torchmark are limited to the greater of statutory net gain from operations, excluding capital gains and losses, on an annual noncumulative basis, or 10% of surplus, in the absence of special approval. Distributions are not permitted in excess of statutory net worth. Subsidiaries are also subject to certain minimum capital requirements. Although these restrictions exist, dividend availability from subsidiaries has been and is expected to be more than adequate for parent company operations. During the year 2001, a maximum amount of $240 million is expected to be available to Torchmark from insurance subsidiaries without regulatory approval.

  Capital Resources. Torchmark's capital structure consists of long and short-term debt, MIPS, and shareholders' equity. Torchmark's debt is primarily its funded debt and its commercial paper facility. An analysis of Torchmark's funded debt outstanding at year-ends 2000 and 1999 on the basis of par value was as follows:

                                                         2000          1999
                                                     ------------- -------------
                                                       Principal     Principal
                                          Year          Amount        Amount
      Instrument                          Due  Rate  ($ thousands) ($ thousands)
      ----------                          ---- ----- ------------- -------------
   Senior Debentures..................... 2009 8 1/4   $ 99,450      $ 99,450
   Notes................................. 2023 7 7/8    177,057       200,000
   Notes................................. 2013 7 3/8     94,050       100,000
                                                       --------      --------
   Total funded debt.....................               370,557       399,450
   Debt held by subsidiaries.............                   -0-       (22,318)
                                                       --------      --------
   Long-term debt........................              $370,557      $377,132
                                                       ========      ========

  The carrying value of the funded debt was $366 million at December 31, 2000, compared with $372 million a year earlier.

  During 1998 and 1999, Torchmark acquired a portion of its funded debt in the open market, through its insurance subsidiaries. In 1999, $7.5 million principal amount of its 7 7/8% Notes due 2023 was acquired at a cost of $7.9 million. Also in 1999, $4.0 million principal amount of its 7 3/8% Notes due 2013 was purchased for $4.1 million. In 1998, Torchmark bought $10.8 million of its 7 7/8% Notes at a price of $10.6 million. Insurance company holdings in the funded debt reduce consolidated debt outstanding.

  In 2000, all of the debt previously acquired by insurance subsidiaries was acquired from those subsidiaries by the parent company. Additionally, another $4.6 million principal amount of the 7 7/8% Notes and $2.0 million principal amount of the 7 3/8% Notes were acquired by Torchmark in 2000 at a cost of $4.2 million and $1.9 million, respectively. The redemption of this debt in 2000 resulted in an after-tax gain of $202 thousand.

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

  The MIPS were issued in November, 1994 at a redemption amount of $200 million with an annual dividend rate of 9.18%. They are subject to a mandatory redemption in full at September 30, 2024, although Torchmark may elect to extend the MIPS for up to an additional 20 years if certain conditions are met. They are currently redeemable at Torchmark's option at any time. While Torchmark is obligated to pay dividends at a fixed rate of 9.18%, Torchmark has in place a ten-year interest-rate swap agreement with an unaffiliated party. The swap agreement calls for Torchmark to pay a variable rate on the $200 million face amount in exchange for payment of the fixed dividend by the other party. The swap expires in 2004. Torchmark is at risk on this instrument for higher financing costs to the extent interest rates rise during the remaining term. At December 31, 2000, the variable rate was 8.0%. During 2000, Torchmark's after-tax dividend cost for the MIPS was $10.3 million, compared with $11.9 million that would have been incurred without the swap. Torchmark's after-tax cost in 1999 was $9.2 million and in 1998 was $9.8 million, saving $2.7 million and $2.1 million in each of those years, respectively.

  Effective January 1, 1999, Torchmark changed its method of accounting for the swap agreement to recognize changes in its fair value, net of tax, as realized investment gains or losses. This method of accounting for such instruments was believed to be preferable under the guidance established by Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts ("SFAS 80") and the Securities and Exchange Commission. Previously, Torchmark accounted for the swap using hedge accounting under SFAS 80. The after-tax cumulative effect of the change at January 1, 1999 was $16.1 million (net of income taxes of $8.7 million). The effect of the change on the twelve months ended December 31, 1999 was to increase realized losses by $11.7 million ($.09 per diluted share), excluding the cumulative effect of the change in accounting principle. Market value of the swap, which is included as a component of Other Invested Assets, was $14.3 million and $6.7 million at December 31, 2000 and 1999, respectively.

  During July, 1999, Torchmark filed a Form S-3 Registration Statement with the Securities and Exchange Commission for the shelf registration of capital securities in an aggregate face amount of $300 million. Proceeds from the issuance of any such capital securities could be used for the possible purchase of Torchmark securities, for working capital, for the repayment of debt, for acquisitions, or for any other general corporate purpose or business opportunity. As of December 31, 2000, no capital securities have been issued under this Registration Statement.

  Short-term debt consists of Torchmark's commercial paper outstanding. The commercial paper balance outstanding at December 31, 2000 was $329 million at carrying value, compared with a balance of $418 million a year earlier. The commercial paper borrowing balance fluctuates based on Torchmark's current cash needs.

  Total debt as a percentage of total capitalization was 21.5% at December 31, 2000. In the computation of this ratio, the MIPS are counted as equity and the effect of fluctuations in security values based on changes in interest rates in financial markets are excluded. This debt-to-capitalization ratio was 25.2% at year-end 1999 and 24.3% at year-end 1998. The decline in the debt-to-capitalization ratio at year-end 2000 was caused primarily by short-term debt paydowns. The 1999 increase in this ratio resulted from the increase in short-term borrowings. Torchmark's ratio of earnings before interest, taxes and discontinued operations to interest requirements was 11.3 in 2000, compared with 8.7 in 1999 and 8.9 in 1998. Torchmark's interest expense rose 4% to $54 million in 2000 after having declined 7% to $52 million in 1999. The increase in 2000 was due primarily to an increase in short-term borrowing costs which offset the lower amount of average debt outstanding. The 1999 decrease was caused by a larger portion of total debt being short-term debt that carries a lower borrowing cost.

  Torchmark has made share purchases from time to time under its share repurchase program on the open market when market conditions were favorable. Torchmark purchased 6.1 million shares on the open market at a cost of $147 million in 2000 and 6.7 million shares at a cost of $222 million in 1999. Purchases of 3.4 million shares were made in 1998 at a cost of $126 million, subsequent to the Waddell & Reed spin off. Torchmark will continue to make share purchases under its share repurchase program when prices are attractive. Share purchases could have a favorable impact on earnings per share and return on equity.

  On November 15, 1999, Torchmark executed a stock option exercise and restoration program through which 80 Torchmark directors and employees exercised vested stock options and received a reduced number of replacement options at the current market price. This program resulted in the issuance of
1.8 million shares, but over 1.3 million of the new shares were immediately sold by the directors and employees through the open market to cover the cost of the purchased shares and the related taxes. A similar option exercise and restoration program was conducted on December 20, 2000 for two executives not able to participate in the 1999 program. Under the 2000 program, 433 thousand shares were issued but 283 thousand shares were sold to pay the exercise price and taxes. As a result of both of these restoration programs, management's ownership interest increased, and Torchmark received a significant current tax benefit from the exercise of the options.

  Shareholders' equity rose 10% to $2.20 billion at December 31, 2000. Shareholders' equity declined 12% in 1999, from $2.26 billion at year-end 1998 to $1.99 billion at year-end 1999. The 2000 increase of $209 million in shareholders' equity resulted primarily from the addition of earnings, less the payment of dividends and $147 million of share purchases during the year. The 1999 decrease was impacted by the decrease in the value of the fixed-maturity portfolio due to increases in interest rates in the financial markets. Book value per share was $17.43 at 2000 year end, compared with $15.10 at year-end 1999. After adjusting for the impact on shareholders' equity for security value fluctuations due to changes in interest rates in financial markets, shareholders' equity rose from $2.15 billion at year-end 1999 to $2.34 billion at year-end 2000. Book value per share was $18.53 at year-end 2000, an increase of 14% over $16.32 at year-end 1999. Return on common shareholders' equity was 16.3% in 2000, compared with 16.2% in 1999. The return-on-equity ratios exclude the mark up or down of shareholders' equity for changes in security values caused by fluctuations in market interest rates. They are also computed on a basis of net operating income before nonrecurring charge, as defined on page 17 through 18 of this report.

                                  OTHER ITEMS

  Transactions Regarding Vesta Insurance Group. From 1993 until disposition in 2000, Torchmark held a passive investment in Vesta, a property insurance carrier. Torchmark held 5.1 million shares of Vesta stock, or approximately 28% of the outstanding shares of Vesta, until December, 1998. Torchmark carried its investment in Vesta during this period on the equity method of accounting. In June, 1998, Vesta announced that (a) an investigation of accounting irregularities that occurred during the fourth quarter of 1997 and the first quarter of 1998 would result in an aggregate $14 million net after-tax reduction in previously reported net income, and, in addition, that (b) it would restate its historical financial statements for the period of 1993 through the first quarter of 1998, reflecting reductions in reported net after-tax earnings of $49 million for the period of 1993 through 1997 and $10 million for the first quarter of 1998. To reflect its pro rata share of Vesta's cumulative reported financial corrections, Torchmark recorded a pre-tax charge of $20 million ($13 million after tax) or $.09 per diluted share in the second quarter of 1998. As a result of the announcements relating to Vesta and the decline in value of Vesta stock, Vesta is currently subject to numerous class action lawsuits in state and Federal courts filed subsequent to such announcements.

  In the fourth quarter of 1998, Torchmark announced its intention to dispose of its holdings in Vesta and to sell Vesta shares under satisfactory terms. In December, 1998, Torchmark sold 680 thousand Vesta shares at a price of $4.75 per share, recording a loss of $3 million after tax. In 1999, Vesta filed a registration statement with the Securities and Exchange Commission for the public offering of its shares held by Torchmark. To facilitate the registration of Vesta shares, Torchmark re-acquired the previously sold 680 thousand shares at a price of $5 per share. On November 5, 1999, the registration statement was filed by Vesta to offer all of Torchmark's holdings in Vesta.

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

  Torchmark sold 3.75 million shares of Vesta during the second quarter of 2000. In early July, 2000, Torchmark sold the remaining 1.38 million shares of Vesta stock that it held. The sales provided proceeds of $33 million and resulted in an after-tax loss of $1.5 million. As of December 31, 2000, Torchmark no longer had any ownership interest in Vesta.

  Litigation. Torchmark and its subsidiaries continue to be named as parties to pending or threatened litigation, most of which involves punitive damage claims based upon allegations of agent misconduct at Liberty in Alabama. Such punitive damage claims are tried in Alabama state courts where any punitive damage litigation may have the potential for significant adverse results. Bespeaking caution is the fact that it is impossible to predict the extent of punitive damages that may be awarded if liability is found in any given case, since punitive damages in Alabama are based upon the compensatory damages (including mental anguish) awarded and the discretion of the jury in awarding compensatory damages is not precisely defined. It is thus difficult to predict with certainty the liability of Torchmark or its subsidiaries in any given case because of the unpredictable nature of this type of litigation. Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, contingent liabilities arising from threatened and pending litigation are not presently considered by management to be material.

                             NEW ACCOUNTING RULES

  Accounting for Derivative Instruments and Hedging Activities (FASB Statement No. 133), as amended by FASB Statements No. 137 and 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application of all of the provisions of this Statement encouraged. For Torchmark, the Statement is effective as of January 1, 2001. Early adoption of selective provisions is prohibited. Prior periods may not be restated for comparability.

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

  Management believes that Statement 133 will have an immaterial impact on Torchmark's financial statements. Other than the interest rate swap on its MIPs, which is a free-standing derivative currently carried at fair market value, Torchmark's use of derivatives is limited.

  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FASB Statement No. 140) provides accounting and reporting standards for transfer and servicing of financial assets and extinguishments of liabilities. It replaces FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. While it revises certain of the provisions of that statement, it carries over most of Statement No. 125's provisions without reconsideration. Statement No. 140 also requires certain disclosures.

  Statement No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application is not permitted. The adoption of Statement No. 140 should have an immaterial impact on Torchmark.

              Item 8. Financial Statements and Supplementary Data

                                                                           Page
                                                                           ----
Independent Auditors' Reports.............................................  39
Consolidated Financial Statements:
 Consolidated Balance Sheet at December 31, 2000 and 1999.................  41
 Consolidated Statement of Operations for each of the years in the three-
  year period ended December 31, 2000.....................................  42
 Consolidated Statement of Comprehensive Income for each of the years in the three-year period ended December 31, 2000...........................  44
 Consolidated Statement of Shareholders' Equity for each of the years in the three-year period ended December 31, 2000...........................  45
 Consolidated Statement of Cash Flow for each of the years in the three-
  year period ended December 31, 2000.....................................  46
 Notes to Consolidated Financial Statements...............................  48

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Torchmark Corporation
Birmingham, Alabama

  We have audited the accompanying consolidated balance sheets of Torchmark Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flow for the years then ended. Our audit also included the financial statement schedules listed in the Index at Item 14 as of and for the years ended December 31, 2000 and 1999. These financial statements and financial statement schedules are the responsibility of Torchmark's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Torchmark Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Dallas, Texas
January 30, 2001

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Torchmark Corporation
Birmingham, Alabama

  We have audited the consolidated financial statements of Torchmark Corporation and subsidiaries as listed in Item 8 as of and for the year ended December 31, 1998. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedules as listed in Item 14(a) as of and for the year ended December 31, 1998. These consolidated financial statements and financial statement schedules are the responsibility of Torchmark's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

  We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Torchmark Corporation and subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                             KPMG LLP

Birmingham, Alabama
January 29, 1999, except
for Note 18 which is
as of February 10, 1999

                             TORCHMARK CORPORATION
                           CONSOLIDATED BALANCE SHEET
              (Dollar amounts in thousands except per share data)

                                                           December 31,
                                                      ------------------------
                                                         2000         1999
                                                      -----------  -----------
Assets:
 Investments:
  Fixed maturities--available for sale, at fair value
   (amortized cost: 2000--$6,185,500; 1999--
   $5,954,697) ...................................... $ 5,949,515  $ 5,679,795
  Equity securities, at fair value (cost: 2000--$666;
   1999--$37,121)....................................         543       29,189
  Mortgage loans on real estate, at cost (estimated
   fair value: 2000--$118,756; 1999--$94,716)........     118,642       94,599
  Investment real estate, at cost (less allowance for
   depreciation: 2000--$20,024; 1999--$19,490).......      15,483       16,379
  Policy loans.......................................     255,320      244,607
  Other long-term investments........................      31,154       23,054
  Short-term investments.............................     100,546      100,187
                                                      -----------  -----------
   Total investments.................................   6,471,203    6,187,810
 Cash ...............................................      35,089       14,441
 Accrued investment income...........................     119,124      112,475
 Other receivables...................................      74,960       53,458
 Deferred acquisition costs..........................   1,942,161    1,741,570
 Value of insurance purchased........................     133,158      151,752
 Property and equipment, net of accumulated
  depreciation.......................................      38,694       38,761
 Goodwill............................................     390,509      402,584
 Other assets........................................      16,245       15,138
 Separate account assets.............................   3,741,415    3,413,675
                                                      -----------  -----------
   Total assets...................................... $12,962,558  $12,131,664
                                                      ===========  ===========
Liabilities:
 Future policy benefits.............................. $ 5,111,730  $ 4,869,241
 Unearned and advance premiums.......................      90,310       85,344
 Policy claims and other benefits payable............     240,421      215,923
 Other policyholders' funds..........................      80,555       81,919
                                                      -----------  -----------
   Total policy liabilities..........................   5,523,016    5,252,427
 Accrued income taxes................................     423,327      309,271
 Other liabilities...................................     183,908      179,681
 Short-term debt.....................................     329,148      418,394
 Long-term debt (estimated fair value: 2000--
  $362,276; 1999--$378,046)..........................     365,989      371,555
 Separate account liabilities........................   3,741,415    3,413,675
                                                      -----------  -----------
   Total liabilities.................................  10,566,803    9,945,003
Monthly income preferred securities
 (estimated fair value: 2000--$202,000; 1999--
 $193,040;)..........................................     193,395      193,324
Shareholders' equity:
 Preferred stock, par value $1 per share--Authorized
  5,000,000 shares; outstanding: -0- in 2000 and in
  1999...............................................         -0-          -0-
 Common stock, par value $1 per share--Authorized
  320,000,000 shares; outstanding: 147,800,908
  issued, less 21,411,898 held in treasury in 2000
  and 15,804,640 held in treasury in 1999 ...........     147,801      147,801
 Additional paid-in capital..........................     626,530      622,318
 Accumulated other comprehensive income (loss).......    (148,406)    (174,222)
 Retained earnings...................................   2,220,671    1,910,487
 Treasury stock......................................    (644,236)    (513,047)
                                                      -----------  -----------
   Total shareholders' equity........................   2,202,360    1,993,337
                                                      -----------  -----------
   Total liabilities and shareholders' equity........ $12,962,558  $12,131,664
                                                      ===========  ===========

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Amounts in thousands except per share data)

                                                Year Ended December 31,
                                            ----------------------------------
                                               2000        1999        1998
                                            ----------  ----------  ----------
Revenue:
 Life premium.............................  $1,082,125  $1,018,301  $  959,766
 Health premium...........................     911,156     824,816     759,910
 Other premium............................      52,929      40,969      33,954
                                            ----------  ----------  ----------
   Total premium..........................   2,046,210   1,884,086   1,753,630
 Net investment income....................     472,426     447,337     459,558
 Realized investment losses...............      (5,322)   (110,971)    (57,637)
 Other income.............................       2,580       6,443       2,325
                                            ----------  ----------  ----------
   Total revenue..........................   2,515,894   2,226,895   2,157,876
Benefits and expenses:
 Life policyholder benefits...............     711,833     666,122     625,272
 Health policyholder benefits.............     591,022     535,901     482,496
 Other policyholder benefits..............      36,627      34,524      42,508
                                            ----------  ----------  ----------
   Total policyholder benefits............   1,339,482   1,236,547   1,150,276
 Amortization of deferred acquisition
  costs...................................     274,837     247,800     231,024
 Commissions and premium taxes............     150,869     160,655     143,747
 Other operating expense..................     121,186     115,069     117,438
 Amortization of goodwill.................      12,075      12,075      12,075
 Interest expense.........................      54,487      52,341      56,325
                                            ----------  ----------  ----------
   Total benefits and expenses............   1,952,936   1,824,487   1,710,885
Income from continuing operations before
 income taxes, equity in earnings of
 Vesta, extraordinary item, monthly income
 preferred securities dividend, and
 cumulative effect of change in accounting
 principle................................     562,958     402,408     446,991
Income taxes..............................    (190,841)   (134,320)   (154,338)
Equity in earnings (losses) of Vesta......         -0-         -0-      (6,866)
Adjustment to carrying value of Vesta.....         -0-         -0-     (20,234)
Monthly income preferred securities
 dividend (net of tax)....................     (10,284)     (9,158)     (9,777)
                                            ----------  ----------  ----------
   Net income from continuing operations..     361,833     258,930     255,776
Discontinued operations of Waddell & Reed:
 Income from operations (less applicable
  income tax expense of $42,932 in 1998)..         -0-         -0-      47,868
 Loss on disposal (less applicable income
  tax benefit of $571 in 1999 and
  including income tax of $49,840 in
  1998)...................................         -0-      (1,060)    (54,241)
                                            ----------  ----------  ----------
   Net income before extraordinary item
    and cumulative effect of change in
    accounting principle..................     361,833     257,870     249,403
Gain (loss) on redemption of debt (less
 applicable income tax expense of $109 in
 2000 and income tax benefit of $2,672 in
 1998)....................................         202         -0-      (4,962)
                                            ----------  ----------  ----------
   Net income before cumulative effect of
    change in accounting principle........     362,035     257,870     244,441
Cumulative effect of change in accounting
 principle (less applicable income tax
 expense of $8,661).......................         -0-      16,086         -0-
                                            ----------  ----------  ----------
   Net income.............................  $  362,035  $  273,956  $  244,441
                                            ==========  ==========  ==========


                                  (Continued)

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
               CONSOLIDATED STATEMENT OF OPERATIONS--(Continued)
                  (Amounts in thousands except per share data)

                                                               Year Ended
                                                              December 31,
                                                            ------------------
                                                            2000  1999   1998
                                                            ----- -----  -----
Basic net income per share:
 Continuing operations..................................... $2.83 $1.95  $1.83
 Discontinued operations of Waddell & Reed:
  Net income from operations...............................   -0-   -0-    .34
  Loss on disposal.........................................   -0-  (.01)  (.39)
                                                            ----- -----  -----
 Net income before extraordinary item and cumulative effect
  of change in accounting principle........................  2.83  1.94   1.78
  Loss on redemption of debt...............................   -0-   -0-   (.03)
                                                            ----- -----  -----
 Net income before cumulative effect of change in
  accounting principle.....................................  2.83  1.94   1.75
  Cumulative effect of change in accounting principle......   -0-   .12    -0-
                                                            ----- -----  -----
   Net income.............................................. $2.83 $2.06  $1.75
                                                            ===== =====  =====
Diluted net income per share:
 Continuing operations..................................... $2.82 $1.93  $1.81
 Discontinued operations of Waddell & Reed:
  Net income from operations...............................   -0-   -0-    .34
  Loss on disposal.........................................   -0-  (.01)  (.38)
                                                            ----- -----  -----
 Net income before extraordinary item and cumulative effect
  of change in accounting principle........................  2.82  1.92   1.77
  Loss on redemption of debt...............................   -0-   -0-   (.04)
                                                            ----- -----  -----
 Net income before cumulative effect of change in
  accounting principle.....................................  2.82  1.92   1.73
  Cumulative effect of change in accounting principle......   -0-   .12    -0-
                                                            ----- -----  -----
   Net income.............................................. $2.82 $2.04  $1.73
                                                            ===== =====  =====


          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                                   Year Ended December 31,
                                                 -----------------------------
                                                   2000      1999       1998
                                                 --------  ---------  --------
Net income...................................... $362,035  $ 273,956  $244,441
Other comprehensive income:
  Unrealized investment gains (losses):
   Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising
     during period..............................   36,875   (568,398)   54,217
    Reclassification adjustment for (gains)
     losses on securities included in net
     income.....................................   12,089     29,930     8,519
    Reclassification adjustment for amortization
     of (discount) and premium..................   (3,710)    (1,266)   (2,999)
    Foreign exchange adjustment on securities
     marked to market...........................    1,333     (1,159)    1,958
                                                 --------  ---------  --------
   Unrealized gains (losses) on securities......   46,587   (540,893)   61,695
   Unrealized gains (losses) on other
    investments.................................      922         81    (7,551)
   Unrealized gains (losses) on deferred
    acquisition costs...........................   (5,340)    48,380    (3,092)
                                                 --------  ---------  --------
    Total unrealized investment gains (losses)..   42,169   (492,432)   51,052
    Applicable tax..............................  (14,764)   171,760   (17,524)
                                                 --------  ---------  --------
  Unrealized investment gains (losses), net of
   tax..........................................   27,405   (320,672)   33,528
  Foreign exchange translation adjustments,
   other than securities........................   (1,589)     1,949    (2,081)
    Applicable tax..............................      -0-        -0-       -0-
                                                 --------  ---------  --------
  Foreign exchange translation adjustments, net
   of tax.......................................   (1,589)     1,949    (2,081)
  Unrealized gains (losses) on discontinued
   operations...................................      -0-        -0-   (12,100)
    Applicable tax..............................      -0-        -0-     4,235
                                                 --------  ---------  --------
  Unrealized gains (losses) on discontinued
   operations, net of tax.......................      -0-        -0-    (7,865)
                                                 --------  ---------  --------
Other comprehensive income (loss)...............   25,816   (318,723)   23,582
                                                 --------  ---------  --------
    Comprehensive income (loss)................. $387,851  $ (44,767) $268,023
                                                 ========  =========  ========




          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  (Amounts in thousands except per share data)

                                                                  Accumulated
                                                      Additional     Other                                Total
                                 Preferred  Common     Paid-in   Comprehensive  Retained   Treasury   Shareholders'
                                   Stock     Stock     Capital   Income (Loss)  Earnings     Stock       Equity
                                 --------- ---------  ---------- ------------- ----------  ---------  -------------
Year Ended December 31, 1998
----------------------------

Balance at January 1, 1998.....    $-0-    $ 147,849   $187,731    $ 136,926   $1,694,781  $(234,551)  $1,932,736
Comprehensive income...........                                       23,582      244,441                 268,023
Common dividends declared
 ($0.58 a share)...............                                                   (73,304)                (73,304)
Proceeds from Waddell & Reed
 initial public offering.......                         516,138                                           516,138
Distribution of Waddell & Reed.                                                  (174,113)               (174,113)
Minority interest--Waddell
 & Reed initial public
 offering......................                         (90,484)                                          (90,484)
Sale of Family Service.........                                      (16,007)      16,007                     -0-
Acquisition of treasury stock--
 common........................                                                             (125,875)    (125,875)
Grant of deferred stock
 options.......................                             319                                               319
Grant of restricted stock......                          (4,958)                    1,428      3,530          -0-
Conversion of restricted stock
 to Waddell & Reed shares......                  (48)        48                                               -0-
Value of restricted stock
 grants and options............                             865                                               865
Exercise of stock options......                           1,266                    (1,307)     5,264        5,223
                                   ----    ---------   --------    ---------   ----------  ---------   ----------
 Balance at December 31, 1998..     -0-      147,801    610,925      144,501    1,707,933   (351,632)   2,259,528

Year Ended December 31, 1999
----------------------------

Comprehensive loss.............                                     (318,723)     273,956                 (44,767)
Common dividends declared
 ($0.36 a share)...............                                                   (47,739)                (47,739)
Acquisition of treasury stock--
 common........................                                                             (221,878)    (221,878)
Grant of deferred stock
 options.......................                             482                                               482
Lapse of restricted stock
 grant.........................                             364                                 (364)         -0-
Value of restricted stock
 grants and options............                             797                                               797
Exercise of stock options......                           9,750                   (23,663)    60,827       46,914
                                   ----    ---------   --------    ---------   ----------  ---------   ----------
 Balance at December 31, 1999..     -0-      147,801    622,318     (174,222)   1,910,487   (513,047)   1,993,337

Year Ended December 31, 2000
----------------------------

Comprehensive income...........                                       25,816      362,035                 387,851
Common dividends declared
 ($0.36 a share)...............                                                   (45,917)                (45,917)
Acquisition of treasury stock--
 common........................                                                             (147,008)    (147,008)
Grant of deferred stock
 options.......................                             374                                               374
Value of restricted stock
 grants and options............                             675                                               675
Exercise of stock options......                           3,163                    (5,934)    15,819       13,048
                                   ----    ---------   --------    ---------   ----------  ---------   ----------
 Balance at December 31, 2000..    $-0-    $ 147,801   $626,530    $(148,406)  $2,220,671  $(644,236)  $2,202,360
                                   ====    =========   ========    =========   ==========  =========   ==========

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOW
                             (Amounts in thousands)

                                                    Year Ended December 31,
                                                  -----------------------------
                                                    2000      1999      1998
                                                  --------  --------  ---------
Net income......................................  $362,035  $273,956  $ 244,441
Adjustments to reconcile net income to cash
 provided from operations:
  Increase in future policy benefits............   231,973   206,724    173,593
  Increase (decrease) in other policy benefits..    28,100    20,730    (30,593)
  Deferral of policy acquisition costs..........  (462,174) (419,590)  (356,493)
  Amortization of deferred policy acquisition
   costs........................................   274,837   247,800    231,024
  Change in accrued income taxes................    98,028   (30,434)    86,670
  Depreciation..................................     6,859     8,840      7,934
  Realized (gains) losses on sale of
   investments,
   subsidiaries, and properties.................     5,322   110,971     57,637
  Change in accounts payable and other
   liabilities..................................     5,206    43,930      3,753
  Change in receivables.........................   (18,333)   70,119    (20,331)
  Other accruals and adjustments................       921     3,314     19,473
  Adjustment to carrying value of Vesta.........       -0-       -0-     20,234
  Minority interest in income of Waddell & Reed.       -0-       -0-     20,869
  Discontinued operations of Waddell & Reed.....       -0-       -0-    (68,737)
  Change in accounting principle................       -0-   (24,747)       -0-
                                                  --------  --------  ---------
  Cash provided from operations.................  $532,774  $511,613  $ 389,474
                                                  ========  ========  =========

                                  (Continued)


          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOW--(Continued)
                             (Amounts in thousands)

                                               Year Ended December 31,
                                          ------------------------------------
                                             2000        1999         1998
                                          ----------  -----------  -----------
Cash provided from operations............ $  532,774  $   511,613  $   389,474
Cash provided from (used for) investment
 activities:
 Investments sold or matured:
  Fixed maturities available for sale--
   sold..................................    629,111    1,240,652      757,649
  Fixed maturities available for sale--
   matured, called, and repaid...........    226,314      413,264      474,386
  Equity securities......................     39,693          260        3,056
  Mortgage loans.........................      1,347       26,496        8,589
  Real estate............................      2,471      124,173       12,220
  Other long-term investments............        109       11,338       51,903
                                          ----------  -----------  -----------
    Total investments sold or matured....    899,045    1,816,183    1,307,803
 Acquisition of investments:
  Fixed maturities--available for sale... (1,099,179)  (2,118,362)  (1,872,040)
  Equity securities......................        -0-       (3,400)         -0-
  Mortgage loans.........................    (25,372)      (5,421)     (52,921)
  Real estate............................     (1,398)     (29,639)     (35,944)
  Net increase in policy loans...........    (10,713)     (10,842)     (13,445)
  Other long-term investments............       (547)     (10,949)     (20,298)
                                          ----------  -----------  -----------
    Total investments acquired........... (1,137,209)  (2,178,613)  (1,994,648)
 Net (increase) decrease in short-term
  investments............................       (302)     (24,343)     (19,168)
 Repayment of loans to affiliates........        -0-          -0-       (1,390)
 Sale of Family Service..................        -0-          -0-      140,388
 Dispositions of properties..............      1,266        8,091        1,033
 Additions to properties.................     (6,508)      (8,494)      (6,170)
 Dividends from Waddell & Reed...........        -0-          -0-       16,814
                                          ----------  -----------  -----------
Cash used for investment activities......   (243,708)    (387,176)    (555,338)
Cash provided from (used for) financing
 activities:
 Issuance of common stock................      9,886       37,164        3,957
 Additions to debt.......................        -0-       63,152      216,429
 Cash dividends paid to shareholders.....    (46,422)     (48,175)     (82,601)
 Repayments of debt......................    (95,390)     (12,129)    (390,917)
 Acquisition of treasury stock...........   (147,008)    (221,878)    (125,875)
 Proceeds from Waddell & Reed offering...        -0-          -0-      516,138
 Offering proceeds retained by Waddell &
  Reed...................................        -0-          -0-      (35,251)
 Net receipts from deposit product
  operations.............................     10,516       66,950       57,819
                                          ----------  -----------  -----------
Cash provided from (used for) financing
 activities..............................   (268,418)    (114,916)     159,699
 Increase (decrease) in cash.............     20,648        9,521       (6,165)
 Cash at beginning of year...............     14,441        4,920       11,085
                                          ----------  -----------  -----------
 Cash at end of year..................... $   35,089  $    14,441  $     4,920
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

  Basis of Presentation: The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Principles of Consolidation: The financial statements include the results of Torchmark and its wholly-owned subsidiaries. Subsidiaries which are not majority-owned are reported on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

  Realized investment gains and losses and investment income attributable to separate accounts are credited to the separate accounts and have no effect on Torchmark's net income. Investment income attributable to all other insurance policies and products is included in Torchmark's net investment income. Net investment income for the years ended December 31, 2000, 1999, and 1998, included $305.4 million, $287.7 million, and $296.7 million, respectively, which was allocable to policyholder reserves or accounts. Realized investment gains and losses are not allocable to insurance policyholders' liabilities.

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

  Recognition of Premium Revenue and Related Expenses: Premiums for insurance contracts which are not defined as universal life-type according to Statement of Financial Accounting Standards ("SFAS") No. 97 are recognized as revenue over the premium-paying period of the policy. Profits for limited-payment life insurance contracts as defined by SFAS 97 are recognized over the contract period. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Variable annuity products are also assessed an investment management fee and a sales charge. Life premium includes policy charges of $71.4 million, $71.9 million, and $71.7 million for the years ended December 31, 2000, 1999, and 1998,

              (Dollar amounts in thousands except per share data)

Note 1--Significant Accounting Policies (continued)

respectively. Other premium includes annuity policy charges for the years ended December 31, 2000, 1999, and 1998, of $52.2 million, $40.5 million, and $33.5 million, respectively. Profits are also earned to the extent that investment income exceeds policy requirements. The related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of deferred acquisition costs in a manner which recognizes profits as they are earned over the same period.

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

  Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement book values and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Property and Equipment: Property and equipment is reported at cost less allowances for depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from two to ten years for equipment and five to forty years for buildings and improvements. Ordinary maintenance and repairs are charged to income as incurred.

  Impairments: Torchmark accounts for impairments in accordance with the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This standard requires that certain long-lived assets used in Torchmark's business as well as certain intangible assets, including goodwill, be reviewed for impairment when circumstances indicate that these assets may not be recoverable, and further provides how such impairment shall be determined and measured. It also requires that long-lived assets and intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Except for Torchmark's writedown of real estate in 1999, as discussed in Note 3--Investments on page 54 of this report, and Torchmark's writedown of its investment in Vesta Insurance Group ("Vesta") in 1998, as discussed in Note 20--Related Party Transactions on page 81 of this report, there were no significant impairments in the three years ending 2000.

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

  Earnings Per Share: Torchmark presents basic and diluted earnings per share ("EPS") on the face of the income statement and a reconciliation of basic EPS to diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Weighted average common shares outstanding for each period are as follows:
2000--128,089,235, 1999--133,197,023, 1998--139,998,671. Diluted EPS is
calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts which could be exercised or converted into common shares. Weighted average diluted shares outstanding for each period are as follows: 2000--128,353,404, 1999--133,985,943, 1998--
141,351,912.

              (Dollar amounts in thousands except per share data)

Note 2--Statutory Accounting

  Insurance subsidiaries of Torchmark are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders' equity on a statutory basis for the insurance subsidiaries were as follows:

                                      Net Income         Shareholders' Equity
                               Year Ended December 31,      At December 31,
                              -------------------------- ---------------------
                                2000     1999     1998      2000       1999
                              -------- -------- -------- ---------- ----------
   Life insurance subsidiar-
    ies...................... $239,804 $193,253 $260,847   $717,554   $667,168

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

  A reconciliation of Torchmark's insurance subsidiaries' statutory net income to Torchmark's consolidated GAAP net income is as follows:

                                                   Year Ended December 31,
                                                -------------------------------
                                                  2000       1999       1998
                                                ---------  ---------  ---------
      Statutory net income....................  $ 239,804  $ 193,253  $ 260,847
      Deferral of acquisition costs...........    462,174    419,590    356,493
      Amortization of acquisition costs.......   (274,837)  (247,800)  (231,024)
      Differences in insurance policy liabili-
       ties...................................     37,771     80,088     96,412
      Deferred income taxes...................    (84,585)   (63,576)  (107,384)
      Income of noninsurance affiliates.......    (53,631)   (62,711)  (100,758)
      Other...................................     35,339    (44,888)   (30,145)
                                                ---------  ---------  ---------
        GAAP net income.......................  $ 362,035  $ 273,956  $ 244,441
                                                =========  =========  =========

  A reconciliation of Torchmark's insurance subsidiaries' statutory shareholders' equity to Torchmark's consolidated GAAP shareholders' equity is as follows:

                                                              Year Ended
                                                             December 31,
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
      Statutory shareholders' equity.................... $  717,554  $  667,168
      Differences in insurance policy liabilities.......    591,535     587,619
      Deferred acquisition costs........................  1,942,161   1,741,570
      Value of insurance purchased......................    133,158     151,752
      Deferred income taxes.............................   (461,858)   (367,994)
      Debt of parent company............................   (695,137)   (789,949)
      Monthly income preferred securities...............   (193,395)   (193,324)
      Asset valuation reserves..........................     63,945      53,364
      Nonadmitted assets................................     46,331      15,983
      Goodwill..........................................    390,509     402,584
      Market value adjustment on fixed maturities.......   (225,978)   (268,598)
      Other.............................................   (106,465)     (6,838)
                                                         ----------  ----------
       GAAP shareholders' equity........................ $2,202,360  $1,993,337
                                                         ==========  ==========

              (Dollar amounts in thousands except per share data)

Note 3--Investments

                                                   Year Ended December 31,
                                                 -----------------------------
                                                   2000      1999       1998
                                                 --------  ---------  --------
      Investment income is summarized as fol-
       lows:
        Fixed maturities.......................  $445,146  $ 409,695  $410,528
        Equity securities......................       378        488       301
        Mortgage loans on real estate..........     9,281      7,720     9,247
        Investment real estate.................     2,693      7,889     8,332
        Policy loans...........................    16,981     16,308    15,301
        Other long-term investments............     7,637     11,245    19,755
        Short-term investments.................     5,728      4,066     6,089
                                                 --------  ---------  --------
                                                  487,844    457,411   469,553
        Less investment expense................   (15,418)   (10,074)   (9,995)
                                                 --------  ---------  --------
        Net investment income..................  $472,426  $ 447,337  $459,558
                                                 ========  =========  ========
      An analysis of gains (losses) from
       investments is as follows:
        Realized investment gains (losses):
         Fixed maturities......................  $(15,328) $ (30,145) $ (8,519)
         Equity securities.....................     3,239        215       -0-
         Other.................................     6,767    (81,041)  (49,118)
                                                 --------  ---------  --------
                                                   (5,322)  (110,971)  (57,637)
        Adjustment to deferred acquisition
         costs ................................       -0-        -0-       -0-
                                                 --------  ---------  --------
                                                   (5,322)  (110,971)  (57,637)
        Applicable tax.........................     1,863     38,840    20,173
                                                 --------  ---------  --------
        Gains (losses) from investments, net of
         tax...................................  $ (3,459) $ (72,131) $(37,464)
                                                 ========  =========  ========
      An analysis of the net change in
       unrealized investment gains (losses) is
       as follows:
        Equity securities......................  $  7,803  $ (15,519) $ (1,080)
        Fixed maturities available for sale....    38,784   (525,374)   66,526
        Other long-term investments and foreign
         exchange translation adjustments......      (667)     2,028   (46,018)
        Adjustment to deferred acquisition
         costs.................................    (5,340)    48,382    (3,091)
                                                 --------  ---------  --------
                                                   40,580   (490,483)   16,337
        Applicable tax.........................   (14,764)   171,760    (8,762)
                                                 --------  ---------  --------
        Change in unrealized gains (losses),
         net of tax............................  $ 25,816  $(318,723) $  7,575
                                                 ========  =========  ========

              (Dollar amounts in thousands except per share data)

Note 3--Investments (continued)

  A summary of fixed maturities available for sale and equity securities by amortized cost and estimated fair value at December 31, 2000 and 1999 is as follows:

                          Cost or     Gross      Gross                Amount per  % of Total
                         Amortized  Unrealized Unrealized     Fair    the Balance   Fixed
                            Cost      Gains      Losses      Value       Sheet    Maturities
                         ---------- ---------- ----------  ---------- ----------- ----------
2000:
-----
Fixed maturities avail-
 able for sale:
 Bonds:
  U.S. Government direct
   obligations and
   agencies............. $   73,838  $  1,554  $      (4)  $   75,388 $   75,388      1.3%
  GNMAs.................    258,172    10,387       (777)     267,782    267,782      4.5
  Mortgage-backed
   securities, GNMA
   collateral...........      8,454        46        (12)       8,488      8,488      0.1
  Other mortgage-backed
   securities...........    370,257    12,770       (332)     382,695    382,695      6.4
  State, municipalities
   and political
   subdivisions.........    309,812    11,345     (1,849)     319,308    319,308      5.4
  Foreign governments...     46,393     1,328         (2)      47,719     47,719      0.8
  Public utilities......    658,837    13,102    (23,753)     648,186    648,186     10.9
  Industrial and
   miscellaneous........  4,308,625    54,389   (301,684)   4,061,330  4,061,330     68.3
  Asset-backed
   securities...........    148,600       645    (13,192)     136,053    136,053      2.3
 Redeemable preferred
  stocks................      2,512        54        -0-        2,566      2,566      0.0
                         ----------  --------  ---------   ---------- ----------    -----
  Total fixed maturities
   .....................  6,185,500   105,620   (341,605)   5,949,515  5,949,515      100%
Equity securities:
 Common stocks:
  Banks and insurance
   companies............        427        81         (8)         500        500
  Industrial and all
   others...............        239       -0-       (196)          43         43
                         ----------  --------  ---------   ---------- ----------
  Total equity
   securities...........        666        81       (204)         543        543
                         ----------  --------  ---------   ---------- ----------
  Total fixed maturities
   and equity
   securities........... $6,186,166  $105,701  $(341,809)  $5,950,058 $5,950,058
                         ==========  ========  =========   ========== ==========
1999:
-----
Fixed maturities
 available for sale:
 Bonds:
  U.S. Government direct
   obligations and
   agencies............. $   82,550  $    228  $  (1,885)  $   80,893 $   80,893      1.4%
  GNMAs.................    371,374    13,325     (4,027)     380,672    380,672      6.7
  Mortgage-backed
   securities, GNMA
   collateral...........     20,617        99        (41)      20,675     20,675      0.4
  Other mortgage-backed
   securities...........    322,092     1,773     (6,320)     317,545    317,545      5.6
  State, municipalities
   and political
   subdivisions.........    557,250     8,947     (4,972)     561,225    561,225      9.9
  Foreign governments...     57,495     1,338       (317)      58,516     58,516      1.0
  Public utilities......    613,494     1,421    (31,828)     583,087    583,087     10.3
  Industrial and
   miscellaneous........  3,761,683     6,600   (237,284)   3,530,998  3,530,998     62.2
  Asset-backed
   securities...........    165,611        33    (22,055)     143,590    143,590      2.5
 Redeemable preferred
  stocks................      2,531        63        -0-        2,594      2,594      0.0
                         ----------  --------  ---------   ---------- ----------    -----
  Total fixed
   maturities...........  5,954,697    33,827   (308,729)   5,679,795  5,679,795    100.0%
Equity securities:
 Common stocks:
  Banks and insurance
   companies............     36,879     7,289    (15,042)      29,126     29,126
  Industrial and all
   others...............        242       -0-       (179)          63         63
                         ----------  --------  ---------   ---------- ----------
  Total equity
   securities...........     37,121     7,289    (15,221)      29,189     29,189
                         ----------  --------  ---------   ---------- ----------
  Total fixed maturities
   and equity
   securities........... $5,991,818  $ 41,116  $(323,950)  $5,708,984 $5,708,984
                         ==========  ========  =========   ========== ==========

              (Dollar amounts in thousands except per share data)

Note 3--Investments (continued)

  A schedule of fixed maturities by contractual maturity at December 31, 2000 is shown below on an amortized cost basis and on a fair value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

                                        Amortized     Fair
                                           Cost      Value
                                        ---------- ----------
           Fixed maturities available
           for sale:
            Due in one year or less...  $   82,651 $   82,925
            Due from one to five
             years....................     732,004    720,939
            Due from five to ten
             years....................   2,320,303  2,293,072
            Due after ten years.......   2,262,547  2,054,995
                                        ---------- ----------
                                         5,397,505  5,151,931
            Redeemable preferred
             stocks...................       2,512      2,566
            Mortgage-backed and asset-
             backed securities........     785,483    795,018
                                        ---------- ----------
                                        $6,185,500 $5,949,515
                                        ========== ==========

  Proceeds from sales of fixed maturities available for sale were $629 million in 2000, $1.24 billion in 1999, and $758 million in 1998. Gross gains realized on those sales were $8.2 million in 2000, $4.3 million in 1999, and $6.1 million in 1998. Gross losses were $10.7 million in 2000, $36.5 million in 1999, and $20.1 million in 1998. Proceeds from sales of equity securities available for sale were $39.7 million in 2000, $260 thousand in 1999, and -0-in 1998. Gross gains realized on those sales were $6.5 million in 2000, $215 thousand in 1999, and -0- in 1998. Gross losses were $3.2 million in 2000, -0- in 1999, and -0- in 1998.

  Torchmark had $6.7 million and $7.0 million in investment real estate at December 31, 2000 and 1999, respectively, which was nonincome producing during the previous twelve months. These properties consisted primarily of undeveloped land. Torchmark had $3.4 million and $118 thousand in nonincome producing mortgages as of December 31, 2000 and 1999, respectively. As of year-end 2000, Torchmark had $410 thousand in nonincome producing fixed maturities. There were no other long-term investments which were nonincome producing at December 31, 2000.

  In 1999, Torchmark disposed of most of its investment real estate. In the second quarter of 1999, efforts to dispose of these properties revealed that the carrying value of the real estate exceeded its estimated realizable value. For this reason Torchmark wrote down its investment real estate portfolio to its estimated realizable value as of June 30, 1999. This write down resulted in a pretax loss of $64 million, or $41 million after tax. The majority of the investment real estate was sold in two transactions in the latter half of 1999 for total consideration of $123 million, of which $111 million was in cash and the remainder in a ten-year collateralized note. After the sales, Torchmark retained $16.4 million in investment real estate, of which $8 million was included with properties partially occupied by Torchmark subsidiaries. At December 31, 2000, Torchmark owned $15.5 million in investment real estate, of which $7.1 million was included with properties partially occupied by Torchmark subsidiaries.

              (Dollar amounts in thousands except per share data)

Note 4--Property and Equipment

  A summary of property and equipment used in the business is as follows:

                                       December 31, 2000     December 31, 1999
                                     --------------------- ---------------------
                                              Accumulated           Accumulated
                                       Cost   Depreciation   Cost   Depreciation
                                     -------- ------------ -------- ------------
Company occupied real estate........ $ 59,920   $29,956    $ 58,042   $28,440
Data processing equipment...........   22,206    20,884      20,823    19,185
Transportation equipment............    7,430     2,995       7,128     2,525
Furniture and office equipment......   19,315    16,342      17,083    14,165
                                     --------   -------    --------   -------
                                     $108,871   $70,177    $103,076   $64,315
                                     ========   =======    ========   =======

  Depreciation expense on property used in the business was $6.3 million, $5.6 million, and $4.2 million in each of the years 2000, 1999, and 1998, respectively.

Note 5--Deferred Acquisition Costs and Value of Insurance Purchased

  An analysis of deferred acquisition costs and the value of insurance purchased is as follows:

                                  2000                    1999                    1998
                          ----------------------  ----------------------  ----------------------
                           Deferred    Value of    Deferred    Value of    Deferred    Value of
                          Acquisition  Insurance  Acquisition  Insurance  Acquisition  Insurance
                             Costs     Purchased     Costs     Purchased     Costs     Purchased
                          -----------  ---------  -----------  ---------  -----------  ---------
Balance at beginning of
 year...................  $1,741,570   $151,752   $1,502,512   $170,640   $1,371,131   $216,988
 Additions:
  Deferred during peri-
   od:
  Commissions...........     290,597        -0-      246,174        -0-      207,864        -0-
  Other expenses........     171,577        -0-      173,416        -0-      148,629        -0-
                          ----------   --------   ----------   --------   ----------   --------
   Total deferred.......     462,174        -0-      419,590        -0-      356,493        -0-
 Adjustment attributable
  to unrealized invest-
  ment losses(1)........         -0-        -0-       48,380        -0-          -0-        -0-
                          ----------   --------   ----------   --------   ----------   --------
   Total additions......     462,174        -0-      467,970        -0-      356,493        -0-
 Deductions:
  Amortized during peri-
   od...................    (256,243)   (18,594)    (228,912)   (18,888)    (210,287)   (20,737)
  Adjustment
   attributable to
   unrealized investment
   gains(1).............      (5,340)       -0-          -0-        -0-       (3,092)       -0-
  Business disposed.....         -0-        -0-          -0-        -0-      (11,734)   (25,611)
                          ----------   --------   ----------   --------   ----------   --------
   Total deductions.....    (261,583)   (18,594)    (228,912)   (18,888)    (225,113)   (46,348)
                          ----------   --------   ----------   --------   ----------   --------
Balance at end of year..  $1,942,161   $133,158   $1,741,570   $151,752   $1,502,511   $170,640
                          ==========   ========   ==========   ========   ==========   ========

--------
(1) Represents amounts pertaining to investments relating to universal life-type products.

  The amount of interest accrued on the unamortized balance of value of insurance purchased was $9.1 million, $10.5 million, and $13.2 million, for the years ended December 31, 2000, 1999, and 1998, respectively. The average interest rates used for the years ended December 31, 2000, 1999, and 1998, were 6.4%, 6.5%, and 6.8%, respectively. The estimated amortization, net of interest accrued, on the unamortized balance at December 31, 2000 during each of the next five years is: 2001, $16.3 million; 2002, $13.7 million; 2003, $11.8 million; 2004, $10.2 million; and 2005, $8.9 million.

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

  Torchmark accounted for the spin-off of Waddell & Reed as a disposal of a segment. Accordingly, Torchmark's financial statements for 1998 and all prior periods have been modified to present the net assets and operating results of Waddell & Reed as discontinued operations of the disposed segment. The $54 million expense of the spin-off is included in discontinued operations under the caption "Loss on Disposal." The distribution of the Waddell & Reed shares resulted in a reduction in Torchmark's shareholders' equity in the approximate amount of $174 million, consisting of the equity in Waddell & Reed net of the 36% minority Interest.

Note 7--Sale of Family Service

  On June 1, 1998, Torchmark sold Family Service to an unaffiliated insurance carrier. Family Service, which was acquired in 1990, is a preneed funeral insurer. Consideration for the sale was $140 million in cash. Torchmark recorded a pretax realized loss on the sale of approximately $14 million, but incurred a tax expense on the transaction of $9 million. In connection with the sale, Torchmark will continue to service the policies in force of Family Service for the next five years for a fee of $2 million per year plus certain variable processing costs. Through May, 1998, Family Service contributed $25 million in revenues and $5.8 million in pretax income. Invested assets were $778 million and total assets were $828 million at the date of the sale.

Note 8--Supplemental Disclosures for Cash Flow Statement

  The following table summarizes Torchmark's noncash transactions, which are not reflected on the Statement of Cash Flow:

                                                              Year Ended
                                                             December 31,
                                                        ----------------------
                                                         2000   1999    1998
                                                        ------ ------ --------
    Paid-in capital from tax benefit for stock option
     exercises......................................... $3,163 $9,750 $    933
    Deferred option grants.............................    374    482      582
    Distribution of Waddell & Reed stock...............    -0-    -0-  174,113

  The following table summarizes certain amounts paid during the period:

                                                        Year Ended December 31,
                                                       -------------------------
                                                        2000     1999     1998
                                                       ------- -------- --------
    Interest paid..................................... $54,748 $ 52,704 $ 66,911
    Income taxes paid.................................  79,241  148,223  102,753

              (Dollar amounts in thousands except per share data)

Note 9--Future Policy Benefit Reserves

  A summary of the assumptions used in determining the liability for future policy benefits at December 31, 2000 is as follows:

                           Individual Life Insurance

Interest assumptions:

                                                  Percent of
           Years of Issue      Interest Rates     Liability
           --------------   --------------------- ----------
           1917-2000                        3.00%      2%
           1947-1954                        3.25%      1
           1927-1989                        3.50%      1
           1955-1961                        3.75%      1
           1925-2000                        4.00%     10
           1962-1969        4.50% graded to 4.00%      2
           1970-1980        5.50% graded to 4.00%      3
           1970-2000                        5.50%      1
           1929-2000                        6.00%     20
           1986-1994        7.00% graded to 6.00%     12
           1954-2000        8.00% graded to 6.00%     12
           1951-1985        8.50% graded to 6.00%      8
                2000                        7.00%      1
           1980-1987        8.50% graded to 7.00%      1
           1984-2000           Interest Sensitive     25
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

                          Individual Health Insurance

Interest assumptions:

                                                  Percent of
           Years of Issue      Interest Rates     Liability
           --------------   --------------------- ----------
           1962-2000                        3.00%      4%
           1982-2000                        4.50%      3
           1993-2000                        6.00%     23
           1986-1992        7.00% graded to 6.00%     44
           1955-2000        8.00% graded to 6.00%     20
           1951-1986        8.50% graded to 6.00%      6
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

Overall Interest Assumptions

  The overall average interest assumption for determining the liability for future life and health insurance benefits in 2000 was 6.1%.

Note 10--Liability for Unpaid Health Claims

  Activity in the liability for unpaid health claims is summarized as follows:

                                                      Year ended December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
     Balance at beginning of year:.................. $162,137 $145,802 $178,989
     Incurred related to:
      Current year..................................  603,641  555,595  518,993
      Prior year....................................    6,365    8,297   (2,670)
                                                     -------- -------- --------
     Total incurred.................................  610,006  563,892  516,323
     Paid related to:
      Current year..................................  440,370  364,623  342,084
      Prior year....................................  148,626  182,934  207,426
                                                     -------- -------- --------
     Total paid.....................................  588,996  547,557  549,510
                                                     -------- -------- --------
     Balance at end of year......................... $183,147 $162,137 $145,802
                                                     ======== ======== ========

  The liability for unpaid health claims is included with "Policy claims and other benefits payable" on the Consolidated Balance Sheet.

              (Dollar amounts in thousands except per share data)

Note 11--Income Taxes

  Torchmark and its subsidiaries file a life-nonlife consolidated federal income tax return.

  Total income taxes were allocated as follows:

                                                    Year Ended December 31,
                                                  -----------------------------
                                                    2000      1999       1998
                                                  --------  ---------  --------
   Income from continuing operations............  $190,841  $ 134,320  $154,338
   Discontinued operations......................       -0-       (571)   92,772
   Monthly income preferred securities dividend.    (5,538)    (4,932)   (5,265)
   Shareholders' equity:
    Unrealized gains (losses)...................    14,807   (171,757)    8,540
    Tax basis compensation expense (from the
     exercise of stock options) in excess of
     amounts recognized for financial reporting
     purposes...................................    (3,164)    (9,751)     (933)
   Other........................................    (3,803)    (1,274)   (1,964)
                                                  --------  ---------  --------
                                                  $193,143  $ (53,965) $247,488
                                                  ========  =========  ========

  Income tax expense attributable to income from continuing operations consists of:

                                                      Year ended December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
   Current income tax expense....................... $116,773 $ 85,917 $118,827
   Deferred income tax expense......................   74,068   48,403   35,511
                                                     -------- -------- --------
                                                     $190,841 $134,320 $154,338
                                                     ======== ======== ========

  In 2000, 1999, and 1998, deferred income tax expense was incurred because of certain differences between net operating income before income taxes as reported on the consolidated statement of operations and taxable income as reported on Torchmark's income tax returns. As explained in Note 1, these differences caused the financial statement book values of some assets and liabilities to be different from their respective tax bases.

  The effective income tax rate differed from the expected 35% rate as shown below:

                                            Year ended December 31,
                                     -------------------------------------------
                                       2000     %     1999     %     1998     %
                                     --------  ---  --------  ---  --------  ---
   Expected income taxes............ $197,035   35% $140,843   35% $156,447   35%
   Increase (reduction) in income
    taxes resulting from:
    Tax-exempt investment income....   (9,546)  (2)   (8,798)  (2)   (7,111)  (2)
    Equity in earnings of Vesta.....      -0-            -0-         (9,485)  (2)
    Sale of Family Service..........      -0-            -0-         13,460    3
    Other...........................    3,352    1     2,275    1     1,027    1
                                     --------  ---  --------  ---  --------  ---
   Income taxes..................... $190,841   34% $134,320   34% $154,338   35%
                                     ========  ===  ========  ===  ========  ===

              (Dollar amounts in thousands except per share data)

Note 11--Income Taxes (continued)

  The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
Deferred tax assets:
 Unrealized investment losses................................ $ 74,626 $ 89,433
 Present value of future policy surrender charges............   39,964   28,534
 Carryover of nonlife net operating losses and life-nonlife
  capital losses.............................................   28,227   18,044
 Other assets and other liabilities, principally due to the
  current nondeductibility of certain accrued expenses for
  tax purposes...............................................   30,062   42,458
                                                              -------- --------
 Total gross deferred tax assets.............................  172,879  178,469
Deferred tax liabilities:
 Deferred acquisition costs..................................  492,267  445,266
 Future policy benefits, unearned and advance premiums, and
  policy claims..............................................  104,314   69,314
 Other.......................................................   14,666   12,553
                                                              -------- --------
 Total gross deferred tax liabilities........................  611,247  527,133
                                                              -------- --------
Net deferred tax liability................................... $438,368 $348,664
                                                              ======== ========

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

              (Dollar amounts in thousands except per share data)

Note 12--Postretirement Benefits

  Pension Plans: Torchmark has noncontributory retirement benefit plans and contributory savings plans which cover substantially all employees. There is also a nonqualified noncontributory excess benefit pension plan which covers certain employees. The total cost of these retirement plans charged to operations was as follows:

                                                  Defined Excess
                                       Defined    Benefit Benefit
           Year Ended                Contribution Pension Pension
          December 31,                  Plans      Plans   Plan
          ------------               ------------ ------- -------
           2000....................     $3,097    $2,148   $462
           1999....................      2,775     2,889    480
           1998....................      1,530     2,875    399

  Torchmark accrues expense for the defined contribution plans based on a percentage of the employees' contributions. The plans are funded by the employee contributions and a Torchmark contribution equal to the amount of accrued expense. Plan contributions are both mandatory and discretionary, depending on the terms of the plan.

  Cost for the defined benefit pension plans has been calculated on the projected unit credit actuarial cost method. Contributions are made to the pension plans subject to minimums required by regulation and maximums allowed for tax purposes. Accrued pension expense in excess of amounts contributed has been recorded as a liability in the financial statements and was $9.5 million and $7.5 million at December 31, 2000 and 1999, respectively. The plans covering the majority of employees are organized as trust funds whose assets consist primarily of investments in marketable long-term fixed maturities and equity securities which are valued at market.

  The excess benefit pension plan provides the benefits that an employee would have otherwise received from a defined benefit pension plan in the absence of the Internal Revenue Code's limitation on benefits payable under a qualified plan. Although this plan is unfunded, pension cost is determined in a similar manner as for the funded plans. Liability for the excess benefit plan was $4.6 million and $4.7 million at December 31, 2000 and 1999, respectively.

  Net periodic pension cost for the defined benefit plans by expense component was as follows:

                                                    Year Ended December 31,
                                                    --------------------------
                                                      2000     1999     1998
                                                    --------  -------  -------
      Service cost--benefits earned during the pe-
       riod.......................................  $  5,142  $ 5,133  $ 4,555
      Interest cost on projected benefit obliga-
       tion.......................................     8,763    8,260    7,595
      Expected return on assets...................   (10,639)  (9,892)  (8,598)
      Amortization of prior service cost..........        78       59       56
      Recognition of net actuarial (gain)/loss....      (734)    (191)    (334)
                                                    --------  -------  -------
       Net periodic pension cost..................  $  2,610  $ 3,369  $ 3,274
                                                    ========  =======  =======

              (Dollar amounts in thousands except per share data)

Note 12--Postretirement Benefits (continued)

  Torchmark adopted FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, that was effective for year-end 1998. In accordance with this Standard, the following table presents a reconciliation from the beginning to the end of the year of the benefit obligation and plan assets. This table also presents a reconciliation of the plans' funded status with the amounts recognized on Torchmark's balance sheet.

                                                             Pension Benefits
                                                               For the year
                                                                   ended
                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
       Changes in benefit obligation:
       Obligation at beginning of year.....................  $104,581  $109,720
       Service cost........................................     5,142     5,133
       Interest cost.......................................     8,763     8,260
       Amendments..........................................       -0-        74
       Actuarial loss (gain)...............................     7,812    (5,430)
       Benefits paid.......................................   (12,076)  (13,176)
                                                             --------  --------
       Obligation at end of year...........................   114,222   104,581
       Changes in plan assets:
       Fair value at beginning of year.....................   132,779   123,289
       Return on assets....................................    18,038    20,381
       Contributions.......................................       577     2,285
       Benefits paid.......................................   (12,076)  (13,176)
                                                             --------  --------
       Fair value at end of year...........................   139,318   132,779
                                                             --------  --------
       Funded status at year end...........................    25,096    28,198
       Unrecognized amounts at year end:
       Unrecognized actuarial loss (gain)..................   (39,657)  (40,764)
       Unrecognized prior service cost.....................       787       865
       Unrecognized transition obligation..................       (75)     (115)
                                                             --------  --------
       Net amount recognized at year end...................  $(13,849) $(11,816)
                                                             ========  ========
       Amounts recognized consist of:
       Prepaid benefit cost................................  $    323  $    243
       Accrued benefit liability...........................   (14,491)  (12,418)
       Intangible asset....................................       319       359
                                                             --------  --------
       Net amount recognized at year end...................  $(13,849) $(11,816)
                                                             ========  ========

  The weighted average assumed discount rates used in determining the actuarial benefit obligations were 7.5% in both 2000 and 1999. The rate of assumed compensation increase was 4.5% in both 2000 and 1999 and the expected long-term rate of return on plan assets was 9.2% in both 2000 and 1999.

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

              (Dollar amounts in thousands except per share data)

Note 12--Postretirement Benefits (continued)

  The components of net periodic postretirement benefit cost for plans other than pensions are as follows:

                                                               Year Ended
                                                              December 31,
                                                             -----------------
                                                             2000   1999  1998
                                                             -----  ----  ----
       Service cost......................................... $ 301  $239  $249
       Interest cost on accumulated postretirement benefit
        obligation..........................................   508   380   493
       Expected return on plan assets.......................   -0-   -0-   -0-
       Amortization of prior service cost...................  (161) (216) (206)
       Recognition of net actuarial (gain)/loss.............   (39) (234)  (75)
                                                             -----  ----  ----
       Net periodic postretirement benefit cost............. $ 609  $169  $461
                                                             =====  ====  ====

  The following table presents a reconciliation of the benefit obligation and plan assets from the beginning to the end of the year and a reconciliation of the funded status to the accrued benefit liability:

                                              Benefits Other Than Pensions
                                             For the year ended December 31,
                                                   2000              1999
                                             ----------------   ---------------
     Changes in benefit obligation:
     Obligation at beginning of year........  $         5,615   $         6,849
     Service cost...........................              301               239
     Interest cost..........................              508               380
     Amendments.............................              -0-               -0-
     Actuarial loss (gain)..................            1,780            (1,324)
     Benefits paid..........................             (674)             (529)
                                              ---------------   ---------------
     Obligation at end of year..............            7,530             5,615
     Changes in plan assets:
     Fair value at beginning of year........              -0-               -0-
     Return on assets.......................              -0-               -0-
     Contributions..........................              674               529
     Benefits paid..........................             (674)             (529)
                                              ---------------   ---------------
     Fair value at end of year..............              -0-               -0-
                                              ---------------   ---------------

      Funded status at year end.............           (7,530)           (5,615)

     Unrecognized amounts at year end:
     Unrecognized actuarial loss (gain).....             (530)           (2,349)
     Unrecognized prior service cost........             (129)             (290)
                                              ---------------   ---------------

      Net amount recognized at year end as
       accrued benefit liability............  $        (8,189)  $        (8,254)
                                              ===============   ===============

  For measurement purposes, a range of 7.0% to 10.0% annual rate of increase in per capita cost of covered healthcare benefits was assumed for 2000. These rates grade to ranges of 4.5% to 5.5% by the year 2010. The health care cost trend rate assumption has a significant effect on the amounts reported, as illustrated in the following table which presents the effect of a one percentage point increase and decrease on the service and interest cost components and the benefit obligation:

                                                          Change in Trend Rate
                                                         -----------------------
   Effect on:                                            1% Increase 1% Decrease
   ----------                                            ----------- -----------
   Service and interest cost components.................    $ 77        $ 68
   Benefit obligation...................................     609         536

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 2000 and 7.15% in 1999.

              (Dollar amounts in thousands except per share data)

Note 13--Debt

  An analysis of debt at carrying value is as follows:

                                                     December 31,
                                       -----------------------------------------
                                               2000                 1999
                                       -------------------- --------------------
                                       Short-term Long-term Short-term Long-term
                                          Debt      Debt       Debt      Debt
                                       ---------- --------- ---------- ---------
  Senior Debentures, due 2009.........            $ 99,450             $ 99,450
  Notes, due 2023.....................             173,675              177,540
  Notes, due 2013.....................              92,864               94,565
  Commercial paper....................  $329,148             $418,394
                                        --------  --------   --------  --------
                                        $329,148  $365,989   $418,394  $371,555
                                        ========  ========   ========  ========

  The amount of debt that becomes due during each of the next five years is:
2001, $329,148, and 2002-2005, $0.

  The Senior Debentures, remaining principal amount of $99 million, are due August 15, 2009. They bear interest at a rate of 8 1/4%, with interest payable on February 15 and August 15 of each year. The Senior Debentures are not redeemable at the option of Torchmark prior to maturity and have equal priority with other Torchmark unsecured indebtedness.

  The Notes, due May 15, 2023, were issued in May, 1993 in the principal amount of $200 million. Proceeds of the issue, net of issue costs, were $196 million. Interest is payable on May 15 and November 15 of each year at a rate of 7 7/8%. In 1998 and 1999, $10.8 million and $7.6 million principal amount were purchased in the open market at a cost of $10.6 million and $7.9 million respectively by Torchmark subsidiary companies, which in turn sold them to the parent company in 2000 for $16.6 million. An additional $4.6 million principal amount was purchased by the parent company in the open market at a cost of $4.2 million. An after-tax gain on the redemption of debt of $166 thousand was recorded in the fourth quarter of 2000. These notes are not callable prior to maturity and have equal priority with other Torchmark unsecured indebtedness.

  The Notes, due August 1, 2013, were issued in July, 1993 in the principal amount of $100 million for net proceeds of $98 million. Interest is payable on February 1 and August 1 of each year at a rate of 7 3/8%. In March, 1999, $4.0 million principal amount was purchased in the open market at a cost of $4.1 million by a Torchmark insurance subsidiary, which in turn sold it to the parent company in 2000 for $3.7 million. In the fourth quarter of 2000, Torchmark purchased $2.0 million principal amount in the open market at a cost of $1.9 million. An after-tax gain on the redemption of debt of $36 thousand was recorded in the fourth quarter of 2000. These notes are not callable prior to maturity and have equal priority with other Torchmark unsecured indebtedness.

  Torchmark has entered into a revolving credit agreement with a group of lenders under which it may borrow on an unsecured basis up to $600 million. The commitment matures October 22, 2002. Borrowings are at interest rates selected by Torchmark based on either the corporate base rate or the Eurodollar rate at the time of borrowing. At December 31, 2000 and December 31, 1999 there were no borrowings under the revolving credit agreement. The revolving credit agreement is also designed to back up a commercial paper program. The short-term borrowings under the revolving credit agreements and in the commercial paper market averaged $370 million during 2000, and were made at an average yield of 6.32%. At December 31, 2000, commercial paper was outstanding in the face amount of $331 million. Torchmark is subject to certain covenants for the revolving credit agreements regarding capitalization and earnings, for which it was in compliance at December 31, 2000, and pays a facility fee based on size of the line. Including fees, the average borrowing cost during 2000 was 6.47%.

              (Dollar amounts in thousands except per share data)

Note 13--Debt (continued)

  In the first quarter of 1998, Torchmark repaid $20 million principal amount of its 8 5/8% Sinking Fund Debentures due March 1, 2017, through a sinking fund payment of which $8 million was mandatory and $12 million was elective under the terms of the issue. The remaining $160 million principal amount was called by Torchmark on April 1, 1998, at a prevailing call price of 103.76, or $166 million. An after-tax loss on the redemption of debt of $5 million was recorded in the second quarter of 1998. These payments were made from additional commercial paper borrowings.

  Torchmark also had $200 million principal amount 9 5/8% Senior Notes which matured on May 1, 1998. The principal amount with accrued interest was repaid from additional commercial paper borrowings.

  Interest in the amount of $0, $284 thousand, and $2.4 million was capitalized during 2000, 1999, and 1998, respectively.

Note 14--Monthly Income Preferred Securities

  In October, 1994, Torchmark, through its wholly-owned finance subsidiary, Torchmark Capital L.L.C., completed a public offering of eight million shares of 9.18% MIPS at a face amount of $200 million. The securities are subject to a mandatory redemption in full at September 30, 2024, although Torchmark may elect to extend the MIPS for up to an additional 20 years if certain conditions are met. They have been redeemable at Torchmark's option since September 30, 1999. Torchmark subsequently entered into a ten-year swap agreement with an unaffiliated party whereby Torchmark agreed to pay a variable rate on the $200 million face amount in exchange for payment of the fixed dividend. In a related transaction, Torchmark purchased a five-year cap on the swap agreement that expired on September 30, 1999. The variable interest rate was 8.03% at December 31, 2000 and 7.00% at December 31, 1999. The swap is accounted for as a free-standing derivative and is marked to market value at the end of each accounting period. The market value of the swap agreement was a benefit of $14.3 million at December 31, 2000 and $6.7 million at December 31, 1999. Torchmark changed its method of accounting for this swap agreement during 1999. Refer to Note 15--Change in Accounting Principle below for more information on this change in accounting principle.

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

              (Dollar amounts in thousands except per share data)

Note 16--Shareholders' Equity

  Share Data: A summary of preferred and common share activity is as follows:

                                      Preferred Stock      Common Stock
                                      --------------- ------------------------
                                             Treasury               Treasury
                                      Issued  Stock     Issued        Stock
                                      ------ -------- -----------  -----------

1998:
 Balance at January 1, 1998..........  -0-     -0-    147,848,908   (7,808,468)
 Issuance of common stock due to
  exercise of stock options..........                                  175,240
 Issuance of common stock due to
  restricted stock grant.............                                  117,500
 Treasury stock acquired.............                               (3,436,205)
 Restricted shares converted to
  Waddell & Reed shares..............                     (48,000)
                                       ---     ---    -----------  -----------
 Balance at December 31, 1998........  -0-     -0-    147,800,908  (10,951,933)
1999:
 Issuance of common stock due to
  exercise of stock options..........                                1,898,524
 Treasury stock acquired.............                               (6,742,606)
 Lapse of unvested stock grant.......                                   (8,625)
                                       ---     ---    -----------  -----------
 Balance at December 31, 1999........  -0-     -0-    147,800,908  (15,804,640)
2000:
 Issuance of common stock due to
  exercise of stock options..........                                  523,742
 Treasury stock acquired.............                               (6,131,000)
                                       ---     ---    -----------  -----------
 Balance at December 31, 2000........  -0-     -0-    147,800,908  (21,411,898)
                                       ===     ===    ===========  ===========

                                     At December 31, 2000  At December 31, 1999
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
 Authorized shares.................. 5,000,000 320,000,000 5,000,000 320,000,000

  Acquisition of Common Shares: Torchmark shares are acquired from time to time through open market purchases under the Torchmark stock repurchase program when it is believed to be the best use of Torchmark's funds and for future employee stock option exercises. Share repurchases under this program were 6.1 million shares at a cost of $147 million in 2000, 6.7 million shares at a cost of $222 million in 1999, and 3.4 million shares at a cost of $126 million in 1998.

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

  Restrictions: Restrictions exist on the flow of funds to Torchmark from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. These restrictions generally limit the payment of dividends by insurance subsidiaries to statutory net gain from operations before realized capital gains or losses on an annual noncumulative basis in the absence of special approval. Additionally, insurance companies are not permitted to distribute the excess of shareholders' equity as determined on a GAAP basis over that determined on a statutory basis. In 2001, $240 million will be available to Torchmark for dividends from insurance subsidiaries in compliance with statutory regulations without prior regulatory approval.

              (Dollar amounts in thousands except per share data)

Note 16--Shareholders' Equity (continued)

  Earnings Per Share: A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

                                               2000        1999        1998
                                            ----------- ----------- -----------
Basic weighted average shares outstanding.. 128,089,235 133,197,023 139,998,671
Weighted average dilutive options
 outstanding...............................     264,169     788,920   1,353,241
                                            ----------- ----------- -----------
Diluted weighted average shares
 outstanding............................... 128,353,404 133,985,943 141,351,912
                                            =========== =========== ===========

  Options outstanding considered to be anti-dilutive totaled 7,497,546, 5,013,990, and -0- as of December 31, 2000, 1999, and 1998, respectively, and are excluded from the calculation of diluted earnings per share. Income available to common shareholders for basic earnings per share is equivalent to income available to common shareholders for diluted earnings per share.


Note 17--Employee Stock Options

  Certain employees, directors, and consultants have been granted options to buy shares of Torchmark stock, generally at the market value of the stock on the date of grant, under the provisions of the various Torchmark stock option plans. The options are exercisable during the period commencing from the date they vest until expiring ten years and two days or eleven years after grant. Employee and consultant stock options generally vest one-half in two years and one-half in three years. Formula-based director grants generally vest in six months. Grants in September, 1997 and November, 1999 vested immediately for all optionees other than those subject to SEC Section 16(a) reporting, whose options vest in six months. A grant in December, 2000 vests in six months. Stock options awarded in connection with compensation deferrals by certain directors and executives vest over ten years. Torchmark generally issues shares for the exercise of stock options out of treasury stock.

  An analysis of shares available for grant is as follows:

                                                  Available for Grant
                                            ----------------------------------
                                               2000        1999        1998
                                            ----------  ----------  ----------
   Balance at January 1.................... 10,869,220  13,192,506   2,434,004
   1998 Stock Incentive Plan...............                         14,000,000
   Approval of Executive Deferred and
    Director Plan grants...................                           (216,481)
   Grant of restricted stock(1)............                           (117,500)
   Lapse of restricted stock grants(1).....                  8,625
   Expired.................................      1,100      70,760      13,700
   Closure of option plans(2)..............                         (2,113,723)
   Other grants............................ (1,394,253) (2,402,671)   (807,494)
                                            ----------  ----------  ----------
   Balance at December 31..................  9,476,067  10,869,220  13,192,506
                                            ==========  ==========  ==========

--------
(1) This stock grant was made from the 1987 Stock Incentive Plan. The retirement of an employee during 1999 resulted in the lapse of unvested grants.
(2) The 1987 Stock Incentive Plan, the 1998 Directors' Stock Option Plan, and the 1998 Executive Deferred Compensation Stock Option Plan were closed in 1998.

  Torchmark accounts for its employee stock options in accordance with SFAS 123 Accounting for Stock-Based Compensation, which defines a "fair value method" of measuring and accounting for employee stock options. This standard also allows accounting for such options under the "intrinsic value method" in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. If a company elects to use the intrinsic value method, then pro forma disclosures of earnings and earnings per share are required as if the fair value method of accounting was applied. The effects of applying SFAS 123 in the pro forma disclosures are not necessarily indicative of future amounts.

              (Dollar amounts in thousands except per share data)

Note 17--Employee Stock Options (continued)

  Torchmark has elected to account for its stock options under the intrinsic value method as outlined in APB 25. The fair value method requires the use of an option valuation model, such as the Black-Scholes option valuation model, to value employee stock options, upon which compensation expense is based. The Black-Scholes option valuation model was not developed for use in valuing employee stock options. Instead, this model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Torchmark's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the existing models do not provide a reliable measure of the fair value of its employee stock options. Under the intrinsic value method, compensation expense for Torchmark's option grants is only recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant.

  The fair value for Torchmark's employee stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999, and 1998:

                                                        2000     1999     1998
                                                      -------- -------- --------
   Risk-free interest rate...........................    5.1%     6.0%     4.8%
   Dividend yield....................................    1.0%     1.2%     1.1%
   Volatility factor.................................   32.5     25.6     22.8
   Weighted average expected life (in years).........   4.77     4.66     4.71

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Torchmark's pro forma information follows (in thousands except for earnings per share information):

                                                        2000     1999     1998
                                                      -------- -------- --------
   Pro forma net income.............................. $357,423 $262,433 $245,383
   Pro forma basic net income per share..............     2.79     1.97     1.75
   Pro forma diluted net income per share............     2.78     1.96     1.74

  On November 15, 1999, Torchmark executed a stock option exercise and restoration program through which 80 Torchmark directors and employees exercised vested stock options and received a reduced number of replacement options at current market price. This program resulted in the issuance of 1.8 million shares, of which 1.2 million shares were immediately sold by the directors and employees through the open market to cover the cost of the purchased shares and related taxes. Another restoration program was effected on December 20, 2000 involving two employees who were not able to participate in the 1999 restoration program. They exercised vested options for 433 thousand shares, resulting in the issuance of 433 thousand shares, of which 283 thousand shares were sold by the employee to pay the exercise price and minimum withholding taxes. As a result of these restoration programs, management's ownership interest increased, and Torchmark received a significant current tax benefit from the exercise of the options.

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

  A summary of Torchmark's stock option activity and related information for the years ended December 31, 2000, 1999, and 1998 follows:

                                     2000                        1999                         1998
                          --------------------------- ---------------------------- ----------------------------
                                     Weighted Average             Weighted Average             Weighted Average
                           Options    Exercise Price   Options     Exercise Price   Options     Exercise Price
                          ---------  ---------------- ----------  ---------------- ----------  ----------------
Outstanding-beginning
 of year................  7,661,787       $30.14       7,228,400       $27.04       7,241,050       $29.76
Granted.................  1,394,253        36.37       2,402,671        31.36       1,023,975        34.97
Exercised...............   (523,742)       18.89      (1,898,524)       19.80        (175,240)       22.58
Expired.................     (1,100)       28.84         (70,760)       32.98         (13,700)       29.19
Reduction due to Waddell
 & Reed spinoff.........                                                           (7,249,129)       30.20
Addition due to Waddell
 & Reed spinoff.........                                                            6,401,444        26.16
                          ---------       ------      ----------                   ----------
Outstanding-end of year.  8,531,198        31.85       7,661,787        30.14       7,228,400        27.04
                          =========       ======      ==========                   ==========
Exercisable at end of
 year...................  5,345,265        31.54       4,243,254        29.37       5,038,081        26.24

  The weighted average fair value of options granted during the years ended December 31, 2000, 1999, and 1998 were $12.05, $9.29, and $8.88, respectively.

              (Dollar amounts in thousands except per share data)

Note 17--Employee Stock Options (continued)

  The following table summarizes information about stock options outstanding at December 31, 2000:

                                                                        Contract
       Exercise                              Number      Number       Termination
         Price            Grant Date       Outstanding Exercisable        Date
       --------           ----------       ----------- -----------    -----------
             4.86419  October 1, 1993           6,416       6,416  October 3, 2003
             5.63977  October 1, 1993           5,016       5,016  October 3, 2003
   14.55172-14.58579  December 16, 1994        25,080      25,080  December 18, 2004
            14.55222  December 7, 1992          1,694       1,694  December 9, 2002
   14.55659-14.57130  December 14, 1993         6,337       6,337  December 16, 2003
            14.57573  October 1, 1993           1,526       1,526  October 3, 2003
             14.7127  December 12, 1991        13,802      13,802  December 14, 2001
            14.92781  January 3, 1995           7,010       7,010  January 5, 2005
            15.94885* December 18, 1996        46,000      10,000  December 18, 2007
            16.42468  January 2, 1992          21,029      21,029  January 4, 2002
    18.56413-18.5922  December 20, 1995       137,467     137,467  December 22, 2005
              18.618  December 14, 1993        25,702      25,702  December 16, 2003
            19.26091  January 2, 1996           7,010       7,010  January 4, 2006
     19.26091-19.276  January 3, 1994          13,010      13,010  January 5, 2004
             19.8125  February 29, 2000        22,355      22,355  March 2, 2010
             19.8125  February 29, 2000         8,546           0  February 28, 2011
   21.29257-21.30859  December 16, 1996       430,966     430,966  December 18, 2006
   21.50657-21.50770  January 2, 1997          65,422      65,422  January 4, 2007
            21.52056  January 2, 1997          14,534       1,817  January 2, 2008
   22.14864-22.16198  January 31, 1997        140,927      34,629  January 31, 2008
            22.25559  December 7, 1992         14,484      14,484  December 9, 2002
    24.7174-24.72794  January 4, 1993          13,010      13,010  January 6, 2003
               25.75  January 18, 2000          6,309           0  January 18, 2011
              27.325  January 17, 2000          6,011           0  January 17, 2011
               27.75  January 4, 2000          19,071           0  January 4, 2011
             27.8125  December 21, 1999     1,059,150           0  December 23, 2009
             27.8125  December 21, 1999        75,663       8,565  December 21, 2010
             28.3125  January 3, 2000          11,315           0  January 3, 2011
             28.3125  January 3, 2000          48,000      48,000  January 3, 2011
   33.27631-33.28237  December 24, 1997       315,243     315,243  December 26, 2007
             33.4375  December 16, 1998       648,600     334,550  December 18, 2008
             33.4375  December 16, 1998       115,590      23,119  December 16, 2009
      33.4903-33.497  September 25, 1997    2,419,322   2,419,322  September 27, 2007
            33.54382  January 9, 1998          12,984       2,597  January 9, 2009
             33.9375  January 11, 1999         51,025       5,103  January 11, 2010
               34.50  November 15, 1999     1,173,733   1,173,733  November 17, 2009
               34.75  December 30, 1998        39,659       7,932  December 30, 2009
            35.63037  February 16, 1998        12,056       2,411  February 16, 2009
   36.11175-36.11284  January 2, 1998         152,709      94,355  January 4, 2008
            36.37928  February 10, 1998        11,357       2,271  February 10, 2009
            36.43278  February 4, 1998         11,412       2,282  February 4, 2009
               36.50  January 4, 1999          42,000      42,000  January 6, 2009
              37.375  December 20, 2000       955,600           0  December 22, 2010
              37.375  December 20, 2000       263,052           0  December 22, 2010
              37.375  December 20, 2000        53,994           0  December 20, 2011
                                            ---------   ---------
                                            8,531,198   5,345,265
                                            =========   =========

--------
* Issued when the market price was $24.8125. Option price at that time (prior to the Waddell & Reed spin-off adjustment) was $18.61.

              (Dollar amounts in thousands except per share data)

Note 18--Commitments and Contingencies


  Reinsurance: Insurance affiliates of Torchmark reinsure that portion of insurance risk which is in excess of their retention limits. Retention limits for ordinary life insurance range up to $2.5 million per life. Life insurance ceded represents less than 1.0% of total life insurance in force at December 31, 2000. Insurance ceded on life and accident and health products represents
 .7% of premium income for 2000. Torchmark would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

  Insurance affiliates also assume insurance risks of other companies. Life reinsurance assumed represents 2.2% of life insurance in force at December 31, 2000 and reinsurance assumed on life and accident and health products represents 1.7% of premium income for 2000.

  Leases: Torchmark leases office space and office equipment under a variety of operating lease arrangements. These leases contain various renewal options, purchase options, and escalation clauses. Rental expense for operating leases was $3.3 million in 2000, $3.4 million in 1999, and $3.2 million in 1998. Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 2000 are as follows: 2001, $1.9 million; 2002, $1.5 million; 2003, $911 thousand; 2004, $431 thousand; 2005, $227 thousand and in the aggregate, $5.2 million.

  Concentrations of Credit Risk: Torchmark maintains a highly diversified investment portfolio with limited concentration in any given region, industry, or economic characteristic. At December 31, 2000, the investment portfolio consisted of the following:

                                                                  Percent of
     Type of Investment                                           Portfolio
     ------------------                                           ----------
     Investment-grade corporate bonds                                 70%
     Nongovernment-guaranteed mortgage-backed securities               6
     Securities of the U.S. government or U.S. government-backed
      securities                                                       5
     Securities of state and municipal governments                     5
     Noninvestment-grade securities                                    5
     Policy loans, which are secured by the underlying insurance
      policy values                                                    4
     Mortgages                                                         2
     Short-term investments, which generally mature within one
      month                                                            2
     Securities of foreign governments, equity securities, real
      estate, and other long-term investments                          1

  Investments in municipal governments and corporations are made throughout the U.S. with no concentration in any given state. Most of the investments in foreign government securities are in Canadian government obligations. Corporate debt investments are made in a wide range of industries. At December 31, 2000, 3% or more of the portfolio was invested in the following industries:

                                           Percent of
     Industry                              Portfolio
     --------                              ----------
     Electric, gas, and sanitary services      11%
     Depository institutions                   10
     Communications                             6
     Insurance carriers                         5
     Chemicals and allied products              4
     Nondepository credit institutions          4
     Food and kindred products                  4
     Transportation equipment                   3

  Otherwise, no individual industry represented 3% or more of Torchmark's investments. At year-end 2000, 5% of the carrying value of fixed maturities was rated below investment grade (BB or lower as rated by Standard & Poor's or the equivalent NAIC designation). Par value of these investments was $405

              (Dollar amounts in thousands except per share data)

Note 18--Commitments and Contingencies (continued)

million, amortized cost was $393 million, and fair value was $302 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in market value.

  Collateral Requirements: Torchmark requires collateral for investments in instruments where collateral is available and is typically required because of the nature of the investment. Since the majority of Torchmark's investments is in government, government-secured, or corporate securities, the requirement for collateral is rare. Torchmark's mortgages are secured by collateral.

  Guarantees: In the fourth quarter of 1999, Torchmark issued a full financial guaranty of all obligations, receivables, and recovery of capital on behalf of its subsidiaries American Income and AILIC Receivables Corporation up to $100 million. The guarantee was made to an unaffiliated third party as agent for the purchasers of certain agent receivables of American Income.

  Litigation: Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a defendant. In 1999, Alabama enacted legislation limiting punitive damages in non-physical injury cases to the greater of $500,000 or three times compensatory damages. Since this legislation has not undergone scrutiny by appellate courts regarding its constitutionality and a jury's discretion regarding the amount of compensatory damages (including mental anguish) awarded in any given case is not precisely defined, the effect of this legislation on Torchmark's litigation remains unclear. Bespeaking caution is the fact that the likelihood or extent of a punitive damage award in any given case is currently impossible to predict. As of December 31, 2000, Liberty was a party to approximately 80 active lawsuits (including 10 employment related cases and excluding interpleaders and stayed cases), 71 of which were Alabama proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

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

  As previously reported, Dismukes v. Torchmark Corporation (Case No. CV-94-1006-P-M), which was filed on December 30, 1994 in the U.S. District Court for the Northern District of Alabama, was the only remaining purported class action litigation brought by Torchmark shareholders alleging untimely and inadequate disclosure of material contingent liabilities arising out of insurance policy litigation involving Liberty. The U.S. District Court entered an order granting partial summary judgment on behalf of the defendants on April 16, 1996. Claims for damages based on Section 10b-5 of the Securities Exchange Act, on state securities laws and for common law fraud remained pending in the case following the U.S. District Court's 1996 order. On September 28, 2000, the District Court granted defendants' motions for summary judgment declaring plaintiffs claims as time-barred by the statute of limitations and denying class certification. Plaintiffs appealed the District Court's orders to the Eleventh Circuit Court of Appeals. On December 19, 2000, the Dismukes case was settled on an individual basis and the plaintiffs' appeal was dismissed.

  As previously reported, Torchmark, its insurance subsidiaries Globe and United American, and certain Torchmark officers were named as defendants in purported class action litigation filed in the District Court of Oklahoma City, Oklahoma (Moore v. Torchmark Corporation, Case No. CJ-94-2784-65, subsequently amended and restyled Tabor v. Torchmark Corporation). This suit claims damages on

              (Dollar amounts in thousands except per share data)

Note 18--Commitments and Contingencies (continued)

behalf of individual health policyholders who are alleged to have been induced to terminate such policies and to purchase Medicare Supplement and/or other insurance coverages. On February 6, 1998, the defendants renewed their motion to dismiss the class claims for failure to prosecute. The District Court, in an order dated April 2, 1998, allowed bifurcation of Tabor into Medicare Supplement policy claims and non-Medicare Supplement policy claims. The non-Medicare Supplement claims were stayed pending disposition of a related case involving the same plaintiffs filed in Mississippi while discovery was allowed to proceed on plaintiff's motion to certify a class of Medicare Supplement policyholders' claims. On August 23, 2000, the non-Medicare Supplement claims were dismissed with prejudice. Plaintiff's motion to certify a class of Medicare Supplement policyholders' claims remains pending.

  On August 25, 1995, a purported class action was filed against Torchmark, Globe, United American and certain officers of these companies in the United States District Court for the Western District of Missouri on behalf of all former agents of Globe (Smith v. Torchmark Corporation, Case No. :95-3304-CV-S-4). This action alleges that the defendants breached independent agent contracts with the plaintiffs by treating them as captive agents and engaged in a pattern of racketeering activity wrongfully denying income and renewal commissions to the agents, restricting insurance sales, mandating the purchase of worthless leads, terminating agents without cause and inducing the execution of independent agent contracts based on misrepresentations of fact. Monetary damages in an unspecified amount were sought. A plaintiff class was certified by the District Court on February 26, 1996, although the certification did not go to the merit of the allegations in the complaint. On December 31, 1996, the plaintiffs filed an amended complaint in Smith to allege violations of various provisions of the Employment Retirement Income Security Act of 1974. Extensive discovery was then conducted. In October 1998, defendants filed a motion to decertify the presently defined class in Smith. On March 23, 1999, the District Court granted defendants' motion to decertify the Smith class in part and decertified all but the ERISA claims of a more narrowly defined Smith class. In May 1999, the defendants filed motions to dismiss the claims certified by the Court's March 23, 1999 order. On December 14, 1999, the District Court granted defendants' motion for summary judgment. That Court denied a motion for reconsideration on January 21, 2000. Defendants filed a motion for summary judgment on the remaining individual claims in the Smith case on May 1, 2000 and this motion was granted by the District Court on January 4, 2001. The plaintiffs filed a notice of appeal shortly thereafter, which defendants have moved to dismiss as premature.

  Torchmark has previously reported the filing of purported class action litigation on January 2, 1996 against Torchmark, Torch Energy Advisors Incorporated, and certain Torch Energy subsidiaries and affiliated limited partnerships in the Circuit Court of Pickens County, Alabama (Pearson v. Torchmark Corporation, Case No. CV-95-140). The plaintiff alleged improper payment of royalties and overriding royalties on coalbed methane gas produced and sold from wells in Robinson's Bend Coal Degasification Field, sought certification of a class and claimed unspecified compensatory and punitive damages on behalf of such class. On April 11, 1996, Torchmark's motion to change venue was granted and the case was transferred to the Circuit Court of Tuscaloosa County, Alabama. Torchmark filed a motion to dismiss, which remained pending while discovery proceeded. On February 10, 1999, the plaintiffs filed a request for a class certification hearing and to set a trial date for the Pearson case. After extensive negotiations, a tentative settlement was reached by the parties. On January 8, 2001 the Circuit Court held a settlement and fairness hearing on the stipulation and agreement of compromise and settlement executed by counsel for all parties. The Circuit Court approved this settlement and entered an order and final judgment of dismissal with prejudice on January 10, 2001. The settlement fund of $6 million, to which Torchmark contributed pursuant to a litigation indemnity given at the time of its 1996 sale of Torch Enery, was distributed in March 2001.

  It has been previously reported that purported class action litigation was filed against Torchmark's subsidiary, American Income Life Insurance Company and certain of its employee benefit plans (Peet, et al. v. American Income Life Insurance Company, et al., Case No. C-99-2283) on May 18, 1999 in the U.S. District Court for the Northern District of California, which was subsequently transferred to the U.S. District Court for the Western District of Texas. Plaintiffs, individually and on behalf of all current and former public relations representatives of American Income, asserted that they had been improperly classified as independent contractors rather than employees and thus denied participation in certain of

              (Dollar amounts in thousands except per share data)

Note 18--Commitments and Contingencies (continued)

American Income's employee benefit plans. The lawsuit alleged breach of fiduciary duty and wrongful denial of access to plan documents and other information under the Employee Retirement Income Security Act. Declaratory and injunctive relief together with restitution, disgorgement and statutory penalties were sought. On September 12, 2000, the District Court granted the defendants' motions for partial summary judgment and denied plaintiffs' motion for class certification with leave to renew plaintiffs' class certification motion if they provided the Court with information regarding additional benefit plans from which they had been improperly excluded. Subsequently, in September 2000, plaintiffs submitted additional information to the Court alleging additional benefit plans from which plaintiffs had been improperly excluded, and plaintiffs also filed a motion for reconsideration of the order granting defendants' motion for summary judgment with respect to American Income's defined benefit plan.

  As previously reported, Liberty was served on October 28, 1999 with a subpoena from the Florida Department of Insurance in connection with that Department's investigation into Liberty's sales practices and disclosures in the State of Florida regarding industrial life insurance and low coverage life insurance policies. Liberty has also received similar subpoenas from the Alabama, Georgia, Kentucky, Texas, South Carolina and Minnesota Insurance Departments regarding its industrial life insurance and other low face-amount life insurance policies sold in those states. Specific inquiry is made into the historical use of race-based mortality, a practice discontinued by Liberty many years ago. Liberty has been and continues responding to these subpoenas in a timely fashion. In July 2000, the Florida and Georgia Insurance Departments issued cease and desist orders to all companies reporting premium income from industrial life insurance, including Liberty, stating that, to the extent that any company is currently collecting any race-based insurance premiums from Florida and Georgia residents, respectively, it immediately cease and desist from collecting any premium differential based on the race of the policyholders. On August 22, 2000, the Florida First District Court of Appeal issued an order staying the Florida Insurance Department's immediate final cease and desist order. At present, Liberty, as an Alabama domestic company, is being examined by representatives of the Alabama Department of Insurance with regard to issues parallel to those raised by the State of Florida.

  On December 8, 1999, purported class action litigation was filed against Liberty in the United States District Court for the Northern District of Alabama (Moore v. Liberty National Life Insurance Company, Case No. CV-99-BU-3262-S), on behalf of all African-Americans who have or have had at the time of policy termination an ownership interest in certain life insurance policies ($25,000 face amount or less) marketed by Liberty and certain of its former subsidiaries. The alleged class period covers virtually the entire twentieth century. Plaintiffs allege racial discrimination in Liberty's premium rates in violation of 42 U.S.C. (S) 1981, breach of fiduciary duty in sales and administrative practices, receipt of excessive and unreasonable premium payments by Liberty, improper hiring, supervision, retention and failure to monitor actions of officers, agents and employees, breach of contract in dismantling the debit premium collection system, fraudulent inducement and negligent misrepresentation. Unspecified compensatory and punitive damages are sought together with a declaratory judgment and equitable and/or injunctive relief, including establishment of a constructive trust for the benefit of class members. Defendants filed a motion for judgment on the pleadings or in the alternative for summary judgment on January 27, 2000. On April 7, 2000, the District Court entered an order granting Liberty's motion for judgment on the pleadings and dismissing plaintiffs' claims under 42 U.S.C. (S) 1981 with prejudice as time-barred and dismissing their state law claims without prejudice to re-file in state court if desired. Plaintiffs subsequently filed motions with the District Court to reconsider its April 17, 2000 order and for permission to file an amended complaint adding similar claims under 24 U.S.C.
(S) 1982. Liberty opposed this motion. On June 22, 2000, purported class action litigation with allegations comparable to those in the Moore case was filed against Liberty in the Circuit Court of Jefferson County, Alabama (Baldwin v. Liberty National Life Insurance Company, Case No. CV-00-684). The Baldwin case is currently stayed pending disposition of the Moore case.

  On July 3, 2000, the District Court issued an order in the Moore case granting in part and denying in part the plaintiffs' motions. The District Court ordered the Moore plaintiffs to file an amended complaint setting forth their claims under 28 U.S.C. (S)(S) 1981 and 1982 and, if such claims are timely, any state law claims for breach of contract related to the discontinuance of debit collections, and dismissed with

              (Dollar amounts in thousands except per share data)

Note 18--Commitments and Contingencies (continued)

prejudice all remaining state law claims of the plaintiffs as time-barred by the common law rule of repose. On July 14, 2000, plaintiffs filed their amended complaint with the District Court and Liberty filed a motion to alter or amend the District Court's July order or, in the alternative, requested that the District Court certify for purposes of appeal the issue whether the state law doctrine of repose should be applied to and bar plaintiffs' actions under (S)(S) 1981 and 1982. The District Court entered such an order on July 21, 2000 and stayed proceedings in Moore pending resolution of Liberty's petition to the U.S. Circuit Court of Appeals for the Eleventh Circuit. Liberty filed a petition on July 30, 2000 with the Eleventh Circuit seeking that Court's permission to appeal the portions of the District Court's July order in Moore granting the plaintiffs the right to file the amended complaint. The Eleventh Circuit Court granted Liberty's motion and will consider Liberty's arguments regarding the applicability of the state law of repose to actions under (S)(S) 1981 and 1982. Five individual cases with similar allegations to those in the Moore case have been filed against Liberty in various Circuit Courts in the state of Alabama. In the earliest filed of these individual state court actions, Walter Moore v. Liberty National Life Insurance Company (Circuit Court of Dallas County, Alabama, CV-00-306) the Court has entered an order granting summary judgment in favor of Liberty based upon the doctrine of repose.

  It has been previously reported that on August 18, 2000, a jury in Barbour County, Alabama Circuit Court returned a verdict of $100,000 compensatory damages and $3.5 million in punitive damages against Torchmark's subsidiary, Liberty in Carter v. Liberty National Life Insurance Company (Civil Action No. CV-99-026). An individual lawsuit filed in March 1999, the Carter case involved allegations of fraud, misrepresentation, suppression and negligent/wanton agent hiring, training and supervision practices by Liberty in connection with the sale of an interest-sensitive life insurance policy. The plaintiff had asserted that the policy had been purchased based upon agent representations that it would become paid-up or self sustaining after a specified number of years. Liberty pursued available motions for post trial relief in this case and on February 15, 2001, the Circuit Court reduced the Carter verdict to $100,000 compensatory damages and $700,000 in punitive damages. Liberty will pursue additional appellate relief in the Carter case.

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

                                               For the Year 2000
                         -----------------------------------------------------------------
                               Life            Health         Annuity          Total
                         ----------------  --------------  -------------  ----------------
                                    % of            % of           % of              % of
Distribution Channel       Amount   Total   Amount  Total  Amount  Total    Amount   Total
--------------------     ---------- -----  -------- -----  ------- -----  ---------- -----
United American
 Independent............ $   42,305   3.9% $442,370  48.6% $   700   1.3% $  485,375  23.7%
Liberty National
 Exclusive..............    294,197  27.2   151,363  16.6       79   0.2     445,639  21.8
American Income
 Exclusive..............    231,149  21.4    48,296   5.3                    279,445  13.7
Direct Response.........    267,899  24.7    14,860   1.6                    282,759  13.8
United American
 Exclusive..............     19,393   1.8   254,267  27.9                    273,660  13.4
Other...................    227,182  21.0                   52,150  98.5     279,332  13.6
                         ---------- -----  -------- -----  ------- -----  ---------- -----
                         $1,082,125 100.0% $911,156 100.0% $52,929 100.0% $2,046,210 100.0%
                         ========== =====  ======== =====  ======= =====  ========== =====

                                               For the Year 1999
                         -----------------------------------------------------------------
                               Life            Health         Annuity          Total
                         ----------------  --------------  -------------  ----------------
                                    % of            % of           % of              % of
Distribution Channel       Amount   Total   Amount  Total  Amount  Total    Amount   Total
--------------------     ---------- -----  -------- -----  ------- -----  ---------- -----
United American
 Independent............ $   37,375   3.7% $427,023  51.8% $   508   1.2% $  464,906  24.7%
Liberty National
 Exclusive..............    288,330  28.3   143,857  17.4       60   0.2     432,247  22.9
American Income
 Exclusive..............    217,367  21.4    47,564   5.8                    264,931  14.1
Direct Response.........    245,824  24.1    11,778   1.4                    257,602  13.7
United American
 Exclusive..............     19,318   1.9   194,594  23.6                    213,912  11.4
Other...................    210,087  20.6                   40,401  98.6     250,488  13.2
                         ---------- -----  -------- -----  ------- -----  ---------- -----
                         $1,018,301 100.0% $824,816 100.0% $40,969 100.0% $1,884,086 100.0%
                         ========== =====  ======== =====  ======= =====  ========== =====
                                               For the Year 1998
                         -----------------------------------------------------------------
                               Life            Health         Annuity          Total
                         ----------------  --------------  -------------  ----------------
                                    % of            % of           % of              % of
Distribution Channel       Amount   Total   Amount  Total  Amount  Total    Amount   Total
--------------------     ---------- -----  -------- -----  ------- -----  ---------- -----
United American
 Independent............ $   36,925   3.8% $417,556  54.9% $   445   1.3% $  454,926  25.9%
Liberty National
 Exclusive..............    282,389  29.4   135,861  17.9       84   0.2     418,334  23.9
American Income
 Exclusive..............    204,310  21.3    47,074   6.2                    251,384  14.4
Direct Response.........    221,371  23.1     8,817   1.2                    230,188  13.1
United American
 Exclusive..............     18,798   2.0   150,602  19.8                    169,400   9.7
Other...................    195,973  20.4                   33,425  98.5     229,398  13.0
                         ---------- -----  -------- -----  ------- -----  ---------- -----
                         $  959,766 100.0% $759,910 100.0% $33,954 100.0% $1,753,630 100.0%
                         ========== =====  ======== =====  ======= =====  ========== =====

  Because of the nature of the insurance industry, Torchmark has no individual or group which would be considered a major customer. Substantially all of Torchmark's business is conducted in the United States, primarily in the Southeastern and Southwestern regions.

  The measure of profitability established by management for insurance segments is underwriting income before other income and administrative expenses, in accordance with the manner the segments are managed. It essentially represents gross profit margin on insurance products before insurance administrative expenses and consists of premium, less net policy obligations, acquisition expenses, and commissions. It differs from GAAP pretax operating income before other income and administrative expense because interest credited to net policy liabilities (reserves less deferred acquisition costs and value of insurance purchased) is reflected as a component of the Investment segment in order to match this cost to the investment earnings from the assets supporting the net policy liabilities.

              (Dollar amounts in thousands except per share data)

Note 19--Business Segments (continued)

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

                                                           For the year 2000
                          -----------------------------------------------------------------------------------------
                             Life      Health   Annuity   Investment   Other    Corporate  Adjustments Consolidated
                          ----------  --------  --------  ---------- ---------  ---------  ----------- ------------
Revenue:
 Premium................  $1,082,125  $911,156  $ 52,929                                                $2,046,210
 Net Investment income..                                   $481,081                         $ (8,655)      472,426
 Other income...........                                             $   4,650                (2,070)        2,580
                          ----------  --------  --------   --------  ---------  --------    --------    ----------
   Total revenue........   1,082,125   911,156    52,929    481,081      4,650               (10,725)    2,521,216
Expenses:
 Policy benefits........     711,833   591,022    36,627                                                 1,339,482
 Required interest on
  reserves..............    (246,989)  (15,736)  (42,688)   305,413                                            -0-
 Amortization of
  acquisition costs.....     188,268    68,778    17,791                                                   274,837
 Commissions and premium
  tax...................      59,754    91,069     2,116                                      (2,070)      150,869
 Required interest on
  acquisition costs.....      98,596    14,907     8,124   (121,627)                                           -0-
 Financing costs*.......                                     70,309                          (15,822)       54,487
                          ----------  --------  --------   --------  ---------  --------    --------    ----------
   Total expenses.......     811,462   750,040    21,970    254,095                          (17,892)    1,819,675
                          ----------  --------  --------   --------  ---------  --------    --------    ----------
Underwriting income
 before other income and
 administrative expense.     270,663   161,116    30,959                                                   462,738
Excess investment
 income.................                                    226,986                                        226,986
Subtotal adjustments....                                                 4,650                 7,167        11,817
                          ----------  --------  --------   --------  ---------  --------    --------    ----------
   Subtotal.............     270,663   161,116    30,959    226,986      4,650                 7,167       701,541
Administrative expense..                                              (111,817)                           (111,817)
Parent expense..........                                                        $ (9,369)                   (9,369)
Goodwill amortization...                                                         (12,075)                  (12,075)
                          ----------  --------  --------   --------  ---------  --------    --------    ----------
   Pretax operating
    income..............  $  270,663  $161,116  $ 30,959   $226,986  $(107,167) $(21,444)   $  7,167       568,280
                          ==========  ========  ========   ========  =========  ========    ========
Deduct realized investment losses
 and deferred acquisition cost
 adjustments....................................................................................            (5,322)
                                                                                                        ----------
   Pretax income................................................................................        $  562,958
                                                                                                        ==========

-------
* Investment segment includes MIPS dividend on a pretax basis.

              (Dollar amounts in thousands except per share data)

Note 19--Business Segments (continued)

                                                           For the year 1999
                          -----------------------------------------------------------------------------------------
                             Life      Health   Annuity   Investment   Other    Corporate  Adjustments Consolidated
                          ----------  --------  --------  ---------- ---------  ---------  ----------- ------------
Revenue:
 Premium................  $1,018,301  $824,816  $ 40,969                                                $1,884,086
 Net Investment income..                                   $458,824                         $(11,487)      447,337
 Other income...........                                             $   3,348                (2,008)        1,340
                          ----------  --------  --------   --------  ---------  --------    --------    ----------
   Total revenue........   1,018,301   824,816    40,969    458,824      3,348               (13,495)    2,332,763
Expenses:
 Policy benefits........     666,122   535,901    34,524                                                 1,236,547
 Required interest on
  reserves..............    (229,287)  (17,383)  (40,991)   287,661                                            -0-
 Amortization of
  acquisition costs.....     170,444    64,046    13,310                                                   247,800
 Commissions and premium
  tax...................      56,341    84,913       759                                      18,642       160,655
 Required interest on
  acquisition costs.....      91,412    12,707     6,536   (110,655)                                           -0-
 Financing costs*.......                                     66,431                          (14,090)       52,341
                          ----------  --------  --------   --------  ---------  --------    --------    ----------
   Total expenses.......     755,032   680,184    14,138    243,437                            4,552     1,697,343
                          ----------  --------  --------   --------  ---------  --------    --------    ----------
Underwriting income
 before other income and
 administrative expense
 and nonrecurring
 charge.................     263,269   144,632    26,831                                                   434,732
Nonrecurring charge.....     (20,650)                                                         20,650           -0-
                          ----------  --------  --------   --------  ---------  --------    --------    ----------
Underwriting income
 before other income and
 administrative expense.     242,619   144,632    26,831                                      20,650       434,732
Excess investment
 income.................                                    215,387                                        215,387
Subtotal adjustments....                                                 3,348               (18,047)      (14,699)
                          ----------  --------  --------   --------  ---------  --------    --------    ----------
   Subtotal.............     242,619   144,632    26,831    215,387      3,348                 2,603       635,420
Administrative expense..                                              (104,903)                           (104,903)
Parent expense..........                                                        $(10,166)                  (10,166)
Goodwill amortization...                                                         (12,075)                  (12,075)
                          ----------  --------  --------   --------  ---------  --------    --------    ----------
   Pretax operating
    income..............  $  242,619  $144,632  $ 26,831   $215,387  $(101,555) $(22,241)   $  2,603       508,276
                          ==========  ========  ========   ========  =========  ========    ========
Deduct realized investment losses, deferred acquisition cost adjustment, and gain on sale of
 equipment......................................................................................          (105,868)
                                                                                                        ----------
   Pretax income................................................................................        $  402,408
                                                                                                        ==========

-------
* Investment segment includes MIPS dividend on a pretax basis.

              (Dollar amounts in thousands except per share data)

Note 19--Business Segments (continued)

                                                             For the year 1998
                      ------------------------------------------------------------------------------------------------------
                                                                                          Family
                                                                                         Service
                                                                                       Underwriting
                        Life      Health   Annuity   Investment    Other    Corporate     Income    Adjustments Consolidated
                      ---------  --------  --------  ----------  ---------  ---------  ------------ ----------- ------------
 Revenue:
  Premium...........  $ 957,274  $759,910  $ 33,594                                      $  2,852                $1,753,630
  Net investment
   income...........                                 $ 470,701                                       $(11,143)      459,558
  Other income......                                             $   4,488                             (2,163)        2,325
                      ---------  --------  --------  ---------   ---------  --------     --------    --------    ----------
    Total revenue...    957,274   759,910    33,594    470,701       4,488                  2,852     (13,306)    2,215,513
 Expenses:
  Policy benefits...    618,867   482,496    34,662                                        14,251                 1,150,276
  Required interest
   on reserves......   (215,185)  (20,440)  (42,171)   296,696                            (18,900)                      -0-
  Amortization of
   acquisition
   costs............    158,298    59,208    11,561                                         3,883      (1,926)      231,024
  Commissions and
   premium tax......     57,364    87,828       510                                           208      (2,163)      143,747
  Required interest
   on acquisition
   costs............     85,374    11,373     5,609   (103,481)                             1,125                       -0-
  Financing costs*..                                    71,367                                        (15,042)       56,325
                      ---------  --------  --------  ---------   ---------  --------     --------    --------    ----------
    Total expenses..    704,718   620,465    10,171    264,582                                567     (19,131)    1,581,372
                      ---------  --------  --------  ---------   ---------  --------     --------    --------    ----------
 Underwriting income
  before other
  income and
  administrative
  expense**.........    252,556   139,445    23,423                                         2,285                   417,709
 Reclass of Family
  Service...........      2,187                  98                                        (2,285)                      -0-
                      ---------  --------  --------  ---------   ---------  --------     --------    --------    ----------
 Underwriting income
  before other
  income and
  administrative
  expense...........    254,743   139,445    23,521                                                                 417,709
 Excess investment
  income............                                   206,119                                                      206,119
 Subtotal
  adjustments.......                                                 4,488                              5,825        10,313
                      ---------  --------  --------  ---------   ---------  --------     --------    --------    ----------
    Subtotal........    254,743   139,445    23,521    206,119       4,488                              5,825       634,141
 Administrative
  expense...........                                              (103,451)                                        (103,451)
 Parent expense.....                                                        $(10,406)                  (3,581)      (13,987)
 Goodwill
  amortization......                                                         (12,075)                               (12,075)
                      ---------  --------  --------  ---------   ---------  --------     --------    --------    ----------
    Pretax operating
     income.........  $ 254,743  $139,445  $ 23,521  $ 206,119   $ (98,963) $(22,481)    $    -0-    $  2,244       504,628
                      =========  ========  ========  =========   =========  ========     ========    ========
 Deduct realized investment losses and deferred acquisition cost adjustment.............................            (57,637)
                                                                                                                 ----------
    Pretax income.......................................................................................         $  446,991
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


                                                    At December 31, 2000
                          -------------------------------------------------------------------------
                             Life     Health   Annuity   Investment  Other   Corporate Consolidated
                          ---------- -------- ---------- ---------- -------- --------- ------------
Cash and invested
 assets.................                                 $6,506,292                    $ 6,506,292
Accrued investment
 income.................                                    119,124                        119,124
Deferred acquisition
 costs..................  $1,653,567 $266,131 $  155,621                                 2,075,319
Goodwill................                                                     $390,509      390,509
Separate account assets.                       3,741,415                                 3,741,415
Other assets............                                            $129,899               129,899
                          ---------- -------- ---------- ---------- -------- --------  -----------
Total assets............  $1,653,567 $266,131 $3,897,036 $6,625,416 $129,899 $390,509  $12,962,558
                          ========== ======== ========== ========== ======== ========  ===========

                                                    At December 31, 1999
                          -------------------------------------------------------------------------
                             Life     Health   Annuity   Investment  Other   Corporate Consolidated
                          ---------- -------- ---------- ---------- -------- --------- ------------
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
                          ========== ======== ========== ========== ======== ========  ===========

              (Dollar amounts in thousands except per share data)


Note 20--Related Party Transactions

  Transactions Regarding Vesta: From 1993 until disposition in 2000, Torchmark held a passive investment in Vesta, a property insurance carrier. Torchmark held 5.1 million shares of Vesta stock, or approximately 28% of the outstanding shares of Vesta, until December, 1998. Torchmark carried its investment in Vesta during this period on the equity method of accounting. In June, 1998, Vesta announced that (a) an investigation of accounting irregularities that occurred during the fourth quarter of 1997 and the first quarter of 1998 would result in an aggregate $14 million net after-tax reduction in previously reported net income, and, in addition, that (b) it would restate its historical financial statements for the period of 1993 through the first quarter of 1998, reflecting reductions in reported net after-tax earnings of $49 million for the period of 1993 through 1997 and $10 million for the first quarter of 1998. To reflect its pro rata share of Vesta's cumulative reported financial corrections, Torchmark recorded a pre-tax charge of $20 million ($13 million after tax) or $.09 per diluted share in the second quarter of 1998. As a result of the announcements relating to Vesta and the decline in value of Vesta stock, Vesta is currently subject to numerous class action lawsuits in state and Federal courts filed subsequent to such announcements.

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

  Torchmark sold 3.75 million shares of Vesta during the second quarter of 2000. In early July, 2000, Torchmark sold the remaining 1.38 million shares of Vesta stock that it held. The sales provided proceeds of $33 million and resulted in an after-tax loss of $1.5 million. As of December 31, 2000, Torchmark no longer had any ownership interest in Vesta.

  Transactions with Directors and Officers: Lamar C. Smith, elected a director of Torchmark in October 1999, is an officer, director and 15% owner of Independent Research Agency for Life Insurance, Inc. (IRA), which receives commissions as the Military Agency distribution system for selling certain life insurance products offered by Torchmark's insurance subsidiaries. These commissions were $43.5 million in 2000 and $39.2 million in 1999.

  On October 1, 1999, Torchmark sold the majority of its investment real estate in two transactions. One transaction involved sales to Elgin Development Company and other investors for total consideration of $97.4 million, of which $85 million was paid in cash and the remainder in a ten year collaterialized note. The Chairman of the Executive Committee of Torchmark is a 25% investor in Stonegate Realty Co., LLC, the parent company of Elgin Development Company. His investment in Elgin Development was approximately $1.5 million.

              (Dollar amounts in thousands except per share data)

Note 21--Selected Quarterly Data (Unaudited)

  The following is a summary of quarterly results for the two years ended December 31, 2000. The information is unaudited but includes all adjustments (consisting of normal accruals) which management considers necessary for a fair presentation of the results of operations for these periods.

                                               Three Months Ended
                                  -----------------------------------------------
                                  March 31,  June 30,  September 30, December 31,
                                  ---------  --------  ------------- ------------
 2000:
 -----
 Premium and policy charges.....  $503,053   $506,834    $512,738      $523,585
 Net investment income..........   117,111    117,427     118,073       119,815
 Realized investment losses.....    (1,859)    (9,839)      9,092        (2,716)
 Total revenues.................   619,017    615,133     640,554       641,190
 Policy benefits................   331,520    333,274     335,692       338,996
 Amortization of acquisition
  expenses......................    66,357     67,277      69,061        72,142
 Pretax income from continuing
  operations....................   137,910    129,774     151,836       143,438
 Net income.....................    88,882     83,294      97,736        92,123
 Basic net income per common
  share from continuing
  operations....................       .68        .65         .77           .73
 Basic net income per common
  share.........................       .68        .65         .77           .73
 Diluted net income per common
  share from continuing
  operations....................       .68        .65         .77           .72
 Diluted net income per common
  share.........................       .68        .65         .77           .73
 Diluted net income per common
  share from continuing
  operations excluding realized
  losses, related acquisition
  cost adjustment, and gain on
  redemption of debt............       .69        .70         .72           .74

 1999:
 -----
 Premium and policy charges.....  $462,764   $470,010    $471,850      $479,462
 Net investment income..........   111,396    110,538     111,758       113,645
 Realized investment losses.....    (7,116)   (78,803)    (18,128)       (6,924)
 Total revenues.................   567,510    507,228     565,779       586,378
 Policy benefits................   303,446    308,718     309,113       315,270
 Amortization of acquisition
  expenses......................    59,570     62,082      62,921        63,227
 Pretax income from continuing
  operations....................   125,042     57,171     113,688       106,507
 Income (loss) from discontinued
  operations....................       -0-     (1,060)        -0-           -0-
 Net income.....................    96,434     35,246      73,312        68,964
 Basic net income per common
  share from continuing
  operations....................       .59        .27         .55           .52
 Basic net income per common
  share.........................       .71        .26         .55           .52
 Diluted net income per common
  share from continuing
  operations....................       .59        .27         .55           .52
 Diluted net income per common
  share.........................       .71        .26         .55           .52
 Diluted net income per common
  share from continuing
  operations excluding realized
  losses, and related
  acquisition cost adjustment...       .62        .63         .64           .56

         Item 9. Disagreements on Accounting and Financial Disclosure

  On October 21, 1998, with the approval of the Audit Committee of the Board of Directors of Torchmark, Torchmark engaged Deloitte & Touche LLP as its principal accountants as of January 1, 1999, effective upon the issuance of KPMG LLP's ("KPMG") reports on the consolidated financial statements of Torchmark and subsidiaries and the separately issued financial statements of Torchmark's subsidiaries, unit investment trust accounts and benefit plans as of and for the year ending December 31, 1998. (KPMG completed its engagement as Torchmark's principal accountants on October 14, 1999, the date upon which the last of the audit reports as of and for the year ended December 31, 1998 for the entities noted above were issued.) The reports of KPMG on the financial statements of Torchmark for either of the two most recent fiscal years preceding their replacement did not contain any adverse opinion or disclaimer of opinion. Such reports were not qualified or modified as to uncertainty, audit scope or accounting principles. During such years and during the period between December 31, 1998 and the date of the completion of KPMG's engagement, there was no disagreement between KPMG and Torchmark on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused that firm to make reference to the subject matter of such disagreement in connection with its report on Torchmark's financial statements.

                                   PART III

            Item 10. Directors and Executive Officers of Registrant

  Information required by this item is incorporated by reference from the sections entitled "Election of Directors," "Profiles of Directors and Nominees," "Executive Officers" and Section 16(a) "Beneficial Ownership Reporting Compliance" of the Securities Exchange Act in the Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2001 (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission.

                        Item 11. Executive Compensation

  Information required by this item is incorporated by reference from the section entitled Compensation and Other Transactions with Executive Officers and Directors in the Proxy Statement.

    Item 12. Security Ownership of Certain Beneficial Owners of Management

  (a) Security ownership of certain beneficial owners:

    Torchmark is not aware of any persons known to be the beneficial owner of more than five percent of the company's outstanding common stock as of December 31, 2000.

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

                                    PART IV

   Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a) Index of documents filed as a part of this report:

                                                                      Page of
                                                                    this report
                                                                    -----------
  Financial Statements:
  Torchmark Corporation and Subsidiaries:
   Independent Auditors' Reports...................................      39
   Consolidated Balance Sheet at December 31, 2000 and 1999........      41
   Consolidated Statement of Operations for each of the years in
    the three-year period ended December 31, 2000..................      42
   Consolidated Statement of Comprehensive Income for each of the
    years in the three-year period ended December 31, 2000.........      44
   Consolidated Statement of Shareholders' Equity for each of the
    years in the three-year period ended December 31, 2000.........      45
   Consolidated Statement of Cash Flow for each of the years in the
    three-year period ended December 31, 2000......................      46
   Notes to Consolidated Financial Statements......................      48

  Schedules Supporting Financial Statements for each of the years in the three-year period ended December 31, 2000:
   II. Condensed Financial Information of Registrant (Parent Compa-
   ny).............................................................      91
   IV. Reinsurance (Consolidated)..................................      94

  Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X.

(b) Reports on Form 8-K.

  No reports on Form 8-K were filed by the registrant during the fourth quarter of 2000.

(c) Exhibits

                                    EXHIBITS

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
  (3)(i) Restated Certificate of Incorporation of Torchmark
         Corporation, as amended
    (ii) By-Laws of Torchmark Corporation, as amended (incorporated by reference from Exhibit 3(b) to Form 10-K for the fiscal year ended December 31, 1989)
  (4)(a) Specimen Common Stock Certificate (incorporated by reference from Exhibit 4(a) to Form 10-K for the fiscal year ended
         December 31, 1989)
     (b) Trust Indenture dated as of February 1, 1987 between
         Torchmark Corporation and Morgan Guaranty Trust Company of
         New York, as Trustee (incorporated by reference from Exhibit
         4(b) to Form S-3 for $300,000,000 of Torchmark Corporation
         Debt Securities and Warrants (Registration No. 33-11816))
 (10)(a) Torchmark Corporation and Affiliates Retired Lives Reserve
         Agreement, as amended, and Trust (incorporated by reference from Exhibit 10(b) to Form 10-K for the fiscal year ended
         December 31, 1991)
     (b) Capital Accumulation and Bonus Plan of Torchmark
         Corporation, as amended, (incorporated by reference from
         Exhibit 10(c) to Form 10-K for the fiscal year ended
         December 31, 1988)
     (c) Torchmark Corporation Supplementary Retirement Plan
         (incorporated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1992)
     (d) Letter of Credit Agreement dated as of October 24, 2000 among TMK Re, Ltd., Torchmark Corporation, the Participants named therein, Bank One, NA and Fleet National Bank
     (e) Certified Copy of Resolution Regarding Director Retirement
         Benefit Program (incorporated by reference from Exhibit
         10(e) to Form 10-K for the fiscal year ended December 31,
         1999)
     (f) Torchmark Corporation Restated Deferred Compensation Plan
         for Directors, Advisory Directors, Directors Emeritus and
         Officers, as amended (incorporated by reference from Exhibit
         10(e) to Form 10-K for the fiscal year ended December 31,
         1992)
     (g) The Torchmark Corporation 1987 Stock Incentive Plan
         (incorporated by reference from Exhibit 10(f) to Form 10-K for the fiscal year ended December 31, 1998)
     (h) General Agency Contract between Liberty National Life
         Insurance Company and Independent Research Agency For Life
         Insurance, Inc. (incorporated by reference from Exhibit
         10(i) to Form 10-K for the fiscal year ended December 31,
         1990)
     (i) Form of Marketing and Administrative Services Agreement
         between Liberty National Fire Insurance Company, Liberty
         National Insurance Corporation and Liberty National Life
         Insurance Company (incorporated by reference from Exhibit
         10.2 to Form S-1 Registration Statement No. 33-68114)
     (j) Form of Deferred Compensation Agreement Between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Eligible to Participate in the Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         and to Retire Prior to December 31, 1986 (incorporated by
         reference from Exhibit 10(k) to Form 10-K for the fiscal
         year ended December 31, 1991)

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
     (k) Form of Deferred Compensation Agreement between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Eligible to Participate in the Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         and Not Eligible to Retire Prior to December 31, 1986
         (incorporated by reference from Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 1991)
     (l) Torchmark Corporation Supplemental Savings and Investment
         Plan (incorporated by reference from Exhibit 10(m) to Form
         10-K for the fiscal year ended December 31, 1992)
     (m) Service Agreement, dated as of January 1, 1991, between
         Torchmark Corporation and Liberty National Life Insurance
         Company (prototype for agreements between Torchmark
         Corporation and other principal operating subsidiaries)
         (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1992)
     (n) The Torchmark Corporation Pension Plan (incorporated by reference from Exhibit 10(o) to Form 10-K for the fiscal
         year ended December 31, 1992)
     (o) The Torchmark Corporation 1998 Stock Incentive Plan
         (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1998)
     (p) The Torchmark Corporation Savings and Investment Plan
         (incorporated by reference from Exhibit 10(s) to Form 10-K for the fiscal year ended December 31, 1992)
     (q) Credit Agreement dated as of October 22, 1997 among
         Torchmark Corporation, the Lenders and The First National
         Bank of Chicago, as Agent, as amended
     (r) Coinsurance and Servicing Agreement between Security Benefit
         Life Insurance Company and Liberty National Life Insurance
         Company, effective as of December 31, 1995 (incorporated by reference from Exhibit 10(u) to Form 10-K for the fiscal
         year ended December 31, 1995)
     (s) Form of Deferred Compensation Agreement Between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Not Eligible to Participate in Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         (incorporated by reference from Exhibit 10(j) to Form 10-K for the fiscal year ended December 31, 1991)
     (t) Torchmark Corporation 1996 Non-Employee Director Stock
         Option Plan (incorporated by reference from Exhibit 10(w) to
         Form 10-K for the fiscal year ended December 31, 1996)
     (u) Torchmark Corporation 1996 Executive Deferred Compensation
         Stock Option Plan (incorporated by reference from Exhibit
         10(x) to Form 10-K for the fiscal year ended December 31,
         1996)
     (v) The Liberty National Life Insurance Company Pension Plan for
         Non-Commissioned Employees (incorporated by reference from
         Exhibit 10(v) to Form 10-K for the fiscal year ended
         December 31, 1999)
     (x) Receivables Purchase Agreement dated as of December 21,
         1999, as Amended and Restated as of March 31, 2000 among
         AILIC Receivables Corporation, American Income Life
         Insurance Company, Preferred Receivables Funding Corporation
         and Bank One, NA
 (11)    Statement re computation of per share earnings                    89
 (20)    Proxy Statement for Annual Meeting of Stockholders to be
         held April 26, 2001
 (21)    Subsidiaries of the registrant                                    90
 (23)(a) Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated January 30, 2001, into
         Form S-8 of The Torchmark Corporation Savings and Investment
         Plan (Registration No. 2-76378)

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
    (b) Consent of Deloitte & Touche LLP to incorporation by
        reference of their audit report dated January 30, 2001, into
        Form S-8 and the accompanying Form S-3 Prospectus of the
        Torchmark Corporation 1996 Non-Employee Director Stock Option
        Plan (Registration No. 2-93760)
    (c) Consent of Deloitte & Touche LLP to incorporation by
        reference of their audit report dated January 30, 2001, into
        Form S-8 and the accompanying Form S-3 Prospectus of the
        Torchmark Corporation 1987 Stock Incentive Plan (Registration
        No. 33-23580)
    (d) Consent of Deloitte & Touche LLP to incorporation by
        reference of their audit report dated January 30, 2001, into
        Form S-8 and the accompanying Form S-3 Prospectus of The
        Capital Accumulation and Bonus Plan of Torchmark Corporation
        (Registration No. 33-1032)
    (e) Consent of Deloitte & Touche LLP to incorporation by
        reference of their audit report dated January 30, 2001, into
        Form S-8 of the Liberty National Life Insurance Company
        401(k) Plan (Registration No. 33-65507)
    (f) Consent of Deloitte & Touche LLP to incorporation by
        reference of their audit report dated January 30, 2001, into
        Form S-8 and accompanying Form S-3 Prospectus of the
        Torchmark Corporation 1996 Executive Deferred Compensation
        Stock Option Plan (Registration No. 333-27111)
    (g) Consent of Deloitte & Touche LLP to incorporation by
        reference of their audit report dated January 30, 2001 into
        Form S-8 of the Profit Sharing and Retirement Plan of Liberty
        National Life Insurance Company (Registration No. 333-83317)
    (h) Consent of Deloitte & Touche, LLP to incorporation by
        reference of their audit report dated January 30, 2001 into
        Form S-8 and the accompanying Form S-3 Prospectus of the
        Torchmark Corporation 1998 Stock Incentive Plan (Registration
        No. 333-40604)
    (i) Consent of KPMG LLP to incorporation by reference of their audit report dated January 29, 1999, except for Note 18,
        which is as of February 10, 1999, into Form S-8 of the
        Torchmark Corporation Savings and Investment Plan
        (Registration No. 2-76378)
    (j) Consent of KPMG LLP to incorporation by reference of their audit report dated January 29, 1999, except for Note 18,
        which is as of February 10, 1999, into Form S-8 and the
        accompanying Form S-3 Prospectus of the Torchmark Corporation
        1996 Non-Employee Director Stock Option Plan (Registration
        No. 2-93760)
    (k) Consent of KPMG LLP to incorporation by reference of their audit report dated January 29, 1999, except for Note 18,
        which is as of February 10, 1999, into Form S-8 and the
        accompanying Form S-3 Prospectus of the Torchmark Corporation
        1987 Stock Incentive Plan (Registration No. 33-23580)
    (l) Consent of KPMG LLP to incorporation by reference of their audit report dated January 29, 1999, except for Note 18,
        which is as of February 10, 1999, into Form S-8 and the
        accompanying Form S-3 Prospectus of the Capital Accumulation and Bonus Plan of Torchmark Corporation (Registration No. 33-
        1032)
    (m) Consent of KPMG LLP to incorporation by reference of their audit report dated January 29, 1999, except for Note 18,
        which is as of February 10, 1999, into Form S-8 of the
        Liberty National Life Insurance Company 401(k) Plan
        (Registration No. 33-65507)

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
    (n) Consent of KPMG LLP to incorporation by reference of their audit report dated January 29, 1999, except for Note 18,
        which is as of February 10, 1999, into Form S-8 and the
        accompanying Form S-3 Prospectus of the Torchmark Corporation
        1996 Executive Deferred Compensation Stock Option Plan
        (Registration No. 333-27111)
    (o) Consent of KPMG LLP to incorporation by reference of their audit report dated January 29, 1999, except for Note 18,
        which is as of February 10, 1999 into Form S-8 and the
        accompanying Form S-3 Prospectus of the Torchmark Corporation
        1998 Stock Incentive Plan (Registration No. 333-40604)
    (p) Consent of KPMG LLP to incorporation by reference of their audit report dated January 29, 1999, except for Note 18,
        which is as of February 10, 1999, into Form S-8 The Profit
        Sharing and Retirement Plan of Liberty National Life
        Insurance Company (Registration No. 333-83317)
 (24)   Powers of attorney
 (27)   Financial Data Schedule

Exhibit 11. Statement re computation of per share earnings

            TORCHMARK CORPORATION COMPUTATION OF EARNINGS PER SHARE

                                           Twelve months ended December 31,
                                        ---------------------------------------
                                            2000         1999          1998
                                        ------------ ------------  ------------
Net income from continuing operations.  $361,833,000 $258,930,000  $255,776,000
Discontinued operations of Waddell &
 Reed:
 Net income from operations...........           -0-          -0-    47,868,000
 Loss on disposal.....................           -0-   (1,060,000)  (54,241,000)
                                        ------------ ------------  ------------
Net income before extraordinary item
 and cumulative effect of change in
 accounting principle.................   361,833,000  257,870,000   249,403,000
Gain (loss) on redemption of debt ....       202,000          -0-    (4,962,000)
                                        ------------ ------------  ------------
Net income before cumulative effect of
 change in accounting principle.......   362,035,000  257,870,000   244,441,000
Cumulative effect of change in ac-
 counting principle...................           -0-   16,086,000           -0-
                                        ------------ ------------  ------------
Net income............................  $362,035,000 $273,956,000  $244,441,000
                                        ============ ============  ============
Basic weighted average shares out-
 standing.............................   128,089,235  133,197,023   139,998,671
Diluted weighted average shares out-
 standing.............................   128,353,404  133,985,943   141,351,912
Basic earnings per share:
Net income from continuing operations.  $       2.83 $       1.95  $       1.83
Discontinued operations of Waddell &
 Reed:
 Net income from operations...........           -0-          -0-           .34
 Loss on disposal.....................           -0-         (.01)         (.39)
                                        ------------ ------------  ------------
Net income before extraordinary item
 and cumulative effect of change in
 accounting principle.................          2.83         1.94          1.78
Loss on redemption of debt............           -0-          -0-          (.03)
                                        ------------ ------------  ------------
Net income before cumulative effect of
 change in accounting principle.......          2.83         1.94          1.75
Cumulative effect of change in ac-
 counting principle...................           -0-          .12           -0-
                                        ------------ ------------  ------------
Net income............................  $       2.83 $       2.06  $       1.75
                                        ============ ============  ============
Diluted earnings per share:
Net income from continuing operations.  $       2.82 $       1.93  $       1.81
Discontinued operations of Waddell &
 Reed:
 Net income from operations...........           -0-          -0-           .34
 Loss on disposal.....................           -0-        (.01)          (.38)
                                        ------------ ------------  ------------
Net income before extraordinary item
 and cumulative effect of change in
 accounting principle.................          2.82         1.92          1.77
Loss on redemption of debt............           -0-          -0-          (.04)
                                        ------------ ------------  ------------
Net income before cumulative effect of
 change in accounting principle.......          2.82         1.92          1.73
Cumulative effect of change in ac-
 counting principle...................           -0-          .12           -0-
                                        ------------ ------------  ------------
Net income............................  $       2.82 $       2.04  $       1.73
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

All other exhibits required by Regulation S-K are listed as to location in the "Index of documents filed as a part of this report" on pages 85 through 88 of this report. Exhibits not referred to have been omitted as inapplicable or not required.

                     TORCHMARK CORPORATION (PARENT COMPANY)
           SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEET
                             (Amounts in thousands)

                                                             December 31,
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
Assets:
 Investments:
  Long-term investments................................  $   27,198  $  200,843
  Short-term investments...............................       5,219       2,899
                                                         ----------  ----------
 Total investments.....................................      32,417     203,742
 Cash..................................................         -0-       1,059
 Investment in affiliates..............................   3,055,354   2,851,913
 Due from affiliates...................................          37         -0-
 Accrued investment income.............................         260       2,360
 Taxes receivable......................................      25,184       5,883
 Other assets..........................................      26,552      38,521
                                                         ----------  ----------
   Total assets........................................  $3,139,804  $3,103,478
                                                         ==========  ==========
Liabilities and shareholders' equity:
 Liabilities:
  Short-term debt......................................  $  329,148  $  418,394
  Long-term debt.......................................     365,989     394,160
  Due to affiliates....................................         393      51,724
  Other liabilities....................................      48,519      52,539
                                                         ----------  ----------
  Total liabilities....................................     744,049     916,817
 Monthly income preferred securities...................     193,395     193,324
 Shareholders' equity:
  Preferred stock......................................         351         279
  Common stock.........................................     147,801     147,801
  Additional paid-in capital...........................     977,041     901,532
  Accumulated other comprehensive income ..............    (148,406)   (174,222)
  Retained earnings....................................   2,220,671   1,910,487
  Treasury stock.......................................    (995,098)   (792,540)
                                                         ----------  ----------
  Total shareholders' equity...........................   2,202,360   1,993,337
                                                         ----------  ----------
  Total liabilities and shareholders' equity...........  $3,139,804  $3,103,478
                                                         ==========  ==========


    See Notes to Condensed Financial Statements and accompanying Independent
                               Auditors' Report.

                             TORCHMARK CORPORATION
                                (PARENT COMPANY)
     SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
                       CONDENSED STATEMENT OF OPERATIONS
                             (Amounts in thousands)

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
Net investment income............................  $ 11,073  $ 17,747  $ 20,024
Realized investment losses.......................   (81,724)  (24,179)  (54,855)
                                                   --------  --------  --------
  Total revenue..................................   (70,651)   (6,432)  (34,831)
General operating expenses.......................     9,296    10,169    10,406
Reimbursements from affiliates...................    (9,576)  (10,800)  (13,653)
Interest expense.................................    58,734    58,119    65,871
                                                   --------  --------  --------
  Total expenses.................................    58,454    57,488    62,624
                                                   --------  --------  --------
Operating loss before income taxes and equity in
 earnings of affiliates..........................  (129,105)  (63,920)  (97,455)
Income taxes ....................................    46,874    22,834    44,132
                                                   --------  --------  --------
Net operating loss before equity in earnings of
 affiliates......................................   (82,231)  (41,086)  (53,323)
Equity in earnings of affiliates.................   454,348   308,114   327,984
Adjustment to carrying value of Vesta............       -0-       -0-   (20,234)
Monthly income preferred securities dividend (net
 of tax).........................................   (10,284)   (9,158)   (9,777)
                                                   --------  --------  --------
  Net income from continuing operations..........   361,833   257,870   244,650
Discontinued operations of Waddell & Reed:
 Income from operations..........................       -0-       -0-     9,154
 Loss on disposal................................       -0-       -0-    (4,401)
                                                   --------  --------  --------
Net income before extraordinary item and
 cumulative effect of change in accounting
 principle.......................................   361,833   257,870   249,403
Gain (loss) on redemption of debt (net of tax)...       202       -0-    (4,962)
                                                   --------  --------  --------
Net income before cumulative effect of change in
 accounting principle............................   362,035   257,870   244,441
Cumulative effect of change in accounting princi-
 ple.............................................       -0-    16,086       -0-
                                                   --------  --------  --------
  Net Income.....................................  $362,035  $273,956  $244,441
                                                   ========  ========  ========


    See Notes to Condensed Financial Statements and accompanying Independent
                               Auditors' Report.

                             TORCHMARK CORPORATION
                               (PARENT COMPANY)
    SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(continued)
                       CONDENSED STATEMENT OF CASH FLOW
                            (Amounts in thousands)

                                                   Year Ended December 31,
                                                -------------------------------
                                                  2000       1999       1998
                                                ---------  ---------  ---------
Cash provided from operations before dividends
 from subsidiaries............................  $ (44,603) $ (60,364) $ (46,825)
 Cash dividends from subsidiaries.............    220,542    284,881    462,267
                                                ---------  ---------  ---------
Cash provided from operations.................    175,939    224,517    415,442
Cash provided from (used for) investing activ-
 ities:
 Disposition of investments...................    119,021     43,436    217,323
 Acquisition of investments...................        -0-    (49,260)  (311,784)
 Investment in subsidiaries...................     (1,000)      (172)      (710)
 Loans to subsidiaries........................    (35,500)   (77,476)   (48,723)
 Repayments on loans to subsidiaries..........     35,500     75,400    120,079
 Net decrease (increase) in temporary invest-
  ments.......................................     (2,320)    (1,185)    (1,378)
 Additions to properties......................        (53)    (1,298)       (48)
 Other........................................         18         13        -0-
                                                ---------  ---------  ---------
Cash used for investing activities............    115,666    (10,542)   (25,241)
Cash provided from (used for) financing activ-
 ities:
 Issuance of debt.............................        -0-     63,152    216,279
 Sale of Vesta shares.........................        -0-        -0-      3,056
 Repayments of debt...........................    (95,390)       -0-   (380,000)
 Issuance of stock............................      6,723     37,163      3,957
 Redemption of preferred stock................        -0-    (20,000)       -0-
 Acquisitions of treasury stock...............   (147,008)  (221,878)  (125,875)
 Borrowed from subsidiaries...................     85,450    138,800        -0-
 Repayment on borrowings from subsidiaries....    (85,450)  (150,885)       -0-
 Payment of dividends.........................    (65,965)   (66,992)  (107,166)
                                                ---------  ---------  ---------
Cash provided from (used for) financing activ-
 ities........................................   (301,640)  (220,640)  (389,749)
Net increase (decrease) in cash...............    (10,035)    (6,665)       452
Cash balance at beginning of period...........      1,059      7,724      7,272
                                                ---------  ---------  ---------
Cash balance at end of period.................  $  (8,976) $   1,059  $   7,724
                                                =========  =========  =========

                             TORCHMARK CORPORATION
                               (PARENT COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (Amounts in thousands)

Note A--Dividends from Subsidiaries

  Cash dividends paid to Torchmark from the consolidated subsidiaries were as follows:

                                                        2000     1999     1998
                                                      -------- -------- --------
       Consolidated subsidiaries..................... $220,542 $284,881 $462,267
                                                      ======== ======== ========

Note B--Exchange of Preferred Stock for Debt

  During 2000, Torchmark exchanged 71,369 shares of its preferred stock with two Torchmark subsidiary companies for $22.3 million principal amount of Torchmark notes, valued at $20.3 million, and $51 million of intercompany debt.

                See accompanying Independent Auditors' Report.

                             TORCHMARK CORPORATION
                    SCHEDULE IV. REINSURANCE (CONSOLIDATED)
                             (Amounts in thousands)

                                                                                       Percentage
                                                      Ceded    Assumed                 of Amount
                                          Gross     to Other  from Other      Net       Assumed
                                          Amount    Companies Companies      Amount      to Net
                                       ------------ --------- ----------  ------------ ----------

For the Year Ended December 31, 2000:
-------------------------------------
Life insurance in force..............  $105,989,502 $974,566  $2,329,488  $107,344,424    2.2%
                                       ============ ========  ==========  ============    ===

Premiums:*
 Life insurance......................  $    984,506 $  6,266  $   33,153  $  1,011,393    3.3%
 Health insurance....................       917,552    6,397         -0-       911,155      0%
                                       ------------ --------  ----------  ------------
  Total premiums.....................  $  1,902,058 $ 12,663  $   33,153  $  1,922,548    1.7%
                                       ============ ========  ==========  ============    ===
For the Year Ended December 31, 1999:
-------------------------------------
Life insurance in force..............   $99,741,126 $872,720  $2,377,705  $101,246,111    2.3%
                                       ============ ========  ==========  ============    ===

Premiums:*
 Life insurance......................  $    919,779 $  5,622  $   32,713  $    946,870    3.5%
 Health insurance....................       831,984    7,180          12       824,816      0%
                                       ------------ --------  ----------  ------------
  Total premiums.....................  $  1,751,763 $ 12,802  $   32,725  $  1,771,686    1.8%
                                       ============ ========  ==========  ============    ===
For the Year Ended December 31, 1998:
-------------------------------------
Life insurance in force..............  $ 93,904,622 $718,777  $2,434,438  $ 95,620,283    2.5 %
                                       ============ ========  ==========  ============    ===
Premiums:*
 Life insurance......................  $    862,101 $  5,090  $   31,503  $    888,514    3.5 %
 Health insurance....................       768,874    7,873      (1,092)      759,909    (.1)%
                                       ------------ --------  ----------  ------------
  Total premiums.....................  $  1,630,975 $ 12,963  $   30,411  $  1,648,423    1.8 %
                                       ============ ========  ==========  ============    ===

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

Date: March 21, 2001

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

       /s/ Lamar C. Smith *
By: ________________________________
     Lamar C. Smith Director

Date: March 21, 2001

        /s/ Gary L. Coleman
*By: _______________________________
   Gary L. Coleman Attorney-in-fact