Form 10-Q
period 2001-03-31
TORCHMARK CORP
filed 2001-05-14
CIK 320335

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2001                  Commission File Number 1-8052


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

                                         Yes   X    No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the last practicable date.

        CLASS                                  OUTSTANDING AT APRIL 30, 2001
     Common Stock,                                      125,451,684
    $1.00 Par Value

                          Index of Exhibits (Page 28)
                    Total number of pages included are 29.

                             TORCHMARK CORPORATION
                                     INDEX



                                                                            Page
                                                                            ----
Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                    Consolidated Balance Sheet                                 1
                    Consolidated Statement of Operations                       2
                    Consolidated Statement of Comprehensive Income             4
                    Consolidated Statement of Cash Flow                        5
                    Notes to Consolidated Financial Statements                 6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                  10

         Item 3.  Quantitative and Qualitative Disclosures
                  about Market Risk                                           23

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           24
         Item 6.  Exhibits and Reports on Form 8-K                            28

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             TORCHMARK CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Amounts in thousands)




                                                                               March 31,   December 31,
                                                                                 2001         2000
                                                                             ------------  ------------
                                                                              (Unaudited)
Assets:
Investments:
 Fixed maturities, available for sale, at fair value
  (amortized cost: 2001 - $6,250,990; 2000 - $6,185,000)                     $ 6,170,998   $ 5,949,515
 Equity securities, at fair value
  (cost: 2001 - $666; 2000 - $666)                                                   589           543
 Mortgage loans, at cost (estimated fair value:
  2001 - $118,401; 2000 - $118,756)                                              118,288       118,642
 Investment real estate, at depreciated cost                                      15,222        15,483
 Policy loans                                                                    259,222       255,320
 Other long-term investments (at fair value)                                      34,491        31,154
 Short-term investments                                                          206,685       100,546
                                                                             -----------   -----------
  Total investments                                                            6,805,495     6,471,203

Cash                                                                               5,852        35,089
Accrued investment income                                                        122,901       119,124
Other receivables                                                                 78,671        74,960
Deferred acquisition costs                                                     1,971,872     1,942,161
Value of insurance purchased                                                     128,353       133,158
Property and equipment                                                            38,105        38,694
Goodwill                                                                         387,492       390,509
Other assets                                                                      17,174        16,245
Separate account assets                                                        3,245,832     3,741,415
                                                                             -----------   -----------
  Total assets                                                               $12,801,747   $12,962,558
                                                                             ===========   ===========
Liabilities and Shareholders' Equity:
Liabilities:
 Future policy benefits                                                      $ 5,165,065   $ 5,111,730
 Unearned and advance premiums                                                    92,056        90,310
 Policy claims and other benefits payable                                        244,157       240,421
 Other policyholders' funds                                                       80,286        80,555
                                                                             -----------   -----------
  Total policy liabilities                                                     5,581,564     5,523,016

Accrued income taxes                                                             518,563       423,327
Short-term debt                                                                  302,105       329,148
Long-term debt (estimated fair value:
 2001 - $375,709; 2000 - $362,276)                                               364,058       365,989
Other liabilities                                                                232,475       183,908
Separate account liabilities                                                   3,245,832     3,741,415
                                                                             -----------   -----------
  Total liabilities                                                           10,244,597    10,566,803

Monthly income preferred securities (estimated
 fair value: 2001 - $201,200; 2000 - $202,000)                                   193,415       193,395

Shareholders' equity:
 Preferred stock, par value $1 per share -- Authorized 5,000,000 shares;
  outstanding: -0- in 2001 and in 2000                                                 0             0
 Common stock, par value $1 per share -- Authorized 320,000,000 shares;
  outstanding: 147,800,908 issued, less 21,805,946 held in treasury
  in 2001 and 21,411,898 held in treasury in 2000                                147,801       147,801
 Additional paid-in capital                                                      627,533       626,530
 Accumulated other comprehensive income (loss)                                   (59,034)     (148,406)
 Retained earnings                                                             2,305,147     2,220,671
 Treasury stock, at cost                                                        (657,712)     (644,236)
                                                                             -----------   -----------
  Total shareholders' equity                                                   2,363,735     2,202,360
                                                                             -----------   -----------
  Total liabilities and shareholders' equity                                 $12,801,747   $12,962,558
                                                                             ===========   ===========

         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              (Unaudited and in thousands except per share data)


                                                               Three Months Ended
                                                                   March 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenue:
  Life premium                                                $281,152   $267,060
  Health premium                                               252,862    224,977
  Other premium                                                 12,852     11,016
                                                              --------   --------
     Total premium                                             546,866    503,053

  Net investment income                                        120,687    117,111
  Realized investment gains (losses)                             6,544     (1,859)
  Other income                                                     669        712
                                                              --------   --------
     Total revenue                                             674,766    619,017

Benefits and expenses:
  Life policyholder benefits                                   185,561    176,674
  Health policyholder benefits                                 164,041    145,101
  Other policyholder benefits                                    9,277      9,745
                                                              --------   --------
     Total policyholder benefits                               358,879    331,520

  Amortization of deferred acquisition costs                    72,445     66,357
  Commissions and premium taxes                                 40,193     36,747
  Other operating expense                                       32,386     29,655
  Amortization of goodwill                                       3,018      3,018
  Interest expense                                              12,567     13,810
                                                              --------   --------
     Total benefits and expenses                               519,488    481,107

Income before income taxes                                     155,278    137,910

Income taxes                                                   (53,194)   (46,639)
Monthly income preferred securities dividend (net of tax)       (2,381)    (2,389)
                                                              --------   --------
Net income from continuing operations before
    extraordinary item                                          99,703     88,882
Loss from discontinued operations (net of income tax
    benefit of $1,766)                                          (3,280)         0
                                                              --------   --------
Net income before extraordinary item                            96,423     88,882
Loss on redemption of debt (net of income tax
    benefit of $13)                                                (25)         0
                                                              --------   --------
     Net income                                               $ 96,398   $ 88,882
                                                              ========   ========

                                  (Continued)

                             TORCHMARK CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              (Unaudited and in thousands except per share data)
                                  (Continued)




                                                                    Three Months Ended
                                                                         March 31,
                                                                    ------------------
                                                                       2001     2000
                                                                    --------   -------
Basic earnings per share:
Net income from continuing operations before extraordinary item       $ 0.79   $0.68
Loss from discontinued operations (less applicable tax benefit)        (0.03)   0.00
                                                                      ------   -----
Net income before extraordinary item                                    0.76    0.68
Loss on redemption of debt (less applicable tax benefit)                0.00    0.00
                                                                      ------   -----
 Net income                                                           $ 0.76   $0.68
                                                                      ======   =====

Diluted earnings per share:
Net income from continuing operations before extraordinary item       $ 0.79   $0.68
Loss from discontinued operations (less applicable tax benefit)        (0.03)   0.00
                                                                      ------   -----
Net income before extraordinary item                                    0.76    0.68
Loss on redemption of debt (less applicable tax benefit)                0.00    0.00
                                                                      ------   -----
 Net income                                                           $ 0.76   $0.68
                                                                      ======   =====


         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                         (Unaudited and in thousands)



                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                     -------------------
                                                                                                       2001      2000
                                                                                                     --------   --------
Net income                                                                                           $ 96,398   $ 88,882

Other comprehensive income:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising during period                                         158,475     29,748
      Less: reclassification adjustment for (gains) losses on securities included in net income        (3,473)      (103)
      Less: reclassification adjustment for amortization of discount and premium                       (1,035)      (634)
      Less: foreign exchange adjustment on securities marked to market                                  1,988       (377)
                                                                                                     --------   --------
           Unrealized gains (losses) on securities                                                    155,955     28,634
   Unrealized gains (losses) on other investments                                                         189        (70)
   Unrealized gains (losses) adjustment to deferred acquisition costs                                 (16,120)    (2,172)
   Foreign exchange translation adjustments                                                            (1,702)      (342)
                                                                                                     --------   --------
          Other comprehensive income (loss), before tax                                               138,322     26,050

   Income (tax) benefit related to other comprehensive income (loss)                                  (48,950)    (9,239)
                                                                                                     --------   --------
Other comprehensive income (loss)                                                                      89,372     16,811
                                                                                                     --------   --------
Comprehensive income                                                                                 $185,770   $105,693
                                                                                                     ========   ========

         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                         (Unaudited and in thousands)



                                                                           Three Months Ended
                                                                               March 31,
                                                                         ---------------------
                                                                            2001        2000
                                                                         ---------   ---------
Cash provided from operations                                            $ 205,768   $ 143,529

Cash provided from (used for) investment activities:
  Investments sold or matured:
    Fixed maturities available for sale - sold                             321,062      52,101
    Fixed maturities available for sale - matured, called, and repaid       57,630      50,418
    Other long-term investments                                                787         553
                                                                         ---------   ---------
      Total investments sold or matured                                    379,479     103,072

  Investments acquired:
    Fixed maturities                                                      (443,662)   (197,653)
    Other long-term investments                                             (4,151)     (6,562)
                                                                         ---------   ---------
      Total investments acquired                                          (447,813)   (204,215)

  Net decrease (increase) in short-term investments                       (106,132)     33,107
  Disposition of properties                                                    303         134
  Additions to properties                                                   (1,208)       (749)
                                                                         ---------   ---------
Cash used for investment activities                                       (175,371)    (68,651)

Cash provided from (used for) financing activities:
  Issuance of common stock                                                   1,074         515
  Repayments of debt                                                       (29,043)    (11,848)
  Acquisition of treasury stock                                            (15,132)    (57,638)
  Cash dividends paid to shareholders                                      (11,377)    (12,479)
  Net receipts (withdrawals) from deposit product operations                (5,156)      2,605
                                                                         ---------   ---------
Cash used for financing activities                                         (59,634)    (78,845)


Net increase (decrease) in cash                                            (29,237)     (3,967)
Cash at beginning of year                                                   35,089      14,441
                                                                         ---------   ---------
Cash at end of period                                                    $   5,852   $  10,474
                                                                         =========   =========

         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note A - Accounting Policies

     The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at March 31, 2001, and the consolidated results of operations and cash flow for the periods ended March 31, 2001 and 2000.


Note B - Discontinued Operations

     In 1996, Torchmark disposed of its energy segment. During the first quarter of 2001, Torchmark settled certain energy litigation which arose prior to the sale. As a result of the settlement, Torchmark incurred a $3.3 million after-tax charge reported as a discontinued operations loss. Management does not expect that there will be material additional charges to discontinued operations related to the energy segment.

                                  (UNAUDITED)


Note C - New Accounting Standard

     Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20), becomes effective for fiscal quarters beginning after March 15, 2001. This new standard changes the method of accounting for most asset-backed securities, but it excludes US government and government guaranteed securities. It requires that interest income be accounted for using the prospective effective-yield method, whereby changes in future cash flow expectations are accounted for over the remaining life of the security. This is accomplished through recalculating a new yield to maturity at the end of each reporting period for interest accrued based on the current book value and revised cash flow expectations. Revised expectations result in revised interest recognition. This prospective method differs from the currently required retrospective method whereby the effective yield is based on future expected and past actual cash flows, and the book value is restated using the newly-calculated effective yield as if it had been in effect since purchase.

     The new standard also sets forth new rules regarding the impairment of asset-backed securities. These impairments will be recognized in earnings in the future. On initial application of this standard, they are recognized as a change in accounting principle. Reversals of impairment charges are prohibited.

     Torchmark's management is evaluating the effect of the adoption of this standard. At this time, management believes that the adoption of this standard will cause Torchmark to recognize an after-tax charge of approximately $20 million as a cumulative effect of a change in accounting principle in the second quarter of 2001. Because Torchmark's total investment in asset-backed securities at fair value at April 30, 2001 (after giving effect to the accounting policy charge) was 1.7% of total investments, the effect on future earnings of the accounting principle change should be immaterial.

                                  (UNAUDITED)

Note D - Business Segments

     Torchmark's segments are based on the insurance product lines it markets and administers: life insurance, health insurance, and annuities. There is also an investment segment, which manages the investment portfolio, debt, and cash flow for the insurance segments and the corporate function. The measure of profitability for insurance segments is underwriting income before other income and administrative expenses. It represents the gross profit margin on insurance products before administrative expenses, and is calculated by deducting net policy obligations and acquisition expenses from premium revenue. The measure of profitability for the investment segment is excess investment income, which is the income earned on the investment portfolio in excess of net policy requirements and financing costs associated with debt and Torchmark's MIPS. The tables below set forth revenue (excluding realized investment gains and losses) and measures of profitability by segment as well as provide reconciliations from the total measures of profitability to pretax operating income for the three-month periods ended March 31, 2001 and March 31, 2000, respectively.


                                                   Selected Segment Information
                                                      (Amounts in thousands)

                                                                   Three months ended March 31, 2001
                                ----------------------------------------------------------------------------------------------------
                                  Life         Health     Annuity      Investment         Other        Adjustments      Consolidated
                                --------      --------    -------      ----------         -----        -----------      ------------
Revenue:
 Premium                        $281,152      $252,862    $12,852                                                         $546,866
 Net investment income                                                   $121,951                         $(1,264)         120,687
 Other income                                                                             $1,175             (506)             669
                                --------      --------    -------        --------         ------          -------         --------
    Total revenue*              $281,152      $252,862    $12,852        $121,951         $1,175          $(1,770)        $668,222
                                ========      ========    =======        ========         ======          =======         ========

Measures of profitability:
 Underwriting income
  before other income and
  administrative expenses       $ 69,662      $ 45,107    $ 6,698                                                         $121,467
 Excess investment income                                                $ 59,097                                           59,097
                                --------      --------    -------        --------         ------          -------         --------
    Total measures of
     profitability              $ 69,662      $ 45,107    $ 6,698        $ 59,097         $    0          $     0         $180,564
                                ========      ========    =======        ========         ======          =======         ========

* Excludes realized investment gains (losses)

                                  (UNAUDITED)


                                                   Selected Segment Information
                                                      (Amounts in thousands)

                                                                   Three months ended March 31, 2000
                                ----------------------------------------------------------------------------------------------------
                                  Life         Health     Annuity      Investment         Other        Adjustments      Consolidated
                                --------      --------    -------      ----------         -----        -----------      ------------
Revenue:
 Premium                        $267,060      $224,977      $11,016                                                      $503,053
 Net investment income                                                   $119,806                         $(2,695)        117,111
 Other income                                                                             $1,247             (535)            712
                                --------      --------      -------      --------         ------          -------        --------
   Total revenue*               $267,060      $224,977      $11,016      $119,806         $1,247          $(3,230)       $620,876
                                ========      ========      =======      ========         ======          =======        ========
Measures of profitability:
 Underwriting income
  before other income and
  administrative expense        $ 66,181      $ 40,585      $ 6,375                                                      $113,141
 Excess investment income                                                $ 57,074                                          57,074
                                --------      --------      -------      --------         ------          -------        --------
   Total measures of
    profitability               $ 66,181      $ 40,585      $ 6,375      $ 57,074         $    0          $     0        $170,215
                                ========      ========      =======      ========         ======          =======        ========


*Excludes realized investment gains (losses)




     Reconciliation of Measures of profitability to Pretax Operating Income
                            (Amounts in thousands)

                                                     For the three months ended
                                                               March 31,
                                                     --------------------------
                                                       2001              2000
                                                     --------         ---------

     Total measures of profitability                 $180,564         $170,215
     Other income                                       1,175            1,247
     Insurance administrative expenses                (29,980)         (27,255)
     Parent expense                                    (2,406)          (2,400)
     Tax equivalent adjustment                         (1,264)          (2,695)
     Goodwill amortization                             (3,018)          (3,018)
     Realized gains/(losses)                            6,544           (1,859)
     Pretax cost of MIPS                                3,663            3,675
                                                     --------         --------
       Operating income before taxes                 $155,278         $137,910
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

     3) Market trends in the senior-aged health care industry that provide alternatives to traditional Medicare, such as Health Maintenance Organizations and other managed care or private plans, and that could affect the sales of traditional Medicare supplemental insurance;

     4) Financial markets trends that affect sales of Torchmark's market-sensitive products;

     5) Interest rate changes that affect product sales and/or investment portfolio yield;

     6)  Increased pricing competition;

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

                             Results of Operations


     Torchmark management focuses on "net operating income" to evaluate the performance of the operations of the company. It excludes unusual and nonrecurring income or loss items which distort operating trends.

     The following items were excluded from net income in the appropriate period in order to compute net operating income:

     1) Realized investment gains (losses) and the related adjustment to deferred acquisition costs, net of tax;

     2) A loss on the redemption of debt in 2001, in the after-tax amount of $25 thousand; and

     3) A loss from discontinued operations relating to energy operations in 2001, in the after-tax loss amount of $3.3 million.

     The following table presents earnings and earnings per share data for Torchmark.


                        Earnings and Earnings Per Share
           (Dollar amounts in thousands, except for per share data)

                             For the three months ended
                                     March 31,
                            ---------------------------               %
                              2001                2000              Change
                            -------             -------             ------
Net operating income:
   Amount                   $95,449             $90,090                5.9
   Per Share:
      Basic                    0.76                0.69               10.1
      Diluted                  0.75                0.69                8.7


Net income:
   Amount                   $96,398             $88,882                8.5
   Per Share:
      Basic                    0.76                0.68               11.8
      Diluted                  0.76                0.68               11.8




     Torchmark's operating revenues, which exclude realized investment gains and losses, rose 8% to $668 million in the first quarter of 2001 over the prior-year period. Total premium increased 9% to $547 million and net investment income increased 3% to $121 million in the first quarter of 2001. Torchmark's operating expenses as a percentage of operating revenues remained steady at 4.8% in the 2001 quarter when compared with the prior-year quarter. As a percentage of total premium, insurance administrative expenses increased slightly from 5.4% in 2000 to 5.5% in 2001.

     The following table is a summary of Torchmark's net operating income by component. Insurance underwriting income is premium income less net policy obligations, commissions, acquisition expenses, and insurance administrative expenses. Excess investment income is tax equivalent net investment income reduced by the interest credited to net policy liabilities, and the financing cost of Torchmark's debt and Monthly Income Preferred Securities ("MIPS").

                        Summary of Net Operating Income
                         (Dollar amounts in thousands)

                                                                     Three months
                                                                    Ended March 31,        Increase
                                                                  -------------------   -------------
                                                                    2001       2000       Amount    %
                                                                  --------   --------   --------  ----
Insurance underwriting income before
 other income and administrative expense:
    Life                                                          $ 69,662   $ 66,181   $ 3,481     5
    Health                                                          45,107     40,585     4,522    11
    Annuity                                                          6,698      6,375       323     5
                                                                  --------   --------   -------
      Total                                                        121,467    113,141     8,326     7

Other income                                                         1,175      1,247       (72)   (6)
Administrative expense                                             (29,980)   (27,255)   (2,725)   10
                                                                  --------   --------   -------
Insurance underwriting income                                       92,662     87,133     5,529     6

Excess investment income                                            59,097     57,074     2,023     4
Corporate expense                                                   (2,406)    (2,400)       (6)    0
Goodwill amortization                                               (3,018)    (3,018)        0     0
Tax equivalency adjustment                                          (1,264)    (2,695)    1,431   (53)
                                                                  --------   --------   -------
 Pretax insurance net operating income                             145,071    136,094     8,977     7

Income tax                                                         (49,622)   (46,004)   (3,618)    8
                                                                  --------   --------   -------
Net operating income                                              $ 95,449   $ 90,090   $ 5,359     6
                                                                  ========   ========   =======   ===
Net operating income per diluted share                            $   0.75   $   0.69               9
                                                                  ========   ========             ===



A discussion of Torchmark's operations by segment follows.

     Life insurance. Torchmark's life insurance premium income increased 5% to $281 million in the first three months of 2001. The following table presents Torchmark's life insurance premium and policy charges by distribution method.

                                Life Insurance
                        Premium by Distribution Method
                         (Dollar amounts in thousands)


                                            Three months ended March 31,
                                         ----------------------------------
                                               2001             2000          Increase
                                         ----------------  ----------------  ------------
                                                     % of              % of
                                          Amount    Total   Amount    Total   Amount   %
                                         --------   -----  --------   -----  -------  --
Liberty National Exclusive Agency        $ 74,318     27   $ 73,294     27   $ 1,024   1
Direct Response                            69,975     25     66,954     25     3,021   5
American Income Exclusive Agency           59,928     21     56,730     21     3,198   6
United American Independent Agency         12,450      4      9,929      4     2,521  25
United American Branch Office Agency        4,864      2      4,850      2        14   0
Other                                      59,617     21     55,303     21     4,314   8
                                         --------    ---   --------    ---   -------
 Total life premium                      $281,152    100   $267,060    100   $14,092   5
                                         ========    ===   ========    ===   =======  ==



     Annualized life premium in force was $1.22 billion at March 31, 2001, rising 6% over $1.15 billion in force a year ago. Life insurance sales, in terms of annualized premium issued, were $77 million in the 2001 first quarter,
increasing 6% over 2000 same-period sales of $72 million.    The following table
presents Torchmark's life insurance sales and in force data by distribution method.

                                Life Insurance
          Annualized Premium Sales and In Force by Distribution Method
                         (Dollar amounts in thousands)


                                                   Sales                                      In Force
                                ----------------------------------------------    ------------------------------------------------
                                    Three months
                                   Ended March 31,                Increase               At March 31,                  Increase
                                ----------------------      ------------------    ------------------------     -------------------
                                 2001          2000         Amount       %            2001        2000          Amount          %
                                -------       -------       ------      --        ----------   ----------       -------        --
Direct Response                 $30,835       $29,515       $1,320       4        $  316,173   $  290,393       $25,780          9
Liberty National
 Exclusive Agency                13,522        13,426           96       1           313,280      310,016         3,264          1
AI Exclusive Agency              14,691        13,221        1,470      11           247,656      233,785        13,871          6
UA Independent Agency             7,139         5,258        1,881      36            55,833       45,507        10,326         23
UA Branch Office Agency           1,174         1,088           86       8            21,254       21,548          (294)        (1)
Other Distribution                9,142         9,708         (566)     (6)          267,155      249,774        17,381          7
                                -------       -------       ------                ----------   ----------       -------
 Total                          $76,503       $72,216       $4,287       6        $1,221,351   $1,151,023       $70,328          6
                                =======       =======       ======      ==        ==========   ==========       =======         ==


     Torchmark's Direct Response operation is conducted through direct mail, co-op mailings, television and consumer magazine advertising, and direct mail solicitations endorsed by groups, unions and associations. Direct Response sales increased 4% to $31 million in the first quarter of 2001, compared with $30 million in the same period of 2000. Annualized premium in force rose 9% over the prior year to $316 million at March 31, 2001. Premium income grew 5% to $70 million in the 2001 first quarter. The Direct Response operation additionally provides support to other Torchmark marketing agencies through sales leads.

     The Liberty National agency markets to middle-income customers in the Southeastern United States. It represented 27% of Torchmark's life premium, the largest of any distribution system. Life premium was $74 million in the first three months of 2001, up 1% over the comparable 2000 period. Life insurance sales also grew 1% to $14 million of annualized premium issued. Annualized life premium in force was $313 million at March 31, 2001, increasing 1% over the prior year. In the past year, this agency grew 7% with 2,014 agents at March 31, 2001, compared with 1,886 a year earlier.

     The American Income Agency markets to members of labor unions, credit unions, and other associations. This agency produced premium income of $60 million in the first quarter of 2001, an increase of 6% over the prior-year quarter. Life sales for this agency rose 11% in the 2001 quarter to $15 million. Growth in sales of the American Income Agency was largely attributable to the growth in the number of agents. Annualized life premium in force was $248 million at March 31, 2001, up 6% compared with a year ago.

     Life sales for the United American Independent Agency rose 36% in the 2001 quarter to $7 million. Annualized premium in force was $56 million at the end of March,

2001, increasing 23%. This agency represented Torchmark's largest increases in 2001 on a percentage basis in life sales, life premium income, and life annualized premium in force.

     Torchmark's Other distribution systems include the Military, United Investors, and other minor distribution channels. The 8% growth in premium income in other distribution was a result of the 13% growth in Military Agency premium to $32 million, offset by lesser growth in other channels. Sales in the Military Agency were $5.3 million in the first three months of 2001, level with the prior-year quarter. This agency had a 13% increase in annualized life premium in force totalling $130 million at March 31, 2001. This agency consists of former military officers who sell exclusively to military officers and their families.

                                Life Insurance
                              Summary of Results
                         (Dollar amounts in thousands)


                                           Three months ended March 31,
                                        ----------------------------------
                                             2001              2000          Increase
                                        ----------------  ----------------  -----------
                                                    % to              % to
                                         Amount     Total  Amount     Total  Amount   %
                                         --------   -----  --------   -----  ------   -
Premium and policy charges               $281,152    100   $267,060    100   $14,092  5
Net policy obligations                    121,089     43    116,962     44     4,127  4
Commissions and
 acquisition expense                       90,401     32     83,917     31     6,484  8
                                         --------          --------    ---   -------
Insurance underwriting income before
 other income and administrative
 expense                                 $ 69,662     25   $ 66,181     25   $ 3,481  5
                                         ========    ===   ========     ==   =======  =



     Life insurance underwriting income before insurance administrative expenses was $70 million in the first three months of 2001, increasing 5% over the same period of 2000. As a percentage of life premium, underwriting income was stable with the prior-year quarter at 25%.

     Health insurance. Health insurance premium income rose 12% from $225 million in the first three months of 2000 to $253 million in the same period of 2001. The table below is an analysis of Torchmark's health premium by distribution method.


                               Health Insurance
                        Premium by Distribution Method
                         (Dollar amounts in thousands)


                                            Three months ended March 31,
                                         ----------------------------------
                                               2001              2000         Increase
                                         ----------------  ----------------  -----------
                                                    % to              % to
                                          Amount    Total   Amount    Total   Amount   %
                                         --------   -----  ---------  -----  -------  --
United American Independent Agency       $119,494     47   $113,504     50   $ 5,990   5
United American Branch Office Agency       77,617     31     58,542     26    19,075  33
Liberty National Exclusive Agency          39,098     15     37,323     17     1,775   5
American Income Exclusive Agency           12,131      5     11,757      5       374   3
Direct Response                             4,522      2      3,851      2       671  17
                                         --------    ---   --------    ---   -------
  Total health premium                   $252,862    100   $224,977    100   $27,885  12
                                         ========    ===   ========    ===   =======  ==


   The table below is a presentation of health insurance sales and in force data.

                               Health Insurance
         Annualized Premium Sales and In Force By Distribution Method
                         (Dollar amounts in thousands)


                                                Sales                                       In Force
                                 --------------------------------------   --------------------------------------------
                                   Three months
                                  Ended March 31,        Increase                At March 31,           Increase
                                 -----------------   ------------------   ----------------------  -------------------
                                  2001      2000     Amount         %         2001       2000       Amount         %
                                 -------   -------   ------        ---    ----------   --------   --------         --
UA Branch Office Agency          $36,557   $29,571   $6,986         24    $  332,542   $248,566   $ 83,976         34
UA Independent Agency             21,601    19,906    1,695          9       474,526    451,804     22,722          5
Liberty Exclusive Agency           2,332     2,401      (69)        (3)      160,250    161,770     (1,520)        (1)
AI Exclusive Agency                2,258     2,033      225         11        46,490     45,237      1,253          3
Direct Response                    1,336     1,874     (538)       (29)       17,559     15,303      2,256         15
                                 -------   -------   ------               ----------   --------   --------
  Total                          $64,084   $55,785   $8,299         15    $1,031,367   $922,680   $108,687         12
                                 =======   =======   ======         ==    ==========   ========   ========         ==


     Annualized health insurance premium in force was $1.03 billion at March 31, 2001, up 12% over the in force health premium at March 31, 2000. Sales of health insurance, as measured by annualized premium issued, grew 15% to $64 million in the first quarter of

2001 over the same period a year earlier. Medicare Supplement sales rose 20% in the 2001 quarter to $53 million, and accounted for 82% of Torchmark's total health sales. Medicare Supplement products are sold by Torchmark's United American Independent and Branch Office Agencies. Both of these agencies experienced growth in health sales and annualized health premium in force when compared with the prior-year period. The United American Branch Office Agency has experienced rapid growth during the past twelve months, as the number of agents grew 33% to 3,780 at March 31, 2001. Growth in the size of the agency contributed greatly to the increase in Medicare Supplement sales. Annualized Medicare Supplement premium in force was $760 million at March 31, 2001, rising 16% from a year earlier. Medicare Supplement represented 74% of Torchmark's total health premium in force at the end of March, 2001, compared with 71% a year earlier.

     Cancer sales, produced primarily by the Liberty National Agency, were $2.4 million in the 2001 quarter, level with the prior-year period. Cancer annualized premium in force was also flat at $166 million. Cancer business represented 16% of Torchmark's annualized health premium in force at March 31, 2001. Other health product sales, consisting primarily of accident and limited-benefit hospital and surgical policies, declined 6% to $9 million in the 2001 quarter. Other health annualized premium in force increased 5% to $105 million.

     The following table presents underwriting margin data for health insurance.



                               Health Insurance
                              Summary of Results
                         (Dollar amounts in thousands)

                                             Three months ended March 31,
                                         -----------------------------------
                                              2001               2000         Increase
                                         ----------------  ----------------- -----------
                                                    % of              % of
                                         Amount     Total  Amount     Total  Amount    %
                                         --------   -----  --------   -----  -------  --
Premium and policy charges               $252,862    100   $224,977    100   $27,885  12
Net policy obligations                    160,263     63    141,052     63    19,211  14
Commissions and
  acquisition expense                      47,492     19     43,340     19     4,152  10
                                         --------    ---   --------    ---   -------
Insurance underwriting income before
  other income and administrative
  expenses                               $ 45,107     18   $ 40,585     18   $ 4,522  11
                                         ========    ===   ========    ===   =======  ==


   Underwriting margins for health insurance increased 11% to $45 million in the 2001 quarter over the prior-year quarter. As a percentage of health premium, underwriting margins were 18% in both periods as underwriting margin percentages in Medicare Supplement and cancer remained stable.

   Annuities. The following table presents collection and deposit balance information about Torchmark's annuities.

                                   Annuities
                       Collections and Deposit Balances
                         (Dollar amounts in thousands)


                           Collections                                 Deposit Balances
             --------------------------------------      ------------------------------------------
                Three Months
               Ended March 31,        Increase                 At March 31,            Increase
             -------------------  ----------------       -----------------------   ----------------
               2001       2000     Amount      %            2001         2000        Amount      %
             -------   --------   ---------  ----        ----------   ----------   ----------  ----
Fixed        $ 9,140   $ 10,365   $ (1,225)  (12)        $  649,064   $  672,192   $ (23,128)   (3)
Variable      82,512    134,477    (51,965)  (39)         3,102,522    3,819,189    (716,667)  (19)
             -------   --------   --------               ----------   ----------   ---------
  Total      $91,652   $144,842   $(53,190)  (37)        $3,751,586   $4,491,381   $(739,795)  (16)
             =======   ========   ========   ===         ==========   ==========   =========   ===

     Annuities are sold on both a fixed and a variable basis.   Fixed annuity
collections were $9.1 million in the first three months of 2001, declining 12% from $10.4 million collected in the prior-year period. Fixed annuities on deposit with Torchmark declined 3% to $649 million from one year ago. The fixed annuity balance was $662 million at year end 2000. Collections of variable annuities were $83 million in the first three months of 2001, declining 39% from variable collections of $134 million in the first three months of 2000. The variable annuity balance was $3.1 billion at March 31, 2001, $3.6 billion at December 31, 2000, and $3.8 billion one year ago. The 19% decrease in the last twelve months was due primarily to the significant weakening in financial markets. These deteriorating market conditions also contributed to the reduced sales and increased withdrawals in the first quarter of 2001.

     The following table presents underwriting margin data for Torchmark's annuities.

                                   Annuities
                              Summary of Results
                         (Dollar amounts in thousands)



                                                   Three months
                                                  Ended March 31,       Increase
                                                ------------------    ------------
                                                  2001      2000      Amount    %
                                                -------    -------    ------   --
Policy charges                                  $12,852    $11,016    $1,836   17
Net policy obligations                           (1,314)      (960)     (354)  37
Commissions and
  acquisition expense                             7,468      5,601     1,867   33
                                                -------    -------    ------
Insurance underwriting income before
  other income and administrative
  expenses                                      $ 6,698    $ 6,375    $  323    5
                                                =======    =======    ======   ==

     Policy charges for annuities for the first three months of 2001 were $13 million, compared with $11 million for the 2000 period, an increase of 17%. Policy charges are assessed against the annuity account balance periodically for insurance risk, sales, administration, and cash surrender. Annuity underwriting income rose 5% from $6.4 million in the first quarter of 2000 to $6.7 million in the same period of 2001.

     Effective April 30, 2001, the underwriting agreement providing for the sale of Torchmark's variable annuities by the Waddell & Reed sales force was terminated. A successor underwriter for these products was appointed effective May 1, 2001. The Waddell & Reed sales force was Torchmark's primary distribution method for variable annuities. In recent months, there has been a substantial increase in replacement activity with respect to in force variable annuity business, most of which is attributable to replacement by Waddell & Reed financial advisors of our variable annuity products with competing products of Nationwide. Torchmark has and is seeking other distributors for its variable annuities, but does not expect to emphasize the growth of this product line.

     Investment. The following table summarizes Torchmark's investment income and excess investment income.

                           Excess Investment Income
                            (Dollars in thousands)




                                                                    Three months
                                                                   Ended March 31,       Increase
                                                                ---------------------  -------------
                                                                  2001        2000      Amount    %
                                                                --------    --------   -------   ---
Net investment income                                           $120,687    $117,111   $ 3,576     3
Tax equivalency adjustment                                         1,264       2,695    (1,431)  (53)
                                                                --------    --------   --------
  Tax equivalent investment income                               121,951     119,806     2,145     2

Required interest on net insurance policy liabilities            (46,624)    (45,247)   (1,377)    3
Financing costs                                                  (16,230)    (17,485)    1,255    (7)
                                                                --------    --------   -------
Excess investment income                                        $ 59,097    $ 57,074   $ 2,023     4
                                                                ========    ========   ========   ==

     On a tax equivalent basis, net investment income increased 2% to $122 million in the first three months of 2001, compared with $120 million during the same 2000 period. The increase was caused primarily by the growth in the investment portfolio, but was partially offset by declining yields and an increase in investment expenses. Average invested assets, in which fixed maturities are included on an amortized cost basis, were $6.8 billion in the 2001 first quarter, an increase of 4% compared with $6.5 billion in the 2000 period. The $282 million increase in average invested assets over the prior-year quarter was achieved even though the Company used $92 million to repurchase Torchmark shares and used $104 million to reduce short-term debt.

     Excess investment income is tax-equivalent net investment income reduced by the interest credited to net insurance policy liabilities and less Torchmark's financing costs. Financing costs include interest on debt and the pretax
dividends on Torchmark's MIPS.    Excess investment income for the 2001 quarter
rose 4% to $59 million from $57 million for the same period of 2000. Financing costs declined 7% to $16 million in the 2001 quarter, as a result of debt paydowns. Because significant cash flow has been used to purchase Torchmark stock, management believes excess investment income should be considered on a per-share basis. Excess investment income per share rose 7% in the 2001 quarter to $.47 from $.44.

  During the first quarter of 2001, Torchmark continued to emphasize the purchase of investment grade fixed-maturity bonds. Purchases totalled $444 million and had an average yield of 7.68%, equivalent to an effective annual yield of 7.84%. For the comparable 2000 period, fixed-maturity acquisitions totalled $198 million, and had average and effective annual yields of 7.85% and 8.06%, respectively. The increased purchases resulted primarily from a higher level of tax-driven sales during the first quarter of 2001, compared with the same period in 2000. The average life of 2001 purchases was 9.3 years, compared with 8.7 years in the first quarter of last year.

     At the end of the first quarter of 2001, the fixed-maturity portfolio stood at $6.25 billion at amortized cost and had an unrealized loss of $80 million. At year-end 2000, the portfolio was $6.19 billion and the unrealized loss was $236 million. The reduction in unrealized loss reflected the quarter's continued decline in corporate bond yields, particularly in the shorter and medium maturity sectors. At the end of the first quarter 2000, the portfolio was $6.05 billion at amortized cost and had an unrealized loss of $257 million.

     At March 31, 2001, the portfolio had an estimated average life of 11.6 years and an average effective duration of 6.1 years. The average life of the portfolio at the same 2000 quarter-end was 12.5 years, and the effective duration was 6.2 years. The overall quality of the portfolio continues to be high, with an average quality rating of "A-." Approximately 93% of the portfolio was considered investment grade.


                              Financial Condition

     Liquidity. Torchmark's strong positive cash flow, its marketable investments, and the availability of a line of credit facility indicate Torchmark's high level of liquidity. Torchmark's insurance operations ordinarily generate cash flows in excess of immediate requirements. Torchmark's net cash inflows from operations were $206 million in the first three months of 2001, compared with $144 million in the same period of 2000, an increase of 43%. In addition to cash flows from operations, Torchmark received $58 million in investment maturities or repayments during the first three months of 2001.

     Torchmark's cash and short-term investments were $213 million at March 31, 2001, compared with $136 million of these assets at December 31, 2000. Cash and short-term investments were $78 million at the end of March, 2000. In addition to these liquid assets, Torchmark's entire portfolio of fixed-income and equity securities, in the approximate amount of $6.2 billion at market value on March 31, 2001, is available for sale should any need arise.

     Torchmark has in place a line of credit facility, which is also designed as a backup credit line for a commercial paper program. This program provides credit up to a maximum amount of $600 million, and permits Torchmark to borrow from either the credit line or issue commercial paper at any time up to the combined facility maximum of $600 million. Terms of the facility permit borrowing up to the maximum amount at variable interest rates. Torchmark is subject to certain covenants regarding capitalization and earnings, with which Torchmark was in full compliance at March 31, 2001. At that date, Torchmark had commercial paper outstanding in the face amount of $303 million and no borrowings on the line of credit. At December 31, 2000, $331 million face amount of commercial paper was outstanding.

     Capital resources. Torchmark's total debt outstanding was $666 million at March 31, 2001, compared with $695 million at December 31, 2000 and $778 million at March 31, 2000. Long-term debt was $364 million at March 31, 2001, compared with $366 million at December 31, 2000, and $372 million at March 31, 2000. Debt as a percentage of total capitalization was 20.4% at March 31, 2001, counting the MIPS as equity and excluding the effects of fluctuations in security values based on changes in interest rates in the financial markets. The debt to capitalization ratio was 21.5% at year-end 2000 and 24.7% at March 31, 2000. If the MIPS were counted as debt, the debt to capitalization ratio would be 26.3% at March 31, 2001, compared with 27.5% at year-end 2000 and 30.8% one year ago. Interest coverage was 13.4 times for the first three months of 2001, compared with 11.0 times for the first three months of 2000. Excluding realized gains and losses, interest coverage would have been 12.8 in 2001 and 11.1 in 2000.

     Torchmark redeemed 2 million shares of the total outstanding 8 million shares of its 9.18% Monthly Income Preferred Securities ("MIPS") on April 30, 2001. This redemption, in the amount of $50 million plus accrued dividends, was financed by the issuance of commercial paper.

     Torchmark acquired 449 thousand of its shares on the open market at a cost of $15 million during the first three months of 2001. Torchmark intends to make additional repurchases under its share repurchase program on the open market when financial conditions warrant; however, the possible negative impact of share repurchases on Torchmark's debt ratings or the claims-paying ratings of its insurance subsidiaries would be taken into consideration.

      Torchmark's shareholders' equity was $2.36 billion at March 31, 2001, compared with $2.20 billion at the prior year end and $2.03 billion one year ago. Book value per share was $18.76 at March 31, 2001, compared with $17.43 at year-end 2000 and $15.71 a year earlier. After adjusting shareholders' equity to remove the effects of interest-rate fluctuations on the security portfolio on an after-tax basis, shareholders' equity was $2.41 billion at March 31, 2001, compared with $2.34 billion at the prior year end and $2.18 billion a year ago. On a per share basis, adjusted book value was $19.14 at the end of March, 2001, compared with $18.53 at year-end 2000 and $16.88 at March 31, 2000. The year-over-year growth in adjusted book value per share was 13.4%, and was achieved during a twelve-month period in which $92 million in share buybacks were made.

     The annualized return on common equity, or net operating income from continuing operations as a percentage of average equity excluding the effects of interest rate fluctuations on securities, was 16.1% for the first quarter of 2001. Return on equity for the same period in 2000 was 16.6%.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 2001.

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings

     Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a defendant. In 1999, Alabama enacted legislation limiting punitive damages in non-physical injury cases to the greater of $500,000 or three times compensatory damages. Since this legislation has not undergone scrutiny by appellate courts regarding its constitutionality and a jury's discretion regarding the amount of compensatory damages (including mental anguish) awarded in any given case is not precisely defined, the effect of this legislation on Torchmark's litigation remains unclear. Bespeaking caution is the fact that the likelihood or extent of a punitive damage award in any given case is currently impossible to predict. As of March 31, 2001, Liberty was a party to approximately 100 active lawsuits (including 9 employment related cases and excluding interpleaders and stayed cases), 80 of which were Alabama proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

  Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, contingent liabilities arising from threatened and pending litigation are not presently considered by management to be material. It should be noted, however, that large punitive damage awards bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly Alabama, continue to occur, creating the potential for unpredictable material adverse judgments in any given punitive damage suit.

  On August 25, 1995, purported class action was filed against Torchmark, Globe, United American and certain officers of these companies in the United States District Court for the Western District of Missouri on behalf of all former agents of Globe (Smith v. Torchmark Corporation, Case
                        -------------------------------
No. 95-3304-CV-S-4). This action alleges that the defendants breached independent agent contracts with the plaintiffs by treating them as captive agents and engaged in a pattern of racketeering activity wrongfully denying income and renewalcommissions to the agents, restricting insurance sales, mandating the purchase of worthless leads, terminating agents without cause and inducing the execution of independent agent contracts based on misrepresentations of fact. Monetary damages in an unspecified amount were sought. A plaintiff class was certified by the District Court on February 26, 1996, although the certification did not go to the merits of the allegations in the complaint. On December 31, 1996, the plaintiffs filed an amended complaint in Smith to allege violations of various provisions of the Employment Retirement
   -----
Income Security Act of 1974. Extensive discovery was then conducted. In October 1998, defendants filed a motion to decertify the presently defined class in Smith. On March 23, 1999, the District
-----

Court granted defendants' motion to decertify the Smith class in part and
                                                  -----
decertified all but the ERISA claims of a more narrowly defined Smith class.  In
                                                                -----
May 1999, the defendants filed motions to dismiss the claims certified by the Court's March 23, 1999 order. On December 14, 1999, the District Court granted defendants' motion for summary judgment. That Court denied a motion for reconsideration on January 21, 2000. Defendants filed a motion for summary judgment on the remaining individual claims in the Smith case on May 1, 2000 and
                                                   -----
this motion was granted by the District Court on January 4, 2001. The plaintiffs filed a notice of appeal shortly thereafter, which defendants moved to dismiss as premature. The appeal was subsequently dismissed and defendants filed a motion for attorneys fees and costs on April 24, 2001.

     As previously reported, Liberty has been a party to two lawsuits alleging that a class of persons were insured under Liberty policies when Liberty knew that such persons were not entitled to retain any benefits under these policies, one of which was filed in 1996 in the Circuit Court of Jefferson County, Alabama (Harris v. Liberty National Life Insurance Company, Case No. CV-96-01836) and
---------------------------------------------------
the other in the Circuit Court of St. Clair County, Alabama (Gentry v. Liberty
                                                             -----------------
National Life Insurance Company, Case No. CV-97-61).  The Gentry case was
--------------------------------                          ------
dismissed by the St. Clair County Circuit Court on June 16, 1998 and subsequently the Harris case was amended to add former plaintiff Gentry as an
                 ------
additional class representative in that case. On December 28, 1999, the Jefferson County Circuit Court entered an order in Harris granting summary
                                                   ------
judgment for Liberty on all plaintiffs' claims except unjust enrichment. The only remaining claim in the Harris plaintiffs' motion for class certification,
                            ------
one of unjust enrichment, was denied by the Circuit Court in an order denying the motion for class certification entered February 10, 2000. On March 13, 2000, plaintiffs in Harris filed a motion to alter, amend or vacate the Circuit
                    ------
Court's order denying class certification. The motion to consider denial of class certification in Harris was subsequently denied by the Circuit Court. The
                       ------
individual unjust enrichment claims were settled by the parties on March 16, 2001 and all remaining litigation will be dismissed.

     As previously reported, on March 15, 1999, Torchmark was named as a defendant in consolidated derivative securities class action litigation involving Vesta Insurance Group, Inc. filed in the U.S. District Court for the Northern District of Alabama (In re Vesta Insurance Group, Inc. Securities
                             ---------------------------------------------
Litigation. Master File No. 98-AR-1407-S). The amended consolidated complaint in
----------
this litigation alleges violations of Section 10(b) of the Securities Exchange Act of 1934 by the defendants Vesta, certain present and former Vesta officers and directors, Vesta's former independent public accountants and Torchmark and of Section 20(a) of the Exchange Act by certain former Vesta officers and directors and Torchmark acting as "controlling persons" of Vesta in connection with certain accounting irregularities in Vesta's reported financial results and filed financial statements. Unspecified damages and equitable relief are sought on behalf of a purported class of purchasers of Vesta equity securities between June 2, 1995 and June 29, 1998. A class was certified in this litigation on October 25, 1999. On October 23, 2000, the District Court denied the defendants' motions to dismiss the consolidated amended class action complaint in this litigation and ordered the defendants to answer the amended class action complaint. Discovery is proceeding and the case has been set for trial in November 2001.

     As previously reported, Liberty was served on October 28, 1999 with a subpoena from the Florida Department of Insurance in connection with that Department's investigation into Liberty's sales practices and disclosures in the State of Florida regarding industrial life insurance and low coverage life insurance policies. Liberty has also received similar subpoenas from the Alabama, Georgia, Kentucky, Texas, South Carolina and Minnesota Insurance Departments regarding its industrial life insurance and other low face-amount life insurance policies sold in those states. Specific inquiry is made into the historical use of race-based mortality, a practice discontinued by Liberty many years ago. Liberty has been and continues responding to these subpoenas in a timely fashion. In July 2000, the Florida and Georgia Insurance Departments issued cease and desist orders to all companies reporting premium income from industrial life insurance, including Liberty, stating that, to the extent that any company is currently collecting any race-based insurance premiums from Florida and Georgia residents, respectively, it immediately cease and desist from collecting any premium differential based on the race of the policyholders. On August 22, 2000, the Florida District Court of Appeals issued an order staying the Florida Insurance Department's immediate final cease and desist order, pending appeals to the Florida Supreme Court. At present, the Company, as an Alabama domestic company, is being examined by representatives of the Alabama Department of Insurance with regard to issues parallel to those raised by the State of Florida.

     On December 8, 1999, purported class action litigation was filed against Liberty in the United States District Court for the Northern District of Alabama (Moore v. Liberty National Life Insurance Company, Case No. CV-99-BU-3262-S), on
 ------------------------------------------------
behalf of all African-Americans who have or have had at the time of policy termination an ownership interest in certain life insurance policies ($25,000 face amount or less) marketed by Liberty and certain of its former subsidiaries. The alleged class period covers virtually the entire twentieth century. Plaintiffs allege racial discrimination in Liberty's premium rates in violation of 42 U.S.C. (S) 1981, breach of fiduciary duty in sales and administrative practices, receipt of excessive and unreasonable premium payments by Liberty, improper hiring, supervision, retention and failure to monitor actions of officers, agents and employees, breach of contract in dismantling the debit premium collection system, fraudulent inducement and negligent misrepresentation. Unspecified compensatory and punitive damages are sought together with a declaratory judgment and equitable and/or injunctive relief, including establishment of a constructive trust for the benefit of class members. Defendants filed a motion for judgment on the pleadings or in the alternative for summary judgment on January 27, 2000. On April 7, 2000, the District Court entered an order granting Liberty's motion for judgment on the pleadings and dismissing plaintiffs' claims under 42 U.S.C. (S) 1981 with prejudice as time-barred and dismissing their state law claims without prejudice to re-file in state court if desired. Plaintiffs subsequently filed motions with the District Court to reconsider its April 17, 2000 order and for permission to file an amended complaint adding similar claims under 24 U.S.C.
(S) 1982. Liberty opposed this motion. On June 22, 2000, purported class action litigation with allegations comparable to those in the Moore case was
                                                              -----
filed against Liberty in the Circuit Court of Jefferson County, Alabama (Baldwin
                                                                         -------
v. Liberty National Life Insurance Company, Case No. CV 00-684).  The Baldwin
------------------------------------------                            -------
case is currently stayed pending disposition of the Moore case.
                                                    -----

     On July 3, 2000, the District Court issued an order in the Moore case
                                                                -----
granting in part and denying in part the plaintiffs' motions. The District Court ordered the Moore plaintiffs to file an amended complaint setting forth their
            -----
claims under 28 U.S.C. (S)(S) 1981 and 1982 and, if such claims are timely, any state law claims for breach of contract related to the discontinuance of debit collections, and dismissed with prejudice all remaining state law claims of the plaintiffs as time-barred by the common law rule of repose. On July 14, 2000, plaintiffs filed their amended complaint with the District Court and Liberty filed a motion to alter or amend the District Court's July order or, in the alternative, requested that the District Court certify for purposes of appeal the issue whether the state law doctrine of repose should be applied to and bar plaintiffs' actions under (S)(S) 1981 and 1982. The District Court entered such an order on July 21, 2000 and stayed proceedings in Moore pending resolution of
                                                    -----
Liberty's petition to the U.S. Circuit Court of Appeals for the Eleventh Circuit. Liberty filed a petition on July 30, 2000 with the Eleventh Circuit seeking that Court's permission to appeal the portions of the District Court's July order in Moore granting the plaintiffs the right to file the amended
              -----
complaint. The Eleventh Circuit Court granted Liberty's motion and will consider Liberty's arguments regarding the applicability of the state law of repose to actions under (S)(S)1981 and 1982. Seven individual cases with similar allegations to those in the Moore case which were filed against Liberty in
                            -----
various state Circuit Courts in Alabama remain pending. In the earliest filed of the individual state court actions, Walter Moore v. Liberty National Life
                                    -------------------------------------
Insurance Company (Circuit Court of Dallas County, CV 00-306) the Court entered
-----------------
an order granting summary judgment in favor of Liberty based upon the doctrine of repose and has subsequently denied a motion to reconsider its dismissal of this case.

     On March 15, 2001, purported class action litigation was filed against Liberty in the United States District Court for the District of South Carolina (Hinton v. Liberty National Life Insurance Company, Civil Action No. 3-01-68078
--------------------------------------------------
19), containing allegations largely similar to the Moore case filed in the
                                                   -----
Federal District Court for the Northern District of Alabama. Liberty was described in the suit as successor in interest of New South Life Insurance Company, an insurer acquired out of receivership by an entity which was subsequently acquired by Peninsular Life Insurance Company. In 1985, Liberty reinsured a block of insurance business from Peninsular, including business formerly written by New South. Liberty has requested indemnification in the Hinton litigation from Peninsular and its successors in interest and is also
------
seeking a change of venue to consolidate the Hinton case with the Moore case
                                             ------               -----
currently pending in Federal District Court in Alabama.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             (11) Statement re computation of per share earnings


         (b) Reports on Form 8-K

             No reports on Form 8-K were filed in the first quarter of 2001.

                                  SIGNATURES



     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             TORCHMARK CORPORATION



Date:   May 11, 2001                     /s/    C. B. Hudson
                                         --------------------------------------
                                         C. B. Hudson, Chairman of the
                                         Board, President, and Chief
                                         Executive Officer



Date:   May 11, 2001                     /s/    Gary L. Coleman
                                         --------------------------------------
                                         Gary L. Coleman, Executive Vice
                                         President and Chief Financial Officer
                                         (Chief Accounting Officer)