Form 10-Q
period 2001-06-30
TORCHMARK CORP
filed 2001-08-14
CIK 320335

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  June 30, 2001                   Commission File Number 1-8052


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

                                         Yes   X    No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the last practicable date.

        CLASS                                   OUTSTANDING AT July 31, 2001
     Common Stock,                                      124,935,207
    $1.00 Par Value

                          Index of Exhibits (Page 30)
                     Total number of pages included are 31.

                             TORCHMARK CORPORATION
                                     INDEX



                                                                         Page
                                                                         ----
Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                    Consolidated Balance Sheet                              1
                    Consolidated Statement of Operations                    2
                    Consolidated Statement of Comprehensive Income          4
                    Consolidated Statement of Cash Flow                     5
                    Notes to Consolidated Financial Statements              6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      10

         Item 3.  Quantitative and Qualitative Disclosures about Market
                  Risk                                                     24


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                       25
          Item 4.  Submission of Matters to a Vote of Security Holders     30
          Item 6.  Exhibits and Reports on Form 8-K                        30

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             TORCHMARK CORPORATION
                          CONSOLIDATED BALANCE SHEET
                         (Dollar amounts in thousands)



                                                                                               June 30,             December 31,
                                                                                                 2001                  2000
                                                                                              ----------            ------------
                                                                                              (Unaudited)
Assets

Investments:
 Fixed maturities, available for sale, at fair value
  (amortized cost:  2001 - $6,265,581; 2000 - $6,185,500)                                    $ 6,153,868           $ 5,949,515
 Equity securities, at fair value (cost:  2001 - $666; 2000 - $666)                                  623                   543
 Mortgage loans, at cost (fair value: 2001 - $118,194; 2000 - $118,756)                          118,082               118,642
 Investment real estate, at depreciated cost                                                      14,376                15,483
 Policy loans                                                                                    260,156               255,320
 Other long-term investments (at fair value)                                                      30,225                31,154
 Short-term investments                                                                          107,382               100,546
                                                                                             -----------           -----------
     Total investments                                                                         6,684,712             6,471,203

Cash                                                                                               5,070                35,089
Accrued investment income                                                                        121,221               119,124
Other receivables                                                                                 79,054                74,960
Deferred acquisition costs                                                                     2,010,525             1,942,161
Value of insurance purchased                                                                     123,777               133,158
Property and equipment                                                                            37,351                38,694
Goodwill                                                                                         384,473               390,509
Other assets                                                                                      16,443                16,245
Separate account assets                                                                        3,040,810             3,741,415
                                                                                             -----------           -----------
     Total assets                                                                            $12,503,436           $12,962,558
                                                                                             ===========           ===========
Liabilities and Shareholders' Equity

Liabilities:
 Future policy benefits                                                                      $ 5,217,833           $ 5,111,730
 Unearned and advance premiums                                                                    92,743                90,310
 Policy claims and other benefits payable                                                        244,067               240,421
 Other policyholders' funds                                                                       80,409                80,555
                                                                                             -----------           -----------
     Total policy liabilities                                                                  5,635,052             5,523,016

Accrued income taxes                                                                             516,699               423,327
Short-term debt                                                                                  300,389               329,148
Long-term debt (fair value: 2001 - $375,763; 2000 - $362,276)                                    363,579               365,989
Other liabilities                                                                                130,304               183,908
Separate account liabilities                                                                   3,040,810             3,741,415
                                                                                             -----------           -----------
     Total liabilities                                                                         9,986,833            10,566,803

Monthly income preferred securities (fair value: 2001 - $154,500;
 2000 - $202,000)                                                                                145,075               193,395

Shareholders' equity:
 Preferred stock, par value $1 per share -- Authorized 5,000,000 shares;
  outstanding: -0- in 2001 and in 2000                                                                 0                     0
 Common stock, par value $1 per share -- Authorized 320,000,000 shares;
  outstanding: 126,800,908 issued, less 1,742,581 held in treasury in
  2001 and 147,800,908 issued, less 21,411,898 held in treasury in 2000                          126,801               147,801

 Additional paid-in capital                                                                      539,527               626,530
 Accumulated other comprehensive income (loss)                                                   (77,215)             (148,406)
 Retained earnings                                                                             1,838,567             2,220,671
 Treasury stock, at cost                                                                         (56,152)             (644,236)
                                                                                             -----------           -----------
     Total shareholders' equity                                                                2,371,528             2,202,360
                                                                                             -----------           -----------
     Total liabilities and shareholders' equity                                              $12,503,436           $12,962,558
                                                                                             ===========           ===========



              See accompanying Notes to Consolidated Financial Statements

                             TORCHMARK CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
              (Unaudited and in thousands except per share data)



                                                          Three Months Ended                     Six Months Ended
                                                               June 30,                               June 30,
                                                      ---------------------------          -------------------------------
                                                        2001               2000               2001                 2000
                                                      --------           --------          ----------           ----------
Revenue:
 Life premium                                         $288,768           $269,661          $  569,920           $  536,721
 Health premium                                        253,656            223,992             506,518              448,969
 Other premium                                          18,794             13,181              31,646               24,197
                                                      --------           --------          ----------           ----------

   Total premium                                       561,218            506,834           1,108,084            1,009,887

 Net investment income                                 122,864            117,427             243,551              234,538
 Realized investment gains (losses)                      4,288             (9,839)             10,832              (11,698)
 Other income                                              660                711               1,329                1,423
                                                      --------           --------          ----------           ----------

   Total revenue                                       689,030            615,133           1,363,796            1,234,150

Benefits and expenses:
 Life policyholder benefits                            192,081            178,623             377,642              355,297
 Health policyholder benefits                          165,363            145,491             329,404              290,592
 Other policyholder benefits                             9,363              9,160              18,640               18,905
                                                      --------           --------          ----------           ----------

   Total policyholder benefits                         366,807            333,274             725,686              664,794

 Amortization of deferred acquisition costs             79,054             67,277             151,499              133,634
 Commissions and premium taxes                          40,477             37,613              80,670               74,360
 Other operating expense                                32,188             30,007              64,574               59,662
 Amortization of goodwill                                3,019              3,019               6,037                6,037
 Interest expense                                       11,760             14,169              24,327               27,979
                                                      --------           --------          ----------           ----------

Total benefits and expenses                            533,305            485,359           1,052,793              966,466

Income from continuing operations before income
 taxes, equity in extraordinary item, and
 cumulative effect of change earnings of Vesta
 in accounting principle                               155,725            129,774             311,003              267,684
Income taxes                                           (53,426)           (43,937)           (106,620)             (90,576)
Monthly income preferred securities dividend
 (net of tax)                                           (1,461)            (2,543)             (3,842)              (4,932)
                                                      --------           --------          ----------           ----------

Income from continuing operations before
 extraordinary item and cumulative effect
 of change in accounting principle                     100,838             83,294             200,541              172,176
Loss from discontinued operations (net of
 applicable tax benefit of $1,766)                           0                  0              (3,280)                   0
                                                      --------           --------          ----------           ----------
Income before extraordinary item and cumulative
 effect of change in accounting principle              100,838             83,294             197,261              172,176
Loss on redemption of debt (net of applicable
 tax benefit of $582 and $595, respectively)            (1,080)                 0              (1,105)                   0
                                                      --------           --------          ----------           ----------
Income before cumulative effect of change in
 accounting principle                                   99,758             83,294             196,156              172,176
Cumulative effect of change in accounting
 principle (net of applicable tax benefit
 of $14,315)                                           (26,584)                 0             (26,584)                   0
                                                      --------           --------          ----------           ----------
   Net income                                         $ 73,174           $ 83,294          $  169,572           $  172,176
                                                      ========           ========          ==========           ==========


                         (Continued on following page)

                            TORCHMARK CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
              (Unaudited and in thousands except per share data)
                                  (Continued)




                                                          Three Months Ended                     Six Months Ended
                                                               June 30,                               June 30,
                                                      ---------------------------          -------------------------------
                                                        2001               2000               2001                 2000
                                                      --------           --------          ----------           ----------
Basic earnings per share:
Income from continuing operations before
 extraordinary item and cumulative effect of
 change in accounting principle                       $   0.81           $   0.65          $     1.60           $     1.33
Loss from discontinued operations (net of
 applicable tax benefit)                                  0.00               0.00               (0.03)                0.00
                                                      --------           --------          ----------           ----------
Income before extraordinary item and cumulative
 effect of change in accounting principle                 0.81               0.65                1.57                 1.33
Loss on redemption of debt (net of applicable
 tax benefit)                                            (0.01)              0.00               (0.01)                0.00
                                                      --------           --------          ----------           ----------
Income before cumulative effect of change in
 accounting  principle                                    0.80               0.65                1.56                 1.33
Cumulative effect of change in accounting
 principle (net of applicable tax benefit)               (0.22)              0.00               (0.21)                0.00
                                                      --------           --------          ----------           ----------
   Net income                                         $   0.58           $   0.65          $     1.35           $     1.33
                                                      ========           ========          ==========           ==========


Diluted earnings per share:
Income from continuing operations before
 extraordinary item and cumulative effect of
 change in accounting principle                       $   0.80           $   0.65          $     1.59           $     1.33
Loss from discontinued operations (net of
 applicable tax benefit)                                  0.00               0.00               (0.03)                0.00
                                                      --------           --------          ----------           ----------
Income before extraordinary item and cumulative
 effect of change in accounting principle                 0.80               0.65                1.56                 1.33
Loss on redemption of debt (net of applicable
 tax benefit)                                            (0.01)              0.00               (0.01)                0.00
                                                      --------           --------          ----------           ----------
Income before cumulative effect of change
 in accounting principle                                  0.79               0.65                1.55                 1.33
Cumulative effect of change in accounting
 principle (net of applicable tax benefit)               (0.21)              0.00               (0.21)                0.00
                                                      --------           --------          ----------           ----------
Net income                                            $   0.58           $   0.65          $     1.34           $     1.33
                                                      ========           ========          ==========           ==========



         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                         (Unaudited and in thousands)




                                                                Three Months Ended                       Six Months Ended
                                                                      June 30,                               June 30,
                                                             ----------------------------           ---------------------------
                                                               2001                2000               2001               2000
                                                             --------            --------           --------           --------
Net income                                                   $ 73,174           $  83,294           $169,572           $172,176

Other comprehensive income (loss):
 Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during period     (62,629)           (105,247)            95,846            (75,499)
  Less: reclassification adjustment for gains (losses)
       on securities included in net income                    (6,169)             24,215             (9,642)            24,112
  Less: reclassification adjustment for change in
       accounting standard                                     40,899                   0             40,899                  0
  Less: reclassification adjustment for amortization of
       discount and premium                                    (2,068)               (940)            (3,103)            (1,574)
  Less: foreign exchange adjustment on securities
       marked to market                                        (1,636)                503                352                126
                                                             --------            --------           --------           --------
  Unrealized  gains (losses) on securities                    (31,603)            (81,469)           12,4352            (52,835)
 Unrealized losses on other investments                          (640)             (5,260)              (451)            (5,330)
 Unrealized gains (losses) on deferred acquisition costs        2,618               6,574            (13,502)             4,402
 Foreign exchange translation adjustments                       1,130                (583)              (572)              (925)
                                                             --------            --------           --------           --------
  Other comprehensive income (loss), before tax               (28,495)            (80,738)           109,827            (54,688)

 Income tax benefit (expense) related to other
  comprehensive income (loss)                                  10,314              28,826            (38,636)            19,587
                                                             --------            --------           --------           --------
Other comprehensive income (loss)                             (18,181)            (51,912)            71,191            (35,101)
                                                             --------            --------           --------           --------
Comprehensive income                                         $ 54,993            $ 31,382           $240,763           $137,075
                                                             ========            ========           ========           ========


         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOW
                         (Unaudited and in thousands)


                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                     ---------------------------------
                                                                                       2001                    2000
                                                                                     ---------               ---------
Cash provided from operations                                                        $ 243,836               $ 250,064

Cash provided from (used for) investment activities:
  Investments sold or matured:
    Fixed maturities available for sale - sold                                         601,159                 129,831
    Fixed maturities available for sale - matured,                                     134,608                 104,576
     called, and repaid
    Other long-term investments                                                          3,339                  25,698
                                                                                     ---------               ---------

      Total investments sold or matured                                                739,106                 260,105

  Investments acquired:
    Fixed maturities                                                                  (845,354)               (310,437)
    Other long-term investments                                                         (5,001)                (10,361)
                                                                                     ---------               ---------

      Total investments acquired                                                      (850,355)               (320,798)

  Net decrease in short-term investments                                                13,166                   7,736
  Disposition of properties                                                                551                     216
  Additions to properties                                                               (1,976)                 (5,024)
                                                                                     ---------               ---------

Cash used for investment activities                                                    (99,508)                (57,765)

Cash provided from (used for) financing activities:
  Issuance of common stock                                                               3,338                     807
  Repayments of debt                                                                   (31,279)                (77,235)
  Redemption of MIPS                                                                   (50,000)                      0
  Acquisition of treasury stock                                                        (54,481)                (95,622)
  Cash dividends paid to shareholders                                                  (23,080)                (23,692)
  Net receipts from deposit product operations                                         (18,845)                  5,950
                                                                                     ---------               ---------

Cash used for financing activities                                                    (174,347)               (189,792)

Net increase (decrease) in cash                                                        (30,019)                  2,507
Cash at beginning of year                                                               35,089                  14,441
                                                                                     ---------               ---------
Cash at end of period                                                                $   5,070               $  16,948
                                                                                     =========               =========

         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note A - Accounting Policies

     The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at June 30, 2001 and the consolidated results of operations, comprehensive income and cash flow for the periods ended June 30, 2001 and 2000.

Note B - New Accounting Standard

     Torchmark adopted a new accounting standard Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20) effective April 1, 2001. This new standard changes the method of accounting for most of Torchmark's asset-backed securities, but it excludes US government and government-guaranteed securities. It requires that interest income be accounted for using the prospective effective-yield method, whereby changes in future cash flow expectations are accounted for over the remaining life of the security. This is accomplished through recalculating a new yield to maturity at the end of each reporting period for interest accrued based on the current book value and revised cash flow expectations. Revised expectations result in revised interest recognition. This prospective method differs from the previously required retrospective method whereby the effective yield was based on future expected and past actual cash flows, and the book value was restated using the newly-calculated effective yield as if it had been in effect since purchase.

     The new standard also sets forth specific new rules regarding the impairment of asset-backed securities. Future impairments, if any, will be recognized as a component of realized investment losses. On initial application of this standard, impairments are recognized as a change in accounting principle. Reversals of previous impairment charges are prohibited.

     In accordance with this standard, Torchmark evaluated the expected cash flow on its asset-backed securities under the new rules. As a result, Torchmark determined that these assets were impaired by $41 million, or $27 million after tax. This impairment charge was recorded as a cumulative effect of a change in accounting principle in the second quarter of 2001. Also, during the second quarter, Torchmark sold an additional $40 million of these securities after adjustment for the impairment. Torchmark's total investment at fair value in asset-backed securities subject to the accounting rule at June 30, 2001 was $24 million, or less than 1% of total investments. The effect on future earnings from the adoption of this standard should be immaterial.

                                  (UNAUDITED)


Note C - Partial Redemption of Monthly Income Preferred Securities

     Torchmark redeemed two million shares of its 9.18% Monthly Income Preferred Securities ("MIPS") in April, 2001 at a cost of $50 million. The MIPS were carried at a value of $48.4 million. The redemption resulted in a $1.1 million after-tax loss in the second quarter. At June 30, 2001, six million shares remained outstanding. On July 31, 2001, Torchmark announced the August 31, 2001 redemption of an additional 1.6 million shares of the MIPS. The MIPS are redeemable at Torchmark's option at $25 per share, and are subject to a mandatory redemption in full at September 30, 2024.


Note D - Business Segments

     Torchmark's segments are based on the insurance product lines it markets and administers: life insurance, health insurance, and annuities. There is also an investment segment, which manages the investment portfolio, debt, and cash flow for the insurance segments and the corporate function. The measure of profitability for insurance segments is underwriting income before other income and administrative expenses. It represents the gross profit margin on insurance products before administrative expenses, and is calculated by deducting net policy obligations and acquisition expenses from premium revenue. The measure of profitability for the investment segment is excess investment income, which is the income earned on the investment portfolio in excess of net policy requirements and financing costs associated with debt and Torchmark's MIPS. The tables below set forth revenue (excluding realized investment gains and losses) and measures of profitability by segment as well as provide reconciliations from the total measures of profitability to pretax operating income for the six-month periods ended June 30, 2001 and June 30, 2000, respectively.

                                  (UNAUDITED)


                                                   Selected Segment Information
                                                      (Amounts in thousands)

                                                                           Six months ended June 30, 2001
                                             ------------------------------------------------------------------------------------
                                               Life       Health     Annuity   Investment     Other    Adjustments   Consolidated
                                             --------    --------    -------   ----------     -----    -----------   ------------
Revenue:
   Premium                                   $569,920    $506,518    $31,646                                          $1,108,084
   Net investment income                                                        $245,930                 $(2,379)        243,551
   Other income                                                                               $2,300        (971)          1,329
                                             --------    --------    -------    --------      ------     -------      ----------
         Total revenue*                      $569,920    $506,518    $31,646    $245,930      $2,300     $(3,350)     $1,352,964
                                             ========    ========    =======    ========      ======     =======      ==========

Measure of profitability:
   Underwriting income
     before other income and
     administrative expense                  $139,349    $ 89,897    $13,684                                          $  242,930
   Excess investment  income                                                    $122,020                                 122,020
                                             --------    --------    -------    --------      ------     -------      ----------
         Total measure of
           profitability                     $139,349    $ 89,897    $13,684    $122,020      $    0     $     0      $  364,950
                                             ========    ========    =======    ========      ======     =======      ==========


* Excludes realized investment gains (losses)


                                                   Selected Segment Information
                                                      (Amounts in thousands)

                                                                           Six months ended June 30, 2000
                                             ------------------------------------------------------------------------------------
                                               Life       Health     Annuity   Investment     Other    Adjustments   Consolidated
                                             --------    --------    -------   ----------     -----    -----------   ------------
Revenue:
   Premium                                   $536,721    $448,969    $24,197                                          $1,009,887
   Net investment income                                                        $239,791                 $(5,253)        234,538
   Other income                                                                               $2,478      (1,055)          1,423
                                             --------    --------    -------    --------      ------     -------      ----------
         Total revenue*                      $536,721    $448,969    $24,197    $239,791      $2,478     $(6,308)     $1,245,848
                                             ========    ========    =======    ========      ======     =======      ==========

Measure of profitability:
   Underwriting income before
     other income and
     administrative expense                  $132,541    $ 80,089    $14,438                                          $  227,068
   Excess investment income                                                     $113,200                                 113,200
                                             --------    --------    -------    --------      ------     -------      ----------
         Total measure of
           profitability                     $132,541    $ 80,089    $14,438    $113,200      $    0     $     0      $  340,268
                                             ========    ========    =======    ========      ======     =======      ==========


* Excludes realized investment gains (losses)

                                  (UNAUDITED)

     Reconciliation of Measure of Profitability to Pretax Operating Income
                            (Amounts in thousands)

                                                   For the six months ended
                                                            June 30,
                                                   ---------------------------
                                                     2001               2000
                                                   --------           --------
Total measure of profitability                     $364,950           $340,268
Other income                                          2,300              2,478
Insurance administrative expense                    (59,466)           (54,924)
Parent expense                                       (5,108)            (4,738)
Tax equivalent adjustment                            (2,379)            (5,253)
Goodwill amortization                                (6,037)            (6,037)
Realized gains/(losses)                              10,832            (11,698)
Pretax cost of MIPS                                   5,911              7,588
                                                   --------           --------
      Operating income before taxes**              $311,003           $267,684
                                                   ========           ========

** Income from continuing operations before income taxes, extraordinary item, and cumulative effect of change in accounting principle

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

     Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond Torchmark's control. If these estimates or assumptions prove to be incorrect, the actual results of Torchmark may differ materially from the forward-looking statements made on the basis of such estimates or assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, which may be national in scope, related to the insurance industry generally, or applicable to Torchmark specifically. Such events or developments could include, but are not necessarily limited to:

      1) Deteriorating general economic conditions leading to increased lapses and/or decreased sales of Torchmark's policies;
      2) Regulatory developments, including changes in governmental regulations (particularly those impacting taxes and changes to the Federal Medicare program that would affect Medicare Supplement insurance);
      3) Market trends in the senior-aged health care industry that provide alternatives to traditional Medicare, such as Health Maintenance Organizations and other managed care or private plans, and that could affect the sales of traditional Medicare supplemental insurance;
      4) Interest rate changes that affect product sales and/or investment portfolio yield;
      5) Increased pricing competition;
      6) Adverse litigation results;
      7) The inability of Torchmark to achieve the anticipated levels of administrative and operational efficiencies;
      8) The customer response to new products and marketing initiatives;
      9) Adverse levels of mortality, morbidity, and utilization of healthcare services relative to Torchmark's assumptions; and
     10) The inability of Torchmark to obtain timely and appropriate premium rate increases for health insurance policies due to regulatory delay.

                             Results of Operations

     Torchmark management focuses on "net operating income" to evaluate the operating performance of the company. It excludes unusual and nonrecurring income or loss items which distort operating trends.

     The following items were excluded from net income in the appropriate period in order to compute net operating income:

     1) Realized investment gains (losses) and the related adjustment to deferred acquisition costs, net of tax;
     2) A loss on the redemption of debt and Monthly Income Preferred Securities ("MIPS") in 2001, in the after-tax amount of $1.1 million;
     3) A loss from discontinued operations relating to energy operations in 2001, in the after-tax loss amount of $3.3 million; and
     4) A $27 million after-tax charge for the adoption of a new accounting standard relating to asset-backed securities in 2001.

     The following table presents earnings and earnings per share data for Torchmark.

                        Earnings and Earnings Per Share
           (Dollar amounts in thousands, except for per share data)

                                    For the six months ended
                                            June 30,
                                    ------------------------          %
                                      2001            2000          Change
                                    --------        --------        ------
      Net operating income:
            Amount                  $193,500        $179,780          7.6
            Per Share:
                     Basic              1.54            1.39         10.8
                     Diluted            1.53            1.39         10.1


      Net income:
            Amount                  $169,572        $172,176         (1.5)
            Per Share:
                     Basic              1.35            1.33          1.5
                     Diluted            1.34            1.33          0.8


     Torchmark's operating revenues, which exclude realized investment gains and losses, rose 9% to $1.4 billion in the first half of 2001 over the prior-year period. Total premium increased 10% to $1.1 billion and net investment income increased 4% to $244 million in 2001. Torchmark's operating expenses as a percentage of operating revenues were 4.8% in both of the six-month periods. As a percentage of total premium, insurance administrative expenses were stable at 5.4% in both periods.

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

                        Summary of Net Operating Income
                         (Dollar amounts in thousands)

                                                                                Six months
                                                                               Ended June 30,                 Increase
                                                                        --------------------------        -----------------
                                                                           2001             2000          Amount        %
                                                                        ---------         --------        -------      ----
Insurance underwriting income before
    other income and administrative expense:
       Life                                                             $ 139,349         $132,541        $ 6,808        5
       Health                                                              89,897           80,089          9,808       12
       Annuity                                                             13,684           14,438           (754)      (5)
                                                                        ---------         --------        -------
           Total                                                          242,930          227,068         15,862        7

Other income                                                                2,300            2,478           (178)      (7)
Administrative expense                                                    (59,466)         (54,924)        (4,542)       8
                                                                        ---------         --------        -------
Insurance underwriting income                                             185,764          174,622         11,142        6

Excess investment income                                                  122,020          113,200          8,820        8
Corporate expense                                                          (5,108)          (4,738)          (370)       8
Goodwill amortization                                                      (6,037)          (6,037)             0        0
Tax equivalency adjustment                                                 (2,379)          (5,253)         2,874      (55)
                                                                        ---------         --------        -------
    Pretax insurance net operating income                                 294,260          271,794         22,466        8

Income tax                                                               (100,760)         (92,014)        (8,746)      10
                                                                        ---------         --------        -------
Net operating income                                                    $ 193,500         $179,780        $13,720        8
                                                                        =========         ========        =======      ===
Net operating income per diluted share                                  $    1.53         $   1.39                      10
                                                                        =========         ========                     ===

A discussion of Torchmark's operations by segment follows.

     Life insurance. Torchmark's life insurance premium income increased 6% to $570 million in the first six months of 2001. The following table presents Torchmark's life insurance premium and policy charges by distribution method.

                                Life Insurance
                        Premium by Distribution Method
                         (Dollar amounts in thousands)

                                                            Six months ended June 30,
                                                   -------------------------------------------
                                                          2001                     2000                 Increase
                                                   ------------------       ------------------      ----------------
                                                                 % of                     % of
                                                   Amount       Total       Amount       Total      Amount         %
                                                   --------     -----       --------     -----      ------       ---
Liberty National Exclusive Agency                  $149,537        26       $147,160        27      $ 2,377        2
Direct Response                                     144,731        26        133,763        25       10,968        8
American Income Exclusive Agency                    121,005        21        114,102        21        6,903        6
United American Independent Agency                   24,183         4         20,203         4        3,980       20
United American Branch Office Agency                  9,709         2          9,722         2          (13)       0
Other                                               120,755        21        111,771        21        8,984        8
                                                   --------       ---       --------       ---      -------       --
    Total life premium                             $569,920       100       $536,721       100      $33,199        6
                                                   ========       ===       ========       ===      =======       ==


     Annualized life premium in force was $1.24 billion at June 30, 2001, 5% higher than the $1.17 billion in force a year ago. Life insurance sales, in terms of annualized premium issued, were $151 million in the 2001 first six
months, increasing 3% over 2000 same-period sales of $147 million.    The
following table presents Torchmark's life insurance sales and in force data by distribution method.

                                Life Insurance
         Annualized Premium Sales and in Force by Distribution Method
                         (Dollar amounts in thousands)


                                                           Sales                                     In Force
                                         ---------------------------------------    ------------------------------------------
                                               Six months
                                             Ended June 30,         Increase               At June 30,             Increase
                                         --------------------    ---------------    ------------------------    --------------
                                           2001        2000      Amount       %       2001           2000       Amount      %
                                         --------    --------    -------     ---    ---------     ----------    -------    ---
Direct Response                          $ 60,450    $ 60,169    $   281      0     $  321,138    $  299,426    $21,712     7
Liberty National Exclusive Agency          27,755      26,988        767      3        315,339       312,166      3,173     1
A1 Exclusive Agency                        30,028      27,409      2,619     10        252,706       237,728     14,978     6
UA Independent Agency                      12,890      10,491      2,399     23         57,074        46,552     10,522    23
UA Branch Office Agency                     2,437       2,387         50      2         21,327        21,496       (169)   (1)
Other Distribution                         17,659      19,278     (1,619)    (8)       271,368       257,086     14,282     6
                                         --------    --------    -------            ----------    ----------    -------
   Total                                 $151,219    $146,722    $ 4,497      3     $1,238,952    $1,174,454    $64,498     5
                                         ========    ========    =======    ===     ==========    ==========    =======   ===


     Torchmark's Direct Response operation is conducted through direct mail, co-op mailings, television and consumer magazine advertising, and direct mail solicitations endorsed by groups, unions and associations. Direct Response sales were flat at $60 million in the first six months of both 2001 and 2000. Annualized premium in force rose 7% over the past twelve months to $321 million at June 30, 2001. Premium income increased 8% to $145 million in the 2001 first half. Additionally, the Direct Response operation additionally provides support to other Torchmark marketing agencies through sales leads.

     The Liberty National Agency markets to middle-income customers in the Southeastern United States. It represented 26% of Torchmark's life premium, the largest of any distribution system. Life premium was $150 million in the first six months of 2001, increasing 2% over the comparable 2000 period. Life insurance sales grew 3% to $28 million of annualized premium issued. Annualized life premium in force was $315 million at June 30, 2001, increasing 1% over the prior year.

     The American Income Agency markets to members of labor unions, credit unions, and other associations. This agency produced premium income of $121 million in the first half of 2001, an increase of 6% over the prior-year period. Life sales for this agency rose 10% in the 2001 period to $30 million. Growth in sales of the American Income Agency was largely attributable to the growth in the number of agents. Annualized life premium in force was $253 million at June 30, 2001, up 6% compared with a year ago.

     Torchmark's Other Distribution systems include the Military, United Investors, and other minor distribution channels. The 8% growth in premium income in Other Distribution was a result of the 13% growth in Military Agency premium to $65 million, offset by lesser growth in other channels. Sales in the Military Agency were $11.3 million in the first six months of 2001, up 10%. This agency had a 13% increase in annualized life premium in force totalling $135 million at June 30, 2001. This independent agency consists of former military officers who sell exclusively to military officers and their families.

                                Life Insurance
                              Summary of Results
                         (Dollar amounts in thousands)



                                               Six months ended June 30,
                                      --------------------------------------
                                             2001                 2000            Increase
                                      -----------------    -----------------    -------------
                                                  % to                 % to
                                       Amount     Total     Amount     Total    Amount     %
                                      --------    -----    --------    -----    -------   ---
Premium and policy charges            $569,920     100     $536,721     100     $33,199     6
Net policy obligations                 247,702      43      234,436      44      13,266     6
Commissions and acquisition expense    182,869      32      169,744      31      13,125     8
                                      --------             --------             -------
Insurance underwriting income before
   other income and administrative
   expense                            $139,349      25     $132,541      25     $ 6,808     5
                                      ========     ===     ========     ===     =======   ===


     Life insurance underwriting income before insurance administrative expenses was $139 million in the first half of 2001, increasing 5% over the same period of 2000. As a percentage of life premium, underwriting income was stable with the prior-year period.

     Health insurance. Health insurance premium income grew 13% from $449 million in the first six months of 2000 to $507 million in the same period of 2001. The table below is an analysis of Torchmark's health premium by distribution method.

                               Health Insurance
                        Premium by Distribution Method
                         (Dollar amounts in thousands)

                                                  Six months ended June 30,
                                           --------------------------------------
                                                  2001                 2000            Increase
                                           -----------------    -----------------    -------------
                                                       % to                 % to
                                            Amount     Total     Amount     Total    Amount     %
                                           --------    -----    --------    -----    -------   ---
United American Independent Agency         $236,108      47     $222,743      49     $13,365     6
United American Branch Office Agency        159,418      31      119,700      27      39,718    33
Liberty National Exclusive Agency            77,862      15       75,489      17       2,373     3
American Income Exclusive Agency             24,385       5       23,722       5         663     3
Direct Response                               8,745       2        7,315       2       1,430    20
                                           --------     ---     --------     ---     -------
   Total health premium                    $506,518     100     $448,969     100     $57,549    13
                                           ========     ===     ========     ===     =======   ===

   The table below is a presentation of health insurance sales and in force data.

                               Health Insurance
         Annualized Premium Sales and In Force By Distribution Method
                         (Dollar amounts in thousands)

                                                           Sales                                     In Force
                                         ---------------------------------------    ------------------------------------------
                                               Six months
                                             Ended June 30,         Increase               At June 30,             Increase
                                         --------------------    ---------------    ------------------------    --------------
                                           2001        2000      Amount       %       2001           2000       Amount      %
                                         --------    --------    -------     ---    ---------     ----------    -------    ---
UA Branch Office Agency                  $ 64,260    $ 58,334    $5,926       10    $  344,618    $259,902      $ 84,716    33
UA Independent Agency                      37,988      36,891     1,097        3       480,360     452,226        28,134     6
Liberty Exclusive Agency                    4,922       4,995       (73)      (1)      157,212     156,420           792     2
A1 Exclusive Agency                         4,772       4,317       455       11        47,099      45,541         1,558     3
Direct Response                             1,727       2,397      (670)     (28)       18,035      15,545         2,490    16
                                         --------    --------    ------             ----------    --------      --------
   Total                                 $113,669    $106,934    $6,735        6    $1,047,324    $929,634      $117,690    13
                                         ========    ========    ======      ===    ==========    ========      ========

     Annualized health insurance premium in force was $1.05 billion at June 30, 2001, up 13% from a year ago. Sales of health insurance, as measured by annualized premium issued, grew 6% to $114 million in the first half of 2001 compared with the same year-ago period, but declined 3% for the second quarter of 2001, compared with the year-ago quarter. Medicare Supplement sales, which represented 79% of Torchmark's total health sales, grew 10% in the first six-month period of 2001, but declined 2% in the second quarter, compared with the same year-ago quarter. United American Independent and Brach Office Agencies sell Torchmark's Medicare Supplement products. Slowing growth in Medicare Supplement sales was in part the result of agent resistance to premium rate increases during the period and a temporary shortage of sales leads provided to agents. The volume of Medicare Supplement sales for the remainder of 2001 remains unclear as the number of forced disenrollees from Medicare HMO's will not be known until mid-September. In the past several years, Medicare HMO disenrollees have been a material portion of sales. Annualized Medicare Supplement premium in force was $778 million at June 30, 2001, up 17% from a year earlier and represented 74% of Torchmark's total health premium in force.

     Cancer sales, produced primarily by the Liberty National Agency, were $5.1 million in the 2001 six months, rising 3% over the prior-year period. Cancer annualized premium in force was $164 million, compared with $161 million a year earlier. Cancer business represented 16% of Torchmark's annualized health premium in force at June 30, 2001. Other health product sales, consisting primarily of accident and limited-benefit hospital and surgical policies, declined 8% to $19 million in the 2001 period. Other health annualized premium in force increased 4% to $106 million.

     The following table presents underwriting margin data for health insurance.


                               Health Insurance
                              Summary of Results
                         (Dollar amounts in thousands)



                                                  Six months ended June 30,
                                           --------------------------------------
                                                  2001                 2000            Increase
                                           -----------------    -----------------    -------------
                                                       % to                 % to
                                            Amount     Total     Amount     Total    Amount     %
                                           --------    -----    --------    -----    -------   ---
Premium and policy charges                 $506,518     100     $448,969     100     $57,549    13
Net policy obligations                      321,866      63      282,589      63      39,277    14
Commissions and acquisition expense          94,755      19       86,291      19       8,464    10
                                           --------     ---     --------     ---     -------
Insurance underwriting income before
  other income and administrative
  expenses                                 $ 89,897      18     $ 80,089      18     $ 9,808    12
                                           ========     ===     ========     ===     =======   ===


   Underwriting margins for health insurance increased 12% to $90 million in the 2001 six months over the prior-year period. As a percentage of health premium, underwriting margins were 18% in both periods as underwriting margin percentages in Medicare Supplement and cancer business remained stable.

   Annuities. The following table presents collection and deposit balance information about Torchmark's annuities.

                                   Annuities
                       Collections and Deposit Balances
                         (Dollar amounts in thousands)

                             Collections                                   Deposit Balances
               ----------------------------------------    -------------------------------------------
                    Six Months
                   Ended June 30,           Increase               At June 30,            Increase
               --------------------    ----------------     -----------------------   ----------------
                 2001        2000        Amount      %         2001         2000        Amount      %
               --------    --------    ---------    ---     ----------   ----------   ---------    ---
Fixed          $ 13,629    $ 21,919    $  (8,290)   (38)    $  628,436   $  667,936   $ (39,500)    (6)
Variable         98,200     295,931     (197,731)   (67)     3,040,810    3,698,426    (657,616)   (18)
               --------    --------    ---------            ----------   ----------   ---------
   Total       $111,829    $317,850    $(206,021)   (65)    $3,669,246   $4,366,362   $(697,116)   (16)
               ========    ========    =========    ===     ==========   ==========   =========    ===


     Torchmark's annuities are offered on both a fixed and a variable basis. Fixed annuity collections were $14 million in the first six months of 2001, declining 38% from $22 million collected in the prior-year period. Fixed annuities on deposit with Torchmark declined 6% to $628 million from one year ago. The fixed annuity balance was $662 million at year- end 2000. Collections of variable annuities were $98 million in the first six months of 2001, declining 67% from variable collections of $296 million in the same period of 2000. The variable annuity balance was $3.0 billion at June 30, 2001, $3.6 billion at December 31, 2000, and $3.7 billion one year ago. The 18% decrease in variable annuity balances in the last year was primarily the result of (1) the significant decline in the market value of deposit balances from September 30, 2000 through March 31, 2001, reflective of general equity markets during that period, and (2) the decline in deposit balances between March 31 and June 30, 2001, that was primarily the result of the Waddell & Reed sales force replacing Torchmark variable annuities with those of a competitor.

     Effective April 30, 2001, Torchmark terminated the underwriting agreement providing for the sale of Torchmark's variable annuities by the Waddell & Reed sales force, which was Torchmark's primary distributor of variable annuities. A successor underwriter for Torchmark's variable annuity products was appointed effective May 1, 2001. While Torchmark is seeking other distributors for its variable annuities, it does not expect to emphasize the growth of this product line in the future.


     The following table presents underwriting margin data for Torchmark's annuities.

                                   Annuities
                              Summary of Results
                         (Dollar amounts in thousands)

                                                   Six months
                                                 Ended June 30,         Increase
                                               ------------------    --------------
                                                 2001       2000      Amount    %
                                               -------    -------    ------    ---
Policy charges                                 $31,646    $24,197    $7,449     31
Net policy obligations                          (2,693)    (2,409)     (284)    12
Commissions and acquisition expense             20,655     12,168     8,487     70
                                               -------    -------    ------
Insurance underwriting income before
   other income and administrative
   expenses                                    $13,684    $14,438    $ (754)    (5)
                                               =======    =======    ======    ===


     Policy charges are assessed against the annuity account balance periodically for insurance risk, sales, administration, and cash surrender. Policy charges for annuities through June of 2001 were $32 million, an increase of 31% compared with $24 million for the 2000 period. However, annuity underwriting income declined 5% from $14.4 million in 2000. The increase in 2001 policy charges resulted in large part from the surrender charges associated with the Waddell & Reed replacement activity. However, the additional revenue was more than offset by the increase in acquisition costs written off for the surrendered annuities.

     Investment. The following table summarizes Torchmark's investment income and excess investment income.

                           Excess Investment Income
                            (Dollars in thousands)

                                                   Six months
                                                 Ended June 30,         Increase
                                               ------------------    --------------
                                                 2001       2000      Amount    %
                                               -------    -------    ------    ---
Net investment income                          $243,551   $234,538   $ 9,013     4
Tax equivalency adjustment                        2,379      5,253    (2,874)  (55)
                                               --------   --------   -------
   Tax equivalent investment income             245,930    239,791     6,139     3
Required interest on net insurance
  policy liabilities                            (93,672)   (91,024)   (2,648)    3
Financing costs                                 (30,238)   (35,567)    5,329   (15)
                                               --------   --------   -------
Excess investment income                       $122,020   $113,200   $ 8,820     8
                                               ========   ========   =======   ===

     On a tax equivalent basis, net investment income increased 3% to $246 million in the first six months of 2001, compared with $240 million during the same 2000 period. The increase was caused primarily by the growth in the investment portfolio, but was partially offset by declining yields on new acquisitions and an increase in investment expenses. Average invested assets, in which fixed maturities are included on an amortized cost basis, were $6.8 billion in the 2001 first six months, an increase of 5% compared with $6.5 billion in the 2000 period. The $322 million increase in average invested assets over the prior-year period was achieved even though the Company used $94 million to repurchase Torchmark shares, redeemed $50 million of its MIPS, and used $41 million to reduce short-term debt during the past twelve months.

     Excess investment income is tax-equivalent net investment income reduced by the interest credited to net insurance policy liabilities and less Torchmark's financing costs. Financing costs include interest on debt and the pretax dividends on Torchmark's MIPS.

Excess investment income for the 2001 six-month period rose 8% to $122 million from $113 million for the same period of 2000. Financing costs declined 15% to $30 million in the 2001 period, as a result of debt paydowns, the $50 million redemption of the MIPS, and lower borrowing costs. Because significant cash flow has been used to purchase Torchmark stock, management believes excess investment income should be considered on a per-share basis. Excess investment income per share rose 11% in the 2001 period to $.97 from $.87.

     During the first six months of 2001, Torchmark continued to emphasize the purchase of investment grade fixed-maturity bonds. Purchases totalled $846 million and had an average yield of 7.54%, equivalent to an effective annual yield of 7.69%. For the comparable 2000 period, fixed-maturity acquisitions totalled $311 million, and had average and effective annual yields of 8.06% and 8.28%, respectively. The increased purchases resulted primarily from a higher level of tax-motivated sales during the first half of 2001, compared with the same period in 2000. The average life of 2001 purchases was 11.4 years, compared with 7.8 years in the same period of last year.

     At the end of the second quarter, the fixed-maturity portfolio stood at $6.27 billion at amortized cost and had an unrealized loss of $112 million. At the same quarter-end 2000, the portfolio was $6.02 billion and the unrealized loss was $339 million. The decrease in unrealized loss reflected the impact of interest rate changes on market values despite an ongoing program to capture investment gains for tax purposes where available.

     At June 30, 2001, the portfolio had an estimated average life of 11.9 years and an average effective duration of 6.2 years. The overall quality of the portfolio continues to be high, with an average quality rating of "A3." Approximately 92% of the portfolio was considered investment grade.


                              Financial Condition

     Liquidity. Torchmark's strong positive cash flow, its marketable investments, and the availability of a line of credit facility indicate Torchmark's high level of liquidity. Torchmark's insurance operations ordinarily generate cash flows in excess of immediate requirements. Torchmark's net cash inflows from operations were $244 million in the first six months of 2001, compared with $250 million in the same period of 2000. In addition to cash flows from operations, Torchmark received $135 million in investment maturities or repayments during the first six months of 2001.

     Torchmark's cash and short-term investments were $112 million at June 30, 2001, compared with $136 million of these assets at December 31, 2000. Cash and short-term investments were $109 million at the end of June, 2000. In addition to these liquid assets, Torchmark's entire portfolio of fixed-income and equity securities, in the approximate amount of $6.2 billion at market value on June 30, 2001, is available for sale should any need arise.

     Torchmark has in place a line of credit facility, which is also designed as a backup credit line for a commercial paper program. This program provides credit up to a maximum amount of $600 million, and permits Torchmark to borrow from either the credit line or issue commercial paper at any time up to the combined facility maximum of $600 million. Terms of the facility permit borrowing up to the maximum amount at variable interest rates. Torchmark is subject to certain covenants regarding capitalization and earnings, with which Torchmark was in full compliance at June 30, 2001. At that date, Torchmark had commercial paper outstanding in the face amount of $301 million and no borrowings on the line of credit. At December 31, 2000, $331 million face amount of commercial paper was outstanding.

     Capital resources. Torchmark's total debt outstanding was $664 million at June 30, 2001, compared with $695 million at December 31, 2000 and $713 million at June 30, 2000. Long-term debt was $364 million at June 30, 2001, compared with $366 million at December 31, 2000, and $372 million at June 30, 2000. Debt as a percentage of total capitalization was 20.4% at June 30, 2001, counting the MIPS as equity and excluding the effects of fluctuations in security values based on changes in interest rates in the financial markets. The debt to capitalization ratio was 21.5% at year-end 2000 and 22.9% at June 30, 2000. If the MIPS were counted as debt, the debt to capitalization ratio would be 24.9% at June 30, 2001, compared with 27.5% at year-end 2000 and 29.1% one year ago. Interest coverage was 13.8 times for the first six months of 2001, compared with
10.6 times for the first half of 2000. Excluding realized gains and losses, interest coverage would have been 13.3 in 2001 and 11.0 in 2000.

     Torchmark redeemed 2 million shares of the total outstanding 8 million shares of its 9.18% Monthly Income Preferred Securities ("MIPS") on April 30, 2001. This redemption, in the amount of $50 million plus accrued dividends, was financed by the issuance of commercial paper. Torchmark recorded an after-tax loss on the redemption of $1.1 million. The MIPS are redeemable at Torchmark's option at par value of $25 per share. On July 31, 2001, Torchmark announced the August 31, 2001 redemption of an additional 1.6 million shares of the MIPS.

     Torchmark acquired 1.5 million of its shares on the open market at a cost of $54 million during the first six months of 2001. Torchmark will continue to consider repurchasing its outstanding common shares when financial markets are favorable; however, the possible negative impact of share repurchases on Torchmark's debt ratings or the claims-paying ratings of its insurance subsidiaries would be taken into consideration.

      Torchmark's shareholders' equity was $2.37 billion at June 30, 2001, compared with $2.20 billion at the prior year end and $2.01 billion one year ago. Book value per share was $18.96 at June 30, 2001, compared with $17.43 at year-end 2000 and $15.77 a year earlier. After adjusting shareholders' equity to remove the effects of interest-rate fluctuations on the security portfolio on an after-tax basis, shareholders' equity was $2.44 billion at June 30, 2001, compared with $2.34 billion at the prior year end and $2.21 billion a year ago. On a per share basis, adjusted book value was $19.50 at the end of June,

2001, compared with $18.53 at year-end 2000 and $17.33 at June 30, 2000. The year-over-year growth in adjusted book value per share was 13%, and was achieved during a twelve-month period in which $94 million in share buybacks were made.

     The annualized return on common equity, or net operating income from continuing operations as a percentage of average equity excluding the effects of interest rate fluctuations on securities, was 16.1% for the first six months of 2001. Return on equity for the same period in 2000 was 16.5%.

     New Accounting Standards. On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which will change the way business combinations and goodwill are accounted for. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment method. Accordingly, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement.

     Torchmark will adopt SFAS No. 142 on January 1, 2002. At June 30, 2001, Torchmark's goodwill was $384 million and annual goodwill amortization expense is approximately $12 million.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

       There have been no quantitative or qualitative changes with respect to market risk exposure during the six months ended June 30, 2001.

Item 1.  Legal Proceedings
--------------------------


  Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a defendant. In 1999, Alabama enacted legislation limiting punitive damages in non-physical injury cases to the greater of $500,000 or three times compensatory damages. Since this legislation has not undergone scrutiny by appellate courts regarding its constitutionality and a jury's discretion regarding the amount of compensatory damages (including mental anguish) awarded in any given case is not precisely defined, the effect of this legislation on Torchmark's litigation remains unclear. Bespeaking caution is the fact that the likelihood or extent of a punitive damage award in any given case is currently impossible to predict. As of June 30, 2001, Liberty was a party to approximately 94 active lawsuits (including 8 employment related cases and excluding interpleaders and stayed cases), 72 of which were Alabama proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

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

  Previous reports have disclosed that in July 1998, a jury in the U.S. District Court in the Middle District of Florida recommended an aggregate total verdict amounting to $21.6 million against Liberty in Hipp v. Liberty National Life
                                              -----------------------------
Insurance Company (Case No. 95-1332-CIV-17A).  This case, originally filed in
-----------------
1995 in the Florida court system, is a collective action under the Fair Labor Standards Act, alleging age discrimination by Liberty in violation of the Age Discrimination in Employment Act and the Florida Civil Rights Act. The plaintiffs, ten present or former Liberty district managers, sought damages for lost wages, loss of future earnings, lost health and retirement benefits and lost raises and expenses. Three of these plaintiffs, Florida residents, also sought compensatory and punitive damages allowable under Florida law. On November 20, 1993, the District Court remitted the $10 million punitive damage portion of the jury verdict to $0, thus reducing the total verdict to $11 million (including an advisory verdict of $3.2 million in front pay awards). Additional revised front pay submissions were made by the plaintiffs to the District Court in December 1998 and Liberty responded thereto in January 1999. On March 11, 1999, the District Court reduced the Hipp verdict to $7 million by
                                                  ----
denying the plaintiffs front pay damages and remitting the punitive damages awarded to the Florida resident plaintiffs to the $100,000 limit allowable under Florida law. Final judgment was entered by the District Court and Liberty filed its appeal with the Circuit Court of Appeals for the Eleventh Circuit on September 27, 1999. Oral arguments in this appeal were presented before the Eleventh Circuit on September 18, 2000. On May 29, 2001, the Eleventh Circuit reversed and rendered the Hipp decision.
                                                         ----
Plaintiffs have subsequently filed a petition for an en banc rehearing with the Eleventh Circuit.

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
case is currently stayed pending disposition of the Moore case.
                                                    -----

  On July 3, 2000, the District Court issued an order in the Moore case granting
                                                             -----
in part and denying in part the plaintiffs' motions. The District Court ordered the Moore plaintiffs to file an amended complaint setting forth their claims
    -----
under 28 U.S.C. (S)(S) 1981 and 1982 and, if such claims are timely, any state law claims for breach of contract related to the discontinuance of debit collections, and dismissed with prejudice all remaining state law claims of the plaintiffs as time-barred by the common law rule of repose. On July 14, 2000, plaintiffs filed their amended complaint with the District Court and Liberty filed a motion to alter or amend the District Court's July order or, in the alternative, requested that the District Court certify for purposes of appeal the issue whether the state law doctrine of repose should be applied to and bar plaintiffs' actions under (S)(S) 1981 and 1982. The District Court entered such an order on July 21, 2000 and stayed proceedings in Moore pending
                                                         -----
resolution of Liberty's petition to the U.S. Circuit Court of Appeals for the Eleventh Circuit. Liberty filed a petition on July 30, 2000 with the Eleventh Circuit seeking that Court's permission to appeal the portions of the District Court's July order in Moore granting the plaintiffs the right to file the
                      -----
amended complaint. The Eleventh Circuit Court granted Liberty's motion and will consider Liberty's arguments regarding the applicability of the state law of repose to actions under (S)(S)1981 and 1982. Oral arguments were heard by the Eleventh Circuit Court on July 20, 2001.

Seven individual cases with similar allegations to those in the Moore case
                                                                -----
which were filed against Liberty in various state Circuit Courts in Alabama remain pending. In the earliest filed of the individual state court actions, Walter Moore v. Liberty National Life Insurance Company (Circuit Court of
-------------------------------------------------------
Dallas County, CV 00-306) the Court entered an order granting summary judgment in favor of Liberty based upon the doctrine of repose and has subsequently denied a motion to reconsider its dismissal of this case. In another of these individual state court actions, the trial court denied Liberty's motion seeking a summary judgment based upon the rule of repose but indicated that it would reconsider that motion after discovery. Liberty has filed a motion to alter amend the trial court's order, or in the alternative for an interlocutory appeal, which has not yet been ruled upon.

  On March 15, 2001, purported class action litigation was filed against Liberty in the United States District Court for the District of South Carolina (Hinton
                                                                        ------
v. Liberty National Life Insurance Company, Civil Action No. 3-01-68078 19),
------------------------------------------
containing allegations largely similar to the Moore case filed in the Federal
                                              -----
District Court for the Northern District of Alabama. Liberty was described in the suit as successor in interest of New South Life Insurance Company, an insurer acquired out of receivership by an entity which was subsequently acquired by Peninsular Life Insurance Company. In 1985, Liberty reinsured a block of insurance business from Peninsular, including business formerly written by New South. Liberty has requested indemnification in the Hinton litigation
                                                            ------
from Peninsular and its successors in interest. Liberty sought a writ of mandamus in Hinton from the Fourth Circuit Court of Appeals as well as a change
            ------
of venue to consolidate the Hinton case with the Moore case currently pending in
                            -------              -----
Federal District Court in Alabama. Both the change in venue and the writ of mandamus were denied.

  It has been previously reported that on August 18, 2000, a jury in Barbour County, Alabama Circuit Court returned a verdict of $100,000 compensatory damages and $3.5 million in punitive damages against Torchmark's subsidiary, Liberty in Carter v. Liberty National Life Insurance Company (Civil Action No.
           -------------------------------------------------
CV-99-026).  An individual lawsuit filed in March 1999, the Carter case involved
                                                            ------
allegations of fraud, misrepresentation, suppression and negligent/wanton agent hiring, training and supervision practices by Liberty in connection with the sale of an interest-sensitive life insurance policy. The plaintiff had asserted that the policy had been purchased based upon agent representations that it would become paid-up or self sustaining after a specified number of years. Liberty pursued available motions for post trial relief in this case and on February 15, 2001, the Circuit Court reduced the Carter verdict to $100,000
                                                 ------
compensatory damages and $700,000 in punitive damages. Liberty subsequently pursued additional appellate relief in the Carter case. The parties agreed to a
                                           ------
confidential settlement of the Carter case in June 2001.
                               ------

  In 1978, the United States District Court for the Northern District of Alabama entered a final judgment in Battle v. Liberty National Life Insurance Company,
                            -------------------------------------------------
et AL (Case No. CV-70-H-752-S), class action litigation involving Liberty, a class composed of all owners of funeral homes in Alabama and a class composed of all insureds (Alabama residents only) under burial or vault policies issued, assumed or reinsured by Liberty. The final judgment fixed the rights and obligations of Liberty and the funeral directors authorized to handle Liberty burial and vault policies as well as reforming the benefits available to the policyholders under the policies. Although class actions are inherently subject to subsequent collateral attack by absent class members, the Battle decree
                                                             ------
remains in effect to date. A motion filed in February 1990 to challenge the final judgment under Federal Rule of Civil Procedure 60(b) was rejected by both the District Court in 1991 and the Eleventh Circuit Court of Appeals in 1992 and a Writ of Certiorari was denied by the U.S. Supreme Court in 1993.

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

  A collateral attack on the Battle decision was filed in May 2001 in the form
                             ------
of a purported class action in the Circuit Court of Bullock County, Alabama (Gholston v. Liberty National Life Insurance Company, CV-01-71). This
----------------------------------------------------
litigation, where compensatory and punitive damages as well as declaratory and injunctive relief was sought, alleged breach of contract and conversion of premiums by Liberty in the performance of burial insurance policies. The Gholston case was dismissed by plaintiffs without prejudice in June, 2001.
--------

PART II -- OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held April 26, 2001:

1.   The following directors were Re-elected to serve an additional term:

     Director                 For            Withheld
     -------------------------------------------------
     Joseph M. Farley         110,235,116    1,555,636
     C.B. Hudson              110,286,544    1,222,208
     Joseph L. Lanier, Jr.    110,302,037    1,106,715
     R.K. Richey              108,011,143    3,397,609

     Other directors whose terms continued after the meeting were David L. Boren, Louis T. Hagopian, Harold T. McCormick, Mark S. McAndrew, George J. Records and Lamar C. Smith.

2. Deloitte & Touche LLP were ratified as the Company's independent auditors for 2001.

     For             Against   Abstain
     ---------------------------------

     110,295,840    720,955    391,956



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              (11) Statement re computation of per share earnings

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed in the second quarter of 2001.

                                  SIGNATURES



     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           TORCHMARK CORPORATION



Date: August 10, 2001                      /s/ C. B. Hudson
                                           ________________________
                                           C. B. Hudson, Chairman of the
                                           Board and Chief Executive Officer




Date: August 10, 2001                      /s/ Gary L. Coleman
                                           __________________________
                                           Gary L. Coleman, Executive Vice
                                           President and Chief Financial Officer
                                           (Chief Accounting Officer)