Form 10-Q
period 2001-09-30
TORCHMARK CORP
filed 2001-11-14
CIK 320335

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2001               Commission File Number 1-8052


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
                                     Yes   X    No
                                         -----    -----

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the last practicable date.

        CLASS                                   OUTSTANDING AT October 31, 2001
     Common Stock,                                        124,175,334
    $1.00 Par Value

                          Index of Exhibits (Page 32)
                     Total number of pages included are 35.

                             TORCHMARK CORPORATION
                                     INDEX



                                                                       Page
                                                                       ----
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 Consolidated Balance Sheet                              1
                 Consolidated Statement of Operations                    2
                 Consolidated Statement of Comprehensive Income          4
                 Consolidated Statement of Cash Flow                     5
                 Notes to Consolidated Financial Statements              6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    11

         Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                            26

PART II.  OTHER INFORMATION

         Item 1. Legal Proceedings                                      27
         Item 6. Exhibits and Reports on Form 8-K                       32

Item 1.  Financial Statements

                             TORCHMARK CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Amounts in thousands)



                                                                      September 30,      December 31,
                                                                         2001                2000
                                                                   ------------------  ------------------
Assets                                                                (Unaudited)
Investments:
      Fixed maturities, available for sale, at fair value
          (amortized cost:  2001 - $6,382,988;
          2000 - $6,185,500)                                           $ 6,439,579         $ 5,949,515
      Equity securities, at fair value
          (cost:  2001 - $666; 2000 - $666)                                    624                 543
      Mortgage loans, at cost (fair value:
          2001 - $118,636; 2000 - $118,756)                                118,525             118,642
      Investment real estate, at depreciated cost                           14,298              15,483
      Policy loans                                                         263,346             255,320
      Other long-term investments, at fair value                            38,140              31,154
      Short-term investments                                               153,383             100,546
                                                                       -----------         -----------
          Total investments                                              7,027,895           6,471,203

Cash                                                                         9,543              35,089
Accrued investment income                                                  125,238             119,124
Other receivables                                                           75,684              74,960
Deferred acquisition costs                                               2,025,181           1,942,161
Value of insurance purchased                                               119,356             133,158
Property and equipment                                                      36,732              38,694
Goodwill                                                                   381,454             390,509
Other assets                                                                16,352              16,245
Separate account assets                                                  2,369,995           3,741,415
                                                                       -----------         -----------
          Total assets                                                 $12,187,430         $12,962,558
                                                                       ===========         ===========

Liabilities and Shareholders' Equity

Liabilities:

      Future policy benefits                                           $ 5,281,983         $ 5,111,730
      Unearned and advance premiums                                         92,349              90,310
      Policy claims and other benefits payable                             243,792             240,421
      Other policyholders' funds                                            80,762              80,555
                                                                       -----------         -----------
          Total policy liabilities                                       5,698,886           5,523,016

Accrued income taxes                                                       632,122             423,327
Short-term debt                                                            338,806             329,148
Long-term debt (fair value: 2001 -
      $370,730; 2000 - $362,276)                                           358,703             365,989
Other liabilities                                                          147,338             183,908
Separate account liabilities                                             2,369,995           3,741,415
                                                                       -----------         -----------
          Total liabilities                                              9,545,850          10,566,803

Monthly income preferred securities
      (fair value: 2001 - $113,300; 2000 - $202,000)                       106,404             193,395

Shareholders' equity:

      Preferred stock                                                            0                   0
      Common stock                                                         126,801             147,801
      Additional paid-in capital                                           553,030             626,530
      Accumulated other comprehensive income (loss)                         23,365            (148,406)
      Retained earnings                                                  1,930,845           2,220,671
      Treasury stock, at cost                                              (98,865)           (644,236)
                                                                       -----------         -----------
          Total shareholders' equity                                     2,535,176           2,202,360
                                                                       -----------         -----------
          Total liabilities and shareholders' equity                   $12,187,430         $12,962,558
                                                                       ===========         ===========


         See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
              (Unaudited and in thousands except per share data)


                                                                            Three Months Ended             Nine Months Ended
                                                                               September 30,                  September 30,
                                                                       ---------------------------   -----------------------------
                                                                          2001           2000            2001            2000
                                                                       ------------   ------------   -------------   -------------
Revenue:
    Life premium                                                        $  287,225     $  272,109      $  857,145      $  808,830
    Health premium                                                         252,217        226,714         758,735         675,683
    Other premium                                                           14,599         13,915          46,245          38,112
                                                                        ----------     ----------      ----------      ----------

       Total premium                                                       554,041        512,738       1,662,125       1,522,625

    Net investment income                                                  123,422        118,073         366,973         352,611
    Realized investment gains (losses)                                       8,567          9,092          19,399          (2,606)
    Other income                                                               660            651           1,989           2,074
                                                                        ----------     ----------      ----------      ----------

       Total revenue                                                       686,690        640,554       2,050,486       1,874,704

Benefits and expenses:
  Life policyholder benefits                                               188,106        179,413         565,748         534,710
  Health policyholder benefits                                             166,091        147,101         495,495         437,693
  Other policyholder benefits                                                8,839          9,178          27,479          28,083
                                                                        ----------     ----------      ----------      ----------

     Total policyholder benefits                                           363,036        335,692       1,088,722       1,000,486

  Amortization of deferred acquisition costs                                77,227         69,061         228,726         202,695
  Commissions and premium taxes                                             41,326         37,650         121,996         112,010
  Other operating expense                                                   30,995         29,945          95,569          89,607
  Amortization of goodwill                                                   3,018          3,018           9,055           9,055
  Interest expense                                                          10,422         13,352          34,749          41,331
                                                                        ----------     ----------      ----------      ----------

     Total benefits and expenses                                           526,024        488,718       1,578,817       1,455,184

Income from continuing operations before income taxes,
  extraordinary item and cumulative effect of change in
  accounting principle                                                     160,666        151,836         471,669         419,520

Income taxes                                                               (55,024)       (51,420)       (161,644)       (141,996)
Monthly income preferred securities dividend (net of tax)                     (767)        (2,680)         (4,609)         (7,612)
                                                                        ----------     ----------      ----------      ----------
Income from continuing operations before extraordinary
    item and cumulative effect of change in accounting principle           104,875         97,736         305,416         269,912
Loss on disposal of discontinued energy operations (net
    of tax)                                                                      0              0          (3,280)              0
                                                                        ----------     ----------      ----------      ----------
Income before extraordinary item and cumulative effect
    of change in accounting principle                                      104,875         97,736         302,136         269,912
Loss on redemption of debt (net of tax)                                     (1,060)                        (2,165)
                                                                        ----------     ----------      ----------      ----------
Income before cumulative effect of change in accounting
    principle                                                              103,815         97,736         299,971         269,912
Cumulative effect of change in accounting principle
    (less applicable tax benefit of $8,661)                                      0              0         (26,584)              0
                                                                        ----------     ----------      ----------      ----------
     Net income                                                         $  103,815     $   97,736      $  273,387      $  269,912
                                                                        ==========     ==========      ==========      ==========






                         (Continued on following page)

                             TORCHMARK CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
              (Unaudited and in thousands except per share data)
                                  (Continued)



                                                                            Three Months Ended             Nine Months Ended
                                                                              September 30,                  September 30,
                                                                       ---------------------------   -----------------------------
                                                                           2001           2000            2001            2000
                                                                       ------------   ------------   -------------   -------------
Basic earnings per share:
Income from continuing operations before extraordinary item               $ 0.84         $ 0.77          $ 2.43          $ 2.10
    and cumulative effect of change in accounting principle
    Loss from discontinued operations (net of applicable tax                0.00           0.00           (0.02)           0.00
       benefit)                                                           ------         ------          ------          ------


Income before extraordinary item and change in accounting                   0.84           0.77            2.41            2.10
    principle                                                              (0.01)          0.00           (0.02)           0.00
    Loss on redemption of debt (net of applicable tax benefit)            ------         ------          ------          ------

Income before cumulative effect of change in accounting                     0.83           0.77            2.39            2.10
    principle
Cumulative effect of change in accounting principle (net of                 0.00           0.00           (0.21)           0.00
    applicable tax benefit)                                               ------         ------          ------          ------
                                                                          $ 0.83         $ 0.77          $ 2.18          $ 2.10
     Net income                                                           ======         ======          ======          ======


Diluted earnings per share:
Income from continuing operations before extraordinary item               $ 0.83         $ 0.77          $ 2.42          $ 2.09
    and cumulative effect of change in accounting principle                 0.00           0.00           (0.03)           0.00
    Loss from discontinued operations (net of applicable tax benefit)     ------         ------          ------          ------
                                                                            0.83           0.77            2.39            2.09
Income before extraordinary item and change in accounting principle        (0.01)          0.00           (0.02)           0.00
    Loss on redemption of debt (net of applicable tax benefit)            ------         ------          ------          ------
                                                                            0.82           0.77            2.37            2.09
Income before cumulative effect of change in accounting principle
Cumulative effect of change in accounting principle (net of                 0.00           0.00           (0.21)           0.00
    applicable tax benefit)                                               ------         ------          ------          ------
                                                                          $ 0.82         $ 0.77          $ 2.16          $ 2.09
     Net income                                                           ======         ======          ======          ======



          See accompanying Notes to Consolidate Financial Statements.

                             TORCHMARK CORPORATION
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                         (Unaudited and in thousands)


                                                                          Three Months Ended            Nine Months Ended
                                                                             September 30,                September 30,
                                                                    ----------------------------------------------------------
                                                                        2001           2000           2001           2000
                                                                    -------------  -------------   ------------   ------------
Net income                                                              $103,815      $  97,736       $273,387       $269,912

Other comprehensive income (loss):
    Unrealized gains (losses) on securities:
       Unrealized holding gains (losses) arising during period           170,275         61,176        266,121        (14,323)
       Less: reclassification adjustment for gains (losses)
                 on securities included in net income                     (1,352)       (20,354)       (10,994)         3,758
       Less: reclassification adjustment for change in
                 accounting standard                                           0              0         40,899              0
       Less: reclassification adjustment for amortization of
                 discount and premium                                     (2,069)        (1,102)        (5,172)        (2,676)
       Less: foreign exchange adjustment on securities
                 marked to market                                          1,585            836          1,937            962
                                                                        --------       --------       --------       --------
       Unrealized gains (losses) on securities                           168,439         40,556        292,791        (12,279)
    Unrealized losses on other investments                                   484          5,755             33            425
    Unrealized gains (losses) on deferred acquisition costs              (12,230)        (3,815)       (25,732)           587
    Foreign exchange translation adjustments                              (1,329)          (418)        (1,901)        (1,343)
                                                                        --------       --------       --------       --------
           Other comprehensive income (loss), before tax                 155,364         42,078        265,191        (12,610)

    Income tax benefit (expense) related to other
           comprehensive income (loss)                                   (54,784)       (15,624)       (93,420)         3,963
                                                                        --------       --------       --------       --------
Other comprehensive income (loss)                                        100,580         26,454        171,771         (8,647)
                                                                        --------       --------       --------       --------
Comprehensive income                                                    $204,395       $124,190       $445,158       $261,265
                                                                        ========       ========       ========       ========


          See accompanying Notes to Consolidated Financial Statements

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOW
                         (Unaudited and in thousands)





                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                 -------------------------------
                                                                                     2001              2000
                                                                                 --------------    -------------
Cash provided from operations                                                    $   499,911        $ 383,854


Cash used for investment activities:
  Investments sold or matured:
    Fixed maturities available for sale - sold                                       757,928          475,918
    Fixed maturities available for sale - matured, called, and repaid                207,755          184,420
    Other long-term investments                                                        4,195           38,743
                                                                                 -----------        ---------
      Total investments sold or matured                                              969,878          699,081

  Investments acquired:
    Fixed maturities                                                              (1,191,841)        (813,980)
    Other long-term investments                                                       (9,247)         (34,420)
                                                                                 -----------        ---------
      Total investments acquired                                                  (1,201,088)        (848,400)

  Net increase (decrease) in short-term investments                                  (52,813)          17,123
  Disposition of properties                                                              766              344
  Additions to properties                                                             (2,785)          (6,369)
                                                                                 -----------        ---------
Cash used for investment activities                                                 (286,042)        (138,221)


Cash used for financing activities:
  Issuance of common stock                                                           134,586              945
  Additions to debt                                                                    9,658                0
  Repayments of debt                                                                  (7,749)        (109,426)
  Repayments of MIPS                                                                 (90,000)               0
  Acquisition of treasury stock                                                     (228,058)        (113,596)
  Cash dividends paid to shareholders                                                (33,953)         (34,994)
  Net receipts (withdrawals) from deposit product operations                         (23,899)           9,165
                                                                                 -----------        ---------
Cash used for financing activities                                                  (239,415)        (247,906)


Net increase (decrease) in cash                                                      (25,546)          (2,273)
Cash at beginning of year                                                             35,089           14,441
                                                                                 -----------        ---------
Cash at end of period                                                            $     9,543        $  12,168
                                                                                 ===========        =========





         See accompanying Notes to Consolidated Financial Statements.

                              TORCHMARK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Accounting Policies

         The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at September 30, 2001 and the consolidated results of operations, comprehensive income and cash flow for the periods ended September 30, 2001 and 2000.

Note B - New Accounting Standards

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

                                   (UNAUDITED)

Note B - New Accounting Standards (Continued)

         In June, 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which will change the way business combinations and goodwill are accounted for. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. To date Torchmark has had no business combinations subject to SFAS No. 141. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment method. Accordingly, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement.

         Torchmark will adopt SFAS No. 142 on January 1, 2002. At September 30, 2001, Torchmark's goodwill was $381 million and annual goodwill amortization expense is approximately $12 million.

         In August, 2001, the Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement is effective for Torchmark beginning January 1, 2002. It requires one accounting model be used for long-lived assets to be disposed of and broadens the presentation of discontinued operations to include more disposal transactions. It retains previous requirements regarding impairment of long-lived assets. It is not anticipated that this Statement will have a material impact on Torchmark.

Note C - Capital Transactions

         On August 31, 2001, Torchmark redeemed 1.6 million shares of its 9.18% Monthly Income Preferred Securities ("MIPS") at a cost of $40 million. It had earlier redeemed 2 million shares at a cost of $50 million in April, 2001. The MIPS were carried at a value of $87.0 million, resulting in a $1.9 million after-tax loss in the 2001 nine months. At September 30, 2001, 4.4 million shares remained outstanding. However, on October 31, 2001, Torchmark announced the November 30, 2001 redemption of the remaining shares of the MIPS. The MIPS are redeemable at Torchmark's option at $25 per share.

         On November 2, 2001, Torchmark completed the issuance and sale of 4.4 million shares of Trust Preferred Securities in an underwritten public offering for an aggregate amount of $110 million. After issue costs, proceeds from the issue were approximately $106 million. Torchmark may receive additional proceeds in connection with this offering if the underwriters exercise their overallotment option to purchase up to an additional 660,000 shares of Trust Preferred Securities. The securities will pay quarterly dividends at a rate of 7 3/4% of par, beginning February 1, 2002. The Trust Preferred Securities will mature on November 2, 2041 and will be subject to the Company's right to call the issue at par after November 2, 2006. Torchmark expects to enter into a swap transaction to exchange the fixed dividend obligation for a variable rate. These securities were previously registered under a Form S-3 Registration Statement, which the Company filed in July, 1999, registering $300 million capital securities. Additionally, Torchmark expects to issue approximately $150 million of mid-term fixed debt securities in the fourth quarter of 2001 if market conditions are favorable. Proceeds from these issues will be used for general corporate purposes, including the redemption of Torchmark's outstanding 9.18% MIPS and the reduction of current debt.

Note D - Business Segments

         Torchmark's segments are based on the insurance product lines it markets and administers: life insurance, health insurance, and annuities. There is also an investment segment, which manages the investment portfolio, debt, and cash flow for the insurance segments and the corporate function. The measure of profitability for insurance segments is underwriting income before other income and administrative expenses. It represents the gross profit margin on insurance products before administrative expenses, and is calculated by deducting net policy obligations and acquisition expenses from premium revenue. The measure of profitability for the investment segment is excess investment income, which is the income earned on the investment portfolio in excess of net policy requirements and financing costs associated with debt and Torchmark's MIPS. The tables below set forth revenue (excluding realized investment gains and losses) and measures of profitability by segment as well as provide reconciliations from the total measures of profitability to pretax operating income for the nine-month periods ended September 30, 2001 and September 30, 2000, respectively.

                                   (UNAUDITED)

                          Selected Segment Information
                             (Amounts in thousands)

                                                                       Nine months ended September 30, 2001
                                 --------------------------------------------------------------------------------------------------
                                    Life         Health       Annuity     Investment     Other      Adjustments      Consolidated
                                 ------------  ------------  ----------- ------------- ----------- ---------------  ---------------
Revenue:
    Premium                        $ 857,145      $758,735      $46,245                                                $ 1,662,125
    Net investment income                                                    $370,393                    $ (3,420)         366,973
    Other income                                                                          $ 3,426          (1,437)           1,989
                                 ------------  ------------  ----------- ------------- ----------- ---------------  ---------------
          Total revenue*           $ 857,145      $758,735      $46,245      $370,393     $ 3,426        $ (4,857)     $ 2,031,087
                                 ============  ============  =========== ============= =========== ===============  ===============

Measure of profitability:
    Underwriting income
       before other income and
       administrative expense      $ 210,060      $133,075      $19,511                                                $   362,646
    Excess investment income                                                 $187,151                                      187,151
                                 ------------  ------------  ----------- ------------- ----------- ---------------  ---------------
          Total measure of
             profitability         $ 210,060      $133,075      $19,511      $187,151     $     0        $      0      $   549,797
                                 ============  ============  =========== ============= =========== ===============  ===============

* Excludes realized investment gains (losses)


                          Selected Segment Information
                             (Amounts in thousands)


                                                                  Nine months ended September 30, 2000
                                    ------------------------------------------------------------------------------------------------
                                       Life         Health       Annuity     Investment     Other      Adjustments      Consolidated
                                    ------------  ------------  ----------- ------------- ----------- ---------------  -------------
Revenue:
    Premium                           $ 808,830      $675,683      $38,112                                               $ 1,522,625
    Net investment income                                                       $359,836                    $ (7,225)        352,611
    Other income                                                                             $ 3,644          (1,570)          2,074
                                    ------------  ------------  ----------- ------------- ----------- ---------------  -------------
          Total revenue*              $ 808,830      $675,683      $38,112      $359,836     $ 3,644        $ (8,795)    $ 1,877,310
                                    ============  ============  =========== ============= =========== ===============  =============

Measure of profitability:
    Underwriting income
       before other income and
       administrative expense         $ 200,797      $120,305      $22,224                                               $   343,326
    Excess investment income                                                    $169,332                                     169,332
                                    ------------  ------------  ----------- ------------- ----------- ---------------  -------------
          Total measure of
             profitability            $ 200,797      $120,305      $22,224      $169,332     $     0        $      0     $   512,658
                                    ============  ============  =========== ============= =========== ===============  =============


* Excludes realized investment gains (losses)

                                   (UNAUDITED)

      Reconciliation of Measure of Profitability to Pretax Operating Income
                             (Amounts in thousands)

                                                   For the nine months ended
                                                         September 30,
                                                ------------------------------
                                                    2001               2000
                                                -----------        -----------

Total measure of profitability                  $ 549,797          $ 512,658
Other income                                        3,426              3,644
Insurance administrative expense                  (88,121)           (82,552)
Parent expense                                     (7,448)            (7,055)
Tax equivalent adjustment                          (3,420)            (7,225)
Goodwill amortization                              (9,055)            (9,055)
Realized gains/(losses)                            19,399             (2,606)
Pretax cost of MIPS                                 7,091             11,711
                                                ---------          ---------
       Operating income before taxes**          $ 471,669          $ 419,520
                                                =========          =========

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

         8) Adverse levels of mortality, morbidity, and utilization of healthcare services relative to Torchmark's assumptions;

         9) The inability of Torchmark to obtain timely and appropriate premium rate increases for health insurance policies due to regulatory delay; and

        10) The customer response to new products and marketing initiatives.

                              Results of Operations

         Torchmark management focuses on "net operating income" to evaluate the operating performance of the company. It excludes unusual and nonrecurring income or loss items which distort operating trends.

         The following items were excluded from net income in the appropriate period in order to compute net operating income:

         1)  Realized investment gains (losses);

         2) A loss on the redemption of debt and Monthly Income Preferred Securities ("MIPS") in 2001, in the after-tax amount of $2.2 million;

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

                         Earnings and Earnings Per Share
            (Dollar amounts in thousands, except for per share data)

                                      For the nine months ended
                                             September 30,
                                    -------------------------------       %
                                        2001             2000          Change
                                    --------------  ---------------   ---------
         Net operating income:
            Amount                   $292,807         $271,606           7.8
            Per Share:
                 Diluted                 2.32             2.11          10.0


         Net income:
            Amount                   $273,387         $269,912           1.3
            Per Share:
                 Diluted                 2.16             2.09           3.3


         Torchmark's operating revenues, which exclude realized investment gains and losses, rose 8% to $2.0 billion in the first nine months of 2001 over the prior-year period. Total premium increased 9% to $1.7 billion and net investment income increased 4% to $367 million in 2001. Torchmark's operating expenses as a percentage of operating revenues were 4.7% in the 2001 nine-month period, compared with 4.8% in the same period of 2000. As a percentage of total premium, insurance administrative expenses were 5.3% in the 2001 nine months versus 5.4% in 2000.

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

                         Summary of Net Operating Income
                          (Dollar amounts in thousands)


                                                                    Nine months
                                                                Ended September 30,             Increase
                                                            ---------------------------- --------------------
                                                                 2001           2000         Amount       %
                                                            ------------- -------------- ------------ -------
Insurance underwriting income before
     other income and administrative expense:
        Life                                                    $210,060      $ 200,797       $9,263       5
        Health                                                   133,075        120,305       12,770      11
        Annuity                                                   19,511         22,224       (2,713)    (12)
                                                            ------------- -------------- ------------
             Total                                               362,646        343,326       19,320       6

Other income                                                       3,426          3,644         (218)     (6)
Administrative expense                                           (88,121)       (82,552)      (5,569)      7
                                                            ------------- -------------- ------------

Insurance underwriting income                                    277,951        264,418       13,533       5

Excess investment income                                         187,151        169,332       17,819      11
Corporate expense                                                 (7,448)        (7,055)        (393)      6
Tax equivalency adjustment                                        (3,420)        (7,225)       3,805     (53)
                                                            ------------- -------------- ------------
     Pretax insurance net operating income                       454,234        419,470       34,764       8

Income tax                                                      (152,372)      (138,809)     (13,563)     10
Goodwill amortization                                             (9,055)        (9,055)           0       0
                                                            ------------- -------------- ------------ -------
Net operating income                                            $292,807      $ 271,606      $21,201       8
                                                            ============= ============== ============ =======

Net operating income per diluted share                          $   2.32      $    2.11                   10
                                                            ============= ==============              =======



A discussion of Torchmark's operations by segment follows.

         Life insurance. Torchmark's life insurance premium income increased 6% to $857 million in the first nine months of 2001. The following table presents Torchmark's life insurance premium and policy charges by distribution method.

                                 Life Insurance
                         Premium by Distribution Method
                          (Dollar amounts in thousands)

                                                    Nine months ended September 30,
                                                 ------------------------------------------------
                                                            2001                    2000                Increase
                                                 ----------------------- ------------------------ --------------------
                                                                 % of                     % of
                                                    Amount       Total       Amount       Total      Amount       %
                                                 -------------  -------- -------------- --------- ------------ -------
Liberty National Exclusive Agency                   $ 223,442        26      $ 221,034        27      $ 2,408       1
Direct Response                                       217,520        26        200,064        25       17,456       9
American Income Exclusive Agency                      182,856        21        172,270        21       10,586       6
United American Independent Agency                     36,092         4         30,844         4        5,248      17
United American Branch Office Agency                   14,550         2         14,621         2          (71)      0
Other                                                 182,685        21        169,997        21       12,688       7
                                                 -------------  -------- -------------- --------- ------------
     Total life premium                             $ 857,145       100      $ 808,830       100      $48,315       6
                                                 =============  ======== ============== ========= ============ =======



         Annualized life premium in force was $1.24 billion at September 30, 2001, 4% higher than the $1.19 billion in force a year ago. Life insurance sales, in terms of annualized premium issued, were $221 million in the 2001 first nine months, increasing 1% over 2000 same-period sales of $219 million. The following table presents Torchmark's life insurance sales and in force data by distribution method.

                                 Life Insurance
          Annualized Premium Sales and In Force by Distribution Method
                          (Dollar amounts in thousands)



                                                      Sales                                           In Force
                                ------------------------------------------------ ---------------------------------------------------
                                        Nine months
                                    Ended September 30,            Increase               At September 30,               Increase
                                ---------------------------- ------------------- -------------------------------  ------------------
                                      2001           2000       Amount       %         2001            2000           Amount      %
                                -------------- ------------- -----------  ------ --------------- ---------------  ------------- ----
Direct Response                      $ 85,140       $87,855     $(2,715)     (3)      $ 318,663       $ 300,341       $ 18,322    6
Liberty National
    Exclusive Agency                   41,177        40,254         923       2         314,384         312,158          2,226    1
AI Exclusive Agency                    47,536        42,066       5,470      13         258,617         241,737         16,880    7
UA Independent Agency                  18,553        17,142       1,411       8          53,270          49,100          4,170    8
UA Branch Office Agency                 3,751         3,578         173       5          21,354          21,445            (91)   0
Other Distribution                     24,885        28,140      (3,255)    (12)        273,596         262,347         11,249    4
                                -------------- ------------- -----------         --------------- ---------------  -------------

    Total                           $ 221,042      $219,035     $ 2,007       1      $1,239,884      $1,187,128       $ 52,756    4
                                ============== ============= ===========  ====== =============== ===============  ============= ====

         Torchmark's Direct Response operation is conducted through direct mail, co-op mailings, television and consumer magazine advertising, and direct mail solicitations endorsed by groups, unions and associations. The Direct Response operation additionally provides support to other Torchmark marketing agencies through sales leads. Direct Response sales declined 3% to $85 million in the first nine months of 2001 from $88 million in the nine months of 2000. The Company previously announced at the first of the year that sales would be lower for 2001 as the offering of certain products with lower than expected returns on investment were eliminated. Annualized premium in force rose 6% over the past twelve months to $319 million at September 30, 2001. Premium income increased 9% to $218 million in the 2001 nine-month period.

         The Liberty National Agency markets to middle-income customers in the Southeastern United States. It represented 26% of Torchmark's life premium, the largest of any distribution system. Life premium was $223 million in the first nine months of 2001, increasing 1% over the comparable 2000 period. Life insurance sales grew 2% to $41 million of annualized premium issued. Annualized life premium in force was $314 million at September 30, 2001, increasing 1% over the prior year.

         The American Income Agency markets to members of labor unions, credit unions, and other associations. This agency produced premium income of $183 million in the first nine months of 2001, an increase of 6% over the prior-year period. Life sales for this agency rose 13% in the 2001 period to $48 million, the strongest growth in any Torchmark life agency. Growth in sales of the American Income Agency was largely attributable to the growth in the number of agents, which rose 27% at September 30, 2001 over the prior year. Annualized life premium in force was $259 million at September 30, 2001, up 7%, compared with a year ago.

         Torchmark's Other Distribution systems offering life insurance include the Military, United Investors, and other minor distribution channels. The 7% growth in premium income in Other Distribution was a result of the 13% growth in Military Agency premium to $99 million, offset by lesser growth in other channels. Sales in the Military Agency were $16.3 million in the first nine months of 2001, up 7%. This agency had a 13% increase in annualized life premium in force totalling $138 million at September 30, 2001. The Military Agency is an independent agency comprised of former military officers who sell exclusively to military officers and their families.

                                 Life Insurance
                               Summary of Results
                          (Dollar amounts in thousands)


                                                        Nine months ended September 30,
                                                ----------------------------------------------
                                                         2001                   2000                 Increase
                                                ---------------------- ----------------------- --------------------
                                                                % to                   % to
                                                    Amount      Total      Amount       Total     Amount       %
                                                -------------- ------- -------------- -------- ------------ -------
Premium and policy charges                        $ 857,145     100      $ 808,830      100     $ 48,315       6
Net policy obligations                              369,464      43        351,408       43       18,056       5
Commissions and
     acquisition expense                            277,621      32        256,625       32       20,996       8
                                                  ---------              ---------              --------      ---
Insurance underwriting income before
     other income and administrative
     expense                                      $ 210,060      25      $ 200,797       25     $  9,263       5
                                                  =========     ====     =========      ===     ========      ===

         Life insurance underwriting income before insurance administrative expenses was $210 million in the first nine months of 2001, increasing 5% over the same period of 2000, and as a percentage of life premium, was stable with the prior-year period.

         Health insurance. Health insurance premium income grew 12% from $676 million in the first nine months of 2000 to $759 million in the same period of 2001. The table below is an analysis of Torchmark's health premium by distribution method.

                                Health Insurance
                         Premium by Distribution Method
                          (Dollar amounts in thousands)


                                                      Nine months ended September 30,
                                               --------------------------------------------
                                                         2001                   2000                Increase
                                               ---------------------- --------------------- ----------------------
                                                              % to                   % to
                                                  Amount      Total      Amount     Total      Amount        %
                                               ------------- -------- ------------- ------- -------------  -------
United American Independent Agency               $350,505       46      $330,721      49       $19,784        6
United American Branch Office Agency              241,038       32       184,276      27        56,762       31
Liberty National Exclusive Agency                 116,552       15       113,575      17         2,977        3
American Income Exclusive Agency                   37,258        5        36,043       5         1,215        3
Direct Response                                    13,382        2        11,068       2         2,314       21
                                               ------------- -------- ------------- ------- -------------
      Total health premium                       $758,735      100      $675,683     100       $83,052       12
                                               ============= ======== ============= ======= =============  =======

       The table below is a presentation of health insurance sales and in force data.

                                Health Insurance
          Annualized Premium Sales and In Force By Distribution Method
                          (Dollar amounts in thousands)


                                                    Sales                                             In Force
                              -------------------------------------------------  -------------------------------------------------
                                     Nine months
                                  Ended September 30,              Increase              At September 30,               Increase
                              ----------------------------- -------------------  ------------------------------ -------------------
                                  2001           2000         Amount       %          2001           2000          Amount       %
                              -------------- -------------- ------------  -----  --------------- -------------- -------------  ----
UA Branch Office Agency        $ 86,358       $ 92,693     $ (6,335)      (7)     $   338,688      $ 278,547       $60,141     22
UA Independent Agency            53,045         55,024       (1,979)      (4)         475,665        455,037        20,628      5
Liberty Exclusive Agency          7,737          7,519          218        3          167,877        156,064        11,813      8
AI Exclusive Agency               7,426          6,494          932       14           48,344         46,084         2,260      5
Direct Response                   2,396          2,869         (473)     (16)          18,424         15,654         2,770     18
                              -----------    ----------    ----------             ------------    -----------     ---------
    Total                      $156,962       $164,599     $ (7,637)      (5)     $ 1,048,998      $ 951,386       $97,612     10
                              ===========    ==========    =========     ====    ============    ===========     =========    ===

         Annualized health insurance premium in force was $1.05 billion at September 30, 2001, up 10% from a year ago. Sales of health insurance, as measured by annualized premium issued, declined 5% to $157 million in the first nine months of 2001, compared with the same year-ago period. Medicare Supplement sales, which represented 76% of Torchmark's total health sales, declined 6% in the first nine-month period of 2001. United American Independent and Branch Office Agencies sell Torchmark's Medicare Supplement products. Slowing growth in Medicare Supplement sales was in part the result of agent resistance to premium rate increases during the 2001 period and increased competition. Additionally, in the past several years, Medicare HMO disenrollees have had a material impact on sales. Prior to this year, the government's annual announcement of these disenrollees has been at mid-year, driving up traditional Medicare Supplement sales in the third quarter as those who were involuntarily terminated reentered traditional Medicare and sought a Medicare Supplement policy. This year, the announcement of the involuntary termination was made mid-September. The later announcement precluded any third quarter 2001 sales from this source, while in the third quarter of 2000, Torchmark sales to Medicare HMO disenrollees were about $13 million. The announcement delay will compress sales to this year's disenrollees into the fourth quarter. The volume of sales may not equal sales to disenrollees in 2000, as the total number of HMO disenrollees this year is about half the number terminated last year.

         Annualized Medicare Supplement premium in force was $766 million at September 30, 2001, up 12% from a year earlier. Medicare Supplement represented 73% of Torchmark's total health premium in force.

         Cancer sales, produced primarily by the Liberty National Agency, were $8.0 million in the 2001 nine months, rising 7% over the prior-year period. Cancer annualized premium in force was $174 million, compared with $161 million a year earlier. Cancer business represented 17% of Torchmark's annualized health premium in force at September 30, 2001. Other health product sales, consisting primarily of accident and limited-benefit hospital and surgical policies, declined 2% to $30 million in the 2001 period. Other health annualized premium in force increased 5% to $108 million.

         The following table presents underwriting margin data for health insurance.

                                Health Insurance
                               Summary of Results
                          (Dollar amounts in thousands)


                                                      Nine months ended September 30,
                                              ------------------------------------------------
                                                         2001                     2000                  Increase
                                              -----------------------  ----------------------- ----------------------
                                                                % of                     % of
                                                   Amount       Total       Amount       Total      Amount        %
                                              -------------- --------  -------------- -------- ------------- --------
Premium and policy charges                         $758,735      100        $675,683      100      $ 83,052       12
Net policy obligations                              484,255       63         425,784       63        58,471       14
Commissions and
      acquisition expense                           141,405       19         129,594       19        11,811        9
                                              -------------- --------  -------------- -------- -------------
Insurance underwriting income before
      other income and administrative
      expenses                                     $133,075       18        $120,305       18      $ 12,770       11
                                              ============== ========  ============== ======== ============= ========

       Underwriting margins for health insurance increased 11% to $133 million in the 2001 nine months over the prior-year period. As a percentage of health premium, underwriting margins were 18% in both periods as underwriting margin percentages in Medicare Supplement and cancer business remained stable.

       Annuities. The following table presents collection and deposit balance information about Torchmark's annuities.


                                    Annuities
                        Collections and Deposit Balances
                          (Dollar amounts in thousands)


                                     Collections                                            Deposit Balances
               --------------------------------------------------  --------------------------------------------------------
                       Nine Months
                   Ended September 30,              Increase                At September 30,                  Increase
               --------------------------------------------------  --------------------------------- ----------------------
                   2001            2000          Amount       %           2001             2000            Amount        %
               ------------- --------------- ------------  ------  ---------------- ---------------- ---------------- -----
Fixed              $ 25,169       $ 33,714      $  (8,545)   (25)       $  618,959       $  665,028      $   (46,069)   (7)
Variable            105,257        431,484       (326,227)   (76)        2,241,994        3,710,842       (1,468,848)  (40)
               -------------   ------------    -----------             ------------     ------------    -------------
    Total          $130,426       $465,198      $(334,772)   (72)       $2,860,953       $4,375,870      $(1,514,917)  (35)
               =============   ============    ===========   ====      ============     ============    ============= =====

         Torchmark provides annuities on both a fixed and a variable basis. Fixed annuity collections were $25 million in the first nine months of 2001, declining 25% from $34 million collected in the prior-year period. Fixed annuities on deposit with Torchmark declined 7% to $619 million from one year ago. The fixed annuity balance was $662 million at year- end 2000. Collections of variable annuities were $105 million in the first nine months of 2001, declining 76% from variable collections of $431 million in the same period of 2000. The variable annuity balance was $2.2 billion at September 30, 2001, $3.6 billion at December 31, 2000, and $3.7 billion one year ago. The 40% decrease in variable annuity balances in the last year was primarily the result of (1) the significant decline in the market value of deposit balances during the prior twelve months, reflective of general equity markets during that period, and (2) the decline in deposit balances between March 31 and September 30, 2001 resulting from the Waddell & Reed sales force replacing Torchmark variable annuities with those of a competitor.

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

                                    Annuities
                               Summary of Results
                          (Dollar amounts in thousands)


                                                              Nine months
                                                         Ended September 30,              Increase
                                                      --------------------------- -----------------------
                                                          2001          2000        Amount         %
                                                      ------------- ------------- ------------ -----------

Policy charges                                             $46,245      $ 38,112     $  8,133         21
Net policy obligations                                      (4,765)       (3,981)        (784)        20
Commissions and
      acquisition expense                                   31,499        19,869       11,630         59
                                                      ------------- ------------- ------------

Insurance underwriting income before
      other income and administrative
      expenses                                             $19,511      $ 22,224     $ (2,713)       (12)
                                                      ============= ============= ============ ==========


         Policy charges are assessed against the annuity account balance periodically for insurance risk, sales, administration, and cash surrender. Policy charges for annuities through September of 2001 were $46 million, an increase of 21% compared with $38 million for the 2000 period. However, annuity underwriting income declined 12% from $22.2 million in 2000. The increase in 2001 policy charges resulted in large part from the surrender charges associated with the Waddell & Reed replacement activity. However, the additional revenue was more than offset by the increase in acquisition costs written off for the surrendered annuities.

         Investment. The following table summarizes Torchmark's investment income and excess investment income.


                            Excess Investment Income
                             (Dollars in thousands)


                                                                      Nine months
                                                                 Ended September 30,            Increase
                                                            ------------------------------ --------------------
                                                                 2001           2000          Amount       %
                                                            --------------- -------------- ------------- ------
Net investment income                                            $ 366,973      $ 352,611      $ 14,362      4
Tax equivalency adjustment                                           3,420          7,225        (3,805)   (53)
                                                            --------------- -------------- -------------
     Tax equivalent investment income                              370,393        359,836        10,557      3

Required interest on net insurance policy liabilities             (141,402)      (137,462)       (3,940)     3
Financing costs                                                    (41,840)       (53,042)       11,202    (21)
                                                            --------------- -------------- -------------

Excess investment income                                         $ 187,151      $ 169,332      $ 17,819     11
                                                            =============== ============== ============= ======

         On a tax equivalent basis, net investment income increased 3% to $370 million in the first nine months of 2001, compared with $360 million during the same 2000 period. The increase was caused primarily by the growth in the investment portfolio, but was partially offset by declining yields on new acquisitions and an increase in investment expenses. Average invested assets, in which fixed maturities are included on an amortized cost basis, were $6.9 billion in the 2001 first nine months, an increase of 5%, compared with $6.6 billion in the 2000 period. The $330 million increase in average invested assets over the prior-year period was achieved even though the Company used $105 million to repurchase Torchmark shares under its share repurchase program and redeemed $90 million of its MIPS.

         Excess investment income is tax-equivalent net investment income reduced by the interest credited to net insurance policy liabilities and less Torchmark's financing costs. Financing costs include interest on debt and the pretax dividends on Torchmark's MIPS.

Excess investment income for the 2001 nine-month period rose 11% to $187 million from $169 million for the same period of 2000. Financing costs declined 21% to $42 million in the 2001 period, resulting from lower borrowing costs, the $90 million redemption of the MIPS, and a lower average amount of outstanding short-term debt. Because significant cash flow has been used to purchase Torchmark stock, management believes excess investment income should be considered on a per-share basis. Excess investment income per share rose 13% in the 2001 nine-month period to $1.48 from $1.31.

         During the first nine months of 2001, Torchmark continued to emphasize the purchase of investment grade fixed-maturity bonds. Purchases totalled $1.19 billion and had an average yield of 7.48%, equivalent to an effective annual yield of 7.62%. For the comparable 2000 period, fixed-maturity acquisitions totalled $817 million, and had average and effective annual yields of 7.94% and 8.15%, respectively. The increased purchases resulted primarily from a higher level of tax-motivated sales during the first nine months of 2001, compared with the same period in 2000. The average life of 2001 purchases was 12.9 years, compared with 7.5 years in the same period of last year.

         At the end of the third quarter, the fixed-maturity portfolio stood at $6.38 billion at amortized cost and had an unrealized gain of $57 million. At the same quarter-end 2000, the portfolio was $6.11 billion and the unrealized loss was $299 million. The reversal from an unrealized loss position reflected the impact of interest rate changes on market values despite an ongoing program to capture investment gains for tax purposes where available.

         At September 30, 2001, the portfolio had an estimated average life of
12.1 years and an average effective duration of 6.3 years. The overall quality of the portfolio continues to be high, with an average quality rating of "A3." Approximately 92% of the portfolio was considered investment grade, 7% was below investment grade and 1% was nonrated.

                               Financial Condition

         Liquidity. Torchmark's liquidity is represented by its strong positive cash flow, its marketable investments, and the availability of a line of credit facility. Torchmark's insurance operations ordinarily generate cash flows in excess of immediate requirements. Torchmark's net cash inflows from operations were $500 million in the first nine months of 2001, compared with $384 million in the same period of 2000, an increase of 30%. In addition to cash flows from operations, Torchmark received $208 million in investment maturities or repayments during the first nine months of 2001.

         Torchmark's cash and short-term investments were $163 million at September 30, 2001, compared with $136 million of these assets at December 31, 2000. Cash and short-term investments were $95 million at the end of September, 2000. In addition to these liquid assets, Torchmark's entire portfolio of fixed-income and equity securities, in the approximate amount of $6.4 billion at market value on September 30, 2001, is available for sale should any need arise.

         Torchmark has in place a line of credit facility, which is also designed as a backup credit line for a commercial paper program. This program provides credit up to a maximum amount of $600 million, and permits Torchmark to borrow from either the credit line or issue commercial paper at any time up to the combined facility maximum of $600 million. Terms of the facility permit borrowing up to the maximum amount at variable interest rates. Torchmark is subject to certain covenants regarding capitalization and earnings, with which Torchmark was in full compliance at September 30, 2001. At that date, Torchmark had commercial paper outstanding in the face amount of $340 million and no borrowings on the line of credit. At December 31, 2000, $331 million face amount of commercial paper was outstanding.

         Capital resources. Torchmark's total debt outstanding was $698 million at September 30, 2001, compared with $695 million at December 31, 2000 and $681 million at September 30, 2000. Long-term debt was $359 million at September 30, 2001, compared with $366 million at December 31, 2000, and $372 million at September 30, 2000. During the nine months of 2001, Torchmark acquired $7.4 million carrying value ($7.5 million par value) of its 7 7/8% Senior Notes at a cost of $7.7 million on the open market. These purchases resulted in an after-tax loss of $241 thousand.

         Debt as a percentage of total capitalization was 21.1% at September 30, 2001, counting the MIPS as equity and excluding the effects on equity of fluctuations in security values based on changes in interest rates in the financial markets. The debt to capitalization ratio was 21.5% at year-end 2000 and 21.6% at September 30, 2000. If the MIPS were counted as debt, the debt to capitalization ratio would be 24.3% at September 30, 2001, compared with 27.5% at year-end 2000 and 27.7% one year ago. Interest coverage was 14.6 times for the first nine months of 2001, compared with 11.2 times for the same period of 2000. Excluding realized gains and losses, interest coverage would have been
14.0 in 2001 and 11.2 in 2000.

         Torchmark redeemed 3.6 million shares of the total outstanding 8 million shares of its 9.18% Monthly Income Preferred Securities ("MIPS") during the first nine months of 2001 in two transactions. Torchmark recorded an after-tax loss on the redemptions of $1.9 million. The MIPS are redeemable at Torchmark's option at par value of $25 per share.

         On November 2, 2001, Torchmark completed the issuance and sale of 4.4 million shares of Trust Preferred Securities in an underwritten public offering for an aggregate amount of $110 million. After issue costs, proceeds from the issue were approximately $106 million. Torchmark may receive additional proceeds in connection with this offering if the underwriters exercise their overallotment option to purchase up to an additional 660,000 shares of Trust Preferred Securities. The securities will pay quarterly dividends at a rate of 7 3/4% of par, beginning February 1, 2002. The Trust Preferred Securities will mature on November 2, 2041 and will be subject to the Company's right to call the issue at par after November 2, 2006. Torchmark expects to enter into a swap transaction to exchange the fixed dividend obligation for a variable rate. These securities were previously registered under a Form S-3 Registration Statement, which the Company filed in July, 1999, registering $300 million capital securities. Additionally, Torchmark expects to issue approximately 7$150 million of mid-term fixed debt securities in the fourth quarter of 2001 if market conditions are favorable. Proceeds from these issues will be used for general corporate purposes, including the redemption of Torchmark's remaining outstanding 9.18% MIPS and the reduction of current debt.

         On August 10, 2001, Torchmark executed a voluntary stock option exercise and restoration program in which 123 employees and directors exercised vested stock options and received replacement options at the current market price. As a result, management's ownership in the Company increased, and Torchmark will receive a significant current tax benefit.

         Torchmark acquired 2.3 million of its shares on the open market at a cost of $84 million during the first nine months of 2001 under its share repurchase program. Torchmark will continue to consider repurchasing its outstanding common shares when financial markets are favorable.

         Torchmark's shareholders' equity was $2.54 billion at September 30, 2001, compared with $2.20 billion at the prior year end and $2.11 billion one year ago. Book value per share was $20.31 at September 30, 2001, compared with $17.43 at year-end 2000 and $16.60 a year earlier. After adjusting shareholders' equity to remove the effects of interest-rate fluctuations on the securities portfolio on an after-tax basis, shareholders' equity was $2.50 billion at September 30, 2001, compared with $2.34 billion at the prior year end and $2.28 billion a year ago. On a per share basis, adjusted book value was $20.03 at the end of September, 2001, compared with $18.53 at year-end 2000 and $17.99 at September 30, 2000. The year-over-year growth in adjusted book value per share was 11%, and was achieved during a twelve-month period in which $105 million in share buybacks were made under Torchmark's share repurchase program.

         The annualized return on common equity, or net operating income from continuing operations as a percentage of average equity excluding the effects of interest rate fluctuations on securities, was 16.1% for the first nine months of 2001. Return on equity for the same period in 2000 was 16.4%.

         Impact of September 11, 2001 Event. Information received to date regarding the effect on Torchmark of the September 11 attacks on the World Trade Center and the Pentagon indicates that none of the Torchmark insurance subsidiaries expect unusual numbers of life or health insurance claims. Torchmark's insurance subsidiaries generally write high volumes of relatively lower face-amount life insurance, and most sell nationwide. This characteristic of Torchmark's life insurance business tends to minimize the financial effect of localized, rare occurrence disasters. Torchmark's Military Agency expects to receive life insurance claims from policyholders that were at the Pentagon; however, those claims are not expected to exceed $1 million. Health insurance policies written by Torchmark companies are primarily Medicare supplements sold nationwide to retirees, and an unusual number of claims are not expected from this event. Torchmark does not consider the events of September 11 to be subject to "acts of war" policy exclusions that may be in some policies issued by Torchmark companies. The Company does not write property and casualty or disability insurance, and has no real estate investments affected by the attacks.

         New Accounting Standards. In June, 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which will change the way business combinations and goodwill are accounted for. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. To date Torchmark has had no business combinations subject to SFAS No. 141. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment method. Accordingly, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement.

         Torchmark will adopt SFAS No. 142 on January 1, 2002. At September 30, 2001, Torchmark's goodwill was $381 million and annual goodwill amortization expense is approximately $12 million.

         In August, 2001, the Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement is effective for Torchmark beginning January 1, 2002. It requires one accounting model be used for long-lived assets to be disposed of and broadens the presentation of discontinued operations to include more disposal transactions. It retains previous requirements regarding impairment of long-lived assets. It is not anticipated that this Statement will have a material impact on Torchmark.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         There have been no quantitative or qualitative changes with respect to market risk exposure during the nine months ended September 30, 2001.

                         Part II -- Other Information

                          Item 1.  Legal Proceedings
                          --------------------------


        Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a defendant. In 1999, Alabama enacted legislation limiting punitive damages in non-physical injury cases to the greater of $500,000 or three times compensatory damages. Since this legislation has not undergone scrutiny by appellate courts regarding its constitutionality and a jury's discretion regarding the amount of compensatory damages (including mental anguish) awarded in any given case is not precisely defined, the effect of this legislation on Torchmark's litigation remains unclear. Bespeaking caution is the fact that the likelihood or extent of a punitive damage award in any given case is currently impossible to predict. As of September 30, 2001, Liberty was a party to approximately 84 active lawsuits (including 8 employment related cases and excluding interpleaders and stayed cases), 62 of which were Alabama proceedings and 7 of which were Mississippi proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

        Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, contingent liabilities arising from threatened and pending litigation are not presently considered by management to be material. It should be noted, however, that large punitive damage awards bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly Alabama and Mississippi, continue to occur, creating the potential for unpredictable material adverse judgments in any given punitive damage suit.

        Previous reports have disclosed that in July 1998, a jury in the U.S. District Court in the Middle District of Florida recommended an aggregate total verdict amounting to $21.6 million against Liberty in Hipp v. Liberty National
                                                      ------------------------
Life Insurance Company (Case No. 95-1332-CIV-17A).  This case, originally
----------------------
filed in 1995 in the Florida court system, is a collective action under the Fair Labor Standards Act, alleging age discrimination by Liberty in violation of the Age Discrimination in Employment Act and the Florida Civil Rights Act. The plaintiffs, ten present or former Liberty district managers, sought damages for lost wages, loss of future earnings, lost health and retirement benefits and lost raises and expenses. Three of these plaintiffs, Florida residents, also sought compensatory and punitive damages allowable under Florida law. On November 20, 1998, the District Court remitted the $10 million punitive damage portion of the jury verdict to $0, thus reducing the total verdict to $11 million (including an advisory verdict of $3.2 million in front pay awards). Additional revised front pay submissions were made by the plaintiffs to the District Court in December 1998 and Liberty responded thereto in January 1999. On March 11, 1999, the District Court reduced the Hipp verdict to $7 million by
                                                  ----
denying the plaintiffs front pay damages and remitting the punitive damages awarded to the Florida resident plaintiffs to the $100,000 limit allowable under Florida law. Final judgment was entered by the District Court and Liberty filed its appeal with the Circuit Court of Appeals for the Eleventh Circuit on September 27, 1999. Oral arguments in this appeal were presented before the Eleventh Circuit on September 18, 2000. On May 29, 2001, the Eleventh Circuit reversed and rendered the Hipp decision. Plaintiffs subsequently filed a
                          ----
petition for an en banc rehearing with the Eleventh Circuit, which was denied August 14, 2001.

        As previously reported, Liberty was served on October 28, 1999 with a subpoena from the Florida Department of Insurance in connection with that Department's investigation into Liberty's sales practices and disclosures in the State of Florida regarding industrial life insurance and low coverage life insurance policies. Liberty has also received similar subpoenas from the Alabama, Georgia, Kentucky, Texas, South Carolina and Minnesota Insurance Departments regarding its industrial life insurance and other low face-amount life insurance policies sold in those states. Specific inquiry is made into the historical use of race-based mortality, a practice discontinued by Liberty many years ago. Liberty has been and continues responding to these subpoenas in a timely fashion. In July 2000, the Florida and Georgia Insurance Departments issued cease and desist orders to all companies reporting premium income from industrial life insurance, including Liberty, stating that, to the extent that any company is currently collecting any race-based insurance premiums from Florida and Georgia residents, respectively, it immediately cease and desist from collecting any premium differential based on the race of the policyholders. On August 22, 2000, the Florida District Court of Appeals issued an order staying the Florida Insurance Department's immediate final cease and desist order, pending appeals to the Florida Supreme Court. The Florida Supreme Court subsequently reversed and rendered the District Court of Appeals' order, and thus declared the cease and desist order null and void. At present, the Company, as an Alabama domestic company, is being examined by representatives of the Alabama Department of Insurance with regard to issues parallel to those raised by the State of Florida.

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
case is currently stayed pending disposition of the Moore case.
                                                    -----

        On July 3, 2000, the District Court issued an order in the Moore case
                                                                   -----
granting in part and denying in part the plaintiffs' motions. The District Court ordered the Moore plaintiffs to file an amended complaint setting forth their
            -----
claims under 28 U.S.C. (S)(S) 1981 and 1982 and, if such claims are timely, any state law claims for breach of contract related to the discontinuance of debit collections, and dismissed with prejudice all remaining state law claims of the plaintiffs as time-barred by the common law rule of repose. On July 14, 2000, plaintiffs filed their amended complaint with the District Court and Liberty filed a motion to alter or amend the District Court's July order or, in the alternative, requested that the District Court certify for purposes of appeal the issue whether the state law doctrine of repose should be applied to and bar plaintiffs' actions under (S)(S) 1981 and 1982. The District Court entered such an order on July 21, 2000 and stayed proceedings in Moore pending resolution of Liberty's petition to the U.S.
                      -----
Circuit Court of Appeals for the Eleventh Circuit. Liberty filed a petition on July 30, 2000 with the Eleventh Circuit seeking that Court's permission to appeal the portions of the District Court's July order in Moore granting the
                                                          -----
plaintiffs the right to file the amended complaint. The Eleventh Circuit Court granted Liberty's motion and agreed to consider Liberty's arguments regarding the applicability of the state law of repose to actions under (S)(S)1981 and 1982. Oral arguments were heard by the Eleventh Circuit Court on July 20, 2001. On September 28, 2001, the Eleventh Circuit Court ruled that the rule of repose was not a bar to the Moore claims in federal court and that there is no reverse
                     -----
pre-emption under the McCarrin Ferguson Act. Liberty has filed a petition seeking an en banc rehearing in the Eleventh Circuit Court.

        Six individual cases with similar allegations to those in the Moore case
                                                                      -----
which have been filed against Liberty in various state Circuit Courts in Alabama remain pending. In the earliest filed of the individual state court actions, Walter Moore v. Liberty National Life Insurance Company (Circuit Court of Dallas
-------------------------------------------------------
County, CV 00-306) the Court entered an order granting summary judgment in favor of Liberty based upon the doctrine of repose and has subsequently denied a motion to reconsider its dismissal of this case. In another of these individual state court actions, the trial court denied Liberty's motion seeking a summary judgment based upon the rule of repose but indicated that it would reconsider that motion after discovery. Liberty filed a motion to alter or amend the trial court's order, or in the alternative, for an interlocutory appeal. In September 2001, the trial court in that case vacated its earlier order and stayed the litigation pending resolution of the Hudson case, which is discussed below.
                                     ------

        Hudson v. Liberty National Life Insurance Company was filed in the
        -------------------------------------------------
Circuit Court of Bullock County, Alabama on February 28, 2001 (Case No. CV 2001-
25) and contains similar allegations to those in Moore. After denials by the
                                                 -----
Bullock Circuit Court of Liberty's motion to dismiss and request that certain questions arising in the litigation be certified to the Alabama Supreme Court, Liberty sought a writ of mandamus on the certified questions issue from the Alabama Supreme Court. The writ of mandamus was granted and the Alabama Supreme Court will decide in Hudson whether the rule of repose bars some or all of the
                     ------
state court actions.  All briefing is complete in Hudson.
                                                  ------

        On March 15, 2001, purported class action litigation was filed against Liberty in the United States District Court for the District of South Carolina (Hinton v. Liberty National Life Insurance Company, Civil Action No. 3-01-68078
--------------------------------------------------
19), containing allegations largely similar to the Moore case filed in the
                                                   -----
Federal District Court for the Northern District of Alabama. Liberty was described in the suit as successor in interest of New South Life Insurance Company, an insurer acquired out of receivership by an entity which was subsequently acquired by Peninsular Life Insurance Company. In 1985, Liberty reinsured a block of insurance business from Peninsular, including business formerly written by New South. Liberty has requested indemnification in the Hinton litigation from Peninsular and its successors in interest. Liberty sought
------
a writ of mandamus in Hinton from the Fourth Circuit Court of Appeals as well as
                      ------
a change of venue to consolidate the Hinton case with the Moore case currently
                                     ------               -----
pending in Federal District Court in Alabama. Both the change in venue and the writ of mandamus were denied. Recently, however, the South Carolina District Court issued an order inviting the parties to resubmit a motion for change of venue. Liberty National intends to file such a motion.

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

        A collateral attack on the Battle decision was filed in May 2001 in the
                                   ------
form of a purported class action in the Circuit Court of Bullock County, Alabama (Gholston v. Liberty National Life Insurance Company, CV-01-71). This
----------------------------------------------------
litigation, where compensatory and punitive damages as well as declaratory and injunctive relief was sought, alleged breach of contract and conversion of premiums by Liberty in the performance of burial insurance policies. The Gholston case, which was dismissed by plaintiffs without prejudice in June,
--------
2001, was refilled in August 2001 and was voluntarily dismissed by plaintiffs with prejudice in October 2001.

        As previously reported, on March 15, 1999, Torchmark was named as a defendant in consolidated derivative securities class action litigation involving Vesta Insurance Group, Inc. filed in the U.S. District Court for the Northern District of Alabama (In re Vesta Insurance Group, Inc. Securities
                              --------------------------------------------
Litigation. Master File No. 98-AR-1407-S). The amended consolidated complaint in
----------
this litigation alleges violations of Section 10(b) of the Securities Exchange Act of 1934 by the defendants Vesta, certain present and former Vesta officers and directors, Vesta's former independent public accountants and Torchmark and of Section 20(a) of the Exchange Act by certain former Vesta officers and directors and Torchmark acting as "controlling persons" of Vesta in connection with certain accounting irregularities in Vesta's reported financial results and filed financial statements. Unspecified damages and equitable relief are sought on behalf of a purported class of purchasers of Vesta equity securities between June 2, 1995 and June 29, 1998. A class was certified in this litigation on October 25, 1999. In September, 2001, Torchmark filed a motion for summary judgment, which is currently pending before the District Court.

        It has been previously reported that purported class action litigation was filed against Torchmark's subsidiary, American Income Life Insurance Company and certain of its employee benefit plans (Peet, et al v. American Income Life
                                           -----------------------------------
Insurance Company, et al, Case No. C-99-2283 on May 18, 1999 in the U.S.
------------------------
District Court for the Northern District of California, which was subsequently transferred to the U.S. District Court for the Western District of Texas. Plaintiffs, individually and on behalf of all current and former public relations representatives of American Income, asserted that they had been improperly classified as independent contractors rather than employees and thus denied participation in certain of American Income's employee benefit plans.
The lawsuit alleged breach of fiduciary duty and wrongful denial of access to plan documents and other information under the Employee Retirement Income Security Act. Declaratory and injunctive relief together with restitution, disgorgement and statutory penalties were sought. On September 12, 2000, the District Court granted the defendants' motions for partial summary judgment and denied plaintiffs motion for class certification with leave to renew plaintiffs' class certification motion if they provided the Court with information regarding additional benefit plans from which they had been improperly excluded. Subsequently, in September 2000, plaintiffs submitted additional information to the Court alleging additional benefit plans from which plaintiffs had allegedly been improperly excluded, and plaintiffs also filed a motion for reconsideration of the order granting defendants' motion for summary judgment with respect to American Income's defined benefit plan. The Court denied plaintiffs' motion for reconsideration and in September, 2001 entered a final judgment for American Income. Plaintiffs have filed an appeal in Peet with the United Circuit Court
                                            ----
of Appeals for the Fifth Circuit.

        On July 26, 2001, litigation was filed against Torchmark and three current members of Torchmark's Board of Directors in the United States District Court for the District of Kansas (Waddell & Reed Financial, Inc. v. Torchmark
                                  -------------------------------------------
Corporation, Civil Action No. 01-2372-KHV).  Plaintiffs assert that defendants
-----------
engaged in a scheme to control and injure Waddell & Reed Financial after it was spun-off by Torchmark in November 1998, to interfere with the business relationship between a Waddell & Reed Financial subsidiary, Waddell & Reed, Inc. (W&R) and a Torchmark subsidiary, United Investors Life Insurance Company (UILIC), and to injure W&R Financial as well as asserting that one of the individual defendants sought to interfere with W&R Financial's relationship with the United Group of Mutual Funds. The litigation alleges RICO violations, breaches of fiduciary duty by the three individual defendants, knowing participation in such breaches of fiduciary duty by Torchmark and intentional interference with prospective business relations in connection with the relationship between W&R and UILIC. Plaintiffs seek actual, punitive and treble damages, interest, fees and costs under RICO of $29 million, $13.4 million plus punitive damages, interest and costs on the intentional interference allegations and a total of $58 million on the remaining two counts.

        Defendants filed a motion to abstain or, in the alternative, to dismiss the Kansas District Court litigation on August 22, 2001, citing pending litigation filed in Alabama state circuit court by Torchmark and its subsidiary, UILIC against W&R Financial and W&R involving an alleged agreement dealing with existing in-force UILIC variable annuity business marketed by W&R as well as the prior dismissal by the Kansas District Court of litigation originally filed by W&R against UILIC in Kansas state court involving such variable annuity business. Defendant's motion is presently under submission in the Kansas District Court and awaiting decision. The litigation in Alabama state court is set for trial in February 2002.

        On September 28, 2001, a shareholder derivative action was filed in the Circuit Court of Jefferson County, Alabama against Torchmark, two unaffiliated limited liability companies, and three individual defendants (Bomar v. Torchmark
                                                              ------------------
Corporation, Case No. CV 0105981).  The derivative action arises from an October
-----------
1, 1999 transaction in which the three individual defendants (one of whom is a director and former Chairman of Torchmark and a second of whom is a former officer of a former real estate subsidiary of Torchmark) acting through two unaffiliated limited liability companies acquired the majority of the investment real estate of Torchmark together with other properties. Plaintiff alleges that, despite review and approval of the transaction by all independent and disinterested members of the Torchmark Board of Directors, the transaction was procedurally and substantively unfair to Torchmark and resulted from the breach of fiduciary duties of loyalty owed to Torchmark by two of the above described individual defendants and the knowing participation of the third individual defendant in the alleged breach of fiduciary duty. Establishment of a constructive trust for such assets for the benefit of Torchmark and its shareholders, an accounting for profits and unspecified compensatory and punitive damages are sought.

        On October 16, 2001, defendant Torchmark filed a motion to dismiss and to stay discovery in the Bomar action, asserting plaintiff's lack of standing,
                         -----
failure to make a legally-required demand on the Board of Directors of Torchmark and failure to comply with certain Alabama Rules of Civil Procedure. On October 17, 2001, the Board of Directors created a special litigation committee comprised of two independent, disinterested directors to review and make determinations and a report with regard to the transactions involved in such suit. Defendant Torchmark's motion was amended on October 19, 2001 to include as further grounds for dismissal and stay the creation of that special litigation committee and the delegation of complete authority to said committee to review the transaction and determine whether prosecution of the Bomar action is in the
                                                         -----
interests of Torchmark and its shareholders and what action Torchmark should take with regard to the Bomar action. The committee, through its separately
                        -----
retained counsel, has advised the Court that it concurs in Torchmark's motions. A hearing on Torchmark's amended motion to dismiss and stay discovery was held November 13, 2001.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               (11) Statement re computation of per share earnings


          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed in the third quarter of 2001.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           TORCHMARK CORPORATION



Date: November 14, 2001                    /s/ C. B. Hudson
                                           -------------------------------------
                                           C. B. Hudson, Chairman of the
                                           Board and Chief Executive Officer

Date: November 14, 2001                    /s/ Gary L. Coleman
                                           -------------------------------------
                                           Gary L. Coleman, Executive Vice
                                           President and Chief Financial Officer
                                           (Chief Accounting Officer)