Form 10-K
period 2001-12-31
TORCHMARK CORP
filed 2002-03-22
CIK 320335

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended                          Commission file number
      December 31, 2001                                      1-8052

                             TORCHMARK CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Delaware                                       63-0780404
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

     2001 Third Ave. South,                                   35233
         Birmingham, AL
(ADDRESS OF PRINCIPAL EXECUTIVE                            (ZIP CODE)
            OFFICES)

              Registrant's telephone number, including area code:
                                (205) 325-4200

          Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS           CUSIP NUMBER:           ON WHICH REGISTERED:
Common Stock, $1.00 Par           891027104           New York Stock Exchange
         Value                                        The International Stock
                                  89102Q201              Exchange, London,
 7 3/4% Trust Preferred           89102T205                   England
       Securities                                     New York Stock Exchange
 7 3/4% Trust Preferred
       Securities                                     New York Stock Exchange



          Securities registered pursuant to Section 12(g) of the Act:
                                     None

           Securities reported pursuant to Section 15(d) of the Act:

                TITLE OF EACH CLASS:                CUSIP NUMBER:
                6 1/4% Senior Notes due 2006        891027 AL 8
                8 1/4% Senior Debentures due 2009   891027 AE 4
                7 7/8% Notes due 2023               891027 AF 1
                7 3/8% Notes due 2013               891027 AG 9

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

 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE
                           REGISTRANT $4,911,334,350

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON
                 STOCK, AS OF FEBRUARY 28, 2002: 122,202,895.

                      DOCUMENTS INCORPORATED BY REFERENCE

 PROXY STATEMENT FOR ANNUAL MEETING OF STOCKHOLDERS TO BE HELD APRIL 25, 2002,
                                   PART III

                    INDEX OF EXHIBITS (PAGES 88 through 90)
                     TOTAL NUMBER OF PAGES INCLUDED ARE 97

                                    PART 1

                               Item 1. Business

  Torchmark Corporation (Torchmark), an insurance and diversified financial services holding company, was incorporated in Delaware on November 19, 1979, as Liberty National Insurance Holding Company. Through a plan of reorganization effective December 30, 1980, it became the parent company for the businesses operated by Liberty National Life Insurance Company (Liberty) and Globe Life And Accident Insurance Company (Globe). United American Insurance Company (United American), Waddell & Reed, Inc. (Waddell & Reed) and United Investors Life Insurance Company (UILIC) along with their respective subsidiaries were acquired in 1981. The name Torchmark Corporation was adopted on July 1, 1982. Family Service Life Insurance Company (Family Service) was purchased in July, 1990, and American Income Life Insurance Company (American Income) was purchased in November, 1994. Torchmark disposed of Family Service and Waddell & Reed in 1998.

  The following table presents Torchmark's business by primary distribution method:

Primary
Distribution Method  Company                 Products                                Distribution
-----------------------------------------------------------------------------------------------------------------
Direct Response      Globe Life And          Individual life and supplemental health Direct response, mail,
                     Accident                insurance including juvenile and        television,magazine;
                     Insurance Company       senior life coverage and Medicare       nationwide.
                     Oklahoma City, OK       Supplement.
-----------------------------------------------------------------------------------------------------------------
Liberty National     Liberty National Life   Individual life and                     2,162 full-time sales repre-
Exclusive Agency     Insurance Company       supplemental health insurance.          sentatives; 110 district
                     Birmingham, Alabama                                             offices in the Southeastern
                                                                                     U.S.
-----------------------------------------------------------------------------------------------------------------
American Income      American Income Life    Individual life and supplemental health 1,768 agents in the U.S.,
Exclusive Agency     Insurance Company       insurance to union and credit           Canada, and New Zealand.
                     Waco, Texas             union members and other
                                             associations.
-----------------------------------------------------------------------------------------------------------------
United Investors     United Investors Life   Individual life insurance               Independent Agency.
Agency               Insurance Company       and annuities.
                     Birmingham, Alabama
-----------------------------------------------------------------------------------------------------------------
Military             Liberty National Life   Individual life insurance.              Independent Agency
                     Insurance Company                                               through career agents
                     Birmingham, Alabama                                             nationwide.
                     Globe Life And Accident
                     Insurance Company
                     Oklahoma City, Oklahoma
-----------------------------------------------------------------------------------------------------------------
United American      United American         Senior life and supplemental health     39,038 independent agents
Independent Agency   Insurance Company       insurance including                     in the U.S., Puerto Rico and
and Branch Office    McKinney, Texas         Medicare Supplement                     Canada; 1,644 exclusive
Agency                                       coverage and long-term care.            producing agents in
                                                                                     84 branch offices.

Additional information concerning industry segments may be found in Management's Discussion and Analysis and in Note 19--Business Segments in the Notes to Consolidated Financial Statements beginning on page 78.

                                   Insurance

Life Insurance

  Torchmark's insurance subsidiaries write a variety of nonparticipating ordinary life insurance products. These include traditional and interest sensitive whole-life insurance, term life insurance, and other life insurance. The following table presents selected information about Torchmark's life products:

                                           (Amounts in thousands)
                                 Annualized                    Annualized
                               Premium Issued               Premium in Force
                         -------------------------- --------------------------------
                           2001     2000     1999      2001       2000       1999
                         -------- -------- -------- ---------- ---------- ----------
Whole life:
 Traditional............ $147,889 $133,413 $119,799 $  695,261 $  652,195 $  612,964
 Interest-sensitive.....    9,330   13,907   18,348    154,743    160,865    168,805
Term....................  133,869  139,990  115,592    387,695    368,045    330,533
Other...................    3,544    3,433    3,468     19,714     19,039     18,307
                         -------- -------- -------- ---------- ---------- ----------
                         $294,632 $290,743 $257,207 $1,257,413 $1,200,144 $1,130,609
                         ======== ======== ======== ========== ========== ==========

  The distribution methods for life insurance products include sales by direct response, exclusive agents and independent agents. These methods are discussed in more depth under the heading Marketing on page 6. The following table presents life annualized premium issued by distribution method:

                                       (Amounts in thousands)
                             Annualized                    Annualized
                           Premium Issued               Premium in Force
                     -------------------------- --------------------------------
                       2001     2000     1999      2001       2000       1999
                     -------- -------- -------- ---------- ---------- ----------
Direct response....  $112,041 $112,918 $ 96,091 $  326,111 $  306,162 $  283,406
Exclusive Agents:
 Liberty National..    54,853   53,608   51,467    314,676    312,173    307,495
 American Income...    66,421   56,560   54,045    265,912    245,433    231,490
 United American...     4,913    4,730    5,315     21,158     21,362     21,800
Independent Agents:
 United American...    24,453   25,708   13,319     54,143     53,269     43,394
 Other.............    31,951   37,219   36,970    275,413    261,745    243,024
                     -------- -------- -------- ---------- ---------- ----------
                     $294,632 $290,743 $257,207 $1,257,413 $1,200,144 $1,130,609
                     ======== ======== ======== ========== ========== ==========

  Permanent insurance products sold by Torchmark insurance subsidiaries build cash values which are available to policyholders. Policyholders may borrow such funds using the policies as collateral. The aggregate value of policy loans outstanding at December 31, 2001 was $267 million and the average interest rate earned on these loans was 7.0% in 2001. Interest income earned on policy loans was $18.2 million in 2001, $17.0 million in 2000 and $16.3 million in 1999.

  The availability of cash values contributes to voluntary policy terminations by policyholders through surrenders. Life insurance products may be terminated or surrendered at the election of the insured at any time, generally for the full cash value specified in the policy. Specific surrender procedures vary with the type of policy. For certain policies this cash value is based upon a fund less a surrender charge which decreases with the length of time the policy has been in force. This surrender charge is either based upon a percentage of the fund or a charge per $1,000 of face amount of insurance. The schedule of charges may vary by plan of insurance and, for some plans, by age of the insured at issue. The ratio of aggregate face amount voluntary terminations to the mean amount of life insurance in force was 19.8% in 2001, 17.8% in 2000, and 17.0% in 1999. The increase in the ratio for 2001 resulted primarily from the higher than expected rate of voluntary lapses of a block of relatively high face amount policies written by Direct Response, a plan that is no longer being sold.

  The following table presents an analysis of changes to the Torchmark subsidiaries' life insurance business in force:

                                                (Amounts in thousands)
                                  2001                    2000                    1999
                         ----------------------  ----------------------  ----------------------
                         Number of  Amount of    Number of  Amount of    Number of  Amount of
                         policies   Insurance    policies   Insurance    policies   Insurance
                         --------- ------------  --------- ------------  --------- ------------
In force at January 1,..   9,671   $108,318,990    9,654   $101,846,461    9,622   $ 96,339,059
New issues..............   1,329     27,175,722    1,292     25,754,400    1,332     22,846,100
Other increases.........     -0-         65,297      -0-         69,187      -0-        105,271
Death benefits..........    (107)      (381,682)    (114)      (355,728)    (105)      (327,733)
Lapses..................  (1,019)   (20,026,246)    (994)   (17,175,351)  (1,023)   (15,352,225)
Surrenders..............    (147)    (1,897,490)    (141)    (1,568,313)    (145)    (1,505,248)
Other decreases.........     (26)      (199,572)     (26)      (251,666)     (27)      (258,763)
                          ------   ------------    -----   ------------   ------   ------------
In force at December
 31,....................   9,701   $113,055,019    9,671   $108,318,990    9,654   $101,846,461
                          ======   ============    =====   ============   ======   ============
Average policy size (in
 dollar amounts):
 Direct response--
  Juvenile..............           $      6,955            $      6,766            $      6,690
 Other..................                 13,533                  12,985                  12,146

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

  Other health policies include accident, long-term care and limited-benefit hospital and surgical coverages. These policies are generally issued as guaranteed-renewable and are offered on an individual basis through exclusive and independent agents, and direct response. They are designed to supplement existing medical coverages. Benefits are triggered by certain health related events or incurred expenses. Benefit amounts are per diem, per health related event or defined expenses incurred up to a stated maximum.

  The following table presents supplemental health annualized premium for the three years ended December 31, 2001 by marketing method:

                                       (Amounts in thousands)
                              Annualized                   Annualized
                            Premium Issued              Premium in Force
                      -------------------------- ------------------------------
                        2001     2000     1999      2001       2000      1999
                      -------- -------- -------- ---------- ---------- --------
Direct response...... $  3,295   $3,572 $  4,323 $   18,817    $16,167 $ 12,785
Exclusive agents:
 Liberty National....   10,747   10,081    9,859    162,724    163,387  149,447
 American Income.....   10,019    8,615    8,039     49,260     47,659   46,691
 United American.....  115,684  145,089  102,583    337,026    310,526  231,034
Independent agents:
 United American.....   73,539   85,115   68,022    474,816    466,560  444,401
                      -------- -------- -------- ---------- ---------- --------
                      $213,284 $252,472 $192,826 $1,042,643 $1,004,299 $884,358
                      ======== ======== ======== ========== ========== ========

  The following table presents supplemental health annualized premium information for the three years ended December 31, 2001 by product category:

                                          (Amounts in thousands)

                                 Annualized                   Annualized
                               Premium Issued              Premium in Force
                         -------------------------- ------------------------------
                           2001     2000     1999      2001       2000      1999
                         -------- -------- -------- ---------- ---------- --------
Medicare Supplement..... $158,621 $201,396 $152,518 $  760,848 $  728,918 $630,915
Cancer..................   10,797   10,073   10,637    169,341    169,013  153,777
Other health related
 policies...............   43,866   41,003   29,671    112,454    106,368   99,666
                         -------- -------- -------- ---------- ---------- --------
                         $213,284 $252,472 $192,826 $1,042,643 $1,004,299 $884,358
                         ======== ======== ======== ========== ========== ========

  The number of individual health policies in force were 1.59 million, 1.64 million, and 1.58 million at December 31, 2001, 2000 and 1999 respectively.

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

                             (Amounts in thousands)
                                  Collections           (Amounts in millions)
                               For the year ended          Deposit Balance
                                  December 31,             At December 31,
                           -------------------------- --------------------------
                             2001     2000     1999     2001     2000     1999
                           -------- -------- -------- -------- -------- --------
Fixed annuities........... $ 33,461 $ 41,617 $ 71,696 $  609.6 $  661.6 $  677.5
Variable annuities........  111,768  608,251  392,769  2,355.7  3,583.6  3,274.9
                           -------- -------- -------- -------- -------- --------
                           $145,229 $649,868 $464,465 $2,965.3 $4,245.2 $3,952.4
                           ======== ======== ======== ======== ======== ========

Investments

  The nature, quality, and percentage mix of insurance company investments are regulated by state laws that generally permit investments in qualified municipal, state, and federal government obligations, corporate bonds, preferred and common stock, real estate, and mortgages where the value of the underlying real estate exceeds the amount of the loan. The investments of Torchmark insurance subsidiaries consist predominantly of high-quality, investment-grade securities. Fixed maturities represented 92% of total investments at December 31, 2001. Approximately 4% of fixed maturity investments were securities guaranteed by the United States government or its agencies or investments that were collateralized by U.S. government securities. Most of these investments were in GNMA securities that are backed by the full faith and credit of the United States government. The remainder of these government investments were U.S. Treasuries, agency securities or collateralized mortgage obligations (CMO's) that are fully backed by GNMA's. (See Note 3--Investments in the Notes to Consolidated Financial Statements on page 54 and Management's Discussion and Analysis on page 29.)

  The following table presents the market value of fixed maturity investments at December 31, 2001 on the basis of ratings as determined primarily by Standard & Poor's Corporation. The lower of Moody's Investors Services' or Standard & Poor's bond ratings are used when the two differ. Ratings of BBB and higher (or their equivalent) are considered investment grade by the rating services.

                                                               Amount
                             Rating                        (in thousands)   %
                             ------                        -------------- -----
       AAA................................................   $  648,398     9.9%
       AA.................................................      371,216     5.7
       A..................................................    2,815,139    43.2
       BBB................................................    2,184,299    33.5
       BB.................................................      286,858     4.4
       B..................................................      104,688     1.6
       Less than B........................................       53,939     0.8
       Not rated..........................................       61,892     0.9
                                                             ----------   -----
                                                             $6,526,429   100.0%
                                                             ==========   =====

  The following table presents the market value of fixed maturity investments of Torchmark's insurance subsidiaries at December 31, 2001 on the basis of ratings as determined by the National Association of Insurance Commissioners
(NAIC). Categories one and two are considered investment grade by the NAIC.

                                        Amount
                    Rating          (in thousands)   %
            ----------------------  -------------- -----
            1. Highest quality*...    $3,929,468    60.4%
            2. High quality.......     2,111,818    32.5
            3. Medium quality.....       277,074     4.3
            4. Low quality........       100,854     1.6
            5. Lower quality......        53,523     0.8
            6. In or near default.        26,073     0.4
                                      ----------   -----
                                      $6,498,810   100.0%
                                      ==========   =====

* Includes $268 million of exempt securities or 4.1% of the portfolio. Exempt securities are exempt for valuation reserve purposes, and consist of U.S. Government guaranteed securities.

  Securities are assigned ratings when acquired. All ratings are reviewed and updated quarterly. Specific security ratings are updated as information becomes available during the year.

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

  For life insurance in excess of certain prescribed amounts, each insurance company requires medical information or examinations of applicants. These are graduated according to the age of the applicant and may vary with the kind of insurance. Generally, the maximum amount of insurance issued without additional medical information is $100,000 through age 50. In certain circumstances, the maximum amount is raised to $250,000 through age 35. Additional medical information is requested of all applicants, regardless of age or amount, if information obtained from the application or other sources indicates that such information is warranted.

  In recent years, there has been considerable concern regarding the impact of the HIV virus associated with Acquired Immune Deficiency Syndrome (AIDS). The insurance companies have implemented certain underwriting tests to detect the presence of the HIV virus and continue to assess the utility of other appropriate underwriting tests to detect AIDS in light of medical developments in this field. To date, AIDS claims have not had a material impact on claims experience.

Reinsurance

  As is customary among insurance companies, Torchmark insurance subsidiaries cede insurance to other unaffiliated insurance companies on policies they issue in excess of retention limits. Reinsurance is an effective method for keeping insurance risk within acceptable limits. In the event insurance business is ceded, the Torchmark insurance subsidiaries remain contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations it assumes. (See Note 18--Commitments and Contingencies in the Notes to Consolidated Financial Statements on page 73 and Schedule IV-- Reinsurance [Consolidated] on page 96.)

Reserves

  The life insurance policy reserves reflected in Torchmark's financial statements as future policy benefits are calculated based on generally accepted accounting principles. These reserves, with premiums to be received in the future and the interest thereon compounded annually at assumed rates, must be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and persistency assumptions used in the calculations of reserves are based on company experience. Similar reserves are held on most of the health policies written by Torchmark's insurance subsidiaries, since these policies generally are issued on a guaranteed-renewable basis. A list of the assumptions used in the calculation of Torchmark's reserves are reported in the financial statements (See Note 7--Future Policy Benefit Reserves in the Notes to Consolidated Financial Statements on page 59). Reserves for annuity products consist of the policyholders' account values and are increased by policyholder deposits and interest credits and are decreased by policy charges and benefit payments.

Marketing

  Torchmark insurance subsidiaries are licensed to sell insurance in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands, Guam, New Zealand and Canada. Distribution is through direct response, independent and exclusive agents. The number of independent and exclusive agents below are presented as of December 31, 2001.

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

  Exclusive Agents. Liberty National's 2,162 agents sell life and health insurance, primarily in the seven state area of Alabama, Florida, Georgia, Tennessee, Mississippi, South Carolina, and North Carolina. These agents are employees of Liberty and are primarily compensated by commissions based on sales. During the past several years this operation has emphasized bank draft and direct bill collection of premium rather than agent collection, because of the resulting lower cost and improved persistency.

  Through the American Income Agency, individual life and fixed-benefit accident and health insurance are sold through approximately 1,768 exclusive agents who target moderate income wage earners through the cooperation of labor unions, credit unions, and other associations. These agents are authorized to use the "union label" because this sales force is represented by organized labor.

  The United American Branch Office Agency specializes in the sale of Medicare Supplement and other life and health products for the over-age 50 market through 1,644 producing agents in 84 branch offices throughout the United States.

  Independent Agents. Torchmark insurance companies offer a variety of life and health insurance policies through 39,038 independent agents, brokers, and licensed sales representatives. Torchmark is not committed or obligated in any way to accept a fixed portion of the business submitted by any independent agent. All policy applications, both new and renewal, are subject to approval and acceptance by Torchmark. Torchmark is not dependent on any single agent or any small group of independent agents, the loss of which would have a materially adverse effect on insurance sales.

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

                                  Regulation

  Insurance. Insurance companies are subject to regulation and supervision in the states in which they do business. The laws of the various states establish agencies with broad administrative and supervisory powers which include, among other things, granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, approving certain premium rates, setting minimum reserve and loss ratio requirements, determining the form and content of required financial statements, and prescribing the type and amount of investments permitted. Insurance companies can also be required under the solvency or guaranty laws of most states in which they do business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. They are also required to file detailed annual reports with supervisory agencies, and records of their business are subject to examination at any time. Under the rules of the NAIC, insurance companies are examined periodically by one or more of the supervisory agencies. The most recent examinations of Torchmark's insurance subsidiaries were: American Income, as of December 31, 2000; Globe, as of December 31, 2000; Liberty, as of December 31, 1996; United American, as of December 31, 2000; and UILIC, as of December 31, 2000.

  NAIC Ratios. The NAIC developed the Insurance Regulatory Information System
(IRIS), which is intended to assist state insurance regulators in monitoring the financial condition of insurance companies. IRIS identifies twelve insurance industry ratios from the statutory financial statements of insurance companies, which are based on regulatory accounting principles and are not based on generally accepted accounting principles (GAAP). IRIS specifies a standard or "usual value" range for each ratio, and a company's variation from this range may be either favorable or unfavorable. The following table presents the IRIS ratios as determined by the NAIC for Torchmark's five largest insurance subsidiaries, which varied unfavorably from the "usual value" range for the years 2000 and 1999.

 Reported                                               Usual    Reported
Company                       Ratio Name                Range     Value
---------         ----------------------------------- ---------- --------
2000:
 United Investors Net change in Capital and Surplus   50 to -10    -12
                  Gross change in Capital and Surplus 50 to -10    -12
                  Adequacy of Investment Income       900 to 125   117
 Globe            Change in Premium                   50 to -10    -15
 Liberty          Change in Premium                   50 to -10    -16
                  Change in Reserving Ratio           20 to -20    -22
 American Income  Net change in Capital and Surplus   50 to -10    -20
                  Gross change in Capital and Surplus 50 to -10    -20
 United American  Net change in Capital and Surplus   50 to -10    -27
                  Gross change in Capital and Surplus 50 to -10    -27
1999:
 American Income  Net change in Capital and Surplus   50 to -10    114
                  Gross change in Capital and Surplus 50 to -10    114

Explanation of Ratios:

  Change in Capital and Surplus--These ratios, calculated on both a gross and net basis, are a measure of improvement or deterioration in a company's financial position during the year. The NAIC considers ratios less than or equal to minus 10% and greater than or equal to 50% to be unusual. The
-27% in Capital and Surplus for United American in 2000 was due primarily to the $25 million increase in agent's balances which increased non-admitted assets. United Investors Life's rate of -12% in 2000 resulted from the one-time cost of establishing a direct response distribution system and a dividend which exceeded net income by $30 million. American Income's ratio of 114% in 1999 was caused by the sale in that year of its agents' balances to an unaffiliated financial institution. This transaction did not affect American Income's ability to conduct business and in fact increased liquidity and surplus. American Income's ratio of -20% in 2000 was a result of having non-admitted assets of $22 million in Torchmark Preferred Stock and non-admitted assets of $4.8 million in the value of its subsidiaries. None of these transactions affected the consolidated equity of Torchmark at December 31, 2000 or 1999.

  Adequacy of Investment Income--This ratio is used to determine whether an insurer's investment income is adequate to meet the interest requirements of its reserves. The adequacy of investment income in meeting an insurer's interest obligations is a key element in a company's profitability. The NAIC considers a ratio less than 125% to be unusual. United Investors' rate of 117% in 2000 was caused by the exclusion of interest on a block of reinsurance with another Torchmark affiliate. Inclusion of interest on this block would have been within the "usual" range.

  Change in Premium--This ratio measures the percentage change in premium from the prior to the current year. A ratio lower than -10% is considered to be unusual. Liberty and Globe's rate of -16% and -15% in 2000, respectively, was due to the companies ceding an increased amount of premium through new reinsurance agreements.

  Change in reserving ratio--The change in reserving ratio represents the number of percentage points of difference between the reserving ratio for current and prior years. For each of these years, the reserving ratio is equal to the aggregate increase in reserves for individual life insurance taken as a percentage of renewal and single premiums for individual life insurance. A ratio higher than 20% or lower than -20% is considered unusual. Liberty's ratio of -22% in 2000 is due to a one-time increase in statutory surplus of approximately $85 million caused by a block of reinsurance ceded.

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

                                   Personnel

  At the end of 2001, Torchmark had 1,959 employees and 2,668 licensed employees under sales contracts. Additionally, approximately 49,000 independent and exclusive agents and brokers, who were not employees of Torchmark, were associated with Torchmark's marketing efforts.

                              Item 2. Real Estate

  Torchmark, through its subsidiaries, owns or leases buildings that are used in the normal course of business. Liberty owns a 487,000 square foot building at 2001 Third Avenue South, Birmingham, Alabama which currently serves as Liberty's, UILIC's, and Torchmark's home office. Approximately 160,000 square feet of this building is available for lease to unrelated tenants by Liberty. Liberty also operates from 55 company-owned district offices used for agency sales personnel.

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

  American Income owns and is the sole occupant of an office building located at 1200 Wooded Acres Drive, Waco, Texas. The building is a two-story structure containing approximately 72,000 square feet of usable floor space. American Income also owns a 43,000 square foot facility located at 1001 Jewell Drive in Waco, which houses a direct response operation.

  Liberty and Globe also lease district office space for their agency sales personnel.

  During 1999, Torchmark sold the majority of its investment real estate holdings for total consideration of $123 million. These sold investments included its TMK Income Properties limited partnership and its joint venture investment in Liberty Park, a planned community in Birmingham, Alabama. As of December 31, 2001, Torchmark retained $14 million of investment real estate, which included $7 million of properties that were partially occupied by Torchmark subsidiaries and $6 million of undeveloped land in Liberty Park.

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

                           Item 3. Legal Proceedings

  Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a defendant. In 1999, Alabama enacted legislation limiting punitive damages in non-physical injury cases to the greater of $500,000 or three times compensatory damages. Since this legislation has not undergone scrutiny by appellate courts regarding its constitutionality and a jury's discretion regarding the amount of compensatory damages (including mental anguish) awarded in any given case is not precisely defined, the effect of this legislation on Torchmark's litigation remains unclear. The likelihood or extent of a punitive damage award in any given case is currently impossible to predict. As of December 31, 2001, Liberty was a party to approximately 86 active lawsuits (including 9 employment related cases and excluding interpleaders and stayed cases), 62 of which were Alabama proceedings and 7 of which were Mississippi proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

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

  Previous reports have disclosed that in July 1998, a jury in the U.S. District Court in the Middle District of Florida recommended an aggregate total verdict amounting to $21.6 million against Liberty in Hipp v. Liberty National Life Insurance Company (Case No. 95-1332-CIV-17A). This case, originally filed in 1995 in the Florida court system, is a collective action under the Fair Labor Standards Act, alleging age discrimination by Liberty in violation of the Age Discrimination in Employment Act and the Florida Civil Rights Act. The plaintiffs, ten present or former Liberty district managers, sought damages for lost wages, loss of future earnings, lost health and retirement benefits and lost raises and expenses. Three of these plaintiffs, Florida residents, also sought compensatory and punitive damages allowable under Florida law. On November 20, 1998, the District Court remitted the $10 million punitive damage portion of the jury verdict to $0, thus reducing the total verdict to $11 million (including an advisory verdict of $3.2 million in front pay awards). Additional revised front pay submissions were made by the plaintiffs to the District Court in December 1998 and Liberty responded thereto in January 1999. On March 11, 1999, the District Court reduced the Hipp verdict to $7 million by denying the plaintiffs front pay damages and remitting the punitive damages awarded to the Florida resident plaintiffs to the $100,000 limit allowable under Florida law. Final judgment was entered by the District Court and Liberty filed its appeal with the Circuit Court of Appeals for the Eleventh Circuit on September 27, 1999. Oral arguments in this appeal were presented before the Eleventh Circuit on September 18, 2000. On May 29, 2001, the Eleventh Circuit reversed and rendered the Hipp decision. Plaintiffs subsequently filed a petition for an en banc rehearing with the Eleventh Circuit, which was denied August 14, 2001. On February 19, 2002, the United States Supreme Court denied plaintiffs' motion for a writ of certiorari.

  As previously reported, on March 15, 1999, Torchmark was named as a defendant in consolidated derivative securities class action litigation involving Vesta Insurance Group, Inc. filed in the U.S. District Court for the Northern District of Alabama (In re Vesta Insurance Group, Inc. Securities Litigation. Master File No. 98-AR-1407-S). The amended consolidated complaint in this litigation alleges violations of Section 10(b) of the Securities Exchange Act of 1934 by the defendants Vesta, certain present and former Vesta officers and directors, Vesta's former independent public accountants and Torchmark and of Section 20(a) of the Exchange Act by certain former Vesta officers and directors and Torchmark acting as "controlling persons" of Vesta in connection with certain accounting irregularities in Vesta's reported financial results and filed financial statements. Unspecified damages and equitable relief are sought on behalf of a purported class of purchasers of Vesta equity securities between June 2, 1995 and June 29, 1998. A class was certified in this litigation on October 25, 1999. In September, 2001, Torchmark filed a motion for summary judgment, which was denied by the District Court on January 10, 2002.

  As previously reported, Liberty was served on October 28, 1999 with a subpoena from the Florida Department of Insurance in connection with that Department's investigation into Liberty's sales practices and disclosures in the State of Florida regarding industrial life insurance and low coverage life insurance policies. Liberty has also received similar subpoenas from the Alabama, Georgia, Kentucky, Texas, South Carolina and Minnesota Insurance Departments regarding its industrial life insurance and other low face-amount life insurance policies sold in those states. Specific inquiry is made into the historical use of race-based mortality, a practice discontinued by Liberty many years ago. In 1988, Liberty endeavored to convert to paid-up status those purely race-based policies that then remained in premium-paying status. Liberty has been and continues responding to these subpoenas in a timely fashion. In July 2000, the Florida and Georgia Insurance Departments issued cease and desist orders to all companies reporting premium income from industrial life insurance, including Liberty, stating that, to the extent that any company is currently collecting any race-based insurance premiums from Florida and Georgia residents, respectively, it immediately cease and desist from collecting any premium differential based on the race of the policyholders. Upon receiving the Georgia order, Liberty informed the Georgia Insurance Department that Liberty did not interpret the Georgia Department's directive as a cease and desist order since it did not afford Liberty the opportunity for a mandatory or voluntarily requested hearing thereunder. On August 22, 2000, the Florida District Court of Appeals issued an order staying the Florida Insurance Department's immediate final cease and desist order, pending appeals to the Florida Supreme Court. The Florida Supreme Court subsequently reversed and rendered the District Court of Appeals' order, and thus declared the cease and desist order null and void. Liberty, as an Alabama domestic company, was examined by representatives of the Alabama Department of Insurance with regard to issues parallel to those raised by the State of Florida. By order dated January 28, 2002, the Alabama Department finalized a report of its examination of LIberty. The report has now been turned over to the Alabama Department's Legal Division for further consideration.

  On December 8, 1999, purported class action litigation was filed against Liberty in the United States District Court for the Northern District of Alabama (Moore v. Liberty National Life Insurance Company, Case No. CV-99-BU-3262-S), on behalf of all African-Americans who have or have had at the time of policy termination an ownership interest in certain life insurance policies ($25,000 face amount or less) marketed by Liberty and certain of its former subsidiaries. The alleged class period covers virtually the entire twentieth century. Plaintiffs allege racial discrimination in Liberty's premium rates in violation of 42 U.S.C. (S) 1981, breach of fiduciary duty in sales and administrative practices, receipt of excessive and unreasonable premium payments by Liberty, improper hiring, supervision, retention and failure to monitor actions of officers, agents and employees, breach of contract in dismantling the debit premium collection system, fraudulent inducement and negligent misrepresentation. Unspecified compensatory and punitive damages are sought together with a declaratory judgment and equitable and/or injunctive relief, including establishment of a constructive trust for the benefit of class members. Defendants filed a motion for judgment on the pleadings or in the alternative for summary judgment on January 27, 2000. On April 7, 2000, the District Court entered an order granting Liberty's motion for judgment on the pleadings and dismissing plaintiffs' claims under 42 U.S.C. (S) 1981 with prejudice as time-barred and dismissing their state law claims without prejudice to re-file in state court if desired. Plaintiffs subsequently filed motions with the District Court to reconsider its April 17, 2000 order and for permission to file an amended complaint adding similar claims under 24 U.S.C. (S) 1982. Liberty opposed this motion. On June 22, 2000, purported class action litigation with allegations comparable to those in the Moore case was filed against Liberty in the Circuit Court of Jefferson County, Alabama (Baldwin v. Liberty National Life Insurance Company, Case No. CV 00-684). The Baldwin case is currently stayed pending disposition of the Moore case.

  On July 3, 2000, the District Court issued an order in the Moore case granting in part and denying in part the plaintiffs' motions. The District Court ordered the Moore plaintiffs to file an amended complaint setting forth their claims under 28 U.S.C. (S)(S) 1981 and 1982 and, if such claims are timely, any state law claims for breach of contract related to the discontinuance of debit collections, and dismissed with prejudice all remaining state law claims of the plaintiffs as time-barred by the common law rule of repose. On July 14, 2000, plaintiffs filed their amended complaint with the District Court and Liberty filed a motion to alter or amend the District Court's July order or, in the alternative, requested that the District Court certify for purposes of appeal the issue whether the state law doctrine of repose should be applied to and bar plaintiffs' actions under
(S)(S) 1981 and 1982. The District Court entered such an order on July 21, 2000 and stayed proceedings in Moore pending resolution of Liberty's petition to the U.S. Circuit Court of Appeals for the Eleventh Circuit. Liberty filed a petition on July 30, 2000 with the Eleventh Circuit seeking that Court's permission to appeal the portions of the District Court's July order in Moore granting the plaintiffs the right to file the amended complaint. The Eleventh Circuit Court granted Liberty's motion and agreed to consider Liberty's arguments regarding the applicability of the state law of repose to actions under (S)(S)1981 and 1982. Oral arguments were heard by the Eleventh Circuit Court on July 20, 2001. On September 28, 2001, the Eleventh Circuit Court ruled that the rule of repose was not a bar to the Moore claims in federal court and that there is no reverse pre-emption under the McCarrin Ferguson Act. Liberty has filed a petition seeking an en banc rehearing in the Eleventh Circuit Court, which was subsequently denied. Liberty filed a petition for a writ of certiorari with the U.S. Supreme Court on February 21, 2002. The District Court has scheduled the filing of motions for class certification in Moore for November 21, 2002.

  Four individual cases with similar allegations to those in the Moore case which were filed against Liberty in various state Circuit Courts in Alabama remain pending and have been removed and/or transferred to the U.S. District Courts for either the Middle or Northern Districts of Alabama. The Moore case and those cases transferred to the Northern District of Alabama have been assigned to Judge U.W. Clemon, a noted former civil rights attorney. In the earliest filed of the individual state court actions, Walter Moore v. Liberty National Life Insurance Company (Circuit Court of Dallas County, CV 00-306) the Court entered an order granting summary judgment in favor of Liberty based upon the doctrine of repose and has subsequently denied a motion to reconsider its dismissal of this case.

  Hudson v. Liberty National Life Insurance Company, one of the four individual cases referenced above, was filed in the Circuit Court of Bullock County, Alabama on February 28, 2001 (Case No. CV 2001-25) and contains similar allegations to those in Moore. After denials by the Bullock Circuit Court of Liberty's motion to dismiss and request that certain questions arising in the litigation be certified to the Alabama Supreme Court, Liberty sought a writ of mandamus on the certified questions issue from the Alabama Supreme Court. The Alabama Supreme Court agreed to hear Liberty's petition for writ of mandamus seeking to have the Supreme Court direct the trial court to grant Liberty's motion to dismiss or for a summary judgment or to certify for interlocutory appeal the Circuit Court's denial of such motion. On January 18, 2002, the Alabama Supreme Court denied Liberty's request for the writ of mandamus but noted that Liberty's motion for summary judgment based on the rule of repose remains pending in the trial court and is ripe for adjudication. Upon remand, plaintiff amended his complaint to add causes of action under Federal law and Liberty is seeking to remove this case to Federal court as discussed above.

  In the fifth individual state court action, (Edwards v. Liberty National Life Insurance Company, Case No. CV 0005872), the trial court denied Liberty's motion seeking a summary judgment based upon the rule of repose but indicated that it would reconsider that motion after discovery. Liberty filed a motion to alter or amend the trial court's order, or in the alternative, for an interlocutory appeal. In September 2001, the trial court in that case vacated its earlier order and stayed the litigation pending resolution of the Hudson case, which is discussed above. On February 22, 2002, the trial court held a hearing regarding the stay in Edwards.

  On March 15, 2001, purported class action litigation was filed against Liberty in the United States District Court for the District of South Carolina (Hinton v. Liberty National Life Insurance Company, Civil Action No. 3-01-68078 19), containing allegations largely similar to the Moore case filed in the Federal District Court for the Northern District of Alabama. Liberty was described in the suit as successor in interest of New South Life Insurance Company (New South), an insurer acquired out of receivership by an entity which was subsequently acquired by Peninsular Life Insurance Company (Peninsular). In 1985, Liberty reinsured a block of insurance business from Peninsular, including business formerly written by New South. Liberty has requested indemnification in the Hinton litigation from Peninsular and its successors in interest. Liberty sought a writ of mandamus in Hinton from the Fourth Circuit Court of Appeals as well as a change of venue to consolidate the Hinton case with the Moore case currently pending in Federal District Court in Alabama. Both the change in venue and the writ of mandamus were denied. However, the South Carolina District Court issued an order inviting the parties to resubmit a motion for change of venue. Liberty National filed such a motion to transfer the case to the U.S. District Court for the Northern District of Alabama, which was granted by the South Carolina District Court on February 12, 2002.

  Another action with similar allegations to Moore, which also includes claims for race discrimination under 24 U.S.C. (S)(S)1981 and 1982, was filed against Liberty in U.S. District Court for the Northern District of Alabama on January 28, 2002 (Hull v. Liberty National Life Insurance Company, Civil Action No.:
CV-02-C-0219-W).

  On July 26, 2001, litigation was filed against Torchmark and three current members of Torchmark's Board of Directors in the United States District Court for the District of Kansas (Waddell & Reed Financial, Inc. v. Torchmark Corporation, Civil Action No. 01-2372-KHV). Plaintiffs assert that defendants engaged in a scheme to control and injure Waddell & Reed Financial after it was spun-off by Torchmark in November 1998, to interfere with the business relationship between a Waddell & Reed Financial subsidiary, Waddell & Reed, Inc. (W&R) and a Torchmark subsidiary, United Investors Life Insurance Company (UILIC), and to injure W&R Financial as well as asserting that one of the individual defendants sought to interfere with W&R Financial's relationship with the United Group of Mutual Funds. The litigation alleges RICO violations, breaches of fiduciary duty by the three individual defendants, knowing participation in such breaches of fiduciary duty by Torchmark and intentional interference with prospective business relations in connection with the relationship between W&R and UILIC. Plaintiffs seek actual, punitive and treble damages, interest, fees and costs under RICO of $29 million, $13.4 million plus punitive damages, interest and costs on the intentional interference allegations and a total of $58 million on the remaining two counts.

  Defendants filed a motion to abstain or, in the alternative, to dismiss the Kansas District Court litigation on August 22, 2001, citing pending litigation filed in Alabama state circuit court by Torchmark and its subsidiary, UILIC against W&R Financial and W&R involving an alleged agreement dealing with existing in-force UILIC variable annuity business marketed by W&R as well as the prior dismissal by the Kansas District Court of litigation originally filed by W&R against UILIC in Kansas state court involving such variable annuity business. Defendant's motion was denied but the Kansas District Court ruled that a judgment in the prior Alabama litigation would likely be res judicata as to the claims against Torchmark and one of the individual defendants in the current Kansas litigation. Trial of the Alabama state court litigation began February 19, 2002.

  On September 28, 2001, a shareholder derivative action was filed in the Circuit Court of Jefferson County, Alabama against Torchmark, two unaffiliated limited liability companies, and three individual defendants (Bomar v. Torchmark Corporation, Case No. CV 0105981). The derivative action arises from an October 1, 1999 transaction in which the three individual defendants (one of whom is a director and former Chairman of Torchmark and a second of whom is a former officer of a former real estate subsidiary of Torchmark) acting through two unaffiliated limited liability companies acquired the majority of the investment real estate of Torchmark together with other properties. Plaintiff alleges that, despite review and approval of the transaction by all independent and disinterested members of the Torchmark

Board of Directors, the transaction was procedurally and substantively unfair to Torchmark and resulted from the breach of fiduciary duties of loyalty owed to Torchmark by two of the above described individual defendants and the knowing participation of the third individual defendant in the alleged breach of fiduciary duty. Establishment of a constructive trust for such assets for the benefit of Torchmark and its shareholders, an accounting for profits and unspecified compensatory and punitive damages are sought.

  On October 16, 2001, defendant Torchmark filed a motion to dismiss and to stay discovery in the Bomar action, asserting plaintiff's lack of standing, failure to make a legally-required demand on the Board of Directors of Torchmark and failure to comply with certain Alabama Rules of Civil Procedure. On October 17, 2001, the Board of Directors created a special litigation committee comprised of two independent, disinterested directors to review and make determinations and a report with regard to the transactions involved in such suit. Defendant Torchmark's motion was amended on October 19, 2001 to include as further grounds for dismissal and stay the creation of that special litigation committee and the delegation of complete authority to said committee to review the transaction and determine whether prosecution of the Bomar action is in the interests of Torchmark and its shareholders and what action Torchmark should take with regard to the Bomar action. The committee, through its separately retained counsel, advised the Court that it concurred in Torchmark's motions. The plaintiff subsequently amended her complaint to delete the request for establishment of a constructive trust. A hearing on Torchmark's amended motion to dismiss and stay discovery was held November 13, 2001 and on November 26, 2001, the Circuit Court issued an order staying all proceedings in Bomar for 150 days during which the special litigation committee was charged with investigating, reviewing and analyzing the asserted claims, completing its written report and filing the same with the Circuit Court. The special litigation committee has obtained from Torchmark the documentary evidence it requested from the company and in February, 2002 commenced its witness interview process.

  On January 22, 2002, purported class action litigation was filed against Liberty and Torchmark in the Circuit Court of Choctaw County, Alabama on behalf of all persons who currently or in the past were insured under Liberty cancer policies which are no longer marketed regardless of whether such policies remain in force or have lapsed (Roberts v. Liberty National Life Insurance Company, Case No. CV-2002-009-B). Plaintiffs in this action purchased guaranteed renewable cancer policies wherein Liberty reserved the right to change premium rates. They allege that Liberty ceased marketing certain cancer policies-- "closed" the block of business, capping the potential pool of insureds and leading to increased premiums to the remaining insureds. They further allege that in instituting premium increases on cancer policies after the Robertson v. Liberty National Life Insurance Company class action settlement, Liberty misrepresented the reasons for such premium increases. This action asserts claims for breach of contract in implementing premium rate increases on a basis other than that set out in the policies, misrepresentation regarding the premium increases, fraud and suppression concerning the closed block of business and unjust enrichment. Unspecified compensatory and punitive damages, attorneys fees, costs and interest are sought by plaintiffs on behalf of the class.

          Item 4. Submission of Matters to a Vote of Security Holders

  No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2001.

                                    PART II

   Item 5. Market for the Registrant's Common Stock and Related Stockholder
                                    Matters

  The principal market in which Torchmark's common stock is traded is the New York Stock Exchange. There were 5,749 shareholders of record on December 31, 2001, excluding shareholder accounts held in nominee form. Information concerning restrictions on the ability of Torchmark's subsidiaries to transfer funds to Torchmark in the form of cash dividends is set forth in Note 16-- Shareholders' Equity in the Notes to Consolidated Financial Statements on page
69. The market prices and cash dividends paid by calendar quarter for the past two years are as follows:

                                       2001
                                   Market Price
                                   ------------
                                                                                       Dividends
         Quarter               High                         Low                        Per Share
         -------             --------                     --------                     ---------
            1                $38.8300                     $33.2500                      $ .0900
            2                 40.2100                      36.5700                        .0900
            3                 43.0500                      35.6000                        .0900
            4                 39.9500                      37.0300                        .0900

Year-end closing
price.................$39.3300

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

Year-end closing
price.................$38.4375

Item 6. Selected Financial Data

  The following information should be read in conjunction with Torchmark's Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:

          (Amounts in thousands except per share and percentage data)

                             2001         2000         1999         1998           1997
Year ended December 31,   -----------  -----------  -----------  -----------    -----------
Premium revenue:
 Life...................  $ 1,144,499  $ 1,082,125  $ 1,018,301  $   959,766    $   909,992
 Health.................    1,010,753      911,156      824,816      759,910        739,485
 Other .................       59,917       52,929       40,969       33,954         28,527
  Total.................    2,215,169    2,046,210    1,884,086    1,753,630      1,678,004
Net investment income...      491,830      472,426      447,337      459,558        429,116
Realized investment
 gains (losses).........       (2,432)      (5,322)    (110,971)     (57,637)       (36,979)
Total revenue...........    2,707,042    2,515,894    2,226,895    2,157,876      2,071,103
Net operating income(1).      392,510      365,292      341,167      324,315        273,730
Net income from
 continuing operations..      390,930      361,833      258,930      255,776        260,429
Net income..............      356,513      362,035      273,956      244,441        337,743
Annualized premium
 issued:
 Life...................      294,632      290,743      257,207      244,467        230,379
 Health.................      213,284      252,472      192,826      138,899        106,853
  Total.................      507,916      543,215      450,033      383,366        337,232
Per common share:
 Basic earnings:
  Net operating
   income(1)............         3.14         2.85         2.56         2.32           1.97
  Net income from
   continuing
   operations...........         3.12         2.83         1.95         1.83           1.87
  Net income............         2.85         2.83         2.06         1.75           2.43
 Diluted earnings:
  Net operating
   income(1)............         3.12         2.85         2.55         2.29           1.94
  Net income from
   continuing
   operations...........         3.11         2.82         1.93         1.81           1.84
  Net income............         2.83         2.82         2.04         1.73           2.39

 Cash dividends paid....         0.36         0.36         0.36         0.58           0.59
Return on average common
 equity, excluding
 effect of SFAS 115,
 Vesta earnings,
 discontinued
 operations, and
 nonrecurring charge(3).         16.1%        16.3%        16.2%        15.1%          18.2%
Basic average shares
 outstanding............      125,135      128,089      133,197      139,999        139,202
Diluted average shares
 outstanding............      125,861      128,353      133,986      141,352        141,431
--------------------------------------------------------------------------------------------
                             2001         2000         1999         1998           1997
As of December 31,        -----------  -----------  -----------  -----------    -----------
Cash and invested
 assets.................  $ 7,108,088  $ 6,506,292  $ 6,202,251  $ 6,417,511    $ 6,473,096
Total assets............   12,428,153   12,962,558   12,131,664   11,249,028     11,127,648
Short-term debt.........      204,037      329,148      418,394      355,392        347,152
Long-term debt..........      536,152      365,989      371,555      383,422        564,298
Shareholders' equity....    2,497,127    2,202,360    1,993,337    2,259,528      1,932,736
 Per common share ......        20.32        17.43        15.10        16.51          13.80
 Per common share
  excluding effect of
  SFAS 115..............        20.32        18.53        16.32        15.43          12.90
Annualized premium in
 force:
 Life...................    1,257,413    1,200,144    1,130,609    1,062,647(2)   1,007,379
 Health.................    1,042,643    1,004,299      884,358      796,863        762,052
  Total.................    2,300,056    2,204,443    2,014,967    1,859,510(2)   1,769,431
--------------------------------------------------------------------------------------------

(1) Net income from continuing operations, excluding realized investment gains (losses), the related adjustment to deferred acquisition costs, equity in Vesta earnings for periods prior to 1999, a one-time gain on the sale of equipment, and the nonrecurring charge.(3)
(2) Annualized life premium in force excludes $5.3 million representing the Family Service business sold in 1998.
(3) The nonrecurring charge relates to a marketing agreement discussed more fully on page 24 of this report.

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

  Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond Torchmark's control. If these estimates or assumptions prove to be incorrect, the actual results of Torchmark may differ materially from the forward-looking statements made on the basis of such estimates or assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, which may be national in scope, related to the insurance industry generally, or applicable to Torchmark specifically. Such events or developments could include, but are not necessarily limited to:

    1) Changing general economic conditions leading to unexpected changes in lapse rates and/or sales of Torchmark's policies;

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

    5) Changes in pricing competition;

    6) Litigation results;

    7) The inability of Torchmark to achieve the anticipated levels of administrative and operational efficiencies;

    8) Levels of mortality, morbidity, and utilization of healthcare services that differ from Torchmark's assumptions;

    9) The inability of Torchmark to obtain timely and appropriate premium rate increases for health insurance;

    10) The customer response to new products and marketing initiatives;

    11) Financial markets trends that affect sales of Torchmark's market-sensitive products; and

    12) Reported amounts in the financial statements which are based on management's estimates and judgements which may differ from the actual amounts ultimately realized.

Readers are also directed to consider other risks and uncertainties described in other documents filed by Torchmark with the Securities and Exchange Commission.

  The following discussion should be read in conjunction with the Selected Financial Data and Torchmark's Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

                             RESULTS OF OPERATIONS

  Summary of Operating Results. Torchmark's management computes a classification of income called "net operating income" and uses it to evaluate the operating performance of the company. It differs from net income as reported in the financial statements in that it excludes nonrecurring and nonoperating income or loss items. These items are removed because they distort comparability of Torchmark's core operations from period to period. Net operating income also excludes discontinued operations.

  The following items were excluded from net income as reported in Torchmark's financial statements in order to compute net operating income:

  1) Realized investment losses, net of tax;

  2) The nonrecurring loss from the redemption by Torchmark of its Monthly Income Preferred Securities (MIPS) and its debt in 2001 in the amount of $4.6 million net of tax and the gain from redemption of debt in 2000 of $.2 million net of tax;

  3) A one-time gain on the sale of equipment (included in other income) in the after-tax amount of $3.3 million in 1999;

  4) The effect of a required change in accounting principle which modified the accounting for an interest rate swap instrument, increasing net income in the after-tax amount of $16.1 million in 1999;

  5) The effect of the required change to a new accounting principle revising the method for valuing certain asset-backed security investments, which resulted in an after-tax charge of $26.6 million in 2001;

  6) A one-time charge relating to discontinued energy operations in 2001 in the amount of $3.3 million; and

  7) A tax incurred related to the spin off of Waddell & Reed, Inc. (Waddell & Reed) in 1999 in the amount of $1.1 million after tax.

The charge related to discontinued energy operations arose from litigation which was ongoing at the time of Torchmark's divestiture of energy activities in 1996. This litigation was settled during 2001 and resulted in the charge. More information concerning this matter is found in Note 18--Commitments and Contingencies beginning on page 73 of this report.


  Additionally, in 1999, Torchmark entered into a life insurance marketing arrangement with a third party, discussed more fully under the caption Life Insurance on page 24 of this report. This agreement contained certain cash guarantees to the third party which were substantially determined to not be recoverable by Torchmark based on test marketing results. Accordingly, Torchmark recorded a nonrecurring after-tax operating charge of $13 million, or $.10 per diluted share in 1999. Because this was an unusual one-time operating charge, net operating income has been presented before the charge in order to maintain year to year operating comparability.

  A reconciliation of net operating income to net income on a per diluted share basis is as follows:

                   Reconciliation of Per Share Net Operating
                         Income to Reported Net Income

                                                          2001   2000   1999
                                                          -----  -----  -----
   Net operating income before nonrecurring operating
    charge..............................................  $3.12  $2.85  $2.55
   Nonrecurring operating charge........................     --     --   (.10)
                                                          -----  -----  -----
    Net operating income................................   3.12   2.85   2.45
   Realized investment losses, net of tax...............   (.01)  (.03)  (.54)
   Gain on sale of equipment, net of tax................     --     --    .02
                                                          -----  -----  -----
    Net income from continuing operations...............   3.11   2.82   1.93
   Discontinued operations, net of tax..................   (.03)    --   (.01)
   Gain (loss) on redemption of MIPS and debt, net of
    tax.................................................   (.04)    --     --
   Changes in accounting principles, net of tax.........   (.21)    --    .12
                                                          -----  -----  -----
    Net income..........................................  $2.83  $2.82  $2.04
                                                          =====  =====  =====

  Net realized investment losses in 2001 were $1.6 million after tax, compared with $3.5 million after-tax in 2000. Realized investment losses in 1999 in the after-tax amount of $72 million included a $41 million after-tax loss from the sale of real estate and a $19 million after-tax loss from the sale of fixed maturities. Realized losses in 1999 also included a $12 million after-tax loss from the reduction in value of Torchmark's interest rate swap.

  The redemption of Torchmark's debt and MIPS are discussed under the caption Capital Resources beginning on page 33 of this report. The changes in accounting principles are discussed in Note 15--Changes in Accounting Principles in the Notes to Consolidated Financial Statements on page 68 of this report.

  Torchmark reports basic and diluted earnings per share. Basic earnings per share are based on the average shares outstanding during the period. Diluted earnings per share assume the exercise of Torchmark's employee stock options for which the exercise price was lower than the market price during the year and the impact that their exercise would have on shares outstanding. Diluted earnings per share differ from basic earnings per share in that they are influenced by changes in the market price of Torchmark stock and the number of options outstanding. Unless otherwise indicated, all references to per share data in this report are on the basis of diluted shares.

  A comparison of Torchmark's basic and diluted earnings per share is as follows:

                        Earnings and Earnings Per Share
           (Dollar amounts in thousands, except for per share data)

                                                       For the Year Ended
                                                          December 31,
                                                   --------------------------
                                                     2001     2000     1999
                                                   -------- -------- --------
   Net operating income before nonrecurring
    charge:
    Amount........................................ $392,510 $365,292 $341,167
    Per Share:
     Basic........................................     3.14     2.85     2.56
     Diluted......................................     3.12     2.85     2.55

   Net operating income:
    Amount........................................  392,510  365,292  327,744
    Per Share:
     Basic........................................     3.14     2.85     2.46
     Diluted......................................     3.12     2.85     2.45

   Net income:
    Amount........................................  356,513  362,035  273,956
    Per Share:
     Basic........................................     2.85     2.83     2.06
     Diluted......................................     2.83     2.82     2.04

  Total revenues were $2.71 billion in 2001, an 8% increase over 2000 revenues of $2.52 billion. Revenues rose 13% in 2000 over 1999 revenues of $2.23 billion. After adjustment for realized investment losses in each year, revenues grew 7% to $2.71 billion in 2001 from $2.52 billion in 2000. They increased 8% in 2000 over the prior year. Total premium rose $169 million, or 8%, to $2.22 billion in 2001. Total premium increased 9% in 2000 to $2.05 billion. Life insurance premium grew 6% in 2001 to $1.14 billion, an increase of $62 million. Health premium in 2001 rose 11% to $1.01 billion, an increase of $100 million. Net investment income increased $19 million, or 4%, in 2001 to $492 million. Life premium increased 6% to $1.08 billion and health premium grew 10% to $911 million in 2000. Net investment income rose 6% in 2000 to $472 million.

   Other operating expenses, which consist of insurance administrative expenses and expenses of the parent company, were $129 million in 2001, compared with $121 million in 2000 and $115 million in 1999. Other operating expenses as a percentage of revenues, excluding realized losses, declined in each period and were 4.77% in 2001, 4.81% in 2000, and 4.93% in 1999. The components of Torchmark's revenues and operations are described in more detail in the discussion of Insurance and Investment segments found on pages 20 through 32 of this report.

  The following table is a summary of Torchmark's net operating income. Insurance underwriting income is defined by Torchmark management as premium income less net policy obligations, commissions, acquisition expenses, and insurance administrative expenses plus other income. Excess investment income is defined as tax-equivalent net investment income reduced by the interest credited to net policy liabilities and financing costs. Financing costs include the interest on Torchmark's debt and the dividends on its MIPS and Trust Preferred Securities, less the reduction in financing costs effected by interest rate swaps on certain of these instruments.

                        Summary of Net Operating Income
              (Dollar amounts in thousands except per share data)

                                 2001             2000              1999
                            ---------------  ----------------  ----------------
                                      % of              % of              % of
                             Amount   Total   Amount    Total   Amount    Total
                            --------  -----  ---------  -----  ---------  -----
Insurance underwriting in-
 come before other
 income, administrative
 expenses, and
 nonrecurring charge:
  Life....................  $283,392   58.7% $ 270,663   58.5% $ 263,269   60.5%
  Health..................   173,458   36.0    161,116   34.8    144,632   33.3
  Annuity.................    25,696    5.3     30,959    6.7     26,831    6.2
                            --------  -----  ---------  -----  ---------  -----
 Total ...................   482,546  100.0%   462,738  100.0%   434,732  100.0%
                                      =====             =====             =====
 Other income.............     4,391             4,650             3,348
 Administrative expenses..  (119,038)         (111,817)         (104,903)
                            --------         ---------         ---------
Insurance underwriting in-
 come.....................   367,899           355,571           333,177

Excess investment income
 (tax equivalent basis)...   255,545           226,986           215,387
Corporate expense.........   (10,104)           (9,369)          (10,166)
Goodwill amortization.....   (12,075)          (12,075)          (12,075)
Tax equivalency
 adjustment...............    (4,377)           (8,655)          (11,487)
                            --------         ---------         ---------
 Pretax net operating
  income..................   596,888           552,458           514,836
Income tax................  (204,378)         (187,166)         (173,669)
                            --------         ---------         ---------
 Net operating income
  before nonrecurring
  charge..................   392,510           365,292           341,167
Nonrecurring charge, net
 of tax...................       -0-               -0-           (13,423)
                            --------         ---------         ---------
 Net operating income.....  $392,510         $ 365,292         $ 327,744
                            ========         =========         =========
 Net operating income
  before nonrecurring
  charge per diluted
  share...................  $   3.12         $    2.85         $    2.55
                            ========         =========         =========
 Net operating income per
  diluted share...........  $   3.12         $    2.85         $    2.45
                            ========         =========         =========

  On a per share basis, Torchmark's net operating income before nonrecurring charge grew 9% in 2001 and 12% in 2000. In dollar amounts, Torchmark's net operating income before nonrecurring charge rose 7% in both periods. Per share growth exceeded growth in the dollar amounts as a result of share buybacks in both periods. Contributing to the growth in net operating income were gains in insurance underwriting income and excess investment income. Insurance underwriting income grew 3% in 2001 to $368 million, after having increased 7% in 2000. Excess investment income also grew in both periods. The 13% increase in 2001 excess investment income was due primarily to the decrease in financing costs brought about by the lower interest rate environment in 2001 and debt refinancings during the year. The 2000 increase of 5% in excess investment income was a result of the 6% growth in net investment income. Refer to the discussion of Investments on page 29 and Capital Resources on page 33 of this report. Torchmark's core operations are segmented into insurance underwriting operations and investment operations. Insurance underwriting operations are further segmented into life insurance, health insurance, and annuity product groups. A detailed discussion of each of Torchmark's segments follows.

  Life insurance. Life insurance is Torchmark's largest segment in terms of revenue, with life premium representing 52% of total premium in 2001 and with life underwriting income before other income and administrative expense representing 59% of the total in 2001.

  Life insurance premium rose 6% in 2001 to $1.14 billion from $1.08 billion in 2000. Life premium increased 6% in 2000 from $1.02 billion. Sales of life insurance, in terms of annualized premium, were $295 million in 2001, increasing 1% over 2000 sales of $291 million. This compares with 13% growth in 2000 sales over 1999 sales of $257 million. Annualized premium in force is often indicative of future premium income over the near term. Annualized life premium in force was $1.26 billion at December 31, 2001, compared with $1.20 billion at 2000 year end, an increase of 5%. Annualized premium in force grew 6% in 2000 from $1.13 billion at year-end 1999. Annualized premium in force and issued data includes amounts collected on certain interest-sensitive life products which are not recorded as premium income but excludes single-premium income and policy account charges.

  Life insurance products are marketed through a variety of distribution channels. The following table presents life insurance premium by distribution method during each of the three years ended December 31, 2001.

                                LIFE INSURANCE
                        Premium by Distribution Method
                         (Dollar amounts in thousands)

                                 2001              2000              1999
                           ----------------  ----------------  ----------------
                                      % of              % of              % of
                             Amount   Total    Amount   Total    Amount   Total
                           ---------- -----  ---------- -----  ---------- -----
Liberty National Exclu-
 sive Agency.............  $  297,223  26.0% $  294,197  27.2% $  288,330  28.3%
Direct Response..........     289,097  25.3     267,899  24.7     245,824  24.1
American Income Exclusive
 Agency..................     246,690  21.5     231,149  21.4     217,367  21.3
United American
 Independent Agency......      47,415   4.1      42,305   3.9      37,375   3.7
United American Branch
 Office Agency...........      19,255   1.7      19,393   1.8      19,318   1.9
Other....................     244,819  21.4     227,182  21.0     210,087  20.7
                           ---------- -----  ---------- -----  ---------- -----
                           $1,144,499 100.0% $1,082,125 100.0% $1,018,301 100.0%
                           ========== =====  ========== =====  ========== =====

  Direct Response marketing is conducted through direct mail, co-op mailings, television and consumer magazine advertising, and direct mail solicitations endorsed by groups, unions and associations. This group markets a line of life products primarily to juveniles, their parents, and other adults over age 50 with face amounts of around $13,500 on average. In addition to life insurance marketing, the Direct Response operation has promoted growth in some of Torchmark's agent-based distribution channels through marketing support. This support includes providing sales leads and assisting in agent recruiting and has contributed indirectly to the growth in premium in other Torchmark distribution agencies. The Direct Response operation is characterized by lower acquisition costs than Torchmark's agency-based marketing systems. It accounted for over 25% of Torchmark's life insurance premium during 2001. Direct Response life premium rose 8% in 2001 to $289 million. Direct Response life premium was $268 million in 2000, increasing 9% over 1999 premium of $246 million.

  Direct Response annualized life premium in force rose 7% to $326 million at December 31, 2001 from $306 million a year earlier. At December 31, 2001, Direct Response life annualized premium in force was 26% of Torchmark's total, the largest of any component distribution group. Direct Response life insurance annualized premium in force grew 8% in 2000.

  Sales of life insurance in terms of annualized premium issued for the Direct Response group were $112 million in 2001. These sales represented a slight decline from $113 million in 2000. In early 2001, Torchmark discontinued certain products in the Direct Response market in order to focus on sales of more profitable business. The discontinuing of sales of these products resulted in the flattening of 2001 sales. Annualized premium sold in 2000 by the Direct Response operation increased 18% over 1999 sales of $96 million, due in part to a higher average premium per policy issued. The annualized life premium issued by the Direct Response group represented 38% of Torchmark's total life sales in 2001.

  The Liberty National Exclusive Agency distribution system markets primarily to middle income markets in several southeastern states. It represented Torchmark's largest contribution to life insurance premium income in each of the three years presented, although its proportion of the total has declined in each successive year. Liberty's life premium rose 1% in 2001 to $297 million, representing 26% of Torchmark's total life premium. Life premium in 2000 was $294 million, an increase of 2% over the prior year. The annualized life premium in force of the Liberty Agency was $315 million at year-end 2001, compared with $312 million and $307 million at year-ends 2000 and 1999, respectively. Liberty's annualized life premium in force represented 25% of total life annualized premium in force at December 31, 2001. Life premium sales for this agency, in terms of annualized premium issued, grew 2% during 2001 to $55 million, compared with 4% growth in 2000. Sales growth in the Liberty Agency is largely attributable to growth in the number of agents. Liberty's agent count increased 7% from 1,902 at year-end 1999 to 2,032 at year-end 2000, and then further increased another 6% in 2001 to 2,162 agents. Ongoing agent recruitment efforts and training programs, which help to improve agent retention, have been responsible for the growth in this agency. Management believes that the continued recruiting of new agents and the retention of productive agents are critical to the continued growth of sales in controlled agency distribution systems.

  The American Income Exclusive Agency is a distribution system that focuses on members of labor unions, credit unions, and other associations for its life insurance sales. It is a high profit margin business characterized by lower policy obligation ratios. This agency was Torchmark's fastest growing agency during 2001, accounting for the largest growth in both life sales and annualized life premium in force among Torchmark's distribution methods. Annualized life premium in force was $266 million at year-end 2001, an increase of 8% over 2000 premium in force of $245 million. Annualized life premium in force rose 6% in 2000. Sales, in terms of annualized premium issued, rose 17% in 2001 to $66 million, compared with an increase of 5% in 2000 to $57 million. This increase was 1% in 1999. The turnaround in sales for this agency over the last three years was a result of the growth in the number of agents. Prior to and during early 1999, this agency had suffered significant declines in its agent count. At December 31, 1998, there were 1,222 American Income agents. However, changes in American Income's marketing organization were implemented in 1999 to reverse the decline in the number of agents. As a result, this agency has grown steadily since mid-1999. While an overall decline in agent count occurred in the year 1999 to 1,197 agents because of agent losses early in that year, the agent count rose 13% in 2000 to 1,352 agents and further grew 31% in 2001 to 1,768 agents. American Income's marketing organization continues to implement efforts to improve agent recruiting, retention, and productivity in order to increase the size of this agency. The American Income Agency contributed $247 million of life insurance premium during 2001, representing 22% of Torchmark's total. The 2001 premium increased 7% over 2000 premium of $231 million, which in turn rose 6% over the prior year.

  The United American Independent and Branch Office Agencies together represented about 6% of Torchmark's total life premium in 2001. On a combined basis, life premium rose 8% to $67 million in 2001 after a 9% increase in 2000 from $57 million to $62 million. Annualized life premium issued in 2001 was $29 million, compared with $30 million in 2000. In 2000, these issues had increased 63% over 1999 issues of $19 million. Annualized life premium in force in 2001 was flat with the prior year at $75 million but rose 14% in 2000 from $65 million.

  Torchmark's Other life insurance distribution system consists of its Military Agency, United Investors Agency, and other small miscellaneous sales agencies. Torchmark's Military Agency consists of a nationwide independent agency whose sales force is comprised of former commissioned and noncommissioned military officers who sell exclusively to commissioned and noncommissioned military officers and their families. This business consists of whole life products with term insurance riders and is characterized by low lapse rates. The United Investors Agency is comprised of several independent agencies. Prior to 2001, United Investors' distribution was primarily through the sales representatives of a former Torchmark subsidiary, Waddell & Reed. Torchmark spun off Waddell & Reed in 1998, and United Investors terminated the Waddell & Reed agency contract in 2001. However, some Waddell & Reed agents have obtained personal appointments with United Investors in order to continue to sell United Investors' life products. Life premium income from the Other distribution category grew 8% to $245 million in 2001 and also 8% to $227 million in 2000. Life premium income from the Other group accounted for 21% of Torchmark's total life insurance premium income in the year 2001. Annualized life premium in force grew 5% in 2001 to $275 million, after having increased 8% to $262 million in 2000. A major factor in the growth of premium income and in-force premium relates to the high persistency associated with the Military business. Annualized premium sold during 2001 in the Other distribution category was $32 million, a decline from both 2000 and 1999 sales which were $37 million in each year.

  In addition to life insurance sales, this distribution system has also engaged in the production of variable life collections. In 2001, collections were $34 million, compared with 2000 collections of $41 million, a decline of 18%. In 2000, these collections rose 28% over the prior year. Although variable life collections are not included in premium in force data, they are indicative of growth in the variable life account balance. Indirectly, they add to premium revenue through the policy account charges for insurance coverage and administration as the account balance grows. At December 31, 2001, the variable life account balance was $147 million. The following table summarizes selected variable life insurance information.

                                                       Selected Variable Life
                                                                Data
                                                     --------------------------
                                                       2001     2000     1999
                                                     -------- -------- --------
                                                         (Dollar amounts in
                                                             thousands)
Variable life collections during the year........... $ 33,961 $ 41,465 $ 32,428
Variable life deposit balance at year end...........  146,547  157,800  138,752

                                LIFE INSURANCE
                              Summary of Results
                         (Dollar amounts in thousands)

                                2001                2000                1999
                         ------------------- ------------------- -------------------
                                      % of                % of                % of
                           Amount    Premium   Amount    Premium   Amount    Premium
                         ----------  ------- ----------  ------- ----------  -------
Premium and policy
 charges................ $1,144,499   100.0% $1,082,125   100.0% $1,018,301   100.0%

Policy obligations......    754,193    65.9     711,833    65.8     666,122    65.4
Required interest on
 reserves...............   (263,748)  (23.0)   (246,989)  (22.8)   (229,287)  (22.5)
                         ----------   -----  ----------   -----  ----------   -----
 Net policy obligations.    490,445    42.9     464,844    43.0     436,835    42.9

Commissions and premium
 taxes..................     63,949     5.5      59,754     5.5      56,341     5.5
Amortization of
 acquisition costs......    201,322    17.6     188,268    17.4     170,444    16.7
Required interest on
 deferred acquisition
 costs..................    105,391     9.2      98,596     9.1      91,412     9.0
                         ----------   -----  ----------   -----  ----------   -----
 Total expense..........    861,107    75.2     811,462    75.0     755,032    74.1
                         ----------   -----  ----------   -----  ----------   -----
Insurance underwriting
 income before other
 income, administrative
 expenses and
 nonrecurring charge....    283,392    24.8%    270,663    25.0%    263,269    25.9%
                                      =====               =====               =====
Nonrecurring charge.....        -0-                 -0-             (20,650)
                         ----------          ----------          ----------
Insurance underwriting
 income before other
 income and
 administrative
 expenses............... $  283,392          $  270,663          $  242,619
                         ==========          ==========          ==========


  In the third quarter of 1999, Reader's Digest Association and Torchmark entered into an agreement to market Torchmark life insurance products to certain Reader's Digest customers. These products were marketed through Torchmark's Direct Response operation, and required Torchmark to guarantee specified compensation to Reader's Digest, regardless of marketing success. Test marketing began in the fourth quarter of 1999. The less than favorable results from these tests indicated that it would be unlikely that Torchmark would recover the full amount of compensation guaranteed to Reader's Digest under the terms of the agreement. As a result, Torchmark recorded a nonrecurring operating charge of $21 million in 1999. This charge represented $13 million after tax or $.10 per diluted share. During 2001 and 2000, Torchmark maintained its relationship with Reader's Digest and continued to use its subscriber lists in selective marketing of Torchmark insurance products. However, Torchmark only incurred its normal solicitation costs on this business and had no further costs related to the guaranteed compensation. Torchmark terminated its relationship with Readers Digest in 2002.

  Life insurance gross margins have been presented in the above table to remove the effect of the 1999 nonrecurring charge, which distort comparisons. Excluding this charge, gross margins, as indicated by insurance underwriting income before other income and administrative expense, increased 5% in 2001 to $283 million after having risen 3% in 2000 to $271 million. As a percentage of life insurance premium, life insurance gross margins were 25% in both 2001 and 2000, but declined from 26% in 1999. One factor in the decline in both 2001 and 2000 is the reduction in underwriting income margins for Direct Response. As a percentage of premium, Direct Response underwriting income was 24.9% in 2001, compared with 26.3% in 2000 and 27.9% in 1999. As previously discussed, efforts are underway to discontinue the marketing of lower-margin Direct Response business.

  Health Insurance. Torchmark markets its supplemental health insurance products through a number of distribution channels. The following table indicates health insurance premium income by distribution method during each of the three years ended December 31, 2001.

                               HEALTH INSURANCE
                        Premium by Distribution Method
                         (Dollar amounts in thousands)

                                     2001             2000            1999
                               ----------------  --------------  --------------
                                          % of            % of            % of
                                 Amount   Total   Amount  Total   Amount  Total
                               ---------- -----  -------- -----  -------- -----
United American Independent
 Agency......................  $  464,100  45.9% $442,370  48.6% $427,023  51.8%
United American Branch Office
 Agency......................     323,159  32.0   254,267  27.9   194,594  23.6
Liberty National Exclusive
 Agency......................     155,886  15.4   151,363  16.6   143,857  17.4
American Income Exclusive
 Agency......................      49,835   4.9    48,296   5.3    47,564   5.8
Direct Response..............      17,773   1.8    14,860   1.6    11,778   1.4
                               ---------- -----  -------- -----  -------- -----
                               $1,010,753 100.0% $911,156 100.0% $824,816 100.0%
                               ========== =====  ======== =====  ======== =====

  Health products sold by Torchmark insurance companies include Medicare Supplement, cancer, long-term care, and other under-age-65 limited-benefit supplemental medical and hospitalization products. As a percentage of annualized health premium in force at December 31, 2001, Medicare Supplement accounted for 73% and cancer 16%. The table below presents Torchmark's health insurance annualized premium in force by major product category at December 31, 2001 and for the two preceding years.

                               HEALTH INSURANCE
                    Annualized Premium in Force by Product
                         (Dollar amounts in thousands)

                                               December 31,
                             --------------------------------------------------
                                   2001              2000             1999
                             ----------------  ----------------  --------------
                                        % of              % of            % of
                               Amount   Total    Amount   Total   Amount  Total
                             ---------- -----  ---------- -----  -------- -----
Medicare Supplement.........   $760,848  73.0% $  728,918  72.6% $630,915  71.3%
Cancer......................    169,341  16.2     169,013  16.8   153,777  17.4
Other.......................    112,454  10.8     106,368  10.6    99,666  11.3
                             ---------- -----  ---------- -----  -------- -----
  Total..................... $1,042,643 100.0% $1,004,299 100.0% $884,358 100.0%
                             ========== =====  ========== =====  ======== =====

  Premium for the health insurance segment increased 11% to $1.01 billion in 2001, exceeding the $1 billion milestone in health premium income for the first time. Health premium grew 10% to $911 million in 2000 and 9% to $825 million in 1999. Annualized health premium in force grew 4% to $1.04 billion at December 31, 2001 over the previous year-end balance of $1.00 billion. Health premium in force rose 14% during 2000. Sales of health insurance, in terms of annualized premium issued, declined 16% in 2001 to $213 million, after having increased 31% in 2000 to $252 million. Health sales in 1999 rose 39% to $193 million. The fluctuations in health sales are largely attributable to Medicare Supplement sales in each period.

  Medicare Supplement insurance is sold primarily by the United American Branch Office Agency and the United American Independent Agency. Health sales in both agencies grew significantly in 1999 and 2000, but declined in 2001. The Branch Office Agency sold $103 million in annualized health premium in 1999, $145 million in 2000, and $116 million in 2001. These sales represent a 60% increase in 1999 and a 41% increase in 2000, but a decline of 20% in 2001. The United American Independent Agency had health annualized premium issued of $68 million, $85 million, and $74 million in each of the years 1999, 2000, and 2001, respectively. These sales represented increases of 35% and 25% in 1999 and 2000, respectively, but a reduction of 14% in 2001 from the prior year. There are two major factors which contributed to these fluctuations in Medicare Supplement sales. First, sales in recent years have been positively affected by the involuntary terminations of Medicare Health Maintenance Organization (HMO) members, causing these terminated members, or disenrollees, to seek Medicare Supplement coverage. In 2000, the number of disenrollees reached an unprecedented level. In 2001, however, these terminations were approximately half of those of the prior year. Second, Medicare Supplement sales faced increased premium rate pressure from competition in some markets as Torchmark implemented premium rate increases on its Medicare Supplement policies more timely than some competitors. Rate increases are required to offset health cost inflation. In addition to the increased competition, the number of producing agents at the United American Branch Office Agency declined in 2001 as agents in some markets left for easier sales at those competitors whose Medicare Supplement products were priced lower than Torchmark's. Prior to 2001, this agency had experienced rapid growth in appointed agents, which contributed greatly to the growth in sales in these periods. At the end of 2001, however, the number of producing agents was 1,644. Producing agents are those who have had a sale. Management believes that these competitive pressures will subside as competitors obtain rate increases; however, sales of Medicare Supplements during 2002 are expected to be somewhat less than for 2001 because new agents need to be recruited and trained, and fewer HMO disenrollees are expected.

   Although sales declined in 2001, Medicare Supplement annualized premium in force at December 31, 2001 rose 4% to $761 million from $729 million at the end of 2000. Medicare Supplement annualized premium increased 16% in 2000.

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

  At one time, the primary competition for Medicare Supplement sales came from Medicare HMOs, the managed care alternative to traditional fee-for-service Medicare which eliminated the need for a supplemental policy. However, in the last few years, growing public dissatisfaction with managed care, increased medical cost inflation and increased Federal Government regulatory pressures on Medicare HMO's have caused a number of HMO's to withdraw from the market, reducing that competition. Other regulatory issues continue to affect the Medicare Supplement market. Medical cost inflation and changes to the Medicare program cause the need for annual rate increases, which generally require state insurance department approval. In addition, Congress and the Federal Administration have begun studying ways to restructure the Medicare program. Therefore, it is likely that changes will be made to the Medicare program at sometime in the future. However, it appears that there will continue to be an important role for private insurers in helping senior citizens cover their healthcare costs. As a result, Medicare Supplements should continue as a popular product for senior-age consumers.

  Cancer insurance premium in force was flat in 2001 at $169 million, compared with 10% growth in 2000 and 6% growth in 1999. Sales of this product rose 7% in 2001 to $11 million after having declined in 2000 to $10 million from $11 million of 1999 sales. A portion of the growth in cancer annualized premium in force has been attributable to premium rate increases to offset increased health care costs. Cancer insurance products are sold primarily by the Liberty National Exclusive Agency. This agency represented 86% of Torchmark's total cancer annualized premium in force at December 31, 2001.

  Annualized premium in force for other health products grew 6% in 2001 to $112 million, after rising 7% in 2000 to $106 million. Other health sales rose 7% in 2001 to $44 million, after having increased 38% in 2000.

                               HEALTH INSURANCE
                              Summary of Results
                         (Dollar amounts in thousands)

                                2001               2000              1999
                         ------------------- ----------------- -----------------
                                      % of              % of              % of
                           Amount    Premium  Amount   Premium  Amount   Premium
                         ----------  ------- --------  ------- --------  -------
Premium................. $1,010,753   100.0% $911,156   100.0% $824,816   100.0%
Policy obligations......    663,908    65.7   591,022    64.9   535,901    65.0
Required interest on
 reserves...............    (14,911)   (1.5)  (15,736)   (1.7)  (17,383)   (2.1)
                         ----------   -----  --------   -----  --------   -----
Net policy obligations..    648,997    64.2   575,286    63.2   518,518    62.9
Commissions and premium
 taxes..................     99,047     9.8    91,069    10.0    84,913    10.3
Amortization of
 acquisition costs......     71,913     7.1    68,778     7.5    64,046     7.8
Required interest on
 deferred acquisition
 costs..................     17,338     1.7    14,907     1.6    12,707     1.5
                         ----------   -----  --------   -----  --------   -----
 Total expense..........    837,295    82.8   750,040    82.3   680,184    82.5
                         ----------   -----  --------   -----  --------   -----
Insurance underwriting
 income before other
 income and
 administrative
 expenses............... $  173,458    17.2% $161,116    17.7% $144,632    17.5%
                         ==========   =====  ========   =====  ========   =====

  Health insurance underwriting income before other income and administrative expense rose 8% in 2001 to $173 million, after having increased 11% in 2000. As a percentage of premium, underwriting income before other income and administrative expense remained somewhat steady throughout the three-year period ending in 2001, rising slightly in 2000 and declining slightly in 2001. Medicare Supplement margins are restrained by the federally mandated minimum loss ratio of 65%. Cancer product obligation ratios have increased in recent years primarily due to higher loss ratios experienced on a closed block of business. Management has actively sought timely and adequate premium rate increases from regulatory authorities to offset these cost increases and to maintain margins on this business.

  Annuities. Annuity products are marketed by Torchmark to service a variety of needs, including retirement income and long-term, tax-deferred growth opportunities. Prior to 2001, Torchmark's annuities were sold primarily by the Waddell & Reed sales force, which marketed United Investors annuities and other products under a marketing agreement. In 2000, this sales force collected 96% of Torchmark's total annuity collections. Effective April 30, 2001, Torchmark terminated the marketing agreement providing for the sale of Torchmark's variable annuities by the Waddell & Reed sales force. Waddell & Reed was a former subsidiary of Torchmark which was spun off in 1998 and is no longer affiliated. In addition to no longer marketing United Investors' products, Waddell & Reed has been replacing United Investors' products with those of another carrier. As a result, Torchmark has experienced declines in annuity sales and deposit balances. A successor underwriter to market the variable annuity products of United Investors was appointed effective May 1, 2001. While Torchmark is now distributing variable annuities through other broker-dealers, it does not expect to emphasize the growth of this product line in the future.

  In addition to the annuities marketed by the United Investors Agency, a small amount of fixed annuities are sold by the United American Independent Agency and the Liberty National Agency.

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

  Annuity premium is added to the annuity account balance as a deposit and is not reflected in income. Revenues on both fixed and variable annuities are derived from charges to the annuity account balances for insurance risk, administration, and surrender, depending on the structure of the contract. Variable accounts are also charged an investment fee and a sales charge. Torchmark benefits to the extent these policy charges exceed actual costs and, on fixed annuity policies, to the extent actual investment income exceeds the investment income which is credited to the policy.

  The following table presents the annuity account balance at each year end and the annuity collections for each year for both fixed and variable annuities.

                            Annuity Deposit Balances     Annuity Collections
                           -------------------------- --------------------------
                               (Dollar amounts in         (Dollar amounts in
                                   millions)                  thousands)
                             2001     2000     1999     2001     2000     1999
                           -------- -------- -------- -------- -------- --------
Fixed..................... $  609.6 $  661.6 $  677.5 $ 33,461 $ 41,617 $ 71,696
Variable..................  2,355.7  3,583.6  3,274.9  111,768  608,251  392,769
                           -------- -------- -------- -------- -------- --------
 Total.................... $2,965.3 $4,245.2 $3,952.4 $145,229 $649,868 $464,465
                           ======== ======== ======== ======== ======== ========

  Collections of fixed annuity premium were $33 million in 2001, compared with $42 million in 2000, a 20% decrease. Fixed annuity premium collections declined 42% in 2000 from $72 million in 1999. The fixed annuity deposit balance declined 8% to $610 million at year-end 2001 from $662 million at year-end 2000. It declined 2% in the prior year from $677 million at year-end 1999. Torchmark has experienced weaker sales as a result of the reduced sales force and its reduced emphasis of these products. Lower interest rates have also been a factor in the reduced collections as alternative investments and other products have become more attractive.

  Variable annuity collections declined 82% in 2001 to $112 million from $608 million in the prior year. Variable collections rose 55% from $393 million in 1999. The variable annuity account balance declined 34% in 2001 to $2.4 billion at December 31, 2001 from $3.6 billion at December 31, 2000. It increased 9% in 2000 from $3.3 billion at December 31, 1999. The introduction of a new product in 2000 had a positive influence on sales of variable annuities in spite of market weakness in that year. However, the loss of the Waddell & Reed sales force as well as weaker financial markets are believed to have been the primary cause of the decline in variable annuity sales in 2001, with replacement activity by Waddell & Reed and the weaker markets contributing greatly to the decline in the variable annuity deposit balance. Variable accounts are valued based on the market values of the underlying securities.

                                   ANNUITIES
                              Summary of Results
                         (Dollar amounts in thousands)

                                                       2001      2000      1999
                                                     --------  --------  --------
   Policy charges..................................  $ 59,917  $ 52,929  $ 40,969
   Policy obligations..............................    36,535    36,627    34,524
   Required interest on reserves...................   (42,604)  (42,688)  (40,991)
                                                     --------  --------  --------
     Net policy obligations........................    (6,069)   (6,061)   (6,467)
   Commissions and premium taxes...................     2,381     2,116       759
   Amortization of acquisition costs...............    28,558    17,791    13,310
   Required interest on deferred acquisition costs.     9,351     8,124     6,536
                                                     --------  --------  --------
     Total expense.................................    34,221    21,970    14,138
                                                     --------  --------  --------
   Insurance
    underwriting income before other income
    and administrative expenses....................  $ 25,696  $ 30,959  $ 26,831
                                                     ========  ========  ========

  Annuity underwriting income before other income and administrative expense was $26 million in 2001, declining 17% from $31 million in 2000. The decline in 2001 is a result of the increased amortization of deferred acquisition costs caused by the increased surrender activity. Underwriting income rose 15% from $27 million in 1999. Policy charges have risen in each period, increasing 13% in 2001 and 29% in 2000. Growth in policy charges is primarily related to the growth in the size of the annuity account balance. Growth in deposit balances accounted for the growth in charges in 2000. However, in 2001, the decline in policy charges related to the asset balance were more than offset by increased surrender charges.

  Investments. The following table summarizes Torchmark's investment income and excess investment income.

                     Analysis of Excess Investment Income
                         (Dollar amounts in thousands)

                                              2001        2000        1999
                                           ----------  ----------  ----------
   Net investment income.................. $  491,830  $  472,426   $ 447,337
   Tax equivalency adjustment.............      4,377       8,655      11,487
                                           ----------  ----------  ----------
    Tax equivalent investment income......    496,207     481,081     458,824
   Required interest on net insurance
    policy liabilities:
    Interest on reserves..................   (321,263)   (305,413)   (287,661)
    Interest on deferred acquisition
     costs................................    132,080     121,627     110,655
                                           ----------  ----------  ----------
      Net required........................   (189,183)   (183,786)   (177,006)
   Financing costs........................    (51,479)    (70,309)    (66,431)
                                           ----------  ----------  ----------
   Excess investment income............... $  255,545  $  226,986  $  215,387
                                           ==========  ==========  ==========
   Mean invested assets (at amortized
    cost)................................. $6,921,118  $6,581,601  $6,319,465
   Average net insurance policy
    liabilities...........................  3,228,005   3,129,892   3,066,351
   Average debt (including preferred
    securities)...........................    849,162     924,729     965,728

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

  Net investment income grew 4% to $492 million in 2001. In 2000, net investment income increased 6% to $472 million after having declined 3% in 1999. On a tax-equivalent basis, in which the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities, investment income rose 3% in 2001, after increasing 5% in 2000 and declining 3% in 1999. The 2001 increase was caused by the growth in mean invested assets, which rose 5% during the year to $6.9 billion. Mean invested assets are computed on the basis of book value. Average yield on the portfolio declined approximately 7 basis points during 2001 to 7.11%, as rates have generally declined on investments acquired during this period. This decline in yield partially offset the benefit to net investment income from the larger asset base. The 2000 increase in investment income resulted from a combination of the growth in mean invested assets and an increase in yield. Mean invested assets rose 4% to $6.6 billion in 2000 over the prior year. Higher interest rates in financial markets caused yields on the portfolio to rise 10 basis points in 2000 to 7.18%. New cash flow was invested primarily in taxable fixed maturities in both 2001 and 2000. The mean fixed maturity balance rose $381 million or 7% to $6.1 billion in 2000 and $253 million or 4% in 2001. The growth in mean invested assets was achieved in both 2001 and 2000 even though $303 million and $147 million were used to buy Torchmark stock in 2001 and 2000, respectively. Additionally, $95 million was used to pay down long and short-term debt in 2000.

  Excess investment income increased 13% in 2001 after having increased 5% in both 2000 and 1999. Because of the effect of repurchases of Torchmark stock, excess investment income on a per share basis increased 15% in 2001 and 10% in 2000. The 2001 growth in excess investment income of $29 million was due in large part to the reductions in financing costs brought about through the lower interest rate environment and the call of the MIPS during the year. The increase in tax-equivalent investment income due to the growth in the invested asset base was also a contributing factor. The 5% increase in excess investment income in 2000 correlated closely with the change in tax-equivalent investment income for the same period.

  During 1999, Torchmark entered into two transactions to dispose of the majority of its investment real estate. Torchmark had previously determined to divest itself of investment real estate operations because yields obtained on alternative investments such as fixed maturities were significantly greater. Total consideration for the combined transactions was $123 million of which $111 million was cash. The real estate dispositions resulted in an after-tax loss of $41 million. After the sales, Torchmark retained $16 million in investment real estate, of which $8 million was represented by properties partially occupied by Torchmark subsidiaries. At December 31, 2001, Torchmark held $14 million in investment real estate.

  One of the transactions involved sales to Elgin Development Company and other investors for total consideration of $97.4 million, of which $85 million was cash and the balance was in a ten-year 8% collateralized note. Torchmark's loss associated with this transaction was $10 million after tax. At the time of the transaction, the Chairman of the Executive Committee of Torchmark was a one-third investor in Elgin Development Company. His total investment in Elgin Development was approximately $1.5 million. The outstanding balance of the collateralized note with Elgin Development Company was $10.5 million at December 31, 2001. For more information on this matter refer to Transactions with Related Parties on page 37 of this report.

  During 2001, Torchmark adopted a new accounting principle, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets (EITF 99-20), which changed the method of accounting for certain of its asset-backed securities. As a result of the requirements of the new principle, Torchmark wrote these investments down $41 million, or $27 million net of tax, which has been reported as a change in accounting principle. Future impairment of these assets will be reported as realized investment losses. Subsequent to the adoption of the new rule, an additional impairment loss of $1.6 million after tax was recorded. Additionally, certain of the asset-based securities were sold during 2001 for proceeds of $40 million at a loss of $170 thousand after tax. At year-end 2001, $20 million at market value of asset-backed securities were held subject to EITF 99-20. For more information on this new accounting rule, see Note 15-- Changes in Accounting Principles in the Notes to Consolidated Financial Statements on page 68 of this report.

  The "yield curve" represents the difference between long and short-term rates on government securities of different maturities. When the curve is "flat" or "inverted", higher returns on new investments are generally available with shorter maturities. When the curve is "positive", longer maturities must be sought to obtain higher returns. In 2000, when the yield curve was relatively flat, higher returns were possible in spite of a shortening of maturities. During 2001, the slightly inverted yield curve which opened the year was replaced with a positively sloping yield curve by year end. In this environment, attaining desired yields on permanent investments required the extension of maturities. For this reason, Torchmark made acquisitions with longer maturities in 2001. The average life of 2001 purchases was 13.8 years, compared with 7.7 years in 2000 and 14.9 years in 1999. In 2001, new investments in fixed maturities totaled $1.5 billion, compared with $1.1 billion in 2000 and $2.1 billion in 1999. Acquisitions in 2001 were made at an effective compounded yield of 7.49%,compared with an effective compounded yield of 8.07% in 2000 and 7.54% in 1999. These yields equate to nominal yields on acquisition of 7.35%, 7.87% and 7.38%, respectively, for 2001, 2000, and 1999. The amount of fixed maturity acquisitions varied by year, primarily due to tax-motivated sales activity in all years and particularly the investment of the $124 million proceeds from the sale of real estate holdings in 1999.

  Even though the average life of new investments increased significantly in 2001, the average life of the entire portfolio remained rather stable. The average life of the portfolio was 12.0 years at year-end 2001, 11.8 years at year-end 2000, and 12.7 years at year-end 1999.

  Portfolio adjustments taken during 2001 resulted in sufficient realized tax gains to enable Torchmark to offset completely its tax loss carry-forward which originated in 1999 and carried through to 2001. Sales of fixed maturities for tax and other purposes in 2001 resulted in a pre-tax realized loss of $7 million. However, realized gains, principally through the change in value of Torchmark's fixed to floating swaps, reduced the net loss to $2 million. In 2000, $12 million of capital losses were offset by a $8 million gain on the swap and other investments. In 1999, losses of fixed maturities were $30 million. However, these losses were compounded by an $18 million reduction in swap value and a $63 million loss on the sale of real estate for a total realized investment loss of $111 million.

  Torchmark's emphasis continues to be on marketable, high quality fixed maturity investments. While yields have fluctuated somewhat, the nominal yield on the $6.5 billion portfolio remained at 7.47% during 2001, equal to the 2000 level and above the 7.39% 1999 level. At December 31, 2001, approximately 92% of invested assets were fixed-maturity securities, and 92% of these holdings were classified investment grade by the rating agencies. The National Association of Insurance Commissioners considers 93% of the portfolio investment grade. The fixed-maturity portfolio's value fluctuates with changes in interest rates, and the unrealized loss in the portfolio was $1.8 million at year-end 2001. This compares with an unrealized loss of $236 million at year-end 2000 and an unrealized loss of $275 million at the end of 1999. The distribution of maturities is as follows:

                                                                   2001   2000
                                                                   -----  -----
      Short terms and under 1 year................................   4.2%   4.5%
      2-5 years...................................................  20.4   15.6
      6-10 years..................................................  46.5   43.7
      11-15 years.................................................  12.7    8.5
      16-20 years.................................................   5.6    3.7
      Over 20 years...............................................  10.6   24.0
                                                                   -----  -----
                                                                   100.0% 100.0%
                                                                   =====  =====

  With a preference for bond investments over investments in equities, mortgages, or real estate holdings, the relative percentage of Torchmark's investments by type is inconsistent with industry data. The following table presents Torchmark's components of invested assets with the latest industry data:

                                                     Torchmark
                                                --------------------
                                                    Amount            Industry %
                                                (in thousands)   %       (1)
                                                -------------- -----  ----------
   Bonds & short terms.........................   $6,660,585    93.7%    73.5%
   Equities....................................          571     -0-      5.1
   Mortgage loans..............................      112,135     1.6     11.7
   Real estate.................................       14,133      .2      1.2
   Policy loans................................      266,979     3.8      5.1
   Other invested assets.......................       49,971      .7      3.4
                                                  ----------   -----    -----
                                                  $7,104,374   100.0%   100.0%
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

  The actual interest rate risk to Torchmark is reduced because the effect that changes in rates have on assets is offset by the effect they have on insurance liabilities and on debt. Interest assumptions are used to compute the majority of Torchmark's insurance liabilities. These insurance liabilities, net of deferred acquisition costs, were $3.6 billion and debt and preferred securities were $.9 billion at December 31, 2001, compared with fixed-maturity investments of $6.5 billion at amortized cost at the same date. Because of the long-term nature of insurance liabilities, temporary changes in value caused by rate fluctuations have little bearing on ultimate obligations. In accordance with generally accepted accounting principles, insurance liabilities and debt are not marked to market.

  Market risk is managed in a manner consistent with Torchmark's investment objectives. Torchmark seeks to maintain a portfolio of high-quality fixed-maturity assets that may be sold in response to changing market conditions. A significant change in the level of interest rates, changes in credit quality of individual securities, or changes in the relative values of a security or asset sector are the primary factors that influence such sales. Sales are also influenced by tax regulations. Occasionally, the need to raise cash for various operating commitments may also necessitate the sale of a security. Volatility in the value of Torchmark's fixed-maturity holdings is reduced by maintaining a relatively short-term portfolio, 24% of which matures within five years and 71% of which matures within ten years. Also, the portfolio and market conditions are constantly evaluated for appropriate action.

  No derivative instruments are used to manage Torchmark's exposure to market risk in the investment portfolio. Interest-rate swap instruments have been entered into by Torchmark in connection with its preferred stock and certain debt issues as discussed in the Notes to the Consolidated Financial Statements on page 66 of this report and in Capital Resources beginning on page 33 of this report.

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

  The following table illustrates the market risk sensitivity of Torchmark's interest-rate sensitive fixed-maturity portfolio at December 31, 2001 and December 31, 2000. This table measures the effect of a change in interest rates (as represented by the U.S. Treasury curve) on the fair value of Torchmark's fixed-maturity portfolio. The data is prepared through a model which incorporates various assumptions and estimates to measure the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points. It takes into account the effect that special option features such as call options, put options, and unscheduled repayments could have on the portfolio, given the changes in rates. The valuation of these option features is dependent upon assumptions about future interest rate volatility that are based on past performance.

                         Market Value of
                    Fixed-Maturity Portfolio
                          ($ millions)
                    -------------------------
          Change
            in
         Interest
          Rates
           (in           At           At
          basis     December 31, December 31,
         points)        2001         2000
         --------   ------------ ------------
           -200        $7,432       $6,720
           -100         6,971        6,325
              0         6,526        5,950
            100         6,128        5,597
            200         5,748        5,272

                              FINANCIAL CONDITION

  Liquidity. Torchmark's liquidity provides it with the ability to meet on demand the cash commitments required by its business operations and financial obligations. Torchmark's liquidity is evidenced by its three sources of liquidity: its positive cash flow from operations, its portfolio of marketable securities, and its line of credit facility.

  Torchmark's insurance operations generate positive cash flows in excess of its immediate needs. Cash flows provided from operations were $662 million in 2001, compared with $533 million in 2000 and $512 million in 1999. In addition to operating cash flows, Torchmark received $263 million in investment maturities and repayments during 2001, adding to available cash flows. Such repayments were $226 million in 2000 and $413 million in 1999. Cash flows in excess of immediate requirements are used to build an investment base to fund future requirements. Available cash flows are also used to repay debt, to buy Torchmark shares, to pay shareholder dividends, and other corporate uses. While Torchmark's cash flows have historically been positive and very strong, a reduction in cash flow could negatively affect liquidity.

  Torchmark's cash and short-term investments were $138 million at year-end 2001 and $136 million at year-end 2000. In addition to these highly liquid assets, Torchmark has a portfolio of marketable fixed and equity securities, which are available for sale should the need arise. These securities had a value of $6.5 billion at December 31, 2001.

  Torchmark entered into a line of credit facility with a group of lenders in November, 2001 which allows unsecured borrowings and stand-by letters of credit up to $625 million. The facility is split into two parts: a $325 million 364-day tranche maturing November 29, 2002 and a $300 million five-year tranche maturing November 30, 2006. The company has the ability to request up to $200 million in letters of credit to be issued against the $300 million five-year tranche. Under either tranche, interest is charged at variable rates. The line of credit is further designated as a back-up credit line for a commercial paper program not to exceed $600 million, whereby Torchmark may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million. Commercial paper borrowings and letters of credit on a combined basis may not exceed $625 million. At December 31, 2001, $204 million face amount of commercial paper was outstanding, $168 million letters of credit were issued, and there were no borrowings under the line of credit. A facility fee is charged on the entire $625 million facility. The facility has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreements, Torchmark is subject to certain covenants regarding capitalization and earnings. At December 31, 2001, Torchmark was in full compliance with these covenants.

  Liquidity of the parent company is affected by the ability of the subsidiaries to pay dividends. Dividends are paid by subsidiaries to the parent in order to meet its dividend payments on common and preferred stock, interest and principal repayment requirements on parent-company debt, and operating expenses of the parent company. These requirements have declined in both 2000 and 1999 from the respective prior year. Dividends from insurance subsidiaries of Torchmark are limited to the greater of statutory net gain from operations, excluding capital gains and losses, on an annual noncumulative basis, or 10% of surplus, in the absence of special approval. Distributions are not permitted in excess of statutory net worth. Subsidiaries are also subject to certain minimum capital requirements. Although these restrictions exist, dividend availability from subsidiaries has been and is expected to be more than adequate for parent company operations. During the year 2002, a maximum amount of $299 million is expected to be available to Torchmark from insurance subsidiaries without regulatory approval.

  Capital Resources. Torchmark's capital structure consists of long and short-term debt, preferred securities, and shareholders' equity. Torchmark's debt consists of its funded debt and its commercial paper facility. An analysis of Torchmark's funded debt outstanding at year-ends 2001 and 2000 on the basis of par value is as follows:

                                                         2001          2000
                                                     ------------- -------------
                                                       Principal     Principal
                                          Year          Amount        Amount
      Instrument                          Due  Rate  ($ thousands) ($ thousands)
      ----------                          ---- ----- ------------- -------------
   Senior Debentures..................... 2009 8 1/4   $ 99,450      $ 99,450
   Notes................................. 2023 7 7/8    168,987       177,057
   Notes................................. 2013 7 3/8     94,050        94,050
   Senior Notes.......................... 2006 6 1/4    180,000           -0-
                                                       --------      --------
   Total funded debt.....................              $542,487      $370,557
                                                       ========      ========

  The carrying value of the funded debt was $536 million at December 31, 2001, compared with $366 million a year earlier.

  Torchmark issued $180 million principal amount of 6 1/4% Senior Notes in December, 2001. These notes will mature on December 15, 2006 and may not be redeemed prior to maturity. There is no sinking fund requirement. Interest is payable semi-annually on June 15 and December 15. These notes are unsecured and rank equally with Torchmark's other unsecured indebtedness. Proceeds from the issuance, after underwriter's discount and expenses of the offering, were approximately $178 million. Proceeds were used initially to pay down short-term debt.

  In connection with this issuance, Torchmark entered into a five-year swap agreement with an unaffiliated party to swap the 6 1/4% fixed rate payment obligation for a floating rate obligation. The floating rate is based on the six-month LIBOR and resets every six months. At December 31, 2001, the floating rate was 3.11%. This swap derivative qualifies as a hedge under accounting rules. Therefore, changes in its market value will be substantially offset by changes in the value of the debt security. Torchmark's derivative instruments are classified as Other Invested Assets.

  During 1999 and 2000, Torchmark acquired a portion of its funded debt in the open market through its insurance subsidiaries. In 1999, $7.5 million principal amount of its 7 7/8% Notes due 2023 was acquired at a cost of $7.9 million. Also in 1999, $4.0 million principal amount of its 7 3/8% Notes due 2013 was purchased for $4.1 million. Insurance company holdings in the funded debt reduce consolidated debt outstanding.

  In 2000, all of the debt previously acquired by insurance subsidiaries was acquired from those subsidiaries by the parent company. Additionally, another $4.6 million principal amount of the 7 7/8% Notes and $2.0 million principal amount of the 7 3/8% Notes were acquired by Torchmark in 2000 at a cost of $4.2 million and $1.9 million, respectively. The redemption of this debt in 2000 resulted in an after-tax gain of $202 thousand. In 2001, $8.1 million par value of the 7 7/8% Notes was acquired by Torchmark at a cost of $8.3 million, resulting in an after-tax loss of $277 thousand.

  In November, 2001, Torchmark established two Capital Trusts which in turn sold trust preferred securities in a public offering. Capital Trust I sold 5 million shares and Capital Trust II sold 1 million shares. The trust preferreds sold in the two offerings have similar terms. Each offering consisted of 7 3/4% trust preferreds at a liquidation amount of $25 per security, resulting in an aggregate liquidation amount of $150 million. They are redeemable at Torchmark's option in part or whole at any time on or after November 2, 2006. They are subject to a mandatory redemption on November 1, 2041. Distributions are cumulative and are paid quarterly at an annual rate of 7 3/4%, or at a rate of $1.9375 per share. All payments by the Trusts regarding the trust preferreds are guaranteed by Torchmark. The Capital Trusts are wholly-owned consolidated subsidiaries of Torchmark.

  The two offerings resulted in proceeds to the Capital Trusts of $145 million, after underwriters' discount and issue expenses. The Capital Trusts in turn used the proceeds to buy 7 3/4% Junior Subordinated Debentures from Torchmark in like amount. Torchmark used these proceeds to redeem its remaining outstanding 9.18% MIPS in the approximate amount of $110 million, with the remaining proceeds used to pay down short-term debt. The MIPS were redeemed November 30, 2001.

  In conjunction with the offering of the trust preferred securities, Torchmark entered into a ten-year swap agreement to replace the 7 3/4% fixed distribution obligation with a floating rate payment. The floating rate is based on the three-month LIBOR and resets each quarter when the distributions are made. At December 31, 2001, the variable rate was 4.10%. This swap derivative does not qualify as a hedge for accounting purposes and will be carried on the balance sheet at market value. At December 31, 2001, this swap had no value.

  The MIPS were originally issued in 1994 at a redemption amount of $200 million with a monthly dividend based on an annual rate of 9.18%. The MIPS were redeemable at Torchmark's option at any time after September 30, 1999 at the full redemption amount of $25 per share. Torchmark elected to redeem the MIPS in full during 2001 in three transactions which resulted in an after-tax loss on redemption of $4.3 million. Funds to repay $110 million of the principal amount were derived from the issuance of the trust preferred securities in November, 2001, while the remaining $90 million balance was redeemed using corporate cash flow or by short-term borrowings earlier in the year.

  Torchmark has in place a swap agreement originally entered into when the MIPS were issued to exchange a monthly fixed payment based on an annual rate of 9.18% for a floating rate based on the one-month LIBOR rate on a notional amount of $200 million. While the MIPS have been redeemed, the swap is still in place and does not expire until September 30, 2004. At December 31, 2001, Torchmark was obligated to pay at a floating rate of 3.47% on this agreement, while collecting at a rate of 9.18%. Torchmark's after-tax earnings benefited $4.6 million in 2001, $1.6 million in 2000, and $2.7 million in 1999 because of this swap agreement.

  Effective January 1, 1999, Torchmark changed its method of accounting for the swap agreement on the MIPS to recognize changes in its fair value, net of tax, as realized investment gains or losses. This method of accounting for such instruments was believed to be preferable under the guidance established by Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts (SFAS 80) and the Securities and Exchange Commission. Previously, Torchmark accounted for the swap using hedge accounting under SFAS 80. The after-tax cumulative effect of the change at January 1, 1999 was a gain of $16.1 million (net of income taxes of $8.7 million). The effect of the change on the twelve months ended December 31, 1999 was to increase realized losses by $11.7 million ($.09 per diluted share), excluding the cumulative effect of the change in accounting principle. Market value of the swap, which is included as a component of Other Invested Assets, was $19.2 million and $14.3 million at December 31, 2001 and 2000, respectively.

  Short-term debt consists of Torchmark's commercial paper outstanding. The commercial paper balance outstanding at December 31, 2001 was $204 million at carrying value, compared with a balance of $329 million a year earlier. The commercial paper borrowing balance fluctuates based on Torchmark's current cash needs.

  Total debt as a percentage of total capitalization was 21.9% at December 31, 2001. In the computation of this ratio, the preferred securities outstanding are counted as equity and the effect of fluctuations in security values based on changes in interest rates in financial markets are excluded. This debt-to-capitalization ratio was 21.5% at year-end 2000 and 25.2% at year-end 1999. The decline in the debt-to-capitalization ratio at year-end 2000 was caused primarily by short-term debt paydowns. Torchmark's ratio of earnings before interest, taxes and discontinued operations to interest requirements was 14.5 in 2001, compared with 11.3 in 2000 and 8.7 in 1999. Torchmark's interest expense declined 18% to $44.5 million in 2001, primarily as a result of much lower interest rates in financial markets and a reduction in average debt outstanding. Interest expense rose 4% to $54.5 million in 2000. The increase in 2000 was due primarily to an increase in short-term borrowing costs which offset the lower amount of average debt outstanding.

  Torchmark continues to make share purchases from time to time under its share repurchase program in the open market when market conditions are favorable. In 2001, Torchmark acquired 7.8 million shares on the open market at a cost of $303 million. Torchmark purchased 6.1 million shares at a cost of $147 million in 2000 and 6.7 million shares at a cost of $222 million in 1999. Torchmark plans to continue to make share purchases when prices are attractive. Share purchases could have a favorable impact on earnings per share and return on equity but could cause a reduction in book value per share.

  In each of the years 2001, 2000 and 1999, Torchmark executed stock option exercise and restoration programs in which Torchmark employees and directors exercised vested stock options and received a reduced number of new options at the current market price. While these programs resulted in the issuance of new shares, a substantial portion of the new shares were sold immediately by the participants in the open market to cover the cost of the purchased shares and the related minimum taxes. As a result of these restoration programs, management's ownership interest increased, and Torchmark received a significant current tax benefit from the exercise of the options. The 2000 program was conducted for two executives not able to participate in the 1999 program. The following table presents key information about the programs.

                                             August 9, December 20, November 15,
Exercise date                                  2001        2000         1999
-------------                                --------- ------------ ------------
Number of participants......................     122         2            80
Shares issued (thousands)...................   3,976       433         1,762
Shares sold (thousands).....................   3,347       283         1,236
New options (thousands).....................   3,305       263         1,174

  Shareholders' equity rose 13% to $2.50 billion at December 31, 2001. Shareholders' equity increased 10% in 2000, from $1.99 billion at year-end 1999 to $2.20 billion at year-end 2000. Book value per share was $20.32 at 2001 year end, compared with $17.43 at year-end 2000. After adjusting for the impact on shareholders' equity for security value fluctuations due to changes in interest rates in financial markets, shareholders' equity rose from $2.15 billion at year-end 1999 to $2.34 billion at year-end 2000 to $2.50 billion at year-end 2001. Book value per share was $20.32 at year-end 2001, an increase of 10% over $18.53 at year-end 2000. Book value per share rose 14% in 2000 from $16.32 at year-end 1999. The increases in adjusted book value and book value per share in each period resulted primarily from the addition of earnings and were achieved in spite of the Torchmark share purchases of $303 million in 2001 and $147 million in 2000. Return on common shareholders' equity was 16.1% in 2001, compared with 16.3% in 2000 and 16.2% in 1999. The return-on-equity ratios exclude the mark up or down of shareholders' equity for changes in security values caused by fluctuations in market interest rates. They are also computed on a basis of net operating income before nonrecurring charge, as defined on page 18 of this report.

  Credit Ratings. Torchmark's debt instruments and capital securities are rated as to quality by various rating agencies. The chart below presents selected ratings as of December 31, 2001.

                                                    Standard               A.M.
                                                    & Poors  Fitch Moody's Best
                                                    -------- ----- ------- -----
      Commercial Paper.............................   A-1     F-1    P-2   AMB-1
      Funded Debt..................................    A      A+    Baa-1    a
      Preferred Stock..............................   BBB+     A    baa-2   a-

  Torchmark's major insurance subsidiaries are also rated for financial strength by Standard & Poors and A.M. Best. The following chart presents these ratings for Torchmark's five largest insurance subsidiaries at December 31, 2001.

                                                         Standard      A.M.
                                                         & Poors       Best
                                                         -------- --------------
      Liberty...........................................    AA    A+ (Superior)
      Globe.............................................    AA    A+ (Superior)
      United Investors..................................    AA    A+ (Superior)
      United American...................................    AA    A+ (Superior)
      American Income...................................    AA    A  (Excellent)

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

  The AA rating is assigned by Standard & Poor's Corporation to those companies who offer excellent financial security on an absolute and relative basis and whose capacity to meet policyholders obligations is overwhelming under a variety of economic and underwriting conditions.

  Contractual Commitments. A schedule of Torchmark's scheduled contractual commitments at December 31, 2001 is as follows for the next five years.

                                                          ($ millions)
                                                 -------------------------------
                                                  2002  2003  2004  2005   2006
                                                 ------ ----- ----- ----- ------
   Short-term debt.............................. $204.0    --    --    --     --
   Long-term debt...............................     --    --    --    -- $180.0
   Preferred stock..............................     --    --    --    --     --
   Interest (long-term debt)*...................   39.7 $39.7 $39.7 $39.7   39.2
   Dividends on preferred stock*................   11.6  11.6  11.6  11.6   11.6
   Lease obligations............................    2.0   1.4    .8    .5     .4
                                                 ------ ----- ----- ----- ------
     Total...................................... $257.3 $52.7 $52.1 $51.8 $231.2
                                                 ====== ===== ===== ===== ======

--------
* May be increased or reduced by the effect of interest-rate swaps.

                                  OTHER ITEMS

  Litigation. Torchmark and its subsidiaries continue to be named as parties to pending or threatened litigation, most of which involves punitive damage claims based upon allegations of agent misconduct at Liberty in Alabama. Such punitive damage claims are tried in Alabama state courts where any punitive damage litigation may have the potential for significant adverse results. Bespeaking caution is the fact that it is impossible to predict the extent of punitive damages that may be awarded if liability is found in any given case, since punitive damages in Alabama are based upon the compensatory damages (including mental anguish) awarded and the discretion of the jury in awarding compensatory damages is not precisely defined. It is thus difficult to predict with certainty the liability of Torchmark or its subsidiaries in any given case because of the unpredictable nature of this type of litigation. Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, contingent liabilities arising from threatened and pending litigation are not presently considered by management to be material. For more information concerning litigation, please refer to Note 18--Commitments and Contingencies in the Notes to Consolidated Financial Statements beginning on page 74.

                       TRANSACTIONS WITH RELATED PARTIES


  First Command. Lamar C. Smith, elected a director of Torchmark in October 1999, is an officer, director and 15% owner of First Command Financial Services, Inc. (First Command), which receives commissions as the Military Agency distribution system for selling certain life insurance products offered by Torchmark's insurance subsidiaries. These commissions were $48.2 million in 2001, $43.5 million in 2000, and $39.2 million in 1999.

  During 2001, Torchmark entered into a coinsurance agreement with First Command whereby Torchmark cedes back to First Command approximately 5% of the new life insurance business sold by First Command on behalf of Torchmark's insurance subsidiaries. Under the terms of this agreement, First Command pays Torchmark expense allowances equal to 5.5% of all premium collected and an additional 2.9% of first year premium. First Command reimburses Torchmark for premium taxes. Also under the agreement, Torchmark provides First Command certain administrative, accounting, and investment management services. Premium ceded in 2001 was $108 thousand. At December 31, 2001, life insurance ceded was $47 million and annualized ceded premium was $398 thousand.

  Torchmark has entered into two loan agreements with First Command, a construction loan agreement and a collateral loan agreement. The construction loan was entered into in 2001 and had an outstanding balance of $6.1 million at December 31, 2001. The loan was made at a rate of 7.55% and is collateralized by the construction of a four-story building in Fort Worth, Texas to be completed in late 2002. In addition to the office building as collateral, in the event of default, Torchmark has the right of offset to any commission due First Command. The maximum amount of borrowing allowed on this loan is $22.5 million. Interest is added to the loan balance until the building is completed. The agreement calls for Torchmark to permanently finance the building with a fifteen-year mortgage at a rate of 2.25% over the ten year treasury rate at inception, but not less than 7%.

  The collateral loan agreement was entered into in 1998 with an initial loan of $7 million. An additional $15 million was loaned in 2001. The loan bears interest at a rate of 7%. It is collateralized by a group of mutual funds in which the loan balance can never exceed 90% of the value of the collateral. The loan accumulated interest until December 31, 2001, after which it is to be repaid with a fixed payment amortizing the loan over fifteen years. The outstanding loan balance at December 31, 2001 was $22.9 million.

  Real Estate. As discussed under the caption Investments on page 29 of this report, Torchmark decided to divest itself of its real estate operations because yields that could be obtained on alternative investments were significantly greater. During 1998 and early 1999, efforts were made to market these properties, and as a result, the majority of its properties were disposed of in two transactions in 1999. One of these transactions involved Elgin Development Company, of which R. K. Richey, the Chairman of the Executive Committee of Torchmark, was an investor. This transaction involved the sale of properties to an investor group of which Elgin Development Company was a 30% investor. Total consideration for the transaction was $97.4 million of which $85 million was cash and the balance was in a ten year collateralized 8% note from Elgin Development Company. Torchmark's loss associated with this transaction was $10 million after tax. At the time of the transaction, Mr. Richey was a one-third investor in Elgin Development Company. His total investment in Elgin Development was approximately $1.5 million. The outstanding balance of the collateralized note with Elgin Development Company, which is included in fixed maturities, was $10.5 million at December 31, 2001.

  At the present time, Mr. Richey is a 25% investor in Stonegate Realty Company, LLC, the parent company of Elgin Development Company which in turn is a 50% owner of Commercial Real Estate Services. Commercial Real Estate Services manages certain of Torchmark's company-occupied and investment real estate properties along with those of other clients. Fees paid by Torchmark subsidiaries for these management and maintenance services were $757 thousand in 2001 and $750 thousand in 2000. Lease rentals paid by Torchmark subsidiaries were $261 thousand and $260 thousand in 2001 and 2000, respectively.

  MidFirst Bank. Torchmark has engaged MidFirst Bank as the servicing agent for a portion of Torchmark's subsidiaries' commercial mortgages portfolios. George J. Records is an officer, director, and 38.3% beneficial owner of Midland Financial Co., the parent corporation of MidFirst Bank. He is also a director of Torchmark. Fees paid for these services were $109 thousand in 2001, $106 thousand in 2000, and $72 thousand in 1999.

  Baxley. William J. Baxley is a partner in the law firm of Baxley, Dillard, Dauphin & McKnight which performs legal services for Torchmark and certain of its subsidiaries. In 1997, Mr. Baxley was loaned $668 thousand on an unsecured basis at a rate of 6.02%. Repayments were to be made in the form of legal services at customary rates to be applied against the outstanding balance which would amortize the loan with interest over nine years. In October, 2001, the terms of the loan were revised and an additional amount of $395 thousand was loaned to Baxley. The interest rate was revised to 5.6% and the term of the loan was extended until July, 2013. At December 31, 2001, the outstanding balance of this loan was $788 thousand.

  Additionally, Liberty loaned Mr. Baxley's wife $883 thousand secured by a mortgage on a building sold to her in 1997. Interest is charged at a rate of 7.7%. Scheduled cash payments are made to Liberty to amortize the loan over thirty years. However, there is a balloon payment due at the end of ten years
(2007) in the amount of $712 thousand less a credit of $18 thousand if all payments are made timely. To date, all payments have been timely. At December 31, 2001, the outstanding balance of this loan was $824 thousand.

  Torchmark customarily grants options to certain consultants for their services in addition to their fees. Mr. Baxley has received Torchmark options in the past.

                             NEW ACCOUNTING RULES

  Business Combinations (Statement of Financial Accounting Standards (SFAS) No. 141) was effective on July 1, 2001. It requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. To date, Torchmark has had no business combinations subject to SFAS No. 141.

  Goodwill and Other Intangible Assets (SFAS No. 142) changes the way business combinations and goodwill are accounted for. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment method. Accordingly, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement. Goodwill will be tested annually for impairment based on the specific requirements outlined by SFAS No. 142.

  Torchmark adopted SFAS No. 142 on January 1, 2002. While Torchmark is currently assessing the impact of SFAS No. 142 on its financial statements, it does not appear that goodwill is impaired. At December 31, 2001, Torchmark's goodwill was $378 million and annual goodwill amortization expense was approximately $12 million. The goodwill balance will be frozen and not amortized. Torchmark's insurance intangibles are subject to recoverability testing under previously issued accounting rules. There are no other significant intangible assets.

  Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS No.
144) is effective for Torchmark beginning January 1, 2002. It requires one accounting model be used for long-lived assets to be disposed of and broadens the presentation of discontinued operations to include more disposal transactions. It retains previous requirements regarding the impairment of long-lived assets. It is not anticipated that this Statement will have a material impact on Torchmark.

                         CRITICAL ACCOUNTING POLICIES

  Future Policy Benefits. Because of the long-term nature of insurance contracts, Torchmark's insurance companies are liable for policy benefit payments many years into the future. The liability for future policy benefits represents estimates of the present value of Torchmark's insurance subsidiaries' expected benefit payments, net of the related present value of future net premium collections. It is determined by standard actuarial procedures, using assumptions as to mortality (life expectancy), morbidity (health expectancy), persistency, and interest rates, which are based on Torchmark's subsidiaries' previous experience with similar products. For the majority of Torchmark's insurance products, the assumptions used were those considered to be appropriate at the time the policies were issued. An additional provision is made on most products to allow for possible adverse deviation from the assumptions assumed. For insurance products considered to be interest-sensitive or deposit-balance type products, the assumptions are monitored on a regular basis and modified when it is determined that actual experience is different from that previously assumed. While management and company actuaries have used their best judgment in determining the assumptions and in calculating the liability for future policy benefits, there is no assurance that the estimate of the liabilities reflected in the financial statements represents Torchmark's ultimate obligation. Additionally, significantly different assumptions could result in materially different reported amounts. A complete list of the assumptions used to calculate the liability for future policy benefits is reported in Note 7--Future Policy Benefits Reserves in the Notes to Consolidated Financial Statements found on page 59 of this report.

  Deferred Acquisition Costs and Value of Insurance Purchased. The costs of acquiring new business are generally deferred and recorded as an asset on the balance sheet. Deferred acquisition costs consist primarily of sales commissions and the other underwriting costs of new insurance sales. Additionally, the costs of acquiring blocks of insurance from other companies or through the acquisition of other companies are also deferred and recorded as assets under the caption "Value of Insurance Purchased." Deferred acquisition costs are amortized with interest in a systematic manner which matches these costs against the associated revenues. The assumptions used to amortize acquisition costs with regard to interest, mortality, morbidity, and persistency are consistent with those used to estimate the liability for future policy benefits. For interest-sensitive and deposit-balance type products, these assumptions are reviewed on a regular basis and are revised if actual experience differs significantly from original expectations. Deferred acquisition costs are subject to periodic recoverability and loss recognition testing. These tests ensure that the present value of future contract-related cash flows will support the capitalized deferred acquisition cost balance. These cash flows consist primarily of premium income, less maintenance expenses taking inflation into account. The present value of these cash flows, less the benefit reserve, is then compared with the unamortized deferred acquisition cost balance. In the event the asset balance is greater, this deficiency is charged to expense as a component of amortization and the asset balance is reduced to the recoverable amount. For more information about accounting for deferred acquisition costs see Note 1--Significant Accounting Policies and Note 5--Deferred Acquisition Costs in the Notes to Consolidated Financial Statements on pages 51 and 58 of this report, respectively.

  Policy Claims and Other Benefits Payable. This liability consists of known benefits currently payable and an estimate of claims currently expected to be payable but which have not been submitted. The estimate of unsubmitted claims is based on prior experience. Torchmark management makes an estimate after careful evaluation of all information available to the company. However, there is no certainty the stated liability for claims and other benefits, including the estimate of unsubmitted claims, will be Torchmark's ultimate obligations.

  Revenue Recognition. Premium income for Torchmark's subsidiaries' insurance contracts is generally recognized as the premium is collected. However, in accordance with generally accepted accounting principles, revenue on limited-payment contracts and universal life-type contracts (deposit balance products) are recognized differently. Revenues on limited-payment contracts are recognized over the contract period. Premium for deposit balance products, such as Torchmark's annuity and interest-sensitive life policies, is added to the policy account value. The policy account value (or deposit balance) is a Torchmark liability. This deposit balance is then charged a fee for the cost of insurance, administration, surrender, and certain other charges which are recognized as revenue in the period the fees are charged to the policyholder. In each case, benefits and expenses are matched against revenues in a manner by which they are incurred as the revenues are earned.

  Investment income is reported as revenue by Torchmark when it is earned less investment expenses. The investment activities of Torchmark are integral to its insurance operations. Because life and health insurance claims and benefits may not be paid until many years into the future, the accumulation of cash flows from premium receipts are invested. Anticipated yields earned on investments are reflected in premium rates, contract liabilities, and other product contract features. These yield assumptions are implied in the interest required on Torchmark's net insurance liabilities (future policy benefits less deferred acquisition costs) and contractual interest obligations in its insurance and annuity products. Torchmark benefits to the extent actual net investment income exceeds the required interest on net insurance liabilities and the interest on its debt. During 2001, the yield on the investment portfolio exceeded the weighted-average contractual interest requirement by 125 basis points. Torchmark will continue to be required to provide for future contractual obligations in the event of a decline in investment yield. For more information concerning revenue recognition, investment accounting, and interest sensitivity, please refer to Note 1--Significant Accounting Policies on page 50, Note 3--Investments beginning on page 54 in the Notes to Consolidated Financial Statements and discussions under the captions Annuities on page 27, Investments on page 29, and Market Risk Sensitivity on page 31 of this report.

              Item 8. Financial Statements and Supplementary Data

                                                                           Page
                                                                           ----
Independent Auditors' Reports.............................................  42
Consolidated Financial Statements:
 Consolidated Balance Sheet at December 31, 2001 and 2000.................  43
 Consolidated Statement of Operations for each of the years in the three-
  year period ended December 31, 2001.....................................  44
 Consolidated Statement of Comprehensive Income for each of the years in the three-year period ended December 31, 2001...........................  46
 Consolidated Statement of Shareholders' Equity for each of the years in the three-year period ended December 31, 2001...........................  47
 Consolidated Statement of Cash Flow for each of the years in the three-
  year period ended December 31, 2001.....................................  48
 Notes to Consolidated Financial Statements...............................  50

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Torchmark Corporation
Birmingham, Alabama

  We have audited the accompanying consolidated balance sheets of Torchmark Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flow for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of Torchmark's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Torchmark Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Dallas, Texas
January 31, 2002

                             TORCHMARK CORPORATION
                           CONSOLIDATED BALANCE SHEET
              (Dollar amounts in thousands except per share data)

                                                           December 31,
                                                      ------------------------
                                                         2001         2000
                                                      -----------  -----------
Assets:
 Investments:
  Fixed maturities--available for sale, at fair value
   (amortized cost: 2001-- $6,528,244; 2000--
   $6,185,500) ...................................... $ 6,526,429  $ 5,949,515
  Equity securities, at fair value (cost: 2001 and
   2000--$666).......................................         571          543
  Mortgage loans on real estate, at cost (estimated
   fair value: 2001--$111,047; 2000--$118,756).......     112,135      118,642
  Investment real estate, at cost (less allowance for
   depreciation: 2001--$19,669; 2000--$20,024).......      14,133       15,483
  Policy loans.......................................     266,979      255,320
  Other long-term investments........................      49,971       31,154
  Short-term investments.............................     134,156      100,546
                                                      -----------  -----------
   Total investments.................................   7,104,374    6,471,203
 Cash ...............................................       3,714       35,089
 Accrued investment income...........................     125,210      119,124
 Other receivables...................................      67,549       74,960
 Deferred acquisition costs..........................   2,066,423    1,942,161
 Value of insurance purchased........................     115,939      133,158
 Property and equipment, net of accumulated
  depreciation.......................................      36,137       38,694
 Goodwill............................................     378,436      390,509
 Other assets........................................      28,087       16,245
 Separate account assets.............................   2,502,284    3,741,415
                                                      -----------  -----------
   Total assets...................................... $12,428,153  $12,962,558
                                                      ===========  ===========
Liabilities:
 Future policy benefits.............................. $ 5,348,929  $ 5,111,730
 Unearned and advance premiums.......................      93,624       90,310
 Policy claims and other benefits payable............     248,333      240,421
 Other policyholders' funds..........................      80,929       80,555
                                                      -----------  -----------
   Total policy liabilities..........................   5,771,815    5,523,016
 Deferred and accrued income taxes...................     580,287      423,327
 Other liabilities...................................     191,894      183,908
 Short-term debt.....................................     204,037      329,148
 Long-term debt (estimated fair value: 2001--
  $543,275; 2000--$362,276)..........................     536,152      365,989
 Separate account liabilities........................   2,502,284    3,741,415
                                                      -----------  -----------
   Total liabilities.................................   9,786,469   10,566,803
Monthly income preferred securities
 (estimated fair value: 2000--$202,000)..............         -0-      193,395
Trust preferred securities (estimated fair value:
 2001--$150,660).....................................     144,557          -0-

Shareholders' equity:
 Preferred stock, par value $1 per share--Authorized
  5,000,000 shares; outstanding: -0- in 2001 and in
  2000...............................................         -0-          -0-
 Common stock, par value $1 per share--Authorized
  320,000,000 shares; outstanding: (2001--126,800,908
  issued, less 3,913,142 held in treasury and 2000--
  147,800,908 issued, less 21,411,898 held in
  treasury) .........................................     126,801      147,801
 Additional paid-in capital..........................     552,634      626,530
 Accumulated other comprehensive income (loss).......     (12,314)    (148,406)
 Retained earnings...................................   1,978,903    2,220,671
 Treasury stock......................................    (148,897)    (644,236)
                                                      -----------  -----------
   Total shareholders' equity........................   2,497,127    2,202,360
                                                      -----------  -----------
   Total liabilities and shareholders' equity........ $12,428,153  $12,962,558
                                                      ===========  ===========

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Amounts in thousands except per share data)

                                                Year Ended December 31,
                                            ----------------------------------
                                               2001        2000        1999
                                            ----------  ----------  ----------
Revenue:
 Life premium.............................. $1,144,499  $1,082,125  $1,018,301
 Health premium............................  1,010,753     911,156     824,816
 Other premium.............................     59,917      52,929      40,969
                                            ----------  ----------  ----------
   Total premium...........................  2,215,169   2,046,210   1,884,086
 Net investment income.....................    491,830     472,426     447,337
 Realized investment losses................     (2,432)     (5,322)   (110,971)
 Other income..............................      2,475       2,580       6,443
                                            ----------  ----------  ----------
   Total revenue...........................  2,707,042   2,515,894   2,226,895
Benefits and expenses:
 Life policyholder benefits................    754,193     711,833     666,122
 Health policyholder benefits..............    663,908     591,022     535,901
 Other policyholder benefits...............     36,535      36,627      34,524
                                            ----------  ----------  ----------
   Total policyholder benefits.............  1,454,636   1,339,482   1,236,547
 Amortization of deferred acquisition
  costs....................................    301,793     274,837     247,800
 Commissions and premium taxes.............    163,461     150,869     160,655
 Other operating expense...................    129,142     121,186     115,069
 Amortization of goodwill..................     12,075      12,075      12,075
 Interest expense..........................     44,506      54,487      52,341
                                            ----------  ----------  ----------
   Total benefits and expenses.............  2,105,613   1,952,936   1,824,487
Income from continuing operations before
 income taxes and preferred securities
 dividends.................................    601,429     562,958     402,408
Income taxes...............................   (205,967)   (190,841)   (134,320)
Preferred securities dividends (net of
 tax)......................................     (4,532)    (10,284)     (9,158)
                                            ----------  ----------  ----------
   Net income from continuing operations...    390,930     361,833     258,930
Discontinued operations:
 Loss on disposal of Waddell & Reed (less
  applicable income tax benefit of $571)...        -0-         -0-      (1,060)
 Loss on disposal of energy operations
  (less applicable income tax benefit of
  $1,766)..................................     (3,280)        -0-         -0-
                                            ----------  ----------  ----------
   Net income before extraordinary item and
    cumulative effect of change in
    accounting principle...................    387,650     361,833     257,870
Gain (loss) on redemption of debt (less
 applicable income tax benefit of $148 in
 2001 and net of income tax expense of $109
 in 2000) .................................       (277)        202         -0-
Loss on redemption of monthly income
 preferred securities (less applicable
 income tax benefit of $2,303).............     (4,276)        -0-         -0-
                                            ----------  ----------  ----------
   Net income before cumulative effect of
    change in accounting principle.........    383,097     362,035     257,870
Cumulative effect of change in accounting
 principle (less applicable income tax
 benefit of $14,314 in 2001 and net of
 income tax expense of $8,661 in 1999).....    (26,584)        -0-      16,086
                                            ----------  ----------  ----------
   Net income.............................. $  356,513  $  362,035  $  273,956
                                            ==========  ==========  ==========


                                  (Continued)

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
               CONSOLIDATED STATEMENT OF OPERATIONS--(Continued)
                  (Amounts in thousands except per share data)

                                                               Year Ended
                                                              December 31,
                                                            ------------------
                                                            2001   2000  1999
                                                            -----  ----- -----
Basic net income per share:
 Continuing operations..................................... $3.12  $2.83 $1.95
 Discontinued operations:
  Loss on disposal (net of tax)............................  (.02)   -0-  (.01)
                                                            -----  ----- -----
 Net income before extraordinary item and cumulative effect
  of change in accounting principle........................  3.10   2.83  1.94
  Loss on redemption of monthly income preferred securities
   (net of tax)............................................  (.04)   -0-   -0-
                                                            -----  ----- -----
 Net income before cumulative effect of change in
  accounting principle.....................................  3.06   2.83  1.94
  Cumulative effect of change in accounting principle (net
   of tax).................................................  (.21)   -0-   .12
                                                            -----  ----- -----
   Net income.............................................. $2.85  $2.83 $2.06
                                                            =====  ===== =====
Diluted net income per share:
 Continuing operations..................................... $3.11  $2.82 $1.93
 Discontinued operations:
  Loss on disposal (net of tax)............................  (.03)   -0-  (.01)
                                                            -----  ----- -----
 Net income before extraordinary item and cumulative effect
  of change in accounting principle........................  3.08   2.82  1.92
  Loss on redemption of monthly income preferred securities
   (net of tax)............................................  (.04)   -0-   -0-
                                                            -----  ----- -----
 Net income before cumulative effect of change in
  accounting principle.....................................  3.04   2.82  1.92
  Cumulative effect of change in accounting principle (net
   of tax).................................................  (.21)   -0-   .12
                                                            -----  ----- -----
   Net income.............................................. $2.83  $2.82 $2.04
                                                            =====  ===== =====


          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                                    Year Ended December 31,
                                                  ----------------------------
                                                    2001     2000      1999
                                                  -------- --------  ---------
Net income....................................... $356,513 $362,035  $ 273,956
Other comprehensive income:
  Unrealized investment gains (losses):
   Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising
     during period...............................  190,627   36,875   (568,398)
    Reclassification adjustment for (gains)
     losses on securities included in net income.    6,941   12,089     29,930
    Reclassification adjustment for change in
     accounting principle........................   40,899      -0-        -0-
    Reclassification adjustment for amortization
     of (discount) and premium...................  (6,988)   (3,710)    (1,266)
    Foreign exchange adjustment on securities
     marked to market............................    2,525    1,333     (1,159)
                                                  -------- --------  ---------
   Unrealized gains (losses) on securities.......  234,004   46,587   (540,893)
   Unrealized gains (losses) on other
    investments..................................    (360)      922         81
   Unrealized gains (losses) on deferred
    acquisition costs............................ (20,444)   (5,340)    48,380
                                                  -------- --------  ---------
    Total unrealized investment gains (losses)...  213,200   42,169   (492,432)
    Applicable tax............................... (74,621)  (14,764)   171,760
                                                  -------- --------  ---------
  Unrealized investment gains (losses), net of
   tax...........................................  138,579   27,405   (320,672)
  Foreign exchange translation adjustments, other
   than securities...............................  (2,487)   (1,589)     1,949
    Applicable tax...............................      -0-      -0-        -0-
                                                  -------- --------  ---------
  Foreign exchange translation adjustments, net
   of tax........................................  (2,487)   (1,589)     1,949
Other comprehensive income (loss)................  136,092   25,816   (318,723)
                                                  -------- --------  ---------
    Comprehensive income (loss).................. $492,605 $387,851  $ (44,767)
                                                  ======== ========  =========




          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  (Amounts in thousands except per share data)

                                                           Accumulated
                                              Additional      Other                                  Total
                         Preferred  Common     Paid-in    Comprehensive  Retained     Treasury   Shareholders'
                           Stock     Stock     Capital    Income (Loss)  Earnings      Stock        Equity
                         --------- ---------  ----------  ------------- -----------  ----------  -------------
Year Ended December 31,
 1999
-----------------------
 Balance at January 1,
  1999..................   $ -0-   $ 147,801  $ 610,925     $ 144,501   $ 1,707,933  $ (351,632)  $ 2,259,528

Comprehensive loss......                                     (318,723)      273,956                   (44,767)
Common dividends
 declared ($0.36 a
 share).................                                                    (47,739)                  (47,739)
Acquisition of treasury
 stock--
 common.................                                                               (221,878)     (221,878)
Grant of deferred stock
 options................                            482                                                   482
Lapse of restricted
 stock grant............                            364                                    (364)          -0-
Value of restricted
 stock grants and
 options................                            797                                                   797
Exercise of stock
 options................                          9,750                     (23,663)     60,827        46,914
                           -----   ---------  ---------     ---------   -----------  ----------   -----------
 Balance at December 31,
  1999..................     -0-     147,801    622,318      (174,222)    1,910,487    (513,047)    1,993,337

Year Ended December 31,
 2000
-----------------------

Comprehensive income....                                       25,816       362,035                   387,851
Common dividends
 declared ($0.36 a
 share).................                                                    (45,917)                  (45,917)
Acquisition of treasury
 stock--
 common.................                                                               (147,008)     (147,008)
Grant of deferred stock
 options................                            374                                                   374
Value of restricted
 stock grants and
 options................                            675                                                   675
Exercise of stock
 options................                          3,163                      (5,934)     15,819        13,048
                           -----   ---------  ---------     ---------   -----------  ----------   -----------
 Balance at December 31,
  2000..................     -0-     147,801    626,530      (148,406)    2,220,671    (644,236)    2,202,360

Year Ended December 31,
 2001
-----------------------

Comprehensive income....                                      136,092       356,513                   492,605
Common dividends
 declared ($0.36 a
 share).................                                                    (44,873)                  (44,873)
Acquisition of treasury
 stock--
 common.................                                                              (303,085)      (303,085)
Grant of deferred stock
 options................                            526                                                   526
Value of restricted
 stock grants and
 options................                            701                                                   701
Exercise of stock
 options................                         13,958                     (26,355)    161,290       148,893
Retirement of treasury
 stock..................             (21,000)   (89,081)                   (527,053)    637,134           -0-
                           -----   ---------  ---------     ---------   -----------  ----------   -----------
 Balance at December 31,
  2001..................   $ -0-   $ 126,801   $552,634      $(12,314)  $ 1,978,903  $ (148,897)  $ 2,497,127
                           =====   =========  =========     =========   ===========  ==========   ===========



          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOW
                             (Amounts in thousands)

                                                     Year Ended December 31,
                                                   ----------------------------
                                                     2001      2000      1999
                                                   --------- --------  --------
Net income.......................................  $ 356,513 $362,035  $273,956
Adjustments to reconcile net income to cash
 provided from operations:
  Increase in future policy benefits.............    263,837  231,973   206,724
  Increase in other policy benefits..............     11,600   28,100    20,730
  Deferral of policy acquisition costs...........  (429,280) (462,174) (419,590)
  Amortization of deferred policy acquisition
   costs.........................................    301,793  274,837   247,800
  Change in deferred and accrued income taxes....     82,141   98,028   (30,434)
  Depreciation...................................      5,822    6,859     8,840
  Realized losses on sale of investments,
   subsidiaries, and properties..................      2,432    5,322   110,971
  Change in accounts payable and other
   liabilities...................................      8,152    5,206    43,930
  Change in receivables..........................    (3,761)  (18,333)   70,119
  Other accruals and adjustments.................     22,265      921     3,314
  Change in accounting principle.................     40,899      -0-   (24,747)
                                                   --------- --------  --------
  Cash provided from operations..................  $ 662,413 $532,774  $511,613
                                                   ========= ========  ========

                                  (Continued)


          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOW--(Continued)
                             (Amounts in thousands)

                                                Year Ended December 31,
                                           -----------------------------------
                                              2001        2000        1999
                                           ----------  ----------  -----------
Cash provided from operations............. $  662,413  $  532,774  $   511,613
Cash provided from (used for) investment
 activities:
 Investments sold or matured:
  Fixed maturities available for sale--
   sold...................................    880,929     629,111    1,240,652
  Fixed maturities available for sale--
   matured, called, and repaid............    263,295     226,314      413,264
  Equity securities.......................        -0-      39,693          260
  Mortgage loans..........................     12,240       1,347       26,496
  Real estate.............................        731       2,471      124,173
  Other long-term investments.............      1,996         109       11,338
                                           ----------  ----------  -----------
    Total investments sold or matured.....  1,159,191     899,045    1,816,183
 Acquisition of investments:
  Fixed maturities--available for sale.... (1,532,344) (1,099,179)  (2,118,362)
  Equity securities.......................        -0-         -0-       (3,400)
  Mortgage loans..........................     (6,181)    (25,372)      (5,421)
  Real estate.............................       (464)     (1,398)     (29,639)
  Net increase in policy loans............    (11,659)    (10,713)     (10,842)
  Other long-term investments.............    (15,180)       (547)     (10,949)
                                           ----------  ----------  -----------
    Total investments acquired............ (1,565,828) (1,137,209)  (2,178,613)
 Net (increase) decrease in short-term
  investments.............................    (33,581)       (302)     (24,343)
 Dispositions of properties...............      1,159       1,266        8,091
 Additions to properties..................     (3,692)     (6,508)      (8,494)
                                           ----------  ----------  -----------
Cash used for investment activities.......   (442,751)   (243,708)    (387,176)
Cash provided from (used for) financing
 activities:
 Issuance of common stock.................    135,003       9,886       37,164
 Issuance of 6.25% senior notes...........    177,771         -0-          -0-
 Additions to debt........................        -0-         -0-       63,152
 Cash dividends paid to shareholders......    (45,188)    (46,422)     (48,175)
 Repayments of debt.......................   (133,454)    (95,390)     (12,129)
 Acquisition of treasury stock............   (303,085)   (147,008)    (221,878)
 Redemption of monthly income preferred
  securities..............................   (200,000)        -0-          -0-
 Issuance of trust preferred securities...    144,554         -0-          -0-
 Net receipts (payments) from deposit
  product operations......................    (26,638)     10,516       66,950
                                           ----------  ----------  -----------
Cash provided from (used for) financing
 activities...............................   (251,037)   (268,418)    (114,916)
 Increase (decrease) in cash..............    (31,375)     20,648        9,521
 Cash at beginning of year................     35,089      14,441        4,920
                                           ----------  ----------  -----------
 Cash at end of year...................... $    3,714  $   35,089  $    14,441
                                           ==========  ==========  ===========

          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar amounts in thousands except per share data)

Note 1--Significant Accounting Policies

  Business: Torchmark Corporation (Torchmark) through its subsidiaries provides a variety of life and health insurance products and annuities to a broad base of customers.

  Basis of Presentation: The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Principles of Consolidation: The financial statements include the results of Torchmark and its wholly-owned subsidiaries. Subsidiaries which are not majority-owned are reported on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Investments: Torchmark classifies all of its fixed maturity investments, which include bonds and redeemable preferred stocks, as available for sale. Investments classified as available for sale are carried at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in other accumulated comprehensive income. Investments in equity securities, which include common and nonredeemable preferred stocks, are reported at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in other accumulated comprehensive income. Policy loans are carried at unpaid principal balances. Mortgage loans are carried at amortized cost. Investments in real estate are reported at cost less allowances for depreciation, which are calculated on the straight line method. Short-term investments include investments in certificates of deposit and other interest-bearing time deposits with original maturities within twelve months. If an investment becomes permanently impaired, such impairment is treated as a realized loss and the investment is adjusted to fair market value.

  Gains and losses realized on the disposition of investments are recognized as revenues and are determined on a specific identification basis.

  Realized investment gains and losses and investment income attributable to separate accounts are credited to the separate accounts and have no effect on Torchmark's net income. Investment income attributable to all other insurance policies and products is included in Torchmark's net investment income. Net investment income for the years ended December 31, 2001, 2000, and 1999, included $321 million, $305 million, and $288 million, respectively, which was allocable to policyholder reserves or accounts. Realized investment gains and losses are not allocable to insurance policyholders' liabilities.

  Determination of Fair Values of Financial Instruments: Fair value for cash, short-term investments, short-term debt, receivables and payables approximates carrying value. Fair values for investment securities are based on quoted market prices, where available. Otherwise, fair values are based on quoted market prices of comparable instruments. Mortgages are valued using discounted cash flows. Substantially all of Torchmark's long-term debt, along with the monthly income preferred securities and trust preferred securities, is valued based on quoted market prices.

  Cash: Cash consists of balances on hand and on deposit in banks and financial institutions. Overdrafts arising from the overnight investment of funds offset cash balances on hand and on deposit.

  Recognition of Premium Revenue and Related Expenses: Premiums for insurance contracts which are not defined as universal life-type according to Statement of Financial Accounting Standards (SFAS) No. 97 are recognized as revenue over the premium-paying period of the policy. Profits for limited-payment life insurance contracts as defined by SFAS 97 are recognized over the contract period. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Variable annuity products are also assessed an investment management fee and a sales charge. Life premium includes policy charges of $71.3 million, $71.4 million, and $71.9 million for the years ended December 31, 2001, 2000, and 1999, respectively. Other premium includes annuity policy charges for the years ended December 31, 2001,

              (Dollar amounts in thousands except per share data)

Note 1--Significant Accounting Policies (continued)

2000, and 1999, of $59.5 million, $52.2 million, and $40.5 million, respectively. Profits are also earned to the extent that investment income exceeds policy requirements. The related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of deferred acquisition costs in a manner which recognizes profits as they are earned over the same period.

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

  Impairments: Torchmark accounts for impairments in accordance with the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This standard requires that certain long-lived assets used in Torchmark's business as well as certain intangible assets, including goodwill, be reviewed for impairment when circumstances indicate that these assets may not be recoverable, and further provides how such impairment shall be determined and measured. It also requires that long-lived assets and intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Except for Torchmark's writedown of asset-backed securities in 2001, as discussed in Note 15--Changes in Accounting Principles on page 68 of this report, and the writedown of real estate in 1999, as discussed in Note 3--Investments on page 56 of this report, there were no significant impairments in the three years ending 2001.

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

  The Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective on January 1, 2002. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment method. Accordingly, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement. Goodwill will be tested annually for impairment based on the specific requirements outlined by SFAS No. 142. Torchmark adopted SFAS No. 142 on January 1, 2002. While Torchmark is currently assessing the impact of SFAS No. 142 on its consolidated financial statements, it does not appear that goodwill is impaired. Because of the requirements of this Statement, Torchmark's goodwill will be frozen at the December 2001 balance and not amortized. At December 31, 2001, Torchmark's goodwill was $378 million and previous annual goodwill amortization expense was approximately $12 million.

  Treasury Stock: Torchmark accounts for purchases of treasury stock on the cost method. Issuance of treasury stock is accounted for using the weighted-average cost method.

  Reclassifications: Certain amounts in the consolidated financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported shareholders' equity or net income during the periods involved.

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

  Earnings Per Share: Torchmark presents basic and diluted earnings per share
(EPS) on the face of the income statement and a reconciliation of basic EPS to diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Weighted average common shares outstanding for each period are as follows:
2001--125,134,535, 2000--128,089,235, and 1999--133,197,023.  Diluted EPS is
calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts which could be exercised or converted into common shares. Weighted average diluted shares outstanding for each period are as follows: 2001--125,860,869, 2000--128,353,404, and 1999--
133,985,943.

              (Dollar amounts in thousands except per share data)

Note 2--Statutory Accounting

  Insurance subsidiaries of Torchmark are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders' equity on a statutory basis for the insurance subsidiaries were as follows:

                                    Net Income            Shareholders' Equity
                             Year Ended December 31,        At December 31,
                            -------------------------- --------------------------
                              2001     2000     1999     2001     2000     1999
                            -------- -------- -------- -------- -------- --------
   Life insurance subsidi-
    aries.................. $243,325 $239,804 $193,253 $766,328 $717,554 $667,168

  In 2001, Liberty National Life Insurance Company (Liberty) paid $40 million and in 1999, Liberty paid $61 million and Globe Life And Accident Insurance Company paid $34.5 million in extraordinary dividends to Torchmark. Extraordinary dividends require regulatory approval.

  The excess, if any, of shareholders' equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution to Torchmark without regulatory approval.

  A reconciliation of Torchmark's insurance subsidiaries' statutory net income to Torchmark's consolidated GAAP net income is as follows:

                                                  Year Ended December 31,
                                                ------------------------------
                                                  2001      2000       1999
                                                --------  ---------  ---------
      Statutory net income..................... $243,325  $ 239,804  $ 193,253
      Deferral of acquisition costs............  429,280    462,174    419,590
      Amortization of acquisition costs........ (301,793)  (274,837)  (247,800)
      Differences in insurance policy liabili-
       ties....................................   86,133     37,771     80,088
      Deferred income taxes....................  (87,093)   (84,585)   (63,576)
      Income of noninsurance affiliates........  (73,235)   (53,631)   (62,711)
      Other....................................   59,896     35,339    (44,888)
                                                --------  ---------  ---------
        GAAP net income........................ $356,513  $ 362,035  $ 273,956
                                                ========  =========  =========

  A reconciliation of Torchmark's insurance subsidiaries' statutory shareholders' equity to Torchmark's consolidated GAAP shareholders' equity is as follows:

                                     Year Ended
                                    December 31,
                                ----------------------
                                   2001        2000
                                ----------  ----------
      Statutory shareholders'
       equity.................  $  766,328  $  717,554
      Differences in insurance
       policy liabilities.....     741,253     591,535
      Deferred acquisition
       costs..................   2,066,423   1,942,161
      Value of insurance pur-
       chased.................     115,939     133,158
      Deferred income taxes...    (638,052)   (461,858)
      Debt of parent company..    (740,189)   (695,137)
      Preferred securities....    (144,557)   (193,395)
      Asset valuation re-
       serves.................      61,183      63,945
      Nonadmitted assets......      33,205      46,331
      Goodwill................     378,436     390,509
      Fair market value ad-
       justment on fixed matu-
       rities.................     (28,470)   (225,978)
      Other...................    (114,372)   (106,465)
                                ----------  ----------
       GAAP shareholders' eq-
       uity...................  $2,497,127  $2,202,360
                                ==========  ==========

              (Dollar amounts in thousands except per share data)

Note 3--Investments

                                                  Year Ended December 31,
                                                -----------------------------
                                                  2001      2000      1999
                                                --------  --------  ---------
Investment income is summarized as follows:
  Fixed maturities............................. $468,357  $445,146  $ 409,695
  Equity securities............................       33       378        488
  Mortgage loans on real estate................    9,196     9,281      7,720
  Investment real estate.......................    2,233     2,693      7,889
  Policy loans.................................   18,225    16,981     16,308
  Other long-term investments..................    4,895     7,637     11,245
  Short-term investments.......................    6,582     5,728      4,066
                                                --------  --------  ---------
                                                 509,521   487,844    457,411
  Less investment expense......................  (17,691)  (15,418)   (10,074)
                                                --------  --------  ---------
  Net investment income........................ $491,830  $472,426  $ 447,337
                                                ========  ========  =========
An analysis of gains (losses) from investments
 is as follows:
  Realized investment gains (losses):
   Fixed maturities............................ $ (7,429) $(15,328) $ (30,145)
   Equity securities...........................      -0-     3,239        215
   Other.......................................    4,997     6,767    (81,041)
                                                --------  --------  ---------
                                                  (2,432)   (5,322)  (110,971)
  Adjustment to deferred acquisition costs ....      -0-       -0-        -0-
                                                --------  --------  ---------
                                                  (2,432)   (5,322)  (110,971)
  Applicable tax...............................      851     1,863     38,840
                                                --------  --------  ---------
  Gains (losses) from investments, net of tax.. $ (1,581) $ (3,459) $ (72,131)
                                                ========  ========  =========
An analysis of the net change in unrealized
 investment gains (losses) is as follows:
  Equity securities............................ $     28  $  7,803  $ (15,519)
  Fixed maturities available for sale..........  233,976    38,784   (525,374)
  Other long-term investments and foreign
   exchange translation adjustments............   (2,847)     (667)     2,028
  Adjustment to deferred acquisition costs.....  (20,444)   (5,340)    48,382
                                                --------  --------  ---------
                                                 210,713    40,580   (490,483)
  Applicable tax...............................  (74,621)  (14,764)   171,760
                                                --------  --------  ---------
  Change in unrealized gains (losses), net of
   tax......................................... $136,092  $ 25,816  $(318,723)
                                                ========  ========  =========

              (Dollar amounts in thousands except per share data)

Note 3--Investments (continued)

  A summary of fixed maturities available for sale and equity securities by amortized cost and estimated fair value at December 31, 2001 and 2000 is as follows:

                          Cost or     Gross      Gross                Amount per  % of Total
                         Amortized  Unrealized Unrealized     Fair    the Balance   Fixed
                            Cost      Gains      Losses      Value       Sheet    Maturities
                         ---------- ---------- ----------  ---------- ----------- ----------
2001:
-----
Fixed maturities
 available for sale:
 Bonds:
  U.S. Government direct
   obligations and
   agencies............. $   60,010  $  2,877  $     (12)  $   62,875 $   62,875      1.0%
  GNMAs.................    192,540    12,740        -0-      205,280    205,280      3.1
  Mortgage-backed
   securities, GNMA
   collateral...........      1,604         7        -0-        1,611      1,611      0.0
  Other mortgage-backed
   securities...........    259,922    14,541        (14)     274,449    274,449      4.2
  State, municipalities
   and political
   subdivisions.........    177,343    10,345     (1,891)     185,797    185,797      2.8
  Foreign governments...     46,786     3,551       (156)      50,181     50,181      0.8
  Public utilities......    900,116    19,250    (28,136)     891,230    891,230     13.7
  Industrial and
   miscellaneous........  4,832,766   128,508   (163,444)   4,797,830  4,797,830     73.5
  Asset-backed
   securities...........     57,157     1,651     (1,632)      57,176     57,176      0.9
 Redeemable preferred
  stocks................        -0-       -0-        -0-          -0-        -0-      0.0
                         ----------  --------  ---------   ---------- ----------     ----
  Total fixed maturities
   .....................  6,528,244   193,470   (195,285)   6,526,429  6,526,429      100%
Equity securities:
 Common stocks:
  Banks and insurance
   companies............        427        88         (5)         510        510
  Industrial and all
   others...............        239       -0-       (178)          61         61
                         ----------  --------  ---------   ---------- ----------
  Total equity
   securities...........        666        88       (183)         571        571
                         ----------  --------  ---------   ---------- ----------
  Total fixed maturities
   and equity
   securities........... $6,528,910  $193,558  $(195,468)  $6,527,000 6,527,000
                         ==========  ========  =========   ========== ==========

2000:
-----
Fixed maturities avail-
 able for sale:
 Bonds:
  U.S. Government direct
   obligations and
   agencies............. $   73,838  $  1,554  $      (4)  $   75,388 $   75,388      1.3%
  GNMAs.................    258,172    10,387       (777)     267,782    267,782      4.5
  Mortgage-backed
   securities, GNMA
   collateral...........      8,454        46        (12)       8,488      8,488      0.1
  Other mortgage-backed
   securities...........    370,257    12,770       (332)     382,695    382,695      6.4
  State, municipalities
   and political
   subdivisions.........    309,812    11,345     (1,849)     319,308    319,308      5.4
  Foreign governments...     46,393     1,328         (2)      47,719     47,719      0.8
  Public utilities......    658,837    13,102    (23,753)     648,186    648,186     10.9
  Industrial and
   miscellaneous........  4,308,625    54,389   (301,684)   4,061,330  4,061,330     68.3
  Asset-backed
   securities...........    148,600       645    (13,192)     136,053    136,053      2.3
 Redeemable preferred
  stocks................      2,512        54        -0-        2,566      2,566      0.0
                         ----------  --------  ---------   ---------- ----------     ----
  Total fixed maturities
   .....................  6,185,500   105,620   (341,605)   5,949,515  5,949,515      100%
Equity securities:
 Common stocks:
  Banks and insurance
   companies............        427        81         (8)         500        500
  Industrial and all
   others...............        239       -0-       (196)          43         43
                         ----------  --------  ---------   ---------- ----------
  Total equity
   securities...........        666        81       (204)         543        543
                         ----------  --------  ---------   ---------- ----------
  Total fixed maturities
   and equity
   securities........... $6,186,166  $105,701  $(341,809)  $5,950,058 $5,950,058
                         ==========  ========  =========   ========== ==========

              (Dollar amounts in thousands except per share data)

Note 3--Investments (continued)

  A schedule of fixed maturities by contractual maturity at December 31, 2001 is shown below on an amortized cost basis and on a fair value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

                                        Amortized     Fair
                                           Cost      Value
                                        ---------- ----------
           Fixed maturities available
           for sale:
            Due in one year or less...  $   62,964 $   64,234
            Due from one to five
             years....................     893,935    911,877
            Due from five to ten
             years....................   2,474,317  2,518,396
            Due after ten years.......   2,585,805  2,493,406
                                        ---------- ----------
                                         6,017,021  5,987,913
            Mortgage-backed and asset-
             backed securities........     511,223    538,516
                                        ---------- ----------
                                        $6,528,244 $6,526,429
                                        ========== ==========

  Proceeds from sales of fixed maturities available for sale were $881 million in 2001, $629 million in 2000, and $1.24 billion in 1999. Gross gains realized on those sales were $20.6 million in 2001, $8.2 million in 2000 and $4.3 million in 1999. Gross losses were $21.4 million in 2001, $10.7 million in 2000, and $36.5 million in 1999. There were no sales of equity securities available for sale during 2001. Proceeds from sales of equity securities available for sale were $39.7 million in 2000 and $260 thousand in 1999. Gross gains realized on those sales were $6.5 million in 2000 and $215 thousand in 1999. Gross losses were $3.2 million in 2000 and -0- in 1999.

  Torchmark had $9.0 million in investment real estate at December 31, 2001, which was nonincome producing during the previous twelve months. These properties consisted primarily of undeveloped land. Torchmark had $1.4 million in nonincome producing mortgages as of December 31, 2001. Torchmark had $1.9 million in nonincome producing fixed maturities at December 31, 2001. There were no other long-term investments which were nonincome producing at December 31, 2001.

  In 1999, Torchmark disposed of most of its investment real estate. In the second quarter of 1999, efforts to dispose of these properties revealed that the carrying value of the real estate exceeded its estimated realizable value. For this reason Torchmark wrote down its investment real estate portfolio to its estimated realizable value as of June 30, 1999. This write down resulted in a pretax loss of $64 million, or $41 million after tax. The majority of the investment real estate was sold in two transactions in the latter half of 1999 for total consideration of $123 million, of which $111 million was in cash and the remainder in a ten-year collateralized note. After the sales, Torchmark retained $16.4 million in investment real estate, of which $8 million was included with properties partially occupied by Torchmark subsidiaries. At December 31, 2001, Torchmark owned $14.1 million in investment real estate, of which $7.5 million was included with properties partially occupied by Torchmark subsidiaries.

              (Dollar amounts in thousands except per share data)

Note 4--Property and Equipment


  A summary of property and equipment used in the business is as follows:

                                       December 31, 2001     December 31, 2000
                                     --------------------- ---------------------
                                              Accumulated           Accumulated
                                       Cost   Depreciation   Cost   Depreciation
                                     -------- ------------ -------- ------------
Company occupied real estate........ $ 61,159   $32,324    $ 59,920   $29,956
Data processing equipment...........   23,131    21,440      22,206    20,884
Transportation equipment............    6,920     3,029       7,430     2,995
Furniture and office equipment......   19,941    18,221      19,315    16,342
                                     --------   -------    --------   -------
                                     $111,151   $75,014    $108,871   $70,177
                                     ========   =======    ========   =======

  Depreciation expense on property used in the business was $5.2 million, $6.3 million, and $5.6 million in each of the years 2001, 2000, and 1999, respectively.

              (Dollar amounts in thousands except per share data)


Note 5--Deferred Acquisition Costs and Value of Insurance Purchased

  An analysis of deferred acquisition costs and the value of insurance purchased is as follows:

                                  2001                    2000                    1999
                          ----------------------  ----------------------  ----------------------
                           Deferred    Value of    Deferred    Value of    Deferred    Value of
                          Acquisition  Insurance  Acquisition  Insurance  Acquisition  Insurance
                             Costs     Purchased     Costs     Purchased     Costs     Purchased
                          -----------  ---------  -----------  ---------  -----------  ---------
Balance at beginning of
 year...................  $1,942,161   $133,158   $1,741,570   $151,752   $1,502,512   $170,640
 Additions:
  Deferred during peri-
   od:
  Commissions...........     265,116        -0-      290,597        -0-      246,174        -0-
  Other expenses........     164,164        -0-      171,577        -0-      173,416        -0-
                          ----------   --------   ----------   --------   ----------   --------
   Total deferred.......     429,280        -0-      462,174        -0-      419,590        -0-
 Adjustment attributable
  to unrealized invest-
  ment losses(1)........         -0-        -0-          -0-        -0-       48,380        -0-
                          ----------   --------   ----------   --------   ----------   --------
   Total additions......         -0-        -0-      462,174        -0-      467,970        -0-
 Deductions:
  Amortized during peri-
   od...................    (284,574)   (17,219)    (256,243)   (18,594)    (228,912)   (18,888)
  Adjustment
   attributable to
   unrealized investment
   gains(1).............     (20,444)       -0-       (5,340)       -0-          -0-        -0-
                          ----------   --------   ----------   --------   ----------   --------
   Total deductions.....    (305,018)   (17,219)    (261,583)   (18,594)    (228,912)   (18,888)
                          ----------   --------   ----------   --------   ----------   --------
Balance at end of year..  $2,066,423   $115,939   $1,942,161   $133,158   $1,741,570   $151,752
                          ==========   ========   ==========   ========   ==========   ========

--------
(1) Represents amounts pertaining to investments relating to universal life-type products.

  The amount of interest accrued on the unamortized balance of value of insurance purchased was $7.7 million, $9.1 million, and $10.5 million, for the years ended December 31, 2001, 2000, and 1999, respectively. The average interest rates used for the years ended December 31, 2001, 2000, and 1999, were 6.2%, 6.4%, and 6.5%, respectively. The estimated amortization, net of interest accrued, on the unamortized balance at December 31, 2001 during each of the next five years is: 2002, $14.7 million; 2003, $12.1 million; 2004, $10.1 million; 2005, $8.7 million; and 2006, $7.5 million.

  In the event of lapses or early withdrawals in excess of those assumed, deferred acquisition costs and the value of insurance purchased may not be recoverable.

Note 6--Discontinued Operations

  Waddell & Reed. In 1998, Torchmark spun off to its stockholders its remaining interest in Waddell & Reed, Inc. (Waddell & Reed). Waddell & Reed is an asset management institution which prior to 1998 was a wholly-owned Torchmark subsidiary. The spin off was accounted for as a disposal of a segment. In connection with the transaction, Torchmark incurred a tax in 1999 which has been included as discontinued operations in the after-tax amount of $1 million. Waddell & Reed continued to market certain products on behalf of a Torchmark subsidiary after the transaction under various sales agreements. In 2001, all of these agreements were terminated. As of December 31, 2001, there is no longer any significant affiliation with Waddell & Reed.

  Energy. In 1996, Torchmark divested itself of the majority of its energy operations, which was accounted for as the disposal of a segment. At the time of the disposition, there was pending litigation in which Torchmark was named as a party. This litigation was settled in 2001, resulting in an after-tax charge of $3.3 million which is reflected in discontinued operations.

              (Dollar amounts in thousands except per share data)

Note 7--Future Policy Benefit Reserves

  A summary of the assumptions used in determining the liability for future policy benefits at December 31, 2001 is as follows:

                           Individual Life Insurance

Interest assumptions:

                                                  Percent of
           Years of Issue      Interest Rates     Liability
           --------------   --------------------- ----------
           1917-2001                        3.00%      2%
           1947-1954                        3.25%      1
           1927-1989                        3.50%      1
           1955-1961                        3.75%      1
           1925-2001                        4.00%     10
           1962-1969        4.50% graded to 4.00%      2
           1970-1980        5.50% graded to 4.00%      3
           1970-2001                        5.50%      1
           1929-2001                        6.00%     21
           1986-1994        7.00% graded to 6.00%     12
           1954-2001        8.00% graded to 6.00%     12
           1951-1985        8.50% graded to 6.00%      8
           2000-2001                        7.00%      1
           1980-1987        8.50% graded to 7.00%      1
           1984-2000           Interest Sensitive     24
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

                          Individual Health Insurance

Interest assumptions:

                                                  Percent of
           Years of Issue      Interest Rates     Liability
           --------------   --------------------- ----------
           1962-2001                        3.00%      2%
           1982-2001                        4.50%      3
           1993-2001                        6.00%     28
           1986-1992        7.00% graded to 6.00%     41
           1955-2001        8.00% graded to 6.00%     22
           1951-1986        8.50% graded to 6.00%      4
                                                     ---
                                                     100%
                                                     ===

              (Dollar amounts in thousands except per share data)

Note 7--Future Policy Benefit Reserves (continued)

Morbidity assumptions:

  For individual health, the morbidity assumptions are based on either Torchmark's experience or the assumptions used in calculating statutory reserves.

Termination assumptions:

  Termination assumptions are based on Torchmark's experience.

Overall Interest Assumptions

  The overall average interest assumption for determining the liability for future life and health insurance benefits in 2001 was 6.1%.

Note 8--Liability for Unpaid Health Claims

  Activity in the liability for unpaid health claims is summarized as follows:

                                                       Year ended December 31,
                                                      --------------------------
                                                        2001     2000     1999
                                                      -------- -------- --------
     Balance at beginning of year:................... $183,147 $162,137 $145,802
     Incurred related to:
      Current year...................................  664,876  603,641  555,595
      Prior year.....................................    2,363    6,365    8,297
                                                      -------- -------- --------
     Total incurred..................................  667,239  610,006  563,892
     Paid related to:
      Current year...................................  501,977  440,370  364,623
      Prior year.....................................  163,353  148,626  182,934
                                                      -------- -------- --------
     Total paid......................................  665,330  588,996  547,557
                                                      -------- -------- --------
     Balance at end of year.......................... $185,056 $183,147 $162,137
                                                      ======== ======== ========

  As a result of the differences between estimated and actual claim experience in prior years, the provision for claims increased $2.4 million, $6.4 million, and $8.3 million in each of the years 2001, 2000, and 1999, respectively.

  The liability for unpaid health claims is included with "Policy claims and other benefits payable" on the Consolidated Balance Sheet.

Note 9--Supplemental Disclosures of Cash Flow Information

  The following table summarizes Torchmark's noncash transactions, which are not reflected on the Statement of Cash Flow:

                                                              Year Ended
                                                             December 31,
                                                         ---------------------
                                                          2001    2000   1999
                                                         ------- ------ ------
    Paid-in capital from tax benefit for stock option
     exercises.......................................... $13,890 $3,163 $9,750
    Deferred option grants..............................     526    374    482

  The following table summarizes certain amounts paid during the period:

                                                        Year Ended December 31,
                                                        ------------------------
                                                         2001    2000     1999
                                                        ------- ------- --------
    Interest paid...................................... $45,650 $54,748 $ 52,704
    Income taxes paid..................................  89,675  79,241  148,223

              (Dollar amounts in thousands except per share data)

Note 10--Income Taxes

  Torchmark and its subsidiaries file a life-nonlife consolidated federal income tax return.

  Total income taxes were allocated as follows:

                                                    Year Ended December 31,
                                                  -----------------------------
                                                    2001      2000      1999
                                                  --------  --------  ---------
   Income from continuing operations............  $205,967  $190,841  $ 134,320
   Discontinued operations......................    (1,766)      -0-       (571)
   Monthly income preferred securities dividend.    (2,441)   (5,538)    (4,932)
   Changes in accounting principles.............   (14,315)      -0-      8,661
   Shareholders' equity:
    Unrealized gains (losses)...................    74,689    14,807   (171,757)
    Tax basis compensation expense (from the
     exercise of stock options) in excess of
     amounts recognized for financial reporting
     purposes...................................   (13,958)   (3,164)    (9,751)
   Other........................................    (3,428)   (3,803)    (9,935)
                                                  --------  --------  ---------
                                                  $244,748  $193,143  $ (53,965)
                                                  ========  ========  =========

  Income tax expense attributable to income from continuing operations consists of:

                                                      Year ended December 31,
                                                     --------------------------
                                                       2001     2000     1999
                                                     -------- -------- --------
   Current income tax expense....................... $146,407 $116,773 $ 85,917
   Deferred income tax expense......................   59,560   74,068   48,403
                                                     -------- -------- --------
                                                     $205,967 $190,841 $134,320
                                                     ======== ======== ========

  In 2001, 2000, and 1999, deferred income tax expense was incurred because of certain differences between net income from continuing operations before income taxes as reported on the consolidated statement of operations and taxable income as reported on Torchmark's income tax returns. As explained in
Note 1, these differences caused the financial statement book values of some assets and liabilities to be different from their respective tax bases.

  The effective income tax rate differed from the expected 35% rate as shown below:

                                            Year ended December 31,
                                     -------------------------------------------
                                       2001     %     2000     %     1999     %
                                     --------  ---  --------  ---  --------  ---
   Expected income taxes............ $210,500   35% $197,035   35% $140,843   35%
   Increase (reduction) in income
    taxes resulting from:
    Tax-exempt investment income....   (7,754)  (1)   (9,546)  (2)   (8,798)  (2)
    Other...........................    3,221   --     3,352    1     2,275    1
                                     --------  ---  --------  ---  --------  ---
   Income taxes..................... $205,967   34% $190,841   34% $134,320   34%
                                     ========  ===  ========  ===  ========  ===

              (Dollar amounts in thousands except per share data)

Note 10--Income Taxes (continued)

  The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                December 31,
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
Deferred tax assets:
 Unrealized investment losses................................ $    -0- $ 74,626
 Present value of future policy surrender charges............   32,821   39,964
 Carryover of nonlife net operating losses and nonlife capi-
  tal losses.................................................   20,783   28,227
 Other assets and other liabilities, principally due to the
  current nondeductibility of certain accrued expenses for
  tax purposes...............................................   31,273   30,062
                                                              -------- --------
 Total gross deferred tax assets.............................   84,877  172,879
Deferred tax liabilities:
 Unrealized investment gains.................................       63      -0-
 Deferred acquisition costs..................................  509,734  492,267
 Future policy benefits, unearned and advance premiums, and
  policy claims..............................................  128,742  104,314
 Other.......................................................    8,944   14,666
                                                              -------- --------
 Total gross deferred tax liabilities........................  647,483  611,247
                                                              -------- --------
Net deferred tax liability................................... $562,606 $438,368
                                                              ======== ========

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

              (Dollar amounts in thousands except per share data)

Note 11--Postretirement Benefits

  Pension Plans: Torchmark has noncontributory retirement benefit plans and contributory savings plans which cover substantially all employees. There is also a nonqualified noncontributory excess benefit pension plan which covers certain employees. The total cost of these retirement plans charged to operations was as follows:

                                                          Defined
                                               Defined    Benefit
           Year Ended                        Contribution Pension
          December 31,                          Plans      Plans
          ------------                       ------------ -------
           2001.............................    $3,283    $2,535
           2000.............................     3,097     2,610
           1999.............................     2,775     3,369

  Torchmark accrues expense for the defined contribution plans based on a percentage of the employees' contributions. The plans are funded by the employee contributions and a Torchmark contribution equal to the amount of accrued expense. Plan contributions are both mandatory and discretionary, depending on the terms of the plan.

  Cost for the defined benefit pension plans has been calculated on the projected unit credit actuarial cost method. Contributions are made to the pension plans subject to minimums required by regulation and maximums allowed for tax purposes. Accrued pension expense in excess of amounts contributed has been recorded as a liability in the financial statements and was $10.2 million and $9.5 million at December 31, 2001 and 2000, respectively. The plans covering the majority of employees are organized as trust funds whose assets consist primarily of investments in marketable long-term fixed maturities and equity securities which are valued at fair market value.

  The excess benefit pension plan provides the benefits that an employee would have otherwise received from a defined benefit pension plan in the absence of the Internal Revenue Code's limitation on benefits payable under a qualified plan. Although this plan is unfunded, pension cost is determined in a similar manner as for the funded plans. Liability for the excess benefit plan was $5.4 million and $4.6 million at December 31, 2001 and 2000, respectively.

  Net periodic pension cost for the defined benefit plans by expense component was as follows:

                                                   Year Ended December 31,
                                                  ---------------------------
                                                    2001      2000     1999
                                                  --------  --------  -------
      Service cost--benefits earned during the
       period.................................... $  5,195  $  5,142  $ 5,133
      Interest cost on projected benefit obliga-
       tion......................................    9,077     8,763    8,260
      Expected return on assets..................  (11,212)  (10,639)  (9,892)
      Amortization of prior service cost.........      (82)       78       59
      Recognition of net actuarial (gain)/loss...     (443)     (734)    (191)
                                                  --------  --------  -------
       Net periodic pension cost................. $  2,535  $  2,610  $ 3,369
                                                  ========  ========  =======

              (Dollar amounts in thousands except per share data)

Note 11--Postretirement Benefits (continued)

  In accordance with FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, the following table presents a reconciliation from the beginning to the end of the year of the benefit obligation and plan assets. This table also presents a reconciliation of the plans' funded status with the amounts recognized on Torchmark's consolidated balance sheet.

                                                             Pension Benefits
                                                               For the year
                                                                   ended
                                                               December 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
       Changes in benefit obligation:
       Obligation at beginning of year.....................  $114,222  $104,581
       Service cost........................................     5,195     5,142
       Interest cost.......................................     9,077     8,763
       Actuarial loss (gain)...............................     8,559     7,812
       Benefits paid.......................................    (8,407)  (12,076)
                                                             --------  --------
       Obligation at end of year...........................   128,646   114,222
       Changes in plan assets:
       Fair value at beginning of year.....................   139,318   132,779
       Return on assets....................................     1,875    18,038
       Contributions.......................................     1,023       577
       Benefits paid.......................................    (8,407)  (12,076)
                                                             --------  --------
       Fair value at end of year...........................   133,809   139,318
                                                             --------  --------
       Funded status at year end...........................     5,163    25,096
       Unrecognized amounts at year end:
       Unrecognized actuarial loss (gain)..................   (20,645)  (39,657)
       Unrecognized prior service cost.....................      (126)      787
       Unrecognized transition obligation..................       (68)      (75)
                                                             --------  --------
       Net amount recognized at year end...................  $(15,676) $(13,849)
                                                             ========  ========
       Amounts recognized consist of:
       Prepaid benefit cost................................  $    328  $    323
       Accrued benefit liability...........................   (16,004)  (14,491)
       Intangible asset....................................         0       319
                                                             --------  --------
       Net amount recognized at year end...................  $(15,676) $(13,849)
                                                             ========  ========

  The weighted average assumed discount rates used in determining the actuarial benefit obligations were 7.25% and 7.50% in 2001 and 2000, respectively. The rate of assumed compensation increase was 4.50% in both 2001 and 2000 and the expected long-term rate of return on plan assets was 9.25% in both 2001 and 2000.

  Postretirement Benefit Plans Other Than Pensions: Torchmark provides postretirement life insurance benefits for most retired employees, and also provides additional postretirement life insurance benefits for certain key employees. The majority of the life insurance benefits are accrued over the working lives of active employees.

  For retired employees over age sixty-five, Torchmark does not provide postretirement benefits other than pensions. Torchmark does provide a portion of the cost for health insurance benefits for certain employees who retired before February 1, 1993 and for certain employees that retired before age sixty-five, covering them until they reach age sixty-five. Eligibility for this benefit was generally achieved at age fifty-five with at least fifteen years of service. This subsidy is minimal to retired employees who did not retire before February 1, 1993. This plan is unfunded.

              (Dollar amounts in thousands except per share data)

Note 11--Postretirement Benefits (continued)

  The components of net periodic postretirement benefit cost for plans other than pensions are as follows:

                                                             Year Ended
                                                            December 31,
                                                         ---------------------
                                                          2001    2000   1999
                                                         -------  -----  -----
       Service cost..................................... $   329  $ 301  $ 239
       Interest cost on accumulated postretirement
        benefit obligation..............................     555    508    380
       Expected return on plan assets...................     -0-    -0-    -0-
       Amortization of prior service cost...............  (5,145)  (161)  (216)
       Recognition of net actuarial (gain)/loss.........  (2,484)   (39)  (234)
                                                         -------  -----  -----
       Net periodic postretirement benefit cost......... $(6,745) $ 609  $ 169
                                                         =======  =====  =====

  The following table presents a reconciliation of the benefit obligation and plan assets from the beginning to the end of the year and a reconciliation of the funded status to the accrued benefit liability:

                                             Benefits Other Than Pensions
                                            For the year ended December 31,
                                                 2001               2000
                                            ---------------    ---------------
     Changes in benefit obligation:
     Obligation at beginning of year.......  $         7,530    $         5,615
     Service cost..........................              329                301
     Interest cost.........................              555                508
     Amendments............................           (5,016)               -0-
     Actuarial loss (gain).................           (1,954)             1,780
     Benefits paid.........................             (382)              (674)
                                             ---------------    ---------------
     Obligation at end of year.............            1,062              7,530
     Changes in plan assets:
     Fair value at beginning of year.......              -0-                -0-
     Return on assets......................              -0-                -0-
     Contributions.........................              382                674
     Benefits paid.........................             (382)              (674)
                                             ---------------    ---------------
     Fair value at end of year.............              -0-                -0-
                                             ---------------    ---------------

      Funded status at year end............           (1,062)            (7,530)

     Unrecognized amounts at year end:
     Unrecognized actuarial loss (gain)....              -0-               (530)
     Unrecognized prior service cost.......              -0-               (129)
                                             ---------------    ---------------

      Net amount recognized at year end as
       accrued benefit liability...........  $        (1,062)   $        (8,189)
                                             ===============    ===============

  During 2001, Torchmark amended the terms of its post-retirement health benefit plan to revise the premium structure for participants. This amendment reduced the benefit liability by $5 million.

  For measurement purposes, a 7.5% annual rate of increase in per capita cost of covered healthcare benefits was assumed for 2001. The health care cost trend rate assumption has a significant effect on the amounts reported, as illustrated in the following table which presents the effect of a one percentage point increase and decrease on the service and interest cost components and the benefit obligation:

                                                          Change in Trend Rate
                                                         -----------------------
   Effect on:                                            1% Increase 1% Decrease
   ----------                                            ----------- -----------
   Service and interest cost components.................     $ 3         $ 3
   Benefit obligation...................................      42          39

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 2001 and 2000.

              (Dollar amounts in thousands except per share data)

Note 12--Debt

  An analysis of debt at carrying value is as follows:

                                                     December 31,
                                       -----------------------------------------
                                               2001                 2000
                                       -------------------- --------------------
                                       Short-term Long-term Short-term Long-term
                                          Debt      Debt       Debt      Debt
                                       ---------- --------- ---------- ---------
  Senior Debentures, due 2009.........            $ 99,450             $ 99,450
  Notes, due 2023.....................             165,819              173,675
  Notes, due 2013.....................              92,923               92,864
  Senior Notes, due 2006..............             177,960
  Commercial paper....................  $204,037             $329,148
                                        --------  --------   --------  --------
                                        $204,037  $536,152   $329,148  $365,989
                                        ========  ========   ========  ========

  The amount of debt that becomes due during each of the next five years is:
2002--$204,037, 2003--$0, 2004--$0, 2005--$0, and 2006--$180,000.

  The Senior Debentures, remaining principal amount of $99 million, are due August 15, 2009. They bear interest at a rate of 8 1/4%, with interest payable on February 15 and August 15 of each year. The Senior Debentures are not redeemable at the option of Torchmark prior to maturity and have equal priority with other Torchmark unsecured indebtedness.

  The Notes, due May 15, 2023, were issued in May, 1993 in the principal amount of $200 million. Proceeds of the issue, net of issue costs, were $196 million. Interest is payable on May 15 and November 15 of each year at a rate of 7 7/8%. In 1999, $7.6 million principal amount was purchased in the open market at a cost of $7.9 million by Torchmark subsidiary companies which in turn sold them to the parent company in 2000. An additional $8.1 million and $4.6 million, respectively, principal amount were purchased by the parent company in 2001 and 2000 in the open market at a cost of $8.3 million and $4.2 million. An after-tax loss on the redemption of debt of $277 thousand and gain of $166 thousand was recorded during 2001 and 2000, respectively. These notes are not callable prior to maturity and have equal priority with other Torchmark unsecured indebtedness.

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

  The Senior Notes, due December 16, 2006, were issued in December, 2001 in the principal amount of $180 million for net proceeds of $178 million. Interest is payable on June 15 and December 15 of each year at a rate of 6 1/4%. The notes are unsecured, may not be redeemed prior to maturity, and have no sinking fund requirement. These notes have equal priority with other Torchmark unsecured indebtedness.

  In connection with this issuance, Torchmark entered into a five-year swap agreement with an unaffiliated party to swap the 6 1/4% fixed rate payment obligation for a floating rate obligation. The floating rate is based on the six-month LIBOR plus 120.5 basis points and resets every six months. At December 31, 2001, this rate was 3.11%. This swap derivative qualifies as a hedge under accounting rules. Therefore, changes in its fair market value will be substantially offset by changes in the fair market value of the debt security. Torchmark's derivative instruments are classified as Other Invested Assets.

  In November, 2001 Torchmark entered into a line of credit facility with a group of lenders, which allows unsecured borrowings and stand-by letters of credit up to $625 million. The facility includes a $325 million 364-day tranche, which matures November 29, 2002 and a $300 million five-year tranche that matures November 30, 2006. This facility replaces a revolving credit agreement which the Company previously had available to borrow up to $600 million on an unsecured basis. Interest is charged at

              (Dollar amounts in thousands except per share data)

Note 12--Debt (continued)

variable rates for each tranche. In addition, Torchmark can request up to $200 million letters of credit to be issued against the $300 million five-year tranche. The line of credit is further designated as a back-up credit line for a commercial paper program, which cannot exceed $600 million. Torchmark may borrow from the credit facility or issue commercial paper, with total commercial paper outstanding not to exceed $600 million. At December 31, 2001, Torchmark had $204 million face amount of commercial paper outstanding, $168 million of letters of credit issued, and no borrowings under the line of credit. During 2001, the short term borrowings under the combined facilities averaged approximately $311 million, and were made at an average yield of 3.9%. The facility does not have a ratings-based acceleration trigger which would require early payment. A facility fee is charged for the entire $625 million facility, at a rate of 9 basis points for the 364-day tranch and 11 basis points for the five-year tranch. For letters of credit issued, there is an issuance fee of 29 basis points and a fronting fee of 5 basis points. Additionally, if borrowings on both the line of credit and letters of credit exceed 33% of the total $625 million facility, there is a usage fee of 10 basis points. During 2001, Torchmark's usage of the facility was below this threshold and no usage fee was required. Torchmark is subject to certain covenants for the agreements regarding capitalization and earnings, for which it was in compliance at December 31, 2001.

  Interest in the amount of $284 thousand was capitalized during 1999. There was no capitalized interest in 2000 or 2001.

Note 13--Trust Preferred Securities

  In November 2001, Torchmark established two Capital Trusts, which in turn sold trust preferred securities (trust preferreds) in separate public offerings. Capital Trust I sold 5 million shares while Capital Trust II sold
1 million shares at a combined face amount of $150 million. Both trust preferreds pay a quarterly dividend at an annual 7 3/4% rate which is equivalent to an annual rate of $1.9375 per share. All dividends are cumulative. The trust preferreds are subject to a mandatory redemption on November 2, 2041, but Torchmark has the option to redeem in part or whole the securities on or after November 2, 2006. All payments by the Capital Trusts regarding the trust preferreds are guaranteed by Torchmark. The Capital Trusts are wholly-owned consolidated subsidiaries of Torchmark. The two offerings resulted in net proceeds of $145 million to the Capital Trusts. The Capital Trusts in turn used the proceeds to buy 7 3/4% Junior Subordinated Debentures from Torchmark in like amount. Torchmark used these proceeds to redeem its outstanding 9.18% monthly income preferred securities in 2001 in the approximate amount of $110 million, with the remaining proceeds used to pay down short-term debt. In a related transaction, Torchmark entered into a ten year swap agreement to exchange a variable rate payment for the 7 3/4% fixed dividend obligation. The variable rate is based on the three-month LIBOR plus 221 basis points and resets each quarter when payments are made. The variable rate was 4.10% at December 31, 2001. The swap derivative does not qualify as a hedge for accounting purposes and will be carried on the balance sheet at fair market value. The swap had a fair value of zero at December 31, 2001.

Note 14--Monthly Income Preferred Securities

  During 2001, Torchmark used funds received from short-term borrowings and the issuance of the trust preferreds to redeem its 8 million shares of 9.18% MIPS for a total cost of $200 million plus accrued dividends. Torchmark recognized an after-tax loss of approximately $4.3 million during 2001 as a result of the redemption.

  When the MIPS were originally issued in 1994, Torchmark entered into a ten-year swap agreement with an unrelated party which remains in effect. The agreement provides for Torchmark to pay a variable rate based on the one-month LIBOR plus 139 basis points, while collecting at a rate of 9.18% on a notional amount of $200 million. The swap does not expire until September 30, 2004. The rate resets each month. At December 31, 2001, the variable rate was 3.47%. The swap is accounted for as a free standing derivative and is marked to fair market value at the end of each accounting period. The fair market value of the swap agreement was a benefit of $19.2 million and $14.3 million at December 31, 2001 and 2000, respectively. Torchmark changed its method of accounting for this swap agreement during 1999. Refer to Note 15--Changes in Accounting Principles on page 68 for more information on this change in accounting principle.

              (Dollar amounts in thousands except per share data)

Note 15--Changes in Accounting Principles

  Asset-Backed Securities. Torchmark adopted new accounting guidance Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20) effective April 1, 2001. EITF 99-20 changed the method of accounting for most of Torchmark's asset-backed securities, but it excluded U.S. government and government-guaranteed securities. It requires that interest income be accounted for using the prospective effective-yield method, whereby changes in future cash flow expectations are accounted for over the remaining life of the security. This is accomplished through recalculating a new yield-to-maturity at the end of each reporting period for interest accrued based on the current book value and revised cash flow expectations. Revised expectations result in revised interest recognition. This prospective method differs from the previously required retrospective effective-yield method whereby the effective yield was based on future expected and past actual cash flows, and the book value was restated using the newly calculated effective yield as if it had been in effect since purchase.

  EITF 99-20 also sets forth specific new rules regarding the impairment of asset-backed securities. Future impairments, if any, are to be recognized as a component of realized investment losses. On initial application of this standard, impairments were recognized as a change in accounting principle. Reversals of impairment charges recognized subsequent to adoption of EITF 99-20 are prohibited.

  In accordance with this guidance, Torchmark evaluated the expected cash flows on its asset-backed securities under the new rules. As a result, Torchmark determined that these assets were impaired by $41 million, or $27 million after tax. This impairment charge was recorded as a cumulative effect of a change in accounting principle in the second quarter of 2001. Also, during 2001, Torchmark sold an additional $40 million of these securities after adjustment for the impairment. An additional impairment of $2.5 million was recognized in 2001 and is included in realized investment losses. Torchmark's total investment at fair value in asset-backed securities subject to the accounting guidance at December 31, 2001 was $20 million, or less than 1% of total investments.

  Swap Agreements. Since 1994, Torchmark has had in place a swap agreement with an unaffiliated party whereby Torchmark pays a variable dividend rate on a $200 million face amount instrument in exchange for payment of a 9.18% fixed dividend. Effective January 1, 1999, Torchmark changed its method of accounting for this swap agreement to recognize changes in its fair value, net of tax, as realized investment gains or losses. This method of accounting for derivatives was believed to be preferable under the guidance established by Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts (SFAS 80) and the Securities and Exchange Commission. Previously, Torchmark accounted for the swap using hedge accounting under SFAS 80. The after-tax cumulative effect of the change at January 1, 1999 was a gain of $16.1 million (net of income taxes of $8.7 million) and is included in income for the twelve months ended December 31, 1999. The effect of the change on the twelve months ended December 31, 1999 was to increase realized losses by $11.7 million ($.09 per diluted share) excluding the cumulative effect of the change in accounting principle.

  Effective January 1, 2001, Torchmark adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and accounts for all derivative instruments in accordance with that Statement. At December 31, 2001, Torchmark had three swap contracts in place, which were carried at fair market value in the financial statements. Fluctuations in these values adjust realized investment gains and losses. If a derivative qualifies as a fair value hedge under SFAS No. 133, gains and losses in the derivative are substantially offset by changes in the underlying hedged instrument.

              (Dollar amounts in thousands except per share data)

Note 16--Shareholders' Equity

  Share Data: A summary of preferred and common share activity is as follows:

                                      Preferred Stock      Common Stock
                                      --------------- ------------------------
                                             Treasury               Treasury
                                      Issued  Stock     Issued        Stock
                                      ------ -------- -----------  -----------


1999:
 Balance at January 1, 1999..........  -0-     -0-    147,800,908  (10,951,933)
 Issuance of common stock due to
  exercise of stock options..........                                1,898,524
 Treasury stock acquired.............                               (6,742,606)
 Lapse of unvested stock grant.......                                   (8,625)
                                       ---     ---    -----------  -----------
 Balance at December 31, 1999........  -0-     -0-    147,800,908  (15,804,640)
2000:
 Issuance of common stock due to
  exercise of stock options..........                                  523,742
 Treasury stock acquired.............                               (6,131,000)
                                       ---     ---    -----------  -----------
 Balance at December 31, 2000........  -0-     -0-    147,800,908  (21,411,898)

2001:
 Issuance of common stock due to
  exercise of stock options..........                                4,255,646
 Treasury stock acquired.............                               (7,756,890)
 Retirement of treasury stock........                 (21,000,000)  21,000,000
                                       ---     ---    -----------  -----------
 Balance at December 31, 2001........  -0-     -0-    126,800,908   (3,913,142)
                                       ===     ===    ===========  ===========

                                     At December 31, 2001  At December 31, 2000
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
 Authorized shares.................. 5,000,000 320,000,000 5,000,000 320,000,000

  Acquisition of Common Shares: Torchmark shares are acquired from time to time through open market purchases under the Torchmark stock repurchase program when it is believed to be the best use of Torchmark's funds and for future employee stock option exercises. Share repurchases under this program were 7.8 million shares at a cost of $303 million in 2001, 6.1 million shares at a cost of $147 million in 2000, and 6.7 million shares at a cost of $222 million in 1999.

  Retirement of Treasury Stock: On May 11, 2001, Torchmark retired 21 million shares of its treasury stock. The retirement resulted in a decrease in common stock of $21 million, decrease in additional paid-in capital of $89 million, decrease in retained earnings of $527 million, and a decrease in treasury stock of $637 million.

  Restrictions: Restrictions exist on the flow of funds to Torchmark from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. These restrictions generally limit the payment of dividends by insurance subsidiaries to statutory net gain from operations before realized capital gains or losses on an annual noncumulative basis in the absence of special approval. Additionally, insurance companies are generally not permitted to distribute the excess of shareholders' equity as determined on a GAAP basis over that determined on a statutory basis. In 2002, $299 million will be available to Torchmark for dividends from insurance subsidiaries in compliance with statutory regulations without prior regulatory approval.

  Earnings Per Share: A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

                                               2001        2000        1999
                                            ----------- ----------- -----------
Basic weighted average shares outstanding.. 125,134,535 128,089,235 133,197,023
Weighted average dilutive options
 outstanding...............................     726,334     264,169     788,920
                                            ----------- ----------- -----------
Diluted weighted average shares
 outstanding............................... 125,860,869 128,353,404 133,985,943
                                            =========== =========== ===========

              (Dollar amounts in thousands except per share data)

Note 16--Shareholders' Equity (continued)

  Stock options to purchase 3,305,025, 7,497,546, and 5,013,990, as of
December 31, 2001, 2000, and 1999, respectively, are considered to be anti-dilutive and are excluded from the calculation of diluted earnings per share. Income available to common shareholders for basic earnings per share is equivalent to income available to common shareholders for diluted earnings per share.

Note 17--Employee Stock Options

  Certain employees, directors, and consultants have been granted options to buy shares of Torchmark stock, generally at the market value of the stock on the date of grant, under the provisions of the various Torchmark stock option plans. The options are exercisable during the period commencing from the date they vest until expiring ten years and two days or eleven years after grant. Employee and consultant stock options generally vest one-half in two years and one-half in three years. Formula-based director grants generally vest in six months. Grants in August, 2001 and November, 1999 vested immediately for all optionees other than those subject to SEC Section 16(a) reporting, whose options vest in six months. A grant in December, 2000 vested in six months. Stock options awarded in connection with compensation deferrals by certain directors and executives vest over ten years. Torchmark generally issues shares for the exercise of stock options out of treasury stock.

  An analysis of shares available for grant is as follows:

                                                   Available for Grant
                                             ----------------------------------
                                                2001        2000        1999
                                             ----------  ----------  ----------
   Balance at January 1.....................  9,476,067  10,869,220  13,192,506
   Lapse of restricted stock grants(1)......        -0-         -0-       8,625
   Expired during year......................     35,573       1,100      70,760
   Granted during year ..................... (4,487,453) (1,394,253) (2,402,671)
                                             ----------  ----------  ----------
   Balance at December 31...................  5,024,187   9,476,067  10,869,220
                                             ==========  ==========  ==========

--------
(1) This stock grant was made from the 1987 Stock Incentive Plan. The retirement of an employee during 1999 resulted in the lapse of unvested grants.

  Torchmark accounts for its employee stock options in accordance with SFAS 123 Accounting for Stock-Based Compensation, which defines a "fair value method" of measuring and accounting for employee stock options. This standard also allows accounting for such options under the "intrinsic value method" in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. If a company elects to use the intrinsic value method, then pro forma disclosures of earnings and earnings per share are required as if the fair value method of accounting was applied. The effects of applying SFAS 123 in the pro forma disclosures are not necessarily indicative of future amounts.

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

              (Dollar amounts in thousands except per share data)

Note 17--Employee Stock Options (continued)

  The fair value for Torchmark's employee stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000, and 1999:

                                                        2001     2000     1999
                                                      -------- -------- --------
   Risk-free interest rate...........................    4.5%     5.1%     6.0%
   Dividend yield....................................    0.9%     1.0%     1.2%
   Volatility factor.................................   31.7     32.5     25.6
   Weighted average expected life (in years).........   4.75     4.77     4.66

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Torchmark's pro forma information follows (in thousands except for earnings per share information):

                                                       2001     2000     1999
                                                     -------- -------- --------
   As reported net income........................... $356,513 $362,035 $273,956
   Pro forma net income.............................  318,499  357,423  262,433
   As reported basic net income per share...........     2.85     2.83     2.06
   Pro forma basic net income per share.............     2.55     2.79     1.97
   As reported diluted net income per share.........     2.83     2.82     2.04
   Pro forma diluted net income per share...........     2.53     2.78     1.96

  Torchmark executed a stock option exercise and restoration program on August 9, 2001 and November 15, 1999 through which 122 and 80 Torchmark directors and employees, respectively, exercised vested stock options. These participants were granted a reduced number of new options at the respective current market price. The August 9, 2001 and November 15, 1999 programs resulted in the issuance of 4.0 million shares and 1.8 million shares, respectively, of which
3.5 million shares and 1.2 million shares, respectively, were immediately sold by the directors and employees through the open market to cover the cost of the purchased shares and related taxes. Another restoration program was effected on December 20, 2000 involving two employees who were not able to participate in the 1999 restoration program. They exercised vested options resulting in the issuance of 433 thousand shares, of which 283 thousand shares were sold by the employees to pay the exercise price and minimum withholding taxes. As a result of these restoration programs, management's ownership interest increased, and Torchmark received a significant current tax benefit from the exercise of the options.

  A summary of Torchmark's stock option activity and related information for the years ended December 31, 2001, 2000, and 1999 follows:

                                     2001                         2000                        1999
                          ---------------------------- --------------------------- ----------------------------
                                      Weighted Average            Weighted Average             Weighted Average
                           Options     Exercise Price   Options    Exercise Price   Options     Exercise Price
                          ----------  ---------------- ---------  ---------------- ----------  ----------------
Outstanding-beginning
 of year................   8,531,198       $31.85      7,661,787       $30.14       7,228,400       $27.04
Granted.................   4,487,453        40.40      1,394,253        36.37       2,402,671        31.36
Exercised...............  (4,255,646)       31.62       (523,742)       18.89      (1,898,524)       19.80
Expired.................     (35,573)       36.82         (1,100)       28.84         (70,760)       32.98
                          ----------       ------      ---------       ------      ----------       ------
Outstanding-end of year.   8,727,432        36.28      8,531,198        31.85       7,661,787        30.14
                          ==========       ======      =========       ======      ==========       ======
Exercisable at end of
 year...................   5,802,358        37.02      5,345,265        31.54       4,243,254        29.37

  The weighted average fair value of options granted during the years ended December 31, 2001, 2000, and 1999 were $13.00, $12.05, and $9.29, respectively.

              (Dollar amounts in thousands except per share data)

Note 17--Employee Stock Options (continued)

  The following table summarizes information about stock options outstanding at December 31, 2001:

                                                                        Contract
       Exercise                              Number      Number       Termination
         Price            Grant Date       Outstanding Exercisable        Date
       --------           ----------       ----------- -----------    -----------
   14.55172-14.58579  December 16, 1994        15,000      15,000  December 18, 2004
            14.92781  January 3, 1995           7,010       7,010  January 5, 2005
            15.94885* December 18, 1996        36,000       6,000  December 18, 2007
            16.42468  January 2, 1992          21,029      21,029  January 4, 2002
            18.56413  December 20, 1995        50,600      50,600  December 22, 2005
     18.61765-18.618  December 14, 1993        25,702      25,702  December 16, 2003
            19.26091  January 2, 1996           7,010       7,010  January 4, 2006
     19.26091-19.276  January 3, 1994          13,010      13,010  January 5, 2004
             19.8125  February 29, 2000         7,691       7,691  February 28, 2011
   21.29257-21.30859  December 16, 1996        97,598      97,598  December 18, 2006
   21.50657-21.50770  January 2, 1997           7,010       7,010  January 4, 2007
            21.52056  January 2, 1997          10,900           0  January 2, 2008
   22.14864-22.16198  January 31, 1997         94,051       2,937  January 31, 2008
            22.25559  December 7, 1992         14,484      14,484  December 9, 2002
    24.7174-24.72794  January 4, 1993          13,010      13,010  January 6, 2003
               25.75  January 18, 2000          5,678       5,678  January 18, 2011
              27.325  January 17, 2000          5,410       5,410  January 17, 2011
               27.75  January 4, 2000          17,164      17,164  January 4, 2011
             27.8125  December 21, 1999     1,051,950     525,825  December 23, 2009
             27.8125  December 21, 1999        68,421       7,889  December 21, 2010
             28.3125  January 3, 2000          10,184       5,149  January 3, 2011
   33.27631-33.28237  December 24, 1997        55,499      55,499  December 26, 2007
             33.4375  December 16, 1998       346,554     343,541  December 18, 2008
             33.4375  December 16, 1998        93,534      15,636  December 16, 2009
      33.4903-33.497  September 25, 1997      216,160     216,160  September 27, 2007
            33.54382  January 9, 1998           9,089           0  January 9, 2009
             33.9375  January 11, 1999         40,820      40,820  January 11, 2010
                  34  January 5, 2001           4,663           0  January 15, 2012
                34.5  November 15, 1999       532,774     532,774  November 17, 2009
                34.5  January 8, 2001          30,701      30,701  January 8, 2012
               34.75  December 30, 1998        31,727       3,966  December 30, 2009
              34.875  January 23, 2001          5,025       5,025  January 23, 2012
            35.63037  February 16, 1998         8,439           0  February 16, 2009
               35.95  March 15, 2001            4,617       4,617  March 15, 2012
   36.11175-36.11284  January 2, 1998         116,709     116,709  January 4, 2008
            36.37928  February 10, 1998         7,950           0  February 10, 2009
            36.43278  February 4, 1998          7,989           0  February 4, 2009
               36.57  May 14, 2001              4,740       4,740  May 14, 2012
              37.375  December 20, 2000     1,188,552     263,052  December 22, 2010
              37.375  December 20, 2000        53,994       5,400  December 20, 2011
              37.625  January 3, 2001           4,210       4,210  January 3, 2012
                38.2  December 13, 2001     1,029,150           0  December 15, 2011
                38.2  December 13, 2001        51,322           0  December 13, 2012
               41.26  August 9, 2001        3,304,302   3,304,302  August 11, 2011
                                            ---------   ---------
                                            8,727,432   5,802,358
                                            =========   =========

--------
* Issued when the market price was $24.8125. Option price at that time (prior to the Waddell & Reed spin-off adjustment) was $18.61.

              (Dollar amounts in thousands except per share data)

Note 18--Commitments and Contingencies


  Reinsurance: Insurance affiliates of Torchmark reinsure that portion of insurance risk which is in excess of their retention limits. Retention limits for ordinary life insurance range up to $2.5 million per life. Life insurance ceded represents less than 1.0% of total life insurance in force at December 31, 2001. Insurance ceded on life and accident and health products represents ..7% of premium income for 2001. Torchmark would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

  Insurance affiliates also assume insurance risks of other companies. Life reinsurance assumed represents 2.2% of life insurance in force at December 31, 2001 and reinsurance assumed on life and accident and health products represents 1.7% of premium income for 2001.

  Leases: Torchmark leases office space and office equipment under a variety of operating lease arrangements. These leases contain various renewal options, purchase options, and escalation clauses. Rental expense for operating leases was $3.2 million in 2001, $3.3 million in 2000, and $3.4 million in 1999. Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 2001 are as follows: 2002, $2.0 million; 2003, $1.4 million; 2004, $850 thousand; 2005, $526 thousand; 2006, $370 thousand and in the aggregate, $6.2 million.

  Concentrations of Credit Risk: Torchmark maintains a highly diversified investment portfolio with limited concentration in any given region, industry, or economic characteristic. At December 31, 2001, the investment portfolio consisted of the following:

     Investment-grade corporate bonds                                     74%
     Non-investment-grade securities                                       7
     Securities of the U.S. government or U.S. government-backed
      securities                                                           4
     Non-government-guaranteed mortgage-backed securities                  4
     Policy loans, which are secured by the underlying insurance policy
      values                                                               4
     Securities of state and municipal governments                         2
     Mortgages                                                             2
     Short-term investments, which generally mature within one month       2
     Securities of foreign governments, equity securities, real estate,
      and other long-term investments                                      1

  Investments in municipal governments and corporations are made throughout the U.S. with no concentration in any given state. Most of the investments in foreign government securities are in Canadian and Mexican government obligations. Corporate debt and equity investments are made in a wide range of industries. At December 31, 2001, 3% or more of the portfolio was invested in the following industries:

     Electric, gas, and sanitary services   14%
     Depository institutions                12
     Insurance carriers                      7
     Communications                          6
     Nondepository credit institutions       5
     Food and kindred products               4
     Chemicals and allied products           3
     Transportation equipment                3

  Otherwise, no individual industry represented 3% or more of Torchmark's investments. At year-end 2001, 7% of the carrying value of fixed maturities was rated below investment grade (BB or lower as rated by Standard & Poor's or the equivalent NAIC designation). Par value of these investments was $598

              (Dollar amounts in thousands except per share data)

Note 18--Commitments and Contingencies (continued)

million, amortized cost was $559 million, and market value was $484 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in market value.

  Collateral Requirements: Torchmark requires collateral for investments in instruments where collateral is available and is typically required because of the nature of the investment. Since the majority of Torchmark's investments is in government, government-secured, or corporate securities, the requirement for collateral is rare. Torchmark's mortgages are secured by the underlying real estate.

  Guarantees: In the fourth quarter of 1999, Torchmark issued a full financial guaranty of all obligations, receivables, and recovery of capital on behalf of its wholly-owned subsidiaries American Income and AILIC Receivables Corporation up to $100 million. The guarantee was made to an unaffiliated third party as agent for the purchasers of certain agent receivables of American Income.

  In connection with its line of credit facility with a group of lenders, Torchmark has guaranteed letters of credit of another wholly-owned subsidiary in the maximum amount of $200 million. At December 31, 2001, $168 million of letters of credit were issued.

  Litigation: Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a defendant. In 1999, Alabama enacted legislation limiting punitive damages in non-physical injury cases to the greater of $500,000 or three times compensatory damages. Since this legislation has not undergone scrutiny by appellate courts regarding its constitutionality and a jury's discretion regarding the amount of compensatory damages (including mental anguish) awarded in any given case is not precisely defined, the effect of this legislation on Torchmark's litigation remains unclear. Bespeaking caution is the fact that the likelihood or extent of a punitive damage award in any given case is currently impossible to predict. As of December 31, 2001, Liberty was a party to approximately 86 active lawsuits (including 9 employment related cases and excluding interpleaders and stayed cases), 62 of which were Alabama proceedings and 7 of which were Mississippi proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

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

  Previous reports have disclosed that in July 1998, a jury in the U.S. District Court in the Middle District of Florida recommended an aggregate total verdict amounting to $21.6 million against Liberty in Hipp v. Liberty National Life Insurance Company (Case No. 95-1332-CIV-17A). This case, originally filed in 1995 in the Florida court system, is a collective action under the Fair Labor Standards Act, alleging age discrimination by Liberty in violation of the Age Discrimination in Employment Act and the Florida Civil Rights Act. The plaintiffs, ten present or former Liberty district managers, sought damages for lost wages, loss of future earnings, lost health and retirement benefits and lost raises and expenses. Three of these plaintiffs, Florida residents, also sought compensatory and punitive damages allowable under Florida law. On November 20, 1998, the District Court remitted the $10 million punitive damage portion of the jury verdict to $0, thus reducing the total verdict to $11 million (including an advisory verdict of $3.2 million in front pay awards). Additional revised front pay submissions were made by the plaintiffs to the District Court in December 1998 and Liberty responded thereto in January 1999. On March 11, 1999, the District Court reduced the Hipp verdict to $7 million by denying the plaintiffs front pay damages and remitting the punitive damages awarded to the Florida resident plaintiffs to the $100,000 limit allowable under Florida law. Final judgment was entered by the District Court and Liberty filed its appeal with the Circuit Court of Appeals for the Eleventh Circuit on September 27, 1999. Oral arguments in this appeal were presented

              (Dollar amounts in thousands except per share data)

Note 18--Commitments and Contingencies (continued)

before the Eleventh Circuit on September 18, 2000. On May 29, 2001, the Eleventh Circuit reversed and rendered the Hipp decision. Plaintiffs subsequently filed a petition for an en banc rehearing with the Eleventh Circuit, which was denied August 14, 2001. On February 19, 2002, the United States Supreme Court denied plaintiffs' motion for a writ of certiorari.

  As previously reported, on March 15, 1999, Torchmark was named as a defendant in consolidated derivative securities class action litigation involving Vesta Insurance Group, Inc. filed in the U.S. District Court for the Northern District of Alabama (In re Vesta Insurance Group, Inc. Securities Litigation. Master File No. 98-AR-1407-S). The amended consolidated complaint in this litigation alleges violations of Section 10(b) of the Securities Exchange Act of 1934 by the defendants Vesta, certain present and former Vesta officers and directors, Vesta's former independent public accountants and Torchmark and of Section 20(a) of the Exchange Act by certain former Vesta officers and directors and Torchmark acting as "controlling persons" of Vesta in connection with certain accounting irregularities in Vesta's reported financial results and filed financial statements. Unspecified damages and equitable relief are sought on behalf of a purported class of purchasers of Vesta equity securities between June 2, 1995 and June 29, 1998. A class was certified in this litigation on October 25, 1999. In September, 2001, Torchmark filed a motion for summary judgment, which was denied by the District Court on January 10, 2002.

  As previously reported, Liberty was served on October 28, 1999 with a subpoena from the Florida Department of Insurance in connection with that Department's investigation into Liberty's sales practices and disclosures in the State of Florida regarding industrial life insurance and low coverage life insurance policies. Liberty has also received similar subpoenas from the Alabama, Georgia, Kentucky, Texas, South Carolina and Minnesota Insurance Departments regarding its industrial life insurance and other low face-amount life insurance policies sold in those states. Specific inquiry is made into the historical use of race-based mortality, a practice discontinued by Liberty many years ago. In 1988, Liberty endeavored to convert to paid-up status those purely race-based policies that then remained in premium-paying status. Liberty has been and continues responding to these subpoenas in a timely fashion. In July 2000, the Florida and Georgia Insurance Departments issued cease and desist orders to all companies reporting premium income from industrial life insurance, including Liberty, stating that, to the extent that any company is currently collecting any race-based insurance premiums from Florida and Georgia residents, respectively, it immediately cease and desist from collecting any premium differential based on the race of the policyholders. Upon receiving the Georgia order, Liberty informed the Georgia Insurance Department that Liberty did not interpret the Georgia Department's directive as a cease and desist order since it did not afford Liberty the opportunity for a mandatory or voluntarily requested hearing thereunder. On August 22, 2000, the Florida District Court of Appeals issued an order staying the Florida Insurance Department's immediate final cease and desist order, pending appeals to the Florida Supreme Court. The Florida Supreme Court subsequently reversed and rendered the District Court of Appeals' order, and thus declared the cease and desist order null and void. Liberty, as an Alabama domestic company, was examined by representatives of the Alabama Department of Insurance with regard to issues parallel to those raised by the State of Florida. By order dated January 28, 2002, the Alabama Department finalized a report of its examination of LIberty. The report has now been turned over to the Alabama Department's Legal Division for further consideration.

  On December 8, 1999, purported class action litigation was filed against Liberty in the United States District Court for the Northern District of Alabama (Moore v. Liberty National Life Insurance Company, Case No. CV-99-BU-3262-S), on behalf of all African-Americans who have or have had at the time of policy termination an ownership interest in certain life insurance policies ($25,000 face amount or less) marketed by Liberty and certain of its former subsidiaries. The alleged class period covers virtually the entire twentieth century. Plaintiffs allege racial discrimination in Liberty's premium rates in violation of 42 U.S.C. (S) 1981, breach of fiduciary duty in sales and administrative practices, receipt of excessive and unreasonable premium payments by Liberty, improper hiring, supervision, retention and failure to monitor actions of officers, agents and employees, breach of contract in dismantling the debit premium collection system, fraudulent inducement and negligent misrepresentation. Unspecified compensatory and punitive damages are sought together with a declaratory judgment and equitable and/or injunctive relief, including establishment of a constructive trust for the benefit of class members. Defendants filed a motion for

              (Dollar amounts in thousands except per share data)

Note 18--Commitments and Contingencies (continued)

judgment on the pleadings or in the alternative for summary judgment on January 27, 2000. On April 7, 2000, the District Court entered an order granting Liberty's motion for judgment on the pleadings and dismissing plaintiffs' claims under 42 U.S.C. (S) 1981 with prejudice as time-barred and dismissing their state law claims without prejudice to re-file in state court if desired. Plaintiffs subsequently filed motions with the District Court to reconsider its April 17, 2000 order and for permission to file an amended complaint adding similar claims under 24 U.S.C. (S) 1982. Liberty opposed this motion. On June 22, 2000, purported class action litigation with allegations comparable to those in the Moore case was filed against Liberty in the Circuit Court of Jefferson County, Alabama (Baldwin v. Liberty National Life Insurance Company, Case No. CV 00-684). The Baldwin case is currently stayed pending disposition of the Moore case.

  On July 3, 2000, the District Court issued an order in the Moore case granting in part and denying in part the plaintiffs' motions. The District Court ordered the Moore plaintiffs to file an amended complaint setting forth their claims under 28 U.S.C. (S)(S) 1981 and 1982 and, if such claims are timely, any state law claims for breach of contract related to the discontinuance of debit collections, and dismissed with prejudice all remaining state law claims of the plaintiffs as time-barred by the common law rule of repose. On July 14, 2000, plaintiffs filed their amended complaint with the District Court and Liberty filed a motion to alter or amend the District Court's July order or, in the alternative, requested that the District Court certify for purposes of appeal the issue whether the state law doctrine of repose should be applied to and bar plaintiffs' actions under
(S)(S) 1981 and 1982. The District Court entered such an order on July 21, 2000 and stayed proceedings in Moore pending resolution of Liberty's petition to the U.S. Circuit Court of Appeals for the Eleventh Circuit. Liberty filed a petition on July 30, 2000 with the Eleventh Circuit seeking that Court's permission to appeal the portions of the District Court's July order in Moore granting the plaintiffs the right to file the amended complaint. The Eleventh Circuit Court granted Liberty's motion and agreed to consider Liberty's arguments regarding the applicability of the state law of repose to actions under (S)(S)1981 and 1982. Oral arguments were heard by the Eleventh Circuit Court on July 20, 2001. On September 28, 2001, the Eleventh Circuit Court ruled that the rule of repose was not a bar to the Moore claims in federal court and that there is no reverse pre-emption under the McCarrin Ferguson Act. Liberty has filed a petition seeking an en banc rehearing in the Eleventh Circuit Court, which was subsequently denied. Liberty filed a petition for a writ of certiorari with the U.S. Supreme Court on February 21, 2002. The District Court has scheduled the filing of motions for class certification in Moore for November 21, 2002.

  Four individual cases with similar allegations to those in the Moore case which were filed against Liberty in various state Circuit Courts in Alabama remain pending and have been removed and/or transferred to the U.S. District Courts for either the Middle or Northern Districts of Alabama. The Moore case and those cases transferred to the Northern District of Alabama have been assigned to Judge U.W. Clemon, a noted former civil rights attorney. In the earliest filed of the individual state court actions, Walter Moore v. Liberty National Life Insurance Company (Circuit Court of Dallas County, CV 00-306) the Court entered an order granting summary judgment in favor of Liberty based upon the doctrine of repose and has subsequently denied a motion to reconsider its dismissal of this case.

  Hudson v. Liberty National Life Insurance Company, one of the four individual cases referenced above, was filed in the Circuit Court of Bullock County, Alabama on February 28, 2001 (Case No. CV 2001-25) and contains similar allegations to those in Moore. After denials by the Bullock Circuit Court of Liberty's motion to dismiss and request that certain questions arising in the litigation be certified to the Alabama Supreme Court, Liberty sought a writ of mandamus on the certified questions issue from the Alabama Supreme Court. The Alabama Supreme Court agreed to hear Liberty's petition for writ of mandamus seeking to have the Supreme Court direct the trial court to grant Liberty's motion to dismiss or for a summary judgment or to certify for interlocutory appeal the Circuit Court's denial of such motion. On January 18, 2002, the Alabama Supreme Court denied Liberty's request for the writ of mandamus but noted that Liberty's motion for summary judgment based on the rule of repose remains pending in the trial court and is ripe for adjudication. Upon remand, plaintiff amended his complaint to add causes of action under Federal law and Liberty is seeking to remove this case to Federal court as discussed above.

  In the fifth individual state court action, (Edwards v. Liberty National Life Insurance Company), Case No. CV 0005872), the trial court denied Liberty's motion seeking a summary judgment based upon the

              (Dollar amounts in thousands except per share data)

Note 18--Commitments and Contingencies (continued)

rule of repose but indicated that it would reconsider that motion after discovery. Liberty filed a motion to alter or amend the trial court's order, or in the alternative, for an interlocutory appeal. In September 2001, the trial court in that case vacated its earlier order and stayed the litigation pending resolution of the Hudson case, which is discussed above. On February 22, 2002, the trial court held a hearing regarding the stay in Edwards.

  On March 15, 2001, purported class action litigation was filed against Liberty in the United States District Court for the District of South Carolina (Hinton v. Liberty National Life Insurance Company, Civil Action No. 3-01-68078 19), containing allegations largely similar to the Moore case filed in the Federal District Court for the Northern District of Alabama. Liberty was described in the suit as successor in interest of New South Life Insurance Company (New South), an insurer acquired out of receivership by an entity which was subsequently acquired by Peninsular Life Insurance Company (Peninsular). In 1985, Liberty reinsured a block of insurance business from Peninsular, including business formerly written by New South. Liberty has requested indemnification in the Hinton litigation from Peninsular and its successors in interest. Liberty sought a writ of mandamus in Hinton from the Fourth Circuit Court of Appeals as well as a change of venue to consolidate the Hinton case with the Moore case currently pending in Federal District Court in Alabama. Both the change in venue and the writ of mandamus were denied. However, the South Carolina District Court issued an order inviting the parties to resubmit a motion for change of venue. Liberty National filed such a motion to transfer the case to the U.S. District Court for the Northern District of Alabama, which was granted by the South Carolina District Court on February 12, 2002.

  Another action with similar allegations to Moore, which also includes claims for race discrimination under 24 U.S.C. (S)(S)1981 and 1982, was filed against Liberty in U.S. District Court for the Northern District of Alabama on January 28, 2002 (Hull v. Liberty National Life Insurance Company, Civil Action No.:
CV-02-C-0219-W).

  On July 26, 2001, litigation was filed against Torchmark and three current members of Torchmark's Board of Directors in the United States District Court for the District of Kansas (Waddell & Reed Financial, Inc. v. Torchmark Corporation, Civil Action No. 01-2372-KHV). Plaintiffs assert that defendants engaged in a scheme to control and injure Waddell & Reed Financial after it was spun-off by Torchmark in November 1998, to interfere with the business relationship between a Waddell & Reed Financial subsidiary, Waddell & Reed, Inc. (W&R) and a Torchmark subsidiary, United Investors Life Insurance Company (UILIC), and to injure W&R Financial as well as asserting that one of the individual defendants sought to interfere with W&R Financial's relationship with the United Group of Mutual Funds. The litigation alleges RICO violations, breaches of fiduciary duty by the three individual defendants, knowing participation in such breaches of fiduciary duty by Torchmark and intentional interference with prospective business relations in connection with the relationship between W&R and UILIC. Plaintiffs seek actual, punitive and treble damages, interest, fees and costs under RICO of $29 million, $13.4 million plus punitive damages, interest and costs on the intentional interference allegations and a total of $58 million on the remaining two counts.

  Defendants filed a motion to abstain or, in the alternative, to dismiss the Kansas District Court litigation on August 22, 2001, citing pending litigation filed in Alabama state circuit court by Torchmark and its subsidiary, UILIC against W&R Financial and W&R involving an alleged agreement dealing with existing in-force UILIC variable annuity business marketed by W&R as well as the prior dismissal by the Kansas District Court of litigation originally filed by W&R against UILIC in Kansas state court involving such variable annuity business. Defendant's motion was denied but the Kansas District Court ruled that a judgment in the prior Alabama litigation would likely be res judicata as to the claims against Torchmark and one of the individual defendants in the current Kansas litigation. Trial of the Alabama state court litigation began February 19, 2002.

  On September 28, 2001, a shareholder derivative action was filed in the Circuit Court of Jefferson County, Alabama against Torchmark, two unaffiliated limited liability companies, and three individual defendants (Bomar v. Torchmark Corporation, Case No. CV 0105981). The derivative action arises from

              (Dollar amounts in thousands except per share data)

Note 18--Commitments and Contingencies (continued)

an October 1, 1999 transaction in which the three individual defendants (one of whom is a director and former Chairman of Torchmark and a second of whom is a former officer of a former real estate subsidiary of Torchmark) acting through two unaffiliated limited liability companies acquired the majority of the investment real estate of Torchmark together with other properties. Plaintiff alleges that, despite review and approval of the transaction by all independent and disinterested members of the Torchmark Board of Directors, the transaction was procedurally and substantively unfair to Torchmark and resulted from the breach of fiduciary duties of loyalty owed to Torchmark by two of the above described individual defendants and the knowing participation of the third individual defendant in the alleged breach of fiduciary duty. Establishment of a constructive trust for such assets for the benefit of Torchmark and its shareholders, an accounting for profits and unspecified compensatory and punitive damages are sought.

  On October 16, 2001, defendant Torchmark filed a motion to dismiss and to stay discovery in the Bomar action, asserting plaintiff's lack of standing, failure to make a legally-required demand on the Board of Directors of Torchmark and failure to comply with certain Alabama Rules of Civil Procedure. On October 17, 2001, the Board of Directors created a special litigation committee comprised of two independent, disinterested directors to review and make determinations and a report with regard to the transactions involved in such suit. Defendant Torchmark's motion was amended on October 19, 2001 to include as further grounds for dismissal and stay the creation of that special litigation committee and the delegation of complete authority to said committee to review the transaction and determine whether prosecution of the Bomar action is in the interests of Torchmark and its shareholders and what action Torchmark should take with regard to the Bomar action. The committee, through its separately retained counsel, advised the Court that it concurred in Torchmark's motions. The plaintiff subsequently amended her complaint to delete the request for establishment of a constructive trust. A hearing on Torchmark's amended motion to dismiss and stay discovery was held November 13, 2001 and on November 26, 2001, the Circuit Court issued an order staying all proceedings in Bomar for 150 days during which the special litigation committee was charged with investigating, reviewing and analyzing the asserted claims, completing its written report and filing the same with the Circuit Court. The special litigation committee has obtained from Torchmark the documentary evidence it requested from the company and in February, 2002 commenced its witness interview process.

  On January 22, 2002, purported class action litigation was filed against Liberty and Torchmark in the Circuit Court of Choctaw County, Alabama on behalf of all persons who currently or in the past were insured under Liberty cancer policies which are no longer marketed regardless of whether such policies remain in force or have lapsed (Roberts v. Liberty National Life Insurance Company, Case No. CV-2002-009-B). Plaintiffs in this action purchased guaranteed renewable cancer policies wherein Liberty reserved the right to change premium rates. They allege that Liberty ceased marketing certain cancer policies-- "closed" the block of business, capping the potential pool of insureds and leading to increased premiums to the remaining insureds. They further allege that in instituting premium increases on cancer policies after the Robertson v. Liberty National Life Insurance Company class action settlement, Liberty misrepresented the reasons for such premium increases. This action asserts claims for breach of contract in implementing premium rate increases on a basis other than that set out in the policies, misrepresentation regarding the premium increases, fraud and suppression concerning the closed block of business and unjust enrichment. Unspecified compensatory and punitive damages, attorneys fees, costs and interest are sought by plaintiffs on behalf of the class.

  Torchmark has previously reported the settlement and dismissal of Pearson v. Torchmark Corporation (Case No. CV-95-140) on January 10, 2001. The settlement fund of $6 million, to which Torchmark contributed pursuant to a litigation indemnity given at the time of its 1996 sale of Torch Energy Advisors Incorporated, was distributed in March 2001.

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

              (Dollar amounts in thousands except per share data)

Note 19--Business Segments (continued)

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

                             Torchmark Corporation
                        Premium By Distribution Channel

                                                For the Year 2001
                         -------------------------------------------------------------------
                               Life             Health          Annuity          Total
                         ----------------  ----------------  -------------  ----------------
                                    % of              % of           % of              % of
Distribution Channel       Amount   Total    Amount   Total  Amount  Total    Amount   Total
--------------------     ---------- -----  ---------- -----  ------- -----  ---------- -----
United American
 Independent............ $   47,415   4.1% $  464,100  45.9% $   393   0.7% $  511,908  23.1%
Liberty National
 Exclusive..............    297,223  26.0     155,886  15.4       63   0.1     453,172  20.5
American Income
 Exclusive..............    246,690  21.5      49,835   4.9                    296,525  13.4
Direct Response.........    289,097  25.3      17,773   1.8                    306,870  13.8
United American Branch
 Office.................     19,255   1.7     323,159  32.0                    342,414  15.5
Other...................    244,819  21.4                     59,461  99.2     304,280  13.7
                         ---------- -----  ---------- -----  ------- -----  ---------- -----
                         $1,144,499 100.0% $1,010,753 100.0% $59,917 100.0% $2,215,169 100.0%
                         ========== =====  ========== =====  ======= =====  ========== =====
                                                For the Year 2000
                         -------------------------------------------------------------------
                               Life             Health          Annuity          Total
                         ----------------  ----------------  -------------  ----------------
                                    % of              % of           % of              % of
Distribution Channel       Amount   Total    Amount   Total  Amount  Total    Amount   Total
--------------------     ---------- -----  ---------- -----  ------- -----  ---------- -----
United American
 Independent............ $   42,305   3.9% $  442,370  48.6% $   700   1.3% $  485,375  23.7%
Liberty National
 Exclusive..............    294,197  27.2     151,363  16.6       79   0.2     445,639  21.8
American Income
 Exclusive..............    231,149  21.4      48,296   5.3                    279,445  13.7
Direct Response.........    267,899  24.7      14,860   1.6                    282,759  13.8
United American Branch
 Office.................     19,393   1.8     254,267  27.9                    273,660  13.4
Other...................    227,182  21.0                     52,150  98.5     279,332  13.6
                         ---------- -----  ---------- -----  ------- -----  ---------- -----
                         $1,082,125 100.0%   $911,156 100.0% $52,929 100.0% $2,046,210 100.0%
                         ========== =====  ========== =====  ======= =====  ========== =====

                                                For the Year 1999
                         -------------------------------------------------------------------
                               Life             Health          Annuity          Total
                         ----------------  ----------------  -------------  ----------------
                                    % of              % of           % of              % of
Distribution Channel       Amount   Total    Amount   Total  Amount  Total    Amount   Total
--------------------     ---------- -----  ---------- -----  ------- -----  ---------- -----
United American
 Independent............ $   37,375   3.7%   $427,023  51.8% $   508   1.2% $  464,906  24.7%
Liberty National
 Exclusive..............    288,330  28.3     143,857  17.4       60   0.2     432,247  22.9
American Income
 Exclusive..............    217,367  21.4      47,564   5.8                    264,931  14.1
Direct Response.........    245,824  24.1      11,778   1.4                    257,602  13.7
United American Branch
 Office.................     19,318   1.9     194,594  23.6                    213,912  11.4
Other...................    210,087  20.6                     40,401  98.6     250,488  13.2
                         ---------- -----  ---------- -----  ------- -----  ---------- -----
                         $1,018,301 100.0%   $824,816 100.0% $40,969 100.0% $1,884,086 100.0%
                         ========== =====  ========== =====  ======= =====  ========== =====

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

              (Dollar amounts in thousands except per share data)

Note 19--Business Segments (continued)

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

  The measure of profitability for the investment segment is excess investment income, which represents the income earned on the investment portfolio in excess of net policy requirements and financing costs associated with debt and Torchmark's preferred securities. The investment segment is measured on a tax-equivalent basis, equating the return on tax-exempt investments to the pretax return on taxable investments. Other than the above-mentioned interest allocations, there are no other intersegment revenues or expenses. Expenses directly attributable to corporate operations are included in the "Corporate" category. All other unallocated revenues and expenses on a pretax basis, including insurance administrative expense, are included in the "Other" segment category. The table below sets forth a reconciliation of Torchmark's revenues and operations by segment to its major income statement line items.

                                                            For the year 2001
                          -------------------------------------------------------------------------------------------
                             Life       Health    Annuity   Investment   Other    Corporate  Adjustments Consolidated
                          ----------  ----------  --------  ---------- ---------  ---------  ----------- ------------
Revenue:
 Premium................  $1,144,499  $1,010,753  $ 59,917                                                $2,215,169
 Net Investment income..                                     $496,207                          $(4,377)      491,830
 Other income...........                                               $   4,391                (1,916)        2,475
                          ----------  ----------  --------   --------  ---------  --------     -------    ----------
   Total revenue........   1,144,499   1,010,753    59,917    496,207      4,391       -0-      (6,293)    2,709,474
Expenses:
 Policy benefits........     754,193     663,908    36,535                                                 1,454,636
 Required interest on
  reserves..............    (263,748)    (14,911)  (42,604)   321,263                                            -0-
 Amortization of
  acquisition costs.....     201,322      71,913    28,558                                                   301,793
 Commissions and premium
  tax...................      63,949      99,047     2,381                                      (1,916)      163,461
 Required interest on
  acquisition costs.....     105,391      17,338     9,351   (132,080)                                           -0-
 Financing costs*.......                                       51,479                           (6,973)       44,506
                          ----------  ----------  --------   --------  ---------  --------     -------    ----------
   Total expenses.......     861,107     837,295    34,221    240,662        -0-       -0-      (8,889)    1,964,396
                          ----------  ----------  --------   --------  ---------  --------     -------    ----------
Underwriting income
 before other income and
 administrative expense
 and nonrecurring
 charge.................     283,392     173,458    25,696                                                   482,546
Nonrecurring charge.....         -0-                                                               -0-           -0-
                          ----------  ----------  --------   --------  ---------  --------     -------    ----------
Underwriting income
 before other income and
 administrative expense.     283,392     173,458    25,696                                         -0-       482,546
Excess investment income                                      255,545                                        255,545
Subtotal adjustments....                                                   4,391       -0-       2,596         6,987
                          ----------  ----------  --------   --------  ---------  --------     -------    ----------
   Subtotal.............     283,392     173,458    25,696    255,545      4,391       -0-       2,596       745,078
Administrative expense..                                                (119,038)                           (119,038)
Parent expense..........                                                          $(10,104)                  (10,104)
Goodwill amortization...                                                           (12,075)                  (12,075)
                          ----------  ----------  --------   --------  ---------  --------     -------    ----------
   Pretax operating
    income..............  $  283,392  $  173,458  $ 25,696   $255,545  $(114,647) $(22,179)    $ 2,596       603,861
                          ==========  ==========  ========   ========  =========  ========     =======
Deduct realized investment losses.................................................................            (2,432)
                                                                                                          ----------
   Pretax income..................................................................................        $  601,429
                                                                                                          ==========

-------
* Investment segment includes preferred securities dividends on a pretax basis.

              (Dollar amounts in thousands except per share data)

Note 19--Business Segments (continued)

                                                           For the year 2000
                          -----------------------------------------------------------------------------------------
                             Life      Health   Annuity   Investment   Other    Corporate  Adjustments Consolidated
                          ----------  --------  --------  ---------- ---------  ---------  ----------- ------------
Revenue:
 Premium................  $1,082,125  $911,156  $ 52,929                                                $2,046,210
 Net Investment income..                                   $481,081                         $ (8,655)      472,426
 Other income...........                                             $   4,650                (2,070)        2,580
                          ----------  --------  --------   --------  ---------  --------    --------    ----------
   Total revenue........   1,082,125   911,156    52,929    481,081      4,650               (10,725)    2,521,216
Expenses:
 Policy benefits........     711,833   591,022    36,627                                                 1,339,482
 Required interest on
  reserves..............    (246,989)  (15,736)  (42,688)   305,413                                            -0-
 Amortization of
  acquisition costs.....     188,268    68,778    17,791                                                   274,837
 Commissions and premium
  tax...................      59,754    91,069     2,116                                      (2,070)      150,869
 Required interest on
  acquisition costs.....      98,596    14,907     8,124   (121,627)                                           -0-
 Financing costs*.......                                     70,309                          (15,822)       54,487
                          ----------  --------  --------   --------  ---------  --------    --------    ----------
   Total expenses.......     811,462   750,040    21,970    254,095                          (17,892)    1,819,675
                          ----------  --------  --------   --------  ---------  --------    --------    ----------
Underwriting income
 before other income and
 administrative expense.     270,663   161,116    30,959                                                   462,738
Excess investment
 income.................                                    226,986                                        226,986
Subtotal adjustments....                                                 4,650                 7,167        11,817
                          ----------  --------  --------   --------  ---------  --------    --------    ----------
   Subtotal.............     270,663   161,116    30,959    226,986      4,650                 7,167       701,541
Administrative expense..                                              (111,817)                           (111,817)
Parent expense..........                                                        $ (9,369)                   (9,369)
Goodwill amortization...                                                         (12,075)                  (12,075)
                          ----------  --------  --------   --------  ---------  --------    --------    ----------
   Pretax operating
    income..............  $  270,663  $161,116  $ 30,959   $226,986  $(107,167) $(21,444)   $  7,167       568,280
                          ==========  ========  ========   ========  =========  ========    ========
Deduct realized investment losses ..............................................................            (5,322)
                                                                                                        ----------
   Pretax income................................................................................        $  562,958
                                                                                                        ==========

-------
* Investment segment includes MIPS dividend on a pretax basis.

              (Dollar amounts in thousands except per share data)

Note 19--Business Segments (continued)

                                                           For the year 1999
                          -----------------------------------------------------------------------------------------
                             Life      Health   Annuity   Investment   Other    Corporate  Adjustments Consolidated
                          ----------  --------  --------  ---------- ---------  ---------  ----------- ------------
Revenue:
 Premium................  $1,018,301  $824,816  $ 40,969                                                $1,884,086
 Net Investment income..                                   $458,824                         $(11,487)      447,337
 Other income...........                                             $   3,348                (2,008)        1,340
                          ----------  --------  --------   --------  ---------  --------    --------    ----------
   Total revenue........   1,018,301   824,816    40,969    458,824      3,348               (13,495)    2,332,763
Expenses:
 Policy benefits........     666,122   535,901    34,524                                                 1,236,547
 Required interest on
  reserves..............    (229,287)  (17,383)  (40,991)   287,661                                            -0-
 Amortization of
  acquisition costs.....     170,444    64,046    13,310                                                   247,800
 Commissions and premium
  tax...................      56,341    84,913       759                                      18,642       160,655
 Required interest on
  acquisition costs.....      91,412    12,707     6,536   (110,655)                                           -0-
 Financing costs*.......                                     66,431                          (14,090)       52,341
                          ----------  --------  --------   --------  ---------  --------    --------    ----------
   Total expenses.......     755,032   680,184    14,138    243,437                            4,552     1,697,343
                          ----------  --------  --------   --------  ---------  --------    --------    ----------
Underwriting income
 before other income and
 administrative expense
 and nonrecurring
 charge.................     263,269   144,632    26,831                                                   434,732
Nonrecurring charge.....     (20,650)                                                         20,650           -0-
                          ----------  --------  --------   --------  ---------  --------    --------    ----------
Underwriting income
 before other income and
 administrative expense.     242,619   144,632    26,831                                      20,650       434,732
Excess investment
 income.................                                    215,387                                        215,387
Subtotal adjustments....                                                 3,348               (18,047)      (14,699)
                          ----------  --------  --------   --------  ---------  --------    --------    ----------
   Subtotal.............     242,619   144,632    26,831    215,387      3,348                 2,603       635,420
Administrative expense..                                              (104,903)                           (104,903)
Parent expense..........                                                        $(10,166)                  (10,166)
Goodwill amortization...                                                         (12,075)                  (12,075)
                          ----------  --------  --------   --------  ---------  --------    --------    ----------
   Pretax operating
    income..............  $  242,619  $144,632  $ 26,831   $215,387  $(101,555) $(22,241)   $  2,603       508,276
                          ==========  ========  ========   ========  =========  ========    ========
Deduct realized investment losses and gain on sale of equipment.................................          (105,868)
                                                                                                        ----------
   Pretax income................................................................................        $  402,408
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

                             Torchmark Corporation
                               Assets By Segment



                                                    At December 31, 2001
                          -------------------------------------------------------------------------
                             Life     Health   Annuity   Investment  Other   Corporate Consolidated
                          ---------- -------- ---------- ---------- -------- --------- ------------
Cash and invested
 assets.................                                 $7,108,088                    $ 7,108,088
Accrued investment
 income.................                                    125,210                        125,210
Deferred acquisition
 costs..................  $1,734,683 $309,966 $  137,713                                 2,182,362
Goodwill................                                                     $378,436      378,436
Separate account assets.                       2,502,284                                 2,502,284
Other assets............                                            $131,773               131,773
                          ---------- -------- ---------- ---------- -------- --------  -----------
Total assets............  $1,734,683 $309,966 $2,639,997 $7,233,298 $131,773 $378,436  $12,428,153
                          ========== ======== ========== ========== ======== ========  ===========
                                                    At December 31, 2000
                          -------------------------------------------------------------------------
                             Life     Health   Annuity   Investment  Other   Corporate Consolidated
                          ---------- -------- ---------- ---------- -------- --------- ------------
Cash and invested
 assets.................                                 $6,506,292                    $ 6,506,292
Accrued investment
 income.................                                    119,124                        119,124
Deferred acquisition
 costs..................  $1,653,567 $266,131 $  155,621                                 2,075,319
Goodwill................                                                     $390,509      390,509
Separate account assets.                       3,741,415                                 3,741,415
Other assets............                                            $129,899               129,899
                          ---------- -------- ---------- ---------- -------- --------  -----------
Total assets............  $1,653,567 $266,131 $3,897,036 $6,625,416 $129,899 $390,509  $12,962,558
                          ========== ======== ========== ========== ======== ========  ===========


Note 20--Related Party Transactions

  First Command. Lamar C. Smith, elected a director of Torchmark in October 1999, is an officer, director and 15% owner of First Command Financial Services, Inc. (First Command), which receives commissions as the Military Agency distribution system for selling certain life insurance products offered by Torchmark's insurance subsidiaries. These commissions were $48.2 million in 2001, $43.5 million in 2000, and $39.2 million in 1999.

  During 2001, Torchmark entered into a coinsurance agreement with First Command whereby Torchmark cedes back to First Command approximately 5% of the new life insurance business sold by First Command on behalf of Torchmark's insurance subsidiaries. Under the terms of this agreement, First Command pays Torchmark expense allowances equal to 5.5% of all premium collected and an additional 2.9% of first year premium. First Command reimburses Torchmark for premium taxes. Also under the agreement, Torchmark provides First Command certain administrative, accounting, and investment management services. Premium ceded in 2001 was $108 thousand. At December 31, 2001, life insurance ceded was $47 million and annualized ceded premium was $398 thousand.

  Torchmark has entered into two loan agreements with First Command, a construction loan agreement and a collateral loan agreement. The construction loan was entered into in 2001 and had an outstanding balance of $6.1 million at December 31, 2001. The loan was made at a rate of 7.55% and is collateralized by the construction of a four-story building in Fort Worth, Texas to be completed in late 2002. In addition to the office building as collateral, in the event of default, Torchmark has the right of offset to any commissions due First Command. The maximum amount of borrowing allowed on this loan is $22.5 million. Interest is added to the loan balance until the building is completed. The agreement calls for Torchmark to permanently finance the building with a fifteen-year mortgage at a rate of 2.25% over the ten year treasury rate at inception, but not less than 7%.

  The collateral loan agreement was entered into in 1998 with an initial loan of $7 million. An additional $15 million was loaned in 2001. The loan bears interest at a rate of 7%. It is collateralized by a group of mutual funds in which the

              (Dollar amounts in thousands except per share data)

Note 20--Related Party Transactions (continued)

loan balance can never exceed 90% of the value of the collateral. The loan accumulated interest until December 31, 2001, after which it is to be repaid with a fixed payment amortizing the loan over fifteen years. The outstanding loan balance at December 31, 2001 was $22.9 million.

  Real Estate. In 1998, Torchmark decided to divest itself of its real estate operations because yields that could be obtained on alternative investments were significantly greater. During 1998 and early 1999, efforts were made to market these properties, and as a result, the majority of its properties were disposed of in two transactions in 1999 as discussed in Note 3, Investments beginning on page 54 of this report. One of these transactions involved Elgin Development Company, of which R. K. Richey, the Chairman of the Executive Committee of Torchmark, was an investor. This transaction involved the sale of properties to an investor group of which Elgin Development Company was a 30% investor. Total consideration for the transaction was $97.4 million of which $85 million was cash and the balance was in a ten year collateralized 8% note from Elgin Development Company. Torchmark's loss associated with this transaction was $10 million after tax. At the time of the transaction, Mr. Richey was a one-third investor in Elgin Development Company. His total investment in Elgin Development was approximately $1.5 million. The outstanding balance of the collateralized note with Elgin Development Company, which is included in fixed maturities, was $10.5 million at December 31, 2001.

  At the present time, Mr. Richey is a 25% investor in Stonegate Realty Company, LLC, the parent company of Elgin Development Company which in turn is a 50% owner of Commercial Real Estate Services. Commercial Real Estate Services manages certain of Torchmark's company-occupied and investment real estate properties along with those of other clients. Fees paid by Torchmark subsidiaries for these management and maintenance services were $757 thousand in 2001 and $750 thousand in 2000. Lease rentals paid by Torchmark subsidiaries were $261 thousand and $260 thousand in 2001 and 2000, respectively.

  MidFirst Bank. Torchmark has engaged MidFirst Bank as the servicing agent for a portion of Torchmark's subsidiaries' commercial mortgages portfolios. George J. Records is an officer, director, and 38.3% beneficial owner of Midland Financial Co., the parent corporation of MidFirst Bank. He is also a director of Torchmark. Fees paid for these services were $109 thousand in 2001, $106 thousand in 2000, and $72 thousand in 1999.

  Baxley. William J. Baxley is a partner in the law firm of Baxley, Dillard, Dauphin & McKnight which performs legal services for Torchmark and certain of its subsidiaries. In 1997, Mr. Baxley was loaned $668 thousand on an unsecured basis at a rate of 6.02%. Repayments were to be made in the form of legal services at customary rates to be applied against the outstanding balance which would amortize the loan with interest over nine years. In October, 2001, the terms of the loan were revised and an additional amount of $395 thousand was loaned to Baxley. The interest rate was revised to 5.6% and the term of the loan was extended until July, 2013. At December 31, 2001, the outstanding balance of this loan was $788 thousand.

  Additionally, Liberty loaned Mr. Baxley's wife $883 thousand secured by a mortgage on a building sold to her in 1997. Interest is charged at a rate of 7.7%. Scheduled cash payments are made to Liberty to amortize the loan over thirty years. However, there is a balloon payment due at the end of ten years
(2007) in the amount of $712 thousand less a credit of $18 thousand if all payments are made timely. To date, all payments have been timely. At December 31, 2001, the outstanding balance of this loan was $824 thousand.

  Torchmark customarily grants options to certain consultants for their services in addition to their fees. Mr. Baxley has received Torchmark options in the past.

              (Dollar amounts in thousands except per share data)


Note 21--Selected Quarterly Data (Unaudited)

  The following is a summary of quarterly results for the two years ended December 31, 2001. The information is unaudited but includes all adjustments (consisting of normal accruals) which management considers necessary for a fair presentation of the results of operations for these periods.

                                              Three Months Ended
                                 -----------------------------------------------
                                 March 31,  June 30,  September 30, December 31,
                                 ---------  --------  ------------- ------------
2001:
-----
Premium and policy charges...... $546,866   $561,218    $554,041      $553,044
Net investment income...........  120,687    122,864     123,422       124,857
Realized investment
 gains/(losses).................    6,544      4,288       8,567       (21,831)
Total revenues..................  674,766    689,030     686,690       656,556
Policy benefits.................  358,879    366,807     363,036       365,914
Amortization of acquisition
 expenses.......................   72,445     79,054      77,227        73,067
Pretax income from continuing
 operations.....................  155,278    155,725     160,666       129,760
Income (loss) from discontinued
 operations.....................   (3,280)       -0-         -0-           -0-
Net income......................   96,398     73,174     103,815        83,126
Basic net income per common
 share from continuing
 operations.....................      .79        .81         .84           .69
Basic net income per common
 share..........................      .76        .58         .83           .67
Diluted net income per common
 share from continuing
 operations.....................      .79        .80         .83           .69
Diluted net income per common
 share..........................      .76        .58         .82           .67
Diluted net income per common
 share from continuing
 operations excluding realized
 gains/(losses), and gain/(loss)
 on redemption of debt and
 change in accounting principle.      .75        .78         .79           .80
2000:
-----
Premium and policy charges...... $503,053   $506,834    $512,738      $523,585
Net investment income...........  117,111    117,427     118,073       119,815
Realized investment
 gains/(losses).................   (1,859)    (9,839)      9,092        (2,716)
Total revenues..................  619,017    615,133     640,554       641,190
Policy benefits.................  331,520    333,274     335,692       338,996
Amortization of acquisition
 expenses.......................   66,357     67,277      69,061        72,142
Pretax income from continuing
 operations.....................  137,910    129,774     151,836       143,438
Net income......................   88,882     83,294      97,736        92,123
Basic net income per common
 share from continuing
 operations.....................      .68        .65         .77           .73
Basic net income per common
 share..........................      .68        .65         .77           .73
Diluted net income per common
 share from continuing
 operations.....................      .68        .65         .77           .72
Diluted net income per common
 share..........................      .68        .65         .77           .73
Diluted net income per common
 share from continuing
 operations excluding realized
 gains/losses, and gain/(loss)
 on redemption
 of debt........................      .69        .70         .72           .74

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

                                   PART III

            Item 10. Directors and Executive Officers of Registrant

  Information required by this item is incorporated by reference from the sections entitled "Election of Directors," "Profiles of Directors and Nominees," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Securities Exchange Act in the Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2002 (the Proxy Statement), which is to be filed with the Securities and Exchange Commission.

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

                                    PART IV

  Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a) Index of documents filed as a part of this report:

                                                                      Page of
                                                                    this report
                                                                    -----------
  Financial Statements:
  Torchmark Corporation and Subsidiaries:
   Independent Auditors' Reports...................................      42
   Consolidated Balance Sheet at December 31, 2001 and 2000........      43
   Consolidated Statement of Operations for each of the years in
    the three-year period ended December 31, 2001..................      44
   Consolidated Statement of Comprehensive Income for each of the
    years in the three-year period ended December 31, 2001.........      46
   Consolidated Statement of Shareholders' Equity for each of the
    years in the three-year period ended December 31, 2001.........      47
   Consolidated Statement of Cash Flow for each of the years in the
    three-year period ended December 31, 2001......................      48
   Notes to Consolidated Financial Statements......................      50

  Schedules Supporting Financial Statements for each of the years in the three-year period ended December 31, 2001:
   II. Condensed Financial Information of Registrant (Parent Compa-
   ny).............................................................      93
   IV. Reinsurance (Consolidated)..................................      96

  Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X.

(b) Reports on Form 8-K.

  The following Forms 8-K were filed by the registrant during the fourth quarter of 2001:

     (i) Form 8-K dated October 23, 2001 filing Torchmark Corporation Press Release dated October 23, 2001

     (ii) Form 8-K dated November 2, 2001 filing certain exhibits to Registration Statement No. 333-83411 for Torchmark Capital Trust I 7 3/4% Trust Preferred Securities

     (iii) Form 8-K dated December 13, 2001 filing certain exhibits to Registration Statement No. 333-83411 for Torchmark Capital Trust II 7 3/4% Trust Preferred Securities

     (iv) Form 8-K dated December 14, 2001 filing certain exhibits to Registration Statement Nos. 333-83411 and 333-74930 for Torchmark Corporation 6 1/4% Senior Notes due 2006

  No financial statements were included in any of the foregoing Forms 8-K.

(c) Exhibits

                                    EXHIBITS

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
  (3)(i) Restated Certificate of Incorporation of Torchmark
         Corporation, as amended (incorporated by reference from
         Exhibit 3(i) to Form 10-K for the fiscal year ended December
         31, 2000)
    (ii) By-Laws of Torchmark Corporation, as amended
  (4)(a) Specimen Common Stock Certificate (incorporated by reference from Exhibit 4(a) to Form 10-K for the fiscal year ended
         December 31, 1989)
     (b) Trust Indenture dated as of February 1, 1987 between
         Torchmark Corporation and Morgan Guaranty Trust Company of
         New York, as Trustee (incorporated by reference from Exhibit
         4(b) to Form S-3 for $300,000,000 of Torchmark Corporation
         Debt Securities and Warrants (Registration No. 33-11816))

     (c) Junior Subordinated Indenture, dated November 2, 2001, between Torchmark Corporation and The Bank of New York defining the rights of the 7 3/4% Junior Subordinated
         Debentures (incorporated by reference from Exhibit 4.3 to Form 8-K dated November 2, 2001)

     (d) Supplemental Indenture, dated as of December 14, 2001, between Torchmark, BankOne Trust Company, National
         Association and The Bank of New York, supplementing the
         Indenture Agreement dated February 1, 1987 (incorporated
         herein by reference to Exhibit 4(b) to Torchmark's
         Registration Statement on Form S-3 (File No. 33-11716), and
         defining the rights of the 6 1/4% Senior Notes (incorporated by reference from Exhibit 4.1 to Form 8-K dated December 14,
         2001)
 (10)(a) Torchmark Corporation and Affiliates Retired Lives Reserve
         Agreement, as amended, and Trust (incorporated by reference from Exhibit 10(b) to Form 10-K for the fiscal year ended
         December 31, 1991)
     (b) Capital Accumulation and Bonus Plan of Torchmark
         Corporation, as amended, (incorporated by reference from
         Exhibit 10(c) to Form 10-K for the fiscal year ended
         December 31, 1988)
     (c) Torchmark Corporation Supplementary Retirement Plan
         (incorporated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1992)
     (d) 364-Day $325,000,000 Credit Agreement dated as of November
         30, 2001 among Torchmark Corporation, the Lenders, BankOne,
         NA, as Administrative Agent, Bank of America, N.A., as
         Syndication Agent and Fleet National Bank and AmSouth Bank,
         as Documentation Agents
     (e) Certified Copy of Resolution Regarding Director Retirement
         Benefit Program (incorporated by reference from Exhibit
         10(e) to Form 10-K for the fiscal year ended December 31,
         1999)
     (f) Torchmark Corporation Restated Deferred Compensation Plan
         for Directors, Advisory Directors, Directors Emeritus and
         Officers, as amended (incorporated by reference from Exhibit
         10(e) to Form 10-K for the fiscal year ended December 31,
         1992)
     (g) The Torchmark Corporation 1987 Stock Incentive Plan
         (incorporated by reference from Exhibit 10(f) to Form 10-K for the fiscal year ended December 31, 1998)
     (h) General Agency Contract between Liberty National Life
         Insurance Company and First Command Financial Services,
         Inc., (formerly known as Independent Research Agency For
         Life Insurance, Inc.) (incorporated by reference from
         Exhibit 10(i) to Form 10-K for the fiscal year ended
         December 31, 1990)

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
     (i) Form of Marketing and Administrative Services Agreement
         between Liberty National Fire Insurance Company, Liberty
         National Insurance Corporation and Liberty National Life
         Insurance Company (incorporated by reference from Exhibit
         10.2 to Form S-1 Registration Statement No. 33-68114)
     (j) Form of Deferred Compensation Agreement Between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Eligible to Participate in the Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         and to Retire Prior to December 31, 1986 (incorporated by
         reference from Exhibit 10(k) to Form 10-K for the fiscal
         year ended December 31, 1991)
     (k) Form of Deferred Compensation Agreement between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Eligible to Participate in the Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         and Not Eligible to Retire Prior to December 31, 1986
         (incorporated by reference from Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 1991)
     (l) Torchmark Corporation Supplemental Savings and Investment
         Plan (incorporated by reference from Exhibit 10(m) to Form
         10-K for the fiscal year ended December 31, 1992)
     (m) Service Agreement, dated as of January 1, 1991, between
         Torchmark Corporation and Liberty National Life Insurance
         Company (prototype for agreements between Torchmark
         Corporation and other principal operating subsidiaries)
         (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1992)
     (n) The Torchmark Corporation Pension Plan (incorporated by reference from Exhibit 10(o) to Form 10-K for the fiscal
         year ended December 31, 1992)
     (o) The Torchmark Corporation 1998 Stock Incentive Plan
         (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1998)
     (p) The Torchmark Corporation Savings and Investment Plan
         (incorporated by reference from Exhibit 10(s) to Form 10-K for the fiscal year ended December 31, 1992)
     (q) Five Year $300,000,000 Credit Agreement dated as of November
         30, 2001 among Torchmark Corporation, TMK Re, Ltd., the
         Lenders, BankOne, NA, as Administrative Agent, Bank of
         America, N.A., as Syndication Agent, and Fleet National Bank
         and AmSouth Bank, as Documentation Agents
     (r) Coinsurance and Servicing Agreement between Security Benefit
         Life Insurance Company and Liberty National Life Insurance
         Company, effective as of December 31, 1995 (incorporated by reference from Exhibit 10(u) to Form 10-K for the fiscal
         year ended December 31, 1995)
     (s) Form of Deferred Compensation Agreement Between Torchmark
         Corporation or Subsidiary and Officer at the Level of Vice
         President or Above Not Eligible to Participate in Torchmark
         Corporation and Affiliates Retired Lives Reserve Agreement
         (incorporated by reference from Exhibit 10(j) to Form 10-K for the fiscal year ended December 31, 1991)
     (t) Torchmark Corporation 1996 Non-Employee Director Stock
         Option Plan (incorporated by reference from Exhibit 10(w) to
         Form 10-K for the fiscal year ended December 31, 1996)
     (u) Torchmark Corporation 1996 Executive Deferred Compensation
         Stock Option Plan (incorporated by reference from Exhibit
         10(x) to Form 10-K for the fiscal year ended December 31,
         1996)

                                                                        Page of
                                                                         this
                                                                        Report
                                                                        -------
     (v) The Liberty National Life Insurance Company Pension Plan for
         Non-Commissioned Employees (incorporated by reference from
         Exhibit 10(v) to Form 10-K for the fiscal year ended
         December 31, 1999)
     (x) Receivables Purchase Agreement dated as of December 21,
         1999, as Amended and Restated as of March 31, 2000 among
         AILIC Receivables Corporation, American Income Life
         Insurance Company, Preferred Receivables Funding Corporation
         and Bank One, NA (incorporated by reference from Exhibit
         10(x) to Form 10-K for the fiscal year ended December 31,
         2000)

     (y) Amendment dated as of August 31, 2001 to Receivables
         Purchase Agreement dated as of December 21, 1999 among AILIC
         Receivables Corporation, American Income Life Insurance
         Company, Preferred Receivables Funding Corporation and
         BankOne, N.A.

     (z) Form of Retirement Life Insurance Benefit Agreement
         ($1,995,000 face amount limit)

    (aa) Form of Retirement Life Insurance Benefit Agreement
         ($495,000 face amount limit)
 (11)    Statement re computation of per share earnings                    91
 (20)    Proxy Statement for Annual Meeting of Stockholders to be
         held April 25, 2002
 (21)    Subsidiaries of the registrant                                    92
 (23)(a) Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated January 31, 2002, into
         Form S-8 of The Torchmark Corporation Savings and Investment
         Plan (Registration No. 2-76378)

     (b) Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated January 31, 2002, into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 1996 Non-Employee Director Stock
         Option Plan (Registration No. 2-93760)
     (c) Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated January 31, 2002, into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 1987 Stock Incentive Plan
         (Registration No. 33-23580)
     (d) Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated January 31, 2002, into Form S-8 and the accompanying Form S-3 Prospectus of The
         Capital Accumulation and Bonus Plan of Torchmark Corporation
         (Registration No. 33-1032)
     (e) Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated January 31, 2002, into Form S-8 of the Liberty National Life Insurance Company
         401(k) Plan (Registration No. 33-65507)
     (f) Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated January 31, 2002, into Form S-8 and accompanying Form S-3 Prospectus of the
         Torchmark Corporation 1996 Executive Deferred Compensation
         Stock Option Plan (Registration No. 333-27111)
     (g) Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated January 31, 2002 into Form S-8 of the Profit Sharing and Retirement Plan of
         Liberty National Life Insurance Company (Registration No.
         333-83317)
     (h) Consent of Deloitte & Touche, LLP to incorporation by reference of their audit report dated January 31, 2002 into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 1998 Stock Incentive Plan
         (Registration No. 333-40604)
 (24)    Powers of attorney

                     TORCHMARK CORPORATION (PARENT COMPANY)
           SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEET
                             (Amounts in thousands)

                                                             December 31,
                                                         ----------------------
                                                            2001        2000
                                                         ----------  ----------
Assets:
 Investments:
  Long-term investments................................  $   30,726  $   27,198
  Short-term investments...............................      18,506       5,219
                                                         ----------  ----------
 Total investments.....................................      49,232      32,417
 Investment in affiliates..............................   3,338,818   3,055,354
 Due from affiliates...................................         -0-          37
 Accrued investment income.............................          28         260
 Taxes receivable......................................      12,985      25,184
 Other assets..........................................      40,586      26,552
                                                         ----------  ----------
   Total assets........................................  $3,441,649  $3,139,804
                                                         ==========  ==========
Liabilities and shareholders' equity:
 Liabilities:
  Short-term debt......................................  $  204,037  $  329,148
  Long-term debt.......................................     536,152     365,989
  Due to affiliates....................................      13,698         393
  Other liabilities....................................      46,078      48,519
                                                         ----------  ----------
  Total liabilities....................................     799,965     744,049
 Monthly income preferred securities...................         -0-     193,395
 Trust preferred securities............................     144,557         -0-
 Shareholders' equity:
  Preferred stock......................................         351         351
  Common stock.........................................     126,801     147,801
  Additional paid-in capital...........................     903,145     977,041
  Accumulated other comprehensive income ..............     (12,314)   (148,406)
  Retained earnings....................................   1,978,903   2,220,671
  Treasury stock.......................................    (499,759)   (995,098)
                                                         ----------  ----------
  Total shareholders' equity...........................   2,497,127   2,202,360
                                                         ----------  ----------
  Total liabilities and shareholders' equity...........  $3,441,649  $3,139,804
                                                         ==========  ==========


    See Notes to Condensed Financial Statements and accompanying Independent
                               Auditors' Report.

                             TORCHMARK CORPORATION
                                (PARENT COMPANY)
     SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
                       CONDENSED STATEMENT OF OPERATIONS
                             (Amounts in thousands)

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     2001      2000      1999
                                                   --------  --------  --------
Net investment income............................  $ 13,510  $ 11,073  $ 17,747
Realized investment gains (losses)...............     4,898   (81,724)  (24,179)
                                                   --------  --------  --------
  Total revenue..................................    18,408   (70,651)   (6,432)
General operating expenses.......................    11,735     9,296    10,169
Reimbursements from affiliates...................    (9,900)   (9,576)  (10,800)
Interest expense.................................    44,606    58,734    58,119
                                                   --------  --------  --------
  Total expenses.................................    46,441    58,454    57,488
                                                   --------  --------  --------
Operating loss before income taxes and equity in
 earnings of affiliates..........................   (28,033) (129,105)  (63,920)
Income taxes ....................................    10,937    46,874    22,834
                                                   --------  --------  --------
Net operating loss before equity in earnings of
 affiliates......................................   (17,096)  (82,231)  (41,086)
Equity in earnings of affiliates.................   412,558   454,348   308,114
Preferred securities dividends (net of tax)......    (4,532)  (10,284)   (9,158)
                                                   --------  --------  --------
  Net income from continuing operations..........   390,930   361,833   257,870
Discontinued operations:
 Loss on disposal................................    (3,280)      -0-       -0-
                                                   --------  --------  --------
Net income before extraordinary item and
 cumulative effect of change in accounting
 principle.......................................   387,650   361,833   257,870
Gain (loss) on redemption of debt (net of tax)...    (4,553)      202       -0-
                                                   --------  --------  --------
Net income before cumulative effect of change in
 accounting principle............................   383,097   362,035   257,870
Cumulative effect of change in accounting princi-
 ple.............................................   (26,584)      -0-    16,086
                                                   --------  --------  --------
  Net Income.....................................  $356,513  $362,035  $273,956
                                                   ========  ========  ========


    See Notes to Condensed Financial Statements and accompanying Independent
                               Auditors' Report.

                             TORCHMARK CORPORATION
                               (PARENT COMPANY)
    SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(continued)
                       CONDENSED STATEMENT OF CASH FLOW
                            (Amounts in thousands)

                                                   Year Ended December 31,
                                                 -----------------------------
                                                   2001      2000      1999
                                                 --------  --------  ---------
Cash provided from operations before dividends
 from subsidiaries.............................. $ (3,274) $(35,627) $ (60,364)
 Cash dividends from subsidiaries...............  273,466   220,542    284,881
                                                 --------  --------  ---------
Cash provided from operations...................  270,192   184,915    224,517
Cash provided from (used for) investing activi-
 ties:
 Disposition of investments.....................    1,874   119,021     43,436
 Acquisition of investments.....................  (10,407)      -0-    (49,260)
 Investment in subsidiaries.....................      -0-    (1,000)      (172)
 Loans to subsidiaries..........................   (1,000)  (35,500)   (77,476)
 Repayments on loans to subsidiaries............    1,000    35,500     75,400
 Net increase in temporary investments..........  (13,287)   (2,320)    (1,185)
 Additions to properties........................     (155)      (53)    (1,298)
 Disposition of properties......................       78        18         13
                                                 --------  --------  ---------
Cash used for investing activities..............  (21,897)  115,666    (10,542)
Cash provided from (used for) financing activi-
 ties:
 Issuance of 6.25% senior notes.................  177,771       -0-        -0-
 Issuance of trust preferred securities.........  144,554       -0-        -0-
 Issuance of debt...............................      -0-       -0-     63,152
 Repayments of debt............................. (133,454)  (95,390)       -0-
 Issuance of stock..............................  120,977     6,723     37,163
 Redemption of preferred stock..................      -0-       -0-    (20,000)
 Redemption of monthly income preferred securi-
  ties.......................................... (200,000)      -0-        -0-
 Acquisitions of treasury stock................. (303,085) (147,008)  (221,878)
 Borrowed from subsidiaries.....................  100,100    85,450    138,800
 Repayment on borrowings from subsidiaries......  (86,700)  (85,450)  (150,885)
 Payment of dividends...........................  (68,458)  (65,965)   (66,992)
                                                 --------  --------  ---------
Cash provided from (used for) financing activi-
 ties........................................... (248,295) (301,640)  (220,640)
Net decrease in cash............................      -0-    (1,059)    (6,665)
Cash balance at beginning of period.............      -0-     1,059      7,724
                                                 --------  --------  ---------
Cash balance at end of period................... $    -0-  $    -0-  $   1,059
                                                 ========  ========  =========

                             TORCHMARK CORPORATION
                               (PARENT COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (Amounts in thousands)

Note A--Dividends from Subsidiaries

  Cash dividends paid to Torchmark from the consolidated subsidiaries were as follows:

                                                       2001     2000     1999
                                                     -------- -------- --------
       Consolidated subsidiaries.................... $273,466 $220,542 $284,881
                                                     ======== ======== ========

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

                See accompanying Independent Auditors' Report.

                             TORCHMARK CORPORATION
                    SCHEDULE IV. REINSURANCE (CONSOLIDATED)
                             (Amounts in thousands)

                                                                                       Percentage
                                                      Ceded     Assumed                of Amount
                                          Gross      to Other  from Other     Net       Assumed
                                          Amount    Companies  Companies     Amount      to Net
                                       ------------ ---------- ---------- ------------ ----------

For the Year Ended December 31, 2001:
-------------------------------------
Life insurance in force..............  $110,766,526 $1,345,925 $2,288,493 $111,709,094    2.1%
                                       ============ ========== ========== ============    ===
Premiums:*
 Life insurance......................  $  1,059,484 $    6,296 $   20,445 $  1,073,633    1.9%
 Health insurance....................     1,016,336      5,621         38    1,010,753      0%
                                       ------------ ---------- ---------- ------------
  Total premiums.....................  $  2,075,820 $   11,917 $   20,483 $  2,084,386    1.0%
                                       ============ ========== ========== ============    ===
For the Year Ended December 31, 2000:
-------------------------------------
Life insurance in force..............  $105,989,502 $  974,566 $2,329,488 $107,344,424    2.2%
                                       ============ ========== ========== ============    ===

Premiums:*
 Life insurance......................  $    984,506 $    6,266 $   33,153 $  1,011,393    3.3%
 Health insurance....................       917,552      6,397        -0-      911,155      0%
                                       ------------ ---------- ---------- ------------
  Total premiums.....................  $  1,902,058 $   12,663 $   33,153 $  1,922,548    1.7%
                                       ============ ========== ========== ============    ===
For the Year Ended December 31, 1999:
-------------------------------------
Life insurance in force..............  $ 99,741,126 $  872,720 $2,377,705 $101,246,111    2.3%
                                       ============ ========== ========== ============    ===

Premiums:*
 Life insurance......................  $    919,779 $    5,622 $   32,713 $    946,870    3.5%
 Health insurance....................       831,984      7,180         12      824,816      0%
                                       ------------ ---------- ---------- ------------
  Total premiums.....................  $  1,751,763 $   12,802 $   32,725 $  1,771,686    1.8%
                                       ============ ========== ========== ============    ===

--------
* Excludes policy charges


                 See accompanying Independent Auditors' Report.

                                  SIGNATURES

  Pursuant to the requirements of Section 12 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Torchmark Corporation

                               /s/  C. B. Hudson
                     By: ________________________________
                     C.B. Hudson, Chairman,Chief Executive
                              Officer and Director

                              /s/ Gary L. Coleman
                     By: ________________________________
                         Gary L. Coleman, Executive Vice
                          President and Chief Financial
                          Officer (Principal Accounting
                                     Officer)

Date: March 15, 2002

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


        /s/ Joseph M. Farley *                   /s/ Harold T. McCormick *
By: ________________________________       By: ________________________________
      Joseph M. Farley Director                 Harold T. McCormick Director


       /s/ Louis T. Hagopian *                    /s/ George J. Records *
By: ________________________________       By: ________________________________
      Louis T. Hagopian Director                 George J. Records Director


     /s/ Joseph L. Lanier, Jr. *                     /s/ R.K. Richey *
By: ________________________________       By: ________________________________
    Joseph L. Lanier, Jr. Director                  R.K. Richey Director


       /s/ Lamar C. Smith *                        /s/ Joseph W. Morris *
By: ________________________________       By: ________________________________
     Lamar C. Smith Director                     Joseph W. Morris Director

Date: March 15, 2002

         /s/ Gary L. Coleman
*By: _______________________________
   Gary L. Coleman Attorney-in-fact