Form 10-Q
period 2002-03-31
TORCHMARK CORP
filed 2002-05-14
CIK 320335

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2002                   Commission File Number 1-8052


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

                                            Yes   X       No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the last practicable date.

           CLASS                           OUTSTANDING AT April 30, 2002
        Common Stock,                                121,419,578
       $1.00 Par Value

                           Index of Exhibits (Page 32)
                     Total number of pages included are 33.

                              TORCHMARK CORPORATION
                                      INDEX

                                                                        Page
                                                                        ----

Part I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                      Consolidated Balance Sheet                          1
                      Consolidated Statement of Operations                2
                      Consolidated Statement of Comprehensive Income      4
                      Consolidated Statement of Cash Flow                 5
                      Notes to Consolidated Financial Statements          6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      9

         Item 3. Quantitative and Qualitative Disclosures about Market
                 Risk                                                    25



PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                       26
         Item 6. Exhibits and Reports on Form 8-K                        32

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                             TORCHMARK CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (Amounts in thousands)

                                                                                  March 31,                  December 31,
                                                                                    2002                         2001
                                                                                -----------                  ------------
Assets                                                                           (Unaudited)
Investments:
   Fixed maturities, available for sale, at fair value
    (amortized cost:  2002 - $6,756,430; 2001 - $6,528,244)                     $ 6,638,803                  $ 6,526,429
   Equity securities, at fair value
    (cost:  2002 - $10,151; 2001 - $666)                                              9,808                          571
   Mortgage loans, at cost (fair value:
    2002 - $110,774; 2001 - $111,047)                                               112,288                      112,135
   Investment real estate, at depreciated cost                                       13,770                       14,133
   Policy loans                                                                     268,636                      266,979
   Other long-term investments, at fair value                                        41,041                       49,971
   Short-term investments                                                            30,615                      134,156
                                                                                -----------                  -----------
       Total investments                                                          7,114,961                    7,104,374

Cash                                                                                  4,525                        3,714
Accrued investment income                                                           135,160                      125,210
Other receivables                                                                    74,874                       67,549
Deferred acquisition costs                                                        2,100,915                    2,066,423
Value of insurance purchased                                                        112,907                      115,939
Property and equipment                                                               35,043                       36,137
Goodwill                                                                            378,436                      378,436
Other assets                                                                         12,623                       28,087
Separate account assets                                                           2,314,925                    2,502,284
                                                                                -----------                  -----------
       Total assets                                                             $12,284,369                  $12,428,153
                                                                                ===========                  ===========
Liabilities and Shareholders' Equity

Liabilities:
   Future policy benefits                                                       $ 5,416,945                  $ 5,348,929
   Unearned and advance premiums                                                     93,547                       93,624
   Policy claims and other benefits payable                                         254,142                      248,333
   Other policyholders' funds                                                        81,398                       80,929
                                                                                -----------                  -----------
       Total policy liabilities                                                   5,846,032                    5,771,815

Accrued income taxes                                                                577,218                      580,287
Short-term debt                                                                     241,873                      204,037
Long-term debt (fair value: 2002 -
   $549,397; 2001 - $543,275)                                                       535,432                      536,152
Other liabilities                                                                   145,521                      191,894
Separate account liabilities                                                      2,314,925                    2,502,284
                                                                                -----------                  -----------
       Total liabilities                                                          9,661,001                    9,786,469

Trust preferred securities
   (fair value: 2002 - $148,000; 2001 - $150,660)                                   144,412                      144,557

Shareholders' equity:
   Preferred stock                                                                        0                            0
   Common stock                                                                     126,801                      126,801
   Additional paid-in capital                                                       553,702                      552,634
   Accumulated other comprehensive income (loss)                                    (81,003)                     (12,314)
   Retained earnings                                                              2,065,153                    1,978,903
   Treasury stock, at cost                                                         (185,697)                    (148,897)
                                                                                -----------                  -----------
       Total shareholders' equity                                                 2,478,956                    2,497,127
                                                                                -----------                  -----------
       Total liabilities and shareholders' equity                               $12,284,369                  $12,428,153
                                                                                ===========                  ===========

See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (Unaudited and in thousands except per share data)

                                                                            Three Months Ended
                                                                                  March 31,
                                                                        ----------------------------
                                                                          2002                2001
                                                                        --------            --------
Revenue:
   Life premium                                                         $298,344            $281,152
   Health premium                                                        262,507             252,862
   Other premium                                                          10,390              12,852
                                                                        --------            --------
               Total premium                                             571,241             546,866

   Net investment income                                                 128,203             120,687
   Realized investment gains (losses)                                    (10,249)              6,544
   Other income                                                              479                 669
                                                                        --------            --------
               Total revenue                                             689,674             674,766

Benefits and expenses:
  Life policyholder benefits                                             199,845             185,561
  Health policyholder benefits                                           172,838             164,041
  Other policyholder benefits                                              8,196               9,277
                                                                        --------            --------
     Total policyholder benefits                                         380,879             358,879

  Amortization of deferred acquisition costs                              75,026              72,445
  Commissions and premium taxes                                           42,507              40,193
  Other operating expense                                                 34,615              32,386
  Amortization of goodwill                                                     0               3,018
  Interest expense                                                         7,318              12,567
                                                                        --------            --------
     Total benefits and expenses                                         540,345             519,488

Income from continuing operations before income taxes and
     extraordinary item                                                  149,329             155,278

Income taxes                                                             (50,168)            (53,194)
Preferred securities dividends (net of tax)                               (1,005)             (2,381)
                                                                        --------            --------
Income from continuing operations before extraordinary item               98,156              99,703
Loss on disposal of discontinued energy operations (net
     of tax benefit of $1,766)                                                 0              (3,280)
                                                                        --------            --------
Income before extraordinary item                                          98,156              96,423
Loss on redemption of debt (net of tax benefit: 2002 - $1;
     2001 - $13)                                                              (2)                (25)
                                                                        --------            --------
     Net income                                                         $ 98,154            $ 96,398
                                                                        ========            ========


                         (Continued on following page)

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (Unaudited and in thousands except per share data)
                                  (Continued)

                                                    Three Months Ended
                                                          March 31,
                                                   -------------------
                                                    2002          2001
                                                   ------       ------

Basic earnings per share:
Income from continuing operations before
   extraordinary item                              $0.80         $0.79
Loss from discontinued operations (net of
   applicable tax benefit)                          0.00         (0.03)
                                                   -----         -----

Income before extraordinary item                    0.80          0.76
Loss on redemption of debt (net of
   applicable tax benefit)                          0.00          0.00
                                                   -----         -----
     Net income                                    $0.80         $0.76
                                                   =====         =====




Diluted earnings per share:
Income from continuing operations before
   extraordinary item                              $0.80         $0.79
Loss from discontinued operations (net of
   applicable tax benefit)                          0.00         (0.03)
                                                   -----         -----

Income before extraordinary item                    0.80          0.76
Loss on redemption of debt (net of
   applicable tax benefit)                          0.00          0.00
                                                   -----         -----
     Net income                                    $0.80         $0.76
                                                   =====         =====



          See accompanying Notes to Consolidated Financial Statements.

                             TORCHMARK CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                          (Unaudited and in thousands)


                                                                                  Three Months Ended
                                                                                        March 31,
                                                                                -------------------------
                                                                                   2002           2001
                                                                                ---------       ---------
Net income                                                                      $  98,154       $  96,398

Other comprehensive income (loss):
       Unrealized gains (losses) on securities:
          Unrealized holding gains (losses) arising during period                (115,486)        158,475
          Less: reclassification adjustment for gains (losses)
                    on securities included in net income                            1,728          (3,473)
          Less: reclassification adjustment for amortization of
                    discount and premium                                           (1,490)         (1,035)
          Less: foreign exchange adjustment on securities
                    marked to market                                                 (484)          1,988
                                                                                ---------       ---------
          Unrealized gains (losses) on securities                                (115,732)        155,955
       Unrealized gains (losses) on other investments                                 626             189
       Unrealized gains (losses) on deferred acquisition costs                      8,878         (16,120)
       Foreign exchange translation adjustments                                       359          (1,702)
                                                                                ---------       ---------
              Other comprehensive income (loss), before tax                      (105,869)        138,322

       Income tax benefit (expense) related to other
              comprehensive income (loss)                                          37,180         (48,950)
                                                                                ---------       ---------

Other comprehensive income (loss)                                                 (68,689)         89,372
                                                                                ---------       ---------
Comprehensive income                                                            $  29,465       $ 185,770
                                                                                =========       =========







          See accompanying Notes to Consolidated Financial Statements

                             TORCHMARK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOW
                          (Unaudited and in thousands)


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                   --------------------------
                                                                                      2002             2001
                                                                                   ---------        ---------
Cash provided from operations                                                      $ 150,265        $ 205,768


Cash provided from (used for) investment activities:
  Investments sold or matured:
    Fixed maturities available for sale - sold                                        76,904          321,062
    Fixed maturities available for sale - matured, called, and repaid                 66,510           57,630
    Other long-term investments                                                        2,399              787
                                                                                   ---------        ---------
      Total investments sold or matured                                              145,813          379,479

  Investments acquired:
    Fixed maturities                                                                (371,354)        (443,662)
    Other long-term investments                                                      (13,276)          (4,151)
                                                                                   ---------        ---------
      Total investments acquired                                                    (384,630)        (447,813)

  Net (increase) decrease in short-term investments                                  103,541         (106,132)
  Disposition of properties                                                               15              303
  Additions to properties                                                               (622)          (1,208)
                                                                                   ---------        ---------
Cash provided from (used for) investment activities                                 (135,883)        (175,371)


Cash provided from (used for) financing activities:
  Issuance of common stock                                                             2,643            1,074
  Additions to debt                                                                   37,836                0
  Repayments of debt                                                                     (75)         (29,043)
  Acquisition of treasury stock                                                      (40,370)         (15,132)
  Cash dividends paid to shareholders                                                (11,062)         (11,377)
  Net receipts (withdrawals) from deposit product operations                          (2,543)          (5,156)
                                                                                   ---------        ---------
Cash provided from (used for) financing activities                                   (13,571)         (59,634)


Net increase (decrease) in cash                                                          811          (29,237)
Cash at beginning of year                                                              3,714           35,089
                                                                                   ---------        ---------
Cash at end of period                                                              $   4,525        $   5,852
                                                                                   =========        =========



          See accompanying Notes to Consolidated Financial Statements.

                              TORCHMARK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Accounting Policies

         The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at March 31, 2002 and the consolidated results of operations, comprehensive income and cash flow for the periods ended March 31, 2002 and 2001.

Note B - New Accounting Standards

         Effective January 1, 2002, Torchmark adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which changes the way goodwill is accounted for. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment method. Accordingly, Torchmark no longer amortizes its goodwill after January 1, 2002, but carries it at the December 31, 2001 balance of $378 million. Restatement of prior year results to exclude the amortization of goodwill is not permitted. Goodwill is subject to impairment testing upon implementation and annually thereafter based on the procedures outlined in SFAS 142. At the present time, implementation procedures do not indicate that any of Torchmark's goodwill is impaired.

Note C - Business Segments

         Torchmark's segments are based on the insurance product lines it markets and administers: life insurance, health insurance, and annuities. There is also an investment segment, which manages the investment portfolio, debt, and cash flow for the insurance segments and the corporate function. The measure of profitability for insurance segments is underwriting income before other income and administrative expenses. It represents the gross profit margin on insurance products before administrative expenses, and is calculated by deducting net policy obligations and acquisition expenses from premium revenue. The measure of profitability for the investment segment is excess investment income, which is the income earned on the investment portfolio in excess of net policy requirements and financing costs associated with Torchmark's debt and preferred securities. The tables below set forth revenue (excluding realized investment gains and losses) and measures of profitability by segment as well as provide reconciliations from the total measures of profitability to income before income taxes for the three-month periods ended March 31, 2002 and March 31, 2001, respectively.

                                   (UNAUDITED)

                          Selected Segment Information
                             (Amounts in thousands)

                                                                Three months ended March 31, 2002
                           -----------------------------------------------------------------------------------------------
                               Life          Health        Annuity     Investment    Other     Adjustments    Consolidated
                           ------------ -------------- ------------- ------------- --------- --------------- -------------
Revenue:
 Premium                    $ 298,344     $  262,507      $ 10,390                                             $  571,241
 Net investment income                                                 $ 129,159                  $  (956)        128,203
 Other income                                                                        $   949         (470)            479
                           ------------ -------------- ------------- ------------- ----------- ------------- -------------
   Total revenue*           $ 298,344     $  262,507      $ 10,390     $ 129,159     $   949      $(1,426)     $  699,923
                           ============ ============== ============= ============= =========== ============= =============

Measure of profitability:
 Underwriting income
  before other income and
  administrative expense    $  72,163     $   43,673      $  4,022                                             $  119,858
 Excess investment income                                              $  72,796                                   72,796
                           ------------ -------------- ------------- ------------- ----------- ------------- -------------
   Total measure of
      profitability         $  72,163     $   43,673      $  4,022     $  72,796     $     0      $     0      $  192,654
                           ============ ============== ============= ============= =========== ============= =============

* Excludes realized investment gains (losses)




                          Selected Segment Information
                             (Amounts in thousands)

                                                                Three months ended March 31, 2001
                           -----------------------------------------------------------------------------------------------
                               Life          Health        Annuity     Investment    Other     Adjustments    Consolidated
                           ------------ -------------- ------------- ------------- --------- --------------- -------------
Revenue:
 Premium                    $ 281,152     $ 252,862       $ 12,852                                             $  546,866
 Net investment income                                                 $ 121,951                  $ (1,264)       120,687
 Other income                                                                        $ 1,175          (506)           669
                           ------------ -------------- ------------- ------------- ----------- ------------- -------------
   Total revenue*           $ 281,152     $ 252,862       $ 12,852     $ 121,951     $ 1,175      $ (1,770)    $  668,222
                           ============ ============== ============= ============= =========== ============= =============

Measure of profitability:
 Underwriting income
  before other income and
  administrative expense    $  69,662     $  45,107       $  6,698                                             $  121,467
 Excess investment income                                              $  59,097                                   59,097
                           ------------ -------------- ------------- ------------- ----------- ------------- -------------
   Total measure of
      profitability         $  69,662     $  45,107       $  6,698     $  59,097     $     0      $      0     $  180,564
                           ============ ============== ============= ============= =========== ============= =============

* Excludes realized investment gains (losses)

                                   (UNAUDITED)

    Reconciliation of Measure of Profitability to Income Before Income Taxes
                             (Amounts in thousands)

                                                  For the three months ended
                                                          March 31,
                                              --------------------------------
                                                    2002            2001
                                              ---------------- ---------------

Total measure of profitablity                  $    192,654     $   180,564
Other income                                            949           1,175
Insurance administrative expense                    (31,274)        (29,980)
Parent expense                                       (3,341)         (2,406)
Tax equivalent adjustment                              (956)         (1,264)
Goodwill amortization                                     0          (3,018)
Realized investment gains/(losses)                  (10,249)          6,544
Pretax cost of Trust Preferred/MIPS
   dividends                                          1,546           3,663
                                              ---------------- ---------------
    Operating income before taxes**            $    149,329     $   155,278
                                              ================ ===============

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

         Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond Torchmark's control. If these estimates or assumptions prove to be incorrect, the actual results of Torchmark may differ materially from the forward-looking statements made on the basis of such estimates or assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, which may be national in scope, related to the insurance industry generally, or applicable to Torchmark specifically. Such events or developments could include, but are not necessarily limited to:

         1) Changing general economic conditions leading to unexpected changes in lapse rates and/or sales of Torchmark's policies;
         2) Regulatory developments, including changes in governmental regulations (particularly those impacting taxes and changes to the Federal Medicare program that would affect Medicare Supplement insurance) and regulatory inquiries regardies industrial life insurance;
         3) Market trends in the senior-aged health care industry that provide alternatives to traditional Medicare, such as Health Maintenance Organizations and other managed care or private plans, and that could affect the sales of traditional Medicare Supplemental insurance;
         4) Interest rate changes that affect product sales and/or investment portfolio yield;
         5) Changes in pricing competition;
         6) Litigation results;
         7) The inability of Torchmark to achieve the anticipated levels of administrative and operational efficiencies;
         8) Levels of mortality, morbidity, and utilization of healthcare services that differ from Torchmark's assumptions;
         9) The inability of Torchmark to obtain timely and appropriate premium rate increases for health insurance policies due to regulatory delay;
        10) The customer response to new products and marketing initiatives; and
        11) Reported amounts in the financial statements which are based on management's estimates and judgements which may differ from the actual amounts ultimately realized.

                              Results of Operations

         Torchmark management focuses on "net operating income" to evaluate the operating performance of the company. Net operating income excludes unusual and nonrecurring income or loss items which distort operating trends.

         A reconciliation of net operating income to net income as reported in the income statement is as follows with per share data on a diluted basis:

              Reconciliation of Net Operating Income to Net Income
            (Dollar amounts in thousands, except for per share data)

                                                                            Three months ended
                                                                                March 31,
                                                          ------------------------------------------------------
                                                                     2002                        2001
                                                          --------------------------   -------------------------
                                                             Amount       Per Share      Amount       Per Share
                                                          ------------   -----------   ----------   ------------
Net operating income                                        $ 104,818     $    0.85     $ 98,467      $    0.78
Realized investment gains(losses), net of tax, from:
 Investment sales                                              (1,110)        (0.01)       2,216           0.02
 Valuation of interest rate swap agreements                    (5,552)        (0.04)       2,038           0.01
Goodwill amortization                                               0           ---       (3,018)         (0.02)
Discontinued energy operations, net of tax                          0           ---       (3,280)         (0.03)
Loss on redemption of debt, net of tax                             (2)          ---          (25)           ---
                                                         -------------   -----------   ----------   ------------
 Net income                                                 $  98,154     $    0.80     $ 96,398      $    0.76
                                                         =============   ===========   ==========   ============

         Torchmark was required to adopt Financial Accounting Standard Board Statement No. 142 on accounting for goodwill as of January 1, 2002. This Statement no longer allows the amortization of goodwill but requires testing goodwill for impairment under the guidelines outlined by the Statement. No restatement of previous amortization of goodwill is permitted. For this reason, prior year goodwill amortization is added to prior year net operating income for comparability.

         The loss on discontinued energy operations in 2001 was a one-time charge related to Torchmark's energy activities disposed of in 1996. The charge was a result of a settlement of litigation, which was pending at the time of the disposition.

         The following table presents earnings and earnings per share data for Torchmark.

                               Earnings and Earnings Per Share
                   (Dollar amounts in thousands, except for per share data)

                           For the three months ended
                                    March 31,
                           --------------------------        %
                              2002            2001         Change
                           ----------       ---------     --------

Net operating income:
  Amount                    $104,818         $98,467         6.4
  Per Share:
   Basic                        0.86            0.78        10.3
   Diluted                      0.85            0.78         9.0


Net income:
  Amount                    $ 98,154         $96,398         1.8
  Per Share:
   Basic                        0.80            0.76         5.3
   Diluted                      0.80            0.76         5.3


         Torchmark's operating revenues, which exclude realized investment gains and losses, rose 5% to $700 million in the first three months of 2002 over the prior-year period. Total premium increased 4% to $571 million and net investment income increased 6% to $128 million in 2002. Torchmark's operating expenses as a percentage of operating revenues were 4.9% in the 2002 three-month period, compared with 4.8% in the same period of 2001. As a percentage of total premium, insurance administrative expenses were 5.5% for the first three months of both 2002 and 2001.

         The following table is a summary of Torchmark's net operating income by component. Insurance underwriting income is premium income less net policy obligations, commissions, acquisition expenses, and insurance administrative expenses plus other income. Excess investment income is tax equivalent net investment income reduced by the interest credited to net policy liabilities, and the financing cost of Torchmark's debt and preferred securities.

                         Summary of Net Operating Income
                          (Dollar amounts in thousands)


                                                        Three months
                                                       Ended March 31,          Increase
                                                  ---------------------     -----------------
                                                    2002        2001         Amount        %
                                                  --------     --------     -------       ---

Insurance underwriting income before
    other income and administrative expense:
       Life                                       $ 72,163     $ 69,662     $ 2,501         4
       Health                                       43,673       45,107      (1,434)       (3)
       Annuity                                       4,022        6,698      (2,676)      (40)
                                                  --------     --------     -------
           Total                                   119,858      121,467      (1,609)       (1)

Other income                                           949        1,175        (226)      (19)
Administrative expense                             (31,274)     (29,980)     (1,294)        4
                                                  --------     --------     -------

Insurance underwriting income                       89,533       92,662      (3,129)       (3)

Excess investment income                            72,796       59,097      13,699        23
Corporate expense                                   (3,341)      (2,406)       (935)       39
Tax equivalency adjustment                            (956)      (1,264)        308       (24)
                                                  --------     --------     -------
   Pretax insurance net operating income           158,032      148,089       9,943         7

Income tax                                         (53,214)     (49,622)     (3,592)        7
                                                  --------     --------     -------

Net operating income                              $104,818     $ 98,467     $ 6,351         6
                                                  ========     ========     =======       ===

Net operating income per diluted share            $   0.85     $   0.78                     9
                                                  ========     ========                   ===



A discussion of Torchmark's operations by segment follows.

         Life insurance. Torchmark's life insurance premium income increased 6% to $298 million in the first three months of 2002. The following table presents Torchmark's life insurance premium and policy charges by distribution method.

                                 Life Insurance
                         Premium by Distribution Method
                          (Dollar amounts in thousands)


                                           Three months ended March 31,
                                        ----------------------------------
                                               2002               2001          Increase
                                        ---------------   ----------------   -------------
                                                  % of               % of
                                         Amount   Total    Amount    Total    Amount    %
                                        --------  -----   --------   -----   -------    --
Direct Response                         $ 78,091   26     $ 69,975     25    $ 8,116    12
Liberty National Exclusive Agency         75,270   25       74,318     27        952     1
American Income Exclusive Agency          65,544   22       59,928     21      5,616     9
Military                                  35,760   12       32,040     11      3,720    12
United American Independent Agency        12,210    4       12,450      4       (240)   (2)
United American Branch Office Agency       4,821    2        4,864      2        (43)   (1)
Other                                     26,648    9       27,577     10       (929)   (3)
                                        --------  ---     --------    ---    -------
   Total life premium                   $298,344  100     $281,152    100    $17,192     6
                                        ========  ===     ========    ===    =======    ==


         Annualized life premium in force was $1.28 billion at March 31, 2002, 4% higher than the $1.22 billion in force a year ago. Life insurance sales, in terms of annualized premium issued, were $77.5 million in the 2002 first three months, increasing 1% over 2001 first quarter sales of $76.5 million. The following table presents Torchmark's life insurance sales and in force data by distribution method.

                                 Life Insurance
          Annualized Premium Sales and In Force by Distribution Method
                          (Dollar amounts in thousands)

                                                Sales                                     In Force
                             ---------------------------------------      ---------------------------------------
                                 Three months
                                Ended March 31,           Increase              At March 31,          Increase
                             -------------------      --------------      ---------------------------------------
                               2002        2001        Amount     %          2002        2001        Amount     %
                             -------     -------      -------    ---      ----------  ----------    -------    --

Direct Response              $29,241     $30,835      $(1,594)    (5)     $  333,365  $  316,173    $17,192     5
Liberty National
 Exclusive Agency             14,057      13,522          535      4         316,742     313,280      3,462     1
American Income
 Exclusive Agency             19,374      14,691        4,683     32         272,766     247,656     25,110    10
Military                       5,513       5,312          201      4         145,574     129,909     15,665    12
UA Independent Agency          5,757       7,139       (1,382)   (19)         54,227      55,833     (1,606)   (3)
UA Branch Office Agency        1,646       1,174          472     40          21,328      21,254         74     0
Other Distribution             1,904       3,830       (1,926)   (50)        131,874     137,246     (5,372)   (4)
                             -------     -------      -------             ----------  ----------    -------
 Total                       $77,492     $76,503      $   989      1      $1,275,876  $1,221,351    $54,525     4
                             =======     =======      =======    ===      ==========  ==========    =======    ==



         Torchmark's Direct Response operation is conducted through direct mail, co-op mailings, television and consumer magazine advertising, and direct mail solicitations endorsed by groups, unions and associations. The Direct Response operation additionally provides support to other Torchmark marketing agencies through sales leads. Direct Response's life premium of $78 million in the first quarter of 2002 represented 26% of Torchmark's total life premium, the largest of any Torchmark distribution system. Life premium for Direct Response increased 12% over the prior-year period. Direct Response life insurance sales declined 5% to $29 million in the first three months of 2002 from $31 million in the same period of 2001. The decline in sales resulted from the discontinuance of sales in 2001 of certain products in the Direct Response market in order to focus on the sales of more profitable business. Annualized premium in force rose 5% over the past twelve months to $333 million at March 31, 2002.

         The Liberty National Agency markets to middle-income customers in the Southeastern United States. It represented 25% of Torchmark's life premium, the second largest of any distribution system. Life premium was $75 million in the first three months of 2002, increasing 1% over the comparable 2001 period of $74 million. Life insurance sales grew 4% to $14 million of annualized premium issued. Annualized life premium in force was $317 million at March 31, 2002, increasing 1% over the prior year.

         The American Income Agency markets to members of labor unions, credit unions, and other associations. This agency produced premium income of $66 million in the first quarter of 2002, an increase of 9% over the prior-year period. Life sales for this agency rose 32% in the 2002 period to $19 million, the strongest growth in sales of any Torchmark life agency in dollar amount. Growth in sales of the American Income Agency was largely attributable to the growth in the number of agents, which rose 25% over the prior year to 1,740 at March 31, 2002. Annualized life premium in force was $273 million at March 31, 2002, up 10%, compared with a year ago.

         Torchmark's Military Agency is an independent agency comprised of former military officers who sell exclusively to military officers and their families. Life premium in the Military Agency rose 12% in the 2002 quarter to $36 million. Sales in the Military Agency were $5.5 million in the first three months of 2002, rising 4%. This agency had a 12% increase in annualized life premium in force totalling $146 million at March 31, 2002.

         Torchmark's Other Distribution systems offering life insurance include United Investors and various other minor distribution channels. The Other distribution group contributed $27 million of life premium to Torchmark, a decline of 3%. Other distribution sales declined 50% to $1.9 million and annualized premium in force was down 4% to $132 million. These declines were primarily the result of the termination of the sales agreement with Waddell & Reed for life products in the United Investors Agency.

                                 Life Insurance
                               Summary of Results
                          (Dollar amounts in thousands)

                                            Three months ended March 31,
                                        ------------------------------------
                                               2002                2001            Increase
                                        -----------------   ----------------   --------------
                                                   % to                % to
                                         Amount    Total     Amount    Total     Amount     %
                                        --------   -----    --------   -----    -------     -


Premium and policy charges              $298,344    100     $281,152    100     $17,192     6
Net policy obligations                   131,574     44      121,089     43      10,485     9
Commissions and
 acquisition expense                      94,607     32       90,401     32       4,206     5
                                        --------            --------            -------
Insurance underwriting income before
 other income and administrative
 expense                                $ 72,163     24     $ 69,662     25     $ 2,501     4
                                        ========    ===     ========    ===     =======     =



         Life insurance underwriting income before insurance administrative expenses was $72 million in the first quarter of 2002, increasing 4% over the same period of 2001. As a percentage of life premium, underwriting income declined slightly from the prior-year quarter as there was a small increase in 2002 benefit ratios.

         Health insurance. Health insurance premium income grew 4% from $253 million in the first three months of 2001 to $263 million in the same period of 2002. The table below is an analysis of Torchmark's health premium by distribution method.

                                Health Insurance
                         Premium by Distribution Method
                          (Dollar amounts in thousands)

                                             Three months ended March 31,
                                       --------------------------------------
                                             2002                  2001            Increase
                                       -----------------     ----------------   --------------
                                                    % to                 % to
                                        Amount     Total      Amount    Total    Amount     %
                                       --------    -----     --------   -----   -------     --
United American Independent Agency     $122,535     47       $119,494     47     $3,041      3
United American Branch Office Agency     82,155     31         77,617     31      4,538      6
Liberty National Exclusive Agency        39,877     15         39,098     15        779      2
American Income Exclusive Agency         12,669      5         12,131      5        538      4
Direct Response                           5,271      2          4,522      2        749     17
                                       --------    ---       --------    ---     ------
 Total health premium                  $262,507    100       $252,862    100     $9,645      4
                                       ========    ===       ========    ===     ======     ==

       The table below is a presentation of health insurance sales and in force data.

                                Health Insurance
          Annualized Premium Sales and In Force By Distribution Method
                          (Dollar amounts in thousands)


                                                 Sales                                       In Force
                               -----------------------------------------   --------------------------------------------
                                   Three months
                                  Ended March 31,          Increase              At March 31,          Increase
                               -------------------    ------------------   ----------------------   -------------------
                                 2002        2001      Amount        %        2002        2001        Amount        %
                               -------     -------    --------      ----   ----------  ----------   --------      -----
UA Branch Office Agency        $19,845     $36,557    $(16,712)     (46)   $  332,562  $  332,542     $   20        0
UA  Independent Agency          22,918      21,601       1,317        6       475,056     474,526        530        0
Liberty Exclusive Agency         2,646       2,332         314       13       162,993     160,250      2,743        2
AI Exclusive Agency              2,434       2,258         176        8        48,564      46,490      2,074        4
Direct Response                  2,162       1,336         826       62        20,999      17,559      3,440       20
                               -------     -------    --------             ----------  ----------     ------
   Total                       $50,005     $64,084    $(14,079)     (22)   $1,040,174  $1,031,367     $8,807        1
                               =======     =======    ========      ===    ==========  ==========     ======       ==

                                       16

         Annualized health insurance premium in force was $1.04 billion at March 31, 2002, up 1% from a year ago. Sales of health insurance, as measured by annualized premium issued, declined 22% to $50 million during the first quarter of 2002 as compared with the same year-ago period. Medicare Supplement sales, which represented 63% of Torchmark's total health sales, declined 41% in the first quarter of 2002. United American Independent and Branch Office Agencies sell Torchmark's Medicare Supplement products. The decline in Medicare Supplement sales was in part the result of fewer involuntarily terminated Medicare HMO enrollees who were eligible to purchase traditional Medicare Supplement policies compared with the year-ago quarter; and agent resistance to premium rate increases implemented in recent quarters. Increased competition from other carriers has also been a factor, as these companies have been slower to implement rate increases.

         Annualized Medicare Supplement premium in force declined 1% to $753 million at March 31, 2002, compared with $760 million a year earlier. Medicare Supplement represented 72% of Torchmark's total health premium in force at March 31, 2002.

         Cancer sales, produced primarily by the Liberty National Agency, were $2.5 million in the 2002 three months, rising 5% over the prior-year period. Cancer annualized premium in force was $170 million, compared with $166 million a year earlier. Cancer business represented 16% of Torchmark's annualized health premium in force at March 31, 2002. Other health product sales, consisting primarily of accident and limited-benefit hospital and surgical policies, rose 80% to $16 million in the 2002 period. Other health annualized premium in force increased 12% to $117 million.

         The following table presents underwriting margin data for health insurance.

                                Health Insurance
                               Summary of Results
                          (Dollar amounts in thousands)


                                                         Three months ended March 31,
                                                 -----------------------------------------
                                                         2002                   2001            Increase
                                                 -----------------      ------------------   -------------
                                                              % of                    % of
                                                  Amount     Total       Amount      Total    Amount     %
                                                 --------    -----      --------     -----   -------    --
Premium and policy charges                       $262,507     100       $252,862     100     $ 9,645     4
Net policy obligations                            169,081      64        160,263      63       8,818     6
Commissons and
 acquisition expense                               49,753      19         47,492      19       2,261     5
                                                 --------     ---       --------     ---     -------
Insurance underwriting income before
 other income and administrative
 expenses                                        $ 43,673      17       $ 45,107      18     $(1,434)   (3)
                                                 ========     ===       ========     ===     =======    ==


       Underwriting margins for health insurance declined 3% to $44 million in the 2002 first quarter from the prior-year period. As a percentage of health premium, underwriting margins declined from 18% in 2001 to 17% in 2002. One of the largest factors causing decreases in margins has been the increased medical cost inflation in cancer product benefits.

       Annuities. The following table presents collection and deposit balance information about Torchmark's annuities.

                                    Annuities
                        Collections and Deposit Balances
                          (Dollar amounts in thousands)

                              Collections                                       Deposit Balances
          --------------------------------------------------- -------------------------------------------------------
                  Three Months
                 Ended March 31,         Increase (Decrease)           At March 31,              Increase(Decrease)
          --------------------------  ----------------------- ------------------------------------------------------
               2002          2001            Amount       %       2002              2001           Amount       %
          ----------- --------------  ----------------  ----- -------------  --------------  -----------------------
Fixed      $   5,360     $    9,140      $   (3,780)     (41)  $   600,687      $  649,064       $ (48,377)     (7)
Variable       8,003         82,512         (74,509)     (90)    2,171,647       3,102,522        (930,875)    (30)
          ----------- --------------  ---------------         -------------  --------------  ---------------
 Total     $  13,363     $   91,652      $  (78,289)     (85)  $ 2,772,334      $3,751,586       $(979,252)    (26)
          =========== ==============  ===============   ===== ============= ===============  ===============  ======


         Torchmark underwrites annuities on both a fixed and a variable basis. Fixed annuity collections were $5 million in the first three months of 2002, declining 41% from $9 million collected in the prior-year period. Fixed annuities on deposit with Torchmark declined 7% to $601 million from $649 million one year ago. The fixed annuity balance was $610 million at year- end 2001. Collections of variable annuities were $8 million in the first quarter of 2002, declining 90% from variable collections of $83 million in the same period of 2001. The variable annuity balance was $2.2 billion at March 31, 2002, $2.4 billion at December 31, 2001, and $3.1 billion one year ago. The 30% decline in the variable annuity balance during the prior twelve months was primarily the result of (1) the significant decline in the market value of deposit balances during the prior twelve months, reflective of general equity markets during that period, and (2) the termination of Torchmark's marketing agreement with the Waddell & Reed sales force, Torchmark's primary distributor for its variable annuity products. In addition to the loss of sales, Waddell & Reed has also engaged in replacing Torchmark's variable annuity products with those of a competitor.

         On March 19, 2002, an Alabama jury awarded $50 million compensatory damages to United Investors against Waddell & Reed. The dispute arose regarding certain compensation on United Investors' in-force block of variable annuities and alleged a scheme by Waddell & Reed to improperly replace United Investors' variable annuities with those of another company. United Investors will not record this award as income until all appeals, if any, are completed. In addition, United Investors' request for injunctive relief to prohibit future improper policy replacements by Waddell & Reed remains to be decided by the Court.

         Torchmark is currently marketing its variable annuities through other distributors. However, it does not expect to emphasize the growth of this product line in the future.

         The following table presents underwriting margin data for Torchmark's annuities.

                                    Annuities
                               Summary of Results
                          (Dollar amounts in thousands)


                                                   Three months
                                                  Ended March 31,               Increase
                                             ----------------------        ----------------
                                              2002           2001          Amount        %
                                             -------        -------        -------      ---
Policy charges                               $10,390        $12,852        $(2,462)     (19)
Net policy obligations                        (1,337)        (1,314)           (23)       2
Commissions and
 acquisition expense                           7,705          7,468            237        3
                                             -------        -------        -------

Insurance underwriting income before
 other income and administrative
 expenses                                    $ 4,022        $ 6,698        $(2,676)     (40)
                                             =======        =======        =======      ===

         Policy charges are assessed against the annuity account balance periodically for insurance risk, sales, administration, and cash surrender. Policy charges for annuities declined 19% in the first quarter of 2002 to $10.4 million, primarily as a result of the decline in annuity account balances compared with the prior year. Annuity underwriting income decreased 40% in 2002. At the same time policy charges have declined, the amortization of acquisition costs has risen 3% due to the surrenders caused by the Waddell & Reed replacement activity.

         Investment. The following table summarizes Torchmark's investment income and excess investment income.

                            Excess Investment Income
                             (Dollars in thousands)

                                                               Three months
                                                              Ended March 31,            Increase
                                                          ----------------------     ---------------
                                                            2002          2001        Amount      %
                                                          --------      --------     -------     ---
Net investment income                                     $128,203      $120,687     $ 7,516       6
Tax equivalency adjustment                                     956         1,264        (308)    (24)
                                                          --------      --------     -------
   Tax equivalent investment income                        129,159       121,951       7,208       6

Required interest on net insurance policy liabilities      (47,499)      (46,624)       (875)      2
Financing costs
   Debt                                                    (11,688)      (12,567)        879      (7)
   Trust Preferred/MIPS                                     (2,913)       (4,610)      1,697     (37)
   Interest rate swaps                                       5,737           947       4,790     506
                                                          --------      --------     -------
               Total financing costs                        (8,864)      (16,230)      7,366     (45)

                                                          --------      --------     -------
Excess investment income                                  $ 72,796      $ 59,097     $13,699      23
                                                          ========      ========     =======     ===


Excess investment income per share                        $   0.59      $   0.47     $  0.12      26
                                                          ========      ========     =======     ===

         On a tax equivalent basis, net investment income increased 6% to $129 million in the first three months of 2002, compared with $122 million during the same 2001 period. The increase was caused primarily by the 6% growth in the investment portfolio. Average invested assets, which include fixed maturities on an amortized cost basis, were $7.2 billion in the 2002 first three months, compared with $6.8 billion in the 2001 period. The $420 million increase in average invested assets over the prior-year period was achieved even though Torchmark used $184 million to repurchase Torchmark shares under its share repurchase program during the prior twelve months.

         Excess investment income is tax-equivalent net investment income reduced by the interest credited to net insurance policy liabilities and less Torchmark's financing costs. Financing costs include interest on debt, the pretax dividends on Torchmark's preferred securities, and the difference between the fixed-rate and floating-rate payments on Torchmark's swap instruments. Excess investment income for the 2002 first quarter rose 23% to $73 million from $59 million for the same period of 2001. Financing costs declined 45% to $9 million in the 2002 period as a result of the lower borrowing costs caused by the refinancing of MIPS in 2001, lower short-term interest rates in the 2002 quarter than a year ago, and the favorable effect of rates on Torchmark's swap instruments. Because significant cash flow has been used to purchase Torchmark stock, management believes excess investment income should be considered on a per-share basis. Excess investment income per share rose 26% in the 2002 period to $.59 from $.47.

         During the first quarter of 2002, Torchmark continued to emphasize the purchase of medium quality investment grade fixed maturity bonds. Purchases totaled $371 million and had an average yield of 7.61%, equivalent to an effective annual yield of 7.75%. For the comparable 2001 period, fixed maturity acquisitions totaled $444 million and had average and effective yields of 7.68% and 7.84%, respectively. The higher level of purchases during the first quarter of 2001 as contrasted to 2002 resulted from the increased level of tax-motivated sales during the 2001 quarter. The average life of 2002 purchases was 22.4 years, compared with averages of 9.3 years in 2001 and 8.7 years in 2000. Depending on yields available in the market at various maturity dates, Torchmark will find it necessary to lengthen or shorten the average life of acquisitions. However, once acceptable returns are achieved, the average life of each purchase is generally kept as short as possible.

         At the end of the first quarter of 2002, the fixed maturity portfolio stood at $6.76 billion at amortized cost and had an unrealized loss of $118 million. At year-end 2001, the portfolio was $6.53 billion at amortized cost and the unrealized loss was $1.8 million. The increase in the unrealized loss was directly related to the upturn in interest rates during the 2002 first quarter. At the end of the first quarter 2001, the portfolio was $6.25 billion at amortized cost and had an unrealized loss of $80 million.

         At March 31, 2002, the fixed maturity portfolio had an estimated average life of 11.6 years, down slightly from the 12.0 year average life of year-end 2001 and the same as the 11.6 year average life of March 31, 2001. The average life of the portfolio has varied little since 1999. As measured by effective duration, a measure of the price sensitivity of a fixed-income security to a particular change in interest rates, the fixed-maturity portfolio had effective duration of 6.5 years at the end of the quarter, as contrasted with 6.3 years at the end of 2001 and 6.1 years at the end of the first quarter 2001. The overall quality of the portfolio continues to be high, with an average quality rating of "A-." Approximately 91% of the portfolio was considered investment grade.

                               Financial Condition

         Liquidity. Strong positive cash flow, marketable investments, and the availability of a line of credit facility are the sources of Torchmark's liquidity. Torchmark's insurance operations ordinarily generate cash flows well in excess of immediate requirements. Torchmark's net cash inflows from operations were $150 million in the first three months of 2002, compared with $206 million in the same period of 2001. In addition to cash flows from operations, Torchmark received $67 million in investment maturities or repayments during the first three months of 2002.

         Torchmark's cash and short-term investments were $35 million at March 31, 2002, compared with $138 million of these assets at December 31, 2001. Cash and short-term investments were $213 million at the end of March, 2001. In addition to these liquid assets, Torchmark's entire portfolio of fixed-income and equity securities, in the approximate amount of $6.6 billion at market value on March 31, 2002, is available for sale should any need arise.

         Torchmark has in place a line of credit facility with a group of lenders which allows unsecured borrowings and stand-by letters of credit up to $625 million. The facility is split into two parts: a $325 million 364-day tranche maturing November 29, 2002 and a $300 million five-year tranche maturing November 30, 2006. The company has the ability to request up to $200 million in letters of credit to be issued against the $300 million five-year tranche. Under either tranche, interest is charged at variable rates. The line of credit is further designated as a back-up credit line for a commercial paper program not to exceed $600 million, where Torchmark may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million. Commercial paper borrowings and letters of credit on a combined basis may not exceed $625 million. At March 31, 2002, Torchmark had $242 million face amount of commercial paper outstanding, $161 million letters of credit issued, and there were no borrowings under the line of credit. A facility fee is charged on the entire $625 million facility. The facility has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreements, Torchmark is subject to certain covenants regarding capitalization and earnings. At March 31, 2002, Torchmark was in full compliance with these covenants.

         Capital resources. Torchmark's total debt outstanding was $777 million at March 31, 2002, compared with $740 million at December 31, 2001 and $666 million at March 31, 2001. Long-term debt was $535 million at March 31, 2002, compared with $536 million at December 31, 2001, and $364 million at March 31, 2001. During the three months of 2002, Torchmark acquired $74 thousand carrying value ($75 thousand par value) of its 7 7/8% Senior Notes at a cost of $76 thousand on the open market. These purchases resulted in an after-tax loss of $2 thousand.

         Debt as a percentage of total capitalization was 22.4% at March 31, 2002, counting the Preferred Securities as equity and excluding the effects on equity of fluctuations in security values based on changes in interest rates in the financial markets. The debt to capitalization ratio was 21.9% at year-end 2001 and 20.4% at March 31, 2001. If the Preferred Securities were counted as debt, the debt to capitalization ratio would be 26.6% at March 31, 2002, compared with 26.2% at year-end 2001 and 26.3% one year ago. Interest coverage was 15.2 times for the first three months of 2002, compared with 13.4 times for the same period of 2001. Excluding realized gains and losses, interest coverage would have been 16.2 in 2002 and 12.8 in 2001.

         Torchmark acquired 1.0 million of its outstanding common shares on the open market at a cost of $40 million during the first three months of 2002 under its share repurchase program. Torchmark will continue to consider repurchasing its outstanding common shares when financial markets are favorable.

           Torchmark's shareholders' equity was $2.48 billion at March 31, 2002, compared with $2.50 billion at the prior year end and $2.36 billion one year ago. Book value per share was $20.33 at March 31, 2002, compared with $20.32 at year-end 2001 and $18.76 a year earlier. After adjusting shareholders' equity to remove the effects of interest-rate fluctuations on the securities portfolio on an after-tax basis, shareholders' equity was $2.55 billion at March 31, 2002, compared with $2.50 billion at the prior year end and $2.41 billion a year ago. On a per share basis, adjusted book value was $20.90 at the end of March, 2002, compared with $20.32 at year-end 2001 and $19.14 at March 31, 2001. The year-over-year growth in adjusted book value per share was 9%, and was achieved during a twelve-month period in which $184 million in share buybacks were made under Torchmark's share repurchase program.

         The annualized return on common equity, or net operating income from continuing operations as a percentage of average equity excluding the effects of interest rate fluctuations on securities, was 16.6% for the first three months of 2002. Return on equity for the same period in 2001 was 16.1%.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 2002.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

         Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark's subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a defendant. In 1999, Alabama enacted legislation limiting punitive damages in non-physical injury cases to the greater of $500,000 or three times compensatory damages. Since this legislation has not undergone scrutiny by appellate courts regarding its constitutionality and a jury's discretion regarding the amount of compensatory damages (including mental anguish) awarded in any given case is not precisely defined, the effect of this legislation on Torchmark's litigation remains unclear. Additionally, it should be noted that Torchmark subsidiaries actively market insurance in the State of Mississippi, a jurisdiction which is recognized nationally for large punitive damage verdicts. Bespeaking caution is the fact that the likelihood or extent of a punitive damage award in any given case is currently impossible to predict. As of March 31, 2002, Liberty was a party to approximately 88 active lawsuits (including 8 employment related cases and excluding interpleaders and stayed cases), 66 of which were Alabama proceedings and 8 of which were Mississippi proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

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

     As previously reported, Liberty was served on October 28, 1999 with a subpoena from the Florida Department of Insurance in connection with that Department's investigation into Liberty's sales practices and disclosures in the State of Florida regarding industrial life insurance and low coverage life insurance policies. Liberty has also received similar subpoenas from the Alabama, Georgia, Kentucky, Texas, South Carolina and Minnesota Insurance Departments regarding its industrial life insurance and other low face-amount life insurance policies sold in those states. Specific inquiry is made into the historical use of race-distinct mortality in the design or pricing of industrial insurance, a practice believed to be actuarially sound, but nevertheless discontinued by Liberty many years ago. In 1988, Liberty endeavored to convert to paid-up status those policies utilizing race-distinct mortality that remained in premium-paying status at that time. Liberty has been and continues responding to these subpoenas in a timely fashion. In July 2000, the Florida and Georgia Insurance Departments issued cease and desist orders to all companies reporting premium income from industrial life insurance, including Liberty, stating that, to the extent that any company is currently collecting any race-distinct insurance premiums from Florida and Georgia residents, respectively, it immediately cease and desist from collecting any premium differential based on the race of the policyholders. Upon receiving the Georgia order, Liberty informed the Georgia Insurance Department that Liberty did not interpret the Georgia Department's directive as a cease and desist order since it did not afford Liberty the opportunity for a mandatory or voluntarily requested hearing thereunder. On August 22, 2000, the Florida District Court of Appeals issued an order staying the Florida Insurance Department's immediate final cease and desist order, pending appeals to the Florida Supreme Court. The Florida Supreme Court subsequently reversed and rendered the District Court of Appeals' order, and thus declared the cease and desist order null and void. Liberty, as an Alabama domestic company, was examined by representatives of the Alabama Department of Insurance with regard to issues parallel to those raised by the State of Florida. By order dated January 28, 2002, the Alabama Department finalized a report of its examination of Liberty. The report has now been turned over to the Alabama Department's Legal Division for further consideration.

     On December 8, 1999, purported class action litigation was filed against Liberty in the United States District Court for the Northern District of Alabama (Moore v. Liberty National Life Insurance Company, Case No. CV-99-BU-3262-S), on
-------------------------------------------------
behalf of all African-Americans who have or have had at the time of policy termination an ownership interest in certain life insurance policies ($25,000 face amount or less) marketed by Liberty and certain of its former subsidiaries. The alleged class period covers virtually the entire twentieth century. Plaintiffs allege racial discrimination in Liberty's premium rates in violation of 42 U.S.C. ss. 1981, breach of fiduciary duty in sales and administrative practices, receipt of excessive and unreasonable premium payments by Liberty, improper hiring, supervision, retention and failure to monitor actions of officers, agents and employees, breach of contract in dismantling the debit premium collection system, fraudulent inducement and negligent misrepresentation. Unspecified compensatory and punitive damages are sought together with a declaratory judgment and equitable and/or injunctive relief, including establishment of a constructive trust for the benefit of class members. Defendants filed a motion for judgment on the pleadings or in the alternative for summary judgment on January 27, 2000. On April 7, 2000, the District Court entered an order granting Liberty's motion for judgment on the pleadings and dismissing plaintiffs' claims under 42 U.S.C. ss. 1981 with prejudice as time-barred and dismissing their state law claims without prejudice to re-file in state court if desired. Plaintiffs subsequently filed motions with the District Court to reconsider its April 17, 2000 order and for permission to file an amended complaint adding similar claims under 24 U.S.C. ss. 1982. Liberty opposed this motion. On June 22, 2000, purported class action litigation with allegations comparable to those in the Moore case
                                            -----
was filed against Liberty in the Circuit Court of Jefferson County, Alabama (Baldwin v. Liberty National Life Insurance Company, Case No. CV 00-684). The
 --------------------------------------------------
Baldwin case is currently stayed pending disposition of the Moore case.
-------                                                     -----

     On July 3, 2000, the District Court issued an order in the Moore case
                                                                -----
granting in part and denying in part the plaintiffs' motions. The District Court ordered the Moore plaintiffs to file an amended complaint setting forth their
            -----
claims under 28 U.S.C. ss.ss. 1981 and 1982 and, if such claims are timely, any state law claims for breach of contract related to the discontinuance of debit collections, and dismissed with prejudice all remaining state law claims of the plaintiffs as time-barred by the common law rule of repose. On July 14, 2000, plaintiffs filed their amended complaint with the District Court and Liberty filed a motion to alter or amend the District Court's July order or, in the alternative, requested that the District Court certify for purposes of appeal the issue whether the state law doctrine of repose should be applied to and bar plaintiffs' actions under ss.ss. 1981 and 1982. The District Court entered such an order on July 21, 2000 and stayed proceedings in Moore pending resolution of
                                                    -----
Liberty's petition to the U.S. Circuit Court of Appeals for the Eleventh Circuit. Liberty filed a petition on July 30, 2000 with the Eleventh Circuit seeking that Court's permission to appeal the portions of the District Court's July order in Moore granting the plaintiffs the right to file the amended
              -----
complaint. The Eleventh Circuit Court granted Liberty's motion and agreed to consider Liberty's arguments regarding the applicability of the state law of repose to actions under ss.ss.1981 and 1982. Oral arguments were heard by the Eleventh Circuit Court on July 20, 2001. On September 28, 2001, the Eleventh Circuit Court ruled that the rule of repose was not a bar to the Moore claims in
                                                                 -----
federal court and that there is no reverse pre-emption under the McCarrin Ferguson Act. Liberty filed a petition seeking an en banc rehearing in the Eleventh Circuit Court, which was subsequently denied. Liberty filed a petition for a writ of certiorari with the U.S. Supreme Court on February 21, 2002, which has been denied. The District Court has scheduled the filing of motions for class certification in Moore for November 21, 2002.
                       -----

     Four individual cases with similar allegations to those in the Moore case
                                                                    -----
which were filed against Liberty in various state Circuit Courts in Alabama remain pending and have been removed and/or transferred to the U.S. District Court for the Northern District of Alabama. The Moore case and all cases transferred to the Northern District of Alabama have been assigned to Judge U.W. Clemon, a noted former civil rights attorney. In the earliest filed of the individual state court actions, Walter Moore v. Liberty National Life Insurance
                                -----------------------------------------------
Company (Circuit Court of Dallas County, Alabama, CV 00-306) the Court entered
-------
an order granting summary judgment in favor of Liberty based upon the doctrine of repose and has subsequently denied a motion to reconsider its dismissal of this case.

     Hudson v. Liberty National Life Insurance Company, one of the four
     -------------------------------------------------
individual cases referenced above, was filed in the Circuit Court of Bullock County, Alabama on February 28, 2001 (Case No. CV 2001-25) and contains similar allegations to those in Moore. After denials by the Bullock Circuit Court of
                        -----
Liberty's motion to dismiss and request that certain questions arising in the litigation be certified to the Alabama Supreme Court, Liberty sought a writ of mandamus on the certified questions issue from the Alabama Supreme Court. The Alabama Supreme Court agreed to hear Liberty's petition for writ of mandamus seeking to have the Supreme Court direct the trial court to grant Liberty's motion to dismiss or for a summary judgment or to certify for interlocutory appeal the Circuit Court's denial of such motion. On January 18, 2002, the Alabama Supreme Court denied Liberty's request for the writ of mandamus but noted that Liberty's motion for summary judgment based on the rule of repose remained pending in the trial court and was ripe for adjudication. Upon remand, plaintiff amended his complaint to add causes of action under Federal law and this case has been removed to Federal court as discussed above.

     In the fifth individual state court action, (Edwards v. Liberty National
                                                  ---------------------------
Life Insurance Company, Case No. CV 0005872), the trial court denied Liberty's
----------------------
motion seeking a summary judgment based upon the rule of repose but indicated that it would reconsider that motion after discovery. Liberty filed a motion to alter or amend the trial court's order, or in the alternative, for an interlocutory appeal. In September 2001, the trial court in that case vacated its earlier order and stayed the litigation pending resolution of the Hudson
                                                                      ------
case, which is discussed above. On February 22, 2002, the trial court held a hearing regarding the stay in Edwards.
                              -------

     On March 15, 2001, purported class action litigation was filed against Liberty in the United States District Court for the District of South Carolina (Hinton v. Liberty National Life Insurance Company, Civil Action No. 3-01-68078
 -------------------------------------------------
19), containing allegations largely similar to the Moore case filed in the
                                                   -----
Federal District Court for the Northern District of Alabama. Liberty was described in the suit as successor in interest of New South Life Insurance Company (New South), an insurer acquired out of receivership by an entity which was subsequently acquired by Peninsular Life Insurance Company (Peninsular). In 1985, Liberty reinsured a block of insurance business from Peninsular, including business formerly written by New South. Liberty has requested indemnification in the Hinton litigation from Peninsular and its successors in interest. Liberty
    ------
sought a writ of mandamus in Hinton from the Fourth Circuit Court of Appeals as
                             ------
well as a change of venue to consolidate the Hinton case with the Moore case
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

     Another action with similar allegations to Moore, which also includes
                                                -----
claims for race discrimination under 24 U.S.C.ss.ss.1981 and 1982, was filed against Liberty in U.S. District Court for the Northern District of Alabama on January 28, 2002 (Hull v. Liberty National Life Insurance Company, Civil Action
                  -----------------------------------------------
No. CV-02-C-0219-W).

     There are a total of 14 race-distinct mortality cases pending in either the U.S. District Court for the Northern District of Georgia (two cases) or the Northern District of Alabama

(twelve cases), including Sunday v. Liberty National Life Insurance Company,
                          -------------------------------------------------
Case No. CV02-BE-0639-S), in which approximately 460 individuals assert that they had discriminatory insurance policies with Liberty. The Baldwin and Edwards
                                                             -------     -------
cases remain pending in Alabama Circuit Courts. Plaintiffs' attorneys are actively advertising for additional plaintiffs to join these suits or file additional suits.

     On July 26, 2001, litigation was filed against Torchmark and three current members of Torchmark's Board of Directors in the United States District Court for the District of Kansas (Waddell & Reed Financial, Inc. v. Torchmark
                            -------------------------------------------
Corporation, Civil Action No. 01-2372-KHV). Plaintiffs assert that defendants
-----------
engaged in a scheme to control and injure Waddell & Reed Financial after it was spun-off by Torchmark in November 1998, to interfere with the business relationship between a Waddell & Reed Financial subsidiary, Waddell & Reed, Inc. ("W&R") and a Torchmark subsidiary, United Investors Life Insurance Company ("UILIC"), and to injure W&R Financial as well as asserting that one of the individual defendants sought to interfere with W&R Financial's relationship with the United Group of Mutual Funds. The litigation alleges RICO violations, breaches of fiduciary duty by the three individual defendants, knowing participation in such breaches of fiduciary duty by Torchmark and intentional interference with prospective business relations in connection with the relationship between W&R and UILIC. Plaintiffs seek actual, punitive and treble damages, interest, fees and costs under RICO of $29 million, $13.4 million plus punitive damages, interest and costs on the intentional interference allegations and a total of $58 million on the remaining two counts.

     Defendants filed a motion to abstain or, in the alternative, to dismiss the Kansas District Court litigation on August 22, 2001, citing pending litigation filed in Jefferson County Alabama state circuit court by Torchmark and its subsidiary, UILIC against W&R Financial and W&R (United Investors Life Insurance
                                                 -------------------------------
Company v. Waddell & Reed Financial, Inc., et al, Case No. CV 00-2720),
------------------------------------------------
involving an alleged agreement dealing with existing in-force UILIC variable annuity business marketed by W&R as well as the prior dismissal by the Kansas District Court of litigation originally filed by W&R against UILIC in Kansas state court involving such variable annuity business. Defendant's motion was denied but the Kansas District Court ruled that a judgment in the prior Alabama litigation would likely be res judicata as to the claims against Torchmark and one of the individual defendants in the current Kansas litigation. Trial of the Alabama state court litigation began February 19, 2002.

     On March 19, 2002, a Jefferson County, Alabama Circuit Court jury awarded $50 million compensatory damages to Torchmark's subsidiary UILIC in the Alabama State Court litigation. UILIC's claims in this litigation for additional injunctive relief prohibiting unlawful future policy replacements by W&R remain to be decided by the Circuit Court. Based upon the Alabama jury verdict, Torchmark filed a motion for summary judgment in the Kansas District Court, which is currently pending before that Court.

     On January 22, 2002, purported class action litigation was filed against Liberty and

Torchmark in the Circuit Court of Choctaw County, Alabama on behalf of all persons who currently or in the past were insured under Liberty cancer policies which are no longer marketed regardless of whether such policies remain in force or have lapsed (Roberts v. Liberty National Life Insurance Company, Case No.
                --------------------------------------------------
CV-2002-009-B). Plaintiffs in this action purchased guaranteed renewable cancer policies wherein Liberty reserved the right to change premium rates. They allege that Liberty ceased marketing certain cancer policies -"closed" the block of business-, capping the potential pool of insureds and leading to increased premiums to the remaining insureds. They further allege that in instituting premium increases on cancer policies after the Robertson v. Liberty National
                                               -----------------------------
Life Insurance Company class action settlement, Liberty misrepresented the
----------------------
reasons for such premium increases. This action asserts claims for breach of contract in implementing premium rate increases on a basis other than that set out in the policies, misrepresentation regarding the premium increases, fraud and suppression concerning the closed block of business and unjust enrichment. Unspecified compensatory and punitive damages, attorneys fees, costs and interest are sought by plaintiffs. Defendants filed a motion to dismiss or, in the alternative, for summary judgment on March 29, 2002 with the Circuit Court, which motion remains pending.

    Item 6.   Exhibits and Reports on Form 8-K

              (a)   Exhibits

                    (11)  Statement re computation of per share earnings

              (b)   Reports on Form 8-K

                    A Form 8-K dated March 21, 2002 was filed during the first quarter of 2002. It reported a jury verdict and award for United Investors Life Insurance Company in certain litigation against Waddell & Reed Financial, Inc. No financial statements were required to be filed.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          TORCHMARK CORPORATION



Date:  May 14, 2002                       /s/  C. B. Hudson
                                          ------------------------
                                          C. B. Hudson, Chairman of the
                                          Board and Chief Executive Officer

Date:  May 14, 2002                       /s/  Gary L. Coleman
                                          --------------------------
                                          Gary L. Coleman, Executive Vice
                                          President and Chief Financial Officer
                                          (Chief Accounting Officer)