Form 10-Q
period 2002-06-30
TORCHMARK CORP
filed 2002-08-13
CIK 320335

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2002 Commission File Number 1-8052

TORCHMARK CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	63-0780404
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 3rd Avenue South, Birmingham, Alabama 35233
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (205) 325-4200

NONE
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT July 31, 2002
Common Stock,	119,178,913
$1.00 Par Value

Index of Exhibits (Page 36)
Total number of pages included are 37.

TORCHMARK CORPORATION

PART I— FINANCIAL INFORMATION

Item 1. Financial Statements

TORCHMARK CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)

	June 30, 2002	December 31, 2001
Assets	(Unaudited)
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2002—$6,679,081; 2001—$6,528,244)	$6,742,143	$6,526,429
Equity securities, at fair value (cost: 2002—$10,260; 2001—$666)	10,133	571
Mortgage loans, at cost (fair value: 2002—$118,198; 2001—$111,407)	117,254	112,135
Investment real estate, at depreciated cost	13,651	14,133
Policy loans	271,394	266,979
Other long-term investments, at fair value	57,527	49,971
Short-term investments	24,807	134,156

Total investments	7,236,909	7,104,374
Cash	3,068	3,714
Accrued investment income	127,681	125,210
Other receivables	74,975	67,549
Deferred acquisition costs	2,126,018	2,066,423
Value of insurance purchased	109,004	115,939
Property and equipment	34,309	36,137
Goodwill	378,436	378,436
Other assets	12,133	28,087
Separate account assets	1,988,871	2,502,284

Total assets	$12,091,404	$12,428,153

Liabilities and Shareholders' Equity
Liabilities:
Future policy benefits	$5,499,416	$5,348,929
Unearned and advance premiums	94,712	93,624
Policy claims and other benefits payable	250,087	248,333
Other policyholders' funds	81,918	80,929

Total policy liabilities	5,926,133	5,771,815
Accrued income taxes	613,348	580,287
Short-term debt	182,642	204,037
Long-term debt (fair value: 2002—$583,861; 2001—$543,275)	540,753	536,152
Other liabilities	130,784	191,894
Separate account liabilities	1,988,871	2,502,284

Total liabilities	9,382,531	9,786,469
Trust preferred securities (fair value: 2002—$153,100; 2001—$150,660)	144,417	144,557

Shareholders' equity:
Preferred stock	0	0
Common stock	126,801	126,801
Additional paid-in capital	553,974	552,634
Accumulated other comprehensive income (loss)	32,178	(12,314)
Retained earnings	2,116,857	1,978,903
Treasury stock, at cost	(265,354)	(148,897)

Total shareholders' equity	2,564,456	2,497,127

Total liabilities and shareholders' equity	$12,091,404	$12,428,153

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited and in thousands except per share data)
(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Basic earnings per share:
Income from continuing operations before extraordinary item and cumulative effect of change in accounting principle	$0.52	$0.81	$1.32	$1.60
Loss from discontinued operations (net of applicable tax benefit)	0.00	0.00	0.00	(0.03)

Income before extraordinary item and cumulative effect of change in accounting principle	0.52	0.81	1.32	1.57
Loss on redemption of debt (net of applicable tax benefit)	0.00	(0.01)	0.00	(0.01)

Income before cumulative effect of change in accounting principle	0.52	0.80	1.32	1.56
Cumulative effect of change in accounting principle (net of applicable tax benefit)	0.00	(0.22)	0.00	(0.21)

Net income	$0.52	$0.58	$1.32	$1.35

Diluted earnings per share:
Income from continuing operations before extraordinary item and cumulative effect of change in accounting principle	$0.52	$0.80	$1.32	$1.59
Loss from discontinued operations (net of applicable tax benefit)	0.00	0.00	0.00	(0.03)

Income before extraordinary item and cumulative effect of change in accounting principle	0.52	0.80	1.32	1.56
Loss on redemption of debt (net of applicable tax benefit)	0.00	(0.01)	0.00	(0.01)

Income before cumulative effect of change in accounting principle	0.52	0.79	1.32	1.55
Cumulative effect of change in accounting principle (net of applicable tax benefit)	0.00	(0.21)	0.00	(0.21)

Net income	$0.52	$0.58	$1.32	$1.34

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income	$62,712	$73,174	$160,866	$169,572

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	107,484	(62,629)	(8,002)	95,846
Less: reclassification adjustment for gains (losses) on securities included in net income	76,941	(6,169)	78,669	(9,642)
Less: reclassification adjustment for change in accounting principle	0	40,899	0	40,899
Less: reclassification adjustment for amortization of discount and premium	(1,212)	(2,068)	(2,702)	(3,103)
Less: foreign exchange adjustment on securities marked to market	(2,308)	(1,636)	(2,792)	352

Unrealized gains (losses) on securities	180,905	(31,603)	65,173	124,352
Unrealized gains (losses) on other investments	534	(640)	1,160	(451)
Unrealized gains (losses) on deferred acquisition costs	(13,173)	2,618	(4,295)	(13,502)
Foreign exchange translation adjustments	3,806	1,130	4,165	(572)

Other comprehensive income (loss), before tax	172,072	(28,495)	66,203	109,827
Income tax benefit (expense) related to other comprehensive income (loss)	(58,891)	10,314	(21,711)	(38,636)

Other comprehensive income (loss)	113,181	(18,181)	44,492	71,191

Comprehensive income	$175,893	$54,993	$205,358	$240,763

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited and in thousands)

	Six Months Ended June 30,
	2002	2001
Cash provided from operations	$290,914	$243,836

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	258,344	601,159
Fixed maturities available for sale—matured, called, and repaid	132,127	134,608
Other long-term investments	3,759	3,339

Total investments sold or matured	394,230	739,106
Investments acquired:
Fixed maturities	(614,950)	(845,354)
Other long-term investments	(21,767)	(5,001)

Total investments acquired	(636,717)	(850,355)
Net decrease in short-term investments	109,349	13,166
Disposition of properties	24	551
Additions to properties	(1,085)	(1,976)

Cash used for investment activities	(134,199)	(99,508)

Cash provided from (used for) financing activities:
Issuance of common stock	3,500	3,338
Repayments of debt	(21,470)	(31,279)
Redemption of MIPS	0	(50,000)
Acquisition of treasury stock	(121,077)	(54,481)
Cash dividends paid to shareholders	(22,056)	(23,080)
Net receipts (withdrawals) from deposit product operations	3,742	(18,845)

Cash used for financing activities	(157,361)	(174,347)
Net decrease in cash	(646)	(30,019)
Cash at beginning of year	3,714	35,089

Cash at end of period	$3,068	$5,070

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A—Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at June 30, 2002 and the consolidated results of operations, comprehensive income and cash flow for the periods ended June 30, 2002 and 2001.

Note B—New Accounting Standards

Effective January 1, 2002, Torchmark adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment method. Accordingly, Torchmark no longer amortizes its goodwill after January 1, 2002, but carries it at the December 31, 2001 balance of $378 million. Restatement of prior year results to exclude the amortization of goodwill is not permitted. Goodwill is subject to impairment testing upon implementation and annually thereafter based on the procedures outlined in SFAS 142.

In accordance with SFAS No.142, Torchmark has tested its goodwill as of December 31, 2001 for impairment. The test involved dividing the Company’s operations into “reporting units” as defined by the statement. For Torchmark, these reporting units are subdivisions of Torchmark’s operating segments. Assets and liabilities were then assigned to these units. Each of these units was then valued under the procedures outlined in the Statement. The resulting “fair market values” for each unit were then compared with the underlying carrying values of the net assets assigned to that unit (including goodwill). Because the fair value of each unit exceeded the carrying values assigned to each of those units, there was no goodwill impairment.

Note C—Business Segments

Torchmark’s segments are based on the insurance product lines it markets and administers: life insurance, health insurance, and annuities. There is also an investment segment, which manages the Company’s investment portfolio, debt, and cash flow. The

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

measure of profitability for insurance segments is underwriting income before other income and administrative expenses. It represents the gross profit margin on insurance products before administrative expenses, and is calculated by deducting net policy obligations and acquisition expenses from premium revenue. The measure of profitability for the investment segment is excess investment income, which is the income earned on the investment portfolio in excess of net policy requirements and financing costs associated with Torchmark’s debt and preferred securities. The tables below set forth revenue (excluding realized investment gains and losses) and measures of profitability by segment, as well as provide reconciliations from the total measures of profitability to income before income taxes for the six-month periods ended June 30, 2002 and June 30, 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(UNAUDITED)

Selected Segment Information
(Amounts in thousands)

	Six months ended June 30, 2002
	Life	Health	Annuity	Investment	Other	Adjustments	Consolidated
Revenue:
Premium	$604,881	$517,075	$20,821				$1,142,777
Net investment income				$258,194		$(1,916)	256,278
Other income					$1,909	(857)	1,052

Total revenue	$604,881	$517,075	$20,821	$258,194	$1,909	$(2,773)	$1,400,107

Measure of profitability:
Underwriting income before other income and administrative expense	$144,772	$86,220	$8,635				$239,627
Excess investment income				$145,507			145,507

Total measure of profitability	$144,772	$86,220	$8,635	$145,507	$0	$0	$385,134

	Six months ended June 30, 2001
	Life	Health	Annuity	Investment	Other	Adjustments	Consolidated
Revenue:
Premium	$569,920	$506,518	$31,646				$1,108,084
Net investment income				$245,930		$(2,379)	243,551
Other income					$2,300	(971)	1,329

Total revenue*	$569,920	$506,518	$31,646	$245,930	$2,300	$(3,350)	$1,352,964

Measure of profitability:
Underwriting income before other income and administrative expense	$139,349	$89,897	$13,684				$242,930
Excess investment income				$122,020			122,020

Total measure of profitability	$139,349	$89,897	$13,684	$122,020	$0	$0	$364,950

*Excludes realized investment gains (losses)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(UNAUDITED)

Reconciliation of Measure of Profitability to Income Before Income Taxes
(Amounts in thousands)

	For the six months ended June 30,
	2002	2001
Total measure of profitability	$385,134	$364,950
Other income	1,909	2,300
Insurance administrative expense	(61,496)	(59,466)
Parent expense	(5,457)	(5,108)
Tax equivalent adjustment	(1,916)	(2,379)
Goodwill amortization	0	(6,037)
Realized investment gains/(losses)	(76,953)	10,832
Pretax cost of Trust Preferred/MIPS dividends	3,040	5,911

Operating income before taxes**	$244,261	$311,003

**Income from continuing operations before income taxes, extraordinary item, and cumulative effect of change in accounting principle

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary statements.    Torchmark cautions readers regarding certain forward-looking statements contained in the following discussion and elsewhere in this document, and in any other statements made by, or on behalf of Torchmark whether or not in future filings with the Securities and Exchange Commission. Any statement that is not a historical fact, or that might otherwise be considered an opinion or projection concerning Torchmark or its business, whether express or implied, is meant as and should be considered a forward-looking statement. Such statements represent management’s opinions concerning future operations, strategies, financial results or other developments.

Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond Torchmark’s control. If these estimates or assumptions prove to be incorrect, the actual results of Torchmark may differ materially from the forward-looking statements made on the basis of such estimates or assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, which may be national in scope, related to the insurance industry generally, or applicable to Torchmark specifically. Such events or developments could include, but are not necessarily limited to:

1)	Changing general economic conditions leading to unexpected changes in lapse rates and/or sales of Torchmark’s policies;
2)
Regulatory developments, including changes in governmental regulations (particularly those impacting taxes and changes to the Federal Medicare program that would affect Medicare Supplement insurance) and regulatory inquiries regarding industrial life insurance;

3)
Market trends in the senior-aged health care industry that provide alternatives to traditional Medicare (such as Health Maintenance Organizations and other managed care or private plans) and that could affect the sales of traditional Medicare Supplement insurance;

4)	Interest rate changes that affect product sales and/or investment portfolio yield;
5)
General economic, industry sector or individual issuers’ financial conditions that may affect the current market value of securities owned by Torchmark, or that may impair issuers ability to pay interest due Torchmark on those securities.

6)	Changes in pricing competition;
7)	Litigation results;
8)	Levels of administrative and operational efficiencies that differ from Torchmark’s assumptions;
9)	Levels of mortality, morbidity, and utilization of healthcare services that differ from Torchmark’s assumptions;
10)	The inability of Torchmark to obtain timely and appropriate premium rate increases for health insurance policies due to regulatory delay;

11)	The customer response to new products and marketing initiatives; and
12)	Reported amounts in the financial statements which are based on management’s estimates and judgements which may differ from the actual amounts ultimately realized.

Results of Operations

Torchmark management focuses on “net operating income” to evaluate the operating performance of the company. Net operating income excludes unusual and nonrecurring income or loss items which distort operating trends.

A reconciliation of net operating income to net income as reported in the income statement is as follows with per share data on a diluted basis:

Reconciliation of Net Operating Income to Net Income
(Dollar amounts in thousands, except for per share data)

	Six months ended June 30,
	2002		2001
	Amount	Per Share	Amount	Per Share
Net operating income	$210,887	$1.72	$199,537	$1.58
Realized investment gains(losses), net of tax, from:
Investment sales	1,671	0.01	6,347	0.05
Writedown of fixed maturities	(53,648)	(0.43)	0	—
Valuation of interest rate swap agreements	1,958	0.02	694	0.01
Goodwill amortization	0	—	(6,037)	(0.05)
Discontinued energy operations, net of tax	0	—	(3,280)	(0.03)
Change in accounting principle, net of tax	0	—	(26,584)	(0.21)
Loss on redemption of debt, net of tax	(2)	—	(1,105)	(0.01)

Net income	$160,866	$1.32	$169,572	$1.34

Torchmark was required to adopt Financial Accounting Standards Board Statement No. 142 on accounting for goodwill as of January 1, 2002. This Statement no longer allows the amortization of goodwill but requires testing goodwill for impairment under the guidelines outlined by the Statement. No restatement of previous amortization of goodwill is permitted. For this reason, prior year goodwill amortization is added to prior year net operating income for comparability.

The loss on discontinued energy operations in 2001 was a one-time charge related to Torchmark’s energy activities disposed of in 1996. The charge was a result of a settlement of litigation, which was pending at the time of the disposition.

Torchmark’s operating revenues, which exclude realized investment gains and losses, rose 3% to $1.40 billion in the first six months of 2002 over the prior-year period. Total premium increased 3% to $1.14 billion and net investment income increased 5% to $256 million in 2002. Torchmark’s operating expenses as a percentage of operating revenues were 4.8% in both the 2002 and 2001 six-month periods. As a percentage of total premium, insurance administrative expenses were 5.4% for the first six months of both 2002 and 2001.

The following table is a summary of Torchmark’s net operating income by component. Insurance underwriting income is premium income less net policy obligations, commissions, acquisition expenses, and insurance administrative expenses plus other income. Excess investment income is tax equivalent net investment income reduced by the interest credited to net policy liabilities, and the financing cost of Torchmark’s debt and preferred securities.

Summary of Net Operating Income
(Dollar amounts in thousands)

	Six months Ended June 30,		Increase
	2002	2001	Amount	%
Insurance underwriting income before other income and administrative expense:
Life	$144,772	$139,349	$5,423	4
Health	86,220	89,897	(3,677)	(4)
Annuity	8,635	13,684	(5,049)	(37)

Total	239,627	242,930	(3,303)	(1)

Other income	1,909	2,300	(391)	(17)
Administrative expense	(61,496)	(59,466)	(2,030)	3

Insurance underwriting income	180,040	185,764	(5,724)	(3)

Excess investment income	145,507	122,020	23,487	19
Tax equivalency adjustment*	(1,916)	(2,379)	463	(19)
Corporate expense	(5,457)	(5,108)	(349)	7

Pretax insurance net operating income	318,174	300,297	17,877	6

Income tax	(107,287)	(100,760)	(6,527)	6

Net operating income	$210,887	$199,537	$11,350	6

Net operating income per diluted share	$1.72	$1.58		9

*The tax equivalency adjustment is the adjustment to the yield on tax-exempt securities to produce a yield equivalent to the pretax yield on taxable securities.

A discussion of Torchmark’s operations by segment follows.

Life insurance.    Torchmark’s life insurance premium income increased 6% to $605 million in the first six months of 2002. The following table presents Torchmark’s life insurance premium and policy charges by distribution method.

Life Insurance
Premium by Distribution Method
(Dollar amounts in thousands)

	Six months ended June 30,
	2002		2001		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$157,711	26	$144,731	26	$12,980	9
Liberty National Exclusive Agency	151,191	25	149,537	26	1,654	1
American Income Exclusive Agency	134,485	22	121,005	21	13,480	11
Military	72,385	12	64,882	11	7,503	12
United American Independent Agency	24,714	4	24,183	4	531	2
United American Branch Office Agency	9,777	2	9,709	2	68	1
Other	54,618	9	55,873	10	(1,255)	(2)

Total life premium	$604,881	100	$569,920	100	$34,961	6

Annualized life premium in force was $1.31 billion at June 30, 2002, 5% higher than the $1.24 billion in force a year ago. Life insurance sales, in terms of annualized premium issued, were $165 million in the first half of 2002, increasing 9% over 2001 first half sales of $151 million. The following table presents Torchmark’s life insurance sales and in force data by distribution method.

Life Insurance
Annualized Premium Sales and in Force by Distribution Method
(Dollar amounts in thousands)

	Sales				In Force
	Six months Ended June 30,		Incrase		At June 30,		Increase
	2002	2001	Amount	%	2002	2001	Amount	%
Direct Response	$60,662	$60,450	$212	0	$344,367	$321,138	$23,229	7
Liberty National
Exclusive Agency	28,429	27,755	674	2	318,761	315,339	3,422	1
American Income
Exclusive Agency	44,195	30,028	14,167	47	284,780	252,706	32,074	13
Military	11,739	11,286	453	4	150,241	134,584	15,657	12
UA Independent Agency	12,852	12,890	(38)	0	56,507	57,074	(567)	(1)
UA Branch Office Agency	3,413	2,437	976	40	21,776	21,327	449	2
Other Distribution	3,933	6,373	(2,440)	(38)	130,157	136,784	(6,627)	(5)

Total	$165,223	$151,219	$14,004	9	$1,306,589	$1,238,952	$67,637	5

Torchmark’s Direct Response operation is conducted through direct mail, co-op mailings and television, and direct mail solicitations endorsed by groups, unions and associations. The Direct Response group additionally provides support to other Torchmark marketing agencies through sales leads. Direct Response’s life premium of $158 million in the first six months of 2002 represented 26% of Torchmark’s total life premium, the largest of any Torchmark distribution system. Life premium for Direct Response increased 9% over the prior-year period. Direct Response life insurance sales increased slightly from $60 million to $61 million in the first six months of 2002. Certain products in the Direct Response market were discontinued in 2001 to focus on the sales of more profitable business to improve margins. The discontinuance of these products had a dampening effect on sales comparisons through the first quarter of 2002, but sales in the second quarter of 2002 grew 6%, compared to the year-ago quarter. Annualized premium in force rose 7% over the past twelve months to $344 million at June 30, 2002.

The Liberty National Agency markets to middle-income customers in the Southeastern United States. It represented 25% of Torchmark’s life premium, the second largest of any distribution system. Life premium was $151 million in the first six months of 2002, increasing 1% over the comparable 2001 period of $150 million. Life insurance sales grew 2% to $28 million of annualized premium issued. Annualized life premium in force was $319 million at June 30, 2002, increasing 1% over the prior year.

The American Income Agency markets to members of labor unions, credit unions, and other associations. This agency produced premium income of $134 million in the first half of 2002, an increase of 11% over the prior-year period. Life sales for this agency rose 47% in the 2002 six-month period to $44 million, the strongest growth in sales of any Torchmark life agency in both dollar amount and percentage. Growth in sales of the American Income Agency was largely attributable to the growth in the number of agents, which rose 25% over the prior year to 1,952 at June 30, 2002. Annualized life premium in force was $285 million at June 30, 2002, up 13%, compared with a year ago.

Torchmark’s Military Agency is an independent agency comprised of former military officers who sell exclusively to military officers and their families. Life premium in the Military Agency rose 12% in the 2002 quarter to $72 million. Sales in the Military Agency were $12 million in the first six months of 2002, rising 4%. This agency had a 12% increase in annualized life premium in force totalling $150 million at June 30, 2002.

Torchmark’s Other Distribution systems offering life insurance include United Investors and various minor distribution channels. The Other distribution group contributed $55 million of life premium to Torchmark, a decline of 2%. Other distribution sales declined 38% to $3.9 million and annualized premium in force was down 5% to $130 million. These declines were primarily the result of the termination of the sales agreement that the United Investors Agency had with Waddell & Reed.

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	Six months ended June 30,
	2002		2001		Increase
	Amount	% to Total	Amount	% to Total	Amount	%
Premium and policy charges	$604,881	100	$569,920	100	$34,961	6
Net policy obligations	268,709	44	247,702	43	21,007	8
Commissions and acquisition expense	191,400	32	182,869	32	8,531	5

Insurance underwriting income before other income and administrative expense	$144,772	24	$139,349	25	$5,423	4

Life insurance underwriting income before insurance administrative expenses was $145 million in the first six months of 2002, increasing 4% over the same period of 2001. As a percentage of life premium, underwriting income declined slightly from the prior-year period as there was a slight increase in mortality in 2002.

Health insurance.    Health insurance premium income grew 2% from $507 million in the first six months of 2001 to $517 million in the same period of 2002. The table below is an analysis of Torchmark’s health premium by distribution method.

Health Insurance
Premium by Distribution Method
(Dollar amounts in thousands)

	Six months ended June 30,
	2002		2001		Increase
	Amount	% to Total	Amount	% to Total	Amount	%
United American Independent Agency	$238,353	46	$236,108	47	$2,245	1
United American Branch Office Agency	162,593	32	159,418	31	3,175	2
Liberty National Exclusive Agency	79,335	15	77,862	15	1,473	2
American Income Exclusive Agency	25,572	5	24,385	5	1,187	5
Direct Response	11,222	2	8,745	2	2,477	28

Total health premium	$517,075	100	$506,518	100	$10,557	2

The table below is a presentation of health insurance sales and in force data.

Health Insurance
Annualized Premium Sales and in Force By Distribution Method
(Dollar amounts in thousands)

	Sales				In Force
	Six months Ended June 30,		Increase		At June 30,		Increase
	2002	2001	Amount	%	2002	2001	Amount	%
UA Independent Agency	$46,161	$37,988	$8,173	22	$475,143	$480,360	$(5,217)	(1)
UA Branch Office Agency	38,829	64,260	(25,431)	(40)	326,732	344,618	(17,886)	(5)
Liberty Exclusive Agency	6,171	4,922	1,249	25	163,549	157,212	6,337	4
AI Exclusive Agency	5,590	4,772	818	17	49,694	47,099	2,595	6
Direct Response	5,934	1,727	4,207	244	24,971	18,035	6,936	38

Total	$102,685	$113,669	$(10,984)	(10)	$1,040,089	$1,047,324	$(7,235)	(1)

Annualized health insurance premium in force was $1.04 billion at June 30, 2002, a 1% decline from a year ago. Sales of health insurance, as measured by annualized premium issued, declined 10% to $103 million during the first half of 2002 as compared with the year-ago period. The decline in health sales has moderated from the 22% decline in the first quarter of 2002 year-over-year comparison. Medicare Supplement sales, which represented 57% of Torchmark’s total health sales, declined 35% in the first six months of 2002. United American Independent and Branch Office Agencies sell Torchmark’s Medicare Supplement products. The decline in Medicare Supplement sales was primarily the result of the decline in the number of agents in the Branch Office, and agent adjustment to premium rate increases implemented in recent quarters. Increased competition from other carriers has also been a factor, as these companies have been slower to implement needed rate increases.

Annualized Medicare Supplement premium in force declined 4% to $744 million at June 30, 2002, compared with $778 million a year earlier. Medicare Supplement represented 72% of Torchmark’s total health premium in force at June 30, 2002.

Cancer sales, produced primarily by the Liberty National Agency, were $5.4 million in the 2002 six months, rising 7% over the prior-year period. Cancer annualized premium in force was $170 million, compared with $164 million a year earlier. Cancer business represented 16% of Torchmark’s annualized health premium in force at June 30, 2002. Other health product sales, consisting primarily of accident and limited-benefit hospital and surgical policies, more than doubled to $39 million in the 2002 period. Other health annualized premium in force increased 19% to $126 million.

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Six months ended June 30,
	2002		2001		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Premium and policy charges	$517,075	100	$506,518	100	$10,557	2
Net policy obligations	332,952	64	321,866	63	11,086	3
Commissions and acquisition expense	97,903	19	94,755	19	3,148	3

Insurance underwriting income before other income and administrative expenses	$86,220	17	$89,897	18	$(3,677)	(4)

Underwriting margins for health insurance declined 4% to $86 million in the 2002 six-month period from the prior-year period. As a percentage of health premium, underwriting margins declined from 18% in 2001 to 17% in 2002. A major factor causing decreases in margins has been the increased medical cost inflation in a closed block of cancer policies.

Annuities. The following table presents collection and deposit balance information about Torchmark’s annuities.

Annuities
Collections and Deposit Balances
(Dollar amounts in thousands)

	Collections				Deposit Balances
	Six Months Ended June 30,		Increase (Decrease)		At June 30,		Increase (Decrease)
	2002	2001	Amount	%	2002	2001	Amount	%
Fixed	$17,776	$13,629	$4,147	30	$601,739	$628,436	$(26,697)	(4)
Variable	15,381	98,200	(82,819)	(84)	1,859,321	2,889,785	(1,030,464)	(36)

Total	$33,157	$111,829	$(78,672)	(70)	$2,461,060	$3,518,221	$(1,057,161)	(30)

Torchmark underwrites annuities on both a fixed and a variable basis. Fixed annuity collections were $18 million in the first six months of 2002, an increase of 30% from $14 million collected in the prior-year period. Fixed annuities on deposit with Torchmark declined 4% to $602 million from $628 million one year ago. The fixed annuity balance was $610 million at year- end 2001. Collections of variable annuities were $15 million in the first half of 2002, declining 84% from variable collections of $98 million in the same period of 2001. The variable annuity balance was $1.9 billion at June 30, 2002, $2.4 billion at December 31, 2001, and $2.9 billion one year ago. The 36% decline in the variable annuity balance during the prior twelve months was primarily the result of (1) the significant decline in the market value of deposit balances during the prior twelve months, reflective of general equity markets during that period, and (2) the termination of Torchmark’s marketing agreement with the Waddell & Reed sales force, Torchmark’s primary distributor for its variable annuity products. In addition to the loss of sales, Waddell & Reed has also engaged in replacing Torchmark’s variable annuity products with those of a competitor.

On March 19, 2002, an Alabama jury awarded $50 million compensatory damages to United Investors against Waddell & Reed. The dispute arose regarding certain compensation on United Investors’ in-force block of variable annuities and alleged a scheme by Waddell & Reed to improperly replace United Investors’ variable annuities with those of another company. On June 25, 2002, an order was issued by the Jefferson County Alabama Circuit Court entering the jury verdict. Interest on the $50 million award will accrue at an annual rate of 12% from June 25, 2002 until the date paid. Waddell & Reed has indicated that it will appeal the Court’s decision. United Investors will not record the award or the related accrued interest as income until it is received, which will not occur until all appeals, if any, are completed. In addition, United Investors’ request for injunctive relief to prohibit future improper policy replacements by Waddell & Reed was denied by the Court, which specified that United Investors has the right to bring additional litigation against Waddell & Reed through the courts.

Torchmark is currently marketing its variable annuities through other distributors. However, it does not expect to emphasize the growth of this product line in the future.

The following table presents underwriting margin data for Torchmark’s annuities.

Annuities
Summary of Results
(Dollar amounts in thousands)

	Six months Ended June 30		Increase
	2002	2001	Amount	%
Policy charges	$20,821	$31,646	$(10,825)	(34)
Net policy obligations	(2,386)	(2,693)	307	(11)
Commissions and acquisition expense	14,572	20,655	(6,083)	(29)

Insurance underwriting income before other income and administrative expenses	$8,635	$13,684	$(5,049)	(37)

Policy charges are assessed against the annuity account balance periodically for insurance risk, sales, administration, and cash surrender. Policy charges for annuities declined 34% in the first half of 2002 to $20.8 million, primarily as a result of the decline in annuity account balances compared with the prior year. The average annuity account balance for the second half of 2002 was $2.7 billion, 29% or $1.1 billion less than the average balance for the year-ago period. Over 60% of the decline in account balance was due to the Waddell & Reed policy replacement activity, while the remaining decline was due primarily to the performance of the equity markets. As a result of the decline in policy charges, annuity underwriting income decreased 37% in 2002 to $9 million from $14 million.

Investment.    Over 93% of Torchmark’s investments are in a diversified fixed-maturity portfolio. At June 30, 2002, fixed maturities had a market value of $6.742 billion, $63 million higher than their amortized cost of $6.679 billion. An analysis of Torchmark’s fixed-maturity portfolio by component at June 30, 2002 is as follows.

Fixed Maturities by Component
(Dollar amounts in millions)

	Amortized Cost	%
U. S. Government	$102	1.5
GNMA	145	2.2
Other Mortgage Backed	136	2.0
Municipals	172	2.6
Corporates:
Utilities	1,079	16.2
Depository Institutions	1,016	15.2
Insurance Carriers	628	9.4
Telecommunications	371	5.5
Nondepository Credit Institutions	358	5.4
Food & Kindred Products	239	3.6
Transportation Equipment	231	3.5
Chemicals & Allied Products	222	3.3
Electrical, Other Electrical Equipment	161	2.4
General Merchandise Stores	144	2.2
Other Corporates*	1,626	24.3
All Other Fixed Maturities	49	0.7

Total Fixed Maturities	$6,679	100.0

*	No sector represented more than 2% of the total portfolio

An analysis by quality rating at June 30, 2002 is as follows.

Fixed Maturities by Rating
(Dollar amounts in millions)

	Amortized Cost	%
AAA	$522	7.8
AA	386	5.8
A	2,880	43.1
BBB	2,280	34.1
BB	383	5.7
B	130	2.0
Below B and not rated	98	1.5

	$6,679	100.0

The overall quality of the portfolio continues to be high, with an average quality rating of “A-.” Approximately 91% of the portfolio was considered investment grade.

Torchmark’s investments in corporate and other non-U.S. government-backed fixed maturities are at risk when issuers of these securities have financial difficulties. Weaker financial conditions in 2002 have resulted in the reduction in credit quality and an increase in debt downgrades in certain sectors of financial markets. After review of its investment portfolio, Torchmark determined that certain bonds with a book value of $110 million were permanently impaired. Accordingly, these bonds were written down to the estimated net realizable value of $27 million as of June 30, 2002. The $83 million pretax writedown resulted in an after tax loss of $54 million. At June 30, 2002, the market value of Torchmark’s fixed maturity investments exceeded carrying value by $63 million, resulting in gains available to Torchmark.

Because the collection of future interest on the written-down securities is uncertain, Torchmark did not record the $3 million of accrued interest income on them at June 30, 2002 and will not accrue income going forward unless it becomes apparent the interest will be collectible in future periods. Otherwise, any interest collected in the future will be recorded as income on the date received. Annualized interest income represented by these securities was approximately $8 million.

The following table summarizes Torchmark’s investment income and excess investment income.

Excess Investment Income
(Dollars in thousands)

	Six months Ended June 30,		Increase
	2002	2001	Amount	%
Net investment income	$256,278	$243,551	$12,727	5
Tax equivalency adjustment	1,916	2,379	(463)	(19)

Tax equivalent investment income	258,194	245,930	12,264	5
Required interest on net insurance policy liabilities	(95,099)	(93,672)	(1,427)	2
Financing costs
Debt	(23,240)	(24,327)	1,087	(4)
Trust Preferred/MIPS	(5,825)	(8,451)	2,626	(31)
Interest rate swaps	11,477	2,540	8,937	352

Total financing costs	(17,588)	(30,238)	12,650	(42)

Excess investment income	$145,507	$122,020	$23,487	19

Excess investment income per share	$1.19	$0.97	$0.22	23

On a tax-equivalent basis, net investment income increased 5% to $258 million in the first six months of 2002, compared with $246 million during the same 2001 period. The increase was caused primarily by the 6% growth in the investment portfolio (based on average assets), but was partially offset by the loss of interest income on the written-down bonds. Average invested assets, which include fixed maturities at amortized cost, were $7.2 billion in the 2002 first six months, compared with $6.8 billion in the 2001 period. The $381 million increase in average invested assets over the prior-year period was achieved even though Torchmark used $225 million to repurchase Torchmark shares under its share repurchase program and wrote certain fixed maturities down by $60 million (after tax) during the prior twelve months.

Excess investment income is tax-equivalent net investment income reduced by the interest credited to net insurance policy liabilities and less Torchmark’s financing costs. Financing costs include interest on debt, the pretax dividends on Torchmark’s preferred securities, and the difference between the fixed-rate and floating-rate payments on Torchmark’s swap instruments. Excess investment income for the 2002 six-month period rose 19% to $146 million from $122 million for the same period of 2001. Financing costs declined 42% to $18 million in the 2002 period as a result of the lower borrowing costs caused by the refinancing of the MIPS in 2001, lower short-term interest rates in the 2002 six-month period than a year ago, and the favorable effect of rates on Torchmark’s swap instruments. Because significant cash flow has been used to purchase Torchmark stock, management believes excess investment income should be considered on a per-share basis. Excess investment income per share rose 23% in the 2002 period to $1.19 from $.97.

During the first six months of 2002, Torchmark continued to emphasize the purchase of investment grade fixed maturity bonds. Purchases totaled $614 million and had an average yield of 7.47%, equivalent to an effective annual yield of 7.62%. For the comparable 2001 period, fixed maturity acquisitions totaled $846 million and had average and effective yields of 7.54% and 7.69%, respectively. The higher level of purchases during the first half of 2001 as contrasted to this year resulted from the increased level of tax-motivated sales during the 2001 period. The average life of 2002 purchases was 11.4 years, compared with an average of 11.1 years for the comparable 2001 period. Both yield and average life on new purchases are based on the maturity date, or for callable bonds the call or maturity date which produces the lowest yield, i.e. “yield to worst.” Because net insurance policy liabilities are long term and, for all practical purposes, have a fixed crediting rate of about 6%, Torchmark is less challenged to match assets and liabilities as many other insurance companies are, especially those that primarily sell asset accumulation products. As a result, Torchmark may lengthen or shorten the maturity of acquisitions depending on yields available in the market place. However, once acceptable returns are achieved, the maturity of each purchase is generally kept as short as possible.

As mentioned previously, Torchmark’s $6.7 billion fixed maturity portfolio had an unrealized gain at market of $63 million. At the end of the second quarter last year, the $6.3 billion portfolio had an unrealized loss of $112 million. At year-end 2001, the $6.5 billion portfolio had an unrealized loss of $2 million. The improvement in market valuation of the portfolio resulted principally by the continued reduction during the period in interest rates and in yields on competing assets available in the market.

At June 30, 2002, the fixed-maturity portfolio had an estimated average life of 10.5 years, down slightly from the 12.0 year average life at year-end 2001 and the 11.9 year average life at June 30, 2001. As measured by effective duration, a measure of the price sensitivity of a fixed income security to a particular change in interest rates, the fixed maturity portfolio had effective duration of 6.1 years at the end of the June 2002 quarter, as contrasted with 6.3 years at the end of 2001 and 6.2 years at the end of the second quarter 2001.

Financial Condition

Liquidity.    Strong positive cash flow, marketable investments, and the availability of a line of credit facility are the sources of Torchmark’s liquidity. Torchmark’s insurance operations ordinarily generate cash flows well in excess of immediate requirements. Torchmark’s net cash inflows from operations were $291 million in the first six months of

2002, compared with $244 million in the same period of 2001, an increase of 19%. In addition to cash flows from operations, Torchmark received $132 million in investment maturities or repayments during the first six months of 2002.

Torchmark’s cash and short-term investments were $28 million at June 30, 2002, compared with $138 million of these assets at December 31, 2001. Cash and short-term investments were $112 million at the end of June, 2001. In addition to these liquid assets, Torchmark’s entire portfolio of fixed-income and equity securities, in the approximate amount of $6.8 billion at market value on June 30, 2002, is available for sale should any need arise.

Torchmark has in place a line of credit facility with a group of lenders which allows unsecured borrowings and stand-by letters of credit up to $625 million. The facility is split into two parts: a $325 million 364-day tranche maturing November 29, 2002 and a $300 million five-year tranche maturing November 30, 2006. The company has the ability to request up to $200 million in letters of credit to be issued against the $300 million five-year tranche. Under either tranche, interest is charged at variable rates. The line of credit is further designated as a back-up credit line for a commercial paper program not to exceed $600 million, where Torchmark may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million. Commercial paper borrowings and letters of credit on a combined basis may not exceed $625 million. At June 30, 2002, Torchmark had $183 million face amount of commercial paper outstanding, $161 million letters of credit issued, and there were no borrowings under the line of credit. A facility fee is charged on the entire $625 million facility. The facility has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreements, Torchmark is subject to certain covenants regarding capitalization and earnings. At June 30, 2002, Torchmark was in full compliance with these covenants.

Capital resources.    Torchmark’s total debt outstanding was $723 million at June 30, 2002, compared with $740 million at December 31, 2001 and $664 million at June 30, 2001. Long-term debt was $541 million at June 30, 2002. The value of Torchmark’s 6.25% Senior Note is adjusted each period to reflect the change in value of a swap instrument which hedges the value of the note. Excluding this adjustment, long-term debt was $536 million, compared with $536 million at December 31, 2001, and $364 million at June 30, 2001. During the six months of 2002, Torchmark acquired $74 thousand carrying value ($75 thousand par value) of its 7 7/8% Senior Notes at a cost of $76 thousand on the open market. These purchases resulted in an after-tax loss of $2 thousand.

Debt as a percentage of total capitalization was 21.3% at June 30, 2002, counting the Preferred Securities as equity and excluding the effects on equity of fluctuations in security values based on changes in interest rates in the financial markets. The debt to capitalization ratio was 21.9% at year-end 2001 and 20.4% at June 30, 2001. If the Preferred Securities were counted as debt, the debt to capitalization ratio would be 25.6% at June 30, 2002, compared with 26.2% at year-end 2001 and 24.9% one year ago. Interest coverage was 17.8 times for the first six months of 2002, compared with 13.8 times for the same period of 2001. Excluding realized gains and losses, interest coverage would have been 23.1 in 2002 and 13.3 in 2001.

Torchmark acquired 3.1 million of its outstanding common shares on the open market at a cost of $121 million during the first six months of 2002 under its share repurchase program. Torchmark will continue to consider repurchasing its outstanding common shares when financial markets are favorable.

Torchmark’s shareholders’ equity was $2.56 billion at June 30, 2002, compared with $2.50 billion at the prior year end and $2.37 billion one year ago. The following table presents Torchmark book value per share information.

Book Value per Share

	June 30, 2002	December 31, 2001	June 30, 2001
Per Diluted Share:
GAAP	$21.30	$20.24	$18.80
GAAP, excluding FAS 115*	20.98	20.25	19.33

Per Actual Share:
GAAP	21.38	20.32	18.96
GAAP, excluding FAS 115*	21.05	20.32	19.50

*	Under FAS 115, the fixed-maturity portfolio is carried at market. Excluding FAS 115, book value per share has the fixed-maturity portfolio recorded at its amortized cost.

The year-over-year growth in adjusted book value per diluted share was 9%, and was achieved during a twelve-month period in which $225 million in share buybacks were made under Torchmark’s share repurchase program and a writedown in the amount of $60 million after-tax was taken on investment securities.

The annualized return on common equity, or net operating income from continuing operations as a percentage of average equity excluding the effects of interest rate fluctuations on securities, was 16.7% for the first six months of 2002. Return on equity for the same period in 2001 was 16.1%.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended June 30, 2002.

PART II— OTHER INFORMATION

Item 3.     Legal Proceedings

Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark’s subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Torchmark subsidiary Liberty National Life Insurance Company also name Torchmark as a defendant. In 1999, Alabama enacted legislation limiting punitive damages in non-physical injury cases to the greater of $500,000 or three times compensatory damages. Since this legislation has not undergone scrutiny by appellate courts regarding its constitutionality and a jury’s discretion regarding the amount of compensatory damages (including mental anguish) awarded in any given case is not precisely defined, the effect of this legislation on Torchmark’s litigation remains unclear. Additionally, it should be noted that Torchmark subsidiaries actively market insurance in the State of Mississippi, a jurisdiction which is recognized nationally for large punitive damage verdicts. Bespeaking caution is the fact that the likelihood or extent of a punitive damage award in any given case is currently impossible to predict. As of June 30, 2002, Liberty was a party to approximately 92 active lawsuits (including 10 employment related cases and excluding interpleaders and stayed cases), 67 of which were Alabama proceedings and 9 of which were Mississippi proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

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

It has been previously reported that purported class action litigation was filed against Torchmark’s subsidiary, American Income Life Insurance Company and certain of its employee benefit plans (Peet, et al v. American Income Life Insurance Company, et al, Case No. C-99-2283) on May 18, 1999 in the U.S. District Court for the Northern District of California, which was subsequently transferred to the U.S. District Court for the Western District of Texas. Plaintiffs, individually and on behalf of all current and former public relations representatives of American Income, asserted that they had been improperly classified as independent contractors rather than employees and thus denied participation in certain of American Income’s employee benefit plans. The lawsuit alleged breach of fiduciary duty and wrongful denial of access to plan documents and other information under the Employee Retirement Income Security Act. Declaratory and injunctive relief together with restitution, disgorgement and statutory penalties were sought. On September 12, 2000, the District Court granted the defendants’ motions for partial summary judgment and denied plaintiffs’ motion for class certification with leave to renew plaintiffs’ class certification motion if they provided the Court with information regarding additional benefit plans from which they had been improperly excluded. Subsequently, in September 2000, plaintiffs submitted additional information to the Court alleging additional benefit plans from which plaintiffs had allegedly been improperly excluded, and plaintiffs also filed a motion for reconsideration of the order granting defendants’ motion for summary judgment with respect to American Income’s defined benefit plan. The Court denied plaintiffs’ motion for reconsideration and in September, 2001 entered a final judgment for American Income. Plaintiffs filed an appeal in Peet with the United Circuit Court of Appeals for the Fifth Circuit. Oral arguments in the appeal were heard by the Fifth Circuit Court on August 5, 2002.

As previously reported, Liberty was served on October 28, 1999 with a subpoena from the Florida Department of Insurance in connection with that Department’s investigation into Liberty’s sales practices and disclosures in the State of Florida regarding industrial life insurance and low coverage life insurance policies. Liberty has also received similar subpoenas from the Alabama, Georgia, Kentucky, Texas, South Carolina and Minnesota Insurance Departments regarding its industrial life insurance and other low face-amount life insurance policies sold in those states. Specific inquiry was made into the historical use of race-distinct mortality in the design or pricing of industrial insurance, a practice believed to be actuarially sound, but nevertheless discontinued by Liberty many years ago. In 1988, Liberty endeavored to convert to paid-up status those policies utilizing race-distinct mortality that remained in premium-paying status at that time. Liberty has been and continues responding to these subpoenas in a timely fashion. In July 2000, the Florida and Georgia Insurance Departments issued cease and desist orders to all companies reporting premium income from industrial life insurance, including Liberty, stating that, to the extent that any company is currently collecting any race-distinct insurance premiums from Florida and Georgia residents, respectively, it immediately cease and desist from collecting any premium differential based on the race of the policyholders. Upon receiving the Georgia order, Liberty informed the Georgia Insurance Department that Liberty did not interpret the Georgia Department’s directive as a cease and desist order since it did not afford Liberty the opportunity for a mandatory or voluntarily requested hearing thereunder. On August 22, 2000, the Florida District Court of Appeals issued an order staying the Florida Insurance Department’s immediate final cease and desist order, pending appeals to the Florida Supreme Court. The Florida Supreme Court subsequently reversed and rendered the District Court of Appeals’ order, and thus declared the cease and desist order null and void. Liberty, as an Alabama domestic company, was examined by representatives of the Alabama Department of Insurance with regard to issues parallel to those raised by the State of Florida. By order dated January 28, 2002, the Alabama Department finalized a report of its examination of Liberty. The report has now been turned over to the Alabama Department’s Legal Division for further consideration.

On December 8, 1999, purported class action litigation was filed against Liberty in the United States District Court for the Northern District of Alabama (Moore v. Liberty

National Life Insurance Company, Case No. CV-99-BU-3262-S), on behalf of all African-Americans who have or have had at the time of policy termination an ownership interest in certain life insurance policies ($25,000 face amount or less) marketed by Liberty and certain of its former subsidiaries. The alleged class period covers virtually the entire twentieth century. Plaintiffs allege racial discrimination in Liberty’s premium rates in violation of 42 U.S.C. § 1981, breach of fiduciary duty in sales and administrative practices, receipt of excessive and unreasonable premium payments by Liberty, improper hiring, supervision, retention and failure to monitor actions of officers, agents and employees, breach of contract in dismantling the debit premium collection system, fraudulent inducement and negligent misrepresentation. Unspecified compensatory and punitive damages are sought together with a declaratory judgment and equitable and/or injunctive relief, including establishment of a constructive trust for the benefit of class members. Liberty filed a motion for judgment on the pleadings or in the alternative for summary judgment on January 27, 2000. On April 7, 2000, the District Court entered an order granting Liberty’s motion for judgment on the pleadings and dismissing plaintiffs’ claims under 42 U.S.C. § 1981 with prejudice as time-barred and dismissing their state law claims without prejudice to re-file in state court if desired. Plaintiffs subsequently filed motions with the District Court to reconsider its April 17, 2000 order and for permission to file an amended complaint adding similar claims under 24 U.S.C. § 1982. Liberty opposed this motion. On June 22, 2000, purported class action litigation with allegations comparable to those in the Moore case was filed against Liberty in the Circuit Court of Jefferson County, Alabama (Baldwin v. Liberty National Life Insurance Company, Case No. CV 00-684). The Baldwin case is currently stayed pending disposition of the Moore case.

On July 3, 2000, the District Court issued an order in the Moore case granting in part and denying in part the plaintiffs’ motions. The District Court ordered the Moore plaintiffs to file an amended complaint setting forth their claims under 28 U.S.C. §§ 1981 and 1982 and, if such claims are timely, any state law claims for breach of contract related to the discontinuance of debit collections, and dismissed with prejudice all remaining state law claims of the plaintiffs as time-barred by the common law rule of repose. On July 14, 2000, plaintiffs filed their amended complaint with the District Court and Liberty filed a motion to alter or amend the District Court’s July order or, in the alternative, requested that the District Court certify for purposes of appeal the issue whether the state law doctrine of repose should be applied to and bar plaintiffs’ actions under §§ 1981 and 1982. The District Court entered such an order on July 21, 2000 and stayed proceedings in Moore pending resolution of Liberty’s petition to the U.S. Circuit Court of Appeals for the Eleventh Circuit. Liberty filed a petition on July 30, 2000 with the Eleventh Circuit seeking that Court’s permission to appeal the portions of the District Court’s July order in Moore granting the plaintiffs the right to file the amended complaint. The Eleventh Circuit Court granted Liberty’s motion and agreed to consider Liberty’s arguments regarding the applicability of the state law of repose to actions under §§1981 and 1982. Oral arguments were heard by the Eleventh Circuit Court on July 20, 2001. On September 28, 2001, the Eleventh Circuit Court ruled that the rule of repose was not a bar to the Moore claims in federal court and that there is no reverse pre-emption under the McCarrin Ferguson Act. Liberty filed a petition seeking an en banc rehearing in the Eleventh Circuit Court, which was subsequently denied. Liberty filed a petition for a writ of certiorari with the U.S.

Supreme Court on February 21, 2002, which has been denied. The District Court has scheduled the filing of motions for class certification in Moore for November 21, 2002.

Four individual cases with similar allegations to those in the Moore case which were filed against Liberty in various state Circuit Courts in Alabama remain pending and have been removed and/or transferred to the U.S. District Court for the Northern District of Alabama. The Moore case and all cases transferred to the Northern District of Alabama have been assigned to Judge U.W. Clemon, a noted former civil rights attorney. In the earliest filed of the individual state court actions, Walter Moore v. Liberty National Life Insurance Company (Circuit Court of Dallas County, Alabama, CV 00-306) the Court entered an order granting summary judgment in favor of Liberty based upon the doctrine of repose and has subsequently denied a motion to reconsider its dismissal of this case.

Hudson v. Liberty National Life Insurance Company, one of the four individual cases referenced above, was filed in the Circuit Court of Bullock County, Alabama on February 28, 2001 (Case No. CV 2001-25) and contains similar allegations to those in Moore. After denials by the Bullock Circuit Court of Liberty’s motion to dismiss and request that certain questions arising in the litigation be certified to the Alabama Supreme Court, Liberty sought a writ of mandamus on the certified questions issue from the Alabama Supreme Court. The Alabama Supreme Court agreed to hear Liberty’s petition for writ of mandamus seeking to have the Supreme Court direct the trial court to grant Liberty’s motion to dismiss or for a summary judgment or to certify for interlocutory appeal the Circuit Court’s denial of such motion. On January 18, 2002, the Alabama Supreme Court denied Liberty’s request for the writ of mandamus but noted that Liberty’s motion for summary judgment based on the rule of repose remained pending in the trial court and was ripe for adjudication. Upon remand, plaintiff amended his complaint to add causes of action under federal law and this case has been removed to federal court as discussed above.

In the fifth individual state court action, (Edwards v. Liberty National Life Insurance Company, Case No. CV 0005872), the trial court denied Liberty’s motion seeking a summary judgment based upon the rule of repose but indicated that it would reconsider that motion after discovery. Liberty filed a motion to alter or amend the trial court’s order, or in the alternative, for an interlocutory appeal. In September 2001, the trial court in that case vacated its earlier order and stayed the litigation pending resolution of the Hudson case, which is discussed above. On February 22, 2002, the trial court held a hearing regarding the stay in Edwards. The trial court permitted the plaintiffs very limited discovery, which is currently being conducted.

On March 15, 2001, purported class action litigation was filed against Liberty in the United States District Court for the District of South Carolina (Hinton v. Liberty National Life Insurance Company, Civil Action No. 3-01-68078 19), containing allegations largely similar to the Moore case filed in the Federal District Court for the Northern District of Alabama. Liberty was described in the suit as successor in interest of New South Life Insurance Company (New South), an insurer acquired out of receivership by an entity which was subsequently acquired by Peninsular Life Insurance Company (Peninsular). In 1985, Liberty reinsured a block of insurance business from Peninsular, including business formerly written by New South. Liberty has requested indemnification in the Hinton litigation from Peninsular and its successors in interest. Liberty sought a writ of mandamus in Hinton from the Fourth Circuit Court of Appeals as well as a change of venue to consolidate the Hinton case with the Moore case currently pending in U.S. District Court in Alabama. Both the change in venue and the writ of mandamus were denied. However, the South Carolina District Court issued an order inviting the parties to resubmit a motion for change of venue. Liberty National filed such a motion to transfer the case to the U.S. District Court for the Northern District of Alabama, which was granted by the South Carolina District Court on February 12, 2002.

Another action with similar allegations to Moore, which also includes claims for race discrimination under 24 U.S.C. §§1981 and 1982, was filed against Liberty in U.S. District Court for the Northern District of Alabama on January 28, 2002 (Hull v. Liberty National Life Insurance Company, Civil Action No. CV-02-C-0219-W).

There are a total of 15 race-distinct mortality cases pending in either the U.S. District Court for the Northern District of Georgia (two cases) or the Northern District of Alabama (thirteen cases), including Sunday v. Liberty National Life Insurance Company, Case No. CV02-BE-0639-S), in which approximately 460 individuals assert that they had discriminatory insurance policies with Liberty. The Baldwin and Edwards cases remain pending in Alabama Circuit Courts. Plaintiffs’ attorneys are actively advertising for additional plaintiffs to join these suits or file additional suits.

On July 26, 2001, litigation was filed against Torchmark and three current members of Torchmark’s Board of Directors in the United States District Court for the District of Kansas (Waddell & Reed Financial, Inc. v. Torchmark Corporation, Civil Action No. 01-2372-KHV). Plaintiffs assert that defendants engaged in a scheme to control and injure Waddell & Reed Financial after it was spun-off by Torchmark in November 1998, to interfere with the business relationship between a Waddell & Reed Financial subsidiary, Waddell & Reed, Inc. (“W&R”) and a Torchmark subsidiary, United Investors Life Insurance Company (“UILIC”), and to injure W&R Financial as well as asserting that one of the individual defendants sought to interfere with W&R Financial’s relationship with the United Group of Mutual Funds. The litigation alleges RICO violations, breaches of fiduciary duty by the three individual defendants, knowing participation in such breaches of fiduciary duty by Torchmark and intentional interference with prospective business relations in connection with the relationship between W&R and UILIC. Plaintiffs seek actual, punitive and treble damages, interest, fees and costs under RICO of $29 million, $13.4 million plus punitive damages, interest and costs on the intentional interference allegations and a total of $58 million on the remaining two counts.

Defendants filed a motion to abstain or, in the alternative, to dismiss the Kansas District Court litigation on August 22, 2001, citing pending litigation filed in Jefferson County Alabama state circuit court by Torchmark and its subsidiary, UILIC against W&R Financial and W&R (United Investors Life Insurance Company v. Waddell & Reed Financial, Inc., et al, Case No. CV 00-2720), involving an alleged agreement dealing with existing in-force UILIC variable annuity business marketed by W&R as well as the prior dismissal by the

Kansas District Court of litigation originally filed by W&R against UILIC in Kansas state court involving such variable annuity business. Defendant’s motion was denied but the Kansas District Court ruled that a judgment in the prior Alabama litigation would likely be res judicata as to the claims against Torchmark and one of the individual defendants in the current Kansas litigation. Trial of the Alabama state court litigation began February 19, 2002.

On March 19, 2002, a Jefferson County, Alabama Circuit Court jury awarded $50 million compensatory damages to Torchmark’s subsidiary UILIC in the Alabama State Court litigation. UILIC’s claims in this litigation for additional injunctive relief prohibiting unlawful future policy replacements by W&R remained to be decided by the Circuit Court. Based upon the Alabama jury verdict, Torchmark filed a motion for summary judgment in the Kansas District Court, which is currently pending before that Court.

On June 25, 2002, the Jefferson County Circuit Court entered an order in UILIC’s Alabama Circuit Court litigation granting a declaratory judgment for UILIC against W&R. The Circuit Court refused to set aside or reduce the $50,000,000 compensatory damage verdict awarded against W&R by the trial jury in the original litigation. The Circuit Court’s order stated that there was no valid and binding contractual or other obligation requiring UILIC to pay certain additional compensation that W&R had sought in connection with UILIC’s in-force block of variable annuity business for which W&R had formerly been the distributor. Escrowed funds for the commissions owed by W&R to UILIC were ordered to be released to UILIC. The Circuit Court also denied W&R’s motions to set aside the jury’s verdict or to order a new trial and denied UILIC’s motion for additional injunctive relief to prohibit future replacements of UILIC policies by W&R since UILIC has an adequate remedy at law through additional litigation against W&R.

On September 28, 2001, a shareholder derivative action was filed in the Circuit Court of Jefferson County, Alabama against Torchmark, two unaffiliated limited liability companies, and three individual defendants (Bomar v. Torchmark Corporation, Case No. CV 0105981). The derivative action arises from an October 1, 1999 transaction in which the three individual defendants (one of whom is a director and former Chairman of Torchmark and a second of whom is a former officer of a former real estate subsidiary of Torchmark) acting through two unaffiliated limited liability companies acquired the majority of the investment real estate of Torchmark together with other properties. Plaintiff alleges that, despite review and approval of the transaction by all independent and disinterested members of the Torchmark Board of Directors, the transaction was procedurally and substantively unfair to Torchmark and resulted from the breach of fiduciary duties of loyalty owed to Torchmark by two of the above described individual defendants and the knowing participation of the third individual defendant in the alleged breach of fiduciary duty. Establishment of a constructive trust for such assets for the benefit of Torchmark and its shareholders, an accounting for profits and unspecified compensatory and punitive damages were sought. The request for establishment of a constructive trust was subsequently deleted by the plaintiff.

On October 16, 2001, defendant Torchmark filed a motion to dismiss and to stay discovery in the Bomar action, asserting plaintiff’s lack of standing, failure to make a legally-required demand on the Board of Directors of Torchmark and failure to comply with certain Alabama Rules of Civil Procedure. On October 17, 2001, the Board of Directors created a special litigation committee comprised of two independent, disinterested directors to review and make determinations and a report with regard to the transactions involved in such suit. Defendant Torchmark’s motion was amended on October 19, 2001 to include as further grounds for dismissal and stay the creation of that special litigation committee and the delegation of complete authority to said committee to review the transaction and determine whether prosecution of the Bomar action is in the interests of Torchmark and its shareholders and what action Torchmark should take with regard to the Bomar action. The committee, through its separately retained counsel, advised the Court that it concurred in Torchmark’s motions. A hearing on Torchmark’s amended motion to dismiss and stay discovery was held November 13, 2001 and on November 26, 2001, the Circuit Court issued an order staying all proceedings in Bomar for 150 days during which the special litigation committee was charged with investigating, reviewing and analyzing the asserted claims, completing its written report and filing the same with the Circuit Court. The special litigation committee began its interview process in February, 2002. On April 24, 2002, the plaintiff filed a motion to modify the stay so as to permit the filing of a second amended complaint, which sought to assert that the transaction violated a 1982 Torchmark Board of Directors resolution relating to conflicts of interest as well as the Alabama Insurance Holding Company System Regulatory Act; that the consideration received by Torchmark was unfairly low and was the result of two of the defendants’ violations of their fiduciary duty of loyalty to Torchmark; and that defendants concealed and suppressed material facts intentionally, knowingly and wantonly. The Circuit Court, on May 6, 2002, ordered the special litigation committee to also consider the allegations made in plaintiff’s second amended complaint (although the same was never formally filed with the Court). The Circuit Court granted the Committee extensions of time for the filing of its report until August 1, 2002. On July 31, 2002, the special litigation committee released and filed its written report with the Circuit Court. Torchmark filed a renewed motion to dismiss and to stay discovery with the Circuit Court on August 2, 2002. It is expected that the Circuit Court will hear arguments on the renewed motion the week of September 16, 2002.

On January 22, 2002, purported class action litigation was filed against Liberty and Torchmark in the Circuit Court of Choctaw County, Alabama on behalf of all persons who currently or in the past were insured under Liberty cancer policies which are no longer marketed regardless of whether such policies remain in force or have lapsed (Roberts v. Liberty National Life Insurance Company, Case No. CV-2002-009-B). Plaintiffs in this action purchased guaranteed renewable cancer policies wherein Liberty reserved the right to change premium rates. They allege that Liberty ceased marketing certain cancer policies -”closed” the block of business-, capping the potential pool of insureds and leading to increased premiums to the remaining insureds. They further allege that in instituting premium increases on cancer policies after the Robertson v. Liberty National Life Insurance Company class action settlement, Liberty misrepresented the reasons for such premium increases. This action asserts claims for breach of contract in implementing premium rate increases on a basis other than that set out in the policies, misrepresentation regarding the premium increases, fraud and suppression concerning the closed block of business and unjust enrichment. Unspecified compensatory and punitive damages, attorneys fees, costs and interest are sought by plaintiffs. Defendants filed a motion to dismiss or, in the alternative, for summary judgment on March 29, 2002 with the Circuit Court. A hearing on this motion was held on August 7, 2002.

Item 4.     Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held April 25, 2002:

1.	The following directors were re-elected to serve an additional term:

Director	For	Withheld
Mark S. McAndrew	106,975,743	1,294,483
George J. Records	105,332,342	2,937,884
Lamar C. Smith	105,370,841	2,899,385

Other directors whose terms continued after the meeting were David L. Boren, Joseph M. Farley, Louis T. Hagopian, C.B. Hudson, Joseph L. Lanier, Jr., Harold T. McCormick, Joseph W. Morris and R.K. Richey.

2.	The firm of Deloitte & Touche LLP was ratified as the Company’s independent auditors for 2002.

For	Against	Abstain
104,601,032	3,165,785	503,409

Item 6.     Exhibits and Reports on Form 8-K.

(a)	Exhibits

(3)(ii)	Restated By-laws of Torchmark Corporation, as amended
(11)	Statement re computation of per share earnings
(99) (a)	Certification of Periodic Report by C. B. Hudson
(99) (b)	Certification of Periodic Report by Gary L. Coleman

(b)	Reports on Form 8-K

No Forms 8-K were filed in the second quarter of 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
TORCHMARK CORPORATION

Date: August 13, 2002	/s/ C. B. HUDSON
C. B. Hudson, Chairman of the Board and Chief Executive Officer

Date: August 13, 2002	/s/ GARY L. COLEMAN
Gary L. Coleman, Executive Vice President and Chief Financial Officer (Chief Accounting Officer)