Form 10-Q/A
period 2002-06-30
TORCHMARK CORP
filed 2002-08-14
CIK 320335

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
$1.00 Par Value

Index of Exhibits (Page 36)
Total number of pages included are 37.

Part I—Financial Information

Item 1.    Financial Statements is amended to include in full the Company’s Consolidated Statement of Operations, portions of which were inadvertently omitted through a clerical error from the earlier EDGAR filing of the Form 10-Q for the Second Quarter 2002 which was filed on August 13, 2002. All other items in Form 10-Q for the Second Quarter of 2002 as filed August 13, 2002 are correct and thus remain unchanged.

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

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Life premium	$306,537	$288,768	$604,881	$569,920
Health premium	254,568	253,656	517,075	506,518
Other premium	10,431	18,794	20,821	31,646

Total premium	571,536	561,218	1,142,777	1,108,084
Net investment income	128,075	122,864	256,278	243,551
Realized investment gains (losses)	(66,704)	4,288	(76,953)	10,832
Other income	573	660	1,052	1,329

Total revenue	633,480	689,030	1,323,154	1,363,796
Benefits and expenses:
Life policyholder benefits	206,500	192,081	406,345	377,642
Health policyholder benefits	167,652	165,363	340,490	329,404
Other policyholder benefits	7,938	9,363	16,134	18,640

Total policyholder benefits	382,090	366,807	762,969	725,686
Amortization of deferred acquisition costs	75,174	79,054	150,200	151,499
Commissions and premium taxes	41,716	40,477	84,223	80,670
Other operating expense	32,338	32,188	66,953	64,574
Amortization of goodwill	0	3,019	0	6,037
Interest expense	7,230	11,760	14,548	24,327

Total benefits and expenses	538,548	533,305	1,078,893	1,052,793
Income from continuing operations before income taxes, extraordinary item, and cumulative effect of change in accounting principle	94,932	155,725	244,261	311,003
Income taxes	(31,249)	(53,426)	(81,417)	(106,620)
Preferred securities dividends (net of tax)	(971)	(1,461)	(1,976)	(3,842)

Income from continuing operations before extraordinary item and cumulative effect of change in accounting principle	62,712	100,838	160,868	200,541
Loss from discontinued operations (net of applicable tax benefit of $1,766)	0	0	0	(3,280)

Income before extraordinary item and cumulative effect of change in accounting principle	62,712	100,838	160,868	197,261
Loss on redemption of debt (net of applicable tax benefit of $0, $582, $1, and $595, respectively)	0	(1,080)	(2)	(1,105)

Income before cumulative effect of change in accounting principle	62,712	99,758	160,866	196,156
Cumulative effect of change in accounting principle (net of applicable tax benefit of $14,315)	0	(26,584)	0	(26,584)

Net income	$62,712	$73,174	$160,866	$169,572

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(UNAUDITED)

Selected Segment Information
(Amounts in thousands)

	Six months ended June 30, 2002
	Life	Health	Annuity	Investment	Other	Adjustments	Consolidated
Revenue:
Premium	$604,881	$517,075	$20,821				$1,142,777
Net investment income				$258,194		$(1,916)	256,278
Other income					$1,909	(857)	1,052

Total revenue*	$604,881	$517,075	$20,821	$258,194	$1,909	$(2,773)	$1,400,107

Measure of profitability:
Underwriting income before other income and administrative expense	$144,772	$86,220	$8,635				$239,627
Excess investment income				$145,507			145,507

Total measure of profitability	$144,772	$86,220	$8,635	$145,507	$0	$0	$385,134

	Six months ended June 30, 2001
	Life	Health	Annuity	Investment	Other	Adjustments	Consolidated
Revenue:
Premium	$569,920	$506,518	$31,646				$1,108,084
Net investment income				$245,930		$(2,379)	243,551
Other income					$2,300	(971)	1,329

Total revenue*	$569,920	$506,518	$31,646	$245,930	$2,300	$(3,350)	$1,352,964

Measure of profitability:
Underwriting income before other income and administrative expense	$139,349	$89,897	$13,684				$242,930
Excess investment income				$122,020			122,020

Total measure of profitability	$139,349	$89,897	$13,684	$122,020	$0	$0	$364,950

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
TORCHMARK CORPORATION

Date: August 14, 2002	/s/ C. B. HUDSON
C. B. Hudson, Chairman of the Board and Chief Executive Officer

Date: August 14, 2002	/s/ GARY L. COLEMAN
Gary L. Coleman, Executive Vice President and Chief Financial Officer (Chief Accounting Officer)