Form 10-Q
period 2002-09-30
TORCHMARK CORP
filed 2002-11-13
CIK 320335

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002	Commission File Number 1-8052

TORCHMARK CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	63-0780404 (I.R.S. Employer Identification No.)

2001 3rd Avenue South, Birmingham, Alabama (Address of principal executive offices)	35233 (Zip Code)

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
Yes ☒ No ☐

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS Common Stock, $1.00 Par Value	OUTSTANDING AT October 31, 2002 118,434,813

Index of Exhibits (Page 39)
Total number of pages included are 44.

TORCHMARK CORPORATION
INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TORCHMARK CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)

	September 30, 2002	December 31, 2001

	(Unaudited)

Assets

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2002 - $6,775,155; 2001 - $6,528,244)	$7,067,639	$6,526,429
Equity securities, at fair value (cost: 2002 - $10,260; 2001 - $666)	10,236	571
Mortgage loans, at cost (fair value: 2002 - $124,620; 2001 - $111,407)	119,284	112,135
Investment real estate, at depreciated cost	13,127	14,133
Policy loans	275,187	266,979
Other long-term investments, at fair value	84,188	49,971
Short-term investments	32,193	134,156

Total investments	7,601,854	7,104,374

Cash	4,622	3,714
Accrued investment income	137,186	125,210
Other receivables	73,253	67,549
Deferred acquisition costs	2,141,813	2,066,423
Value of insurance purchased	105,041	115,939
Property and equipment	33,851	36,137
Goodwill	378,436	378,436
Other assets	11,730	28,087
Separate account assets	1,680,810	2,502,284

Total assets	$12,168,596	$12,428,153

Liabilities and Shareholders’ Equity

Liabilities:
Future policy benefits	$5,600,850	$5,348,929
Unearned and advance premiums	94,911	93,624
Policy claims and other benefits payable	247,730	248,333
Other policyholders’ funds	82,456	80,929

Total policy liabilities	6,025,947	5,771,815

Accrued income taxes	705,950	580,287
Short-term debt	178,194	204,037
Long-term debt (fair value: 2002 - $595,942; 2001 - $543,275)	552,132	536,152
Other liabilities	121,275	191,894
Separate account liabilities	1,680,810	2,502,284

Total liabilities	9,264,308	9,786,469

Trust preferred securities (fair value: 2002 - $155,150; 2001 - $150,660)	144,422	144,557

Shareholders’ equity:
Preferred stock	0	0
Common stock	126,801	126,801
Additional paid-in capital	554,159	552,634
Accumulated other comprehensive income (loss)	168,704	(12,314)
Retained earnings	2,223,578	1,978,903
Treasury stock, at cost	(313,376)	(148,897)

Total shareholders’ equity	2,759,866	2,497,127

Total liabilities and shareholders’ equity	$12,168,596	$12,428,153

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited and in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenue:
Life premium	$307,275	$287,225	$912,156	$857,145
Health premium	251,068	252,217	768,143	758,735
Other premium	9,299	14,599	30,120	46,245

Total premium	567,642	554,041	1,710,419	1,662,125

Net investment income	130,581	123,422	386,859	366,973
Realized investment gains (losses)	16,911	8,567	(60,042)	19,399
Other income	691	660	1,743	1,989

Total revenue	715,825	686,690	2,038,979	2,050,486

Benefits and expenses:
Life policyholder benefits	202,271	188,106	608,616	565,748
Health policyholder benefits	166,158	166,091	506,648	495,495
Other policyholder benefits	9,206	8,839	25,340	27,479

Total policyholder benefits	377,635	363,036	1,140,604	1,088,722

Amortization of deferred acquisition costs	75,993	77,227	226,193	228,726
Commissions and premium taxes	41,554	41,326	125,777	121,996
Other operating expense	34,135	30,995	101,088	95,569
Amortization of goodwill	0	3,018	0	9,055
Interest expense	7,188	10,422	21,736	34,749

Total benefits and expenses	536,505	526,024	1,615,398	1,578,817

Income from continuing operations before income taxes, extraordinary item, and cumulative effect of change in accounting principle	179,320	160,666	423,581	471,669
Income taxes	(60,973)	(55,024)	(142,390)	(161,644)
Preferred securities dividends (net of tax)	(972)	(767)	(2,948)	(4,609)

Income from continuing operations before extraordinary item and cumulative effect of change in accounting principle	117,375	104,875	278,243	305,416
Loss from discontinued operations (net of applicable tax benefit of $1,766)	0	0	0	(3,280)

Income before extraordinary item and cumulative effect of change in accounting principle	117,375	104,875	278,243	302,136
Loss on redemption of debt (net of applicable tax benefit of $0, $571, $1, and $1,162, respectively)	0	(1,060)	(2)	(2,165)

Income before cumulative effect of change in accounting principle	117,375	103,815	278,241	299,971
Cumulative effect of change in accounting principle (net of applicable tax benefit of $14,315)	0	0	0	(26,584)

Net income	$117,375	$103,815	$278,241	$273,387

(Continued on following page)

TORCHMARK CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited and in thousands except per share data)
(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Basic earnings per share:
Income from continuing operations before extraordinary item and cumulative effect of change in accounting principle	$0.98	$0.84	$2.30	$2.43
Loss from discontinued operations (net of applicable tax benefit)	0.00	0.00	0.00	(0.02)

Income before extraordinary item and cumulative effect of change in accounting principle	0.98	0.84	2.30	2.41
Loss on redemption of debt (net of applicable tax benefit)	0.00	(0.01)	0.00	(0.02)

Income before cumulative effect of change in accounting principle	0.98	0.83	2.30	2.39
Cumulative effect of change in accounting principle (net of applicable tax benefit)	0.00	0.00	0.00	(0.21)

Net income	$0.98	$0.83	$2.30	$2.18

Basic weighted average shares outstanding	119,198	125,190	120,890	125,535

Diluted earnings per share:
Income from continuing operations before extraordinary item and cumulative effect of change in accounting principle	$0.98	$0.83	$2.29	$2.42
Loss from discontinued operations (net of applicable tax benefit)	0.00	0.00	0.00	(0.03)

Income before extraordinary item and cumulative effect of change in accounting principle	0.98	0.83	2.29	2.39
Loss on redemption of debt (net of applicable tax benefit)	0.00	(0.01)	0.00	(0.02)

Income before cumulative effect of change in accounting principle	0.98	0.82	2.29	2.37
Cumulative effect of change in accounting principle (net of applicable tax benefit)	0.00	0.00	0.00	(0.21)

Net income	$0.98	$0.82	$2.29	$2.16

Diluted weighted average shares outstanding	119,506	126,023	121,334	126,325

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income	$117,375	$103,815	$278,241	$273,387

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	228,896	170,275	220,894	266,121
Less: reclassification adjustment for gains (losses) on securities included in net income	(659)	(1,352)	78,010	(10,994)
Less: reclassification adjustment for change in accounting principle	0	0	0	40,899
Less: reclassification adjustment for amortization of discount and premium	(1,143)	(2,069)	(3,845)	(5,172)
Less: foreign exchange adjustment on securities marked to market	2,431	1,585	(361)	1,937

Unrealized gains (losses) on securities	229,525	168,439	294,698	292,791
Unrealized gains (losses) on other investments	(633)	484	527	33
Unrealized gains (losses) on deferred acquisition costs	(15,289)	(12,230)	(19,584)	(25,732)
Foreign exchange translation adjustments	(2,356)	(1,329)	1,809	(1,901)

Other comprehensive income (loss), before tax	211,247	155,364	277,450	265,191

Income tax benefit (expense) related to other comprehensive income (loss)	(74,721)	(54,784)	(96,432)	(93,420)

Other comprehensive income (loss)	136,526	100,580	181,018	171,771

Comprehensive income	$253,901	$204,395	$459,259	$445,158

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited and in thousands)

	Nine Months Ended September 30,

	2002	2001

Cash provided from operations	$513,852	$499,911

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale - sold	336,877	757,928
Fixed maturities available for sale - matured, called, and repaid	210,114	207,755
Other long-term investments	5,095	4,195

Total investments sold or matured	552,086	969,878

Investments acquired:
Fixed maturities	(938,332)	(1,191,841)
Other long-term investments	(28,521)	(9,247)

Total investments acquired	(966,853)	(1,201,088)

Net (increase) decrease in short-term investments	101,963	(52,813)
Disposition of properties	221	766
Additions to properties	(1,732)	(2,785)

Cash used for investment activities	(314,315)	(286,042)

Cash provided from (used for) financing activities:
Issuance of common stock	3,507	134,586
Additions to debt	0	9,658
Repayments of debt	(25,918)	(7,749)
Redemption of monthly income preferred securities	0	(90,000)
Acquisition of treasury stock	(169,109)	(228,058)
Cash dividends paid to shareholders	(32,832)	(33,953)
Net receipts (withdrawals) from deposit product operations	25,723	(23,899)

Cash used for financing activities	(198,629)	(239,415)

Net increase (decrease) in cash	908	(25,546)
Cash at beginning of year	3,714	35,089

Cash at end of period	$4,622	$9,543

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Accounting Policies

         The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at September 30, 2002, and the consolidated results of operations, comprehensive income and cash flow for the periods ended September 30, 2002 and 2001.

Note B – New Accounting Standards

         Effective January 1, 2002, Torchmark adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment method. Accordingly, Torchmark ceased amortizing goodwill in 2002, and continues to carry it at the December 31, 2001 balance of $378 million. Restatement of prior year results to exclude the amortization of goodwill is not permitted. Goodwill is subject to impairment testing upon implementation and annually thereafter based on the procedures outlined in SFAS 142.

         In accordance with SFAS No.142, Torchmark has tested goodwill as of December 31, 2001 for impairment. The test involved dividing the Company’s operations into “reporting units” as defined by the Statement. For Torchmark, these reporting units are subdivisions of Torchmark’s operating segments. Assets and liabilities were then assigned to these units. Each of these units was then valued under the procedures outlined in the Statement. The resulting “fair market values” for each unit were then compared with the underlying carrying values of the net assets assigned to that unit (including goodwill). Because the fair value of each unit exceeded the carrying values assigned to those units, there was no goodwill impairment.

Note C - Business Segments

         Torchmark’s segments are based on the insurance product lines it markets and administers: life insurance, health insurance, and annuities. There is also an investment segment, which manages the Company’s investment portfolio, debt, and cash flow. The

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)

measure of profitability for insurance segments is underwriting income before other income and administrative expenses. It represents the profit margin on insurance products before administrative expenses, and is calculated by deducting net policy obligations and acquisition expenses from premium revenue. The measure of profitability for the investment segment is excess investment income, which is the income earned on the investment portfolio in excess of net policy requirements and financing costs associated with Torchmark’s debt and preferred securities. Other income and the unallocated insurance administrative expense are classified in a separate “other” segment. The tables below set forth revenue (excluding realized investment gains and losses) and measures of profitability by segment, as well as provide reconciliations from the total measures of profitability to income before income taxes for the nine-month periods ended September 30, 2002 and September 30, 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)

Selected Segment Information
(Amounts in thousands)

	Nine months ended September 30, 2002

	Life	Health	Annuity	Investment	Other	Corporate & Adjustments	Consolidated

Revenue:
Premium	$912,156	$768,143	$30,120				$1,710,419
Net investment income				$389,683		$(2,824)	386,859
Other income					$3,101	(1,358)	1,743

Total revenue*	$912,156	$768,143	$30,120	$389,683	$3,101	$(4,182)	$2,099,021

Measure of profitability	$221,287	$127,336	$11,597	$219,678	$(89,932)	$(6,343)	$483,623

	Nine months ended September 30, 2001

	Life	Health	Annuity	Investment	Other	Corporate & Adjustments	Consolidated

Revenue:
Premium	$857,145	$758,735	$46,245				$1,662,125
Net investment income				$370,393		$(3,420)	366,973
Other income					$3,426	(1,437)	1,989

Total revenue*	$857,145	$758,735	$46,245	$370,393	$3,426	$(4,857)	$2,031,087

Measure of profitability	$210,060	$133,075	$19,511	$187,151	$(84,695)	$(3,777)	$461,325

*	Excludes realized investment gains (losses)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(UNAUDITED)

Reconciliation of Measure of Profitability to Income Before Income Taxes
(Amounts in thousands)

	For the nine months ended September 30,

	2002	2001

Total measure of profitablity	$483,623	$461,325
Goodwill amortization	0	(9,055)
Realized gains/(losses)	(60,042)	19,399

Income before income taxes**	$423,581	$471,669

**	Income from continuing operations before income taxes, extraordinary item, and cumulative effect of change in accounting principle

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

         Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond Torchmark’s control. If these estimates or assumptions prove to be incorrect, the actual results of Torchmark may differ materially from the forward-looking statements made on the basis of such estimates or assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, which may be national in scope, related to the insurance industry generally, or applicable to Torchmark specifically. Such events or developments could include, but are not necessarily limited to:

1)	Changing general economic conditions leading to unexpected changes in lapse rates and/or sales of Torchmark’s policies, as well as levels of mortality, morbidity, and utilization of healthcare services that differ from Torchmark’s assumptions;

2)	Regulatory developments, including changes in governmental regulations (particularly those impacting taxes and changes to the Federal Medicare program that would affect Medicare Supplement insurance) and regulatory inquiries regarding industrial life insurance;

3)	Market trends in the senior-aged health care industry that provide alternatives to traditional Medicare (such as Health Maintenance Organizations and other managed care or private plans) and that could affect the sales of traditional Medicare Supplement insurance;

4)	Interest rate changes that affect product sales and/or investment portfolio yield;

5)	General economic, industry sector or individual issuers’ financial conditions that may affect the current market value of securities owned by Torchmark, or that may impair issuers ability to pay interest due Torchmark on those securities.

6)	Changes in pricing competition;

7)	Litigation results;

8)	Levels of administrative and operational efficiencies that differ from Torchmark’s assumptions;

9)	The inability of Torchmark to obtain timely and appropriate premium rate increases for health insurance policies due to regulatory delay;

10)	The customer response to new products and marketing initiatives; and

11)	Reported amounts in the financial statements which are based on management’s estimates and judgments which may differ from the actual amounts ultimately realized.

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

         A reconciliation of net operating income to net income as reported in the income statement is as follows with per share data on a diluted basis:

Reconciliation of Net Operating Income to Net Income
(Dollar amounts in thousands, except for per share data)

	Nine months ended September 30,

	2002		2001

	Amount	Per Share	Amount	Per Share

Net operating income	$317,271	$2.61	$301,862	$2.39
Realized investment gains (losses), net of tax, from:
Investment sales	2,269	0.02	6,926	0.05
Writedown of fixed maturities	(53,648)	(0.44)	0	—
Valuation of interest rate swap agreements	12,351	0.10	5,683	0.05
Goodwill amortization	0	—	(9,055)	(0.07)
Discontinued energy operations, net of tax	0	—	(3,280)	(0.03)
Change in accounting principle, net of tax	0	—	(26,584)	(0.21)
Loss on redemption of debt, net of tax	(2)	—	(2,165)	(0.02)

Net income	$278,241	$2.29	$273,387	$2.16

         Torchmark adopted Financial Accounting Standards Board Statement No. 142 on accounting for goodwill as of January 1, 2002. This Statement no longer allows the amortization of goodwill but requires testing goodwill for impairment under the guidelines outlined by the Statement. No restatement of previous amortization of goodwill is permitted. For this reason, goodwill amortization is excluded from prior year net operating income for comparability.

         The loss on discontinued energy operations in 2001 was a one-time charge related to Torchmark’s energy activities disposed of in 1996. The charge resulted from the settlement of litigation, which was pending at the time of the disposition.

         Torchmark’s operating revenues, which exclude realized investment gains and losses, rose 3% to $2.10 billion in the first nine months of 2002 over the prior-year period. Total premium increased 3% to $1.71 billion and net investment income increased 5% to $387 million in 2002. Torchmark’s operating expenses as a percentage of operating revenues were 4.8% in the 2002 nine-month period, compared with 4.7% in the 2001 period. As a percentage of total premium, insurance administrative expenses were 5.4% for the first nine months of 2002, rising slightly from 5.3 % in the prior-year period.

         The following table is a summary of Torchmark’s net operating income by component. Insurance underwriting income is premium income less net policy obligations, commissions, acquisition expenses, and insurance administrative expenses plus other income. Excess investment income is tax-equivalent net investment income reduced by the interest credited to net policy liabilities and the financing cost of Torchmark’s debt and preferred securities.

Summary of Net Operating Income
(Dollar amounts in thousands)

	Nine months Ended September 30,		Increase

	2002	2001	Amount	%

Insurance underwriting income before other income and administrative expense:
Life	$221,287	$210,060	$11,227	5
Health	127,336	133,075	(5,739)	(4)
Annuity	11,597	19,511	(7,914)	(41)

Total	360,220	362,646	(2,426)	(1)

Other income	3,101	3,426	(325)	(9)
Administrative expense	(93,033)	(88,121)	(4,912)	6

Insurance underwriting income	270,288	277,951	(7,663)	(3)

Excess investment income	219,678	187,151	32,527	17
Corporate expense	(8,055)	(7,448)	(607)	8
Tax equivalency adjustment*	(2,824)	(3,420)	596	(17)

Pretax insurance net operating income	479,087	454,234	24,853	5

Income tax	(161,816)	(152,372)	(9,444)	6

Net operating income	$317,271	$301,862	$15,409	5

Net operating income per diluted share	$2.61	$2.39		9

*	The tax equivalency adjustment is the adjustment to the yield on tax-exempt securities to produce a yield equivalent to the pretax yield on taxable securities.

A discussion of Torchmark’s operations by segment follows.

         Life insurance. Torchmark’s life insurance premium income increased 6% to $912 million in the first nine months of 2002. The following table presents Torchmark’s life insurance premium and policy charges by distribution method.

Life Insurance
Premium by Distribution Method
(Dollar amounts in thousands)

	Nine months ended September 30,

	2002		2001		Increase

	Amount	% of Total	Amount	% of Total	Amount	%

Direct Response	$237,440	26	$217,520	25	$19,920	9
Liberty National Exclusive Agency	226,530	25	223,442	26	3,088	1
American Income Exclusive Agency	205,061	22	182,856	21	22,205	12
Military	110,076	12	98,770	12	11,306	11
United American Independent Agency	37,591	4	36,092	4	1,499	4
United American Branch Office Agency	14,710	2	14,550	2	160	1
Other	80,748	9	83,915	10	(3,167)	(4)

Total life premium	$912,156	100	$857,145	100	$55,011	6

         Annualized life premium in force was $1.33 billion, 7% higher than the $1.24 billion in force a year ago. Life insurance sales, in terms of annualized premium issued, were $251 million in the nine months of 2002, increasing 13% over 2001 nine-month sales of $221 million. The following table presents Torchmark’s life insurance sales and in force data by distribution method.

Life Insurance
Annualized Premium Sales and In Force by Distribution Method
(Dollar amounts in thousands)

	Sales				In Force

	Nine months Ended September 30,		Increase		At September 30,		Increase

	2002	2001	Amount	%	2002	2001	Amount	%

Direct Response	$91,436	$85,140	$6,296	7	$351,887	$318,663	$33,224	10
Liberty National
Exclusive Agency	42,430	41,177	1,253	3	318,468	314,384	4,084	1
American Income
Exclusive Agency	68,820	47,536	21,284	45	294,293	258,617	35,676	14
Military	17,621	16,325	1,296	8	154,718	138,230	16,488	12
UA Independent Agency	19,835	18,553	1,282	7	57,816	53,270	4,546	9
UA Branch Office Agency	4,765	3,751	1,014	27	21,742	21,354	388	2
Other Distribution	5,913	8,560	(2,647)	(31)	128,455	135,366	(6,911)	(5)

Total	$250,820	$221,042	$29,778	13	$1,327,379	$1,239,884	$87,495	7

         Torchmark’s Direct Response operation is conducted through direct mail, co-op mailings and television, and direct mail solicitations endorsed by groups, unions and associations. The Direct Response group additionally provides support to other Torchmark marketing agencies through sales leads. Direct Response’s life premium of $237 million represented 26% of Torchmark’s total life premium, the largest percentage contribution of any Torchmark distribution system. Direct Response life premium increased 9% over the prior-year period. Direct Response life insurance sales rose 7% from $85 million to $91 million in the 2002 nine months and rose 25% in the third quarter-over-quarter comparisons. Annualized premium in force rose 10% over the past twelve months to $352 million at September 30, 2002.

         The Liberty National Agency markets to middle-income customers in the Southeastern United States. It represented 25% of Torchmark’s life premium in the 2002 nine months, the second largest percentage of any distribution system. Life premium was $227 million, increasing 1% or $4 million over the nine months of 2001. Life insurance sales grew 3% to $42 million of annualized life premium issued. Annualized life premium in force was $318 million at September 30, 2002, increasing 1% over the prior year.

         The American Income Agency markets to members of labor unions, credit unions, and other associations. This agency produced premium income of $205 million, an increase of 12% over the nine months of 2001. American Income life premium represented 22% of total Torchmark life premium. Life sales for this agency rose 45% in the 2002 nine-

month period to $69 million, the strongest growth in sales of any Torchmark life agency in both dollar amount and percentage. Growth in sales of the American Income Agency was largely attributable to the growth in the number of agents, which rose 16% over the prior year to 1,967 at September 30, 2002. Annualized life premium in force was $294 million at September 30, 2002, up 14% compared with a year ago.

         Torchmark’s Military Agency is an independent agency comprised of former military officers who sell exclusively to military officers and their families. Life premium in the Military Agency rose 11% in the 2002 nine months to $110 million. Sales in the Military Agency were $18 million in the first nine months of 2002, rising 8%. This agency had 12% growth in annualized life premium in force totalling $155 million at September 30, 2002.

         Torchmark’s Other Distribution systems offering life insurance include United Investors and various minor distribution channels. The Other Distribution group contributed $81 million of life premium to Torchmark, a decline of 4%. Other Distribution sales declined 31% to $5.9 million and annualized premium in force was down 5% to $128 million. These declines were primarily the result of the termination of United Investors’ sales agreement with Waddell & Reed.

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	Nine months ended September 30,

	2002		2001		Increase

	Amount	% to Total	Amount	% to Total	Amount	%

Premium and policy charges	$912,156	100	$857,145	100	$55,011	6
Net policy obligations	400,602	44	369,464	43	31,138	8
Commissions and acquisition expense	290,267	32	277,621	32	12,646	5

Insurance underwriting income before other income and administrative expense	$221,287	24	$210,060	25	$11,227	5

         Life insurance underwriting income before insurance administrative expenses was $221 million in the first nine months of 2002, increasing 5% over the same period of 2001. As a percentage of life premium, underwriting income declined slightly (24.5% to 24.3%) from the prior-year period as there was a slight increase in mortality in 2002.

         Health insurance. Health insurance premium income grew 1% from $759 million in the first nine months of 2001 to $768 million in the same period of 2002. The table below is an analysis of Torchmark’s health premium by distribution method.

Health Insurance
Premium by Distribution Method
(Dollar amounts in thousands)

	Nine months ended September 30,

	2002		2001		Increase

	Amount	% to Total	Amount	% to Total	Amount	%

United American Independent Agency	$352,523	46	$350,505	46	$2,018	1
United American Branch Office Agency	240,888	31	241,038	32	(150)	0
Liberty National Exclusive Agency	119,592	16	116,552	15	3,040	3
American Income Exclusive Agency	38,795	5	37,258	5	1,537	4
Direct Response	16,345	2	13,382	2	2,963	22

Total health premium	$768,143	100	$758,735	100	$9,408	1

         The table below is a presentation of health insurance sales and in force data.

Health Insurance
Annualized Premium Sales and In Force By Distribution Method
(Dollar amounts in thousands)

	Sales				In Force

	Nine months Ended September 30,		Increase		At September 30,		Increase

	2002	2001	Amount	%	2002	2001	Amount	%

UA Independent Agency	$70,668	$53,045	$17,623	33	$474,870	$475,665	$(795)	0
UA Branch Office Agency	55,199	86,358	(31,159)	(36)	320,747	338,688	(17,941)	(5)
Liberty Exclusive Agency	9,248	7,737	1,511	20	169,769	167,877	1,892	1
AI Exclusive Agency	8,539	7,426	1,113	15	49,863	48,344	1,519	3
Direct Response	6,315	2,396	3,919	164	23,075	18,424	4,651	25

Total	$149,969	$156,962	$(6,993)	(4)	$1,038,324	$1,048,998	$(10,674)	(1)

         Annualized health insurance premium in force was $1.04 billion at September 30, 2002, a decline of 1% from a year ago. Sales of health insurance, as measured by annualized premium issued, declined 4% to $150 million during the nine months of 2002 as compared with the year-ago period. The decline in health sales moderated during the third quarter of 2002 from the 22% and 10% declines in the first and second quarters of 2002, respectively, in year-over-year quarterly comparisons. Third quarter 2002 health sales rose 9% over the prior year quarter to $47 million.

         Medicare Supplement sales, which represented 52% of Torchmark’s total 2002 health sales, declined 35% in the first nine months of 2002. These sales were $78 million in the 2002 nine months compared with $119 million in the 2001 period. United American Independent and Branch Office Agencies sell Torchmark’s Medicare Supplement products. The decline in Medicare Supplement sales was primarily the result of the decline in the number of agents in the Branch Office Agencies as well as agent adjustment to premium rate increases implemented in recent quarters. Increased competition from other carriers has also been a factor, as these companies have been slower to implement needed rate increases.

         As a result of the decline in Medicare Supplement sales in 2002, annualized Medicare Supplement premium in force declined 5%. Annualized Medicare Supplement premium in force was $728 million at September 30, 2002, compared with $766 million a year earlier. Medicare Supplement represented 70% of Torchmark’s total health premium in force at September 30, 2002.

         Cancer sales, produced primarily by the Liberty National Agency, were $8.6 million in the 2002 nine months, rising 8% over the prior-year period. Cancer annualized premium in force was $176 million, compared with $174 million a year earlier. Cancer business represented 17% of Torchmark’s annualized health premium in force at September 30, 2002. Other health product sales, consisting primarily of accident and limited-benefit hospital and surgical policies, more than doubled to $64 million in the 2002 period. Sales were $30 million in the prior-year nine months. Other health annualized premium in force increased 24% to $134 million.

         The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Nine months ended September 30,

	2002		2001		Increase

	Amount	% of Total	Amount	% of Total	Amount	%

Premium and policy charges	$768,143	100	$758,735	100	$9,408	1
Net policy obligations	495,273	64	484,255	63	11,018	2
Commissions and acquisition expense	145,534	19	141,405	19	4,129	3

Insurance underwriting income before other income and administrative expenses	$127,336	17	$133,075	18	$(5,739)	(4)

         Underwriting margins for health insurance declined 4% to $127 million in the 2002 nine-month period from the prior-year period. As a percentage of health premium, underwriting margins declined from 18% in 2001 to 17% in 2002. Approximately half of the health margin decline occurred in the United American Branch Office operation where in previous years non-commission expenses had grown to support a larger sales force than the current number of agents. While the Company has endeavored to reduce these expenses to a level appropriate for the current lower number of agents, these expenses have declined slower than the decline in sales over the past year. In addition, the negative impact on persistency from rate increases and loss of agents has resulted in higher amortization of acquisition expenses per dollar of premium revenue compared to the year ago period. The other half of the health margin decline results from the continuing margin pressure from increasing medical cost inflation on a closed block of Liberty National cancer policies.

         Annuities. The following table presents collection and deposit balance information about Torchmark’s annuities.

Annuities
Collections and Deposit Balances
(Dollar amounts in thousands)

	Collections				Deposit Balances

	Nine Months Ended September 30,		Increase (Decrease)		At September 30,		Increase (Decrease)

	2002	2001	Amount	%	2002	2001	Amount	%

Fixed	$44,597	$25,169	$19,428	77	$616,170	$618,959	$(2,789)	0
Variable	20,425	105,257	(84,832)	(81)	1,567,083	2,241,994	(674,911)	(30)

Total	$65,022	$130,426	$(65,404)	(50)	$2,183,253	$2,860,953	$(677,700)	(24)

         Torchmark sells fixed and variable annuities. Fixed annuity collections were $45 million in the first nine months of 2002, an increase of 77% from $25 million collected in the prior-year period. Fixed annuities on deposit with Torchmark declined slightly to $616 million from $619 million one year ago. The fixed annuity balance increased 1% from $610 million at year-end 2001. Collections of variable annuities were $20 million in the first nine months of 2002, declining 81% from variable collections of $105 million in the same period of 2001. The variable annuity balance was $1.6 billion at September 30, 2002, $2.4 billion at December 31, 2001, and $2.2 billion one year ago. The 30% decline in the variable annuity balance during the prior twelve months was primarily the result of (1) the significant decline in the market value of deposit balances during the prior twelve months, reflective of general equity market declines, and (2) the termination of Torchmark’s marketing agreement with the Waddell & Reed sales force, Torchmark’s primary distributor of variable annuity products. In addition to the loss of sales, Waddell & Reed has also engaged in replacing Torchmark’s variable annuity products with those of a competitor. The decline in account balances was due to the Waddell & Reed policy replacement activity and the performance of the equity markets.

         On March 19, 2002, an Alabama jury awarded to Torchmark’s subsidiary, United Investors, $50 million compensatory damages against Waddell & Reed. The dispute arose regarding certain compensation on United Investors’ in-force block of variable annuities and alleged a scheme by Waddell & Reed to improperly replace United Investors’ variable annuities with those of another company. On June 25, 2002, an order was issued by the Jefferson County Alabama Circuit Court entering the jury verdict. Interest on the $50 million award will accrue at an annual rate of 12% from June 25, 2002 until the date paid. Waddell & Reed has appealed the Circuit Court’s decision to the Alabama Supreme Court. In October 2002, the Alabama Supreme Court affirmed the dismissal of counterclaims against Torchmark and an individual defendant but Waddell & Reed's appeal from the jury verdict and trial court judgment remains pending. United Investors will not record the award or the related accrued interest as income until it is received, which will not occur until all appeals are completed. In addition, United Investors’ request for injunctive relief to prohibit future improper policy replacements by Waddell & Reed was denied by the Circuit Court, which specified that United Investors has the right to bring additional litigation against Waddell & Reed.

         Torchmark is currently marketing its variable annuities through other distributors. However, it does not expect to emphasize the growth of this product line in the future.

         The following table presents underwriting margin results for Torchmark’s annuities.

Annuities
Summary of Results
(Dollar amounts in thousands)

	Nine months Ended September 30		Increase

	2002	2001	Amount	%

Policy charges	$30,120	$46,245	$(16,125)	(35)
Net policy obligations	(2,499)	(4,765)	2,266	(48)
Commissions and acquisition expense	21,022	31,499	(10,477)	(33)

Insurance underwriting income before other income and administrative expenses	$11,597	$19,511	$(7,914)	(41)

         Policy charges are assessed against the annuity account balance periodically for insurance risk, sales, administration, and cash surrender. Policy charges for annuities declined 35% in the first nine months of 2002 to $30.1 million, primarily as a result of the decline in annuity account balances compared with the prior year. Annuity underwriting income decreased 41% in the 2002 nine months to $11.6 million from $19.5 million in the 2001 period, primarily because of the decline in policy charges. Net policy obligations also increased due to guaranteed minimum death benefits increasing by $1.0 million to $2.5 million for the nine months of 2002. This increase is due in part to the decline in the equity markets, but is also due to a higher than normal number of claims involving guaranteed benefits in the third quarter of 2002.

         Investment. Approximately 93% of Torchmark’s investments are in a diversified fixed-maturity portfolio. At September 30, 2002, fixed maturities had a market value of $7.07 billion, $292 million higher than their amortized cost of $6.78 billion. An analysis of Torchmark’s fixed-maturity portfolio by component at September 30, 2002 is as follows.

Fixed Maturities by Component
(Dollar amounts in millions)

	Amortized Cost	%	Market Value	%

U. S. Government	$99	1.5	$106	1.5
GNMA	132	2.0	144	2.0
Other Mortgage Backed	124	1.8	138	2.0
Municipals	159	2.3	170	2.4
Corporates:
Electric, Gas, Sanitary Services	1,116	16.5	1,136	16.1
Depository Institutions	1,078	15.9	1,171	16.6
Insurance Carriers	751	11.1	755	10.7
Telecommunications	371	5.5	356	5.0
Nondepository Credit Institutions	341	5.0	365	5.2
Food & Kindred Products	230	3.4	259	3.7
Transportation Equipment	226	3.3	237	3.4
Chemicals & Allied Products	232	3.4	255	3.6
Other Corporates*	1,862	27.5	1,917	27.0
All Other Fixed Maturities	54	0.8	59	0.8

Total Fixed Maturities	$6,775	100.0	$7,068	100.0

*	No sector represented more than 2% of the total portfolio

         An analysis by quality rating at September 30, 2002 is as follows.

Fixed Maturities by Rating*
(Dollar amounts in millions)

	Amortized Cost	%	Market Value	%

AAA	$485	7.2	$529	7.5
AA	381	5.6	425	6.0
A	3,177	46.8	3,442	48.7
BBB	2,062	30.4	2,137	30.2
BB	378	5.6	309	4.4
B	200	3.0	154	2.2
Below B	81	1.2	61	0.9
Not Rated	11	0.2	11	0.1

	$6,775	100.0	$7,068	100.0

*	Rating based on Bloomberg composite

The portfolio has an average quality rating of “A-.” Approximately 90% of the portfolio at amortized cost was considered investment grade.

         The following table summarizes Torchmark’s investment income and excess investment income.

Excess Investment Income
(Dollars in thousands)

	Nine months Ended September 30,		Increase

	2002	2001	Amount	%

Net investment income	$386,859	$366,973	$19,886	5
Tax equivalency adjustment	2,824	3,420	(596)	(17)

Tax equivalent investment income	389,683	370,393	19,290	5

Required interest on net insurance policy liabilities	(143,733)	(141,402)	(2,331)	2
Financing costs
Debt	(34,700)	(34,749)	49	0
Trust Preferred/MIPS	(8,738)	(11,601)	2,863	(25)
Interest rate swaps	17,166	4,510	12,656	281

Total financing costs	(26,272)	(41,840)	15,568	(37)

Excess investment income	$219,678	$187,151	$32,527	17

Excess investment income per share	$1.81	$1.48	$0.33	22

         Tax-equivalent net investment income increased 5% to $390 million in the first nine months of 2002, compared with $370 million during the same 2001 period. The increase was primarily the result of the 5% growth in the investment portfolio (based on average invested assets), but was partially offset by the loss of interest income on certain bonds in default that were written down earlier in 2002. Average invested assets, which include fixed maturities at amortized cost, were $7.3 billion in the 2002 first nine months, compared with $6.9 billion in the 2001 period. The $373 million increase in average invested assets over the prior-year period was achieved even though Torchmark used $244 million to repurchase Torchmark shares under its share repurchase program and wrote certain fixed maturities down by $59 million (after tax) during the prior twelve months.

         Excess investment income is tax-equivalent net investment income reduced by the interest credited to net insurance policy liabilities and less Torchmark’s financing costs. Financing costs include interest on debt, the pretax dividends on Torchmark’s preferred securities, and the difference between the fixed-rate and floating-rate payments on Torchmark’s swap instruments. Excess investment income for the 2002 nine-month period rose 17% to $220 million from $187 million for the same period of 2001. Financing costs declined 37% to $26 million in the 2002 period as a result of the lower borrowing costs from the refinancing of the MIPS in 2001, lower short-term interest rates in the 2002 nine-month period compared with a year ago, and the favorable effect of lower variable rates on Torchmark’s swap instruments. Because significant cash flow has been used to purchase Torchmark stock, management believes excess investment income should be considered on a per-share basis. Excess investment income per share rose 22% in the 2002 period to $1.81 from $1.48.

         During the first nine months of 2002, Torchmark continued to emphasize the purchase of investment grade fixed maturity bonds with a diversity of issuers and industry sectors. Purchases of fixed maturities totaled $868 million and had an average yield of 7.41%, equivalent to an effective annual yield of 7.55%. For the comparable 2001 period, fixed maturity acquisitions totaled $1.2 billion and had average and effective yields of 7.48% and 7.62%, respectively. Purchases during the 2001 period were higher due to tax-motivated sales during that period. The average life of 2002 purchases was 12.7 years, compared with an average of 11.3 years for the comparable 2001 period. Both yield and average life calculations on new purchases are based on the maturity date, or for callable bonds the call or maturity date whichever produces the lowest yield, i.e. “yield to worst.” Because net insurance policy liabilities are long term and, for all practical purposes, have a fixed crediting rate of about 6%, Torchmark is less challenged to match assets and liabilities than are many other insurance companies, especially those that primarily sell asset accumulation products. As a result, Torchmark can lengthen or shorten the maturity of acquisitions depending on yields available in the market place. However, once acceptable returns are achieved, the maturity of each purchase is generally kept as short as possible.

         As mentioned previously, Torchmark’s $6.8 billion fixed maturity portfolio had an unrealized gain at market of $292 million. At the end of the third quarter last year, the $6.4 billion portfolio had an unrealized gain of $57 million. At year-end 2001, the $6.5 billion portfolio had an unrealized loss of $2 million. The improvement in market valuation of the portfolio resulted principally from the continued reduction during the period in interest rates and in yields on competing assets, but also from the second quarter 2002 writedown to market of several impaired securities.

         Torchmark calculates the average life of the fixed maturity portfolio two ways: (1) based on the same date used to calculate the yield, which is the “worst call” date for callable bonds and the maturity date for all other bonds, and (2) based on the maturity date of all bonds, whether callable or not. The average lives of the portfolio using these methods were as follows:

	Average Life (Years)

	To Worst Call	To Maturity

September 30, 2002	9.4	13.3
September 30, 2001	9.8	12.6

Compared to 2001, the average life of the portfolio declined on the worst call basis, but increased on the maturity basis. This occurred because the percentage of callable bonds with long maturities has increased in 2002. As measured by effective duration, a measure of the price sensitivity of a fixed income security to a particular change in interest rates, the fixed maturity portfolio had an effective duration of 5.4 years at the end of the September 2002 quarter, as contrasted with 6.3 years at the end of the third quarter 2001.

Financial Condition

         Liquidity. Torchmark’s liquidity is demonstrated by strong positive cash flow, a portfolio of marketable investments, and the availability of a line of credit facility. Torchmark’s insurance operations ordinarily generate cash flows well in excess of immediate requirements. Torchmark’s net cash inflows from operations were $514 million in the first nine months of 2002, compared with $500 million in the same period of 2001. Cash flow for the 2001 period benefited from: (1) $51 million of tax payments that were deferred to the fourth quarter due to the September 11 attack, and (2) $32 million of refunds of prior-year taxes and other tax benefits. In addition to cash flows from operations, Torchmark received $210 million in investment maturities or repayments during the first nine months of 2002.

         Torchmark’s cash and short-term investments were $37 million at September 30, 2002, compared with $138 million of these assets at December 31, 2001 and $163 million at the end of September, 2001. In addition to these liquid assets, Torchmark’s entire portfolio of fixed-income and equity securities, in the approximate amount of $7.1 billion at market value on September 30, 2002, is available for sale should any need arise.

         Torchmark has in place a line of credit facility with a group of lenders that allows unsecured borrowings and stand-by letters of credit up to $625 million. The facility consists of two parts: a $325 million 364-day tranche maturing November 29, 2002 and a $300 million five-year tranche maturing November 30, 2006. The company has the ability to request up to $200 million in letters of credit to be issued against the $300 million five-year tranche. Under either tranche, interest is charged at variable rates. The line of credit is further designated as a back-up credit line for a commercial paper program not to exceed $600 million, where Torchmark may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million. Commercial paper borrowings and letters of credit on a combined basis may not exceed $625 million. At September 30, 2002, Torchmark had $178 million face amount of commercial paper outstanding, $161 million letters of credit issued, and there were no borrowings under the line of credit. A facility fee is charged on the entire $625 million facility. The facility has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreements, Torchmark is subject to certain covenants regarding capitalization and interest coverage. At September 30, 2002, Torchmark was in full compliance with these covenants. Torchmark intends to renew the $325 million 364-day tranche for another year with approximately the same terms.

         Capital resources. Torchmark’s total debt outstanding was $730 million at September 30, 2002, compared with $740 million at December 31, 2001 and $698 million at September 30, 2001. Long-term debt was $552 million at September 30, 2002. The carrying value of Torchmark’s 6.25% Senior Note is adjusted each period to reflect the change in market value of a swap instrument which hedges the value of the note. Excluding this adjustment, long-term debt was $536 million at September 30, 2002 and

December 31, 2001, and $359 million at September 30, 2001. During the nine months of 2002, Torchmark acquired $74 thousand carrying value ($75 thousand par value) of its 7 7/8% Senior Notes at a cost of $76 thousand on the open market. These purchases resulted in an after-tax loss of $2 thousand.

         Debt as a percentage of total capitalization was 21.1% at September 30, 2002, treating the Preferred Securities as equity and including the fixed maturity portfolio at amortized cost. The debt to capitalization ratio was 21.9% at year-end 2001 and 21.1% at September 30, 2001. If the Preferred Securities were counted as debt, the debt to capitalization ratio would be 25.3% at September 30, 2002, compared with 26.2% at year-end 2001 and 24.3% one year ago. Interest coverage was 20.5 times for the first nine months of 2002, compared with 14.6 times for the same period of 2001. Excluding realized gains and losses, interest coverage would have been 23.2 in 2002 and 14.0 in 2001.

         Torchmark acquired 4.5 million of its outstanding common shares on the open market at a cost of $169 million during the first nine months of 2002 under its share repurchase program. Torchmark will continue to consider repurchasing its outstanding common shares when financial markets are favorable.

         Torchmark’s shareholders’ equity was $2.76 billion at September 30, 2002, compared with $2.50 billion at the prior year end and $2.54 billion one year ago. The following table presents Torchmark book value per share information.

Book Value per Share

	September 30, 2002	December 31, 2001	September 30, 2001

Per Diluted Share:
GAAP	$23.23	$20.24	$20.23
GAAP, excluding FAS 115*	21.73	20.25	19.95

Per Actual Share:
GAAP	$23.28	$20.32	$20.31
GAAP, excluding FAS 115*	21.78	20.32	20.03

Diluted shares	118,812	123,354	125,345
Actual shares	118,557	122,888	124,835

*	Under FAS 115, the fixed-maturity portfolio is carried at market. Excluding FAS 115, book value per share has the fixed-maturity portfolio recorded at its amortized cost.

The year-over-year growth in adjusted book value per diluted share was 9%, and was achieved during a twelve-month period in which $244 million in share buybacks were made under Torchmark’s share repurchase program and a writedown in the amount of $59 million after-tax was taken on investment securities.

         The annualized return on common equity, or net operating income from continuing operations as a percentage of average equity excluding the effects of interest rate fluctuations on securities, was 16.7% for the first nine months of 2002. Return on equity for the same period in 2001 was 16.6% (after restating to exclude the amortization of goodwill in 2001).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

         There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended September 30, 2002.

Item 4.	Controls and Procedures

         Torchmark, under the direction of the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by Torchmark in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to Torchmark’s management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

         Within 90 days prior to the filing of this Form 10-Q, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included in this Form 10-Q.

         As of the date of this Form 10-Q, there have not been any significant changes in Torchmark’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. No significant deficiencies or material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

         Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark’s subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a defendant. In 1999, Alabama enacted legislation limiting punitive damages in non-physical injury cases to the greater of $500,000 or three times compensatory damages. Since this legislation has not undergone scrutiny by appellate courts regarding its constitutionality and a jury’s discretion regarding the amount of compensatory damages (including mental anguish) awarded in any given case is not precisely defined, the effect of this legislation on Torchmark’s litigation remains unclear. Additionally, it should be noted that Torchmark subsidiaries actively market insurance in the State of Mississippi, a jurisdiction which is recognized nationally for large punitive damage verdicts. Bespeaking caution is the fact that the likelihood or extent of a punitive damage award in any given case is currently impossible to predict. As of September 30, 2002, Liberty was a party to approximately 84 active lawsuits (including 8 employment related cases and excluding interpleaders and stayed cases), 62 of which were Alabama proceedings and 7 of which were Mississippi proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

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

         It has been previously reported that purported class action litigation was filed against Torchmark’s subsidiary, American Income Life Insurance Company and certain of its employee benefit plans (Peet, et al v. American Income Life Insurance Company, et al, Case No. C-99-2283) on May 18, 1999 in the U.S. District Court for the Northern District of California, which was subsequently transferred to the U.S. District Court for the Western District of Texas. Plaintiffs, individually and on behalf of all current and former public relations representatives of American Income, asserted that they had been improperly classified as independent contractors rather than employees and thus denied participation in certain of American Income’s employee benefit plans. The lawsuit alleged breach of fiduciary duty and wrongful denial of access to plan documents and other information under the Employee Retirement Income Security Act. Declaratory and injunctive relief together with restitution, disgorgement and statutory penalties were sought. On September 12, 2000, the District Court granted the defendants’ motions for partial summary judgment and denied plaintiffs’ motion for class certification with leave to renew plaintiffs’ class certification motion if they provided the Court with information regarding additional benefit plans from which they had been improperly excluded. Subsequently, in September 2000, plaintiffs submitted additional information to the Court alleging additional benefit plans from which plaintiffs had allegedly been improperly excluded, and plaintiffs also filed a motion for reconsideration of the order granting defendants’ motion for summary judgment with respect to American Income’s defined benefit plan. The Court denied plaintiffs’ motion for reconsideration and in September, 2001 entered a final judgment for American Income. Plaintiffs filed an appeal in Peet with the United Circuit Court of Appeals for the Fifth Circuit. Oral arguments in the appeal were heard by the Fifth Circuit Court on August 5, 2002 and on August 12, 2002, the Fifth Circuit Court affirmed the final judgment for American Income.

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

         There are a total of 16 race-distinct mortality cases pending in the U.S. District Court for the Northern District of Alabama (with two of such cases having been originally filed in the U.S. District Court for the Northern District of Georgia), including Sunday v. Liberty National Life Insurance Company, Case No. CV02-BE-0639-S), in which approximately 460 individuals assert that they had discriminatory insurance policies with Liberty. The Baldwin and Edwards cases remain pending in Alabama Circuit Courts. Plaintiffs’ attorneys are actively advertising for additional plaintiffs to join these suits or file additional suits.

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

         On June 25, 2002, the Jefferson County Circuit Court entered an order in UILIC’s Alabama State Court litigation granting a declaratory judgment for UILIC against W&R. The Circuit Court refused to set aside or reduce the $50,000,000 compensatory damage verdict awarded against W&R by the trial jury in the original litigation. The Circuit Court’s order stated that there was no valid and binding contractual or other obligation requiring UILIC to pay certain additional compensation that W&R had sought in connection with UILIC’s in-force block of variable annuity business for which W&R had formerly been the distributor. Escrowed funds for the commissions owed by W&R to UILIC were ordered to be released to UILIC. The Circuit Court also denied W&R’s motions to set aside the jury’s verdict or to order a new trial and denied UILIC’s motion for additional injunctive relief to prohibit future replacements of UILIC policies by W&R since UILIC has an adequate remedy at law through additional litigation against W&R.

         On July 25, 2002, W&R filed notice of appeal to the Alabama Supreme Court of the Jefferson County Circuit Court’s order, which notice of appeal was supplemented on July 31, 2002 and the record of the same was certified to the Alabama Supreme Court in September, 2002. On October 25, 2002, the Alabama Supreme Court affirmed the trial court’s judgment dismissing with prejudice all of W&R’s third party counterclaims against Torchmark and R.K. Richey. W&R’s appeal from the jury verdict and trial court judgment against W&R on United Investors’ claims remains pending at this time.

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

         On October 3, 2002, the Circuit Court entered an order granting motions for summary judgment in favor of all defendants in Bomar. The Circuit Court stated in its order that demand on the Torchmark Board of Directors by the plaintiff was not excused, that a majority of the Board and all members of the Special Litigation Committee were independent and disinterested, that the Special Litigation Committee conducted its investigation thoroughly and in good faith, that the Special Litigation Committee’s findings and conclusion that the Bomar action should be dismissed and that the real estate transaction in question was well within the scope of the business judgment rule was correct and such findings were adopted by the Circuit Court and that the Special Litigation Committee’s conclusion that the transaction “was entirely fair to Torchmark” was fully supported by the record and the law.

         On January 22, 2002, purported class action litigation was filed against Liberty and Torchmark in the Circuit Court of Choctaw County, Alabama on behalf of all persons who currently or in the past were insured under Liberty cancer policies which are no longer marketed regardless of whether such policies remain in force or have lapsed (Roberts v. Liberty National Life Insurance Company, Case No. CV-2002-009-B). Plaintiffs in this action purchased guaranteed renewable cancer policies wherein Liberty reserved the right to change premium rates. They allege that Liberty ceased marketing certain cancer policies -”closed” the block of business-, capping the potential pool of insureds and leading to increased premiums to the remaining insureds. They further allege that in instituting premium increases on cancer policies after the Robertson v. Liberty National Life Insurance Company class action settlement, Liberty misrepresented the reasons for such premium increases. This action asserts claims for breach of contract in implementing premium rate increases on a basis other than that set out in the policies, misrepresentation regarding the premium increases, fraud and suppression concerning the closed block of business and unjust enrichment. Unspecified compensatory and punitive damages, attorneys fees, costs and interest are sought by plaintiffs. Defendants filed a motion to dismiss or, in the alternative, for summary judgment on March 29, 2002 with the Circuit Court. A hearing on this motion was held on October 23, 2002.

         On September 12, 2002, a trial court jury in Chambers County, Alabama Circuit Court returned a $3.2 million verdict against Liberty in Ingram v. Liberty National Life Insurance Company (Civil Action No. CV-96-62). This case, originally filed in March 1996, alleged that the plaintiff purchased an interest-sensitive life insurance policy from Liberty based upon agent representations that premiums on the policy would be due for ten years and thereafter it would have paid-up policy status. Plaintiff asserted fraud, misrepresentation of material facts, suppression, deceit, fraudulent deceit, wanton or intentional conduct, civil conspiracy, wanton hiring, retention, supervision of agents, bad faith, and conversion since the policy did not reach paid-up status at the end of the ten years of premium payments. The plaintiff had sought a declaratory judgment and compensatory and punitive damages in the Circuit Court. Liberty will pursue all available post judgment motions and appellate relief.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

(11)	Statement re computation of per share earnings
(99)(a)	Certification of Periodic Report by C.B. Hudson
(99)(b)	Certification of Periodic Report by Gary L. Coleman

(b) Reports on Form 8-K

A Form 8-K dated August 13, 2002 was filed in the third quarter of 2002 containing the sworn statements of Torchmark Corporation’s Principal Executive Officer and Principal Financial Officer pursuant to Section 21(a)(1) of the Securities Exchange Act. No financial statements were filed as part of the Form 8-K.

SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION
Date: November 11, 2002	/s/ C. B. HUDSON

C. B. Hudson, Chairman of the Board and Chief Executive Officer

Date: November 11, 2002	/s/ GARY L. COLEMAN

Gary L. Coleman, Executive Vice President and Chief Financial Officer (Chief Accounting Officer)

CERTIFICATIONS

I, C. B. Hudson, Chairman and Chief Executive Officer of Torchmark Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Torchmark Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ C.B. HUDSON

CB Hudson Chairman and Chief Executive Officer

I, Gary L. Coleman, Executive Vice President and Chief Financial Officer of Torchmark Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Torchmark Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ GARY L. COLEMAN

Gary L. Coleman Executive Vice President and Chief Financial Officer