Form 10-K
period 2002-12-31
TORCHMARK CORP
filed 2003-03-24
CIK 320335

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

Commission file number

December 31, 2002

1-8052

TORCHMARK CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware

63-0780404

(STATE OR OTHER JURISDICTION OF

(I.R.S. EMPLOYER

INCORPORATION OR ORGANIZATION)

IDENTIFICATION NO.)

2001 Third Ave. South, Birmingham, AL

35233

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(ZIP CODE)

Registrant’s telephone number, including area code:

(205) 325-4200

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	CUSIP NUMBER:	NAME OF EACH EXCHANGE ON WHICH REGISTERED:

Common Stock, $1.00 Par Value	891027104	New York Stock Exchange The International Stock Exchange, London, England
7 3/4% Trust Preferred Securities	89102Q201	New York Stock Exchange
7 3/4% Trust Preferred Securities	89102T205	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Securities reported pursuant to Section 15(d) of the Act:

TITLE OF EACH CLASS:	CUSIP NUMBER:
6 1/4% Senior Notes due 2006	891027 AL 8
8 1/4% Senior Debentures due 2009	891027 AE 4
7 7/8% Notes due 2023	891027 AF 1
7 3/8% Notes due 2013	891027 AG 9

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  ☒        NO  ☐

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (§229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT)

YES  ☒        NO  ☐

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT $4,379,405,993

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK, AS OF

FEBRUARY 28, 2003:    116,931,462

DOCUMENTS INCORPORATED BY REFERENCE

PROXY STATEMENT FOR ANNUAL MEETING OF STOCKHOLDERS TO BE HELD APRIL 24, 2003, PART III

INDEX OF EXHIBITS (PAGES 93 through 96)

TOTAL NUMBER OF PAGES INCLUDED ARE 105

PART 1

Item 1.  Business

Torchmark Corporation (Torchmark), an insurance holding company, was incorporated in Delaware in 1979, as Liberty National Insurance Holding Company and was renamed Torchmark Corporation in 1982. Its primary subsidiaries are American Income Life Insurance Company (American Income), Liberty National Life Insurance Company (Liberty), Globe Life And Accident Insurance Company (Globe), United American Insurance Company (United American), and United Investors Life Insurance Company (United Investors).

Torchmark’s website is: www.torchmarkcorp.com. Torchmark makes available free of charge through its website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission.

The following table presents Torchmark’s business by primary distribution method:

Primary Distribution Method	Company	Products	Distribution

Direct Response	Globe Life And Accident Insurance Company Oklahoma City, Oklahoma	Individual life and supplemental health insurance including juvenile and senior life coverage and Medicare Supplement.	Direct response, mail, television, magazine; nationwide.

Liberty National Exclusive Agency	Liberty National Life Insurance Company Birmingham, Alabama	Individual life and supplemental health insurance.	2,203 full-time sales representatives; 111 district offices in the Southeastern U.S.

American Income Exclusive Agency	American Income Life Insurance Company Waco, Texas	Individual life and supplemental health insurance to union and credit union members and other associations.	1,975 agents in the U.S., Canada, and New Zealand.

United Investors Agency	United Investors Life Insurance Company Birmingham, Alabama	Individual life insurance and annuities.	Independent Agency.

Military	Liberty National Life Insurance Company Birmingham, Alabama Globe Life And Accident Insurance Company Oklahoma City, Oklahoma	Individual life insurance.	Independent Agency through career agents nationwide.

United American Independent Agency and Branch Office Agency	United American Insurance Company McKinney, Texas	Senior life and supplemental health insurance including Medicare Supplement coverage and other supplemental health insurance.	34,841 independent agents in the U.S., Puerto Rico and Canada; 1,280 exclusive producing agents in branch offices.

Additional information concerning industry segments may be found in Management’s Discussion and Analysis and in Note 19—Business Segments in the Notes to Consolidated Financial Statements beginning on page 82.

Insurance

Life Insurance

Torchmark’s insurance subsidiaries write a variety of nonparticipating ordinary life insurance products. These include traditional and interest sensitive whole-life insurance, term life insurance, and other life insurance. The following table presents selected information about Torchmark’s life products:

	(Amounts in thousands)
	Annualized Premium Issued			Annualized Premium in Force
	2002	2001	2000	2002	2001	2000
Whole life:
Traditional	$182,223	$147,889	$133,413	$758,770	$695,261	$652,195
Interest-sensitive	6,897	9,330	13,907	146,985	154,743	160,865
Term	137,647	133,869	139,990	411,534	387,695	368,045
Other	7,279	3,544	3,433	25,867	19,714	19,039

	$334,046	$294,632	$290,743	$1,343,156	$1,257,413	$1,200,144

The distribution methods for life insurance products include sales by direct response, exclusive agents and independent agents. These methods are discussed in more depth under the heading Marketing on page 3. The following table presents life annualized premium issued by distribution method:

	(Amounts in thousands)

	Annualized Premium Issued			Annualized Premium in Force
	2002	2001	2000	2002	2001	2000
Direct response	$123,260	$112,041	$112,918	$357,393	$326,111	$306,162
Exclusive Agents:
Liberty National	56,341	54,853	53,608	318,613	314,676	312,173
American Income	91,882	66,421	56,560	302,064	265,912	245,433
United American	5,643	4,913	4,730	21,286	21,158	21,362
Military	23,479	21,182	19,863	158,840	141,565	125,920
Independent Agents:
United American	25,675	24,453	25,708	58,087	54,143	53,269
Other	7,766	10,769	17,356	126,873	133,848	135,825

	$334,046	$294,632	$290,743	$1,343,156	$1,257,413	$1,200,144

Health insurance

Torchmark insurance subsidiaries offer supplemental health insurance products. These are generally classified as (1) Medicare Supplement, (2) cancer and (3) other supplemental health policies.

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

Cancer policies are offered on an individual basis through exclusive and independent agents as well as direct response. These guaranteed renewable policies are designed to fill gaps in existing medical coverage. Benefits are triggered by a diagnosis of cancer or health-related events or medical expenses related to the treatment of cancer. Benefits may be in the form of a lump sum payment, stated amounts per diem, per medical procedure, or reimbursement for certain medical expenses.

Other health policies include accident, long-term care and limited-benefit hospital and surgical coverages. These policies are generally issued as guaranteed-renewable and are offered on an individual basis through exclusive and independent agents, and direct response. They are designed to supplement existing medical coverages. Benefits are triggered by certain health-related events or incurred expenses. Benefit amounts are per diem, per health related event or defined expenses incurred up to a stated maximum.

The following table presents supplemental health annualized premium for the three years ended December 31, 2002 by marketing (distribution) method:

	(Amounts in thousands)

	Annualized Premium Issued			Annualized Premium in Force
	2002	2001	2000	2002	2001	2000
Direct response	$6,752	$3,295	$3,572	$23,932	$18,817	$16,167
Exclusive agents:
Liberty National	12,157	10,747	10,081	165,394	162,724	163,387
American Income	11,438	10,019	8,615	51,299	49,260	47,659
United American	75,383	115,684	145,089	316,337	337,026	310,526
Independent agents:
United American	96,052	73,539	85,115	473,520	474,816	466,560

	$201,782	$213,284	$252,472	$1,030,482	$1,042,643	$1,004,299

The following table presents supplemental health annualized premium information for the three years ended December 31, 2002 by product category:

	(Amounts in thousands)

	Annualized Premium Issued			Annualized Premium in Force
	2002	2001	2000	2002	2001	2000
Medicare Supplement	$99,429	$158,621	$201,396	$714,112	$760,848	$728,918
Cancer	11,722	10,797	10,073	172,830	169,341	169,013
Other health-related policies	90,631	43,866	41,003	143,540	112,454	106,368

	$201,782	$213,284	$252,472	$1,030,482	$1,042,643	$1,004,299

The number of individual health policies in force were 1.50 million, 1.59 million and 1.64 million at December 31, 2002, 2001 and 2000 respectively.

Annuities

Annuity products offered by Torchmark insurance subsidiaries include single-premium deferred annuities, flexible-premium deferred annuities, and variable annuities. Single-premium and flexible-premium products are fixed annuities where a portion of the interest credited is guaranteed. Additional interest may be credited on certain contracts. Variable annuity policyholders may select from a variety of mutual funds which offer different degrees of risk and return. The ultimate benefit on a variable annuity results from the account performance. Variable annuities have declined following the termination in 2001 of the contract with the variable annuity distributor.

Marketing

Torchmark insurance subsidiaries are licensed to sell insurance in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands, Guam, New Zealand and Canada. Distribution is through direct response, independent and exclusive agents. The number of independent and exclusive agents are presented below as of December 31, 2002.

Direct Response.  Various Torchmark insurance companies offer life insurance products directly to consumers primarily through direct mail but also through co-op mailings, television, national newspaper supplements and national magazines. Torchmark operates a full service letterpress which enables the direct response operation to maintain high quality standards while producing materials much more efficiently than they could be purchased from outside vendors.

Exclusive Agents.  Liberty National’s 2,203 agents sell life and health insurance, primarily in the seven state area of Alabama, Florida, Georgia, Tennessee, Mississippi, South Carolina, and North Carolina. These agents are employees of Liberty and are primarily compensated by commissions based on sales. During the past several years this operation has emphasized bank draft and direct billing collection of premium rather than agent collection, because of the resulting lower cost and improved persistency.

Through the American Income Agency, individual life and fixed-benefit accident and health insurance are sold through approximately 1,975 exclusive agents who target moderate income wage earners through the cooperation of labor unions, credit unions, and other associations. These agents are authorized to use the “union label” because this sales force is represented by organized labor.

The United American Branch Office Agency specializes in the sale of Medicare Supplement and other life and health products for the over-age 50 market through 1,280 producing agents in 78 branch offices throughout the United States.

Independent Agents.  Torchmark insurance companies offer a variety of life and health insurance policies through 34,841 independent agents, brokers, and licensed sales representatives. Torchmark is not committed or obligated in any way to accept a fixed portion of the business submitted by any independent agent. All policy applications, both new and renewal, are subject to approval and acceptance by Torchmark. Torchmark is not dependent on any single agent or any small group of independent agents, the loss of which would have a materially adverse effect on insurance sales.

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

Underwriting

The underwriting standards of each Torchmark insurance subsidiary are established by management. Each company uses information from the application and, in some cases, telephone interviews with applicants, inspection reports, doctors’ statements and/or medical examinations to determine whether a policy should be issued in accordance with the application, with a different rating, with a rider, with reduced coverage or rejected.

For life insurance in excess of certain prescribed amounts, each insurance company requires medical information or examinations of applicants. These are graduated according to the age of the applicant and may vary with the kind of insurance. Except for the use of information from the Medical Information Bureau, generally, the maximum amount of insurance issued without additional medical information is $100,000 through age 50. In certain circumstances, the maximum amount is raised to $250,000 through age 35. Additional medical information is requested of all applicants, regardless of age or amount, if information obtained from the application or other sources indicates that such information is warranted.

Reinsurance

As is customary among insurance companies, Torchmark insurance subsidiaries cede insurance to other unaffiliated insurance companies on policies issued they issue in excess of retention limits. In the event insurance business is ceded, the Torchmark insurance subsidiaries remain contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations it assumes. (See Note 18—Commitments and Contingencies in the Notes to Consolidated Financial Statements on page 75 and Schedule IV—Reinsurance [Consolidated] on page 102.)

Reserves

The life insurance policy reserves reflected in Torchmark’s financial statements as future policy benefits are calculated based on generally accepted accounting principles (GAAP). These reserves, with premiums to be received in the future and the interest thereon compounded annually at assumed rates, must be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and persistency assumptions used in the calculations of reserves are based on company experience. Similar reserves are held on most of the health policies written by Torchmark’s insurance subsidiaries, since these policies generally are issued on a guaranteed-renewable basis. A list of the assumptions used in the calculation of Torchmark’s reserves are reported in the financial statements (See Note 7—Future Policy Benefit Reserves in the Notes to Consolidated Financial Statements on page 62). Reserves for annuity products consist of the policyholders’ account values and are increased by policyholder deposits and interest credits and are decreased by policy charges and benefit payments.

Investments

The nature, quality, and percentage mix of insurance company investments are regulated by state laws that generally permit investments in qualified municipal, state, and federal government obligations, corporate bonds, preferred and common stock, real estate, and mortgages where the value of the underlying real estate exceeds the amount of the loan. The investments of Torchmark insurance subsidiaries consist predominantly of high-quality, investment-grade securities. Fixed maturities represented 92% of total investments at December 31, 2002. Approximately 3% of fixed maturity investments were securities guaranteed by the United States government or its agencies or investments that were collateralized by U.S. government securities. Most of these investments were in GNMA securities that are backed by the full faith and credit of the United States government. The remainder of these government investments were U.S. Treasuries, agency securities or collateralized mortgage obligations (CMO’s) that are fully backed by GNMA’s. (See Note 3—Investments in the Notes to Consolidated Financial Statements on page 59 and Management’s Discussion and Analysis on page 28.)

The following table presents the fair market value of fixed maturity investments at December 31, 2002 on the basis of ratings as determined by the Bloomberg Composite or the equivalent NAIC designation. Ratings of BBB and higher (or their equivalent) are considered investment grade by the rating services.

Rating	Amount (in thousands)%
AAA	$481,051	6.7%
AA	356,109	4.9
A	3,420,983	47.6
BBB	2,374,271	33.0
BB	325,730	4.5
B	148,435	2.1
Less than B	77,752	1.1
Not rated	10,061	0.1

	$7,194,392	100.0%

Securities are assigned ratings when acquired. All ratings are reviewed and updated quarterly. Specific security ratings are updated as information becomes available during the year.

Ratings

The following list indicates the ratings currently held by Torchmark’s five largest insurance companies as rated by A.M. Best Company:

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

Liberty, Globe, United American, American Income, and UILIC have ratings of AA by Standard & Poor’s Corporation. This AA rating is assigned by Standard & Poor’s Corporation to those companies who offer excellent financial security on an absolute and relative basis and whose capacity to meet policyholders obligations is overwhelming under a variety of economic and underwriting conditions.

Competition

Torchmark competes with other insurance carriers through policyholder service, price, product design, and sales efforts. In addition to competition with other insurance companies, Torchmark faces competition from other financial services organizations. While there are insurance companies competing with Torchmark, no individual company dominates any of Torchmark’s life or health markets.

Torchmark’s health insurance products compete with, in addition to the products of other health insurance carriers, health maintenance organizations, preferred provider organizations, and other health care-related institutions which provide medical benefits based on contractual agreements.

Torchmark companies operate at lower policy acquisition and administrative expense levels than peer companies, allowing Torchmark to have competitive rates while maintaining underwriting margins. In the case of Medicare Supplement business, having low expense levels is necessary in order to meet federally mandated loss ratios and achieve the desired underwriting margins. Torchmark’s years of experience in the direct response business are a valuable asset in implementing direct response marketing operations.

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

Guaranty Assessments. State guaranty laws provide for assessments from insurance companies into a fund which is used, in the event of failure or insolvency of an insurance company, to fulfill the obligations of that company to its policyholders. The amount which a company is assessed is determined according to the extent of these unsatisfied obligations in each state. Assessments are recoverable to a great extent as offsets against state premium taxes.

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

Insurance holding company system statutes and regulations impose various limitations on investments in subsidiaries, and may require prior regulatory approval for the payment of certain dividends and other distributions.

Personnel

At the end of 2002, Torchmark had 1,978 employees and 2,724 licensed employees under sales contracts. Additionally, approximately 43,000 independent and exclusive agents and brokers, who were not employees of Torchmark, were associated with Torchmark’s marketing efforts.

Item 2.    Real Estate

Torchmark, through its subsidiaries, owns or leases buildings that are used in the normal course of business. Liberty owns a 487,000 square foot building at 2001 Third Avenue South, Birmingham, Alabama which currently serves as Liberty’s, UILIC’s, and Torchmark’s home office. Approximately 160,000 square feet of this building is leased or available for lease to unrelated tenants by Liberty. Liberty also operates from 55 company-owned district offices used for agency sales personnel.

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

Item 3.    Legal Proceedings

Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark’s subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a defendant. In 1999, Alabama enacted legislation limiting punitive damages in non-physical injury cases to the greater of $500,000 or three times compensatory damages. Since this legislation has not undergone scrutiny by appellate courts regarding its constitutionality and a jury’s discretion regarding the amount of compensatory damages (including mental anguish) awarded in any given case is not precisely defined, the effect of this legislation on Torchmark’s litigation remains unclear. Additionally, it should be noted that Torchmark subsidiaries actively market insurance in the State of Mississippi, a jurisdiction which is recognized nationally for large punitive damage verdicts. Bespeaking caution is the fact that the likelihood or extent of a punitive damage award in any given case is currently impossible to predict. As of December 31, 2002, Liberty was a party to approximately 93 active lawsuits (including 9 employment related cases and excluding interpleaders and stayed cases), 69 of which were Alabama proceedings and 9 of which were Mississippi proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

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

On December 8, 1999, purported class action litigation was filed against Liberty in the United States District Court for the Northern District of Alabama (Moore v. Liberty National Life Insurance Company, Case No. CV-99-BU-3262-S), on behalf of all African-Americans who have or have had at the time of policy termination an ownership interest in certain life insurance policies ($25,000 face amount or less) marketed by Liberty and certain of its former subsidiaries. The alleged class period covers virtually the entire twentieth century. Plaintiffs allege racial discrimination in Liberty’s premium rates in violation of 42 U.S.C. § 1981, breach of fiduciary duty in sales and administrative practices, receipt of excessive and unreasonable premium payments by Liberty, improper hiring, supervision, retention and failure to monitor actions of officers, agents and employees, breach of contract in dismantling the debit premium collection system, fraudulent inducement and negligent misrepresentation. Unspecified compensatory and punitive damages are sought together with a declaratory judgment and equitable and/or injunctive relief, including establishment of a constructive trust for the benefit of class members. Defendants filed a motion for judgment on the pleadings or in the alternative for summary judgment on January 27, 2000. On April 7, 2000, the District Court entered an order granting Liberty’s motion for judgment on the pleadings and dismissing plaintiffs’ claims under 42 U.S.C. § 1981 with prejudice as time-barred and dismissing their state law claims without prejudice to re-file in state court if desired. Plaintiffs subsequently filed motions with the District Court to reconsider its April 7, 2000 order and for permission to file an amended complaint adding similar claims under 24 U.S.C. § 1982. Liberty opposed this motion. On June 22, 2000, purported class action litigation with allegations comparable to those in the Moore case was filed against Liberty in the Circuit Court of Jefferson County, Alabama (Baldwin v. Liberty National Life Insurance Company, Case No. CV 00-684). The Baldwin case is currently stayed pending disposition of the Moore case.

On July 3, 2000, the District Court issued an order in the Moore case granting in part and denying in part the plaintiffs’ motions. The District Court ordered the Moore plaintiffs to file an amended complaint setting forth their claims under 28 U.S.C. §§ 1981 and 1982 and, if such claims are timely, any state law claims for breach of contract related to the discontinuance of debit collections, and dismissed with prejudice all remaining state law claims of the plaintiffs as time-barred by the common law rule of repose. On July 14, 2000, plaintiffs filed their amended complaint with the District Court and Liberty filed a motion to alter or amend the District Court’s July order or, in the alternative, requested that the District Court certify for purposes of appeal the issue whether the state law doctrine of repose should be applied to and bar plaintiffs’ actions under 28 U.S.C. §§ 1981 and 1982. The District Court entered such an order on July 21, 2000 and stayed proceedings in Moore pending resolution of Liberty’s petition to the U.S. Circuit Court of Appeals for the Eleventh Circuit. Liberty filed a petition on July 30, 2000 with the Eleventh Circuit seeking that Court’s permission to appeal the portions of the District Court’s July order in Moore granting the plaintiffs the right to file the amended complaint. The Eleventh Circuit Court granted Liberty’s motion and agreed to consider Liberty’s arguments regarding the applicability of the state law of repose to actions under 28 U.S.C. §§ 1981 and 1982. Oral arguments were heard by the Eleventh Circuit Court on July 20, 2001. On September 28, 2001, the Eleventh Circuit Court ruled that the rule of repose was not a bar to the Moore claims in federal court and that there is no reverse pre-emption under the McCarrin Ferguson Act. Liberty filed a petition seeking an en banc rehearing in the Eleventh Circuit Court, which was subsequently denied. Liberty filed a petition for a writ of certiorari with the U.S. Supreme Court on February 21, 2002, which has been denied. The plaintiffs filed their motion for class certification in Moore with the District Court on December 20, 2002 and Liberty filed its opposition to this motion on February 3, 2003.

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

In the fifth individual state court action, (Edwards v. Liberty National Life Insurance Company, Case No. CV 0005872), the trial court denied Liberty’s motion seeking a summary judgment based upon the rule of repose but indicated that it would reconsider that motion after discovery. Liberty filed a motion to alter or amend the trial court’s order, or in the alternative, for an interlocutory appeal. In September 2001, the trial court in that case vacated its earlier order and stayed the litigation pending resolution of the Hudson case, which is discussed above. On February 22, 2002, the trial court held a hearing regarding the stay in Edwards. The trial court permitted the plaintiffs very limited discovery.

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

There are a total of 16 race-distinct mortality cases pending in the U.S. District Court for the Northern District of Alabama (with two of such cases having been originally filed in the U.S. District Court for the Northern District of Georgia), including Sunday v. Liberty National Life Insurance Company, Case No. CV02-BE-0639-S), in which approximately 460 individuals assert that they had discriminatory insurance policies with Liberty. The Baldwin and Edwards cases remain pending in Alabama Circuit Courts. Plaintiffs’ attorneys have actively advertised for additional plaintiffs to join these suits or file additional suits.

On December 23, 2002, seventy individual plaintiffs filed an action against Liberty and certain of its sales agents in the Circuit Court of Holmes County, Mississippi (Thurmond v. Liberty National Life Insurance Company, Cause No.: 2002-517). The plaintiffs, all African Americans, assert claims of fraudulent and reckless misrepresentation, innocent misrepresentation, fraudulent concealment and suppression, breach of contract in the dismantling of Liberty’s debit collection system and racial discrimination under various sections of the Mississippi Code Annotated in connection with the marketing, sale and administration by Liberty of plaintiffs’ industrial low value whole life, accident and/or burial insurance policies. Actual and punitive damages in an unspecified amount, interest and costs are sought.

On December 27, 2002, individual litigation involving 120 separate plaintiffs with substantially similar allegations, was filed against Liberty in the Circuit Courts of Holmes County, Mississippi (Billingsley v. Liberty National Life Insurance Company, Civil Action No.: 2002-532), of Bolivar County, Mississippi (Hudson v. Liberty National Life Insurance Company, Civil Action No.: 2002-170) and of Leflore County, Mississippi (Teague v. Liberty National Life Insurance Company, Civil Action No.: 2002-0218-CICI). Plaintiffs in each action assert that Liberty and its sales agents marketed small value debit insurance policies at racially discriminatory rates to African Americans using racially discriminatory sales and administrative practices and collected premium payments which are alleged to be excessive and unconscionable in that such premiums exceeded the face amount of insurance issued. Unspecified actual and punitive damages, attorneys fees, costs and interest, as well as the imposition of a constructive trust or disgorgement are sought for claims of fraud and fraudulent inducement, breach of the duty of good faith and fair dealing, tortuous breach of contract, breach of fiduciary duty, money had and received, unjust enrichment, negligence and/or gross negligence, violations of the Mississippi Consumer Protection Act, conversion and violations of Mississippi Code Ann. § 83-7-3 (prohibiting discrimination by life insurers in the assessment of premiums to policyholders).

On July 26, 2001, litigation was filed against Torchmark and three current members of Torchmark’s Board of Directors in the United States District Court for the District of Kansas (Waddell & Reed Financial, Inc. v. Torchmark Corporation, Civil Action No. 01-2372-KHV). Plaintiffs assert that defendants engaged in a scheme to control and injure Waddell & Reed Financial, Inc. (Waddell & Reed) after it was spun-off by Torchmark in November 1998, to interfere with the business relationship between a Waddell & Reed subsidiary, Waddell & Reed, Inc. (W&R) and a Torchmark subsidiary, United Investors, and to injure

Waddell & Reed as well as asserting that one of the individual defendants sought to interfere with Waddell & Reed’s relationship with the United Group of Mutual Funds. The litigation alleges RICO violations, breaches of fiduciary duty by the three individual defendants, knowing participation in such breaches of fiduciary duty by Torchmark and intentional interference with prospective business relations in connection with the relationship between W&R and United Investors. Plaintiffs seek actual, punitive and treble damages, interest, fees and costs under RICO of $29 million, $13.4 million plus punitive damages, interest and costs on the intentional interference allegations and a total of $58 million on the remaining two counts.

Defendants filed a motion to abstain or, in the alternative, to dismiss the Kansas District Court litigation on August 22, 2001, citing pending litigation filed in Jefferson County Alabama state circuit court by Torchmark and its subsidiary, United Investors against Waddell & Reed and W&R (United Investors Life Insurance Company v. Waddell & Reed Financial, Inc., et al, Case No. CV 00-2720), involving an alleged agreement dealing with existing in-force United Investors variable annuity business marketed by W&R as well as the prior dismissal by the Kansas District Court of litigation originally filed by W&R against United Investors in Kansas state court involving such variable annuity business. Defendant’s motion was denied but the Kansas District Court ruled that a judgment in the prior Alabama litigation would likely be res judicata as to the claims against Torchmark and one of the individual defendants in the current Kansas litigation. Trial of the Alabama state court litigation began February 19, 2002.

On March 19, 2002, a Jefferson County, Alabama Circuit Court jury awarded $50 million compensatory damages to Torchmark’s subsidiary United Investors in the Alabama state court litigation. United Investor’s claims in this litigation for additional injunctive relief prohibiting unlawful future policy replacements by W&R remained to be decided by the Circuit Court. Based upon the Alabama jury verdict, Torchmark filed a motion for summary judgment in the Kansas District Court.

On June 25, 2002, the Jefferson County Circuit Court entered an order in United Investor’s Alabama state court litigation granting a declaratory judgment for United Investors against W&R. The Circuit Court refused to set aside or reduce the $50,000,000 compensatory damage verdict awarded against W&R by the trial jury in the original litigation. The Circuit Court’s order stated that there was no valid and binding contractual or other obligation requiring United Investors to pay certain additional compensation that W&R had sought in connection with United Investor’s in-force block of variable annuity business for which W&R had formerly been the distributor. Escrowed funds for the commissions owed by W&R to United Investors were ordered to be released to United Investors. The Circuit Court also denied W&R’s motions to set aside the jury’s verdict or to order a new trial and denied United Investor’s motion for additional injunctive relief to prohibit future replacements of United Investors policies by W&R since United Investors has an adequate remedy at law through additional litigation against W&R.

On July 25, 2002, W&R filed notice of appeal to the Alabama Supreme Court of the Jefferson County Circuit Court’s order, which notice of appeal was supplemented on July 31, 2002 and the record of the same was certified to the Alabama Supreme Court in September, 2002. On October 25, 2002, the Alabama Supreme Court affirmed the trial court’s judgment dismissing with prejudice all of W&R’s third party counterclaims against Torchmark and R.K. Richey. Oral arguments were heard by the Alabama Supreme Court on February 19, 2003 in W&R’s appeal from the jury verdict and trial court judgment against W&R on United Investors’ claims.

On February 4, 2003, an order was entered in the Kansas District Court litigation granting that portion of the defendants’ judgment as regarded claims against Torchmark and one individual defendant by Waddell & Reed and W&R. Other portions of the defendants’ motion were denied so that Waddell & Reed and W&R’s claims against the other two individuals defendants as well as all claims of Waddell & Reed Investment Management Company, another Waddell & Reed subsidiary, remain pending. The order also lifted the discovery stay.

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

On October 16, 2001, defendant Torchmark filed a motion to dismiss and to stay discovery in the Bomar action, asserting plaintiff’s lack of standing, failure to make a legally-required demand on the Board of Directors of Torchmark and failure to comply with certain Alabama Rules of Civil Procedure. On October 17, 2001, the Board of Directors created a special litigation committee comprised of two independent, disinterested directors to review and make determinations and a report with regard to the transactions involved in such suit. Defendant Torchmark’s motion was amended on October 19, 2001 to include as further grounds for dismissal and stay the creation of that special litigation committee and the delegation of complete authority to said committee to review the transaction and determine whether prosecution of the Bomar action was in the interests of Torchmark and its shareholders and what action Torchmark should take with regard to the Bomar action. The committee, through its separately retained counsel, advised the Court that it concurred in Torchmark’s motions. A hearing on Torchmark’s amended motion to dismiss and stay discovery was held November 13, 2001 and on November 26, 2001, the Circuit Court issued an order staying all proceedings in Bomar for 150 days during which the special litigation committee was charged with investigating, reviewing and analyzing the asserted claims, completing its written report and filing the same with the Circuit Court. The special litigation committee began its interview process in February, 2002. On April 24, 2002, the plaintiff filed a motion to modify the stay so as to permit the filing of a second amended complaint, which sought to assert that the transaction violated a 1982 Torchmark Board of Directors resolution relating to conflicts of interest as well as the Alabama Insurance Holding Company System Regulatory Act; that the consideration received by Torchmark was unfairly low and was the result of two of the defendants’ violations of their fiduciary duty of loyalty to Torchmark; and that defendants concealed and suppressed material facts intentionally, knowingly and wantonly. The Circuit Court, on May 6, 2002, ordered the special litigation committee to also consider the allegations made in plaintiff’s second amended complaint (although the same was never formally filed with the Court). The Circuit Court granted the Committee extensions of time for the filing of its report until August 1, 2002. On July 31, 2002, the special litigation committee released and filed its written report with the Circuit Court.

On October 3, 2002, the Circuit Court entered an order granting motions for summary judgment in favor of all defendants in Bomar. The Circuit Court stated in its order that demand on the Torchmark Board of Directors by the plaintiff was not excused, that a majority of the Board and all members of the special litigation committee were independent and disinterested, that the special litigation committee conducted its investigation thoroughly and in good faith, that the special litigation committee’s findings and conclusion that the Bomar action should be dismissed and that the real estate transaction in question was well within the scope of the business judgment rule was correct and such findings were adopted by the Circuit Court and that the special litigation committee’s conclusion that the transaction “was entirely fair to Torchmark” was fully supported by the record and the law. On November 13, 2002, the plaintiff filed a notice of appeal to the Alabama Supreme Court of the Circuit Court’s order.

On September 12, 2002, a trial court jury in Chambers County, Alabama Circuit Court returned a $3.2 million verdict against Liberty in Ingram v. Liberty National Life Insurance Company (Civil Action No. CV-96-62). This case, originally filed in March 1996, alleged that the plaintiff purchased an interest-sensitive life insurance policy from Liberty based upon agent representations that premiums on the policy would be due for ten years and thereafter it would have paid-up policy status. Plaintiff asserted fraud, misrepresentation of material facts, suppression, deceit, fraudulent deceit, wanton or intentional conduct, civil conspiracy, wanton hiring, retention, supervision of agents, bad faith, and conversion since the policy did not reach paid-up status at the end of the ten years of premium payments. The plaintiff had sought a declaratory judgment and compensatory and punitive damages in the Circuit Court. Liberty has pursued all available post judgment motions and will pursue appellate relief. On January 29, 2003 the Circuit Court denied Liberty’s motion for a new trial and ordered the $3.2 million verdict reduced to $240,000.

On January 30, 2003, purported class action litigation was filed against Liberty in the Circuit Court of Lowndes County, Alabama (Gordon v. Liberty National Life Insurance Company, Civil Action No. CV03-13). Plaintiffs assert state law claims that Liberty breached the insurance contracts with them, engaged in intentional, willful and/or negligent conduct and was unjustly enriched when Liberty allowed them to pay premiums on insurance policies that exceeded the “face value” and/or “amount of insurance” of the insurance policies. Unspecified monetary damages, injunctive relief and return of all proceeds is sought.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2002.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

The principal market in which Torchmark’s common stock is traded is the New York Stock Exchange. There were 5,133 shareholders of record on December 31, 2002, excluding shareholder accounts held in nominee form. Information concerning restrictions on the ability of Torchmark’s subsidiaries to transfer funds to Torchmark in the form of cash dividends is set forth in Note 16—Shareholders’ Equity in the Notes to Consolidated Financial Statements on page 71. The market prices and cash dividends paid by calendar quarter for the past two years are as follows:

	2002 Market Price
Quarter	High	Low	Dividends Per Share
1	$41.8600	$36.8700	$.0900
2	41.7500	37.4500	.0900
3	37.8500	31.0000	.0900
4	37.9500	32.3400	.0900
Year-end closing price	$36.5300

	2001 Market Price
Quarter	High	Low	Dividends Per Share
1	$38.8300	$33.2500	$.0900
2	40.2100	36.5700	.0900
3	43.0500	35.6000	.0900
4	39.9500	37.0300	.0900
Year-end closing price	$39.3300

Item 6.    Selected Financial Data

The following information should be read in conjunction with Torchmark’s Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:

(Amounts in thousands except per share and percentage data)

Year ended December 31,	2002	2001	2000	1999	1998
Premium revenue:
Life	$1,220,688	$1,144,499	$1,082,125	$1,018,301	$959,766
Health	1,019,120	1,010,753	911,156	824,816	759,910
Other	39,225	59,917	52,929	40,969	33,954
Total	2,279,033	2,215,169	2,046,210	1,884,086	1,753,630
Net investment income	518,618	491,830	472,426	447,337	459,558
Realized investment gains (losses)	(61,805)	(2,432)	(5,322)	(110,971)	(57,637)
Total revenue	2,737,966	2,707,042	2,515,894	2,226,895	2,157,876
Net income from continuing operations	383,435	390,930	361,833	258,930	255,776
Net income	383,433	356,513	362,035	273,956	244,441
Net operating income(1)	423,609	404,585	377,367	353,242	336,390
Annualized premium issued:
Life	334,046	294,632	290,743	257,207	244,467
Health	201,782	213,284	252,472	192,826	138,899
Total	535,828	507,916	543,215	450,033	383,366
Per common share:
Basic earnings:
Net income from continuing operations	3.19	3.12	2.83	1.95	1.83
Net income	3.19	2.85	2.83	2.06	1.75
Net operating income(1)	3.52	3.23	2.95	2.65	2.40
Diluted earnings:
Net income from continuing operations	3.18	3.11	2.82	1.93	1.81
Net income	3.18	2.83	2.82	2.04	1.73
Net operating income(1)	3.51	3.21	2.94	2.64	2.38

Cash dividends paid	0.36	0.36	0.36	0.36	0.36

Return on average common equity(2)(3)	16.5%	16.6%	16.9%	16.8%	15.4%
Basic average shares outstanding	120,259	125,135	128,089	133,197	139,999
Diluted average shares outstanding	120,669	125,861	128,353	133,986	141,352

As of December 31,	2002	2001	2000	1999	1998
Cash and invested assets	$7,790,932	$7,108,088	$6,506,292	$6,202,251	$6,417,511
Total assets	12,360,722	12,428,153	12,962,558	12,131,664	11,249,028
Short-term debt	201,479	204,037	329,148	418,394	355,392
Long-term debt	551,564	536,152	365,989	371,555	383,422
Shareholders’ equity	2,851,453	2,497,127	2,202,360	1,993,337	2,259,528
Per common share	24.11	20.32	17.43	15.10	16.51
Per common share excluding effect of SFAS 115	22.53	20.32	18.53	16.32	15.43
Annualized premium in force:
Life	1,343,156	1,257,413	1,200,144	1,130,609	1,062,647
Health	1,030,482	1,042,643	1,004,299	884,358	796,863
Total	2,373,638	2,300,056	2,204,443	2,014,967	1,859,510

(1)	Net operating income is defined on pages 16-18 of this report. It also excludes the nonrecurring charge described in (3) below.
(2)	Return on average equity is defined on page 37 of this report.
(3)	The nonrecurring charge relates to a 1999 marketing agreement whereby Torchmark guaranteed compensation to another party, regardless of Torchmark’s marketing success. Unfavorable results indicated that the full amount of guaranteed compensation was not recoverable. As a result, Torchmark recorded a charge in an after-tax amount of $13 million, or $.10 per share. The relationship with the counterparty was terminated in 2002.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond Torchmark’s control. If these estimates or assumptions prove to be incorrect, the actual results of Torchmark may differ materially from the forward-looking statements made on the basis of such estimates or assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, which may be national in scope, related to the insurance industry generally, or applicable to Torchmark specifically.  Such events or developments could include, but are not necessarily limited to:

1)  Changing general economic conditions leading to unexpected changes in lapse rates and/or sales of Torchmark’s policies as well as levels of mortality, morbidity and utilization of healthcare services that differ from Torchmark’s assumptions;

2)  Regulatory developments, including changes in governmental regulations (particularly those impacting taxes and changes to the federal Medicare program that would affect Medicare Supplement insurance) and regulatory inquiries regarding industrial life insurance;

3)  Market trends in the senior-aged health care industry that provide alternatives to traditional Medicare, such as health maintenance organizations (HMOs) and other managed care or private plans, and that could affect the sales of traditional Medicare Supplement insurance;

4)  Interest rate changes that affect product sales and/or investment portfolio yield;

5)  General economic, industry sector or individual debt issuers’ financial conditions that may affect the current market value of securities owned by Torchmark, or that may impair issuers ability to pay interest due Torchmark on those securities;

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

The following discussion should be read in conjunction with the Selected Financial Data and Torchmark’s Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Summary of Operating Results.    Torchmark’s management computes a classification of income called “net operating income” that it has used consistently over time to evaluate the operating performance of the company. Net operating income is also the corresponding after-tax sum of the pretax measures of profit or loss for each of Torchmark’s reportable segments required to be disclosed in accordance with GAAP. (See Note 19 Business Segments in the Notes to Consolidated Financial Statements.) Torchmark’s core operations are segmented into insurance underwriting operations and investment operations. Insurance underwriting operations are further segmented into life insurance, health insurance, and annuity products. The measure of profitability for its insurance segments is underwriting income before other income and administrative expense. This represents the gross profit margin on insurance products before administrative expenses. This measure of underwriting income is computed as premium income less net policy obligations, commissions, and acquisition expenses. Insurance segments are further subdivided into component distribution channels which are also evaluated by underwriting income. The measure of profitability for the investment segment is excess investment income. Excess investment income represents the earnings on the investment portfolio, less the interest required to service net policy liabilities and less the financing costs associated with Torchmark’s debt and preferred securities.

These designated measures of profitability are highly useful to management in evaluating the performance of the segments and the underlying marketing groups within each insurance segment. These measures enable management to view period-to-period trends which are helpful in the determination of future courses of action to be taken. Since net operating income is basically a composite of the results of these operating units, it is a valuable aid to management and to investors in evaluating total corporate trends and performance. Net operating income and other measurements of segment profitability, along with associated ratios, are also used in determining a portion of executive management compensation.

Net operating income differs from net income as reported on the income statement because it excludes certain nonoperating items, nonrecurring items, and discontinued operations which must be recorded in the GAAP income statement. These nonoperating items sometimes cause distorted comparisons with prior year results if only net income is considered and financial statements are not taken as a whole.

The differences between net income as reported in Torchmark’s financial statements and net operating income are as follows:

1)	Realized investment losses, including the realized gains from the adjustment in fair value of Torchmark’s interest rate swaps, net of tax;

2)	The loss from the redemption by Torchmark of its Monthly Income Preferred Securities (MIPS) in the amount of $4.3 million net of tax in 2001;

3)	The after-tax gain or loss from the redemption of Torchmark debt as follows: a loss of $2 thousand in 2002, a loss of $277 thousand in 2001, and a gain of $202 thousand in 2000;

4)	The effect of the required change to a new accounting principle revising the method for valuing certain asset-backed security investments, which resulted in an after-tax charge of $26.6 million in 2001;

5)	A one-time charge relating to discontinued energy operations in 2001 in the amount of $3.3 million; and

6)	The effect of adoption of a new accounting standard which does not permit the amortization of goodwill after 2001.

Net realized investment losses were $62 million in 2002, compared with $2 million in 2001 and $5 million in 2000. A component of realized investment losses is the gain or loss from adjusting Torchmark’s interest rate swaps to fair market value at the end of each accounting period as required by accounting rules. The market value adjustments resulted in pretax gains in each of the three years as follows: 2002, $18 million; 2001, $5 million; and 2000, $8 million. During 2002, Torchmark wrote down $89 million in fixed maturities due to impairments. For more information regarding these writedowns and Torchmark’s policies for evaluating other-than-temporary impairments, see the discussions of Investments on page 28 of this report and Critical Accounting Policies on page 41.

Torchmark does not consider realized investment gains and losses a component of its core operations and, accordingly, they are not a component of net operating income. Fixed maturities, which comprise 92% of the investment portfolio, are generally held to maturity, but are sometimes sold because of deteriorating credit quality, for tax purposes, or other reasons. These sales result in gains and losses which can be significant in relation to Torchmark’s core earnings. Torchmark’s core insurance business is very long-term in nature, with the realization of actual profits emerging over many years. Including investment gains and losses in net operating income could distort the operating trends.

The charge related to previously discontinued energy operations arose from litigation which was ongoing at the time of Torchmark’s divestiture of energy activities in 1996. This litigation was settled during 2001 and resulted in the charge. More information concerning this matter is found in Note 18—Commitments and Contingencies beginning on page 75 of this report.

Effective January 1, 2002, Torchmark adopted Statement of Financial Accounting Standards No. 142—Goodwill and Other Intangible Assets (SFAS 142). This statement prohibits goodwill amortization after 2001, but does not allow the restatement of prior periods for comparability when goodwill has been amortized. Instead, after adoption, companies are required to consider goodwill for impairment under a set of guidelines described in the Statement. Torchmark tested its goodwill in accordance with the provisions of SFAS 142 and determined that goodwill was not impaired. Therefore, Torchmark’s unamortized goodwill balance at December 31, 2001, in the amount of $378 million, was unchanged in 2002. In order to compare operating performance in prior periods with 2002, Torchmark has restated net operating income in 2001 and 2000 to remove the effect of goodwill amortization. The goodwill amortization charge was $12 million in both 2001 and 2000. See Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements for more information.

The redemption of Torchmark’s debt and MIPS are discussed under the caption Capital Resources beginning on page 34 of this report. Because of Torchmark’s adoption in 2003 of Statement of Financial Accounting Standards No. 145 (SFAS 145) which amends certain previously issued accounting rules, Torchmark will include gains and losses on the redemption of its debt and preferred securities as a component of realized gains and losses in future income statements. Prior periods will be restated for comparability.

The change in accounting principle is discussed in Note 11—Change in Accounting Principle in the Notes to Consolidated Financial Statements on page 65 of this report.

A reconciliation of net operating income to net income in total and on a per diluted share basis is as follows:

Reconciliation of Net Operating Income to Reported Net Income

(Dollar amounts in thousands except per share data)

	2002		2001		2000
	Amount	Per Diluted Share	Amount	Per Diluted Share	Amount	Per Diluted Share
Net operating income	$423,609	$3.51	$404,585	$3.21	$377,367	$2.94
Realized investment losses, net of tax	(51,728)	(.43)	(4,764)	(.04)	(8,393)	(.07)
Realized gains–interest rate swaps, net of tax	11,554	.10	3,184	.03	4,934	.04
Amortization of goodwill	–0–	—	(12,075)	(.09)	(12,075)	(.09)

Net income from continuing operations	383,435	3.18	390,930	3.11	361,833	2.82
Discontinued operations, net of tax	–0–	—	(3,280)	(.03)	–0–	—
Gain (loss) on redemption of MIPS and debt, net of tax	(2)	—	(4,553)	(.04)	202	—
Change in accounting principle, net of tax	–0–	—	(26,584)	(.21)	–0–	—

Net income	$383,433	$3.18	$356,513	$2.83	$362,035	$2.82

The following table is a summary of Torchmark’s net operating income by source.

Summary of Net Operating Income

(Dollar amounts in thousands except per share data)

	2002		2001		2000
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Insurance underwriting income before other income and administrative expenses:
Life	$298,008	62.1%	$283,392	58.7%	$270,663	58.5%
Health	167,487	34.9	173,458	36.0	161,116	34.8
Annuity	14,634	3.0	25,696	5.3	30,959	6.7

Total	480,129	100.0%	482,546	100.0%	462,738	100.0%

Other income	3,906		4,391		4,650
Administrative expenses	(124,605)		(119,038)		(111,817)

Insurance underwriting income	359,430		367,899		355,571

Excess investment income (tax equivalent basis)	294,999		255,545		226,986
Corporate expense	(10,523)		(10,104)		(9,369)
Tax equivalency adjustment	(3,701)		(4,377)		(8,655)

Pretax operating income*	640,205		608,963		564,533

Income tax (applicable to pretax operating income)	(216,596)		(204,378)		(187,166)

Net operating income	$423,609		$404,585		$377,367

Net operating income per diluted share	$3.51		$3.21		$2.94

* Aggregate measure of segment profitability.

On a per share basis, Torchmark’s net operating income grew 9% in both 2002 and 2001, to $3.51 in 2002 and $3.21 in 2001. Torchmark’s net operating income rose 5% in 2002 to $424 million and 7% in 2001 to $405 million. Per share growth exceeded growth in total net operating income for both periods as a result of share buybacks. Insurance underwriting income grew 3% in 2001 to $368 million but declined 2% to $359 million in 2002. A complete discussion of Torchmark’s insurance operations is found in the discussions of insurance segments beginning on page 19 of this report. Excess investment income grew in both periods. The 13% increase in 2001 excess investment income was due primarily to the decrease in financing costs resulting from the lower interest rate environment in 2001 and debt refinancings during the year. Excess investment income rose an additional 15% in 2002 as a result of the continued benefit from the lower-interest environment and its favorable impact on financing costs from Torchmark’s interest rate swaps. Refer to the discussion of Investments on page 28 and Capital Resources on page 34 of this report.

Torchmark’s total revenues were $2.74 billion in 2002, a 1% increase over 2001 revenues of $2.71 billion. Revenues rose 8% in 2001 over 2000 revenues of $2.52 billion. After adjustment for realized investment losses in each year, revenues grew 3% to $2.80 billion in 2002 from $2.71 billion in 2001. They increased 7% in 2001 over the prior year. Total premium rose 3% to $2.28 billion in 2002. Total premium increased 8% in 2001 to $2.22 billion. Life insurance premium grew 7% in 2002 to $1.22 billion, an increase of $76 million. Health premium in 2002 rose 1% to $1.02 billion. Net investment income increased $27 million, or 5%, in 2002 to $519 million. Life premium increased 6% to $1.14 billion and health premium grew 11% to $1.01 billion in 2001. Net investment income rose 4% in 2001 to $492 million.

Other operating expenses were $135 million in 2002, compared with $129 million in 2001 and $121 million in 2000. These expenses as a percentage of revenues, excluding realized losses, were 4.8% in each of the years 2002, 2001 and 2000. The largest component of other operating expenses, insurance administrative expenses, were $125 million in 2002, increasing 5% over 2001 expenses of

$119 million. Insurance administrative expenses rose 6% in 2001. As a percentage of premium, administrative expense has been stable in each of the past three years at 5.5%, 5.4%, and 5.5% in 2002, 2001, and 2000, respectively. The components of Torchmark’s revenues and operations are described in more detail in the following discussion of Insurance and Investment segments.

Life insurance.    Life insurance is Torchmark’s largest segment. In 2002, life premium represented 54% of total premium, and life underwriting income before other income and administrative expense represented 62% of the total.

Life insurance premium rose 7% in 2002 to $1.22 billion from $1.14 billion in 2001. Life premium increased 6% in 2001 from $1.08 billion. Sales of life insurance, in terms of annualized premium, were $334 million in 2002, increasing 13% over 2001 sales of $295 million. This compares with 1% growth in 2001 sales over 2000 sales of $291 million. Annualized life premium in force is often indicative of future premium income over the near term. Annualized life premium in force was $1.34 billion at December 31, 2002, compared with $1.26 billion at 2001 year end, an increase of 7%. Annualized life premium in force grew 5% in 2001 from $1.20 billion at year-end 2000. Annualized life premium in force and issued data includes amounts collected on certain interest-sensitive life products which are not recorded as premium income but excludes single-premium income and policy account charges.

Life insurance products are marketed through several distribution channels. Life insurance premium by distribution method during each of the last three years is as follows.

LIFE INSURANCE

Premium by Distribution Method

(Dollar amounts in thousands)

	2002		2001		2000
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Direct Response	$315,651	25.9%	$289,097	25.3%	$267,899	24.7%
Liberty National Exclusive Agency	301,715	24.7	297,223	26.0	294,197	27.2
American Income Exclusive Agency	277,181	22.7	246,690	21.5	231,149	21.4
Military Agency	148,709	12.2	133,378	11.7	118,512	11.0
United American Independent Agency	50,424	4.1	47,415	4.1	42,305	3.9
United American Branch Office Agency	19,515	1.6	19,255	1.7	19,393	1.8
Other	107,493	8.8	111,441	9.7	108,670	10.0

	$1,220,688	100.0%	$1,144,499	100.0%	$1,082,125	100.0%

The table below sets forth annualized life insurance premium issued and in force information for each of the last three years.

LIFE INSURANCE

Annualized Premium Data by Distribution Method

(Dollar amounts in thousands)

	Annualized Premium Issued For the year ended December 31,			Annualized Premium In Force At December 31,
	2002	2001	2000	2002	2001	2000
Direct Response	$123,260	$112,041	$112,918	$357,393	$326,111	$306,162
Liberty National Exclusive Agency	56,341	54,853	53,608	318,613	314,676	312,173
American Income Exclusive Agency	91,882	66,421	56,560	302,064	265,912	245,433
Military Agency	23,479	21,182	19,863	158,840	141,565	125,920
United American Branch Office Agency	5,643	4,913	4,730	21,286	21,158	21,362
United American Independent Agency	25,675	24,453	25,708	58,087	54,143	53,269
Other Agencies	7,766	10,769	17,356	126,873	133,848	135,825

	$334,046	$294,632	$290,743	$1,343,156	$1,257,413	$1,200,144

Direct Response marketing is conducted primarily through direct mail, but also through co-op mailings, television and consumer magazine advertising, and direct mail solicitations endorsed by groups, unions and associations. Direct Response markets a line of life products primarily to juveniles, their parents, and other adults over age 50. The Direct Response operation accounted for almost 26% of Torchmark’s life insurance premium during 2002. Direct Response life premium rose 9% in 2002 to $316 million. Direct Response life premium was $289 million in 2001, increasing 8% over 2000 premium of $268 million.

Direct Response annualized life premium in force rose 10% to $357 million at December 31, 2002 from $326 million a year earlier. At December 31, 2002, Direct Response life annualized premium in force was 27% of Torchmark’s total, the largest of any component distribution group. Direct Response life insurance annualized premium in force grew 7% in 2001 from $306 million.

Sales of life insurance in terms of annualized premium issued by Direct Response were $123 million in 2002, an increase of 10%. Sales declined slightly in 2001 to $112 million from $113 million in 2000. In early 2001, Torchmark discontinued certain products in the Direct Response market in order to focus on sales of more profitable business. The discontinuance of sales of these products resulted in the flattening of 2001 sales. The annualized life premium issued by Direct Response represented 37% of Torchmark’s total life sales in 2002.

The Liberty National Exclusive Agency distribution system markets primarily to middle-income markets in several Southeastern states. Liberty’s life premium rose 2% in 2002 to $302 million, representing 25% of Torchmark’s total life premium. Life premium in 2001 was $297 million, an increase of 1% over the prior year. The annualized life premium in force at the Liberty Agency was $319 million at year-end 2002, compared with $315 million and $312 million at year-ends 2001 and 2000, respectively. Liberty represented 24% of Torchmark’s total life annualized premium in force at December 31, 2002, compared with 25% a year earlier. Life premium sales for this agency, in terms of annualized premium issued, grew 3% during 2002 to $56 million, compared with 2% growth in 2001. Sales growth in the Liberty Agency is largely attributable to growth in the number of agents. Liberty’s agent count rose 2% to 2,203 at year-end 2002, after having increased 6% in 2001 to 2,162. Management believes that the continued recruiting of new agents and the retention of productive agents are critical to the continued growth of sales in controlled agency distribution systems.

The American Income Exclusive Agency focuses on members of labor unions, credit unions, and other associations for its life insurance sales. It is a high profit margin business characterized by lower policy obligation ratios. This agency was Torchmark’s fastest growing agency during both 2002 and 2001, accounting for the largest growth in both life sales and annualized life premium in force. Annualized life premium in force was $302 million at year-end 2002, an increase of 14% over 2001 premium in force of $266 million. Annualized life premium in force rose 8% in 2001. Sales, in terms of annualized premium issued, rose 38% in 2002 to $92 million, compared with an increase of 17% in 2001 to $66 million. The rapid growth in sales for this agency over the last three years was a result of the growth in the number of agents. This agency has grown steadily since 1999. The agent count rose 13% in 2000 to 1,352 agents at year end, grew 31% in 2001 to 1,768 agents, and further grew to 1,975 agents at year-end 2002. American Income’s marketing organization continues to implement efforts to improve agent recruiting, retention, and productivity in order to increase the size of this agency. At December 31, 2002 American Income’s annualized life premium in force was 22% of Torchmark’s total, compared with 21% at the end of the previous year. The American Income Agency contributed $277 million of life insurance premium income during 2002, an increase of 12% over 2001 premium of $247 million. Life premium rose 7% in 2001 over the prior year.

Torchmark’s Military Agency consists of a nationwide independent agency whose sales force is comprised of former commissioned and noncommissioned military officers who sell exclusively to commissioned and noncommissioned military officers and their families. This business consists of whole- life products with term insurance riders and is characterized by low lapse rates. The Military Agency represented approximately 12% of Torchmark’s life premium in 2002 and life premium in force at December 31, 2002. Premium rose 11% in 2002 to $149 million, after an increase of 13% to $133 million in 2001. Annualized premium in force grew 12% to $159 million at year-end 2002, compared to an increase of 12% in the prior year. A major factor in the growth of premium income and premium in force in the Military Agency is the high persistency associated with military business. Annualized premium issued increased 11% to $23 million in 2002, after having advanced 7% to $21 million in 2001.

The United American Independent and Branch Office Agencies together represented about 6% of Torchmark’s total life annualized premium in force in 2002. On a combined basis, life premium income rose 5% to $70 million in 2002. Life premium rose 8% in 2001 to $67 million from $62 million. Annualized life premium issued in 2002 was $31 million, compared with $29 million in 2001 and $30 million in 2000. Annualized life premium in force rose 5% in 2002 to $79 million, but was flat in 2001 with the prior year at $75 million.

Torchmark’s Other life insurance distribution system consists of the United Investors Agency and other small miscellaneous sales agencies. The United Investors Agency is comprised of several independent agencies. Prior to 2001, United Investors’ distribution was primarily through the sales representatives of a former Torchmark subsidiary, Waddell & Reed. Torchmark spun off Waddell & Reed in 1998, and United Investors terminated the Waddell & Reed agency contract in 2001. Life premium income from the Other distribution category declined 4% to $107 million in 2002, but increased 3% to $111 million in 2001. Life premium income from the Other distribution group accounted for less than 9% of Torchmark’s total life insurance premium income in the year 2002. Annualized life premium in force declined 5% in 2002 to $127 million, after having declined 1% to $134 million in 2001. Annualized premium sold during 2002 in the Other distribution category was $8 million, a drop of 28% in 2002. Sales by this agency also declined in 2001 by 38% from $17 million in 2000 to $11 million.

In addition to life insurance sales, this distribution system has also engaged in the production of variable life collections. In 2002, collections were $30 million, compared with 2001 collections of $34 million, a decline of 11%. In 2001, these collections had previously declined 18% from the prior year. Although variable life collections are not included in premium in force data, they are included in the variable life account balance. Indirectly, they add to premium revenue through charges to the variable life account balance for insurance coverage and administration. The account balance is affected by fluctuations in financial markets. Because equity markets were weak in 2002 and 2001, the variable life account balance was negatively impacted in both periods. At December 31, 2002, the variable life account balance was $119 million, declining 19% from the prior-year balance of $147 million. The following table summarizes selected variable life insurance information.

	Selected Variable Life Data
	2002	2001	2000
	(Dollar amounts in thousands)
Variable life collections during the year	$30,063	$33,961	$41,465
Variable life deposit balance at year end	118,639	146,547	157,800

LIFE INSURANCE

Summary of Results

(Dollar amounts in thousands)

	2002		2001		2000
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium and policy charges	$1,220,688	100.0%	$1,144,499	100.0%	$1,082,125	100.0%

Policy obligations	815,356	66.8	754,193	65.9	711,833	65.8
Required interest on reserves	(279,309)	(22.9)	(263,748)	(23.0)	(246,989)	(22.8)

Net policy obligations	536,047	43.9	490,445	42.9	464,844	43.0

Commissions and premium taxes	68,622	5.6	63,949	5.5	59,754	5.5
Amortization of acquisition costs	206,424	16.9	201,322	17.6	188,268	17.4
Required interest on deferred acquisition costs	111,587	9.2	105,391	9.2	98,596	9.1

Total expense	922,680	75.6	861,107	75.2	811,462	75.0

Insurance underwriting income before other income and administrative expenses	$298,008	24.4%	$283,392	24.8%	$270,663	25.0%

Gross margins, as indicated by insurance underwriting income before other income and administrative expense, rose 5% in both 2002 and 2001 over the respective prior year. Margins grew from $271 million in 2000 to $283 million in 2001 and to $298 million in 2002. As a percentage of life insurance premium, life insurance gross margins were 25% in both 2001 and 2000, but declined slightly to 24.4% in 2002. There was a slight increase in mortality in 2002 compared with the previous two years.

Health Insurance.    Torchmark markets its supplemental health insurance products through a number of distribution channels. The following table indicates health insurance premium income by distribution method during each of the last three years.

HEALTH INSURANCE

Premium by Distribution Method

(Dollar amounts in thousands)

	2002		2001		2000
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency	$467,017	45.8%	$464,100	45.9%	$442,370	48.6%
United American Branch Office Agency	318,508	31.3	323,159	32.0	254,267	27.9
Liberty National Exclusive Agency	159,720	15.7	155,886	15.4	151,363	16.6
American Income Exclusive Agency	52,080	5.1	49,835	4.9	48,296	5.3
Direct Response	21,795	2.1	17,773	1.8	14,860	1.6

	$1,019,120	100.0%	$1,010,753	100.0%	$911,156	100.0%

The following table presents annualized health premium issued and in force by distribution method for the last three years.

HEALTH INSURANCE

Annualized Premium Data by Distribution Method

(Dollar amounts in thousands)

	Annualized Premium Issued For the year ended December 31,			Annualized Premium In Force At December 31,
	2002	2001	2000	2002	2001	2000
United American Independent Agency	$96,052	$73,539	$85,115	$473,520	$474,816	$466,560
United American Branch Office Agency	75,383	115,684	145,089	316,337	337,026	310,526
Liberty National Exclusive Agency	12,157	10,747	10,081	165,394	162,724	163,387
American Income Exclusive Agency	11,438	10,019	8,615	51,299	49,260	47,659
Direct Response	6,752	3,295	3,572	23,932	18,817	16,167

	$201,782	$213,284	$252,472	$1,030,482	$1,042,643	$1,004,299

Health products sold by Torchmark insurance companies include Medicare Supplement, cancer, long-term care, and other under-age-65 limited-benefit supplemental medical and hospitalization products. As a percentage of annualized health premium in force at December 31, 2002, Medicare Supplement accounted for 69% and cancer 17%. The table below presents Torchmark’s health insurance annualized premium in force by major product category at December 31, 2002 and for the two preceding years.

HEALTH INSURANCE

Annualized Premium in Force by Product

(Dollar amounts in thousands)

	December 31,
	2002		2001		2000
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Medicare Supplement	$714,112	69.3%	$760,848	73.0%	$728,918	72.6%
Cancer	172,830	16.8	169,341	16.2	169,013	16.8
Other	143,540	13.9	112,454	10.8	106,368	10.6

Total	$1,030,482	100.0%	$1,042,643	100.0%	$1,004,299	100.0%

Premium for the health insurance segment increased 1% to $1.02 billion in 2002. It rose 11% to $1.01 billion in 2001 and 10% to $911 million in 2000. Annualized health premium in force declined 1% to $1.03 billion at December 31, 2002 over the previous year-end balance of $1.04 billion. Health premium in force rose 4% in 2001 and 14% during 2000. Sales of health insurance, in terms of annualized premium issued, declined 5% in 2002 to $202 million. In 2001, health sales declined 16% from $252 million to $213 million. The declines in health sales were attributable to declines in Medicare Supplement sales in both periods.

Medicare Supplement sales, in terms of annualized premium issued, fell 37% in 2002 to $99 million from $159 million in 2001. In 2001, Medicare Supplement sales were down 21% from $201 million the prior year. There were three major factors which contributed to these declines. First, sales in recent years prior to 2001 were positively affected by the involuntary terminations of Medicare HMO members, which resulted in the disenrollees returning to traditional Medicare and Medicare Supplements. In 2000, the number of disenrollees reached an unprecedented level. In 2001, however, these terminations were approximately half of those of the prior year. In 2002, terminations continued to decline. The second factor was that Medicare Supplement sales faced increased premium rate pressure from competition in some markets. Torchmark implemented premium rate increases on its Medicare Supplement policies on a more timely basis than some competitors during these periods. Management believes that these competitive pressures will subside as competitors obtain necessary rate increases. Torchmark plans to seek lower rate increases in 2003 than in recent years on this business which may improve its competitive position. Third, in addition to the increased competition, the number of producing agents at the United American Branch Office Agency declined in 2001 as agents in some markets left for easier sales at those competitors whose Medicare Supplement products were priced lower than Torchmark’s. Prior to 2001, this agency had experienced rapid growth in appointed agents, which contributed greatly to the growth in sales in these periods.

Medicare Supplement policies are highly regulated at both the federal and state levels with standardized benefit plans, limits on first year agent compensation, and mandated minimum loss ratios. However, they remain a popular supplemental health policy with the country’s large and growing group of Medicare beneficiaries. About 85% of all Medicare beneficiaries have Medicare Supplements to cover at least some portion of the deductibles and coinsurance for which the federal Medicare program does not pay. Because of loss ratio regulation, underwriting margins on Medicare Supplements are lower than those on Torchmark’s life business. However, due to United American’s low cost, service-oriented customer service and claims administration, as well as its economies of scale, it is a profitable line of business.

Other regulatory issues continue to affect the Medicare Supplement market. Medical cost inflation and changes to the Medicare program necessitate annual rate increases, which generally require state insurance department approval. In addition, Congress and the Executive Branch have begun studying ways to restructure the Medicare program. Therefore, it is likely that changes will be made to the Medicare program at sometime in the future. However, it appears that there will continue to be an important role for private insurers in helping senior citizens cover their healthcare costs. As a result, Medicare Supplements should continue as a popular product for senior-age consumers.

Medicare Supplement insurance is sold primarily by the United American Branch Office Agency and the United American Independent Agency. Medicare Supplement sales in both agencies have declined in both 2001 and 2002 as a result of the decline in HMO disenrollees, the increased competition, and the loss in the number of agents. At the end of 2001, the number of producing agents was 1,644 and declined to 1,280 at year-end 2002. In terms of annualized health premium issued, health sales for the Branch Office Agency were $75 million in 2002, declining 35% from sales of $116 million in 2001. Health sales in 2001 declined 20% from sales of $145 million in 2000. The Independent Agency sold $85 million, $74 million, and $96 million in each of the years 2000, 2001, and 2002, respectively. This represents a decline of 14% in 2001 but an increase of 31% in 2002. While Medicare Supplement sales in this agency declined in 2002, increases in sales of other limited-benefit health products, as discussed below, have more than offset the declines.

Cancer insurance premium in force rose 2% in 2002 to $173 million. It was flat in 2001 with premium in force of $169 million in both 2001 and 2000. Sales of this product were up 9% in 2002 to $12 million. Sales rose 7% in 2001 to $11 million from $10 million. A portion of the growth in cancer annualized premium in force has been attributable to premium rate increases to offset increased health care costs. Cancer insurance products are sold primarily by the Liberty National Exclusive Agency. This agency represented 85% of Torchmark’s total cancer annualized premium in force at December 31, 2002.

Sales of other limited-benefit health products more than doubled in 2002, increasing from $44 million in 2001 to $91 million in 2002. Sales of these products previously increased 7% in 2001 over the prior year. Annualized premium in force for other health products grew 28% in 2002 to $144 million, after rising 6% in 2001 to $112 million. The United American agencies have offered limited benefit plans for many years. The majority of the recent increases in sales were written by the United American Independent Agency. Most of the plans being written are limited benefit hospital and surgical plans that are lower cost alternatives to individual major medical plans, or that are bought to supplement employer-sponsored group health plans. Increased demand for these plans is the result of the growing unavailability of individual major medical plans and decreased coverage offered by employers. Because of the limits on maximum benefits and other limits, these type plans are less subject to high rate increases that have been experienced in major medical type plans. From a regulatory standpoint, these type plans generally require lower minimum loss ratios than Medicare Supplements, but they do experience slightly higher lapse rates.

HEALTH INSURANCE

Summary of Results

(Dollar amounts in thousands)

	2002		2001		2000
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium	$1,019,120	100.0%	$1,010,753	100.0%	$911,156	100.0%

Policy obligations	673,890	66.1	663,908	65.7	591,022	64.9
Required interest on reserves	(15,330)	(1.5)	(14,911)	(1.5)	(15,736)	(1.7)

Net policy obligations	658,560	64.6	648,997	64.2	575,286	63.2

Commissions and premium taxes	101,164	10.0	99,047	9.8	91,069	10.0
Amortization of acquisition costs	72,643	7.1	71,913	7.1	68,778	7.5
Required interest on deferred acquisition costs	19,266	1.9	17,338	1.7	14,907	1.6

Total expense	851,633	83.6	837,295	82.8	750,040	82.3

Insurance underwriting income before other income and administrative expenses	$167,487	16.4%	$173,458	17.2%	$161,116	17.7%

Health insurance underwriting income before other income and administrative expense declined 3% in 2002 from $173 million to $167 million. In 2001, health underwriting income rose 8% from $161 million in 2000. As a percentage of premium, underwriting income before other income and administrative expense declined in both 2002 and 2001 from their respective prior years. The decreases in margins were caused primarily by increased policy obligations in a closed block of cancer policies and slightly higher acquisition costs in the United American agencies.

Annuities.    Annuities are sold on both a fixed and variable basis. Fixed annuity deposits are held and invested by Torchmark and are obligations of the company. Variable annuity deposits are invested at the policyholder’s direction into his choice among a variety of mutual funds, which vary in degree of investment risk and return. A fixed annuity investment account is also available as a variable annuity investment option. Investments pertaining to variable annuity deposits are reported as “Separate Account Assets” and the corresponding deposit balances for variable annuities are reported as “Separate Account Liabilities.”

Annuity products are marketed by Torchmark to service a variety of needs, including retirement income and long-term, tax-deferred growth opportunities. Prior to 2001, Torchmark’s annuities were sold primarily by the Waddell & Reed sales force, which marketed United Investors’ products under a marketing agreement. In 2000, this sales force collected 96% of Torchmark’s total annuity collections. Effective April 30, 2001, Torchmark terminated the marketing agreement providing for the sale of Torchmark’s variable annuities by the Waddell & Reed sales force. Waddell & Reed was a former subsidiary of Torchmark which was spun off in 1998 but is no longer affiliated. In addition to no longer marketing United Investors’ products, Waddell & Reed has been replacing United Investors’ products with those of another carrier. As a result, Torchmark has experienced declines in annuity sales and deposit balances.

On March 19, 2002, an Alabama jury awarded United Investors $50 million in compensatory damages against Waddell & Reed. The dispute resulting in the litigation arose regarding certain compensation on United Investors’ in-force block of variable annuities and alleged a scheme by Waddell & Reed to improperly replace United Investors’ variable annuities with those of another company. On June 25, 2002, an order was issued by the Jefferson County Alabama Circuit Court entering the jury verdict. Interest on the $50 million award will accrue at an annual rate of 12% from June 25, 2002 until the date paid. Waddell & Reed has appealed the Circuit Court’s decision to the Alabama Supreme Court. In October, 2002, the Alabama Supreme Court affirmed the dismissal of counterclaims against Torchmark and an individual defendant but Waddell & Reed’s appeal from the jury verdict and trial court judgment remains pending. United Investors will not record the award or the related accrued interest as income until it is received, which will not occur until all appeals are completed. In addition, United Investors’ request for injunctive relief to prohibit future improper policy replacements by Waddell & Reed was denied by the Circuit Court, which specified that United Investors has the right to bring additional litigation against Waddell & Reed.

Torchmark is now marketing the variable annuities of United Investors through other broker-dealers. In addition, a small amount of fixed annuities are sold by the United American Independent Agency and the Liberty National Agency. While Torchmark continues to sell annuity products, it does not expect to emphasize this product line in the future.

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

	Annuity Deposit Balances			Annuity Collections
	(Dollar amounts in millions)			(Dollar amounts in thousands)

	2002	2001	2000	2002	2001	2000
Fixed	$628.1	$609.6	$661.6	$64,814	$33,461	$41,617
Variable	1,538.2	2,355.7	3,583.6	25,766	111,768	608,251

Total	$2,166.3	$2,965.3	$4,245.2	$90,580	$145,229	$649,868

Collections of fixed annuity premium almost doubled in 2002 at $65 million, compared with $33 million in 2001. Fixed annuity premium collections declined 20% in 2001 from $42 million in 2000. The fixed annuity deposit balance rose 3% to $628 million at year-end 2002 from $610 million at year-end 2001. This increase reversed the decline of 8% in 2001 to $610 million at year end from $662 million at year-end 2000. During 2000 and 2001, Torchmark had experienced weaker sales as a result of the reduced sales force and its reduced emphasis of annuity products. In 2002, weaker financial markets caused increased customer interest in fixed annuities and resulted in some transfers of variable annuity customers to fixed products.

Variable annuity collections declined 77% in 2002 to $26 million from $112 million in 2001. Variable collections had previously declined 82% from $608 million in 2000. The variable annuity account balance declined 35% in 2002 to $1.5 billion at December 31, 2002 from $2.4 billion at December 31, 2001. It declined 34% in 2001 from $3.6 billion at December 31, 2000. The loss of the Waddell & Reed sales force, the replacement activity by Waddell & Reed, and the weaker financial markets have been major factors in the declines in variable annuity sales and the variable annuity deposit balance in both 2002 and 2001. Variable accounts are valued based on the market values of the underlying securities.

ANNUITIES

Summary of Results

(Dollar amounts in thousands)

	2002	2001	2000
Policy charges	$39,225	$59,917	$52,929

Policy obligations	34,828	36,535	36,627
Required interest on reserves	(37,119)	(42,604)	(42,688)

Net policy obligations	(2,291)	(6,069)	(6,061)

Commissions and premium taxes	341	2,381	2,116
Amortization of acquisition costs	18,443	28,558	17,791
Required interest on deferred acquisition costs	8,098	9,351	8,124

Total expense	24,591	34,221	21,970

Insurance underwriting income before other income and administrative expenses	$14,634	$25,696	$30,959

        Annuity underwriting income before other income and administrative expense declined from $26 million in 2001 to $15 million in 2002. It declined 17% from $31 million in 2000. The declines in annuity underwriting income resulted from the declines in the annuity account balance in each period. Policy charges rose 13% in 2001 to $60 million before dropping 35% in 2002 to $39 million. Policy charges are generally based on the size of the annuity account balance. In 2001, policy charges increased despite declining account balances because of surrender charges generated by the Waddell & Reed replacement activity. However, the replacements caused an increase in the amortization of deferred acquisition costs which reduced 2001 underwriting income. The reduced variable annuity sales and replacement activity continued in 2002 and, along with the weaker financial markets, resulted in the lower variable annuity account size and overall lower annuity underwriting income.

Investments.    The following table summarizes Torchmark’s investment income and excess investment income.

Analysis of Excess Investment Income

(Dollar amounts in thousands except for per share data)

	2002	2001	2000
Net investment income	$518,618	$491,830	$472,426
Tax equivalency adjustment	3,701	4,377	8,655

Tax equivalent investment income	522,319	496,207	481,081

Required interest on net insurance policy liabilities:
Interest on reserves	(331,758)	(321,263)	(305,413)
Interest on deferred acquisition costs	138,951	132,080	121,627

Net required	(192,807)	(189,183)	(183,786)

Financing costs	(34,513)	(51,479)	(70,309)

Excess investment income	$294,999	$255,545	$226,986

Excess investment income per diluted share	$2.44	$2.03	$1.77

Mean invested assets (at amortized cost)	$7,297,834	$6,921,118	$6,581,601

Average net insurance policy liabilities	3,420,952	3,228,005	3,129,892

Average debt and preferred securities (at amortized cost)	882,267	849,162	924,729

Excess investment income represents the profit margin attributable to investment operations and cash flow management. It is the measure that management uses to evaluate the performance of the investment segment. It is defined as net investment income on a tax-equivalent basis reduced by the interest cost credited to net policy liabilities and the interest cost associated with capital funding or “financing costs.”

Net investment income rose 5% to $519 million in 2002. In 2001, net investment income increased 4% to $492 million after having increased 6% in 2000. On a tax-equivalent basis, in which the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities, investment income rose 5% in 2002. Tax-equivalent investment income rose 3% in 2001 and increased 5% in 2000. The increase in both 2002 and 2001 was caused by the growth in mean invested assets, which rose 5% during each year to $6.9 billion in 2001 and $7.3 billion in 2002. Mean invested assets are computed on the basis of book value. The average tax-equivalent yield on the portfolio stabilized in 2002 at 7.16%. The average yield declined approximately 14 basis points during 2001 to 7.17% from 7.31%, since rates have generally declined on investments acquired during this period. This decline in yield partially offset the benefit to net investment income from the larger asset base in 2001. The growth in mean invested assets was achieved in both 2002 and 2001 even though $182 million and $159 million were used to buy back Torchmark stock under its ongoing share repurchase program in 2002 and 2001, respectively.

New cash flow was invested primarily in taxable fixed-maturity securities in both 2002 and 2001. These securities consisted primarily of investment-grade corporate bonds and trust preferred securities. As a result, the mean taxable fixed-maturity balance has grown in each year, rising 8% in 2001 to $6.1 billion and 7% in 2002 to $6.6 billion.

Excess investment income grew 15% in 2002 to $295 million. It previously increased 13% in 2001 and 5% in 2000. Because excess investment income is a measure of the efficient use of cash flow, and cash has been used for share purchases, excess investment income should be viewed on a per share basis. Excess investment income per diluted share increased 20% in 2002 to $2.44 per share. It increased 15% in 2001 and 10% in 2000. The growth in excess investment income in both 2002 and 2001 resulted in large part from the reductions in financing costs through the lower interest rate environment and the redemption of the MIPS during 2001. In 2002, Torchmark reduced financing costs by $23 million through the swap agreements on its debt and preferred security instruments, accounting for the majority of the growth in excess investment income. These agreements reduced financing costs by $8 million in 2001.

It is Torchmark’s investment strategy to maintain a positive spread between yields on new investments and the company’s required yield on policy and financing costs. To accomplish this, the company invests new cash primarily in corporate investment-grade quality fixed-maturity bonds. In periods of lower than historically normal interest rates, such as experienced in recent years, Torchmark maintained its yield spread by purchasing longer maturities. Because the majority of Torchmark’s liabilities are its policy liabilities, which have fixed interest rates and are very long-term, Torchmark does not experience negative asset and liability matching by extending investment maturities. Torchmark’s 2002 investment results indicate this strategy is effective even in periods of low rates, but the company expects to benefit as rates eventually rebound. Funds generated annually from insurance operations as well as those from the investment portfolio exceed the total of floating rate liabilities, and reinvestment at higher rates should result in a positive benefit to excess investment income.

In 2002, new investments in fixed maturities totaled $1.2 billion, compared with $1.5 billion in 2001 and $1.1 billion in 2000. While principal and interest available for commitment are rather stable, investments from year to year can fluctuate due to the extent of tax driven sales or, infrequently, from portfolio restructurings. Acquisitions in 2002 were made at an effective compounded yield of 7.53%, compared with an effective compounded yield of 7.49% in 2001 and 8.07% in 2000. These yields equate to nominal yields on acquisition of 7.39%, 7.35%, and 7.87% in those years, respectively. Acquisitions in 2002 had an average life of 13.7 years, little changed from 11.4 years in 2001 and higher than 7.6 years in 2000.

At the close of 2002, the fixed-maturity portfolio had a tax-equivalent book yield of 7.43%, virtually the same as the 7.44% portfolio yield of the previous year and slightly less than 7.50% at the end of 2000. The portfolio average life increased to 9.6 years at year-end 2002, compared with 9.4 years at the end of 2001. Both yield and average life calculations are based on the maturity date, or for callable bonds, the call or the maturity date whichever produces the lowest yield (yield to worst).

At December 31, 2002, approximately 92% of invested assets were held in fixed-maturity securities. The major rating agencies considered approximately 92% of the portfolio to be investment grade. The average quality of the portfolio continues to be “A-.” The investment strategy of the company is to purchase only investment-grade obligations. The increase in below investment-grade issues were the result of ratings downgrades of existing holdings.

During 2002, Torchmark wrote down several individual holdings to estimated fair value as a result of other-than-temporary impairment. The impaired securities met some or all of Torchmark’s criteria for other-than-temporary impairment as discussed in its Critical Accounting Policies on page 41 of this report. In total, eleven individual issues with combined book values of $121 million were written down to $32 million, creating a pre-tax charge of $89 million. Bonds of eight of the issuers were held at year end. Five of these issuers were delinquent in interest payments. The writedown was partially offset by net realized gains of $13 million on other investments. An analysis of the 2002 writedowns by industry sector at the date of writedown is as follows:

	(Amounts in millions)

Sector	Estimated Fair Value	Amortized Cost	Pretax Impairment Loss
Communications	$8.2	$56.6	$48.4
Measuring Instruments, Photo	14.2	37.1	22.9
Media	2.7	8.9	6.2
Electric, Gas, Sanitation	2.4	8.4	6.0
Air Transportation	4.0	9.8	5.8

Total	$31.5	$120.8	$89.3

At the end of 2002, the fixed-maturity portfolio had a book value of $6.9 billion and fair market value of $7.2 billion, for an unrealized gain of $306 million. This compares with an unrealized loss of $1.8 million at the end of 2001. The increase in unrealized gain in 2002 resulted primarily from the decline in rates in financial markets. However, gross unrealized losses on fixed maturities were $177 million at December 31, 2002, compared with $195 million a year earlier. The following tables disclose selected information about the gross unrealized losses of Torchmark’s fixed maturities at December 31, 2002.

	(Amounts in millions)

	Fair value greater than 75% of par	Fair value less than 75% of par for less than six months	Fair value less than 75% of par for more than six months	Total
Investment grade securities:
Corporates	$70.6	$0.8		$71.4
Non-investment grade securities:
Corporates	51.0	22.7	$30.5	104.2
Municipals			1.6	1.6

	$121.6	$23.5	$32.1	$177.2

Maturity distribution:
Less than 1 year	$1.4			$1.4
From 1 to 5 years	25.8		$1.1	26.9
From 5 to 10 years	32.5	$8.5	23.4	64.4
From 10 to 20 years	27.7	1.7	2.1	31.5
More than 20 years	34.2	13.3	5.5	53.0

	$121.6	$23.5	$32.1	$177.2

Major sectors:
Electric, Gas, Sanitation	$32.9	$2.5	$12.9	$48.3
Insurance Carriers	24.0	12.6	0.1	36.7
Communications	14.5		0.5	15.0
Petroleum Refining & Related	2.7	5.9	0.8	9.4
General Merchandise Stores	6.3			6.3
Stone, Clay, Glass, Concrete	6.0			6.0
Textile Mill Products			5.6	5.6
Auto Repair, Services	5.7			5.7
Rubber & Plastics Products	4.2			4.2
Nondepository Credit Institutions	4.2			4.2
Electrical, Other Electrical Equip	0.6		3.6	4.2
Media			3.8	3.8
Industrial, Commercial Machinery	1.9	1.7		3.6
Metal Mining			1.9	1.9
Municipals			1.6	1.6
Other	18.6	0.8	1.3	20.7

	$121.6	$23.5	$32.1	$177.2

The distribution of expected maturities at December 31 of the indicated year is as follows:

	2002	2001
Short terms and under 1 year	4.5%	4.2%
2-5 years	28.6	20.4
6-10 years	34.8	46.5
11-15 years	12.8	12.7
16-20 years	5.2	5.6
Over 20 years	14.1	10.6

	100.0%	100.0%

With emphasis on bond investments over investments in equities, mortgages, or real estate, the relative percentage of Torchmark’s investments by type continues to vary from industry data. The following table presents Torchmark’s components of invested assets at amortized cost as of December 31, 2002 with the latest industry data.

	Torchmark		Industry % (1)
	Amount (in thousands)%
Bonds	$6,888,830	92.2%	72.9%
Equities	24,260	0.3	5.2
Mortgage loans	121,805	1.6	10.5
Real estate	9,351	0.1	1.0
Policy loans	279,429	3.7	4.5
Other invested assets	80,863	1.1	3.1
Short terms	72,812	1.0	2.8

	$7,477,350	100.0%	100.0%

(1)	Latest data available from the American Council of Life Insurance.

During 2001, Torchmark adopted a new accounting principle, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets (EITF 99-20), which changed the method of accounting for certain of its asset-backed securities. As a result of the requirements of the new principle, Torchmark wrote these investments down $41 million, or $27 million net of tax, which has been reported as a change in accounting principle. Subsequent to adoption, impairments of these assets have been and will be reported as realized investment losses. In 2001, after the adoption of the new rule, an additional impairment loss of $1.6 million after tax was recorded. Additionally, certain of the asset-based securities were sold during both 2002 and 2001. These sales resulted in proceeds of $40 million at an after-tax loss of $170 thousand in 2001, and proceeds of $13 million at an after-tax loss of $3 million in 2002. At year-end 2002, Torchmark held less than $300 thousand at fair value of asset-backed securities considered impaired by EITF 99-20. For more information on the effects of this accounting rule, see Note 11—Change in Accounting Principle in the Notes to Consolidated Financial Statements on page 65 of this report.

Credit Risk Sensitivity.    Credit risk is the level of certainty that a security’s issuer will maintain its ability to honor the terms of that security until maturity. In the past two years, due to the economic downturn and other factors, the securities of many industry sectors especially affected have suffered increased credit risk. As a result, many securities have been downgraded by credit-rating agencies to below-investment grade status. Thus, the likelihood the issuers will honor their securities’ terms has been reduced and the securities’ market values have been impaired. As Torchmark continues to invest in corporate bonds with relatively long maturities, credit risk is a concern. Torchmark mitigates this ongoing risk, in part, by only acquiring investment-grade bonds, and also by investigating the financial fundamentals of each prospective issuer. The table below demonstrates the credit rankings of Torchmark’s fixed income portfolio.

Rating	Amount (in thousands)%
AAA	$481,051	6.7%
AA	356,109	4.9
A	3,420,983	47.6
BBB	2,374,271	33.0
BB	325,730	4.5
B	148,435	2.1
Less than B	77,752	1.1
Not rated	10,061	0.1

	$7,194,392	100.0%

Torchmark reduces credit risk by maintaining investments in a wide range of industry sectors. The following table presents the highest ten percentage holdings of Torchmark’s corporate fixed maturities by industry sector at December 31, 2002.

Industry	%
Depository Institutions	16.5%
Electric, Gas, Sanitation Services	15.8
Insurance Carriers	11.5
Nondepository Credit Institutions (Finance)	6.1
Communications	5.0
Chemicals & Allied Products	3.6
Food & Kindred Products	3.3
Transportation Equipment	2.6
Industrial, Commercial Machinery, Computer Equipment	2.0
Rubber & Miscellaneous Plastics Products	1.9

Otherwise, no individual industry represented 1.9% or more of Torchmark’s corporate fixed maturities.

Market Risk Sensitivity.    Market risk is the risk that the value of a security will change because of a change in market conditions. Torchmark’s primary exposure to market risk is interest rate risk, which is the risk that a change in a security’s value could occur because of a change in interest rates. This risk is significant to Torchmark’s investment portfolio because its fixed-maturity holdings amount to 92% of total investments. The effects of interest rate fluctuations on fixed investments are reflected on an after-tax basis in Torchmark’s shareholders’ equity because these investments are marked to market value under SFAS 115.

The actual interest rate risk to Torchmark is reduced because the effect that changes in rates have on assets is offset by the effect they have on insurance liabilities and on debt. Interest assumptions are used to compute the majority of Torchmark’s insurance liabilities. These insurance liabilities, net of deferred acquisition costs, were $3.8 billion and debt and preferred securities were $.9 billion at December 31, 2002, compared with fixed-maturity investments of $6.9 billion at amortized cost at the same date. Because of the long-term nature of insurance liabilities, temporary changes in value caused by rate fluctuations have little bearing on ultimate obligations. In accordance with GAAP, insurance liabilities and debt are generally not marked to market.

Market risk is managed in a manner consistent with Torchmark’s investment objectives. Torchmark seeks to maintain a portfolio of high-quality fixed-maturity assets that may be sold in response to changing market conditions. However, it is Torchmark’s primary objective to hold securities to maturity. Torchmark’s strong operating cash flow and stable, long-term policy liabilities decrease the likelihood of needing to sell fixed investments for operating liquidity. Some sales may be made to preserve capital due to changes in credit quality of individual securities or for tax purposes. Potential volatility in the value of Torchmark’s longer-term fixed-maturity holdings is reduced by the Company’s practice of holding securities to maturity, which has resulted in 33% of the fixed portfolio being expected to repay within five years and 68% within ten years. Also, the portfolio and market conditions are constantly evaluated for appropriate action.

No derivative instruments are used to manage Torchmark’s exposure to market risk in the investment portfolio. Interest-rate swap instruments have been entered into by Torchmark in connection with its preferred stock and certain debt issues as discussed in the Notes to the Consolidated Financial Statements on page 70 of this report and in Capital Resources beginning on page 34 of this report.

The liability for Torchmark’s insurance policy obligations is computed using interest assumptions, some of which are contractually guaranteed. A reduction in market interest rates of a permanent nature could cause investment return to fall below guaranteed amounts. Torchmark’s insurance companies participate in the cash flow testing procedures imposed by statutory insurance regulations, the purpose of which is to insure that such liabilities are adequate to meet the company’s obligations under a variety of interest rate scenarios. Those procedures indicate that Torchmark’s insurance policy liabilities, when considered in light of the assets held with respect to such liabilities and the investment income expected to be received on such assets, are adequate to meet the obligations and expenses of Torchmark’s insurance activities in all but the most extreme circumstances.

The following table illustrates the market risk sensitivity of Torchmark’s interest-rate sensitive fixed-maturity portfolio at December 31, 2002, 2001, and 2000. This table measures the effect of a change in interest rates (as represented by the U.S. Treasury curve) on the fair value of Torchmark’s fixed-maturity portfolio. The data is prepared through a model which incorporates various assumptions and estimates to measure the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points. It takes into account the effect that special option features such as call options, put options, and unscheduled repayments could have on the portfolio, given the changes in rates. The valuation of these option features is dependent upon assumptions about future interest rate volatility that are based on past performance.

	Market Value of Fixed-Maturity Portfolio ($ millions)
Change in Interest Rates (in basis points)	At December 31, 2002	At December 31, 2001
-200	$8,213	$7,432
-100	7,702	6,971
0	7,194	6,526
100	6,744	6,128
200	6,302	5,748

FINANCIAL CONDITION

Liquidity.    Liquidity provides an institution such as Torchmark with the ability to meet on demand the cash commitments required by its business operations and financial obligations. Torchmark’s liquidity is derived from three sources: positive cash flow from operations, portfolio of marketable securities, and a line of credit facility.

Torchmark’s insurance operations have historically generated positive cash flows in excess of its immediate needs. Cash flows provided from operations increased in each of the three years ended December 31, 2002 over their respective prior year. They were $651 million in 2002, compared with $618 million in 2001 and $523 million in 2000. In addition to operating cash flows, Torchmark received $304 million in investment maturities and repayments during 2002, adding to available cash flows. Such repayments were $263 million in 2001 and $226 million in 2000. Cash flows in excess of immediate requirements are used to build an investment base to fund future requirements. Available cash flows are also used to repay debt, to buy back Torchmark shares, to pay shareholder dividends, and for other corporate uses. While Torchmark’s cash flows have historically been positive and very strong, a reduction in cash flow could negatively affect its liquidity.

Torchmark’s cash and short-term investments were $80 million at year-end 2002 and $138 million at year-end 2001. In addition to these highly liquid assets, Torchmark has a portfolio of marketable fixed and equity securities that are available for sale should the need arise. These securities had a value of $7.2 billion at December 31, 2002.

Torchmark has in place a line of credit facility with a group of lenders which allows unsecured borrowings and stand-by letters of credit up to $625 million. The facility is split into two parts: a $325 million 364-day tranche maturing November 27, 2003, and a $300 million five-year tranche maturing November 30, 2006. The company has the ability to request up to $200 million in letters of credit to be issued against the $300 million five-year tranche. Under either tranche, interest is charged at variable rates. The line of credit is further designated as a back-up credit line for a commercial paper program not to exceed $600 million, whereby Torchmark may borrow from either the credit line or issue commercial paper at any time. Commercial paper borrowings and letters of credit on a combined basis may not exceed $625 million. At December 31, 2002, $202 million face amount of commercial paper was outstanding, $170 million letters of credit were issued, and there were no borrowings under the line of credit. A facility fee is charged on the entire $625 million facility. The facility does not contain any ratings-based acceleration triggers which would require early repayment. In accordance with the agreements, Torchmark is subject to certain covenants regarding capitalization and earnings. At December 31, 2002, Torchmark was in full compliance with these covenants.

Liquidity of the parent company is affected by the ability of the subsidiaries to pay dividends. The parent receives dividends from subsidiaries in order to meet dividend payments on common and preferred stock, interest and principal repayment requirements on parent-company debt, and operating expenses of the parent company. Dividends from insurance subsidiaries of Torchmark are limited to the greater of statutory net gain from operations, excluding capital gains and losses, on an annual noncumulative basis, or 10% of surplus, in the absence of special approval. Distributions are not permitted in excess of statutory net worth. Subsidiaries are also subject to certain minimum capital requirements. Although these restrictions exist, dividend availability from subsidiaries historically has been and is expected to be more than adequate to meet the cash flow needs for parent company operations. During the year 2003, a maximum amount of $283 million is expected to be available to Torchmark from insurance subsidiaries without regulatory approval.

Capital Resources.    In the use of financial measures and ratios to evaluate its use of capital resources, Torchmark’s management adjusts shareholders’ equity to remove the effect caused by changes in the interest rates in the financial markets. Torchmark has a large available-for-sale fixed- maturity portfolio and is required by an accounting rule (SFAS 115) to revalue the portfolio to fair market value at the end of each accounting period. These changes in value, net of tax, are reflected directly in shareholders’ equity. Because the size of Torchmark’s fixed maturity portfolio is very large relative to shareholders’ equity, and because small changes in interest rates can cause huge swings in market value, Torchmark’s shareholders’ equity as reported in accordance with GAAP can be volatile. This volatility can distort the measure of Torchmark’s capital structure, as the short-term changes in the value of its fixed-maturity investment portfolio have little bearing on its long-term ongoing insurance business. For this reason, this interest-based market adjustment is removed from shareholders’ equity and related ratios to provide management and investors a clearer picture of Torchmark’s shareholders’ equity. A reconciliation of shareholders’ equity excluding SFAS 115 with shareholders’ equity is as follows:

	(Amounts in millions)
	2002	2001	2000
Shareholders’ equity excluding SFAS 115	$2,664.3	$2,497.4	$2,341.6
SFAS 115 adjustment	187.2	(.3)	(139.2)

Shareholders’ equity (most directly comparable GAAP financial measure)	$2,851.5	$2,497.1	$2,202.4

Torchmark’s capital structure consists of long and short-term debt, preferred securities, and shareholders’ equity. Torchmark’s debt consists of its funded debt and its commercial paper facility. An analysis of Torchmark’s funded debt outstanding at year-ends 2002 and 2001 at par value is as follows:

Instrument	Year Due	Rate	2002	2001
			Principal Amount ($ thousands)	Principal Amount ($ thousands)
Senior Debentures	2009	8 1/4	$99,450	$99,450
Notes	2023	7 7/8	168,912	168,987
Notes	2013	7 3/8	94,050	94,050
Senior Notes	2006	6 1/4	180,000	180,000

Total funded debt			$542,412	$542,487

The carrying value of the funded debt was $552 million at December 31, 2002, compared with $536 million a year earlier. In accordance with accounting rules, Torchmark carries the 2006 Senior Notes at fair value since they are backed by derivatives that qualify as a hedge. This market value increase accounted for $15 million of the 2002 increase in the carrying value of total funded debt.

Torchmark issued $180 million principal amount of 6 1/4% Senior Notes in December, 2001. These notes will mature on December 15, 2006 and may not be redeemed prior to maturity. There is no sinking fund requirement. Interest is payable semi-annually on June 15 and December 15. These notes are unsecured and rank equally with Torchmark’s other unsecured indebtedness. Proceeds from the issuance, after underwriters’ discount and expenses of the offering, were approximately $178 million. Proceeds were used initially to pay down short-term debt.

In connection with this issuance, Torchmark entered into a five-year swap agreement with an unaffiliated party to swap the 6 1/4% fixed rate payment obligation for a floating rate obligation. The floating rate is based on the six-month LIBOR and resets every six months. At December 31, 2002, the floating rate was 2.63%. The swap arrangement added $3.6 million net of tax to Torchmark’s 2002 net operating income. This swap derivative qualifies as a hedge under accounting rules. Therefore, changes in its market value are substantially offset by changes in the value of the debt security. Torchmark’s derivative instruments are classified as Other Invested Assets.

In 2002, Torchmark acquired $75 thousand principal amount of its 7 7/8% Notes due 2023 at a cost of $76 thousand, resulting in a $2 thousand loss on debt redemption after tax. In 2001, $8.1 million par value of the 7 7/8% Notes was acquired by Torchmark at a cost of $8.3 million, resulting in an after-tax loss of $277 thousand. In 2000, $4.6 million principal amount of Torchmark 7 7/8% Notes and $2.0 million principal amount of the 7 3/8% Notes were acquired at a cost of $4.2 million and $1.9 million, respectively. The redemption of this debt in 2000 resulted in an after-tax gain of $202 thousand.

In November, 2001, Torchmark established two Capital Trusts which in turn sold trust preferred securities in a public offering. Capital Trust I sold 5 million shares and Capital Trust II sold 1 million shares. The trust preferreds sold in the two offerings have identical terms. Each offering consisted of 7 3/4% trust preferreds at a liquidation amount of $25 per security, resulting in an aggregate liquidation amount of $150 million. They are redeemable at Torchmark’s option in part or whole at any time on or after November 2, 2006. They are subject to a mandatory redemption on November 1, 2041. Distributions are cumulative and are paid quarterly at an annual rate of 7 3/4%, or at a rate of $1.9375 per share. All payments by the Trusts regarding the trust preferreds are guaranteed by Torchmark. The Capital Trusts are wholly-owned consolidated subsidiaries of Torchmark.

The two offerings resulted in proceeds to the Capital Trusts of $145 million, after underwriters’ discount and issue expenses. The Capital Trusts used the proceeds to buy 7 3/4% Junior Subordinated Debentures from Torchmark in like amount. Torchmark used these proceeds to redeem the remaining $110 million of outstanding 9.18% MIPS and to pay down short-term debt.

In conjunction with the offering of the trust preferred securities, Torchmark entered into a ten-year swap agreement to replace the 7 3/4% fixed-distribution obligation with a floating rate payment. The floating rate is based on the three-month LIBOR and resets each quarter when the distributions are made. The trust preferred swap rate is set in arrears each quarter. Therefore it is estimated at the end of each accounting period. At December 31, 2002, the variable rate was 3.6%. This swap derivative does not qualify as a hedge for accounting purposes and is carried on the consolidated balance sheet at fair market value. At December 31, 2002, this swap was valued at a gain of $16 million before tax. Torchmark’s net operating income was increased $3.7 million in 2002 as a result of the swap.

The MIPS were originally issued in 1994 at a redemption amount of $200 million with a monthly dividend based on an annual rate of 9.18%. The MIPS were redeemable at Torchmark’s option at any time after September 30, 1999 at the full redemption amount of $25 per share. Torchmark elected to redeem the MIPS in full during 2001 in three transactions which resulted in an after-tax loss on redemption of $4.3 million. Funds to repay $110 million of the principal amount were derived from the issuance of the trust preferred securities in November, 2001, while the remaining $90 million balance was redeemed using corporate cash flow or by short-term borrowings earlier in the year.

Torchmark has a swap agreement, originally entered into when the MIPS were issued, to exchange a monthly fixed payment based on an annual rate of 9.18% for a floating rate based on the one-month LIBOR rate on a notional amount of $200 million. While the MIPS have been redeemed, the swap is still in place and does not expire until September 30, 2004. At December 31, 2002, Torchmark was obligated to pay at a floating rate of 2.83% on this agreement, while collecting at a rate of 9.18%. Torchmark’s net operating income benefited $7.7 million in 2002, $4.6 million in 2001, and $1.6 million in 2000 because of this swap agreement. At December 31, 2002, this swap was carried at its fair market value of $21 million.

Short-term debt consists of Torchmark’s commercial paper outstanding. The commercial paper balance outstanding at December 31, 2002 was $201 million at carrying value, compared with a balance of $204 million a year earlier. The commercial paper borrowing balance fluctuates based on Torchmark’s current needs.

The following table presents information about Torchmark’s debt-to-capitalization. As discussed on page 34 , Torchmark removes the effect of fluctuations in shareholders’ equity resulting from changes in interest rates caused by accounting rule SFAS 115. Management believes the debt-to-capitalization ratio excluding SFAS 115 provides a more meaningful presentation of Torchmark’s capitalization. In addition, lending banks require that the capitalization ratios specified in the debt covenants concerning Torchmark’s short-term debt agreements be computed on the basis excluding SFAS 115. Debt-to-capitalization is also presented whereby preferred securities are included as either equity or debt.

	At December 31,
	2002	2001
Debt to total capitalization, (most directly comparable GAAP financial measure)	20.1%	21.9%
Debt to total capitalization, excluding SFAS 115	21.1	21.9
Debt to total capitalization, excluding SFAS 115, counting preferred securities as debt	25.2	26.2

Torchmark’s ratio of earnings before interest, taxes and discontinued operations to interest requirements was 21.4 times in 2002, compared with 14.5 times in 2001 and 11.3 times in 2000. If realized investment losses were excluded, this coverage ratio would have been 23.6 in 2002 and 14.6 in 2001. Torchmark’s interest expense declined 36% in 2002 to $29 million and 18% to $44.5 million in 2001. The 2002 decline in interest expense was caused primarily by the lower rates in financial markets that resulted in a benefit from the three interest rate swaps and in reduced interest cost on short-term debt. The 2001 decline also resulted from much lower interest rates in financial markets and a reduction in average debt outstanding.

Under its share repurchase program, Torchmark continues to make share purchases in the open market when market conditions are favorable. In 2002, Torchmark acquired 4.8 million shares at a cost of $182 million. Purchases of 7.8 million shares at a cost of $303 million were made in 2001 and 6.1 million shares were acquired at a cost of $147 million in 2000. Torchmark plans to continue to make share purchases when prices are attractive.

In each of the years 2001 and 2000, Torchmark executed stock option exercise and restoration programs whereby Torchmark employees and directors exercised vested stock options and received a reduced number of new options at the current market price. While these programs resulted in the issuance of new shares, a substantial portion of the new shares were sold immediately by the participants in the open market to cover the cost of the purchased shares and the related minimum taxes. As a result of these restoration programs, management’s ownership interest increased, and Torchmark received a current tax benefit from the exercise of the options. The following table presents key information about the programs.

Exercise date	August 9, 2001	December 20, 2000
Number of participants	122	2
Shares issued (thousands)	3,976	433
Shares sold (thousands)	3,347	283
New options (thousands)	3,305	263

The following table presents book value per share information on a basis in which the effect of accounting rule SFAS 115 has been removed from common shareholder’s equity, which is the numerator in this ratio. As discussed on page 34, the removal of SFAS 115 eliminates the volatility in book value caused by interest rate fluctuations in financial markets that have little bearing on Torchmark’s ongoing operations. The increases in book value excluding SFAS 115 and book value per diluted share excluding SFAS 115 in each period resulted primarily from the addition of earnings and were achieved in spite of the Torchmark share purchases of $303 million in 2001 and $182 million in 2002.

	At December 31,
	2002	2001	2000
Book value per diluted share, (most directly comparable GAAP financial measure)	$24.04	$20.24	$17.30
Book value per diluted share, excluding SFAS 115 (Torchmark’s preferred measure)	22.46	20.25	18.39

The following table displays Torchmark’s return on average equity excluding the effect of SFAS 115. Additionally, Torchmark management prefers to use net operating income as defined on pages 16-18 as the numerator of this ratio.

	For the year ended December 31,
	2002	2001	2000
Return on average equity:
Net income as a percentage of shareholders’ equity (most directly comparable GAAP financial measure)	14.6%	14.9%	17.5%
Net operating income as a percentage of shareholders’ equity excluding SFAS 115 (Torchmark’s preferred measure)	16.5	16.6	16.9

Credit Ratings.    The credit quality of Torchmark’s debt instruments and capital securities are by various rating agencies. The chart below presents selected ratings as of December 31, 2002.

	Standard & Poors	Fitch	Moody’s	A.M. Best
Commercial Paper	A-1	F-1	P-2	AMB-1
Funded Debt	A	A	A3	a
Preferred Stock	BBB+	A-	baa1	a-

The financial strength of Torchmark’s major insurance subsidiaries are also rated by Standard & Poor’s and A.M. Best. The following chart presents these ratings for Torchmark’s five largest insurance subsidiaries at December 31, 2002.

	Standard & Poors	A.M. Best
Liberty	AA	A+ (Superior)
Globe	AA	A+ (Superior)
United Investors	AA	A+ (Superior)
United American	AA	A+ (Superior)
American Income	AA	A (Excellent)

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

The AA rating is assigned by Standard & Poor’s Corporation to those companies who offer excellent financial security on an absolute and relative basis and whose capacity to meet policyholders’ obligations is overwhelming under a variety of economic and underwriting conditions.

Contractual Commitments.    A schedule of Torchmark’s scheduled contractual commitments for the next five years at December 31, 2002 is as follows.

	($ millions)
	2003	2004	2005	2006	2007	Thereafter
Short-term debt	$201.5	—	—	—	—	—
Long-term debt	—	—	—	$180.0	—	$362.4
Preferred stock	—	—	—	—	—	150.0
Operating lease obligations	2.1	1.4	1.0	.7	.6	1.4

Total	$203.6	$1.4	$1.0	$180.7	$.6	$513.8

OTHER ITEMS

Litigation.    Torchmark and its subsidiaries continue to be named as parties to pending or threatened litigation, much of which involves punitive damage claims based upon allegations of agent misconduct at Liberty in Alabama. Such punitive damage claims are tried in Alabama state courts where any punitive damage litigation may have the potential for significant adverse results since punitive damages in Alabama are based upon the compensatory damages (including mental anguish) awarded and the discretion of the jury in awarding compensatory damages is not precisely defined. Additionally, it should be noted that Torchmark subsidiaries actively market insurance in the State of Mississippi, a jurisdiction which is nationally recognized for large punitive damage verdicts. Bespeaking caution is the fact that it is impossible to predict the likelihood or extent of punitive damages that may be awarded if liability is found in any given case. It is thus difficult to predict with certainty the liability of Torchmark or its subsidiaries in any given case because of the unpredictable nature of this type of litigation. Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, contingent liabilities arising from threatened and pending litigation are not presently considered by management to be material. For more information concerning litigation, please refer to Note 18—Commitments and Contingencies in the Notes to Consolidated Financial Statements beginning on page 75.

TRANSACTIONS WITH RELATED PARTIES

First Command.    Lamar C. Smith, a director of Torchmark, is an officer and director of First Command Financial Services, Inc. (First Command), a corporation 100% owned by the First Command Employee Stock Ownership Plan (First Command ESOP). Mr. Smith is a beneficiary of the First Command ESOP although he has no ability to vote the stock of First Command that is held by the First Command ESOP. First Command, with 545 home office agency employees and more than 1,000 appointed agents both inside and outside the United States, receives commissions as the Military Agency distribution system for selling certain life insurance products offered by Torchmark’s insurance subsidiaries. These commissions were $52.6 million in 2002, $48.2 million in 2001, and $43.5 million in 2000.

During 2001, Torchmark entered into a coinsurance agreement with First Command’s life subsidiary whereby Torchmark cedes back to First Command approximately 5% of the new life insurance business sold by First Command on behalf of Torchmark’s insurance subsidiaries. Under the terms of this agreement, First Command pays Torchmark a maintenance expense allowance equal to 5.5% of all premium collected and an issue allowance of 2.9% of first year premium collected. Torchmark is also reimbursed for actual commissions, premium taxes, and claims paid on the business ceded to First Command. Also under the agreement, Torchmark provides First Command certain administrative, accounting, and investment management services. Premium ceded in 2002 was $780 thousand and in 2001 was $108 thousand. At December 31, 2002, life insurance ceded was $139 million and annualized ceded premium was $1.2 million.

Torchmark has entered into two loan agreements with First Command, a construction loan agreement and a collateral loan agreement. The construction loan was entered into in 2001 and had an outstanding balance of $19.4 million at December 31, 2002. The loan was made at a rate of 7.55% and is collateralized by a four-story building in Fort Worth, Texas. In addition to the office building as collateral, in the event of default, Torchmark has the right of offset to any commission due First Command. The maximum amount of borrowing allowed on this loan is $22.5 million. Interest is added to the loan balance until the building is completed. The agreement calls for Torchmark to permanently finance the building with a fifteen-year mortgage at a rate of 2.25% over the ten-year treasury rate at inception, but not less than 7%.

The collateral loan agreement was entered into in 1998 with an initial loan of $7 million. An additional $15 million was loaned in 2001. The loan bears interest at a rate of 7%. Initially, it was collateralized by a group of mutual funds in which the loan balance could never exceed 90% of the value of the collateral. In 2002, real estate owned by First Command was pledged as additional collateral due to weak financial markets. The collateral agreement was modified so that the loan balance is not to exceed the sum of 90% of the mutual funds pledged plus 75% of the appraised value of the real estate pledged. The real estate appraisal was performed by an independent firm. The loan accumulated interest until December 31, 2001, after which time First Command began making fixed monthly payments that will amortize the loan over fifteen years. The outstanding loan balance at December 31, 2001 was $22.9 million and was $22.0 million at December 31, 2002. Also at December 31, 2002, the appraised value of the collateral real estate was $17.6 million and the market value of the mutual funds pledged was $12.6 million.

Real Estate.    Torchmark sold the majority of its investment real estate properties in two transactions in 1999. One of these transactions involved Elgin Development Company, of which R. K. Richey, the Chairman of the Executive Committee of Torchmark, was an investor. This transaction involved the sale of properties to an investor group of which Elgin Development Company was a 30% investor. Total consideration for the transaction was $97.4 million of which $85 million was cash and the balance was in a ten year collateralized 8% note from Elgin Development Company. Torchmark’s loss associated with this transaction was $10 million after tax. At the time of the transaction, Mr. Richey was a one-third investor in Elgin Development Company, with a total investment in Elgin Development of approximately $1.5 million. The outstanding balance of the collateralized note with Elgin Development Company, which is included in fixed maturities, was $10.1 million at December 31, 2002 and $10.5 million at December 31, 2001.

At the present time, Mr. Richey is a 25% investor in Stonegate Realty Company, LLC, the parent company of Elgin Development Company. He is also a one-third investor in Stonegate Management Company, LLC, which, in turn, is a 50% owner of Commercial Real Estate Services. Commercial Real Estate Services manages certain of Torchmark’s company-occupied and investment real estate properties along with those of other clients. Fees paid by Torchmark subsidiaries for these management and maintenance services were $750 thousand in 2002, $757 thousand in 2001, and $750 thousand in 2000. Lease rentals paid by Torchmark subsidiaries were $260 thousand, $261 thousand, and $260 thousand in 2002, 2001, and 2000, respectively.

MidFirst Bank.    Torchmark has engaged MidFirst Bank as the servicing agent for a portion of Torchmark’s subsidiaries’ commercial mortgages portfolios. George J. Records, a Torchmark director, is an officer, director, and 38.3% beneficial owner of Midland Financial Co., the parent corporation of MidFirst Bank. Fees paid for these services were $118 thousand in 2002, $109 thousand in 2001, and $106 thousand in 2000.

Baxley.    William J. Baxley is a partner in the law firm of Baxley, Dillard, Dauphin & McKnight which performs legal services for Torchmark and certain of its subsidiaries. In 1997, Mr. Baxley was loaned $668 thousand on an unsecured basis at a rate of 6.02%. Repayments are made in the form of legal services at customary rates and are applied against the outstanding balance, amortizing the loan with interest over its remaining term. In October, 2001, the terms of the loan were revised and an additional amount of $395 thousand was loaned to Baxley. The interest rate was revised to 5.6% and the term of the loan was extended until July, 2013. The loan is being repaid in accordance with its amortization schedule and all payments are current. At December 31, 2002 and 2001, the outstanding balance of this loan was $743 thousand and $788 thousand, respectively.

Additionally, Liberty loaned Mr. Baxley’s wife $883 thousand secured by a mortgage on a building sold to her in 1997. Interest is charged at a rate of 7.7%. Scheduled cash payments are made to amortize the loan over thirty years. However, there is a balloon payment due at the end of ten years (2007) in the amount of $712 thousand less a credit of $18 thousand if all payments are made timely. To date, all payments have been timely. During 2002, Liberty sold the loan to Torchmark. At December 31, 2002 and 2001, the outstanding balance of this loan was $809 thousand and $824 thousand, respectively.

Torchmark customarily grants options to certain consultants for their services in addition to their fees. Mr. Baxley has received Torchmark options in the past.

NEW ACCOUNTING RULES

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (FASB Statement No. 145) is effective for fiscal years beginning after May 15, 2002. This Statement supersedes previous accounting rules regarding debt extinguishments and certain lease modifications. It prohibits reporting gains and losses from debt extinguishments as extraordinary on the income statement unless it is material, infrequent, and unusual. It requires reclassification of such amounts previously classified as extraordinary into continuing operations. As a result, Torchmark’s gains and losses from the purchase of its debt and preferred securities will be included upon adoption as a component of realized gains and losses on the income statement, with prior periods reclassified. Torchmark had pretax losses of $425 thousand on debt redemptions and $6.6 million from the redemption of its MIPS in 2001. In 2002, the loss from debt redemptions was $2.6 thousand pretax. The provisions regarding leases are immaterial to Torchmark.

Accounting for Costs Associated with Exit or Disposal Activities (FASB Statement No. 146) is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. Statement 146 amends previous accounting standards to require the recognition of a liability for the cost associated with an exit or disposal activity at the time the liability is incurred. Previously, this liability was recognized at the time of commitment to an exit plan. The provisions of this Statement should have no material impact on Torchmark.

CRITICAL ACCOUNTING POLICIES

Future Policy Benefits.    Because of the long-term nature of insurance contracts, Torchmark’s insurance companies are liable for policy benefit payments that will be made in the future. The liability for future policy benefits represents estimates of the present value of Torchmark’s insurance subsidiaries’ expected benefit payments, net of the related present value of future net premium collections. It is determined by standard actuarial procedures common to the life insurance industry, using assumptions as to mortality (life expectancy), morbidity (health expectancy), persistency, and interest rates, which are based on Torchmark’s previous experience with similar products. For the majority of Torchmark’s insurance products, the assumptions used were those considered to be appropriate at the time the policies were issued. An additional provision is made on most products to allow for possible adverse deviation from the assumptions assumed. For insurance products considered to be interest-sensitive or deposit-balance type products, the assumptions are monitored on a regular basis and modified when it is determined that actual experience is different from that previously assumed. While management and company actuaries have used their best judgment in determining the assumptions and in calculating the liability for future policy benefits, there is no assurance that the estimate of the liabilities reflected in the financial statements represents Torchmark’s ultimate obligation. Additionally, significantly different assumptions could result in materially different reported amounts. A complete list of the assumptions used to calculate the liability for future policy benefits is reported in Note 7—Future Policy Benefits Reserves in the Notes to Consolidated Financial Statements found on page 62 of this report.

Deferred Acquisition Costs and Value of Insurance Purchased.    The costs of acquiring new business are generally deferred and recorded as an asset on the balance sheet. Deferred acquisition costs consist primarily of sales commissions and other underwriting costs of new insurance sales. Additionally, the costs of acquiring blocks of insurance from other companies or through the acquisition of other companies are also deferred and recorded as assets under the caption “Value of Insurance Purchased.” Deferred acquisition costs are amortized in a systematic manner which matches these costs with the associated revenues. The assumptions used to amortize acquisition costs with regard to interest, mortality, morbidity, and persistency are consistent with those used to estimate the liability for future policy benefits. For interest-sensitive and deposit-balance type products, these assumptions are reviewed on a regular basis and are revised if actual experience differs significantly from original expectations. Deferred acquisition costs are subject to periodic recoverability and loss recognition testing. These tests ensure that the present value of future contract-related cash flows will support the capitalized deferred acquisition cost asset. These cash flows consist primarily of premium income, less benefits and expenses taking inflation into account. The present value of these cash flows, less the benefit reserve, is then compared with the unamortized deferred acquisition cost balance. In the event the estimated present value of net cash flows is less, this deficiency would be charged to expense as a component of amortization and the asset balance is reduced by a like amount. Different assumptions with regard to deferred acquisition costs could produce materially different amounts of amortization. For more information about accounting for deferred acquisition costs see Note 1—Significant Accounting Policies and Note 5—Deferred Acquisition Costs and Value of Insurance Purchased in the Notes to Consolidated Financial Statements on pages 53 and 61 of this report, respectively.

Policy Claims and Other Benefits Payable.    This liability consists of known benefits currently payable and an estimate of claims that have been incurred but not yet reported to the company. The estimate of unreported claims is based on prior experience. Torchmark management makes an estimate after careful evaluation of all information available to the company. However, there is no certainty the stated liability for claims and other benefits, including the estimate of unsubmitted claims, will be Torchmark’s ultimate obligation.

Revenue Recognition.    Premium income for Torchmark’s subsidiaries’ insurance contracts is generally recognized as the premium is collected. However, in accordance with GAAP, revenue on limited-payment contracts and universal life-type contracts (deposit balance products) are recognized differently. Revenues on limited-payment contracts are recognized over the contract period. Premium for deposit balance products, such as Torchmark’s annuity and interest-sensitive life policies, is added to the policy account value. The policy account value (or deposit balance) is a Torchmark liability. This deposit balance is then charged a fee for the cost of insurance, administration, surrender, and certain other charges which are recognized as revenue in the period the fees are charged to the policyholder. In each case, benefits and expenses are matched with revenues in a manner by which they are incurred as the revenues are earned.

Investment income is reported as revenue by Torchmark when it is earned less investment expenses. The investment activities of Torchmark are integral to its insurance operations. Because life and health insurance claims and benefits may not be paid until many years into the future, the accumulation of cash flows from premium receipts are invested. Anticipated yields earned on investments are reflected in premium rates, contract liabilities, and other product contract features. These yield assumptions are implied in the interest required on Torchmark’s net insurance liabilities (future policy benefits less deferred acquisition costs) and contractual interest obligations in its insurance and annuity products. Torchmark benefits to the extent actual net investment income exceeds the required interest on net insurance liabilities and the interest on its debt. During 2002, the yield on the investment portfolio exceeded the weighted-average contractual interest requirement by 187 basis points. Regardless of the level of investment yield, it is Torchmark’s responsibility to provide for all future contractual obligations. For more information concerning revenue recognition, investment accounting, and interest sensitivity, please refer to Note 1—Significant Accounting Policies on page 53, Note 3—Investments beginning on page 59 in the Notes to Consolidated Financial Statements and discussions under the captions Annuities on page 26, Investments on page 28, and Market Risk Sensitivity on page 32 of this report.

Impairment of Investments.    Torchmark continually monitors its investment portfolio for investments that have become impaired in value. While the values of the investments in Torchmark’s portfolio constantly fluctuate due to market conditions, an investment is considered to be impaired only when it has experienced a decline in fair market value which is deemed other than temporary (“permanent”). In accordance with GAAP, a permanently impaired investment is written down to fair value.

The determination that a security is permanently impaired is highly subjective. Many factors are taken into account including:

•	Default on a payment

•	Issuer has declared bankruptcy

•	Severe deterioration in market value

•	Deterioration in credit quality as indicated by credit ratings

•	Issuer having serious financial difficulties as reported in the media

These and other factors are analyzed, and if a security is considered to be permanently impaired, it is written down to the fair value. The writedown is recognized as a realized investment loss. While every effort is made to make the best estimate of status and value with the information available, it is difficult to predict the ultimate recoverable amount of a distressed or impaired security.

Defined benefit pension plans.    Torchmark maintains funded defined benefit plans covering most full-time employees. It also has unfunded nonqualified defined benefit plans covering certain key and other employees. Torchmark’s obligations under these plans are determined actuarially based on specified actuarial assumptions. In accordance with GAAP, an expense is recorded each year as these pension obligations grow due to the increase in the service period of employees and the interest cost associated with the passage of time. These obligations are offset by the growth in value of the assets in the funded plans. Torchmark’s pension cost for the defined benefit plans was $2.3 million, $2.5 million, and $2.6 million in each of the years 2002, 2001, and 2000, respectively.

The actuarial assumptions used in determining Torchmark’s obligations for pensions include employee mortality and turnover, retirement age, the expected return on plan assets, projected salary increases, and the discount rate at which future obligations could be settled. These assumptions have an important effect on the pension obligation. A decrease in the discount rate or rate of return on plan assets will cause an increase in Torchmark’s pension obligation. A decrease in projected salary increases will cause a decrease in this obligation. These assumptions are subjective in many cases and small changes in certain assumptions may cause material differences in reported results. While management has used its best efforts to determine the most reliable assumptions, given the information available from company experience, economic data, independent consultants and other sources, no assurance can be given that actual results will be the same as expected. Torchmark’s discount rate, rate of return on assets, and projected salary increase assumptions are disclosed in Note 12—Postretirement Benefits in the Notes to Consolidated Financial Statements on page 66 of this report.

In order to remove volatility in the changes in the market values of plan investments from year to year, GAAP permits and Torchmark utilizes a “market-related value” whereby changes in the market values of investments are recognized systematically over a moving five-year period. Additionally, the difference in the pension obligation arising from actual results versus the expected results using actuarial assumptions is generally not recognized in the current period. Pension cost in future periods is affected by the amount of unrecognized gain or loss in market value and actuarial estimates. An unrecognized gain will reduce future cost and an unrecognized loss will increase future costs. At December 31, 2002, Torchmark had an unrecognized actuarial loss of $3 million.

Torchmark makes cash contributions to the funded plans from time to time subject to mandatory required minimums and Internal Revenue Service allowed maximums for tax deductibility. These contributions were $7.2 million, $1.0 million, and $.6 million in each of the years 2002, 2001, and 2000, respectively. Assets in the funded plans are placed in a diversified mix of investments. At December 31, 2002 the composition of investments at fair value was as follows:

	Amount	%
Corporate Debt	$41,278	31.1%
Other Fixed Maturities	23,563	17.8
Equity Securities	33,959	25.6
Securities of Torchmark	12,682	9.6
Short Terms	16,886	12.7
Annuity Contract Issued by Torchmark	3,278	2.5
Other	949.7

Total	$132,595	100.0%

At December 31, 2002 Torchmark’s qualified pension plans were under-funded by $8.2 million. An analysis of the funded status of Torchmark’s pension plans is also disclosed in the above-mentioned Postretirement Benefits Note.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is found under the heading Market Risk Sensitivity found in Item 7 beginning on page 32 of this report.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Torchmark Corporation

Birmingham, Alabama

We have audited the accompanying consolidated balance sheets of Torchmark Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of Torchmark’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Torchmark Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Torchmark Corporation and subsidiaries changed its method of accounting for goodwill in 2002, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

DELOITTE & TOUCHE LLP

Dallas, Texas

February 28, 2003

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	December 31,
	2002	2001
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2002—$6,888,830; 2001— $6,528,244)	$7,194,392	$6,526,429
Equity securities, at fair value (cost: 2002—$24,260; 2001—$666)	24,457	571
Mortgage loans on real estate, at cost (estimated fair value: 2002—$122,368; 2001—$111,047)	121,805	112,135
Investment real estate, at cost (less allowance for depreciation: 2002—$20,236; 2001—$19,669)	9,351	14,133
Policy loans	279,429	266,979
Other long-term investments	81,505	49,971
Short-term investments	72,812	134,156

Total investments	7,783,751	7,104,374

Cash	7,181	3,714
Accrued investment income	132,984	125,210
Other receivables	70,419	67,549
Deferred acquisition costs	2,184,134	2,066,423
Value of insurance purchased	102,091	115,939
Property and equipment, net of accumulated depreciation	33,431	36,137
Goodwill	378,436	378,436
Other assets	11,500	28,087
Separate account assets	1,656,795	2,502,284

Total assets	$12,360,722	$12,428,153

Liabilities:
Future policy benefits	$5,709,623	$5,348,929
Unearned and advance premiums	95,243	93,624
Policy claims and other benefits payable	242,661	248,333
Other policyholders’ funds	83,427	80,929

Total policy liabilities	6,130,954	5,771,815

Deferred and accrued income taxes	720,176	580,287
Other liabilities	103,874	191,894
Short-term debt	201,479	204,037
Long-term debt (estimated fair value: 2002—$612,172; 2001—$543,275)	551,564	536,152
Separate account liabilities	1,656,795	2,502,284

Total liabilities	9,364,842	9,786,469

Trust preferred securities (redemption amount —$150,000, estimated fair value: 2002—$157,200; 2001—$150,660)	144,427	144,557

Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: -0- in 2002 and in 2001	-0-	-0-
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2002—126,800,908 issued, less 8,533,456 held in treasury and 2001—126,800,908 issued, less 3,913,142 held in treasury)	126,801	126,801
Additional paid-in capital	554,768	552,634
Accumulated other comprehensive income (loss)	176,622	(12,314)
Retained earnings	2,316,868	1,978,903
Treasury stock	(323,606)	(148,897)

Total shareholders’ equity	2,851,453	2,497,127

Total liabilities and shareholders’ equity	$12,360,722	$12,428,153

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2002	2001	2000
Revenue:
Life premium	$1,220,688	$1,144,499	$1,082,125
Health premium	1,019,120	1,010,753	911,156
Other premium	39,225	59,917	52,929

Total premium	2,279,033	2,215,169	2,046,210

Net investment income	518,618	491,830	472,426
Realized investment losses	(61,805)	(2,432)	(5,322)
Other income	2,120	2,475	2,580

Total revenue	2,737,966	2,707,042	2,515,894

Benefits and expenses:
Life policyholder benefits	815,356	754,193	711,833
Health policyholder benefits	673,890	663,908	591,022
Other policyholder benefits	34,828	36,535	36,627

Total policyholder benefits	1,524,074	1,454,636	1,339,482

Amortization of deferred acquisition costs	297,510	301,793	274,837
Commissions and premium taxes	168,341	163,461	150,869
Other operating expense	135,128	129,142	121,186
Amortization of goodwill	-0-	12,075	12,075
Interest expense	28,593	44,506	54,487

Total benefits and expenses	2,153,646	2,105,613	1,952,936

Income from continuing operations before income taxes and preferred securities dividends	584,320	601,429	562,958

Income taxes	(197,037)	(205,967)	(190,841)
Preferred securities dividends (net of tax)	(3,848)	(4,532)	(10,284)

Net income from continuing operations	383,435	390,930	361,833

Discontinued operations:
Loss on disposal of energy operations (less applicable income tax benefit of $1,766 in 2001)	-0-	(3,280)	-0-

Net income before extraordinary item and cumulative effect of change in accounting principle	383,435	387,650	361,833
Gain (loss) on redemption of debt (less applicable income tax benefit of $1 and $148 in 2002 and 2001, respectively, and net of income tax expense of $109 in 2000)	(2)	(277)	202
Loss on redemption of monthly income preferred securities (less applicable income tax benefit of $2,303 in 2001)	-0-	(4,276)	-0-

Net income before cumulative effect of change in accounting principle	383,433	383,097	362,035
Cumulative effect of change in accounting principle (less applicable income tax benefit of $14,314 in 2001)	-0-	(26,584)	-0-

Net income	$383,433	$356,513	$362,035

(Continued)

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

(Amounts in thousands except per share data)

	Year Ended December 31,
	2002	2001	2000
Basic net income per share:
Continuing operations	$3.19	$3.12	$2.83
Discontinued operations:
Loss on disposal (net of tax)	-0-	(.02)	-0-

Net income before extraordinary item and cumulative effect of change in accounting principle	3.19	3.10	2.83
Loss on redemption of monthly income preferred securities (net of tax)	-0-	(.04)	-0-

Net income before cumulative effect of change in accounting principle	3.19	3.06	2.83
Cumulative effect of change in accounting principle (net of tax)	-0-	(.21)	-0-

Net income	$3.19	$2.85	$2.83

Diluted net income per share:
Continuing operations	$3.18	$3.11	$2.82
Discontinued operations:
Loss on disposal (net of tax)	-0-	(.03)	-0-

Net income before extraordinary item and cumulative effect of change in accounting principle	3.18	3.08	2.82
Loss on redemption of monthly income preferred securities (net of tax)	-0-	(.04)	-0-

Net income before cumulative effect of change in accounting principle	3.18	3.04	2.82
Cumulative effect of change in accounting principle (net of tax)	-0-	(.21)	-0-

Net income	$3.18	$2.83	$2.82

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
Net income	$383,433	$356,513	$362,035

Other comprehensive income:
Unrealized investment gains (losses):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	236,876	190,627	36,875
Reclassification adjustment for (gains) losses on securities included in net income	76,335	6,941	12,089
Reclassification adjustment for change in accounting principle	-0-	40,899	-0-
Reclassification adjustment for amortization of (discount) and premium	(4,714)	(6,988)	(3,710)
Foreign exchange adjustment on securities marked to market	(828)	2,525	1,333

Unrealized gains (losses) on securities	307,669	234,004	46,587

Unrealized gains (losses) on other investments	339	(360)	922

Unrealized gains (losses), adjustment to deferred acquisition costs	(18,956)	(20,444)	(5,340)

Total unrealized investment gains (losses)	289,052	213,200	42,169

Applicable tax	(101,165)	(74,621)	(14,764)

Unrealized investment gains (losses), net of tax	187,887	138,579	27,405

Foreign exchange translation adjustments, other than securities	1,049	(2,487)	(1,589)

Applicable tax	-0-	-0-	-0-

Foreign exchange translation adjustments, net of tax	1,049	(2,487)	(1,589)

Other comprehensive income (loss)	188,936	136,092	25,816

Comprehensive income (loss)	$572,369	$492,605	$387,851

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Year Ended December 31, 2000

Balance at January 1, 2000	$-0-	$147,801	$622,318	$(174,222)	$1,910,487	$(513,047)	$1,993,337

Comprehensive income				25,816	362,035		387,851
Common dividends declared ($0.36 a share)					(45,917)		(45,917)
Acquisition of treasury stock— common						(147,008)	(147,008)
Grant of deferred stock options			374				374
Value of restricted stock grants and options			675				675
Exercise of stock options			3,163		(5,934)	15,819	13,048

Balance at December 31, 2000	-0-	147,801	626,530	(148,406)	2,220,671	(644,236)	2,202,360

Year Ended December 31, 2001

Comprehensive income				136,092	356,513		492,605
Common dividends declared ($0.36 a share)					(44,873)		(44,873)
Acquisition of treasury stock— common						(303,085)	(303,085)
Grant of deferred stock options			526				526
Value of restricted stock grants and options			701				701
Exercise of stock options			13,958		(26,355)	161,290	148,893
Retirement of treasury stock		(21,000)	(89,081)		(527,053)	637,134	-0-

Balance at December 31, 2001	-0-	126,801	552,634	(12,314)	1,978,903	(148,897)	2,497,127

Year Ended December 31, 2002

Comprehensive income				188,936	383,433		572,369
Common dividends declared ($0.36 a share)					(43,086)		(43,086)
Acquisition of treasury stock— common						(182,188)	(182,188)
Grant of deferred stock options			485				485
Value of restricted stock grants and options			740				740
Exercise of stock options			909		(2,382)	7,479	6,006

Balance at December 31, 2002	$-0-	$126,801	$554,768	$176,622	$2,316,868	$(323,606)	$2,851,453

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
Net income	$383,433	$356,513	$362,035
Adjustments to reconcile net income to cash provided from operations:
Increase in future policy benefits	316,262	263,837	231,973
Increase (decrease) in other policy benefits	(1,555)	11,600	28,100
Deferral of policy acquisition costs	(420,329)	(429,280)	(462,174)
Amortization of deferred policy acquisition costs	297,510	301,793	274,837
Change in deferred and accrued income taxes	38,696	82,141	98,028
Tax benefit of stock option exercises	909	13,890	3,163
Depreciation	5,218	5,822	6,859
Realized losses on sale of investments and properties	61,805	2,432	5,322
Change in accounts payable and other liabilities	(22,474)	(49,654)	(4,912)
Change in receivables	(3,523)	9,319	(18,333)
Changes in other accruals and adjustments	(5,140)	8,375	(2,242)
Change in accounting principle	-0-	40,899	-0-

Cash provided from operations	$650,812	$617,687	$522,656

(Continued)

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Amounts in thousands)

	Year Ended December 31,
	2002	2001	2000

Cash provided from operations	$650,812	$617,687	$522,656

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	423,683	925,655	639,229
Fixed maturities available for sale—matured, called, and repaid	303,743	263,295	226,314
Equity securities	-0-	-0-	39,693
Mortgage loans	3,677	12,240	1,347
Real estate	1,067	731	2,471
Other long-term investments	1,312	1,996	109

Total investments sold or matured	733,482	1,203,917	909,163
Acquisition of investments:
Fixed maturities—available for sale	(1,211,115)	(1,532,344)	(1,099,179)
Equity securities	(23,486)	-0-	-0-
Mortgage loans	(13,327)	(6,181)	(25,372)
Real estate	(755)	(464)	(1,398)
Net increase in policy loans	(12,450)	(11,659)	(10,713)
Other long-term investments	-0-	(15,180)	(547)

Total investments acquired	(1,261,133)	(1,565,828)	(1,137,209)

Net (increase) decrease in short-term investments	61,344	(33,581)	(302)
Dispositions of properties	197	1,159	1,266
Additions to properties	(2,442)	(3,692)	(6,508)

Cash provided from (used for) investment activities	(468,552)	(398,025)	(233,590)
Cash provided from (used for) financing activities:
Issuance of common stock	5,097	135,003	9,886
Issuance of 6.25% senior notes	-0-	177,771	-0-
Cash dividends paid to shareholders	(43,501)	(45,188)	(46,422)
Repayments of debt	(2,633)	(133,454)	(95,390)
Acquisition of treasury stock	(182,188)	(303,085)	(147,008)
Redemption of monthly income preferred securities	-0-	(200,000)	-0-
Issuance of trust preferred securities	-0-	144,554	-0-
Net receipts (payments) from deposit product operations	44,432	(26,638)	10,516

Cash provided from (used for) financing activities	(178,793)	(251,037)	(268,418)
Increase (decrease) in cash	3,467	(31,375)	20,648
Cash at beginning of year	3,714	35,089	14,441

Cash at end of year	$7,181	$3,714	$35,089

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies

Business: Torchmark Corporation (Torchmark) through its subsidiaries provides a variety of life and health insurance products and annuities to a broad base of customers.

Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation: The consolidated financial statements include the results of Torchmark and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investments: Torchmark classifies all of its fixed maturity investments, which include bonds and redeemable preferred stocks, as available for sale. Investments classified as available for sale are carried at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in accumulated other comprehensive income. Investments in equity securities, which include common and nonredeemable preferred stocks, are reported at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in accumulated other comprehensive income. Policy loans are carried at unpaid principal balances. Mortgage loans are carried at amortized cost. Investments in real estate are reported at cost less allowances for depreciation, which are calculated on the straight line method. Short-term investments include investments in certificates of deposit and other interest-bearing time deposits with original maturities within twelve months. If a decline in the fair market value of an investment is deemed other than temporary, such impairment is treated as a realized loss and the investment’s cost basis is adjusted to fair market value.

Gains and losses realized on the disposition of investments are determined on a specific identification basis. Realized investment gains and losses and investment income attributable to separate accounts are credited to the separate accounts and have no effect on Torchmark’s net income. Investment income attributable to all other insurance policies and products is included in Torchmark’s net investment income. Net investment income for the years ended December 31, 2002, 2001, and 2000, included $332 million, $321 million, and $305 million, respectively, which was allocable to policyholder reserves or accounts. Realized investment gains and losses are not allocated to insurance policyholders’ liabilities.

Derivatives: Effective January 1, 2001, Torchmark adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and accounts for all derivative instruments in accordance with that Statement. At December 31, 2002 and 2001, Torchmark had three swap contracts in place, which were carried at fair market value in the consolidated financial statements. Fluctuations in these values adjust realized investment gains and losses. If a derivative qualifies as a fair value hedge under SFAS No. 133, gains and losses in the derivative are substantially offset by changes in the underlying hedged instrument.

Determination of Fair Values of Financial Instruments: Fair value for cash, short-term investments, short-term debt, receivables and payables approximates carrying value. Fair values for investment securities are based on quoted market prices, where available. Otherwise, fair values are based on quoted market prices of comparable instruments. Mortgages are valued using discounted cash flows. Substantially all of Torchmark’s long-term debt, along with the trust preferred securities, is valued based on quoted market prices. Interest rate swaps are valued using discounted anticipated cash flows.

Cash: Cash consists of balances on hand and on deposit in banks and financial institutions. Overdrafts arising from the overnight investment of funds offset cash balances on hand and on deposit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

Recognition of Premium Revenue and Related Expenses: Premiums for insurance contracts which are not defined as universal life-type according to SFAS No. 97 are recognized as revenue over the premium-paying period of the policy. Profits for limited-payment life insurance contracts as defined by SFAS 97 are recognized over the contract period. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Variable annuity products are also assessed an investment management fee and a sales charge. Life premium includes policy charges of $69.0 million, $71.3 million, and $71.4 million for the years ended December 31, 2002, 2001, and 2000, respectively. Other premium includes annuity policy charges for the years ended December 31, 2002, 2001, and 2000, of $39.0 million, $59.5 million, and $52.2 million, respectively. Profits are also earned to the extent that investment income exceeds policy requirements. The related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of deferred acquisition costs in a manner which recognizes profits as they are earned over the same period.

Future Policy Benefits: The liability for future policy benefits for universal life-type products according to SFAS 97 is represented by policy account value. The liability for future policy benefits for all other life and health products is provided on the net level premium method based on estimated investment yields, mortality, morbidity, persistency and other assumptions which were appropriate at the time the policies were issued. Assumptions used are based on Torchmark’s experience as adjusted to provide for possible adverse deviation. These estimates are periodically reviewed and compared with actual experience. If it is determined future experience will probably differ significantly from that previously assumed, the estimates are revised.

Deferred Acquisition Costs and Value of Insurance Purchased: The costs of acquiring new insurance business are deferred. Such costs consist of sales commissions, underwriting expenses, and certain other selling expenses. The costs of acquiring new business through the purchase of other companies and blocks of insurance business are also deferred.

Deferred acquisition costs, including the value of life insurance purchased, for policies other than universal life-type policies, are amortized with interest over the estimated premium-paying period of the policies in a manner which charges each year’s operations in proportion to the receipt of premium income. For limited-payment contracts, acquisition costs are amortized over the contract period. For universal life-type policies, acquisition costs are amortized with interest in proportion to estimated gross profits. The assumptions used as to interest, persistency, morbidity and mortality are consistent with those used in computing the liability for future policy benefits and expenses. If it is determined that future experience will probably differ significantly from that previously assumed, the estimates are revised. Deferred acquisition costs are adjusted to reflect the amounts associated with realized and unrealized investment gains and losses pertaining to universal life-type products.

Policy Claims and Other Benefits Payable:    Torchmark establishes a liability for known policy benefits payable and an estimate of claims that have been incurred but not yet reported to the company. The estimate of unreported claims is based on prior experience. Torchmark makes an estimate after careful evaluation of all information available to the company. However, there is no certainty the stated liability for claims and other benefits, including the estimate of unsubmitted claims, will be Torchmark’s ultimate obligation.

Separate Accounts:    Separate accounts have been established in connection with Torchmark’s variable life and annuity businesses. The investments held for the benefit of contractholders (stated at fair value) are reported as “Separate Account Assets” and the corresponding deposit balance liabilities are reported as “Separate Account Liabilities.” The separate account investment portfolios and liabilities are segregated from Torchmark’s other assets and liabilities. Deposit collections, investment income, and realized and unrealized gains and losses on separate accounts accrue directly to the contractholders. Therefore, these items are added to the separate account balance and are not reflected in income. Fees are charged to the deposit balance for insurance risk, administration, and surrender. There is also a sales charge and an investment management fee. These fees and charges are included in premium revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

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

Property and Equipment: Property and equipment is reported at cost less allowances for depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from two to ten years for equipment and five to forty years for buildings and improvements. Ordinary maintenance and repairs are charged to income as incurred. Impairments, if any, are accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Goodwill: The excess cost of businesses acquired over the fair value of their net assets is reported as goodwill. Effective January 1, 2002, Torchmark adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 changed the accounting for goodwill from an amortization method to an impairment method. Accordingly, Torchmark ceased amortizing goodwill in 2002, and continues to carry it at the December 31, 2001 balance of $378 million. Restatement of prior year results to exclude the amortization of goodwill is not permitted. Goodwill amortization was $12.1 million in both 2001 and 2000. Goodwill is subject to impairment testing upon implementation and annually thereafter based on the procedures outlined in SFAS 142.

In accordance with SFAS 142, Torchmark has tested goodwill as of December 31, 2001 for impairment. The test involved dividing the Company’s operations into “reporting units” as defined by the Statement. For Torchmark, these reporting units are subdivisions of Torchmark’s operating segments. Assets and liabilities were then assigned to these units. Each of these units was then valued under the procedures outlined in the Statement. The resulting “fair market values” for each unit were then compared with the underlying carrying values of the net assets assigned to that unit (including goodwill). Because the fair value of each unit exceeded the carrying values assigned to those units, there was no goodwill impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

The pro forma effect of the adoption of SFAS 142 on reported earnings is as follows:

	(Amounts in thousands, except for per share data) For the Year Ended December 31,
	2002	2001	2000
Reported income before extraordinary items	$383,435	$387,650	$361,833
Add back: Goodwill amortization	0	12,075	12,075

Adjusted net income before extraordinary items	$383,435	$399,725	$373,908

Basic earnings per share:
Reported income before extraordinary items	$3.19	$3.10	$2.82
Add back: Goodwill amortization	0.00	0.09	0.10

Adjusted net income before extraordinary items	$3.19	$3.19	$2.92

Diluted earnings per share:
Reported income before extraordinary items	$3.18	$3.08	$2.82
Add back: Goodwill amortization	0.00	0.10	0.09

Adjusted net income before extraordinary items	$3.18	$3.18	$2.91

Reported net income	$383,433	$356,513	$362,035
Add back: Goodwill amortization	0	12,075	12,075

Adjusted net income	$383,433	$368,588	$374,110

Basic earnings per share:
Reported net income	$3.19	$2.85	$2.83
Add back: Goodwill amortization	0.00	0.10	0.09

Adjusted net income	$3.19	$2.95	$2.92

Diluted earnings per share:
Reported net income	$3.18	$2.83	$2.82
Add back: Goodwill amortization	0.00	0.10	0.09

Adjusted net income	$3.18	$2.93	$2.91

SFAS No. 142 also requires that goodwill be tested annually for impairment. Torchmark again tested its goodwill for impairment as of June 30, 2002 following similar procedures and determined there was no goodwill impairment.

Treasury Stock: Torchmark accounts for purchases of treasury stock on the cost method. Issuance of treasury stock is accounted for using the weighted-average cost method.

Reclassifications: Certain amounts in the consolidated financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported shareholders’ equity or net income for the periods involved.

Litigation: As described in Note 18, Torchmark and its subsidiaries continue to be named as parties to legal proceedings. Because much of Torchmark’s litigation is brought in Alabama, a jurisdiction known for large punitive damage verdicts bearing little or no relationship to actual damages, the ultimate outcome of any particular action cannot be predicted. It is reasonably possible that changes in the expected outcome of these matters could occur in the near term, but such changes should not be material to Torchmark’s reported results or financial condition.

Earnings Per Share: Torchmark presents basic and diluted earnings per share (EPS) on the face of the income statement and a reconciliation of basic EPS to diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Weighted average common shares outstanding for each period are as follows: 2002—120,258,685, 2001—125,134,535, and 2000—128,089,235. Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts, such as stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

options, which could be exercised or converted into common shares. Weighted average diluted shares outstanding for each period are as follows: 2002—120,669,115, 2001—125,860,869, and 2000—128,353,404. For more information on earnings per share, see Note 16—Shareholders’ Equity.

Stock Options: Torchmark accounts for its employee stock options in accordance with SFAS 123—Accounting for Stock-Based Compensation as amended by SFAS 148—Accounting for Stock-Based Compensation—Transition which defines a “fair value method” of measuring and accounting for compensation expense from employee stock options. This standard also allows accounting for such options under the “intrinsic value method” in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. If a company elects to use the intrinsic value method, then pro forma disclosures of earnings and earnings per share are required as if the fair value method of accounting was applied.

Torchmark has elected to account for its stock options under the intrinsic value method as outlined in APB 25, and has therefore computed the required pro forma earnings disclosures utilizing the fair value method. The fair value method requires the use of an option valuation model, such as the Black-Scholes option valuation model, to value employee stock options. Compensation expense is based on these values. The expense is then charged to pro forma earnings over the option vesting period. Under the intrinsic value method, compensation expense for Torchmark’s option grants is only recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant.

Torchmark’s pro forma earnings information is presented in the following table. The effects of applying SFAS 123 in the pro forma disclosures are not necessarily indicative of future amounts.

	For the Year Ended December 31,
	2002	2001	2000
Net income as reported	$383,433	$356,513	$362,035
After tax stock-based compensation, as reported	450	423	278
After tax effect of stock-based compensation, fair value method*	(8,514)	(36,436)	(7,687)

Pro forma net income	375,369	$320,500	$354,626

Earnings per share:
Basic—as reported	$3.19	$2.85	$2.83

Basic—pro forma	$3.12	$2.56	$2.77

Diluted—as reported	$3.18	$2.83	$2.82

Diluted—pro forma	$3.12	$2.55	$2.77

*	In 2001 and 2000, $29.4 million and $2.4 million, respectively, were related to the restoration grants as discussed in Note 17 — Employee Stock Options.

Note 2—Statutory Accounting

Insurance subsidiaries of Torchmark are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders’ equity on a statutory basis for the insurance subsidiaries were as follows:

	Net Income Year Ended December 31,			Shareholders’ Equity At December 31,
	2002	2001	2000	2002	2001	2000
Life insurance subsidiaries	$235,300	$243,325	$239,804	$858,193	$766,328	$717,554

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 2—Statutory Accounting (continued)

In 2001, Liberty National Life Insurance Company (Liberty) paid $40 million in extraordinary dividends to Torchmark. Extraordinary dividends require regulatory approval.

The excess, if any, of shareholders’ equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution to Torchmark without regulatory approval.

A reconciliation of Torchmark’s life insurance subsidiaries’ statutory net income to Torchmark’s consolidated GAAP net income is as follows:

	Year Ended December 31,
	2002	2001	2000
Statutory net income	$235,300	$243,325	$239,804
Deferral of acquisition costs	420,329	429,280	462,174
Amortization of acquisition costs	(297,510)	(301,793)	(274,837)
Differences in insurance policy liabilities	65,483	86,133	37,771
Deferred income taxes	(80,777)	(87,093)	(84,585)
Income of parent company and noninsurance affiliates	(68,979)	(73,235)	(53,631)
Other	109,587	59,896	35,339

GAAP net income	$383,433	$356,513	$362,035

A reconciliation of Torchmark’s insurance subsidiaries’ statutory shareholders’ equity to Torchmark’s consolidated GAAP shareholders’ equity is as follows:

	Year Ended December 31,
	2002	2001
Statutory shareholders’ equity	$858,193	$766,328
Differences in insurance policy liabilities	797,625	741,253
Deferred acquisition costs	2,184,134	2,066,423
Value of insurance purchased	102,091	115,939
Deferred income taxes	(843,818)	(638,052)
Debt of parent company	(753,043)	(740,189)
Preferred securities	(144,427)	(144,557)
Asset valuation reserves	29,884	61,183
Other nonadmitted assets	39,809	35,137
Goodwill	378,436	378,436
Fair market value adjustment on fixed maturities	219,912	(28,470)
Other	(17,343)	(116,304)

GAAP shareholders’ equity	$2,851,453	$2,497,127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments

	Year Ended December 31,
	2002	2001	2000
Net investment income is summarized as follows:
Fixed maturities	$497,183	$468,357	$445,146
Equity securities	613	33	378
Mortgage loans on real estate	8,304	9,196	9,281
Investment real estate	2,234	2,233	2,693
Policy loans	19,307	18,225	16,981
Other long-term investments	4,756	4,895	7,637
Short-term investments	1,434	6,582	5,728

	533,831	509,521	487,844
Less investment expense	(15,213)	(17,691)	(15,418)

Net investment income	$518,618	$491,830	$472,426

An analysis of realized gains (losses) from investments is as follows:
Realized investment gains (losses):
Fixed maturities	$(76,009)	$(7,429)	$(15,328)
Equity securities	-0-	-0-	3,239
Other	14,204	4,997	6,767

	(61,805)	(2,432)	(5,322)
Applicable tax	21,632	851	1,863

Realized gains (losses) from investments, net of tax	$(40,173)	$(1,581)	$(3,459)

An analysis of the net change in unrealized investment gains (losses) is as follows:
Equity securities	$292	$28	$7,803
Fixed maturities available for sale	307,377	233,976	38,784

Unrealized gains (losses) on securities	$307,669	$234,004	$46,587

A summary of fixed maturities available for sale and equity securities by cost or amortized cost and estimated fair value at December 31, 2002 and 2001 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amount per the Balance Sheet	% of Total Fixed Maturities
2002:
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$97,995	$6,585	$-0-	$104,580	$104,580	1.5%
GNMAs	115,606	11,458	-0-	127,064	127,064	1.8
Mortgage-backed securities, GNMA collateral	-0-	-0-	-0-	-0-	-0-	0.0
Other mortgage-backed securities	108,628	8,683	-0-	117,311	117,311	1.6
State, municipalities and political subdivisions	152,088	11,272	(1,644)	161,716	161,716	2.2
Foreign governments	18,602	1,612	(52)	20,162	20,162	0.3
Public utilities	1,006,733	60,447	(42,666)	1,024,514	1,024,514	14.2
Industrial and miscellaneous	5,350,891	379,211	(132,712)	5,597,390	5,597,390	77.8
Asset-backed securities	38,287	3,490	(122)	41,655	41,655	0.6
Redeemable preferred stocks	-0-	-0-	-0-	-0-	-0-	0.0

Total fixed maturities	6,888,830	482,758	(177,196)	7,194,392	7,194,392	100%
Equity securities:
Common stocks:
Banks and insurance companies	427	103	0	530	530
Industrial and all others	348	17	(238)	127	127
Non-redeemable preferred stocks	23,485	315	0	23,800	23,800

Total equity securities	24,260	435	(238)	24,457	24,457

Total fixed maturities and equity securities	$6,913,090	$483,193	$(177,434)	$7,218,849	$7,218,849

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments (continued)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amount per the Balance Sheet	% of Total Fixed Maturities
2001:
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$60,010	$2,877	$(12)	$62,875	$62,875	1.0%
GNMAs	192,540	12,740	-0-	205,280	205,280	3.1
Mortgage-backed securities, GNMA collateral	1,604	7	-0-	1,611	1,611	0.0
Other mortgage-backed securities	259,922	14,541	(14)	274,449	274,449	4.2
State, municipalities and political subdivisions	177,343	10,345	(1,891)	185,797	185,797	2.8
Foreign governments	46,786	3,551	(156)	50,181	50,181	0.8
Public utilities	900,116	19,250	(28,136)	891,230	891,230	13.7
Industrial and miscellaneous	4,832,766	128,508	(163,444)	4,797,830	4,797,830	73.5
Asset-backed securities	57,157	1,651	(1,632)	57,176	57,176	0.9
Redeemable preferred stocks	-0-	-0-	-0-	-0-	-0-	0.0

Total fixed maturities	6,528,244	193,470	(195,285)	6,526,429	6,526,429	100%
Equity securities:
Common stocks:
Banks and insurance companies	427	88	(5)	510	510
Industrial and all others	239	-0-	(178)	61	61

Total equity securities	666	88	(183)	571	571

Total fixed maturities and equity securities	$6,528,910	$193,558	$(195,468)	$6,527,000	$6,527,000

A schedule of fixed maturities by contractual maturity at December 31, 2002 is shown below on an amortized cost basis and on a fair value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$95,894	$98,180
Due from one to five years	1,184,707	1,266,715
Due from five to ten years	2,003,535	2,144,031
Due after ten years	3,342,173	3,399,436

	6,626,309	6,908,362
Mortgage-backed and asset- backed securities	262,521	286,030

	$6,888,830	$7,194,392

Proceeds from sales of fixed maturities available for sale were $424 million in 2002, $881 million in 2001, and $629 million in 2000. Gross gains realized on those sales were $25.4 million in 2002, $20.6 million in 2001, and $8.2 million in 2000. Gross losses were $14.7 million in 2002, $21.4 million in 2001, and $10.7 million in 2000. There were no sales of equity securities available for sale during 2002 or 2001. Proceeds from sales of equity securities available for sale were $39.7 million in 2000. In 2000, gross gains realized on those sales were $6.5 million while gross realized losses were $3.2 million.

Torchmark had $2.2 million in investment real estate at December 31, 2002, which was nonincome producing during the previous twelve months. These properties consisted primarily of undeveloped land. Torchmark had $10.8 million in nonincome producing mortgages as of December 31, 2002. Torchmark had $473 thousand in nonincome producing fixed maturities during the twelve months ended December 31, 2002. There were no other long-term investments which were nonincome producing at December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments (continued)

During 2002, Torchmark wrote down a portion of its investment real estate portfolio to net realizable value. The write down resulted in a pretax loss of $3.6 million, or $2.4 million after tax. At December 31, 2002, Torchmark owned $9.4 million in investment real estate, of which $7.0 million was included with properties partially occupied by Torchmark subsidiaries.

Note 4—Property and Equipment

A summary of property and equipment used in the business is as follows:

	December 31, 2002		December 31, 2001
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation
Company occupied real estate	$61,713	$33,909	$61,159	$32,324
Data processing equipment	23,132	21,810	23,131	21,440
Transportation equipment	5,561	2,339	6,920	3,029
Furniture and office equipment	20,205	19,122	19,941	18,221

	$110,611	$77,180	$111,151	$75,014

Depreciation expense on property and equipment used in the business was $4.5 million, $5.2 million, and $6.3 million in each of the years 2002, 2001, and 2000, respectively.

Note 5—Deferred Acquisition Costs and Value of Insurance Purchased

An analysis of deferred acquisition costs and the value of insurance purchased is as follows:

	2002		2001		2000
	Deferred Acquisition Costs	Value of Insurance Purchased	Deferred Acquisition Costs	Value of Insurance Purchased	Deferred Acquisition Costs	Value of Insurance Purchased
Balance at beginning of year	$2,066,423	$115,939	$1,942,161	$133,158	$1,741,570	$151,752
Additions:
Deferred during period:
Commissions	264,565	-0-	265,116	-0-	290,597	-0-
Other expenses	155,764	-0-	164,164	-0-	171,577	-0-

Total deferred	420,329	-0-	429,280	-0-	462,174	-0-

Total additions	420,329	-0-	429,280	-0-	462,174	-0-

Deductions:
Amortized during period	(283,662)	(13,848)	(284,574)	(17,219)	(256,243)	(18,594)
Adjustment attributable to unrealized investment gains(1)	(18,956)	-0-	(20,444)	-0-	(5,340)	-0-

Total deductions	(302,618)	(13,848)	(305,018)	(17,219)	(261,583)	(18,594)

Balance at end of year	$2,184,134	$102,091	$2,066,423	$115,939	$1,942,161	$133,158

(1)	Represents amounts pertaining to investments relating to universal life-type products.

The amount of interest accrued on the unamortized balance of value of insurance purchased was $6.6 million, $7.7 million, and $9.1 million, for the years ended December 31, 2002, 2001, and 2000, respectively. The average interest rates used for the years ended December 31, 2002, 2001, and 2000, were 6.1%, 6.2%, and 6.4%, respectively. The estimated amortization, net of interest accrued, on the unamortized balance at December 31, 2002 during each of the next five years is: 2003, $11.0 million; 2004, $9.5 million; 2005, $8.2 million; 2006, $7.1 million; and 2007, $6.2 million.

In the event of lapses or early withdrawals in excess of those assumed, deferred acquisition costs and the value of insurance purchased may not be recoverable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 6—Discontinued Operations

        Energy.    In 1996, Torchmark divested itself of the majority of its energy operations, which was accounted for as the disposal of a segment. At the time of the disposition, there was pending litigation in which Torchmark was named as a party. This litigation was settled in 2001, resulting in an after-tax charge of $3.3 million which is reflected in discontinued operations.

Note 7—Future Policy Benefit Reserves

A summary of the assumptions used in determining the liability for future policy benefits at December 31, 2002 is as follows:

Individual Life Insurance

Interest assumptions:

Years of Issue	Interest Rates	Percent of Liability
1917-2002	3.0% to 4.0%	15%
1970-1980	5.5% graded to 4.0%	3
1970-2002	5.5%	1
1929-2002	6.0%	23
1986-1994	7.0% graded to 6.0%	12
1954-2000	8.0% graded to 6.0%	13
1951-1985	8.5% graded to 6.0%	7
2000-2002	7.0%	3
1984-2002	Interest Sensitive	23

		100%

Mortality assumptions:

For individual life, the mortality tables used are various statutory mortality tables and modifications of:

1950-54 Select and Ultimate Table

1954-58 Industrial Experience Table

1955-60 Ordinary Experience Table

1965-70 Select and Ultimate Table

1955-60 Inter-Company Table

1970        United States Life Table

1975-80 Select and Ultimate Table

X-18        Ultimate Table

Withdrawal assumptions:

Withdrawal assumptions are based on Torchmark’s experience.

Individual Health Insurance

Interest assumptions:

Years of Issue	Interest Rates	Percent of Liability
1962-2002	3.0% to 4.5%	5%
1993-2002	6.0%	36
1986-1992	7.0% graded to 6.0%	36
1955-2000	8.0% graded to 6.0%	19
1951-1986	8.5% graded to 6.0%	3
2001-2002	7.0%	1

		100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 7—Future Policy Benefit Reserves (continued)

Morbidity assumptions:

For individual health, the morbidity assumptions are based on either Torchmark’s experience or the assumptions used in calculating statutory reserves.

Termination assumptions:

Termination assumptions are based on Torchmark’s experience.

Overall Interest Assumptions

The overall average interest assumption for determining the liability for future life and health insurance benefits in 2002 was 6.0%.

Note 8—Liability for Unpaid Health Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Year ended December 31,
	2002	2001	2000
Balance at beginning of year:	$185,056	$183,147	$162,137
Incurred related to:
Current year	656,743	664,876	603,641
Prior year	(11,235)	2,363	6,365

Total incurred	645,508	667,239	610,006
Paid related to:
Current year	497,452	501,977	440,370
Prior year	159,496	163,353	148,626

Total paid	656,948	665,330	588,996

Balance at end of year	$173,616	$185,056	$183,147

At the end of each period, the liability for unpaid health claims includes an estimate of claims incurred but not yet reported to the Company. This estimate is based on historical trends. The difference between the estimate made at the end of each prior period and the actual experience is reflected above under the caption “Incurred related to: Prior year.”

The liability for unpaid health claims is included with “Policy claims and other benefits payable” on the Consolidated Balance Sheet.

Note 9—Supplemental Disclosures of Cash Flows Information

The following table summarizes Torchmark’s noncash transactions, which are not reflected on the Statements of Cash Flows:

	Year Ended December 31,
	2002	2001	2000
Paid-in capital from tax benefit for stock option exercises	$909	$13,890	$3,163
Deferred option grants	485	526	374

The following table summarizes certain amounts paid during the period:

	Year Ended December 31,
	2002	2001	2000
Interest paid	$26,522	$45,650	$54,748
Income taxes paid	151,355	89,675	79,241

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 10—Income Taxes

Torchmark and its subsidiaries file a life-nonlife consolidated federal income tax return.

Total income taxes were allocated as follows:

	Year Ended December 31,
	2002	2001	2000
Income from continuing operations	$197,037	$205,967	$190,841
Discontinued operations	-0-	(1,766)	-0-
Preferred securities dividends	(2,072)	(2,441)	(5,538)
Change in accounting principle	-0-	(14,315)	-0-
Shareholders’ equity:
Unrealized gains (losses)	101,053	74,689	14,807
Tax basis compensation expense (from the exercise of stock options) in excess of amounts recognized for financial reporting purposes	(909)	(13,958)	(3,164)
Other	(3,865)	(3,428)	(3,803)

	$291,244	$244,748	$193,143

Income tax expense attributable to income from continuing operations consists of:

	Year Ended December 31,
	2002	2001	2000
Current income tax expense	$151,757	$146,407	$116,773
Deferred income tax expense	45,280	59,560	74,068

	$197,037	$205,967	$190,841

In 2002, 2001, and 2000, deferred income tax expense was incurred because of certain differences between net income from continuing operations before income taxes as reported on the consolidated statement of operations and taxable income as reported on Torchmark’s income tax returns. As explained in Note 1, these differences caused the financial statement book values of some assets and liabilities to be different from their respective tax bases.

The effective income tax rate differed from the expected 35% rate as shown below:

	Year Ended December 31,
	2002	%	2001	%	2000	%
Expected income taxes	$204,512	35%	$210,500	35%	$197,035	35%

Increase (reduction) in income taxes resulting from:
Tax-exempt investment income	(6,146)	(1)	(7,754)	(1)	(9,546)	(2)
Other	(1,329)	—	3,221	—	3,352	1

Income taxes	$197,037	34%	$205,967	34%	$190,841	34%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 10—Income Taxes (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2002	2001
Deferred tax assets:
Present value of future policy surrender charges	$24,704	$32,821
Carryover of nonlife net operating losses	14,499	20,783
Other assets and other liabilities, principally due to the current nondeductibility of certain accrued expenses for tax purposes	23,120	31,273

Total gross deferred tax assets	62,323	84,877
Deferred tax liabilities:
Unrealized investment gains	101,116	63
Deferred acquisition costs	527,355	509,734
Future policy benefits, unearned and advance premiums, and policy claims	134,625	128,742
Other	8,529	8,944

Total gross deferred tax liabilities	771,625	647,483

Net deferred tax liability	$709,302	$562,606

Torchmark has not recognized a deferred tax liability for the undistributed earnings of its wholly-owned subsidiaries because such earnings are remitted to Torchmark on a tax-free basis. A deferred tax liability will be recognized in the future if the remittance of such earnings becomes taxable to Torchmark. In addition, Torchmark has not recognized a deferred tax liability of approximately $10 million that arose prior to 1984 on temporary differences related to the policyholders’ surplus accounts in the life insurance subsidiaries. A current tax expense will be recognized in the future if and when these amounts are distributed.

Torchmark has net operating loss carryforwards of approximately $41.4 million at December 31, 2002 of which $.4 million expire in 2007; $4.2 million expire in 2018; $6.8 million expire in 2019; $25.3 million expire in 2020; and $4.7 million expire in 2021. No valuation allowance is required to be recorded with respect to these net operating losses.

Note 11—Change in Accounting Principle

Asset-Backed Securities.    Torchmark adopted new accounting guidance Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20) effective April 1, 2001. EITF 99-20 changed the method of accounting for most of Torchmark’s asset-backed securities, and also set forth specific new rules regarding the impairment of asset-backed securities. Future impairments, if any, are to be recognized as a component of realized investment losses. On initial application of this standard, impairments were recognized as a change in accounting principle. Reversals of impairment charges recognized subsequent to adoption of EITF 99-20 are prohibited.

In accordance with this guidance, in 2001, Torchmark evaluated the expected cash flows on its asset-backed securities under the new rules. As a result, Torchmark determined that these assets were impaired by $41 million, or $27 million after tax, resulting in a remaining balance at fair value of $63 million. This impairment charge was recorded as a cumulative effect of a change in accounting principle in the second quarter of 2001. Also, during 2001, Torchmark sold an additional $40 million of these securities after adjustment for the impairment at no gain or loss. An additional impairment of $2.5 million was recognized in the fourth quarter of 2001 and was included in realized investment losses. Torchmark’s total investment at fair market value in asset-backed securities considered impaired according to the accounting guidance at December 31, 2001 was approximately $19 million. During 2002, all of these securities were sold for proceeds of $13 million, at a loss of $6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 12—Postretirement Benefits

Pension Plans: Torchmark has noncontributory retirement benefit plans and contributory savings plans which cover substantially all employees. There is also a nonqualified noncontributory excess benefit pension plan which covers certain employees. The total cost of these retirement plans charged to operations was as follows:

Year Ended December 31,	Defined Contribution Plans	Defined Benefit Pension Plans
2002	$3,247	$2,330
2001	3,283	2,535
2000	3,097	2,610

Torchmark accrues expense for the defined contribution plans based on a percentage of the employees’ contributions. The plans are funded by the employee contributions and a Torchmark contribution equal to the amount of accrued expense. Plan contributions are both mandatory and discretionary, depending on the terms of the plan.

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

The excess benefit pension plan provides the benefits that an employee would have otherwise received from a defined benefit pension plan in the absence of the Internal Revenue Code’s limitation on benefits payable under a qualified plan. Although this plan is unfunded, pension cost is determined in a similar manner as for the funded plans. Liability for the excess benefit plan was $5.4 million at both December 31, 2002 and 2001.

Net periodic pension cost for the defined benefit plans by expense component was as follows:

	Year Ended December 31,
	2002	2001	2000
Service cost—benefits earned during the period	$5,112	$5,195	$5,142
Interest cost on projected benefit obligation	9,670	9,077	8,763
Expected return on assets	(11,688)	(11,212)	(10,639)
Amortization of prior service cost	(10)	(82)	78
Recognition of net actuarial (gain)/loss	(754)	(443)	(734)

Net periodic pension cost	$2,330	$2,535	$2,610

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 12—Postretirement Benefits (continued)

In accordance with SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, the following table presents a reconciliation from the beginning to the end of the year of the benefit obligation and plan assets. This table also presents a reconciliation of the plans’ funded status with the amounts recognized on Torchmark’s consolidated balance sheet.

	Pension Benefits For the year ended December 31,
	2002	2001
Changes in benefit obligation:
Obligation at beginning of year	$128,646	$114,222
Service cost	5,112	5,195
Interest cost	9,670	9,077
Actuarial loss (gain)	11,485	8,559
Benefits paid	(9,618)	(8,407)
Plan amendments	904	-0-

Obligation at end of year	146,199	128,646

Changes in plan assets:
Fair value at beginning of year	133,809	139,318
Return on assets	1,191	1,875
Contributions	7,213	1,023
Benefits paid	(9,618)	(8,407)

Fair value at end of year	132,595	133,809

Funded status at year end	(13,604)	5,163

Unrecognized amounts at year end:
Unrecognized actuarial loss (gain)	2,550	(20,645)
Unrecognized prior service cost	787	(126)
Unrecognized transition obligation	(61)	(68)

Net amount recognized at year end	$(10,328)	$(15,676)

Amounts recognized consist of:
Prepaid benefit cost	$-0-	$328
Accrued benefit liability	(10,328)	(16,004)
Intangible asset	-0-	-0-

Net amount recognized at year end	$(10,328)	$(15,676)

Included in the fair value of plan assets are the following amounts.
	December 31,
	2002	2001
Torchmark common stock	$2,062	$-0-
Torchmark preferred securities	10,620	9,950
Annuity contract issued by Torchmark insurance subsidiary	3,278	2,701

	$15,960	$12,651

The weighted average assumed discount rates used in determining the actuarial benefit obligations were 6.75%, 7.25%, and 7.50% in 2002, 2001, and 2000, respectively. The rate of assumed compensation increase was 4.50% in each of the years 2000 through 2002 and the expected long-term rate of return on plan assets was 9.25% in each of the same years. The discount and compensation increase rates are used to determine current year projected benefit obligations and subsequent year pension expense. The long-term rate of return is used to determine current year expense. Differences between assumptions and actual experience are included in actuarial gain or loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 12—Postretirement Benefits (continued)

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

The components of net periodic postretirement benefit cost for plans other than pensions are as follows:

	Year Ended December 31,
	2002	2001	2000
Service cost	$506	$647	$692
Interest cost on accumulated postretirement benefit obligation	861	1,323	1,262
Expected return on plan assets	-0-	-0-	-0-
Amortization of prior service cost	-0-	(5,145)	(161)
Recognition of net actuarial (gain)/loss	(598)	(2,426)	(39)

Net periodic postretirement benefit cost	$769	$(5,601)	$1,754

The following table presents a reconciliation of the benefit obligation and plan assets from the beginning to the end of the year and a reconciliation of the funded status to the accrued benefit liability:

	Benefits Other Than Pensions For the year ended December 31,
	2002	2001
Changes in benefit obligation:
Obligation at beginning of year	$11,959	$18,008
Service cost	506	647
Interest cost	861	1,323
Amendments	-0-	(5,016)
Actuarial loss (gain)	(598)	(1,896)
Benefits paid	(776)	(1,107)

Obligation at end of year	11,952	11,959

Changes in plan assets:
Fair value at beginning of year	-0-	-0-
Return on assets	-0-	-0-
Contributions	776	1,107
Benefits paid	(776)	(1,107)

Fair value at end of year	-0-	-0-

Funded status at year end	(11,952)	(11,959)

Unrecognized amounts at year end:
Unrecognized actuarial loss (gain)	-0-	-0-
Unrecognized prior service cost	-0-	-0-

Net amount recognized at year end as accrued benefit liability	$(11,952)	$(11,959)

During 2001, Torchmark amended the terms of its post-retirement health benefit plan to revise the premium structure for participants. This amendment reduced the benefit liability by $5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 12—Postretirement Benefits (continued)

For measurement purposes, a 7.5% annual rate of increase in per capita cost of covered healthcare benefits was assumed for the years 2000 through 2002. Torchmark has assumed that the health care cost trend rate will remain stable at 7.5% in future periods. This trend rate assumption has a significant effect on the amounts reported, as illustrated in the following table which presents the effect of a one percentage point increase and decrease on the service and interest cost components and the benefit obligation:

	Change in Trend Rate
Effect on:	1% Increase	1% Decrease
Service and interest cost components	$3	$(3)
Benefit obligation	42	(39)

The weighted average discount rate used in determining the accumulated postretirement benefit obligation for plans other than pensions was 7.59% in 2002, 7.58% in 2001, and 7.55% in 2000.

Note 13—Debt

An analysis of debt at carrying value is as follows:

	December 31,
	2002		2001
	Short-term Debt	Long-term Debt	Short-term Debt	Long-term Debt
Senior Debentures, due 2009		$99,450		$99,450
Notes, due 2023		165,803		165,819
Notes, due 2013		92,986		92,923
Senior Notes, due 2006		193,325		177,960
Commercial paper	$201,479		$204,037

	$201,479	$551,564	$204,037	$536,152

The amount of debt that becomes due during each of the next five years is: 2003—$201,479, 2004—$0, 2005—$0, 2006—$180,000, 2007—$0, and thereafter—$362,412.

The Senior Debentures, remaining principal amount of $99 million, are due August 15, 2009. They bear interest at a rate of 8 1/4%, with interest payable on February 15 and August 15 of each year. The Senior Debentures are not redeemable at the option of Torchmark prior to maturity and have equal priority with other Torchmark unsecured indebtedness.

The Notes, due May 15, 2023, were issued in May, 1993 in the principal amount of $200 million. Interest is payable on May 15 and November 15 of each year at a rate of 7 7/8%. In 2002, 2001, and 2000, Torchmark purchased principal amounts of $75 thousand, $8.1 million, and $4.6 million in the open market at a cost of $76 thousand, $8.3 million, and $4.2 million, respectively. After-tax losses on the redemption of debt of $2 thousand and $277 thousand were recorded during 2002 and 2001, respectively. An after-tax gain on the redemption of debt of $166 thousand was recorded in 2000. These notes are not callable prior to maturity and have equal priority with other Torchmark unsecured indebtedness.

The Notes, due August 1, 2013, were issued in July, 1993 in the principal amount of $100 million. Interest is payable on February 1 and August 1 of each year at a rate of 7 3/8%. In 2000, Torchmark purchased $2.0 million principal amount in the open market at a cost of $1.9 million. An after-tax gain on the redemption of debt of $36 thousand was recorded in 2000. These notes are not callable prior to maturity and have equal priority with other Torchmark unsecured indebtedness.

The Senior Notes, due December 16, 2006, were issued in December, 2001 in the principal amount of $180 million for net proceeds of $178 million. Interest is payable on June 15 and December 15 of each

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Debt (continued)

year at a rate of 6 1/4%. The notes are unsecured, may not be redeemed prior to maturity, and have no sinking fund requirement. These notes have equal priority with other Torchmark unsecured indebtedness.

In connection with the issuance of the Senior Notes, Torchmark entered into a five-year swap agreement with an unaffiliated party to swap the 6 1/4% fixed rate payment obligation for a floating rate obligation. The floating rate is based on the six-month LIBOR plus 120.5 basis points and resets every six months. At December 31, 2002, this rate was 2.63%. This swap derivative qualifies as a hedge under accounting rules. Therefore, both the swap and the Senior Notes are carried at fair value. Changes in the swap’s fair market value will be substantially offset by changes in the fair market value of the debt security. Torchmark’s derivative instruments are classified as Other Invested Assets.

Torchmark has in place a line of credit facility with a group of lenders, which allows unsecured borrowings and stand-by letters of credit up to $625 million. The facility includes a $325 million 364-day tranche, which matures November 27, 2003 and a $300 million five-year tranche that matures November 30, 2006. Interest is charged at variable rates for each tranche. In addition, Torchmark can request up to $200 million letters of credit to be issued against the $300 million five-year tranche. The line of credit is further designated as a back-up credit line for a commercial paper program, which cannot exceed $600 million. Torchmark may borrow from the credit facility or issue commercial paper, with total commercial paper outstanding not to exceed $600 million. At December 31, 2002, Torchmark had $202 million face amount of commercial paper outstanding, $170 million of letters of credit issued, and no borrowings under the line of credit. During 2002, the short term borrowings under the combined facilities averaged approximately $192 million, and were made at an average yield of 1.9%. The facility does not have a ratings-based acceleration trigger which would require early payment. A facility fee is charged for the entire $625 million facility, at a rate of 8 basis points for the 364-day tranche and 10 basis points for the five-year tranche. For letters of credit issued, there is an issuance fee of 25 basis points and a fronting fee of 5 basis points. Additionally, if borrowings on both the line of credit and letters of credit exceed 33% of the total $625 million facility, there is a usage fee of 10 basis points. During 2002, Torchmark’s usage of the facility was below this threshold and no usage fee was required. Torchmark is subject to certain covenants for the agreements regarding capitalization and earnings, with which it was in compliance at December 31, 2002.

There was no capitalized interest in 2002, 2001, or 2000.

Note 14—Trust Preferred Securities

In November 2001, Torchmark established two Capital Trusts, which, in turn, sold trust preferred securities (trust preferreds) in separate public offerings. Capital Trust I sold 5 million shares while Capital Trust II sold 1 million shares at a combined face amount of $150 million. Both trust preferreds pay a quarterly dividend at an annual 7 3/4% rate which is equivalent to an annual rate of $1.9375 per share. All dividends are cumulative. The trust preferreds are subject to a mandatory redemption on November 2, 2041, but Torchmark has the option to redeem in part or whole the securities on or after November 2, 2006. All payments by the Capital Trusts regarding the trust preferreds are guaranteed by Torchmark. The Capital Trusts are wholly-owned consolidated subsidiaries of Torchmark. The two offerings resulted in net proceeds of $145 million to the Capital Trusts. The Capital Trusts in turn used the proceeds to buy 7 3/4% Junior Subordinated Debentures from Torchmark in like amount. Torchmark used these proceeds to redeem its outstanding 9.18% monthly income preferred securities (MIPS) in 2001 in the approximate amount of $110 million, with the remaining proceeds used to pay down short-term debt. In a related transaction, Torchmark entered into a ten year swap agreement to exchange a variable rate payment for the 7 3/4% fixed dividend obligation. The variable rate is based on the three-month LIBOR plus 221 basis points and resets each quarter in arrears when payments are made. The variable rate was projected to be 3.60% at December 31, 2002. The swap derivative does not qualify as a hedge for accounting purposes and is carried on the balance sheet at fair market value. The fair market value of the swap agreement was a benefit of $16.2 million at December 31, 2002 and zero at December 31, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 15—Monthly Income Preferred Securities

During 2001, Torchmark used funds received from short-term borrowings and the issuance of the trust preferreds to redeem its 8 million shares of 9.18% MIPS for a total cost of $200 million plus accrued dividends. Torchmark recognized an after-tax loss of approximately $4.3 million during 2001 as a result of the redemption.

When the MIPS were originally issued in 1994, Torchmark entered into a ten-year swap agreement with an unrelated party which remains in effect. The agreement provides for Torchmark to pay a variable rate based on the one-month LIBOR plus 139 basis points, while collecting at a rate of 9.18% on a notional amount of $200 million. The swap expires on September 30, 2004. The rate resets each month. At December 31, 2002, the variable rate was 2.83%. The swap is accounted for as a free standing derivative and is marked to fair market value at the end of each accounting period. The fair market value of the swap agreement was a benefit of $20.8 million and $19.2 million at December 31, 2002 and 2001, respectively.

Note 16—Shareholders’ Equity

Share Data: A summary of preferred and common share activity is as follows:

	Preferred Stock		Common Stock
	Issued	Treasury Stock	Issued	Treasury Stock

2000:
Balance at January 1, 2000	-0-	-0-	147,800,908	(15,804,640)
Issuance of common stock due to exercise of stock options				523,742
Treasury stock acquired				(6,131,000)

Balance at December 31, 2000	-0-	-0-	147,800,908	(21,411,898)

2001:
Issuance of common stock due to exercise of stock options				4,255,646
Treasury stock acquired				(7,756,890)
Retirement of treasury stock			(21,000,000)	21,000,000

Balance at December 31, 2001	-0-	-0-	126,800,908	(3,913,142)

2002:
Issuance of common stock due to exercise of stock options			-0-	196,381
Treasury stock acquired			-0-	(4,816,695)

	-0-	-0-	126,800,908	(8,533,456)

	At December 31, 2001		At December 31, 2000
	Preferred Stock	Common Stock	Preferred Stock	Common Stock
Par value per share	$1.00	$1.00	$1.00	$1.00
Authorized shares	5,000,000	320,000,000	5,000,000	320,000,000

Acquisition of Common Shares: Torchmark shares are acquired from time to time through open market purchases under the Torchmark stock repurchase program when it is believed to be the best use of Torchmark’s funds and for future employee stock option exercises. Share repurchases under this program were 4.8 million shares at a cost of $182 million in 2002, 7.8 million shares at a cost of $303 million in 2001, and 6.1 million shares at a cost of $147 million in 2000.

Retirement of Treasury Stock:    On May 11, 2001, Torchmark retired 21 million shares of its treasury stock. The retirement resulted in a decrease in common stock of $21 million, decrease in additional paid-in capital of $89 million, decrease in retained earnings of $527 million, and a decrease in treasury stock of $637 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 16—Shareholders’ Equity (continued)

Restrictions: Restrictions exist on the flow of funds to Torchmark from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. These restrictions generally limit the payment of dividends by insurance subsidiaries to statutory net gain from operations before realized capital gains or losses on an annual noncumulative basis in the absence of special approval. Additionally, insurance companies are generally not permitted to distribute the excess of shareholders’ equity as determined on a GAAP basis over that determined on a statutory basis. In 2003, $283 million will be available to Torchmark for dividends from insurance subsidiaries in compliance with statutory regulations without prior regulatory approval.

Earnings Per Share: A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	2002	2001	2000
Basic weighted average shares outstanding	120,258,685	125,134,535	128,089,235
Weighted average dilutive options outstanding	410,430	726,334	264,169

Diluted weighted average shares outstanding	120,669,115	125,860,869	128,353,404

Stock options to purchase 5,551,271, 3,305,025, and 7,497,546 as of December 31, 2002, 2001, and 2000, respectively, are considered to be anti-dilutive and are excluded from the calculation of diluted earnings per share. Income available to common shareholders for basic earnings per share is equivalent to income available to common shareholders for diluted earnings per share.

Note 17—Employee Stock Options

Certain employees, directors, and consultants have been granted options to buy shares of Torchmark stock, generally at the market value of the stock on the date of grant, under the provisions of the various Torchmark stock option plans. The options are exercisable during the period commencing from the date they vest until expiring ten years and two days or eleven years after grant. Employee and consultant stock options generally vest one-half in two years and one-half in three years. Formula-based director grants generally vest in six months. A grant in August, 2001 vested immediately for all optionees other than those subject to SEC Section 16(a) reporting, whose options vest in six months. A grant in December, 2000 vested in six months. Stock options awarded in connection with compensation deferrals by certain directors and executives vest over ten years. Torchmark generally issues shares for the exercise of stock options out of treasury stock.

An analysis of shares available for grant is as follows:

	Available for Grant
	2002	2001	2000
Balance at January 1	5,024,187	9,476,067	10,869,220
Expired during year	2,477	35,573	1,100
Granted during year	(1,166,324)	(4,487,453)	(1,394,253)

Balance at December 31	3,860,340	5,024,187	9,476,067

As previously stated in Note 1—Significant Accounting Policies, Torchmark accounts for its employee stock options in accordance with SFAS 123, Accounting for Stock-Based Compensation as amended by SFAS 148, and has elected to account for its stock options under the intrinsic value method as outlined in APB 25 and permitted by SFAS 123. The fair value method requires the use of an option valuation model, such as the Black-Scholes option valuation model, to value employee stock options, upon which compensation expense is based. The estimated fair value of the options is then amortized to expense over the options’ vesting period. The Black-Scholes option valuation model was not developed for use in valuing employee stock options. Instead, this model was developed for use in estimating the fair value of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 17—Employee Stock Options (continued)

traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Torchmark’s employee stock options have characteristics significantly different from those of traded options, changes in the subjective input assumptions can materially affect the fair value estimate of its employee stock options. Under the intrinsic value method, compensation expense for Torchmark’s option grants is only recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant.

As required by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the pro forma earnings giving effect to the fair value method of option accounting has been reported in Note 1—Significant Accounting Policies. The fair value for Torchmark’s employee stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001, and 2000:

	2002	2001	2000
Risk-free interest rate	3.1%	4.5%	5.1%
Dividend yield	1.0%	0.9%	1.0%
Volatility factor	30.1	31.7	32.5
Weighted average expected life (in years)	4.51	4.75	4.77

Torchmark executed a stock option exercise and restoration program on August 9, 2001 through which 122 Torchmark directors and employees exercised vested stock options. These participants were granted a reduced number of new options at the current market price. The August 9, 2001 program resulted in the issuance of 4.0 million shares of which 3.5 million shares were immediately sold by the directors and employees through the open market to cover the cost of the purchased shares and related taxes. Another small restoration program was effected on December 20, 2000 involving two employees who were not able to participate in an earlier 1999 restoration program. They exercised vested options resulting in the issuance of 433 thousand shares, of which 283 thousand shares were sold by the employees to pay the exercise price and minimum withholding taxes. As a result of these restoration programs, management’s ownership interest increased, and Torchmark received a significant current tax benefit from the exercise of the options.

A summary of Torchmark’s stock option activity and related information for the years ended December 31, 2002, 2001, and 2000 follows:

	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding-beginning of year	8,727,432	$36.28	8,531,198	$31.85	7,661,787	$30.14
Granted	1,166,324	37.55	4,487,453	40.40	1,394,253	36.37
Exercised	(196,381)	25.96	(4,255,646)	31.62	(523,742)	18.89
Expired	(2,477)	34.32	(35,573)	36.82	(1,100)	28.84

Outstanding-end of year	9,694,898	$36.64	8,727,432	$36.28	8,531,198	$31.85

Exercisable at end of year	6,748,645	$36.59	5,802,358	$37.02	5,345,265	$31.54

The weighted average fair value of options granted during the years ended December 31, 2002, 2001, and 2000 were $10.33, $13.00, and $12.05, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 17—Employee Stock Options (continued)

The following table summarizes information about stock options outstanding at December 31, 2002:

Exercise Price	Grant Date	Number Outstanding	Number Exercisable	Original Contract Termination Date
14.92781	January 3, 1995	7,010	7,010	January 5, 2005
15.94885*	December 18, 1996	36,000	12,000	December 18, 2007
18.57937-18.58078	December 20, 1995	33,400	33,400	December 22, 2005
18.618	December 14, 1993	25,702	25,702	December 16, 2003
19.26091	January 2, 1996	7,010	7,010	January 4, 2006
19.26091-19.276	January 3, 1994	13,010	13,010	January 5, 2004
19.8125	February 29, 2000	7,691	7,691	February 28, 2011
21.29257-21.30859	December 16, 1996	85,262	85,262	December 18, 2006
21.50770	January 2, 1997	7,010	7,010	January 4, 2007
21.52056	January 2, 1997	10,900	1,816	January 2, 2008
22.14864-22.16198	January 31, 1997	94,051	18,121	January 31, 2008
24.7174	January 4, 1993	7,010	7,010	January 6, 2003
25.75	January 18, 2000	5,678	5,678	January 18, 2011
27.325	January 17, 2000	5,410	5,410	January 17, 2011
27.75	January 4, 2000	17,164	17,164	January 4, 2011
27.8125	December 21, 1999	1,014,250	1,014,250	December 23, 2009
27.8125	December 21, 1999	68,421	15,456	December 21, 2010
28.3125	January 3, 2000	10,184	5,708	January 3, 2011
33.27631-33.28237	December 24, 1997	34,469	34,469	December 26, 2007
33.4375	December 16, 1998	331,250	331,250	December 18, 2008
33.4375	December 16, 1998	97,838	28,486	December 16, 2009
33.4905-33.49377	September 25, 1997	174,508	174,508	September 27, 2007
33.54382	January 9, 1998	9,089	1,298	January 9, 2009
33.9375	January 11, 1999	40,820	40,820	January 11, 2010
34	January 5, 2001	4,663	466	January 15, 2012
34.5	November 15, 1999	532,774	532,774	November 17, 2009
34.5	January 8, 2001	30,701	30,701	January 8, 2012
34.75	December 30, 1998	31,727	7,931	December 30, 2009
34.875	January 23, 2001	5,025	5,025	January 23, 2012
35.63037	February 16, 1998	8,439	1,205	February 16, 2009
35.95	March 15, 2001	4,617	4,617	March 15, 2012
36.11175-36.11284	January 2, 1998	116,709	116,709	January 4, 2008
36.37928	February 10, 1998	7,950	1,135	February 10, 2009
36.43278	February 4, 1998	7,989	1,141	February 4, 2009
36.57	May 14, 2001	4,740	4,740	May 14, 2012
37.375	December 20, 2000	1,187,252	725,152	December 22, 2010
37.375	December 20, 2000	53,994	10,799	December 20, 2011
37.44	December 16, 2002	1,034,700	0	December 18, 2012
37.44	December 16, 2002	38,431	0	December 16, 2013
37.625	January 3, 2001	4,210	4,210	January 3, 2012
38.2	December 13, 2001	1,029,150	0	December 15, 2011
38.2	December 13, 2001	51,322	5,133	December 13, 2012
38.42	January 7, 2002	4,125	4,125	January 7, 2013
38.6	January 3, 2002	32,070	32,070	January 3, 2013
38.79	January 2, 2002	48,000	48,000	January 4, 2012
38.79	January 2, 2002	8,998	8,998	January 2, 2013
41.26	August 9, 2001	3,304,175	3,304,175	August 11, 2011

		9,694,898	6,748,645

*  Issued when the market price was $24.8125. Option price at that time (prior to the Waddell & Reed spin-off adjustment) was $18.61.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 18—Commitments and Contingencies

Reinsurance: Insurance affiliates of Torchmark reinsure that portion of insurance risk which is in excess of their retention limits. Retention limits for ordinary life insurance range up to $2.5 million per life. Life insurance ceded represents 1.2% of total life insurance in force at December 31, 2002. Insurance ceded on life and accident and health products represents .5% of premium income for 2002. Torchmark would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

Insurance affiliates also assume insurance risks of other companies. Life reinsurance assumed represents 1.9% of life insurance in force at December 31, 2002 and reinsurance assumed on life and accident and health products represents .9% of premium income for 2002.

Leases: Torchmark leases office space and office equipment under a variety of operating lease arrangements. These leases contain various renewal options, purchase options, and escalation clauses. Rental expense for operating leases was $3.4 million in 2002, $3.2 million in 2001, and $3.3 million in 2000. Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 2002 are as follows: 2003, $2.1 million; 2004, $1.4 million; 2005, $962 thousand; 2006, $731 thousand; 2007, $614 thousand and in the aggregate, $7.2 million.

Concentrations of Credit Risk: Torchmark maintains a highly diversified investment portfolio with limited concentration in any given region, industry, or economic characteristic. At December 31, 2002, the investment portfolio consisted of the following:

Investment-grade corporate securities	78%
Non-investment-grade securities	7
Policy loans, which are secured by the underlying insurance policy values	4
Securities of the U.S. government or U.S. government-backed securities	3
Non-government-guaranteed mortgage-backed securities	2
Securities of state and municipal governments	2
Mortgages	2
Short-term investments, which generally mature within one month	1
Securities of foreign governments, equity securities, real estate, and other long-term investments	1

Investments in municipal governments and corporations are made throughout the U.S. with no concentration in any given state. Most of the investments in foreign government securities are in Canadian government obligations. Corporate debt and equity investments are made in a wide range of industries. At December 31, 2002, 2% or more of the portfolio was invested in the following industries:

Depository institutions	15%
Electric, gas, and sanitation services	15
Insurance carriers	11
Nondepository credit institutions	6
Communications	5
Chemicals and allied products	3
Food and kindred products	3
Transportation equipment	2

Otherwise, no individual industry represented 2% or more of Torchmark’s investments. At year-end 2002, 7% of invested assets was represented by fixed maturities rated below investment grade (BB or lower as rated by the Bloomberg Composite or the equivalent NAIC designation). Par value of these

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 18—Commitments and Contingencies (continued)

investments was $704 million, amortized cost was $657 million, and fair market value was $562 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in market value.

Collateral Requirements: Torchmark requires collateral for investments in instruments where collateral is available and is typically required because of the nature of the investment. Since the majority of Torchmark’s investments is in government, government-secured, or corporate securities, the requirement for collateral is rare. Torchmark’s mortgages are secured by the underlying real estate.

Guarantees: Torchmark has in place three guarantee agreements, all of which are either parent company guarantees of subsidiary obligations to a third party, or parent company guarantees of obligations between wholly-owned subsidiaries. As of December 31, 2002, Torchmark had no liability with respect to these guarantees.

Trust Preferred Securities: A performance guarantee for the obligations of the Torchmark Capital Trusts I and II. The guarantee was entered into when the trust preferred securities were issued by those trusts. It guarantees payment of distributions and the redemption price of the securities until the securities are redeemed in full, or all obligations have been satisfied should one or both of the Capital Trusts default on an obligation. The total redemption price of the trust preferred securities is $150 million.

Letters of Credit: Torchmark has guaranteed letters of credit in connection with its credit facility with a group of banks. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Torchmark insurance companies. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Torchmark’s insurance carriers. The agreement is a one-year renewable contract expiring in 2006. The maximum amount of letters of credit available is $200 million. Torchmark (parent company) would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. At December 31, 2002, $161 million of letters of credit were outstanding.

Agent Receivables: Torchmark issued a guarantee to an unaffiliated third party, which has purchased certain agents’ receivables of Torchmark’s wholly-owned subsidiary American Income. The guarantee covers all obligations and recovery of capital to the third party under the receivables purchase agreement up to a maximum amount of $100 million. Under the terms of the revolving purchase arrangement, the third party has purchased the agents’ receivables and receives the earned commissions as they are applied to the balance. The term of the guarantee corresponds with the purchase arrangement, which is annually renewable. Torchmark would be liable to the extent that future commission collections were insufficient to repay the purchased amount. As of December 31, 2002, the present value of future commissions substantially exceeded the purchased balance.

Litigation: Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark’s subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a defendant. In 1999, Alabama enacted legislation limiting punitive damages in non-physical injury cases to the greater of $500,000 or three times compensatory damages. Since this legislation has not undergone scrutiny by appellate courts regarding its constitutionality and a jury’s discretion regarding the amount of compensatory damages (including mental anguish) awarded in any given case is not precisely defined,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 18—Commitments and Contingencies (continued)

the effect of this legislation on Torchmark’s litigation remains unclear. Additionally, it should be noted that Torchmark subsidiaries actively market insurance in the State of Mississippi, a jurisdiction which is recognized nationally for large punitive damage verdicts. Bespeaking caution is the fact that the likelihood or extent of a punitive damage award in any given case is currently impossible to predict. As of December 31, 2002, Liberty was a party to approximately 93 active lawsuits (including 9 employment related cases and excluding interpleaders and stayed cases), 69 of which were Alabama proceedings and 9 of which were Mississippi proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

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

On December 8, 1999, purported class action litigation was filed against Liberty in the United States District Court for the Northern District of Alabama (Moore v. Liberty National Life Insurance Company, Case No. CV-99-BU-3262-S), on behalf of all African-Americans who have or have had at the time of policy termination an ownership interest in certain life insurance policies ($25,000 face amount or less) marketed by Liberty and certain of its former subsidiaries. The alleged class period covers virtually the entire twentieth century. Plaintiffs allege racial discrimination in Liberty’s premium rates in violation of 42 U.S.C. § 1981, breach of fiduciary duty in sales and administrative practices, receipt of excessive and unreasonable premium payments by Liberty, improper hiring, supervision, retention and failure to monitor actions of officers, agents and employees, breach of contract in dismantling the debit premium collection system, fraudulent inducement and negligent misrepresentation. Unspecified compensatory and punitive damages are sought together with a declaratory judgment and equitable and/or injunctive relief, including establishment of a constructive trust for the benefit of class members. Defendants filed a motion for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 18—Commitments and Contingencies (continued)

judgment on the pleadings or in the alternative for summary judgment on January 27, 2000. On April 7, 2000, the District Court entered an order granting Liberty’s motion for judgment on the pleadings and dismissing plaintiffs’ claims under 42 U.S.C. § 1981 with prejudice as time-barred and dismissing their state law claims without prejudice to re-file in state court if desired. Plaintiffs subsequently filed motions with the District Court to reconsider its April 7, 2000 order and for permission to file an amended complaint adding similar claims under 24 U.S.C. § 1982. Liberty opposed this motion. On June 22, 2000, purported class action litigation with allegations comparable to those in the Moore case was filed against Liberty in the Circuit Court of Jefferson County, Alabama (Baldwin v. Liberty National Life Insurance Company, Case No. CV 00-684). The Baldwin case is currently stayed pending disposition of the Moore case.

On July 3, 2000, the District Court issued an order in the Moore case granting in part and denying in part the plaintiffs’ motions. The District Court ordered the Moore plaintiffs to file an amended complaint setting forth their claims under 28 U.S.C. §§ 1981 and 1982 and, if such claims are timely, any state law claims for breach of contract related to the discontinuance of debit collections, and dismissed with prejudice all remaining state law claims of the plaintiffs as time-barred by the common law rule of repose. On July 14, 2000, plaintiffs filed their amended complaint with the District Court and Liberty filed a motion to alter or amend the District Court’s July order or, in the alternative, requested that the District Court certify for purposes of appeal the issue whether the state law doctrine of repose should be applied to and bar plaintiffs’ actions under 28 U.S.C. §§ 1981 and 1982. The District Court entered such an order on July 21, 2000 and stayed proceedings in Moore pending resolution of Liberty’s petition to the U.S. Circuit Court of Appeals for the Eleventh Circuit. Liberty filed a petition on July 30, 2000 with the Eleventh Circuit seeking that Court’s permission to appeal the portions of the District Court’s July order in Moore granting the plaintiffs the right to file the amended complaint. The Eleventh Circuit Court granted Liberty’s motion and agreed to consider Liberty’s arguments regarding the applicability of the state law of repose to actions under 28 U.S.C. §§ 1981 and 1982. Oral arguments were heard by the Eleventh Circuit Court on July 20, 2001. On September 28, 2001, the Eleventh Circuit Court ruled that the rule of repose was not a bar to the Moore claims in federal court and that there is no reverse pre-emption under the McCarrin Ferguson Act. Liberty filed a petition seeking an en banc rehearing in the Eleventh Circuit Court, which was subsequently denied. Liberty filed a petition for a writ of certiorari with the U.S. Supreme Court on February 21, 2002, which has been denied. The plaintiffs filed their motion for class certification in Moore with the District Court on December 20, 2002 and Liberty filed its opposition to this motion on February 3, 2003.                                 .

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 18—Commitments and Contingencies (continued)

In the fifth individual state court action, (Edwards v. Liberty National Life Insurance Company, Case No. CV 0005872), the trial court denied Liberty’s motion seeking a summary judgment based upon the rule of repose but indicated that it would reconsider that motion after discovery. Liberty filed a motion to alter or amend the trial court’s order, or in the alternative, for an interlocutory appeal. In September 2001, the trial court in that case vacated its earlier order and stayed the litigation pending resolution of the Hudson case, which is discussed above. On February 22, 2002, the trial court held a hearing regarding the stay in Edwards. The trial court permitted the plaintiffs very limited discovery.

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

There are a total of 16 race-distinct mortality cases pending in the U.S. District Court for the Northern District of Alabama (with two of such cases having been originally filed in the U.S. District Court for the Northern District of Georgia), including Sunday v. Liberty National Life Insurance Company, Case No. CV02-BE-0639-S), in which approximately 460 individuals assert that they had discriminatory insurance policies with Liberty. The Baldwin and Edwards cases remain pending in Alabama Circuit Courts. Plaintiffs’ attorneys have actively advertised for additional plaintiffs to join these suits or file additional suits.

On December 23, 2002, seventy individual plaintiffs filed an action against Liberty and certain of its sales agents in the Circuit Court of Holmes County, Mississippi (Thurmond v. Liberty National Life Insurance Company, Cause No.: 2002-517). The plaintiffs, all African Americans, assert claims of fraudulent and reckless misrepresentation, innocent misrepresentation, fraudulent concealment and suppression, breach of contract in the dismantling of Liberty’s debit collection system and racial discrimination under various sections of the Mississippi Code Annotated in connection with the marketing, sale and administration by Liberty of plaintiffs’ industrial low value whole life, accident and/or burial insurance policies. Actual and punitive damages in an unspecified amount, interest and costs are sought.

On December 27, 2002, individual litigation involving 120 separate plaintiffs with substantially similar allegations, was filed against Liberty in the Circuit Courts of Holmes County, Mississippi (Billingsley v. Liberty National Life Insurance Company, Civil Action No.: 2002-532), of Bolivar County, Mississippi (Hudson v. Liberty National Life Insurance Company, Civil Action No.: 2002-170) and of Leflore County, Mississippi (Teague v. Liberty National Life Insurance Company, Civil Action No.: 2002-0218-CICI). Plaintiffs in each action assert that Liberty and its sales agents marketed small value debit insurance policies at racially discriminatory rates to African Americans using racially discriminatory sales and administrative practices and collected premium payments which are alleged to be excessive and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 18—Commitments and Contingencies (continued)

unconscionable in that such premiums exceeded the face amount of insurance issued. Unspecified actual and punitive damages, attorneys fees, costs and interest, as well as the imposition of a constructive trust or disgorgement are sought for claims of fraud and fraudulent inducement, breach of the duty of good faith and fair dealing, tortuous breach of contract, breach of fiduciary duty, money had and received, unjust enrichment, negligence and/or gross negligence, violations of the Mississippi Consumer Protection Act, conversion and violations of Mississippi Code Ann. § 83-7-3 (prohibiting discrimination by life insurers in the assessment of premiums to policyholders).

On July 26, 2001, litigation was filed against Torchmark and three current members of Torchmark’s Board of Directors in the United States District Court for the District of Kansas (Waddell & Reed Financial, Inc. v. Torchmark Corporation, Civil Action No. 01-2372-KHV). Plaintiffs assert that defendants engaged in a scheme to control and injure Waddell & Reed Financial, Inc. (Waddell & Reed) after it was spun-off by Torchmark in November 1998, to interfere with the business relationship between a Waddell & Reed subsidiary, Waddell & Reed, Inc. (W&R) and a Torchmark subsidiary, United Investors, and to injure Waddell & Reed as well as asserting that one of the individual defendants sought to interfere with Waddell & Reed’s relationship with the United Group of Mutual Funds. The litigation alleges RICO violations, breaches of fiduciary duty by the three individual defendants, knowing participation in such breaches of fiduciary duty by Torchmark and intentional interference with prospective business relations in connection with the relationship between W&R and United Investors. Plaintiffs seek actual, punitive and treble damages, interest, fees and costs under RICO of $29 million, $13.4 million plus punitive damages, interest and costs on the intentional interference allegations and a total of $58 million on the remaining two counts.

Defendants filed a motion to abstain or, in the alternative, to dismiss the Kansas District Court litigation on August 22, 2001, citing pending litigation filed in Jefferson County Alabama state circuit court by Torchmark and its subsidiary, United Investors against Waddell & Reed and W&R (United Investors Life Insurance Company v. Waddell & Reed Financial, Inc., et al, Case No. CV 00-2720), involving an alleged agreement dealing with existing in-force United Investors variable annuity business marketed by W&R as well as the prior dismissal by the Kansas District Court of litigation originally filed by W&R against United Investors in Kansas state court involving such variable annuity business. Defendant’s motion was denied but the Kansas District Court ruled that a judgment in the prior Alabama litigation would likely be res judicata as to the claims against Torchmark and one of the individual defendants in the current Kansas litigation. Trial of the Alabama state court litigation began February 19, 2002.

On March 19, 2002, a Jefferson County, Alabama Circuit Court jury awarded $50 million compensatory damages to Torchmark’s subsidiary United Investors in the Alabama state court litigation. United Investor’s claims in this litigation for additional injunctive relief prohibiting unlawful future policy replacements by W&R remained to be decided by the Circuit Court. Based upon the Alabama jury verdict, Torchmark filed a motion for summary judgment in the Kansas District Court.

On June 25, 2002, the Jefferson County Circuit Court entered an order in United Investor’s Alabama state court litigation granting a declaratory judgment for United Investors against W&R. The Circuit Court refused to set aside or reduce the $50,000,000 compensatory damage verdict awarded against W&R by the trial jury in the original litigation. The Circuit Court’s order stated that there was no valid and binding contractual or other obligation requiring United Investors to pay certain additional compensation that W&R had sought in connection with United Investor’s in-force block of variable annuity business for which W&R had formerly been the distributor. Escrowed funds for the commissions owed by W&R to United Investors were ordered to be released to United Investors. The Circuit Court also denied W&R’s motions to set aside the jury’s verdict or to order a new trial and denied United Investor’s motion for additional injunctive relief to prohibit future replacements of United Investors policies by W&R since United Investors has an adequate remedy at law through additional litigation against W&R.

On July 25, 2002, W&R filed notice of appeal to the Alabama Supreme Court of the Jefferson County Circuit Court’s order, which notice of appeal was supplemented on July 31, 2002 and the record of the same was certified to the Alabama Supreme Court in September, 2002. On October 25, 2002, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 18—Commitments and Contingencies (continued)

Alabama Supreme Court affirmed the trial court’s judgment dismissing with prejudice all of W&R’s third party counterclaims against Torchmark and R.K. Richey. Oral arguments were heard by the Alabama Supreme Court on February 19, 2003 in W&R’s appeal from the jury verdict and trial court judgment against W&R on United Investors’ claims.

On February 4, 2003, an order was entered in the Kansas District Court litigation granting that portion of the defendants’ judgment as regarded claims against Torchmark and one individual defendant by Waddell & Reed and W&R. Other portions of the defendants’ motion were denied so that Waddell & Reed and W&R’s claims against the other two individuals defendants as well as all claims of Waddell & Reed Investment Management Company, another Waddell & Reed subsidiary, remain pending. The order also lifted the discovery stay.

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

On October 16, 2001, defendant Torchmark filed a motion to dismiss and to stay discovery in the Bomar action, asserting plaintiff’s lack of standing, failure to make a legally-required demand on the Board of Directors of Torchmark and failure to comply with certain Alabama Rules of Civil Procedure. On October 17, 2001, the Board of Directors created a special litigation committee comprised of two independent, disinterested directors to review and make determinations and a report with regard to the transactions involved in such suit. Defendant Torchmark’s motion was amended on October 19, 2001 to include as further grounds for dismissal and stay the creation of that special litigation committee and the delegation of complete authority to said committee to review the transaction and determine whether prosecution of the Bomar action was in the interests of Torchmark and its shareholders and what action Torchmark should take with regard to the Bomar action. The committee, through its separately retained counsel, advised the Court that it concurred in Torchmark’s motions. A hearing on Torchmark’s amended motion to dismiss and stay discovery was held November 13, 2001 and on November 26, 2001, the Circuit Court issued an order staying all proceedings in Bomar for 150 days during which the special litigation committee was charged with investigating, reviewing and analyzing the asserted claims, completing its written report and filing the same with the Circuit Court. The special litigation committee began its interview process in February, 2002. On April 24, 2002, the plaintiff filed a motion to modify the stay so as to permit the filing of a second amended complaint, which sought to assert that the transaction violated a 1982 Torchmark Board of Directors resolution relating to conflicts of interest as well as the Alabama Insurance Holding Company System Regulatory Act; that the consideration received by Torchmark was unfairly low and was the result of two of the defendants’ violations of their fiduciary duty of loyalty to Torchmark; and that defendants concealed and suppressed material facts intentionally, knowingly and wantonly. The Circuit Court, on May 6, 2002, ordered the special litigation committee to also consider the allegations made in plaintiff’s second amended complaint (although the same was never formally filed with the Court). The Circuit Court granted the Committee extensions of time for the filing of its report until August 1, 2002. On July 31, 2002, the special litigation committee released and filed its written report with the Circuit Court.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 18—Commitments and Contingencies (continued)

On October 3, 2002, the Circuit Court entered an order granting motions for summary judgment in favor of all defendants in Bomar. The Circuit Court stated in its order that demand on the Torchmark Board of Directors by the plaintiff was not excused, that a majority of the Board and all members of the special litigation committee were independent and disinterested, that the special litigation committee conducted its investigation thoroughly and in good faith, that the special litigation committee’s findings and conclusion that the Bomar action should be dismissed and that the real estate transaction in question was well within the scope of the business judgment rule was correct and such findings were adopted by the Circuit Court and that the special litigation committee’s conclusion that the transaction “was entirely fair to Torchmark” was fully supported by the record and the law. On November 13, 2002, the plaintiff filed a notice of appeal to the Alabama Supreme Court of the Circuit Court’s order.

On September 12, 2002, a trial court jury in Chambers County, Alabama Circuit Court returned a $3.2 million verdict against Liberty in Ingram v. Liberty National Life Insurance Company (Civil Action No. CV-96-62). This case, originally filed in March 1996, alleged that the plaintiff purchased an interest-sensitive life insurance policy from Liberty based upon agent representations that premiums on the policy would be due for ten years and thereafter it would have paid-up policy status. Plaintiff asserted fraud, misrepresentation of material facts, suppression, deceit, fraudulent deceit, wanton or intentional conduct, civil conspiracy, wanton hiring, retention, supervision of agents, bad faith, and conversion since the policy did not reach paid-up status at the end of the ten years of premium payments. The plaintiff had sought a declaratory judgment and compensatory and punitive damages in the Circuit Court. Liberty has pursued all available post judgment motions and will pursue appellate relief. On January 29, 2003 the Circuit Court denied Liberty’s motion for a new trial and ordered the $3.2 million verdict reduced to $240,000.

On January 30, 2003, purported class action litigation was filed against Liberty in the Circuit Court of Lowndes County, Alabama (Gordon v. Liberty National Life Insurance Company, Civil Action No. CV03-13). Plaintiffs assert state law claims that Liberty breached the insurance contracts with them, engaged in intentional, willful and/or negligent conduct and was unjustly enriched when Liberty allowed them to pay premiums on insurance policies that exceeded the “face value” and/or “amount of insurance” of the insurance policies. Unspecified monetary damages, injunctive relief and return of all proceeds is sought.

Note 19—Business Segments

Torchmark’s segments are based on the insurance product lines it markets and administers: life insurance, health insurance, and annuities. These major product lines are set out as segments because of the common characteristics of products within these categories, comparability of margins, and the similarity in regulatory environment and management techniques. There is also an investment segment which manages the investment portfolio, debt, and cash flow for the insurance segments and the corporate function. Torchmark’s management evaluates the overall performance of the operations of the company in accordance with these segments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 19—Business Segments (continued)

Torchmark markets its insurance products through a number of distribution channels, each of which sells the products of one or more of Torchmark’s insurance segments. The tables below present segment premium revenue by each of Torchmark’s marketing groups.

Torchmark Corporation

Premium By Distribution Channel

	For the Year 2002
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$50,424	4.1%	$467,017	45.8%	$252	0.7%	$517,693	22.7%
Liberty National Exclusive	301,715	24.7	159,720	15.7	55	0.1	461,490	20.3
American Income Exclusive	277,181	22.7	52,080	5.1			329,261	14.5
Direct Response	315,651	25.9	21,795	2.1			337,446	14.8
United American Branch Office	19,515	1.6	318,508	31.3			338,023	14.8
Military	148,709	12.2					148,709	6.5
Other	107,493	8.8			38,918	99.2	146,411	6.4

	$1,220,688	100.0%	$1,019,120	100.0%	$39,225	100.0%	$2,279,033	100.0%

	For the Year 2001
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$47,415	4.1%	$464,100	45.9%	$393	0.7%	$511,908	23.1%
Liberty National Exclusive	297,223	26.0	155,886	15.4	63	0.1	453,172	20.5
American Income Exclusive	246,690	21.5	49,835	4.9			296,525	13.4
Direct Response	289,097	25.3	17,773	1.8			306,870	13.8
United American Branch Office	19,255	1.7	323,159	32.0			342,414	15.5
Military	133,378	11.7					133,378	6.0
Other	111,441	9.7			59,461	99.2	170,902	7.7

	$1,144,499	100.0%	$1,010,753	100.0%	$59,917	100.0%	$2,215,169	100.0%

	For the Year 2000
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$42,305	3.9%	$442,370	48.6%	$700	1.3%	$485,375	23.7%
Liberty National Exclusive	294,197	27.2	151,363	16.6	79	0.2	445,639	21.8
American Income Exclusive	231,149	21.4	48,296	5.3			279,445	13.7
Direct Response	267,899	24.7	14,860	1.6			282,759	13.8
United American Branch Office	19,393	1.8	254,267	27.9			273,660	13.4
Military	118,512	11.0					118,512	5.8
Other	108,670	10.0			52,150	98.5	160,820	7.8

	$1,082,125	100.0%	$911,156	100.0%	$52,929	100.0%	$2,046,210	100.0%

Because of the nature of the insurance industry, Torchmark has no individual or group which would be considered a major customer. Substantially all of Torchmark’s business is conducted in the United States, primarily in the Southeastern and Southwestern regions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 19—Business Segments (continued)

The measure of profitability for the investment segment is excess investment income, which represents the income earned on the investment portfolio in excess of net policy requirements and financing costs associated with debt and Torchmark’s preferred securities. The investment segment is measured on a tax-equivalent basis, equating the return on tax-exempt investments to the pretax return on taxable investments. Other than the above-mentioned interest allocations, there are no other intersegment revenues or expenses. Expenses directly attributable to corporate operations are included in the “Corporate” category. All other unallocated revenues and expenses on a pretax basis, including insurance administrative expense, are included in the “Other” segment category. The table below sets forth a reconciliation of Torchmark’s revenues and operations by segment to its major income statement line items.

	For the year 2002
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments	Consolidated
Revenue:
Premium	$1,220,688	$1,019,120	$39,225					$2,279,033
Net Investment income				$522,319			$(3,701)*	518,618
Other income					$3,906		(1,786)	2,120

Total revenue	1,220,688	1,019,120	39,225	522,319	3,906	-0-	(5,487)	2,799,771
Expenses:
Policy benefits	815,356	673,890	34,828					1,524,074
Required interest on reserves	(279,309)	(15,330)	(37,119)	331,758				-0-
Amortization of acquisition costs	206,424	72,643	18,443					297,510
Commissions and premium tax	68,622	101,164	341				(1,786)	168,341
Required interest on acquisition costs	111,587	19,266	8,098	(138,951)				-0-
Insurance administrative expense**					124,605			124,605
Parent expense						$10,523		10,523
Financing costs—debt				28,593				28,593
Financing costs—preferred securities***				5,920				5,920

Total expenses	922,680	851,633	24,591	227,320	124,605	10,523	(1,786)	2,159,566

Measure of segment profitability (pretax operating income)	$298,008	$167,487	$14,634	$294,999	$(120,699)	$(10,523)	$(3,701)*	640,205

Add financing costs—preferred securities dividends (reported on income statement after tax)								5,920
Deduct realized investment losses								(61,805)

Pretax income per income statement								$584,320

*	Tax equivalency adjustment.
**	Administrative expense is not allocated to insurance segments.
***	Investment segment includes preferred dividends, net of swap benefit, on a pretax basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 19—Business Segments (continued)

	For the year 2001
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments	Consolidated
Revenue:
Premium	$1,144,499	$1,010,753	$59,917					$2,215,169
Net Investment income				$496,207			$(4,377)*	491,830
Other income					$4,391		(1,916)	2,475

Total revenue	1,144,499	1,010,753	59,917	496,207	4,391	-0-	(6,293)	2,709,474
Expenses:
Policy benefits	754,193	663,908	36,535					1,454,636
Required interest on reserves	(263,748)	(14,911)	(42,604)	321,263				-0-
Amortization of acquisition costs	201,322	71,913	28,558					301,793
Commissions and premium tax	63,949	99,047	2,381				(1,916)	163,461
Required interest on acquisition costs	105,391	17,338	9,351	(132,080)				-0-
Insurance administrative expense**					119,038			119,038
Parent expense						$10,104		10,104
Financing costs—debt				44,506				44,506
Financing costs—preferred securities***				6,973				6,973

Total expenses	861,107	837,295	34,221	240,662	119,038	10,104	(1,916)	2,100,511

Measure of segment profitability (pretax operating income)	$283,392	$173,458	$25,696	$255,545	$(114,647)	$(10,104)	$(4,377)*	608,963

Add financing costs—preferred securities dividends (reported on income statement after tax)								6,973
Deduct goodwill amortization								(12,075)
Deduct realized investment losses								(2,432)

Pretax income								$601,429

*	Tax equivalency adjustment.
**	Administrative expense is not allocated to insurance segments
***	Investment segment includes preferred dividends, meet of swap benefit, on pretax basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 19—Business Segments (continued)

	For the year 2000
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments	Consolidated
Revenue:
Premium	$1,082,125	$911,156	$52,929					$2,046,210
Net Investment income				$481,081			$(8,655)*	472,426
Other income					$4,650		(2,070)	2,580

Total revenue	1,082,125	911,156	52,929	481,081	4,650	-0-	(10,725)	2,521,216
Expenses:
Policy benefits	711,833	591,022	36,627					1,339,482
Required interest on reserves	(246,989)	(15,736)	(42,688)	305,413				-0-
Amortization of acquisition costs	188,268	68,778	17,791					274,837
Commissions and premium tax	59,754	91,069	2,116				(2,070)	150,869
Required interest on acquisition costs	98,596	14,907	8,124	(121,627)				-0-
Insurance administrative expense**					111,817			111,817
Parent expense						$9,369		9,369
Financing costs—debt				54,487				54,487
Financing costs—preferred securities***				15,822				15,822

Total expenses	811,462	750,040	21,970	254,095	111,817	9,369	(2,070)	1,956,683

Measure of segment profitability (pretax operating income)	$270,663	$161,116	$30,959	$226,986	$(107,167)	$(9,369)	$(8,655)*	564,533

Add financing costs—preferred securities dividends (reported on income statement after tax)								15,822
Deduct goodwill amortization								(12,075)
Deduct realized investment losses								(5,322)

Pretax income								$562,958

*	Tax equivalency adjustment
**	Administrative expense is not allocated to insurance segments
***	Investment segment includes preferred dividends, net of swap benefit, on a pretax basis

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 19—Business Segments (continued)

Assets for each segment are reported based on a specific identification basis. The insurance segments’ assets contain deferred acquisition costs, value of insurance purchased, and separate account assets. The investment segment includes the investment portfolio, cash, and accrued investment income. Goodwill is assigned to corporate operations. All other assets, representing less than 2% of total assets, are included in the other category. The table below reconciles segment assets to total assets as reported in the consolidated financial statements.

Torchmark Corporation

Assets By Segment

	At December 31, 2002
	Life	Health	Annuity	Investment	Other	Corporate	Consolidated
Cash and invested assets				$7,790,932			$7,790,932
Accrued investment income				132,984			132,984
Deferred acquisition costs	$1,812,542	$336,089	$137,594				2,286,225
Goodwill						$378,436	378,436
Separate account assets			1,656,795				1,656,795
Other assets					$115,350		115,350

Total assets	$1,812,542	$336,089	$1,794,389	$7,923,916	$115,350	$378,436	$12,360,722

	At December 31, 2001
	Life	Health	Annuity	Investment	Other	Corporate	Consolidated
Cash and invested assets				$7,108,088			$7,108,088
Accrued investment income				125,210			125,210
Deferred acquisition costs	$1,734,683	$309,966	$137,713				2,182,362
Goodwill						$378,436	378,436
Separate account assets			2,502,284				2,502,284
Other assets					$131,773		131,773

Total assets	$1,734,683	$309,966	$2,639,997	$7,233,298	$131,773	$378,436	$12,428,153

Note 20—Related Party Transactions

First Command.    Lamar C. Smith, a director of Torchmark, is an officer and director of First Command Financial Services, Inc. (First Command), a corporation 100% owned by the First Command Employee Stock Ownership Plan (First Command ESOP). Mr. Smith is a beneficiary of the First Command ESOP although he has no ability to vote the stock of First Command that is held by the First Command ESOP. First Command, with 545 home office agency employees and more than 1,000 appointed agents both inside and outside the United States, receives commissions as the Military Agency distribution system for selling certain life insurance products offered by Torchmark’s insurance subsidiaries. These commissions were $52.6 million in 2002, $48.2 million in 2001, and $43.5 million in 2000.

During 2001, Torchmark entered into a coinsurance agreement with First Command’s life subsidiary whereby Torchmark cedes back to First Command approximately 5% of the new life insurance business sold by First Command on behalf of Torchmark’s insurance subsidiaries. Under the terms of this agreement, First Command pays Torchmark a maintenance expense allowance equal to 5.5% of all premium collected and an issue allowance of 2.9% of first year premium collected. Torchmark is also reimbursed for actual commissions, premium taxes, and claims paid on the business ceded to First Command. Also under the agreement, Torchmark provides First Command certain administrative, accounting, and investment management services. Premium ceded in 2002 was $780 thousand and in 2001 was $108 thousand. At December 31, 2002, life insurance ceded was $139 million and annualized ceded premium was $1.2 million.

Torchmark has entered into two loan agreements with First Command, a construction loan agreement and a collateral loan agreement. The construction loan was entered into in 2001 and had an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 20—Related Party Transactions (continued)

outstanding balance of $19.4 million at December 31, 2002. The loan was made at a rate of 7.55% and is collateralized by a four-story building in Fort Worth, Texas. In addition to the office building as collateral, in the event of default, Torchmark has the right of offset to any commission due First Command. The maximum amount of borrowing allowed on this loan is $22.5 million. Interest is added to the loan balance until the building is completed. The agreement calls for Torchmark to permanently finance the building with a fifteen-year mortgage at a rate of 2.25% over the ten-year treasury rate at inception, but not less than 7%.

The collateral loan agreement was entered into in 1998 with an initial loan of $7 million. An additional $15 million was loaned in 2001. The loan bears interest at a rate of 7%. Initially, it was collateralized by a group of mutual funds in which the loan balance could never exceed 90% of the value of the collateral. In 2002, real estate owned by First Command was pledged as additional collateral due to weak financial markets. The collateral agreement was modified so that the loan balance is not to exceed the sum of 90% of the mutual funds pledged plus 75% of the appraised value of the real estate pledged. The real estate appraisal was performed by an independent firm. The loan accumulated interest until December 31, 2001, after which time First Command began making fixed monthly payments that will amortize the loan over fifteen years. The outstanding loan balance at December 31, 2001 was $22.9 million and was $22.0 million at December 31, 2002. Also at December 31, 2002, the appraised value of the collateral real estate was $17.6 million and the market value of the mutual funds pledged was $12.6 million.

Real Estate.    Torchmark sold the majority of its investment real estate properties in two transactions in 1999. One of these transactions involved Elgin Development Company, of which R. K. Richey, the Chairman of the Executive Committee of Torchmark, was an investor. This transaction involved the sale of properties to an investor group of which Elgin Development Company was a 30% investor. Total consideration for the transaction was $97.4 million of which $85 million was cash and the balance was in a ten year collateralized 8% note from Elgin Development Company. Torchmark’s loss associated with this transaction was $10 million after tax. At the time of the transaction, Mr. Richey was a one-third investor in Elgin Development Company, with a total investment in Elgin Development of approximately $1.5 million. The outstanding balance of the collateralized note with Elgin Development Company, which is included in fixed maturities, was $10.1 million at December 31, 2002 and $10.5 million at December 31, 2001.

At the present time, Mr. Richey is a 25% investor in Stonegate Realty Company, LLC, the parent company of Elgin Development Company. He is also a one-third investor in Stonegate Management Company, LLC, which, in turn, is a 50% owner of Commercial Real Estate Services. Commercial Real Estate Services manages certain of Torchmark’s company-occupied and investment real estate properties along with those of other clients. Fees paid by Torchmark subsidiaries for these management and maintenance services were $750 thousand in 2002, $757 thousand in 2001, and $750 thousand in 2000. Lease rentals paid by Torchmark subsidiaries were $260 thousand, $261 thousand, and $260 thousand in 2002, 2001, and 2000, respectively.

MidFirst Bank.    Torchmark has engaged MidFirst Bank as the servicing agent for a portion of Torchmark’s subsidiaries’ commercial mortgages portfolios. George J. Records, a Torchmark director, is an officer, director, and 38.3% beneficial owner of Midland Financial Co., the parent corporation of MidFirst Bank. Fees paid for these services were $118 thousand in 2002, $109 thousand in 2001, and $106 thousand in 2000.

Baxley.    William J. Baxley is a partner in the law firm of Baxley, Dillard, Dauphin & McKnight which performs legal services for Torchmark and certain of its subsidiaries. In 1997, Mr. Baxley was loaned $668 thousand on an unsecured basis at a rate of 6.02%. Repayments are made in the form of legal services at customary rates and are applied against the outstanding balance, amortizing the loan with interest over its remaining term. In October, 2001, the terms of the loan were revised and an additional amount of $395 thousand was loaned to Baxley. The interest rate was revised to 5.6% and the term of the loan was extended until July, 2013. The loan is being repaid in accordance with its amortization schedule and all payments are current. At December 31, 2002 and 2001, the outstanding balance of this loan was $743 thousand and $788 thousand, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 20—Related Party Transactions (continued)

Additionally, Liberty loaned Mr. Baxley’s wife $883 thousand secured by a mortgage on a building sold to her in 1997. Interest is charged at a rate of 7.7%. Scheduled cash payments are made to amortize the loan over thirty years. However, there is a balloon payment due at the end of ten years (2007) in the amount of $712 thousand less a credit of $18 thousand if all payments are made timely. To date, all payments have been timely. During 2002, Liberty sold the loan to Torchmark. At December 31, 2002 and 2001, the outstanding balance of this loan was $809 thousand and $824 thousand, respectively.

Torchmark customarily grants options to certain consultants for their services in addition to their fees. Mr. Baxley has received Torchmark options in the past.

Note 21—Selected Quarterly Data (Unaudited)

The following is a summary of quarterly results for the two years ended December 31, 2002. The information is unaudited but includes all adjustments (consisting of normal accruals) which management considers necessary for a fair presentation of the results of operations for these periods.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2002:

Premium and policy charges	$571,241	$571,536	$567,642	$568,614

Net investment income	128,203	128,075	130,581	131,759

Realized investment gains/(losses)	(10,249)	(66,704)	16,911	(1,763)

Total revenues	689,674	633,480	715,825	698,987

Policy benefits	380,879	382,090	377,635	383,470

Amortization of acquisition expenses	75,026	75,174	75,993	71,317

Pretax income from continuing operations	149,329	94,932	179,320	160,739

Net income	98,154	62,712	117,375	105,192

Basic net income per common share from continuing operations	.80	.52	.98	.89

Basic net income per common share	.80	.52	.98	.89

Diluted net income per common share from continuing operations	.80	.52	.98	.89

Diluted net income per common share	.80	.52	.98	.89

Diluted net operating income per common share*	.85	.87	.89	.90

2001:

Premium and policy charges	$546,866	$561,218	$554,041	$553,044

Net investment income	120,687	122,864	123,422	124,857

Realized investment gains/(losses)	6,544	4,288	8,567	(21,831)

Total revenues	674,766	689,030	686,690	656,556

Policy benefits	358,879	366,807	363,036	365,914

Amortization of acquisition expenses	72,445	79,054	77,227	73,067

Pretax income from continuing operations	155,278	155,725	160,666	129,760

Income (loss) from discontinued operations**	(3,280)	-0-	-0-	-0-

Net income	96,398	73,174	103,815	83,126

Basic net income per common share from continuing operations	.79	.81	.84	.69

Basic net income per common share	.76	.58	.83	.67

Diluted net income per common share from continuing operations	.79	.80	.83	.69

Diluted net income per common share	.76	.58	.82	.67

Diluted net operating income per common share*	.75	.78	.79	.80

  *Net operating income is defined on pages 16-18 of this report.

**See Note 6—Discontinued Operations.

Item 9. Disagreements on Accounting and Financial Disclosure

No disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure have been reported on a Form 8-K within the twenty-four months prior to the date of the most recent financial statements.

PART III

Item 10. Directors and Executive Officers of Registrant

Information required by this item is incorporated by reference from the sections entitled “Election of Directors,” “Profiles of Directors and Nominees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Securities Exchange Act in the Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2003 (the Proxy Statement), which is to be filed with the Securities and Exchange Commission.

Item 11. Executive Compensation

Information required by this item is incorporated by reference from the section entitled Compensation and Other Transactions with Executive Officers and Directors in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners of Management

(a)	Equity Compensation Plan Information

As of December 31, 2002

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	9,694,898	$36.64	3,860,340

Equity compensation plans not approved by security holders	0	0	0

Total	9,694,898	$36.64	3,860,340

(b)	Security ownership of certain beneficial owners:

Information required by this item is incorporated by reference from the section entitled “Principal Stockholders” in the Proxy Statement.

(c)	Security ownership of management:

Information required by this item is incorporated by reference from the section entitled “Stock Ownership” in the Proxy Statement.

(d)	Changes in control:

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

Item 14. Controls and Procedures

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

Within 90 days prior to the filing of this Form 10-K, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included in this Form 10-K.

As of the date of this Form 10-K, there have not been any significant changes in Torchmark’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. No significant deficiencies or material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

PART IV

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)  Index of documents filed as a part of this report:

Page of this report
Financial Statements:

Torchmark Corporation and Subsidiaries:

Independent Auditors’ Report	45

Consolidated Balance Sheets at December 31, 2002 and 2001	46

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002	47

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2002	49

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2002	50

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002	51

Notes to Consolidated Financial Statements	53

Schedules Supporting Financial Statements for each of the three years in the period ended December 31, 2002:

II.Condensed Financial Information of Registrant (Parent Company)	99

IV.Reinsurance (Consolidated)	102

Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X.

(b)  Reports on Form 8-K.

There were no Forms 8-K filed by the registrant during the fourth quarter of 2002.

(c)  Exhibits

EXHIBITS

Page of this Report
(3)(i)	Restated Certificate of Incorporation of Torchmark Corporation, as amended (incorporated by reference from Exhibit 3(i) to Form 10-K for the fiscal year ended December 31, 2000)

(ii)	By-Laws of Torchmark Corporation, as amended (incorporated by reference from Exhibit 3(ii) to Form 10-K for the fiscal year ended December 31, 2001)

(4)(a)	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4(a) to Form 10-K for the fiscal year ended December 31, 1989)

(b)

Trust Indenture dated as of February 1, 1987 between Torchmark Corporation and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4(b) to Form S-3 for $300,000,000 of Torchmark Corporation Debt Securities and Warrants (Registration No. 33-11816))

(c)

Junior Subordinated Indenture, dated November 2, 2001, between Torchmark Corporation and The Bank of New York defining the rights of the 7 3/4% Junior Subordinated Debentures (incorporated by reference from Exhibit 4.3 to Form 8-K dated November 2, 2001)

(d)

Supplemental Indenture, dated as of December 14, 2001, between Torchmark, BankOne Trust Company, National Association and The Bank of New York, supplementing the Indenture Agreement dated February 1, 1987 (incorporated herein by reference to Exhibit 4(b) to Torchmark’s Registration Statement on Form S-3 (File No. 33-11716), and defining the rights of the 6 1/4% Senior Notes (incorporated by reference from Exhibit 4.1 to Form 8-K dated December 14, 2001)

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

(d)

364-Day $300,000,000 Credit Agreement dated as of November 28, 2002 among Torchmark Corporation, the Lenders, BankOne, NA, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Fleet National Bank and AmSouth Bank, as Documentation Agents and Commitment Addition Agreement thereto dated as of December 10, 2002 among Torchmark Corporation, Bank One, NA, as Agent and Regions Bank

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

Page of this Report
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

(m)	The Torchmark Corporation Pension Plan (incorporated by reference from Exhibit 10(o) to Form 10-K for the fiscal year ended December 31, 1992)

(n)	The Torchmark Corporation 1998 Stock Incentive Plan (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1998)

(o)	The Torchmark Corporation Savings and Investment Plan (incorporated by reference from Exhibit 10(s) to Form 10-K for the fiscal year ended December 31, 1992)

(p)

Five Year $300,000,000 Credit Agreement dated as of November 30, 2001 among Torchmark Corporation, TMK Re, Ltd., the Lenders, BankOne, NA, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Fleet National Bank and AmSouth Bank, as Documentation Agents (incorporated by reference from Exhibit 10(q) to Form 10-K for the fiscal year ended December 31, 2001)

(q)

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

(s)	Torchmark Corporation 1996 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10(w) to Form 10-K for the fiscal year ended December 31, 1996)

Page of this Report

(t)	Torchmark Corporation 1996 Executive Deferred Compensation Stock Option Plan (incorporated by reference from Exhibit 10(x) to Form 10-K for the fiscal year ended December 31, 1996)

(u)	The Liberty National Life Insurance Company Pension Plan for Non-Commissioned Employees (incorporated by reference from Exhibit 10(v) to Form 10-K for the fiscal year ended December 31, 1999)

(v)

Receivables Purchase Agreement dated as of December 21, 1999, as Amended and Restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation and Bank One, NA (incorporated by reference from Exhibit 10(x) to Form 10-K for the fiscal year ended December 31, 2000)

(x)

Amendment dated as of August 31, 2001 to Receivables Purchase Agreement dated as of December 21, 1999 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation and BankOne, N.A. (incorporated by reference from Exhibit 10(y) to Form 10-K for the fiscal year ended December 31, 2001)

(y)

Amendment No. 2 dated as of August 30, 2002 to Receivables Purchase Agreement dated as of December 21, 1999 among AILIC Receivables Corporation, American Income Life Insurance Company Preferred Receivables Funding Corporation and Bank One, N.A.

(z)	Form of Retirement Life Insurance Benefit Agreement ($1,995,000 face amount limit) (incorporated by reference from Exhibit 10(z) to Form 10-K for the fiscal year ended December 31, 2001)

(aa)	Form of Retirement Life Insurance Benefit Agreement ($495,000 face amount limit) (incorporated by reference from Exhibit 10(aa) to Form 10-K for the fiscal year ended December 31, 2001)

(11)	Statement re computation of per share earnings	97

(20)	Proxy Statement for Annual Meeting of Stockholders to be held April 24, 2003

(21)	Subsidiaries of the registrant	98

(23)(a)

Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated March 24, 2003, into Form S-8 of The Torchmark Corporation Savings and Investment Plan (Registration No. 2-76378)

(b)

Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated March 24, 2003, into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 1996 Non-Employee Director Stock Option Plan (Registration No. 2-93760)

(c)

Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated March 24, 2003, into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 1987 Stock Incentive Plan (Registration No. 33-23580)

(d)

Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated March 24, 2003, into Form S-8 and the accompanying Form S-3 Prospectus of The Capital Accumulation and Bonus Plan of Torchmark Corporation (Registration No. 33-1032)

(e)

Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated March 24, 2003, into Form S-8 of the Liberty National Life Insurance Company 401(k) Plan (Registration No. 33-65507)

Page of this Report

(f)

Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated March 24, 2003, into Form S-8 and accompanying Form S-3 Prospectus of the Torchmark Corporation 1996 Executive Deferred Compensation Stock Option Plan (Registration No. 333-27111)

(g)

Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated March 24, 2003 into Form S-8 of the Profit Sharing and Retirement Plan of Liberty National Life Insurance Company (Registration No. 333-83317)

(h)

Consent of Deloitte & Touche, LLP to incorporation by reference of their audit report dated March 24, 2003 into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 1998 Stock Incentive Plan (Registration No. 333-40604)

(24)	Powers of attorney

(99)(a)	Certification of Periodic Report by C.B. Hudson

(b)	Certification of Periodic Report by Gary L. Coleman

TORCHMARK CORPORATION  (PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2002	2001
Assets:
Investments:
Long-term investments	$63,768	$30,726
Short-term investments	9,050	18,506

Total investments	72,818	49,232
Investment in affiliates	3,683,877	3,338,818
Accrued investment income	11	28
Taxes receivable	1,879	12,985
Other assets	45,647	40,586

Total assets	$3,804,232	$3,441,649

Liabilities and shareholders’ equity:
Liabilities:
Short-term debt	$201,479	$204,037
Long-term debt	551,564	536,152
Due to affiliates	23,906	13,698
Other liabilities	31,403	46,078

Total liabilities	808,352	799,965

Trust preferred securities	144,427	144,557

Shareholders’ equity:
Preferred stock	351	351
Common stock	126,801	126,801
Additional paid-in capital	905,279	903,145
Accumulated other comprehensive income	176,622	(12,314)
Retained earnings	2,316,868	1,978,903
Treasury stock	(674,468)	(499,759)

Total shareholders’ equity	2,851,453	2,497,127

Total liabilities and shareholders’ equity	$3,804,232	$3,441,649

See Notes to Condensed Financial Statements and accompanying Independent Auditors’ Report.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
Net investment income	$11,682	$13,510	$11,073
Realized investment gains (losses)	17,776	4,898	(81,724)

Total revenue	29,458	18,408	(70,651)

General operating expenses	10,215	11,735	9,296
Reimbursements from affiliates	(10,872)	(9,900)	(9,576)
Interest expense	28,591	44,606	58,734

Total expenses	27,934	46,441	58,454

Operating income (loss) before income taxes and equity in earnings of affiliates	1,524	(28,033)	(129,105)
Income taxes	941	10,937	46,874

Net operating loss before equity in earnings of affiliates	2,465	(17,096)	(82,231)
Equity in earnings of affiliates	384,818	412,558	454,348
Preferred securities dividends (net of tax)	(3,848)	(4,532)	(10,284)

Net income from continuing operations	383,435	390,930	361,833

Discontinued operations:
Loss on disposal	-0-	(3,280)	-0-

Net income before extraordinary item and cumulative effect of change in accounting principle	383,435	387,650	361,833
Gain (loss) on redemption of debt (net of tax)	(2)	(4,553)	202

Net income before cumulative effect of change in accounting principle	383,433	383,097	362,035
Cumulative effect of change in accounting principle	-0-	(26,584)	-0-

Net Income	$383,433	$356,513	$362,035

See Notes to Condensed Financial Statements and accompanying Independent Auditors’ Report.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash used in operations before dividends from subsidiaries	$(24,120)	$(3,274)	$(35,627)
Cash dividends from subsidiaries	262,139	273,466	220,542

Cash provided from operations	238,019	270,192	184,915

Cash provided from (used for) investing activities:
Disposition of investments	467	1,874	119,021
Acquisition of investments	(811)	(10,407)	-0-
Investment in subsidiaries	(10,000)	-0-	(1,000)
Loans to subsidiaries	(49,800)	(1,000)	(35,500)
Repayments on loans to subsidiaries	49,800	1,000	35,500
Net decrease (increase) in temporary investments	9,456	(13,287)	(2,320)
Additions to properties	(29)	(155)	(53)
Disposition of properties	2	78	18

Cash used for investing activities	(915)	(21,897)	115,666

Cash provided from (used for) financing activities:
Issuance of 6.25% senior notes	-0-	177,771	-0-
Issuance of trust preferred securities	-0-	144,554	-0-
Repayments of debt	(2,633)	(133,454)	(95,390)
Issuance of stock	4,188	120,977	6,723
Redemption of monthly income preferred securities	-0-	(200,000)	-0-
Acquisitions of treasury stock	(182,188)	(303,085)	(147,008)
Borrowed from subsidiaries	94,100	100,100	85,450
Repayment on borrowings from subsidiaries	(83,800)	(86,700)	(85,450)
Payment of dividends	(66,771)	(68,458)	(65,965)

Cash provided from (used for) financing activities	(237,104)	(248,295)	(301,640)

Net decrease in cash	-0-	-0-	(1,059)
Cash balance at beginning of period	-0-	-0-	1,059

Cash balance at end of period	$-0-	$-0-	$-0-

TORCHMARK CORPORATION

(PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Amounts in thousands)

Note A—Dividends from Subsidiaries

Cash dividends paid to Torchmark from the consolidated subsidiaries were as follows:

	2002	2001	2000
Consolidated subsidiaries	$262,139	$273,466	$220,542

Note B—Exchange of Preferred Stock for Debt

During 2000, Torchmark exchanged 71,369 shares of its preferred stock with two Torchmark subsidiary companies for $22.3 million principal amount of Torchmark notes, valued at $20.3 million, and $51 million of intercompany debt.

See accompanying Independent Auditors’ Report.

TORCHMARK CORPORATION

SCHEDULE IV. REINSURANCE (CONSOLIDATED)

(Amounts in thousands)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

For the Year Ended December 31, 2002:
Life insurance in force	$116,411,367	$1,404,403	$2,248,382	$117,255,346	1.9%

Premiums:*
Life insurance	$1,137,511	$5,939	$20,363	$1,151,935	1.8%
Health insurance	1,024,166	5,046	-0-	1,019,120	0%

Total premiums	$2,161,677	$10,985	$20,363	$2,171,055	0.9%

For the Year Ended December 31, 2001:
Life insurance in force	$110,766,526	$1,345,925	$2,288,493	$111,709,094	2.1%

Premiums:*
Life insurance	$1,059,484	$6,296	$20,445	$1,073,633	1.9%
Health insurance	1,016,336	5,621	38	1,010,753	0%

Total premiums	$2,075,820	$11,917	$20,483	$2,084,386	1.0%

For the Year Ended December 31, 2000:
Life insurance in force	$105,989,502	$974,566	$2,329,488	$107,344,424	2.2%

Premiums:*
Life insurance	$984,506	$6,266	$33,153	$1,011,393	3.3%
Health insurance	917,552	6,397	-0-	911,155	0%

Total premiums	$1,902,058	$12,663	$33,153	$1,922,548	1.7%

* Excludes policy charges

See accompanying Independent Auditors’ Report.

SIGNATURES

Pursuant to the requirements of Section 12 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORCHMARK CORPORATION

/s/     C. B. HUDSON

By:

C. B. Hudson, Chairman,  Chief Executive Officer and Director

/s/    GARY L. COLEMAN

By:

Gary L. Coleman, Executive Vice President  and Chief Financial Officer

(Principal Accounting Officer)

Date:  March 19, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/    DAVID L. BOREN    *

By:

David L. Boren
Director

/S/    JOSEPH M. FARLEY    *

By:

Joseph M. Farley
Director

/S/    LOUIS T. HAGOPIAN    *

By:

Louis T. Hagopian
Director

/S/    JOSEPH L. LANIER, JR.    *

By:

Joseph L. Lanier, Jr.
Director

/S/    LAMAR C. SMITH    *

By:

Lamar C. Smith
Director

/s/    MARK S. MCANDREW    *

By:

Mark S. McAndrew
Director

/s/    HAROLD T. MCCORMICK    *

By:

Harold T. McCormick
Director

/S/    GEORGE J. RECORDS    *

By:

George J. Records
Director

/S/    R.K. RICHEY    *

By:

R.K. Richey
Director

/S/    JOSEPH W. MORRIS    *

By:

Joseph W. Morris
Director

/S/    PAUL J. ZUCCONI    *

By:

Paul J. Zucconi
Director

Date:  March 19, 2003

*By:	/s/ GARY L. COLEMAN
Gary L. Coleman Attorney-in-fact

CERTIFICATIONS

I, C. B. Hudson, Chairman and Chief Executive Officer of Torchmark Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Torchmark Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date” ); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ C.B. HUDSON
CB Hudson Chairman and Chief Executive Officer

CERTIFICATIONS

I, Gary L. Coleman, Executive Vice President and Chief Executive Officer of Torchmark Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Torchmark Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date” ); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ GARY L. COLEMAN
Gary L. Coleman Executive Vice President and Chief Financial Officer