Form 10-Q
period 2003-03-31
TORCHMARK CORP
filed 2003-05-14
CIK 320335

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT APRIL 30, 2003
Common Stock, $1.00 Par Value	116,085,283

Index of Exhibits (Page 46)

Total number of pages included are 51.

TORCHMARK CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2003 – $7,022,939; 2002 – $6,888,830)	$7,445,817	$7,194,392
Equity securities, at fair value (cost: 2003 – $24,020; 2002 – $24,260)	24,676	24,457
Mortgage loans, at cost (fair value: 2003 – $122,464; 2002 – $122,368)	121,860	121,805
Investment real estate, at depreciated cost	9,248	9,351
Policy loans	281,374	279,429
Other long-term investments, at fair value	80,585	81,505
Short-term investments	125,401	72,812

Total investments	8,088,961	7,783,751
Cash	12,195	7,181
Accrued investment income	144,531	132,984
Other receivables	68,138	70,419
Deferred acquisition costs	2,211,738	2,184,134
Value of insurance purchased	98,494	102,091
Property and equipment	32,882	33,431
Goodwill	378,436	378,436
Other assets	12,767	11,500
Separate account assets	1,568,244	1,656,795

Total assets	$12,616,386	$12,360,722

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits	$5,833,027	$5,709,623
Unearned and advance premiums	95,761	95,243
Policy claims and other benefits payable	250,804	242,661
Other policyholders’ funds	85,265	83,427

Total policy liabilities	6,264,857	6,130,954
Accrued income taxes	804,834	720,176
Other liabilities	123,753	103,874
Short-term debt	214,414	201,479
Long-term debt (fair value: 2003 – $621,986; 2002 – $612,172)	553,503	551,564
Separate account liabilities	1,568,244	1,656,795

Total liabilities	9,529,605	9,364,842
Trust preferred securities (fair value: 2003 – $157,150; 2002 – $157,200)	144,433	144,427

Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: -0- in 2003 and in 2002	0	0
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2003 – 118,783,658 issued, less 2,667,511 held in treasury and 2002 – 126,800,908 issued, less 8,533,456 held in treasury)	118,784	126,801
Additional paid-in capital	520,737	554,768
Accumulated other comprehensive income (loss)	252,945	176,622
Retained earnings	2,147,314	2,316,868
Treasury stock, at cost	(97,432)	(323,606)

Total shareholders’ equity	2,942,348	2,851,453

Total liabilities and shareholders’ equity	$12,616,386	$12,360,722

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended March 31,
	2003	2002
Revenue:
Life premium	$320,538	$298,344
Health premium	262,406	262,507
Other premium	7,529	10,390

Total premium	590,473	571,241
Net investment income	135,436	128,203
Realized investment gains (losses)	(14,413)	(10,252)
Other income	492	479

Total revenue	711,988	689,671

Benefits and expenses:
Life policyholder benefits	212,115	199,845
Health policyholder benefits	174,211	172,838
Other policyholder benefits	9,079	8,196

Total policyholder benefits	395,405	380,879
Amortization of deferred acquisition costs	77,746	75,026
Commissions and premium taxes	42,486	42,507
Other operating expense	36,073	34,615
Interest expense	6,295	7,318

Total benefits and expenses	558,005	540,345

Income from continuing operations before income taxes and preferred securities dividends	153,983	149,326
Income taxes	(52,495)	(50,167)
Preferred securities dividends (net of tax)	(855)	(1,005)

Net income	$100,633	$98,154

Basic net income per share	$0.86	$0.80

Diluted net income per share	$0.85	$0.80

Dividends declared per common share	$0.09	$0.09

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended March 31,
	2003	2002
Net income	$100,633	$98,154

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	109,143	(115,486)
Less: reclassification adjustment for gains (losses) on securities included in net income	12,097	1,728
Less: reclassification adjustment for amortization of discount and premium	(476)	(1,490)
Less: foreign exchange adjustment on securities marked to market	(2,990)	(484)

Unrealized gains (losses) on securities	117,774	(115,732)
Unrealized gains (losses) on other investments	(40)	626
Unrealized gains (losses) adjustment to deferred acquisition costs	(5,269)	8,878
Foreign exchange translation adjustments	3,362	359

Other comprehensive income (loss), before tax	115,827	(105,869)

Income tax benefit (expense) related to other comprehensive income (loss)	(39,504)	37,180

Other comprehensive income (loss)	76,323	(68,689)

Comprehensive income	$176,956	$29,465

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2003	2002
Cash provided from operations	$222,810	$199,773
Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	8,738	76,904
Fixed maturities available for sale—matured, called, and repaid	119,591	66,510
Other long-term investments	845	2,399

Total investments sold or matured	129,174	145,813
Investments acquired:
Fixed maturities	(270,830)	(371,354)
Other long-term investments	(2,569)	(13,276)

Total investments acquired	(273,399)	(384,630)
Net (increase) decrease in short-term investments	(52,589)	103,541
Net effect of change in payable or receivable for securities	13,173	(49,508)
Disposition of properties	21	15
Additions to properties	(571)	(622)

Cash used for investment activities	(184,191)	(185,391)
Cash provided from (used for) financing activities:
Issuance of common stock	674	2,643
Additions to debt	12,935	37,836
Repayments of debt	0	(75)
Acquisition of treasury stock	(76,787)	(40,370)
Cash dividends paid to shareholders	(10,645)	(11,062)
Net receipts (withdrawals) from deposit product operations	40,218	(2,543)

Cash used for financing activities	(33,605)	(13,571)
Net increase (decrease) in cash	5,014	811
Cash at beginning of year	7,181	3,714

Cash at end of period	$12,195	$4,525

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at March 31, 2003, and the consolidated results of operations, comprehensive income and cash flows for the periods ended March 31, 2003 and 2002. During the quarter ended March 31, 2003, Torchmark had no significant changes to its accounting policies.

Note B—Earnings Per Share Giving Effect to Stock Options

Torchmark accounts for its employee stock options in accordance with Statement of Financial Accounting Standards (SFAS) No. 123–Accounting for Stock-Based Compensation as amended by SFAS 148–Accounting for Stock-Based Compensation—Transition which defines a “fair value method” of measuring and accounting for compensation expense from employee stock options. This standard also allows accounting for such options under the “intrinsic value method” in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. If a company elects to use the intrinsic value method, then pro forma disclosures of earnings and earnings per share are required as if the fair value method of accounting was applied.

Torchmark accounts for stock options under the intrinsic value method as outlined in APB 25, whereby compensation expense is recognized only if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant. As required by SFAS 123, Torchmark has computed the required pro forma earnings disclosures utilizing the fair value method. The fair value method requires the use of an option valuation model, such as the Black-Scholes option valuation model, to value employee stock options. Compensation expense is based on these values. The expense is then charged to pro forma earnings over the option vesting period.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Torchmark’s pro forma earnings information giving effect to stock option expense is presented in the following table.

	For the three months ended March 31,
	2003	2002
Net income as reported	$100,633	$98,154
After tax stock-based compensation, as reported	72	113
After tax effect of stock-based compensation, fair value method	(1,786)	(1,926)

Pro forma net income	$98,919	$96,341

Earnings per share:
Basic—as reported	$.86	$.80

Basic—pro forma	$.84	$.79

Diluted—as reported	$.85	$.80

Diluted—pro forma	$.84	$.79

Note C—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended March 31,
	2003	2002
Basic weighted average shares outstanding	117,470,995	122,407,364
Weighted average dilutive options outstanding	312,762	511,037

Diluted weighted average shares outstanding	117,783,757	122,918,401

Stock options to purchase 6,878,811 shares and 3,305,025 shares as of March 31, 2003 and 2002, respectively, are considered to be anti-dilutive and are excluded from the calculation of diluted earnings per share. For the periods presented, pro forma income available to common shareholders for basic earnings per share is equivalent to pro forma income available to common shareholders for diluted earnings per share.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Related Party Information

In 1999, Torchmark sold certain of its investment real estate properties to an investor group of which Elgin Development Company was a 30% investor. R. K. Richey, a director and Chairman of the Executive Committee of Torchmark, was an investor in Elgin Development at the time of the transaction and currently is a 25% investor in the parent company of Elgin Development. As a part of the consideration received for the real estate transaction, Elgin Development issued to Torchmark a $12.4 million ten-year collateralized 8% note. At March 31, 2003, the outstanding balance on the collateralized note was $9.7 million. Elgin Development did not make the scheduled payment of principal and interest on the collateralized note that was due March 31, 2003, nor within the grace period after such date as provided in the note, and accordingly, the note has been declared in default. Torchmark believes that the ultimate outcome from the resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cash flows.

Note E—Business Segments

Torchmark’s segments are based on the insurance product lines it markets and administers: life insurance, health insurance, and annuities. There is also the investment segment, which manages the Company’s investment portfolio, debt, and cash flow. The measure of profitability for insurance segments is underwriting income before other income and administrative expenses. It represents the profit margin on insurance products before administrative expenses, and is calculated by deducting net policy obligations and acquisition expenses from premium revenue. The measure of profitability for the investment segment is excess investment income, which is the income earned on the investment portfolio in excess of net policy requirements and financing costs associated with Torchmark’s debt and preferred securities. Other income and the unallocated insurance administrative expense are classified in a separate “Other” segment. The tables below set forth reconcilations of Torchmark’s revenues and measures of profitability by segment to its major income statement line items for the three-month periods ended March 31, 2003 and March 31, 2002.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the three months ended March 31, 2003
	Life	Health	Annuity	Investment	Other & Corporate***	Adjustments		Consolidated
Revenue:
Premium	$320,538	$262,406	$7,529					$590,473
Net investment income				$136,341		$(905	)*	135,436
Other income ***					$1,033	(541	)#	492

Total revenue	320,538	262,406	7,529	136,341	1,033	(1,446)		726,401
Expenses
Policy benefits	212,115	174,211	9,079					395,405
Required interest on reserves	(72,202)	(4,191)	(9,294)	85,687				0
Amortization of acquisition costs	54,907	19,619	3,220					77,746
Commissions and premium tax	17,818	25,150	59			(541	)#	42,486
Required interest on acquisition costs	28,945	5,057	1,909	(35,911)				0
Insurance administrative expense**					33,512			33,512
Parent expense***					2,561			2,561
Financing costs:
Debt				6,295				6,295
Preferred securities ##				1,315				1,315

Total expenses	241,583	219,846	4,973	57,386	36,073	(541)		559,320

Measure of segment profitability (pretax adjusted operating income)	$78,955	$42,560	$2,556	$78,955	$(35,040)	$(905)		$167,081

Deduct applicable income taxes								(57,079)

Adjusted net operating income								110,002
Add income taxes applicable to segment profitability								57,079
Add financing costs—preferred securities (reported on Statements of Operations after tax) ##								1,315
Deduct realized investment losses								(14,413)

Pretax income per Statements of Operations								$153,983

*	Tax equivalency adjustment.
**	Adminstrative expense is not allocated to insurance segments, but is a component of the “Other” segment.
***	Parent expense is assigned to the “Corporate” segment, other income and insurance administrative expense are components of the “Other” segment.
#	Elimination of intersegment commission.
##	Investment segment includes preferred dividends, net of swap benefit, on a pretax basis.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the three months ended March 31, 2002
	Life	Health	Annuity	Investment	Other & Corporate***	Adjustments		Consolidated
Revenue
Premium	$298,344	$262,507	$10,390					$571,241
Net investment income				$129,159		$(956	)*	128,203
Other income***					$949	(470	)#	479

Total revenue	$298,344	$262,507	$10,390	$129,159	$949	$(1,426)		$699,923
Expenses
Policy benefits	199,845	172,838	8,196					380,879
Required interest on reserves	(68,271)	(3,757)	(9,533)	81,561				0
Amortization of acquisition costs	50,804	18,913	5,309					75,026
Commissions and premium tax	16,546	26,141	290			(470	)#	42,507
Required interest on acquisition costs	27,257	4,699	2,106	(34,062)				0
Insurance administrative expense**					31,274			31,274
Parent expenses***					3,341			3,341
Financing costs:
Debt				7,318				7,318
Preferred securities ##				1,546				1,546

Total expenses	226,181	218,834	6,368	56,363	34,615	(470)		541,891

Measure of segment profitability (pretax adjusted operating income)	$72,163	$43,673	$4,022	$72,796	$(33,666)	$(956)		$158,032

Deduct applicable income taxes								(53,214)

Adjusted net operating income								104,818
Add income taxes applicable to segment profitability								53,214
Add financing costs—preferred securities (reported on Statements of Operations after tax) ##								1,546
Deduct realized investment losses								(10,252)

Pretax income per Statements of Operations								$149,326

*	Tax equivalency adjustment.
**	Administrative expense is not allocated to insurance segments, but is a component of the “Other” segment.
***	Parent expense is assigned to the “Corporate” segment, other income and insurance administrative expense arecomponents of the “Other” segment.
#	Elimination of intersegment commission
##	Investment segment includes preferred dividends, net of swap benefit, on a pretax basis.

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

Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond Torchmark’s control. If these estimates or assumptions prove to be incorrect, the actual results of Torchmark may differ materially from the forward-looking statements made on the basis of such estimates or assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, which may be national in scope, related to the insurance industry generally, or applicable to Torchmark specifically. Such events or developments could include, but are not necessarily limited to:

1)	Changing general economic conditions leading to unexpected changes in lapse rates and/or sales of Torchmark’s policies, as well as levels of mortality, morbidity, and utilization of healthcare services that differ from Torchmark’s assumptions;
2)	Regulatory developments, including changes in governmental regulations (particularly those impacting taxes and changes to the Federal Medicare program that would affect Medicare Supplement insurance) and regulatory inquiries regarding industrial life insurance;
3)	Market trends in the senior-aged health care industry that provide alternatives to traditional Medicare (such as Health Maintenance Organizations and other managed care or private plans) and that could affect the sales of traditional Medicare Supplement insurance;
4)	Interest rate changes that affect product sales and/or investment portfolio yield;
5)	General economic, industry sector or individual debt issuers’ financial conditions that may affect the current market value of securities owned by Torchmark, or that may impair issuers ability to make principal and/or interest payments due Torchmark on those securities;
6)	Changes in pricing competition;
7)	Litigation results;
8)	Levels of administrative and operational efficiencies that differ from

Torchmark’s assumptions;

9)	The inability of Torchmark to obtain timely and appropriate premium rate increases for health insurance policies due to regulatory delay;
10)	The customer response to new products and marketing initiatives; and
11)	Reported amounts in the financial statements which are based on management’s estimates and judgments which may differ from the actual amounts ultimately realized.

Results of Operations

Summary of Operations. Torchmark’s operations are segmented into its insurance underwriting and investment operations as described in Note E—Business Segments. The measures of profitability for each segment are defined in that note. Also included in this note are schedules indicating how the measures of profitability are calculated and how they reconcile to the major line items in Torchmark’s Consolidated Statements of Operations. These designated measures of profitability are highly useful to management in evaluating the performance of the segments and the underlying marketing groups within each insurance segment. These measures enable management to view period-to-period trends which are helpful in the determination of future courses of action to be taken.

The sum of the measures of profitability for the segments is Torchmark’s pretax adjusted operating income, an important and very useful measure to Torchmark’s management, investors, and other interested parties in evaluating the overall operating performance of the Company. This adjusted operating income, after deducting the applicable income taxes, is referred to as adjusted net operating income, and has been consistently used over time by management to monitor Torchmark’s performance and growth trends, and is used as a basis for management compensation.

Adjusted net operating income is disclosed as required under accounting principles generally accepted in the United States of America (GAAP). It does not appear on the Consolidated Statements of Operations, but is in the note to the financial statements regarding Business Segments. Adjusted net operating income differs from net income as reported on the Statements of Operations because it excludes certain nonoperating items, nonrecurring items, and discontinued operations which must be recorded on the GAAP Statements of Operations. These items can impact the comparability of current period operating results with prior period operating results if only net income is considered and financial statements are not taken as a whole.

A reconciliation of adjusted net operating income to net income as reported in the Statements of Operations is as follows with per share data on a diluted basis.

Reconciliation of Adjusted Net Operating Income to Net Income

(Dollar amounts in thousands, except for per share data)

	Three months ended March 31,
	2003		2002
	Amount	Per Share	Amount	Per Share
Adjusted net operating income	$110,002	$0.93	$104,818	$0.85
Realized gains (losses), net of tax, from:
Investment sales	(1,773)	(0.02)	(1,112)	(0.01)
Writedown of fixed maturities	(6,305)	(0.05)	0	0
Valuation of interest rate swap agreements	(1,291)	(0.01)	(5,552)	(0.04)

Net income	$100,633	$0.85	$98,154	$0.80

In comparing the first quarter of 2003 with 2002, the differences between net income and adjusted net operating income are realized losses. A realized gain (loss) is a recurring item which Torchmark does not consider to be a component of its core operations and, accordingly, not a component of adjusted net operating income. Fixed maturities, which comprise 92% of the investment portfolio, are generally held to maturity, but are sometimes sold because of deteriorating credit quality, for tax purposes, or other reasons. These sales result in gains and losses which can be significant in relation to Torchmark’s core earnings. GAAP accounting rules also require Torchmark to revalue its interest-rate swaps to their fair value at the end of each accounting period. These fair values fluctuate with interest rates in financial markets. While period-to-period fluctuations can be substantial, the value of the swaps, and the cumulative gains and losses from marking the swaps to market value since inception, will be zero when the swap expires. The GAAP rules require that these temporary changes in swap values be included as a component of realized gains (losses) on the Statements of Operations. Torchmark’s core insurance business is very long-term in nature, with the realization of actual profits emerging over many years. The inclusion of realized gains and losses in adjusted net operating income could affect the comparability of Torchmark’s period-to-period operating trends, and could impact indications of future performance.

Net realized capital losses from investments, excluding interest rate swaps, were $8.1 million after tax for the quarter, compared with net realized losses of $1.1 million in the year-ago quarter. The 2003 losses consist of a writedown of bonds in the amount of $6.3 million and losses on the sale of other investments of $1.8 million. At March 31, 2003, the book values of certain bonds were written down from a total of $16.3 million to $6.6 million resulting in the after-tax loss of $6.3 million. The writedowns pertained to bonds primarily in the textile and media sectors. The loss from marking interest rate swaps to market value was $1.3 million after tax in the 2003 three-month period, compared with $5.6 million in the 2002 first quarter.

Torchmark’s segments consist of its insurance segments: life, health, annuity, and other; the investment segment; and the corporate segment. Insurance segment profitability is represented by insurance underwriting income before insurance administrative expense and other income. This insurance underwriting income consists of premium income less net policy obligations, commissions, and acquisition expenses. Investment segment profitability is indicated by excess investment income. Excess investment income is tax-equivalent net investment income reduced by the interest credited to net policy liabilities and the financing costs of Torchmark’s debt and preferred securities. Tax-equivalent investment income is the investment segment’s measure of net investment income. It includes an adjustment to the yield on tax-exempt securities to produce a yield equivalent to the pretax yield on taxable securities. Tax-equivalent investment income is useful because it places all fixed maturities on a comparable-yield basis, regardless of tax treatment.

The following table is a summary of Torchmark’s adjusted net operating income indicating the contribution of each component segment.

Summary of Adjusted Net Operating Income

(Dollar amounts in thousands)

	Three months ended March 31,		Increase
	2003	2002	Amount	%

Insurance underwriting income before other income and administrative expense:
Life	$78,955	$72,163	$6,792	9
Health	42,560	43,673	(1,113)	(3)
Annuity	2,556	4,022	(1,466)	(36)

Total	124,071	119,858	4,213	4
Other income (Other segment)	1,033	949	84	9
Administrative expense (Other segment)	(33,512)	(31,274)	(2,238)	7

Insurance underwriting income	91,592	89,533	2,059	2
Excess investment income (Investment segment)	78,955	72,796	6,159	8
Corporate expense (Corporate segment)	(2,561)	(3,341)	780	(23)
Tax equivalency adjustment (Investment segment)	(905)	(956)	51	(5)

Pretax adjusted operating income	167,081	158,032	9,049	6
Income tax applicable to adjusted operating income	(57,079)	(53,214)	(3,865)	7

Adjusted net operating income	$110,002	$104,818	$5,184	5

Adjusted net operating income per diluted share	$0.93	$0.85		9

A discussion of operations follows by each of Torchmark’s segments.

Life insurance. Torchmark’s life insurance premium income increased 7% to $321 million in the first three months of 2003. The following table presents Torchmark’s life insurance premium and policy charges by distribution method.

Life Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,
	2003		2002		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$86,328	27	$78,091	26	$8,237	11
Liberty National Exclusive Agency	76,045	24	75,270	25	775	1
American Income Exclusive Agency	74,716	23	65,544	22	9,172	14
Military	39,927	12	35,760	12	4,167	12
United American Independent Agency	13,012	4	12,210	4	802	7
United American Branch Office Agency	4,774	2	4,821	2	(47)	(1)
Other	25,736	8	26,648	9	(912)	(3)

Total life premium	$320,538	100	$298,344	100	$22,194	7

Annualized life premium in force was $1.37 billion, 7% higher than the $1.28 billion in force a year earlier. Life insurance sales, in terms of annualized premium issued, were $88 million in the three months of 2003, increasing 14% over 2002 first-quarter sales of $77 million. The following table presents Torchmark’s life insurance sales and in force data by distribution method.

Life Insurance

Annualized Premium Sales and In Force by Distribution Method

(Dollar amounts in thousands)

	Sales				In Force
	Three months ended March 31,		Increase		At March 31,		Increase
	2003	2002	Amount	%	2003	2002	Amount	%
Direct Response	$37,499	$29,241	$8,258	28	$368,916	$333,365	$35,551	11
Liberty National Exclusive Agency	14,057	14,057	0	0	320,373	316,742	3,631	1
American Income Exclusive Agency	22,948	19,374	3,574	18	310,527	272,766	37,761	14
Military	6,147	5,513	634	12	163,473	145,574	17,899	12
UA Independent Agency	5,014	5,757	(743)	(13)	57,566	54,227	3,339	6
UA Branch Office Agency	731	1,646	(915)	(56)	21,343	21,328	15	0
Other Distribution	1,616	1,904	(288)	(15)	125,447	131,874	(6,427)	(5)

Total	$88,012	$77,492	$10,520	14	$1,367,645	$1,275,876	$91,769	7

Torchmark’s Direct Response operation is conducted primarily through direct mail, but also through co-op mailings, television, and direct mail solicitations endorsed by groups, unions and associations. Direct Response’s life premium of $86 million represented 27% of Torchmark’s total life premium, the largest percentage contribution of any Torchmark distribution system. Direct Response life premium increased 11% over the prior-year period. Direct Response life insurance sales rose 28% from $29 million to $37 million in the 2003 quarter. Annualized premium in force rose 11% over the past twelve months to $369 million at March 31, 2003.

The Liberty National Agency markets to middle-income customers in the Southeastern United States. It represented 24% of Torchmark’s life premium in the 2003 first quarter, the second largest percentage of any distribution system. Life premium was $76 million, increasing 1% over first-quarter 2002 premium. Life insurance sales were flat at $14 million of annualized life premium issued in both periods. Annualized life premium in force was $320 million at March 31, 2003, increasing 1% over the prior year. Liberty’s agent count rose 6% over the prior year to 2,189.

The American Income Agency markets to members of labor unions, credit unions, and other associations. With respect to sales growth, it is Torchmark’s fastest growing agency. This agency produced premium income of $75 million, an increase of 14% over the 2002 first quarter. American Income life premium represented 23% of Torchmark’s total life premium. Life sales for this agency rose 18% in the 2003 quarter to $23 million. Growth in sales of the American Income Agency was largely attributable to the growth in the number of agents, which rose 18% over the prior year to 2,054 at March 31, 2003. Annualized life premium in force was $311 million at March 31, 2003, up 14% compared with a year ago. American Income’s growth in annualized premium in force and premium income was the strongest of any Torchmark life agency, in terms of both percentage and dollar amount.

Torchmark’s Military Agency is an independent agency comprised of former military officers who sell exclusively to military officers and their families. Life premium in the Military Agency rose 12% in the 2003 first quarter to $40 million. Sales in the Military Agency were $6 million in the first three months of 2003, also rising 12%. This agency also had 12% growth in annualized life premium in force totalling $163 million at March 31, 2003.

Torchmark’s Other Distribution systems offering life insurance include United Investors and various minor distribution channels. The Other Distribution group contributed $26 million of life premium to Torchmark, a decline of 3%. Other Distribution life premium represented less than 10% of Torchmark’s total life premium. Other Distribution sales declined 15% to $1.6 million. Annualized premium in force was down 5% to $125 million. These declines were largely affected by surrender activity.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Three months ended March 31,
	2003		2002		Increase
	Amount	% to Total	Amount	% to Total	Amount	%
Premium and policy charges	$320,538	100	$298,344	100	$22,194	7
Net policy obligations	139,913	43	131,574	44	8,339	6
Commissions and acquisition expense	101,670	32	94,607	32	7,063	7

Insurance underwriting income before other income and administrative expense	$78,955	25	$72,163	24	$6,792	9

Life insurance underwriting income before insurance administrative expenses was $79 million in the first quarter of 2003, increasing 9% over the same period of 2002. As a percentage of life premium, underwriting income rose from 24% to 25% in the 2003 period. The Direct Response Group is seeking to improve life insurance margins by emphasizing sales of its juvenile policy, a higher margin product. American Income, which has the highest underwriting profit margin as a percentage of premium, accounted for a higher percentage of total life premium than in the first quarter of 2002.

Health insurance. Health insurance premium income was flat at approximately $262 million when comparing the first quarter of 2003 with the same period of 2002. The table below is an analysis of Torchmark’s health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,
	2003		2002		Increase
	Amount	% to Total	Amount	% to Total	Amount	%
United American Independent Agency	$121,620	46	$122,535	47	$(915)	(1)
United American Branch Office Agency	80,576	31	82,155	31	(1,579)	(2)
Liberty National Exclusive Agency	40,530	16	39,877	15	653	2
American Income Exclusive Agency	13,358	5	12,669	5	689	5
Direct Response	6,322	2	5,271	2	1,051	20

Total health premium	$262,406	100	$262,507	100	$(101)	0

The table below is a presentation of health insurance sales and in force data by distribution method.

Health Insurance

Annualized Premium Sales and In Force by Distribution Method

(Dollar amounts in thousands)

	Sales				In Force
	Three months ended March 31,		Increase		At March 31,		Increase
	2003	2002	Amount	%	2003	2002	Amount	%
UA Independent Agency	$23,941	$22,918	$1,023	4	$476,243	$475,056	$1,187	0
UA Branch Office Agency	16,597	19,845	(3,248)	(16)	317,978	332,562	(14,584)	(4)
Liberty Exclusive Agency	2,588	2,646	(58)	(2)	167,069	162,993	4,076	3
AI Exclusive Agency	2,799	2,434	365	15	51,108	48,564	2,544	5
Direct Response	2,411	2,162	249	12	24,814	20,999	3,815	18

Total	$48,336	$50,005	$(1,669)	(3)	$1,037,212	$1,040,174	$(2,962)	0

Annualized health insurance premium in force was $1.04 billion at March 31, 2003, a slight decline from a year ago. Sales of health insurance, as measured by annualized premium issued, declined 3% to $48 million during the three months of 2003 as compared with the year-ago period.

The following table presents health insurance sales and premium in force data by product type.

Health Insurance

Annualized Premium Sales and In Force by Product Type

(Dollar amounts in thousands)

	Sales				In Force
	Three months ended March 31,		Increase		At March 31,		Increase
	2003	2002	Amount	%	2003	2002	Amount	%
Medicare Supplement	$19,687	$31,300	$(11,613)	(37)	$711,020	$753,308	$(42,288)	(6)
Cancer	2,835	2,497	338	14	173,881	169,597	4,284	3
Other health-related policies	25,814	16,208	9,604	59	152,311	117,269	35,042	30

	$48,336	$50,005	$(1,669)	(3)	$1,037,212	$1,040,174	$(2,962)	0

Medicare Supplement represented approximately 69% of Torchmark’s annualized health premium in force at $711 million on March 31, 2003. Medicare Supplement annualized premium in force declined 6% from $753 million a year earlier. Medicare Supplement sales, which represented 41% of Torchmark’s first quarter 2003 health sales, declined 37% in that period over the same period of 2002. These sales were $20 million in the 2003 quarter compared with $31 million in the 2002 quarter. Torchmark’s Medicare Supplement products are sold primarily by the United American Independent and Branch Office Agencies. The decline in Medicare Supplement sales was primarily the result of the decline in the number of agents selling Medicare Supplement and premium rate competitive pressures. The Branch Office Agency producing agents declined 15% to 1,275 compared with a year ago. Premium rate increases implemented in recent periods, due to medical cost inflation, have made new sales more difficult. Increased competition from other carriers has also been a factor, as these companies have been slower to implement needed rate increases. Agents in some markets have left for easier sales at those competitors with lower priced Medicare Supplement policies. Torchmark is seeking lower rate increases in 2003 than in prior years while not compromising margins. Additionally, management believes competitive pressures will subside as competitors obtain necessary rate increases.

Cancer sales, produced primarily by the Liberty National Agency, were $2.8 million in the 2003 first quarter, rising 14% over the prior-year period. Cancer annualized premium in force was $174 million, compared with $170 million a year earlier. Cancer business represented 17% of Torchmark’s annualized health premium in force at March 31, 2003.

Other health product sales, consisting primarily of accident and limited-benefit hospital and surgical policies, rose 59% to $26 million in the 2003 quarter, primarily from increased sales at the United American Independent Agency. Other health products accounted for 53% of Torchmark’s total health sales in the March, 2003 quarter. Sales were $16 million in the prior-year period. Other health annualized premium in force increased 30% to $152 million at March 31, 2003, representing 15% of total annualized health premium in force.

These limited-benefit hospital and surgical policies are primarily written by the United American Agencies. They are lower cost alternatives to individual major medical plans or products that are bought in the absence of or to supplement employer-sponsored group health plans. Increased demand for these plans is the result of the growing unavailability of individual major medical plans and decreased coverage offered by employers.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2003		2002
	Amount	% of Total	Amount	% of Total	Amount	%
Premium and policy charges	$262,406	100	$262,507	100	$(101)	0
Net policy obligations	170,020	65	169,081	64	939	1
Commissions and acquisition expense	49,826	19	49,753	19	73	0

Insurance underwriting income before other income and administrative expenses	$42,560	16	$43,673	17	$(1,113)	(3)

Underwriting margins for health insurance declined 3% to $43 million in the 2003 three-month period from the prior-year period. As a percentage of health premium, underwriting margins declined slightly from 16.6% in 2002 to 16.2% in 2003. The majority of the health margin decline results from the continuing margin pressure from increasing medical cost inflation on a closed block of Liberty National cancer policies.

Annuities. The following table presents collection and deposit balance information about Torchmark’s annuities.

Annuities

Collections and Deposit Balances

(Dollar amounts in thousands)

	Collections				Deposit Balances
	Three months ended March 31,		Increase (Decrease)		At March 31,		Increase (Decrease)
	2003	2002	Amount	%	2003	2002	Amount	%
Fixed	$25,902	$4,413	$21,489	487	$660,661	$600,687	$59,974	10
Variable	2,841	8,000	(5,159)	(64)	1,449,014	2,171,647	(722,633)	(33)

Total	$28,743	$12,413	$16,330	132	$2,109,675	$2,772,334	$(662,659)	(24)

Torchmark markets both fixed and variable annuities. Fixed annuity collections were $26 million in the first three months of 2003, almost six times the $4.4 million collected in the prior-year period. Fixed annuities on deposit with Torchmark rose to $661 million from $601 million one year ago. The fixed annuity balance increased 5% from $628 million at year-end 2002. In recent periods, weaker financial markets have caused increased customer interest in fixed annuities. Collections of variable annuities were $3 million in the first quarter of 2003, declining from variable collections of $8 million in the same period of 2002. The variable annuity balance was $1.4 billion at March 31, 2003, $1.5 billion at December 31, 2002, and $2.2 billion one year ago. The 33% decline in the variable annuity balance during the prior twelve months was primarily the result of (1) the significant decline in the market value of deposit balances during the prior twelve months, reflective of general equity market declines, and (2) the replacement activity by the Waddell & Reed sales force of Torchmark’s variable annuity products with those of a competitor. Prior to the second quarter of 2001, Waddell & Reed was the primary distributor of the variable annuities of United Investors.

On March 19, 2002, an Alabama jury awarded to Torchmark’s subsidiary, United Investors, $50 million compensatory damages against Waddell & Reed. The dispute arose regarding certain compensation on United Investors’ in-force block of variable annuities and alleged a scheme by Waddell & Reed to improperly replace United Investors’ variable annuities with those of another company. On June 25, 2002, an order was issued by the Jefferson County Alabama Circuit Court entering the jury verdict. Interest on the $50 million award was scheduled to accrue at an annual rate of 12% from June 25, 2002 until the date paid. Waddell & Reed appealed the Circuit Court’s decision to the Alabama Supreme Court. In October 2002, the Alabama Supreme Court affirmed the dismissal of counterclaims against Torchmark and an individual defendant but Waddell & Reed’s appeal of the jury verdict and trial court judgment remained pending. On April 18, 2003, the Alabama Supreme Court reversed in part, and remanded in part, the $50 million jury verdict. The Supreme Court found that conversion, breach of contract and one claim of fraud and suppression were properly submitted to the jury but that two claims, tortious interference with contractual relations and fraud in connection with a promise by Waddell & Reed not to replace United Investors’ existing variable contracts, should not have been submitted to the jury. Under Alabama law, the Supreme Court’s finding that two claims should not have been sent to the jury requires a remand to the trial court on the remaining claims. United Investors had not recorded the award or the related accrued interest as income since it had not been received and all appeals had not been completed.

United Investors has filed a petition for rehearing with the Supreme Court and will also pursue at the trial court level its claims for conversion, breach of contract, fraud and suppression, which involve actual damage claims of over $10 million and claims for punitive damages of up to three times that amount.

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

Annuities

Summary of Results

(Dollar amounts in thousands)

	Three months ended March 31,		Increase
	2003	2002	Amount	%
Policy charges	$7,529	$10,390	$(2,861)	(28)
Net policy obligations	(215)	(1,337)	1,122	(84)
Commissions and acquisition expense	5,188	7,705	(2,517)	(33)

Insurance underwriting income before other income and administrative expenses	$2,556	$4,022	$(1,466)	(36)

Policy charges are assessed against the annuity account balance periodically for insurance risk, sales, administration, and cash surrender. Policy charges for annuities declined 28% in the first quarter of 2003 to $7.5 million, primarily as a result of the decline in the variable annuity account balance compared with the prior year. Annuity underwriting income decreased 36% in the 2003 quarter to $2.6 million from $4.0 million in the 2002 period, primarily because of the decline in policy charges. Net policy obligations included $1.4 million in guaranteed minimum death benefits in the 2003 period, an increase of $.8 million.

Investment. The following table summarizes Torchmark’s investment income and excess investment income.

Excess Investment Income

(Dollar amounts in thousands)

	Three months ended March 31,		Increase
	2003	2002	Amount	%
Net investment income	$135,436	$128,203	$7,233	6
Tax-equivalency adjustment*	905	956	(51)	(5)

Tax equivalent investment income	136,341	129,159	7,182	6
Required interest on net insurance policy liabilities	(49,776)	(47,499)	(2,277)	5
Financing costs:
Debt	(11,137)	(11,688)	551	(5)
Trust Preferred/MIPS	(2,911)	(2,913)	2	0
Interest rate swaps	6,438	5,737	701	12

Total financing costs	(7,610)	(8,864)	1,254	(14)

Excess investment income	$78,955	$72,796	$6,159	8

Excess investment income per share	$0.67	$0.59	$0.08	14

*	Adjusts the yield on tax-exempt securities so that all fixed-maturity investments are on a comparable yield basis, regardless of tax treatment.

Tax-equivalent net investment income increased 6% to $136 million in the first quarter 2003, compared with $129 million during the same 2002 period. The increase was primarily the result of the 6% growth in the investment portfolio (based on average invested assets). Average invested assets, which include fixed maturities at amortized cost, were $7.6 billion in the 2003 first three months, compared with $7.2 billion in the 2002 period. The $404 million increase in average invested assets over the prior-year period was achieved even though Torchmark used $219 million to repurchase Torchmark shares under its share repurchase program and wrote certain fixed maturities down by $99 million (before tax) during the prior twelve months.

Excess investment income is tax-equivalent net investment income reduced by the interest credited to net insurance policy liabilities and Torchmark’s financing costs. Financing costs include interest on debt, the pretax dividends on Torchmark’s preferred securities, and the difference between the fixed-rate and floating-rate payments on Torchmark’s swap instruments. Excess investment income for the 2003 first quarter rose 8% to $79 million from $73 million for the same period of 2002. Financing costs declined

14% to $7.6 million in the 2003 period as a result of the lower interest rates and the favorable effect they have had on Torchmark’s swap instruments and commercial paper borrowings. Because significant cash flow has been used to purchase Torchmark stock, management believes excess investment income should be considered on a per-share basis. Excess investment income per share rose 14% in the 2003 period to $.67 from $.59.

Approximately 92% of Torchmark’s investments are in a diversified fixed-maturity portfolio. The balance of investments is in mortgages (2%), short-terms (2%), policy loans, which are secured by policy cash values (3%), and other investments (1%). At March 31, 2003, fixed maturities had a market value of $7.4 billion, compared with $7.2 billion at December 31, 2002 and $6.6 billion at March 31, 2002. An analysis of Torchmark’s fixed-maturity portfolio by component at March 31, 2003 is as follows.

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value	% of Total Fixed Maturities
Fixed maturities available for sale:
Bonds:
U. S. Government direct obligations & agencies	$50	$5		$55.7
GNMA pools	100	10		110	1.5
Other mortgage-backed securities	100	9		109	1.5
States, municipalities and political subdivisions	144	10	$(1)	153	2.0
Foreign governments	18	2		20.3
Corporates	6,566	515	(130)	6,951	93.3
Asset-backed securities	39	3		42.6
Redeemable preferred stocks	6			6.1

Total fixed maturities	$7,023	$554	$(131)	$7,446	100.0

An analysis of the fixed-maturity portfolio by quality rating at March 31, 2003 is as follows.

Fixed Maturities by Rating*

(Dollar amounts in millions)

	Amortized Cost	%	Fair Market Value	%
AAA	$361	5.1	$392	5.3
AA	268	3.8	302	4.0
A	3,201	45.6	3,495	46.9
BBB	2,471	35.2	2,593	34.9
BB	431	6.1	396	5.3
B	228	3.3	207	2.8
Below B	53	0.8	51	0.7
Not Rated	10	0.1	10	0.1

	$7,023	100.0	$7,446	100.0

* Rating based on Bloomberg composite

The portfolio has an average quality rating of “BBB+.” Approximately 90% of the portfolio at amortized cost was considered investment grade.

The majority of Torchmark’s fixed-maturity holdings are in corporate securities. Torchmark’s investments in corporate fixed maturities are highly diversified in a wide range of industry sectors. At fair value, the following table presents the highest ten percentage holdings of Torchmark’s corporate fixed maturities by industry sector at March 31, 2003.

Industry	%
Depository institutions	17.2
Electric, gas, sanitation services	17.0
Insurance carriers	12.9
Nondepository credit institutions (finance)	6.4
Communications	5.3
Chemicals & allied products	3.8
Food & kindred products	3.4
Transportation equipment	2.8
Petroleum refining & related industries	2.6
Industrial, commercial machinery, computer equipment	2.1
All other sectors *	26.5

100.0

* No individual industry sector represented more than 2% of Torchmark’s corporate fixed maturities.

During the first three months of 2003, Torchmark continued to make investments in investment-grade fixed-maturity corporate bonds and trust preferred securities with a diversity of issuers and industry sectors. The chart below summarizes selected information for fixed maturity purchases. Both yield and average life calculations on new purchases of noncallable bonds are based on the maturity date, or, for callable bonds, the call or maturity date whichever produces the lowest yield (“yield to worst”).

Fixed Maturity Acquisitions Selected Information

	For the three months ended March 31,
	2003	2002
Cost of fixed maturity acquisitions (millions)	$270.8	$371.3
Investment-grade corporate acquisitions (millions)	270.8	$285.8
Average yield *	7.40%	7.61%
Effective annual yield *	7.54%	7.75%
Average life (in years, to worst call)	18.9	9.9

* tax equivalent basis

Torchmark has historically been able to maintain a desired yield on new investments even in periods of declining interest rates because its net insurance policy liabilities are long term and have essentially fixed crediting rates. As a result, Torchmark has been able to lengthen or shorten the maturity of acquisitions depending on yields available in the market place. These efforts have allowed Torchmark to maintain effective yields in excess of 7.4% in recent quarters. However, in view of the extended decline in interest rates in recent periods, and consistent with Torchmark’s policy of making only investment-grade acquisitions, Torchmark does not expect to make fixed-maturity acquisitions at the same yield level in the near future.

At March 31, 2003, Torchmark had accumulated $125 million in short-term investments, compared with $73 million at year-end 2002. The majority of these funds will be invested in fixed-maturity securities in the second quarter, consistent with Torchmark’s investment policies.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At March 31,	At December 31,	At March 31,
	2003	2002	2002
Amortized cost (millions)	$7,023	$6,889	$6,756
Gross unrealized gains (millions)	554	482	157
Gross unrealized losses (millions)	(131)	(177)	(274)

Fair market value (millions)	$7,446	$7,194	$6,639

Average yield (tax-equivalent book basis)	7.42%	7.43%	7.46%
Average life (in years, to worst call)	9.7	9.6	9.3
Average life (in years, to maturity)	13.7	13.6	12.9
Effective duration (to worst call) *	5.9	5.9	5.8
Effective duration (to maturity)*	7.3	7.3	6.9

* A measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Torchmark calculates the average life and duration of the fixed maturity portfolio two ways: (1) based on the same date used to calculate the yield, which is the “worst call” date for callable bonds and the maturity date for all other bonds, and (2) based on the maturity date of all bonds, whether callable or not.

Torchmark’s $7.4 billion fixed-maturity portfolio at fair market value had a net unrealized gain of $423 million at March 31, 2003. At the end of the first quarter last year, the $6.6 billion portfolio had a net unrealized loss of $118 million. At year-end 2002, the $7.2 billion portfolio had a net unrealized gain of $306 million. The improvement in market valuation of the portfolio resulted principally from the continued reduction during the period in interest rates and in yields on competing assets.

The following tables disclose certain information about unrealized losses in Torchmark’s fixed-maturity portfolio at March 31, 2003.

Analyses of Gross Unrealized Investment Losses on Fixed Maturities

At March 31, 2003

(Amounts in millions)

	Fair value greater than 80% of book	Fair value less than 80% of book for less than 6 months	Fair value less than 80% of book from 6 months to 1 year	Fair value less than 80% of book for more than 1 year	Total
Investment grade securities:
Corporates	$42.4	$6.3	$2.9		$51.6
Asset-backed securities	.3				.3
Non-investment grade securities:
States, municipals, & political subdivisions				$1.4	1.4
Corporates	27.7	15.6	23.4	11.0	77.7

	$70.4	$21.9	$26.3	$12.4	$131.0

Maturity distribution:
Due in one year or less	$.7				$.7
Due in more than 1 year through 5 years	14.8	$9.4		$.7	24.9
Due in more than 5 years through 10 years	16.0	2.4	$11.7	3.3	33.4
Due in more than 10 years through 20 years	18.2	3.0	3.6	3.2	28.0
Due in more than 20 years	20.7	7.1	11.0	5.2	44.0

	$70.4	$21.9	$26.3	$12.4	$131.0

Major sectors:
Insurance carriers	$20.3	$1.4	$8.1		$29.8
Electric, gas, water, sanitation services	13.8	3.0	5.5	$5.3	27.6
Communications	8.1		0.3		8.4
Transportation equipment	5.0	2.8			7.8
Auto repair, services, parking	1.8	2.8	3.0		7.6
Industrial, comm machinery, computer equip	1.4	4.4		1.2	7.0
Petroleum refining & related industries	2.5		3.7		6.2
Rubber & miscellaneous plastics products	.6	5.0			5.6
Stone, clay, glass, concrete products	1.6		1.9		3.5
Electrical, other elect equip, ex computers	0.2		3.0		3.2
General merchandise stores	3.0				3.0
Chemicals & allied products	.7			2.0	2.7
Fab metal, ex machinery & transport equip	2.0			.5	2.5
Food stores	1.0	1.0			2.0
Metal mining				2.0	2.0
Nondepository credit instn (finance cos)	1.8				1.8
Depository institutions	1.7				1.7
Primary metal industries	1.7				1.7
Municipal bonds				1.4	1.4
Media (printing, publishing & allied lines)			.8		.8
Transportation by air		.8			.8
Other	3.2	.7			3.9

	$70.4	$21.9	$26.3	$12.4	$131.0

Administrative expense. Torchmark administrative expense consists of its insurance administrative expense and its parent company expense. Insurance administrative expense rose 7.2% to $33.5 million in the 2003 first quarter, compared with $31.3 million in the prior period. As a percentage of premium, insurance administrative expense increased from 5.5% in the 2002 quarter to 5.7% in the 2003 quarter. Total administrative expense, including parent expense, rose 4.2% to $36.1 million in the 2003 period. As a percentage of total revenue, total administrative expense was flat in both periods at 5.0%.

Financial Condition

Liquidity. Torchmark’s liquidity is demonstrated by strong positive cash flow, a portfolio of marketable investments, and the availability of a line of credit facility. Torchmark’s insurance operations ordinarily generate cash flows well in excess of immediate requirements. Torchmark’s net cash inflows from operations were $223 million in the first three months of 2003, compared with $200 million in the same period of 2002. In addition to cash flows from operations, Torchmark received $120 million in investment maturities or repayments during the first quarter of 2003.

Torchmark’s cash and short-term investments were $138 million at March 31, 2003, compared with $80 million at December 31, 2002 and $35 million at the end of March, 2002. In addition to these liquid assets, Torchmark’s entire portfolio of fixed-income and equity securities, in the approximate amount of $7.5 billion at market value on March 31, 2003, is available for sale should any need arise. Substantially all of Torchmark’s fixed-income and equity securities are publicly traded.

Torchmark has in place a line of credit facility with a group of lenders that allows unsecured borrowings and stand-by letters of credit up to $625 million. The facility consists of two parts: a $325 million 364-day tranche maturing November 27, 2003 and a $300 million five-year tranche maturing November 30, 2006. The company has the ability to request up to $200 million in letters of credit to be issued against the $300 million five-year tranche. Under either tranche, interest is charged at variable rates. The line of credit is further designated as a back-up credit line for a commercial paper program not to exceed $600 million, whereby Torchmark may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million. Commercial paper borrowings and letters of credit on a combined basis may not exceed $625 million. At March 31, 2003, Torchmark had $215 million face amount of commercial paper outstanding ($214 million book value), $170 million letters of credit issued, and there were no borrowings under the line of credit. A facility fee is charged on the entire $625 million facility. The facility has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreements, Torchmark is subject to certain covenants regarding capitalization and interest coverage. At March 31, 2003, Torchmark was in full compliance with these covenants.

Capital resources. Torchmark’s capital structure consists of its short-term debt (the commercial paper facility described above), its long-term funded debt, its trust preferred securities, and its shareholders’ equity. Torchmark’s outstanding long-term debt at book value was $554 million at March 31, 2003, compared with $552 million at December 31, 2002 and $535 million at March 31, 2002. An analysis of funded debt issues outstanding is as follows at March 31, 2003.

Long Term Debt at March 31, 2003

(Dollar amounts in thousands)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Senior debentures	2009	8 1/4%	$99,450	$99,450	$119,917
Notes	2023	7 7/8	168,912	165,818	196,157
Notes	2013	7 3/8	94,050	93,003	108,938
Senior Notes	2006	6 1/4	180,000	195,232	196,974

Total funded debt			$542,412	$553,503	$621,986

The carrying value of Torchmark’s 6.25% Senior Note is adjusted each period to reflect the change in fair market value of a swap instrument which hedges the value of the note. This instrument increased the value of long-term debt by $16.9 million and $15.1 million at March 31, 2003 and December 31, 2002, respectively, and decreased the value by $.6 million at March 31, 2002.

The trust preferred securities were carried at approximately $144 million at the end of each period. Shareholders’ equity was $2.94 billion at March 31, 2003, $2.85 billion at December 31, 2002 and $2.48 billion at March 31, 2002.

Because Torchmark has a large available-for-sale fixed-maturity portfolio, Torchmark is required by an accounting rule (SFAS 115) to revalue the portfolio to fair market value at the end of each accounting period. These changes, net of their associated impact on deferred acquisition costs and tax, are reflected directly in shareholders’ equity. Without this SFAS 115 adjustment, fixed maturities would be reported at book value. The fair values of fixed maturities fluctuate with changes in interest rates in financial markets. Because the size of Torchmark’s fixed-maturity portfolio is very large relative to its shareholders’ equity, and because small changes in interest rates can cause substantial swings in market value, Torchmark’s shareholders’ equity as reported in accordance with GAAP can be very volatile. This volatility can have a significant impact on the period-to-period presentation of Torchmark’s capital structure, as the short-term changes in the value of its fixed-maturity investment portfolio caused by interest rate fluctuations do not have a significant bearing on its long-term ongoing insurance business. For this reason, Torchmark’s management, credit rating agencies, lenders, many industry analysts, and certain other financial statement users prefer to remove the effect of SFAS 115 when analyzing Torchmark’s balance sheet, capital structure, and financial ratios.

The following tables present selected data related to Torchmark’s capital resources. Additionally, the tables present the effect of SFAS 115 on relevant line items, so that investors and other financial statement users may determine its impact on Torchmark’s capital structure.

Selected Financial Data

	At March 31, 2003		At December 31, 2002
	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*
Fixed maturities (millions)	$7,446	$423	$7,194	$306
Deferred acquisition costs (millions) **	2,310	(23)	2,286	(18)
Total assets (millions)	12,616	400	12,361	288
Short-term debt (millions)	214	0	201	0
Long-term debt (millions)	554	0	552	0
Trust preferred securities (millions)	144	0	144	0
Shareholders’ equity (millions)	2,942	260	2,851	187
Diluted shares outstanding (thousands)	116,413		118,598
Actual shares outstanding (thousands)	116,116		118,267

* Amount added to (deducted from) comprehensive income to produce the stated GAAP item ** Includes the value of insurance purchased

Torchmark acquired 2.2 million of its outstanding common shares on the open market at a cost of $77 million during the first three months of 2003 under its share repurchase program. Torchmark’s share repurchase program has no authorized limit, and Torchmark intends to pursue the repurchase of its common shares when financial markets are favorable.

The year-over-year growth in adjusted book value per diluted share was 6%, and was achieved during a twelve-month period in which $219 million in share buybacks were made under Torchmark’s share repurchase program and a writedown in the amount of $99 million after-tax was taken on investment securities.

Related Party Information. In 1999, Torchmark sold certain of its investment real estate properties to an investor group of which Elgin Development Company was a 30% investor. R. K. Richey, a director and Chairman of the Executive Committee of Torchmark, was an investor in Elgin Development at the time of the transaction and currently is a 25% investor in the parent company of Elgin Development. As a part of the consideration received for the real estate transaction, Elgin Development issued to Torchmark a $12.4 million ten-year collateralized 8% note. At March 31, 2003, the outstanding balance on the collateralized note was $9.7 million. Elgin Development did not make the scheduled payment of principal and interest on the collateralized note that was due March 31, 2003, nor within the grace period after such date as provided in the note, and accordingly, the note has been declared in default. Torchmark believes that the ultimate outcome from the resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 2003.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark’s subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a defendant. In 1999, Alabama enacted legislation limiting punitive damages in non-physical injury cases to the greater of $500,000 or three times compensatory damages. Since this legislation has not undergone scrutiny by appellate courts regarding its constitutionality and a jury’s discretion regarding the amount of compensatory damages (including mental anguish) awarded in any given case is not precisely defined, the effect of this legislation on Torchmark’s litigation remains unclear. Additionally, it should be noted that Torchmark subsidiaries actively market insurance in the State of Mississippi, a jurisdiction which is recognized nationally for large punitive damage verdicts. Bespeaking caution is the fact that the likelihood or extent of a punitive damage award in any given case is currently impossible to predict. As of March 31, 2003, Liberty was a party to approximately 88 active lawsuits (including 7 employment related cases and excluding interpleaders and stayed cases), 64 of which were Alabama proceedings and 14 of which were Mississippi proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

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

As previously reported, on March 15, 1999, Torchmark was named as a defendant in consolidated derivative securities class action litigation involving Vesta Insurance Group, Inc. filed in the U.S. District Court for the Northern District of Alabama (In re Vesta Insurance Group, Inc. Securities Litigation. Master File No. 98-AR-1407-S). The amended consolidated complaint in this litigation alleges violations of Section 10(b) of the Securities Exchange Act of 1934 by the defendants Vesta, certain present and former Vesta officers and directors, Vesta’s former independent public accountants and Torchmark and of Section 20(a) of the Exchange Act by certain former Vesta officers and directors and Torchmark acting as “controlling persons” of Vesta in connection with certain accounting irregularities in Vesta’s reported financial results and filed financial statements.

Unspecified damages and equitable relief are sought on behalf of a purported class of purchasers of Vesta equity securities between June 2, 1995 and June 29, 1998. A class was certified in this litigation on October 25, 1999. In September, 2001, Torchmark filed a motion for summary judgment, which was denied by the District Court on January 10, 2002. On April 9, 2003, the District Court issued an order denying the class plaintiffs’ motion to strike certain of Torchmark’s affirmative defenses, holding that Torchmark cannot be held jointly and severally liable with Vesta under the securities laws without an affirmative jury determination that Torchmark knowingly committed a violation of the securities laws.

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

On July 3, 2000, the District Court issued an order in the Moore case granting in part and denying in part the plaintiffs’ motions. The District Court ordered the Moore plaintiffs to file an amended complaint setting forth their claims under 28 U.S.C. §§ 1981 and 1982 and, if such claims are timely, any state law claims for breach of contract related to the discontinuance of debit collections, and dismissed with prejudice all remaining state law claims of the plaintiffs as time-barred by the common law rule of repose. On July 14, 2000, plaintiffs filed their amended complaint with the District Court and Liberty filed a motion to alter or amend the District Court’s July order or, in the alternative, requested that the District Court certify for purposes of appeal the issue whether the state law doctrine of repose should be applied to and bar plaintiffs’ actions under 28 U.S.C. §§ 1981 and 1982. The District Court entered such an order on July 21, 2000 and stayed proceedings in Moore pending resolution of Liberty’s petition to the U.S. Circuit Court of Appeals for the Eleventh Circuit. Liberty filed a petition on July 30, 2000 with the Eleventh Circuit seeking that Court’s permission to appeal the portions of the District Court’s July order in Moore granting the plaintiffs the right to file the amended complaint. The Eleventh Circuit Court granted Liberty’s motion and agreed to consider Liberty’s arguments regarding the applicability of the state law of repose to actions under 28 U.S.C. §§1981 and 1982. Oral arguments were heard by the Eleventh Circuit Court on July 20, 2001. On September 28, 2001, the Eleventh Circuit Court ruled that the rule of repose was not a bar to the Moore claims in federal court and that there is no reverse pre-emption under the McCarrin Ferguson Act. Liberty filed a petition seeking an en banc rehearing in the Eleventh Circuit Court, which was subsequently denied. Liberty filed a petition for a writ of certiorari with the U.S. Supreme Court on February 21, 2002, which was denied. The plaintiffs filed their motion for class certification in Moore with the District Court on December 20, 2002 and Liberty filed its opposition to this motion on February 3, 2003.

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

In the fifth individual state court action, (Edwards v. Liberty National Life Insurance Company, Case No. CV 0005872), the trial court denied Liberty’s motion seeking a summary judgment based upon the rule of repose but indicated that it would reconsider that motion after discovery. Liberty filed a motion to alter or amend the trial court’s order, or in the alternative, for an interlocutory appeal. In September 2001, the trial court in that case vacated its earlier order and stayed the litigation pending resolution of the Hudson case, which is discussed above. On February 22, 2002, the trial court held a hearing regarding the stay in Edwards. The trial court permitted the plaintiffs very limited discovery. The case is presently on the administrative docket, which temporarily stays the litigation.

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

On December 27, 2002, individual litigation involving 120 separate plaintiffs with substantially similar allegations, was filed against Liberty in the Circuit Courts of Holmes County, Mississippi (Billingsley v. Liberty National Life Insurance Company, Civil Action No.: 2002-532), of Bolivar County, Mississippi (Mary Hudson v. Liberty National Life Insurance Company, Civil Action No.: 2002-170) and of Leflore County, Mississippi (Teague v. Liberty National Life Insurance Company, Civil Action No.: 2002-0218-CICI). Plaintiffs in each action assert that Liberty and its sales agents marketed small value debit insurance policies at racially discriminatory rates to African Americans using racially discriminatory sales and administrative practices and collected premium payments which are alleged to be excessive and unconscionable in that such premiums exceeded the face amount of insurance issued. Unspecified actual and punitive damages, attorneys fees, costs and interest, as well as the imposition of a constructive trust or disgorgement are sought for claims of fraud and fraudulent inducement, breach of the duty of good faith and fair dealing, tortuous breach of contract, breach of fiduciary duty, money had and received, unjust enrichment, negligence and/or gross negligence, violations of the Mississippi

Consumer Protection Act, conversion and violations of Mississippi Code Ann. § 83-7-3 (prohibiting discrimination by life insurers in the assessment of premiums to policyholders). These three cases together with the Thurmond case were removed to the United States District Court for the Northern District of Mississippi. After Liberty filed responsive pleadings with supporting affidavits in Mary Hudson, those plaintiffs agreed to voluntarily dismiss their case with prejudice as have the plaintiffs in the Teague case. Since the cases are similar, plaintiffs’ attorneys have agreed to consider a similar disposition of Billingsley once Liberty provides plaintiffs with evidence that the pertinent facts in Billingsley are similar to those in Mary Hudson.

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

On March 19, 2002, a Jefferson County, Alabama Circuit Court jury awarded $50 million compensatory damages to Torchmark’s subsidiary, United Investors in the Alabama state court litigation. United Investors’ claims in this litigation for additional injunctive relief prohibiting unlawful future policy replacements by W&R remained to be decided by the Circuit Court. Based upon the Alabama jury verdict, Torchmark filed a motion for summary judgment in the Kansas District Court.

On June 25, 2002, the Jefferson County Circuit Court entered an order in United Investors’ Alabama state court litigation granting a declaratory judgment for United Investors against W&R. The Circuit Court refused to set aside or reduce the $50,000,000 compensatory damage verdict awarded against W&R by the trial jury in the original litigation. The Circuit Court’s order stated that there was no valid and binding contractual or other obligation requiring United Investors to pay certain additional compensation that W&R had sought in connection with United Investors’ in-force block of variable annuity business for which W&R had formerly been the distributor. Escrowed funds for the commissions owed by W&R to United Investors were ordered to be released to United Investors. The Circuit Court also denied W&R’s motions to set aside the jury’s verdict or to order a new trial and denied United Investors’ motion for additional injunctive relief to prohibit future replacements of United Investors policies by W&R since United Investors has an adequate remedy at law through additional litigation against W&R.

On July 25, 2002, W&R filed notice of appeal to the Alabama Supreme Court of the Jefferson County Circuit Court’s order, which notice of appeal was supplemented on July 31, 2002 and the record of the same was certified to the Alabama Supreme Court in September, 2002. On October 25, 2002, the Alabama Supreme Court affirmed the trial court’s judgment dismissing with prejudice all of W&R’s third party counterclaims against Torchmark and R. K. Richey. Oral arguments were heard by the Alabama Supreme Court on February 19, 2003 in W&R’s appeal from the jury verdict and trial court judgment against W&R on United Investors’ claims.

On February 4, 2003, an order was entered in the Kansas District Court litigation granting that portion of the defendants’ judgment as regarded claims against Torchmark and one individual defendant by Waddell & Reed and W&R. Other portions of the defendants’ motion were denied so that Waddell & Reed and W&R’s claims against the other two individual defendants as well as all claims of Waddell & Reed Investment Management Company, another Waddell & Reed subsidiary, remain pending. The order also lifted the discovery stay.

On April 18, 2003, the Alabama Supreme Court reversed in part and remanded in part the $50 million jury verdict awarded to United Investors in March 2002. The Supreme Court found that conversion, breach of contract and one claim of fraud and suppression were properly submitted to the jury but that two claims, tortuous interference in connection with contractual relations and fraud in connection with a promise by W&R not to replace United Investors’ existing variable contracts, should not have been submitted to the jury. Under Alabama law regarding general verdicts, the Supreme Court’s finding that two claims should not have been sent to the jury requires a remand to the trial court on United Investors’ remaining claims submitted to the jury.

United Investors has filed a petition for rehearing with the Supreme Court seeking clarification of the Supreme Court’s opinion which did not address the jury’s verdict for United Investors on Waddell & Reed’s counterclaims. United Investors will also pursue the claims for conversion, breach of contract and fraud and suppression, involving actual damage claims of over $10 million and treble punitive damages, at the trial court level.

On January 22, 2002, purported class action litigation was filed against Liberty and Torchmark in the Circuit Court of Choctaw County, Alabama on behalf of all persons who currently or in the past were insured under Liberty cancer policies which are no longer marketed regardless of whether such policies remain in force or have lapsed (Roberts v. Liberty National Life Insurance Company, Case No. CV-2002-009-B). Plaintiffs in this action are alleged to have purchased guaranteed renewable cancer policies wherein Liberty reserved the right to change premium rates. They allege that Liberty ceased marketing certain cancer policies -”closed” the block of business, capping the potential pool of insureds and leading to increased premiums to the remaining insureds. They further allege that in instituting premium increases on cancer policies after the Robertson v. Liberty National Life Insurance Company class action settlement, Liberty misrepresented the reasons for such premium increases. This action asserts claims for breach of contract in implementing premium rate increases on a basis other than that set out in the policies, misrepresentation regarding the premium increases, fraud and suppression concerning the closed block of business and unjust enrichment. Unspecified compensatory and punitive damages, attorneys fees, costs and interest are sought by plaintiffs. Defendants filed a motion to dismiss or, in the alternative, for summary judgment on March 29, 2002 with the Circuit Court. A hearing on this motion was held on October 23, 2002. The Circuit Court subsequently denied the motion and on April 23, 2003, defendants filed a petition for a writ of mandamus with the Alabama Supreme Court or for a more definite statement. On May 5, 2003, plaintiffs amended the complaint to specify the transaction.

On January 30, 2003, purported class action litigation was filed against Liberty in the Circuit Court of Lowndes County, Alabama (Gordon v. Liberty National Life Insurance Company, Civil Action No. CV03-13). Plaintiffs assert state law claims that Liberty breached the insurance contracts with them, engaged in intentional, willful and/or negligent conduct and was unjustly enriched when Liberty allowed them to pay premiums on insurance policies that exceeded the “face value” and/or “amount of insurance” of the insurance policies. Unspecified monetary damages, injunctive relief and return of all proceeds is sought. On March 3, 2003, Liberty filed a motion to dismiss this case.

On March 13, 2003, purported class action litigation was filed against United American Insurance Company in the Circuit Court of Duval County, Florida (Moore v. United American Insurance Company, Case No. 16-2003-CA-001955-XXXX-MA, Division CV-E). The plaintiff, representing a class with in excess of 8,000 members, asserts that the annual additional fee that United American charges him and its other Medicare Supplement insurance policyholders for electronic processing of claims is a premium or charge subject to filing with and approval by the State of Florida’s Department of Financial Services/Department of Insurance (Department) and that such charge has never been filed by United American with and approved by the Department. The plaintiff alleges claims for breach of contract and the implied covenant of good faith and fair dealing as well as for declaratory relief. Compensatory damages including the refund of all premium charges found to be illegal, a declaratory judgment, interest, costs, and attorneys fees are sought.

Item 5. Other Information

The following information is being provided under Item 11 of Form 8-K, “Temporary Suspension of Trading under Registrant’s Employee Benefit Plans.”

The Torchmark Corporation Savings and Investment Plan (“TMK Thrift Plan”) and the Liberty National Life Insurance Company 401(K) Plan (“LNL 401(K) Plan”) will change their record keepers to Metavante 401(K) Services. These changes will necessitate a blackout period for the participants in each of these plans where participants will be temporarily unable to direct or diversify investments in their individual accounts or obtain a distribution from the plan. The class of equity securities that will be subject to the blackout period is Torchmark Corporation’s common stock. This blackout period for both the TMK Thrift Plan and the LNL 401(K) Plan will begin at 4:00 p.m. EDT on May 23, 2003 and end during the week beginning June 8, 2003. It is currently intended that the blackout period end at 9:00 a.m. CDT on June 9, 2003. You may determine if the blackout period has in fact ended by calling toll free, 1-800-518-4574 at any time after 9:00 a.m. CDT on June 9, 2003. Notices of this blackout period were sent to all the Plans’ participants and beneficiaries as required under Department of Labor regulations, as well as to all members of the Torchmark Board of Directors and all persons subject to Securities Exchange Act of 1934 Section 16 reporting on April 14, 2003.

Questions about Section 306(a) of the Sarbanes-Oxley Act should be addressed to Larry Hutchison at Torchmark Corporation, 3700 South Stonebridge Drive, McKinney, Texas 75070 (972-569-3245) or Carol McCoy at Torchmark Corporation, 2001 Third Avenue South, Birmingham, Alabama 35233 (205-325-4243). Questions concerning the Blackout Period or the Blackout Period Notice should be addressed to Dennis Luft at Liberty National Life Insurance Company, 2001 Third Avenue South, Birmingham, Alabama 35233 (205-325-2812).

6. Exhibits and Reports on Form 8-K.

(a) Exhibits

(11)	Statement re computation of per share earnings
(99)(a)	Certification of Periodic Report by C.B. Hudson
(99)(b)	Certification of Periodic Report by Gary L. Coleman

(b) Reports on Form 8-K

A Form 8-K dated February 27, 2003 was filed in the first quarter of 2003 containing a press release announcing declaration of a quarterly dividend and the promotion of Mark S. McAndrew. The Form 8-K contained no financial statements.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: May 13, 2003	/s/ C. B. HUDSON
C. B. Hudson, Chairman of the Board and Chief Executive Officer

Date: May 13, 2003	/s/ GARY L. COLEMAN
Gary L. Coleman, Executive Vice President and Chief Financial Officer (Chief Accounting Officer)

CERTIFICATIONS

I, C. B. Hudson, Chairman and Chief Executive Officer of Torchmark Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Torchmark Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ C. B. HUDSON
C. B. Hudson, Chairman of the Board and Chief Executive Officer

I, Gary L. Coleman, Executive Vice President and Chief Financial Officer of Torchmark Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Torchmark Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ GARY L. COLEMAN
Gary L. Coleman, Executive Vice President and Chief Financial Officer