Form 10-Q
period 2003-06-30
TORCHMARK CORP
filed 2003-08-12
CIK 320335

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT July 31, 2003
Common Stock, $1.00 Par Value	114,202,497

Index of Exhibits (Page 51)

Total number of pages included are 52.

TORCHMARK CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	June 30, 2003	December 31, 2002
Assets	(Unaudited)
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2003—$7,057,873; 2002—$6,888,830)	$7,792,110	$7,194,392
Equity securities, at fair value (cost: 2003—$51,247; 2002—$24,260)	60,732	24,457
Mortgage loans, at cost (fair value: 2003—$121,233; 2002—$122,368)	123,425	121,805
Investment real estate, at depreciated cost	14,771	9,351
Policy loans	285,876	279,429
Other long-term investments, at fair value	80,543	81,505
Short-term investments	126,352	72,812

Total investments	8,483,809	7,783,751
Cash	7,669	7,181
Accrued investment income	135,321	132,984
Other receivables	69,947	70,419
Deferred acquisition costs	2,237,869	2,184,134
Value of insurance purchased	95,162	102,091
Property and equipment	32,804	33,431
Goodwill	378,436	378,436
Other assets	23,557	11,500
Separate account assets	1,632,317	1,656,795

Total assets	$13,096,891	$12,360,722

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits	$5,974,712	$5,709,623
Unearned and advance premiums	97,278	95,243
Policy claims and other benefits payable	246,232	242,661
Other policyholders’ funds	85,642	83,427

Total policy liabilities	6,403,864	6,130,954
Accrued income taxes	924,674	720,176
Other liabilities	121,108	103,874
Short-term debt	133,462	201,479
Long-term debt (fair value: 2003—$652,404; 2002—$612,172)	554,254	551,564
Separate account liabilities	1,632,317	1,656,795

Total liabilities	9,769,679	9,364,842
Trust preferred securities (fair value: 2003—$165,350; 2002—$157,200)	144,438	144,427
Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: –0– in 2003 and in 2002	0	0
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2003—118,783,658 issued, less 4,183,417 held in treasury and 2002—126,800,908 issued, less 8,533,456 held in treasury)	118,784	126,801
Additional paid-in capital	521,202	554,768
Accumulated other comprehensive income (loss)	451,744	176,622
Retained earnings	2,246,170	2,316,868
Treasury stock, at cost	(155,126)	(323,606)

Total shareholders’ equity	3,182,774	2,851,453

Total liabilities and shareholders’ equity	$13,096,891	$12,360,722

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months		Six Months Ended
	Ended June 30,		June 30,
	2003	2002	2003	2002
Revenue:
Life premium	$326,743	$306,537	$647,281	$604,881
Health premium	256,576	254,568	518,982	517,075
Other premium	8,147	10,431	15,676	20,821

Total premium	591,466	571,536	1,181,939	1,142,777
Net investment income	136,771	128,075	272,207	256,278
Realized investment gains (losses)	(812)	(66,704)	(15,225)	(76,956)
Other income	415	573	907	1,052

Total revenue	727,840	633,480	1,439,828	1,323,151

Benefits and expenses:
Life policyholder benefits	216,383	206,500	428,498	406,345
Health policyholder benefits	173,069	167,652	347,280	340,490
Other policyholder benefits	9,918	7,938	18,997	16,134

Total policyholder benefits	399,370	382,090	794,775	762,969
Amortization of deferred acquisition costs	77,617	75,174	155,363	150,200
Commissions and premium taxes	42,759	41,716	85,245	84,223
Other operating expense	34,059	32,338	70,132	66,953
Interest expense	6,199	7,230	12,494	14,548

Total benefits and expenses	560,004	538,548	1,118,009	1,078,893

Income from continuing operations before income taxes and preferred securities dividends	167,836	94,932	321,819	244,258
Income taxes	(57,400)	(31,249)	(109,895)	(81,416)
Preferred securities dividends (net of tax)	(844)	(971)	(1,699)	(1,976)

Net income	$109,592	$62,712	$210,225	$160,866

Basic net income per share	$0.95	$0.52	$1.81	$1.32

Diluted net income per share	$0.95	$0.52	$1.80	$1.32

Dividends declared per common share	$0.09	$0.09	$0.18	$0.18

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$109,592	$62,712	$210,225	$160,866
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	321,051	107,484	430,194	(8,002)
Less: reclassification adjustment for gains (losses) on securities included in net income	3,862	76,941	15,959	78,669
Less: reclassification adjustment for amortization of discount and premium	(242)	(1,212)	(718)	(2,702)
Less: foreign exchange adjustment on securities marked to market	(4,483)	(2,308)	(7,473)	(2,792)

Unrealized gains (losses) on securities	320,188	180,905	437,962	65,173
Unrealized gains (losses) on other investments	(1,455)	534	(1,495)	1,160
Unrealized gains (losses) adjustment to deferred acquisition costs	(21,562)	(13,173)	(26,831)	(4,295)
Foreign exchange translation adjustments	5,497	3,806	8,859	4,165

Other comprehensive income (loss), before tax	302,668	172,072	418,495	66,203
Income tax benefit (expense) related to other comprehensive income (loss)	(103,869)	(58,891)	(143,373)	(21,711)

Other comprehensive income (loss)	198,799	113,181	275,122	44,492

Comprehensive income	$308,391	$175,893	$485,347	$205,358

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2003	2002
Cash provided from operations	$387,220	$360,107
Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	40,871	258,344
Fixed maturities available for sale—matured, called, and repaid	310,144	132,127
Other long-term investments	3,072	3,759

Total investments sold or matured	354,087	394,230
Investments acquired:
Fixed maturities	(533,239)	(614,950)
Other long-term investments	(36,487)	(21,767)

Total investments acquired	(569,726)	(636,717)
Net (increase) decrease in short-term investments	(53,540)	109,349
Net effect of change in payable or receivable for securities	13,249	(69,193)
Disposition of properties	25	24
Additions to properties	(1,642)	(1,085)

Cash used for investment activities	(257,547)	(203,392)
Cash provided from (used for) financing activities:
Issuance of common stock	3,168	3,500
Additions to debt	0	0
Repayments of debt	(68,017)	(21,470)
Acquisition of treasury stock	(137,407)	(121,077)
Cash dividends paid to shareholders	(21,085)	(22,056)
Net receipts (withdrawals) from deposit product operations	94,156	3,742

Cash used for financing activities	(129,185)	(157,361)
Net increase (decrease) in cash	488	(646)
Cash at beginning of year	7,181	3,714

Cash at end of period	$7,669	$3,068

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at June 30, 2003, and the consolidated results of operations, comprehensive income and cash flows for the periods ended June 30, 2003 and 2002. During the quarter ended June 30, 2003, Torchmark had no significant changes to its accounting policies.

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Torchmark’s pro forma earnings information giving effect to stock option expense is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income as reported	$109,592	$62,712	$210,225	$160,866
After tax stock-based compensation, as reported	127	112	199	225
After tax effect of stock-based compensation, fair value method	(2,140)	(2,222)	(4,242)	(4,445)

Pro forma net income	$107,579	$60,602	$206,182	$156,646

Earnings per share:
Basic—as reported	$.95	$.52	$1.81	$1.32

Basic—pro forma	$.93	$.50	$1.77	$1.29

Diluted—as reported	$.95	$.52	$1.80	$1.32

Diluted—pro forma	$.93	$.50	$1.77	$1.28

Note C—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Basic weighted average shares outstanding	115,392,083	121,100,829	116,425,796	121,750,488
Weighted average dilutive options outstanding	370,448	592,884	351,853	554,225

Diluted weighted average shares outstanding	115,762,531	121,693,713	116,777,649	122,304,713

Antidilutive shares*	4,489,840	3,304,302	6,869,132	3,304,302

*Antidilutive shares are excluded from the calculation of diluted earnings per share.

For the periods presented, pro forma income available to common shareholders for basic earnings per share is equivalent to pro forma income available to common shareholders for diluted earnings per share.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Related Party Information

In 1999, Torchmark sold certain of its investment real estate properties to an investor group of which Elgin Development Company was a 30% investor. R. K. Richey, a director and Chairman of the Executive Committee of the Board of Directors of Torchmark, was an investor in Elgin Development at the time of the transaction and currently is a 25% investor in the parent company of Elgin Development. As a part of the consideration received for the real estate transaction, Elgin Development issued to Torchmark a $12.4 million ten-year collateralized 8% note. At March 31, 2003, the outstanding balance on the collateralized note was $9.7 million. Elgin Development did not make the scheduled payment of principal and interest on the collateralized note that was due March 31, 2003, resulting in a default on the note. In June 2003, as a result of Elgin Development’s inability to cure the default within the notes’ defined grace period, Torchmark recovered from Elgin Development the real estate that was collateral for the note. This real estate had an estimated fair value of $5.7 million at June 30, 2003, resulting in a loss from the transaction of $4.0 million, pretax, and $2.6 million, after tax.

Note E—Business Segments

Torchmark’s segments are based on the insurance product lines it markets and administers: life insurance, health insurance, and annuities. There is also the investment segment, which manages the Company’s investment portfolio, debt, and cash flow. The measure of profitability for insurance segments is underwriting income before other income and administrative expenses. It represents the profit margin on insurance products before administrative expenses, and is calculated by deducting net policy obligations and acquisition expenses from premium revenue. The measure of profitability for the investment segment is excess investment income, which is the income earned on the investment portfolio in excess of net policy requirements and financing costs associated with Torchmark’s debt and preferred securities. Other income and the unallocated insurance administrative expense are classified in a separate “Other” segment. The tables below set forth reconcilations of Torchmark’s revenues and measures of profitability by segment to its major income statement line items for the six-month periods ended June 30, 2003 and June 30, 2002.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the six months ended June 30, 2003
	Life	Health	Annuity	Investment	Other & Corporate***	Adjustments		Consolidated
Revenue:
Premium	$647,281	$518,982	$15,676					$1,181,939
Net investment income				$274,014		$(1,807	)*	272,207
Other income***					$1,859	(952	)#	907

Total revenue	647,281	518,982	15,676	274,014	1,859	(2,759)		1,455,053
Expenses
Policy benefits	428,498	347,280	18,997					794,775
Required interest on reserves	(145,679)	(8,454)	(19,379)	173,512				0
Amortization of acquisition costs	110,202	38,594	6,567					155,363
Commissions and premium tax	36,519	49,493	185			(952	)#	85,245
Required interest on acquisition costs	58,338	10,211	3,812	(72,361)				0
Insurance administrative expense**					64,751			64,751
Parent expense***					5,381			5,381
Financing costs:
Debt				12,494				12,494
Preferred securities##				2,613				2,613

Total expenses	487,878	437,124	10,182	116,258	70,132	(952)		1,120,622

Measure of segment profitability (pretax adjusted operating income)	$159,403	$81,858	$5,494	$157,756	$(68,273)	$(1,807)		$334,431

Deduct applicable income taxes								(114,310)

Adjusted net operating income								220,121
Add income taxes applicable to segment profitability								114,310
Add financing costs—preferred securities (reported on Statements of Operations after tax)##								2,613
Deduct realized investment losses								(15,225)

Pretax income per Statements of Operations								$321,819

*	Tax equivalency adjustment.
**	Administrative expense is not allocated to insurance segments, but is a component of the “Other” segment.
***	Parent expense is assigned to the “Corporate” segment, other income and insurance administrative expense are components of the “Other” segment.
#	Elimination of intersegment commission.
##	Investment segment includes preferred dividends, net of swap benefit, on a pretax basis.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the six months ended June 30, 2002
	Life	Health	Annuity	Investment	Other & Corporate ***	Adjustments		Consolidated
Revenue
Premium	$604,881	$517,075	$20,821					$1,142,777
Net investment income				$258,194		$(1,916	)*	256,278
Other income***					$1,909	(857	)#	1,052

Total revenue	604,881	517,075	20,821	258,194	1,909	(2,773)		1,400,107
Expenses
Policy benefits	406,345	340,490	16,134					762,969
Required interest on reserves	(137,636)	(7,538)	(18,520)	163,694				0
Amortization of acquisition costs	102,887	37,136	10,177					150,200
Commissions and premium tax	33,555	51,282	243			(857	)#	84,223
Required interest on acquisition costs	54,958	9,485	4,152	(68,595)				0
Insurance administrative expense**					61,496			61,496
Parent expenses***					5,457			5,457
Financing costs:
Debt				14,548				14,548
Preferred securities ##				3,040				3,040

Total expenses	460,109	430,855	12,186	112,687	66,953	(857)		1,081,933

Measure of segment profitability (pretax adjusted operating income)	$144,772	$86,220	$8,635	$145,507	$(65,044)	$(1,916)		$318,174

Deduct applicable income taxes								(107,287)

Adjusted net operating income								210,887
Add income taxes applicable to segment profitability								107,287
Add financing costs—preferred securities (reported on Statement of Operations after tax)##								3,040
Deduct realized investment losses								(76,956)

Pretax income per Statements of Operations								$244,258

*	Tax equivalency adjustment.
**	Administrative expense is not allocated to insurance segments, but is a component of the “Other” segment.
***	Parent expense is assigned to the “Corporate” segment, other income and insurance administrative expenses are components of the “Other” segment.
#	Elimination of intersegment commission.
##	Investment segment includes preferred dividends, net of swap benefit, on a pretax basis.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—New Accounting Standard

The Financial Accounting Standards Board issued a new accounting standard during the second quarter of 2003, Statement 150— Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 requires the reclassification in the financial statements of certain financial instruments which have both characteristics of liabilities and equity as liabilities. Included in the scope of this Standard are mandatorily redeemable securities, such as Torchmark’s Trust Preferred shares. It is effective for Torchmark’s instruments as of July 1, 2003. Restatement of prior periods for comparability is prohibited. SFAS 150 requires an initial revaluation of any mandatorily redeemable instruments to market value upon adoption, with this value becoming the new cost basis. This market adjustment will be treated as the cumulative effect of a change in an accounting principle. Subsequently, these debt instruments will be amortized from this new cost basis to the price to be paid when the securities become manditorily redeemable as an adjustment to interest expense. Torchmark’s other debt instruments are unaffected by this Standard and will continue to be carried at amortized cost. Dividends on the Trust Preferred instruments will be reclassified as interest cost, and as required by the Standard, prior periods will not reflect this reclassification for comparability. The fair value of Torchmark’s Trust Preferred Securities at June 30, 2003 was $165 million, compared with the book value of $144 million.

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

Results of Operations

Summary of Operations. Torchmark’s operations are segmented into its insurance underwriting and investment operations as described in Note E—Business Segments. The measures of profitability for each segment are defined in that note. Also included in this note are schedules indicating how the measures of profitability are calculated and how they reconcile to the major line items in Torchmark’s Consolidated Statements of Operations. These designated measures of profitability are highly useful to management in evaluating the performance of the segments and the underlying marketing groups within each insurance segment. These measures enable management to view period-to-period trends, and make informed decisions regarding future courses of action.

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

Adjusted net operating income is disclosed as required under accounting principles generally accepted in the United States of America (GAAP). It does not appear on the Consolidated Statements of Operations, but is disclosed in the note to the financial statements regarding Business Segments as required by SFAS 131 – Disclosures about Segments of an Enterprise and Related Information. Adjusted net operating income differs from net income as reported on the Statements of Operations because it excludes certain nonoperating items, nonrecurring items, and discontinued operations which are recorded on the GAAP Statements of Operations. These items can impact the comparability of current period operating results with prior period operating results if only net income is considered and financial statements are not taken as a whole.

A reconciliation of adjusted net operating income to net income as reported in the Statements of Operations is as follows with per share data on a diluted basis.

Reconciliation of Adjusted Net Operating Income to Net Income

(Dollar amounts in thousands, except for per share data)

	Six months ended
	June 30,
	2003		2002
	Amount	Per Share	Amount	Per Share
Adjusted net operating income	$220,121	$1.88	$210,887	$1.72
Realized gains (losses), net of tax, from:
Investment sales	(3,792)	(0.03)	1,669	0.02
Writedown of fixed maturities	(6,305)	(0.05)	(53,648)	(0.44)
Valuation of interest rate swap agreements	201	0.00	1,958	0.02

Net income	$210,225	$1.80	$160,866	$1.32

In comparing the first six months of 2003 with 2002, the difference between net income and adjusted net operating income is due to realized gains (losses). A realized gain (loss) is a recurring item, which Torchmark does not consider to be a component of its core operations and, accordingly, not a component of adjusted net operating income. Fixed maturities, which comprise 92% of the investment portfolio, are generally held to maturity, but are sometimes sold because of deteriorating credit quality, for tax purposes, or other reasons. These sales result in gains and losses which can be significant in relation to Torchmark’s core earnings. GAAP accounting rules also require Torchmark to revalue its interest-rate swaps to their fair value at the end of each accounting period. These fair values fluctuate with interest rates in financial markets. While period-to-period fluctuations can be substantial, the value of the swaps, and the cumulative gains and losses from marking the swaps to market value from inception, will be zero when the swap agreements expire. The GAAP rules require that these temporary changes in swap values be included as a component of realized gains (losses) on the Statements of Operations. Torchmark’s core insurance business is very long-term in nature, with the realization of actual profits emerging over many years. The inclusion of realized gains and losses in adjusted net operating income could affect the comparability of Torchmark’s period-to-period operating trends, and may not be indicative of future performance.

Net realized capital losses from investments, excluding interest rate swaps, were $10.1 million after tax for the 2003 six months, compared with net realized losses of $52.0 million in the year-ago period. The 2003 losses consist of a writedown of bonds in the amount of $6.3 million and losses on the sale of other investments of $3.8 million. During the first quarter of 2003, the book values of certain bonds were considered to be other-

than-temporarily impaired and were written down from a total of $16.3 million to $6.6 million, resulting in the after-tax loss of $6.3 million. In the prior year second quarter, Torchmark wrote down bonds with a book value of $110 million determined to be other-than-temporarily impaired to their fair value at that time of $27 million. This writedown resulted in an after-tax loss of $54 million in 2002.

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

The following table is a summary of Torchmark’s adjusted net operating income indicating the contribution of each component segment.

Summary of Adjusted Net Operating Income

(Dollar amounts in thousands)

	Six months ended June 30,		Increase
	2003	2002	Amount	%
Insurance underwriting income before other income and administrative expense:
Life	$159,403	$144,772	$14,631	10
Health	81,858	86,220	(4,362)	(5)
Annuity	5,494	8,635	(3,141)	(36)

Total	246,755	239,627	7,128	3
Other income (Other segment)	1,859	1,909	(50)	(3)

Administrative expense (Other segment)	(64,751)	(61,496)	(3,255)	5

Insurance underwriting income	183,863	180,040	3,823	2

Excess investment income (Investment segment)	157,756	145,507	12,249	8
Corporate expense (Corporate segment)	(5,381)	(5,457)	76	(1)
Tax equivalency adjustment (Investment segment)	(1,807)	(1,916)	109	(6)

Pretax adjusted operating income	334,431	318,174	16,257	5

Income tax applicable to adjusted operating income	(114,310)	(107,287)	(7,023)	7

Adjusted net operating income	$220,121	$210,887	$9,234	4

Adjusted net operating income per diluted share	$1.88	$1.72		9

A discussion of operations follows by each of Torchmark’s segments.

Life insurance. Torchmark’s life insurance premium income increased 7% to $647 million in the first six months of 2003. The following table presents Torchmark’s life insurance premium and policy charges by distribution method.

Life Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,
	2003		2002		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$174,182	27	$157,711	26	$16,471	10
Liberty National Exclusive Agency	152,765	24	151,191	25	1,574	1
American Income Exclusive Agency	151,869	23	134,485	22	17,384	13
Military	80,885	13	72,385	12	8,500	12
United American Independent Agency	26,221	4	24,714	4	1,507	6
United American Branch Office Agency	9,510	1	9,777	2	(267)	(3)
Other	51,849	8	54,618	9	(2,769)	(5)

Total life premium	$647,281	100	$604,881	100	$42,400	7

Annualized life premium in force was $1.4 billion, 7% higher than the $1.3 billion in force a year earlier. Life insurance sales, in terms of annualized premium issued, were $183 million in the first six months of 2003, increasing 11% over 2002 six-month sales of $165 million. The following table presents Torchmark’s life insurance sales and in force data by distribution method.

Life Insurance

Annualized Premium Sales and In Force by Distribution Method

(Dollar amounts in thousands)

	Sales				In Force
	Six months ended June 30,		Increase		At June 30,		Increase
	2003	2002	Amount	%	2003	2002	Amount	%
Direct Response	$76,642	$60,662	$15,980	26	$382,946	$344,367	$38,579	11
Liberty National Exclusive Agency	27,277	28,429	(1,152)	(4)	321,139	318,761	2,378	1
American Income Exclusive Agency	49,843	44,195	5,648	13	323,243	284,780	38,463	14
Military	13,154	11,739	1,415	12	168,817	150,241	18,576	12
UA Independent Agency	11,628	12,852	(1,224)	(10)	58,777	56,507	2,270	4
UA Branch Office Agency	1,519	3,413	(1,894)	(55)	20,446	21,776	(1,330)	(6)
Other Distribution	3,230	3,933	(703)	(18)	123,658	130,157	(6,499)	(5)

Total	$183,293	$165,223	$18,070	11	$1,399,026	$1,306,589	$92,437	7

Torchmark’s Direct Response operation is conducted primarily through direct mail, but also through co-op mailings, television, and direct mail solicitations endorsed by groups, unions and associations. Direct Response’s life premium of $174 million in 2003 represented 27% of Torchmark’s total life premium, the largest percentage contribution of any Torchmark distribution system. Direct Response life premium increased 10% over the prior-year period. Direct Response life insurance sales rose 26% from $61 million to $77 million in the 2003 six months, the highest growth of any Torchmark distribution system both in terms of percentage and dollar amount. Annualized premium in force rose 11% over the past twelve months to $383 million at June 30, 2003.

The American Income Agency markets to members of labor unions, credit unions, and other associations. This agency produced premium income of $152 million in the 2003 six-month period, an increase of 13% over the same 2002 period. American Income life premium represented 23% of Torchmark’s total life premium. Life sales for this agency rose 13% in the 2003 six-months to $50 million. Growth in sales of the American Income Agency was largely attributable to the growth in the number of agents, which rose 15% over the prior year to 2,253 at June 30, 2003. Annualized life premium in force was $323 million at June 30, 2003, up 14% compared with a year ago. American Income’s growth in premium income was the strongest of any Torchmark life agency, in terms of both percentage and dollar amount.

The Liberty National Agency markets to middle-income customers in the Southeastern United States. It represented 24% of Torchmark’s life premium in the 2003 six-month period, the second largest percentage of any distribution system. Life premium was $153 million, increasing 1% over 2002 six-month premium. Annualized life premium in force was $321 million at June 30, 2003, increasing 1% over the prior year. Life insurance sales declined 4% to $27 million of annualized life premium issued in the 2003 period from $28 million in the year-ago period. The decline in sales resulted primarily from the discontinued practice of agents accepting the initial premium in the form of cash, a type of business prone to higher lapse rates. Management believes that the lower sales from this change in procedure will be temporary, and that over time the new procedure could produce higher margins. Liberty’s total agent count rose 5% over the prior year to 2,198, however, the count of renewal agents, those agents that have been with Liberty for more than one year, declined 1% to 917. Liberty has recently restructured its bonus system to not only reward production, but also to encourage agent recruiting and retention.

Torchmark’s Military Agency is an independent agency comprised of former military officers who sell exclusively to military officers and their families. Life premium in the Military Agency rose 12% in the 2003 six months to $81 million. Sales in the Military Agency were $13 million in the first six months of 2003, rising 12%. This agency also had 12% growth in annualized life premium in force, which totalled $169 million at June 30, 2003.

Torchmark’s Other Distribution systems offering life insurance include United Investors and various minor distribution channels. The Other Distribution group contributed $52 million of life premium to Torchmark, a decline of 5%. Other Distribution life premium represented 8% of Torchmark’s total life premium in the 2003 period. Other Distribution sales declined 18% to $3.2 million. Annualized premium in force was down 5% to $124 million. These declines were largely affected by surrender activity experienced by United Investors.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Six months ended June 30,
	2003		2002		Increase
	Amount	% to Total	Amount	% to Total	Amount	%
Premium and policy charges	$647,281	100	$604,881	100	$42,400	7
Net policy obligations	282,819	44	268,709	44	14,110	5
Commissions and acquisition expense	205,059	31	191,400	32	13,659	7

Insurance underwriting income before other income and administrative expense	$159,403	25	$144,772	24	$14,631	10

Life insurance underwriting income before insurance administrative expenses was $159 million in the first six months of 2003, increasing 10% over the same period of 2002. As a percentage of life premium, underwriting income rose from 24% to 25% in the 2003 six-month period. The Direct Response Group has impacted life insurance margins by emphasizing sales of its juvenile policy, a higher margin product. American Income, which has the highest underwriting profit margin as a percentage of premium, accounted for a higher percentage of total life premium than in the first half of 2002, contributing to the improved margins.

Health insurance.    Health insurance premium income was flat at approximately $519 million when comparing the first six months of 2003 with the same period of 2002. The table below is an analysis of Torchmark’s health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,
	2003		2002		Increase
	Amount	% to Total	Amount	% to Total	Amount	%
United American Independent Agency	$238,945	46	$238,353	46	$592	0
United American Branch Office Agency	159,071	31	162,593	32	(3,522)	(2)
Liberty National Exclusive Agency	80,786	16	79,335	15	1,451	2
American Income Exclusive Agency	27,151	5	25,572	5	1,579	6
Direct Response	13,029	2	11,222	2	1,807	16

Total health premium	$518,982	100	$517,075	100	$1,907	0

The table below is a presentation of health insurance sales and in force data by distribution method.

Health Insurance

Annualized Premium Sales and In Force by Distribution Method

(Dollar amounts in thousands)

	Sales				In Force
	Six months ended June 30,		Increase		At June 30,		Increase
	2003	2002	Amount	%	2003	2002	Amount	%
UA Independent Agency	$49,699	$46,161	$3,538	8	$477,992	$475,143	$2,849	1
UA Branch Office Agency	37,934	38,829	(895)	(2)	319,739	326,732	(6,993)	(2)
Liberty Exclusive Agency	5,449	6,171	(722)	(12)	164,025	163,549	476	0
AI Exclusive Agency	6,154	5,590	564	10	52,431	49,694	2,737	6
Direct Response	8,094	5,934	2,160	36	29,717	24,971	4,746	19

Total	$107,330	$102,685	$4,645	5	$1,043,904	$1,040,089	$3,815	0

Annualized health insurance premium in force was $1.04 billion at June 30, 2003, a slight increase over a year ago. Sales of health insurance, as measured by annualized premium issued, grew 5% to $107 million during the six months of 2003 as compared with the year-ago period, reversing the decline experienced in the first quarter of 2003.

The following table presents health insurance sales and premium in force data by product type.

Health Insurance

Annualized Premium Sales and In Force by Product Type

(Dollar amounts in thousands)

	Sales				In Force
	Six months ended June 30,		Increase		At June 30,		Increase
	2003	2002	Amount	%	2003	2002	Amount	%
Medicare Supplement	$41,595	$58,584	$(16,989)	(29)	$706,105	$744,238	$(38,133)	(5)
Cancer	6,113	5,428	685	13	171,245	169,636	1,609	1
Other health-related policies	59,622	38,673	20,949	54	166,554	126,215	40,339	32

	$107,330	$102,685	$4,645	5	$1,043,904	$1,040,089	$3,815	0

Torchmark’s health product offerings are limited to supplemental and limited-benefit plans. Historically, Torchmark’s predominant health insurance product has been Medicare Supplemental insurance, which comprises 68% ($706 million) of the Company’s total $1 billion health annualized premium in force at June 30, 2003. A year ago, Medicare Supplement annualized premium in force was $744 million, or 72% of all health insurance in force.

The United American Branch Office and Independent agencies are the predominant distributors of Torchmark’s health products, including Medicare Supplements, accounting for $798 million of annualized health premium in force at June 30, 2003. Beginning in the third quarter of 2002, Medicare Supplement sales have no longer been the predominant health product being sold by these two agencies as Medicare Supplement sales have been under pressure for the last several years from increased price competition. The UA Independent agency, followed by the UA Branch Office, have expanded their product focus to include limited-benefit hospital/surgical policies. Increased consumer demand for these type policies is the result of the growing unavailability of individual major medical plans and decreased coverage offered by employers. For the six months ended June 30, 2003, the total health sales of these two agencies were $88 million of annualized premium, of which 62% were health plans other than Medicare Supplements.

Medicare Supplements will continue to be a major health product offering of Torchmark. Price pressure is expected to ease as competitors implement needed rate increases and Torchmark implements several new marketing strategies in the coming year.

Cancer sales, produced primarily by the Liberty National Agency, were $6.1 million in the first six months of 2003, increasing 13% over the prior-year period. Cancer annualized premium in force was $171 million, compared with $170 million a year earlier. Cancer insurance represented 16% of Torchmark’s annualized health premium in force at June 30, 2003.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Six months ended June 30,
	2003		2002		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Premium and policy charges	$518,982	100	$517,075	100	$1,907	0
Net policy obligations	338,826	65	332,952	64	5,874	2
Commissons and acquisition expense	98,298	19	97,903	19	395	0

Insurance underwriting income before other income and administrative expenses	$81,858	16	$86,220	17	$(4,362)	(5)

Underwriting margins for health insurance declined 5% to $82 million in the first six months of 2003 from the year-ago period. As a percentage of health premium, underwriting margins declined from 17% in 2002 period to 16% in the 2003 period. The majority of the health margin decline results from the continuing margin pressure from increasing medical cost inflation on a closed block of Liberty National cancer policies. The closed block is about $76 million of annualized premium in force, or about one half of Liberty’s in force cancer business, and arose from a class-action settlement in the mid-nineties. Despite semi-annual rate increases over the past several years, the high loss ratio (claims/premiums) continues to impair underwriting margins. The Company is evaluating various non-rate increase alternatives to improve the underwriting margins on the block.

Annuities.    The following table presents collection and deposit balance information about Torchmark’s annuities.

Annuities

Collections and Deposit Balances

(Dollar amounts in thousands)

	Collections				Deposit Balances
	Six Months Ended June 30,		Increase (Decrease)		At June 30,		Increase (Decrease)
	2003	2002	Amount	%	2003	2002	Amount	%
Fixed	$78,694	$9,196	$69,498	756	$707,126	$601,739	$105,387	18
Variable	6,265	15,236	(8,971)	(59)	1,501,771	1,859,321	(357,550)	(19)

Total	$84,959	$24,432	$60,527	248	$2,208,897	$2,461,060	$(252,163)	(10)

Torchmark markets both fixed and variable annuities. Fixed annuity collections were $79 million in the first six months of 2003, compared to the $9 million collected in the prior-year period. Fixed annuities on deposit with Torchmark at June 30, 2003 rose to $707 million, increasing 18% over $602 million a year ago. The fixed annuity balance increased $79 million, or 13%, from $628 million at year-end 2002. This increase is due primarily to production by a general agency hired by United American in the fourth quarter of 2002, and by United Investors’ insureds transferring funds from variable annuity accounts to fixed annuities. Collections of variable annuities were $6 million in the first six months of 2003, declining from variable collections of $15 million in the same period of 2002. The variable annuity balance was $1.5 billion at June 30, 2003, $1.4 billion at March 31, 2003, $1.5 billion at December 31, 2002, and $1.9 billion one year ago. The variable annuity balance rose for the first time over the prior quarter since the fourth quarter of 2001, due primarily to improved equity markets. The 19% decline in the variable annuity balance during the prior twelve months was primarily the result of surrenders, in part because of replacement of Torchmark’s variable annuity products by the Waddell & Reed sales force with those of a competitor. Prior to the second quarter of 2001, Waddell & Reed was the primary distributor of the variable annuities of United Investors. Torchmark is now marketing the variable annuities of United Investors through other broker-dealers. The decline in equity markets during the prior twelve months has also been a contributing factor in the decline in account balance.

On March 19, 2002, an Alabama jury awarded to Torchmark’s subsidiary, United Investors, $50 million compensatory damages against Waddell & Reed. The dispute arose regarding certain compensation on United Investors’ in-force block of variable annuities and alleged a scheme by Waddell & Reed to improperly replace United Investors’ variable annuities with those of another company. On June 25, 2002, an order was issued by the Jefferson County Alabama Circuit Court entering the jury verdict. Interest on the $50 million award was scheduled to accrue at an annual rate of 12% from June 25, 2002 until the date paid. Waddell & Reed appealed the Circuit Court’s decision to the Alabama Supreme Court. In October 2002, the Alabama Supreme Court affirmed the dismissal of counterclaims against Torchmark and an individual defendant but Waddell & Reed’s appeal of the jury verdict and trial court judgment remained pending. On April 18, 2003, the Alabama Supreme Court reversed in part and remanded in part the $50 million jury verdict. The Supreme Court found that conversion, breach of contract and one claim of fraud and suppression were properly submitted to the jury but that two claims, tortious interference with contractual relations and fraud in connection with a promise by Waddell & Reed not to replace United Investors’ existing variable contracts, should not have been submitted to the jury. Under Alabama law, the Supreme Court’s finding that two claims should not have been sent to the jury requires a remand to the trial court on the remaining claims.

United Investors filed a petition for rehearing with the Alabama Supreme Court and the Supreme Court issued an opinion on July 3, 2003 withdrawing its prior April 18, 2003 opinion. The Supreme Court revised its original ruling by affirming the trial court jury’s verdict in favor of United Investors and against Waddell & Reed on Waddell & Reed’s claims for unjust enrichment, breach of contract and fraud and by affirming a separate ruling by the trial judge that there was no contract between United Investors and Waddell & Reed as alleged by Waddell & Reed. The Supreme Court left intact its earlier decisions to reverse and render the trial court jury’s verdict in favor of United Investors on its claims of tortious interference and fraud related to Waddell & Reed’s actions to replace United Investors’ existing annuity policies with those of another carrier and to reverse and remand United Investors’ other claims for conversion, breach of contract, fraud and concealment back to the trial court for a new trial. United Investors will pursue its claims for actual damages relating to conversion of funds by Waddell & Reed and for punitive damages. Waddell & Reed has filed petition for rehearing with the Supreme Court regarding its July 2003 opinion which United Investors has opposed. Accordingly, United Investors continues not to record the award or the related accrued interest as income since it has not been received and all appeals have not been completed.

While Torchmark continues to sell annuity products, it does not expect to emphasize this product line in the future.

The following table presents underwriting margin results for Torchmark’s annuities.

Annuities

Summary of Results

(Dollar amounts in thousands)

	Six months Ended June 30,		Increase
	2003	2002	Amount	%
Policy charges	$15,676	$20,821	$(5,145)	(25)
Net policy obligations	(382)	(2,386)	2,004	(84)
Commissions and acquisition expense	10,564	14,572	(4,008)	(28)

Insurance underwriting income before other income and administrative expenses	$5,494	$8,635	$(3,141)	(36)

Policy charges are assessed against the annuity account balance periodically for insurance risk, sales, administration, and cash surrender. Policy charges for annuities declined 25% in the first half of 2003 to $16 million, primarily as a result of the decline in the variable annuity account balance compared with the prior year. Annuity underwriting income decreased 36% in the 2003 period to $5 million from $9 million in the 2002 period, primarily because of the decline in policy charges. Net policy obligations included $2.9 million in guaranteed minimum death benefits in the 2003 period, an increase of $1.7 million over the prior period.

Administrative expense.    Torchmark administrative expense consists of its insurance administrative expense and its parent company expense. Insurance administrative expense rose 5.3% to $64.8 million in the 2003 six months, compared with $61.5 million in the prior period. As a percentage of premium, insurance administrative expense increased from 5.4% in the 2002 six months to 5.5% in the 2003 period. Total administrative expense, including parent expense, rose 4.7% to $70.1 million in the 2003 period. As a percentage of total revenue, total administrative expense was flat in both periods at 4.8%. Pension costs added approximately $1.4 million in the 2003 period.

Investment.    The following table summarizes Torchmark’s investment income and excess investment income.

Excess Investment Income

(Dollar amounts in thousands)

	Six months ended June 30,		Increase
	2003	2002	Amount	%
Net investment income	$272,207	$256,278	$15,929	6
Tax-equivalency adjustment*	1,807	1,916	(109)	(6)

Tax equivalent investment income	274,014	258,194	15,820	6
Required interest on net insurance policy liabilities	(101,151)	(95,099)	(6,052)	6
Financing costs:
Debt	(22,202)	(23,240)	1,038	(4)
Trust Preferred securities	(5,824)	(5,825)	1	0
Interest rate swaps	12,919	11,477	1,442	13

Total financing costs	(15,107)	(17,588)	2,481	(14)

Excess investment income	$157,756	$145,507	$12,249	8

Excess investment income per share	$1.35	$1.19	$0.16	13

*Adjusts the yield on tax-exempt securities so that all fixed-maturity investments are on a comparable yield basis, regardless of tax treatment.

Excess investment income is tax-equivalent net investment income reduced by the interest credited to net insurance policy liabilities and Torchmark’s financing costs. Financing costs include interest on debt, the pretax dividends on Torchmark’s preferred securities, and the difference between the fixed-rate and floating-rate payments on Torchmark’s swap instruments. Excess investment income for the 2003 six months rose 8% to $158 million from $146 million for the same period of 2002. Because significant cash flow has been used to purchase Torchmark stock, management believes excess investment income should be considered on a per-share basis. Excess investment income per share rose 13% in the 2003 period to $1.35 from $1.19.

The largest component of excess investment income is tax-equivalent net investment income, which increased 6% to $274 million in the first six months of 2003, compared with $258 million during the same 2002 period. The increase was primarily the result of the 6% growth in the investment portfolio (based on average invested assets). Average invested assets, which include fixed maturities at amortized cost, were $7.7 billion in the 2003 six-month period, compared with $7.2 billion in the 2002 period. The $461 million increase in average invested assets over the prior-year period was achieved even though Torchmark used $199 million to repurchase Torchmark shares under its share repurchase program during the prior twelve months.

Financing costs declined 14% to $15.1 million in the 2003 period. This decline in financing costs resulted from lower interest rates compared with the prior period and the favorable effect they have had on Torchmark’s swap instruments and commercial paper borrowings.

Approximately 92% of Torchmark’s investments at fair market value are in a diversified fixed-maturity portfolio. The balance of investments is in mortgages (1.5%), short-terms (1.5%), policy loans, which are secured by policy cash values (3%), and other investments (2%). At June 30, 2003, fixed maturities had a fair value of $7.8 billion, compared with $7.2 billion at December 31, 2002 and $6.7 billion at June 30, 2002. An analysis of Torchmark’s fixed-maturity portfolio by component at June 30, 2003 is as follows.

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value	% of Total Fixed Maturities
Fixed maturities available for sale:
Bonds:
U. S. Government direct obligations & agencies	$73	$5	$(1)	$77	1.0
GNMA pools	83	8		91	1.2
Other mortgage-backed securities	96	9		105	1.3
States, municipalities and political subdivisions	141	10	(1)	150	1.9
Foreign governments	19	2		21.3
Corporates	5,347	616	(44)	5,919	76.0
Asset-backed securities	52	4	(1)	55.7
Redeemable preferred stocks	1,247	134	(7)	1,374	17.6

Total fixed maturities	$7,058	$788	$(54)	$7,792	100.0

An analysis of the fixed-maturity portfolio by quality rating at June 30, 2003 is as follows.

Fixed Maturities by Rating*

(Dollar amounts in millions)

	Amortized Cost	%	Fair Market Value	%
AAA	$352	5.0	$381	4.9
AA	253	3.6	291	3.7
A	3,000	42.5	3,405	43.7
BBB	2,737	38.8	3,004	38.6
BB	423	6.0	423	5.4
B	236	3.3	233	3.0
Below B	57	0.8	55	0.7
Not Rated	0	0.0	0	0.0

	$7,058	100.0	$7,792	100.0

* Rating based on Bloomberg composite

The portfolio has an average quality rating of “BBB+.” Approximately 90% of the portfolio at amortized cost was considered investment grade.

The majority of Torchmark’s fixed-maturity holdings are in corporate securities. Torchmark’s investments in corporate fixed maturities are highly diversified in a wide range of industry sectors. At fair value, the following table presents the highest ten percentage holdings of Torchmark’s corporate fixed maturities by industry sector at June 30, 2003.

Industry	%
Depository institutions	17.8
Electric, gas, sanitation services	16.4
Insurance carriers	13.5
Nondepository credit institutions (finance)	6.0
Communications	4.9
Chemicals & allied products	3.8
Food & kindred products	3.3
Transportation equipment	2.8
Petroleum refining & related industries	2.6
Industrial, commercial machinery, computer equipment	2.2
All other sectors *	26.7

100.0

* No other individual industry sector represented more than 2% of Torchmark’s corporate fixed maturities.

During the first six months of 2003, Torchmark continued to make investments in investment-grade fixed-maturity corporate bonds and trust preferred securities (classified as redeemable preferred stocks) with a diversity of issuers and industry sectors. The chart below summarizes selected information for fixed maturity purchases. Both yield and average life calculations on new purchases of noncallable bonds are based on the maturity date, or, for callable bonds, the call or maturity date whichever produces the lowest yield (“yield to worst”).

Fixed Maturity Acquisitions Selected Information

	For the six months ended June 30,
	2003	2002
Cost of acquisitions:
Investment-grade corporate securities	$503.3	$528.7
Other investment-grade securities	28.2	52.6
Below investment-grade securities	1.7	33.2
Short-term governments	5.2	0.0

Total fixed-maturity acquisitions	$538.4	$614.5

Average yield*	6.66%	7.47%
Effective annual yield*	6.78%	7.62%

Average life (in years, to worst call)	19.81	11.40

*tax equivalent basis

While Torchmark has been able to maintain a yield in excess of 7.25% on new investments over the last several years, the recent decline in rates in financial markets has caused such yields to become unavailable for investment-grade corporate purchases. As a result, new money was invested at an average effective yield of 6.0% in the second quarter of 2003. While the lower yields available to Torchmark are expected to reduce investment income in the near term, the impact of the lower rates on excess investment income and total net income is expected to be immaterial in the near term. This is because Torchmark has been able to reduce the crediting rates on the majority of its interest-sensitive and annuity products, offsetting a large portion of the reduction in income. Additionally, the lower interest rate environment reduces the cost of Torchmark’s commercial paper borrowings and enhances the benefits from its interest rate swaps, further reducing financing costs and minimizing the impact of lower investment rates on income.

At June 30, 2003, Torchmark had accumulated $126 million in short-term investments, compared with $73 million at year-end 2002. The majority of these funds will be invested in fixed-maturity securities in the future, consistent with Torchmark’s investment policies.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At June 30, 2003	At December 31, 2002	At June 30, 2002
Amortized cost (millions)	$7,058	$6,889	$6,679
Gross unrealized gains (millions)	788	482	262
Gross unrealized losses (millions)	(54)	(177)	(199)

Fair market value (millions)	$7,792	$7,194	$6,742

Average yield (tax-equivalent book basis)	7.37%	7.43%	7.45%
Average life (in years, to worst call)	10.0	9.6	9.3
Average life (in years, to maturity)	13.8	13.6	13.2
Effective duration (to worst call)*	6.2	5.9	5.8
Effective duration (to maturity)*	7.6	7.3	7.0

*A measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Torchmark calculates the average life and duration of the fixed maturity portfolio two ways: (1) based on the same date used to calculate the yield, which is the “worst call” date for callable bonds and the maturity date for all other bonds, and (2) based on the maturity date of all bonds, whether callable or not.

Torchmark’s $7.8 billion fixed-maturity portfolio at fair market value had a net unrealized gain of $734 million at June 30, 2003. At the end of the second quarter last year, the $6.7 billion portfolio had a net unrealized gain of $63 million. At year-end 2002, the $7.2 billion portfolio had a net unrealized gain of $306 million. The improvement in market valuation of the portfolio at June 30, 2003 resulted primarily from the continued reduction during the period in interest rates and in yields on competing assets.

The following tables disclose certain information about unrealized losses in Torchmark’s fixed-maturity portfolio at June 30, 2003.

Analyses of Gross Unrealized Investment Losses on Fixed Maturities

At June 30, 2003

(Amounts in millions)

	Fair value greater than 80% of book	Fair value less than 80% of book for less than 6 months	Fair value less than 80% of book from 6 months to 1 year	Fair value less than 80% of book for more than 1 year	Total
Investment grade securities:
Corporates	$13.6				$13.6
U.S. government and agency	.7				.7
Asset-backed securities	.6				.6
Non-investment grade securities:
States, municipals, & political subdivisions				$1.3	1.3
Corporates	25.9		$5.8	6.1	37.8

	$40.8	$0.0	$5.8	$7.4	$54.0

Maturity distribution:
Due in one year or less	$.4				$.4
Due in more than 1 year through 5 years	13.2			$1.2	14.4
Due in more than 5 years through 10 years	5.7		$0.1	1.5	7.3
Due in more than 10 years through 20 years	9.7				9.7
Due in more than 20 years	11.8		5.7	4.7	22.2

	$40.8	$0.0	$5.8	$7.4	$54.0

Major sectors:
Electric, gas, water, sanitation services	$9.4			$5.1	$14.5
Insurance carriers	2.8		$5.7		8.5
Communications	4.3				4.3
Auto repair, services, parking	3.8				3.8
Rubber & miscellaneous plastics products	3.5		.1		3.6
Transportation equipment	3.1				3.1
General merchandise stores	2.9				2.9
Industrial, comm machinery, computer equip	2.9				2.9
Petroleum refining & related industries	1.8				1.8
Food stores	1.4				1.4
Municipal bonds				1.3	1.3
Metal mining	.7			.6	1.3
Fab metal, excl machinery & transport equip	.7			.4	1.1
Other	3.5				3.5

	$40.8	$0.0	$5.8	$7.4	$54.0

Financial Condition

Liquidity.    Torchmark’s liquidity is represented by its positive cash flow, a portfolio of marketable investments, and the availability of a line of credit facility. Torchmark’s insurance operations have historically generated cash flows well in excess of immediate requirements. Torchmark’s net cash inflows from operations were $387 million in the first six months of 2003, compared with $360 million in the same period of 2002. In addition to cash flows from operations, Torchmark received $310 million in investment maturities or repayments during the first half of 2003.

Torchmark’s cash and short-term investments were $134 million at June 30, 2003, compared with $80 million at December 31, 2002 and $28 million at the end of June, 2002. In addition to these liquid assets, Torchmark’s entire portfolio of fixed-income and equity securities, in the approximate amount of $7.8 billion at fair value on June 30, 2003, is available for sale should any need arise. Substantially all of Torchmark’s fixed-income and equity securities are publicly traded.

Torchmark has in place a line of credit facility with a group of lenders that allows unsecured borrowings and stand-by letters of credit up to $625 million. The facility consists of two parts: a $325 million 364-day tranche maturing November 27, 2003 and a $300 million five-year tranche maturing November 30, 2006. The company has the ability to request up to $200 million in letters of credit to be issued against the $300 million five-year tranche. Under either tranche, interest is charged at variable rates. The line of credit is further designated as a back-up credit line for a commercial paper program not to exceed $600 million, whereby Torchmark may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million. Commercial paper borrowings and letters of credit on a combined basis may not exceed $625 million. At June 30, 2003, Torchmark had $134 million face amount of commercial paper outstanding ($133 million book value), $170 million letters of credit issued, and there were no borrowings under the line of credit. A facility fee is charged on the entire $625 million facility. The facility has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreements, Torchmark is subject to certain covenants regarding capitalization and interest coverage. At June 30, 2003, Torchmark was in full compliance with these covenants.

Capital resources.     Torchmark’s capital structure consists of short-term debt (the commercial paper facility described above), long-term funded debt, trust preferred securities, and shareholders’ equity. Torchmark’s outstanding long-term debt at book value was $554 million at June 30, 2003, compared with $552 million at December 31, 2002 and $541 million at June 30, 2002. An analysis of funded debt issues outstanding is as follows at June 30, 2003.

Long Term Debt at June 30, 2003

(Dollar amounts in thousands)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Senior debentures	2009	8 1/4%	$99,450	$99,450	$123,417
Notes	2023	7 7/8	168,912	165,834	214,248
Notes	2013	7 3/8	94,050	93,019	114,741
Senior Notes	2006	6 1/4	180,000	195,951	199,998

Total funded debt			$542,412	$554,254	$652,404

The carrying value of Torchmark’s 6.25% Senior Note is adjusted each period to reflect the change in fair value of a swap instrument which hedges the value of the note. This instrument increased the value of long-term debt by $17.6 million, $15.1 million, and $4.6 million at June 30, 2003, December 31, 2002, and June 30, 2002, respectively.

The trust preferred securities were carried at approximately $144 million at the end of each period. Shareholders’ equity was $3.18 billion at June 30, 2003, $2.85 billion at December 31, 2002 and $2.56 billion at June 30, 2002.

Due to its large available-for-sale fixed-maturity portfolio, Torchmark is required by an accounting rule (SFAS 115) to revalue the portfolio to fair market value at the end of each accounting period. These changes, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity. Without this SFAS 115 adjustment, fixed maturities would be reported at book value. The fair values of fixed maturities fluctuate with changes in interest rates in financial markets. Because the size of Torchmark’s fixed-maturity portfolio is large relative to its shareholders’ equity, and because small changes in interest rates can cause substantial swings in market value, Torchmark’s shareholders’ equity as reported in accordance with GAAP can be very volatile, and this volatility can have a significant impact on the period-to-period presentation of Torchmark’s capital structure. For this reason, Torchmark’s management, credit rating agencies, lenders, many industry analysts, and certain other financial statement users prefer to remove the effect of SFAS 115 when analyzing Torchmark’s balance sheet, capital structure, and financial ratios.

The following tables present selected data related to Torchmark’s capital resources. Additionally, the tables present the effect of SFAS 115 on relevant line items, so that investors and other financial statement users may determine its impact on Torchmark’s capital structure.

Selected Financial Data

	At June 30, 2003		At December 31, 2002		At June 30, 2002
	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*
Fixed maturities (millions)	$7,792	$734	$7,194	$306	$6,742	$63
Deferred acquisition costs (millions) **	2,333	(44)	2,286	(18)	2,235	(3)
Total assets (millions)	13,097	690	12,361	288	12,091	60
Short-term debt (millions)	133	0	201	0	183	0
Long-term debt (millions)	554	0	552	0	541	0
Trust preferred securities (millions)	144	0	144	0	144	0
Shareholders’ equity (millions)	3,183	448	2,851	187	2,564	39

Book value per diluted share	27.69	3.90	24.04	1.58	21.30	0.32

Diluted shares outstanding (thousands)	114,948		118,598		120,386
Actual shares outstanding (thousands)	114,600		118,267		119,948

* Amount added to (deducted from) comprehensive income to produce the stated GAAP item

** Includes the value of insurance purchased

Torchmark acquired 3.8 million of its outstanding common shares on the open market at a cost of $137 million during the first six months of 2003 under its share repurchase program. On July 24, 2003, Torchmark’s Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and timing that Company management, in consultation with the Board, determined to be in the best interest of the Company. Torchmark has repurchased its common stock every year since 1986, except for 1995, the year following the acquisition of American Income. Since 1998, the Company has repurchased 32.7 million shares at a total cost of $1.1 billion, and has acquired no fewer than 3.4 million shares in any one year. Torchmark intends to continue the repurchase of its common shares when financial markets are favorable.

The year-over-year growth in adjusted book value per diluted share was 13%, and was achieved during a twelve-month period in which $199 million in share buybacks were made under Torchmark’s share repurchase program and a writedown in the amount of $11 million after-tax was taken on investment securities.

Pension assets:    The following chart presents assets at fair value for Torchmark’s defined-benefit pension plans at June 30, 2003 and the prior year end.

	June 30, 2003		December 31, 2002
	Amount	%	Amount	%
Corporate debt	$43,834	30.5	$41,278	31.1
Other fixed maturities	24,410	17.0	23,563	17.8
Equity securities	49,149	34.2	33,959	25.6
Securities of Torchmark	12,889	8.9	12,682	9.6
Short-term investments	8,822	6.1	16,886	12.7
Annuity contract issued by Torchmark	3,330	2.3	3,278	2.5
Other	1,385	1.0	949	0.7

Total	$143,819	100.0	$132,595	100.0

The increase in pension assets during 2003 resulted primarily from improved financial markets during the period. The liability for qualified defined-benefit pension plans was $141 million at December 31, 2002.

Related Party Information. In 1999, Torchmark sold certain of its investment real estate properties to an investor group of which Elgin Development Company was a 30% investor. R. K. Richey, a director and Chairman of the Executive Committee of the Board of Directors of Torchmark, was an investor in Elgin Development at the time of the transaction and currently is a 25% investor in the parent company of Elgin Development. As a part of the consideration received for the real estate transaction, Elgin Development issued to Torchmark a $12.4 million ten-year collateralized 8% note. At March 31, 2003, the outstanding balance on the collateralized note was $9.7 million. Elgin Development did not make the scheduled payment of principal and interest on the collateralized note that was due March 31, 2003, resulting in a default on the note. In June 2003, as a result of Elgin Development’s inability to cure the default within the notes’ defined grace period, Torchmark recovered from Elgin Development the real estate that was collateral for the note. This real estate had an estimated fair value of $5.7 million at June 30, 2003, resulting in a loss from the transaction of $4.0 million, pretax, and $2.6 million, after tax.

New Accounting Standards. The Financial Accounting Standards Board issued two new accounting Standards during the second quarter of 2003:

1)	Statement 149—Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149)

2)	Statement 150—Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150)

SFAS 149 amends and clarifies previously issued rules regarding derivative financial instruments. With minor exceptions, it is effective for contracts entered into or modified after June 30, 2003 with prospective application required. The adoption of this Standard is not expected to significantly affect Torchmark.

SFAS 150 requires the reclassification in the financial statements of certain financial instruments which have both characteristics of liabilities and equity as liabilities. Included in the scope of this Standard are mandatorily redeemable securities, such as Torchmark’s Trust Preferred shares. It is effective for Torchmark’s instruments as of July 1, 2003. Restatement of prior periods for comparability is prohibited. SFAS 150 requires an initial revaluation of any mandatorily redeemable instruments to market value upon adoption, with this value becoming the new cost basis. This market adjustment will be treated as the cumulative effect of a change in an accounting principle. Subsequently, these debt instruments will be amortized from this new cost basis to the price to be paid when the securities become manditorily redeemable as an adjustment to interest expense. Torchmark’s other debt instruments are unaffected by this Standard and will continue to be carried at amortized cost. Dividends on the Trust Preferred instruments will be reclassified as interest cost, and as required by the Standard, prior periods will not reflect this reclassification for comparability. The fair value of Torchmark’s Trust Preferred Securities at June 30, 2003 was $165 million, compared with the book value of $144 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended June 30, 2003.

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

As of the end of the fiscal quarter completed June 30, 2003, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended June 30, 2003, there have not been any significant changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control subsequent to the date of their evaluation. No significant deficiencies or material weaknesses in such internal control over financial reporting were identified in the evaluation and as a consequence, no corrective action was required to be taken.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark’s subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a defendant. In 1999, Alabama enacted legislation limiting punitive damages in non-physical injury cases to the greater of $500,000 or three times compensatory damages. Since this legislation has not undergone scrutiny by appellate courts regarding its constitutionality and a jury’s discretion regarding the amount of compensatory damages (including mental anguish) awarded in any given case is not precisely defined, the effect of this legislation on Torchmark’s litigation remains unclear. Additionally, it should be noted that Torchmark subsidiaries actively market insurance in the State of Mississippi, a jurisdiction which is recognized nationally for large punitive damage verdicts. Bespeaking caution is the fact that the likelihood or extent of a punitive damage award in any given case is currently impossible to predict. As of June 30, 2003, Liberty was a party to approximately 94 active lawsuits (including 7 employment related cases and excluding interpleaders and stayed cases), 67 of which were Alabama proceedings and 12 of which were Mississippi proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

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

As previously reported, Liberty was served on October 28, 1999 with a subpoena from the Florida Department of Insurance in connection with that Department’s investigation into Liberty’s sales practices and disclosures in the State of Florida regarding industrial life insurance and low coverage life insurance policies. Liberty has also received similar subpoenas from the Alabama, Georgia, Kentucky, Texas, South Carolina and Minnesota Insurance Departments regarding its industrial life insurance and other low face-amount life insurance policies sold in those states. Specific inquiry is made into the historical use of race-distinct mortality in the design or pricing of industrial insurance, a practice believed to be actuarially sound, but nevertheless discontinued by Liberty many years ago. In 1988, Liberty endeavored to convert to paid-up status those policies utilizing race-distinct mortality that remained in premium-paying status at that time. Liberty responded to these subpoenas in a timely fashion. In July 2000, the Florida and Georgia Insurance Departments issued cease and desist orders to all companies reporting premium income from industrial life insurance, including Liberty, stating that, to the extent that any company is currently collecting any race-distinct insurance premiums from Florida and Georgia residents, respectively, it immediately cease and desist from collecting any premium differential based on the race of the policyholders. Upon receiving the Georgia order, Liberty informed the Georgia Insurance Department that Liberty did not interpret the Georgia Department’s directive as a cease and desist order since it did not afford Liberty the opportunity for a mandatory or voluntarily requested hearing thereunder. On August 22, 2000, the Florida District Court of Appeals issued an order staying the Florida Insurance Department’s immediate final cease and desist order, pending appeals to the Florida Supreme Court. The Florida Supreme Court subsequently reversed and rendered the District Court of Appeals’ order, and thus declared the cease and desist order null and void. Liberty, as an Alabama domestic company, was examined by representatives of the Alabama Department of Insurance with regard to issues parallel to those raised by the State of Florida. By order dated January 28, 2002, the Alabama Department finalized a report of its examination of Liberty. The report has now been turned over to the Alabama Department’s Legal Division for further consideration.

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

On July 3, 2000, the District Court issued an order in the Moore case granting in part and denying in part the plaintiffs’ motions. The District Court ordered the Moore plaintiffs to file an amended complaint setting forth their claims under 28 U.S.C. §§ 1981 and 1982 and, if such claims are timely, any state law claims for breach of contract related to the discontinuance of debit collections, and dismissed with prejudice all remaining state law claims of the plaintiffs as time-barred by the common law rule of repose. On July 14, 2000, plaintiffs filed their amended complaint with the District Court and Liberty filed a motion to alter or amend the District Court’s July order or, in the alternative, requested that the District Court certify for purposes of appeal the issue whether the state law doctrine of repose should be applied to and bar plaintiffs’ actions under 28 U.S.C. §§ 1981 and 1982. The District Court entered such an order on July 21, 2000 and stayed proceedings in Moore pending resolution of Liberty’s petition to the U.S. Circuit Court of Appeals for the Eleventh Circuit. Liberty filed a petition on July 30, 2000 with the Eleventh Circuit seeking that Court’s permission to appeal the portions of the District Court’s July order in Moore granting the plaintiffs the right to file the amended complaint. The Eleventh Circuit Court granted Liberty’s motion and agreed to consider Liberty’s arguments regarding the applicability of the state law of repose to actions under 28 U.S.C. §§1981 and 1982. Oral arguments were heard by the Eleventh Circuit Court on July 20, 2001. On September 28, 2001, the Eleventh Circuit Court ruled that the rule of repose was not a bar to the Moore claims in federal court and that there is no reverse pre-emption under the McCarrin Ferguson Act. Liberty filed a petition seeking an en banc rehearing in the Eleventh Circuit Court, which was subsequently denied. Liberty filed a petition for a writ of certiorari with the U.S. Supreme Court on February 21, 2002, which was denied. The plaintiffs filed their motion for class certification in Moore with the District Court on December 20, 2002 and Liberty filed its opposition to this motion on February 3, 2003. A class certification hearing has been scheduled in Moore by the District Court on September 16, 2003.

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

There are a total of 16 race-distinct mortality cases pending in the U.S. District Court for the Northern District of Alabama (with two of such cases having been originally filed in the U.S. District Court for the Northern District of Georgia), including Sunday v. Liberty National Life Insurance Company, Case No. CV02-BE-0639-S), in which approximately 411 individuals assert that they had discriminatory insurance policies with Liberty. Bass v. Liberty National Life Insurance Company (Case No.: 03-5-574-N), a case with similar allegations which was filed May 28, 2003 in the U.S. District Court for the Middle District of

Alabama, is currently the subject of a motion to transfer the case to the U.S. District Court for the Northern District of Alabama to be consolidated with the Moore case. Plaintiffs in Bass have been ordered to show cause why the motion should not be granted by August 15, 2003. The Baldwin and Edwards cases remain pending in Alabama Circuit Courts. Plaintiffs’ attorneys have actively advertised for additional plaintiffs to join these suits or file additional suits.

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

On December 27, 2002, individual litigation involving 120 separate plaintiffs with substantially similar allegations, was filed against Liberty in the Circuit Courts of Holmes County, Mississippi (Billingsley v. Liberty National Life Insurance Company, Civil Action No.: 2002-532), of Bolivar County, Mississippi (Mary Hudson v. Liberty National Life Insurance Company, Civil Action No.: 2002-170) and of Leflore County, Mississippi (Teague v. Liberty National Life Insurance Company, Civil Action No.: 2002-0218-CICI). Plaintiffs in each action assert that Liberty and its sales agents marketed small value debit insurance policies at racially discriminatory rates to African Americans using racially discriminatory sales and administrative practices and collected premium payments which are alleged to be excessive and unconscionable in that such premiums exceeded the face amount of insurance issued. Unspecified actual and punitive damages, attorneys fees, costs and interest, as well as the imposition of a constructive trust or disgorgement are sought for claims of fraud and fraudulent inducement, breach of the duty of good faith and fair dealing, tortious breach of contract, breach of fiduciary duty, money had and received, unjust enrichment, negligence and/or gross negligence, violations of the Mississippi Consumer Protection Act, conversion and violations of Mississippi Code Ann. § 83-7-3 (prohibiting discrimination by life insurers in the assessment of premiums to policyholders). These three cases and the Thurmond case were removed to the United States District Court for the Northern District of Mississippi. After Liberty filed responsive pleadings with supporting affidavits in Mary Hudson, those plaintiffs agreed to voluntarily dismiss their case as have the plaintiffs in the Teague case. Since the cases are similar and the plaintiffs’ attorneys are the same, plaintiffs’ attorneys have agreed to consider a similar disposition of Billingsley though plaintiffs’ attorneys have not yet made a final decision to dismiss the case.

On July 26, 2001, litigation was filed against Torchmark and three current members of Torchmark’s Board of Directors in the United States District Court for the District of Kansas (Waddell & Reed Financial, Inc. v. Torchmark Corporation, Civil Action No. 01-

2372-KHV). Plaintiffs assert that defendants engaged in a scheme to control and injure Waddell & Reed Financial, Inc. (Waddell & Reed) after it was spun-off by Torchmark in November 1998, to interfere with the business relationship between a Waddell & Reed subsidiary, Waddell & Reed, Inc. (W&R) and a Torchmark subsidiary, United Investors, and to injure Waddell & Reed as well as asserting that one of the individual defendants sought to interfere with Waddell & Reed’s relationship with the United Group of Mutual Funds. The litigation alleges RICO violations, breaches of fiduciary duty by the three individual defendants, knowing participation in such breaches of fiduciary duty by Torchmark and intentional interference with prospective business relations in connection with the relationship between W&R and United Investors. Plaintiffs seek actual, punitive and treble damages, interest, fees and costs under RICO of $29 million, $13.4 million plus punitive damages, interest and costs on the intentional interference allegations and a total of $58 million on the remaining two counts.

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

United Investors filed a petition for rehearing with the Supreme Court seeking clarification of the Supreme Court’s opinion which did not address the jury’s verdict for United Investors on Waddell & Reed’s counterclaims. On July 3, 2003, the Supreme Court issued an opinion withdrawing its prior April 18, 2003 opinion. The revised opinion affirmed the trial jury’s verdict in favor of United Investors and against Waddell & Reed on Waddell & Reed’s claims for unjust enrichment, breach of contract and fraud and also affirmed a separate ruling by the trial judge that there was no contract between United Investors and Waddell & Reed as alleged by Waddell & Reed. The Supreme Court left intact its earlier decisions reversing and rendering the trial court jury’s verdict in favor of United Investors on its claims of tortious interference and fraud related to Waddell & Reed’s campaign to replace existing United Investors variable annuity policies with those of another carrier and reversing and remanding back to the trial court for a new trial United Investors’ other claims for conversion, breach of contract, fraud and concealment. Waddell & Reed has filed a petition for rehearing regarding the Supreme Court’s July 2003 opinion which United Investors has opposed. United Investors will also continue to pursue the claims relating to conversion of funds by Waddell & Reed and for punitive damages.

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

On October 3, 2002, the Circuit Court entered an order granting motions for summary judgment in favor of all defendants in Bomar. The Circuit Court stated in its order that demand on the Torchmark Board of Directors by the plaintiff was not excused, that a majority of the Board and all members of the special litigation committee were independent and disinterested, that the special litigation committee conducted its investigation thoroughly and inn good faith, that the special litigation committee’s findings and conclusion that the Bomar action should be dismissed and that the real estate transaction in question was well within the scope of the business judgment rule was correct and such findings were adopted by the Circuit Court and that the special litigation committee’s conclusion that the transaction “was entirely fair to Torchmark” was fully supported by the record and the law. On November 13, 2002, the plaintiff filed a notice of appeal to the Alabama Supreme Court of the Circuit Court’s order. The Alabama Supreme Court affirmed without a written opinion the summary judgment in favor of all defendants in Bomar on June 13, 2003. The Supreme Court’s decision was not appealed and the Bomar case is thus concluded.

On January 22, 2002, purported class action litigation was filed against Liberty and Torchmark in the Circuit Court of Choctaw County, Alabama on behalf of all persons who currently or in the past were insured under Liberty cancer policies which are no longer marketed regardless of whether such policies remain in force or have lapsed (Roberts v. Liberty National Life Insurance Company, Case No. CV-2002-009-B). Plaintiffs in this action are alleged to have purchased guaranteed renewable cancer policies wherein Liberty reserved the right to change premium rates. They allege that Liberty ceased marketing certain cancer policies - “closed” the block of business, capping the potential pool of insureds and leading to increased premiums to the remaining insureds. They further allege that in instituting premium increases on cancer policies after the Robertson v. Liberty National Life Insurance Company class action settlement, Liberty misrepresented the reasons for such premium increases. This action asserts claims for breach of contract in implementing premium rate increases on a basis other than that set out in the policies, misrepresentation regarding the premium increases, fraud and suppression concerning the closed block of business and unjust enrichment. Unspecified compensatory and punitive damages, attorneys fees, costs and interest are sought by plaintiffs. Defendants filed a motion to dismiss or, in the alternative, for summary judgment on March 27, 2002 with the Circuit Court. A hearing on this motion was held on October 23, 2002. The Circuit Court subsequently denied the motion and a subsequent motion to reconsider, following which, on April 23, 2003, defendants filed a petition for a writ of mandamus with the Alabama Supreme Court or for a more definite statement. The Supreme Court directed the parties to brief the issues and all briefs have been submitted. The parties are awaiting the Supreme Court’s ruling.

On January 30, 2003, purported class action litigation was filed against Liberty in the Circuit Court of Lowndes County, Alabama (Gordon v. Liberty National Life Insurance Company, Civil Action No. CV03-13). Plaintiffs assert state law claims that Liberty breached the insurance contracts with them, engaged in intentional, willful and/or negligent conduct and was unjustly enriched when Liberty allowed them to pay premiums on insurance policies that exceeded the “face value” and/or “amount of insurance” of the insurance policies. Unspecified monetary damages, injunctive relief and return of all proceeds is sought. On March 3, 2003, Liberty filed a motion to dismiss this case. On July 18, 2003, the Circuit Court dismissed the Gordon case with prejudice on failure to state a claim, repose and limitations grounds.

Item 4. Submission of Matters to a Vote of Security Holders

The matters listed below were submitted to a vote of security holders at the Annual Meeting of Shareholders held April 24, 2003:

1.	The following directors were re-elected to serve an additional term:

Director	For	Withheld
David L. Boren	99,999,958	1,829,146
Louis T. Hagopian	99,542,498	2,286,606
Harold T. McCormick	99,454,928	2,374,176
Paul J. Zucconi	99,577,473	2,251,631

Other directors whose terms continued after the meeting were Joseph M. Farley, C.B. Hudson, Joseph L. Lanier, Jr., Mark S. McAndrew, George J. Records, R.K. Richey and Lamar C. Smith.

2.	The firm of Deloitte & Touche LLP was ratified as the Company’s independent auditors for 2003:

For	Against	Abstain
99,236,351	1,934,548	658,205

3.	Approval of the Torchmark Corporation Annual Management Incentive Plan (an Internal Revenue Code Section 162(m) Bonus Plan):

For	Against	Abstain
97,062,252	3,802,176	964,676

4.	Shareholder proposal regarding holding tobacco equities in the Company’s Investment Portfolio (mandating no further purchases of tobacco equities and divestiture of all tobacco stocks by January 1, 2004):

For	Against	Abstain
4,549,804	77,581,156	6,551,880

Item 5. Other Information

The following information is being provided under Item 11 of Form 8-K, “Temporary Suspension of Trading under Registrant’s Employee Benefit Plans.”

In the Form 10-Q for the quarter ended March 31, 2003, it was reported that the Torchmark Corporation Savings and Investment Plan (“TMK Thrift Plan”) and the Liberty National Life Insurance Company 401(K) Plan (“LNL 401(K) Plan”) would change their record keepers to Metavante 401(K) Services. These changes necessitated a blackout period for the participants in each of these plans where participants were temporarily unable to direct or diversify investments in their individual accounts or obtain a distribution from the plan. The class of equity securities that was subject to the blackout period was Torchmark Corporation’s common stock. This blackout period for both the TMK Thrift Plan and the LNL 401(K) Plan began at 4:00 p.m. EDT on May 23, 2003 and ended during the week beginning June 8, 2003 at 9:00 a.m. CDT on June 10, 2003 for the LNL 401(K) Plan and at 2:00 p.m. CDT on June 11, 2003 for the TMK Thrift Plan. Notices of this blackout period were sent to all the Plans’ participants and beneficiaries as required under Department of Labor regulations, as well as to all members of the Torchmark Board of Directors and all persons subject to Securities Exchange Act of 1934 Section 16 reporting on April 14, 2003.

Questions about Section 306(a) of the Sarbanes-Oxley Act were addressed to Larry Hutchison at Torchmark Corporation, 3700 South Stonebridge Drive, McKinney, Texas 75070 (972-569-3243) or Carol McCoy at Torchmark Corporation, 2001 Third Avenue South, Birmingham, Alabama 35233 (205-325-4243). Questions concerning the Blackout Period or the Blackout Period Notice were addressed to Dennis Luft at Liberty National Life Insurance Company, 2001 Third Avenue South, Birmingham, Alabama 35233 (205-325-2812).

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(11)    Statement re computation of per share earnings

(31.1) Rule 13a-14(a)/15d-14(a) Certification by C.B. Hudson

(31.2) Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

(32.1) Section 1350 Certification by C.B. Hudson and Gary L. Coleman

(b) Reports on Form 8-K

A Form 8-K dated April 21, 2003 was filed in the second quarter of 2003 containing a press release announcing the issuance by the Alabama Supreme Court of their opinion in the litigation by United Investors Life Insurance Company against Waddell & Reed. The Form 8-K contained no financial statements.

A Form 8-K dated April 22, 2003 was filed in the second quarter of 2003 containing a press release announcing Torchmark Corporation’s first quarter 2003 financial results. The Form 8-K contained no financial statements.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: August 11, 2003	By:	/s/ C. B. HUDSON
C. B. Hudson, Chairman of the Board and Chief Executive Officer

Date: August 11, 2003	By:	/s/ GARY L. COLEMAN
Gary L. Coleman, Executive Vice President and Chief Financial Officer (Chief Accounting Officer)