Form 10-Q
period 2003-09-30
TORCHMARK CORP
filed 2003-11-12
CIK 320335

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT OCTOBER 31, 2003
Common Stock, $1.00 Par Value	113,175,529

Index of Exhibits (Page 47)

Total number of pages included are 48.

TORCHMARK CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	September 30, 2003	December 31, 2003
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2003 – $7,310,395; 2002 – $6,888,830)	$7,969,467	$7,194,392
Equity securities, at fair value (cost: 2003 – $51,349; 2002 – $24,260)	58,356	24,457
Mortgage loans, at cost (fair value: 2003 – $119,175; 2002 – $122,368)	119,694	121,805
Investment real estate, at depreciated cost	14,769	9,351
Policy loans	289,418	279,429
Other long-term investments, at fair value	69,792	81,505
Short-term investments	39,540	72,812

Total investments	8,561,036	7,783,751
Cash	10,496	7,181
Accrued investment income	147,394	132,984
Other receivables	80,011	70,419
Deferred acquisition costs	2,286,956	2,184,134
Value of insurance purchased	91,646	102,091
Property and equipment	31,725	33,431
Goodwill	378,436	378,436
Other assets	12,931	11,500
Separate account assets	1,616,708	1,656,795

Total assets	$13,217,339	$12,360,722

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits	$6,091,633	$5,709,623
Unearned and advance premiums	97,477	95,243
Policy claims and other benefits payable	243,861	242,661
Other policyholders' funds	85,850	83,427

Total policy liabilities	6,518,821	6,130,954
Accrued income taxes	911,292	720,176
Other liabilities	128,849	103,874
Short-term debt	170,942	201,479
Long-term debt (fair value: 2003 – $799,712; 2002 – $612,172)	697,697	551,564
Separate account liabilities	1,616,708	1,656,795

Total liabilities	10,044,309	9,364,842

Trust preferred securities (fair value: 2002 – $157,200)	0	144,427

Shareholders' equity:
Preferred stock, par value $1 per share – Authorized 5,000,000 shares; outstanding: -0- in 2003 and in 2002	0	0
Common stock, par value $1 per share – Authorized 320,000,000 shares; outstanding: (2003 –118,783,658 issued, less 5,640,343 held in treasury and 2002 – 126,800,908 issued, less 8,533,456 held in treasury)	118,784	126,801
Additional paid-in capital	521,745	554,768
Accumulated other comprehensive income (loss)	405,693	176,622
Retained earnings	2,340,873	2,316,868
Treasury stock, at cost	(214,065)	(323,606)

Total shareholders' equity	3,173,030	2,851,453

Total liabilities and shareholders' equity	$13,217,339	$12,360,722

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Life premium	$329,524	$307,275	$976,805	$912,156
Health premium	255,324	251,068	774,306	768,143
Other premium	7,350	9,299	23,026	30,120

Total premium	592,198	567,642	1,774,137	1,710,419
Net investment income	138,272	130,581	410,479	386,859
Realized investment gains (losses)	(78)	22,599	(2,385)	(42,878)
Other income	(3)	691	904	1,743

Total revenue	730,389	721,513	2,183,135	2,056,143
Benefits and expenses:
Life policyholder benefits	216,852	202,271	645,350	608,616
Health policyholder benefits	168,667	166,158	515,947	506,648
Other policyholder benefits	9,508	9,206	28,505	25,340

Total policyholder benefits	395,027	377,635	1,189,802	1,140,604
Amortization of deferred acquisition costs	82,834	75,993	238,197	226,193
Commissions and premium taxes	39,341	41,554	124,586	125,777
Other operating expense	35,064	34,135	105,196	101,088
Interest expense	13,897	11,461	36,099	34,700

Total benefits and expenses	566,163	540,778	1,693,880	1,628,362
Income from continuing operations before income taxes and preferred securities distributions	164,226	180,735	489,255	427,781
Income taxes	(56,344)	(61,468)	(167,363)	(143,860)
Preferred securities distributions (net of tax)	0	(1,892)	(3,785)	(5,680)

Net income	$107,882	$117,375	$318,107	$278,241

Basic net income per share	$0.95	$0.98	$2.75	$2.30

Diluted net income per share	$0.94	$0.98	$2.74	$2.29

Dividends declared per common share	$0.11	$0.09	$0.29	$0.27

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$107,882	$117,375	$318,107	$278,241

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(76,429)	228,896	353,765	220,894
Less: reclassification adjustment for gains (losses) on securities included in net income	(818)	(659)	15,141	78,010
Less: reclassification adjustment for amortization of discount and premium	65	(1,143)	(653)	(3,845)
Less: foreign exchange adjustment on securities marked to market	(460)	2,431	(7,933)	(361)

Unrealized gains (losses) on securities	(77,642)	229,525	360,320	294,698
Unrealized gains (losses) on other investments	(72)	(633)	(1,567)	527
Unrealized gains (losses) adjustment to deferred acquisition costs	5,759	(15,289)	(21,072)	(19,584)
Foreign exchange translation adjustments	618	(2,356)	9,477	1,809

Other comprehensive income (loss), before tax	(71,337)	211,247	347,158	277,450
Income tax benefit (expense) related to other comprehensive income (loss)	25,286	(74,721)	(118,087)	(96,432)

Other comprehensive income (loss)	(46,051)	136,526	229,071	181,018

Comprehensive income	$61,831	$253,901	$547,178	$459,259

See accompanying Notes to Consolidated Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash provided from operations	$559,395	$509,004

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale - sold	53,993	336,877
Fixed maturities available for sale - matured, called, and repaid	529,236	210,114
Other long-term investments	8,624	5,095

Total investments sold or matured	591,853	552,086

Investments acquired:
Fixed maturities	(1,016,780)	(867,711)
Other long-term investments	(40,197)	(28,521)

Total investments acquired	(1,056,977)	(896,232)

Net (increase) decrease in short-term investments	33,300	101,963
Net effect of change in payable or receivable for securities	6,603	(65,773)
Disposition of properties	945	221
Additions to properties	(2,658)	(1,732)

Cash used for investment activities	(426,934)	(309,467)

Cash provided from (used for) financing activities:
Issuance of common stock	5,252	3,507
Net borrowings (repayments) of short-term debt	(30,537)	(25,843)
Redemption of long-term debt	0	(75)
Acquisition of treasury stock	(199,158)	(169,109)
Cash dividends paid to shareholders	(31,405)	(32,832)
Net receipts (withdrawals) from deposit product operations	126,702	25,723

Cash used for financing activities	(129,146)	(198,629)

Net increase (decrease) in cash	3,315	908
Cash at beginning of year	7,181	3,714

Cash at end of period	$10,496	$4,622

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A – Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at September 30, 2003, and the consolidated results of operations, comprehensive income and cash flows for the periods ended September 30, 2003 and 2002. Certain prior period amounts have been reclassified to conform with current period presentations.

Note B – Earnings Per Share Giving Effect to Stock Options

Torchmark accounts for its employee stock options in accordance with Statement of Financial Accounting Standards (SFAS) No. 123–Accounting for Stock-Based Compensation as amended by SFAS 148–Accounting for Stock-Based Compensation—Transition which defines a “fair value method” of measuring and accounting for compensation expense from employee stock options. This standard also allows accounting for such options under the “intrinsic value method” in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. If a company elects to use the intrinsic value method, then pro forma disclosures of earnings and earnings per share are required as if the fair value method of accounting were applied.

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note B – Earnings Per Share Giving Effect to Stock Options (continued)

Torchmark’s pro forma earnings information giving effect to stock option expense is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income as reported	$107,882	$117,375	$318,107	$278,241
After tax stock-based compensation, as reported	72	113	272	338
After tax effect of stock-based compensation, fair value method	(1,927)	(1,858)	(6,170)	(6,304)

Pro forma net income	$106,027	$115,630	$312,209	$272,275

Earnings per share:
Basic—as reported	$.95	$.98	$2.75	$2.30

Basic—pro forma	$.93	$.97	$2.70	$2.25

Diluted—as reported	$.94	$.98	$2.74	$2.29

Diluted—pro forma	$.93	$.97	$2.70	$2.25

Note C – Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Basic weighted average shares outstanding	113,651,952	119,198,148	115,491,021	120,890,358
Weighted average dilutive options outstanding	602,113	308,004	423,862	443,966

Diluted weighted average shares outstanding	114,254,065	119,506,152	115,914,883	121,334,324

Antidilutive shares*	3,304,175	5,873,867	3,409,368	3,397,495

*Antidilutive shares are excluded from the calculation of diluted earnings per share.

For the periods presented, pro forma income available to common shareholders for basic earnings per share is equivalent to pro forma income available to common shareholders for diluted earnings per share.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D – Business Segments

Torchmark’s segments are based on the insurance product lines it markets and administers: life insurance, health insurance, and annuities. There is also the investment segment, which manages the Company’s investment portfolio, debt, and cash flow. The measure of profitability for insurance segments is insurance underwriting income before other income and insurance administrative expenses. It represents the profit margin on insurance products before administrative expenses, and is calculated by deducting net policy obligations, commissions, and acquisition expenses from premium revenue. The measure of profitability for the investment segment is excess investment income, which is the income earned on the investment portfolio in excess of net policy requirements and financing costs associated with Torchmark’s debt and preferred securities. Other income and the unallocated insurance administrative expense are classified in a separate “Other” segment.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D – Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the nine months ended September 30, 2003
	Life	Health	Annuity	Investment	Other & Corporate***	Adjustments		Consolidated
Revenue:
Premium	$976,805	$774,306	$23,026					$1,774,137
Net investment income				$413,294		$(2,815	)*	410,479
Other income ***					$2,262	(1,358	) #	904

Total revenue	976,805	774,306	23,026	413,294	2,262	(4,173)		2,185,520
Expenses
Policy benefits	645,350	515,947	28,505					1,189,802
Required interest on reserves	(219,610)	(12,862)	(29,525)	261,997				0
Amortization of acquisition costs	166,591	62,223	9,383					238,197
Commissions and premium tax	55,467	70,204	273			(1,358	) #	124,586
Required interest on acquisition costs	88,182	15,461	5,679	(109,322)				0
Insurance administrative expense**					97,472			97,472
Parent expense***					7,724			7,724
Financing costs:
Debt and preferred securities ##				41,922				41,922	(B)
Benefit from interest rate swaps				(19,625)				(19,625	)(C)

Total expenses	735,980	650,973	14,315	174,972	105,196	(1,358)		1,680,078

Segment profits	$240,825	$123,333	$8,711	$238,322	$(102,934)	$(2,815)		$505,442

Deduct applicable income taxes								(173,029	)(A)

Segment profits after tax								332,413
Add back income taxes applicable to segment profitability								173,029	(A)
Add back financing costs—preferred securities (reported on Statement of Operations after tax) ##								5,823	(B)
Remove benefit from interest rate swaps (included in realized investment gains (losses))								(19,625	)(C)
Add realized investment gains (losses)								(2,385)

Pretax income per Statement of Operations								$489,255

*	Tax equivalency adjustment.

**	Administrative expense is not allocated to insurance segments, but is a component of the “Other” segment.

***	Parent expense is assigned to the “Corporate” segment, other income and insurance administrative expense are components of the “Other” segment.

#	Elimination of intersegment commission.

##	Investment segment includes preferred distributions on a pretax basis. Prior to the adoption of SFAS 150 (See Note E), these distributions in the pretax amount of $5,823 were not included in debt and were reported net of tax on the Statement of Operations.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D – Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the nine months ended September 30, 2002
	Life	Health	Annuity	Investment	Other & Corporate***	Adjustments		Consolidated
Revenue
Premium	$912,156	$768,143	$30,120					$1,710,419
Net investment income				$389,683		$(2,824	)*	386,859
Other income***					$3,101	(1,358	)#	1,743

Total revenue	912,156	768,143	30,120	389,683	3,101	(4,182)		2,099,021

Expenses
Policy benefits	608,616	506,648	25,340					1,140,604
Required interest on reserves	(208,014)	(11,375)	(27,839)	247,228				0
Amortization of acquisition costs	156,527	55,076	14,590					226,193
Commissions and premium tax	50,705	76,148	282			(1,358	)#	125,777
Required interest on acquisition costs	83,035	14,310	6,150	(103,495)				0
Insurance administrative expense**					93,033			93,033
Parent expenses***					8,055			8,055
Financing costs:
Debt and preferred securities ##				43,438				43,438	(B)
Benefit from interest rate swaps				(17,166)				(17,166	)(C)

Total expenses	690,869	640,807	18,523	170,005	101,088	(1,358)		1,619,934

Segment profits	$221,287	$127,336	$11,597	$219,678	$(97,987)	$(2,824)		$479,087

Deduct applicable income taxes								(161,816	)(A)

Segment profits after tax								317,271

Add back income taxes applicable to segment profitability								161,816	(A)
Add back financing costs—preferred securities (reported on Statement of Operations after tax)##								8,738	(B)
Remove benefit from interest rate swaps (included in realized investment gains (losses))								(17,166	)(C)
Add realized investment gains (losses)								(42,878)

Pretax income per Statement of Operations								$427,781

*	Tax equivalency adjustment.

**	Administrative expense is not allocated to insurance segments, but is a component of the “Other” segment.

***	Parent expense is assigned to the “Corporate” segment, other income and insurance administrative expenses are components of the “Other” segment.

#	Elimination of intersegment commission.

##	Investment segment includes preferred distributions on a pretax basis. Prior to the adoption of SFAS 150 (see Note E), these distributions in the pretax amount of $8,738 were not included in debt and were reported net of tax on the Statement of Operations.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E – New Accounting Standards

Effective July 1, 2003, Torchmark adopted Financial Accounting Standards Board Statement 150 – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 requires the reclassification in the financial statements of certain financial instruments which have both characteristics of liabilities and equity as liabilities. Included in the scope of this Standard are mandatorily redeemable securities, such as Torchmark’s Trust Preferred Securities. Upon adoption of SFAS 150, Torchmark reclassified its Trust Preferred Securities as a component of long-term debt as of July 1, 2003, and the distributions on these instruments were included in interest expense subsequent to July 1, 2003. Restatement of prior periods for comparability is prohibited by the Standard. The book value of Torchmark’s Trust Preferred Securities was $144 million at September 30, 2003 and December 31, 2002. Pretax distributions were $8.7 million in each of the nine-month periods. However, net of the benefit of an interest rate swap to a floating rate, net distributions were $3.9 million and $4.5 million pretax in 2003 and 2002, respectively. Torchmark’s other debt instruments were unaffected by the adoption of this Standard.

The Securities and Exchange Commission has made known interpretive guidance concerning SFAS 133, Accounting for Derivative Instruments and Hedging Activities. They have concluded that all income and expenses related to a non-hedged derivative must be recorded in the same line item that the adjustment to fair value is recorded. This interpretation is effective immediately with prior periods to be reclassified accordingly for comparability. In order to comply with this interpretation, Torchmark will no longer reduce its interest expense on the Statement of Operations for the reduction in interest cost for swapping its fixed rate for a variable rate on non-hedged derivatives. Instead, this benefit will be reported as a component of realized investment gains (losses), the same line item where it reports the required fair value adjustment for non-hedged derivatives. Torchmark has also reported the interest cost benefit on hedged derivatives as a component of realized gains (losses), in order to report these items on a consistent basis. Torchmark’s pretax interest cost reduction from its swap derivatives that was included in realized investment gains was $20 million in the nine months of 2003 and $17 million in the same period of 2002.

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

Results of Operations

Summary of Operations. Torchmark’s operations are segmented into its insurance underwriting and investment operations as described in Note D—Business Segments. Torchmark’s segments consist of its insurance segments: life, health, annuity, and other; the investment segment; and the corporate segment. The insurance segments are responsible for marketing, underwriting, and administering their respective insurance products. The investment segment is responsible for managing Torchmark’s investments, debt, and cash flow. The measure of profitability for insurance segments is insurance underwriting income before other income and insurance administrative expenses. It represents the profit margin on insurance products before administrative expenses, and is calculated by deducting net policy obligations, commissions, and acquisition expenses from premium revenue. The measure of profitability for the investment segment is excess investment income, which is the income earned on the investment portfolio in excess of net policy requirements and financing costs associated with Torchmark’s debt including preferred securities. Other income and the unallocated insurance administrative expense are classified in a separate “Other Insurance” segment. These designated measures of profitability are highly useful to management in evaluating the performance of the segments and the underlying marketing groups within each insurance segment. These measures enable management to view period-to-period trends, and make informed decisions regarding future courses of action.

The tables in Note D—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile Torchmark’s revenues and measures of profitability by segment to its major income statement line items for the nine-month periods ended September 30, 2003 and September 30, 2002. The table below summarizes the measures of profitability of Torchmark’s segments and reconciles them to net income.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Nine months ended September 30,		Increase (Decrease)
	2003	2002	Amount	%
Life insurance	$240,825	$221,287	$19,538	9
Health insurance	123,333	127,336	(4,003)	(3)
Annuity	8,711	11,597	(2,886)	(25)
Other insurance:
Other income	2,262	3,101	(839)	(27)
Administrative expense	(97,472)	(93,033)	(4,439)	5
Investment	238,322	219,678	18,644	8
Corporate and adjustments	(10,539)	(10,879)	340	(3)

Pre-tax total	505,442	479,087	26,355	6
Applicable taxes	(173,029)	(161,816)	(11,213)	7

After-tax total	332,413	317,271	15,142	5
Remove benefit from interest rate swaps (after tax) from Investment Segment	(12,756)	(11,159)	(1,597)	14
Realized gains (losses) (after-tax)*	(1,550)	(27,871)	26,321	(94)

Net income	$318,107	$278,241	$39,866	14

*See the discussion of Realized gains (losses) in this report

The table below presents an analysis of Torchmark’s net income per share by segment.

Analysis of Net Income Per Share by Segment

	Nine months ended September 30,		Increase (Decrease)
	2003	2002	Amount	%
Life insurance	$2.08	$1.82	$.26	14
Health insurance	1.06	1.05	.01	1
Annuity	.07	.10	(.03)	(30)
Other insurance:
Other income	.02	.03	(.01)	(33)
Administrative expense	(.84)	(.77)	(.07)	9
Investment	2.06	1.81	.25	14
Corporate and adjustments	(.09)	(.09)	.00	0

Pre-tax total	4.36	3.95	.41	10
Applicable taxes	(1.49)	(1.34)	(.15)	11

After-tax total	2.87	2.61	.26	10
Remove benefit from interest rate swaps (after tax) from Investment Segment	(.11)	(.09)	(.02)	22
Realized gains (losses) (after tax)*	(.02)	(.23)	.21	(91)

Net income	$2.74	$2.29	$.45	20

*See the discussion of Realized gains (losses) in this report

A discussion of operations follows by each of Torchmark’s segments. The segment discussions are then followed by a discussion of realized investment gains and losses.

Life insurance. Torchmark’s life insurance premium income increased 7% to $977 million in the first nine months of 2003. The following table presents Torchmark’s life insurance premium and policy charges by distribution method.

Life Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,
	2003		2002		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$261,916	27	$237,440	26	$24,476	10
American Income Exclusive Agency	231,785	24	205,061	22	26,724	13
Liberty National Exclusive Agency	228,812	23	226,530	25	2,282	1
Military	123,021	13	110,076	12	12,945	12
United American Independent Agency	39,512	4	37,591	4	1,921	5
United American Branch Office Agency	14,137	1	14,710	2	(573)	(4)
Other	77,622	8	80,748	9	(3,126)	(4)

Total life premium	$976,805	100	$912,156	100	$64,649	7

Torchmark measures the size and growth of its monetary volume of insurance inventory as well as new sales through the statistical measures annualized premium in force and annualized premium issued (sold). An annualized premium is the amount of premium that would be received by Torchmark if a given policy is in force for an entire twelve-month period. Annualized premium in force is a measure of expected premium income to be collected in the next twelve months on active policies as of a given date, assuming all policies remain in force for that year. Annualized premium issued (sold) is that amount of annualized premium from new sales in a given period, and is a primary indicator of future premium growth. Annualized premium data refer to both life and health insurance sales and in force volumes. The following table presents Torchmark’s life insurance sales and in force data by distribution method.

Life Insurance

Annualized Premium Sales and In Force by Distribution Method

(Dollar amounts in thousands)

	Sales				In Force
	Nine months ended September 30,		Increase		At September 30,		Increase
	2003	2002	Amount	%	2003	2002	Amount	%
Direct Response	$117,455	$91,436	$26,019	28	$393,278	$351,887	$41,391	12
American Income
Exclusive Agency	78,034	68,820	9,214	13	334,134	294,293	39,841	14
Liberty National
Exclusive Agency	39,913	42,430	(2,517)	(6)	320,346	318,468	1,878	1
Military	19,827	17,621	2,206	13	173,777	154,718	19,059	12
UA Independent Agency	16,692	19,835	(3,143)	(16)	58,580	57,816	764	1
UA Branch Office Agency	2,236	4,765	(2,529)	(53)	20,072	21,742	(1,670)	(8)
Other Distribution	4,908	5,913	(1,005)	(17)	122,128	128,455	(6,327)	(5)

Total	$279,065	$250,820	$28,245	11	$1,422,315	$1,327,379	$94,936	7

Annualized life premium in force was $1.4 billion, 7% higher than the $1.3 billion in force a year earlier and in line with the 7% growth in premium collections. Life insurance sales, in terms of annualized premium issued, were $279 million in the first nine months of 2003, increasing 11% over 2002 nine-month sales of $251 million.

Torchmark’s Direct Response operation is conducted primarily through direct mail, but also through co-op mailings, television, and direct mail solicitations endorsed by groups, unions and associations. Direct Response’s life premium of $262 million in 2003 represented 27% of Torchmark’s total life premium, the largest percentage contribution of any Torchmark distribution system. Direct Response life premium increased 10% over the prior-year period. Direct Response life insurance sales rose 28% from $91 million to $117 million in the 2003 nine months, the highest growth of any Torchmark distribution system both in terms of percentage and dollar amount. Annualized premium in force rose 12% over the past twelve months to $393 million at September 30, 2003. These increases have resulted largely from revisions to Direct Response policies sold in the juvenile market.

Sales of direct response life insurance to the juvenile market has long been a major market for Torchmark’s Direct Response channel. The product sold for many years was a modified-premium term product. Sales of this product historically resulted in an average face amount of about $7,500 with an average annual premium of $30. In recent years, rising acquisition costs restricted margins and limited marketing expansion. After testing a variety of other replacement products and pricing that would result in more favorable results, the Company, in mid-2001, began marketing a simple whole-life product with an average face amount of $14,000 and an average annual premium of $80. The higher annual premium has allowed Direct Response to reenter some juvenile markets that had previously become unprofitable with the old product. Not only is the juvenile market an important source of sales, but it also is a vehicle to reach the parents and grandparents of the juvenile policyholders. Parents and grandparents are more likely to respond favorably to a solicitation by Direct Response for life coverage on themselves than is the general adult population. Also, both the juveniles and their parents are low-acquisition cost targets for sales of additional coverage over time. Given the success of the change in product offering to the juvenile market and the parents, sales to this demographic group will continue as one of Direct Response’s premier markets.

The American Income Agency markets to members of labor unions, credit unions, and other associations. This agency produced premium income of $232 million in the 2003 nine-month period, an increase of 13% over the same 2002 period. This growth in life premium income was the strongest in both percentage and dollar amount of any Torchmark life insurance distribution method. American Income life premium represented 24% of Torchmark’s total life premium during the 2003 nine months. Life sales for this agency rose 13% in the 2003 nine months to $78 million. Growth in sales of the American Income Agency was largely attributable to the growth in the number of agents, which rose 19% over the prior twelve months to 2,348 at September 30, 2003. Annualized life premium in force was $334 million at September 30, 2003, up 14% compared with a year ago.

The Liberty National Agency markets life insurance to middle-income customers in the Southeastern United States. It represented 23% of Torchmark’s life premium in the 2003 nine months. Life premium was $229 million, increasing 1% over 2002 nine-month premium. Annualized life premium in force was $320 million at September 30, 2003, increasing 1% over the prior year. Life insurance sales declined 6% to $40 million of annualized life premium issued in the 2003 period from $42 million in the year-ago period. The decline in sales resulted primarily from a new procedure adopted in April, 2003 whereby agents no longer accept the initial premium in the form of cash, a type of business prone to higher lapse rates. Management believes that the lower life sales from this change in procedure will be temporary, and that over time the new procedure will result in sales of life policies with higher margins. In the third quarter of 2003, life sales were down by 10% compared with the same year-ago quarter, but the “cash with application” sales comprised 25% of life sales for the year-ago quarter, indicating sales are already recovering. Growth in sales in the Liberty National Agency is highly dependent on growth in the number of agents. Liberty’s total agent count rose 6% over the prior year to 2,126. However, the count of renewal agents, those agents that have been with Liberty for more than one year, declined 5% to 870. Renewal agents are generally higher producers than first-year agents. Liberty has recently restructured its bonus system to not only reward production, but also to encourage recruiting and retention of productive agents.

Torchmark’s Military Agency is an independent agency comprised of former military officers who sell exclusively to military officers and their families. Life premium in the Military Agency rose 12% in the 2003 nine months to $123 million. Sales in this agency were $20 million in the first nine months of 2003, rising 13%. The Military Agency also had 12% growth in annualized life premium in force, which totalled $174 million at September 30, 2003.

Torchmark’s Other Distribution systems offering life insurance include United Investors and various minor distribution channels. The Other Distribution group contributed $78 million of life premium to Torchmark, a decline of 4%. Other Distribution life premium represented 8% of Torchmark’s total life premium in the 2003 period. Other Distribution sales declined 17% to $4.9 million. Annualized premium in force was down 5% to $122 million. These declines were largely affected by surrender activity in the variable universal life policies sold by United Investors. Management believes that weak financial markets in recent years have resulted in a decline in customer interest in these products.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Nine months ended September 30,
	2003		2002		Increase
	Amount	% to Total	Amount	% to Total	Amount	%
Premium and policy charges	$976,805	100	$912,156	100	$64,649	7
Net policy obligations	425,740	43	400,602	44	25,138	6
Commissions and acquisition expense	310,240	32	290,267	32	19,973	7

Insurance underwriting income before other income and administrative expense	$240,825	25	$221,287	24	$19,538	9

Life insurance underwriting income before insurance administrative expenses was $241 million in the first nine months of 2003, increasing 9% over the same period of 2002. As a percentage of life premium, underwriting income rose from 24% to 25% in the 2003 nine-month period. The Direct Response Group has impacted life insurance margins by emphasizing sales of its juvenile policy, a higher margin product. Also contributing to the improved margins was American Income, which accounted for a higher percentage of total life premium in the 2003 nine months than in the nine months of 2002. American Income has the highest underwriting profit margin as a percentage of premium of any Torchmark distribution group.

Health insurance. Health insurance premium income increased 1% to $774 million when comparing the first nine months of 2003 with the same period of 2002. The table below is an analysis of Torchmark’s health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,
	2003		2002		Increase
	Amount	% to Total	Amount	% to Total	Amount	%
United American Independent Agency	$352,804	45	$352,523	46	$281	0
United American Branch Office Agency	237,281	31	240,888	31	(3,607)	(1)
Liberty National Exclusive Agency	122,363	16	119,592	16	2,771	2
American Income Exclusive Agency	41,458	5	38,795	5	2,663	7
Direct Response	20,400	3	16,345	2	4,055	25

Total health premium	$774,306	100	$768,143	100	$6,163	1

The table below is a presentation of health insurance sales and in force data by distribution method.

Health Insurance

Annualized Premium Sales and In Force by Distribution Method

(Dollar amounts in thousands)

	Sales				In Force
	Nine months ended September 30,		Increase		At September 30,		Increase
	2003	2002	Amount	%	2003	2002	Amount	%
UA Independent Agency	$76,455	$70,668	$5,787	8	$478,635	$474,870	$3,765	1
UA Branch Office Agency	59,280	55,199	4,081	7	319,838	320,747	(909)	0
Liberty Exclusive Agency	8,503	9,248	(745)	(8)	178,396	169,769	8,627	5
AI Exclusive Agency	9,522	8,539	983	12	53,294	49,863	3,431	7
Direct Response	12,147	6,315	5,832	92	33,188	23,075	10,113	44

Total	$165,907	$149,969	$15,938	11	$1,063,351	$1,038,324	$25,027	2

Annualized health insurance premium in force was $1.06 billion at September 30, 2003, increasing 2% over a year ago. Sales of health insurance, as measured by annualized premium issued, grew 11% to $166 million during the nine months of 2003 as compared with the year-ago period, overcoming the declines experienced earlier in 2003.

The following table presents health insurance sales and premium in force data by product type.

Health Insurance

Annualized Premium Sales and In Force by Product Type

(Dollar amounts in thousands)

	Sales				In Force
	Nine months ended September 30,		Increase		At September 30,		Increase
	2003	2002	Amount	%	2003	2002	Amount	%
Medicare Supplement	$58,954	$77,795	$(18,841)	(24)	$695,549	$728,105	$(32,556)	(4)
Cancer	9,817	8,604	1,213	14	186,318	176,076	10,242	6
Other health-related policies	97,136	63,570	33,566	53	181,484	134,143	47,341	35

	$165,907	$149,969	$15,938	11	$1,063,351	$1,038,324	$25,027	2

Torchmark’s health product offerings are limited to supplemental and limited-benefit plans. Historically, Torchmark’s predominant health insurance product has been Medicare Supplemental insurance, which comprises 65% ($696 million) of the Company’s total $1.06 billion health annualized premium in force at September 30, 2003. A year ago, Medicare Supplement annualized premium in force was $728 million, or 70% of all health insurance in force.

The United American Branch Office and Independent agencies are the predominant distributors of Torchmark’s health products, including Medicare Supplements, accounting for $798 million of annualized health premium in force at September 30, 2003. Since the third quarter of 2002, Medicare Supplement sales have not been the predominant health product being sold by these two agencies as Medicare Supplement sales have been under pressure for the last several years from increased price competition. The UA Independent agency, followed by the UA Branch Office, have expanded their product focus to include limited-benefit hospital/surgical policies. Increased consumer demand for these type policies is the result of the growing unavailability of individual major medical plans and decreased coverage offered by employers. For the nine months ended September 30, 2003, the total health sales of these two agencies were $136 million of annualized premium, of which the $89 million majority were from health plans other than Medicare Supplements. For the nine months of 2002, health sales of these agencies were $126 million, with $54 million from plans other than Medicare Supplements.

Medicare Supplements will continue to be a major health product offering of Torchmark. Price pressure is expected to ease as competitors implement needed rate increases and Torchmark’s annual percentage rate increases are moderating to mid-single digits.

Cancer sales, produced primarily by the Liberty National Agency, were $9.8 million in the first nine months of 2003, increasing 14% over the prior-year period. Cancer annualized premium in force, which represents 18% of Torchmark’s health premium in force at September 30, 2003, was $186 million, rising 6% over $176 million a year earlier. Approximately half of Liberty’s annualized health premium in force consists of a closed block of cancer business which arose from a class-action settlement in the mid-nineties. Significant rate increases on this block of business have contributed to the growth in cancer premium in force.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Nine months ended September 30,
	2003		2002		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Premium and policy charges	$774,306	100	$768,143	100	$6,163	1
Net policy obligations	503,085	65	495,273	64	7,812	2
Commissons and acquisition expense	147,888	19	145,534	19	2,354	2

Insurance underwriting income before other income and administrative expenses	$123,333	16	$127,336	17	$(4,003)	(3)

Underwriting margins for health insurance declined 3% to $123 million in the first nine months of 2003 from the year-ago period. As a percentage of health premium, underwriting margins declined from 17% in the 2002 period to 16% in the 2003 period. The majority of the health margin decline results from the continuing margin pressure from increasing claims loss ratios on the previously-mentioned closed block of Liberty National cancer policies. Despite the semi-annual rate increases over the past several years, the high loss ratio (claim/premium) continues to impact underwriting margins. The Company is evaluating various non-rate increase alternatives to improve the underwriting margins on the block.

Annuities. Torchmark markets both fixed and variable annuities. Torchmark measures the monetary volume of its inventory of annuity products and annuity sales on the basis of “deposit balance” and “collections,” respectively. Annuity collections are the deposits or annuity premium received from a customer, either as a new sale or as an addition to an existing deposit balance. Collections measure annuity growth through new deposits. Collections are not accounted for as revenue but are added to the deposit balance. The deposit balance is the liability due to customers for Torchmark’s annuities and is a measure of the size of the annuity inventory upon which annuity revenue is based. The variable annuity deposit balance is included in “Separate account liabilities” on Torchmark’s Balance Sheet. The fixed annuity balance is a component of Torchmark’s “Future policy benefits.” The deposit balance is increased by collections and interest credits, but is reduced by withdrawals and by the policy charge assessments that are revenue to Torchmark. The variable account balance is additionally increased or decreased by market growth or declines in the investments in the underlying funds. The following table presents collection and deposit balance information about Torchmark’s annuities.

Annuities

Collections and Deposit Balances

(Dollar amounts in thousands)

	Collections				Deposit Balances
	Nine Months Ended September 30,		Increase (Decrease)		At September 30,		Increase (Decrease)
	2003	2002	Amount	%	2003	2002	Amount	%
Fixed	$116,538	$44,597	$71,941	161	$820,407	$616,170	$204,237	33
Variable	13,812	20,425	(6,613)	(32)	1,481,626	1,567,083	(85,457)	(5)

Total	$130,350	$65,022	$65,328	100	$2,302,033	$2,183,253	$118,780	5

Fixed annuity collections were $117 million in the first nine months of 2003, compared with $45 million collected in the prior-year period. Fixed annuities on deposit with Torchmark at September 30, 2003 rose to $820 million, increasing 33% over $616 million a year ago. The increase in the fixed annuity balance is due primarily to production by a general agency hired by United American in the fourth quarter of 2002, and by United Investors’ insureds transferring funds from variable annuity accounts to fixed annuities. Collections of variable annuities were $14 million in the first nine months of 2003, declining from variable collections of $20 million in the same period of 2002. The variable annuity balance was $1.5 billion at September 30, 2003, compared with $1.5 billion at December 31, 2002 and $1.6 billion one year ago. The 5% decline in the variable annuity balance during the prior twelve months was primarily the result of surrenders, in part because of replacement of Torchmark’s variable annuity products by the Waddell & Reed sales force with those of a competitor. Prior to the second quarter of 2001, Waddell & Reed was the primary distributor of the variable annuities of United Investors. Torchmark is now marketing the variable annuities of United Investors through other broker-dealers. The decline in account balance resulting from the surrender activity has been partially offset by improvements in equity markets during the past twelve months, however.

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

United Investors filed a petition for rehearing with the Alabama Supreme Court and the Supreme Court issued an opinion on July 3, 2003 withdrawing its prior April 18, 2003 opinion. The Supreme Court revised its original ruling by affirming the trial court jury’s verdict in favor of United Investors and against Waddell & Reed on Waddell & Reed’s claims for unjust enrichment, breach of contract and fraud and by affirming a separate ruling by the trial judge that there was no contract between United Investors and Waddell & Reed as alleged by Waddell & Reed. The Supreme Court left intact its earlier decisions to reverse and render the trial court jury’s verdict in favor of United Investors on its claims of tortious interference and fraud related to Waddell & Reed’s actions to replace United Investors’ existing annuity policies with those of another carrier and to reverse and remand United Investors’ other claims for conversion, breach of contract, fraud and concealment back to the trial court for a new trial. On September 5, 2003, the Supreme Court denied Waddell & Reed’s petition for rehearing and also vacated and remanded the case to the Jefferson County Alabama Circuit Court with a clarifying opinion. On September 25, 2003, United Investors filed a motion for summary judgment in this case with the Alabama Circuit Court. Subsequently, on October 22, 2003, Waddell & Reed delivered to United Investors $12.8 million, the amount of the disputed commissions Waddell & Reed had previously withheld from United Investors, plus interest. Based upon delivery of the $12.8 million, Waddell & Reed moved for summary judgment in the Alabama Circuit Court which United Investors opposed. A hearing on Waddell & Reed’s motion for summary judgment was held on October 24, 2003 and the parties are awaiting the Circuit Court’s ruling. United Investors will continue to pursue its remaining claims against Waddell & Reed pursuant to the Alabama Circuit Court’s direction. As of September 30, 2003, United Investors has not recorded any amount in its financial statements for the award or the related accrued interest. Torchmark does not believe that the recording of these proceeds will materially affect Torchmark’s net income in future periods.

While Torchmark continues to sell annuity products, it does not expect to emphasize this product line in the future.

The following table presents underwriting margin results for Torchmark’s annuities.

Annuities

Summary of Results

(Dollar amounts in thousands)

	Nine months Ended September 30,		Increase
	2003	2002	Amount	%
Policy charges	$23,026	$30,120	$(7,094)	(24)
Net policy obligations	(1,020)	(2,499)	1,479	(59)
Commissions and acquisition expense	15,335	21,022	(5,687)	(27)

Insurance underwriting income before other income and administrative expenses	$8,711	$11,597	$(2,886)	(25)

Policy charges are assessed against the annuity account balance periodically for insurance risk, sales, administration, and cash surrender. Policy charges for annuities declined 24% in the first nine months of 2003 to $23 million, primarily as a result of the decline in the average variable annuity account balance compared with the prior year. Annuity underwriting income decreased 25% in the 2003 period to $9 million from $12 million in the 2002 period, primarily as a result of the decline in policy charges. Net policy obligations included $3.8 million in guaranteed minimum death benefits in the 2003 period, an increase of $1.2 million over the prior period.

Administrative expense. Torchmark’s administrative expense consists of its insurance administrative expense and its parent company expense. Insurance administrative expense rose 4.8% to $97 million in the 2003 nine months, compared with $93 million in the prior period. As a percentage of premium, insurance administrative expense increased from 5.4% in the 2002 nine months to 5.5% in the 2003 period. Total administrative expense, including parent expense, rose 4.1% to $105 million in the 2003 period. As a percentage of total revenue, total administrative expense declined in 2003 from 4.9% to 4.8%. Pension costs added approximately $1.7 million and litigation expense at Liberty rose $.9 million in the 2003 period.

Investment. The following table summarizes Torchmark’s investment income and excess investment income.

Excess Investment Income

(Dollar amounts in thousands)

	Nine months ended September 30,		Increase
	2003	2002	Amount	%
Net investment income	$410,479	$386,859	$23,620	6
Tax-equivalency adjustment*	2,815	2,824	(9)	0

Tax-equivalent investment income	413,294	389,683	23,611	6
Required interest on net insurance policy liabilities	(152,675)	(143,733)	(8,942)	6
Financing costs:
Debt including preferred securities	(41,922)	(43,438)	1,516	(3)
Interest rate swaps	19,625	17,166	2,459	14

Total financing costs	(22,297)	(26,272)	3,975	(15)

Excess investment income	$238,322	$219,678	$18,644	8

Excess investment income per share	$2.06	$1.81	$0.25	14

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

Financing costs include interest on debt, the pretax distributions on Torchmark’s preferred securities, and the difference between the fixed-rate and floating-rate payments on Torchmark’s swap instruments. Excess investment income for the 2003 nine months rose 8% to $238 million from $220 million for the same period of 2002. Because significant cash flow that would otherwise be invested in fixed maturities has been used to purchase Torchmark stock, management believes excess investment income should be considered on a per-share basis. Excess investment income per share rose 14% in the 2003 period to $2.06 from $1.81.

The largest component of excess investment income is tax-equivalent net investment income, which increased 6% to $413 million in the first nine months of 2003, compared with $390 million during the same 2002 period. The increase was primarily the result of the 7% growth in the investment portfolio (based on average invested assets). Average invested assets, which include fixed maturities at amortized cost, were $7.8 billion in the 2003 nine-month period, compared with $7.3 billion in the 2002 period. The $517 million increase in average invested assets over the prior-year period was achieved even though Torchmark used $212 million to repurchase Torchmark shares under its share repurchase program during the prior twelve months.

Financing costs declined 15% to $22 million in the 2003 period. This decline in financing costs resulted from lower interest rates compared with the prior period and the favorable effect they have had on Torchmark’s swap instruments and commercial paper borrowings.

Approximately 93% of Torchmark’s investments at fair market value are in a diversified fixed-maturity portfolio. The balance of investments is in mortgages (1.4%), short-terms (0.5%), policy loans, which are secured by policy cash values (3.4%), and other investments (1.7%). At September 30, 2003, fixed maturities had a fair value of $8.0 billion, compared with $7.2 billion at December 31, 2002 and $7.1 billion at September 30, 2002. An analysis of Torchmark’s fixed-maturity portfolio by component at September 30, 2003 is as follows.

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U. S. Government direct obligations & agencies	$72	$5	$(2)	$75	0.9
GNMA pools	69	7		76	1.0
Other mortgage-backed securities	93	8		101	1.3
States, municipalities and political subdivisions	111	7	(1)	117	1.5
Foreign governments	20	2		22.3
Corporates	5,557	553	(38)	6,072	76.1
Asset-backed securities	87	6	(2)	91	1.1
Redeemable preferred stocks	1,301	121	(7)	1,415	17.8

Total fixed maturities	$7,310	$709	$(50)	$7,969	100.0

* At fair value

Torchmark’s $8.0 billion fixed-maturity portfolio at fair market value had a net unrealized gain of $659 million at September 30, 2003. At the end of the third quarter last year, the $7.1 billion portfolio had a net unrealized gain of $292 million. At year-end 2002, the $7.2 billion portfolio had a net unrealized gain of $306 million. The improvement in market valuation of the portfolio at September 30, 2003 resulted primarily from the continued reduction during the nine-month period in interest rates and in yields on competing assets.

An analysis of the fixed-maturity portfolio by quality rating at September 30, 2003 is as follows.

Fixed Maturities by Rating*

(Dollar amounts in millions)

	Amortized Cost	%	Fair Market Value	%
AAA	$337	4.6	$361	4.5
AA	268	3.7	300	3.8
A	3,066	41.9	3,412	42.8
BBB	2,879	39.4	3,129	39.3
BB	476	6.5	480	6.0
B	242	3.3	244	3.1
Below B	42	0.6	43	0.5

	$7,310	100.0	$7,969	100.0

*Rating based on Bloomberg composite

The portfolio has an average quality rating of “BBB+.” Approximately 90% of the portfolio at amortized cost was considered investment grade.

The majority of Torchmark’s fixed-maturity holdings are in corporate securities. Torchmark’s investments in corporate fixed maturities are highly diversified in a wide range of industry sectors. At fair value, the following table presents the highest ten percentage holdings of Torchmark’s corporate fixed maturities by industry sector at September 30, 2003.

Industry	%
Depository institutions	17.4
Electric, gas, sanitation services	15.6
Insurance carriers	14.2
Nondepository credit institutions (finance)	5.9
Communications	4.5
Chemicals & allied products	3.9
Food & kindred products	3.3
Transportation equipment	2.9
Petroleum refining & related industries	2.9
Industrial, commercial machinery, computer equipment	2.4
All other sectors *	27.0

100.0

*No other individual industry sector represented more than 2% of Torchmark’s corporate fixed maturities.

During the first nine months of 2003, Torchmark continued to make investments in investment-grade fixed-maturity corporate bonds and trust preferred securities (classified as redeemable preferred stocks) with a diversity of issuers and industry sectors. The chart below summarizes selected information for fixed maturity purchases. Both yield and average life calculations on new purchases of noncallable bonds are based on the maturity date. In the case of callable bonds, the average life is based on the call date or maturity date, whichever produces the lowest yield (“yield to worst”).

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the nine months ended September 30,
	2003	2002
Cost of acquisitions:
Investment-grade corporate securities	$983.7	$780.5
Other investment-grade securities	31.3	54.0
Below investment-grade securities	1.8	33.2

Total fixed-maturity acquisitions	$1,016.8	$867.7

Average yield *	6.47%	7.41%
Effective annual yield *	6.58%	7.55%

Average life (in years, to worst call)	22.43	12.69

*Tax equivalent basis

While Torchmark had been able to maintain a yield in excess of 7.25% on new investments over the last several years, the recent decline in rates in financial markets has caused such yields to become unavailable for investment-grade corporate purchases. As a result, new money was invested at an average effective yield of 6.3% in the third quarter of 2003. While the lower yields available to Torchmark are expected to reduce investment income in the near term, the impact of the lower rates on excess investment income and total net income is expected to be immaterial in the near term. This is because Torchmark has been able to reduce the crediting rates on the majority of its interest-sensitive and annuity products, offsetting a large portion of the reduction in income. Additionally, the lower interest rate environment reduces the cost of Torchmark’s commercial paper borrowings and enhances the benefits from its interest rate swaps, further reducing financing costs and minimizing the impact of lower investment rates on income.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

(Dollar amounts in millions)

	At September 30, 2003	At December 31, 2002	At September 30, 2002
Amortized cost (millions)	$7,310	$6,889	$6,775
Gross unrealized gains (millions)	709	482	509
Gross unrealized losses (millions)	(50)	(177)	(216)

Fair market value (millions)	$7,969	$7,194	$7,068

Average yield (tax-equivalent book basis)	7.30%	7.43%	7.44%
Average life (in years, to worst call)	10.8	9.6	9.4
Average life (in years, to maturity)	14.3	13.6	13.3
Effective duration (to worst call) *	6.4	5.9	5.9
Effective duration (to maturity)*	7.7	7.3	7.3

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

The following tables disclose certain information about unrealized losses in Torchmark’s fixed-maturity portfolio at September 30, 2003.

Analyses of Gross Unrealized Investment Losses on Fixed Maturities

At September 30, 2003

(Amounts in millions)

	Fair value greater than 80% of book	Fair value less than 80% of book for less than 6 months	Fair value less than 80% of book from 6 months to 1 year	Fair value less than 80% of book for more than 1 year	Total
Investment grade securities:
Corporates	$16.4				$16.4
U.S. government and agency	1.6				1.6
Asset-backed securities	.3				.3
Redeemable preferred stock	2.1				2.1
Non-investment grade securities:
States, municipals, & political subdivisions				$1.3	1.3
Corporates	20.4			1.3	21.7
Asset-backed securities	1.5				1.5
Redeemable preferred stock				4.8	4.8

	$42.3	$0.0	$0.0	$7.4	$49.7

Maturity distribution:
Due in one year or less	$.4				$.4
Due in more than 1 year through 5 years	10.7			$1.3	12.0
Due in more than 5 years through 10 years	7.3			1.0	8.3
Due in more than 10 years through 20 years	9.0				9.0
Due in more than 20 years	14.9			5.1	20.0

	$42.3	$0.0	$0.0	$7.4	$49.7

Major sectors:
Electric, gas, water, sanitation services	$8.9			$0.9	$9.8
Insurance carriers	4.2			4.8	9.0
Communications	5.0				5.0
Transportation equipment	3.3				3.3
General merchandise stores	3.0				3.0
Auto repair, services, parking	2.9				2.9
Food stores	2.0				2.0
U.S. Government	1.6				1.6
Industrial, comm machinery, computer equip	1.5				1.5
Petroleum refining & related industries	1.5				1.5
Rubber & miscellaneous plastics products	1.4				1.4
Municipal bonds				1.3	1.3
Metal mining	1.1				1.1
Other	5.9			0.4	6.3

	$42.3	$0.0	$0.0	$7.4	$49.7

Realized gains and losses. As presented in the table reconciling Torchmark’s segment results to its Consolidated Statement of Operations in Note D – Business Segments, one component of net income which is not a component of segment operations is after-tax realized investment gains (losses). A realized gain (loss) is a recurring item that Torchmark does not consider to be a component of its core operations. Torchmark’s core operations consist of its business of providing insurance coverage. In the course of conducting this business, investments are made in assets, predominately fixed maturities, to support its insurance policy liabilities. Yields on these investments are expected to provide for the cost of carrying those insurance liabilities. While Torchmark’s fixed maturities are available for sale, Torchmark’s intent is generally to hold these investments to maturity. Torchmark is not in the business of trading investments for profit, and any gain or loss realized is only secondary to its operations. Further, realized investment gains (losses) are subject to interest rate levels and economic events outside the control of the Company.

Torchmark’s core insurance business is very long-term in nature, with the realization of actual profits emerging over many years. Realized gains and losses are not considered in determining premium rates or product profitability in Torchmark’s insurance products, nor are they considered to be part of investment income. Therefore, they have no bearing on segment results as management views Torchmark’s core operations. In the manner that Torchmark manages its insurance business, investment gains and losses do occur incidentally, usually as a result of investment sales for tax reasons or because of deterioration in investment quality. These temporary gains and losses can be substantial in relation to core segment results, and as a result, have a material positive or negative impact on net income.

Additionally, accounting rules require Torchmark to revalue its interest-rate swaps at their fair value at the end of each accounting period. These fair values fluctuate with interest rates in financial markets. While period-to-period fluctuations can be substantial, the value of the swaps, and the cumulative unrealized gains and losses from marking the swaps to market value from inception, will be zero when the swap agreements expire. The accounting rules require that these temporary unrealized changes in swap values be included as a component of realized gains (losses) on the Statement of Operations.

During September, 2003 the Securities and Exchange Commission made public its interpretation of SFAS 133, the GAAP rules concerning derivatives. Their interpretation concluded that all income and expenses related to a non-hedged derivative must be recorded in the same line item that the adjustment to fair value is recorded. This interpretation is effective immediately with prior periods to be reclassified accordingly for comparability. This interpretation no longer allows Torchmark to reduce interest expense on its Statement of Operations to reflect the reduction in interest expense resulting from its interest-rate swap agreements. Instead, this cash savings in interest cost must be combined with the non-cash unrealized fair value adjustment and has been included as a component of realized investment gains and losses. Torchmark’s pretax interest cost reduction from its swap derivatives that was included in realized investment gains was $20 million in the nine months of 2003 and $17 million in the same period of 2002.

The table below presents after-tax realized gains (losses) along with net income so that investors and other financial statement users may determine their impact on net income for the nine-month periods ended September 30, 2003 and 2002.

	Nine months ended September 30,
	2003	2002
	(Dollar amounts in thousands)
Realized investment gains (losses) (after tax)	$(1,550)	$(27,871)
Net income	318,107	278,241

Per diluted share:
Realized investment gains (losses) (after tax)	(.01)	(.23)
Net income	2.74	2.29

The following table summarizes Torchmark’s tax-effected realized gains (losses) for the nine-month period ended September 30, 2003 and the comparable prior-year period.

Analysis of Realized Gains (Losses)

(Dollar amounts in thousands, except for per share data)

	Nine months ended September 30,
	2003		2002
	Amount	Per Share	Amount	Per Share
Realized gains (losses), net of tax, from:
Investment sales	$(2,304)	$(0.02)	$2,267	$0.02
Writedown of fixed maturities	(6,305)	(0.05)	(53,648)	(0.44)
Valuation of interest rate swap agreements	(5,697)	(0.05)	12,351	0.10
Cash from spread on interest rate swap agreements	12,756	0.11	11,159	0.09

Total	$(1,550)	(0.01)	$(27,871)	$(0.23)

Net realized capital losses from investments, excluding interest rate swaps, were $8.6 million after tax for the 2003 nine months, compared with net realized losses of $51.4 million in the year-ago period. The 2003 losses consist of a writedown of bonds in the amount of $6.3 million and losses on the sale of other investments of $2.3 million. During the first quarter of 2003, the book values of certain bonds were considered to be other-than-temporarily impaired and were written down from a total of $16.3 million to $6.6 million, resulting in the after-tax loss of $6.3 million. In the 2002 second quarter, Torchmark wrote down bonds with a book value of $110 million determined to be other-than-temporarily impaired to their fair value at that time of $27 million. This writedown resulted in an after-tax loss of $54 million in 2002.

Financial Condition

Liquidity. Torchmark’s liquidity is represented by its positive cash flow, a portfolio of marketable investments, and the availability of a line of credit facility. Torchmark’s insurance operations have historically generated cash flows well in excess of immediate requirements. Torchmark’s net cash inflows from operations were $559 million in the first nine months of 2003, compared with $509 million in the same period of 2002. Additionally, Torchmark received $127 million from net deposit product collections in the nine-months of 2003, compared with $26 million in the same period of 2002. Torchmark also received $529 million in investment maturities or repayments during the first nine months of 2003.

Torchmark’s cash and short-term investments were $50 million at September 30, 2003, compared with $80 million at December 31, 2002 and $37 million at the end of September, 2002. In addition to these liquid assets, Torchmark’s entire portfolio of fixed-income and equity securities, in the approximate amount of $8.0 billion at fair value on September 30, 2003, is available for sale should any need arise. Substantially all of Torchmark’s fixed-income and equity securities are publicly traded.

Torchmark has in place a line of credit facility with a group of lenders that allows unsecured borrowings and stand-by letters of credit up to $625 million. The facility consists of two parts: a $325 million 364-day tranche maturing November 27, 2003 and a $300 million five-year tranche maturing November 30, 2006. The company has the ability to request up to $200 million in letters of credit to be issued against the $300 million five-year tranche. Under either tranche, interest is charged at variable rates. The line of credit is further designated as a back-up credit line for a commercial paper program not to exceed $600 million, whereby Torchmark may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million. Commercial paper borrowings and letters of credit on a combined basis may not exceed $625 million. At September 30, 2003, Torchmark had $171 million face amount of commercial paper outstanding ($171 million book value), $170 million letters of credit issued, and there were no borrowings under the line of credit. A facility fee is charged on the entire $625 million facility. The facility has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreements, Torchmark is subject to certain covenants regarding capitalization and interest coverage. At September 30, 2003, Torchmark was in full compliance with these covenants.

Capital resources. Torchmark’s capital structure consists of short-term debt (the commercial paper facility described above), long-term funded debt, trust preferred securities, and shareholders’ equity. Torchmark adopted the provisions of accounting rule SFAS 150 effective July 1, 2003, which required its mandatorily-redeemable preferred securities to be reclassified as a liability. As a result, Torchmark’s Trust Preferred Securities are now included as a component of long-term debt. The Standard does not allow reclassification in prior periods for comparison. Torchmark’s outstanding long-term debt at book value, including the Trust Preferreds, was $698 million at September 30, 2003. This compares with a total book value of $696 million at December 31, 2002, consisting of $552 million of long-term debt and $144 million of Trust Preferred Securities. At September 30, 2002, the book value of long-term debt and the Trust Preferreds totalled $697 million. An analysis of long-term debt issues outstanding is as follows at September 30, 2003.

Long Term Debt at September 30, 2003

(Dollar amounts in thousands)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Senior Debentures	2009	8 1/4%	$99,450	$99,450	$120,832
Notes	2023	7 7/8	168,912	165,850	207,120
Notes	2013	7 3/8	94,050	93,036	111,967
Senior Notes	2006	6 1/4	180,000	194,917	198,594

Total funded debt			542,412	553,253	638,513
Trust Preferred Securities	2041	7 3/4	150,000	144,444	161,200

Total long-term debt			$692,412	$697,697	$799,713

The carrying value of Torchmark’s 6.25% Senior Note is adjusted each period to reflect the change in fair value of a swap instrument which hedges the value of the note. This instrument increased the value of long-term debt by $16.4 million, $15.1 million, and $15.8 million at September 30, 2003, December 31, 2002, and September 30, 2002, respectively.

Torchmark acquired 5.3 million of its outstanding common shares on the open market at a cost of $199 million during the first nine months of 2003 under its share repurchase program. On July 24, 2003, Torchmark’s Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and timing that Company management, in consultation with the Board, determined to be in the best interest of the Company. Torchmark has repurchased its common stock every year since 1986, except for 1995, the year following the acquisition of American Income. Since 1998, the Company has repurchased 34.2 million shares at a total cost of $1.2 billion, and has acquired no fewer than 3.4 million shares in any one year. Torchmark intends to continue the repurchase of its common shares when financial markets are favorable. Also on July 24, 2003, Torchmark announced that it will increase its quarterly dividend to $.11 per share, beginning in the fourth quarter of 2003.

Shareholders’ equity was $3.17 billion at September 30, 2003. This compares with $2.85 billion at December 31, 2002 and $2.76 billion at September 30, 2002. The primary factors causing the growth in shareholders’ equity during the 2003 nine months were the addition of earnings of $318 million and unrealized gains of $229 million, offset by dividends of $33 million and Torchmark share purchases of $199 million.

Torchmark is required by an accounting rule (SFAS 115) to revalue its available-for-sale fixed-maturity portfolio to fair market value at the end of each accounting period. These changes, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity. Changes in the fair value of the portfolio result from changes in interest rates in financial markets. While SFAS 115 requires invested assets to be revalued, it does not permit interest-bearing insurance policy liabilities to be valued at fair value in a consistent manner. If these liabilities were revalued in the same manner as the assets, the effect on equity would be largely offset. The size of both Torchmark’s investment portfolio and its policy liabilities are quite large in relation to its shareholders’ equity. Therefore, this inconsistency in measurement usually has a material impact in the reported value of shareholders’ equity. Fluctuations in interest rates cause undue volatility in the period-to-period presentation of Torchmark’s shareholders’ equity, capital structure, and financial ratios which would be essentially removed if interest-bearing liabilities were valued in the same manner as assets. For this reason, Torchmark’s management, credit rating agencies, lenders, many industry analysts, and certain other financial statement users prefer to remove the effect of SFAS 115 when analyzing Torchmark’s balance sheet, capital structure, and financial ratios.

The following tables present selected data related to Torchmark’s capital resources. Additionally, the tables present the effect of SFAS 115 on relevant line items, so that investors and other financial statement users may determine its impact on Torchmark’s capital structure.

Selected Financial Data

	At September 30, 2003		At December 31, 2002		At September 30, 2002
	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*
Fixed maturities (millions)	$7,969	$659	$7,194	$306	$7,068	$292
Deferred acquisition costs (millions) **	2,379	(39)	2,286	(18)	2,247	(18)
Total assets (millions)	13,217	620	12,361	288	12,169	274
Short-term debt (millions)	171	0	201	0	178	0
Long-term debt (millions)	698	0	552	0	552	0
Trust preferred securities (millions)	0	0	144	0	144	0
Shareholders’ equity (millions)	3,173	403	2,851	187	2,760	178

Book value per diluted share	27.89	3.54	24.04	1.58	23.23	1.50

Diluted shares outstanding (thousands)	113,765		118,598		118,812
Actual shares outstanding (thousands)	113,143		118,267		118,557

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item

**	Includes the value of insurance purchased

Pension assets: The following chart presents assets at fair value for Torchmark’s defined-benefit pension plans at September 30, 2003 and the prior year end.

Pension Assets by Component

(Dollar amounts in thousands)

	September 30, 2003		December 31, 2002
	Amount	%	Amount	%
Corporate debt	$43,378	28.1	$41,278	31.1
Other fixed maturities	26,126	16.9	23,563	17.8
Equity securities	57,351	37.2	33,959	25.6
Securities of Torchmark	12,875	8.4	12,682	9.6
Short-term investments	8,880	5.8	16,886	12.7
Annuity contract issued by Torchmark	3,357	2.2	3,278	2.5
Other	2,149	1.4	949	0.7

Total	$154,116	100.0	$132,595	100.0

The increase in pension assets during 2003 resulted primarily from improved financial markets during the period but also from a $9.6 million contribution during the period. The liability for qualified defined-benefit pension plans was $141 million at December 31, 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended September 30, 2003.

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

As of the end of the fiscal quarter completed September 30, 2003, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended September 30, 2003, there have not been any significant changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation. No significant deficiencies or material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Torchmark and its subsidiaries continue to be named as parties to pending or threatened legal proceedings. These lawsuits involve tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark’s subsidiaries, employment discrimination, and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages in state courts of Alabama, a jurisdiction particularly recognized for its large punitive damage verdicts. A number of such actions involving Liberty also name Torchmark as a defendant. In 1999, Alabama enacted legislation limiting punitive damages in non-physical injury cases to the greater of $500,000 or three times compensatory damages. Since this legislation has not undergone scrutiny by appellate courts regarding its constitutionality and a jury’s discretion regarding the amount of compensatory damages (including mental anguish) awarded in any given case is not precisely defined, the effect of this legislation on Torchmark’s litigation remains unclear. Additionally, it should be noted that Torchmark subsidiaries actively market insurance in the State of Mississippi, a jurisdiction which is recognized nationally for large punitive damage verdicts. Bespeaking caution is the fact that the likelihood or extent of a punitive damage award in any given case is currently impossible to predict. As of September 30, 2003, Liberty was a party to approximately 96 active lawsuits (including 7 employment related cases and excluding interpleaders and stayed cases), 67 of which were Alabama proceedings and 15 of which were Mississippi proceedings in which punitive damages were sought. Liberty faces trial settings in these cases on an on-going basis.

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

As previously reported, Liberty was served on October 28, 1999 with a subpoena from the Florida Department of Insurance in connection with that Department’s investigation into Liberty’s sales practices and disclosures in the State of Florida regarding industrial life insurance and low face amount coverage life insurance policies. In approximately the same time frame, Liberty also received similar subpoenas from the Alabama, Georgia, Kentucky, Texas, South Carolina and Minnesota Insurance Departments regarding its industrial life insurance and other low face-amount life insurance policies sold in those states. Specific inquiry was made into the historical use of race-distinct mortality in the design or pricing of industrial insurance, a practice believed to be actuarially sound, but nevertheless discontinued by Liberty many years ago. In 1988, Liberty endeavored to convert to paid-up status those policies utilizing race-distinct mortality that remained in premium-paying status at that time. Liberty responded to these subpoenas in a timely fashion. In July 2000, the Florida and Georgia Insurance Departments issued cease and desist orders to all companies reporting premium income from industrial life insurance, including Liberty, stating that, to the extent that any company is currently collecting any race-distinct insurance premiums from Florida and Georgia residents, respectively, it immediately cease and desist from collecting any premium differential based on the race of the policyholders. Upon receiving the Georgia order, Liberty informed the Georgia Insurance Department that Liberty did not interpret the Georgia Department’s directive as a cease and desist order since it did not afford Liberty the opportunity for a mandatory or voluntarily requested hearing thereunder. On August 22, 2000, the Florida District Court of Appeals issued an order staying the Florida Insurance Department’s immediate final cease and desist order, pending appeals to the Florida Supreme Court. The Florida Supreme Court subsequently reversed and rendered the District Court of Appeals’ order, and thus declared the cease and desist order null and void. Liberty, as an Alabama domestic company, was examined by representatives of the Alabama Department of Insurance with regard to issues parallel to those raised by the State of Florida. By order dated January 28, 2002, the Alabama Department finalized a report of its examination of Liberty. The report was turned over to the Alabama Department’s Legal Division for further consideration.

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

On July 3, 2000, the District Court issued an order in the Moore case granting in part and denying in part the plaintiffs’ motions. The District Court ordered the Moore plaintiffs to file an amended complaint setting forth their claims under 28 U.S.C. §§ 1981 and 1982 and, if such claims were timely, any state law claims for breach of contract related to the discontinuance of debit collections, and dismissed with prejudice all remaining state law claims of the plaintiffs as time-barred by the common law rule of repose. On July 14, 2000, plaintiffs filed their amended complaint with the District Court and Liberty filed a motion to alter or amend the District Court’s July order or, in the alternative, requested that the District Court certify for purposes of appeal the issue whether the state law doctrine of repose should be applied to and bar plaintiffs’ actions under 28 U.S.C. §§ 1981 and 1982. The District Court entered such an order on July 21, 2000 and stayed proceedings in Moore pending resolution of Liberty’s petition to the U.S. Circuit Court of Appeals for the Eleventh Circuit. Liberty filed a petition on July 30, 2000 with the Eleventh Circuit seeking that Court’s permission to appeal the portions of the District Court’s July order in Moore granting the plaintiffs the right to file the amended complaint. The Eleventh Circuit Court granted Liberty’s motion and agreed to consider Liberty’s arguments regarding the applicability of the state law of repose to actions under 28 U.S.C. §§1981 and 1982. Oral arguments were heard by the Eleventh Circuit Court on July 20, 2001. On September 28, 2001, the Eleventh Circuit Court ruled that the rule of repose was not a bar to the Moore claims in federal court and that there is no reverse pre-emption under the McCarrin Ferguson Act. Liberty filed a petition seeking an en banc rehearing in the Eleventh Circuit Court, which was subsequently denied. Liberty filed a petition for a writ of certiorari with the U.S. Supreme Court on February 21, 2002, which was denied. The plaintiffs filed their motion for class certification in Moore with the District Court on December 20, 2002 and Liberty filed its opposition to this motion on February 3, 2003. A class certification hearing in Moore was held by the District Court on September 16, 2003. The parties are awaiting the District Court’s ruling.

Also bearing on this issue, a panel of U.S. Circuit Court of Appeals for the Fifth Circuit has reversed and remanded denial of class certification in a similar race-distinct premium case involving other unaffiliated insurance company defendants. That Court stated that if liability was ultimately found, the class action plaintiffs would be entitled to a full refund of all excess premiums paid over the course of many years. This Fifth Circuit decision is subject to a motion for rehearing and a motion for an en banc rehearing.

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

There are a total of 16 race-distinct mortality cases pending in the U.S. District Court for the Northern District of Alabama (with two of such cases having been originally filed in the U.S. District Court for the Northern District of Georgia), including Sunday v. Liberty National Life Insurance Company, Case No. CV02-BE-0639-S), in which approximately 411 individuals assert that they had discriminatory insurance policies with Liberty. Bass v. Liberty National Life Insurance Company (Case No.: 03-5-574-N), a case with similar allegations which was filed May 28, 2003 in the U.S. District Court for the Middle District of Alabama, has been transferred to the U.S. District Court for the Northern District of Alabama and consolidated with the Moore case. The Baldwin and Edwards cases remain pending in Alabama Circuit Courts. Plaintiffs’ attorneys have actively advertised for additional plaintiffs to join these suits or file additional suits.

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

United Investors filed a petition for rehearing with the Supreme Court seeking clarification of the Supreme Court’s opinion which did not address the jury’s verdict for United Investors on Waddell & Reed’s counterclaims. On July 3, 2003, the Supreme Court issued an opinion withdrawing its prior April 18, 2003 opinion. The revised opinion affirmed the trial jury’s verdict in favor of United Investors and against Waddell & Reed on Waddell & Reed’s claims for unjust enrichment, breach of contract and fraud and also affirmed a separate ruling by the trial judge that there was no contract between United Investors and Waddell & Reed as alleged by Waddell & Reed. The Supreme Court left intact its earlier decisions reversing and rendering the trial court jury’s verdict in favor of United Investors on its claims of tortious interference and fraud related to Waddell & Reed’s campaign to replace existing United Investors variable annuity policies with those of another carrier and reversing and remanding back to the trial court for a new trial United Investors’ other claims for conversion, breach of contract, fraud and concealment. Waddell & Reed then filed a petition for rehearing regarding the Supreme Court’s July 2003 opinion which United Investors opposed.

On September 5, 2003, the Supreme Court denied Waddell & Reed’s petition for rehearing and also vacated and remanded the case to the Jefferson County Alabama Circuit Court with a clarifying opinion. On September 25, 2003, United Investors filed a motion for summary judgment in this case with the Alabama Circuit Court. Subsequently, on October 22, 2003, Waddell & Reed delivered to United Investors $12.8 million, the amount of the disputed commissions Waddell & Reed had previously withheld from United Investors, plus interest. Waddell & Reed then filed a motion to amend its complaint in the Kansas District Court litigation to claim this sum as additional damages in the Kansas proceeding. Based upon the delivery of such check, Waddell & Reed moved for summary judgment in the Alabama Circuit Court which United Investors opposed. A hearing on Waddell & Reed’s motion for summary judgment was held on October 24, 2003 and the parties are awaiting the Circuit Court’s ruling. United Investors will continue to pursue its remaining claims against Waddell & Reed pursuant to the Alabama Circuit Court’s direction.

On January 22, 2002, purported class action litigation was filed against Liberty and Torchmark in the Circuit Court of Choctaw County, Alabama on behalf of all persons who currently or in the past were insured under Liberty cancer policies which are no longer marketed regardless of whether such policies remain in force or have lapsed (Roberts v. Liberty National Life Insurance Company, Case No. CV-2002-009-B). Plaintiffs in this action are alleged to have purchased guaranteed renewable cancer policies wherein Liberty reserved the right to change premium rates. They allege that Liberty ceased marketing certain cancer policies -”closed” the block of business, capping the potential pool of insureds and leading to increased premiums to the remaining insureds. They further allege that in instituting premium increases on cancer policies after the Robertson v. Liberty National Life Insurance Company class action settlement, Liberty misrepresented the reasons for such premium increases. This action asserts claims for breach of contract in implementing premium rate increases on a basis other than that set out in the policies, misrepresentation regarding the premium increases, fraud and suppression concerning the closed block of business and unjust enrichment. Unspecified compensatory and punitive damages, attorneys fees, costs and interest are sought by plaintiffs. Defendants filed a motion to dismiss or, in the alternative, for summary judgment on March 27, 2002 with the Circuit Court. A hearing on this motion was held on October 23, 2002. The Circuit Court subsequently denied the motion and a subsequent motion to reconsider, following which, on April 23, 2003, defendants filed a petition for a writ of mandamus with the Alabama Supreme Court or for a more definite statement. The Supreme Court directed the parties to brief the issues and all briefs have been submitted. Oral arguments in the case have been scheduled by the Supreme Court on November 6, 2003.

On March 13, 2003, purported class action litigation was filed against United American Insurance Company in the Circuit Court of Duval County, Florida (Moore v. United American Insurance Company, Case No. 16-2003-CA-001955-XXXX-MA, Division CV-E). The plaintiff, representing a class with in excess of 8,000 members, asserts that the annual additional fee that United American charges him and its other Medicare Supplement insurance policyholders for electronic processing of claims is a premium or charge subject to filing with and approval by the State of Florida’s Department of Financial Services/Department of Insurance (Department) and that such charge has never been filed by United American with and approved by the Department. The plaintiff alleges claims for breach of contract and the implied covenant of good faith and fair dealing as well as for declaratory relief. Compensatory damages including the refund of all premium charges found to be illegal, a declaratory judgment, interest, costs, and attorney’s fees are sought.

United American filed a motion to dismiss this action, which was granted by the Circuit Court on July 14, 2003. The case was subsequently refilled by the plaintiff and United American filed another motion to dismiss the case, which was denied by the Circuit Court on October 22, 2003. United American will file appropriate responsive pleadings in this case with the Circuit Court.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

(11)	Statement re computation of per share earnings

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by C.B. Hudson

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

(32.1)	Section 1350 Certification by C.B. Hudson and Gary L. Coleman

(b)	Reports on Form 8-K

A Form 8-K dated July 7, 2003 was filed in the third quarter of 2003 containing a press release announcing the withdrawal of a prior opinion and the issuance by the Alabama Supreme Court of their revised opinion in the litigation by United Investors Life Insurance Company against Waddell & Reed. The Form 8-K contained no financial statements.

A Form 8-K dated July 22, 2003 was filed in the third quarter of 2003 furnishing a press release announcing Torchmark Corporation’s second quarter 2003 financial results. The Form 8-K contained no financial statements.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: November 11, 2003	/s/ C. B. Hudson

C. B. Hudson, Chairman of the Board and Chief Executive Officer

Date: November 11, 2003	/s/ Gary L. Coleman

Gary L. Coleman, Executive Vice President and Chief Financial Officer (Chief Accounting Officer)