Form 10-K
period 2003-12-31
TORCHMARK CORP
filed 2004-03-15
CIK 320335

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

Commission file number

December 31, 2003

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

YES  ☒        NO  ☐

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT: $5,852,656,590

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK, AS OF

FEBRUARY 27, 2004:112,291,953

DOCUMENTS INCORPORATED BY REFERENCE

PROXY STATEMENT FOR ANNUAL MEETING OF STOCKHOLDERS TO BE HELD APRIL 29, 2004, PART III

INDEX OF EXHIBITS (PAGES 94 through 97)

TOTAL NUMBER OF PAGES INCLUDED ARE 104

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

The following table presents Torchmark’s business by primary marketing distribution method.

Primary Distribution Method	Company	Products and Target Markets	Distribution

Direct Response	Globe Life And Accident Insurance Company Oklahoma City, Oklahoma	Individual life and supplemental health insurance including juvenile and senior life coverage and Medicare Supplement marketed to middle-income Americans.	Direct response, mail, television, magazine; nationwide.

Liberty National Exclusive Agency	Liberty National Life Insurance Company Birmingham, Alabama	Individual life and supplemental health insurance marketed to middle-income families.	2,197 full-time sales representatives; 111 district offices in the Southeastern U.S.

American Income Exclusive Agency	American Income Life Insurance Company Waco, Texas	Individual life and supplemental health insurance marketed to union and credit union members.	2,291 agents in the U.S., Canada, and New Zealand.

United Investors Agency	United Investors Life Insurance Company Birmingham, Alabama	Individual life insurance and annuities to middle-income Americans.	Independent Agency.

Military	Liberty National Life Insurance Company Birmingham, Alabama Globe Life And Accident Insurance Company Oklahoma City, Oklahoma	Individual life insurance marketed to active and retired military officers.	Independent Agency through career agents nationwide.

United American Independent Agency and Branch Office Agency	United American Insurance Company McKinney, Texas	Senior life and supplemental health insurance including Medicare Supplement coverage and other supplemental health insurance and life products marketed to over-age 50 individuals.	31,092 independent agents in the U.S., Puerto Rico and Canada; 1,510 exclusive producing agents in branch offices.

Additional information concerning industry segments may be found in Management’s Discussion and Analysis and in Note 16—Business Segments in the Notes to the Consolidated Financial Statements.

Insurance

Life Insurance

Torchmark’s insurance subsidiaries write a variety of nonparticipating ordinary life insurance products. These include traditional and interest sensitive whole-life insurance, term life insurance, and other life insurance. The following table presents selected information about Torchmark’s life products.

	(Amounts in thousands)

	Annualized Premium in Force
	2003	2002	2001
Whole life:
Traditional	$817,454	$758,770	$695,261
Interest-sensitive	138,676	146,985	154,743
Term	459,135	411,534	387,695
Other	34,025	25,867	19,714

	$1,449,290	$1,343,156	$1,257,413

The distribution methods for life insurance products include sales by direct response, exclusive agents and independent agents. These methods are discussed in more depth under the heading Marketing. The following table presents life annualized premium in force by distribution method.

	(Amounts in thousands)

	Annualized Premium in Force
	2003	2002	2001
Direct response	$404,963	$357,393	$326,111
Exclusive Agents:
Liberty National	321,176	318,613	314,676
American Income	346,982	302,064	265,912
United American	19,715	21,286	21,158
Military	179,027	158,840	141,565
Independent Agents:
United American	56,891	58,087	54,143
Other	120,536	126,873	133,848

	$1,449,290	$1,343,156	$1,257,413

Health insurance

Torchmark offers supplemental health insurance products. These are generally classified as (1) Medicare Supplement, (2) cancer and (3) other supplemental health policies.

Medicare Supplement policies are offered on both an individual and group basis through exclusive and independent agents, and direct response. These guaranteed renewable policies provide reimbursement for certain expenses not covered by the federal Medicare program. One popular feature is an automatic claim filing system for Medicare Part B benefits whereby policyholders do not have to file most claims because they are paid from claim records sent electronically directly to Torchmark by Medicare.

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

Other health policies include accident, long-term care and limited-benefit hospital and surgical coverages. These policies are generally issued as guaranteed-renewable and are offered on an individual basis through exclusive and independent agents, and direct response. They are designed to supplement existing medical coverages. Benefits are triggered by certain health-related events or incurred expenses. Benefit amounts are per diem, per health-related event or defined expenses incurred up to a stated maximum.

The following table presents supplemental health annualized premium information for the three years ended December 31, 2003 by product category.

	(Amounts in thousands)

	Annualized Premium in Force
	2003	2002	2001
Medicare Supplement	$687,489	$714,112	$760,848
Cancer	181,626	172,830	169,341
Other health-related policies	195,313	143,540	112,454

	$1,064,428	$1,030,482	$1,042,643

The number of individual health policies in force were 1.62 million, 1.58 million, and 1.59 million at December 31, 2003, 2002, and 2001, respectively.

The following table presents supplemental health annualized premium in force for the three years ended December 31, 2003 by marketing (distribution) method.

	(Amounts in thousands)

	Annualized Premium in Force
	2003	2002	2001
Direct response	$33,256	$23,932	$18,817
Exclusive agents:
Liberty National	172,106	165,394	162,724
American Income	55,421	51,299	49,260
United American	322,428	316,337	337,026
Independent agents:
United American	481,217	473,520	474,816

	$1,064,428	$1,030,482	$1,042,643

Annuities

Annuity products offered include single-premium deferred annuities, flexible-premium deferred annuities, and variable annuities. In recent years Torchmark has deemphasized the marketing of annuity products, and annuities now comprise less than 2% of insurance underwriting income.

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

Reserves

The life insurance policy reserves reflected in Torchmark’s financial statements as future policy benefits are calculated based on generally accepted accounting principles (GAAP). These reserves, with premiums to be received in the future and the interest thereon compounded annually at assumed rates, must be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and persistency assumptions used in the calculations of reserves are based on company experience. Similar reserves are held on most of the health policies written by Torchmark’s insurance subsidiaries, since these policies generally are issued on a guaranteed-renewable basis. A list of the assumptions used in the calculation of Torchmark’s reserves are reported in the financial statements (See Note 6—Future Policy Benefit Reserves in the Notes to the Consolidated Financial Statements). Reserves for annuity products consist of the policyholders’ account values and are increased by policyholder deposits and interest credits and are decreased by policy charges and benefit payments.

Investments

The nature, quality, and percentage mix of insurance company investments are regulated by state laws that generally permit investments in qualified municipal, state, and federal government obligations, corporate bonds, preferred and common stock, real estate, and mortgages where the value of the underlying real estate exceeds the amount of the loan. The investments of Torchmark insurance subsidiaries consist predominantly of high-quality, investment-grade securities. Fixed maturities represented 93% of total investments at December 31, 2003. (See Note 3—Investments in the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis.)

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

Management believes Torchmark companies operate at lower policy acquisition and administrative expense levels than peer companies, allowing Torchmark to have competitive rates while maintaining underwriting margins. In the case of Medicare Supplement business, having low expense levels is necessary in order to meet federally mandated loss ratios and achieve the desired underwriting margins. Torchmark’s years of experience in the direct response business are a valuable asset in implementing direct response marketing operations.

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

Risk Based Capital. The NAIC requires a risk based capital formula be applied to all life and health insurers. The risk based capital formula is a threshold formula rather than a target capital formula. It is designed only to identify companies that require regulatory attention and is not to be used to rate or rank companies that are adequately capitalized. All Torchmark insurance subsidiaries are adequately capitalized under the risk based capital formula.

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

Personnel

At the end of 2003, Torchmark had 2,082 employees and 2,786 licensed employees under sales contracts. Additionally, approximately 41,000 independent and exclusive agents and brokers, who were not employees of Torchmark, were associated with Torchmark’s marketing efforts.

Item 2.    Real Estate

Torchmark, through its subsidiaries, owns or leases buildings that are used in the normal course of business. Liberty owns a 487,000 square foot building in Birmingham, Alabama which currently serves as Liberty’s, UILIC’s, and Torchmark’s home office. Approximately 160,000 square feet of this building is leased or available for lease to unrelated tenants by Liberty. Liberty also operates from 51 company-owned district offices used for agency sales personnel.

United American owns and is the sole occupant of a 140,000 square foot facility, located in McKinney, Texas (a north Dallas suburb).

Globe owns a 300,000 square foot office building in Oklahoma City, Oklahoma of which Globe occupies 56,000 square feet as its home office and the remaining space is either leased or available for lease. Globe also owns an 80,000 square foot office building also in Oklahoma City which is available for lease. Further, Globe owns a 112,000 square foot facility located in Oklahoma City which houses the Direct Response operation.

American Income owns and is the sole occupant of an office building located in Waco, Texas. The building is a two-story structure containing approximately 72,000 square feet of usable floor space. American Income also owns a 43,000 square foot facility located in Waco which houses a direct response operation.

Liberty and Globe also lease district office space for their agency sales personnel.

Torchmark believes that its owned and leased properties are suitable and adequate for its current business operations.

Item 3.    Legal Proceedings

Torchmark and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims involving tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark’s subsidiaries, employment discrimination, and miscellaneous other causes of action. A number of such actions involving Torchmark’s subsidiary Liberty also name Torchmark as a defendant. Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, management does not believe that such litigation will have a material adverse effect on Torchmark’s financial condition, future operating results or liquidity, however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future. This bespeaks caution, particularly in states with reputations for high punitive damage verdicts such as Alabama and Mississippi.

Many of these lawsuits involve claims for punitive damages in state courts of Alabama and Mississippi, jurisdictions particularly recognized for their large punitive damage verdicts. Torchmark’s management recognizes that large punitive damage awards continue to occur bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly Alabama and Mississippi, creating the potential for unpredictable material adverse judgments in any given punitive damage suit. As of December 31, 2003, Liberty was a party to approximately 93 active lawsuits (including 7 employment related cases and excluding interpleaders and stayed cases), 66 of which were Alabama proceedings and 12 of which were Mississippi proceedings in which punitive damages were sought.

As previously reported in Forms 10-K and 10-Q, beginning in October 1999, Liberty was served with subpoenas from the Departments of Insurance of several states (Florida, Alabama, Georgia, Kentucky, Texas, South Carolina and Minnesota) in connection with investigations into Liberty’s sales practices and disclosures regarding industrial and low face amount coverage life insurance policies, specifically the historical use of race-distinct mortality in the design or pricing of industrial insurance, a practice discontinued by Liberty years ago. Liberty responded to all of these subpoenas in a timely fashion.

Liberty is a party to a number of lawsuits (both a large number of lawsuits brought by individual plaintiffs and purported class action litigation with extremely broad class periods and relief sought) involving allegations of racially discriminatory pricing in the sale of insurance to African Americans. This litigation began with the filing on December 8, 1999 of Moore v Liberty National Life Insurance Company, Case No. CV-99-BU-3262-S in the United States District Court for the Northern District of Alabama. There

are currently a total of 17 race-distinct mortality cases with in excess of 700 named plaintiffs, which have been consolidated in the Moore case that are pending in the U.S. District Court for the Northern District of Alabama (either originally filed with the Court or transferred to that Court), two pending cases in Alabama Circuit Courts (Edwards v Liberty National Life Insurance Company, Case No. CV0005872 and Baldwin v. Liberty National Life Insurance Company, Case No. CV 00-684), which are currently stayed pending disposition of the Moore case, and three individual, multi-plaintiff lawsuits which were originally filed in various state courts in Mississippi and subsequently transferred to U.S. District Court for the North District of Mississippi. As previously reported, Liberty is awaiting a ruling from the Alabama Federal District Court on the issue of class certification in Moore. Additional information regarding the race-distinct mortality/dual pricing litigation can be found in the Company’s prior Forms 10-K and Forms 10-Q.

On December 23, 2003, an order of dismissal was entered by the U.S. District Court for the Northern District of Mississippi in Cates v. Liberty National Life Insurance Company, Civil Action No. 4:03CV35-P-B, one of the three above-mentioned Mississippi cases. In another of the Mississippi cases, Billingsley v. Liberty National Life Insurance Company, (Civil Action No. 2002-532), the U.S. District Court entered an order of partial dismissal on January 30, 2004, reducing the remaining number of plaintiffs to nine persons with claims involving 14 policies.

As previously reported in Forms 10-K and Forms 10-Q, Torchmark, its subsidiary United Investors Life Insurance Company (UILIC) and two current members of Torchmark’s Board of Directors remain defendants in litigation filed in the U.S. District Court for the District of Kansas by Waddell & Reed Financial, Inc. (Waddell & Reed) (Waddell & Reed Financial, Inc. v. Torchmark Corporation, Civil Action No. 01-2372-KHV). Torchmark and UILIC are also plaintiffs in litigation in Circuit Court in Jefferson County, Alabama against Waddell & Reed and Waddell & Reed, Inc. (W&R) (United Investors Life Insurance Company v. Waddell & Reed Financial, Inc., Case No. CV 00-2720). On November 2, 2003, the Jefferson County Alabama Circuit Court denied Waddell & Reed’s motion for summary judgment filed in October 2003. UILIC continues to pursue its remaining claims against Waddell & Reed in this case which is pending in the Alabama Circuit Court. Additional information regarding the Kansas District Court litigation and the Alabama Circuit Court litigation can be found in the Company’s prior Forms 10-K and Forms 10-Q.

As previously reported in Forms 10-Q, Liberty and Torchmark are parties to purported class action litigation filed in the Circuit Court of Choctaw County, Alabama on behalf of all persons who currently or in the past were insured under Liberty cancer policies which are no longer marketed regardless of whether the policies remain in force or have lapsed (Roberts v. Liberty National Life Insurance Company, Case No. CV-2002-009-B). These cases are based on allegations of breach of contract in the implementation of premium rate increases, misrepresentation regarding the premium rate increases, fraud and suppression concerning the closed block of business and unjust enrichment. On December 30, 2003, the Alabama Supreme Court issued an opinion granting Liberty’s and Torchmark’s petition for a writ of mandamus, concluding that the Choctaw Circuit Court did not have subject matter jurisdiction and ordering that Circuit Court to dismiss the action. The plaintiffs have filed a petition asking the Alabama Supreme Court to reconsider this decision. Additionally, the plaintiffs refiled their purported class action litigation against Liberty and Torchmark in the Circuit Court of Barbour County, Alabama on December 30, 2003 (Roberts v. Liberty National Life Insurance Company, Civil Action No. CV2003 0137). Additional information regarding the Roberts case can be found in the Company’s prior Forms 10-Q.

As previously reported in the Form 10-Q for the third quarter, 2002, a trial court jury in Chambers County, Alabama Circuit Court returned a $3.2 million verdict against Liberty in Ingram v. Liberty National Life Insurance Company (Civil Action No. DV-96-62). This case, originally filed in March 1996, involved allegations that an interest-sensitive life insurance policy would have paid-up policy status in ten years. Liberty pursued appellate relief from this verdict and on February 20, 2004, the Alabama Supreme Court reversed and rendered the trial court’s judgment in Ingram. The Supreme Court held that the plaintiff’s claims were barred by the statute of limitations and that the plaintiff failed to demonstrate reasonable reliance on Liberty’s representations to him regarding the policy or that Liberty suppressed material facts.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2003.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

The principal market in which Torchmark’s common stock is traded is the New York Stock Exchange. There were 5,332 shareholders of record on December 31, 2003, excluding shareholder accounts held in nominee form. Information concerning restrictions on the ability of Torchmark’s subsidiaries to transfer funds to Torchmark in the form of cash dividends is set forth in Note 14—Shareholders’ Equity in the Notes to the Consolidated Financial Statements. The market prices and cash dividends paid by calendar quarter for the past two years are as follows:

		2003 Market Price
Quarter		High	Low	Dividends Per Share
1		$38.5000	$33.3200	$.0900
2		39.3700	36.3800	.0900
3		42.0600	37.3800	.0900
4		45.5400	41.5500	.1100
Year-end closing price	$45.5400

		2002 Market Price
Quarter		High	Low	Dividends Per Share
1		$41.8600	$36.8700	$.0900
2		41.7500	37.4500	.0900
3		37.8500	31.0000	.0900
4		37.9500	32.3400	.0900
Year-end closing price	$36.5300

Item 6.    Selected Financial Data

The following information should be read in conjunction with Torchmark’s Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:

(Amounts in thousands except per share and percentage data)

Year ended December 31,	2003	2002	2001	2000	1999
Premium revenue:
Life	$1,310,373	$1,220,688	$1,144,499	$1,082,125	$1,018,301
Health	1,034,031	1,019,120	1,010,753	911,156	824,816
Other	31,379	39,225	59,917	52,929	40,969
Total	2,375,783	2,279,033	2,215,169	2,046,210	1,884,086
Net investment income	557,310	518,618	491,830	472,426	447,337
Realized investment gains (losses)	(3,274)	(38,722)	(1,255)	(2,400)	(105,991)
Total Revenue	2,930,638	2,761,049	2,708,219	2,518,816	2,231,875
Net income from continuing operations	430,141	383,433	386,377	362,035	258,830
Net income	430,141	383,433	356,513	362,035	273,956
Annualized premium issued:
Life	382,304	334,046	294,632	290,743	257,207
Health	228,114	201,782	213,284	252,472	192,826
Total	610,418	535,828	507,916	543,215	450,033
Per common share:
Basic earnings:
Net income from continuing operations	3.75	3.19	3.09	2.83	1.95
Net income	3.75	3.19	2.85	2.83	2.06
Diluted earnings:
Net income from continuing operations	3.73	3.18	3.07	2.82	1.93
Net income	3.73	3.18	2.83	2.82	2.04

Cash dividends paid	.38	0.36	0.36	0.36	0.36
Basic average shares outstanding	114,837	120,259	125,135	128,089	133,197
Diluted average shares outstanding	115,377	120,669	125,861	128,353	133,986

As of December 31,	2003	2002	2001	2000	1999
Cash and invested assets	$8,702,400	$7,790,932	$7,108,088	$6,506,292	$6,202,251
Total assets	13,460,886	12,360,722	12,428,153	12,962,558	12,131,664
Short-term debt	182,448	201,479	204,037	329,148	418,394
Long-term debt	693,403	551,564	536,152	365,989	371,555
Shareholders’ equity	3,240,099	2,851,453	2,497,127	2,202,360	1,993,337
Per diluted share	28.45	24.04	20.24	17.30	15.06
Effect of SFAS 115 on diluted equity per share(1)	3.39	1.58	(.01)	(1.09)	(1.22)
Annualized premium in force:
Life	1,449,290	1,343,156	1,257,413	1,200,144	1,130,609
Health	1,064,428	1,030,482	1,042,643	1,004,299	884,358
Total	2,513,718	2,373,638	2,300,056	2,204,443	2,014,967
Basic shares outstanding	112,715	118,267	122,888	126,389	131,996
Diluted shares outstanding	113,887	118,598	123,354	127,339	(132,348)

(1)	SFAS 115 is an accounting rule requiring fixed maturities to be revalued at fair value each period. The effect of SFAS 115 on equity per share reflects the amount added or (deducted) under SFAS 115 to produce GAAP Shareholders’ equity. Please see the explanation and discussion under the caption Capital Resources in Management’s Discussion and Analysis in this report concerning the effect this rule has on Torchmark’s equity.

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

Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond Torchmark’s control. If these estimates or assumptions prove to be incorrect, the actual results of Torchmark may differ materially from the forward-looking statements made on the basis of such estimates or assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, which may be national in scope, related to the insurance industry generally, or applicable to Torchmark specifically.  Such events or developments could include, but are not necessarily limited to:

1)  Changes in lapse rates and/or sales of Torchmark’s policies as well as levels of mortality, morbidity and utilization of healthcare services that differ from Torchmark’s assumptions;

2)  Federal and state legislative and regulatory developments, particularly those impacting taxes and changes to the federal Medicare program that would affect Medicare Supplement insurance;

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

RESULTS OF OPERATIONS

How Torchmark Views Its Operations:    Torchmark consists of a group of life insurance companies which market primarily individual life and supplemental health insurance and annuities to a limited extent throughout the United States. As a group of insurance carriers, Torchmark collects premium as revenue from policyholders for the eventual payment of policyholder benefits. As part of its insurance operations, Torchmark pays policy benefits, incurs operating expenses, including policy acquisition costs, administrative expenses, and taxes. Life and health insurance contracts can be long-term. Therefore, premium receipts in excess of current expenses are invested. The resulting investment income is a component of revenue. Torchmark’s investment activities focus on seeking quality investments to provide an appropriate yield to support its insurance products. Torchmark does not engage in trading investments for profit, and generally holds investments over long periods. Torchmark considers its “core operations” to be its insurance operations and the associated investment activities to provide a yield to support those products. While realized gains and losses do occur from time to time, they are not considered in the determination of insurance premium pricing or product profitability. These periodic gains or losses can be material in relation to core results, however, having a considerable positive or negative impact on Torchmark’s net income. Therefore, Torchmark management does not consider realized gains and losses from portfolio management to be part of ongoing investment operations. Please refer to the discussion of Realized Gains and Losses in this report.

Torchmark’s management views its operations in accordance with the manner in which its business is segmented. As fully described in Note 16—Business Segments in the Notes to the Consolidated Financial Statements, Torchmark’s core operations are divided into two major categories, insurance underwriting and investments. Insurance underwriting operations are segmented according to general product type: life insurance, health insurance, annuity, and other. Managers of the insurance segments are responsible for marketing, underwriting, and administering their respective insurance products. Management’s measure of profitability for the insurance segments is insurance underwriting income before other income and insurance administrative expenses. Insurance underwriting income represents the profit margin on insurance products before administrative expenses, and is calculated by deducting net policy obligations, commissions, and acquisition expenses from premium revenue. The investment segment’s management is responsible for Torchmark’s investments, debt, and cash flow. Management’s measure of profitability for the investment segment is excess investment income, which is the income earned on the investment portfolio less the interest credited to net policy liabilities and financing costs associated with Torchmark’s debt and preferred securities. Other income and the unallocated insurance administrative expenses are classified in a separate “Other Insurance” segment. Torchmark further views its insurance segment operations by the marketing group, either direct response, independent, or captive/career agencies, which distributes the products of that segment. Profitability of these marketing groups is also measured in the same manner as the overall segment is measured. Insurance underwriting income and excess investment income are highly useful to management in evaluating the performance of the segments and the underlying marketing groups within each insurance segment, because each of Torchmark’s distribution units tend to operate in a niche market offering insurance products designed for that niche. These measures enable management to view period-to-period trends, and make informed decisions regarding future courses of action by segment, distribution unit, and niche product.

The tables in Note 16—Business Segments demonstrate the measures of profitability. Those tables also reconcile Torchmark’s revenues and expenses by segment to its major income statement line items for each of the years in the three-year period ending December 31, 2003. Additionally, this Note provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles to Torchmark’s net income. That summary is reproduced below from the Consolidated Financial Statements to present Torchmark’s overall operations in the manner that management uses to manage the business.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	For the Year			2003 Increase		2002 Increase
	2003	2002	2001	Amount	%	Amount	%
Life insurance	$324,334	$298,008	$283,392	$26,326	9%	$14,616	5%
Health insurance	164,364	167,487	173,458	(3,123)	(2)	(5,971)	(3)
Annuity	11,824	14,634	25,696	(2,810)	(19)	(11,062)	(43)
Other insurance:
Other income	2,582	3,906	4,391	(1,324)	(34)	(485)	(11)
Administrative expense	(131,314)	(124,605)	(119,038)	(6,709)	5	(5,567)	5
Investment	321,280	294,999	255,545	26,281	9	39,454	15
Corporate and adjustments	(13,908)	(14,224)	(14,481)	316	(2)	257	(2)

Pretax total	679,162	640,205	608,963	38,957	6	31,242	5
Applicable taxes	(232,779)	(216,596)	(204,378)	(16,183)	7	(12,218)	6

After-tax total	446,383	423,609	404,585	22,774	5	19,024	5
Remove interest-rate swap benefit (after tax) from Investment segment	(17,099)	(15,006)	(5,318)	(2,093)		(9,688)
Realized gains (losses) (after tax)*	(2,129)	(25,170)	(815)	23,041		(24,355)
Interest on tax settlements (after tax)	3,511	0	0	3,511		0
Loss on sale of airplane (after tax)	(525)	0	0	(525)		0
Amortization of goodwill	0	0	(12,075)	0		12,075
Discontinued operations (after tax)	0	0	(3,280)	0		3,280
Change in accounting principle (after tax)	0	0	(26,584)	0		26,584

Net income	$430,141	$383,433	$356,513	$46,708	12%	$26,920	8%

*	See the discussion of Realized Gains and Losses in this report.

Torchmark’s operations on a segment-by-segment basis are discussed in depth under the appropriate captions following in this report.

Summary of Operations: Torchmark’s net income increased $47 million to $430 million in 2003, and net income increased $27 million to $383 million in 2002. The growth in earnings came primarily from the life insurance and investment segments. The life insurance segment added $26 million to the 2003 increase in earnings, and $15 million in 2002 pretax earnings growth. Life insurance growth has been a result of increases in sales volumes, premium and improvements in margins in both 2003 and 2002, and is discussed further under the caption Life Insurance.

Health premium income rose just 1% in each of the years and pretax health profits declined by 2% ($3 million) to $164 million in 2003 and 3% ($6 million) in 2002. Premium growth has been limited because of health sales declines in 2001 and 2002, while the high loss ratios on a closed block of cancer business contributed to the lower pretax health profits. See the discussion under Health Insurance for a more detailed discussion of health insurance results.

The annuity segment profits have been adversely affected by replacement activity of Torchmark’s policies by a former distributor. Torchmark has previously stated that it will offer annuities, but does not plan to emphasize annuity products, favoring life insurance instead. See the caption Annuities for further discussion.

The investment segment’s profitability increased $26 million on a pretax basis in 2003 and $39 million on a pretax basis in 2002. The investment segment, which includes net investment income offset by financing costs, has benefited from the lower interest rates on financing costs and a greater benefit from the interest-rate swaps on Torchmark’s debt. See the analysis of excess investment income under the caption Investments for a more detailed discussion.

Included in net income were after-tax realized investment losses which can fluctuate greatly from period to period. In 2003, they were $2 million compared with $25 million in 2002 and $815 thousand in 2001. Therefore, the 2002 realized investment losses resulted in an after-tax decline in 2002 net income of $24 million but an increase in 2003 net income of $23 million. Realized losses in 2002 were primarily caused by writedowns of fixed maturities due to deterioration in credit quality of certain investments. Realized investment gains and losses are fully discussed under the caption Realized Gains and Losses in this report.

Total revenues rose 6% in 2003 to $2.93 billion. In 2002, total revenues increased 2% to $2.76 billion from $2.71 billion in 2001. The change in pretax realized investment losses accounted for 1% of the 2003 increase but offset 1% of the 2002 increase. The life premium increase was the primary contributor to revenue growth in both periods, adding 3% to revenue growth each year. Net investment income added 1% of the growth in each period, but the decline in annuity premium reduced 2002 revenues by 1%.

Torchmark views the benefit of the reduced interest cost resulting from the swap of its fixed–rate interest obligations to variable rates as a reduction in interest costs. In addition to the beneficial impact on earnings from this interest cost differential, GAAP rules also require that all derivatives (including Torchmark’s swaps) must be valued at market value with period-to-period changes reflected in earnings. In accordance with GAAP, these changes in value are treated as realized gains and losses. In 2003, the Securities and Exchange Commission informally interpreted the GAAP rules affecting the reporting of Torchmark’s swap instruments stating that all income and expenses related to non-hedged derivatives must be reported in the same line item as the required fair value adjustment. For this reason, Torchmark reports the interest expense reduction in its Consolidated Statements of Operations as a realized investment gain, not as a reduction in interest expense. Torchmark continues to report this interest savings as a reduction in interest cost in its segment analysis and in management’s discussion, as this is the way Torchmark manages its investment segment.

In 2001 through 2003, a number of significant, unusual, and nonrecurring items affected Torchmark’s net income. Torchmark management does not view these items as components of its core operating results because they are not indicative of past performance or future prospects of the insurance operations. A discussion of these items follows.

In 2003, net income was impacted by two nonrecurring items. First, Torchmark sold an airplane and recognized a pretax loss of $.8 million. In the Consolidated Statements of Operations, this item was included as an administrative expense. Secondly, the settlement of a tax issue resulted in interest due Torchmark in the pretax amount of $4.3 million. This item was included in investment income on the Consolidated Statements of Operations. Because the tax issue covered a period of many years, the interest income on the tax refund exceeded the refund itself. After costs, the effect of the tax refund on earnings was immaterial. Significant gains or losses from non-investment property or significant interest income from non-investment sources is highly unusual for Torchmark.

The 2001 charge related to previously-discontinued energy operations arose from litigation which was ongoing at the time of Torchmark’s divestiture of energy activities in 1996. This litigation was settled during 2001, resulting in the charge.

Also in 2001, Torchmark adopted a new accounting standard concerning the way asset-backed securities are to be accounted for and set forth new rules regarding their impairment. In accordance with this rule, Torchmark determined that certain of these assets were impaired, and an after-tax impairment charge in the amount of $27 million was taken upon adoption of this standard as a cumulative effect of a change in accounting principle. Please see Note 11—Change in Accounting Principle in the Consolidated Financial Statements for more detail on this item. As of December 31, 2003, Torchmark held $35 million at market value ($37 million at book value) of the securities subject to this standard.

Effective January 1, 2002, Torchmark adopted Statement of Financial Accounting Standards No. 142—Goodwill and Other Intangible Assets (SFAS 142). This Statement prohibits goodwill amortization after 2001, and does not allow the restatement of prior periods for comparability when goodwill has been amortized. Instead, after adoption, companies are required to consider goodwill for impairment under a set of guidelines described in the Statement. Torchmark tested its goodwill in accordance with the provisions of SFAS 142 in both 2002 and 2003 and determined that goodwill was not impaired. Therefore, Torchmark’s unamortized goodwill balance at December 31, 2001, in the amount of $378 million, was unchanged in 2002 and 2003. In order to compare the performance in 2001 with 2002 and 2003, the effect of goodwill amortization in the amount of $12 million in 2001 must be removed from consideration. See Note 1—Significant Accounting Policies in the Notes to the Consolidated Financial Statements for more information.

Life insurance.    Life insurance is Torchmark’s largest and fastest growing insurance segment. In 2003, life premium represented 55% of total premium, compared with 54% in 2002 and 52% in 2001. Life underwriting income before other income and administrative expense represented 65% of the total in 2003, up from 62% in 2002 and 59% in 2001.

Life insurance premium rose 7% in 2003 to $1.31 billion and 7% in 2002 to $1.22 billion. Life insurance products are marketed through several distribution channels. Premium by channel for each of the last three years is as follows.

LIFE INSURANCE

Premium by Distribution Method

(Dollar amounts in thousands)

	2003		2002		2001
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Direct Response	$350,317	26.8%	$315,651	25.9%	$289,097	25.3%
American Income Exclusive Agency	314,849	24.0	277,181	22.7	246,690	21.5
Liberty National Exclusive Agency	304,319	23.2	301,715	24.7	297,223	26.0
Military Agency	166,299	12.7	148,709	12.2	133,378	11.7
Other Agencies	174,589	13.3	177,432	14.5	178,111	15.5

	$1,310,373	100.0%	$1,220,688	100.0%	$1,144,499	100.0%

Torchmark historically reports its in force, active policies and sales (issued) of insurance policies in terms of “annualized premium,” a statistical measure representing the amount of annual premium prospectively collectible for any policy. In force policies at the end of a reporting period means all the Company’s active policies as of the date regardless of when they were issued. Annualized premium in force means the amount of prospectively collectible annual premium for all active policies. For policies issued during a period, annualized premium issued means the amount of prospectively collectible annual premiums for those policies. Annualized premium is a standard measure used widely in the life insurance industry.

The following table sets forth annualized life insurance premium issued and in force information for each of the last three years by distribution method.

LIFE INSURANCE

Annualized Premium Data by Distribution Method

(Dollar amounts in thousands)

	Annualized Premium Issued For the Year			Annualized Premium In Force At December 31,
	2003	2002	2001	2003	2002	2001
Direct Response	$164,201	$123,260	$112,041	$404,963	$357,393	$326,111
American Income Exclusive Agency	107,285	91,882	66,421	346,982	302,064	265,912
Liberty National Exclusive Agency	53,525	56,341	54,853	321,176	318,613	314,676
Military Agency	26,886	23,479	21,182	179,027	158,840	141,565
Other Agencies	30,407	39,084	40,135	197,142	206,246	209,149

	$382,304	$334,046	$294,632	$1,449,290	$1,343,156	$1,257,413

Beginning with this report, Torchmark also presents first year collected premium, which is premium that was collected during the reported period on all policies in their first policy year. Torchmark suggests that this new data is useful primarily as it is more predictive of future annual premium revenue than annualized premium issued because this new measure takes into account lapses on newly issued policies at the time when most lapses occur.

The table below discloses first-year collected life premium by distribution channel.

LIFE INSURANCE

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	2003		2002		2001
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Direct Response	$62,580	28.2%	$50,403	25.5%	$45,400	24.7%
Liberty National Exclusive Agency	40,459	18.3	39,741	20.1	39,640	21.6
American Income Exclusive Agency	72,803	32.8	61,058	30.9	45,319	24.7
Military Agency	24,273	11.0	21,501	10.9	19,798	10.8
Other Agencies	21,521	9.7	25,018	12.6	33,309	18.2

	$221,636	100.0%	$197,721	100.0%	$183,466	100.0%

The Direct Response Group is Torchmark’s leading writer of life insurance. Direct Response marketing is conducted primarily through direct mail, but also through co-op mailings, television and consumer magazine advertising, and direct mail solicitations endorsed by groups, unions and associations. Direct Response markets a line of life products primarily to juveniles, their parents, and other adults over age 50. The Direct Response operation accounted for almost 27% of Torchmark’s life insurance premium during 2003. Direct Response life premium rose 11% in 2003 and 9% in 2002. At December 31, 2003, Direct Response life annualized premium in force was $405 million, which represented 28% of Torchmark’s total, the largest of any distribution group. Direct Response life insurance annualized premium in force rose 13% in 2003 after growing 10% in 2002.

Growth in premium income and annualized premium in force resulted from strong sales of Direct Response products in each period, as evidenced by the increases in first-year collections of 24% in 2003 and 11% in 2002 and annualized premium issued growth of 33% in 2003 and 10% in 2002. The growth in sales is largely attributable to this group’s focus on its juvenile life product. This product was sold for many years as a modified-premium term product. Sales of this product historically resulted in an average face amount of about $7,500 with an average annual premium of $30. In recent years, rising acquisition costs restricted margins and limited marketing expansion. After testing a variety of other replacement products and pricing that would result in more favorable results, Direct Response began marketing in mid-2001 a simple whole-life product with an average face amount of $14,000 and an average annual premium of $80. The higher annual premium has allowed Direct Response to reenter some juvenile markets that had previously become unprofitable with the old product. Not only is the juvenile market an important source of sales, but it also is a vehicle to reach the parents and grandparents of the juvenile insureds. Parents and grandparents are more likely to respond favorably to a solicitation by Direct Response for life coverage on themselves than is the general adult population. Also, both the juveniles and their parents are low-acquisition cost targets for sales of additional coverage over time. Given the success of the change in product offering to the juvenile market and their parents, sales to this demographic group should continue as one of Direct Response’s premier markets.

The American Income Exclusive Agency focuses on members of labor unions, credit unions, and other associations for its life insurance sales. It is a high profit margin business characterized by lower policy obligation ratios. This agency was Torchmark’s fastest growing life insurance agency during both 2003 and 2002 in terms of premium income and annualized premium in force. Annualized life premium in force rose 15% to $347 million at year-end 2003, after having increased 14% in 2002, while premium income rose 14% in 2003 and 12% in 2002. Sales for this agency rose 17% in 2003 after having increased 38% in 2002. First-year collected premium grew 19% in 2003 and 35% in 2002. The rapid growth in sales for this agency over the last three years was a result of the growth in the number of its agents. Since year end 2000, the agent count has grown from 1,352 agents to 2,291 agents by year-end 2003, a compounded annual growth rate of 19%. As in the case of all of Torchmark’s agency distribution systems, continued increases in sales are largely dependent on increases in agent count. American Income’s marketing organization continues to implement efforts to improve agent recruiting, retention, and productivity in order to increase the size of this agency.

The Liberty National Exclusive Agency distribution system markets primarily to middle-income markets in several Southeastern states. Liberty’s life premium rose 1% in 2003 to $304 million, representing 23% of Torchmark’s total life premium. In 2002, life premium grew 2% over the prior year. The annualized life premium in force at the Liberty Agency was $321 million at December 31, 2003, representing 22% of Torchmark’s total life annualized premium in force. Annualized life premium in force rose 1% in each of the last two years. Life premium sales for this agency, in terms of annualized premium issued, declined 5% during 2003 to $54 million, compared with growth of 3% in 2002. The 2003 decline in sales resulted primarily from a new procedure adopted in April, 2003 whereby agents no longer accept the initial premium in the form of cash, a type of business prone to higher lapse rates. Instead, customers are required to pay the initial premium with a check. Management believes that the lower life insurance sales from this change in procedure will be temporary, and that over time, the new procedure is expected to result in sales of life policies that are more persistent, resulting in higher margins. The “cash with application” sales comprised 25% of life sales at the time this procedure was changed. Therefore, excluding these “cash with application” sales, issued premium would have increased 15% in 2003. The positive effect of this change is a factor in the increase of 2% in first-year collected premium in 2003, compared with no change in 2002.

Liberty’s total agent count at year-end 2003 was essentially flat with the prior year at 2,197. However, the count of renewal agents, those agents that have been with Liberty for more than one year, declined 7% to 856 at year-end 2003. Renewal agents are generally higher producers than first-year agents. In the latter part of 2003, Liberty restructured its bonus system to not only reward production, but also to encourage recruiting and retention of productive agents. Management believes that the continued recruiting of new agents and the retention of productive agents are critical to the continued growth of sales in controlled agency distribution systems.

Torchmark’s Military Agency consists of a nationwide independent agency whose sales force is comprised of former commissioned and noncommissioned military officers who sell exclusively to commissioned and noncommissioned military officers and their families. This business consists of whole- life products with term insurance riders and is characterized by low lapse rates. The Military Agency has steadily grown. In 2003, Military Agency life premium was $166 million or 13% of Torchmark’s total life premium. Premium rose 12% in 2003 and 11% in 2002. Growth in this agency continues to accelerate as annualized premium in force rose 13% in 2003 to $179 million after an increase in 2002 of 12%. One key to the growth of premium income and premium in force in the Military Agency is the high persistency associated with military business, as lapses are very low and most premium sold is retained. Sales of this agency grew 15% in terms of annualized premium issued in 2003 to $27 million, after an 11% increase in 2002. First year collections were $24 million in 2003, increasing 13% in 2003 and 9% in 2002.

Torchmark’s other life insurance distribution systems consist of the United Investors Agency, the United American Independent and Branch Office Agencies, and other small miscellaneous sales agencies. The United Investors Agency is comprised of several independent agencies, but prior to 2001, United Investors’ distribution was primarily through the sales representatives of a former Torchmark subsidiary, Waddell & Reed. Torchmark spun off Waddell & Reed in 1998, and United Investors terminated the Waddell & Reed agency contract in 2001. The loss of the Waddell & Reed sales group has had a negative impact on production in the United Investors Agency. The United American Independent and Branch Office Agencies combined represented approximately 41% of Other Agency premium in 2003, or 5% of the Torchmark total. Life premium for these agencies has been relatively flat for the past three years, because these two agencies focus on health insurance, with life sales being incidental.

In addition to life insurance sales, the United Investors distribution system has also engaged in the sale of variable life products. Variable life products are considered deposit-type products under GAAP. Therefore, premium collections on these products are accounted for as deposits and are added to a customer’s account known as a “Separate account liability.” A discussion of the accounting for variable products and how Torchmark manages this business is presented in this report under the caption Annuities because variable life products are very similar to variable annuities. Although variable life collections are not included in premium in force data, they are included in the variable life account balance. Indirectly, they add to premium revenue through charges to the variable life account balance for insurance coverage and administration. The account balance is affected by fluctuations in financial markets, particularly equity markets. Because equity markets were weak in 2002 and 2001, the variable life account balance was negatively impacted in those periods. However, in 2003, a rebound in markets had a favorable impact on the account balance. At December 31, 2003, the variable life account balance was $148 million, increasing 24% over the prior-year balance of $119 million. The following table summarizes selected variable life insurance information.

	Selected Variable Life Data (Dollar amounts in thousands)
	2003	2002	2001
Variable life collections during the year	$26,393	$30,063	$33,961
Variable life deposit balance at year end	147,669	118,639	146,547

LIFE INSURANCE

Summary of Results

(Dollar amounts in thousands)

	2003		2002		2001
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium and policy charges	$1,310,373	100.0%	$1,220,688	100.0%	$1,144,499	100.0%

Policy obligations	862,775	65.9	815,356	66.8	754,193	65.9
Required interest on reserves	(294,670)	(22.5)	(279,309)	(22.9)	(263,748)	(23.0)

Net policy obligations	568,105	43.4	536,047	43.9	490,445	42.9

Commissions and premium taxes	75,308	5.7	68,622	5.6	63,949	5.5
Amortization of acquisition costs	223,998	17.1	206,424	16.9	201,322	17.6
Required interest on deferred acquisition costs	118,628	9.0	111,587	9.2	105,391	9.2

Total expense	986,039	75.2	922,680	75.6	861,107	75.2

Insurance underwriting margin before other income and administrative expenses	$324,334	24.8%	$298,008	24.4%	$283,392	24.8%

Gross margins, as indicated by insurance underwriting margin before other income and administrative expense, rose 9% in 2003 and 5% in 2002 over the respective prior year. As a percentage of life insurance premium, gross margins have remained fairly stable, with a slight improvement in 2003. Improvement in life margins should continue as the percentage of American Income premium to total premium continues to grow, because that agency’s margins are Torchmark’s highest. Also, Direct Response margins have increased from 24% to 25% in 2003, as it has emphasized sales of its juvenile policy, a higher-margin product.

Health Insurance.    Torchmark markets its supplemental health insurance products through a number of distribution channels. The following table indicates health insurance premium income by distribution channel for each of the last three years.

HEALTH INSURANCE

Premium by Distribution Method

(Dollar amounts in thousands)

	2003		2002		2001
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency	$469,939	45.4%	$467,017	45.8%	$464,100	45.9%
United American Branch Office Agency	316,017	30.6	318,508	31.3	323,159	32.0
Liberty National Exclusive Agency	163,921	15.9	159,720	15.7	155,886	15.4
American Income Exclusive Agency	55,769	5.4	52,080	5.1	49,835	4.9
Direct Response	28,385	2.7	21,795	2.1	17,773	1.8

	$1,034,031	100.0%	$1,019,120	100.0%	$1,010,753	100.0%

The following table presents annualized health premium issued and in force by distribution method for the last three years.

HEALTH INSURANCE

Annualized Premium Data by Distribution Method

(Dollar amounts in thousands)

	Annualized Premium Issued For the Year			Annualized Premium In Force At December 31,
	2003	2002	2001	2003	2002	2001
United American Independent Agency	$105,512	$96,052	$73,539	$481,217	$473,520	$474,816
United American Branch Office Agency	84,610	75,383	115,684	322,428	316,337	337,026
Liberty National Exclusive Agency	11,525	12,157	10,747	172,106	165,394	162,724
American Income Exclusive Agency	13,193	11,438	10,019	55,421	51,299	49,260
Direct Response	13,274	6,752	3,295	33,256	23,932	18,817

	$228,114	$201,782	$213,284	$1,064,428	$1,030,482	$1,042,643

The following table discloses first-year collected health premium by distribution method.

HEALTH INSURANCE

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	2003		2002		2001
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency	$62,496	42.7%	$56,210	39.0%	$62,123	32.5%
United American Branch Office Agency	54,300	37.1	63,348	44.0	108,633	56.8
Liberty National Exclusive Agency	9,321	6.4	9,133	6.3	8,043	4.2
American Income Exclusive Agency	12,119	8.3	11,217	7.8	9,598	5.0
Direct Response	8,077	5.5	4,217	2.9	2,978	1.5

	$146,313	100.0%	$144,125	100.0%	$191,375	100.0%

Health products sold by Torchmark insurance companies are all supplemental plans that include Medicare Supplements sold to enrollees in the federal Medicare program, as well as other limited-benefit plans including cancer and hospital-surgical plans sold to people under age 65. The table below presents Torchmark’s health insurance annualized premium in force by major product category at December 31, 2003 and for the two preceding years.

HEALTH INSURANCE

Annualized Premium in Force by Product

(Dollar amounts in thousands)

	December 31,
	2003		2002		2001
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Medicare Supplement	$687,489	64.6%	$714,112	69.3%	$760,848	73.0%
Cancer	181,626	17.1	172,830	16.8	169,341	16.2
Other Limited-Benefit Plans	195,313	18.3	143,540	13.9	112,454	10.8

Total	$1,064,428	100.0%	$1,030,482	100.0%	$1,042,643	100.0%

At December 31, 2003, Medicare Supplement accounted for 65% of Torchmark’s annualized health premium in force. The Medicare Supplement market has become more difficult in recent periods due to regulatory pressures and increased competition, resulting in declines in sales and premium in force for this product. While Medicare Supplement still remains Torchmark’s dominant product in terms of annualized premium, hospital-surgical products have been growing rapidly in their contribution to health premium. This product line has risen from 11% of annualized health premium in force in 2001 to 18% in 2003. Growth in this line has more than offset the declines in Medicare Supplement premium in force in 2003.

Medicare Supplement annualized premium issued fell 23% in 2003 to $77 million from $99 million in 2002. In 2002, Medicare Supplement sales were down 37% from $159 million the prior year. The primary factor in the declining sales has been price competition. In recent periods, Medicare Supplement sales faced increased premium rate pressure from competition in some markets. Torchmark implemented premium rate increases on its Medicare Supplement policies earlier than some competitors in order to maintain the level of underwriting margins. In 2003, Torchmark was able to seek lower rate increases than obtained in recent years. Management believes that competitive pressures will subside as competitors obtain necessary rate increases. In addition to the increased competition, the number of producing agents at the United American Branch Office Agency declined in 2001 to 1,644 agents and further declined 22% in 2002 to 1,280 agents at December 31, 2002. These declines in counts occurred as agents in some markets left for easier sales for those competitors whose Medicare Supplement products were priced lower than Torchmark’s, negatively impacting Torchmark’s Medicare Supplement sales. In 2003, this trend reversed and the United American Branch Office Agency’s count grew 18% to 1,510 producing agents, as the focus of this agency was expanded to other supplemental health products discussed below which have experienced increased demand.

Medicare Supplement policies are highly regulated at both the federal and state levels with standardized benefit plans, limits on first year agent compensation, and mandated minimum loss ratios. Other regulatory issues continue to affect the Medicare Supplement market. Medical cost inflation and changes to the Medicare program necessitate annual rate increases, which generally require state insurance department approval. The Medicare program is constantly being studied and reviewed by Congress and the Executive Branch, with changes in the program expected from time to time.

However, Medicare Supplements remain a popular supplemental health policy with the country’s large and growing group of Medicare beneficiaries. About 85% of all Medicare beneficiaries have Medicare Supplements to cover at least some portion of the deductibles and coinsurance that the federal Medicare program does not pay. Because of minimum loss ratio regulation, underwriting margins on Medicare Supplements are lower than those on Torchmark’s life business. However, due to United American’s low cost, service-oriented customer assistance and claims administration, as well as its economies of scale, it is a profitable line of business. In 2003, Congress passed legislation that in 2006 will provide Medicare covered prescription drugs, a benefit not previously covered by Medicare. While this is a major addition to the Medicare program, it will have little effect on Torchmark’s Medicare supplement business because the legislation does not require Medicare supplements to cover the co-pays and deductibles that the Medicare drug program does not cover. In the past, Torchmark did not write any Medicare supplement plans that provided prescription drug coverage. At this time, it appears that there will continue to be an important role for private insurers such as Torchmark in helping senior citizens cover their healthcare costs. As a result, Medicare Supplements should continue as a popular product for senior-age consumers.

Sales of other limited-benefit health products, in terms of annualized premium issued, rose 52% in 2003 to $137 million over $91 million in 2002. In 2002, sales more than doubled. Annualized premium in force for other health products grew 36% in 2003 to $195 million, after rising 28% in 2002 to $144 million. Both of the United American agencies offer these limited benefit plans. Most of the plans being written are limited-benefit hospital and surgical plans that are lower cost alternatives to individual major medical plans, or that are bought to supplement employer-sponsored group health plans. Increased consumer demand for these plans is the result of the growing unavailability of individual major medical plans and decreased coverage offered by employers. Because of the limits on maximum benefits and other limits, these type plans are less subject to high rate increases that have been experienced in major medical-type plans. From a regulatory standpoint, these plans generally require lower minimum loss ratios and have higher margins than Medicare Supplements, but they do experience slightly higher lapse rates.

Cancer business is primarily produced by the Liberty National Agency. Cancer annualized premium in force represented 17% of Torchmark’s total health premium in force at December 31, 2003. Annualized premium in force rose 5% in 2003 and 2% in 2002. Approximately $79 million of the total $182 million of the cancer annualized premium in force consists of a closed block of cancer business which arose from a class action settlement in the mid-nineties. Cancer sales, in terms of annualized premium issued, were $14 million in 2003, 17% above $12 million sold in 2002. Sales in 2002 increased 9% over the prior year.

HEALTH INSURANCE

Summary of Results

(Dollar amounts in thousands)

	2003		2002		2001
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium	$1,034,031	100.0%	$1,019,120	100.0%	$1,010,753	100.0%

Policy obligations	689,395	66.7	673,890	66.1	663,908	65.7
Required interest on reserves	(17,397)	(1.7)	(15,330)	(1.5)	(14,911)	(1.5)

Net policy obligations	671,998	65.0	658,560	64.6	648,997	64.2

Commissions and premium taxes	93,789	9.1	101,164	10.0	99,047	9.8
Amortization of acquisition costs	83,142	8.0	72,643	7.1	71,913	7.1
Required interest on deferred acquisition costs	20,738	2.0	19,266	1.9	17,338	1.7

Total expense	869,667	84.1	851,633	83.6	837,295	82.8

Insurance underwriting margin before other income and administrative expenses	$164,364	15.9%	$167,487	16.4%	$173,458	17.2%

Health insurance underwriting margin before other income and administrative expense declined 2% in 2003 from $167 million to $164 million. In 2002, health underwriting income declined 3% from $173 million in 2001. As a percentage of premium, underwriting income before other income and administrative expense declined in each year from their respective prior years. The decreases in margins were caused primarily by increased policy obligations in the previously-mentioned closed block of cancer policies as loss ratios on this block continue to exceed 100%. These increases in claims cost on this block resulted from additional benefits required in the class action settlements.

Annuities.    Annuity products are marketed by Torchmark subsidiaries to service a variety of needs, including retirement income and long-term, tax-deferred growth opportunities. Annuities are sold on both a fixed and variable basis.

Torchmark measures the monetary volume of its inventory of annuity products and annuity sales on the basis of “deposit balance” and “collections,” respectively. Annuity collections are the deposits or annuity premium received from a customer, either as a new sale or as an addition to an existing deposit balance. Collections measure annuity growth through new deposits. Collections are not accounted for as revenue but are added to the deposit balance. The deposit balance is the liability due to customers for Torchmark’s annuities and is a measure of the size of the annuity inventory upon which annuity revenue is based. The variable annuity deposit balance is included in “Separate account liabilities” on Torchmark’s Consolidated Balance Sheet. The fixed annuity balance is a component of Torchmark’s “Future policy benefits.” The deposit balance is increased by collections and interest credits, but is reduced by withdrawals and by the policy charge assessments that are revenue to Torchmark. The variable account balance is additionally increased or decreased by market growth or declines in the investments in the underlying funds.

Fixed-annuity deposits are held and invested by Torchmark and are obligations of the company. Variable annuity deposits are invested at the policyholder’s direction into his choice among a variety of mutual funds, which vary in degree of investment risk and return. A fixed-annuity investment account is also available as a variable-annuity investment option. Investments pertaining to variable-annuity deposits are reported as “Separate account assets,” and are equal to “Separate account liabilities.”

Revenues on both fixed and variable annuities are derived from charges to the annuity account balances for insurance risk, administration, and surrender, depending on the structure of the contract. Variable accounts are also charged an investment fee and a sales charge. Torchmark benefits to the extent these policy charges exceed actual costs and, on fixed-annuity policies, to the extent actual investment income exceeds the investment income which is credited to the policy.

Prior to the second quarter of 2001, Torchmark’s annuities were sold primarily by the Waddell & Reed sales force, which marketed United Investors’ products under a marketing agreement. Effective April 30, 2001, Torchmark terminated the marketing agreement providing for the sale of Torchmark’s variable annuities by the Waddell & Reed sales force due to a dispute over compensation due and Waddell & Reed’s replacement of United Investors’ variable annuities with those of another carrier. Waddell & Reed was a former subsidiary of Torchmark which was spun off in 1998. In addition to no longer marketing United Investors’ products, Waddell & Reed has continued replacing United Investors’ products with those of another carrier since the termination of the agreement. As a result, Torchmark has experienced declines in annuity sales and deposit balances.

Subsequently, United Investors and Waddell & Reed have engaged in litigation regarding the compensation dispute and Waddell’s replacement of the United Investors variable annuities. This litigation has been discussed in detail in prior years’ forms 10-K and 10-Q as well as in Item 3—Legal Proceedings.

United Investors now markets variable annuities through other broker-dealers. In addition, a small amount of fixed annuities are sold by the United American Independent Agency and the Liberty National Agency. While Torchmark continues to sell annuity products, it does not expect to emphasize this product line in the future.

The following table presents the annuity account balance at each year end and the annuity collections for each year for both fixed and variable annuities.

	Annuity Deposit Balances (Dollar amounts in millions)			Annuity Collections (Dollar amounts in thousands)

	2003	2002	2001	2003	2002	2001
Fixed	$743.4	$628.1	$609.6	$138,613	$64,814	$33,461
Variable	1,546.2	1,538.2	2,355.7	18,379	25,766	111,768

Total	$2,289.6	$2,166.3	$2,965.3	$156,992	$90,580	$145,229

Fixed-annuity premium collections more than doubled in 2003 and almost doubled in 2002. The fixed-annuity deposit balance rose 18% in 2003 and 3% in 2002, reversing an 8% decline in 2001. The strong growth in the fixed-annuity deposits and account balance in 2003 resulted in large part from production by a United American General Agency through arrangements with banks. Additionally, many United Investors policyholders transferred funds from variable annuities to fixed products in both 2002 and 2003. Management believes that the poor market conditions in the past three years are a major factor in the transfers to the lower-risk fixed products.

Variable-annuity collections have declined steadily since the sales agreement with Waddell & Reed was terminated. The loss of the Waddell & Reed sales force, the replacement activity by Waddell & Reed, and the transfers of variable accounts to fixed products have all been major factors in the declines in variable-annuity sales and the variable-annuity deposit balance in the years 2001 through 2003. Weaker financial markets also caused the declines in the years of 2001 and 2002, and in early 2003. The increases in equity markets during most of 2003 offset the earlier decline in account value in 2003. Variable accounts are valued based on the market values of the underlying securities.

ANNUITIES

Summary of Results

(Dollar amounts in thousands)

	2003	2002	2001
Policy charges	$31,379	$39,225	$59,917

Policy obligations	37,902	34,828	36,535
Required interest on reserves	(39,110)	(37,119)	(42,604)

Net policy obligations	(1,208)	(2,291)	(6,069)

Commissions and premium taxes	246	341	2,381
Amortization of acquisition costs	14,604	18,443	28,558
Required interest on deferred acquisition costs	5,913	8,098	9,351

Total expense	19,555	24,591	34,221

Insurance underwriting margin before other income and administrative expenses	$11,824	$14,634	$25,696

Annuity underwriting margin before other income and administrative expense declined from $26 million in 2001 to $15 million in 2002 to $12 million in 2003. The declines in annuity underwriting income also resulted from the declines in the average annuity account balance in each period. Underwriting income as a percentage of policy charges was 37.7% in 2003, consistent with 37.3% in 2002. The higher ratio in 2001 (42.9%) resulted primarily from the additional surrender charges in that year.

Administrative expenses.    Torchmark’s operating expenses are classified in two categories: insurance administrative expenses and expenses of the parent company. Consider the following information for the three years ended December 31, 2003.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	2003	2002	2001
Insurance administrative expenses*	$131,314	$124,605	$119,038
Parent company expense	10,234	10,523	10,104

Total operating expenses	$141,548	$135,128	$129,142

Insurance administrative expenses:
Increase over prior year	5.4%	4.7%	6.5%
Expense as percentage of premium	5.5	5.5	5.4
Total operating expenses:
Increase over prior year	4.8	4.6	6.6
Expense as percentage of revenue**	4.8	4.9	4.8

*	Insurance administrative expenses exclude $807 thousand nonrecurring loss on sale of aircraft equipment in 2003.
**	Revenues include realized losses of $3.3 million in 2003, $38.7 million in 2002, and $1.3 million in 2001. Revenues in 2003 also include a nonrecurring interest income benefit of $4.3 million related to a tax settlement. Because realized gains and losses and nonrecurring items bear no relationship to core operations, Torchmark management removes the effect of these items from revenue when evaluating expense ratios.

Insurance administrative expenses as a percentage of premium and total operating expenses as a percentage of total revenue have held steady throughout the period considered. Increases in 2003 were mainly a result of an increase in pension expense of $2.7 million and slightly higher litigation expense.

Investments.    The following table summarizes Torchmark’s investment income and excess investment income.

Analysis of Excess Investment Income

(Dollar amounts in thousands except for per share data)

	2003	2002	2001
Net investment income	$557,310	$518,618	$491,830
Interest from tax settlements	(4,337)	- 0 -	- 0 -
Tax equivalency adjustment	3,674	3,701	4,377

Tax-equivalent investment income	556,647	522,319	496,207

Interest credited to net insurance policy liabilities:
Interest on reserves	(351,177)	(331,758)	(321,263)
Interest on deferred acquisition costs	145,279	138,951	132,080

Net required	(205,898)	(192,807)	(189,183)

Financing costs	(29,469)	(34,513)	(51,479)

Excess investment income	$321,280	$294,999	$255,545

Excess investment income per diluted share	$2.78	$2.44	$2.03

Mean invested assets (at amortized cost)	$7,848,475	$7,297,834	$6,921,118

Average net insurance policy liabilities	3,771,903	3,420,952	3,228,005

Average debt and preferred securities (at amortized cost)	861,678	882,267	849,162

Excess investment income represents the profit margin attributable to investment operations. It is the measure that management uses to evaluate the performance of the investment segment as described in Note 16—Business Segments in the Notes to the Consolidated Financial Statements. It is defined as net investment income on a tax-equivalent basis reduced by the interest credited to net policy liabilities and the interest cost associated with capital funding or “financing costs.” Tax-equivalent investment income includes an adjustment to the yield on tax-exempt securities to produce a yield equivalent to the pretax yield on taxable securities. Tax-equivalent investment income is useful because it places all fixed maturities on a comparable-yield basis, regardless of tax treatment.

Excess investment income per diluted share is the measure used by management to evaluate the performance of the investment segment. This segment is responsible for the management of capital resources including investments, debt and cash flow. Since 1986, Torchmark has used over $2 billion of cash flow to repurchase Torchmark shares under its ongoing share repurchase program after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, management believes that excess investment income per diluted share is the best measure of the investment segment.

Net investment income rose 7% to $557 million in 2003 and 5% to $519 million in 2002. Included in 2003 investment income was a nonrecurring interest income item resulting from a tax settlement of $4.3 million pretax. On a tax-equivalent basis, as management views investment income, investment income also rose 7% in 2003 and 5% in 2002. The increases in 2003 and 2002 were caused by the growth in mean invested assets at book value, which were $7.8 billion in 2003, compared with $7.3 billion in 2002 and $6.9 billion in 2001. The impact of the 8% growth in assets in 2003 on investment income was partially offset by lower yields available on new investments. The growth in mean invested assets was achieved in 2003 and 2002 even though $225 million and $182 million, respectively, were used to buy back Torchmark stock under its ongoing share repurchase program each year. Growth in average invested assets has resulted from the investment of new cash flow into taxable fixed-maturity securities in both 2003 and 2002. These securities consisted primarily of investment-grade corporate bonds and trust preferred securities. More information about investment acquisitions follows under this caption.

As shown on the following chart, interest credited to the net insurance policy liabilities increased 7% to $206 million in 2003 and 2% to $193 million in 2002.

Interest Credited to Net Insurance Policy Liabilities

(Dollar amounts in millions)

	Interest Credited	Average Net Insurance Policy Liabilities	Average Crediting Rate
2003
Life and Health	$173	$3,202	5.39%
Annuity	33	570	5.83%

Total	206	3,772	5.46%
Increase in 2003	7%	10%
2002
Life and Health	164	2,944	5.56%
Annuity	29	477	6.08%

Total	193	3,421	5.64%
Increase in 2002	2%	6%
2001
Life and Health	156	2,744	5.68%
Annuity	33	484	6.87%

Total	189	3,228	5.86%

The 7% increase in interest credited in 2003 was due to a 10% increase in average net liabilities offset by a reduction in the average crediting rate from 5.64% to 5.46%. As discussed under the caption Annuities, the 10% growth in net policy liabilities was primarily due to the annuity production from a new

United American general agency and the transfers from United Investor variable policies to fixed annuities due to the deteriorating equity markets. The lower average crediting rate resulted from reductions made by the Company in response to the low interest-rate environment. The 2% increase in interest credited in 2002 resulted from a reduction in the average crediting rate from 5.86% to 5.64%, offsetting the 6% increase in average liabilities.

Financing costs for the investment segment primarily consist of interest on Torchmark’s various debt instruments and are deducted from excess investment income. The table below reconciles interest expense per the Consolidated Statements of Operations to financing costs.

Reconciliation of Interest Expense to Financing Costs

(Amounts in thousands)

	2003	2002	2001
Interest expense per Consolidated Statements of Operations	$49,952	$45,948	$44,741
Adjustments to reported interest expense:
Benefit from interest-rate swaps(1)	(26,306)	(23,086)	(8,181)
Preferred securities distributions(2)	5,823	11,651	14,919

Subtotal of adjustments	(20,483)	(11,435)	6,738

Financing costs	$29,469	$34,513	$51,479

(1)	Included in the Consolidated Statements of Operations as a realized investment gain under the caption “Realized investment losses”.
(2)	Prior to July 1, 2003, preferred securities distributions were reported net of tax on the Consolidated Statements of Operations after income taxes in accordance with GAAP. Subsequent to July 1, 2003, upon adoption of SFAS 150, these distributions are included with interest expense.

The table below presents the components of financing costs.

Analysis of Financing Costs

(Amounts in thousands)

	2003	2002	2001
Interest on funded debt	$40,240	$40,236	$29,427
Preferred securities distributions	11,647	11,651	14,919
Interest on short-term debt	3,757	5,556	15,122
Other	131	156	192

Subtotal of interest expense	55,775	57,599	59,660
Benefit from interest-rate swaps	(26,306)	(23,086)	(8,181)

Financing costs	$29,469	$34,513	$51,479

Financing costs have declined significantly during the past two years, falling 33% in 2002 and an additional 15% in 2003. The decline in short-term interest rates over the past two years has been a significant factor in the decline in financing costs for two reasons. First, it has reduced short-term borrowing costs in each period. Secondly, it has favorably impacted the benefit of Torchmark’s three interest-rate swaps of fixed-rate interest obligations to floating rates. A full description of these swaps is disclosed in Note 13—Debt in the Notes to the Consolidated Financial Statements.

Financing costs have also benefitted from Torchmark’s restructuring of its debt in 2001, redeeming the 9.18% Monthly Income Preferred Securities for lower fixed-rate debt. The issuance and redemption of Torchmark’s debt instruments are disclosed in Note 13—Debt and are further discussed under the caption Capital Resources in this report.

Excess investment income rose 9% in 2003 to $321 million. It increased 15% in 2002 and 13% in 2001. Excess investment income per diluted share increased 14% in 2003 to $2.78 per share from $2.44 per share. It increased 20% in 2002 and 15% in 2001. The growth in excess investment income in both 2003 and 2002 resulted from the increased investment income due to the growth in the portfolio and the reductions in financing costs caused by the lower interest-rate environment in both years. Additionally, share purchases have caused excess investment income per share to grow faster than excess investment income as the effect of the foregone interest income on funds used for the repurchase was more than offset by the reduced number of diluted shares outstanding. Torchmark acquired 5.9 million shares in 2003 at a cost of $225 million and 4.8 million shares in 2002 at a cost of $182 million.

Torchmark’s investment strategy is to maintain a positive spread between yields on new investments and the Company’s required yield on policy and financing costs. It is this positive spread that results in excess investment income. At the same time, Torchmark desires to invest predominately in investment-grade quality corporate fixed maturities. In prolonged periods of low interest rates, maintaining sufficient spread while limiting new investments to high quality becomes more challenging. Because Torchmark’s policy liabilities are very long-term in nature with fixed rates, a low-rate environment must exist for a considerable period of time before any meaningful negative impact will be made on the spread. Nevertheless, Torchmark has addressed this issue in the recent periods of declining rates by lengthening maturities of new investment purchases and revising the crediting rates on various products.

The chart below presents selected information about Torchmark’s fixed-maturity acquisitions in the years 2001 through 2003. Investment-grade corporate securities include both bonds and trust preferred securities (classified as redeemable preferred stocks) with a diversity of issuers and industry sectors. Both yield and average life calculations on new purchases on noncallable bonds are based on the maturity date. In the case of callable bonds, the average life is based on the call date or maturity date, whichever produces the lowest yield (“yield to worst”).

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the Year
	2003	2002	2001
Cost of acquisitions:
Investment-grade corporate securities	$1,333.7	$1,068.6	$1,378.1
Other investment-grade securities	31.3	57.0	54.2
Below investment-grade securities	1.8	33.2	100.2

Total fixed-maturity acquisitions	$1,366.8	$1,158.8	$1,532.5

Average yield *	6.45%	7.39%	7.35%
Effective annual yield *	6.55%	7.53%	7.49%

Average life (in years, to worst call)	23.14	13.68	11.37
*Tax-equivalent basis

As rates have declined in recent periods, Torchmark has maintained yield on new investments by lengthening maturities. Management believes that the long-term, fixed-rate characteristics of its policy liabilities do not result in negative asset and liability matching. In years prior to 2003, Torchmark was able to maintain yields in excess of 7.25% on new acquisitions of investment-grade bonds. In 2003, however, yields at this level were unavailable for investment-grade bonds due to the lower-rate environment. As a result, new money was invested at an average effective yield of 6.55% in 2003. While the lower yields available to Torchmark reduce investment income, the impact of the lower rates on excess investment income and total net income is expected to be immaterial in the near term. This is because Torchmark has been able to reduce the crediting rates on the majority of its interest-sensitive and annuity products, offsetting a large portion of the reduction in income. Additionally, the lower interest-rate environment reduces the cost of Torchmark’s commercial paper borrowings and enhances the benefits from its interest-rate swaps, further reducing financing costs and minimizing the impact of lower investment rates on income.

Management believes its strategy to maintain yields has been effective, as evidenced by the increases in excess investment income as a percentage of tax-equivalent investment income even in periods of very low interest rates. Management also believes that Torchmark will benefit as rates eventually rebound. Funds generated annually from insurance operations as well as those from the investment portfolio exceed the total of floating rate liabilities, and reinvestment at higher rates should result in a positive benefit to excess investment income.

Torchmark’s emphasis has been on bond investments over investments in equities, mortgages, or real estate. Therefore, the relative percentage of Torchmark’s investments by type continues to vary from industry norms. The following table presents a comparison of Torchmark’s components of invested assets at amortized cost as of December 31, 2003 with the latest industry data.

	Torchmark		Industry % (1)
	Amount (in thousands)%
Bonds	$7,472,003	92.8%	72.9%
Equities	49,074	0.6	5.6
Mortgage loans	115,411	1.4	10.4
Real estate	14,774	0.2	1.0
Policy loans	294,108	3.7	4.4
Other invested assets	53,297	0.7	2.1
Short terms	51,648	0.6	3.6

	$8,050,315	100.0%	100.0%

(1)	Latest data available from the American Council of Life Insurance.

An analysis of Torchmark’s fixed-maturity portfolio by component at December 31, 2003 is as follows.

Fixed Maturities by Component

(Dollar amounts in millions)

	At December 31, 2003
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U. S. Government direct obligations & agencies	$70	$4	$(2)	$72	0.9%
GNMA pools	59	6		65	0.8
Other mortgage-backed securities	86	7		93	1.1
States, municipalities and political subdivisions	101	7	(1)	107	1.3
Foreign governments	20	2		22	0.3
Corporates	5,707	519	(25)	6,201	76.6
Asset-backed securities	86	7	(3)	90	1.1
Redeemable preferred stocks	1,343	118	(8)	1,453	17.9

Total fixed maturities	$7,472	$670	$(39)	$8,103	100.0%

Total fixed maturities at December 31, 2002	$6,889	$482	$(177)	$7,194

*At fair value

The distribution of expected maturities at December 31 of the indicated year is as follows:

	2003	2002
Short terms and under 1 year	4.0%	4.5%
2-5 years	28.9	28.6
6-10 years	28.1	34.8
11-15 years	9.3	12.8
16-20 years	5.4	5.2
Over 20 years	24.3	14.1

	100.0%	100.0%

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At December 31, 2003	At December 31, 2002
Average yield (tax-equivalent book basis)	7.24%	7.43%
Average life (in years, to worst call)	11.3	9.6
Average life (in years, to maturity)	14.7	13.6
Effective duration (to worst call) *	6.5	5.9
Effective duration (to maturity)*	7.8	7.3

* A measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (1) based on the same date used to calculate the yield, which is the “worst call” date for callable bonds and the maturity date for all other bonds, and (2) based on the maturity date of all bonds, whether callable or not.

At the end of 2003, the fixed-maturity portfolio had a gross unrealized gain of $670 million, compared with $482 million at the end of 2002. Gross unrealized losses on fixed maturities were $39 million at December 31, 2003, compared with $177 million a year earlier. The following tables disclose selected information about the gross unrealized losses of Torchmark’s fixed maturities at December 31, 2003.

Analyses of Gross Unrealized Investment Losses on Fixed Maturities

At December 31, 2003

(Amounts in millions)

	Fair value greater than 80% of book	Fair value less than 80% of book for less than 6 months	Fair value less than 80% of book from 6 months to less than 1 year	Fair value less than 80% of book for 1 year or longer	Total
Investment grade securities:
Corporates	$18.7				$18.7
U.S. government and agency	1.8				1.8
Redeemable preferred stock	3.9				3.9
Non-investment grade securities:
States, municipals, & political subdivisions				$1.1	1.1
Corporates	6.0			0.3	6.3
Asset-backed securities	2.8				2.8
Redeemable preferred stock				4.0	4.0

	$33.2	$0.0	$0.0	$5.4	$38.6

Maturity distribution:
Due in one year or less	$0.2				$0.2
Due in more than 1 year through 5 years	5.9			$1.1	7.0
Due in more than 5 years through 10 years	4.0			0.3	4.3
Due in more than 10 years through 20 years	7.4				7.4
Due in more than 20 years	15.7			4.0	19.7

	$33.2	$0.0	$0.0	$5.4	$38.6

Major sectors:
Insurance carriers	$5.8			$4.0	$9.8
Electric, gas, water, sanitation services	5.9			0.2	6.1
General merchandise stores	3.0				3.0
Food stores	2.7				2.7
Communications	2.5				2.5
U.S. Government	1.8				1.8
Depository institutions	1.5				1.5
Industrial, comm machinery, computer equip	1.4				1.4
Municipal bonds				1.1	1.1
Other	8.6			0.1	8.7

	$33.2	$0.0	$0.0	$5.4	$38.6

Based on the information available at December 31, 2003, Torchmark believes that the par value of these securities will be recoverable.

Credit Risk Sensitivity.    Credit risk is the level of certainty that a security’s issuer will maintain its ability to honor the terms of that security until maturity. In recent periods, the securities of many industry sectors affected by the economic downturn have suffered increased credit risk. As a result, many securities have been downgraded by credit-rating agencies to below-investment grade status. Thus, the likelihood the issuers will honor their securities’ terms has been reduced and the securities’ market values have been impaired. As Torchmark continues to invest in corporate bonds with relatively long maturities, credit risk is a concern. Torchmark mitigates this ongoing risk, in part, by acquiring investment-grade bonds, and by investigating the financial fundamentals of each prospective issuer. At December 31, 2003, approximately 93% of invested assets at fair value were held in fixed-maturity securities. The major rating agencies considered 91% of this portfolio to be investment grade. The average quality rating of the portfolio continues to be BBB+. The table below demonstrates the credit rankings of Torchmark’s fixed-maturity portfolio at fair value as of December 31, 2003.

Rating	Amount (in millions)%
AAA	$329.3	4.1%
AA	303.6	3.8
A	3,348.4	41.3
BBB	3,369.9	41.6
BB	496.8	6.1
B	219.7	2.7
Less than B	35.1	0.4
Not rated	0.0	0.0

	$8,102.8	100.0%

Torchmark’s current investment policy is to acquire only investment-grade obligations. Thus, increases in below investment-grade issues are a result of ratings downgrades of existing holdings.

Torchmark reduces credit risk by maintaining investments in a wide range of industry sectors. The following table presents the industry sectors that exceeded 2% of the corporate fixed-maturity portfolio at December 31, 2003.

Industry	%
Depository institutions	16.9%
Electric, gas, sanitation services	15.1
Insurance carriers	13.8
Nondepository credit institutions (finance)	6.7
Communications	4.6
Chemicals & allied products	3.9
Transportation equipment	3.8
Food & kindred products	2.7
Oil & gas extraction	2.5
Petroleum refining & related industries	2.5
Industrial, commercial machinery, computer equipment	2.5
General merchandise stores	2.1

Otherwise, no individual industry represented 2% or more of Torchmark’s corporate fixed maturities.

Market Risk Sensitivity.    Market risk is the risk that the value of a security will change because of a change in market conditions. Torchmark’s primary exposure to market risk is interest rate risk, which is the risk that a change in a security’s value could occur because of a change in interest rates. This risk is significant to Torchmark’s investment portfolio because its fixed-maturity holdings at amortized cost represent approximately 93% of total investments. The effects of interest rate fluctuations on fixed investments are reflected on an after-tax basis in Torchmark’s shareholders’ equity because these investments are marked to market value under SFAS 115.

The actual interest-rate risk to Torchmark is reduced because the effect that changes in rates have on assets is offset by the effect they have on insurance liabilities and on debt. Interest assumptions are used to compute the majority of Torchmark’s insurance liabilities. These insurance liabilities, net of deferred acquisition costs, were $4.2 billion and debt was $.9 billion at December 31, 2003, compared with fixed-maturity investments of $7.5 billion at amortized cost at the same date. Because of the long-term nature of insurance liabilities, temporary changes in value caused by rate fluctuations have little bearing on ultimate obligations. In accordance with GAAP, insurance liabilities and debt are generally not marked to market.

Market risk is managed in a manner consistent with Torchmark’s investment objectives. Torchmark seeks to maintain a portfolio of high-quality, fixed-maturity assets that may be sold in response to changing market conditions. However, it is Torchmark’s primary objective to hold securities to maturity. Torchmark’s strong operating cash flow and stable, long-term policy liabilities decrease the likelihood of needing to sell fixed investments for operating liquidity. Some sales may be made to preserve capital due to changes in credit quality of individual securities or for tax purposes. Potential volatility in the value of Torchmark’s longer-term fixed-maturity holdings is reduced by the Company’s practice of holding securities to maturity, which has resulted in 33% of the fixed portfolio being expected to repay within five years and 61% within ten years.

No derivative instruments are used to manage Torchmark’s exposure to market risk in the investment portfolio. Interest-rate swap instruments have been entered into by Torchmark in connection with its preferred stock and certain debt issues as discussed in Note 13—Debt in the Notes to the Consolidated Financial Statements and under the caption Capital Resources in this report.

The following table illustrates the market risk sensitivity of Torchmark’s interest-rate sensitive fixed-maturity portfolio at December 31, 2003 and 2002. This table measures the effect of a change in interest rates (as represented by the U.S. Treasury curve) on the fair value of Torchmark’s fixed-maturity portfolio. The data are prepared through a model which incorporates various assumptions and estimates to measure the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points. It takes into account the effect that special option features such as call options, put options, and unscheduled repayments could have on the portfolio, given the changes in rates. The valuation of these option features is dependent upon assumptions about future interest rate volatility that are based on past performance.

	Market Value of Fixed-Maturity Portfolio ($ millions)
Change in Interest Rates (in basis points)	At December 31, 2003	At December 31, 2002
-200	$9,385	$8,213
-100	8,729	7,702
0	8,103	7,194
100	7,555	6,744
200	7,032	6,302

Realized Gains and Losses.    Torchmark’s core business of providing insurance coverage requires it to maintain an investment portfolio to support its insurance liabilities. These insurance liabilities are often very long-term in nature, with the realization of profits from core insurance operations emerging over many years. The investments that support these liabilities consist primarily of fixed maturities, with yields expected to provide for the cost of carrying these insurance liabilities. These expected yields are taken into account when setting insurance premium rates and product profitability expectations. As a result, fixed maturities are generally held for long periods to support the liabilities, even though they are available for sale at any time.

Because Torchmark holds a large and diverse investment portfolio, investments are sold or called from time to time, resulting in a realized gain or loss. These gains and losses occur only incidentally, and are usually the result of sales for tax reasons, deterioration in investment quality of issuers, or calls by the issuers. Torchmark does not engage in trading investments for profit. Therefore, gains or losses which occur in protecting the portfolio or its yield are only secondary to Torchmark’s core insurance operation of providing insurance coverage to policyholders.

Realized gains and losses can be significant in relation to the earnings from core insurance operations, and as a result, have a material positive or negative impact on net income. They are not considered in determining premium rates or product profitability of Torchmark’s insurance products, nor are they considered to be part of ongoing investment income. Therefore, they have no bearing on core insurance operations or segment results as management views its operations because such results might not be indicative of the past or future performance of core operations. For these reasons, Torchmark management removes the effects of realized gains and losses when evaluating its overall insurance operating results.

The following table summarizes Torchmark’s tax-effected realized gains (losses) by component for each of the years in the three-year period ended December 31, 2003.

Analysis of Realized Gains (Losses)

(Amounts in thousands, except for per share data)

	Year Ended December 31,
	2003		2002		2001
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Realized gains (losses), net of tax, from:
Investment sales	$449	$.01	$8,703	$.07	$1,236	$.01
Writedown of fixed maturities	(6,305)	(.06)	(58,066)	(.48)	(6,000)	(.05)
Writedown of other investments	(3,250)	(.03)	(2,365)	(.02)	- 0 -	.00
Loss on redemption of debt	- 0 -	.00	(2)	.00	(4,553)	(.04)
Valuation of interest rate swaps	(10,122)	(.09)	11,554	.10	3,184	.03
Spread on interest rate swaps*	17,099	.15	15,006	.12	5,318	.04

Total	$(2,129)	$(.02)	$(25,170)	$(.21)	$(815)	$(.01)

*	The reduction in interest cost from swapping fixed-rate obligations to floating rate.

In each year, Torchmark wrote down several individual holdings to estimated fair value as a result of other-than-temporary impairment. The impaired securities met some or all of Torchmark’s criteria for other-than-temporary impairment as discussed in Note 3—Investments in the Consolidated Financial Statements and in its Critical Accounting Policies in this report. Pretax charges for these impairments were $10 million in 2003, $89 million in 2002, and $9 million in 2001. Of the seventeen issuers written down in 2001 through 2003, the bonds of five issuers were still held at December 31, 2003 at a fair value of $43 million and a book value of $19 million.

Accounting rules require Torchmark to revalue its interest-rate swaps at their fair value at the end of each accounting period. The fair values of these instruments fluctuate with interest rates in financial markets and diminish with the passage of time so that their value is zero when they expire. Torchmark intends to hold its swaps until they expire. Therefore, while period-to-period fluctuations can be substantial, the value of the swaps and the cumulative unrealized gains and losses from marking the swaps to market value from inception will be zero when the swap agreements expire. Temporary unrealized changes in swap values are included as a component of “Realized investment losses” on the Consolidated Statements of Operations. This fair value adjustment for all swaps on a pretax basis was a negative $16 million in 2003, a positive $18 million in 2002, and a positive $5 million in 2001.

In September, 2003, the Securities and Exchange Commission informally interpreted SFAS 133, the GAAP rules concerning the reporting of nonhedged derivatives. Their interpretation concluded that all income and expenses related to a non hedged derivative must be recorded in the same line item on the income statement that the adjustment to fair value is recorded. This interpretation was effective immediately with prior periods reclassified accordingly for comparability. This interpretation requires cash settlements in interest cost to be combined with the noncash unrealized fair value adjustment as a component of realized investment gains and losses. Torchmark’s pretax interest cost reduction from its swap derivatives that was included in realized investment gains was a positive $26 million in 2003, a positive $23 million in 2002, and a positive $8 million in 2001. Torchmark continues to reduce interest cost for this benefit in its segment analysis as permitted because Torchmark views the benefit from lower interest rates as a reduction in its financing costs.

During 2001, Torchmark adopted a new accounting principle, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets (EITF 99-20), which changed the method of accounting for certain of its asset-backed securities. As a result of the requirements of the new principle, Torchmark wrote these investments down $41 million, or $27 million net of tax, which has been reported as a change in accounting principle. Subsequent to adoption, impairments of these assets have been and will be reported as realized investment losses. In 2001, after the adoption of the new rule, an additional impairment loss of $1.6 million after tax was recorded. Additionally, certain of the asset-based securities were sold during both 2002 and 2001. These sales resulted in proceeds of $40 million at an after-tax loss of $170 thousand in 2001, and proceeds of $13 million at an after-tax loss of $3 million in 2002. At year-end 2003, Torchmark held $35 million at fair value of asset-backed securities subject to the provisions of EITF 99-20. Under the provisions of this standard, these investments were not considered impaired. For more information on the effects of this accounting rule, see Note 11—Change in Accounting Principle in the Notes to the Consolidated Financial Statements.

FINANCIAL CONDITION

Liquidity.    Liquidity provides Torchmark with the ability to meet on demand the cash commitments required by its business operations and financial obligations. Torchmark’s liquidity is derived from three sources: positive cash flow from operations, a portfolio of marketable securities, and a line of credit facility.

Torchmark’s insurance operations have historically generated positive cash flows in excess of its immediate needs. Sources of cash flows from operations include primarily premium and investment income. Cash outflows from operations include policy benefit payments, commissions, administrative expenses, and taxes.

Operating cash inflows significantly exceed cash outflows primarily because life insurers, such as Torchmark, expect to pay the majority of their policyholder benefits in future periods, sometimes many years later. A liability is actuarially computed and recorded for these future benefits which increases as insurance in force grows so that Torchmark can “save” for these future payments. Earnings are charged for the increase in this reserve each period, but there is no corresponding cash outlay. Therefore, cash provided from operations will generally significantly exceed net income in any given period. Cash flows are also generated by the maturities and scheduled repayments of Torchmark’s investment portfolio. Cash flows in excess of immediate requirements are invested to fund future requirements. Available cash flows are also used to repay debt, to buy back Torchmark shares, to pay shareholder dividends, and for other corporate uses. While Torchmark’s cash flows have historically been positive and very strong, a reduction in cash flow could negatively affect its liquidity.

Cash flows provided from operations increased in each of the three years ended December 31, 2003 over their respective prior year. They were $740 million in 2003, $651 million in 2002, and $618 million in 2001. In addition, Torchmark received $682 million in investment maturities and repayments in 2003, adding to available cash flows. Such repayments were $304 million in 2002 and $219 million in 2001.

Torchmark’s cash and short-term investments were $64 million at year-end 2003 and $80 million at year-end 2002. Additionally, Torchmark has a portfolio of marketable fixed and equity securities that are available for sale in the event of an unexpected need. These securities had a fair value of $8.2 billion at December 31, 2003.

Torchmark has in place a line of credit facility with a group of lenders which allows unsecured borrowings and stand-by letters of credit up to $625 million. The facility is split into two parts: a $325 million 364-day tranche maturing November 24, 2004, and a $300 million five-year tranche maturing November 30, 2006. The company has the ability to request up to $200 million in letters of credit to be issued against the $300 million five-year tranche. Under either tranche, interest is charged at floating rates. The line of credit is further designated as a back-up credit line for a commercial paper program not to exceed $600 million, whereby Torchmark may borrow from either the credit line or issue commercial paper at any time. Commercial paper borrowings and letters of credit on a combined basis may not exceed $625 million. At December 31, 2003, $182 million carrying amount of commercial paper was outstanding, $159 million letters of credit were issued, and there were no borrowings under the line of credit. Although the commercial paper borrowing balance fluctuates based on Torchmark’s needs, a facility fee is charged on the entire $625 million facility. The facility does not contain any ratings-based acceleration triggers which would require early repayment. In accordance with the agreements, Torchmark is subject to certain covenants regarding capitalization and earnings. At December 31, 2003, Torchmark was in full compliance with these covenants. Borrowings on this facility are reported as short-term debt.

Liquidity of the parent company is affected by the ability of the subsidiaries to pay dividends. The parent receives dividends from subsidiaries in order to meet dividend payments on common and preferred stock, interest and principal repayment requirements on parent-company debt, and operating expenses of the parent company. Dividends from insurance subsidiaries of Torchmark are limited to the greater of statutory net gain from operations, excluding capital gains and losses, on an annual noncumulative basis, or 10% of surplus, in the absence of special approval. Distributions are not permitted in excess of statutory net worth. Subsidiaries are also subject to certain minimum capital requirements. Although these restrictions exist, dividend availability from subsidiaries historically has substantially exceeded the cash flow needs for parent company operations. In 2003, subsidiaries of Torchmark paid $314 million in dividends to the parent company. During the year 2004, a maximum amount of $341 million is expected to be available to Torchmark from insurance subsidiaries without regulatory approval.

Off-Balance Sheet Arrangements.    As of December 31, 2003, Torchmark had no off-balance sheet arrangements, no significant unconsolidated affiliates, no variable interest entities, and no guarantees of the obligations of third-party entities. All of Torchmark’s guarantees, as disclosed in Note 17—Commitments and Contingencies, were guarantees of the performance of consolidated subsidiaries. All of Torchmark’s derivative instruments were recorded at fair value on the balance sheet.

As described under the caption New Accounting Rules, the Financial Accounting Standards Board (FASB) has issued a revised interpretation of rules concerning consolidation of variable interests (FIN46R). This interpretation will result in the trusts which are liable for Torchmark’s Trust Preferred Securities being deconsolidated as of January 1, 2004 and reflected as “off-balance sheet arrangements,” even though Torchmark is the sole owner and has total voting control of these trusts.

The following table presents Torchmark’s scheduled contractual obligations for the selected periods as of December 31, 2003.

	($ millions)
	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt—principal	$692.4	—	—	$180.0	—	—	$512.4
Long-term debt—interest	843.4	$51.3	$51.3	50.8	$40.1	$40.1	609.8
Capital leases	-0-	—	—	—	—	—	—
Operating leases	17.4	3.3	2.7	2.3	1.9	1.6	5.6
Purchase obligations	-0-	—	—	—	—	—	—
Pension obligations	170.3	7.8	9.6	10.0	11.0	13.0	118.9
Other long-term obligations	26.2	2.8	2.4	2.0	1.7	1.4	15.9

Total	$1,749.7	$65.2	$66.0	$245.1	$54.7	$56.1	$1,262.6

Interest on debt is based on Torchmark’s fixed obligations. As certain debt instruments have related swaps which exchange the fixed obligations to those based on floating rates, Torchmark’s actual interest cost may be greater or lesser than presented.

Pension obligations are liabilities in trust funds that are funded by Torchmark to provide for the pensions. At December 31, 2003, these pension obligations were $170 million but there were also assets of $162 million in the plans to fund those obligations. The schedule of pension benefits is based on the same assumptions used to measure the pension obligations. All other benefit plan obligations are direct liabilities of Torchmark and are included in other long-term obligations.

Torchmark’s other long-term contractual obligations at December 31, 2003 consisted of its long-term future policy liabilities in the amount of $6.2 billion and its long-term employee benefit liabilities other than pensions in the amount of $12.5 million. Of these amounts, $26 million of insurance policy obligations and no employee benefit obligations were fixed and determinable as of December 31, 2003. These fixed and determinable obligations include amounts in which a specified balance is due to be paid at a certain specified date, such as an annuity certain. All other insurance and benefit liabilities contain life, death, or health contingencies causing either the timing, the amount of benefit, or both not to be known until the event occurs. Therefore, Torchmark has scheduled as contractual obligations only those long-term obligations which are fixed and determinable at December 31, 2003. In accordance with GAAP, Torchmark carries insurance and benefit liabilities on a discounted basis on its Consolidated Balance Sheet. However, for the purpose of this disclosure, total benefits are shown on an undiscounted basis.

Capital Resources.    Torchmark’s capital structure consists of short-term debt (the commercial paper facility described above), long-term funded debt, trust preferred securities, and shareholders’ equity. An analysis of long-term debt issues outstanding is as follows at December 31, 2003.

Long Term Debt at December 31, 2003

(Dollar amounts in thousands)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Senior Debentures	2009	8 1/4%	$99,450	$99,450	$118,942
Notes	2023	7 7/8	168,912	165,866	200,803
Notes	2013	7 3/8	94,050	93,054	110,029
Senior Notes	2006	6 1/4	180,000	190,584	196,434

Total funded debt			542,412	548,954	626,208
Trust Preferred Securities	2041	7 3/4	150,000	144,449	162,420

Total long-term debt			$692,412	$693,403	$788,628

The carrying value of Torchmark’s 6 1/4% Senior Notes is adjusted each period to reflect the change in fair value of a swap instrument which hedges the value of the note. This instrument increased the value of long-term debt by $12.0 million and $15.1 million at December 31, 2003 and December 31, 2002, respectively.

The carrying value of the funded debt was $693 million at December 31, 2003, compared with $552 million a year earlier. Effective July 1, 2003, Torchmark adopted Statement of Financial Accounting Standard No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). This Statement specifies that Torchmark’s trust preferred securities are to be reported as a component of long-term debt subsequent to adoption, rather than as an item reported between liabilities and equity, and that prior periods may not be restated for comparative purposes. The inclusion of the trust preferred securities with funded debt added $144 million to the 2003 balance. Additionally, in accordance with accounting rules, Torchmark adjusts the carrying value of the 2006 Senior Notes for the change in value of the above-mentioned swap instrument, since that derivative qualifies as a hedge. This fair value adjustment for the swap declined $3 million in 2003 but increased $15 million in 2002. For more information about specific debt issues, please refer to Note 13—Debt in the Notes to the Consolidated Financial Statements.

During 2001, Torchmark redeemed its Monthly Income Preferred Securities, redemption amount $200 million, and issued its $150 million 7 3/4% Trust Preferred Securities and $180 million 6 1/4% Senior Notes. Information about the issuance and redemption of these instruments, including the terms and the uses of proceeds, are disclosed in Note 13—Debt in the Notes to the Consolidated Financial Statements. In connection with these instruments, Torchmark has in place three interest-rate swap agreements in which Torchmark has exchanged its fixed-rate obligations on the debt instruments to floating rates. Information about these swaps is also found in this note.

Torchmark maintains a significant available-for-sale fixed-maturity portfolio to support its insurance policyholders’ liabilities. Torchmark is required by an accounting rule (SFAS 115) to revalue this portfolio to fair market value at the end of each accounting period. The period-to-period changes in fair value, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity. Changes in the fair value of the portfolio result from changes in interest rates in financial markets. While SFAS 115 requires invested assets to be revalued, accounting rules do not permit interest-bearing insurance policy liabilities to be valued at fair value in a consistent manner. Due to the size of Torchmark’s policy liabilities in relation to its shareholders’ equity, this inconsistency in measurement usually has a material impact in the reported value of shareholders’ equity. If these liabilities were revalued in the same manner as the assets, the effect on equity would be largely offset. Fluctuations in interest rates cause undue volatility in the period-to-period presentation of Torchmark’s shareholders’ equity, capital structure, and financial ratios which would be essentially removed if interest-bearing liabilities were valued in the same manner as assets. For this reason, Torchmark’s management, credit rating agencies, lenders, many industry analysts, and certain other financial statement users prefer to remove the effect of SFAS 115 when analyzing Torchmark’s balance sheet, capital structure, and financial ratios.

The following tables present selected data related to Torchmark’s capital resources. Additionally, the tables present the effect of SFAS 115 on relevant line items, so that investors and other financial statement users may determine its impact on Torchmark’s capital structure.

Selected Financial Data

	At December 31, 2003		At December 31, 2002		At December 31, 2001
	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*
Fixed maturities (millions)	$8,103	$631	$7,194	$306	$6,526	$(2)
Deferred acquisition costs (millions) **	2,420	(37)	2,286	(18)	2,182	1
Total assets (millions)	13,461	594	12,361	288	12,428	(1)
Short-term debt (millions)	182	0	201	0	204	0
Long-term debt (millions)	693	0	552	0	536	0
Trust preferred securities (millions)	0	0	144	0	145	0
Shareholders’ equity (millions)	3,240	386	2,851	187	2,497	0

Book value per diluted share	28.45	3.39	24.04	1.58	20.24	(.01)
Debt to capitalization ***	21.3%	(2.2)%	23.9%	(1.3)%	26.2%	0%

Diluted shares outstanding (thousands)	113,887		118,598		123,354
Actual shares outstanding (thousands)	112,715		118,267		122,888

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item
**	Includes the value of insurance purchased
***	Torchmark’s debt covenants require that the effect of SFAS 115 be removed to determine this ratio

Torchmark’s ratio of earnings before interest, taxes and discontinued operations to interest requirements (times interest earned) was 14.2 times in 2003, compared with 13.8 times in 2002, and 14.5 times in 2001. These ratios were restated from those previously reported because of the reclassifications to interest expense required by GAAP for the interest-rate spreads on swap instruments. A discussion of Torchmark’s interest expense is included in the discussion of financing costs under the caption Investments in this report.

On July 24, 2003, Torchmark’s Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and timing that management, in consultation with the Board, determined to be in the best interest of the Company. Torchmark has repurchased its common stock every year since 1986, except for 1995, the year following the acquisition of American Income. Since 1998, Torchmark has repurchased 34.8 million shares at a total cost of $1.2 billion, and has acquired no fewer than 3.4 million shares in any one year. Management believes that Torchmark share purchases at favorable prices add incrementally to per share earnings, return on equity, and are an excellent way to increase total shareholder value. In 2003, Torchmark acquired 5.9 million shares at a cost of $225 million. If the $225 million free cash flow used for the repurchase of Torchmark common stock had alternatively been invested in corporate bonds, an estimated $5.7 million of additional investment income, after tax, would have resulted and net income per diluted share would have increased 15% to $3.67. Because share purchases were made, actual net income per share was $3.73, an increase of 17%. Torchmark intends to continue the repurchase of its common shares when financial markets are favorable. In 2002, Torchmark acquired 4.8 million shares at a cost of $182 million and purchased 7.8 million shares at a cost of $303 million in 2001.

Credit Ratings.    The credit quality of Torchmark’s debt instruments and capital securities are rated by various rating agencies. During 2003, Standard and Poor’s upgraded Torchmark’s funded debt rating from A to A+ and its preferred securities rating from BBB+ to A-. The chart below presents Torchmark’s credit ratings as of December 31, 2003.

	Standard & Poors	Fitch	Moody’s	A.M. Best
Commercial Paper	A-1	F-1	P-2	AMB-1
Funded Debt	A+	A	A3	a
Preferred Stock	A-	A-	baa1	a-

The financial strength of Torchmark’s major insurance subsidiaries are also rated by Standard & Poor’s and A.M. Best. Standard and Poor’s lowered the insurance financial strength rating of United Investors to A+ from AA, noting that United Investors was no longer a strategic subsidiary to Torchmark. Also during 2003, A. M. Best upgraded American Income’s insurance financial strength rating to A+ (Superior) from A (Excellent). The following chart presents these ratings for Torchmark’s five largest insurance subsidiaries at December 31, 2003.

	Standard & Poors	A.M. Best
Liberty	AA	A+ (Superior)
Globe	AA	A+ (Superior)
United Investors	A+	A+ (Superior)
United American	AA	A+ (Superior)
American Income	AA	A+ (Superior)

A.M. Best states that it assigns A+ (Superior) ratings to those companies which, in its opinion, have demonstrated superior overall performance when compared to the norms of the life/health insurance industry. A+ (Superior) companies have a superior ability to meet their obligations to policyholders over a long period of time.

The AA rating is assigned by Standard & Poor’s Corporation to those insurers which have very strong financial security characteristics, differing only slightly from those rated higher. The A+ rating is assigned to an insurer with strong financial security characteristics, somewhat more likely to be affected by adverse business conditions than insurers with higher ratings. The “+” indicates that United Investors is among the strongest insurers within the A category.

OTHER ITEMS

Litigation.    Torchmark and its subsidiaries continue to be named as parties to pending or threatened litigation, much of which involves punitive damage claims based upon allegations of agent misconduct at Liberty in Alabama. Such punitive damage claims are tried in Alabama state courts where any punitive damage litigation may have the potential for significant adverse results since punitive damages in Alabama are based upon the compensatory damages (including mental anguish) awarded and the discretion of the jury in awarding compensatory damages is not precisely defined. Additionally, it should be noted that Torchmark subsidiaries actively market insurance in the State of Mississippi, a jurisdiction which is nationally recognized for large punitive damage verdicts. Bespeaking caution is the fact that it is impossible to predict the likelihood or extent of punitive damages that may be awarded if liability is found in any given case. It is thus difficult to predict with certainty the liability of Torchmark or its subsidiaries in any given case because of the unpredictable nature of this type of litigation. Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, contingent liabilities arising from threatened and pending litigation are not presently considered by management to be material. For more information concerning litigation, please refer to Note 17—Commitments and Contingencies in the Notes to the Consolidated Financial Statements.

TRANSACTIONS WITH RELATED PARTIES

First Command.    Lamar C. Smith, a director of Torchmark, is an officer and director of First Command Financial Services, Inc. (First Command), a corporation 100% owned by the First Command Employee Stock Ownership Plan (First Command ESOP). Mr. Smith is a beneficiary of the First Command ESOP although he has no ability to vote the stock of First Command that is held by the First Command ESOP. First Command, with 572 home office employees and more than 1,000 appointed agents both inside and outside the United States, receives commissions as the Military Agency distribution system for selling certain life insurance products offered by Torchmark’s insurance subsidiaries. These commissions were $59.4 million in 2003, $52.6 million in 2002, and $48.2 million in 2001. Torchmark held balances due from these agents of $15.0 million at year-end 2003 and $13.1 million at year-end 2002.

During 2001, Torchmark entered into a coinsurance agreement with First Command’s life subsidiary whereby Torchmark cedes back to First Command approximately 5% of the new life insurance business sold by First Command on behalf of Torchmark’s insurance subsidiaries. Under the terms of this agreement, First Command pays Torchmark a maintenance expense allowance equal to 5.5% of all premium collected and an issue allowance of 2.9% of first year premium collected. Torchmark is also reimbursed for actual commissions, premium taxes, and claims paid on the business ceded to First Command. Also under the agreement, Torchmark provides First Command certain administrative, accounting, and investment management services. Premium ceded in 2003 was $1.6 million, in 2002 was $780 thousand, and in 2001 was $108 thousand. At December 31, 2003, the face amount of life insurance ceded was $241 million and annualized ceded premium was $2.0 million.

Torchmark has entered into two loan agreements with First Command, a construction loan agreement and a collateral loan agreement. The construction loan was entered into in 2001 and called for Torchmark to finance the construction of a building subject to a maximum amount of borrowing of $22.5 million. Upon completion, Torchmark committed to permanently finance the building with a fifteen-year mortgage at a rate of 2.25% over the ten-year treasury rate at that time, subject to a minimum rate of 7.0%. The building was completed in April, 2003 and the interest rate was reset to 7.0%. The outstanding balance is being repaid in equal monthly payments over fifteen years beginning May 1, 2003. At year-end 2003, the outstanding balance was $21.7 million. The loan is collateralized by a four-story building in Fort Worth, Texas. In addition to the office building as collateral, in the event of default, Torchmark has the right of offset to any commission due First Command.

The collateral loan agreement was originally entered into in 1998 with an initial loan of $7 million and an additional $15 million loaned in 2001. The loan bears interest at a rate of 7%. The loan accumulated interest until December 31, 2001, after which time First Command began making fixed monthly payments that will amortize the loan over fifteen years. It is collateralized by a group of mutual funds and real estate in which the loan balance can never exceed 90% of the mutual funds pledged plus 75% of the appraised value of the real estate. Because First Command made a significant payment in 2003, the outstanding loan balance at December 31, 2003 was $12.7 million, compared with $22.0 million at December 31, 2002. The market value of the mutual funds pledged was $12.6 million at December 31, 2003. The real estate was appraised by an independent firm in 2002 for $17.6 million.

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

As part of the consideration for the transaction, Torchmark accepted a ten-year collateralized 8% note from Elgin Development in the amount of $12.4 million. Elgin Development made all interest payments and paid down $2.3 million in principal payments through December 31, 2002. As of that date the outstanding balance of the collateralized note with Elgin Development Company was $10.1 million. In 2003, Elgin Development defaulted on the note. As a result, Torchmark foreclosed on the collateral which consisted of real estate with a value of $5.7 million. Torchmark recognized a realized loss on the transaction of $2.6 million after tax.

Mr. Richey was a 25% investor in Stonegate Realty Company, LLC, the parent company of Elgin Development Company until December 31, 2003, at which time he became a 50% investor. Until December 31, 2003, he was also a one-third investor in Stonegate Management Company, LLC, which, in turn, is a 50% owner of Commercial Real Estate Services. As of December 31, 2003, he became a two-thirds investor in Stonegate Management. Commercial Real Estate Services manages certain of Torchmark’s company-occupied and investment real estate properties along with those of other clients. Fees paid by Torchmark subsidiaries for these management and maintenance services were $683 thousand in 2003, $750 thousand in 2002, and $757 thousand in 2001. Lease rentals paid by Torchmark subsidiaries were $261 thousand, $260 thousand, and $261 thousand in 2003, 2002, and 2001, respectively.

MidFirst Bank.    Torchmark has engaged MidFirst Bank as the servicing agent for a portion of Torchmark’s subsidiaries’ commercial mortgages portfolios. George J. Records, a Torchmark director, was an officer, director, and 38.3% beneficial owner of Midland Financial Co., the parent corporation of MidFirst Bank until December 31, 2003. After that date, he is no longer a beneficial owner. Fees paid for these services were $110 thousand in 2003, $118 thousand in 2002, and $109 thousand in 2001.

In the fourth quarter of 2003, a reserve in the pretax amount of $5 million was established on certain mortgages that met Torchmark’s criteria for impairment. These mortgages were originated and serviced by MidFirst.

Baxley.    William J. Baxley is a partner in the law firm of Baxley, Dillard, Dauphin, McKnight & Barclift which performs legal services for Torchmark and certain of its subsidiaries. In 1997, Mr. Baxley was loaned $668 thousand on an unsecured basis at a rate of 6.02%. Repayments are made in the form of legal services at customary rates and are applied against the outstanding balance, amortizing the loan with interest over its remaining term. In October, 2001, the terms of the loan were revised and an additional amount of $395 thousand was loaned to Baxley. The interest rate was revised to 5.6% and the term of the loan was extended until July, 2013. The loan is being repaid in accordance with its amortization schedule and all payments are current. At December 31, 2003 and 2002, the outstanding balance of this loan was $689 thousand and $743 thousand, respectively.

Additionally, Liberty loaned Mr. Baxley’s wife $883 thousand secured by a mortgage on a building sold to her in 1997. Interest is charged at a rate of 7.7%. Scheduled cash payments are made to amortize the loan over thirty years. However, there is a balloon payment due at the end of ten years (2007) in the amount of $712 thousand less a credit of $18 thousand if all payments are made timely. To date, all payments have been timely. During 2002, Liberty sold the loan to Torchmark. At December 31, 2003 and 2002, the outstanding balance of this loan was $791 thousand and $809 thousand, respectively.

Torchmark customarily grants options to certain consultants for their services in addition to their fees. Mr. Baxley has received Torchmark options in the past.

NEW ACCOUNTING RULES

Guaranteed Minimum Policy Benefits.    The American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). This Statement is effective for Torchmark beginning January 1, 2004. This Statement covers various aspects of accounting for nontraditional product features in order to increase uniformity in practice. The primary issue affecting Torchmark is the accounting for liabilities for certain guaranteed minimum policy benefits. Torchmark believes that this accounting change will result in a charge to earnings in a range from $4 to $8 million net of tax in 2004 to establish the required additional liability. This charge will be recorded as the cumulative effect of a change in accounting principle.

In future periods, Torchmark does not believe that the provision for guaranteed minimum policy benefits will have a material impact on its operations. However, the liability for guaranteed minimum policy benefits is highly dependent on the performance of financial markets, whereby poor market performance in the future could increase Torchmark’s obligations.

Deconsolidation.    In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities, which Torchmark adopted in 2003 with no impact to the consolidated financial statements. In December, 2003, the FASB revised FIN 46 (FIN46R) and deferred its adoption for variable interest entities (VIEs) that meet certain criteria until the first quarter of 2004. FIN46R clarified the definition of a variable interest such that only the holder of a variable interest can ever be the VIE’s primary beneficiary. Only primary beneficiaries are permitted to consolidate VIEs. Therefore, FIN46R does not permit consolidation of VIEs in which a company has voting control but is not the primary beneficiary. The trusts that are liable for Torchmark’s Trust Preferred Securities meet the definition of VIEs. Under FIN46R, Torchmark does not have a variable interest in the trusts and therefore cannot be the entity’s primary beneficiary. For this reason, Torchmark may no longer consolidate the trusts, even though Torchmark is the sole owner of the voting equity of these entities.

Upon adoption, effective January 1, 2004, prior periods will be restated for comparability. The effect of adoption will be to increase Torchmark’s long-term debt by approximately $5 million with a corresponding increase in an asset of equal amount. In addition, investment income and interest expense will be increased by approximately $350 thousand per year.

CRITICAL ACCOUNTING POLICIES

Future Policy Benefits.    Because of the long-term nature of insurance contracts, Torchmark’s insurance companies are liable for policy benefit payments that will be made in the future. The liability for future policy benefits is determined by standard actuarial procedures common to the life insurance industry. The accounting policies for determining this liability are disclosed in Note 1—Significant Accounting Policies in the Notes to the Consolidated Financial Statements. While management and company actuaries have used their best judgment in determining the assumptions and in calculating the liability for future policy benefits, there is no assurance that the estimate of the liabilities reflected in the financial statements represents Torchmark’s ultimate obligation. Additionally, because of the size of this liability, significantly different assumptions could result in materially different reported amounts. A complete list of the assumptions used to calculate the liability for future policy benefits is reported in Note 6—Future Policy Benefits Reserves in the Notes to the Consolidated Financial Statements.

Deferred Acquisition Costs and Value of Insurance Purchased.    The costs of acquiring new business are generally deferred and recorded as an asset. Deferred acquisition costs consist primarily of sales commissions and other underwriting costs of new insurance sales. Additionally, the costs of acquiring blocks of insurance from other companies or through the acquisition of other companies are also deferred and recorded as assets under the caption “Value of Insurance Purchased.” Torchmark’s policies for accounting for deferred acquisition costs and the associated amortization are reported in Note 1—Significant Accounting Policies in the Notes to the Consolidated Financial Statements. Different assumptions with regard to deferred acquisition costs could produce materially different amounts of amortization. For more information about accounting for deferred acquisition costs see Note 5—Deferred Acquisition Costs and Value of Insurance Purchased in the Notes to the Consolidated Financial Statements.

Policy Claims and Other Benefits Payable.    This liability consists of known benefits currently payable and an estimate of claims that have been incurred but not yet reported to the Company. The estimate of unreported claims is based on prior experience and is made after careful evaluation of all information available to the Company. However, the factors upon which these estimates are based can be subject to change from historical patterns. Factors involved include medical trend rates and medical cost inflation, the litigation environment, regulatory mandates, and the introduction of policy types for which claim patterns are not well established. Changes in these estimates, if any, are reflected in the earnings of the period in which the adjustment is made. Torchmark management believes that the estimates used to produce the liability for claims and other benefits, including the estimate of unsubmitted claims, are the most appropriate under the circumstances. However, there is no certainty that the resulting stated liability will be Torchmark’s ultimate obligation.

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

Investment income is reported as revenue by Torchmark when it is earned, less investment expenses. The investment activities of Torchmark are integral to its insurance operations. Because life and health insurance claims and benefits may not be paid until many years into the future, the accumulation of cash flows from premium receipts are invested. Anticipated yields earned on investments are reflected in premium rates, contract liabilities, and other product contract features. These yield assumptions are implied in the interest required on Torchmark’s net insurance liabilities (future policy benefits less deferred acquisition costs) and contractual interest obligations in its insurance and annuity products. For more information concerning revenue recognition, investment accounting, and interest sensitivity, please refer to Note 1—Significant Accounting Policies and Note 3—Investments in the Notes to the Consolidated Financial Statements and discussions under the captions Annuities, Investments, and Market Risk Sensitivity in this report.

Impairment of Investments.    Torchmark continually monitors its investment portfolio for investments that have become impaired in value. While the values of the investments in Torchmark’s portfolio constantly fluctuate due to market conditions, an investment is considered to be impaired only when it has experienced a decline in fair market value which is deemed other than temporary. The policies and procedures that Torchmark uses to evaluate and account for impairments of investments are disclosed in Note 1—Significant Accounting Policies and Note 3—Investments in the Notes to the Consolidated Financial Statements and the discussions under the captions Investments and Realized Gains and Losses in this report.

While every effort is made to make the best estimate of status and value with the information available regarding an other-than-temporary impairment, it is difficult to predict the ultimate recoverable amount of a distressed or impaired security.

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

The actuarial assumptions used in determining Torchmark’s obligations for pensions include employee mortality and turnover, retirement age, the expected return on plan assets, projected salary increases, and the discount rate at which future obligations could be settled. These assumptions have an important effect on the pension obligation. A decrease in the discount rate or rate of return on plan assets will cause an increase in Torchmark’s pension obligation. A decrease in projected salary increases will cause a decrease in this obligation. These assumptions are subjective in many cases and small changes in certain assumptions may cause material differences in reported results. While management has used its best efforts to determine the most reliable assumptions, given the information available from company experience, economic data, independent consultants and other sources, no assurance can be given that actual results will be the same as expected. The assumptions are reviewed annually and revised, if necessary, based on more current information available to the company. Torchmark’s discount rate, rate of return on assets, and projected salary increase assumptions are disclosed in Note 12—Postretirement Benefits in the Notes to Consolidated Financial Statements in this report. This note also contains information about pension plan assets, investment policies, funded status, and other related data.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is found under the heading Market Risk Sensitivity found in Item 7 beginning on page 31 of this report.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Torchmark Corporation

Birmingham, Alabama

We have audited the accompanying consolidated balance sheets of Torchmark Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of Torchmark’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Torchmark Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, Torchmark Corporation and subsidiaries changed their classification of the trust preferred securities in 2003, in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. In addition, as discussed in Note 1 to the consolidated financial statements, Torchmark Corporation and subsidiaries changed their method of accounting for goodwill in 2002, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

DELOITTE & TOUCHE LLP

Dallas, Texas

March 5, 2004

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	December 31,
	2003	2002
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2003—$7,472,003; 2002—$6,888,830)	$8,102,810	$7,194,392
Equity securities, at fair value (cost: 2003—$49,074; 2002—$24,260)	57,364	24,457
Mortgage loans on real estate, at cost (estimated fair value: 2003—$114,026; 2002—$122,368)	115,411	121,805
Investment real estate, at cost (less allowance for depreciation: 2003—$20,806; 2002—$20,236)	14,774	9,351
Policy loans	294,108	279,429
Other long-term investments	53,577	81,505
Short-term investments	51,648	72,812

Total investments	8,689,692	7,783,751

Cash	12,708	7,181
Accrued investment income	142,719	132,984
Other receivables	80,728	70,419
Deferred acquisition costs	2,330,010	2,184,134
Value of insurance purchased	89,849	102,091
Property and equipment, net of accumulated depreciation	29,835	33,431
Goodwill	378,436	378,436
Other assets	13,009	11,500
Separate account assets	1,693,900	1,656,795

Total assets	$13,460,886	$12,360,722

Liabilities:
Future policy benefits	$6,204,226	$5,709,623
Unearned and advance premiums	96,628	95,243
Policy claims and other benefits payable	248,937	242,661
Other policyholders’ funds	86,878	83,427

Total policy liabilities	6,636,669	6,130,954

Deferred and accrued income taxes	905,126	720,176
Other liabilities	109,241	103,874
Short-term debt	182,448	201,479
Long-term debt (estimated fair value: 2003—$788,628; 2002—$612,172)	693,403	551,564
Separate account liabilities	1,693,900	1,656,795

Total liabilities	10,220,787	9,364,842

Trust preferred securities (redemption amount —$150,000, estimated fair value: 2002—$157,200)	-0-	144,427

Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: -0- in 2002 and in 2001	-0-	-0-
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2003—113,783,658 issued, less 1,069,053 held in treasury and 2002—126,800,908 issued, less 8,533,456 held in treasury)	113,784	126,801
Additional paid-in capital	501,034	554,768
Accumulated other comprehensive income (loss)	393,052	176,622
Retained earnings	2,273,448	2,316,868
Treasury stock	(41,219)	(323,606)

Total shareholders’ equity	3,240,099	2,851,453

Total liabilities and shareholders’ equity	$13,460,886	$12,360,722

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenue:
Life premium	$1,310,373	$1,220,688	$1,144,499
Health premium	1,034,031	1,019,120	1,010,753
Other premium	31,379	39,225	59,917

Total premium	2,375,783	2,279,033	2,215,169

Net investment income	557,310	518,618	491,830
Realized investment losses	(3,274)	(38,722)	(1,255)
Other income	819	2,120	2,475

Total revenue	2,930,638	2,761,049	2,708,219

Benefits and expenses:
Life policyholder benefits	862,775	815,356	754,193
Health policyholder benefits	689,395	673,890	663,908
Other policyholder benefits	37,902	34,828	36,535

Total policyholder benefits	1,590,072	1,524,074	1,454,636

Amortization of deferred acquisition costs	321,744	297,510	301,793
Commissions and premium taxes	167,580	168,341	163,461
Other operating expense	142,355	135,128	129,142
Amortization of goodwill	-0-	-0-	12,075
Interest expense	49,952	45,948	44,741

Total benefits and expenses	2,271,703	2,171,001	2,105,848

Income from continuing operations before income taxes and preferred securities distributions	658,935	590,048	602,371

Income taxes	(225,009)	(199,042)	(206,297)
Preferred securities distributions (net of tax)	(3,785)	(7,573)	(9,697)

Net income from continuing operations	430,141	383,433	386,377

Discontinued operations:
Loss on disposal of energy operations (less applicable income tax benefit of $1,766 in 2001)	-0-	-0-	(3,280)

Net income before cumulative effect of change in accounting principle	430,141	383,433	383,097
Cumulative effect of change in accounting principle (less applicable income tax benefit of $14,314 in 2001)	-0-	-0-	(26,584)

Net income	$430,141	$383,433	$356,513

(Continued)

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

(Amounts in thousands except per share data)

	Year Ended December 31,
	2003	2002	2001
Basic net income per share:
Continuing operations	$3.75	$3.19	$3.09
Discontinued operations:
Loss on disposal (net of tax)	-0-	-0-	(.03)

Net income before cumulative effect of change in accounting principle	3.75	3.19	3.06
Cumulative effect of change in accounting principle (net of tax)	-0-	-0-	(.21)

Net income	$3.75	$3.19	$2.85

Diluted net income per share:
Continuing operations	$3.73	$3.18	$3.07
Discontinued operations:
Loss on disposal (net of tax)	-0-	-0-	(.03)

Net income before cumulative effect of change in accounting principle	3.73	3.18	3.04
Cumulative effect of change in accounting principle (net of tax)	-0-	-0-	(.21)

Net income	$3.73	$3.18	$2.83

Dividends declared per common share	$0.40	$0.36	$0.36

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2003	2002	2001
Net income	$430,141	$383,433	$356,513

Other comprehensive income:
Unrealized investment gains (losses):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	330,338	236,876	190,627
Reclassification adjustment for (gains) losses on securities included in net income	14,002	76,335	6,941
Reclassification adjustment for change in accounting principle	-0-	-0-	40,899
Reclassification adjustment for amortization of (discount) and premium	(255)	(4,714)	(6,988)
Foreign exchange adjustment on securities marked to market	(10,749)	(828)	2,525

Unrealized gains (losses) on securities	333,336	307,669	234,004

Unrealized gains (losses) on other investments	(489)	227	(292)

Unrealized gains (losses), adjustment to deferred acquisition costs	(19,193)	(18,956)	(20,444)

Total unrealized investment gains (losses)	313,654	288,940	213,268

Applicable tax	(109,779)	(101,053)	(74,689)

Unrealized investment gains (losses), net of tax	203,875	187,887	138,579

Foreign exchange translation adjustments, other than securities, net of tax	12,555	1,049	(2,487)

Other comprehensive income (loss)	216,430	188,936	136,092

Comprehensive income (loss)	$646,571	$572,369	$492,605

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Year Ended December 31, 2001

Balance at January 1, 2001	$-0-	$147,801	$626,530	$(148,406)	$2,220,671	$(644,236)	$2,202,360
Comprehensive income				136,092	356,513		492,605
Common dividends declared ($0.36 a share)					(44,873)		(44,873)
Acquisition of treasury stock						(303,085)	(303,085)
Exercise of stock options			13,958		(26,355)	161,290	148,893
Retirement of treasury stock		(21,000)	(89,081)		(527,053)	637,134	-0-
Other			1,227				1,227

Balance at December 31, 2001	-0-	126,801	552,634	(12,314)	1,978,903	(148,897)	2,497,127

Year Ended December 31, 2002

Comprehensive income				188,936	383,433		572,369
Common dividends declared ($0.36 a share)					(43,086)		(43,086)
Acquisition of treasury stock						(182,188)	(182,188)
Exercise of stock options			909		(2,382)	7,479	6,006
Other			1,225				1,225

Balance at December 31, 2002	-0-	126,801	554,768	176,622	2,316,868	(323,606)	2,851,453

Year Ended December 31, 2003

Comprehensive income				216,430	430,141		646,571
Common dividends declared ($0.40 a share)					(45,605)		(45,605)
Acquisition of treasury stock						(225,273)	(225,273)
Exercise of stock options			1,403		(2,388)	12,913	11,928
Retirement of treasury stock		(13,000)	(56,179)		(425,568)	494,747	-0-
Other		(17)	1,042				1,025

Balance at December 31, 2003	$-0-	$113,784	$501,034	$393,052	$2,273,448	$41,219	$3,240,099

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2003	2002	2001
Net income	$430,141	$383,433	$356,513
Adjustments to reconcile net income to cash provided from operations:
Increase in future policy benefits	344,616	316,262	263,837
Increase (decrease) in other policy benefits	11,112	(1,555)	11,600
Deferral of policy acquisition costs	(469,648)	(420,329)	(429,280)
Amortization of deferred policy acquisition costs	321,744	297,510	301,793
Change in deferred and accrued income taxes	74,954	38,696	82,141
Tax benefit of stock option exercises	1,403	909	13,958
Depreciation	4,814	5,218	5,822
Realized losses on sale of investments and properties, and redemption of debt	29,580	61,808	9,436
Change in accounts payable and other liabilities	5,815	(22,474)	(49,654)
Change in receivables	(14,734)	(3,523)	9,319
Changes in other accruals and adjustments	677	(5,143)	1,303
Change in accounting principle	-0-	-0-	40,899

Cash provided from operations	$740,474	$650,812	$617,687

(Continued)

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Amounts in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash provided from operations	$740,474	$650,812	$617,687
Cash used for investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	91,702	423,683	925,655
Fixed maturities available for sale—matured, called, and repaid	682,035	303,743	218,569
Equity securities	5,308	-0-	-0-
Mortgage loans	6,329	3,677	12,240
Real estate	-0-	1,067	731
Other long-term investments	10,788	1,312	1,996

Total investments sold or matured	796,162	733,482	1,159,191
Acquisition of investments:
Fixed maturities—available for sale	(1,366,815)	(1,158,806)	(1,532,344)
Equity securities	(26,999)	(23,486)	-0-
Mortgage loans	(2,927)	(13,327)	(6,181)
Real estate	(394)	(755)	(464)
Net increase in policy loans	(14,679)	(12,450)	(11,659)
Other long-term investments	(2,942)	-0-	(15,180)

Total investments acquired	(1,414,756)	(1,208,824)	(1,565,828)
Net (increase) decrease in short-term investments	21,357	61,344	(33,581)
Net change in payable or receivable for securities	(2,202)	(52,309)	44,726
Dispositions of properties	3,370	197	1,159
Additions to properties	(3,614)	(2,442)	(3,692)

Cash used for investment activities	(599,683)	(468,552)	(398,025)
Cash provided from (used for) financing activities:
Issuance of common stock	10,525	5,097	135,003
Issuance of 6 1/4% senior notes	-0-	-0-	177,771
Cash dividends paid to shareholders	(43,850)	(43,501)	(45,188)
Net repayment of short-term debt	(19,031)	(2,558)	(125,111)
Redemption of long-term debt	-0-	(75)	(8,343)
Acquisition of treasury stock	(225,273)	(182,188)	(303,085)
Redemption of monthly income preferred securities	-0-	-0-	(200,000)
Issuance of trust preferred securities	-0-	-0-	144,554
Net receipts (payments) from deposit product operations	142,365	44,432	(26,638)

Cash provided from (used for) financing activities	(135,264)	(178,793)	(251,037)
Increase (decrease) in cash	5,527	3,467	(31,375)
Cash at beginning of year	7,181	3,714	35,089

Cash at end of year	$12,708	$7,181	$3,714

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

Investments: Torchmark classifies all of its fixed-maturity investments, which include bonds and redeemable preferred stocks, as available for sale. Investments classified as available for sale are carried at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in accumulated other comprehensive income. Investments in equity securities, which include common and nonredeemable preferred stocks, are reported at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in accumulated other comprehensive income. Policy loans are carried at unpaid principal balances. Mortgage loans are carried at amortized cost. Investments in real estate are reported at cost less allowances for depreciation, which are calculated on the straight line method. Short-term investments include investments in certificates of deposit and other interest-bearing time deposits with original maturities within twelve months. If a decline in the fair market value of an investment is deemed other than temporary, such impairment is treated as a realized loss and the investment’s cost basis is adjusted to fair market value. Investment income on other-than-temporarily impaired investments which are past due is not recorded until received.

Gains and losses realized on the disposition of investments are determined on a specific identification basis. Realized investment gains and losses and investment income attributable to separate accounts are credited to the separate accounts and have no effect on Torchmark’s net income. Investment income attributable to all other insurance policies and products is included in Torchmark’s net investment income. Net investment income for the years ended December 31, 2003, 2002, and 2001, included $351 million, $332 million, and $321 million, respectively, which was allocable to policyholder reserves or accounts. Realized investment gains and losses are not allocated to insurance policyholders’ liabilities.

Derivatives: Torchmark accounts for derivative instruments in accordance with Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended. At December 31, 2003 and 2002, Torchmark had three swap contracts in place, which were carried at fair market value in the consolidated financial statements. Fluctuations in these values adjust realized investment gains and losses. If a derivative qualifies as a fair value hedge under SFAS 133, gains and losses in the derivative are substantially offset by changes in the underlying hedged instrument.

During 2003, the Securities and Exchange Commission made known interpretative guidance concerning SFAS 133. They have concluded that all income and expenses related to a nonhedged derivative must be recorded in the same line item that the adjustment to fair value is recorded. This interpretation also requires prior periods to be reclassified accordingly for comparability. In order to comply with this interpretation, Torchmark no longer reduces its interest expense on the Statement of Operations for the reduction in interest cost for swapping its fixed rate for a variable rate on nonhedged derivatives. Instead, this benefit is reported as a component of realized investment gains (losses), the same line where the required fair value adjustment for nonhedged derivatives is reported. Torchmark has also reported the interest cost benefit on hedged derivatives as a component of realized gains (losses), in order to report these items on a consistent basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

Determination of Fair Values of Financial Instruments: Fair value for cash, short-term investments, short-term debt, receivables and payables approximates carrying value. Fair values for investment securities are based on quoted market prices, where available. Otherwise, fair values are based on quoted market prices of comparable instruments. Mortgages are valued using discounted cash flows. Substantially all of Torchmark’s long-term debt, along with the trust preferred securities, is valued based on quoted market prices. Interest-rate swaps are valued using discounted anticipated cash flows.

Cash: Cash consists of balances on hand and on deposit in banks and financial institutions. Overdrafts arising from the overnight investment of funds offset cash balances on hand and on deposit.

Recognition of Premium Revenue and Related Expenses: Premiums for insurance contracts which are not defined as universal life-type according to SFAS 97 are recognized as revenue over the premium-paying period of the policy. Profits for limited-payment life insurance contracts as defined by SFAS 97 are recognized over the contract period. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Variable life and annuity products are also assessed an investment management fee and a sales charge. Life premium includes policy charges of $64.7 million, $69.0 million, and $71.3 million for the years ended December 31, 2003, 2002, and 2001, respectively. Other premium includes annuity policy charges for the years ended December 31, 2003, 2002, and 2001 of $31.2 million, $39.0 million, and $59.5 million, respectively. Profits are also earned to the extent that investment income exceeds policy liability requirements. The related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of deferred acquisition costs in a manner which recognizes profits as they are earned over the same period.

Future Policy Benefits: The liability for future policy benefits for universal life-type products according to SFAS 97 is represented by policy account value. The liability for future policy benefits for all other life and health products is provided on the net level premium method based on estimated investment yields, mortality, morbidity, persistency and other assumptions which were considered appropriate at the time the policies were issued. Assumptions used are based on Torchmark’s previous experience with similar products. For the majority of Torchmark’s insurance products, the assumptions used were those considered to be appropriate at the time the policies were issued. Once established, assumptions are generally not changed. An additional provision is made on most products to allow for possible adverse deviation from the assumptions assumed. These estimates are periodically reviewed and compared with actual experience. If it is determined future experience will probably differ significantly from that previously assumed, the estimates are revised. Additionally, significantly different assumptions could result in materially different reported amounts.

Deferred Acquisition Costs and Value of Insurance Purchased: The costs of acquiring new business are generally deferred and recorded as an asset. Deferred acquisition costs consist primarily of sales commissions and other underwriting costs of new insurance sales. Additionally, the costs of acquiring blocks of insurance from other companies or through the acquisition of other companies are also deferred and recorded as assets under the caption “Value of Insurance Purchased.” Deferred acquisition costs and the value of insurance purchased are amortized in a systematic manner which matches these costs with the associated revenues. Policies other than universal life-type policies are amortized with interest over the estimated premium-paying period of the policies in a manner which charges each year’s operations in proportion to the receipt of premium income. Limited-payment contracts are amortized over the contract period. Universal life-type policies are amortized with interest in proportion to estimated gross profits. The assumptions used to amortize acquisition costs with regard to interest, mortality, morbidity, and persistency are consistent with those used to estimate the liability for future policy benefits. For interest-sensitive and deposit-balance type products, these assumptions are reviewed on a regular basis and are revised if actual experience differs significantly from original expectations. Deferred acquisition costs are subject to periodic recoverability and loss recognition testing. These tests ensure that the present value of future contract-related cash flows will support the capitalized deferred acquisition cost asset. These cash

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

flows consist primarily of premium income, less benefits and expenses taking inflation into account. The present value of these cash flows, less the benefit reserve, is then compared with the unamortized deferred acquisition cost balance. In the event the estimated present value of net cash flows is less, this deficiency would be charged to expense as a component of amortization and the asset balance is reduced by a like amount. Different assumptions with regard to deferred acquisition costs could produce materially different amounts of amortization.

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

Property and Equipment: Property and equipment is reported at cost less allowances for depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from two to ten years for equipment and five to forty years for buildings and improvements. Ordinary maintenance and repairs are charged to income as incurred. Impairments, if any, are accounted for in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Goodwill: The excess cost of businesses acquired over the fair value of their net assets is reported as goodwill. Effective January 1, 2002, Torchmark adopted SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 changed the accounting for goodwill from an amortization method to an impairment method. SFAS 142 calls for goodwill to be subject to impairment testing upon implementation and annually thereafter based on the procedures outlined in the Statement. Amortization of goodwill is not permitted after adoption. Restatement of prior year results to exclude the amortization of goodwill for comparability is prohibited.

In accordance with SFAS 142, Torchmark tested its goodwill as of December 31, 2001 and annually thereafter for impairment. As a result of the tests, Torchmark’s goodwill was not impaired in any of the periods. Therefore, Torchmark ceased amortizing goodwill in 2002 and thereafter and continues to carry goodwill at the December 31, 2001 balance of $378 million. The amortization of goodwill in 2001 was $12.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

The pro forma effect of the adoption of SFAS 142 on reported earnings are as follows:

	(Amounts in thousands, except for per share data) For the Year Ended December 31,
	2003	2002	2001
Reported income before extraordinary items	$430,141	$383,433	$386,377
Add back: Goodwill amortization	0	0	12,075

Adjusted net income before extraordinary items	$430,141	$383,433	$398,452

Basic earnings per share:
Reported income before extraordinary items	$3.75	$3.19	$3.09
Add back: Goodwill amortization	0.00	0.00	0.09

Adjusted net income before extraordinary items	$3.75	$3.19	$3.18

Diluted earnings per share:
Reported income before extraordinary items	$3.73	$3.18	$3.07
Add back: Goodwill amortization	0.00	0.00	0.10

Adjusted net income before extraordinary items	$3.73	$3.18	$3.17

Reported net income	$430,141	$383,433	$356,513
Add back: Goodwill amortization	0	0	12,075

Adjusted net income	$430,141	$383,433	$368,588

Basic earnings per share:
Reported net income	$3.75	$3.19	$2.85
Add back: Goodwill amortization	0.00	0.00	0.10

Adjusted net income	$3.75	$3.19	$2.95

Diluted earnings per share:
Reported net income	$3.73	$3.18	$2.83
Add back: Goodwill amortization	0.00	0.00	0.10

Adjusted net income	$3.73	$3.18	$2.93

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

	For the Year Ended December 31,
	2003	2002	2001
Net income as reported	$430,141	$383,433	$356,513
After tax stock-based compensation, as reported	350	450	423
After tax effect of stock-based compensation, fair value method*	(8,066)	(8,163)	(36,436)

Pro forma net income	$422,425	$375,720	$320,500

Earnings per share:
Basic—as reported	$3.75	$3.19	$2.85

Basic—pro forma	$3.68	$3.12	$2.56

Diluted—as reported	$3.73	$3.18	$2.83

Diluted—pro forma	$3.67	$3.12	$2.55

*	In 2001, $29.4 million was related to a restoration grant as discussed in Note 15 — Employee Stock Options.

Earnings Per Share: Torchmark presents basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts, such as stock options, which could be exercised or converted into common shares. For more information on earnings per share, see Note 14—Shareholders’ Equity.

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

Note 2—Statutory Accounting

Insurance subsidiaries of Torchmark are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders’ equity on a statutory basis for the insurance subsidiaries were as follows:

	Net Income Year Ended December 31,			Shareholders’ Equity At December 31,
	2003	2002	2001	2003	2002	2001
Life insurance subsidiaries	$331,586	$235,300	$243,325	$935,274	$858,193	$766,328

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments

	Year Ended December 31,
	2003	2002	2001
Net investment income is summarized as follows:

Fixed maturities	$528,025	$497,183	$468,357
Equity securities	2,232	613	33
Mortgage loans on real estate	8,438	8,304	9,196
Investment real estate	2,270	2,234	2,233
Policy loans	20,488	19,307	18,225
Other long-term investments	9,622	4,756	4,895
Short-term investments	1,541	1,434	6,582

	572,616	533,831	509,521
Less investment expense	(15,306)	(15,213)	(17,691)

Net investment income	$557,310	$518,618	$491,830

An analysis of realized gains (losses) from investments is as follows:

Realized investment gains (losses):
Fixed maturities	$(14,294)	$(76,009)	$(7,429)
Equity securities	1,259	-0-	-0-
Valuation of interest rate swaps	(15,572)	17,776	4,898
Spread on interest rate swaps	26,306	23,086	8,181
Other	(973)	(3,575)	(6,905)

	(3,274)	(38,722)	(1,255)
Applicable tax	1,145	13,552	441

Realized gains (losses) from investments, net of tax	$(2,129)	$(25,170)	$(814)

An analysis of the net change in unrealized investment gains (losses) is as follows:

Equity securities	$8,093	$292	$28
Fixed maturities available for sale	325,243	307,377	233,976

Unrealized gains (losses) on securities	$333,336	$307,669	$234,004

A summary of fixed maturities available for sale and equity securities by cost or amortized cost and estimated fair value at December 31, 2003 and 2002 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amount per the Balance Sheet	% of Total Fixed Maturities
2003:
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$69,935	$3,967	$(1,809)	$72,093	$72,093	0.9%
GNMAs	59,403	5,966	-0-	65,369	65,369	0.8
Other mortgage-backed securities	85,547	6,978	-0-	92,525	92,525	1.1
State, municipalities and political subdivisions	101,397	6,228	(1,108)	106,517	106,517	1.3
Foreign governments	19,621	2,229	-0-	21,850	21,850	0.3
Public utilities	878,683	78,340	(4,263)	952,760	952,760	11.8
Industrial and miscellaneous	4,828,257	441,030	(20,697)	5,248,590	5,248,590	64.8
Asset-backed securities	86,356	6,212	(2,760)	89,808	89,808	1.1
Redeemable preferred stocks	1,342,804	118,462	(7,968)	1,453,298	1,453,298	17.9

Total fixed maturities	7,472,003	669,412	(38,605)	8,102,810	8,102,810	100%
Equity securities:
Common stocks:
Banks and insurance companies	20,426	1,995	-0-	22,421	22,421
Industrial and all others	5,162	1,640	(109)	6,693	6,693
Non-redeemable preferred stocks	23,486	4,764	-0-	28,250	28,250

Total equity securities	49,074	8,399	(109)	57,364	57,364

Total fixed maturities and equity securities	$7,521,077	$677,811	$(38,714)	$8,160,174	$8,160,174

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments (continued)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amount per the Balance Sheet	% of Total Fixed Maturities
2002:
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$97,995	$6,585	$-0-	$104,580	$104,580	1.5%
GNMAs	115,606	11,458	-0-	127,064	127,064	1.8
Other mortgage-backed securities	108,628	8,683	-0-	117,311	117,311	1.6
State, municipalities and political subdivisions	152,088	11,272	(1,644)	161,716	161,716	2.2
Foreign governments	18,602	1,612	(52)	20,162	20,162	0.3
Public utilities	980,365	60,142	(42,666)	997,841	997,841	13.9
Industrial and miscellaneous	4,221,876	340,958	(100,744)	4,462,090	4,462,090	62.0
Asset-backed securities	38,287	3,490	(122)	41,655	41,655	0.6
Redeemable preferred stocks	1,155,383	38,558	(31,968)	1,161,973	1,161,973	16.1

Total fixed maturities	6,888,830	482,758	(177,196)	7,194,392	7,194,392	100%
Equity securities:
Common stocks:
Banks and insurance companies	427	103	0	530	530
Industrial and all others	348	17	(238)	127	127
Non-redeemable preferred stocks	23,485	315	0	23,800	23,800

Total equity securities	24,260	435	(238)	24,457	24,457

Total fixed maturities and equity securities	$6,913,090	$483,193	$(177,434)	$7,218,849	$7,218,849

A schedule of fixed maturities by contractual maturity at December 31, 2003 is shown below on an amortized cost basis and on a fair value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$170,641	$174,880
Due from one to five years	1,324,862	1,458,725
Due from five to ten years	1,765,368	2,002,933
Due after ten years	3,979,826	4,218,570

	7,240,697	7,855,108

Mortgage-backed and asset- backed securities	231,306	247,702

	$7,472,003	$8,102,810

Proceeds from sales of fixed maturities available for sale were $92 million in 2003, $424 million in 2002, and $926 million in 2001. Gross gains realized on those sales were $3.7 million in 2003, $25.4 million in 2002, and $20.6 million in 2001. Gross losses were $13.5 million in 2003, $14.7 million in 2002, and $21.4 million in 2001. Proceeds from sales of equity securities were $5.3 million in 2003. Gross gains realized on those sales were $1.5 million and there were no gross realized losses. There were no sales of equity securities during 2002 or 2001.

Torchmark’s portfolio of fixed maturities fluctuates in value based on interest rates in financial markets and other economic factors. These fluctuations caused by market rate changes have little bearing on whether or not the investment will be ultimately recoverable. Therefore, Torchmark considers these declines in value as temporary even in periods exceeding one year. In certain circumstances,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments (continued)

however, it may become apparent that the principal of an investment may not be recoverable, generally due to factors specific to an individual issuer and not market interest rates. In this event, Torchmark classifies such investments as other-than-temporarily impaired and writes the investment down to fair value, realizing an investment loss. The determination that a security is other-than-temporarily impaired is highly subjective and involves the careful consideration of many factors. These factors include:

•	Default on a payment
•	Issuer has declared bankruptcy
•	Severe deterioration in market value
•	Deterioration in credit quality as indicated by credit ratings
•	Issuer having serious financial difficulties as reported in the media
•	News releases by issuer
•	Information disseminated through the investment community

While all available information is taken into account, it is difficult to predict the ultimately recoverable amount of a distressed or impaired security.

The following table discloses unrealized investment losses by class of investment at December 31, 2003. Torchmark considers these investments to be only temporarily impaired.

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES

At December 31, 2003

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency	$25,027	$(1,809)	—	—	$25,027	$(1,809)
States, municipalities, & political subdivisions	—	—	$3,153	$(1,108)	3,153	(1,108)
Corporates	809,244	(23,038)	194,242	(12,650)	1,003,486	(35,688)

Total fixed maturities	834,271	(24,847)	197,395	(13,758)	1,031,666	(38,605)
Equities	1,045	(109)	—	—	1,045	(109)

Total	$835,316	$(24,956)	$197,395	$(13,758)	$1,032,711	$(38,714)

Torchmark maintains a “watchlist” of all securities upon which are reported those investments that have a fair value less than 80% of book value, have a NAIC designation of 5 or 6, or were previously impaired and written down. Securities on this list are reviewed and tested for impairment at least quarterly. At December 31, 2003, securities of twelve issuers were on this list with a fair value of $96 million and a book value of $77 million. Securities of 4 issuers with a fair value of $20 million and a book value of $25 million were in this position for more than a year. As of December 31, 2003, Torchmark has no information available to cause it to believe that any of these investments are other-than-temporarily impaired.

Torchmark had $7.5 million in investment real estate at December 31, 2003, which was nonincome producing during the previous twelve months. These properties consisted primarily of undeveloped land. Torchmark had $9.2 million in nonincome producing mortgages as of December 31, 2003. Torchmark had $2.7 million in nonincome producing fixed maturities during the twelve months ended December 31, 2003. There were no other long-term investments which were nonincome producing at December 31, 2003.

During 2002, Torchmark wrote down a portion of its investment real estate portfolio to net realizable value. The write down resulted in a pretax loss of $3.6 million, or $2.4 million after tax. At December 31, 2003, Torchmark owned $14.8 million in investment real estate, of which $6.6 million was included with properties partially occupied by Torchmark subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments (continued)

During 2003, Torchmark recorded a reserve against its mortgage loans on real estate portfolio as a result of impairments. The reserve resulted in a pretax loss of $5 million, or $3.3 million after tax. At December 31, 2003, Torchmark owned $115.4 million in mortgage real estate.

Note 4—Property and Equipment

A summary of property and equipment used in the business is as follows:

	December 31, 2003		December 31, 2002
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation
Company occupied real estate	$61,625	$35,149	$61,713	$33,909
Data processing equipment	23,322	21,911	23,132	21,810
Transportation equipment	874	523	5,561	2,339
Furniture and office equipment	20,650	19,053	20,205	19,122

	$106,471	$76,636	$110,611	$77,180

Depreciation expense on property and equipment used in the business was $4.1 million, $4.5 million, and $5.2 million in each of the years 2003, 2002, and 2001, respectively.

Note 5—Deferred Acquisition Costs and Value of Insurance Purchased

An analysis of deferred acquisition costs and the value of insurance purchased is as follows:

	2003		2002		2001
	Deferred Acquisition Costs	Value of Insurance Purchased	Deferred Acquisition Costs	Value of Insurance Purchased	Deferred Acquisition Costs	Value of Insurance Purchased
Balance at beginning of year	$2,184,134	$102,091	$2,066,423	$115,939	$1,942,161	$133,158
Additions:
Deferred during period:
Commissions	294,989	-0-	264,565	-0-	265,116	-0-
Return of commissions(1)	(10,857)	-0-	-0-	-0-	-0-	-0-
Other expenses	185,516	-0-	155,764	-0-	164,164	-0-

Total deferred	469,648	-0-	420,329	-0-	429,280	-0-
Foreign exchange adjustment	4,697	226	-0-	-0-	-0-	-0-

Total additions	474,345	226	420,329	-0-	429,280	-0-

Deductions:
Amortized during period	(309,276)	(12,468)	(283,662)	(13,848)	(284,574)	(17,219)
Adjustment attributable to unrealized investment gains(2)	(19,193)	-0-	(18,956)	-0-	(20,444)	-0-

Total deductions	(328,469)	(12,468)	(302,618)	(13,848)	(305,018)	(17,219)

Balance at end of year	$2,330,010	$89,849	$2,184,134	$102,091	$2,066,423	$115,939

(1)	In 2003, $10.9 million in disputed commissions paid in prior years to Waddell & Reed were returned in settlement. This amount reduced deferred commissions.
(2)	Represents amounts pertaining to investments relating to universal life-type products.

The amount of interest accrued on the unamortized balance of value of insurance purchased was $5.5 million, $6.6 million, and $7.7 million, for the years ended December 31, 2003, 2002, and 2001, respectively. The average interest rates used for the years ended December 31, 2003, 2002, and 2001, were 5.7%, 6.1%, and 6.2%, respectively. The estimated amortization, net of interest accrued, on the unamortized balance at December 31, 2003 during each of the next five years is: 2004, $10.6 million; 2005, $9.2 million; 2006, $7.8 million; 2007, $6.8 million; and 2008, $5.8 million.

In the event of lapses or early withdrawals in excess of those assumed, deferred acquisition costs and the value of insurance purchased may not be recoverable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 6—Future Policy Benefit Reserves

A summary of the assumptions used in determining the liability for future policy benefits at December 31, 2003 is as follows:

Individual Life Insurance

Interest assumptions:

Years of Issue	Interest Rates	Percent of Liability
1917-2003	2.5% to 5.5%	18%
1929-2003	6.0%	25
1986-1994	7.0% graded to 6.0%	11
1954-2000	8.0% graded to 6.0%	13
1951-1985	8.5% graded to 6.0%	6
1980-2003	7.0%	5
1984-2003	Interest Sensitive	22

		100%

Mortality assumptions:

For individual life, the mortality tables used are various statutory mortality tables and modifications of:

1950-54 Select and Ultimate Table

1954-58 Industrial Experience Table

1955-60 Ordinary Experience Table

1965-70 Select and Ultimate Table

1955-60 Inter-Company Table

1970        United States Life Table

1975-80 Select and Ultimate Table

X-18        Ultimate Table

Withdrawal assumptions:

Withdrawal assumptions are based on Torchmark’s experience.

Individual Health Insurance

Interest assumptions:

Years of Issue	Interest Rates	Percent of Liability
1955-2003	2.5% to 4.5%	5%
1993-2003	6.0%	37
1986-1992	7.0% graded to 6.0%	38
1955-2000	8.0% graded to 6.0%	16
1951-1986	8.5% graded to 6.0%	3
2001-2003	7.0%	1

		100%

Morbidity assumptions:

For individual health, the morbidity assumptions are based on either Torchmark’s experience or the assumptions used in calculating statutory reserves.

Termination assumptions:

Termination assumptions are based on Torchmark’s experience.

Overall Interest Assumptions:

The overall average interest assumption for determining the liability for future life and health insurance benefits in 2003 was 5.9%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 7—Liability for Unpaid Health Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Year Ended December 31,
	2003	2002	2001
Balance at beginning of year:	$173,616	$185,056	$183,147
Incurred related to:
Current year	662,025	656,743	664,876
Prior year	(8,703)	(11,235)	2,363

Total incurred	653,322	645,508	667,239
Paid related to:
Current year	504,724	497,452	501,977
Prior year	151,202	159,496	163,353

Total paid	655,926	656,948	665,330

Balance at end of year	$171,012	$173,616	$185,056

At the end of each period, the liability for unpaid health claims includes an estimate of claims incurred but not yet reported to the Company. This estimate is based on historical trends. The difference between the estimate made at the end of each prior period and the actual experience is reflected above under the caption “Incurred related to: Prior year.” Prior-year claims incurred during the year result from claim settlements at different amounts from those amounts originally estimated.

The liability for unpaid health claims is included with “Policy claims and other benefits payable” on the Consolidated Balance Sheet.

Note 8—Discontinued Operations

        In 1996, Torchmark divested itself of the majority of its energy operations, which was accounted for as the disposal of a segment. At the time of the disposition, there was pending litigation in which Torchmark was named as a party. This litigation was settled in 2001, resulting in an after-tax charge of $3.3 million which is reflected in discontinued operations.

Note 9—Supplemental Disclosures of Cash Flows Information

The following table summarizes Torchmark’s noncash transactions, which are not reflected on the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2003	2002	2001
Paid-in capital from tax benefit for stock option exercises	$1,402	$909	$13,958
Other stock-based compensation not involving cash	1,026	1,225	1,227

The following table summarizes certain amounts paid during the period:

	Year Ended December 31,
	2003	2002	2001
Interest paid*	$49,382	$43,877	$45,885
Income taxes paid	144,654	151,355	89,675

* The interest cost reductions resulting from the cash settlements of Torchmark’s interest-rate swaps are netted against realized investment losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 10—Income Taxes

Torchmark and its subsidiaries file a life-nonlife consolidated federal income tax return.

Total income taxes were allocated as follows:

	Year Ended December 31,
	2003	2002	2001
Income from continuing operations	$225,009	$199,042	$206,297
Discontinued operations	-0-	-0-	(1,766)
Preferred securities dividends	(2,038)	(4,078)	(5,222)
Change in accounting principle	-0-	-0-	(14,315)
Shareholders’ equity:
Unrealized gains (losses)	109,779	101,053	74,689
Tax basis compensation expense (from the exercise of stock options) in excess of amounts recognized for financial reporting purposes	(1,403)	(909)	(13,958)
Other	-0-	(3,864)	(977)

	$331,347	$291,244	$244,748

Income tax expense attributable to income from continuing operations consists of:

	Year Ended December 31,
	2003	2002	2001
Current income tax expense	$151,473	$153,762	$146,737
Deferred income tax expense	73,536	45,280	59,560

	$225,009	$199,042	$206,297

In 2003, 2002, and 2001, deferred income tax expense was incurred because of certain differences between net income from continuing operations before income taxes as reported on the consolidated statement of operations and taxable income as reported on Torchmark’s income tax returns. As explained in Note 1, these differences caused the financial statement book values of some assets and liabilities to be different from their respective tax bases.

The effective income tax rate differed from the expected 35% rate as shown below:

	Year Ended December 31,
	2003	%	2002	%	2001	%
Expected income taxes	$230,627	35%	$206,517	35%	$210,830	35%

Increase (reduction) in income taxes resulting from:
Tax-exempt investment income	(4,284)	(1)	(6,146)	(1)	(7,754)	(1)
Other	(1,334)	—	(1,329)	—	3,221	—

Income taxes	$225,009	34%	$199,042	34%	$206,297	34%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 10—Income Taxes (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2003	2002
Deferred tax assets:
Present value of future policy surrender charges	$20,181	$24,704
Carryover of nonlife net operating losses	9,292	14,499
Other assets and other liabilities, principally due to the current nondeductibility of certain accrued expenses for tax purposes	10,050	23,120

Total gross deferred tax assets	39,523	62,323
Deferred tax liabilities:
Unrealized investment gains	210,895	101,116
Deferred acquisition costs	580,454	527,355
Future policy benefits, unearned and advance premiums, and policy claims	136,332	134,625
Other	4,459	8,529

Total gross deferred tax liabilities	932,140	771,625

Net deferred tax liability	$892,617	$709,302

Torchmark has not recognized a deferred tax liability for the undistributed earnings of its wholly-owned subsidiaries because such earnings are remitted to Torchmark on a tax-free basis. A deferred tax liability will be recognized in the future if the remittance of such earnings becomes taxable to Torchmark. In addition, Torchmark has not recognized a deferred tax liability of approximately $10 million that arose prior to 1984 on temporary differences related to the policyholders’ surplus accounts in the life insurance subsidiaries. A current tax expense will be recognized in the future if and when it becomes probable that all or a portion of the policyholders’ surplus accounts will become taxable.

Torchmark has net operating loss carryforwards of approximately $26.5 million at December 31, 2003 of which $.2 million expire in 2008; $21.6 million expire in 2020; and $4.7 million expire in 2021. A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the company. No valuation allowance has been recorded relating to Torchmark’s deferred tax assets since, in management’s judgment, Torchmark will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

Note 11—Change in Accounting Principle

Asset-Backed Securities:    Torchmark adopted new accounting guidance Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20) effective April 1, 2001. EITF 99-20 changed the method of accounting for most of Torchmark’s asset-backed securities, and also set forth specific new rules regarding the impairment of asset-backed securities. Future impairments, if any, are to be recognized as a component of realized investment losses. On initial application of this Standard, impairments were recognized as a change in accounting principle. Reversals of impairment charges recognized subsequent to adoption of EITF 99-20 are prohibited.

In accordance with this guidance, in 2001, Torchmark evaluated the expected cash flows on its asset-backed securities under the new rules. As a result, Torchmark determined that these assets were impaired by $41 million, or $27 million after tax, resulting in a remaining balance at fair value of $63 million. This impairment charge was recorded as a cumulative effect of a change in accounting principle in the second quarter of 2001. Also, during 2001, Torchmark sold an additional $40 million of these securities after adjustment for the impairment at no gain or loss. An additional impairment of $2.5 million was recognized in the fourth quarter of 2001 and was included in realized investment losses. Torchmark’s total investment at fair market value in asset-backed securities which were subject to impairment writedowns according to the accounting guidance at December 31, 2001 was approximately $19 million. During 2002, all of these securities were sold for proceeds of $13 million, at a loss of $6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 12—Postretirement Benefits

Pension Plans: Torchmark has noncontributory retirement benefit plans and contributory savings plans which cover substantially all employees. There is also a nonqualified, noncontributory excess benefit pension plan which covers certain employees. The total cost of these retirement plans charged to operations was as follows:

Year Ended December 31,	Defined Contribution Plans	Defined Benefit Pension Plans
2003	$3,308	$5,031
2002	3,247	2,330
2001	3,283	2,535

Torchmark accrues expense for the defined contribution plans based on a percentage of the employees’ contributions. The plans are funded by the employee contributions and a Torchmark contribution equal to the amount of accrued expense. Plan contributions are both mandatory and discretionary, depending on the terms of the plan.

Cost for the defined benefit pension plans has been calculated on the projected unit credit actuarial cost method. All plan measurements for the defined benefit plans are as of December 31 of the respective year. The defined benefit pension plans covering the majority of employees are funded. Contributions are made to the pension plans subject to minimums required by regulation and maximums allowed for tax purposes. Defined benefit plan contributions were $10.4 million in 2003, $7.2 million in 2002, and $1.0 million in 2001. Torchmark estimates as of December 31, 2003 that it will contribute an amount not to exceed $20 million to these plans in 2004. The actual amount of contribution cannot reasonably be determined as of December 31, 2003.

The excess benefit pension plan provides the benefits that an employee would have otherwise received from a defined benefit pension plan in the absence of the Internal Revenue Code’s limitation on benefits payable under a qualified plan. This plan is limited to a select group of employees and was closed as of December 31, 1994. Although this plan is unfunded, pension cost is determined in the same manner as for the funded plans. Liability for the excess benefit plan was $5.6 million at December 31, 2003 and $5.4 million at December 31, 2002.

Plan assets in the funded plans consist primarily of investments in marketable long-term fixed maturities and equity securities and are valued at fair market value. The following table presents the assets of Torchmark’s defined benefit pension plans by component for the years ended December 31, 2003 and 2002.

Pension Assets by Component

(Dollar amounts in thousands)

	December 31, 2003		December 31, 2002
	Amount	%	Amount	%
Corporate debt	$62,278	38.5	$53,556	40.4
Other fixed maturities	2,078	1.3	11,285	8.5
Equity securities	70,015	43.3	33,959	25.6
Securities of Torchmark	13,273	8.2	12,682	9.6
Short-term investments	8,669	5.4	16,886	12.7
Annuity contract issued by Torchmark	3,759	2.3	3,278	2.5
Other	1,660	1.0	949	0.7

Total	$161,732	100.0	$132,595	100.0

The increase in pension assets during 2003 resulted primarily from improved financial markets and a $10.4 million contribution during the period.

Note 12—Postretirement Benefits (continued)

Torchmark’s investment objectives for its plan assets include preservation of capital, preservation of purchasing power, and long-term growth. Torchmark seeks to preserve capital through investments made in high quality securities with adequate diversification to minimize risk. The portfolio is monitored continuously for changes in quality and diversification mix. The preservation of purchasing power is intended to be accomplished through asset growth, exclusive of contributions and withdrawals, in excess of the rate of inflation. Torchmark intends to maintain investments that when combined with future plan contributions will produce adequate long-term growth to provide for all plan obligations. It is also Torchmark’s objective that the portfolio’s investment return will meet or exceed the return of a balanced market index.

All of the securities in the portfolio are highly marketable so that there will be adequate liquidity to meet projected payments. There are no specific policies calling for asset durations to match those of benefit obligations.

Allowed investments are limited to equities, fixed maturities, and short-term investments (invested cash). Equities include common and preferred stocks, securities convertible into equities, and mutual funds that invest in equities. Fixed maturities consist of marketable debt securities rated investment grade at purchase by a major rating agency. Short-term investments include fixed maturities with maturities less than one year and invested cash. Target asset allocations are as follows with a twenty percent allowable variance as noted.

Asset Type	Target	Minimum	Maximum
Equities	65%	45%	85%
Fixed maturities	35	15	55
Short-terms	0	0	20

Short-term divergences due to rapid market movements are allowed.

Portfolio risk is managed through quality standards, diversification, and continuous monitoring. Equities must be listed on major exchanges and adequate market liquidity is required. Fixed maturities must be rated investment grade at purchase by a major rating agency. Short-term investments in commercial paper must be rated at least A-2 by Standard & Poor’s with the issuer rated investment grade. Invested cash is limited to banks rated A or higher. Investments outside of the aforementioned list are not permitted, except by prior approval of the Plans’ Trustees. At December 31, 2003, there were no restricted investments contained in the portfolio.

The investment portfolio is to be well diversified to avoid undue exposure to a single sector, industry, business, or security. The equity and fixed-maturity portfolios are not permitted to invest in any single issuer that would exceed 10% of total plan assets at the time of purchase.

Torchmark does not employ any other special risk management techniques, such as derivatives, in managing the pension investment portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 12—Postretirement Benefits (continued)

The following table discloses the assumptions used to determine Torchmark’s pension liabilities and costs for the appropriate periods. The discount and compensation increase rates are used to determine current year projected benefit obligations and subsequent year pension expense. The long-term rate of return is used to determine current year expense. Differences between assumptions and actual experience are included in actuarial gain or loss.

Weighted Average Pension Plan Assumptions

For Benefit Obligations at December 31:
	2003	2002
Discount Rate	6.29%	6.75%
Rate of Compensation Increase	3.78	4.50

For Periodic Benefit Cost for the Year:
	2003	2002	2001
Discount Rate	6.75%	7.25%	7.50%
Expected Long-Term Returns	8.75	9.25	9.25
Rate of Compensation Increase	3.78	4.50	4.50

The expected long-term rate of return on plan assets is management’s best estimate of the average rate of earnings expected to be received on the assets invested in the plan over the benefit period. In determining this assumption, consideration is given to the historical rate of return earned on the assets, the projected returns over future periods, and the spread between the long-term rate of return on plan assets and the discount rate used to compute benefit obligations.

Net periodic pension cost for the defined benefit plans by expense component was as follows:

	Year Ended December 31,
	2003	2002	2001
Service cost—benefits earned during the period	$6,051	$5,112	$5,195
Interest cost on projected benefit obligation	10,066	9,670	9,077
Expected return on assets	(11,752)	(11,688)	(11,212)
Amortization of prior service cost	10	(10)	(82)
Recognition of net actuarial (gain)/loss	656	(754)	(443)

Net periodic pension cost	$5,031	$2,330	$2,535

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

	Pension Benefits For the year ended December 31,
	2003	2002
Changes in benefit obligation:
Obligation at beginning of year	$146,199	$128,646
Service cost	6,051	5,112
Interest cost	10,066	9,670
Actuarial loss (gain)	17,252	11,485
Benefits paid	(9,641)	(9,618)
Plan amendments	371	904

Obligation at end of year	170,298	146,199

Changes in plan assets:
Fair value at beginning of year	132,595	133,809
Return on assets	28,357	1,191
Contributions	10,421	7,213
Benefits paid	(9,641)	(9,618)

Fair value at end of year	161,732	132,595

Funded status at year end	(8,566)	(13,604)

Unrecognized amounts at year end:
Unrecognized actuarial loss (gain)	2,520	2,550
Unrecognized prior service cost	1,147	787
Unrecognized transition obligation	(54)	(61)

Net amount recognized at year end	$(4,953)	$(10,328)

Amounts recognized consist of:
Prepaid benefit cost	$-0-	$-0-
Accrued benefit liability	(4,953)	(10,328)
Intangible asset	-0-	-0-

Net amount recognized at year end	$(4,953)	$(10,328)

The accumulated benefit obligations (ABO) for Torchmark’s defined benefit pension plans were $150.4 million and $119.7 million at December 31, 2003 and 2002, respectively. Because the Excess Benefit Plan is unfunded, its ABO of $5.6 million and $5.4 million at December 31, 2003 and 2002, respectively exceeded plan assets.

Torchmark has estimated its expected pension benefits to be paid over the next ten years as of December 31, 2003. These estimates use the same assumptions that measure the benefit obligation at December 31, 2003, taking estimated future employee service into account. Those estimated benefits are as follows:

For the year(s)

2004	$7,806
2005	9,606
2006	10,003
2007	11,000
2008	13,000
2009-2013	69,600

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 12—Postretirement Benefits (continued)

Postretirement Benefit Plans Other Than Pensions: Torchmark provides a small postretirement life insurance benefit for most retired employees, and also provides additional postretirement life insurance benefits for certain key employees. The majority of the life insurance benefits are accrued over the working lives of active employees.

For retired employees over age sixty-five, Torchmark does not provide postretirement benefits other than pensions. Torchmark does provide a portion of the cost for health insurance benefits for certain employees who retired before February 1, 1993 and for certain employees that retired before age sixty-five, covering them until they reach age sixty-five. Eligibility for this benefit was generally achieved at age fifty-five with at least fifteen years of service. This subsidy is minimal to retired employees who did not retire before February 1, 1993. Because Torchmark does not offer postretirement health benefits to retired employees over age sixty-five, passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003 has no effect on its benefit obligations.

Torchmark’s post-retirement defined benefit plans other than pensions are not funded. Liabilities for these plans are measured as of December 31 for the appropriate year.

The components of net periodic postretirement benefit cost for plans other than pensions are as follows:

	Year Ended December 31,
	2003	2002	2001
Service cost	$730	$506	$647
Interest cost on accumulated postretirement benefit obligation	862	861	1,323
Expected return on plan assets	-0-	-0-	-0-
Amortization of prior service cost	-0-	-0-	(5,145)
Recognition of net actuarial (gain)/loss	(139)	(598)	(2,426)

Net periodic postretirement benefit cost	$1,453	$769	$(5,601)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 12—Postretirement Benefits (continued)

The following table presents a reconciliation of the benefit obligation and plan assets from the beginning to the end of the year and a reconciliation of the funded status to the accrued benefit liability:

	Benefits Other Than Pensions For the year ended December 31,
	2003	2002
Changes in benefit obligation:
Obligation at beginning of year	$11,952	$11,959
Service cost	730	506
Interest cost	862	861
Amendments	-0-	-0-
Actuarial loss (gain)	(139)	(598)
Benefits paid	(917)	(776)

Obligation at end of year	12,488	11,952

Changes in plan assets:
Fair value at beginning of year	-0-	-0-
Return on assets	-0-	-0-
Contributions	917	776
Benefits paid	(917)	(776)

Fair value at end of year	-0-	-0-

Funded status at year end	(12,488)	(11,952)

Unrecognized amounts at year end:
Unrecognized actuarial loss (gain)	-0-	-0-
Unrecognized prior service cost	-0-	-0-

Net amount recognized at year end as accrued benefit liability	$(12,488)	$(11,952)

On an aggregate basis, the accumulated post-retirement benefit obligation for the post-retirement plans other than pensions were $12.5 million and $12.0 million at December 31, 2003 and 2002, respectively. The table below presents the assumptions used to determine the liabilities and costs of Torchmark’s post-retirement plans other than pensions.

Weighted Average Assumptions for Post-Retirement

Benefit Plans Other Than Pensions

For Benefit Obligations at December 31:
	2003	2002
Discount Rate	7.25%	7.59%
Rate of Compensation Increase	4.50	4.50

For Periodic Benefit Cost for the Year:
	2003	2002	2001
Discount Rate	7.59%	7.58%	7.55%
Rate of Compensation Increase	4.50	4.50	4.50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 12—Postretirement Benefits (continued)

For measurement purposes of the healthcare benefits, a 7.5% annual rate of increase in per capita cost of covered healthcare benefits was assumed for the years 2001 through 2003. Torchmark has assumed that the health care cost trend rate will remain stable at 7.5% in future periods. This trend rate assumption can have a significant effect on the amounts reported. The following table presents the effect of a one percentage point increase and decrease on the service and interest cost components and the benefit obligation:

	Change in Trend Rate
Effect on:	1% Increase		1% Decrease
Service and interest cost components	$-0	-	$-0	-
Benefit obligation	6		(5)

Note 13—Debt

An analysis of debt at carrying value is as follows:

	December 31,
	2003		2002
	Short-term Debt	Long-term Debt	Short-term Debt	Long-term Debt
Funded Debt
Senior Debentures, due 2009		$99,450		$99,450
Notes, due 2023		165,866		165,803
Notes, due 2013		93,054		92,966
Senior Notes, due 2006		190,584		193,325
Trust Preferred Securities, due 2041		144,449
Commercial paper	$182,448		$201,479

	182,448	693,403	201,479	551,564
Trust Preferred Securities, due 2041				144,427

	$182,448	$693,403	$201,479	$695,991

The amount of debt that becomes due during each of the next five years is: 2004—$182,448, 2005—$0, 2006—$180,000, 2007—$0, 2008—$0, and thereafter—$512,412.

Funded debt:    Effective July 1, 2003, Torchmark adopted Financial Accounting Standards Board Statement 150—Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 requires the reclassification in the financial statements of certain financial instruments which have both characteristics of liabilities and equity as liabilities. Included in the scope of this Standard are mandatorily redeemable securities, such as Torchmark’s Trust Preferred Securities (trust preferreds). Upon adoption of SFAS 150, Torchmark reclassified its trust preferreds as a component of long-term debt as of July 1, 2003. Restatement of prior periods for comparability is prohibited by the Standard. As such, the December 31, 2002 balance of $144,427 is shown on the Consolidated Balance Sheet between liabilities and equity. Pretax distributions were $11.6 million in both 2003 and 2002 and $1.6 million in 2001. As a result of the adoption of SFAS 150 in 2003, only the distributions prior to July 1 were reported as “Preferred securities distributions (net of tax)” on the Consolidated Statements of Operations. The distributions in the second half of 2003 of $5.8 million were reported in the Consolidated Statements of Operations as “Interest expense”. Torchmark’s other debt instruments were unaffected by the adoption of this Standard.

In November 2001, Torchmark established two Capital Trusts, which, in turn, sold the trust preferreds in separate public offerings. Capital Trust I sold 5 million shares while Capital Trust II sold 1 million shares at a combined face amount of $150 million (par value). Both trust preferreds pay a quarterly dividend at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Debt (continued)

an annual 7 3/4% rate which is equivalent to an annual rate of $1.9375 per share. All dividends are cumulative. The trust preferreds are subject to a mandatory redemption on November 2, 2041, but Torchmark has the option to redeem in part or whole the securities at par value on or after November 2, 2006. All payments by the Capital Trusts regarding the trust preferreds are guaranteed by Torchmark. The Capital Trusts are wholly-owned consolidated trusts of Torchmark. The two offerings resulted in net proceeds of $145 million to the Capital Trusts. The Capital Trusts in turn used the proceeds to buy 7 3/4% Junior Subordinated Debentures from Torchmark in a like amount. Torchmark used these proceeds to redeem its outstanding 9.18% monthly income preferred securities (MIPS) in 2001 in the approximate amount of $110 million, with the remaining proceeds used to pay down short-term debt.

In a related transaction, Torchmark entered into a ten-year swap agreement to exchange a variable rate payment for the 7 3/4% fixed dividend obligation. The variable rate is based on the three-month LIBOR plus 221 basis points and resets each quarter in arrears when payments are made.

During 2001, Torchmark used funds received from short-term borrowings and the issuance of the trust preferreds to redeem its 8 million shares of 9.18% MIPS for a total cost of $200 million plus accrued dividends. Torchmark recognized an after-tax loss of approximately $4.3 million during 2001 as a result of the redemption. The loss was included in realized investment losses.

When the MIPS were originally issued in 1994, Torchmark entered into a ten-year swap agreement with an unrelated party which remains in effect. The agreement provides for Torchmark to exchange a variable rate based on the one-month LIBOR plus 139 basis points for a fixed rate of 9.18%. The rate resets each month.

The Senior Debentures, remaining principal amount of $99 million, are due August 15, 2009. They bear interest at a rate of 8 1/4%, with interest payable on February 15 and August 15 of each year. The Senior Debentures are not redeemable at the option of Torchmark prior to maturity and have equal priority with other Torchmark unsecured indebtedness.

The Notes, due May 15, 2023, were issued in May, 1993 in the principal amount of $200 million. Interest is payable on May 15 and November 15 of each year at a rate of 7 7/8%. In 2002 and 2001, Torchmark purchased principal amounts of $75 thousand and $8.1 million in the open market at a cost of $76 thousand and $8.3 million, respectively. Losses on the redemption of debt of $3 thousand and $425 thousand were included in realized investment losses in accordance with SFAS 145 during 2002 and 2001, respectively. These notes are not callable prior to maturity and have equal priority with other Torchmark unsecured indebtedness.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Debt (continued)

Interest rate swaps:    All swaps are carried at fair value and are classified as “Other long-term investments” on the Consolidated Balance Sheet. The swap related to the Senior Notes qualifies as a hedge under accounting rules. Changes in the fair value of this swap adjust the carrying value of the Senior Notes in like amount each period. The following tables summarize selected information about interest rate swaps.

Selected Information About Interest Rate Swaps

						Value at December 31,
Related Debt	Expiration	Hedge Y/N	Notional Amount	Fixed Rate	Floating Rate at 12/31/03	2003	2002
Senior Note, due 12/06	12/06	Yes	$180,000	6.25%	2.435%	$11,989	$15,146
Trust Preferred Securities, due 11/11	11/11	No	150,000	7.75%	3.360%	11,719	16,150
Monthly Income Preferred Securities*	09/04	No	200,000	9.18%	2.560%	9,668	20,809

			$530,000			$33,376	$52,105

*	$200 million of Monthly Income Preferred Securities were redeemed in full in 2001, but the related swap was retained.

Net Cash Settlements of Interest Rate Swaps by Instrument*

Original Instrument	2003	2002	2001
Senior Note	$6,813	$5,480	$235
Trust Preferred Securities	6,448	5,731	765
Monthly Income Preferred Securities	13,045	11,874	7,181

	$26,306	$23,085	$8,181

*	Due to the Securities and Exchange Commission’s interpretive guidance concerning SFAS 133, the benefit of the interest spread has been reclassified from “Interest expense” to “Realized investment losses” in 2003 with all prior periods reclassified.

Commercial Paper:    Torchmark has in place a line of credit facility with a group of lenders, which allows unsecured borrowings and stand-by letters of credit up to $625 million. The facility includes a $325 million 364-day tranche, which matures November 24, 2004 and a $300 million five-year tranche that matures November 30, 2006. Interest is charged at variable rates for each tranche. In addition, Torchmark can request up to $200 million letters of credit to be issued against the $300 million five-year tranche. The line of credit is further designated as a back-up credit line for a commercial paper program, which cannot exceed $600 million. Torchmark may borrow from the credit facility or issue commercial paper, with total commercial paper outstanding not to exceed $600 million. At December 31, 2003, Torchmark had $183 million face amount of commercial paper outstanding, $159 million of letters of credit issued, and no borrowings under the line of credit. During 2003, the short term borrowings under the combined facilities averaged approximately $175 million, and were made at an average yield of 1.2%. The facility does not have a ratings-based acceleration trigger which would require early payment. A facility fee is charged for the entire $625 million facility, at a rate of 8 basis points for the 364-day tranche and 10 basis points for the five-year tranche. For letters of credit issued, there is an issuance fee of 25 basis points and a fronting fee of 5 basis points. Additionally, if borrowings on both the line of credit and letters of credit exceed 33% of the total $625 million facility, there is a usage fee of 10 basis points. During 2003, Torchmark’s usage of the facility was below this threshold and no usage fee was required. Torchmark is subject to certain covenants for the agreements regarding capitalization and earnings, with which it was in compliance at December 31, 2003.

There was no capitalized interest in 2003, 2002, or 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Shareholders’ Equity

Share Data: A summary of preferred and common share activity is as follows:

	Preferred Stock		Common Stock
	Issued	Treasury Stock	Issued	Treasury Stock
2001:
Balance at January 1, 2001	-0-	-0-	147,800,908	(21,411,898)
Issuance of common stock due to exercise of stock options				4,255,646
Treasury stock acquired				(7,756,890)
Retirement of treasury stock			(21,000,000)	21,000,000

Balance at December 31, 2001	-0-	-0-	126,800,908	(3,913,142)

2002:
Issuance of common stock due to exercise of stock options				196,381
Treasury stock acquired				(4,816,695)

	-0-	-0-	126,800,908	(8,533,456)
2003:
Issuance of common stock due to exercise of stock options				349,453
Treasury stock acquired				(5,902,300)
Lapse of restricted stock			(17,250)	17,250
Retirement of treasury stock			(13,000,000)	13,000,000

	-0-	-0-	113,783,658	(1,069,053)

	At December 31, 2003		At December 31, 2002
	Preferred Stock	Common Stock	Preferred Stock	Common Stock
Par value per share	$1.00	$1.00	$1.00	$1.00
Authorized shares	5,000,000	320,000,000	5,000,000	320,000,000

Acquisition of Common Shares: Torchmark shares are acquired from time to time through open market purchases under the Torchmark stock repurchase program when it is believed to be the best use of Torchmark’s funds and for future employee stock option exercises. Share repurchases under this program were 5.9 million shares at a cost of $225 million in 2003, 4.8 million shares at a cost of $182 million in 2002, and 7.8 million shares at a cost of $303 million in 2001.

Retirement of Treasury Stock:    In 2003, Torchmark retired 13 million shares of its treasury stock. The retirement of these shares resulted in a decrease in common stock of $13 million, a decrease in additional paid-in capital of $56 million, a decrease in retained earnings of $426 million, and a decrease in treasury stock of $495 million in 2003. In 2001, Torchmark retired 21 million shares of its treasury stock. This retirement resulted in a decrease in common stock of $21 million, a decrease in additional paid-in capital of $89 million, a decrease in retained earnings of $527 million, and a decrease in treasury stock of $637 million.

Restrictions: Restrictions exist on the flow of funds to Torchmark from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. These restrictions generally limit the payment of dividends by insurance subsidiaries to statutory net gain from operations before realized capital gains or losses on an annual noncumulative basis in the absence of special approval. Additionally, insurance companies are generally not permitted to distribute the excess of shareholders’ equity as determined on a GAAP basis over that determined on a statutory basis. In 2004, $341 million will be available to Torchmark for dividends from insurance subsidiaries in compliance with statutory regulations without prior regulatory approval.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Shareholders’ Equity (continued)

Earnings Per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	2003	2002	2001
Basic weighted average shares outstanding	114,836,778	120,258,685	125,134,535
Weighted average dilutive options outstanding	540,377	410,430	726,334

Diluted weighted average shares outstanding	115,377,155	120,669,115	125,860,869

Stock options to purchase 3,252,445, 5,551,271, and 3,305,025 as of December 31, 2003, 2002, and 2001, respectively, are considered to be anti-dilutive and are excluded from the calculation of diluted earnings per share. Income available to common shareholders for basic earnings per share is equivalent to income available to common shareholders for diluted earnings per share.

Note 15—Employee Stock Options

Certain employees, directors, and consultants have been granted options to buy shares of Torchmark stock, generally at the market value of the stock on the date of grant, under the provisions of the various Torchmark stock option plans. The options are exercisable during the period commencing from the date they vest until expiring ten years and two days or eleven years after grant. Employee and consultant stock options generally vest one-half in two years and one-half in three years. Formula-based director grants generally vest in six months. A grant in August, 2001 vested immediately for all optionees other than those subject to SEC Section 16(a) reporting, whose options vest in six months. Stock options awarded in connection with compensation deferrals by certain directors and executives generally vest over ten years. Torchmark generally issues shares for the exercise of stock options from treasury stock.

An analysis of shares available for grant is as follows:

	Available for Grant
	2003	2002	2001
Balance at January 1	3,860,340	5,024,187	9,476,067
Expired during year	4,250	2,477	35,573
Granted during year	(1,078,885)	(1,166,324)	(4,487,453)

Balance at December 31	2,785,705	3,860,340	5,024,187

As previously stated in Note 1—Significant Accounting Policies, Torchmark accounts for its employee stock options in accordance with SFAS 123, Accounting for Stock-Based Compensation as amended by SFAS 148, and has elected to account for its stock options under the intrinsic value method as outlined in APB 25 and permitted by SFAS 123. The fair value method requires the use of an option valuation model, such as the Black-Scholes option valuation model, to value employee stock options, upon which compensation expense is based. The estimated fair value of the options is then amortized to expense over the options’ vesting period. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Changes in the valuation assumptions can materially affect the fair value estimate of its employee stock options. Under the intrinsic value method, compensation expense for Torchmark’s option grants is only recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 15—Employee Stock Options (continued)

As required by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the pro forma earnings giving effect to the fair value method of option accounting has been reported in Note 1—Significant Accounting Policies. The fair value for Torchmark’s employee stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002, and 2001:

	2003	2002	2001
Risk-free interest rate	2.8%	3.1%	4.5%
Dividend yield	1.0%	1.0%	0.9%
Volatility factor	25.8	30.1	31.7
Weighted average expected life (in years)	4.48	4.51	4.75

Torchmark executed a stock option exercise and restoration program on August 9, 2001 through which 122 Torchmark directors and employees exercised vested stock options. These participants were granted a reduced number of new options at the current market price. The August 9, 2001 program resulted in the issuance of 4.0 million shares of which 3.5 million shares were immediately sold by the directors and employees through the open market to cover the cost of the purchased shares and related taxes. As a result of this restoration program, management’s ownership interest increased, and Torchmark received a significant current tax benefit from the exercise of the options.

A summary of Torchmark’s stock option activity and related information for the years ended December 31, 2003, 2002, and 2001 follows:

	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding-beginning of year	9,694,898	$36.64	8,727,432	$36.28	8,531,198	$31.85
Granted	1,078,885	44.32	1,166,324	37.55	4,487,453	40.40
Exercised	(349,453)	30.12	(196,381)	25.96	(4,255,646)	31.62
Expired	(4,250)	33.85	(2,477)	34.32	(35,573)	36.82

Outstanding-end of year	10,420,080	$37.66	9,694,898	$36.64	8,727,432	$36.28

Exercisable at end of year	7,514,759	$36.99	6,748,645	$36.59	5,802,358	$37.02

The weighted average fair value of options as determined by the option pricing model granted during the years ended December 31, 2003, 2002, and 2001 were $10.52, $10.33, and $13.00, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 15—Employee Stock Options (continued)

The following table summarizes information about stock options outstanding at December 31, 2003.

				Options Outstanding		Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$14.93	—	$28.31	1,277,759	5.57	$26.38	1,142,430	$26.74
33.04	—	34.88	1,196,925	5.08	33.96	1,106,416	33.98
35.63	—	37.38	1,383,990	6.74	37.24	1,328,778	37.25
37.41	—	37.63	1,131,546	9.00	37.44	62,258	37.43
38.20	—	38.79	1,177,815	8.06	38.24	622,432	38.28
41.26	—	41.26	3,252,445	7.61	41.26	3,252,445	41.26
44.89	—	44.89	999,600	9.95	44.89	0	n/a

$14.93	—	$44.89	10,420,080	7.38	$37.66	7,514,759	$36.99

Note 16—Business Segments

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

Note 16—Business Segments (continued)

Torchmark markets its insurance products through a number of distribution channels, each of which sells the products of one or more of Torchmark’s insurance segments. The tables below present segment premium revenue by each of Torchmark’s marketing groups.

Torchmark Corporation

Premium By Distribution Channel

	For the Year 2003
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$52,645	4.0%	$469,939	45.4%	$226	0.7%	$522,810	22.0%
Liberty National Exclusive	304,319	23.2	163,921	15.9	87	0.3	468,327	19.7
American Income Exclusive	314,849	24.0	55,769	5.4			370,618	15.6
Direct Response	350,317	26.8	28,385	2.7			378,702	15.9
United American Branch Office	18,674	1.4	316,017	30.6			334,691	14.1
Military	166,299	12.7					166,299	7.0
Other	103,270	7.9			31,066	99.0	134,336	5.7

	$1,310,373	100.0%	$1,034,031	100.0%	$31,379	100.0%	$2,375,783	100.0%

	For the Year 2002
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$50,424	4.1%	$467,017	45.8%	$252	0.7%	$517,693	22.7%
Liberty National Exclusive	301,715	24.7	159,720	15.7	55	0.1	461,490	20.3
American Income Exclusive	277,181	22.7	52,080	5.1			329,261	14.5
Direct Response	315,651	25.9	21,795	2.1			337,446	14.8
United American Branch Office	19,515	1.6	318,508	31.3			338,023	14.8
Military	148,709	12.2					148,709	6.5
Other	107,493	8.8			38,918	99.2	146,411	6.4

	$1,220,688	100.0%	$1,019,120	100.0%	$39,225	100.0%	$2,279,033	100.0%

	For the Year 2001
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$47,415	4.1%	$464,100	45.9%	$393	0.7%	$511,908	23.1%
Liberty National Exclusive	297,223	26.0	155,886	15.4	63	0.1	453,172	20.5
American Income Exclusive	246,690	21.5	49,835	4.9			296,525	13.4
Direct Response	289,097	25.3	17,773	1.8			306,870	13.8
United American Branch Office	19,255	1.7	323,159	32.0			342,414	15.5
Military	133,378	11.7					133,378	6.0
Other	111,441	9.7			59,461	99.2	170,902	7.7

	$1,144,499	100.0%	$1,010,753	100.0%	$59,917	100.0%	$2,215,169	100.0%

Because of the nature of the insurance industry, Torchmark has no individual or group which would be considered a major customer. Substantially all of Torchmark’s business is conducted in the United States, primarily in the Southeastern and Southwestern regions.

The measure of profitability established by management for insurance segments is underwriting margin before other income and administrative expenses, in accordance with the manner the segments are managed. It essentially represents gross profit margin on insurance products before insurance administrative expenses and consists of premium, less net policy obligations, acquisition expenses, and commissions. Interest credited to net policy liabilities (reserves less deferred acquisition costs and value of insurance purchased) is reflected as a component of the Investment segment in order to match this cost to the investment earnings from the assets supporting the net policy liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 16—Business Segments (continued)

The measure of profitability for the investment segment is excess investment income, which represents the income earned on the investment portfolio in excess of net policy requirements and financing costs associated with Torchmark’s debt. The investment segment is measured on a tax-equivalent basis, equating the return on tax-exempt investments to the pretax return on taxable investments. Other than the above-mentioned interest allocations, there are no other intersegment revenues or expenses. Expenses directly attributable to corporate operations are included in the “Corporate” category. All other unallocated revenues and expenses on a pretax basis, including insurance administrative expense, are included in the “Other” segment category. The following tables set forth a reconciliation of Torchmark’s revenues and operations by segment to its major income statement line items.

	For the Year 2003
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,310,373	$1,034,031	$31,379						$2,375,783
Net investment income				$556,647			$(3,674	)(1)	552,973 (5)
Other income					$2,582		(1,763	)(4)	819

Total revenue	1,310,373	1,034,031	31,379	556,647	2,582	-0-	(5,437)		2,929,575
Expenses:
Policy benefits	862,775	689,395	37,902						1,590,072
Required interest on reserves	(294,670)	(17,397)	(39,110)	351,177					-0-
Amortization of acquisition costs	223,998	83,142	14,604						321,744
Commissions and premium tax	75,308	93,789	246				(1,763	)(4)	167,580
Required interest on acquisition costs	118,628	20,738	5,913	(145,279)					-0-
Insurance administrative expense(2)					131,314				131,314 (6)
Parent expense						$10,234			10,234 (6)
Financing costs:
Debt and preferred securities(3)				55,775					55,775
Benefit from interest rate swaps				(26,306)					(26,306)

Total expenses	986,039	869,667	19,555	235,367	131,314	10,234	(1,763)		2,250,413

Measure of segment profitability (pretax)	$324,334	$164,364	$11,824	$321,280	$(128,732)	$(10,234)	$(3,674	)(1)	679,162

Deduct applicable income taxes									(232,779)

Segment profits after tax									446,383
Add back income taxes applicable to segment profitability									232,779
Add back financing costs—preferred securities (reported on Statement of Operations after tax)(3)									5,823
Remove benefit from interest rate swaps (included in “Realized investment losses”)									(26,306)
Deduct realized investment losses									(3,274)
Add non-recurring interest on settlement from tax litigation(5)									4,337
Deduct non-recurring loss on sale of airplane(6)									(807)

Pretax income per income statement									$658,935

1	Tax equivalency adjustment
2	Administrative expense is not allocated to insurance segments
3	Investment segment includes preferred distributions, net of swap benefit, on a pretax basis
4	Elimination of intersegment commission.
5	Differs from Net investment income on Statement of Operations by $4,337 interest on tax settlement
6	Differs from Other operating expense on Statement of Operations by $807 loss on sale of airplane

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 16—Business Segments (continued)

	For the Year 2002
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,220,688	$1,019,120	$39,225						$2,279,033
Net investment income				$522,319			$(3,701	)(1)	518,618
Other income					$3,906		(1,786	)(4)	2,120

Total revenue	1,220,688	1,019,120	39,225	522,319	3,906	-0-	(5,487)		2,799,771
Expenses:
Policy benefits	815,356	673,890	34,828						1,524,074
Required interest on reserves	(279,309)	(15,330)	(37,119)	331,758					-0-
Amortization of acquisition costs	206,424	72,643	18,443						297,510
Commissions and premium tax	68,622	101,164	341				(1,786	)(4)	168,341
Required interest on acquisition costs	111,587	19,266	8,098	(138,951)					-0-
Insurance administrative expense(2)					124,605				124,605
Parent expense						$10,523			10,523
Financing costs:
Debt and preferred securities(3)				57,599					57,599
Benefit from interest rate swaps				(23,086)					(23,086)

Total expenses	922,680	851,633	24,591	227,320	124,605	10,523	(1,786)		2,159,566

Measure of segment profitability (pretax)	$298,008	$167,487	$14,634	$294,999	$(120,699)	$(10,523)	$(3,701	)(1)	640,205

Deduct applicable income taxes									(216,596)

Segment profits after tax									423,609
Add back income taxes applicable to segment profitability									216,596
Add back financing costs—preferred securities (reported on Statement of Operations after tax)(3)									11,651
Remove benefit from interest rate swaps (included in “Realized investment losses”)									(23,086)
Deduct realized investment losses									(38,722)

Pretax income per income statement									$590,048

1	Tax equivalency adjustment.
2	Administrative expense is not allocated to insurance segments.
3	Investment segment includes preferred distributions, net of swap benefit, on a pretax basis.
4	Elimination of intersegment commission.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 16—Business Segments (continued)

	For the Year 2001
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,144,499	$1,010,753	$59,917						$2,215,169
Net investment income				$496,207			$(4,377	)(1)	491,830
Other income					$4,391		(1,916	)(4)	2,475

Total revenue	1,144,499	1,010,753	59,917	496,207	4,391	-0-	(6,293)		2,709,474
Expenses:
Policy benefits	754,193	663,908	36,535						1,454,636
Required interest on reserves	(263,748)	(14,911)	(42,604)	321,263					-0-
Amortization of acquisition costs	201,322	71,913	28,558						301,793
Commissions and premium tax	63,949	99,047	2,381				(1,916	)(4)	163,461
Required interest on acquisition costs	105,391	17,338	9,351	(132,080)					-0-
Insurance administrative expense(2)					119,038				119,038
Parent expense						$10,104			10,104
Financing costs:
Debt and preferred securities(3)				59,660					59,660
Benefit from interest rate swaps				(8,181)					(8,181)

Total expenses	861,107	837,295	34,221	240,662	119,038	10,104	(1,916)		2,100,511

Measure of segment profitability (pretax)	$283,392	$173,458	$25,696	$255,545	$(114,647)	$(10,104)	$(4,377	)(1)	608,963

Deduct applicable income taxes									(204,378)

Segment profits after tax									404,585
Add back income taxes applicable to segment profitability									204,378
Add back financing costs—preferred securities (reported on Statement of Operations after tax)(3)									14,919
Remove benefit from interest rate swaps (included in “Realized investment losses”)									(8,181)
Deduct realized investment losses									(1,255)
Deduct goodwill amortization									(12,075)

Pretax income per income statement									$602,371

1	Tax equivalency adjustment.
2	Administrative expense is not allocated to insurance segments
3	Investment segment includes preferred distributions, net of swap benefit, on pretax basis.
4	Elimination of intersegment commission.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 16—Business Segments (continued)

The following table summarizes the measures of segment profitability as determined in the three preceding tables for comparison with prior periods. The table also reconciles segment profits to net income.

Analysis of Profitability by Segment

	For the Year			2003 Increase		2002 Increase
	2003	2002	2001	Amount	%	Amount	%
Life insurance	$324,334	$298,008	$283,392	$26,326	9%	$14,616	5%
Health insurance	164,364	167,487	173,458	(3,123)	(2)	(5,971)	(3)
Annuity	11,824	14,634	25,696	(2,810)	(19)	(11,062)	(43)
Other insurance:
Other income	2,582	3,906	4,391	(1,324)	(34)	(485)	(11)
Administrative expense	(131,314)	(124,605)	(119,038)	(6,709)	5	(5,567)	5
Investment	321,280	294,999	255,545	26,281	9	39,454	15
Corporate and adjustments	(13,908)	(14,224)	(14,481)	316	(2)	257	(2)

Pretax total	679,162	640,205	608,963	38,957	6	31,242	5
Applicable taxes	(232,779)	(216,596)	(204,378)	(16,183)	7	(12,218)	6

After-tax total	446,383	423,609	404,585	22,774	5	19,024	5
Remove interest-rate swap benefit (after tax) from Investment segment	(17,099)	(15,006)	(5,318)	(2,093)		(9,688)
Realized gains (losses) (after tax)	(2,129)	(25,170)	(815)	23,041		(24,355)
Interest on tax settlements (after tax)	3,511	0	0	3,511		0
Loss on sale of airplane (after tax)	(525)	0	0	(525)		0
Amortization of goodwill	0	0	(12,075)	0		12,075
Discontinued operations (after tax)	0	0	(3,280)	0		3,280
Change in accounting principle (after tax)	0	0	(26,584)	0		26,584

Net income	$430,141	$383,433	$356,513	$46,708	12%	$26,920	8%

Assets for each segment are reported based on a specific identification basis. The insurance segments’ assets contain deferred acquisition costs, value of insurance purchased, and separate account assets. The investment segment includes the investment portfolio, cash, and accrued investment income. Goodwill is assigned to the insurance segments based on SFAS 142. All other assets, representing less than 1% of total assets, are included in the other category. The table below reconciles segment assets to total assets as reported in the consolidated financial statements.

Torchmark Corporation

Assets By Segment

	At December 31, 2003
	Life	Health	Annuity	Investment	Other	Consolidated
Cash and invested assets				$8,702,400		$8,702,400
Accrued investment income				142,719		142,719
Deferred acquisition costs	$1,930,412	$364,315	$125,132			2,419,859
Goodwill	288,089	87,282	3,065			378,436
Separate account assets			1,693,900			1,693,900
Other assets					$123,572	123,572

Total assets	$2,218,501	$451,597	$1,822,097	$8,845,119	$123,572	$13,460,886

	At December 31, 2002
	Life	Health	Annuity	Investment	Other	Consolidated
Cash and invested assets				$7,790,932		$7,790,932
Accrued investment income				132,984		132,984
Deferred acquisition costs	$1,812,542	$336,089	$137,594			2,286,225
Goodwill	288,089	87,282	3,065			378,436
Separate account assets			1,656,795			1,656,795
Other assets					$115,350	115,350

Total assets	$2,100,631	$423,371	$1,797,454	$7,923,916	$115,350	$12,360,722

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 17—Commitments and Contingencies

Reinsurance: Insurance affiliates of Torchmark reinsure that portion of insurance risk which is in excess of their retention limits. Retention limits for ordinary life insurance range up to $2.5 million per life. Life insurance ceded represents 1.2% of total life insurance in force at December 31, 2003. Insurance ceded on life and accident and health products represents .5% of premium income for 2003. Torchmark would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

Insurance affiliates also assume insurance risks of other companies. Life reinsurance assumed represents 1.8% of life insurance in force at December 31, 2003 and reinsurance assumed on life and accident and health products represents .9% of premium income for 2003.

Leases: Torchmark leases office space and office equipment under a variety of operating lease arrangements. Rental expense for operating leases was $4.7 million in 2003, $3.4 million in 2002, and $3.2 million in 2001. Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 2003 are as follows: 2004, $3.3 million; 2005, $2.7 million; 2006, $2.3 million; 2007, $1.9 million; 2008, $1.6 million and in the aggregate, $17.4 million.

Concentrations of Credit Risk: Torchmark maintains a highly diversified investment portfolio with limited concentration in any given region, industry, or economic characteristic. At December 31, 2003, the investment portfolio consisted of the following:

Investment-grade corporate securities	80%
Noninvestment-grade securities	9
Policy loans, which are secured by the underlying insurance policy values	3
Securities of the U.S. government or U.S. government-backed securities	2
Nongovernment-guaranteed mortgage-backed securities	1
Securities of state and municipal governments	1
Mortgages	1
Equity securities	1
Short-term investments, which generally mature within one month	1
Securities of foreign governments, real estate, and other long-term investments	1

Investments in municipal governments and corporations are made throughout the U.S. with no concentration in any given state. Most of the investments in foreign government securities are in Canadian government obligations. Corporate debt and equity investments are made in a wide range of industries. At December 31, 2003, 2% or more of the portfolio was invested in the following industries:

Depository institutions	16%
Electric, gas, and sanitation services	14
Insurance carriers	12
Nondepository credit institutions	6
Communications	4
Chemicals and allied products	3
Transportation equipment	3
Food and kindred products	2
Oil and gas extraction	2
Industrial, commercial machinery, and computer equipment	2
Petroleum refining and related industries	2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 17—Commitments and Contingencies (continued)

Otherwise, no individual industry represented 2% or more of Torchmark’s investments. At year-end 2003, 9% of invested assets was represented by fixed maturities rated below investment grade (BB or lower as rated by the Bloomberg Composite or the equivalent NAIC designation). Par value of these investments was $736 million, amortized cost was $713 million, and fair value was $752 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in market value.

Collateral Requirements: Torchmark requires collateral for investments in instruments where collateral is available and is typically required because of the nature of the investment. Since the majority of Torchmark’s investments is in government, government-secured, or corporate securities, the requirement for collateral is rare. Torchmark’s mortgages are secured by the underlying real estate.

Guarantees: Torchmark has in place four guarantee agreements, all of which are either parent company guarantees of subsidiary obligations to a third party, or parent company guarantees of obligations between wholly-owned subsidiaries. As of December 31, 2003, Torchmark had no liability with respect to these guarantees.

Trust Preferred Securities: Torchmark entered into a performance guarantee for the obligations of the Torchmark Capital Trusts I and II when the trust preferred securities were issued by those trusts. It guarantees payment of distributions and the redemption price of the securities until the securities are redeemed in full, or all obligations have been satisfied should one or both of the Capital Trusts default on an obligation. The total redemption price of the trust preferred securities is $150 million.

Letters of Credit: Torchmark has guaranteed letters of credit in connection with its credit facility with a group of banks. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Torchmark insurance companies. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Torchmark’s insurance carriers. The agreement is an annually renewable contract expiring in 2006. The maximum amount of letters of credit available is $200 million. Torchmark (parent company) would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. At December 31, 2003, $159 million of letters of credit were outstanding.

Agent Receivables: Torchmark issued a guarantee to an unaffiliated third party, which has purchased certain agents’ receivables of Torchmark’s wholly-owned subsidiary American Income Life Insurance Company. The guarantee covers all obligations and recovery of capital to the third party under the receivables purchase agreement up to a maximum amount of $100 million. Under the terms of the revolving purchase arrangement, the third party has purchased the agents’ receivables and receives the earned commissions as they are applied to the balance. The term of the guarantee corresponds with the purchase arrangement, which is annually renewable. Torchmark would be liable to the extent that future commission collections were insufficient to repay the purchased amount. As of December 31, 2003, the present value of future commissions substantially exceeded the purchased balance.

Equipment leases: Torchmark has guaranteed performance of two subsidiaries as lessees under leasing arrangements for aviation equipment. The leases commenced in 2003 for lease terms of approximately 10 years. Lessees have certain renewal and early termination options, however. At December 31, 2003, total remaining undiscounted payments under the leases were approximately $7.8 million. Torchmark (parent company) would be responsible for any subsidiary obligation in the event the subsidiary did not make payments or otherwise perform under the terms of the lease.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 17—Commitments and Contingencies (continued)

Litigation: Torchmark and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims involving tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark’s subsidiaries, employment discrimination, and miscellaneous other causes of action. A number of such actions involving Torchmark’s subsidiary Liberty also name Torchmark as a defendant. Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, management does not believe that such litigation will have a material adverse effect on Torchmark’s financial condition, future operating results or liquidity, however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future. This bespeaks caution, particularly in states with reputations for high punitive damage verdicts such as Alabama and Mississippi.

Many of these lawsuits involve claims for punitive damages in state courts of Alabama and Mississippi, jurisdictions particularly recognized for their large punitive damage verdicts. Torchmark’s management recognizes that large punitive damage awards continue to occur bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly Alabama and Mississippi, creating the potential for unpredictable material adverse judgments in any given punitive damage suit. As of December 31, 2003, Liberty was a party to approximately 93 active lawsuits (including 7 employment related cases and excluding interpleaders and stayed cases), 66 of which were Alabama proceedings and 12 of which were Mississippi proceedings in which punitive damages were sought.

As previously reported in Forms 10-K and 10-Q, beginning in October 1999, Liberty was served with subpoenas from the Departments of Insurance of several states (Florida, Alabama, Georgia, Kentucky, Texas, South Carolina and Minnesota) in connection with investigations into Liberty’s sales practices and disclosures regarding industrial and low face amount coverage life insurance policies, specifically the historical use of race-distinct mortality in the design or pricing of industrial insurance, a practice discontinued by Liberty years ago. Liberty responded to all of these subpoenas in a timely fashion.

Liberty is a party to a number of lawsuits (both a large number of lawsuits brought by individual plaintiffs and purported class action litigation with extremely broad class periods and relief sought) involving allegations of racially discriminatory pricing in the sale of insurance to African Americans. This litigation began with the filing on December 8, 1999 of Moore v Liberty National Life Insurance Company, Case No. CV-99-BU-3262-S in the United States District Court for the Northern District of Alabama. There are currently a total of 17 race-distinct mortality cases with in excess of 700 named plaintiffs, which have been consolidated in the Moore case that are pending in the U.S. District Court for the Northern District of Alabama (either originally filed with the Court or transferred to that Court), two pending cases in Alabama Circuit Courts (Edwards v Liberty National Life Insurance Company, Case No. CV0005872 and Baldwin v. Liberty National Life Insurance Company, Case No. CV 00-684), which are currently stayed pending disposition of the Moore case, and three individual, multi-plaintiff lawsuits which were originally filed in various state courts in Mississippi and subsequently transferred to U.S. District Court for the North District of Mississippi. As previously reported, Liberty is awaiting a ruling from the Alabama Federal District Court on the issue of class certification in Moore. Additional information regarding the race-distinct mortality/dual pricing litigation can be found in the Company’s prior Forms 10-K and Forms 10-Q.

On December 23, 2003, an order of dismissal was entered by the U.S. District Court for the Northern District of Mississippi in Cates v. Liberty National Life Insurance Company, Civil Action No. 4:03CV35-P-B, one of the three above-mentioned Mississippi cases. In another of the Mississippi cases, Billingsley v. Liberty National Life Insurance Company, (Civil Action No. 2002-532), the U.S. District Court entered an order of partial dismissal on January 30, 2004, reducing the remaining number of plaintiffs to nine persons with claims involving 14 policies.

As previously reported in Forms 10-K and Forms 10-Q, Torchmark, its subsidiary United Investors Life Insurance Company (UILIC) and two current members of Torchmark’s Board of Directors remain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 17—Commitments and Contingencies (continued)

defendants in litigation filed in the U.S. District Court for the District of Kansas by Waddell & Reed Financial, Inc. (Waddell & Reed) (Waddell & Reed Financial, Inc. v. Torchmark Corporation, Civil Action No. 01-2372-KHV). Torchmark and UILIC are also plaintiffs in litigation in Circuit Court in Jefferson County, Alabama against Waddell & Reed and Waddell & Reed, Inc. (W&R) (United Investors Life Insurance Company v. Waddell & Reed Financial, Inc., Case No. CV 00-2720). On November 2, 2003, the Jefferson County Alabama Circuit Court denied Waddell & Reed’s motion for summary judgment filed in October 2003. UILIC continues to pursue its remaining claims against Waddell & Reed in this case which is pending in the Alabama Circuit Court. Additional information regarding the Kansas District Court litigation and the Alabama Circuit Court litigation can be found in the Company’s prior Forms 10-K and Forms 10-Q.

As previously reported in Forms 10-Q, Liberty and Torchmark are parties to purported class action litigation filed in the Circuit Court of Choctaw County, Alabama on behalf of all persons who currently or in the past were insured under Liberty cancer policies which are no longer marketed regardless of whether the policies remain in force or have lapsed (Roberts v. Liberty National Life Insurance Company, Case No. CV-2002-009-B). These cases are based on allegations of breach of contract in the implementation of premium rate increases, misrepresentation regarding the premium rate increases, fraud and suppression concerning the closed block of business and unjust enrichment. On December 30, 2003, the Alabama Supreme Court issued an opinion granting Liberty’s and Torchmark’s petition for a writ of mandamus, concluding that the Choctaw Circuit Court did not have subject matter jurisdiction and ordering that Circuit Court to dismiss the action. The plaintiffs have filed a petition asking the Alabama Supreme Court to reconsider this decision. Additionally, the plaintiffs refiled their purported class action litigation against Liberty and Torchmark in the Circuit Court of Barbour County, Alabama on December 30, 2003 (Roberts v. Liberty National Life Insurance Company, Civil Action No. CV2003 0137). Additional information regarding the Roberts case can be found in the Company’s prior Forms 10-Q.

As previously reported in the Form 10-Q for the third quarter, 2002, a trial court jury in Chambers County, Alabama Circuit Court returned a $3.2 million verdict against Liberty in Ingram v. Liberty National Life Insurance Company (Civil Action No. DV-96-62). This case, originally filed in March 1996, involved allegations that an interest-sensitive life insurance policy would have paid-up policy status in ten years. Liberty pursued appellate relief from this verdict and on February 20, 2004, the Alabama Supreme Court reversed and rendered the trial court’s judgment in Ingram. The Supreme Court held that the plaintiff’s claims were barred by the statute of limitations and that the plaintiff failed to demonstrate reasonable reliance on Liberty’s representations to him regarding the policy or that Liberty suppressed material facts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 18—Related Party Transactions

First Command.    Lamar C. Smith, a director of Torchmark, is an officer and director of First Command Financial Services, Inc. (First Command), a corporation 100% owned by the First Command Employee Stock Ownership Plan (First Command ESOP). Mr. Smith is a beneficiary of the First Command ESOP although he has no ability to vote the stock of First Command that is held by the First Command ESOP. First Command, with 572 home office employees and more than 1,000 appointed agents both inside and outside the United States, receives commissions as the Military Agency distribution system for selling certain life insurance products offered by Torchmark’s insurance subsidiaries. These commissions were $59.4 million in 2003, $52.6 million in 2002, and $48.2 million in 2001. Torchmark held balances due from these agents of $15.0 million at year-end 2003 and $13.1 million at year-end 2002.

During 2001, Torchmark entered into a coinsurance agreement with First Command’s life subsidiary whereby Torchmark cedes to First Command approximately 5% of the new life insurance business sold by First Command on behalf of Torchmark’s insurance subsidiaries. Under the terms of this agreement, First Command pays Torchmark a maintenance expense allowance equal to 5.5% of all premium collected and an issue allowance of 2.9% of first year premium collected. Torchmark is also reimbursed for actual commissions, premium taxes, and claims paid on the business ceded to First Command. Also under the agreement, Torchmark provides First Command certain administrative, accounting, and investment management services. Premium ceded in 2003 was $1.6 million, in 2002 was $780 thousand, and in 2001 was $108 thousand. At December 31, 2003, the face amount of life insurance ceded was $241 million and annualized ceded premium was $2.0 million.

Torchmark has entered into two loan agreements with First Command, a construction loan agreement and a collateral loan agreement. The construction loan was entered into in 2001 and called for Torchmark to finance the construction of a building subject to a maximum amount of borrowing of $22.5 million. Upon completion, Torchmark committed to permanently finance the building with a fifteen-year mortgage at a rate of 2.25% over the ten-year treasury rate at that time, subject to a minimum rate of 7.0%. The building was completed in April, 2003 and the interest rate was reset to 7.0%. The outstanding balance is being repaid in equal monthly payments over fifteen years beginning May 1, 2003. At year-end 2003, the outstanding balance was $21.7 million. The loan is collateralized by a four-story building in Fort Worth, Texas. In addition to the office building as collateral, in the event of default, Torchmark has the right of offset to any commission due First Command.

The collateral loan agreement was originally entered into in 1998 with an initial loan of $7 million and an additional $15 million loaned in 2001. The loan bears interest at a rate of 7%. The loan accumulated interest until December 31, 2001, after which time First Command began making fixed monthly payments that will amortize the loan over fifteen years. It is collateralized by a group of mutual funds and real estate in which the loan balance can never exceed 90% of the mutual funds pledged plus 75% of the appraised value of the real estate. Because First Command made a significant payment in 2003, the outstanding loan balance at December 31, 2003 was $12.7 million compared with $22.0 million at December 31, 2002. The market value of the mutual funds pledged was $12.6 million at December 31, 2003. The real estate was appraised by an independent firm in 2002 for $17.6 million.

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

As part of the consideration for the transaction, Torchmark accepted a ten-year collateralized 8% note from Elgin Development in the amount of $12.4 million. Elgin Development made all interest payments and paid down $2.3 million in principal payments through December 31, 2002. As of that date

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 18—Related Party Transactions (continued)

the outstanding balance of the collateralized note with Elgin Development Company was $10.1 million. In 2003, Elgin Development defaulted on the note. As a result, Torchmark foreclosed on the collateral which consisted of real estate with a value of $5.7 million. Torchmark recognized a realized loss on the transaction of $2.6 million after tax.

Mr. Richey was a 25% investor in Stonegate Realty Company, LLC, the parent company of Elgin Development Company until December 31, 2003, at which time he became a 50% investor. Until December 31, 2003, he was also a one-third investor in Stonegate Management Company, LLC, which, in turn, is a 50% owner of Commercial Real Estate Services. As of December 31, 2003, he became a two-thirds investor in Stonegate Management. Commercial Real Estate Services manages certain of Torchmark’s company-occupied and investment real estate properties along with those of other clients. Fees paid by Torchmark subsidiaries for these management and maintenance services were $683 thousand in 2003, $750 thousand in 2002, and $757 thousand in 2001. Lease rentals paid by Torchmark subsidiaries were $261 thousand, $260 thousand, and $261 thousand in 2003, 2002, and 2001, respectively.

MidFirst Bank.    Torchmark has engaged MidFirst Bank as the servicing agent for a portion of Torchmark’s subsidiaries’ commercial mortgages portfolios. George J. Records, a Torchmark director, was an officer, director, and 38.3% beneficial owner of Midland Financial Co., the parent corporation of MidFirst Bank until December 31, 2003. After that date, he is no longer a beneficial owner. Fees paid for these services were $110 thousand in 2003, $118 thousand in 2002, and $109 thousand in 2001.

In the fourth quarter of 2003, a reserve in the pretax amount of $5 million was established on certain mortgages that met Torchmark’s criteria for impairment. These mortgages were originated and serviced by MidFirst.

Baxley.    William J. Baxley is a partner in the law firm of Baxley, Dillard, Dauphin, McKnight & Barclift which performs legal services for Torchmark and certain of its subsidiaries. In 1997, Mr. Baxley was loaned $668 thousand on an unsecured basis at a rate of 6.02%. Repayments are made in the form of legal services at customary rates and are applied against the outstanding balance, amortizing the loan with interest over its remaining term. In October, 2001, the terms of the loan were revised and an additional amount of $395 thousand was loaned to Baxley. The interest rate was revised to 5.6% and the term of the loan was extended until July, 2013. The loan is being repaid in accordance with its amortization schedule and all payments are current. At December 31, 2003 and 2002, the outstanding balance of this loan was $689 thousand and $743 thousand, respectively.

Additionally, Liberty loaned Mr. Baxley’s wife $883 thousand secured by a mortgage on a building sold to her in 1997. Interest is charged at a rate of 7.7%. Scheduled cash payments are made to amortize the loan over thirty years. However, there is a balloon payment due at the end of ten years (2007) in the amount of $712 thousand less a credit of $18 thousand if all payments are made timely. To date, all payments have been timely. During 2002, Liberty sold the loan to Torchmark. At December 31, 2003 and 2002, the outstanding balance of this loan was $791 thousand and $809 thousand, respectively.

Torchmark customarily grants options to certain consultants for their services in addition to their fees. Mr. Baxley has received Torchmark options in the past.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 19—Selected Quarterly Data (Unaudited)

The following is a summary of quarterly results for the two years ended December 31, 2003. The information is unaudited but includes all adjustments (consisting of normal accruals) which management considers necessary for a fair presentation of the results of operations for these periods.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2003:

Premium and policy charges	$590,473	$591,466	$592,198	$601,646

Net investment income	135,436	136,771	138,272	146,831

Realized investment gains(losses)	(7,975)	5,668	(78)	(889)

Total revenues	718,426	734,320	730,389	747,503

Policy benefits	395,405	399,370	395,027	400,270

Amortization of acquisition expenses	77,746	77,617	82,834	83,547

Pretax income from continuing operations	155,579	169,450	164,226	169,680

Net income	100,633	109,592	107,882	112,034

Basic net income per common share from continuing operations	.86	.95	.95	.99

Basic net income per common share	.86	.95	.95	.99

Diluted net income per common share from continuing operations	.85	.95	.94	.98

Diluted net income per common share	.85	.95	.94	.98

2002:

Premium and policy charges	$571,241	$571,536	$567,642	$568,614

Net investment income	128,203	128,075	130,581	131,759

Realized investment gains(losses)	(4,511)	(60,966)	22,599	4,156

Total revenues	695,412	639,218	721,513	704,906

Policy benefits	380,879	382,090	377,635	383,470

Amortization of acquisition expenses	75,026	75,174	75,993	71,317

Pretax income from continuing operations	150,697	96,349	180,735	162,267

Net income	98,154	62,712	117,375	105,192

Basic net income per common share from continuing operations	.80	.52	.98	.89

Basic net income per common share	.80	.52	.98	.89

Diluted net income per common share from continuing operations	.80	.52	.98	.89

Diluted net income per common share	.80	.52	.98	.89

Item 9. Disagreements on Accounting and Financial Disclosure

No disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure have been reported on a Form 8-K within the twenty-four months prior to the date of the most recent financial statements.

Item 9A. Controls and Procedures

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

As of the end of the fiscal year completed December 31, 2003, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

As of the date of this Form 10-K for the fiscal year ended December 31, 2003, there have not been any significant changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation. No significant deficiencies or material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

PART III

Item 10. Directors and Executive Officers of Registrant

Information required by this item is incorporated by reference from the sections entitled “Election of Directors,” “Profiles of Directors and Nominees,” “Executive Officers,” “Audit Committee Report,” “Governance Guidelines and Codes of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Securities Exchange Act in the Proxy Statement for the Annual Meeting of Stockholders to be held April 29, 2004 (the Proxy Statement), which is to be filed with the Securities and Exchange Commission.

Item 11. Executive Compensation

Information required by this item is incorporated by reference from the section entitled Compensation and Other Transactions with Executive Officers and Directors in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners of Management

(a)	Equity Compensation Plan Information

As of December 31, 2003

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	10,420,080	$37.66	2,785,705

Equity compensation plans not approved by security holders	0	0	0

Total	10,420,080	$37.66	2,785,705

(b)	Security ownership of certain beneficial owners:

Information required by this item is incorporated by reference from the section entitled “Principal Stockholders” in the Proxy Statement.

(c)	Security ownership of management:

Information required by this item is incorporated by reference from the section entitled “Stock Ownership” in the Proxy Statement.

(d)	Changes in control:

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

Item 14. Principal Accounting Fees and Services

Information required by this Item is incorporated by reference from the section entitled Principal Accounting Firm Fees in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)  Index of documents filed as a part of this report:

Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X.

(b)  Reports on Form 8-K.

A Form 8-K dated October 23, 2003 was filed by the registrant during the fourth quarter of 2003 furnishing a press release announcing Torchmark Corporation’s third quarter 2003 financial results. The Form 8-K contained no financial statements.

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

(d)	364-Day $325,000,000 Credit Agreement dated as of November 26, 2003 among Torchmark Corporation, the Lenders, BankOne, NA, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Fleet National Bank, as Documentation Agent

(e)	Certified Copy of Resolution Regarding Director Retirement Benefit Program (incorporated by reference from Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1999)

(f)	Torchmark Corporation Restated Deferred Compensation Plan for Directors, Advisory Directors, Directors Emeritus and Officers, as amended (incorporated by reference from Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1992)

(g)	The Torchmark Corporation 1987 Stock Incentive Plan (incorporated by reference from Exhibit 10(f) to Form 10-K for the fiscal year ended December 31, 1998)

(h)	General Agency Contract between Liberty National Life Insurance Company and First Command Financial Services, Inc., (formerly known as Independent Research Agency For Life Insurance, Inc.) (incorporated by reference from Exhibit 10(i) to Form 10-K for the fiscal year ended December 31, 1990)

Page of this Report
(i)	Form of Deferred Compensation Agreement Between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Eligible to Participate in the Torchmark Corporation and Affiliates Retired Lives Reserve Agreement and to Retire Prior to December 31, 1986 (incorporated by reference from Exhibit 10(k) to Form 10-K for the fiscal year ended December 31, 1991)

(j)	Form of Deferred Compensation Agreement between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Eligible to Participate in the Torchmark Corporation and Affiliates Retired Lives Reserve Agreement and Not Eligible to Retire Prior to December 31, 1986 (incorporated by reference from Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 1991)

(k)	Torchmark Corporation Supplemental Savings and Investment Plan (incorporated by reference from Exhibit 10(m) to Form 10-K for the fiscal year ended December 31, 1992)

(l)	Service Agreement, dated as of January 1, 1991, between Torchmark Corporation and Liberty National Life Insurance Company (prototype for agreements between Torchmark Corporation and other principal operating subsidiaries) (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1992)

(m)	The Torchmark Corporation Pension Plan (incorporated by reference from Exhibit 10(o) to Form 10-K for the fiscal year ended December 31, 1992)

(n)	The Torchmark Corporation 1998 Stock Incentive Plan (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1998)

(o)	The Torchmark Corporation Savings and Investment Plan (incorporated by reference from Exhibit 10(s) to Form 10-K for the fiscal year ended December 31, 1992)

(p)	Five Year $300,000,000 Credit Agreement dated as of November 30, 2001 among Torchmark Corporation, TMK Re, Ltd., the Lenders, BankOne, NA, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Fleet National Bank and AmSouth Bank, as Documentation Agents (incorporated by reference from Exhibit 10(q) to Form 10-K for the fiscal year ended December 31, 2001)

(q)	Coinsurance and Servicing Agreement between Security Benefit Life Insurance Company and Liberty National Life Insurance Company, effective as of December 31, 1995 (incorporated by reference from Exhibit 10(u) to Form 10-K for the fiscal year ended December 31, 1995)

(r)	Form of Deferred Compensation Agreement Between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Not Eligible to Participate in Torchmark Corporation and Affiliates Retired Lives Reserve Agreement (incorporated by reference from Exhibit 10(j) to Form 10-K for the fiscal year ended December 31, 1991)

(s)	Torchmark Corporation 1996 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10(w) to Form 10-K for the fiscal year ended December 31, 1996)

(t)	Torchmark Corporation 1996 Executive Deferred Compensation Stock Option Plan (incorporated by reference from Exhibit 10(x) to Form 10-K for the fiscal year ended December 31, 1996)

(u)	The Liberty National Life Insurance Company Pension Plan for Non-Commissioned Employees (incorporated by reference from Exhibit 10(v) to Form 10-K for the fiscal year ended December 31, 1999)

Page of this Report
(v)	Receivables Purchase Agreement dated as of December 21, 1999, as Amended and Restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation and Bank One, NA (incorporated by reference from Exhibit 10(x) to Form 10-K for the fiscal year ended December 31, 2000)

(x)	Amendment dated as of August 31, 2001 to Receivables Purchase Agreement dated as of December 21, 1999 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation and BankOne, N.A. (incorporated by reference from Exhibit 10(y) to Form 10-K for the fiscal year ended December 31, 2001)

(y)	Amendment No. 2 dated as of August 30, 2002 to Receivables Purchase Agreement dated as of December 21, 1999 among AILIC Receivables Corporation, American Income Life Insurance Company Preferred Receivables Funding Corporation and Bank One, N.A.

(z)	Form of Retirement Life Insurance Benefit Agreement ($1,995,000 face amount limit) (incorporated by reference from Exhibit 10(z) to Form 10-K for the fiscal year ended December 31, 2001)

(aa)	Form of Retirement Life Insurance Benefit Agreement ($495,000 face amount limit) (incorporated by reference from Exhibit 10(aa) to Form 10-K for the fiscal year ended December 31, 2001)

(11)	Statement re computation of per share earnings	98

(20)	Proxy Statement for Annual Meeting of Stockholders to be held April 29, 2004

(21)	Subsidiaries of the registrant	99

(23)(a)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated March 5, 2004, into Form S-8 of The Torchmark Corporation Savings and Investment Plan (Registration No. 2-76378)

(b)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated March 5, 2004, into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 1996 Non-Employee Director Stock Option Plan (Registration No. 2-93760)

(c)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated March 5, 2004, into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 1987 Stock Incentive Plan (Registration No. 33-23580)

(d)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated March 5, 2004, into Form S-8 and the accompanying Form S-3 Prospectus of The Capital Accumulation and Bonus Plan of Torchmark Corporation (Registration No. 33-1032)

(e)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated March 5, 2004, into Form S-8 of the Liberty National Life Insurance Company 401(k) Plan (Registration No. 33-65507)

(f)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated March 5, 2004, into Form S-8 and accompanying Form S-3 Prospectus of the Torchmark Corporation 1996 Executive Deferred Compensation Stock Option Plan (Registration No. 333-27111)

(g)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated March 5, 2004 into Form S-8 of the Profit Sharing and Retirement Plan of Liberty National Life Insurance Company (Registration No. 333-83317)

Page of this Report

(h)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated March 5, 2004 into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 1998 Stock Incentive Plan (Registration No. 333-40604)

(24)	Powers of attorney

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by C.B. Hudson

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

(32.1)	Section 1350 Certification by C.B. Hudson and Gary L. Coleman

Exhibit 11. Statement re computation of per share earnings

TORCHMARK CORPORATION COMPUTATION OF EARNINGS PER SHARE

	Twelve Months Ended December 31,
	2003	2002	2001
Income from continuing operations before cumulative effect of change in accounting principle	$430,141,000	$383,433,000	$386,377,000
Loss from discontinued operations (net of applicable tax benefit)	-0-	-0-	(3,280,000)

Income before cumulative effect of change in accounting principle	430,141,000	383,433,000	383,097,000
Cumulative effect of change in accounting principle (net of applicable tax)	-0-	-0-	(26,584,000)

Net Income	$430,141,000	$383,433,000	$356,513,000

Basic weighted average shares outstanding	114,836,778	120,258,685	125,134,535
Diluted weighted average shares outstanding	115,377,155	120,669,115	125,860,937

Basic earnings per share:
Income from continuing operations before cumulative effect of change in accounting principle	$3.75	$3.19	$3.09
Loss from discontinued operations (net of applicable tax benefit)	-0-	-0-	(.03)

Income before cumulative effect of change in accounting principle	3.75	3.19	3.06
Cumulative effect of change in accounting principle (net of applicable tax)	-0-	-0-	(.21)

Net Income	$3.75	$3.19	$2.85

Diluted earnings per share:
Income from continuing operations before cumulative effect of change in accounting principle	$3.73	$3.18	$3.07
Loss from discontinued operations (net of applicable tax benefit)	-0-	-0-	(.03)

Income before cumulative effect of change in accounting principle	3.73	3.18	3.04
Cumulative effect of change in accounting principle (net of applicable tax)	-0-	-0-	(.21)

Net Income	$3.73	$3.18	$2.83

Exhibit 21. Subsidiaries of the Registrant

The following table lists subsidiaries of the registrant which meet the definition of “significant subsidiary” according to Regulation S-X:

Company	State of Incorporation	Name Under Which Company Does Business
American Income Life Insurance Company	Indiana	American Income Life Insurance Company
Globe Life And Accident Insurance Company	Delaware	Globe Life And Accident Insurance Company
Liberty National Life Insurance Company	Alabama	Liberty National Life Insurance Company
United American Insurance Company	Delaware	United American Insurance Company
United Investors Life Insurance Company	Missouri	United Investors Life Insurance Company

All other exhibits required by Regulation S-K are listed as to location in the “Index of documents filed as a part of this report” on pages 94 through 97 of this report. Exhibits not referred to have been omitted as inapplicable or not required.

TORCHMARK CORPORATION (PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2003	2002
Assets:
Investments:
Long-term investments	$40,506	$63,768
Short-term investments	24,872	9,050

Total investments	65,378	72,818
Investment in affiliates	4,062,119	3,683,877
Taxes receivable	-0-	1,879
Other assets	45,089	45,658

Total assets	$4,172,586	$3,804,232

Liabilities and shareholders’ equity:
Liabilities:
Short-term debt	$182,448	$201,479
Long-term debt	693,403	551,564
Due to affiliates	4,768	23,906
Taxes payable	1,275	-0-
Other liabilities	50,593	31,403

Total liabilities	932,487	808,352

Trust preferred securities	-0-	144,427

Shareholders’ equity:
Preferred stock	351	351
Common stock	113,784	126,801
Additional paid-in capital	851,545	905,279
Accumulated other comprehensive income	393,052	176,622
Retained earnings	2,273,448	2,316,868
Treasury stock	(392,081)	(674,468)

Total shareholders’ equity	3,240,099	2,851,453

Total liabilities and shareholders’ equity	$4,172,586	$3,804,232

See Notes to Condensed Financial Statements and accompanying Independent Auditors’ Report.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Year Ended December 31,
	2003	2002	2001
Net investment income	$14,881	$11,682	$13,510
Realized investment gains (losses)	6,734	40,859	6,075

Total revenue	21,615	52,541	19,585

General operating expenses	10,020	10,215	11,735
Reimbursements from affiliates	(10,596)	(10,872)	(9,900)
Interest expense	50,169	45,946	44,841

Total expenses	49,593	45,289	46,676

Operating income (loss) before income taxes and equity in earnings of affiliates	(27,978)	7,252	(27,091)
Income taxes	11,080	(1,064)	10,607

Net operating loss before equity in earnings of affiliates	(16,898)	6,188	(16,484)
Equity in earnings of affiliates	450,824	384,818	412,558
Preferred securities distributions (net of tax)	(3,785)	(7,573)	(9,697)

Net income from continuing operations	430,141	383,433	386,377

Discontinued operations:
Loss on disposal	-0-	-0-	(3,280)

Net income before cumulative effect of change in accounting principle	430,141	383,433	383,097
Cumulative effect of change in accounting principle	-0-	-0-	(26,584)

Net Income	$430,141	$383,433	$356,513

See Notes to Condensed Financial Statements and accompanying Independent Auditors’ Report.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash used in operations before dividends from subsidiaries	$23,399	$(24,120)	$(3,274)
Cash dividends from subsidiaries	313,682	262,139	273,466

Cash provided from operations	337,081	238,019	270,192

Cash provided from (used for) investing activities:
Disposition of investments	479	467	1,874
Acquisition of investments	-0-	(811)	(10,407)
Investment in subsidiaries	-0-	(10,000)	-0-
Loans to subsidiaries	(14,000)	(49,800)	(1,000)
Repayments on loans to subsidiaries	14,000	49,800	1,000
Net decrease (increase) in temporary investments	(15,822)	9,456	(13,287)
Additions to properties	(37)	(29)	(155)
Disposition of properties	-0-	2	78

Cash used for investing activities	(15,380)	(915)	(21,897)

Cash provided from (used for) financing activities:
Issuance of 6.25% senior notes	-0-	-0-	177,771
Issuance of trust preferred securities	-0-	-0-	144,554
Repayments of debt	(19,031)	(2,633)	(133,454)
Issuance of stock	9,123	4,188	120,977
Redemption of monthly income preferred securities	-0-	-0-	(200,000)
Acquisitions of treasury stock	(225,273)	(182,188)	(303,085)
Borrowed from subsidiaries	116,600	94,100	100,100
Repayment on borrowings from subsidiaries	(136,000)	(83,800)	(86,700)
Payment of dividends	(67,120)	(66,771)	(68,458)

Cash provided from (used for) financing activities	(321,701)	(237,104)	(248,295)

Net decrease in cash	-0-	-0-	-0-
Cash balance at beginning of period	-0-	-0-	-0-

Cash balance at end of period	$-0-	$-0-	$-0-

TORCHMARK CORPORATION

(PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Amounts in thousands)

Note A—Dividends from Subsidiaries

Cash dividends paid to Torchmark from the consolidated subsidiaries were as follows:

	2003	2002	2001
Consolidated subsidiaries	$313,682	$262,139	$273,466

See accompanying Independent Auditors’ Report.

TORCHMARK CORPORATION

SCHEDULE IV. REINSURANCE (CONSOLIDATED)

(Amounts in thousands)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

For the Year Ended December 31, 2003:
Life insurance in force	$124,514,661	$1,478,974	$2,222,421	$125,258,108	1.8%

Premiums:*
Life insurance	$1,231,657	$5,763	$19,993	$1,245,887	1.6%
Health insurance	1,038,709	4,678	-0-	1,034,031	0%

Total premiums	$2,270,366	$10,441	$19,993	$2,279,918	0.9%

For the Year Ended December 31, 2002:
Life insurance in force	$116,411,367	$1,404,403	$2,248,382	$117,255,346	1.9%

Premiums:*
Life insurance	$1,137,511	$5,939	$20,363	$1,151,935	1.8%
Health insurance	1,024,166	5,046	-0-	1,019,120	0%

Total premiums	$2,161,677	$10,985	$20,363	$2,171,055	0.9%

For the Year Ended December 31, 2001:
Life insurance in force	$110,766,526	$1,345,925	$2,288,493	$111,709,094	2.1%

Premiums:*
Life insurance	$1,059,484	$6,296	$20,445	$1,073,633	1.9%
Health insurance	1,016,336	5,621	38	1,010,753	0%

Total premiums	$2,075,820	$11,917	$20,483	$2,084,386	1.0%

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

Date:  March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/    CHARLES E. ADAIR    *

By:

Charles E. Adair
Director

/S/    DAVID L. BOREN    *

By:

David L. Boren
Director

/S/    JOSEPH M. FARLEY    *

By:

Joseph M. Farley
Director

/S/    LOUIS T. HAGOPIAN    *

By:

Louis T. Hagopian
Director

/S/    JOSEPH L. LANIER, JR.    *

By:

Joseph L. Lanier, Jr.
Director

/S/    LAMAR C. SMITH    *

By:

Lamar C. Smith
Director

/s/    MARK S. MCANDREW    *

By:

Mark S. McAndrew
Director

/s/    HAROLD T. MCCORMICK    *

By:

Harold T. McCormick
Director

/S/    GEORGE J. RECORDS    *

By:

George J. Records
Director

/S/    R.K. RICHEY    *

By:

R.K. Richey
Director

/S/    PAUL J. ZUCCONI    *

By:

Paul J. Zucconi
Director

Date:  March 12, 2004

*By:	/s/ GARY L. COLEMAN
Gary L. Coleman Attorney-in-fact