Form 10-Q
period 2004-03-31
TORCHMARK CORP
filed 2004-05-07
CIK 320335

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2004

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT APRIL 30, 2004
Common Stock, $1.00 Par Value	111,309,168

Index of Exhibits (Page 45)

Total number of pages included are 46.

TORCHMARK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2004 - $7,681,564; 2003 - $7,472,003)	$8,499,227	$8,102,810
Equity securities, at fair value (cost: 2004 - $ 53,937; 2003 - $49,074)	61,368	57,364
Mortgage loans, at cost (fair value: 2004 - $112,808; 2003 - $114,026)	114,642	115,411
Investment real estate, at depreciated cost	13,834	14,774
Policy loans	295,367	294,108
Other long-term investments, at fair value	56,208	53,577
Short-term investments	70,324	51,648

Total investments	9,110,970	8,689,692
Cash	19,966	12,706
Accrued investment income	150,865	142,719
Other receivables	69,851	85,369
Deferred acquisition costs	2,359,046	2,330,010
Value of insurance purchased	86,686	89,849
Property and equipment	29,927	29,835
Goodwill	378,436	378,436
Other assets	12,781	13,009
Separate account assets	1,621,333	1,693,900

Total assets	$13,839,861	$13,465,525

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits	$6,306,844	$6,204,226
Unearned and advance premiums	96,825	96,628
Policy claims and other benefits payable	251,708	248,937
Other policyholders’ funds	87,560	86,878

Total policy liabilities	6,742,937	6,636,669
Accrued income taxes	995,281	905,126
Other liabilities	155,345	109,241
Short-term debt	223,309	182,448
Long-term debt (fair value: 2004 - $645,918; 2003 - $626,208)	546,704	543,403
Due to affiliates	154,639	154,639
Separate account liabilities	1,621,333	1,693,900

Total liabilities	10,439,548	10,225,426
Shareholders’ equity:
Preferred stock, par value $1 per share - Authorized 5,000,000 shares; outstanding: -0- in 2004 and in 2003	0	0
Common stock, par value $1 per share - Authorized 320,000,000 shares; outstanding: (2004 - 113,783,658 issued, less 1,926,639 held in treasury and 2003 - 113,783,658 issued, less 1,069,053 held in treasury)	113,784	113,784
Additional paid-in capital	503,450	501,034
Accumulated other comprehensive income (loss)	500,048	393,052
Retained earnings	2,372,315	2,273,448
Treasury stock, at cost	(89,284)	(41,219)

Total shareholders’ equity	3,400,313	3,240,099

Total liabilities and shareholders’ equity	$13,839,861	$13,465,525

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended March 31,
	2004	2003
Revenue:
Life premium	$343,077	$320,538
Health premium	270,230	262,406
Other premium	7,104	7,529

Total premium	620,411	590,473
Net investment income	141,725	135,526
Realized investment gains (losses)	10,328	(7,975)
Other income	78	492

Total revenue	772,542	718,516
Benefits and expenses:
Life policyholder benefits	225,520	212,115
Health policyholder benefits	178,696	174,211
Other policyholder benefits	8,307	9,079

Total policyholder benefits	412,523	395,405
Amortization of deferred acquisition costs	84,608	77,746
Commissions and premium taxes	41,934	42,486
Other operating expense	37,234	36,073
Interest expense	14,007	14,139

Total benefits and expenses	590,306	565,849
Income from operations before income taxes	182,236	152,667
Income taxes	(62,722)	(52,034)

Net income before cumulative effect of change in accounting principle	119,514	100,633
Cumulative effect of change in accounting principle (less applicable income tax benefit of $3,857)	(7,163)	0

Net income	$112,351	$100,633

Basic net income per share:
Net income before cumulative effect of change in accounting principle	$1.06	$0.86
Cumulative effect of change in accounting principle (net of tax)	(0.06)	0.00

Net income	$1.00	$0.86

Diluted net income per share:
Net income before cumulative effect of change in accounting principle	$1.05	$0.85
Cumulative effect of change in accounting principle (net of tax)	(0.06)	0.00

Net income	$0.99	$0.85

Dividends declared per common share	$0.11	$0.09

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended March 31,
	2004	2003
Net income	$112,351	$100,633
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	183,032	109,143
Less: reclassification adjustment for gains (losses) on securities included in net income	(237)	12,097
Less: reclassification adjustment for amortization of discount and premium	618	(476)
Less: foreign exchange adjustment on securities marked to market	2,583	(2,990)

Unrealized gains (losses) on securities	185,996	117,774
Unrealized gains (losses) on other investments	(1,224)	(40)
Unrealized gains (losses) adjustment to deferred acquisition costs	(13,321)	(5,269)
Foreign exchange translation adjustments	(2,442)	3,362

Other comprehensive income (loss), before tax	169,009	115,827
Income tax benefit (expense) related to other comprehensive income (loss)	(62,013)	(39,504)

Other comprehensive income (loss)	106,996	76,323

Comprehensive income	$219,347	$176,956

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2004	2003
Cash provided from operations	$213,503	$222,810
Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale - sold	20,797	8,738
Fixed maturities available for sale - matured, called, and repaid	140,058	119,591
Other long-term investments	6,761	845

Total investments sold or matured	167,616	129,174
Investments acquired:
Fixed maturities	(375,057)	(270,830)
Other long-term investments	(6,964)	(2,569)

Total investments acquired	(382,021)	(273,399)
Net (increase) decrease in short-term investments	(18,676)	(52,589)
Net effect of change in payable or receivable for securities	34,521	13,173
Disposition of properties	108	21
Additions to properties	(1,151)	(571)

Cash provided from (used for) investment activities	(199,603)	(184,191)
Cash provided from (used for) financing activities:
Issuance of common stock	12,144	674
Additions to debt	40,861	12,935
Acquisition of treasury stock	(61,386)	(76,787)
Cash dividends paid to shareholders	(12,403)	(10,645)
Net receipts (withdrawals) from deposit product operations	14,144	40,218

Cash provided from (used for) financing activities	(6,640)	(33,605)
Net increase (decrease) in cash	7,260	5,014
Cash at beginning of year	12,706	7,179

Cash at end of period	$19,966	$12,193

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at March 31, 2004, and the consolidated results of operations, comprehensive income and cash flows for the periods ended March 31, 2004 and 2003. Certain prior period amounts have been reclassified to conform with current period presentations.

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note B—Earnings Per Share Giving Effect to Stock Options (continued)

Torchmark’s pro forma earnings information giving effect to stock option expense is presented in the following table.

	Three Months Ended March 31,
	2004	2003
Net income as reported	$112,351	$100,633
After tax stock-based compensation, as reported	152	72
After tax effect of stock-based compensation, fair value method	(2,236)	(2,102)

Pro forma net income	$110,267	$98,603

Earnings per share:
Basic—as reported	$1.00	$.86

Basic—pro forma	$.98	$.84

Diluted—as reported	$.99	$.85

Diluted—pro forma	$.96	$.84

Note C—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended March 31,
	2004	2003
Basic weighted average shares outstanding	112,430,533	117,470,995
Weighted average dilutive options outstanding	1,621,162	312,762

Diluted weighted average shares outstanding	114,051,695	117,783,757

Antidilutive shares*	40,507	6,878,811

*	Antidilutive shares are excluded from the calculation of diluted earnings per share.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Earnings Per Share (continued)

For the periods presented, pro forma income available to common shareholders for basic earnings per share is equivalent to pro forma income available to common shareholders for diluted earnings per share. Unless otherwise specified, earnings per share data is assumed to be on a diluted basis.

Note D—Changes in Accounting Standards

Guaranteed Minimum Policy Benefits. The American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1), which was adopted by Torchmark on January 1, 2004. This Statement covers various aspects of accounting for nontraditional product features in order to increase uniformity in practice. The primary issue in the Statement affecting Torchmark is the accounting for liabilities for certain guaranteed minimum policy benefits on Torchmark’s variable annuities. Upon adoption, Torchmark recorded a charge in the amount of $11.0 million before tax ($7.2 million after tax) to reflect the additional liability to recognize these benefits. This charge was reported as a cumulative effect of a change in accounting principle.

Subsequent to adoption, Torchmark does not expect the provision for guaranteed minimum policy benefits to have a material impact on its operations. However, the liability for guaranteed minimum policy benefits is highly dependent on the performance of financial markets, whereby poor market performance in the future could increase Torchmark’s obligations for such benefits.

Deconsolidation. In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities, which Torchmark adopted in 2003 with no impact to the consolidated financial statements. In December, 2003, the FASB revised FIN 46 (FIN46R) and deferred its adoption for variable interest entities (VIE’s) that meet certain criteria until the first quarter of 2004. FIN46R clarified the definition of a variable interest such that only the holder of a variable interest can ever be the VIE’s primary beneficiary. Only primary beneficiaries are permitted to consolidate VIE’s. Therefore, FIN46R does not permit consolidation of VIE’s in which a company has voting control but is not the primary beneficiary. The trusts that are liable for Torchmark’s Trust Preferred Securities meet the definition of VIE’s. Under FIN46R, Torchmark does not have a variable interest in the trusts and therefore cannot be the

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Changes in Accounting Standards (continued)

entity’s primary beneficiary. For this reason, Torchmark may no longer consolidate the trusts, even though Torchmark is the sole owner of the voting equity of these entities.

Torchmark adopted FIN46R effective January 1, 2004. Prior periods are restated for comparability. As a result of the deconsolidation that this standard requires, Torchmark will no longer report the Trust Preferred Securities as long-term debt but will instead report its 7 ¾% Junior Subordinated Debentures due 2041 to the trust entities as “Due to Affiliates.” The amount of this debt was $155 million at March 31, 2004, $10 million greater than the balance that would have been reported as Trust Preferred Securities. Deconsolidation requires that the $4.6 million additional debt due to the trust entities be reported and offset by an asset, included in “Other Receivables,” of a like amount representing Torchmark’s interest in the trusts. Also, the unamortized issue expenses of the Trust Preferreds of $5.5 million still remain in long-term debt. The additional interest expense on this debt exceeds the Trust Preferred distributions by $90 thousand in the three-month periods ending March 31, 2004 and 2003, which is offset by $90 thousand of investment income to Torchmark in like amount representing dividends from the trusts.

Note E—Postretirement Benefit Plans

Components of Post-Retirement Benefit Costs

	Three Months ended March 31,
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost - benefits earned during the period	$1,779,206	$1,512,700	$184,000	$182,500
Interest cost on benefit obligation	2,648,143	2,516,568	224,000	215,500
Expected return on assets	(3,521,725)	(2,938,092)	0	0
Amortization of prior service cost	17,883	2,620	0	0
Recognition of net actuarial (gain)/loss	18,100	163,962	(60,000)	(34,750)

Net periodic pension cost	$941,607	$1,257,758	$348,000	$363,250

At December 31, 2003, Torchmark estimated that it would contribute to the pension plans an amount not to exceed $20 million during 2004. As of March 31, 2004, no contributions have been made. Torchmark continues to anticipate contributing an amount not to exceed $20 million during the remainder of 2004.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Business Segments

Torchmark’s segments are based on the insurance product lines it markets and administers: life insurance, health insurance, and annuities. There is also the investment segment, which manages the Company’s investment portfolio, debt, and cash flow. The measure of profitability for insurance segments is insurance underwriting margin. It represents the profit margin on insurance products before administrative expenses, and is calculated by deducting net policy obligations, commissions, and acquisition expenses from premium revenue. The measure of profitability for the investment segment is excess investment income, which is the income earned on the investment portfolio in excess of net policy requirements and financing costs associated with Torchmark’s debt. Other income and the unallocated insurance administrative expense are classified in a separate “Other” segment.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the three months ended March 31, 2004
	Life	Health	Annuity	Investment	Other & Corporate(1)	Adjustments		Consolidated
Revenue:
Premium	$343,110	$270,230	$7,071					$620,411
Net investment income				$141,635		$90	(2)	141,725
Other income					$432	(354	)(4)	78

Total revenue	343,110	270,230	7,071	141,635	432	(264)		762,214
Expenses
Policy benefits	226,928	178,696	6,899					412,523
Required interest on reserves	(77,833)	(4,748)	(7,616)	90,197				0
Amortization of acquisition costs	59,471	22,388	2,749					84,608
Commissions and premium tax	18,925	23,342	21			(354	)(4)	41,934
Required interest on acquisition costs	31,037	5,438	1,603	(38,078)				0
Insurance administrative expense(3)					34,772			34,772
Parent expense(1)					2,462			2,462
Financing costs:
Debt				13,917		90	(2)	14,007
Benefit from interest rate swaps				(6,680)				(6,680)

Total expenses	258,528	225,116	3,656	59,356	37,234	(264)		583,626

Measure of segment profitability	$84,582	$45,114	$3,415	$82,279	$(36,802)	$0		$178,588

Deduct applicable income taxes								(61,445)

Segment profits after tax								117,143
Add back income taxes applicable to segment profitability								61,445
Remove benefit from interest rate swaps (included in realized investment gains)								(6,680)
Add realized investment gains (losses)								10,328

Pretax income per income statement								$182,236

(1)	Parent expense is assigned to the “Corporate” segment, other income and insurance administrative expense are components of the “Other” segment.

(2)	Reclassification of interest amount due to adoption of FIN46R

(3)	Administrative expense is not allocated to insurance segments

(4)	Elimination of intersegment commission.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the three months ended March 31, 2003
	Life	Health	Annuity	Investment	Other & Corporate(1)	Adjustments		Consolidated
Revenue
Premium	$320,538	$262,406	$7,529					$590,473
Net investment income				$135,436		$90	(2)	135,526
Other income					$1,033	$(541	)(4)	492

Total revenue	320,538	262,406	7,529	135,436	1,033	(451)		726,491
Expenses
Policy benefits	212,115	174,211	9,079					395,405
Required interest on reserves	(72,202)	(4,191)	(9,294)	85,687				0
Amortization of acquisition costs	54,907	19,619	3,220					77,746
Commissions and premium tax	17,818	25,150	59			(541	)(4)	42,486
Required interest on acquisition costs	28,945	5,057	1,909	(35,911)				0
Insurance administrative expense(3)					33,512			33,512
Parent expenses(1)					2,561			2,561
Financing costs:
Debt				14,049		90	(2)	14,139
Benefit from interest rate swaps				(6,439)				(6,439)

Total expenses	241,583	219,846	4,973	57,386	36,073	(451)		559,410

Measure of segment profitability	$78,955	$42,560	$2,556	$78,050	$(35,040)	$0		167,081

Deduct applicable income taxes								(57,079)

Segment profits after tax								110,002
Add back income taxes applicable to segment profitability								57,079
Remove benefit from interest rate swaps (included in realized investment losses)								(6,439)
Deduct realized investment losses								(7,975)

Pretax income per income statement								$152,667

(1)	Parent expense is assigned to the “Corporate” segment, other income and insurance administrative expense are components of the “Other” segment.

(2)	Reclassification of interest amount due to adoption of FIN46R

(3)	Administrative expense is not allocated to insurance segments

(4)	Elimination of intersegment commission adjustment

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Business Segments (continued)

The table below summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Three months ended March 31,		Increase (Decrease)
	2004	2003	Amount	%
Life insurance	$84,582	$78,955	$5,627	7
Health insurance	45,114	42,560	2,554	6
Annuity	3,415	2,556	859	34
Other insurance:
Other income	432	1,033	(601)	(58)
Administrative expense	(34,772)	(33,512)	(1,260)	4
Investment	82,279	78,050	4,229	5
Corporate	(2,462)	(2,561)	99	(4)

Pre-tax total	178,588	167,081	11,507	7
Applicable taxes	(61,445)	(57,079)	(4,366)	8

After-tax total	117,143	110,002	7,141	6
Remove benefit from interest rate swaps (after tax) from Investment Segment	(4,342)	(4,185)	(157)	4
Realized gains (losses) (after-tax)*	6,713	(5,184)	11,897	(229)
Change in accounting principle (after-tax)	(7,163)	0	(7,163)

Net income	$112,351	$100,633	$11,718	12

*	See the discussion of Realized gains (losses) in this report

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Summary of Operations. Torchmark consists of a group of life insurance companies which market primarily individual life and supplemental health insurance products but also market annuities to a limited extent. Torchmark’s operations are segmented into its insurance underwriting and investment operations as described in Note F—Business Segments. Torchmark’s segments consist of its insurance segments: life, health, annuity, and other; the investment segment; and the corporate segment. The insurance segments are responsible for marketing, underwriting, and administering their respective insurance products. The investment segment is responsible for managing Torchmark’s investments, debt, and cash flow. The measure of profitability for insurance segments is insurance underwriting income before other income and insurance administrative expenses. It represents the profit margin on insurance products before administrative expenses, and is calculated by deducting net policy obligations, commissions, and acquisition expenses from premium revenue. The measure of profitability for the investment segment is excess investment income, which is the income earned on the investment portfolio in excess of net policy requirements and financing costs associated with Torchmark’s debt. Other income and the unallocated insurance administrative expense are classified in a separate “Other Insurance” segment. Torchmark further views its insurance segments operations by marketing group—either direct response, independent, or captive/career agencies, which distributes the products of that segment. Profitability of these marketing groups is also measured in the same manner as the overall segment is measured. The designated measures of profitability are highly useful to management in evaluating the performance of the segments and the underlying marketing groups within each insurance segment, because each of Torchmark’s distribution units tend to operate in a niche market offering insurance products designed for that niche. These measures enable management to view period-to-period trends, and make informed decisions regarding future courses of action.

Torchmark considers its “core operations” to be its insurance operations and the associated investment activities to provide a yield to support those products. The insurance segments market and write business for which premiums are collected for the eventual payment of benefits. In addition to policy benefits, operating expenses are incurred including acquisition costs, administrative expenses, and taxes. Because life and health contracts can be long term, premium receipts in excess of current expenses are invested. Investment activities, conducted by the investment segment, focus on seeking quality investments with a yield appropriate to support the insurance product obligations. Torchmark does not engage in trading investments for profit, and generally holds investments over long periods. Realized gains and losses in the portfolio, which can have a significant positive or negative effect on net income, are not considered to be part of core operating results. They are generally caused by investment sales for factors beyond the control of management, as investments are expected to be held to full term. They are not considered in the determination of insurance premium pricing or product profitability, and are not a component of segment operating results. Please refer to the discussion of Realized Gains and Losses in this report.

The tables in Note F—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile Torchmark’s revenues and expenses by segment to its major income statement line items for the three-month periods ended March 31, 2004 and 2003. Additionally, this Note provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles to Torchmark’s net income. That summary is reproduced below from the Consolidated Financial Statements to present Torchmark’s overall operations in the manner that management uses to manage the business.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Three months ended March 31,		Increase (Decrease)
	2004	2003	Amount	%
Life insurance	$84,582	$78,955	$5,627	7
Health insurance	45,114	42,560	2,554	6
Annuity	3,415	2,556	859	34
Other insurance:
Other income	432	1,033	(601)	(58)
Administrative expense	(34,772)	(33,512)	(1,260)	4
Investment	82,279	78,050	4,229	5
Corporate	(2,462)	(2,561)	99	(4)

Pre-tax total	178,588	167,081	11,507	7
Applicable taxes	(61,445)	(57,079)	(4,366)	8

After-tax total	117,143	110,002	7,141	6
Remove benefit from interest rate swaps (after tax) from Investment Segment	(4,342)	(4,185)	(157)	4
Realized gains (losses) (after-tax)*	6,713	(5,184)	11,897	(229)
Change in accounting principle (after-tax)	(7,163)	0	(7,163)

Net income	$112,351	$100,633	$11,718	12

*	See the discussion of Realized gains (losses) in this report

A discussion of operations by each of Torchmark’s segments follows later in this report. The segment discussions are then followed by a discussion of realized investment gains and losses.

Highlights. Torchmark’s first year collected premium for life and health business rose 14% in the 2004 quarter compared with the prior year. Reflective of recent sales, first year collected premium is the premium collected during the period for policies in their first year and is considered by Torchmark as the best indicator of future premium growth. Life insurance premium income and margins rose 7% in the 2004 quarter. Three of Torchmark’s four major life distribution groups had double digit growth in life premium income and first-year collected life premium when compared with the prior-year quarter. Health premium rose 3%, but first year health premium collected increased 19%, as sales efforts have emphasized supplemental health products other than Medicare Supplement. First year collections on these other health products rose 51% in the quarter.

Excess investment income rose 5% to $82 million for the quarter, 9% on a per share basis. This growth was achieved even though new investments were made at a yield of 6.3% in the 2004 quarter, compared with 7.5% in the prior year period. Average invested assets grew 8% to $8.2 billion (with fixed maturities at amortized cost). The growth in invested assets in excess of income is reflective of the effect of lower interest rates on the portfolio. Total assets rose 10%, GAAP Shareholders equity increased 16% to $3.4 billion, and GAAP book value per share rose 18% to $29.88. Purchases of 1.2 million shares at a cost of $61 million were made during the quarter under Torchmark’s Share Repurchase program. However, the impact of the purchases on diluted shares was largely offset by the effect of the increase in Torchmark’s share price on the dilution computation. A detailed discussion of Torchmark’s operations follows.

Life insurance. Life insurance is Torchmark’s predominant segment, representing 55% of premium income and 64% of insurance underwriting margin in the first quarter of 2004. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the investment segment. Torchmark’s life insurance premium income increased 7% to $343 million in the first quarter of 2004. The following table presents Torchmark’s life insurance premium and policy charges by distribution method.

Life Insurance

Premium Income by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,
	2004		2003		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$95,290	28	$86,328	27	$8,962	10
American Income Exclusive Agency	84,203	25	74,716	23	9,487	13
Liberty National Exclusive Agency	76,579	22	76,045	24	534	1
Military	44,627	13	39,927	12	4,700	12
Other Agencies	42,411	12	43,522	14	(1,111)	(3)

Total life premium	$343,110	100	$320,538	100	$22,572	7

Production of new life and health business is reflected by first-year collected premium. First-year collected life premium of $59 million in the 2004 quarter rose 10% over the prior-year period. An analysis of first-year collected life premium is presented in the table below.

Life Insurance

First Year Collected Premium

(Dollar amounts in thousands)

	Three months ended March 31,
	2004		2003		Increase
	Amount	% to Total	Amount	% to Total	Amount	%
American Income Exclusive Agency	$19,217	33	$17,069	32	$2,148	13
Direct Response	18,318	31	15,031	28	3,287	22
Liberty National Exclusive Agency	10,270	17	10,317	19	(47)	0
Military	6,572	11	5,763	11	809	14
Other Agencies	4,891	8	5,609	10	(718)	(13)

Total	$59,268	100	$53,789	100	$5,479	10

Torchmark’s Direct Response operation is conducted primarily through direct mail, but also through co-op mailings, direct mail, and television solicitations endorsed by groups, unions and associations. Direct Response’s life premium of $95 million in the 2004 quarter represented 28% of Torchmark’s total life premium, the largest percentage contribution of any Torchmark distribution system. First-year collected premium of $18 million increased 22%, the largest percentage increase of the life distribution channels. These increases have resulted largely from revisions to Direct Response policies sold in the juvenile market in recent periods, whereby more profitable larger-face products have been marketed. Not only did these changes produce improved margins, but resulted in the reopening of certain juvenile markets where the previous product had become unprofitable.

Sales of direct response life insurance to the juvenile market have long been a major market for Torchmark’s Direct Response channel. Not only is the juvenile market an important source of sales, but it also is a vehicle to reach the parents and grandparents of the juvenile policyholders. Parents and grandparents are more likely to respond favorably to a Direct Response solicitation for life coverage on themselves than is the general adult population. Also, both the juveniles and their parents are low-acquisition cost targets for sales of additional coverage over time. Given the success of the change in product offering to the juvenile market and the parents, sales to this demographic group will continue as one of Direct Response’s premier markets.

The American Income Agency markets to members of labor unions, credit unions, and other associations. This agency produced premium income of $84 million in the 2004 three-month period, an increase of 13% over the same 2003 period. This growth in life premium income was the strongest in both percentage and dollar amount of any Torchmark life insurance distribution method. American Income life premium represented 25% of Torchmark’s total life premium during the 2004 quarter. First-year collected premium, rose 13% in the 2004 quarter to $19 million, the highest percentage increase of any distribution group in terms of dollar amount collected. Growth in sales of the American Income Agency has traditionally been attributable to the growth in the number of agents. American Income had 2,054 agents at March 31, 2003 and 2,291 at year-end 2003. The agent count fell to 2,027 at March 31, 2004, however. During 2003, American Income changed its compensation package to agents to improve the quality of business and to improve margins. Not only did these changes cause the loss of some agents who had been writing lower quality business, but they also had the unintended result of a disruption in recruiting activities. In March of 2004, certain of these changes were rolled back with the anticipation that agent growth will return and sales volume will increase.

The Liberty National Agency markets life insurance to middle-income customers in several Southeastern states. It represented 22% of Torchmark’s life premium income in the 2004 quarter. Life premium was $77 million, increasing 1% over the 2003 quarter. First-year collected premium was essentially flat for the period at $10.3 million in both periods. Sales in the Liberty group declined throughout the latter part of 2003, because it stopped accepting the initial premium with the application in the form of cash, a type of business prone to higher lapse rates. This type of sale had accounted for 25% of Liberty’s life sales prior to the change. The lower life sales from this change appear to have been temporary, as first-year collected premium for the first quarter of 2004 rose 6% over fourth quarter 2003 first-year premium. Liberty’s total agent count declined 13% over the prior year to 1,898. The count of renewal agents, those agents that have been with Liberty for more than one year, declined 5% to 877 from one year ago, but rose 2% since year-end 2003. Renewal agents are generally higher producers than first-year agents. Liberty has recently restructured its bonus system to not only reward production, but also to encourage recruiting and retention of productive agents.

Torchmark’s Military Agency is an independent agency comprised of former military officers who sell exclusively to military officers and their families. Life premium in the Military Agency at $45 million represents 13% of Torchmark’s life premium, and rose 12% in the 2004 quarter. First-year premium collections for this agency rose 14% to $7 million in the 2004 quarter. Margins in this distribution group fell to 21% from 23% a year ago, in part due to the hostilities in Iraq, as benefits of $531 thousand were attributable to that conflict during the 2004 quarter.

Torchmark’s Other Distribution systems offering life insurance include United Investors and various minor distribution channels. The Other Distribution group contributed $42 million of life premium to Torchmark, or 12% of Torchmark’s total. This distribution group has diminished in importance to Torchmark as the other four primary groups have grown.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Three months ended March 31,
	2004		2003		Increase
	Amount	% to Total	Amount	% to Total	Amount	%
Premium and policy charges	$343,110	100	$320,538	100	$22,572	7
Net policy obligations	149,095	43	139,913	43	9,182	7
Commissions and acquisition expense	109,433	32	101,670	32	7,763	8

Insurance underwriting margin	$84,582	25	$78,955	25	$5,627	7

Life insurance underwriting income before insurance administrative expenses was $85 million in the first quarter of 2004, increasing 7% over the same period of 2003. As a percentage of life premium, underwriting income remained steady at 25% in both periods.

Health insurance. Torchmark’s health products are supplemental health plans that include Medicare Supplements sold to Medicare enrollees as well as other limited-benefit plans including cancer and hospital-surgical plans sold to customers under age 65. In the first quarter of 2004, Torchmark’s health insurance premium accounted for 44% of total premium, and health insurance underwriting margin accounted for 34% of the total underwriting margin. Health insurance premium income increased 3% to $270 million when comparing the first quarter of 2004 with the same period of 2003. The table below is an analysis of Torchmark’s health premium by distribution method.

Health Insurance

Premium Income by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,
	2004		2003		Increase
	Amount	% to Total	Amount	% to Total	Amount	%
United American Independent Agency	$122,807	45	$121,620	46	$1,187	1
United American Branch Office Agency	82,596	31	80,576	31	2,020	3
Liberty National Exclusive Agency	41,757	16	40,530	16	1,227	3
American Income Exclusive Agency	14,227	5	13,358	5	869	7
Direct Response	8,843	3	6,322	2	2,521	40

Total health premium	$270,230	100	$262,406	100	$7,824	3

The table below is a presentation of health insurance first-year collected premium by distribution method. First-year collected premium is believed by Torchmark to be indicative of future premium growth.

Health Insurance

First Year Collected Premium by Distribution

(Dollar amounts in thousands)

	Three months ended March 31,
	2004		2003		Increase
	Amount	% to Total	Amount	% to Total	Amount	%
United American Independent Agency	$17,324	43	$15,272	44	$2,052	13
United American Branch Office Agency	15,246	37	12,694	37	2,552	20
Direct Response	2,938	7	1,249	4	1,689	135
American Income Exclusive Agency	2,843	7	2,645	8	198	7
Liberty National Exclusive Agency	2,345	6	2,398	7	(53)	(2)

Total	$40,696	100	$34,258	100	6,438	19

The following table is an additional presentation of first-year collected health premium by product type.

Health Insurance

First Year Collected Premium by Product

(Dollar amounts in thousands)

	Three months ended March 31,
	2004		2003		Increase
	Amount	% to Total	Amount	% to Total	Amount	%
Other limited-benefit plans	$22,721	56	$14,724	43	$7,997	54
Medicare Supplement	15,169	37	17,297	50	(2,128)	(12)
Cancer	2,806	7	2,237	7	569	25

	$40,696	100	$34,258	100	$6,438	19

Other limited-benefit hospital-surgical policies are becoming the more prominent component of Torchmark’s health business, as this group represented almost 20% of annualized health premium in force at March 31, 2004, compared with 15% one year ago. Annualized premium in force is a statistic commonly used by the insurance industry. It is a measure of expected premium income to be collected in the next twelve months on active policies, assuming all policies remain in force for that year. Historically, Torchmark’s predominant health insurance product has been Medicare Supplemental insurance, which comprises 63% of Torchmark’s total $1.08 billion health annualized premium in force at March 31, 2004. A year ago, Medicare Supplement annualized premium in force was $711 million, or 68% of all health insurance in force.

Medicare Supplement first-year collected premium was 37% of health collections in the 2004 quarter, compared with first-year collections of 56% for other limited-benefit hospital-surgical health products. These percentages contrast with 50% Medicare Supplement and 43% other hospital-surgical products in the 2003 quarter, reflecting a change in product mix in Torchmark’s health insurance business.

The United American Branch Office and Independent agencies are the predominant distributors of Torchmark’s health products. These agencies accounted for $205 million or 76% of 2004 health premium income. In recent periods, Medicare Supplement sales have not been the predominant health product being sold by these two agencies as their focus has shifted to distributing other limited-benefit hospital/surgical policies. Medicare Supplement sales have been under pressure for the last several years from increased price competition. Accordingly, these agencies have expanded their product lines as increased consumer demand for these type products has resulted from the growing unavailability of individual major medical plans and decreased coverage offered by employers. Margins on the hospital/surgical products are higher than those of Medicare Supplement, as the Medicare plans have higher mandated loss ratios, but persistency on the Medicare product is superior.

Medicare Supplements will continue to be a major health product offering of Torchmark. Medicare beneficiaries represent a large and growing group of potential customers. It continues to be a profitable line of business to Torchmark. While price competition has been a factor, price pressures have moderated as Torchmark’s premium rate increases have declined to annual percentages in the mid-single digits.

Cancer business is produced primarily by the Liberty National Agency. Approximately half of Liberty’s health premium income was from a closed block of cancer business. Significant rate increases to offset deteriorating margins on this block of business have contributed to the growth in cancer premium in force. First-year collected cancer premium rose 25% from $2.2 million in the 2003 quarter to $2.8 million in the 2004 quarter, indicative of the growth in new business.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Three months ended March 31,
	2004		2003		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Premium and policy charges	$270,230	100	$262,406	100	$7,824	3
Net policy obligations	173,948	64	170,020	65	3,928	2
Commissions and acquisition expense	51,168	19	49,826	19	1,342	3

Insurance underwriting margin	$45,114	17	$42,560	16	$2,554	6

Underwriting margins for health insurance increased 6% to $45 million in the first three months of 2004 from the year-ago period. As a percentage of health premium, underwriting margins rose to 17% in the 2004 period from 16% in the 2003 period. The health margin increase resulted from the improvement in the net policy obligations of the previously-mentioned closed block of Liberty National cancer policies. Despite the semi-annual rate increases over the past several years, this block has experienced a high loss ratio (claim/premium) impacting health underwriting margins. The Company recently announced that it has reached a proposed agreement with parties in a class-action lawsuit (Roberts v. Liberty National Life Insurance Company) related to this block of business (see Part II, Item 1—Legal Proceedings), by which it is hoped that margin pressures on this business will be stabilized.

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

Annuities

Collections and Deposit Balances

(Dollar amounts in thousands)

	Collections				Deposit Balances
	Three Months Ended March 31,		Increase (Decrease)		At March 31,		Increase (Decrease)
	2004	2003	Amount	%	2004	2003	Amount	%
Fixed	$31,763	$25,902	$5,861	23	$751,656	$660,661	$90,995	14
Variable	4,862	2,841	2,021	71	1,482,475	1,449,014	33,461	2

Total	$36,625	$28,743	$7,882	27	$2,234,131	$2,109,675	$124,456	6

Fixed annuity collections were up 23% in the first three months of 2004 to $32 million. Fixed annuities on deposit with Torchmark at March 31, 2004 rose 14% to $752 million. The increase in the fixed annuity balance is due primarily to production in the United American Independent Agency through arrangements with banks. This agency added approximately $97 million to the fixed account balance.

Collections of variable annuities were $5 million in the first three months of 2004, a 71% increase over variable collections of $3 million in the same period of 2003. The variable annuity balance was $1.5 billion at March 31, 2004, compared with $1.5 billion at December 31, 2003 and $1.4 billion one year ago.

As previously disclosed, United Investors and Waddell & Reed, Torchmark’s former annuity distributor, have engaged in litigation regarding a compensation dispute and Waddell & Reed’s replacement of the United Investors variable annuities. On March 17, 2004, a trial jury in the Jefferson County Alabama Circuit Court awarded UILIC verdicts of $15 million against Waddell & Reed Financial, Inc., $15 million against Waddell & Reed, Inc., and $15 million against Waddell & Reed Financial Services, Inc. on UILIC’s remaining claims in the Alabama litigation. Defendants have filed post judgment motions with the Circuit Court to set aside or reduce the verdicts. This litigation has been discussed in detail in prior years’ Forms 10-K and 10-Q as well as in Item 1—Legal Proceedings in this Form 10-Q.

While Torchmark continues to sell annuity products, it does not expect to emphasize this product line in the future.

The following table presents underwriting margin results for Torchmark’s annuities.

Annuities

Summary of Results

(Dollar amounts in thousands)

	Three months Ended March 31,		Increase
	2004	2003	Amount	%
Policy charges	$7,071	$7,529	$(458)	(6)
Net policy obligations	(717)	(215)	(502)	233
Commissions and acquisition expense	4,373	5,188	(815)	(16)

Insurance underwriting margin	$3,415	$2,556	$859	34

Underwriting margins rose 34% to $3.4 million in the 2004 quarter. The primary factor in this increase was the reduction in policy obligations resulting from the decline in guaranteed minimum death benefits from $1.4 million in the 2003 quarter to $.3 million in 2004. The decline in guaranteed minimum benefits paid was due to increases in the equity markets. Policy charges declined 6% in the 2004 period, even though the average overall account balance increased slightly, and is primarily attributable to the runoff of an older variable product with a deferred sales charge, as well as a reduction in surrender charges compared with 2003.

Operating expense. Torchmark’s operating expense consists of its insurance administrative expense and its parent company expense. An analysis of these expenses and their relationship to revenues are disclosed in the table below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Three months ended March 31,
	2004	2003
Insurance administrative expenses	$34,772	$33,512
Parent company expense	2,462	2,561

Total operating expenses	$37,234	$36,073
Insurance administrative expenses:
Increase over prior year	3.8%	7.2%
Expenses as percentage of premium	5.6	5.7
Total operating expenses:
Increase over prior year	3.2%	4.2%
Expenses as percentage of revenues*	4.8	5.0

*	Revenues include a realized investment gain of $10.3 million in 2004, and a realized investment loss of $8.0 million in 2003.

Investment. The following table summarizes Torchmark’s investment income and excess investment income.

Excess Investment Income

(Dollar amounts in thousands)

	Three months ended March 31,		Increase
	2004	2003	Amount	%
Net investment income	$141,635	$135,436	$6,199	5
Required interest on net insurance policy liabilities	(52,119)	(49,776)	(2,343)	5
Financing costs:
Debt	(11,005)	(11,138)	133	(1)
Trust Preferred Distribution	(2,912)	(2,911)	(1)	0
Interest rate swaps	6,680	6,439	241	4

Total financing costs	(7,237)	(7,610)	373	(5)

Excess investment income	$82,279	$78,050	$4,229	5

Excess investment income per share	$0.72	$0.66	$0.06	9

Excess investment income represents the profit margin attributable to the investment segment. It is defined as net investment income reduced by the interest credited to net insurance policy liabilities and Torchmark’s financing costs. Financing costs include interest on Torchmark’s debt and the difference between the fixed-rate and floating-rate payments on Torchmark’s swap instruments. Excess investment income per diluted share is the measure used by management to evaluate the performance of the investment segment. This segment is responsible for the management of capital resources including investments, debt, and cash flow. Since 1986, Torchmark has used over $2 billion of cash flow to repurchase Torchmark shares under its ongoing share repurchase program after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, management believes that excess investment income per diluted share is the best measure of the investment segment.

Excess investment income for the 2004 three months rose 5% to $82 million over the same period of 2003. On a per share basis, excess investment income per share rose 9% in the 2004 period to $.72 from $.66.

The largest component of excess investment income is net investment income, which increased 5% to $142 million in the first quarter of 2004, compared with $135 million during the 2003 quarter. The increase resulted from the 8% growth in the investment portfolio (based on average invested assets). However, the effects of lower yields available in recent periods have partially offset the portfolio’s growth in investment income, as recent acquisitions at lower yields have impacted returns. Investments during the 2004 quarter were made at an effective annual yield of 6.3%, compared with 7.5% in the year-earlier quarter. Average invested assets, which include fixed maturities at amortized cost, were $8.2 billion in the 2004 first quarter, compared with $7.6 billion in the 2003 period. The $610 million increase in average invested assets over the prior-year period was achieved even though Torchmark used $210 million to repurchase Torchmark shares under its share repurchase program during the prior twelve months.

Financing costs declined 5% to $7.2 million in the 2004 period. This reduction was due to slightly lower interest rates compared with the prior period resulting in a slight increase in benefit on Torchmark’s swap instruments and lower interest cost on commercial paper borrowings.

Approximately 93% of Torchmark’s investments at fair market value are in a diversified fixed-maturity portfolio. The balance of investments is in mortgages (1.3%), short-terms (0.8%), policy loans, which are secured by policy cash values (3.2%), and other investments (1.4%). At March 31, 2004, fixed maturities had a fair value of $8.5 billion, compared with $8.1 billion at December 31, 2003 and $7.4 billion at March 31, 2003. An analysis of Torchmark’s fixed-maturity portfolio by component at March 31, 2004 is as follows.

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U. S. Government direct obligations & agencies	$64	$4	$(1)	$67	0.8
GNMA pools	54	5		59	0.7
Other mortgage-backed securities	84	8		92	1.1
States, municipalities and political subdivisions	95	6	(1)	100	1.2
Foreign governments	19	2		21	0.2
Corporates	5,852	645	(11)	6,486	76.3
Asset-backed securities	79	7	(2)	84	1.0
Redeemable preferred stocks	1,435	158	(3)	1,590	18.7

Total fixed maturities	$7,682	$835	$(18)	$8,499	100.0

*	At fair value

Torchmark’s $8.5 billion fixed-maturity portfolio at fair market value had a net unrealized gain of $817 million at March 31, 2004. At the end of the first quarter last year, the $7.4 billion portfolio had a net unrealized gain of $423 million. At year-end 2003, the $8.1 billion portfolio had a net unrealized gain of $631 million. The improvement in market valuation of the portfolio at March 31, 2004 resulted primarily from the continued reduction in market interest rates and in yields on competing assets.

An analysis of the fixed-maturity portfolio by quality rating at March 31, 2004 is as follows.

Fixed Maturities by Rating*

(Dollar amounts in millions)

	Amortized Cost	%	Fair Market Value	%
AAA	$337	4.4	$359	4.2
AA	292	3.8	327	3.8
A	3,093	40.2	3,478	40.9
BBB	3,248	42.3	3,574	42.1
BB	478	6.2	506	6.0
B	198	2.6	216	2.5
Below B	36	0.5	39	0.5

	$7,682	100.0	$8,499	100.0

*	Rating based on Bloomberg composite

The portfolio has an average quality rating of “BBB+.” Approximately 91% of the portfolio at amortized cost was considered investment grade.

The majority of Torchmark’s fixed-maturity holdings are in corporate securities. Torchmark’s investments in corporate fixed maturities are highly diversified in a wide range of industry sectors. At fair value, the following table presents the highest ten percentage holdings of Torchmark’s corporate fixed maturities by industry sector at March 31, 2004.

Industry	%
Depository institutions	17.1
Electric, gas, sanitation services	14.6
Insurance carriers	14.0
Nondepository credit institutions (finance)	7.0
Communications	4.8
Chemicals & allied products	4.0
Transportation equipment	3.6
Oil & gas extraction	2.7
Food & kindred products	2.7
Petroleum refining & related industries	2.5
All other sectors *	27.0

100.0

*	No other individual industry sector represented more than 2.5% of Torchmark’s corporate fixed maturities.

During the first three months of 2004, Torchmark continued to make investments in investment-grade fixed-maturity corporate bonds and trust preferred securities (classified as redeemable preferred stocks) with a diversity of issuers and industry sectors. The chart below summarizes selected information for fixed maturity purchases. Both yield and average life calculations on new purchases of noncallable bonds are based on the maturity date. In the case of callable bonds, the average life is based on the call date or maturity date, whichever produces the lowest yield (“yield to worst”).

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the three months ended March 31,
	2004	2003
Cost of acquisitions:
Investment-grade corporate securities	$371.8	$270.8
Other investment-grade securities	3.3	—

Total fixed-maturity acquisitions	$375.1	$270.8

Average yield *	6.18%	7.40%
Effective annual yield *	6.28%	7.54%
Average life (in years, to worst call)	22.69	18.90

*	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

While Torchmark had been able to maintain a yield in excess of 7.25% on new investments over the last several years, the recent decline in rates in financial markets has caused such yields to become unavailable for investment-grade corporate purchases. As a result, new money was invested at an average effective yield of 6.3% in the first quarter of 2004 compared with 7.5% in 2003. While the lower yields available to Torchmark are expected to reduce the increase in investment income in the near term, the impact of the lower rates on excess investment income and total net income is expected to be minimized. This is because Torchmark has been able to reduce the crediting rates on the majority of its interest-sensitive and annuity products. Additionally, the lower interest rate environment reduces the cost of Torchmark’s commercial paper borrowings and enhances the benefits from its interest rate swaps, further reducing financing costs and minimizing the impact of lower investment rates on income. In the event of an increase in rates, excess investment income will benefit as new acquisitions are made at higher yields. While higher rates will increase floating-rate financing costs, they only partially offset the benefit to Torchmark as incoming cash flows on an annual basis far exceed the amount of floating-rate debt.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

(Dollar amounts in millions)

	At March 31, 2004	At December 31, 2003	At March 31, 2003
Amortized cost (millions)	$7,682	$7,472	$7,023
Gross unrealized gains (millions)	835	670	554
Gross unrealized losses (millions)	(18)	(39)	(131)

Fair market value (millions)	$8,499	$8,103	$7,446

Average yield (tax-equivalent book basis)	7.20%	7.24%	7.42%
Average life (in years, to worst call)	11.7	11.3	9.7
Average life (in years, to maturity)	15.1	14.7	13.7
Effective duration (to worst call) *	6.7	6.5	5.9
Effective duration (to maturity)*	8.0	7.8	7.3

*	A measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Torchmark calculates the average life and duration of the fixed maturity portfolio two ways: (1) based on the same date used to calculate the yield, which is the “worst call” date for callable bonds and the maturity date for all other bonds, and (2) based on the maturity date of all bonds, whether callable or not.

The following tables disclose certain information about unrealized losses in Torchmark’s fixed-maturity portfolio at March 31, 2004.

Analyses of Gross Unrealized Investment Losses on Fixed Maturities

At March 31, 2004

(Amounts in millions)

	Fair value greater than 80% of book	Fair value less than 80% of book for less than 6 months	Fair value less than 80% of book from 6 months to 1 year	Fair value less than 80% of book for more than 1 year	Total
Investment grade securities:
Corporates	$5.5				$5.5
U.S. government and agency	.7				.7
Redeemable preferred stock	1.2				1.2
Non-investment grade securities:
States, municipals, & political subdivisions	.4			$.5	.9
Corporates	5.7				5.7
Asset-backed securities	2.0				2.0
Redeemable preferred stock	1.8				1.8

	$17.3	$0.0	$0.0	$.5	$17.8

Maturity distribution:
Due in one year or less	$.3				$.3
Due in more than 1 year through 5 years	2.9			$.5	3.4
Due in more than 5 years through 10 years	2.5				2.5
Due in more than 10 years through 20 years	5.2				5.2
Due in more than 20 years	6.4				6.4

	$17.3	$0.0	$0.0	$.5	$17.8

Major sectors:
Insurance carriers	$4.5				$4.5
Communications	3.1				3.1
Electric, gas, water, sanitation services	3.0				3.0
Food stores	2.2				2.2
Municipal bonds	.4			.5	.9
U.S. Government	.7				.7
Other	3.4				3.4

	$17.3	$0.0	$0.0	$0.5	$17.8

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

Because Torchmark holds a large and diverse investment portfolio, investments are sold or called from time to time, resulting in a realized gain or loss. These gains and losses occur only incidentally, and are usually the result of sales for tax reasons, deterioration in investment quality of issuers, or calls by the issuers. Torchmark does not engage in trading investments for profit. Therefore, gains or losses are only secondary to Torchmark’s core insurance operations of providing insurance coverage to policyholders.

Realized gains and losses can be significant in relation to the earnings from core insurance operations, and as a result, have a material positive or negative impact on net income. They are not considered in determining premium rates or product profitability of Torchmark’s insurance products, nor are they a component of ongoing investment income. Therefore, they have no bearing on core insurance operations or segment results as management views its operations, and could cause such results to not be indicative of the past or future performance of core operations. For these reasons, Torchmark management removes the effects of realized gains and losses when evaluating its overall insurance operations results.

The following table summarizes Torchmark’s tax-effected realized gains (losses) by component for each of the three-month periods ended March 31, 2004.

Analysis of Realized Gains (Losses)

(Dollar amounts in thousands, except for per share data)

	Three months ended March 31,
	2004		2003
	Amount	Per Share	Amount	Per Share
Realized gains (losses), net of tax, from:
Investment sales	$1,141	$0.01	$(1,618)	$(0.02)
Writedown of fixed maturities	0	0.00	(6,305)	(0.05)
Writedown of other investments	0	0.00	(155)	0.00
Valuation of interest rate swap agreements	1,230	0.01	(1,291)	(0.01)
Cash from spread on interest rate swap agreements	4,342	0.04	4,185	0.04

Total	$6,713	0.06	$(5,184)	$(0.04)

In the first quarter of 2003, Torchmark wrote down certain fixed maturities to estimated fair value as a result of other-than-temporary impairment. Pretax charges for these impairments were $9.7 million ($6.3 million after-tax). There were no writedowns for impairment in the 2004 quarter.

Accounting rules require Torchmark to value its interest-rate swaps at their fair value at the end of each accounting period. The fair values of these instruments fluctuate with interest rates in financial markets and diminish with the passage of time so that their value is zero when they expire. Torchmark intends to hold its swaps until they expire. Therefore, while period-to-period fluctuations can be substantial, the value of the swaps and the cumulative unrealized gains and losses from marking the swaps to market value from inception will be zero when the swap agreements expire. Temporary unrealized changes in swap values are included as a component of “Realized Investment Losses” on the Consolidated Statement of Operations. This fair value adjustment for all swaps on a pretax basis was a positive $1.9 million in the three months of 2004, and a negative $2.0 million in the same period of 2003.

In September, 2003, the Securities and Exchange Commission informally interpreted SFAS 133, the GAAP rules concerning the reporting of nonhedged derivatives. Their interpretation concluded that all income and expenses related to a nonhedged derivative must be recorded in the same line item on the income statement that the adjustment to fair value is recorded. This interpretation was effective immediately with prior periods reclassified accordingly for comparability. This interpretation requires cash settlements in interest cost to be combined with the noncash unrealized fair value adjustment as a component of realized investment gains and losses. Torchmark’s pretax interest cost reduction from the cash settlement included in realized investment gains was a positive $6.7 million in 2004 and a positive $6.4 million 2003. Torchmark continues to reduce interest cost for this benefit in its segment analysis in accordance with GAAP because Torchmark views the benefit from lower interest rates as a reduction in its financing costs.

Financial Condition

Liquidity. Torchmark’s liquidity is represented by its positive cash flow, a portfolio of marketable investments, and the availability of a line of credit facility. Torchmark’s insurance operations have historically generated cash flows well in excess of immediate requirements. Torchmark’s net cash inflows from operations were $214 million in the first three months of 2004, compared with $223 million in the same period of 2003. Additionally, Torchmark received $14 million from net deposit product collections in the first three months of 2004, compared with $40 million in the same period of 2003. Torchmark also received $140 million in investment maturities or repayments during the first three months of 2004.

Torchmark’s cash and short-term investments were $90 million at March 31, 2004, compared with $64 million at December 31, 2003 and $138 million at the end of March, 2003. In addition to these liquid assets, Torchmark’s entire portfolio of fixed-income and equity securities, in the approximate amount of $8.6 billion at fair value on March 31, 2004, is available for sale should any need arise. Substantially all of Torchmark’s fixed-income and equity securities are publicly traded.

Torchmark has in place a line of credit facility with a group of lenders that allows unsecured borrowings and stand-by letters of credit up to $625 million. The facility consists of two parts: a $325 million 364-day tranche maturing November 24, 2004 and a $300 million five-year tranche maturing November 30, 2006. The company has the ability to request up to $200 million in letters of credit to be issued against the $300 million five-year tranche. Under either tranche, interest is charged at variable rates. The line of credit is further designated as a back-up credit line for a commercial paper program not to exceed $600 million, whereby Torchmark may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million. Commercial paper borrowings and letters of credit on a combined basis may not exceed $625 million. At March 31, 2004, Torchmark had $223 million face amount of commercial paper outstanding ($223 million book value), $159 million letters of credit issued, and there were no borrowings under the line of credit. A facility fee is charged on the entire $625 million facility. The facility has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreements, Torchmark is subject to certain covenants regarding capitalization and interest coverage. At March 31, 2004, Torchmark was in full compliance with these covenants.

Capital resources. Torchmark’s capital structure consists of short-term debt (the commercial paper facility described above), long-term funded debt, and shareholders’ equity. As described in Note D, Changes in Accounting Standards, effective January 1, 2004, Torchmark adopted the revised provisions of accounting rule FIN46R, which resulted in the deconsolidation of the trusts which are liable for Torchmark’s Trust Preferred Securities. As a result, Torchmark reports its 7 ¾% Junior Subordinated Debentures due 2041 as a “Due to Affiliate” in the amount of $155 million.

Torchmark’s outstanding long-term debt at book value, including the Junior Subordinated Debentures, was $701 million at March 31, 2004. This compares with a total book value of $698 million at December 31, 2003. An analysis of long-term debt issues outstanding is as follows at March 31, 2004.

Long Term Debt at March 31, 2004

(Dollar amounts in thousands)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Senior Debentures	2009	8 1/4%	$99,450	$99,450	$122,761
Notes	2023	7 7/8	168,912	165,882	211,072
Notes	2013	7 3/8	94,050	93,071	113,707
Senior Notes	2006	6 1/4	180,000	193,846	198,378
Issue expenses (1)				(5,545)

Total long-term debt			542,412	546,704	645,918
Junior Subordinated Debentures (2)	2041	7 3/4	154,639	154,639	166,050	(3)

Total			$697,051	$701,343	$811,968

(1)	Unamortized issue expenses incurred upon issuance of the Trust Preferred Securities.

(2)	Included in due to affiliates in accordance with Regulation S-X and FIN46R.

(3)	Market value of the Trust Preferred Securities which are obligations of the unconsolidated corporate trust.

The carrying value of Torchmark’s 6.25% Senior Note is adjusted each period to reflect the change in fair value of a swap instrument which hedges the value of the note. This instrument increased the value of long-term debt by $15.1 million, $12.0 million, and $16.9 million at March 31, 2004, December 31, 2003, and March 31, 2003, respectively.

Torchmark acquired 1.2 million of its outstanding common shares on the open market at a cost of $61 million during the first three months of 2004 under its share repurchase program. If the $61 million free cash flow used for the repurchase of Torchmark common stock during the quarter had alternatively been invested in corporate bonds, an estimated $173 thousand of additional investment income, after-tax, would have resulted. Net Income for the quarter would have been $.98 per share, a 15% per share increase, compared with the year-ago quarter. Actual results including the buyback were $.99 per share, a 16% per share increase. Torchmark intends to continue the repurchase of its common shares when financial markets are favorable.

Diluted shares outstanding at March 31, 2004 were 113.8 million, compared with 113.9 million at December 31, 2003. Although purchases of 1.2 million shares were made during the first quarter of 2004, the impact on diluted shares outstanding was offset by 349 thousand shares issued for stock option exercises and the addition of approximately 840 thousand shares in the dilution computation due to the increase in Torchmark’s average share price during the quarter.

Shareholders’ equity was $3.40 billion at March 31, 2004. This compares with $3.24 billion at December 31, 2003 and $2.94 billion at March 31, 2003. The primary factors causing the growth in shareholders’ equity during the 2004 quarter were the addition of earnings of $112 million and unrealized gains of $107 million, offset by Torchmark share purchases of $61 million.

Torchmark is required by an accounting rule (SFAS 115) to revalue its available-for-sale fixed-maturity portfolio to fair market value at the end of each accounting period. These changes, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity. Changes in the fair value of the portfolio result from changes in interest rates in financial markets. While SFAS 115 requires invested assets to be revalued, it does not permit interest-bearing insurance policy liabilities to be valued at fair value in a consistent manner. If these liabilities were revalued in the same manner as the assets, the effect on equity would be largely offset. The size of both Torchmark’s investment portfolio and its policy liabilities are quite large in relation to its shareholders’ equity. Therefore, this inconsistency in measurement usually has a material impact on the reported value of shareholders’ equity. Fluctuations in interest rates cause undue volatility in the period-to-period presentation of Torchmark’s shareholders’ equity, capital structure, and financial ratios which would be essentially removed if interest-bearing liabilities were valued in the same manner as assets. For this reason, Torchmark’s management, credit rating agencies, lenders, many industry analysts, and certain other financial statement users remove the effect of SFAS 115 when analyzing Torchmark’s balance sheet, capital structure, and financial ratios.

The following tables present selected data related to Torchmark’s capital resources. Additionally, the tables present the effect of SFAS 115 on relevant line items, so that investors and other financial statement users may determine its impact on Torchmark’s capital structure.

Selected Financial Data

	At March 31, 2004		At December 31, 2003		At March 31, 2003
	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*
Fixed maturities (millions)	$8,499	$818	$8,103	$631	$7,446	$423
Deferred acquisition costs (millions) **	2,446	(50)	2,420	(37)	2,310	(23)
Total assets (millions)	13,840	768	13,466	594	12,621	400
Short-term debt (millions)	223	0	182	0	214	0
Long-term debt (millions)	701	0	698	0	703	0
Shareholders’ equity (millions)	3,400	499	3,240	386	2,942	260
Book value per diluted share	29.88	4.39	28.45	3.39	25.28	2.24
Debt to capitalization ***	21.4%	(2.8)%	21.4%	(2.2)%	23.8%	(1.7)%
Diluted shares outstanding (thousands)	113,815		113,887		116,413
Actual shares outstanding (thousands)	111,857		112,715		116,116

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item

**	Includes the value of insurance purchased

***	Torchmark’s debt covenants require that the effect of SFAS 115 be removed to determine this ratio.

Torchmark’s interest coverage was 14.0 times in the 2004 quarter compared with 11.8 times in the same 2003 period. Had the reduction in interest cost from Torchmark’s swaps been treated as reduced interest expense instead of realized gains, coverage would have been 25.9 times in the first quarter of 2004 and 20.8 times in the same period of 2003.

Pension assets: The following chart presents assets at fair value for Torchmark’s defined-benefit pension plans at March 31, 2004 and the prior year end.

Pension Assets by Component

(Dollar amounts in thousands)

	March 31, 2004		December 31, 2003
	Amount	%	Amount	%
Corporate debt	$60,229	35.9	$62,278	38.5
Other fixed maturities	1,946	1.1	2,078	1.3
Equity securities	83,518	49.8	70,015	43.3
Securities of Torchmark	8,558	5.1	13,273	8.2
Short-term investments	9,228	5.5	8,669	5.4
Annuity contract issued by Torchmark	3,486	2.1	3,759	2.3
Other	794	0.5	1,660	1.0

Total	$167,759	100.0	$161,732	100.0

The liability for qualified defined-benefit pension plans was $165 million at December 31, 2003.

New Unadopted Accounting Rules

In March, 2004, the Emerging Issues Task Force reached a consensus concerning Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). This new accounting rule is effective for Torchmark beginning July 1, 2004. It calls for evaluation of substantially all of Torchmark’s fixed-maturity and equity investments for other-than-temporary impairment each reporting period using a three-step approach. First, consider if the investment is impaired (fair value is less than cost or amortized cost). Second, determine whether the impairment is other-than-temporary. While specific steps are outlined, this step requires considerable evidence-based judgment as to the ultimate recoverability of amounts due, taking into account the severity and duration of the impairment. An assessment of the ability and intent to hold the security to recovery is also a factor. In the event there is an other-than-temporary impairment, the third step involves a writedown of the cost basis of the security to fair value, which becomes the new cost basis. The adoption of these procedures will have no material impact for Torchmark as it already uses similar procedures to evaluate its investments for impairment.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 2004.

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

As of the end of the fiscal quarter completed March 31, 2004, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended March 31, 2004, there have not been any significant changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation. No significant deficiencies or material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

Many of these lawsuits involve claims for punitive damages in state courts of Alabama and Mississippi, jurisdictions particularly recognized for their large punitive damage verdicts. Torchmark’s management recognizes that large punitive damage awards continue to occur bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly Alabama and Mississippi, creating the potential for unpredictable material adverse judgments in any given punitive damage suit. As of March 31, 2004, Liberty was a party to approximately 90 active lawsuits (including 7 employment related cases and excluding interpleaders and stayed cases), 67 of which were Alabama proceedings and 11 of which were Mississippi proceedings in which punitive damages were sought.

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

Liberty is a party to a number of lawsuits (both a large number of lawsuits brought by individual plaintiffs and purported class action litigation with extremely broad class periods and relief sought) involving allegations of racially discriminatory pricing in the sale of insurance to African Americans. This litigation began with the filing on December 8, 1999 of Moore v Liberty National Life Insurance Company, Case No. CV-99-BU-3262-S in the United States District Court for the Northern District of Alabama. There are currently a total of 19 race-distinct mortality cases with in excess of 700 named plaintiffs, which have been consolidated in the Moore case that are pending in the U.S. District Court for the Northern District of Alabama (either originally filed with the Court or transferred to that Court), one pending case in Alabama Circuit Court (Baldwin v. Liberty National Life Insurance Company, Case No. CV 00-684), which is currently stayed pending disposition of the Moore case, and one individual, multi-plaintiff lawsuit which was originally filed in state court in Mississippi and subsequently transferred to U.S. District Court for the North District of Mississippi. The federal claims in Edwards v. Liberty National Life Insurance Company (Case No. CV0005872), which had been pending in Alabama Circuit Court were transferred to the U.S. District Court for the Northern District of Alabama on April 19, 2004. On March 5, 2004, Billingsley v. Liberty National Life Insurance Company (Civil Action No. 2002-532), a case originally filed in Mississippi state court and initially transferred to the U.S. District Court for the Northern District of Mississippi, was consolidated with the Moore case and transferred to the Northern District of Alabama.

The U.S. District Court for the Northern District of Alabama issued an order certifying a plaintiff class in the Moore case on March 31, 2004. Liberty has moved the Court to reconsider its class certification decision. Additional information regarding the race-distinct mortality/dual pricing litigation can be found in the Company’s prior Forms 10-K and Forms 10-Q.

As previously reported in Forms 10-K and Forms 10-Q, Torchmark and two current members of Torchmark’s Board of Directors remain defendants in litigation filed in the U.S. District Court for the District of Kansas by Waddell & Reed Financial, Inc. (Waddell & Reed) (Waddell & Reed Financial, Inc. v. Torchmark Corporation, Civil Action No. 01-2372-KHV). Torchmark’s subsidiary, United Investors Life Insurance Company (UILIC) is also a plaintiff in litigation in Circuit Court in Jefferson County, Alabama against Waddell & Reed and Waddell & Reed, Inc. (W&R) (United Investors Life Insurance Company v. Waddell & Reed Financial, Inc., Case No. CV 00-2720). On March 17, 2004, a trial jury in the Jefferson County Circuit Court awarded UILIC verdicts of $15 million against Waddell & Reed, $15 million against W&R and $15 million against Waddell & Reed Financial Services, Inc. on UILIC’s remaining claims in the Alabama litigation. Defendants have filed post judgment motions with the Circuit Court to set aside or reduce the verdicts. Additional information regarding the Kansas District Court litigation and the Alabama Circuit Court litigation can be found in the Company’s prior Forms 10-K and Forms 10-Q.

As previously reported in Form 10-K and Forms 10-Q, Liberty and Torchmark were parties to purported class action litigation filed in the Circuit Court of Choctaw County, Alabama on behalf of all persons who currently or in the past were insured under Liberty cancer policies which were no longer being marketed, regardless of whether the policies remained in force or lapsed (Roberts v. Liberty National Life Insurance Company, Case No. CV-2002-009-B). These cases were based on allegations of breach of contract in the implementation of premium rate increases, misrepresentation regarding the premium rate increases, fraud and suppression concerning the closed block of business and unjust enrichment. On December 30, 2003 the Alabama Supreme Court issued an opinion granting Liberty’s and Torchmark’s petition for a writ of mandamus, concluding that the

Choctaw Circuit Court did not have subject matter jurisdiction and ordering that Circuit Court to dismiss the action. The plaintiffs then filed their purported class action litigation against Liberty and Torchmark in the Circuit Court of Barbour County, Alabama on December 30, 2003 (Roberts v. Liberty National Life Insurance Company, Civil Action No. CV2003 0137). On April 16, 2004 the parties filed a written Stipulation of Agreement of Compromise and Settlement with the Barbour County Alabama Circuit Court seeking potential settlement of the Roberts case. Additional information regarding the Roberts case can be found in the Company’s prior Form 10-K and Forms 10-Q.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2004	132,000	$46.14	132,000
February 1-29, 2004	479,600	50.40	479,600
March 1-31, 2004	595,000	52.31	595,000

On July 24, 2003, Torchmark’s Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be purchased.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

(11)	Statement re computation of per share earnings

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by C.B. Hudson

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

(32.1)	Section 1350 Certification by C.B. Hudson and Gary L. Coleman

(b)	Reports on Form 8-K

A Form 8-K dated February 9, 2004 was filed in the first quarter of 2004 furnishing a press release announcing Torchmark Corporation’s fourth quarter and year end 2003 financial results. The Form 8-K contained no financial statements.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: May 6, 2004	/s/ C. B. Hudson

C. B. Hudson, Chairman of the Board and Chief Executive Officer

Date: May 6, 2004	/s/ Gary L. Coleman

Gary L. Coleman, Executive Vice President and Chief Financial Officer (Chief Accounting Officer)