Form 10-Q
period 2004-06-30
TORCHMARK CORP
filed 2004-08-06
CIK 320335

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2004        Commission File Number 1-8052

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT July 30, 2004
Common Stock, $1.00 Par Value	109,666,275

Index of Exhibits (Page 42)

Total number of pages included are 43.

TORCHMARK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2004 - $7,742,931; 2003 - $7,472,003)	$8,135,740	$8,102,810
Equity securities, at fair value (cost: 2004 - $29,604; 2003 - $49,074)	34,177	57,364
Mortgage loans, at cost (fair value: 2004 - $102,621; 2003 - $114,026)	107,083	115,411
Investment real estate, at depreciated cost	13,313	14,774
Policy loans	298,797	294,108
Other long-term investments, at fair value	34,860	53,577
Short-term investments	32,304	51,648

Total investments	8,656,274	8,689,692

Cash	5,142	12,706
Accrued investment income	147,428	142,719
Other receivables	86,249	85,369
Deferred acquisition costs	2,436,008	2,330,010
Value of insurance purchased	83,289	89,849
Property and equipment (net of accumulated depreciation)	29,665	29,835
Goodwill	378,436	378,436
Other assets	12,708	13,009
Separate account assets	1,597,916	1,693,900

Total assets	$13,433,115	$13,465,525

Liabilities and Shareholders’ Equity

Liabilities:
Future policy benefits	$6,415,658	$6,204,226
Unearned and advance premiums	96,760	96,628
Policy claims and other benefits payable	259,570	248,937
Other policyholders’ funds	88,263	86,878

Total policy liabilities	6,860,251	6,636,669

Accrued income taxes	865,819	905,126
Other liabilities	105,783	107,303
Short-term debt	154,327	182,448
Long-term debt (fair value: 2004 - $613,129; 2003 - $626,208)	538,935	543,403
Due to affiliates	156,577	156,577
Separate account liabilities	1,597,916	1,693,900

Total liabilities	10,279,608	10,225,426

Shareholders’ equity:
Preferred stock, par value $1 per share - Authorized 5,000,000 shares; outstanding: -0-in 2004 and in 2003	0	0
Common stock, par value $1 per share - Authorized 320,000,000 shares; outstanding: (2004 - 113,783,658 issued, less 3,662,861 held in treasury and 2003 - 113,783,658 issued, less 1,069,053 held in treasury)	113,784	113,784
Additional paid-in capital	504,807	501,034
Accumulated other comprehensive income (loss)	240,160	393,052
Retained earnings	2,475,128	2,273,448
Treasury stock, at cost	(180,372)	(41,219)

Total shareholders’ equity	3,153,507	3,240,099

Total liabilities and shareholders’ equity	$13,433,115	$13,465,525

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Life premium	$350,625	$326,743	$693,702	$647,281
Health premium	263,482	256,576	533,712	518,982
Other premium	6,928	8,147	14,032	15,676

Total premium	621,035	591,466	1,241,446	1,181,939

Net investment income	144,002	136,861	285,727	272,387
Realized investment gains (losses)	(1,144)	5,668	9,184	(2,307)
Other income	66	415	144	907

Total revenue	763,959	734,410	1,536,501	1,452,926

Benefits and expenses:
Life policyholder benefits	235,510	216,383	461,030	428,498
Health policyholder benefits	173,501	173,069	352,197	347,280
Other policyholder benefits	5,636	9,918	13,943	18,997

Total policyholder benefits	414,647	399,370	827,170	794,775

Amortization of deferred acquisition costs	84,036	77,617	168,644	155,363
Commissions and premium taxes	39,963	42,759	81,897	85,245
Other operating expense	38,001	34,059	75,235	70,132
Interest expense	14,078	14,066	28,085	28,205

Total benefits and expenses	590,725	567,871	1,181,031	1,133,720

Income before income taxes and cumulative effect of change in accounting principle	173,234	166,539	355,470	319,206
Income taxes	(56,673)	(56,947)	(119,395)	(108,981)

Net income before cumulative effect of change in accounting principle	116,561	109,592	236,075	210,225

Cumulative effect of change in accounting principle (less applicable income tax benefit of $3,857 in 2004)	0	0	(7,163)	0

Net income	$116,561	$109,592	$228,912	$210,225

Basic net income per share:
Net income before cumulative effect of change in accounting principle	$1.05	$0.95	$2.11	$1.81

Cumulative effect of change in accounting principle (net of tax)	0.00	0.00	(0.06)	0.00

Net income	$1.05	$0.95	$2.05	$1.81

Diluted net income per share:
Net income before cumulative effect of change in accounting principle	$1.04	$0.95	$2.08	$1.80

Cumulative effect of change in accounting principle (net of tax)	0.00	0.00	(0.06)	0.00

Net income	$1.04	$0.95	$2.02	$1.80

Dividends declared per common share	$0.11	$0.09	$0.22	$0.18

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$116,561	$109,592	$228,912	$210,225

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(422,779)	321,051	(239,747)	430,194
Less: reclassification adjustment for gains (losses) on securities included in net income	(5,962)	3,862	(6,199)	15,959
Less: reclassification adjustment for amortization of discount and premium	757	(242)	1,375	(718)
Less: foreign exchange adjustment on securities marked to market	274	(4,483)	2,857	(7,473)

Unrealized gains (losses) on securities	(427,710)	320,188	(241,714)	437,962
Unrealized gains (losses) on other investments	225	(1,455)	(999)	(1,495)
Unrealized gains (losses) adjustment to deferred acquisition costs	28,140	(21,562)	14,819	(26,831)
Foreign exchange translation adjustments	(461)	5,497	(2,903)	8,859

Other comprehensive income (loss), before tax	(399,806)	302,668	(230,797)	418,495

Income tax benefit (expense) related to other comprehensive income (loss)	139,918	(103,869)	77,905	(143,373)

Other comprehensive income (loss)	(259,888)	198,799	(152,892)	275,122

Comprehensive income (loss)	($143,327)	$308,391	$76,020	$485,347

See accompanying Notes to Consolidated Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2004	2003
Cash provided from operations	$395,450	$387,220

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale - sold	40,581	40,871
Fixed maturities available for sale - matured, called, and repaid	317,243	310,144
Other long-term investments	42,329	3,072

Total investments sold or matured	400,153	354,087

Investments acquired:
Fixed maturities	(631,444)	(533,239)
Other long-term investments	(10,683)	(36,487)

Total investments acquired	(642,127)	(569,726)

Net (increase) decrease in short-term investments	19,344	(53,540)
Net effect of change in payable or receivable for securities	(14,731)	13,249
Disposition of properties	129	25
Additions to properties	(1,990)	(1,642)

Cash used for investment activities	(239,222)	(257,547)

Cash provided from (used for) financing activities:
Issuance of common stock	18,461	3,168
Repayments of debt	(28,121)	(68,017)
Acquisition of treasury stock	(160,426)	(137,407)
Cash dividends paid to shareholders	(24,708)	(21,085)
Net receipts (withdrawals) from deposit product operations	31,002	94,156

Cash used for financing activities	(163,792)	(129,185)

Net increase (decrease) in cash	(7,564)	488
Cash at beginning of year	12,706	7,181

Cash at end of period	$5,142	$7,669

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at June 30, 2004, and the consolidated results of operations, comprehensive income and cash flows for the periods ended June 30, 2004 and 2003. Certain prior period amounts have been reclassified to conform with current period presentations.

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

Torchmark accounts for stock options under the intrinsic value method as outlined in APB 25, whereby compensation expense is recognized only if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant. As required by SFAS 123, Torchmark has computed the required pro forma earnings disclosures utilizing the fair value method. The fair value method requires the use of an option valuation model, such as the Black-Scholes option valuation model, to value employee stock options. Pro forma compensation expense is based on these values. The expense is then charged to pro forma earnings over the option vesting period.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note B—Earnings Per Share Giving Effect to Stock Options (continued)

Torchmark’s pro forma earnings information giving effect to stock option expense is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income as reported	$116,561	$109,592	$228,912	$210,225
After tax stock-based compensation, as reported	66	127	218	199
After tax effect of stock-based compensation, fair value method	(2,055)	(2,140)	(4,291)	(4,242)

Pro forma net income	$114,572	$107,579	$224,839	$206,182

Earnings per share:
Basic—as reported	$1.05	$.95	$2.05	$1.81

Basic—pro forma	$1.03	$.93	$2.01	$1.77

Diluted—as reported	$1.04	$.95	$2.02	$1.80

Diluted—pro forma	$1.01	$.93	$1.98	$1.77

Note C—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Basic weighted average shares outstanding	110,771,195	115,392,083	111,600,864	116,425,796
Weighted average dilutive options outstanding	1,843,823	370,448	1,738,107	351,853

Diluted weighted average shares outstanding	112,615,018	115,762,531	113,338,971	116,777,649

Antidilutive shares*	1,676	4,494,050	42,183	6,869,132

*	Antidilutive shares are excluded from the calculation of diluted earnings per share.

Unless otherwise specified, earnings per share data is assumed to be on a diluted basis.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Postretirement Benefit Plans

Components of Post-Retirement Benefit Costs

	Six Months ended June 30,
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost - benefits earned during the period	$3,558	$3,026	$376	$365
Interest cost on benefit obligation	5,295	5,033	450	431
Expected return on assets	(6,675)	(5,876)	0	0
Amortization of prior service cost	36	5	0	0
Recognition of net actuarial (gain)/loss	39	328	(178)	(69)

Net periodic pension cost	$2,253	$2,516	$648	$727

As of June 30, 2004, Torchmark has contributed $9.4 million to the pension plans during 2004. Torchmark does not anticipate any further contributions during the remainder of 2004.

Note E—Business Segments

Torchmark is comprised of life insurance companies which market primarily individual life and supplemental health insurance products through niche distribution systems to middle income Americans. To a limited extent the Company also markets annuities. Torchmark’s core operations are insurance marketing and underwriting, and management of investments. Insurance marketing and underwriting is segmented by the types of insurance products offered: life, health and annuity. Management’s measure of profitability for each segment is insurance underwriting income before other income and insurance administrative expenses. It represents the profit margin on insurance products before administrative expenses, and is calculated by deducting net policy obligations, commissions and other acquisition expenses from premium revenue. Torchmark further views the profitability of each insurance product segment by the marketing groups that distribute the products of that segment: direct response, independent, or captive/career agencies.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

The investment management operations is the segment that includes the management of its investment portfolio, debt and cash flow. Management’s measure of profitability for this segment is excess investment income, which is the income earned on the investment portfolio less the interest credited on net policy liabilities and financing costs associated with Torchmark’s debt. Financing costs include the interest on Torchmark’s debt and the difference between the fixed-rate and floating-rate payments on Torchmark’s swap instruments. Other income and insurance administrative expense are classified in a separate other segment.

As mentioned previously, Torchmark’s “core operations” are insurance and investment management. The insurance segments issue policies for which premiums are collected for the eventual payment of policy benefits. In addition to policy benefits, operating expenses are incurred including acquisition costs, administrative expenses, and taxes. Because life and health contracts can be long term, premium receipts in excess of current expenses are invested. Investment activities, conducted by the investment segment, focus on seeking quality investments with a yield and term appropriate to support the insurance product obligations. These investments generally consist of fixed maturities, and the expected yields are taken into account when setting insurance premium rates and product profitability expectations. As a result, fixed maturities are generally held for long periods to support the liabilities, and Torchmark generally expects to hold investments until maturity. Although they are long-term investments, they are marketable and available for sale at any time.

Because Torchmark holds a large and diverse investment portfolio, investments are sometimes disposed of prior to maturity, resulting in realized gains or losses. These gains and losses occur only incidentally, and are usually the result of sales for tax reasons, sales or writedowns caused by deterioration in investment quality of issuers, or calls by the issuers. Torchmark does not engage in trading investments for profit. Therefore, gains or losses are incidental to Torchmark’s core insurance operations.

Realized gains and losses can be significant in relation to the earnings from core insurance operations, and as a result, can have a material positive or negative impact on net income. They are not considered in determining premium rates or product profitability of Torchmark’s insurance products, nor are they a component of ongoing investment income. Therefore, they have no bearing on core insurance or investment results as management views these segments, and, if included in operating results, could cause such results to not be indicative of the past or future performance of core operations. For these reasons, Torchmark management removes the effects of realized gains and losses when evaluating its overall operating results.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

The following tables total the components of Torchmark’s operating segments and reconcile these operating results to its pretax income and each significant line item in its Statement of Operations.

TORCHMARK CORPORATION

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the six months ended June 30, 2004
	Life	Health	Annuity	Investment	Other & Corporate(1)	Adjustments		Consolidated
Revenue:
Premium	$693,702	$533,712	$14,032					$1,241,446
Net investment income				$285,547		$180	(2)	285,727
Other income					$881	(737	)(4)	144

Total revenue	693,702	533,712	14,032	285,547	881	(557)		1,527,317

Expenses
Policy benefits	461,030	352,197	13,943					827,170
Required interest on reserves	(157,055)	(9,592)	(15,724)	182,371				0
Amortization of acquisition costs	118,705	44,311	5,628					168,644
Commissions and premium tax	37,251	45,338	45			(737	)(4)	81,897
Required interest on acquisition costs	62,858	11,080	3,131	(77,069)				0
Insurance administrative expense(3)					70,325			70,325
Parent expense(1)					4,910			4,910
Financing costs:
Debt				27,905		180	(2)	28,085
Benefit from interest rate swaps				(13,171)				(13,171)

Total expenses	522,789	443,334	7,023	120,036	75,235	(557)		1,167,860

Measure of segment profitability	$170,913	$90,378	$7,009	$165,511	$(74,354)	$0		$359,457

Deduct applicable income taxes								(123,792)

Segment profits after tax								235,665
Add back income taxes applicable to segment profitability								123,792
Remove benefit from interest rate swaps (included in realized investment gains)								(13,171)
Add realized investment gains (losses)								9,184

Pretax income per income statement								$355,470

(1)	Parent expense is assigned to the “Corporate” segment, other income and insurance administrative expense are components of the “Other” segment.
(2)	Reclassification of interest amount due to adoption of FIN46R (accounting rule requiring deconsolidation of Trust Preferred Securities).
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the six months ended June 30, 2003
	Life	Health	Annuity	Investment	Other & Corporate(1)	Adjustments		Consolidated
Revenue
Premium	$647,281	$518,982	$15,676					$1,181,939
Net investment income				$272,207		$180	(2)	272,387
Other income					$1,859	$(952	)(4)	907

Total revenue	647,281	518,982	15,676	272,207	1,859	(772)		1,455,233

Expenses
Policy benefits	428,498	347,280	18,997					794,775
Required interest on reserves	(145,679)	(8,454)	(19,379)	173,512				0
Amortization of acquisition costs	110,202	38,594	6,567					155,363
Commissions and premium tax	36,519	49,493	185			(952	)(4)	85,245
Required interest on acquisition costs	58,338	10,211	3,812	(72,361)				0
Insurance administrative expense(3)					64,751			64,751
Parent expenses(1)					5,381			5,381
Financing costs:
Debt				28,025		180	(2)	28,205
Benefit from interest rate swaps				(12,918)				(12,918)

Total expenses	487,878	437,124	10,182	116,258	70,132	(772)		1,120,802

Measure of segment profitability	$159,403	$81,858	$5,494	$155,949	$(68,273)	$0		334,431

Deduct applicable income taxes								(114,310)

Segment profits after tax								220,121
Add back income taxes applicable to segment profitability								114,310
Remove benefit from interest rate swaps (included in realized investment losses)								(12,918)
Deduct realized investment losses								(2,307)

Pretax income per income statement								$319,206

(1)	Parent expense is assigned to the “Corporate” segment, other income and insurance administrative expense are components of the “Other” segment.
(2)	Reclassification of interest amount due to adoption of FIN46R (accounting rule requiring deconsolidaton of Trust Preferred Securities).
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission adjustment.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

The table below summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

	Six months ended June 30,		Increase (Decrease)
	2004	2003	Amount	%
Life insurance	$170,913	$159,403	$11,510	7
Health insurance	90,378	81,858	8,520	10
Annuity	7,009	5,494	1,515	28
Other insurance:
Other income	881	1,859	(978)	(53)
Administrative expense	(70,325)	(64,751)	(5,574)	9
Investment	165,511	155,949	9,562	6
Corporate	(4,910)	(5,381)	471	(9)

Pretax total	359,457	334,431	25,026	7
Applicable taxes	(123,792)	(114,310)	(9,482)	8

After-tax total	235,665	220,121	15,544	7
Remove benefit from interest rate swaps (after tax) from Investment Segment	(8,561)	(8,397)	(164)
Realized gains (losses) (after tax)	5,968	(1,499)	7,467
Tax settlement (after tax)	3,003	0	3,003
Change in accounting principle (after tax)	(7,163)	0	(7,163)

Net income	$228,912	$210,225	$18,687	9

Note F—Changes in Accounting Standards

Guaranteed Minimum Policy Benefits. The American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1), which was adopted by Torchmark on January 1, 2004. This Statement covers various aspects of accounting for nontraditional product features in order to increase uniformity in practice. The primary issue in the Statement affecting Torchmark is the accounting for liabilities for certain guaranteed minimum policy benefits on Torchmark’s variable annuities. Upon adoption, Torchmark recorded a charge in the amount of $11.0 million before tax ($7.2 million after tax) to reflect the additional liability to recognize these benefits. This charge was reported as a cumulative effect of a change in accounting principle. Torchmark does not expect the provision for guaranteed minimum policy benefits to have a material impact on its ongoing operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary of Operations. Torchmark’s operations are segmented into its insurance underwriting and investment operations as described in Note E—Business Segments. Torchmark’s segments consist of its insurance segments: life, health, annuity, and other; the investment segment; and the corporate segment. The measures of profitability described in Note E are highly useful in evaluating the performance of the segments and the underlying marketing groups within each insurance segment, because each of Torchmark’s distribution units tend to operate in a niche market. These measures enable management to view period-to-period trends, and to make informed decisions regarding future courses of action.

The tables in Note E—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile Torchmark’s revenues and expenses by segment to its major income statement line items for the six-month periods ended June 30, 2004 and 2003. Additionally, this note provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles those measures to Torchmark’s net income. That summary is reproduced below from the Consolidated Financial Statements to present Torchmark’s overall operations in the manner that management views the business.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Six months ended June 30,		Increase (Decrease)
	2004	2003	Amount	%
Life insurance	$170,913	$159,403	$11,510	7
Health insurance	90,378	81,858	8,520	10
Annuity	7,009	5,494	1,515	28
Other insurance:
Other income	881	1,859	(978)	(53)
Administrative expense	(70,325)	(64,751)	(5,574)	9
Investment	165,511	155,949	9,562	6
Corporate	(4,910)	(5,381)	471	(9)

Pretax total	359,457	334,431	25,026	7
Applicable taxes	(123,792)	(114,310)	(9,482)	8

After-tax total	235,665	220,121	15,544	7
Remove benefit from interest rate swaps (after tax) from Investment Segment	(8,561)	(8,397)	(164)
Realized gains (losses) (after tax)*	5,968	(1,499)	7,467
Tax settlement (after tax)	3,003	0	3,003
Change in accounting principle (after tax)	(7,163)	0	(7,163)

Net income	$228,912	$210,225	$18,687	9

*	See the discussion of Realized gains (losses) in this report

During the second quarter of 2004, Torchmark received a state tax refund of $3.0 million, after federal tax, in settlement of certain tax issues. As described in Note F-Changes in Accounting Standards, Torchmark adopted accounting rule SOP 03-1 concerning guaranteed minimum policy benefits on variable annuities in the first quarter of 2004, recognizing a $7.1 million after-tax charge upon adoption.

A discussion of operations by each of Torchmark’s segments follows later in this report. These discussions compare the first six months of 2004 with the same period of 2003, unless otherwise noted.

Highlights, comparing the first six months of 2004 with the first six months of 2003. Net income per diluted share increased 12% in the 2004 first six months to $2.02. Before the one-time charge for the adoption of an accounting principle (SOP 03-1) in 2004, net income per diluted share rose 16% to $2.08. Included in net income are realized investment gains of $.05 per share in 2004, compared with losses of $.01 in 2003. Also included in 2004 is a one-time benefit from a tax litigation settlement which reduced taxes in the amount of $3 million or $.03 per share.

Torchmark’s total premium income rose 5% to $1.2 billion. First-year collected premium rose 14% to $204 million. First-year premium is the premium collected on policies in their first year. Torchmark management believes that first-year collected premium is indicative of future premium growth because in addition to new premium issues, it takes into account lapses on newly issued business at the time they are most likely to occur. Life insurance premium grew 7% to $694 million, while life first-year collected premium rose 10% to $120 million. Three out of Torchmark’s four major life distribution groups had double-digit growth in life first-year premium during the period. Life underwriting margins increased 7% to $171 million, but the four major life distribution channels grew10%.

Health insurance premium rose 3% to $534 million. First-year collected health premium increased 19% to $83 million, however. Non-Medicare first-year premium grew 49% while Medicare first-year premium declined 12%, as sales efforts have emphasized supplemental health products other than Medicare Supplement.

Excess investment income of $166 million grew 6%, and rose 9% on a per-share basis, aided by a 5% growth in net investment income and a 2% decline in Torchmark’s financing costs as a result of lower short-term rates. The tax-equivalent yield on the fixed-maturity portfolio was 7.2%. The fixed-maturity portfolio at market value accounted for 94% of total investments at June 30, 2004. Tax-equivalent yield includes an adjustment to the yield on tax-exempt securities to produce a yield equivalent to the pretax yield on taxable securities. The annual effective yield on new investments acquired during the 2004 six months was 6.4%, compared with 6.8% in the prior-year period.

Torchmark acquired 3.1 million shares of Torchmark common stock in the open market at a cost of $160 million ($51.26 average price per share) during the 2004 six months. $153 million of the $160 million was from excess operating cash flow, repurchasing 3.0 million shares. $7 million was from cash received from stock options exercised by current and former employees, which was used to repurchase 138 thousand shares, approximately the number of dilutive shares issued as a result of the option exercises. These purchases were made under the Company’s on-going share repurchase program which began in 1986 and was reaffirmed at the July 29, 2004 Board of Directors’ meeting.

A detailed discussion of Torchmark’s operations follows.

Life insurance, comparing the first six months of 2004 with the first six months of 2003. Life insurance is Torchmark’s predominant segment, representing 56% of premium income and 64% of insurance underwriting margin in the first six months of 2004. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the investment segment. Torchmark’s life insurance premium income increased 7% to $694 million. The following table presents Torchmark’s life insurance premium and policy charges by distribution method.

Life Insurance

Premium Income by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,
	2004		2003		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$193,615	28	$174,182	27	$19,433	11
American Income Exclusive Agency	170,897	25	151,869	23	19,028	13
Liberty National Exclusive Agency	153,264	22	152,765	24	499	0
Military	90,736	13	80,885	12	9,851	12
Other Agencies	85,190	12	87,580	14	(2,390)	(3)

Total life premium	$693,702	100	$647,281	100	$46,421	7

Production of new business is reflected by first-year collected premium, a measure believed by Torchmark to be indicative of future premium growth. First-year collected life premium of $120 million rose 10% over the prior-year period. An analysis of first-year collected life premium is presented in the table below.

Life Insurance

First Year Collected Premium

(Dollar amounts in thousands)

	Six months ended June 30,
	2004		2003		Increase
	Amount	% to Total	Amount	% to Total	Amount	%
American Income Exclusive Agency	$38,914	33	$34,906	32	$4,008	11
Direct Response	37,622	31	30,374	28	7,248	24
Liberty National Exclusive Agency	20,646	17	20,771	19	(125)	(1)
Military	13,510	11	11,717	11	1,793	15
Other Agencies	9,487	8	11,150	10	(1,663)	(15)

Total	$120,179	100	$108,918	100	$11,261	10

The Direct Response operation is conducted through direct mail, co-op mailings and television solicitations endorsed by groups, unions, and associations. Direct Response’s life premium was $194 million, representing 28% of Torchmark’s total life premium, the largest contribution of any distribution system. First-year collected premium of $38 million increased 24%, the largest increase of the life distribution channels in terms of both percentage and dollar amount. These increases have resulted in part from a new juvenile product first offered a few years ago resulting in more profitable, higher face amount policies being issued. Not only did the new product result in improved margins, but also in the reopening of certain juvenile markets where the previous product had become unprofitable.

Sales of direct response life insurance to the juvenile market have long been a major market for the Direct Response channel. Not only is the juvenile market an important source of sales, but it also is a vehicle to reach the parents and grandparents of the juvenile policyholders. Parents and grandparents of these juvenile policyholders are more likely to respond favorably to a Direct Response solicitation for life coverage on themselves than is the general adult population. Also, both the juveniles and their parents are low-acquisition cost targets for sales of additional coverage over time. Given the success of the change in product offering to the juvenile market and the parents, sales to this demographic group will continue as one of Direct Response’s premier markets.

The American Income Agency markets primarily to members of labor unions, and also to credit unions and other associations. This agency produced premium income of $171 million, an increase of 13%. First-year collected premium rose 11% to $39 million. Growth in sales of the American Income Agency has traditionally been attributable to the growth in the number of agents. American Income had 2,253 agents at June 30, 2003 and 2,291 at year-end 2003. During 2003, American Income changed its agents’ compensation package to improve the quality of business and to improve margins. Not only did these changes cause the loss of some agents who had been writing lower quality business, but they also had the unintended result of a disruption in recruiting activities. In March of 2004, certain of these earlier changes were rolled back with the anticipation that agent growth would return and sales volume would increase. The agent count has since grown 1% to 2,051 from the March 31, 2004 count of 2,027.

The Liberty National Agency markets life insurance to middle-income customers in several Southeastern states. Life premium was $153 million, increasing slightly over the 2003 period. First-year collected premium declined 1% to $20.6 million, as a new procedure was implemented to improve persistency in the second quarter of 2003. Liberty stopped accepting cash for the initial premium with the application, a type of business prone to higher lapse rates. This type of sale had accounted for 25% of Liberty’s life sales prior to the change. As a result of the change, sales in the Liberty group declined throughout the latter part of 2003. The lower life sales from this change appear to have been temporary, however, as first-year collected premium for the first six months of 2004 rose 5% over the last six months of 2003 first-year premium.

Liberty’s total agent count declined 18% to 1,809. However, the count of renewal agents, those agents who have been with Liberty for more than one year, rose slightly from 917 at June 30, 2003 to 921 at June 30, 2004, and has risen 8% since year-end 2003. Renewal agents are generally higher producers than first-year agents. Liberty has recently restructured its agents’ compensation system to reward production and to encourage recruiting and retention of productive agents.

Liberty’s margins rose in the second quarter of 2004 over the prior-year period from 21% to 23%. Management believes that these margin improvements resulted in large part from the reductions in acquisition costs due to the revisions in agents’ compensation. The larger proportion of more persistent business resulting from the change in collection procedure was also a factor in the 2004 margin improvements.

Torchmark’s Military Agency is an independent agency comprised of former military officers who sell exclusively to military officers and their families. Life premium in the Military Agency of $91 million rose 12%. First-year premium collections for this agency rose 15% to $14 million. Margins in this distribution group fell to 21% from 23%, in part due to the military actions in the Middle East.

Torchmark’s Other Distribution systems offering life insurance include United Investors, United American Independent and Branch Office Agencies, and various minor distribution channels. The Other Distribution group contributed $85 million of life premium to Torchmark, or 12% of Torchmark’s total.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Six months ended June 30,
	2004		2003		Increase
	Amount	% to Total	Amount	% to Total	Amount	%
Premium and policy charges	$693,702	100	$647,281	100	$46,421	7
Net policy obligations	303,975	44	282,819	44	21,156	7
Commissions and acquisition expense	218,814	31	205,059	31	13,755	7

Insurance underwriting margin	$170,913	25	$159,403	25	$11,510	7

Life insurance underwriting income before insurance administrative expenses was $171 million, increasing 7%. As a percentage of life premium, underwriting income remained steady at 25%.

Health insurance, comparing the first six months of 2004 with the first six months of 2003.. Torchmark’s health products are supplemental health plans that include Medicare Supplements sold to Medicare enrollees as well as other limited-benefit plans including cancer and hospital-surgical plans sold to customers under age 65. In the first six months of 2004, Torchmark’s health insurance premium accounted for 43% of total premium, and health insurance underwriting margin accounted for 34% of the total underwriting margin. Health insurance premium income increased 3% to $534 million. The table below is an analysis of Torchmark’s health premium by distribution method.

Health Insurance

Premium Income by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,
	2004		2003		Increase
	Amount	% to Total	Amount	% to Total	Amount	%
United American Independent Agency	$241,275	45	$238,945	46	$2,330	1
United American Branch Office Agency	163,259	31	159,071	31	4,188	3
Liberty National Exclusive Agency	82,935	16	80,786	16	2,149	3
American Income Exclusive Agency	29,002	5	27,151	5	1,851	7
Direct Response	17,241	3	13,029	2	4,212	32

Total health premium	$533,712	100	$518,982	100	$14,730	3

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,
	2004		2003		Increase
	Amount	% to Total	Amount	% to Total	Amount	%
United American Independent Agency	$35,336	43	$30,736	44	$4,600	15
United American Branch Office Agency	31,764	38	25,740	37	6,024	23
American Income Exclusive Agency	6,007	7	5,615	8	392	7
Direct Response	5,308	6	2,977	4	2,331	78
Liberty National Exclusive Agency	4,915	6	4,712	7	203	4

Total	$83,330	100	$69,780	100	13,550	19

The following table is an additional presentation of first-year collected health premium by product type.

Health Insurance

First Year Collected Premium by Product

(Dollar amounts in thousands)

	Six months ended June 30,
	2004		2003		Increase
	Amount	% to Total	Amount	% to Total	Amount	%
Other limited-benefit plans	$47,810	57	$31,620	45	$16,190	51
Medicare Supplement	29,551	36	33,615	48	(4,064)	(12)
Cancer	5,969	7	4,545	7	1,424	31

Total	$83,330	100	$69,780	100	$13,550	19

Historically, Torchmark’s predominant health insurance product has been Medicare Supplemental insurance. Non-Medicare Supplement products are becoming more prominent components of Torchmark’s health business, as Medicare Supplement represented 64% of Torchmark’s total health premium, compared with 68% a year earlier.

Medicare Supplement first-year collected premium was 36% of health collections in the 2004 six months, compared with first-year collections of 57% for other limited-benefit hospital-surgical health products. These percentages contrast with 48% Medicare Supplement and 45% other hospital/surgical products in the 2003 period, reflecting the change in product mix in Torchmark’s health insurance business.

The United American Branch Office and Independent Agencies are the predominant distributors of Torchmark’s health products. These agencies accounted for $405 million or 76% of 2004 health premium income. In recent periods, Medicare Supplement sales have not been the predominant health product being sold by these two agencies as their focus has shifted to distributing limited-benefit hospital/surgical policies sold to customers under age 65. Medicare Supplement sales have been under pressure for the last several years from increased price competition. Accordingly, these agencies have expanded their product lines as increased consumer demand for under age 65 supplemental health products has resulted from the growing unavailability of individual major medical plans and decreased coverage offered by employers. Margins on the hospital/surgical products are higher than those of Medicare Supplement, as the Medicare plans have higher mandated loss ratios, but persistency on the Medicare product is superior.

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

Cancer business is produced primarily by the Liberty National Agency. Approximately half of Liberty’s health premium income was from a closed block of cancer business. Significant rate increases to offset deteriorating margins on this block of business have been a continuing factor to the growth in cancer premium in force, which rose 5% to $179 million. First-year collected cancer premium rose 31% from $4.5 million to $6.0 million in the 2004 period, indicative of the growth in new business.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Six months ended June 30,
	2004		2003		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Premium and policy charges	$533,712	100	$518,982	100	$14,730	3
Net policy obligations	342,605	64	338,826	65	3,779	1
Commissons and acquisition expense	100,729	19	98,298	19	2,431	2

Insurance underwriting margin	$90,378	17	$81,858	16	$8,520	10

Underwriting margins for health insurance increased 10% to $90 million. As a percentage of health premium, underwriting margins rose 1% to 17%. The health margin increase resulted primarily from the improvement in the net policy obligations of the previously-mentioned closed block of Liberty National cancer policies. Despite the semi-annual rate increases over the past several years, this block has experienced a high loss ratio (claim/premium) impacting health underwriting margins. The Company recently announced that it has reached a proposed agreement with parties in a class-action lawsuit (Roberts v. Liberty National Life Insurance Company) related to this block of business, which is subject to final Court approval (see Part II, Item 1—Legal Proceedings), by which it is hoped that margin pressures on this business will be stabilized. Slightly improved claims experience for the cancer in force business during the 2004 period has been a factor in the 2004 margin improvements.

Annuities, comparing the first six months of 2004 with the first six months of 2003. Torchmark markets both fixed and variable annuities. Annuity revenue represents approximately 1% of Torchmark’s total premium income and annuity underwriting income represents less than 3% of the total.

The following table presents underwriting margin results for Torchmark’s fixed and variable annuities.

Annuities

Summary of Results

(Dollar amounts in thousands)

	Six months Ended June 30,		Increase
	2004	2003	Amount	%
Policy charges	$14,032	$15,676	$(1,644)	(10)
Net policy obligations	(1,781)	(382)	(1,399)	366
Commissions and acquisition expense	8,804	10,564	(1,760)	(17)

Insurance underwriting margin	$7,009	$5,494	$1,515	28

Underwriting margins rose 28% to $7.0 million in the 2004 period. The primary factor in this increase was the reduction in policy obligations resulting from the decline in guaranteed minimum death benefits from $2.9 million in the 2003 six months to $1.0 million in 2004 due to higher equity markets in the 2004 six months when compared with the prior-year period. A significant portion of product profitability on fixed annuities is derived from the spread of investment income earned versus contractual interest requirements credited to the policies. Because this interest spread exceeds policy benefit obligations, net policy obligations result in a negative balance.

Operating expense, comparing the first six months of 2004 with the first six months of 2003.. Torchmark’s operating expense consists of its insurance administrative expense and its parent company expense. An analysis of these expenses and their relationship to revenues are disclosed in the table below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Six months ended June 30,
	2004	2003
Insurance administrative expenses	$70,325	$64,751
Parent company expense	4,910	5,381

Total operating expenses	$75,235	$70,132

Insurance administrative expenses:
Increase over prior year	8.6%	5.3%
Expenses as percentage of premium	5.7	5.5

Total operating expenses:
Increase over prior year	7.3%	4.7%
Expenses as percentage of revenues*	4.9	4.8

*	Revenues include a realized investment gain of $9.2 million in 2004, and a realized investment loss of $2.3 million in 2003.

Insurance administrative expense increased primarily due to an increase in litigation expense at Liberty and United Investors from $2.3 million to $3.6 million.

Investment, comparing the first six months of 2004 with the first six months of 2003.. The following table summarizes Torchmark’s investment income and excess investment income.

Excess Investment Income

(Dollar amounts in thousands)

	Six months ended June 30,		Increase
	2004	2003	Amount	%
Net investment income (per segment analysis)	$285,547	$272,207	$13,340	5
Required interest on net insurance policy liabilities	(105,302)	(101,151)	(4,151)	4
Financing costs:
Debt	(22,081)	(22,202)	121	(1)
Trust Preferred Distribution	(5,824)	(5,824)	0	0
Interest rate swaps	13,171	12,919	252	2

Total financing costs	(14,734)	(15,107)	373	(2)

Excess investment income	$165,511	$155,949	$9,562	6

Excess investment income per share	$1.46	$1.34	$0.12	9

The investment segment is responsible for the management of capital resources, including investments, debt, and cash flow. As defined in Note E—Business Segments, excess investment income is the profitability measure used by management to evaluate the performance of the investment segment. Management also views excess investment income per diluted share as an important performance measure for this segment. Since 1986, Torchmark has used over $2 billion of cash flow to repurchase Torchmark shares under its ongoing share repurchase program after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, management believes that excess investment income per diluted share is the best measure of the investment segment.

Excess investment income rose 6% to $166 million. On a per share basis, excess investment income per share rose 9% to $1.46.

The largest component of excess investment income is net investment income, which increased 5% to $286 million, compared with $272 million. The increase resulted from the 7% growth in the investment portfolio (based on average invested assets). However, the lower yields available on new investments in recent periods have partially offset the portfolio’s growth in investment income. Investments during the 2004 six months were made at an effective annual tax-equivalent yield of 6.4%, compared with 6.8% in the year-earlier period. Average invested assets, which include fixed maturities at amortized cost, were $8.3 billion, compared with $7.7 billion. The $571 million increase in average invested assets over the prior-year period was achieved even though Torchmark used $248 million to repurchase Torchmark shares under its share repurchase program during the prior twelve months.

Financing costs declined 2% to $15 million. This reduction was due to slightly lower interest rates compared with the prior period resulting in a slight increase in the benefit from the interest-rate swap instruments and lower interest cost on commercial paper borrowings.

Approximately 94% of Torchmark’s investments at fair market value are in a diversified fixed-maturity portfolio. The balance of investments is in mortgages (1.2%), short-terms (0.4%), policy loans (3.4%), which are secured by policy cash values, and other investments (1.0%). At June 30, 2004, fixed maturities had a fair value of $8.1 billion, compared with $8.1 billion at December 31, 2003 and $7.8 billion at June 30, 2003. An analysis of Torchmark’s fixed-maturity portfolio by component at June 30, 2004 is as follows.

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U. S. Government direct obligations & agencies	$62	$3	$(2)	$63	0.8
GNMA pools and other mortgage- backed securities	125	10		135	1.7
Corporates	5,933	386	(69)	6,250	76.8
Other	174	10	(4)	180	2.2
Redeemable preferred stocks	1,449	74	(15)	1,508	18.5

Total fixed maturities	$7,743	$483	$(90)	$8,136	100.0

*	At fair value

An analysis of the fixed-maturity portfolio by quality rating at June 30, 2004 is as follows.

Fixed Maturities by Rating*

(Dollar amounts in millions)

	Amortized Cost	%	Fair Market Value	%
AAA	$326	4.2	$340	4.2
AA	271	3.5	290	3.6
A	3,089	39.9	3,291	40.4
BBB	3,325	42.9	3,463	42.6
BB	521	6.7	524	6.4
B	183	2.4	198	2.4
Below B	28	0.4	30	0.4

	$7,743	100.0	$8,136	100.0

*	Rating based on Bloomberg composite

The portfolio has an average quality rating of “BBB+.” Approximately 91% of the portfolio at amortized cost was considered investment grade.

The majority of fixed-maturity holdings are in corporate securities. Investments in corporate fixed maturities are diversified in a wide range of industry sectors. At fair value, the following table presents the largest ten holdings of Torchmark’s corporate fixed maturities by industry sector at June 30, 2004.

Industry	%
Depository institutions	16.8
Electric, gas, sanitation services	14.1
Insurance carriers	13.8
Nondepository credit institutions (finance)	7.0
Communications	4.3
Chemicals & allied products	4.2
Transportation equipment	3.5
Oil & gas extraction	3.0
Food & kindred products	2.7
Petroleum refining & related industries	2.6
All other sectors *	28.0

100.0

*	No other individual industry sector represented more than 2.4% of Torchmark’s corporate fixed maturities.

During the first six months of 2004, Torchmark continued to make investments in investment-grade fixed-maturity corporate bonds and trust preferred securities (classified as redeemable preferred stocks) with a diversity of issuers and industry sectors. The chart below summarizes selected information for fixed-maturity purchases. Both yield and average life calculations on new purchases of noncallable bonds are based on the maturity date. In the case of callable bonds, the average life is based on the call date or maturity date, whichever produces the lowest yield (“yield to worst”).

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the six months ended June 30,
	2004	2003
Cost of acquisitions:
Investment-grade corporate securities	$628.1	$503.3
Other investment-grade securities	3.3	28.2
Below investment-grade securities	0.0	1.7

Total fixed-maturity acquisitions	$631.4	$533.2

Average yield *	6.32%	6.69%
Effective annual yield *	6.42%	6.81%

Average life (in years, to worst call)	23.24	20.00

*	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

The decline in interest rates in financial markets over the past several quarters has resulted in significant reductions in yields on investment-grade corporate purchases. While the downtrend in rates seemed to reverse in the second quarter of 2004, yields available on these securities in 2004 were still lower than in the prior year. As a result, new money was invested at an average effective yield of 6.4% in the first six months of 2004, compared with 6.8% in the same period of 2003. While the lower yields available to Torchmark could reduce the increase in investment income in the near term, the impact of the lower rates on excess investment income and total net income has been minimized due to Torchmark’s ability to reduce the crediting rates on the majority of its interest-sensitive and annuity products. Additionally, the lower interest rate environment reduces the cost of Torchmark’s commercial paper borrowings and enhances the benefits from its interest rate swaps, further reducing financing costs and minimizing the impact of lower investment rates on income. In the event of an increase in rates, excess investment income will benefit as new acquisitions are made at higher yields. While higher rates will increase floating-rate financing costs, they only partially offset the benefit to Torchmark as incoming investable cash flows on an annual basis far exceed the amount of floating-rate debt.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At June 30, 2004		At December 31, 2003	At June 30, 2003
Amortized cost (millions)	$7,743		$7,472	$7,058
Gross unrealized gains (millions)	483		670	788
Gross unrealized losses (millions)	(90	) **	(39)	(54)

Fair market value (millions)	$8,136		$8,103	$7,792

Average yield (tax-equivalent book basis)	7.17%		7.24%	7.37%
Average life (in years, to worst call)	12.0		11.3	10.0
Average life (in years, to maturity)	15.2		14.7	13.8
Effective duration (to worst call) *	6.6		6.5	6.2
Effective duration (to maturity)*	7.8		7.8	7.6

*	A measure of the price sensitivity of a fixed-income security to a particular change in interest rates.
**	Of the $90 million gross unrealized losses, only $1 million had a fair value less than 80% of book value; the remainder all had fair values greater than 80% of book value.

Net unrealized gains were $393 million at June 30, 2004, $631 million at December 31, 2003 and $734 million at June 30, 2003. The reduction in net unrealized gains is due primarily from an increase in interest rates in financial markets in the second quarter of 2004.

Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (1) based on the same date used to calculate the yield, which is the “worst call” date for callable bonds and the maturity date for all other bonds, and (2) based on the maturity date of all bonds, whether callable or not.

Realized Gains and Losses, comparing the first six months of 2004 with the first six months of 2003. Torchmark’s core business of providing insurance coverage requires it to maintain an investment portfolio to support its insurance liabilities. The management of this portfolio results in the occurrence of realized investment gains and losses from time to time. As discussed in Note E—Business Segments, Torchmark does not consider realized gains or losses to be a part of its core insurance or investment operations. As a result, they are excluded from Torchmark’s operating segments. However, realized gains and losses can be a significant component of net income. The following table summarizes Torchmark’s tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses)

(Dollar amounts in thousands, except for per share data)

	Six months ended June 30,
	2004		2003
	Amount	Per Share	Amount	Per Share
Realized gains (losses), net of tax, from:
Investment sales	$5,012	$0.04	$(3,637)	$(0.03)
Writedown of fixed maturities	0	0.00	(6,305)	(0.05)
Writedown of other investments	0	0.00	(155)	0.00
Valuation of interest rate swap agreements	(7,605)	(0.07)	201	0.00
Cash from spread on interest rate swap agreements	8,561	0.08	8,397	0.07

Total	$5,968	0.05	$(1,499)	$(0.01)

In the first quarter of 2003, Torchmark wrote down certain fixed maturities to estimated fair value as a result of other-than-temporary impairment. Pretax charges for these impairments were $9.7 million ($6.3 million after tax). There were no writedowns for impairment in the 2004 six months.

Accounting rules require Torchmark to value its interest-rate swaps at their fair value at the end of each accounting period. The fair values of these instruments fluctuate with interest rates in financial markets and diminish with the passage of time so that their value will be zero when they ultimately expire. Torchmark intends to hold its swaps until they expire. Therefore, while period-to-period fluctuations can be substantial, the value of the swaps and the cumulative unrealized gains and losses from marking the swaps to market value from inception will be zero when the swap agreements expire. Torchmark management does not believe that these period-to-period fluctuations in value have any relevance to its ongoing operations. Accounting regulations require that these temporary unrealized changes in swap values be included as a component of “Realized Investment Gains (Losses)” on the Consolidated Statement of Operations. This fair value adjustment for all swaps on an after-tax basis was a negative $7.6 million in the six months of 2004, compared with a positive $.2 million in the same period of 2003, as interest rates have risen in 2004.

The Securities and Exchange Commission currently requires that all income and expenses related to a nonhedged derivative be recorded in the same line item on the income statement that the adjustment to fair value is recorded. Therefore, the cash settlements of the swap are combined with the noncash unrealized fair value adjustments as a component of realized investment gains and losses. Torchmark’s pretax interest cost reduction from the cash settlements included in realized investment gains and losses was a positive $13.2 million in 2004 and a positive $12.9 million 2003. Torchmark continues to reduce interest cost for this benefit in its segment analysis, prepared in accordance with GAAP because Torchmark views the benefit from lower interest rates as a reduction in its financing costs.

Financial Condition

Liquidity. Liquidity is represented by positive cash flow, a portfolio of marketable investments, and the availability of a line of credit facility. The insurance operations have historically generated cash flows well in excess of immediate requirements. Torchmark’s net cash inflows from operations were $395 million in the first six months of 2004, compared with $387 million in the same period of 2003. Additionally, Torchmark received $31 million from net deposit product collections in the first six months of 2004, compared with $94 million in the same period of 2003. Torchmark also received $317 million in investment maturities or repayments during the first six months of 2004.

The cash and short-term investments were $37 million at June 30, 2004, compared with $64 million at December 31, 2003 and $134 million at the end of June, 2003. In addition to these liquid assets, the entire $8.2 billion (fair value at June 30, 2004) portfolio of fixed-income and equity securities is available for sale should any need arise. Substantially all fixed-income and equity securities are publicly traded. Torchmark generally expects to hold fixed-income securities to maturity. Even though these securities are available for sale, management maintains Torchmark has the ability and intent to hold any security which is temporarily impaired until it is recoverable.

Torchmark has in place a line of credit facility with a group of lenders that allows unsecured borrowings and stand-by letters of credit up to $625 million. The facility consists of two parts: a $325 million 364-day tranche maturing November 24, 2004 and a $300 million five-year tranche maturing November 30, 2006. The company has the ability to request up to $200 million in letters of credit to be issued against the $300 million five-year tranche. Under either tranche, interest is charged at variable rates. The line of credit is further designated as a back-up credit line for a commercial paper program not to exceed $600 million, whereby Torchmark may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million. Commercial paper borrowings and letters of credit on a combined basis may not exceed $625 million. At June 30, 2004, Torchmark had $154 million face amount of commercial paper outstanding ($154 million book value), $159 million letters of credit issued, and there were no borrowings under the line of credit. A facility fee is charged on the entire $625 million facility. The facility has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreements, Torchmark is subject to certain covenants regarding capitalization and interest coverage. At June 30, 2004, Torchmark was in full compliance with these covenants.

Capital resources. The capital structure consists of short-term debt (the commercial paper facility described above), long-term funded debt, and shareholders’ equity.

The outstanding long-term debt at book value, including the Junior Subordinated Debentures, was $694 million at June 30, 2004. This compares with a total book value of $698 million at December 31, 2003. An analysis of long-term debt issues outstanding is as follows at June 30, 2004.

Long Term Debt at June 30, 2004

(Dollar amounts in thousands)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Senior Debentures	2009	8 1/4%	$99,450	$99,450	$116,615
Notes	2023	7 7/8	168,912	165,899	197,070
Notes	2013	7 3/8	94,050	93,089	107,546
Senior Notes	2006	6 1/4	180,000	186,036	191,898
Issue expenses (1)				(5,539)

Total long-term debt			542,412	538,935	613,129
Junior Subordinated Debentures (2)	2041	7 3/4	154,639	154,639	157,250	(3)

Total			$697,051	$693,574	$770,379

(1)	Unamortized issue expenses incurred upon issuance of the Trust Preferred Securities.
(2)	Included in due to affiliates in accordance with accounting regulations.
(3)	Market value of the Trust Preferred Securities which are obligations of the unconsolidated corporate trust.

The carrying value of Torchmark’s 6.25% Senior Note is adjusted each period to reflect the fair value of a swap instrument which hedges the value of the note. This instrument increased the value of long-term debt by $7.2 million, $12.0 million, and $17.6 million at June 30, 2004, December 31, 2003, and June 30, 2003, respectively.

Torchmark acquired 3.0 million of its outstanding common shares on the open market at a cost of $153 million during the first six months of 2004 under its share repurchase program. Please refer to the description of Torchmark’s ongoing share repurchase program on pages 14-15. If the $153 million free cash flow used for the repurchase of Torchmark common stock during the six months had alternatively been invested in corporate bonds, an estimated $1.3 million of additional investment income, after-tax, would have resulted. Net income for the period would have been $2.01 share, an 11.7% share increase, compared with the year-ago six months. Actual results including the buyback were $2.02 per share, a 12.2% increase. Torchmark intends to continue the repurchase of its common shares when financial markets are favorable.

Diluted shares outstanding at June 30, 2004 were 112.0 million, compared with 113.9 million at December 31, 2003. Although purchases of 3.1 million shares were made during the first six months of 2004, the impact on diluted shares outstanding was offset by

536 thousand shares issued for stock option exercises and the addition of approximately 827 thousand shares in the dilution computation due to the increase in Torchmark’s average share price during the six-month period.

Shareholders’ equity was $3.15 billion at June 30, 2004. This compares with $3.24 billion at December 31, 2003 and $3.18 billion at June 30, 2003. The primary factors causing the reduction in shareholders’ equity during the 2004 six-month period were an unrealized investment loss of $153 million and Torchmark share purchases of $160 million. These reductions were mostly offset by net income of $229 million.

Torchmark is required by an accounting rule (SFAS 115) to revalue its available-for-sale fixed-maturity portfolio to fair market value at the end of each accounting period. These changes, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity. Changes in the fair value of the portfolio compared with prior periods result primarily from changes in interest rates in financial markets. While SFAS 115 requires invested assets to be revalued, it does not permit interest-bearing insurance policy liabilities to be valued at fair value in a consistent manner. If these liabilities were revalued in the same manner as the assets, the effect on equity would be largely offset. The size of both the investment portfolio and its policy liabilities are quite large in relation to its shareholders’ equity. Therefore, this inconsistency in measurement usually has a material impact on the reported value of shareholders’ equity. Fluctuations in interest rates cause volatility in the period-to-period presentation of Torchmark’s shareholders’ equity, capital structure, and financial ratios which would be essentially removed if interest-bearing liabilities were valued in the same manner as assets. For this reason, Torchmark’s management, credit rating agencies, lenders, many industry analysts, and certain other financial statement users remove the effect of SFAS 115 when analyzing Torchmark’s balance sheet, capital structure, and financial ratios.

The following tables present selected data related to Torchmark’s capital resources. Additionally, the tables present the effect of SFAS 115 on relevant line items, so that investors and other financial statement users may determine its impact on Torchmark’s capital structure.

Selected Financial Data

	At June 30, 2004		At December 31, 2003		At June 30, 2003
	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*
Fixed maturities (millions)	$8,136	$393	$8,103	$631	$7,792	$734
Deferred acquisition costs (millions) **	2,519	(22)	2,420	(37)	2,333	(44)
Total assets (millions)	13,433	371	13,466	594	13,102	690
Short-term debt (millions)	154	0	182	0	133	0
Long-term debt (millions)	694	0	698	0	703	0
Shareholders’ equity (millions)	3,154	241	3,240	386	3,183	448

Book value per diluted share	28.15	2.15	28.45	3.39	27.69	3.90
Debt to capitalization ***	21.2%	(1.3)%	21.4%	(2.2)%	20.8%	(2.6)%

Diluted shares outstanding (thousands)	112,034		113,887		114,948
Actual shares outstanding (thousands)	110,121		112,715		114,600

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item
**	Includes the value of insurance purchased
***	Torchmark’s debt covenants require that the effect of SFAS 115 be removed to determine this ratio.

Interest coverage was 13.7 times in the 2004 first six months, compared with 12.3 times in the same 2003 period. Had the reduction in interest cost from the swaps been treated as reduced interest expense, as management views it, instead of realized gains, coverage would have been 24.8 times in the first six months of 2004 and 21.9 times in the same period of 2003.

Pension assets. The following chart presents assets at fair value for Torchmark’s defined-benefit pension plans at June 30, 2004 and the prior-year end.

Pension Assets by Component

(Dollar amounts in thousands)

	June 30, 2004		December 31, 2003
	Amount	%	Amount	%
Corporate debt	$58,646	36.5	$62,278	38.5
Other fixed maturities	1,690	1.1	2,078	1.3
Equity securities	89,773	55.9	70,015	43.3
Securities of Torchmark	0	0.0	13,273	8.2
Short-term investments	5,841	3.6	8,669	5.4
Annuity contract issued by Torchmark	3,813	2.4	3,759	2.3
Other	778	0.5	1,660	1.0

Total	$160,541	100.0	$161,732	100.0

The liability for qualified defined-benefit pension plans was $165 million at December 31, 2003.

Cautionary statements. Torchmark cautions readers regarding certain forward-looking statements contained in the previous discussion and elsewhere in this document, and in any other statements made by, or on behalf of Torchmark whether or not in future filings with the Securities and Exchange Commission. Any statement that is not a historical fact, or that might otherwise be considered an opinion or projection concerning Torchmark or its business, whether express or implied, is meant as and should be considered a forward-looking statement. Such statements represent management’s opinions concerning future operations, strategies, financial results or other developments.

Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond Torchmark’s control. If these estimates or assumptions prove to be incorrect, the actual results of Torchmark may differ materially from the forward-looking statements made on the basis of such estimates or assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, which may be national in scope, related to the insurance industry generally, or applicable to Torchmark specifically. Such events or developments could include, but are not necessarily limited to:

1)	Changing general economic conditions leading to unexpected changes in lapse rates and/or sales of Torchmark’s policies, as well as levels of mortality, morbidity, and utilization of health care services that differ from Torchmark’s assumptions;

2)	Regulatory developments, including changes in governmental regulations (particularly those impacting taxes and changes to the Federal Medicare program that would affect Medicare Supplement insurance);

3)	Market trends in the senior-aged health care industry that provide alternatives to traditional Medicare (such as Health Maintenance Organizations and other managed care or private plans) and that could affect the sales of traditional Medicare Supplement insurance;

4)	Interest rate changes that affect product sales and/or investment portfolio yield;

5)	General economic, industry sector or individual debt issuers’ financial conditions that may affect the current market value of securities owned by Torchmark, or that may impair issuers’ ability to make principal and/or interest payments due Torchmark on those securities;

6)	Changes in pricing competition;

7)	Litigation results;

8)	Levels of administrative and operational efficiencies that differ from Torchmark’s assumptions;

9)	The inability of Torchmark to obtain timely and appropriate premium rate increases for health insurance policies due to regulatory delay;

10)	The customer response to new products and marketing initiatives; and

11)	Reported amounts in the financial statements which are based on management’s estimates and judgments which may differ from the actual amounts ultimately realized.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended June 30, 2004.

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

As of the end of the fiscal quarter completed June 30, 2004, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended June 30, 2004, there have not been any significant changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

Many of these lawsuits involve claims for punitive damages in state courts of Alabama and Mississippi. Torchmark’s management recognizes that large punitive damage awards continue to occur bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly Alabama and Mississippi, creating the potential for unpredictable material adverse judgments in any given punitive damage suit. As of June 30, 2004, Liberty was a party to approximately 86 active lawsuits, 61 of which were Alabama proceedings and 11 of which were Mississippi proceedings in which punitive damages were sought.

As previously reported in Forms 10-K and 10-Q, beginning in October 1999, Liberty was served with subpoenas from the Departments of Insurance of several states (Florida, Alabama, Georgia, Kentucky, Texas, South Carolina and Minnesota) in connection with investigations into Liberty’s sales practices and disclosures regarding industrial and low face amount coverage life insurance policies, specifically the historical use of race-distinct mortality in the design or pricing of industrial insurance, a practice discontinued by Liberty years ago. Liberty responded to all of these subpoenas in a timely fashion. To date, no further directives or findings against Liberty have been made by these states.

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

The U.S. District Court for the Northern District of Alabama issued an order certifying a Rule 23(b)(2) plaintiff class in the Moore case on March 31, 2004. Liberty has moved the Court to reconsider its class certification decision. Plaintiffs have also sought to file an amended complaint and to have the Court reconsider its decisions to deny class certification pursuant to Rule 23(b)(3) of the Federal Rules of Civil Procedure and to exclude potential class members who purchased policies from companies acquired by or in blocks of insurance business reinsured by Liberty. Additional information regarding the race-distinct mortality/dual pricing litigation can be found in the Company’s prior Forms 10-K and Forms 10-Q.

As previously reported in Forms 10-K and Forms 10-Q, Torchmark and two current members of Torchmark’s Board of Directors remain defendants in litigation filed in the U.S. District Court for the District of Kansas by Waddell & Reed Financial, Inc. (Waddell & Reed) (Waddell & Reed Financial, Inc. v. Torchmark Corporation, Civil Action No. 01-2372-KHV). Torchmark’s subsidiary, United Investors Life Insurance Company (UILIC) is also a plaintiff in litigation in Circuit Court in Jefferson County, Alabama against Waddell & Reed and Waddell & Reed, Inc. (W&R) (United Investors Life Insurance Company v. Waddell & Reed Financial, Inc., Case No. CV 00-2720). On March 17, 2004, a trial jury in the Jefferson County Circuit Court awarded UILIC verdicts totaling $45 million against three Waddell & Reed entities on UILIC’s remaining claims in the Alabama litigation. Defendants filed various post judgment motions with the Circuit Court to set aside or reduce the verdicts, all of which were denied by the Circuit Court in its July 14, 2004 order. Additional information regarding the Kansas District Court litigation and the Alabama Circuit Court litigation can be found in the Company’s prior Forms 10-K and Forms 10-Q.

As previously reported in Form 10-K and Forms 10-Q, Liberty and Torchmark were parties to purported class action litigation filed in the Circuit Court of Choctaw County, Alabama on behalf of all persons who currently or in the past were insured under Liberty cancer policies which were no longer being marketed, regardless of whether the policies remained in force or lapsed (Roberts v. Liberty National Life Insurance Company, Case No. CV-2002-009-B). These cases were based on allegations of breach of contract in the implementation of premium rate increases, misrepresentation regarding the premium rate increases, fraud and suppression concerning the closed block of business and unjust enrichment. On December 30, 2003 the Alabama Supreme Court issued an opinion granting Liberty’s and Torchmark’s petition for a writ of mandamus, concluding that the Choctaw Circuit Court did not have subject matter jurisdiction and ordering that Circuit Court to dismiss the action. The plaintiffs then filed their purported class action litigation against Liberty and Torchmark in the Circuit Court of Barbour County, Alabama on December 30, 2003 (Roberts v. Liberty National Life Insurance Company, Civil Action No. CV2003 0137). On April 16, 2004 the parties filed a written Stipulation of Agreement of Compromise and Settlement with the Barbour County, Alabama Circuit Court seeking potential settlement of the Roberts case. A fairness hearing on the potential settlement was held by the Barbour County Circuit Court on July 15, 2004. The Court continued that hearing until September 23, 2004, pending receipt of briefs on certain issues and directed submission of materials relating to objections to the proposed settlement to the Court-appointed special master. Additional information regarding the Roberts case can be found in the Company’s prior Form 10-K and Forms 10-Q.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2004	597,000	$51.69	597,000
May 1-31, 2004	1,273,351	51.31	1,273,351
June 1-30, 2004	52,769	53.94	52,769

On July 29, 2004, Torchmark’s Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be purchased.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of shareholders at the Annual Meeting of Shareholders held April 29, 2004:

1.	Directors elected at Annual Meeting:

	Votes For	Votes Withheld
Charles E. Adair	96,560,203	1,472,325
Joseph M. Farley	93,620,071	4,412,457
C.B. Hudson	94,724,946	3,307,582
Joseph L. Lanier, Jr.	95,248,944	2,783,584
R.K. Richey	93,607,510	4,425,018

Directors continuing to serve:

David L. Boren, Mark S. McAndrew, Harold T. McCormick, George J. Records, Lamar C. Smith and Paul J. Zucconi.

2.	Ratification of Deloitte & Touche, LLP as independent auditors:

For	Against	Abstain
94,839,471	2,561,642	631,415

3.	Shareholder proposal regarding use of performance and time-based restricted shares in lieu of stock options in developing future senior executive equity compensation plans:

For	Against	Abstain
9,035,316	73,837,973	1,340,979

Broker Non-Vote: 13,818,280

4.	Shareholder proposal regarding no longer continuing to hold tobacco equities in the Company’s investment portfolios:

For	Against	Abstain
4,243,340	73,694,046	6,276,882

Broker Non-Vote: 13,818,260

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

(11) Statement re computation of per share earnings

(31.1) Rule 13a-14(a)/15d-14(a) Certification by C.B. Hudson

(31.2) Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

(32.1) Section 1350 Certification by C.B. Hudson and Gary L. Coleman

(b)	Reports on Form 8-K

A Form 8-K dated April 21, 2004 was filed in the second quarter of 2004 furnishing a press release announcing Torchmark Corporation’s first quarter 2004 financial results. The Form 8-K contained no financial statements.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: August 6, 2004	/s/ C. B. Hudson
C. B. Hudson, Chairman of the
Board and Chief Executive Officer

Date: August 6, 2004	/s/ Gary L. Coleman
Gary L. Coleman, Executive Vice
President and Chief Financial Officer
(Chief Accounting Officer)