Form 10-Q
period 2004-09-30
TORCHMARK CORP
filed 2004-11-09
CIK 320335

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2004	Commission File Number 1-8052

TORCHMARK CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	63-0780404
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 3rd Avenue South, Birmingham, Alabama	35233
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT October 29, 2004
Common Stock, $1.00 Par Value	108,107,369

Index of Exhibits (Page 43)

Total number of pages included are 44.

TORCHMARK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2004 - $7,855,066; 2003 - $7,472,003)	$8,504,486	$8,102,810
Equity securities, at fair value (cost: 2004 - $29,604; 2003 - $49,074)	34,686	57,364
Mortgage loans, at cost (fair value: 2004 - $100,553; 2003 - $114,026)	105,170	115,411
Investment real estate, at depreciated cost	13,603	14,774
Policy loans	302,131	294,108
Other long-term investments, at fair value	45,033	53,577
Short-term investments	39,838	51,648

Total investments	9,044,947	8,689,692

Cash	4,130	12,706
Securities lending collateral	135,707	0
Accrued investment income	154,748	142,719
Other receivables	81,046	85,369
Deferred acquisition costs	2,459,567	2,330,010
Value of insurance purchased	80,018	89,849
Property and equipment (net of accumulated depreciation)	29,208	29,835
Goodwill	378,436	378,436
Other assets	15,396	13,009
Separate account assets	1,508,269	1,693,900

Total assets	$13,891,472	$13,465,525

Liabilities and Shareholders’ Equity

Liabilities:
Future policy benefits	$6,520,864	$6,204,226
Unearned and advance premiums	93,811	96,628
Policy claims and other benefits payable	256,967	248,937
Other policyholders’ funds	88,116	86,878

Total policy liabilities	6,959,758	6,636,669

Accrued income taxes	993,598	905,126
Other liabilities	116,690	107,303
Securities lending obligation	135,707	0
Short-term debt	132,933	182,448
Long-term debt (fair value: 2004 - $625,951; 2003 - $626,208)	543,890	543,403
Due to affiliates	156,577	156,577
Separate account liabilities	1,508,269	1,693,900

Total liabilities	10,547,422	10,225,426

Shareholders’ equity:
Preferred stock, par value $1 per share - Authorized 5,000,000 shares; outstanding: -0- in 2004 and in 2003	0	0
Common stock, par value $1 per share - Authorized 320,000,000 shares; outstanding: (2004 - 113,783,658 issued, less 5,239,507 held in treasury and 2003 - 113,783,658 issued, less 1,069,053 held in treasury)	113,784	113,784
Additional paid-in capital	505,385	501,034
Accumulated other comprehensive income	400,115	393,052
Retained earnings	2,586,343	2,273,448
Treasury stock, at cost	(261,577)	(41,219)

Total shareholders’ equity	3,344,050	3,240,099

Total liabilities and shareholders’ equity	$13,891,472	$13,465,525

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Life premium	$349,814	$329,524	$1,043,516	$976,805
Health premium	259,630	255,324	793,342	774,306
Other premium	6,545	7,350	20,577	23,026

Total premium	615,989	592,198	1,857,435	1,774,137

Net investment income	145,255	138,362	430,982	410,749
Realized investment gains (losses)	12,890	(78)	22,074	(2,385)
Other income	65	(3)	209	904

Total revenue	774,199	730,479	2,310,700	2,183,405

Benefits and expenses:
Life policyholder benefits	230,806	216,852	691,836	645,350
Health policyholder benefits	173,767	168,667	525,964	515,947
Other policyholder benefits	7,140	9,508	21,083	28,505

Total policyholder benefits	411,713	395,027	1,238,883	1,189,802

Amortization of deferred acquisition costs	90,889	82,834	259,533	238,197
Commissions and premium taxes	30,687	39,341	112,584	124,586
Other operating expense	37,395	35,064	112,630	105,196
Interest expense	14,055	13,987	42,140	42,192

Total benefits and expenses	584,739	566,253	1,765,770	1,699,973

Income before income taxes and cumulative effect of change in accounting principle	189,460	164,226	544,930	483,432
Income taxes	(65,328)	(56,344)	(184,723)	(165,325)

Net income before cumulative effect of change in accounting principle	124,132	107,882	360,207	318,107

Cumulative effect of change in accounting principle (less applicable income tax benefit of $3,857 in 2004)	0	0	(7,163)	0

Net income	$124,132	$107,882	$353,044	$318,107

Basic net income per share:
Net income before cumulative effect of change in accounting principle	$1.14	$0.95	$3.25	$2.75
Cumulative effect of change in accounting principle (net of tax)	0.00	0.00	(0.06)	0.00

Net income	$1.14	$0.95	$3.19	$2.75

Diluted net income per share:
Net income before cumulative effect of change in accounting principle	$1.12	$0.94	$3.20	$2.74

Cumulative effect of change in accounting principle (net of tax)	0.00	0.00	(0.06)	0.00

Net income	$1.12	$0.94	$3.14	$2.74

Dividends declared per common share	$0.11	$0.11	$0.33	$0.29

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$124,132	$107,882	$353,044	$318,107

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	263,255	(76,429)	23,508	353,765
Less: reclassification adjustment for gains (losses) on securities included in net income	(2,358)	(818)	(8,557)	15,141
Less: reclassification adjustment for amortization of discount and premium	936	65	2,311	(653)
Less: foreign exchange adjustment on securities marked to market	(4,713)	(460)	(1,856)	(7,933)

Unrealized gains (losses) on securities	257,120	(77,642)	15,406	360,320
Unrealized gains (losses) on other investments	(50)	(72)	(1,049)	(1,567)
Unrealized gains (losses) adjustment to deferred acquisition costs	(15,922)	5,759	(1,103)	(21,072)
Foreign exchange translation adjustments	4,694	618	1,791	9,477

Other comprehensive income (loss), before tax	245,842	(71,337)	15,045	347,158

Income tax benefit (expense) related to other comprehensive income (loss)	(85,887)	25,286	(7,982)	(118,087)

Other comprehensive income (loss)	159,955	(46,051)	7,063	229,071

Comprehensive income	$284,087	$61,831	$360,107	$547,178

See accompanying Notes to Consolidated Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash provided from operations	$599,610	$559,395

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale - sold	45,992	53,993
Fixed maturities available for sale - matured, called, and repaid	455,376	529,236
Other long-term investments	43,448	8,624

Total investments sold or matured	544,816	591,853

Investments acquired:
Fixed maturities	(881,335)	(1,016,780)
Other long-term investments	(14,845)	(40,197)

Total investments acquired	(896,180)	(1,056,977)

Net (increase) decrease in short-term investments	11,810	33,300
Net effect of change in payable or receivable for securities	3,782	6,603
Disposition of properties	398	945
Additions to properties	(2,769)	(2,658)

Cash used for investment activities	(338,143)	(426,934)

Cash provided from (used for) financing activities:
Issuance of common stock	19,896	5,252
Repayments of debt	(49,515)	(30,537)
Acquisition of treasury stock	(244,041)	(199,158)
Cash dividends paid to shareholders	(36,821)	(31,405)
Net receipts (withdrawals) from deposit product operations	40,438	126,702

Cash used for financing activities	(270,043)	(129,146)

Net increase (decrease) in cash	(8,576)	3,315
Cash at beginning of year	12,706	7,181

Cash at end of period	$4,130	$10,496

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at September 30, 2004, and the consolidated results of operations, comprehensive income and cash flows for the periods ended September 30, 2004 and 2003. Certain prior period amounts have been reclassified to conform with current period presentations.

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note B—Earnings Per Share Giving Effect to Stock Options (continued)

Torchmark’s pro forma earnings information giving effect to stock option expense is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income as reported	$124,132	$107,882	$360,207	$318,107
After tax stock-based compensation, as reported	65	72	283	272
After tax effect of stock-based compensation, fair value method	(1,838)	(1,927)	(6,129)	(6,170)

Pro forma net income	$122,359	$106,027	$354,361	$312,209

Earnings per share:
Basic—as reported	$1.14	$.95	$3.25	$2.75

Basic—pro forma	$1.12	$.93	$3.20	$2.70

Diluted—as reported	$1.12	$.94	$3.20	$2.74

Diluted—pro forma	$1.10	$.93	$3.14	$2.70

Note C—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Basic weighted average shares outstanding	109,156,142	113,651,952	110,780,008	115,491,021
Weighted average dilutive options outstanding	1,782,100	602,113	1,740,848	423,862

Diluted weighted average shares outstanding	110,938,242	114,254,065	112,520,856	115,914,883

Antidilutive shares*	1,676	3,304,175	42,183	3,409,368

*	Antidilutive shares are excluded from the calculation of diluted earnings per share.

Unless otherwise specified, earnings per share data is assumed to be on a diluted basis.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Postretirement Benefit Plans

Components of Post-Retirement Benefit Costs

	Three Months ended September 30,
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost - benefits earned during the period	$1,777	$1,512	$156	$183
Interest cost on benefit obligation	2,638	2,516	216	216
Expected return on assets	(3,464)	(2,938)	0	0
Amortization of prior service cost	17	3	0	0
Recognition of net actuarial (gain)/loss	24	164	(124)	(36)

Net periodic pension cost	$992	$1,257	$248	$363

	Nine Months ended September 30,
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost - benefits earned during the period	$5,335	$4,538	$532	$548
Interest cost on benefit obligation	7,933	7,549	666	647
Expected return on assets	(10,139)	(8,814)	0	0
Amortization of prior service cost	53	8	0	0
Recognition of net actuarial (gain)/loss	63	492	(302)	(105)

Net periodic pension cost	$3,245	$3,773	$896	$1,090

As of September 30, 2004, Torchmark has voluntarily contributed $9.4 million to the pension plans during 2004. Torchmark does not anticipate any further contributions during the remainder of 2004.

Note E—Business Segments

Torchmark is comprised of life insurance companies which market primarily individual life and supplemental health insurance products through niche distribution systems to middle income Americans. To a limited extent the Company also markets

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

annuities. Torchmark’s core operations are insurance marketing and underwriting, and management of investments. Insurance marketing and underwriting is segmented by the types of insurance products offered: life, health and annuity. Management’s measure of profitability for each insurance segment is insurance underwriting income before other income and insurance administrative expenses. It represents the profit margin on insurance products before administrative expenses, and is calculated by deducting net policy obligations, commissions and other acquisition expenses from premium revenue. Torchmark further views the profitability of each insurance product segment by the marketing groups that distribute the products of that segment: direct response, independent, or captive/career agencies.

Investment management operations is the segment that includes the management of the investment portfolio, debt and cash flow. Management’s measure of profitability for this segment is excess investment income, which is the income earned on the investment portfolio less the interest credited on net policy liabilities and financing costs associated with Torchmark’s debt. Financing costs include the interest on Torchmark’s debt and net cash settlements on Torchmark’s swap instruments. Other income and insurance administrative expense are classified in a separate other segment.

As mentioned previously, Torchmark’s “core operations” are insurance and investment management. The insurance segments issue policies for which premiums are collected for the eventual payment of policy benefits. In addition to policy benefits, operating expenses are incurred including acquisition costs, administrative expenses, and taxes. Because life and health contracts can be long term, premium receipts in excess of current expenses are invested. Investment activities, conducted by the investment segment, focus on seeking quality investments with a yield and term appropriate to support the insurance product obligations. These investments generally consist of fixed maturities, and over the long term the expected yields are taken into account when setting insurance premium rates and product profitability expectations. As a result, fixed maturities are generally held for long periods to support the liabilities, and Torchmark generally expects to hold investments until maturity.

Realized gains and losses resulting from the management of the investment portfolio can be a significant component of net income. However, they are not considered by management to be part of the “core operations” of providing insurance coverage to policyholders and are therefore removed when evaluating the performance of the Company’s core operating results. For this reason, they are excluded from Torchmark’s operating segments.

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the nine months ended September 30, 2004
	Life	Health	Annuity	Investment	Other & Corporate(1)	Adjustments		Consolidated
Revenue:
Premium	$1,043,516	$793,342	$20,577					$1,857,435
Net investment income				$430,712		$270	(2)	430,982
Other income					$1,317	(1,108	)(4)	209

Total revenue	1,043,516	793,342	20,577	430,712	1,317	(838)		2,288,626

Expenses:
Policy benefits	691,836	525,964	21,083					1,238,883
Required interest on reserves	(237,380)	(14,523)	(23,819)	275,722				0
Amortization of acquisition costs	179,666	71,417	8,450					259,533
Commissions and premium tax	54,511	59,116	65			(1,108	)(4)	112,584
Required interest on acquisition costs	95,051	16,851	4,610	(116,512)				0
Insurance administrative expense(3)					105,611			105,611
Parent expense(1)					7,019			7,019
Financing costs:
Debt				41,870		270	(2)	42,140
Benefit from interest rate swaps				(19,771)				(19,771)

Total expenses	783,684	658,825	10,389	181,309	112,630	(838)		1,745,999

Measure of segment profitability	$259,832	$134,517	$10,188	$249,403	$(111,313)	$0		$542,627

Deduct applicable income taxes								(186,920)

Segment profits after tax	355,707
Add back income taxes applicable to segment profitability	186,920
Remove benefit from interest rate swaps (included in realized investment gains)	(19,771)
Add realized investment gains (losses)	22,074

Pretax income per Consolidated Statement of Operations	$544,930

(1)	Parent expense is assigned to the “Corporate” segment, other income and insurance administrative expense are components of the “Other” segment.
(2)	Reclassification of interest amount due to adoption of FIN46R (accounting rule requiring deconsolidation of Trust Preferred Securities).
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the nine months ended September 30, 2003
	Life	Health	Annuity	Investment	Other & Corporate(1)	Adjustments		Consolidated
Revenue:
Premium	$976,805	$774,306	$23,026					$1,774,137
Net investment income				$410,479		$270	(2)	410,749
Other income					$2,262	$(1,358	)(4)	904

Total revenue	976,805	774,306	23,026	410,479	2,262	(1,088)		2,185,790

Expenses:
Policy benefits	645,350	515,947	28,505					1,189,802
Required interest on reserves	(219,610)	(12,862)	(29,525)	261,997				0
Amortization of acquisition costs	166,591	62,223	9,383					238,197
Commissions and premium tax	55,467	70,204	273			(1,358	)(4)	124,586
Required interest on acquisition costs	88,182	15,461	5,679	(109,322)				0
Insurance administrative expense(3)					97,472			97,472
Parent expenses(1)					7,724			7,724
Financing costs:
Debt				41,922		270	(2)	42,192
Benefit from interest rate swaps				(19,625)				(19,625)

Total expenses	735,980	650,973	14,315	174,972	105,196	(1,088)		1,680,348

Measure of segment profitability	$240,825	$123,333	$8,711	$235,507	$(102,934)	$0		505,442

Deduct applicable income taxes								(173,029)

Segment profits after tax	332,413
Add back income taxes applicable to segment profitability	173,029
Remove benefit from interest rate swaps (included in realized investment losses)	(19,625)
Deduct realized investment losses	(2,385)

Pretax income per Consolidated Statement of Operations	$483,432

(1)	Parent expense is assigned to the “Corporate” segment, other income and insurance administrative expense are components of the “Other” segment.
(2)	Reclassification of interest amount due to adoption of FIN46R (accounting rule requiring deconsolidation of Trust Preferred Securities).
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission adjustment.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

The table below summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Nine months ended September 30,		Increase (Decrease)
	2004	2003	Amount	%
Life insurance	$259,832	$240,825	$19,007	8
Health insurance	134,517	123,333	11,184	9
Annuity	10,188	8,711	1,477	17
Other insurance:
Other income	1,317	2,262	(945)	(42)
Administrative expense	(105,611)	(97,472)	(8,139)	8
Investment	249,403	235,507	13,896	6
Corporate	(7,019)	(7,724)	705	(9)

Pretax total	542,627	505,442	37,185	7
Applicable taxes	(186,920)	(173,029)	(13,891)	8

After-tax total	355,707	332,413	23,294	7
Remove benefit from interest rate swaps (after tax) from Investment Segment	(12,851)	(12,756)	(95)
Realized gains (losses) (after tax)	14,348	(1,550)	15,898
Tax settlement (after tax)	3,003	0	3,003
Change in accounting principle (after tax)	(7,163)	0	(7,163)

Net income	$353,044	$318,107	$34,937	11

Note F—Changes in Accounting Standards

Guaranteed Minimum Policy Benefits. The American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1), which was adopted by Torchmark on January 1, 2004. This Statement covers various aspects of accounting for nontraditional product features in order to increase uniformity in practice. The primary issue in the Statement affecting Torchmark is the

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Changes in Accounting Standards (continued)

accounting for liabilities for certain guaranteed minimum policy benefits on Torchmark’s variable annuities. Upon adoption, Torchmark recorded a charge in the amount of $11.0 million before tax ($7.2 million after tax) to reflect the additional liability to recognize these benefits. This charge was reported as a cumulative effect of a change in accounting principle. Torchmark does not expect the provision for guaranteed minimum policy benefits to have a material impact on its ongoing operations.

Note G—Securities Lending

Torchmark has entered into a securities lending agreement whereby certain securities from its portfolio are loaned to other institutions. Cash collateral obtained from the borrower, equal to 102% of the market value of the loaned securities plus accrued interest, is deposited with a lending agent and invested by that agent in accordance with the Company’s guidelines to generate additional income. Torchmark shares this income with the lending agent. Torchmark maintains full ownership rights to the securities loaned and continues to earn interest on them. Accordingly, the loaned securities are included in invested assets. The securities lending collateral is recognized as an asset with a corresponding liability for the obligations to return the collateral.

Note H—Related Party Transaction

In October 2004, Torchmark’s subsidiary Liberty National Life Insurance Company sold its participation interests in certain mortgages with a carrying value of $56 million back to MidFirst Bank, the originator, for $57 million. George J. Records, Sr., a Torchmark director, is also Chairman of the Board of Directors of MidFirst. Accordingly, because of this relationship, the Board of Directors of Torchmark, with Mr. Records recusing himself, reviewed and approved the transaction. The transaction was also reviewed and approved by the Liberty National Board of Directors on which Mr. Records does not serve. Torchmark obtained an opinion from an independent third party valuation firm experienced in valuing commercial loans that the purchase price was within a commercially reasonable and acceptable range.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary of Operations. Torchmark’s operations are segmented into its insurance underwriting and investment operations as described in Note E—Business Segments. The measures of profitability described in Note E are highly useful in evaluating the performance of the segments and the marketing groups within each insurance segment, because each of Torchmark’s distribution units tend to operate in a niche market. These measures enable management to view period-to-period trends, and to make informed decisions regarding future courses of action.

The tables in Note E—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile Torchmark’s revenues and expenses by segment to its major income statement line items for the nine-month periods ended September 30, 2004 and 2003. Additionally, this note provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles those measures to Torchmark’s net income. That summary is reproduced below from the Consolidated Financial Statements to present Torchmark’s overall operations in the manner that management views the business.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Nine months ended September 30,		Increase (Decrease)
	2004	2003	Amount	%
Life insurance	$259,832	$240,825	$19,007	8
Health insurance	134,517	123,333	11,184	9
Annuity	10,188	8,711	1,477	17
Other insurance:
Other income	1,317	2,262	(945)	(42)
Administrative expense	(105,611)	(97,472)	(8,139)	8
Investment	249,403	235,507	13,896	6
Corporate	(7,019)	(7,724)	705	(9)

Pretax total	542,627	505,442	37,185	7
Applicable taxes	(186,920)	(173,029)	(13,891)	8

After-tax total	355,707	332,413	23,294	7
Remove benefit from interest rate swaps (after tax) from Investment Segment	(12,851)	(12,756)	(95)
Realized gains (losses) (after tax)*	14,348	(1,550)	15,898
Tax settlement (after tax)	3,003	0	3,003
Change in accounting principle (after tax)	(7,163)	0	(7,163)

Net income	$353,044	$318,107	$34,937	11

*	See the discussion of Realized gains (losses) in this report

During the second quarter of 2004, Torchmark received a state tax refund of $3.0 million, after federal tax, in settlement of certain tax issues. As described in Note F—Changes in Accounting Standards, Torchmark adopted accounting rule SOP 03-1 concerning guaranteed minimum policy benefits on variable annuities in the first quarter of 2004, recognizing a $7.2 million after-tax charge upon adoption.

A discussion of operations by each segment follows later in this report. These discussions compare the first nine months of 2004 with the same period of 2003, unless otherwise noted.

Highlights, comparing the first nine months of 2004 with the first nine months of 2003. Net income in 2004 per diluted share increased 15% to $3.14. Before the one-time charge for the adoption of an accounting principle (SOP 03-1) in 2004, net income per diluted share rose 17% to $3.20. Included in net income are after-tax realized investment gains of $.13 per share in 2004, compared with losses of $.01 in 2003. A component of these investment gains and losses were net cash settlements on interest-rate swaps of $.12 per share, compared with $.11 per share in the prior period. Also included in 2004 is a one-time benefit from a tax litigation settlement which reduced taxes in the amount of $3 million or $.03 per share.

Torchmark’s total premium income rose 5% to $1.9 billion. First-year premium, which is the premium collected on policies in their first year, rose 12% to $304 million. Torchmark management believes that first-year premium is indicative of future premium growth because it takes into account lapses on newly issued business at the time they are most likely to occur.

Life insurance premium grew 7% to $1.04 billion, with three out of four of the major life distribution groups having double-digit growth in life premium during the period. First year life premium rose 9% to $179 million; however, during the third quarter, first year premium grew only 5%. Life underwriting margins increased 8% to $260 million due to improvements in margins in three of the major life distribution channels.

Health insurance premium rose 2% to $793 million. First-year collected health premium increased 17% to $125 million. However, non-Medicare first-year premium grew 43% while Medicare first-year premium declined 12%, as more sales have come from the in-demand limited-benefit, hospital/surgical policies, and less from the more price-competitive Medicare Supplement market.

Excess investment income of $249 million grew 6%, and rose 9% on a per-share basis, aided by a 5% growth in net investment income and a 1% decline in Torchmark’s financing costs as a result of lower short-term rates. The tax-equivalent yield earned on the fixed-maturity portfolio in 2004 was 7.2%, but is expected to slowly decline in the current interest-rate environment so long as new money is invested at rates below the portfolio rate. The fixed-maturity portfolio at market value accounted for 94% of total investments at September 30, 2004. Tax-equivalent yield includes an adjustment to the yield on tax-exempt securities to produce a yield equivalent to the pretax yield on taxable securities. The annual effective yield on new investments acquired during the 2004 nine months was 6.5%, compared with 6.6% in the prior-year period.

Torchmark acquired 4.8 million shares of Torchmark common stock in the open market at a cost of $244 million ($51.30 average price per share) during the 2004 nine months. Of the $244 million, $235 million was from excess operating cash flow, repurchasing 4.6 million shares, and $9 million was from cash received from stock option exercises by current and former employees. Proceeds from these exercises were used to repurchase 179 thousand shares, approximately the number of dilutive shares issued as a result of the option exercises. The Company has an on-going share repurchase program which began in 1986 and was reaffirmed at the July 29, 2004 Board of Directors’ meeting. With no specified authorization amount, management determines the amount of repurchases based on the amount of the Company’s excess cash flow, general market conditions, and other alternative uses.

A detailed discussion of Torchmark’s operations follows.

Life insurance, comparing the first nine months of 2004 with the first nine months of 2003. Life insurance is Torchmark’s predominant segment, representing 56% of premium income and 64% of insurance underwriting margin in the first nine months of 2004. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the investment segment. Torchmark’s life insurance premium income increased 7% to $1.04 billion. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium Income by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,
	2004		2003		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$290,315	28	$261,916	27	$28,399	11
Liberty National Exclusive Agency	228,681	22	228,812	23	(131)	0
American Income Exclusive Agency	259,322	25	231,785	24	27,537	12
Military	138,259	13	123,021	13	15,238	12
Other Agencies	126,939	12	131,271	13	(4,332)	(3)

Total life premium	$1,043,516	100	$976,805	100	$66,711	7

Production of new business is reflected by first-year collected premium, a measure of future premium growth. First-year collected life premium of $179 million rose 9% over the prior-year period. An analysis of first-year collected life premium is presented in the table below.

Life Insurance

First Year Collected Premium

(Dollar amounts in thousands)

	Nine months ended September 30,
	2004		2003		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$56,156	31	$46,231	28	$9,925	21
Liberty National Exclusive Agency	30,442	17	30,773	19	(331)	(1)
American Income Exclusive Agency	57,988	32	53,365	32	4,623	9
Military	20,552	12	17,876	11	2,676	15
Other Agencies	13,672	8	16,398	10	(2,726)	(17)

Total	$178,810	100	$164,643	100	$14,167	9

The Direct Response operation is conducted through direct mail, co-op mailings and television solicitations, some of which are endorsed by groups, unions, and associations. Direct Response’s life premium was $290 million, representing 28% of Torchmark’s total life premium, the largest contribution of any distribution system. First-year collected premium of $56 million increased 21%, the largest increase of the life distribution channels in terms of both percentage and dollar amount. These increases have resulted in part from a new juvenile product first offered a few years ago resulting in more profitable, higher face amount policies being issued. Not only did the new product result in improved margins, but also in the reopening of certain juvenile markets where the previous product had become unprofitable.

Sales of direct response life insurance to the juvenile market have long been a major market for the Direct Response channel. Not only is the juvenile market an important source of sales, but it also is a vehicle to reach the parents and grandparents of the juvenile policyholders. Parents and grandparents of these juvenile policyholders are more likely to respond favorably to a Direct Response solicitation for life coverage on themselves than is the general adult population. Also, both the juvenile policyholders and their parents are low-acquisition cost targets for sales of additional coverage over time. Given the success of the change in product offering to the juvenile market and the parents, sales to this demographic group will continue as one of Direct Response’s premier markets.

The American Income Agency markets primarily to members of labor unions, and also to credit unions and other associations. This agency produced premium income of $259 million, an increase of 12%. First-year collected premium rose 9% to $58 million. Growth in sales of the American Income Agency has traditionally been attributable to the growth in the number of agents. American Income had 2,348 agents at September 30, 2003 and 2,291 at year-end 2003, but the agent count was 2,050 at September 30, 2004, as a result of a loss of agents and slower agent recruiting in 2004. During 2003, American Income changed its agents’ compensation package to improve the quality of business and to improve margins. Not only did these changes cause the loss of some agents who had been writing lower quality business, but they also had the unintended result of a disruption in recruiting activities. Certain of these earlier changes were rolled back in early 2004 in anticipation that agent growth would return. The agent count has remained relatively flat during the three quarters of 2004, however. New measures are being implemented to increase recruiting using Torchmark’s Direct Response marketing system to solicit potential agents via internet recruiting.

The Liberty National Agency markets life insurance to middle-income customers in several Southeastern states. Life premium was $229 million, flat with the 2003 period. First-year collected premium declined 1% to $30 million.

Growth in Liberty’s premium sales is also related to agent count. Liberty’s total agent count declined 22% to 1,659 at September 30, 2004. However, the count of renewal agents, those agents who have been with Liberty for more than one year, rose 3% from 870 at September 30, 2003 to 893 at September 30, 2004, and has risen 4% since year-end 2003. Renewal agents are generally higher producers than first-year agents. Liberty has recently restructured its agents’ compensation system to reward production and to encourage recruiting and retention of productive agents.

Liberty’s life underwriting margins rose in the 2004 period over the prior-year period from 22% to 23% of premium. Management believes that these margin improvements resulted in large part from the reductions in acquisition costs due to the revisions in agents’ compensation. The larger proportion of more persistent business resulting from a 2003 change in collection procedure was also a factor in the 2004 margin improvements.

Torchmark’s Military Agency is an independent agency comprised of former military officers who sell exclusively to commissioned and non-commissioned military officers and their families. Life premium in the Military Agency of $138 million rose 12%. First-year premium collections for this agency rose 15% to $21 million. Margins in this distribution group fell to 22% from 24%, in part due to increased claims resulting from the military actions in the Middle East.

Torchmark’s Other Distribution systems offering life insurance include United Investors, United American Independent and Branch Office Agencies, and various minor distribution channels. The Other Distribution group contributed $127 million of life premium to Torchmark, or 12% of Torchmark’s total.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Nine months ended September 30,
	2004		2003		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Premium and policy charges	$1,043,516	100	$976,805	100	$66,711	7
Net policy obligations	454,456	44	425,740	43	28,716	7
Commissions and acquisition expense	329,228	31	310,240	32	18,988	6

Insurance underwriting margin	$259,832	25	$240,825	25	$19,007	8

Life insurance underwriting income before insurance administrative expenses was $260 million, increasing 8%. As a percentage of life premium, underwriting income remained steady at 25%. Changes to the compensation systems to improve margins in the Liberty and American Income Agencies have had the intended result, as both have experienced margin improvements as a percentage of premium. This growth has been largely offset, however, by the decline in margins in the Military Agency resulting from the increased mortality caused by the Middle East hostilities. Declines in margins in the minor distribution agencies have also pressured total margins.

Health insurance, comparing the first nine months of 2004 with the first nine months of 2003. Torchmark’s health products are supplemental health plans that include Medicare Supplements sold to Medicare enrollees as well as other limited-benefit plans including cancer and hospital-surgical plans sold to customers under age 65. In the first nine months of 2004, Torchmark’s health insurance premium accounted for 43% of total premium, and health insurance underwriting margin accounted for 33% of the total underwriting margin. Health insurance premium income increased 2% to $793 million. The table below is an analysis of Torchmark’s health premium by distribution method.

Health Insurance

Premium Income by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,
	2004		2003		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency	$356,124	45	$352,804	45	$3,320	1
United American Branch Office Agency	243,467	31	237,281	31	6,186	3
Liberty National Exclusive Agency	123,670	16	122,363	16	1,307	1
American Income Exclusive Agency	44,191	5	41,458	5	2,733	7
Direct Response	25,890	3	20,400	3	5,490	27

Total health premium	$793,342	100	$774,306	100	$19,036	2

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,
	2004		2003		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency	$52,817	42	$46,198	43	$6,619	14
United American Branch Office Agency	48,425	39	39,394	37	9,031	23
American Income Exclusive Agency	9,461	7	8,894	8	567	6
Liberty National Exclusive Agency	7,372	6	6,998	7	374	5
Direct Response	7,310	6	5,248	5	2,062	39

Total	$125,385	100	$106,732	100	18,653	17

The following table is an additional presentation of first-year collected health premium by product type.

Health Insurance

First Year Collected Premium by Product

(Dollar amounts in thousands)

	Nine months ended September 30,
	2004		2003		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Other limited-benefit plans	$73,348	59	$50,897	48	$22,451	44
Medicare Supplement	42,927	34	48,869	46	(5,942)	(12)
Cancer	9,110	7	6,966	6	2,144	31

Total	$125,385	100	$106,732	100	$18,653	17

Historically, Torchmark’s predominant health insurance product has been Medicare Supplemental insurance. Non-Medicare Supplement products are becoming more prominent components of Torchmark’s health business, as Medicare Supplement represented 63% of Torchmark’s total health premium at the end of September, 2004, compared with 68% a year earlier. Medicare Supplement first-year collected premium was 34% of health collections in the 2004 period, compared with first-year collections of 59% for other limited-benefit hospital-surgical health products. These percentages contrast with

46% Medicare Supplement and 48% other hospital/surgical products in the 2003 period, reflecting the change in product mix in sales of Torchmark’s health insurance business, as discussed below.

The United American Branch Office and Independent Agencies are the predominant distributors of Torchmark’s health products. These agencies accounted for $600 million or 76% of 2004 health premium income. In recent periods, Medicare Supplement sales have not been the predominant health product being sold by these two agencies as their focus has shifted to distributing limited-benefit hospital/surgical policies sold to customers under age 65. Medicare Supplement sales have been under pressure for the last several years from increased price competition. Accordingly, these agencies have expanded their product lines as increased consumer demand for under-age-65 supplemental health products has resulted from the growing unavailability of individual major medical plans and decreased coverage offered by employers.

While margins on the hospital/surgical products are higher than those of Medicare Supplement, as the Medicare plans have higher mandated loss ratios, persistency on the Medicare product is superior. Therefore, Medicare Supplements will continue to be a major health product offering of Torchmark. Medicare beneficiaries represent a large and growing group of potential customers. It continues to be a profitable line of business to Torchmark. While price competition has been a negative factor, price pressures have moderated as Torchmark’s premium rate increases have declined to annual percentages in the mid-single digits.

Cancer business is produced primarily by the Liberty National Agency. Cancer business represented approximately 17% of Torchmark’s annualized health premium in force as of September 30, 2004, compared with 18% a year earlier. Significant rate increases to offset deteriorating margins on a closed block of cancer business representing one-half of Liberty’s health premium have been a continuing factor affecting growth in cancer premium in force in prior periods. First-year collected cancer premium rose 31% from $7.0 million to $9.1 million in the 2004 period, indicative of the growth in sales of new cancer business.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Nine months ended September 30,
	2004		2003		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Premium and policy charges	$793,342	100	$774,306	100	$19,036	2
Net policy obligations	511,441	64	503,085	65	8,356	2
Commissons and acquisition expense	147,384	19	147,888	19	(504)	0

Insurance underwriting margin	$134,517	17	$123,333	16	$11,184	9

Underwriting margins for health insurance increased 9% to $135 million. As a percentage of health premium, underwriting margins rose 1% to 17%. The health margin increase resulted primarily from the improvement in the net policy obligations of the previously-mentioned closed block of Liberty National cancer policies. Despite the frequent rate increases over the past several years, this block has experienced a high loss ratio (claim/premium) impacting health underwriting margins. The Company recently announced that it has reached a proposed agreement with parties in a class-action lawsuit (Roberts v. Liberty National Life Insurance Company) related to this block of business, which is subject to final Court approval (see Part II, Item 1—Legal Proceedings), by which it is hoped that margin pressures on this business will be stabilized. Slightly improved claims experience for the cancer in force business during the 2004 period has been a factor in the 2004 margin improvements.

Annuities, comparing the first nine months of 2004 with the first nine months of 2003. Torchmark markets both fixed and variable annuities. Annuity revenue represents approximately 1% of Torchmark’s total premium income and annuity underwriting income represents less than 3% of the total.

The following table presents underwriting margin results for Torchmark’s fixed and variable annuities.

Annuities

Summary of Results

(Dollar amounts in thousands)

	Nine months ended September 30,		Increase
	2004	2003	Amount	%
Policy charges	$20,577	$23,026	$(2,449)	(11)
Net policy obligations	(2,736)	(1,020)	(1,716)	168
Commissions and acquisition expense	13,125	15,335	(2,210)	(14)

Insurance underwriting margin	$10,188	$8,711	$1,477	17

Underwriting margins rose 17% to $10.2 million in the 2004 period. The primary factor in this increase was the reduction in policy obligations resulting from the decline in guaranteed minimum death benefits from $3.8 million in the 2003 nine months to $2.2 million in 2004 due to higher equity markets in the 2004 period when compared with the prior-year period. A significant portion of product profitability on fixed annuities is derived from the spread of investment income earned versus contractual interest requirements credited to the policies. Because this interest spread exceeds policy benefit obligations, net policy obligations result in a negative balance.

Operating expense, comparing the first nine months of 2004 with the first nine months of 2003. Torchmark’s operating expense consists of its insurance administrative expense and its parent company expense. Insurance administrative expenses are primarily a function of premiums in force for a period; therefore, Torchmark measures those expenses as a percentage of premium. Likewise, total operating expenses are a function of all revenue, as shown below. Insurance administrative expense as a percent of premium increased primarily due to an increase in litigation expense at Liberty and United Investors.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Nine months ended September 30,
		2004				2003
		% Incr.	% of Prem.	% of Rev.		% Incr.	% of Prem.	% of Rev.
Insurance administrative expenses	$105,611	8.4	5.7		$97,472	4.8	5.5
Parent company expense	7,019				7,724

Total operating expenses	$112,630	7.1		4.9	$105,196	4.1		4.8

Investment, comparing the first nine months of 2004 with the first nine months of 2003. The following table summarizes Torchmark’s investment income and excess investment income.

Excess Investment Income

(Dollar amounts in thousands)

	Nine months ended September 30,		Increase
	2004	2003	Amount	%
Net investment income (per segment analysis)	$430,712	$410,479	$20,233	5

Required interest on net insurance policy liabilities	(159,210)	(152,675)	(6,535)	4
Financing costs:
Debt	(33,134)	(33,187)	53	0
Trust Preferred distribution	(8,736)	(8,735)	(1)	0
Interest rate swaps	19,771	19,625	146	1

Total financing costs	(22,099)	(22,297)	198	(1)

Excess investment income	$249,403	$235,507	$13,896	6

Excess investment income per share	$2.22	$2.03	$0.19	9

The investment segment is responsible for the management of capital resources, including investments, debt, and cash flow. As defined in Note E—Business Segments, excess investment income is the profitability measure used by management to evaluate the performance of the investment segment. Management also views excess investment income per diluted share as an important performance measure for this segment. Since 1986, Torchmark has used over $2 billion of cash flow to repurchase Torchmark shares under its ongoing share repurchase program after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the potential earnings foregone on cash that could have otherwise been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, management believes that excess investment income per diluted share is the most appropriate measure of the investment segment.

Excess investment income rose 6% to $249 million. On a per share basis, excess investment income per share rose 9% to $2.22. The largest component of excess investment income is net investment income. Net investment income rose 5% to $431 million. The increase resulted from the 7% growth in the investment portfolio as average invested assets, which include fixed maturities at amortized cost, were $8.3 billion in the 2004 period, compared with $7.8 billion a year earlier. The $528 million increase in average invested assets over the prior-year period was achieved even though Torchmark used $261 million to repurchase Torchmark shares under its share repurchase program during the prior twelve months.

Lower yields available on new investments in recent periods have caused the growth in investment income to be less than the growth in assets, however, as new money has been invested at lower rates than the prevailing portfolio yield. During the 2004 period, Torchmark continued to make investments in investment-grade fixed-maturity corporate bonds and trust preferred securities (classified as redeemable preferred stocks) with a diversity of issuers and industry sectors. New money was invested at an average effective annual yield of 6.5% in the 2004 period, compared with 6.6% in the same period of 2003. Yields in both periods were less than the portfolio’s average yield which was 7.1% at September 30, 2004, compared with 7.3% a year earlier. The low-rate environment has also contributed to an increase in calls by issuers of higher-yielding fixed maturities. Proceeds of these calls were reinvested at the lower available yields, also negatively affecting investment income. Calls in the 2004 period were $295 million, compared with $362 million in the prior period.

In the event of an increase in rates, excess investment income will benefit as new acquisitions are made at higher yields. While higher rates will increase floating-rate financing costs, they would be to Torchmark’s advantage because the amount of cash to be invested annually significantly exceeds the amount of Torchmark’s floating rate debt, and would result in greater investment income net of financing costs under most yield curve scenarios. The chart below summarizes selected information for fixed-maturity purchases. Both yield and average life calculations on new purchases of noncallable bonds are based on the maturity date. In the case of callable bonds, the average life is based on the call date or maturity date, whichever produces the lowest yield (“yield to worst”).

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the nine months ended September 30,
	2004	2003
Cost of acquisitions:
Investment-grade corporate securities	$878.0	$983.7
Other investment-grade securities	3.3	31.3
Below investment-grade securities	0.0	1.8

Total fixed-maturity acquisitions	$881.3	$1,016.8

Average yield *	6.37%	6.47%
Effective annual yield *	6.47%	6.58%

Average life (in years, to worst call)	22.97	22.43

* Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

Although excess investment income has been negatively affected by lower yields on the portfolio, it has been positively affected by reduced crediting rates on net policy liabilities and lower financing costs in the lower-rate environment. Required interest on net policy liabilities was $159 million, compared with $153 million in the earlier period, reflecting an average crediting rate of 5.25% in 2004 versus 5.46% in 2003. Financing costs declined 1% to $22 million. This reduction was primarily due to the reduction in financing costs provided by the two new swap agreements entered into in August, 2004. Another swap, in place for 10 years, matured on September 30, 2004. This swap accounted for $9.8 million of reduced interest in the 2004 period and $9.7 million in the 2003 period. Under current economic conditions, the two new swaps would replace up to 40% of the benefit previously gained from the matured swap. Please refer to the caption “Capital Resources” in this report for more information on Torchmark’s swaps.

Approximately 94% of Torchmark’s investments at fair market value are in a diversified fixed-maturity portfolio. The balance of investments is in mortgages (1.2%), short-terms (0.4%), policy loans (3.3%), which are secured by policy cash values, and other investments (1.1%). At September 30, 2004, fixed maturities had a fair value of $8.5 billion, compared with $8.1 billion at December 31, 2003 and $8.0 billion at September 30, 2003. An analysis of Torchmark’s fixed-maturity portfolio by component at September 30, 2004 is as follows.

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U. S. Government direct obligations & agencies	$60	$2	$(1)	$61	0.7
GNMA pools and other mortgage-backed securities	119	10		129	1.5
Corporates	6,060	527	(22)	6,565	77.2
Other	146	10	(2)	154	1.8
Redeemable preferred stocks	1,470	130	(5)	1,595	18.8

Total fixed maturities	$7,855	$679	$(30)	$8,504	100.0

*	At fair value

An analysis of the fixed-maturity portfolio by quality rating at September 30, 2004 is as follows.

Fixed Maturities by Rating*

(Dollar amounts in millions)

	Amortized Cost	%	Fair Market Value	%
AAA	$297	3.8	$314	3.7
AA	239	3.1	264	3.1
A	3,129	39.8	3,432	40.4
BBB	3,479	44.3	3,746	44.0
BB	529	6.7	547	6.4
B	156	2.0	175	2.1
Below B	26	0.3	26	0.3

	$7,855	100.0	$8,504	100.0

*	Rating based on Bloomberg composite

The portfolio has an average quality rating of “BBB+.” Approximately 91% of the portfolio at amortized cost was considered investment grade.

The majority of fixed-maturity holdings are in corporate securities. Investments in corporate fixed maturities are diversified in a wide range of industry sectors. At fair value, the following table presents the largest ten holdings of Torchmark’s corporate fixed maturities by industry sector at September 30, 2004.

Industry	%
Depository institutions	16.6
Insurance carriers	14.2
Electric, gas, sanitation services	14.2
Nondepository credit institutions (finance)	6.8
Communications	4.1
Chemicals & allied products	4.1
Transportation equipment	3.4
Oil & gas extraction	3.1
Food & kindred products	2.6
Petroleum refining & related industries	2.5
All other sectors *	28.4

100.0

* No other individual industry sector represented more than 2.4% of Torchmark’s corporate fixed maturities.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At September 30, 2004		At December 31, 2003	At September 30, 2003
Amortized cost (millions)	$7,855		$7,472	$7,310
Gross unrealized gains (millions)	679		670	709
Gross unrealized losses (millions)	(30	)(2)	(39)	(50)

Fair market value (millions)	$8,504		$8,103	$7,969

Average yield (tax-equivalent book basis)	7.11%		7.24%	7.30%
Average life (in years, to worst call)(1)	12.3		11.3	10.8
Average life (in years, to maturity)(1)	15.4		14.7	14.3
Effective duration (to worst call)(1),(3)	6.9		6.5	6.4
Effective duration (to maturity)(1),(3)	8.1		7.8	7.7

(1)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the same date used to calculate the yield, which is the “worst call” date for callable bonds and the maturity date for all other bonds, and (b) based on the maturity date of all bonds, whether callable or note.
(2)	Of the $30 million gross unrealized losses, only $5 million had a fair value less than 80% of book value; the remainder all had fair values greater than 80% of book value.
(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Net unrealized gains were $649 million at September 30, 2004, $631 million at December 31, 2003 and $659 million at September 30, 2003.

Torchmark disposed of its energy operations in 1996. As a part of the sale transaction, Torchmark accepted a $25.5 million note due September 30, 2004 from Torch Acquisition Company (TAC) as a part of the consideration. Prior to September 30, 2004, TAC was current on all semi-annual interest payments on their note. On September 30, 2004, TAC defaulted on the note and did not pay the semi-annual principal and interest payment due of approximately $24.4 million. Based on the information currently available, Torchmark believes it will recover substantially all amounts due under this note and that the default of this note will not have a material impact on its results of operations.

In October, 2004, Torchmark sold its participation interests in certain mortgages back to the originator, MidFirst Bank. Mortgages with a carrying value of $56 million were sold for proceeds of $57 million. Please refer to Note H—Related Party Transaction for more information on this sale.

Realized Gains and Losses, comparing the first nine months of 2004 with the first nine months of 2003. As discussed in Note E—Business Segments, Torchmark’s core business of providing insurance coverage requires it to maintain a large and diverse investment portfolio to support its insurance liabilities. Because Torchmark holds this investment portfolio, investments are sometimes disposed of or written down prior to maturity, resulting in realized gains or losses. These gains and losses occur only incidentally, as Torchmark does not engage in trading investments for profit. Realized gains and losses are usually the result of sales or writedowns caused by deterioration in investment quality of issuers, calls by the issuers, or other business reasons. They are not considered in determining premium rates or product profitability of Torchmark’s insurance products, nor are they a component of ongoing investment income. Therefore, they have no bearing on core insurance or investment results as management views its operating segments.

While incidental to operations, realized gains and losses can be significant in relation to the earnings from core insurance operations, and as a result, can have a material positive or negative impact on net income. If included in operating results, these gains and losses could cause such results to not be indicative of the past or future performance of core operations. For these reasons, Torchmark management removes the effects of realized gains and losses when evaluating its overall operations results.

The following table summarizes Torchmark’s tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses)

(Dollar amounts in thousands, except for per share data)

	Nine months ended September 30,
	2004		2003
	Amount	Per Share	Amount	Per Share
Realized gains (losses), net of tax, from:
Investment sales	$6,558	$0.06	$(2,149)	$(0.02)
Writedown of fixed maturities	0	0.00	(6,305)	(0.05)
Writedown of other investments	(845)	(0.01)	(155)	0.00
Valuation of interest rate swap agreements	(4,216)	(0.04)	(5,697)	(0.05)
Cash from spread on interest rate swap agreements	12,851	0.12	12,756	0.11

Total	$14,348	0.13	$(1,550)	$(0.01)

Torchmark wrote down certain mortgages in the third quarter of 2004 to the expected recoverable amount. The writedown resulted in a charge of $1.3 million or $845 thousand after tax. In the first quarter of 2003, Torchmark wrote down certain fixed maturities to estimated fair value as a result of other-than-temporary impairment. Pretax charges for these impairments were $9.7 million ($6.3 million after tax). There were no writedowns of fixed-maturity securities for other-than-temporary impairment in the 2004 nine months.

Accounting rules require Torchmark to value its interest-rate swaps at their fair value at the end of each accounting period. The fair values of these instruments fluctuate with interest rates in financial markets and diminish with the passage of time so that their value will be zero when they ultimately expire. Torchmark intends to hold its swaps until they expire. Therefore, while period-to-period fluctuations can be substantial, the value of the swaps and the cumulative unrealized gains and losses from marking the swaps to market value from inception will be zero when the swap agreements expire. Torchmark management does not consider these period-to-period fluctuations in value in managing its ongoing operations. These temporary unrealized changes in swap values are included as a component of “Realized Investment Gains (Losses)” on the Consolidated Statement of Operations. This fair value adjustment for all swaps on an after-tax basis was a negative $4.2 million in the nine months of 2004, compared with a negative $5.7 million in the same period of 2003.

The Securities and Exchange Commission’s accounting guidance currently requires that all income and expenses related to a nonhedged derivative be recorded in the same line item on the income statement that the adjustment to fair value is recorded. Therefore, the cash settlements of the swap are combined with the noncash unrealized fair value adjustments as a component of realized investment gains and losses. Torchmark’s after-tax interest cost reduction from the cash settlements included in realized investment gains and losses was a positive $12.9 million in 2004 and a positive $12.8 million 2003. Torchmark continues to reduce interest cost for this benefit in its segment analysis, prepared in accordance with GAAP, because Torchmark management views the benefit from lower interest rates as a reduction in its financing costs.

Financial Condition

Liquidity. Liquidity is represented by positive cash flow, a portfolio of marketable investments, and the availability of a line of credit facility. The insurance operations have historically generated cash flows well in excess of immediate requirements. Torchmark’s net cash inflows from operations were $600 million in the first nine months of 2004, compared with $559 million in the same period of 2003. Additionally, Torchmark received $40 million from net deposit product collections in the first nine months of 2004, compared with $127 million in the same period of 2003. Torchmark also received $455 million in investment maturities or repayments during the first nine months of 2004.

Cash and short-term investments were $44 million at September 30, 2004, compared with $64 million at December 31, 2003 and $50 million at the end of September, 2003. In addition to these liquid assets, the entire $8.5 billion (fair value at September 30, 2004) portfolio of fixed-income and equity securities is available for sale should any need arise. Substantially all fixed-income and equity securities are publicly traded. Torchmark generally expects to hold fixed-income securities to maturity. Even though these securities are available for sale, management maintains Torchmark has the ability and intent to hold securities which are temporarily impaired until they are recoverable.

Torchmark has in place a line of credit facility with a group of lenders that allows unsecured borrowings and stand-by letters of credit up to $625 million. The facility consists of two parts: a $325 million 364-day tranche maturing November 24, 2004 and a $300 million five-year tranche maturing November 30, 2006. The company has the ability to request up to $200 million in letters of credit to be issued against the $300 million five-year tranche. Under either tranche, interest is charged at variable rates. The line of credit is further designated as a back-up credit line for a commercial paper program not to exceed $600 million, whereby Torchmark may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million. Commercial paper borrowings and letters of credit on a combined basis may not exceed $625 million. At September 30, 2004, Torchmark had $133 million face amount of commercial paper outstanding ($133 million book value), $159 million letters of credit issued, and there were no borrowings under the line of credit. A facility fee is charged on the entire $625 million facility. The facility has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreements, Torchmark is subject to certain covenants regarding capitalization and interest coverage. At September 30, 2004, Torchmark was in full compliance with these covenants.

In November, 2004, Torchmark intends to replace both existing credit facilities with a new five-year facility containing the same indenture covenants as are currently in place. The facility size is expected to be reduced to $600 million and the letter of credit facility is to be reduced to $175 million.

Capital resources. The capital structure consists of short-term debt (the commercial paper facility described above), long-term funded debt, and shareholders’ equity.

The outstanding long-term debt at book value, including the Junior Subordinated Debentures, was $699 million at September 30, 2004, compared with $698 million at December 31, 2003 and $702 million at September 30, 2003. An analysis of long-term debt issues outstanding is as follows at September 30, 2004.

Long Term Debt at September 30, 2004

(Dollar amounts in thousands)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Senior Debentures	2009	8 1/4%	$99,450	$102,087	$117,729
Notes	2023	7 7/8	168,912	165,916	206,377
Notes	2013	7 3/8	94,050	93,108	110,217
Senior Notes	2006	6 1/4	180,000	188,312	191,628
Issue expenses (1)				(5,533)

Total long-term debt			542,412	543,890	625,951
Junior Subordinated Debentures (2)	2041	7 3/4	154,639	154,639	161,010	(3)

Total			$697,051	$698,529	$786,961

(1)	Unamortized issue expenses incurred upon issuance of the Trust Preferred Securities.
(2)	Included in due to affiliates in accordance with accounting regulations.
(3)	Market value of the Trust Preferred Securities which are obligations of the unconsolidated corporate trust.

Torchmark has entered into a variety of swap agreements to exchange the fixed-interest commitments on certain debt instruments to floating-rate commitments. In August, 2004, Torchmark entered into two new swap agreements. The first swap instrument exchanges the fixed 8.25% interest rate of the Senior Debentures due 2009 for a variable rate equal to 391 basis points above the six-month floating LIBOR rate. The second swap exchanges the fixed 7.375% interest rate of the Notes due 2013 for a variable rate equal to 305 basis points above the six-month floating LIBOR rate. As of September 30, 2004, the swap related to Torchmark’s 9.18% Monthly Income Preferred Securities (MIPS) expired. During the ten-year period this swap was in place, Torchmark benefited $41 million in reduced after-tax interest cost. During the past nine months, Torchmark benefited $6.4 million after tax by this swap. Information concerning Torchmark’s swaps as of September 30, 2004 is presented in the following chart.

Selected Information About Interest Rate Swaps

Instrument	Expires	Notional Amount	Fixed Rate	Floating Rate at 9/30/04
Senior Notes, due 12/06	12/06	$180,000	6.250%	3.065%
Trust Preferred Securities, due 11/41	11/11	150,000	7.750	4.190
Senior Debentures, due 8/09	8/09	99,450	8.250	5.830
Notes, due 8/13	8/09	100,000	7.375	5.030

All swaps reset every six months except for the swap related to the Trust Preferreds, which resets at three-month intervals.

The swaps related to the 6¼% Senior Notes and the 8¼% Senior Debentures qualify as hedges under accounting rules. The fair value of these swaps are reflected as an investment asset and a corresponding increase in the carrying value of the related debt. These swaps increased the value of these two long-term debt instruments by $12.0 million at September 30, 2004. The swap on the 6¼% Senior Note caused that instrument’s carrying value to be increased by $12.0 million at December 31, 2003 and $16.4 million at September 30, 2003.

Torchmark began a securities lending program in the third quarter of 2004. Securities lending involves loans of invested securities to unrelated parties, in which Torchmark receives income in addition to the ordinary yield on that security. This additional income is included in investment income and was $83 thousand in the third quarter of 2004. As a part of the agreement, Torchmark receives invested cash as collateral slightly exceeding the value of the loaned securities. This collateral and the obligation to return the collateral (in equal amount) are reported as separate line items on Torchmark’s balance sheet.

Torchmark acquired 4.6 million of its outstanding common shares on the open market at a cost of $235 million during the first nine months of 2004 under its share repurchase program. Please refer to the description of Torchmark’s ongoing share repurchase program under the caption “Highlights” in this report. If the $235 million free cash flow used for the repurchase of Torchmark common stock during the nine months had alternatively been invested in corporate bonds, an estimated $3.5 million of additional investment income, after-tax, would have resulted. Net income for the period would have been $3.11 per share, a 13.5% share increase, compared with the year-ago nine months. Actual results including the buyback were $3.14 per share, a 14.6% increase. Torchmark intends to continue the repurchase of its common shares when financial markets are favorable.

Diluted shares outstanding at September 30, 2004 were 110.4 million, compared with 113.9 million at December 31, 2003. A reconciliation of the changes in diluted shares outstanding between the two periods is as follows.

(In millions)
Diluted shares outstanding 12/31/03	113.9
Shares repurchased, regular	(4.6)
Shares repurchased, dilutive	(.2)
Effect of option activity on dilution computation	.5
Effect of share price on dilution computation	.8

Diluted shares outstanding 9/30/04	110.4

Shareholders’ equity was $3.34 billion at September 30, 2004. This compares with $3.24 billion at December 31, 2003 and $3.17 billion at September 30, 2003. The primary factor causing the increase in shareholders’ equity during the 2004 nine-month period was net income of $353 million mitigated by Torchmark share purchases of $244 million.

Torchmark is required by an accounting rule (SFAS 115) to revalue its available-for-sale fixed-maturity portfolio to fair market value at the end of each accounting period. These changes, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity. Changes in the fair value of the portfolio compared with prior periods result primarily from changes in interest rates in financial markets. While SFAS 115 requires invested assets to be revalued, it does not permit interest-bearing insurance policy liabilities to be valued at fair value in a consistent manner. If these liabilities were revalued in the same manner as the assets, the effect on equity would be largely offset. The size of both the investment portfolio and Torchmark’s policy liabilities are quite large in relation to its shareholders’ equity. Therefore, this inconsistency in measurement usually has a material impact on the reported value of shareholders’ equity. Fluctuations in interest rates cause volatility in the period-to-period presentation of Torchmark’s shareholders’ equity, capital structure, and financial ratios which would be essentially removed if interest-bearing liabilities were valued in the same manner as assets. For this reason, Torchmark’s management, credit rating agencies, lenders, many industry analysts, and certain other financial statement users remove the effect of SFAS 115 when analyzing Torchmark’s balance sheet, capital structure, and financial ratios.

The following tables present selected data related to Torchmark’s capital resources. Additionally, the tables present the effect of SFAS 115 on relevant line items, so that investors and other financial statement users may determine its impact on Torchmark’s capital structure.

Selected Financial Data

	At September 30, 2004		At December 31, 2003		At September 30, 2003
	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*
Fixed maturities (millions)	$8,504	$649	$8,103	$631	$7,969	$659
Deferred acquisition costs (millions) **	2,540	(38)	2,420	(37)	2,379	(39)
Total assets (millions)	13,891	611	13,466	594	13,222	620
Short-term debt (millions)	133	0	182	0	171	0
Long-term debt (millions)	699	0	698	0	702	0
Shareholders’ equity (millions)	3,344	397	3,240	386	3,173	403

Book value per diluted share	30.29	3.60	28.45	3.39	27.89	3.54
Debt to capitalization ***	19.9%	(2.1)%	21.4%	(2.2)%	21.6%	(2.4)%

Diluted shares outstanding (thousands)	110,389		113,887		113,765
Actual shares outstanding (thousands)	108,544		112,715		113,143

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item
**	Includes the value of insurance purchased
***	Torchmark’s debt covenants require that the effect of SFAS 115 be removed to determine this ratio.

Interest coverage was 13.9 times in the 2004 first nine months, compared with 12.5 times in the same 2003 period. Management views interest coverage to include the reduction in interest expense from cash settlements from the swaps, resulting in interest coverage of 25.4 times in the 2004 period and 22.4 times in the same period of 2003.

Pension assets. The following chart presents assets at fair value for Torchmark’s defined-benefit pension plans at September 30, 2004 and the prior-year end.

Pension Assets by Component

(Dollar amounts in thousands)

	September 30, 2004		December 31, 2003
	Amount	%	Amount	%
Corporate debt	$49,575	28.4	$62,278	38.5
Other fixed maturities	1,553	0.9	2,078	1.3
Equity securities	104,312	59.8	70,015	43.3
Securities of Torchmark	0	0.0	13,273	8.2
Short-term investments	13,552	7.8	8,669	5.4
Annuity contract issued by Torchmark	4,779	2.8	3,759	2.3
Other	577	0.3	1,660	1.0

Total	$174,348	100.0	$161,732	100.0

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended September 30, 2004.

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

As of the end of the fiscal quarter completed September 30, 2004, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended September 30, 2004, there have not been any significant changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

Many of these lawsuits involve claims for punitive damages in state courts of Alabama and Mississippi. Torchmark’s management recognizes that large punitive damage awards continue to occur bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly Alabama and Mississippi, creating the potential for unpredictable material adverse judgments in any given punitive damage suit. As of September 30, 2004, Liberty was a party to approximately 86 active lawsuits, 61 of which were Alabama proceedings and 11 of which were Mississippi proceedings in which punitive damages were sought.

As previously reported in Forms 10-K and Forms 10-Q, Torchmark and two current members of Torchmark’s Board of Directors have remained defendants in litigation filed in the U.S. District Court for the District of Kansas by Waddell & Reed Financial, Inc. (Waddell & Reed) (Waddell & Reed Financial, Inc. v. Torchmark Corporation, Civil Action No. 01-2372-KHV). On August 20, 2004, the Kansas District Court entered an order sustaining the defendants’ motion for summary judgment in part as to the RICO claims against all defendants; the fraud by silence claim of Waddell & Reed, Inc. (“W&R”) against director R. K. Richey; the damage claims of Waddell & Reed for fees and costs in the Alabama and California litigation and the NASD investigation and the punitive damages awarded in the Alabama litigation and the damage claim of W&R for punitive damages awarded in the Alabama litigation. The claims of Waddell & Reed against directors Harold T. McCormick and Louis T. Hagopian for breach of fiduciary duty and fraud by silence remained. The claim for fraud by silence was tried to a jury in the Kansas Court and the claim for breach of fiduciary duty was tried to the Court in early September, 2004. On September 9, 2004, the Kansas jury returned a verdict in favor of the defendants on the fraud by silence claim and on September 28, 2004, the Kansas District Court entered an order awarding nothing to the plaintiffs on the breach of fiduciary duty claim and a judgment on the jury verdict.

Torchmark’s subsidiary, United Investors Life Insurance Company (UILIC) is also a plaintiff in litigation in Circuit Court in Jefferson County, Alabama against Waddell & Reed and Waddell & Reed, Inc. (W&R) (United Investors Life Insurance Company v. Waddell & Reed Financial, Inc., Case No. CV 00-2720). On August 24, 2004, the defendants in the Alabama litigation filed a notice of appeal of the $45 million jury verdict awarded to UILIC in Jefferson County, Alabama Circuit Court with the Alabama Supreme Court. Additional information regarding the Kansas District Court litigation and the Alabama Circuit Court litigation can be found in the Company’s prior Forms 10-K and Forms 10-Q.

As previously reported in Form 10-K and Forms 10-Q, Liberty and Torchmark were parties to purported class action litigation filed in the Circuit Court of Choctaw County, Alabama on behalf of all persons who currently or in the past were insured under Liberty cancer policies which were no longer being marketed, regardless of whether the policies remained in force or lapsed (Roberts v. Liberty National Life Insurance Company, Case No. CV-2002-009-B). These cases were based on allegations of breach of contract in the implementation of premium rate increases, misrepresentation regarding the premium rate increases, fraud and suppression concerning the closed block of business and unjust enrichment. On December 30, 2003 the Alabama Supreme Court issued an opinion granting Liberty’s and Torchmark’s petition for a writ of mandamus, concluding that the Choctaw Circuit Court did not have subject matter jurisdiction and ordering that Circuit Court to dismiss the action. The plaintiffs then filed their purported class action litigation against Liberty and Torchmark in the Circuit Court of Barbour County, Alabama on December 30, 2003 (Roberts v. Liberty National Life Insurance Company, Civil Action No. CV2003 0137). On April 16, 2004 the parties filed a written Stipulation of Agreement of Compromise and Settlement with the Barbour County, Alabama Circuit Court seeking potential settlement of the Roberts case. A fairness hearing on the potential settlement was held by the Barbour County Circuit Court on July 15, 2004. After receipt of briefs on certain issues and submission of materials relating to objections to the proposed settlement to the Court-appointed special master, the Court reconvened the previously-continued fairness hearing on September 23, 2004. At the September 23, 2004 hearing, the Court, after hearing from the objectors to the potential settlement, ordered the appointment of an independent actuary to report back to the Court on certain issues. Additional information regarding the Roberts case can be found in the Company’s prior Form 10-K and Forms 10-Q.

United American Insurance Company has been named as a defendant in purported class action litigation filed on September 16, 2004, in the Circuit Court of Saline County, Arkansas on behalf of the Arkansas purchasers of association group health insurance policies or certificates issued by United American through Heartland Alliance of America Association and Farm & Ranch Healthcare, Inc. (Smith and Ivie v. Collingsworth, et al., CV2004-742-2). The plaintiffs assert claims for fraudulent concealment, breach of contract, common law liability for non-disclosure, breach of fiduciary duties, civil conspiracy, unjust enrichment, violation of the Arkansas Deceptive Trade Practices Act, and violation of Arkansas law and the rules and regulations of the Arkansas Insurance Department. Declaratory, injunctive and equitable relief, as well as actual and punitive damages are sought by the plaintiffs.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2004	491,571	$51.53	491,571
August 1-31, 2004	1,082,832	51.28	1,082,832
September 1-30, 2004	53,302	51.75	53,302

On July 29, 2004, Torchmark’s Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be purchased.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

(10.1)	Amendment No. 3 dated as of October 24, 2002 to Receivables Purchase Agreement dated as of December 21, 1999 as amended and restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation, certain financial institutions parties thereto, and Bank One, NA.

(10.2)	Amendment No. 4 dated as of August 28, 2003 to Receivables Purchase Agreement dated as of December 21, 1999 as amended and restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation, certain financial institutions parties thereto, and Bank One, NA.

(10.3)	Amendment No. 5 dated as of August 27, 2004 to Receivables Purchase Agreement dated as of December 21, 1999 as amended and restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation, certain financial institutions parties thereto, and Bank One, NA.

(11)	Statement re computation of per share earnings.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by C.B. Hudson.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman.

(32.1)	Section 1350 Certification by C.B. Hudson and Gary L. Coleman.

(b)	Reports on Form 8-K.

A Form 8-K dated July 21, 2004 was filed in the third quarter of 2004 furnishing a press release announcing Torchmark Corporation’s second quarter 2004 financial results. The Form 8-K contained no financial statements.

A Form 8-K dated August 31, 2004 was filed in the third quarter of 2004 reporting an amendment to a material contract – Amendment No. 5 dated as of August 27, 2004 to Receivables Purchase Agreement dated as of December 21, 1999 as amended and restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation, certain financial institutions parties thereto, and Bank One, NA. The Form 8-K contained no financial statements.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: November 9, 2004	/s/ C. B. Hudson
C. B. Hudson, Chairman of the
Board and Chief Executive Officer

Date: November 9, 2004	/s/ Gary L. Coleman
Gary L. Coleman, Executive Vice
President and Chief Financial Officer
(Chief Accounting Officer)