Form 10-K
period 2004-12-31
TORCHMARK CORP
filed 2005-03-15
CIK 320335

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

Commission file number

December 31, 2004

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

YES  ☒        NO  ☐

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 30, 2004: $5,924,498,879

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK, AS OF

FEBRUARY 18, 2005: 106,384,323

DOCUMENTS INCORPORATED BY REFERENCE

PROXY STATEMENT FOR ANNUAL MEETING OF STOCKHOLDERS TO BE HELD APRIL 28, 2005, PART III

INDEX OF EXHIBITS (PAGES 92 through 95)

TOTAL NUMBER OF PAGES INCLUDED ARE 102

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

The following table presents Torchmark’s business by primary marketing distribution method.

Primary Distribution Method	Company	Products and Target Markets	Distribution

Direct Response	Globe Life And Accident Insurance Company Oklahoma City, Oklahoma	Individual life and supplemental health insurance including juvenile and senior life coverage and Medicare Supplement marketed to middle-income Americans.	Direct response, mail, television, magazine; nationwide.

Liberty National Exclusive Agency	Liberty National Life Insurance Company Birmingham, Alabama	Individual life and supplemental health insurance marketed to middle-income families.	1,775 full-time sales representatives; 108 district offices in the Southeastern U.S.

American Income Exclusive Agency	American Income Life Insurance Company Waco, Texas	Individual life and supplemental health insurance marketed to union and credit union members.	2,090 agents in the U.S., Canada, and New Zealand.

United Investors Agency	United Investors Life Insurance Company Birmingham, Alabama	Individual life insurance and annuities marketed to middle-income Americans.	Independent Agency.

Military	Liberty National Life Insurance Company Birmingham, Alabama Globe Life And Accident Insurance Company Oklahoma City, Oklahoma	Individual life insurance marketed to active and retired military officers.	Independent Agency through career agents nationwide.

United American Independent Agency and Branch Office Agency	United American Insurance Company McKinney, Texas	Senior life and supplemental health insurance including Medicare Supplement coverage and other supplemental health insurance and life products marketed to over-age 50 individuals.	24,157 independent agents in the U.S. and Canada; 1,677 exclusive producing agents in 85 branch offices.

Additional information concerning industry segments may be found in Management’s Discussion and Analysis and in Note 15—Business Segments in the Notes to the Consolidated Financial Statements.

Insurance

Life Insurance

Torchmark’s insurance subsidiaries write a variety of nonparticipating ordinary life insurance products. These include traditional and interest sensitive whole-life insurance, term life insurance, and other life insurance. The following table presents selected information about Torchmark’s life products.

	(Amounts in millions)

	Annualized Premium in Force
	2004	2003	2002
Whole life:
Traditional	$848.4	$817.5	$758.8
Interest-sensitive	162.7	138.7	147.0
Term	473.0	459.1	411.5
Other	39.2	34.0	25.9

	$1,523.3	$1,449.3	$1,343.2

The distribution methods for life insurance products include sales by direct response, exclusive agents and independent agents. These methods are discussed in more depth under the heading Marketing. The following table presents life annualized premium in force by distribution method.

	(Amounts in millions)

	Annualized Premium in Force
	2004	2003	2002
Direct response	$443.0	$405.0	$357.4
Exclusive Agents:
Liberty National	317.9	321.2	318.6
American Income	376.6	347.0	302.1
United American	18.8	19.7	21.3
Military	198.6	179.0	158.8
Independent Agents:
United American	51.0	56.9	58.1
Other	117.4	120.5	126.9

	$1,523.3	$1,449.3	$1,343.2

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

The following table presents supplemental health annualized premium information for the three years ended December 31, 2004 by product category.

	(Amounts in millions)

	Annualized Premium in Force
	2004	2003	2002
Medicare Supplement	$642.3	$687.5	$714.1
Cancer	177.2	181.6	172.8
Other health-related policies	237.0	195.3	143.6

	$1,056.5	$1,064.4	$1,030.5

The number of individual health policies in force were 1.64 million, 1.62 million, and 1.58 million at December 31, 2004, 2003, and 2002, respectively.

The following table presents supplemental health annualized premium in force for the three years ended December 31, 2004 by marketing (distribution) method.

	(Amounts in millions)

	Annualized Premium in Force
	2004	2003	2002
Direct response	$36.6	$33.3	$23.9
Exclusive agents:
Liberty National	165.4	172.1	165.4
American Income	58.6	55.4	51.3
United American	324.5	322.4	316.4
Independent agents:
United American	471.4	481.2	473.5

	$1,056.5	$1,064.4	$1,030.5

Annuities

Annuity products offered include single-premium deferred annuities, flexible-premium deferred annuities, and variable annuities. In recent years Torchmark has deemphasized the marketing of annuity products, and annuities in 2004 comprise less than 2% of premium income and less than 3% insurance underwriting margin.

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

Reserves

The life insurance policy reserves reflected in Torchmark’s financial statements as future policy benefits are calculated based on generally accepted accounting principles (GAAP). These reserves, with premiums to be received in the future and the interest thereon compounded annually at assumed rates, must be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and persistency assumptions used in the calculations of reserves are based on company experience. Similar reserves are held on most of the health policies written by Torchmark’s insurance subsidiaries, since these policies generally are issued on a guaranteed-renewable basis. A list of the assumptions used in the calculation of Torchmark’s reserves are reported in the financial statements (See Note 7—Future Policy Benefit Reserves in the Notes to the Consolidated Financial Statements). Reserves for annuity products consist of the policyholders’ account values and are increased by policyholder deposits and interest credits and are decreased by policy charges and benefit payments.

Investments

The nature, quality, and percentage mix of insurance company investments are regulated by state laws that generally permit investments in qualified municipal, state, and federal government obligations, corporate bonds, preferred and common stock, real estate, and mortgages where the value of the underlying real estate exceeds the amount of the loan. The investments of Torchmark insurance subsidiaries consist predominantly of high-quality, investment-grade securities. Fixed maturities represented 94% of total investments at December 31, 2004. (See Note 3—Investments in the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis.)

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

Regulation

Insurance. Insurance companies are subject to regulation and supervision in the states in which they do business. The laws of the various states establish agencies with broad administrative and supervisory powers which include, among other things, granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, approving certain premium rates, setting minimum reserve and loss ratio requirements, determining the form and content of required financial statements, and prescribing the type and amount of investments permitted. They are also required to file detailed annual reports with supervisory agencies, and records of their business are subject to examination at any time. Under the rules of the National Association of Insurance Commissioners (NAIC), insurance companies are examined periodically by one or more of the supervisory agencies.

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

Holding Company. States have enacted legislation requiring registration and periodic reporting by insurance companies domiciled within their respective jurisdictions that control or are controlled by other corporations so as to constitute a holding company system. Torchmark and its subsidiaries have registered as a holding company system pursuant to such legislation in Alabama, Delaware, Indiana, Missouri, New York, and Texas.

Insurance holding company system statutes and regulations impose various limitations on investments in subsidiaries, and may require prior regulatory approval for the payment of certain dividends and other distributions.

Personnel

At the end of 2004, Torchmark had 2,091 employees and 2,331 licensed employees under sales contracts. Additionally, approximately 38,000 independent and exclusive agents and brokers, who were not employees of Torchmark, were associated with Torchmark’s marketing efforts.

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

Item 3.    Legal Proceedings

Torchmark and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims involving tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark’s subsidiaries, employment discrimination, and miscellaneous other causes of action. A number of such actions involving Torchmark’s subsidiary Liberty also name Torchmark as a defendant. Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, management does not believe that such litigation will have a material adverse effect on Torchmark’s financial condition, future operating results or liquidity; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future. This bespeaks caution, particularly in states with reputations for high punitive damage verdicts such as Alabama and Mississippi.

Many of these lawsuits involve claims for punitive damages in state courts of Alabama and Mississippi. Torchmark’s management recognizes that large punitive damage awards continue to occur bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly Alabama and Mississippi, creating the potential for unpredictable material adverse judgments in any given punitive damage suit. As of December 31, 2004, Liberty was a party to approximately 70 active lawsuits (which included no employment-related cases and excluded interpleaders), 57 of which were Alabama proceedings and 9 of which were Mississippi proceedings in which punitive damages were sought.

As previously reported in Forms 10-K and Forms 10-Q, Liberty National Life Insurance Company and Torchmark Corporation were parties to purported class action litigation filed in the Circuit Court of Choctaw County, Alabama on behalf of all persons who currently or in the past were insured under Liberty cancer policies which were no longer being marketed, regardless of whether the policies remained in force or lapsed (Roberts v. Liberty National Life Insurance Company, Case No. CV-2002-009-B). These cases were based on allegations of breach of contract in the implementation of premium rate increases, misrepresentation regarding the premium rate increases, fraud and suppression concerning the closed block of business and unjust enrichment. On December 30, 2003 the Alabama Supreme Court issued an opinion granting Liberty’s and Torchmark’s petition for a writ of mandamus, concluding that the Choctaw Circuit Court did not have subject matter jurisdiction and ordering that Circuit Court to dismiss the action.

The plaintiffs then filed their purported class action litigation against Liberty and Torchmark in the Circuit Court of Barbour County, Alabama on December 30, 2003 (Roberts v. Liberty National Life Insurance Company, Civil Action No. CV-03-0137). On April 16, 2004 the parties filed a written Stipulation of Agreement of Compromise and Settlement with the Barbour County, Alabama Circuit Court seeking potential settlement of the Roberts case. A fairness hearing on the potential settlement was held by the Barbour County Circuit Court on July 15, 2004. After receipt of briefs on certain issues and submission of materials relating to objections to the proposed settlement to the Court-appointed independent special master, the Court reconvened the previously-continued fairness hearing on September 23, 2004. After the September 23, 2004 hearing, the Court, after hearing from the objectors to the potential settlement, ordered the appointment of an independent actuary to advise and report back to the Court on certain issues. The report of the independent actuary was subsequently furnished to the special master and the Court on a timely basis.

On November 22, 2004, the Court entered an order and final judgment in Roberts whereby the Court consolidated Roberts with Robertson v. Liberty National Life Insurance Company, CV-92-021 (previously reported in Forms 10-K and 10-Q) for purposes of the Roberts Stipulation of Settlement and certified the Roberts class as a new subclass of the class previously certified by that Court in Robertson. The Court approved the Stipulation and Settlement and ordered and enjoined Liberty to perform its obligations under the Stipulation. Subject to the Stipulation, Liberty and Torchmark were permanently enjoined from instituting, engaging or participating in, maintaining, authorizing or continuing premium rate increases inconsistent with the Stipulation; failing to implement temporary premium waivers in accordance with the Stipulation; failing to implement the new benefits procedure described in the Stipulation; and failing to implement the special schedules and special provisions of the Stipulation for subclass members who have cancer and are receiving benefits and for subclass members who have no other cancer or medical insurance and/or are not covered by Medicare. The Court dismissed plaintiffs’ claims, released the defendants, enjoined Roberts subclass members from any further prosecution of released claims and retained continuing jurisdiction of all matters relating to the Roberts settlement. In an order issued February 1, 2005, the Court denied the objectors’ motion to alter, amend or vacate its earlier final judgment on class settlement and certification. The Companies are proceeding to implement the settlement terms.

United American Insurance Company has been named as a defendant in purported class action litigation filed on January 7, 2005, in the District Court of Starr County, Texas on behalf of the Texas purchasers of association group health insurance policies or certificates issued by United American through Heartland Alliance of America and Farm & Ranch Healthcare, Inc. (Rodriguez v. Burdine, et al, DC-05-8). The plaintiffs assert claims of civil conspiracy, conversion and theft, violations of the Texas Insurance and Administrative Codes, breach of fiduciary duties, fraud and gross negligence and breach of contract as well as filing a members representative action on behalf of all the members of the Heartland Association. The plaintiffs allege that the defendants have collected excessive and unauthorized association dues payments from policyholders. A declaratory judgment, monetary damages, imposition of a constructive trust, equitable forfeiture and attorney’s fees are sought by the plaintiffs.

On February 17, 2005, named defendant Martha Burdine filed an amended answer and a complaint (the cross complaint) against various other defendants including United American (the cross defendants) on behalf of a purported class of former agents and managers of those cross defendants (the cross plaintiffs). These cross plaintiffs assert a pattern of contract breaches and misconduct by the cross defendants including claims for breach of contract, intentional and negligent misrepresentation, fraud, negligence, breach of duties of trustees, trespass to chattels, conversion, intentional interference with a business relationship and intentional interference with a valid business expectancy. The cross plaintiffs seek actual, punitive and exemplary damages, attorneys’ fees and costs and other legal and equitable relief.

As previously reported in Form 10-Q, purported class action litigation was filed against United American Insurance Company in the Circuit Court of Duval County, Florida (Moore v. United American Insurance Company, Case No. 16-2003-CA-001955-XXX-MA, Division CV-E), on March 13, 2003. The plaintiff, representing a class with in excess of 8,000 members, asserts that the annual additional fee that United American charges him and its other Medicare Supplement insurance policyholders for electronic processing of claims is a premium charge subject to filing with and approval by the State of Florida’s Department of Financial Services (formerly the Department of Insurance) and that such charge has never been filed by United American with and approved by the Department. The plaintiff alleges claims for breach of contract and the implied covenant of good faith and fair dealing as well as for declaratory relief. Compensatory damages including the refund of all premium charges found to be illegal, a declaratory judgment, interest, costs, and attorney’s fee are sought.

United American filed a motion to dismiss this action, which was granted by the Circuit Court on July 14, 2003. The case was subsequently refiled by the plaintiff and United American filed another motion to dismiss the case, which was denied by the Circuit Court on October 22, 2003. United American filed appropriate responsive pleadings with the Circuit Court and on March 3, 2005, the Circuit Court issued an order denying certification of a plaintiffs class.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The principal market in which Torchmark’s common stock is traded is the New York Stock Exchange. There were 5,196 shareholders of record on December 31, 2004, excluding shareholder accounts held in nominee form. Information concerning restrictions on the ability of Torchmark’s subsidiaries to transfer funds to Torchmark in the form of cash dividends is set forth in Note 13—Shareholders’ Equity in the Notes to the Consolidated Financial Statements. The market prices and cash dividends paid by calendar quarter for the past two years are as follows:

		2004 Market Price
Quarter		High	Low	Dividends Per Share
1		$53.79	$45.11	$.11
2		54.95	49.55	.11
3		53.87	50.36	.11
4		57.51	49.69	.11
Year-end closing price	$57.14

		2003 Market Price
Quarter		High	Low	Dividends Per Share
1		$38.50	$33.32	$.09
2		39.37	36.38	.09
3		42.06	37.38	.09
4		45.54	41.55	.11
Year-end closing price	$45.54

(c)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2004	445,915	$51.15	445,915
November 1-30, 2004	267,600	55.26	267,600
December 1-31, 2004	63,336	56.68	63,336

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

Item 6.    Selected Financial Data

The following information should be read in conjunction with Torchmark’s Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:

(Amounts in millions except per share and percentage data)

Year ended December 31,	2004	2003	2002	2001	2000
Premium revenue:
Life	$1,395.5	$1,310.4	$1,220.7	$1,144.5	$1,082.1
Health	1,048.7	1,034.0	1,019.1	1,010.8	911.2
Other	27.7	31.4	39.2	59.9	52.9
Total	2,471.9	2,375.8	2,279.0	2,215.2	2,046.2
Net investment income	577.0	557.7	519.0	491.8	472.4
Realized investment gains (losses)	22.2	(3.3)	(38.7)	(1.3)	(2.4)
Total revenue	3,071.5	2,931.0	2,761.4	2,708.2	2,518.8
Net income from continuing operations	475.7	430.1	383.4	386.4	362.0
Net income	468.6	430.1	383.4	356.5	362.0
Per common share:
Basic earnings:
Net income from continuing operations	4.32	3.75	3.19	3.09	2.83
Net income	4.26	3.75	3.19	2.85	2.83
Diluted earnings:
Net income from continuing operations	4.25	3.73	3.18	3.07	2.82
Net income	4.19	3.73	3.18	2.83	2.82
Cash dividends paid	.44	.38	0.36	0.36	0.36
Basic average shares outstanding	110.1	114.8	120.3	125.1	128.1
Diluted average shares outstanding	111.9	115.4	120.7	125.9	128.4

As of December 31,	2004	2003	2002	2001	2000
Cash and invested assets	$9,243.1	$8,702.4	$7,790.9	$7,108.1	$6,506.3
Total assets	14,252.2	13,465.5	12,365.4	12,432.8	12,962.6
Short-term debt	170.4	182.4	201.5	204.0	329.1
Long-term debt(1)	694.7	698.0	700.6	685.3	366.0
Shareholders’ equity	3,419.8	3,240.1	2,851.5	2,497.1	2,202.4
Per diluted share	31.07	28.45	24.04	20.24	17.30
Effect of SFAS 115 on diluted equity per share(2)	3.62	3.39	1.58	(.01)	(1.09)
Annualized premium in force:
Life	1,523.3	1,449.3	1,343.1	1,257.4	1,200.1
Health	1,056.5	1,064.4	1,030.5	1,042.7	1,004.3
Total	2,579.8	2,513.7	2,373.6	2,300.1	2,204.4
Basic shares outstanding	107.9	112.7	118.3	122.9	126.4
Diluted shares outstanding	110.1	113.9	118.6	123.4	127.3

(1)	Includes 7 3/4% Junior Subordinated Debentures reported as “Due to affiliates” on the Consolidated Balance Sheet at each year end 2002 through 2004 in the amount of $154.6 million.
(2)	SFAS 115 is an accounting rule requiring fixed maturities to be revalued at fair value each period. The effect of SFAS 115 on equity per share reflects the amount added or (deducted) under SFAS 115 to produce GAAP Shareholders’ equity. Please see the explanation and discussion under the caption Capital Resources in Management’s Discussion and Analysis in this report concerning the effect this rule has on Torchmark’s equity.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Selected Financial Data and Torchmark’s Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

How Torchmark Views Its Operations:    Torchmark is the holding company for a group of insurance companies which market primarily individual life and supplemental health insurance, and to a limited extent annuities, to middle income households throughout the United States. Torchmark views its operations by segments, which are the major insurance product lines of life, health and annuities, and the investment segment that supports the product lines. Segments are aligned based on their common characteristics, comparability of the profit margins, and management techniques used to operate each segment.

Insurance Product Line Segments.    As fully described in Note 15—Business Segments in the Notes to the Consolidated Financial Statements, the product line segments involve the marketing, underwriting and benefit administration of policies. Each product line is comprised of the various distribution units that market the insurance policies. Whether analyzing profitability of a segment as a whole, or the individual distribution units within the segment, the measure of profitability used by management is the underwriting margin, which is premium revenue reduced by policy benefit obligations and policy acquisition expenses. Underwriting margin is useful to management in evaluating the performance of the insurance product line segments and their underlying distribution units because each distribution unit tends to operate in a niche market offering insurance products designed for that niche. These measures enable management to view period-to-period trends and make informed decisions regarding future courses of action.

Investment Segment.    The investment segment involves the management of Torchmark’s capital resources, including the investment of cash generated from operations in appropriate investments and the management of corporate debt and liquidity. Torchmark’s measure of profitability for the investment segment is excess investment income, which is income earned on the investment portfolio less the interest credited to net policy liabilities and less the Company’s financing costs.

The tables in Note 15—Business Segments demonstrate the measures of profitability. Those tables also reconcile Torchmark’s revenues and expenses by segment to its major income statement line items for each of the years in the three-year period ending December 31, 2004. Additionally, this Note provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles to Torchmark’s net income. That summary is reproduced below from the Consolidated Financial Statements to present Torchmark’s overall operations in the manner that management uses to manage the business.

Analysis of Profitability by Segment

(Dollar amounts in millions)

	For the Year			2004 Increase		2003 Increase
	2004	2003	2002	Amount	%	Amount	%
Life insurance	$352.2	$324.3	$298.0	$27.9	9	$26.3	9
Health insurance	174.6	164.4	167.5	10.2	6	(3.1)	(2)
Annuity	14.0	11.8	14.6	2.2	18	(2.8)	(19)
Other insurance:
Other income	1.8	2.6	3.9	(.8)	(29)	(1.3)	(34)
Administrative expense	(141.6)	(131.3)	(124.6)	(10.3)	8	(6.7)	5
Investment	330.5	317.6	291.3	12.9	4	26.3	9
Corporate and adjustments	(9.6)	(10.2)	(10.5)	.6	(6)	.3	(3)

Pretax total	721.9	679.2	640.2	42.7	6	39.0	6
Applicable taxes	(248.5)	(232.8)	(216.6)	(15.7)	7	(16.2)	7

After-tax total	473.4	446.4	423.6	27.0	6	22.8	5
Remove interest-rate swap benefit (after tax) from Investment segment	(15.2)	(17.1)	(15.0)	1.9		(2.1)
Realized gains (losses) (after tax)*	14.5	(2.2)	(25.2)	16.7		23.0
Interest on tax settlements (after tax)	-0-	3.5	-0-	(3.5)		3.5
Loss on sale of airplane (after tax)	-0-	(.5)	-0-	.5		(.5)
Tax refund (after tax)	3.0	-0-	-0-	3.0		-0-
Change in accounting principle (after tax)	(7.1)	-0-	-0-	(7.1)		-0-

Net income	$468.6	$430.1	$383.4	$38.5	9	$46.7	12

*	See the discussion of Realized Gains and Losses in this report.

Torchmark’s operations on a segment-by-segment basis are discussed in depth under the appropriate captions following in this report.

Summary of Operations:    Torchmark’s net income increased 9% or $38 million to $469 million in 2004, and 12% or $47 million to $430 million in 2003. The growth in earnings in both periods came primarily from the life insurance and investment segments, although health contributed in 2004, due to improvement in margins. The investment contribution was less in 2004 than in the prior year.

The life insurance segment added $28 million to the 2004 increase in earnings, and $26 million to the 2003 increase. Life insurance growth has been a result of increases in sales volumes, premium and improvements in margins in both 2004 and 2003, and is discussed further under the caption Life Insurance.

Pretax health profits rose 6% ($10 million) in 2004 to $175 million after having declined by 2% ($3 million) to $164 million in 2003. Health premium income rose 1% in both 2004 and 2003. Growth in health premium has been limited in recent periods because of competitive pressures in Torchmark’s Medicare Supplement business. Health sales, as represented by premium collected in the first policy year, rose 13% in 2004, after increasing 2% in 2003. Health underwriting margin improved in 2004, primarily as a result of reductions in loss ratios on a closed block of cancer business. This block had contributed to declines in margins in recent years prior to 2004. See the discussion under Health Insurance for a more detailed discussion of health insurance results.

The annuity segment profits have been adversely affected by replacement activity of Torchmark’s policies by a former distributor. Torchmark has previously stated that it will offer annuities, but does not plan to emphasize annuity products, favoring life insurance instead. See the caption Annuities for further discussion.

The investment segment’s pretax profitability increased $13 million in 2004 and $26 million in 2003. The decline in the increase in profitability is the result of the low and falling interest rate environment during the 2003-2004 period. The investment segment includes net investment income, offset by interest on insurance liabilities and financing costs. Yields on new investments averaging 6.3% have been lower than the portfolio yield of 7.1% since the first quarter of 2003. As a result, net investment income has grown at a lower rate than the corresponding growth rate in invested assets. Additionally, proceeds from called or matured bonds totaling $1.04 billion in 2003-2004 were invested at yields lower than that of the replaced bonds. Lower interest rates credited to the insurance liabilities and benefits from the interest-rate swaps on Torchmark’s debt have somewhat mitigated the effect of lower interest rates on the investment segment, but the net effect has been detrimental. See the analysis of excess investment income and investment activities under the caption Investments for a more detailed discussion.

Total revenues rose 5% in 2004 to $3.07 billion, exceeding $3 billion for the first time in Torchmark’s history. In 2003, total revenues increased 6% to $2.93 billion from $2.76 billion in 2002. The life premium increase was the primary contributor to revenue growth in both periods, accounting for over half of the revenue growth each year. Net investment income added 14% of the revenue growth in 2004 and 23% in 2003.

Under the caption Realized Gains and Losses in the report, Torchmark presents a complete analysis and discussion of its realized gains and losses. As also explained under that caption, Torchmark management does not consider realized gains and losses to be a component of its core insurance operations. However, they can have a material positive or negative impact on net income. In 2004, Torchmark had after-tax realized investment gains of $14 million compared with losses of $2 million in 2003 and losses of $25 million in 2002. Realized gains and losses in all periods were favorably impacted by the effects of Torchmark’s interest-rate swap derivatives, which, as explained in the following paragraph, are included in realized gains and losses. Writedowns of investments due to the deterioration in credit quality of certain investments had a negative impact in each period, particularly in 2002.

As also explained under the discussion of realized gains and losses, Torchmark views the benefit of the reduced interest cost resulting from the swap of its fixed–rate interest obligations to variable rates as a reduction in interest costs. In addition to the beneficial impact on earnings from this interest cost differential due to these swaps, GAAP rules also require that all derivatives (including Torchmark’s swaps) must be valued at market value with period-to-period changes reflected in earnings. In accordance with GAAP, these changes in value are treated as realized gains and losses. In 2003, the Securities and Exchange Commission informally interpreted the GAAP rules affecting the reporting of Torchmark’s swap instruments stating that all income and expenses related to non-hedged derivatives must be reported in the same line item as the required fair value adjustment. To comply with this interpretation, Torchmark reports the interest expense reduction on all of its swap derivatives in its Consolidated Statements of Operations as a realized investment gain, not as a reduction in interest expense. Torchmark continues to report this interest savings as a reduction in interest cost in its segment analysis and in its management’s discussion, as GAAP requires the segment disclosures to be as Torchmark manages its investment segment.

In 2004 and 2003, Torchmark’s net income was affected by certain significant, unusual, and nonrecurring items. Torchmark management does not view these items as components of its core operating results because they are not indicative of past performance or future prospects of the insurance operations. A discussion of these items follows.

During 2004, Torchmark received a refund of state income taxes in the amount of $3.0 million, after Federal tax. This refund resulted from the settlement of certain state tax issues concerning a discontinued operation in the mid-1990s and reduced income tax expense in the Consolidated Statement of Operations. In 2003, net income was impacted by two nonrecurring items. First, Torchmark sold an airplane and recognized a pretax loss of $.8 million. In the Consolidated Statements of Operations, this item was included as an administrative expense. Secondly, the settlement of a Federal tax issue resulted in interest due Torchmark in the pretax amount of $4.3 million. This item was included in investment income on the Consolidated Statements of Operations. Because the tax issue covered a period of many years, the interest income on the tax refund exceeded the refund itself. After expenses, the effect of the tax refund on earnings was immaterial. Significant gains or losses from non-investment property or significant interest income from non-investment sources are unusual for Torchmark.

Torchmark has in place an ongoing share repurchase program which began in 1986 and was reaffirmed at its July 29, 2004 Board of Director’s Meeting. With no specified authorization amount, management determines the amount of repurchases based on the amount of the Company’s excess cash flow, general market conditions, and other alternative uses. The majority of these purchases are made from excess operating cash flow when market prices are favorable. Additionally, when stock options are exercised, proceeds from these exercises are used to repurchase approximately the number of dilutive shares issued as a result of the option exercises. The following chart summarizes share purchase activity for each of the three years ended December 31, 2004.

Analysis of Share Purchases
(Amounts in millions)

	2004		2003		2002
Purchases	Shares	Amount	Shares	Amount	Shares	Amount
Excess cash flow	5.2	$268.3	5.9	$225.3	4.8	$182.2
Option Proceeds	0.3	16.9	0	0	0	0

Total	5.5	$285.2	5.9	$225.3	4.8	$182.2

Throughout the remainder of this discussion, share purchases refer only to those made from excess cash flow.

A discussion of each of Torchmarks segments follows.

Life insurance.    Life insurance is Torchmark’s largest insurance segment. Its premium is also growing at a greater rate than the other insurance segments. In 2004, life premium represented 56% of total premium, compared with 55% in 2003 and 54% in 2002. Life underwriting income before other income and administrative expense represented 65% of the total in 2004, compared with 65% in 2003 and 62% in 2002. Additionally, investments supporting the reserves for life products result in the majority of excess investment income attributable to the investment segment.

Life insurance premium rose 6% to $1.4 billion in 2004 and 7% in 2003 to $1.3 billion. Life insurance products are marketed through several distribution channels. Premium by channel for each of the last three years is as follows.

LIFE INSURANCE

Premium by Distribution Method

(Dollar amounts in millions)

	2004		2003		2002
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Direct Response	$387.0	28	$350.3	27	$315.7	26
American Income Exclusive Agency	349.7	25	314.9	24	277.2	23
Liberty National Exclusive Agency	304.0	22	304.3	23	301.7	25
Military Agency	186.6	13	166.3	13	148.7	12
Other Agencies	168.2	12	174.6	13	177.4	14

	$1,395.5	100	$1,310.4	100	$1,220.7	100

Torchmark management uses two statistical measures as indicators of premium growth and sales over the near term, “annualized premium in force” and “first-year collected premium.” Annualized premium in force is defined as the premium income that would be received over the next twelve months at any given date on all active policies if those policies remain in force throughout the period. Annualized premium in force is an indicator of growth in premium revenue. First-year collected premium is a measure of sales, and is defined as the premium collected during the reporting period for all policies in their first policy year. First-year collected premium takes lapses into account in the first year when lapses are more likely to occur, and thus is a useful indicator of how much new premium is expected to be added to premium in force due to new sales.

The following table sets forth annualized life insurance premium in force information for each of the last three years by distribution method.

LIFE INSURANCE

Annualized Premium In Force by Distribution Method

(Dollar amounts in millions)

	2004		2003		2002
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Direct Response	$443.0	29	$405.0	28	$357.4	27
American Income Exclusive Agency	376.6	25	347.0	24	302.1	22
Liberty National Exclusive Agency	317.9	21	321.2	22	318.6	24
Military Agency	198.6	13	179.0	12	158.8	12
Other Agencies	187.2	12	197.1	14	206.3	15

	$1,523.3	100	$1,449.3	100	$1,343.2	100

The table below discloses first-year collected life premium by distribution channel.

LIFE INSURANCE

First-Year Collected Premium by Distribution Method

(Dollar amounts in millions)

	2004		2003		2002
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Direct Response	$74.2	31	$62.6	28	$50.4	25
American Income Exclusive Agency	76.8	33	72.8	33	61.1	31
Liberty National Exclusive Agency	39.7	17	40.4	18	39.7	20
Military Agency	27.4	12	24.3	11	21.5	11
Other Agencies	17.5	7	21.5	10	25.0	13

	$235.6	100	$221.6	100	$197.7	100

The Direct Response Group is Torchmark’s leading writer of life insurance. Marketing is conducted primarily through direct mail, but also through co-op mailings, television and consumer magazine advertising, and direct mail solicitations endorsed by groups, unions and associations. This group markets a line of life products primarily to juveniles, their parents, and other adults over age 50. The Direct Response operation accounted for almost 28% of Torchmark’s life insurance premium during 2004. Life premium rose 10% in 2004 and 11% in 2003. At December 31, 2004, life annualized premium in force was $443 million, which represented 29% of Torchmark’s total, the largest of any distribution group. Life insurance annualized premium in force rose 9% in 2004 after growing 13% in 2003.

Growth in premium income and annualized premium in force resulted from strong sales of Direct Response products in each period, as evidenced by the increases in first-year collections of 19% to $74 million in 2004 and 24% to $63 million in 2003. These increases in first-year collections were the largest of any life distribution group in either period. The growth in sales is largely attributable to this group’s focus on its juvenile life product. This product was recently recharacterized as a larger face-amount product with a higher annual premium, and has been a successful product for this market. Not only is the juvenile market an important source of sales, but it also is a vehicle to reach the parents and grandparents of the juvenile insureds. Parents and grandparents of juvenile policyholders are more likely to respond favorably to a solicitation by Direct Response for life coverage on themselves than is the general adult population. Also, both the juveniles and their parents are low-acquisition cost targets for sales of additional coverage over time. Torchmark expects that sales to the juvenile market and their parents will continue as one of this group’s premier markets. Management believes that the Direct Response Unit is the largest U.S. writer of juvenile direct response life insurance.

The American Income Exclusive Agency focuses on members of labor unions, credit unions, and other associations for its life insurance sales. It is a high profit margin business characterized by lower policy obligation ratios. This agency was Torchmark’s fastest growing life insurance agency during both 2003 and 2002 in terms of premium income and annualized premium in force, but growth slowed in 2004. Annualized life premium in force rose 9% to $377 million at year-end 2004, after having increased 15% in 2003, while premium income rose 11% in 2004 and 14% in 2003. Sales, in terms of first-year collected premium, grew 5% in 2004, after having risen 19% in 2003 and 35% in 2002. Growth in sales for this agency is driven by the growth in the number of its agents. American Income’s agent count was 1,768 at year end 2001, growing 12% to 1,975 at year end 2002 and 16% to 2,291 at year end 2003. In 2004, however, the agent count fell 9% to 2,090 at December 31. As in the case of all of Torchmark’s agency distribution systems, continued increases in sales are largely dependent on increases in agent count. American Income’s marketing organization has renewed its efforts to improve agent recruiting, retention, and productivity in order to increase the size of this agency. In particular, this agency began in the third quarter of 2004 to focus on updating its internet recruiting program in an effort to add new agents. In the fourth quarter of 2004, the agent count increased 2%, primarily as a result of these efforts.

The Liberty National Exclusive Agency distribution system markets primarily to middle-income markets in several Southeastern states. Liberty’s life premium was flat in 2004 compared with 2003 at $304 million. In 2003, life premium grew 1% over the prior year. Annualized life premium in force was $318 million at December 31, 2004, declining 1% in 2004 after having risen 1% in 2003. Life premium sales for this agency, in terms of first-year collected premium, was flat in each of the years 2002 through 2004 at $40 million. Growth in sales and premium volume are highly dependent on growth in the agency force. Liberty had 1,775 agents at year end 2004, compared with 2,197 at year end 2003 and 2,203 at year end 2002. These counts represent a decrease of 19% in 2004 and were essentially flat in 2003.

The count of renewal agents, those agents that have been with Liberty for more than one year, declined 7% to 856 at year-end 2003 but rose 4% to 892 by year-end 2004. Renewal agents are generally higher producers than first-year agents. In the latter part of 2003, the agent’s compensation system was restructured to not only reward production, but also to encourage retention of productive agents. However, the recruiting of new agents declined. In the third quarter of 2004, Liberty implemented initiatives similar to those of American Income to recruit new agents, primarily through use of the internet. As a result, total agent count rose 116 or 7% during the fourth quarter of 2004. Management believes that the continued recruiting of new agents and the retention of productive agents are critical to growing the sales in controlled agency distribution systems.

Liberty’s life underwriting margins rose in the 2004 period over the prior-year period from 22% to 24% of premium. These margin improvements resulted primarily from the reductions in acquisition costs due to the revisions in agents’ compensation. Improved persistency resulting from a 2003 change in collection procedure was also a factor in the 2004 margin improvements.

Torchmark’s Military Agency consists of a nationwide independent agency whose sales force is comprised of former commissioned and noncommissioned military officers who sell exclusively to commissioned and noncommissioned military officers and their families. This business consists of whole- life products with term insurance riders and is characterized by low lapse rates. The Military Agency has steadily grown. In 2004, life premium was $187 million or 13% of Torchmark’s total life premium. Premium rose 12% in both 2004 and 2003. This agency continues to grow, as annualized premium in force rose 11% in 2004 to $199 million after an increase in 2003 of 13%. One key to the growth of premium income and premium in force in this agency is the high persistency of the business. Sales of this agency grew 13% in terms of first-year premium collected in 2004 to $27 million, after a 13% increase in 2003. Margins in the Military group were negatively affected by hostilities in the Middle East in 2004 and 2003, resulting in additional benefits paid of $4.0 million and $1.1 million, respectively.

Torchmark’s Other Agencies consist of the United Investors Agency, the United American Independent and Branch Office Agencies, and other small miscellaneous sales agencies. The United Investors Agency is comprised of several independent agencies that concentrate on annuity business. Prior to 2001, United Investors’ distribution was primarily through the sales representatives of a former Torchmark subsidiary that was spun off in 1998. United Investors terminated the agency contract with that organization in 2001. The loss of that sales group has had a negative impact on production in the United Investors Agency. The United American Independent and Branch Office Agencies combined represented approximately 40% of Other Agency premium in 2004, or 5% of the Torchmark total. Life premium for these agencies has been relatively flat for the past three years, because these two agencies focus on health insurance, with life sales being incidental.

LIFE INSURANCE

Summary of Results

(Dollar amounts in millions)

	2004		2003		2002
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium and policy charges	$1,395.5	100	$1,310.4	100	$1,220.7	100

Policy obligations	919.9	66	862.8	66	815.4	67
Required interest on reserves	(318.9)	(23)	(294.7)	(23)	(279.3)	(23)

Net policy obligations	601.0	43	568.1	43	536.1	44

Commissions and premium taxes	72.9	5	75.3	6	68.6	6
Amortization of acquisition costs	369.4	27	342.7	26	318.0	26

Total expense	1,043.3	75	986.1	75	922.7	76

Insurance underwriting margin before other income and administrative expenses	$352.2	25	$324.3	25	$298.0	24

Gross margins, as indicated by insurance underwriting margin before other income and administrative expense, rose 9% in both 2004 and 2003 over the respective prior year. As a percentage of life insurance premium, gross margins have increased each year. Improvements in life margins have resulted from several factors. The previously-mentioned changes in Liberty’s agent compensation system and premium collection method have contributed to notable increases in Liberty’s margins. Additionally, the percentage of American Income premium to total premium continues to grow, and that has caused life margins to increase because that agency’s margins are Torchmark’s highest at 30%. Direct Response margins have grown to above 25%, as it has emphasized sales of its juvenile policy, a higher-margin product.

Health Insurance.    Torchmark markets its supplemental health insurance products through a number of distribution channels. Health premium represented 42% of Torchmark’s total premium income in 2004. Health underwriting margin accounted for 32% of the total. The following table indicates health insurance premium income by distribution channel for each of the last three years.

HEALTH INSURANCE

Premium by Distribution Method

(Dollar amounts in millions)

	2004		2003		2002
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency	$468.3	45	$469.9	45	$467.0	46
United American Branch Office Agency	322.3	31	316.0	31	318.5	31
Liberty National Exclusive Agency	164.0	15	163.9	16	159.7	16
American Income Exclusive Agency	59.5	6	55.8	5	52.1	5
Direct Response	34.6	3	28.4	3	21.8	2

	$1,048.7	100	$1,034.0	100	$1,019.1	100

The following table presents annualized health premium in force by distribution method for the last three years.

HEALTH INSURANCE

Annualized Premium In Force by Distribution Method

(Dollar amounts in millions)

	2004		2003		2002
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency	$471.4	45	$481.2	45	$473.5	46
United American Branch Office Agency	324.5	31	322.4	31	316.4	31
Liberty National Exclusive Agency	165.4	16	172.1	16	165.4	16
American Income Exclusive Agency	58.6	5	55.4	5	51.3	5
Direct Response	36.6	3	33.3	3	23.9	2

	$1,056.5	100	$1,064.4	100	$1,030.5	100

The following table discloses first-year collected health premium by distribution method.

HEALTH INSURANCE

First-Year Collected Premium by Distribution Method

(Dollar amounts in millions)

	2004		2003		2002
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency	$68.9	42	$62.5	43	$56.2	39
United American Branch Office Agency	64.6	39	54.3	37	63.4	44
Liberty National Exclusive Agency	9.8	6	9.3	6	9.1	6
American Income Exclusive Agency	12.8	8	12.1	8	11.2	8
Direct Response	8.9	5	8.1	6	4.2	3

	$165.0	100	$146.3	100	$144.1	100

Health products sold by Torchmark insurance companies are all supplemental plans that include Medicare Supplements sold to enrollees in the federal Medicare program, as well as other limited-benefit plans including cancer and hospital-surgical plans sold to people under age 65. The table below presents Torchmark’s health insurance annualized premium in force by major product category at December 31, 2004 and for the two preceding years.

HEALTH INSURANCE

Annualized Premium In Force by Product

(Dollar amounts in millions)

	2004		2003		2002
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Medicare Supplement	$642.3	61	$687.5	65	$714.1	69
Cancer	177.2	17	181.6	17	172.8	17
Other Limited-Benefit Plans	237.0	22	195.3	18	143.6	14

Total	$1,056.5	100	$1,064.4	100	$1,030.5	100

At December 31, 2004, Medicare Supplement accounted for 61% of Torchmark’s annualized health premium in force compared with 65% in 2003 and 69% in 2002. Medicare Supplement annualized premium in force declined as a percentage of total annualized health premium in force, reflective of the changes in product mix in sales of health products, as greater emphasis has been placed on sales of other limited-benefit plans. The Medicare Supplement market has become more difficult in recent periods due to regulatory pressures and increased competition, resulting in declines in sales and premium in force for this product. While Medicare Supplement still remains Torchmark’s dominant health product in terms of annualized premium, hospital-surgical products have been growing rapidly in their contribution to health premium. This product line has risen from 14% of annualized health premium in force in 2002 to 22% in 2004.

The following table indicates first-year collected premium by health product type for each of the last three years.

HEALTH INSURANCE

First-Year Collected Premium by Product

(Dollar amounts in millions)

	2004		2003		2002
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Medicare Supplement	$55.3	34	$64.7	44	$91.7	64
Cancer	12.2	7	9.6	7	8.7	6
Other Limited-Benefit Plans	97.5	59	72.0	49	43.7	30

Total	$165.0	100	$146.3	100	$144.1	100

The United American Branch Office and Independent Agencies are the predominant distributors of Torchmark’s health products. These agencies accounted for $791 million or 75% of 2004 health premium income and $134 million or 81% of first-year collected premium. Historically, Medicare Supplement has been the primary product sold by these agencies. However, in recent periods, Medicare Supplement sales have not been emphasized by these two agencies as their focus has shifted to distributing limited-benefit hospital/surgical policies sold to customers under age 65. Medicare Supplement sales have been under pressure for the last several years from increased price competition and, as the average price of the most popular plans has increased rapidly in the past years, affordability has become an issue for some seniors. Both factors have increased the difficulty for agents making sales of Medicare Supplements. Accordingly, these agencies have expanded their product lines as increased consumer demand for under-age-65 supplemental health products has resulted from the growing unavailability of individual major medical plans and decreased coverage offered by employers. Not only did the price competition make sales more difficult, but, additionally, many of the United American Branch Office agents left Torchmark for competitors whose lower-priced

Medicare Supplement products were easier to sell. This trend of agent losses reversed in 2003, as this agency began to focus on other supplemental health products and as Torchmark’s Medicare Supplement premium rate increases have moderated. Producing agents at the United American Branch Office Agency declined to 1,280 at year end 2002 but then rose 18% in 2003 to 1,510. In 2004, this count rose 11% to 1,677 at year end. Medicare Supplement first-year collected premium fell 14% in 2004 to $55 million from $65 million in 2003. In 2003, Medicare Supplement first-year collections were down 29% from $92 million the prior year.

Even though price competition has been a negative factor, Torchmark intends to continue to market its Medicare Supplement product as a major health product offering. Medicare beneficiaries represent a large and growing group of potential customers. Even though margins in this product are limited due to heavy regulation, standardized benefit plans, compensation limitations to agents, and mandated loss ratios, it still remains a profitable product to Torchmark.

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

However, Medicare Supplements remain a popular supplemental health policy with the country’s large and growing group of Medicare beneficiaries. About 85% of all Medicare beneficiaries have Medicare Supplements to cover at least some portion of the deductibles and coinsurance that the Federal Medicare program does not pay. Because of minimum loss ratio regulation, underwriting margins on Medicare Supplements are lower than those on Torchmark’s life business. However, due to United American’s low cost, service-oriented customer assistance and claims administration, as well as its economies of scale, it is a profitable line of business. In 2003, Congress passed legislation that in 2006 will provide Medicare covered prescription drugs, a benefit not previously covered by Medicare. While this is a major addition to the Medicare program, it will have little effect on Torchmark’s Medicare supplement business because the legislation does not require Medicare supplements to cover the co-pays and deductibles that the Medicare drug program does not cover. Torchmark does not write any Medicare supplement plans that provide prescription drug coverage. At this time, it appears that there will continue to be an important role for private insurers such as Torchmark in helping senior citizens cover their healthcare costs. As a result, Medicare Supplements should continue as a popular product for senior-age consumers.

As discussed above, the United American Agencies have emphasized sales of other limited benefit health products for which demand has increased in recent years. Consumer interest in these products has increased as a result of growing unavailability of individual major-medical plans and decreased coverage offered by employers. Margins on these other supplemental health plans are generally higher than those of Medicare Supplement. However, the Medicare Supplement product has higher persistency rates. Both of the United American agencies offer these limited benefit plans. Most of the plans being written are limited-benefit hospital and surgical plans that are lower cost alternatives to individual major medical plans, or that are bought to supplement employer-sponsored group health plans. Because of the limits on maximum benefits and other limits, these type plans are relatively less subject to the high rate increases that have been experienced in major medical-type plans.

Sales of other limited-benefit health products, in terms of first-year collected premium, rose 35% in 2004 to $97 million over $72 million in 2003. Annualized premium in force for other health products grew 21% in 2004 to $237 million, after rising 36% in 2003 to $195 million.

Cancer business is primarily produced by the Liberty National Agency. Cancer annualized premium in force represented 17% of Torchmark’s total health premium in force at December 31, 2004. Annualized premium in force declined 2% in 2004 but rose 5% in 2003. Approximately one half of the total cancer annualized premium in force consists of a closed block of cancer business which arose from a class action settlement in the mid-nineties. Significant rate increases to offset deteriorating margins on this closed block of business have been a continuing factor affecting growth in cancer premium in force in prior periods. Cancer sales, in terms of first-year collected premium, were $12.2 million in 2004, 26% above $9.6 million sold in 2003. First-year collections in 2003 increased 11% over the prior year.

HEALTH INSURANCE

Summary of Results

(Dollar amounts in millions)

	2004		2003		2002
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium	$1,048.7	100	$1,034.0	100	$1,019.1	100

Policy obligations	697.6	67	689.4	67	673.9	66
Required interest on reserves	(19.5)	(2)	(17.4)	(2)	(15.3)	(1)

Net policy obligations	678.1	65	672.0	65	658.6	65

Commissions and premium taxes	78.5	7	93.8	9	101.1	10
Amortization of acquisition costs	117.5	11	103.8	10	91.9	9

Total expense	874.1	83	869.6	84	851.6	84

Insurance underwriting margin before other income and administrative expenses	$174.6	17	$164.4	16	$167.5	16

Health insurance underwriting margin before other income and administrative expense increased 6% in 2004 from $164 million to $175 million. In 2003, health underwriting income declined 2% from $167 million in 2002. As a percentage of premium, underwriting income before other income and administrative expense rose in 2004 to 16.6%, largely as a result of the reduced loss ratios in the previously-mentioned closed block of cancer business at Liberty. In recent years, this block of business has experienced high loss ratios even though frequent premium rate increases have been implemented. The high loss ratios have been a result of increased claim costs due to the additional benefits required in the class-action settlements. As a percentage of premium, health margin declined from 17.2% in 2001 to 16.4% in 2002 and to 15.9% in 2003, a downtrend primarily caused by the growing loss ratios of this block. The Company recently announced that it has reached an agreement with parties in a class-action lawsuit (Roberts v. Liberty National Life Insurance Company) related to this block of business. (See Part 1, Item 3 – Legal Proceedings), The settlement provides for claims incurred after the effective date of the settlement in early March 2005 to be paid on an actual incurred basis, rather than a billed basis, which management estimates will reduce benefits paid going forward. It also provides for a grandfathered period for certain claimants that will allow them to be paid at billed rates for one year. The settlement also requires Liberty to reduce premiums and to maintain an 85% claims loss ratio over the remaining life of the business. As a result, premiums are estimated to decline from about $70 million per year prior to the settlement to about $50 million in force when the settlement is fully phased in, assuming no lapsed policies. Prior to the settlement, Liberty has had a claims loss ratio above 100% on this block.

Annuities.    Annuity products are marketed by Torchmark subsidiaries to service a variety of consumer needs, including retirement income and long-term, tax-deferred growth opportunities. Annuities are sold on both a fixed and variable basis. Annuities represented 1% of Torchmark’s 2004 premium revenue and less than 3% of insurance underwriting margin. While Torchmark continues to market annuity products, it does not emphasize this segment.

ANNUITIES

Summary of Results

(Dollar amounts in millions)

	2004	2003	2002
Policy charges	$27.7	$31.4	$39.2

Policy obligations	28.2	37.9	34.8
Required interest on reserves	(31.7)	(39.1)	(37.1)

Net policy obligations	(3.5)	(1.2)	(2.3)

Commissions and premium taxes	.1	.3	.3
Amortization of acquisition costs	17.1	20.5	26.6

Total expense	13.7	19.6	24.6

Insurance underwriting margin before other income and administrative expenses	$14.0	$11.8	$14.6

Annuity policy charges have declined in each period, as the average annuity account balance, upon which the majority of charges were based, has declined. Annuity underwriting margin before other income and administrative expenses rose 18% to $14 million in 2004, even though policy charges declined in 2004. The primary factor in this increase was the reduction in policy obligations resulting from the decline in guaranteed minimum death benefits from $5.0 million in 2003 to $2.8 million in 2004 due to higher equity markets in 2004 when compared with the prior year. A significant portion of product profitability of fixed annuities is derived from the spread of investment income earned versus contractual interest requirements credited to the policies. Because this interest spread exceeds policy benefit obligations, net policy obligations result in a negative balance and increase underwriting margin. Underwriting margins declined from $15 million in 2002 to $12 million in 2003. The 2003 decline resulted from the decline in the average annuity account balance even though the end of year balance rose 6% in 2003. Guaranteed minimum death benefits increased slightly in 2003 from $4.8 million.

Administrative expenses.    Torchmark’s operating expenses, as included in the Other and Corporate Segments, are classified in two categories: insurance administrative expenses and expenses of the parent company. Consider the following information for the three years ended December 31, 2004.

Operating Expenses Selected Information

(Dollar amounts in millions)

	2004	2003	2002
Insurance administrative expenses*	$141.6	$131.3	$124.6
Parent company expense	9.6	10.3	10.5

Total operating expenses	$151.2	$141.6	$135.1

Insurance administrative expenses:
Increase over prior year	7.8%	5.4%	4.7%
Expense as percentage of premium	5.7	5.5	5.5
Total operating expenses:
Increase over prior year	6.8	4.8	4.6
Expense as percentage of revenue**	4.9	4.8	4.9

*	Insurance administrative expenses exclude $807 thousand nonrecurring loss on sale of aircraft equipment in 2003.
**	Revenues include realized gains of $22.2 million in 2004, and losses of $3.3 million in 2003 and $38.7 million in 2002. Revenues in 2003 also include a nonrecurring interest income benefit of $4.3 million related to interest received on a tax settlement. Because realized gains and losses and nonrecurring items bear no relationship to core operations, Torchmark management removes the effect of these items from revenue when evaluating expense ratios.

Insurance administrative expenses as a percentage of premium and total operating expenses as a percentage of total revenue rose slightly in 2004 but held steady in 2003 versus 2002. Litigation expense in 2004 increased $3.4 million, affecting the 2004 increase. Increases in 2003 were mainly a result of an increase in pension expense of $2.7 million and slightly higher litigation expense.

Investments.    The following table summarizes Torchmark’s investment income and excess investment income.

Analysis of Excess Investment Income

(Dollar amounts in millions except for per share data)

	2004	2003	2002
Net investment income	$577.0	$557.7	$519.0
Reclassification of interest amount due to deconsolidation*	(.3)	(.4)	(.4)
Interest from tax settlements	- 0 -	(4.3)	- 0 -

Adjusted investment income (per segment analysis)	576.7	553.0	518.6

Interest credited to net insurance policy liabilities:
Interest on reserves	(370.1)	(351.2)	(331.8)
Interest on deferred acquisition costs	156.8	145.3	139.0

Net required	(213.3)	(205.9)	(192.8)

Financing costs	(32.9)	(29.5)	(34.5)

Excess investment income	$330.5	$317.6	$291.3

Excess investment income per diluted share	$2.95	$2.75	$2.41

Mean invested assets (at amortized cost)	$8,352.7	$7,848.5	$7,297.8

Average net insurance policy liabilities	4,078.2	3,771.9	3,421.0

Average debt and preferred securities (at amortized cost)	859.0	866.3	886.9

*	See —Note 12—Debt in the Notes to Consolidated Financial Statements.

The investment segment is responsible for the management of capital resources including investments, debt and cash flow. Excess investment income represents the profit margin attributable to investment operations. It is the measure that management uses to evaluate the performance of the investment segment as described in Note 15—Business Segments in the Notes to the Consolidated Financial Statements. It is defined as net investment income less both the interest credited to net policy liabilities and the interest cost associated with capital funding or “financing costs.” Management also views excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since 1986, Torchmark has used over $2.5 billion of cash flow to repurchase Torchmark shares under its ongoing share repurchase program after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, management believes that excess investment income per diluted share is an appropriate measure of the investment segment.

Excess investment income rose 4% in 2004 to $331 million. It increased 9% in 2003 and 16% in 2002. Excess investment income per diluted share increased 7% in 2004 to $2.95 per share from $2.75 per share. It increased 14% in 2003 and 21% in 2002. Growth in excess investment income is impacted by increases in investment income due to the growth in the portfolio and changes in rates available in financial markets. It is also affected by crediting rates on policy liabilities and changes in Torchmark’s borrowing costs. Additionally, share purchases in recent periods have caused excess investment income per share to grow faster than excess investment income.

The largest component of excess investment income is net investment income, which rose 3% to $577 million in 2004 and 7% to $558 million in 2003. Included in 2003 investment income was a nonrecurring interest income item resulting from a tax settlement of $4.3 million pretax. After excluding the nonrecurring item, as management views investment income, investment income rose 4% in 2004 and 7% in 2003, while mean invested assets at book value grew 7% in both periods. The decline in the growth rate of investment income is the result of falling investment interest rates for the period beginning with the second quarter of

2003 through 2004. As a result, the average yield on new investment acquisitions during that period was below the total portfolio yield. Further, calls on fixed maturity securities in the portfolio increased during the period, and the yield on the reinvestment of the proceeds was below that of the called securities. Given the sizable annual cash flow from Torchmark’s operations, management expects mean invested assets to continue to grow, but as long as the current low-interest rate environment continues, the rate of growth of investment income will be under pressure. More information about investment acquisitions follows under this caption.

Excess investment income is reduced by interest credited to net insurance policy liabilities and the interest paid on corporate debt. Information about interest credited to policy liabilities is shown in the following table.

Interest Credited to Net Insurance Policy Liabilities

(Dollar amounts in millions)

	Interest Credited	Average Net Insurance Policy Liabilities	Average Crediting Rate
2004
Life and Health	$180.3	$3,429.1	5.26%
Annuity	33.0	649.1	5.09%

Total	213.3	4,078.2	5.23%
Increase in 2004	4%	8%
2003
Life and Health	172.7	3,201.8	5.39%
Annuity	33.2	570.1	5.83%

Total	205.9	3,771.9	5.46%
Increase in 2003	7%	10%
2002
Life and Health	163.8	2,943.6	5.56%
Annuity	29.0	477.4	6.08%

Total	192.8	3,421.0	5.64%
Increase in 2002	2%	6%

Excess investment income has been positively affected by reduced crediting rates on certain policy liabilities in both periods. While interest credited increased 4% to $213 million in 2004, the 8% increase in average net policy liabilities in 2004 was partially offset by the decline in crediting rates from 5.46% to 5.23%. The 7% increase in interest credited in 2003 resulted from the 10% increase in average net liabilities, offset by a reduction in the average crediting rate to 5.46% from 5.64%. As discussed under the caption Annuities, the 10% growth in net policy liabilities in 2003 was primarily due to the annuity production from a new United American general agency and the transfers from United Investor variable policies to fixed annuities due to the deteriorating equity markets. The lower average crediting rates in both 2004 and 2003 resulted from reductions made by the Company in response to the low interest-rate environment.

Financing costs for the investment segment primarily consist of interest on Torchmark’s various debt instruments and are deducted from excess investment income. The table below reconciles interest expense per the Consolidated Statements of Operations to financing costs.

Reconciliation of Interest Expense to Financing Costs

(Amounts in millions)

	2004	2003	2002
Interest expense per Consolidated Statements of Operations	$56.5	$56.1	$58.0
Reclassification of interest amount due to deconsolidation(1)	(.3)	(.3)	(.4)
Benefit from interest-rate swaps(2)	(23.3)	(26.3)	(23.1)

Financing costs	$32.9	$29.5	$34.5

(1)	See Note 12—Debt in the Notes to Consolidated Financial Statements.
(2)	Included in the Consolidated Statements of Operations as a realized investment gain under the caption “Realized investment gains (losses)”. See Derivatives in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements.

The table below presents the components of financing costs.

Analysis of Financing Costs

(Amounts in millions)

	2004	2003	2002
Interest on funded debt	$52.3	$52.2	$52.2
Interest on short-term debt	4.1	3.8	5.6
Other	.1	.1	.2
Reclassification of interest amount due to deconsolidation	(.3)	(.3)	(.4)

Subtotal of interest expense	56.2	55.8	57.6
Benefit from interest-rate swaps	(23.3)	(26.3)	(23.1)

Financing costs	$32.9	$29.5	$34.5

Financing costs rose 11% or $3 million in 2004. The 2004 increase primarily resulted from the expiration in September 2004 of a profitable interest-rate swap, on which Torchmark had earned over $3 million per quarter during the first three quarters of 2004. The interest-rate swaps are agreements between Torchmark and certain banks for which Torchmark receives from the banks fixed rate payments that match the coupons that it pays to its debt holders, and makes floating rate payments based on LIBOR rates to the banks. While new swaps were entered into in August of 2004, the spreads on the new swaps were not as great as the expired swap and accounted for slightly more than $1 million of reduced interest cost per quarter. Also affecting financing costs in 2004 were rising short-term rates in the latter part of the year. These rising rates reduced the positive effect of Torchmark’s other swaps and increased short-term borrowing costs. Financing costs declined 15% in 2003. The significant decline in short-term interest rates from those of 2002 was a factor in the decline as it reduced short-term borrowing costs in 2003 and it favorably impacted the benefit of Torchmark’s interest-rate swaps. A full description of these swaps is disclosed in Note 12—Debt in the Notes to the Consolidated Financial Statements.

Torchmark’s investment strategy is to maintain a positive spread between yields on investments and the Company’s required yield on policy and financing costs. It is this positive spread that results in excess investment income. At the same time, Torchmark desires to invest predominately in investment-grade quality corporate fixed maturities. In prolonged periods of low interest rates, maintaining sufficient spread while limiting new investments to high quality becomes more challenging. Because Torchmark’s policy liabilities are very long-term in nature with predominantly fixed crediting rates, a low-rate environment must exist for a considerable period of time before any meaningful negative impact will be made on the spread. Nevertheless, Torchmark has addressed this issue in the recent periods of declining rates by lengthening maturities of new investment purchases to maximize the yield and revising the crediting rates on various products.

The chart below presents selected information about Torchmark’s fixed-maturity acquisitions in the years 2002 through 2004. Investment-grade corporate securities include both bonds and trust-preferred securities (classified as redeemable preferred stocks) with a diversity of issuers and industry sectors. Both yield and average life calculations on new purchases on noncallable bonds are based on the maturity date. In the case of callable bonds, the average life is based on the call date or maturity date, whichever produces the lowest yield (“yield to worst”).

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the Year
	2004	2003	2002
Cost of acquisitions:
Investment-grade corporate securities	$1,202.9	$1,333.7	$1,068.6
Other investment-grade securities	3.3	31.3	57.0
Below investment-grade securities	—	1.8	33.2

Total fixed-maturity acquisitions	$1,206.2	$1,366.8	$1,158.8

Average yield	6.37%	6.45%	7.39%
Effective annual yield	6.47%	6.55%	7.53%

Average life (in years, to worst call)	23.41	23.14	13.68

As rates have declined in recent periods, Torchmark has attempted to maximize yield on new investments by lengthening maturities as shown above. Management believes that the long-term, fixed-rate characteristics of its policy liabilities do not result in negative asset and liability matching. In years prior to 2003, Torchmark was able to maintain yields in excess of 7.25% on new acquisitions of investment-grade bonds. In 2003 and in 2004, however, yields at this level were unavailable for investment-grade bonds due to the lower interest-rate environment. As a result, new money was invested at an average effective yield of 6.47% in 2004 and 6.55% in 2003. In addition to the investment of new cash flow, the lower-yield environment during this period also impacted Torchmark as calls by issuers of securities have accelerated. Issuers are more likely to call bonds when rates are low because they can refinance them at a lower cost. These calls cause Torchmark to replace higher-yielding bonds with those available at lower prevailing yields. For the 2003-2004 period, bonds at a book value of $796 million were called yielding an average of 7.2%.

As long as the current yields on new fixed maturity acquisitions remain at or below those of the 2003-2004 period, the overall yield on the investment portfolio will slowly decline as will investment income and excess investment income. Torchmark has taken steps to minimize the potential impact of lower rates: maximizing the yield on investment-grade fixed maturity acquisitions by lengthening the life of acquisitions, reducing crediting rates on certain policy liabilities, and using interest rate swap agreements to offset some of its fixed rate debt. Management believes its strategy to mitigate the lower interest rate environment is appropriate, and with the sizeable annual cash flow generated from operations, the Company will be well positioned when investment interest rates eventually rebound.

Torchmark’s emphasis has been on bond investments over investments in equities, mortgages, or real estate. Therefore, the relative percentage of Torchmark’s investments by type continues to vary from industry norms. The following table presents a comparison of Torchmark’s components of invested assets at amortized cost as of December 31, 2004 with the latest industry data.

	Torchmark		Industry % (1)
	Amount (in millions)%
Bonds	$8,065.4	94.0	75.5
Equities	30.0	0.3	4.1
Mortgage loans	32.8	0.4	10.1
Real estate	13.7	0.2	0.8
Policy loans	305.0	3.6	4.1
Other invested assets	42.0	0.5	2.3
Short terms	88.2	1.0	3.1

	$8,577.1	100.0	100.0

(1)	Latest data available from the American Council of Life Insurance.

For an analysis of Torchmark’s fixed-maturity portfolio by component at December 31, 2004 and 2003, see Note 3—Investments in the Notes to Consolidated Financial Statements.

The distribution of expected repayments at December 31 of the indicated year is as follows:

	2004	2003
Short terms and under 1 year	5%	4%
2-5 years	30	29
6-10 years	16	28
11-15 years	9	9
16-20 years	9	5
Over 20 years	32	24

	100%	100%

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At December 31, 2004	At December 31, 2003
Average yield (book basis)	7.07%	7.24%
Average life (in years, to worst call)	12.7	11.3
Average life (in years, to maturity)	15.7	14.7
Effective duration (in years, to worst call) *	7.1	6.5
Effective duration (in years, to maturity)*	8.3	7.8

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

At the end of both 2004 and 2003, the fixed-maturity portfolio had a gross unrealized gain of $670 million. Gross unrealized losses on fixed maturities were $21 million at December 31, 2004, compared with $39 million a year earlier.

Credit Risk Sensitivity.    Credit risk is the level of certainty that a security’s issuer will maintain its ability to honor the terms of that security until maturity. In weak economic periods, the securities of industry sectors affected by the economic downturn suffer increased credit risk. As a result, securities in these weakened sectors could be downgraded by credit-rating agencies to below-investment grade status. Thus, the likelihood the issuers will honor their securities’ terms is reduced and the securities’ market values can be negatively impacted. As Torchmark continues to invest in corporate bonds with relatively long maturities, credit risk is a concern. Torchmark mitigates this ongoing risk, in part, by acquiring investment-grade bonds, and by investigating the financial fundamentals of each prospective issuer. Torchmark continues to monitor the status of issuers on an ongoing basis. At December 31, 2004, approximately 94% of invested assets at fair value were held in fixed-maturity securities. The major rating agencies considered 92% of this portfolio to be investment grade. The average quality rating of the portfolio continues to be BBB+. The table below demonstrates the credit rankings of Torchmark’s fixed-maturity portfolio at fair value as of December 31, 2004.

Rating	Amounts (in millions)%
AAA	$325.9	4
AA	250.9	3
A	3,439.7	39
BBB	3,983.8	46
BB	511.3	6
B	183.1	2
Less than B	20.0	-0-
Not rated	0.0	-0-

	$8,714.7	100

Torchmark’s current investment policy is to acquire only investment-grade obligations. Thus, any increases in below investment-grade issues are a result of ratings downgrades of existing holdings.

Torchmark additionally reduces credit risk by maintaining investments in a wide range of industry sectors. The following table presents the industry sectors that exceeded 2% of the corporate fixed-maturity portfolio at fair value at December 31, 2004.

Industry	%
Depository institutions	16
Insurance carriers	16
Electric, gas, sanitation services	14
Nondepository credit institutions (finance)	7
Communications	4
Chemicals & allied products	4
Transportation equipment	3
Oil & gas extraction	3
Food & kindred products	3
Petroleum refining & related industries	2
Media	2
Industrial, commercial machinery, computer equipment	2

Otherwise, no individual industry represented 2% or more of Torchmark’s corporate fixed maturities.

Market Risk Sensitivity.    Market risk is the risk that the value of a security will change because of a change in market conditions. Torchmark’s primary exposure to market risk is interest-rate risk, which is the risk that a change in a security’s value could occur because of a change in interest rates. Unrealized changes in value caused by changes in interest rates are significant to Torchmark’s investment portfolio because its fixed-maturity holdings at amortized cost represent approximately 94% of total investments and 59% of its total assets. The effects of interest rate fluctuations on fixed investments are reflected on an after-tax basis in Torchmark’s shareholders’ equity because these investments are marked to fair value under SFAS 115.

The actual interest-rate risk to Torchmark is reduced because the effect that changes in rates have on assets is offset by the effect they have on insurance liabilities and on debt. Interest assumptions are used to compute the majority of Torchmark’s insurance liabilities. These insurance liabilities, net of deferred acquisition costs, were $4.5 billion and debt was $.9 billion at December 31, 2004, compared with fixed-maturity investments of $8.1 billion at amortized cost at the same date. Because of the long-term nature of insurance liabilities, temporary changes in value caused by rate fluctuations have little bearing on ultimate obligations. In accordance with GAAP, insurance liabilities and debt are generally not marked to market.

Market risk is managed in a manner consistent with Torchmark’s investment objectives. Torchmark seeks to maintain a portfolio of high-quality, fixed-maturity assets that are available for sale. However, it is Torchmark’s primary objective to hold securities to maturity. Torchmark’s strong operating cash flow and stable, long-term policy liabilities decrease the likelihood of needing to sell fixed investments for operating liquidity. Some sales may be made to preserve capital due to changes in credit quality of individual securities or for certain business purposes. While the lengthening of the fixed-maturity portfolio can result in more period-to-period volatility in the fair value of the portfolio, Torchmark’s objective to generally hold securities to maturity to provide for its long-term liabilities minimizes any real impact of interest-rate changes on the Company. The Company expects 35% of the fixed portfolio to be repaid (including calls) within five years and 51% within ten years.

No derivative instruments are used to manage Torchmark’s exposure to market risk in the investment portfolio. Interest-rate swap instruments have been entered into by Torchmark in connection with its trust preferred stock and certain of its debt issues as discussed in Note 12—Debt in the Notes to the Consolidated Financial Statements and under the caption Capital Resources in this report.

The following table illustrates the market risk sensitivity of Torchmark’s interest-rate sensitive fixed-maturity portfolio at December 31, 2004 and 2003. This table measures the effect of a change in interest rates (as represented by the U.S. Treasury curve) on the fair value of Torchmark’s fixed-maturity portfolio. The data are prepared through a model which incorporates various assumptions and estimates to measure the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points. It takes into account the effect that special option features such as call options, put options, and unscheduled repayments could have on the portfolio, given the changes in rates. The valuation of these option features is dependent upon assumptions about future interest rate volatility that are based on past performance.

	Market Value of Fixed-Maturity Portfolio ($ millions)
Change in Interest Rates (in basis points)	At December 31, 2004	At December 31, 2003
-200	$10,233	$9,385
-100	9,445	8,729
0	8,715	8,103
100	8,083	7,555
200	7,493	7,032

Realized Gains and Losses.    As a group of life and health insurance carriers, Torchmark collects premium income from its policyholders for the eventual payment of policyholder benefits, sometimes paid many years or even decades in the future. In addition to the payment of these benefits, Torchmark also incurs acquisition costs, administrative expenses, and taxes as a part of its insurance operations. Because benefits are expected to be paid in future periods, premium receipts in excess of current expenses are invested to provide for these obligations. For this reason, Torchmark, as a part of its core insurance operations, holds a significant investment portfolio. This portfolio consists primarily of high-quality fixed maturities containing an adequate yield to provide for the cost of carrying these long-term insurance product obligations. As a result, fixed maturities are generally held for long periods to support the liabilities. Expected yields on these investments are taken into account when setting insurance premium rates and product profitability expectations.

Because Torchmark holds this large and diverse investment portfolio, investments are occasionally sold or called, resulting in a realized gain or loss. These gains and losses occur only incidentally, usually as the result of sales because of deterioration in investment quality of issuers or calls by the issuers. Investment losses are also caused by writedowns due to impairments. Torchmark does not engage in trading investments for profit. Therefore, gains or losses which occur in protecting the portfolio or its yield or which are beyond the control of management are only secondary to Torchmark’s core insurance operations of providing insurance coverage to policyholders. Unlike investment income, they are not considered in determining premium rates or product profitability of Torchmark’s insurance products.

Realized gains and losses can be significant in relation to the earnings from core insurance operations, however, and as a result, have a material positive or negative impact on net income. The significant fluctuations caused by gains and losses can cause period-to-period trends of net income to not be indicative of historical core operating results nor predictive of the future trends of core operations. Accordingly, they have no bearing on core insurance operations or segment results as management views its operations. For these reasons, Torchmark management removes the effects of realized gains and losses when evaluating its overall insurance operating results.

The following table summarizes Torchmark’s tax-effected realized gains (losses) by component for each of the years in the three-year period ended December 31, 2004.

Analysis of After-tax Realized Gains (Losses)

(Amounts in millions, except for per share data)

	Year Ended December 31,
	2004		2003		2002
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Realized gains (losses), net of tax, from:
Investment sales and calls	$8.7	$.08	$.6	$.01	$8.8	$.07
Writedown of fixed maturities	(2.8)	(.03)	(6.3)	(.06)	(58.1)	(.48)
Writedown of other investments	(1.3)	(.01)	(3.4)	(.03)	(2.5)	(.02)
Valuation of interest rate swaps	(5.3)	(.05)	(10.1)	(.09)	11.6	.10
Spread on interest rate swaps*	15.1	.14	17.1	.15	15.0	.12

Total	$14.4	$.13	$(2.1)	$(.02)	$(25.2)	$(.21)

*	The reduction in interest cost from swapping fixed-rate obligations to floating rate.

In each year, Torchmark wrote down several individual holdings to estimated fair value as a result of other-than-temporary impairment. The impaired securities met some or all of Torchmark’s criteria for other-than-temporary impairment as discussed in Note 3—Investments in the Notes to Consolidated Financial Statements and in its Critical Accounting Policies in this report. Pretax charges for these impairments were $6 million in 2004, $15 million in 2003, and $93 million in 2002. Of the issuers of bonds written down in 2002 through 2004, the bonds of 3 issuers were still held at December 31, 2004 at a fair value of $57 million and a recorded book value of $34 million.

Accounting rules require Torchmark to revalue its interest-rate swaps at their fair value at the end of each accounting period. The fair values of these instruments fluctuate with interest rates in financial markets and diminish with the passage of time so that their value is zero when they expire. Torchmark intends to hold its swaps until they expire and has historically done so. Therefore, while period-to-period fluctuations can be substantial, the value of the swaps and the cumulative unrealized gains and losses from marking the swaps to market value from inception will be zero when the swap agreements expire. Temporary unrealized changes in swap values are included as a component of “Realized investment gains (losses)” on the Consolidated Statement of Operations. This fair value adjustment for all swaps on a pretax basis was a negative $8 million in 2004, a negative $16 million in 2003, and a positive $18 million in 2002.

In September, 2003, the Securities and Exchange Commission informally interpreted SFAS 133, the GAAP rules concerning the reporting of nonhedged derivatives. Their interpretation concluded that all income and expenses related to a nonhedged derivative must be recorded in the same line item on the income statement that the adjustment to fair value is recorded. This interpretation was effective immediately with prior periods reclassified accordingly for comparability. To comply with this interpretation, Torchmark combines the cash settlements in interest cost with the noncash unrealized fair value adjustment as a component of realized investment gains and losses. Therefore, Torchmark includes the cash settlements on all swap derivatives in realized investment gains and losses. Torchmark’s pretax interest cost reduction from these cash settlements included in realized investment gains was a positive $23 million in 2004, a positive $26 million in 2003, and a positive $23 million in 2002. Torchmark continues to reduce interest cost for this benefit in its segment analysis, because the segment analysis is required by GAAP to be as management evaluates the performance of the segment. Torchmark views the benefit from lower interest rates as a reduction in its financing costs in its investment segment.

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

Cash flows provided from operations increased in each of the three years ended December 31, 2004 over their respective prior year. They were $767 million in 2004, $740 million in 2003, and $651 million in 2002. In addition, Torchmark received $574 million in investment maturities and repayments in 2004, adding to available cash flows. Such repayments were $682 million in 2003 and $304 million in 2002.

Torchmark has in place a line of credit facility with a group of lenders which allows unsecured borrowings and stand-by letters of credit up to $600 million. For a detailed discussion of this line of credit facility, see the commercial paper section of Note 12—Debt in the Notes to Consolidated Financial Statements.

Torchmark’s cash and short-term investments were $99 million at year-end 2004 and $64 million at year-end 2003. Additionally, Torchmark has a portfolio of marketable fixed and equity securities that are available for sale in the event of an unexpected need. These securities had a fair value of $8.8 billion at December 31, 2004. However, Torchmark’s strong cash flows from operations, investment maturities, and credit line availability make any need to sell securities for liquidity unlikely.

Liquidity of the parent company is affected by the ability of the subsidiaries to pay dividends. The parent receives dividends from subsidiaries in order to meet dividend payments on common and preferred stock, interest and principal repayment requirements on parent-company debt, and operating expenses of the parent company. For more information on the restrictions on the payment of dividends by subsidiaries, see the restrictions section of Note 13—Shareholders’ Equity in the Notes to Consolidated Financial Statements. Although these restrictions exist, dividend availability from subsidiaries historically has substantially exceeded the cash flow needs for parent company operations.

Off-Balance Sheet Arrangements.    As fully described and discussed in Note 12—Debt in the Notes to the Consolidated Financial Statements and under the subcaption Funded Debt, Torchmark has outstanding $150 million (par amount) 7 3/4% Trust Preferred Securities. The Capital Trusts which are liable for these securities are the legal entities which are responsible for the securities and facilitate the payment of dividends to shareholders. They are off-balance sheet arrangements which Torchmark is required to deconsolidate in accordance with GAAP rules. Deconsolidation is necessary because they are considered to be variable interest entities in which Torchmark has no variable interest and is therefore not the primary beneficiary of the entity, even though it owns all of the entity’s voting equity. While these liabilities are not on Torchmark’s balance sheet, they are represented by Torchmark’s 7 3/4% Junior Subordinated Debentures due to the trusts. These Junior Subordinated Debentures are a Torchmark liability of $155 million par and book value at December 31, 2004 and are indicated as a capital resource to Torchmark under the caption Capital Resources in this report. The 7 3/4% preferred dividends due to the preferred shareholders are funded by Torchmark’s 7 3/4% interest payment on its debt to the trusts. As described in Note 16—Commitments and Contingencies in the Notes to Consolidated Financial Statements, Torchmark has guaranteed the performance of the Capital Trusts to meet its financial obligations to the Trust Preferred shareholders.

Pension obligations to Torchmark’s employees are obligations of trust fund entities which are not reflected on Torchmark’s balance sheet. The obligations of these trusts are calculated in accordance with the terms of the pension plans. These trust entities hold assets which are funded through periodic contributions by Torchmark in a manner which will provide for the settlement of the pension obligations as they become due.

As of December 31, 2004, Torchmark had no other significant unconsolidated affiliates and no guarantees of the obligations of third-party entities. All of Torchmark’s guarantees, other than the Trust Preferred guarantee, were guarantees of the performance of consolidated subsidiaries, as disclosed in Note 16—Commitments and Contingencies. All of Torchmark’s derivative instruments were recorded at fair value on the balance sheet.

The following table presents information about Torchmark’s contractual obligations for the selected periods as of December 31, 2004.

	($ in millions)
	Total	2005	2006	2007	2008	2009	Thereafter
Fixed and determinable:
Long-term debt—principal	$692.4	-0-	$180.0	-0-	-0-	$99.5	$412.9
Long-term debt—interest(1)	792.1	$51.3	50.8	$40.1	$40.1	37.0	572.8
Capital leases	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Operating leases	15.5	3.4	2.8	2.0	1.7	1.3	4.3
Purchase obligations	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Pension obligations(2)	186.2	9.9	10.4	9.8	12.1	11.7	132.3
Fixed and determinable insurance obligations(3)	29.5	3.1	2.7	2.3	1.9	1.4	18.1
Other long-term obligations	11.2	6.0	5.2	-0-	-0-	-0-	-0-

Total fixed and determinable	1,726.9	73.7	251.9	54.2	55.8	150.9	1,140.4
Estimated contingent insurance obligations(4)	37,638.5	1,578.9	1,437.8	1,326.4	1,267.0	1,227.8	30,800.6

Total	$39,365.4	$1,652.6	$1,689.7	$1,380.6	$1,322.8	$1,378.7	$31,941.0

(1)	Interest on debt is based on Torchmark’s fixed contractual obligations. As certain debt instruments have related swaps which exchange fixed obligations to those based on floating rates, Torchmark’s actual interest cost may be greater or lesser than presented. At December 31, 2004, Torchmark had in place swaps with a notional amount of $529 million on its $692 million of long-term debt. More information about Torchmark’s swaps is found in Note 12—Debt in the Notes to Consolidated Financial Statements.
(2)	Pension obligations are liabilities in trust funds that are not reflected on Torchmark’s Consolidated Balance Sheet. At December 31, 2004, these pension obligations were $186 million, but there were also assets of $180 million in the pension entities to fund those obligations. The schedule of pension benefit payments is based on the same assumptions used to measure the pension obligations except there is no interest assumption, because the payments are undiscounted. Please refer to Note 11—Postretirement Benefits in the Notes to Consolidated Financial Statements for more information on pension obligations.
(3)	These are remaining fixed payments due under insurance contracts where benefit payments began on or before December 31, 2004. Unlike the liability on the Consolidated Balance Sheet, which is discounted, the scheduled amounts are undiscounted and will sum to an amount greater than the discounted liability.
(4)	“Estimated contingent insurance obligations” consist of estimated policy benefits to be paid in the future on policies in force at December 31, 2004. Estimates are provided because the timing of the benefit payments is uncertain. For a policy benefit to be paid, the policy must be current as to premium payments, and a triggering event must have occurred. Triggering events primarily include death or policy surrender for life insurance contracts and incurred medical claims for health insurance. The estimated obligations reflect the Company’s current best estimate of future mortality, morbidity, and persistency experience. Amounts reported as “Estimated contingent insurance obligations” are not computed using the same assumptions and methods that are used to calculate the liability for “Future policy benefits” reported on the Consolidated Balance Sheets for which assumptions are described in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Historically, premiums collected on Torchmark insurance policies have been more than sufficient to cover benefit payments and fund reserves for future payments, as well as, cover all policy acquisition and administrative expenses. In addition, the investment income earned on assets and operating cash flow is available in the unlikely event future premium revenue is insufficient to pay benefits.

A comparison of the estimated insurance revenue (premiums and investment income) to the estimated insurance obligations follows:

	($ in millions)
	Total	2005	2006	2007	2008	2009	Thereafter
Estimated insurance revenue	$48,157.5	$2,856.9	$2,607.5	$2,426.3	$2,272.9	$2,139.8	$35,854.1
Less estimated insurance obligations	37,638.5	1,578.9	1,437.8	1,326.4	1,267.0	1,227.8	30,800.6

Excess of insurance revenues over obligations	$10,519.0	$1,278.0	$1,169.7	$1,099.9	$1,005.9	$912.0	$5,053.5

The insurance revenue, and the $6.6 billion of invested assets supporting the liability for future policy benefits on the Consolidated Balance Sheet, are more than sufficient to cover the insurance obligations and all other anticipated policy expenses.

Capital Resources.    Torchmark’s capital structure consists of short-term debt (the commercial paper facility described in Note 12—Debt in the Notes to Consolidated Financial Statements), long-term funded debt, Junior Subordinated Debentures supporting its trust preferred securities, and shareholders’ equity. The Junior Subordinated Debentures are payable to Torchmark’s Capital Trusts which are liable for its Trust Preferred Securities. In accordance with GAAP, these instruments are included in “Due to affiliates” on the Consolidated Balance Sheet. An analysis of long-term debt issues outstanding is as follows at December 31, 2004.

Long-Term Debt at December 31, 2004

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Senior Debentures	2009	8 1/4%	$99.5	$101.8	$115.9
Notes	2023	7 7/8	168.9	166.0	206.5
Notes	2013	7 3/8	94.1	93.1	109.8
Senior Notes	2006	6 1/4	180.0	184.7	188.8
Issue expenses(1)				(5.5)

Total long-term debt			542.5	540.1	621.0
Junior Subordinated Debentures(2)	2041	7 3/4	154.6	154.6	160.8	(3)

Total			$697.1	$694.7	$781.8

(1)	Unamortized issue expenses incurred upon issuance of the Trust Preferred Securities.
(2)	Included in due to affiliates in accordance with accounting regulations.
(3)	Market value of the Trust Preferred Securities which are obligations of the unconsolidated capital trusts.

The carrying value of Torchmark’s 6 1/4% Senior Notes and its 8 1/4% Notes are adjusted each period to reflect the change in fair value of swap instruments which hedge the value of the notes. The 6 1/4% Note Swap instrument increased the value of long-term debt by $5.7 million and $12.0 million at December 31, 2004 and December 31, 2003, respectively. The 8 1/4% Note Swap, which commenced in August, 2004, increased the value of long-term debt $2.4 million at December 31, 2004.

The carrying value of the funded debt was $695 million at December 31, 2004, compared with $698 million a year earlier. See Note 12—Debt in the Notes to Consolidated Financial Statements for information concerning funded debt. In connection with these instruments, Torchmark had in place four interest-rate swap agreements at December 31, 2004, but also had another swap agreement which expired in September, 2004. These agreements exchange Torchmark’s fixed-rate obligations on the debt instruments to floating rates. Information about these swaps is also found in the debt note.

Torchmark maintains a significant available-for-sale fixed-maturity portfolio to support its insurance policyholders’ liabilities. Torchmark is required by an accounting rule (SFAS 115) to revalue this portfolio to fair market value at the end of each accounting period. The period-to-period changes in fair value, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity. Changes in the fair value of the portfolio result from changes in interest rates in financial markets. While SFAS 115 requires invested assets to be revalued, accounting rules do not permit interest-bearing insurance policy liabilities to be valued at fair value in a consistent manner. Due to the size of Torchmark’s policy liabilities in relation to its shareholders’ equity, this inconsistency in measurement usually has a material impact in the reported value of shareholders’ equity. If these liabilities were revalued in the same manner as the assets, the effect on equity would be largely offset. Fluctuations in interest rates cause undue volatility in the period-to-period presentation of Torchmark’s shareholders’ equity, capital structure, and financial ratios which would be essentially removed if interest- bearing liabilities were valued in the same manner as assets. For this reason, Torchmark’s management, credit rating agencies, lenders, many industry analysts, and certain other financial statement users prefer to remove the effect of SFAS 115 when analyzing Torchmark’s balance sheet, capital structure, and financial ratios.

The following tables present selected data related to Torchmark’s capital resources. Additionally, the tables present the effect of SFAS 115 on relevant line items, so that investors and other financial statement users may determine its impact on Torchmark’s capital structure.

Selected Financial Data

	At December 31, 2004		At December 31, 2003		At December 31, 2002
	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*
Fixed maturities (millions)	$8,715	$649	$8,103	$631	$7,194	$306
Deferred acquisition costs (millions) **	2,583	(37)	2,420	(37)	2,286	(18)
Total assets (millions)	14,252	612	13,466	594	12,365	288
Short-term debt (millions)	170	0	182	0	201	0
Long-term debt (millions)	695	0	698	0	701	0
Shareholders’ equity (millions)	3,420	398	3,240	386	2,851	187

Book value per diluted share	31.07	3.62	28.45	3.39	24.04	1.58
Debt to capitalization ***	20.2%	(2.1)%	21.4%	(2.2)%	24.0%	(1.3)%

Diluted shares outstanding (millions)	110.1		113.9		118.6
Actual shares outstanding (millions)	107.9		112.7		118.3

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item
**	Includes the value of insurance purchased
***	Torchmark’s debt covenants require that the effect of SFAS 115 be removed to determine this ratio

Torchmark’s ratio of earnings before interest and taxes to interest requirements (times interest earned) was 13.8 times in 2004, compared with 12.6 times in 2003, and 11.0 times in 2002. A discussion of Torchmark’s interest expense is included in the discussion of financing costs under the caption Investments in this report.

As previously mentioned, Torchmark’s Board reaffirmed its continued authorization of the Company’s stock repurchase program in 2004 in amounts and timing that management, in consultation with the Board, determined to be in the best interest of the Company. Torchmark has repurchased its common stock every year since 1986, except for 1995, the year following the acquisition of American Income. Since the beginning of 1998, Torchmark has repurchased 34.8 million shares at a total cost of $1.3 billion, and has acquired no fewer than 3.4 million shares in any one year. Management believes that Torchmark share purchases at favorable prices add incrementally to per share earnings, return on equity, and are an excellent way to increase total shareholder value. As noted earlier in this report, Torchmark acquired 5.2 million shares at a cost of $268 million in 2004, with excess cash flow. If the $268 million free cash flow used for the repurchase of Torchmark common stock had alternatively been invested in corporate bonds, an estimated $6.1 million of additional investment income, after tax, would have resulted and net income per diluted share would have increased 11% to $4.13. Because share purchases were made, actual net income per share was $4.19, an increase of 12%. Torchmark intends to continue the repurchase of its common shares when financial markets are favorable.

Credit Ratings.    The credit quality of Torchmark’s debt instruments and capital securities are rated by various rating agencies. During 2003, Standard and Poor’s upgraded Torchmark’s funded debt rating from A to A+ and its preferred securities rating from BBB+ to A-. The chart below presents Torchmark’s credit ratings as of December 31, 2004.

	Standard & Poors	Fitch	Moody’s	A.M. Best
Commercial Paper	A-1	F-1	P-2	AMB-1
Funded Debt	A+	A	A3	a
Preferred Stock	A-	A-	baa1	a-

The financial strength of Torchmark’s major insurance subsidiaries are also rated by Standard & Poor’s and A.M. Best. Standard and Poor’s lowered the insurance financial strength rating of United Investors to A+ from AA, noting that United Investors was no longer a strategic subsidiary to Torchmark. Also during 2003, A. M. Best upgraded American Income’s insurance financial strength rating to A+ (Superior) from A (Excellent). The following chart presents these ratings for Torchmark’s five largest insurance subsidiaries at December 31, 2004.

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

OTHER ITEMS

Litigation.    Torchmark and its subsidiaries continue to be named as parties to pending or threatened litigation, much of which involves punitive damage claims based upon allegations of agent misconduct at Liberty in Alabama. Such punitive damage claims are tried in Alabama state courts where any punitive damage litigation may have the potential for significant adverse results since punitive damages in Alabama are based upon the compensatory damages (including mental anguish) awarded and the discretion of the jury in awarding compensatory damages is not precisely defined. Additionally, it should be noted that Torchmark subsidiaries actively market insurance in the State of Mississippi, a jurisdiction which is nationally recognized for large punitive damage verdicts. Bespeaking caution is the fact that it is impossible to predict the likelihood or extent of punitive damages that may be awarded if liability is found in any given case. It is thus difficult to predict with certainty the liability of Torchmark or its subsidiaries in any given case because of the unpredictable nature of this type of litigation. Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, contingent liabilities arising from threatened and pending litigation are not presently considered by management to be material. For more information concerning litigation, please refer to Note 16—Commitments and Contingencies in the Notes to the Consolidated Financial Statements.

TRANSACTIONS WITH RELATED PARTIES

Information regarding related party transactions is found in Note 17 - Related Party Transactions in the Notes to Consolidated Financial Statements.

NEW UNADOPTED ACCOUNTING RULES

Stock Option Expensing: Stock options have been granted to executives, employees, consultants, and directors as a form of compensation to provide motivation and to align the interests of these groups with the same interests of shareholders. Because they are generally granted at the fair value of Torchmark stock at the date of grant, the value of these options increases as the value of Torchmark stock increases. The cost of these options is in the dilution caused by the exercise of the options, as the grantees’ ownership of the Company grows in relation to existing shareholders. This cost has historically been reflected in per share earnings in the financial statements through the increased dilution.

In December 2004, the FASB revised Statement 123, Share-Based Payment (Statement 123R,) effective for Torchmark as of July 1, 2005. The provisions of this statement will require Torchmark to assign a hypothetical “fair value” to option grants and to recognize an expense in the financial statements for stock options based on this value, amortized over the period that the option vests. This expense will be deducted from earnings and earnings per share in addition to it already being reflected in the dilution computation described above.

The “fair value” method contrasts with the “intrinsic value” method currently permitted by GAAP and used by Torchmark, whereby a value is assigned to an option only if the grant price is less than the fair value of the stock at the date of grant. Because Torchmark’s options are generally granted at an exercise price equal to the fair value of Torchmark stock, Torchmark has historically incurred no option expense. GAAP rules currently require Torchmark to disclose in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements the impact on earnings on a pro forma basis as if the “fair value” method were in effect. The company does not expect the adoption of this Statement to materially alter its methodology of calculating option expense or the results of expensing options to vary materially from the pro forma prior-period disclosures.

While restatement of prior periods is permitted, the Statement also permits a “modified prospective” method of adoption, whereby the expense of all unvested options as of July 1, 2005 and options granted after July 1, 2005 are expensed in accordance with the Statement after that date. Torchmark will elect the modified prospective method of adoption.

The “fair value” assigned to option grants is derived from complex option pricing models using subjective assumptions such as price volatility and expected term. Considerable judgment is sometimes involved in the determination of these assumptions, which must be made at the time of option grant. Variations in actual experience versus the assumptions can cause material differences in an option’s actual value when it is ultimately exercised versus its expense recorded in the financial statements. Additionally, popular pricing models do not take into account specific characteristics of employee option grants, such as vesting and transferability restrictions. They also ignore the concept of mean reversion, assigning a higher value to an option when the underlying stock price is historically higher, when in reality an option is more valuable when granted at a historically lower price. Torchmark plans to use the Black-Scholes pricing model as it has done for the pro forma disclosures, with assumptions most reflective of Torchmark’s experience.

Earnings per Share: As described in Note 1—Significant Accounting Policies, diluted earnings per share include the dilution resulting from the potential conversion of dilutive securities such as stock options into Torchmark common stock. The potential dilution from stock options has traditionally been calculated using the “treasury stock method” required by GAAP. This method assumes that Torchmark uses the funds derived from the assumed exercise of options to buy treasury stock, thus reducing the net number of new shares outstanding resulting from the exercise.

The issuance by the FASB of Statement 123R, requiring the expensing of stock options, revises the method of computing dilutive shares. The revised method does not allow the treasury stock method which simulates cash flow, but instead limits cash receipts from the tax benefit and injects hypothetical concepts such as “unrecognized option expense” to the dilution model. As a result, diluted shares outstanding under the new Standard will bear no relationship to diluted shares outstanding under the historical model or to a pattern that the Company could actually replicate with its cash flow.

CRITICAL ACCOUNTING POLICIES

Future Policy Benefits.    Because of the long-term nature of insurance contracts, Torchmark’s insurance companies are liable for policy benefit payments that will be made in the future. The liability for future policy benefits is determined by standard actuarial procedures common to the life insurance industry. The accounting policies for determining this liability are disclosed in Note 1—Significant Accounting Policies in the Notes to the Consolidated Financial Statements. While management and company actuaries have used their best judgment in determining the assumptions and in calculating the liability for future policy benefits, there is no assurance that the estimate of the liabilities reflected in the financial statements represents Torchmark’s ultimate obligation. Additionally, because of the size of this liability, significantly different assumptions could result in materially different reported amounts. A list of the significant assumptions used to calculate the liability for future policy benefits is reported in Note 7—Future Policy Benefits Reserves in the Notes to the Consolidated Financial Statements.

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

The actuarial assumptions used in determining Torchmark’s obligations for pensions include employee mortality and turnover, retirement age, the expected return on plan assets, projected salary increases, and the discount rate at which future obligations could be settled. These assumptions have an important effect on the pension obligation. A decrease in the discount rate or rate of return on plan assets will cause an increase in Torchmark’s pension obligation. A decrease in projected salary increases will cause a decrease in this obligation. These assumptions are subjective in many cases and small changes in certain assumptions may cause material differences in reported results. While management has used its best efforts to determine the most reliable assumptions, given the information available from company experience, economic data, independent consultants and other sources, no assurance can be given that actual results will be the same as expected. The assumptions are reviewed annually and revised, if necessary, based on more current information available to the company. Torchmark’s discount rate, rate of return on assets, and projected salary increase assumptions are disclosed in Note 11—Postretirement Benefits in the Notes to Consolidated Financial Statements. This note also contains information about pension plan assets, investment policies, funded status, and other related data.

CAUTIONARY STATEMENTS

Torchmark cautions readers regarding certain forward-looking statements contained in the foregoing discussion and elsewhere in this document, and in any other statements made by, or on behalf of Torchmark whether or not in future filings with the Securities and Exchange Commission. Any statement that is not a historical fact, or that might otherwise be considered an opinion or projection concerning Torchmark or its business, whether express or implied, is meant as and should be considered a forward-looking statement. Such statements represent management’s opinions concerning future operations, strategies, financial results or other developments.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is found under the heading Market Risk Sensitivity found in Item 7 beginning on page 28 of this report.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Torchmark Corporation

Birmingham, Alabama

We have audited the accompanying consolidated balance sheets of Torchmark Corporation and subsidiaries (“Torchmark”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of Torchmark’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Torchmark Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Torchmark’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of Torchmark’s internal control over financial reporting and an unqualified opinion on the effectiveness of Torchmark’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Dallas, Texas

March 11, 2005

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in millions except per share data)

	December 31,
	2004	2003
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2004—$8,065.4; 2003—$7,472.0)	$8,714.7	$8,102.8
Equity securities, at fair value (cost: 2004—$30.0; 2003—$49.1)	36.9	57.4
Mortgage loans on real estate, at cost (estimated fair value: 2004—$32.5; 2003—$114.0)	32.8	115.4
Investment real estate, at cost (less allowance for depreciation: 2004—$21.4; 2003—$20.8)	13.7	14.8
Policy loans	305.0	294.1
Other long-term investments	41.1	53.6
Short-term investments	88.2	51.6

Total investments	9,232.4	8,689.7

Cash	10.7	12.7
Securities lending collateral	172.6	-0-
Accrued investment income	153.2	142.7
Other receivables	73.4	85.4
Deferred acquisition costs	2,506.2	2,330.0
Value of insurance purchased	77.2	89.9
Property and equipment, net of accumulated depreciation	29.5	29.8
Goodwill	378.4	378.4
Other assets	24.3	13.0
Separate account assets	1,594.3	1,693.9

Total assets	$14,252.2	$13,465.5

Liabilities:
Future policy benefits	$6,616.8	$6,204.2
Unearned and advance premiums	93.1	96.6
Policy claims and other benefits payable	265.7	249.0
Other policyholders’ funds	88.1	86.9

Total policy liabilities	7,063.7	6,636.7

Deferred and accrued income taxes	993.5	905.1
Securities lending obligation	172.6	-0-
Other liabilities	141.2	107.3
Short-term debt	170.4	182.4
Long-term debt (estimated fair value: 2004—$621.0; 2003—$626.2)	540.1	543.4
Due to affiliates	156.6	156.6
Separate account liabilities	1,594.3	1,693.9

Total liabilities	10,832.4	10,225.4

Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: -0- in 2004 and in 2003	-0-	-0-
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2004—108,783,658 issued, less 839,737 held in treasury and 2003—113,783,658 issued, less 1,069,053 held in treasury)	108.8	113.8
Additional paid-in capital	484.9	501.0
Accumulated other comprehensive income	405.9	393.1
Retained earnings	2,462.5	2,273.4
Treasury stock	(42.3)	(41.2)

Total shareholders’ equity	3,419.8	3,240.1

Total liabilities and shareholders’ equity	$14,252.2	$13,465.5

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenue:
Life premium	$1,395.5	$1,310.4	$1,220.7
Health premium	1,048.7	1,034.0	1,019.1
Other premium	27.7	31.4	39.2

Total premium	2,471.9	2,375.8	2,279.0

Net investment income	577.0	557.7	519.0
Realized investment gains (losses)	22.2	(3.3)	(38.7)
Other income	0.4	.8	2.1

Total revenue	3,071.5	2,931.0	2,761.4

Benefits and expenses:
Life policyholder benefits	919.8	862.8	815.4
Health policyholder benefits	697.6	689.4	673.9
Other policyholder benefits	28.3	37.9	34.8

Total policyholder benefits	1,645.7	1,590.1	1,524.1

Amortization of deferred acquisition costs	347.2	321.7	297.5
Commissions and premium taxes	150.1	167.6	168.3
Other operating expense	151.2	142.4	135.1
Interest expense	56.5	56.1	58.0

Total benefits and expenses	2,350.7	2,277.9	2,183.0

Income before income taxes and cumulative effect of change in accounting principle	720.8	653.1	578.4

Income taxes	(245.1)	(223.0)	(195.0)

Net income before cumulative effect of change in accounting principle	475.7	430.1	383.4
Cumulative effect of change in accounting principle (less applicable income tax benefit of $3.9)	(7.1)	-0-	-0-

Net income	$468.6	$430.1	$383.4

Basic net income per share:
Net income before cumulative effect of change in accounting principle	$4.32	$3.75	$3.19
Cumulative effect of change in accounting principle (net of tax)	(.06)	-0-	-0-

Net income	$4.26	$3.75	$3.19

Diluted net income per share:
Net income before cumulative effect of change in accounting principle	$4.25	$3.73	$3.18
Cumulative effect of change in accounting principle (net of tax)	(.06)	-0-	-0-

Net income	$4.19	$3.73	$3.18

Dividends declared per common share	$.44	$0.40	$0.36

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

	Year Ended December 31,
	2004	2003	2002
Net income	$468.6	$430.1	$383.4

Other comprehensive income:
Unrealized investment gains (losses):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	28.9	330.3	236.9
Reclassification adjustment for (gains) losses on securities included in net income	(6.4)	14.0	76.3
Reclassification adjustment for amortization of (discount) and premium	2.5	(.2)	(4.7)
Foreign exchange adjustment on securities marked to market	(7.9)	(10.7)	(.8)

Unrealized gains (losses) on securities	17.1	333.4	307.7

Unrealized gains (losses) on other investments	(1.2)	(.5)	.2

Unrealized gains (losses), adjustment to deferred acquisition costs	(.5)	(19.2)	(19.0)

Total unrealized investment gains (losses)	15.4	313.7	288.9

Applicable tax	(5.4)	(109.8)	(101.0)

Unrealized investment gains (losses), net of tax	10.0	203.9	187.9

Foreign exchange translation adjustments, other than securities, net of tax	2.8	12.6	1.1

Other comprehensive income (loss)	12.8	216.5	189.0

Comprehensive income	$481.4	$646.6	$572.4

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in millions except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Year Ended December 31, 2002

Balance at January 1, 2002	$-0-	$126.8	$552.6	$(12.4)	$1,978.9	$(148.9)	$2,497.0
Comprehensive income				189.0	383.4		572.4
Common dividends declared ($0.36 a share)					(43.1)		(43.1)
Acquisition of treasury stock						(182.2)	(182.2)
Exercise of stock options			.9		(2.3)	7.5	6.1
Other			1.3				1.3

Balance at December 31, 2002	-0-	126.8	554.8	176.6	2,316.9	(323.6)	2,851.5

Year Ended December 31, 2003

Comprehensive income				216.5	430.1		646.6
Common dividends declared ($0.40 a share)					(45.6)		(45.6)
Acquisition of treasury stock						(225.3)	(225.3)
Exercise of stock options			1.4		(2.4)	12.9	11.9
Retirement of treasury stock		(13.0)	(56.2)		(425.6)	494.8	-0-
Other			1.0				1.0

Balance at December 31, 2003	-0-	113.8	501.0	393.1	2,273.4	(41.2)	3,240.1

Year Ended December 31, 2004

Comprehensive income				12.8	468.6		481.4
Common dividends declared ($0.44 a share)					(48.2)		(48.2)
Acquisition of treasury stock						(285.3)	(285.3)
Exercise of stock options			4.8		(6.5)	32.6	30.9
Retirement of treasury stock		(5.0)	(21.8)		(224.8)	251.6	-0-
Other			0.9				0.9

Balance at December 31, 2004	$-0-	$108.8	$484.9	$405.9	$2,462.5	$(42.3)	$3,419.8

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

	Year Ended December 31,
	2004	2003	2002
Net income	$468.6	$430.1	$383.4
Adjustments to reconcile net income to cash provided from operations:
Increase in future policy benefits	353.8	344.6	316.3
Increase (decrease) in other policy benefits	14.4	11.1	(1.6)
Deferral of policy acquisition costs	(515.2)	(469.6)	(420.3)
Amortization of deferred policy acquisition costs	347.2	321.7	297.5
Change in deferred and accrued income taxes	94.0	76.4	39.6
Depreciation	4.8	4.8	5.2
Realized losses on sale of investments and properties	1.1	29.6	61.8
Change in accounts payable and other liabilities	3.6	5.8	(22.5)
Change in receivables	(15.7)	(14.7)	(3.5)
Changes in other accruals and adjustments	(.5)	.7	(5.1)
Change in accounting principle	11.0	-0-	-0-

Cash provided from operations	$767.1	$740.5	$650.8

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Amounts in millions)

	Year Ended December 31,
	2004	2003	2002
Cash provided from operations	$767.1	$740.5	$650.8
Cash used for investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	46.0	91.7	423.7
Fixed maturities available for sale—matured, called, and repaid	573.5	682.0	303.7
Equity securities	32.5	5.3	-0-
Mortgage loans	83.9	6.3	3.7
Real estate	1.2	-0-	1.1
Other long-term investments	.3	10.8	1.3

Total investments sold or matured	737.4	796.1	733.5
Acquisition of investments:
Fixed maturities—available for sale	(1,206.2)	(1,366.8)	(1,158.8)
Equity securities	(5.7)	(27.0)	(23.5)
Mortgage loans	(.2)	(2.9)	(13.3)
Real estate	(.7)	(.4)	(.8)
Net increase in policy loans	(10.9)	(14.7)	(12.4)
Other long-term investments	(2.3)	(3.0)	-0-

Total investments acquired	(1,226.0)	(1,414.8)	(1,208.8)
Net (increase) decrease in short-term investments	(36.6)	21.4	61.3
Net change in payable or receivable for securities	29.6	(2.2)	(52.3)
Dispositions of properties	.4	3.4	.2
Additions to properties	(4.0)	(3.6)	(2.4)

Cash used for investment activities	(499.2)	(599.7)	(468.5)
Cash provided from (used for) financing activities:
Issuance of common stock	26.1	10.5	5.1
Cash dividends paid to shareholders	(48.8)	(43.9)	(43.5)
Net repayment of short-term debt	(12.0)	(19.0)	(2.5)
Redemption of long-term debt	-0-	-0-	(.1)
Acquisition of treasury stock	(285.3)	(225.3)	(182.2)
Net receipts (payments) from deposit product operations	50.1	142.4	44.4

Cash provided from (used for) financing activities	(269.9)	(135.3)	(178.8)
Increase (decrease) in cash	(2.0)	5.5	3.5
Cash at beginning of year	12.7	7.2	3.7

Cash at end of year	$10.7	$12.7	$7.2

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions except per share data)

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

In December 2003, the Financial Accounting Standards Board (FASB) revised its previously issued FASB Interpretation 46 (FIN46R) to clarify the definition of a variable interest and the instructions for consolidating variable interest entities (VIE’s). Primary beneficiaries only are required to consolidate VIE’s. Therefore, a company may have voting control of a VIE, but if it is not the primary beneficiary of the VIE in accordance with FIN46R, it is not permitted to consolidate the VIE. The trusts that are liable for Torchmark’s Trust Preferred Securities meet the definition of VIE’s. However, Torchmark is not the primary beneficiary because its interest is not variable. Therefore, Torchmark is not permitted to consolidate its interest in these trusts, even though it owns 100% of the voting equity of the Trusts. For this reason, Torchmark reports its 7¾% Junior Subordinated Debentures due to the Trusts as “Due to Affiliates” each period at its carrying value of $155 million.

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

Gains and losses realized on the disposition of investments are determined on a specific identification basis. Realized investment gains and losses and investment income attributable to separate accounts are credited to the separate accounts and have no effect on Torchmark’s net income. Investment income attributable to all other insurance policies and products is included in Torchmark’s net investment income. Net investment income for the years ended December 31, 2004, 2003, and 2002, included $370 million, $351 million, and $332 million, respectively, which was allocable to policyholder reserves or accounts. Realized investment gains and losses are not allocated to insurance policyholders’ liabilities.

Impairment of Investments: In March, 2004, the Emerging Issues Task Force reached a consensus concerning Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). It calls for evaluation of all of Torchmark’s fixed-maturity and equity investments for other-than-temporary impairment each reporting period using a three-step approach. First, evaluate if the investment is impaired (fair value is less than cost or amortized cost). Second, determine whether the impairment is other-than-temporary. While specific steps are outlined, this step requires considerable evidence-based judgment as to the ultimate recoverability of amounts due, taking into account the severity and duration of the impairment. An assessment of the ability and intent to hold the security to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 1—Significant Accounting Policies (continued)

recovery is also a factor. In the event there is an other-than-temporary impairment, the third step involves a writedown of the cost basis of the security to fair value, which becomes the new cost basis. EITF 03-1 also calls for certain disclosures.

This new accounting rule was to be effective for Torchmark beginning July 1, 2004. However, in the third quarter of 2004, the FASB deferred the effective date of certain portions of this rule until it could be further considered. The portions deferred relate to steps two and three in the impairment analysis above. The disclosures called for by EITF 03-1 were maintained, and appear in Note 3—Investments. At the present time, Torchmark evaluates securities for other-than-temporary impairment as described in Note 3. If a security is determined to be other-than-temporarily impaired, the cost basis of the security is written down to fair value and is treated as a realized loss. Investment income on other-than-temporarily impaired investments which is past due is not recorded until received.

Derivatives: Torchmark accounts for derivative instruments in accordance with Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended. All of Torchmark’s derivatives, which consist of interest-rate swaps, are carried at fair market value in the consolidated financial statements. Fluctuations in these values adjust realized investment gains and losses. If a derivative qualifies as a fair value hedge under SFAS 133, gains and losses in the derivative are substantially offset by changes in the underlying hedged instrument.

During 2003, the Securities and Exchange Commission made known interpretative guidance concerning SFAS 133. They have concluded that all income and expenses related to a nonhedged derivative must be recorded in the same line item that the adjustment to fair value is recorded. This interpretation also requires prior periods to be reclassified accordingly for comparability. In order to comply with this interpretation, Torchmark no longer reduces its interest expense on the Statement of Operations for the reduction in interest cost for swapping its fixed rate for a variable rate on nonhedged derivatives. Instead, this benefit from cash settlements is reported as a component of realized investment gains (losses), the same line where the required fair value adjustment for nonhedged derivatives is reported. Torchmark has also reported the interest cost benefit on hedged derivatives as a component of realized gains (losses), in order to report these items on a consistent basis. In its segment disclosure, however, Torchmark continues to report the interest cost benefit from the swaps as a reduction in interest expense, as GAAP requires this disclosure to be presented as management views its business.

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

Securities Lending: Torchmark has entered into a securities lending agreement whereby certain securities from its portfolio are loaned to other institutions. Cash collateral obtained from the borrower, equal to 102% of the market value of the loaned securities plus accrued interest, is deposited with a lending agent and invested by that agent in accordance with the Company’s guidelines to generate additional income. Torchmark shares this income with the lending agent. Torchmark maintains full ownership rights to the securities loaned and continues to earn interest on them. Accordingly, the loaned securities are included in invested assets. The securities lending collateral is recognized as an asset with a corresponding liability for the obligations to return the collateral.

Recognition of Premium Revenue and Related Expenses: Premiums for insurance contracts which are not defined as universal life-type according to SFAS 97 are recognized as revenue over the premium-paying period of the policy. Profits for limited-payment life insurance contracts as defined by SFAS 97 are recognized over the contract period. Premiums for universal life-type and annuity contracts are added to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 1—Significant Accounting Policies (continued)

the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Variable life and annuity products are also assessed an investment management fee and a sales charge. Life premium includes policy charges of $60.9 million, $64.7 million, and $69.0 million for the years ended December 31, 2004, 2003, and 2002, respectively. Other premium includes annuity policy charges for the years ended December 31, 2004, 2003, and 2002, of $27.5 million, $31.2 million, and $39.0 million, respectively. Profits are also earned to the extent that investment income exceeds policy liability requirements. The related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of deferred acquisition costs in a manner which recognizes profits as they are earned over the same period.

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

Separate Accounts: Separate accounts have been established in connection with Torchmark’s variable life and annuity businesses. The investments held for the benefit of contractholders (stated at fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 1—Significant Accounting Policies (continued)

value) are reported as “Separate Account Assets” and the corresponding deposit balance liabilities are reported as “Separate Account Liabilities.” The separate account investment portfolios and liabilities are segregated from Torchmark’s other assets and liabilities and these assets are invested in mutual funds of various unaffiliated mutual fund providers. Deposit collections, investment income, and realized and unrealized gains and losses on separate accounts accrue directly to the contractholders. Therefore, these items are added to the separate account balance and are not reflected in income. Fees are charged to the deposit balance for insurance risk, administration, and surrender. There is also a sales charge and an investment management fee. These fees and charges are included in premium revenues.

Guaranteed Minimum Policy Benefits: Torchmark’s variable annuity contracts generally provide contractual guarantees in the event of death of the contract holder to at least provide the return of the total deposits made to the contract, net of withdrawals. In some cases, they provide other additional minimum amounts.

In 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1), which was adopted by Torchmark on January 1, 2004. This Statement covers various aspects of accounting for nontraditional product features in order to increase uniformity in practice. The primary issue in the Statement affecting Torchmark is the accounting for liabilities for certain guaranteed minimum policy benefits on Torchmark’s variable annuities. Upon adoption, Torchmark established a liability for these guaranteed minimum policy benefits in the amount of $8.2 million and wrote down deferred acquisition costs in the amount of $2.8 million. As a result, Torchmark recorded a charge in the amount of $11.0 million before tax ($7.1 million after tax) to reflect the guaranteed benefits. This charge was reported as a cumulative effect of a change in accounting principle in 2004.

Subsequent to adoption, the liability for these minimum guarantees is determined each period end by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used. If actual experience or other evidence suggests that earlier assumptions should be revised, Torchmark adjusts the additional liability balance with a related charge or credit to benefit expense. See Note 6—Guaranteed Minimum Policy Benefits for more information on this liability.

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

Goodwill: The excess cost of businesses acquired over the fair value of their net assets is reported as goodwill. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is subject to annual impairment testing based on the procedures outlined in the Statement. Amortization of goodwill is not permitted. Torchmark tested its goodwill annually in each of the years 2002 through 2004. As a result of the tests, Torchmark’s goodwill was not impaired in any of the periods. Therefore, Torchmark continues to carry its goodwill at the January 1, 2002 balance of $378 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 1—Significant Accounting Policies (continued)

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

Torchmark has elected to account for its stock options under the intrinsic value method as outlined in APB 25, and has therefore computed the required pro forma earnings disclosures utilizing the fair value method. The fair value method requires the use of an option valuation model to value employee stock options. Torchmark uses the Black-Scholes valuation model to value its options, and pro forma compensation expense is based on these values. The pro forma expense is then charged to pro forma earnings over the option vesting period. Under the intrinsic value method, compensation expense for Torchmark’s option grants is only recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant.

Torchmark’s pro forma earnings information is presented in the following table. The effects of applying SFAS 123 in the pro forma disclosures are not necessarily indicative of future amounts.

	For the Year Ended December 31,
	2004	2003	2002
Net income as reported	$468.6	$430.1	$383.4
After-tax stock-based compensation, as reported	.3	.4	.5
After-tax stock-based compensation, fair value method	(8.0)	(8.1)	(8.2)

Pro forma net income	$460.9	$422.4	$375.7

Earnings per share:
Basic—as reported	$4.26	$3.75	$3.19

Basic—pro forma	$4.19	$3.68	$3.12

Diluted—as reported	$4.19	$3.73	$3.18

Diluted—pro forma	$4.11	$3.67	$3.12

In December 2004, the FASB revised Statement 123, Share-Based Payment (Statement 123R), effective for Torchmark as of July 1, 2005. The provisions of this document will require Torchmark to record an expense in the financial statements for stock options based on the “fair value method,” as presented in the pro forma disclosure above. While restatement of prior periods is permitted, the Statement also permits a “modified prospective” method of adoption, whereby the expense of all unvested options as of July 1, 2005 and options granted subsequent to July 1, 2005 are expensed in accordance with the Statement after that date. Torchmark will elect the modified prospective method of adoption. The Company does not expect the adoption of this Statement to materially alter its methodology of calculating stock option expense from the pro forma methods and results disclosed for prior periods.

Earnings Per Share: Torchmark presents basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts, such as stock options, which could be exercised or converted into common shares. For more information on earnings per share, see Note 13—Shareholders’ Equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 1—Significant Accounting Policies (continued)

Reclassifications: Certain amounts in the consolidated financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously-reported shareholders’ equity or net income for the periods involved.

Note 2—Statutory Accounting

Life insurance subsidiaries of Torchmark are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders’ equity (capital and surplus) on a statutory basis for the insurance subsidiaries were as follows:

	Net Income Year Ended December 31,			Shareholders’ Equity At December 31,
	2004	2003	2002	2004	2003
Life insurance subsidiaries	$353.8	$331.6	$235.3	$952.1	$935.3

The excess, if any, of shareholders’ equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution to Torchmark without regulatory approval.

Torchmark’s statutory financial statements are presented on the basis of accounting practices prescribed by the insurance department of the state of domicile of each insurance subsidiary. All states have adopted the National Association of Insurance Commissioners’ (NAIC) statutory accounting practices (“NAIC SAP”) as the basis for statutory accounting. However, certain states have retained the prescribed practices of their respective insurance code or administrative code which can differ from NAIC SAP. There are no significant differences between NAIC SAP and the accounting practices prescribed by the state of domicile for Torchmark’s life insurance companies that affect statutory surplus except as noted in the chart below.

	December 31,
	2004	2003
Statutory capital and surplus, as reported	$952.1	$935.3
State prescribed practice: Preferred stock of affiliate—non-admitted portion(1)	15.9	18.2

Statutory capital and surplus in conformity with NAIC SAP	$968.0	$953.5

(1)	Carrying value of affiliated preferred stock limited to 2% of prior year admitted assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 3—Investments

A summary of fixed maturities available for sale and equity securities by cost or amortized cost and estimated fair value at December 31, 2004 and 2003 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amount per the Balance Sheet	% of Total Fixed Maturities
2004:
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$58.7	$2.0	$(1.1)	$59.6	$59.6	1
GNMAs	37.6	3.5	-0-	41.1	41.1	-0-
Other mortgage-backed securities	76.4	5.0	-0-	81.4	81.4	1
State, municipalities and political subdivisions	47.6	3.0	(.6)	50.0	50.0	1
Foreign governments	14.2	2.2	-0-	16.4	16.4	-0-
Public utilities	892.0	85.0	(.9)	976.1	976.1	11
Industrial and miscellaneous	5,328.7	451.0	(12.1)	5,767.6	5,767.6	66
Asset-backed securities	76.6	5.1	(.9)	80.8	80.8	1
Redeemable preferred stocks	1,533.6	113.5	(5.4)	1,641.7	1,641.7	19

Total fixed maturities	8,065.4	670.3	(21.0)	8,714.7	8,714.7	100
Equity securities:
Common stocks:
Banks and insurance companies	0.8	0.1	-0-	0.9	0.9
Industrial and all others	5.7	1.1	-0-	6.8	6.8
Non-redeemable preferred stocks	23.5	5.7	-0-	29.2	29.2

Total equity securities	30.0	6.9	-0-	36.9	36.9

Total fixed maturities and equity securities	$8,095.4	$677.2	$(21.0)	$8,751.6	$8,751.6

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amount per the Balance Sheet	% of Total Fixed Maturities
2003:
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$69.9	$4.0	$(1.8)	$72.1	$72.1	1
GNMAs	59.4	6.0	-0-	65.4	65.4	1
Other mortgage-backed securities	85.5	7.0	-0-	92.5	92.5	1
State, municipalities and political subdivisions	101.4	6.2	(1.1)	106.5	106.5	1
Foreign governments	19.6	2.2	-0-	21.8	21.8	-0-
Public utilities	878.7	78.3	(4.2)	952.8	952.8	12
Industrial and miscellaneous	4,828.3	441.0	(20.7)	5,248.6	5,248.6	65
Asset-backed securities	86.4	6.2	(2.8)	89.8	89.8	1
Redeemable preferred stocks	1,342.8	118.5	(8.0)	1,453.3	1,453.3	18

Total fixed maturities	7,472.0	669.4	(38.6)	8,102.8	8,102.8	100
Equity securities:
Common stocks:
Banks and insurance companies	20.4	2.0	-0-	22.4	22.4
Industrial and all others	5.2	1.6	(.1)	6.7	6.7
Non-redeemable preferred stocks	23.5	4.8	-0-	28.3	28.3

Total equity securities	49.1	8.4	(.1)	57.4	57.4

Total fixed maturities and equity securities	$7,521.1	$677.8	$(38.7)	$8,160.2	$8,160.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 3—Investments (continued)

	Year Ended December 31,
	2004	2003	2002
Net investment income is summarized as follows:
Fixed maturities	$555.1	$528.0	$497.2
Equity securities	2.6	2.2	.6
Mortgage loans on real estate	6.8	8.4	8.3
Investment real estate	2.2	2.3	2.2
Policy loans	21.5	20.5	19.3
Other long-term investments	2.8	10.0	5.2
Short-term investments	1.1	1.6	1.4

	592.1	573.0	534.2
Less investment expense	(15.1)	(15.3)	(15.2)

Net investment income	$577.0	$557.7	$519.0

An analysis of realized gains (losses) from investments is as follows:
Realized investment gains (losses):
Fixed maturities	$1.7	$(14.3)	$(76.0)
Equity securities	4.7	1.3	-0-
Valuation of interest rate swaps	(8.2)	(15.6)	17.8
Spread on interest rate swaps (cash settlements)	23.3	26.3	23.1
Other	0.7	(1.0)	(3.6)

	22.2	(3.3)	(38.7)
Applicable tax	(7.8)	1.2	13.5

Realized gains (losses) from investments, net of tax	$14.4	$(2.1)	$(25.2)

An analysis of the net change in unrealized investment gains (losses) is as follows:
Equity securities	$(1.4)	$8.1	$.3
Fixed maturities available for sale	18.5	325.2	307.4

Unrealized gains (losses) on securities	$17.1	$333.3	$307.7

A schedule of fixed maturities by contractual maturity at December 31, 2004 is shown below on an amortized cost basis and on a fair value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$222.7	$227.1
Due from one to five years	1,624.3	1,780.9
Due from five to ten years	1,068.2	1,207.6
Due after ten years	4,959.6	5,295.8

	7,874.8	8,511.4

Mortgage-backed and asset- backed securities	190.6	203.3

	$8,065.4	$8,714.7

Proceeds from sales of fixed maturities available for sale were $46.0 million in 2004, $92 million in 2003, and $424 million in 2002. Gross gains realized on those sales were $3.1 million in 2004, $3.7 million in 2003, and $25.4 million in 2002. Gross losses were $2.9 million in 2004, $13.5 million in 2003, and $14.7 million in 2002. Proceeds from sales of equity securities were $32.5 million and $5.3 million in 2004 and 2003, respectively. Gross gains realized on those sales were $4.7 million in 2004 and $1.5 million in 2003. Gross losses realized on those sales were $19 thousand and zero in 2004 and 2003, respectively. There were no sales of equity securities during 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 3—Investments (continued)

Torchmark’s portfolio of fixed maturities fluctuates in value based on interest rates in financial markets and other economic factors. These fluctuations caused by market rate changes have little bearing on whether or not the investment will be ultimately recoverable. Therefore, Torchmark considers these declines in value as temporary even in periods exceeding one year. In certain circumstances, however, it may become apparent that the principal of an investment may not be recoverable, generally due to factors specific to an individual issuer and not market interest rates. In this event, Torchmark classifies such investments as other-than-temporarily impaired and writes the investment down to fair value, realizing an investment loss. The determination that a security is other-than-temporarily impaired is highly subjective and involves the careful consideration of many factors. These factors include:

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

The following tables disclose unrealized investment losses by class of investment at December 31, 2004 and December 31, 2003. Torchmark considers these investments to be only temporarily impaired.

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES

At December 31, 2004

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency	$3.7	$(0.1)	$23.9	$(1.0)	$27.6	$(1.1)
Other mortgage-backed securities	0.1	—	—	—	0.1	—
States, municipalities, & political subdivisions	1.2	—	3.7	(0.6)	4.9	(.6)
Corporates	340.7	(10.4)	223.2	(8.9)	563.9	(19.3)

Total fixed maturities	345.7	(10.5)	250.8	(10.5)	596.5	(21.0)
Equities	0.3	—	—	—	0.3	—

Total	$346.0	$(10.5)	$250.8	$(10.5)	$596.8	$(21.0)

At December 31, 2003

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency	$25.0	$(1.8)	—	—	$25.0	$(1.8)
States, municipalities, & political subdivisions	—	—	$3.2	$(1.1)	3.2	(1.1)
Corporates	809.3	(23.0)	194.2	(12.7)	1,003.5	(35.7)

Total fixed maturities	834.3	(24.8)	197.4	(13.8)	1,031.7	(38.6)
Equities	1.0	(0.1)	—	—	1.0	(0.1)

Total	$835.3	$(24.9)	$197.4	$(13.8)	$1,032.7	$(38.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 3—Investments (continued)

Torchmark maintains a “watchlist” of all securities upon which are reported those investments that have a fair value less than 80% of tax book value, have a NAIC designation of 5 or 6, or were previously impaired and written down. Securities on this list are reviewed and tested for impairment at least quarterly. At December 31, 2004, securities of nine issuers were on this list with a fair value of $65.6 million and a book value of $44.7 million. Securities of 5 issuers with a fair value of $58.5 million and a book value of $35.2 million were in this position for more than a year. The majority of these securities were previously written down due to impairment. During 2004, Torchmark held a security which met its criteria for other-than-temporary impairment and was written down $4.2 million pretax. As of December 31, 2004, Torchmark has no information available to cause it to believe that any of the investments on the watchlist are other-than-temporarily impaired.

Torchmark had $6.6 million in investment real estate at December 31, 2004, which was nonincome producing during the previous twelve months. These properties consisted primarily of undeveloped land. Torchmark had $8.8 million in nonincome producing mortgages as of December 31, 2004. Torchmark had no nonincome producing fixed maturities or other long-term investments during the twelve months ended December 31, 2004.

During 2002, Torchmark wrote down a portion of its investment real estate portfolio to net realizable value. The write down resulted in a pretax loss of $3.6 million, or $2.4 million after tax. At December 31, 2004, Torchmark owned $13.7 million in investment real estate, of which $6.5 million was included with properties partially occupied by Torchmark subsidiaries.

During 2003, Torchmark recorded a reserve against its mortgage loans on the real estate portfolio as a result of impairments. The reserve resulted in a pretax loss of $5 million, or $3.3 million after tax. During 2004, Torchmark recorded an additional reserve against its mortgage loans on real estate portfolio. The 2004 reserve resulted in a loss of $1.3 million, or $845 thousand after tax. The remaining reserve at December 31, 2004 was $2.5 million.

During 2004, Torchmark decided to reduce its exposure to mortgage loans. As a result, it sold mortgages with a carrying value of $75.7 million for proceeds of $74.4 million, resulting in a small loss. The sale included mortgages previously written down. As more fully described in Note 17—Related Party Transactions, these mortgages were sold to MidFirst Bank, the Chairman of the Board of Directors of whose parent company is also a Torchmark director.

Note 4—Property and Equipment

A summary of property and equipment used in the business is as follows:

	December 31, 2004		December 31, 2003
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation
Company-occupied real estate	$62.0	$36.6	$61.6	$35.1
Data processing equipment	24.1	22.1	23.3	21.9
Transportation equipment	0.8	0.4	0.9	0.5
Furniture and office equipment	21.8	20.1	20.6	19.1

	$108.7	$79.2	$106.4	$76.6

Depreciation expense on property and equipment used in the business was $4.1 million, $4.1 million, and $4.5 million, in each of the years 2004, 2003, and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 5—Deferred Acquisition Costs and Value of Insurance Purchased

An analysis of deferred acquisition costs and the value of insurance purchased is as follows:

	2004		2003		2002
	Deferred Acquisition Costs	Value of Insurance Purchased	Deferred Acquisition Costs	Value of Insurance Purchased	Deferred Acquisition Costs	Value of Insurance Purchased
Balance at beginning of year	$2,330.0	$89.9	$2,184.1	$102.1	$2,066.4	$115.9
Additions:
Deferred during period:
Commissions	313.3	-0-	295.0	-0-	264.5	-0-
Return of commissions(1)	-0-	-0-	(10.9)	-0-	-0-	-0-
Other expenses	201.9	-0-	185.5	-0-	155.8	-0-

Total deferred	515.2	-0-	469.6	-0-	420.3	-0-
Foreign exchange adjustment	2.9	.1	4.7	.2	-0-	-0-

Total additions	518.1	.1	474.3	.2	420.3	-0-

Deductions:
Amortized during period	(334.4)	(12.8)	(309.3)	(12.4)	(283.7)	(13.8)
Unlocking adjustment(2)	(4.1)	-0-	-0-	-0-	-0-	-0-
Adoption of SOP 03-01	(2.8)	-0-	-0-	-0-	-0-	-0-
Adjustment attributable to unrealized investment gains(3)	(.6)	-0-	(19.1)	-0-	(18.9)	-0-

Total deductions	(341.9)	(12.8)	(328.4)	(12.4)	(302.6)	(13.8)

Balance at end of year	$2,506.2	$77.2	$2,330.0	$89.9	$2,184.1	$102.1

(1)	In 2003, $10.9 million in disputed commissions paid in prior years to Waddell & Reed were returned in settlement. This amount reduced deferred commissions.
(2)	The unlocking adjustment resulted from revisions to actuarial assumptions related to guaranteed minimum death benefits in Torchmark’s variable annuity business.
(3)	Represents amounts pertaining to investments relating to universal life-type products.

The amount of interest accrued on the unamortized balance of value of insurance purchased was $4.8 million, $5.5 million, and $6.6 million, for the years ended December 31, 2004, 2003, and 2002, respectively. The average interest rates used for the years ended December 31, 2004, 2003, and 2002, were 5.7%, 5.7%, and 6.1%, respectively. The estimated amortization, net of interest accrued, on the unamortized balance at December 31, 2004 during each of the next five years is: 2005, $10.7 million; 2006, $9.1 million; 2007, $7.7 million; 2008, $6.6 million; and 2009, $5.6 million.

In the event of lapses or early withdrawals in excess of those assumed, deferred acquisition costs and the value of insurance purchased may not be recoverable.

Note 6—Guaranteed Minimum Policy Benefits

Guaranteed minimum death benefits of variable annuity products provide contractual guarantees in the event of death of the contract holder (or in some cases the annuitant). These benefits provide at least a return of the total deposits made to the contract, adjusted for withdrawals. Under certain conditions, they also provide that the benefit will not be less than the highest contract value on certain specified anniversaries, adjusted for additional deposits and withdrawals after those anniversaries. Torchmark does not offer other types of guaranteed minimum policy benefits, such as minimum accumulation or income benefits.

The liability for Torchmark’s guaranteed minimum death benefits is determined using actuarial methods and assumptions including mortality, lapses, and interest. At December 31, 2004, the liability was $4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 7—Future Policy Benefit Reserves

A summary of the assumptions used in determining the liability for future policy benefits at December 31, 2004 is as follows:

Individual Life Insurance

Interest assumptions:

Years of Issue	Interest Rates	Percent of Liability
1917-2004	2.5% to 5.5%	16
1929-2004	6.0%	27
1986-1994	7.0% graded to 6.0%	11
1954-2000	8.0% graded to 6.0%	12
1951-1985	8.5% graded to 6.0%	6
1980-2004	7.0%	8
1984-2004	Interest Sensitive	20

		100

Mortality assumptions:

For individual life, the mortality tables used are various statutory mortality tables and modifications of:

1950-54 Select and Ultimate Table

1954-58 Industrial Experience Table

1955-60 Ordinary Experience Table

1965-70 Select and Ultimate Table

1955-60 Inter-Company Table

1970        United States Life Table

1975-80 Select and Ultimate Table

X-18        Ultimate Table

Withdrawal assumptions:

Withdrawal assumptions are based on Torchmark’s experience.

Individual Health Insurance

Interest assumptions:

Years of Issue	Interest Rates	Percent of Liability
1955-2004	2.5% to 4.5%	4
1993-2004	6.0%	43
1986-1992	7.0% graded to 6.0%	34
1955-2000	8.0% graded to 6.0%	15
1951-1986	8.5% graded to 6.0%	2
2001-2004	7.0%	2

		100

Morbidity assumptions:

For individual health, the morbidity assumptions are based on either Torchmark’s experience or the assumptions used in calculating statutory reserves.

Termination assumptions:

Termination assumptions are based on Torchmark’s experience.

Overall Interest Assumptions:

The overall average interest assumption for determining the liability for future life and health insurance benefits in 2004 was 6.0%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 8—Liability for Unpaid Health Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Year Ended December 31,
	2004	2003	2002
Balance at beginning of year:	$171.0	$173.6	$185.1
Incurred related to:
Current year	677.3	662.0	656.7
Prior year	(5.2)	(8.7)	(11.2)

Total incurred	672.1	653.3	645.5
Paid related to:
Current year	512.9	504.7	497.5
Prior year	149.4	151.2	159.5

Total paid	662.3	655.9	657.0

Balance at end of year	$180.8	$171.0	$173.6

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

Note 9—Supplemental Disclosures of Cash Flows Information

The following table summarizes Torchmark’s noncash transactions, which are not reflected on the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2004	2003	2002
Paid-in capital from tax benefit for stock option exercises	$4.7	$1.4	$.9
Other stock-based compensation not involving cash	1.0	1.0	1.2

The following table summarizes certain amounts paid during the period:

	Year Ended December 31,
	2004	2003	2002
Interest paid*	$44.0	$49.4	$43.9
Income taxes paid	145.9	144.7	151.4

* The interest cost reductions resulting from the cash settlements of Torchmark’s interest-rate swaps are netted against realized investment losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 10—Income Taxes

Torchmark and its subsidiaries file a life-nonlife consolidated federal income tax return.

Total income taxes were allocated as follows:

	Year Ended December 31,
	2004	2003	2002
Income tax expense	$245.1	$223.0	$195.0
Change in accounting principle	(3.9)	-0-	-0-
Shareholders’ equity:
Unrealized gains (losses)	10.3	109.8	101.1
Tax basis compensation expense (from the exercise of stock options) in excess of amounts recognized for financial reporting purposes	(4.7)	(1.4)	(.9)
Other	-0-	-0-	(4.0)

	$246.8	$331.4	$291.2

Income tax expense consists of:

	Year Ended December 31,
	2004	2003	2002
Current income tax expense	$139.5	$149.5	$149.8
Deferred income tax expense	105.6	73.5	45.2

	$245.1	$223.0	$195.0

In 2004, 2003, and 2002, deferred income tax expense was incurred because of certain differences between net income before income taxes as reported on the consolidated statement of operations and taxable income as reported on Torchmark’s income tax returns. As explained in Note 1—Significant Accounting Policies, these differences caused the financial statement book values of some assets and liabilities to be different from their respective tax bases.

The effective income tax rate differed from the expected 35% rate as shown below:

	Year Ended December 31,
	2004	%	2003	%	2002	%
Expected income taxes	$252.3	35%	$228.6	35%	$202.5	35%

Increase (reduction) in income taxes resulting from:
Tax-exempt investment income	(2.6)	—	(4.3)	(1)	(6.2)	(1)
Tax settlements	(3.0)	(1)	-0-	—	-0-	—
Other	(1.6)	—	(1.3)	—	(1.3)	—

Income tax expense	$245.1	34%	$223.0	34%	$195.0	34%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 10—Income Taxes (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2004	2003
Deferred tax assets:
Present value of future policy surrender charges	$16.2	$20.2
Carryover of nonlife net operating losses	3.0	9.3
Other assets and other liabilities, principally due to the current nondeductibility of certain accrued expenses for tax purposes	9.1	10.0

Total gross deferred tax assets	28.3	39.5
Deferred tax liabilities:
Unrealized investment gains	221.2	210.9
Deferred acquisition costs	625.1	580.5
Future policy benefits, unearned and advance premiums, and policy claims	170.4	136.3
Other	16.2	4.4

Total gross deferred tax liabilities	1,032.9	932.1

Net deferred tax liability	$1,004.6	$892.6

Torchmark has not recognized a deferred tax liability for the undistributed earnings of its wholly-owned subsidiaries because such earnings are remitted to Torchmark on a tax-free basis. A deferred tax liability will be recognized in the future if the remittance of such earnings becomes taxable to Torchmark. In addition, Torchmark has not recognized a deferred tax liability of approximately $10 million that arose prior to 1984 on temporary differences related to the policyholders’ surplus accounts in the life insurance subsidiaries. A current tax expense will be recognized in the future if it becomes probable that all or a portion of the policyholders’ surplus accounts will become taxable.

Torchmark has net operating loss carryforwards of approximately $8.7 million at December 31, 2004 of which $185 thousand expire in 2008; $3.9 million expire in 2020; and $4.6 million expire in 2021. A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the company. No valuation allowance has been recorded relating to Torchmark’s deferred tax assets since, in management’s judgment, Torchmark will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

Note 11—Postretirement Benefits

Pension Plans: Torchmark has noncontributory retirement benefit plans and contributory savings plans which cover substantially all employees. There is also a nonqualified, noncontributory excess benefit pension plan which covers certain employees. The total cost of these retirement plans charged to operations was as follows:

Year Ended December 31,	Defined Contribution Plans	Defined Benefit Pension Plans
2004	$3.7	$4.6
2003	3.3	5.0
2002	3.2	2.3

Torchmark accrues expense for the defined contribution plans based on a percentage of the employees’ contributions. The plans are funded by the employee contributions and a Torchmark contribution equal to the amount of accrued expense. Plan contributions are both mandatory and discretionary, depending on the terms of the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 11—Postretirement Benefits (continued)

Cost for the defined benefit pension plans has been calculated on the projected unit credit actuarial cost method. All plan measurements for the defined benefit plans are as of December 31 of the respective year. The defined benefit pension plans covering the majority of employees are funded. Contributions are made to the pension plans subject to minimums required by regulation and maximums allowed for tax purposes. Defined benefit plan contributions were $10.7 million in 2004, $10.4 million in 2003, and $7.2 million in 2002. Torchmark estimates as of December 31, 2004 that it will contribute an amount not to exceed $15 million to these plans in 2005. The actual amount of contribution may be different from this estimate.

The excess benefit pension plan provides the benefits that an employee would have otherwise received from a defined benefit pension plan in the absence of the Internal Revenue Code’s limitation on benefits payable under a qualified plan. This plan is limited to a select group of employees and was closed as of December 31, 1994. Although this plan is unfunded, pension cost is determined in the same manner as for the funded plans. Liability for the excess benefit plan was $5.8 million at December 31, 2004 and $5.6 million at December 31, 2003.

Plan assets in the funded plans consist primarily of investments in marketable long-term fixed maturities and equity securities and are valued at fair market value. The following table presents the assets of Torchmark’s defined benefit pension plans by component for the years ended December 31, 2004 and 2003.

Pension Assets by Component

	December 31, 2004		December 31, 2003
	Amount	%	Amount	%
Corporate debt	$50.0	27.7	$62.3	39.4
Other fixed maturities	1.4	.8	2.1	1.3
Equity securities	125.6	69.7	70.0	44.3
Securities of Torchmark	-0-	-0-	13.3	8.4
Short-term investments	2.8	1.5	8.7	5.5
Other	.5	.3	1.6	1.1

Total	$180.3	100.0	$158.0	100.0

The increase in pension assets during 2004 resulted primarily from improved financial markets and a $9.9 million contribution during the period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 11—Postretirement Benefits (continued)

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

Portfolio risk is managed through quality standards, diversification, and continuous monitoring. Equities must be listed on major exchanges and adequate market liquidity is required. Fixed maturities must be rated investment grade at purchase by a major rating agency. Short-term investments in commercial paper must be rated at least A-2 by Standard & Poor’s with the issuer rated investment grade. Invested cash is limited to banks rated A or higher. Investments outside of the aforementioned list are not permitted, except by prior approval of the Plans’ Trustees. At December 31, 2004, there were no restricted investments contained in the portfolio.

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

Weighted Average Pension Plan Assumptions

For Benefit Obligations at December 31:
	2004	2003
Discount Rate	6.04%	6.29%
Rate of Compensation Increase	3.84	3.78

For Periodic Benefit Cost for the Year:
	2004	2003	2002
Discount Rate	6.29%	6.75%	7.25%
Expected Long-Term Returns	8.70	8.75	9.25
Rate of Compensation Increase	3.78	4.50	4.50

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 11—Postretirement Benefits (continued)

Net periodic pension cost for the defined benefit plans by expense component was as follows:

	Year Ended December 31,
	2004	2003	2002
Service cost—benefits earned during the period	$6.7	$6.0	$5.1
Interest cost on projected benefit obligation	10.7	10.1	9.7
Expected return on assets	(12.9)	(11.5)	(11.5)
Amortization of prior service cost	.1	-0-	-0-
Recognition of net actuarial (gain)loss	.3	.6	(.8)

Net periodic pension cost	$4.9	$5.2	$2.5

The following table presents a reconciliation from the beginning to the end of the year of the benefit obligation and plan assets. This table also presents a reconciliation of the plans’ funded status with the amounts recognized on Torchmark’s Consolidated Balance Sheet.

	Pension Benefits For the year ended December 31,
	2004	2003
Changes in benefit obligation:
Obligation at beginning of year	$170.3	$146.2
Service cost	6.7	6.0
Interest cost	10.7	10.1
Actuarial loss (gain)	12.4	17.2
Benefits paid	(13.9)	(9.6)
Plan amendments	(.1)	.4

Obligation at end of year	186.1	170.3

Changes in plan assets:
Fair value at beginning of year	158.0	129.3
Return on assets	26.3	28.1
Contributions	9.9	10.2
Benefits paid	(13.9)	(9.6)

Fair value at end of year	180.3	158.0

Funded status at year end	(5.8)	(12.3)

Unrecognized amounts at year end:
Unrecognized actuarial loss (gain)	1.2	2.5
Unrecognized prior service cost	1.0	1.2
Unrecognized transition obligation	(.1)	(.1)

Net amount recognized at year end	$(3.7)	$(8.7)

Amounts recognized consist of:
Prepaid benefit cost	$-0-	$-0-
Accrued benefit liability	(3.7)	(8.7)
Intangible asset	-0-	-0-

Net amount recognized at year end	$(3.7)	$(8.7)

The accumulated benefit obligations (ABO) for Torchmark’s defined benefit pension plans were $165.2 million and $150.4 million at December 31, 2004 and 2003, respectively. Plan assets exceeded the ABO in all of Torchmark’s funded pension plans at both December 31, 2004 and 2003. In the unfunded plans, the ABO was $9.9 million at December 31, 2004 and $9.3 million at December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 11—Postretirement Benefits (continued)

Torchmark has estimated its expected pension benefits to be paid over the next ten years as of December 31, 2004. These amounts will be substantially funded by plan assets and not corporate assets. These estimates use the same assumptions that measure the benefit obligation at December 31, 2004, taking estimated future employee service into account. Those estimated benefits are as follows:

For the year(s)

2005	$9.9
2006	10.3
2007	9.8
2008	12.1
2009	11.7
2010-2014	61.3

Postretirement Benefit Plans Other Than Pensions: Torchmark provides a small postretirement life insurance benefit for most retired employees, and also provides additional postretirement life insurance benefits for certain key employees. The majority of the life insurance benefits are accrued over the working lives of active employees.

For retired employees over age sixty-five, Torchmark does not provide postretirement benefits other than pensions and the life insurance benefits described above. Torchmark does provide a portion of the cost for health insurance benefits for certain employees who retired before February 1, 1993 and for certain employees that retired before age sixty-five, covering them until they reach age sixty-five. Eligibility for this benefit was generally achieved at age fifty-five with at least fifteen years of service. This subsidy is minimal to retired employees who did not retire before February 1, 1993. Because Torchmark does not offer postretirement health benefits to retired employees over age sixty-five, passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003 had no effect on its benefit obligations.

Torchmark’s post-retirement defined benefit plans other than pensions are not funded. Liabilities for these plans are measured as of December 31 for the appropriate year.

The components of net periodic postretirement benefit cost for plans other than pensions are as follows:

	Year Ended December 31,
	2004	2003	2002
Service cost	$.8	$.7	$.5
Interest cost on accumulated postretirement benefit obligation	.9	.9	.9
Expected return on plan assets	-0-	-0-	-0-
Amortization of prior service cost	-0-	-0-	-0-
Recognition of net actuarial (gain)loss	(.5)	(.1)	(.6)

Net periodic postretirement benefit cost	$1.2	$1.5	$.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 11—Postretirement Benefits (continued)

The following table presents a reconciliation of the benefit obligation and plan assets from the beginning to the end of the year and a reconciliation of the funded status to the accrued benefit liability:

	Benefits Other Than Pensions For the year ended December 31,
	2004	2003
Changes in benefit obligation:
Obligation at beginning of year	$12.5	$11.9
Service cost	.8	.7
Interest cost	.9	.9
Amendments	-0-	-0-
Actuarial loss (gain)	(.5)	(.1)
Benefits paid	(.7)	(.9)

Obligation at end of year	13.0	12.5

Changes in plan assets:
Fair value at beginning of year	-0-	-0-
Return on assets	-0-	-0-
Contributions	.7	.9
Benefits paid	(.7)	(.9)

Fair value at end of year	-0-	-0-

Funded status at year end	(13.0)	(12.5)

Unrecognized amounts at year end:
Unrecognized actuarial loss (gain)	-0-	-0-
Unrecognized prior service cost	-0-	-0-

Net amount recognized at year end as accrued benefit liability	$(13.0)	$(12.5)

On an aggregate basis, the accumulated post-retirement benefit obligation for the post-retirement plans other than pensions were $13.0 million and $12.5 million at December 31, 2004 and, 2003, respectively. The table below presents the assumptions used to determine the liabilities and costs of Torchmark’s post-retirement benefit plans other than pensions.

Weighted Average Assumptions for Post-Retirement

Benefit Plans Other Than Pensions

For Benefit Obligations at December 31:
	2004	2003
Discount Rate	7.05%	7.25%
Rate of Compensation Increase	4.50	4.50

For Periodic Benefit Cost for the Year:
	2004	2003	2002
Discount Rate	7.25%	7.59%	7.58%
Rate of Compensation Increase	4.50	4.50	4.50

For measurement purposes of the healthcare benefits, a range of 7-10% annual rate of increase in per capita cost of covered healthcare benefits was assumed for the years 2002 through 2004. Torchmark has assumed that the health care cost trend rate will remain stable at the 7-10% range in future periods. This trend rate assumption could have a significant effect on the amounts reported. However, because participants substantially pay the cost of this benefit, a 1% increase or decrease in the health care cost trend rate is not expected to have a significant effect in the service and interest cost components. The effect of a 1% increase in the health care cost trend rate on the plan’s benefit obligation is expected to be a $6 thousand increase while a 1% decrease is expected to be a $5 thousand decrease.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 12—Debt

An analysis of debt at carrying value is as follows:

	December 31,
	2004		2003
	Short-term Debt	Long-term Debt	Short-term Debt	Long-term Debt
Funded Debt:
Senior Debentures, due 2009		$101.8		$99.4
Notes, due 2023		166.0		165.9
Notes, due 2013		93.1		93.1
Senior Notes, due 2006		184.7		190.6
Issue Expenses(1)		(5.5)		(5.6)

Subtotal long-term debt	$-0-	540.1	$-0-	543.4
Junior Subordinated Debentures, due 2041(2)		154.6		154.6

Total funded debt	-0-	694.7	-0-	698.0
Commercial paper	170.4		182.4

	$170.4	$694.7	$182.4	$698.0

(1)	Unamortized issue expenses related to Trust Preferred Securities.
(2)	Junior Subordinated Debentures included in “Due to affiliates” on the Consolidated Balance Sheet.

The amount of debt that becomes due during each of the next five years is: 2005—$0, 2006—$180.0, 2007—$0, 2008—$0, 2009—$99.4 and thereafter—$512.4.

Funded debt: During 2001, Torchmark established two Capital Trusts, which, in turn, sold a total of six million shares of Trust Preferred Securities (trust preferreds) in separate public offerings. The trust preferreds were issued at a face amount of $150 million (par value), and are junior and subordinated to all other Torchmark debt. They pay a quarterly dividend at an annual rate of 7 3/4% which is equivalent to an annual rate of $1.9375 per share. All dividends are cumulative. The trust preferreds are subject to a mandatory redemption on November 2, 2041, but Torchmark has the option to redeem in part or whole the securities at par value on or after November 2, 2006. All payments by the Capital Trusts regarding the trust preferreds are guaranteed by Torchmark. The Capital Trusts in turn used the proceeds to buy 7 3/4% Junior Subordinated Debentures from Torchmark. Prior to July 1, 2003, the capital trusts were consolidated and accounted for as “mezzanine level” securities included between the liabilities and equity sections on the Consolidated Balance Sheet. Also, dividends paid were reported as “Preferred securities distributions (net of tax)” on the Consolidated Statement of Operations prior to that time.

Effective July 1, 2003, Torchmark adopted FASB Statement 150—Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 required the reclassification of the trust preferreds in the financial statements as liabilities since they were issued with a mandatorily redeemable date. Upon adoption of SFAS 150, Torchmark reclassified its trust preferreds as a component of long-term debt as of July 1, 2003 in the Consolidated Balance Sheet. Also as a result of SFAS 150, Torchmark reclassified the trust preferred distributions as “interest expense” in the Consolidated Statement of Operations. Restatement of prior periods for comparability was prohibited by the Standard.

In January, 2003, the FASB issued FASB Interpretation 46, Consolidation of Variable Interest Entities (FIN46), which Torchmark adopted in 2003 with no impact to the consolidated financial statements. In December, 2003, the FASB revised FIN 46 (FIN46R) and deferred its adoption for variable interest entities (VIE’s) that meet certain criteria until the first quarter of 2004. FIN46R clarified the definition of a variable interest and the determination of which holder is the VIE’s primary beneficiary. Only primary beneficiaries are permitted to consolidate VIE’s. Therefore, FIN46R does not permit consolidation of VIE’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 12—Debt (continued)

in which a company has voting control but is not the primary beneficiary. The trusts that are liable for Torchmark’s trust preferreds meet the definition of VIE’s. Under FIN46R, Torchmark has no variable interest in these trusts and can therefore not be the entity’s primary beneficiary. For this reason, Torchmark may no longer consolidate the trusts, even though Torchmark is the sole owner of the voting equity of these entities. FIN46R permits restatement of prior year financial statements for comparability.

As a result of the deconsolidation that this standard requires, Torchmark no longer reports the trust preferreds as long-term debt but instead reports its 7 3/4% Junior Subordinated Debentures due 2041 to the trust entities as “Due to Affiliates.” The amount of this debt was $154.6 million at December 31, 2004, $4.6 million greater than the trust preferreds. Deconsolidation resulted in reporting $4.6 million of additional debt which is due to the trust entities and is offset by an asset, included in “Other Receivables,” of a like amount representing Torchmark’s equity interest in the trusts. Also, the unamortized issue expenses of the trust preferreds of $5.5 million still remain as a reduction of long-term debt. The additional interest expense on this debt exceeds the trust preferred distributions by $360 thousand in each of the years ended December 31, 2004, 2003, and 2002, which is offset by investment income to Torchmark in like amount representing dividends from the trusts.

The following table presents detailed information about the terms of Torchmark’s funded debt.

Selected Information about Debt Issues as of December 31, 2004

Instrument	Annual Percentage Rate	Issue Date	Maturity Date	Outstanding Principle (Par Value)	Outstanding Principle (Fair Value)	Periodic Interest Payments Due	Earliest Call Date
Senior Debentures, due 2009(1)	8.250%	Aug., 1989	Aug. 15, 2009	$99.4	$115.9	2/15 & 8/15	Not callable
Notes, due 2023(1)	7.875%	May, 1993	May 15, 2023	168.9	206.5	5/15 & 11/15	Not callable
Notes, due 2013(1)	7.375%	Jul., 1993	Aug. 1, 2013	94.1	109.8	2/1 & 8/1	Not callable
Senior Notes, due 2006(1)	6.250%	Dec., 2001	Dec. 6, 2006	180.0	188.8	6/15 & 12/15	Not callable
Junior Subordinated Debentures(2)	7.750%	Nov., 2001	Nov. 2, 2041	154.6	160.8	quarterly(3)	Nov. 2, 2006

(1)	All securities other than “Due to affiliate” have equal priority with one another.
(2)	Junior Subordinated Debentures is classified as “Due to affiliate” and is junior to other securities in priority of payment.
(3)	Quarterly payments on the second day of Feb., May, Aug., and Nov.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 12—Debt (continued)

Interest rate swaps: Torchmark has entered into swap agreements in connection with certain debt instruments to swap fixed-rate interest commitments to floating rates. All swaps are carried at fair value and are classified as “Other long-term investments” on the Consolidated Balance Sheet. In August, 2004, Torchmark entered into two new swap agreements. The first swap instrument exchanges the fixed 8.25% interest rate of the Senior Debentures due 2009 for a variable rate equal to 391 basis points above the six-month floating LIBOR rate. The second swap exchanges the fixed 7.375% interest rate of the Notes due 2013 for a variable rate equal to 305 basis points above the six-month floating LIBOR rate. As of September 30, 2004, the swap on the 9.18% Monthly Income Preferred Securities expired. The swaps related to the 6 1/4% Senior Notes and the 8 1/4% Senior Debentures qualify as hedges under accounting rules. Changes in the fair value of these swaps are offset by an adjustment of the carrying value of the related Notes in like amount each period. The following tables summarize selected information about interest rate swaps.

Selected Information About Interest Rate Swaps

Related Debt	Expiration	Hedge Y/N	Notional Amount	Fixed Rate	Floating LIBOR base	Additional basis points	Floating Rate at 12/31/04	Reset period
Senior Note, due 12/06	12/06	Yes	$180.0	6.250%	six-month	120.5	3.895%	six months
Trust Preferred Securities, due 11/41	11/11	No	150.0	7.750%	three-month	221.0	4.770%	three months
Monthly Income Preferred Securities*	09/04	No	200.0	9.180%	one-month	139.0	n/a	one month
Senior Debentures, due 8/09	08/09	Yes	99.4	8.250%	six-month	391.0	5.830%	six months
Notes, due 8/13	08/09	No	100.0	7.375%	six-month	305.0	5.030%	six months

			$729.4

*	$200 million of Monthly Income Preferred Securities were redeemed in full in 2001, but the related swap was retained until expiration.

Additional Interest Rate Swap Information

	Net Cash Settlements Received from Interest Rate Swaps by Instrument*			Value at December 31,
Original Instrument	2004	2003	2002	2004	2003
Senior Note	$6.1	$6.8	$5.5	$5.7	$12.0
Trust Preferred Securities	5.5	6.5	5.7	10.9	11.7
Monthly Income Preferred Securities	9.8	13.0	11.9	n/a	9.7
Senior Debentures	1.0	n/a	n/a	2.3	n/a
Notes	.9	n/a	n/a	2.3	n/a

	$23.3	$26.3	$23.1	$21.2	$33.4

*	Due to the Securities and Exchange Commission’s interpretive guidance concerning SFAS 133, the benefit of the interest spread has been reclassified from “Interest expense” to “Realized investment losses” in 2003 with all prior periods reclassified.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 12—Debt (continued)

Commercial Paper: On November 18, 2004, Torchmark entered into a credit facility with a group of lenders which allows unsecured borrowings and stand-by letters of credit up to $600 million. The five-year facility matures on November 18, 2009. Interest is charged at variable rates. In addition, Torchmark can request up to $175 million letters of credit to be issued against the facility. The line of credit is further designated as a back-up credit line for a commercial paper program, which cannot exceed $600 million. Torchmark may borrow from the credit facility or issue commercial paper, with total borrowings and commercial paper outstanding not to exceed $600 million. At December 31, 2004, Torchmark had $171 million face amount ($170 million carrying amount) of commercial paper outstanding, $152 million of letters of credit issued, and no borrowings under the line of credit. During 2004, the short term borrowings under the combined facilities averaged approximately $173 million, and were made at an average yield of 1.54%. The facility does not have a ratings-based acceleration trigger which would require early payment. A facility fee is charged for the entire $600 million facility, at a rate of 8 basis points. For letters of credit issued, there is an issuance fee of 22 basis points and a fronting fee of 7.5 basis points. Additionally, if borrowings on both the line of credit and letters of credit exceed 50% of the total $600 million facility, there is a usage fee of 7.5 basis points. During 2004, Torchmark’s usage of the facility was below this threshold and no usage fee was required. Torchmark is subject to certain covenants for the agreements regarding capitalization and earnings, with which it was in compliance at December 31, 2004. Borrowings on this facility are reported as short-term debt on the Consolidated Balance Sheets.

There was no capitalized interest in 2004, 2003, or 2002.

Note 13—Shareholders’ Equity

Share Data: A summary of preferred and common share activity is as follows:

	Preferred Stock		Common Stock
	Issued	Treasury Stock	Issued	Treasury Stock

2002:
Balance at January 1, 2002	-0-	-0-	126,800,908	(3,913,142)
Issuance of common stock due to exercise of stock options				196,381
Treasury stock acquired				(4,816,695)

Balance at December 31, 2002	-0-	-0-	126,800,908	(8,533,456)
2003:
Issuance of common stock due to exercise of stock options				349,453
Treasury stock acquired				(5,902,300)
Lapse of restricted stock			(17,250)	17,250
Retirement of treasury stock			(13,000,000)	13,000,000

Balance at December 31, 2003	-0-	-0-	113,783,658	(1,069,053)
2004:
Issuance of common stock due to exercise of stock options				763,592
Treasury stock acquired				(5,534,276)
Retirement of treasury stock			(5,000,000)	5,000,000

Balance at December 31, 2004	-0-	-0-	108,783,658	(839,737)

Acquisition of Common Shares: Torchmark shares are acquired from time to time through open market purchases under the Torchmark stock repurchase program when it is believed to be the best use of Torchmark’s funds and for future employee stock option exercises. Share repurchases under this program were 5.5 million shares at a cost of $285 million in 2004, 5.9 million shares at a cost of $225 million in 2003, and 4.8 million shares at a cost of $182 million in 2002.

Retirement of Treasury Stock: In 2004 and 2003, Torchmark retired 5 million and 13 million shares, respectively, of its treasury stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 13—Shareholders’ Equity (continued)

Restrictions: Restrictions exist on the flow of funds to Torchmark from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. Dividends from insurance subsidiaries of Torchmark are limited to the greater of statutory net gain from operations, excluding capital gains and losses, on an annual noncumulative basis, or 10% of surplus, in the absence of special regulatory approval. Additionally, insurance company distributions are generally not permitted in excess of statutory surplus. Subsidiaries are also subject to certain minimum capital requirements. In 2004, subsidiaries of Torchmark paid $346 million in dividends to the parent company. During the year 2005, a maximum amount of $366 million is expected to be available to Torchmark from insurance subsidiaries without regulatory approval.

Earnings Per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	2004	2003	2002
Basic weighted average shares outstanding	110,106,078	114,836,778	120,258,685
Weighted average dilutive options outstanding	1,801,723	540,377	410,430

Diluted weighted average shares outstanding	111,907,801	115,377,155	120,669,115

Stock options to purchase 946 thousand shares, 3.3 million shares, and 5.6 million shares as of December 31, 2004, 2003, and 2002, respectively, are considered to be anti-dilutive and are excluded from the calculation of diluted earnings per share. Income available to common shareholders for basic earnings per share is equivalent to income available to common shareholders for diluted earnings per share.

Note 14—Employee Stock Options

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

An analysis of shares available for grant is as follows:

	Available for Grant
	2004	2003	2002
Balance at January 1	2,785,705	3,860,340	5,024,187
Expired during year	15,310	4,250	2,477
Granted during year	(1,039,095)	(1,078,885)	(1,166,324)

Balance at December 31	1,761,920	2,785,705	3,860,340

As previously stated in Note 1—Significant Accounting Policies, Torchmark accounts for its employee stock options in accordance with SFAS 123, Accounting for Stock-Based Compensation as amended by SFAS 148, and has elected to account for its stock options under the intrinsic value method as outlined in APB 25 and permitted by SFAS 123. The fair value method requires the use of an option valuation model to value employee stock options, upon which compensation expense is based. Torchmark uses the Black-Scholes valuation model. The estimated fair value of the options is then amortized to expense over the options’ vesting period. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Changes in the valuation assumptions can materially affect the fair value estimate of its employee stock options. Under the intrinsic value method, compensation expense for Torchmark’s option grants is only recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 14—Employee Stock Options (continued)

As required by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the pro forma earnings giving effect to the fair value method of option accounting has been reported in Note 1—Significant Accounting Policies. The fair value for Torchmark’s employee stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003, and 2002:

	2004	2003	2002
Risk-free interest rate	3.4%	2.8%	3.1%
Dividend yield	0.8%	1.0%	1.0%
Volatility factor	20.6	25.8	30.1
Weighted average expected life (in years)	4.43	4.48	4.51

The weighted average fair value of options as determined by the option pricing model granted during the years ended December 31, 2004, 2003, and 2002 were $11.83, $10.52, and $10.33, respectively.

A summary of Torchmark’s stock option activity and related information for the years ended December 31, 2004, 2003, and 2002 follows:

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding-beginning of year	10,420,080	$37.66	9,694,898	$36.64	8,727,432	$36.28
Granted	1,039,095	55.11	1,078,885	44.32	1,166,324	37.55
Exercised	(763,592)	34.20	(349,453)	30.12	(196,381)	25.96
Expired	(15,310)	36.51	(4,250)	33.85	(2,477)	34.32

Outstanding-end of year	10,680,273	$39.60	10,420,080	$37.66	9,694,898	$36.64

Exercisable at end of year	7,942,059	$37.46	7,514,759	$36.99	6,748,645	$36.59

The following table summarizes information about stock options outstanding at December 31, 2004.

				Options Outstanding		Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$15.95	—	$28.31	1,074,383	4.75	$26.71	970,142	$27.04
33.04	—	36.11	1,125,994	4.08	34.24	1,048,215	34.27
36.38	—	37.38	1,133,450	6.00	37.36	1,091,944	37.37
37.41	—	37.63	1,124,896	8.00	37.44	577,301	37.44
38.20	—	38.79	1,149,865	7.06	38.24	1,113,940	38.24
41.26	—	41.26	3,033,490	6.61	41.26	3,033,490	41.26
41.75	—	45.60	1,091,970	8.99	44.93	64,844	45.55
52.41	—	56.24	946,225	9.63	56.06	42,183	52.49

$15.95	—	$56.24	10,680,273	6.80	$39.60	7,942,059	$37.46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 15—Business Segments

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

Life insurance products include traditional and interest-sensitive whole life insurance as well as term life insurance. Health products are generally guaranteed-renewable and include Medicare Supplement, cancer, accident, long-term care, and limited-benefit hospital and surgical coverages. Annuities include both fixed-benefit and variable contracts. Variable contracts allow policyholders to choose from a variety of mutual funds in which to direct their deposits.

Torchmark markets its insurance products through a number of distribution channels, each of which sells the products of one or more of Torchmark’s insurance segments. The tables below present segment premium revenue by each of Torchmark’s marketing groups.

Torchmark Corporation

Premium By Distribution Channel

	For the Year 2004
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$49.8	4	$468.3	45	$.2	1	$518.3	21
Liberty National Exclusive	304.0	22	164.0	15			468.0	19
American Income Exclusive	349.7	25	59.5	6			409.2	17
Direct Response	387.0	28	34.6	3			421.6	17
United American Branch Office	17.8	1	322.3	31			340.1	14
Military	186.6	13					186.6	7
Other	100.6	7			27.5	99	128.1	5

	$1,395.5	100	$1,048.7	100	$27.7	100	$2,471.9	100

	For the Year 2003
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$52.6	4	$469.9	45	$.2	1	$522.7	22
Liberty National Exclusive	304.3	23	163.9	16.1		-0-	468.3	20
American Income Exclusive	314.9	24	55.8	5			370.7	15
Direct Response	350.3	27	28.4	3			378.7	16
United American Branch Office	18.7	1	316.0	31			334.7	14
Military	166.3	13					166.3	7
Other	103.3	8			31.1	99	134.4	6

	$1,310.4	100	$1,034.0	100	$31.4	100	$2,375.8	100

	For the Year 2002
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$50.4	4	$467.0	46	$.2	1	$517.6	23
Liberty National Exclusive	301.7	25	159.7	16.1		-0-	461.5	20
American Income Exclusive	277.2	23	52.1	5			329.3	14
Direct Response	315.7	26	21.8	2			337.5	15
United American Branch Office	19.5	1	318.5	31			338.0	15
Military	148.7	12					148.7	7
Other	107.5	9			38.9	99	146.4	6

	$1,220.7	100	$1,019.1	100	$39.2	100	$2,279.0	100

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 15—Business Segments (continued)

Because of the nature of the life insurance industry, Torchmark has no individual or group which would be considered a major customer. Substantially all of Torchmark’s business is conducted in the United States, primarily in the Southeastern and Southwestern regions.

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

	For the Year 2004
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,395.5	$1,048.7	$27.7						$2,471.9
Net investment income				$576.7			$.3	(1)	577.0
Other income					$1.8		(1.4	)(3)	.4

Total revenue	1,395.5	1,048.7	27.7	576.7	1.8	-0-	(1.1)		3,049.3
Expenses:
Policy benefits	919.9	697.6	28.2						1,645.7
Required interest on reserves	(318.9)	(19.5)	(31.7)	370.1					-0-
Amortization of acquisition costs	369.4	117.5	17.1	(156.8)					347.2
Commissions and premium tax	72.9	78.5	.1				(1.4	)(3)	150.1
Insurance administrative expense(2)					141.6				141.6
Parent expense						$9.6			9.6
Financing costs:
Interest expense				56.2			.3	(1)	56.5
Benefit from interest rate swaps				(23.3)					(23.3)

Total expenses	1,043.3	874.1	13.7	246.2	141.6	9.6	(1.1)		2,327.4

Measure of segment profitability (pretax)	$352.2	$174.6	$14.0	$330.5	$(139.8)	$(9.6)	$-0-		$721.9

Deduct applicable income taxes									(248.5)

Segment profits after tax									473.4
Add back income taxes applicable to segment profitability									248.5
Remove benefit from interest rate swaps (included in “Realized investment gains (losses)”)									(23.3)
Add realized investment gains									22.2

Pretax income per income statement									$720.8

1	Reclassification of interest amount due to FIN46R (accounting rule requiring deconsolidation of Trust Preferred Securities).
2	Administrative expense is not allocated to insurance segments.
3	Elimination of intersegment commission.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 15—Business Segments (continued)

	For the Year 2003
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,310.4	$1,034.0	$31.4						$2,375.8
Net investment income				$553.0			$4.7	(1,2)	557.7
Other income					$2.6		(1.8	)(3)	.8

Total revenue	1,310.4	1,034.0	31.4	553.0	2.6	-0-	2.9		2,934.3
Expenses:
Policy benefits	862.8	689.4	37.9						1,590.1
Required interest on reserves	(294.7)	(17.4)	(39.1)	351.2					-0-
Amortization of acquisition costs	342.7	103.8	20.5	(145.3)					321.7
Commissions and premium tax	75.3	93.8	.3				(1.8	)(3)	167.6
Insurance administrative expense(5)					131.3		.8	(4)	132.1
Parent expense						$10.3			10.3
Financing costs:
Interest expense				55.8			.3	(2)	56.1
Benefit from interest rate swaps				(26.3)					(26.3)

Total expenses	986.1	869.6	19.6	235.4	131.3	10.3	(.7)		2,251.6

Subtotal	324.3	164.4	11.8	317.6	(128.7)	(10.3)	3.6		682.7
Nonrecurring items							(3.5	)(1,4)	(3.5)

Measure of segment profitability (pretax)	$324.3	$164.4	$11.8	$317.6	$(128.7)	$(10.3)	$.1		679.2

Deduct applicable income taxes									(232.8)

Segment profits after tax									446.4
Add back income taxes applicable to segment profitability									232.8
Remove benefit from interest rate swaps (included in “Realized investment gains (losses)”)									(26.3)
Deduct realized investment losses									(3.3)
Add nonrecurring interest receipt from tax settlement(1)									4.3
Deduct nonrecurring loss on sale of airplane(4)									(.8)

Pretax income per income statement									$653.1

1	Reclassification of nonrecurring interest receipt from tax settlement $4.3 million.
2	Reclassification of interest amount due to FIN46R (accounting rule requiring deconsolidation of Trust Preferred Securities).
3	Elimination of intersegment commission.
4	Reclassification of nonrecurring gain from sale of airplane $.8 million.
5	Administrative expense is not allocated to insurance segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 15—Business Segments (continued)

	For the Year 2002
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,220.7	$1,019.1	$39.2						$2,279.0
Net investment income				$518.6			$.4(1)		519.0
Other income					$3.9		(1.8	)(3)	2.1

Total revenue	1,220.7	1,019.1	39.2	518.6	3.9	-0-	(1.4)		2,800.1
Expenses:
Policy benefits	815.4	673.9	34.8						1,524.1
Required interest on reserves	(279.3)	(15.3)	(37.1)	331.8			(.1)		-0-
Amortization of acquisition costs	318.0	91.9	26.6	(139.0)					297.5
Commissions and premium tax	68.6	101.1	.3				(1.7	)(3)	168.3
Insurance administrative expense(2)					124.6				124.6
Parent expense						$10.5			10.5
Financing costs:
Interest expense				57.6			.4(1)		58.0
Benefit from interest rate swaps				(23.1)					(23.1)

Total expenses	922.7	851.6	24.6	227.3	124.6	10.5	(1.4)		2,159.9

Measure of segment profitability (pretax)	$298.0	$167.5	$14.6	$291.3	$(120.7)	$(10.5)	$-0-		640.2

Deduct applicable income taxes									(216.6)

Segment profits after tax									423.6
Add back income taxes applicable to segment profitability									216.6
Remove benefit from interest rate swaps (included in “Realized investment gains (losses)”)									(23.1)
Deduct realized investment losses									(38.7)

Pretax income per income statement									$578.4

1	Reclassification of interest amount due to FIN46R (accounting rule requiring deconsolidation of Trust Preferred Securities).
2	Administrative expense is not allocated to insurance segments
3	Elimination of intersegment commission.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 15—Business Segments (continued)

The following table summarizes the measures of segment profitability as determined in the three preceding tables for comparison with prior periods. The table also reconciles segment profits to net income.

Analysis of Profitability by Segment

	For the Year			2004 Increase		2003 Increase
	2004	2003	2002	Amount	%	Amount	%
Life insurance	$352.2	$324.3	$298.0	$27.9	9	$26.3	9
Health insurance	174.6	164.4	167.5	10.2	6	(3.1)	(2)
Annuity	14.0	11.8	14.6	2.2	18	(2.8)	(19)
Other insurance:
Other income	1.8	2.6	3.9	(.8)	(29)	(1.3)	(34)
Administrative expense	(141.6)	(131.3)	(124.6)	(10.3)	8	(6.7)	5
Investment	330.5	317.6	291.3	12.9	4	26.3	9
Corporate and adjustments	(9.6)	(10.2)	(10.5)	.6	(6)	.3	(3)

Pretax total	721.9	679.2	640.2	42.7	6	39.0	6
Applicable taxes	(248.5)	(232.8)	(216.6)	(15.7)	7	(16.2)	7

After-tax total	473.4	446.4	423.6	27.0	6	22.8	5
Remove interest-rate swap benefit (after tax) from Investment segment	(15.2)	(17.1)	(15.0)	1.9		(2.1)
Realized gains (losses) (after tax)	14.5	(2.2)	(25.2)	16.7		23.0
Interest on tax settlements (after tax)	-0-	3.5	0	(3.5)		3.5
Loss on sale of airplane (after tax)	-0-	(.5)	0	.5		(.5)
Tax refund (after tax)	3.0	-0-	0	3.0		0
Change in accounting principle (after tax)	(7.1)	-0-	0	(7.1)		0

Net income	$468.6	$430.1	$383.4	$38.5	9	$46.7	12

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

Torchmark Corporation

Assets By Segment

	At December 31, 2004
	Life	Health	Annuity	Investment	Other	Consolidated
Cash and invested assets				$9,243.1		$9,243.1
Securities lending collateral				172.6		172.6
Accrued investment income				153.2		153.2
Deferred acquisition costs	$2,064.1	$403.8	$115.5			2,583.4
Goodwill	288.1	87.3	3.0			378.4
Separate account assets			1,594.3			1,594.3
Other assets					$127.2	127.2

Total assets	$2,352.2	$491.1	$1,712.8	$9,568.9	$127.2	$14,252.2

	At December 31, 2003
	Life	Health	Annuity	Investment	Other	Consolidated
Cash and invested assets				$8,702.4		$8,702.4
Accrued investment income				142.7		142.7
Deferred acquisition costs	$1,930.4	$364.3	$125.2			2,419.9
Goodwill	288.1	87.3	3.0			378.4
Separate account assets			1,693.9			1,693.9
Other assets					$128.2	128.2

Total assets	$2,218.5	$451.6	$1,822.1	$8,845.1	$128.2	$13,465.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 16—Commitments and Contingencies

Reinsurance: Insurance affiliates of Torchmark reinsure that portion of insurance risk which is in excess of their retention limits. Retention limits for ordinary life insurance range up to $2.0 million per life. Life insurance ceded represents 1.2% of total life insurance in force at December 31, 2004. Insurance ceded on life and accident and health products represents ..5% of premium income for 2004. Torchmark would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

Insurance affiliates also assume insurance risks of other companies. Life reinsurance assumed represents 1.6% of life insurance in force at December 31, 2004 and reinsurance assumed on life and accident and health products represents .9% of premium income for 2004.

Leases: Torchmark leases office space and office equipment under a variety of operating lease arrangements. Rental expense for operating leases was $5.2 million in 2004, $4.7 million in 2003, and $3.4 million in 2002. Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 2004 are as follows: 2005, $3.4 million; 2006, $2.8 million; 2007, $2.0 million; 2008, $1.7 million; 2009, $1.3 million and in the aggregate, $15.5 million.

Concentrations of Credit Risk: Torchmark maintains a highly diversified investment portfolio with limited concentration in any given region, industry, or economic characteristic. At December 31, 2004, the investment portfolio consisted of the following:

Investment-grade corporate securities	84%
Noninvestment-grade securities	8
Policy loans, which are secured by the underlying insurance policy values	3
Securities of the U.S. government or U.S. government-backed securities	1
Short-term investments, which generally mature within one month	1
Nongovernment-guaranteed mortgage-backed securities	1
Securities of state and municipal governments, equity securities, mortgages, securities of foreign governments, real estate, and other long-term investments	2

Investments in municipal governments and corporations are made throughout the U.S. with no concentration in any given state. Most of the investments in foreign government securities are in Canadian government obligations. Corporate debt and equity investments are made in a wide range of industries. At December 31, 2004, 2% or more of the portfolio was invested in the following industries:

Depository institutions	16%
Insurance carriers	16
Electric, gas, and sanitation services	14
Nondepository credit institutions	7
Communications	4
Chemicals and allied products	4
Transportation equipment	3
Oil and gas extraction	3
Food and kindred products	3
Petroleum refining and related industries	3
Media (printing, publishing, and allied lines)	2
Industrial, commercial machinery, and computer equipment	2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 16—Commitments and Contingencies (continued)

Otherwise, no individual industry represented 2% or more of Torchmark’s investments. At year-end 2004, 8% of invested assets was represented by fixed maturities rated below investment grade (BB or lower as rated by the Bloomberg Composite or the equivalent NAIC designation). Par value of these investments was $689 million, amortized cost was $670 million, and fair value was $714 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in market value.

Collateral Requirements: Torchmark requires collateral for investments in instruments where collateral is available and is typically required because of the nature of the investment. Since the majority of Torchmark’s investments is in government, government-secured, or corporate securities, the requirement for collateral is rare. Torchmark’s mortgages are secured by the underlying real estate.

Guarantees: Torchmark has in place four guarantee agreements, all of which are either parent company guarantees of subsidiary obligations to a third party, or parent company guarantees of obligations between wholly-owned subsidiaries. As of December 31, 2004, Torchmark had no liability with respect to these guarantees.

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

Letters of Credit: Torchmark has guaranteed letters of credit in connection with its credit facility with a group of banks. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Torchmark insurance companies. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Torchmark’s insurance carriers. The agreement is a five-year contract expiring in 2009. The maximum amount of letters of credit available is $175 million. Torchmark (parent company) would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. At December 31, 2004, $152 million of letters of credit were outstanding.

Agent Receivables: Torchmark issued a guarantee to an unaffiliated third party, which has purchased certain agents’ receivables of Torchmark’s wholly-owned subsidiary American Income Life Insurance Company. The guarantee covers all obligations and recovery of capital to the third party under the receivables purchase agreement up to a maximum amount of $100 million. Under the terms of the revolving purchase arrangement, the third party has purchased the agents’ receivables and receives the earned commissions as they are applied to the balance. The term of the guarantee corresponds with the purchase arrangement, which is annually renewable. Torchmark would be liable to the extent that future commission collections were insufficient to repay the purchased amount. As of December 31, 2004, the present value of future commissions substantially exceeded the purchased balance.

Equipment leases: Torchmark has guaranteed performance of two subsidiaries as lessees under leasing arrangements for aviation equipment. The leases commenced in 2003 for lease terms of approximately 10 years. Lessees have certain renewal and early termination options, however. At December 31, 2004, total remaining undiscounted payments under the leases were approximately $7.0 million. Torchmark (parent company) would be responsible for any subsidiary obligation in the event the subsidiary did not make payments or otherwise perform under the terms of the lease.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 16—Commitments and Contingencies (continued)

Litigation: Torchmark and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims involving tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark’s subsidiaries, employment discrimination, and miscellaneous other causes of action. A number of such actions involving Torchmark’s subsidiary Liberty also name Torchmark as a defendant. Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, management does not believe that such litigation will have a material adverse effect on Torchmark’s financial condition, future operating results or liquidity; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future. This bespeaks caution, particularly in states with reputations for high punitive damage verdicts such as Alabama and Mississippi.

Many of these lawsuits involve claims for punitive damages in state courts of Alabama and Mississippi. Torchmark’s management recognizes that large punitive damage awards continue to occur bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly Alabama and Mississippi, creating the potential for unpredictable material adverse judgments in any given punitive damage suit. As of December 31, 2004, Liberty was a party to approximately 70 active lawsuits (which included no employment-related cases and excluded interpleaders), 57 of which were Alabama proceedings and 9 of which were Mississippi proceedings in which punitive damages were sought.

As previously reported in Form 10-K and Forms 10-Q, Liberty National Life Insurance Company and Torchmark Corporation were parties to purported class action litigation filed in the Circuit Court of Choctaw County, Alabama on behalf of all persons who currently or in the past were insured under Liberty cancer policies which were no longer being marketed, regardless of whether the policies remained in force or lapsed (Roberts v. Liberty National Life Insurance Company, Case No. CV-2002-009-B). These cases were based on allegations of breach of contract in the implementation of premium rate increases, misrepresentation regarding the premium rate increases, fraud and suppression concerning the closed block of business and unjust enrichment. On December 30, 2003 the Alabama Supreme Court issued an opinion granting Liberty’s and Torchmark’s petition for a writ of mandamus, concluding that the Choctaw Circuit Court did not have subject matter jurisdiction and ordering that Circuit Court to dismiss the action. The plaintiffs then filed their purported class action litigation against Liberty and Torchmark in the Circuit Court of Barbour County, Alabama on December 30, 2003 (Roberts v. Liberty National Life Insurance Company, Civil Action No. CV-03-0137). On April 16, 2004 the parties filed a written Stipulation of Agreement of Compromise and Settlement with the Barbour County, Alabama Circuit Court seeking potential settlement of the Roberts case. A fairness hearing on the potential settlement was held by the Barbour County Circuit Court on July 15, 2004. After receipt of briefs on certain issues and submission of materials relating to objections to the proposed settlement to the Court-appointed independent special master, the Court reconvened the previously-continued fairness hearing on September 23, 2004. After the September 23, 2004 hearing, the Court, after hearing from the objectors to the potential settlement, ordered the appointment of an independent actuary to advise and report back to the Court on certain issues. The report of the independent actuary was subsequently furnished to the special master and the Court on a timely basis.

On November 22, 2004, the Court entered an order and final judgment in Roberts whereby the Court consolidated Roberts with Robertson v. Liberty National Life Insurance Company, CV-92-021 (previously reported in Forms 10-K and 10-Q) for purposes of the Roberts Stipulation of Settlement and certified the Roberts class as a new subclass of the class previously certified by that Court in Robertson. The Court approved the Stipulation and Settlement and ordered and enjoined Liberty to perform its obligations under the Stipulation. Subject to the Stipulation, Liberty and Torchmark were permanently enjoined from instituting, engaging or participating in, maintaining, authorizing or continuing premium rate increases inconsistent with the Stipulation; failing to implement temporary premium waivers in accordance with the Stipulation; failing to implement the new benefits procedure described in the Stipulation; and failing to implement the special schedules and special provisions of the Stipulation for subclass members who have cancer and are receiving benefits and for subclass members who have no other cancer or medical

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 16—Commitments and Contingencies (continued)

insurance and/or are not covered by Medicare. The Court dismissed plaintiffs’ claims, released the defendants, enjoined Roberts subclass members from any further prosecution of released claims and retained continuing jurisdiction of all matters relating to the Roberts settlement. In an order issued February 1, 2005, the Court denied the objectors’ motion to alter, amend or vacate its earlier final judgment on class settlement and certification. The Companies are proceeding to implement the settlement terms.

United American Insurance Company has been named as a defendant in purported class action litigation filed on January 7, 2005, in the District Court of Starr County, Texas on behalf of the Texas purchasers of association group health insurance policies or certificates issued by United American through Heartland Alliance of America and Farm & Ranch Healthcare, Inc. (Rodriguez v. Burdine, et al, DC-05-8). The plaintiffs assert claims of civil conspiracy, conversion and theft, violations of the Texas Insurance and Administrative Codes, breach of fiduciary duties, fraud and gross negligence and breach of contract as well as filing a members representative action on behalf of all the members of the Heartland Association. The plaintiffs allege that the defendants have collected excessive and unauthorized association dues payments from policyholders. A declaratory judgment, monetary damages, imposition of a constructive trust, equitable forfeiture and attorney’s fees are sought by the plaintiffs.

On February 17, 2005, named defendant Martha Burdine filed an amended answer and a complaint (the cross complaint) against various other defendants including United American (the cross defendants) on behalf of a purported class of former agents and managers of those cross defendants (the cross plaintiffs). These cross plaintiffs assert a pattern of contract breaches and misconduct by the cross defendants including claims for breach of contract, intentional and negligent misrepresentation, fraud, negligence, breach of duties of trustees, trespass to chattels, conversion, intentional interference with a business relationship and intentional interference with a valid business expectancy. The cross plaintiffs seek actual, punitive and exemplary damages, attorneys’ fees and costs and other legal and equitable relief.

As previously reported in Form 10-Q, purported class action litigation was filed against United American Insurance company in the Circuit Court of Duval County, Florida (Moore v. United American Insurance Company, Case No. 16-2003-CA-001955-XXX-MA, Division CV-E), on March 13, 2003. The plaintiff, representing a class with in excess of 8,000 members, asserts that the annual additional fee that United American charges him and its other Medicare Supplement insurance policyholders for electronic processing of claims is a premium charge subject to filing with and approval by the State of Florida’s Department of Financial Services (formerly the Department of Insurance) and that such charge has never been filed by United American with and approved by the Department. The plaintiff alleges claims for breach of contract and the implied covenant of good faith and fair dealing as well as for declaratory relief. Compensatory damages including the refund of all premium charges found to be illegal, a declaratory judgment, interest, costs, and attorney’s fees are sought.

United American filed a motion to dismiss this action, which was granted by the Circuit Court on July 14, 2003. The case was subsequently refiled by the plaintiff and United American filed another motion to dismiss the case, which was denied by the Circuit Court on October 22, 2003. United American filed appropriate responsive pleadings with the Circuit Court and on March 3, 2005, the Circuit Court issued an order denying certification of a plaintiffs class.

Note 17—Related Party Transactions

First Command.    Lamar C. Smith, a director of Torchmark, is an officer and director of First Command Financial Services, Inc. (First Command), a corporation 100% owned by the First Command Employee Stock Ownership Plan (First Command ESOP). Mr. Smith is a beneficiary of the First Command ESOP although he has no ability to vote the stock of First Command that is held by the First Command ESOP. First Command, with 560 home office employees and 847 appointed agents worldwide,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 17—Related Party Transactions (continued)

receives commissions as the Military Agency distribution system for selling certain life insurance products offered by Torchmark’s insurance subsidiaries. These commissions were $67.0 million in 2004, $59.4 million in 2003, and $52.6 million in 2002. Torchmark held balances due from these agents of $17.0 million at year-end 2004 and $16.8 million at year-end 2003.

During 2001, Torchmark entered into a coinsurance agreement with First Command’s life subsidiary whereby Torchmark ceded back to First Command approximately 5% of the new life insurance business sold by First Command on behalf of Torchmark’s insurance subsidiaries. In 2004, the ceding rate was changed to 3% on newly ceded business. Under the terms of this agreement, First Command pays Torchmark a maintenance expense allowance equal to 5.5% of all premium collected and an issue allowance of 2.9% of first year premium collected. Torchmark is also reimbursed for actual commissions, premium taxes, and claims paid on the business ceded to First Command. Also under the agreement, Torchmark provides First Command certain administrative, accounting, and investment management services. Premium ceded in 2004 was $2.3 million, in 2003 $1.6 million, and in 2002 $780 thousand. At December 31, 2004, the face amount of life insurance ceded was $298 million and annualized ceded premium was $2.5 million.

Torchmark currently has two loan agreements with First Command, a mortgage loan agreement and a collateral loan agreement. The mortgage loan bears interest at a rate of 7.0%. The initial balance of $22.3 million is being repaid in equal monthly payments over fifteen years, beginning May 1, 2003. At year end 2004, the outstanding balance was $20.9 million, compared with $21.7 million one year ago. The loan is collateralized by a four-story office building in Fort Worth, Texas, which was appraised by an independent firm in 2001 at $22.8 million. In addition to the office building as collateral, Torchmark has the right of offset to any commissions due First Command, in the event of default.

The collateral loan bears interest at the rate of 7.0%. First Command is making fixed monthly payments which are scheduled to repay the loan by May, 2010. First Command has the right to make additional, unscheduled payments. At year end 2004, the outstanding balance was $11.1 million, compared with $12.7 million at year end 2003. The loan is collateralized by real estate and a parking garage in Fort Worth, Texas. The property was appraised by an independent firm in 2002 at $17.6 million.

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

As part of the consideration for the transaction, Torchmark accepted a ten-year collateralized 8% note from Elgin Development in the amount of $12.4 million. Elgin Development made all interest payments and paid down $2.3 million in principal through December 31, 2002. As of that date the outstanding balance of the collateralized note with Elgin Development Company was $10.1 million. In 2003, Elgin Development defaulted on the note. As a result, Torchmark foreclosed on the collateral which consisted of real estate with a value of $5.7 million. Torchmark recognized a realized loss on the transaction of $2.6 million after tax.

Mr. Richey was a 25% investor in Stonegate Realty Company, LLC, the parent company of Elgin Development Company until December 31, 2003, at which time he became a 50% investor. Until December 31, 2003, he was also a one-third investor in Stonegate Management Company, LLC, which, in turn, is a 50% owner of Commercial Real Estate Services. As of December 31, 2003, he became a two-thirds investor in Stonegate Management. Commercial Real Estate Services manages certain of Torchmark’s company-occupied and investment real estate properties along with those of other clients. Fees paid by Torchmark subsidiaries for these management and maintenance services were $702 thousand in 2004, $683 thousand in 2003, and $750 thousand in 2002. Lease rentals paid by Torchmark subsidiaries were $261 thousand, $261 thousand, and $260 thousand in 2004, 2003, and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 17—Related Party Transactions (continued)

Director life insurance.    Torchmark annually pays premiums on three life insurance policies for R. K. Richey, currently a director and formerly Chairman and Chief Executive Officer of Torchmark. Life insurance premiums paid for Mr. Richey were $58 thousand in each of the years 2002 through 2004.

Executive share purchases.    On January 3, 2005, two grantor-retained annuity trusts for the benefit of the adult sons of C. B. Hudson, Chief Executive Officer of Torchmark, and of which trusts he serves as trustee, sold 41,470 shares of Torchmark common stock in a privately-negotiated transaction to Torchmark for $2.4 million. The purchases (20,735 shares from each of the trusts) were made at the average of the high and low prices of Torchmark stock on January 3, 2005 ($57.045 per share).

MidFirst Bank.    Torchmark has engaged MidFirst Bank as the servicing agent for a portion of Torchmark’s subsidiaries’ commercial mortgages portfolios. George J. Records, a Torchmark director, was an officer, director, and 38.3% beneficial owner of Midland Financial Co., the parent corporation of MidFirst Bank until December 31, 2003. After that date, he was no longer a beneficial owner. Fees paid for these services were $90 thousand in 2004, $110 thousand in 2003, and $118 thousand in 2002.

In the fourth quarter of 2003, a reserve in the pretax amount of $5 million was established on certain mortgages that met Torchmark’s criteria for impairment. These mortgages were originated and serviced by MidFirst. In the fourth quarter of 2004, Torchmark’s subsidiary Liberty sold its participation interests in certain mortgages back to MidFirst Bank in two transactions. The first transaction was completed in October, 2004 for proceeds of $57.3 million with a carrying value of $56.2 million, and the second was effected in December, 2004 for $17.1 million proceeds and a carrying value of $19.5 million. Because of Mr. Record’s relationship, the Board of Directors of Torchmark, with Mr. Records recusing himself, reviewed and approved the first transaction. Both of the transactions were also reviewed and approved by the Liberty National Board of Directors on which Mr. Records does not serve. Torchmark obtained opinions from an independent third party valuation firm experienced in valuing commercial loans that the purchase price on each transaction was within a reasonable and acceptable range.

Baxley.    William J. Baxley is a partner in the law firm of Baxley, Dillard, Dauphin, McKnight & Barclift which performs legal services for Torchmark and certain of its subsidiaries. In 1997, Mr. Baxley was loaned $668 thousand on an unsecured basis at a rate of 6.02%. Repayments are made in the form of legal services at customary rates and are applied against the outstanding balance, amortizing the loan with interest over its remaining term. In October, 2001, the terms of the loan were revised and an additional amount of $395 thousand was loaned to Baxley. The interest rate was revised to 5.6% and the term of the loan was extended until July, 2013. The loan is being repaid in accordance with its amortization schedule and all payments are current. At December 31, 2004 and 2003, the outstanding balance of this loan was $632 thousand and $689 thousand, respectively.

Additionally, Liberty loaned Mr. Baxley’s wife $883 thousand secured by a mortgage on a building sold to her in 1997. Interest is charged at a rate of 7.7%. Scheduled cash payments are made to amortize the loan over thirty years. However, there is a balloon payment due at the end of ten years (2007) in the amount of $712 thousand less a credit of $18 thousand if all payments are made timely. To date, all payments have been timely. During 2002, Liberty sold the loan to Torchmark. At December 31, 2004 and 2003, the outstanding balances of this loan were $772 thousand and $791 thousand, respectively.

Torchmark customarily grants options to certain consultants for their services in addition to their fees. Mr. Baxley has received Torchmark options in the past.

Perry.    Sam R. Perry was elected a director of Torchmark in October, 2004. Until September 30, 2004, he was a shareholder and Of Counsel in the law firm of Sneed Vine and Perry, P.C. That law firm, which from time to time provided legal representation to Torchmark subsidiaries, received $320 thousand in 2004 for its services from Torchmark subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in millions except per share data)

Note 18—Selected Quarterly Data (Unaudited)

The following is a summary of quarterly results for the two years ended December 31, 2004. The information is unaudited but includes all adjustments (consisting of normal accruals) which management considers necessary for a fair presentation of the results of operations for these periods.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2004:

Premium and policy charges	$620.4	$621.0	$616.0	$614.5

Net investment income	141.7	144.0	145.3	146.0

Realized investment gains(losses)	10.3	(1.1)	12.9	.1

Total revenues	772.5	764.0	774.2	760.8

Policy benefits	412.5	414.7	411.7	406.8

Amortization of acquisition expenses	84.6	84.0	90.9	87.7

Pretax income	182.2	173.2	189.5	175.9
Net income	112.4	116.6	124.1	115.5

Basic net income per common share before cumulative effect of change in accounting principle	1.06	1.05	1.14	1.07

Basic net income per common share	1.00	1.05	1.14	1.07

Diluted net income per common share before cumulative effect of change in accounting principle	1.05	1.04	1.12	1.05

Diluted net income per common share	.99	1.04	1.12	1.05

2003:

Premium and policy charges	$590.5	$591.5	$592.2	$601.6

Net investment income	135.5	136.9	138.4	146.9

Realized investment gains(losses)	(8.0)	5.7	(.1)	(.9)

Total revenues	718.5	734.4	730.5	747.6

Policy benefits	395.4	399.4	395.0	400.3

Amortization of acquisition expenses	77.7	77.6	82.8	83.6

Pretax income	152.7	166.5	164.2	169.7

Net income	100.6	109.6	107.9	112.0

Basic net income per common share before cumulative effect of change in accounting principle	.86	.95	.95	.99

Basic net income per common share	.86	.95	.95	.99

Diluted net income per common share before cumulative effect of change in accounting principle	.85	.95	.94	.98

Diluted net income per common share	.85	.95	.94	.98

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

As of the end of the fiscal quarter completed December 31, 2004, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

As of the date of this Form 10-K for the fiscal year ended December 31, 2004, there have not been any significant changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management at Torchmark Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and for assessing the effectiveness of internal control on an annual basis. As a framework for assessing internal control over financial reporting, the Company utilizes the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management evaluated the Company’s internal control over financial reporting, and based on its assessment, believes that the Company maintained effective internal control over financial reporting as of December 31, 2004. The Company’s independent audit firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as stated in their report which is included herein.

/s/ C. B. Hudson

C. B. Hudson

Chairman and Chief Executive Officer

/s/ Gary L. Coleman

Gary L. Coleman

Executive Vice President and Chief Financial Officer

March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Torchmark Corporation

Birmingham, Alabama

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Torchmark Corporation and subsidiaries (“Torchmark”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Torchmark’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Torchmark’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Torchmark maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Torchmark maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 of Torchmark and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules.

DELOITTE & TOUCHE LLP

Dallas, Texas

March 11, 2005

PART III

Item 10. Directors and Executive Officers of Registrant

Information required by this item is incorporated by reference from the sections entitled “Election of Directors,” “Profiles of Directors and Nominees,” “Executive Officers,” “Audit Committee Report,” “Governance Guidelines and Codes of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Securities Exchange Act in the Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2005 (the Proxy Statement), which is to be filed with the Securities and Exchange Commission.

Item 11. Executive Compensation

Information required by this item is incorporated by reference from the section entitled Compensation and Other Transactions with Executive Officers and Directors in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners of Management

(a)	Equity Compensation Plan Information

As of December 31, 2004

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	10,680,273	$39.60	1,761,920

Equity compensation plans not approved by security holders	0	0	0

Total	10,680,273	$39.60	1,761,920

(b)	Security ownership of certain beneficial owners:

Information required by this item is incorporated by reference from the section entitled “Principal Stockholders” in the Proxy Statement.

(c)	Security ownership of management:

Information required by this item is incorporated by reference from the section entitled “Stock Ownership” in the Proxy Statement.

(d)	Changes in control:

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

Item 14. Principal Accounting Fees and Services

Information required by this Item is incorporated by reference from the section entitled Principal Accounting Firm Fees and “Pre-approval Policy” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)  Index of documents filed as a part of this report:

Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X.

(b)  Reports on Form 8-K.

A Form 8-K dated October 8, 2004 was filed by the registrant during the fourth quarter of 2004 regarding the entry into a material definitive agreement involving Torchmark director George J. Records for the purchase by MidFirst Bank of certain mortgage loan participation interests from a Torchmark subsidiary. The Form 8-K contained no financial statements.

A Form 8-K dated October 18, 2004 was filed by the registrant during the fourth quarter of 2004 regarding blackout periods in the Torchmark Corporation Savings and Investment Plan and the Liberty National Life Insurance Company 401(k) Plan for changes to these plans’ record keepers and investment fund options. The Form 8-K contained no financial statements.

A Form 8-K dated October 20, 2004 was filed by the registrant during the fourth quarter of 2004 furnishing a press release announcing Torchmark Corporation’s third quarter 2004 financial results. The Form 8-K contained no financial statements.

A Form 8-K dated October 21, 2004 was filed by the registrant during the fourth quarter of 2004 regarding the termination of the blackout periods for the Torchmark Corporation Savings and Investment Plan and the Liberty National Life Insurance Company 401(k) Plan. The Form 8-K contained no financial statements.

A Form 8-K dated October 29, 2004 was filed by the registrant during the fourth quarter of 2004 announcing the election of Sam R. Perry as a director of Torchmark Corporation. The Form 8-K contained no financial statements.

A Form 8-K dated November 22, 2004 was filed by the registrant during the fourth quarter of 2004 disclosing the entry of an order and final judgment by the Barbour County, Alabama Circuit Court in Roberts v. Liberty National Life Insurance Company, Case No. CV-2002-009-B. The Form 8-K contained no financial statements.

A Form 8-K dated November 23, 2004 was filed by the registrant during the fourth quarter of 2004 regarding the entry into a material definitive agreement between Torchmark Corporation and its subsidiary TMK Re, Ltd., specifically the Credit Agreement dated as of November 18, 2004 among Torchmark Corporation as the Borrower, TMK Re, Ltd., as a Loan Party, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, J.P. Morgan Bank, N.A., Key Bank National Association, Regions Bank and SunTrust Bank as Co-Syndication Agents and the other lenders party thereto. The Form 8-K contained no financial statements.

A Form 8-K dated December 21, 2004 was filed by the registrant during the fourth quarter of 2004 regarding the entry into a material definitive agreement involving Torchmark director George J. Records for purchase of a mortgage loan participation interest by MidFirst Bank from a Torchmark subsidiary. The Form 8-K contained no financial statements.

A Form 8-K/A dated December 21, 2004 was filed by the registrant during the fourth quarter of 2004 amending the Form 8-K dated December 21, 2004 to correct a signature on Exhibit 10.1 filed therewith. The Form 8-K contained no financial statements.

(c)  Exhibits

EXHIBITS

Page of this Report
(3)(i)	Restated Certificate of Incorporation of Torchmark Corporation, as amended (incorporated by reference from Exhibit 3(i) to Form 10-K for the fiscal year ended December 31, 2000)

(ii)	By-Laws of Torchmark Corporation, as amended (incorporated by reference from Exhibit 3(ii) to Form 10-K for the fiscal year ended December 31, 2001)

(4)(a)	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4(a) to Form 10-K for the fiscal year ended December 31, 1989)

(b)	Trust Indenture dated as of February 1, 1987 between Torchmark Corporation and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4(b) to Form S-3 for $300,000,000 of Torchmark Corporation Debt Securities and Warrants (Registration No. 33-11816))

(c)	Junior Subordinated Indenture, dated November 2, 2001, between Torchmark Corporation and The Bank of New York defining the rights of the 7 3/4% Junior Subordinated Debentures (incorporated by reference from Exhibit 4.3 to Form 8-K dated November 2, 2001)

(d)	Supplemental Indenture, dated as of December 14, 2001, between Torchmark, BankOne Trust Company, National Association and The Bank of New York, supplementing the Indenture Agreement dated February 1, 1987 (incorporated herein by reference to Exhibit 4(b) to Torchmark’s Registration Statement on Form S-3 (File No. 33-11716), and defining the rights of the 6 1/4% Senior Notes (incorporated by reference from Exhibit 4.1 to Form 8-K dated December 14, 2001)

(10)(a)	Torchmark Corporation and Affiliates Retired Lives Reserve Agreement, as amended, and Trust (incorporated by reference from Exhibit 10(b) to Form 10-K for the fiscal year ended December 31, 1991)

(b)	Capital Accumulation and Bonus Plan of Torchmark Corporation, as amended, (incorporated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1988)

(c)	Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1992)

(d)	Credit Agreement dated as of November 18, 2004 among Torchmark Corporation, as the Borrower, TMK Re, Ltd., as a Loan Party, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, J.P. Morgan Bank, N.A., KeyBank National Association, Regions Bank and SunTrust Bank as Co-Syndication Agents and the other lenders party thereto (incorporated by reference from Exhibit 10.01 to Form 8-K dated November 23, 2004)

(e)	Certified Copy of Resolution Regarding Director Retirement Benefit Program (incorporated by reference from Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1999)

(f)	Torchmark Corporation Restated Deferred Compensation Plan for Directors, Advisory Directors, Directors Emeritus and Officers, as amended (incorporated by reference from Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1992)

(g)	The Torchmark Corporation 1987 Stock Incentive Plan (incorporated by reference from Exhibit 10(f) to Form 10-K for the fiscal year ended December 31, 1998)

(h)	General Agency Contract between Liberty National Life Insurance Company and First Command Financial Services, Inc., (formerly known as Independent Research Agency

Page of this Report
For Life Insurance, Inc.) (incorporated by reference from Exhibit 10(i) to Form 10-K for the fiscal year ended December 31, 1990)

(i)	Form of Deferred Compensation Agreement Between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Eligible to Participate in the Torchmark Corporation and Affiliates Retired Lives Reserve Agreement and to Retire Prior to December 31, 1986 (incorporated by reference from Exhibit 10(k) to Form 10-K for the fiscal year ended December 31, 1991)

(j)	Form of Deferred Compensation Agreement between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Eligible to Participate in the Torchmark Corporation and Affiliates Retired Lives Reserve Agreement and Not Eligible to Retire Prior to December 31, 1986 (incorporated by reference from Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 1991)

(k)	Torchmark Corporation Supplemental Savings and Investment Plan (incorporated by reference from Exhibit 10(m) to Form 10-K for the fiscal year ended December 31, 1992)

(l)	Service Agreement, dated as of January 1, 1991, between Torchmark Corporation and Liberty National Life Insurance Company (prototype for agreements between Torchmark Corporation and other principal operating subsidiaries) (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1992)

(m)	The Torchmark Corporation Pension Plan (incorporated by reference from Exhibit 10(o) to Form 10-K for the fiscal year ended December 31, 1992)

(n)	The Torchmark Corporation 1998 Stock Incentive Plan (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1998)

(o)	The Torchmark Corporation Savings and Investment Plan (incorporated by reference from Exhibit 10(s) to Form 10-K for the fiscal year ended December 31, 1992)

(p)	The Torchmark Corporation Annual Management Incentive Plan

(q)	Coinsurance and Servicing Agreement between Security Benefit Life Insurance Company and Liberty National Life Insurance Company, effective as of December 31, 1995 (incorporated by reference from Exhibit 10(u) to Form 10-K for the fiscal year ended December 31, 1995)

(r)	Form of Deferred Compensation Agreement Between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Not Eligible to Participate in Torchmark Corporation and Affiliates Retired Lives Reserve Agreement (incorporated by reference from Exhibit 10(j) to Form 10-K for the fiscal year ended December 31, 1991)

(s)	Torchmark Corporation 1996 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10(w) to Form 10-K for the fiscal year ended December 31, 1996)

(t)	Torchmark Corporation 1996 Executive Deferred Compensation Stock Option Plan (incorporated by reference from Exhibit 10(x) to Form 10-K for the fiscal year ended December 31, 1996)

(u)	The Liberty National Life Insurance Company Pension Plan for Non-Commissioned Employees (incorporated by reference from Exhibit 10(v) to Form 10-K for the fiscal year ended December 31, 1999)

Page of this Report
(v)	Receivables Purchase Agreement dated as of December 21, 1999, as Amended and Restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation and Bank One, NA (incorporated by reference from Exhibit 10(x) to Form 10-K for the fiscal year ended December 31, 2000)

(x)	Amendment dated as of August 31, 2001 to Receivables Purchase Agreement dated as of December 21, 1999 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation and BankOne, N.A. (incorporated by reference from Exhibit 10(y) to Form 10-K for the fiscal year ended December 31, 2001)

(y)	Amendment No. 2 dated as of August 30, 2002 to Receivables Purchase Agreement dated as of December 21, 1999 as amended and restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company Preferred Receivables Funding Corporation and Bank One, N.A. (incorporated by reference from Exhibit 10(y) to Form 10-K for the fiscal year ended December 31, 2003)

(z)	Amendment No. 3 dated as of October 24, 2002 to Receivables Purchase Agreement dated as of December 21, 1999 as amended and restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation, certain financial institutions parties thereto, and Bank One, N.A. (incorporated by reference from Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004)

(aa)	Amendment No. 4 dated as of August 28, 2003 to Receivables Purchase Agreement dated as of December 21, 1999 as amended and restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation, certain financial institutions parties thereto, and Bank One, N.A. (incorporated by reference from Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2004)

(bb)	Amendment No. 5 dated as of August 27, 2004 to Receivables Purchase Agreement dated as of December 21, 1999 as amended and restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation, certain financial institutions parties thereto, and Bank One, N.A. (incorporated by reference from Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2004)

(cc)	Form of Retirement Life Insurance Benefit Agreement ($1,995,000 face amount limit) (incorporated by reference from Exhibit 10(z) to Form 10-K for the fiscal year ended December 31, 2001)

(dd)	Form of Retirement Life Insurance Benefit Agreement ($495,000 face amount limit) (incorporated by reference from Exhibit 10(aa) to Form 10-K for the fiscal year ended December 31, 2001)

(ee)	Purchase Agreement for Purchase of Participation Interests in Loans effective as of October 5, 2004 between MidFirst Bank and Liberty National Life Insurance Company (incorporated by reference from Exhibit 10 to Form 8-K dated October 8, 2004)

(ff)	Purchase Agreement for Purchase of Participation Interest in Loan dated December 17, 2004 between MidFirst Bank and Liberty National Life Insurance Company (incorporated by reference from Exhibit 10.1 to Form 8K/A dated December 21, 2004

(gg)	Payments to Directors

(11)	Statement re computation of per share earnings	96

(12)	Statement re computation of ratios

Page of this Report

(20)	Proxy Statement for Annual Meeting of Stockholders to be held April 28, 2005

(21)	Subsidiaries of the registrant	96

(23)(a)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated March 11, 2005, into Form S-8 of The Torchmark Corporation Savings and Investment Plan (Registration No. 2-76378)

(b)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated March 11, 2005, into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 1996 Non-Employee Director Stock Option Plan (Registration No. 2-93760)

(c)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated March 11, 2005, into Form S-8 and the accompanying Form S-3 Prospectus of11 the Torchmark Corporation 1987 Stock Incentive Plan (Registration No. 33-23580)

(d)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated March 11, 2005, into Form S-8 and the accompanying Form S-3 Prospectus of The Capital Accumulation and Bonus Plan of Torchmark Corporation (Registration No. 33-1032)

(e)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated March 11, 2005, into Form S-8 of the Liberty National Life Insurance Company 401(k) Plan (Registration No. 33-65507)

(f)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated March 11, 2005, into Form S-8 and accompanying Form S-3 Prospectus of the Torchmark Corporation 1996 Executive Deferred Compensation Stock Option Plan (Registration No. 333-27111)

(g)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated March 11, 2005 into Form S-8 of the Profit Sharing and Retirement Plan of Liberty National Life Insurance Company (Registration No. 333-83317)

(h)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit report dated March 11, 2005 into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 1998 Stock Incentive Plan (Registration No. 333-40604)

(24)	Powers of attorney

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by C.B. Hudson

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

(32.1)	Section 1350 Certification by C.B. Hudson and Gary L. Coleman

Exhibit 11. Statement re computation of per share earnings

TORCHMARK CORPORATION COMPUTATION OF EARNINGS PER SHARE

	Twelve Months Ended December 31,
	2004	2003	2002
Net Income before cumulative effect of change in accounting principle	$475,718,000	$430,141,000	$383,433,000
Cumulative effect of change in accounting principle (net of applicable tax)	(7,163,000)	-0-	-0-

Net Income	$468,555,000	$430,141,000	$383,433,000

Basic weighted average shares outstanding	110,106,078	114,836,778	120,258,685
Diluted weighted average shares outstanding	111,907,788	115,377,155	120,669,115

Basic earnings per share:
Net Income before cumulative effect of change in accounting principle	4.32	3.75	3.19
Cumulative effect of change in accounting principle (net of applicable tax)	(.06)	-0-	-0-

Net Income	$4.26	$3.75	$3.19

Diluted earnings per share:
Net Income before cumulative effect of change in accounting principle	4.25	3.73	3.18
Cumulative effect of change in accounting principle (net of applicable tax)	(.06)	-0-	-0-

Net Income	$4.19	$3.73	$3.18

Exhibit 21. Subsidiaries of the Registrant

The following table lists subsidiaries of the registrant which meet the definition of “significant subsidiary” according to Regulation S-X:

Company	State of Incorporation	Name Under Which Company Does Business
American Income Life Insurance Company	Indiana	American Income Life Insurance Company
Globe Life And Accident Insurance Company	Delaware	Globe Life And Accident Insurance Company
Liberty National Life Insurance Company	Alabama	Liberty National Life Insurance Company
United American Insurance Company	Delaware	United American Insurance Company
United Investors Life Insurance Company	Missouri	United Investors Life Insurance Company

All other exhibits required by Regulation S-K are listed as to location in the “Index of documents filed as a part of this report” on pages 92 through 95 of this report. Exhibits not referred to have been omitted as inapplicable or not required.

TORCHMARK CORPORATION (PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(Amounts in millions)

	December 31,
	2004	2003
Assets:
Investments:
Long-term investments	$27.6	$40.5
Short-term investments	10.6	24.9

Total investments	38.2	65.4
Investment in affiliates	4,233.0	4,062.1
Other assets	55.9	49.7

Total assets	$4,327.1	$4,177.2

Liabilities and shareholders’ equity:
Liabilities:
Short-term debt	$170.4	$182.4
Long-term debt	540.1	543.4
Due to affiliates	157.0	161.3
Taxes payable	4.8	1.3
Other liabilities	35.0	48.7

Total liabilities	907.3	937.1

Shareholders’ equity:
Preferred stock	.4	.4
Common stock	108.8	113.8
Additional paid-in capital	835.4	851.5
Accumulated other comprehensive income	405.9	393.1
Retained earnings	2,462.5	2,273.4
Treasury stock	(393.2)	(392.1)

Total shareholders’ equity	3,419.8	3,240.1

Total liabilities and shareholders’ equity	$4,327.1	$4,177.2

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in millions)

	Year Ended December 31,
	2004	2003	2002
Net investment income	$15.3	$15.2	$12.0
Realized investment gains (losses)	13.1	6.7	40.8

Total revenue	28.4	21.9	52.8

General operating expenses	9.3	10.0	10.2
Reimbursements from affiliates	(10.3)	(10.6)	(10.9)
Interest expense	56.1	56.3	57.9

Total expenses	55.1	55.7	57.2

Operating income (loss) before income taxes and equity in earnings of affiliates	(26.7)	(33.8)	(4.4)
Income taxes	10.4	13.1	3.0

Net operating loss before equity in earnings of affiliates	(16.3)	(20.7)	(1.4)
Equity in earnings of affiliates	484.9	450.8	384.8

Net income	$468.6	$430.1	$383.4

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in millions)

	Year Ended December 31,
	2004	2003	2002
Cash provided from (used for) operations before dividends from subsidiaries	$(13.4)	$22.0	$(25.0)
Cash dividends from subsidiaries	345.9	313.7	262.1

Cash provided from operations	332.5	335.7	237.1

Cash provided from (used for) investing activities:
Disposition of investments	.7	.5	.5
Acquisition of investments	-0-	-0-	(.8)
Investment in subsidiaries	-0-	-0-	(10.0)
Loans to subsidiaries	(62.7)	(14.0)	(49.8)
Repayments on loans to subsidiaries	62.7	14.0	49.8
Net decrease (increase) in temporary investments	14.3	(15.8)	9.4
Additions to properties	-0-	(.1)	-0-

Cash provided from (used for) investing activities	15.0	(15.4)	(.9)

Cash provided from (used for) financing activities:
Repayments of debt	(12.0)	(19.0)	(2.6)
Issuance of stock	26.1	10.5	5.1
Acquisitions of treasury stock	(285.3)	(225.3)	(182.2)
Borrowings from subsidiaries	85.1	116.6	94.1
Repayment on borrowings from subsidiaries	(89.4)	(136.0)	(83.8)
Payment of dividends	(72.0)	(67.1)	(66.8)

Cash provided from (used for) financing activities	(347.5)	(320.3)	(236.2)

Net decrease in cash	-0-	-0-	-0-
Cash balance at beginning of period	-0-	-0-	-0-

Cash balance at end of period	$-0-	$-0-	$-0-

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Amounts in millions)

Note A—Dividends from Subsidiaries

Cash dividends paid to Torchmark from the consolidated subsidiaries were as follows:

	2004	2003	2002
Consolidated subsidiaries	$345.9	$313.7	$262.1

Note B—Supplemental Disclosures of Cash Flow Information

The following table summarizes noncash transactions, which are not reflected on the Condensed Statements of Cash Flows:

	Year ended December 31,
	2004	2003	2002
Paid-in capital from tax benefit for stock option exercises	$1.1	$.5	$.3
Other stock-based compensation not involving cash	.9	1.0	1.2

The following table summarizes certain amounts paid (received) during the period:

	Year ended December 31,
	2004	2003	2002
Interest paid*	$42.8	$48.5	$43.0
Income taxes received	(15.7)	(16.5)	(13.7)

*	The interest cost reductions resulting from the cash settlements of Torchmark's interest-rate swaps are netted against realized investment losses.

See accompanying Report of Independent Registered Public Accounting Firm.

TORCHMARK CORPORATION

SCHEDULE IV. REINSURANCE (CONSOLIDATED)

(Amounts in millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

For the Year Ended December 31, 2004:
Life insurance in force	$132,450.1	$1,575.8	$2,189.9	$133,064.2	1.6%

Premiums:*
Life insurance	$1,321.5	$7.5	$20.9	$1,334.9	1.6%
Health insurance	1,051.5	4.0	1.1	1,048.6	0.1%

Total premiums	$2,373.0	$11.5	$22.0	$2,383.5	0.9%

For the Year Ended December 31, 2003:
Life insurance in force	$124,514.7	$1,479.0	$2,222.4	$125,258.1	1.8%

Premiums:*
Life insurance	$1,231.7	$5.8	$20.0	$1,245.9	1.6%
Health insurance	1,038.7	4.7	-0-	1,034.0	0%

Total premiums	$2,270.4	$10.5	$20.0	$2,279.9	0.9%

For the Year Ended December 31, 2002:
Life insurance in force	$116,411.3	$1,404.4	$2,248.4	$117,255.3	1.9%

Premiums:*
Life insurance	$1,137.5	$5.9	$20.4	$1,152.0	1.8%
Health insurance	1,024.2	5.1	-0-	1,019.1	0%

Total premiums	$2,161.7	$11.0	$20.4	$2,171.1	0.9%

* Excludes policy charges

See accompanying Report of Independent Registered Public Accounting Firm.

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

Date:  March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/    CHARLES E. ADAIR    *

By:

Charles E. Adair
Director

/S/    DAVID L. BOREN    *

By:

David L. Boren
Director

/S/    JOSEPH M. FARLEY    *

By:

Joseph M. Farley
Director

/S/    SAM R. PERRY    *

By:

Sam R. Perry
Director

/S/    JOSEPH L. LANIER, JR.    *

By:

Joseph L. Lanier, Jr.
Director

/S/    LAMAR C. SMITH    *

By:

Lamar C. Smith
Director

/s/    MARK S. MCANDREW    *

By:

Mark S. McAndrew
Director

/s/    HAROLD T. MCCORMICK    *

By:

Harold T. McCormick
Director

/S/    GEORGE J. RECORDS    *

By:

George J. Records
Director

/S/    R.K. RICHEY    *

By:

R.K. Richey
Director

/S/    PAUL J. ZUCCONI    *

By:

Paul J. Zucconi
Director

Date:  March 14, 2005

*By:	/s/ GARY L. COLEMAN
Gary L. Coleman Attorney-in-fact