Form 10-Q
period 2005-03-31
TORCHMARK CORP
filed 2005-05-09
CIK 320335

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT April 27, 2005
Common Stock, $1.00 Par Value	104,131,866

TORCHMARK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in millions except per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2005 - $8,209.2; 2004 - $8,065.4)	$8,738.9	$8,714.7
Equity securities, at fair value (cost: 2005 - $36.6; 2004 - $30.0)	44.1	36.9
Mortgage loans, at cost (fair value: 2005 - $32.6; 2004 - $32.5)	32.8	32.8
Investment real estate, at depreciated cost	13.0	13.7
Policy loans	306.7	305.0
Other long-term investments, at fair value	30.6	41.1
Short-term investments	16.3	88.2

Total investments	9,182.4	9,232.4

Cash	8.9	10.7
Securities lending collateral	155.6	172.6
Accrued investment income	161.5	153.2
Other receivables	76.7	73.4
Deferred acquisition costs	2,552.5	2,506.2
Value of insurance purchased	75.5	77.2
Property and equipment	29.1	29.5
Goodwill	378.4	378.4
Other assets	24.7	24.3
Separate account assets	1,520.8	1,594.3

Total assets	$14,166.1	$14,252.2

Liabilities and Shareholders’ Equity

Liabilities:
Future policy benefits	$6,709.5	$6,616.8
Unearned and advance premiums	92.4	93.1
Policy claims and other benefits payable	261.4	265.7
Other policyholders’ funds	87.6	88.1

Total policy liabilities	7,150.9	7,063.7

Deferred and accrued income taxes	1,010.2	993.5
Securities lending obligation	155.6	172.6
Other liabilities	133.7	141.2
Short-term debt	220.8	170.4
Long-term debt (fair value: 2005 - $612.3; 2004 - $621.0)	535.4	540.1
Due to affiliates	156.6	156.6
Separate account liabilities	1,520.8	1,594.3

Total liabilities	10,884.0	10,832.4

Shareholders’ equity:
Preferred stock, par value $1 per share - Authorized 5,000,000 shares; outstanding: -0- in 2005 and in 2004	0	0
Common stock, par value $1 per share - Authorized 320,000,000 shares; outstanding: (2005 - 108,783,658 issued, less 4,017,506 held in treasury and 2004 - 108,783,658 issued, less 839,737 held in treasury)	108.8	108.8
Additional paid-in capital	485.5	484.9
Accumulated other comprehensive income (loss)	332.7	405.9
Retained earnings	2,568.4	2,462.5
Treasury stock, at cost	(213.3)	(42.3)

Total shareholders’ equity	3,282.1	3,419.8

Total liabilities and shareholders’ equity	$14,166.1	$14,252.2

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in millions except per share data)

	Three Months Ended March 31,
	2005	2004
Revenue:
Life premium	$363.3	$343.1
Health premium	267.3	270.2
Other premium	6.1	7.1

Total premium	636.7	620.4

Net investment income	149.1	141.7
Realized investment gains (losses)	(3.1)	10.3
Other income	0.2	0.1

Total revenue	782.9	772.5

Benefits and expenses:
Life policyholder benefits	240.3	225.5
Health policyholder benefits	177.2	178.7
Other policyholder benefits	6.7	8.3

Total policyholder benefits	424.2	412.5

Amortization of deferred acquisition costs	88.7	84.6
Commissions and premium taxes	37.2	41.9
Other operating expense	39.0	37.3
Interest expense	14.7	14.0

Total benefits and expenses	603.8	590.3

Income before income taxes and cumulative effect of change in accounting principle	179.1	182.2
Income taxes	(61.3)	(62.7)

Net income before cumulative effect of change in accounting principle	117.8	119.5

Cumulative effect of change in accounting principle (less applicable income tax benefit of $3.9 in 2004)	0.0	(7.1)

Net income	$117.8	$112.4

Basic net income per share:
Net income before cumulative effect of change in accounting principle	$1.11	$1.06

Cumulative effect of change in accounting principle (net of tax)	0.00	(0.06)

Net income	$1.11	$1.00

Diluted net income per share:
Net income before cumulative effect of change in accounting principle	$1.09	$1.05

Cumulative effect of change in accounting principle (net of tax)	0.00	(0.06)

Net income	$1.09	$0.99

Dividends declared per common share	$0.11	$0.11

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in millions)

	Three Months Ended March 31,
	2005	2004
Net income	$117.8	$112.4

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(121.1)	183.0
Less: reclassification adjustment for gains (losses) on securities included in net income	(0.2)	(0.3)
Less: reclassification adjustment for amortization of discount and premium	0.9	0.6
Less: foreign exchange adjustment on securities marked to market	1.3	2.6

Unrealized gains (losses) on securities	(119.1)	185.9
Unrealized gains (losses) on other investments	0.0	(1.2)
Unrealized gains (losses) adjustment to deferred acquisition costs	7.6	(13.3)
Foreign exchange translation adjustments	(1.1)	(2.5)

Other comprehensive income (loss), before tax	(112.6)	168.9

Income tax benefit (expense) related to other comprehensive income (loss)	39.4	(62.0)

Other comprehensive income (loss)	(73.2)	106.9

Comprehensive income	$44.6	$219.3

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in millions)

	Three Months Ended March 31,
	2005	2004
Cash provided from operations	$261.1	$213.5

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale - sold	4.9	20.8
Fixed maturities available for sale - matured, called, and repaid	111.0	140.1
Other long-term investments	1.0	6.8

Total investments sold or matured	116.9	167.7

Investments acquired:
Fixed maturities	(261.7)	(375.0)
Other long-term investments	(10.4)	(7.0)

Total investments acquired	(272.1)	(382.0)

Net (increase) decrease in short-term investments	71.9	(18.7)
Net effect of change in payable or receivable for securities	(46.2)	34.5
Disposition of properties	0.0	0.1
Additions to properties	(0.8)	(1.2)

Cash used for investment activities	(130.3)	(199.6)
Cash provided from (used for) financing activities:
Issuance of common stock	1.0	12.1
Additions to debt	50.5	40.9
Acquisition of treasury stock	(172.5)	(61.4)
Cash dividends paid to shareholders	(11.9)	(12.4)
Net receipts (withdrawals) from deposit product operations	0.3	14.2

Cash used for financing activities	(132.6)	(6.6)

Net increase (decrease) in cash	(1.8)	7.3
Cash at beginning of year	10.7	12.7

Cash at end of period	$8.9	$20.0

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollar amounts in millions except per share data)

Note A—Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at March 31, 2005, and the consolidated results of operations, comprehensive income and cash flows for the periods ended March 31, 2005 and 2004.

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

In December 2004, the Financial Accounting Standards Board revised Statement 123 (Statement 123R), originally effective for Torchmark as of July 1, 2005. In April 2005, the Securities and Exchange Commission deferred the effective date for Torchmark for this Statement until January 1, 2006. The provisions of this Statement will require Torchmark to record an expense in the financial statements for stock options based on the fair value method as presented in this pro forma disclosure.

Torchmark accounts for stock options under the intrinsic value method as outlined in APB 25, whereby compensation expense is recognized only if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant. As required by SFAS 123, Torchmark has computed the required pro forma earnings disclosures under the fair value method using the Black-Scholes option valuation model. Pro forma compensation expense is based on these values. The expense is then charged to pro forma earnings over the option vesting period.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT–CONTINUED

(UNAUDITED)

(Dollar amounts in millions except per share data)

Note B—Earnings Per Share Giving Effect to Stock Options (continued)

Torchmark’s pro forma earnings information giving effect to stock option expense is presented in the following table.

	Three Months Ended March 31,
	2005	2004
Net income as reported	$117.8	$112.4
After tax stock-based compensation, as reported	0.2	0.1
After tax effect of stock-based compensation, fair value method	(4.8)	(2.2)

Pro forma net income	$113.2	$110.3

Earnings per share:
Basic—as reported	$1.11	$1.00

Basic—pro forma	$1.06	$.98

Diluted—as reported	$1.09	$.99

Diluted—pro forma	$1.04	$.96

Note C—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended March 31,
	2005	2004
Basic weighted average shares outstanding	106,421,227	112,430,533
Weighted average dilutive options outstanding	1,856,711	1,621,162

Diluted weighted average shares outstanding	108,277,938	114,051,695

Antidilutive shares*	990,893	40,507

*	Antidilutive shares are excluded from the calculation of diluted earnings per share.

Unless otherwise specified, earnings per share data is assumed to be on a diluted basis.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in millions except per share data)

Note D—Postretirement Benefit Plans

Components of Post-Retirement Benefit Costs

	Three Months ended March 31,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost - benefits earned during the period	$1.9	$1.8	$.2	$.2
Interest cost on benefit obligation	2.8	2.6	.2	.2
Expected return on assets	(3.6)	(3.5)	0	0
Recognition of net actuarial (gain)/loss	.3	0	(.1)	(.1)

Net periodic pension cost	$1.4	$.9	$.3	$.3

At December 31, 2004, Torchmark estimated that it would contribute to the pension plans an amount not to exceed $15 million during 2005. As of March 31, 2005, a contribution of $2 million was made. Torchmark continues to anticipate contributing an amount not to exceed $15 million during the remainder of 2005.

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in millions except per share data)

Note E—Business Segments (continued)

Investment management operations is the segment that includes the management of the investment portfolio, debt, and cash flow. Management’s measure of profitability for this segment is excess investment income, which is the income earned on the investment portfolio less the interest credited on net policy liabilities and financing costs associated with Torchmark’s debt. Financing costs include the interest on Torchmark’s debt and net cash settlements on Torchmark’s swap instruments. Other income and insurance administrative expense are classified in a separate other segment.

As mentioned previously, Torchmark’s “core operations” are insurance and investment management. The insurance segments issue policies for which premiums are collected for the eventual payment of policy benefits. In addition to policy benefits, operating expenses are incurred including acquisition costs, administrative expenses, and taxes. Because life and health contracts can be long term, premium receipts in excess of current expenses are invested. Investment activities, conducted by the investment segment, focus on seeking quality investments with a yield and term appropriate to support the insurance product obligations. These investments generally consist of fixed maturities, and over the long term the expected yields are taken into account when setting insurance premium rates and product profitability expectations. As a result, fixed maturities are generally held for long periods to support the liabilities, and Torchmark generally expects to hold investments until maturity. Dispositions of investments occur from time to time, generally as a result of credit deterioration, calls by issuers, or other factors usually beyond the control of management. Realized gains and losses resulting from these dispositions can be a significant component of net income. However, investment gains and losses are not considered by management to be part of the “core operations” of providing insurance coverage to policyholders and are therefore removed when evaluating the performance of the Company’s core operating results. For this reason, they are excluded from Torchmark’s operating segments.

Torchmark has entered into a number of interest-rate swap agreements in connection with its debt issues to exchange its fixed-rate obligations for variable rates. The cash inflows (outflows) from settlements of these swaps are considered to be reductions (additions) to Torchmark’s financing costs by management in the evaluation of the performance of its investment segment, and is reported as such in this segment analysis. However, because of accounting guidance requiring that all income components of non-hedged derivatives be recorded in the same line item as the derivative’s periodic adjustment to fair value, Torchmark also reports cash settlements on all of its swaps as realized investment gains or losses in its income statement.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in millions except per share data)

Note E—Business Segments (continued)

The following tables total the components of Torchmark’s operating segments and reconcile these operating results to its pretax income and each significant line item in its Consolidated Statement of Operations.

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the three months ended March 31, 2005
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$363.3	$267.3	$6.1					$636.7
Net investment income				$149.1				149.1
Other income					$0.6	$(0.4	)(2)	0.2

Total revenue	363.3	267.3	6.1	149.1	0.6	(0.4)		786.0
Expenses:
Policy benefits	240.3	177.2	6.7					424.2
Required interest on reserves	(83.0)	(5.0)	(7.7)	95.7				0.0
Amortization of acquisition costs	95.0	30.3	4.2	(40.8)				88.7
Commissions and premium tax	18.2	19.4	0.0			(0.4	)(2)	37.2
Insurance administrative expense(1)					36.1			36.1
Parent expenses					2.9			2.9
Financing costs:
Debt				14.7				14.7
Benefit from interest rate swaps				(2.9)				(2.9)

Total expenses	270.5	221.9	3.2	66.7	39.0	(0.4)		600.9

Measure of segment profitability	$92.8	$45.4	$2.9	$82.4	$(38.4)	$0.0		185.1

Deduct applicable income taxes	(64.1)

Segment profits after tax	121.0
Add back income taxes applicable to segment profitability	64.1
Remove benefit from interest rate swaps (included in “Realized investment gains (losses)”)	(2.9)
Add (deduct) realized investment gains (losses)	(3.1)

Pretax income per Consolidated Statement of Operations	$179.1

(1)	Administrative expense is not allocated to insurance segments.
(2)	Elimination of intersegment commission.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in millions except per share data)

Note E—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the three months ended March 31, 2004
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$343.1	$270.2	$7.1					$620.4
Net investment income				$141.6		$0.1	(1)	141.7
Other income					$0.4	(0.3	)(3)	0.1

Total revenue	343.1	270.2	7.1	141.6	0.4	(0.2)		762.2
Expenses:
Policy benefits	226.9	178.7	6.9					412.5
Required interest on reserves	(77.8)	(4.7)	(7.6)	90.2		(0.1	)(4)	0.0
Amortization of acquisition costs	90.5	27.8	4.4	(38.1)				84.6
Commissions and premium tax	18.9	23.3	0.0			(0.3	)(3)	41.9
Insurance administrative expense(2)					34.8			34.8
Parent expenses					2.5			2.5
Financing costs:
Debt				13.9		0.1	(1)	14.0
Benefit from interest rate swaps				(6.7)				(6.7)

Total expenses	258.5	225.1	3.7	59.3	37.3	(0.3)		583.6

Measure of segment profitability	$84.6	$45.1	$3.4	$82.3	$(36.9)	$0.1	(4)	178.6

Deduct applicable income taxes	(61.5)

Segment profits after tax	117.1
Add back income taxes applicable to segment profitability	61.5
Remove benefit from interest rate swaps (included in “Realized investment gaines (losses)”)	(6.7)
Add (deduct) realized investment gains	10.3

Pretax income per Consolidated Statement of Operations	$182.2

(1)	Reclassification of interest amount due to adoption of FIN46R (accounting rule requiring deconsolidaton of Trust Preferred Securities).
(2)	Administrative expense is not allocated to insurance segments.
(3)	Elimination of intersegment commission adjustment.
(4)	Rounding.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in millions except per share data)

Note E—Business Segments (continued)

The table below summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

(Dollar amounts in millions)

	Three months ended March 31,		Increase (Decrease)
	2005	2004	Amount	%
Life insurance	$92.8	$84.6	$8.2	10
Health insurance	45.4	45.1	0.3	1
Annuity	2.9	3.4	(0.5)	(14)
Other insurance:
Other income	0.6	0.4	0.2	40
Administrative expense	(36.1)	(34.8)	(1.3)	4
Investment	82.4	82.3	0.1	0
Corporate	(2.9)	(2.4)	(0.5)	18

Pretax total	185.1	178.6	6.5	4
Applicable taxes	(64.1)	(61.5)	(2.6)	4

After-tax total	121.0	117.1	3.9	3
Remove benefit from interest rate swaps (after tax) from Investment Segment*	(1.9)	(4.3)	2.4
Realized gains (losses) (after tax)	(1.3)	6.7	(8.0)
Change in accounting principle (after tax)	0.0	(7.1)	7.1

Net income	$117.8	$112.4	$5.4	5

*	Benefit from interest rate swaps is included in both the Investment Segment and Realized gains (losses).

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

The tables in Note E—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile Torchmark’s revenues and expenses by segment to its major income statement line items for the three-month periods ended March 31, 2005 and 2004. Additionally, this note provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles those measures to Torchmark’s net income. That summary is reproduced below from the Consolidated Financial Statements to present Torchmark’s overall operations in the manner that management views the business.

Analysis of Profitability by Segment

(Dollar amounts in millions)

	Three months ended March 31,		Increase (Decrease)
	2005	2004	Amount	%
Life insurance	$92.8	$84.6	$8.2	10
Health insurance	45.4	45.1	0.3	1
Annuity	2.9	3.4	(0.5)	(14)
Other insurance:
Other income	0.6	0.4	0.2	40
Administrative expense	(36.1)	(34.8)	(1.3)	4
Investment	82.4	82.3	0.1	0
Corporate	(2.9)	(2.4)	(0.5)	18

Pretax total	185.1	178.6	6.5	4
Applicable taxes	(64.1)	(61.5)	(2.6)	4

After-tax total	121.0	117.1	3.9	3
Remove benefit from interest rate swaps (after tax) from Investment Segment*	(1.9)	(4.3)	2.4
Realized gains (losses) (after tax)**	(1.3)	6.7	(8.0)
Change in accounting principle (after tax)	0.0	(7.1)	7.1

Net income	$117.8	$112.4	$5.4	5

*	Benefit from interest rate swaps is included in both the Investment Segment and Realized gains (losses).
**	See the discussion of Realized gains (losses) in this report

Torchmark adopted accounting rule SOP 03-1 concerning guaranteed minimum policy benefits on variable annuities in the first quarter of 2004, recognizing a $7.1 million after-tax charge upon adoption, as shown in the chart above.

A discussion of operations by each segment follows later in this report. These discussions compare the first three months of 2005 with the same period of 2004, unless otherwise noted.

Highlights, comparing the first three months of 2005 with the first three months of 2004. Net income in 2005 per diluted share increased 10% to $1.09. Before the one-time charge for the adoption of an accounting principle (SOP 03-1) in 2004, net income per diluted share rose 4%. Included in net income are after-tax realized investment losses of $.01 per share in 2005, compared with gains of $.06 in 2004. A component of these investment gains and losses were net cash settlements on interest-rate swaps, which increased investment gains by $.02 per share, compared with $.04 per share in the prior period.

Torchmark’s total premium income rose 3% to $637 million. First-year premium, which is the premium collected on policies in their first year, declined 5% to $95 million, as a result of declines in agent counts compared with the prior year (discussed in this report). Torchmark management believes that first-year premium is indicative of future premium trends in the near term because it takes into account lapses on newly issued business at the time they are most likely to occur.

Life insurance premium income grew 6% to $363 million, with three out of four of the major life distribution groups having at least 9% growth in life premium during the period. First year life premium declined 3% to $57 million. Life underwriting margins increased 10% to $93 million, due primarily to changes in product mix and agents’ compensation.

Health insurance premium income declined 1% to $267 million. First-year collected health premium declined 7% to $38 million. However, non-Medicare first-year premium grew 3% while Medicare first-year premium declined 24%, as more sales have come from the in-demand limited-benefit, hospital/surgical policies, and less from the more price-competitive Medicare Supplement market. During the quarter, Torchmark introduced a new high-deductible Medicare Supplement product.

Excess investment income of $82 million was flat compared with the prior year. However, on a per-share basis, excess investment income rose 6% to $.76 per share. The average investment portfolio at amortized cost rose 6%, contributing to growth in net investment income of 5%. The higher investment income was offset by 5% growth in interest credited on net policy liabilities, and by increased financing costs as a result of higher short-term rates. The yield earned on the fixed-maturity portfolio in 2005 was 7.1%, but is expected to slowly decline in the current interest-rate environment so long as new money is invested at rates below the portfolio rate. The fixed-maturity portfolio at market value accounted for 95% of total investments at March 31, 2005. The effective annual yield on new investments acquired during the 2005 quarter was 6.5%, compared with 6.3% in the prior-year period.

Torchmark acquired 3.20 million shares of Torchmark common stock in the open market at a cost of $172 million ($53.82 average price per share) during the 2005 quarter. Of the $172 million, $171 million was from excess operating cash flow, repurchasing 3.18 million shares, and $1 million was from cash received from stock option exercises by current and former employees. Proceeds from these exercises were used to repurchase 22 thousand shares, approximately the number of dilutive shares issued as a result of the option exercises. The Company has an on-going share repurchase program which began in 1986 and was reaffirmed at the July 29, 2004 Board of Directors’ meeting. With no specified authorization amount, management determines the amount of repurchases based on the amount of the Company’s excess cash flow, general market conditions, and other alternative uses.

A detailed discussion of Torchmark’s operations follows.

Life insurance, comparing the first three months of 2005 with the first three months of 2004. Life insurance is Torchmark’s predominant segment, representing 57% of premium income and 66% of insurance underwriting margin in the first quarter of 2005. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the investment segment. Torchmark’s life insurance premium income increased 6% to $363 million. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium Income by Distribution Method

(Dollar amounts in millions)

	Three months ended March 31,
	2005		2004		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$105.3	29	$95.3	28	$10.0	11
American Income Exclusive Agency	92.1	25	84.2	25	7.9	9
Liberty National Exclusive Agency	76.1	21	76.6	22	(0.5)	(1)
Military Agency	49.2	14	44.6	13	4.6	10
Other Agencies	40.6	11	42.4	12	(1.8)	(4)

Total life premium	$363.3	100	$343.1	100	$20.2	6

Production of new business is reflected by first-year collected premium, a statistical indicator of future premium growth over the near term. First-year collected premium is a measure of sales and is defined as the premium collected during the reporting period for all policies in their first policy year. First-year collected premium takes lapses into account in the first year when lapses are more likely to occur, and thus is a useful indicator of how much new premium is expected to be added to premium in force due to new sales. First- year collected life premium of $57 million decreased 3% from the prior-year period. An analysis of first-year collected life premium is presented in the table below.

Life Insurance

First Year Collected Premium by Distribution Method

(Dollar amounts in millions)

	Three months ended March 31,
	2005		2004		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$19.6	34	$18.3	31	$1.3	7
American Income Exclusive Agency	18.5	33	19.2	33	(0.7)	(4)
Liberty National Exclusive Agency	9.3	16	10.3	17	(1.0)	(10)
Military Agency	6.5	11	6.6	11	(0.1)	(2)
Other Agencies	3.5	6	4.9	8	(1.4)	(28)

Total	$57.4	100	$59.3	100	$(1.9)	(3)

The Direct Response operation is conducted through direct mail, co-op mailings and television solicitations, some of which are endorsed by groups, unions, and associations. Direct Response’s life premium income rose 11% to $105 million, representing 29% of Torchmark’s total life premium, the largest contribution of any distribution system. First-year collected premium of $20 million increased 7%. The Direct Response group has focused recently on a juvenile product with more profitable, higher face amount policies being issued. Not only does the new product result in improved margins, but also in the reopening of certain juvenile markets where a previous lower face amount product had become unprofitable.

Sales of Direct Response life insurance to the juvenile market is a major market for the Direct Response channel. Not only is the juvenile market an important source of sales, but it also is a vehicle to reach the parents and grandparents of the juvenile policyholders. Parents and grandparents of these juvenile policyholders are more likely to respond favorably to a Direct Response solicitation for life coverage on themselves than is the general adult population. Also, both the juvenile policyholders and their parents are low-acquisition cost targets for sales of additional coverage over time. Torchmark expects that sales to this demographic group will continue as one of Direct Response’s premier markets.

The American Income Exclusive Agency markets primarily to members of labor unions, and also to credit unions and other associations. This agency produced premium income of $92 million, an increase of 9%. First-year collected premium declined 4% to $19 million. The decline in first year premiums during this quarter is reflective of a lag in recruiting new agents in earlier periods. Recruiting new agents is critical to growth in sales by Torchmark’s captive agencies and the subsequent premiums those sales generate. The agent count at American Income Life fell 201 from the beginning of 2004, ending that year with 2,090 agents. During the third quarter of 2004, the Torchmark captive career agencies began renewed initiatives to recruit agents, focusing on updating their internet recruiting programs. As a result, the agent count grew to 2,145 during the first quarter of 2005 and additional agent growth is expected throughout 2005.

The Liberty National Exclusive Agency markets life insurance to middle-income customers in several Southeastern states. Life premium income was $76 million, decreasing slightly from the 2004 period. First-year collected premium declined 10% to $9 million, reflective of a decline in the number of agents in earlier periods.

Liberty National Agency’s count also lagged during 2004, ending the year with 1,775. This agency also is participating in Torchmark’s renewed internet agent recruiting program begun in the third quarter of 2004, and as a result the agent count grew 84 to 1,859 during the first quarter of 2005.

Liberty’s life underwriting margins rose in the 2005 period over the prior-year period from 22% to 25% of premium. These margin improvements resulted in large part from the reductions in acquisition costs due to revisions in Liberty’s agents’ compensation system implemented in early 2004.

Torchmark’s Military Agency is an independent agency comprised of former military officers who sell exclusively to commissioned and non-commissioned military officers and their families. Life premium in the Military Agency of $49 million rose 10%. First-year premium collections for this agency declined slightly to $6.5 million from $6.6 million. This agency’s sales have been under pressure as it reorganizes its non-life (non-Torchmark) products. Margins in this distribution group rose to 22% from 21%, in part due to decreased claims related to the Middle East hostilities.

Torchmark’s Other Agencies distribution systems offering life insurance include United Investors, United American Independent and Branch Office Agencies, and various minor distribution channels. The Other Distribution group contributed $41 million of life premium income to Torchmark, or 11% of Torchmark’s total.

(Dollar amounts in millions)

	Three months ended March 31,
	2005		2004		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Premium and policy charges	$363.3	100	$343.1	100	$20.2	6
Net policy obligations	157.3	43	149.1	43	8.2	6
Commissions and acquisition expense	113.2	31	109.4	32	3.8	3

Insurance underwriting margin (income before other income and administrative expenses)	$92.8	26	$84.6	25	$8.2	10

Life insurance underwriting income before insurance administrative expenses was $93 million, increasing 10%. As a percentage of life premium, underwriting income rose from 25% to 26%. Changes to the compensation systems to improve margins in the Liberty and American Income Agencies have had the intended result, as both have experienced margin improvements as a percentage of premium. Direct Response and Military have also experienced growth in margins, as each of these groups increased 1% as a percentage of life premium. Declines in margins in the minor distribution agencies have partially offset improvements in total margins.

Health insurance, comparing the first three months of 2005 with the first three months of 2004. Torchmark’s health products are supplemental health plans that include Medicare Supplements sold to Medicare enrollees as well as other limited-benefit plans including cancer and hospital-surgical plans sold to customers under age 65. In the first three months of 2005, Torchmark’s health insurance premium accounted for 42% of total premium, and health insurance underwriting margin accounted for 32% of the total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. Health insurance premium income declined 1% to $267 million. The table below is an analysis of Torchmark’s health premium by distribution method.

Health Insurance

Premium Income by Distribution Method

(Dollar amounts in millions)

	Three months ended March 31,
	2005		2004		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency	$119.2	44	$122.8	45	$(3.6)	(3)
United American Branch Office Agency	82.6	31	82.6	31	0.0	0
Liberty National Exclusive Agency	40.4	15	41.8	16	(1.4)	(3)
American Income Exclusive Agency	15.4	6	14.2	5	1.2	8
Direct Response	9.7	4	8.8	3	0.9	10

Total health premium	$267.3	100	$270.2	100	$(2.9)	(1)

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First Year Collected Premium by Distribution Method

(Dollar amounts in millions)

	Three months ended March 31,
	2005		2004		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
United American Branch Office Agency	$15.9	42	$15.3	37	$0.6	5
United American Independent Agency	14.7	39	17.3	43	(2.6)	(15)
American Income Exclusive Agency	3.0	8	2.8	7	0.2	6
Liberty National Exclusive Agency	2.5	6	2.4	6	0.1	6
Direct Response	1.8	5	2.9	7	(1.1)	(41)

Total	$37.9	100	$40.7	100	$(2.8)	(7)

The following table is an additional presentation of first-year collected health premium by product type.

Health Insurance

First Year Collected Premium by Product Type

(Dollar amounts in millions)

	Three months ended March 31,
	2005		2004		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Other limited-benefit plans	$23.3	61	$22.7	56	$0.6	2
Medicare Supplement	11.5	31	15.2	37	(3.7)	(24)
Cancer	3.1	8	2.8	7	0.3	11

Total	$37.9	100	$40.7	100	$(2.8)	(7)

Historically, Torchmark’s predominant health insurance product has been Medicare Supplement insurance. Non-Medicare Supplement products are becoming more prominent components of Torchmark’s health business, as Medicare Supplement represented 61% of Torchmark’s total health premium at the end of March, 2005, compared with 65% a year earlier. Medicare Supplement first-year collected premium was 31% of health collections in the 2005 period, compared with first-year collections of 61% for other limited-benefit hospital-surgical health products. These percentages contrast with 37% Medicare Supplement and 56% other hospital/surgical products in the 2004 period, reflecting the change in product mix in sales of Torchmark’s health insurance business, as discussed below.

The United American Branch Office and Independent Agencies are the predominant distributors of Torchmark’s health products. These agencies accounted for $202 million or 76% of first quarter 2005 health premium income. In recent periods, Medicare Supplement sales have not been the predominant health product being sold by these two agencies as their focus has shifted to distributing limited-benefit hospital/surgical policies sold to customers under age 65. Medicare Supplement sales have been under pressure for the last several years from increased price competition. Accordingly, these agencies have expanded their product lines as increased consumer demand for under-age-65 supplemental health products has resulted from the growing unavailability of individual major medical plans and decreased coverage offered by employers.

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

As is the case with all of Torchmark’s captive agency forces, growing the number of agents is critical to growth in sales. The United American Branch Office Agency is also participating in the reorganized internet recruiting program. As a result, this agency grew to 1,777 producing agents at March 31, 2005, the highest level since 2001 and an 8% increase over the prior year.

During the quarter, the United American (UA) agencies began marketing a new high-deductible Medicare supplement policy with an optional annuity to fund claims. The average age-65 premium on the new plan is about 27% of the premium on UA’s standardized “no-deductible” plan F, a substantial savings to policyholders. The Company believes the new plan will become popular with Medicare beneficiaries who are increasingly finding “full coverage, no-deductible” Medicare supplements to be unaffordable, or who wish to self-fund their routine medical costs.

Cancer business is produced primarily by the Liberty National Exclusive Agency. Liberty’s cancer business represented approximately 13% of Torchmark’s health premium income in the 2005 quarter, compared with 14% a year earlier. Approximately 46% of cancer premium as of March 31, 2005 consisted of a closed block arising from a class action settlement in the mid-90’s. Significant rate increases to offset deteriorating margins on this block of business have been a negative factor affecting cancer premium growth in prior periods. First-year collected cancer premium rose 11% from $2.8 million to $3.1 million in the 2005 quarter, as sales of new cancer business have increased.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in millions)

	Three months ended March 31,
	2005		2004		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Premium and policy charges	$267.3	100	$270.2	100	$(2.9)	(1)
Net policy obligations	172.1	64	173.9	64	(1.8)	(1)
Commissons and acquisition expense	49.7	19	51.2	19	(1.5)	(3)

Insurance underwriting margin (income before other income and administrative expenses)	$45.5	17	$45.1	17	$0.4	1

Underwriting margins for health insurance increased 1% to $45 million, even though premium declined 1%. As a percentage of health premium, underwriting margins were 17% in both periods. The health margin increase resulted primarily from the improvement in the commissions and acquisition costs of the previously-mentioned closed block of Liberty National cancer policies. Despite the frequent rate increases over the past several years, this block has experienced a high loss ratio (claim/premium) impacting health underwriting margins. The Company recently announced that it has reached an agreement with parties in a class-action lawsuit (Roberts v. Liberty National Life Insurance Company) related to this block of business (see Part II, Item 1—Legal Proceedings). The settlement, effective in early March 2005, requires Liberty to maintain an 85% minimum loss ratio on the block and changed the method of benefit payment to one which approximates the actual liability of the policyholder, rather than the previously used billed basis, which on average substantially exceeded the policyholder’s actual liability, thus reducing policy obligations over the remaining life of the business. Prior to the settlement, Liberty’s loss ratio exceeded 100% on this block. In addition to reducing policy benefits, to achieve the lower loss ratio, annual premiums will be reduced from about $70 million prior to the settlement to about $50 million when fully phased in, assuming no lapses. Management expects that the implementation of this settlement will improve the underwriting margin on this block.

Annuities, comparing the first three months of 2005 with the first three months of 2004. Torchmark markets both fixed and variable annuities. Annuity revenue represents less than 1% of Torchmark’s total premium income and annuity underwriting income represents approximately 2% of the total.

The following table presents underwriting margin results for Torchmark’s fixed and variable annuities.

Annuities

Summary of Results

(Dollar amounts in millions)

	Three months ended March 31,		Increase
	2005	2004	Amount	%
Policy charges	$6.1	$7.1	$(1.0)	(14)
Net policy obligations	(1.0)	(0.7)	(0.3)	41
Commissions and acquisition expense	4.2	4.4	(0.2)	(4)

Insurance underwriting margin (income before other income and administrative expenses)	$2.9	$3.4	$(0.5)	(14)

Underwriting margins declined from $3.4 million to $2.9 million in the 2005 quarter. The primary factor in this decline was the decline in policy charges, which was primarily the result of the decrease in the variable annuity balance. The variable annuity balance fell 8% from $1.48 billion to $1.36 billion. Surrender charges decreased $290 thousand to $495 thousand, as replacement activity has stabilized. Guaranteed minimum death benefits were $ 688 thousand in the 2005 quarter compared with $295 thousand in 2004, as increased mortality was the primary factor in the increase. A significant portion of product profitability on fixed annuities is derived from the spread of investment income earned versus contractual interest requirements credited to the policies. Because this interest spread exceeds policy benefit obligations, net policy obligations result in a negative balance.

Operating expenses, comparing the first three months of 2005 with the first three months of 2004. Torchmark’s operating expenses consist of its insurance administrative expenses and its parent company expenses. Insurance administrative expenses are primarily a function of premiums in force for a period; therefore, Torchmark measures those expenses as a percentage of premium income. Likewise, total operating expenses are a function of all revenue, as shown below. Both insurance administrative expenses as a percentage of premium and total expenses as a percentage of revenue increased primarily due to increases in litigation expense.

Operating Expenses Selected Information

(Dollar amounts in millions)

	Three months ended March 31,
		2005				2004
		% Incr.	% of Prem.	% of Rev.		% Incr.	% of Prem.	% of Rev.
Insurance administrative expenses	$36.1	3.9	5.7		$34.8	3.8	5.6
Parent company expense	2.9				2.5

Total operating expenses	$39.0	4.8		5.0	$37.3	3.2		4.8

Investment, comparing the first three months of 2005 with the first three months of 2004. The following table summarizes Torchmark’s investment income and excess investment income.

Excess Investment Income

(Dollar amounts in millions)

	Three months ended March 31,		Increase
	2005	2004	Amount	%
Net investment income (per segment analysis)	$149.1	$141.6	$7.5	5

Required interest on net insurance policy liabilities	(54.9)	(52.1)	(2.8)	5
Financing costs:
Debt	(14.7)	(13.9)	(0.8)	5
Interest rate swaps	2.9	6.7	(3.8)	(57)

Total financing costs	(11.8)	(7.2)	(4.6)	63
Excess investment income	$82.4	$82.3	$0.1	0

Excess investment income per share	$0.76	$0.72	$0.04	6

The investment segment is responsible for the management of capital resources, including investments, debt, and cash flow. As defined in Note E—Business Segments, excess investment income is the profitability measure used by management to evaluate the performance of the investment segment. Management also views excess investment income per diluted share as an important performance measure for this segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since 1986, Torchmark has used over $2 billion of cash flow to repurchase Torchmark shares under its ongoing share repurchase program after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the potential earnings foregone on cash that could have otherwise been invested in interest-bearing assets, but the repurchases also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, management believes that excess investment income per diluted share is the most appropriate measure of the investment segment.

Excess investment income was flat quarter over quarter at $82 million. On a per share basis, excess investment income per share rose 6% to $.76. The largest component of excess investment income is net investment income. Net investment income rose 5% to $149 million. As discussed below, the increase in net investment income was offset, however, by increased financing costs of $4.6 million, due to rising short-term rates, and increased required interest of $2.8 million.

The increase in net investment income resulted from the 6% growth in the average investment portfolio. Average invested assets, which include fixed maturities at amortized cost, were $8.7 billion in the 2005 period, compared with $8.2 billion a year earlier. The $455 million increase in average invested assets over the prior-year period was achieved even though Torchmark used $378 million to repurchase Torchmark shares under its share repurchase program during the prior twelve months.

Lower yields available on new investments in recent periods have caused the growth in investment income to be less than the growth in assets as new money has been invested at lower rates than the prevailing portfolio yield. During the 2005 period, Torchmark continued to make investments in investment-grade fixed-maturity corporate bonds and trust preferred securities (classified as redeemable preferred stocks) with a diversity of issuers and industry sectors. New money was invested at an average effective annual yield of 6.5% in the 2005 period, compared with 6.3% in the same period of 2004. These yields in both periods were less than the portfolio’s average yield which was 7.1% at March 31, 2005, compared with 7.2% a year earlier. The low-rate environment also encouraged an increase in calls by issuers of higher-yielding fixed maturities, as these issuers could refinance their debt at lower rates. Proceeds of these calls were reinvested by Torchmark at the lower prevailing yields, also negatively affecting investment income.

The following chart summarizes selected information for fixed-maturity purchases. Both yield and average life calculations on new purchases of noncallable bonds are based on the maturity date. In the case of callable bonds, the average life is based on the call date or maturity date, whichever produces the lowest yield (“yield to worst”).

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the three months ended March 31,
	2005	2004
Cost of acquisitions:
Investment-grade corporate securities	$261.7	$371.8
Other investment-grade securities	0.0	3.3

Total fixed-maturity acquisitions	$261.7	$375.1

Average yield *	6.37%	6.18%
Effective annual yield *	6.47%	6.28%

Average life (in years, to worst call)	25.24	22.69

*	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

In the 2005 period, Torchmark made purchases of fixed maturities in the amount of $261 million compared with $375 million in the 2004 period. The primary reason for this reduction was the purchase of $171 million of Torchmark stock during the 2005 period under the repurchase plan compared with $61 million during the comparable 2004 period. Additionally, proceeds from called fixed maturities declined in the 2005 period to $62 million from $93 million in the 2004 period.

The lower long-term interest rates and the flattening yield curve continue to restrict excess investment income. From 1998 until the second quarter of 2003, the Company invested new money at 7.5% with an average maturity of approximately 14 years. During 2003 and 2004, the average life of new investments were extended to 24 years at an approximate yield of 6.4%. During this two year period, long-term rates were low, but provided a significant spread over short-term rates. However, in the current environment, the yield curve has flattened, as short-term rates have risen but long-term rates have remained low. As a result, the compensation for investing long has been significantly diminished. Additionally, the Company has had difficulty finding appropriate longer maturities within its investment guidelines. For these reasons, Torchmark is reassessing its investment strategy to consider shortening the maturity of new investments, while maintaining its policy to acquire only investment grade securities. If adopted, investing in shorter term maturities would likely result in slightly lower investment yields on new acquisitions over the near term.

In the event of an increase in long-term rates, excess investment income will benefit as new acquisitions can be made at higher yields. While higher short-term rates will increase floating-rate financing costs, rate increases in general would be to Torchmark’s advantage because the amount of cash to be invested annually significantly exceeds the amount of Torchmark’s floating rate debt, and would result in greater investment income net of financing costs under most yield curve scenarios.

Excess investment income has been negatively affected by increased interest requirements on policy liabilities and increased financing costs. Required interest on insurance liabilities rose 5% from $52 million to $55 million quarter over quarter. Torchmark’s net policy liabilities increased 6% over the prior year to $4.3 billion, but the lower-yield environment has allowed the crediting rates on these liabilities to decline from 5.24% in 2004 to 5.20% in 2005.

Financing costs for the investment segment primarily consist of interest on Torchmark’s various debt instruments. The following table reconciles interest expense per the Consolidated Statements of Operations to financing costs.

Reconciliation of Interest Expense to Financing Costs

(Amounts in millions)

	For the three months ended March 31,
	2005	2004
Interest expense per Consolidated Statements of Operations	$14.7	$14.0
Reclassification of interest amount due to deconsolidation	0.0	(0.1)
Benefit from interest-rate swaps	(2.9)	(6.7)

Financing costs	$11.8	$7.2

The table below presents the components of financing costs.

Analysis of Financing Costs

(Amounts in millions)

	For the three months ended March 31,
	2005	2004
Interest on funded debt	$13.1	$13.1
Interest on short-term debt	1.6	0.9
Reclassification of interest amount due to deconsolidation	0.0	(0.1)

Subtotal of interest expense	14.7	13.9
Benefit from interest-rate swaps	(2.9)	(6.7)

Financing costs	$11.8	$7.2

Financing costs increased 63% to $11.8 million from $7.2 million in the previous year’s quarter. The primary reason for this increase was the September 20, 2004 expiration of a swap agreement which provided a benefit of $3.3 million in the 2004 first quarter. Financing costs also increased because of an increase in short-term borrowing rates. The higher interest rates caused a reduction in settlement benefit provided by two other swap agreements to a benefit of $2.0 million in the 2005 quarter versus $3.4 million in the 2004 quarter. These financing cost increases were mitigated by the addition of two new swap agreements entered into in the third quarter of 2004 which provided $900 thousand of settlement benefit during the 2005 quarter. Additionally, the higher short-term borrowing rates caused Torchmark’s interest on commercial paper to increase by $800 thousand in the 2005 quarter as compared with the 2004 quarter. Please refer to the caption “Capital Resources” in this report for more information on Torchmark’s swaps.

Approximately 95% of Torchmark’s investments at fair market value are in a diversified fixed-maturity portfolio. Policy loans, which are secured by policy cash values, make up an additional 3.3%. The remaining 1.5% is comprised of other investments including equity securities, mortgage loans, and other long-term and short-term investments. At March 31, 2005, fixed maturities had a fair value of $8.7 billion, compared with $8.7 billion at December 31, 2004 and $8.5 billion at March 31, 2004. An analysis of Torchmark’s fixed-maturity portfolio by component at March 31, 2005 is as follows.

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U. S. Government direct obligations & agencies	$57	$1	$(1)	$57	0.7
GNMA pools and other mortgage- backed securities	106	7		113	1.3
Corporates	6,345	451	(30)	6,766	77.4
Other	131	9	(1)	139	1.6
Redeemable preferred stocks	1,570	98	(4)	1,664	19.0

Total fixed maturities	$8,209	$566	$(36)	$8,739	100.0

*	At fair value

An analysis of the fixed-maturity portfolio by quality rating at March 31, 2005 is as follows.

Fixed Maturities by Rating*

(Dollar amounts in millions)

	Amortized Cost	%	Fair Market Value	%
AAA	$286	3.5	$298	3.4
AA	224	2.7	241	2.8
A	3,171	38.6	3,412	39.0
BBB	3,882	47.3	4,110	47.0
BB	499	6.1	512	5.9
B	127	1.6	146	1.7
Below B	20	0.2	20	0.2

	$8,209	100.0	$8,739	100.0

*	Rating based on Bloomberg composite

The portfolio has an average quality rating of “BBB+.” Approximately 92% of the portfolio at amortized cost was considered investment grade.

The majority of fixed-maturity holdings are in corporate securities. Investments in corporate fixed maturities are diversified in a wide range of industry sectors. At fair value, the following table presents the largest ten holdings of Torchmark’s corporate fixed maturities by industry sector at March 31, 2005.

Industry	%
Insurance carriers	17.8
Depository institutions	16.3
Electric, gas, sanitation services	13.2
Nondepository credit institutions (finance)	6.1
Communications	4.0
Chemicals & allied products	3.8
Transportation equipment	3.2
Oil & gas extraction	3.0
Petroleum refining & related industries	2.5
Food & kindred products	2.5
All other sectors *	27.6

100.0

*	No other individual industry sector represented more than 2.5% of Torchmark’s corporate fixed maturities.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At March 31, 2005		At December 31, 2004	At March 31, 2004
Amortized cost (millions)	$8,209		$8,065	$7,682
Gross unrealized gains (millions)	566		671	835
Gross unrealized losses (millions)	(36	)(2)	(21)	(18)

Fair market value (millions)	$8,739		$8,715	$8,499

Average yield (tax-equivalent book basis)	7.07%		7.07%	7.20%
Average life (in years, to worst call)(1)	12.9		12.7	11.7
Average life (in years, to maturity)(1)	15.9		15.7	15.1
Effective duration (to worst call)(1),(3)	7.2		7.1	6.7
Effective duration (to maturity)(1),(3)	8.3		8.3	8.0

(1)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the same date used to calculate the yield, which is the “worst call” date for callable bonds and the maturity date for all other bonds, and (b) based on the maturity date of all bonds, whether callable or note.
(2)	Of the $36 million gross unrealized losses, only $851 thousand had a fair value less than 80% of book value; the remainder all had fair values greater than 80% of book value.
(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Net unrealized gains were $530 million at March 31, 2005, $650 million at December 31, 2004 and $817 million at March 31, 2004.

Realized Gains and Losses, comparing the first three months of 2005 with the first three months of 2004. As discussed in Note E—Business Segments, Torchmark’s core business of providing insurance coverage requires it to maintain a large and diverse investment portfolio to support its insurance liabilities. From time to time, investments are disposed of or written down prior to maturity, resulting in realized gains or losses. These gains and losses occur only incidentally, as Torchmark does not engage in trading investments for profit. Realized gains and losses are usually the result of sales or writedowns caused by deterioration in investment quality of issuers, calls by the issuers, or other business reasons. They are not considered in determining premium rates or product profitability of Torchmark’s insurance products, nor are they a component of ongoing investment income. Therefore, they have no bearing on core insurance or investment results as management views its operating segments.

While incidental to operations, realized gains and losses can be significant in relation to the earnings from core insurance operations, and as a result, can have a material positive or negative impact on net income. If included in operating results, these gains and losses might cause those results to not be indicative of the past or future performance of core operations. For these reasons, Torchmark management removes the effects of realized gains and losses when evaluating its overall operating results.

The following table summarizes Torchmark’s tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses)

(Dollar amounts in millions, except for per share data)

	Three months ended March 31,
	2005		2004
	Amount	Per Share	Amount	Per Share
Realized gains (losses), net of tax, from:
Investment sales and calls	$1.7	$0.02	$1.2	$0.01
Valuation of interest rate swap agreements	(4.9)	(0.05)	1.2	0.01
Cash settlements interest rate swaps*	1.9	0.02	4.3	0.04

Total	$(1.3)	(0.01)	6.7	$0.06

*	The reduction in interest cost from swapping fixed-rate obligations to floating rates.

Accounting rules require Torchmark to value its interest-rate swaps at their fair value at the end of each accounting period. The fair values of these instruments fluctuate with interest rates in financial markets and diminish with the passage of time so that their value will be zero when they ultimately expire. Torchmark has historically held its swaps until they expire, and currently intends to do so. Therefore, while period-to-period fluctuations can be substantial, the value of the swaps and the cumulative unrealized gains and losses from marking the swaps to fair value from inception will be zero when the swap agreements expire. Torchmark management does not consider these period-to-period fluctuations in value in managing its ongoing operations. These temporary unrealized changes in swap values are included as a component of “Realized Investment Gains (Losses)” on the Consolidated Statement of Operations. This fair value adjustment for all swaps on an after-tax basis was a negative $4.9 million in the three months of 2005, compared with a positive $1.2 million in the same period of 2004.

The Securities and Exchange Commission’s accounting guidance currently requires that all income and expenses related to a nonhedged derivative be recorded in the same line item on the income statement that the adjustment to fair value is recorded. Therefore, the cash settlements of the swaps are combined with the noncash unrealized fair value adjustments as a component of realized investment gains and losses. Torchmark’s after-tax interest cost reduction from the cash settlements included in realized investment gains and losses was a positive $1.9 million in 2005 and a positive $4.3 million in 2004. Torchmark continues to reduce interest cost for this benefit in its segment analysis, because the segment analysis is required by GAAP to be as management evaluates the performance of the segment. Torchmark views the benefit from lower interest rates as a reduction in its financing costs in its investment segment.

Recent increases in short-term rates have had a negative impact on both the valuation of the swaps and the benefit from the cash settlements. As discussed above, the valuation adjustment is not significant to Torchmark because it will ultimately be zero if held to expiration. However, the benefit from cash settlements could continue to diminish or even become negative should short-term interest rates continue to increase.

Financial Condition

Liquidity. Torchmark’s liquidity is represented by its positive cash flow, a portfolio of marketable investments, and the availability of a line of credit facility. The insurance operations have historically generated cash flows well in excess of immediate requirements. Torchmark’s net cash inflows from operations increased 22% to $261 million in the first three months of 2005 from $214 million in the same period of 2004. Torchmark also received $111 million in investment maturities or repayments during the 2005 first quarter.

Cash and short-term investments were $25 million at March 31, 2005, compared with $99 million at December 31, 2004 and $90 million at the end of March, 2004. In addition to these liquid assets, the entire $8.8 billion (fair value at March 31, 2005) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all fixed-income and equity securities are publicly traded. Torchmark generally expects to hold fixed-income securities to maturity. Even though these securities are available for sale, management maintains Torchmark has the ability and intent to hold securities which are temporarily impaired until they are recoverable.

Torchmark has in place a line of credit facility with a group of lenders that allows unsecured borrowings and stand-by letters of credit up to $600 million. The five-year facility matures on November 18, 2009. The Company also has the ability to request up to $175 million in letters of credit to be issued against the facility. The line of credit is further designated as a back-up credit line for a commercial paper program not to exceed $600 million, whereby Torchmark may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million. Commercial paper borrowings and letters of credit on a combined basis may not exceed $600 million. Interest is charged at variable rates. At March 31, 2005, Torchmark had $221 million face amount of commercial paper outstanding ($221 million book value), $152 million letters of credit issued, and there were no borrowings under the line of credit. A facility fee is charged on the entire facility. There are also issuance and fronting fees related to the letters of credit and there is an additional usage fee if borrowing exceeds $300 million. The facility has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreements, Torchmark is subject to certain covenants regarding capitalization and interest coverage. At March 31, 2005, Torchmark was in full compliance with these covenants.

Capital resources. The capital structure consists of short-term debt (the commercial paper facility described above), long-term funded debt, and shareholders’ equity.

The outstanding long-term debt at book value, including Torchmark’s Junior Subordinated Debentures, was $690 million at March 31, 2005, compared with $695 million at December 31, 2004 and $701 million at March 31, 2004. An analysis of long-term debt issues outstanding is as follows at March 31, 2005.

Long Term Debt at March 31, 2005

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Senior Debentures	2009	8 1/4%	$99.5	$98.6	$114.1
Notes	2023	7 7/8	168.9	166.0	205.6
Notes	2013	7 3/8	94.1	93.1	106.8
Senior Notes	2006	6 1/4	180.0	183.2	185.8
Issue expenses (1)				(5.5)

Total long-term debt			542.5	535.4	612.3
Junior Subordinated Debentures (2)	2041	7 3/4	154.6	154.6	156.1	(3)

Total			$697.1	$690.0	$768.4

(1)	Unamortized issue expenses incurred upon issuance of Torchmark’s Trust Preferred Securities.
(2)	Included in due to affiliates in accordance with accounting regulations.
(3)	Market value of the Trust Preferred Securities which are obligations of the unconsolidated corporate trust.

Torchmark currently participates in four swap agreements to exchange the fixed-interest commitments on certain debt instruments to floating-rate commitments. In August, 2004, Torchmark entered into two new swap agreements. The first swap instrument exchanges the fixed 8.25% interest rate of the Senior Debentures due 2009 for a variable rate equal to 391 basis points above the six-month floating LIBOR rate. The second swap exchanges the fixed 7.375% interest rate of the Notes due 2013 for a variable rate equal to 305 basis points above the six-month floating LIBOR rate. As of September 30, 2004, a swap related to a notional $200 million 9.18% Monthly Income Preferred Security expired. Information concerning Torchmark’s outstanding swaps as of March 31, 2005 is presented in the following chart.

Selected Information About Interest Rate Swaps

Instrument	Expires	Notional Amount	Fixed Rate	Floating Rate at 3/31/05
Senior Notes, due 12/06	12/06	$180,000	6.250%	3.895%
Trust Preferred Securities, due 11/41	11/11	150,000	7.750	5.330
Senior Debentures, due 8/09	8/09	99,450	8.250	6.920
Notes, due 8/13	8/09	100,000	7.375	6.010

All swaps reset every six months except for the swap related to the Trust Preferreds, which resets at three-month intervals.

The swaps related to the 6¼% Senior Notes and the 8¼% Senior Debentures qualify as hedges under accounting rules. The fair value of these swaps is reflected as an investment asset which is adjusted to fair value each period. A corresponding adjustment is made to the carrying value of the related debt each period. These swaps increased the value of these two long-term debt instruments by $3.2 million at March 31, 2005 and $8.0 million at December 31, 2004.

Torchmark began a securities lending program in the third quarter of 2004. Securities lending involves loans of invested securities to unrelated parties, in which Torchmark receives income in addition to the ordinary yield on that security. This additional income is included in investment income. As a part of the agreement, Torchmark receives invested cash as collateral slightly exceeding the value of the loaned securities. This collateral and the obligation to return the collateral (in equal amount) are reported as separate line items on Torchmark’s balance sheet.

Torchmark acquired 3.2 million of its outstanding common shares on the open market at a cost of $171 million during the first three months of 2005 under its share repurchase program. Please refer to the description of Torchmark’s ongoing share repurchase program under the caption Highlights in this report. If the $171 million free cash flow used for the repurchase of Torchmark common stock during the three months had alternatively been invested in corporate bonds, an estimated $786 thousand of additional investment income, after-tax, would have resulted. Net income for the period would have been $1.08 per share, a 9% share increase, compared with the year-ago quarter. Actual results including the buyback were $1.09 per share, a 10% increase. Torchmark intends to continue the repurchase of its common shares when financial markets are favorable.

Shareholders’ equity was $3.28 billion at March 31, 2005. This compares with $3.42 billion at December 31, 2004 and $3.40 billion at March 31, 2004. The primary factor causing the decrease in shareholders’ equity during the 2005 quarter was Torchmark share purchases of $171 million. Net income was $118 million, but was offset by net unrealized losses of $73 million.

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

The following table presents selected data related to Torchmark’s capital resources. Additionally, the table presents the effect of SFAS 115 on relevant line items, so that investors and other financial statement users may determine its impact on Torchmark’s capital structure.

Selected Financial Data

	At March 31, 2005		At December 31, 2004		At March 31, 2004
	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*
Fixed maturities (millions)	$8,739	$530	$8,715	$649	$8,499	$818
Deferred acquisition costs (millions) **	2,628	(30)	2,583	(37)	2,446	(50)
Total assets (millions)	14,166	500	14,252	612	13,840	768
Short-term debt (millions)	221	0	170	0	223	0
Long-term debt (millions)	690	0	695	0	701	0
Shareholders’ equity (millions)	3,282	325	3,420	398	3,400	499

Book value per diluted share	30.82	3.05	31.07	3.62	29.88	4.39
Debt to capitalization ***	21.7%	(1.8)%	20.2%	(2.1)%	21.4%	(2.8)%

Diluted shares outstanding (millions)	106.5		110.1		113.8
Actual shares outstanding (millions)	104.8		107.9		111.9

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item
**	Includes the value of insurance purchased
***	Torchmark’s debt covenants require that the effect of SFAS 115 be removed to determine this ratio.

Interest coverage was 13.2 times in the 2005 first quarter, compared with 14.0 times in the same 2004 quarter. Management views interest coverage to include the reduction in interest expense from cash settlements from the swaps, resulting in interest coverage of 16.1 times in the 2005 quarter and 25.9 times in the same period of 2004.

Pension assets. The following chart presents assets at fair value for Torchmark’s defined-benefit pension plans at March 31, 2005 and the prior-year end.

Pension Assets by Component

(Dollar amounts in millions)

	March 31, 2005		December 31, 2004
	Amount	%	Amount	%
Corporate debt	$45.6	25.8	$50.0	27.7
Other fixed maturities	$1.3	0.7	$1.4	0.8
Equity securities	$127.8	72.2	$125.6	69.7
Short-term investments	$1.4	0.8	$2.8	1.5
Other	$1.0	0.5	$0.5	0.3

Total	$177.1	100.0	$180.3	100.0

The liability for qualified defined-benefit pension plans was $186 million at December 31, 2004. As stated in Note D – Postretirement Benefit Plans, Torchmark intends to contribute an undetermined amount, not to exceed $15 million, during 2005 to these plans.

Cautionary statements. Torchmark cautions readers regarding certain forward-looking statements contained in the previous discussion and elsewhere in this document, and in any other statements made by, or on behalf of Torchmark whether or not in future filings with the Securities and Exchange Commission. Any statement that is not a historical fact, or that might otherwise be considered an opinion or projection concerning Torchmark or its business, whether express or implied, is meant as and should be considered a forward-looking statement. Such statements represent management’s opinions concerning future operations, strategies, financial results or other developments. Torchmark specifically disclaims any obligation to update or revise any forward-looking statement because of new information, future developments, or otherwise.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 2005.

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

As of the end of the fiscal quarter completed March 31, 2005, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended March 31, 2005, there have not been any significant changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

Many of these lawsuits involve claims for punitive damages in state courts of Alabama and Mississippi. Torchmark’s management recognizes that large punitive damage awards continue to occur bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly Alabama and Mississippi, creating the potential for unpredictable material adverse judgments in any given punitive damage suit. As of March 31, 2005, Liberty was a party to approximately 69 active lawsuits (which included no employment-related cases and excluded interpleaders), 56 of which were Alabama proceedings and 8 of which were Mississippi proceedings in which punitive damages were sought.

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

The U.S. District Court for the Northern District of Alabama issued an order certifying a Rule 23(b)(2) plaintiff class in the Moore case on March 31, 2004. Liberty moved the Court to reconsider its class certification decision. Plaintiffs also sought to file an amended complaint and to have the Court reconsider its decisions to deny class certification pursuant to Rule 23(b)(3) of the Federal Rules of Civil Procedure and to exclude potential class members who purchased policies from companies acquired by or in blocks of insurance business reinsured by Liberty. On March 31, 2005, the Court denied all of the above-mentioned plaintiffs’ motions and dismissed plaintiffs’ Alabama state law breach of contract claims. On that date, the Court also granted Liberty’s motion in part by amending the class certification order to clarify that the policies at issue are only those policies issued by Liberty and a former subsidiary, Service Insurance Company of Alabama, to clarify the definition of “industrial life” policies or “burial” policies, to eliminate certification of plaintiffs’ state law breach of contract claims and to eliminate Rule 23(b)(2) certification of the plaintiffs’ punitive damages demand. The Court denied the remainder of Liberty’s motion. Liberty filed a petition with the United States Court of Appeals for the Eleventh Circuit on April 12, 2005, seeking permission to appeal the U.S. District Court’s decision certifying the plaintiffs’ class as a Federal Rule of Civil Procedure 23 (b)(2) class. Additional information regarding the race-distinct mortality/dual pricing litigation can be found in the Company’s prior Forms 10-K and Forms 10-Q.

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

On November 22, 2004, the Court entered an order and final judgment in Roberts whereby the Court consolidated Roberts with Robertson v. Liberty National Life Insurance Company, CV-92-021 (previously reported in Forms 10-K and 10-Q) for purposes of the Roberts Stipulation of Settlement and certified the Roberts class as a new subclass of the class previously certified by that Court in Robertson. The Court approved the Stipulation and Settlement and ordered and enjoined Liberty to perform its obligations under the Stipulation. Subject to the Stipulation, Liberty and Torchmark were permanently enjoined from instituting, engaging or participating in, maintaining, authorizing or continuing premium rate increases inconsistent with the Stipulation; failing to implement temporary premium waivers in accordance with the Stipulation; failing to implement the new benefits procedure described in the Stipulation; and failing to implement the special schedules and special provisions of the Stipulation for subclass members who have cancer and are receiving benefits and for subclass members who have no other cancer or medical insurance and/or are not covered by Medicare. The Court dismissed plaintiffs’ claims, released the defendants, enjoined Roberts subclass members from any further prosecution of released claims and retained continuing jurisdiction of all matters relating to the Roberts settlement. In an order issued February 1, 2005, the Court denied the objectors’ motion to alter, amend or vacate its earlier final judgment on class settlement and certification. The Companies are implementing the settlement terms. On March 10, 2005, the Roberts plaintiffs filed notice of appeal to the Alabama Supreme Court.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2005	960,337	$55.60	960,337
February 1-28, 2005	1,001,373	53.80	1,001,373
March 1-31, 2005	1,243,600	52.45	1,243,600

On July 29, 2004, Torchmark’s Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be purchased.

Item 5. Other Information.

On January 12, 2005 the Compensation Committee of the Board of Directors of Torchmark certified that the 2004 bonus goals and targets for participants in the Torchmark Corporation Annual Management Incentive Plan (the “Section 162m Plan”) had been met and ordered the bonuses paid to those persons which were disclosed in the Schedule 14A Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2005.

On February 22, 2005 the Compensation Committee of the Board of Directors of Torchmark determined the three persons eligible to participate in the Section 162m Plan for 2005. The Committee also established the respective maximum percentages of the bonus pool that participants could potentially receive and fixed growth in net operating income from 2004 to 2005 above an established threshold as the applicable performance criteria for each participant. That threshold must be met before any bonus can be paid to a participant; if it is not, no bonus can be paid. If the threshold is met, the participant will be eligible for a bonus equal to his maximum percentage of the bonus pool, subject to the Compensation Committee’s discretion regarding any reduction in a bonus.

On May 4, 2005, the Compensation Committee of the Board of Directors of Torchmark awarded certain stock options pursuant to the Torchmark Corporation 2005 Incentive Plan in the forms of Stock Option Grant Agreements filed as Exhibits 10.3 and 10.4 to this Form 10-Q. Also, on May 4, 2005, the Board of Directors of Torchmark awarded non-formula based stock options to certain directors pursuant to the Torchmark Corporation 2005 Non-Employee Director Incentive Plan in the form of the Stock Option Grant Agreement filed as Exhibit 10.2 to this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

(10.1)	Amendment to General Agency Contract between First Command Financial Services and Liberty National Life Insurance Company. *

(10.2)	Form of Non-formula based Director Stock Option Agreement pursuant to Torchmark Corporation 2005 Non-Employee Director Incentive Plan.

(10.3)	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (Section 16(a)).

(10.4)	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (general).

(11)	Statement re computation of per share earnings.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by C.B. Hudson.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman.

(32.1)	Section 1350 Certification by C.B. Hudson and Gary L. Coleman.

*	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K.

A Form 8-K dated February 9, 2005 was filed in the first quarter of 2005 furnishing a press release announcing Torchmark Corporation’s fourth quarter and year-end 2004 financial results. The Form 8-K contained no financial statements.

A Form 8-K dated February 16, 2005 was filed in the first quarter of 2005 reporting that Torchmark Corporation director George J. Records had informed the Company that he would not stand for reelection to the Board of Directors when his current term expired in April 2005. The Form 8-K contained no financial statements.

A Form 8-K dated March 30, 2005 was filed in the first quarter of 2005 regarding the entry into an Amendment to the General Agency Contract between First Command Financial Services, Inc. and Liberty National Life Insurance Company, a Torchmark Corporation subsidiary. The Form 8-K contained no financial statements.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: May 9, 2005	/s/ C. B. Hudson
C. B. Hudson, Chairman of the Board and Chief Executive Officer

Date: May 9, 2005	/s/ Gary L. Coleman
Gary L. Coleman, Executive Vice President and Chief Financial Officer (Chief Accounting Officer)