Form 10-Q
period 2005-06-30
TORCHMARK CORP
filed 2005-08-05
CIK 320335

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT July 28, 2005
Common Stock, $1.00 Par Value	104,325,104

Index of Exhibits (Page 48).

Total number of pages included are 49.

TORCHMARK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2005 - $8,240,039 ; 2004 - $8,065,402)	$8,968,776	$8,714,698
Equity securities, at fair value (cost: 2005 - $45,797 ; 2004 - $29,954)	51,069	36,893
Mortgage loans, at cost (fair value: 2005 - $32,100 ; 2004 - $32,500)	32,111	32,832
Investment real estate, at depreciated cost	13,349	13,676
Policy loans	310,265	304,980
Other long-term investments, at fair value	35,984	41,148
Short-term investments	34,610	88,212

Total investments	9,446,164	9,232,439

Cash	11,667	10,651
Securities lending collateral	271,318	172,599
Accrued investment income	155,804	153,248
Other receivables	66,538	73,408
Deferred acquisition costs	2,583,997	2,506,216
Value of insurance purchased	73,647	77,116
Property and equipment	28,709	29,489
Goodwill	378,436	378,436
Other assets	111,882	24,304
Separate account assets	1,522,883	1,594,278

Total assets	$14,651,045	$14,252,184

Liabilities and Shareholders’ Equity

Liabilities:
Future policy benefits	$6,803,509	$6,616,848
Unearned and advance premiums	92,980	93,073
Policy claims and other benefits payable	256,551	265,655
Other policyholders’ funds	87,983	88,147

Total policy liabilities	7,241,023	7,063,723

Deferred and accrued income taxes	1,072,008	993,540
Securities lending obligation	271,318	172,599
Other liabilities	182,584	141,223
Short-term debt	213,257	170,354
Long-term debt (fair value: 2005 - $631,139 ; 2004 - $621,028)	536,387	540,046
Due to affiliates	156,577	156,577
Separate account liabilities	1,522,883	1,594,278

Total liabilities	11,196,037	10,832,340
Shareholders’ equity:
Preferred stock, par value $1 per share - Authorized 5,000,000 shares; outstanding: -0- in 2005 and in 2004	0	0
Common stock, par value $1 per share - Authorized 320,000,000 shares; outstanding: (2005 - 108,874,748 issued, less 4,099,831 held in treasury and 2004 - 108,783,658 issued, less 839,737 held in treasury)	108,875	108,784
Additional paid-in capital	526,708	484,886
Accumulated other comprehensive income (loss)	451,223	405,916
Retained earnings	2,595,567	2,462,513
Treasury stock, at cost	(227,365)	(42,255)

Total shareholders’ equity	3,455,008	3,419,844

Total liabilities and shareholders’ equity	$14,651,045	$14,252,184

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Life premium	$370,466	$350,592	$733,749	$693,702
Health premium	252,878	263,482	520,188	533,712
Other premium	6,273	6,961	12,387	14,032

Total premium	629,617	621,035	1,266,324	1,241,446

Net investment income	150,620	144,002	299,796	285,727
Realized investment gains (losses)	10,703	(1,144)	7,575	9,184
Other income	13,857	66	14,096	144

Total revenue	804,797	763,959	1,587,791	1,536,501

Benefits and expenses:
Life policyholder benefits	245,622	234,102	485,898	461,030
Health policyholder benefits	165,734	173,501	342,933	352,197
Other policyholder benefits	6,728	7,044	13,426	13,943

Total policyholder benefits	418,084	414,647	842,257	827,170

Amortization of deferred acquisition costs	88,399	84,036	177,121	168,644
Commissions and premium taxes	37,229	39,963	74,422	81,897
Other operating expense	43,189	38,001	82,222	75,235
Interest expense	15,350	14,078	30,086	28,085

Total benefits and expenses	602,251	590,725	1,206,108	1,181,031

Income before income taxes and cumulative effect of change in accounting principle	202,546	173,234	381,683	355,470
Income taxes	(70,181)	(56,673)	(131,475)	(119,395)

Net income before cumulative effect of change in accounting principle	132,365	116,561	250,208	236,075

Cumulative effect of change in accounting principle (less applicable income tax benefit of $3,857)	0	0	0	(7,163)

Net income	$132,365	$116,561	$250,208	$228,912

Basic net income per share:
Net income before cumulative effect of change in accounting principle	$1.26	$1.05	$2.37	$2.11

Cumulative effect of change in accounting principle (net of tax)	0.00	0.00	0.00	(0.06)

Net income	$1.26	$1.05	$2.37	$2.05

Diluted net income per share:
Net income before cumulative effect of change in accounting principle	$1.25	$1.04	$2.34	$2.08

Cumulative effect of change in accounting principle (net of tax)	0.00	0.00	0.00	(0.06)

Net income	$1.25	$1.04	$2.34	$2.02

Dividends declared per common share	$0.11	$0.11	$0.22	$0.22

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$132,365	$116,561	$250,208	$228,912

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	196,211	(422,779)	75,103	(239,747)
Less: reclassification adjustment for gains (losses) on securities included in net income	(1,774)	(5,962)	(1,997)	(6,199)
Less: reclassification adjustment for amortization of discount and premium	1,006	757	1,958	1,375
Less: foreign exchange adjustment on securities marked to market	1,456	274	2,711	2,857

Unrealized gains (losses) on securities	196,899	(427,710)	77,775	(241,714)
Unrealized gains (losses) on other investments	0	225	0	(999)
Unrealized gains (losses) adjustment to deferred acquisition costs	(13,121)	28,140	(5,477)	14,819
Foreign exchange translation adjustments	(1,440)	(461)	(2,595)	(2,903)

Other comprehensive income (loss), before tax	182,338	(399,806)	69,703	(230,797)

Income tax benefit (expense) related to other comprehensive income (loss)	(63,819)	139,918	(24,396)	77,905

Other comprehensive income (loss)	118,519	(259,888)	45,307	(152,892)

Comprehensive income (loss)	$250,884	$(143,327)	$295,515	$76,020

See accompanying Notes to Consolidated Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2005	2004
Cash provided from operations	$459,358	$395,450

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale - sold	4,878	40,581
Fixed maturities available for sale - matured, called, and repaid	196,661	317,243
Other long-term investments	5,849	42,329

Total investments sold or matured	207,388	400,153

Investments acquired:
Fixed maturities	(378,849)	(631,444)
Other long-term investments	(25,864)	(10,683)

Total investments acquired	(404,713)	(642,127)

Net (increase) decrease in short-term investments	53,602	19,344
Net effect of change in payable or receivable for securities	(33,286)	(14,731)
Disposition of properties	306	129
Additions to properties	(1,702)	(1,990)
Acquisitions of low income housing interests	(30,466)	0

Cash used for investment activities	(208,871)	(239,222)

Cash provided from (used for) financing activities:
Issuance of common stock	216,069	18,461
Additions to debt	42,903	0
Repayments of debt	0	(28,121)
Acquisition of treasury stock	(490,281)	(160,426)
Cash dividends paid to shareholders	(23,412)	(24,708)
Net receipts (withdrawals) from deposit product operations	5,250	31,002

Cash used for financing activities	(249,471)	(163,792)

Net increase (decrease) in cash	1,016	(7,564)
Cash at beginning of year	10,651	12,706

Cash at end of period	$11,667	$5,142

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at June 30, 2005, and the consolidated results of operations, comprehensive income and cash flows for the periods ended June 30, 2005 and 2004.

Note B—Earnings Per Share Giving Effect to Stock Options

Employee stock options are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 123–Accounting for Stock-Based Compensation as amended by SFAS 148–Accounting for Stock-Based Compensation—Transition which defines a “fair value method” of measuring and accounting for compensation expense from employee stock options. This standard also allows accounting for such options under the “intrinsic value method” in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. If a company elects to use the intrinsic value method, then pro forma disclosures of earnings and earnings per share are required as if the fair value method of accounting were applied.

In December 2004, the Financial Accounting Standards Board revised Statement 123 (Statement 123R), originally effective for Torchmark as of July 1, 2005. In April 2005, the Securities and Exchange Commission deferred the effective date until January 1, 2006. This Statement will require Torchmark to record an expense in the financial statements for stock options based on the fair value method as presented in this pro forma disclosure. Torchmark does not expect a material difference in the amount of stock option expense recorded in the financial statements from that which would be computed under the procedures used for the pro forma disclosures.

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note B—Earnings Per Share Giving Effect to Stock Options (continued)

Torchmark’s pro forma earnings information giving effect to stock option expense is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$132,365	$116,561	$250,208	$228,912
After-tax stock-based compensation, as reported	31	66	203	218
After-tax effect of stock-based compensation, fair value method	(15,404)	(2,055)	(20,247)	(4,291)

Pro forma net income	$116,922	$114,572	$230,164	$224,839

Earnings per share:
Basic—as reported	$1.26	$1.05	$2.37	$2.05

Basic—pro forma	$1.12	$1.03	$2.18	$2.01

Diluted—as reported	$1.25	$1.04	$2.34	$2.02

Diluted—pro forma	$1.10	$1.01	$2.15	$1.98

In May, 2005, Torchmark executed a voluntary option exercise and restoration program whereby directors and executives exercised their vested options and received a lesser number of new grants at the then current market price. While approximately 16% of these options vested immediately, the majority of these options will vest six months from grant. As a result of this transaction, $10.4 million in pro forma after-tax option expense was incurred in the second quarter of 2005. Unrecognized after-tax pro forma expense of $13.4 million will be recognized in the remainder of 2005, primarily in the third quarter. Additionally, a grant to executives made in December, 2004, vested in June, 2005. This grant accounted for $3.5 million after-tax in second quarter 2005 pro forma expense.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Basic weighted average shares outstanding	104,758,238	110,771,195	105,585,139	111,600,864
Weighted average dilutive options outstanding	1,223,947	1,843,823	1,431,198	1,738,107

Diluted weighted average shares outstanding	105,982,185	112,615,018	107,016,337	113,338,971

Antidilutive shares*	3,323,182	1,676	2,311,075	42,183

*	Antidilutive shares are excluded from the calculation of diluted earnings per share.

Unless otherwise specified, earnings per share data is assumed to be on a diluted basis.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Postretirement Benefit Plans

Components of Post-Retirement Benefit Costs

	Three Months ended June 30,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost - benefits earned during the period	$1,905	$1,778	$194	$192
Interest cost on benefit obligation	2,824	2,647	226	226
Expected return on assets	(3,419)	(3,153)	0	0
Amortization of prior service cost	9	18	0	0
Recognition of net actuarial (gain)/loss	297	21	$(56)	$(118)

Net periodic pension cost	$1,616	$1,311	$364	$300

	Six Months ended June 30,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost - benefits earned during the period	$3,810	$3,558	$390	$376
Interest cost on benefit obligation	5,647	5,295	453	450
Expected return on assets	(7,006)	(6,675)	0	0
Amortization of prior service cost	18	36	0	0
Recognition of net actuarial (gain)/loss	588	39	$(130)	$(178)

Net periodic pension cost	$3,057	$2,253	$713	$648

At December 31, 2004, Torchmark estimated that it would contribute to the pension plans an amount not to exceed $15 million during 2005. As of June 30, 2005, contributions of $3 million were made. Torchmark continues to anticipate contributing an amount not to exceed $12 million during the remainder of 2005.

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

Investment management operations is the segment that includes the management of the investment portfolio, debt, and cash flow. Management’s measure of profitability for this segment is excess investment income, which is the income earned on the investment portfolio less the interest credited on net policy liabilities and financing costs. Financing costs include the interest on Torchmark’s debt and net cash settlements on Torchmark’s swap instruments. Other income and insurance administrative expense are classified in a separate other segment.

As mentioned previously, Torchmark’s “core operations” are insurance and investment management. The insurance segments issue policies for which premiums are collected for the eventual payment of policy benefits. In addition to policy benefits, operating expenses are incurred including acquisition costs, administrative expenses, and taxes. Because life and health contracts can be long term, premium receipts in excess of current expenses are invested. Investment activities, conducted by the investment segment, focus on seeking quality investments with a yield and term appropriate to support the insurance product obligations. These investments generally consist of fixed maturities, and, over the long term, the expected yields are taken into account when setting insurance premium rates and product profitability expectations. As a result, fixed maturities are generally held for long periods to support the liabilities, and Torchmark generally expects to hold investments until maturity. Dispositions of investments occur from time to time, generally as a result of credit deterioration, calls by issuers, or other factors usually beyond the control of management. Realized gains and losses resulting from these dispositions can be a significant component of net income. However, investment gains and losses are not considered by management to be part of the “core operations” of providing insurance

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

coverage to policyholders and are therefore removed when evaluating the performance of the Company’s core operating results. For this reason, they are excluded from Torchmark’s operating segments.

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the six months ended June 30, 2005
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$733,749	$520,188	$12,387					$1,266,324
Net investment income				$299,616		$180	(1)	299,796
Other income					$1,329	12,767	(3,4)	14,096

Total revenue	733,749	520,188	12,387	299,616	1,329	12,947		1,580,216

Expenses:
Policy benefits	485,898	342,933	13,426					842,257
Required interest on net reserves	(168,324)	(10,077)	(15,295)	193,696				0
Amortization of acquisition costs	191,898	59,320	8,390	(82,487)				177,121
Commissions and premium tax	37,293	37,828	25			(724	)(3)	74,422
Insurance administrative expenses(2)					72,901	4,000	(4)	76,901
Parent expenses					5,321			5,321
Financing costs:
Debt				29,906		180	(1)	30,086
Benefit from interest rate swaps				(5,221)				(5,221)

Total expenses	546,765	430,004	6,546	135,894	78,222	3,456		1,200,887

Subtotal	186,984	90,184	5,841	163,722	(76,893)	9,491		379,329
Net proceeds from legal settlements						(9,491	)(4)	(9,491)

Measure of segment profitability (pretax)	$186,984	$90,184	$5,841	$163,722	$(76,893)	$0		369,838

Deduct applicable income taxes								(128,030)

Segment profits after tax								241,808

Add back income taxes applicable to segment profitability								128,030
Remove benefit from interest rate swaps (included in “Realized investment gains (losses)”)								(5,221)
Add (deduct) realized investment gains (losses)								7,575
Add net proceeds from legal settlements								9,491

Pretax income per Consolidated Statement of Operations								$381,683

(1)	Reclassification of interest amount due to adoption of FIN46R (accounting rule requiring deconsolidation of Trust Preferred Securities)
(2)	Administrative expenses are not allocated to insurance segments.
(3)	Elimination of intersegment commission, $724 thousand.
(4)	Legal settlements

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the six months ended June 30, 2004
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$693,702	$533,712	$14,032					$1,241,446
Net investment income				$285,547		$180	(1)	285,727
Other income					$881	(737	)(3)	144

Total revenue	693,702	533,712	14,032	285,547	881	(557)		1,527,317

Expenses:
Policy benefits	461,030	352,197	13,943					827,170
Required interest on net reserves	(157,055)	(9,592)	(15,724)	182,371				0
Amortization of acquisition costs	181,563	55,391	8,759	(77,069)				168,644
Commissions and premium tax	37,251	45,338	45			(737	)(3)	81,897
Insurance administrative expenses(2)					70,325			70,325
Parent expenses					4,910			4,910
Financing costs:
Debt				27,905		180	(1)	28,085
Benefit from interest rate swaps				(13,171)				(13,171)

Total expenses	522,789	443,334	7,023	120,036	75,235	(557)		1,167,860

Measure of segment profitability	$170,913	$90,378	$7,009	$165,511	$(74,354)	$0		359,457

Deduct applicable income taxes								(123,792)

Segment profits after tax								235,665

Add back income taxes applicable to segment profitability								123,792
Remove benefit from interest rate swaps (included in “Realized investment gaines (losses)”)								(13,171)
Add (deduct) realized investment gains (losses)								9,184

Pretax income per Consolidated Statement of Operations								$355,470

(1)	Reclassification of interest amount due to adoption of FIN46R (accounting rule requiring deconsolidaton of Trust Preferred Securities).
(2)	Administrative expenses are not allocated to insurance segments.
(3)	Elimination of intersegment commission adjustment.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

The following summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Six months ended June 30,		Increase (Decrease)
	2005	2004	Amount	%
Life insurance	$186,984	$170,913	$16,071	9
Health insurance	90,184	90,378	(194)	0
Annuity	5,841	7,009	(1,168)	(17)
Other insurance:
Other income	1,329	881	448	51
Administrative expenses	(72,901)	(70,325)	(2,576)	4
Investment	163,722	165,511	(1,789)	(1)
Corporate and adjustments	(5,321)	(4,910)	(411)	8

Pretax total	369,838	359,457	10,381	3
Applicable taxes	(128,030)	(123,792)	(4,238)	3

After-tax total	241,808	235,665	6,143	3
Remove benefit from interest rate swaps (after tax) from Investment Segment	(3,394)	(8,561)	5,167
Realized gains (after tax)	5,625	5,968	(343)
Tax refund (after tax)	0	3,003	(3,003)
Net proceeds from legal settlements (after tax)	6,169	0	6,169
Change in accounting principle (after tax)	0	(7,163)	7,163

Net Income	$250,208	$228,912	$21,296	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary of Operations. Torchmark’s operations are segmented into its insurance underwriting and investment operations as described in Note E—Business Segments. The measures of profitability described in Note E are highly useful in evaluating the performance of the segments and the marketing groups within each insurance segment, because each of Torchmark’s distribution units tends to operate in a niche market. These measures enable management to view period-to-period trends, and to make informed decisions regarding future courses of action.

The tables in Note E—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile Torchmark’s revenues and expenses by segment to its major income statement line items for the six-month periods ended June 30, 2005 and 2004. Additionally, this note provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles those measures to Torchmark’s net income. That summary is reproduced below from the Consolidated Financial Statements to present Torchmark’s overall operations in the manner that management views the business.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Six months ended June 30,		Increase (Decrease)
	2005	2004	Amount	%
Life insurance	$186,984	$170,913	$16,071	9
Health insurance	90,184	90,378	(194)	0
Annuity	5,841	7,009	(1,168)	(17)
Other insurance:
Other income	1,329	881	448	51
Administrative expenses	(72,901)	(70,325)	(2,576)	4
Investment	163,722	165,511	(1,789)	(1)
Corporate and adjustments	(5,321)	(4,910)	(411)	8

Pretax total	369,838	359,457	10,381	3
Applicable taxes	(128,030)	(123,792)	(4,238)	3

After-tax total	241,808	235,665	6,143	3
Remove benefit from interest rate swaps (after tax) from Investment Segment	(3,394)	(8,561)	5,167
Realized gains (after tax)	5,625	5,968	(343)
Tax refund (after tax)	0	3,003	(3,003)
Net proceeds from legal settlements (after tax)	6,169	0	6,169
Change in accounting principle (after tax)	0	(7,163)	7,163

Net Income	$250,208	$228,912	$21,296	9

In the second quarter of 2005, Torchmark recorded an after-tax benefit of $6.2 million, pertaining to net settlements after expenses of its Waddell & Reed and other litigation.

Torchmark adopted accounting rule SOP 03-1 concerning guaranteed minimum policy benefits on variable annuities in the first quarter of 2004, recognizing a $7.2 million after-tax charge upon adoption, as shown in the chart above.

A discussion of operations by each segment follows later in this report. These discussions compare the first six months of 2005 with the same period of 2004, unless otherwise noted.

Highlights, comparing the first six months of 2005 with the first six months of 2004. Net income in 2005, per diluted share, increased 16% to $2.34. Before the one-time charge for the adoption of an accounting principle (SOP 03-1) in 2004, net income per diluted share rose 13%. Included in net income are after-tax realized investment gains of $.05 per share in both six-month periods. A component of investment gains in both periods was net cash settlements on interest-rate swaps, which increased 2005 investment gains by $.03 per share, compared with $.08 per share in the prior period.

Torchmark’s total premium income rose 2% to $1.3 billion. First-year premium, which is the premium collected on policies in their first year, declined 7% to $188 million, as a result of recent declines in agent counts (discussed in this report). Torchmark management believes that first-year premium is a statistical measure which is indicative of future premium trends in the near term because it takes into account lapses on newly issued business at the time they are most likely to occur.

Life insurance premium income grew 6% to $734 million, with three out of four of the major life distribution groups having over 8% growth in life premium during the period. First year life premium declined 5% to $115 million. Life underwriting margins increased 9% to $187 million, due primarily to earlier periods’ growth in sales that resulted in higher premiums at three of the four major life distribution groups and due to reduced acquisition expenses at the fourth.

Health insurance premium income declined 3% to $520 million. First-year collected health premium declined 12% to $74 million. Medicare first-year premium declined 26%, as competition in the Medicare Supplement market continues to be a challenge. During the period, Torchmark introduced a new high-deductible Medicare Supplement product.

Excess investment income declined 1% to $164 million from $166 million in the prior period. However, on a per-share basis, excess investment income rose 5% to $1.53 per share. The average investment portfolio at amortized cost rose 5.5%, but growth in net investment income increased only 4.9%, reflective of declining interest rates on new investments over the past few years. Growth in investment income was offset by 6% growth in interest credited on net policy liabilities, and by significantly increased financing costs as a result of higher short-term rates. Because the spread between short-term rates and long-term rates has narrowed in recent periods, Torchmark has decided to invest primarily in shorter-term maturities over the near term. This change in investment strategy could result in declining investment yields in future periods, at least over the near term. The yield earned on the fixed-maturity portfolio in 2005 was 7.1%. However, the effective annual yield on new investments acquired during the 2005 six months was 6.3%, compared with 6.4% in the prior year-year period. The fixed-maturity portfolio at market value accounted for 95% of total investments at June 30, 2005.

Torchmark acquired 9.1 million shares of the Company’s common stock in the open market at a cost of $490 million ($54.09 average price per share) during the 2005 six months. Of the $490 million, $237 million was from excess operating cash flow, repurchasing 4.4 million shares, and $253 million was from cash received from stock option exercises by current and former employees, primarily from the May 2005 option restoration transaction discussed under the caption “Capital Resources”. Proceeds from these option exercises were used to repurchase 4.6 million shares, approximately the number of dilutive shares issued as a result of the option exercises. The Company has an on-going share repurchase program which began in 1986 and was reaffirmed at the July 28, 2005 Board of Directors’ meeting. With no specified authorization amount, management determines the amount of repurchases based on the amount of the Company’s excess cash flow, general market conditions, and other alternative uses.

A detailed discussion of Torchmark’s operations follows.

Life insurance, comparing the first six months of 2005 with the first six months of 2004. Life insurance is Torchmark’s predominant segment, representing 58% of premium income and 66% of insurance underwriting margin in the first six months of 2005. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the investment segment. Torchmark’s life insurance premium income increased 6% to $734 million. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium Income by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,
	2005		2004		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$214,423	29	$193,615	28	$20,808	11
American Income Exclusive Agency	186,893	25	170,897	25	15,996	9
Liberty National Exclusive Agency	151,961	21	153,264	22	(1,303)	(1)
Military Agency	98,884	14	90,736	13	8,148	9
Other Agencies	81,588	11	85,190	12	(3,602)	(4)

Total life premium	$733,749	100	$693,702	100	$40,047	6

Production of new business is reflected by first-year collected premium. First-year collected premium is a measure of sales and is defined as the premium collected during the reporting period for all policies in their first policy year. It is a useful indicator of how much new premium is expected to be added to premium in force due to new sales. First- year collected life premium of $115 million decreased 5% from the prior-year period. An analysis of first-year collected life premium is presented in the table below.

Life Insurance

First Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,
	2005		2004		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$39,669	34	$37,622	31	$2,047	5
American Income Exclusive Agency	37,379	33	38,914	33	(1,535)	(4)
Liberty National Exclusive Agency	18,322	16	20,646	17	(2,324)	(11)
Military Agency	12,206	11	13,510	11	(1,304)	(10)
Other Distribution	7,151	6	9,487	8	(2,336)	(25)

Total	$114,727	100	$120,179	100	$(5,452)	(5)

The Direct Response operation is conducted through direct mail, co-op mailings and television solicitations, some of which are endorsed by groups, unions, and associations. Direct Response’s life premium income rose 11% to $214 million, representing 29% of Torchmark’s total life premium, the largest contribution of any distribution system. First-year collected premium of $40 million increased 5%.

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

The American Income Exclusive Agency markets primarily to members of labor unions, and also to credit unions and other associations. This agency produced premium income of $187 million, an increase of 9%. First-year collected premium declined 4% to $37 million. The decline in first year premiums during this quarter is reflective of a lag in recruiting new agents in earlier periods. Recruiting new agents is critical to growth in sales by Torchmark’s captive agencies and the subsequent premiums those sales generate. American Income’s agent count was 2,138 agents at June 30, 2005. While this count improved 4% over the 2,051 agents one year ago, it was still 7% below the agent count of 2,291 at the beginning of 2004. Because first-year collected premium is a measure recognizing premium over the first twelve months after a policy sale, the full impact of changes in agency force is recognized during the following twelve months. During the third quarter of 2004, the Torchmark captive career agencies began renewed initiatives to recruit agents, focusing on a more systematic, centralized internet recruiting program. As a result, Torchmark anticipates additional agent growth in the near future.

The Liberty National Exclusive Agency markets life insurance to middle-income customers in several Southeastern states. Life premium income was $152 million in the 2005 six months, decreasing slightly from the 2004 period. First-year collected premium declined 11% to $18 million, reflective of a decline in the number of agents in earlier periods.

Liberty National Agency’s count also lagged during 2004, ending the year with 1,775. This agency has also participated in Torchmark’s renewed internet agent recruiting program begun in the third quarter of 2004, and as a result, the agent count has grown 24% to 2,194 during the first half of 2005.

Liberty’s life underwriting margins rose in the 2005 period over the prior-year period from 22% to 24% of premium. These margin improvements resulted in large part from the reductions in acquisition costs due to revisions in Liberty’s agents’ compensation system implemented in 2004.

The Military Agency is an independent agency comprised of former military officers who sell exclusively to commissioned and non-commissioned military officers and their families. Life premium in the Military Agency rose 9% to $99 million. First-year premium collections for this agency declined 10% to $12.2 million from $13.5 million. This agency’s sales have been under pressure as it reorganizes its non-life (non-Torchmark) products. Margins in this distribution group rose to 23% from 21%, in part due to decreased claims related to the Middle East hostilities.

The Other Agencies distribution systems offering life insurance include United Investors, United American Independent and Branch Office Agencies, and various minor distribution channels. The Other Distribution group contributed $82 million of life premium income to Torchmark, or 11% of Torchmark’s total.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Six months ended June 30,
	2005		2004		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Premium and policy charges	$733,749	100	$693,702	100	$40,047	6
Net policy obligations	317,574	44	303,975	44	13,599	4
Commissions and acquisition expense	229,191	31	218,814	31	10,377	5

Insurance underwriting margin (income before other income and administrative expenses)	$186,984	25	$170,913	25	$16,071	9

Life insurance underwriting income before insurance administrative expenses was $187 million, increasing 9%. As a percentage of life premium, underwriting margin rose from 24.6% to 25.5%. Changes to the compensation systems have improved margins in the Liberty and American Income Agencies, especially in Liberty where margin improvements as a percentage of premium rose 2%. Military also experienced 2% growth in margins, as previously noted, contributing to the overall growth in life margins.

Health insurance, comparing the first six months of 2005 with the first six months of 2004. Torchmark’s health products are supplemental health plans that include Medicare Supplements sold to Medicare enrollees as well as other limited-benefit plans including hospital/surgical, cancer, and accident plans sold to customers under age 65. In the first six months of 2005, health insurance premium of $520 million, down 3%, accounted for 41% of total premium. Health insurance underwriting margin accounted for 32% of the total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. The table below is an analysis of Torchmark’s health premium by distribution method.

Health Insurance

Premium Income by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,
	2005		2004		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency	$231,015	44	$241,275	45	$(10,260)	(4)
United American Branch Office Agency	162,221	31	163,259	31	(1,038)	(1)
Liberty National Exclusive Agency	77,013	15	82,935	16	(5,922)	(7)
American Income Exclusive Agency	31,046	6	29,002	5	2,044	7
Direct Response	18,893	4	17,241	3	1,652	10

Total health premium	$520,188	100	$533,712	100	$(13,524)	(3)

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,
	2005		2004		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
United American Branch Office Agency	$31,608	43	$31,764	38	$(156)	0
United American Independent Agency	27,429	37	35,336	43	(7,907)	(22)
American Income Exclusive Agency	6,235	9	6,007	7	228	4
Liberty National Exclusive Agency	4,965	7	4,915	6	50	1
Direct Response	3,285	4	5,308	6	(2,023)	(38)

Total	$73,522	100	$83,330	100	$(9,808)	(12)

The following table is an additional presentation of first-year collected health premium by product type.

Health Insurance

First Year Collected Premium by Product Type

(Dollar amounts in thousands)

	Six months ended June 30,
	2005		2004		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Other health-related policies	$45,571	62	$47,810	57	$(2,239)	(5)
Medicare Supplement	21,901	30	29,551	36	(7,650)	(26)
Cancer	6,050	8	5,969	7	81	1

Total	$73,522	100	$83,330	100	$(9,808)	(12)

Historically, Torchmark’s predominant health insurance product has been Medicare Supplement insurance. Non-Medicare Supplement products are becoming more prominent components of the health business, as Medicare Supplement represented 61% of total health premium income at the end of June, 2005, compared with 64% a year earlier. Medicare Supplement first-year collected premium was 30% of health collections in the 2005 period, compared with first-year collections of 62% for other limited-benefit hospital/surgical health products. These percentages contrast with 36% Medicare Supplement and 57% other hospital/surgical products in the 2004 period, reflecting the change in product mix in sales of health insurance business, as discussed below.

The United American (UA) Branch Office and Independent Agencies are the predominant distributors of health products, including Medicare Supplements and hospital/surgical plans. These agencies accounted for $393 million or 76% of Torchmark’s 2005 six month’s health premium income. In recent periods, Medicare Supplement sales have not been the predominant health product being sold by these two agencies as their focus has shifted to distributing limited-benefit hospital/surgical policies sold to customers under age 65. Medicare Supplement sales have been under pressure for the last several years from increased price competition. Accordingly, these agencies have expanded their product lines as increased consumer demand for under-age-65 supplemental health products has resulted from the growing unavailability of individual major medical plans and decreased coverage offered by employers.

Both Medicare and under-age-65 premium income declined for the period at the UA Independent Agency. While the Medicare premium has been declining for some time for the reasons discussed above, this channel had been the early and dominant writer of the under-age-65 hospital/surgical products for UA. But more recently, organizational issues at one of the large agencies in this group led to the decline of under-age-65 business being written, and premiums have also begun to decline for this product at the UA Independent Agency. As a result, health premium income at this agency declined 4% for the period, compared with the year-ago period.

The UA Branch Office has also had declines in Medicare Supplement premium income, and as sales of the Medicare product have slowed, they too focused on sales of under-age-65 products. During the period, premium from this product grew 32% to $44 million, but declines in premium of the Medicare product led to a 1% decline in total health premium at this distribution channel.

During the first quarter of 2005, the UA agencies began marketing a new high-deductible Medicare Supplement policy with an optional annuity to fund claims applied to the deductible. The average age-65 premium on the new plan is about 27% of the premium on UA’s standardized “no-deductible” plan F, a substantial savings to policyholders. The Company believes the new plan will become popular with Medicare beneficiaries who are increasingly finding “full coverage, no-deductible” Medicare Supplements to be unaffordable, or who wish to self-fund their routine medical costs. However, early sales have been somewhat slower than expected because of some agent resistance to the new lower premium product, which also results in lower per policy commissions than more traditional, higher-premium Medicare Supplements or most health policies sold to under-age-65 applicants.

As is the case with all of Torchmark’s captive agency forces, growing the number of agents is critical to growth in sales. The UA Branch Office Agency is also participating in the reorganized internet recruiting program. As a result, this agency grew 14% over the prior year to 1,915 producing agents at June 30, 2005, the highest level for this agency since 2001.

Cancer business is produced primarily by the Liberty National Exclusive Agency. Liberty’s cancer business represented approximately 13% of Torchmark’s health premium income in the 2005 six months, compared with 14% a year earlier. Approximately 40% of cancer premium as of June 30, 2005 consisted of a closed block arising from a class action settlement in the mid-90’s. Significant rate increases to offset deteriorating margins on this block of business have been a negative factor affecting cancer premium growth in prior periods. Additionally, as a result of a litigation settlement on the closed block discussed below, future annual premiums on this block have been reduced, a negative factor in premium growth over the near term. First-year collected cancer premium rose 1% to $6 million in the 2005 period.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Six months ended June 30,
	2005		2004		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Premium and policy charges	$520,188	100	$533,712	100	$(13,524)	(3)
Net policy obligations	332,856	64	342,605	64	(9,749)	(3)
Commissions and acquisition expense	97,148	19	100,729	19	(3,581)	(4)

Insurance underwriting margin (income before other income and administrative expenses)	$90,184	17	$90,378	17	$(194)	0

Underwriting margins for health insurance were flat at $90 million, even though premium declined 3%. As a percentage of health premium, underwriting margins were 17% in both periods. While Liberty’s health margin as a percentage of premium improved from 13% to 15%, due to improvements in the previously-mentioned closed block of cancer policies, it was offset by an increase in health policy obligations at American Income. Despite the frequent rate increases over the past several years, the Liberty closed cancer block has experienced a high loss ratio (claim/premium) impacting health underwriting margins. In the first quarter of 2005, the Company announced that it reached an agreement with parties in a class-action lawsuit (Roberts v. Liberty National Life Insurance Company) related to this block of business. The settlement, effective in early March 2005, requires Liberty to maintain an 85% minimum loss ratio on the block and changes the method of benefit payment to one which approximates the actual liability of the policyholder, rather than the previously used billed basis. On average, the billed basis is substantially higher than the policyholder’s actual liability. Therefore, the change will result in reduced policy obligations over the remaining life of the business. Prior to the settlement, Liberty’s loss ratio exceeded 100% on this block. In addition to reducing policy benefits, annual premiums will be reduced from about $70 million in 2004 to about $50 million when fully phased in, assuming no lapses. Management expects that the implementation of this settlement will improve the underwriting results on this block, as indicated by Liberty’s improved health underwriting margin.

Annuities, comparing the first six months of 2005 with the first six months of 2004. Torchmark markets both fixed and variable annuities. Annuity revenue represents less than 1% of Torchmark’s total premium income and annuity underwriting income represents approximately 2% of the total. Torchmark has previously announced that the sale of annuities is not a major component of its marketing strategy.

The following table presents underwriting margin results for fixed and variable annuities.

Annuities

Summary of Results

(Dollar amounts in thousands)

	Six months ended June 30,		Increase
	2005	2004	Amount	%
Premium and policy charges	$12,387	$14,032	$(1,645)	(12)
Net policy obligations	(1,869)	(1,781)	(88)	5
Commissions and acquisition expense	8,415	8,804	(389)	(4)

Insurance underwriting margin (income before other income and administrative expenses)	$5,841	$7,009	$(1,168)	(17)

Underwriting margins declined from $7.0 million to $5.8 million in the 2005 six month period. The primary factor in this decline was the reduction in policy charges, which was the result of the decrease in the variable annuity balance which fell 6% from $1.45 billion to $1.36 billion.

Operating expenses, comparing the first six months of 2005 with the first six months of 2004. Operating expenses consist of insurance administrative expenses and parent company expenses. Insurance administrative expenses are primarily a function of premium for a given period; therefore, Torchmark measures those expenses as a percentage of premium income. An analysis of operating expenses is shown below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Six months ended June 30,
	2005			2004
	Amount	% Increase	% of Premium	Amount	% Increase	% of Premium
Insurance administrative expenses	$76,901	9.4	6.1	$70,325	8.6	5.7
Parent company expense	5,321			4,910

Total operating expenses	$82,222	9.3		$75,235	7.3

Both insurance administrative expenses and total expenses increased over the prior year period. These increases resulted primarily from increased litigation costs. Additionally, payroll taxes of $1.1 million associated with the option exercise and restoration program were incurred in the second quarter of 2005. This restoration program is discussed under the caption “Capital Resources” in this report.

Investment, comparing the first six months of 2005 with the first six months of 2004. The following table summarizes Torchmark’s investment income and excess investment income.

Excess Investment Income

(Dollar amounts in thousands)

	Six months ended June 30,		Increase
	2005	2004	Amount	%
Net investment income	$299,616	$285,547	$14,069	5

Required interest on net insurance policy liabilities	(111,209)	(105,302)	(5,907)	6
Financing costs:
Debt	(29,906)	(27,905)	(2,001)	7
Interest rate swaps	5,221	13,171	(7,950)	(60)

Total financing costs	(24,685)	(14,734)	(9,951)	68

Excess investment income	$163,722	$165,511	$(1,789)	(1)

Excess investment income per share	$1.53	$1.46	$0.07	5

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

Excess investment income declined 1% during the period from $166 million in 2004 to $164 million. On a per share basis, excess investment income per share rose 5% to $1.53. The largest component of excess investment income is net investment income. Net investment income rose 5% to $300 million. As discussed below, the increase in net investment income was offset, however, by increased financing costs and required interest on insurance liabilities. Financing costs rose $10 million or 68%, due to rising short-term rates and the associated reduced benefit of the interest-rate swaps. Required interest increased 6% or $6 million.

The 4.9% increase in net investment income was not as great as the 5.5% growth in the average investment portfolio, reflecting the effect of lower-yielding investments acquired over the past three years. Average invested assets, which include fixed maturities at amortized cost, were $8.7 billion in the 2005 period, compared with $8.3 billion a year earlier. The $454 million increase in average invested assets over the prior-year period was achieved even though Torchmark used $352 million to repurchase the Company’s shares under its share repurchase program in the prior twelve months.

Lower yields on new investments in recent periods have caused the growth in investment income to be less than the growth in assets as new money has been invested at lower rates than the overall portfolio yield. In 2005, Torchmark continued to buy investment-grade fixed-maturity corporate bonds and trust preferred securities (classified as redeemable preferred stocks) with a diversity of issuers and industry sectors. New money was invested at an average effective annual yield of 6.3% in 2005, compared with 6.4% in the same period of 2004. These yields are less than the portfolio’s average yield which was 7.1% at June 30, 2005, compared with 7.2% a year earlier. The low-rate environment also encouraged an increase in calls by issuers of higher-yielding fixed maturities, as these issuers could refinance their debt at lower rates. Proceeds of these calls were reinvested by Torchmark at the lower prevailing yields, also negatively affecting investment income.

The following chart summarizes selected information for fixed-maturity purchases. Both yield and average life calculations on new purchases of noncallable bonds are based on the maturity date. In the case of callable bonds, the average life is based on the call date or maturity date, whichever produces the lowest yield (“yield to worst”).

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the six months ended June 30,
	2005	2004
Cost of acquisitions:
Investment-grade corporate securities	$366.9	$628.1
Other investment-grade securities	11.9	3.3

Total fixed-maturity acquisitions	$378.8	$631.4

Average yield *	6.19%	6.32%
Effective annual yield *	6.29%	6.42%

Average life (in years, to worst call)	22.4	23.2

*	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

In the 2005 period, Torchmark acquired $379 million of fixed maturities compared with $631 million in the 2004 period. The primary reason for this reduction was the decrease in proceeds from called fixed maturities which declined in the 2005 period to $90 million from $220 million in the 2004 period. Additionally, the Company acquired $237 million of Torchmark stock during the 2005 period under the repurchase plan compared with $153 million during the comparable 2004 period.

The lower long-term interest rates and the flattening yield curve continue to restrict excess investment income. From 1998 until the second quarter of 2003, Torchmark invested new money at 7.5% with an average maturity of approximately 14 years. During 2003 and 2004, the average life of new investments was extended to 24 years at an approximate yield of 6.4%. During this two year period, long-term rates were relatively low, but provided a significant spread over short-term rates. However, in the current environment, the yield curve has flattened, as short-term rates have risen but long-term rates have remained low. As a result, the compensation for investing long has been significantly diminished. Additionally, the Company has had difficulty finding appropriate longer maturities within its investment guidelines. For these reasons, Torchmark has revised its investment strategy to shorten the maturity of most new investments, while maintaining its policy to acquire only investment grade securities. In the second quarter of 2005, the average life of new acquisitions was 16.1 years. The Company believes that investing in shorter term maturities will likely result in slightly lower investment yields on new acquisitions over the near term.

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

Excess investment income has been affected by increased interest requirements on policy liabilities and increased financing costs. Required interest on net insurance liabilities rose 6% from $105 million in the prior period to $111 million. Torchmark’s net policy liabilities increased 6% over the prior year to $4.3 billion.

Financing costs for the investment segment primarily consist of interest on Torchmark’s various debt instruments. The following table reconciles interest expense per the Consolidated Statements of Operations to financing costs.

Reconciliation of Interest Expense to Financing Costs

(Amounts in thousands)

	For the six months ended June 30,
	2005	2004
Interest expense per Consolidated Statements of Operations	$30,086	$28,085
Reclassification of interest amount due to deconsolidation	(180)	(180)
Benefit from interest-rate swaps	(5,221)	(13,171)

Financing costs	$24,685	$14,734

The table below presents the components of financing costs.

Analysis of Financing Costs

(Amounts in thousands)

	For the six months ended June 30,
	2005	2004
Interest on funded debt	$25,984	$25,962
Interest on short-term debt	3,922	1,943
Benefit from interest-rate swaps	(5,221)	(13,171)

Financing costs	$24,685	$14,734

Financing costs increased 68% to $25 million from $15 million in the previous year’s six months. The primary reason for this increase was the September 20, 2004 expiration of a swap agreement which provided a benefit of $7 million in the 2004 first six months. Financing costs also increased because of an increase in short-term borrowing rates. The higher interest rates caused a reduction in settlement benefit provided by two other swap agreements to a benefit of $3.7 million in the 2005 period versus $6.5 million in the 2004 period. These financing cost increases were mitigated by the addition of two new swap agreements entered into in the third quarter of 2004 which provided $1.5 million of settlement benefit during the 2005 six months. Additionally, the higher short-term borrowing rates caused Torchmark’s interest on commercial paper to increase by $2.1 million in the 2005 six months. Please refer to the caption “Capital Resources” in this report for more information on Torchmark’s swaps.

Approximately 95% of Torchmark’s investments at fair market value are in a diversified fixed-maturity portfolio. Policy loans, which are secured by policy cash values, make up an additional 3.3%. The remaining balance is comprised of other investments including equity securities, mortgage loans, and other long-term and short-term investments. At June 30, 2005, fixed maturities had a fair value of $9.0 billion, compared with $8.7 billion at December 31, 2004 and $8.1 billion at June 30, 2004. An analysis of Torchmark’s fixed-maturity portfolio by component at June 30, 2005 is as follows.

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U. S. Government direct obligations & agencies	$68	$1	$0	$69	0.8
GNMA pools and other mortgage-backed securities	102	7		109	1.2
Corporates	6,365	612	(25)	6,952	77.5
Other	130	10	0	140	1.6
Redeemable preferred stocks	1,575	125	(1)	1,699	18.9

Total fixed maturities	$8,240	$755	$(26)	$8,969	100.0

*	At fair value

An analysis of the fixed-maturity portfolio by quality rating at June 30, 2005 is as follows.

Fixed Maturities by Rating*

(Dollar amounts in millions)

	Amortized Cost	%	Fair Market Value	%
AAA	$299	3.6	$315	3.5
AA	179	2.2	200	2.2
A	3,167	38.4	3,487	38.9
BBB	3,907	47.4	4,247	47.4
BB	525	6.4	535	6.0
B	144	1.8	166	1.8
Below B	19	0.2	19	0.2

	$8,240	100.0	$8,969	100.0

*	Rating based on Bloomberg composite

The portfolio has an average quality rating of “BBB+.” Approximately 92% of the portfolio at amortized cost was considered investment grade.

The majority of fixed-maturity holdings are in corporate securities. Investments in corporate fixed maturities are diversified in a wide range of industry sectors. At fair value, the following table presents the largest twelve holdings of Torchmark’s corporate fixed maturities by industry sector at June 30, 2005.

Industry	%
Insurance carriers	18.3
Depository institutions	16.1
Electric, gas, sanitation services	13.1
Nondepository credit institutions (finance)	6.1
Communications	3.9
Chemicals & allied products	3.7
Transportation equipment	3.1
Oil & gas extraction	3.1
Media (printing, publishing & allied lines)	2.6
Petroleum refining & related industries	2.5
Food & kindred products	2.5
Industrial, commerical machinery, computer equipment	2.1
All other sectors *	22.9

100.0

*	No other individual industry sector represented more than 2% of Torchmark’s corporate fixed maturities.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At June 30, 2005		At December 31, 2004	At June 30, 2004
Amortized cost (millions)	$8,240		$8,065	$7,743
Gross unrealized gains (millions)	755		671	483
Gross unrealized losses (millions)	(26	)(2)	(21)	(90)

Fair market value (millions)	$8,969		$8,715	$8,136

Average yield (tax-equivalent book basis)	7.07%		7.07%	7.17%
Average life (in years, to worst call)(1)	12.7		12.7	12.0
Average life (in years, to maturity)(1)	15.8		15.7	15.2
Effective duration (to worst call)(1),(3)	7.3		7.1	6.6
Effective duration (to maturity)(1),(3)	8.5		8.3	7.8

(1)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the same date used to calculate the yield, which is the “worst call” date for callable bonds and the maturity date for all other bonds, and (b) based on the maturity date of all bonds, whether callable or note.
(2)	Of the $26 million gross unrealized losses, only $4.7 million had a fair value less than 80% of book value; the remainder all had fair values greater than 80% of book value.
(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Net unrealized gains were $729 million at June 30, 2005, $650 million at December 31, 2004, and $393 million at June 30, 2004.

Realized Gains and Losses, comparing the first six months of 2005 with the first six months of 2004. As discussed in Note E—Business Segments, Torchmark’s core business of providing insurance coverage requires it to maintain a large and diverse investment portfolio to support its insurance liabilities. From time to time, investments are disposed of or written down prior to maturity, resulting in realized gains or losses. These gains and losses occur only incidentally, as Torchmark does not engage in trading investments for profit. Realized gains and losses are usually the result of sales or writedowns caused by deterioration in investment quality of issuers, calls by the issuers, or other business reasons. They are not considered in determining premium rates or product profitability of Torchmark’s insurance products, nor are they a component of ongoing investment income. Therefore, they have no bearing on core insurance or investment results as management views its operating segments.

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

Analysis of Realized Gains (Losses)

(Dollar amounts in thousands, except for per share data)

	Six months ended June 30,
	2005		2004
	Amount	Per Share	Amount	Per Share
Realized gains (losses), net of tax, from:
Investment sales	$2,835	$0.03	$5,012	$0.04
Valuation of interest rate swaps	(604)	(0.01)	(7,605)	(0.07)
Cash settlements on interest rate swaps *	3,394	0.03	8,561	0.08

Total	$5,625	$0.05	$5,968	$0.05

*	The reduction in interest cost from swapping fixed-rate obligations to floating rates.

Accounting rules require Torchmark to value its interest-rate swaps at their fair value at the end of each accounting period. The fair values of these instruments fluctuate with interest rates in financial markets and diminish with the passage of time so that their value will be zero when they ultimately expire. Torchmark has historically held its swaps until they expire, and currently intends to do so. Therefore, while period-to-period fluctuations can be substantial, the value of the swaps and the cumulative unrealized gains and losses from marking the swaps to fair value from inception will be zero when the swap agreements expire. Torchmark management does not consider these period-to-period fluctuations in value in managing its ongoing operations. These temporary unrealized changes in swap values are included as a component of “Realized Investment Gains (Losses)” on the Consolidated Statement of Operations. This fair value adjustment for all swaps on an after-tax basis was a negative $.6 million in the six months of 2005, compared with a negative $7.6 million in the same period of 2004.

The Securities and Exchange Commission’s accounting guidance currently requires that all income and expenses related to a nonhedged derivative be recorded in the same line item on the income statement that the adjustment to fair value is recorded. Therefore, the cash settlements of the swaps are combined with the noncash unrealized fair value adjustments as a component of realized investment gains and losses. Torchmark’s after-tax interest cost reduction from the cash settlements included in realized investment gains and losses was a positive $3.4 million in 2005 and a positive $8.6 million in 2004. Torchmark continues to reduce interest cost for this benefit in its segment analysis, because the segment analysis is required by GAAP to be as management evaluates the performance of the segment. Management views the benefit from lower interest rates as a reduction in its financing costs in its investment segment.

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

Financial Condition

Liquidity. Liquidity is indicated by positive cash flow, a portfolio of marketable investments, and the availability of a line of credit facility. The insurance operations have historically generated cash flows well in excess of immediate requirements. Net cash inflows from operations increased 16% to $459 million in the first six months of 2005 from $395 million in the same period of 2004. Torchmark also received $197 million in investment maturities or repayments during the 2005 first six months.

Cash and short-term investments were $46 million at June 30, 2005, compared with $99 million at December 31, 2004 and $37 million at the end of June, 2004. In addition to these liquid assets, the entire $9.0 billion (fair value at June 30, 2005) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all fixed-income and equity securities are publicly traded. Torchmark generally expects to hold fixed-income securities to maturity. Even though these securities are available for sale, the Company has the ability and intent to hold securities which are temporarily impaired until they are recoverable.

Torchmark has in place a line of credit facility with a group of lenders that allows unsecured borrowings and stand-by letters of credit up to $600 million. The five-year facility matures on November 18, 2009. The Company also has the ability to request up to $175 million in letters of credit to be issued against the facility. The line of credit is further designated as a back-up credit line for a commercial paper program not to exceed $600 million, whereby Torchmark may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million. Commercial paper borrowings and letters of credit on a combined basis may not exceed $600 million. Interest is charged at variable rates. At June 30, 2005, $214 million face amount of commercial paper was outstanding ($213 million book value), $152 million letters of credit issued, and there were no borrowings under the line of credit. A facility fee is charged on the entire facility. There are also issuance and fronting fees related to the letters of credit and there is an additional usage fee if borrowing exceeds $300 million. The facility has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreements, Torchmark is subject to certain covenants regarding capitalization and interest coverage. At June 30, 2005, Torchmark was in full compliance with these covenants.

Capital resources. The capital structure consists of short-term debt (the commercial paper facility described above), long-term funded debt, and shareholders’ equity.

The outstanding long-term debt at book value, including Torchmark’s Junior Subordinated Debentures, was $691 million at June 30, 2005, compared with $695 million at December 31, 2004 and $694 million at June 30, 2004. An analysis of long-term debt issues outstanding is as follows at June 30, 2005.

Long Term Debt at June 30, 2005

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Senior Debentures	2009	8 1/4%	$99.5	$100.6	$114.0
Notes	2023	7 7/8	168.9	166.0	221.1
Notes	2013	7 3/8	94.1	93.2	110.8
Senior Notes	2006	6 1/4	180.0	182.1	185.2
Issue expenses (1)				(5.5)

Total long-term debt			542.5	536.4	631.1
Junior Subordinated Debentures (2)	2041	7 3/4	154.6	154.6	158.6	(3)

Total			$697.1	$691.0	$789.7

(1)	Unamortized issue expenses incurred upon issuance of Torchmark’s Trust Preferred Securities.
(2)	Included in due to affiliates in accordance with accounting regulations.
(3)	Market value of the Trust Preferred Securities which are obligations of the unconsolidated corporate trust.

Torchmark currently participates in four swap agreements to exchange the fixed-interest commitments on certain debt instruments to floating-rate commitments. In August, 2004, Torchmark entered into two new swap agreements. The first swap instrument exchanges the fixed 8.25% interest rate of the Senior Debentures due 2009 for a variable rate equal to 391 basis points above the six-month floating LIBOR rate. The second swap exchanges the fixed 7.375% interest rate of the Notes due 2013 for a variable rate equal to 305 basis points above the six-month floating LIBOR rate. As of September 30, 2004, a swap related to a notional $200 million 9.18% Monthly Income Preferred Security expired. Information concerning Torchmark’s outstanding swaps as of June 30, 2005 is presented in the following chart.

Selected Information About Interest Rate Swaps

Instrument	Expires	Notional Amount	Fixed Rate	Floating Rate at 6/30/05
Senior Notes, due 12/06	12/06	$180,000	6.250%	4.830%
Trust Preferred Securities, due 11/41	11/11	150,000	7.750	5.740
Senior Debentures, due 8/09	8/09	99,450	8.250	6.920
Notes, due 8/13	8/09	100,000	7.375	6.010

All swaps reset every six months except for the swap related to the Trust Preferreds, which resets at three-month intervals.

The swaps related to the 6 1/4% Senior Notes and the 8 1/4% Senior Debentures qualify as hedges under accounting rules. The fair value of these swaps is reflected as an investment asset which is adjusted to fair value each period. A corresponding adjustment is made to the carrying value of the related debt each period. These swaps increased the carrying value of these two long-term debt instruments by $4.0 million at June 30, 2005 and $8.0 million at December 31, 2004.

Torchmark began a securities lending program in the third quarter of 2004. Securities lending involves loans of invested securities to unrelated parties, in which Torchmark receives income in addition to the ordinary yield on that security. This additional income is included in investment income. As a part of the agreement, the Company receives invested cash as collateral slightly exceeding the value of the loaned securities. This collateral and the obligation to return the collateral (in equal amount) are reported as separate line items on the Company’s balance sheet.

On May 5, 2005, Torchmark executed a voluntary stock option exercise and restoration program in which 119 directors, employees and consultants exercised vested options on Company common stock and received a lesser number of new options at the current market price. As a result, the Company issued 5.8 million new shares to the participants. However, a substantial number of the new shares were immediately sold through the open market by the participants to cover the option exercise price of their new shares and their related income taxes. As a result of the program, management’s ownership in Torchmark increased and the Company received a significant tax benefit from the exercise of the options.

The Company acquired 4.4 million of its outstanding common shares on the open market at a cost of $237 million during the first six months of 2005 under its ongoing share repurchase program. Please refer to the description of the Company’s share repurchase program under the caption Highlights in this report. The Company intends to continue the repurchase of its common shares when financial markets are favorable.

Shareholders’ equity was $3.46 billion at June 30, 2005. This compares with $3.42 billion at December 31, 2004 and $3.15 billion at June 30, 2004. This growth in equity was achieved even though $352 million in share purchases were made under the Company’s share repurchase program over the preceding twelve months. Unrealized gains in the investment portfolio, net of tax and the impact on deferred acquisition costs, accounted for an increase in shareholder’s equity of $205 million over the past twelve months.

The Company is required by an accounting rule (SFAS 115) to revalue its available-for-sale fixed-maturity portfolio to fair market value at the end of each accounting period. These changes, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity. Changes in the fair value of the portfolio compared with prior periods result primarily from changes in interest rates in financial markets. While SFAS 115 requires invested assets to be revalued, it does not permit interest-bearing insurance policy liabilities to be valued at fair value in a consistent manner. If these liabilities were revalued in the same manner as the assets, the effect on equity would be largely offset. The size of both the investment portfolio and Torchmark’s policy liabilities are quite large in relation to its shareholders’ equity. Therefore, this inconsistency in measurement usually has a material impact on the reported value of shareholders’ equity. Fluctuations in interest rates cause volatility in the period-to-period presentation of Torchmark’s shareholders’ equity, capital structure, and financial ratios which would be essentially removed if interest-bearing liabilities were valued in the same manner as assets. For this reason, Company management, credit rating agencies, lenders, many industry analysts, and certain other financial statement users remove the effect of SFAS 115 when analyzing Torchmark’s balance sheet, capital structure, and financial ratios.

The following table presents selected data related to capital resources. Additionally, the table presents the effect of SFAS 115 on relevant line items, so that investors and other financial statement users may determine its impact on the Company’s capital structure.

Selected Financial Data

	At June 30, 2005		At December 31, 2004		At June 30, 2004
	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*
Fixed maturities (millions)	$8,969	$729	$8,715	$649	$8,136	$393
Deferred acquisition costs (millions) **	2,658	(43)	2,583	(37)	2,519	(22)
Total assets (millions)	14,651	686	14,252	612	13,433	371
Short-term debt (millions)	213	0	170	0	154	0
Long-term debt (millions)	691	0	695	0	694	0
Shareholders’ equity (millions)	3,455	446	3,420	398	3,154	241

Book value per diluted share	32.79	4.23	31.07	3.62	28.15	2.15
Debt to capitalization ***	20.7%	(2.4)%	20.2%	(2.1)%	21.2%	(1.3)%

Diluted shares outstanding (thousands)	105,354		110,075		112,034
Actual shares outstanding (thousands)	104,775		107,944		110,121

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item
**	Includes the value of insurance purchased
***	Torchmark’s debt covenants require that the effect of SFAS 115 be removed to determine this ratio

Interest coverage was 13.7 times in both the 2005 and 2004 six months. However, management views interest coverage to include the reduction in interest expense from cash settlements from the swaps, resulting in interest coverage of 16.3 times in the 2005 period and 24.8 times in the same period of 2004.

Pension assets. The following chart presents assets at fair value for Torchmark’s defined-benefit pension plans at June 30, 2005 and the prior-year end.

Pension Assets by Component

(Dollar amounts in thousands)

	June 30, 2005		December 31, 2004
	Amount	%	Amount	%
Corporate debt	$44,204	24.3	$49,977	27.7
Other fixed maturities	1,285	0.7	1,447	0.8
Equity securities	132,004	72.6	125,645	69.7
Short-term investments	3,811	2.1	2,786	1.5
Other	482	0.3	484	0.3

Total	$181,786	100.0	$180,339	100.0

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended June 30, 2005.

Item 4. Controls and Procedures

Torchmark, under the direction of the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by Torchmark in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to Torchmark’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As of the end of the fiscal quarter completed June 30, 2005, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, each of these officers has executed Certifications, which are exhibits to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended June 30, 2005, there have not been any significant changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

Many of these lawsuits involve claims for punitive damages in state courts of Alabama and Mississippi. Torchmark’s management recognizes that large punitive damage awards continue to occur bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly Alabama and Mississippi, creating the potential for unpredictable material adverse judgments in any given punitive damage suit. As of June 30, 2005, Liberty was a party to approximately 74 active lawsuits (which included no employment-related cases and excluded interpleaders), 55 of which were Alabama proceedings and 6 of which were Mississippi proceedings in which punitive damages were sought.

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

Liberty is a party to a number of lawsuits (both a large number of lawsuits brought by individual plaintiffs and purported class action litigation with extremely broad class periods and relief sought) involving allegations of racially discriminatory pricing in the sale of insurance to African Americans prior to 1966. The relief sought is primarily refund of premium differentials with interest. This litigation began with the filing on December 8, 1999 of Moore v Liberty National Life Insurance Company, Case No. CV-99-BU-3262-S in the U.S. District Court for the Northern District of Alabama. There are currently over 25 race-distinct mortality cases with in excess of 1400 named plaintiffs, which have been consolidated in the Moore case that are pending in the U.S. District Court for the Northern

District of Alabama (either originally filed with the Court or transferred to that Court) and one pending case in Alabama Circuit Court (Baldwin v. Liberty National Life Insurance Company, Case No. CV 00-684), which is currently stayed pending disposition of the Moore case. One individual, multi-plaintiff lawsuit which was originally filed in state court in Mississippi and subsequently transferred to U.S. District Court for the Southern District of Mississippi has been dismissed administratively and without prejudice. Six additional individual, multi-plaintiff lawsuits (included in the aforementioned 25 cases) were filed in June 2005 in the U.S. District Court for the Middle District of Alabama and were subsequently transferred to the Northern District of Alabama.

The U.S. District Court for the Northern District of Alabama issued an order certifying a Rule 23(b)(2) plaintiff class in the Moore case on March 31, 2004. Liberty moved the Court to reconsider its class certification decision. Plaintiffs also sought to file an amended complaint and to have the Court reconsider its decisions to deny class certification pursuant to Rule 23(b)(3) of the Federal Rules of Civil Procedure and to exclude potential class members who purchased policies from companies acquired by or in blocks of insurance business reinsured by Liberty. On March 31, 2005, the Court denied all of the above-mentioned plaintiffs’ motions and dismissed plaintiffs’ Alabama state law breach of contract claims. On that date, the Court also granted Liberty’s motion in part by amending the class certification order to clarify that the policies at issue are only those policies issued by Liberty and a former subsidiary, Service Insurance Company of Alabama, to clarify the definition of “industrial life” policies or “burial” policies, to eliminate certification of plaintiffs’ state law breach of contract claims and to eliminate Rule 23(b)(2) certification of the plaintiffs’ punitive damages demand. Liberty’s petition to the U.S. Court of Appeals for the Eleventh Circuit filed on April 12, 2005, seeking permission to appeal the U.S. District Court’s decision certifying the plaintiff’s class as a Federal Rules of Civil Procedure 23(b)(2) class, was denied by the Court of Appeals. The case is currently in the merits discovery phase and a trial date of December 5, 2005 has been set. Additional information regarding the race-distinct mortality/dual pricing litigation can be found in the Company’s prior Forms 10-K and Forms 10-Q.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2005	686,299	$51.63	686,299
May 1-31, 2005	5,037,124	53.14	5,037,124
June 1-30, 2005	135,944	52.15	135,944

On July 28, 2005, Torchmark’s Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be purchased.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Shareholders was held April 28, 2005.

(b) The directors listed below were reelected to additional terms at the Annual Meeting of Shareholders:

Mark S. McAndrew

Sam R. Perry

Lamar C. Smith

The following directors have terms of office which continue after the meeting:

Charles E. Adair

David L. Boren

Joseph M. Farley

C.B. Hudson

Joseph L. Lanier, Jr.

Harold T. McCormick

Paul J. Zucconi

(c)

(i) Election of Directors for additional three-year terms:

	FOR	WITHHELD
Mark S. McAndrew	94,034,584	2,544,733
Sam R. Perry	94,156,767	2,422,550
Lamar C. Smith	92,185,612	4,393,705

(ii) Ratification of Deloitte & Touche, LLP as independent auditors for 2005:

FOR	AGAINST	ABSTAIN
95,364,473	542,509	572,335

(iii) Approval of Torchmark Corporation 2005 Non-Employee Director Plan:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
74,878,195	10,393,617	772,988	10,534,517

(iv) Approval of Torchmark Corporation 2005 Incentive Plan:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
70,752,303	14,524,985	767,512	10,534,517

(v) Shareholder Proposal submitted by CHRISTUS Health regarding Board Diversity:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
9,096,467	69,109,435	7,838,898	10,534,517

Item 6. Exhibits.

(a)	Exhibits

(11)	Statement re computation of per share earnings

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Mark S. McAndrew

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

(32.1)	Section 1350 Certification by Mark S. McAndrew and Gary L. Coleman

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: August 4, 2005	/s/ Mark S. McAndrew
Mark S. McAndrew
Chief Executive Officer

Date: August 4, 2005	/s/ Gary L. Coleman
Gary L. Coleman, Executive Vice
President and Chief Financial Officer
(Chief Accounting Officer)