Form 10-Q
period 2005-09-30
TORCHMARK CORP
filed 2005-11-08
CIK 320335

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT October 27, 2005
Common Stock, $1.00 Par Value	103,777,833

Index of Exhibits (Page 49).

Total number of pages included are 50.

TORCHMARK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2005 - $8,425,842 ; 2004 - $8,065,402)	$8,901,450	$8,714,698
Equity securities, at fair value (cost: 2005 - $45,797 ; 2004 - $29,954)	49,645	36,893
Mortgage loans, at cost (fair value: 2005 - $31,300 ; 2004 - $32,500)	31,319	32,832
Investment real estate, at depreciated cost	13,204	13,676
Policy loans	313,304	304,980
Other long-term investments, at fair value	31,519	41,148
Short-term investments	39,200	88,212

Total investments	9,379,641	9,232,439

Cash	5,601	10,651
Securities lending collateral	280,720	172,599
Accrued investment income	162,494	153,248
Other receivables	66,075	73,408
Deferred acquisition costs	2,641,488	2,506,216
Value of insurance purchased	72,000	77,116
Property and equipment	28,208	29,489
Goodwill	378,436	378,436
Other assets	108,505	24,304
Separate account assets	1,537,551	1,594,278

Total assets	$14,660,719	$14,252,184

Liabilities and Shareholders’ Equity

Liabilities:
Future policy benefits	$6,897,663	$6,616,848
Unearned and advance premiums	90,257	93,073
Policy claims and other benefits payable	265,332	265,655
Other policyholders’ funds	88,581	88,147

Total policy liabilities	7,341,833	7,063,723
Deferred and accrued income taxes	1,050,163	993,540
Securities lending obligation	280,720	172,599
Other liabilities	176,730	141,223
Short-term debt	223,618	170,354
Long-term debt (fair value: 2005 - $615,233 ; 2004 - $621,028)	533,821	540,046
Due to affiliates	156,577	156,577
Separate account liabilities	1,537,551	1,594,278

Total liabilities	11,301,013	10,832,340

Shareholders’ equity:
Preferred stock, par value $1 per share - Authorized 5,000,000 shares; outstanding: -0- in 2005 and in 2004	0	0
Common stock, par value $1 per share - Authorized 320,000,000 shares; outstanding: (2005 - 108,874,748 issued, less 5,098,115 held in treasury and 2004 - 108,783,658 issued, less 839,737 held in treasury)	108,875	108,784
Additional paid-in capital	526,883	484,886
Accumulated other comprehensive income (loss)	300,000	405,916
Retained earnings	2,703,060	2,462,513
Treasury stock, at cost	(279,112)	(42,255)

Total shareholders’ equity	3,359,706	3,419,844

Total liabilities and shareholders’ equity	$14,660,719	$14,252,184

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Life premium	$365,812	$349,814	$1,099,561	$1,043,516
Health premium	248,678	259,630	768,866	793,342
Other premium	6,067	6,545	18,454	20,577

Total premium	620,557	615,989	1,886,881	1,857,435

Net investment income	151,120	145,255	450,916	430,982
Realized investment gains (losses)	(2,908)	12,890	4,667	22,074
Other income	253	65	14,349	209

Total revenue	769,022	774,199	2,356,813	2,310,700

Benefits and expenses:
Life policyholder benefits	240,631	230,806	726,529	691,836
Health policyholder benefits	163,263	173,767	506,196	525,964
Other policyholder benefits	6,989	7,140	20,415	21,083

Total policyholder benefits	410,883	411,713	1,253,140	1,238,883

Amortization of deferred acquisition costs	85,994	90,889	263,115	259,533
Commissions and premium taxes	37,054	30,687	111,476	112,584
Other operating expense	38,418	37,395	120,640	112,630
Interest expense	15,281	14,055	45,367	42,140

Total benefits and expenses	587,630	584,739	1,793,738	1,765,770

Income before income taxes and cumulative effect of change in accounting principle	181,392	189,460	563,075	544,930
Income taxes	(62,346)	(65,328)	(193,821)	(184,723)

Net income before cumulative effect of change in accounting principle	119,046	124,132	369,254	360,207
Cumulative effect of change in accounting principle (less applicable income tax benefit of $3,857)	0	0	0	(7,163)

Net income	$119,046	$124,132	$369,254	$353,044

Basic net income per share:
Net income before cumulative effect of change in accounting principle	$1.14	$1.14	$3.51	$3.25

Cumulative effect of change in accounting principle (net of tax)	0.00	0.00	0.00	(0.06)

Net income	$1.14	$1.14	$3.51	$3.19

Diluted net income per share:
Net income before cumulative effect of change in accounting principle	$1.14	$1.12	$3.48	$3.20

Cumulative effect of change in accounting principle (net of tax)	0.00	0.00	0.00	(0.06)

Net income	$1.14	$1.12	$3.48	$3.14

Dividends declared per common share	$0.11	$0.11	$0.33	$0.33

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$119,046	$124,132	$369,254	$353,044

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(249,290)	263,255	(174,187)	23,508
Less: reclassification adjustment for gains (losses) on securities included in net income	(1,457)	(2,358)	(3,454)	(8,557)
Less: reclassification adjustment for amortization of discount and premium	1,293	936	3,251	2,311
Less: foreign exchange adjustment on securities marked to market	(5,100)	(4,713)	(2,389)	(1,856)

Unrealized gains (losses) on securities	(254,554)	257,120	(176,779)	15,406
Unrealized gains (losses) on other investments	0	(50)	0	(1,049)
Unrealized gains (losses) adjustment to deferred acquisition costs	16,780	(15,922)	11,303	(1,103)
Foreign exchange translation adjustments	5,125	4,694	2,530	1,791

Other comprehensive income (loss), before tax	(232,649)	245,842	(162,946)	15,045

Income tax benefit (expense) related to other comprehensive income (loss)	81,426	(85,887)	57,030	(7,982)

Other comprehensive income (loss)	(151,223)	159,955	(105,916)	7,063

Comprehensive income (loss)	($32,177)	$284,087	$263,338	$360,107

See accompanying Notes to Consolidated Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash provided from operations	$680,242	$599,610

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale - sold	9,037	45,992
Fixed maturities available for sale - matured, called, and repaid	340,285	455,376
Other long-term investments	4,560	43,448

Total investments sold or matured	353,882	544,816

Investments acquired:
Fixed maturities	(707,171)	(881,335)
Other long-term investments	(30,851)	(14,845)

Total investments acquired	(738,022)	(896,180)

Net (increase) decrease in short-term investments	49,012	11,810
Net effect of change in payable or receivable for securities	(12,729)	3,782
Disposition of properties	340	398
Additions to properties	(2,312)	(2,769)
Acquisitions of low-income housing tax credit interests	(34,034)	0

Cash used for investment activities	(383,863)	(338,143)

Cash provided from (used for) financing activities:
Issuance of common stock	216,151	19,896
Additions to debt	53,264	0
Repayments of debt	0	(49,515)
Acquisition of treasury stock	(542,253)	(244,041)
Cash dividends paid to shareholders	(34,931)	(36,821)
Net receipts (withdrawals) from deposit product operations	6,340	40,438

Cash used for financing activities	(301,429)	(270,043)

Net increase (decrease) in cash	(5,050)	(8,576)
Cash at beginning of year	10,651	12,706

Cash at end of period	$5,601	$4,130

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at September 30, 2005, and the consolidated results of operations, comprehensive income and cash flows for the periods ended September 30, 2005 and 2004.

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note B—Earnings Per Share Giving Effect to Stock Options (continued)

Torchmark’s pro forma earnings information giving effect to stock option expense is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$119,046	$124,132	$369,254	$353,044
After-tax stock-based compensation, as reported	31	65	234	283
After-tax effect of stock-based compensation, fair value method	(10,624)	(1,838)	(30,871)	(6,129)

Pro forma net income	$108,453	$122,359	$338,617	$347,198

Earnings per share:
Basic—as reported	$1.14	$1.14	$3.51	$3.19

Basic—pro forma	$1.04	$1.12	$3.22	$3.13

Diluted—as reported	$1.14	$1.12	$3.48	$3.14

Diluted—pro forma	$1.04	$1.10	$3.18	$3.07

In May, 2005, Torchmark executed a voluntary option exercise and restoration program whereby directors and employees exercised their vested options and received a lesser number of new grants at the then current market price. While approximately 16% of these options vested immediately, the majority of these options will vest six months from the grant date. As a result of this transaction, Torchmark incurred $9.6 million in pro forma after-tax option expense in the third quarter of 2005 and $20.0 million during the first nine months of 2005. Unrecognized after-tax pro forma expense for this transaction of $3.8 million will be recognized in the fourth quarter of 2005. Additionally, a grant to executives made in December, 2004 vested in June, 2005. This grant accounted for $7.0 million after-tax in nine-month 2005 pro forma expense.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Basic weighted average shares outstanding	104,117,396	109,156,142	105,090,515	110,780,008
Weighted average dilutive options outstanding	586,648	1,782,100	1,140,973	1,740,848

Diluted weighted average shares outstanding	104,704,044	110,938,242	106,231,488	112,520,856

Antidilutive shares*	5,145,215	1,676	3,266,170	32,541

*	Antidilutive shares are excluded from the calculation of diluted earnings per share.

Unless otherwise specified, earnings per share data is assumed to be on a diluted basis.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Postretirement Benefit Plans

Components of Post-Retirement Benefit Costs

	Three Months ended September 30,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost - benefits earned during the period	$1,918	$1,777	$192	$156
Interest cost on benefit obligation	2,819	2,638	223	216
Expected return on assets	(3,503)	(3,464)	0	0
Amortization of prior service cost	8	17	0	0
Recognition of net actuarial (gain) loss	303	24	$(46)	$(124)

Net periodic pension cost	$1,545	$992	$369	$248

	Nine Months ended September 30,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost - benefits earned during the period	$5,728	$5,335	$582	$532
Interest cost on benefit obligation	8,466	7,933	676	666
Expected return on assets	(10,509)	(10,139)	0	0
Amortization of prior service cost	26	53	0	0
Recognition of net actuarial (gain) loss	891	63	$(176)	$(302)

Net periodic pension cost	$4,602	$3,245	$1,082	$896

As of September 30, 2005, Torchmark contributed $4 million to pension plans. The Company plans to contribute an additional $8 million in 2005.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments

Torchmark is comprised of life insurance companies which market primarily individual life and supplemental health insurance products through niche distribution systems to middle income Americans. To a limited extent, the Company also markets annuities. Torchmark’s core operations are insurance marketing and underwriting, and management of its investments. Insurance marketing and underwriting is segmented by the types of insurance products offered: life, health and annuity. Management’s measure of profitability for each insurance segment is insurance underwriting income before other income and insurance administrative expenses. It represents the profit margin on insurance products before administrative expenses, and is calculated by deducting net policy obligations, commissions and other acquisition expenses from premium revenue. Torchmark further views the profitability of each insurance product segment by the marketing groups that distribute the products of that segment: direct response, independent, or captive/career agencies.

Investment management operations is the segment that includes the management of the investment portfolio, debt, and cash flow. Management’s measure of profitability for this segment is excess investment income, which is the income earned on the investment portfolio less the interest credited on net policy liabilities and financing costs. Financing costs include the interest on Torchmark’s debt and net cash settlements on Torchmark’s swap instruments. Other income and insurance administrative expense are classified in a separate “Other” segment.

As noted, Torchmark’s “core operations” are insurance and investment management. The insurance segments issue policies for which premiums are collected for the eventual payment of policy benefits. In addition to policy benefits, operating expenses are incurred including acquisition costs, administrative expenses, and taxes. Because life and health contracts can be long term, premium receipts in excess of current expenses are invested. Investment activities, conducted by the Investment segment, focus on seeking quality investments with a yield and term appropriate to support the insurance product obligations. These investments generally consist of fixed maturities, and, over the long term, the expected yields are taken into account when setting insurance premium rates and product profitability expectations. As a result, fixed maturities are generally held for long periods to support the liabilities, and Torchmark generally expects to hold investments until maturity. Dispositions of investments occur from time to time, generally as a result of credit deterioration, calls by issuers, or other factors the occurrence of which is usually beyond the control of management. Torchmark does not engage in trading investments for profit. As a result, realized gains and losses on investments are incidental to operations and are not

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

considered in insurance pricing or product profitability. While from time to time these realized gains and losses could be material to net income in the period in which they occur, they have an immaterial effect on the yield of the total investment portfolio. Further, because the proceeds of the disposals are reinvested in the portfolio, the disposals have little effect on the size of the portfolio and the income from the reinvestments is included in net investment income. Therefore, management removes realized investment gains and losses from results of core operations when evaluating the performance of the Company. For this reason, these gains and losses are excluded from Torchmark’s operating segments.

Since 1994, Torchmark has entered into several interest-rate swap agreements in connection with its debt issues to exchange its fixed-rate obligations for variable rates. The cash inflows (outflows) from settlements of these swaps are considered to be reductions (additions) to Torchmark’s financing costs by management in the evaluation of the performance of its Investment segment, and is reported as such in this segment analysis. However, because of accounting guidance requiring that all income components of non-hedged derivatives be recorded in the same line item as the derivative’s periodic adjustment to fair value, Torchmark reports cash settlements on all of its swaps as realized investment gains or losses in the Consolidated Statements of Operations.

The following tables total the components of Torchmark’s operating segments and reconcile these operating results to its pretax income and each significant line item in its Consolidated Statements of Operations.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the nine months ended September 30, 2005
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,099,561	$768,866	$18,454					$1,886,881
Net investment income				$450,646		$270	(1)	450,916
Other income					$1,933	12,416	(3,4)	14,349

Total revenue	1,099,561	768,866	18,454	450,646	1,933	12,686		2,352,146
Expenses:
Policy benefits	726,529	506,196	20,415					1,253,140
Required interest on net reserves	(254,608)	(15,397)	(22,733)	292,738				0
Amortization of acquisition costs	289,074	87,416	11,462	(124,837)				263,115
Commissions and premium tax	56,387	56,116	40			(1,067	)(3)	111,476
Insurance administrative expenses(2)					109,061	4,000	(4)	113,061
Parent expenses					7,579			7,579
Financing costs:
Debt				45,097		270	(1)	45,367
Benefit from interest rate swaps				(6,571)				(6,571)

Total expenses	817,382	634,331	9,184	206,427	116,640	3,203		1,787,167

Subtotal	282,179	134,535	9,270	244,219	(114,707)	9,483		564,979
Net proceeds from legal settlements						(9,483	)(4)	(9,483)

Measure of segment profitability (pretax)	$282,179	$134,535	$9,270	$244,219	$(114,707)	$0		555,496

Deduct applicable income taxes								(191,765)

Segment profits after tax								363,731

Add back income taxes applicable to segment profitability	191,765
Remove benefit from interest rate swaps (included in “Realized investment gains (losses)”)	(6,571)
Add (deduct) realized investment gains (losses)	4,667
Add net proceeds from legal settlements	9,483

Pretax income per Consolidated Statements of Operations	$563,075

(1)	Reclassification of interest amount due to adoption of FIN46R (accounting rule requiring deconsolidation of Trust Preferred Securities)
(2)	Administrative expenses are not allocated to insurance segments.
(3)	Elimination of intersegment commission, $1,067 thousand.
(4)	Legal settlements

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the nine months ended September 30, 2004
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,043,516	$793,342	$20,577					$1,857,435
Net investment income				$430,712		$270	(1)	430,982
Other income					$1,317	(1,108	)(3)	209

Total revenue	1,043,516	793,342	20,577	430,712	1,317	(838)		2,288,626

Expenses:
Policy benefits	691,836	525,964	21,083					1,238,883
Required interest on reserves	(237,380)	(14,523)	(23,819)	275,722				0
Amortization of acquisition costs	274,717	88,268	13,060	(116,512)				259,533
Commissions and premium tax	54,511	59,116	65			(1,108	)(3)	112,584
Insurance administrative expenses(2)					105,611			105,611
Parent expenses					7,019			7,019
Financing costs:
Debt				41,870		270	(1)	42,140
Benefit from interest rate swaps				(19,771)				(19,771)

Total expenses	783,684	658,825	10,389	181,309	112,630	(838)		1,745,999

Measure of segment profitability (pretax)	$259,832	$134,517	$10,188	$249,403	$(111,313)	$0		542,627

Deduct applicable income taxes								(186,920)

Segment profits after tax								355,707

Add back income taxes applicable to segment profitability	186,920
Remove benefit from interest rate swaps (included in “Realized investment gaines (losses)”)	(19,771)
Add (deduct) realized investment gains (losses)	22,074

Pretax income per Consolidated Statements of Operations	$544,930

(1)	Reclassification of interest amount due to adoption of FIN46R (accounting rule requiring deconsolidaton of Trust Preferred Securities).
(2)	Administrative expenses are not allocated to insurance segments.
(3)	Elimination of intersegment commission, $1,108 thousand.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Nine months ended September 30,		Increase (Decrease)
	2005	2004	Amount	%
Life insurance	$282,179	$259,832	$22,347	9
Health insurance	134,535	134,517	18	0
Annuity	9,270	10,188	(918)	(9)
Other insurance:
Other income	1,933	1,317	616	47
Administrative expenses	(109,061)	(105,611)	(3,450)	3
Investment	244,219	249,403	(5,184)	(2)
Corporate and adjustments	(7,579)	(7,019)	(560)	8

Pretax total	555,496	542,627	12,869	2
Applicable taxes	(191,765)	(186,920)	(4,845)	3

After-tax total	363,731	355,707	8,024	2
Reconciling Items:
Remove benefit from interest rate swaps (after tax) from Investment Segment	(4,271)	(12,851)	8,580
Realized gains (losses) (after tax)	3,630	14,348	(10,718)
Tax refund (after tax)	0	3,003	(3,003)
Net proceeds from legal settlements (after tax)	6,164	0	6,164
Change in accounting principle (after tax)	0	(7,163)	7,163

Net Income	$369,254	$353,044	$16,210	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary of Operations. Torchmark’s operations are segmented into its insurance underwriting and investment operations as described in Note E—Business Segments. The measures of profitability described in Note E are useful in evaluating the performance of the segments and the marketing groups within each insurance segment, because each of Torchmark’s distribution units operates in a niche market. These measures enable management to view period-to-period trends, and to make informed decisions regarding future courses of action.

The tables in Note E—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile Torchmark’s revenues and expenses by segment to its major income statement line items for the nine-month periods ended September 30, 2005 and 2004. Additionally, this note provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles those measures to Torchmark’s net income. That summary is reproduced below from the Consolidated Financial Statements to present Torchmark’s overall operations in the manner that management views the business.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Nine months ended September 30,		Increase (Decrease)
	2005	2004	Amount	%
Life insurance	$282,179	$259,832	$22,347	9
Health insurance	134,535	134,517	18	0
Annuity	9,270	10,188	(918)	(9)
Other insurance:
Other income	1,933	1,317	616	47
Administrative expenses	(109,061)	(105,611)	(3,450)	3
Investment	244,219	249,403	(5,184)	(2)
Corporate and adjustments	(7,579)	(7,019)	(560)	8

Pretax total	555,496	542,627	12,869	2
Applicable taxes	(191,765)	(186,920)	(4,845)	3

After-tax total	363,731	355,707	8,024	2
Reconciling Items:
Remove benefit from interest rate swaps (after tax) from Investment Segment*	(4,271)	(12,851)	8,580
Realized gains (losses) (after tax)	3,630	14,348	(10,718)
Tax refund (after tax)	0	3,003	(3,003)
Net proceeds from legal settlements (after tax)	6,164	0	6,164
Change in accounting principle (after tax)	0	(7,163)	7,163

Net Income	$369,254	$353,044	$16,210	5

*	This item is included in Realized gains (losses) in the Consolidated Statements of Operations, but in the Segment analysis is included in the Investment segment.

In the second quarter of 2005, Torchmark recorded an after-tax benefit of $6.2 million, pertaining to net settlements after expenses of its Waddell & Reed and other litigation.

Torchmark adopted accounting rule SOP 03-1 concerning guaranteed minimum policy benefits on variable annuities in the first quarter of 2004, recognizing a $7.2 million after-tax charge upon adoption, as shown in the chart above. Also in 2004, the Company received a refund of state income taxes in the amount of $3.0 million, as a result of the settlement of issues related to a discontinued operation which was disposed of in the mid-1990’s. This non-recurring refund reduced income tax expense.

A discussion of operations by each segment follows later in this report. These discussions compare the first nine months of 2005 with the same period of 2004, unless otherwise noted.

Highlights, comparing the first nine months of 2005 with the first nine months of 2004. Net income in 2005, per diluted share, increased 11% to $3.48. Before the one-time charge for the adoption of an accounting principle (SOP 03-1) in 2004, net income per diluted share rose 9%. Included in net income are after-tax realized investment gains of $.03 per share in 2005 compared with $.13 per share in 2004. A component of investment gains in both periods was net cash settlements on interest-rate swaps, which increased 2005 investment gains by $.04 per share, compared with $.12 per share in the prior period.

Torchmark’s total premium income rose 2% to $1.9 billion. First-year premium, which is the premium collected on policies in their first year, declined 9% to $278 million. The decline in first-year premium was a result of recent declines in agent counts (discussed in this report). Torchmark management believes that first-year premium is a statistical measure which is indicative of future premium growth trends in the near term because it takes into account lapses on newly issued business at the time they are most likely to occur.

Life insurance premium income grew 5% to $1.1 billion. First year life premium declined 6% to $169 million. Life underwriting margins increased 9% to $282 million due primarily to earlier periods’ growth in sales that resulted in higher premiums at three of the four major life distribution groups and due to reduced acquisition expenses at the fourth.

Health insurance premium income declined 3% to $769 million. First-year collected health premium declined 13% to $109 million. Medicare first-year premium declined 28%, as competition in the Medicare Supplement market continues to be a challenge.

Excess investment income per share increased 4% to $2.30, but excess investment income declined $5 million to $244 million in the period. Net investment income increased by $20 million, but was offset by a $9 million increase in interest on net insurance policy liabilities and a $6 million increase in financing costs as a result of higher short-term rates. (For more information, refer to the discussion under the caption Investments (excess investment income).

The $20 million increase in investment income represented a 4.6% increase over the prior-year period, which was lower than the 5.6% increase in average invested assets at amortized cost. Because the spread between short-term rates and long-term rates has narrowed in recent periods, Torchmark changed its investment strategy in the second quarter of 2005, and is currently investing primarily in shorter-term maturities over the near term. The yield earned on the fixed-maturity portfolio during 2005 was 7.1%; however, the effective annual yield on new investments acquired during the 2005 nine months was 5.8%, compared with 6.5% in the prior-year period. The fixed-maturity portfolio at market value accounted for 95% of total investments at September 30, 2005.

Torchmark acquired 10 million shares of the Company’s common stock in the open market at a cost of $542 million ($53.86 average price per share) during the 2005 nine months. Of the $542 million, $289 million was from excess operating cash flow, which was used to repurchase 5.4 million shares, and $253 million was from cash received from stock option exercises by current and former employees, primarily from the May 2005 option restoration transaction. Proceeds from these option exercises were used to repurchase 4.6 million shares, approximately the number of dilutive shares issued as a result of the option exercises. The Company has an on-going share repurchase program which began in 1986 and was reaffirmed at the July 28, 2005 Board of Directors’ meeting. With no specified authorization amount, management determines the amount of repurchases based on the amount of the Company’s excess cash flow, general market conditions, and other alternative uses.

A detailed discussion of Torchmark’s operations follows.

Life insurance, comparing the first nine months of 2005 with the first nine months of 2004. Life insurance is Torchmark’s predominant segment, representing 58% of premium income and 66% of insurance underwriting margin in the first nine months of 2005. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the Investment segment. Torchmark’s life insurance premium income increased 5% to $1.1 billion. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium Income by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase (Decrease)
	2005		2004
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$318,374	29	$290,315	28	$28,059	10
American Income Exclusive Agency	282,902	26	259,322	25	23,580	9
Liberty National Exclusive Agency	227,367	21	228,681	22	(1,314)	(1)
Military Agency	148,979	13	138,259	13	10,720	8
Other Agencies	121,939	11	126,939	12	(5,000)	(4)

Total life premium	$1,099,561	100	$1,043,516	100	$56,045	5

Production of new business is reflected by first-year collected premium. First-year collected premium is a measure of sales and is defined as the premium collected during the reporting period for all policies in their first policy year. It is a useful indicator of how much new premium is expected to be added to premium in force due to new sales. First- year collected life premium of $169 million decreased 6% from the prior-year period. An analysis of first-year collected life premium is presented in the table below.

Life Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase (Decrease)
	2005		2004
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$58,210	35	$56,156	31	$2,054	4
American Income Exclusive Agency	55,619	33	57,988	32	(2,369)	(4)
Liberty National Exclusive Agency	27,173	16	30,442	17	(3,269)	(11)
Military Agency	17,292	10	20,552	12	(3,260)	(16)
Other Distribution	10,427	6	13,672	8	(3,245)	(24)

Total	$168,721	100	$178,810	100	$(10,089)	(6)

The Direct Response operation is conducted through direct mail, co-op mailings and television solicitations. Direct Response’s life premium income rose 10% to $318 million, representing 29% of Torchmark’s total life premium, the largest contribution of any distribution system. First-year collected premium of $58 million increased 4%.

Sales of Direct Response life insurance to juveniles is a major market for the Direct Response channel. Not only is the juvenile market an important source of sales, but it also is a vehicle to reach the parents and grandparents of the juvenile policyholders. Parents and grandparents of these juvenile policyholders are more likely to respond favorably to a Direct Response solicitation for life coverage on themselves than is the general adult population. Also, both the juvenile policyholders and their parents are low acquisition-cost targets for sales of additional coverage over time. Torchmark expects that sales to this demographic group will continue as one of Direct Response’s premier markets.

The American Income Exclusive Agency markets primarily to members of labor unions. This agency produced premium income of $283 million, an increase of 9%. First-year collected premium declined 4% to $56 million. The decline in first-year premium is reflective of a lag in recruiting new agents in earlier periods. Recruiting new agents is critical to growth in sales by Torchmark’s captive agencies and the subsequent premiums those sales generate. American Income’s agent count was 2,152 agents at September 30, 2005. While this count improved 5% over the 2,050 agents one year ago, it was still 6% below the agent count of 2,291 at the beginning of 2004. Because first-year collected premium is a measure of premium received over the first twelve months after a policy sale, the full impact of changes in agency force is recognized during the following twelve months. During the latter part of 2004, the Torchmark captive career agencies, including American Income, began renewed initiatives to recruit agents, focusing on a more systematic, centralized internet recruiting program. Additionally, the Company recently implemented a new incentive program to reward growth in both recruiting and production. As a result, Torchmark anticipates additional agent growth in the near future.

The Liberty National Exclusive Agency markets life insurance to middle-income customers in primarily the Southeast, but has recently expanded into several other states. Life premium income was $227 million, decreasing slightly from the 2004 period. First-year collected premium declined 11% to $27 million, reflective of a decline in the number of agents in earlier periods.

Liberty National Agency’s count also lagged during 2004, ending the year with 1,775. This agency has also participated in Torchmark’s renewed internet agent recruiting program begun in the latter part of 2004, and as a result, the agent count has grown 11% to 1,963 during the nine months of 2005.

Liberty’s life underwriting margins rose in the 2005 period over the prior-year period from 23% to 25% of premium. These margin improvements resulted in large part from the reductions in acquisition costs due to revisions in Liberty’s agents’ compensation system implemented in 2004.

The Military Agency is an independent agency comprised of former military officers who sell exclusively to commissioned and non-commissioned military officers and their families. Life premium in the Military Agency rose 8% to $149 million. First-year premium collections for this agency declined 16% to $17 million from $21 million. This agency’s sales have been under pressure as it reorganizes its non-life (non-Torchmark) products. This reorganization included reduced commission rates on non-Torchmark investment products, and resulted in a loss of 30% of this agency’s producing agents appointed with Torchmark.

The Other Agencies distribution systems offering life insurance include United American Independent and Branch Office Agencies (both of which predominately write health insurance), United Investors, and various minor distribution channels. The Other Distribution group contributed $122 million of life premium income to Torchmark, or 11% of Torchmark’s total.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Nine months ended September 30,
	2005		2004		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Premium and policy charges	$1,099,561	100	$1,043,516	100	$56,045	5
Net policy obligations	471,921	43	454,456	44	17,465	4
Commissions and acquisition expense	345,461	31	329,228	31	16,233	5

Insurance underwriting income before other income and administrative expense	$282,179	26	$259,832	25	$22,347	9

Life insurance underwriting income before insurance administrative expenses was $282 million, increasing 9%. As a percentage of life premium, underwriting margin rose from 25% to 26%. Changes to the compensation systems have improved margins in the Liberty and American Income Agencies, especially in Liberty where margin improvements as a percentage of premium rose 2%.

Health insurance, comparing the first nine months of 2005 with the first nine months of 2004. Torchmark’s health products are supplemental health plans that include Medicare Supplements sold to Medicare enrollees as well as other limited-benefit plans including hospital/surgical, cancer, and accident plans sold to customers under age 65. In the first nine months of 2005, health insurance premium of $769 million, down 3%, accounted for 41% of total premium. Health insurance underwriting margin accounted for 32% of the total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. The table below is an analysis of Torchmark’s health premium by distribution method.

Health Insurance

Premium Income by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase (Decrease)
	2005		2004
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency	$337,797	44	$356,124	45	$(18,327)	(5)
United American Branch Office Agency	241,874	31	243,467	31	(1,593)	(1)
Liberty National Exclusive Agency	113,599	15	123,670	16	(10,071)	(8)
American Income Exclusive Agency	47,350	6	44,191	5	3,159	7
Direct Response	28,246	4	25,890	3	2,356	9

Total Health premium	$768,866	100	$793,342	100	$(24,476)	(3)

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase (Decrease)
	2005		2004
	Amount	% of Total	Amount	% of Total	Amount	%
United American Branch Agency	$48,042	44	$48,425	39	$(383)	(1)
United American Independent Agency	39,329	36	52,817	42	(13,488)	(26)
American Income Exclusive Agency	9,706	9	9,461	7	245	3
Liberty National Exclusive Agency	7,407	7	7,372	6	35	0
Direct Response	4,478	4	7,310	6	(2,832)	(39)

Total	$108,962	100	$125,385	100	$(16,423)	(13)

The following table is an additional presentation of first-year collected health premium by product type.

Health Insurance

First-Year Collected Premium by Product Type

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase (Decrease)
	2005		2004
	Amount	% of Total	Amount	% of Total	Amount	%
Other health-related policies	$77,905	71	$82,458	66	$(4,553)	(6)
Medicare Supplement	31,057	29	42,927	34	(11,870)	(28)

Total	$108,962	100	$125,385	100	$(16,423)	(13)

Historically, Torchmark’s predominant health insurance product has been Medicare Supplement insurance, but non-Medicare Supplement products are becoming more prominent. Medicare Supplement represented 61% of total health premium income for the nine months through September 2005, compared with 63% a year earlier. In addition, non-Medicare Supplement first-year collected premium was 71% of health collections in the 2005 period, compared with 66% in the 2004 period, reflecting the change in product mix in sales of health insurance business as discussed below.

The United American (UA) Branch Office and Independent Agencies are the predominant distributors of health products, including Medicare Supplements and hospital/surgical plans. These agencies accounted for $580 million or 75% of Torchmark’s 2005 health premium income. In recent periods, Medicare Supplement sales have not been the predominant health product being sold by these two agencies as their focus has shifted to distributing limited-benefit hospital/surgical policies sold to customers under age 65. Medicare Supplement sales have been under pressure for the last several years from increased price competition. Accordingly, these agencies have expanded their product lines as increased consumer demand for under-age-65 supplemental health products has resulted from the growing unavailability of individual major medical plans and decreased coverage offered by employers.

Both Medicare and under-age-65 premium income declined for the period at the UA Independent Agency. While the Medicare premium has been declining for some time for the reasons discussed above, this distribution channel had been the early and dominant writer of the under-age-65 hospital/surgical products for UA. But more recently, organizational issues at one of the large agencies in the Independent Agency group led to the decline of under-age-65 business being written, and premiums have also begun to decline for the under-age-65 product at this agency. As a result, health premium income at this agency declined 5% for the period.

The UA Branch Office has also had declines in Medicare Supplement premium income, and as sales of the Medicare product have slowed, they too focused on sales of under-age-65 products. During the period, premium from this product grew 30% to $68 million, but declines in premium of the Medicare product led to a 1% decline in total health premium at this distribution channel.

As is the case with all of Torchmark’s captive agency forces, growing the number of agents is critical to growth in sales. The UA Branch Office Agency is also participating in the previously-mentioned reorganized internet recruiting program. As a result, this agency grew 9% over the prior year to 1,854 producing agents at September 30, 2005.

In September 2005, UA was awarded a contract by the Federal Medicare administrator to be an insurer under the new Medicare Part D prescription drug plan. Marketing of the plan began October 1 with a national multi-media advertising campaign. A direct mail campaign targeting current policyholders as well as other eligible Medicare beneficiaries is also underway. Enrollment begins November 15, 2005 for coverage effective January 1, 2006.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase (Decrease)
	2005		2004
	Amount	% of Total	Amount	% of Total	Amount	%
Premium and policy charges	$768,866	100	$793,342	100	$(24,476)	(3)
Net policy obligations	490,799	64	511,441	64	(20,642)	(4)
Commissions and acquisition expense	143,532	19	147,384	19	(3,852)	(3)

Insurance underwriting income before other income and administrative expense	$134,535	17	$134,517	17	$18	0

Underwriting margins for health insurance were flat at $135 million, even though premium declined 3%. As a percentage of health premium, underwriting margins rose from 17.0% to 17.5%. Liberty’s health margin as a percentage of premium improved from 12% to 17% and was the primary contributor to margin growth. The Company reported earlier this year that during the first quarter of 2005 it had settled a class-action lawsuit involving a closed block of Liberty National cancer policies that would over time reduce premiums but would improve underwriting margins by reducing policy obligations on the closed block going forward. The 7% decline in health premium at Liberty shown in the Health Premium Income chart above is also reflective of the implementation of that settlement since the first quarter.

Annuities, comparing the first nine months of 2005 with the first nine months of 2004. Torchmark markets both fixed and variable annuities. Annuity revenue represents less than 1% of Torchmark’s total premium income and annuity underwriting income represents approximately 2% of the total. Torchmark has previously announced that the sale of annuities is not a major component of its marketing strategy.

Operating expenses, comparing the first nine months of 2005 with the first nine months of 2004. Operating expenses consist of insurance administrative expenses and parent company expenses. Insurance administrative expenses are primarily a function of premium for a given period; therefore, Torchmark measures those expenses as a percentage of premium income. An analysis of operating expenses is shown below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Nine months ended September 30,
	2005				2004
	Amount	% Increase	% of Premium	% of Revenue	Amount	% Increase	% of Premium	% of Revenue
Insurance administrative expenses	$113,061	7.1	6.0		$105,611	8.4	5.7
Parent company expense	7,579				7,019

Total operating expenses	$120,640	7.1		5.1	$112,630	7.1		4.9

Both insurance administrative expenses and total expenses increased over the prior year period. These increases resulted primarily from increased litigation costs. Additionally, payroll taxes of $1.1 million associated with an option exercise and restoration program were incurred in the second quarter of 2005.

Investments (excess investment income), comparing the first nine months of 2005 with the first nine months of 2004. The following table summarizes Torchmark’s investment income and excess investment income.

Excess Investment Income

(Dollar amounts in thousands)

	Nine months ended September 30,		Increase (Decrease)
	2005	2004	Amount	%
Net investment income *	$450,646	$430,712	$19,934	5

Required interest on net insurance policy liabilities	(167,901)	(159,210)	(8,691)	5
Financing costs:
Debt	(45,097)	(41,870)	(3,227)	8
Interest rate swaps	6,571	19,771	(13,200)	(67)

Total financing costs	(38,526)	(22,099)	(16,427)	74

Excess investment income	$244,219	$249,403	$(5,184)	(2)

Excess investment income per share	$2.30	$2.22	$0.08	4

*	Net investment income per Torchmark’s segment analysis does not agree with Net investment income per the Consolidated Statements of Operations as described in Note E - Business Segments.

The Investment segment is responsible for the management of capital resources, including investments, debt, and cash flow. As defined in Note E - Business Segments, excess investment income is the profitability measure used by management to evaluate the performance of the Investment segment. Management also views excess investment income per diluted share as an important performance measure for this segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the Investment segment to the consolidated earnings per share of the Company. Since 1986, Torchmark has used over $2 billion of cash flow to repurchase Torchmark shares under its ongoing share repurchase program after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the potential earnings foregone on cash that could have otherwise been invested in interest-bearing assets, but the repurchases also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, management believes that excess investment income per diluted share is the most appropriate measure of the Investment segment.

Excess investment income declined 2% during the period from $249 million in 2004 to $244 million. On a per share basis, excess investment income per share rose 4% to $2.30. The largest component of excess investment income is net investment income which rose $20 million, or 5%, to $451 million. As discussed below, the increase in net investment income was offset, however, by increased financing costs and required interest on insurance liabilities. Financing costs rose $16 million or 74%, due to rising short-term rates and the associated reduced benefit of the interest-rate swaps. Required interest increased 5.5% or $9 million, correlating with the 5.8% growth in the average net insurance policy liability.

The 4.6% increase in net investment income was not as great as the 5.6% growth in the average investment portfolio, reflecting the effect of acquisitions of investments over the past three years with yields lower than the overall portfolio yield. Average invested assets, which include fixed maturities at amortized cost, were $8.8 billion in the 2005 period, compared with $8.3 billion a year earlier. The $461 million increase in average invested assets over the prior-year period was achieved even though Torchmark used $322 million of excess operating cash flows to repurchase the Company’s shares under its share repurchase program in the prior twelve months.

The following chart summarizes selected information for fixed-maturity purchases. Both yield and average life calculations on new purchases of noncallable bonds are based on the maturity date. In the case of callable bonds, the average life is based on the call date or maturity date, whichever produces the lowest yield (“yield to worst”).

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the nine months ended September 30,
	2005	2004
Cost of acquisitions:
Investment-grade corporate securities	$598.8	$878.0
Other investment-grade securities	108.4	3.3

Total fixed-maturity acquisitions	$707.2	$881.3

Average yield *	5.75%	6.37%
Effective annual yield (one year compounded) *	5.84%	6.47%

Average life (in years, to worst call)	15.6	23.0

*	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

In 2005, Torchmark continued to buy primarily investment-grade fixed-maturity corporate bonds and trust preferred securities (classified as redeemable preferred stocks)

with a diversity of issuers and industry sectors. Additionally, $108 million in securities of U.S. government sponsored entities were acquired. New money was invested at an average effective annual yield of 5.8% in 2005, compared with 6.5% in the same period of 2004. These yields are less than the portfolio’s average yield, which was 7.0% at September 30, 2005 and 7.1% a year earlier. The low-rate environment also encouraged an increase in calls by issuers of higher-yielding fixed maturities, as these issuers could refinance their debt at lower rates. Proceeds of these calls were reinvested by Torchmark at the lower prevailing yields, also negatively affecting investment income.

In the 2005 period, Torchmark acquired $707 million of fixed maturities compared with $881 million in the 2004 period. The primary reason for this reduction was the decrease in proceeds from called fixed maturities which declined in the 2005 period to $156 million from $301 million in the 2004 period. Additionally, the Company acquired $289 million of Torchmark stock with excess operating cash flows during the 2005 nine-month period under the repurchase plan compared with $235 million during the comparable 2004 period.

The lower long-term interest rates and the flattening yield curve continue to restrict excess investment income. In recent years, even though yields on new long-term investments declined, there was still a significant spread of long-term yields over short-term yields. As the yield curve flattened, with rising short-term rates but with no meaningful change in long-term rates, compensation for investing long-term has been significantly diminished. Therefore, in mid-2005, Torchmark revised its investment strategy to shorten the maturity of most new investments, while maintaining its policy to acquire only investment grade securities. During the nine months of 2005, the average life of new acquisitions was 15.6 years (7.8 years in the third quarter). The Company believes that investing in shorter-term maturities will likely result in somewhat lower investment yields on new acquisitions over the near term, but will allow reinvestment relatively soon when expected higher yields become available on longer-term maturities.

In the event of an increase in long-term rates, excess investment income will benefit as new acquisitions can be made at higher yields. While higher short-term rates will increase floating-rate financing costs, higher long-term rates would be to Torchmark’s advantage because the amount of cash to be invested annually significantly exceeds the amount of Torchmark’s floating rate debt, and would result in greater investment income net of financing costs under most yield curve scenarios.

Financing costs for the Investment segment primarily consist of interest on Torchmark’s various debt instruments. The following table reconciles interest expense per the Consolidated Statements of Operations to financing costs.

Reconciliation of Interest Expense to Financing Costs

(Amounts in thousands)

	For the nine months ended September 30,
	2005	2004
Interest expense per Consolidated Statements of Operations	$45,367	$42,140
Reclassification of interest amount due to deconsolidation	(270)	(270)
Benefit from interest-rate swaps	(6,571)	(19,771)

Financing costs	$38,526	$22,099

The table below presents the components of financing costs.

Analysis of Financing Costs

(Amounts in thousands)

	For the nine months ended September 30,
	2005	2004
Interest on funded debt	$38,974	$38,944
Interest on short-term debt	6,123	2,926
Benefit from interest-rate swaps	(6,571)	(19,771)

Financing costs	$38,526	$22,099

Financing costs increased 74% to $39 million from $22 million in the previous year’s nine months. The primary reason for this increase was the September 20, 2004 expiration of a swap agreement which provided a benefit of $10 million in the 2004 first nine months. Financing costs also increased because of an increase in short-term borrowing rates. The higher interest rates caused a reduction in the settlement benefit provided by four other swap agreements to a benefit of $7 million in the 2005 period versus $10 million in the 2004 period. Additionally, the higher short-term borrowing rates along with an increase in short-term debt caused Torchmark’s interest on commercial paper to increase by $3 million in the 2005 nine months. Please refer to the caption “Capital Resources” in this report for more information on Torchmark’s swaps.

Investments (portfolio composition), comparing September 30, 2005 with September 30, 2004. Approximately 95% of Torchmark’s investments at fair market value are in a diversified fixed-maturity portfolio. Policy loans, which are secured by policy cash values, make up an additional 3.3%. The remaining balance is comprised of other investments including equity securities, mortgage loans, and other long-term and short-term investments. At September 30, 2005, fixed maturities had a fair value of $8.9 billion, compared with $8.7 billion at December 31, 2004 and $8.5 billion at September 30, 2004. An analysis of Torchmark’s fixed-maturity portfolio by component at September 30, 2005 is as follows.

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U. S. Government direct obligations & agencies	$163	$1	(1)	$163	1.8
GNMA pools and other mortgage- backed securities	98	5	0	103	1.1
Corporates	6,458	430	(56)	6,832	76.7
Other	125	8	0	133	1.6
Redeemable preferred stocks	1,582	92	(4)	1,670	18.8

Total fixed maturities	$8,426	$536	(61)	$8,901	100.0

*	At fair value

An analysis of the fixed-maturity portfolio by quality rating at September 30, 2005 is as follows.

Fixed Maturities by Rating*

(Dollar amounts in millions)

	Amortized Cost	%	Fair Market Value	%
AAA	$448	5.3	$459	5.1
AA	224	2.7	246	2.8
A	3,112	36.9	3,344	37.6
BBB	3,920	46.5	4,116	46.2
BB	571	6.8	568	6.4
B	125	1.5	144	1.6
Below B	26	0.3	24	0.3

	$8,426	100.0	$8,901	100.0

*	Rating based on Bloomberg composite

The portfolio has an average quality rating of “BBB+.” Approximately 91% of the portfolio at amortized cost was considered investment grade.

The majority of fixed-maturity holdings are in corporate securities. Investments in corporate fixed maturities are diversified in a wide range of industry sectors. At fair value, the following table presents the largest twelve holdings of Torchmark’s corporate fixed maturities by industry sector at September 30, 2005.

Industry	%
Insurance carriers	18.7
Depository institutions	16.0
Electric, gas, sanitation services	12.7
Nondepository credit institutions (finance)	6.7
Communications	3.8
Chemicals & allied products	3.6
Transportation equipment	3.1
Oil & gas extraction	3.1
Media (printing, publishing & allied lines)	2.8
Food & kindred products	2.6
Petroleum refining & related industries	2.3
Industrial, commerical machinery, computer equipment	2.1
All other sectors *	22.5

100.0

*	No other individual industry sector represented more than 2% of Torchmark’s corporate fixed maturities.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At September 30, 2005		At December 31, 2004	At September 30, 2004
Amortized cost (millions)	$8,426		$8,065	$7,855
Gross unrealized gains (millions)	536		671	679
Gross unrealized losses (millions)	(61	) (2)	(21)	(30)

Fair value (millions)	$8,901		$8,715	$8,504

Average yield (tax-equivalent book basis)	7.01%		7.07%	7.11%
Average life (in years, to worst call)(1)	12.5		12.7	12.3
Average life (in years, to maturity)(1)	15.4		15.7	15.4
Effective duration (to worst call)(1),(3)	7.0		7.1	6.9
Effective duration (to maturity)(1),(3)	8.2		8.3	8.1

(1)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the same date used to calculate the yield, which is the “worst call” date for callable bonds and the maturity date for all other bonds, and (b) based on the maturity date of all bonds, whether callable or not.
(2)	Of the $61 million gross unrealized losses, only $12.8 million had a fair value less than 80% of book value; the remainder all had fair values greater than 80% of book value.
(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Net unrealized gains were $475 million at September 30, 2005, $650 million at December 31, 2004, and $649 million at September 30, 2004.

Realized Gains and Losses, comparing the first nine months of 2005 with the first nine months of 2004. As discussed in Note E—Business Segments, Torchmark’s core business of providing insurance coverage requires it to maintain a large and diverse investment portfolio to support its insurance liabilities. From time to time, investments are disposed of or written down prior to maturity for reasons generally beyond the control of management, resulting in realized gains or losses. As discussed in Note E, realized gains and losses are incidental to core insurance operating results, but can be significant in relation to the earnings from core insurance operations. As a result, these gains and losses can have a material positive or negative impact on net income and, if included in operating results, they might cause those results to not be indicative of the past or future performance of core operations. For these reasons, Torchmark management removes the effects of realized gains and losses when evaluating its overall operating results.

The following table summarizes Torchmark’s tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses)

(Dollar amounts in thousands, except for per share data)

	Nine months ended September 30,
	2005		2004
	Amount	Per Share	Amount	Per Share
Realized gains (losses), net of tax, from:
Investment sales and calls	$3,678	$0.03	$6,558	$0.06
Write down of other investments	0.00	0.00	(845)	(0.01)
Valuation on interest rate swaps	(4,319)	(0.04)	(4,216)	(0.04)
Spread on interest rate swaps *	4,271	0.04	12,851	0.12

Total	$3,630	$0.03	$14,348	$0.13

*	The reduction in interest cost from swapping fixed-rate obligations to floating rates.

Accounting rules require Torchmark to value its interest-rate swaps at their fair value at the end of each accounting period. The fair values of these instruments fluctuate with interest rates in financial markets and diminish with the passage of time so that their value will be zero when they ultimately expire. These period-to-period fluctuations can be substantial. However, Torchmark management does not consider these period-to-period fluctuations in value in managing its ongoing operations because their cumulative result will be zero if held to expiration. These temporary unrealized changes in swap values are included as a component of “Realized Investment Gains (Losses)” on the Consolidated Statements of Operations. This fair value adjustment for all swaps on an after-tax basis was a negative $4.3 million in the nine months of 2005, compared with a negative $4.2 million in the same period of 2004.

Torchmark has historically held its swaps to maturity. However, in the third quarter of 2005, two swaps were sold because of an expectation of higher short-term rates in the future. The swaps sold were the $99 million notional amount related to the 8.25% Senior Debentures and the $100 million notional amount associated with the 7.375% notes. Proceeds of $239 thousand were received on the sales.

The Securities and Exchange Commission’s accounting guidance currently requires that all income and expenses related to a nonhedged derivative be recorded in the same line item on the income statement that the adjustment to fair value is recorded. Therefore, the cash settlements of the swaps are combined with the noncash unrealized fair value adjustments as a component of realized investment gains and losses. Torchmark’s after-tax interest cost reduction from the cash settlements included in realized investment gains and losses was a positive $4.3 million in 2005 and a positive $12.9 million in 2004. Torchmark continues to reduce interest cost for this benefit in its segment analysis, because the segment analysis is required by GAAP to be as management evaluates the performance of the segment. Management views the benefit from lower interest rates as a reduction in its financing costs in its Investment segment.

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

Financial Condition

Liquidity. Liquidity is indicated by positive cash flow, a portfolio of marketable investments, and the availability of a line of credit facility. Torchmark’s insurance operations have historically generated cash flows well in excess of immediate requirements. Net cash inflows from operations increased 13% to $680 million in the first nine months of 2005 from $600 million in the same period of 2004. Torchmark also received $340 million in investment maturities or repayments during the 2005 first nine months.

Cash and short-term investments were $45 million at September 30, 2005, compared with $99 million at December 31, 2004 and $44 million at the end of September, 2004. In addition to these liquid assets, the entire $9.0 billion (fair value at September 30, 2005) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all fixed-income and equity securities are publicly traded. Torchmark generally expects to hold fixed-income securities to maturity. Even though these securities are available for sale, the Company has the ability and intent to hold securities which are temporarily impaired until they are recoverable.

Torchmark has in place a line of credit facility with a group of lenders that allows unsecured borrowings and stand-by letters of credit up to $600 million. The five-year facility matures on November 18, 2009. The Company also has the ability to request up to $175 million in letters of credit to be issued against the facility. The line of credit is further designated as a back-up credit line for a commercial paper program not to exceed $600 million, whereby Torchmark may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million. Commercial paper borrowings and letters of credit on a combined basis may not exceed $600 million. Interest is charged at variable rates. At September 30, 2005, $224 million face amount of commercial paper was outstanding ($224 million book value), $152 million letters of credit were issued, and there were no borrowings under the line of credit. A facility fee is charged on the entire facility. There are also issuance and fronting fees related to the letters of credit and there is an additional usage fee if borrowing exceeds $300 million. The facility has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreements, Torchmark is subject to certain covenants regarding capitalization and interest coverage. At September 30, 2005, Torchmark was in full compliance with these covenants.

Capital resources. The capital structure consists of short-term debt (the commercial paper facility described above), long-term funded debt, and shareholders’ equity.

The outstanding long-term debt at book value, including Torchmark’s Junior Subordinated Debentures, was $688 million at September 30, 2005, compared with $695 million at December 31, 2004 and $699 million at September 30, 2004. An analysis of long-term debt issues outstanding is as follows at September 30, 2005.

Long Term Debt at September 30, 2005

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Senior Debentures	2009	8 1/4%	$99.5	$99.5	$111.6
Notes	2023	7 7/8	168.9	166.0	212.7
Notes	2013	7 3/8	94.1	93.2	107.5
Senior Notes	2006	6 1/4	180.0	180.6	183.4
Issue expenses (1)				(5.5)

Total long-term debt			542.5	533.8	615.2
Junior Subordinated Debentures (2)	2041	7 3/4	154.6	154.6	156.0	(3)

Total			$697.1	$688.5	$771.2

(1)	Unamortized issue expenses incurred upon issuance of Torchmark’s Trust Preferred Securities.
(2)	Included in due to affiliates in accordance with accounting regulations.
(3)	Market value of the Trust Preferred Securities which are obligations of unconsolidated corporate trusts.

As of September 30, 2005, Torchmark participated in two interest-rate swap agreements to exchange the fixed-interest commitments on certain debt instruments to floating-rate commitments. During the third quarter of 2005, Torchmark sold two additional interest-rate swaps for proceeds of $239 thousand. Both of these contracts were originally entered into in the third quarter of 2004. One of the sold swaps was a notional $99.4 million related to the 8.25% Senior Debentures and the other was a notional $100 million related to the 7.375% notes. Over the past year that these swaps were held, Torchmark earned approximately $3.7 million in reduced interest cost. As of September 30, 2004, a swap related to a notional $200 million 9.18% Monthly Income Preferred Security expired. Information concerning Torchmark’s outstanding swaps as of September 30, 2005 is presented in the following chart.

Selected Information About Outstanding Interest Rate Swaps

at September 30, 2005

Instrument	Expires	Notional Amount	Fixed Rate	Floating Rate at 9/30/05
Senior Notes, due 12/06	12/06	$180,000	6.250%	4.826%
Trust Preferred Securities, due 11/41	11/11	150,000	7.750	6.290

The Senior Note swap resets every six months and the swap related to the Trust Preferreds resets at three-month intervals.

The swap related to the 6 1/4% Senior Notes and the sold swap related to the 8 1/4% Senior Debentures qualified as hedges under accounting rules. The fair value of swaps qualifying as hedges is reflected as an investment asset which is adjusted to fair value each period. A corresponding adjustment is made to the carrying value of the related debt each period. The 6 1/4% Senior Note swap increased the carrying value of the long-term debt instruments by $1.2 million at September 30, 2005 and both swaps increased the carrying value of their respective notes by a combined $8.0 million at December 31, 2004.

The Company acquired 5.4 million of its outstanding common shares on the open market at a cost of $289 million during the first nine months of 2005 under its ongoing share repurchase program. Please refer to the description of the Company’s share repurchase program under the caption Highlights in this report. The Company intends to continue the repurchase of its common shares when financial markets are favorable.

Shareholders’ equity was $3.36 billion at September 30, 2005. This compares with $3.42 billion at December 31, 2004 and $3.34 billion at September 30, 2004. This level of equity was maintained even though $322 million in share purchases were made under the Company’s share repurchase program over the preceding twelve months. Additionally, unrealized losses in the investment portfolio were $105 million over the same period.

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

Selected Financial Data

	At September 30, 2005		At December 31, 2004		At September 30, 2004
	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*
Fixed maturities (millions)	$8,901	$476	$8,715	$649	$8,504	$649
Deferred acquisition costs (millions) **	2,713	(26)	2,583	(37)	2,540	(38)
Total assets (millions)	14,661	450	14,252	612	13,891	611
Short-term debt (millions)	224	0	170	0	133	0
Long-term debt (millions)	688	0	695	0	699	0
Shareholders’ equity (millions)	3,360	292	3,420	398	3,344	397

Book value per diluted share	32.19	2.80	31.07	3.62	30.29	3.60
Debt to capitalization ***	21.4%	(1.5)%	20.2%	(2.1)%	19.9%	(2.1)%

Diluted shares outstanding (thousands)	104,377		110,075		110,389
Actual shares outstanding (thousands)	103,777		107,944		108,544

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item
**	Includes the value of insurance purchased
***	Torchmark’s debt covenants require that the effect of SFAS 115 be removed to determine this ratio

Interest coverage was 13.4 times in the 2005 nine months compared with 13.9 times in the prior period. However, management views interest coverage to include the reduction in interest expense from cash settlements from the swaps, resulting in interest coverage of 15.5 times in the 2005 period and 25.4 times in the same period of 2004.

Pension assets. The following chart presents assets at fair value for Torchmark’s defined-benefit pension plans at September 30, 2005 and the prior-year end.

Pension Assets by Component

(Dollar amounts in thousands)

	September 30, 2005		December 31, 2004
	Amount	%	Amount	%
Corporate debt	$42,784	23.8	$49,977	27.7
Other fixed maturities	1,203	0.7	1,447	0.8
Equity securities	128,985	71.8	125,645	69.7
Short-term investments	6,204	3.5	2,786	1.5
Other	370	0.2	484	0.3

Total	$179,546	100.0	$180,339	100.0

The liability for qualified defined-benefit pension plans was $186 million at December 31, 2004. During the nine months of 2005, Torchmark contributed $4 million to these plans. Another $8 million in contributions are contemplated in 2005.

Hurricanes. During the third quarter of 2005, hurricanes Katrina and Rita caused damage in geographical regions where Torchmark subsidiaries have policyholders and sales operations. The worst impacted area, New Orleans, is not a major sales area for Torchmark. Premium collection from impacted policyholders in the harder hit areas was delayed due to the closing of post offices and relocation of policyholders. Torchmark estimates that prior to the hurricanes, premium from the harder hit areas comprised about 0.2% of total Torchmark premium. As of October 18, 2005, the Company has waived $110 thousand of one month’s uncollected premium in the harder hit areas. Currently, no zip codes remain closed in these areas and billing has resumed. With the Company’s access to the Post Office’s “change of address” notices, billing to policyholders who have relocated has also resumed. Some lapses are expected, however. Structural and property damage to Company facilities in the affected regions was minimal, although operations at Liberty were disrupted due to widespread and prolonged power outages. All Liberty offices are now open. Liberty believes it lost no more than approximately $1 million in new sales due to these storms in the 2005 third quarter.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended September 30, 2005.

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

As of the end of the fiscal quarter completed September 30, 2005, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended September 30, 2005, there have not been any significant changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Torchmark and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims involving tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark’s subsidiaries, employment discrimination, and miscellaneous other causes of action. A number of such actions involving Torchmark’s subsidiary, Liberty, also name Torchmark as a defendant. Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, management does not believe that such litigation will have a material adverse effect on Torchmark’s financial condition, future operating results or liquidity; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future. This bespeaks caution, particularly in states with reputations for high punitive damage verdicts such as Alabama and Mississippi.

Many of these lawsuits involve claims for punitive damages in state courts of Alabama and Mississippi. Torchmark’s management recognizes that large punitive damage awards continue to occur bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly Alabama and Mississippi, creating the potential for unpredictable material adverse judgments in any given punitive damage suit. As of September 30, 2005, Liberty was a party to approximately 75 active lawsuits (which included no employment-related cases and excluded interpleaders), 57 of which were Alabama proceedings and 6 of which were Mississippi proceedings in which punitive damages were sought.

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

Liberty is a party to a number of lawsuits (both a large number of lawsuits brought by individual plaintiffs and purported class action litigation with extremely broad class periods and relief sought) involving allegations of racially discriminatory pricing in the sale of insurance to African Americans prior to 1966. The relief sought is primarily refund of premium differentials with interest. This litigation began with the filing on December 8, 1999 of Moore v Liberty National Life Insurance Company, Case No. CV-99-BU-3262-S in the U.S. District Court for the Northern District of Alabama. There are currently over 29 race-distinct mortality cases with in excess of 2,000 named plaintiffs, which have been consolidated in the Moore case that are pending in the U.S. District Court for the Northern

District of Alabama (either originally filed with the Court or transferred to that Court) and one pending case in Alabama Circuit Court (Baldwin v. Liberty National Life Insurance Company, Case No. CV 00-684), which is currently stayed pending disposition of the Moore case. One individual, multi-plaintiff lawsuit which was originally filed in state court in Mississippi and subsequently transferred to U.S. District Court for the Southern District of Mississippi has been dismissed administratively and without prejudice. Six additional individual, multi-plaintiff lawsuits (included in the aforementioned 29 cases) were filed in June, 2005 in the U.S. District Court for the Middle District of Alabama and were subsequently transferred to the Northern District of Alabama. Four additional individual, multi-plaintiff lawsuits (also included in the aforementioned 29 cases) were filed in August 2005 in the U.S. District Court for the Northern District of Alabama.

The U.S. District Court for the Northern District of Alabama issued an order certifying a Rule 23(b)(2) plaintiff class in the Moore case on March 31, 2004. Liberty moved the Court to reconsider its class certification decision. Plaintiffs also sought to file an amended complaint and to have the Court reconsider its decisions to deny class certification pursuant to Rule 23(b)(3) of the Federal Rules of Civil Procedure and to exclude potential class members who purchased policies from companies acquired by or in blocks of insurance business reinsured by Liberty. On March 31, 2005, the Court denied all of the above-mentioned plaintiffs’ motions and dismissed plaintiffs’ Alabama state law breach of contract claims. On that date, the Court also granted Liberty’s motion in part by amending the class certification order to clarify that the policies at issue are only those policies issued by Liberty and a former subsidiary, Service Insurance Company of Alabama, to clarify the definition of “industrial life” policies or “burial” policies, to eliminate certification of plaintiffs’ state law breach of contract claims and to eliminate Rule 23(b)(2) certification of the plaintiffs’ punitive damages demand. Liberty’s petition to the U.S. Court of Appeals for the Eleventh Circuit filed on April 12, 2005, seeking permission to appeal the U.S. District Court’s decision certifying the plaintiff’s class as a Federal Rules of Civil Procedure 23(b)(2) class, was denied by the Court of Appeals. On September 8, 2005, the Court of Appeals denied Liberty’s petition seeking a jury trial in the Moore case. Liberty National plans to file a Petition for Writ of Certiorari with the U.S. Supreme Court on the issue of a jury trial. However, such action may not be necessary as the District Court indicated on November 3, 2005 that the Court was reconsidering its ruling on the jury trial issue and in all probability would allow a jury trial. The merits discovery phase ended November 4, 2005 and a trial date of December 5, 2005 has been set. Additional information regarding the race-distinct mortality/dual pricing litigation can be found in the Company’s prior Forms 10-K and Forms 10-Q.

As previously reported in Form 10-Q, purported class action litigation was filed against United American Insurance Company in the Circuit Court of Duval County, Florida (Moore v. United American Insurance Company, Case No. 16-2003-CA-001955-XXX-MA, Division CV-E), on March 13, 2003. The plaintiff, representing a class with in excess of 8,000 members, asserted that the annual additional fees that United American charges him and its other Medicare Supplement insurance policyholders for electronic processing of claims was a premium charge subject to filing with and approval by the State of Florida’s Department of Financial Services (formerly the Department of Insurance) and that such charge was never filed by United American with and approved by the Department.

The plaintiff alleged claims for breach of contract and the implied covenant of good faith and fair dealing as well as for declaratory relief. Compensatory damages including the refund of all premium charges found to be illegal, a declaratory judgment, interest, costs, and attorney’s fees were sought.

United American filed a motion to dismiss this action, which was granted by the Circuit Court on July 14, 2003. The case was subsequently refiled by the plaintiff and United American filed another motion to dismiss the case, which was denied by the Circuit Court on October 22, 2003. United American filed appropriate responsive pleadings with the Circuit Court and on March 3, 2005, the Circuit Court issued an order denying certification of a plaintiffs class. On September 30, 2005, the Florida Court of Appeals affirmed the Circuit Court’s ruling.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2005	572,813	$52.21	572,813
August 1-31, 2005	429,505	51.36	429,505
September 1-30, 2005	166	52.76	166

On July 28, 2005, Torchmark’s Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be purchased.

Item 5. Other Information

(a) Newly elected Torchmark directors M. Jane Buchan and Robert W. Ingram were each awarded non-qualified options on 6,000 shares Torchmark Corporation common stock on the date of their initial election to the Board (October 26, 2005) at the NYSE market closing price ($52.10) on that date. Such options were granted pursuant to the Torchmark Corporation 2005 Non-Employee Director Incentive Plan under a form of option grant agreement previously filed as Exhibit 10.2 to Torchmark’s Form 10-Q for the first quarter 2005.

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

TORCHMARK CORPORATION

Date: November 4, 2005	/s/ Mark S. McAndrew
Mark S. McAndrew
Chief Executive Officer

Date: November 4, 2005	/s/ Gary L. Coleman
Gary L. Coleman, Executive Vice
President and Chief Financial Officer
(Chief Accounting Officer)