Form 10-K
period 2005-12-31
TORCHMARK CORP
filed 2006-03-06
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 001-08052

TORCHMARK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	63-0780404
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Third Avenue South, Birmingham, AL	35233
(Address of principal executive offices)	(Zip Code)

(205) 325-4200

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	CUSIP	Name of each exchange on which registered
Common Stock, $1.00 par value per share	891927104	New York Stock Exchange
	The International Stock Exchange, London, England
7 3/4% Trust Preferred Securities 7 3/4% Trust Preferred Securities	89102Q201 89102T205	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒      No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

                            Large accelerated filer ☒                             Accelerated filer ☐                             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,469,250,667 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2006
Common Stock, $1.00 par value per share	103,567,942 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2006 (Proxy Statement)	Part III

TORCHMARK CORPORATION

PART 1

Item 1.    Business

Torchmark Corporation (Torchmark) is an insurance holding company incorporated in Delaware in 1979. Its primary subsidiaries are American Income Life Insurance Company (American Income), Liberty National Life Insurance Company (Liberty), Globe Life And Accident Insurance Company (Globe), United American Insurance Company (United American), and United Investors Life Insurance Company (United Investors).

Torchmark’s website is: www.torchmarkcorp.com. Torchmark makes available free of charge through its website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission.

The following table presents Torchmark’s business by primary marketing distribution method.

Primary Distribution Method	Company	Products and Target Markets	Distribution

Direct Response	Globe Life And Accident Insurance Company Oklahoma City, Oklahoma	Individual life and supplemental health insurance including juvenile and senior life coverage and Medicare Supplement marketed to middle-income Americans.	Direct response, mail, television, magazine; nationwide.

Liberty National Exclusive Agency	Liberty National Life Insurance Company Birmingham, Alabama	Individual life and supplemental health insurance marketed to middle-income families.	1,781 producing agents; 117 district offices primarily in the Southeastern U.S.

American Income Exclusive Agency	American Income Life Insurance Company Waco, Texas	Individual life and supplemental health insurance marketed to union and credit union members.	2,027 agents in the U.S., Canada, and New Zealand.

United Investors Agency	United Investors Life Insurance Company Birmingham, Alabama	Individual life insurance and annuities marketed to middle-income Americans.	Independent Agency.

Military	Liberty National Life Insurance Company Birmingham, Alabama Globe Life And Accident Insurance Company Oklahoma City, Oklahoma	Individual life insurance marketed to active and retired military officers.	Independent Agency through career agents nationwide.

United American Independent Agency and Branch Office Agency	United American Insurance Company McKinney, Texas	Limited-benefit supplemental health coverage to people under age 65, Medicare Supplement coverage to Medicare beneficiaries and, to a lesser extent, life insurance.	27,509 independent agents in the U.S. and Canada; 2,166 exclusive producing agents in 99 branch offices.

Additional information concerning industry segments may be found in Management’s Discussion and Analysis and in Note 13—Business Segments in the Notes to the Consolidated Financial Statements.

Insurance

Life Insurance

Torchmark’s insurance subsidiaries write a variety of nonparticipating ordinary life insurance products. These include traditional and interest sensitive whole-life insurance, term life insurance, and other life insurance. The following table presents selected information about Torchmark’s life products.

	(Amounts in thousands)

	Annualized Premium in Force
	2005	2004	2003
Whole life:
Traditional	$911,444	$848,405	$817,454
Interest-sensitive	128,409	162,694	138,676
Term	492,409	473,061	459,135
Other	45,373	39,175	34,025

	$1,577,635	$1,523,335	$1,449,290

The distribution methods for life insurance products include sales by direct response, exclusive agents and independent agents. These methods are discussed in more depth under the heading Marketing. The following table presents life annualized premium in force by distribution method.

	(Amounts in thousands)

	Annualized Premium in Force
	2005	2004	2003
Direct response	$472,733	$442,997	$404,963
Exclusive Agents:
American Income	403,333	376,595	346,982
Liberty National	318,435	317,897	321,176
United American	17,315	18,829	19,715
Military	205,485	198,601	179,027
Independent Agents:
United American	44,819	50,975	56,891
Other	115,515	117,441	120,536

	$1,577,635	$1,523,335	$1,449,290

Health insurance

Torchmark offers supplemental limited-benefit health insurance products that include hospital/surgical plans, cancer, and accident plans sold to individuals under age 65. These policies are designed to supplement health coverage that applicants already own or to provide affordable, limited-benefit coverage to individuals without access to more comprehensive coverage. Medicare Supplements are also offered to enrollees in the traditional fee-for-service Medicare program. All Medicare Supplement plans are standardized by Federal regulation and are designed to pay deductibles and co-payments not paid by Medicare. Late in 2005, the Company began marketing a new Medicare Part D prescription drug policy for which coverage began in 2006.

Health plans are offered through the Company’s exclusive and independent agents and direct response, with the United American agencies being the leading writers in the three-year period ended December 31, 2005, selling predominantly hospital/surgical plans. As shown in the charts below, net sales of limited-benefit plans exceeded net sales of Medicare Supplements in all years of the three-year-period ended December 31, 2005, but Medicare Supplement premium in force exceeded that of limited-benefit plans during each year of the same period. These data reflect the change in product mix being sold from predominantly Medicare Supplements in years preceding 2003 to predominantly limited-benefit plans in the more current period.

The following table presents health insurance net sales information for the three years ended December 31, 2005 by product category.

	(Amounts in thousands) Net Sales
	2005		2004		2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Limited-benefit plans	$146,193	79	$147,290	74	$125,121	65
Medicare Supplement	39,328	21	52,624	26	67,601	35

Total Health	$185,521	100	$199,914	100	$192,722	100

The following table presents supplemental health annualized premium information for the three years ended December 31, 2005 by product category.

	(Amounts in thousands) Annualized Premium in Force
	2005		2004		2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Limited-benefit plans	$434,742	42	$414,223	39	$376,939	65
Medicare Supplement	591,668	58	642,228	61	687,489	35

Total Health	$1,026,410	100	$1,056,451	100	$1,064,428	100

The number of individual health policies in force was 1.70 million, 1.64 million, and 1.62 million at December 31, 2005, 2004, and 2003, respectively.

The following table presents supplemental health annualized premium in force for the three years ended December 31, 2005 by marketing (distribution) method.

	(Amounts in thousands)

	Annualized Premium in Force
	2005	2004	2003
Direct response	$39,446	$36,550	$33,256
Exclusive agents:
Liberty National	145,341	165,445	172,106
American Income	60,747	58,550	55,421
United American	337,175	324,467	322,428
Independent agents:
United American	443,701	471,439	481,217

	$1,026,410	$1,056,451	$1,064,428

Annuities

Annuity products offered include single-premium deferred annuities, flexible-premium deferred annuities, and variable annuities. In recent years Torchmark has deemphasized the marketing of annuity products, and annuities in 2005 comprise less than 1% of premium income and less than 3% of insurance underwriting margin.

Pricing

Premium rates for life and health insurance products are established using assumptions as to future mortality, morbidity, persistency, and expenses, all of which are generally based on Company experience and on projected investment earnings. Revenues for individual life and health insurance products are primarily derived from premium income, and, to a lesser extent, through policy charges to the policyholder account values on certain individual life products. Profitability is affected to the extent actual experience deviates from the assumptions made in pricing and to the extent investment income varies from that which is required for policy reserves.

Collections for annuity products and certain life products are not recognized as revenues but are added to policyholder account values. Revenues from these products are derived from charges to the account balances for insurance risk and administrative costs. Profits are earned to the extent these revenues exceed actual costs. Profits are also earned from investment income on the deposits invested in excess of the amounts credited to policyholder accounts.

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

Reserves

The life insurance policy reserves reflected in Torchmark’s financial statements as future policy benefits are calculated based on generally accepted accounting principles (GAAP). These reserves, with premiums to be received in the future and the interest thereon compounded annually at assumed rates, must be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and persistency assumptions used in the calculations of reserves are based on company experience. Similar reserves are held on most of the health policies written by Torchmark’s insurance subsidiaries, since these policies generally are issued on a guaranteed-renewable basis. A list of the assumptions used in the calculation of Torchmark’s reserves are reported in the financial statements (See Note 5—Future Policy Benefit Reserves in the Notes to the Consolidated Financial Statements). Reserves for annuity products and certain life products consist of the policyholders’ account values and are increased by policyholder deposits and interest credited and are decreased by policy charges and benefit payments.

Investments

The nature, quality, and percentage mix of insurance company investments are regulated by state laws that generally permit investments in qualified municipal, state, and federal government obligations, corporate bonds, preferred and common stock, real estate, and mortgages where the value of the underlying real estate exceeds the amount of the loan. The investments of Torchmark insurance subsidiaries consist predominantly of high-quality, investment-grade securities. Fixed maturities represented 94% of total investments at December 31, 2005. (See Note 3—Investments in the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis.)

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

Management believes Torchmark companies operate at lower policy acquisition and administrative expense levels than peer companies. This allows Torchmark to have competitive rates while maintaining higher underwriting margins.

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

Personnel

At the end of 2005, Torchmark had 2,169 employees and 2,361 licensed employees under sales contracts.

Item 1A. Risk Factors

Product marketplace and operational risks:

The insurance industry is a mature, regulated industry, populated by many firms. Torchmark operates in the life and health insurance sections of the insurance industry, each with its own set of risks.

Life Insurance marketplace risk:

The life insurance industry is highly competitive and could limit Torchmark’s ability to gain or maintain market share.    Competition by product price and for market share is generally strong in the life insurance industry, but is less so in Torchmark’s life insurance niche markets. In recent years, most life insurers have targeted the smaller, highly competitive, higher-income market by offering asset accumulation products. Torchmark’s market has remained the middle income market, offering individually-sold protection life insurance, which is less competitive because the market is larger with fewer competing insurers and with less price sensitivity than the higher income, asset accumulation marketplace.

Torchmark’s life insurance markets are subject to risks of general economic conditions.     Because Torchmark serves the middle income market for individual protection life insurance, competition is primarily from alternative uses of the customer’s disposable income. In times of economic downturns that affect employment levels, potential customers may be less likely to buy policies and policyholders may fail to pay premiums.

Torchmark’s life products are sold in selected niche markets. The Company is at risk should any of these markets diminish.    Torchmark has two life distribution channels that focus on distinct market niches; labor union members and military officers. While both of these markets are known to have strong sales affinity, the contraction of the size of either market could adversely affect sales. In addition, because the military-focused agency is independent and uses other life insurance underwriters in addition to Torchmark, Torchmark has little control over marketing strategies of that agency, which could result in less-than favorable sales results for Torchmark.

The development and maintenance of Torchmark’s various distribution systems are critical to growth in product sales.    Because the Company’s life insurance sales are primarily made to individuals, rather than groups, and the face amounts sold are lower than that of policies sold in the higher income market, the development, maintenance and retention of adequate numbers of producing agents and direct response systems to support growth of sales in this market is critical. For agents, adequate compensation that is competitive with other employment opportunities, and that also motivates them to increase sales is very important. In direct response, continuous development of new offerings and cost efficiency are key. Less than optimum execution of these strategies will in time lead to less than optimum growth in sales and ultimately in profits.

Health Insurance marketplace risk:

Congress could make changes to the Medicare program which could impact Torchmark’s Medicare Supplement business.    Medicare Supplement insurance constitutes a significant portion of Torchmark’s in force health insurance business. Because of increasing medical cost inflation and concerns about the solvency of the Medicare program, it is likely that changes will be made to the Medicare program by Congress from time to time. These changes could have either a positive or negative effect on that business.

Torchmark’s Medicare Supplement business could be negatively affected by alternative healthcare providers.    The Medicare Supplement business is impacted by market trends in the senior-aged health care industry that provide alternative traditional Medicare, such as health maintenance organizations (HMOs) and other managed care or private plans. The success of these alternative businesses could negatively affect the sales and premium growth of traditional Medicare supplement insurance.

Torchmark’s Medicare Supplement business is subject to intense competition primarily on the basis of price which could restrict future sales.    In recent years, price competition in the traditional Medicare supplement market has been significant, characterized by some insurers who have been willing to earn very small profit margins or to under price new sales in order to gain market share in the short term. Torchmark believes these practices are not in the best interest of the Company or consumers and has elected not to compete on those terms, which has negatively affected sales. Should these industry practices continue, it is likely that Torchmark’s sales of this health product will remain depressed.

Torchmark’s health business is at risk in the event of government-sponsored under-age-65 health insurance.    Currently, Torchmark’s leading health sales are from limited benefit products sold to people under age 65. These products are in demand when buyers are either self employed or their employers offer limited or no health insurance to employees. If in the future the government offers comprehensive health care to people under age 65, demand for this product would likely decline. Given the high cost and political challenges of such a program, Torchmark believes this is a low-level risk in the foreseeable future.

Changes in mortality, economic conditions, or other market conditions could significantly affect our operation and profitability.    The Company’s insurance contracts are affected by the levels of mortality, morbidity, persistency, and healthcare utilization that we experience. The resulting levels that occur may be significantly different from the levels assumed when premium rates were first set. Significant variations in these levels could negatively affect profit margins and income. However, the Company’s actuaries continually test expected to actual results.

Torchmark’s ability to pay dividends or service any of its debt or preferred securities is limited by the amounts its subsidiaries are able to pay to the holding company.    Torchmark’s insurance company subsidiaries, its principal sources of cash flow, periodically declare and distribute dividends on their common stock and preferred stock held by Torchmark, the holding company. Torchmark’s ability to pay dividends on its common stock, principal and interest on any debt security, or dividends on any preferred stock security is affected by the ability of its subsidiaries to pay the holding company these dividends. The insurance company subsidiaries are subject to various state statutory and regulatory restrictions, applicable to insurance companies, that limit the amount of cash dividends, loans, and advances that those subsidiaries may pay to the holding company. For example, under certain state insurance laws, an insurance company generally may pay dividends only out of its unassigned surplus as reflected in its statutory financial statements filed in that state. Additionally, dividends paid by insurance subsidiaries are generally limited to the greater of statutory net gain from operations, excluding capital gains and losses, or 10% of statutory surplus without regulatory approval.

Torchmark can give no assurance that more stringent restrictions will not be adopted from time to time by states in which its insurance subsidiaries are domiciled, which could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to Torchmark by its subsidiaries. Additionally, the inability to obtain approval of the previously mentioned premium rate increases in a timely manner from state insurance regulatory authorities could adversely impact the profitability, and thus the ability of Torchmark’s insurance subsidiaries to declare and distribute dividends.

A ratings downgrade could negatively affect Torchmark’s ability to compete.    Ratings are an important factor in Torchmark’s competitive position. Rating organizations periodically review the financial performance and condition of insurers, including the Company’s insurance subsidiaries. While ratings are less important in the middle-income market than in markets focused on higher incomes or the group market, a downgrade in the ratings of Torchmark’s insurance subsidiaries could negatively affect the ability of the subsidiaries to market their products.

Rating organizations assign ratings based upon several factors. While most of the considered factors relate to the rated company, some of the factors relate to general economic conditions and circumstances outside of the Company’s control.

Investment Risk:

The Company’s investments are subject to market risks.    Torchmark’s invested assets are subject to the customary risks of defaults and changes in market values. Factors that may affect the default rates and market values of invested assets include interest rate levels, financial market performance, and general economic conditions, as well as particular circumstances affecting the businesses of individual issuers. Significant increases in interest rates could cause a material temporary decline in the fair value of the fixed investment portfolio, reflecting unrealized fair value losses. This risk is mitigated by Torchmark’s operating strategy to generally hold investments to maturity recognizing the long-term nature of its offsetting life policy reserve liabilities and by Torchmark’s strong operating cash flow that greatly diminishes the need to liquidate investments prior to maturity. Individual investments are also subject to impairment and write-down, due to adverse factors affecting that investment’s particular issuer, business, or industry.

A decline in interest rates could negatively affect income.    Declines in interest rates expose insurance companies to the risk of not earning anticipated spreads between the interest rate earned on investments and the crediting rates paid on outstanding policies. While Torchmark attempts to manage its investments to preserve the excess investment income spread, the Company can give no assurance that a significant and persistent decline in interest rates will not materially affect such spreads.

Significant decreases in interest rates could result in calls by issuers of investments, where such features are available to issuers. These calls could result in a decline in the Company’s investment income as reinvestment of these proceeds would be at the prevailing lower rates.

Regulatory risk:

Regulatory changes could adversely affect our business.    Insurance companies are subject to government regulation in each of the states in which they conduct business. State agencies have broad administrative power over many aspects of the insurance business, which may include premium rates, marketing practices, advertising, licensing agents, policy forms, capital adequacy, and permitted investments. Government regulators are concerned primarily with the protection of policyholders rather than our shareholders. Insurance laws, regulations, and policies currently affecting Torchmark and its subsidiaries may change at any time, possibly having an adverse effect on its business. Furthermore, The Company cannot predict the timing or form of any future regulatory initiatives.

Changes in taxation could negatively affect our income.    Changes in the way the insurance industry is taxed or increases in tax rates could increase the Company’s tax burden and negatively affect its income.

Litigation risk:

Litigation could result in substantial judgments against the Company or its subsidiaries.    A number of civil jury verdicts have been returned against insurers in the jurisdictions in which Torchmark does business involving the insurers’ sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. These lawsuits have resulted in the award of substantial judgments against insurers that are disproportionate to the actual damages, including material amounts of punitive damages. In some states, including Alabama, juries have substantial discretion in awarding punitive damages. This discretion creates the potential for unpredictable material adverse judgments in any given punitive damages suit. Torchmark, like other insurers, is involved in this type of litigation from time to time in the ordinary course of business. The outcome of any such litigation cannot be predicted with certainty.

Natural disaster risk:

Torchmark’s business is subject to risk of a catastrophic event.    The marketplaces of Torchmark’s major subsidiaries are national in scope for all but one, which is multi-state. Because the Company’s insurance policies in force are relatively low-face amounts issued to large numbers of policyholders, the likelihood that a large portion of the Company’s policyholder base would be affected by a natural disaster is further diluted. As a result, it is unlikely that even a major natural disaster covering hundreds of miles would disrupt the marketing and premium collection in more than a small portion of Torchmark’s markets. In addition, the administration of the four leading subsidiaries is conducted in three distant locations that allow the company to take advantage of those distances to plan back-up administrative support for any one of the subsidiaries in the event of disaster. The Company also has outside contracts for off-site backup information systems and record keeping in the event of a disaster.

Item 1B. Disclosure of Unresolved Staff Comments

As of December 31, 2005, Torchmark had no unresolved staff comments.

Item 2.    Real Estate

Torchmark, through its subsidiaries, owns or leases buildings that are used in the normal course of business. Liberty owns a 487,000 square foot building in Birmingham, Alabama which currently serves as Liberty’s, United Investors’, and Torchmark’s home office. Approximately 160,000 square feet of this building is leased or available for lease to unrelated tenants by Liberty. Liberty also operates from 48 company-owned district offices used for agency sales personnel.

United American owns and is the sole occupant of a 140,000 square foot facility, located in McKinney, Texas (a north Dallas suburb).

Globe owns a 300,000 square foot office building in Oklahoma City, Oklahoma of which Globe occupies 56,000 square feet as its home office and the remaining space is either leased or available for lease. Globe also owns an 80,000 square foot office building in Oklahoma City. Further, Globe owns a 112,000 square foot facility located in Oklahoma City which houses the Globe direct response operation.

American Income owns and is the sole occupant of an office building located in Waco, Texas. The building is a two-story structure containing approximately 72,000 square feet of usable floor space. American Income also owns a 43,000 square foot facility located in Waco which houses the American Income direct response operation.

Liberty and Globe also lease district office space for their agency sales personnel.

Torchmark believes that its owned and leased properties are suitable and adequate for its current business operations.

Item 3.    Legal Proceedings

Torchmark and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims involving tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark’s subsidiaries, employment discrimination, and miscellaneous other causes of action. A number of such actions involving Torchmark’s subsidiary Liberty also names Torchmark as a defendant. Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, management does not believe that such litigation will have a material adverse effect on Torchmark’s financial condition, future operating results or liquidity; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future. This bespeaks caution, particularly in states with reputations for high punitive damage verdicts such as Alabama and Mississippi.

Many of these lawsuits involve claims for punitive damages in state courts of Alabama and Mississippi. Torchmark’s management recognizes that large punitive damage awards continue to occur bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly Alabama and Mississippi, creating the potential for unpredictable material adverse judgments in any given punitive damage suit. As of December 31, 2005, Liberty was a party to approximately 76 active lawsuits (which included no employment-related cases and excluded interpleaders), 61 of which were Alabama proceedings and 4 of which were Mississippi proceedings in which punitive damages were sought.

As previously reported in Forms 10-K and Forms 10-Q, Liberty National Life Insurance Company is a party to a number of lawsuits (both a large number of lawsuits brought by individual plaintiffs and class action litigation with extremely broad class periods and relief sought) involving allegations of racially discriminatory pricing in the sale of insurance to African Americans prior to 1966. The litigation began with the December 8, 1999 filing of Moore v. Liberty National Life Insurance Company, Case No. CV-99-BU-3262-S in the U.S. District Court for the Northern District of Alabama. Over 29 race-distinct mortality cases with approximately 2,000 named plaintiffs have been consolidated with the Moore case

(Master Case No. 2:02-CV-02741-UWC) and are pending in the U.S. District Court for the Northern District of Alabama, with one pending Alabama Circuit Court case (Baldwin v. Liberty National Life Insurance Company, Case No. CV-00-684) stayed pending a disposition of the Moore case.

The previously-reported December 5, 2005 trial date fixed by the U.S. District Court for Moore was reset by that Court to January 18, 2006. On January 18, 2006, all parties to Moore submitted a Joint Motion for Preliminary Approval of Settlement and a Stipulation and Agreement of Compromise and Settlement in that case to the District Court. After a hearing, the District Court entered an Order Preliminarily Approving Proposed Settlement on January 25, 2006. In the Order, the District Court preliminarily approved the Proposed Settlement Agreement; conditionally certified a settlement class defined as “All black Americans who have (or had at the time of the policy’s termination) an ownership or other legal interest in an industrial life insurance policy or burial policy issued by Liberty National Life Insurance Company, or one of its former subsidiaries, Service Insurance Company of Alabama, or Burial Service Insurance Company of Alabama on or before January 10, 1966, at a higher rate than similar plans offered to similarly situated white Americans”; certified the class representatives and class counsel; found that the claims in the case were primarily equitable and that the primary relief under the proposed Settlement was injunctive and equitable, with incidental monetary relief in the form of restitution not to exceed $6 million in the aggregate; approved and directed the giving of notice to class members in the manner and form set out in the Proposed Settlement Agreement beginning February 3, 2006; and fixed March 31, 2006 as the date for the fairness hearing. Pursuant to the Order, Liberty commenced dissemination of notice to class members on February 3, 2006. If approved, the Settlement will substantially resolve all class action issues in race-distinct pricing litigation at Liberty, except for certain consolidated individual claims for mental anguish and punitive damages previously asserted by approximately 2,000 individual plaintiffs, which claims are expressly excluded from the proposed Settlement. The Company intends to vigorously defend those claims. Additional information regarding the race-distinct mortality/dual pricing litigation can be found in the Company’s prior Forms 10-K and Forms 10-Q.

As previously reported in Form 10-Q, United American Insurance Company has been named as a defendant in purported class action litigation filed on September 16, 2004, in the Circuit Court of Saline County, Arkansas on behalf of the Arkansas purchasers of association group health insurance policies or certificates issued by United American through Heartland Alliance of America Association and Farm & Ranch Healthcare, Inc. (Smith and Ivie v. Collingsworth, et al., CV2004-742-2). The plaintiffs assert claims for fraudulent concealment, breach of contract, common law liability for non-disclosure, breach of fiduciary duties, civil conspiracy, unjust enrichment, violation of the Arkansas Deceptive Trade Practices Act, and violation of Arkansas law and the rules and regulations of the Arkansas Insurance Department. Declaratory, injunctive and equitable relief, as well as actual and punitive damages are sought by the plaintiffs. United American removed the case from the Saline County Circuit Court to the U.S. District Court for the Eastern District of Arkansas, but the District Court ordered the case back to the Circuit Court on December 21, 2005. The U.S. Circuit Court of Appeals for the Eighth Circuit denied United American’s petition for permission to appeal the District Court’s decision on January 25, 2006.

Liberty National Life Insurance Company and an unrelated Glendale, California mortuary were named as defendants in a purported class action litigation filed December 8, 2005 in the Superior Court for Los Angeles County, California (Gibson v. Liberty National Life Insurance Company, Case No. BC344178) on behalf of California holders of certain funeral services insurance policies. The plaintiff in Gibson asserts claims for breach of contractual duty to pay a covered claim under a funeral services insurance policy, breach of the implied obligation of good faith and fair dealing by unreasonably failing to pay and/or delaying payments of insurance benefits, fraud, negligent misrepresentation, and unfair business practices in violation of California Business and Professions Code Section 17000 et seq. The plaintiff is seeking unspecified compensatory and general damages, exemplary damages, injunctive and declaratory relief and attorneys’ fees and costs.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2005.

PART II

Item 5.    Market for Registrant’s Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The principal market in which Torchmark’s common stock is traded is the New York Stock Exchange. There were 5,012 shareholders of record on December 31, 2005, excluding shareholder accounts held in nominee form. Information concerning restrictions on the ability of Torchmark’s subsidiaries to transfer funds to Torchmark in the form of cash dividends is set forth in Note 11—Shareholders’ Equity in the Notes to the Consolidated Financial Statements. The market prices and cash dividends paid by calendar quarter for the past two years are as follows:

		2005 Market Price		Dividends Per Share
Quarter		High	Low
1		$56.78	$50.82	$.11
2		54.77	50.42	.11
3		53.18	50.90	.11
4		55.88	51.80	.11
Year-end closing price	$55.60
		2004 Market Price		Dividends Per Share
Quarter		High	Low
1		$53.79	$45.11	$.11
2		54.95	49.55	.11
3		53.87	50.36	.11
4		57.51	49.69	.11
Year-end closing price	$57.14

(c)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2005	990	$52.179	0
November 1-30, 2005	125,421	53.019	119,195
December 1-31, 2005	108,280	55.327	92,835

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

Item 6.    Selected Financial Data

The following information should be read in conjunction with Torchmark’s Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:

(Amounts in thousands except per share and percentage data)

Year ended December 31,	2005	2004	2003	2002	2001
Premium revenue:
Life	$1,468,288	$1,395,490	$1,310,373	$1,220,688	$1,144,499
Health	1,014,857	1,048,666	1,034,031	1,019,120	1,010,753
Other	24,929	27,744	31,379	39,225	59,917
Total	2,508,074	2,471,900	2,375,783	2,279,033	2,215,169
Net investment income	603,068	577,035	557,670	518,978	491,880
Realized investment gains (losses)	280	22,216	(3,274)	(38,722)	(1,255)
Total revenue	3,125,910	3,071,542	2,930,998	2,761,409	2,708,269
Net income from continuing operations	495,390	475,718	430,141	383,433	386,377
Net income	495,390	468,555	430,141	383,433	356,513
Per common share:
Basic earnings:
Net income from continuing operations	4.73	4.32	3.75	3.19	3.09
Net income	4.73	4.26	3.75	3.19	2.85
Diluted earnings:
Net income from continuing operations	4.68	4.25	3.73	3.18	3.07
Net income	4.68	4.19	3.73	3.18	2.83
Cash dividends paid	0.44	0.44	0.38	0.36	0.36
Basic average shares outstanding	104,735	110,106	114,837	120,259	125,135
Diluted average shares outstanding	105,751	111,908	115,377	120,669	125,861

As of December 31,	2005	2004	2003	2002	2001
Cash and invested assets	$9,410,695	$9,243,090	$8,702,398	$7,790,930	$7,108,086
Total assets	14,768,903	14,252,184	13,465,525	12,365,361	12,432,792
Short-term debt	381,505	170,354	182,448	201,479	204,037
Long-term debt(1)	507,902	694,685	698,042	700,630	685,348
Shareholders’ equity	3,432,768	3,419,844	3,240,099	2,851,453	2,497,127
Per diluted share	32.91	31.07	28.45	24.04	20.24
Effect of SFAS 115 on diluted equity per share(2)	2.50	3.62	3.39	1.58	(0.01)
Annualized premium in force:
Life	1,577,635	1,523,335	1,449,290	1,343,156	1,257,413
Health	1,026,410	1,056,451	1,064,428	1,030,482	1,042,643
Total	2,604,045	2,579,786	2,513,718	2,373,638	2,300,056
Basic shares outstanding	103,569	107,944	112,715	118,267	122,888
Diluted shares outstanding	104,303	110,075	113,887	118,598	123,354

(1)	Includes 7 3/4% Junior Subordinated Debentures reported as “Due to affiliates” on the Consolidated Balance Sheets at each year end in the amount of $154.6 million.
(2)	SFAS 115 is an accounting rule requiring fixed maturities to be revalued at fair value each period. The effect of SFAS 115 on diluted equity per share reflects the amount added or (deducted) under SFAS 115 to produce GAAP Shareholders’ equity per share. Please see the explanation and discussion under the caption Capital Resources in Management’s Discussion and Analysis in this report concerning the effect this rule has on Torchmark’s equity.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Selected Financial Data and Torchmark’s Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

How Torchmark Views Its Operations:    Torchmark is the holding company for a group of insurance companies which market primarily individual life and supplemental health insurance, and to a limited extent annuities, to middle income households throughout the United States. Torchmark views its operations by segments, which are the major insurance product lines of life, health, and annuities, and the investment segment that supports the product lines. Segments are aligned based on their common characteristics, comparability of the profit margins, and management techniques used to operate each segment.

Insurance Product Line Segments.    As fully described in Note 13—Business Segments in the Notes to the Consolidated Financial Statements, the product line segments involve the marketing, underwriting, and benefit administration of policies. Each product line is further segmented by the various distribution units that market the insurance policies. Each distribution unit operates in a niche market offering insurance products designed for that particular market. Whether analyzing profitability of a segment as a whole, or the individual distribution units within the segment, the measure of profitability used by management is the underwriting margin, which is:

Premium revenue

Less:

    Policy obligations

    Policy acquisition costs

Investment Segment.    The investment segment involves the management of Torchmark’s capital resources, including investments and the management of corporate debt and liquidity. Torchmark’s measure of profitability for the investment segment is excess investment income, which is:

Net investment income

Less:

    Interest credited to net policy liabilities

    Financing costs

The tables in Note 13—Business Segments reconcile Torchmark’s revenues and expenses by segment to its major income statement line items for each of the years in the three-year period ending December 31, 2005. Additionally, this Note provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles to Torchmark’s net income. That summary is reproduced below from the Consolidated Financial Statements to present Torchmark’s overall operations in the manner that management uses to manage the business.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	For the Year			2005 Change		2004 Change
	2005	2004	2003	Amount	%	Amount	%
Life insurance	$381,648	$352,177	$324,334	$29,471	8	$27,843	9
Health insurance	177,179	174,582	164,364	2,597	1	10,218	6
Annuity	12,580	13,964	11,824	(1,384)	(10)	2,140	18
Other insurance:
Other income	2,366	1,833	2,582	533	29	(749)	(29)
Administrative expense	(147,681)	(141,620)	(131,314)	(6,061)	4	(10,306)	8
Investment	324,238	330,543	317,606	(6,305)	(2)	12,937	4
Corporate and adjustments	(9,660)	(9,575)	(10,234)	(85)	1	659	(6)

Pretax total	740,670	721,904	679,162	18,766	3	42,742	6
Applicable taxes	(255,165)	(248,472)	(232,779)	(6,693)	3	(15,693)	7

After-tax total	485,505	473,432	446,383	12,073	3	27,049	6
Remove interest-rate swap benefit (after tax) from Investment Segment	(4,805)	(15,157)	(17,099)	10,352		1,942
Realized gains (losses) (after tax)*	25	14,440	(2,129)	(14,415)		16,569
Tax settlements	15,989	-0-	-0-	15,989		-0-
Net litigation settlements (after tax)	(955)	-0-	-0-	(955)		-0-
Retiring executive option term extension (after tax)	(369)	-0-	-0-	(369)		-0-
Interest on tax settlements (after tax)	-0-	-0-	3,511	-0-		(3,511)
Loss on sale of airplane (after tax)	-0-	-0-	(525)	-0-		525
Tax refund (after tax)	-0-	3,003	-0-	(3,003)		3,003
Change in accounting principle (after tax)	-0-	(7,163)	-0-	7,163		(7,163)

Net income	$495,390	$468,555	$430,141	$26,835	6	$38,414	9

*	See the discussion of Realized Gains and Losses in this report.

Torchmark’s operations on a segment-by-segment basis are discussed in depth under the appropriate captions following in this report.

Summary of Operations:    Torchmark’s net income increased 6% or $27 million to $495 million in 2005, and 9% or $38 million to $469 million in 2004. The growth in earnings in both periods came primarily from the life insurance segment, although the investment and health segments contributed significantly in 2004. Health margins improved in 2004, but were relatively flat in 2005. Excess investment income declined for the first time in ten years in 2005, compressed by a flattening yield curve in that year.

The life insurance segment added $29 million to the 2005 increase in pretax earnings, and $28 million to the 2004 increase. The 2005 growth in life insurance resulted from margin improvements and 5% premium growth, although there was a decline in sales volume. Growth in 2004 was also a result of increases in premium income and margins. Life insurance segment results are discussed further under the caption Life Insurance.

Pretax health profits rose 6% in 2004 to $175 million but rose 1% in 2005 to $177 million. Health premium declined 3% in 2005, as competition in Torchmark’s Medicare Supplement business has continued to dampen health sales. Health premium income rose 1% in 2004. Premium collected in the first policy year rose 13% in 2004, but declined 11% in 2005. Health underwriting margin was flat in 2005 after having improved in 2004. The 2004 improvements were largely a result of reductions in loss ratios on a closed block of cancer business. This block had contributed to declines in margins in recent years prior to 2004. See the discussion under Health Insurance for a more detailed discussion of health insurance results.

Torchmark has previously stated that it offers annuities, but does not plan to emphasize annuity products, favoring life insurance instead. See the caption Annuities for further discussion.

The investment segment’s pretax profitability declined $6 million in 2005 after increasing $13 million in 2004 and $26 million in 2003. The low long-term interest rates available for new investments since 2002 have caused Torchmark’s average portfolio yield to decline in each successive year, restricting growth in net investment income and excess investment income. Yields on new fixed-maturity investments have been lower than the average portfolio yield since January 1, 2003. In 2005 and late 2004, excess investment income was further compressed as short-term rates rose with no meaningful change in long-term rates. The increase in short-term rates caused short-term financing costs to increase and the income spread on Torchmark’s fixed-to-variable interest-rate swaps to narrow. See the analysis of excess investment income and investment activities under the caption Investments for a more detailed discussion.

Total revenues rose 2% in 2005 to $3.1 billion. In 2004, total revenues increased 5% to $3.07 billion from $2.93 billion in 2003. The life premium increase was the primary contributor to revenue growth in both periods, although net investment income also contributed to the revenue growth in both periods.

In 2005, Torchmark had immaterial after-tax realized investment gains compared with gains of $14 million in 2004 and losses of $2 million in 2003. Under the caption Realized Gains and Losses in this report, Torchmark presents a complete analysis and discussion of its realized gains and losses. Also, as explained in Note 13—Business Segments in the Notes to the Consolidated Financial Statements, Torchmark management does not consider realized gains and losses to be a component of its core insurance operations or its operating segments. However, they can have a material positive or negative impact on net income.

In each of the years 2003 through 2005, Torchmark’s net income was affected by certain significant, unusual, and nonrecurring nonoperating items. Torchmark management does not view these items as components of its core operating results because they are not indicative of past performance or future prospects of the insurance operations. A discussion of these items follows.

In 2005, Torchmark recorded an after-tax charge of $955 thousand ($1.5 million pretax) pertaining to litigation. This litigation involved net settlements after expenses primarily in three significant legal matters: Torchmark’s race-distinct mortality/dual-pricing litigation, its class-action cancer case, and the Waddell & Reed litigation. All of these cases relate to litigation arising many years ago and are not considered by management to relate to Torchmark’s current operations. Of this pre-tax amount, $13.5 million is recorded as “Other income” and $15 million is recorded as “Other operating expense” in the 2005 Consolidated Statement of Operations. For more information on these litigation items, see Note 14—Commitments and Contingencies in the Notes to Consolidated Financial Statements. Also in 2005, Torchmark recorded a $16 million settlement benefit from an Internal Revenue Service examination covering several years. More information on this tax settlement is provided in Note 8—Income Taxes in the Notes to the Consolidated Financial Statements. Additionally, a noncash after-tax charge of $369 thousand was recorded as a result of the extension in the term of a previously granted stock option for a senior officer upon retirement. The option extension expense was recorded as administrative expense in the 2005 Consolidated Statement of Operations. The tax settlement reduced tax expense.

As of January 1, 2004, Torchmark adopted Statement of Position 03-1 (SOP 03-1), an accounting rule concerning guaranteed minimum policy benefits on variable annuities. The adoption of this standard resulted in a one-time after-tax charge of $7.2 million recorded as a change in accounting principle. Also, during 2004, Torchmark received a refund of state income taxes in the amount of $3.0 million, after Federal tax. This refund resulted from the settlement of certain state tax issues concerning a discontinued operation in the mid-1990s. The refund reduced income tax expense in the 2004 Consolidated Statement of Operations.

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

Torchmark has in place an ongoing share repurchase program which began in 1986 and was reaffirmed at its July 28, 2005 Board of Director’s meeting. With no specified authorization amount, management determines the amount of repurchases based on the amount of the Company’s excess cash flow, general market conditions, and other alternative uses. The majority of these purchases are made from excess operating cash flow when market prices are favorable. Additionally, when stock options are exercised, proceeds from these exercises and the Company’s tax benefit are used to repurchase additional shares on the open market to minimize dilution as a result of the option exercises. The following chart summarizes share purchase activity for each of the three years ended December 31, 2005.

Analysis of Share Purchases

(Amounts in thousands)

	2005		2004		2003
Purchases	Shares	Amount	Shares	Amount	Shares	Amount
Excess cash flow	5,647	$300,134	5,221	$268,310	5,902	$225,273
Option proceeds*	4,655	254,812	314	16,916	0	0

Total	10,302	$554,946	5,534	$285,226	5,902	$225,273

*	In 2005, 4.5 million shares at a cost of $248 million related to the option restoration program more fully discussed under the caption Capital Resources.

Throughout the remainder of this discussion, share purchases refer only to those made from excess cash flow.

A discussion of each of Torchmark’s segments follows.

Life insurance.    Life insurance is Torchmark’s largest insurance segment. Its premium is also growing at a greater rate than the other insurance segments. In 2005, life premium represented 59% of total premium, compared with 56% in 2004 and 55% in 2003. Life underwriting income before other income and administrative expense represented 67% of the total in 2005, compared with 65% in both 2004 and 2003. Additionally, investments supporting the reserves for life products result in the majority of excess investment income attributable to the investment segment.

Life insurance premium rose 5% to $1.5 billion in 2005 and 6% in 2004 to $1.4 billion. Life insurance products are marketed through several distribution channels. Premium by channel for each of the last three years is as follows.

LIFE INSURANCE

Premium by Distribution Method

(Dollar amounts in thousands)

	2005		2004		2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Direct Response	$424,037	29%	$387,006	28%	$350,317	27%
American Income Exclusive Agency	380,365	26	349,686	25	314,849	24
Liberty National Exclusive Agency	302,747	21	303,965	22	304,319	23
Military Agency	199,319	13	186,555	13	166,299	13
Other Agencies	161,820	11	168,278	12	174,589	13

	$1,468,288	100%	$1,395,490	100%	$1,310,373	100%

Torchmark management uses four statistical measures as indicators of premium growth and sales over the near term: “annualized premium in force,” “annualized premium issued,” “net sales,” and “first-year collected premium.” Annualized premium in force is defined as the premium income that would be received over the following twelve months at any given date on all active policies if those policies remain in force throughout the twelve-month period. Annualized premium in force is an indicator of growth in premium revenue. Annualized premium issued (sold) is that amount of annualized premium in force added from new sales in a given period, and is an indicator of the acceleration of premium growth. Net sales is annualized premium issued, net of cancellations in the first thirty days after issue, except in the case of Direct Response where net sales is annualized premium issued at the time the first full premium is paid after any introductory offer period has expired. Management believes that net sales is a superior indicator of the rate of premium growth relative to gross annualized premium issued. First-year collected premium is defined as the premium collected during the reporting period for all policies in their first policy year. First-year collected premium takes lapses into account in the first year when lapses are more likely to occur, and thus is a useful indicator of how much new premium is expected to be added to premium income in the future. Annualized life premium in force was $1.6 billion at December 31, 2005, an increase of 4% over $1.5 billion a year earlier. Annualized life premium in force was $1.4 billion at December 31, 2003.

The following table sets forth net sales information for each of the last three years by distribution method.

LIFE INSURANCE

Net Sales by Distribution Method

(Dollar amounts in thousands)

	2005		2004		2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Direct Response	$112,240	41	$110,617	38	$97,271	32
American Income Exclusive Agency	84,270	31	87,855	30	96,942	32
Liberty National Exclusive Agency	47,088	17	49,145	17	53,525	18
Military Agency	17,571	6	27,879	9	26,886	9
Other Agencies	13,797	5	18,157	6	25,330	9

	$274,966	100	$293,653	100	$299,954	100

The table below discloses first-year collected life premium by distribution channel.

LIFE INSURANCE

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	2005		2004		2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Direct Response	$76,746	35	$74,220	31	$62,580	28
American Income Exclusive Agency	73,490	33	76,777	33	72,803	33
Liberty National Exclusive Agency	35,993	16	39,724	17	40,459	18
Military Agency	21,821	10	27,426	12	24,273	11
Other Agencies	13,883	6	17,474	7	21,521	10

	$221,933	100	$235,621	100	$221,636	100

The Direct Response Group is Torchmark’s leading writer of life insurance. Marketing is conducted primarily through direct mail, but also through co-op mailings, television and consumer magazine advertising, and direct mail solicitations endorsed by groups, unions and associations. This group markets a line of life products primarily to juveniles, their parents, and other adults over age 50. The Direct Response operation accounted for almost 29% of Torchmark’s life insurance premium during 2005, the largest of any distribution group. Life premium rose 10% in 2005 and 10% in 2004.

This group’s focus is on its juvenile life product. Not only is the juvenile market an important source of sales, but it also is a vehicle to reach the parents and grandparents of the juvenile insureds. Parents and grandparents of juvenile policyholders are more likely to respond favorably to a solicitation by Direct Response for life coverage on themselves than is the general adult population. Also, both the juveniles and their parents are low-acquisition cost targets for sales of additional coverage over time. Torchmark expects that sales to the juvenile market and their parents will continue as one of this group’s premier markets. Management believes that the Direct Response Unit is the largest U.S. writer of juvenile direct response life insurance.

While the Direct Response group experienced strong growth in sales in 2003 and 2004, as evidenced by increases in both net sales and first-year collected premium, sales growth was not as strong in 2005. Net sales rose 28% in 2003 to $97 million and 14% in 2004 to $111 million, but increased 1% in 2005 to $112 million. First year collected premium grew 24% in 2003 and 19% in 2004, but rose 3% to $77 million in 2005. It should be noted that the volumes measured by both of these indicators in 2005 exceeded comparable amounts in the two strong-growth prior periods (2003 and 2004). Due to the nature of Torchmark’s Direct Response business, the rate of sales growth can vary from year to year. However, growth in Direct Response life premium has trended upward in a relatively stable manner, and the premium growth rate has averaged an increase of 11% over the past ten years.

The American Income Exclusive Agency focuses on members of labor unions, credit unions, and other associations for its life insurance sales. It is a high profit margin business characterized by lower policy obligation ratios. Life premium for this agency rose 9% to $380 million in 2005, after having increased 11% in 2004. Net sales declined 4% in 2005 to $84 million from $88 million in 2004. Net sales were $97 million in 2003, resulting in a decrease of 9% in 2004. First-year collected premium also declined 4% in 2005, after having increased 5% in 2004 and 19% in 2003. As in the case of all of Torchmark’s agency distribution systems, continued increases in product sales are largely dependent on increases in agent count. The American Income agent count was 2,027 at December 31, 2005 compared with 2,090 a year earlier, declining 3%. The agent count declined 9% in 2004 from 2,291 at year end 2003. In its efforts to recruit new agents, Torchmark recently implemented a new incentive program to reward growth in both the recruiting of new agents and in the production of new business. Additionally, the Company continues to utilize its systematic, centralized internet recruiting program to add new agents.

The Liberty National Exclusive Agency distribution system markets its life products to primarily middle-income customers in Southeastern states, but has recently expanded into several other states. Liberty’s life premium declined slightly in both 2005 and 2004 compared with the respective prior year. Annualized life premium in force was $318 million at December 31, 2005, flat with 2004 after having declined 1% in 2004 from 2003. Life premium sales for this agency, in terms of net sales, were $47 million in 2005, representing a decrease of 4% in 2005 after having decreased 8% in 2004. First-year collected premium declined 9% in 2005 to $36 million. First-year collected premium was flat in 2004 with the prior year at $40 million.

Growth in the Liberty Agency’s sales and premium volume are highly dependent on growth in the agency force. However, this agency has experienced volatility in its agency force in the past two years. Liberty had 1,781 producing agents at year end 2005, compared with 1,638 at year end 2004, an increase of 9%. But producing agents declined approximately 15% in 2004, the primary factor in sales declines in both 2004 and 2005. In the latter part of 2003, the agent’s compensation system was restructured to not only reward production and policy persistency, but also to encourage retention of productive agents. However, the recruiting of new agents was neglected, a primary cause in the 2004 decline in agent count. In late 2004, Liberty implemented initiatives similar to those of American Income to recruit new agents, primarily through use of the internet. The 2005 increase in producing agents is believed to have resulted from these efforts. As these agents become more seasoned, they should become more productive. Management believes that the continued recruiting of new agents and the retention of productive agents are critical to growing the sales in controlled agency distribution systems. Management also expects that the increased sales from a larger and more productive agency force will lead to an acceleration in premium growth.

Liberty’s life underwriting margins have improved steadily over the past three years. As a percentage of life premium, margins rose from 22% in 2003 to 24% in 2004 and then to 26% in 2005. These margin improvements resulted primarily from the reductions in acquisition costs due to the above-mentioned revisions in agents’ compensation. Improved persistency resulting from a 2003 change in collection procedure was also a factor.

Torchmark’s Military Agency consists of a nationwide independent agency whose sales force is comprised of former military officers who sell primarily to commissioned and noncommissioned military officers and their families. This business consists of whole-life products with term insurance riders and is characterized by low lapse rates. In 2005, life premium was $199 million or 14% of Torchmark’s total life premium. Premium increased 7% in 2005 from $187 million. Premium also rose 12% in both 2004 and 2003. Annualized premium in force rose 3% in 2005 to $205 million after an increase of 11% in 2004 and 13% in 2003. Military net sales declined 37% in 2005 to $18 million. These sales rose 4% in 2004. First-year collected premium declined 20% in 2005 to $22 million after an increase in 2004 of 13%. This agency’s sales have been under pressure as it reorganizes its non-life (non-Torchmark) products. This reorganization included reduced commission rates on non-Torchmark investment products, and resulted in a loss of 30% of this agency’s producing agents appointed with Torchmark in 2005. Margins in the Military group were negatively affected by hostilities in the Middle East in all three periods, resulting in higher than expected benefits paid of $3.9 million in 2005, $4.0 million in 2004, and $1.1 million in 2003.

Torchmark’s Other Agencies consist of the United Investors Agency, the United American Independent and Branch Office Agencies, and other small miscellaneous sales agencies. The United Investors Agency is comprised of several independent agencies that concentrate on annuity business. United Investors represents approximately 5% of Torchmark’s life premium income. The loss of a significant marketing group in 2001 has had a negative impact on production in the United Investors Agency since that time. The United American Independent and Branch Office Agencies combined represented approximately 4% of Torchmark’s total life premium. Life premium income and sales for these two agencies has declined for the past three years because they focus on health insurance, with life sales being incidental.

LIFE INSURANCE

Summary of Results

(Dollar amounts in thousands)

	2005		2004		2003
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium and policy charges	$1,468,288	100	$1,395,490	100	$1,310,373	100

Policy obligations	966,093	66	919,775	66	862,775	66
Required interest on reserves	(342,305)	(23)	(318,886)	(23)	(294,670)	(23)

Net policy obligations	623,788	43	600,889	43	568,105	43
Commissions and premium taxes	76,278	5	73,006	5	75,308	6
Amortization of acquisition costs	386,574	26	369,418	27	342,626	26

Total expense	1,086,640	74	1,043,313	75	986,039	75

Insurance underwriting margin before other income and administrative expenses	$381,648	26	$352,177	25	$324,334	25

Gross margins, as indicated by insurance underwriting margin before other income and administrative expense, rose 8% in 2005 to $382 million after rising 9% in 2004. As a percentage of life insurance premium, gross margins have increased slightly each year. Improvements in life margins have resulted from several factors. The previously-mentioned changes in Liberty’s agent compensation system and premium collection method have contributed to notable increases in Liberty’s margins. Additionally, the percentage of American Income premium to total premium continues to grow, and that has caused life margins to increase because that agency’s margins are Torchmark’s highest, exceeding 30% in 2005. Direct Response margins have grown to above 25% in 2005, as it has emphasized sales of its higher-margin juvenile policy.

Health Insurance.    Health products sold by Torchmark insurance companies consist of supplemental plans that include limited benefit hospital/surgical plans, cancer, and accident plans sold to people under age 65, as well as Medicare Supplements sold to enrollees in the Federal Medicare program. Health premium represented 40% of Torchmark’s total premium income in 2005, compared with 42% in 2004 and 44% in 2003. Health underwriting margin accounted for 31% of the total, compared with 32% in 2004 and 33% in 2003. These declines in the health percentages indicate the growth in Torchmark’s life segment in relation to the health segment. The following table indicates health insurance premium income by distribution channel for each of the last three years.

HEALTH INSURANCE

Premium by Distribution Method

(Dollar amounts in thousands)

	2005		2004		2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$98,023		$96,904		$76,252
Medicare Supplement	343,650		371,415		393,687

	441,673	43%	468,319	45%	469,939	45%
United American Branch Office Agency
Limited-benefit plans	94,731		71,069		41,035
Medicare Supplement	228,036		251,210		274,982

	322,767	32	322,279	31	316,017	31
Liberty National Exclusive Agency
Limited-benefit plans	148,894		163,833		163,747
Medicare Supplement	126		148		174

	149,020	15	163,981	15	163,921	16
American Income Exclusive Agency
Limited-benefit plans	61,797		57,494		53,553
Medicare Supplement	1,826		2,025		2,216

	63,623	6	59,519	6	55,769	5
Direct Response
Limited-benefit plans	638		691		767
Medicare Supplement	37,136		33,877		27,618

	37,774	4	34,568	3	28,385	3
Total Premium
Limited-benefit plans	404,08340	40	389,991	37	335,354	32
Medicare Supplement	610,774	60	658,675	63	698,677	68

Total Health	$1,014,857	100%	$1,048,666	100%	$1,034,031	100%

Torchmark markets its supplemental health insurance products through a number of distribution channels with the two United American agencies being the market leaders. Over the past three years, Torchmark has placed greater emphasis on the sale of limited-benefit health insurance products rather than Medicare Supplement insurance as customer demand for the limited benefit hospital/surgical plans has increased, and price competition and lesser demand for Medicare Supplements has dampened sales of that product. While Medicare Supplement still remains Torchmark’s dominant health product in terms of premium income, the other limited-benefit health products have been growing rapidly in their contribution to health premium. As shown in the chart above, Medicare Supplement premium represented 60% of total health premium in 2005, but has declined steadily as a percentage of total health premium in each successive year. Accordingly, limited-benefit health products have increased as a percentage of total health premium each year during the same period.

The following table presents net sales by distribution method for the last three years.

HEALTH INSURANCE

Net Sales by Distribution Method

(Dollar amounts in thousands)

	2005		2004		2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$42,753		$60,910		$58,181
Medicare Supplement	15,813		24,611		27,257

	58,566	32%	85,521	43%	85,438	44%
United American Branch Office Agency
Limited-benefit plans	78,137		61,881		43,939
Medicare Supplement	17,953		20,836		27,268

	96,090	52	82,717	41	71,207	37
Liberty National Exclusive Agency
Limited-benefit plans	13,218		12,426		10,995
Medicare Supplement	330		430		530

	13,548	7	12,856	7	11,525	6
American Income Exclusive Agency
Limited-benefit plans	11,347		12,072		12,004
Medicare Supplement	0		0		0

	11,347	6	12,072	6	12,004	6
Direct Response
Limited-benefit plans	738		1		2
Medicare Supplement	5,232		6,747		12,546

	5,970	3	6,748	3	12,548	7
Total Net Sales
Limited-benefit plans	146,193	79	147,290	74	125,121	65
Medicare Supplement	39,328	21	52,624	26	67,601	35

Total Health	$185,521	100.0%	$199,914	100%	$192,722	100%

The following table discloses first-year collected health premium by distribution method.

HEALTH INSURANCE

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	2005		2004		2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$34,498		$44,168		$37,309
Medicare Supplement	16,834		24,748		25,187

	51,332	35%	68,916	42%	62,496	43%
United American Branch Office Agency
Limited-benefit plans	49,887		43,330		23,382
Medicare Supplement	17,129		21,309		30,918

	67,016	45	64,639	39	54,300	37
Liberty National Exclusive Agency
Limited-benefit plans	9,547		9,365		8,822
Medicare Supplement	332		419		499

	9,879	7	9,784	6	9,321	6
American Income Exclusive Agency
Limited-benefit plans	12,804		12,781		12,119
Medicare Supplement	0		0		0

	12,804	9	12,781	8	12,119	8
Direct Response
Limited-benefit plans	136		0		0
Medicare Supplement	5,714		8,862		8,077

	5,850	4	8,862	5	8,077	6
Total First-Year Collected Premium
Limited-benefit plans	106,872	73	109,644	66	81,632	56
Medicare Supplement	40,009	27	55,338	34	64,681	44

Total Health	$146,881	100%	$164,982	100%	$146,313	100%

The United American Branch Office and Independent Agencies.    As discussed above, the two United American Agencies have emphasized sales of individual supplemental limited-benefit health plans known generally as hospital/surgical plans for which demand has increased in recent years. These plans provide a per diem payment for each hospital inpatient day confined, a fixed-amount surgical schedule, some out patient coverage, and other miscellaneous hospital-related charges. They also contain caps on total per-illness benefits. Consumer interest in these products has increased as a result of growing unavailability or lack of affordability of individual major-medical plans and decreased coverage offered by employers. Minimum regulatory loss ratios on these limited-benefit plans are generally lower than those of Medicare Supplement; however, the Medicare Supplement product has higher persistency rates, resulting in both products having approximately the same underwriting margin as a percentage of premium. Both of the United American agencies offer these limited-benefit plans.

The United American Branch Office is an exclusive agency, meaning the agents in its 99 offices nationwide sell only for the Company. In recent years, this agency has been successful in building sales of limited-benefit plans to replace the decline in Medicare Supplement sales. Net sales of limited-benefit plans in 2005 were $78 million, a 26% increase. Net sales in 2004 were $62 million, a 41% increase over 2003. As a result, total health sales at the UA Branch Office were $96 million, a 16% increase over 2004, including the decline in Medicare Supplement sales. Premium from limited-benefit plans at the UA Branch Office increased by 33% to $95 million in 2005 compared with 2004, but total health premium remained relatively unchanged at $323 million in 2005, due to the slow decline in premium from the in force Medicare Supplement block. Health premium for 2004 increased 2% from $316 million in 2003. At year end 2005, the UA Branch office had 2,166 producing agents compared with 1,677 at year end 2004, a 29% increase. This agency had 1,510 agents at year end 2003.

The United American Independent Agency is composed of over 27,000 independent agencies whose size range from very large, multi-state organizations down to one-person offices, all of whom generally sell for a number of insurance companies. In the recent past, most of this agency’s health sales came from one large independent agency. However, in 2005, the UA Independent Agency’s net health sales dropped by 32% to $59 million, reflecting an earlier disruption in that leading agency’s recruiting and training program that resulted in a decline in producing agents. While 2005 limited-benefit premium of $98 million at the UA Independent Agency was up 1% compared with 2004, Medicare Supplement premium of $344 million declined 7%. The UA Independent Agency has the largest in force block of Medicare Supplement policies. Total health premium for 2005 at this agency was $442 million, declining 6% from 2004, while 2004 premium of $468 million was unchanged from 2003.

Liberty National Exclusive Agency, predominately a life insurance distribution channel, is the third largest writer of Torchmark health business based on premium collected. Cancer supplemental plans are the limited-benefit health products primarily produced by this agency and Liberty is the only Torchmark distribution channel for which cancer insurance is its primary health product. Approximately one half of the cancer block consists of a closed block of business which arose from a class-action settlement in the mid-1990s. Prior to 2005, significant rate increases to offset deteriorating margins on the closed block were a continuing factor causing growth in health premium, but increasing claims continued to reduce underwriting margins. Early in 2005, Liberty settled a class-action lawsuit that arose over the timing and size of the rate increases on the closed block. The settlement provides for claims incurred after the effective date of the settlement in early March 2005 to be paid on an actual incurred basis, rather than a billed basis, which management estimates will reduce benefits paid going forward. It also provides for a grandfathered period for certain claimants that will allow them to be paid at billed rates for one year. The settlement further requires Liberty to reduce premiums and to maintain an 85% claims loss ratio over the remaining life of the business. As a result, premiums are estimated to decline from about $70 million per year prior to the settlement to about $50 million in force when the settlement is fully phased in, assuming no lapsed policies. Prior to the settlement, Liberty has had a claims loss ratio above 100% on this block.

Health premium at Liberty declined 9% to $149 million in 2005 compared with 2004 because of the reduced premiums on the closed block of cancer business, as described above. 2004 health premium of $164 million remained unchanged from 2003. Net health sales for 2005 increased 5% to $14 million compared with 2004 net health sales of $13 million, which were up 12% compared with 2003.

American Income Exclusive Agency, also predominately a life insurance distribution channel, is Torchmark’s fourth largest health insurance distributor based on 2005 premium collected. Its health plans are comprised of various limited-benefit plans for which almost two thirds of the agency’s 2005 health premium was from accident policies. Sales of the health plans by this agency are generally made in conjunction with a life policy being sold to the same customer.

Health premium for 2005 increased 7% over 2004 to $64 million, while 2004 premium of $60 million increased 7% over 2003. Net health sales of $11 million in 2005 declined 6% compared with 2004, but net sales of $12 million increased 1% over 2003. Net health sales comprised only 12% of American Income Agency’s total net sales in 2005.

Direct Response, primarily a life operation, also produces health insurance, which is predominantly Medicare Supplements sold directly to employer or union sponsored groups. In 2005, net health sales of $6 million, which comprises only 5% of Direct Response’s total life and health net sales, declined 12% compared with 2004 net health sales of $7 million. The 2004 net health sales had declined 46% from 2003 net sales of $13 million. Health premium in 2005 was $38 million, a 9% increase compared with $35 million in 2004. The 2004 premium rose 22% over $28 million of premium in 2003.

New health product offering—Medicare Part D.    In 2005, United American contracted with Centers for Medicare and Medicaid Services (CMS) to be an insurer under the government’s new prescription drug plan for Medicare beneficiaries. Unlike the traditional Medicare program for hospital and doctor services, where CMS is the primary insurer and private Medicare Supplement insurers like United American are secondary insurers, insurers participating in Part D are the primary insurers for plans regulated by CMS. CMS will pay approximately two thirds of the premium with the insured Medicare beneficiary paying one third of the premium. For 2006, United American will collect monthly premiums averaging $65.00 from CMS and $34.50 from each insured who joins UA’s plan. Sales solicitations were allowed to begin in October 2005 with the coverage becoming effective January 1, 2006. By January 31, 2006, United American had enrolled 121 thousand insureds into its Part D plan. Enrollment for 2006 coverage can continue until May 15, 2006. Details of the United American Part D plan can be viewed at www.unitedamericanpartd.com.

HEALTH INSURANCE

Summary of Results

(Dollar amounts in thousands)

	2005		2004		2003
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium	$1,014,857	100	$1,048,666	100	$1,034,031	100

Policy obligations	668,205	66	697,645	67	689,395	67
Required interest on reserves	(20,879)	(2)	(19,502)	(2)	(17,397)	(2)

Net policy obligations	647,326	64	678,143	65	671,998	65

Commissions and premium taxes	74,484	7	78,513	7	93,789	9
Amortization of acquisition costs	115,868	12	117,428	11	103,880	10

Total expense	837,678	83	874,084	83	869,667	84

Insurance underwriting margin before other income and administrative expenses	$177,179	17	$174,582	17	$164,364	16

Health insurance underwriting margin before other income and administrative expense increased 1% in 2005 from $175 million to $177 million even though there was a 3% decline in premium. In 2004, health underwriting income rose 6% from $164 million in 2003. As a percentage of premium, underwriting income before other income and administrative expense rose in 2005 to 17.5% and in 2004 to 16.6% from 15.9% in 2003, largely as a result of the reduced loss ratios in the previously-mentioned closed block of cancer business at Liberty. Liberty’s health margins increased $7 million or 36% in 2005, or 17% of health premium. Liberty’s health margins were 11% of premium in 2004 and 6% in 2003.

Annuities.    Fixed and variable annuity products are sold on a limited basis by Torchmark subsidiaries. Annuities represented 1% of Torchmark’s 2005 premium revenue and less than 3% of insurance underwriting margin. Torchmark does not emphasize this segment.

ANNUITIES

Summary of Results

(Dollar amounts in thousands)

	2005	2004	2003
Policy charges	$24,929	$27,744	$31,379

Policy obligations	26,888	28,248	37,902
Required interest on reserves	(30,092)	(31,740)	(39,110)

Net policy obligations	(3,204)	(3,492)	(1,208)

Commissions and premium taxes	49	61	246
Amortization of acquisition costs	15,504	17,211	20,517

Total expense	12,349	13,780	19,555

Insurance underwriting margin before other income and administrative expenses	$12,580	$13,964	$11,824

Annuities generate earnings from periodic policy fees and charges based on the average account balances, reduced by net policy obligations, less acquisition costs. For fixed annuities, net required interest on reserves is the required interest credited to the accounts and is offset by investment income.

For all three periods shown in the chart above, account balances declined, which resulted in reductions in policy fees and charges. Policy obligations also declined in each period. In all three periods, investment income earned exceeded required interest credited to fixed accounts resulting in negative net required interest on reserves. As a result, insurance underwriting margin for annuities (before other income and administrative expenses) increased 18% from $11.8 million in 2003 to $14.0 million in 2004, but declined 10% to $12.6 million in 2005. Margins were benefited by a decline in guaranteed minimum policy benefits in 2004 to $2.8 million from $5.0 million in 2003, as a result of an increase in equity markets. Equity markets were more stable in 2005.

Administrative expenses.    Torchmark’s operating expenses, as included in the Other and Corporate Segments, are classified in two categories: insurance administrative expenses and expenses of the parent company. A reconciliation of “Other operating expenses” per the Consolidated Statements of Operations to operating expenses per the segment analysis is as follows:

Reconciliation of Operating Expenses

(Amounts in thousands)

	2005	2004	2003
Other operating expenses, per Consolidated
Statements of Operations	$172,859	$151,195	$142,355
Expense related to settlement of prior period litigation	(14,950)	-0-	-0-
Option term extension expense for retiring executive	(568)	-0-	-0-
Loss on sale of airplane	-0-	-0-	(807)

Total operating expenses, per segment analysis	$157,341	$151,195	$141,548

As noted in the Summary of Operations in this discussion, the costs of settling certain significant litigation in 2005 relate to prior periods and are not considered by management to relate to current insurance operations.

Consider the following information for the three years ended December 31, 2005.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	2005	2004	2003
Insurance administrative expenses	$147,681	$141,620	$131,314
Parent company expense	9,660	9,575	10,234

Total operating expenses, per segment analysis	$157,341	$151,195	$141,548

Insurance administrative expenses:
Increase over prior year	4.3%	7.8%	5.4%
Expense as percentage of premium	5.9	5.7	5.5
Total operating expenses:
Increase over prior year	4.1	6.8	4.8
Expense as percentage of revenue*	5.0	4.9	4.8

*	Revenues include realized gains of $.3 million in 2005 and $22.2 million in 2004, and losses of $3.3 million in 2003. Additionally, revenues in 2005 include a one-time litigation settlement of $13.5 million and revenues in 2003 also include a nonrecurring nonoperating interest income benefit of $4.3 million related to interest received on a tax settlement. Because realized gains and losses and nonoperating items bear no relationship to core operations in the view of management, Torchmark removes the effect of these items from revenue when evaluating expense ratios.

Insurance administrative expenses as a percentage of premium and total operating expenses as a percentage of total revenue rose slightly in both 2005 and 2004. The 2005 increase was primarily due to increased employee cost and a $1.3 million payroll tax charge related to the option exercise and restoration program incurred in 2005, which program is discussed under the caption Capital Resources in this report. Litigation expense in 2004 increased $3.7 million, affecting the 2004 increase.

Investments.    Excess Investment Income. The following table summarizes Torchmark’s investment income and excess investment income.

Analysis of Excess Investment Income

(Dollar amounts in thousands except for per share data)

	2005	2004	2003
Net investment income	$603,068	$577,035	$557,670
Reclassification of interest amount due to deconsolidation*	(360)	(360)	(360)
Interest from tax settlements	-0-	-0-	(4,337)

Adjusted investment income (per segment analysis)	602,708	576,675	552,973
Interest credited to net insurance policy liabilities:
Interest on reserves	(393,276)	(370,128)	(351,177)
Interest on deferred acquisition costs	167,987	156,808	145,279

Net required	(225,289)	(213,320)	(205,898)
Financing costs	(53,181)	(32,812)	(29,469)

Excess investment income	$324,238	$330,543	$317,606

Excess investment income per diluted share	$3.07	$2.95	$2.75

Mean invested assets (at amortized cost)	$8,810,584	$8,352,674	$7,848,475
Average net insurance policy liabilities	4,303,655	4,078,150	3,771,903
Average debt and preferred securities (at amortized cost)	892,971	859,032	866,317

*	Deconsolidation of trusts liable for Trust Preferred Securities required by accounting rule FIN46R. See—Note 10—Debt in the Notes to Consolidated Financial Statements.

The investment segment is responsible for the management of capital resources including investments, debt and cash flow. Excess investment income represents the profit margin attributable to investment operations. It is the measure that management uses to evaluate the performance of the investment segment as described in Note 13—Business Segments in the Notes to the Consolidated Financial Statements. It is defined as net investment income less both the interest credited to net policy liabilities and the interest cost associated with capital funding or “financing costs.” Management also views excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing its share repurchase program in 1986, Torchmark has used over $2.8 billion of cash flow to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, management believes that excess investment income per diluted share is an appropriate measure of the investment segment.

Excess investment income declined 2% in 2005 to $324 million from $331 million in 2004. It increased 4% in 2004 and 9% in 2003. However, on a per diluted share basis, 2005 excess investment income rose 4% to $3.07. Per share excess investment income increased 7% in 2004 and 14% in 2003. Growth in excess investment income is impacted by increases in investment income due to the growth in the portfolio and changes in rates available in financial markets. It is also affected by crediting rates on policy liabilities and changes in Torchmark’s borrowing costs. Additionally, share purchases in recent periods have caused excess investment income per share to grow faster than excess investment income.

The largest component of excess investment income is net investment income, which rose 5% to $603 million in 2005. It rose 3% to $577 million in 2004 from $558 million in 2003. Included in 2003 investment income was a nonrecurring interest income item resulting from a tax settlement of $4.3 million pretax. Management excludes nonrecurring items when it views investment income. After excluding this item, investment income rose 4% in 2004. As presented in the following chart, the growth in net investment income in both periods was not as great as the growth in mean invested assets.

	2005	2004	2003
Growth in net investment income	4.5%	4.3%	6.6%
Growth in mean invested assets (at amortized cost)	5.5	6.4	7.5

The lower growth in income is reflective of new investments made each year at long-term yields lower than the portfolio’s average yield, resulting from the lower rates available in financial markets in recent years. Also contributing to the lower growth in yields in recent years were calls on fixed maturity securities in the portfolio, as the yield on the reinvestment of the proceeds was below that of the called securities. Given the sizeable annual cash flow from Torchmark’s operations, management expects mean invested assets to continue to grow, but as long as the current low-interest rate environment continues, the rate of growth of investment income will be under pressure. More detailed information about investment acquisitions follows under this caption.

Excess investment income is reduced by interest credited to net insurance policy liabilities and the interest paid on corporate debt. Information about interest credited to policy liabilities is shown in the following table.

Interest Credited to Net Insurance Policy Liabilities

(Dollar amounts in millions)

	Interest Credited	Average Net Insurance Policy Liabilities	Average Crediting Rate
2005
Life and Health	$193.0	$3,635.4	5.31%
Annuity	32.3	668.3	4.84

Total	225.3	4,303.7	5.23
Increase in 2005	6%	6%
2004
Life and Health	$180.3	$3,429.1	5.26%
Annuity	33.0	649.1	5.09

Total	213.3	4,078.2	5.23
Increase in 2004	4%	8%
2003
Life and Health	$172.7	$3,201.8	5.39%
Annuity	33.2	570.1	5.83

Total	205.9	3,771.9	5.46
Increase in 2003	7%	10%

Excess investment income was positively affected by reduced crediting rates on certain policy liabilities in 2003 and 2004. In those years, the growth in interest credited to policy liabilities was not as great as the growth in the liabilities, as the Company was able to respond to the low-interest environment with reduced crediting rates on fixed annuities and certain life products. While annuity crediting rates were reduced in 2005, the Company was not able to further reduce life and health crediting rates. For more information on life and health crediting rates, please refer to Note 5—Future Policy Benefit Reserves in the Notes to Consolidated Financial Statements.

Excess investment income is also impacted by financing costs. Financing costs for the investment segment primarily consist of interest on Torchmark’s various debt instruments and are deducted from excess investment income. The table below reconciles interest expense per the Consolidated Statements of Operations to financing costs.

Reconciliation of Interest Expense to Financing Costs

(Amounts in thousands)

	2005	2004	2003
Interest expense per Consolidated Statements of Operations	$60,934	$56,491	$56,135
Reclassification of interest due to deconsolidation(1)	(360)	(360)	(360)
Benefit from interest-rate swaps(2)	(7,393)	(23,319)	(26,306)

Financing costs	$53,181	$32,812	$29,469

(1)	See Note 10—Debt in the Notes to Consolidated Financial Statements for explanation of deconsolidation.
(2)	Included in the Consolidated Statements of Operations as a realized investment gain under the caption “Realized investment gains (losses)”. See Derivatives in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements.

The table below presents the components of financing costs.

Analysis of Financing Costs

(Amounts in thousands)

	2005	2004	2003
Interest on funded debt	$52,322	$52,287	$52,247
Interest on short-term debt	8,532	4,081	3,757
Other	80	123	131
Reclassification of interest due to deconsolidation	(360)	(360)	(360)

Subtotal of interest expense	60,574	56,131	55,775
Benefit from interest-rate swaps	(7,393)	(23,319)	(26,306)

Financing costs	$53,181	$32,812	$29,469

Financing costs rose 62% or $20 million in 2005. They increased 11% or $3 million in 2004. Both the 2005 and 2004 increases primarily resulted from the expiration in September 2004 of a profitable interest-rate swap, on which Torchmark had earned over $3 million per quarter during the first three quarters of 2004 and the full year 2003. The interest-rate swaps are agreements between Torchmark and certain banks for which Torchmark receives from the banks fixed-rate payments that match the coupons that it pays to its debt holders, and makes floating-rate payments based on LIBOR rates to the banks. While new swaps were entered into in August of 2004, the spreads on the new swaps were not as great as the expired swap, and accounted for more than a $2 million reduction in swap benefit per quarter when compared against the expired swap. These new swaps were sold in September, 2005 because of a change in management’s outlook for short-term rates. During the thirteen-month period the swaps were held, Torchmark earned approximately $3.7 million in reduced interest cost. Also affecting financing costs in the latter part of 2004 and the full year 2005 were rising short-term rates. These rising rates reduced the positive effect of Torchmark’s other swaps and increased short-term borrowing costs. A full description of these swaps is disclosed in Note 10—Debt in the Notes to the Consolidated Financial Statements.

Torchmark’s investment strategy is to maintain a positive spread between the yield on investments and the yield on the interest-bearing policy liabilities and debt. It is this positive spread that results in excess investment income. At the same time, Torchmark desires to invest predominately in investment-grade corporate fixed maturities. In prolonged periods of low long-term interest rates, maintaining sufficient spread while limiting new investments to high quality securities becomes more challenging. Torchmark addressed this issue of low long-term rates prior to 2005 by lengthening the maturities of new investment purchases to maximize the yield, and by revising the crediting rates downward on various products. Even though yields on new long-term investments declined, there was still a significant spread of long-term yields over short-term yields.

However, the lower long-term interest rates combined with rising short-term rates experienced in late 2004 and 2005 have restricted the growth of excess investment income. As the yield curve flattened, with rising short-term rates but with no meaningful change in long-term rates, compensation for investing long-term has been significantly diminished. Therefore, in mid-2005, Torchmark revised its investment strategy to shorten the maturity of most new investments, while maintaining its policy to acquire only investment grade securities. The Company believes that investing in shorter-term maturities is the best strategy because the reduced spreads between long and short maturities are not enough to justify investing solely in long-term bonds. The lower yields could result in reduced excess investment income spreads over the short-term.

In the event of an increase in long-term rates, excess investment income will benefit as new acquisitions can be made at higher yields. While higher short-term rates will increase floating-rate financing costs, higher long-term rates would be to Torchmark’s advantage because the amount of cash invested annually significantly exceeds the amount of floating rate debt, and would result in greater investment income net of financing costs under most yield curve scenarios. At any rate, excess investment income has grown significantly in each of the four years prior to 2005 and has exceeded fifty percent of net investment income in every year since 2000.

Acquisitions.    The chart below presents selected information about Torchmark’s fixed-maturity acquisitions in the years 2003 through 2005. Investment-grade corporate securities include both bonds and trust-preferred securities (classified as redeemable preferred stocks) with a diversity of issuers and industry sectors. Both yield and average life calculations on new purchases on noncallable bonds are based on the maturity date. In the case of callable bonds, the average life is based on the call date or maturity date, whichever produces the lowest yield (“yield to worst”).

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the Year
	2005	2004	2003
Cost of acquisitions:
Investment-grade corporate securities	$787.4	$1,202.9	$1,333.7
Other investment-grade securities	110.4	3.3	31.3
Below investment-grade securities	—	—	1.8

Total fixed-maturity acquisitions	$897.8	$1,206.2	$1,366.8

Average yield	5.81%	6.37%	6.45%
Effective annual yield	5.90%	6.47%	6.55%
Average life (in years, to worst call)	15.3	23.4	23.1

Torchmark continues to invest exclusively in investment-grade bonds. As previously discussed, Torchmark attempted to maximize yield on new investments in the low-interest environment in 2003, 2004, and early 2005 by lengthening maturities. As a result, the average life of new fixed maturity acquisitions was 23.4 years in 2004 and 23.1 years in 2003, and the effective annual yield on new investments was 6.47% in 2004 and 6.55% in 2003. In 2005, however, as Torchmark’s investment strategy changed, the effective annual yield on new investments declined to 5.90% and the average life fell to 15.3 years. Management believes that because of the long-term, fixed-rate characteristics of its policy liabilities, the Company does not have to strictly match assets and liabilities.

New cash flow available to Torchmark for investment has been greatly affected by issuer calls as a result of the low-interest environment experienced during the past few years. Issuers are more likely to call bonds when rates are low because they can refinance them at a lower cost. Calls increase funds available for investment, but they negatively affect portfolio yield, as they cause Torchmark to replace higher-yielding bonds with those available at lower prevailing yields. Calls increased during 2003 and 2004 but declined somewhat in 2005. Issuer calls were $226 million in 2005, $352 million in 2004, and $457 million in 2003. As long as the yields on new fixed maturity acquisitions remain below the overall portfolio yield, the portfolio yield will slowly decline as will investment income and excess investment income. As discussed above, however, because of the sizeable annual cash flow generated from operations, management believes the Company will be well positioned when investment interest rates eventually rebound.

Portfolio Analysis.    Torchmark’s emphasis has been on bond investments over alternative investments. Therefore, the relative percentage of Torchmark’s investments by type varies from industry norms. The following table presents a comparison of Torchmark’s components of invested assets at amortized cost as of December 31, 2005 with the latest industry data.

	Torchmark
	Amount (in millions)%		Industry %(1)
Bonds	$8,412	94.0	77.2
Equities	46	0.5	3.8
Mortgage loans	31	0.3	10.0
Real estate	12	0.1	0.7
Policy loans	317	3.5	3.9
Other invested assets	28	0.3	1.6
Short terms	118	1.3	2.8

	$8,964	100.0	100.0

(1)	Latest data available from the American Council of Life Insurance.

For an analysis of Torchmark’s fixed-maturity portfolio by component at December 31, 2005 and 2004, see Note 3—Investments in the Notes to Consolidated Financial Statements.

The distribution of expected repayments for fixed maturities at December 31 of the indicated year is as follows:

	2005	2004
Short terms and under 1 year	8%	5%
1-5 years	32	30
6-10 years	12	16
11-15 years	7	9
16-20 years	9	9
Over 20 years	32	32

	100%	100%

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At December 31, 2005	At December 31, 2004
Average yield (book basis)	6.97%	7.07%
Average life (in years, to worst call)	12.4	12.7
Average life (in years, to maturity)	15.3	15.7
Effective duration (in years, to worst call)*	7.0	7.1
Effective duration (in years, to maturity)*	8.2	8.3

*	A measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (1) based on the same date used to calculate the yield, which is the call date producing the lowest yield (“worst call” date) for callable bonds and the maturity date for all other bonds, and (2) based on the maturity date of all bonds, whether callable or not.

At the end of 2005 and 2004, the fixed-maturity portfolio had a gross unrealized gain of $486 million and $670 million, respectively. Gross unrealized losses on fixed maturities were $61 million at December 31, 2005, compared with $21 million a year earlier. Please see Note 3—Investments in the Notes to Consolidated Financial Statements for an analysis of unrealized investment losses.

Credit Risk Sensitivity. Credit risk is the level of certainty that a security’s issuer will maintain its ability to honor the terms of that security until maturity. In weak economic periods, the securities of industry sectors affected by the economic downturn suffer increased credit risk. As a result, securities in these weakened sectors could be downgraded by credit-rating agencies to below-investment grade status. Thus, the likelihood the issuers will honor their securities’ terms is reduced and the securities’ market values can be negatively impacted. As Torchmark continues to invest in corporate bonds with relatively long maturities, credit risk is a concern. Torchmark mitigates this ongoing risk, in part, by acquiring investment-grade bonds, and by investigating the financial fundamentals of each prospective issuer. Torchmark continues to monitor the status of issuers on an ongoing basis. At December 31, 2005, approximately 94% of invested assets at fair value were held in fixed-maturity securities. The major rating agencies considered 92% of this portfolio to be investment grade. The average quality rating of the portfolio continues to be BBB+. The table below demonstrates the credit rankings of Torchmark’s fixed-maturity portfolio at fair value as of December 31, 2005.

Rating	Amounts (in millions)%
AAA	$458.1	5
AA	242.4	3
A	3,311.1	38
BBB	4,149.3	47
BB	529.8	6
B	106.3	1
Less than B	39.6	-0-
Not rated	-0-	-0-

	$8,836.6	100

Torchmark’s current investment policy is to acquire only investment-grade obligations. Thus, any increases in below investment-grade issues are a result of ratings downgrades of existing holdings.

Torchmark additionally reduces credit risk by maintaining investments in a wide range of industry sectors. The following table presents the industry sectors that exceeded 2% of the corporate fixed-maturity portfolio at fair value at December 31, 2005.

Industry	%
Insurance carriers	20
Depository institutions	17
Electric, gas, sanitation services	12
Nondepository credit institutions (finance)	5
Communications	4
Chemicals & allied products	4
Media	3
Transportation equipment	3
Oil & gas extraction	3
Food & kindred products	3
Petroleum refining & related industries	2
Industrial, commercial machinery, computer equipment	2

Otherwise, no individual industry represented 2% or more of Torchmark’s corporate fixed maturities.

Market Risk Sensitivity.    The primary market risk to which Torchmark’s financial securities are exposed is interest rate risk, meaning the effect of changes in financial market interest rates on the current fair value of the company’s investment portfolio. Since Torchmark’s portfolio is comprised 94% of fixed-maturity investments, it is highly subject to market risk. Declines in market interest rates in recent years have generally resulted in the fair value of the investment portfolio exceeding the book value of the portfolio. However, Torchmark does not expect to realize these unrealized gains because it is generally the Company’s investment strategy to hold these investments to maturity. The Company’s strategy would be the same should markets reverse and market rates increase placing the fixed-income portfolio in an unrealized loss position. The long-term nature of Torchmark’s insurance policy liabilities and strong cash-flow operating position substantially mitigate any future need to liquidate portions of the portfolio. The increase in the fair value of insurance liabilities and debt due to declines in market interest rates largely offset the impact of rates on the investment portfolio. However, in accordance with GAAP, these liabilities are not marked to market.

The following table illustrates the market risk sensitivity of Torchmark’s interest-rate sensitive fixed-maturity portfolio at December 31, 2005 and 2004. This table measures the effect of a change in interest rates (as represented by the U.S. Treasury curve) on the fair value of Torchmark’s fixed-maturity portfolio. The data are prepared through a model which incorporates various assumptions and estimates to measure the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points. It takes into account the effect that special option features such as call options, put options, and unscheduled repayments could have on the portfolio, given the changes in rates. The valuation of these option features is dependent upon assumptions about future interest rate volatility that are based on past performance.

	Market Value of Fixed-Maturity Portfolio ($ millions)
Change in Interest Rates (in basis points)	At December 31, 2005	At December 31, 2004
-200	$10,357	$10,233
-100	9,568	9,445
0	8,837	8,715
100	8,205	8,083
200	7,615	7,493

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

The following table summarizes Torchmark’s tax-effected realized gains (losses) by component for each of the years in the three-year period ended December 31, 2005.

Analysis of After-tax Realized Gains (Losses)

(Amounts in thousands, except for per share data)

	Year Ended December 31,
	2005		2004		2003
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Realized gains (losses), net of tax, from:
Investment sales and calls	$608	$.01	$8,734	$0.08	$604	$0.01
Writedown of fixed maturities	-0-	-0-	(2,784)	(0.03)	(6,305)	(0.06)
Writedown of other investments	-0-	-0-	(1,335)	(0.01)	(3,405)	(0.03)
Valuation of interest rate swaps	(5,388)	(.05)	(5,332)	(0.05)	(10,122)	(0.09)
Spread on interest rate swaps*	4,805	.04	15,157	0.14	17,099	0.15

Total	$25	$-0-	$14,440	$0.13	$(2,129)	$(0.02)

*	The reduction in interest cost from swapping fixed-rate obligations to floating rate.

In both 2004 and 2003, Torchmark wrote down several individual holdings to estimated fair value as a result of other-than-temporary impairment. The impaired securities met some or all of Torchmark’s criteria for other-than-temporary impairment as discussed in Note 3—Investments in the Notes to Consolidated Financial Statements and in its Critical Accounting Policies in this report. Pretax charges for these impairments were $6 million in 2004 and $15 million in 2003. Regarding all bonds previously written down, the bonds of 3 issuers were still held at December 31, 2005 at a fair value of $46.0 million and a recorded book value of $29.5 million.

Accounting rules require Torchmark to value its interest-rate swaps at their fair value at the end of each accounting period. The fair values of these instruments fluctuate with interest rates in financial markets and diminish with the passage of time so that their value will be zero when they ultimately expire. These period-to-period fluctuations can be substantial. However, Torchmark management does not consider these period-to-period fluctuations in value in managing its ongoing operations because their cumulative result will be zero if held to expiration. These temporary unrealized changes in swap values are included as a component of “Realized Investment Gains (Losses)” in the Consolidated Statements of Operations. This fair value adjustment for all swaps on an after-tax basis was a negative $5 million in 2005 and 2004, compared with a negative $10 million in 2003.

Torchmark has historically held its swaps to maturity. However, in the third quarter of 2005, two swaps were sold because of an expectation of higher short-term rates in the future. The swaps sold were the $99 million notional amount related to the 8.25% Senior Debentures and the $100 million notional amount associated with the 7.375% Notes. Proceeds of $239 thousand were received on the sales.

The Securities and Exchange Commission’s accounting guidance currently requires that all income and expenses related to a nonhedged derivative be recorded in the same line item on the income statement that the adjustment to fair value is recorded. Therefore, Torchmark combines the cash settlements on nonhedged swaps with the noncash unrealized fair value adjustment as a component of realized investment gains and losses. Additionally, Torchmark includes the cash settlements on its hedged swap derivatives in realized investment gains and losses for consistency. Torchmark’s pretax interest cost reduction from these cash settlements included in realized investment gains was a positive $7 million in 2005, a positive $23 million in 2004, and a positive $26 million in 2003. Torchmark continues to reduce interest cost for this benefit in its segment analysis, because the segment analysis is required by GAAP to be as management evaluates the performance of the segment. Torchmark views the benefit from lower interest rates as a reduction in its financing costs in its investment segment.

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

Operating cash inflows significantly exceed cash outflows primarily because life insurers, such as Torchmark, expect to pay the majority of their policyholder benefits in future periods, sometimes many years later. A liability is actuarially computed and recorded for these future benefits which increases as insurance in force grows so that Torchmark can “save” for these future payments. Earnings are charged for the increase in this reserve each period, but there is no corresponding cash outlay. Therefore, cash provided from operations is generally expected to significantly exceed net income in any given period. Cash flows are also generated by the maturities and scheduled repayments of Torchmark’s investment portfolio. Cash flows in excess of immediate requirements are invested to fund future requirements. Available cash flows are also used to repay debt, to buy back Torchmark shares, to pay shareholder dividends, and for other corporate uses. While Torchmark’s cash flows have historically been positive and very strong, a material reduction in cash flow could negatively affect its liquidity.

Cash flows provided from operations increased in each of the three years ended December 31, 2005 over their respective prior year. They were $857 million in 2005, $767 million in 2004, and $740 million in 2003. In addition, Torchmark received $473 million in investment maturities, repayments, and calls in 2005, adding to available cash flows. Such repayments were $574 million in 2004 and $682 million in 2003.

Torchmark has in place a line of credit facility with a group of lenders which allows unsecured borrowings and stand-by letters of credit up to $600 million. For a detailed discussion of this line of credit facility, see the commercial paper section of Note 10—Debt in the Notes to Consolidated Financial Statements.

Torchmark’s cash and short-term investments were $138 million at year-end 2005 and $99 million at year-end 2004. Additionally, Torchmark has a portfolio of marketable fixed and equity securities that are available for sale in the event of an unexpected need. These securities had a fair value of $8.9 billion at December 31, 2005. However, Torchmark’s strong cash flows from operations, investment maturities, and credit line availability make any need to sell securities for liquidity unlikely.

Liquidity of the parent company is affected by the ability of the subsidiaries to pay dividends. The parent receives dividends from subsidiaries in order to meet dividend payments on common and preferred stock, interest and principal repayment requirements on parent-company debt, and operating expenses of the parent company. For more information on the restrictions on the payment of dividends by subsidiaries, see the restrictions section of Note 11—Shareholders’ Equity in the Notes to Consolidated Financial Statements. Although these restrictions exist, dividend availability from subsidiaries historically has substantially exceeded the cash flow needs for parent company operations.

Off-Balance Sheet Arrangements.    As fully described and discussed in Note 10—Debt in the Notes to the Consolidated Financial Statements and under the subcaption Funded Debt, Torchmark has outstanding $150 million (par amount) 7 3/4% Trust Preferred Securities. The Capital Trusts which are liable for these securities are the legal entities which are responsible for the securities and facilitate the payment of dividends to shareholders. They are off-balance sheet arrangements which Torchmark is required to deconsolidate in accordance with GAAP rules. Deconsolidation is required by accounting rules because they are considered to be variable interest entities in which Torchmark has no variable interest. Therefore Torchmark is not the primary beneficiary of the entity, even though it owns all of the entity’s voting equity. While these liabilities are not on Torchmark’s balance sheet, they are represented by Torchmark’s 7 3/4% Junior Subordinated Debentures due to the trusts. These Junior Subordinated Debentures are a Torchmark liability of $155 million par and book value at both December 31, 2005 and

December 31, 2004 and are indicated as a capital resource to Torchmark under the caption Capital Resources in this report. The 7 3/4% preferred dividends due to the preferred shareholders are funded by Torchmark’s 7 3/4% interest payment on its debt to the trusts. As described in Note 14—Commitments and Contingencies in the Notes to Consolidated Financial Statements, Torchmark has guaranteed the performance of the Capital Trusts to meet its financial obligations to the Trust Preferred shareholders.

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

During 2005, Torchmark subsidiary American Income entered into an agreement to guarantee certain personal loans of American Income employees and agents with First Command Bank. First Command Bank is a subsidiary of First Command Financial Services, Inc. (First Command) of which Lamar C. Smith is Chairman and CEO. He is also a director of Torchmark. At December 31, 2005, the balance subject to this guarantee was $182 thousand. These guarantees are secured by vested commissions due the employees and agents. See Note 15—Related Party Transactions in the Notes to Consolidated Financial Statements for more information on this guarantee.

As of December 31, 2005, Torchmark had no other significant unconsolidated affiliates and no guarantees of the obligations of third-party entities other than as described above. All of Torchmark’s guarantees, other than the Trust Preferred guarantee and the First Command Bank guarantee, were guarantees of the performance of consolidated subsidiaries, as disclosed in Note 14—Commitments and Contingencies. All of Torchmark’s derivative instruments were recorded at fair value on the balance sheet.

The following table presents information about payments under Torchmark’s contractual obligations for the selected periods as of December 31, 2005.

(Amounts in millions)

	Actual Liability	Total Payments	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Fixed and determinable:
Long-term debt—principal	$688	$697	$180	$-0-	$100	$418
Long-term debt—interest(1)	8	741	51	80	69	541
Capital leases	-0-	-0-	-0-	-0-	-0-	-0-
Operating leases	-0-	15	4	5	3	4
Purchase obligations	66	66	44	22	-0-	-0-
Pension obligations(2)	-0-	127	10	22	24	70
Future insurance obligations(3)	8,561	40,302	1,545	2,742	2,509	33,506

Total	$9,323	$41,948	$1,834	$2,871	$2,705	$34,539

(1)	Interest on debt is based on Torchmark’s fixed contractual obligations. As certain debt instruments have related swaps which exchange fixed obligations to those based on floating rates, Torchmark’s actual interest cost may be greater or lesser than presented. At December 31, 2005, Torchmark had in place swaps with a notional amount of $330 million on its $692 million of long-term debt at par value. More information about Torchmark’s swaps is found in Note 10—Debt in the Notes to Consolidated Financial Statements.
(2)	Pension obligations are primarily liabilities in trust funds that are not reflected on Torchmark’s Consolidated Balance Sheets. At December 31, 2005, these pension obligations were $220 million, but there were also assets of $221 million in the pension entities, consisting of investments of $185 million and unrecognized losses of $36 million. The schedule of pension benefit payments covers ten years and is based on the same assumptions used to measure the pension obligations, except there is no interest assumption because the payments are undiscounted. Please refer to Note 9—Postretirement Benefits in the Notes to Consolidated Financial Statements for more information on pension obligations.
(3)	Future insurance obligations consist primarily of estimated future contingent benefit payments on policies in force and separate account obligations at December 31, 2005. These estimated payments were computed using assumptions for future mortality, morbidity and persistency. The actual amount and timing of such payments may differ significantly from the estimated amounts shown. Management believes that the assets supporting the liability of $8.6 billion at December 31, 2005, along with future premiums and investment income, will be sufficient to fund all future insurance obligations.

Capital Resources.    Torchmark’s capital structure consists of short-term debt (the commercial paper facility described in Note 10—Debt in the Notes to Consolidated Financial Statements), long-term funded debt, Junior Subordinated Debentures supporting its trust preferred securities, and shareholders’ equity. The Junior Subordinated Debentures are payable to Torchmark’s Capital Trusts which are liable for its Trust Preferred Securities. In accordance with GAAP, these instruments are included in “Due to affiliates” on the Consolidated Balance Sheets. A complete analysis and description of long-term debt issues outstanding is presented in Note 10—Debt in the Notes to Consolidated Financial Statements.

The carrying value of the funded debt was $688 million at December 31, 2005, compared with $695 million a year earlier. In connection with these instruments, Torchmark had in place two interest-rate swap agreements at December 31, 2005, but also had two swap agreements that were sold in September, 2005 and another swap agreement which expired in September, 2004. All of these agreements were entered into to exchange Torchmark’s fixed-rate obligations on the debt instruments to floating rates. Information about these swaps is also found in Note 10.

The carrying value of Torchmark’s 6 1/4% Senior Notes is adjusted each period to reflect the change in fair value of a swap instrument which hedges the value of the note. This swap increased the value of long-term debt by $.3 million and $5.7 million at December 31, 2005 and December 31, 2004, respectively. Additionally, Torchmark entered into a swap agreement on its 8 1/4% Senior Debentures in August, 2004 which qualified as a fair-value hedge on that security. That swap was disposed of in September, 2005. It increased the value of long-term debt by $2.4 million at December 31, 2004.

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

Selected Financial Data

	At December 31, 2005		At December 31, 2004		At December 31, 2003
	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*
Fixed maturities (millions)	$8,837	$425	$8,715	$649	$8,103	$631
Deferred acquisition costs (millions) **	2,768	(23)	2,583	(37)	2,420	(37)
Total assets (millions)	14,769	402	14,252	612	13,466	594
Short-term debt (millions)	382	-0-	170	-0-	182	-0-
Long-term debt (millions)	508	-0-	695	-0-	698	-0-
Shareholders’ equity (millions)	3,433	261	3,420	398	3,240	386

Book value per diluted share	32.91	2.50	31.07	3.62	28.45	3.39
Debt to capitalization ***	20.6%	(1.3)%	20.2%	(2.1)%	21.4%	(2.2)%

Diluted shares outstanding (thousands)	104,303		110,075		113,887
Actual shares outstanding (thousands)	103,569		107,944		112,715

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item
**	Includes the value of insurance purchased
***	Torchmark’s debt covenants require that the effect of SFAS 115 be removed to determine this ratio

Torchmark’s ratio of earnings before interest and taxes to interest requirements (times interest earned) was 13.0 times in 2005, compared with 13.8 times in 2004, and 12.6 times in 2003. A discussion of Torchmark’s interest expense is included in the discussion of financing costs under the caption Investments in this report.

In the second quarter of 2005, Torchmark executed a voluntary stock option exercise and restoration program in which 120 directors, employees and consultants exercised vested options of the Company’s common stock and received a lesser number of new options at the current market price. As a result, the Company issued 5.8 million new shares to the participants. However, a substantial number of the new shares were immediately sold through the open market by the participants to cover the option exercise price of their new shares and their related income taxes. As a result of the program, management’s ownership in Torchmark increased and the Company received a significant tax benefit from the exercise of the options. Torchmark received $213 million in proceeds for the exercise price and $37 million in tax benefits, both of which added to shareholder’s equity. However, as previously mentioned, Torchmark generally uses the proceeds of option exercises to repurchase shares on the open market to reduce the dilution caused by option exercises. As a result, the total impact on shareholder’s equity and cash flow from the transaction was immaterial. More information on stock options and this program is found in Note 1—Significant Accounting Policies and in Note 12—Stock Options in the Notes to Consolidated Financial Statements.

As previously mentioned, Torchmark’s Board reaffirmed its continued authorization of the Company’s stock repurchase program in July, 2005 in amounts and timing that management, in consultation with the Board, determined to be in the best interest of the Company. Torchmark has repurchased its common stock every year since 1986, except for 1995, the year following the acquisition of American Income. Since the beginning of 1998, Torchmark has repurchased 40 million shares at a total cost of $1.6 billion, and has acquired no fewer than 3.4 million shares in any one year. Management believes that Torchmark share purchases at favorable prices add incrementally to per share earnings, return on equity, and are an excellent way to increase total shareholder value. As noted earlier in this report, Torchmark acquired 5.6 million shares at a cost of $300 million in 2005 with excess cash flow. If the $300 million free cash flow used for the repurchase of Torchmark common stock had alternatively been invested in corporate bonds, an estimated $9 million of additional investment income, after tax, would have resulted and net income per diluted share would have increased 10% to $4.59. Because share purchases were made, actual net income per share was $4.68, an increase of 12%. Torchmark intends to continue the repurchase of its common shares when financial markets are favorable.

Credit Ratings.    The credit quality of Torchmark’s debt instruments and capital securities are rated by various rating agencies. During 2003, Standard and Poor’s upgraded Torchmark’s funded debt rating from A to A+ and its preferred securities rating from BBB+ to A-. The chart below presents Torchmark’s credit ratings as of December 31, 2005.

	Standard & Poors	Fitch	Moody’s	A.M. Best
Commercial Paper	A-1	F-1	P-2	AMB-1
Funded Debt	A+	A	A3	a
Preferred Stock	A-	A-	baa1	a-

The financial strength of Torchmark’s major insurance subsidiaries are also rated by Standard & Poor’s and A.M. Best. Standard and Poor’s lowered the insurance financial strength rating of United Investors to A+ from AA, noting that United Investors was no longer a strategic subsidiary to Torchmark. Also during 2003, A. M. Best upgraded American Income’s insurance financial strength rating to A+ (Superior) from A (Excellent). The following chart presents these ratings for Torchmark’s five largest insurance subsidiaries at December 31, 2005.

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

TRANSACTIONS WITH RELATED PARTIES

Information regarding related party transactions is found in Note 15—Related Party Transactions in the Notes to Consolidated Financial Statements.

OTHER ITEMS

Litigation.    Torchmark and its subsidiaries continue to be named as parties to pending or threatened litigation, much of which involves punitive damage claims based upon allegations of agent misconduct at Liberty in Alabama. Such punitive damage claims are tried in Alabama state courts where any punitive damage litigation may have the potential for significant adverse results since punitive damages in Alabama are based upon the compensatory damages (including mental anguish) awarded and the discretion of the jury in awarding compensatory damages is not precisely defined. Additionally, it should be noted that Torchmark subsidiaries actively market insurance in the State of Mississippi, a jurisdiction which is nationally recognized for large punitive damage verdicts. Bespeaking caution is the fact that it is impossible to predict the likelihood or extent of punitive damages that may be awarded if liability is found in any given case. It is thus difficult to predict with certainty the liability of Torchmark or its subsidiaries in any given case because of the unpredictable nature of this type of litigation. Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, contingent liabilities arising from threatened and pending litigation are not presently considered by management to be material. For more information concerning litigation, please refer to Note 14—Commitments and Contingencies in the Notes to the Consolidated Financial Statements.

NEW UNADOPTED ACCOUNTING RULES

Stock Option Expensing:    Stock options have been granted to executives, employees, consultants, and directors as a form of compensation to provide motivation and to align the interests of these groups with the same interests of shareholders. Because they are generally granted at the fair value of Torchmark stock at the date of grant, the value of these options increases as the value of Torchmark stock increases. The cost of these options to the Company is in the dilution caused by the assumed exercise of the options, as the grantees’ ownership of the Company grows in relation to that of existing shareholders. This dilution cost has historically been reflected in per share earnings in the financial statements under the “intrinsic value” method currently permitted by GAAP and used by Torchmark. Under this method, a value is assigned to an option only if the exercise price is less than the fair value of the stock at the date of grant. Because Torchmark’s options are generally granted at an exercise price equal to the fair value of Torchmark stock, Torchmark has historically incurred no option expense.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123R, Share-Based Payment, originally effective for Torchmark as of July 1, 2005 but later deferred by the Securities and Exchange Commission to January 1, 2006. The provisions of this Statement will require Torchmark to record an expense in the financial statements for stock options based on the “fair value” method, whereby a value is assigned to each option granted and to recognize an expense as this value is amortized over the period that the option vests. This expense will be deducted from earnings and earnings per share in addition to the option cost already being reflected in the dilution computation described above.

GAAP rules currently require Torchmark to disclose in Note 1—Significant Accounting Policies the impact on earnings on a pro forma basis as if the “fair value” method were in effect. Please refer to Note 1 for more details on the impact of adoption of this revised statement. As explained in Note 1, the Company does not expect the adoption of this Statement to materially alter its methodology of computing option expense or that future results will vary significantly from the pro forma results disclosed for prior periods. At the present time, Torchmark does not plan to change its policies of stock option compensation because of the adoption of this revised statement.

While restatement of prior periods is permitted, the Statement also permits a “modified prospective” method of adoption, whereby the expense of all unvested options as of January 1, 2006 and options granted after January 1, 2006 are expensed in accordance with the Statement after that date. Torchmark will elect the modified prospective method of adoption.

The “fair value” assigned to option grants is derived from complex option pricing models using subjective assumptions such as price volatility and expected term. Considerable judgment is sometimes involved in the determination of these assumptions, which must be made at the time of option grant. Variations in actual experience versus the assumptions can cause material differences in an option’s actual value when it is ultimately exercised versus its expense recorded in the financial statements. However, while a variety of pricing models are acceptable under the Statement, Torchmark plans to use the Black-Scholes pricing model used for the pro forma disclosures, with assumptions most reflective of Torchmark’s experience. Statement 123R does not permit the recorded expense to be adjusted to reflect actual experience.

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

The issuance by the FASB of Statement 123R, requiring the expensing of stock options, revises the method of computing dilutive shares. The revised method does not allow the traditional treasury stock method which simulates cash flow, but instead limits cash receipts from the tax benefit and injects a hypothetical concept known as “unrecognized option expense” to the dilution model. As a result, diluted shares outstanding under the new Standard will bear no relationship to diluted shares outstanding under the historical model or to a pattern that the Company could actually replicate with its cash flow as before. Management does not believe that these modifications to the treasury stock method will materially impact earnings per share.

Impairments of Investments: The FASB issued FASB Staff Position FAS 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” effective for Torchmark January 1, 2006. This statement clarifies certain previously unresolved issues regarding accounting for investment impairments. No significant impact is expected from adoption.

CRITICAL ACCOUNTING POLICIES

Future Policy Benefits.    Because of the long-term nature of insurance contracts, Torchmark’s insurance companies are liable for policy benefit payments that will be made in the future. The liability for future policy benefits is determined by standard actuarial procedures common to the life insurance industry. The accounting policies for determining this liability are disclosed in Note 1—Significant Accounting Policies in the Notes to the Consolidated Financial Statements. While management and company actuaries have used their best judgment in determining the assumptions and in calculating the liability for future policy benefits, there is no assurance that the estimate of the liabilities reflected in the financial statements represents Torchmark’s ultimate obligation. Additionally, because of the size of this liability, significantly different assumptions could result in materially different reported amounts. A list of the significant assumptions used to calculate the liability for future policy benefits is reported in Note 5—Future Policy Benefit Reserves in the Notes to the Consolidated Financial Statements.

Deferred Acquisition Costs and Value of Insurance Purchased.    The costs of acquiring new business are generally deferred and recorded as an asset. Deferred acquisition costs consist primarily of sales commissions and other underwriting costs of new insurance sales. Additionally, the costs of acquiring blocks of insurance from other companies or through the acquisition of other companies are also deferred and recorded as assets under the caption “Value of Insurance Purchased.” Torchmark’s policies for accounting for deferred acquisition costs and the associated amortization are reported in Note 1—Significant Accounting Policies in the Notes to the Consolidated Financial Statements. Different assumptions with regard to deferred acquisition costs could produce materially different amounts of amortization. For more information about accounting for deferred acquisition costs see Note 4—Deferred Acquisition Costs and Value of Insurance Purchased in the Notes to the Consolidated Financial Statements.

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

While every effort is made to make the best estimate of status and value with the information available regarding an other-than-temporary impairment, it is difficult to predict the future prospects of a distressed or impaired security.

Defined benefit pension plans.    Torchmark maintains funded defined benefit plans covering most full-time employees. It also has unfunded nonqualified defined benefit plans covering certain key and other employees. Torchmark’s obligations under these plans are determined actuarially based on specified actuarial assumptions. In accordance with GAAP, an expense is recorded each year as these pension obligations grow due to the increase in the service period of employees and the interest cost associated with the passage of time. These obligations are partially offset by the growth in value of the assets in the funded plans.

The actuarial assumptions used in determining Torchmark’s obligations for pensions include employee mortality and turnover, retirement age, the expected return on plan assets, projected salary increases, and the discount rate at which future obligations could be settled. These assumptions have an important effect on the pension obligation. A decrease in the discount rate or rate of return on plan assets will cause an increase in Torchmark’s pension obligation. A decrease in projected salary increases will cause a decrease in this obligation. These assumptions are subjective in many cases and small changes in certain assumptions may cause material differences in reported results. While management has used its best efforts to determine the most reliable assumptions, given the information available from company experience, economic data, independent consultants and other sources, no assurance can be given that actual results will be the same as expected. The assumptions are reviewed annually and revised, if necessary, based on more current information available to the Company. Torchmark’s discount rate, rate of return on assets, and projected salary increase assumptions are disclosed in Note 9—Postretirement Benefits in the Notes to Consolidated Financial Statements. This note also contains information about pension plan assets, investment policies, funded status, and other related data.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is found under the heading Market Risk Sensitivity in Item 7 beginning on page 32 of this report.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Torchmark Corporation

Birmingham, Alabama

We have audited the accompanying consolidated balance sheets of Torchmark Corporation and subsidiaries (“Torchmark”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of Torchmark’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Torchmark Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Torchmark’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of Torchmark’s internal control over financial reporting and an unqualified opinion on the effectiveness of Torchmark’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Dallas, Texas

February 27, 2006

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	December 31,
	2005	2004
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2005—$8,411,635; 2004—$8,065,402)	$8,836,642	$8,714,698
Equity securities, at fair value (cost: 2005—$45,797; 2004—$29,954)	48,047	36,893
Policy loans	316,829	304,980
Other long-term investments	71,570	87,656
Short-term investments	118,310	88,212

Total investments	9,391,398	9,232,439

Cash	19,297	10,651
Securities lending collateral	257,390	172,599
Accrued investment income	158,225	153,248
Other receivables	67,262	73,408
Deferred acquisition costs and value of insurance purchased	2,768,404	2,583,332
Goodwill	378,436	378,436
Other assets	168,100	53,793
Separate account assets	1,560,391	1,594,278

Total assets	$14,768,903	$14,252,184

Liabilities:
Future policy benefits	$7,001,052	$6,616,848
Unearned and advance premiums	91,758	93,073
Policy claims and other benefits payable	257,771	265,655
Other policyholders’ funds	89,229	88,147

Total policy liabilities	7,439,810	7,063,723

Deferred and accrued income taxes	1,011,048	993,540
Securities lending obligation	257,390	172,599
Other liabilities	176,151	141,223
Short-term debt	381,505	170,354
Long-term debt (estimated fair value: 2005—$427,280; 2004—$621,028)	353,263	540,046
Due to affiliates	156,577	156,577
Separate account liabilities	1,560,391	1,594,278

Total liabilities	11,336,135	10,832,340

Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: -0- in 2005 and in 2004	-0-	-0-
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2005—104,874,748 issued, less 1,305,849 held in treasury and 2004—108,783,658 issued, less 839,737 held in treasury)	104,875	108,784
Additional paid-in capital	508,713	484,886
Accumulated other comprehensive income	269,084	405,916
Retained earnings	2,621,552	2,462,513
Treasury stock	(71,456)	(42,255)

Total shareholders’ equity	3,432,768	3,419,844

Total liabilities and shareholders’ equity	$14,768,903	$14,252,184

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenue:
Life premium	$1,468,288	$1,395,490	$1,310,373
Health premium	1,014,857	1,048,666	1,034,031
Other premium	24,929	27,744	31,379

Total premium	2,508,074	2,471,900	2,375,783

Net investment income	603,068	577,035	557,670
Realized investment gains (losses)	280	22,216	(3,274)
Other income	14,488	391	819

Total revenue	3,125,910	3,071,542	2,930,998

Benefits and expenses:
Life policyholder benefits	966,093	919,775	862,775
Health policyholder benefits	668,205	697,645	689,395
Other policyholder benefits	26,888	28,248	37,902

Total policyholder benefits	1,661,186	1,645,668	1,590,072

Amortization of deferred acquisition costs	349,959	347,249	321,744
Commissions and premium taxes	149,451	150,138	167,580
Other operating expense	172,859	151,195	142,355
Interest expense	60,934	56,491	56,135

Total benefits and expenses	2,394,389	2,350,741	2,277,886

Income before income taxes and cumulative effect of change in accounting principle	731,521	720,801	653,112

Income taxes	(236,131)	(245,083)	(222,971)

Net income before cumulative effect of change in accounting principle	495,390	475,718	430,141
Cumulative effect of change in accounting principle (less applicable income tax benefit of $3,857)	-0-	(7,163)	-0-

Net income	$495,390	$468,555	$430,141

Basic net income per share:
Net income before cumulative effect of change in accounting principle	$4.73	$4.32	$3.75
Cumulative effect of change in accounting principle (net of tax)	-0-	(.06)	-0-

Net income	$4.73	$4.26	$3.75

Diluted net income per share:
Net income before cumulative effect of change in accounting principle	$4.68	$4.25	$3.73
Cumulative effect of change in accounting principle (net of tax)	-0-	(.06)	-0-

Net income	$4.68	$4.19	$3.73

Dividends declared per common share	$.44	$.44	$.40

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2005	2004	2003
Net income	$495,390	$468,555	$430,141

Other comprehensive income (loss):
Unrealized investment gains (losses):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(229,881)	28,872	330,338
Reclassification adjustment for (gains) losses on securities included in net income	(778)	(6,385)	14,002
Reclassification adjustment for amortization of (discount) and premium	4,768	2,561	(255)
Foreign exchange adjustment on securities marked to market	(3,087)	(7,909)	(10,749)

Unrealized gains (losses) on securities	(228,978)	17,139	333,336

Unrealized gains (losses) on other investments	896	(1,177)	(491)

Unrealized gains (losses), adjustment to deferred acquisition costs	14,268	(528)	(19,193)

Total unrealized investment gains (losses)	(213,814)	15,434	313,652

Foreign exchange translation adjustments, other than securities	3,298	7,725	12,555

Applicable tax	73,684	(10,295)	(109,777)

Other comprehensive income (loss)	(136,832)	12,864	216,430

Comprehensive income	$358,558	$481,419	$646,571

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Year Ended December 31, 2003

Balance at January 1, 2003	-0-	$126,801	$554,768	$176,622	$2,316,868	$(323,606)	$2,851,453
Comprehensive income				216,430	430,141		646,571
Common dividends declared ($0.40 a share)					(45,605)		(45,605)
Acquisition of treasury stock						(225,273)	(225,273)
Exercise of stock options			1,403		(2,388)	12,913	11,928
Retirement of treasury stock		(13,000)	(56,179)		(425,568)	494,747	-0-
Other		(17)	1,042				1,025

Balance at December 31, 2003	-0-	113,784	501,034	393,052	2,273,448	(41,219)	3,240,099

Year Ended December 31, 2004

Comprehensive income				12,864	468,555		481,419
Common dividends declared ($0.44 a share)					(48,236)		(48,236)
Acquisition of treasury stock						(285,226)	(285,226)
Exercise of stock options			4,749		(6,480)	32,597	30,866
Retirement of treasury stock		(5,000)	(21,819)		(224,774)	251,593	-0-
Other			922				922

Balance at December 31, 2004	-0-	108,784	484,886	405,916	2,462,513	(42,255)	3,419,844

Year Ended December 31, 2005

Comprehensive income				(136,832)	495,390		358,558
Common dividends declared ($0.44 a share)					(45,865)		(45,865)
Acquisition of treasury stock						(554,946)	(554,946)
Exercise of stock options		91	41,443		(94,597)	306,865	253,802
Retirement of treasury stock		(4,000)	(18,991)		(195,889)	218,880	-0-
Other			1,375				1,375

Balance at December 31, 2005	$-0-	$104,875	$508,713	$269,084	$2,621,552	$(71,456)	$3,432,768

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2005	2004	2003
Net income	$495,390	$468,555	$430,141
Adjustments to reconcile net income to cash provided from operations:
Increase in future policy benefits	379,151	353,756	344,616
Increase (decrease) in other policy benefits	(8,117)	14,432	11,112
Deferral of policy acquisition costs	(519,767)	(515,197)	(469,648)
Amortization of deferred policy acquisition costs	349,959	347,250	321,744
Change in deferred and accrued income taxes	131,072	94,049	76,357
Realized losses on sale of investments and properties	7,112	1,103	29,580
Change in accounting principle	-0-	11,019	-0-
Other, net	22,657	(7,895)	(3,428)

Cash provided from operations	857,457	767,072	740,474

Cash used for investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	78,018	45,992	91,702
Fixed maturities available for sale—matured, called, and repaid	472,668	573,527	682,035
Equity securities	-0-	32,530	5,308
Other long-term investments	6,820	85,327	17,117

Total investments sold or matured	557,506	737,376	796,162
Acquisition of investments:
Fixed maturities—available for sale	(897,823)	(1,206,190)	(1,366,815)
Equity securities	(15,842)	(5,692)	(26,999)
Net increase in policy loans	(11,849)	(10,872)	(14,679)
Other long-term investments	(9,345)	(2,761)	(3,321)

Total investments acquired	(934,859)	(1,225,515)	(1,411,814)
Net (increase) decrease in short-term investments	(30,098)	(36,564)	21,357
Net change in payable or receivable for securities	(40,810)	29,598	(2,202)
Net additions to properties	(3,020)	(3,699)	(244)
Investments in low-income housing interests	(47,677)	(435)	(2,942)

Cash used for investment activities	(498,958)	(499,239)	(599,683)

Cash provided from (used for) financing activities:
Issuance of common stock	217,257	26,123	10,525
Cash dividends paid to shareholders	(46,346)	(48,761)	(43,850)
Net borrowing (repayment) of short-term debt	31,299	(12,094)	(19,031)
Acquisition of treasury stock	(554,946)	(285,226)	(225,273)
Net receipts (payments) from deposit product operations	2,883	50,070	142,365

Cash provided from (used for) financing activities	(349,853)	(269,888)	(135,264)

Increase (decrease) in cash	8,646	(2,055)	5,527
Cash at beginning of year	10,651	12,706	7,179

Cash at end of year	$19,297	$10,651	$12,706

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

In December 2003, the Financial Accounting Standards Board (FASB) revised its previously issued FASB Interpretation 46 (FIN46R) to clarify the definition of a variable interest and the instructions for consolidating variable interest entities (VIE’s). Primary beneficiaries only are required to consolidate VIE’s. Therefore, a company may have voting control of a VIE, but if it is not the primary beneficiary of the VIE in accordance with FIN46R, it is not permitted to consolidate the VIE. The trusts that are liable for Torchmark’s Trust Preferred Securities meet the definition of VIE’s. However, Torchmark is not the primary beneficiary because its interest is not variable. Therefore, Torchmark is not permitted to consolidate its interest in these trusts, even though it owns 100% of the voting equity of the Trusts. For this reason, Torchmark reports its 7 3/4% Junior Subordinated Debentures due to the Trusts as “Due to Affiliates” each period at its carrying value of $155 million.

Investments: Torchmark classifies all of its fixed-maturity investments, which include bonds and redeemable preferred stocks, as available for sale. Investments classified as available for sale are carried at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in accumulated other comprehensive income. Investments in equity securities, which include common and nonredeemable preferred stocks, are reported at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in accumulated other comprehensive income. Policy loans are carried at unpaid principal balances. Mortgage loans, included in “Other long-term investments,” are carried at amortized cost. Investments in real estate, included in “Other long-term investments,” are reported at cost less allowances for depreciation. Depreciation is calculated on the straight line method. Short-term investments include investments in certificates of deposit and other interest-bearing time deposits with original maturities within twelve months.

Gains and losses realized on the disposition of investments are determined on a specific identification basis. Realized investment gains and losses and investment income attributable to separate accounts are credited to the separate accounts and have no effect on Torchmark’s net income. Investment income attributable to all other insurance policies and products is included in Torchmark’s net investment income. Net investment income for the years ended December 31, 2005, 2004, and 2003, included $393 million, $370 million, and $351 million, respectively, which was allocable to policyholder reserves or accounts. Realized investment gains and losses are not allocated to insurance policyholders’ liabilities.

Impairment of Investments: In March, 2004, the Emerging Issues Task Force reached a consensus concerning Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). It calls for evaluation of all of Torchmark’s fixed-maturity and equity investments for other-than-temporary impairment each reporting period using a three-step approach. First, evaluate if the investment is impaired (fair value is less than cost or amortized cost). Second, determine whether the impairment is other-than-temporary. While specific procedures are outlined, this step requires

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

considerable evidence-based judgment as to the ultimate recoverability of amounts due, taking into account the severity and duration of the impairment. An assessment of the ability and intent to hold the security to recovery is also a factor. In the event there is an other-than-temporary impairment, the third step involves a writedown of the cost basis of the security to fair value, which becomes the new cost basis. EITF 03-1 also calls for certain disclosures.

This new accounting rule was to be effective for Torchmark beginning July 1, 2004. However, in the third quarter of 2004, the FASB deferred the effective date of certain portions of this rule until it could be further considered. The portions deferred relate to steps two and three in the impairment analysis above. In November, 2005, the FASB released FASB Staff Position 115-1 and 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” providing further guidance on the impairment issues. This document is effective for Torchmark as of January 1, 2006. It essentially retains the three-step model of EITF 03-1, replacing only the step two procedures with guidance previously in effect before EITF 03-1 was issued. This guidance was historically utilized by Torchmark in evaluating other-than-temporary impairment. The disclosures called for by EITF 03-1 were maintained, and appear in Note 3—Investments. At the present time, Torchmark evaluates securities for other-than-temporary impairment as described in Note 3. If a security is determined to be other-than-temporarily impaired, the cost basis of the security is written down to fair value and is treated as a realized loss. Historically, investment income on other-than-temporarily impaired investments which is past due has not been recorded until received. Under the new FSP, the written-down security will be amortized and revenue recognized in accordance with estimated future cash flows.

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

During 2003, the Securities and Exchange Commission made known interpretative guidance concerning SFAS 133. They have concluded that all income and expenses related to a nonhedged derivative must be recorded in the same line item that the adjustment to fair value is recorded. In order to comply with this interpretation, Torchmark no longer reduces its interest expense on the Statements of Operations for the reduction in interest cost for swapping its fixed rate for a variable rate on nonhedged derivatives. Instead, this benefit from cash settlements is reported as a component of realized investment gains (losses), the same line where the required fair value adjustment for nonhedged derivatives is reported. Torchmark has also reported the interest cost benefit on hedged derivatives as a component of realized gains (losses), in order to report these items on a consistent basis. In its segment disclosure, however, Torchmark continues to report the interest cost benefit from the swaps as a reduction in interest expense, as GAAP requires this disclosure to be presented as management views its business.

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

Recognition of Premium Revenue and Related Expenses: Premiums for insurance contracts which are not defined as universal life-type according to SFAS 97 are recognized as revenue over the premium-paying period of the policy. Profits for limited-payment life insurance contracts as defined by SFAS 97 are recognized over the contract period. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Variable life and annuity products are also assessed an investment management fee and a sales charge. Life premium includes policy charges of $57.6 million, $60.9 million, and $64.7 million for the years ended December 31, 2005, 2004, and 2003, respectively. Other premium includes annuity policy charges for the years ended December 31, 2005, 2004, and 2003, of $24.5 million, $27.5 million, and $31.2 million, respectively. Profits are also earned to the extent that investment income exceeds policy liability interest requirements. The related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of deferred acquisition costs in a manner which recognizes profits as they are earned over the same period.

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

Deferred Acquisition Costs and Value of Insurance Purchased: The costs of acquiring new business are generally deferred and recorded as an asset. Deferred acquisition costs consist primarily of sales commissions and other underwriting costs of new insurance sales. Additionally, deferred acquisition costs include the value of insurance purchased, which are the costs of acquiring blocks of insurance from other companies or through the acquisition of other companies. Deferred acquisition costs and the value of insurance purchased are amortized in a systematic manner which matches these costs with the associated revenues. Policies other than universal life-type policies are amortized with interest over the estimated premium-paying period of the policies in a manner which charges each year’s operations in proportion to the receipt of premium income. Limited-payment contracts are amortized over the contract period. Universal life-type policies are amortized with interest in proportion to estimated gross profits. The assumptions used to amortize acquisition costs with regard to interest, mortality, morbidity, and persistency are consistent with those used to estimate the liability for future policy benefits. For interest-sensitive and deposit-balance type products, these assumptions are reviewed on a regular basis and are revised if actual experience differs significantly from original expectations. Deferred acquisition costs are subject to periodic recoverability and loss recognition testing. These tests ensure that the present value of future contract-related cash flows will support the capitalized deferred acquisition cost asset. These cash flows consist primarily of premium income, less benefits and expenses taking inflation into account. The present value of these cash flows, less the benefit reserve, is then compared with the unamortized deferred acquisition cost balance. In the event the estimated present value of net cash flows is less, this deficiency would be charged to expense as a component of amortization and the asset balance is reduced by a like amount. Different assumptions with regard to deferred acquisition costs could produce materially different amounts of amortization.

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

Subsequent to adoption, the liability for these minimum guarantees is determined each period end by estimating the expected value of death benefits in excess of the projected account balance using actuarial methods and assumptions including mortality, lapses, and interest. This excess benefit is then recognized ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used. If actual experience or other evidence suggests that earlier assumptions should be revised, Torchmark adjusts the additional liability balance with a related charge or credit to benefit expense. At December 31, 2005, this liability was $3.5 million and at December 31, 2004 was $3.8 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

Property and Equipment: Property and equipment, included in “Other assets,” is reported at cost less allowances for depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from two to ten years for equipment and five to forty years for buildings and improvements. Ordinary maintenance and repairs are charged to income as incurred. Impairments, if any, are accounted for in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Original cost of property and equipment was $111 million and $109 million at December 31, 2005 and 2004, respectively. Accumulated depreciation was $83 million and $79 million, respectively, at those same dates. Depreciation expense was $4.8 million in 2005, $4.1 million in 2004, and $4.1 million in 2003.

Low-Income Housing Tax Credit Interests:    As of December 31, 2005, Torchmark has invested approximately $122 million in flow-through entities that provide low-income housing tax credits and other related Federal income tax benefits to Torchmark. Significantly all of the return on the investments has been guaranteed by unrelated third-parties and has been accounted for using the effective-yield method. The remaining investments are non-guaranteed and are accounted for using the amortized-cost method. The federal income tax benefits accrued during the year, net of related amortization of the investment, is recorded in Income tax expense. The unamortized cost of the investments is included in Other assets and any unpaid commitments to invest are recorded in Other liabilities.

Goodwill: The excess cost of businesses acquired over the fair value of their net assets is reported as goodwill. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is subject to annual impairment testing based on the procedures outlined in the Statement. Amortization of goodwill is not permitted. Torchmark tested its goodwill annually in each of the years 2003 through 2005. As a result of the tests, Torchmark’s goodwill was not impaired in any of the periods. Therefore, Torchmark continues to carry its goodwill at the January 1, 2003 balance of $378 million.

Treasury Stock: Torchmark accounts for purchases of treasury stock on the cost method. Issuance of treasury stock is accounted for using the weighted-average cost method.

Litigation Settlements: In 2005, Torchmark settled three significant legal matters. These cases involved Torchmark’s race-distinct mortality/dual-pricing litigation, its class-action cancer case, and its Waddell & Reed litigation. All of these cases related to litigation arising many years ago. The Waddell & Reed litigation was settled with Torchmark recording the $13.5 million proceeds net of costs as “Other income.” The other two settlements resulted in a $15 million pre-tax charge to “Other operating expenses.”

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

	For the Year Ended December 31,
	2005	2004	2003
Net income as reported	$495,390	$468,555	$430,141
After-tax stock-based compensation, as reported	635	353	350
After-tax stock-based compensation, fair value method	(35,952)	(7,976)	(8,066)

Pro forma net income	$460,073	$460,932	$422,425

Earnings per share:
Basic—as reported	$4.73	$4.26	$3.75

Basic—pro forma	$4.39	$4.19	$3.68

Diluted—as reported	$4.68	$4.19	$3.73

Diluted—pro forma	$4.34	$4.11	$3.67

In the second quarter of 2005, Torchmark executed a voluntary option exercise and restoration program whereby directors and employees exercised their vested options and received a lesser number of new grants at the then current market price. All of these options vested during 2005. As a result of this transaction, Torchmark incurred $24.0 million in pro forma after-tax option expense in 2005. Additionally, a grant to executives made in December, 2004 vested in June, 2005. This grant accounted for $7.0 million of 2005 after-tax pro forma expense.

In December 2004, the FASB revised Statement 123, Share-Based Payment (SFAS 123R), originally effective for Torchmark as of July 1, 2005. In April, 2005, the Securities and Exchange Commission deferred the effective date applicable to Torchmark to January 1, 2006. This Statement will require Torchmark to record an expense in the financial statements for stock options based on the “fair value method,” as presented in the pro forma disclosure above. While restatement of prior periods is permitted, the Statement also permits a “modified prospective” method of adoption, whereby the expense of all unvested options as of January 1, 2006 and options granted subsequent to January 1, 2006 are expensed in accordance with the Statement after that date. Torchmark will elect the modified prospective method of adoption. Torchmark plans to continue to use the Black Scholes model to value its options under SFAS 123R.

The new Statement will cause minor changes to the option expense computations for Torchmark going forward from the pro forma expense computations previously reported as follows:

1)	forfeiture credits are estimated at the time of grant instead of being reported when incurred.

2)	if an option fully vests upon an optionee’s retirement, the expense is accelerated to the earlier retirement date rather than the option’s normal vesting date as previously recorded.

3)	if the deferred tax benefits recorded in connection with option expense exceeds the actual tax benefit realized upon exercise and the cumulative pool of such actual tax benefits allowed by the Statement, there would be an additional charge for such excess taxes.

Had these rules been in effect in each of the three years ended December 31, 2005, option expense or earnings per share would not have varied materially from the pro forma results presented above. Furthermore, Torchmark does not consider any of these new rules to materially affect option expense in future periods from that presented in the pro forma results, after removing the additional pro forma expense for the options granted in May, 2005 and in December, 2004 described above. The Company presently estimates 2006 after-tax stock option expense to be approximately $4 million or $.04 per diluted share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

Earnings Per Share: Torchmark presents basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts, such as stock options, which could be exercised or converted into common shares. For more information on earnings per share, see Note 11—Shareholders’ Equity.

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

Note 2—Statutory Accounting

Life insurance subsidiaries of Torchmark are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders’ equity (capital and surplus) on a statutory basis for the insurance subsidiaries were as follows:

	Net Income Year Ended December 31,			Shareholders’ Equity At December 31,
	2005	2004	2003	2005	2004
Life insurance subsidiaries	$420,355	$353,801	$331,586	$1,095,091	$952,071

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

	December 31,
	2005	2004
Statutory capital and surplus, as reported	$1,095,091	$952,071
State prescribed practice:
Preferred stock of affiliate—non-admitted portion(1)	13,264	15,905

Statutory capital and surplus in conformity with NAIC SAP	$1,108,355	$967,976

(1)	Carrying value of affiliated preferred stock limited to 2% of prior year admitted assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments

A summary of fixed maturities available for sale and equity securities by cost or amortized cost and estimated fair value at December 31, 2005 and 2004 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amount per the Balance Sheet	% of Total Fixed Maturities
2005:
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$30,302	$919	$(45)	$31,176	$31,176	-0-
Government-sponsored enterprises	246,159	2	(3,628)	242,533	242,533	3
GNMAs	25,970	1,984	-0-	27,954	27,954	-0-
Other mortgage-backed securities	68,775	2,342	-0-	71,117	71,117	1
State, municipalities and political subdivisions	41,318	1,487	(40)	42,765	42,765	-0-
Foreign governments	9,852	1,984	(2)	11,834	11,834	-0-
Public utilities	731,300	51,939	(1,113)	782,126	782,126	9
Industrial and miscellaneous	5,612,071	339,837	(50,683)	5,901,225	5,901,225	67
Asset-backed securities	68,896	4,189	(10)	73,075	73,075	1
Redeemable preferred stocks	1,576,992	80,914	(5,069)	1,652,837	1,652,837	19

Total fixed maturities	8,411,635	485,597	(60,590)	8,836,642	8,836,642	100
Equity securities:
Common stocks:
Banks and insurance companies	776	303	-0-	1,079	1,079
Industrial and all others	19,535	1	(3,226)	16,310	16,310
Non-redeemable preferred stocks	25,486	5,172	-0-	30,658	30,658

Total equity securities	45,797	5,476	(3,226)	48,047	48,047

Total fixed maturities and equity securities	$8,457,432	$491,073	$(63,816)	$8,884,689	$8,884,689

2004:
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$33,672	$1,996	$(46)	$35,622	$35,622	-0-
Government-sponsored enterprises	91,835	168	(1,063)	90,940	90,940	1
GNMAs	37,565	3,542	-0-	41,107	41,107	1
Other mortgage-backed securities	76,415	4,991	-0-	81,406	81,406	1
State, municipalities and political subdivisions	47,618	3,026	(596)	50,048	50,048	1
Foreign governments	14,170	2,229	-0-	16,399	16,399	-0-
Public utilities	891,973	85,018	(916)	976,075	976,075	11
Industrial and miscellaneous	5,261,924	450,780	(12,077)	5,700,627	5,700,627	65
Asset-backed securities	76,604	5,053	(849)	80,808	80,808	1
Redeemable preferred stocks	1,533,626	113,446	(5,406)	1,641,666	1,641,666	19

Total fixed maturities	8,065,402	670,249	(20,953)	8,714,698	8,714,698	100
Equity securities:
Common stocks:
Banks and insurance companies	777	137	(6)	908	908
Industrial and all others	5,692	1,066	-0-	6,758	6,758
Non-redeemable preferred stocks	23,485	5,742	-0-	29,227	29,227

Total equity securities	29,954	6,945	(6)	36,893	36,893

Total fixed maturities and equity securities	$8,095,356	$677,194	$(20,959)	$8,751,591	$8,751,591

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments (continued)

	Year Ended December 31,
	2005	2004	2003
Net investment income is summarized as follows:
Fixed maturities	$584,198	$555,082	$528,025
Equity securities	2,986	2,611	2,232
Policy loans	22,377	21,526	20,488
Other long-term investments	7,117	11,816	20,690
Short-term investments	2,882	1,118	1,541

	619,560	592,153	572,976
Less investment expense	(16,492)	(15,118)	(15,306)

Net investment income	$603,068	$577,035	$557,670

An analysis of realized gains (losses) from investments is as follows:
Realized investment gains (losses):
Fixed maturities	$778	$1,711	$(14,294)
Equity securities	-0-	4,675	1,259
Valuation of interest rate swaps	(8,290)	(8,203)	(15,572)
Spread on interest rate swaps (cash settlements)	7,393	23,319	26,306
Other	399	714	(973)

	280	22,216	(3,274)
Applicable tax	(255)	(7,776)	1,145

Realized gains (losses) from investments, net of tax	$25	$14,440	$(2,129)

An analysis of the net change in unrealized investment gains (losses) is as follows:
Equity securities	$(4,689)	$(1,351)	$8,093
Fixed maturities available for sale	(224,289)	18,490	325,243

Net change in unrealized gains (losses) on securities	$(228,978)	$17,139	$333,336

A schedule of fixed maturities by contractual maturity at December 31, 2005 is shown below on an amortized cost basis and on a fair value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$256,011	$258,915
Due from one to five years	1,997,522	2,086,816
Due from five to ten years	808,859	874,653
Due after ten years	5,185,602	5,444,112

	8,287,994	8,664,496
Mortgage-backed and asset- backed securities	163,641	172,146

	$8,411,635	$8,836,642

Proceeds from sales of fixed maturities available for sale were $78.0 million in 2005, $46.0 million in 2004, and $91.7 million in 2003. Gross gains realized on those sales were $7.6 million in 2005, $3.1 million in 2004, and $3.7 million in 2003. Gross losses were $13.7 million in 2005, $2.9 million in 2004, and $13.5 million in 2003. Proceeds from sales of equity securities were zero in 2005, $32.5 million in 2004, and $5.3 million in 2003. Gross gains realized on those sales were $4.7 million in 2004 and $1.5 million in 2003. Gross losses realized on those sales were $19 thousand in 2004 and zero in 2003.

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

•	Default on a payment
•	Issuer has declared bankruptcy
•	Severe deterioration in market value
•	Deterioration in credit quality as indicated by credit ratings
•	Issuer having serious financial difficulties as reported in the media
•	News releases by issuer
•	Information disseminated through the investment community
•	Length of time (duration) security has been impaired

While all available information is taken into account, it is difficult to predict the ultimately recoverable amount of a distressed or impaired security. As of December 31, 2005, Torchmark has no information available to cause it to believe that any of its investments are other-than-temporarily impaired.

The following tables disclose unrealized investment losses by class of investment at December 31, 2005 and December 31, 2004. Torchmark considers these investments to be only temporarily impaired.

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES

At December 31, 2005

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency	$1,137	$(9)	$3,637	$(36)	$4,774	$(45)
Government-sponsored enterprises	214,830	(2,378)	23,750	(1,250)	238,580	(3,628)
States, municipalities, & political subdivisions	—	—	1,148	(40)	1,148	(40)
Foreign governments	691	(2)	—	—	691	(2)
Corporates	962,850	(40,086)	121,087	(16,789)	1,083,937	(56,875)

Total fixed maturities	1,179,508	(42,475)	149,622	(18,115)	1,329,130	(60,590)
Equities	16,308	(3,226)	—	—	16,308	(3,226)

Total	$1,195,816	(45,701)	149,622	(18,115)	1,345,438	(63,816)

At December 31, 2004

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency	$3,698	$(46)	$—	$—	$3,698	$(46)
Government-sponsored enterprises	—	—	23,938	(1,063)	23,938	(1,063)
Other mortgage-backed securities	109	—	—	—	109	—
States, municipalities, & political subdivisions	1,161	(25)	3,699	(571)	4,860	(596)
Corporates	340,667	(10,422)	223,190	(8,826)	563,857	(19,248)

Total fixed maturities	345,635	(10,493)	250,827	(10,460)	596,462	(20,953)
Equities	344	(6)	—	—	344	(6)

Total	$345,979	$(10,499)	$250,827	$(10,460)	$596,806	$(20,959)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments (continued)

Other long-term investments consist of the following:

	December 31,
	2005	2004
Mortgage loans, at cost	$31,043	$32,832
Investment real estate, at depreciated cost*	12,414	13,676
Interest-rate swaps	5,101	21,206
Low-income housing interests	13,131	7,697
Other	9,881	12,245

Total	$71,570	$87,656

*Includes $6.2 million and $6.5 million of properties partially occupied by Torchmark subsidiaries at December 31, 2005 and 2004, respectively.

The estimated fair value of mortgage loans was $31.0 million at December 31, 2005 and $32.5 million at December 31, 2004. Accumulated depreciation on investment real estate was $21.1 million and $21.4 million at December 31, 2005 and 2004, respectively.

Torchmark had $5 million in investment real estate at December 31, 2005, which was nonincome producing during the previous twelve months. These properties consisted primarily of undeveloped land. Torchmark had $10 million in nonincome producing mortgages as of December 31, 2005. Torchmark had no nonincome producing fixed maturities or other long-term investments during the twelve months ended December 31, 2005.

During 2003, Torchmark recorded a reserve against its mortgage loans on real estate as a result of impairments. The reserve resulted in a pretax loss of $5 million, or $3.3 million after tax.

During 2004, Torchmark decided to reduce its exposure to mortgage loans. As a result, it sold mortgages with a carrying value of $75.7 million for proceeds of $74.4 million, resulting in a small loss. The sale included mortgages previously written down. As more fully described in Note 15—Related Party Transactions, these mortgages were sold to MidFirst Bank, the Chairman of the Board of Directors of whose parent company was also a Torchmark director.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Deferred Acquisition Costs and Value of Insurance Purchased

An analysis of deferred acquisition costs and the value of insurance purchased is as follows:

	2005		2004		2003
	Deferred Acquisition Costs	Value of Insurance Purchased	Deferred Acquisition Costs	Value of Insurance Purchased	Deferred Acquisition Costs	Value of Insurance Purchased
Balance at beginning of year	$2,506,216	$77,116	$2,330,010	$89,849	$2,184,134	$102,091
Additions:
Deferred during period:
Commissions	304,915	-0-	313,261	-0-	294,989	-0-
Return of commissions(1)	-0-	-0-	-0-	-0-	(10,857)	-0-
Other expenses	214,852	-0-	201,936	-0-	185,516	-0-

Total deferred	519,767	-0-	515,197	-0-	469,648	-0-
Foreign exchange adjustment	976	20	2,897	62	4,697	226
Adjustment attributable to unrealized investment losses(3)	14,268	-0-	-0-	-0-	-0-	-0-

Total additions	535,011	20	518,094	62	474,345	226

Deductions:
Amortized during period	(343,178)	(6,781)	(334,454)	(12,795)	(309,276)	(12,468)
Unlocking adjustment(2)	-0-	-0-	(4,130)	-0-	-0-	-0-
Adoption of SOP 03-01	-0-	-0-	(2,776)	-0-	-0-	-0-
Adjustment attributable to unrealized investment gains(3)	-0-	-0-	(528)	-0-	(19,193)	-0-

Total deductions	(343,178)	(6,781)	(341,888)	(12,795)	(328,469)	(12,468)

Balance at end of year	$2,698,049	$70,355	$2,506,216	$77,116	$2,330,010	$89,849

(1)	In 2003, $10.9 million in disputed commissions paid in prior years to Waddell & Reed were returned in settlement. This amount reduced deferred commissions.
(2)	The unlocking adjustment resulted from revisions to actuarial assumptions related to guaranteed minimum death benefits in Torchmark’s variable annuity business.
(3)	Represents amounts pertaining to investments relating to universal life-type products.

The amount of interest accrued on the unamortized balance of value of insurance purchased was $4.1 million, $4.8 million, and $5.5 million for the years ended December 31, 2005, 2004, and 2003, respectively. The average interest rates used for the years ended December 31, 2005, 2004, and 2003 were 5.6%, 5.7%, and 5.7%, respectively. The estimated amortization, net of interest accrued, on the unamortized balance at December 31, 2005 during each of the next five years is: 2006, $6.1 million; 2007, $5.5 million; 2008, $5.0 million; 2009, $4.5 million; and 2010, $4.0 million.

In the event of lapses or early withdrawals in excess of those assumed, deferred acquisition costs and the value of insurance purchased may not be recoverable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 5—Future Policy Benefit Reserves

A summary of the assumptions used in determining the liability for future policy benefits at December 31, 2005 is as follows:

Individual Life Insurance

Interest assumptions:

Years of Issue	Interest Rates	Percent of Liability
1917-2005	2.5% to 5.5%	15
1929-2005	6.0%	27
1986-1994	7.0% graded to 6.0%	10
1954-2000	8.0% graded to 6.0%	12
1951-1985	8.5% graded to 6.0%	6
1980-2005	7.0%	10
1984-2005	Interest Sensitive	20

		100

Mortality assumptions:

For individual life, the mortality tables used are various statutory mortality tables and modifications of:

1950-54	Select and Ultimate Table
1954-58	Industrial Experience Table
1955-60	Ordinary Experience Table
1965-70	Select and Ultimate Table
1955-60	Inter-Company Table
1970	United States Life Table
1975-80	Select and Ultimate Table
X-18	Ultimate Table

Withdrawal assumptions:

Withdrawal assumptions are based on Torchmark’s experience.

Individual Health Insurance

Interest assumptions:

Years of Issue	Interest Rates	Percent of Liability
1955-2005	2.5% to 4.5%	4
1993-2005	6.0%	47
1986-1992	7.0% graded to 6.0%	31
1955-2000	8.0% graded to 6.0%	13
1951-1986	8.5% graded to 6.0%	2
2001-2005	7.0%	3

		100

Morbidity assumptions:

For individual health, the morbidity assumptions are based on either Torchmark’s experience or the assumptions used in calculating statutory reserves.

Termination assumptions:

Termination assumptions are based on Torchmark’s experience.

Overall Interest Assumptions:

The overall average interest assumption for determining the liability for future life and health insurance benefits in 2005 was 6.0%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 6—Liability for Unpaid Health Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Year Ended December 31,
	2005	2004	2003
Balance at beginning of year	$180,843	$171,012	$173,616
Incurred related to:
Current year	654,994	677,344	662,025
Prior year	(16,535)	(5,195)	(8,703)

Total incurred	638,459	672,149	653,322
Paid related to:
Current year	504,648	512,940	504,724
Prior year	152,618	149,378	151,202

Total paid	657,266	662,318	655,926

Balance at end of year	$162,036	$180,843	$171,012

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

Note 7—Supplemental Disclosures of Cash Flows Information

The following table summarizes Torchmark’s noncash transactions, which are not reflected on the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2005	2004	2003
Paid-in capital from tax benefit for stock option exercises	$36,545	$4,748	$1,402
Other stock-based compensation not involving cash	1,375	986	1,026
Commitments for low-income housing interests	54,549	11,250	1,323

The following table summarizes certain amounts paid during the period:

	Year Ended December 31,
	2005	2004	2003
Interest paid*	$48,272	$43,985	$49,382
Income taxes paid	105,100	145,852	144,654

*	The interest cost reductions resulting from the cash settlements of Torchmark’s interest-rate swaps are netted against realized investment losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 8—Income Taxes

Torchmark and its subsidiaries file a life-nonlife consolidated Federal income tax return.

The components of income taxes were as follows:

	Year Ended December 31,
	2005	2004	2003
Income tax expense	$236,131	$245,083	$222,971
Change in accounting principle	-0-	(3,857)	-0-
Shareholders’ equity:
Unrealized gains (losses)	(73,680)	10,292	109,779
Tax basis compensation expense (from the exercise of stock options) in excess of amounts recognized for financial reporting purposes	(36,545)	(4,748)	(1,402)

	$125,906	$246,770	$331,348

Income tax expense consists of:

	Year Ended December 31,
	2005	2004	2003
Current income tax expense	$131,491	$139,522	$149,435
Deferred income tax expense	104,640	105,561	73,536

	$236,131	$245,083	$222,971

In 2005, 2004, and 2003, deferred income tax expense was incurred because of certain differences between net income before income taxes as reported on the Consolidated Statements of Operations and taxable income as reported on Torchmark’s income tax returns. As explained in Note 1—Significant Accounting Policies, these differences caused the financial statement book values of some assets and liabilities to be different from their respective tax bases.

The effective income tax rate differed from the expected 35% rate as shown below:

	Year Ended December 31,
	2005	%	2004	%	2003	%
Expected income taxes	$256,032	35.0%	$252,280	35.0%	$228,589	35.0%

Increase (reduction) in income taxes resulting from:
Tax-exempt investment income	(2,458)	(.3)	(2,597)	(.4)	(4,284)	(.7)
Tax settlements	(15,989)	(2.2)	(3,003)	(.4)	-0-	—
Other	(1,454)	(.2)	(1,597)	(.2)	(1,334)	(.2)

Income tax expense	$236,131	32.3%	$245,083	34.0%	$222,971	34.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 8—Income Taxes (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2005	2004
Deferred tax assets:
Present value of future policy surrender charges	$12,586	$16,159
Carryover of nonlife net operating losses	7,105	3,048
Other assets and other liabilities, principally due to the current nondeductibility of certain accrued expenses for tax purposes	11,654	9,097
Other	-0-	12,367

Total gross deferred tax assets	31,345	40,671
Deferred tax liabilities:
Unrealized investment gains	147,507	221,187
Deferred acquisition costs	685,253	625,097
Future policy benefits, unearned and advance premiums, and policy claims	200,756	170,360
Other	4,762	-0-

Total gross deferred tax liabilities	1,038,278	1,016,644

Net deferred tax liability	$1,006,933	$975,973

Torchmark’s Federal income tax returns are routinely audited by the Internal Revenue Service (IRS). In the fourth quarter of 2005, the Appeals division of the IRS and Torchmark agreed to settle all issues with respect to the Company’s 1996 and 1997 tax years. As a result, Torchmark recorded a $15.9 million tax benefit in 2005 to reflect the impact of this settlement on the tax years covered by the examination as well as all other tax years prior to 2005 to which these issues apply. The benefit relates primarily to Torchmark’s computation of the dividends received deduction on its separate account and the amount of life insurance reserves for income tax purposes. The IRS has completed its examinations of Torchmark’s 1998-2002 income tax returns, with most of the proposed adjustments being referred to Appeals. The Federal income tax returns for 2003 and 2004 are not currently under examination. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from the completed examinations, future tax examinations, and other tax-related matters for all open tax years.

A tax deferred component of statutory income accumulated prior to 1984 in a “policyholders’ surplus account” is not taxable unless it exceeds certain statutory limitations or is distributed to shareholders. As of December 31, 2004, Torchmark had not recognized a deferred tax liability of approximately $10 million that related to this accumulated income as management considered the situations causing taxation of the account to be remote. During 2004, the American Jobs Creation Act of 2004 amended Federal income tax law to permit life insurance companies to distribute amounts from policyholders’ surplus accounts in 2005 and 2006 without incurring Federal income tax on the distributions. Each of the affected insurance subsidiaries distributed to Torchmark all the amounts held in its policyholders’ surplus accounts in 2005, thereby permanently eliminating this potential liability for tax years after 2004.

Torchmark has net operating loss carryforwards of approximately $20.3 million at December 31, 2005 of which $120 thousand expire in 2008; $4.4 million expire in 2020; $4.6 million expire in 2021; and $11.2 million expire in 2025. A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded relating to Torchmark’s deferred tax assets since, in management’s judgment, Torchmark will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits

Pension Plans: Torchmark has noncontributory retirement benefit plans and contributory savings plans which cover substantially all employees. There is also a nonqualified, noncontributory excess benefit pension plan which covers certain employees. The total cost of these retirement plans charged to operations was as follows:

Year Ended December 31,	Defined Contribution Plans	Defined Benefit Pension Plans
2005	$3,597	$5,932
2004	3,703	4,927
2003	3,308	5,236

Torchmark accrues expense for the defined contribution plans based on a percentage of the employees’ contributions. The plans are funded by the employee contributions and a Torchmark contribution equal to the amount of accrued expense. Plan contributions are both mandatory and discretionary, depending on the terms of the plan.

Cost for the defined benefit pension plans has been calculated on the projected unit credit actuarial cost method. All plan measurements for the defined benefit plans are as of December 31 of the respective year. The defined benefit pension plans covering the majority of employees are funded. Contributions are made to the pension plans subject to minimums required by regulation and maximums allowed for tax purposes. Defined benefit plan contributions were $12.0 million in 2005, $10.7 million in 2004, and $10.4 million in 2003. Torchmark estimates as of December 31, 2005 that it will contribute an amount not to exceed $20 million to these plans in 2006. The actual amount of contribution may be different from this estimate.

The excess benefit pension plan provides the benefits that an employee would have otherwise received from a defined benefit pension plan in the absence of the Internal Revenue Code’s limitation on benefits payable under a qualified plan. This plan is limited to a select group of employees and was closed as of December 31, 1994. Although this plan is unfunded, pension cost is determined in the same manner as for the funded plans. Liability for the excess benefit plan was $5.8 million at December 31, 2005 and $5.8 million at December 31, 2004.

Plan assets in the funded plans consist primarily of investments in marketable fixed maturities and equity securities and are valued at fair market value. The following table presents the assets of Torchmark’s defined benefit pension plans by component for the years ended December 31, 2005 and 2004.

Pension Assets by Component

	December 31, 2005		December 31, 2004
	Amount	%	Amount	%
Corporate debt	$46,030	25	$49,977	28
Other fixed maturities	1,122	1	1,447	1
Equity securities	131,846	71	125,645	70
Securities of Torchmark	-0-	-0-	-0-	-0-
Short-term investments	5,492	3	2,786	1
Other	279	-0-	484	-0-

Total	$184,769	100	$180,339	100

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

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

Portfolio risk is managed through quality standards, diversification, and continuous monitoring. Equities must be listed on major exchanges and adequate market liquidity is required. Fixed maturities must be rated investment grade at purchase by a major rating agency. Short-term investments in commercial paper must be rated at least A-2 by Standard & Poor’s with the issuer rated investment grade. Invested cash is limited to banks rated A or higher. Investments outside of the aforementioned list are not permitted, except by prior approval of the Plans’ Trustees. At December 31, 2005, there were no restricted investments contained in the portfolio.

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

Note 9—Postretirement Benefits (continued)

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

Weighted Average Pension Plan Assumptions

For Benefit Obligations at December 31:

	2005	2004
Discount Rate	5.54%	6.04%
Rate of Compensation Increase	3.65	3.84

For Periodic Benefit Cost for the Year:

	2005	2004	2003
Discount Rate	6.04%	6.29%	6.75%
Expected Long-Term Returns	9.00	8.70	8.75
Rate of Compensation Increase	3.84	3.78	4.50

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

Net periodic pension cost for the defined benefit plans by expense component was as follows:

	Year Ended December 31,
	2005	2004	2003
Service cost—benefits earned during the period	$7,412	$6,753	$6,051
Interest cost on projected benefit obligation	11,392	10,659	10,066
Expected return on assets	(14,368)	(12,868)	(11,529)
Amortization of prior service cost	112	60	(8)
Recognition of net actuarial (gain)loss	1,384	323	656

Net periodic pension cost	$5,932	$4,927	$5,236

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

The following table presents a reconciliation from the beginning to the end of the year of the benefit obligation and plan assets. This table also presents a reconciliation of the plans’ funded status with the amounts recognized on Torchmark’s Consolidated Balance Sheet.

	Pension Benefits For the year ended December 31,
	2005	2004
Changes in benefit obligation:
Obligation at beginning of year	$186,151	$170,298
Service cost	7,412	6,753
Interest cost	11,392	10,659
Actuarial loss (gain)	26,908	12,478
Benefits paid	(11,832)	(13,936)
Plan amendments	-0-	(101)

Obligation at end of year	220,031	186,151

Changes in plan assets:
Fair value at beginning of year	180,339	157,973
Return on assets	3,722	26,386
Contributions	12,540	9,916
Benefits paid	(11,832)	(13,936)

Fair value at end of year	184,769	180,339

Funded status at year end	(35,262)	(5,812)

Unrecognized amounts at year end:
Unrecognized actuarial loss (gain)	37,364	1,164
Unrecognized prior service cost	874	987
Unrecognized transition obligation	(40)	(48)

Net amount recognized at year end	$(2,936)	$(3,709)

Amounts recognized consist of:
Prepaid benefit cost	$12,165	$-0-
Accrued benefit liability	(9,229)	(3,709)
Intangible asset	-0-	-0-

Net amount recognized at year end	$2,936	$(3,709)

The accumulated benefit obligations (ABO) for Torchmark’s funded defined benefit pension plans were $183.1 million and $155.3 million at December 31, 2005 and 2004, respectively. Plan assets exceeded the ABO in all of Torchmark’s funded pension plans at both December 31, 2005 and 2004. In the unfunded plans, the ABO was $11.3 million at December 31, 2005 and $9.9 million at December 31, 2004.

Torchmark has estimated its expected pension benefits to be paid over the next ten years as of December 31, 2005. These amounts will be substantially funded by plan assets and not corporate assets. These estimates use the same assumptions that measure the benefit obligation at December 31, 2005, taking estimated future employee service into account. Those estimated benefits are as follows:

For the year(s)

2006	$10,297
2007	9,848
2008	12,584
2009	12,148
2010	11,871
2011-2015	69,972

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

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

The components of net periodic postretirement benefit cost for plans other than pensions are as follows:

	Year Ended December 31,
	2005	2004	2003
Service cost	$735	$768	$730
Interest cost on accumulated postretirement benefit obligation	891	879	862
Expected return on plan assets	-0-	-0-	-0-
Amortization of prior service cost	-0-	-0-	-0-
Recognition of net actuarial (gain) loss	(211)	(440)	(139)

Net periodic postretirement benefit cost	$1,415	$1,207	$1,453

The following table presents a reconciliation of the benefit obligation and plan assets from the beginning to the end of the year and a reconciliation of the funded status to the accrued benefit liability:

	Benefits Other Than Pensions For the year ended December 31,
	2005	2004
Changes in benefit obligation:
Obligation at beginning of year	$13,040	$12,488
Service cost	735	768
Interest cost	891	879
Actuarial loss (gain)	(211)	(440)
Benefits paid	(775)	(655)

Obligation at end of year	13,680	13,040

Changes in plan assets:
Fair value at beginning of year	-0-	-0-
Return on assets	-0-	-0-
Contributions	775	655
Benefits paid	(775)	(655)

Fair value at end of year	-0-	-0-

Funded status at year end	(13,680)	(13,040)

Unrecognized amounts at year end:
Unrecognized actuarial loss (gain)	-0-	-0-
Unrecognized prior service cost	-0-	-0-

Net amount recognized at year end as accrued benefit liability	$(13,680)	$(13,040)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

On an aggregate basis, the post-retirement benefit obligation for the post-retirement plans other than pensions was $13.7 million and $13.0 million at December 31, 2005 and 2004, respectively. The table below presents the assumptions used to determine the liabilities and costs of Torchmark’s post-retirement benefit plans other than pensions.

Weighted Average Assumptions for Post-Retirement

Benefit Plans Other Than Pensions

For Benefit Obligations at December 31:
	2005	2004
Discount Rate	7.00%	7.05%
Rate of Compensation Increase	4.50	4.50

For Periodic Benefit Cost for the Year:
	2005	2004	2003
Discount Rate	7.05%	7.25%	7.59%
Rate of Compensation Increase	4.50	4.50	4.50

For measurement purposes of the healthcare benefits, a range of 7-10% annual rate of increase in per capita cost of covered healthcare benefits was assumed for the years 2003 through 2005. Torchmark has assumed that the health care cost trend rate will remain stable at the 7-10% range in future periods. This trend rate assumption could have a significant effect on the amounts reported. However, because participants substantially pay the cost of this benefit, a 1% increase or decrease in the health care cost trend rate is not expected to have a significant effect in the service and interest cost components, nor is the effect on the plan’s benefit obligation expected to exceed $1 thousand.

Note 10—Debt

An analysis of debt at carrying value is as follows:

	December 31,
	2005		2004
	Short-term Debt	Long-term Debt	Short-term Debt	Long-term Debt
Funded Debt:
Senior Debentures, due 2009		$99,553		$101,801
Notes, due 2023		166,007		165,934
Notes, due 2013		93,205		93,126
Senior Notes, due 2006	$179,852			184,712
Issue Expenses(1)		(5,502)		(5,527)

Subtotal long-term debt	179,852	353,263	$-0-	540,046
Junior Subordinated Debentures, due 2041(2)		154,639		154,639

Total funded debt	179,852	507,902	-0-	694,685
Commercial paper	201,653		170,354

	$381,505	$507,902	$170,354	$694,685

(1)	Unamortized issue expenses related to Trust Preferred Securities.
(2)	Junior Subordinated Debentures included in “Due to affiliates” on the Consolidated Balance Sheet.

The amount of debt that becomes due during each of the next five years is: 2006—$382,000; 2007—$0; 2008—$0; 2009—$99,450; 2010—$0; and thereafter—$417,601.

Funded debt: During 2001, Torchmark established two Capital Trusts, which, in turn, sold a total of six million shares of Trust Preferred Securities (trust preferreds) in separate public offerings. The trust

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 10—Debt (continued)

preferreds were issued at a face amount of $150 million (par value), and are junior and subordinated to all other Torchmark debt. They pay a quarterly dividend at an annual rate of 7 3/4% which is equivalent to an annual rate of $1.9375 per share. All dividends are cumulative. The trust preferreds are subject to a mandatory redemption on November 2, 2041, but Torchmark has the option to redeem the securities in part or whole at par value on or after November 2, 2006. All payments by the Capital Trusts regarding the trust preferreds are guaranteed by Torchmark. The Capital Trusts in turn used the proceeds to buy 7 3/4% Junior Subordinated Debentures from Torchmark.

Effective January 1, 2004, Torchmark has accounted for its Trust Preferred Securities under FASB Interpretation 46, Consolidation of Variable Interest Entities as revised (FIN46R). FIN46R clarified the definition of a variable interest entity (VIE) and the determination of which holder is the VIE’s primary beneficiary. Only primary beneficiaries are permitted to consolidate VIE’s. Therefore, FIN46R does not permit consolidation of VIE’s in which a company has voting control but is not the primary beneficiary. The trusts that are liable for Torchmark’s trust preferreds meet the definition of VIE’s. Under FIN46R, Torchmark has no variable interest in these trusts and can therefore not be the entity’s primary beneficiary. For this reason, Torchmark does not consolidate the trusts, even though Torchmark is the sole owner of the voting equity of these entities and guarantees their performance. Therefore, Torchmark does not report the trust preferreds as long-term debt but instead reports its 7 3/4% Junior Subordinated Debentures due 2041 to the trust entities as “Due to Affiliates.” The amount of this debt was $154.6 million at December 31, 2004 and 2005, $4.6 million greater than the par value of the trust preferreds. Deconsolidation of the trusts results in reporting $4.6 million of additional debt which is due to the trust entities and is offset by an asset, included in “Other Receivables,” of a like amount representing Torchmark’s equity interest in the trusts. Also, the unamortized issue expenses of the trust preferreds of $5.5 million still remain as a reduction of long-term debt. The additional interest expense on this debt exceeds the trust preferred distributions by $360 thousand in each of the years ended December 31, 2005, 2004, and 2003, which is offset by investment income to Torchmark in like amount representing dividends from the trusts.

The following table presents detailed information about the terms of Torchmark’s funded debt.

Selected Information about Debt Issues as of December 31, 2005

Instrument	Annual Percentage Rate	Issue Date	Maturity Date	Outstanding Principle (Par Value)	Outstanding Principle (Book Value)	Outstanding Principle (Fair Value)		Periodic Interest Payments Due	Earliest Call Date
Senior Debentures, due 2009(1)	8.250%	8/89	8/15/09	$99,450	$99,553	$109,703		2/15 & 8/15	Not callable
Notes, due 2023(1)	7.875%	5/93	5/15/23	168,912	166,007	211,056		5/15 & 11/15	Not callable
Notes, due 2013(1)	7.375%	7/93	8/1/13	94,050	93,205	106,521		2/1 & 8/1	Not callable
Senior Notes, due 2006(1)	6.250%	12/01	12/15/06	180,000	179,852	182,268		6/15 & 12/15	Not callable
Junior Subordinated Debentures(2)	7.750%	11/01	11/2/41	154,639	154,639	154,600	(4)	quarterly(3)	11/2/06

(1)	All securities other than “Due to affiliate” have equal priority with one another.
(2)	Junior Subordinated Debentures are classified as “Due to affiliate” and are junior to other securities in priority of payment.
(3)	Quarterly payments on the second day of Feb., May, Aug., and Nov.
(4)	Fair value of trust preferreds.

Interest rate swaps: Torchmark has entered into swap agreements in connection with certain debt instruments to swap fixed-rate interest commitments to floating rates. All swaps are carried at fair value and are classified as “Other long-term investments” on the Consolidated Balance Sheets. In August, 2004, Torchmark entered into two new swap agreements exchanging its fixed 8.25% interest rate of the Senior Debentures due 2009 and its fixed 7.375% interest rate of the Notes due 2013 for variable rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 10—Debt (continued)

These swaps were disposed of in September, 2005 for proceeds of $239 thousand. As of September 30, 2004, the swap on the 9.18% Monthly Income Preferred Securities expired. The swap related to the 6 1/4% Senior Notes qualifies as a hedge under accounting rules, as did the sold swap on the 8 1/4% Senior Debentures. Changes in the fair value of these swaps are offset by an adjustment of the carrying value of the related Notes in like amount each period. The following tables summarize selected information about interest rate swaps.

Selected Information About Interest Rate Swaps

Related Debt	Expiration	Hedge Y/N	Notional Amount	Fixed Rate	Floating LIBOR base	Additional basis points	Floating Rate at 12/31/05	Reset period
Senior Notes, due 12/06	12/06	Yes	$180,000	6.250%	six-month	120.5	5.875%	six months
Trust Preferred Securities, due 11/41	11/11	No	150,000	7.750%	three-month	221.0	6.750%	three months
Monthly Income Preferred Securities*	09/04	No	200,000	9.180%	one-month	139.0	n/a	one month
Senior Debentures, due 8/09**	08/09	Yes	99,450	8.250%	six-month	391.0	n/a	six months
Notes, due 8/13**	08/09	No	100,000	7.375%	six-month	305.0	n/a	six months

*	$200 million of Monthly Income Preferred Securities were redeemed in full in 2001, but the related swap was retained until expiration.
**	Swaps sold in September, 2005.

Additional Interest Rate Swap Information

	Net Cash Settlements Received from Interest Rate Swaps by Instrument*			Value at December 31,
Related Debt	2005	2004	2003	2005	2004
Senior Notes, due 12/06	$3,131	$6,101	$6,813	$336	$5,671
Trust Preferred Securities, due 11/41	2,478	5,552	6,448	4,765	10,869
Monthly Income Preferred Securities	-0-	9,777	13,045	n/a	n/a
Senior Debentures, due 8/09**	920	961	n/a	n/a	2,351
Notes, due 8/13**	864	928	n/a	n/a	2,315

	$7,393	$23,319	$26,306	$5,101	$21,206

*	Due to the Securities and Exchange Commission’s interpretive guidance concerning SFAS 133, the benefit of the interest spread has been reclassified from “Interest expense” to “Realized investment losses.”
**	Swaps sold in September, 2005.

Commercial Paper: On November 18, 2004, Torchmark entered into a credit facility with a group of lenders which allows unsecured borrowings and stand-by letters of credit up to $600 million. The five-year facility matures on November 18, 2009. Interest is charged at variable rates. In addition, Torchmark can request up to $175 million letters of credit to be issued against the facility. The line of credit is further designated as a back-up credit line for a commercial paper program, which cannot exceed $600 million. Torchmark may borrow from the credit facility or issue commercial paper, with total borrowings and commercial paper outstanding not to exceed $600 million. At December 31, 2005, Torchmark had $202 million face amount ($202 million carrying amount) of commercial paper outstanding, $152 million of letters of credit issued, and no borrowings under the line of credit. During 2005, the short term borrowings under the combined facilities averaged approximately $219 million, and were made at an average yield of 3.3%, compared with 1.54% a year earlier. The facility does not have a ratings-based acceleration trigger which would require early payment. A facility fee is charged for the entire $600 million facility at a rate of 8 basis points. For letters of credit issued, there is an issuance fee of 22 basis points and a fronting fee of 7.5 basis points. Additionally, if borrowings on both the line of credit and letters of credit exceed 50% of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 10—Debt (continued)

the total $600 million facility, there is a usage fee of 7.5 basis points. During 2005, Torchmark’s usage of the facility was below this threshold and no usage fee was required. Torchmark is subject to certain covenants for the agreements regarding capitalization and earnings, with which it was in compliance at December 31, 2005. Borrowings on this facility are reported as short-term debt on the Consolidated Balance Sheets.

There was no capitalized interest during the three years ended December 31, 2005.

Note 11—Shareholders’ Equity

Share Data: A summary of preferred and common share activity is as follows:

	Preferred Stock		Common Stock
	Issued	Treasury Stock	Issued	Treasury Stock
2003:
Balance at January 1, 2003	-0-	-0-	126,800,908	(8,533,456)
Issuance of common stock due to exercise of stock options				349,453
Treasury stock acquired				(5,902,300)
Lapse of restricted stock			(17,250)	17,250
Retirement of treasury stock			(13,000,000)	13,000,000

Balance at December 31, 2003	-0-	-0-	113,783,658	(1,069,053)
2004:
Issuance of common stock due to exercise of stock options				763,592
Treasury stock acquired				(5,534,276)
Retirement of treasury stock			(5,000,000)	5,000,000

Balance at December 31, 2004	-0-	-0-	108,783,658	(839,737)
2005:
Issuance of common stock due to exercise of stock options			91,090	5,835,740
Treasury stock acquired				(10,301,852)
Retirement of treasury stock			(4,000,000)	4,000,000

Balance at December 31, 2005	-0-	-0-	104,874,748	(1,305,849)

Acquisition of Common Shares: Torchmark shares are acquired from time to time through open market purchases under the Torchmark stock repurchase program when it is believed to be the best use of Torchmark’s excess cash flows. Share repurchases under this program were 5.6 million shares at a cost of $300 million in 2005, 5.2 million shares at a cost of $268 million in 2004, and 5.9 million shares at a cost of $225 million in 2003. When stock options are exercised, proceeds from the exercises are generally used to repurchase approximately the number of shares available with those funds, closely simulating the treasury stock method of accounting for dilution. Shares repurchased for dilution purposes were 4.7 million shares costing $255 million in 2005 and 314 thousand shares at a cost of $17 million in 2004. There were no such purchases in 2003.

Retirement of Treasury Stock: Torchmark retired 4 million shares of treasury stock in December, 2005. In 2004 and 2003, Torchmark also retired 5 million and 13 million treasury shares, respectively.

Restrictions: Restrictions exist on the flow of funds to Torchmark from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. Dividends from insurance subsidiaries of Torchmark are limited to the greater of statutory net gain from operations, excluding capital gains and losses, on an annual noncumulative basis, or 10% of surplus, in the absence of special regulatory approval. Additionally, insurance company distributions are generally not permitted in excess of statutory surplus. Subsidiaries are also subject to certain minimum capital requirements. In 2005, subsidiaries of Torchmark paid $365 million in dividends to the parent company. During the year 2006, a maximum amount of $437 million is expected to be available to Torchmark from subsidiaries without regulatory approval.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 11—Shareholders’ Equity (continued)

Earnings Per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	2005	2004	2003
Basic weighted average shares outstanding	104,735,466	110,106,078	114,836,778
Weighted average dilutive options outstanding	1,015,947	1,801,723	540,377

Diluted weighted average shares outstanding	105,751,413	111,907,801	115,377,155

Stock options to purchase 6.1 million shares, 946 thousand shares, and 3.3 million shares as of December 31, 2005, 2004, and 2003, respectively, are considered to be anti-dilutive and are excluded from the calculation of diluted earnings per share. Income available to common shareholders for basic earnings per share is equivalent to income available to common shareholders for diluted earnings per share.

Note 12—Stock Options

Certain employees, directors, and consultants have been granted options to buy shares of Torchmark stock, generally at the market value of the stock on the date of grant, under the provisions of the various Torchmark stock option plans. The options are exercisable during the period commencing from the date they vest until expiring according to the terms of the grant. Options generally expire the earlier of employee termination or option contract term, which ranges from seven to eleven years. Employee and consultant stock options generally vest one-half in two years and one-half in three years. Formula-based director grants generally vest in six months. Stock options awarded in connection with compensation deferrals by certain directors and executives generally vest over a range of six to ten years. All options vest immediately upon the attainment of age 65, subject to a minimum vesting period of one year for employees or six months for directors. Torchmark generally issues shares for the exercise of stock options from treasury stock.

During 2005, Torchmark shareholders approved two new stock option plans, the 2005 Employee Plan for 5,625,000 shares and the 2005 Director Plan for 375,000 shares. Upon approval of these new plans, options previously available for grant under prior plans were cancelled and are no longer available for grant.

As described in Note 1—Significant Accounting Policies, the Company executed a voluntary option exercise and restoration program in the second quarter of 2005 whereby participants exercised vested options and received a lesser number of new options at the then current market price. As a result of this program, 5.8 million options were exercised resulting in that many shares being issued to participants, but 4.7 million shares were immediately sold by participants to pay their exercise price and their withholding taxes. Optionees retained 1.1 million shares and were issued 4.1 million new options granted at a price of $54.77 per Torchmark share.

An analysis of shares available for grant is as follows:

	Available for Grant
	2005	2004	2003
Balance at January 1	1,716,920	2,785,705	3,860,340
Adoption of new plans	6,000,000	—	—
Cancelled on termination of prior plans	(1,641,145)	—	—
Expired during year	3,828	15,310	4,250
Granted during year	(5,163,120)	(1,039,095)	(1,078,885)

Balance at December 31	916,483	1,761,920	2,785,705

As previously stated in Note 1—Significant Accounting Policies, Torchmark accounts for its employee stock options in accordance with SFAS 123, Accounting for Stock-Based Compensation as amended by SFAS 148, and has elected to account for its stock options under the intrinsic value method as outlined in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 12—Stock Options (continued)

APB 25 and permitted by SFAS 123. The fair value method requires the use of an option valuation model to value employee stock options, upon which compensation expense is based. As required by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the pro forma earnings giving effect to the fair value method of option accounting has been reported in Note 1. The fair value for Torchmark’s employee stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2005, 2004, and 2003:

	2005	2004	2003
Risk-free interest rate	3.8%	3.4%	2.8%
Dividend yield	0.8%	0.8%	1.0%
Volatility factor	14.8	20.6	25.8
Weighted average expected life (in years)	3.90	4.43	4.48

The weighted average fair value of options as determined by the option pricing model granted during the years ended December 31, 2005, 2004, and 2003 were $9.31, $11.83, and $10.52, respectively.

A summary of Torchmark’s stock option activity and related information for the years ended December 31, 2005, 2004, and 2003 follows:

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding-beginning of year	10,680,273	$37.46	10,420,080	$37.66	9,694,898	$36.64
Granted	5,163,120	54.91	1,039,095	55.11	1,078,885	44.32
Exercised	(5,926,830)	36.66	(763,592)	34.20	(349,453)	30.12
Expired	(3,828)	39.73	(15,310)	36.51	(4,250)	33.85

Outstanding-end of year	9,912,735	$49.33	10,680,273	$39.60	10,420,080	$37.66

Exercisable at end of year	8,242,341	$49.32	7,942,059	$37.46	7,514,759	$36.99

The following table summarizes information about stock options outstanding at December 31, 2005.

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$15.95-$37.41	578,181	3.53	$31.58	435,184	$31.97
37.44- 38.79	711,611	6.59	37.60	653,917	37.58
41.26- 41.26	1,478,189	5.51	41.26	1,478,189	41.26
41.75- 54.50	1,128,375	7.58	45.56	594,503	46.00
54.77- 54.77	4,121,539	6.35	54.77	4,121,539	54.77
55.05- 55.48	936,798	7.02	55.47	5,572	55.05
56.24- 56.78	958,042	8.97	56.27	953,437	56.27

$15.95-$56.78	9,912,735	6.53	$49.33	8,242,341	$49.32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Business Segments

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

Torchmark Corporation

Premium By Distribution Channel

	For the Year 2005
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$45,472	3	$441,673	43	$419	2	$487,564	19
Liberty National Exclusive	302,747	21	149,020	15			451,767	18
American Income Exclusive	380,365	26	63,623	6			443,988	18
Direct Response	424,037	29	37,774	4			461,811	18
United American Branch Office	16,891	1	322,767	32			339,658	14
Military	199,319	13					199,319	8
Other	99,457	7			24,510	98	123,967	5

	$1,468,288	100	$1,014,857	100	$24,929	100	$2,508,074	100

	For the Year 2004
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$49,834	4	$468,319	45	$262	1	$518,415	21
Liberty National Exclusive	303,965	22	163,981	15			467,946	19
American Income Exclusive	349,686	25	59,519	6			409,205	17
Direct Response	387,006	28	34,568	3			421,574	17
United American Branch Office	17,838	1	322,279	31			340,117	14
Military	186,555	13					186,555	7
Other	100,606	7			27,482	99	128,088	5

	$1,395,490	100	$1,048,666	100	$27,744	100	$2,471,900	100

	For the Year 2003
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$52,645	4	$469,939	45	$226	1	$522,810	22
Liberty National Exclusive	304,319	23	163,921	16	87	0	468,327	20
American Income Exclusive	314,849	24	55,769	5			370,618	15
Direct Response	350,317	27	28,385	3			378,702	16
United American Branch Office	18,674	1	316,017	31			334,691	14
Military	166,299	13					166,299	7
Other	103,270	8			31,066	99	134,336	6

	$1,310,373	100	$1,034,031	100	$31,379	100	$2,375,783	100

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Business Segments (continued)

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

	For the Year 2005
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,468,288	$1,014,857	$24,929						$2,508,074
Net investment income				$602,708			$360	(1)	603,068
Other income					$2,366		12,122	(3,4)	14,488

Total revenue	1,468,288	1,014,857	24,929	602,708	2,366		12,482		3,125,630
Expenses:
Policy benefits	966,093	668,205	26,888						1,661,186
Required interest on reserves	(342,305)	(20,879)	(30,092)	393,276					0
Amortization of acquisition costs	386,574	115,868	15,504	(167,987)					349,959
Commissions and premium tax	76,278	74,484	49				(1,360	)(3)	149,451
Insurance administrative expense(2)					147,681		14,950	(4)	162,631
Parent expense						9,660	568	(5)	10,228
Financing costs:
Debt				60,574			360	(1)	60,934
Benefit from interest rate swaps				(7,393)					(7,393)

Total expenses	1,086,640	837,678	12,349	278,470	147,681	9,660	14,518		2,386,996

Subtotal	381,648	177,179	12,580	324,238	(145,315)	(9,660)	(2,036)		738,634
Nonoperating items							2,036	(4,5)	2,036

Measure of segment profitability (pretax)	$381,648	$177,179	$12,580	$324,238	$(145,315)	$(9,660)	$-0-		$740,670

Deduct applicable income taxes									(255,165)

Segment profits after tax									485,505
Add back income taxes applicable to segment profitability									255,165
Remove benefit from interest rate swaps (included in “Realized investment gains (losses)”)									(7,393)
Add (deduct) realized investment gains (losses)									280
Deduct net cost of legal settlements(4)									(1,468)
Deduct option term extension expense(5)									(568)

Pretax income per income statement									$731,521

(1) Reclassification of interest amount due to adoption of FIN46R (accounting rule requiring deconsolidation of Trust Preferred Securities).
(2) Administrative expense is not allocated to insurance segments
(3) Elimination of intersegment commission
(4) Legal settlements on litigation related to prior years
(5) Option term extension for retiring executive

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Business Segments (continued)

	For the Year 2004
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,395,490	$1,048,666	$27,744						$2,471,900
Net investment income				$576,675			$360	(1)	577,035
Other income					$1,833		(1,442	)(3)	391

Total revenue	1,395,490	1,048,666	27,744	576,675	1,833	-0-	(1,082)		3,049,326
Expenses:
Policy benefits	919,775	697,645	28,248						1,645,668
Required interest on reserves	(318,886)	(19,502)	(31,740)	370,128					-0-
Amortization of acquisition costs	369,418	117,428	17,211	(156,808)					347,249
Commissions and premium tax	73,006	78,513	61				(1,442	)(3)	150,138
Insurance administrative expense(2)					$141,620				141,620
Parent expense						$9,575			9,575
Financing costs:
Interest expense				56,131			360	(1)	56,491
Benefit from interest rate swaps				(23,319)					(23,319)

Total expenses	1,043,313	874,084	13,780	246,132	141,620	9,575	(1,082)		2,327,422

Measure of segment profitability (pretax)	$352,177	$174,582	$13,964	$330,543	$(139,787)	$(9,575)	$-0-		$721,904

Deduct applicable income taxes									(248,472)

Segment profits after tax									473,432

Add back income taxes applicable to segment profitability									248,472
Remove benefit from interest rate swaps (included in “Realized investment gains (losses)”)									(23,319)
Add realized investment gains									22,216

Pretax income per income statement									$720,801

(1)	Reclassification of interest amount due to FIN46R (accounting rule requiring deconsolidation of Trust Preferred Securities).
(2)	Administrative expense is not allocated to insurance segments.
(3)	Elimination of intersegment commission.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Business Segments (continued)

	For the Year 2003
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,310,373	$1,034,031	$31,379						$2,375,783
Net investment income				$552,973			$4,697	(1,2)	557,670
Other income					$2,582		(1,763	)(3)	819

Total revenue	1,310,373	1,034,031	31,379	552,973	2,582	-0-	2,934		2,934,272
Expenses:
Policy benefits	862,775	689,395	37,902						1,590,072
Required interest on reserves	(294,670)	(17,397)	(39,110)	351,177					-0-
Amortization of acquisition costs	342,626	103,880	20,517	(145,279)					321,744
Commissions and premium tax	75,308	93,789	246				(1,763	)(3)	167,580
Insurance administrative expense(5)					131,314		807	(4)	132,121
Parent expense						$10,234			10,234
Financing costs:
Interest expense				55,775			360	(2)	56,135
Benefit from interest rate swaps				(26,306)					(26,306)

Total expenses	986,039	869,667	19,555	235,367	131,314	10,234	(596)		2,251,580

Subtotal	324,334	164,364	11,824	317,606	(128,732)	(10,234)	3,530		682,692
Nonoperating items							(3,530	)(1,4)	(3,530)

Measure of segment profitability (pretax)	$324,334	$164,364	$11,824	$317,606	$(128,732)	$(10,234)	$-0-		679,162

Deduct applicable income taxes									(232,779)

Segment profits after tax									446,383

Add back income taxes applicable to segment profitability									232,779
Remove benefit from interest rate swaps (included in “Realized investment gains (losses)”)									(26,306)
Deduct realized investment losses									(3,274)
Add nonrecurring interest receipt from tax settlement(1)									4,337
Deduct nonrecurring loss on sale of airplane(4)									(807)

Pretax income per income statement									$653,112

(1)	Reclassification of nonrecurring interest receipt from tax settlement $4.3 million.
(2)	Reclassification of interest amount due to FIN46R (accounting rule requiring deconsolidation of Trust Preferred Securities).
(3)	Elimination of intersegment commission.
(4)	Reclassification of nonrecurring gain from sale of airplane $.8 million
(5)	Administrative expense is not allocated to insurance segments.

Torchmark holds a sizeable investment portfolio to support its insurance liabilities, the yield from which is used to offset policy benefit, acquisition, administrative and tax expenses. This yield or investment income is taken into account when establishing premium rates and profitability expectations of its insurance products. In holding such a portfolio, investments are sold, called, or written down from time to time, resulting in a realized gain or loss. These gains or losses generally occur as a result of issuer calls, a downgrade in credit quality, or other reasons beyond management’s control. Unlike investment income, realized gains and losses are incidental to insurance operations, and are not considered when setting premium rates or insurance product profitability expectations. While these gains and losses are not relevant to segment profitability or core operating results, they can have a material positive or negative result on net income. For these reasons, management removes realized investment gains and losses when it views its segment operations.

Management has entered into swap derivative contracts to exchange certain of its fixed-rate debt securities to floating rates to reduce its interest cost. For this reason, management views the difference between the floating-rate interest paid and the fixed-rate interest received (the “spread”) as an adjustment to its financing cost in the Investment Segment and has reported it as such in this analysis. In accordance with current accounting rules, this spread on a non-hedged swap must be included in the same line item as the swap’s change in fair value each period. Because of this rule, Torchmark includes the spread on all

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Business Segments (continued)

swaps in Realized investment gains and losses in the Consolidated Statements of Operations, as this is the line item that contains the fair value adjustment each period.

The following table summarizes the measures of segment profitability as determined in the three preceding tables for comparison with prior periods. The table also reconciles segment profits to net income.

Analysis of Profitability by Segment

	2005	2004	2003	2005 Change	%	2004 Change	%
Life insurance	$381,648	$352,177	$324,334	$29,471	8	$27,843	9
Health insurance	177,179	174,582	164,364	2,597	1	10,218	6
Annuity	12,580	13,964	11,824	(1,384)	(10)	2,140	18
Other insurance:
Other income	2,366	1,833	2,582	533	29	(749)	(29)
Administrative expense	(147,681)	(141,620)	(131,314)	(6,061)	4	(10,306)	8
Investment	324,238	330,543	317,606	(6,305)	(2)	12,937	4
Corporate and adjustments	(9,660)	(9,575)	(10,234)	(85)	1	659	(6)

Pre-tax total	740,670	721,904	679,162	18,766	3	42,742	6
Applicable taxes	(255,165)	(248,472)	(232,779)	(6,693)	3	(15,693)	7

After-tax total	485,505	473,432	446,383	12,073	3	27,049	6
Remove interest-rate swap benefit (after tax) from Investment Segment	(4,805)	(15,157)	(17,099)	10,352		1,942
Realized gains (losses) (after tax)	25	14,440	(2,129)	(14,415)		16,569
Tax settlements	15,989	0		15,989		0
Net litigation settlements (after tax)	(955)	0		(955)		0
Retiring executive option term extension (after tax)	(369)	0		(369)		0
Interest on tax settlements (after tax)	0	0	3,511	0		(3,511)
Loss on sale of airplane (after tax)	0	0	(525)	0		525
Tax refund (after tax)	0	3,003	0	(3,003)		3,003
Change in accounting principle (after tax)	0	(7,163)	0	7,163		(7,163)

Net Income	$495,390	$468,555	$430,141	$26,835	6	$38,414	9

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

Torchmark Corporation

Assets By Segment

	At December 31, 2005
	Life	Health	Annuity	Investment	Other	Consolidated
Cash and invested assets				$9,410,695		$9,410,695
Securities lending collateral				257,390		257,390
Accrued investment income				158,225		158,225
Deferred acquisition costs	$2,200,261	$452,328	$115,815			2,768,404
Goodwill	288,089	87,282	3,065			378,436
Separate account assets			1,560,391			1,560,391
Other assets					$235,362	235,362

Total assets	$2,488,350	$539,610	$1,679,271	$9,826,310	$235,362	$14,768,903

	At December 31, 2004
	Life	Health	Annuity	Investment	Other	Consolidated
Cash and invested assets				$9,243,090		$9,243,090
Securities lending collateral				172,599		172,599
Accrued investment income				153,248		153,248
Deferred acquisition costs	$2,064,117	$403,755	$115,460			2,583,332
Goodwill	288,089	87,282	3,065			378,436
Separate account assets			1,594,278			1,594,278
Other assets					$127,201	127,201

Total assets	$2,352,206	$491,037	$1,712,803	$9,568,937	$127,201	$14,252,184

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Commitments and Contingencies

Reinsurance: Insurance affiliates of Torchmark reinsure that portion of insurance risk which is in excess of their retention limits. Retention limits for ordinary life insurance range up to $2.0 million per life. Life insurance ceded represents 1.2% of total life insurance in force at December 31, 2005. Insurance ceded on life and accident and health products represents .5% of premium income for 2005. Torchmark would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

Insurance affiliates also assume insurance risks of other companies. Life reinsurance assumed represents 1.6% of life insurance in force at December 31, 2005 and reinsurance assumed on life and accident and health products represents .9% of premium income for 2005.

Leases: Torchmark leases office space and office equipment under a variety of operating lease arrangements. Rental expense for operating leases was $5.6 million in 2005, $5.2 million in 2004, and $4.7 million in 2003. Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 2005 were as follows: 2006, $3.7 million; 2007, $2.7 million; 2008, $2.1 million; 2009, $1.6 million; 2010, $1.5 million and in the aggregate, $15.0 million.

Low-Income Housing Tax Credit Interests: As described in Note 1, Torchmark has committed to invest $122 million in entities which provide certain tax benefits. As of December 31, 2005, Torchmark remained obligated under these commitments for $65.8 million, of which $44.3 million is due in 2006, $15.1 million in 2007, and $6.4 million in 2008.

Concentrations of Credit Risk: Torchmark maintains a highly diversified investment portfolio with limited concentration in any given region, industry, or economic characteristic. At December 31, 2005, the investment portfolio, at fair value, consisted of the following:

Investment-grade corporate securities	82%
Noninvestment-grade securities	7
Policy loans, which are secured by the underlying insurance policy values	3
Government-sponsored enterprises	3
Securities of state and municipal governments, equity securities, mortgages, securities of foreign governments, real estate, and other long-term investments	2
Short-term investments, which generally mature within one month	1
Nongovernment-guaranteed mortgage-backed securities	1
Securities of the U.S. government or U.S. government-backed securities	1

Investments in municipal governments and corporations are made throughout the U.S. with no concentration in any given state. Corporate debt and equity investments are made in a wide range of industries. At December 31, 2005, 2% or more of the portfolio was invested in the following industries:

Insurance carriers	19%
Depository institutions	17
Electric, gas, and sanitation services	13
Nondepository credit institutions	5
Communications	4
Chemicals and allied products	4
Oil and gas extraction	3
Media (printing, publishing, and allied lines)	3
Food and kindred products	3
Transportation equipment	3
Petroleum refining and related industries	2
Industrial, commercial machinery, and computer equipment	2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Commitments and Contingencies (continued)

Otherwise, no individual industry represented 2% or more of Torchmark’s investments. At year-end 2005, 7% of invested assets was represented by fixed maturities rated below investment grade (BB or lower as rated by the Bloomberg Composite or the equivalent NAIC designation). Par value of these investments was $670 million, amortized cost was $671 million, and fair value was $676 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in market value.

Collateral Requirements: Torchmark requires collateral for investments in instruments where collateral is available and is typically required because of the nature of the investment. Since the majority of Torchmark’s investments is in government, government-secured, or corporate securities, the requirement for collateral is rare. Torchmark’s mortgages are secured by the underlying real estate.

Guarantees: At December 31, 2005, Torchmark had in place five guarantee agreements, four of which were either parent company guarantees of subsidiary obligations to a third party, or parent company guarantees of obligations between wholly-owned subsidiaries. As of December 31, 2005, Torchmark had no liability with respect to these guarantees. The fifth guarantee related to third party performance.

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

Letters of Credit: Torchmark has guaranteed letters of credit in connection with its credit facility with a group of banks. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Torchmark insurance companies. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Torchmark’s insurance carriers. The agreement is a five-year contract expiring in 2009. The maximum amount of letters of credit available is $175 million. Torchmark (parent company) would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. At December 31, 2005, $152 million of letters of credit were outstanding.

Agent Receivables: Torchmark issued a guarantee to an unaffiliated third party, which has purchased certain agents’ receivables of Torchmark’s wholly-owned subsidiary American Income Life Insurance Company. The guarantee covers all obligations and recovery of capital to the third party under the receivables purchase agreement up to a maximum amount of $95 million. Under the terms of the revolving purchase arrangement, the third party has purchased the agents’ receivables and receives the earned commissions as they are applied to the balance. The term of the guarantee corresponds with the purchase arrangement, which is annually renewable. Torchmark would be liable to the extent that future commission collections were insufficient to repay the purchased amount. As of December 31, 2005, the present value of future commissions substantially exceeded the purchased balance.

Equipment leases: Torchmark has guaranteed performance of two subsidiaries as lessees under leasing arrangements for aviation equipment. The leases commenced in 2003 for lease terms of approximately 10 years. Lessees have certain renewal and early termination options, however. At December 31, 2005, total remaining undiscounted payments under the leases were approximately $6.2 million. Torchmark (parent company) would be responsible for any subsidiary obligation in the event the subsidiary did not make payments or otherwise perform under the terms of the lease.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Commitments and Contingencies (continued)

Personal loans: Torchmark subsidiary American Income is a party to an agreement to guarantee certain personal loans of American Income employees and agents with First Command Bank. First Command Bank is a subsidiary of First Command Services, Inc. (First Command) of which Lamar C. Smith is chairman and CEO. Mr. Smith is also a director of Torchmark. At December 31, 2005, the balance subject to this guarantee was $182 thousand. These guarantees are secured by vested commissions due the employees and agents. See Note 15—Related Party Transactions for more information on Mr. Smith and First Command.

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

Many of these lawsuits involve claims for punitive damages in state courts of Alabama and Mississippi. Torchmark’s management recognizes that large punitive damage awards continue to occur bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly Alabama and Mississippi, creating the potential for unpredictable material adverse judgments in any given punitive damage suit. As of December 31, 2005, Liberty was a party to approximately 76 active lawsuits (which included no employment-related cases and excluded interpleaders), 61 of which were Alabama proceedings and 4 of which were Mississippi proceedings in which punitive damages were sought.

As previously reported in Forms 10-K and Forms 10-Q, Liberty National Life Insurance Company is a party to a number of lawsuits (both a large number of lawsuits brought by individual plaintiffs and class action litigation with extremely broad class periods and relief sought) involving allegations of racially discriminatory pricing in the sale of insurance to African Americans prior to 1966. The litigation began with the December 8, 1999 filing of Moore v. Liberty National Life Insurance Company, Case No. CV-99-BU-3262-S in the U.S. District Court for the Northern District of Alabama. Over 29 race-distinct mortality cases with approximately 2,000 named plaintiffs have been consolidated with the Moore case (Master Case No. 2:02-CV-02741-UWC) and are pending in the U.S. District Court for the Northern District of Alabama, with one pending Alabama Circuit Court case (Baldwin v. Liberty National Life Insurance Company, Case No. CV-00-684) stayed pending a disposition of the Moore case.

The previously-reported December 5, 2005 trial date fixed by the U.S. District Court for Moore was reset by that Court to January 18, 2006. On January 18, 2006, all parties to Moore submitted a Joint Motion for Preliminary Approval of Settlement and a Stipulation and Agreement of Compromise and Settlement in that case to the District Court. After a hearing, the District Court entered an Order Preliminarily Approving Proposed Settlement on January 25, 2006. In the Order, the District Court preliminarily approved the Proposed Settlement Agreement; conditionally certified a settlement class defined as “All black Americans who have (or had at the time of the policy’s termination) an ownership or other legal interest in an industrial life insurance policy or burial policy issued by Liberty National Life Insurance Company, or one of its former subsidiaries, Service Insurance Company of Alabama, or Burial Service Insurance Company of Alabama on or before January 10, 1966, at a higher rate than similar plans offered to similarly situated white Americans”; certified the class representatives and class counsel; found that the claims in the case were primarily equitable and that the primary relief under the proposed Settlement was injunctive and equitable, with incidental monetary relief in the form of restitution not to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Commitments and Contingencies (continued)

exceed $6 million in the aggregate; approved and directed the giving of notice to class members in the manner and form set out in the Proposed Settlement Agreement beginning February 3, 2006; and fixed March 31, 2006 as the date for the fairness hearing. Pursuant to the Order, Liberty commenced dissemination of notice to class members on February 3, 2006. If approved, the Settlement will substantially resolve all class action issues in race-distinct pricing litigation at Liberty, except for certain consolidated individual claims for mental anguish and punitive damages previously asserted by approximately 2,000 individual plaintiffs, which claims are expressly excluded from the proposed Settlement. The Company intends to vigorously defend those claims. Additional information regarding the race-distinct mortality/dual pricing litigation can be found in the Company’s prior Forms 10-K and Forms 10-Q.

As previously reported in Form 10-Q, United American Insurance Company has been named as a defendant in purported class action litigation filed on September 16, 2004, in the Circuit Court of Saline County, Arkansas on behalf of the Arkansas purchasers of association group health insurance policies or certificates issued by United American through Heartland Alliance of America Association and Farm & Ranch Healthcare, Inc. (Smith and Ivie v. Collingsworth, et al., CV2004-742-2). The plaintiffs assert claims for fraudulent concealment, breach of contract, common law liability for non-disclosure, breach of fiduciary duties, civil conspiracy, unjust enrichment, violation of the Arkansas Deceptive Trade Practices Act, and violation of Arkansas law and the rules and regulations of the Arkansas Insurance Department. Declaratory, injunctive and equitable relief, as well as actual and punitive damages are sought by the plaintiffs. United American removed the case from the Saline County Circuit Court to the U.S. District Court for the Eastern District of Arkansas, but the District Court ordered the case back to the Circuit Court on December 21, 2005. The U.S. Circuit Court of Appeals for the Eighth Circuit denied United American’s petition for permission to appeal the District Court’s decision on January 25, 2006.

Liberty National Life Insurance Company and an unrelated Glendale, California mortuary were named as defendants in a purported class action litigation filed December 8, 2005 in the Superior Court for Los Angeles County, California (Gibson v. Liberty National Life Insurance Company, Case No. BC344178) on behalf of California holders of certain funeral services insurance policies. The plaintiff in Gibson asserts claims for breach of contractual duty to pay a covered claim under a funeral services insurance policy, breach of the implied obligation of good faith and fair dealing by unreasonably failing to pay and/or delaying payments of insurance benefits, fraud, negligent misrepresentation, and unfair business practices in violation of California Business and Professions Code Section 17000 et seq. The plaintiff is seeking unspecified compensatory and general damages, exemplary damages, injunctive and declaratory relief and attorneys’ fees and costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 15—Related Party Transactions

First Command.    Lamar C. Smith, a director of Torchmark, is an officer and director of First Command Financial Services, Inc. (First Command), a corporation 100% owned by the First Command Employee Stock Ownership Plan (First Command ESOP). Mr. Smith is a beneficiary of the First Command ESOP although he has no ability to vote the stock of First Command that is held by the First Command ESOP. First Command receives commissions as the Military Agency distribution system for selling certain life insurance products offered by Torchmark’s insurance subsidiaries. These commissions were $60.9 million in 2005, $67.0 million in 2004, and $59.4 million in 2003. Torchmark held balances due from these agents of $9.4 million at year-end 2005 and $17.0 million at year-end 2004.

During 2001, Torchmark entered into a coinsurance agreement with First Command’s life subsidiary whereby Torchmark ceded back to First Command approximately 5% of the new life insurance business sold by First Command on behalf of Torchmark’s insurance subsidiaries. In 2004, the ceding rate was changed to 3% on newly ceded business. Under the terms of this agreement, First Command pays Torchmark a maintenance expense allowance equal to 5.5% of all premium collected and an issue allowance of 2.9% of first year premium collected. Torchmark is also reimbursed for actual commissions, premium taxes, and claims paid on the business ceded to First Command. Also under the agreement, Torchmark provides First Command certain administrative, accounting, and investment management services. Premium ceded in 2005 was $2.6 million, in 2004 was $2.3 million, and in 2003 was $1.6 million. At December 31, 2005, the face amount of life insurance ceded was $316 million and annualized ceded premium was $2.7 million.

Torchmark currently has two loan agreements with First Command, a mortgage loan agreement and a collateral loan agreement. The mortgage loan bears interest at a rate of 7.0%. The initial balance of $22.3 million is being repaid in equal monthly payments over fifteen years, beginning May 1, 2003. At year end 2005, the outstanding balance was $19.9 million, compared with $20.9 million one year ago. The loan is collateralized by a four-story office building in Fort Worth, Texas, which was appraised by an independent firm in 2001 at $22.8 million. In addition to the office building as collateral, Torchmark has the right of offset to any commissions due First Command, in the event of default.

The collateral loan bears interest at the rate of 7.0%. First Command is making fixed monthly payments which are scheduled to repay the loan by May, 2010. First Command has the right to make additional, unscheduled payments. At year end 2005, the outstanding balance was $9.3 million, compared with $11.1 million at year end 2004. The loan is collateralized by real estate and a parking garage in Fort Worth, Texas. The property was appraised by an independent firm in 2002 at $17.6 million.

As disclosed in Note 14—Commitments and Contingencies, Torchmark subsidiary American Income is a party to an agreement to guarantee certain personal loans of American Income employees and agents with First Command Bank, a subsidiary of First Command. At December 31, 2005, the balance subject to this guarantee was $182 thousand. These guarantees are secured by vested commissions due the employees and agents.

Richey.    R. K. Richey, Chairman of the Executive Committee of Torchmark until April 2005 and formerly a director and chief executive officer of Torchmark, is a minority investor in a real estate management company, Commercial Real Estate Services (CRES). CRES manages certain of Torchmark’s company-occupied and investment real estate properties along with those of other clients. Fees paid by Torchmark subsidiaries for these management and maintenance services were $680 thousand in 2005, $702 thousand in 2004, and $683 thousand in 2003. Mr. Richey is also a 50% investor in Stonegate Realty Company, LLC., the parent company of Elgin Development Company, LLC. (Elgin Development). Elgin Development leases commercial space to Torchmark subsidiaries. Lease rentals paid by Torchmark subsidiaries were $262 thousand, $261 thousand, and $261 thousand in 2005, 2004, and 2003, respectively.

Torchmark annually pays premiums on three life insurance policies for Mr. Richey, in the amount of $61 thousand in each of the years 2003 through 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 15—Related Party Transactions (continued)

Executive share purchases.    On January 3, 2005, two grantor-retained annuity trusts for the benefit of the adult sons of C. B. Hudson, Chief Executive Officer of Torchmark at that time, and of which trusts he serves as trustee, sold 41,470 shares of Torchmark common stock in a privately-negotiated transaction to Torchmark for $2.4 million. The purchases (20,735 shares from each of the trusts) were made at the average of the high and low prices of Torchmark stock on January 3, 2005 ($57.045 per share).

MidFirst Bank.    Torchmark has engaged MidFirst Bank as the servicing agent for a portion of Torchmark’s subsidiaries’ commercial mortgages portfolios. George J. Records, a Torchmark director until April 27, 2005, was also an officer, director, and 38.3% beneficial owner of Midland Financial Co., the parent corporation of MidFirst Bank until December 31, 2003. After that date, he was no longer a beneficial owner. Fees paid for MidFirst Bank’s services were $90 thousand in 2004 and $110 thousand in 2003. No fees were paid in 2005.

In the fourth quarter of 2003, a reserve in the pretax amount of $5 million was established on certain mortgages that met Torchmark’s criteria for impairment. These mortgages were originated and serviced by MidFirst. In the fourth quarter of 2004, Torchmark’s subsidiary Liberty sold its participation interests in certain mortgages back to MidFirst Bank in two transactions. The first transaction was completed in October, 2004 for proceeds of $57.3 million with a carrying value of $56.2 million, and the second was effected in December, 2004 for $17.1 million proceeds and a carrying value of $19.5 million. Because of Mr. Records’ relationship, the Board of Directors of Torchmark, with Mr. Records recusing himself, reviewed and approved the first transaction. Both of the transactions were also reviewed and approved by the Liberty National Board of Directors on which Mr. Records did not serve. Torchmark obtained opinions from an independent third party valuation firm experienced in valuing commercial loans that the purchase price on each transaction was within a reasonable and acceptable range.

Baxley.    William J. Baxley is a partner in the law firm of Baxley, Dillard, Dauphin, McKnight & Barclift which performs legal services for Torchmark and certain of its subsidiaries. In 1997, Mr. Baxley was loaned $668 thousand on an unsecured basis at a rate of 6.02%. Repayments are made in the form of legal services at customary rates and are applied against the outstanding balance, amortizing the loan with interest over its remaining term. In October, 2001, the terms of the loan were revised and an additional amount of $395 thousand was loaned to Baxley. The interest rate was revised to 5.6% and the term of the loan was extended until July, 2013. The loan is being repaid in accordance with its amortization schedule and all payments are current. At December 31, 2005 and 2004, the outstanding balance of this loan was $572 thousand and $632 thousand, respectively.

Additionally, Liberty loaned Mr. Baxley’s wife $883 thousand secured by a mortgage on a building sold to her in 1997. Interest is charged at a rate of 7.7%. Scheduled cash payments are made to amortize the loan over thirty years. However, there is a balloon payment due at the end of ten years (2007) in the amount of $712 thousand less a credit of $18 thousand if all payments are made timely. To date, all payments have been timely. At December 31, 2005 and 2004, the outstanding balance of this loan was $751 thousand and $772 thousand, respectively.

Torchmark customarily grants options to certain consultants for their services in addition to their fees. Mr. Baxley received Torchmark options in 2005, 2004, and 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 16—Selected Quarterly Data (Unaudited)

The following is a summary of quarterly results for the two years ended December 31, 2005. The information is unaudited but includes all adjustments (consisting of normal accruals) which management considers necessary for a fair presentation of the results of operations for these periods.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2005:
Premium and policy charges	$636,707	$629,617	$620,557	$621,193
Net investment income	149,176	150,620	151,120	152,152
Realized investment gains(losses)	(3,128)	10,703	(2,908)	(4,387)
Total revenues*	782,994	804,797	769,022	769,097
Policy benefits	424,173	418,084	410,883	408,046
Amortization of acquisition expenses	88,722	88,399	85,994	86,844
Pretax income*	179,137	202,546	181,392	168,446
Net income*	117,843	132,365	119,046	126,136
Basic net income per common share before cumulative effect of change in accounting principle	1.11	1.26	1.14	1.22
Basic net income per common share	1.11	1.26	1.14	1.22
Diluted net income per common share before cumulative effect of change in accounting principle	1.09	1.25	1.14	1.21
Diluted net income per common share	1.09	1.25	1.14	1.21

2004:
Premium and policy charges	$620,411	$621,035	$615,989	$614,465
Net investment income	141,725	144,002	145,255	146,053
Realized investment gains(losses)	10,328	(1,144)	12,890	142
Total revenues	772,542	763,959	774,199	760,842
Policy benefits	412,523	414,647	411,713	406,785
Amortization of acquisition expenses	84,608	84,036	90,889	87,716
Pretax income	182,236	173,234	189,460	175,871
Net income	112,351	116,561	124,132	115,511
Basic net income per common share before cumulative effect of change in accounting principle	1.06	1.05	1.14	1.07
Basic net income per common share	1.00	1.05	1.14	1.07
Diluted net income per common share before cumulative effect of change in accounting principle	1.05	1.04	1.12	1.05
Diluted net income per common share	.99	1.04	1.12	1.05

*	In 2005, Torchmark recorded settlements on three significant legal matters. The first settlement related to the Waddell & Reed litigation and resulted in $13.5 million of additional revenue in the second quarter. The other two cases were Torchmark’s race-distinct mortality/dual-pricing litigation and its class-action cancer case. These two cases involved charges of $4 million in the second quarter and $11 million in the fourth quarter. The after-tax effect of these items was a positive $6 million in the second quarter and a charge of $7 million in the fourth quarter. Also in the fourth quarter of 2005, Torchmark recorded a $16 million settlement benefit from an Internal Revenue Service examination covering several years. More information on these litigation and tax settlements is provided in Note 8—Income Taxes and Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements.

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

As of the end of the fiscal quarter completed December 31, 2005, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

As of the date of this Form 10-K for the fiscal year and the quarter ended December 31, 2005, there have not been any significant changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

Management evaluated the Company’s internal control over financial reporting, and based on its assessment, believes that the Company maintained effective internal control over financial reporting as of December 31, 2005. The Company’s independent audit firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as stated in their report which is included herein.

/s/ Mark S. McAndrew
Mark S. McAndrew Chief Executive Officer

/s/ Gary L. Coleman
Gary L. Coleman Executive Vice President and Chief Financial Officer

February 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Torchmark Corporation

Birmingham, Alabama

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Torchmark Corporation and subsidiaries (“Torchmark”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Torchmark’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Torchmark’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Torchmark maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Torchmark maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 of Torchmark and our report dated February 27, 2006 expressed an unqualified opinion on those financial statements and financial statement schedules.

DELOITTE & TOUCHE LLP

Dallas, Texas

February 27, 2006

Item 9B. Other Information

On December 13, 2005, the Compensation Committee of the Board of Directors of Torchmark awarded certain stock options pursuant to the Torchmark Corporation 2005 Incentive Plan in the forms of Stock Option Grant Agreements filed as Exhibits 10.36 and 10.37 to this Form 10-K.

PART III

Item 10.    Directors and Executive Officers of Registrant

Information required by this item is incorporated by reference from the sections entitled “Election of Directors,” “Profiles of Directors and Nominees,” “Executive Officers,” “Audit Committee Report,” “Governance Guidelines and Codes of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Securities Exchange Act in the Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2006 (the Proxy Statement), which is to be filed with the Securities and Exchange Commission.

Item 11.    Executive Compensation

Information required by this item is incorporated by reference from the section entitled Compensation and Other Transactions with Executive Officers and Directors in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners of Management

(a)	Equity Compensation Plan Information As of December 31, 2005

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	9,912,735	$49.33	916,483

Equity compensation plans not approved by security holders	0	0	0

Total	9,912,735	$49.33	916,483

(b)	Security ownership of certain beneficial owners:

Information required by this item is incorporated by reference from the section entitled “Principal Stockholders” in the Proxy Statement.

(c)	Security ownership of management:

Information required by this item is incorporated by reference from the section entitled “Stock Ownership” in the Proxy Statement.

(d)	Changes in control:

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

PART IV

Item 15.    Exhibits, Financial Statements Schedules, and Reports on Form 8-K

Index of documents filed as a part of this report:

Page of this report
Financial Statements:

Torchmark Corporation and Subsidiaries:
Report of Independent Registered Public Accounting Firm	45
Consolidated Balance Sheets at December 31, 2005 and 2004	46
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2005	47
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2005	48
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2005	49
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005	50
Notes to Consolidated Financial Statements	51
Schedules Supporting Financial Statements for each of the three years in the period ended December 31, 2005:
II. Condensed Financial Information of Registrant (Parent Company)	101
IV. Reinsurance (Consolidated)	105
Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X.

EXHIBITS

Page of this Report
3.1	Restated Certificate of Incorporation of Torchmark Corporation, as amended (incorporated by reference from Exhibit 3(i) to Form 10-K for the fiscal year ended December 31, 2000)

3.2	By-Laws of Torchmark Corporation, as amended (incorporated by reference from Exhibit 3.2 to Form 8-K dated May 4, 2005)

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4(a) to Form 10-K for the fiscal year ended December 31, 1989)

4.2	Trust Indenture dated as of February 1, 1987 between Torchmark Corporation and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4(b) to Form S-3 for $300,000,000 of Torchmark Corporation Debt Securities and Warrants (Registration No. 33-11816))

4.3	Junior Subordinated Indenture, dated November 2, 2001, between Torchmark Corporation and The Bank of New York defining the rights of the 7 3/4% Junior Subordinated Debentures (incorporated by reference from Exhibit 4.3 to Form 8-K dated November 2, 2001)

4.4	Supplemental Indenture, dated as of December 14, 2001, between Torchmark, BankOne Trust Company, National Association and The Bank of New York, supplementing the Indenture Agreement dated February 1, 1987 (incorporated herein by reference to Exhibit 4(b) to Torchmark’s Registration Statement on Form S-3 (File No. 33-11716), and defining the rights of the 6 1/4% Senior Notes (incorporated by reference from Exhibit 4.1 to Form 8-K dated December 14, 2001)

10.1	Torchmark Corporation and Affiliates Retired Lives Reserve Agreement, as amended, and Trust (incorporated by reference from Exhibit 10(b) to Form 10-K for the fiscal year ended December 31, 1991)*

10.2	Capital Accumulation and Bonus Plan of Torchmark Corporation, as amended, (incorporated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1988)*

10.3	Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1992)*

10.4	Credit Agreement dated as of November 18, 2004 among Torchmark Corporation, as the Borrower, TMK Re, Ltd., as a Loan Party, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, J.P. Morgan Bank, N.A., KeyBank National Association, Regions Bank and SunTrust Bank as Co-Syndication Agents and the other lenders party thereto (incorporated by reference from Exhibit 10.01 to Form 8-K dated November 23, 2004)

10.5	Certified Copy of Resolution Regarding Director Retirement Benefit Program (incorporated by reference from Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1999)*

10.6	Torchmark Corporation Restated Deferred Compensation Plan for Directors, Advisory Directors, Directors Emeritus and Officers, as amended (incorporated by reference from Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1992)*

10.7	The Torchmark Corporation 1987 Stock Incentive Plan (incorporated by reference from Exhibit 10(f) to Form 10-K for the fiscal year ended December 31, 1998)*

10.8	General Agency Contract between Liberty National Life Insurance Company and First Command Financial Services, Inc., (formerly known as Independent Research Agency For Life Insurance, Inc.) (incorporated by reference from Exhibit 10(i) to Form 10-K for the fiscal year ended December 31, 1990)

Page of this Report

10.9	Amendment to General Agency Contract between First Command Financial Services and Liberty National Life Insurance Company (incorporated by reference from Exhibit 10.1 to Form 10-Q for the First Quarter 2005)**

10.10	Form of Deferred Compensation Agreement Between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Eligible to Participate in the Torchmark Corporation and Affiliates Retired Lives Reserve Agreement and to Retire Prior to December 31, 1986 (incorporated by reference from Exhibit 10(k) to Form 10-K for the fiscal year ended December 31, 1991)*

10.11	Form of Deferred Compensation Agreement between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Eligible to Participate in the Torchmark Corporation and Affiliates Retired Lives Reserve Agreement and Not Eligible to Retire Prior to December 31, 1986 (incorporated by reference from Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 1991)*

10.12	Form of Deferred Compensation Agreement Between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Not Eligible to Participate in Torchmark Corporation and Affiliates Retired Lives Reserve Agreement (incorporated by reference from Exhibit 10(j) to Form 10-K for the fiscal year ended December 31, 1991)*

10.13	Torchmark Corporation Supplemental Savings and Investment Plan (incorporated by reference from Exhibit 10(m) to Form 10-K for the fiscal year ended December 31, 1992)*

10.14	Service Agreement, dated as of January 1, 1991, between Torchmark Corporation and Liberty National Life Insurance Company (prototype for agreements between Torchmark Corporation and other principal operating subsidiaries) (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1992)

10.15	The Torchmark Corporation Pension Plan (incorporated by reference from Exhibit 10(o) to Form 10-K for the fiscal year ended December 31, 1992)*

10.16	The Torchmark Corporation 1998 Stock Incentive Plan (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1998)*

10.17	The Torchmark Corporation Savings and Investment Plan (incorporated by reference from Exhibit 10(s) to Form 10-K for the fiscal year ended December 31, 1992)*

10.18	The Torchmark Corporation Annual Management Incentive Plan (incorporated by reference from Exhibit 10(p) to Form 10-K for the fiscal year ended December 31, 2004)

10.19	Coinsurance and Servicing Agreement between Security Benefit Life Insurance Company and Liberty National Life Insurance Company, effective as of December 31, 1995 (incorporated by reference from Exhibit 10(u) to Form 10-K for the fiscal year ended December 31, 1995)

10.20	Torchmark Corporation 1996 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10(w) to Form 10-K for the fiscal year ended December 31, 1996)*

10.21	Torchmark Corporation 1996 Executive Deferred Compensation Stock Option Plan (incorporated by reference from Exhibit 10(x) to Form 10-K for the fiscal year ended December 31, 1996)*

10.22	The Liberty National Life Insurance Company Pension Plan for Non-Commissioned Employees (incorporated by reference from Exhibit 10(v) to Form 10-K for the fiscal year ended December 31, 1999)*

Page of this Report

10.23	Receivables Purchase Agreement dated as of December 21, 1999, as Amended and Restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation and Bank One, NA (incorporated by reference from Exhibit 10(x) to Form 10-K for the fiscal year ended December 31, 2000)

10.24	Amendment dated as of August 31, 2001 to Receivables Purchase Agreement dated as of December 21, 1999 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation and BankOne, N.A. (incorporated by reference from Exhibit 10(y) to Form 10-K for the fiscal year ended December 31, 2001)

10.25	Amendment No. 2 dated as of August 30, 2002 to Receivables Purchase Agreement dated as of December 21, 1999 as amended and restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company Preferred Receivables Funding Corporation and Bank One, N.A. (incorporated by reference from Exhibit 10(y) to Form 10-K for the fiscal year ended December 31, 2003)

10.26	Amendment No. 3 dated as of October 24, 2002 to Receivables Purchase Agreement dated as of December 21, 1999 as amended and restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation, certain financial institutions parties thereto, and Bank One, N.A. (incorporated by reference from Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004)

10.27	Amendment No. 4 dated as of August 28, 2003 to Receivables Purchase Agreement dated as of December 21, 1999 as amended and restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation, certain financial institutions parties thereto, and Bank One, N.A. (incorporated by reference from Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2004)

10.28	Amendment No. 5 dated as of August 27, 2004 to Receivables Purchase Agreement dated as of December 21, 1999 as amended and restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation, certain financial institutions parties thereto, and Bank One, N.A. (incorporated by reference from Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2004)

10.29	Amendment No. 6 dated as of August 26, 2005 to Receivables Purchase Agreement dated as of December 21, 1999 as amended and restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation, certain financial institutions party thereto, and JPMorgan Chase Bank, National Association, Successor by Merger to Bank One, N.A. (incorporated by reference from Exhibit 10.1 to Form 8-K dated August 31, 2005)

10.30	Form of Retirement Life Insurance Benefit Agreement ($1,995,000 face amount limit) (incorporated by reference from Exhibit 10(z) to Form 10-K for the fiscal year ended December 31, 2001)*

10.31	Form of Retirement Life Insurance Benefit Agreement ($495,000 face amount limit) (incorporated by reference from Exhibit 10(aa) to Form 10-K for the fiscal year ended December 31, 2001)*

10.32	Payments to Directors*

10.33	Form of non-formula based Director Stock Option Agreement pursuant to Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 10-Q for the First Quarter 2005)*

Page of this Report

10.34	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (Section 16(a) (restoration)) (incorporated by reference from Exhibit 10.3 to Form 10-Q for the First Quarter 2005)*

10.35	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (restoration general) (incorporated by reference from Exhibit 10.4 to Form 10-Q for the First Quarter 2005)*

10.36	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (bonus)*

10.37	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (regular vesting)*

10.38	Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated May 4, 2005)*

10.39	Torchmark Corporation 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 8-K dated May 4, 2005)*

10.40	Form of Deferred Compensation Stock Option Grant Agreement pursuant to the Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.3 to Form 8-K dated May 4, 2005)*

(11)	Statement re computation of per share earnings	100

(12)	Statement re computation of ratios

(20)	Proxy Statement for Annual Meeting of Stockholders to be held April 27, 2006

(21)	Subsidiaries of the registrant	100

(23)(a)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated March 2, 2006, into Form S-8 of The Torchmark Corporation Savings and Investment Plan (Registration No. 2-76378)

(b)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated March 2, 2006, into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 1996 Non-Employee Director Stock Option Plan (Registration No. 2-93760)

(c)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated March 2, 2006, into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 1987 Stock Incentive Plan (Registration No. 33-23580)

(d)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated March 2, 2006, into Form S-8 and the accompanying Form S-3 Prospectus of The Capital Accumulation and Bonus Plan of Torchmark Corporation (Registration No. 33-1032)

(e)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated March 2, 2006, into Form S-8 of the Liberty National Life Insurance Company 401(k) Plan (Registration No. 33-65507)

(f)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated March 2, 2006, into Form S-8 and accompanying Form S-3 Prospectus of the Torchmark Corporation 1996 Executive Deferred Compensation Stock Option Plan (Registration No. 333-27111)

(g)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated March 2, 2006 into Form S-8 of the Profit Sharing and Retirement Plan of Liberty National Life Insurance Company (Registration No. 333-83317)

Page of this Report

(h)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated March 2, 2006 into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 1998 Stock Incentive Plan (Registration No. 333-40604)

(i)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated March 2, 2006 into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 2005 Incentive Plan (Registration No. 333-125409)

(j)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated March 2, 2006 into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 2005 Non-Employee Director Incentive Plan (Registration No. 333-125400)

(24)	Powers of attorney

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Mark S. McAndrew

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

(32.1)	Section 1350 Certification by Mark S. McAndrew and Gary L. Coleman

*	Compensatory plan or arrangement.
**	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

Exhibit 11. Statement re computation of per share earnings

TORCHMARK CORPORATION

COMPUTATION OF EARNINGS PER SHARE

	Twelve Months Ended December 31,
	2005	2004	2003
Net Income before cumulative effect of change in accounting principle	$495,390,000	$475,718,000	$430,141,000
Cumulative effect of change in accounting principle (net of applicable tax)	-0-	(7,163,000)	-0-

Net Income	$495,390,000	$468,555,000	$430,141,000

Basic weighted average shares outstanding	104,735,466	110,106,078	114,836,778
Diluted weighted average shares outstanding	105,751,413	111,907,788	115,377,155
Basic earnings per share:
Net Income before cumulative effect of change in accounting principle	$4.73	$4.32	$3.75
Cumulative effect of change in accounting principle (net of applicable tax)	-0-	(.06)	-0-

Net Income	$4.73	$4.26	$3.75

Diluted earnings per share:
Net Income before cumulative effect of change in accounting principle	$4.68	$4.25	$3.73
Cumulative effect of change in accounting principle (net of applicable tax)	-0-	(.06)	-0-

Net Income	$4.68	$4.19	$3.73

Exhibit 21. Subsidiaries of the Registrant

The following table lists subsidiaries of the registrant which meet the definition of “significant subsidiary” according to Regulation S-X:

Company	State of Incorporation	Name Under Which Company Does Business
American Income Life Insurance Company	Indiana	American Income Life Insurance Company
Globe Life And Accident Insurance Company	Delaware	Globe Life And Accident Insurance Company
Liberty National Life Insurance Company	Alabama	Liberty National Life Insurance Company
United American Insurance Company	Delaware	United American Insurance Company
United Investors Life Insurance Company	Missouri	United Investors Life Insurance Company

All other exhibits required by Regulation S-K are listed as to location in the “Index of documents filed as a part of this report” on pages 95 through 99 of this report. Exhibits not referred to have been omitted as inapplicable or not required.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2005	2004
Assets:
Investments:
Long-term investments	$10,365	$27,620
Short-term investments	21,035	10,544

Total investments	31,400	38,164
Investment in affiliates	4,299,039	4,233,040
Taxes receivable	5,248	-0-
Other assets	43,819	55,901

Total assets	$4,379,506	$4,327,105

Liabilities and shareholders’ equity:
Liabilities:
Short-term debt	$381,505	$170,354
Long-term debt	353,263	540,046
Due to affiliates	171,791	156,964
Taxes payable	-0-	4,847
Other liabilities	40,179	35,050

Total liabilities	946,738	907,261

Shareholders’ equity:
Preferred stock	351	351
Common stock	104,875	108,784
Additional paid-in capital	859,224	835,397
Accumulated other comprehensive income	269,084	405,916
Retained earnings	2,621,552	2,462,513
Treasury stock	(422,318)	(393,117)

Total shareholders’ equity	3,432,768	3,419,844

Total liabilities and shareholders’ equity	$4,379,506	$4,327,105

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Year Ended December 31,
	2005	2004	2003
Net investment income	$16,499	$15,283	$15,241
Realized investment gains (losses)	419	13,062	6,734
Other income	13,482	-0-	-0-

Total revenue	30,400	28,345	21,975

General operating expenses	9,986	9,321	10,020
Reimbursements from affiliates	(10,392)	(10,296)	(10,596)
Interest expense	60,997	56,070	56,352

Total expenses	60,591	55,095	55,776

Operating income (loss) before income taxes and equity in earnings of affiliates	(30,191)	(26,750)	(33,801)
Income taxes	21,493	10,359	13,118

Net operating loss before equity in earnings of affiliates	(8,698)	(16,391)	(20,683)
Equity in earnings of affiliates	504,088	484,946	450,824

Net income	$495,390	$468,555	$430,141

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash provided from (used for) operations before dividends from subsidiaries	$4,754	$(13,391)	$21,997
Cash dividends from subsidiaries	365,458	345,945	313,682

Cash provided from operations	370,212	332,554	335,679

Cash provided from (used for) investing activities:
Disposition of investments	1,540	659	479
Loans to subsidiaries	(79,000)	(62,700)	(14,000)
Repayments on loans to subsidiaries	79,000	62,700	14,000
Net decrease (increase) in temporary investments	(10,491)	14,328	(15,822)
Additions to properties	(55)	(13)	(37)

Cash provided from (used for) investing activities	(9,006)	14,974	(15,380)

Cash provided from (used for) financing activities:
Issuance of debt	31,299	-0-	-0-
Repayments of debt	-0-	(12,094)	(19,031)
Issuance of stock	217,257	26,123	10,525
Acquisitions of treasury stock	(554,946)	(285,226)	(225,273)
Borrowings from subsidiaries	128,000	85,100	116,600
Repayment on borrowings from subsidiaries	(113,200)	(89,400)	(136,000)
Payment of dividends	(69,616)	(72,031)	(67,120)

Cash provided from (used for) financing activities	(361,206)	(347,528)	(320,299)

Net decrease in cash	-0-	-0-	-0-
Cash balance at beginning of period	-0-	-0-	-0-

Cash balance at end of period	$-0-	$-0-	$-0-

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Amounts in thousands)

Note A—Dividends from Subsidiaries

Cash dividends paid to Torchmark from the consolidated subsidiaries were as follows:

	2005	2004	2003
Consolidated subsidiaries	$365,458	$345,945	$313,682

Note B—Supplemental Disclosures of Cash Flow Information

The following table summarizes noncash transactions, which are not reflected on the Condensed Statements of Cash Flows:

	Year Ended December 31,
	2005	2004	2003
Paid-in capital from tax benefit for stock option exercises	$8,115	$1,103	$-0-
Other stock-based compensation not involving cash	1,375	918	1,026

The following table summarizes certain amounts paid (received) during the period:

	Year Ended December 31,
	2005	2004	2003
Interest paid*	$47,706	$42,813	$48,508
Income taxes received	(19,513)	(15,725)	(16,464)

*	The interest cost reductions resulting from the cash settlements of Torchmark’s interest-rate swaps are netted against realized investment losses.

Note C—Special Items

Other income includes $13.5 million from a legal settlement which was recorded in the second quarter of 2005. Income taxes in 2005 include the Parent Company’s portion of an $11 million settlement benefit from an Internal Revenue Service examination covering several years. More information on the tax settlement is provided in Note 8—Income Taxes in the Notes to Consolidated Financial Statements. The litigation settlement is disclosed in Note 1—Significant Accounting Policies in those notes.

See accompanying Report of Independent Registered Public Accounting Firm.

TORCHMARK CORPORATION

SCHEDULE IV. REINSURANCE (CONSOLIDATED)

(Amounts in thousands)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the Year Ended December 31, 2005:
Life insurance in force	$137,086,106	$1,564,944	$2,146,473	$137,667,635	1.6%

Premiums:*
Life insurance	$1,398,402	$7,479	$20,164	$1,411,087	1.4%
Health insurance	1,018,838	3,981	0	1,014,857	0.0%

Total premium	$2,417,240	$11,460	$20,164	$2,425,944.8%

For the Year Ended December 31, 2004:
Life insurance in force	$132,450,148	$1,575,831	$2,189,851	$133,064,168	1.6%

Premiums:*
Life insurance	$1,321,514	$7,527	$20,888	$1,334,875	1.6%
Health insurance	1,051,536	4,030	1,160	1,048,666	0.1%

Total premium	$2,373,050	$11,557	$22,048	$2,383,541	0.9%

For the Year Ended December 31, 2003:
Life insurance in force	$124,514,661	$1,478,974	$2,222,421	$125,258,108	1.8%

Premiums:*
Life insurance	$1,231,657	$5,763	$19,993	$1,245,887	1.6%
Health insurance	1,038,709	4,678	0	1,034,031	0.0%

Total premium	$2,270,366	$10,441	$19,993	$2,279,918	0.9%

*	Excludes policy charges

See accompanying Report of Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 12 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORCHMARK CORPORATION

By:	/s/ MARK S. MCANDREW
Mark S. McAndrew,
Chairman and Chief Executive Officer and Director

By:	/s/ GARY L. COLEMAN
Gary L. Coleman, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Date: March 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHARLES E. ADAIR *	By:	/s/ JOSEPH L. LANIER, JR. *
	Charles E. Adair		Joseph L. Lanier, Jr.
	Director		Director

By:	/s/ DAVID L. BOREN *	By:	/s/ SAM R. PERRY *
	David L. Boren		Sam R. Perry
	Director		Director

By:	/s/ M. JANE BUCHAN *	By:	/s/ HAROLD T. MCCORMICK *
	M. Jane Buchan		Harold T. McCormick
	Director		Director

By:	/s/ JOSEPH M. FARLEY *	By:	/s/ LAMAR C. SMITH *
	Joseph M. Farley		Lamar C. Smith
	Director		Director

By:	/s/ ROBERT W. INGRAM *	By:	/s/ PAUL J. ZUCCONI *
	Robert W. Ingram		Paul J. Zucconi
	Director		Director

Date: March 3, 2006

*By:	/s/ GARY L. COLEMAN
Gary L. Coleman
Attorney-in-fact