Form 10-Q
period 2006-03-31
TORCHMARK CORP
filed 2006-05-05
CIK 320335

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2006

Commission File Number 1-8052

TORCHMARK CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	63-0780404
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 South Stonebridge Drive, McKinney, Texas	75070
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (972) 569-4000

2001 Third Avenue South, Birmingham, Alabama 35233

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

Large accelerated filer  ☒                        Accelerated filer  ☐                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT April 24, 2006
Common Stock, $1.00 Par Value	100,357,258

Index of Exhibits (Page 49).

Total number of pages included are 50.

TORCHMARK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2006 - $8,595,062 ; 2005 - $8,411,635)	$8,773,878	$8,836,642
Equity securities, at fair value (cost: 2006 - $45,797 ; 2005 - $45,797)	46,441	48,047
Policy loans	318,329	316,829
Other long-term investments, at fair value	64,604	71,570
Short-term investments	23,224	118,310

Total investments	9,226,476	9,391,398

Cash	6,342	19,297
Securities lending collateral	259,876	257,390
Accrued investment income	167,810	158,225
Other receivables	111,366	67,262
Deferred acquisition costs and value of insurance purchased	2,831,316	2,768,404
Goodwill	378,436	378,436
Other assets	179,088	168,100
Separate account assets	1,594,376	1,560,391

Total assets	$14,755,086	$14,768,903

Liabilities and Shareholders’ Equity

Liabilities:
Future policy benefits	$7,091,676	$7,001,052
Unearned and advance premiums	92,713	91,758
Policy claims and other benefits payable	277,795	257,771
Other policyholders’ funds	89,200	89,229

Total policy liabilities	7,551,384	7,439,810

Deferred and accrued income taxes	953,699	1,011,048
Securities lending obligation	259,876	257,390
Other liabilities	192,267	176,151
Short-term debt	469,362	381,505
Long-term debt (fair value: 2006 - $413,571 ; 2005 - $427,280)	353,131	353,263
Due to affiliates	156,577	156,577
Separate account liabilities	1,594,376	1,560,391

Total liabilities	11,530,672	11,336,135

Shareholders’ equity:
Preferred stock, par value $1 per share - Authorized 5,000,000 shares; outstanding: -0- in 2005 and in 2004	0	0
Common stock, par value $1 per share - Authorized 320,000,000 shares; outstanding: (2006 - 104,874,748 issued, less 4,281,150 held in treasury and 2005 - 104,874,748 issued, less 1,305,849 held in treasury)	104,875	104,875
Additional paid-in capital	511,691	508,713
Accumulated other comprehensive income (loss)	117,547	269,084
Retained earnings	2,727,336	2,621,552
Treasury stock, at cost	(237,035)	(71,456)

Total shareholders’ equity	3,224,414	3,432,768

Total liabilities and shareholders’ equity	$14,755,086	$14,768,903

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended March 31,
	2006	2005
Revenue:
Life premium	$380,869	$363,283
Health premium	316,080	267,310
Other premium	5,728	6,114

Total premium	702,677	636,707

Net investment income	153,389	149,176
Realized investment gains (losses)	(6,196)	(3,128)
Other income	7,138	239

Total revenue	857,008	782,994

Benefits and expenses:
Life policyholder benefits	250,546	240,276
Health policyholder benefits	223,339	177,199
Other policyholder benefits	6,269	6,698

Total policyholder benefits	480,154	424,173

Amortization of deferred acquisition costs	92,069	88,722
Commissions and premium taxes	40,560	37,193
Other operating expense	44,264	39,033
Interest expense	15,990	14,736

Total benefits and expenses	673,037	603,857

Income before income taxes	183,971	179,137
Income taxes	(63,697)	(61,294)

Net income	$120,274	$117,843

Basic net income per share:	$1.17	$1.11

Diluted net income per share:	$1.16	$1.09

Dividends declared per common share	$0.11	$0.11

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended March 31,
	2006	2005
Net income	$120,274	$117,843

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(254,688)	(121,108)
Less: reclassification adjustment for gains (losses) on securities included in net income	4,084	(223)
Less: reclassification adjustment for amortization of discount and premium	1,899	952
Less: foreign exchange adjustment on securities marked to market	908	1,255

Unrealized gains (losses) on securities	(247,797)	(119,124)
Unrealized gains (losses) on other investments	(1)	0
Unrealized gains (losses) adjustment to deferred acquisition costs	16,162	7,644
Foreign exchange translation adjustments	(1,475)	(1,155)

Other comprehensive income (loss), before tax	(233,111)	(112,635)

Income tax benefit (expense) related to other comprehensive income (loss)	81,574	39,423

Other comprehensive income (loss)	(151,537)	(73,212)

Comprehensive income (loss)	$(31,263)	$44,631

See accompanying Notes to Consolidated Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2006	2005
Cash provided from operations	$210,124	$261,103

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale - sold	28,748	4,878
Fixed maturities available for sale - matured, called, and repaid	68,480	111,040
Other long-term investments	3,996	967

Total investments sold or matured	101,224	116,885

Investments acquired:
Fixed maturities	(287,545)	(261,703)
Other long-term investments	(1,534)	(10,438)

Total investments acquired	(289,079)	(272,141)

Net (increase) decrease in short-term investments	95,086	71,920
Net effect of change in payable or receivable for securities	(14,549)	(46,155)
Disposition of properties	295	7
Additions to properties	(1,370)	(801)
Acquisitions of low-income housing tax credit interests	(14,314)	0

Cash used for investment activities	(122,707)	(130,285)

Cash provided from (used for) financing activities:
Issuance of common stock	8,734	1,013
Additions to debt	88,072	50,467
Tax benefit from stock option exercises	1,270	0
Acquisition of treasury stock	(177,735)	(172,494)
Cash dividends paid to shareholders	(11,395)	(11,875)
Net receipts (withdrawals) from deposit product operations	(9,318)	334

Cash used for financing activities	(100,372)	(132,555)

Net increase (decrease) in cash	(12,955)	(1,737)
Cash at beginning of year	19,297	10,651

Cash at end of period	$6,342	$8,914

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at March 31, 2006, and the consolidated results of operations, comprehensive income and cash flows for the periods ended March 31, 2006 and 2005.

Note B—Stock Options

Certain employees, directors, and consultants have been granted options to buy shares of Torchmark stock, generally at the market value of the stock on the date of grant, under the provisions of the Torchmark stock option plans. The options are exercisable during the period commencing from the date they vest until expiring according to the terms of the grant. Options generally expire the earlier of employee termination or option contract term, which ranges from seven to eleven years. Employee and consultant stock options generally vest one-half in two years and one-half in three years. Formula-based director grants generally vest in six months. Stock options awarded in connection with compensation deferrals by certain directors and executives generally vest over a range of six to ten years. All options vest immediately upon the attainment of age 65, subject to a minimum vesting period of one year for employees or six months for directors. Torchmark generally issues shares for the exercise of stock options from treasury stock. The Company generally uses the proceeds from option exercises to buy shares of Torchmark common stock in the open market to reduce the dilution from option exercises. The majority of Torchmark’s stock option grants are made annually in the fourth quarter.

As of January 1, 2006, Torchmark adopted revised Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 – Share-Based Payment (SFAS 123R). This Statement requires companies to recognize an expense in their financial statements for stock options based on the “fair value method.” The fair value method requires that a fair value be assigned to a stock option on its grant date and that this value be amortized over the grantees’ service period. Prior to January 1, 2006, Torchmark accounted for stock options in accordance with SFAS 123 – Accounting for Stock-Based Compensation as amended by SFAS 148 – Accounting for Stock-Based Compensation – Transition. These Statements permitted companies to choose between two methods of recording the expense for stock options in their financial statements; either the fair value method, or the “intrinsic value method,” in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. Under the intrinsic value method, compensation expense for

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note B—Stock Options (continued)

Torchmark’s option grants was only recognized if the exercise price of the employee stock option was less than the market price of the underlying stock on the date of grant. If a company elected to use the intrinsic value method, pro forma disclosures of earnings and earnings per share were required as if the fair value method of accounting had been applied. Torchmark previously elected to account for its stock options under the intrinsic value method and therefore computed and disclosed the required pro forma disclosures.

SFAS 123R provides for two alternative methods of adoption: the “modified retrospective” method and the “modified prospective” method. While the modified retrospective method permits restatement of prior periods for comparability, Torchmark has elected to apply the modified prospective method. The modified prospective method calls for unvested options as of January 1, 2006 and options granted after January 1, 2006 to be expensed in accordance with SFAS 123R after that date. Compensation expense under the fair value method for prior periods is not reflected in the financial statements of those periods but is disclosed on a pro forma basis in the Notes to the Financial Statements as previously reported. The table below presents Torchmark’s pro forma earnings information as if stock options issued prior to January 1, 2006, were expensed in prior periods.

Three Months Ended March 31, 2005
Net income as reported	$117,843
Stock-based compensation, as reported, net of tax benefit of $93	172
Effect of stock-based compensation, fair value method, net of tax benefit of $2,608	(4,843)

Pro forma net income	$113,172

Earnings per share:
Basic—as reported	$1.11

Basic—pro forma	$1.06

Diluted—as reported	$1.09

Diluted—pro forma	$1.04

The fair value method as outlined by SFAS 123R requires the use of an option valuation model to value employee stock options. Torchmark has elected to use the Black-Scholes valuation model for option expensing as it had done for previous pro forma

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note B—Stock Options (continued)

expense disclosures. A summary of assumptions for options granted in the first quarter of 2006 and 2005 is as follows:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Volatility factor	13.2%	16.8%
Dividend yield	.8%	.8%
Expected term (in years)	3.94	5.00
Risk-free rate	4.3%	3.6%

The adoption of SFAS 123R has not materially altered Torchmark’s methodology of computing option expense from that used to prepare the pro forma disclosures in previous years. Furthermore, at the present time, Torchmark does not plan to change its policies of stock option compensation with respect to the number of grants, terms, or alternative instruments as a result of the adoption of SFAS 123R. At this time, Torchmark anticipates that 2006 after-tax stock option expense will be approximately $4 million or $.04 per diluted share.

The effect of the adoption of SFAS 123R on selected line items is as follows for the three months ended March 31, 2006:

Increase (Decrease)
Stock option expense *	$1,707
Income before income taxes	(1,707)
Income tax (benefit)	(597)
Net income	(1,110)
Cash flow from operations	(1,270)
Cash flow from financing activities	1,270
Basic earnings per share	(.01)
Diluted earnings per share	(.01)

*	No stock option expense was capitalized.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note B—Stock Options (continued)

In the fourth quarter of 2005, the FASB issued FASB Staff Position No. 123R-3 (FSP123R3), providing an alternative method for accounting for income taxes related to stock option expensing. SFAS 123R requires that tax benefits for book purposes previously recorded in excess of actual tax benefits realized at the time of exercise, in addition to a cumulative pool of previously-realized actual tax benefits allowed by SFAS 123R, must be charged to income. The alternative described in FSP123R3 is a simplified method of computing this cumulative pool of actual tax benefits. Torchmark has elected the simplified alternative method. This election had no impact on Torchmark’s net income in the three months ended March 31, 2006.

A summary of option activity for the three-month period ended March 31, 2006 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	9,912,735	$49.33
Granted	70,708	55.75
Exercised	222,151	39.31
Forfeited or expired	21,549	51.17

Outstanding at March 31, 2006	9,739,743	$49.60	6.31	$73,005

Exercisable at March 31, 2006	8,041,620	$49.50	6.19	$61,129

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 was $9.46 per option compared with $10.63 per option in the prior period. The total intrinsic value of options exercised during the three months of 2006 was $3.6 million, compared with $498 thousand in the 2005 period.

Information about Torchmark’s unrecognized stock-based compensation at March 31, 2006 is as follows:

Unrecognized compensation	$11,840
Weighted average period of expected recognition (in years)	2.20

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note B—Stock Options (continued)

Cash received from the exercise of stock options was $8.7 million in the 2006 three months compared with $1.0 million in the 2005 period. The actual tax benefit was $1.3 million and $174 thousand in the 2006 and 2005 three months, respectively.

Note C—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended March 31,
	2006	2005
Basic weighted average shares outstanding	102,642,670	106,421,227
Weighted average dilutive options outstanding	878,538	1,856,711

Diluted weighted average shares outstanding	103,521,208	108,277,938

Antidilutive shares*	1,012,442	990,893

*	Antidilutive shares are excluded from the calculation of diluted earnings per share.

Unless otherwise specified, earnings per share data is assumed to be on a diluted basis.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Postretirement Benefit Plans

Components of Post-Retirement Benefit Costs

	Three Months ended March 31,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost - benefits earned during the period	$2,080	$1,905	$194	$196
Interest cost on benefit obligation	3,063	2,823	236	227
Expected return on assets	(3,811)	(3,586)	0	0
Amortization of prior service cost	9	9	0	0
Recognition of net actuarial (gain) loss	317	291	$(7)	$(74)

Net periodic pension cost	$1,658	$1,442	$423	$349

As of March 31, 2006, Torchmark contributed $5 million to pension plans. The Company plans to contribute a total amount not to exceed $20 million in 2006.

Note E—Business Segments

Torchmark is comprised of life insurance companies which market primarily individual life and supplemental health insurance products through niche distribution systems to middle income Americans. To a limited extent, the Company also markets annuities. Torchmark’s core operations are insurance marketing and underwriting, and management of its investments. Insurance marketing and underwriting is segmented by the types of insurance products offered: life, health and annuity. Management’s measure of profitability for each insurance segment is insurance underwriting margin, which is underwriting income before other income and insurance administrative expenses. It represents the profit margin on insurance products before administrative expenses, and is calculated by deducting net policy obligations, commissions and other acquisition expenses from premium revenue. Torchmark further views the profitability of each insurance product segment by the marketing groups that distribute the products of that segment: direct response, independent, or captive/career agencies.

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

As noted, Torchmark’s “core operations” are insurance and investment management. The insurance segments issue policies for which premiums are collected for the eventual payment of policy benefits. In addition to policy benefits, operating expenses are incurred including acquisition costs, administrative expenses, and taxes. Because life and health contracts can be long term, premium receipts in excess of current expenses are invested. Investment activities, conducted by the Investment segment, focus on seeking quality investments with a yield and term appropriate to support the insurance product obligations. These investments generally consist of fixed maturities, and, over the long term, the expected yields are taken into account when setting insurance premium rates and product profitability expectations. As a result, fixed maturities are generally held for long periods to support the liabilities, and Torchmark generally expects to hold investments until maturity. Dispositions of investments occur from time to time, generally as a result of credit deterioration, calls by issuers, or other factors the occurrence of which is usually beyond the control of management. Torchmark does not engage in trading investments for profit. As a result, realized gains and losses from the disposition of investments are incidental to operations and are not considered in insurance pricing or product profitability. While from time to time these realized gains and losses could be material to net income in the period in which they occur, they have an immaterial effect on the yield of the total investment portfolio. Further, because the proceeds of the disposals are reinvested in the portfolio, the disposals have little effect on the size of the portfolio and the income from the reinvestments is included in net investment income. Therefore, management removes realized investment gains and losses from results of core operations when evaluating the performance of the Company. For this reason, these gains and losses are excluded from Torchmark’s operating segments.

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

As described in Note B –Stock Options, Torchmark adopted accounting rule SFAS 123R at January 1, 2006 requiring stock option expensing. As a result, an expense for stock options has been reported in the Consolidated Statement of Operations for 2006 based on the fair value method specified by that Statement. There is no such expense charge in prior periods. Management considers stock option expense to be an expense of the Parent Company. Therefore, stock option expense is treated as a Corporate expense in Torchmark’s segment analysis.

Coverage under Torchmark’s Medicare Part D prescription drug plan for Medicare beneficiaries began January 1, 2006. For GAAP, Part D premiums are recognized evenly throughout the year when they become due but benefit costs are recognized when the costs are incurred. Due to the design of the Part D product, premiums are evenly distributed throughout the year, but benefit costs are much higher earlier in the year. As a result, under GAAP, benefit costs can exceed premiums in the first part of the year, but then be less than premiums during the remainder of the year. For segment reporting purposes, Torchmark has elected to defer $23.0 million excess benefits incurred in the first quarter to later periods in order to more closely match the benefit cost with the associated revenue. For the full year, the total premiums and benefits are expected to be the same under this alternative method as they are under GAAP. The Company’s presentation results in the underwriting margin percentage of each quarter reflecting the expected margin percentage for the full year. In addition, GAAP recognizes in each quarter a risk-sharing premium adjustment consistent with the contract as if the quarter represented an entire contract period. Torchmark did not include this $18.6 million GAAP adjustment in this quarter for segment reporting purposes because Torchmark does not anticipate receiving a risk-sharing adjustment at the end of the contract period and because its interim quarterly profit margins for Part D are based upon estimated full year profit margins.

In the first quarter of 2006, Torchmark received a pre-tax litigation settlement, net of expenses, of $6.3 million ($4.1 million after tax) from litigation regarding a subsidiary disposed of several years ago. Management removes this settlement receipt when analyzing its ongoing core results.

The following tables total the components of Torchmark’s operating segments and reconcile these operating results to its pretax income and each significant line item in its Consolidated Statements of Operations.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the three months ended March 31, 2006
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$380,869	$297,439	$5,728			$18,641	(1)	$702,677
Net investment income				$153,299		90	(2)	153,389
Other income					$1,126	6,012	(3,4)	7,138

Total revenue	380,869	297,439	5,728	153,299	1,126	24,743		863,204

Expenses:
Policy benefits	250,546	200,334	6,269			23,005	(1)	480,154
Required interest on reserves	(88,865)	(5,753)	(7,095)	101,713				0
Amortization of acquisition costs	100,969	31,343	3,634	(43,877)				92,069
Commissions and premium tax	19,347	21,526	9			(322	)(3)	40,560
Insurance administrative expense(5)					40,135			40,135
Parent expense					2,422			2,422
Stock option expense					1,707			1,707
Financing costs:
Debt				15,900		90	(2)	15,990
Benefit from interest rate swaps				(377)				(377)

Total expenses	281,997	247,450	2,817	73,359	44,264	22,773		672,660

Subtotal	98,872	49,989	2,911	79,940	(43,138)	1,970		190,544
Non-operating items						(1,970	)(1,4)	(1,970)

Measure of segment profitability (pretax)	$98,872	$49,989	$2,911	$79,940	$(43,138)	$0		188,574

Deduct applicable income taxes								(64,770)

Segment profits after tax								123,804

Add back income taxes applicable to segment profitability								64,770
Remove benefit from interest rate swaps (included in “Realized investment gains (losses)”)								(377)
Add (deduct) realized investment gains (losses)								(6,196)
Add net proceeds from legal settlement(4)								6,334
Deduct Part D adjustment(1)								(4,364)

Pretax income per Consolidated Statements of Operations								$183,971

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to adoption of FIN46R (accounting rule requiring deconsolidation of Trust Preferred Securities).
(3)	Elimination of intersegment commission, $322 thousand.
(4)	Legal settlement related to disposed subsidiary.
(5)	Administrative expenses are not allocated to insurance segments.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the three months ended March 31, 2005
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$363,283	$267,310	$6,114					$636,707
Net investment income				$149,086		$90	(1)	149,176
Other income					$606	(367	)(3)	239

Total revenue	363,283	267,310	6,114	149,086	606	(277)		786,122

Expenses:
Policy benefits	240,276	177,199	6,698					424,173
Required interest on reserves	(82,934)	(5,032)	(7,706)	95,672				0
Amortization of acquisition costs	94,996	30,319	4,170	(40,763)				88,722
Commissions and premium tax	18,178	19,368	14			(367	)(3)	37,193
Insurance administrative expense(2)					36,134			36,134
Parent expense					2,899			2,899
Financing costs:
Debt				14,646		90	(1)	14,736
Benefit from interest rate swaps				(2,864)				(2,864)

Total expenses	270,516	221,854	3,176	66,691	39,033	(277)		600,993

Measure of segment profitability (pretax)	$92,767	$45,456	$2,938	$82,395	$(38,427)	$0		185,129

Deduct applicable income taxes								(64,091)

Segment profits after tax								121,038

Add back income taxes applicable to segment profitability								64,091
Remove benefit from interest rate swaps (included in “Realized investment gaines (losses)”)								(2,864)
Add (deduct) realized investment gains (losses)								(3,128)

Pretax income per Consolidated Statements of Operations								$179,137

(1)	Reclassification of interest amount due to adoption of FIN46R (accounting rule requiring deconsolidaton of Trust Preferred Securities).
(2)	Administrative expenses are not allocated to insurance segments.
(3)	Elimination of intersegment commission, $367 thousand.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Three months ended March 31,		Increase (Decrease)
	2006	2005	Amount	%
Life insurance	$98,872	$92,767	$6,105	7
Health insurance	49,989	45,456	4,533	10
Annuity	2,911	2,938	(27)	(1)
Other insurance:
Other income	1,126	606	520	86
Administrative expense	(40,135)	(36,134)	(4,001)	11
Investment	79,940	82,395	(2,455)	(3)
Corporate and adjustments	(4,129)	(2,899)	(1,230)	42

Pretax total	188,574	185,129	3,445	2
Applicable taxes	(64,770)	(64,091)	(679)	1

After-tax total	123,804	121,038	2,766	2
Reconciling items:
Remove benefit from interest rate swaps (after tax) from Investment Segment	(245)	(1,862)	1,617
Realized gains (losses) (after tax)	(4,028)	(1,333)	(2,695)
Part D adjustment (after tax)	(2,836)	0	(2,836)
Tax settlement	(538)	0	(538)
Net proceeds from legal settlement (after tax)	4,117	0	4,117

Net Income	$120,274	$117,843	$2,431	2

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

The tables in Note E—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile Torchmark’s revenues and expenses by segment to its major income statement line items for the three-month periods ended March 31, 2006 and 2005. Additionally, this note provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles those measures to Torchmark’s net income. That summary is reproduced below from the Consolidated Financial Statements to present Torchmark’s overall operations in the manner that management views the business.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Three months ended March 31,		Increase (Decrease)
	2006	2005	Amount	%
Life insurance	$98,872	$92,767	$6,105	7
Health insurance	49,989	45,456	4,533	10
Annuity	2,911	2,938	(27)	(1)
Other insurance:
Other income	1,126	606	520	86
Administrative expenses	(40,135)	(36,134)	(4,001)	11
Investment	79,940	82,395	(2,455)	(3)
Corporate and adjustments	(4,129)	(2,899)	(1,230)	42

Pretax total	188,574	185,129	3,445	2
Applicable taxes	(64,770)	(64,091)	(679)	1

After-tax total	123,804	121,038	2,766	2
Reconciling items:
Remove benefit from interest rate swaps (after tax) from Investment Segment*	(245)	(1,862)	1,617
Realized gains (losses) (after tax)	(4,028)	(1,333)	(2,695)
Part D adjustment (after tax)	(2,836)	0	(2,836)
Tax settlement	(538)	0	(538)
Net proceeds from legal settlement (after tax)	4,117	0	4,117

Net income	$120,274	$117,843	$2,431	2

*	This item is included in Realized gains (losses) in the Consolidated Statements of Operations, but in the Segment analysis is included in the Investment segment.

A discussion of operations by each segment follows later in this report. These discussions compare the first three months of 2006 with the same period of 2005, unless otherwise noted.

Highlights, comparing the first three months of 2006 with the first three months of 2005. Net income per diluted share increased 6% to $1.16. Included in 2006 net income is $1.1 million of after-tax stock option expense or $.01 per share compared with zero for the prior period. Also included in net income are after-tax realized investment losses of $.04 per share in 2006 compared with $.01 per share in 2005. An offsetting component of investment losses in both periods was net cash settlements on interest-rate swaps, which increased 2005 investment gains by $.02 per share, but had no material effect on 2006 gains per share.

Torchmark management uses two statistical measures as indicators of product sales over the near term: “net sales” and “first-year collected premium.” Net sales is defined as annualized premium issued, net of cancellations in the first thirty days after issue, except in the case of Direct Response, where net sales is annualized premium issued at the time the first full premium is paid after any introductory offer has expired. Annualized premium issued is the gross premium expected to be received during the policies’ first year in force. Management believes that net sales is a useful indicator of the rate of acceleration of premium growth. First-year collected premium is defined as the premium collected during the reporting period for all policies in their first policy year. First-year collected premium takes lapses into account in the first policy year when lapses are more likely to occur, and thus is a useful indicator of how much new premium is expected to be added to premium income in the future.

Torchmark’s total premium income rose 10% to $703 million. Of this premium, $58 million related to Medicare Part D business which Torchmark commenced writing in 2006. Excluding the Part D premium, premium increased 1%. Total net sales, including Medicare Part D, rose 178% in 2006 from $110 million to $307 million. Excluding the Part D net sales of $184 million, net sales in 2006 rose 11% to $123 million. First-year collected premium rose 40%. However, excluding Part D collections of $39 million, 2006 first-year collected premium declined 1% to $95 million.

Life insurance premium income grew 5% to $381 million. Life net sales declined 2% to $68 million. First-year collected life premium declined 5% to $54 million. Life underwriting margins increased 7% to $99 million due primarily to premium growth in two of the four major life distribution groups.

Health insurance premium income, excluding Medicare Part D premium, declined 3% to $258 million. Health net sales, excluding Part D, rose 34% to $55 million, reflective of increased non-Medicare Supplement product sales. First-year collected health premium, excluding Part D, rose 6% to $40 million. Non-Part D Medicare Supplement net sales declined 19%, as competition in the Medicare Supplement market continues to be a challenge.

Coverage under Torchmark’s Medicare Part D prescription drug plan began on January 1, 2006. As management views this business, policyholder premium was $39.1 million and underwriting income was $3.6 million in the first quarter of 2006. A reconciliation between how management views Medicare Part D business and GAAP is found under the caption Medicare Part D in this report. Medicare Part D is a component of Torchmark’s health insurance segment.

Excess investment income per share increased 1% to $.77, but excess investment income declined $2 million to $80 million in the period. Net investment income increased 3% or $4 million, but was offset by a $3 million increase in interest on net insurance policy liabilities and a $4 million increase in financing costs as a result of higher short-term rates. (For more information, refer to the discussion under the caption Investments (excess investment income)).

Excess investment income continues to be restrained by lower long-term yields available for investment in recent periods while at the same time short-term rates have risen. Torchmark continues to make new investment acquisitions at yields lower than its average portfolio yield. Because the spread between short-term rates and long-term rates has narrowed in recent periods, Torchmark changed its investment strategy in mid-2005 from investing almost exclusively in long-term bonds to investing in a combination of long and short-term bonds. The yield earned on the fixed-maturity portfolio during the 2006 three months was 6.9%; however, the effective annual yield on new investments acquired during the 2006 period was 6.1%, compared with 6.5% in the prior-year period. The fixed-maturity portfolio at market value accounted for 95% of total investments at March 31, 2006.

Torchmark acquired 3.2 million shares of the Company’s common stock in the open market at a cost of $178 million ($55.59 average price per share) during the 2006 period. Of the $178 million, $168 million was from excess operating cash flow, which was used to repurchase 3.0 million shares, and $10 million was from the cash received from stock option exercises by current and former employees, including the Company’s tax benefits from the exercises. Proceeds from these option exercises were used to repurchase 178 thousand shares in order to minimize dilution from the exercises. The Company has an on-going share repurchase program which began in 1986 and was reaffirmed at the July 28, 2005 Board of Directors’ meeting. With no specified authorization amount, management determines the amount of repurchases based on the amount of the Company’s excess cash flow, general market conditions, and other alternative uses.

A detailed discussion of Torchmark’s operations follows.

Life insurance, comparing the first three months of 2006 with the first three months of 2005. Life insurance is Torchmark’s predominant segment, representing 54% of premium income and 65% of insurance underwriting margin in the first three months of 2006. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the Investment segment. Torchmark’s life insurance premium income increased 5% to $381 million. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,
	2006		2005		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%

Direct Response	$116,388	31	$105,302	29	$11,086	11
American Income Exclusive Agency	99,238	26	92,124	25	7,114	8
Liberty National Exclusive Agency	75,652	20	76,111	21	(459)	(1)
Military Agency	50,693	13	49,183	14	1,510	3
Other Agencies	38,898	10	40,563	11	(1,665)	(4)

Total Life Premium	$380,869	100	$363,283	100	$17,586	5

An indicator of new business production is net sales, as defined earlier in this report. Torchmark’s net sales of life insurance declined 2% from the same period of the prior year. An analysis of life net sales by distribution group is presented below.

Life Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,
	2006		2005		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$29,957	44	$28,892	42	$1,065	4
American Income Exclusive Agency	20,765	31	20,517	30	248	1
Liberty National Exclusive Agency	11,211	16	11,399	16	(188)	(2)
Military Agency	3,390	5	5,022	7	(1,632)	(32)
Other Agencies	2,513	4	3,564	5	(1,051)	(29)

Total Life Net Sales	$67,836	100	$69,394	100	$(1,558)	(2)

The impact on premium of net sales in the last twelve months is first-year collected premium. First- year collected life premium of $54 million decreased 5% from the prior-year period. First-year collected life premium by distribution group is presented in the table below.

Life Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,
	2006		2005		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$20,392	37	$19,585	34	$807	4
American Income Exclusive Agency	17,694	33	18,540	33	(846)	(5)
Liberty National Exclusive Agency	9,057	17	9,287	16	(230)	(2)
Military Agency	4,094	7	6,465	11	(2,371)	(37)
Other Agencies	3,141	6	3,539	6	(398)	(11)

Total	$54,378	100	$57,416	100	$(3,038)	(5)

The Direct Response operation is conducted through direct mail, co-op mailings and television solicitations. Direct Response’s life premium income rose 11% to $116 million, representing 31% of Torchmark’s total life premium, the largest contribution of any distribution system. Both net sales of $30 million and first-year collected premium of $20 million increased 4% over the prior year period.

A major market for the Direct Response channel is the sale of Direct Response life insurance to juveniles. Not only is the juvenile market an important source of sales, but it also is a vehicle to reach the parents and grandparents of the juvenile policyholders. Parents and grandparents of these juvenile policyholders are more likely to respond favorably to a Direct Response solicitation for life coverage on themselves than is the general adult population. Also, both the juvenile policyholders and their parents are low acquisition-cost targets for sales of additional coverage over time. Torchmark expects that sales to this demographic group will continue as one of Direct Response’s premier markets.

The American Income Exclusive Agency markets primarily to members of labor unions, but also to credit unions and other associations. This agency produced premium income of $99 million, an increase of 8%. Net sales rose 1% to $21 million while first-year collected premium declined 5% to $18 million. Net sales is a lead indicator to changes in sales volume relative to first-year collected premium, in that it takes twelve months to receive the full impact of premium growth for first-year collected premium. Growth in sales in Torchmark’s captive agencies is highly dependent on growing the size of the agency force. The American Income agent count stood at 2,257 at March 31, 2006, 11% higher than at 2005 year end (2,027) and 5% above the count a year earlier (2,145). This agency continues to emphasize the recruiting of new agents, focusing on a systematic, centralized internet recruiting program, and a new incentive program to reward growth in both recruiting and production.

The Liberty National Exclusive Agency markets life insurance to middle-income customers primarily in the Southeast, but has recently expanded into several other states. Life premium income was $76 million, decreasing slightly from the 2005 period. Both net sales and first-year collected premium declined 2% from the prior period, reflective of a decline in the number of agents from earlier periods. The Liberty Agency had 1,694 producing agents at March 31, 2006, compared with 1,781 at December 31, 2005 and 1,719 at March 31, 2005. As is the case with all of Torchmark’s captive agencies, building the size of the agency force is critical to increased sales and the growth in premium generated by those sales. The Liberty National agency is currently involved in a reorganization of its marketing leadership and has recently restructured its agent compensation system to provide greater reward to productive agents and to establish production minimums as incentives for marginal agents. Management believes that these changes will result in a more productive agency over the long-term.

The Military Agency is an independent agency comprised of former military officers who sell primarily to commissioned and non-commissioned military officers and their families. Life premium in the Military Agency rose 3% to $51 million. This agency’s sales have been under pressure as it reorganizes its non-life (non-Torchmark) products. This reorganization included reduced commission rates on non-Torchmark investment products, and resulted in a loss of 36% of this agency’s producing agents appointed with Torchmark over the past two years (27% since March 31, 2005). As a result, sales in this agency have fallen sharply. Net sales of $3.4 million declined 32% and first-year collected premium of $4.1 million decreased 37% over the prior year quarter.

The Other Agencies distribution systems offering life insurance include United American Independent and Branch Office Agencies (both of which predominately write health insurance), United Investors, and various minor distribution channels. The Other Distribution group contributed $39 million of life premium income to Torchmark, or 10% of Torchmark’s total.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Three months ended March 31,
	2006		2005		Increase
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$380,869	100	$363,283	100	$17,586	5
Net policy obligations	161,681	42	157,342	43	4,339	3
Commissions and acquisition expense	120,316	32	113,174	31	7,142	6

Insurance underwriting income before other income and administrative expense	$98,872	26	$92,767	26	$6,105	7

Life insurance underwriting income before insurance administrative expenses was $99 million, increasing 7%. As a percentage of life premium, underwriting margin was stable at 26%.

Health insurance, comparing the first three months of 2006 with the first three months of 2005. Health premium accounted for 45% of Torchmark’s total premium in the 2006 quarter, while the health underwriting margin accounted for 33% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. Torchmark’s health products are supplemental health plans that include a variety of limited-benefit health plans including hospital/surgical, cancer and accident plans sold to customers under age 65, as well as Medicare Supplements sold to Medicare enrollees. Beginning January 1, 2006, the Company also began providing coverage under a Medicare Part D prescription plan. Because Medicare Part D benefit loss ratios and underwriting ratios vary significantly from Torchmark’s other health products, Medicare Part D business will be shown as a separate health component and will be discussed separately in the analysis of the health segment.

Total health insurance premium for the 2006 period as management views it was $297 million, up 11%. Excluding Medicare Part D premium, it was $258 million, a 3% decline. Health premium accounted for 43% of total premium including Medicare Part D. Under management’s view, Medicare Part D premium was $39.1 million. A reconciliation between segment reporting for Part D and GAAP is discussed under the caption Medicare Part D in this report.

The table below is an analysis of Torchmark’s health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,
	2006		2005		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency	$110,427	43	$119,207	44	$(8,780)	(7)
United American Branch Office Agency	85,836	33	82,626	31	3,210	4
Liberty National Exclusive Agency	35,484	14	40,399	15	(4,915)	(12)
American Income Exclusive Agency	16,060	6	15,348	6	712	5
Direct Response	10,492	4	9,730	4	762	8

Subtotal	258,299	100	267,310	100	(9,011)	(3)

Medicare Part D	39,140		0		39,140

Total Health Premium *	$297,439		$267,310		$30,129	11

*	Excludes $18.6 million government Medicare Part D claim reimbursements eligible under risk-sharing arrangement in 2006.

Presented below is a table of health net sales by distribution method.

Health Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,
	2006		2005		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Branch Office Agency	$34,124	62	$18,644	45	$15,480	83
United American Independent Agency	13,157	24	14,155	35	(998)	(7)
Liberty National Exclusive Agency	3,051	6	3,192	8	(141)	(4)
American Income Exclusive Agency	2,806	5	2,792	7	14	1
Direct Response	1,820	3	2,197	5	(377)	(17)

Subtotal	54,958	100	40,980	100	13,978	34

Medicare Part D	183,826		0		183,826

Total Health Net Sales	$238,784		$40,980		$197,804	483

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,
	2006		2005		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Branch Office Agency	$21,901	54	$15,938	42	$5,963	37
United American Independent Agency	11,776	29	14,711	39	(2,935)	(20)
American Income Exclusive Agency	2,820	7	3,020	8	(200)	(7)
Liberty National Exclusive Agency	2,550	7	2,491	6	59	2
Direct Response	1,282	3	1,744	5	(462)	(26)

Subtotal	40,329	100	37,904	100	2,425	6

Medicare Part D	39,140		0		39,140

Total	$79,469		$37,904		$41,565	110

Below is an analysis of health net sales by product type.

Health Insurance

Net Sales by Product Type

(Dollar amounts in thousands)

	Three months ended March 31,
	2006		2005		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Limited-benefit plans	$45,439	83	$29,264	71	$16,175	55
Medicare Supplement	9,519	17	11,716	29	(2,197)	(19)

Subtotal	54,958	100	40,980	100	13,978	34

Medicare Part D	183,826		0		183,826

Total	$238,784		$40,980		$197,804	483

The following table is an additional presentation of first-year collected health premium by product type.

Health Insurance

First-Year Collected Premium by Product Type

(Dollar amounts in thousands)

	Three months ended March 31,
	2006		2005		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Limited-benefit plans	$31,725	79	$26,363	70	$5,362	20
Medicare Supplement	8,604	21	11,541	30	(2,937)	(25)

Subtotal	40,329	100	37,904	100	2,425	6

Medicare Part D	39,140		0		39,140

Total	$79,469		$37,904		$41,565	110

Health insurance, excluding Medicare Part D. In recent periods, Torchmark has emphasized the sale of limited-benefit health insurance products rather than Medicare Supplement insurance, as customer demand for the limited-benefit hospital/surgical plans has increased and price competition and decreased demand for Medicare Supplements has caused reduced sales of that product. Even though Medicare Supplement remains Torchmark’s dominant health product in terms of premium income, the contribution to premium of other health products has increased rapidly. Medicare Supplement represented 58% of total health premium income for the three months through March 2006, compared with 61% a year earlier. In addition, non-Medicare Supplement first-year collected premium was 79% of health collections in the 2006 period, compared with 70% in the 2005 period, reflecting the change in product mix in sales of health insurance business. Non-Medicare health net sales accounted for 83% of sales, compared with 71% in the prior period.

The United American (UA) Branch Office and Independent Agencies are the predominant distributors of health products, primarily limited-benefit hospital/surgical plans. These agencies accounted for $196 million or 76% of Torchmark’s 2006 health premium income, exclusive of Part D premium. In recent periods, the focus of these agencies has been away from Medicare Supplements toward an increased emphasis on limited-benefit hospital/surgical policies sold to customers under age 65. Accordingly, these agencies have expanded their product lines as increased consumer demand for under-age-65 supplemental health products has resulted from the growing unavailability of individual major medical plans and decreased coverage offered by employers.

The UA Branch Office focuses on sales of limited-benefit hospital/surgical plans. In 2006, premium from these limited-benefit health products grew 48% to $32 million, surpassing the contribution of the UA Independent Agency. However, declines of 12% in premium for the Medicare Supplement product caused total health premium at this distribution channel to increase only 4%.

As is the case with all of Torchmark’s captive agency forces, growing the number of agents is critical to growth in sales. The UA Branch Office Agency has had ongoing recruiting initiatives, and as a result, this agency grew 35% over the prior year to 2,391 producing agents at March 31, 2006 from 1,777 agents a year earlier. The Agency opened nine new branches in the quarter for a total of 105.

The UA Independent Agency consists of over 27,000 independent agencies which also sell for other companies. Historically, this agency group was dominated by one very large agency, producing the majority of sales. In the past, this one agency was a dominant writer of under-age-65 health products for Torchmark. In 2005, however, that agency experienced a disruption in recruiting and training programs resulting in a decline in producing agents. While a decline in overall health premium and sales was experienced in the UA Independent Agency, other supplemental health product premium was flat at $26 million in 2006 compared with the prior period. On the other hand, Medicare Supplement continues to decline, as Medicare premium income for this group fell 9% to $84 million from $93 million.

Other agencies. Certain of Torchmark’s other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they account for 24% of health premium. The Liberty National Agency markets primarily limited-benefit cancer products. American Income also markets a variety of limited-benefit plans, primarily accident. The Direct Response group markets primarily Medicare Supplements to employer or union sponsored groups.

Medicare Part D. Coverage under Torchmark’s Medicare Part D prescription drug plan for Medicare beneficiaries began January 1, 2006. At April 17, 2006, the Company had 153 thousand enrollees that had been confirmed by the Centers for Medicare and Medicaid Services (CMS), with additional enrollments to continue through May 15, 2006, for those who became eligible to join January 1, 2006. Details of the Company’s plan are at www.uamedicarepartd.com.

As described in Note E—Business Segments, Torchmark reports its Medicare Part D business for segment analysis purposes as it views the business, in which expected full-year benefits are matched with the related premium income which is received evenly throughout the policy year. At this time, management believes that 2006 full-year benefits will approximate 80% of premium. Also described in Note E are the differences between the segment analysis and GAAP. Due to the design of the Medicare Prescription Drug product, claims are expected to be heaviest early in the calendar year. Management believes that the use of the full-year loss ratio is an appropriate measure for interim results, and also that these reporting differences will arise only on an interim basis and will diminish at the end of a full year. Medicare Part D underwriting results are summarized in the following chart, with corresponding adjustments for GAAP.

Summary of Medicare Part D Results

(Dollar amounts in thousands)

	Per Segment Analysis	% of Premium	Adjustments	GAAP
Premium	$39,140	100	$18,641	$57,781

Policy obligations	31,234	80	23,005	54,239
Pharmacy Benefit Manager fees	3,133	8		3,133
Amortization of acquisition costs	1,174	3		1,174

Insurance underwriting income before other income and administrative expense	$3,599	9	$(4,364)	$(765)

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Three months ended March 31, 2006
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$258,299	100	$39,140	100	$297,439	100
Net policy obligations	163,347	63	31,234	80	194,581	65
Commissions and acquisition expense	48,562	19	4,307	11	52,869	18

Insurance underwriting income before other income and administrative expense	$46,390	18	$3,599	9	$49,989	17

	Three months ended March 31, 2005
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$267,310	100	$0	0	$267,310	100
Net policy obligations	172,167	64	0	0	172,167	64
Commissions and acquisition expense	49,687	19	0	0	49,687	19

Insurance underwriting income before other income and administrative expense	$45,456	17	$0	0	$45,456	17

*	Health other than Medicare Part D.

Underwriting margins for health insurance, excluding Part D margin, improved 2% to $46 million, even though premium declined 3%. As a percentage of health premium, underwriting margins rose from 17% to 18%. Liberty’s health margin as a percentage of premium improved from 13% to 21% and was the primary contributor to margin growth. In the first quarter of 2005, Liberty settled a class-action lawsuit involving a closed block of Liberty National cancer policies. This settlement had the effect of reducing premiums on this closed block of cancer business but improved underwriting margins by reducing policy obligations on this block going forward. The 12% decline in health premium at Liberty shown in the Health Premium Income chart above is also reflective of the implementation of that settlement.

Annuities, comparing the first three months of 2006 with the first three months of 2005. Torchmark markets both fixed and variable annuities. Annuity revenue represents less than 1% of Torchmark’s total premium income and annuity underwriting income represents less than 2% of the total. Torchmark has previously announced that the sale of annuities is not a major component of its marketing strategy.

Operating expenses, comparing the first three months of 2006 with the first three months of 2005. Operating expenses consist of insurance administrative expenses and parent company expenses. They also include stock option expense, which Torchmark views as a parent company expense. Insurance administrative expenses are primarily a function of premium for a given period; therefore, Torchmark measures those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Three months ended March 31,
	2006				2005
	Amount	% Increase	% of Premium	% of Revenue	Amount	% Increase	% of Premium	% of Revenue
Insurance administrative expense	$40,135	11.1	5.7		$36,134	3.9	5.7
Parent company expense	2,422				2,899
Stock option expense	1,707				0

Total operating expenses	$44,264	13.4		5.2	$39,033	4.8		5.0

Both insurance administrative expenses and total expenses increased over the prior year period. Administrative expenses of the Medicare Part D program accounted for approximately $1.6 million of the increase. Stock option expense, recorded in 2006 but not in 2005, accounted for $1.7 million of the increase in total operating expense. The remainder of the increase was primarily due to increased salary and other employee costs. Excluding both Medicare Part D expense and stock option expense, total expense would have increased 4.9%. Total expense, adjusted for Part D and stock options, as a percentage of total revenue, excluding Part D premium, would have been 5.1%.

Investments (excess investment income), comparing the first three months of 2006 with the first three months of 2005. The following table summarizes Torchmark’s investment income and excess investment income.

Excess Investment Income

(Dollar amounts in thousands)

	Three months ended March 31		Increase (Decrease)
	2006	2005	Amount	%
Net investment income *	$153,299	$149,086	$4,213	3

Required interest on net insurance policy liabilities	(57,836)	(54,909)	(2,927)	5
Financing costs:
Debt	(15,900)	(14,646)	(1,254)	9
Interest rate swaps	377	2,864	(2,487)	(87)

Total financing costs	(15,523)	(11,782)	(3,741)	32

Excess investment income	$79,940	$82,395	$(2,455)	(3)

Excess investment income per share	$0.77	$0.76	$0.01	1

*	Net investment income per Torchmark’s segment analysis does not agree with Net investment income per the Consolidated Statements of Operations as described in Note E—Business Segments.

The Investment segment is responsible for the management of capital resources, including investments, debt, and cash flow. As defined in Note E—Business Segments, excess investment income is the profitability measure used by management to evaluate the performance of the Investment segment. Management also views excess investment income per diluted share as an important performance measure for this segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the Investment segment to the consolidated earnings per share of the Company. Since 1986, Torchmark has used excess cash flow to repurchase Torchmark shares under its ongoing share repurchase program after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the potential earnings foregone on cash that could have otherwise been invested in interest-bearing assets, but the repurchases also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, management believes that excess investment income per diluted share is the most appropriate measure of the Investment segment.

Excess investment income declined 3% during the period from $82 million in 2005 to $80 million. On a per share basis, excess investment income per share rose 1% to $.77. The largest component of excess investment income is net investment income, which rose

$4 million, or 3%, to $153 million. As discussed below, the increase in net investment income was offset by increased financing costs and required interest on insurance liabilities. Financing costs rose $4 million or 32%, due to rising short-term rates and the associated reduced benefit of the interest-rate swaps. Required interest increased 5% or $3 million, correlating with the 5% growth in the average net insurance policy liability.

While net investment income rose 3%, the average size of the investment portfolio increased 5% from a year ago. The slower growth in income reflects the effect of acquisitions of investments in recent years with yields lower than the overall portfolio yield. Average invested assets, which include fixed maturities at amortized cost, were $9.1 billion in the 2006 period, compared with $8.7 billion a year earlier. The $418 million increase in average invested assets over the prior-year period was achieved even though Torchmark used $297 million of excess operating cash flows to repurchase the Company’s shares under its share repurchase program in the prior twelve months.

The following chart summarizes selected information for fixed-maturity purchases. Both yield and average life calculations on new purchases of noncallable bonds are based on the maturity date. In the case of callable bonds, the average life is based on the worst call date or maturity date, whichever produces the lowest yield (“yield to worst”).

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the three months ended March 31,
	2006	2005
Cost of acquisitions:
Investment-grade corporate securities	$287.5	$261.7
Other investment-grade securities	0.0	0.0

Total fixed-maturity acquisitions	$287.5	$261.7

Effective annual yield (one year compounded) *	6.11%	6.47%

Average life (in years, to worst call)	14.8	25.2

*	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

In 2006, Torchmark continued to buy primarily investment-grade fixed-maturity corporate bonds and trust preferred securities (classified as redeemable preferred stocks) with a diversity of issuers and industry sectors. New money was invested at an average effective annual yield of 6.1% in 2006 compared with 6.5% in the same period of 2005. These yields are less than the portfolio’s average yield, which was 6.9% at March 31, 2006 and 7.1% a year earlier. The low-rate environment also encouraged an increase in calls by issuers of higher-yielding fixed maturities, particularly in the 2005 period, as these issuers could refinance their debt at lower rates. Proceeds of these calls were reinvested by Torchmark at the lower prevailing yields, also negatively affecting investment income. Call proceeds were $2 million in 2006 compared with $62 million in 2005.

In recent quarters, the yield curve has flattened, caused by rising short-term interest rates but with no significant change in long-term rates. The flat yield curve has had a restricting effect on excess investment income, as the spread between long and short rates has narrowed and the margin between net investment income and short-term financing costs has declined. Additionally, this flattened yield curve has resulted in significantly diminished compensation for investing long-term in recent periods. Therefore, in mid-2005, Torchmark revised its investment strategy to shorten the maturity of most new investments, while maintaining its policy to acquire only investment grade securities. During the first quarter of 2006, the average life of new acquisitions was 14.8 years, compared with 25.2 years in the same period of 2005. The Company believes that investing in shorter-term maturities will likely result in somewhat lower investment yields on new acquisitions over the near term, but will allow reinvestment relatively soon when higher yields become available on longer-term maturities.

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

Reconciliation of Interest Expense to Financing Costs

(Amounts in thousands)

	For the three months ended March 31,
	2006	2005
Interest expense per Consolidated Statements of Operations	$15,990	$14,736
Reclassification of interest amount due to deconsolidation	(90)	(90)
Benefit from interest-rate swaps	(377)	(2,864)

Financing costs	$15,523	$11,782

The table below presents the components of financing costs.

Analysis of Financing Costs

(Amounts in thousands)

	For the three months ended March 31,
	2006	2005
Interest on funded debt	$12,991	$12,991
Interest on short-term debt	2,909	1,655
Benefit from interest-rate swaps	(377)	(2,864)

Financing costs	$15,523	$11,782

Financing costs increased 32% to $15.5 million from $11.8 million in the previous year’s three months. Financing costs increased primarily because of the increase in short-term borrowing rates. The higher interest rates caused a reduction in the settlement benefit provided by Torchmark’s swap agreements to a benefit of $377 thousand in the 2006 period versus $2.9 million in the 2005 period. Of this decline, $895 thousand of the 2005 benefit was the spread on two swaps sold in the third quarter of 2005. Please refer to the caption “Capital Resources” in this report for more information on Torchmark’s swaps. Additionally, the higher short-term borrowing rates along with an increase in short-term debt caused Torchmark’s interest on short-term debt to increase by $1.3 million or 76% in the 2006 quarter.

Investments (portfolio composition), comparing March 31, 2006 with March 31, 2005. Approximately 95% of Torchmark’s investments at fair market value are in a diversified fixed-maturity portfolio. Policy loans, which are secured by policy cash values, make up an additional 3%. The remaining balance is comprised of other investments including equity securities, mortgage loans, and other long-term and short-term investments. At March 31, 2006, fixed maturities had a fair value of $8.8 billion, compared with $8.8 billion at December 31, 2005 and $8.7 billion at March 31, 2005. An analysis of Torchmark’s fixed-maturity portfolio by component at March 31, 2006 is as follows.

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or Amortized Cost or	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations & agencies	$27	$1	(1)	$27	0.3
GNMA pools and other mortgage-backed securities	89	3	0	92	1.1
Corporates	6,531	235	(105)	6,661	75.9
Other	365	6	(6)	365	4.1
Redeemable preferred stocks	1,583	59	(13)	1,629	18.6

Total fixed maturities	$8,595	$304	(125)	$8,774	100.0

*	At fair value

An analysis of the fixed-maturity portfolio by quality rating at March 31, 2006 is as follows.

Fixed Maturities by Rating*

(Dollar amounts in millions)

	Amortized Cost	%	Fair Market Value	%
AAA	$469	5.5	$470	5.4
AA	285	3.3	298	3.4
A	3,152	36.7	3,274	37.3
BBB	4,033	46.9	4,078	46.5
BB	549	6.4	535	6.1
B	85	1.0	97	1.1
Below B	22	0.2	22	0.2

	$8,595	100.0	$8,774	100.0

*	Rating based on Bloomberg composite

The portfolio has an average quality rating of “BBB+.” Approximately 92% of the portfolio at amortized cost was considered investment grade.

The majority of fixed-maturity holdings are in corporate securities. Investments in corporate fixed maturities are diversified in a wide range of industry sectors. At fair value, the following table presents the largest twelve holdings of Torchmark’s corporate fixed maturities by industry sector at March 31, 2006.

Industry	%
Insurance carriers	19.3
Depository institutions	17.2
Electric, gas, sanitation services	12.2
Non depository credit institutions (finance)	5.9
Communications	3.9
Chemicals & allied products	3.7
Media (printing, publishing & allied lines)	3.1
Oil & gas extraction	3.1
Food & kindred products	2.8
Transportation equipment	2.4
Petroleum refining & related industries	2.3
Industrial, commercial machinery, computer equipment	2.1
All other sectors *	22.0

100.0

*	No other individual industry sector represented more than 2% of Torchmark’s corporate fixed maturities.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At March 31, 2006		At December 31, 2005	At March 31, 2005
Amortized cost (millions)	$8,595		$8,412	$8,209
Gross unrealized gains (millions)	304		486	566
Gross unrealized losses (millions)	(125	)(2)	(61)	(36)

Fair value (millions)	$8,774		$8,837	$8,739

Average yield (tax-equivalent book basis)	6.93%		6.97%	7.07%
Average life (in years, to worst call)(1)	12.4		12.4	12.9
Average life (in years, to maturity)(1)	15.2		15.3	15.9
Effective duration (to worst call)(1),(3)	6.8		7.0	7.2
Effective duration (to maturity)(1),(3)	8.0		8.2	8.3

(1)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the same date used to calculate the yield, which is the “worst call” date for callable bonds and the maturity date for all other bonds, and (b) based on the maturity date of all bonds, whether callable or not.
(2)	Of the $125 million gross unrealized losses at March 31, 2006, only $18 million had a fair value less than 80% of book value; the remainder all had fair values greater than 80% of book value.
(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Realized Gains and Losses, comparing the first three months of 2006 with the first three months of 2005. As discussed in Note E—Business Segments, Torchmark’s core business of providing insurance coverage requires it to maintain a large and diverse investment portfolio to support its insurance liabilities. From time to time, investments are disposed of or written down prior to maturity for reasons generally beyond the control of management, resulting in realized gains or losses. As discussed in Note E, realized gains and losses are incidental to core insurance operating results, but can be significant in relation to the earnings from core insurance operations. As a result, these gains and losses can have a material positive or negative impact on net income and, if included in operating results, they might cause those results to not be indicative of the past or future performance of core operations. For these reasons, Torchmark management removes the effects of realized gains and losses when evaluating its overall operating results.

The following table summarizes Torchmark’s tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses)

(Dollar amounts in thousands, except for per share data)

	Three months ended March 31,
	2006		2005
	Amount	Per Share	Amount	Per Share
Realized gains (losses), net of tax, from:
Investment sales	$(2,122)	$(0.02)	$1,701	$0.02
Valuation of interest rate swaps	(2,151)	(0.02)	(4,896)	(0.05)
Spread on interest rate swaps *	245	0.00	1,862	0.02

Total	$(4,028)	$(0.04)	$(1,333)	$(0.01)

*	The reduction in interest cost from swapping fixed-rate obligations to floating rates.

Accounting rules require Torchmark to value its interest-rate swaps at their fair value at the end of each accounting period. The fair values of these instruments fluctuate with interest rates in financial markets and diminish with the passage of time so that their value will be zero when they ultimately expire. These period-to-period fluctuations can be substantial. However, Torchmark management does not consider these period-to-period fluctuations in value in managing its ongoing operations because their cumulative result will be zero if held to expiration. These temporary unrealized changes in swap values are included as a component of “Realized Investment Gains (Losses)” on the Consolidated Statements of Operations. This fair value adjustment for all swaps on an after-tax basis was a negative $2.2 million in the three months of 2006, compared with a negative $4.9 million in the same period of 2005.

The Securities and Exchange Commission’s accounting guidance currently requires that all income and expenses related to a nonhedged derivative be recorded in the same line item on the income statement that the adjustment to fair value is recorded. Therefore, the cash settlements of the swaps are combined with the noncash unrealized fair value adjustments as a component of realized investment gains and losses. Torchmark’s after-tax interest cost reduction from the cash settlements included in realized investment gains and losses was a positive $245 thousand in 2006 and a positive $1.9 million in 2005. Torchmark continues to reduce interest cost for this benefit in its segment analysis, because the segment analysis is required by GAAP to be as management evaluates the performance of the segment. Management views the benefit from lower interest rates as a reduction in its financing costs in its Investment segment.

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

Financial Condition

Liquidity. Liquidity is evidenced by positive cash flow, a portfolio of marketable investments, and the availability of a line of credit facility. Torchmark’s insurance operations have historically generated cash flows well in excess of immediate requirements. Net cash inflows from operations were $210 million in the first quarter of 2006 compared with $261 million in the same period of 2005. Cash flow in 2006 was affected by a $32 million tax settlement paid during the quarter, as well as approximately $14 million of net cash outflow due to the new Medicare Part D business. In addition to cash inflows from operations, Torchmark received $68 million in investment maturities or repayments during the 2006 first three months.

Cash and short-term investments were $30 million at March 31, 2006, compared with $138 million at December 31, 2005 and $25 million at the end of March, 2005. In addition to these liquid assets, the entire $8.8 billion (fair value at March 31, 2006) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all fixed-income and equity securities are publicly traded. Torchmark generally expects to hold fixed-income securities to maturity. Even though these securities are available for sale, the Company has the ability and intent to hold securities which are temporarily impaired until they are recoverable.

Torchmark has in place a line of credit facility with a group of lenders that allows unsecured borrowings and stand-by letters of credit up to $600 million. The five-year facility matures on November 18, 2009. The Company also has the ability to request up to $175 million in letters of credit to be issued against the facility. The line of credit is further designated as a back-up credit line for a commercial paper program not to exceed $600 million, whereby Torchmark may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million. Commercial paper borrowings and letters of credit on a combined basis may not exceed $600 million. Interest is charged at variable rates. At March 31, 2006, $290 million face amount of commercial paper was outstanding ($290 million book value), $163 million letters of credit were issued, and there were no borrowings under the line of credit. A facility fee is charged on the entire facility. There are also issuance and fronting fees related to the letters of credit and there is an additional usage fee if borrowing exceeds $300 million. The facility has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreements, Torchmark is subject to certain covenants regarding capitalization and interest coverage. At March 31, 2006, Torchmark was in full compliance with these covenants.

Capital resources. The capital structure consists of short-term debt (the commercial paper facility described above), long-term funded debt, and shareholders’ equity.

The outstanding long-term debt at book value, including Torchmark’s Junior Subordinated Debentures, was $508 million at March 31, 2006, compared with $508 million at December 31, 2005 and $535 million at March 31, 2005. An analysis of long-term debt issues outstanding is as follows at March 31, 2006.

Long Term Debt at March 31, 2006

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Senior Debentures	2009	8 1/4%	$99.5	$99.5	$107.9
Notes	2023	7 7/8	168.9	166.0	201.8
Notes	2013	7 3/8	94.1	93.2	103.9
Issue expenses (1)				(5.5)

Total long-term debt			362.5	353.2	413.6
Junior Subordinated Debentures (2)	2041	7 3/4	154.6	154.6	153.0	(3)

Total			$517.1	$507.8	$566.6

(1)	Unamortized issue expenses incurred upon issuance of Torchmark’s Trust Preferred Securities.
(2)	Included in due to affiliates in accordance with accounting regulations.
(3)	Market value of the Trust Preferred Securities which are obligations of unconsolidated corporate trusts.

In addition to these long-term issues, Torchmark had outstanding at March 31, 2006 its 6 1/4% Senior Notes, $180 million principal amount, which are scheduled to mature in December, 2006. These Notes are included in short-term debt.

As of March 31, 2006, Torchmark participated in two interest-rate swap agreements to exchange the fixed-interest commitments on certain debt instruments to floating-rate commitments. During the third quarter of 2005, Torchmark sold two additional interest-rate swaps, one of which was a notional $99.4 million related to the 8.25% Senior Debentures and the other was a notional $100 million related to the 7.375% notes. Information concerning Torchmark’s outstanding swaps as of March 31, 2006 is presented in the following chart.

Selected Information About Outstanding Interest Rate Swaps at March 31, 2006

Instrument	Expires	Notional Amount	Fixed Rate	Floating Rate
Senior Notes, due 12/06	12/06	$180,000	6.250%	5.875%
Trust Preferred Securities, due 11/41	11/11	150,000	7.750	7.210

The Senior Note swap resets every six months and the swap related to the Trust Preferreds resets at three-month intervals.

The swap related to the 6 1/4% Senior Notes qualified as a hedge under accounting rules. The fair value of a swap qualifying as a hedge is reflected as an investment asset which is adjusted to fair value each period. A corresponding adjustment is made to the carrying value of the related debt each period. The 6 1/4% Senior Note swap decreased the carrying value of the long-term debt instruments by $173 thousand at March 31, 2006 and increased the carrying value $336 thousand at December 31, 2005.

The Company acquired 3 million of its outstanding common shares on the open market at a cost of $168 million during the first three months of 2006 under its ongoing share repurchase program. Please refer to the description of the Company’s share repurchase program under the caption Highlights in this report. The Company intends to continue the repurchase of its common shares when financial markets are favorable.

Shareholders’ equity was $3.22 billion at March 31, 2006. This compares with $3.43 billion at December 31, 2005 and $3.28 billion at March 31, 2005. This level of equity was maintained even though $297 million in share purchases were made under the Company’s share repurchase program over the preceding twelve months and unrealized losses in the investment portfolio were $213 million over the same period.

On April 28, 2006, Torchmark, Torchmark Capital Trust III, and Torchmark Capital Trust IV filed a Form S-3 Registration Statement to offer senior or subordinated debt securities, preferred stock, either separately or represented by depositary shares, warrants, purchase contracts, trust preferred securities, as well as units that include any of these securities or securities of other entities. Any preferred securities that may be issued by Capital Trust III or Capital Trust IV will be guaranteed by Torchmark.

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

Selected Financial Data

	At March 31, 2006		At December 31, 2005		At March 31, 2005
	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*
Fixed maturities (millions)	$8,774	$179	$8,837	$425	$8,739	$530
Deferred acquisition costs (millions) **	2,831	(7)	2,768	(23)	2,628	(30)
Total assets (millions)	14,755	172	14,769	402	14,166	500
Short-term debt (millions)	469	0	382	0	221	0
Long-term debt (millions)	508	0	508	0	690	0
Shareholders’ equity (millions)	3,224	112	3,433	261	3,282	325

Book value per diluted share	31.72	1.10	32.91	2.50	30.82	3.05
Debt to capitalization ***	23.3%	(0.6)%	20.6%	(1.3)%	21.7%	(1.8)%

Diluted shares outstanding (thousands)	101,665		104,303		106,482
Actual shares outstanding (thousands)	100,594		103,569		104,766

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item
**	Includes the value of insurance purchased
***	Torchmark’s debt covenants require that the effect of SFAS 115 be removed to determine this ratio

Interest coverage was 12.5 times in the 2006 three months compared with 13.2 times in the prior period. However, management views interest coverage to include the reduction in interest expense from cash settlements from the swaps, resulting in interest coverage of 12.8 times in the 2006 period and 16.1 times in the same period of 2005.

Pension assets. The following chart presents assets at fair value for Torchmark’s defined-benefit pension plans at March 31, 2006 and the prior-year end.

Pension Assets by Component

(Dollar amounts in thousands)

	March 31, 2006		December 31, 2005
	Amount	%	Amount	%
Corporate debt	$43,330	22.5	$46,030	24.9
Other fixed maturities	1,054	0.5	1,122	0.6
Equity securities	140,506	72.8	131,846	71.4
Short-term investments	7,554	3.9	5,492	3.0
Other	550	0.3	279	0.1

Total	$192,994	100.0	$184,769	100.0

The liability for qualified defined-benefit pension plans was $209 million at December 31, 2005. During the three months of 2006, Torchmark contributed $5 million to these plans. Torchmark estimates that it will contribute an amount not to exceed $20 million in total to these plans in 2006.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 2006.

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

As of the end of the fiscal quarter completed March 31, 2006, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended March 31, 2006, there have not been any significant changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

Many of these lawsuits involve claims for punitive damages in state courts of Alabama and Mississippi. Torchmark’s management recognizes that large punitive damage awards continue to occur bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly Alabama and Mississippi, creating the potential for unpredictable material adverse judgments in any given punitive damage suit. As of March 31, 2006, Liberty was a party to approximately 48 active lawsuits (which included 1 employment-related case and excluded interpleaders), 34 of which were Alabama proceedings and 3 of which were Mississippi proceedings in which punitive damages were sought.

As previously reported in Forms 10-K and Forms 10-Q, Liberty National Life Insurance Company is a party to a number of lawsuits (both a large number of lawsuits brought by individual plaintiffs and class action litigation with extremely broad class periods and relief sought) involving allegations of racially discriminatory pricing in the sale of insurance to African Americans prior to 1966. The litigation began with the December 8, 1999 filing of Moore v. Liberty National Life Insurance Company, Case No. CV-99-BU-3262-S in the U.S. District Court for the Northern District of Alabama. Over 29 race-distinct mortality cases with approximately 2,000 named plaintiffs had been consolidated with the Moore case (In re Liberty National Insurance Cases, 2:02-CV-02741-UWC) and were pending in the U.S. District Court for the Northern District of Alabama, with one pending Alabama Circuit Court case (Baldwin v. Liberty National Life Insurance Company, Case No. CV-00-684) stayed pending a disposition of the Moore case.

On January 18, 2006, all parties to Moore submitted a Joint Motion for Preliminary Approval of Settlement and a Stipulation and Agreement of Compromise and Settlement in that case to the District Court. After a hearing, the District Court entered an Order

Preliminarily Approving Proposed Settlement on January 25, 2006. In the Order, the District Court preliminarily approved the Proposed Settlement Agreement; conditionally certified a settlement class defined as “All black Americans who have (or had at the time of the policy’s termination) an ownership or other legal interest in an industrial life insurance policy or burial policy issued by Liberty National Life Insurance Company, or one of its former subsidiaries, Service Insurance Company of Alabama, or Burial Service Insurance Company of Alabama on or before January 10, 1966, at a higher rate than similar plans offered to similarly situated white Americans”; certified the class representatives and class counsel; found that the claims in the case were primarily equitable and that the primary relief under the Proposed Settlement was injunctive and equitable, with incidental monetary relief in the form of restitution not to exceed $6 million in the aggregate; approved and directed the giving of notice to class members in the manner and form set out in the Proposed Settlement Agreement beginning February 3, 2005; and fixed March 31, 2006 as the date for the fairness hearing. Pursuant to the Order, Liberty commenced dissemination of notice to class members on February 3, 2006. No class members filed objections to the Proposed Settlement prior to the fairness hearing nor appeared at that hearing to oppose the Proposed Settlement. The fairness hearing was held March 31, 2006. On that date at the conclusion of the hearing, the District Court issued a Memorandum Opinion, finding that the terms of the proposed Consent Decree were fair, reasonable and adequate under the circumstances and that the interests of the class as a whole were better served if the action was resolved by settlement, rather than pursued as continued class action litigation or in separate actions, and entered a Judgment consistent with the Memorandum Opinion.

The approved Settlement substantially resolves all class action issues in race-distinct/dual pricing litigation at Liberty National, except for certain consolidated individual claims for mental anguish and punitive damages previously asserted in the District Court by approximately 2000 individual plaintiffs, which claims were expressly excluded from the Settlement and were dismissed without prejudice on March 31, 2006 by the District Court. On April 28, 2006, the District Court issued an order of severance requiring separate trials for the plaintiffs in all such refiled individual cases and required that these plaintiffs each pay a separate filing fee by May 3, 2006 in order to proceed in the District Court. Liberty will vigorously defend any refiled claims.

Additional information regarding the race-distinct mortality/dual pricing litigation can be found in the Company’s prior Forms 10-K and Forms 10-Q.

Item 1A. Risk Factors

Torchmark has had no material changes to its risk factors.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2006	78,840	$55.29	78,840
February 1-28, 2006	1,329,243	55.03	1,329,243
March 1-31, 2006	1,789,369	56.01	1,789,369

On July 28, 2005, Torchmark’s Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be purchased.

Item 5. Other Information

(a) On April 27, 2006, Torchmark Corporation shareholders approved the Torchmark Corporation Amended and Restated 2005 Incentive Plan (the Incentive Plan), filed herewith as Exhibit 10.1 to this Form 10-Q for the first quarter 2006. This shareholder action amended the Incentive Plan and the Torchmark Corporation 2005 Non-Employee Director Incentive Plan (the Director Plan) to make the Director Plan a subplan of the Incentive Plan and to combine the shares remaining available for future awards under the Director Plan into the Incentive Plan.

(b) Newly-elected Torchmark director Lloyd W. Newton was awarded non-qualified options on 6,000 shares Torchmark Corporation common stock on the date of his initial election to the Board (April 27, 2006) at the NYSE market closing price of $59.75 on that date. Such options were granted pursuant to the Torchmark Corporation Amended and Restated 2005 Non-Employee Director Incentive Plan (filed herewith as Exhibit 10.2 to Torchmark’s Form 10-Q for the First Quarter 2006), which is a subplan of the Torchmark Corporation Amended and Restated 2005 Incentive Plan under a form of option grant agreement filed herewith as Exhibit 10.3 to Torchmark’s Form 10-Q for the first quarter 2006.

(c) On April 27, 2006, the Board of Directors of Torchmark Corporation approved Amendment One to the Torchmark Corporation Supplementary Retirement Plan (the SERP), filed herewith as Exhibit 10.4 to this Form 10-Q for the first quarter 2006. The SERP was closed as of December 31, 1994 with all vested benefits under this non-qualified plan being frozen and no additional benefits accruing thereunder. Amendment One provides additional forms which SERP participants can elect to receive their vested benefit payments and makes other changes necessary to bring the SERP into compliance with Section 409A of the Internal Revenue Code.

Item 6. Exhibits

(a)	Exhibits

	(10.1)	Torchmark Corporation Amended and Restated 2005 Incentive Plan*

	(10.2)	Torchmark Corporation Amended and Restated 2005 Non-Employee Director Incentive Plan*

	(10.3)	Form of Director Stock Option Issued under Torchmark Corporation Amended and Restated 2005 Non-Employee Director Incentive Plan*

	(10.4)	Amendment One to Torchmark Corporation Supplementary Retirement Plan*

	(11)	Statement re Computation of Per Share Earnings

	(12)	Statement re Computation of Ratios

	(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Mark S. McAndrew

	(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

	(32.1)	Section 1350 Certification by Mark S. McAndrew and Gary L. Coleman

*	Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: May 5, 2006	/s/ Mark S. McAndrew
Mark S. McAndrew
Chairman and Chief Executive Officer

Date: May 5, 2006	/s/ Gary L. Coleman
Gary L. Coleman, Executive Vice
President and Chief Financial Officer
(Chief Accounting Officer)