Form 10-Q
period 2006-06-30
TORCHMARK CORP
filed 2006-08-08
CIK 320335

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT July 27, 2006
Common Stock, $1.00 Par Value	98,937,784

Index of Exhibits (Page 53).

Total number of pages included are 54.

TORCHMARK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2006 - $8,876,011 ; 2005 - $8,411,635)	$8,861,493	$8,836,642
Equity securities, at fair value (cost: 2006 - $45,797 ; 2005 - $45,797)	45,149	48,047
Policy loans	321,262	316,829
Other long-term investments, at fair value	54,716	71,570
Short-term investments	69,983	118,310

Total investments	9,352,603	9,391,398
Cash	12,695	19,297
Securities lending collateral	186,595	257,390
Accrued investment income	160,437	158,225
Other receivables	110,569	67,262
Deferred acquisition costs and value of insurance purchased	2,894,860	2,768,404
Goodwill	378,436	378,436
Other assets	195,866	168,100
Separate account assets	1,490,418	1,560,391

Total assets	$14,782,479	$14,768,903

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits	$7,185,596	$7,001,052
Unearned and advance premiums	91,590	91,758
Policy claims and other benefits payable	268,419	257,771
Other policyholders’ funds	89,870	89,229

Total policy liabilities	7,635,475	7,439,810
Deferred and accrued income taxes	931,411	1,011,048
Securities lending obligation	186,595	257,390
Other liabilities	244,238	176,151
Short-term debt	294,300	381,505
Long-term debt (fair value: 2006 - $651,514 ; 2005 - $427,280)	591,823	353,263
Due to affiliates	280,809	156,577
Separate account liabilities	1,490,418	1,560,391

Total liabilities	11,655,069	11,336,135
Shareholders’ equity:
Preferred stock, par value $1 per share - Authorized 5,000,000 shares; outstanding: -0- in 2005 and in 2004	0	0
Common stock, par value $1 per share - Authorized 320,000,000 shares; outstanding: (2006 - 104,874,748 issued, less 5,948,898 held in treasury and 2005 - 104,874,748 issued, less 1,305,849 held in treasury)	104,875	104,875
Additional paid-in capital	513,832	508,713
Accumulated other comprehensive income (loss)	2,053	269,084
Retained earnings	2,842,722	2,621,552
Treasury stock, at cost	(336,072)	(71,456)

Total shareholders’ equity	3,127,410	3,432,768

Total liabilities and shareholders’ equity	$14,782,479	$14,768,903

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Life premium	$380,514	$370,466	$761,383	$733,749
Health premium	319,329	252,878	635,409	520,188
Other premium	5,953	6,273	11,681	12,387

Total premium	705,796	629,617	1,408,473	1,266,324
Net investment income	154,925	150,620	308,314	299,796
Realized investment gains (losses)	7,681	10,703	1,485	7,575
Other income	733	13,857	7,871	14,096

Total revenue	869,135	804,797	1,726,143	1,587,791
Benefits and expenses:
Life policyholder benefits	252,220	245,622	502,766	485,898
Health policyholder benefits	222,310	165,734	445,649	342,933
Other policyholder benefits	6,226	6,728	12,495	13,426

Total policyholder benefits	480,756	418,084	960,910	842,257
Amortization of deferred acquisition costs	91,172	88,399	183,241	177,121
Commissions and premium taxes	42,018	37,229	82,578	74,422
Other operating expense	43,544	43,189	87,808	82,222
Interest expense	17,638	15,350	33,628	30,086

Total benefits and expenses	675,128	602,251	1,348,165	1,206,108
Income before income taxes	194,007	202,546	377,978	381,683
Income taxes	(66,632)	(70,181)	(130,329)	(131,475)

Net income	$127,375	$132,365	$247,649	$250,208

Basic net income per share:	$1.28	$1.26	$2.45	$2.37

Diluted net income per share:	$1.26	$1.25	$2.42	$2.34

Dividends declared per common share	$0.13	$0.11	$0.24	$0.22

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$127,375	$132,365	$247,649	$250,208
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(188,441)	196,211	(443,129)	75,103
Less: reclassification adjustment for gains (losses) on securities included in net income	(4,257)	(1,774)	(173)	(1,997)
Less: reclassification adjustment for amortization of discount and premium	2,095	1,006	3,994	1,958
Less: foreign exchange adjustment on securities marked to market	(4,022)	1,456	(3,114)	2,711

Unrealized gains (losses) on securities	(194,625)	196,899	(442,422)	77,775
Unrealized gains (losses) on other investments	(1)	0	(2)	0
Unrealized gains (losses) adjustment to deferred acquisition costs	12,258	(13,121)	28,420	(5,477)
Foreign exchange translation adjustments	4,668	(1,440)	3,193	(2,595)

Other comprehensive income (loss), before tax	(177,700)	182,338	(410,811)	69,703
Income tax benefit (expense) related to other comprehensive income (loss)	62,206	(63,819)	143,780	(24,396)

Other comprehensive income (loss)	(115,494)	118,519	(267,031)	45,307

Comprehensive income (loss)	$11,881	$250,884	($19,382)	$295,515

See accompanying Notes to Consolidated Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2006	2005
Cash provided from operations	$432,185	$459,358
Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale - sold	115,944	4,878
Fixed maturities available for sale - matured, called, and repaid	160,728	196,661
Other long-term investments	18,107	5,849

Total investments sold or matured	294,779	207,388
Investments acquired:
Fixed maturities	(680,382)	(378,849)
Other long-term investments	(4,517)	(25,864)

Total investments acquired	(684,899)	(404,713)
Net (increase) decrease in short-term investments	48,327	53,602
Net effect of change in payable or receivable for securities	(28,978)	(33,286)
Disposition of properties	837	306
Additions to properties	(5,302)	(1,702)
Acquisitions of low income housing tax credit interests	(22,622)	(30,466)

Cash used for investment activities	(397,858)	(208,871)
Cash provided from (used for) financing activities:
Proceeds from exercise of stock options	14,096	216,069
Issuance of 7.1% Junior Subordinated Debentures	119,458	0
Issuance of 6 3/8% Senior Notes	245,961	0
Additions to short - term debt	0	42,903
Repayments of short - term debt	(90,415)	0
Tax benefit from stock option exercises	1,633	0
Acquisition of treasury stock	(283,241)	(490,281)
Cash dividends paid to shareholders	(22,459)	(23,412)
Net receipts (withdrawals) from deposit product operations	(25,962)	5,250

Cash used for financing activities	(40,929)	(249,471)
Net increase (decrease) in cash	(6,602)	1,016
Cash at beginning of year	19,297	10,651

Cash at end of period	$12,695	$11,667

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at June 30, 2006, and the consolidated results of operations, comprehensive income and cash flows for the periods ended June 30, 2006 and 2005.

Note B—Stock Options

Certain employees, directors, and consultants have been granted options to buy shares of Torchmark stock at the market value of the stock on the date of grant, under the provisions of the Torchmark stock option plans. The options are exercisable during the period commencing from the date they vest until expiring according to the terms of the grant. Options generally expire the earlier of employee termination or option contract term, which ranges from seven to eleven years. Employee and consultant stock options generally vest one-half in two years and one-half in three years. Formula-based director grants generally vest in six months. Stock options awarded in connection with compensation deferrals by certain directors and executives generally vest over a range of six to ten years. All options vest immediately upon the attainment of age 65, subject to a minimum vesting period of one year for employees or six months for directors. Torchmark generally issues shares for the exercise of stock options from treasury stock. The Company generally uses the proceeds from option exercises to buy shares of Torchmark common stock in the open market to reduce the dilution from option exercises. The majority of Torchmark’s stock option grants are made annually in the fourth quarter.

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$132,365	$250,208
Stock-based compensation, as reported, net of tax benefit of $17 and $109, respectively	31	203
Effect of stock-based compensation, fair value method, net of tax benefit of $8,295 and $10,902, respectively	(15,404)	(20,247)

Pro forma net income	$116,992	$230,164

Earnings per share:
Basic—as reported	$1.26	$2.37

Basic—pro forma	$1.12	$2.18

Diluted—as reported	$1.25	$2.34

Diluted—pro forma	$1.10	$2.15

In May, 2005, Torchmark executed a voluntary option exercise and restoration program whereby directors and executives exercised their vested options and received a lesser number of new grants at the then current market price. While approximately 16% of these options vested immediately, the majority of these options vested six months from grant. As a result of this transaction, $10.4 million in pro forma after-tax option expense

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note B—Stock Options (continued)

was incurred in the second quarter of 2005. Additionally, a grant to executives made in December, 2004, vested in June, 2005. This grant accounted for $7.0 million after-tax in pro forma expense in the first six months of 2005.

The fair value method as outlined by SFAS 123R requires the use of an option valuation model to value employee stock options. Torchmark has elected to use the Black-Scholes valuation model for option expensing as it had done for previous pro forma expense disclosures. A summary of assumptions for options granted in the first six months of 2006 and 2005 is as follows:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Volatility factor	13.2%	14.9%
Dividend yield	.8%	.8%
Expected term (in years)	3.92	3.72
Risk-free rate	4.4%	3.7%

The adoption of SFAS 123R has not materially altered Torchmark’s methodology of computing option expense from that used to prepare the pro forma disclosures in previous years. Furthermore, at the present time, Torchmark does not plan to change its policies of stock option compensation with respect to the number of grants, terms, or alternative instruments as a result of the adoption of SFAS 123R. At this time, Torchmark continues to anticipate that 2006 after-tax stock option expense will be approximately $4 million or $.04 per diluted share.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note B—Stock Options (continued)

The effect of the adoption of SFAS 123R on selected line items is as follows for the three months and six months ended June 30, 2006:

	Increase (Decrease)
	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock option expense *	$1,778	$3,485
Income before income taxes	(1,778)	(3,485)
Income tax (benefit)	(623)	(1,220)
Net income	(1,155)	(2,265)
Cash flow from operations	(363)	(1,633)
Cash flow from financing activities	363	1,633
Basic earnings per share	(.01)	(.02)
Diluted earnings per share	(.01)	(.02)

*	No stock option expense was capitalized.

In the fourth quarter of 2005, the FASB issued FASB Staff Position No. 123R-3 (FSP123R3), providing an alternative method for accounting for income taxes related to stock option expensing. SFAS 123R requires that tax benefits for book purposes previously recorded in excess of actual tax benefits realized at the time of exercise, in addition to a cumulative pool of previously-realized actual tax benefits allowed by SFAS 123R, must be charged to income. The alternative described in FSP123R3 is a simplified method of computing this cumulative pool of actual tax benefits. Torchmark has elected the simplified alternative method. This election had no impact on Torchmark’s net income in the six months ended June 30, 2006.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note B—Stock Options (continued)

A summary of option activity for the six-month period ended June 30, 2006 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	9,912,735	$49.33
Granted	76,708	56.06
Exercised	338,992	41.58
Forfeited or expired	24,049	50.06

Outstanding at June 30, 2006	9,626,402	$49.66	5.91	$106,485

Exercisable at June 30, 2006	7,922,779	$49.55	5.79	$88,463

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 was $9.55 per option compared with $8.91 per option in the 2005 period. The total intrinsic value of options exercised during the six months of 2006 was $5.2 million, compared with $106.6 million in the 2005 period.

Information about Torchmark’s unrecognized stock-based compensation at June 30, 2006 is as follows:

Unrecognized compensation	$10,106
Weighted average period of expected recognition (in years)	1.96

Cash received from the exercise of stock options was $14.1 million in the 2006 six months compared with $216.1 million in the 2005 period. The actual tax benefit was $1.8 million and $36.4 million in the 2006 and 2005 six months, respectively.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Basic weighted average shares outstanding	99,665,151	104,758,238	101,145,685	105,585,139
Weighted average dilutive options outstanding	1,317,300	1,223,947	1,105,029	1,431,198

Diluted weighted average shares outstanding	100,982,451	105,982,185	102,250,714	107,016,337

Antidilutive shares*	6,000	3,323,182	6,000	2,311,075

*	Antidilutive shares are excluded from the calculation of diluted earnings per share.

Unless otherwise specified, earnings per share data is assumed to be on a diluted basis.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Postretirement Benefit Plans

Components of Post-Retirement Benefit Costs

	Three Months ended June 30,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost - benefits earned during the period	$2,901	$1,905	$184	$194
Interest cost on benefit obligation	4,231	2,824	235	226
Expected return on assets	(5,353)	(3,419)	0	0
Amortization of prior service cost	9	9	0	0
Recognition of net actuarial (gain) loss	438	297	$(64)	$(56)

Net periodic pension cost	$2,226	$1,616	$355	$364

	Six Months ended June 30,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost - benefits earned during the period	$4,981	$3,810	$378	$390
Interest cost on benefit obligation	7,294	5,647	471	453
Expected return on assets	(9,164)	(7,006)	0	0
Amortization of prior service cost	18	18	0	0
Recognition of net actuarial (gain) loss	755	588	$(71)	$(130)

Net periodic pension cost	$3,884	$3,057	$778	$713

As of June 30, 2006, Torchmark contributed $9 million to pension plans. The Company plans to contribute a total amount not to exceed $20 million in 2006.

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

As noted, Torchmark’s “core operations” are insurance and investment management. The insurance segments issue policies for which premiums are collected for the eventual payment of policy benefits. In addition to policy benefits, operating expenses are incurred including acquisition costs, administrative expenses, and taxes. Because life and health contracts can be long term, premium receipts in excess of current expenses are invested. Investment activities, conducted by the Investment segment, focus on seeking quality investments with a yield and term appropriate to support the insurance product obligations. These investments generally consist of fixed maturities, and, over the long term, the expected yields are taken into account when setting insurance premium rates and product profitability expectations. As a result, fixed maturities are generally held for long periods to support the liabilities, and Torchmark generally expects to hold investments until maturity. Dispositions of investments occur from time to time, generally as a result of credit deterioration, calls by issuers, or other factors the occurrence of which is usually beyond the control of management. Dispositions are also sometimes required in order to maintain the Company’s investment policies and objectives. Torchmark does not actively trade investments for profit. As a result, realized gains and losses from the disposition of investments are incidental to operations and are not considered in insurance pricing or product profitability. While from time to time these realized gains and losses could be material to net income in the period in which they occur, they have an immaterial effect on the yield of the total investment portfolio. Further, because the proceeds of the disposals are reinvested in the portfolio, the disposals have little effect on the size of the portfolio and the income from the reinvestments is included in net investment income. Therefore, management removes realized investment gains and losses from results of core operations when evaluating the performance of the Company. For this reason, these gains and losses are excluded from Torchmark’s operating segments.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

Torchmark previously entered into several interest-rate swap agreements in connection with its debt issues exchanging its fixed-rate obligations for variable rates. The cash inflows (outflows) from settlements of these swaps were considered to be reductions (additions) to Torchmark’s financing costs by management in the evaluation of the performance of its Investment segment, and were reported as such in this segment analysis. However, because of accounting guidance requiring that all income components of non-hedged derivatives be recorded in the same line item as the derivative’s periodic adjustment to fair value, Torchmark has reported cash settlements on all of its swaps as realized investment gains or losses in the Consolidated Statements of Operations. As of June 30, 2006, Torchmark had sold all its swap agreements and had no swap agreements in place.

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

Coverage under Torchmark’s Medicare Part D prescription drug plan for Medicare beneficiaries began January 1, 2006. For GAAP, Part D premiums are recognized evenly throughout the year when they become due but benefit costs are recognized when the costs are incurred. Due to the design of the Part D product, premiums are evenly distributed throughout the year, but benefit costs are much higher earlier in the year. As a result, under GAAP, benefit costs can exceed premiums in the first part of the year, but be less than premiums during the remainder of the year. For segment reporting purposes, Torchmark has elected to defer $36 million excess benefits incurred in the first six months of 2006 to later periods in order to more closely match the benefit cost with the associated revenue. For the full year, the total premiums and benefits are expected to be the same under this alternative method as they are under GAAP. The Company’s presentation results in the underwriting margin percentage of each interim period reflecting the expected margin percentage for the full year. In addition, GAAP recognizes in each quarter a risk-sharing premium adjustment consistent with the contract as if the quarter represented an entire contract period. Torchmark did not include this $30 million GAAP adjustment in this six month period for segment reporting purposes because Torchmark does not anticipate making a risk-sharing payment at the end of the contract period and because its interim profit margins for Part D are based upon estimated full year profit margins.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

In the first quarter of 2006, Torchmark received a litigation settlement, net of expenses, of $6.3 million ($4.1 million after tax) from litigation regarding a subsidiary disposed of several years ago. Management removes this settlement receipt when analyzing its ongoing core results. In the second quarter of 2005, Torchmark recorded an after-tax benefit of $6.2 million, pertaining to net settlements after expenses of its Waddell & Reed and other litigation.

The following tables total the components of Torchmark’s operating segments and reconcile these operating results to its pretax income and each significant line item in its Consolidated Statements of Operations.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

For the six months ended June 30, 2006
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$761,383	$605,682	$11,681			$29,727	(1)	$1,408,473
Net investment income				$308,118		196	(2)	308,314
Other income					$2,197	5,674	(3,4)	7,871

Total revenue	761,383	605,682	11,681	308,118	2,197	35,597		1,724,658
Expenses:
Policy benefits	502,766	409,884	12,495			35,765	(1)	960,910
Required interest on net reserves	(179,373)	(11,720)	(14,098)	205,191				0
Amortization of acquisition costs	201,257	63,158	7,361	(88,535)				183,241
Commissions and premium tax	38,770	44,448	20			(660	)(3)	82,578
Insurance administrative expense(5)					79,665			79,665
Parent expense					4,658			4,658
Stock option expense					3,485			3,485
Financing costs:
Debt				33,432		196	(2)	33,628
Benefit from interest rate swaps				(491)				(491)

Total expenses	563,420	505,770	5,778	149,597	87,808	35,301		1,347,674

Subtotal	197,963	99,912	5,903	158,521	(85,611)	296		376,984
Non-operating items						(296	)(1,4)	(296)

Measure of segment profitability (pretax)	$197,963	$99,912	$5,903	$158,521	$(85,611)	$0		376,688

Deduct applicable income taxes	(129,339)

Segment profits after tax	247,349
Add back income taxes applicable to segment profitability	129,339
Remove benefit from interest rate swaps (included in “Realized investment gains (losses)”)	(491)
Add (deduct) realized investment gains (losses)	1,485
Add net proceeds from legal settlement(4)	6,334
Deduct Part D adjustment(1)	(6,038)

Pretax income per Consolidated Statements of Operations	$377,978

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.

(2)	Reclassification of interest amount due to adoption of FIN46R (accounting rule requiring deconsolidation of Trust Preferred Securities).

(3)	Elimination of intersegment commission, $660 thousand.

(4)	Legal settlement related to disposed subsidiary.

(5)	Administrative expenses are not allocated to insurance segments.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

For the six months ended June 30, 2005
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$733,749	$520,188	$12,387					$1,266,324
Net investment income				$299,616		$180	(1)	299,796
Other income					$1,329	12,767	(3,4)	14,096

Total revenue	733,749	520,188	12,387	299,616	1,329	12,947		1,580,216
Expenses:
Policy benefits	485,898	342,933	13,426					842,257
Required interest on net reserves	(168,324)	(10,077)	(15,295)	193,696				0
Amortization of acquisition costs	191,898	59,320	8,390	(82,487)				177,121
Commissions and premium tax	37,293	37,828	25			(724	)(3)	74,422
Insurance administrative expense(2)					72,901	4,000	(4)	76,901
Parent expense					5,321			5,321
Financing costs:
Debt				29,906		180	(1)	30,086
Benefit from interest rate swaps				(5,221)				(5,221)

Total expenses	546,765	430,004	6,546	135,894	78,222	3,456		1,200,887

Subtotal	186,984	90,184	5,841	163,722	(76,893)	9,491		379,329
Net proceeds from legal settlements						(9,491	)(4)	(9,491)

Measure of segment profitability (pretax)	$186,984	$90,184	$5,841	$163,722	$(76,893)	$0		369,838

Deduct applicable income taxes	(128,030)

Segment profits after tax	241,808
Add back income taxes applicable to segment profitability	128,030
Remove benefit from interest rate swaps (included in “Realized investment gains (losses)”)	(5,221)
Add (deduct) realized investment gains (losses)	7,575
Add net proceeds from legal settlements	9,491

Pretax income per Consolidated Statements of Operations	$381,683

(1)	Reclassification of interest amount due to adoption of FIN46R (accounting rule requiring deconsolidaton of Trust Preferred Securities).

(2)	Administrative expenses are not allocated to insurance segments.

(3)	Elimination of intersegment commission, $724 thousand.

(4)	Legal settlements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Six months ended June 30,		Increase (Decrease)
	2006	2005	Amount	%
Life insurance	$197,963	$186,984	$10,979	6
Health insurance	99,912	90,184	9,728	11
Annuity	5,903	5,841	62	1
Other insurance:
Other income	2,197	1,329	868	65
Administrative expense	(79,665)	(72,901)	(6,764)	9
Investment	158,521	163,722	(5,201)	(3)
Corporate and adjustments	(8,143)	(5,321)	(2,822)	53

Pretax total	376,688	369,838	6,850	2
Applicable taxes	(129,339)	(128,030)	(1,309)	1

After-tax total	247,349	241,808	5,541	2
Reconciling items:
Remove benefit from interest rate swaps (after tax) from Investment Segment *	(319)	(3,394)	3,075
Realized gains (losses) (after tax)	965	5,625	(4,660)
Part D adjustment (after tax)	(3,925)	0	(3,925)
Tax settlement	(538)	0	(538)
Net proceeds from legal settlement (after tax)	4,117	6,169	(2,052)

Net Income	$247,649	$250,208	$(2,559)	(1)

*	This item is included in Realized gains (losses) in the Consolidated Statements of Operations, but in the Segment analysis is included in the Investment segment.

Note F – Capital Transactions

Torchmark established Torchmark Capital Trust III (Trust III) to facilitate the public offering of 4.8 million shares of $25 par value Trust Preferred Securities. Interest will be paid quarterly at an annual rate of 7.1%, and the securities are redeemable on June 1, 2046, and first callable by Trust III on June 1, 2011. Aggregate proceeds from the offering were $120 million.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Capital Transactions (continued)

Trust III completed the offering on June 8, 2006. It then exchanged $3.7 million of its common stock and the $120 million of proceeds from the Trust Preferred offering for $123.7 million of Torchmark Junior Subordinated Debentures, due June 1, 2046. Trust III will pay quarterly dividends on the Trust Preferred Securities at an annual rate of 7.1%, and receive quarterly payments at the same annual rate from Torchmark on the Junior Subordinated Debentures. All payments due to be paid by Trust III on the Trust Preferred Securities are guaranteed by Torchmark.

Trust III is a variable interest entity in which Torchmark is not the primary beneficiary under GAAP. Therefore, Torchmark is prohibited from consolidating Trust III even though it has 100% ownership, complete voting control, and has guaranteed the performance of Trust III. Accordingly, Torchmark will carry its 7.1% Junior Subordinated Debentures due to Trust III as a liability under the caption “Due to Affiliates” on its balance sheet. Expenses of $4.3 million related to the offering will reduce long-term debt and will be amortized over the forty-year redemption period.

On June 20, 2006, Torchmark issued $250 million principal amount of 6.375% Senior Notes due June 15, 2016. Interest on the Notes is payable semi-annually commencing on December 15, 2006. Proceeds from the issuance of this debt, net of expenses, were $246 million. The Notes are redeemable by Torchmark in whole or in part at any time subject to a “make-whole” premium, whereby the Company would be required to pay the greater of the full principal amount of the Notes or otherwise the present value of the remaining repayment schedule of the Notes discounted at a rate of interest equivalent to the rate of a United States Treasury security of comparable term plus a spread of 25 basis points.

Torchmark intends to use the net proceeds from both offerings to repay its $180 million 6  1/4% Senior Notes which mature on December 15, 2006 (plus accrued interest), to possibly redeem other callable securities, and for other general working-capital purposes.

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

The tables in Note E—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile Torchmark’s revenues and expenses by segment to its major income statement line items for the six-month periods ended June 30, 2006 and 2005. Additionally, this note provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles those measures to Torchmark’s net income. That summary is reproduced below from the Consolidated Financial Statements to present Torchmark’s overall operations in the manner that management views the business.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Six months ended June 30,		Increase (Decrease)
	2006	2005	Amount	%
Life insurance	$197,963	$186,984	$10,979	6
Health insurance	99,912	90,184	9,728	11
Annuity	5,903	5,841	62	1
Other insurance:
Other income	2,197	1,329	868	65
Administrative expense	(79,665)	(72,901)	(6,764)	9
Investment	158,521	163,722	(5,201)	(3)
Corporate and adjustments	(8,143)	(5,321)	(2,822)	53

Pretax total	376,688	369,838	6,850	2
Applicable taxes	(129,339)	(128,030)	(1,309)	1

After-tax total	247,349	241,808	5,541	2
Reconciling items:
Remove benefit from interest rate swaps (after tax) from Investment Segment*	(319)	(3,394)	3,075
Realized gains (losses) (after tax)	965	5,625	(4,660)
Part D adjustment (after tax)	(3,925)	0	(3,925)
Tax settlement	(538)	0	(538)
Net proceeds from legal settlement (after tax)	4,117	6,169	(2,052)

Net income	$247,649	$250,208	$(2,559)	(1)

*	This item is included in Realized gains (losses) in the Consolidated Statements of Operations, but in the Segment analysis is included in the Investment segment.

A discussion of operations by each segment follows later in this report. These discussions compare the first six months of 2006 with the same period of 2005, unless otherwise noted.

Highlights, comparing the first six months of 2006 with the first six months of 2005. Net income per diluted share increased 3% to $2.42. Included in 2006 net income is $2.3 million of after-tax stock option expense or $.02 per share compared with none for the prior period. Also included in net income are after-tax realized investment gains of $.01 per share in 2006 compared with $.05 per share in 2005. One component of investment gains in both periods was net cash settlements on interest-rate swaps, which increased 2005 investment gains by $.03 per share, but had no material effect on 2006 gains per share.

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

Torchmark’s total premium income rose 11% to $1.4 billion. Of this premium, $122 million related to Medicare Part D business for which coverage began January 1, 2006. Excluding the Part D premium, premium increased 2%. Total net sales, including Medicare Part D, rose 126% in 2006 from $230 million to $520 million. Excluding the Part D net sales of $262 million, net sales in 2006 rose 12% to $258 million. First-year collected premium rose 52%. However, excluding Part D collections of $92 million, 2006 first-year collected premium increased 3% to $193 million.

Life insurance premium income grew 4% to $762 million. Life net sales declined 5% to $139 million and first-year collected life premium declined 6% to $108 million. Life underwriting margins increased 6% to $198 million due primarily to premium growth in two of the four major life distribution groups.

Health insurance premium income, excluding Medicare Part D premium, declined 1% to $513 million. Health net sales, excluding Part D, rose 41% to $119 million, reflective of increased supplemental limited-benefit product sales. First-year collected health premium, excluding Part D, rose 16% to $85 million.

As management views the Medicare Part D prescription drug business, policyholder premium was $92 million and underwriting income was $8.6 million in the 2006 six months. A reconciliation between how management views Medicare Part D business and GAAP is found under the caption Medicare Part D in this report. Medicare Part D is a component of Torchmark’s health insurance segment.

Excess investment income per diluted share increased 1% to $1.55, but excess investment income declined 3% or $5 million to $159 million in the period. Net investment income increased 3% or $9 million, but was offset by a $5 million increase in interest on net insurance policy liabilities and an $8 million increase in financing costs as a result of higher short-term rates. (For more information, refer to the discussion under the caption Investments (excess investment income)).

Excess investment income continues to be restrained as short-term financing costs have continued to rise while long-term yields available for investment have not increased accordingly. Because of the low interest environment over the last three years, Torchmark has made new investment acquisitions at yields lower than its average portfolio yield during that period. However, in the second quarter of 2006, interest rates ticked up resulting in higher new money yields. For the six months, the effective annual yield on new investments was 6.64%, but for the second quarter the yield was 6.98%, matching the average portfolio yield of 7.0%. The fixed-maturity portfolio at market value accounted for 95% of total investments at June 30, 2006.

Torchmark acquired 5.0 million shares of the Company’s common stock in the open market at a cost of $283 million ($56.85 average price per share) during the 2006 period. Of the $283 million, $267 million was from excess operating cash flow, which was used to repurchase 4.7 million shares, and $16 million was from the cash received from stock option exercises by current and former employees. Proceeds from these option exercises were used to repurchase 279 thousand shares in order to minimize dilution from the exercises. The Company has an on-going share repurchase program which began in 1986 and was reaffirmed at the July 27, 2006 Board of Directors’ meeting. With no specified authorization amount, management determines the amount of repurchases based on the amount of the Company’s excess cash flow, general market conditions, and other alternative uses.

A detailed discussion of Torchmark’s operations follows.

Life insurance, comparing the first six months of 2006 with the first six months of 2005. Life insurance is Torchmark’s predominant segment, representing 54% of premium income and 65% of insurance underwriting margin in the first six months of 2006. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the Investment segment. Torchmark’s life insurance premium income increased 4% to $761 million. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2006		2005
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$229,689	30	$214,423	29	$15,266	7
American Income Exclusive Agency	200,957	27	186,893	25	14,064	8
Liberty National Exclusive Agency	151,658	20	151,961	21	(303)	0
Military Agency	101,540	13	98,884	14	2,656	3
Other Agencies	77,539	10	81,588	11	(4,049)	(5)

Total Life Premium	$761,383	100	$733,749	100	$27,634	4

An indicator of new business production is net sales, as defined earlier in this report. Torchmark’s net sales of life insurance declined 5% from the same period of the prior year. An analysis of life net sales by distribution group is presented below.

Life Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2006		2005
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$60,905	44	$60,389	41	$516	1
American Income Exclusive Agency	43,235	31	43,252	30	(17)	0
Liberty National Exclusive Agency	22,467	16	23,932	16	(1,465)	(6)
Military Agency	6,780	5	10,029	7	(3,249)	(32)
Other Agencies	5,359	4	8,065	6	(2,706)	(34)

Total Life Net Sales	$138,746	100	$145,667	100	$(6,921)	(5)

First- year collected life premium, defined earlier in this report, was $108 million in the 2006 period, decreasing 6% from the prior-year period. First-year collected life premium by distribution group is presented in the table below.

Life Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2006		2005
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$39,722	37	$39,669	34	$53	0
American Income Exclusive Agency	35,813	33	37,379	33	(1,566)	(4)
Liberty National Exclusive Agency	18,112	17	18,322	16	(210)	(1)
Military Agency	7,778	7	12,206	11	(4,428)	(36)
Other Agencies	6,229	6	7,151	6	(922)	(13)

Total	$107,654	100	$114,727	100	$(7,073)	(6)

The Direct Response operation is conducted through direct mail, co-op mailings and television solicitations. Direct Response’s life premium income rose 7% to $230 million, representing 30% of Torchmark’s total life premium, the largest contribution of any distribution system. Both net sales of $61 million and first-year collected premium of $40 million increased slightly over the prior year period.

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

The American Income Exclusive Agency markets primarily to members of labor unions, but also to credit unions and other associations. This agency produced premium income of $201 million, an increase of 8%. Net sales were flat at $43 million while first-year collected premium declined 4% to $36 million. Growth in sales in Torchmark’s captive agencies is highly dependent on growing the size of the agency force. The American Income agent count was 2,312 at June 30, 2006, 14% higher than at 2005 year end (2,027) and 8% above the count a year earlier (2,138). This agency continues to emphasize the recruiting of new agents, focusing on a systematic, centralized internet recruiting program, and an incentive program to reward growth in both recruiting and production.

The Liberty National Exclusive Agency markets life insurance to middle-income customers primarily in the Southeast, but has recently expanded into several other states. Life premium income was $152 million, flat with the 2005 period. First-year collected premium declined 1% from the prior period, while net sales declined 6%, reflective of a decline in the number of agents in this agency. The Liberty Agency had 1,606 producing agents at June 30, 2006, declining 18% from 1,950 at June 30, 2005. As is the case with all of Torchmark’s captive agencies, building the size of the agency force is critical to increased sales and the growth in premium generated by those sales. The Liberty National agency is currently involved in a reorganization of its marketing leadership and has recently restructured its agent compensation system to provide greater reward to productive agents and to establish production minimums for agents. On May 1, 2006, Liberty terminated any agents not meeting those production minimums. Management believes that these changes will result in a more productive agency over the long-term.

The Military Agency is an independent agency comprised primarily of former military officers who sell primarily to commissioned and non-commissioned military officers and their families. Life premium in the Military Agency rose 3% to $102 million. This agency’s sales have been under pressure as it reorganizes its non-life (non-Torchmark) products. This reorganization included reduced commission rates on non-Torchmark investment products, and resulted in a loss of 43% of this agency’s producing agents appointed with Torchmark over the past two years (34% since June 30, 2005). As a result, sales in this agency have fallen sharply. Net sales of $6.8 million declined 32% and first-year collected premium of $7.8 million decreased 36% over the prior year period.

The Other Agencies distribution systems offering life insurance include United American Independent and Branch Office Agencies (both of which predominately write health insurance), United Investors, and various minor distribution channels. The Other Distribution group contributed $78 million of life premium income to Torchmark, or 10% of Torchmark’s total.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Six months ended June 30,				Increase
	2006		2005
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$761,383	100	$733,749	100	$27,634	4
Net policy obligations	323,393	42	317,574	44	5,819	2
Commissions and acquisition expense	240,027	32	229,191	31	10,836	5

Insurance underwriting income before other income and administrative expense	$197,963	26	$186,984	25	$10,979	6

Life insurance underwriting income before insurance administrative expenses was $198 million, increasing 6%. As a percentage of life premium, underwriting margin rose 1% to 26%. Growth in life margins was due primarily to premium growth in the Direct Response Group and the American Income Agency.

Health insurance, comparing the first six months of 2006 with the first six months of 2005. Health premium accounted for 45% of Torchmark’s total premium in the 2006 quarter, while the health underwriting margin accounted for 33% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. Torchmark’s health products are supplemental health plans that include a variety of limited-benefit health plans including hospital/surgical, cancer and accident plans sold to customers under age 65, as well as Medicare Supplements sold to Medicare enrollees. Beginning January 1, 2006, the Company also began providing coverage under a Medicare Part D prescription plan. Because Medicare Part D benefit loss ratios and underwriting ratios vary significantly from Torchmark’s other health products, Medicare Part D business will be shown as a separate health component and will be discussed separately in the analysis of the health segment.

Total health insurance premium for the 2006 period as management views it was $606 million, up 16%. Excluding Medicare Part D premium, it was $513 million, a 1% decline. A reconciliation between segment reporting for Part D and GAAP is discussed under the caption Medicare Part D in this report.

The table below is an analysis of Torchmark’s health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2006		2005
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency	$215,757	42	$231,015	44	$(15,258)	(7)
United American Branch Office Agency	173,074	34	162,221	31	10,853	7
Liberty National Exclusive Agency	71,759	14	77,013	15	(5,254)	(7)
American Income Exclusive Agency	32,643	6	31,046	6	1,597	5
Direct Response	20,034	4	18,893	4	1,141	6

Subtotal	513,267	100	520,188	100	(6,921)	(1)

Medicare Part D	92,415		0		92,415

Total Health Premium	$605,682		$520,188		$85,494	16

Presented below is a table of health net sales by distribution method.

Health Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2006		2005
	Amount	% of Total	Amount	% of Total	Amount	%
United American Branch Office Agency	$74,679	63	$39,827	47	$34,852	88
United American Independent Agency	29,389	25	28,687	34	702	2
Liberty National Exclusive Agency	6,094	5	6,521	8	(427)	(7)
American Income Exclusive Agency	5,898	5	5,877	7	21	0
Direct Response	3,101	2	3,596	4	(495)	(14)

Subtotal	119,161	100	84,508	100	34,653	41

Medicare Part D	261,995		0		261,995

Total Health Net Sales	$381,156		$84,508		$296,648	351

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2006		2005
	Amount	% of Total	Amount	Total	% of Amount	%
United American Branch Office Agency	$47,808	56	$31,608	43	$16,200	51
United American Independent Agency	23,871	28	27,429	37	(3,558)	(13)
American Income Exclusive Agency	5,960	7	6,235	9	(275)	(4)
Liberty National Exclusive Agency	5,142	6	4,965	7	177	4
Direct Response	2,549	3	3,285	4	(736)	(22)

Subtotal	85,330	100	73,522	100	11,808	16

Medicare Part D	92,415		0		92,415

Total	$177,745		$73,522		$104,223	142

Below is an analysis of health net sales by product type.

Health Insurance

Net Sales by Product Type

(Dollar amounts in thousands)

	Six months ended June 30,				Increase
	2006		2005		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Limited-benefit plans	$99,336	83	$62,453	74	$36,883	59
Medicare Supplement	19,825	17	22,055	26	(2,230)	(10)

Subtotal	119,161	100	84,508	100	34,653	41

Medicare Part D	261,995		0		261,995

Total	$381,156		$84,508		$296,648	351

The following table is an additional presentation of first-year collected health premium by product type.

Health Insurance

First-Year Collected Premium by Product Type

(Dollar amounts in thousands)

	Six months ended June 30,				Increase
	2006		2005		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Limited-benefit plans	$68,099	80	$51,621	70	$16,478	32
Medicare Supplement	17,231	20	21,901	30	(4,670)	(21)

Subtotal	85,330	100	73,522	100	11,808	16

Medicare Part D	92,415		0		92,415

Total	$177,745		$73,522		$104,223	142

Health insurance, excluding Medicare Part D. In recent periods, Torchmark has emphasized the sale of limited-benefit health insurance products rather than Medicare Supplement insurance, as customer demand for the limited-benefit hospital/surgical plans has increased and price competition and decreased demand for Medicare Supplements have caused reduced sales of that product. Even though Medicare Supplement remains Torchmark’s dominant health product in terms of premium income, the contribution to premium of other health products has increased rapidly. Medicare Supplement represented 56% of total health premium income for the six months through June 2006, compared with 61% a year earlier. In addition, first-year collected premium on limited-benefit plans was 80% of health collections in the 2006 period, compared with 70% in the 2005 period, reflecting the change in product mix in sales of health insurance business.

Limited-benefit plans net sales accounted for 83% of sales, compared with 74% in the prior period.

The United American (UA) Branch Office and Independent Agencies are the predominant distributors of health products, primarily limited-benefit hospital/surgical plans. These agencies accounted for $389 million or 76% of Torchmark’s 2006 health premium income, exclusive of Part D premium. In recent periods, the focus of these agencies has been toward an increased emphasis on limited-benefit hospital/surgical policies sold to customers under age 65. Accordingly, these agencies have expanded their product lines as increased consumer demand for under-age-65 supplemental health products has resulted from the growing unavailability of individual major medical plans and decreased coverage offered by employers.

The UA Branch Office is a captive agency which focuses on sales of limited-benefit hospital/surgical plans. As is the case with all of Torchmark’s captive agency forces, growing the number of agents is critical to growth in sales. This agency has had ongoing recruiting initiatives, and as a result, this agency grew 44% over the prior year to 2,765 producing agents at June 30, 2006 from 1,915 agents a year earlier. The Agency opened 12 new branches in 2006 for a total of 110 at June 30. As a result of the growth in this agency, net sales rose 88% over the prior year to $75 million and first-year collected premium increased 51% to $48 million. Emphasis on sales of limited-benefit hospital/surgical plans resulted in premium growth of 58% in these products in 2006 to $69 million, surpassing the contribution of the UA Independent Agency. However, declines of 12% in premium for the Medicare Supplement product caused total health premium at this distribution channel to increase only 7%.

The UA Independent Agency consists of over 28,000 independent agents who also sell for other companies. Historically, this agency group was dominated by one very large agency, producing the majority of sales of under-age-65 limited-benefit health products for Torchmark. In 2005, however, that agency experienced a disruption in recruiting and training programs resulting in a decline in producing agents. The disruption contributed to a decline in overall health premium and sales in the UA Independent Agency in both 2005 and early 2006. However, through the first six months of 2006, total net sales in the UA Independent Agency increased 2% to $29 million and limited-benefit health premium rose 5% to $53 million, respectively, over the prior year period. On the other hand, Medicare Supplement continues to decline, as Medicare Supplement premium income for this group fell 10% to $163 million from $181 million.

Other agencies. Certain of Torchmark’s other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they account for 24% of health premium. The Liberty National Agency markets primarily limited-benefit cancer products. American Income also markets a variety of limited-benefit plans, primarily accident. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups.

Medicare Part D. Coverage under Torchmark’s Medicare Part D prescription drug plan for Medicare beneficiaries began January 1, 2006. The enrollment period ended on May 15, 2006 for those who were eligible on January 1. At June 30, the Company had 200 thousand enrollees that had been confirmed by the Centers for Medicare and Medicaid Services (CMS). Details of the Company’s plan are at www.uamedicarepartd.com.

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

Actual Part D benefit costs for the year have been lower than expected; however, through June 30, 2006, the Company expensed benefits based on the original ultimate expected benefit ratio for the year because it is still unclear how benefit experience will trend in the last half of the contract year, which ends December 31, 2006. Should benefit costs continue to be lower than expected through the last half of 2006, health insurance underwriting income from Medicare Part D will be greater than was expected at the beginning of the year.

Medicare Part D underwriting results are summarized in the following chart, with corresponding adjustments for GAAP.

Medicare Part D

Summary of Medicare Part D Results

(Dollar amounts in thousands)

	Six months ended June 30, 2006
	Per Segment Analysis	% of Premium	Adjustments		GAAP
Premium	$92,415	100	$29,727	(1)	$122,142
Policy obligations	73,685	80	35,765	(2)	109,450
Pharmacy Benefit Manager fees	7,393	8			7,393
Amortization of acquisition costs	2,772	3			2,772

Insurance underwriting income before other income and administrative expense	$8,565	9	$(6,038)		$2,527

(1)	Reflects a receivable from the Centers of Medicare & Medicaid Services (CMS) for risk sharing related to claims paid by the Company in the first six months. This receivable is not recognized in the segment analysis because:

•	The risk sharing adjustment, if any, will be based on the 2006 contract year experience, not the experience of interim periods, and

•	Torchmark does not anticipate that there will be a risk sharing adjustment for the 2006 contract year.

(2)	Deferral of excess benefits incurred in earlier interim quarters to later quarters in order to more closely match the benefit cost with the associated revenue during the 2006 contract year.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Six months ended June 30, 2006
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$513,267	100	$92,415	100	$605,682	100
Net policy obligations	324,479	63	73,685	80	398,164	66
Commissions and acquisition expense	97,441	19	10,165	11	107,606	18

Insurance underwriting income before other income and administrative expense	$91,347	18	$8,565	9	$99,912	16

	Six months ended June 30, 2005
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$520,188	100	$0	0	$520,188	100
Net policy obligations	332,856	64	0	0	332,856	64
Commissions and acquisition expense	97,148	19	0	0	97,148	19

Insurance underwriting income before other income and administrative expense	$90,184	17	$0	0	$90,184	17

*	Health other than Medicare Part D.

Underwriting margins for health insurance, excluding Part D margin, improved 1% to $91 million, even though premium declined 1%. As a percentage of health premium, underwriting margins rose from 17% to 18%. Liberty’s health margin rose 19% to $14 million. As a percentage of premium, Liberty’s health margin improved from 15% to 20% and was the primary contributor to margin growth. In the first quarter of 2005, Liberty settled a class-action lawsuit involving a closed block of Liberty National cancer policies. This settlement had the effect of reducing premiums on this closed block of cancer business going forward but also improved underwriting margins by reducing policy obligations on this block at the same time. The 7% decline in health premium at Liberty shown in the Health Premium Income chart above is also reflective of the implementation of that settlement.

Annuities, comparing the first six months of 2006 with the first six months of 2005. Torchmark markets both fixed and variable annuities. Annuity revenue represents less than 1% of Torchmark’s total premium income and annuity underwriting income represents less than 2% of the total. Torchmark has previously announced that the sale of annuities is not a major component of its marketing strategy.

Operating expenses, comparing the first six months of 2006 with the first six months of 2005. Operating expenses consist of insurance administrative expenses and parent company expenses. They also include stock option expense, which Torchmark views as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, Torchmark measures those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Six months ended June 30,
	2006				2005
	Amount	% Increase	% of Premium	% of Revenue	Amount	% Increase	% of Premium	% of Revenue
Insurance administrative expense	$79,665	3.6	5.7		$76,901	9.4	6.1
Parent company expense	4,658				5,321
Stock option expense	3,485				0

Total operating expenses	$87,808	6.8		5.1	$82,222	9.3		5.2

Both insurance administrative expenses and total expenses increased over the prior year period. Administrative expenses of the Medicare Part D program added approximately $3.2 million of expense for which there was no expense in the prior period. Stock option expense, recorded in 2006 but not in 2005, accounted for $3.5 million of the increase in total operating expense. Litigation expense was approximately $7 million lower in 2006; however, most of this decline was offset by higher non-Medicare Part D salaries and other employee costs in 2006. Excluding both Medicare Part D expense and stock option expense, total expense would have declined 1.3%. Total expense, as a percentage of total revenue, would have remained at 5.1% if Medicare Part D activity and stock option expense were excluded from the ratio.

Investments (excess investment income), comparing the first six months of 2006 with the first six months of 2005. The following table summarizes Torchmark’s investment income and excess investment income.

Excess Investment Income

(Dollar amounts in thousands)

	Six months ended June 30,		Increase (Decrease)
	2006	2005	Amount	%
Net investment income *	$308,118	$299,616	$8,502	3
Required interest on net insurance policy liabilities	(116,656)	(111,209)	(5,447)	5
Financing costs:
Debt	(33,432)	(29,906)	(3,526)	12
Interest rate swaps	491	5,221	(4,730)	(91)

Total financing costs	(32,941)	(24,685)	(8,256)	33
Excess investment income	$158,521	$163,722	$(5,201)	(3)

Excess investment income per share	$1.55	$1.53	$0.02	1

*	Net investment income per Torchmark’s segment analysis does not agree with Net investment income per the Consolidated Statements of Operations as explained in the Reconciliation in Note E - Business Segments.

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

Excess investment income declined 3% during the period from $164 million in 2005 to $159 million. On a per share basis, excess investment income per share rose 1% to $1.55. The largest component of excess investment income is net investment income, which rose $9 million, or 3%, to $308 million. As discussed below, the increase in net investment income was offset by increased financing costs and required interest on insurance liabilities. Financing costs rose $8 million or 33%, due to rising short-term rates and the associated reduced benefit of the interest-rate swaps. Required interest increased 4.9% or $5 million, correlating with the 4.3% growth in the average net insurance policy liability.

While net investment income rose 3%, the average size of the investment portfolio increased 5% from a year ago. The slower growth in income reflects the effect of acquisitions of investments in recent years with yields lower than the overall portfolio yield. Average invested assets, which include fixed maturities at amortized cost, were $9.2 billion in the 2006 period, compared with $8.7 billion a year earlier. The $464 million increase in average invested assets over the prior-year period was achieved even though Torchmark used $331 million of excess operating cash flows to repurchase the Company’s shares under its share repurchase program in the prior twelve months.

The following chart summarizes selected information for fixed-maturity purchases. Both yield and average life calculations on new purchases of noncallable bonds are based on the maturity date. In the case of callable bonds, the average life is based on the worst call date or maturity date, whichever produces the lowest yield (“yield to worst”).

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Cost of acquisitions:
Investment-grade corporate securities	$392.3	$105.2	$679.8	$366.9
Other investment-grade securities	50.5	11.9	50.5	11.9

Total fixed-maturity acquisitions	$442.8	$117.1	$730.3	$378.8

Effective annual yield (one year compounded) *	6.98%	5.88%	6.64%	6.29%
Average life (in years, to worst call)	23.6	16.1	20.1	22.4

*	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

In 2006, Torchmark continued to buy primarily investment-grade fixed-maturity corporate bonds and trust preferred securities (classified as redeemable preferred stocks) with a diversity of issuers and industry sectors. Year-to-date, new money was invested at an average yield of 6.6%, an average maturity of 20 years, and an average rating of A+.

This compares to a yield of 6.3%, maturity of 22 years and rating of BBB+ for the first six months of 2005. However, in the second quarter of 2006, money was invested at 6.98% and an average maturity of 24 years.

The 6.98% yield on second quarter acquisitions matched the portfolio yield for the first time in three years. During this period of low interest rates, Torchmark has attempted to invest money as nearly as possible to 7%. From the second quarter of 2003 through the first quarter of 2005, the Company invested primarily in long-term bonds (20+ year maturities) yielding around 6  1/2%. With the flattening of the yield curve, Torchmark changed its strategy in the second quarter of 2005. Since the Company felt that it was no longer being adequately compensated for the risk of investing totally in long securities, Torchmark decided to invest long only in quality bonds yielding in excess of 6  1/2%; otherwise, the Company would invest in bonds with maturities around 5 years. In the second quarter of 2006, the rate environment changed again. Although the yield curve remained relatively flat, long-term interest rates ticked up. As a result, more quality bonds with yields in excess of 6  1/2% became available, which prompted the Company to invest exclusively in longer-term bonds.

Financing costs for the Investment segment primarily consist of interest on Torchmark’s various debt instruments. The following table reconciles interest expense per the Consolidated Statements of Operations to financing costs.

Reconciliation of Interest Expense to Financing Costs

(Amounts in thousands)

	For the six months ended June 30,
	2006	2005
Interest expense per Consolidated Statements of Operations	$33,628	$30,086
Reclassification of interest amount due to deconsolidation	(196)	(180)
Benefit from interest-rate swaps	(491)	(5,221)

Financing costs	$32,941	$24,685

The table below presents the components of financing costs.

Analysis of Financing Costs

(Amounts in thousands)

	For the six months ended June 30,
	2006	2005
Interest on funded debt	$26,891	$25,984
Interest on short-term debt	6,541	3,922
Benefit from interest-rate swaps	(491)	(5,221)

Financing costs	$32,941	$24,685

Financing costs increased 33% to $33 million from $25 million in the previous year’s six months, primarily because of the increase in short-term borrowing rates. The higher interest rates caused a reduction in the settlement benefit provided by Torchmark’s swap agreements to a benefit of $491 thousand in the 2006 period compared with a $5.2 million benefit in the 2005 period. Of this decline, $1.5 million of the 2005 benefit was the spread on two swaps sold in the third quarter of 2005. Please refer to the caption “Capital Resources” in this report for more information on Torchmark’s swaps. Additionally, the higher short-term borrowing rates along with a 7% increase in average commercial paper borrowings caused Torchmark’s interest on short-term debt to increase by $2.6 million or 67% in the 2006 period.

Lower long-term interest rates along with higher short-term rates have restricted the growth in excess investment income in the last two years. However, excess investment income will benefit from the higher new-money rates and the reduced exposure to short-term financing costs due to the termination, as discussed under the caption “Capital Resources,” of Torchmark’s fixed-to-floating interest-rate swaps. Of these two factors, higher investment rates will have the bigger impact because of the significant cash flow generated from operations.

Investments (portfolio composition), comparing June 30, 2006 with June 30, 2005. Approximately 95% of Torchmark’s investments at fair market value are in a diversified fixed-maturity portfolio. Policy loans, which are secured by policy cash values, make up an additional 3%. The remaining balance is comprised of other investments including equity securities, mortgage loans, and other long-term and short-term investments. At June 30, 2006, fixed maturities had a fair value of $8.9 billion, compared with $8.8 billion at December 31, 2005 and $9.0 billion at June 30, 2005. An analysis of Torchmark’s fixed-maturity portfolio by component at June 30, 2006 is as follows.

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations & agencies	$26	$1	0	$27	0.3
GNMA pools and other mortgage-backed securities	78	3	0	81	1.0
Corporates	6,689	152	(181)	6,661	75.1
Other	464	4	(9)	459	5.2
Redeemable preferred stocks	1,619	44	(29)	1,633	18.4

Total fixed maturities	$8,876	$204	(219)	$8,861	100.0

*	At fair value

An analysis of the fixed-maturity portfolio by quality rating at June 30, 2006 is as follows.

Fixed Maturities by Rating*

(Dollar amounts in millions)

	Amortized Cost	%	Fair Market Value	%
AAA	$559	6.3	$554	6.3
AA	324	3.7	332	3.7
A	3,387	38.2	3,452	39.0
BBB	3,913	44.0	3,848	43.4
BB	509	5.7	498	5.6
B	164	1.9	159	1.8
Below B	20	0.2	18	0.2

	$8,876	100.0	$8,861	100.0

*	Rating based on Bloomberg composite

The portfolio has an average quality rating of “A-.” Approximately 92% of the portfolio at amortized cost was considered investment grade.

The majority of fixed-maturity holdings are in corporate securities. Investments in corporate fixed maturities are diversified in a wide range of industry sectors. At fair value, the following table presents the largest twelve holdings of Torchmark’s corporate fixed maturities by industry sector at June 30, 2006.

Industry	%
Insurance carriers	19.6
Depository institutions	17.6
Electric, gas, sanitation services	11.5
Nondepository credit institutions (finance)	7.0
Communications	4.0
Chemicals & allied products	3.5
Media (printing, publishing & allied lines)	3.0
Food & kindred products	2.6
Oil & gas extraction	2.3
Transportation equipment	2.3
Petroleum refining & related industries	2.2
Industrial, commercial machinery, computer equipment	2.1
All other sectors *	22.3

100.0

*	No other individual industry sector represented more than 2% of Torchmark’s corporate fixed maturities.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At June 30, 2006		At December 31, 2005	At June 30, 2005
Amortized cost (millions)	$8,876		$8,412	$8,240
Gross unrealized gains (millions)	204		486	756
Gross unrealized losses (millions)	(219	)(2)	(61)	(27)

Fair value (millions)	$8,861		$8,837	$8,969

Average annual effective yield	7.04%		7.09%	7.19%
Average life (in years, to worst call)(1)	12.8		12.4	12.7
Average life (in years, to maturity)(1)	15.8		15.3	15.8
Effective duration (to worst call)(1),(3)	6.9		7.0	7.3
Effective duration (to maturity)(1),(3)	8.1		8.2	8.5

(1)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the same date used to calculate the yield, which is the “worst call” date for callable bonds and the maturity date for all other bonds, and (b) based on the maturity date of all bonds, whether callable or not.

(2)	Of the $219 million gross unrealized losses at June 30, 2006, only $20 million related to securities which had a fair value less than 80% of book value; the remainder all had fair values greater than 80% of book value.

(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Realized Gains and Losses, comparing the first six months of 2006 with the first six months of 2005. As discussed in Note E—Business Segments, Torchmark’s core business of providing insurance coverage requires it to maintain a large and diverse investment portfolio to support its insurance liabilities. From time to time, investments are disposed of or written down prior to maturity for reasons generally beyond the control of management, resulting in realized gains or losses. As discussed in Note E, realized gains and losses are incidental to core insurance operating results, but can be significant in relation to the earnings from core insurance operations. As a result, these gains and losses can have a material positive or negative impact on net income and, if included in operating results, they might cause those results to not be indicative of the past or future performance of core operations. For these reasons, Torchmark management removes the effects of realized gains and losses when evaluating its overall operating results.

The following table summarizes Torchmark’s tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses)

(Dollar amounts in thousands, except for per share data)

	Six months ended June 30,
	2006		2005
	Amount	Per Share	Amount	Per Share
Realized gains (losses), net of tax, from:
Investment sales	$3,872	$.04	$2,835	$.03
Loss on redemption of debt	(270)	.00	0	.00
Valuation of interest rate swaps	(2,956)	(.03)	(604)	(.01)
Spread on interest rate swaps *	319	.00	3,394	.03

Total	$965	$.01	$5,625	$.05

*	The reduction in interest cost from swapping fixed-rate obligations to floating rates.

As noted under the caption “Capital Resources,” Torchmark acquired with the intent to retire $3.3 million principal amount of its 7 7/8% Notes during the second quarter of 2006, recording an after-tax loss of $270 thousand.

Accounting rules require Torchmark to value its interest-rate swaps at their fair value at the end of each accounting period. The fair values of these instruments fluctuate with interest rates in financial markets and diminish with the passage of time so that their value will be zero when they ultimately expire. These period-to-period fluctuations can be substantial. However, Torchmark management does not consider these period-to-period fluctuations in value in managing its ongoing operations because their cumulative result will be zero if held to expiration. These temporary unrealized changes in swap values are included as a component of “Realized Investment Gains (Losses)” on the Consolidated Statements of Operations. This fair value adjustment for all swaps on an after-tax basis was a negative $3.0 million in the six months of 2006, compared with a negative $604 thousand in the same period of 2005.

The Securities and Exchange Commission’s accounting guidance currently requires that all income and expenses related to a nonhedged derivative be recorded in the same line item on the income statement that the adjustment to fair value is recorded. Therefore, the cash settlements of the swaps are combined with the noncash unrealized fair value adjustments as a component of realized investment gains and losses. Torchmark’s after-tax interest cost reduction from the cash settlements included in realized investment gains and losses was a positive $319 thousand in 2006 and a positive $3.4 million in 2005. Torchmark reduces interest cost for this benefit in its segment analysis, because the segment analysis is required by GAAP to be as management evaluates the performance of the segment. Management views the benefit from lower interest rates as a reduction in its financing costs in its Investment segment.

Recent increases in short-term rates have had a negative impact on both the valuation of the swaps and the benefit from the cash settlements. As noted earlier and discussed under the caption “Capital Resources,” Torchmark disposed of both of its remaining interest-rate swaps in the second quarter of 2006.

Financial Condition

Liquidity. Liquidity is evidenced by positive cash flow, a portfolio of marketable investments, and the availability of a line of credit facility. Torchmark’s insurance operations have historically generated cash flows well in excess of immediate requirements. Net cash inflows from operations were $432 million in the first six months of 2006 compared with $459 million in the same period of 2005. Cash flow in 2006 was negatively affected by a $32 million tax settlement paid during the first quarter, as well as approximately $26 million of net cash outflow due to the new Medicare Part D business. In addition to cash inflows from operations, Torchmark received $161 million in investment maturities or repayments during the 2006 six months.

Cash and short-term investments were $83 million at June 30, 2006, compared with $138 million at December 31, 2005 and $46 million at the end of June, 2005. In addition to these liquid assets, the entire $8.9 billion (fair value at June 30, 2006) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all fixed-income and equity securities are publicly traded. Torchmark generally expects to hold fixed-income securities to maturity. Even though these securities are available for sale, the Company has the ability and intent to hold securities which are temporarily impaired until they are recoverable.

Torchmark has in place a line of credit facility with a group of lenders that allows unsecured borrowings and stand-by letters of credit up to $600 million. The five-year facility matures on November 18, 2009. The Company also has the ability to request up to $175 million in letters of credit to be issued against the facility. The line of credit is further designated as a back-up credit line for a commercial paper program not to exceed $600 million, whereby Torchmark may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million. Interest is charged at variable rates. At June 30, 2006, $115 million face amount of commercial paper was outstanding ($115 million book value), $163 million letters of credit were issued, and there were no borrowings under the line of credit. A facility fee is charged on the entire facility. There are also issuance and fronting fees related to the letters of credit and there is an additional usage fee if borrowing exceeds $300 million. The facility has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreements, Torchmark is subject to certain covenants regarding capitalization and interest coverage. At June 30, 2006, Torchmark was in full compliance with these covenants.

Capital resources. The capital structure consists of short-term debt (including the commercial paper facility described above and maturities of long-term debt within one year), long-term funded debt, and shareholders’ equity. The outstanding long-term debt at book value, including Torchmark’s Junior Subordinated Debentures, was $870 million at June 30, 2006, compared with $508 million at December 31, 2005 and $691 million at June 30, 2005. An analysis of long-term debt issues outstanding is as follows at June 30, 2006.

Long Term Debt at June 30, 2006

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Senior Debentures	2009	8 1/4%	$99.5	$99.5	$106.4
Notes	2023	7 7/8	165.6	162.8	190.4
Notes	2013	7 3/8	94.0	93.2	101.5
Senior Notes	2016	6 3/8	250.0	246.0	253.2
Issue expenses (1)				(9.7)

Total long-term debt			609.1	591.8	651.5
Junior Subordinated Debentures (2)	2041	7 3/4	154.6	154.6	152.3	(3)
Junior Subordinated Debenture (2)	2016	7 1/10	123.7	123.7	119.5	(3)

Total			$887.4	$870.1	$923.3

(1)	Unamortized issue expenses related to Torchmark’s Trust Preferred Securities.

(2)	Included in “Due to Affiliates” in accordance with accounting regulations.

(3)	Market value of the Trust Preferred Securities which are obligations of unconsolidated corporate trusts.

As reported in Note F – Capital Transactions in the Notes to Consolidated Financial Statements, Torchmark issued $123.7 million of 7.1% Junior Subordinated Debentures and $250 million principal amount of 6 3/8% Senior Notes due 2016 in June, 2006. The Junior Subordinated Debentures are payable to Torchmark Capital Trust III which in turn issued 4.8 million shares of 7.1% Trust Preferred Securities in a public offering in June, 2006. Issue expenses of $8.3 million were connected with these new issues and were deducted from long-term debt. More detailed information on these issues can be found in Note F.

In addition to these long-term issues, Torchmark had outstanding at June 30, 2006 its 6 1/4% Senior Notes, $180 million principal amount, which are scheduled to mature in December, 2006. These Notes were included in short-term debt at June 30, 2006 and long-term debt a year earlier.

During June, 2006, Torchmark acquired with the intent to retire $3.3 million par value of its 7 7/8% Notes due 2023 at a cost of $3.7 million. This transaction resulted in an after-tax realized loss of $270 thousand.

Torchmark sold its two remaining interest-rate swaps in June 2006, as rising short-term rates continued to reduce future prospects for positive interest-rate spreads. These swaps exchanged the fixed-interest commitments for floating rate commitments on Torchmark’s 6  1/4% Senior Notes due December, 2006 ($180 million notional amount) and 7 3/4% Trust Preferred Securities due November, 2041 ($150 million notional amount). Torchmark received $63 thousand in net proceeds from the sales of these swaps.

The swap related to the 6 1/4% Senior Notes qualified as a hedge under accounting rules. When a swap qualifies as a hedge, an adjustment corresponding but offsetting the fair value adjustment to the swap asset is made to the carrying value of the debt instrument and there is no earnings impact. The 6 1/4% Senior Note swap decreased the carrying value of the long-term debt instrument by $421 thousand as of the date of sale and increased the carrying value by $336 thousand at December 31, 2005.

Because the non-hedged swap was adjusted to fair value each period, there was no earnings impact at the time of the sale. However, the adjustment of value resulted in an after-tax loss of $3.0 million in 2006 compared with a gain of $122 thousand in 2005. During the third quarter of 2005, Torchmark sold two additional interest-rate swaps, one of which was a notional $99.4 million related to the 8.25% Senior Debentures and the other was a notional $100 million related to the 7.375% Notes.

The Company acquired 4.7 million of its outstanding common shares with excess cash flow on the open market at a cost of $267 million ($56.84 per share) during the first six months of 2006 under its ongoing share repurchase program. Please refer to the description of the Company’s share repurchase program under the caption Highlights in this report. The Company intends to continue the repurchase of its common shares when financial markets are favorable.

Shareholders’ equity was $3.13 billion at June 30, 2006. This compares with $3.43 billion at December 31, 2005 and $3.46 billion at June 30, 2005. Shareholder’s equity was reduced by the $331 million in share purchases made under the Company’s share repurchase program over the preceding twelve months and net after-tax unrealized losses in the fixed investment portfolio of $452 million over the same period.

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

Selected Financial Data

	At June 30, 2006		At December 31, 2005		At June 30, 2005
	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*
Fixed maturities (millions)	$8,861	$(15)	$8,837	$425	$8,969	$729
Deferred acquisition costs (millions) **	2,895	5	2,768	(23)	2,658	(43)
Total assets (millions)	14,782	(9)	14,769	402	14,651	686
Short-term debt (millions)	294	0	382	0	213	0
Long-term debt (millions)	870	0	508	0	691	0
Shareholders’ equity (millions)	3,127	(6)	3,433	261	3,455	446
Book value per diluted share	31.14	(0.06)	32.91	2.50	32.79	4.23
Debt to capitalization ***	27.1%	0.0%	20.6%	(1.3)%	20.7%	(2.4)%
Diluted shares outstanding (thousands)	100,419		104,303		105,354
Actual shares outstanding (thousands)	98,926		103,569		104,775

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item.
**	Includes the value of insurance purchased.
***	Torchmark’s debt covenants require that the effect of SFAS 115 be removed to determine this ratio.

Interest coverage was 12.2 times in the 2006 six months compared with 13.7 times in the prior period.

Pension assets. The following chart presents assets at fair value for Torchmark’s defined-benefit pension plans at June 30, 2006 and the prior-year end.

Pension Assets by Component

(Dollar amounts in thousands)

	June 30, 2006		December 31, 2005
	Amount	%	Amount	%
Corporate debt	$43,091	22.6	$46,030	24.9
Other fixed maturities	1,005	0.5	1,122	0.6
Equity securities	144,206	75.5	131,846	71.4
Short-term investments	2,154	1.1	5,492	3.0
Other	540	0.3	279	0.1

Total	$190,996	100.0	$184,769	100.0

The liability for qualified defined-benefit pension plans was $209 million at December 31, 2005. During the six months of 2006, Torchmark contributed $9 million to these plans. Torchmark estimates that it will contribute an amount not to exceed $20 million in total to these plans in 2006.

New Unadopted Accounting Rules

The FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) to clarify the accounting for income taxes by providing methodology for the financial statement recognition and measurement of uncertain income tax positions. This interpretation also requires disclosure and provides additional guidance on related topics. It is effective for fiscal years beginning after December 15, 2006. Torchmark is currently assessing the impact of the adoption of FIN 48, but does not believe at this time that it will be material.

Cautionary Statements

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

There have been no quantitative or qualitative changes with respect to market risk exposure during the six months ended June 30, 2006.

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

As of the end of the fiscal quarter completed June 30, 2006, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended June 30, 2006, there have not been any significant changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

Many of these lawsuits involve claims for punitive damages in state courts of Alabama and Mississippi. Torchmark’s management recognizes that large punitive damage awards continue to occur bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly Alabama and Mississippi, creating the potential for unpredictable material adverse judgments in any given punitive damage suit. As of June 30, 2006, Liberty was a party to approximately 50 active lawsuits (which included 5 employment-related cases and excluded interpleaders), 32 of which were Alabama proceedings and 3 of which were Mississippi proceedings in which punitive damages were sought.

As previously reported, on March 15, 1999, Torchmark was named as a defendant in consolidated derivative securities class action litigation involving Vesta Insurance Group, Inc. filed in the U.S. District Court for the Northern District of Alabama (In re Vesta Insurance Group, Inc. Securities Litigation. Master File No. 98-AR-1407-S). The amended consolidated complaint in this litigation alleges violations of Section 10(b) of the Securities Exchange Act of 1934 by the defendants Vesta, certain present and former Vesta officers and directors, KPMG, LLP (Vesta’s former independent public accountants) and Torchmark and of Section 20(a) of the Exchange Act by certain former Vesta officers and directors and Torchmark acting as “controlling persons” of Vesta in connection with certain accounting irregularities in Vesta’s reported financial results and filed financial statements. Unspecified damages and equitable relief are sought on behalf of a purported class of purchasers of Vesta equity securities between June 2, 1995 and June 29, 1998. A class was certified in this litigation on October 25, 1999. In September, 2001, Torchmark filed a motion for summary judgment, which was denied by the District Court on January 10, 2002. On April 9, 2003, the District Court issued an order denying the class plaintiffs’ motion to strike certain of Torchmark’s affirmative defenses, holding that Torchmark cannot be held jointly and severally liable with Vesta under the securities law without an affirmative jury determination that Torchmark knowingly committed a violation of the securities laws.

Vesta, its officers and directors, its insurance carriers and KPMG settled their portions of the litigation with class plaintiffs in 2001; Torchmark did not. Subsequently, in May 2003, Torchmark instituted separate litigation against KPMG which was resolved in March, 2006. In April, 2006, class plaintiffs in Vesta Insurance Group Securities Litigation filed a motion in U.S. District Court for the Northern District of Alabama renewing their claims against Torchmark based upon an allegation of control person liability. This matter has been set for trial in the District Court on October 2, 2006.

As previously reported, United American Insurance Company has been named as a defendant in purported class action litigation filed on January 7, 2005, in the District Court of Starr County, Texas on behalf of the Texas purchasers of association group health insurance policies or certificates issued by United American through Heartland Alliance of America and Farm & Ranch Healthcare, Inc. (Rodriguez v. Burdine, et al, DC-05-8). The plaintiffs assert claims of civil conspiracy, conversion and theft, violations of the Texas Insurance and Administrative Codes, breach of fiduciary duties, fraud and gross negligence and breach of contract as well as filing a members representative action on behalf of all the members of the Heartland Association. The plaintiffs allege excessive and unauthorized association dues payments that the defendants have collected from policyholders. A declaratory judgment, monetary damages, imposition of a constructive trust, equitable forfeiture and attorney’s fees are sought by the plaintiffs.

On February 17, 2005, named defendant Martha Burdine filed an amended answer and a complaint (the cross complaint) against various other defendants including United American (the cross defendants) on behalf of a purported class of former agents and managers of those cross defendants (the cross plaintiffs). These cross plaintiffs assert a pattern of contract breaches and misconduct by the cross defendants including claims for breach of contract, intentional and negligent misrepresentation, fraud, negligence, breach of duties of trustees, trespass to chattels, conversion, intentional interference with a business relationship and intentional interference with a valid business expectancy. The cross plaintiffs seek actual, punitive and exemplary damages, attorneys’ fees and costs and other legal and equitable relief. A class certification hearing has been set for August 31, 2006, at which time the Court will consider approval of a proposed settlement agreement between the parties.

Additional information regarding these cases can be found in the Company’s prior Forms 10-K and Forms 10-Q.

Item 1A.	Risk Factors

Torchmark has had no material changes to its risk factors.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2006	400,087	$57.22	400,087
May 1-31, 2006	1,100,082	59.97	1,100,082
June 1-30, 2006	284,420	58.50	284,420

On July 27, 2006, Torchmark’s Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be purchased.

Item 4.	Submission of Matters to a Vote of Security Holders

At the 2006 Annual Meeting of Shareholders held April 27, 2006:

(i)	The following directors were elected to serve for three year terms or until their successors are duly elected and qualified:

	FOR	WITHHELD
David L. Boren	79,372,643	12,231,198
M. Jane Buchan	86,601,771	5,002,070
Robert W. Ingram	90,441,841	1,162,000
Harold T. McCormick	86,389,967	5,213,874
Paul J. Zucconi	90,432,681	1,171,160

The following directors have continuing terms of office:

Charles E. Adair	Sam R. Perry
Joseph L. Lanier, Jr.	Lamar C. Smith
Mark S. McAndrew

Lloyd W. Newton was also elected by the Board of Directors at their April 27, 2006 meeting for a one year term, filling a newly created directorship.

(ii)	The appointment of Deloitte & Touche LLP as Torchmark’s independent auditors for 2006 was ratified.

FOR	AGAINST	ABSTAIN
90,888,036	126,777	589,028

(iii)	The Torchmark Corporation Amended and Restated 2005 Incentive Plan was approved.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
67,504,380	12,609,444	787,059	10,702,958

(iv)	A shareholder proposal regarding diversity on the Board of Directors was not approved.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
7,534,676	64,678,819	8,687,388	10,702,958

Item 6.	Exhibits

(a)	Exhibits

(11)	Statement re Computation of Per Share Earnings
(12)	Statement re Computation of Ratios
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Mark S. McAndrew
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman
(32.1)	Section 1350 Certification by Mark S. McAndrew and Gary L. Coleman

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: August 7, 2006	/s/ Mark S. McAndrew
Mark S. McAndrew
Chairman and Chief Executive Officer

Date: August 7, 2006	/s/ Gary L. Coleman
Gary L. Coleman, Executive Vice
President and Chief Financial Officer
(Chief Accounting Officer)