Form 10-Q
period 2006-09-30
TORCHMARK CORP
filed 2006-11-08
CIK 320335

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT October 27, 2006
Common Stock,
$1.00 Par Value	98,074,871

Index of Exhibits (Page 54).

Total number of pages included are 56.

TORCHMARK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2006 - $8,917,842 ; 2005 - $8,411,635)	$9,169,867	$8,836,642
Equity securities, at fair value (cost: 2006 - $45,797 ; 2005 - $45,797)	45,396	48,047
Policy loans	325,225	316,829
Other long-term investments, at fair value	51,491	71,570
Short-term investments	85,187	118,310

Total investments	9,677,166	9,391,398

Cash	25,165	19,297
Securities lending collateral	170	257,390
Accrued investment income	172,567	158,225
Other receivables	93,796	67,262
Deferred acquisition costs and value of insurance purchased	2,914,873	2,768,404
Goodwill	378,436	378,436
Other assets	196,074	168,100
Separate account assets	1,477,105	1,560,391

Total assets	$14,935,352	$14,768,903

Liabilities and Shareholders’ Equity

Liabilities:
Future policy benefits	$7,299,657	$7,001,052
Unearned and advance premiums	90,673	91,758
Policy claims and other benefits payable	241,474	257,771
Other policyholders’ funds	89,781	89,229

Total policy liabilities	7,721,585	7,439,810

Deferred and accrued income taxes	1,031,849	1,011,048
Securities lending obligation	170	257,390
Other liabilities	231,471	176,151
Short-term debt	235,680	381,505
Long-term debt (fair value: 2006 - $678,543 ; 2005 - $427,280)	591,942	353,263
Due to affiliates	280,999	156,577
Separate account liabilities	1,477,105	1,560,391

Total liabilities	11,570,801	11,336,135

Shareholders’ equity:
Preferred stock, par value $1 per share - Authorized 5,000,000 shares; outstanding: -0- in 2006 and in 2005	0	0
Common stock, par value $1 per share - Authorized 320,000,000 shares; outstanding: (2006 - 104,874,748 issued, less 6,608,178 held in treasury and 2005 - 104,874,748 issued, less 1,305,849 held in treasury)	104,875	104,875
Additional paid-in capital	516,177	508,713
Accumulated other comprehensive income (loss)	164,782	269,084
Retained earnings	2,955,042	2,621,552
Treasury stock, at cost	(376,325)	(71,456)

Total shareholders’ equity	3,364,551	3,432,768

Total liabilities and shareholders’ equity	$14,935,352	$14,768,903

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Life premium	$381,547	$365,812	$1,142,930	$1,099,561
Health premium	296,572	248,678	931,981	768,866
Other premium	5,538	6,067	17,219	18,454

Total premium	683,657	620,557	2,092,130	1,886,881

Net investment income	160,908	151,120	469,222	450,916
Realized investment gains (losses)	(7,299)	(2,908)	(5,814)	4,667
Other income	673	253	8,544	14,349

Total revenue	837,939	769,022	2,564,082	2,356,813

Benefits and expenses:
Life policyholder benefits	252,002	240,631	754,768	726,529
Health policyholder benefits	189,396	163,263	635,045	506,196
Other policyholder benefits	4,654	6,989	17,149	20,415

Total policyholder benefits	446,052	410,883	1,406,962	1,253,140

Amortization of deferred acquisition costs	100,521	85,994	283,762	263,115
Commissions and premium taxes	39,922	37,054	122,500	111,476
Other operating expense	40,734	38,418	128,542	120,640
Interest expense	21,437	15,281	55,065	45,367

Total benefits and expenses	648,666	587,630	1,996,831	1,793,738

Income before income taxes	189,273	181,392	567,251	563,075
Income taxes	(60,729)	(62,346)	(191,058)	(193,821)

Net income	$128,544	$119,046	$376,193	$369,254

Basic net income per share	$1.30	$1.14	$3.75	$3.51

Diluted net income per share	$1.28	$1.14	$3.70	$3.48

Dividends declared per common share	$0.13	$0.11	$0.37	$0.33

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$128,544	$119,046	$376,193	$369,254

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	259,091	(249,290)	(184,038)	(174,187)
Less: reclassification adjustment for gains (losses) on securities included in net income	8,037	(1,457)	7,864	(3,454)
Less: reclassification adjustment for amortization of discount and premium	515	1,293	4,509	3,251
Less: foreign exchange adjustment on securities marked to market	(853)	(5,100)	(3,967)	(2,389)

Unrealized gains (losses) on securities	266,790	(254,554)	(175,632)	(176,779)
Unrealized gains (losses) on other investments	0	0	(2)	0
Unrealized gains (losses) adjustment to deferred acquisition costs	(17,883)	16,780	10,537	11,303
Foreign exchange translation adjustments	1,438	5,125	4,631	2,530

Other comprehensive income (loss), before tax	250,345	(232,649)	(160,466)	(162,946)

Income tax benefit (expense) related to other comprehensive income (loss)	(87,616)	81,426	56,164	57,030

Other comprehensive income (loss)	162,729	(151,223)	(104,302)	(105,916)

Comprehensive income (loss)	$291,273	$(32,177)	$271,891	$263,338

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash provided from operations	$676,868	$680,242

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale - sold	138,826	9,037
Fixed maturities available for sale - matured, called, and repaid	270,633	340,285
Other long-term investments	23,243	4,560

Total investments sold or matured	432,702	353,882

Investments acquired:
Fixed maturities	(924,070)	(707,171)
Other long-term investments	(9,615)	(30,851)

Total investments acquired	(933,685)	(738,022)

Net (increase) decrease in short-term investments	33,123	49,012
Net effect of change in payable or receivable for securities	1,980	(12,729)
Disposition of properties	893	340
Additions to properties	(6,473)	(2,312)
Acquisitions of low income housing tax credit interests	(46,361)	(34,034)

Cash used for investment activities	(517,821)	(383,863)

Cash provided from (used for) financing activities:
Proceeds from exercise of stock options	17,417	216,151
Issuance of 7.1% Junior Subordinated Debentures (net of $4.3 million issue expenses)	119,458	0
Issuance of 6 3/8% Senior Notes	245,961	0
Additions to (repayments of) short - term debt	(149,358)	53,264
Tax benefit from stock option exercises	2,481	0
Acquisition of treasury stock	(328,286)	(542,253)
Cash dividends paid to shareholders	(35,320)	(34,931)
Net receipts (withdrawals) from deposit product operations	(25,532)	6,340

Cash used for financing activities	(153,179)	(301,429)

Net increase (decrease) in cash	5,868	(5,050)
Cash at beginning of year	19,297	10,651

Cash at end of period	$25,165	$5,601

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at September 30, 2006, and the consolidated results of operations, comprehensive income and cash flows for the periods ended September 30, 2006 and 2005.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income as reported	$119,046	$369,254
Stock-based compensation, as reported, net of tax benefit of $17 and $126, respectively	31	234
Effect of stock-based compensation, fair value method, net of tax benefit of $5,721 and $16,623, respectively	(10,624)	(30,871)

Pro forma net income	$108,453	$338,617

Earnings per share:
Basic—as reported	$1.14	$3.51

Basic—pro forma	$1.04	$3.22

Diluted—as reported	$1.14	$3.48

Diluted—pro forma	$1.04	$3.18

In May, 2005, Torchmark executed a voluntary option exercise and restoration program whereby directors and executives exercised their vested options and received a lesser number of new grants at the then current market price. While approximately 16% of these options vested immediately, the majority of these options vested six months from grant. As a result of this transaction, $9.7 million in pro forma after-tax option expense

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note B—Stock Options (continued)

was incurred in the third quarter of 2005 and $20.1 million in the first nine months of 2005. Additionally, a grant to executives made in December, 2004 vested in June, 2005. This grant accounted for $7.0 million after-tax in pro forma expense in the first nine months of 2005.

The fair value method as outlined by SFAS 123R requires the use of an option valuation model to value employee stock options. Torchmark has elected to use the Black-Scholes valuation model for option expensing as it had done for previous pro forma expense disclosures. A summary of assumptions for options granted in the first nine months of 2006 and 2005 is as follows:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Volatility factor	13.2%	14.9%
Dividend yield	.8%	.8%
Expected term (in years)	3.92	3.72
Risk-free rate	4.4%	3.7%

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note B—Stock Options (continued)

The effect of the adoption of SFAS 123R on selected line items is as follows for the three months and nine months ended September 30, 2006:

	Increase (Decrease)
	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock option expense *	$1,498	$4,983
Income before income taxes	(1,498)	(4,983)
Income tax (benefit)	(524)	(1,744)
Net income	(974)	(3,239)
Cash flow from operations	(848)	(2,481)
Cash flow from financing activities	848	2,481
Basic earnings per share	(.01)	(.03)
Diluted earnings per share	(.01)	(.03)

*	No stock option expense was capitalized.

In the fourth quarter of 2005, the FASB issued FASB Staff Position No. 123R-3 (FSP123R3), providing an alternative method for accounting for income taxes related to stock option expensing. SFAS 123R requires that tax benefits for book purposes previously recorded in excess of actual tax benefits realized at the time of exercise, in addition to a cumulative pool of previously-realized actual tax benefits allowed by SFAS 123R, must be charged to income. The alternative described in FSP123R3 is a simplified method of computing this cumulative pool of actual tax benefits. Torchmark has elected the simplified alternative method. This election had no impact on Torchmark’s net income in the nine months ended September 30, 2006.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note B—Stock Options (continued)

A summary of option activity for the nine-month period ended September 30, 2006 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	9,912,735	$49.33
Granted	76,708	56.06
Exercised	423,816	41.01
Forfeited or expired	24,249	50.11

Outstanding at September 30, 2006	9,541,378	$49.75	5.70	$127,458

Exercisable at September 30, 2006	7,940,288	$49.71	5.59	$106,371

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 was $9.55 per option compared with $8.91 per option in the 2005 period. The total intrinsic value of options exercised during the nine months of 2006 was $7.1 million, compared with $106.7 million in the 2005 period.

Information about Torchmark’s unrecognized stock-based compensation at September 30, 2006 is as follows:

Unrecognized compensation	$8,602
Weighted average period of expected recognition (in years)	1.90

Cash received from the exercise of stock options was $17.4 million in the 2006 nine months compared with $216.2 million in the 2005 period. The actual tax benefit was $2.5 million and $36.4 million in the 2006 and 2005 nine months, respectively.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Basic weighted average shares outstanding	98,555,253	104,117,396	100,272,719	105,090,515
Weighted average dilutive options outstanding	1,547,317	586,648	1,305,439	1,140,973

Diluted weighted average shares outstanding	100,102,570	104,704,044	101,578,158	106,231,488

Antidilutive shares*	0	5,145,215	6,000	3,266,170

*	Antidilutive shares are excluded from the calculation of diluted earnings per share.

Unless otherwise specified, earnings per share data is assumed to be on a diluted basis.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Postretirement Benefit Plans

Components of Post-Retirement Benefit Costs

	Three Months ended September 30,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost - benefits earned during the period	$2,902	$1,918	$134	$192
Interest cost on benefit obligation	4,230	2,819	235	223
Expected return on assets	(5,352)	(3,503)	0	0
Amortization of prior service cost	8	8	0	0
Recognition of net actuarial (gain)/loss	438	303	(63)	(46)

Net periodic pension cost	$2,226	$1,545	$306	$369

	Nine Months ended September 30,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost - benefits earned during the period	$7,883	$5,728	$512	$582
Interest cost on benefit obligation	11,524	8,466	706	676
Expected return on assets	(14,516)	(10,509)	0	0
Amortization of prior service cost	26	26	0	0
Recognition of net actuarial (gain)/loss	1,193	891	(134)	(176)

Net periodic pension cost	$6,110	$4,602	$1,084	$1,082

As of September 30, 2006, Torchmark contributed $12 million to pension plans. The Company does not plan to make any additional contributions in 2006.

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

Torchmark previously entered into several interest-rate swap agreements in connection with its debt issues exchanging its fixed-rate obligations for variable rates. The cash inflows (outflows) from settlements of these swaps were considered to be reductions (additions) to Torchmark’s financing costs by management in the evaluation of the performance of its Investment segment, and were reported as such in this segment analysis. However, because of accounting guidance requiring that all income components of non-hedged derivatives be recorded in the same line item as the derivative’s periodic adjustment to fair value, Torchmark has reported cash settlements on all of its swaps as realized investment gains or losses in the Consolidated Statements of Operations. As of September 30, 2006, Torchmark had sold all its swap agreements and had no swap agreements in place.

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

Coverage under Torchmark’s Medicare Part D prescription drug plan for Medicare beneficiaries began January 1, 2006. For GAAP, Part D premiums are recognized evenly throughout the year when they become due but benefit costs are recognized when the costs are incurred. Due to the design of the Part D product, premiums are evenly distributed throughout the year, but benefit costs are much higher earlier in the year. As a result, under GAAP, benefit costs can exceed premiums in the first part of the year, but be less than premiums during the remainder of the year. For segment reporting purposes, Torchmark has elected to defer $11.9 million excess benefits incurred in the first nine months of 2006 to the remainder of the year in order to more closely match the benefit cost with the associated revenue. For the full year, the total premiums and benefits are expected to be the same under this alternative method as they are under GAAP. The Company’s presentation results in the underwriting margin percentage of each interim period reflecting the expected margin percentage for the full year. In addition, GAAP recognizes in each quarter a risk-sharing premium adjustment consistent with the contract as if the quarter represented an entire contract period. Torchmark did not include this $9.3 million GAAP adjustment in this nine month period for segment reporting purposes because Torchmark does not anticipate receiving a risk-sharing payment at the end of the contract period and because its interim profit margins for Part D are based upon estimated full year profit margins.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

In 2006, Torchmark received two litigation settlements, each concerned with issues related to subsidiaries disposed of several years ago. In the first quarter of 2006, Torchmark received $6.3 million net of expenses ($4.1 million net of tax) reported as a legal settlement. In the third quarter of 2006, state income tax refunds of $6.7 million net of expenses ($4.2 million net of tax) were received and reported as a tax settlement. Management removes these settlement receipts when analyzing its ongoing core results. In the second quarter of 2005, Torchmark recorded an after-tax benefit of $6.2 million, pertaining to net settlements after expenses related to litigation involving former and present subsidiaries.

The following tables total the components of Torchmark’s operating segments and reconcile these operating results to its pretax income and each significant line item in its Consolidated Statements of Operations.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the nine months ended September 30, 2006
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,142,930	$922,663	$17,219			$9,318	(1)	$2,092,130
Net investment income				$468,869		353	(2)	469,222
Other income					$3,190	5,354	(3,4)	8,544

Total revenue	1,142,930	922,663	17,219	468,869	3,190	15,025		2,569,896
Expenses:
Policy benefits	754,768	623,115	17,149			11,930	(1)	1,406,962
Required interest on net reserves	(271,108)	(18,060)	(20,841)	310,009				0
Amortization of acquisition costs	306,627	99,186	11,828	(133,879)				283,762
Commissions and premium tax	57,640	65,801	39			(980	)(3)	122,500
Insurance administrative expense(5)					117,190			117,190
Parent expense					6,369			6,369
Stock option expense					4,983			4,983
Financing costs:
Debt				54,712		353	(2)	55,065
Benefit from interest rate swaps				(491)				(491)

Total expenses	847,927	770,042	8,175	230,351	128,542	11,303		1,996,340

Subtotal	295,003	152,621	9,044	238,518	(125,352)	3,722		573,556
Non-operating items						(3,722	)(1,4)	(3,722)

Measure of segment profitability (pretax)	$295,003	$152,621	$9,044	$238,518	$(125,352)	$0		569,834

Deduct applicable income taxes								(196,031)

Segment profits after tax								373,803
Add back income taxes applicable to segment profitability								196,031
Remove benefit from interest rate swaps (included in “Realized investment gains (losses)”)								(491)
Add (deduct) realized investment gains (losses)								(5,814)
Add net proceeds from legal settlement(4)								6,334
Deduct Part D adjustment(1)								(2,612)

Pretax income per Consolidated Statement of Operations								$567,251

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to adoption of FIN46R (accounting rule requiring deconsolidation of Trust Preferred Securities).
(3)	Elimination of intersegment commission, $980 thousand.
(4)	Legal settlement related to disposed subsidiary.
(5)	Administrative expenses are not allocated to insurance segments.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the nine months ended September 30, 2005
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,099,561	$768,866	$18,454					$1,886,881
Net investment income				$450,646		$270	(1)	450,916
Other income					$1,933	12,416	(3,4)	14,349

Total revenue	1,099,561	768,866	18,454	450,646	1,933	12,686		2,352,146
Expenses:
Policy benefits	726,529	506,196	20,415					1,253,140
Required interest on net reserves	(254,608)	(15,397)	(22,733)	292,738				0
Amortization of acquisition costs	289,074	87,416	11,462	(124,837)				263,115
Commissions and premium tax	56,387	56,116	40			(1,067	)(3)	111,476
Insurance administrative expense(2)					109,061	4,000	(4)	113,061
Parent expense					7,579			7,579
Financing costs:
Debt				45,097		270	(1)	45,367
Benefit from interest rate swaps				(6,571)				(6,571)

Total expenses	817,382	634,331	9,184	206,427	116,640	3,203		1,787,167

Subtotal	282,179	134,535	9,270	244,219	(114,707)	9,483		564,979
Net proceeds from legal settlements						(9,483	)(4)	(9,483)

Measure of segment profitability (pretax)	$282,179	$134,535	$9,270	$244,219	$(114,707)	$0		555,496

Deduct applicable income taxes								(191,765)

Segment profits after tax								363,731

Add back income taxes applicable to segment profitability								191,765
Remove benefit from interest rate swaps (included in “Realized investment gains (losses)”)								(6,571)
Add (deduct) realized investment gains (losses)								4,667
Add net proceeds from legal settlements								9,483

Pretax income per Consolidated Statement of Operations								$563,075

(1)	Reclassification of interest amount due to adoption of FIN46R (accounting rule requiring deconsolidaton of Trust Preferred Securities).
(2)	Administrative expenses are not allocated to insurance segments.
(3)	Elimination of intersegment commission, $1,067 thousand.
(4)	Legal settlements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Nine months ended September 30,		Increase (Decrease)
	2006	2005	Amount	%
Life insurance	$295,003	$282,179	$12,824	5
Health insurance	152,621	134,535	18,086	13
Annuity	9,044	9,270	(226)	(2)
Other insurance:
Other income	3,190	1,933	1,257	65
Administrative expense	(117,190)	(109,061)	(8,129)	7
Investment	238,518	244,219	(5,701)	(2)
Corporate and adjustments	(11,352)	(7,579)	(3,773)	50

Pretax total	569,834	555,496	14,338	3
Applicable taxes	(196,031)	(191,765)	(4,266)	2

After-tax total	373,803	363,731	10,072	3
Reconciling items:
Remove benefit from interest rate swaps (after tax) from Investment Segment *	(319)	(4,271)	3,952
Realized gains (losses) (after tax)	(3,949)	3,630	(7,579)
Part D adjustment (after tax)	(1,698)	0	(1,698)
Tax settlement	4,239	0	4,239
Net proceeds from legal settlement (after tax)	4,117	6,164	(2,047)

Net Income	$376,193	$369,254	$6,939	2

*	This item is included in Realized gains (losses) in the Consolidated Statements of Operations, but in the Segment analysis is included in the Investment segment.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F – Capital Transactions

Torchmark established Torchmark Capital Trust III (Trust III) to facilitate the public offering of 4.8 million shares of $25 par value Trust Preferred Securities. Trust III completed the offering on June 8, 2006 for total proceeds of $120 million. It then exchanged $3.7 million of its common stock and the $120 million of proceeds from the offering for $123.7 million of Torchmark Junior Subordinated Debentures, due June 1, 2046. Trust III will pay quarterly dividends on the Trust Preferred Securities at an annual rate of 7.1%, and receive quarterly payments at the same annual rate from Torchmark on the Junior Subordinated Debentures. All payments due to be paid by Trust III on the Trust Preferred Securities are guaranteed by Torchmark. The securities are redeemable on June 1, 2046, and first callable by Trust III on June 1, 2011.

Trust III is a variable interest entity in which Torchmark is not the primary beneficiary under GAAP. Therefore, Torchmark is prohibited from consolidating Trust III even though it has 100% ownership, complete voting control, and has guaranteed the performance of Trust III. Accordingly, Torchmark carries its 7.1% Junior Subordinated Debentures due to Trust III as a liability under the caption “Due to Affiliates” on its balance sheet. Expenses of $4.3 million related to the offering reduce long-term debt and are amortized over the forty-year redemption period.

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

Torchmark originally intended to use the net proceeds from both offerings to repay the $180 million 6  1/4% Senior Notes which mature on December 15, 2006 (plus accrued interest), and to redeem the 7  3/4% Trust Preferred Securities in the amount of $150 million, which will be called as of November 2, 2006. Because interest rates on long-term investments trended higher around the time of the offerings, the Company invested substantially all of the proceeds in long-term investments. The Company now plans to fund both debt repayments in the fourth quarter, 2006 with a combination of internally generated cash flow and commercial paper borrowings. As of November 2, 2006, the Trust Preferred Securities were redeemed in the amount of $150 million.

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

The tables in Note E—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile Torchmark’s revenues and expenses by segment to its major income statement line items for the nine-month periods ended September 30, 2006 and 2005. Additionally, this note provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles those measures to Torchmark’s net income. That summary is reproduced below from the Consolidated Financial Statements to present Torchmark’s overall operations in the manner that management views the business.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Nine months ended September 30,		Increase (Decrease)
	2006	2005	Amount	%
Life insurance	$295,003	$282,179	$12,824	5
Health insurance	152,621	134,535	18,086	13
Annuity	9,044	9,270	(226)	(2)
Other insurance:
Other income	3,190	1,933	1,257	65
Administrative expense	(117,190)	(109,061)	(8,129)	7
Investment	238,518	244,219	(5,701)	(2)
Corporate and adjustments	(11,352)	(7,579)	(3,773)	50
Pretax total	569,834	555,496	14,338	3
Applicable taxes	(196,031)	(191,765)	(4,266)	2

After-tax total	373,803	363,731	10,072	3

Reconciling items:
Remove benefit from interest rate swaps (after tax) from Investment Segment *	(319)	(4,271)	3,952
Realized gains (losses) (after tax)	(3,949)	3,630	(7,579)
Part D adjustment (after tax)	(1,698)	0	(1,698)
Tax settlement	4,239	0	4,239
Net proceeds from legal settlement (after tax)	4,117	6,164	(2,047)

Net Income	$376,193	$369,254	$6,939	2

*	This item is included in Realized gains (losses) in the Consolidated Statements of Operations, but in the Segment analysis is included in the Investment segment.

A discussion of operations by each segment follows later in this report. These discussions compare the first nine months of 2006 with the same period of 2005, unless otherwise noted.

Highlights, comparing the first nine months of 2006 with the first nine months of 2005. Net income per diluted share increased 6% to $3.70. Included in 2006 net income is $3.2 million of after-tax stock option expense or $.03 per share compared with none for the prior period. Also included in net income are after-tax realized investment losses of $.04 per share in 2006 compared with gains of $.03 per share in 2005. One component of investment gains in both periods was net cash settlements on interest-rate swaps, which increased 2005 investment gains by $.04 per share, but had no material effect on 2006 gains per share.

Torchmark management uses two statistical measures as indicators of product sales: “net sales” and “first-year collected premium.” Net sales is defined as annualized premium issued, net of cancellations in the first thirty days after issue, except for Direct Response, where net sales is annualized premium issued at the time the first full premium is paid after any introductory offer has expired. Annualized premium issued is the gross premium expected to be received during the policies’ first year in force, assuming no lapses or terminations during the year. Management believes that net sales is a useful indicator of the rate of acceleration of premium growth. First-year collected premium is defined as the premium collected during the reporting period for all policies in their first policy year. First-year collected premium takes lapses into account in the first policy year when lapses are more likely to occur, and thus is a useful indicator of how much new premium is expected to be added to premium income in the future.

Torchmark’s total premium income rose 11% to $2.1 billion. Of this premium, $165 million related to Medicare Part D business for which coverage began January 1, 2006. Excluding the Part D premium, premium increased 2%. Total net sales, including Medicare Part D, rose 90% in 2006 from $344 million to $653 million. Excluding the Part D net sales of $270 million, net sales in 2006 rose 12% to $383 million. First-year collected premium rose 61%. However, excluding Part D collections of $156 million, 2006 first-year collected premium increased 5% to $292 million.

Life insurance premium income grew 4% to $1.1 billion. Life net sales declined 3% to $204 million and first-year collected life premium declined 6% to $159 million. Life underwriting margins increased 5% to $295 million due primarily to premium growth in two of the four major life distribution groups.

Health insurance premium income, excluding Medicare Part D premium, declined slightly to $767 million. Health net sales, excluding Part D, rose 35% to $179 million, reflective of increased supplemental limited-benefit product sales. First-year collected health premium, excluding Part D, rose 22% to $132 million.

As management views the Medicare Part D prescription drug business, policyholder premium was $156 million and underwriting income was $17 million in the 2006 nine months. A reconciliation between how management views Medicare Part D business and GAAP is found under the caption Medicare Part D in this report. Medicare Part D is a component of Torchmark’s health insurance segment.

Excess investment income per diluted share increased 2% to $2.35, but excess investment income declined 2% or $6 million to $239 million in the period. Net investment income increased 4% or $18 million, but was offset by an $8 million increase in interest on net insurance policy liabilities, $7 million of additional interest expense from the issuance of preferred and debt securities earlier in 2006 (see the discussion under Capital Resources) and a $9 million increase in financing costs as a result of higher short-term rates. (For more information, refer to the discussion under the caption Investments (excess investment income)).

Excess investment income continues to be restrained as short-term financing costs have continued to rise while long-term yields available for investment have not increased at the same level. Because of the low interest environment over the last three years, Torchmark has made new investment acquisitions at yields lower than its average portfolio yield during that period. However, in the second quarter of 2006, interest rates increased slightly, resulting in the availability of higher new money yields. For the nine months, the effective annual yield on new investments was 6.75%, but for the third quarter the yield was 7.17%, exceeding the average portfolio yield of 7.06% (at September 30, 2006) for the first time in over three years. The fixed-maturity portfolio at market value accounted for 95% of total investments at September 30, 2006.

Torchmark acquired 5.7 million shares of the Company’s common stock in the open market at a cost of $328 million ($57.33 average price per share) during the 2006 period. Of the $328 million, $308 million was from excess operating cash flow, which was used to repurchase 5.4 million shares, and $20 million was from the cash received from stock option exercises by current and former employees. Proceeds from these option exercises were used to repurchase 343 thousand shares in order to minimize dilution from the exercises. The Company has an on-going share repurchase program which began in 1986 and was reaffirmed at the July 27, 2006 Board of Directors’ meeting. With no specified authorization amount, management determines the amount of repurchases based on the amount of the Company’s excess cash flow, general market conditions, and other alternative uses.

A detailed discussion of Torchmark’s operations follows.

Life insurance, comparing the first nine months of 2006 with the first nine months of 2005. Life insurance is Torchmark’s predominant segment, representing 55% of premium income and 65% of insurance underwriting margin in the first nine months of 2006. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the Investment segment. Torchmark’s life insurance premium income increased 4% to $1.1 billion. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase (Decrease)
	2006		2005
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$343,628	30	$318,374	29	$25,254	8
American Income Exclusive Agency	304,384	27	282,902	26	21,482	8
Liberty National Exclusive Agency	226,803	20	227,367	21	(564)	0
Military Agency	152,406	13	148,979	13	3,427	2
Other Agencies	115,709	10	121,939	11	(6,230)	(5)

Total Life Premium	$1,142,930	100	$1,099,561	100	$43,369	4

An indicator of new business production is net sales, as defined earlier in this report. Torchmark’s net sales of life insurance declined 3% from the same period of the prior year.

An analysis of life net sales by distribution group is presented below.

Life Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase (Decrease)
	2006		2005
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$89,185	44	$86,353	41	$2,832	3
American Income Exclusive Agency	65,377	32	64,115	30	1,262	2
Liberty National Exclusive Agency	32,189	16	35,176	17	(2,987)	(8)
Military Agency	9,437	4	13,902	7	(4,465)	(32)
Other Agencies	8,111	4	11,056	5	(2,945)	(27)

Total Life Net Sales	$204,299	100	$210,602	100	$(6,303)	(3)

First-year collected life premium, defined earlier in this report, was $159 million in the 2006 period, decreasing 6% from the prior-year period. First-year collected life premium by distribution group is presented in the table below.

Life Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase (Decrease)
	2006		2005
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$58,914	37	$58,210	35	$704	1
American Income Exclusive Agency	53,959	34	55,619	33	(1,660)	(3)
Liberty National Exclusive Agency	26,558	17	27,173	16	(615)	(2)
Military Agency	11,092	7	17,292	10	(6,200)	(36)
Other Agencies	8,882	5	10,427	6	(1,545)	(15)

Total	$159,405	100	$168,721	100	$(9,316)	(6)

The Direct Response operation is conducted through direct mail, co-op mailings and television solicitations. Direct Response’s life premium income rose 8% to $344 million, representing 30% of Torchmark’s total life premium, the largest contribution of any distribution system. Net sales of $89 million rose 3% and first-year collected premium of $59 million increased 1% over the prior year period.

A major market for the Direct Response channel is the sale of Direct Response life insurance on juveniles. Not only is the juvenile market an important source of sales, but it also is a vehicle to reach the parents and grandparents of the juvenile policyholders. Parents and grandparents of these juvenile policyholders are more likely to respond favorably to a Direct Response solicitation for life coverage on themselves than is the general adult population. Also, both the juvenile policyholders and their parents are low acquisition-cost targets for sales of additional coverage over time. Torchmark expects that sales to this demographic group will continue as one of Direct Response’s premier markets.

The American Income Exclusive Agency markets primarily to members of labor unions, but also to credit unions and other associations. This agency produced premium income of $304 million, an increase of 8%. Net sales increased 2% to $65 million while first-year collected premium declined 3% to $54 million. Growth in sales in Torchmark’s captive agencies is highly dependent on growing the size of the agency force. The American Income agent count was 2,448 at September 30, 2006, 21% higher than at 2005 year end (2,027) and 14% above the count a year earlier (2,152). This agency continues to emphasize the recruiting of new agents, focusing on a systematic, centralized internet recruiting program, and an incentive program to reward growth in both recruiting and production.

The Liberty National Exclusive Agency markets life insurance to middle-income customers primarily in the Southeast, but has recently expanded into several other states. Life premium income was $227 million, flat with the 2005 period. First-year collected premium declined 2% from the prior period, while net sales declined 8%, reflective of a decline in the number of agents in this agency. The Liberty Agency had 1,671 producing agents at September 30, 2006, declining 9% from 1,835 at September 30, 2005, but rising 4% over the June 30, 2006 count of 1,606. As is the case with all of Torchmark’s captive agencies, building the size of the agency force is critical to increased sales and the growth in premium generated by those sales. The Liberty National agency is currently involved in a reorganization of its marketing leadership and has recently restructured its agent compensation system to provide greater reward to productive agents and to establish production minimums for agents. These changes led to terminations and resignations earlier in 2006 of agents not meeting these production minimums. However, management believes that these changes will result in a more productive agency over the long term.

The Military Agency is an independent agency comprised primarily of former military officers who have historically sold primarily to commissioned and non-commissioned military officers and their families. Life premium in the Military Agency rose 2% to $152 million. This agency has broadened its portfolio to provide a much more comprehensive selection of other products (non-Torchmark). It has reduced commission rates on non-Torchmark investment products and, as a result, has lost 48% of the producing agents appointed with Torchmark over the past two years (26% since September 30, 2005). As a result, sales in this agency have fallen sharply. Net sales of $9.4 million declined 32% and first-year collected premium of $11.1 million decreased 36% over the prior year period.

The Other Agencies distribution systems offering life insurance include United American Independent and Branch Office Agencies (both of which predominately write health insurance), United Investors, and various minor distribution channels. The Other Distribution group contributed $116 million of life premium income to Torchmark, or 10% of Torchmark’s total.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Nine months ended September 30,
	2006		2005		Increase
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$1,142,930	100	$1,099,561	100	$43,369	4
Net policy obligations	483,660	42	471,921	43	11,739	2
Commissions and acquisition expense	364,267	32	345,461	31	18,806	5

Insurance underwriting income before other income and administrative expense	$295,003	26	$282,179	26	$12,824	5

Life insurance underwriting income before insurance administrative expenses was $295 million, increasing 5%. This margin growth was primarily the result of premium growth in the Direct Response and American Income distribution groups. As a percentage of life premium, underwriting margin was stable at 26%.

Health insurance, comparing the first nine months of 2006 with the first nine months of 2005. Health premium accounted for 45% of Torchmark’s total premium in the 2006 period, while the health underwriting margin accounted for 33% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. Torchmark’s health products are supplemental health plans that include a variety of limited-benefit health plans including hospital/surgical, cancer and accident plans sold to customers under age 65, as well as Medicare Supplements sold to Medicare enrollees. Beginning January 1, 2006, the Company also began providing coverage under the Medicare Part D prescription plan. Because Medicare Part D benefit loss ratios and underwriting ratios vary from Torchmark’s other health products, Medicare Part D business will be shown as a separate health component and will be discussed separately in the analysis of the health segment.

Total health insurance premium for the 2006 period as management views it was $923 million, up 20%. Excluding Medicare Part D premium, it was $767 million, flat with the prior period. A reconciliation between segment reporting for Part D and GAAP is discussed under the caption Medicare Part D in this report.

The table below is an analysis of Torchmark’s health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase (Decrease)
	2006		2005
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency	$317,102	41	$337,797	44	$(20,695)	(6)
United American Branch Office Agency	261,748	34	241,874	31	19,874	8
Liberty National Exclusive Agency	108,475	14	113,599	15	(5,124)	(5)
American Income Exclusive Agency	49,724	7	47,350	6	2,374	5
Direct Response	29,805	4	28,246	4	1,559	6

Subtotal	766,854	100	768,866	100	(2,012)	0

Medicare Part D	155,809		0		155,809

Total Health Premium	$922,663		$768,866		$153,797	20

Presented below is a table of health net sales by distribution method.

Health Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase (Decrease)
	2006		2005
	Amount	% of Total	Amount	% of Total	Amount	%
United American Branch Office Agency	$115,588	65	$65,179	49	$50,409	77
United American Independent Agency	41,193	23	44,865	34	(3,672)	(8)
Liberty National Exclusive Agency	9,138	5	9,880	7	(742)	(8)
American Income Exclusive Agency	8,933	5	8,639	7	294	3
Direct Response	4,031	2	4,413	3	(382)	(9)

Subtotal	178,883	100	132,976	100	45,907	35

Medicare Part D	269,883		0		269,883

Total Health Net Sales	$448,766		$132,976		$315,790	237

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase (Decrease)
	2006		2005
	Amount	% of Total	Amount	% of Total	Amount	%
United American Branch Office Agency	$76,177	57	$48,042	44	$28,135	59
United American Independent Agency	35,382	27	39,329	36	(3,947)	(10)
American Income Exclusive Agency	9,465	7	9,706	9	(241)	(2)
Liberty National Exclusive Agency	7,643	6	7,407	7	236	3
Direct Response	3,809	3	4,478	4	(669)	(15)

Subtotal	132,476	100	108,962	100	23,514	22

Medicare Part D	155,809		0		155,809

Total	$288,285		$108,962		$179,323	165

Below is an analysis of health net sales by product type.

Health Insurance

Net Sales by Product Type

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase (Decrease)
	2006		2005
	Amount	% of Total	Amount	% of Total	Amount	%
Limited-benefit plans	$153,179	86	$102,991	77	$50,188	49
Medicare Supplement	25,704	14	29,985	23	(4,281)	(14)

Subtotal	178,883	100	132,976	100	45,907	35

Medicare Part D	269,883		0		269,883

Total	$448,766		$132,976		$315,790	237

The following table is an additional presentation of first-year collected health premium by product type.

Health Insurance

First-Year Collected Premium by Product Type

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase (Decrease)
	2006		2005
	Amount	% of Total	Amount	% of Total	Amount	%
Limited-benefit plans	$107,149	81	$77,905	71	$29,244	38
Medicare Supplement	25,327	19	31,057	29	(5,730)	(18)

Subtotal	132,476	100	108,962	100	23,514	22

Medicare Part D	155,809		0		155,809

Total	$288,285		$108,962		$179,323	165

Health insurance, excluding Medicare Part D. In recent periods, Torchmark has emphasized the sale of limited-benefit health insurance products rather than Medicare Supplement insurance, as customer demand for the limited-benefit hospital/surgical plans has increased and price competition and decreased demand for Medicare Supplements have caused reduced sales of that product. Even though Medicare Supplement remains Torchmark’s dominant health product in terms of premium income, the contribution to premium of other health products has increased rapidly. Medicare Supplement represented 55% of total health premium income for the nine months through September 2006, compared with 61% a year earlier. In addition, first-year collected premium on limited-benefit plans was 81% of health collections in the 2006 period, compared with 71% in the 2005 period, reflecting the change in product mix in sales of health insurance business. Limited-benefit plans net sales accounted for 86% of sales, compared with 77% in the prior period.

The United American (UA) Branch Office and Independent Agencies are the predominant distributors of health products, primarily limited-benefit hospital/surgical plans. These agencies accounted for $579 million or 75% of Torchmark’s 2006 health premium income, exclusive of Part D premium. In recent periods, the focus of these agencies has been toward an increased emphasis on limited-benefit hospital/surgical policies sold to customers under age 65. Accordingly, these agencies have expanded their product lines as increased consumer demand for under-age-65 supplemental health products has resulted from the growing unavailability of individual major medical plans and decreased coverage offered by employers.

The UA Branch Office is a captive agency which focuses on sales of limited-benefit hospital/surgical plans. As is the case with all of Torchmark’s captive agency forces, growing the number of agents is critical to growth in sales. This agency has had ongoing recruiting initiatives, and as a result, this agency grew 60% over the prior year to 2,973 producing agents at September 30, 2006 from 1,854 agents a year earlier. As a result of the growth in this agency, net sales rose 77% over the prior year to $116 million and first-year collected premium increased 59% to $76 million. Emphasis on sales of limited-benefit hospital/surgical plans resulted in premium growth of 61% in these products in 2006 to $109 million, surpassing the contribution of the UA Independent Agency. However, declines of 13% in premium for the Medicare Supplement product caused total health premium at this distribution channel to increase only 8%.

The UA Independent Agency consists of over 28,000 appointed independent agents who also sell for other companies. Historically, this agency group was dominated by one very large agency, producing the majority of sales of under-age-65 limited-benefit health products for Torchmark. In 2005, however, that agency experienced a disruption in recruiting and training programs resulting in a decline in producing agents. The disruption contributed to a decline in overall health premium and sales in the UA Independent Agency in both 2005 and early 2006. In the first nine months of 2006, total net sales in the UA Independent Agency declined 8% to $41 million and total health premium fell 6% to $317 million, respectively, over the prior year period. While limited-benefit health premium for this group rose 3% to $77 million, Medicare Supplement continues to decline, as Medicare Supplement premium income fell 9% to $240 million from $262 million.

Other agencies. Certain of Torchmark’s other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they account for 25% of health premium. The Liberty National Agency markets primarily limited-benefit cancer products. American Income also markets a variety of limited-benefit plans, primarily accident. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups.

Medicare Part D. Coverage under Torchmark’s Medicare Part D prescription drug plan for Medicare beneficiaries began January 1, 2006. The enrollment period ended on May 15, 2006 for those who were eligible on January 1, except for enrollees who turned age 65 after that date.

As described in Note E—Business Segments, Torchmark reports its Medicare Part D business for segment analysis purposes as it views the business, in which expected full-year benefits are matched with the related premium income which is received evenly throughout the policy year. At this time, management believes that 2006 full-year benefits will approximate 78% of premium and has expensed benefits based on this expected benefit ratio. Also described in Note E are the differences between the segment analysis and GAAP. Due to the design of the Medicare Prescription Drug product, claims are expected to be heaviest early in the calendar year. Management believes that the use of the full-year loss ratio is an appropriate measure for interim results, and also that these reporting differences will arise only on an interim basis and will diminish at the end of a full year.

Medicare Part D underwriting results are summarized in the following chart, with corresponding adjustments for GAAP.

Medicare Part D

Summary of Medicare Part D Results

(Dollar amounts in thousands)

	Nine months ended September 30, 2006
	Per Segment Analysis	% of Premium	Adjustments		GAAP
Premium	$155,809	100	$9,318	(1)	$165,127

Policy obligations	121,598	78	11,930	(2)	133,528
Pharmacy Benefit Manager fees	12,465	8			12,465
Amortization of acquisition costs	4,674	3			4,674

Insurance underwriting income before other income and administrative expense	$17,072	11	$(2,612)		$14,460

(1)	Reflects a receivable from the Centers of Medicare & Medicaid Services (CMS) for risk sharing related to claims paid by the Company in the first nine months. This receivable is not recognized in the segment analysis because:
-	The risk sharing adjustment, if any, will be based on the 2006 contract year experience, not the experience of interim periods, and
-	Torchmark does not anticipate that there will be a risk sharing adjustment for the 2006 contract year.
(2)	Deferral of excess benefits incurred in earlier interim quarters to later quarters in order to more closely match the benefit cost with the associated revenue during the 2006 contract year.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Nine months ended September 30, 2006
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$766,854	100	$155,809	100	$922,663	100
Net policy obligations	483,457	63	121,598	78	605,055	66
Commissons and acquisition expense	147,848	19	17,139	11	164,987	17

Insurance underwriting income before other income and administrative expense	$135,549	18	$17,072	11	$152,621	17

	Nine months ended September 30, 2005
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$768,866	100	$0	0	$768,866	100
Net policy obligations	490,799	64	0	0	490,799	64
Commissons and acquisition expense	143,532	19	0	0	143,532	19

Insurance underwriting income before other income and administrative expense	$134,535	17	$0	0	$134,535	17

*	Health other than Medicare Part D.

Underwriting margins for health insurance, excluding Part D margin, improved 1% to $136 million, even though premium was flat. As a percentage of health premium, underwriting margins rose from 17% to 18%. Liberty’s health margin rose 12% to $21 million. As a percentage of premium, Liberty’s health margin improved from 17% to 20% and was the primary contributor to margin growth. In the first quarter of 2005, Liberty settled a class-action lawsuit involving a closed block of Liberty National cancer policies. This settlement had the effect of reducing premiums on this closed block of cancer business going forward but also improved underwriting margins by reducing policy obligations on this block at the same time. The 5% decline in health premium at Liberty shown in the Health Premium Income chart above is also reflective of the implementation of that settlement.

Annuities. Torchmark markets both fixed and variable annuities. Annuities represent less than 1% of total premium income and less than 2% of total underwriting income. Annuities are not a major component of Torchmark’s marketing strategy.

Operating expenses, comparing the first nine months of 2006 with the first nine months of 2005. Operating expenses consist of insurance administrative expenses and parent company expenses. They also include stock option expense, which Torchmark views as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, Torchmark measures those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Nine months ended September 30,
	2006				2005
	Amount	% Increase	% of Premium	% of Revenue	Amount	% Increase	% of Premium	% of Revenue
Insurance administrative expense	$117,190	3.7	5.6		$113,061	7.1	6.0
Parent company expense	6,369				7,579
Stock option expense	4,983				0

Total operating expenses	$128,542	6.6		5.0	$120,640	7.1		5.1

Both insurance administrative expenses and total expenses increased over the prior year period. Administrative expenses of the Medicare Part D program added approximately $4.1 million of expense for which there was no expense in the prior period. Stock option expense, recorded in 2006 but not in 2005, accounted for $5.0 million of the increase in total operating expense. Litigation expense was approximately $9 million lower in 2006; however, most of this decline was offset by higher non-Medicare Part D salaries and other administrative expenses in 2006. Excluding both Medicare Part D expense and stock option expense, total expense would have declined 1.0%. Total expense, as a percentage of total revenue, would have been 5.0% as shown above even if Medicare Part D activity and stock option expense were excluded from the ratio.

Investments (excess investment income), comparing the first nine months of 2006 with the first nine months of 2005. The following table summarizes Torchmark’s investment income and excess investment income.

Excess Investment Income

(Dollar amounts in thousands)

	Nine months ended September 30,		Increase (Decrease)
	2006	2005	Amount	%
Net investment income *	$468,869	$450,646	$18,223	4
Required interest on net insurance policy liabilities	(176,130)	(167,901)	(8,229)	5
Financing costs:
Debt	(54,712)	(45,097)	(9,615)	21
Interest rate swaps	491	6,571	(6,080)	(93)

Total financing costs	(54,221)	(38,526)	(15,695)	41
Excess investment income	$238,518	$244,219	$(5,701)	(2)

Excess investment income per share	$2.35	$2.30	$0.05	2

*	Net investment income per Torchmark’s segment analysis does not agree with Net investment income per the Consolidated Statements of Operations as explained in the Reconciliation in Note E—Business Segments.

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

Excess investment income declined 2% during the period from $244 million in 2005 to $239 million. On a per share basis, excess investment income per share rose 2% to $2.35. The largest component of excess investment income is net investment income, which rose $18 million, or 4%, to $469 million. As discussed below, the increase in net investment income was offset by increased financing costs and required interest on insurance liabilities. Financing costs rose $16 million or 41%, due to rising short-term rates and the associated reduced benefit of Torchmark’s interest-rate swaps. Required interest increased 4.9% or $8 million, correlating somewhat with the 4.1% growth in the average net insurance policy liability.

While net investment income rose 4%, the average size of the investment portfolio increased 6% from a year ago. The slower growth in income reflects the effect of acquisitions of investments in recent years with yields lower than the overall portfolio yield. Average invested assets, which include fixed maturities at amortized cost, were $9.3 billion in the 2006 period, compared with $8.8 billion a year earlier. Funds in the amount of $362 million from security offerings were invested in the latter part of the second quarter and early in the third quarter of 2006 resulting in additional investment income of $6 million. Average invested assets increased $505 million over the prior twelve-month period and this increase was achieved even though Torchmark used $320 million of excess operating cash flows to repurchase the Company’s shares under its share repurchase program and the Company paid down $168 million of its short-term debt in the prior twelve months. Please see the discussion in Capital Resources for more information on the use of funds from the offering and related capital transactions.

The following chart summarizes selected information for fixed-maturity purchases. Both yield and average life calculations on new purchases of noncallable bonds are based on the maturity date. In the case of callable bonds, the average life is based on the worst call date or maturity date, whichever produces the lowest yield (“yield to worst”).

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Cost of acquisitions:
Investment-grade corporate securities	$190.5	$231.8	$870.4	$598.8
Other investment-grade securities	3.2	96.5	53.7	108.4

Total fixed-maturity acquisitions	$193.7	$328.3	$924.1	$707.2

Effective annual yield (one year compounded) *	7.17%	5.32%	6.75%	5.84%

Average life (in years, to worst call)	21.8	7.8	20.5	15.6

*	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

In 2006, Torchmark continued to buy primarily investment-grade fixed-maturity corporate bonds and trust preferred securities (classified as redeemable preferred stocks) with a diversity of issuers and industry sectors. Year-to-date, new money was invested at an average yield of 6.75%, an average maturity of 20 years, and an average rating of A. This compares with a yield of 5.8%, maturity of 16 years and rating of A- for the first nine months of 2005. In the third quarter of 2006, money was invested at 7.17% and an average maturity of 22 years.

The 7.17% yield on third quarter acquisitions exceeded the portfolio yield of 7.06% (as of September 30, 2006) for the first time in over three years. During this period of low interest rates, Torchmark attempted to invest money as nearly as possible to 7%. During the period from the second quarter of 2003 through the first quarter of 2005, the Company invested primarily in long-term bonds (20+ year maturities) yielding around 6 1/2%. With the flattening of the yield curve, Torchmark changed its strategy in the second quarter of 2005. Since the Company felt that it was no longer being adequately compensated for the risk of investing totally in long securities, Torchmark decided to invest long only in quality bonds yielding in excess of 6 1/2%; otherwise, the Company would invest in bonds with maturities of approximately 5 years. In the second quarter of 2006, the rate environment changed again. Although the yield curve has remained relatively flat since that time, long-term interest rates have ticked up. As a result, more quality bonds with yields in excess of 6 1/2% have become available, prompting the Company to invest almost exclusively in longer-term bonds.

Financing costs for the Investment segment primarily consist of interest on Torchmark’s various debt instruments. The following table reconciles interest expense per the Consolidated Statements of Operations to financing costs.

Reconciliation of Interest Expense to Financing Costs

(Amounts in thousands)

	For the nine months ended September 30,
	2006	2005
Interest expense per Consolidated Statements of Operations	$55,065	$45,367
Reclassification of interest amount due to deconsolidation	(353)	(270)
Benefit from interest-rate swaps	(491)	(6,571)

Financing costs	$54,221	$38,526

The table below presents the components of financing costs.

Analysis of Financing Costs

(Amounts in thousands)

	For the nine months ended September 30,
	2006	2005
Interest on funded debt	$46,236	$38,974
Interest on short-term debt	8,476	6,123
Benefit from interest-rate swaps	(491)	(6,571)

Financing costs	$54,221	$38,526

Financing costs increased $16 million, or 41%, to $54 million from $39 million in the previous year’s nine months. Of this increase, $7 million resulted from the issuance of $370 million of debt securities in June, 2006 (see Capital Resources for further discussion about these securities). The remaining $9 million increase in financing costs was due primarily to the increase in short-term borrowing rates. The higher rates caused a reduction in the settlement benefit provided by Torchmark’s swap agreements to a benefit of $491 thousand in the 2006 period compared with a $6.6 million benefit in the 2005 period. Of this decline, $1.8 million of the 2005 benefit was the spread on two swaps sold in the third quarter of 2005. Please refer to the caption “Capital Resources” in this report for more information on Torchmark’s swaps. Additionally, the higher short-term borrowing rates caused Torchmark’s interest on short-term debt to increase by $2.4 million or 38% in the 2006 period, even though the average balance of short-term debt declined 9% to $203 million in the 2006 nine-month period.

Lower long-term interest rates along with higher short-term rates have restricted the growth in excess investment income in the last two years. However, excess investment income should benefit from the higher long-term rates now available for new investments and the reduced exposure to short-term financing costs due to the termination of Torchmark’s fixed-to-floating interest-rate swaps, as discussed under the caption “Capital Resources.” Of these two factors, higher investment rates will have the greater impact because of the significant cash flow generated from operations becoming available for investment.

Investments (portfolio composition), comparing September 30, 2006 with September 30, 2005. Approximately 95% of Torchmark’s investments at fair market value are in a diversified fixed-maturity portfolio. Policy loans, which are secured by policy cash values, make up an additional 3%. The remaining balance is comprised of other investments including equity securities, mortgage loans, and other long-term and short-term investments. At September 30, 2006, fixed maturities had a fair value of $9.2 billion, compared with $8.8 billion at December 31, 2005 and $8.9 billion at September 30, 2005. An analysis of Torchmark’s fixed-maturity portfolio by component at September 30, 2006 is as follows.

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations & agencies	$25	$1	$0	$26	0.3
GNMA pools and other mortgage-backed securities	71	3	0	74	0.8
Corporates	6,730	268	(70)	6,928	75.5
Other	444	9	(4)	449	4.9
Redeemable preferred stocks	1,648	56	(11)	1,693	18.5

Total fixed maturities	$8,918	$337	$(85)	$9,170	100.0

*	At fair value

An analysis of the fixed-maturity portfolio by quality rating at September 30, 2006 is as follows.

Fixed Maturities by Rating*

(Dollar amounts in millions)

	Amortized Cost	%	Fair Market Value	%
AAA	$554	6.2	$560	6.1
AA	362	4.1	380	4.1
A	3,348	37.5	3,492	38.1
BBB	3,952	44.3	4,031	44.0
BB	507	5.7	526	5.7
B	175	2.0	162	1.8
Below B	20	0.2	19	0.2

	$8,918	100.0	$9,170	100.0

*	Rating based on Bloomberg composite

The portfolio has an average quality rating of “A-.” Approximately 92% of the portfolio at amortized cost was considered investment grade.

The majority of fixed-maturity holdings are in corporate securities. Investments in corporate fixed maturities are diversified in a wide range of industry sectors. At fair value, the following table presents the largest eleven holdings of Torchmark’s corporate fixed maturities by industry sector at September 30, 2006.

Industry	%
Insurance carriers	20.7
Depository institutions	17.4
Electric, gas, sanitation services	11.1
Nondepository credit institutions (finance)	7.0
Communications	3.9
Chemicals & allied products	3.8
Media (printing, publishing & allied lines)	3.0
Food & kindred products	2.6
Oil & gas extraction	2.3
Transportation equipment	2.3
Petroleum refining & related industries	2.2
All other sectors *	23.7

100.0

*	No other individual industry sector represented more than 2% of Torchmark’s corporate fixed maturities.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At September 30, 2006		At December 31, 2005	At September 30, 2005
Amortized cost (millions)	$8,918		$8,412	$8,426
Gross unrealized gains (millions)	337		486	536
Gross unrealized losses (millions)	(85	)(2)	(61)	(61)

Fair value (millions)	$9,170		$8,837	$8,901

Average annual effective yield	7.06%		7.09%	7.13%
Average life (in years, to worst call)(1)	12.8		12.4	12.5
Average life (in years, to maturity)(1)	15.8		15.3	15.4
Effective duration (to worst call)(1),(3)	7.1		7.0	7.0
Effective duration (to maturity)(1),(3)	8.3		8.2	8.2

(1)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the same date used to calculate the yield, which is the “worst call” date for callable bonds and the maturity date for all other bonds, and

(b) based on the maturity date of all bonds, whether callable or not.

(2)	Of the $85 million gross unrealized losses at September 30, 2006, only $9 million related to securities which had a fair value less than 80% of book value; the remainder all had fair values greater than 80% of book value.
(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Realized Gains and Losses, comparing the first nine months of 2006 with the first nine months of 2005. As discussed in Note E—Business Segments, Torchmark’s core business of providing insurance coverage requires it to maintain a large and diverse investment portfolio to support its insurance liabilities. From time to time, investments are disposed of or written down prior to maturity for reasons generally beyond the control of management, resulting in realized gains or losses. As discussed in Note E, realized gains and losses are incidental to core insurance operating results, but can be significant in relation to the earnings from core insurance operations. As a result, these gains and losses can have a material positive or negative impact on net income and, if included in operating results, they might cause those results to not be indicative of the past or future performance of core operations. For these reasons, Torchmark management removes the effects of realized gains and losses when evaluating its overall operating results.

The following table summarizes Torchmark’s tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses)

(Dollar amounts in thousands, except for per share data)

	Nine months ended September 30,
	2006		2005
	Amount	Per Share	Amount	Per Share
Realized gains (losses), net of tax, from:
Investment sales	$(1,042)	$(.01)	$3,678	$.03
Loss on redemption of debt	(270)	.00	0	.00
Valuation of interest rate swaps	(2,956)	(.03)	(4,319)	(.04)
Spread on interest rate swaps *	319	.00	4,271	.04

Total	$(3,949)	$(.04)	$3,630	$.03

*	The reduction in interest cost from swapping fixed-rate obligations to floating rates.

As noted under the caption “Capital Resources,” Torchmark acquired with the intent to retire $3.3 million principal amount of its 7 7/8% Notes during the second quarter of 2006, recording an after-tax loss of $270 thousand.

As noted earlier and discussed under the caption “Capital Resources,” Torchmark disposed of its remaining interest-rate swaps in the second quarter of 2006. Prior to their termination, accounting rules required Torchmark to value the interest-rate swaps at their fair value at the end of each accounting period. The temporary unrealized changes in swap values are included as a component of “Realized Investment Gains (Losses)” on the Consolidated Statements of Operations. This fair value adjustment for all swaps on an after-tax basis was a negative $3.0 million in the nine months of 2006, compared with a negative $4.3 million in the same period of 2005.

The Securities and Exchange Commission’s accounting guidance requires that all income and expenses related to a nonhedged derivative be recorded in the same line item on the income statement that the adjustment to fair value is recorded. Therefore, the cash settlements of the swaps are combined with the noncash unrealized fair value adjustments as a component of realized investment gains and losses. Torchmark’s after-tax interest cost reduction from the cash settlements included in realized investment gains and losses was a positive $319 thousand in 2006 and a positive $4.3 million in 2005. Torchmark reduces interest cost for this benefit in its segment analysis, because the segment analysis is required by GAAP to be as management evaluates the performance of the segment. Management views the benefit from lower interest rates as a reduction in its financing costs in its Investment segment.

Financial Condition

Liquidity. Torchmark’s liquidity is evidenced by its positive cash flow, a portfolio of marketable investments, and the availability of a line of credit facility. The Company’s insurance operations have historically generated cash flows well in excess of immediate requirements. Net cash inflows from operations were $677 million in the first nine months of 2006 compared with $680 million in the same period of 2005. Cash flow in 2006 was negatively affected by a $32 million tax settlement paid during the first quarter, partially offset by $7 million in tax settlement refunds in the third quarter. Additionally, 2006 cash flow was reduced by approximately $21 million of net cash outflow due to the new Medicare Part D business in the nine months. Cash flow in 2005 was benefited by $37 million of tax benefit from the option restoration program as described in Note E – Stock Options. In addition to cash inflows from operations, Torchmark received $271 million in investment maturities or repayments during the 2006 nine months.

Cash and short-term investments were $110 million at September 30, 2006, compared with $138 million at December 31, 2005 and $45 million at the end of September, 2005. In addition to these liquid assets, the entire $9.2 billion (fair value at September 30, 2006) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all fixed-income and equity securities are publicly traded. Torchmark generally expects to hold fixed-income securities to maturity. Even though these securities are available for sale, the Company has the ability and intent to hold securities which are temporarily impaired until they are recoverable.

Torchmark has in place a line of credit facility with a group of lenders that allows unsecured borrowings and stand-by letters of credit up to $600 million. Originally a five-year facility set to terminate on November 18, 2009, the lending banks agreed in August 2006 to extend the maturities to August 31, 2011. As a part of the facility, the Company has the ability to request up to $175 million in letters of credit to be issued against the facility. The line of credit is further designated as a back-up credit line for a commercial paper program not to exceed $600 million, whereby Torchmark may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million, less any letters of credit issued. Interest is charged at variable rates. At September 30, 2006, $56 million face amount of commercial paper was outstanding ($56 million book value), $163 million letters of credit were issued, and there were no borrowings under the line of credit. A facility fee is charged on the entire facility. There are also issuance and fronting fees related to the letters of credit and there is an additional usage fee if borrowing exceeds $300 million. The facility has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreements, Torchmark is subject to certain covenants regarding capitalization and interest coverage. At September 30, 2006, Torchmark was in full compliance with these covenants.

Capital resources. The capital structure consists of short-term debt (including the commercial paper facility described above and maturities of long-term debt within one year), long-term funded debt, and shareholders’ equity. The outstanding long-term debt at book value, including Torchmark’s Junior Subordinated Debentures, was $870 million at

September 30, 2006, compared with $508 million at December 31, 2005 and $688 million at September 30, 2005. An analysis of long-term debt issues outstanding is as follows at September 30, 2006.

Long Term Debt at September 30, 2006

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Senior Debentures	2009	8 1/4%	$99.5	$99.5	$107.2
Notes	2023	7 7/8	165.6	162.8	201.6
Notes	2013	7 3/8	94.0	93.3	104.7
Senior Notes	2016	6 3/8	250.0	246.1	265.0
Issue expenses (1)				(9.7)

Total long-term debt			609.1	592.0	678.5
Junior Subordinated Debentures (2)	2041	7 3/4	154.6	154.6	150.6	(3)
Junior Subordinated Debentures (2)	2016	7 1/10	123.7	123.7	125.8	(3)

Total			$887.4	$870.3	$954.9

(1)	Unamortized issue expenses related to Torchmark’s Trust Preferred Securities.
(2)	Included in “Due to Affiliates” in accordance with accounting regulations.
(3)	Market value of the Trust Preferred Securities which are obligations of unconsolidated corporate trusts.

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

In addition to these long-term issues, Torchmark had outstanding at September 30, 2006 its 6 1/4% Senior Notes, $180 million principal amount, which are scheduled to mature in December, 2006. These Notes were included in short-term debt at September 30, 2006 and long-term debt a year earlier.

At the time of the offering, Torchmark originally planned to use the proceeds to fund the maturity of the $180 million 6 1/4% Senior Notes in December, 2006 as well as the possible redemption of its $150 million 7 3/4% Trust Preferred Securities, which Torchmark recently announced it would call as of November 2, 2006. Because of the upward trend in interest rates shortly after the offerings, Torchmark elected to invest approximately $362 million in long-term investments, offsetting the financing cost of the debt issues with investment income. During the second and third quarters of 2006, the Company paid down its commercial paper from a balance of $290 million at March 31, 2006 to $56 million at September 30, 2006 with internally generated funds. Torchmark currently plans to fund the debt repayments in the fourth quarter with a combination of commercial paper borrowings and internally generated funds. As of November 2, 2006, the Trust Preferred Securities were redeemed in the amount of $150 million.

During June, 2006, Torchmark acquired with the intent to retire $3.3 million par value of Torchmark’s 7 7/8% Notes due 2023 at a cost of $3.7 million. This transaction resulted in an after-tax realized loss of $270 thousand.

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

Because the non-hedged swap was adjusted to fair value each period, there was no earnings impact at the time of the sale. However, the adjustment of value resulted in an after-tax loss of $3.0 million in 2006 compared with a loss of $2.9 million in 2005. During the third quarter of 2005, Torchmark sold two additional interest-rate swaps, one of which was a notional $99.4 million related to the 8.25% Senior Debentures and the other was a notional $100 million related to the 7.375% Notes.

The Company acquired 5.4 million of its outstanding common shares with excess cash flow on the open market at a cost of $308 million ($57.29 per share) during the first nine months of 2006 under its ongoing share repurchase program. Please refer to the description of the Company’s share repurchase program under the caption Highlights in this report. The Company intends to continue the repurchase of its common shares when financial markets are favorable.

Shareholders’ equity was $3.36 billion at September 30, 2006. This compares with $3.43 billion at December 31, 2005 and also $3.36 billion at September 30, 2005. Shareholder’s equity was reduced by the $308 million in share purchases made under the Company’s share repurchase program over the preceding twelve months and net after-tax unrealized losses in the fixed investment portfolio of $137 million over the same period.

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

Selected Financial Data

	At September 30, 2006		At December 31, 2005		At September 30, 2005
	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*
Fixed maturities (millions)	$9,170	$252	$8,837	$425	$8,901	$476
Deferred acquisition costs (millions) **	2,915	(13)	2,768	(23)	2,713	(26)
Total assets (millions)	14,935	240	14,769	402	14,661	450
Short-term debt (millions)	236	0	382	0	224	0
Long-term debt (millions)	870	0	508	0	688	0
Shareholders’ equity (millions)	3,365	156	3,433	261	3,360	292

Book value per diluted share	33.66	1.55	32.91	2.50	32.19	2.80
Debt to capitalization ***	24.7%	(0.9)%	20.6%	(1.3)%	21.4%	(1.5)%

Diluted shares outstanding (thousands)	99,946		104,303		104,377
Actual shares outstanding (thousands)	98,267		103,569		103,777

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item.
**	Includes the value of insurance purchased.
***	Torchmark’s debt covenants require that the effect of SFAS 115 be removed to determine this ratio.

Interest coverage was 11.3 times in the 2006 nine months compared with 13.4 times in the prior period. The call of Torchmark’s 7 3/4% Trust Preferred Securities and the maturity of its 6 1/4% Senior Notes will reduce interest payments going forward, and will have a favorable effect on coverage in future periods.

Pension assets. The following chart presents assets at fair value for Torchmark’s defined-benefit pension plans at September 30, 2006 and the prior-year end.

Pension Assets by Component

(Dollar amounts in thousands)

	September 30, 2006		December 31, 2005
	Amount	%	Amount	%
Corporate debt	$44,061	22.9	$46,030	24.9
Other fixed maturities	986	0.5	1,122	0.6
Equity securities	134,957	70.1	131,846	71.4
Short-term investments	11,859	6.2	5,492	3.0
Other	485	0.3	279	0.1

Total	$192,348	100.0	$184,769	100.0

The liability for qualified defined-benefit pension plans was $209 million at December 31, 2005. During the nine months of 2006, Torchmark contributed $12 million to these plans. Torchmark does not plan to make further contributions to these plans in 2006.

New Unadopted Accounting Rules

The FASB has issued several new standards applicable to Torchmark, effective in future periods:

Tax Uncertainties: Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) was issued to clarify the accounting for income taxes by providing methodology for the financial statement recognition and measurement of uncertain income tax positions. This interpretation also requires disclosure and provides additional guidance on related topics. It is effective for fiscal years beginning after December 15, 2006. Torchmark is currently assessing the impact of the adoption of FIN 48, but does not believe at this time that it will be material.

Fair Value Measurements: Statement 157, Fair Value Measurements, clarifies the definition of fair value, establishes a framework or a hierarchy for measuring fair value, and expands disclosures about fair value measurements. It does not require any new fair value measurements. Accordingly, it is not expected to have a significant impact on Torchmark’s financial position. However, new disclosures of fair value measurement methodology and effects will be required. The Statement is effective for Torchmark in calendar year and interim periods of 2008, with its provisions applied prospectively.

Postretirement Benefits: Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, requires Torchmark to recognize the funded status of its postretirement benefit plans in its Statement of Financial Position (Balance Sheet). Periodic gains and losses attributable to changes in plan assets and liabilities that are not recognized as components of net periodic benefit costs are to be recognized as components of other comprehensive income, net of tax. This Statement does not modify the procedures for measuring plan assets, liabilities, or net periodic benefit cost.

The Statement is effective for Torchmark as of December 31, 2006. Retrospective application is not permitted. Torchmark’s plan benefit obligations and funded status as of December 31, 2006 have not been determined. However, at December 31, 2005, which was Torchmark’s most recent determination of such values, benefit plans were under-funded by $38 million, before tax. If the Statement were in effect at that time, Torchmark would increase its benefit liability $38 million and reduce other comprehensive income by $25 million, net of tax.

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

Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond Torchmark’s control. If these estimates or assumptions prove to be incorrect, the actual results of Torchmark may differ materially from the forward-looking statements made on the basis of such estimates or assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, which may be national in scope, related to the insurance industry generally, or applicable to Torchmark specifically. Such events or developments could include, but are not necessarily limited to:

1)	Changing general economic conditions leading to unexpected changes in lapse rates and/or sales of Torchmark’s policies, as well as levels of mortality, morbidity, and utilization of health care services that differ from Torchmark’s assumptions;

2)	Regulatory developments, including changes in governmental regulations (particularly those impacting taxes and changes to the Federal Medicare program that would affect Medicare Supplement and Medicare Part D insurance);

3)	Market trends in the senior-aged health care industry that provide alternatives to traditional Medicare (such as Health Maintenance Organizations and other managed care or private plans) and that could affect the sales of traditional Medicare Supplement insurance;
4)	Interest rate changes that affect product sales and/or investment portfolio yield;
5)	General economic, industry sector or individual debt issuers’ financial conditions that may affect the current market value of securities owned by Torchmark, or that may impair issuers’ ability to make principal and/or interest payments due Torchmark on those securities;
6)	Changes in pricing competition;
7)	Litigation results;
8)	Levels of administrative and operational efficiencies that differ from Torchmark’s assumptions;
9)	The inability of Torchmark to obtain timely and appropriate premium rate increases for health insurance policies due to regulatory delay;
10)	The customer response to new products and marketing initiatives; and
11)	Reported amounts in the financial statements which are based on management’s estimates and judgments which may differ from the actual amounts ultimately realized.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the nine months ended September 30, 2006.

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

As of the end of the fiscal quarter completed September 30, 2006, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended September 30, 2006, there have not been any significant changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

Many of these lawsuits involve claims for punitive damages in state courts of Alabama and Mississippi. Torchmark’s management recognizes that large punitive damage awards continue to occur bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly Alabama and Mississippi, creating the potential for unpredictable material adverse judgments in any given punitive damage suit. As of September 30, 2006, Liberty was a party to approximately 45 active lawsuits (which included 6 employment-related cases and excluded interpleaders), 29 of which were Alabama proceedings and 2 of which were Mississippi proceedings in which punitive damages were sought.

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

Vesta, its officers and directors, its insurance carriers and KPMG settled their portions of the litigation with class plaintiffs in 2001; Torchmark did not. Subsequently, in May 2003, Torchmark instituted separate litigation against KPMG which was resolved in March, 2006. In April , 2006, class plaintiffs in Vesta Insurance Group Securities Litigation filed a motion in U.S. District Court for the Northern District of Alabama renewing their claims against Torchmark based upon an allegation of control person liability. This matter was set for trial in the District Court on October 2, 2006 and has been stayed pending resolution of an interlocutory appeal to the U.S. Circuit Court of Appeals for the Eleventh Circuit filed by class plaintiffs. The interlocutory appeal, which was filed August 23, 2006, seeks a ruling whether and to what extent proportionate liability provisions may apply if the allegations of control person liability against Torchmark are ultimately proven.

As previously reported, Liberty National Life Insurance Company and Torchmark Corporation were parties to purported class action litigation filed in the Circuit Court of Choctaw County, Alabama on behalf of all persons who currently or in the past were insured under Liberty cancer policies which were no longer being marketed, regardless of whether the policies remained in force or lapsed (Roberts v. Liberty National Life Insurance Company, Case No. CV-2002-009-B). These cases were based on allegations of breach of contract in the implementation of premium rate increases, misrepresentation regarding the premium rate increases, fraud and suppression concerning the closed block of business and unjust enrichment. On December 30, 2003, the Alabama Supreme Court issued an opinion granting Liberty’s and Torchmark’s petition for a writ of mandamus, concluding that the Choctaw Circuit Court did not have subject matter jurisdiction and ordering that Circuit Court to dismiss the action. The plaintiffs then filed their purported class action litigation against Liberty and Torchmark in the Circuit Court of Barbour County, Alabama on December 30, 2003 (Roberts v. Liberty National Life Insurance Company, Civil Action No. CV-03-0137). On April 16, 2004 the parties filed a written Stipulation of Agreement of Compromise and Settlement with the Barbour County, Alabama Circuit Court seeking potential settlement of the Roberts case. A fairness hearing on the potential settlement was held by the Barbour County Circuit Court on July 15, 2004. After receipt of briefs on certain issues and submission of materials relating to objections to the proposed settlement to the Court-appointed independent special master, the Court reconvened the previously-continued fairness hearing on September 23, 2004. After the September 23, 2004 hearing, the Court, after hearing from the objectors to the potential settlement, ordered the appointment of an independent actuary to report back to the Court on certain issues. The report of the independent actuary was subsequently furnished to the special master and the Court on a timely basis.

On November 22, 2004, the Court entered an order and final judgment in Roberts whereby the Court consolidated Roberts with Robertson v. Liberty National Life Insurance Company, CV-92-021 (previously reported in Forms 10-K and 10-Q) for purposes of the Roberts Stipulation of Settlement and certified the Roberts class as a new subclass of the class previously certified by that Court in Robertson. The Court approved the Stipulation and Settlement and ordered and enjoined Liberty to perform its obligations under the Stipulation. Subject to the Stipulation, Liberty and Torchmark were permanently enjoined from instituting, engaging or participating in, maintaining, authorizing or continuing premium rate increases inconsistent with the Stipulation; failing to implement temporary premium waivers in accordance with the Stipulation; failing to implement the new benefits procedure described in the Stipulation; and failing to implement the special schedules and special provisions of the Stipulation for subclass members who have cancer and are receiving benefits and for subclass members who have no other cancer or medical insurance and/or are not covered by Medicare. The Court dismissed plaintiffs’ claims, released the defendants, enjoined Roberts subclass members from any further prosecution of released claims and retained continuing jurisdiction of all matters relating to the Roberts settlement. In an order issued February 1, 2005, the Court denied the objectors’ motion to alter, amend or vacate its earlier final judgment on class settlement and certification. The Companies proceeded to implement the settlement terms. On March 10, 2005, the Roberts plaintiffs filed notice of appeal to the Alabama Supreme Court.

In an opinion issued on September 29, 2006, the Alabama Supreme Court voided the Barbour County Circuit Court’s final judgment and dismissed the Roberts appeal. The Supreme Court held that the Barbour County Court lacked subject-matter jurisdiction in Roberts to certify the Roberts class as a subclass of the Robertson class and to enter a final judgment approving the settlement since Roberts was filed as an independent class action collaterally attacking Robertson rather than being filed in Robertson under the Barbour County Court’s reserved continuing jurisdiction over that case. On October 23, 2006, Liberty filed a petition with the Barbour County Circuit Court under its continuing jurisdiction in Robertson for clarification, or in the alternative, to amend the Robertson final judgment. Liberty seeks an order from the Circuit Court declaring that Liberty pay benefits to Robertson class members based upon the amounts accepted by providers in full payment of charges.

As previously reported, United American Insurance Company has been named as a defendant in purported class action litigation filed on January 7, 2005, in the District Court of Starr County, Texas on behalf of the purchasers of association group health insurance policies or certificates issued by United American through Heartland Alliance of America and Farm & Ranch Healthcare, Inc. (Rodriguez v. Burdine, et al, DC-05-8). The plaintiffs assert claims of civil conspiracy, conversion and theft, violations of the Texas Insurance and Administrative Codes, breach of fiduciary duties, fraud and gross negligence and breach of contract as well as filing a members representative action on behalf of all the members of the Heartland Association. The plaintiffs allege excessive and unauthorized association dues payments that the defendants have collected from policyholders. A declaratory judgment, monetary damages, imposition of a constructive trust, equitable forfeiture and attorney’s fees are sought by the plaintiffs. A class certification hearing was held August 31, 2006, at which time the Court considered and approved a proposed settlement agreement between the parties. A fairness hearing was conducted on October 5, 2006 and the judgment and related orders were entered without issues. The final settlement will be concluded on November 9, 2006.

On February 17, 2005, named defendant Martha Burdine filed an amended answer and a complaint (the cross complaint) against various other defendants including United

American (the cross defendants) on behalf of a purported class of former agents and managers of those cross defendants (the cross plaintiffs). These cross plaintiffs assert a pattern of contract breaches and misconduct by the cross defendants including claims for breach of contract, intentional and negligent misrepresentation, fraud, negligence, breach of duties of trustees, trespass to chattels, conversion, intentional interference with a business relationship and intentional interference with a valid business expectancy. The cross plaintiffs seek actual, punitive and exemplary damages, attorneys’ fees and costs and other legal and equitable relief. Upon the conclusion of the Rodriguez settlement, only the cross claims filed by Martha Burdine will remain outstanding.

Additional information regarding these cases can be found in the Company’s prior Forms 10-K, Forms 10-Q and Forms 8-K.

Item 1A. Risk Factors

Torchmark has had no material changes to its risk factors.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2006	93,912	$60.82	93,912
August 1-31, 2006	563,123	60.32	563,123
September 1-30, 2006	87,069	61.59	87,069

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

TORCHMARK CORPORATION

Date: November 8, 2006	/s/ Mark S. McAndrew
Mark S. McAndrew
Chairman and Chief Executive Officer

Date: November 8, 2006	/s/ Gary L. Coleman
Gary L. Coleman, Executive Vice
President and Chief Financial Officer
(Chief Accounting Officer)