Form 10-K
period 2006-12-31
TORCHMARK CORP
filed 2007-03-01
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 001-08052

TORCHMARK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	63-0780404
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 South Stonebridge Drive, McKinney, TX	75070
(Address of principal executive offices)	(Zip Code)

972-569-4000

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	CUSIP	Name of each exchange on which registered
Common Stock, $1.00 par value per share	891927104	New York Stock Exchange
	The International Stock Exchange, London, England
7.10% Trust Originated Preferred Securities	89102W208	New York Stock Exchange

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

                            Large accelerated filer ☒                             Accelerated filer ☐                             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6,006,777,612 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2007
Common Stock, $1.00 par value per share	97,986,486 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2007 (Proxy Statement)	Part III

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

The following table presents Torchmark’s business by primary marketing distribution method.

Primary Distribution Method	Company	Products and Target Markets	Distribution

Direct Response	Globe Life And Accident Insurance Company Oklahoma City, Oklahoma	Individual life and supplemental health insurance including juvenile and senior life coverage, Medicare Supplement, and Medicare Part D marketed to middle-income Americans.	Direct response, mail, television, magazine; nationwide.

Liberty National Exclusive Agency	Liberty National Life Insurance Company Birmingham, Alabama	Individual life and supplemental health insurance marketed to middle-income families.	1,381 producing agents; 109 district offices primarily in the Southeastern U.S.

American Income Exclusive Agency	American Income Life Insurance Company Waco, Texas	Individual life and supplemental health insurance marketed to union and credit union members.	2,353 agents in the U.S., Canada, and New Zealand.

United Investors Agency	United Investors Life Insurance Company Birmingham, Alabama	Individual life insurance and annuities marketed to middle-income Americans.	Independent Agency.

Military	Liberty National Life Insurance Company Birmingham, Alabama Globe Life And Accident Insurance Company Oklahoma City, Oklahoma	Individual life insurance marketed to middle and upper income families, including active and retired military officers.	Independent Agency through career agents nationwide.

United American Independent Agency and Branch Office Agency	United American Insurance Company McKinney, Texas	Limited-benefit supplemental health coverage to people under age 65, Medicare Supplement and Medicare Part D coverage to Medicare beneficiaries and, to a lesser extent, life insurance.	3,491 independent producing agents in the U.S. and Canada; 3,015 exclusive producing agents in 125 branch offices.

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

	(Amounts in thousands)

	Annualized Premium in Force
	2006	2005	2004
Whole life:
Traditional	$934,553	$911,444	$848,405
Interest-sensitive	123,802	128,409	162,694
Term	506,921	492,409	473,061
Other	50,211	45,373	39,175

	$1,615,487	$1,577,635	$1,523,335

The distribution methods for life insurance products include sales by direct response, exclusive agents and independent agents. These methods are described in more depth in the Distribution Method chart earlier in this report. The following table presents life annualized premium in force by distribution method.

	(Amounts in thousands)

	Annualized Premium in Force
	2006	2005	2004
Direct response	$496,772	$472,733	$442,997
Exclusive Agents:
American Income	430,598	403,333	376,595
Liberty National	311,975	318,435	317,897
United American	16,710	17,315	18,829
Independent Agents:
United American	39,613	44,819	50,975
Military	206,858	205,485	198,601
Other	112,961	115,515	117,441

	$1,615,487	$1,577,635	$1,523,335

Health Insurance

Torchmark offers supplemental limited-benefit health insurance products that include hospital/surgical plans, cancer, and accident plans sold to individuals under age 65. These policies are designed to supplement health coverage that applicants already own or to provide affordable, limited-benefit coverage to individuals without access to more comprehensive coverage. Medicare Supplements are also offered to enrollees in the traditional fee-for-service Medicare program. All Medicare Supplement plans are standardized by federal regulation and are designed to pay deductibles and co-payments not paid by Medicare. We also began offering Medicare Part D prescription drug insurance in 2006.

Health plans are offered through the Company’s exclusive and independent agents and direct response, with the United American agencies being the leading writers in the three-year period ended December 31, 2006, selling predominantly hospital/surgical plans. As shown in the charts below, net sales of limited-benefit plans exceeded net sales of Medicare Supplements in all years of the three-year-period ended December 31, 2006, but Medicare Supplement premium in force exceeded that of limited-benefit plans during each year of the same period. These data reflect the change in product mix being sold from predominantly Medicare Supplements in prior years to predominantly limited-benefit plans in the more current periods.

The following table presents health insurance net sales information for the three years ended December 31, 2006 by product category.

	(Amounts in thousands) Net Sales
	2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Limited-benefit plans	$209,258	40	$146,193	79	$147,290	74
Medicare Supplement	33,980	7	39,328	21	52,624	26
Medicare Part D	278,023	53	-0-	-0-	-0-	-0-

Total Health	$521,261	100	$185,521	100	$199,914	100

The following table presents supplemental health annualized premium information for the three years ended December 31, 2006 by product category.

	(Amounts in thousands) Annualized Premium in Force
	2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Limited-benefit plans	$508,112	39	$434,742	42	$414,223	39
Medicare Supplement	550,750	43	591,668	58	642,228	61
Medicare Part D	234,219	18	-0-	-0-	-0-	-0-

Total Health	$1,293,081	100	$1,026,410	100	$1,056,451	100

The number of individual health policies in force (excluding Medicare Part D) was 1.60 million, 1.60 million, and 1.64 million at December 31, 2006, 2005, and 2004, respectively. Medicare Part D enrollees at December 31, 2006 were 189 thousand.

The following table presents supplemental health annualized premium in force for the three years ended December 31, 2006 by marketing (distribution) method.

	(Amounts in thousands)

	Annualized Premium in Force
	2006	2005	2004
Direct response	$41,996	$39,446	$36,550
Exclusive agents:
United American	385,505	337,175	324,467
Liberty National	148,817	145,341	165,445
American Income	63,810	60,747	58,550
Independent agents:
United American	418,734	443,701	471,439

	1,058,862	1,026,410	1,056,451
Medicare Part D	234,219	-0-	-0-

	$1,293,081	$1,026,410	$1,056,451

Annuities

Annuity products offered include single-premium deferred annuities, flexible-premium deferred annuities, and variable annuities. In recent years Torchmark has deemphasized the marketing of annuity products, and annuities in 2006 comprise less than 1% of premium income and less than 2% of insurance underwriting margin.

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

Investments

The nature, quality, and percentage mix of insurance company investments are regulated by state laws that generally permit investments in qualified municipal, state, and federal government obligations, corporate bonds, preferred and common stock, real estate, and mortgages where the value of the underlying real estate exceeds the amount of the loan. The investments of Torchmark insurance subsidiaries consist predominantly of high-quality, investment-grade securities. Fixed maturities represented 94% of total investments at December 31, 2006. (See Note 3—Investments in the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis.)

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

Personnel

At the end of 2006, Torchmark had 2,495 employees and 1,263 licensed employees under sales contracts.

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

Torchmark’s life products are sold in selected niche markets. The Company is at risk should any of these markets diminish.    Torchmark has two life distribution channels that focus on distinct market niches: labor union members and sales via direct response distribution. The contraction of the size of either market could adversely affect sales. In recent years, labor union membership has grown little and has declined as a percentage of employed workers; however, Torchmark’s union-member policyholders are still a small portion of total union membership, indicating that sales growth can continue for some time without growth in total union membership. Most of the Company’s direct response business is either through direct mail solicitation or inserted into other mail media for distribution. Significant adverse changes in postage cost or the acceptance of unsolicited marketing mail by consumers could negatively affect this business.

The development and maintenance of Torchmark’s various distribution systems are critical to growth in product sales.    Because the Company’s life insurance sales are primarily made to individuals, rather than groups, and the face amounts sold are lower than that of policies sold in the higher income market, the development, maintenance and retention of adequate numbers of producing agents and direct response systems to support growth of sales in this market are critical. For agents, adequate compensation that is competitive with other employment opportunities, and that also motivates them to increase sales is very important. In direct response, continuous development of new offerings and cost efficiency are key. Less than optimum execution of these strategies will in time lead to less than optimum growth in sales and ultimately in profits.

Health Insurance marketplace risk:

Congress could make changes to the Medicare program which could impact Torchmark’s Medicare Supplement and Medicare Part D prescription drug insurance business.    Medicare Supplement insurance constitutes a significant portion of Torchmark’s in force health insurance business. Because of increasing medical cost inflation and concerns about the solvency of the Medicare program, it is possible that changes will be made to the Medicare program by Congress in the future. These changes could have either a positive or negative effect on that business. In 2006, Congress first provided prescription drug coverage (Medicare Part D) to Medicare beneficiaries. Changes are likely to be made to the program over the next several years as the acceptance and costs of the program become clear. Some of these changes might adversely affect Torchmark’s ability to profit from its sale or the level of risk involved.

Torchmark’s Medicare Supplement business could be negatively affected by alternative healthcare providers.    The Medicare Supplement business is impacted by market trends in the senior-aged health care industry that provide alternatives to traditional Medicare, such as health maintenance organizations (HMOs) and other managed care or private plans. The success of these alternative businesses could negatively affect the sales and premium growth of traditional Medicare supplement insurance.

Torchmark’s Medicare Supplement business is subject to intense competition primarily on the basis of price which could restrict future sales.    In recent years, price competition in the traditional Medicare supplement market has been significant, characterized by some insurers who have been willing to earn very small profit margins or to under price new sales in order to gain market share. Torchmark believes these practices are not in the best interest of the Company or consumers and has elected not to compete on those terms, which has negatively affected sales. Should these industry practices continue, it is likely that Torchmark’s sales of this health product will remain depressed.

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

General Operating Risk:

Changes in mortality, economic conditions, or other market conditions could significantly affect our operation and profitability.    The Company’s insurance contracts are affected by the levels of mortality, morbidity, persistency, and healthcare utilization that we experience. The resulting levels that occur may differ significantly from the levels assumed when premium rates were first set. Significant variations in these levels could negatively affect profit margins and income. However, the Company’s actuaries continually test expected to actual results.

Torchmark’s ability to pay dividends or service any of its debt or preferred securities is limited by the amounts its subsidiaries are able to pay to the holding company.    Torchmark’s insurance company subsidiaries, its principal sources of cash flow, periodically declare and distribute dividends on their common and preferred stock held by Torchmark, the holding company. Torchmark’s ability to pay dividends on its common stock, principal and interest on any debt security, or dividends on any preferred stock security is affected by the ability of its subsidiaries to pay the holding company these dividends. The insurance company subsidiaries are subject to various state statutory and regulatory restrictions, applicable to insurance companies, that limit the amount of cash dividends, loans, and advances that those subsidiaries may pay to the holding company. For example, under certain state insurance laws, an insurance company generally may pay dividends only out of its unassigned surplus as reflected in its statutory financial statements filed in that state. Additionally, dividends paid by insurance subsidiaries are generally limited to the greater of statutory net gain from operations, excluding capital gains and losses, or 10% of statutory surplus without regulatory approval.

Torchmark can give no assurance that more stringent restrictions will not be adopted from time to time by states in which its insurance subsidiaries are domiciled, which could, under certain circumstances, significantly reduce dividends or other amounts paid to Torchmark by its subsidiaries. Additionally, the inability to obtain approval of the previously mentioned premium rate increases in a timely manner from state insurance regulatory authorities could adversely impact the profitability, and thus the ability of Torchmark’s insurance subsidiaries to declare and distribute dividends.

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

Investment Risk:

The Company’s investments are subject to market risks.    Torchmark’s invested assets are subject to the customary risks of defaults, downgrades, and changes in market values. Factors that may affect these risks include interest rate levels, financial market performance, and general economic conditions, as well as particular circumstances affecting the businesses or industries of individual issuers. Some of these factors could result in write-downs of individual investments. Significant increases in interest rates could cause a material temporary decline in the fair value of the fixed investment portfolio, reflecting unrealized fair value losses. This risk is mitigated by Torchmark’s operating strategy to generally hold investments to maturity recognizing the long-term nature of the life policy reserve liabilities supported by investments and by Torchmark’s strong operating cash flow that greatly diminishes the need to liquidate investments prior to maturity.

A decline in interest rates could negatively affect income.    Declines in interest rates expose insurance companies to the risk of not earning anticipated spreads between the interest rate earned on investments and the rates credited to the net policy liabilities. While Torchmark attempts to manage its investments to preserve the excess investment income spread, the Company can give no assurance that a significant and persistent decline in interest rates will not materially affect such spreads.

Significant decreases in interest rates could result in calls by issuers of investments, where such features are available to issuers. These calls could result in a decline in the Company’s investment income as reinvestment of the proceeds would be at the prevailing lower rates.

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

Natural disaster risk:

Torchmark’s business is subject to risk of a catastrophic event.    The marketplaces of Torchmark’s major subsidiaries are national in scope. Because the Company’s insurance policies in force are relatively low-face amounts issued to large numbers of policyholders, the likelihood that a large portion of the Company’s policyholder base would be affected by a natural disaster is not likely. As a result, it is unlikely that even a major natural disaster covering hundreds of miles would disrupt the marketing and premium collection in more than a small portion of Torchmark’s markets. In addition, the administration of the four leading subsidiaries is conducted in three distant locations that allow the company to take advantage of those distances to plan back-up administrative support for any one of the subsidiaries in the event of disaster. The Company also has outside contracts for off-site backup information systems and record keeping in the event of a disaster.

Item 1B. Unresolved Staff Comments

As of December 31, 2006, Torchmark had no unresolved staff comments.

Item 2.    Properties

Torchmark, through its subsidiaries, owns or leases buildings that are used in the normal course of business. United American owns and occupies a 140,000 square foot facility located in McKinney, Texas (a north Dallas suburb). In 2006, Torchmark’s headquarters were relocated from Birmingham, Alabama to McKinney. In conjunction with this move, we are constructing a 150,000 square foot building adjacent to the United American building. The expected completion date of the new building is December 27, 2007.

Liberty owns a 487,000 square foot building in Birmingham, Alabama which currently serves as Liberty’s and United Investors’ home office. Approximately 134,000 square feet of this building is leased or available for lease to unrelated tenants by Liberty. Liberty also operates from 30 company-owned district offices used for agency sales personnel. Liberty is currently in the process of selling its remaining company-owned office buildings, opting instead to operate from leased facilities. In 2006, a total of 21 buildings were sold.

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

Liberty and United American also lease district office space for their agency sales personnel.

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

Many of these lawsuits involve claims for punitive damages in state courts of Alabama and Mississippi. Torchmark’s management recognizes that large punitive damage awards continue to occur bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly Alabama and Mississippi, creating the potential for unpredictable material adverse judgments in any given punitive damage suit. As of December 31, 2006, Liberty was a party to approximately 42 active lawsuits (which included no employment-related cases and excluded interpleaders), 29 of which were Alabama proceedings and 1 of which was a Mississippi proceeding in which punitive damages were sought.

As previously reported in Forms 10-K and 10-Q, Liberty National Life Insurance Company and Torchmark Corporation were parties to purported class action litigation filed in the Circuit Court of Choctaw County, Alabama on behalf of all persons who currently or in the past were insured under

Liberty cancer policies which were no longer being marketed, regardless of whether the policies remained in force or lapsed (Roberts v. Liberty National Life Insurance Company, Case No. CV-2002-009-B). These cases were based on allegations of breach of contract in the implementation of premium rate increases, misrepresentation regarding the premium rate increases, fraud and suppression concerning the closed block of business and unjust enrichment. On December 30, 2003, the Alabama Supreme Court issued an opinion granting Liberty’s and Torchmark’s petition for a writ of mandamus, concluding that the Choctaw Circuit Court did not have subject matter jurisdiction and ordering that Circuit Court to dismiss the action. The plaintiffs then filed their purported class action litigation against Liberty and Torchmark in the Circuit Court of Barbour County, Alabama on December 30, 2003 (Roberts v. Liberty National Life Insurance Company, Civil Action No. CV-03-0137). On April 16, 2004 the parties filed a written Stipulation of Agreement of Compromise and Settlement with the Barbour County, Alabama Circuit Court seeking potential settlement of the Roberts case. A fairness hearing on the potential settlement was held by the Barbour County Circuit Court on July 15, 2004. After receipt of briefs on certain issues and submission of materials relating to objections to the proposed settlement to the Court-appointed independent special master, the Court reconvened the previously-continued fairness hearing on September 23, 2004. After the September 23, 2004 hearing, the Court, after hearing from the objectors to the potential settlement, ordered the appointment of an independent actuary to report back to the Court on certain issues. The report of the independent actuary was subsequently furnished to the special master and the Court on a timely basis.

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

In an opinion issued on September 29, 2006, the Alabama Supreme Court voided the Barbour County Circuit Court’s final judgment and dismissed the Roberts appeal. The Supreme Court held that the Barbour County Court lacked subject-matter jurisdiction in Roberts to certify the Roberts class as a subclass of the Robertson class and to enter a final judgment approving the settlement since Roberts was filed as an independent class action collaterally attacking Robertson rather than being filed in Robertson under the Barbour County Court’s reserved continuing jurisdiction over that case. On October 23, 2006, Liberty filed a petition with the Barbour County Circuit Court under its continuing jurisdiction in Robertson for clarification, or in the alternative, to amend the Robertson final judgment. Liberty seeks an order from the Circuit Court declaring that Liberty pay benefits to Robertson class members based upon the amounts accepted by providers in full payment of charges. A hearing will be held on Liberty’s petition on March 13, 2007.

Liberty National Life Insurance Company and an unrelated Glendale, California mortuary were named as defendants in a purported class action litigation filed December 8, 2005 in the Superior Court for Los Angeles County, California (Gibson v. Liberty National Life Insurance Company, Case No. BC344178) on behalf of California holders of certain funeral services insurance policies. The plaintiff in Gibson asserted claims for breach of contractual duty to pay a covered claim under a funeral services insurance policy, breach of the implied obligation of good faith and fair dealing by unreasonably failing to pay and/or delaying payments of insurance benefits, fraud, negligent misrepresentation, and unfair business practices in violation of California Business and Professions Code Section 17000 et seq. The

plaintiff was seeking unspecified compensatory and general damages, exemplary damages, injunctive and declaratory relief and attorneys’ fees and costs. In October 2006, this matter was confidentially settled for a nominal amount.

On January 10, 2007, purported class action litigation was filed against Globe Life And Accident Insurance Company and additional unaffiliated defendants in the U.S. District Court for the Eastern District of Texas (Taylor v. Texas Farm Bureau Mutual Insurance Company, Case No. 2-07-CV-014). Plaintiffs allege violations of the Driver Privacy Protection Act (DPPA) in Globe’s marketing activities. DPPA is federal legislation restricting the ability to obtain and use driver’s license and motor vehicle registration title information maintained by each state. Initially, DPPA allowed use of such personal information for marketing activities so long as the states provided individuals the opportunity to prohibit disclosure of their information. DPPA was amended effective June 1, 2000 to provide that using or obtaining personal information from motor vehicle records for marketing purposes is permitted only if the state involved obtained the express consent (“opt-in”) of the person whose data is being released. Plaintiffs, all residents and holders of Texas drivers licenses, allege that Globe wrongfully obtained, possessed and/or used motor vehicle record information from the Texas Department of Public Safety after the June 1, 2000 effective date of the “opt-in” amendment to the DPPA. They seek, in a jury trial, liquidated damages as provided in the DPPA for each purported class member in the amount of $2,500 for each use of the personal information, punitive damages, the destruction of any personal information determined to be illegally obtained from motor vehicle records and other appropriate equitable relief.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2006.

PART II

Item 5.    Market for Registrant’s Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The principal market in which Torchmark’s common stock is traded is the New York Stock Exchange. There were 5,360 shareholders of record on December 31, 2006, excluding shareholder accounts held in nominee form. Information concerning restrictions on the ability of Torchmark’s subsidiaries to transfer funds to Torchmark in the form of cash dividends is set forth in Note 11—Shareholders’ Equity in the Notes to the Consolidated Financial Statements. The market prices and cash dividends paid by calendar quarter for the past two years are as follows:

		2006 Market Price		Dividends Per Share
Quarter		High	Low
1		$57.79	$54.25	$.11
2		61.01	56.43	.11
3		63.42	59.75	.13
4		64.23	61.68	.13
Year-end closing price	$63.76

		2005 Market Price		Dividends Per Share
Quarter		High	Low
1		$56.78	$50.82	$.11
2		54.77	50.42	.11
3		53.18	50.90	.11
4		55.88	51.80	.11
Year-end closing price	$55.60

(c)	Purchases of Certain Equity Securities by the Issuer and Others for the Fourth Quarter 2006

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2006	199,000	$62.63	199,000
November 1-30, 2006	1,108	63.83	1,108
December 1-31, 2006	62,175	63.88	62,175

On July 27, 2006, Torchmark’s Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be purchased.

e)	Performance Graph

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2006, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

The line graph shown above compares Torchmark’s cumulative total return on its common stock with the cumulative total returns of the Standard and Poor’s 500 Stock Index (S&P 500) and the Standard and Poor’s Life & Health Insurance Index (S&P Life & Health Insurance). Torchmark is one of the companies whose stock is included within both the S&P 500 and the S&P Life & Health Insurance Index.

Item 6.    Selected Financial Data

The following information should be read in conjunction with Torchmark’s Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:

(Amounts in thousands except per share and percentage data)

Year ended December 31,	2006	2005	2004	2003	2002
Premium revenue:
Life	$1,524,267	$1,468,288	$1,395,490	$1,310,373	$1,220,688
Health	1,237,532	1,014,857	1,048,666	1,034,031	1,019,120
Other	22,914	24,929	27,744	31,379	39,225
Total	2,784,713	2,508,074	2,471,900	2,375,783	2,279,033
Net investment income	628,746	603,068	577,035	557,670	518,978
Realized investment gains (losses)	(10,767)	280	22,216	(3,274)	(38,722)
Total revenue	3,421,178	3,125,910	3,071,542	2,930,998	2,761,409
Net income before cumulative effect of change in accounting principle	518,631	495,390	475,718	430,141	383,433
Net income	518,631	495,390	468,555	430,141	383,433
Per common share:
Basic earnings:
Net income before cumulative effect of change in accounting principle	5.20	4.73	4.32	3.75	3.19
Net income	5.20	4.73	4.26	3.75	3.19
Diluted earnings:
Net income before cumulative effect of change in accounting principle	5.13	4.68	4.25	3.73	3.18
Net income	5.13	4.68	4.19	3.73	3.18
Cash dividends paid	0.48	0.44	0.44	0.38	0.36
Basic average shares outstanding	99,733	104,735	110,106	114,837	120,259
Diluted average shares outstanding	101,112	105,751	111,908	115,377	120,669

As of December 31,	2006	2005	2004	2003	2002
Cash and invested assets	$9,719,988	$9,410,695	$9,243,090	$8,702,398	$7,790,930
Total assets	14,980,355	14,768,903	14,252,184	13,465,525	12,365,361
Short-term debt	169,736	381,505	170,354	182,448	201,479
Long-term debt(1)	721,248	507,902	694,685	698,042	700,630
Shareholders’ equity	3,459,193	3,432,768	3,419,844	3,240,099	2,851,453
Per diluted share	34.68	32.91	31.07	28.45	24.04
Effect of SFAS 115 on diluted equity per share(2)	1.43	2.50	3.62	3.39	1.58
Annualized premium in force:
Life	1,615,487	1,577,635	1,523,335	1,449,290	1,343,156
Health	1,293,081	1,026,410	1,056,451	1,064,428	1,030,482
Total	2,908,568	2,604,045	2,579,786	2,513,718	2,373,638
Basic shares outstanding	98,115	103,569	107,944	112,715	118,267
Diluted shares outstanding	99,755	104,303	110,075	113,887	118,598

(1)

Includes 7 3/4% Junior Subordinated Debentures reported as “Due to affiliates” on the Consolidated Balance Sheets at each year end 2002 through 2005 in the amount of $154.6 million. Also included at year end 2006 are Torchmark’s 7.1% Junior Subordinated Debentures in the amount of $123.7 million, which are also reported as “Due to affiliates” on the Consolidated Balance Sheet.

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

RESULTS OF OPERATIONS

How Torchmark Views Its Operations:    Torchmark is the holding company for a group of insurance companies which market primarily individual life and supplemental health insurance, and to a limited extent annuities, to middle income households throughout the United States. We view our operations by segments, which are the major insurance product lines of life, health, and annuities, and the investment segment that supports the product lines. Segments are aligned based on their common characteristics, comparability of the profit margins, and management techniques used to operate each segment.

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

Premium revenue

Less:

    Policy obligations

    Policy acquisition costs and commissions

Investment Segment.    The investment segment involves the management of our capital resources, including investments and the management of corporate debt and liquidity. Our measure of profitability for the investment segment is excess investment income, which is:

Net investment income

Less:

    Interest credited to net policy liabilities

    Financing costs

The tables in Note 13—Business Segments reconcile Torchmark’s revenues and expenses by segment to its major income statement line items for each of the years in the three-year period ending December 31, 2006. Additionally, this Note provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles to net income. That summary is reproduced below from the Consolidated Financial Statements to present our overall operations in the manner that we use to manage the business.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	2006	2005	2004	2006 Change	%	2005 Change	%
Life insurance underwriting margin	$397,444	$381,648	$352,177	$15,796	4	$29,471	8
Health insurance underwriting margin	206,694	177,179	174,582	29,515	17	2,597	1
Annuity underwriting margin	11,915	12,580	13,964	(665)	(5)	(1,384)	(10)
Other insurance:
Other income	4,024	2,366	1,833	1,658	70	533	29
Administrative expense	(155,331)	(147,681)	(141,620)	(7,650)	5	(6,061)	4
Excess investment income	318,763	324,238	330,543	(5,475)	(2)	(6,305)	(2)
Corporate and adjustments	(14,437)	(9,660)	(9,575)	(4,777)	49	(85)	1

Pre-tax total	769,072	740,670	721,904	28,402	4	18,766	3
Applicable taxes	(264,716)	(255,165)	(248,472)	(9,551)	4	(6,693)	3

After-tax total	504,356	485,505	473,432	18,851	4	12,073	3
Remove benefit from interest-rate swaps (after tax) from Investment Segment	(319)	(4,805)	(15,157)	4,486		10,352
Realized gains (losses) (after tax)*	(7,254)	25	14,440	(7,279)		(14,415)
Gain on sale of agency buildings, net of tax	2,816	-0-	-0-	2,816		-0-
Tax settlements (after tax)	11,607	15,989	3,003	(4,382)		12,986
Net proceeds (cost) from legal settlements (after tax)	7,425	(955)	-0-	8,380		(955)
Retiring executive option term extension (after tax)	-0-	(369)	-0-	369		(369)
Change in accounting principle (after tax)	-0-	-0-	(7,163)	-0-		7,163

Net income	$518,631	$495,390	$468,555	$23,241	5	$26,835	6

*	See the discussion of Realized Gains and Losses in this report.

Torchmark’s operations on a segment-by-segment basis are discussed in depth under the appropriate captions following in this report.

Summary of Operations:    Net income increased 5% or $23 million to $519 million in 2006, and 6% or $27 million to $495 million in 2005. The primary contributor to growth in 2006 earnings was the health insurance segment, as we first offered Medicare Part D for coverage beginning January 1, 2006. Our Medicare Part D product accounted for $26 million of the $30 million growth in health margins. The life insurance segment also added $16 million to our $28 million growth in pretax earnings in 2006. The $19 million growth in 2005 earnings came primarily from the life insurance segment, as it accounted for $29 million of pretax earnings growth. Excess investment income declined in both years, as it continues to be compressed by a flattened yield curve and as increasing amounts of cash are used to repurchase Torchmark shares.

Life insurance premium has grown steadily in each of the three years ending December 31, 2006, rising 4% in 2006 to $1.5 billion and 5% in 2005. Margins as a percentage of premium have also increased slightly each year from 25% of premium in 2004 to 26% in 2005 and 2006. The combination of premium and margin percentage growth has resulted in increases in the total life contribution to pretax earnings mentioned above. However, sales volumes have declined slightly each year. Life insurance segment results are discussed further under the caption Life Insurance.

Health premium rose 22% or $223 million to $1.2 billion in 2006, but $212 million of the growth came from Medicare Part D premium. Health premium declined 3% in 2005. Medicare Supplement accounts for the largest portion of our health premium. Over the past few years, increased competition in the Medicare Supplement business has continued to dampen health sales, and has resulted in declines in the premium from this product each year. However, net sales of our under-age-65 limited-benefit health products have grown significantly over the past few years, as demand for these products continues to increase. See the discussion under Health Insurance for a more detailed discussion of health insurance results.

While we still offer annuities, we do not plan to emphasize annuity products, favoring life insurance instead. See the caption Annuities for further discussion.

The investment segment’s pretax profitability declined 2% in each of the last two years, falling $5 million in 2006 and $6 million in 2005. Growth in total investment income has been negatively affected by Torchmark’s share repurchase program (described later under this caption), which has diverted cash that could have otherwise been used to acquire investments. Management believes that the acquisition of Torchmark stock at favorable prices provides a superior return on available cash. Additionally, the low long-term interest rates available for new investments during the past three years have caused our average portfolio yield to decline in each successive year, restricting growth in net investment income and excess investment income. Beginning in late 2004 and continuing through mid-2006, excess investment income was further compressed as short-term rates rose with no meaningful change in long-term rates. The increase in short-term rates caused short-term financing costs to increase and the income spread on Torchmark’s fixed-to-variable interest-rate swaps to narrow. Because of the diminished profitability of these swaps, all of the swaps were disposed of by June, 2006. See the analysis of excess investment income and investment activities under the caption Investments for a more detailed discussion.

During the second quarter of 2006, we issued two new debt securities in separate public offerings: (1) our 7.1% Trust Preferred Securities, redemption amount $120 million and (2) our 6 3/8% Senior Notes, par value $250 million. These offerings essentially provided funding for the repayment of two existing debt instruments in the fourth quarter of 2006: (1) the call of our 7¾% Trust Preferred Securities at a redemption price of $150 million and (2) the maturity of our 6¼% Senior Notes, par value $180 million. More information on these transactions can be found in Note 10—Debt in the Notes to Consolidated Financial Statements and in our discussion of Capital Resources in this report.

Total revenues rose 9% in 2006 to $3.42 billion. In 2005, total revenues increased 2% to $3.13 billion from $3.07 billion in 2004. The 2006 revenue increase was primarily the result of the $212 million of premium added from Medicare Part D. Growth in life premium and net investment income also contributed to 2006 revenue growth. Life premium was the greatest contributor to the 2005 revenue increase, but net investment income was also a positive factor.

We had $7 million of after-tax realized investment losses in 2006, compared with an immaterial amount of after-tax realized investment gains in 2005 and gains of $14 million in 2004. Realized investment gains and losses can vary significantly from period to period and have a material positive or negative impact on net income. Under the caption Realized Gains and Losses in this report, we present a complete analysis and discussion of our realized gains and losses. Also, as explained in Note 13—Business Segments in the Notes to the Consolidated Financial Statements, we do not consider realized gains and losses to be a component of our core insurance operations or operating segments.

In each of the years 2004 through 2006, net income was affected by certain significant, unusual, and nonrecurring nonoperating items. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. A discussion of these items follows.

In 2006, we received four litigation and tax settlements, two of which were concerned with issues related to a subsidiary and an investment disposed of several years ago, a third involving our investment in Worldcom, Inc. bonds (Worldcom), which was held and sold in prior years, and a fourth concerning Federal income tax issues arising from examinations of prior years. The first settlement, involving the disposed subsidiary, resulted in state income tax refunds of $6.7 million net of expenses ($4.3 million net of tax) which were received and reported above as a tax settlement. The second settlement involving the investment resulted in proceeds of $5.1 million net of expenses ($3.3 million net of tax) and is included in the table above as a legal settlement. In the third settlement, we received $6.3 million ($4.1 million after tax) in connection with our Worldcom class-action litigation for recovery of a portion of investment losses. This item is included in the table above as a litigation settlement. The Federal income tax settlement resulted in benefits due us of $7.4 million, included as tax settlements in the table above. The two litigation settlements were included in “Other income” and the two tax settlements reduced “Income taxes” in the 2006 Consolidated Statement of Operations. All four of these cases involved litigation or issues arising years ago and are not considered by management to relate to our current operations.

Additionally in 2006, our subsidiary Liberty National began a program to dispose of its agency office buildings, replacing them with rental facilities. In 2006, 21 buildings were sold for gross proceeds of $6.7 million and a pre-tax gain of $4.8 million. Because of the significant scale of this nonoperating item, we have removed $4.3 million ($2.8 million after tax) from our core results representing the gain from the sales. We contemplate this program to continue into 2007.

In 2005, we recorded an after-tax charge of $955 thousand ($1.5 million pretax) pertaining to litigation. This litigation involved net settlements after expenses primarily in three significant legal matters: our subsidiary Liberty National’s race-distinct mortality/dual-pricing litigation, its class-action cancer case, and the Waddell & Reed litigation. All of the settlements of these cases relate to litigation arising many years ago and are not relevant to current operations. Of this pre-tax amount, $13.5 million is recorded as “Other income” and $15 million is recorded as “Other operating expense” in the 2005 Consolidated Statement of Operations. For more information on these litigation items, see Note 14—Commitments and Contingencies in the Notes to Consolidated Financial Statements. Also in 2005, We recorded a $16 million settlement benefit from an Internal Revenue Service examination covering several years. This tax settlement reduced tax expense. More information on this tax settlement is provided in Note 8—Income Taxes in the Notes to the Consolidated Financial Statements. Additionally, a noncash after-tax charge of $369 thousand was recorded as a result of the extension in the term of a previously granted stock option for a senior officer upon retirement. The option extension expense was recorded as administrative expense in the 2005 Consolidated Statement of Operations.

As of January 1, 2004, Torchmark adopted Statement of Position 03-1 (SOP 03-1), an accounting rule concerning guaranteed minimum policy benefits on variable annuities. The adoption of this standard resulted in a one-time after-tax charge of $7.2 million recorded as a change in accounting principle. Also, during 2004, we received a refund of state income taxes in the amount of $3.0 million, after federal tax. This refund resulted from the settlement of certain state tax issues concerning a discontinued operation in the mid-1990s. The refund reduced income tax expense in the 2004 Consolidated Statement of Operations.

Torchmark has in place an ongoing share repurchase program which began in 1986 and was reaffirmed at its July 27, 2006 Board of Director’s meeting. With no specified authorization amount, we determine the amount of repurchases based on the amount of the Company’s excess cash flow, general market conditions, and other alternative uses. The majority of these purchases are made from excess operating cash flow when market prices are favorable. Additionally, when stock options are exercised, proceeds from these exercises and the tax benefit are used to repurchase additional shares on the open market to minimize dilution as a result of the option exercises. The following chart summarizes share purchase activity for each of the three years ended December 31, 2006.

Analysis of Share Purchases

(Amounts in thousands)

	2006		2005		2004
Purchases	Shares	Amount	Shares	Amount	Shares	Amount
Excess cash flow	5,575	$320,425	5,647	$300,134	5,221	$268,310
Option proceeds*	415	24,436	4,655	254,812	313	16,916

Total	5,990	$344,861	10,302	$554,946	5,534	$285,226

*	In 2005, 4.5 million shares at a cost of $248 million related to the option restoration program more fully discussed under the caption Capital Resources.

Throughout the remainder of this discussion, share purchases refer only to those made from excess cash flow.

A discussion of each of Torchmark’s segments follows.

Life Insurance.    Life insurance is our largest insurance segment, with 2006 life premium representing 55% of total premium. Life underwriting income before other income and administrative expense represented 65% of the total in 2006. Additionally, investments supporting the reserves for life products result in the majority of excess investment income attributable to the investment segment.

Life insurance premium rose 4% to $1.52 billion in 2006 and 5% in 2005 to $1.47 billion. Life insurance products are marketed through several distribution channels. Premium by channel for each of the last three years is as follows.

LIFE INSURANCE

Premium by Distribution Method

(Dollar amounts in thousands)

	2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Direct Response	$457,159	30%	$424,037	29%	$387,006	28%
American Income Exclusive Agency	409,188	27	380,365	26	349,686	25
Liberty National Exclusive Agency	300,933	20	302,747	21	303,965	22
Military Agency	203,218	13	199,319	13	186,555	13
Other Agencies	153,769	10	161,820	11	168,278	12

	$1,524,267	100%	$1,468,288	100%	$1,395,490	100%

We use four statistical measures as indicators of premium growth and sales over the near term: “annualized premium in force,” “annualized premium issued,” “net sales,” and “first-year collected premium.” Annualized premium in force is defined as the premium income that would be received over the following twelve months at any given date on all active policies if those policies remain in force throughout the twelve-month period. Annualized premium in force is an indicator of potential growth in premium revenue. Annualized premium issued (sold) is that amount of annualized premium in force added from new sales in a given period, and is an indicator of the acceleration of premium growth. Net sales is annualized premium issued, net of cancellations in the first thirty days after issue, except in the case of Direct Response where net sales is annualized premium issued at the time the first full premium is paid after any introductory offer period has expired. We believe that net sales is a superior indicator of the rate of premium growth relative to annualized premium issued. First-year collected premium is defined as the premium collected during the reporting period for all policies in their first policy year. First-year collected premium takes lapses into account in the first year when lapses are more likely to occur, and thus is a useful indicator of how much new premium is expected to be added to premium income in the future. Annualized life premium in force was $1.62 billion at December 31, 2006, an increase of 2% over $1.58 billion a year earlier. Annualized life premium in force was $1.52 billion at December 31, 2004.

The following table shows net sales information for each of the last three years by distribution method.

LIFE INSURANCE

Net Sales by Distribution Method

(Dollar amounts in thousands)

	2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Direct Response	$115,031	43%	$112,240	41%	$110,617	38%
American Income Exclusive Agency	86,369	33	84,270	31	87,855	30
Liberty National Exclusive Agency	41,369	16	47,088	17	49,145	17
Military Agency	12,005	4	17,571	6	27,879	9
Other Agencies	10,723	4	13,797	5	18,157	6

	$265,497	100%	$274,966	100%	$293,653	100%

The table below discloses first-year collected life premium by distribution channel.

LIFE INSURANCE

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Direct Response	$77,385	37%	$76,746	35%	$74,220	31%
American Income Exclusive Agency	72,072	35	73,490	33	76,777	33
Liberty National Exclusive Agency	34,342	16	35,993	16	39,724	17
Military Agency	14,129	7	21,821	10	27,426	12
Other Agencies	11,140	5	13,883	6	17,474	7

	$209,068	100%	$221,933	100%	$235,621	100%

Direct Response is our leading writer of life insurance. Marketing is conducted through direct mail, but also through co-op mailings, television and consumer magazine advertising, and direct mail solicitations endorsed by groups, unions and associations. This distribution channel markets a line of life products primarily to juveniles, their parents, and other adults over age 50. The Direct Response operation accounted for 30% of our life insurance premium during 2006, the largest of any distribution group. Direct Response’s share of total life premium has risen steadily in each of the last three years. Life premium for this channel rose 8% in 2006 and 10% in 2005.

This group’s focus is on its juvenile life product. Not only is the juvenile market an important source of sales, but it also is a vehicle to reach the parents and grandparents of the juvenile insureds. Parents and grandparents of juvenile policyholders are more likely to respond favorably to a solicitation by Direct Response for life coverage on themselves than is the general adult population. Also, both the juveniles and their parents are low-acquisition cost targets for sales of additional coverage over time. We expect that sales to the juvenile market and their parents will continue as one of this group’s premier markets. We believe that the Direct Response Unit is the largest U.S. writer of juvenile direct mail life insurance.

In January, 2007, we acquired Direct Marketing and Advertising Distributors, Inc. (DMAD), an advertising and publication company which has supplied insert media and marketing services to our Direct Response operation for the past fifteen years. We believe the acquisition should provide Direct Response with significant cost savings and potential increases in solicitation volume.

Direct Response net sales rose 2% in 2006 to $115 million and 1% in 2005 to $112 million. First-year collected premium grew 1% in 2006 to $77 million and rose 3% to $77 million in 2005. We believe that the DMAD purchase will favorably impact Direct Response sales going forward.

The American Income Exclusive Agency focuses on members of labor unions, credit unions, and other associations for its life insurance sales. It is a high profit margin business characterized by lower policy obligation ratios. Life premium for this agency rose 8% to $409 million in 2006, after having increased 9% in 2005. Net sales increased 2% in 2006 to $86 million from $84 million in 2005. Net sales declined 4% in 2005. First-year collected premium declined 2% in 2006 to $72 million, after having decreased 4% in 2005. As in the case of all of Torchmark’s agency distribution systems, continued increases in product sales are largely dependent on increases in agent count. Growth in the agent count has contributed to the improvements in sales in this agency. Net sales, a lead indicator of new sales, rose after two years of declines. Additionally, the decline in first-year collected premium was reduced in 2006. The American Income agent count was 2,353 at December 31, 2006 compared with 2,027 a year earlier, an increase of 16%. The agent count declined 3% in 2005 from 2,090 at year end 2004. This agency continues to recruit new agents focusing on an incentive program to reward growth in both the recruiting of new agents and in the production of new business. Additionally, our systematic, centralized internet recruiting program has enhanced the recruiting of new agents.

The Liberty National Exclusive Agency distribution system markets its life products to primarily middle-income customers in Southeastern states, but has recently expanded into several other states. Liberty’s life premium declined slightly in both 2006 and 2005 compared with the respective prior year. Liberty’s life premium sales, in terms of net sales, were $41 million in 2006, representing a decrease of 12% in 2006 after having decreased 4% in 2005. First-year collected premium declined 5% in 2006 to $34 million. First-year collected premium declined 9% in 2005.

Growth in the Liberty Agency’s sales and premium volume are highly dependent on building the size of its agency force. Liberty had 1,381 producing agents at year end 2006, compared with 1,781 at year end 2005, a decline of 22%. This decline was the primary factor in 2006 sales declines. While the agent count in this agency rose 9% in 2005, it fell 15% in 2004. In 2006, the Liberty National Agency began the reorganization of its marketing leadership and restructured its agent compensation system to provide greater reward to productive agents and to establish production minimums for agents. These changes led to terminations and resignations during 2006 of agents not meeting these production minimums. However, management believes that these changes will result in a more productive agency over the long term. Management also believes these changes will result in margin improvements. Also, Liberty has implemented initiatives similar to those of American Income to recruit new agents, primarily through the use of the internet. As these agents become more seasoned, they should become more productive. The continued recruiting of new agents and the retention of productive agents are critical to growing the sales in controlled agency distribution systems. Increased sales from a larger and more productive agency force should lead to increased premium growth.

Our Military Agency consists of a nationwide independent agency whose sales force is comprised primarily of former military officers who have historically sold primarily to commissioned and noncommissioned military officers and their families. This business consists of whole-life products with term insurance riders and is characterized by low lapse rates. In 2006, life premium was $203 million or 13% of Torchmark’s total life premium. Premium increased 2% in 2006 from $199 million. Premium rose 7% in 2005. This agency has broadened its portfolio to provide a much more comprehensive selection of other products (non-Torchmark). It has reduced commission rates on non-Torchmark investment products and, as a result, lost 30% of the producing agents appointed with Torchmark in 2005 and lost an additional 24% of agents in 2006. While this agency recently broadened its target market to include non-military customers, sales in this agency have fallen sharply. Military Agency net sales declined 32% in 2006 to $12 million after having declined 37% in 2005 to $18 million. First-year collected premium declined 35% in 2006 to $14 million after a 2005 decline of 20%. Margins in the Military group improved in 2006 as a result of the decline in mortality. In 2005 and 2004, margins were negatively affected by hostilities in the Middle East, resulting in higher than expected benefits paid of $3.9 million in 2005 and $4.0 million in 2004. Benefits paid for these hostilities in 2006 were $2.5 million.

We also offer life insurance through Other Agencies consisting of the United Investors Agency, the United American Independent and Branch Office Agencies, and other small miscellaneous sales agencies. The United Investors Agency is comprised of several independent agencies that concentrate on annuity business. United Investors represents approximately 5% of Torchmark’s life premium income. The United American Independent and Branch Office Agencies combined represented approximately 4% of Torchmark’s total life premium. Life premium income and sales for these two agencies has declined for the past three years because they focus on health insurance, with life sales being incidental.

LIFE INSURANCE

Summary of Results

(Dollar amounts in thousands)

	2006		2005		2004
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium and policy charges	$1,524,267	100%	$1,468,288	100%	$1,395,490	100%

Policy obligations	1,005,771	66	966,093	66	919,775	66
Required interest on reserves	(364,313)	(24)	(342,305)	(23)	(318,886)	(23)

Net policy obligations	641,458	42	623,788	43	600,889	43
Commissions and premium taxes	76,859	5	76,278	5	73,006	5
Amortization of acquisition costs	408,506	27	386,574	26	369,418	27

Total expense	1,126,823	74	1,086,640	74	1,043,313	75

Insurance underwriting margin before other income and administrative expenses	$397,444	26%	$381,648	26%	$352,177	25%

Gross margins, as indicated by insurance underwriting margin before other income and administrative expense, rose 4% in 2006 to $397 million after rising 8% in 2005 and 9% in 2004. As a percentage of life insurance premium, gross margins have increased slightly each year. Improvements in life margins have resulted from several factors. The previously-mentioned changes in Liberty’s agent compensation system has contributed to increases in Liberty’s margins, as this system has reduced acquisition costs at Liberty. Additionally, the proportion of American Income premium to total premium has grown each year, and that has caused life margins to increase because that agency’s margins are Torchmark’s highest, well exceeding 30% in 2006. Mortality improvement in the Military Agency noted above was also a major factor.

Health Insurance.    Health products sold by Torchmark insurance companies consist of supplemental plans that include limited benefit hospital/surgical plans, cancer, and accident plans sold to people under age 65. We also sell Medicare Supplements to enrollees in the federal Medicare program, as well as providing coverage under the Medicare Part D prescription drug program after January 1, 2006. Because Medicare Part D is a significant new health product and there is no comparative prior year data, Medicare Part D business will be shown as a separate health component and will be discussed separately in the analysis of the health segment. Health premium represented 44% of Torchmark’s total premium income in 2006. Excluding Part D premium, health premium represented 40% in 2006, compared with 40% in 2005 and 42% in 2004. Health underwriting margin accounted for 31% of the total in both 2006 and 2005, excluding Part D in 2006, compared with 32% in 2004. These declines in the health percentages are indicative of the growth in the premium and profitability of our life segment in relation to our health segment. The following table indicates health insurance premium income by distribution channel for each of the last three years.

HEALTH INSURANCE

Premium by Distribution Method

(Dollar amounts in thousands)

	2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$102,163		$98,023		$96,904
Medicare Supplement	316,527		343,650		371,415

	418,690	41%	441,673	43%	468,319	45%
United American Branch Office Agency
Limited-benefit plans	153,944		94,731		71,069
Medicare Supplement	200,591		228,036		251,210

	354,535	35	322,767	32	322,279	31
Liberty National Exclusive Agency
Limited-benefit plans	144,925		148,894		163,833
Medicare Supplement	99		126		148

	145,024	14	149,020	15	163,981	15
American Income Exclusive Agency
Limited-benefit plans	65,588		61,797		57,494
Medicare Supplement	1,587		1,826		2,025

	67,175	6	63,623	6	59,519	6
Direct Response
Limited-benefit plans	572		638		691
Medicare Supplement	39,154		37,136		33,877

	39,726	4	37,774	4	34,568	3
Total Premium (Before Part D)
Limited-benefit plans	467,192	46	404,083	40	389,991	37
Medicare Supplement	557,958	54	610,774	60	658,675	63

Total Premium (Before Part D)	1,025,150	100%	1,014,857	100%	1,048,666	100%

Medicare Part D	212,382		-0-		-0-

Total Health Premium	$1,237,532		$1,014,857		$1,048,666

We market supplemental health insurance products through a number of distribution channels with the two United American agencies being our market leaders. Over the past several years, we have placed greater emphasis on the sale of limited-benefit health insurance products rather than Medicare Supplement insurance as customer demand for the limited benefit hospital/surgical plans has increased and price competition and lesser demand for Medicare Supplements has dampened sales of that product. While Medicare Supplement still remains our largest health product in terms of premium income, the premium from other limited-benefit health products have been growing rapidly. As shown in the chart above, Medicare Supplement premium represented 54% of total health premium (excluding Part D) in 2006, but has declined steadily as a percentage of total health premium in each successive year. Accordingly, limited-benefit health products have increased as a percentage of total health premium before Part D each year during the same period.

The following table presents net sales by distribution method for the last three years.

HEALTH INSURANCE

Net Sales by Distribution Method

(Dollar amounts in thousands)

	2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$38,651		$42,753		$60,910
Medicare Supplement	16,278		15,813		24,611

	54,929	23%	58,566	32%	85,521	43%
United American Branch Office Agency
Limited-benefit plans	146,711		78,137		61,881
Medicare Supplement	12,765		17,953		20,836

	159,476	65	96,090	52	82,717	41
Liberty National Exclusive Agency
Limited-benefit plans	11,588		13,218		12,426
Medicare Supplement	216		330		430

	11,804	5	13,548	7	12,856	7
American Income Exclusive Agency
Limited-benefit plans	11,685		11,347		12,072
Medicare Supplement	-0-		-0-		-0-

	11,685	5	11,347	6	12,072	6
Direct Response
Limited-benefit plans	623		738		1
Medicare Supplement	4,721		5,232		6,747

	5,344	2	5,970	3	6,748	3
Total Net Sales (Before Part D)
Limited-benefit plans	209,258	86	146,193	79	147,290	74
Medicare Supplement	33,980	14	39,328	21	52,624	26

Total Net Sales (Before Part D)	243,238	100%	185,521	100%	199,914	100%

Medicare Part D	278,023		-0-		-0-

Total Health Net Sales	$521,261		$185,521		$199,914

The following table discloses first-year collected health premium by distribution method.

HEALTH INSURANCE

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$31,817		$34,498		$44,168
Medicare Supplement	15,084		16,834		24,748

	46,901	26%	51,332	35%	68,916	42%
United American Branch Office Agency
Limited-benefit plans	92,791		49,887		43,330
Medicare Supplement	14,131		17,129		21,309

	106,922	59	67,016	45	64,639	39
Liberty National Exclusive Agency
Limited-benefit plans	9,756		9,547		9,365
Medicare Supplement	248		332		419

	10,004	5	9,879	7	9,784	6
American Income Exclusive Agency
Limited-benefit plans	12,716		12,804		12,781
Medicare Supplement	-0-		-0-		-0-

	12,716	7	12,804	9	12,781	8
Direct Response
Limited-benefit plans	697		136		-0-
Medicare Supplement	4,397		5,714		8,862

	5,094	3	5,850	4	8,862	5
Total First-Year Collected Premium (Before Part D)
Limited-benefit plans	147,777	81	106,872	73	109,644	66
Medicare Supplement	33,860	19	40,009	27	55,338	34

Total (Before Part D)	181,637	100%	146,881	100%	164,982	100%

Medicare Part D	212,382		-0-		-0-

Total First-Year Collected Premium	$394,019		$146,881		$164,982

The United American Branch Office and Independent Agencies.    As discussed above, the two United American Agencies have emphasized sales of individual supplemental limited-benefit health plans known generally as hospital/surgical plans for which demand has increased in recent years. These plans generally provide a per diem payment for each hospital inpatient day confined, a fixed-amount surgical schedule, out patient coverage, and other miscellaneous hospital-related charges. They also contain caps on total per-illness benefits. Consumer interest in these products has increased as a result of growing unavailability or lack of affordability of individual major-medical plans and decreased coverage offered by employers. Minimum regulatory loss ratios on these limited-benefit plans are generally lower than those of Medicare Supplement; however, the Medicare Supplement product has historically had slightly higher persistency rates, resulting in both products having approximately the same underwriting margin as a percentage of premium. Both of the United American agencies offer these limited-benefit plans.

The United American Branch Office is an exclusive agency, meaning the agents in its 125 offices nationwide sell only for us. In recent years, this agency has been successful in building sales of limited-benefit plans to replace the decline in Medicare Supplement sales. Net sales of limited-benefit plans in 2006 were $147 million, an 88% increase. Net sales in 2005 were $78 million, a 26% increase over 2004.

As a result, total health sales at the UA Branch Office were $159 million, a 66% increase over 2005, including the decline in Medicare Supplement sales. Premium from limited-benefit plans at the UA Branch Office increased by 63% to $154 million in 2006 compared with 2005, and total health premium grew 10% to $355 million, after taking the decline in the Medicare Supplement in force block into account. Premium in 2004 and 2005 remained relatively unchanged at $323 million. At year end 2006, the UA Branch office had 3,015 producing agents compared with 2,166 at year end 2005, a 39% increase. This agency had 1,677 agents at year end 2004. As is the case with all of our captive agencies, growing the agency size translates into increased sales and premium growth.

The United American Independent Agency is composed of independent agencies appointed with Torchmark whose size range from very large, multi-state organizations down to one-person offices. All of these agents generally sell for a number of insurance companies, of which 3,491 were active producing agents for Torchmark at December 31, 2006. Health premium for the UA Independent Agency declined 5% to $419 million in 2006, after declining 6% in 2005. The declines in premium are due to the decreases in Medicare Supplement premium. This block of business continues to decline as sales have not compensated for lapses. This agency’s contribution to Torchmark’s total health sales and premium has declined in each of the past three years. However, limited-benefit premium has risen each year in this agency and was 24% of agency premium in 2006, compared with 22% in 2005 and 21% in 2004. Even though net sales of limited-benefit products declined in each of the last three years, each year’s new sales have added to premium in force, resulting in the increases in limited-benefit premium. In the recent past, most of this agency’s health sales came from one large independent agency. In 2005, that leading agency’s recruiting and training program experienced a disruption that resulted in a decline in producing agents. The disruption resulted in a 32% drop in 2005 net sales. Sales from this agency did not recover in 2006.

Liberty National Exclusive Agency, predominately a life insurance distribution channel, is the third largest writer of Torchmark health business based on premium collected. Cancer supplemental plans are the type of limited-benefit health products primarily produced by this agency. Liberty is our only distribution channel for which cancer insurance is its primary health product. Liberty’s health premium declined 3% in 2006 to $145 million after a 9% drop in 2005. The declines in both years were the result of the settlement of a class-action lawsuit in early 2005 concerning a closed block of cancer business over the timing and size of the premium rate increases on this block. This block represented approximately half of Liberty’s cancer business in 2005 and approximately 37% at year end 2006. Prior to 2005, significant rate increases to offset deteriorating margins on this block were a continuing factor causing growth in health premium, but increasing claims continued to reduce underwriting margins. The settlement provided for claims incurred after the effective date of the settlement in March 2005 to be paid on an actual incurred basis, rather than a billed basis, which reduced benefits paid going forward. The settlement further required Liberty to reduce premiums and to maintain an 85% claims loss ratio over the remaining life of the business. Prior to the settlement, Liberty had a claims loss ratio above 100% on this block.

Net health sales in the Liberty agency for 2006 declined 13% to $12 million, compared with 2005 net health sales of $14 million. Net health sales were $13 million in 2004. The declines in agent counts discussed above are the major cause of these fluctuations, as well as increased emphasis on selling the higher-margin life products.

American Income Exclusive Agency, also predominately a life insurance distribution channel, is our fourth largest health insurance distributor based on 2006 premium collected. Its health plans are comprised of various limited-benefit plans for which almost two thirds of the agency’s 2006 health premium was from accident policies. Sales of the health plans by this agency are generally made in conjunction with a life policy being sold to the same customer.

Health premium at this agency for 2006 increased 6% to $67 million, while 2005 premium of $64 million increased 7% over 2004. Net health sales of $12 million in 2006 rose 3% over 2005 sales, but 2005 net sales declined 6%. Net health sales comprised only 12% of the American Income Agency’s total net sales in 2006.

Direct Response, primarily a life operation, also offers health insurance, which is predominantly Medicare Supplements sold directly to employer or union sponsored groups. In 2006, net health sales were $5 million, comprising only 4% of Direct Response’s total life and health net sales. These net sales declined 10% in 2006. Net health sales declined 12% in 2005 to $6 million. Health premium in 2006 for this group rose 5% to $40 million. Health premium in 2005 was $38 million, a 9% increase compared with $35 million in 2004.

Medicare Part D.      In 2005, United American contracted with Centers for Medicare and Medicaid Services (CMS) to be an insurer under the government’s new Medicare Part D stand-alone prescription drug plan for Medicare beneficiaries. Unlike the traditional Medicare program for hospital and doctor services, where CMS is the primary insurer and private Medicare Supplement insurers like United American are secondary insurers, insurers participating in Part D are the primary insurers for plans regulated and funded in part by CMS. The program generally calls for CMS to pay approximately two thirds of the premium with the insured Medicare beneficiary paying one third of the premium. Total Medicare Part D premium was $212 million in 2006. At November, 2006, United American still had 190 thousand enrollees in the 2006 Part D plan. For the 2007 plan, we enrolled an additional 17 thousand, but 25 thousand of the 2006 enrollees left our plan. Enrollment for 2007 coverage ended December 31, 2006. Our Medicare Part D product is sold primarily through the Direct Response operation, but is also sold by the two UA agencies.

We believe that the Medicare Part D program is an excellent addition to our health product offerings because of our experience with the senior-age market and with Medicare Supplements, the government assurances with regard to the risk-sharing agreements for participating insurers, the incremental income added to our health insurance margins, and the renewal of the business every year. Our experience with service to the senior-age market and use of our Direct Response marketing system required little new investment to enter this business. As previously mentioned, we view the Medicare Part D product separately from our other health products because of its significance and because there are no prior year comparisons.

We do not expect significant growth in the Part D product in the near future, as most Medicare beneficiaries enrolled in a plan in 2006. Additionally, as with any government-sponsored program, the possibility of regulatory changes could change the outlook for this market.

The following tables present underwriting margin data for health insurance for each of the last three years.

HEALTH INSURANCE

Summary of Results

(Dollar amounts in thousands)

	2006
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium	$1,025,150	100%	$212,382	100%	$1,237,532	100%

Policy obligations	670,560	65	163,457	77	834,017	67
Required interest on reserves	(24,662)	(2)	-0-	-0-	(24,662)	(2)

Net policy obligations	645,898	63	163,457	77	809,355	65

Commissions and premium taxes	71,040	7	16,990	8	88,030	7
Amortization of acquisition costs	127,081	12	6,372	3	133,453	11

Total expense	844,019	82	186,819	88	1,030,838	83

Insurance underwriting income before other income and administrative expenses	$181,131	18%	$25,563	12%	$206,694	17%

	2005
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium	$1,014,857	100%			$1,014,857	100%

Policy obligations	668,205	66			668,205	66
Required interest on reserves	(20,879)	(2)			(20,879)	(2)

Net policy obligations	647,326	64			647,326	64

Commissions and premium taxes	74,484	7			74,484	7
Amortization of acquisition costs	115,868	12			115,868	12

Total expense	837,678	83			837,678	83

Insurance underwriting income before other income and administrative expenses	$177,179	17%			$177,179	17%

	2004
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium	$1,048,666	100%			$1,048,666	100%

Policy obligations	697,645	67			697,645	67
Required interest on reserves	(19,502)	(2)			(19,502)	(2)

Net policy obligations	678,143	65			678,143	65

Commissions and premium taxes	78,513	7			78,513	7
Amortization of acquisition costs	117,428	11			117,428	11

Total expense	874,084	83			874,084	83

Insurance underwriting income before other income and administrative expenses	$174,582	17%			$174,582	17%

*	Health other than Medicare Part D.

Torchmark’s health insurance underwriting margin excluding Part D before other income and administrative expense increased 2% in 2006 from $177 million to $181 million. In 2005, margin rose 1% even though there was a 3% decline in premium. As a percentage of premium, underwriting margin increased from 17.5% in 2005 to 17.7% in 2006, after having risen from 16.6% in 2004. These increases were largely the result of the reduced loss ratios in the previously-mentioned closed block of cancer business at Liberty and improvements in American Income’s loss ratios, especially in 2006. Liberty’s health margins increased $7 million or 36% in 2005, or 17% of health premium. They rose another $3 million to $29 million in 2006, representing 20% of premium. American Income’s margins rose $3 million to $24 million in 2006, 36% of premium.

Annuities.    Fixed and variable annuity products are sold on a limited basis by our subsidiaries. Annuities represented 1% of Torchmark’s 2006 premium revenue and less than 2% of insurance underwriting margin. We no longer emphasize this segment.

ANNUITIES

Summary of Results

(Dollar amounts in thousands)

	2006	2005	2004
Policy charges	$22,914	$24,929	$27,744

Policy obligations	23,743	26,888	28,248
Required interest on reserves	(28,318)	(30,092)	(31,740)

Net policy obligations	(4,575)	(3,204)	(3,492)

Commissions and premium taxes	88	49	61
Amortization of acquisition costs	15,486	15,504	17,211

Total expense	10,999	12,349	13,780

Insurance underwriting margin before other income and administrative expenses	$11,915	$12,580	$13,964

Annuities generate earnings from periodic policy fees and charges based on the average account balances, reduced by net policy obligations and acquisition costs. For fixed annuities, net required interest on reserves is the required interest credited to the accounts and is offset by investment income.

For all three periods shown in the chart above, account balances declined, which resulted in reductions in policy fees and charges. Policy obligations also declined in each period. As a result, insurance underwriting margin for annuities (before other income and administrative expenses) declined in each period and was $11.9 million in 2006. As a percentage of policy charges, margins improved each year over the prior year. Margins in 2006 were benefited by a decline in guaranteed minimum policy benefits to $.7 million from $2.3 million in 2005, as a result of an increase in equity markets in 2006. Equity markets were somewhat stable in 2005. In all three periods, investment income earned exceeded required interest credited to fixed accounts. A significant portion of annuity profitability is derived from the spread of investment income exceeding contractual interest requirements. This spread results in negative net policy obligations.

Administrative expenses.    Operating expenses are included in the Other and Corporate Segments and are classified into two categories: insurance administrative expenses and expenses of the parent company. The following table is an analysis of operating expenses for the three years ended December 31, 2006. Included in the table is a reconciliation of operating expenses per the segment analysis to “Other operating expenses” per the Consolidated Statements of Operations.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	2006		2005		2004
	Amount	% of Prem.	Amount	% of Prem.	Amount	% of Prem.
Insurance administrative expenses:
Salaries	$66,031	2.4%	$64,339	2.6%	$61,251	2.5%
Other employee costs	31,300	1.1	27,953	1.1	26,328	1.0
Other administrative expense	45,951	1.7	41,878	1.7	42,335	1.7
Legal expense	6,634	0.2	13,511	0.5	11,706	0.5
Medicare Part D direct administrative expense	5,415	0.2	-0-	-0-	-0-	-0-

Total insurance administrative expenses	155,331	5.6%	147,681	5.9%	141,620	5.7%

Parent company expense	7,862		9,660		9,575
Stock compensation expense	6,575		-0-		-0-

Total operating expenses, per segment analysis	169,768		157,341		151,195

Expenses related to settlement of prior period litigation	-0-		14,950		-0-
Option term extension expense for retiring executive	-0-		568		-0-

Total operating expenses, per Consolidated Statements of Operations	$169,768		$172,859		$151,195

Insurance administrative expenses:
Increase over prior year	5.2%		4.3%		7.8%

Total operating expenses:
Increase over prior year	7.9		4.1		6.8
Expense as percentage of revenue*	5.0		5.0		4.9

*	Revenues include realized investment losses of $10.8 million in 2006. They also include realized gains of $.3 million in 2005 and $22.2 million in 2004. Additionally, revenues in 2006 include two litigation settlements in the combined amount of $11.4 million and revenues in 2005 include a litigation settlement of $13.5 million, all of which are nonoperating items concerning issues arising in prior years. Because realized gains and losses and nonoperating items bear no relationship to core operations, we remove the effect of these items from revenue when evaluating expense ratios.

As noted in the Summary of Operations in this discussion, we do not consider the costs of settling certain significant litigation in 2005 applicable to prior periods to be related to current insurance operations. Also, as stated in Note 13—Business Segments in the Notes to Consolidated Financial Statements, management views stock compensation expense as a corporate expense, and therefore treats it as a Parent Company expense.

Insurance administrative expenses as a percentage of premium declined to 5.6% in 2006 from 5.9% in 2005, after having increased from 5.7% in 2004. The decline in the 2006 ratio occurred even after including $5 million of Medicare Part D direct administrative expense for the first time in 2006. Decreased legal costs were a primary factor, as several ongoing issues were resolved in 2005 and 2006. The 2005 increase was primarily due to a $1.3 million payroll tax charge related to the option exercise and restoration program incurred in 2005, which program is discussed under the caption Capital Resources in this report.

Investments.    Excess Investment Income. The following table summarizes Torchmark’s investment income and excess investment income.

Analysis of Excess Investment Income

(Dollar amounts in thousands except for per share data)

	2006	2005	2004
Net investment income	$628,746	$603,068	$577,035
Reclassification of interest amount due to deconsolidation*	(454)	(360)	(360)

Adjusted investment income (per segment analysis)	628,292	602,708	576,675
Interest credited to net insurance policy liabilities:
Interest on reserves	(417,293)	(393,276)	(370,128)
Interest on deferred acquisition costs	179,955	167,987	156,808

Net required	(237,338)	(225,289)	(213,320)
Financing costs	(72,191)	(53,181)	(32,812)

Excess investment income	$318,763	$324,238	$330,543

Excess investment income per diluted share	$3.15	$3.07	$2.95

Mean invested assets (at amortized cost)	$9,324,024	$8,810,584	$8,352,674
Average net insurance policy liabilities	4,496,561	4,303,655	4,078,150
Average debt and preferred securities (at amortized cost)	1,005,561	892,971	859,032

*	Deconsolidation of trusts liable for Trust Preferred Securities required by accounting rule FIN46R. See—Note 10—Debt in the Notes to Consolidated Financial Statements.

The investment segment is responsible for the management of capital resources including investments, debt and cash flow. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note 13—Business Segments in the Notes to the Consolidated Financial Statements. It is defined as net investment income less both the interest credited to net policy liabilities and the interest cost associated with capital funding or “financing costs.” We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing its share repurchase program in 1986, we have used $3.1 billion of cash flow to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

Excess investment income declined 2% in 2006 to $319 million from $324 million in 2005. It also declined 2% in 2005 but rose 4% in 2004. On a per diluted share basis, 2006 excess investment income rose 3% to $3.15, however. Per share excess investment income increased 4% in 2005 and 7% in 2004. Growth in excess investment income is impacted by increases in investment income due to the growth in the portfolio and changes in rates available in financial markets. It is also affected by crediting rates on policy liabilities and changes in our borrowing costs. Additionally, share purchases in recent periods have caused excess investment income per share to grow faster than excess investment income.

The largest component of excess investment income is net investment income, which rose 4% to $628 million in 2006. It rose 5% to $603 million in 2005 from $577 million in 2004. As presented in the following chart, the growth in net investment income in both periods was not as great as the growth in mean invested assets.

	2006	2005	2004
Growth in net investment income	4.2%	4.5%	4.3%
Growth in mean invested assets (at amortized cost)	5.8	5.5	6.4

The lower growth in income is reflective of new investments made each year at long-term yields lower than the portfolio’s average yield, resulting from the lower rates available in financial markets in recent years. Also contributing to the lower growth in yields in recent years were calls on fixed maturity securities in the portfolio, as the yield on the reinvestment of the proceeds was below that of the called securities. Given the sizeable annual cash flow from our operations, we expect mean invested assets to continue to grow, but as long as rates available for new investments do not exceed our portfolio yield, the rate of growth of investment income will be under pressure. More detailed information about investment acquisitions follows under this caption.

Excess investment income is reduced by interest credited to net insurance policy liabilities and the interest paid on corporate debt. Information about interest credited to policy liabilities is shown in the following table.

Interest Credited to Net Insurance Policy Liabilities

(Dollar amounts in millions)

	Interest Credited	Average Net Insurance Policy Liabilities	Average Crediting Rate
2006
Life and Health	$206.3	$3,857.8	5.35%
Annuity	31.0	638.8	4.85

Total	237.3	4,496.6	5.28
Increase in 2006	5%	4%
2005
Life and Health	$193.0	$3,635.4	5.31%
Annuity	32.3	668.3	4.84

Total	225.3	4,303.7	5.23
Increase in 2005	6%	6%
2004
Life and Health	$180.3	$3,429.1	5.26%
Annuity	33.0	649.1	5.09

Total	213.3	4,078.2	5.23
Increase in 2004	4%	8%

Excess investment income was positively affected by reduced crediting rates on certain policy liabilities in 2004. Accordingly, the growth in interest credited to policy liabilities was not as great as the growth in the liabilities, as we were able to respond to the low-interest environment with reduced crediting rates on fixed annuities and certain life products. While annuity crediting rates were reduced in 2005, we were not able to further reduce life and health crediting rates in 2005 nor any crediting rates in 2006. For more information on life and health crediting rates, please refer to Note 5—Future Policy Benefit Reserves in the Notes to Consolidated Financial Statements.

Excess investment income is also impacted by financing costs. Financing costs for the investment segment primarily consist of interest on our various debt instruments and are deducted from excess investment income. The table below reconciles interest expense per the Consolidated Statements of Operations to financing costs.

Reconciliation of Interest Expense to Financing Costs

(Amounts in thousands)

	2006	2005	2004
Interest expense per Consolidated Statements of Operations	$73,136	$60,934	$56,491
Reclassification of interest due to deconsolidation(1)	(454)	(360)	(360)
Benefit from interest-rate swaps(2)	(491)	(7,393)	(23,319)

Financing costs	$72,191	$53,181	$32,812

(1)	See Principals of Consolidation in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements. for an explanation of deconsolidation.
(2)	Included in the Consolidated Statements of Operations as a realized investment gain under the caption “Realized investment gains (losses)”. See Derivatives in Note 1.

The table below presents the components of financing costs.

Analysis of Financing Costs

(Amounts in thousands)

	2006	2005	2004
Interest on funded debt	$63,585	$52,322	$52,287
Interest on short-term debt	9,487	8,532	4,081
Other	64	80	123
Reclassification of interest due to deconsolidation	(454)	(360)	(360)

Subtotal of interest expense	72,682	60,574	56,131
Benefit from interest-rate swaps	(491)	(7,393)	(23,319)

Financing costs	$72,191	$53,181	$32,812

Financing costs increased 36% or $19 million in 2006. They rose 62% or $20 million in 2005. The increases in financing costs were caused by increased short-term rates in financial markets which impacted us in several ways. Most notable was the effect that rising short rates had on our interest rate swaps, which we originally entered into to exchange our fixed-interest commitments for floating-rate commitments. In the low-interest environment experienced in the past several years, these swaps provided us with a considerable spread between our actual interest cost and what our fixed interest cost would have been. In late 2004, a profitable ten-year swap expired. We earned $9.8 million in 2004 from this swap, one major factor in the 2005 increase in financing costs. In 2004, short-term rates began to rise for the next two years, resulting in significant declines in the benefit of all of our other swaps. Because of the possibility that continued rising short-term rates could cause our spreads to become negative, we disposed of all swap instruments as of the second quarter of 2006. Nevertheless, the reductions in positive spreads on settlements from all swaps caused financing costs to increase $7 million in 2006 and $16 million in 2005 over the prior periods. As a result of the dispositions of the swaps, our only exposure to variable rates at December 31, 2006 was our commercial paper borrowing program, of which $170 million was outstanding.

In addition to their impact on our swaps, rising short-term rates were also the primary factor in increased interest on our commercial paper borrowings, $1 million in 2006 and $4 million in 2005. Another major factor in the increase in financing costs in 2006 was the refinancing of two funded debt issues. Our 6¼% Senior Notes ($180 million principal amount) matured in the fourth quarter of 2006. Our 7 3/4%

Trust Preferred Securities ($150 million redemption value) became callable also in the fourth quarter of 2006 and we elected to call them. These repayments were essentially funded by the issuance of two new instruments in the second quarter of 2006, our 6 3/8% Senior Notes ($250 million principal amount) and our 7.1% Trust Preferred Securities ($120 million principal amount). Because the new issues were offered several months before the other securities were repaid, interest on funded debt increased $11 million. It should be noted, however, that we invested the proceeds of the new offerings and the investment income from those proceeds offset the increased financing costs, having little impact on total excess investment income. More information concerning the debt offerings, repayments, and swaps is disclosed in Note 10—Debt in the Notes to the Consolidated Financial Statements.

Our primary investment goal is to maintain a positive spread between the yield on investments and the yield on our interest-bearing policy liabilities and debt. It is this positive spread that results in excess investment income. At the same time, we seek investments predominately in publicly-traded investment-grade corporate fixed income securities. In periods of lower long-term rates, achieving our goal becomes more challenging.

When yields available on high-quality long-term (over 20 years) securities are sufficient to meet our yield and spread objectives, we generally prefer to invest in longer-term securities, which also more closely match the long-term nature of our policy liabilities. However, we do not want to invest for long durations at rates less than our minimum yield target. Therefore, during periods when we cannot obtain our minimum target yield, we will invest shorter-term. At year end 2006, our current minimum target yield was about 6.5%. In the last several years of a lower interest-rate environment, there have been periods when yields on acceptable securities have been below our minimum target yield and we have invested shorter term. These periods have also been characterized by a flat or inverted yield curve with short-term rates about the same as long-term rates. In these periods, we could obtain yields that were equivalent to long rates without the greater credit risks of long-term securities. We were also provided with an earlier opportunity to reinvest the proceeds at higher rates at maturity.

Prior to early 2005, we addressed the new lower-interest rate environment by lengthening the maturities of new investment purchases to maximize the yield. At that time there was still a significant spread of long-term yields over short-term, even though yields on new long-term investments began to decline. However, short-term rates began to rise in late 2004 and continued to do so throughout 2005 and early into 2006 without a significant change in long-term rates, resulting in a flattened yield curve. At that time we implemented our alternative strategy to invest shorter-term when the available long-term yield fell below our minimum target yield, as described above. In mid-2006, long-term rates rose slightly, allowing us to invest at or above our minimum target yield while buying long-term securities.

The lower long-term yields accompanied by higher short-term yields experienced during the past two years have had a considerable restricting effect on excess investment income, causing it to decline in each of the past two years from the prior year. However, in the event of an increase in long-term rates, excess investment income will benefit as new acquisitions can be made at higher yields. Even though short-term rates could rise along with long-term rates, higher long-term rates would be to Torchmark’s advantage because the amount of cash invested annually significantly exceeds the amount of our floating rate debt, and would result in greater investment income net of financing costs under most yield curve scenarios.

Acquisitions.    The chart below presents selected information about Torchmark’s fixed-maturity acquisitions in the years 2004 through 2006. Investment-grade corporate securities include both bonds and trust-preferred securities (classified as redeemable preferred stocks) with a diversity of issuers and industry sectors. Both yield and average life calculations on new purchases of noncallable bonds are based on the maturity date. In the case of callable bonds, the average life is based on the call date or maturity date, whichever produces the lowest yield (“yield to worst”).

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the Year
	2006	2005	2004
Cost of acquisitions:
Investment-grade corporate securities	$1,179.2	$787.4	$1,202.9
Other investment-grade securities	105.0	110.4	3.3

Total fixed-maturity acquisitions	$1,284.2	$897.8	$1,206.2

Average yield	6.61%	5.81%	6.37%
Effective annual yield	6.72%	5.90%	6.47%
Average life (in years, to worst call)	20.9	15.3	23.4

We continue to invest exclusively in investment-grade fixed maturities. As previously discussed, we attempted to maximize yield on new investments in the low-interest environment in 2004 and early 2005 by lengthening maturities. Our strategy changed in mid-2005 through mid-2006 to invest in shorter maturities, and then changed back to longer maturities in the latter part of 2006. As a result, the average life of new fixed maturity acquisitions was 23.4 years in 2004, falling to 15.3 years in 2005, and then rising to 20.9 years in 2006. The effective annual yield on new investments fluctuated accordingly, at 6.47% in 2004, 5.90% in 2005, and 6.72% in 2006. We believe that because of the long-term, fixed-rate characteristics of our policy liabilities, even acquisitions with lives in excess of 20 years are appropriate for us when matching assets and liabilities.

New cash flow available to us for investment was affected by issuer calls as a result of the low-interest environment experienced during the past three years. Issuers are more likely to call bonds when rates are low because they can refinance them at a lower cost. Calls increase funds available for investment, but they negatively affect portfolio yield, as they cause us to replace higher-yielding bonds with those available at lower prevailing yields. Issuer calls were $229 million in 2006, $226 million in 2005, and $352 million in 2004.

As long as the yields on new fixed maturity acquisitions remain below the overall portfolio yield, the portfolio yield should slowly decline. Accordingly, the portfolio yield has continued to decline in each successive year. However, in 2006, the effective annual yield on new acquisitions did turn up after several years of declines, rising to 6.7%, and having somewhat of a stabilizing effect on the downward trend of the portfolio yield. As discussed above, because of the sizeable annual cash flow generated from operations, we believe Torchmark will be well positioned if and when investment interest rates rebound.

Portfolio Analysis.    Our emphasis has been on bond investments over alternative investments. Therefore, the relative percentage of Torchmark’s investments by type varies from industry norms. The following table presents a comparison of Torchmark’s components of invested assets at amortized cost as of December 31, 2006 with the latest industry data.

	Torchmark
	Amount (in millions)%		Industry %(1)
Bonds	$7,435	78.4	78.0
Preferred stock (redeemable and perpetual)	1,488	15.7	0.8
Common stocks	15	0.2	2.6
Mortgage loans	20	0.2	10.1
Real estate	8	0.1	0.5
Policy loans	329	3.5	3.8
Other invested assets	21	0.2	3.0
Short terms	157	1.7	1.2

	$9,473	100.0	100.0

(1)	Latest data available from the American Council of Life Insurance.

For an analysis of our fixed-maturity portfolio by component at December 31, 2006 and 2005, see Note 3—Investments in the Notes to Consolidated Financial Statements.

The distribution of expected repayments for fixed maturities at December 31 of the indicated year is as follows:

	2006	2005
Short terms and under 1 year	12%	8%
1-5 years	27	32
6-10 years	8	12
11-15 years	6	7
16-20 years	11	9
Over 20 years	36	32

	100%	100%

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At December 31, 2006	At December 31, 2005
Average effective annual yield	7.02%	7.09%
Average life (in years, to worst call)(1)	13.5	12.4
Average life (in years, to maturity)	16.5	15.3
Effective duration (in years, to worst call)(1,2)	7.4	7.0
Effective duration (in years, to maturity)(2)	8.6	8.2

(1)	Worst call is the call date producing the lowest yield.
(2)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

At the end of 2006 and 2005, the fixed-maturity portfolio had a gross unrealized gain of $319 million and $486 million, respectively. Gross unrealized losses on fixed maturities were $90 million at December 31, 2006, compared with $61 million a year earlier. Please see Note 3—Investments in the Notes to Consolidated Financial Statements for an analysis of unrealized investment losses.

Credit Risk Sensitivity. Credit risk is the level of certainty that a security’s issuer will maintain its ability to honor the terms of that security until maturity. In weak economic periods, the securities of industry sectors affected by the economic downturn suffer increased credit risk. As a result, securities in these weakened sectors could be downgraded by credit-rating agencies to below-investment grade status. Thus, the likelihood the issuers will honor their securities’ terms is reduced and the securities’ market values can be negatively impacted. As we continue to invest in corporate bonds with relatively long maturities, credit risk is a concern. We mitigate this ongoing risk, in part, by acquiring investment-grade bonds, and by investigating the financial fundamentals of each prospective issuer. We continue to monitor the status of issuers on an ongoing basis. At December 31, 2006, approximately 94% of invested assets at fair value were held in fixed-maturity securities. The major rating agencies considered 93% of this portfolio to be investment grade. The average quality rating of the portfolio is A-. The table below demonstrates the credit rankings of Torchmark’s fixed-maturity portfolio at fair value as of December 31, 2006.

Rating	Amounts (in millions)%
AAA	$621.1	7
AA	461.1	5
A	3,397.9	37
BBB	3,974.1	44
BB	491.2	5
B	155.6	2
Less than B	25.8	-0-
Not rated	-0-	-0-

	$9,126.8	100

Our current investment policy is to acquire only investment-grade obligations. Thus, any increases in below investment-grade issues are a result of ratings downgrades of existing holdings.

We additionally reduce credit risk by maintaining investments in a wide range of industry sectors. The following table presents the industry sectors that equaled or exceeded 2% of the corporate fixed-maturity portfolio at fair value at December 31, 2006.

Industry	%
Insurance carriers	22
Depository institutions	16
Electric, gas, sanitation services	11
Nondepository credit institutions (finance)	7
Communications	5
Chemicals & allied products	4
Media	3
Food & kindred products	3
Oil & gas extraction	2
Transportation equipment	2
Petroleum refining & related industries	2
Security & commodity brokers	2

Otherwise, no individual industry represented 2% or more of Torchmark’s corporate fixed maturities.

Market Risk Sensitivity.    The primary market risk to which Torchmark’s financial securities are exposed is interest rate risk, meaning the effect of changes in financial market interest rates on the current fair value of the company’s investment portfolio. Since the portfolio is comprised 94% of fixed-maturity investments, it is highly subject to market risk. Declines in market interest rates in recent years have generally resulted in the fair value of the investment portfolio exceeding the book value of the portfolio. However, we do not expect to realize these unrealized gains because it is generally our investment strategy to hold these investments to maturity. Our strategy would be the same should markets reverse and market rates increase placing the fixed-income portfolio in an unrealized loss position. The long-term nature of our insurance policy liabilities and strong cash-flow operating position substantially mitigate any future need to liquidate portions of the portfolio. The increase in the fair value of insurance liabilities and debt due to declines in market interest rates largely offset the impact of rates on the investment portfolio. However, in accordance with GAAP, these liabilities are not marked to market.

The following table illustrates the market risk sensitivity of our interest-rate sensitive fixed-maturity portfolio at December 31, 2006 and 2005. This table measures the effect of a change in interest rates (as represented by the U.S. Treasury curve) on the fair value of the fixed-maturity portfolio. The data are prepared through a model which incorporates various assumptions and estimates to measure the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points. It takes into account the effect that special option features such as call options, put options, and unscheduled repayments could have on the portfolio, given the changes in rates. The valuation of these option features is dependent upon assumptions about future interest rate volatility that are based on past performance.

	Market Value of Fixed-Maturity Portfolio ($ millions)
Change in Interest Rates (in basis points)	At December 31, 2006	At December 31, 2005
-200	$10,777	$10,357
-100	9,901	9,568
0	9,127	8,837
100	8,439	8,205
200	7,837	7,615

Realized Gains and Losses.    As a group of life and health insurance carriers, we collect premium income from policyholders for the eventual payment of policyholder benefits, sometimes paid many years or even decades in the future. In addition to the payment of these benefits, we also incur acquisition costs, administrative expenses, and taxes as a part of insurance operations. Because benefits are expected to be paid in future periods, premium receipts in excess of current expenses are invested to provide for these obligations. For this reason, we hold a significant investment portfolio as a part of our core insurance operations. This portfolio consists primarily of high-quality fixed maturities containing an adequate yield to provide for the cost of carrying these long-term insurance product obligations. As a result, fixed maturities are generally held for long periods to support the liabilities. Expected yields on these investments are taken into account when setting insurance premium rates and product profitability expectations.

Because our investment portfolio is large and diverse, investments are occasionally sold or called, resulting in a realized gain or loss. These gains and losses occur only incidentally, usually as the result of sales because of deterioration in investment quality of issuers or calls by the issuers. Investment losses are also caused by writedowns due to impairments. We do not engage in trading investments for profit. Therefore, gains or losses which occur in protecting the portfolio or its yield, or which result from events that are beyond our control, are only secondary to the core insurance operations of providing insurance coverage to policyholders. Unlike investment income, realized gains and losses are not considered in determining premium rates or product profitability of our insurance products.

Realized gains and losses can be significant in relation to the earnings from core insurance operations, however, and as a result, have a material positive or negative impact on net income. The significant fluctuations caused by gains and losses can cause period-to-period trends of net income to not be indicative of historical core operating results nor predictive of the future trends of core operations. Accordingly, they have no bearing on core insurance operations or segment results as we view operations. For these reasons, we remove the effects of realized gains and losses when evaluating overall insurance operating results.

The following table summarizes our tax-effected realized gains (losses) by component for each of the years in the three-year period ended December 31, 2006.

Analysis of After-tax Realized Gains (Losses)

(Amounts in thousands, except for per share data)

	Year Ended December 31,
	2006		2005		2004
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Realized gains (losses), net of tax, from:
Investment sales and calls	$(787)	$(.01)	$608	$.01	$8,734	$0.08
Loss on redemption of debt	(3,830)	(.04)	-0-	-0-	-0-	-0-
Writedown of fixed maturities	-0-	-0-	-0-	-0-	(2,784)	(0.03)
Writedown of other investments	-0-	-0-	-0-	-0-	(1,335)	(0.01)
Valuation of interest rate swaps	(2,956)	(.03)	(5,388)	(.05)	(5,332)	(0.05)
Spread on interest rate swaps*	319	.01	4,805	.04	15,157	0.14

Total	$(7,254)	$(.07)	$25	$-0-	$14,440	$0.13

*	The reduction in interest cost from swapping fixed-rate obligations to floating rate.

In 2004, we wrote down certain holdings to estimated fair value as a result of other-than-temporary impairment. The impaired securities met some or all of our criteria for other-than-temporary impairment as discussed in Note 3—Investments in the Notes to Consolidated Financial Statements and in our Critical Accounting Policies in this report. The pretax charge for this impairment was $6 million. A previously written down bond of 1 issuer was still held at December 31, 2006 at a fair value of $26 million and a recorded book value of $10 million.

As discussed in Note 10—Debt in the Notes to Consolidated Financial Statements, we redeemed our 7¾% Trust Preferred Securities in 2006, recording a pretax loss of $5.5 million ($3.6 million after tax). Additionally in 2006, we repurchased with the intent to retire $3.3 million principal amount of our 7 7/8% Notes, recording a pretax loss of $415 thousand ($270 thousand after tax).

In prior years, we have entered into interest-rate swap agreements, swapping our fixed-rate commitments on our long-term debt for floating-rate commitments. Accounting rules require us to value our interest-rate swaps at their fair value at the end of each accounting period. The fair values of these instruments fluctuate with interest rates in financial markets and diminish with the passage of time so that their value will be zero when they ultimately expire. These period-to-period fluctuations can be substantial. However, we do not consider these period-to-period fluctuations in value in managing ongoing operations because their cumulative result will be zero if we elect to hold them to expiration. These temporary unrealized changes in swap values are included as a component of “Realized investment gains (losses)” in the Consolidated Statements of Operations. This fair value adjustment for all swaps on an after-tax basis was a negative $3 million in 2006, compared with a negative $5 million in both 2005 and 2004.

In prior periods, a steeper yield curve provided us with a considerable spread between long and short-term rates on our interest-rate swaps, significantly reducing the interest cost of our long-term debt. In recent periods however, as short-term rates have increased with no meaningful change in long-term rates, these swaps have become less profitable. Because the outlook for short-term rate increases in late 2005 and the expectation of even greater short-term rate increases in 2006 could have caused these spreads to become unprofitable in the future, we sold two of our swaps in the third quarter of 2005 and the remaining two swaps in the second quarter of 2006. The 2005 sales consisted of the $99 million notional amount related to the 8.25% Senior Debentures and the $100 million notional amount associated with the 7.375% Notes. Proceeds of $239 thousand were received on the sales. The two remaining swaps sold in 2006 consisted of the $180 million notional amount related to the 6¼% Senior Notes and the $150 million notional amount in connection with the 7¾% Trust Preferred Securities. The 2006 sales resulted in net proceeds of $63 thousand. No gain or loss was recorded at the time of the swap sales because the gains and losses were already reflected in the financial statements as a result of the periodic revaluation discussed above. More information on our swaps is found in Note 10—Debt in the Notes to Consolidated Financial Statements.

The Securities and Exchange Commission’s accounting guidance currently requires that all income and expenses related to a nonhedged derivative be recorded in the same line item on the income statement that the adjustment to fair value is recorded. Therefore, we combined the cash settlements on nonhedged swaps with the noncash unrealized fair value adjustment as a component of realized investment gains and losses. Additionally, we included the cash settlements on hedged swap derivatives in realized investment gains and losses for consistency. Our pretax interest cost reduction from these cash settlements included in realized investment gains was a positive $491 thousand in 2006, a positive $7 million in 2005, and a positive $23 million in 2004. We reduced interest cost for this benefit in our segment analysis, because the segment analysis is required by GAAP to be as management evaluates the performance of the segment. We view the benefit from lower interest rates as a reduction in financing costs in the Investment segment.

FINANCIAL CONDITION

Liquidity.    Liquidity provides Torchmark with the ability to meet on demand the cash commitments required by its business operations and financial obligations. Our liquidity is derived from three sources: positive cash flow from operations, a portfolio of marketable securities, and a line of credit facility.

Our insurance operations have historically generated positive cash flows in excess of our immediate needs. Sources of cash flows from operations include primarily premium and investment income. Cash outflows from operations include policy benefit payments, commissions, administrative expenses, and taxes.

Operating cash inflows significantly exceed cash outflows primarily because life insurers, such as Torchmark, expect to pay the majority of their policyholder benefits in future periods, sometimes many years later. A liability is actuarially computed and recorded for these future benefits which increases as insurance in force grows so that we can “save” for these future payments. Earnings are charged for the increase in this reserve each period, but there is no corresponding cash outlay. Therefore, cash provided from operations is generally expected to significantly exceed net income in any given period. Cash flows are also generated by the maturities and scheduled repayments of the investment portfolio. Cash flows in excess of immediate requirements are invested to fund future requirements. Available cash flows are also used to repay debt, to buy back Torchmark shares, to pay shareholder dividends, and for other corporate uses. While our cash flows have historically been positive and very strong, a material reduction in cash flow could negatively affect our liquidity.

Cash flows provided from operations increased in each of the three years ended December 31, 2006 over their respective prior year. They were $869 million in 2006, $857 million in 2005, and $767 million in 2004. In addition, we received $606 million in investment maturities, repayments, and calls in 2006, adding to available cash flows. Such repayments were $473 million in 2005 and $574 million in 2004.

We have in place a line of credit facility with a group of lenders which allows unsecured borrowings and stand-by letters of credit up to $600 million. For a detailed discussion of this line of credit facility, see the commercial paper section of Note 10—Debt in the Notes to Consolidated Financial Statements.

Our cash and short-term investments were $173 million at year-end 2006 and $138 million at year-end 2005. Additionally, we have a portfolio of marketable fixed and equity securities that are available for sale in the event of an unexpected need. These securities had a fair value of $9.1 billion at December 31, 2006. However, our strong cash flows from operations, investment maturities, and credit line availability make any need to sell securities for liquidity unlikely.

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

Off-Balance Sheet Arrangements.    As fully described and discussed in Note 10—Debt in the Notes to the Consolidated Financial Statements and under the subcaption Funded Debt, Torchmark had outstanding $120 million (par amount) 7.1% Trust Preferred Securities at December 31, 2006 and $150 million (par amount) 7 3/4% Trust Preferred Securities a year earlier. The Capital Trusts liable for these securities are the legal entities which are responsible for the securities and facilitate the payment of dividends to shareholders. They are off-balance sheet arrangements which we are required to deconsolidate in accordance with GAAP rules. Deconsolidation is required by accounting rules because they are considered to be variable interest entities in which we have no variable interest. Therefore Torchmark is not the primary beneficiary of the entity, even though we own all of the entity’s voting equity and have guaranteed the entity’s performance. While these liabilities are not on our balance sheet, they are represented by Torchmark’s 7.1% and 7 3/4% Junior Subordinated Debentures due to the trusts. These Junior Subordinated Debentures were a Torchmark liability of $124 million par and book value at December 31, 2006 and $155 million par and book value at December 31, 2005. These securities are indicated as a capital resource to us under the caption Capital Resources in this report. The 7.1% preferred dividends due to the preferred shareholders are funded by our 7.1% interest payment on our debt to the trusts. As described in Note 14—Commitments and Contingencies in the Notes to Consolidated Financial Statements, we have guaranteed the performance of the Capital Trusts to meet their financial obligations to the Trust Preferred shareholders.

Pension obligations to our employees primarily are obligations of trust fund entities which are not reflected on our balance sheet. The obligations of these trusts are calculated in accordance with the terms of the pension plans. These trust entities hold assets which are funded through periodic contributions by Torchmark in a manner which will provide for the settlement of the pension obligations as they become due. The difference in our pension obligations and the fair value of the assets which fund those obligations are included on our Balance Sheet as of December 31, 2006.

During 2005, our subsidiary American Income entered into an agreement to guarantee certain personal loans of American Income employees and agents with First Command Bank. First Command Bank is a subsidiary of First Command Financial Services, Inc. (First Command) of which Lamar C. Smith is Chairman and CEO. He is also a director of Torchmark. At December 31, 2006, the balance subject to this guarantee was $71 thousand. These guarantees are secured by vested commissions due the employees and agents. See Note 15—Related Party Transactions in the Notes to Consolidated Financial Statements for more information on this guarantee.

As of December 31, 2006, we had no other significant unconsolidated affiliates and no guarantees of the obligations of third-party entities other than as described above. All of our guarantees, other than the Trust Preferred guarantee and the First Command Bank guarantee, were guarantees of the performance of consolidated subsidiaries, as disclosed in Note 14—Commitments and Contingencies. All of our derivative instruments, if any, were recorded at fair value on our Balance Sheets.

The following table presents information about future payments under our contractual obligations for the selected periods as of December 31, 2006.

(Amounts in millions)

	Actual Liability	Total Payments	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Fixed and determinable:
Long-term debt—principal	$721	$733	$-0-	$99	$-0-	$633
Long-term debt—interest(1)	9	778	53	103	89	533
Capital leases	-0-	-0-	-0-	-0-	-0-	-0-
Operating leases	-0-	12	3	4	3	2
Purchase obligations	34	34	24	10	-0-	-0-
Pension obligations(2)	7	130	9	24	25	72
Future insurance obligations(3)	8,955	41,773	1,472	2,784	2,599	34,918

Total	$9,726	$43,460	$1,561	$3,024	$2,716	$36,158

(1)	Interest on debt is based on our fixed contractual obligations.
(2)	Pension obligations are primarily liabilities in trust funds that are offset by invested assets funding the trusts. Therefore, our obligations are offset by those assets when reported on Torchmark’s Consolidated Balance Sheets. At December 31, 2006, these pension obligations were $205 million, but there were also assets of $198 million in the pension entities. The schedule of pension benefit payments covers ten years and is based on the same assumptions used to measure the pension obligations, except there is no interest assumption because the payments are undiscounted. Please refer to Note 9—Postretirement Benefits in the Notes to Consolidated Financial Statements for more information on pension obligations.
(3)	Future insurance obligations consist primarily of estimated future contingent benefit payments on policies in force and separate account obligations at December 31, 2006. These estimated payments were computed using assumptions for future mortality, morbidity and persistency. The actual amount and timing of such payments may differ significantly from the estimated amounts shown. Management believes that the assets supporting the liability of $9.0 billion at December 31, 2006, along with future premiums and investment income, will be sufficient to fund all future insurance obligations.

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

The carrying value of the funded debt was $721 million at December 31, 2006, compared with $688 million a year earlier. During the second quarter of 2006, we registered and issued two new security offerings: our 7.1% Trust Preferred Securities, offered through Torchmark Capital Trust III at a redemption value of $120 million less issue expenses, and our 6 3/8% Senior Notes issued for the principal amount of $250 million less issue expenses. In the fourth quarter of 2006, we redeemed our 7 3/4% Trust Preferred Securities and we repaid our 6 1/4% Senior Notes which matured. The Trust Preferreds were redeemed for $150 million plus accrued dividends and our Senior Notes were repaid in the principal amount of $180 million plus accrued interest. Specific information about the new securities offered in 2006, including the uses of proceeds, as well as information concerning securities repaid in 2006, including funding, is disclosed and discussed in Note 10—Debt in the Notes to Consolidated Financial Statements.

Over the past several years, we have entered into swap agreements to exchange the fixed-rate commitments on our funded debt for floating-rate commitments. During the low interest-rate environment in recent years, these swaps were very beneficial in reducing our interest cost, as discussed under the captions Investments (Excess investment income) and Realized Gains and Losses in this report. As short-term rates rose over the past two years with no meaningful change in long-term rates, these swaps became less profitable. Because we believed that the swap settlements could have possibly turned negative, we disposed of these agreements during the past two years and held no swap agreements as of December 31, 2006. Detailed information about the history of our swaps for the past three years is found in Note 10—Debt in the Notes to Consolidated Financial Statements under the caption Interest Rate Swaps.

In the second quarter of 2005, we executed a voluntary stock option exercise and restoration program in which 120 directors, employees and consultants exercised vested options in Torchmark’s common stock and received a lesser number of new options at the current market price. As a result, we issued 5.8 million new shares to the participants. However, a substantial number of the new shares were immediately sold through the open market by the participants to cover the option exercise price of their new shares and their related income taxes. As a result of the program, management’s ownership in Torchmark increased and the Company received a significant tax benefit from the exercise of the options. We received $213 million in proceeds for the exercise price and $37 million in tax benefits, both of which added to shareholder’s equity. However, as previously mentioned, we generally use the proceeds of option exercises to repurchase shares on the open market to reduce the dilution caused by option exercises. As a result, the total impact on shareholder’s equity and cash flow from the transaction was immaterial. More information on stock options and this program is found in Note 1—Significant Accounting Policies and in Note 12—Stock-Based Compensation in the Notes to Consolidated Financial Statements.

As previously mentioned, our Board reaffirmed its continued authorization of the stock repurchase program in July, 2006 in amounts and timing that management, in consultation with the Board, determined to be in the best interest of the Company. We have repurchased common stock every year since 1986, except for 1995, the year following the acquisition of American Income. Since the beginning of 1998, we have repurchased 46 million shares at a total cost of $1.9 billion, and have acquired no fewer than 3.4 million shares in any one year. We believe that Torchmark share purchases at favorable prices add incrementally to per share earnings, return on equity, and are an excellent way to increase total shareholder value. As noted earlier in this report, we acquired 5.6 million shares at a cost of $320 million in 2006 with excess cash flow. If the $320 million free cash flow used for the repurchase of our common stock had alternatively been invested in corporate bonds, an estimated $9 million of additional investment income, after tax, would have resulted and net income per diluted share would have increased 7% to $5.03. Because share purchases were made, actual net income per share was $5.13, an increase of 10%. We intend to continue the repurchase of our common shares when prices are favorable.

We maintain a significant available-for-sale fixed-maturity portfolio to support our insurance policyholders’ liabilities. Accounting rule (SFAS 115) requires that we revalue our portfolio to fair market value at the end of each accounting period. The period-to-period changes in fair value, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity. Changes in the fair value of the portfolio result from changes in interest rates in financial markets. While SFAS 115 requires invested assets to be revalued, accounting rules do not permit interest-bearing insurance policy liabilities to be valued at fair value in a consistent manner. Due to the size of our policy liabilities in relation to its shareholders’ equity, this inconsistency in measurement usually has a material impact in the reported value of shareholders’ equity. If these liabilities were revalued in the same manner as the assets, the effect on equity would be largely offset. Fluctuations in interest rates cause undue volatility in the period-to-period presentation of our shareholders’ equity, capital structure, and financial ratios which would be essentially removed if interest-bearing liabilities were valued in the same manner as assets. For this reason, our management, credit rating agencies, lenders, many industry analysts, and certain other financial statement users prefer to remove the effect of SFAS 115 when analyzing our balance sheet, capital structure, and financial ratios.

The following tables present selected data related to our capital resources. Additionally, the tables present the effect of SFAS 115 on relevant line items, so that investors and other financial statement users may determine its impact on Torchmark’s capital structure.

Selected Financial Data

	At December 31, 2006		At December 31, 2005		At December 31, 2004
	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*
Fixed maturities (millions)	$9,127	$229	$8,837	$425	$8,715	$649
Deferred acquisition costs (millions)	2,956	(10)	2,768	(23)	2,583	(37)
Total assets (millions)	14,980	219	14,769	402	14,252	612
Short-term debt (millions)	170	-0-	382	-0-	170	-0-
Long-term debt (millions) **	721	-0-	508	-0-	695	-0-
Shareholders’ equity (millions)	3,459	142	3,433	261	3,420	398

Book value per diluted share	34.68	1.43	32.91	2.50	31.07	3.62
Debt to capitalization ***	20.5%	(.7)%	20.6%	(1.3)%	20.2%	(2.1)%

Diluted shares outstanding (thousands)	99,755		104,303		110,075
Actual shares outstanding (thousands)	98,115		103,569		107,944

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item
**	Includes Torchmark’s 7.1% Junior Subordinated Debentures in 2006 in the amount of $124 million and its 7 3/4% Junior Subordinated Debentures in the amount of $155 million in both 2005 and 2004.
***	Torchmark’s debt covenants require that the effect of SFAS 115 be removed to determine this ratio

Torchmark’s ratio of earnings before interest and taxes to interest requirements (times interest earned) was 11.6 times in 2006, compared with 13.0 times in 2005, and 13.8 times in 2004. A discussion of our interest expense is included in the discussion of financing costs under the caption Investments in this report.

Credit Ratings.    The credit quality of Torchmark’s debt instruments and capital securities are rated by various rating agencies. During 2006, A.M. Best downgraded Torchmark’s funded debt one notch from a to a-, and its preferred stock from a- to bbb+. Moody’s downgraded our funded debt from A3 to Baa1, and our preferred stock from Baa1 to Baa2. Both downgrades were to reflect the “notching,” or widening of rating levels between the insurance companies and their parent company which has issued the debt. This notching is typical for these rating agencies as they rate other insurance companies. It does not reflect any change in the creditworthiness of the Company. The chart below presents Torchmark’s credit ratings as of December 31, 2006.

	Standard & Poors	Fitch	Moody’s	A.M. Best
Commercial Paper	A-1	F-1	P-2	AMB-1
Funded Debt	A+	A	Baa1	a-
Preferred Stock	A-	A-	Baa2	bbb+

The financial strength of our major insurance subsidiaries are also rated by Standard & Poor’s and A.M. Best. In 2006, A. M. Best lowered its financial strength rating of United Investors to A (Excellent) from A+ (Superior), as a result of Torchmark’s diminished emphasis of that subsidiary’s business. The following chart presents these ratings for our five largest insurance subsidiaries at December 31, 2006.

	Standard & Poors	A.M. Best
Liberty	AA	A+ (Superior)
Globe	AA	A+ (Superior)
United Investors	A+	A (Excellent)
United American	AA	A+ (Superior)
American Income	AA	A+ (Superior)

A.M. Best states that it assigns A+ (Superior) ratings to those companies which, in its opinion, have demonstrated superior overall performance when compared to the norms of the life/health insurance industry. A+ (Superior) companies have a superior ability to meet their obligations to policyholders over a long period of time. The A.M. Best A (Excellent) rating is assigned to those companies which, in its opinion, have demonstrated excellent overall performance when compared to the norms of the life/health insurance industry. A (Excellent) companies have an excellent ability to meet their obligations to policyholders over a long period of time.

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

OTHER ITEMS

Litigation.    Torchmark and its subsidiaries continue to be named as parties to pending or threatened litigation, much of which involves punitive damage claims based upon allegations of agent misconduct at Liberty in Alabama. Such punitive damage claims are tried in Alabama state courts where any punitive damage litigation may have the potential for significant adverse results since punitive damages in Alabama are based upon the compensatory damages (including mental anguish) awarded and the discretion of the jury in awarding compensatory damages is not precisely defined. Additionally, it should be noted that our subsidiaries actively market insurance in the State of Mississippi, a jurisdiction which is nationally recognized for large punitive damage verdicts. Bespeaking caution is the fact that it is impossible to predict the likelihood or extent of punitive damages that may be awarded if liability is found in any given case. It is thus difficult to predict with certainty the liability of Torchmark or its subsidiaries in any given case because of the unpredictable nature of this type of litigation. Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, contingent liabilities arising from threatened and pending litigation are not presently considered by us to be material. For more information concerning litigation, please refer to Note 14—Commitments and Contingencies in the Notes to the Consolidated Financial Statements.

NEW UNADOPTED ACCOUNTING RULES

The FASB has issued several new standards applicable to Torchmark, effective in future periods:

Tax Uncertainties:    Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48) was issued to clarify the accounting for income taxes by providing methodology for the financial statement recognition and measurement of uncertain income tax positions taken or expected to be taken in a tax return. This interpretation also requires additional disclosures and provides additional guidance on related topics. It is effective for Torchmark beginning January 1, 2007. Torchmark has substantially completed its assessment of the impact of the adoption of FIN 48 and expects that the financial impact of the initial adoption, if any, will not be material.

Hybrid Financial Instruments:    Statement No. 155, Accounting for Certain Hybrid Financial Instruments, (SFAS 155), extends the scope of Statement No. 133, (Accounting for Derivative Instruments and Hedging Activities), to include certain securitized financial assets. These assets include primarily mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities that contain an embedded derivative. The Company would have a one-time election to value the entire amount of any affected hybrid security at fair value, with fluctuations in value included in earnings. This Statement is effective for Torchmark as of January 1, 2007. The effect of adoption of this Statement will be immaterial for Torchmark.

Fair Value Measurements:    Statement No. 157, Fair Value Measurements, clarifies the definition of fair value, establishes a framework or a hierarchy for measuring fair value, and expands disclosures about fair value measurements. It does not require any new fair value measurements. Accordingly, it is not expected to have a significant impact on Torchmark’s financial position. However, new disclosures of fair value measurement methodology and effects will be required. The Statement is effective for Torchmark in calendar year and interim periods of 2008, with its provisions applied prospectively.

Fair Value Option:    Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, was issued in February, 2007. This Statement permits entities to choose to measure certain financial assets and liabilities at fair value which are otherwise measured on a different basis in existing literature. Additional disclosures are required. It is effective for Torchmark, if elected, as of January 1, 2008. Early adoption is permitted with several constraints. Torchmark is currently evaluating the impact of this Statement.

Internal Replacements:    In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. Modifications to a replacement contract that substantially change the contract will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition cost, unearned revenue, and deferred sales inducements associated with the replaced contract. The provisions of SOP 05-1 are effective for Torchmark for internal replacements occurring after December 31, 2006. We are currently in the process of evaluating the impact of adoption. At this time, we do not expect SOP 05-1 to have a material impact on our financial position or our results of operations.

CRITICAL ACCOUNTING POLICIES

Future Policy Benefits.    Because of the long-term nature of insurance contracts, our insurance companies are liable for policy benefit payments that will be made in the future. The liability for future policy benefits is determined by standard actuarial procedures common to the life insurance industry. The accounting policies for determining this liability are disclosed in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements. While management and company actuaries have used their best judgment in determining the assumptions and in calculating the liability for future policy benefits, there is no assurance that the estimate of the liabilities reflected in the financial statements represents our ultimate obligation. Additionally, because of the size of this liability, significantly different assumptions could have resulted in materially different reported amounts. A list of the significant assumptions used to calculate the liability for future policy benefits is reported in Note 5—Future Policy Benefit Reserves in the Notes to Consolidated Financial Statements.

Deferred Acquisition Costs and Value of Insurance Purchased.    The costs of acquiring new business are generally deferred and recorded as an asset. Deferred acquisition costs consist primarily of sales commissions and other underwriting costs of new insurance sales. Additionally, the costs of acquiring blocks of insurance from other companies or through the acquisition of other companies are also deferred and recorded as assets under the caption “Value of Insurance Purchased” as indicated in Note 4—Deferred Acquisition Costs and Value of Insurance Purchased in the Notes to Consolidated Financial Statements. Our policies for accounting for deferred acquisition costs and the associated amortization are reported in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements. Different assumptions with regard to deferred acquisition costs could produce materially different amounts of amortization. For more information about accounting for deferred acquisition costs see Note 4.

Policy Claims and Other Benefits Payable.    This liability consists of known benefits currently payable and an estimate of claims that have been incurred but not yet reported to us. The estimate of unreported claims is based on prior experience and is made after careful evaluation of all information available to us. However, the factors upon which these estimates are based can be subject to change from historical patterns. Factors involved include medical trend rates and medical cost inflation, the litigation environment, regulatory mandates, and the introduction of policy types for which claim patterns are not well established. Changes in these estimates, if any, are reflected in the earnings of the period in which the adjustment is made. We believe that the estimates used to produce the liability for claims and other benefits, including the estimate of unsubmitted claims, are the most appropriate under the circumstances. However, there is no certainty that the resulting stated liability will be our ultimate obligation.

Revenue Recognition.    Premium income from our subsidiaries’ insurance contracts is generally recognized as the premium is collected. However, in accordance with GAAP, revenue on limited-payment contracts and universal life-type contracts (deposit balance products) are recognized differently. Revenues on limited-payment contracts are recognized over the contract period. Premium for deposit balance products, such as our annuity and interest-sensitive life policies, is added to the policy account value. The policy account value (or deposit balance) is a Torchmark liability. This deposit balance is then charged a fee for the cost of insurance, administration, surrender, and certain other charges which are recognized as revenue in the period the fees are charged to the policyholder. In each case, benefits and expenses are matched with revenues in a manner by which they are incurred as the revenues are earned.

We report investment income as revenue, less investment expenses, when it is earned. Our investment activities are integral to our insurance operations. Because life and health insurance claims and benefits may not be paid until many years into the future, the accumulation of cash flows from premium receipts are invested. Anticipated yields earned on investments are reflected in premium rates, contract liabilities, and other product contract features. These yield assumptions are implied in the interest required on our net insurance liabilities (future policy benefits less deferred acquisition costs) and contractual interest obligations in our insurance and annuity products. For more information concerning revenue recognition, investment accounting, and interest sensitivity, please refer to Note 1—Significant Accounting Policies and Note 3—Investments in the Notes to Consolidated Financial Statements and discussions under the captions Annuities, Investments, and Market Risk Sensitivity in this report.

Impairment of Investments.    We continually monitor our investment portfolio for investments that have become impaired in value, whereby fair value has declined below carrying value. While the values of the investments in our portfolio constantly fluctuate due to market conditions, an investment is written down only when it has experienced a decline in fair market value which is deemed other than temporary. The policies and procedures that we use to evaluate and account for impairments of investments are disclosed in Note 1—Significant Accounting Policies and Note 3—Investments in the Notes to Consolidated Financial Statements and the discussions under the captions Investments and Realized Gains and Losses in this report. While every effort is made to make the best estimate of status and value with the information available regarding an other-than-temporary impairment, it is difficult to predict the future prospects of a distressed or impaired security.

Defined benefit pension plans.    We maintain funded defined benefit plans covering most full-time employees. We also have unfunded nonqualified defined benefit plans covering certain key and other employees. Our obligations under these plans are determined actuarially based on specified actuarial assumptions. In accordance with GAAP, an expense is recorded each year as these pension obligations grow due to the increase in the service period of employees and the interest cost associated with the passage of time. These obligations are offset, at least in part, by the growth in value of the assets in the funded plans.

The actuarial assumptions used in determining our obligations for pensions include employee mortality and turnover, retirement age, the expected return on plan assets, projected salary increases, and the discount rate at which future obligations could be settled. These assumptions have an important effect on the pension obligation. A decrease in the discount rate or rate of return on plan assets will cause an increase in the pension obligation. A decrease in projected salary increases will cause a decrease in this obligation. These assumptions are subjective in many cases and small changes in certain assumptions may cause material differences in reported results. While we have used our best efforts to determine the most reliable assumptions, given the information available from company experience, economic data, independent consultants and other sources, we cannot assure that actual results will be the same as expected. The assumptions are reviewed annually and revised, if necessary, based on more current information available to us. Our discount rate, rate of return on assets, and projected salary increase assumptions are disclosed and discussed in Note 9—Postretirement Benefits in the Notes to Consolidated Financial Statements. This note also contains information about pension plan assets, investment policies, funded status, and other related data.

CAUTIONARY STATEMENTS

We caution readers regarding certain forward-looking statements contained in the foregoing discussion and elsewhere in this document, and in any other statements made by us or on our behalf whether or not in future filings with the Securities and Exchange Commission. Any statement that is not a historical fact, or that might otherwise be considered an opinion or projection concerning us or our business, whether express or implied, is meant as and should be considered a forward-looking statement. Such statements represent our opinions concerning future operations, strategies, financial results or other developments.

Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control. If these estimates or assumptions prove to be incorrect, the actual results may differ materially from the forward-looking statements made on the basis of such estimates or assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, which may be national in scope, related to the insurance industry generally, or applicable to Torchmark specifically. Such events or developments could include, but are not necessarily limited to:

1) Changes in lapse rates and/or sales of our insurance policies as well as levels of mortality, morbidity and utilization of healthcare services that differ from our assumptions;

2) Federal and state legislative and regulatory developments, particularly those impacting taxes and changes to the federal Medicare program that would affect Medicare Supplement and Medicare Part D insurance;

3) Market trends in the senior-aged health care industry that provide alternatives to traditional Medicare, such as health maintenance organizations (HMOs) and other managed care or private plans, and that could affect the sales of traditional Medicare Supplement insurance;

4) Interest rate changes that affect product sales and/or investment portfolio yield;

5) General economic, industry sector or individual debt issuers’ financial conditions that may affect the current market value of securities that we own, or that may impair issuers’ ability to pay interest due us on those securities;

6) Changes in pricing competition;

7) Litigation results;

8) Levels of administrative and operational efficiencies that differ from our assumptions;

9) Our inability to obtain timely and appropriate premium rate increases for health insurance policies due to regulatory delay;

10) The customer response to new products and marketing initiatives; and

11) Reported amounts in the financial statements which are based on our estimates and judgments which may differ from the actual amounts ultimately realized.

Readers are also directed to consider other risks and uncertainties described in our other documents on file with the Securities and Exchange Commission.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is found under the heading Market Risk Sensitivity in Item 7 beginning on page 36 of this report.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Torchmark Corporation

McKinney, Texas

We have audited the accompanying consolidated balance sheets of Torchmark Corporation and subsidiaries (“Torchmark”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of Torchmark’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Torchmark Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Torchmark’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Torchmark’s internal control over financial reporting and an unqualified opinion on the effectiveness of Torchmark’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Dallas, Texas

February 28, 2007

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	December 31,
	2006	2005
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2006—$8,897,401; 2005—$8,411,635)	$9,126,784	$8,836,642
Equity securities, at fair value (cost: 2006—$40,105; 2005—$45,797)	41,245	48,047
Policy loans	328,891	316,829
Other long-term investments	49,681	71,570
Short-term investments	156,671	118,310

Total investments	9,703,272	9,391,398

Cash	16,716	19,297
Securities lending collateral	-0-	257,390
Accrued investment income	168,118	158,225
Other receivables	78,809	67,262
Deferred acquisition costs and value of insurance purchased	2,955,842	2,768,404
Goodwill	378,436	378,436
Other assets	180,540	168,100
Separate account assets	1,498,622	1,560,391

Total assets	$14,980,355	$14,768,903

Liabilities:
Future policy benefits	$7,456,423	$7,001,052
Unearned and advance premiums	88,039	91,758
Policy claims and other benefits payable	243,346	257,771
Other policyholders’ funds	90,671	89,229

Total policy liabilities	7,878,479	7,439,810

Deferred and accrued income taxes	1,010,618	1,011,048
Securities lending obligation	-0-	257,390
Other liabilities	241,749	176,151
Short-term debt	169,736	381,505
Long-term debt (estimated fair value: 2006—$676,281; 2005—$427,280)	597,537	353,263
Due to affiliates	124,421	156,577
Separate account liabilities	1,498,622	1,560,391

Total liabilities	11,521,162	11,336,135

Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: -0- in 2006 and in 2005	-0-	-0-
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2006—99,874,748 issued, less 1,760,121 held in treasury and 2005—104,874,748 issued, less 1,305,849 held in treasury)	99,875	104,875
Additional paid-in capital	492,333	508,713
Accumulated other comprehensive income	140,097	269,084
Retained earnings	2,827,287	2,621,552
Treasury stock	(100,399)	(71,456)

Total shareholders’ equity	3,459,193	3,432,768

Total liabilities and shareholders’ equity	$14,980,355	$14,768,903

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenue:
Life premium	$1,524,267	$1,468,288	$1,395,490
Health premium	1,237,532	1,014,857	1,048,666
Other premium	22,914	24,929	27,744

Total premium	2,784,713	2,508,074	2,471,900

Net investment income	628,746	603,068	577,035
Realized investment gains (losses)	(10,767)	280	22,216
Other income	18,486	14,488	391

Total revenue	3,421,178	3,125,910	3,071,542

Benefits and expenses:
Life policyholder benefits	1,005,771	966,093	919,775
Health policyholder benefits	834,017	668,205	697,645
Other policyholder benefits	23,743	26,888	28,248

Total policyholder benefits	1,863,531	1,661,186	1,645,668

Amortization of deferred acquisition costs	377,490	349,959	347,249
Commissions and premium taxes	163,683	149,451	150,138
Other operating expense	169,768	172,859	151,195
Interest expense	73,136	60,934	56,491

Total benefits and expenses	2,647,608	2,394,389	2,350,741

Income before income taxes and cumulative effect of change in accounting principle	773,570	731,521	720,801

Income taxes	(254,939)	(236,131)	(245,083)

Net income before cumulative effect of change in accounting principle	518,631	495,390	475,718
Cumulative effect of change in accounting principle (less applicable income tax benefit of $3,857)	-0-	-0-	(7,163)

Net income	$518,631	$495,390	$468,555

Basic net income per share:
Net income before cumulative effect of change in accounting principle	$5.20	$4.73	$4.32
Cumulative effect of change in accounting principle (net of tax)	-0-	-0-	(.06)

Net income	$5.20	$4.73	$4.26

Diluted net income per share:
Net income before cumulative effect of change in accounting principle	$5.13	$4.68	$4.25
Cumulative effect of change in accounting principle (net of tax)	-0-	-0-	(.06)

Net income	$5.13	$4.68	$4.19

Dividends declared per common share	$.50	$.44	$.44

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2006	2005	2004
Net income	$518,631	$495,390	$468,555

Other comprehensive income (loss):
Unrealized investment gains (losses):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(208,344)	(229,881)	28,872
Reclassification adjustment for (gains) losses on securities included in net income	6,927	(778)	(6,385)
Reclassification adjustment for amortization of (discount) and premium	4,615	4,768	2,561
Foreign exchange adjustment on securities marked to market	68	(3,087)	(7,909)

Unrealized gains (losses) on securities	(196,734)	(228,978)	17,139

Unrealized gains (losses) on other investments	-0-	896	(1,177)

Unrealized gains (losses), adjustment to deferred acquisition costs	12,374	14,268	(528)

Total unrealized investment gains (losses)	(184,360)	(213,814)	15,434

Less application taxes	64,525	74,839	(5,406)

Unrealized gains (losses), net of tax	(119,835)	(138,975)	10,028

Foreign exchange translation adjustments, other than securities, net of tax of $125, $(1,155), and $(4,889) during 2006, 2005, and 2004, respectively	(237)	2,143	2,836

Other comprehensive income (loss)	(120,072)	(136,832)	12,864

Comprehensive income	$398,559	$358,558	$481,419

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Year Ended December 31, 2004

Balance at January 1, 2004	$-0-	$113,784	$501,034	$393,052	$2,273,448	$(41,219)	$3,240,099
Comprehensive income				12,864	468,555		481,419
Common dividends declared ($0.44 a share)					(48,236)		(48,236)
Acquisition of treasury stock						(285,226)	(285,226)
Exercise of stock options			4,749		(6,480)	32,597	30,866
Retirement of treasury stock		(5,000)	(21,819)		(224,774)	251,593	-0-
Other			922				922

Balance at December 31, 2004	-0-	108,784	484,886	405,916	2,462,513	(42,255)	3,419,844

Year Ended December 31, 2005

Comprehensive income				(136,832)	495,390		358,558
Common dividends declared ($0.44 a share)					(45,865)		(45,865)
Acquisition of treasury stock						(554,946)	(554,946)
Exercise of stock options		91	41,443		(94,597)	306,865	253,802
Retirement of treasury stock		(4,000)	(18,991)		(195,889)	218,880	-0-
Other			1,375				1,375

Balance at December 31, 2005	-0-	104,875	508,713	269,084	2,621,552	(71,456)	3,432,768

Year Ended December 31, 2006

Comprehensive income				(120,072)	518,631		398,559
Adjustment to Accumulated other comprehensive income due to adoption of SFAS 158				(8,915)			(8,915)
Common dividends declared ($0.50 a share)					(49,457)		(49,457)
Acquisition of treasury stock						(344,861)	(344,861)
Stock-based compensation			4,981			1,594	6,575
Exercise of stock options			3,072		(6,718)	28,170	24,524
Retirement of treasury stock		(5,000)	(24,433)		(256,721)	286,154	-0-

Balance at December 31, 2006	$-0-	$99,875	$492,333	$140,097	$2,827,287	$(100,399)	$3,459,193

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2006	2005	2004
Net income	$518,631	$495,390	$468,555
Adjustments to reconcile net income to cash provided from operations:
Increase in future policy benefits	430,087	379,151	353,756
Increase (decrease) in other policy benefits	(16,702)	(8,117)	14,432
Deferral of policy acquisition costs	(552,536)	(519,767)	(515,197)
Amortization of deferred policy acquisition costs	377,490	349,959	347,250
Change in deferred and accrued income taxes	76,502	131,072	94,049
Realized losses on sale of investments and properties	11,258	7,112	1,103
Change in accounting principle	-0-	-0-	11,019
Other, net	20,857	22,657	(7,895)

Cash provided from operations	865,587	857,457	767,072

Cash used for investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	183,176	78,018	45,992
Fixed maturities available for sale—matured, called, and repaid	605,824	472,668	573,527
Equity securities	3,499	-0-	32,530
Other long-term investments	25,058	6,820	85,327

Total investments sold or matured	817,557	557,506	737,376
Acquisition of investments:
Fixed maturities—available for sale	(1,284,181)	(897,823)	(1,206,190)
Equity securities	-0-	(15,842)	(5,692)
Net increase in policy loans	(12,062)	(11,849)	(10,872)
Other long-term investments	(1,737)	(9,345)	(2,761)

Total investments acquired	(1,297,980)	(934,859)	(1,225,515)
Net (increase) decrease in short-term investments	(38,361)	(30,098)	(36,564)
Net change in payable or receivable for securities	54,491	(40,810)	29,598
Additions to properties	(7,665)	(3,447)	(4,046)
Sales of properties	6,311	427	347
Investments in low-income housing interests	(54,954)	(47,677)	(435)

Cash used for investment activities	(520,601)	(498,958)	(499,239)

Cash provided from (used for) financing activities:
Issuance of common stock	21,451	217,257	26,123
Cash dividends paid to shareholders	(48,095)	(46,346)	(48,761)
Issuance of 7.1% Junior Subordinated Debentures (net of $4.3 million issue expenses)	119,458	-0-	-0-
Issuance of 6 3/8% Senior Notes	245,961	-0-	-0-
Repayment of 6 1/4% Senior Notes	(180,000)	-0-	-0-
Repayment of 7 3/4% Junior Subordinated Debentures	(154,639)	-0-	-0-
Acquisition of 7 7/8% Notes	(3,659)	-0-	-0-
Net borrowing (repayment) of commercial paper	(31,917)	31,299	(12,094)
Excess tax benefit from stock option exercises	3,072	-0-	-0-
Acquisition of treasury stock	(344,861)	(554,946)	(285,226)
Net receipts (payments) from deposit product operations	25,662	2,883	50,070

Cash provided from (used for) financing activities	$(347,567)	(349,853)	(269,888)

Increase (decrease) in cash	(2,581)	8,646	(2,055)
Cash at beginning of year	19,297	10,651	12,706

Cash at end of year	$16,716	$19,297	$10,651

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

Torchmark accounts for its variable interest entities under Financial Accounting Standards Board (FASB) Interpretation 46 (FIN46R). This Standard clarifies the definition of a variable interest and the instructions for consolidating variable interest entities (VIE’s). Primary beneficiaries only are required to consolidate VIE’s. Therefore, a company may have voting control of a VIE, but if it is not the primary beneficiary of the VIE in accordance with FIN46R, it is not permitted to consolidate the VIE. The trusts that are liable for Torchmark’s Trust Preferred Securities meet the definition of VIE’s. However, Torchmark is not the primary beneficiary of these entities because its interest is not variable. Therefore, Torchmark is not permitted to consolidate its interest in these trusts, even though it owns 100% of the voting equity of the Trusts and guarantees their performance. For this reason, Torchmark reports its 7.1% and its 7 3/4% Junior Subordinated Debentures due to the Trusts as “Due to Affiliates” each period at their respective carrying values. However, Torchmark consolidates these trusts in its segment analysis and views the Trust Preferred Securities as it does any other debt offering, because GAAP requires that the segment analysis be reported as management views its operations and financial condition.

Investments: Torchmark classifies all of its fixed-maturity investments, which include bonds and redeemable preferred stocks, as available for sale. Investments classified as available for sale are carried at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in accumulated other comprehensive income. Investments in equity securities, which include common and nonredeemable preferred stocks, are reported at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in accumulated other comprehensive income. Policy loans are carried at unpaid principal balances. Mortgage loans, included in “Other long-term investments,” are carried at amortized cost. Investments in real estate, included in “Other long-term investments,” are reported at cost less allowances for depreciation. Depreciation is calculated on the straight line method. Short-term investments include investments in certificates of deposit and other interest-bearing time deposits with original maturities of twelve months or less.

Gains and losses realized on the disposition of investments are determined on a specific identification basis. Realized investment gains and losses and investment income attributable to separate accounts are credited to the separate accounts and have no effect on Torchmark’s net income. Investment income attributable to all other insurance policies and products is included in Torchmark’s net investment income. Net investment income for the years ended December 31, 2006, 2005, and 2004, included $417 million, $393 million, and $370 million, respectively, which was allocable to policyholder reserves or accounts. Realized investment gains and losses are not allocated to insurance policyholders’ liabilities.

Impairment of Investments: In March, 2004, the Emerging Issues Task Force reached a consensus concerning Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). It called for the evaluation of all of Torchmark’s fixed-maturity and equity investments for other-than-temporary impairment each reporting period using a three-step approach.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

First, evaluate if the investment is impaired (fair value is less than cost or amortized cost). Second, determine whether the impairment is other-than-temporary. While specific procedures were outlined, this step required considerable evidence-based judgment as to the ultimate recoverability of amounts due, taking into account the severity and duration of the impairment. An assessment of the ability and intent to hold the security to recovery was also a factor. In the event there was an other-than-temporary impairment, the third step involved a writedown of the cost basis of the security to fair value, which became the new cost basis. EITF 03-1 also called for certain disclosures.

This new accounting rule was to be effective for Torchmark beginning July 1, 2004. However, in the third quarter of 2004, the FASB deferred the effective date of certain portions of this rule until it could be further considered. The portions deferred related to steps two and three in the impairment analysis above. In November, 2005, the FASB released FASB Staff Position 115-1 and 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” providing further guidance on the impairment issues. This document was effective for Torchmark on January 1, 2006. It essentially retained the three-step model of EITF 03-1, replacing only the step two procedures with guidance previously in effect before EITF 03-1 was issued. This guidance was historically utilized by Torchmark in evaluating other-than-temporary impairment. The disclosures called for by EITF 03-1 were maintained, and appear in Note 3—Investments. At the present time, Torchmark evaluates securities for other-than-temporary impairment as described in Note 3. If a security is determined to be other-than-temporarily impaired, the cost basis of the security is written down to fair value and is treated as a realized loss. Historically, investment income on other-than-temporarily impaired investments which is past due has not been recorded until received. Under the new FASB Staff Position, the written-down security will be amortized and revenue recognized in accordance with estimated future cash flows.

Derivatives: Torchmark accounts for derivative instruments in accordance with Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended. All of Torchmark’s derivatives, which consist of interest-rate swaps, are carried at fair market value in the consolidated financial statements. Fluctuations in these values adjust realized investment gains and losses. If a derivative qualifies as a fair value hedge under SFAS 133, gains and losses in the derivative are substantially offset by changes in the underlying hedged instrument. No interest-rate swaps were outstanding at December 31, 2006.

Securities and Exchange Commission interpretative guidance concerning SFAS 133 concluded that all income and expenses related to a nonhedged derivative must be recorded in the same line item that the adjustment to fair value is recorded. In order to comply with this interpretation, Torchmark does not reduce its interest expense on the Statements of Operations for the reduction in interest cost for swapping its fixed rate for a variable rate on nonhedged derivatives. Instead, this benefit from cash settlements is reported as a component of realized investment gains (losses), the same line where the required fair value adjustment for nonhedged derivatives is reported. Torchmark has also reported the interest cost benefit on hedged derivatives as a component of realized gains (losses), in order to report these items on a consistent basis. In its segment disclosure, however, Torchmark does report the interest cost benefit from the swaps as a reduction in interest expense, as GAAP requires this disclosure to be presented as management views its business.

Determination of Fair Values of Financial Instruments: Fair values for cash, short-term investments, short-term debt, receivables and payables approximate carrying value. Fair values for investment securities are based on quoted market prices, where available. Otherwise, fair values are based on quoted market prices of comparable instruments. Approximately 98% of the fixed maturity portfolio is valued with quoted market prices. Mortgages are valued using discounted cash flows. Torchmark’s long-term debt issues, along with the trust preferred securities, are valued based on quoted market prices. Interest-rate swaps are valued using discounted anticipated cash flows.

Cash: Cash consists of balances on hand and on deposit in banks and financial institutions. Overdrafts arising from the overnight investment of funds offset cash balances on hand and on deposit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

Securities Lending: Torchmark previously entered into a securities lending agreement whereby certain securities from its portfolio were loaned to other institutions. Cash collateral obtained from the borrower, equal to 102% of the market value of the loaned securities plus accrued interest, was deposited with a lending agent and invested by that agent in accordance with the Company’s guidelines to generate additional income. Torchmark shared this income with the lending agent. Torchmark maintained full ownership rights to the securities loaned and continued to earn interest on them. Accordingly, the loaned securities were included in invested assets. The securities lending collateral was recognized as an asset with a corresponding liability for the obligations to return the collateral. There were no securities loaned as of December 31, 2006.

Recognition of Premium Revenue and Related Expenses: Premiums for insurance contracts which are not defined as universal life-type according to SFAS 97 are recognized as revenue over the premium-paying period of the policy. Profits for limited-payment life insurance contracts as defined by SFAS 97 are recognized over the contract period. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Variable life and annuity products are also assessed an investment management fee and a sales charge. Life premium includes policy charges of $54.4 million, $57.2 million, and $60.7 million for the years ended December 31, 2006, 2005, and 2004, respectively. Other premium includes annuity policy charges for the years ended December 31, 2006, 2005, and 2004, of $22.9 million, $24.9 million, and $27.7 million, respectively. Profits are also earned to the extent that investment income exceeds policy liability interest requirements. The related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of deferred acquisition costs in a manner which recognizes profits as they are earned over the same period.

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

Subsequent to adoption, the liability for these minimum guarantees is determined each period end by estimating the expected value of death benefits in excess of the projected account balance using actuarial methods and assumptions including mortality, lapses, and interest. This excess benefit is then recognized ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used. If actual experience or other evidence suggests that earlier assumptions should be revised, Torchmark adjusts the additional liability balance with a related charge or credit to benefit expense. At December 31, 2006, this liability was $2.6 million and at December 31, 2005 was $3.5 million.

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

Property and Equipment: Property and equipment, included in “Other assets,” is reported at cost less allowances for depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from two to ten years for equipment and five to forty years for buildings and improvements. Ordinary maintenance and repairs are charged to income as incurred. Impairments, if any, are accounted for in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Original cost of property and equipment was $112 million and $111 million at December 31, 2006 and 2005, respectively. Accumulated depreciation was $83 million at the end of both of those years. Depreciation expense was $5.2 million in 2006, $4.8 million in 2005, and $4.1 million in 2004. Torchmark has under construction an office building adjacent to the home office building of its subsidiary United American Insurance Company (United American) in McKinney, Texas. The new structure, including land, is expected to cost approximately $24 million, along with new equipment costing an additional $2.5 million. The facility is expected to be completed in December, 2007. Subsidiary Liberty National Life Insurance Company (Liberty) is in the process of selling its agency office buildings. During 2006, 21 buildings were sold for gross proceeds of $6.7 million and a realized gain from the sales of $4.8 million.

Asset Retirements: Certain of Torchmark’s subsidiaries own and occupy buildings containing asbestos. These facilities are subject to regulations which could cause the Company to be required to remove and dispose of all or part of the asbestos upon the occurrence of certain events. Otherwise, the subsidiaries are under no obligation under the regulations. At this time, no such events under these regulations have occurred. For this reason, the Company has not recorded a liability for this potential obligation, as the time at which any obligation could be settled is not known. Therefore, there is insufficient information to estimate a fair value.

Low-Income Housing Tax Credit Interests:    As of December 31, 2006, Torchmark has invested approximately $143 million in flow-through entities that provide low-income housing tax credits and other related Federal income tax benefits to Torchmark. Investments in these entities were $122 million at December 31, 2005. Significantly all of the return on the investments has been guaranteed by unrelated third-parties and has been accounted for using the effective-yield method. The remaining investments are non-guaranteed and are accounted for using the amortized-cost method. The federal income tax benefits accrued during the year, net of related amortization of the investment, is recorded in “Income tax expense.” The unamortized cost of the investments is included in “Other assets” and any unpaid commitments to invest are recorded in “Other liabilities.”

Goodwill: The excess cost of businesses acquired over the fair value of their net assets is reported as goodwill. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is subject to annual impairment testing based on the procedures outlined in the Statement. Amortization of goodwill is not permitted. Torchmark tested its goodwill annually in each of the years 2004 through 2006. The tests involve breaking down the Company’s carrying value of each of the components of Torchmark’s segments, including the portion of goodwill assigned to each component. The fair value of each component is measured against that component’s corresponding carrying value. Because the fair value exceeded the carrying value, including goodwill, of each component in each period, Torchmark’s goodwill was not impaired in any of the periods. Therefore, Torchmark continues to carry its goodwill at the January 1, 2004 balance of $378 million.

Treasury Stock: Torchmark accounts for purchases of treasury stock on the cost method. Issuance of treasury stock is accounted for using the weighted-average cost method.

Litigation and Tax Settlements: Four significant legal and tax matters were settled in Torchmark’s favor in 2006. The first settlement involved a subsidiary disposed of several years ago, resulting in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

proceeds of $5.1 million after expenses. The second involved state income tax refunds of $6.7 million related to prior years. The third settlement related to the Company’s investments in Worldcom, amounting to $6.3 million, and representing a partial recovery of investment losses incurred prior to 2004. The final settlement involved Federal income tax issues related to prior years, and consisted of a benefit due of $7.4 million. The litigation receipt related to the disposed subsidiary and the Worldcom receipt were included in “Other income” on the Consolidated Statement of Operations. The state income tax refunds and the Federal income tax benefit reduced “Income taxes.”

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

Postretirement Benefits: Torchmark adopted FASB Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective as of December 31, 2006. This Statement requires Torchmark to recognize the funded status of its postretirement benefit plans on its Consolidated Balance Sheets. Periodic gains and losses attributable to changes in plan assets and liabilities that are not recognized as components of net periodic benefit costs are to be recognized as components of other comprehensive income, net of tax. This Statement does not modify the procedures for measuring plan assets, liabilities, or net periodic benefit cost. The information required by this Standard is found in Note 9—Postretirement Benefits. Upon adoption of this Standard, “Accumulated other comprehensive income,” net of tax, was decreased $9 million.

The incremental effect of applying this Statement to affected line items on Torchmark’s Balance Sheet at December 31, 2006 was as follows:

	Before Application of Statement 158	Adjustments	After Application of Statement 158
Other assets	$192,623	$(12,083)	$180,540
Other liabilities	236,214	1,632	237,846
Deferred income taxes	1,015,418	(4,800)	1,010,618
Accumulated other comprehensive income	149,012	(8,915)	140,097
Shareholders’ equity	3,468,108	(8,915)	3,459,193

Stock Options: As of January 1, 2006, Torchmark adopted revised SFAS No. 123—Share-Based Payment (SFAS 123R) to account for its stock options. This Statement requires companies to recognize an expense in their financial statements for stock options based on the “fair value method.” The fair value method requires that a fair value be assigned to a stock option on its grant date and that this value be amortized over the grantees’ service period. Prior to January 1, 2006, Torchmark accounted for stock options in accordance with SFAS 123—Accounting for Stock-Based Compensation as amended by SFAS 148—Accounting for Stock-Based Compensation—Transition. These Statements permitted companies to choose between two methods of recording the expense for stock options in their financial statements; either the fair value method, or the “intrinsic value method,” in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. Under the intrinsic value method, compensation expense for Torchmark’s option grants was only recognized if the exercise price of the employee stock option was less than the market price of the underlying stock on the date of grant. If a company elected to use the intrinsic value method, pro forma disclosures of earnings and earnings per share were required as if the fair value method of accounting had been applied. Torchmark previously elected to account for its stock options under the intrinsic value method and therefore computed and disclosed the required pro forma disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

SFAS 123R provides for two alternative methods of adoption: the “modified retrospective” method and the “modified prospective” method. While the modified retrospective method permits restatement of prior periods for comparability, Torchmark elected to apply the modified prospective method. The modified prospective method calls for unvested options as of January 1, 2006 and options granted after January 1, 2006 to be expensed in accordance with SFAS 123R after that date. Compensation expense under the fair value method for prior periods is not reflected in the financial statements of those periods but is disclosed on a pro forma basis in the Notes to the Consolidated Financial Statements as previously reported. The table below presents Torchmark’s pro forma earnings information as if stock options issued prior to January 1, 2006, were expensed in prior periods.

	For the years ended December 31,
	2005	2004
Net income as reported	$495,390	$468,555
Stock-based compensation, as reported, net of tax benefit of $342 and $190, respectively	635	353
Effect of stock-based compensation, fair value method, net of tax benefit of $19,319 and $4,128, respectively	(35,952)	(7,976)

Pro forma net income	$460,073	$460,932

Earnings per share:
Basic—as reported	$4.73	$4.26

Basic—pro forma	$4.39	$4.19

Diluted—as reported	$4.68	$4.19

Diluted—pro forma	$4.34	$4.11

In May, 2005, Torchmark executed a voluntary option exercise and restoration program whereby directors and executives exercised their vested options and received a lesser number of new grants at the then current market price. All of these options vested during 2005. As a result of this transaction, Torchmark incurred $20.1 million in pro forma after-tax option expense in 2005. Additionally, a grant to executives made in December, 2004 vested in June, 2005. This grant accounted for $7.0 million in 2005 after-tax pro forma option expense.

The fair value method as outlined by SFAS 123R requires the use of an option valuation model to value employee stock options. Torchmark has elected to use the Black-Scholes valuation model for option expensing as it had done for the pro forma expense disclosures for periods prior to adoption of SFAS 123R. A summary of assumptions for options granted in each of the three years 2004 through 2006 is as follows:

	2006	2005	2004
Volatility factor	12.4%	14.8%	20.6%
Dividend yield	0.8%	0.8%	0.8%
Expected term (in years)	4.61	3.90	4.43
Risk-free rate	4.5%	3.8%	3.4%

All of the above assumptions, with the exception of the expected term, are obtained from independent data services. The expected term is generally derived from Company experience. However, expected terms of grants made under the Torchmark Corporation 2005 Incentive Plan (2005 Plan), involving grants made in 2005 and 2006, were determined based on the simplified method as permitted by Staff Accounting Bulletin 107. This method was used because the 2005 Plan limited grants to a maximum contract term of seven years, and Torchmark had no previous experience with seven-year

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

contract terms. Prior to 2005, substantially all grants contained ten-year terms. Volatility and risk-free interest rates are assumed over a period of time consistent with the expected term of the option. Volatility is measured on a historical basis, because the Company has no basis at the present time to believe that future trends will differ from historical patterns. Monthly data points are utilized by the independent quote service to derive volatility for periods greater than three years. Expected dividend yield is based on current dividend yield held constant over the expected term.

Once the fair value of an option has been determined, it is amortized on a straight-line basis over the employee’s service period for that grant (from the grant date to the date the grant is fully vested). The effect of the adoption of SFAS 123R on selected line items is as follows for the year ended December 31, 2006:

Increase (Decrease)
Stock-based compensation expense*	$6,575
Income before income taxes	(6,575)
Income tax (benefit)	(2,301)
Net income	(4,274)
Cash flow from operations	(3,072)
Cash flow from financing activities	3,072
Basic earnings per share	(.04)
Diluted earnings per share	(.04)

*	No stock option expense was capitalized.

The adoption of SFAS 123R has not materially altered Torchmark’s methodology of computing option expense from that used to prepare the pro forma disclosures in previous years. Furthermore, at the present time, Torchmark does not plan to change its policies of stock option compensation with respect to the number of grants, terms, or alternative instruments as a result of the adoption of SFAS 123R. Torchmark management views stock-based compensation expense as a corporate or Parent Company expense and, therefore, presents it as such in its segment analysis (See Note 13—Business Segments). It is included in “Other operating expense” in the Consolidated Statements of Operations.

In the fourth quarter of 2005, the FASB issued FASB Staff Position No. 123R-3 (FSP123R–3), providing an alternative method for accounting for income taxes related to stock option expensing. SFAS 123R requires that tax benefits for book purposes previously recorded in excess of actual tax benefits realized at the time of exercise, in addition to a cumulative pool of previously-realized actual tax benefits allowed by SFAS 123R, must be charged to income. The alternative described in FSP123R–3 is a simplified method of computing this cumulative pool of actual tax benefits. Torchmark has elected the simplified alternative method. This election had no impact on Torchmark’s 2006 net income.

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

Subsequent Event: In January, 2007, a subsidiary of Globe Life and Accident Insurance Company (Globe), a wholly-owned subsidiary of Torchmark, acquired the assets of Direct Marketing and Advertising Distributors, Inc. (DMAD) for $47 million. For the past fifteen years, Globe was DMAD’s only insurance client. During this period of time, DMAD provided advertising and targeted marketing for the part of Globe’s direct response insurance business that is distributed through mailed coupon packets and publication inserts. Globe guaranteed the performance of the obligations of its subsidiary in the acquisition. The purchase included equipment, intangible assets, and goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 2—Statutory Accounting

Life insurance subsidiaries of Torchmark are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders’ equity (capital and surplus) on a statutory basis for the insurance subsidiaries were as follows:

	Net Income Year Ended December 31,			Shareholders’ Equity At December 31,
	2006	2005	2004	2006	2005
Life insurance subsidiaries	$417,115	$420,355	$353,801	$1,164,150	$1,095,091

The excess, if any, of shareholders’ equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution to Torchmark without regulatory approval.

Torchmark’s statutory financial statements are presented on the basis of accounting practices prescribed by the insurance department of the state of domicile of each insurance subsidiary. All states have adopted the National Association of Insurance Commissioners’ (NAIC) statutory accounting practices (“NAIC SAP”) as the basis for statutory accounting. However, certain states have retained the prescribed practices of their respective insurance code or administrative code which can differ from NAIC SAP. There are no significant differences between NAIC SAP and the accounting practices prescribed by the state of domicile for Torchmark’s life insurance companies that affect statutory surplus.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments

A summary of fixed maturities available for sale and equity securities by cost or amortized cost and estimated fair value at December 31, 2006 and 2005 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amount per the Balance Sheet	% of Total Fixed Maturities
2006:
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$21,232	$499	$(31)	$21,700	$21,700	-0-
Government-sponsored enterprises	347,555	1,311	(4,936)	343,930	343,930	4
GNMAs	18,748	1,227	-0-	19,975	19,975	-0-
Other mortgage-backed securities	49,544	1,180	-0-	50,724	50,724	1
States, municipalities and political subdivisions	39,189	758	(56)	39,891	39,891	-0-
Foreign governments	9,746	1,674	(9)	11,411	11,411	-0-
Public utilities	684,001	34,689	(3,431)	715,259	715,259	8
Industrial and miscellaneous	6,151,189	218,324	(71,486)	6,298,027	6,298,027	69
Asset-backed securities	113,464	5,338	(4)	118,798	118,798	1
Redeemable preferred stocks	1,462,733	53,993	(9,657)	1,507,069	1,507,069	17

Total fixed maturities	8,897,401	318,993	(89,610)	9,126,784	9,126,784	100
Equity securities:
Common stocks:
Banks and insurance companies	776	366	-0-	1,142	1,142
Industrial and all others	13,843	2	(3,286)	10,559	10,559
Non-redeemable preferred stocks	25,486	4,058	-0-	29,544	29,544

Total equity securities	40,105	4,426	(3,286)	41,245	41,245

Total fixed maturities and equity securities	$8,937,506	$323,419	$(92,896)	$9,168,029	$9,168,029

2005:
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$30,302	$919	$(45)	$31,176	$31,176	-0-
Government-sponsored enterprises	246,159	2	(3,628)	242,533	242,533	3
GNMAs	25,970	1,984	-0-	27,954	27,954	-0-
Other mortgage-backed securities	68,775	2,342	-0-	71,117	71,117	1
States, municipalities and political subdivisions	41,318	1,487	(40)	42,765	42,765	-0-
Foreign governments	9,852	1,984	(2)	11,834	11,834	-0-
Public utilities	731,300	51,939	(1,113)	782,126	782,126	9
Industrial and miscellaneous	5,612,071	339,837	(50,683)	5,901,225	5,901,225	67
Asset-backed securities	68,896	4,189	(10)	73,075	73,075	1
Redeemable preferred stocks	1,576,992	80,914	(5,069)	1,652,837	1,652,837	19

Total fixed maturities	8,411,635	485,597	(60,590)	8,836,642	8,836,642	100
Equity securities:
Common stocks:
Banks and insurance companies	776	303	-0-	1,079	1,079
Industrial and all others	19,535	1	(3,226)	16,310	16,310
Non-redeemable preferred stocks	25,486	5,172	-0-	30,658	30,658

Total equity securities	45,797	5,476	(3,226)	48,047	48,047

Total fixed maturities and equity securities	$8,457,432	$491,073	$(63,816)	$8,884,689	$8,884,689

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments (continued)

	Year Ended December 31,
	2006	2005	2004
Net investment income is summarized as follows:
Fixed maturities	$604,405	$584,198	$555,082
Equity securities	3,503	2,986	2,611
Policy loans	23,328	22,377	21,526
Other long-term investments	8,731	7,117	11,816
Short-term investments	6,980	2,882	1,118

	646,947	619,560	592,153
Less investment expense	(18,201)	(16,492)	(15,118)

Net investment income	$628,746	$603,068	$577,035

An analysis of realized gains (losses) from investments is as follows:
Realized investment gains (losses):
Fixed maturities	$(4,735)	$778	$1,711
Equity securities	(2,193)	-0-	4,675
Mortgages	5,783	-0-	1,158
Loss on redemption of debt	(5,893)	-0-	-0-
Valuation of interest rate swaps	(4,548)	(8,290)	(8,203)
Spread on interest rate swaps (cash settlements)	491	7,393	23,319
Other	328	399	(444)

	(10,767)	280	22,216
Applicable tax	3,513	(255)	(7,776)

Realized gains (losses) from investments, net of tax	$(7,254)	$25	$14,440

An analysis of the net change in unrealized investment gains (losses) is as follows:
Equity securities	$(1,110)	$(4,689)	$(1,351)
Fixed maturities available for sale	(195,624)	(224,289)	18,490

Net change in unrealized gains (losses) on securities	$(196,734)	$(228,978)	$17,139

A schedule of fixed maturities by contractual maturity at December 31, 2006 is shown below on an amortized cost basis and on a fair value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$379,850	$382,259
Due from one to five years	1,987,747	2,055,219
Due from five to ten years	444,558	473,286
Due after ten years	5,903,490	6,026,523

	8,715,645	8,937,287
Mortgage-backed and asset- backed securities	181,756	189,497

	$8,897,401	$9,126,784

Proceeds from sales of fixed maturities available for sale were $183.2 million in 2006, $78.0 million in 2005, and $46.0 million in 2004. Gross gains realized on those sales were $3.8 million in 2006, $7.6 million in 2005, and $3.1 million in 2004. Gross losses were $7.5 million in 2006, $13.7 million in 2005, and $2.9 million in 2004. Proceeds from sales of equity securities were $3.5 million in 2006, zero in 2005, and $32.5 million in 2004. Gross gains realized on those sales were zero in 2006 and $4.7 million in 2004. Gross losses realized on those sales were $2.2 million in 2006 and $19 thousand in 2004.

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

While all available information is taken into account, it is difficult to predict the ultimately recoverable amount of a distressed or impaired security. As of December 31, 2006, Torchmark has no information available to cause it to believe that any of its investments are other-than-temporarily impaired.

The following tables disclose unrealized investment losses by class of investment at December 31, 2006 and December 31, 2005. Torchmark considers these investments to be only temporarily impaired.

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES

At December 31, 2006

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency	$5,465	$(4)	$2,694	$(27)	$8,159	$(31)
Government-sponsored enterprises	44,284	(936)	232,632	(4,000)	276,916	(4,936)
Other mortgage-backed securities	3	-0-	-0-	-0-	3	-0-
States, municipalities, & political subdivisions	245	(4)	1,139	(52)	1,384	(56)
Foreign governments	708	(9)	-0-	-0-	708	(9)
Corporates	1,392,469	(31,229)	748,183	(53,349)	2,140,652	(84,578)

Total fixed maturities	1,443,174	(32,182)	984,648	(57,428)	2,427,822	(89,610)
Equities	-0-	-0-	10,557	(3,286)	10,557	(3,286)

Total	$1,443,174	$(32,182)	$995,205	$(60,714)	$2,438,379	$(92,896)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments (continued)

At December 31, 2005

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency	$1,137	$(9)	$3,637	$(36)	$4,774	$(45)
Government-sponsored enterprises	214,830	(2,378)	23,750	(1,250)	238,580	(3,628)
States, municipalities, & political subdivisions	-0-	-0-	1,148	(40)	1,148	(40)
Foreign governments	691	(2)	-0-	-0-	691	(2)
Corporates	962,850	(40,086)	121,087	(16,789)	1,083,937	(56,875)

Total fixed maturities	1,179,508	(42,475)	149,622	(18,115)	1,329,130	(60,590)
Equities	16,308	(3,226)	-0-	-0-	16,308	(3,226)

Total	$1,195,816	(45,701)	149,622	(18,115)	1,345,438	(63,816)

As of December 31, 2006, Torchmark subsidiaries held 182 issues (CUSIP numbers) that had been in an unrealized loss position for less than twelve months and 139 issues that had been in an unrealized loss position twelve months or longer. At December 31, 2006, Torchmark’s entire fixed-maturity and equity portfolio consisted of 2,199 issues.

Other long-term investments consist of the following:

	December 31,
	2006	2005
Mortgage loans, at cost	$19,739	$31,043
Investment real estate, at depreciated cost*	8,396	12,414
Interest-rate swaps	-0-	5,101
Low-income housing interests	10,185	13,131
Other	11,361	9,881

Total	$49,681	$71,570

*Includes $6.1 million and $6.2 million of properties partially occupied by Torchmark subsidiaries at December 31, 2006 and 2005, respectively.

The estimated fair value of mortgage loans was approximately $20 million at December 31, 2006 and $31 million at December 31, 2005. Accumulated depreciation on investment real estate was $21.7 million and $21.1 million at December 31, 2006 and 2005, respectively.

Torchmark had $2 million in investment real estate at December 31, 2006, which was nonincome producing during the previous twelve months. Torchmark had no nonincome producing fixed maturities or other long-term investments during the twelve months ended December 31, 2006.

During 2004, Torchmark decided to reduce its exposure to mortgage loans. As a result, it sold mortgages with a carrying value of $75.7 million for proceeds of $74.4 million, resulting in a small loss. In 2006, additional mortgages with a carrying value of $10.2 million were sold for proceeds of $16.0 million. Both of these sales included mortgages previously written down. As more fully described in Note 15—Related Party Transactions, these mortgages were sold to MidFirst Bank, the Chairman of the Board of Directors of whose parent company was also a Torchmark director until April, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Deferred Acquisition Costs and Value of Insurance Purchased

An analysis of deferred acquisition costs and the value of insurance purchased is as follows:

	2006		2005		2004
	Deferred Acquisition Costs	Value of Insurance Purchased	Deferred Acquisition Costs	Value of Insurance Purchased	Deferred Acquisition Costs	Value of Insurance Purchased
Balance at beginning of year	$2,698,049	$70,355	$2,506,216	$77,116	$2,330,010	$89,849
Additions:
Deferred during period:
Commissions	304,476	-0-	304,915	-0-	313,261	-0-
Other expenses	248,060	-0-	214,852	-0-	201,936	-0-

Total deferred	552,536	-0-	519,767	-0-	515,197	-0-
Foreign exchange adjustment	16	2	976	20	2,897	62
Adjustment attributable to unrealized investment losses(1)	12,374	-0-	14,268	-0-	-0-	-0-

Total additions	564,926	2	535,011	20	518,094	62

Deductions:
Amortized during period	(372,324)	(5,166)	(343,178)	(6,781)	(334,454)	(12,795)
Unlocking adjustment(2)	-0-	-0-	-0-	-0-	(4,130)	-0-
Adoption of SOP 03-01	-0-	-0-	-0-	-0-	(2,776)	-0-
Adjustment attributable to unrealized investment gains(1)	-0-	-0-	-0-	-0-	(528)	-0-

Total deductions	(372,604)	(5,166)	(343,178)	(6,781)	(341,888)	(12,795)

Balance at end of year	$2,890,651	$65,191	$2,698,049	$70,355	$2,506,216	$77,116

(1)	Represents amounts pertaining to investments relating to universal life-type products.
(2)	The unlocking adjustment resulted from revisions to actuarial assumptions related to guaranteed minimum death benefits in Torchmark’s variable annuity business.

The amount of interest accrued on the unamortized balance of value of insurance purchased was $3.8 million, $4.1 million, and $4.8 million for the years ended December 31, 2006, 2005, and 2004, respectively. The average interest rates used for the years ended December 31, 2006, 2005, and 2004 were 5.7%, 5.6%, and 5.7%, respectively. The estimated amortization, net of interest accrued, on the unamortized balance at December 31, 2006 during each of the next five years is: 2007, $4.7 million; 2008, $4.4 million; 2009, $4.1 million; 2010, $3.8 million; and 2011, $3.5 million.

In the event of lapses or early withdrawals in excess of those assumed, deferred acquisition costs and the value of insurance purchased may not be recoverable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 5—Future Policy Benefit Reserves

A summary of the assumptions used in determining the liability for future policy benefits at December 31, 2006 is as follows:

Individual Life Insurance

Interest assumptions:

Years of Issue	Interest Rates	Percent of Liability
1917-2006	2.5% to 5.5%	14
1985-2006	6.0%	28
1986-1994	7.0% graded to 6.0%	10
1954-2000	8.0% graded to 6.0%	12
1951-1985	8.5% graded to 6.0%	5
2000-2006	7.0%	12
1984-2006	Interest Sensitive	19

		100

Mortality assumptions:

For individual life, the mortality tables used are various statutory mortality tables and modifications of:

1950-54	Select and Ultimate Table
1954-58	Industrial Experience Table
1955-60	Ordinary Experience Table
1965-70	Select and Ultimate Table
1955-60	Inter-Company Table
1970	United States Life Table
1975-80	Select and Ultimate Table
X-18	Ultimate Table
2001	Valuation Basic Table

Withdrawal assumptions:

Withdrawal assumptions are based on Torchmark’s experience.

Individual Health Insurance

Interest assumptions:

Years of Issue	Interest Rates	Percent of Liability
1955-2006	2.5% to 4.5%	3
1993-2006	6.0%	56
1986-1992	7.0% graded to 6.0%	26
1955-2000	8.0% graded to 6.0%	11
1951-1986	8.5% graded to 6.0%	1
2001-2006	7.0%	3

		100

Morbidity assumptions:

For individual health, the morbidity assumptions are based on either Torchmark’s experience or the assumptions used in calculating statutory reserves.

Termination assumptions:

Termination assumptions are based on Torchmark’s experience.

Overall Interest Assumptions:

The overall average interest assumption for determining the liability for future life and health insurance benefits in 2006 was 6.0%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 6—Liability for Unpaid Health Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Year Ended December 31,
	2006	2005	2004
Balance at beginning of year	$162,036	$180,843	$171,012
Incurred related to:
Current year	767,272	654,994	677,344
Prior year	(12,097)	(16,535)	(5,195)

Total incurred	755,175	638,459	672,149
Paid related to:
Current year	633,269	504,648	512,940
Prior year	138,149	152,618	149,378

Total paid	771,418	657,266	662,318

Balance at end of year	$145,793	$162,036	$180,843

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

The liability for unpaid health claims is included with “Policy claims and other benefits payable” on the Consolidated Balance Sheets.

Note 7—Supplemental Disclosures of Cash Flow Information

The following table summarizes Torchmark’s noncash transactions, which are not reflected on the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2006	2005	2004
Paid-in capital from tax benefit for stock option exercises	$3,072	$36,545	$4,748
Other stock-based compensation not involving cash	6,575	1,375	986
Commitments for low-income housing interests	23,320	54,549	11,250

The following table summarizes certain amounts paid during the period:

	Year Ended December 31,
	2006	2005	2004
Interest paid	$56,662	$48,272	$43,985
Income taxes paid	167,367	105,100	145,852

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 8—Income Taxes

Torchmark and its subsidiaries file a life-nonlife consolidated Federal income tax return.

The components of income taxes were as follows:

	Year Ended December 31,
	2006	2005	2004
Income tax expense	$254,939	$236,131	$245,083
Change in accounting principle	-0-	-0-	(3,857)
Shareholders’ equity:
Unrealized gains (losses)	(69,452)	(73,680)	10,292
Tax basis compensation expense (from the exercise of stock options) in excess of amounts recognized for financial reporting purposes	(3,072)	(36,545)	(4,748)

	$182,415	$125,906	$246,770

Income tax expense consists of:

	Year Ended December 31,
	2006	2005	2004
Current income tax expense	$151,841	$131,491	$139,522
Deferred income tax expense	103,098	104,640	105,561

	$254,939	$236,131	$245,083

In 2006, 2005, and 2004, deferred income tax expense was incurred because of certain differences between net income before income taxes as reported on the Consolidated Statements of Operations and taxable income as reported on Torchmark’s income tax returns. As explained in Note 1—Significant Accounting Policies, these differences caused the financial statement book values of some assets and liabilities to be different from their respective tax bases.

The effective income tax rate differed from the expected 35% rate as shown below:

	Year Ended December 31,
	2006	%	2005	%	2004	%
Expected income taxes	$270,750	35.0%	$256,032	35.0%	$252,280	35.0%

Increase (reduction) in income taxes resulting from:
Tax-exempt investment income	(1,496)	(.2)	(2,458)	(.3)	(2,597)	(.4)
Tax settlements	(11,607)	(1.5)	(15,989)	(2.2)	(3,003)	(.4)
Low income housing investments	(3,063)	(.4)	(1,282)	(.2)	(47)	-0-
Other	355	-0-	(172)	-0-	(1,550)	(.2)

Income tax expense	$254,939	32.9%	$236,131	32.3%	$245,083	34.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 8—Income Taxes (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2006	2005
Deferred tax assets:
Present value of future policy surrender charges	$7,701	$12,586
Carryover of nonlife net operating losses	6,801	7,105
Other assets and other liabilities, principally due to the current nondeductibility of certain accrued expenses for tax purposes	5,785	11,654

Total gross deferred tax assets	20,287	31,345
Deferred tax liabilities:
Unrealized investment gains	78,055	147,507
Deferred acquisition costs	733,955	685,253
Future policy benefits, unearned and advance premiums, and policy claims	240,471	200,756
Other	8,385	4,762

Total gross deferred tax liabilities	1,060,866	1,038,278

Net deferred tax liability	$1,040,579	$1,006,933

Torchmark’s Federal income tax returns are routinely audited by the Internal Revenue Service (IRS). In the fourth quarter of 2005, the Appeals division of the IRS and Torchmark agreed to settle all issues with respect to the Company’s 1996 and 1997 tax years. In the fourth quarter of 2006, the Appeals division of the IRS and Torchmark agreed to settle all issues with respect to the Company’s 1998, 2001, and 2002 tax years. As a result, Torchmark recorded a $15.9 million tax benefit in 2005 and a $7.4 million tax benefit in 2006 to reflect the impact of these settlements on the tax years covered by the examinations as well as all other tax years prior to 2006 to which the settled issues apply. The benefits relate primarily to Torchmark’s computation of the dividends received deduction on its separate account assets and the amount of life insurance reserves for income tax purposes. The statutes of limitation for the assessment of additional tax are closed for the 1999 and 2000 tax years. The IRS has substantially completed its examination of Torchmark’s 2003 and 2004 tax years. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from the completed examinations, future tax examinations, and other tax-related matters for all open tax years.

For the tax years 1993 through 1998, Torchmark filed unitary state income tax returns with certain of its subsidiaries, including subsidiaries disposed of in 1998. Disputes arose regarding whether Torchmark was entitled to receive certain state tax benefit payments relating to these unitary returns. In 2006, an arbitration panel ruled in favor of the Company and payments of the state income taxes in dispute were made to Torchmark. As a result, Torchmark recorded a state income tax benefit of $4.3 million, net of federal income tax.

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

Torchmark has net operating loss carryforwards of approximately $19.4 million at December 31, 2006 of which $78 thousand expire in 2008; $3.8 million expire in 2020; $4.7 million expire in 2021; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 8—Income Taxes (continued)

$10.8 million expire in 2025. A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded relating to Torchmark’s deferred tax assets since, in management’s judgment, Torchmark will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

Note 9—Postretirement Benefits

Pension Plans: Torchmark has noncontributory retirement benefit plans and contributory savings plans which cover substantially all employees. There is also a nonqualified, noncontributory excess benefit pension plan which covers certain employees. The total cost of these retirement plans charged to operations was as follows:

Year Ended December 31,	Defined Contribution Plans	Defined Benefit Pension Plans
2006	$3,470	$8,514
2005	3,597	5,932
2004	3,703	4,927

Torchmark accrues expense for the defined contribution plans based on a percentage of the employees’ contributions. The plans are funded by the employee contributions and a Torchmark contribution equal to the amount of accrued expense. Plan contributions are both mandatory and discretionary, depending on the terms of the plan.

Cost for the defined benefit pension plans has been calculated on the projected unit credit actuarial cost method. All plan measurements for the defined benefit plans are as of December 31 of the respective year. The defined benefit pension plan covering the majority of employees is funded. Contributions are made to this funded pension plan subject to minimums required by regulation and maximums allowed for tax purposes. Defined benefit plan contributions were $12.0 million in 2006, $12.0 million in 2005, and $10.7 million in 2004. Torchmark estimates as of December 31, 2006 that it will contribute an amount not to exceed $20 million to these plans in 2007. The actual amount of contribution may be different from this estimate.

The excess benefit pension plan provides the benefits that an employee would have otherwise received from a defined benefit pension plan in the absence of the Internal Revenue Code’s limitation on benefits payable under a qualified plan. This plan is limited to a select group of employees and was closed as of December 31, 1994. Although this plan is unfunded, pension cost is determined in the same manner as for the funded plans. Liability for the excess benefit plan was $6.1 million at December 31, 2006 and $5.8 million at December 31, 2005.

In January, 2007, Torchmark approved and implemented a new Supplemental Executive Retirement Plan (SERP), which provides to a limited number of executives an additional supplemental defined pension benefit. The supplemental benefit is based on the participant’s qualified plan benefit without consideration to the regulatory limits on compensation and benefit payments applicable to qualified plans, except that eligible compensation is capped at $1 million. Initially, the projected benefit obligation of this plan is estimated to be approximately $15 million. Before mid-2007, this amount will be placed in a “Rabbi” trust, and contributions will be added periodically to fund the plan’s obligations. Pension cost is determined in the same manner as the qualified defined benefit plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

Plan assets in the funded plan consist primarily of investments in marketable fixed maturities and equity securities and are valued at fair market value. The following table presents the assets of Torchmark’s defined benefit pension plan by component for the years ended December 31, 2006 and 2005.

Pension Assets by Component

	December 31, 2006		December 31, 2005
	Amount	%	Amount	%
Corporate debt	$48,720	25	$46,030	25
Other fixed maturities	962	1	1,122	1
Equity securities	143,233	72	131,846	71
Short-term investments	2,565	1	5,492	3
Other	2,314	1	279	-0-

Total	$197,794	100	$184,769	100

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

Portfolio risk is managed through quality standards, diversification, and continuous monitoring. Equities must be listed on major exchanges and adequate market liquidity is required. Fixed maturities must be rated investment grade at purchase by a major rating agency. Short-term investments in commercial paper must be rated at least A-2 by Standard & Poor’s with the issuer rated investment grade. Invested cash is limited to banks rated A or higher. Investments outside of the aforementioned list are not permitted, except by prior approval of the Plan’s Trustees. At December 31, 2006, there were no restricted investments contained in the portfolio.

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

Weighted Average Pension Plan Assumptions

For Benefit Obligations at December 31:

	2006	2005
Discount Rate	6.15%	5.54%
Rate of Compensation Increase	3.85	3.85

For Periodic Benefit Cost for the Year:

	2006	2005	2004
Discount Rate	5.54%	6.04%	6.29%
Expected Long-Term Returns	9.00	9.00	8.70
Rate of Compensation Increase	3.85	3.84	3.78

The discount rate is determined based on the expected duration of Plan liabilities. A yield is then derived based on the current market yield of a hypothetical portfolio of high-quality corporate bonds which match the liability duration. The rate of compensation increase is projected based on Company experience, modified as appropriate for future expectations. The expected long-term rate of return on plan assets is management’s best estimate of the average rate of earnings expected to be received on the assets invested in the plan over the benefit period. In determining this assumption, consideration is given to the historical rate of return earned on the assets, the projected returns over future periods, and the spread between the long-term rate of return on plan assets and the discount rate used to compute benefit obligations.

Net periodic pension cost for the defined benefit plans by expense component was as follows:

	Year Ended December 31,
	2006	2005	2004
Service cost—benefits earned during the period	$8,270	$7,412	$6,753
Interest cost on projected benefit obligation	12,200	11,392	10,659
Expected return on assets	(16,055)	(14,368)	(12,868)
Amortization of prior service cost	118	112	60
Recognition of net actuarial (gain) loss	3,981	1,384	323

Net periodic pension cost	$8,514	$5,932	$4,927

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

The following table presents a reconciliation from the beginning to the end of the year of the projected benefit obligation and plan assets. This table also presents a reconciliation of the plans’ funded status with the amounts recognized on Torchmark’s Consolidated Balance Sheets.

	Pension Benefits For the year ended December 31,
	2006	2005
Changes in benefit obligation:
Obligation at beginning of year	$220,036	$186,151
Service cost	8,270	7,412
Interest cost	12,200	11,392
Actuarial loss (gain)	(15,135)	26,908
Benefits paid	(21,150)	(11,827)
Plan amendments	279	-0-

Obligation at end of year	204,500	220,036

Changes in plan assets:
Fair value at beginning of year	184,769	180,339
Return on assets	21,634	3,722
Contributions	12,541	12,535
Benefits paid	(21,150)	(11,827)

Fair value at end of year	197,794	184,769

Funded status at year end	$(6,706)	(35,267)

Unrecognized amounts at year end:
Unrecognized actuarial loss (gain)		37,369
Unrecognized prior service cost	N/A	874
Unrecognized transition obligation		(40)

Net amount recognized at year end		$2,936

Amounts recognized consist of:
Prepaid benefit cost		$12,165
Accrued benefit liability	N/A	(9,229)
Intangible asset		-0-

Net amount recognized at year end		$2,936

Amounts recognized in accumulated other comprehensive income as of December 31, 2006 consist of:
Net loss (gain)	$12,711
Prior service cost	1,036
Transition obligation	(33)

Net amounts recognized at year end	$13,714

The portion of other comprehensive income that is expected to be reflected in pension expense in 2007 is as follows:

Amortization of prior service cost	$130
Amortization of net loss (gain)	330
Amortization of transition obligation	(7)

Total	$453

The accumulated benefit obligation (ABO) for Torchmark’s funded defined benefit pension plan was $168.4 million and $183.1 million at December 31, 2006 and 2005, respectively. Plan assets exceeded the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

ABO in Torchmark’s funded pension plan at both December 31, 2006 and 2005. In the unfunded plans, the ABO was $11.5 million at December 31, 2006 and $11.3 million at December 31, 2005.

Torchmark has estimated its expected pension benefits to be paid over the next ten years as of December 31, 2006. These estimates use the same assumptions that measure the benefit obligation at December 31, 2006, taking estimated future employee service into account. Those estimated benefits are as follows:

For the year(s)

2007	$9,421
2008	12,712
2009	11,571
2010	11,304
2011	12,915
2012-2016	72,137

These estimated payments do not include projected payments under the SERP that was adopted January, 2007.

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

The components of net periodic postretirement benefit cost for plans other than pensions are as follows:

	Year Ended December 31,
	2006	2005	2004
Service cost	$731	$735	$768
Interest cost on accumulated postretirement benefit obligation	927	891	879
Expected return on plan assets	-0-	-0-	-0-
Amortization of prior service cost	-0-	-0-	-0-
Recognition of net actuarial (gain) loss	(278)	(211)	(440)

Net periodic postretirement benefit cost	$1,380	$1,415	$1,207

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

The following table presents a reconciliation of the benefit obligation and plan assets from the beginning to the end of the year. As these plans are unfunded and all amounts are recognized, funded status is equivalent to the accrued benefit liability.

	Benefits Other Than Pensions For the year ended December 31,
	2006	2005
Changes in benefit obligation:
Obligation at beginning of year	$13,680	$13,040
Service cost	731	735
Interest cost	927	891
Actuarial loss (gain)	(278)	(211)
Benefits paid	(856)	(775)

Obligation at end of year	14,204	13,680

Changes in plan assets:
Fair value at beginning of year	-0-	-0-
Return on assets	-0-	-0-
Contributions	856	775
Benefits paid	(856)	(775)

Fair value at end of year	-0-	-0-

Funded status at year end	$(14,204)	$(13,680)

No amounts were unrecognized at the respective year ends.

The table below presents the assumptions used to determine the liabilities and costs of Torchmark’s post-retirement benefit plans other than pensions.

Weighted Average Assumptions for Post-Retirement

Benefit Plans Other Than Pensions

For Benefit Obligations at December 31:
	2006	2005
Discount Rate	6.22%	7.00%
Rate of Compensation Increase	4.50	4.50

For Periodic Benefit Cost for the Year:
	2006	2005	2004
Discount Rate	7.00%	7.05%	7.25%
Rate of Compensation Increase	4.50	4.50	4.50

For measurement purposes of the healthcare benefits, a range of 7-10% annual rate of increase in per capita cost of covered healthcare benefits was assumed for the years 2004 through 2006. Torchmark has assumed that the health care cost trend rate will remain stable at the 7-10% range in future periods. This trend rate assumption could have a significant effect on the amounts reported. However, because participants substantially pay the cost of this benefit, a 1% increase or decrease in the health care cost trend rate is not expected to have a significant effect in the service and interest cost components, nor is the effect on the plan’s benefit obligation expected to exceed $1 thousand.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 10—Debt

An analysis of debt at carrying value is as follows:

	December 31,
	2006		2005
	Short-term Debt	Long-term Debt	Short-term Debt	Long-term Debt
Funded Debt:
Senior Debentures, due 2009		$99,528		$99,553
Notes, due 2023		162,842		166,007
Notes, due 2013		93,290		93,205
Senior Notes, due 2006			$179,852
Senior Notes, due 2016		246,120
Issue Expenses(1)		(4,243)		(5,502)

Subtotal long-term debt		597,537	179,852	353,263
Junior Subordinated Debentures, due 2041(2)				154,639
Junior Subordinated Debentures, due 2046(2)		123,711

Total funded debt		721,248	179,852	507,902
Commercial paper	$169,736		201,653

	$169,736	$721,248	$381,505	$507,902

(1)	Unamortized issue expenses related to Trust Preferred Securities.
(2)	Junior Subordinated Debentures included in “Due to affiliates” on the Consolidated Balance Sheets.

The amount of debt that becomes due during each of the next five years is: 2007—$170,000; 2008—$0; 2009—$99,450; 2010—$0; 2011—$0; and thereafter—$633,373.

Funded debt: The following table presents detailed information about the terms of Torchmark’s funded debt.

Selected Information about Debt Issues as of December 31, 2006

Instrument	Annual Percentage Rate	Issue Date	Maturity Date	Outstanding Principle (Par Value)	Outstanding Principle (Book Value)	Outstanding Principle (Fair Value)		Periodic Interest Payments Due	Earliest Call Date
Senior Debentures, due 2009(1)	8.250%	8/89	8/15/09	$99,450	$99,528	$106,461		2/15 & 8/15	Not callable
Notes, due 2023(1)	7.875%	5/93	5/15/23	165,612	162,842	200,954		5/15 & 11/15	Not callable
Notes, due 2013(1)	7.375%	7/93	8/1/13	94,050	93,290	104,142		2/1 & 8/1	Not callable
Senior Notes, due 2016(1)	6.375%	6/06	6/15/16	250,000	246,120	264,725		6/15 & 12/15	Not callable
Junior Subordinated Debentures(2)	7.100%	6/06	6/1/46	123,711	123,711	128,064	(3)	quarterly(4)	6/1/11

(1)	All securities other than “Due to affiliate” have equal priority with one another.
(2)	Junior Subordinated Debentures are classified as “Due to affiliate” and are junior to other securities in priority of payment.
(3)	Fair value of trust preferreds.
(4)	Quarterly payments on the first day of March, June, Sept., and Dec.

During the second quarter of 2006, Torchmark established Torchmark Capital Trust III (Trust III) to facilitate the public offering of 4.8 million shares of $25 par value Trust Preferred Securities. Trust III completed the offering on June 8, 2006 for total proceeds of $120 million. It then exchanged $3.7 million of its common stock and the $120 million of proceeds from the offering for $123.7 million of Torchmark Junior Subordinated Debentures, due June 1, 2046. Trust III pays quarterly dividends on the Trust Preferred Securities at an annual rate of 7.1%, and receives quarterly payments at the same annual rate from Torchmark on the Junior Subordinated Debentures. All payments due to be paid by Trust III on the Trust Preferred Securities are guaranteed by Torchmark (see Note 14). The securities are redeemable on June 1, 2046, and first callable by Trust III on June 1, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 10—Debt (continued)

Trust III is a variable interest entity in which Torchmark is not the primary beneficiary under GAAP. Therefore, Torchmark is prohibited from consolidating Trust III even though it has 100% ownership, complete voting control, and has guaranteed the performance of Trust III. Accordingly, Torchmark carries its 7.1% Junior Subordinated Debentures due to Trust III as a liability under the caption “Due to Affiliates” on its Consolidated Balance Sheets. Expenses of $4.3 million related to the offering reduce long-term debt and are amortized over the forty-year redemption period.

On June 20, 2006, Torchmark issued $250 million principal amount of 6 3/8% Senior Notes due June 15, 2016. Interest on the Notes is payable semi-annually and commenced on December 15, 2006. Proceeds from the issuance of this debt, net of expenses, were $246 million. The Notes are redeemable by Torchmark in whole or in part at any time subject to a “make-whole” premium, whereby the Company would be required to pay the greater of the full principal amount of the Notes or otherwise the present value of the remaining repayment schedule of the Notes discounted at a rate of interest equivalent to the rate of a United States Treasury security of comparable term plus a spread of 25 basis points.

On November 2, 2006, Torchmark’s 7¾% Trust Preferred Securities were called and redeemed in the amount of $150 million plus accrued dividends. These securities were originally issued in 2001 as preferred securities of Torchmark’s Capital Trusts I and II, deconsolidated variable interest entities similar to Capital Trust III. Upon redemption of these securities, Capital Trusts I and II were liquidated. A loss of $3.6 million after tax was recorded on this redemption. Additionally, on December 15, 2006, Torchmark’s $180 million of 6¼% Senior Notes, due 2006, matured and were repaid with accrued interest.

Torchmark originally intended to use the net proceeds from both of the new security offerings to repay the $180 million 6¼% Senior Notes and to redeem the $150 million of 7¾% Trust Preferred Securities in the fourth quarter of 2006. Because interest rates on long-term investments trended higher around the time of the offerings, the Company invested substantially all of the proceeds in long-term investments. As a result, the Company funded both debt repayments with a combination of internally generated cash flow and commercial paper borrowings.

During June, 2006, Torchmark acquired with the intent to retire $3.3 million par value of Torchmark’s 7 7/8% Notes due 2023 at a cost of $3.7 million. This transaction resulted in an after-tax realized loss of $270 thousand.

Interest rate swaps: Torchmark previously entered into agreements with certain banks for which it received from the banks fixed-rate payments that matched the coupons that it paid to the holders of certain of its debt instruments, and made floating-rate payments based on LIBOR rates to the banks. As of January 1, 2004, three such swaps were outstanding. All of Torchmark’s swaps were carried at fair value and classified as “Other long-term investments” on the Consolidated Balance Sheets. In August, 2004, Torchmark entered into two new swap agreements exchanging its fixed 8.25% interest rate of the Senior Debentures due 2009 and its fixed 7.375% interest rate of the Notes due 2013 for variable rates. These swaps were disposed of in September, 2005 for proceeds of $239 thousand. As of September 30, 2004, a swap on Torchmark’s previous 9.18% Monthly Income Preferred Securities expired. Torchmark sold its two remaining interest-rate swaps in June, 2006, as rising short-term rates continued to reduce future prospects for positive interest-rate spreads. These sold swaps exchanged the fixed-interest commitments for floating-rate commitments on Torchmark’s 6¼% Senior Notes ($180 million notional amount) and the 7¾% Trust Preferred Securities ($150 million notional amount). Torchmark received $63 thousand in net proceeds from the sales of these swaps. No gain or loss was recognized on any of the sales of the swaps. Swaps that qualify as hedges do not affect earnings on a periodic basis. Changes in the fair value of these swaps are offset by an adjustment of the carrying value of the related Notes in like amount each period. The swap related to the 6¼% Senior Notes and the swap on the 8¼% Senior Debentures qualified as hedges under accounting rules. However, when sold, the cost basis of the underlying Note is adjusted for the value of the swap, causing an increase or decrease in the future amortization of that security. Swaps which do not qualify as hedges are revalued each period with such changes in value reflected in realized gains and losses as incurred. The other two sold swaps did not qualify as hedges. As of December 31, 2006, no interest-rate swaps were in place.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 10—Debt (continued)

Terms of the various swaps held by Torchmark during the three years ended December 31, 2006 are as follows:

Selected Information About Interest Rate Swaps

Related Debt	Date Disposed	Original Expiration	Hedge Y/N	Notional Amount	Fixed Rate	Floating LIBOR base	Additional basis points	Reset period
Senior Notes, due 12/06	06/06	12/06	Yes	$180,000	6.250%	six-month	120.5	six months
Trust Preferred Securities, due 11/41	06/06	11/11	No	150,000	7.750%	three-month	221.0	three months
Monthly Income Preferred Securities*	09/04	09/04	No	200,000	9.180%	one-month	139.0	one month
Senior Debentures, due 8/09	09/05	08/09	Yes	99,450	8.250%	six-month	391.0	six months
Notes, due 8/13	09/05	08/09	No	100,000	7.375%	six-month	305.0	six months

*	$200 million of Monthly Income Preferred Securities were redeemed in full in 2001, but the related swap was retained until expiration on September 30, 2004.

The following table summarizes the pretax impact of interest-rate swaps on Torchmark’s operating results.

	Net Cash Settlements Received by Instrument*			Valuation Adjustment by Instrument
Related Debt	2006	2005	2004	2006	2005	2004
Senior Notes, due 12/06 (hedge)**	$275	$3,131	$6,101	$-0-	$-0-	$-0-
Trust Preferred Securities, due 11/41**	216	2,478	5,552	(4,548)	(6,104)	(850)
Monthly Income Preferred Securities***	-0-	-0-	9,777	-0-	-0-	(9,668)
Senior Debentures, due 8/09 (hedge)****	-0-	920	961	-0-	-0-	-0-
Notes, due 8/13****	-0-	864	928	-0-	(2,186)	2,315

	$491	$7,393	$23,319	$(4,548)	$(8,290)	$(8,203)

*	Due to the Securities and Exchange Commission’s interpretive guidance concerning SFAS 133, the benefit of the interest spread has been reclassified from “Interest expense” to “Realized investment losses.”
**	Swaps sold in June, 2006.
***	Expired in September, 2004.
****	Swaps sold in September, 2005.

Commercial Paper: On November 18, 2004, Torchmark entered into a credit facility with a group of lenders allowing unsecured borrowings and stand-by letters of credit up to $600 million. Originally a five-year facility set to terminate on November 18, 2009, the lending banks agreed in August, 2006 to extend the maturities to August 31, 2011. As a part of the facility, the Company has the ability to request up to $175 million in letters of credit to be issued against the facility. The credit facility is further designated as a back-up credit line for a commercial paper program, whereby Torchmark may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million less any letters of credit issued. Interest is charged at variable rates. At December 31, 2006, Torchmark had $170 million face amount ($170 million carrying amount) of commercial paper outstanding, $163 million of letters of credit issued, and no borrowings under the line of credit. During 2006, the short term borrowings under the combined facilities averaged approximately $166 million, and were made at an average yield of 5.0%, compared with 3.3% a year earlier. The facility does not have a ratings-based acceleration trigger which would require early payment. A facility fee is charged for the entire $600 million facility at a rate of 8 basis points. For letters of credit issued, there is an issuance fee of 22 basis points and a fronting fee of 7.5 basis points. Additionally, if borrowings on both the line of credit and letters of credit exceed 50% of the total $600 million facility, there is a usage fee of 7.5 basis points. During 2006, Torchmark’s usage of the facility was below this threshold and no usage fee was required. Torchmark is subject to certain covenants for the agreements regarding capitalization and earnings, with which it was in compliance at December 31, 2006. Borrowings on this facility are reported as short-term debt on the Consolidated Balance Sheets.

There was no capitalized interest during the three years ended December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 11—Shareholders’ Equity

Share Data: A summary of preferred and common share activity is as follows:

	Preferred Stock		Common Stock
	Issued	Treasury Stock	Issued	Treasury Stock
2004:
Balance at January 1, 2004	-0-	-0-	113,783,658	(1,069,053)
Issuance of common stock due to exercise of stock options				763,592
Treasury stock acquired				(5,534,276)
Retirement of treasury stock			(5,000,000)	5,000,000

Balance at December 31, 2004	-0-	-0-	108,783,658	(839,737)
2005:
Issuance of common stock due to exercise of stock options			91,090	5,835,740
Treasury stock acquired				(10,301,852)
Retirement of treasury stock			(4,000,000)	4,000,000

Balance at December 31, 2005	-0-	-0-	104,874,748	(1,305,849)
2006:
Grants of restricted stock				28,000
Issuance of common stock due to exercise of stock options				507,259
Treasury stock acquired				(5,989,531)
Retirement of treasury stock			(5,000,000)	5,000,000

Balance at December 31, 2006	-0-	-0-	99,874,748	(1,760,121)

Acquisition of Common Shares: Torchmark shares are acquired from time to time through open market purchases under the Torchmark stock repurchase program when it is believed to be the best use of Torchmark’s excess cash flows. Share repurchases under this program were 5.6 million shares at a cost of $320 million in 2006, 5.6 million shares at a cost of $300 million in 2005, and 5.2 million shares at a cost of $268 million in 2004. When stock options are exercised, proceeds from the exercises are generally used to repurchase approximately the number of shares available with those funds, in order to reduce dilution. Shares repurchased for dilution purposes were 415 thousand shares at a cost of $24 million in 2006, 4.7 million shares costing $255 million in 2005, and 313 thousand shares at a cost of $17 million in 2004.

Retirement of Treasury Stock: Torchmark retired 5 million shares of treasury stock in December, 2006, 4 million in 2005, and 5 million in 2004.

Restrictions: Restrictions exist on the flow of funds to Torchmark from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. Dividends from insurance subsidiaries of Torchmark are limited to the greater of statutory net gain from operations, excluding capital gains and losses, on an annual noncumulative basis, or 10% of surplus, in the absence of special regulatory approval. Additionally, insurance company distributions are generally not permitted in excess of statutory surplus. Subsidiaries are also subject to certain minimum capital requirements. In 2006, subsidiaries of Torchmark paid $428 million in dividends to the parent company. During 2007, a maximum amount of $434 million is expected to be available to Torchmark from subsidiaries without regulatory approval.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 11—Shareholders’ Equity (continued)

Earnings Per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	2006	2005	2004
Basic weighted average shares outstanding	99,732,608	104,735,466	110,106,078
Weighted average dilutive options outstanding	1,379,549	1,015,947	1,801,723

Diluted weighted average shares outstanding	101,112,157	105,751,413	111,907,801

Stock options to purchase 21 thousand shares, 3.8 million shares, and 83 thousand shares during the years 2006, 2005, and 2004, respectively, are considered to be anti-dilutive and are excluded from the calculation of diluted earnings per share. Income available to common shareholders for basic earnings per share is equivalent to income available to common shareholders for diluted earnings per share.

Note 12—Stock-Based Compensation

Certain employees, directors, and consultants have been granted fixed equity options to buy shares of Torchmark stock at the market value of the stock on the date of grant, under the provisions of the Torchmark stock option plans. The options are exercisable during the period commencing from the date they vest until expiring according to the terms of the grant. Options generally expire the earlier of employee termination or option contract term, which ranges from seven to eleven years. Employee and consultant stock options generally vest one-half in two years and one-half in three years. Formula-based director grants generally vest in six months. Stock options awarded in connection with compensation deferrals by certain directors and executives generally vest over a range of six to ten years. All options vest immediately upon the attainment of age 65, subject to a minimum vesting period of one year for employees or six months for directors. Torchmark generally issues shares for the exercise of stock options from treasury stock. The Company generally uses the proceeds from option exercises to buy shares of Torchmark common stock in the open market to reduce the dilution from option exercises. The majority of Torchmark’s stock option grants are made annually in the fourth quarter.

During 2005, Torchmark shareholders approved two new stock option plans, the 2005 Employee Plan for 5,625,000 shares and the 2005 Director Plan for 375,000 shares. Upon approval of these new plans, options previously available for grant under prior plans were cancelled and were no longer available for grant. During 2006, these two plans were combined into the 2005 Stock Incentive Plan. Terms of this plan were amended to restate the Director Plan as a sub-plan of the new plan. The total number of approved shares remained at 6 million.

On December 12, 2006, nine executive officers were granted a total of 28 thousand shares of restricted stock under the 2005 Stock Incentive Plan. Fair value of Torchmark stock on that date was $63.70, resulting in an aggregate value of the grant of $1.8 million. The shares vest over a period of 5 years. None of these shares were vested as of December 31, 2006.

As described in Note 1—Significant Accounting Policies, the Company executed a voluntary option exercise and restoration program in the second quarter of 2005 whereby participants exercised vested options and received a lesser number of new options at the then current market price. As a result of this program, 5.8 million options were exercised resulting in that many shares being issued to participants, but 4.7 million shares were immediately sold by participants to pay their exercise price and their withholding taxes. Optionees retained 1.1 million shares and were issued 4.1 million new options granted at a price of $54.77 per Torchmark share, the fair value of Torchmark stock on the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 12—Stock-Based Compensation (continued)

An analysis of shares available for grant is as follows:

	Available for Grant
	2006	2005	2004
Balance at January 1	916,483	1,716,920	2,785,705
Adoption of new plans	—	6,000,000	—
Cancelled on termination of prior plans	—	(1,641,145)	—
Expired and forfeited during year	34,749	3,828	15,310
Options granted during year	(458,008)	(5,163,120)	(1,039,095)
Restricted stock granted during year	(28,000)	-0-	-0-

Balance at December 31	465,224	916,483	1,761,920

A summary of option activity for each of the years in the three years ended December 31, 2006 is presented below:

	2006	2005	2004
Stock-based compensation expense recognized*	$6,575	$977	$543
Tax benefit recognized	2,301	342	190
Weighted-average grant-date fair value of options granted	11.77	9.31	11.83
Intrinsic value of options exercised	8,394	107,104	13,841
Cash received from options exercised	21,451	217,257	26,118
Actual tax benefit received from exercises	2,938	37,486	4,844

*	No stock-based compensation expense was capitalized in any period.

	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding-beginning of year	9,912,735	$49.33	10,680,273	$39.60	10,420,080	$37.66
Granted	458,008	62.42	5,163,120	54.91	1,039,095	55.11
Exercised	(507,259)	42.29	(5,926,830)	36.66	(763,592)	34.20
Expired and forfeited	(34,749)	50.50	(3,828)	39.73	(15,310)	36.51

Outstanding-end of year	9,828,735	$50.30	9,912,735	$49.33	10,680,273	$39.60

Exercisable at end of year	8,381,117	$49.40	8,242,341	$49.32	7,942,059	$37.46

Additional information about Torchmark’s stock-based compensation as of December 31, 2006 is as follows:

Outstanding options:
Weighted-average remaining contractual term (in years)	5.52
Aggregate intrinsic value	$132,268

Exercisable options:
Weighted-average remaining contractual term (in years)	5.43
Aggregate intrinsic value	$120,318

Unrecognized compensation*	$13,414
Weighted average period of expected recognition (in years)*	2.46

*	Includes restricted stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 12—Stock-Based Compensation (continued)

Additional information concerning Torchmark’s unvested options is as follows:

Number of shares outstanding	1,447,618
Weighted-average exercise price (per share)	$55.50
Weighted-average remaining contractual term (in years)	6.05
Aggregate intrinsic value	$11,950

Torchmark expects that substantially all unvested options will vest.

The following table summarizes information about stock options outstanding at December 31, 2006.

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$15.95-$38.79	1,094,937	4.31	$34.90	964,418	$35.04
41.26- 41.26	1,343,012	4.57	41.26	1,343,012	41.26
41.75- 54.50	1,009,143	6.55	45.30	986,113	45.30
54.77- 54.77	4,068,495	5.24	54.77	4,068,495	54.77
55.05- 55.80	996,806	5.82	55.49	83,130	55.68
56.24- 56.24	869,042	7.53	56.24	864,949	56.24
56.78- 63.70	447,300	7.09	62.72	71,000	57.52

$15.95-$63.70	9,828,735	5.52	$50.30	8,381,117	$49.40

The contractual life of one option was extended in 2005 for the benefit of a retiring officer. This modification, which was accounted for under the intrinsic value method, resulted in an after-tax charge of $369 thousand. No equity awards were cash settled during the three years ended December 31, 2006.

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

Life insurance products include traditional and interest-sensitive whole life insurance as well as term life insurance. Health products are generally guaranteed-renewable and include Medicare Supplement, Medicare Part D, cancer, accident, long-term care, and limited-benefit hospital and surgical coverages. Annuities include both fixed-benefit and variable contracts. Variable contracts allow policyholders to choose from a variety of mutual funds in which to direct their deposits.

Torchmark markets its insurance products through a number of distribution channels, each of which sells the products of one or more of Torchmark’s insurance segments. The tables below present segment premium revenue by each of Torchmark’s marketing groups.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Business Segments (continued)

Torchmark Corporation

Premium By Distribution Channel

	For the Year 2006
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$40,378	3	$418,690	34	$537	2	$459,605	17
Liberty National Exclusive	300,933	20	145,024	12			445,957	16
American Income Exclusive	409,188	27	67,175	5			476,363	17
Direct Response	457,159	30	39,726	3			496,885	18
United American Branch Office	15,775	1	354,535	29			370,310	13
Military	203,218	13					203,218	7
Medicare Part D			212,382	17			212,382	8
Other	97,616	6			22,377	98	119,993	4

	$1,524,267	100	$1,237,532	100	$22,914	100	$2,784,713	100

	For the Year 2005
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$45,472	3	$441,673	43	$419	2	$487,564	19
Liberty National Exclusive	302,747	21	149,020	15			451,767	18
American Income Exclusive	380,365	26	63,623	6			443,988	18
Direct Response	424,037	29	37,774	4			461,811	18
United American Branch Office	16,891	1	322,767	32			339,658	14
Military	199,319	13					199,319	8
Other	99,457	7			24,510	98	123,967	5

	$1,468,288	100	$1,014,857	100	$24,929	100	$2,508,074	100

	For the Year 2004
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$49,834	4	$468,319	45	$262	1	$518,415	21
Liberty National Exclusive	303,965	22	163,981	15			467,946	19
American Income Exclusive	349,686	25	59,519	6			409,205	17
Direct Response	387,006	28	34,568	3			421,574	17
United American Branch Office	17,838	1	322,279	31			340,117	14
Military	186,555	13					186,555	7
Other	100,606	7			27,482	99	128,088	5

	$1,395,490	100	$1,048,666	100	$27,744	100	$2,471,900	100

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Business Segments (continued)

The measure of profitability for the investment segment is excess investment income, which represents the income earned on the investment portfolio in excess of net policy requirements and financing costs associated with Torchmark’s debt. Other than the above-mentioned interest allocations, there are no other intersegment revenues or expenses. Expenses directly attributable to corporate operations are included in the “Corporate” category. Stock-based compensation expense is considered a corporate expense by Torchmark management and is included in this category. All other unallocated revenues and expenses on a pretax basis, including insurance administrative expense, are included in the “Other” segment category. The following tables set forth a reconciliation of Torchmark’s revenues and operations by segment to its major income statement line items.

	For the Year 2006
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,524,267	$1,237,532	$22,914						$2,784,713
Net investment income				$628,292			$454	(1)	628,746
Other income					$4,024		14,462	(3,4,5)	18,486

Total revenue	1,524,267	1,237,532	22,914	628,292	4,024		14,916		3,431,945
Expenses:
Policy benefits	1,005,771	834,017	23,743						1,863,531
Required interest on reserves	(364,313)	(24,662)	(28,318)	417,293					-0-
Amortization of acquisition costs	408,506	133,453	15,486	(179,955)					377,490
Commissions and premium tax	76,859	88,030	88				(1,294	)(3)	163,683
Insurance administrative expense(2)					155,331				155,331
Parent expense						$7,862			7,862
Stock-based compensation expense						6,575			6,575
Financing costs:
Debt				72,682			454	(1)	73,136
Benefit from interest rate swaps				(491)					(491)

Total expenses	1,126,823	1,030,838	10,999	309,529	155,331	14,437	(840)		2,647,117

Subtotal	397,444	206,694	11,915	318,763	(151,307)	(14,437)	15,756		784,828
Nonoperating items							(15,756	)(4,5)	(15,756)

Measure of segment profitability (pretax)	$397,444	$206,694	$11,915	$318,763	$(151,307)	$(14,437)	$-0-		$769,072

Deduct applicable income taxes									(264,716)

Segment profits after tax									504,356

Add back income taxes applicable to segment profitability									264,716
Remove benefit from interest rate swaps (included in “Realized investment gains (losses)”)									(491)
Add (deduct) realized investment gains (losses)									(10,767)
Add proceeds of legal settlements(4)									11,423
Add gain from sale of agency buildings(5)									4,333

Pretax income per income statement									$773,570

(1) Reclassification of interest amount due to adoption of FIN46R (accounting rule requiring deconsolidation of Trust Preferred Securities)
(2) Administrative expense is not allocated to insurance segments
(3) Elimination of intersegment commission
(4) Legal settlements from litigation related to prior years
(5) Gain from sale of agency buildings

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Business Segments (continued)

	For the Year 2005
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,468,288	$1,014,857	$24,929						$2,508,074
Net investment income				$602,708			$360	(1)	603,068
Other income					$2,366		12,122	(3,4)	14,488

Total revenue	1,468,288	1,014,857	24,929	602,708	2,366		12,482		3,125,630
Expenses:
Policy benefits	966,093	668,205	26,888						1,661,186
Required interest on reserves	(342,305)	(20,879)	(30,092)	393,276					0
Amortization of acquisition costs	386,574	115,868	15,504	(167,987)					349,959
Commissions and premium tax	76,278	74,484	49				(1,360	)(3)	149,451
Insurance administrative expense(2)					147,681		14,950	(4)	162,631
Parent expense						$9,660	568	(5)	10,228
Financing costs:
Debt				60,574			360	(1)	60,934
Benefit from interest rate swaps				(7,393)					(7,393)

Total expenses	1,086,640	837,678	12,349	278,470	147,681	9,660	14,518		2,386,996

Subtotal	381,648	177,179	12,580	324,238	(145,315)	(9,660)	(2,036)		738,634
Nonoperating items							2,036	(4,5)	2,036

Measure of segment profitability (pretax)	$381,648	$177,179	$12,580	$324,238	$(145,315)	$(9,660)	$-0-		$740,670

Deduct applicable income taxes									(255,165)

Segment profits after tax									485,505
Add back income taxes applicable to segment profitability									255,165
Remove benefit from interest rate swaps (included in “Realized investment gains (losses)”)									(7,393)
Add (deduct) realized investment gains (losses)									280
Deduct net cost of legal settlements(4)									(1,468)
Deduct option term extension expense(5)									(568)

Pretax income per income statement									$731,521

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Business Segments (continued)

	For the Year 2004
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,395,490	$1,048,666	$27,744						$2,471,900
Net investment income				$576,675			$360	(1)	577,035
Other income					$1,833		(1,442	)(3)	391

Total revenue	1,395,490	1,048,666	27,744	576,675	1,833		(1,082)		3,049,326
Expenses:
Policy benefits	919,775	697,645	28,248						1,645,668
Required interest on reserves	(318,886)	(19,502)	(31,740)	370,128					-0-
Amortization of acquisition costs	369,418	117,428	17,211	(156,808)					347,249
Commissions and premium tax	73,006	78,513	61				(1,442	)(3)	150,138
Insurance administrative expense(2)					$141,620				141,620
Parent expense						$9,575			9,575
Financing costs:
Interest expense				56,131			360	(1)	56,491
Benefit from interest rate swaps				(23,319)					(23,319)

Total expenses	1,043,313	874,084	13,780	246,132	141,620	9,575	(1,082)		2,327,422

Measure of segment profitability (pretax)	$352,177	$174,582	$13,964	$330,543	$(139,787)	$(9,575)	$-0-		$721,904

Deduct applicable income taxes									(248,472)

Segment profits after tax									473,432

Add back income taxes applicable to segment profitability									248,472
Remove benefit from interest rate swaps (included in “Realized investment gains (losses)”)									(23,319)
Add realized investment gains									22,216

Pretax income per income statement									$720,801

(1)	Reclassification of interest amount due to FIN46R (accounting rule requiring deconsolidation of Trust Preferred Securities).
(2)	Administrative expense is not allocated to insurance segments.
(3)	Elimination of intersegment commission.

Torchmark holds a sizeable investment portfolio to support its insurance liabilities, the yield from which is used to offset policy benefit, acquisition, administrative and tax expenses. This yield or investment income is taken into account when establishing premium rates and profitability expectations of its insurance products. In holding such a portfolio, investments are sold, called, or written down from time to time, resulting in a realized gain or loss. These gains or losses generally occur as a result of disposition due to issuer calls, a downgrade in credit quality, compliance with Company investment policies, or other reasons often beyond management’s control. Unlike investment income, realized gains and losses are incidental to insurance operations, and are not considered when setting premium rates or insurance product profitability expectations. While these gains and losses are not relevant to segment profitability or core operating results, they can have a material positive or negative result on net income. For these reasons, management removes realized investment gains and losses when it views its segment operations.

Prior to 2006, management entered into swap derivative contracts to exchange certain of its fixed-rate debt securities to floating rates to reduce its interest cost. For this reason, management views the difference between the floating-rate interest paid and the fixed-rate interest received (the “spread”) as an adjustment to its financing cost in the Investment Segment and has reported it as such in this analysis. In accordance with current accounting rules, this spread on a non-hedged swap must be included in the same line item as the swap’s change in fair value each period. Because of this rule, Torchmark includes the spread on all swaps in Realized investment gains and losses in the Consolidated Statements of Operations, as this is the line item that contains the fair value adjustment each period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Business Segments (continued)

As described in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements, Torchmark adopted FASB Statement 123R which requires the expensing of stock-based compensation as of January 1, 2006. Torchmark management views stock-based compensation expense as a corporate expense. Therefore, stock-based compensation expense is included in the Corporate group in this segment analysis.

The following table summarizes the measures of segment profitability as determined in the three preceding tables for comparison with prior periods. The table also reconciles segment profits to net income.

Analysis of Profitability by Segment

	2006	2005	2004	2006 Change	%	2005 Change	%
Life insurance underwriting margin	$397,444	$381,648	$352,177	$15,796	4	$29,471	8
Health insurance underwriting margin	206,694	177,179	174,582	29,515	17	2,597	1
Annuity underwriting margin	11,915	12,580	13,964	(665)	(5)	(1,384)	(10)
Other insurance:
Other income	4,024	2,366	1,833	1,658	70	533	29
Administrative expense	(155,331)	(147,681)	(141,620)	(7,650)	5	(6,061)	4
Excess investment income	318,763	324,238	330,543	(5,475)	(2)	(6,305)	(2)
Corporate and adjustments	(14,437)	(9,660)	(9,575)	(4,777)	49	(85)	1

Pre-tax total	769,072	740,670	721,904	28,402	4	18,766	3
Applicable taxes	(264,716)	(255,165)	(248,472)	(9,551)	4	(6,693)	3

After-tax total	504,356	485,505	473,432	18,851	4	12,073	3
Remove benefit from interest-rate swaps (after tax) from Investment Segment	(319)	(4,805)	(15,157)	4,486		10,352
Realized gains (losses) (after tax)	(7,254)	25	14,440	(7,279)		(14,415)
Gain on sale of agency buildings (after tax)	2,816	-0-	-0-	2,816		-0-
Tax settlements (after tax)	11,607	15,989	3,003	(4,382)		12,986
Net proceeds (cost) from legal settlements (after tax)	7,425	(955)	-0-	8,380		(955)
Retiring executive option term extension (after tax)	-0-	(369)	-0-	369		(369)
Change in accounting principle (after tax)	-0-	-0-	(7,163)	-0-		7,163

Net Income	$518,631	$495,390	$468,555	$23,241	5	$26,835	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Business Segments (continued)

Assets for each segment are reported based on a specific identification basis. The insurance segments’ assets contain deferred acquisition costs (including the value of insurance purchased) and separate account assets. The investment segment includes the investment portfolio, cash, and accrued investment income. Goodwill is assigned to the insurance segments based on SFAS 142. All other assets, representing less than 2% of total assets, are included in the other category. The table below reconciles segment assets to total assets as reported in the consolidated financial statements.

Torchmark Corporation

Assets By Segment

	At December 31, 2006
	Life	Health	Annuity	Investment	Other	Consolidated
Cash and invested assets				$9,719,988		$9,719,988
Accrued investment income				168,118		168,118
Deferred acquisition costs	$2,314,873	$518,488	$122,481			2,955,842
Goodwill	288,089	87,282	3,065			378,436
Separate account assets			1,498,622			1,498,622
Other assets					$259,349	259,349

Total assets	$2,602,962	$605,770	$1,624,168	$9,888,106	$259,349	$14,980,355

	At December 31, 2005
	Life	Health	Annuity	Investment	Other	Consolidated
Cash and invested assets				$9,410,695		$9,410,695
Securities lending collateral				257,390		257,390
Accrued investment income				158,225		158,225
Deferred acquisition costs	$2,200,261	$452,328	$115,815			2,768,404
Goodwill	288,089	87,282	3,065			378,436
Separate account assets			1,560,391			1,560,391
Other assets					$235,362	235,362

Total assets	$2,488,350	$539,610	$1,679,271	$9,826,310	$235,362	$14,768,903

Note 14—Commitments and Contingencies

Reinsurance: Insurance affiliates of Torchmark reinsure that portion of insurance risk which is in excess of their retention limits. Retention limits for ordinary life insurance range up to $2.0 million per life. Life insurance ceded represented 1.1% of total life insurance in force at December 31, 2006. Insurance ceded on life and accident and health products represented .5% of premium income for 2006. Torchmark would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

Insurance affiliates also assume insurance risks of other companies. Life reinsurance assumed represented 1.5% of life insurance in force at December 31, 2006 and reinsurance assumed on life and accident and health products represented .7% of premium income for 2006.

Leases: Torchmark leases office space and office equipment under a variety of operating lease arrangements. Rental expense for operating leases was $6.1 million in 2006, $5.6 million in 2005, and $5.2 million in 2004. Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 2006 were as follows: 2007, $3.4 million; 2008, $2.3 million; 2009, $1.7 million; 2010, $1.5 million; 2011, $1.2 million and in the aggregate, $12.5 million.

Low-Income Housing Tax Credit Interests: As described in Note 1, Torchmark has committed to invest $143 million in entities which provide certain tax benefits. As of December 31, 2006, Torchmark remained obligated under these commitments for $34.2 million, of which $24.1 million is due in 2007, $9.7 million in 2008, and $.4 million in 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Commitments and Contingencies (continued)

Concentrations of Credit Risk: Torchmark maintains a highly diversified investment portfolio with limited concentration in any given region, industry, or economic characteristic. At December 31, 2006, the investment portfolio, at fair value, consisted of the following:

Investment-grade corporate securities	82%
Noninvestment-grade securities	7
Government-sponsored enterprises	4
Policy loans, which are secured by the underlying insurance policy values	3
Other fixed maturities, equity securities, mortgages, real estate, and other long-term investments	2
Short-term investments, which generally mature within one month	2

100%

Investments in municipal governments and corporations are made throughout the U.S. with no concentration in any given state. Corporate debt and equity investments are made in a wide range of industries. At December 31, 2006, 2% or more of the corporate portfolio was invested in the following industries:

Insurance carriers	21%
Depository institutions	16
Electric, gas, and sanitation services	11
Nondepository credit institutions	7
Communications	5
Chemicals and allied products	4
Media (printing, publishing, and allied lines)	3
Food and kindred products	3
Oil and gas extraction	2
Transportation equipment	2
Petroleum refining and related industries	2
Security and commodity brokers	2

Otherwise, no individual industry represented 2% or more of Torchmark’s investments. At year-end 2006, 7% of invested assets was represented by fixed maturities rated below investment grade (BB or lower as rated by the Bloomberg Composite or the equivalent NAIC designation). Par value of these investments was $676 million, amortized cost was $668 million, and fair value was $673 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in market value.

Collateral Requirements: Torchmark requires collateral for investments in instruments where collateral is available and is typically required because of the nature of the investment. Since the majority of Torchmark’s investments is in government, government-secured, or corporate securities, the requirement for collateral is rare. Torchmark’s mortgages are secured by the underlying real estate.

Guarantees: At December 31, 2006, Torchmark had in place six guarantee agreements, five of which were either parent company guarantees of subsidiary obligations to a third party, or parent company guarantees of obligations between wholly-owned subsidiaries. The sixth guarantee related to third party performance. As of December 31, 2006, Torchmark had no liability with respect to these guarantees.

Trust Preferred Securities: Torchmark entered into a performance guarantee for the obligations of the Torchmark Capital Trust III when the trust preferred securities were issued by that trust. It guarantees payment of distributions and the redemption price of the securities until the securities are redeemed in full, or all obligations have been satisfied should the Capital Trust default on an obligation. The total redemption price of the trust preferred securities is $120 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Commitments and Contingencies (continued)

Letters of Credit: Torchmark has guaranteed letters of credit in connection with its credit facility with a group of banks. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Torchmark insurance companies. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Torchmark’s insurance carriers. The agreement expires in 2011. The maximum amount of letters of credit available is $175 million. Torchmark (parent company) would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. At December 31, 2006, $163 million of letters of credit were outstanding.

Agent Receivables: Torchmark issued a guarantee to an unaffiliated third party, which has purchased certain agents’ receivables of Torchmark’s wholly-owned subsidiary American Income Life Insurance Company. The guarantee covers all obligations and recovery of capital to the third party under the receivables purchase agreement up to a maximum amount of $95 million. Under the terms of the revolving purchase arrangement, the third party has purchased the agents’ receivables and receives the earned commissions as they are applied to the balance. The term of the guarantee corresponds with the purchase arrangement, which is annually renewable. Torchmark would be liable to the extent that future commission collections were insufficient to repay the purchased amount. As of December 31, 2006, the present value of future commissions substantially exceeded the purchased balance.

Equipment leases: Torchmark has guaranteed performance of two subsidiaries as lessees under leasing arrangements for aviation equipment. The leases commenced in 2003 for lease terms of approximately 10 years. Lessees have certain renewal and early termination options, however. At December 31, 2006, total remaining undiscounted payments under the leases were approximately $5.6 million. Torchmark (parent company) would be responsible for any subsidiary obligation in the event the subsidiary did not make payments or otherwise perform under the terms of the lease.

Acquisition: Torchmark subsidiary Globe has guaranteed the payments of all obligations by its subsidiaries in connection with the purchase transaction of DMAD (as disclosed in Note 1.) Globe has also guaranteed performance under a consulting agreement related to the transaction. As of January 31, 2007, substantially all of the payments due under the purchase transaction have been paid. These payments consisted of the purchase price and fees for other services amounting to approximately $69 million. The consulting agreement that is guaranteed consists of payments due in the amount of $626 thousand per year for the years 2007 through 2009.

Personal loans: Torchmark subsidiary American Income is a party to an agreement to guarantee certain personal loans of American Income employees and agents with First Command Bank. First Command Bank is a subsidiary of First Command Services, Inc. (First Command) of which Lamar C. Smith is CEO. Mr. Smith is also a director of Torchmark. At December 31, 2006, the balance subject to this guarantee was $71 thousand, compared with $182 thousand a year earlier. These guarantees are secured by vested commissions due the employees and agents. See Note 15—Related Party Transactions for more information on Mr. Smith and First Command.

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

Many of these lawsuits involve claims for punitive damages in state courts of Alabama and Mississippi. Torchmark’s management recognizes that large punitive damage awards continue to occur bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark has substantial business, particularly Alabama and Mississippi, creating the potential for unpredictable material adverse judgments in any given punitive damage suit. As of December 31, 2006, Liberty was a party to approximately 42 active lawsuits (which included no employment-related cases and excluded interpleaders), 29 of which were Alabama proceedings and 1 of which was a Mississippi proceeding in which punitive damages were sought.

As previously reported in Forms 10-K and 10-Q, Liberty National Life Insurance Company and Torchmark Corporation were parties to purported class action litigation filed in the Circuit Court of Choctaw County, Alabama on behalf of all persons who currently or in the past were insured under Liberty cancer policies which were no longer being marketed, regardless of whether the policies remained in force or lapsed (Roberts v. Liberty National Life Insurance Company, Case No. CV-2002-009-B). These cases were based on allegations of breach of contract in the implementation of premium rate increases, misrepresentation regarding the premium rate increases, fraud and suppression concerning the closed block of business and unjust enrichment. On December 30, 2003, the Alabama Supreme Court issued an opinion granting Liberty’s and Torchmark’s petition for a writ of mandamus, concluding that the Choctaw Circuit Court did not have subject matter jurisdiction and ordering that Circuit Court to dismiss the action. The plaintiffs then filed their purported class action litigation against Liberty and Torchmark in the Circuit Court of Barbour County, Alabama on December 30, 2003 (Roberts v. Liberty National Life Insurance Company, Civil Action No. CV-03-0137). On April 16, 2004 the parties filed a written Stipulation of Agreement of Compromise and Settlement with the Barbour County, Alabama Circuit Court seeking potential settlement of the Roberts case. A fairness hearing on the potential settlement was held by the Barbour County Circuit Court on July 15, 2004. After receipt of briefs on certain issues and submission of materials relating to objections to the proposed settlement to the Court-appointed independent special master, the Court reconvened the previously-continued fairness hearing on September 23, 2004. After the September 23, 2004 hearing, the Court, after hearing from the objectors to the potential settlement, ordered the appointment of an independent actuary to report back to the Court on certain issues. The report of the independent actuary was subsequently furnished to the special master and the Court on a timely basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Commitments and Contingencies (continued)

In an opinion issued on September 29, 2006, the Alabama Supreme Court voided the Barbour County Circuit Court’s final judgment and dismissed the Roberts appeal. The Supreme Court held that the Barbour County Court lacked subject-matter jurisdiction in Roberts to certify the Roberts class as a subclass of the Robertson class and to enter a final judgment approving the settlement since Roberts was filed as an independent class action collaterally attacking Robertson rather than being filed in Robertson under the Barbour County Court’s reserved continuing jurisdiction over that case. On October 23, 2006, Liberty filed a petition with the Barbour County Circuit Court under its continuing jurisdiction in Robertson for clarification, or in the alternative, to amend the Robertson final judgment. Liberty seeks an order from the Circuit Court declaring that Liberty pay benefits to Robertson class members based upon the amounts accepted by providers in full payment of charges. A hearing will be held on Liberty’s petition on March 13, 2007.

Liberty National Life Insurance Company and an unrelated Glendale, California mortuary were named as defendants in a purported class action litigation filed December 8, 2005 in the Superior Court for Los Angeles County, California (Gibson v. Liberty National Life Insurance Company, Case No. BC344178) on behalf of California holders of certain funeral services insurance policies. The plaintiff in Gibson asserted claims for breach of contractual duty to pay a covered claim under a funeral services insurance policy, breach of the implied obligation of good faith and fair dealing by unreasonably failing to pay and/or delaying payments of insurance benefits, fraud, negligent misrepresentation, and unfair business practices in violation of California Business and Professions Code Section 17000 et seq. The plaintiff was seeking unspecified compensatory and general damages, exemplary damages, injunctive and declaratory relief and attorneys’ fees and costs. In October 2006, this matter was confidentially settled for a nominal amount.

On January 10, 2007, purported class action litigation was filed against Globe Life And Accident Insurance Company and additional unaffiliated defendants in the U.S. District Court for the Eastern District of Texas (Taylor v. Texas Farm Bureau Mutual Insurance Company, Case No. 2-07-CV-014). Plaintiffs allege violations of the Driver Privacy Protection Act (DPPA) in Globe’s marketing activities. DPPA is federal legislation restricting the ability to obtain and use driver’s license and motor vehicle registration title information maintained by each state. Initially, DPPA allowed use of such personal information for marketing activities so long as the states provided individuals the opportunity to prohibit disclosure of their information. DPPA was amended effective June 1, 2000 to provide that using or obtaining personal information from motor vehicle records for marketing purposes is permitted only if the state involved obtained the express consent (“opt-in”) of the person whose data is being released. Plaintiffs, all residents and holders of Texas drivers licenses, allege that Globe wrongfully obtained, possessed and/or used motor vehicle record information from the Texas Department of Public Safety after the June 1, 2000 effective date of the “opt-in” amendment to the DPPA. They seek, in a jury trial, liquidated damages as provided in the DPPA for each purported class member in the amount of $2,500 for each use of the personal information, punitive damages, the destruction of any personal information determined to be illegally obtained from motor vehicle records and other appropriate equitable relief.

Note 15—Related Party Transactions

First Command.    Lamar C. Smith, a director of Torchmark, is an officer and director of First Command Financial Services, Inc. (First Command), a corporation 100% owned by the First Command Employee Stock Ownership Plan (First Command ESOP). Mr. Smith is a beneficiary of the First Command ESOP although he has no ability to vote the stock of First Command that is held by the First Command ESOP. First Command receives commissions as the Military Agency distribution system for selling certain life insurance products offered by Torchmark’s insurance subsidiaries. These commissions were $50.8 million in 2006, $60.9 million in 2005, and $67.0 million in 2004. Torchmark held balances due from these agents of $6.6 million at year-end 2006 and $9.4 million at year-end 2005.

Torchmark has in place a coinsurance agreement with First Command’s life subsidiary whereby Torchmark cedes back to First Command approximately 3% of the new life insurance business sold by First Command on behalf of Torchmark’s insurance subsidiaries. Prior to 2004, the ceding rate was 5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 15—Related Party Transactions (continued)

on newly ceded business. Under the terms of this agreement, First Command pays Torchmark a maintenance expense allowance equal to 5.5% of all premium collected and an issue allowance of 2.9% of first year premium collected. Torchmark is also reimbursed for actual commissions, premium taxes, and claims paid on the business ceded to First Command. Also under the agreement, Torchmark provides First Command certain administrative, accounting, and investment management services. Premium ceded in 2006 was $2.7 million, in 2005 was $2.6 million, and in 2004 was $2.3 million. At December 31, 2006, the face amount of life insurance ceded was $320 million and annualized ceded premium was $2.7 million.

Torchmark currently has two loan agreements with First Command, a mortgage loan agreement and a collateral loan agreement. The mortgage loan bears interest at a rate of 7.0%. The initial balance of $22.3 million is being repaid in equal monthly payments over fifteen years, beginning May 1, 2003. At year end 2006, the outstanding balance was $18.9 million, compared with $19.9 million a year earlier. The loan is collateralized by a four-story office building in Fort Worth, Texas, which was appraised by an independent firm in 2001 at $22.8 million. In addition to the office building as collateral, Torchmark has the right of offset to any commissions due First Command, in the event of default.

The collateral loan bears interest at the rate of 7.0%. First Command is making fixed monthly payments which are scheduled to repay the loan by May, 2010. First Command has the right to make additional, unscheduled payments. At year end 2006, the outstanding balance was $7.4 million, compared with $9.3 million at year end 2005. The loan is collateralized by real estate and a parking garage in Fort Worth, Texas. The property was appraised by an independent firm in 2002 at $17.6 million.

As disclosed in Note 14—Commitments and Contingencies, Torchmark subsidiary American Income is a party to an agreement to guarantee certain personal loans of American Income employees and agents with First Command Bank, a subsidiary of First Command. At December 31, 2006, the balance subject to this guarantee was $71 thousand. These guarantees are secured by vested commissions due the employees and agents.

Richey.    R. K. Richey, Chairman of the Executive Committee of Torchmark until April, 2005 and formerly a director and Chief Executive Officer of Torchmark, was at that time a minority investor in a real estate management company, Commercial Real Estate Services (CRES). CRES manages certain of Torchmark’s company-occupied and investment real estate properties along with those of other clients. Fees paid by Torchmark subsidiaries for these management and maintenance services were $680 thousand in 2005 and $702 thousand in 2004. Mr. Richey was also a 50% investor in Stonegate Realty Company, LLC., the parent company of Elgin Development Company, LLC. (Elgin Development). Elgin Development leases commercial space to Torchmark subsidiaries. Lease rentals paid by Torchmark subsidiaries were $262 thousand and $261 thousand in 2005 and 2004, respectively.

Torchmark annually paid premiums on three life insurance policies for Mr. Richey, in the amount of $61 thousand in each of the years 2004 and 2005.

Executive share purchases.    On January 3, 2005, two grantor-retained annuity trusts for the benefit of the adult sons of C. B. Hudson, Chief Executive Officer and Chairman of the Board of Directors of Torchmark at that time, and of which trusts he serves as trustee, sold 41,470 shares of Torchmark common stock in a privately-negotiated transaction to Torchmark for $2.4 million. The purchases (20,735 shares from each of the trusts) were made at the average of the high and low prices of Torchmark stock on January 3, 2005 ($57.045 per share). Mr. Hudson resigned as Chief Executive Officer in August, 2005. He resigned as Chairman of the Board of Directors and as an employee of Torchmark in February, 2006.

MidFirst Bank.    Torchmark engaged MidFirst Bank as the servicing agent for a portion of Torchmark’s subsidiaries’ commercial mortgages portfolios. George J. Records, a Torchmark director until April 27, 2005, was also an officer, director, and 38.3% beneficial owner of Midland Financial Co., the parent corporation of MidFirst Bank until December 31, 2003. After that date, he was no longer a beneficial owner. Fees paid for MidFirst Bank’s services were $90 thousand in 2004. No fees were paid in 2005 or 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 15—Related Party Transactions (continued)

In the fourth quarter of 2004, Torchmark’s subsidiary Liberty sold its participation interests in certain mortgages originated and serviced by MidFirst Bank back to MidFirst Bank in two transactions. The first transaction was completed in October, 2004 for proceeds of $57.3 million with a carrying value of $56.2 million, and the second was effected in December, 2004 for $17.1 million proceeds and a carrying value of $19.5 million. Because of Mr. Records’ relationship, the Board of Directors of Torchmark, with Mr. Records recusing himself, reviewed and approved the first transaction. Both of the transactions were also reviewed and approved by the Liberty National Board of Directors on which Mr. Records did not serve. Torchmark obtained opinions from an independent third party valuation firm experienced in valuing commercial loans that the purchase price on each transaction was within a reasonable and acceptable range. In 2006, two additional mortgages were sold to MidFirst Bank that had been previously written down and were carried at a value of $10.2 million. Proceeds from the sale were $16.0 million, causing Torchmark to recognize an after-tax gain on the sale of $3.8 million.

Baxley.    William J. Baxley is a partner in the law firm of Baxley, Dillard, Dauphin, McKnight & Barclift which performs legal services for Torchmark and certain of its subsidiaries. In 1997, Mr. Baxley was loaned $668 thousand on an unsecured basis at a rate of 6.02%. Repayments are made in the form of legal services at customary rates and are applied against the outstanding balance, amortizing the loan with interest over its remaining term. In October, 2001, the terms of the loan were revised and an additional amount of $395 thousand was loaned to Baxley. The interest rate was revised to 5.6% and the term of the loan was extended until July, 2013. The loan is being repaid in accordance with its amortization schedule and all payments are current. At December 31, 2006 and 2005, the outstanding balance of this loan was $516 thousand and $572 thousand, respectively.

Additionally, Liberty loaned Mr. Baxley’s wife $883 thousand secured by a mortgage on a building sold to her in 1997. Prior to 2006, interest was charged at a rate of 7.7%. This loan was originally due to be repaid in 2007 with a balloon payment, but in January, 2006, the outstanding balance of $734 thousand was refinanced and extended until January of 2023. The interest rate was revised to 5.5%. Scheduled cash payments are made to amortize the loan. At December 31, 2006 and 2005, the outstanding balance of this loan was $710 thousand and $751 thousand, respectively.

Torchmark also holds funds on behalf of Mr. Baxley as a part of an agreement established in 2006. Interest is paid to Baxley based on a variable rate computed as the average yield for Aa corporate bonds less fifty basis points, which was 5.1% at December 31, 2006. This account balance was $12 thousand at year end 2006.

Torchmark customarily grants options to certain consultants for their services in addition to their fees. Mr. Baxley received Torchmark options in 2006, 2005, and 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 16—Selected Quarterly Data (Unaudited)

The following is a summary of quarterly results for the two years ended December 31, 2006. The information is unaudited but includes all adjustments (consisting of normal accruals) which management considers necessary for a fair presentation of the results of operations for these periods.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2006:
Premium and policy charges	$702,677	$705,796	$683,657	$692,583
Net investment income	153,389	154,925	160,908	159,524
Realized investment gains(losses)	(6,196)	7,681	(7,299)	(4,953)
Total revenues*	857,008	869,135	837,939	857,096
Policy benefits	480,154	480,756	446,052	456,569
Amortization of acquisition expenses	92,069	91,172	100,521	93,728
Pretax income*	183,971	194,007	189,273	206,319
Net income*	120,274	127,375	128,544	142,438
Basic net income per common share	1.17	1.28	1.30	1.45
Diluted net income per common share	1.16	1.26	1.28	1.43

2005:
Premium and policy charges	$636,707	$629,617	$620,557	$621,193
Net investment income	149,176	150,620	151,120	152,152
Realized investment gains(losses)	(3,128)	10,703	(2,908)	(4,387)
Total revenues**	782,994	804,797	769,022	769,097
Policy benefits	424,173	418,084	410,883	408,046
Amortization of acquisition expenses	88,722	88,399	85,994	86,844
Pretax income**	179,137	202,546	181,392	168,446
Net income**	117,843	132,365	119,046	126,136
Basic net income per common share	1.11	1.26	1.14	1.22
Diluted net income per common share	1.09	1.25	1.14	1.21

*	Four significant legal and tax matters were settled in Torchmark’s favor in 2006. The first settlement involved a subsidiary disposed of several years ago, resulting in proceeds after expenses of $5.1 million ($3.3 million after tax) in the first quarter. These proceeds were included in revenues. The second matter involved state income tax refunds of $6.7 million ($4.3 million after tax) related to prior years. This receipt, net of tax, was recorded in the third quarter as a reduction to taxes. The third settlement related to the Company’s investments in Worldcom, amounting to $6.3 million ($4.1 million after tax) in the fourth quarter of 2006, and represented a partial recovery of prior period investment losses. This settlement is included in revenues. The final settlement involved Federal income tax issues related to prior years, and consisted of a refund due of $7.4 million in the fourth quarter that reduced taxes. More information on these litigation and tax settlements is provided in Note 8 - Income Taxes, Note 14 - Commitments and Contingencies, and Note 1 - Significant Accounting Policies in the Notes to Consolidated Financial Statements. Additionally, as described in Note 1, agency office buildings were sold in the fourth quarter of 2006 for a pretax gain of $4.8 million ($3.1 after tax) included in total revenues.
**	In 2005, Torchmark recorded settlements on three significant legal matters. The first settlement related to the Waddell & Reed litigation and resulted in $13.5 million of additional revenue in the second quarter. The other two cases were Torchmark’s race-distinct mortality/dual-pricing litigation and its class-action cancer case. These two cases involved charges of $4 million in the second quarter and $11 million in the fourth quarter. The after-tax effect of these items was a positive $6 million in the second quarter and a charge of $7 million in the fourth quarter. Also in the fourth quarter of 2005, Torchmark recorded a $16 million settlement benefit from an Internal Revenue Service examination covering several years.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

As of the end of the fiscal quarter completed December 31, 2006, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

As of the date of this Form 10-K for the fiscal year and the quarter ended December 31, 2006, there have not been any significant changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

Item 9B.    Other Information

There were no items required.

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

Management evaluated the Company’s internal control over financial reporting, and based on its assessment, believes that the Company maintained effective internal control over financial reporting as of December 31, 2006. The Company’s independent audit firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as stated in their report which is included herein.

/s/ Mark S. McAndrew
Mark S. McAndrew Chief Executive Officer

/s/ Gary L. Coleman
Gary L. Coleman Executive Vice President and Chief Financial Officer

February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Torchmark Corporation

McKinney, Texas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Torchmark Corporation and subsidiaries (“Torchmark”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Torchmark’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Torchmark’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Torchmark maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Torchmark maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006 of Torchmark and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements and financial statement schedules.

DELOITTE & TOUCHE LLP

Dallas, Texas

February 28, 2007

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference from the sections entitled “Election of Directors,” “Profiles of Directors and Nominees,” “Executive Officers,” “Audit Committee Report,” “Governance Guidelines and Codes of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2007 (the Proxy Statement), which is to be filed with the Securities and Exchange Commission (SEC).

Item 11.    Executive Compensation

Information required by this item is incorporated by reference from the sections entitled Executive Compensation, “Compensation Committee Report” and “Compensation Committee interlocks and insider participation” in the Proxy Statement, which is to be filed with the SEC.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Equity Compensation Plan Information As of December 31, 2006

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	9,828,735	$50.30	465,224

Equity compensation plans not approved by security holders	0	0	0

Total	9,828,735	$50.30	465,224

(b)	Security ownership of certain beneficial owners:

Information required by this item is incorporated by reference from the section entitled “Principal Stockholders” in the Proxy Statement, which is to be filed with the SEC.

(c)	Security ownership of management:

Information required by this item is incorporated by reference from the section entitled “Stock Ownership” in the Proxy Statement, which is to be filed with the SEC.

(d)	Changes in control:

Torchmark knows of no arrangements, including any pledges by any person of its securities, the operation of which may at a subsequent date result in a change of control.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Information required by this item is incorporated by reference from the sections entitled Related Party Transaction Policy and Transactions and “Director Independence Determinations” in the Proxy Statement, which is to be filed with the SEC.

Item 14.    Principal Accountant Fees and Services

Information required by this Item is incorporated by reference from the section entitled Principal Accounting Firm Fees and “Pre-approval Policy” in the Proxy Statement, which is to be filed with the SEC.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

EXHIBITS

Page of this Report
3.1	Restated Certificate of Incorporation of Torchmark Corporation, as amended (incorporated by reference from Exhibit 3(i) to Form 10-K for the fiscal year ended December 31, 2000)

3.2	By-Laws of Torchmark Corporation, as amended (incorporated by reference from Exhibit 3.2 to Form 8-K dated May 4, 2005)

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4(a) to Form 10-K for the fiscal year ended December 31, 1989)

4.2	Trust Indenture dated as of February 1, 1987 between Torchmark Corporation and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4(b) to Form S-3 for $300,000,000 of Torchmark Corporation Debt Securities and Warrants (Registration No. 33-11816))

4.3	Junior Subordinated Indenture, dated November 2, 2001, between Torchmark Corporation and The Bank of New York defining the rights of the 7 3/4% Junior Subordinated Debentures (incorporated by reference from Exhibit 4.3 to Form 8-K dated November 2, 2001)

4.4	Supplemental Indenture, dated as of December 14, 2001, between Torchmark, BankOne Trust Company, National Association and The Bank of New York, supplementing the Indenture Agreement dated February 1, 1987 (incorporated herein by reference to Exhibit 4(b) to Torchmark’s Registration Statement on Form S-3 (File No. 33-11716), and defining the rights of the 6 1/4% Senior Notes (incorporated by reference from Exhibit 4.1 to Form 8-K dated December 14, 2001)

4.5	Second Supplemental Indenture dated as of June 23, 2006 between Torchmark Corporation, J.P. Morgan Trust Company, National Association and The Bank of New York Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K filed June 23, 2006)

10.1	Torchmark Corporation and Affiliates Retired Lives Reserve Agreement, as amended, and Trust (incorporated by reference from Exhibit 10(b) to Form 10-K for the fiscal year ended December 31, 1991)*

10.2	Capital Accumulation and Bonus Plan of Torchmark Corporation, as amended, (incorporated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1988)*

10.3	Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1992)*

10.4	Credit Agreement dated as of November 18, 2004 among Torchmark Corporation, as the Borrower, TMK Re, Ltd., as a Loan Party, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, J.P. Morgan Bank, N.A., KeyBank National Association, Regions Bank and SunTrust Bank as Co-Syndication Agents and the other lenders party thereto (incorporated by reference from Exhibit 10.01 to Form 8-K dated November 23, 2004)

10.5	First Amendment to Credit Agreement dated June 9, 2006 among Torchmark Corporation, TMK Re, Ltd., Lenders and Bank of America, N.A. (incorporated by reference from Exhibit 10.1 to Form 8-K dated June 14, 2006)

10.6	Second Amendment to Credit Agreement dated August 31, 2006 among Torchmark Corporation, TMK Re, Ltd., Lenders and Bank of America, N.A. (incorporated by reference from Exhibit 10.01 to Form 8-K dated September 1, 2006)

10.7	Certified Copy of Resolution Regarding Director Retirement Benefit Program (incorporated by reference from Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1999)*

Page of this Report

10.8	Torchmark Corporation Restated Deferred Compensation Plan for Directors, Advisory Directors, Directors Emeritus and Officers, as amended (incorporated by reference from Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1992)*
10.9	The Torchmark Corporation 1987 Stock Incentive Plan (incorporated by reference from Exhibit 10(f) to Form 10-K for the fiscal year ended December 31, 1998)*

10.10	General Agency Contract between Liberty National Life Insurance Company and First Command Financial Services, Inc., (formerly known as Independent Research Agency For Life Insurance, Inc.) (incorporated by reference from Exhibit 10(i) to Form 10-K for the fiscal year ended December 31, 1990)

10.11	Amendment to General Agency Contract between First Command Financial Services and Liberty National Life Insurance Company (incorporated by reference from Exhibit 10.1 to Form 10-Q for the First Quarter 2005)**

10.12	Form of Deferred Compensation Agreement Between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Eligible to Participate in the Torchmark Corporation and Affiliates Retired Lives Reserve Agreement and to Retire Prior to December 31, 1986 (incorporated by reference from Exhibit 10(k) to Form 10-K for the fiscal year ended December 31, 1991)*

10.13	Form of Deferred Compensation Agreement between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Eligible to Participate in the Torchmark Corporation and Affiliates Retired Lives Reserve Agreement and Not Eligible to Retire Prior to December 31, 1986 (incorporated by reference from Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 1991)*

10.14	Form of Deferred Compensation Agreement Between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Not Eligible to Participate in Torchmark Corporation and Affiliates Retired Lives Reserve Agreement (incorporated by reference from Exhibit 10(j) to Form 10-K for the fiscal year ended December 31, 1991)*

10.15	Torchmark Corporation Supplemental Savings and Investment Plan (incorporated by reference from Exhibit 10(m) to Form 10-K for the fiscal year ended December 31, 1992)*

10.16	Service Agreement, dated as of January 1, 1991, between Torchmark Corporation and Liberty National Life Insurance Company (prototype for agreements between Torchmark Corporation and other principal operating subsidiaries) (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1992)

10.17	The Torchmark Corporation Pension Plan*

10.18	The Torchmark Corporation 1998 Stock Incentive Plan (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1998)*

10.19	The Torchmark Corporation Savings and Investment Plan (incorporated by reference from Exhibit 10(s) to Form 10-K for the fiscal year ended December 31, 1992)*

10.20	The Torchmark Corporation Annual Management Incentive Plan (incorporated by reference from Exhibit 10(p) to Form 10-K for the fiscal year ended December 31, 2004)

10.21	Coinsurance and Servicing Agreement between Security Benefit Life Insurance Company and Liberty National Life Insurance Company, effective as of December 31, 1995 (incorporated by reference from Exhibit 10(u) to Form 10-K for the fiscal year ended December 31, 1995)

10.22	Torchmark Corporation 1996 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10(w) to Form 10-K for the fiscal year ended December 31, 1996)*

Page of this Report

10.23	Torchmark Corporation 1996 Executive Deferred Compensation Stock Option Plan (incorporated by reference from Exhibit 10(x) to Form 10-K for the fiscal year ended December 31, 1996)*

10.24	Receivables Purchase Agreement dated as of December 21, 1999, as Amended and Restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation and Bank One, NA (incorporated by reference from Exhibit 10(x) to Form 10-K for the fiscal year ended December 31, 2000)

10.25	Amendment dated as of August 31, 2001 to Receivables Purchase Agreement dated as of December 21, 1999 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation and BankOne, N.A. (incorporated by reference from Exhibit 10(y) to Form 10-K for the fiscal year ended December 31, 2001)

10.26	Amendment No. 2 dated as of August 30, 2002 to Receivables Purchase Agreement dated as of December 21, 1999 as amended and restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company Preferred Receivables Funding Corporation and Bank One, N.A. (incorporated by reference from Exhibit 10(y) to Form 10-K for the fiscal year ended December 31, 2003)

10.27	Amendment No. 3 dated as of October 24, 2002 to Receivables Purchase Agreement dated as of December 21, 1999 as amended and restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation, certain financial institutions parties thereto, and Bank One, N.A. (incorporated by reference from Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004)

10.28	Amendment No. 4 dated as of August 28, 2003 to Receivables Purchase Agreement dated as of December 21, 1999 as amended and restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation, certain financial institutions parties thereto, and Bank One, N.A. (incorporated by reference from Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2004)

10.29	Amendment No. 5 dated as of August 27, 2004 to Receivables Purchase Agreement dated as of December 21, 1999 as amended and restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation, certain financial institutions parties thereto, and Bank One, N.A. (incorporated by reference from Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2004)

10.30	Amendment No. 6 dated as of August 26, 2005 to Receivables Purchase Agreement dated as of December 21, 1999 as amended and restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation, certain financial institutions party thereto, and JPMorgan Chase Bank, National Association, Successor by Merger to Bank One, N.A. (incorporated by reference from Exhibit 10.1 to Form 8-K dated August 31, 2005)

10.31	Amendment No. 7 dated as of August 25, 2006 to Receivables Purchase Agreement dated as of December 21, 1999 as amended and restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Company LLC, formerly known as Preferred Receivables Funding Corporation, certain financial institutions party thereto, and JPMorgan Chase Bank, National Association, Successor by Merger to Bank One, N.A. (Chicago, Illinois) (incorporated by reference from Exhibit 10.1 to Form 8-K dated August 28, 2006)

Page of this Report
10.32	Form of Retirement Life Insurance Benefit Agreement ($1,995,000 face amount limit) (incorporated by reference from Exhibit 10(z) to Form 10-K for the fiscal year ended December 31, 2001)*

10.33	Form of Retirement Life Insurance Benefit Agreement ($495,000 face amount limit) (incorporated by reference from Exhibit 10(aa) to Form 10-K for the fiscal year ended December 31, 2001)*

10.34	Payments to Directors*

10.35	Form of Non-Formula Based Director Stock Option Agreement pursuant to Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 10-Q for the First Quarter 2005)*

10.36	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (Section 16(a) (restoration)) (incorporated by reference from Exhibit 10.3 to Form 10-Q for the First Quarter 2005)*

10.37	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (restoration general) (incorporated by reference from Exhibit 10.4 to Form 10-Q for the First Quarter 2005)*

10.38	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (bonus) (incorporated by reference from Exhibit 10.36 to Form 10-K for the fiscal year ended December 31, 2005)*

10.39	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (regular vesting) (incorporated by reference from Exhibit 10.37 to Form 10-K for the fiscal year ended December 31, 2005)*

10.40	Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated May 4, 2005)*

10.41	Torchmark Corporation 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 8-K dated May 4, 2005)*

10.42	Form of Deferred Compensation Stock Option Grant Agreement pursuant to the Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.3 to Form 8-K dated May 4, 2005)*

10.43	Torchmark Corporation Amended and Restated 2005 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 10-Q for quarter ended March 31, 2006)*

10.44	Torchmark Corporation Amended and Restated 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 10-Q for quarter ended March 31, 2006)*

10.45	Form of Director Stock Option Issued under Torchmark Corporation Amended and Restated 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.3 to Form 10-Q for quarter ended March 31, 2006)*

10.46	Amendment One to Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.4 to Form 10-Q for quarter ended March 31, 2006)*

(11)	Statement re computation of per share earnings	110

(12)	Statement re computation of ratios

(20)	Proxy Statement for Annual Meeting of Stockholders to be held April 26, 2007***

(21)	Subsidiaries of the registrant	110

(23)(a)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 28, 2007, into Form S-8 of The Torchmark Corporation Savings and Investment Plan (Registration No. 2-76378)

Page of this Report
(b)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 28, 2007, into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 1996 Non-Employee Director Stock Option Plan (Registration No. 2-93760)

(c)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 28, 2007, into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 1987 Stock Incentive Plan (Registration No. 33-23580)

(d)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 28, 2007, into Form S-8 and the accompanying Form S-3 Prospectus of The Capital Accumulation and Bonus Plan of Torchmark Corporation (Registration No. 33-1032)

(e)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 28, 2007, into Form S-8 of the Liberty National Life Insurance Company 401(k) Plan (Registration No. 33-65507)

(f)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 28, 2007, into Form S-8 and accompanying Form S-3 Prospectus of the Torchmark Corporation 1996 Executive Deferred Compensation Stock Option Plan (Registration No. 333-27111)

(g)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 28, 2007 into Form S-8 of the Profit Sharing and Retirement Plan of Liberty National Life Insurance Company (Registration No. 333-83317)

(h)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 28, 2007 into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 1998 Stock Incentive Plan (Registration No. 333-40604)

(i)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 28, 2007 into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 2005 Incentive Plan (Registration No. 333-125409)

(j)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 28, 2007 into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 2005 Non-Employee Director Incentive Plan (Registration No. 333-125400)

(24)	Powers of attorney

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Mark S. McAndrew

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

(32.1)	Section 1350 Certification by Mark S. McAndrew and Gary L. Coleman

*	Compensatory plan or arrangement.
**	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment which was granted May 11, 2006 effective until May 9, 2010. The non-public information was filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
***	To be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2006.

Exhibit 11. Statement re computation of per share earnings

TORCHMARK CORPORATION

COMPUTATION OF EARNINGS PER SHARE

	Twelve Months Ended December 31,
	2006	2005	2004
Net Income before cumulative effect of change in accounting principle	$518,631,000	$495,390,000	$475,718,000
Cumulative effect of change in accounting principle (net of applicable tax)	-0-	-0-	(7,163,000)

Net Income	$518,631,000	$495,390,000	$468,555,000

Basic weighted average shares outstanding	99,732,608	104,735,466	110,106,078
Diluted weighted average shares outstanding	101,112,157	105,751,413	111,907,788
Basic earnings per share:
Net Income before cumulative effect of change in accounting principle	$5.20	$4.73	$4.32
Cumulative effect of change in accounting principle (net of applicable tax)	-0-	-0-	(.06)

Net Income	$5.20	$4.73	$4.26

Diluted earnings per share:
Net Income before cumulative effect of change in accounting principle	$5.13	$4.68	$4.25
Cumulative effect of change in accounting principle (net of applicable tax)	-0-	-0-	(.06)

Net Income	$5.13	$4.68	$4.19

Exhibit 21. Subsidiaries of the Registrant

The following table lists subsidiaries of the registrant which meet the definition of “significant subsidiary” according to Regulation S-X:

Company	State of Incorporation	Name Under Which Company Does Business
American Income Life Insurance Company	Indiana	American Income Life Insurance Company
Globe Life And Accident Insurance Company	Delaware	Globe Life And Accident Insurance Company
Liberty National Life Insurance Company	Alabama	Liberty National Life Insurance Company
United American Insurance Company	Delaware	United American Insurance Company
United Investors Life Insurance Company	Missouri	United Investors Life Insurance Company

All other exhibits required by Regulation S-K are listed as to location in the “Index of documents filed as a part of this report” on pages 105 through 109 of this report. Exhibits not referred to have been omitted as inapplicable or not required.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2006	2005
Assets:
Investments:
Long-term investments	$42,199	$10,365
Short-term investments	16,709	21,035

Total investments	58,908	31,400
Investment in affiliates	4,308,397	4,299,039
Taxes receivable	18,012	5,248
Other assets	33,348	43,819

Total assets	$4,418,665	$4,379,506

Liabilities and shareholders’ equity:
Liabilities:
Short-term debt	$169,736	$381,505
Long-term debt	597,537	353,263
Due to affiliates	140,502	171,791
Other liabilities	51,697	40,179

Total liabilities	959,472	946,738

Shareholders’ equity:
Preferred stock	351	351
Common stock	99,875	104,875
Additional paid-in capital	842,844	859,224
Accumulated other comprehensive income	140,097	269,084
Retained earnings	2,827,287	2,621,552
Treasury stock	(451,261)	(422,318)

Total shareholders’ equity	3,459,193	3,432,768

Total liabilities and shareholders’ equity	$4,418,665	$4,379,506

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Year Ended December 31,
	2006	2005	2004
Net investment income	$25,857	$16,499	$15,283
Realized investment gains (losses)	(9,023)	419	13,062
Other income	5,142	13,482	-0-

Total revenue	21,976	30,400	28,345

General operating expenses	14,205	9,986	9,321
Reimbursements from affiliates	(9,504)	(10,392)	(10,296)
Interest expense	73,880	60,997	56,070

Total expenses	78,581	60,591	55,095

Operating income (loss) before income taxes and equity in earnings of affiliates	(56,605)	(30,191)	(26,750)
Income taxes	27,041	21,493	10,359

Net operating loss before equity in earnings of affiliates	(29,564)	(8,698)	(16,391)
Equity in earnings of affiliates	548,195	504,088	484,946

Net income	$518,631	$495,390	$468,555

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash provided from (used for) operations before dividends from subsidiaries	$(13,776)	$4,754	$(13,391)
Cash dividends from subsidiaries	427,747	365,458	345,945

Cash provided from operations	413,971	370,212	332,554

Cash provided from (used for) investing activities:
Acquisition of investments	(39,574)	-0-	-0-
Disposition of investments	4,043	1,540	659
Net decrease (increase) in temporary investments	4,326	(10,491)	14,328
Additions to properties	(28)	(55)	(13)

Cash provided from (used for) investing activities	(31,233)	(9,006)	14,974

Cash provided from (used for) financing activities:
Issuance of 7.1% Junior Subordinated Debentures (net of $4.3 million issue expenses)	119,458	-0-	-0-
Issuance of 6 3/8% Senior Notes	245,961	-0-	-0-
Repayment of 6 1/4% Senior Notes	(180,000)	-0-	-0-
Repayment of 7 3/4% Junior Subordinated Debentures	(154,639)	-0-	-0-
Acquisition of 7 7/8% Notes	(3,659)	-0-	-0-
Net issuance (repayment) of commercial paper	(31,917)	31,299	(12,094)
Issuance of stock	21,451	217,257	26,123
Acquisitions of treasury stock	(344,861)	(554,946)	(285,226)
Borrowings from subsidiaries	15,800	14,800	-0-
Repayment on borrowings from subsidiaries	-0-	-0-	(4,300)
Excess tax benefit on stock option exercises	1,033	-0-	-0-
Payment of dividends	(71,365)	(69,616)	(72,031)

Cash provided from (used for) financing activities	(382,738)	(361,206)	(347,528)

Net decrease in cash	-0-	-0-	-0-
Cash balance at beginning of period	-0-	-0-	-0-

Cash balance at end of period	-0-	$-0-	$-0-

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Amounts in thousands)

Note A—Dividends from Subsidiaries

Cash dividends paid to Torchmark from the consolidated subsidiaries were as follows:

	2006	2005	2004
Consolidated subsidiaries	$427,747	$365,458	$345,945

Note B—Supplemental Disclosures of Cash Flow Information

The following table summarizes noncash transactions, which are not reflected on the Condensed Statements of Cash Flows:

	Year Ended December 31,
	2006	2005	2004
Paid-in capital from tax benefit for stock option exercises	$1,033	$8,115	$1,103
Other stock-based compensation not involving cash	6,576	1,375	918
Dividend of affiliate applied to loan balance	14,800	-0-	-0-

The following table summarizes certain amounts paid (received) during the period:

	Year Ended December 31,
	2006	2005	2004
Interest paid*	$55,998	$47,706	$42,813
Income taxes received	(20,514)	(19,513)	(15,725)

*	The interest cost reductions resulting from the cash settlements of Torchmark’s interest-rate swaps are netted against realized investment losses.

Note C—Special Items

Three significant legal and tax matters were settled in Torchmark’s favor in 2006 and were attributed to the Parent Company. The first settlement involved a subsidiary disposed of several years ago and resulted in proceeds of $5.1 million, after expenses, being recorded as other income. The second involved state income tax refunds of $4.3 million after expenses (net of tax) related to prior years, reducing income taxes. The final settlement involved Federal income tax issues related to prior years, and consisted of a benefit of $3.1 million.

Other income includes $13.5 million from a legal settlement which was recorded in the second quarter of 2005. Income taxes in 2005 include $7.7 million representing the Parent Company’s portion of a settlement benefit from an Internal Revenue Service examination covering several years. More information on these tax settlement is provided in Note 8—Income Taxes in the Notes to Consolidated Financial Statements. The litigation settlement is disclosed in Note 1—Significant Accounting Policies in those notes.

See accompanying Report of Independent Registered Public Accounting Firm.

TORCHMARK CORPORATION

SCHEDULE IV. REINSURANCE (CONSOLIDATED)

(Amounts in thousands)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

For the Year Ended December 31, 2006:
Life insurance in force	$139,033,372	$1,518,640	$2,100,189	$139,614,921	1.5%

Premiums:*
Life insurance	$1,457,512	$7,492	$19,882	$1,469,902	1.4%
Health insurance	1,242,350	4,818	0	1,237,532	0.0%

Total premium	$2,699,862	$12,310	$19,882	$2,707,434	0.7%

For the Year Ended December 31, 2005:
Life insurance in force	$137,086,106	$1,564,944	$2,146,473	$137,667,635	1.6%

Premiums:*
Life insurance	$1,398,402	$7,479	$20,164	$1,411,087	1.4%
Health insurance	1,018,838	3,981	0	1,014,857	0.0%

Total premium	$2,417,240	$11,460	$20,164	$2,425,944.8%

For the Year Ended December 31, 2004:
Life insurance in force	$132,450,148	$1,575,831	$2,189,851	$133,064,168	1.6%

Premiums:*
Life insurance	$1,321,514	$7,527	$20,888	$1,334,875	1.6%
Health insurance	1,051,536	4,030	1,160	1,048,666	0.1%

Total premium	$2,373,050	$11,557	$22,048	$2,383,541	0.9%

*	Excludes policy charges

See accompanying Report of Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 12 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORCHMARK CORPORATION

By:	/s/ MARK S. MCANDREW
Mark S. McAndrew,
Chairman and Chief Executive Officer and Director

By:	/s/ GARY L. COLEMAN
Gary L. Coleman, Executive Vice President and Chief Financial Officer

By:	/s/ DANNY H. ALMOND
Danny H. Almond Vice President and Chief Accounting Officer

Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHARLES E. ADAIR *	By:	/s/ HAROLD T. MCCORMICK *
	Charles E. Adair		Harold T. McCormick
	Director		Director

By:	/s/ DAVID L. BOREN *	By:	/s/ LLOYD W. NEWTON *
	David L. Boren		Lloyd W. Newton
	Director		Director

By:	/s/ M. JANE BUCHAN *	By:	/s/ SAM R. PERRY *
	M. Jane Buchan		Sam R. Perry
	Director		Director

By:	/s/ ROBERT W. INGRAM *	By:	/s/ LAMAR C. SMITH *
	Robert W. Ingram		Lamar C. Smith
	Director		Director

By:	/s/ JOSEPH L. LANIER, JR. *	By:	/s/ PAUL J. ZUCCONI *
	Joseph L. Lanier, Jr.		Paul J. Zucconi
	Director		Director

Date: February 28, 2007

*By:	/s/ GARY L. COLEMAN
Gary L. Coleman
Attorney-in-fact