Form 10-Q
period 2007-03-31
TORCHMARK CORP
filed 2007-05-09
CIK 320335

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT April 27, 2007
Common Stock, $1.00 Par Value	95,502,079

Index of Exhibits (Page 50).

Total number of pages included are 51.

TORCHMARK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets

Investments:
Fixed maturities, available for sale, at fair value
(amortized cost: 2007—$8,960,943 ; 2006—$8,897,401)	$9,166,081	$9,126,784
Equity securities, at fair value
(cost: 2007—$36,086 ; 2006—$40,105)	38,685	41,245
Policy loans	330,662	328,891
Other long-term investments, at fair value	68,353	49,681
Short-term investments	106,577	156,671

Total investments	9,710,358	9,703,272
Cash	328	16,716
Accrued investment income	172,921	168,118
Other receivables	92,758	78,809
Deferred acquisition costs and value of insurance purchased	3,010,096	2,955,842
Goodwill	423,507	378,436
Other assets	172,287	180,540
Separate account assets	1,474,536	1,498,622

Total assets	$15,056,791	$14,980,355

Liabilities and Shareholders’ Equity

Liabilities:
Future policy benefits	$7,613,912	$7,456,423
Unearned and advance premiums	91,514	88,039
Policy claims and other benefits payable	249,822	243,346
Other policyholders’ funds	90,095	90,671

Total policy liabilities	8,045,343	7,878,479

Deferred and accrued income taxes	1,028,252	1,010,618
Other liabilities	238,230	241,749
Short-term debt	152,862	169,736
Long-term debt (fair value: 2007—$676,105 ; 2006—$676,281)	597,654	597,537
Due to affiliates	124,421	124,421
Separate account liabilities	1,474,536	1,498,622

Total liabilities	11,661,298	11,521,162

Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: -0- in 2007 and in 2006	0	0
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2007—99,874,748 issued, less 4,180,768 held in treasury and 2006—99,874,748 issued, less 1,760,121 held in treasury)	99,875	99,875
Additional paid-in capital	499,859	492,333
Accumulated other comprehensive income (loss)	116,306	140,097
Retained earnings	2,941,790	2,827,287
Treasury stock, at cost	(262,337)	(100,399)

Total shareholders’ equity	3,395,493	3,459,193

Total liabilities and shareholders’ equity	$15,056,791	$14,980,355

* Derived from audited financial statements

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended March 31,
	2007	2006
Revenue:
Life premium	$391,468	$380,869
Health premium	335,278	316,080
Other premium	5,066	5,728

Total premium	731,812	702,677

Net investment income	162,580	153,389
Realized investment gains (losses)	10,049	(6,196)
Other income	1,534	7,138

Total revenue	905,975	857,008

Benefits and expenses:
Life policyholder benefits	260,389	250,546
Health policyholder benefits	237,347	223,339
Other policyholder benefits	6,740	6,269

Total policyholder benefits	504,476	480,154

Amortization of deferred acquisition costs	97,226	92,069
Commissions and premium taxes	39,840	40,560
Other operating expense	42,881	44,264
Interest expense	17,257	15,990

Total benefits and expenses	701,680	673,037

Income before income taxes	204,295	183,971
Income taxes	(69,104)	(63,697)

Net income	$135,191	$120,274

Basic net income per share	$1.39	$1.17

Diluted net income per share	$1.37	$1.16

Dividends declared per common share	$0.13	$0.11

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended March 31,
	2007	2006
Net income	$135,191	$120,274

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(11,736)	(254,688)
Less: reclassification adjustment for gains (losses) on securities included in net income	(9,646)	4,084
Less: reclassification adjustment for amortization of discount and premium	(926)	1,899
Less: foreign exchange adjustment on securities marked to market	(478)	908

Unrealized gains (losses) on securities	(22,786)	(247,797)
Unrealized gains (losses) on other investments	0	(1)
Unrealized gains (losses) adjustment to deferred acquisition costs	372	16,162

Total unrealized investment gains (losses)	(22,414)	(231,636)
Less applicable taxes	7,845	81,074

Unrealized gains (losses), net of tax	(14,569)	(150,562)

Foreign exchange translation adjustments, net of tax of $226 and $500 during 2007 and 2006, respectively	421	(975)

Pension adjustments:
Adoption of new supplemental executive retirement plan	(15,419)	0
Amortization of pension costs	583	0

Pension adjustments	(14,836)	0
Less applicable taxes	5,193	0

Pension adjustments, net of tax	(9,643)	0

Other comprehensive income (loss)	(23,791)	(151,537)

Comprehensive income (loss)	$111,400	($31,263)

See accompanying Notes to Consolidated Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2007	2006
Cash provided from operations	$246,908	$210,124

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	22,984	28,748
Fixed maturities available for sale—matured, called, and repaid	470,706	68,480
Other long-term investments	6,937	3,996

Total investments sold or matured	500,627	101,224

Investments acquired:
Fixed maturities	(546,181)	(287,545)
Other long-term investments	(4,504)	(1,534)

Total investments acquired	(550,685)	(289,079)

Net (increase) decrease in short-term investments	50,094	95,086
Net effect of change in payable or receivable for securities	(55,412)	(14,549)
Disposition of properties	1,600	295
Additions to properties	(2,969)	(1,370)
Acquisitions of low-income housing tax credit interests	(8,956)	(14,314)
Acquisition of DMAD	(47,110)	0

Cash used for investment activities	(112,811)	(122,707)

Cash provided from (used for) financing activities:
Proceeds from exercise of stock options	37,166	8,734
Net borrowings (repayments) of commercial paper	(16,874)	88,072
Tax benefit from stock option exercises	5,482	1,270
Acquisition of treasury stock	(209,683)	(177,735)
Cash dividends paid to shareholders	(12,757)	(11,395)
Net receipts (withdrawals) from deposit product operations	46,181	(9,318)

Cash used for financing activities	(150,485)	(100,372)

Net increase (decrease) in cash	(16,388)	(12,955)
Cash at beginning of year	16,716	19,297

Cash at end of period	$328	$6,342

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at March 31, 2007, and the consolidated results of operations, comprehensive income and cash flows for the periods ended March 31, 2007 and 2006.

Note B—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended March 31,
	2007	2006
Basic weighted average shares outstanding	97,485,266	102,642,670
Weighted average dilutive options outstanding	1,540,961	878,538

Diluted weighted average shares outstanding	99,026,227	103,521,208

Antidilutive shares*	306,770	1,012,442

*	Antidilutive shares are excluded from the calculation of diluted earnings per share.

Unless otherwise specified, earnings per share data is assumed to be on a diluted basis.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans

Components of Post-Retirement Benefit Costs

	Three Months ended March 31,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$2,328	$2,080	$170	$194
Interest cost	3,388	3,063	239	236
Expected return on assets	(4,635)	(3,811)	0	0
Prior service cost	517	9	0	0
Net actuarial (gain)/loss	165	317	(89)	(7)

Net periodic benefit cost	$1,763	$1,658	$320	$423

As of March 31, 2007, Torchmark plans to contribute an amount not to exceed $20 million to its qualified funded pension plan in 2007. As of March 31, 2007, contributions of $5 million have been made.

In January, 2007, Torchmark adopted the Supplemental Executive Retirement Plan (SERP), a non-qualified defined-benefit pension plan. The initial unfunded obligation under this plan was $15 million ($10 million after tax), which increased Torchmark’s pension benefit liability and decreased other comprehensive income upon adoption. Later in 2007, the Company intends to segregate this amount plus approximately $2 million accrued 2007 costs into a “Rabbi” trust with funds added periodically to fund the plan’s obligations.

Note D—Business Segments

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

Note D—Business Segments (continued)

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

Investment management operations is the segment that includes the management of the investment portfolio, debt, and cash flow. Management’s measure of profitability for this segment is excess investment income, which is the income earned on the investment portfolio less the interest credited on net policy liabilities and financing costs. Financing costs include the interest on Torchmark’s debt and, for the 2006 period, net cash settlements on Torchmark’s swap instruments. Other income and insurance administrative expense are classified in a separate “Other” segment.

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Business Segments (continued)

Torchmark previously entered into several interest-rate swap agreements in connection with its debt issues exchanging its fixed-rate obligations for variable rates. The cash inflows (outflows) from settlements of these swaps were considered to be reductions (additions) to Torchmark’s financing costs by management in the evaluation of the performance of its Investment segment, and were reported as such in this segment analysis. However, because of accounting guidance requiring that all income components of non-hedged derivatives be recorded in the same line item as the derivative’s periodic adjustment to fair value, Torchmark has reported cash settlements on all of its swaps as realized investment gains or losses in the Consolidated Statements of Operations. As of June 30, 2006, Torchmark had sold all its swap agreements and has not subsequently entered into any further swap agreements.

Torchmark accounts for its stock options under current accounting guidance requiring stock option expensing based on the fair value of the option at the time of grant. Management considers stock option expense to be an expense of the Parent Company. Therefore, stock option expense is treated as a Corporate expense in Torchmark’s segment analysis.

Torchmark provides coverage under the Medicare Part D prescription drug plan for Medicare beneficiaries. In accordance with GAAP, Part D premiums are recognized evenly throughout the year when they become due but benefit costs are recognized when the costs are incurred. Due to the design of the Part D product, premiums are evenly distributed throughout the year, but benefit costs are much higher earlier in the year. As a result, under GAAP, benefit costs can exceed premiums in the first part of the year, but be less than premiums during the remainder of the year. For segment reporting purposes, Torchmark has elected to defer $20.5 million excess benefits incurred in the first quarter of 2007 to the remainder of the year in order to more closely match the benefit cost with the associated revenue. In 2006, $23.0 million in excess benefits were deferred. For the full year, the total premiums and benefits were the same under this alternative method as they were under GAAP in 2006 and are expected to be so in 2007. The Company’s presentation results in the underwriting margin percentage of each interim period reflecting the expected margin percentage for the full year. In addition, GAAP recognizes in each quarter a risk-sharing premium adjustment consistent with the contract as if the quarter represented an entire contract period. Torchmark did not include this $15.7 million GAAP adjustment in the first quarter of 2007 or the comparable $18.6 million adjustment in the first quarter of 2006 for segment reporting purposes. These adjustments were removed because Torchmark does not anticipate receiving a risk-sharing payment at the end of the contract period and because its interim profit margins for Part D are based upon estimated full year profit margins.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Business Segments (continued)

In the first quarter of 2006, Torchmark received a pre-tax litigation settlement, net of expenses, of $6.3 million ($4.1 million after tax) from litigation regarding a subsidiary disposed of several years ago. Also relating to issues arising in 2003 were legal costs of $324 thousand in 2007 ($211 thousand after tax) and settlements of Federal income tax issues consisting of a benefit of $350 thousand in 2007 and an expense of $538 thousand in 2006. Management removes issues related to prior periods such as these when analyzing its ongoing core results. Additionally, a Torchmark subsidiary began a program in the latter half of 2006 to dispose of its agency office buildings, replacing them with rental facilities. Because of the scale of this nonoperating program, we have removed $903 thousand of gain from the sales ($587 thousand after tax) from 2007 core results. There were no sales in the first quarter of 2006. This gain is included in “Other income” in the Consolidated Statement of Operations.

The following tables total the components of Torchmark’s operating segments and reconcile these operating results to its pretax income and each significant line item in its Consolidated Statements of Operations.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the three months ended March 31, 2007
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$391,468	$319,574	$5,066			$15,704	(1)	$731,812
Net investment income				$162,514		66	(2)	162,580
Other income					$887	647	(3,6)	1,534

Total revenue	391,468	319,574	5,066	162,514	887	16,417		895,926

Expenses:
Policy benefits	260,389	216,834	6,740			20,513	(1)	504,476
Required interest on net reserves	(94,672)	(6,859)	(7,391)	108,922				0
Amortization of acquisition costs	105,661	35,174	3,026	(46,635)				97,226
Commissions and premium tax	18,328	21,718	50			(256	) (3)	39,840
Insurance administrative expense(5)					38,687	324	(4)	39,011
Parent expense					1,826			1,826
Stock option expense					2,044			2,044
Financing costs:
Debt				17,191		66	(2)	17,257

Total expenses	289,706	266,867	2,425	79,478	42,557	20,647		701,680

Subtotal	101,762	52,707	2,641	83,036	(41,670)	(4,230)		194,246
Non-operating items						4,230	(1,3,4)	4,230

Measure of segment profitability (pretax)	$101,762	$52,707	$2,641	$83,036	$(41,670)	$0		198,476

Deduct applicable income taxes								(67,417)

Segment profits after tax								131,059

Add back income taxes applicable to segment profitability								67,417
Add (deduct) realized investment gains (losses)								10,049
Deduct net costs from legal settlement (4)								(324)
Deduct Part D adjustment (1)								(4,809)
Add gain from sale of agency buildings (6)								903

Pretax income per Consolidated Statement of Operations								$204,295

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to adoption of FIN46R (accounting rule requiring deconsolidaton of Trust Preferred Securities).
(3)	Elimination of intersegment commission.
(4)	Legal settlements.
(5)	Administrative expenses are not allocated to insurance segments.
(6)	Gain from sale of agency buildings.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the three months ended March 31, 2006
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$380,869	$297,439	$5,728			$18,641	(1)	$702,677
Net investment income				$153,299		90	(2)	153,389
Other income					$1,126	6,012	(3,4)	7,138

Total revenue	380,869	297,439	5,728	153,299	1,126	24,743		863,204

Expenses:
Policy benefits	250,546	200,334	6,269			23,005	(1)	480,154
Required interest on net reserves	(88,865)	(5,753)	(7,095)	101,713				0
Amortization of acquisition costs	100,969	31,343	3,634	(43,877)				92,069
Commissions and premium tax	19,347	21,526	9			(322	) (3)	40,560
Insurance administrative expense(5)					40,135			40,135
Parent expense					2,422			2,422
Stock option expense					1,707			1,707
Financing costs:
Debt				15,900		90	(2)	15,990
Benefit from interest rate swaps				(377)				(377)

Total expenses	281,997	247,450	2,817	73,359	44,264	22,773		672,660

Subtotal	98,872	49,989	2,911	79,940	(43,138)	1,970		190,544
Non-operating items						(1,970	) (1,4)	(1,970)

Measure of segment profitability (pretax)	$98,872	$49,989	$2,911	$79,940	$(43,138)	$0		188,574

Deduct applicable income taxes								(64,770)

Segment profits after tax								123,804

Add back income taxes applicable to segment profitability								64,770
Remove benefit from interest rate swaps (included in “Realized investment gains (losses)”)								(377)
Add (deduct) realized investment gains (losses)								(6,196)
Add net proceeds from legal settlements (4)								6,334
Deduct Part D adjustment (1)								(4,364)

Pretax income per Consolidated Statement of Operations								$183,971

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to adoption of FIN46R (accounting rule requiring deconsolidaton of Trust Preferred Securities).
(3)	Elimination of intersegment commission.
(4)	Legal settlements related to disposed subsidiary.
(5)	Administrative expenses is not allocated to insurance segments.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Three months ended March 31,		Increase (Decrease)
	2007	2006	Amount	%
Life insurance	$101,762	$98,872	$2,890	3
Health insurance	52,707	49,989	2,718	5
Annuity	2,641	2,911	(270)	(9)
Other:
Other income	887	1,126	(239)	(21)
Administrative expense	(38,687)	(40,135)	1,448	(4)
Investment	83,036	79,940	3,096	4
Corporate and adjustments	(3,870)	(4,129)	259	(6)

Pretax total	198,476	188,574	9,902	5
Applicable taxes	(67,417)	(64,770)	(2,647)	4

After-tax total	131,059	123,804	7,255	6
Reconciling items:
Remove benefit from interest rate swaps (after tax) from Investment Segment *	0	(245)	245
Realized gains (losses) (after tax)	6,532	(4,028)	10,560
Part D adjustment (after tax)	(3,126)	(2,836)	(290)
Tax settlements	350	(538)	888
Net proceeds (costs) of legal settlements (after tax)	(211)	4,117	(4,328)
Gain on sale of agency buildings (after tax)	587	0	587

Net Income	$135,191	$120,274	$14,917	12

*	This item is included in Realized gains (losses) in the Consolidated Statements of Operations, but in the Segment analysis is included in the Investment segment.

Note E – Newly Adopted Accounting Standards

Tax Uncertainties: Torchmark adopted and implemented Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. This interpretation was issued to clarify the accounting for income taxes by providing methodology for the financial statement recognition and measurement of uncertain

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Newly Adopted Accounting Standards (continued)

income tax positions taken or expected to be taken in a tax return. As a result of the implementation, Torchmark recognized a $2.3 million decrease to its liability for unrecognized tax benefits. This decrease was accounted for as an adjustment to the January 1, 2007 balance of Retained earnings on the Consolidated Balance Sheet. Including the cumulative effect decrease, at January 1, 2007, Torchmark had approximately $18.3 million of total gross unrecognized tax benefits including accrued interest expense net of Federal tax benefits. Of this total, $7.2 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

Torchmark and its subsidiaries’ income tax returns have been audited by the Internal Revenue Service (IRS) through the 2004 tax year. The Appeals division of the IRS and the Company have agreed to settle all issues with respect to the Company’s 1998, 2001, and 2002 tax years and are awaiting final approval of such settlement by the Joint Committee of Taxation. The outcome of this settlement was substantially reflected in prior periods. The IRS has also completed its examination of Torchmark’s 2003 and 2004 tax years and has proposed various insignificant adjustments which are currently being evaluated. The IRS is not currently examining the 2005-2006 tax years but such tax years remain subject to examination.

Canadian income tax authorities have completed their examination of Torchmark and its subsidiaries’ tax returns through 2001 and have proposed certain adjustments which are currently being litigated by the Company. Torchmark believes that it is reasonably possible that judicial process surrounding its case against Canadian tax authorities will be concluded during 2007. As a result, the Company estimates that its liability for unrecognized tax benefits may decrease by approximately $5 million in the next twelve months. The tax years subsequent to 2001 remain subject to examination by Canadian income tax authorities.

Torchmark’s continuing practice is to recognize interest and/or penalties related to income tax matters in Income tax expense. The Company had $6 million accrued for interest and $0 accrued for penalties as of January 1, 2007.

Internal Replacements: As of January 1, 2007, Torchmark adopted Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Newly Adopted Accounting Standards (continued)

SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract are accounted for as a continuation of the replaced contract. Modifications to a replacement contract that substantially change the contract are accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition cost, unearned revenue, and deferred sales inducements associated with the replaced contract. The adoption of SOP 05-1 had no material impact on Torchmark’s financial position or results of operations.

Hybrid Financial Instruments: Statement No. 155, Accounting for Certain Hybrid Financial Instruments, (SFAS 155), was adopted by Torchmark effective January 1, 2007. It extended the scope of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to include certain securitized financial assets. Assets affected included primarily mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities that contain an embedded derivative. The Company would have a one-time election to value the entire amount of any affected hybrid security at fair value, with fluctuations in value included in earnings. Because Torchmark has negligible investments in affected securities, the impact of adoption was immaterial.

Note F—Acquisition

In January, 2007, a subsidiary of Globe Life And Accident Insurance Company (Globe), a wholly-owned subsidiary of Torchmark, acquired the assets of Direct Marketing and Advertising Distributors, Inc. (DMAD) for $47 million in a cash transaction. For the past fifteen years, Globe was DMAD’s only insurance client. During this period of time, DMAD provided advertising and targeted marketing for the part of Globe’s direct response insurance business that is distributed through mailed coupon packets and publication inserts. The purchase added $45 million of goodwill and $2 million of other assets to Torchmark’s Consolidated Balance Sheet as of March 31, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary of Operations. Torchmark’s operations are segmented into its insurance underwriting and investment operations as described in Note D—Business Segments. The measures of profitability described in Note D are useful in evaluating the performance of the segments and the marketing groups within each insurance segment, because each of our distribution units operates in a niche market. These measures enable management to view period-to-period trends, and to make informed decisions regarding future courses of action.

The tables in Note D—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the three-month periods ended March 31, 2007 and 2006. Additionally, this note provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles those measures to our net income. That summary is reproduced below from the Consolidated Financial Statements to present our overall operations in the manner that management views the business.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Three months ended March 31,		Increase (Decrease)
	2007	2006	Amount	%
Life insurance	$101,762	$98,872	$2,890	3
Health insurance	52,707	49,989	2,718	5
Annuity	2,641	2,911	(270)	(9)
Other:
Other income	887	1,126	(239)	(21)
Administrative expense	(38,687)	(40,135)	1,448	(4)
Investment	83,036	79,940	3,096	4
Corporate and adjustments	(3,870)	(4,129)	259	(6)

Pretax total	198,476	188,574	9,902	5
Applicable taxes	(67,417)	(64,770)	(2,647)	4

After-tax total	131,059	123,804	7,255	6
Reconciling items:
Remove benefit from interest rate swaps (after tax) from Investment Segment *	0	(245)	245
Realized gains (losses) (after tax)	6,532	(4,028)	10,560
Part D adjustment (after tax)	(3,126)	(2,836)	(290)
Tax settlement	350	(538)	888
Net proceeds (costs) from legal settlement (after tax)	(211)	4,117	(4,328)
Gain on sale of agency buildings (after tax)	587	0	587

Net Income	$135,191	$120,274	$14,917	12

*	This item is included in Realized gains (losses) in the Consolidated Statements of Operations, but in the Segment analysis is included in the Investment segment.

A discussion of operations by each segment follows later in this report. These discussions compare the first three months of 2007 with the same period of 2006, unless otherwise noted.

Highlights, comparing the first three months of 2007 with the first three months of 2006. Net income per diluted share increased 18% to $1.37. Included in net income are after-tax realized investment gains of $.07 per share in 2007 compared with losses of $.04 per share in 2006. One component of investment losses in 2006 was the valuation adjustment on interest-rate swaps, which increased 2006 investment losses by $.02 per share, but had no impact on 2007 earnings per share as all swaps were disposed of in 2006.

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

Total premium income rose 4% to $732 million. Total net sales, excluding Medicare Part D net sales, declined 1% to $121 million. Also excluding Part D, first-year collected premium rose 4% to $99 million for the quarter. Because net sales and first-year collected premium refer only to new product sales, these statistical measures for Medicare Part D are somewhat skewed, because the program commenced in 2006. All enrollees in 2006 were considered sales whereas only new enrollees were counted in 2007. We do not expect a large amount of growth in enrollees going forward after the first year.

Life insurance premium income grew 3% to $391 million. Life net sales declined 8% to $62 million and first-year collected life premium declined 7% to $50 million. Life underwriting margins increased 3% to $102 million, in line with the 3% premium growth. During the quarter we completed our purchase of the assets of Direct Marketing and Advertising Distributors, Inc. (DMAD) for $47 million, which we believe will result in increased distribution opportunities and reduced per unit acquisition costs for the insert media component of the Direct Response group.

Health insurance premium income, excluding Medicare Part D premium, rose 3% to $265 million. Health net sales, excluding Part D, rose 7% to $59 million, reflective of increased supplemental limited-benefit product sales. First-year collected health premium, excluding Part D, rose 20% to $49 million.

Medicare Part D is a component of our health insurance segment. A reconciliation between how management views Medicare Part D business and GAAP is found under the caption Medicare Part D in this report. In the manner we view our Medicare Part D prescription drug business, policyholder premium was $55 million in 2007, an increase of 40%. Underwriting income rose 42% to $5 million in the 2007 three months. In the 2006 plan year, enrollees had until May 15, 2006 to enter the program. However, in the 2007 plan year, all enrollees had to sign up by December 31, 2006, resulting in the increased premium in 2007.

Excess investment income per diluted share increased 9% to $.84 as excess investment income increased 4% or $3 million to $83 million in the period. Net investment income increased 6% or $9 million, but was partially offset by a $4 million increase in interest cost on net insurance policy liabilities and a $2 million increase in financing costs as a result of higher short-term rates. (For more information, refer to the discussion under the caption Investments (excess investment income)).

Excess investment income continues to be restricted as short-term financing costs remain high while long-term yields available for investment have not increased significantly,

resulting in a limited spread between long and short-term rates. Because of the low interest-rate environment during recent periods, we have made new investment acquisitions predominantly at yields lower than our average portfolio yield during that time. For the 2007 quarter, the effective annual yield on new investments was 6.59%, compared with an average portfolio yield of 6.98% (at March 31, 2007). The fixed-maturity portfolio at market value accounted for 94% of total investments at March 31, 2007.

We acquired 3.3 million shares of the Company’s common stock in the open market at a cost of $210 million ($64.37 average price per share) during the 2007 quarter. Of the $210 million, $167 million was from excess operating cash flow, which was used to repurchase 2.6 million shares, and $43 million was from the cash received from stock option exercises by current and former employees. Proceeds from these option exercises were used to repurchase 666 thousand shares in order to minimize dilution from the exercises. We have an on-going share repurchase program which began in 1986 and was reaffirmed at the July 27, 2006 Board of Directors’ meeting. With no specified authorization amount, management determines the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses.

A detailed discussion of our operations by component segment follows.

Life insurance, comparing the first three months of 2007 with the first three months of 2006. Life insurance is our predominant segment, representing 53% of premium income and 65% of insurance underwriting margin in the first quarter of 2007. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the Investment segment. Life insurance premium income increased 3% to $391 million. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2007		2006		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$122,677	31	$116,388	31	$6,289	5
American Income Exclusive Agency	106,446	27	99,238	26	7,208	7
Liberty National Exclusive Agency	74,207	19	75,652	20	(1,445)	(2)
Other Agencies	88,138	23	89,591	23	(1,453)	(2)

Total Life Premium	$391,468	100	$380,869	100	$10,599	3

We view net sales as an indicator of new business production as defined earlier in this report. Our net sales of life insurance declined 8% from the same period of the prior year. An analysis of life net sales by distribution group is presented below.

Life Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase (Decrease)
	2007		2006
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$28,238	45	$29,957	44	$(1,719)	(6)
American Income Exclusive Agency	20,898	34	20,765	31	133	1
Liberty National Exclusive Agency	8,782	14	11,211	16	(2,429)	(22)
Other Agencies	4,457	7	5,903	9	(1,446)	(24)

Total Life Net Sales	$62,375	100	$67,836	100	$(5,461)	(8)

First-year collected life premium, defined earlier in this report, was $50 million in the 2007 period, decreasing 7% from the prior-year period. First-year collected life premium by distribution group is presented in the table below.

Life Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase (Decrease)
	2007		2006
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$19,659	39	$20,392	37	$(733)	(4)
American Income Exclusive Agency	17,985	36	17,694	33	291	2
Liberty National Exclusive Agency	7,834	15	9,057	17	(1,223)	(14)
Other Agencies	4,861	10	7,235	13	(2,374)	(33)

Total	$50,339	100	$54,378	100	$(4,039)	(7)

The Direct Response operation is conducted through direct mail, insert media and television solicitations. Direct Response consists of two primary components, the direct mail component and the insert media component. The direct mail component targets primarily young middle-income households with children. One key product is a juvenile life insurance policy. Not only is the juvenile market an important source of sales, but it also is a vehicle to reach the parents and grandparents of the juvenile policyholders. Parents and grandparents of these juvenile policyholders are more likely to respond favorably to a Direct Response solicitation for life coverage on themselves than is the general adult population. Also, both the juvenile policyholders and their parents are low acquisition-cost targets for sales of additional coverage over time. We expect that sales to this demographic group will continue as one of this group’s premier markets.

The insert media component, which targets primarily the adult market, involves placing our insurance solicitations as advertising inserts into a variety of media, such as circulars, newspapers, bank statements, and billings. This media was historically placed by DMAD, previously an unrelated entity with which we have had a relationship for fifteen years. Over this period, the insert media component of this operation has grown to the point that it now represents the majority of Direct Response sales. As noted in Note F – Acquisitions, we acquired DMAD in January, 2007 for $47 million. We expect the additional control that this acquisition provides us will expand marketing opportunities while improving margins in the insert media component.

Direct Response’s life premium income rose 5% to $123 million, representing 31% of Torchmark’s total life premium, the largest contribution of any distribution system. Net sales of $28 million declined 6% and first-year collected premium of $20 million declined 4% over the prior year period.

The American Income Exclusive Agency markets primarily to members of labor unions, but also to credit unions and other associations. This agency produced premium income of $106 million, an increase of 7%. Net sales increased 1% to $21 million while first-year collected premium rose 2% to $18 million. Growth in sales in our captive agencies is highly dependent on growing the size of the agency force. The American Income agent count was 2,405 at March 31, 2007, 2% higher than at 2006 year end (2,353) and 7% above the count a year earlier (2,257). This agency continues to emphasize the recruiting of new agents, focusing on a systematic, centralized internet recruiting program, and an incentive program to reward growth in both recruiting and production.

The Liberty National Exclusive Agency markets life insurance to middle-income customers primarily in the Southeast. Life premium income was $74 million, compared with $76 million in the 2006 period. First-year collected premium declined 14% from the prior period, while net sales declined 22%, reflective of a decline in the number of agents in this agency over the past few quarters. The Liberty Agency had 1,436 producing agents at March 31, 2007, declining 15% from 1,694 at March 31, 2006, but rising 4% over the December 31, 2006 count of 1,381. In 2006, the Liberty National agency reorganized its marketing leadership and restructured its agent compensation system to provide greater reward to productive agents and to establish production minimums for agents. These changes led to terminations and resignations during 2006 of agents not meeting these production minimums. While these changes have led to a decline in agent count and sales in the past year, the changes have resulted in improved margins and lowered insurance administrative expenses which we expect to continue. Also, because the new system better rewards production, we believe that these changes will result in a more productive agency over the long term.

The Other Agencies distribution systems offering life insurance include the Military Agency, the United American Independent and Branch Office Agencies (both of which predominately write health insurance), United Investors, and various minor distribution channels. The Other Distribution group contributed $88 million of life premium income, or 23% of Torchmark’s total in the 2007 quarter.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Three months ended March 31,
	2007		2006		Increase
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$391,468	100	$380,869	100	$10,599	3
Net policy obligations	165,717	42	161,681	42	4,036	2
Commissions and acquisition expense	123,989	32	120,316	32	3,673	3

Insurance underwriting income before other income and administrative expense	$101,762	26	$98,872	26	$2,890	3

Life insurance underwriting income before insurance administrative expenses was $102 million, increasing 3%. This margin growth was primarily the result of premium growth, but was also positively affected by favorable mortality in the Military Agency in the 2007 quarter. This improvement in mortality is not expected to be a trend. As a percentage of life premium, underwriting margin was stable at 26%.

Health insurance, comparing the first three months of 2007 with the first three months of 2006. Health premium accounted for 46% of our total premium in the 2007 period, while the health underwriting margin accounted for 34% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. Our health products are supplemental health plans that include a variety of limited-benefit health plans including hospital/surgical, cancer and accident plans sold to customers under age 65, as well as Medicare Supplements sold to Medicare enrollees. Beginning January 1, 2006, we also began providing coverage under the Medicare Part D prescription plan. Because of the significant contribution to premium and underwriting income of our new Medicare Part D health product, Medicare Part D business will be shown as a separate health component and will be discussed separately in the analysis of the health segment.

Total health insurance premium for the 2007 period as viewed by management was $320 million, up 7%. Excluding Medicare Part D premium, health premium was $265 million, an increase of 3% over the prior period. A reconciliation between segment reporting for Part D and GAAP is discussed under the caption Medicare Part D in this report.

The table below is an analysis of our health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase (Decrease)
	2007		2006
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency	$103,768	39	$110,427	43	$(6,659)	(6)
United American Branch Office Agency	96,904	37	85,836	33	11,068	13
Liberty National Exclusive Agency	36,376	14	35,484	14	892	3
American Income Exclusive Agency	16,873	6	16,060	6	813	5
Direct Response	10,965	4	10,492	4	473	5

Subtotal	264,886	100	258,299	100	6,587	3

Medicare Part D	54,688		39,140		15,548	40

Total Health Premium	$319,574		$297,439		$22,135	7

Presented below is a table of health net sales by distribution method.

Health Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase (Decrease)
	2007		2006
	Amount	% of Total	Amount	% of Total	Amount	%
United American Branch Office Agency	$42,327	72	$34,124	62	$8,203	24
United American Independent Agency	10,104	17	13,157	24	(3,053)	(23)
American Income Exclusive Agency	2,568	4	2,806	5	(238)	(8)
Liberty National Exclusive Agency	2,189	4	3,051	6	(862)	(28)
Direct Response	1,746	3	1,820	3	(74)	(4)

Subtotal	58,934	100	54,958	100	3,976	7

Medicare Part D*	17,346		183,826		(166,480)	(91)

Total Health Net Sales	$76,280		$238,784		$(162,504)	(68)

*	Net sales for Medicare Part D represents only new first-time enrollees.

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase (Decrease)
	2007		2006
	Amount	% of Total	Amount	% of Total	Amount	%
United American Branch Office Agency	$31,671	65	$21,901	54	$9,770	45
United American Independent Agency	10,416	21	11,776	29	(1,360)	(12)
American Income Exclusive Agency	2,825	6	2,820	7	5	0
Liberty National Exclusive Agency	2,245	5	2,550	7	(305)	(12)
Direct Response	1,370	3	1,282	3	88	7

Subtotal	48,527	100	40,329	100	8,198	20

Medicare Part D*	28,521		39,140		(10,619)	(27)

Total	$77,048		$79,469		$(2,421)	(3)

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

Below is an analysis of health net sales by product type.

Health Insurance

Net Sales by Product Type

(Dollar amounts in thousands)

	Three months ended March 31,				Increase (Decrease)
	2007		2006
	Amount	% of Total	Amount	% of Total	Amount	%
Limited-benefit plans	$51,648	88	$45,439	83	$6,209	14
Medicare Supplement	7,286	12	9,519	17	(2,233)	(23)

Subtotal	58,934	100	54,958	100	3,976	7

Medicare Part D*	17,346		183,826		(166,480)	(91)

Total	$76,280		$238,784		$(162,504)	(68)

*	Net sales for Medicare Part D represents only new first-time enrollees.

The following table is an additional presentation of first-year collected health premium by product type.

Health Insurance

First-Year Collected Premium by Product Type

(Dollar amounts in thousands)

	Three months ended March 31,				Increase (Decrease)
	2007		2006
	Amount	% of Total	Amount	% of Total	Amount	%
Limited-benefit plans	$41,072	85	$31,725	79	$9,347	29
Medicare Supplement	7,455	15	8,604	21	(1,149)	(13)

Subtotal	48,527	100	40,329	100	8,198	20

Medicare Part D*	28,521		39,140		(10,619)	(27)

Total	$77,048		$79,469		$(2,421)	(3)

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

Health insurance, excluding Medicare Part D. In recent periods, we have emphasized the sale of limited-benefit health insurance products rather than Medicare Supplement insurance, as customer demand for the limited-benefit hospital/surgical plans has increased and price competition and decreased demand for Medicare Supplements have caused reduced sales of that product. Even though Medicare Supplement remains our dominant health product in terms of premium income, the contribution to premium of other health products has increased rapidly. Medicare Supplement represented 53% of total health premium income for the first quarter of 2007, compared with 58% a year earlier. In addition, net sales of limited-benefit plans were 88% of health sales in the 2007 period, compared with 83% in the 2006 period, reflecting the change in product mix in sales of health insurance business. Limited-benefit plan first-year collected premium accounted for 85% of collections, compared with 79% in the prior period.

The United American (UA) Branch Office and Independent Agencies are the predominant distributors of health products, primarily limited-benefit hospital/surgical plans. These agencies accounted for $201 million or 76% of our 2007 health premium income, exclusive of Part D premium. In recent periods, the focus of these agencies has been toward an increased emphasis on limited-benefit hospital/surgical policies sold to customers under age 65. Accordingly, these agencies have expanded their product lines as increased consumer demand for under-age-65 supplemental health products has resulted from the increase in the number of Americans without health insurance.

The UA Branch Office is a captive agency which focuses on sales of limited-benefit hospital/surgical plans. As is the case with all of our captive agency forces, growing the number of agents is critical to growth in sales. This agency has had ongoing recruiting initiatives, and as a result, this agency grew 32% over the prior year to 3,151 producing agents at March 31, 2007 from 2,391 agents a year earlier. As a result of the growth in this agency, net sales rose 24% over the prior year to $42 million and first-year collected premium increased 45% to $32 million, the highest percentage increase in new business of any Torchmark distribution group, life or health. Emphasis on sales of limited-benefit hospital/surgical plans resulted in premium growth of 50% in these products in 2007 to $48 million, surpassing the contribution of the UA Independent Agency. However, a decline of 9% in premium for the Medicare Supplement product caused total health premium at this distribution channel to increase only 13%.

The UA Independent Agency consists of independent agencies appointed with Torchmark who also sell for other companies. The UA Independent Agency is Torchmark’s largest carrier of Medicare Supplement insurance, with Medicare Supplement premium in force of $307 million at March 31, 2007. This represented approximately 57% of all Torchmark Medicare Supplement premium in force at that date. However, sales and premium of this Agency have declined over the prior period. In the first three months of 2007, total net sales declined 23% to $10 million and total health premium fell 6% to $104 million, respectively.

Other agencies. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they account for 24% of health premium. The Liberty National Agency markets primarily limited-benefit cancer products. American Income also markets a variety of limited-benefit plans, primarily accident. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response is also involved in marketing Medicare Part D.

Medicare Part D. Coverage under Torchmark’s Medicare Part D prescription drug plan for Medicare beneficiaries began January 1, 2006 and has been offered again in 2007. Medicare Part D is marketed by Torchmark through our Direct Response organization and our UA Independent and Branch Agencies.

As described in Note D—Business Segments, we report our Medicare Part D business for segment analysis purposes as we view the business, in which expected full-year benefits are matched with the related premium income which is received evenly throughout the policy year. At this time, we have expensed benefits based on our expected benefit ratio of 80%. This ratio was 77% for the full year 2006. Also described in Note D are the differences between the segment analysis and GAAP. Due to the design of the Medicare Prescription Drug product, claims are expected to be heaviest early in the calendar year. Management believes that the use of the full-year loss ratio is an appropriate measure for interim results, and also that these reporting differences will arise only on an interim basis and will diminish at the end of a full year, as they did in the full year of 2006.

Medicare Part D underwriting results are summarized in the following chart, with corresponding adjustments for GAAP.

Medicare Part D

Summary of Medicare Part D Results

(Dollar amounts in thousands)

	Three months ended March 31, 2007
	Per Segment Analysis	% of Premium	Adjustments		GAAP
Premium	$54,688	100	$15,704	(1)	$70,392

Policy obligations	44,024	80	20,513	(2)	64,537
Pharmacy Benefit Manager fees	4,175	8			4,175
Amortization of acquisition costs	1,368	3			1,368

Insurance underwriting income before other income and administrative expense	$5,121	9	$(4,809)		$312

	Three months ended March 31, 2006
	Per Segment Analysis	% of Premium	Adjustments		GAAP
Premium	$39,140	100	$18,641	(1)	$57,781

Policy obligations	31,234	80	23,005	(2)	54,239
Pharmacy Benefit Manager fees	3,133	8			3,133
Amortization of acquisition costs	1,174	3			1,174

Insurance underwriting income before other income and administrative expense	$3,599	9	$(4,364)		$(765)

(1)	Reflects a receivable from the Centers of Medicare & Medicaid Services (CMS) for risk sharing related to claims we paid in the first three months. This receivable is not recognized in the segment analysis because the risk- sharing adjustment, if any, will be based on contract year experience, not the experience of interim periods.
(2)	Deferral of excess benefits incurred in earlier interim quarters to later quarters in order to more closely match the benefit cost with the associated revenue during the contract year.

Medicare Part D premium was $55 million in 2007 compared with $39 million in 2006, after removal of the risk-sharing adjustment in both periods noted above. Premium for the 2007 first quarter differs substantially from the year-ago quarter because in the 2006 plan, Medicare beneficiaries were allowed until mid May, 2006 to enroll. However, for the 2007 plan, all enrollments had to be completed by December 31, 2006. Enrollees turning age 65 after these dates are allowed to enroll when they become age 65. At March 31, 2007 the Company had 176 thousand new and renewing members confirmed by the Centers for Medicare and Medicaid Services (CMS) for the 2007 plan year.

We do not expect a high level of growth in the number of enrollees in our Medicare Part D coverage in future periods, as most eligible enrollees chose a carrier in 2006. Also, because this is a government-sponsored program, regulatory changes could alter the outlook for this market.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Three months ended March 31, 2007
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$264,886	100	$54,688	100	$319,574	100
Net policy obligations	165,951	63	44,024	81	209,975	66
Commissons and acquisition expense	51,349	19	5,543	10	56,892	18

Insurance underwriting income before other income and administrative expense	$47,586	18	$5,121	9	$52,707	16

	Three months ended March 31, 2006
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$258,299	100	$39,140	100	$297,439	100
Net policy obligations	163,347	63	31,234	80	194,581	65
Commissons and acquisition expense	48,562	19	4,307	11	52,869	18

Insurance underwriting income before other income and administrative expense	$46,390	18	$3,599	9	$49,989	17

*	Health other than Medicare Part D.

Underwriting margins for health insurance improved 5% to $53 million, as premium rose 7% to $320 million. Medicare Part D added $1.5 million to the margin growth while Liberty’s margin increased another $1.6 million. Part D’s margin rose 42% to $5.1 million while Liberty’s margin grew 21% to $8.8 million. As a percentage of health premium, underwriting margins declined from 17% to 16%, largely affected by the lower underwriting margin Part D business as a percentage of premium becoming a greater proportion of health business in 2007. As a percentage of premium, Liberty’s health margin improved from 21% to 24% partially offsetting the Part D effect. Liberty’s margins were positively affected by the changes in agents’ compensation implemented during 2006.

Annuities. We market both fixed and variable annuities. Annuities represent less than 1% of total premium income and less than 2% of total underwriting income. Annuities are not a major component of our marketing strategy and continue to diminish in relation to our other operations.

Operating expenses, comparing the first three months of 2007 with the first three months of 2006. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock option expense, which is viewed by management as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Three months ended March 31,
	2007				2006
	Amount	% Increase	% of Premium	% of Revenue	Amount	% Increase	% of Premium	% of Revenue
Insurance administrative expenses:
Salaries	$16,355	(2.1)	2.2		$16,709	4.6	2.4
Non-Salaries	10,452	(11.1)	1.4		11,758	7.1	1.7
Employee costs	7,729	0.4	1.1		7,696	8.1	1.1
Legal	3,424	45.7	0.5		2,350	13.9	0.3
Medicare Part D	1,051	(35.2)	0.1		1,622		0.2

Total insurance administrative expenses	39,011	(2.8)	5.3		40,135	11.1	5.7

Parent company expense	1,826	(24.6)			2,422	(16.5)
Stock option expense	2,044	19.7			1,707	N/A

Total operating expenses, per
Consolidated Statements of Operations	42,881	(3.1)			44,264	13.4

Expenses related to settlement of prior period litigation	(324)				0

Total operating expenses, per segment analysis	$42,557	(3.9)		4.7	$44,264	13.4		5.2

Both insurance administrative expenses and total expenses declined over the prior year period. One factor in the 3% decline in insurance administrative expense was caused by the changes implemented in Liberty’s agent compensation system. The changes resulted in reductions in agent salaries and related employee costs of approximately $1.4 million in 2007 compared with the prior period. Management believes that these salary reductions could be replaced by higher deferred acquisition costs going forward, as the compensation system changes emphasize product sales rather than servicing salaries. Commissions on new product sales are deferred and amortized over the premium-paying life of the business. Additionally, Medicare Part D administrative costs were lower in 2007 than in 2006, because open enrollment was still in effect in 2006, causing us to incur additional administrative expense. Open enrollment for the 2007 plan year was closed on December 31, 2006.

Investments (excess investment income), comparing the first three months of 2007 with the first three months of 2006. The following table summarizes Torchmark’s investment income and excess investment income.

Excess Investment Income

(Dollar amounts in thousands)

	Three months ended March 31,		Increase (Decrease)
	2007	2006	Amount	%
Net investment income *	$162,514	$153,299	$9,215	6

Required interest on net insurance policy liabilities	(62,287)	(57,836)	(4,451)	8
Financing costs:
Debt	(17,191)	(15,900)	(1,291)	8
Interest rate swaps	0	377	(377)	(100)

Total financing costs	(17,191)	(15,523)	(1,668)	11

Excess investment income	$83,036	$79,940	$3,096	4

Excess investment income per share	$0.84	$0.77	$0.07	9

*	Net investment income per Torchmark’s segment analysis does not agree with Net investment income per the Consolidated Statements of Operations as explained in the Reconciliation in Note E—Business Segments.

The Investment segment is responsible for the management of capital resources, including investments, debt, and cash flow. As defined in Note D—Business Segments, excess investment income is the profitability measure used by management to evaluate the performance of the Investment segment. Management also views excess investment income per diluted share as an important performance measure for this segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the Investment segment to the consolidated earnings per share of the Company. Since 1986, we have used excess cash flow to repurchase Torchmark shares under our ongoing share repurchase program after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the potential earnings foregone on cash that could have otherwise been invested in interest-bearing assets, but the repurchases also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, management believes that excess investment income per diluted share is the most appropriate measure of the Investment segment.

Growth in excess investment income continues to be restrained in 2007, as the spreads between long-term rates and short-term rates remain narrow. However, excess investment income increased 4% during the period from $80 million in 2006 to $83 million. On a per share basis, excess investment income per share rose 9% to $.84. The largest component of excess investment income is net investment income, which rose 6% to $163 million. As discussed below, the increase in net investment income was partially offset by increased financing costs and required interest on insurance liabilities. Financing costs rose 11% to $17 million, as a result of a higher average commercial paper balance outstanding compared with higher short-term rates in 2007. Financing costs were also negatively impacted by the disposition in the second quarter of 2006 of two profitable interest-rate swaps, accounting for a $377 thousand reduction in 2006 costs. The disposition of this swap is discussed under the caption Capital Resources in this report. Required interest increased 8% to $62 million, correlating somewhat with the 7% growth in average interest-bearing net insurance policy liabilities.

Torchmark’s current investment policy calls for investing almost exclusively in investment-grade fixed maturities when long-term yields are available at or above 6 1/2%, even if average lives are extended. Otherwise, new money is invested short-term. In the low interest-rate environment of the past few years, acquisitions of new investments have been made at yields lower than the average portfolio yield rate, causing a decline in the average portfolio yield. More information regarding new investments is discussed below.

Average invested assets, which include fixed maturities at amortized cost, were $9.7 billion in the 2007 period, compared with a $9.1 billion average a year earlier. This 6% increase closely correlates with the 6% increase in net investment income. The increase in portfolio size was achieved even though we used excess operating cash flows in the prior twelve months to repurchase $319 million of Torchmark shares under our share repurchase program and to pay down $137 million of commercial paper debt. Please see the discussion in Capital Resources for more information on our capital transactions.

The following chart summarizes selected information for fixed-maturity purchases. Both yield and average life calculations on new purchases of noncallable bonds are based on the maturity date. In the case of callable bonds, the average life is based on the worst call date or maturity date, whichever produces the lowest yield (“yield to worst”).

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the three months ended March 31,
	2007	2006
Cost of acquisitions:
Investment-grade corporate securities	$394.4	$287.5
Tax-exempt municipal securities	151.8	0.0

Total fixed-maturity acquisitions	$546.2	$287.5

Effective annual yield (one year compounded)*	6.59%	6.11%

Average life (in years, to worst call)	27.1	14.8

*	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

In the first quarter of 2007, we bought a combination of investment-grade fixed-maturity corporate bonds, tax-exempt municipals, and trust preferred securities (classified as redeemable preferred stocks). These securities include a diversity of issuers, industry sectors, and geographical regions. Year-to-date, new money was invested at an average tax-equivalent yield of 6.6%, an average life of 27 years, and an average rating of A. This compares with a yield of 6.1%, life of 15 years and rating of A for the first quarter of 2006. If average life had been computed on the basis of first call date, rather than the date producing the lowest yield, the average life would have been 19.5 years in 2007.

Financing costs for the Investment segment primarily consist of interest on our various debt instruments. The following table reconciles interest expense per the Consolidated Statements of Operations to financing costs.

Reconciliation of Interest Expense to Financing Costs

(Amounts in thousands)

	For the three months ended March 31,
	2007	2006
Interest expense per Consolidated Statements of Operations	$17,257	$15,990
Reclassification of interest amount due to deconsolidation	(66)	(90)
Benefit from interest-rate swaps	0	(377)

Financing costs	$17,191	$15,523

The table below presents the components of financing costs.

Analysis of Financing Costs

(Amounts in thousands)

	For the three months ended March 31,
	2007	2006
Interest on funded debt	$13,278	$12,991
Interest on short-term debt	3,913	2,909
Benefit from interest-rate swaps	0	(377)

Financing costs	$17,191	$15,523

As previously noted, financing costs increased 11%, to $17 million from $16 million in the previous year’s period, as a result of higher short-term interest rates, higher debt levels, and the disposition of a profitable interest-rate swap. The offering of our $123 million principal amount 7.1% Junior Subordinated Debentures and our $250 million principal amount 6 3/8% Senior Notes in the second quarter of 2006 essentially replaced our 7 3/4% Junior Subordinated Debentures and our 6 1/4% Senior Notes, in the combined principal amount of $335 million. These transactions effectively added $39 million of principal to our long-term debt balance, albeit with slightly lower interest rates, and added approximately $287 thousand to first quarter 2007 financing costs. Additionally, approximately $1 million of the increase in financing costs was due to the increase in short-term borrowing costs associated with our commercial paper debt, as both the average balance and short-term rates were higher in 2007. Finally, the disposition of the two swaps, which reduced 2006 financing costs $377 thousand, added to the increase in 2007 costs. Please refer to the caption “Capital Resources” in this report for more information on our capital transactions and swaps.

As previously noted, the flattened yield curve, whereby lower long-term interest rates exist along with higher short-term rates, has caused the growth in excess investment income to continue to be restricted. Excess investment income should benefit if long-term rates available on new investments were to rise or short-term rates were to decline. Of these two factors, higher investment rates will have the greater impact because of the significant cash flow generated from operations becoming available for investment. Excess investment income should also benefit from the reduced exposure to short-term financing costs going forward due to the termination of our fixed-to-floating interest-rate swaps, as discussed under the caption “Capital Resources.”

Investments (portfolio composition), comparing March 31, 2007 with March 31, 2006. Approximately 94% of our investments at fair value are in a diversified fixed-maturity portfolio. Policy loans, which are secured by policy cash values, make up an additional 3%. The remaining balance is comprised of other investments including equity securities, mortgage loans, and other long-term and short-term investments. At March 31, 2007, fixed maturities had a fair value of $9.2 billion, compared with $9.1 billion at

December 31, 2006 and $8.8 billion at March 31, 2006. An analysis of our fixed-maturity portfolio by component at March 31, 2007 is as follows.

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations & agencies	$20	$0	$0	$20	0.2
Government sponsored enterprises	342	2	(4)	340	3.7
GNMA pools and other mortgage-backed securities	60	2	0	62	0.7
Corporates	7,021	242	(76)	7,187	78.4
States, municipalities and political subdivisions	179	0	(2)	177	1.9
Other	132	8	0	140	1.6
Redeemable preferred stocks	1,207	47	(14)	1,240	13.5

Total fixed maturities	$8,961	$301	$(96)	$9,166	100.0

*	At fair value

An analysis of the fixed-maturity portfolio by quality rating at March 31, 2007 is as follows.

Fixed Maturities by Rating*

(Dollar amounts in millions)

	Amortized Cost	%	Fair Market Value	%
AAA	$740	8.3	$740	8.1
AA	429	4.8	446	4.9
A	3,278	36.5	3,413	37.1
BBB	3,882	43.3	3,928	42.9
BB	465	5.2	479	5.2
B	140	1.6	134	1.5
Below B	27	0.3	26	0.3

	$8,961	100.0	$9,166	100.0

*	Rating based on Bloomberg composite

The portfolio has an average quality rating of “A-.” Approximately 93% of the portfolio at amortized cost was considered investment grade.

The majority of fixed-maturity holdings are in corporate securities. Investments in corporate fixed maturities are diversified in a wide range of industry sectors. At fair value, the following table presents the largest twelve holdings of our corporate fixed maturities by industry sector at March 31, 2007.

Industry	%
Insurance carriers	21.1
Depository institutions	14.1
Electric, gas, sanitation services	11.5
Nondepository credit institutions (finance)	6.7
Communications	4.5
Chemicals & allied products	3.6
Oil & gas extraction	3.0
Media (printing, publishing & allied lines)	2.8
Food & kindred products	2.6
Security & commodity brokers	2.3
Petroleum refining & related industries	2.3
Transportation equipment	2.2
All other sectors *	23.3

100.0

*	No other individual industry sector represented more than 2% of Torchmark’s corporate fixed maturities.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At March 31, 2007		At December 31, 2006	At March 31, 2006
Amortized cost (millions)	$8,961		$8,898	$8,595
Gross unrealized gains (millions)	301		319	304
Gross unrealized losses (millions)	(96	)(2)	(90)	(125)

Fair value (millions)	$9,166		$9,127	$8,774

Average annual effective yield	6.98%		7.02%	7.06%
Average life (in years, to worst call) (1)	14.7		13.5	12.4
Average life (in years, to maturity) (1)	17.3		16.5	15.2
Effective duration (to worst call) (1), (3)	7.8		7.4	6.8
Effective duration (to maturity) (1), (3)	8.8		8.6	8.0

(1)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the same date used to calculate the yield, which is the “worst call” date for callable bonds and the maturity date for all other bonds, and (b) based on the maturity date of all bonds, whether callable or not.
(2)	Of the $96 million gross unrealized losses at March 31, 2007, only $4 million related to securities which had a fair value less than 80% of book value, the remainder all had fair values greater than 80% of book value.
(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Realized Gains and Losses, comparing the first three months of 2007 with the first three months of 2006. As discussed in Note D—Business Segments, our core business of providing insurance coverage requires it to maintain a large and diverse investment portfolio to support its insurance liabilities. From time to time, investments are disposed of or written down prior to maturity for reasons generally beyond the control of management, resulting in realized gains or losses. As discussed in Note D, realized gains and losses are incidental to core insurance operating results, but can be significant in relation to the earnings from core insurance operations. As a result, these gains and losses can have a material positive or negative impact on net income and, if included in operating results, they might cause those results to not be indicative of the past or future performance of core operations. For these reasons, management removes the effects of realized gains and losses when evaluating its overall operating results.

The following table summarizes our tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses)

(Dollar amounts in thousands, except for per share data)

	Three months ended March 31,
	2007		2006
	Amount	Per Share	Amount	Per Share
Realized gains (losses), net of tax, from:
Investment sales	$340	$.01	$(2,412)	$(.02)
Investments called or tendered	6,192.06		290	.00
Valuation of interest rate swaps	0.00		(2,151)	(.02)
Spread on interest rate swaps *	0.00		245	.00

Total	$6,532	$.07	$(4,028)	$(.04)

*	The reduction in interest cost from swapping fixed-rate obligations to floating rates.

As noted earlier and discussed under the caption “Capital Resources,” we disposed of our remaining interest-rate swaps in the second quarter of 2006. Prior to their termination, accounting rules required us to value the interest-rate swaps at their fair value at the end of each accounting period. The temporary unrealized changes in swap values are included as a component of “Realized Investment Gains (Losses)” on the 2006 Consolidated Statement of Operations. This fair value adjustment for swaps on an after-tax basis was a negative $2.2 million in the three months of 2006.

The Securities and Exchange Commission’s accounting guidance requires that all income and expenses related to a nonhedged derivative be recorded in the same line item on the income statement that the adjustment to fair value is recorded. Therefore, the cash settlements of the swaps are combined with the noncash unrealized fair value adjustments as a component of realized investment gains and losses. Our after-tax interest cost reduction from the cash settlements included in realized investment gains and losses was a positive $245 thousand in 2006. We reduce interest cost for this benefit in our segment analysis, because the segment analysis is required by GAAP to be presented as management evaluates the performance of the segment. Management views the benefit from lower interest rates as a reduction in financing costs in our Investment segment.

Financial Condition

Liquidity. Our liquidity is evidenced by our positive cash flow, a portfolio of marketable investments, and the availability of a line of credit facility. Our insurance operations have historically generated cash flows well in excess of immediate requirements. Net cash inflows from operations were $247 million in the first three months of 2007 compared with $210 million in the same period of 2006. In addition to cash inflows from operations, Torchmark received $301 million in investment calls and $170 million of scheduled maturities or repayments during the 2007 three months.

Cash and short-term investments were $107 million at March 31, 2007, compared with $173 million at December 31, 2006 and $30 million at the end of March, 2006. In addition to these liquid assets, the entire $9.2 billion (fair value at March 31, 2007) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all fixed-income and equity securities are publicly traded. We generally expect to hold fixed-income securities to maturity. Even though these securities are available for sale, we have the ability and intent to hold securities which are temporarily impaired until they mature.

We have in place a line of credit facility with a group of lenders that allows unsecured borrowings and stand-by letters of credit up to $600 million. Originally a five-year facility set to terminate on November 18, 2009, the lending banks agreed in August 2006 to extend the maturities to August 31, 2011. As a part of the facility, we have the ability to request up to $175 million in letters of credit to be issued against the facility. The line of credit is further designated as a back-up credit line for a commercial paper program not to exceed $600 million, whereby we may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million, less any letters of credit issued. Interest is charged at variable rates. At March 31, 2007, $153 million face amount of commercial paper was outstanding ($153 million book value), $155 million letters of credit were issued, and there were no borrowings under the line of credit. A facility fee is charged on the entire facility. There are also issuance and fronting fees related to the letters of credit and there is an additional usage fee if borrowing exceeds $300 million. The facility has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreements, we are subject to certain covenants regarding capitalization and interest coverage. At March 31, 2007, we were in full compliance with these covenants.

Torchmark (Parent Company) is dependent on dividends from the insurance subsidiaries in order to meet its interest and principal repayment obligations on debt, to pay expenses, and to pay shareholder dividends. While insurance statutory regulations restrict the flow of dividends to the parent, these dividends are expected to be more than adequate to meet Parent Company obligations. In the first quarter of 2007, $167 million dividends were paid to the Parent Company by the insurance subsidiaries.

Capital resources. The capital structure consists of short-term debt (consisting of the commercial paper facility described above and maturities of long-term debt within one year), long-term funded debt, and shareholders’ equity. The outstanding long-term debt at book value, including our Junior Subordinated Debentures, was $721 million at March 31, 2007, compared with $721 million at December 31, 2006 and $508 million at March 31, 2006. An analysis of long-term debt issues outstanding is as follows at March 31, 2007.

Long Term Debt at March 31, 2007

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Senior Debentures	2009	8 1/4%	$99.5	$99.5	$106.2
Notes	2023	7 7/8	165.6	162.9	199.9
Notes	2013	7 3/8	94.0	93.3	104.1
Senior Notes	2016	6 3/8	250.0	246.2	265.9
Issue expenses (1)				(4.2)
Total long-term debt			609.1	597.7	676.1

Junior Subordinated Debentures (2)	2016	7 1/10	123.7	123.7	127.4	(3)

Total			$732.8	$721.4	$803.5

(1)	Unamortized issue expenses related to Torchmark’s Trust Preferred Securities.
(2)	Included in “Due to Affiliates” in accordance with accounting regulations.
(3)	Market value of the Trust Preferred Securities which are obligations of unconsolidated corporate trusts.

A comparison of funded debt outstanding with the year ago balance is affected by four transactions that occurred in 2006. In the second quarter of 2006, Torchmark issued $123.7 million of 7.1% Junior Subordinated Debentures and $250 million principal amount of 6 3/8% Senior Notes due 2016. The Junior Subordinated Debentures are payable to Torchmark Capital Trust III which in turn issued 4.8 million shares of 7.1% Trust Preferred Securities in a public offering in June, 2006. Issue expenses of $8.3 million were connected with these new issues and were deducted from long-term debt. In the fourth quarter of 2006, our 6 1/4% Senior Notes in the principal amount of $180 million matured and were repaid. Additionally, in the fourth quarter of 2006, we called our 7 3/4% Trust Preferred Securities in the principal amount of $150 million. This call resulted in the repayment of our 7 3/4% Junior Subordinated Debentures in the principal amount of $155 million to our Capital Trusts I and II. The combined result of the second quarter offerings and the fourth quarter refundings added a net amount of $36 million of principal to our funded debt.

We sold our two remaining interest-rate swaps in the second quarter of 2006, as rising short-term rates continued to reduce future prospects for positive interest-rate spreads. These swaps exchanged the fixed-interest commitments for floating rate commitments on our 6 1/4% Senior Notes due December, 2006 ($180 million notional amount) and 7 3/4% Trust Preferred Securities due November, 2041 ($150 million notional amount).

We acquired 2.6 million of our outstanding common shares with excess operating cash flow on the open market at a cost of $167 million ($64.26 per share) during the first three months of 2007 under our ongoing share repurchase program. Please refer to the description of our share repurchase program under the caption Highlights in this report. We intend to continue the repurchase of its common shares when financial markets are favorable.

Shareholders’ equity was $3.40 billion at March 31, 2007. This compares with $3.46 billion at December 31, 2006 and also $3.22 billion at March 31, 2006. Shareholder’s equity was reduced by the $319 million in share purchases made under the Company’s share repurchase program over the preceding twelve months.

We are required by an accounting rule (SFAS 115) to revalue our available-for-sale fixed-maturity portfolio to fair market value at the end of each accounting period. These changes, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity. Changes in the fair value of the portfolio compared with prior periods result primarily from changes in interest rates in financial markets. While SFAS 115 requires invested assets to be revalued, it does not permit interest-bearing insurance policy liabilities to be valued at fair value in a consistent manner. If these liabilities were revalued in the same manner as the assets, the effect on equity would be largely offset. The size of both the investment portfolio and our policy liabilities are quite large in relation to our shareholders’ equity. Therefore, this inconsistency in measurement usually has a material impact on the reported value of shareholders’ equity. Fluctuations in interest rates cause volatility in the period-to-period presentation of our shareholders’ equity, capital structure, and financial ratios which would be substantially removed if interest-bearing liabilities were valued in the same manner as assets. For this reason, management, credit rating agencies, lenders, many industry analysts, and certain other financial statement users remove the effect of SFAS 115 when analyzing Torchmark’s balance sheet, capital structure, and financial ratios.

The FASB issued SFAS Statement 159, effective for Torchmark beginning in 2008, which provides us with the ability to carry our interest-bearing policy liabilities and debt as well as our invested assets at market value, with changes reflected in earnings. The size of this unrealized adjustment to earnings in relation to net income each period could be considerable and very volatile, causing our earnings not to be reflective of core results, historical patterns, or predictive of future earnings trends. Therefore, we will not elect to adopt this Statement.

The following table presents selected data related to capital resources. Additionally, the table presents the effect of SFAS 115 on relevant line items, so that investors and other financial statement users may determine its impact on our capital structure.

Selected Financial Data

	At March 31, 2007		At December 31, 2006		At March 31, 2006
	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*
Fixed maturities (millions)	$9,166	$205	$9,127	$229	$8,774	$179
Deferred acquisition costs (millions) **	3,010	(10)	2,956	(11)	2,831	(7)
Total assets (millions)	15,057	195	14,980	219	14,755	172
Short-term debt (millions)	153	0	170	0	469	0
Long-term debt (millions)	721	0	721	0	508	0
Shareholders’ equity (millions)	3,395	127	3,459	142	3,224	112

Book value per diluted share	34.93	1.30	34.68	1.43	31.72	1.10
Debt to capitalization ***	20.5%	(0.6)%	20.5%	(0.7)%	23.3%	(0.6)

Diluted shares outstanding (thousands)	97,207		99,755		101,665
Actual shares outstanding (thousands)	95,694		98,115		100,594

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item.
**	Includes the value of insurance purchased.
***	Torchmark’s debt covenants require that the effect of SFAS 115 be removed to determine this ratio.

Interest coverage was 12.8 times in the 2007 three months compared with 12.5 times in the prior period.

Pension assets. The following chart presents assets at fair value for our defined-benefit pension plans at March 31, 2007 and the prior-year end.

Pension Assets by Component

(Dollar amounts in thousands)

	March 31, 2007		December 31, 2006
	Amount	%	Amount	%
Corporate debt	$44,842	22.9	$48,720	24.6
Other fixed maturities	934	0.5	962	0.5
Equity securities	145,887	74.3	143,233	72.4
Short-term investments	3,934	2.0	2,565	1.3
Other	651	0.3	2,314	1.2

Total	$196,248	100.0	$197,794	100.0

The liability for the funded defined-benefit pension plan was $193 million at December 31, 2006. As disclosed in Note C, we intend to contribute an amount not to exceed $20 million to this plan and set aside an amount equal to the SERP obligation (approximately $17 million) in 2007. Contributions in the amount of $5 million have been made to the pension plan as of March 31, 2007.

New Unadopted Accounting Rules

There have been no new standards with material application to Torchmark issued in the first quarter of 2007 that were not disclosed in prior filings.

Cautionary Statements

We caution readers regarding certain forward-looking statements contained in the previous discussion and elsewhere in this document, and in any other statements made by, or on behalf of Torchmark whether or not in future filings with the Securities and Exchange Commission. Any statement that is not a historical fact, or that might otherwise be considered an opinion or projection concerning Torchmark or its business, whether express or implied, is meant as and should be considered a forward-looking statement. Such statements represent management’s opinions concerning future operations, strategies, financial results or other developments. We specifically disclaim any obligation to update or revise any forward-looking statement because of new information, future developments, or otherwise.

Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control. If these estimates or assumptions prove to be incorrect, the actual results of Torchmark may differ materially from the forward-looking statements made on the basis of such estimates or assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, which may be national in scope, related to the insurance industry generally, or applicable to Torchmark specifically. Such events or developments could include, but are not necessarily limited to:

1)	Changing general economic conditions leading to unexpected changes in lapse rates and/or sales of our policies, as well as levels of mortality, morbidity, and utilization of health care services that differ from Torchmark’s assumptions;

2)	Regulatory developments, including changes in governmental regulations (particularly those impacting taxes and changes to the Federal Medicare program that would affect Medicare Supplement and Medicare Part D insurance);

3)	Market trends in the senior-aged health care industry that provide alternatives to traditional Medicare (such as Health

Maintenance Organizations and other managed care or private plans) and that could affect the sales of traditional Medicare Supplement insurance;

4)	Interest rate changes that affect product sales and/or investment portfolio yield;

5)	General economic, industry sector or individual debt issuers’ financial conditions that may affect the current market value of securities we own, or that may impair an issuers’ ability to make principal and/or interest payments due on those securities;

6)	Changes in pricing competition;

7)	Litigation results;

8)	Levels of administrative and operational efficiencies that differ from our assumptions;

9)	Our inability to obtain timely and appropriate premium rate increases for health insurance policies due to regulatory delay;

10)	The customer response to new products and marketing initiatives; and

11)	Reported amounts in the financial statements which are based on management’s estimates and judgments which may differ from the actual amounts ultimately realized.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 2007.

Item 4.	Controls and Procedures

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

As of the end of the fiscal quarter completed March 31, 2007, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President

and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended March 31, 2007, there have not been any significant changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

Part II – Other Info rmation

Item 1.	Legal Proceedings

Torchmark and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims involving tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark’s subsidiaries, employment discrimination, and miscellaneous other causes of action. Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, management does not believe that such litigation will have a material adverse effect on Torchmark’s financial condition, future operating results or liquidity; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future. This bespeaks caution, particularly in states with reputations for high punitive damage verdicts such as Alabama and Mississippi. Torchmark’s management recognizes that large punitive damage awards continue to occur bearing little or no relation to actual damages awarded by juries in jurisdictions in which Torchmark and its subsidiaries have substantial business, particularly Alabama and Mississippi, creating the potential for unpredictable material adverse judgments in any given punitive damage suit.

As previously reported in Forms 10-K and 10-Q, Liberty National Life Insurance Company and Torchmark Corporation were parties to purported class action litigation filed in the Circuit Court of Choctaw County, Alabama on behalf of all persons who currently or in the past were insured under Liberty cancer policies which were no longer being marketed, regardless of whether the policies remained in force or lapsed (Roberts v. Liberty National Life Insurance Company, Case No. CV-2002-009-B). These cases were based on allegations of breach of contract in the implementation of premium rate increases, misrepresentation regarding the premium rate increases, fraud and suppression concerning the closed block of business and unjust enrichment. On December 30, 2003, the Alabama Supreme Court issued an opinion granting Liberty’s and Torchmark’s petition for a writ of mandamus, concluding that the Choctaw Circuit Court did not have subject matter jurisdiction and ordering that Circuit Court to dismiss the action. The plaintiffs then filed their purported class action litigation against Liberty and Torchmark in the Circuit Court of Barbour County, Alabama on December 30, 2003 (Roberts v. Liberty National Life Insurance Company, Civil Action No. CV-03-0137). On April 16, 2004 the parties filed a written Stipulation of Agreement of Compromise and Settlement with the Barbour County, Alabama Circuit Court seeking potential settlement of the Roberts case. A fairness hearing on the potential settlement was held by the Barbour County Circuit Court with briefs received on certain issues, materials relating to objections to the proposed settlement submitted to the Court-appointed independent special master, objectors to the potential settlement heard, and a report of the Court-appointed independent actuary received on certain issues thereafter.

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

In an opinion issued on September 29, 2006, the Alabama Supreme Court voided the Barbour County Circuit Court’s final judgment and dismissed the Roberts appeal. The Supreme Court held that the Barbour County Court lacked subject-matter jurisdiction in Roberts to certify the Roberts class as a subclass of the Robertson class and to enter a final judgment approving the settlement since Roberts was filed as an independent class action collaterally attacking Robertson rather than being filed in Robertson under the Barbour County Court’s reserved continuing jurisdiction over that case. On October 23, 2006, Liberty filed a petition with the Barbour County Circuit Court under its continuing jurisdiction in Robertson for clarification, or in the alternative, to amend the Robertson final judgment. Liberty sought an order from the Circuit Court declaring that Liberty pay benefits to Robertson class members based upon the amounts accepted by providers in full payment of charges. A hearing was held on Liberty’s petition on March 13, 2007.

On March 30, 2007, the Barbour County Circuit Court issued an order denying Liberty’s petition for clarification and/or modification of Robertson, holding that Liberty’s policies did not state that they will pay “actual charges” accepted by providers. On April 8, 2007, the Court issued an order granting a motion to intervene and establishing a subclass in Robertson comprised of Liberty cancer policyholders who are now or have within the past six years, undergone cancer treatment and filed benefit claims under the policies in questions. Liberty filed a motion with the Barbour County Circuit Court to certify for an interlocutory appeal that Court’s order on Liberty’s petition for clarification in Robertson on April 17, 2007.

As previously reported in Forms 10-Q, purported class action litigation was filed against United American Insurance Company in the Circuit Court of Duval County, Florida (Moore v. United American Insurance Company, Case No. 16-2003-CA-001955-XXXMA, Division CV-E), on March 13, 2003. The plaintiff, representing a class with in excess of 8,000 members, asserted that the annual additional fees that United American charges him and its other Medicare Supplement insurance policyholders for electronic processing of claims was a premium charge subject to filing with and approval by the State of Florida’s Department of Financial Services (formerly the Department of Insurance) and that such charge was never filed by United American with and approved by the Department. The plaintiff alleged claims for breach of contract and the implied covenant of good faith and fair dealing as well as for declaratory relief. Compensatory damages including the refund of all premium charges found to be illegal, a declaratory judgment, interest, costs, and attorney’s fees were sought.

United American filed a motion to dismiss this action, which was granted by the Circuit Court on July 14, 2003. The case was subsequently refiled by the plaintiff and United American filed another motion to dismiss the case, which was denied by the Circuit Court on October 22, 2003. United American filed appropriate responsive pleadings with the Circuit Court and on March 3, 2005, the Circuit Court issued an order denying certification of a plaintiffs class. On September 30, 2005, the Florida Court of Appeals affirmed the Circuit Court’s ruling. On April 27, 2007, the Circuit Court entered an order which granted United American’s motion for a summary judgment in this case, resolving the remaining issues in the case.

Item 1A.	Risk Factors

Torchmark has had no material changes to its risk factors.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2007	266,491	$63.63	266,491
February 1-28, 2007	1,082,219	64.81	1,082,219
March 1-31, 2007	1,908,967	64.22	1,908,967

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

TORCHMARK CORPORATION

Date: May 9, 2007	/s/ Mark S. McAndrew
Mark S. McAndrew
Chairman and Chief Executive Officer

Date: May 9, 2007	/s/ Gary L. Coleman
Gary L. Coleman,
Executive Vice President and Chief Financial Officer