Form 10-Q
period 2007-06-30
TORCHMARK CORP
filed 2007-08-08
CIK 320335

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2007

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

Large accelerated filer  ☒                     Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT July 30, 2007
Common Stock, $1.00 Par Value	92,750,588

Index of Exhibits (Page 51).

Total number of pages included are 52.

TORCHMARK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets

Investments:
Fixed maturities, available for sale, at fair value
(amortized cost: 2007—$9,179,468 ; 2006—$8,897,401)	$9,152,398	$9,126,784
Equity securities, at fair value
(cost: 2007—$28,600 ; 2006—$40,105)	30,634	41,245
Policy loans	333,519	328,891
Other long-term investments	71,183	49,681
Short-term investments	104,473	156,671

Total investments	9,692,207	9,703,272
Cash	14,095	16,716
Accrued investment income	169,309	168,118
Other receivables	97,972	78,809
Deferred acquisition costs and value of insurance purchased	3,071,121	2,955,842
Goodwill	423,519	378,436
Other assets	172,748	180,540
Separate account assets	1,456,897	1,498,622

Total assets	$15,097,868	$14,980,355

Liabilities and Shareholders’ Equity

Liabilities:
Future policy benefits	$7,733,870	$7,456,423
Unearned and advance premiums	90,194	88,039
Policy claims and other benefits payable	259,645	243,346
Other policyholders’ funds	90,271	90,671

Total policy liabilities	8,173,980	7,878,479

Deferred and accrued income taxes	970,304	1,010,618
Other liabilities	263,257	241,749
Short-term debt	263,453	169,736
Long-term debt (fair value: 2007—$658,069 ; 2006—$676,281)	597,772	597,537
Due to affiliates	124,421	124,421
Separate account liabilities	1,456,897	1,498,622

Total liabilities	11,850,084	11,521,162

Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: -0- in 2007 and in 2006	0	0
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2007—99,874,748 issued, less 6,076,590 held in treasury and 2006—99,874,748 issued, less 1,760,121 held in treasury)	99,875	99,875
Additional paid-in capital	501,814	492,333
Accumulated other comprehensive income (loss)	(17,188)	140,097
Retained earnings	3,055,989	2,827,287
Treasury stock, at cost	(392,706)	(100,399)

Total shareholders’ equity	3,247,784	3,459,193

Total liabilities and shareholders’ equity	$15,097,868	$14,980,355

*	Derived from audited financial statements

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Life premium	$392,290	$380,514	$783,758	$761,383
Health premium	317,754	319,329	653,032	635,409
Other premium	5,353	5,953	10,419	11,681

Total premium	715,397	705,796	1,447,209	1,408,473
Net investment income	160,729	154,925	323,309	308,314
Realized investment gains (losses)	(2,828)	7,681	7,221	1,485
Other income	3,271	733	4,805	7,871

Total revenue	876,569	869,135	1,782,544	1,726,143

Benefits and expenses:
Life policyholder benefits	262,114	252,220	522,503	502,766
Health policyholder benefits	219,657	222,310	457,004	445,649
Other policyholder benefits	7,505	6,226	14,245	12,495

Total policyholder benefits	489,276	480,756	993,752	960,910

Amortization of deferred acquisition costs	97,354	91,172	194,580	183,241
Commissions and premium taxes	39,155	42,018	78,995	82,578
Other operating expense	42,206	43,544	85,087	87,808
Interest expense	16,541	17,638	33,798	33,628

Total benefits and expenses	684,532	675,128	1,386,212	1,348,165

Income before income taxes	192,037	194,007	396,332	377,978
Income taxes	(64,920)	(66,632)	(134,024)	(130,329)

Net income	$127,117	$127,375	$262,308	$247,649

Basic net income per share	$1.34	$1.28	$2.73	$2.45

Diluted net income per share	$1.32	$1.26	$2.68	$2.42

Dividends declared per common share	$0.13	$0.13	$0.26	$0.24

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$127,117	$127,375	$262,308	$247,649

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(225,585)	(188,441)	(237,321)	(443,129)
Less: reclassification adjustment for gains (losses) on securities included in net income	2,828	(4,257)	(6,818)	(173)
Less: reclassification adjustment for amortization of discount and premium	(1,284)	2,095	(2,210)	3,994
Less: foreign exchange adjustment on securities marked to market	(8,732)	(4,022)	(9,210)	(3,114)

Unrealized gains (losses) on securities	(232,773)	(194,625)	(255,559)	(442,422)
Unrealized gains (losses) on other investments	0	(1)	0	(2)
Unrealized gains (losses) adjustment to deferred acquisition costs	13,898	12,258	14,270	28,420

Total unrealized investment gains (losses)	(218,875)	(182,368)	(241,289)	(414,004)
Less applicable taxes	76,606	63,826	84,451	144,900

Unrealized gains (losses), net of tax	(142,269)	(118,542)	(156,838)	(269,104)

Foreign exchange translation adjustments	12,886	4,668	13,533	3,193
Less applicable taxes	(4,511)	(1,620)	(4,737)	(1,120)

Foreign exchange translation adjustments, net of tax	8,375	3,048	8,796	2,073
Pension adjustments:
Adoption of new supplemental executive retirement plan	0	0	(15,419)	0
Amortization of pension costs	616	0	1,199	0

Pension adjustments	616	0	(14,220)	0
Less applicable taxes	(216)	0	4,977	0

Pension adjustments, net of tax	400	0	(9,243)	0

Other comprehensive income (loss)	(133,494)	(115,494)	(157,285)	(267,031)

Comprehensive income (loss)	($6,377)	$11,881	$105,023	($19,382)

See accompanying Notes to Consolidated Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2007	2006
Cash provided from operations	$433,307	$432,120

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	303,980	115,944
Fixed maturities available for sale—matured, called, and repaid	921,790	160,728
Other long-term investments	16,039	18,107

Total investments sold or matured	1,241,809	294,779

Investments acquired:
Fixed maturities	(1,489,762)	(680,382)
Other long-term investments	(10,224)	(4,517)

Total investments acquired	(1,499,986)	(684,899)

Net (increase) decrease in short-term investments	52,198	48,327
Net effect of change in payable or receivable for securities	894	(28,978)
Disposition of properties	3,866	837
Additions to properties	(8,623)	(5,302)
Acquisitions of low-income housing tax credit interests	(13,833)	(22,622)
Acquisition of DMAD	(47,122)	0

Cash used for investment activities	(270,797)	(397,858)

Cash provided from (used for) financing activities:
Proceeds from exercise of stock options	39,014	14,096
Issuance of 7.1% Junior Subordinated Debentures	0	119,458
Issuance of 6 3/8% Senior Notes	0	245,961
Net borrowings (repayments) of commercial paper	93,717	(90,415)
Tax benefit from stock option exercises	5,818	1,633
Acquisition of treasury stock	(343,252)	(283,241)
Cash dividends paid to shareholders	(25,197)	(22,459)
Net receipts (withdrawals) from deposit product operations	60,566	(25,962)

Cash used for financing activities	(169,334)	(40,929)

Effect of foreign exchange rate changes on cash	4,203	65
Net increase (decrease) in cash	(2,621)	(6,602)
Cash at beginning of year	16,716	19,297

Cash at end of period	$14,095	$12,695

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at June 30, 2007, and the consolidated results of operations, comprehensive income and cash flows for the periods ended June 30, 2007 and 2006.

Note B—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Basic weighted average shares outstanding	94,964,817	99,665,151	96,218,079	101,145,685
Weighted average dilutive options outstanding	1,686,768	1,317,300	1,639,164	1,105,029

Diluted weighted average shares outstanding	96,651,585	100,982,451	97,857,243	102,250,714

Antidilutive shares*	75,429	6,000	37,923	6,000

* Antidilutive shares are excluded from the calculation of diluted earnings per share.

Unless otherwise specified, earnings per share data is assumed to be on a diluted basis.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans

Components of Post-Retirement Benefit Costs

	Three Months ended June 30,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$2,338	$2,901	$165	$184
Interest cost	3,383	4,231	237	235
Expected return on assets	(4,635)	(5,353)	0	0
Prior service cost	529	9	0	0
Net actuarial (gain)/loss	174	438	(88)	(64)

Net periodic benefit cost	$1,789	$2,226	$314	$355

	Six Months ended June 30,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$4,666	$4,981	$335	$378
Interest cost	6,771	7,294	476	471
Expected return on assets	(9,270)	(9,164)	0	0
Prior service cost	1,046	18	0	0
Net actuarial (gain)/loss	339	755	(177)	(71)

Net periodic benefit cost	$3,552	$3,884	$634	$778

As of June 30, 2007, Torchmark plans to contribute an amount not to exceed $20 million to its qualified funded pension plan in 2007. As of June 30, 2007, contributions of $6 million have been made.

In January, 2007, Torchmark adopted the Supplemental Executive Retirement Plan (SERP), a non-qualified defined-benefit pension plan. The initial unfunded obligation under this plan was $15 million ($10 million after tax), which increased Torchmark’s pension benefit liability and decreased other comprehensive income upon adoption. Later in 2007, the Company intends to fund the plan’s obligations in a “Rabbi” trust.

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

Torchmark accounts for its stock options and restricted stock under current accounting guidance requiring stock options and stock grants to be expensed based on fair value at the time of grant. Management considers stock compensation expense to be an expense of the Parent Company. Therefore, stock compensation expense is treated as a Corporate expense in Torchmark’s segment analysis.

Torchmark provides coverage under the Medicare Part D prescription drug plan for Medicare beneficiaries. In accordance with GAAP, Part D premiums are recognized evenly throughout the year when they become due but benefit costs are recognized when the costs are incurred. Due to the design of the Part D product, premiums are evenly distributed throughout the year, but benefit costs are much higher earlier in the year. As a result, under GAAP, benefit costs can exceed premiums in the first part of the year, but be less than premiums during the remainder of the year. For segment reporting purposes, Torchmark has elected to defer $26.6 million excess benefits incurred in the first six months of 2007 to the remainder of the year in order to more closely match the benefit cost

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Business Segments (continued)

with the associated revenue. In the 2006 period, $35.8 million in excess benefits were deferred. For the full year of 2006, the total premiums and benefits were the same under this alternative method as they were under GAAP and are expected to be so in 2007. The Company’s presentation results in the underwriting margin percentage of each interim period reflecting the expected margin percentage for the full year. In addition, GAAP recognizes in each quarter a risk-sharing premium adjustment consistent with the contract as if the quarter represented an entire contract period. Torchmark did not include this $19.4 million GAAP adjustment in the first six months of 2007 or the comparable $29.7 million adjustment in the first six months of 2006 for segment reporting purposes. These adjustments were removed because these contract payments are based upon the experience of the full contract year, not the experience of interim periods.

In the first six months of 2006, Torchmark received a pre-tax litigation settlement, net of expenses, of $6.3 million ($4.1 million after tax) from litigation regarding a previously-owned subsidiary. Also relating to litigation issues arising in prior periods were net legal costs of $505 thousand expensed in 2007 ($328 thousand after tax). Management removes issues related to prior periods such as these when analyzing its ongoing core results. Additionally, a Torchmark subsidiary began a program in the latter half of 2006 to dispose of its agency office buildings, replacing them with rental facilities. Because of the scale of this nonoperating program, $2.8 million of gain from the sales ($1.8 million after tax) did not apply to 2007 core results and were removed for segment purposes. There were no sales in the first half of 2006. This gain is included in “Other income” in the Consolidated Statement of Operations.

The following tables total the components of Torchmark’s operating segments and reconcile these operating results to its pretax income and each significant line item in its Consolidated Statements of Operations.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the six months ended June 30, 2007
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$783,758	$633,660	$10,419			$19,372	(1)	$1,447,209
Net investment income				$323,177		132	(2)	323,309
Other income					$2,266	2,539	(3,4,6)	4,805

Total revenue	783,758	633,660	10,419	323,177	2,266	22,043		1,775,323
Expenses:
Policy benefits	522,503	430,357	14,245			26,647	(1)	993,752
Required interest on net reserves	(190,995)	(13,826)	(15,456)	220,277				0
Amortization of acquisition costs	212,813	69,419	6,219	(93,871)				194,580
Commissions and premium tax	36,213	43,277	76			(571	) (3)	78,995
Insurance administrative expense(5)					75,594	849	(4)	76,443
Parent expense					4,354			4,354
Stock compensation expense					4,290			4,290
Financing costs:
Debt				33,666		132	(2)	33,798

Total expenses	580,534	529,227	5,084	160,072	84,238	27,057		1,386,212

Subtotal	203,224	104,433	5,335	163,105	(81,972)	(5,014)		389,111
Non-operating items						5,014	(1,4,6)	5,014

Measure of segment profitability (pretax)	$203,224	$104,433	$5,335	$163,105	$(81,972)	$0		394,125

Deduct applicable income taxes								(133,953)

Segment profits after tax								260,172

Add back income taxes applicable to segment profitability								133,953
Add (deduct) realized investment gains (losses)								7,221
Deduct net costs from legal settlements (4)								(505)
Deduct Part D adjustment (1)								(7,275)
Add gain from sale of agency buildings (6)								2,766

Pretax income per Consolidated Statement of Operations								$396,332

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to adoption of FIN46R (accounting rule requiring deconsolidaton of Trust Preferred Securities).
(3)	Elimination of intersegment commission.
(4)	Legal settlements.
(5)	Administrative expenses are not allocated to insurance segments.
(6)	Gain from sale of agency buildings.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the six months ended June 30, 2006
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$761,383	$605,682	$11,681			$29,727	(1)	$1,408,473
Net investment income				$308,118		196	(2)	308,314
Other income					$2,197	5,674	(3,4)	7,871

Total revenue	761,383	605,682	11,681	308,118	2,197	35,597		1,724,658
Expenses:
Policy benefits	502,766	409,884	12,495			35,765	(1)	960,910
Required interest on net reserves	(179,373)	(11,720)	(14,098)	205,191				0
Amortization of acquisition costs	201,257	63,158	7,361	(88,535)				183,241
Commissions and premium tax	38,770	44,448	20			(660	) (3)	82,578
Insurance administrative expense(5)					79,665			79,665
Parent expense					4,658			4,658
Stock compensation expense					3,485			3,485
Financing costs:
Debt				33,432		196	(2)	33,628
Benefit from interest rate swaps				(491)				(491)

Total expenses	563,420	505,770	5,778	149,597	87,808	35,301		1,347,674

Subtotal	197,963	99,912	5,903	158,521	(85,611)	296		376,984
Non-operating items						(296	) (1,4)	(296)

Measure of segment profitability (pretax)	$197,963	$99,912	$5,903	$158,521	$(85,611)	$0		376,688

Deduct applicable income taxes								(129,339)

Segment profits after tax								247,349

Add back income taxes applicable to segment profitability								129,339
Remove benefit from interest rate swaps (included in “Realized investment gains (losses)”)								(491)
Add (deduct) realized investment gains (losses)								1,485
Add net proceeds from legal settlements (4)								6,334
Deduct Part D adjustment (1)								(6,038)

Pretax income per Consolidated Statement of Operations								$377,978

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to adoption of FIN46R (accounting rule requiring deconsolidaton of Trust Preferred Securities).
(3)	Elimination of intersegment commission.
(4)	Legal settlements related to disposed subsidiary.
(5)	Administrative expenses is not allocated to insurance segments.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Six months ended June 30,		Increase (Decrease)
	2007	2006	Amount	%
Life insurance	$203,224	$197,963	$5,261	3
Health insurance	104,433	99,912	4,521	5
Annuity	5,335	5,903	(568)	(10)
Other:
Other income	2,266	2,197	69	3
Administrative expense	(75,594)	(79,665)	4,071	(5)
Investment	163,105	158,521	4,584	3
Corporate and adjustments	(8,644)	(8,143)	(501)	6

Pretax total	394,125	376,688	17,437	5
Applicable taxes	(133,953)	(129,339)	(4,614)	4

After-tax total	260,172	247,349	12,823	5
Reconciling items:
Remove benefit from interest rate swaps
(after tax) from Investment Segment *	0	(319)	319
Realized gains (losses) (after tax)	4,694	965	3,729
Part D adjustment (after tax)	(4,729)	(3,925)	(804)
Tax settlements from issues related to prior years	701	(538)	1,239
Net proceeds (costs) of legal settlements (after tax)	(328)	4,117	(4,445)
Gain on sale of agency buildings (after tax)	1,798	0	1,798

Net income	$262,308	$247,649	$14,659	6

*	This item is included in Realized gains (losses) in the Consolidated Statements of Operations, but in the Segment analysis is included in the Investment segment.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E – Newly Adopted Accounting Standards

Tax Uncertainties: Torchmark adopted and implemented Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. This interpretation was issued to clarify the accounting for income taxes by providing methodology for the financial statement recognition and measurement of uncertain income tax positions taken or expected to be taken in a tax return. As a result of the implementation, Torchmark recognized a $2.3 million decrease to its liability for unrecognized tax benefits. This decrease was accounted for as an adjustment to the January 1, 2007 balance of Retained earnings on the Consolidated Balance Sheet. Including the cumulative effect decrease at January 1, 2007, Torchmark had approximately $18.3 million of total gross unrecognized tax benefits, including accrued interest expense net of Federal tax benefits. If recognized in future periods, $7.2 million would reduce the effective tax rate. The remaining $11.1 million relate to timing differences which, if recognized, have no effect on the Company’s effective tax rate.

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

Canadian income tax authorities have completed their examination of Torchmark and its subsidiaries’ tax returns through 2001 and have proposed certain adjustments which are currently being litigated by the Company. Torchmark believes that it is reasonably possible that the judicial process surrounding its case against Canadian tax authorities will be concluded within the next 12 months. Should the Company be wholly successful in defending their position, the Company would recognize additional tax benefits of approximately $5 million. The tax years subsequent to 2001 remain subject to examination by Canadian income tax authorities.

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

Note F—Acquisition

In January, 2007, a subsidiary of Globe Life And Accident Insurance Company (Globe), a wholly-owned subsidiary of Torchmark, acquired the assets of Direct Marketing and Advertising Distributors, Inc. (DMAD) for $47 million in a cash transaction. For the past fifteen years, Globe was DMAD’s only insurance client. During this period of time, DMAD provided advertising and targeted marketing for the part of Globe’s direct response insurance business that is distributed through mailed coupon packets and publication inserts. The purchase added $45 million of goodwill and $2 million of other assets to Torchmark’s Consolidated Balance Sheet as of the date of purchase.

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

The tables in Note D—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the six-month periods ended June 30, 2007 and 2006. Additionally, this note provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles those measures to our net income. That summary is reproduced below from the Consolidated Financial Statements to present our overall operations in the manner that management views the business.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Six months ended June 30,		Increase (Decrease)
	2007	2006	Amount	%
Life insurance	$203,224	$197,963	$5,261	3
Health insurance	104,433	99,912	4,521	5
Annuity	5,335	5,903	(568)	(10)
Other:
Other income	2,266	2,197	69	3
Administrative expense	(75,594)	(79,665)	4,071	(5)
Investment	163,105	158,521	4,584	3
Corporate and adjustments	(8,644)	(8,143)	(501)	6

Pretax total	394,125	376,688	17,437	5
Applicable taxes	(133,953)	(129,339)	(4,614)	4

After-tax total	260,172	247,349	12,823	5
Reconciling items:
Remove benefit from interest rate swaps
(after tax) from Investment Segment *	0	(319)	319
Realized gains (losses) (after tax)	4,694	965	3,729
Part D adjustment (after tax)	(4,729)	(3,925)	(804)
Tax settlements from issues related to prior years	701	(538)	1,239
Net proceeds (costs) from legal settlements (after tax)	(328)	4,117	(4,445)
Gain on sale of agency buildings (after tax)	1,798	0	1,798

Net income	$262,308	$247,649	$14,659	6

*	This item is included in Realized gains (losses) in the Consolidated Statements of Operations, but in the Segment analysis is included in the Investment segment.

A discussion of operations by each segment follows later in this report. These discussions compare the first six months of 2007 with the same period of 2006, unless otherwise noted.

Highlights, comparing the first six months of 2007 with the first six months of 2006. Net income per diluted share increased 11% to $2.68. Included in net income are after-tax realized investment gains of $.05 per share in 2007 compared with net gains of $.01 per share in 2006. One component of investment losses in 2006 was the valuation adjustment on interest-rate swaps, which reduced 2006 investment gains by $.03 per share, but had no impact on 2007 earnings per share as all swaps were disposed of in 2006.

We use two statistical measures as indicators of product sales: “net sales” and “first-year collected premium.” Net sales is defined as annualized premium issued, net of cancellations in the first thirty days after issue, except for Direct Response, where net sales is annualized premium issued at the time the first full premium is paid after any introductory offer has expired. Annualized premium issued is the gross premium expected to be received during the policies’ first year in force, assuming no lapses or terminations during the year. We believe that net sales is a useful indicator of the rate of acceleration of premium growth. First-year collected premium is the premium collected during the reporting period for all policies in their first policy year. First-year collected premium takes lapses into account in the first policy year when lapses are more likely to occur, and thus is a useful indicator of how much new premium is expected to be added to premium income in the future.

Total premium income rose 3% to $1.4 billion. Total net sales, excluding Medicare Part D net sales, declined 2% to $253 million. Also excluding Part D, first-year collected premium rose 2% to $198 million for the six months. Because net sales and first-year collected premium refer only to new product sales, these statistical measures for Medicare Part D are somewhat skewed, because the program commenced in 2006. All enrollees in 2006 were considered sales whereas only new enrollees were counted in 2007. We do not expect a large amount of growth in enrollees going forward after the first year.

Life insurance premium income grew 3% to $784 million. Life net sales declined 6% to $130 million and first-year collected life premium declined 7% to $100 million. Life underwriting margins increased 3% to $203 million, in line with the 3% premium growth. In early 2007 we completed our purchase of the assets of Direct Marketing and Advertising Distributors, Inc. (DMAD) for $47 million, which we believe will result in increased distribution opportunities and reduced per unit acquisition costs for the insert media component of the Direct Response group.

Health insurance premium income, excluding Medicare Part D premium, rose 2% to $524 million. Health net sales, excluding Part D, rose 3% to $123 million, reflective of increased supplemental limited-benefit product sales but partially offset by weaker Medicare Supplement sales. First-year collected health premium, excluding Part D, rose 15% to $98 million.

Our Medicare Part D prescription drug business is a component of the health insurance segment. A reconciliation between how management views Medicare Part D business and GAAP is found under the caption Medicare Part D in this report. In the manner we view our Medicare Part D business, policyholder premium was $110 million in 2007, an increase of 19%. Underwriting income rose 29% to $11 million in the 2007 six months. In the 2006 plan year, enrollees had until May 15, 2006 to enter the program. However, in the 2007 plan year, all enrollees had to sign up by December 31, 2006, the primary cause of the increased premium and underwriting income in 2007.

Excess investment income per diluted share increased 8% to $1.67 as excess investment income increased 3% or $5 million to $163 million in the period. Net investment income increased 5% or $15 million, but was partially offset by a $10 million increase in interest cost on net insurance policy liabilities and a $1 million increase in financing costs as a result of higher short-term rates. (For more information, refer to the discussion under the caption Investments (excess investment income)).

Excess investment income continues to be restricted as short-term financing costs remain high while long-term yields available for investment have not increased significantly, resulting in a limited spread between long and short-term rates. Even though long-term rates rose slightly late in the second quarter of 2007, a low interest-rate environment has prevailed during recent periods causing us to make new investment acquisitions at average yields lower than our average portfolio yield during the same period. For the 2007 six months, the effective annual yield on new investments was 6.71%, compared with an average portfolio yield of 6.97% (at June 30, 2007). The fixed-maturity portfolio at market value accounted for 94% of total investments at June 30, 2007.

We acquired 5.2 million shares of the Company’s common stock in the open market at a cost of $343 million ($65.94 average price per share) during the 2007 six months. Of the $343 million, $298 million was from excess operating cash flow, which was used to repurchase 4.5 million shares, and $45 million was from the cash received from stock option exercises by current and former employees. Proceeds from these option exercises were used to repurchase 699 thousand shares in order to reduce dilution from the exercises. We have an on-going share repurchase program which began in 1986 and was reaffirmed at the July 26, 2007 Board of Directors’ meeting. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses.

A detailed discussion of our operations by component segment follows.

Life insurance, comparing the first six months of 2007 with the first six months of 2006. Life insurance is our predominant segment, representing 54% of premium income and 65% of insurance underwriting margin in the first six months of 2007. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the Investment segment. Life insurance premium income increased 3% to $784 million. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2007		2006
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$243,363	31	$229,689	30	$13,674	6
American Income Exclusive Agency	215,405	27	200,957	26	14,448	7
Liberty National Exclusive Agency	148,662	19	151,658	20	(2,996)	(2)
Other Agencies	176,328	23	179,079	24	(2,751)	(2)

Total Life Premium	$783,758	100	$761,383	100	$22,375	3

We view net sales as an indicator of new business production as defined earlier in this report. Our net sales of life insurance declined 6% from the same period of the prior year. An analysis of life net sales by distribution group is presented below.

Life Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2007		2006
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$57,644	44	$60,905	44	$(3,261)	(5)
American Income Exclusive Agency	43,661	34	43,235	31	426	1
Liberty National Exclusive Agency	17,806	14	22,467	16	(4,661)	(21)
Other Agencies	10,693	8	12,139	9	(1,446)	(12)

Total Life Net Sales	$129,804	100	$138,746	100	$(8,942)	(6)

First-year collected life premium, defined earlier in this report, was $100 million in the 2007 period, decreasing 7% from the prior-year period. First-year collected life premium by distribution group is presented in the table below.

Life Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2007		2006
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$38,429	39	$39,722	37	$(1,293)	(3)
American Income Exclusive Agency	36,417	36	35,813	33	604	2
Liberty National Exclusive Agency	15,195	15	18,112	17	(2,917)	(16)
Other Agencies	9,737	10	14,007	13	(4,270)	(30)

Total	$99,778	100	$107,654	100	$(7,876)	(7)

The Direct Response operation is conducted primarily through direct mail and insert media solicitations. Direct Response consists of two primary components, the direct mail component and the insert media component. The direct mail component targets primarily young middle-income households with children. The juvenile life insurance policy is a key product. Not only is the juvenile market an important source of sales, but it also is a vehicle to reach the parents and grandparents of the juvenile policyholders. Parents and grandparents of these juvenile policyholders are more likely to respond favorably to a Direct Response solicitation for life coverage on themselves than is the general adult population. Also, both the juvenile policyholders and their parents are low acquisition-cost targets for sales of additional coverage over time. We expect that sales to this demographic group will continue as one of this group’s premier markets.

The insert media component, which targets primarily the adult market, involves placing our insurance solicitations as advertising inserts into a variety of media, such as coupon packets, newspapers, bank statements, and billings. This media was historically placed by DMAD, previously an unrelated entity with which we have had a relationship for fifteen years. Over this period, the insert media component of this operation has grown to the point that it now represents over half of Direct Response net sales. However, in the last half of 2006, DMAD substantially reduced insert media solicitations resulting in declines in reported net sales in the first half of 2007. Net sales from insert media are reported four to seven months following the initial sales solicitation. As noted in Note F – Acquisitions, we acquired DMAD in January, 2007 for $47 million. We expect the additional control that this acquisition provides us will expand marketing opportunities while improving margins in the insert media component.

Direct Response’s life premium income rose 6% to $243 million, representing 31% of Torchmark’s total life premium, the largest contribution of any distribution system. Net sales of $58 million declined 5% and first-year collected premium of $38 million declined 3% over the prior year period due to the aforementioned decline in insert solicitations in 2006. However, net sales have increased each quarter sequentially since the fourth quarter of 2006.

The American Income Exclusive Agency markets primarily to members of labor unions, but also to credit unions and other associations. This agency produced premium income of $215 million, an increase of 7%. Net sales increased 1% to $44 million while first-year collected premium rose 2% to $36 million. Growth in sales in our captive agencies is highly dependent on growing the size of the agency force. The American Income agent count was 2,403 at June 30, 2007, 2% higher than at 2006 year end (2,353) and 4% above the count a year earlier (2,312). This agency continues to emphasize the recruiting of new agents, focusing on a systematic, centralized internet recruiting program, and an incentive program to reward growth in both recruiting and production.

The Liberty National Exclusive Agency markets life insurance to middle-income customers primarily in the Southeast. Life premium income was $149 million, compared with $152 million in the 2006 period, a 2% decline. First-year collected premium declined 16% from the prior period, while net sales declined 21%. However, second quarter 2007 net sales rose 3% over first quarter 2007 net sales, as the agent count has begun to rise since year end 2006. The Liberty Agency had 1,596 producing agents at June 30, 2007, compared with 1,606 at June 30, 2006, a 1% decline. But the count rose 16% over the December 31, 2006 count of 1,381. This fluctuation in agent count was expected due to organizational changes implemented in this agency in 2006. During the second quarter of 2006, this agency began reorganizing its marketing leadership and restructured its agent compensation system to provide greater sales incentives and to establish production minimums for agents. These changes led to terminations and resignations during 2006 of agents not meeting these production minimums. While these changes led to a decline in agent count and sales in 2006, the changes have resulted in improved margins and lowered insurance administrative expenses which we expect to continue. Also, because the new system better rewards production, we believe that we will be better able to attract and retain productive agents and that these changes will result in a more productive agency over the long term.

The Other Agencies distribution systems offering life insurance include the Military Agency, the United American Independent and Branch Office Agencies (both of which predominately write health insurance), United Investors, and various minor distribution channels. The Other Agencies distribution group contributed $176 million of life premium income, or 23% of Torchmark’s total in the 2007 period, and contributed only 8% of net sales.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Six months ended June 30,
	2007		2006		Increase
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$783,758	100	$761,383	100	$22,375	3
Net policy obligations	331,508	42	323,393	42	8,115	3
Commissions and acquisition expense	249,026	32	240,027	32	8,999	4

Insurance underwriting income before other income and administrative expense	$203,224	26	$197,963	26	$5,261	3

Life insurance underwriting income before insurance administrative expenses was $203 million, increasing 3%. This margin growth was primarily the result of premium growth, but was also positively affected by favorable mortality in the Military Agency in the 2007 period. This improvement in mortality is not expected to be a trend. As a percentage of life premium, underwriting margin was stable at 26%.

Health insurance, comparing the first six months of 2007 with the first six months of 2006. Health premium accounted for 45% of our total premium in the 2007 period, while the health underwriting margin accounted for 33% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. Our health products are supplemental health plans that include a variety of limited-benefit health plans including hospital/surgical, cancer and accident plans sold to customers under age 65, as well as Medicare Supplements sold to Medicare enrollees. Beginning January 1, 2006, we also began providing coverage under the Medicare Part D prescription plan. Because of the significant contribution to premium and underwriting income of our new Medicare Part D health product, Medicare Part D business will be shown as a separate health component and will be discussed separately in the analysis of the health segment.

Total health insurance premium for the 2007 period as viewed by management was $634 million, up 5%. Excluding Medicare Part D premium, health premium was $524 million, an increase of 2% over the prior period. A reconciliation between segment reporting for Part D and GAAP is discussed under the caption Medicare Part D in this report.

The table below is an analysis of our health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2007		2006
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency	$202,016	39	$215,757	42	$(13,741)	(6)
United American Branch Office Agency	194,369	37	173,074	34	21,295	12
Liberty National Exclusive Agency	71,884	14	71,759	14	125	0
American Income Exclusive Agency	34,244	6	32,643	6	1,601	5
Direct Response	21,360	4	20,034	4	1,326	7

Subtotal	523,873	100	513,267	100	10,606	2

Medicare Part D	109,787		92,415		17,372	19

Total Health Premium	$633,660		$605,682		$27,978	5

Presented below is a table of health net sales by distribution method.

Health Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2007		2006
	Amount	% of Total	Amount	% of Total	Amount	%
United American Branch Office Agency	$86,264	70	$74,679	63	$11,585	16
United American Independent Agency	23,367	19	29,389	25	(6,022)	(20)
American Income Exclusive Agency	5,338	4	5,898	5	(560)	(9)
Liberty National Exclusive Agency	4,627	4	6,094	5	(1,467)	(24)
Direct Response	3,174	3	3,101	2	73	2

Subtotal	122,770	100	119,161	100	3,609	3

Medicare Part D*	24,203		261,995		(237,792)	(91)

Total Health Net Sales	$146,973		$381,156		$(234,183)	(61)

*	Net sales for Medicare Part D represents only new first-time enrollees.

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2007		2006
	Amount	% of Total	Amount	% of Total	Amount	%
United American Branch Office Agency	$64,231	66	$47,808	56	$16,423	34
United American Independent Agency	20,743	21	23,871	28	(3,128)	(13)
American Income Exclusive Agency	5,920	6	5,960	7	(40)	(1)
Liberty National Exclusive Agency	4,412	4	5,142	6	(730)	(14)
Direct Response	2,618	3	2,549	3	69	3

Subtotal	97,924	100	85,330	100	12,594	15

Medicare Part D*	41,332		92,415		(51,083)	(55)

Total	$139,256		$177,745		$(38,489)	(22)

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

Below is an analysis of health net sales by product type.

Health Insurance

Net Sales by Product Type

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2007		2006
	Amount	% of Total	Amount	% of Total	Amount	%
Limited-benefit plans	$108,643	88	$99,336	83	$9,307	9
Medicare Supplement	14,127	12	19,825	17	(5,698)	(29)

Subtotal	122,770	100	119,161	100	3,609	3

Medicare Part D*	24,203		261,995		(237,792)	(91)

Total	$146,973		$381,156		$(234,183)	(61)

*	Net sales for Medicare Part D represents only new first-time enrollees.

The following table is an additional presentation of first-year collected health premium by product type.

Health Insurance

First-Year Collected Premium by Product Type

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2007		2006
	Amount	% of Total	Amount	% of Total	Amount	%
Limited-benefit plans	$83,439	85	$68,099	80	$15,340	23
Medicare Supplement	14,485	15	17,231	20	(2,746)	(16)

Subtotal	97,924	100	85,330	100	12,594	15

Medicare Part D*	41,332		92,415		(51,083)	(55)

Total	$139,256		$177,745		$(38,489)	(22)

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

Health insurance, excluding Medicare Part D. In recent periods, we have emphasized the sale of limited-benefit health insurance products rather than Medicare Supplement insurance, as customer demand for the limited-benefit hospital/surgical plans has increased and price competition and decreased demand for Medicare Supplements have caused reduced sales of that product. Even though Medicare Supplement remains our dominant health product in terms of premium income, the contribution to premium of other health products has increased rapidly. Medicare Supplement represented 52% of total health premium income for the first six months of 2007, compared with 56% a year earlier. In addition, net sales of limited-benefit plans were 88% of health sales in the 2007 period, compared with 83% in the 2006 period, reflecting the change in product mix in sales of health insurance business. Limited-benefit plan first-year collected premium accounted for 85% of collections, compared with 80% in the prior period.

The United American (UA) Branch Office and Independent Agencies are the predominant distributors of health products, primarily limited-benefit hospital/surgical plans. These agencies accounted for $396 million or 76% of our 2007 health premium income, exclusive of Part D premium. In recent periods, the focus of these agencies has been toward an increased emphasis on limited-benefit hospital/surgical policies sold to customers under age 65. Accordingly, these agencies have expanded their product lines as increased consumer demand for under-age-65 supplemental health products has resulted from the increase in the number of Americans without health insurance.

The UA Branch Office is a captive agency which focuses on sales of limited-benefit hospital/surgical plans. As is the case with all of our captive agency forces, growing the number of agents is critical to growth in sales. This agency has had ongoing recruiting initiatives, and as a result, this agency grew 18% over the prior year to 3,252 producing agents at June 30, 2007. As a result of the growth in this agency, net sales rose 16% over the prior year to $86 million and first-year collected premium increased 34% to $64 million, the highest percentage increase in new business of any Torchmark distribution group, life or health. For the first time, this agency has surpassed the UA Independent Agency in annualized health premium in force. Emphasis on sales of limited-benefit hospital/surgical plans resulted in premium growth of 45% in these products in 2007 to $100 million, surpassing this agency’s Medicare Supplement premium. However, the 9% decline in Medicare Supplement premium reduced the growth in total health premium at this distribution channel to 12%.

The UA Independent Agency consists of independent agencies appointed with Torchmark who also sell for other companies. The UA Independent Agency is Torchmark’s largest carrier of Medicare Supplement insurance, with Medicare Supplement annualized premium in force of $301 million at June 30, 2007. This represented approximately 57% of all Torchmark Medicare Supplement premium in force at that date. However, sales and premium of this Agency have declined over the prior period. In the first six months of 2007, total net sales declined 20% to $23 million and total health premium fell 6% to $202 million, respectively.

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

As described in Note D—Business Segments, we report our Medicare Part D business for segment analysis purposes as we view the business, in which expected full-year benefits are matched with the related premium income which is received evenly throughout the policy year. At this time, we have expensed benefits based on our expected benefit ratio of 80% for the 2007 contract year. This ratio was 77% for the full year 2006. Also described in Note D are the differences between the segment analysis and GAAP. Due to the design of the Medicare prescription drug product, claims are expected to be heaviest early in the calendar year. Management believes that the use of the full-year loss ratio is an appropriate measure for interim results, and also that these reporting differences will arise only on an interim basis and will be eliminated at the end of a full year, as they did in the full year of 2006.

Medicare Part D underwriting results are summarized in the following chart, with corresponding adjustments for GAAP.

Medicare Part D

Summary of Medicare Part D Results

(Dollar amounts in thousands)

	Six months ended June 30, 2007
	Per Segment Analysis	% of Premium	Adjustments		GAAP
Premium	$109,787	100	$19,372	(1)	$129,159
Policy obligations	87,927	80	26,647	(2)	114,574
Pharmacy Benefit Manager fees	8,034	7			8,034
Amortization of acquisition costs	2,746	3			2,746

Insurance underwriting income before other income and administrative expense	$11,080	10	$(7,275)		$3,805

	Six months ended June 30, 2006
	Per Segment Analysis	% of Premium	Adjustments		GAAP
Premium	$92,415	100	$29,727	(1)	$122,142
Policy obligations	73,685	80	35,765	(2)	109,450
Pharmacy Benefit Manager fees	7,393	8			7,393
Amortization of acquisition costs	2,772	3			2,772

Insurance underwriting income before other income and administrative expense	$8,565	9	$(6,038)		$2,527

(1)	Reflects a receivable from the Centers of Medicare & Medicaid Services (CMS) for risk sharing related to claims we paid in the first six months. This receivable is not recognized in the segment analysis because the risk- sharing adjustment, if any, will be based on contract year experience, not the experience of interim periods.
(2)	Deferral of excess benefits incurred in earlier interim quarters to later quarters in order to more closely match the benefit cost with the associated revenue during the contract year.

Medicare Part D premium was $110 million in 2007 compared with $92 million in 2006, after removal of the risk-sharing adjustment in both periods noted above. Premium for the 2007 period has increased 19% over the year-ago period primarily because in the 2006 plan, Medicare beneficiaries were allowed until mid May, 2006 to enroll. However, for the 2007 plan, all enrollments had to be completed by December 31, 2006. Enrollees turning age 65 after these dates are allowed to enroll when they become age 65.

We do not expect a high level of growth in the number of enrollees in our Medicare Part D coverage in future periods, as most eligible enrollees chose a carrier in 2006. Also, because this is a government-sponsored program, regulatory changes could alter the outlook for this market.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Six months ended June 30, 2007
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$523,873	100	$109,787	100	$633,660	100
Net policy obligations	328,604	63	87,927	80	416,531	66
Commissons and acquisition expense	101,916	19	10,780	10	112,696	18

Insurance underwriting income before other income and administrative expense	$93,353	18	$11,080	10	$104,433	16

	Six months ended June 30, 2006
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$513,267	100	$92,415	100	$605,682	100
Net policy obligations	324,479	63	73,685	80	398,164	66
Commissons and acquisition expense	97,441	19	10,165	11	107,606	18

Insurance underwriting income before other income and administrative expense	$91,347	18	$8,565	9	$99,912	16

*	Health other than Medicare Part D.

Underwriting margins for health insurance improved 5% or $4.5 million to $104 million, as premium also rose 5% to $634 million. Medicare Part D added $2.5 million to the margin growth while Liberty’s margin increased another $3.4 million. Part D’s margin rose 29% to $11.1 million while Liberty’s margin grew 24% to $17.5 million. These increases were partially offset by margin declines in the UA Independent Agency. As a percentage of health premium, underwriting margins were flat at 16%. As a percentage of premium, Liberty’s health margin improved from 20% to 24%, as they were positively affected by the changes in agents’ compensation implemented during 2006.

Annuities. We market both fixed and variable annuities. Annuities represent less than 1% of total premium income and less than 2% of total underwriting income. Annuities are not a major component of our marketing strategy and continue to diminish in relation to our other operations.

Operating expenses, comparing the first six months of 2007 with the first six months of 2006. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Six months ended June 30,
	2007				2006
	Amount	% Increase	% of Premium	% of Revenue	Amount	% Increase	% of Premium	% of Revenue
Insurance administrative expenses:
Salaries	$32,876	(0.9)	2.3		$33,163	5.8	2.4
Employee costs	14,527	(8.2)	1.0		15,826	8.4	1.1
Legal	6,349	41.5	0.4		4,486	(42.2)	0.3
Medicare Part D	1,837	(40.4)	0.1		3,084	N/A	0.2
Other administrative costs	20,854	(9.7)	1.4		23,106	20.5	1.6

Total insurance administrative expenses	76,443	(4.0)	5.3		79,665	9.3	5.7

Parent company expense	4,354	(6.5)			4,658	12.5
Stock compensation expense	4,290	23.1			3,485	N/A

Total operating expenses, per
Consolidated Statements of
Operations	85,087	(3.1)			87,808	12.3
Expenses related to settlement of prior period litigation	(849)				0

Total operating expenses, per segment analysis	$84,238	(4.1)		4.7	$87,808	12.3		5.1

Both insurance administrative expenses and total expenses declined over the prior year period. One factor in the 4% decline in insurance administrative expense was caused by the changes implemented in Liberty’s agent compensation system. The changes resulted in reductions in agent salaries and related employee costs of approximately $2.7 million in 2007 compared with the prior period. Management believes that these salary reductions could be replaced by higher deferred acquisition costs going forward, as the compensation system changes emphasize a commission-based agent compensation system rather than salaries. Commissions on new product sales are deferred and amortized over the premium-paying life of the business. Additionally, Medicare Part D administrative costs were lower in 2007 by $1.2 million, because open enrollment was still in effect in 2006 until May 15, causing us to incur additional administrative expense. Open enrollment for the 2007 plan year was closed on December 31, 2006. Legal expense incurred in 2007 in the amount of $849 thousand was related to litigation originating several years ago and concerned with events occurring many years ago. This litigation was settled in 2005. We remove such amounts that arise from prior periods when evaluating current operating results in our segment analysis. Stock compensation expense rose due to a higher Black Scholes value assigned to recent grants (primarily as a result of the increase in the Torchmark stock price), and due to restricted stock granted in late 2006 for the first time in several years.

Investments (excess investment income), comparing the first six months of 2007 with the first six months of 2006. The following table summarizes Torchmark’s investment income and excess investment income.

Excess Investment Income

(Dollar amounts in thousands)

	Six months ended June 30,		Increase (Decrease)
	2007	2006	Amount	%
Net investment income *	$323,177	$308,118	$15,059	5
Required interest on net insurance policy liabilities	(126,406)	(116,656)	(9,750)	8
Financing costs:
Debt	(33,666)	(33,432)	(234)	1
Interest rate swaps	0	491	(491)	(100)

Total financing costs	(33,666)	(32,941)	(725)	2

Excess investment income	$163,105	$158,521	$4,584	3

Excess investment income per share	$1.67	$1.55	$0.12	8

*	Net investment income per Torchmark’s segment analysis does not agree with Net investment income per the Consolidated Statements of Operations as explained in the Reconciliation in Note E—Business Segments.

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

Growth in excess investment income continues to be restrained in 2007, as the spreads between long-term rates and short-term rates remain narrow compared with historical spreads. Nonetheless, excess investment income increased 3% during the six month period from $159 million in 2006 to $163 million. On a per share basis, excess investment income per share rose 8% to $1.67. The largest component of excess investment income is net investment income, which rose 5% to $323 million.

Average invested assets, which include fixed maturities at amortized cost, were $9.7 billion in the 2007 period, compared with a $9.2 billion average a year earlier. This 6% increase closely correlates with the 5% increase in net investment income. The increase in portfolio size was achieved even though we used excess operating cash flows in the prior twelve months to repurchase $351 million of Torchmark shares under our share repurchase program, although we did increase our commercial paper debt by $149 million. Please see the discussion in Capital Resources for more information on our capital transactions.

The increase in net investment income was partially offset by the increased required interest on insurance liabilities and a slight increase in financing costs. Required interest on policy liabilities increased 8% to $126 million, correlating somewhat with the 7% growth in average interest-bearing net insurance policy liabilities.

Financing costs for this segment primarily consist of interest on our various debt instruments. The following table reconciles interest expense per the Consolidated Statements of Operations to financing costs.

Reconciliation of Interest Expense to Financing Costs

(Amounts in thousands)

	For the six months ended June 30,
	2007	2006
Interest expense per Consolidated Statements of Operations	$33,798	$33,628
Reclassification of interest amount due to deconsolidation	(132)	(196)
Benefit from interest-rate swaps	0	(491)

Financing costs	$33,666	$32,941

The table below presents the components of financing costs.

Analysis of Financing Costs

(Amounts in thousands)

	For the six months ended June 30,
	2007	2006
Interest on funded debt	$26,556	$26,891
Interest on short-term debt	7,110	6,541
Benefit from interest-rate swaps	0	(491)

Financing costs	$33,666	$32,941

Financing costs increased 2% over the previous year’s period to $34 million, primarily as a result of the disposition of two profitable interest-rate swaps in the second quarter of 2006. The disposition of the two swaps reduced 2006 financing costs $491 thousand. We had no swaps outstanding in the 2007 period. Additionally, approximately $569 thousand of the increase in financing costs was due to the increase in short-term borrowing costs caused by the effect of higher short-term rates on our commercial paper debt. In a public offering during the second quarter of 2006, we issued our 7.1% Trust Preferred Securities, funded by our issuance to Capital Trust III of $124 million principal amount 7.1% Junior Subordinated Debentures. Also during that quarter we issued $250 million principal amount of our 6 3/8% Senior Notes. These new issues were offered to replace our 7 3/4% Trust Preferred Securities supported by our 7 3/4% Junior Subordinated Debentures and our 6 1/4% Senior Notes, in the combined principal amount of $335 million. The 7 3/4% Trust Preferreds and the 6 1/4% Senior Notes were called and matured, respectively, in the fourth quarter of 2006. These new offerings in 2006 effectively added $39 million of principal to our long-term debt balance for most of the first half of 2007, albeit with lower interest rates, reducing financing costs approximately $212 thousand in the 2007 period. Please refer to the caption “Capital Resources” in this report for more information on our capital transactions and swaps.

As previously noted, the relatively flattened yield curve, whereby lower long-term interest rates coincide with higher short-term rates, has caused the growth in excess investment income to continue to be restricted. Excess investment income would benefit if long-term rates available on new investments were to rise or short-term borrowing rates were to decline. Of these two factors, higher investment rates will have the greater impact because of the significant cash flow generated from operations becoming available for investment.

Investments (acquisitions), comparing the first six months of 2007 with the first six months of 2006. Torchmark’s current investment policy calls for investing almost exclusively in investment-grade fixed maturities when long-term yields on suitable investments are available at or above 6 1/2%. Otherwise, new money is invested short-term. In the low interest-rate environment of the past few years, acquisitions of new investments have been made at yields lower than the average portfolio yield rate, causing a steady decline in the average portfolio yield.

During the first six months of 2007, we acquired $1.5 billion of fixed maturities with an average yield of 6.7% and an average rating of A. This compares with the $730 million of fixed maturities with an average yield of 6.6% and an average rating of A+ that we acquired during the first six months of 2006. The primary reason we invested more money during the first six months of 2007 than in the same period of 2006 was because more investable funds were available due to an increase in the level of maturities, calls, and sales of securities in our portfolio. While this level of portfolio turnover was unusually high, it was expected, and is also expected to moderate in 2007. The fixed maturities that we acquired during the first six months of 2007 included a combination of investment-grade fixed maturity corporate bonds, tax-exempt municipals, and trust preferred securities (classified as redeemable preferred stocks). These securities spanned a range of issuers, industry sectors, and geographical regions.

The following chart summarizes selected information for fixed-maturity purchases. The effective annual yield shown is the yield calculated to the potential termination date that produces the lowest yield. This date is commonly known as the “worst call date.” For noncallable bonds, the worst call date is always the maturity date. For callable bonds, the worst call date is the call date that produces the lowest yield (or the maturity date, if the yield calculated to the maturity date is less than or equal to the yield calculated to each of the call dates.) Two different average life calculations are shown, average life to next call date and average life to maturity date.

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the six months ended June 30,
	2007	2006
Cost of acquisitions:
Investment-grade corporate securities	$1,233	$730
Tax-exempt municipal securities	257	0

Total fixed-maturity acquisitions	$1,490	$730

Effective annual yield (one year compounded)*	6.71%	6.64%
Average life (in years, to next call)	19.7	9.8
Average life (in years, to maturity)	31.9	22.9

*	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

Investments (portfolio composition), comparing June 30, 2007 with June 30, 2006. Approximately 94% of our investments at fair value are in a diversified fixed-maturity portfolio. Policy loans, which are secured by policy cash values, make up an additional 3%. The remaining balance is comprised of other investments including equity securities, mortgage loans, and other long-term and short-term investments. At June 30, 2007, fixed maturities had a fair value of $9.2 billion, compared with $9.1 billion at December 31, 2006 and $8.9 billion at June 30, 2006. An analysis of our fixed-maturity portfolio by component at June 30, 2007 is as follows.

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations & agencies	$20	$0	$0	$20	0.2
Government sponsored enterprises	269	0	(8)	261	2.9
GNMA pools and other mortgage-backed securities	56	2	0	58	0.7
Corporates	7,068	155	(170)	7,053	77.0
States, municipalities and political subdivisions	269	0	(12)	257	2.8
Other	183	5	(1)	187	2.0
Redeemable preferred stocks	1,314	34	(32)	1,316	14.4

Total fixed maturities	$9,179	$196	$(223)	$9,152	100.0

*	At fair value

An analysis of the fixed-maturity portfolio by quality rating at June 30, 2007 is as follows.

Fixed Maturities by Rating*

(Dollar amounts in millions)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$776	9	$756	8
AA	486	5	493	6
A	3,210	35	3,268	36
BBB	4,030	44	3,962	43

Investment grade	8,502	93	8,479	93
Below investment grade:
BB	482	5	488	5
B	173	2	164	2
Below B	22	0	21	0

Below investment grade	677	7	673	7

	$9,179	100	$9,152	100

*	Rating based on Bloomberg composite
**	Of the amortized cost and fair value amounts shown as “BBB” in the above table, approximately 37% were rated BBB+, 41% were rated BBB, and 22% were rated BBB-.

The portfolio has an average quality rating of “A-.” Approximately 93% of the portfolio at amortized cost was considered investment grade.

Over 93% of our fixed-maturity holdings are in corporate securities. Investments in corporate fixed maturities are diversified in a wide range of industry sectors. At fair value, the following table presents the largest twelve holdings of our corporate fixed maturities by industry sector at June 30, 2007.

Industry	%
Insurance carriers	21
Depository institutions	14
Electric, gas, sanitation services	11
Nondepository credit institutions (finance)	8
Communications	4
Oil & gas extraction	4
Chemicals & allied products	3
Food & kindred products	3
Security & commodity brokers	2
Media (printing, publishing & allied lines)	2
Petroleum refining & related industries	2
Metal mining	2
All other sectors *	24

100

*	No other individual industry sector represented more than 2% of Torchmark’s corporate fixed maturities.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At June 30, 2007		At December 31, 2006	At June 30, 2006
Amortized cost (millions)	$9,179		$8,898	$8,876
Gross unrealized gains (millions)	196		319	204
Gross unrealized losses (millions)	(223	)(2)	(90)	(219)

Fair value (millions)	$9,152		$9,127	$8,861

Average annual effective yield	6.97%		7.02%	7.04%
Average life (in years, to next call) (1)	13.7		10.6	9.6
Average life (in years, to maturity) (1)	19.6		16.5	15.8
Effective duration (to next call) (1), (3)	7.4		6.5	6.0
Effective duration (to maturity) (1), (3)	9.4		8.6	8.1

(1)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and

(b) based on the maturity date of all bonds, whether callable or not.

(2)	Of the $223 million gross unrealized losses at June 30, 2007, only $13 million related to securities which had a fair value less than 80% of book value, the remainder all had fair values greater than 80% of book value.
(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

The average life and duration of the portfolio continue to increase. The increase during the first six months of 2007 is largely attributable to a significant amount of turnover in the portfolio during this period and due to the average life and duration of the securities acquired being much greater than the average life and duration of the securities disposed of.

Realized Gains and Losses, comparing the first six months of 2007 with the first six months of 2006. As discussed in Note D—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity for reasons generally beyond the control of management, resulting in realized gains or losses. As discussed in Note D, realized gains and losses are incidental, but can be significant to the earnings from core insurance operations. As a result, these gains and losses can have a material impact on net income and, if included in core operating results, might cause those results to not be indicative of the past or future performance. For these reasons, management removes the effects of realized gains and losses when evaluating its overall operating results.

The following table summarizes our tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses)

(Dollar amounts in thousands, except for per share data)

	Six months ended June 30,
	2007		2006
	Amount	Per Share	Amount	Per Share
Realized gains (losses), net of tax, from:
Investment sales	$(2,550)	$(.03)	$1,631	$.02
Investments called or tendered	7,244	.08	2,241	.02
Loss on redemption of debt	0	.00	(270)	.00
Valuation of interest rate swaps	0	.00	(2,956)	(.03)
Spread on interest rate swaps *	0	.00	319	.00

Total	$4,694	$.05	$965	$.01

*	The reduction in interest cost from swapping fixed-rate obligations to floating rates.

As noted earlier and discussed under the caption “Capital Resources,” we disposed of our remaining interest-rate swaps in the second quarter of 2006. Prior to their termination, accounting rules required us to value the interest-rate swaps at their fair value at the end of each accounting period. The temporary unrealized changes in swap values are included as a component of “Realized Investment Gains (Losses)” on the 2006 Consolidated Statement of Operations. This fair value adjustment for swaps on an after-tax basis was a negative $3.0 million in the six months of 2006.

The Securities and Exchange Commission’s accounting guidance requires that all income and expenses related to a nonhedged derivative be recorded in the same line item on the income statement that the adjustment to fair value is recorded. Therefore, the cash settlements of the swaps were combined with the noncash unrealized fair value adjustments as a component of realized investment gains and losses. Our after-tax interest cost reduction from the cash settlements included in realized investment gains and losses was a positive $319 thousand in 2006. We reduced interest cost for this benefit in our segment analysis, because the segment analysis is required by GAAP to be presented as management evaluates the performance of the segment. We view the benefit from lower interest rates as a reduction in financing costs in our Investment segment.

As noted under the caption “Capital Resources,” we acquired with the intent to retire $3.3 million principal amount of our 7 7/8% Notes during the second quarter of 2006, recording an after-tax loss of $270 thousand.

Financial Condition

Liquidity. Our liquidity is evidenced by our positive cash flow, a portfolio of marketable investments, and the availability of a line of credit facility. Our insurance operations have historically generated cash flows well in excess of immediate requirements. Net cash inflows from operations were $433 million in the first six months of 2007 compared with $432 million in the same period of 2006. In addition to cash inflows from operations, Torchmark received $580 million in investment calls and $288 million of scheduled maturities or repayments during the 2007 six months.

Cash and short-term investments were $119 million at June 30, 2007, compared with $173 million at December 31, 2006 and $83 million at the end of June, 2006. In addition to these liquid assets, the entire $9.2 billion (fair value at June 30, 2007) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all of our fixed-income and equity securities are publicly traded. We generally expect to hold fixed-income securities to maturity. Even though these securities are available for sale, we have the ability and intent to hold securities which are temporarily impaired until they mature.

We have a line of credit facility with a group of lenders which terminates on August 31, 2011. It allows unsecured borrowings and stand-by letters of credit up to $600 million. Up to $175 million in letters of credit can be issued against the facility. The line of credit is further designated as a back-up credit line for a commercial paper program not to exceed $600 million, whereby we may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million, less any letters of credit issued. Interest is charged at variable rates. A facility fee is charged on the entire facility. There are also issuance and fronting fees related to the letters of credit and there is an additional usage fee if borrowing exceeds $300 million. The facility has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreements, we are subject to certain covenants regarding capitalization and interest coverage in which we were in full compliance at June 30, 2007. As of June 30, 2007, $264 million face amount of commercial paper was outstanding ($263 million book value), $155 million letters of credit were issued, and there were no borrowings under the line of credit.

Torchmark (Parent Company) is dependent on dividends from the insurance subsidiaries in order to meet its interest and principal repayment obligations on debt, to pay expenses, and to pay shareholder dividends. While insurance statutory regulations restrict the flow of dividends to the parent, these dividends are expected to be more than adequate to meet Parent Company obligations. In the first six months of 2007, $289 million dividends were paid to the Parent Company by the insurance subsidiaries.

Capital resources. The capital structure consists of short-term debt (consisting of the commercial paper facility described above and maturities of long-term debt within one year), long-term funded debt, and shareholders’ equity. The outstanding long-term debt at book value, including our Junior Subordinated Debentures, was $721 million at June 30, 2007, compared with $721 million at December 31, 2006 and $870 million at June 30, 2006. An analysis of long-term debt issues outstanding is as follows at June 30, 2007 and 2006.

Long Term Debt at June 30, 2007

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Senior Debentures	2009	8 1/4%	$99.5	$99.5	$104.8
Notes	2023	7 7/8	165.6	162.9	193.1
Notes	2013	7 3/8	94.0	93.3	101.8
Senior Notes	2016	6 3/8	250.0	246.3	258.4
Issue expenses (1)				(4.2)

Total long-term debt			609.1	597.8	658.1
Junior Subordinated Debentures (2)	2046	7.1	123.7	123.7	122.9	(3)

Total			$732.8	$721.5	$781.0

(1)	Unamortized issue expenses related to Torchmark’s Trust Preferred Securities.
(2)	Included in “Due to Affiliates” in accordance with accounting regulations.
(3)	Market value of the Trust Preferred Securities which are obligations of unconsolidated corporate trust.

Outstanding debt at June 30, 2006 was as follows:

Long Term Debt at June 30, 2006

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Senior Debentures	2009	8 1/4%	$99.5	$99.5	$106.4
Notes	2023	7 7/8	165.6	162.8	190.4
Notes	2013	7 3/8	94.0	93.2	101.5
Senior Notes	2016	6 3/8	250.0	246.0	253.2
Issue expenses (1)				(9.7)

Total long-term debt			609.1	591.8	651.5
Junior Subordinated Debentures (2)	2041	7 3/4	154.6	154.6	152.3	(3)
Junior Subordinated Debenture (2)	2046	7.1	123.7	123.7	119.5	(3)

Total			$887.4	$870.1	$923.3

(1)	Unamortized issue expenses related to Torchmark’s Trust Preferred Securities.
(2)	Included in “Due to Affiliates” in accordance with accounting regulations.
(3)	Market value of the Trust Preferred Securities which are obligations of unconsolidated corporate trusts.

A comparison of funded debt outstanding with the year ago balance is affected by four transactions that occurred in 2006. In the second quarter of 2006, Torchmark issued $123.7 million of 7.1% Junior Subordinated Debentures due 2046 and $250 million principal amount of 6 3/8% Senior Notes due 2016. The Junior Subordinated Debentures are payable to Torchmark Capital Trust III which in turn issued 4.8 million shares of 7.1% Trust Preferred Securities in a public offering in June, 2006. Issue expenses of $8.3 million were connected with these new issues and were deducted from long-term debt. In the fourth quarter of 2006, our 6 1/4% Senior Notes in the principal amount of $180 million matured and were repaid. Additionally, in the fourth quarter of 2006, we called our 7 3/4% Trust Preferred Securities in the principal amount of $150 million. This call resulted in the repayment of our 7 3/4% Junior Subordinated Debentures in the principal amount of $155 million to our Capital Trusts I and II. The combined result of the second quarter offerings and the fourth quarter refundings ultimately added a net amount of $39 million of principal to our funded debt.

As previously mentioned, during June, 2006, we acquired with the intent to retire $3.3 million par value of our 7 7/8% Notes due 2023 at a cost of $3.7 million. This transaction resulted in an after-tax realized loss of $270 thousand.

We sold our two remaining interest-rate swaps in the second quarter of 2006, as rising short-term rates continued to reduce future prospects for positive interest-rate spreads. These swaps had previously exchanged the fixed-interest commitments for floating rate commitments on our 6 1/4% Senior Notes due December, 2006 ($180 million notional amount) and 7 3/4% Trust Preferred Securities due November, 2041 ($150 million notional amount).

We acquired 4.5 million of our outstanding common shares with excess operating cash flow on the open market at a cost of $298 million ($66.10 per share) during the first six months of 2007 under our ongoing share repurchase program. Please refer to the description of our share repurchase program under the caption Highlights in this report. We intend to continue the repurchase of our common shares when financial markets are favorable.

Shareholders’ equity was $3.25 billion at June 30, 2007. This compares with $3.46 billion at December 31, 2006 and $3.13 billion at June 30, 2006. Since year end, shareholder’s equity was reduced by the $298 million in share purchases made under the Company’s share repurchase program over the preceding six months and by $157 million of unrealized losses in the fixed maturity portfolio during the same period as a result of rising long-term interest rates.

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

The FASB issued SFAS Statement 159, effective for Torchmark beginning in 2008, which provides us with the opportunity to carry our interest-bearing policy liabilities and debt as well as our invested assets at market value, with changes reflected in earnings. The size of this unrealized adjustment to earnings in relation to net income each period could be considerable and very volatile, causing our earnings not to be reflective of core results, historical patterns, or predictive of future earnings trends. Therefore, we will not elect to adopt this Statement.

The following table presents selected data related to capital resources. Additionally, the table presents the effect of SFAS 115 on relevant line items, so that investors and other financial statement users may determine its impact on our capital structure.

Selected Financial Data

	At June 30, 2007		At December 31, 2006		At June 30, 2006
	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*
Fixed maturities (millions)	$9,152	$(27)	$9,127	$229	$8,861	$(15)
Deferred acquisition costs (millions) **	3,071	4	2,956	(11)	2,895	5
Total assets (millions)	15,098	(23)	14,980	219	14,782	(9)
Short-term debt (millions)	263	0	170	0	294	0
Long-term debt (millions)	721	0	721	0	870	0
Shareholders’ equity (millions)	3,248	(15)	3,459	142	3,127	(6)
Book value per diluted share	34.04	(0.16)	34.68	1.43	31.14	(0.06)
Debt to capitalization ***	23.3%	0.1%	20.5%	(0.7)%	27.1%	0.0%
Diluted shares outstanding (thousands)	95,412		99,755		100,419
Actual shares outstanding (thousands)	93,798		98,115		98,926

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item.
**	Includes the value of insurance purchased.
***	Torchmark’s debt covenants require that the effect of SFAS 115 be removed to determine this ratio.

Interest coverage was 12.7 times in the 2007 six months compared with 12.2 times in the prior period.

Pension assets. The following chart presents assets at fair value for our defined-benefit pension plans at June 30, 2007 and the prior-year end.

Pension Assets by Component

(Dollar amounts in thousands)

	June 30, 2007		December 31, 2006
	Amount	%	Amount	%
Corporate debt	$41,866	20.6	$48,720	24.6
Other fixed maturities	890	0.4	962	0.5
Equity securities	156,425	77.1	143,233	72.4
Short-term investments	2,844	1.4	2,565	1.3
Other	1,003	0.5	2,314	1.2

Total	$203,028	100.0	$197,794	100.0

The liability for the funded defined-benefit pension plan was $193 million at December 31, 2006. As disclosed in Note C, we intend to contribute an amount not to exceed $20 million to this plan and set aside an amount equal to the SERP obligation (approximately $17 million) in 2007. Contributions in the amount of $6 million have been made to the pension plan as of June 30, 2007.

New Unadopted Accounting Rules

There have been no new standards with material application to Torchmark issued in 2007 that were not disclosed in prior filings.

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

There have been no quantitative or qualitative changes with respect to market risk exposure during the six months ended June 30, 2007.

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

As of the end of the fiscal quarter completed June 30, 2007, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended June 30, 2007, there have not been any significant changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

As previously reported, on March 15, 1999, Torchmark was named as a defendant in consolidated derivative securities class action litigation involving Vesta Insurance Group, Inc. filed in the U.S. District Court for the Northern District of Alabama (In Re Vesta Insurance Group, Inc. Securities Litigation, Master File No. 98-AR-1407-S). The amended consolidated complaint in this litigation alleges violations of Section 10(b) of the Securities Exchange Act of 1934 by the defendants Vesta, certain present and former Vesta officers and directors, KPMG, LLP (Vesta’s former independent public accountants) and Torchmark and of Section 20(a) of the Exchange Act by certain former Vesta officers and directors and Torchmark acting as “controlling persons” of Vesta in connection with certain accounting irregularities in Vesta’s reported financial results and filed financial statements. Unspecified damages and equitable relief are sought on behalf of a purported class of purchasers of Vesta equity securities between June 2, 1995 and June 29, 1998. A class was certified in this litigation on October 25, 1999. In September, 2001, Torchmark filed a motion for summary judgment, which was denied by the District Court on January 10, 2002. On April 9, 2003, the District Court issued an order denying the class plaintiffs’ motion to strike certain of Torchmark’s affirmative defenses, holding that Torchmark cannot be held jointly and severally liable with Vesta under the securities law without an affirmative jury determination that Torchmark knowingly committed a violation of the securities laws.

Vesta, its officers and directors, its insurance carriers and KPMG settled their portions of the litigation with class plaintiffs in 2001; Torchmark did not. Subsequently, in May 2003, Torchmark instituted separate litigation against KPMG which was resolved in March, 2006. In April , 2006, class plaintiffs In Re Vesta Insurance Group Securities Litigation filed a motion in U.S. District Court for the Northern District of Alabama renewing their claims against Torchmark based upon an allegation of control person liability. This matter was set for trial in the District Court on October 2, 2006 and has been stayed pending resolution of an interlocutory appeal to the U.S. Circuit Court of Appeals for the Eleventh Circuit filed by class plaintiffs. The interlocutory appeal, which was filed August 23, 2006, seeks a ruling whether and to what extent proportionate liability provisions may apply if the allegations of control person liability against Torchmark are ultimately proven. Arguments on the interlocutory appeal were heard by the Eleventh Circuit on July 31, 2007.

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

On March 30, 2007, the Barbour County Circuit Court issued an order denying Liberty’s petition for clarification and/or modification of Robertson, holding that Liberty’s policies did not state that they will pay “actual charges” accepted by providers. On April 8, 2007, the Court issued an order granting a motion to intervene and establishing a subclass in Robertson comprised of Liberty cancer policyholders who are now or have within the past six years, undergone cancer treatment and filed benefit claims under the policies in questions. Liberty filed a motion with the Barbour County Circuit Court to certify for an interlocutory appeal that Court’s order on Liberty’s petition for clarification in Robertson on April 17, 2007. An appellate mediation of these issues will be conducted on August 9, 2007.

On July 26, 2007, purported class action litigation for a class comprised only of Texas citizens was filed against United American Insurance Company in the state District Court of Falls County, Texas (Neuman v. United American Insurance Company, Case No. 36593). Plaintiffs assert that the UA Partners program is a fraudulent scheme presented by United American to prospective insureds when they apply for insurance as a discount product and service program and the fee for this program is built into the insurance premium. They allege that United American has been unjustly enriched as a result of the UA Partners program and are suing for money had and received and attorneys fees.

Item 1A.	Risk Factors

Torchmark has had no material changes to its risk factors.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2007	209,317	$65.09	209,317
May 1-31, 2007	780,600	69.57	780,600
June 1-30, 2007	957,600	68.55	957,600

On July 26, 2007, Torchmark’s Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be purchased.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of shareholders at their Annual Meeting held April 26, 2007:

(i)	Election of Directors:

	FOR	WITHHELD
Charles E. Adair	87,357,380	898,971
Joseph L. Lanier, Jr.	86,495,661	1,760,670
Lloyd W. Newton	87,274,887	981,444

The following directors have continuing terms of office:

David L. Boren	Sam R. Perry
M. Jane Buchan	Lamar C. Smith
Robert W. Ingram	Paul J. Zucconi
Mark S. McAndrew

(ii)	Ratification of Auditors:

FOR	AGAINST	ABSTAIN
86,828,731	871,739	555,861

(iii)	Approval of Torchmark Corporation 2007 Long-Term Compensation Plan:

			BROKER
FOR	AGAINST	ABSTAIN	NON-VOTE
70,834,388	6,315,971	857,108	10,248,864

(iv)	Shareholder Proposal Regarding Diversity on Board of Directors:

			BROKER
FOR	AGAINST	ABSTAIN	NON-VOTE
5,431,102	60,401,676	12,174,689	10,248,864

Item 6.	Exhibits

(a)	Exhibits

(11)	Statement re Computation of Per Share Earnings

(12)	Statement re Computation of Ratios

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Mark S. McAndrew

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

(32.1)	Section 1350 Certification by Mark S. McAndrew and Gary L. Coleman

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: August 6, 2007	/s/ Mark S. McAndrew
Mark S. McAndrew
Chairman and Chief Executive Officer

Date: August 6, 2007	/s/ Gary L. Coleman
Gary L. Coleman,
Executive Vice President and Chief Financial Officer