Form 10-Q
period 2007-09-30
TORCHMARK CORP
filed 2007-11-08
CIK 320335

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT October 29, 2007
Common Stock, $1.00 Par Value	92,178,661

Index of Exhibits (Page 50).

Total number of pages included are 51.

TORCHMARK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	September 30, 2007	December 31, 2006 *
	(Unaudited)
Assets

Investments:
Fixed maturities, available for sale, at fair value
(amortized cost: 2007—$9,174,723; 2006—$8,897,401)	$9,130,601	$9,126,784
Equity securities, at fair value
(cost: 2007—$28,601; 2006—$40,105)	30,473	41,245
Policy loans	338,844	328,891
Other long-term investments	70,693	49,681
Short-term investments	99,037	156,671

Total investments	9,669,648	9,703,272
Cash	9,070	16,716
Accrued investment income	177,680	168,118
Other receivables	97,321	78,809
Deferred acquisition costs and value of insurance purchased	3,113,334	2,955,842
Goodwill	423,519	378,436
Other assets	184,523	180,540
Separate account assets	1,479,040	1,498,622

Total assets	$15,154,135	$14,980,355

Liabilities and Shareholders' Equity

Liabilities:
Future policy benefits	$7,821,375	$7,456,423
Unearned and advance premiums	89,324	88,039
Policy claims and other benefits payable	252,953	243,346
Other policyholders' funds	90,342	90,671

Total policy liabilities	8,253,994	7,878,479

Deferred and accrued income taxes	988,202	1,010,618
Other liabilities	242,556	241,749
Short-term debt	204,146	169,736
Long-term debt (fair value: 2007—$659,170; 2006—$676,281)	597,892	597,537
Due to affiliates	124,421	124,421
Separate account liabilities	1,479,040	1,498,622

Total liabilities	11,890,251	11,521,162

Shareholders' equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: -0- in 2007 and in 2006	0	0
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2007—99,874,748 issued, less 7,699,850 held in treasury and 2006—99,874,748 issued, less 1,760,121 held in treasury)	99,875	99,875
Additional paid-in capital	503,830	492,333
Accumulated other comprehensive income (loss)	(20,633)	140,097
Retained earnings	3,176,498	2,827,287
Treasury stock, at cost	(495,686)	(100,399)

Total shareholders' equity	3,263,884	3,459,193

Total liabilities and shareholders' equity	$15,154,135	$14,980,355

*	Derived from audited financial statements

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Life premium	$392,720	$381,547	$1,176,478	$1,142,930
Health premium	299,475	296,572	952,507	931,981
Other premium	4,901	5,538	15,320	17,219

Total premium	697,096	683,657	2,144,305	2,092,130

Net investment income	163,080	160,908	486,389	469,222
Realized investment gains (losses)	1,408	(7,299)	8,629	(5,814)
Other income	2,030	673	6,835	8,544

Total revenue	863,614	837,939	2,646,158	2,564,082

Benefits and expenses:
Life policyholder benefits	258,163	252,002	780,666	754,768
Health policyholder benefits	198,452	189,396	655,456	635,045
Other policyholder benefits	6,218	4,654	20,463	17,149

Total policyholder benefits	462,833	446,052	1,456,585	1,406,962

Amortization of deferred acquisition costs	98,898	100,521	293,478	283,762
Commissions and premium taxes	38,646	39,922	117,641	122,500
Other operating expense	44,074	40,734	129,161	128,542
Interest expense	17,579	21,437	51,377	55,065

Total benefits and expenses	662,030	648,666	2,048,242	1,996,831

Income before income taxes	201,584	189,273	597,916	567,251
Income taxes	(68,702)	(60,729)	(202,726)	(191,058)

Net income	$132,882	$128,544	$395,190	$376,193

Basic net income per share	$1.43	$1.30	$4.16	$3.75

Diluted net income per share	$1.41	$1.28	$4.09	$3.70

Dividends declared per common share	$0.13	$0.13	$0.39	$0.37

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$132,882	$128,544	$395,190	$376,193

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(6,441)	259,091	(243,762)	(184,038)
Less: reclassification adjustment for gains (losses) on securities included in net income	(1,385)	8,037	(8,203)	7,864
Less: reclassification adjustment for amortization of discount and premium	(2,500)	515	(4,710)	4,509
Less: foreign exchange adjustment on securities marked to market	(6,887)	(853)	(16,097)	(3,967)

Unrealized gains (losses) on securities	(17,213)	266,790	(272,772)	(175,632)
Unrealized gains (losses) on other investments	0	0	0	(2)
Unrealized gains (losses) adjustment to deferred acquisition costs	1,125	(17,883)	15,395	10,537

Total unrealized investment gains (losses)	(16,088)	248,907	(257,377)	(165,097)
Less applicable taxes	5,630	(87,114)	90,081	57,786

Unrealized gains (losses), net of tax	(10,458)	161,793	(167,296)	(107,311)

Foreign exchange translation adjustments	10,040	1,438	23,573	4,631
Less applicable taxes	(3,513)	(502)	(8,250)	(1,622)

Foreign exchange translation adjustments, net of tax	6,527	936	15,323	3,009

Pension adjustments:
Adoption of new supplemental executive retirement plan	0	0	(15,419)	0
Amortization of pension costs	747	0	1,946	0

Pension adjustments	747	0	(13,473)	0
Less applicable taxes	(261)	0	4,716	0

Pension adjustments, net of tax	486	0	(8,757)	0

Other comprehensive income (loss)	(3,445)	162,729	(160,730)	(104,302)

Comprehensive income (loss)	$129,437	$291,273	$234,460	$271,891

See accompanying Notes to Consolidated Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash provided from operations	$654,921	$676,252

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	313,576	138,826
Fixed maturities available for sale—matured, called, and repaid	1,154,137	270,633
Other long-term investments	18,669	23,243

Total investments sold or matured	1,486,382	432,702

Investments acquired:
Fixed maturities	(1,716,192)	(924,070)
Other long-term investments	(17,125)	(9,615)

Total investments acquired	(1,733,317)	(933,685)

Net (increase) decrease in short-term investments	57,634	33,123
Net effect of change in payable or receivable for securities	(38,536)	1,980
Disposition of properties	5,643	893
Additions to properties	(16,910)	(6,473)
Acquisitions of low-income housing tax credit interests	(23,777)	(46,361)
Acquisition of DMAD	(47,122)	0

Cash used for investment activities	(310,003)	(517,821)

Cash provided from (used for) financing activities:
Proceeds from exercise of stock options	40,060	17,417
Issuance of 7.1% Junior Subordinated Debentures	0	119,458
Issuance of 6 3/8% Senior Notes	0	245,961
Net borrowings (repayments) of commercial paper	34,410	(149,358)
Tax benefit from stock option exercises	5,926	2,481
Acquisition of treasury stock	(447,667)	(328,286)
Cash dividends paid to shareholders	(37,391)	(35,320)
Net receipts (withdrawals) from deposit product operations	45,428	(25,532)

Cash used for financing activities	(359,234)	(153,179)

Effect of foreign exchange rate changes on cash	6,670	616

Net increase (decrease) in cash	(7,646)	5,868
Cash at beginning of year	16,716	19,297

Cash at end of period	$9,070	$25,165

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at September 30, 2007, and the consolidated results of operations, comprehensive income and cash flows for the periods ended September 30, 2007 and 2006.

Note B—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Basic weighted average shares outstanding	92,711,807	98,555,253	95,036,478	100,272,719
Weighted average dilutive options outstanding	1,349,620	1,547,317	1,564,936	1,305,439

Diluted weighted average shares outstanding	94,061,427	100,102,570	96,601,414	101,578,158

Antidilutive shares*	921,862	0	94,857	6,000

*	Antidilutive shares are excluded from the calculation of diluted earnings per share.

Unless otherwise specified, earnings per share data is assumed to be on a diluted basis.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans

Components of Post-Retirement Benefit Costs

	Three Months ended September 30,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$1,501	$2,902	$166	$134
Interest cost	3,253	4,230	235	235
Expected return on assets	(3,487)	(5,352)	0	0
Prior service cost	512	8	0	0
Net actuarial (gain)/loss	388	438	(88)	(63)

Net periodic benefit cost	$2,167	$2,226	$313	$306

	Nine Months ended September 30,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$6,167	$7,883	$501	$512
Interest cost	10,024	11,524	711	706
Expected return on assets	(12,757)	(14,516)	0	0
Prior service cost	1,558	26	0	0
Net actuarial (gain)/loss	727	1,193	(265)	(134)

Net periodic benefit cost	$5,719	$6,110	$947	$1,084

As of September 30, 2007, Torchmark has contributed $12 million to its qualified funded pension plan, and does not plan to make additional contributions during the remainder of 2007.

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Business Segments

Torchmark is comprised of life insurance companies which market primarily individual life and supplemental health insurance products through niche distribution systems to middle income Americans. To a limited extent, the Company also markets annuities. Torchmark’s core operations are insurance marketing and underwriting, and management of its investments. Insurance marketing and underwriting is segmented by the types of insurance products offered: life, health, and annuity. Management’s measure of profitability for each insurance segment is insurance underwriting margin, which is underwriting income before other income and insurance administrative expenses. It represents the profit margin on insurance products before administrative expenses, and is calculated by deducting net policy obligations, commissions and other acquisition expenses from premium revenue. Torchmark further views the profitability of each insurance product segment by the marketing groups that distribute the products of that segment: direct response, independent, or captive/career agencies.

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

Torchmark provides coverage under the Medicare Part D prescription drug plan for Medicare beneficiaries. In accordance with GAAP, Part D premiums are recognized evenly throughout the year when they become due but benefit costs are recognized when the costs are incurred. Due to the design of the Part D product, premiums are evenly distributed throughout the year, but benefit costs are much higher earlier in the year. As a result, under GAAP, benefit costs can exceed premiums in the first part of the year, but be less than premiums during the remainder of the year. For segment reporting purposes, Torchmark has elected to defer $18.2 million excess benefits incurred in the first nine months of 2007 to the remainder of the year in order to more closely match the benefit cost

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Business Segments (continued)

with the associated revenue. In the 2006 period, $11.9 million in excess benefits were deferred. For the full year of 2006, the total premiums and benefits were the same under this alternative method as they were under GAAP and are expected to be so in 2007. The Company’s presentation results in the underwriting margin percentage of each interim period reflecting the expected margin percentage for the full year. In addition, GAAP recognizes in each quarter a risk-sharing premium adjustment consistent with the contract as if the quarter represented an entire contract period. Torchmark did not include this $13.1 million GAAP adjustment in the first nine months of 2007 or the comparable $9.3 million adjustment in the first nine months of 2006 for segment reporting purposes. These adjustments were removed because these contract payments are based upon the experience of the full contract year, not the experience of interim periods.

In the first nine months of 2006, Torchmark received a pre-tax litigation settlement, net of expenses, of $6.3 million ($4.1 million after tax) from litigation regarding a previously-owned subsidiary. Also relating to litigation issues arising in prior periods were net legal costs of $418 thousand expensed in 2007 ($272 thousand after tax). Management removes issues related to prior periods such as these when analyzing its ongoing core results. Additionally, a Torchmark subsidiary began a program in late 2006 to dispose of its agency office buildings, replacing them with rental facilities. Because of the scale of this nonoperating program, $4.0 million of gain from the sales ($2.6 million after tax) did not apply to 2007 core results and were removed for segment purposes. These gains are included in “Other income” in the Consolidated Statements of Operations.

The following tables total the components of Torchmark’s operating segments and reconcile these operating results to its pretax income and each significant line item in its Consolidated Statements of Operations.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the nine months ended September 30, 2007
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,176,478	$939,360	$15,320			$13,147	(1)	$2,144,305
Net investment income				$486,191		198	(2)	486,389
Other income					$3,244	3,591	(3,4,6)	6,835

Total revenue	1,176,478	939,360	15,320	486,191	3,244	16,936		2,637,529

Expenses:
Policy benefits	780,666	637,294	20,463			18,162	(1)	1,456,585
Required interest on net reserves	(288,706)	(20,846)	(23,500)	333,052				0
Amortization of acquisition costs	321,645	103,090	10,507	(141,764)				293,478
Commissions and premium tax	54,261	64,190	94			(904	)(3)	117,641
Insurance administrative expense(5)					115,652	933	(4)	116,585
Parent expense					6,378			6,378
Stock compensation expense					6,198			6,198
Financing costs:
Debt				51,179		198	(2)	51,377

Total expenses	867,866	783,728	7,564	242,467	128,228	18,389		2,048,242

Subtotal	308,612	155,632	7,756	243,724	(124,984)	(1,453)		589,287
Nonoperating items						1,453	(1,4,6)	1,453

Measure of segment profitability (pretax)	$308,612	$155,632	$7,756	$243,724	$(124,984)	$0		590,740

Deduct applicable income taxes								(200,827)

Segment profits after tax								389,913

Add back income taxes applicable to segment profitability								200,827
Add (deduct) realized investment gains (losses)								8,629
Deduct net costs from legal settlements (4)								(418)
Deduct Part D adjustment (1)								(5,015)
Add gain from sale of agency buildings (6)								3,980

Pretax income per Consolidated Statement of Operations								$597,916

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to FIN46R (accounting rule requiring deconsolidaton of Trust Preferred Securities).
(3)	Elimination of intersegment commission.
(4)	Legal settlements.
(5)	Administrative expense is not allocated to insurance segments.
(6)	Gain from sale of agency buildings.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the nine months ended September 30, 2006
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,142,930	$922,663	$17,219			$9,318	(1)	$2,092,130
Net investment income				$468,869		353	(2)	469,222
Other income					$3,190	5,354	(3,4)	8,544

Total revenue	1,142,930	922,663	17,219	468,869	3,190	15,025		2,569,896
Expenses:
Policy benefits	754,768	623,115	17,149			11,930	(1)	1,406,962
Required interest on net reserves	(271,108)	(18,060)	(20,841)	310,009				0
Amortization of acquisition costs	306,627	99,186	11,828	(133,879)				283,762
Commissions and premium tax	57,640	65,801	39			(980	) (3)	122,500
Insurance administrative expense(5)					117,190			117,190
Parent expense					6,369			6,369
Stock compensation expense					4,983			4,983
Financing costs:
Debt				54,712		353	(2)	55,065
Benefit from interest rate swaps				(491)				(491)

Total expenses	847,927	770,042	8,175	230,351	128,542	11,303		1,996,340

Subtotal	295,003	152,621	9,044	238,518	(125,352)	3,722		573,556
Nonoperating items						(3,722	)(1,4)	(3,722)

Measure of segment profitability (pretax)	$295,003	$152,621	$9,044	$238,518	$(125,352)	$0		569,834

Deduct applicable income taxes								(196,031)

Segment profits after tax								373,803

Add back income taxes applicable to segment profitability	196,031
Remove benefit from interest rate swaps (included in "Realized investment gains (losses)")	(491)
Add (deduct) realized investment gains (losses)	(5,814)
Add net proceeds from legal settlements (4)	6,334
Deduct Part D adjustment (1)	(2,612)

Pretax income per Consolidated Statement of Operations	$567,251

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to FIN46R (accounting rule requiring deconsolidaton of Trust Preferred Securities).
(3)	Elimination of intersegment commission.
(4)	Legal settlements related to disposed subsidiary.
(5)	Administrative expense is not allocated to insurance segments.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Nine months ended September 30,		Increase (Decrease)
	2007	2006	Amount	%
Life insurance	$308,612	$295,003	$13,609	5
Health insurance	155,632	152,621	3,011	2
Annuity	7,756	9,044	(1,288)	(14)
Other:
Other income	3,244	3,190	54	2
Administrative expense	(115,652)	(117,190)	1,538	(1)
Investment	243,724	238,518	5,206	2
Corporate and adjustments	(12,576)	(11,352)	(1,224)	11

Pretax total	590,740	569,834	20,906	4
Applicable taxes	(200,827)	(196,031)	(4,796)	2

After-tax total	389,913	373,803	16,110	4
Reconciling items:
Remove benefit from interest rate swaps (after tax) from Investment Segment *	0	(319)	319
Realized gains (losses) (after tax)	5,609	(3,949)	9,558
Part D adjustment (after tax)	(3,260)	(1,698)	(1,562)
Tax settlements from issues related to prior years	613	4,239	(3,626)
Net proceeds (costs) of legal settlements (after tax)	(272)	4,117	(4,389)
Gain on sale of agency buildings (after tax)	2,587	0	2,587

Net income	$395,190	$376,193	$18,997	5

*	This item is included in Realized gains (losses) in the Consolidated Statements of Operations, but in the Segment analysis is included in the Investment segment.

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

Torchmark and its subsidiaries’ income tax returns have been audited by the Internal Revenue Service (IRS) through the 2004 tax year. The Appeals Division of the IRS and the Company have agreed to settle all issues with respect to the Company’s 1998, 2001, and 2002 tax years and are awaiting final approval of such settlement by the Joint Committee of Taxation. The outcome of this settlement was substantially reflected in prior periods. The IRS has also completed its examination of Torchmark’s 2003 and 2004 tax years and has proposed various insignificant adjustments which are currently being protested before the Appeals Division of the IRS. The IRS is not currently examining the 2005-2006 tax years but such tax years remain subject to examination.

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

Note F — Acquisition

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

The tables in Note D—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the nine-month periods ended September 30, 2007 and 2006. Additionally, this note provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles those measures to our net income. That summary is reproduced below from the Consolidated Financial Statements to present our overall operations in the manner that management views the business.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Nine months ended September 30,		Increase (Decrease)
	2007	2006	Amount	%
Life insurance	$308,612	$295,003	$13,609	5
Health insurance	155,632	152,621	3,011	2
Annuity	7,756	9,044	(1,288)	(14)
Other:
Other income	3,244	3,190	54	2
Administrative expense	(115,652)	(117,190)	1,538	(1)
Investment	243,724	238,518	5,206	2
Corporate and adjustments	(12,576)	(11,352)	(1,224)	11

Pretax total	590,740	569,834	20,906	4
Applicable taxes	(200,827)	(196,031)	(4,796)	2

After-tax total	389,913	373,803	16,110	4
Reconciling items:
Remove benefit from interest rate swaps (after tax) from Investment Segment *	0	(319)	319
Realized gains (losses) (after tax)	5,609	(3,949)	9,558
Part D adjustment (after tax)	(3,260)	(1,698)	(1,562)
Tax settlements from issues related to prior years	613	4,239	(3,626)
Net proceeds (costs) from legal settlements (after tax)	(272)	4,117	(4,389)
Gain on sale of agency buildings (after tax)	2,587	0	2,587

Net income	$395,190	$376,193	$18,997	5

*	This item is included in Realized gains (losses) in the Consolidated Statements of Operations, but in the Segment analysis is included in the Investment segment.

A discussion of operations by each segment follows later in this report. These discussions compare the first nine months of 2007 with the same period of 2006, unless otherwise noted.

Highlights, comparing the first nine months of 2007 with the first nine months of 2006. Net income per diluted share increased 11% to $4.09. Included in net income are after-tax realized investment gains of $.06 per share in 2007 compared with net losses of $.04 per share in 2006. One component of investment losses in 2006 was the valuation adjustment on interest-rate swaps, which increased 2006 investment losses by $.03 per share, but had no impact on 2007 earnings per share as all swaps were disposed of in 2006.

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

Total premium income rose 2% to $2.1 billion. Total net sales, excluding Medicare Part D net sales, declined 2% to $376 million. Also excluding Part D, first-year collected premium rose 1% to $295 million for the nine months. Because net sales and first-year collected premium refer only to new product sales, these statistical measures for Medicare Part D are somewhat skewed, because the program began in 2006. All enrollees in 2006 were considered sales whereas only new enrollees were counted in 2007. We do not expect a large amount of growth in enrollees going forward after the first year.

Life insurance premium income grew 3% to $1.2 billion. Life net sales declined 4% to $196 million and first-year collected life premium declined 7% to $149 million. Life underwriting margins increased 5% to $309 million, as a result of the 3% premium growth and a temporary improvement in mortality. In early 2007, we completed our purchase of the assets of Direct Marketing and Advertising Distributors, Inc. (DMAD) for $47 million, which we believe will result in increased distribution opportunities and reduced per unit acquisition costs for the insert media component of the Direct Response group.

Health insurance premium income, excluding Medicare Part D premium, rose 1% to $777 million. Health net sales, excluding Part D, rose 1% to $180 million, reflective of increased supplemental limited-benefit product sales but partially offset by weaker Medicare Supplement sales. First-year collected health premium, excluding Part D, rose 10% to $146 million.

Our Medicare Part D prescription drug business is a component of the health insurance segment. A reconciliation between how management views Medicare Part D business and GAAP is found under the caption Medicare Part D in this report. In the manner we view our Medicare Part D business as described above, policyholder premium was $162 million in 2007, an increase of 4%. Underwriting income rose 2% to $17 million in the 2007 nine months. In the 2006 plan year, enrollees had until May 15, 2006 to enter the program. However, in the 2007 plan year, all enrollees had to sign up by December 31, 2006, a factor in the increased premium and underwriting income in the first half of 2007.

Excess investment income per diluted share increased 7% to $2.52, as excess investment income increased 2% or $5 million to $244 million in the period. Net investment income increased 4% or $17 million, but was largely offset by a $15 million increase in interest cost on net insurance policy liabilities. Investment income was also impacted by our additional investment in 2007 of $256 million in tax-exempt fixed maturities, which reduced net investment income but also effectively reduced taxes. Financing costs declined primarily due to the completion of our restructuring of debt in the 2006 period. (For more information, refer to the discussion under the caption Investments (excess investment income)).

Excess investment income continues to be restricted as short-term financing costs remain high while long-term yields available for investment have not increased significantly, resulting in a limited spread between long and short-term rates. Because new investments of suitable quality have only been available at lower rates, we continue to invest at yields below our portfolio average, causing the average to decline. For the 2007 nine months, the effective annual yield on new investments was 6.72%, compared with an average portfolio yield of 6.96% (at September 30, 2007). The fixed-maturity portfolio at fair value accounted for 94% of total investments at September 30, 2007.

We acquired 6.9 million shares of the Company’s common stock in the open market at a cost of $448 million ($65.35 average price per share) during the 2007 nine months. Of the $448 million, $401 million was from excess operating cash flow, which was used to repurchase 6.1 million shares, and $47 million was from the cash received from stock option exercises by current and former employees. Proceeds from these option exercises were used to repurchase 717 thousand shares in order to reduce dilution from the exercises. We have an on-going share repurchase program which began in 1986 and was reaffirmed at the July 26, 2007 Board of Directors’ meeting. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses.

A detailed discussion of our operations by component segment follows.

Life insurance, comparing the first nine months of 2007 with the first nine months of 2006. Life insurance is our predominant segment, representing 55% of premium income and 65% of insurance underwriting margin in the first nine months of 2007. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the Investment segment. Life insurance premium income increased 3% to $1.2 billion. The following table presents Torchmark's life insurance premium by distribution method.

Life Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase (Decrease)
	2007		2006
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$363,966	31	$343,628	30	$20,338	6
American Income Exclusive Agency	326,513	28	304,384	27	22,129	7
Liberty National Exclusive Agency	221,606	19	226,803	20	(5,197)	(2)
Other Agencies	264,393	22	268,115	23	(3,722)	(1)

Total Life Premium	$1,176,478	100	$1,142,930	100	$33,548	3

We view net sales as an indicator of new business production as defined earlier in this report. Our net sales of life insurance for the nine months declined 4% from the same period of the prior year. However, net sales rose 1% to $66 million in the third quarter of 2007 when compared with the prior year quarter. An analysis of life net sales by distribution group is presented below.

Life Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase (Decrease)
	2007		2006
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$85,311	43	$89,185	44	$(3,874)	(4)
American Income Exclusive Agency	68,080	35	65,377	32	2,703	4
Liberty National Exclusive Agency	26,676	14	32,189	16	(5,513)	(17)
Other Agencies	15,851	8	17,548	8	(1,697)	(10)

Total Life Net Sales	$195,918	100	$204,299	100	$(8,381)	(4)

First-year collected life premium, defined earlier in this report, was $149 million in the 2007 period, decreasing 7% from the prior-year period. First-year collected life premium by distribution group is presented in the table below.

Life Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase (Decrease)
	2007		2006
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$57,175	38	$58,914	37	$(1,739)	(3)
American Income Exclusive Agency	54,884	37	53,959	34	925	2
Liberty National Exclusive Agency	22,153	15	26,558	17	(4,405)	(17)
Other Agencies	14,629	10	19,974	12	(5,345)	(27)

Total	$148,841	100	$159,405	100	$(10,564)	(7)

The Direct Response operation consists of two primary components, the direct mail component and the insert media component. The direct mail component targets primarily young middle-income households with children. The juvenile life insurance policy is a key product. Not only is the juvenile market an important source of sales, but it also is a vehicle to reach the parents and grandparents of the juvenile policyholders. Parents and grandparents of these juvenile policyholders are more likely to respond favorably to a Direct Response solicitation for life coverage on themselves than is the general adult population. Also, both the juvenile policyholders and their parents are low acquisition-cost targets for sales of additional coverage over time. We expect that sales to this demographic group will continue as one of this group’s premier markets.

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

Direct Response’s life premium income rose 6% to $364 million, representing 31% of Torchmark’s total life premium, the largest contribution of any distribution system. Net sales of $85 million declined 4% and first-year collected premium of $57 million declined 3% over the prior year period due to the aforementioned decline in insert solicitations in the last half of 2006.

The American Income Exclusive Agency markets primarily to members of labor unions, but also to credit unions and other associations. This agency produced premium income of $327 million, an increase of 7%. Net sales increased 4% to $68 million while first-year collected premium rose 2% to $55 million. Growth in sales in our captive agencies is highly dependent on growing the size of the agency force. The American Income agent count was 2,616 at September 30, 2007 an all-time high for this agency. This count was 11% higher than at 2006 year end (2,353). The American Income agency continues to emphasize the recruiting of new agents, focusing on a systematic, centralized internet recruiting program, and an incentive program to reward growth in both recruiting and production. In mid-2007, revisions to this compensation system for first-year agents were made in an effort to further enhance productivity.

The Liberty National Exclusive Agency markets life insurance to middle-income customers primarily in the Southeast. Life premium income was $222 million, compared with $227 million in the 2006 period, a 2% decline. Both first-year collected premium and net sales declined 17% from the prior period. However, this agency has recently reversed a downward trend in size, as the agent count has begun to rise since year-end 2006. The Liberty Agency had 1,690 producing agents at September 30, 2007, compared with 1,381 at December 31, 2006, an increase of 22%. Liberty experienced a 22% decline in agent count during the year 2006 due to organizational changes implemented in that year. These changes involved reorganizing this agency’s marketing leadership and restructuring its agent compensation system to provide greater sales incentives and to establish production minimums for agents. These changes led to terminations and resignations during 2006 of agents not meeting these production minimums. While these changes led to a decline in agent count and sales in 2006, the changes have resulted in improved margins and lowered insurance administrative expenses which we expect to continue. Also, because this compensation system better rewards production, we believe that we will be better able to attract and retain productive agents and that these changes will result in a more productive agency over the long term. In October 2007, enhancements to Liberty’s compensation system were made similar to those of American Income’s in order to retain first-year agents and to further improve productivity.

The Other Agencies distribution systems offering life insurance include the Military Agency, the United American Independent and Branch Office Agencies (both of which predominately write health insurance), United Investors, and various minor distribution channels. The Other Agencies distribution group contributed $264 million of life premium income, or 22% of Torchmark’s total in the 2007 period, but contributed only 8% of net sales.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Nine months ended September 30,
	2007		2006		Increase
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$1,176,478	100	$1,142,930	100	$33,548	3
Net policy obligations	491,960	42	483,660	42	8,300	2
Commissions and acquisition expense	375,906	32	364,267	32	11,639	3

Insurance underwriting income before other income and administrative expense	$308,612	26	$295,003	26	$13,609	5

Life insurance underwriting income before insurance administrative expense was $309 million, increasing 5%. This margin growth was primarily the result of premium growth, but was also positively affected by favorable mortality in the Military Agency in the 2007 period. This improvement in mortality is not expected to be a trend. As a percentage of life premium, underwriting margin was stable at 26%.

Health insurance, comparing the first nine months of 2007 with the first nine months of 2006. Health premium accounted for 44% of our total premium in the 2007 period, while the health underwriting margin accounted for 33% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. Our health products are supplemental health plans that include a variety of limited-benefit health plans including hospital/surgical, cancer and accident plans sold to customers under age 65, as well as Medicare Supplements sold to Medicare enrollees. Beginning January 1, 2006, we also began providing coverage under the Medicare Part D prescription plan. Because of the significant contribution to premium and underwriting income of our new Medicare Part D health product, Medicare Part D business will be shown as a separate health component and will be discussed separately in the analysis of the health segment.

Total health insurance premium for the 2007 period as viewed by management was $939 million, up 2%. Excluding Medicare Part D premium, health premium was $777 million, an increase of 1% over the prior period. A reconciliation between segment reporting for Part D and GAAP is discussed under the caption Medicare Part D in this report.

The table below is an analysis of our health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase (Decrease)
	2007		2006
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency	$294,950	38	$317,102	41	$(22,152)	(7)
United American Branch Office Agency	290,999	37	261,748	34	29,251	11
Liberty National Exclusive Agency	106,721	14	108,475	14	(1,754)	(2)
American Income Exclusive Agency	52,466	7	49,724	7	2,742	6
Direct Response	31,854	4	29,805	4	2,049	7

Subtotal	776,990	100	766,854	100	10,136	1

Medicare Part D	162,370		155,809		6,561	4

Total Health Premium	$939,360		$922,663		$16,697	2

Presented below is a table of health net sales by distribution method.

Health Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase (Decrease)
	2007		2006
	Amount	% of Total	Amount	% of Total	Amount	%
United American Branch Office Agency	$126,350	70	$115,588	65	$10,762	9
United American Independent Agency	34,154	19	41,193	23	(7,039)	(17)
American Income Exclusive Agency	8,356	5	8,933	5	(577)	(6)
Liberty National Exclusive Agency	7,222	4	9,138	5	(1,916)	(21)
Direct Response	4,179	2	4,031	2	148	4

Subtotal	180,261	100	178,883	100	1,378	1

Medicare Part D*	29,583		269,883		(240,300)	(89)

Total Health Net Sales	$209,844		$448,766		$(238,922)	(53)

*	Net sales for Medicare Part D represents only new first-time enrollees.

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase (Decrease)
	2007		2006
	Amount	% of Total	Amount	% of Total	Amount	%
United American Branch Office Agency	$95,908	66	$76,177	57	$19,731	26
United American Independent Agency	30,302	21	35,382	27	(5,080)	(14)
American Income Exclusive Agency	9,252	6	9,465	7	(213)	(2)
Liberty National Exclusive Agency	6,440	4	7,643	6	(1,203)	(16)
Direct Response	3,794	3	3,809	3	(15)	0

Subtotal	145,696	100	132,476	100	13,220	10

Medicare Part D*	47,629		155,809		(108,180)	(69)

Total	$193,325		$288,285		$(94,960)	(33)

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

Below is an analysis of health net sales by product type.

Health Insurance

Net Sales by Product Type

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase (Decrease)
	2007		2006
	Amount	% of Total	Amount	% of Total	Amount	%
Limited-benefit plans	$160,532	89	$153,179	86	$7,353	5
Medicare Supplement	19,729	11	25,704	14	(5,975)	(23)

Subtotal	180,261	100	178,883	100	1,378	1

Medicare Part D*	29,583		269,883		(240,300)	(89)

Total	$209,844		$448,766		$(238,922)	(53)

*	Net sales for Medicare Part D represents only new first-time enrollees.

The following table is an additional presentation of first-year collected health premium by product type.

Health Insurance

First-Year Collected Premium by Product Type

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase (Decrease)
	2007		2006
	Amount	% of Total	Amount	% of Total	Amount	%
Limited-benefit plans	$124,874	86	$107,149	81	$17,725	17
Medicare Supplement	20,822	14	25,327	19	(4,505)	(18)

Subtotal	145,696	100	132,476	100	13,220	10

Medicare Part D*	47,629		155,809		(108,180)	(69)

Total	$193,325		$288,285		$(94,960)	(33)

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

Health insurance, excluding Medicare Part D. In recent periods, we have emphasized the sale of limited-benefit health insurance products rather than Medicare Supplement insurance, as customer demand for the limited-benefit hospital/surgical plans has increased and price competition and decreased demand for Medicare Supplements have caused reduced sales of that product. Even though Medicare Supplement remains our dominant health product in terms of premium income, the contribution to premium of other health products has increased rapidly. Medicare Supplement represented 51% of total health premium income for the first nine months of 2007, compared with 55% a year earlier. In addition, net sales of limited-benefit plans were 89% of health sales in the 2007 period, compared with 86% in the 2006 period, reflecting the change in product mix in sales of health insurance business. Limited-benefit plan first-year collected premium accounted for 86% of collections, compared with 81% in the prior period.

The United American (UA) Branch Office and Independent Agencies are the predominant distributors of health products, primarily limited-benefit hospital/surgical plans. These agencies accounted for $586 million or 75% of our 2007 health premium income, exclusive of Part D premium. In recent periods, the focus of these agencies has been toward an increased emphasis on limited-benefit hospital/surgical policies sold to customers under age 65. Accordingly, these agencies have expanded their product lines as increased consumer demand for under-age-65 supplemental health products has resulted from the growth in the number of Americans without health insurance.

The UA Branch Office is a captive agency which focuses on sales of limited-benefit hospital/surgical plans. As is the case with all of our captive agency forces, growing the number of agents is critical to growth in sales. This agency has had ongoing recruiting initiatives, and as a result, this agency grew 13% over the prior year to 3,346 producing agents at September 30, 2007. As a result of the growth in this agency, net sales rose 9% over the prior year to $126 million and first-year collected premium increased 26% to $96 million, the highest percentage increases in new business of any Torchmark distribution group, life or health. Earlier this year, this agency surpassed the UA Independent Agency in annualized health premium in force for the first time, at $404 million. Emphasis on sales of limited-benefit hospital/surgical plans resulted in premium growth of 39% in these products in 2007 to $152 million, surpassing this agency’s Medicare Supplement premium ($139 million). However, the 9% decline in Medicare Supplement premium reduced the growth in total health premium at this distribution channel to 11%.

The UA Independent Agency consists of independent agencies appointed with Torchmark who also sell for other companies. The UA Independent Agency is Torchmark’s largest carrier of Medicare Supplement insurance, with Medicare Supplement premium of $225 million for the 2007 period, representing approximately 57% of all Torchmark Medicare Supplement premium. However, sales and premium of this Agency have declined over the prior period. In the first nine months of 2007, total net sales declined 17% to $34 million and total health premium fell 7% to $295 million, respectively.

Other agencies. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 25% of health premium in both periods. The Liberty National Exclusive Agency, which accounted for 14% of health premium, markets primarily limited-benefit cancer products. The American Income Exclusive Agency also markets a variety of limited-benefit plans, primarily accident. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response is also involved in marketing Medicare Part D.

Medicare Part D. Coverage under Torchmark’s Medicare Part D prescription drug plan for Medicare beneficiaries began January 1, 2006 and was offered again in 2007. Medicare Part D is marketed by Torchmark through our Direct Response organization and our UA Independent and Branch Agencies.

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

Medicare Part D

Summary of Medicare Part D Results

(Dollar amounts in thousands)

	Nine months ended September 30, 2007
	Per Segment Analysis	% of Premium	Adjustments		GAAP
Premium	$162,370	100	$13,147	(1)	$175,517

Policy obligations	130,256	80	18,162	(2)	148,418
Pharmacy Benefit Manager fees	10,558	7			10,558
Amortization of acquisition costs	4,059	2			4,059

Insurance underwriting income before other income and administrative expense	$17,497	11	$(5,015)		$12,482

	Nine months ended September 30, 2006
	Per Segment Analysis	% of Premium	Adjustments		GAAP
Premium	$155,809	100	$9,318	(1)	$165,127

Policy obligations	121,598	78	11,930	(2)	133,528
Pharmacy Benefit Manager fees	12,465	8			12,465
Amortization of acquisition costs	4,674	3			4,674

Insurance underwriting income before other income and administrative expense	$17,072	11	$(2,612)		$14,460

(1)	Reflects a receivable from the Centers of Medicare & Medicaid Services (CMS) for risk sharing related to claims we paid in the first nine months. This receivable is not recognized in the segment analysis because:
-	The risk sharing adjustment, if any, will be based on contract year experience, not the experience of interim quarters, and
-	We do not anticipate that there will be a risk-sharing adjustment for the 2007 contract year. There was no risk-sharing adjustment in the 2006 full contract year.
(2)	Deferral of excess benefits incurred in earlier interim quarters to later quarters in order to more closely match the benefit cost with the associated revenue during the contract year.

Medicare Part D premium was $162 million in 2007 compared with $156 million in 2006, after removal of the risk-sharing adjustment in both periods noted above. One factor in the increase in premium for the 2007 period of 4% over the year-ago period was that in the 2006 plan, Medicare beneficiaries were allowed until mid May, 2006 to enroll. However, for the 2007 plan, all enrollments had to be completed by December 31, 2006. Enrollees turning age 65 after these dates in both years are allowed to enroll when they become age 65.

We do not expect a high level of growth in the number of enrollees in our Medicare Part D coverage in future periods, as most eligible enrollees chose a carrier in 2006. Also, because this is a government-sponsored program, regulatory changes could alter the outlook for this market.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Nine months ended September 30, 2007
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$776,990	100	$162,370	100	$939,360	100
Net policy obligations	486,192	62	130,256	80	616,448	65
Commissons and acquisition expense	152,663	20	14,617	9	167,280	18

Insurance underwriting income before other income and administrative expense	$138,135	18	$17,497	11	$155,632	17

	Nine months ended September 30, 2006
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$766,854	100	$155,809	100	$922,663	100
Net policy obligations	483,457	63	121,598	78	605,055	65
Commissons and acquisition expense	147,848	19	17,139	11	164,987	18

Insurance underwriting income before other income and administrative expense	$135,549	18	$17,072	11	$152,621	17

*	Health other than Medicare Part D.

Underwriting margins for health insurance improved 2% or $3 million to $156 million, as premium also rose 2% to $939 million. As a percentage of health premium, underwriting margins were flat at 17%. Liberty’s health margin increased $4.7 million, the UA Branch Agency’s margin rose $2.0 million, and American Income’s margin rose $1.2 million or 7%. These increases were offset somewhat by a margin decline in the UA Independent Agency of $5.7 million. The Liberty increase, an improvement as a percentage of premium from 20% in 2006 to 24% in 2007, was positively affected by changes to Liberty’s agent compensation system implemented in 2006. Changes in the American Income and the two UA Agencys’ margins resulted from changes in premium revenue.

Annuities. We market both fixed and variable annuities. Annuities represent less than 1% of total premium income and less than 2% of total underwriting income. Annuities are not a major component of our marketing strategy and continue to diminish in relation to our other operations.

Operating expenses, comparing the first nine months of 2007 with the first nine months of 2006. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Nine months ended September 30,
	2007				2006
	Amount	% Increase	% of Premium	% of Revenue	Amount	% Increase	% of Premium	% of Revenue
Insurance administrative expenses:
Salaries	$49,565	0.7	2.3		$49,219	3.8	2.4
Employee costs	21,623	(8.6)	1.0		23,665	10.1	1.1
Legal	9,127	84.9	0.5		4,935	(52.6)	0.2
Medicare Part D	2,546	(38.2)	0.1		4,123	N/A	0.2
Other administrative costs	32,791	(7.0)	1.5		35,248	18.6	1.7

Total insurance administrative expenses	115,652	(1.3)	5.4		117,190	7.5	5.6

Parent company expense	6,378	0.1			6,369	(16.0)
Stock compensation expense	6,198	24.4			4,983	N/A

Total operating expenses, per segment analysis	128,228	(0.2)			128,542	10.2
Expenses related to settlement of prior period litigation	933				0

Total operating expenses, per
Consolidated Statements of Operations	$129,161	0.5		4.9	$128,542	10.2		5.0

Insurance administrative expenses declined from the prior year period. One factor in the decline in insurance administrative expense was caused by the changes implemented in Liberty’s agent compensation system. These changes resulted in reductions in agent salaries and related employee costs of approximately $2.9 million in 2007 compared with the prior period. Management believes that these salary reductions could be replaced by higher deferred acquisition costs going forward, as the compensation system changes emphasize a commission-based agent compensation system rather than salaries. Commissions on new product sales are deferred and amortized over the premium-paying life of the business. Additionally, Medicare Part D administrative costs were lower in 2007 by $1.6 million, because open enrollment was still in effect in 2006 until May 15, causing us to incur additional administrative expense. Open enrollment for the 2007 plan year was closed on December 31, 2006. However, legal expenses rose $4.2 million or 85% in 2007. A major factor in the increase was $1.9 million relating to the affirmance during the third quarter by the Mississippi Supreme Court of an earlier jury verdict in insurance claim litigation against United American, including associated expenses. Stock compensation expense rose due to a higher Black Scholes value assigned to recent grants (primarily as a result of the increase in the Torchmark stock price), and due to restricted stock granted in late 2006 and mid-2007 for the first time in several years.

Legal expense incurred in 2007 in the amount of $933 thousand was related to race-based litigation originating several years ago and concerned with events occurring many years ago. This litigation was settled in 2005. We remove such amounts that arise from prior periods when evaluating current operating results in our segment analysis.

Investments (excess investment income), comparing the first nine months of 2007 with the first nine months of 2006. The Investment segment is responsible for the management of capital resources, including investments, debt, and cash flow. As defined in Note D—Business Segments, excess investment income is the profitability measure used by management to evaluate the performance of the Investment segment. Management also views excess investment income per diluted share as an important performance measure for this segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the Investment segment to the consolidated earnings per share of the Company. Since 1986, we have used excess cash flow to repurchase Torchmark shares under our ongoing share repurchase program. We believe that such repurchases have provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the potential earnings foregone on cash that could have otherwise been invested in interest-bearing assets, but the repurchases also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, management believes that excess investment income per diluted share is the most appropriate performance measure for the Investment segment.

The following table summarizes Torchmark's investment income and excess investment income.

Excess Investment Income

(Dollar amounts in thousands)

	Nine months ended September 30,		Increase (Decrease)
	2007	2006	Amount	%
Net investment income *	$486,191	$468,869	$17,322	4

Required interest on net insurance policy liabilities	(191,288)	(176,130)	(15,158)	9
Financing costs:
Interest on funded debt	(39,836)	(46,237)	6,401	(14)
Interest on short-term debt	(11,343)	(8,475)	(2,868)	34
Benefit from interest rate swaps	0	491	(491)	(100)

Total financing costs	(51,179)	(54,221)	3,042	(6)

Excess investment income	$243,724	$238,518	$5,206	2

Excess investment income per share	$2.52	$2.35	$0.17	7

*	Net investment income per Torchmark's segment analysis does not agree with Net investment income per the Consolidated Statements of Operations as explained in the Reconciliation in Note D—Business Segments.

As shown in the above table, excess investment income for the 2007 nine months increased by 2% over that of the previous year’s period to $244 million. Excess investment income per share rose 7% to $2.52.

The largest component of excess investment income is net investment income, which increased by 4% to $486 million primarily as a result of the increase in invested assets. However, the increase in net investment income was lower than the 5% increase in average invested assets, which rose to $9.7 billion, as new investments at acceptable quality have only been available at yields lower than the average portfolio yield. In comparing net investment income with the prior period, current period income was impacted by the addition of $256 million in tax-exempt securities in 2007, causing the portfolio to contain $262 million of these securities at September 30, 2007 compared with $31 million a year earlier. Tax-exempt securities produce less investment income but also less income tax expense. On a tax-equivalent basis (where net investment income on tax-exempt securities is adjusted so that it is equivalent to pretax net investment income on taxable securities), net investment income increased 4% to $489 million during the first nine months of 2007, an increase of $19 million.

Year-over-year comparison of net investment income was also impacted by four transactions that occurred during 2006. As discussed more fully in the Capital Resources section of this report, we issued long-term debt and trust preferred securities with a combined par amount of $370 million during the second quarter of 2006. These securities were issued to replace similar securities with a combined par amount of $330 million that matured or were called during the fourth quarter of 2006. Because the debt that matured or was called during the fourth quarter of 2006 was carried in the 2006 period but not in the 2007 period, interest on our funded debt was $6.3 million higher in 2006 than in the 2007 period. Proceeds from the newly issued debt were invested awaiting the refunding, resulting in $6 million of additional investment income during the 2006 period on these proceeds. Had these additional proceeds not been available in 2006, 2007 net investment income would have increased over 5%. The issuance of debt in 2006 had no significant effect on excess investment income, as the increase in investment income offset the increased financing costs.

The increase in net investment income was partially offset by increases in required interest on net insurance policy liabilities and in financing costs. Required interest on net insurance policy liabilities increased by 9% to $191 million. This change was consistent with the change in average interest-bearing liabilities, which increased by 8%. Financing costs declined 6% to $51 million. Most of the change in financing costs is attributable to the debt transactions mentioned above, causing prior year interest on funded debt to be $6.3 million higher. Interest on commercial paper borrowings was $2.9 million higher in 2007, however, as a result of an increase in average commercial paper outstanding and an increase in short-term rates in 2007.

We sold two profitable interest-rate swaps during the second quarter of 2006. These two swaps reduced our 2006 financing costs by $491 thousand. There were no swaps outstanding during 2007.

Excess investment income would benefit if long-term rates available on new investments were to increase or if short-term borrowing rates were to decline. Of these two factors, higher investment rates would have the greater impact because the amount of cash that we invest is significantly greater than the amount that we borrow at short-term rates.

The following table reconciles interest expense per the Consolidated Statements of Operations to financing costs.

Reconciliation of Interest Expense to Financing Costs

(Amounts in thousands)

	For the nine months ended September 30,
	2007	2006
Interest expense per Consolidated Statements of Operations	$51,377	$55,065
Reclassification of interest amount due to deconsolidation*	(198)	(353)
Benefit from interest-rate swaps	0	(491)

Financing costs	$51,179	$54,221

*	We view our outstanding 7.1% Trust Preferreds as debt. However, GAAP accounting rule FIN 46R requires that we substitute our 7.1% Junior Subordinated Debentures due to our Capital Trust III as reported debt (deconsolidation).

Investments (acquisitions), comparing the first nine months of 2007 with the first nine months of 2006. Torchmark’s current investment policy calls for investing almost exclusively in investment-grade fixed maturities when long-term yields on suitable investments are available at or above 6 1/2%. Otherwise, new money is invested short-term. In the low interest-rate environment of the past few years, acquisitions of new investments have been made at yields lower than the average portfolio yield rate, causing a steady decline in the average portfolio yield.

During the first nine months of 2007, we acquired $1.7 billion of fixed maturities with an average yield of 6.7% and an average rating of A. This compares with $924 million of fixed maturities also with an average yield of 6.7% and an average rating of A that we acquired during the first nine months of 2006. The fixed maturities that we acquired during the first nine months of 2007 included a combination of investment-grade fixed maturity corporate bonds, tax-exempt municipals, and investment-grade trust preferred securities (classified as redeemable preferred stocks). These securities spanned a range of issuers, industry sectors, and geographical regions.

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

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the nine months ended September 30,
	2007	2006
Cost of acquisitions:
Investment-grade corporate securities	$1,460	$924
Tax-exempt municipal securities	256	0

Total fixed-maturity acquisitions	$1,716	$924

Effective annual yield (one year compounded)*	6.72%	6.75%

Average life (in years, to next call)	19.9	12.1

Average life (in years, to maturity)	31.6	21.9

*	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

The primary reason we invested more money during the first nine months of 2007 than in the same period of 2006 was because more investable funds were available due to an increase in the level of maturities, calls, and sales of securities in our portfolio, especially during the second quarter of 2007. While this level of portfolio turnover was unusually high, it was not unexpected and is expected to moderate during the remainder of 2007.

Investments (portfolio composition), comparing September 30, 2007 with September 30, 2006. Approximately 94% of our investments at fair value are in a diversified fixed-maturity portfolio. Policy loans, which are secured by policy cash values, make up an additional 4%. The remaining balance is comprised of other investments including equity securities, mortgage loans, and other long-term and short-term investments. At September 30, 2007, fixed maturities had a fair value of $9.1 billion, compared with $9.1 billion at December 31, 2006 and $9.2 billion at September 30, 2006. An analysis of our fixed-maturity portfolio by component at September 30, 2007 is as follows:

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations & agencies	$19	$0	$0	$19	0.2
Government sponsored enterprises	272	0	(6)	266	2.9
GNMA pools and other mortgage-backed securities	54	3	0	57	0.6
Corporates	7,334	175	(183)	7,326	80.3
States, municipalities and political subdivisions	269	0	(9)	260	2.8
Other	9	2	0	11	0.1
Redeemable preferred stocks	1,218	30	(56)	1,192	13.1

Total fixed maturities	$9,175	$210	$(254)	$9,131	100.0

*	At fair value

An analysis of the fixed-maturity portfolio by quality rating at September 30, 2007 is as follows.

Fixed Maturities by Rating*

(Dollar amounts in millions)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$800	9	$788	9
AA	502	5	511	5
A	3,122	34	3,162	35
BBB**	4,033	44	3,968	43

Investment grade	8,457	92	8,429	92
Below investment grade:
BB	541	6	538	6
B	154	2	142	2
Below B	23	0	22	0

Below investment grade	718	8	702	8

	$9,175	100	$9,131	100

*	Rating based on Bloomberg composite
**	Of the amortized cost and fair value amounts shown as "BBB" in the above table, approximately 36% were rated BBB+, 42% were rated BBB, and 22% were rated BBB-.

The portfolio has an average quality rating of “A-.” Approximately 92% of the portfolio at amortized cost was considered investment grade. The portfolio contains less than 1% in mortgage-backed securities and has no securities backed by sub-prime mortgage loans.

Over 93% of our fixed-maturity holdings are in corporate securities (including redeemable preferred securities). Investments in corporate fixed maturities are diversified in a wide range of industry sectors. At fair value, the following table presents the relative percentage of our largest holdings of corporate fixed maturities (over 2% of total) by industry sector at September 30, 2007.

Industry	%
Insurance carriers	21
Depository institutions	13
Electric, gas, sanitation services	12
Nondepository credit institutions (finance)	8
Communications	4
Oil & gas extraction	4
Chemicals & allied products	4
Food & kindred products	3
Security & commodity brokers	3
Media (printing, publishing & allied lines)	2
Transportation equipment	2
Petroleum refining & related industries	2
Metal mining	2
All other sectors *	20

100

*	No other individual industry sector represented more than 2% of Torchmark's corporate fixed maturities.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At September 30, 2007		At December 31, 2006	At September 30, 2006
Amortized cost (millions)	$9,175		$8,898	$8,918
Gross unrealized gains (millions)	210		319	337
Gross unrealized losses (millions)	(254	)(2)	(90)	(85)

Fair value (millions)	$9,131		$9,127	$9,170

Average annual effective yield	6.96%		7.02%	7.06%
Average life (in years, to next call) (1)	13.8		10.6	10.2
Average life (in years, to maturity) (1)	20.1		16.5	15.8
Effective duration (to next call) (1), (3)	7.5		6.5	6.2
Effective duration (to maturity) (1), (3)	9.5		8.6	8.3

(1)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and (b) based on the maturity date of all bonds, whether callable or not.
(2)	Of the $254 million gross unrealized losses at September 30, 2007, only $25 million related to securities which had a fair value less than 80% of book value, the remainder all had fair values greater than 80% of book value.
(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

The average life and duration of the portfolio continue to increase. The increase during the first nine months of 2007 is largely attributable to a significant amount of turnover in the portfolio during this period and due to the average life and duration of the securities acquired being much greater than the average life and duration of the securities disposed of.

Realized Gains and Losses, comparing the first nine months of 2007 with the first nine months of 2006. As discussed in Note D—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity for reasons generally beyond the control of management, resulting in realized gains or losses. As discussed in Note D, realized gains and losses are incidental, but can be significant to the earnings from core insurance operations. As a result, these gains and losses can have a material impact on net income and, if included in core operating results, might cause those results not to be indicative of the past or future performance. For these reasons, management removes the effects of realized gains and losses when evaluating its overall operating results.

The following table summarizes our tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses), Net of Tax

(Dollar amounts in thousands, except for per share data)

	Nine months ended September 30,
	2007		2006
	Amount	Per Share	Amount	Per Share
Fixed maturities and equities:
Investment sales	$(2,027)	$(.02)	$(3,022)	(.03)
Investments called or tendered	10,071	.11	(2,089)	(.02)
Writedowns	(2,711)	(.03)	0.00
Mortgages	0	.00	3,759.04
Other	276	.00	310.00
Loss on redemption of debt	0	.00	(270)	.00
Valuation of interest rate swaps	0	.00	(2,956)	(.03)
Spread on interest rate swaps *	0	.00	319.00

Total	$5,609	$.06	$(3,949)	(.04)

*	The reduction in interest cost from swapping fixed-rate obligations to floating rates.

During 2007, the securities of four issuers met our criteria for other-than-temporary impairment. As a result, we wrote these securities down $4.2 million ($2.7 million after tax).

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

Financial Condition

Liquidity. Our liquidity is evidenced by our positive cash flow, a portfolio of marketable investments, and the availability of a line of credit facility. Our insurance operations have historically generated cash flows well in excess of immediate requirements. Net cash inflows from operations were $655 million in the first nine months of 2007 compared with $676 million in the same period of 2006. In addition to cash inflows from operations, Torchmark received $742 million in investment calls, $64 million in tenders, and $356 million of scheduled maturities or repayments during the 2007 nine months.

Cash and short-term investments were $108 million at September 30, 2007, compared with $173 million at December 31, 2006 and $110 million at the end of September, 2006. In addition to these liquid assets, the entire $9.2 billion (fair value at September 30, 2007) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all of our fixed-income and equity securities are publicly traded. We generally expect to hold fixed-income securities to maturity. Even though these securities are available for sale, we have the ability and intent to hold securities which are temporarily impaired until they mature.

We have a line of credit facility with a group of lenders which terminates on August 31, 2011. It allows unsecured borrowings and stand-by letters of credit up to $600 million. Up to $175 million in letters of credit can be issued against the facility. The line of credit is further designated as a back-up credit line for a commercial paper program not to exceed $600 million, under which we may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million, less any letters of credit issued. Interest is charged at variable rates. A facility fee is charged on the entire facility. There are also issuance and fronting fees related to the letters of credit and there is an additional usage fee if borrowing exceeds $300 million. The facility has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreements, we are subject to certain covenants regarding capitalization and interest coverage with which we were in full compliance at September 30, 2007. As of September 30, 2007, $205 million face amount of commercial paper was outstanding ($204 million book value), $155 million letters of credit were issued, and there were no borrowings under the line of credit.

Torchmark (Parent Company) is dependent on dividends from the insurance subsidiaries in order to meet its interest and principal repayment obligations on debt, to pay expenses, and to pay shareholder dividends. While insurance statutory regulations restrict the flow of dividends to the parent, these dividends are expected to be more than adequate to meet Parent Company obligations. In the first nine months of 2007, $369 million dividends were paid to the Parent Company by the insurance subsidiaries.

Capital resources. The capital structure consists of short-term debt (consisting of the commercial paper facility described above and maturities of long-term debt within one year), long-term funded debt, and shareholders’ equity. The outstanding long-term debt at book value, including our Junior Subordinated Debentures, was $722 million at September 30, 2007, compared with $721 million at December 31, 2006 and $870 million at September 30, 2006. An analysis of long-term debt issues outstanding is as follows at September 30, 2007 and 2006.

Long Term Debt at September 30, 2007

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Senior Debentures	2009	8 1/4%	$99.5	$99.5	$105.0
Notes	2023	7 7/8	165.6	162.9	192.3
Notes	2013	7 3/8	94.0	93.4	102.7
Senior Notes	2016	6 3/8	250.0	246.4	259.1
Issue expenses (1)				(4.3)

Total long-term debt			609.1	597.9	659.1
Junior Subordinated Debentures (2)	2046	7.1	123.7	123.7	118.6	(3)

Total			$732.8	$721.6	$777.7

(1)	Unamortized issue expenses related to Torchmark's Trust Preferred Securities.
(2)	Included in "Due to Affiliates" in accordance with accounting regulations.
(3)	Market value of the Trust Preferred Securities which are obligations of unconsolidated corporate trust.

Long Term Debt at September 30, 2006

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Senior Debentures	2009	8 1/4%	$99.5	$99.5	$107.2
Notes	2023	7 7/8	165.6	162.8	201.6
Notes	2013	7 3/8	94.0	93.3	104.7
Senior Notes	2016	6 3/8	250.0	246.1	265.0
Issue expenses (1)				(9.7)

Total long-term debt			609.1	592.0	678.5
Junior Subordinated Debentures (2)	2041	7 3/4	154.6	154.6	150.6	(3)
Junior Subordinated Debenture (2)	2016	7 1/10	123.7	123.7	125.8	(3)

Total			$887.4	$870.3	$954.9

(1)	Unamortized issue expenses related to Torchmark's Trust Preferred Securities.
(2)	Included in “Due to Affiliates” in accordance with accounting regulations.
(3)	Market value of the Trust Preferred Securities which are obligations of unconsolidated corporate trusts.

A comparison of funded debt outstanding with the year-ago balance is affected by four transactions that occurred in 2006. In the second quarter of 2006, Torchmark issued $123.7 million of 7.1% Junior Subordinated Debentures due 2046 and $250 million principal amount of 6 3/8% Senior Notes due 2016. The Junior Subordinated Debentures are payable to Torchmark Capital Trust III, which in turn issued 4.8 million shares of 7.1% Trust Preferred Securities in a public offering in June, 2006. Issue expenses of $8.3 million were connected with these new issues and were deducted from long-term debt. In the fourth quarter of 2006, our 6 1/4% Senior Notes in the principal amount of $180 million matured and were repaid. Additionally, in the fourth quarter of 2006, we called our 7 3/4% Trust Preferred Securities in the principal amount of $150 million. This call resulted in the repayment of our 7 3/4% Junior Subordinated Debentures in the principal amount of $155 million to our Capital Trusts I and II. The combined result of the second quarter offerings and the fourth quarter refundings ultimately added a net amount of $39 million of principal to our funded debt.

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

We acquired 6.1 million of our outstanding common shares with excess operating cash flow on the open market at a cost of $401 million ($65.40 per share) during the first nine months of 2007 under our ongoing share repurchase program. Please refer to the description of our share repurchase program under the caption Highlights in this report. We intend to continue the repurchase of our common shares when financial markets are favorable.

Shareholders’ equity was $3.26 billion at September 30, 2007. This compares with $3.46 billion at December 31, 2006 and $3.36 billion at September 30, 2006. Since year end, shareholder’s equity was reduced by the $401 million in share purchases noted above in the preceding nine months and by $168 million of unrealized losses in the fixed maturity portfolio after tax during the same period as a result of rising long-term interest rates.

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

Selected Financial Data

	At September 30, 2007		At December 31, 2006		At September 30, 2006
	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*
Fixed maturities (millions)	$9,131	$(44)	$9,127	$229	$9,170	$252
Deferred acquisition costs (millions) **	3,113	5	2,956	(11)	2,915	(13)
Total assets (millions)	15,154	(39)	14,980	219	14,935	240
Short-term debt (millions)	204	0	170	0	236	0
Long-term debt (millions)	722	0	721	0	870	0
Shareholders’ equity (millions)	3,264	(26)	3,459	142	3,365	156

Book value per diluted share	34.91	(0.27)	34.68	1.43	33.66	1.55
Debt to capitalization ***	22.1%	0.1%	20.5%	(0.7)%	24.7%	(0.9)%

Diluted shares outstanding (thousands)	93,505		99,755		99,946
Actual shares outstanding (thousands)	92,175		98,115		98,267

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item.
**	Includes the value of insurance purchased.
***	Torchmark's debt covenants require that the effect of SFAS 115 be removed to determine this ratio.

Interest coverage was 12.6 times in the 2007 nine months compared with 11.3 times in the prior period.

Pension assets. The following chart presents assets at fair value for our defined-benefit pension plans at September 30, 2007 and the prior-year end.

Pension Assets by Component

(Dollar amounts in thousands)

	September 30, 2007		December 31, 2006
	Amount	%	Amount	%
Corporate debt	$48,736	25.2	$48,720	24.6
Other fixed maturities	885	0.5	962	0.5
Equity securities	118,012	60.9	143,233	72.4
Short-term investments	25,270	13.0	2,565	1.3
Other	732	0.4	2,314	1.2

Total	$193,635	100.0	$197,794	100.0

The liability for the funded defined-benefit pension plan was $193 million at December 31, 2006. As disclosed in Note C – Postretirement Benefit Plans, contributions in the amount of $12 million have been made to the pension plan as of September 30, 2007, with no further contributions planned. Additionally, we intend to set aside an amount equal to the SERP obligation (approximately $17 million) later in 2007.

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

There have been no quantitative or qualitative changes with respect to market risk exposure during the nine months ended September 30, 2007.

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

As of the end of the fiscal quarter completed September 30, 2007, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended September 30, 2007, there have not been any significant changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

On March 30, 2007, the Barbour County Circuit Court issued an order denying Liberty’s petition for clarification and/or modification of Robertson, holding that Liberty’s policies did not state that they will pay “actual charges” accepted by providers. On April 8, 2007, the Court issued an order granting a motion to intervene and establishing a subclass in Robertson comprised of Liberty cancer policyholders who are now or have within the past six years, undergone cancer treatment and filed benefit claims under the policies in question. Liberty filed a motion with the Barbour County Circuit Court to certify for an interlocutory appeal that Court’s order on Liberty’s petition for clarification in Robertson on April 17, 2007. An appellate mediation of these issues was conducted on August 9, 2007. On October 16, 2007, the Alabama Supreme Court entered orders, based upon the conclusion by the parties of the appellate mediation, staying the proceedings for a writ of mandamus, reinstating the cases on the appellate docket, and remanding the cases to the Barbour County Circuit Court to implement the parties’ settlement agreement.

Item 1A.	Risk Factors

Torchmark has had no material changes to its risk factors.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2007	1,051,800	$65.24	1,051,800
August 1-31, 2007	320,900	60.51	320,900
September 1-30, 2007	272,764	60.05	272,764

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

TORCHMARK CORPORATION

Date: November 8, 2007	/s/ Mark S. McAndrew
Mark S. McAndrew
Chairman and Chief Executive Officer

Date: November 8, 2007	/s/ Gary L. Coleman
Gary L. Coleman, Executive Vice
President and Chief Financial Officer