Form 10-K
period 2007-12-31
TORCHMARK CORP
filed 2008-02-29
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☒

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6,284,476,586 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2008
Common Stock, $1.00 par value per share	90,969,385 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2008 (Proxy Statement)	Part III

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

The following table presents Torchmark’s business by primary marketing distribution method.

Primary Distribution Method	Company	Products and Target Markets	Distribution

Direct Response	Globe Life And Accident Insurance Company Oklahoma City, Oklahoma	Individual life and supplemental health insurance including juvenile and senior life coverage, Medicare Supplement, and Medicare Part D marketed to middle-income Americans.	Direct response, mail, television, magazine; nationwide.

Liberty National Exclusive Agency	Liberty National Life Insurance Company Birmingham, Alabama	Individual life and supplemental health insurance marketed to middle-income families.	2,060 producing agents; 130 district offices primarily in the Southeastern U.S.

American Income Exclusive Agency	American Income Life Insurance Company Waco, Texas	Individual life and supplemental health insurance marketed to union and credit union members.	2,545 producing agents in the U.S., Canada, and New Zealand.

United American Independent Agency and Branch Office Agency	United American Insurance Company McKinney, Texas	Limited-benefit supplemental health coverage to people under age 65, Medicare Supplement and Medicare Part D coverage to Medicare beneficiaries and, to a lesser extent, life insurance.	3,439 independent producing agents in the U.S. and Canada; 2,979 exclusive producing agents in 155 branch offices.

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

	(Amounts in thousands)

	Annualized Premium in Force
	2007	2006	2005
Whole life:
Traditional	$975,475	$934,553	$911,444
Interest-sensitive	118,701	123,802	128,409
Term	525,279	506,921	492,409
Other	53,410	50,211	45,373

	$1,672,865	$1,615,487	$1,577,635

The distribution methods for life insurance products include sales by direct response, exclusive agents and independent agents. These methods are described in more depth in the Distribution Method chart earlier in this report. The following table presents life annualized premium in force by distribution method.

	(Amounts in thousands)

	Annualized Premium in Force
	2007	2006	2005
Direct response	$530,137	$496,772	$472,733
Exclusive Agents:
American Income	469,486	430,598	403,333
Liberty National	304,584	311,975	318,435
United American	18,140	16,710	17,315
Independent Agents:
United American	34,758	39,613	44,819
Other	315,760	319,819	321,000

	$1,672,865	$1,615,487	$1,577,635

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

Health plans are offered through the Company’s exclusive and independent agents and direct response, with the United American agencies being the leading writers in the three-year period ended December 31, 2007, selling predominantly hospital/surgical plans. As shown in the charts below, net sales of limited-benefit plans exceeded net sales of Medicare Supplements in all years of the three-year-period ended December 31, 2007, but Medicare Supplement premium in force exceeded that of limited-benefit plans during 2006 and 2005. At December 31, 2007, limited-benefit health premium in force exceeded Medicare Supplement for the first time since Torchmark’s formation. These data reflect the change in product mix being sold from predominantly Medicare Supplements in prior years to predominantly limited-benefit plans in the more current periods.

The following table presents health insurance net sales information for the three years ended December 31, 2007 by product category. Net sales for Medicare Part D represent only new first-time enrollees.

	(Amounts in thousands) Net Sales
	2007		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Limited-benefit plans	$207,467	75	$209,258	40	$146,193	79
Medicare Supplement	31,902	11	33,980	7	39,328	21
Medicare Part D	37,913	14	278,023	53	-0-	-0-

Total Health	$277,282	100	$521,261	100	$185,521	100

The following table presents supplemental health annualized premium information for the three years ended December 31, 2007 by product category.

	(Amounts in thousands) Annualized Premium in Force
	2007		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Limited-benefit plans	$519,994	42	$508,112	39	$434,742	42
Medicare Supplement	518,205	42	550,750	43	591,668	58
Medicare Part D	195,685	16	234,219	18	-0-	-0-

Total Health	$1,233,884	100	$1,293,081	100	$1,026,410	100

The number of health policies in force (excluding Medicare Part D) was 1.56 million, 1.60 million, and 1.60 million at December 31, 2007, 2006, and 2005, respectively. Medicare Part D enrollees at December 31, 2006 were approximately 189 thousand to begin the 2007 plan year, but are expected to decline slightly for the 2008 plan year.

The following table presents supplemental health annualized premium in force for the three years ended December 31, 2007 by marketing (distribution) method.

	(Amounts in thousands)

	Annualized Premium in Force
	2007	2006	2005
Direct response	$44,708	$41,996	$39,446
Exclusive agents:
United American	395,773	385,505	337,175
Liberty National	140,802	148,817	145,341
American Income	67,976	63,810	60,747
Independent agents:
United American	388,940	418,734	443,701

	1,038,199	1,058,862	1,026,410
Medicare Part D	195,685	234,219	-0-

	$1,233,884	$1,293,081	$1,026,410

Annuities

Annuity products offered include single-premium deferred annuities, flexible-premium deferred annuities, and variable annuities. In recent years Torchmark has deemphasized the marketing of annuity products. Annuities in 2007 comprise less than 1% of premium income and less than 2% of insurance underwriting margin.

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

Underwriting

The underwriting standards of each Torchmark insurance subsidiary are established by management. Each subsidiary uses information from the application and, in some cases, telephone interviews with applicants, inspection reports, doctors’ statements and/or medical examinations to determine whether a policy should be issued in accordance with the application, with a different rating, with a rider, with reduced coverage or rejected.

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

Investments

The nature, quality, and percentage mix of insurance company investments are regulated by state laws. The investments of Torchmark insurance subsidiaries consist predominantly of high-quality, investment-grade securities. Fixed maturities represented 94% of total investments at December 31, 2007. (See Note 3—Investments in the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis.)

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

Risk Based Capital. The NAIC requires a risk based capital formula be applied to all life and health insurers. The risk based capital formula is a threshold formula rather than a target capital formula. It is designed only to identify companies that require regulatory attention and is not to be used to rate or rank companies that are adequately capitalized. All Torchmark insurance subsidiaries are more than adequately capitalized under the risk based capital formula.

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

Holding Company.    States have enacted legislation requiring registration and periodic reporting by insurance companies domiciled within their respective jurisdictions that control or are controlled by other corporations so as to constitute a holding company system. At December 31, 2007, Torchmark and its subsidiaries have registered as a holding company system pursuant to such legislation in Alabama, Indiana, Missouri, Nebraska, and New York.

Insurance holding company system statutes and regulations impose various limitations on investments in subsidiaries, and may require prior regulatory approval for material transactions between insurers and affiliates and for the payment of certain dividends and other distributions.

Personnel

At the end of 2007, Torchmark had 2,354 employees and 1,242 licensed employees under sales contracts.

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

Health Insurance marketplace risk:

Congress could make changes to the Medicare program which could impact Torchmark’s Medicare Supplement and Medicare Part D prescription drug insurance business.    Medicare Supplement insurance constitutes a significant portion of Torchmark’s in force health insurance business. Because of increasing medical cost inflation and concerns about the solvency of the Medicare program, it is possible that changes will be made to the Medicare program by Congress in the future. These changes could have either a positive or negative effect on that business. In 2006, Congress first provided prescription drug coverage (Medicare Part D) to Medicare beneficiaries. Changes are likely to be made to the program over the next several years as the acceptance and costs of the program become clear. Some of these changes might adversely affect Torchmark’s ability to profit from its Medicare Part D sales or the level of risk involved.

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

Torchmark’s health business is at risk in the event of government-sponsored under-age-65 health insurance.    Currently, Torchmark’s leading health sales are from limited benefit products sold to people under age 65. These products are in demand when buyers are either self employed or their employers offer limited or no health insurance to employees. If in the future the government offers comprehensive health care to people under age 65, demand for this product would likely decline. However, any government plan might provide beneficial opportunities if the plan includes the insurance industry as providers. Given the high cost and political challenges of such a program, Torchmark believes this is a low-level risk in the foreseeable future.

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

A ratings downgrade could negatively affect Torchmark’s ability to compete.    Ratings are a factor in Torchmark’s competitive position. Rating organizations periodically review the financial performance and condition of insurers, including the Company’s insurance subsidiaries. While ratings are less important in the middle-income market than in markets focused on higher incomes or the group market, a downgrade in the ratings of Torchmark’s insurance subsidiaries could slightly affect the ability of the subsidiaries to market their products.

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

Significant decreases in interest rates could result in calls by issuers of investments, where such features are available to issuers. These calls could result in a decline in the Company’s investment income as reinvestment of the proceeds would likely be at lower rates.

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

Litigation risk:

Litigation could result in substantial judgments against the Company or its subsidiaries.    A number of civil jury verdicts have been returned against insurers in the jurisdictions in which Torchmark does business involving the insurers’ sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. These lawsuits have resulted in the award of substantial judgments against insurers that are disproportionate to the actual damages, including material amounts of punitive damages. In some states, including Alabama and Mississippi, juries have substantial discretion in awarding punitive damages. This discretion creates the potential for unpredictable material adverse judgments in any given punitive damages suit. Torchmark, like other insurers, is involved in this type of litigation from time to time in the ordinary course of business. The outcome of any such litigation cannot be predicted with certainty.

Natural disaster risk:

Torchmark’s business is subject to risk of a catastrophic event.    The marketplaces of Torchmark’s major subsidiaries are national in scope. Because the Company’s insurance policies in force are relatively low-face amounts issued to large numbers of policyholders throughout the country, the likelihood that a large portion of the Company’s policyholder base would be affected by a natural disaster is not likely. As a result, it is unlikely that even a major natural disaster covering hundreds of miles would disrupt the marketing and premium collection in more than a small portion of Torchmark’s markets. In addition, the administration of the four leading subsidiaries is conducted in three distant locations that allow the company to take advantage of those distances to plan back-up administrative support for any one of the subsidiaries in the event of disaster. The Company also has outside contracts for off-site backup information systems and record keeping in the event of a disaster.

Item 1B.    Unresolved Staff Comments

As of December 31, 2007, Torchmark had no unresolved staff comments.

Item 2.    Properties

Torchmark, through its subsidiaries, owns or leases buildings that are used in the normal course of business. United American, through a joint venture with Torchmark, owns and occupies a 140,000 square foot facility located in McKinney, Texas (a north Dallas suburb). To facilitate the consolidation of Torchmark’s operations, we have constructed a 150,000 square foot addition to this building, which was substantially completed in December, 2007 and is now being occupied by United American.

Liberty owns a 487,000 square foot building in Birmingham, Alabama which currently serves as Liberty’s and United Investors’ home office. Approximately 134,000 square feet of this building is leased or available for lease to unrelated tenants by Liberty. Liberty also operates from 9 company-owned district offices used for agency sales personnel. Liberty is currently in the process of selling its remaining company-owned office buildings, opting instead to operate from leased facilities. A total of 21 buildings were sold in each of the years 2007 and 2006.

Globe owns a 300,000 square foot office building in Oklahoma City, Oklahoma of which Globe occupies 56,000 square feet as its home office and the remaining space is either leased or available for lease. Globe also owns an 80,000 square foot office building in Oklahoma City. Further, a Globe subsidiary owns a 112,000 square foot facility located in Oklahoma City which houses the Globe direct response operation.

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

As previously reported in Forms 10-K and 10-Q, Liberty and Torchmark were parties to purported class action litigation filed in the Circuit Court of Choctaw County, Alabama on behalf of all persons who currently or in the past were insured under Liberty cancer policies which were no longer being marketed, regardless of whether the policies remained in force or lapsed (Roberts v. Liberty National Life Insurance Company, Case No. CV-2002-009-B). These cases were based on allegations of breach of contract in the implementation of premium rate increases, misrepresentation regarding the premium rate increases, fraud and suppression concerning the closed block of business and unjust enrichment. On December 30, 2003, the Alabama Supreme Court issued an opinion granting Liberty’s and Torchmark’s petition for a writ of mandamus, concluding that the Choctaw Circuit Court did not have subject matter jurisdiction and ordering that Circuit Court to dismiss the action. The plaintiffs then filed their purported class action litigation against Liberty and Torchmark in the Circuit Court of Barbour County, Alabama on December 30, 2003 (Roberts v. Liberty National Life Insurance Company, Civil Action No. CV-03-0137).

On April 16, 2004 the parties filed a written Stipulation of Agreement of Compromise and Settlement with the Barbour County, Alabama Circuit Court seeking potential settlement of the Roberts case. A fairness hearing on the potential settlement was held by the Barbour County Circuit Court with briefs received on certain issues, materials relating to objections to the proposed settlement submitted to the Court-appointed independent special master, objectors to the potential settlement heard and a report of the Court-appointed independent actuary received on certain issues thereafter.

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

On March 30, 2007, the Barbour County Circuit Court issued an order denying Liberty’s petition for clarification and/or modification of Robertson, holding that Liberty’s policies did not state that they will pay “actual charges” accepted by providers. On April 8, 2007, the Court issued an order granting a motion to intervene and establishing a subclass in Robertson comprised of Liberty cancer policyholders who are now or have within the past six years, undergone cancer treatment and filed benefit claims under the policies in question. Liberty filed a motion with the Barbour County Circuit Court to certify for an interlocutory appeal that Court’s order on Liberty’s petition for clarification in Robertson on April 17, 2007. An appellate mediation of these issues was conducted on August 9, 2007. On October 16, 2007, the Alabama Supreme Court entered orders, based upon the conclusion by the parties of the appellate mediation, staying the proceedings for a writ of mandamus, reinstating the cases on the appellate docket, and remanding the cases to the Barbour County Circuit Court to implement the parties’ settlement agreement. A fairness hearing on the proposed settlement agreement was held by the Barbour County Circuit Court on January 15, 2008.

United American has been named as a defendant in previously-reported purported class action litigation filed on September 16, 2004, in the Circuit Court of Saline County, Arkansas on behalf of the Arkansas purchasers of association group health insurance policies or certificates issued by United American through Heartland Alliance of America Association and Farm & Ranch Healthcare, Inc. (Smith and Ivie v. Collingsworth, et al., CV2004-742-2). The plaintiffs assert claims for fraudulent concealment, breach of contract, common law liability for non-disclosure, breach of fiduciary duties, civil conspiracy, unjust enrichment, violation of the Arkansas Deceptive Trade Practices Act, and violation of Arkansas law and the rules and regulations of the Arkansas Insurance Department. Declaratory, injunctive and equitable relief, as well as actual and punitive damages are sought by the plaintiffs.

On September 7, 2005, the plaintiffs amended their complaint to assert a nation wide class, defined as all United American insureds who simultaneously purchased both an individual Hospital and Surgical

Expense health insurance policy and an individual supplemental term life insurance policy from Farm & Ranch through Heartland. Defendants removed this litigation to the United States District Court for the Western District of Arkansas (No. 4:05-cv-1382) but that Court remanded the litigation back to state court on plaintiffs’ motion. Discovery is proceeding.

As previously reported, United American was named as a defendant in purported class action litigation filed on January 7, 2005, in the District Court of Starr County, Texas on behalf of the purchasers of association group health insurance policies or certificates issued by United American through Heartland Alliance of America and Farm & Ranch Healthcare, Inc. (Rodriguez v. Burdine, et al, DC-05-8). The plaintiffs asserted claims of civil conspiracy, conversion and theft, violations of the Texas Insurance and Administrative Codes, breach of fiduciary duties, fraud and gross negligence and breach of contract as well as filing a members representative action on behalf of all the members of the Heartland Association. The plaintiffs alleged excessive and unauthorized association dues payments that the defendants have collected from policyholders. A declaratory judgment, monetary damages, imposition of a constructive trust, equitable forfeiture and attorney’s fees were sought by the plaintiffs. A class certification hearing was held August 31, 2006, at which time the Court considered and approved a proposed settlement agreement between the parties. A fairness hearing was conducted on October 5, 2006 and the judgment and related orders were entered without issues. The final settlement was concluded on November 9, 2006.

On February 17, 2005, named defendant Martha Burdine filed an amended answer and a complaint (the cross complaint) against various other defendants including United American (the cross defendants) on behalf of a purported class of former agents and managers of those cross defendants (the cross plaintiffs). These cross plaintiffs asserted a pattern of contract breaches and misconduct by the cross defendants including claims for breach of contract, intentional and negligent misrepresentation, fraud, negligence, breach of duties of trustees, trespass to chattels, conversion, intentional interference with a business relationship and intentional interference with a valid business expectancy. The cross plaintiffs sought actual, punitive and exemplary damages, attorneys’ fees and costs and other legal and equitable relief. Upon the conclusion of the Rodriguez settlement, only the cross claims filed by Martha Burdine remained outstanding. The parties agreed to dismiss these cross claims with prejudice on August 29, 2007.

On July 26, 2007, previously-reported purported class action litigation for a class comprised only of Texas citizens was filed against United American in the state District Court of Falls County, Texas (Neuman v. United American Insurance Company, Case No. 36593). Plaintiffs assert that the UA Partners program is a fraudulent scheme presented by United American to prospective insureds when they apply for insurance as a discount product and service program and the fee for this program is built into the insurance premium. They allege that United American has been unjustly enriched as a result of the UA Partners program and initially had sued for money had and received and attorneys fees. On January 28, 2008, plaintiffs amended their complaint to allege breach of contract and unfair business practices prohibited by the Texas Insurance Code in connection with the UA Partners program and now seek actual and additional statutory damages.

On January 18, 2008, purported class action litigation was filed against Liberty in the U.S. District Court for the Southern District of Florida (Joseph v. Liberty National Life Insurance Company, Case No. 08-20117 CIV – Martinez) on behalf of all black Haitian-Americans who reside in Florida (including both naturalized and alien persons) and who have or have had an ownership interest in life insurance policies sold by Liberty where it is alleged that Liberty issued and administered such policies on a discriminatory basis because of their race and Haitian ancestry, ethnicity or national origin. The plaintiffs allege an intentional plan on behalf of Liberty to discriminate against the black Haitian-American community in the formation, performance and termination of life insurance contracts in violation of 42 U.S.C. §1981 and §1982 by target marketing and underwriting inquiries regarding whether the applicant for insurance was Haitian, had traveled to Haiti in the past or planned to do so at any time in the future and, based upon such information, either denying the application or issuing a substandard policy or in some instances it is alleged, refusing to pay death benefits on issued policies. The plaintiffs seek unspecified compensatory damages in excess of $75,000, punitive damages, injunctive relief, attorneys’ fees and other relief.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2007.

PART II

Item 5.    Market for Registrant’s Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The principal market in which Torchmark’s common stock is traded is the New York Stock Exchange. There were 5,106 shareholders of record on December 31, 2007, excluding shareholder accounts held in nominee form. The market prices and cash dividends paid by calendar quarter for the past two years are as follows:

		2007 Market Price		Dividends Per Share
Quarter		High	Low
1		$66.87	$62.83	$.13
2		70.32	64.48	.13
3		68.14	59.39	.13
4		65.16	58.78	.13
Year-end closing price	$60.53

		2006 Market Price		Dividends Per Share
Quarter		High	Low
1		$57.79	$54.25	$.11
2		61.01	56.43	.11
3		63.42	59.75	.13
4		64.23	61.68	.13
Year-end closing price	$63.76

(c)	Purchases of Certain Equity Securities by the Issuer and Others for the Fourth Quarter 2007

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2007	32,002	$64.45	32,002
November 1-30, 2007	5,000	60.18	5,000
December 1-31, 2007	28,779	61.20	28,779

On July 26, 2007, Torchmark’s Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be purchased.

e)	Performance Graph

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

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

Item 6.    Selected Financial Data

The following information should be read in conjunction with Torchmark’s Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:

(Amounts in thousands except per share and percentage data)

Year ended December 31,	2007	2006	2005	2004	2003
Premium revenue:
Life	$1,569,964	$1,524,267	$1,468,288	$1,395,490	$1,310,373
Health	1,236,797	1,237,532	1,014,857	1,048,666	1,034,031
Other	20,470	22,914	24,929	27,744	31,379
Total	2,827,231	2,784,713	2,508,074	2,471,900	2,375,783
Net investment income	648,826	628,746	603,068	577,035	557,670
Realized investment gains (losses)	2,734	(10,767)	280	22,216	(3,274)
Total revenue	3,486,697	3,421,178	3,125,910	3,071,542	2,930,998
Net income before cumulative effect of change in accounting principle	527,535	518,631	495,390	475,718	430,141
Net income	527,535	518,631	495,390	468,555	430,141
Per common share:
Basic earnings:
Net income before cumulative effect of change in accounting principle	5.59	5.20	4.73	4.32	3.75
Net income	5.59	5.20	4.73	4.26	3.75
Diluted earnings:
Net income before cumulative effect of change in accounting principle	5.50	5.13	4.68	4.25	3.73
Net income	5.50	5.13	4.68	4.19	3.73
Cash dividends declared	0.52	0.50	0.44	0.44	0.40
Cash dividends paid	0.52	0.48	0.44	0.44	0.38
Basic average shares outstanding	94,317	99,733	104,735	110,106	114,837
Diluted average shares outstanding	95,846	101,112	105,751	111,908	115,377

As of December 31,	2007	2006	2005	2004	2003
Cash and invested assets	$9,792,297	$9,719,988	$9,410,695	$9,243,090	$8,702,398
Total assets	15,241,428	14,980,355	14,768,903	14,252,184	13,465,525
Short-term debt	202,058	169,736	381,505	170,354	182,448
Long-term debt(1)	721,723	721,248	507,902	694,685	698,042
Shareholders’ equity	3,324,627	3,459,193	3,432,768	3,419,844	3,240,099
Per diluted share	35.60	34.68	32.91	31.07	28.45
Effect of SFAS 115 on diluted equity per share(2)	(0.66)	1.43	2.50	3.62	3.39
Annualized premium in force:
Life	1,672,865	1,615,487	1,577,635	1,523,335	1,449,290
Health	1,233,884	1,293,081	1,026,410	1,056,451	1,064,428
Total	2,906,749	2,908,568	2,604,045	2,579,786	2,513,718
Basic shares outstanding	92,175	98,115	103,569	107,944	112,715
Diluted shares outstanding	93,383	99,755	104,303	110,075	113,887
(1)

Includes 7 3/4% Junior Subordinated Debentures reported as “Due to affiliates” on the Consolidated Balance Sheets at each year end 2003 through 2005 in the amount of $154.6 million. Also included at year end 2006 and 2007 are Torchmark’s 7.1% Junior Subordinated Debentures in the amount of $123.7 million, which are also reported as “Due to affiliates” on the Consolidated Balance Sheet.

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

Net investment income

Less:

    Interest credited to net policy liabilities

    Financing costs

The tables in Note 13—Business Segments reconcile Torchmark’s revenues and expenses by segment to its major income statement line items for each of the years in the three-year period ending December 31, 2007. Additionally, this Note provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles to net income. That summary is reproduced below from the Consolidated Financial Statements to present our overall operations in the manner that we use to manage the business.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	2007	2006	2005	2007 Change	%	2006 Change	%
Life insurance underwriting margin	$417,038	$397,444	$381,648	$19,594	5	$15,796	4
Health insurance underwriting margin	208,254	206,694	177,179	1,560	1	29,515	17
Annuity underwriting margin	9,337	11,915	12,580	(2,578)	(22)	(665)	(5)
Other insurance:
Other income	4,313	4,024	2,366	289	7	1,658	70
Administrative expense	(154,552)	(155,331)	(147,681)	779	(1)	(7,650)	5
Excess investment income	323,762	318,763	324,238	4,999	2	(5,475)	(2)
Corporate and adjustments	(17,921)	(14,437)	(9,660)	(3,484)	24	(4,777)	49

Pre-tax total	790,231	769,072	740,670	21,159	3	28,402	4
Applicable taxes	(268,118)	(264,716)	(255,165)	(3,402)	1	(9,551)	4

After-tax total	522,113	504,356	485,505	17,757	4	18,851	4
Remove benefit from interest-rate swaps (after tax) from Investment Segment	-0-	(319)	(4,805)	319		4,486
Realized gains (losses) (after tax)*	1,777	(7,254)	25	9,031		(7,279)
Gain on sale of agency buildings, net of tax	2,768	2,816	-0-	(48)		2,816
Tax settlements (after tax)	1,149	11,607	15,989	(10,458)		(4,382)
Net proceeds (cost) from legal settlements (after tax)	(272)	7,425	(955)	(7,697)		8,380
Retiring executive option term extension (after tax)	-0-	-0-	(369)	-0-		369

Net income	$527,535	$518,631	$495,390	$8,904	2	$23,241	5

*	See the discussion of Realized Gains and Losses in this report.

Torchmark’s operations on a segment-by-segment basis are discussed in depth under the appropriate captions following in this report.

Summary of Operations:    Net income increased 2% or $9 million to $528 million in 2007, and 5% or $23 million to $519 million in 2006. The life insurance segment contributed $20 million to pretax growth in the 2007 margin, the largest contributor. Life insurance margin growth in 2007 resulted from both premium growth and favorable mortality. Also adding to 2007 pretax earnings growth was the investment segment, from which excess investment income rose $5 million or 2%. It had declined in both of the previous two years. Excess investment income in 2007 was positively affected by lower financing costs on our debt as a result of the refinancing of two debt issues in 2006. The primary contributor to growth in 2006 earnings was the health insurance segment, as we first offered Medicare Part D for coverage beginning January 1, 2006. Our Medicare Part D product accounted for $26 million of the $30 million growth in health margins. The life insurance segment also added $16 million to our $28 million growth in pretax earnings in 2006. Excess investment income declined in both 2006 and 2005, as it was compressed by a flattened yield curve and as significant amounts of cash have been used to repurchase Torchmark shares.

Total revenues rose 2% in 2007 to $3.49 billion. In 2006, total revenues increased 9% to $3.42 billion from $3.13 billion in 2005. Growth in life premium of $46 million and net investment income of $20 million accounted for the growth in 2007 revenues. The 2006 revenue increase was primarily the result of the $212 million of premium added from Medicare Part D. Growth in life premium and net investment income also contributed to 2006 revenue growth.

Life insurance premium has grown steadily in each of the three years ending December 31, 2007, rising 3% in 2007 to $1.6 billion and 4% in 2006. Margins as a percentage of premium have also increased slightly each year to 27% of premium in 2007 from 26% in 2005 and 2006. While premium and margin percentage growth have resulted in increases in the total life insurance segment’s contribution to pretax earnings, sales volumes have declined slightly each year. Life insurance segment results are discussed further under the caption Life Insurance.

Health premium was flat in 2007 compared with 2006 at $1.2 billion. However, it rose 22% or $223 million in 2006 from $1.0 billion in 2005, but $212 million of the growth came from Medicare Part D premium which was offered for the first time in 2006. Since the majority of the Country’s Part D enrollees selected a plan in 2006, we do not expect significant growth in our Part D business going forward. Medicare Supplement has historically accounted for the largest portion of our health premium. Over the past few years, however, increased competition in the Medicare Supplement business has continued to dampen health sales, and has resulted in declines in the premium from this product each year. At the same time, net sales of our under-age-65 limited-benefit health products have grown significantly over the past few years, as demand for these products continues to increase. As a result, premium from the limited-benefit health products are expected to overtake Medicare Supplement premium in 2008. See the discussion under Health Insurance for a more detailed discussion of health insurance results.

While we still offer annuities, we do not plan to emphasize annuity products, favoring life insurance instead. See the caption Annuities for further discussion.

As previously mentioned, the investment segment’s pretax profitability, or excess investment income, increased $5 million or 2% in 2007, after having declined 2% in each of the last two years. The investment segment’s 2007 income was positively affected by a decline in our interest expense on debt, due to the refinancing of the two funded debt issues noted below. However, growth in total investment income has been negatively affected by Torchmark’s share repurchase program (described later under this caption), which has diverted cash that could have otherwise been used to acquire investments. Management believes that the acquisition of Torchmark stock at favorable prices provides a superior return on available cash. Additionally, the lower long-term interest rates available for new investments during the past three years have caused our average portfolio yield to decline in each successive year, restricting growth in net investment income and excess investment income. At the same time, short-term rates have risen and stayed at higher levels during the three-year period, negatively affecting excess investment income. During 2005 and continuing through mid-2006, short-term rates rose with no meaningful change in long-term rates. The rising short-term rates caused short-term financing costs to increase and the income spread on Torchmark’s fixed-to-variable interest-rate swaps to narrow. Because of the diminished profitability of these swaps, all of the swaps were disposed of by June, 2006. See the analysis of excess investment income and investment activities under the caption Investments for a more detailed discussion.

During the second quarter of 2006, we issued two new debt securities in separate public offerings: (1) our 7.1% Trust Preferred Securities, redemption amount $120 million and (2) our 6 3/ 8% Senior Notes, par value $250 million. These offerings essentially provided funding for the repayment of two existing debt instruments in the fourth quarter of 2006: (1) the call of our 7¾% Trust Preferred Securities at a redemption price of $150 million and (2) the maturity of our 6¼% Senior Notes, par value $180 million. More information on these transactions can be found in Note 10—Debt in the Notes to Consolidated Financial Statements and in our discussion of Capital Resources in this report.

We had $2 million of after-tax realized investment gains in 2007, compared with after-tax realized investment losses of $7 million in 2006. There was an immaterial amount of after-tax realized investment gains in 2005. Realized investment gains and losses can vary significantly from period to period and may have a material positive or negative impact on net income. Under the caption Realized Gains and Losses in this report, we present a complete analysis and discussion of our realized gains and losses. Also, as explained in Note 13—Business Segments in the Notes to the Consolidated Financial Statements, we do not consider realized gains and losses to be a component of our core insurance operations or operating segments.

In each of the years 2005 through 2007, net income was affected by certain significant, unusual, and nonrecurring nonoperating items. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. A discussion of these items follows.

In 2005, we recorded an after-tax charge of $955 thousand ($1.5 million pretax) pertaining to litigation. This litigation involved net settlements after expenses primarily in three significant legal matters: our subsidiary Liberty’s race-distinct mortality/dual-pricing litigation, its class-action cancer case, and the

Waddell & Reed litigation. All of the settlements of these cases relate to litigation arising many years ago and are not relevant to current operations. Of this pre-tax amount, $13.5 million is recorded as “Other income” and $15 million is recorded as “Other operating expense” in the 2005 Consolidated Statement of Operations. For more information on these litigation items, see Note 14—Commitments and Contingencies in the Notes to Consolidated Financial Statements. Also in 2005, we recorded a $16 million settlement benefit from an Internal Revenue Service examination covering several years. This tax settlement reduced tax expense. More information on this tax settlement is provided in Note 8—Income Taxes in the Notes to the Consolidated Financial Statements. Additionally, a noncash after-tax charge of $369 thousand was recorded as a result of the extension in the term of a previously granted stock option for a senior officer upon retirement. The option extension expense was recorded as administrative expense in the 2005 Consolidated Statement of Operations.

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

Additionally in 2006, Liberty began a program to dispose of its agency office buildings, replacing them with rental facilities. In 2006, 21 buildings were sold for gross proceeds of $6.7 million and a pre-tax gain of $4.8 million. Because of the significant scale of this nonoperating item, we have removed $4.3 million ($2.8 million after tax) from our core results representing the gain from the sales.

Liberty’s program to dispose of its agency office buildings continued in 2007. As a result, 21 additional buildings were sold for proceeds of $6.4 million and a pre-tax gain of $4.3 million ($2.8 million after tax). Also in 2007, additional legal costs or settlements from litigation relating to prior periods were recorded. We received an additional $515 thousand ($334 thousand after tax) in settlement proceeds from the Worldcom litigation discussed above. We also incurred additional costs relating to Liberty National’s race-distinct pricing litigation that was settled in 2005 and was also discussed above. These costs were $933 thousand ($606 thousand after tax). Additionally, in 2007, we recorded a Federal income tax benefit of $1.1 million relating primarily to settlements of prior year examinations, presented as “Tax settlements” in the table above. This item reduced “Income Taxes” in the 2007 Consolidated Statement of Operations. See Note 8 for more information on this settlement.

We redomesticated two of our insurance subsidiaries, United American and Globe, to the state of Nebraska in 2007. This redomestication will benefit us going forward by reducing premium tax rates in these companies. We plan to redomesticate other subsidiaries to Nebraska in the future.

Torchmark has in place an ongoing share repurchase program which began in 1986 and was reaffirmed at its July 26, 2007 Board of Director’s meeting. With no specified authorization amount, we determine the amount of repurchases based on the amount of the Company’s excess cash flow, general market conditions, and other alternative uses. The majority of these purchases are made from excess operating cash flow when market prices are favorable. Additionally, when stock options are exercised, proceeds from these exercises and the tax benefit are used to repurchase additional shares on the open market to minimize dilution as a result of the option exercises. The following chart summarizes share purchase activity for each of the three years ended December 31, 2007.

Analysis of Share Purchases

(Amounts in thousands)

	2007		2006		2005
Purchases	Shares	Amount	Shares	Amount	Shares	Amount
Excess cash flow and borrowings	6,150	$402,116	5,575	$320,425	5,647	$300,134
Option proceeds*	766	49,675	415	24,436	4,655	254,812

Total	6,916	$451,791	5,990	$344,861	10,302	$554,946

*	In 2005, 4.5 million shares at a cost of $248 million related to the option restoration program more fully discussed under the caption Capital Resources.

Throughout the remainder of this discussion, share purchases refer only to those made from excess cash flow.

A discussion of each of Torchmark’s segments follows.

Life Insurance.    Life insurance is our largest insurance segment, with 2007 life premium representing 55% of total premium. Life underwriting income before other income and administrative expense represented 66% of the total in 2007. Additionally, investments supporting the reserves for life products result in the majority of excess investment income attributable to the investment segment.

Life insurance premium rose 3% to $1.57 billion in 2007 after having increased 4% in 2006 to $1.52 billion. Life insurance products are marketed through several distribution channels. Premium income by channel for each of the last three years is as follows.

LIFE INSURANCE

Premium by Distribution Method

(Dollar amounts in thousands)

	2007		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Direct Response	$484,176	31%	$457,159	30%	$424,037	29%
American Income Exclusive Agency	440,164	28	409,188	27	380,365	26
Liberty National Exclusive Agency	293,936	19	300,933	20	302,747	21
Other Agencies	351,688	22	356,987	23	361,139	24

	$1,569,964	100%	$1,524,267	100%	$1,468,288	100%

We use three statistical measures as indicators of premium growth and sales over the near term: “annualized premium in force,” “net sales,” and “first-year collected premium.” Annualized premium in force is defined as the premium income that would be received over the following twelve months at any given date on all active policies if those policies remain in force throughout the twelve-month period. Annualized premium in force is an indicator of potential growth in premium revenue. Net sales is annualized premium issued, net of cancellations in the first thirty days after issue, except in the case of Direct Response where net sales is annualized premium issued at the time the first full premium is paid after any introductory offer period has expired. We believe that net sales is a superior indicator of the rate of premium growth relative to annualized premium issued. First-year collected premium is defined as the premium collected during the reporting period for all policies in their first policy year. First-year collected premium takes lapses into account in the first year when lapses are more likely to occur, and thus is a useful indicator of how much new premium is expected to be added to premium income in the future.

Annualized life premium in force was $1.67 billion at December 31, 2007, an increase of 4% over $1.62 billion a year earlier. Annualized life premium in force was $1.58 billion at December 31, 2005.

The following table shows net sales information for each of the last three years by distribution method.

LIFE INSURANCE

Net Sales by Distribution Method

(Dollar amounts in thousands)

	2007		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Direct Response	$114,232	43%	$115,031	43%	$112,240	41%
American Income Exclusive Agency	92,306	35	86,369	33	84,270	31
Liberty National Exclusive Agency	36,981	14	41,369	16	47,088	17
Other Agencies	20,727	8	22,728	8	31,368	11

	$264,246	100%	$265,497	100%	$274,966	100%

The table below discloses first-year collected life premium by distribution channel.

LIFE INSURANCE

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	2007		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Direct Response	$76,043	38%	$77,385	37%	$76,746	35%
American Income Exclusive Agency	73,862	37	72,072	35	73,490	33
Liberty National Exclusive Agency	28,773	15	34,342	16	35,993	16
Other Agencies	18,980	10	25,269	12	35,704	16

	$197,658	100%	$209,068	100%	$221,933	100%

Direct Response is our leading writer of life insurance. The Direct Response operation consists of two primary components: direct mail and insert media. Direct mail targets primarily young middle-income households with children. The juvenile life insurance policy is a key product. Not only is the juvenile market an important source of sales, but it also is a vehicle to reach the parents and grandparents of the juvenile policyholders. Parents and grandparents of these juvenile policyholders are more likely to respond favorably to a Direct Response solicitation for life coverage on themselves than is the general adult population. Also, both the juvenile policyholders and their parents are low acquisition-cost targets for sales of additional coverage over time. At this time, we believe that the Direct Response unit is the largest U.S. writer of juvenile direct mail life insurance. We expect that sales to this demographic group will continue as one of Direct Response’s premier markets.

Insert media, which targets primarily the adult market, involves placing insurance solicitations as advertising inserts into a variety of media, such as coupon packets, newspapers, bank statements, and billings. This media was historically placed by Direct Marketing and Advertising Distributors, Inc. (DMAD), previously an unrelated entity with which we have had a business relationship for fifteen years. We acquired DMAD in January, 2007 for $47 million, and integrated their operations during 2007. This acquisition allows the Company to expand marketing opportunities through increased solicitation volume and also improve margins through cost savings in the insert media component. Over the period of our relationship with DMAD, the insert media component has grown to the point that it now represents over half of Direct Response net sales. However, in the last half of 2006, DMAD substantially reduced insert media solicitations resulting in declines in reported net sales in the first half of 2007. Net sales from insert media are generated four to seven months following the initial sales solicitation. We believe that the DMAD purchase will favorably impact Direct Response sales going forward.

The Direct Response operation accounted for 31% of our life insurance premium during 2007, the largest of any distribution group. Direct Response’s share of total life premium has risen steadily in each of the last three years as illustrated in the chart above. Life premium for this channel rose 6% in 2007 and 8% in 2006. Net sales declined 1% in 2007 to $114 million after having risen 2% in 2006 to $115 million. First-year collected premium declined 2% in 2007 to $76 million but grew 1% in 2006 to $77 million.

The American Income Exclusive Agency focuses primarily on members of labor unions, but also on credit unions and other associations for its life insurance sales. It is a high profit margin business characterized by lower policy obligation ratios. Life premium for this agency rose 8% to $440 million in 2007, after having increased 8% in 2006. Net sales increased 7% in 2007 to $92 million from $86 million in 2006. Net sales rose 2% in 2006. First-year collected premium rose 2% in 2007 to $74 million, after having decreased 2% in 2006. As in the case of all of Torchmark’s agency distribution systems, continued increases in product sales are largely dependent on increases in agent count. Growth in the agent count has contributed to the improvements in sales in this agency. Net sales, a lead indicator of new sales, rose in both years and first-year collected premium turned positive in 2007 after a decline in 2006. The American Income agent count was 2,545 at December 31, 2007 compared with 2,353 a year earlier, an increase of 8%. The agent count rose 16% in 2006 from 2,027 at year end 2005. This agency continues to recruit new agents focusing on an incentive program to reward growth in both the recruiting of new agents and in the production of new business. Additionally, the systematic, centralized internet recruiting program has enhanced the recruiting of new agents.

The Liberty National Exclusive Agency distribution system markets its life products to primarily middle-income customers in Southeastern states. Liberty’s life premium declined 2% in 2007 and 1% in 2006 compared with the respective prior year. Liberty’s life premium sales, in terms of net sales, were $37 million in 2007, representing a decrease of 11% in 2007. Net sales also decreased 12% in 2006. First-year collected premium declined 16% in 2007 to $29 million. First-year collected premium declined 5% in 2006.

Growth in the Liberty Agency’s sales and premium volume are highly dependent on building the size of its agency force. Liberty has implemented initiatives similar to those of American Income to recruit new agents, primarily through the use of the internet. The continued recruiting of new agents and the retention of productive agents are critical to growing the sales in controlled agency distribution systems. Liberty’s agent count rose 49% to 2,060 at December 31, 2007 from 1,381 a year earlier. This compared with a decline of 22% in 2006 and an increase of 9% in 2005. Most of the growth in the 2007 agent count occurred in the latter half of the year. As these new agents become trained and more seasoned, they should become more productive. Declines in net sales in both 2007 and 2006 were attributable primarily to the 2006 declines in agent count. In 2006, the Liberty National Agency began the reorganization of its marketing leadership and restructured its agent compensation system to provide greater reward to productive agents and to establish production minimums for agents. These changes led to terminations and resignations during 2006 of agents not meeting these production minimums. However, management believes that these changes will result in a more productive agency over the long term. Management also believes these changes are responsible for recent margin improvements. Increased sales from a larger and more productive agency force should lead to increased premium growth.

We also offer life insurance through Other Agencies consisting of the United Investors Agency, the Military Agency, the United American Independent and Branch Office Agencies, and other small miscellaneous sales agencies. The United Investors Agency is comprised of several independent agencies that concentrate on annuity business. United Investors represents approximately 5% of Torchmark’s life premium income. The Military Agency consists of a nationwide independent agency whose sales force is comprised primarily of former military officers who have historically sold primarily to commissioned and noncommissioned military officers and their families. This business consists of whole-life products with term insurance riders. Military premium represents 13% of life premium. The United American Independent and Branch Office Agencies combined represented approximately 3% of Torchmark’s total life premium. Life premium income for these two agencies has declined for the past three years because they focus on health insurance, with life sales being incidental.

LIFE INSURANCE

Summary of Results

(Dollar amounts in thousands)

	2007		2006		2005
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium and policy charges	$1,569,964	100%	$1,524,267	100%	$1,468,288	100%

Policy obligations	1,039,278	66	1,005,771	66	966,093	66
Required interest on reserves	(388,024)	(25)	(364,313)	(24)	(342,305)	(23)

Net policy obligations	651,254	41	641,458	42	623,788	43
Commissions and premium taxes	72,291	5	76,859	5	76,278	5
Amortization of acquisition costs	429,381	27	408,506	27	386,574	26

Total expense	1,152,926	73	1,126,823	74	1,086,640	74

Insurance underwriting margin before other income and administrative expenses	$417,038	27%	$397,444	26%	$381,648	26%

Gross margins, as indicated by insurance underwriting margin before other income and administrative expense, rose 5% in 2007 to $417 million after rising 4% in 2006 and 8% in 2005. As a percentage of life insurance premium, gross margins have increased slightly each year and were 27% in 2007. Improvements in life margins have resulted from several factors. Margin improvement in 2007 was primarily the result of premium growth, but favorable mortality was also a positive factor. This improvement in mortality is not expected to be a trend. In 2006, the previously-mentioned changes in Liberty’s agent compensation system contributed to increases in Liberty’s margins, as this new system has reduced acquisition costs at Liberty. Additionally, the proportion of American Income premium to total premium has grown each year, and that has caused life margins to increase because that agency’s margins are Torchmark’s highest, well exceeding 30% in all periods. Mortality improvement in the Military Agency was also a major factor in the 2006 improvement.

Health Insurance.    Health products sold by Torchmark insurance companies consist of supplemental plans that include limited-benefit hospital/surgical plans, cancer, and accident plans sold to people under age 65. We also sell Medicare Supplements to enrollees in the federal Medicare program, as well as providing coverage under the Medicare Part D prescription drug program beginning January 1, 2006. Because Medicare Part D is a significant new health product and there is no comparative prior year data in 2005, Medicare Part D business will be shown as a separate health component and will be discussed separately in the analysis of the health segment. Health premium represented 44% of Torchmark’s total premium income in 2007. Excluding Part D premium, health premium represented 39% in 2007, compared with 40% in both 2006 and 2005. Health underwriting margin, excluding Part D, accounted for 30% of the total in 2007, compared with 31% of the total in both 2006 and 2005. These declines in the health percentages are indicative of the growth in the premium and profitability of our life segment in relation to our health segment. The following table indicates health insurance premium income by distribution channel for each of the last three years.

HEALTH INSURANCE

Premium by Distribution Method

(Dollar amounts in thousands)

	2007		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$92,042		$102,163		$98,023
Medicare Supplement	296,368		316,527		343,650

	388,410	38%	418,690	41%	441,673	43%
United American Branch Office Agency
Limited-benefit plans	203,577		153,944		94,731
Medicare Supplement	183,377		200,591		228,036

	386,954	37	354,535	35	322,767	32
Liberty National Exclusive Agency
Limited-benefit plans	141,082		144,925		148,894
Medicare Supplement	84		99		126

	141,166	14	145,024	14	149,020	15
American Income Exclusive Agency
Limited-benefit plans	69,268		65,588		61,797
Medicare Supplement	1,403		1,587		1,826

	70,671	7	67,175	6	63,623	6
Direct Response
Limited-benefit plans	527		572		638
Medicare Supplement	41,811		39,154		37,136

	42,338	4	39,726	4	37,774	4
Total Premium (Before Part D)
Limited-benefit plans	506,496	49	467,192	46	404,083	40
Medicare Supplement	523,043	51	557,958	54	610,774	60

Total Premium (Before Part D)	1,029,539	100%	1,025,150	100%	1,014,857	100%

Medicare Part D*	214,589		212,382		-0-

Total Health Premium*	$1,244,128		$1,237,532		$1,014,857

*	Total Medicare Part D premium and health premium in 2007 exclude $7.3 million of risk-sharing premium paid to the Centers for Medicare and Medicaid Services consistent with the Medicare Part D contract. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.

We market supplemental health insurance products through a number of distribution channels with the two United American agencies being our market leaders. Over the past several years, we have placed greater emphasis on the sale of limited-benefit health insurance products rather than Medicare Supplement insurance as customer demand for the limited-benefit hospital/surgical plans has increased and price competition and lesser demand for Medicare Supplements has dampened sales of that product. While Medicare Supplement still remains our largest health product in terms of premium income, the premium from other limited-benefit health products have been growing rapidly. As shown in the chart above, Medicare Supplement premium represented 51% of total health premium (excluding Part D) in 2007, but has declined steadily as a percentage of total health premium in each successive year. Accordingly, limited-benefit health products have increased as a percentage of total health premium before Part D each year during the same period.

The following table presents net sales by distribution method for the last three years.

HEALTH INSURANCE

Net Sales by Distribution Method

(Dollar amounts in thousands)

	2007		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$33,917		$38,651		$42,753
Medicare Supplement	16,381		16,278		15,813

	50,298	21%	54,929	23%	58,566	32%
United American Branch Office Agency
Limited-benefit plans	151,924		146,711		78,137
Medicare Supplement	10,406		12,765		17,953

	162,330	68	159,476	65	96,090	52
Liberty National Exclusive Agency
Limited-benefit plans	9,842		11,588		13,218
Medicare Supplement	130		216		330

	9,972	4	11,804	5	13,548	7
American Income Exclusive Agency
Limited-benefit plans	11,307		11,685		11,347
Medicare Supplement	-0-		-0-		-0-

	11,307	5	11,685	5	11,347	6
Direct Response
Limited-benefit plans	477		623		738
Medicare Supplement	4,985		4,721		5,232

	5,462	2	5,344	2	5,970	3
Total Net Sales (Before Part D)
Limited-benefit plans	207,467	87	209,258	86	146,193	79
Medicare Supplement	31,902	13	33,980	14	39,328	21

Total Net Sales (Before Part D)	239,369	100%	243,238	100%	185,521	100%

Medicare Part D*	37,913		278,023		-0-

Total Health Net Sales	$277,282		$521,261		$185,521

*	Net sales for Medicare Part D represents only new first-time enrollees.

The following table discloses first-year collected health premium by distribution method.

HEALTH INSURANCE

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	2007		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$27,055		$31,817		$34,498
Medicare Supplement	12,992		15,084		16,834

	40,047	21%	46,901	26%	51,332	35%
United American Branch Office Agency
Limited-benefit plans	115,148		92,791		49,887
Medicare Supplement	10,238		14,131		17,129

	125,386	66	106,922	59	67,016	45
Liberty National Exclusive Agency
Limited-benefit plans	8,180		9,756		9,547
Medicare Supplement	161		248		332

	8,341	4	10,004	5	9,879	7
American Income Exclusive Agency
Limited-benefit plans	12,347		12,716		12,804
Medicare Supplement	-0-		-0-		-0-

	12,347	6	12,716	7	12,804	9
Direct Response
Limited-benefit plans	470		697		136
Medicare Supplement	4,499		4,397		5,714

	4,969	3	5,094	3	5,850	4
Total First-Year Collected Premium (Before Part D)
Limited-benefit plans	163,200	85	147,777	81	106,872	73
Medicare Supplement	27,890	15	33,860	19	40,009	27

Total (Before Part D)	191,090	100%	181,637	100%	146,881	100%

Medicare Part D*	53,269		212,382		-0-

Total First-Year Collected Premium	$244,359		$394,019		$146,881

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year. In 2006, all premium was first year.

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

The United American Branch Office is an exclusive agency, meaning the agents in its 155 offices nationwide sell only for us. In recent years, this agency has been successful in building sales of limited-benefit plans to replace the decline in Medicare Supplement sales. Net sales of limited-benefit plans in 2007 were $152 million, rising 4%. In 2006, net sales rose 88% to $147 million. As a result, total health sales at the UA Branch Office were $162 million, a 2% increase over 2006, including the decline in Medicare Supplement sales. However, in 2006, total net health sales for this Agency increased 66%, as a result of the growth in limited-benefit sales. Total health premium rose 9% in 2007 to $387 million, compared with a 10% increase in 2006 to $355 million, taking the decline in the Medicare Supplement in force block into account. After growing very rapidly over the past few years, the producing agent count in the UA Branch office declined 1% as of December 31, 2007 to 2,979 from 3,015. In 2006, the producing agent count rose 39%, after growing 29% a year earlier. As is the case with all of our captive agencies, growing the agency size translates into increased sales and premium growth.

The United American Independent Agency is composed of independent agencies appointed with Torchmark whose size range from very large, multi-state organizations down to one-person offices. All of these agents generally sell for a number of insurance companies, of which 3,439 were active producing agents for Torchmark at December 31, 2007. Health premium for the UA Independent Agency declined 7% to $388 million in 2007, after declining 5% in 2006. The declines in premium are due to the decreases in Medicare Supplement premium. This block of business continues to decline as sales have not compensated for lapses. This agency’s contribution to Torchmark’s total health sales and premium has declined in each of the past three years. Even though net sales of limited-benefit products declined in each of the last three years, each year’s new sales have added to premium in force, resulting in the increases in limited-benefit premium. In the recent past, most of this agency’s health sales came from one large independent agency. In 2005, that leading agency’s recruiting and training program experienced a disruption that resulted in a decline in producing agents. The disruption resulted in a 32% drop in 2005 net sales. Sales from this agency have not recovered.

Liberty National Exclusive Agency, predominately a life insurance distribution channel, is the third largest writer of Torchmark health business based on premium collected. Cancer supplemental plans are the type of limited-benefit health products primarily produced by this agency. Liberty is our only distribution channel for which cancer insurance is its primary health product. Liberty’s health premium declined 3% in 2007 to $141 million after a 3% drop in 2006. The declines in premium have resulted from the settlement of a class-action lawsuit in early 2005 concerning a closed block of cancer business over the timing and size of the premium rate increases on this block. This block represented approximately half of Liberty’s cancer business in 2005 and approximately 37% at year end 2007. Prior to 2005, significant rate increases to offset deteriorating margins on this block were a continuing factor causing growth in health premium, but increasing claims continued to reduce underwriting margins. The settlement provided for reduced benefits paid going forward and further required Liberty to reduce premiums and to maintain an 85% claims loss ratio over the remaining life of the business.

Net health sales in the Liberty agency for 2007 declined 16% to $10 million, compared with 2006 net health sales of $12 million. Net health sales were $14 million in 2005. One factor in the decline in health sales at Liberty has been the increased emphasis on selling the higher-margin life products. Another issue had been the decline in agent counts in recent periods, as a result of a change in the agent compensation system in 2006 to improve persistency and margins. However, as a result of recruiting and training initiatives, the agent count rose from 1,381 at year end 2006 to 2,060 at year end 2007, an increase of 49%.

American Income Exclusive Agency, also predominately a life insurance distribution channel, is our fourth largest health insurance distributor based on 2007 premium collected. Its health plans are comprised of various limited-benefit plans for which almost two thirds of the agency’s 2007 health premium was from accident policies. Sales of the health plans by this agency are generally made in conjunction with a life policy being sold to the same customer.

Health premium at this agency for 2007 increased 5% to $71 million, while 2006 premium of $67 million increased 6% over 2005. Net health sales were $11.3 million in 2007, compared with $11.7 million in 2006 and $11.3 million in 2005. Net health sales comprised only 11% of the American Income Agency’s total net sales in 2007.

Direct Response, primarily a life operation, also offers health insurance, which is predominantly Medicare Supplements sold directly to employer or union sponsored groups. In 2007, net health sales were $5 million, comprising only 5% of Direct Response’s total life and health net sales. These net sales rose 2% in 2007, but declined 10% in 2006. Health premium in 2007 for this group rose 7% to $42 million. Health premium in 2006 was $40 million, a 5% increase.

Medicare Part D.      Torchmark, through its subsidiary United American, began offering insurance coverage under the government’s Medicare Part D plan as of January 1, 2006. The Medicare Part D plan is a stand-alone prescription drug plan for Medicare beneficiaries. Part D is regulated and partially funded by the Centers for Medicare and Medicaid Services (CMS) for participating private insurers like United American, unlike the traditional Medicare program for hospital and doctor services, where CMS is the primary insurer and private Medicare Supplement insurers are secondary insurers. The program generally calls for CMS to pay approximately two thirds of the premium with the insured Medicare beneficiary paying one third of the premium. Total Medicare Part D premium was $215 million in 2007, compared with $212 million in 2006. Enrollment for all Part D coverages ends on December 31 of the previous year, except for enrollees who reach age 65 in the current year. At December, 2006, United American had approximately 189 thousand enrollees for the 2007 Part D plan. Although final enrollment has not been confirmed, we expect a decline in enrollees for the 2008 plan year. Our Medicare Part D product is sold primarily through the Direct Response operation, but is also sold by the two UA agencies. Part D net sales were $38 million in 2007 compared with $278 million in 2006, as we count only sales to new first-time enrollees in net sales. The majority of 2007 premium income was from previous enrollees.

We believe that the Medicare Part D program is an excellent addition to our health product offerings because of our experience with the senior-age market and with Medicare Supplements, the government assurances with regard to the risk-sharing agreements for participating insurers, the incremental income added to our health insurance margins, and the renewal of the business every year. Our experience with service to the senior-age market and use of our Direct Response marketing system required little new investment to enter this business. As previously mentioned, we view the Medicare Part D product separately from our other health products because of its significance and because there are no prior year comparisons with 2005.

We do not expect significant growth in the Part D product in the near future, as most Medicare beneficiaries enrolled in a plan in 2006. Additionally, as with any government-sponsored program, the possibility of regulatory changes could change the outlook for this market.

The following tables present underwriting margin data for health insurance for each of the last three years.

HEALTH INSURANCE

Summary of Results

(Dollar amounts in thousands)

	2007
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium**	$1,029,539	100%	$214,589	100%	$1,244,128	100%

Policy obligations**	671,158	65	171,274	80	842,432	68
Required interest on reserves	(28,065)	(3)	-0-	-0-	(28,065)	(3)

Net policy obligations	643,093	62	171,274	80	814,367	65

Commissions and premium taxes	70,362	7	13,891	7	84,253	7
Amortization of acquisition costs	131,998	13	5,256	2	137,254	11

Total expense	845,453	82	190,421	89	1,035,874	83

Insurance underwriting income before other income and administrative expenses	$184,086	18%	$24,168	11%	$208,254	17%

	2006
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium	$1,025,150	100%	$212,382	100%	$1,237,532	100%

Policy obligations	670,560	65	163,457	77	834,017	67
Required interest on reserves	(24,662)	(2)	-0-	-0-	(24,662)	(2)

Net policy obligations	645,898	63	163,457	77	809,355	65

Commissions and premium taxes	71,040	7	16,990	8	88,030	7
Amortization of acquisition costs	127,081	12	6,372	3	133,453	11

Total expense	844,019	82	186,819	88	1,030,838	83

Insurance underwriting income before other income and administrative expenses	$181,131	18%	$25,563	12%	$206,694	17%

	2005
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium	$1,014,857	100%			$1,014,857	100%

Policy obligations	668,205	66			668,205	66
Required interest on reserves	(20,879)	(2)			(20,879)	(2)

Net policy obligations	647,326	64			647,326	64

Commissions and premium taxes	74,484	7			74,484	7
Amortization of acquisition costs	115,868	12			115,868	12

Total expense	837,678	83			837,678	83

Insurance underwriting income before other income and administrative expenses	$177,179	17%			$177,179	17%

*	Health other than Medicare Part D.
**	Total Medicare Part D premium and health premium in 2007 exclude $7.3 million of risk-sharing premium paid to CMS consistent with the Medicare Part D contract. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.

Torchmark’s health insurance underwriting margin excluding Part D before other income and administrative expense increased 2% in 2007 to $184 million from $181 million. In 2006, margin also rose 2%. As a percentage of premium, underwriting margin increased from 17.7% in 2006 to 17.9% in 2007, after having risen from 17.5% in 2005. These increases were primarily the result of the reduced loss ratios in the previously-mentioned closed block of cancer business at Liberty and improvements in American Income’s loss ratios, especially in 2006. Liberty’s health margins increased $6 million or 20% in 2007, or 24% of health premium. They also rose $3 million to $29 million in 2006, representing 20% of premium. American Income’s margins rose $3 million to $24 million in 2006 and $2 million to $26 million in 2007, 36% of premium in both periods.

Annuities.    Fixed and variable annuity products are sold on a limited basis by our subsidiaries. Annuities represented 1% of Torchmark’s 2007 premium revenue and less than 2% of insurance underwriting margin. We no longer emphasize this segment.

ANNUITIES

Summary of Results

(Dollar amounts in thousands)

	2007	2006	2005
Policy charges	$20,470	$22,914	$24,929

Policy obligations	28,049	23,743	26,888
Required interest on reserves	(31,666)	(28,318)	(30,092)

Net policy obligations	(3,617)	(4,575)	(3,204)

Commissions and premium taxes	119	88	49
Amortization of acquisition costs	14,631	15,486	15,504

Total expense	11,133	10,999	12,349

Insurance underwriting margin before other income and administrative expenses	$9,337	$11,915	$12,580

Annuities generate earnings from periodic policy fees and charges based on the average account balances, reduced by net policy obligations and acquisition costs. For fixed annuities, net required interest on reserves is the required interest credited to the accounts and is offset by investment income.

For the three periods shown in the chart above, account balances declined, resulting in reductions in policy fees and charges. Accordingly, insurance underwriting margin for annuities (before other income and administrative expenses) declined in each period and was $9.3 million in 2007. As a percentage of policy charges, margins rose slightly in 2006 to 52% but fell to 46% in 2007. The 2007 decline in margins resulted from increased acquisition costs ratios due to the unlocking of deferred acquisition costs related to guaranteed minimum death benefit business. We expect higher amortization of acquisition costs going forward. In all three periods, investment income earned exceeded required interest credited to fixed accounts. A significant portion of annuity profitability is derived from the spread of investment income exceeding contractual interest requirements. This spread results in negative net policy obligations.

Administrative expenses.    Operating expenses are included in the Other and Corporate Segments and are classified into two categories: insurance administrative expenses and expenses of the parent company. The following table is an analysis of operating expenses for the three years ended December 31, 2007.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	2007		2006		2005
	Amount	% of Prem.	Amount	% of Prem.	Amount	% of Prem.
Insurance administrative expenses:
Salaries	$66,799	2.4%	$66,031	2.4%	$64,339	2.6%
Other employee costs	28,709	1.0	31,300	1.1	27,953	1.1
Other administrative expense	44,260	1.6	45,951	1.7	41,878	1.7
Legal expense	11,513	0.4	6,634	0.2	13,511	0.5
Medicare Part D direct administrative expense	3,271	0.1	5,415	0.2	-0-	-0-

Total insurance administrative expenses	154,552	5.5%	155,331	5.6%	147,681	5.9%

Parent company expense	9,815		7,862		9,660
Stock compensation expense	8,106		6,575		-0-
Expenses related to settlement of prior period litigation	933		-0-		14,950
Option term extension expense for retiring executive	-0-		-0-		568

Total operating expenses, per Consolidated Statements of Operations	$173,406		$169,768		$172,859

Insurance administrative expenses:
Increase (decrease) over prior year	(.5)%		5.2%		4.3%

Total operating expenses:
Increase (decrease) over prior year	2.1%		(1.8)%		14.3%

Insurance administrative expenses as a percentage of premium declined to 5.5% in 2007 from 5.6% in 2006 and 5.9% in 2005. The decline in the 2007 ratio occurred even though legal expense rose $4.9 million. A major factor in this increase was the affirmation of an earlier jury verdict in insurance claim litigation in the amount of $1.9 million. The increase in legal expense was offset by declines in employee costs other than salaries, and in a $2.1 million decline in Medicare Part D direct administrative expense. One factor in the decline in insurance administrative expense resulted from the previously-mentioned changes implemented in Liberty’s agent compensation system. These changes resulted in reductions in agent salaries and related employee costs of approximately $2.8 million in 2007 compared with the prior period. Management believes that these salary reductions could be replaced by higher deferred acquisition costs going forward, as the compensation system changes emphasize a commission-based agent compensation system rather than salaries. Commissions on new product sales are deferred and amortized over the premium-paying life of the business. The Medicare Part D administrative costs were lower in 2007 because open enrollment was still in effect in 2006 until May 15, causing us to incur additional administrative expense in that year. Open enrollment for the 2007 plan year was closed on December 31, 2006. The 2006 ratio of expense to premium also declined even after including the $5 million of Medicare Part D administrative expense for the first time in 2006. Decreased legal costs were a primary factor, as several ongoing issues were resolved in 2005 and 2006.

Parent company expense rose $2.0 million or 25% in 2007. Included in 2007 expense is a one-time charge in the amount of $1.6 million for expenses incurred related to an acquisition bid that was not successful.

As noted in the Summary of Operations in this discussion, we settled litigation in connection with Liberty’s race-distinct mortality dual/pricing litigation and its class-action cancer case in 2005. Settlement charges and expenses for both cases were recorded in 2005 in the amount of $15 million and additional expenses of $933 thousand were recorded in 2007. Both of these cases arose many years ago. As previously noted, we do not consider the costs of settling litigation applicable to prior periods to be related to current insurance operations. Stock compensation expense rose due to a higher fair value assigned to recent grants (primarily as a result of the increase in the Torchmark stock price), and due to restricted stock granted in late 2006 and mid-2007 for the first time in several years. As stated in Note 13—Business Segments in the Notes to Consolidated Financial Statements, management views stock compensation expense as a corporate expense, and therefore treats it as a Parent Company expense.

Investments.    The investment segment is responsible for the management of capital resources including investments, debt and cash flow. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note 13—Business Segments in the Notes to the Consolidated Financial Statements. It is defined as net investment income less both the interest credited to net policy liabilities and the interest cost associated with capital funding or “financing costs.” We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $3.6 billion of cash flow to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

Excess Investment Income. The following table summarizes Torchmark’s investment income and excess investment income.

Analysis of Excess Investment Income

(Dollar amounts in thousands except for per share data)

	2007	2006	2005
Net investment income	$648,826	$628,746	$603,068
Reclassification of interest amount due to deconsolidation*	(264)	(454)	(360)

Adjusted investment income (per segment analysis)	648,562	628,292	602,708
Interest credited to net insurance policy liabilities:
Interest on reserves	(447,755)	(417,293)	(393,276)
Interest on deferred acquisition costs	190,255	179,955	167,987

Net required	(257,500)	(237,338)	(225,289)
Financing costs	(67,300)	(72,191)	(53,181)

Excess investment income	$323,762	$318,763	$324,238

Excess investment income per diluted share	$3.38	$3.15	$3.07

Mean invested assets (at amortized cost)	$9,775,769	$9,324,024	$8,810,584
Average net insurance policy liabilities	4,828,161	4,496,561	4,303,655
Average debt and preferred securities (at amortized cost)	919,936	1,005,561	892,971

*	Deconsolidation of trusts liable for Trust Preferred Securities required by accounting rule FIN46R. See—Note 10—Debt in the Notes to Consolidated Financial Statements.

Excess investment income increased $5 million or 2% in 2007 over the prior year. Excess investment income declined 2% in both 2006 and 2005. On a per diluted share basis, 2007 excess investment income rose 7% to $3.38. Per share excess investment income increased 3% in 2006 and 4% in 2005.

The largest component of excess investment income is net investment income, which rose 3% to $649 million in 2007. It increased 4% to $628 million in 2006 from $603 million in 2005. As presented in the following chart, the growth in net investment income in both periods was not as great as the growth in mean invested assets.

	2007	2006	2005
Growth in net investment income	3.2%	4.2%	4.5%
Growth in mean invested assets (at amortized cost)	4.8	5.8	5.5

The lower growth in income is reflective of new investments made each year at long-term yields lower than the portfolio’s average yield, resulting from the lower rates available in financial markets in recent years. In 2007, we purchased $256 million of tax-exempt municipal securities. This was another factor in limiting the growth of net investment income relative to average assets, as the yields available on municipal bonds are lower, but produce significant tax savings. Also contributing to the lower growth in yields in recent years were calls on fixed maturity securities in the portfolio, as the yield on the reinvestment of the proceeds was below that of the called securities. Given the sizeable annual cash flow from our operations, we expect mean invested assets to continue to grow, but as long as rates available for new investments do not exceed our portfolio yield, the rate of growth of investment income will be under pressure. More detailed information about investment acquisitions follows under this caption.

Excess investment income is reduced by interest credited to net insurance policy liabilities and the interest paid on corporate debt. Information about interest credited to policy liabilities is shown in the following table.

Interest Credited to Net Insurance Policy Liabilities

(Dollar amounts in millions)

	Interest Credited	Average Net Insurance Policy Liabilities	Average Crediting Rate
2007
Life and Health	$223.3	$4,127.8	5.41%
Annuity	34.2	700.4	4.88

Total	257.5	4,828.2	5.33
Increase in 2007	8%	7%
2006
Life and Health	$206.3	$3,857.8	5.35%
Annuity	31.0	638.8	4.85

Total	237.3	4,496.6	5.28
Increase in 2006	5%	4%
2005
Life and Health	$193.0	$3,635.4	5.31%
Annuity	32.3	668.3	4.84

Total	225.3	4,303.7	5.23
Increase in 2005	6%	6%

The average interest crediting rate has risen in each of the last three years. In 2001, as part of our normal review of policy reserve assumptions, we increased the interest rate assumption 100 basis points (1%) on policies issued after January 1, 2001. As this group of policies becomes a larger proportion of our business, the average crediting rate will continue to increase. For more specific information on life and health crediting rates, please refer to Note 5—Future Policy Benefit Reserves in the Notes to Consolidated Financial Statements.

Excess investment income is also impacted by financing costs. Financing costs for the investment segment primarily consist of interest on our various debt instruments and are deducted from excess investment income. The table below reconciles interest expense per the Consolidated Statements of Operations to financing costs.

Reconciliation of Interest Expense to Financing Costs

(Amounts in thousands)

	2007	2006	2005
Interest expense per Consolidated Statements of Operations	$67,564	$73,136	$60,934
Reclassification of interest due to deconsolidation(1)	(264)	(454)	(360)
Benefit from interest-rate swaps(2)	-0-	(491)	(7,393)

Financing costs	$67,300	$72,191	$53,181

(1)	See Principals of Consolidation in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements. for an explanation of deconsolidation.
(2)	Included in the Consolidated Statements of Operations as a realized investment gain under the caption “Realized investment gains (losses)”. See Derivatives in Note 1.

The table below presents the components of financing costs.

Analysis of Financing Costs

(Amounts in thousands)

	2007	2006	2005
Interest on funded debt	$53,379	$63,585	$52,322
Interest on short-term debt	14,127	9,487	8,532
Other	58	64	80
Reclassification of interest due to deconsolidation	(264)	(454)	(360)

Subtotal of interest expense	67,300	72,682	60,574
Benefit from interest-rate swaps	-0-	(491)	(7,393)

Financing costs	$67,300	$72,191	$53,181

Financing costs declined $5 million or 7% in 2007. They increased 36% or $19 million in 2006. The primary factor in the 2007 decrease, as well as the 2006 increase in financing costs, was the refinancing in 2006 of two of our funded debt issues. Our 6¼% Senior Notes ($180 million principal amount) matured and our 7¾% Trust Preferred Securities ($150 million redemption value) were called in the fourth quarter of 2006. These repayments were essentially funded by the issuance of two new instruments in the second quarter of 2006, our 6 3/8% Senior Notes ($250 million principal amount) and our 7.1% Trust Preferred Securities ($120 million principal amount). Because the new issues were offered several months before the other securities were repaid, interest on funded debt increased $11 million. It should be noted, however, that we invested the proceeds of the new offerings and the investment income from those proceeds offset the increased financing costs, having little impact on excess investment income. Partially offsetting the decline in interest on funded debt in 2007 was an increase in interest on short-term debt. While higher short-term rates were a factor, the primary cause of the increase was a higher average balance of our commercial paper outstanding in 2007, which rose 43% to $238 million.

Increased short-term rates were also a factor in the 2006 increase in financing costs, impacting us in two ways. Most notable was the effect that rising short rates had on our interest rate swaps, which we originally entered into to exchange our fixed-interest commitments for floating-rate commitments. In the low-interest environment experienced in the past several years, these swaps provided us with a considerable spread between our actual interest cost and what our fixed interest cost would have been. In 2004, short-term rates began to rise for the next two years, resulting in significant declines in the benefit of all of our swaps. Because of the possibility that continued rising short-term rates could cause our spreads to become negative, we disposed of all swap instruments as of the second quarter of 2006. Nevertheless, the reduction in positive spreads on settlements from the swaps caused financing costs to increase $7 million in 2006. As a result of the dispositions of the swaps, our only exposure to variable rates at December 31, 2007 was our commercial paper borrowing program, of which $202 million was outstanding. In addition to their impact on our swaps, rising short-term rates were also the primary factor in the $1 million increase in interest on our commercial paper borrowings in 2006. More information concerning the debt offerings, repayments, and swaps is disclosed in Note 10—Debt in the Notes to the Consolidated Financial Statements.

Investment Acquisitions.    During calendar years 2005 through 2007, Torchmark invested almost exclusively in investment-grade fixed-maturity securities. The following chart summarizes selected information for fixed maturity acquisitions in the years 2005 through 2007. Investment grade corporate securities include both bonds and trust-preferred securities (which are classified as redeemable preferred stocks) with a diversity of issuers and industry sectors. The effective annual yield shown is the yield calculated to the potential termination date that produces the lowest yield. This date is commonly known as the “worst call date.” For noncallable bonds, the worst call date is always the maturity date. For callable bonds, the worst call date is the call date that produces the lowest yield (or the maturity date, if the yield calculated to the maturity date is lower than the yield calculated to each call date). Two different average life calculations are shown, average life to the next call date and average life to the maturity date.

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the Year
	2007	2006	2005
Cost of acquisitions:
Investment-grade corporate securities	$1,767.8	$1,179.2	$787.4
Tax-exempt municipal securities	256.4	-0-	-0-
Other investment-grade securities	39.4	105.0	110.4

Total fixed-maturity acquisitions	$2,063.6	$1,284.2	$897.8

Effective annual yield (one year compounded*)	6.78%	6.72%	5.90%
Average life (in years, to next call)	19.6	13.8	14.6
Average life (in years to maturity)	32.6	24.0	16.4
Average rating	A	A	A-
* Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

When yields available on acceptable-quality long-term (maturity date more than 20 years after the acquisition date) securities are sufficient to meet our yield and spread objectives, we generally prefer to invest in such securities because they more closely match the long-term nature of our policy liabilities. During periods when we cannot invest in long-term securities that meet our objectives, we generally invest in shorter-term (maturity date less than 5 years after the acquisition date) securities. We prefer to invest primarily in bonds that are not callable (on other than a make-whole basis) prior to maturity. We periodically invest some funds in callable bonds when the incremental yield available on such bonds warrants doing so.

For investments in callable bonds, the actual life of the investment will depend on whether or not (and if so, when) the issuer calls the investment prior to the maturity date. Given our investments in callable bonds, the actual average life of our investments can not be known at the time of the investment. We do know that the average life will not be less than the average life to next call and will not exceed the average life to maturity. Data for both of these average life measures is provided in the above chart.

During 2005-2007, especially during 2005, there have been periods when yields available on acceptable-quality long-term non-callable securities did not meet our objectives. During such periods, we have invested in shorter-term securities. Some of these periods were characterized by relatively flat or inverted yield curves. During such periods, we did not have to give up much yield to invest in shorter-term securities, and we took on less credit risk than had we invested longer-term. Prior to 2007, we generally did not invest in securities with maturity dates more than 30 years after the acquisition date. During 2007, we invested some funds in hybrid securities (bonds, trust preferred securities and redeemable preferred stocks) with very long scheduled maturity dates, often exceeding 50 years. In virtually all cases, such hybrid securities are callable many years prior to the scheduled maturity date.

As shown in the chart above, the effective annual yield and average life to maturity on funds invested during 2005 is significantly lower than that of funds invested during 2006 and 2007. This difference is reflective of the fact that, consistent with the investment environment and strategy described above, we invested relatively more funds in lower yielding, shorter-term investments in 2005 than we did in 2006-2007. Due primarily to our investments in hybrid securities as described above, the average life of funds invested during 2007 (to both next call and maturity) is significantly higher than that of investments during 2005-2006. Given the long-term fixed-rate characteristics of our policy liabilities, we believe that investments with average lives in excess of 20 years are appropriate.

New cash flow available to us for investment was affected by issuer calls as a result of the low-interest environment experienced during the past three years. Issuers are more likely to call bonds when rates are low because they often can refinance them at a lower cost. Calls increase funds available for investment, but they can negatively affect portfolio yield if they cause us to replace higher-yielding bonds with those available at lower prevailing yields. Issuer calls were $848 million in 2007, $229 million in 2006, and $226 million in 2005.

As long as we continue our current investment strategy and the average yield on new investments is less than the average yield of the portfolio and of assets disposed of, the average yield on fixed maturity assets in the portfolio should decline. Because of the significant investable cash flow generated from investments and operations, Torchmark will benefit if yield rates available on new investments increase.

Portfolio Analysis.    Because Torchmark has recently invested almost exclusively in fixed-maturity securities, the relative percentage of our assets invested in various types of investments varies from industry norms. The following table presents a comparison of Torchmark’s components of invested assets at amortized cost as of December 31, 2007 with the latest industry data.

	Torchmark
	Amount (in millions)%		Industry %(1)
Bonds	$8,021	81.3	75.6
Preferred stock (redeemable and perpetual)	1,327	13.4	2.0
Common stocks	1	0.0	2.8
Mortgage loans	19	0.2	10.4
Real estate	8	0.1	0.5
Policy loans	344	3.5	3.9
Other invested assets	42	0.4	3.2
Short terms	111	1.1	1.6

	$9,873	100.0	100.0

(1)	Latest data available from the American Council of Life Insurance.

For an analysis of our fixed-maturity portfolio by component at December 31, 2007 and 2006 and for a schedule of maturities, see Note 3—Investments in the Notes to Consolidated Financial Statements.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At December 31, 2007	At December 31, 2006
Average effective annual yield(1)	6.96%	7.02%
Average life (in years, to next call)(2)	14.0	10.6
Average life (in years, to maturity)(2)	20.7	16.5
Effective duration (in years, to next call)(2,3)	7.5	6.5
Effective duration (in years, to maturity)(2,3)	9.6	8.6

(1)	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
(2)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and (b) based on the maturity date of all bonds, whether callable or not.
(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

At the end of 2007 and 2006, the fixed-maturity portfolio had a gross unrealized gain of $247 million and $319 million, respectively. Gross unrealized losses on fixed maturities were $350 million at December 31, 2007, compared with $90 million a year earlier. Please see Note 3—Investments in the Notes to Consolidated Financial Statements for an analysis of unrealized investment losses.

Credit Risk Sensitivity. Credit risk is the level of certainty that a security’s issuer will maintain its ability to honor the terms of that security until maturity. As we continue to invest in corporate bonds with relatively long maturities, credit risk is a concern. We mitigate this ongoing risk, in part, by acquiring investment-grade bonds, and by analyzing the financial fundamentals of each prospective issuer. We continue to monitor the status of issuers on an ongoing basis. At December 31, 2007, approximately 94% of invested assets at fair value were held in fixed-maturity securities. The major rating agencies considered 92% of this portfolio to be investment grade. The average quality rating of the portfolio is A-. The table below demonstrates the credit rankings of Torchmark’s fixed-maturity portfolio at fair value as of December 31, 2007.

Rating	Amounts (in millions)%
AAA	$751.3	8
AA	472.3	5
A	3,200.0	35
BBB	4,099.9	44
BB	525.9	6
B	112.8	1
Less than B	63.8	1
Not rated	-0-	-0-

	$9,226.0	100

Our current investment policy is to acquire only investment-grade obligations. Thus, any increases in below investment-grade issues are a result of ratings downgrades of existing holdings.

We additionally reduce credit risk by maintaining investments in a wide range of industry sectors. The following table presents the industry sectors that exceeded 2% of the corporate fixed-maturity portfolio at fair value at December 31, 2007.

Industry	%
Insurance carriers	21
Depository institutions	13
Electric, gas, sanitation services	12
Nondepository credit institutions (finance)	8
Oil & gas extraction	4
Communications	4
Chemicals & allied products	4
Food & kindred products	2
Security & commodity brokers	2
Transportation equipment	2
Petroleum refining & related industries	2
Media	2

Otherwise, no individual industry represented more than 2% of Torchmark’s corporate fixed maturities.

We have no direct investment exposure to subprime or Alt-A mortgages (loans for which the credit score was acceptable but some of the typical documentation was not provided). We have no derivatives or any other off-balance sheet investment arrangements, as all of our investments are carried on our Consolidated Balance Sheets. We have $115 million at fair value ($132 million book value) invested in collateralized debt obligations (CDOs) for which the average Bloomberg Composite rating at December 31, 2007 was A. The collateral underlying these CDOs is primarily trust preferred securities issued by banks and insurance companies, and no subprime or Alt-A mortgages are included in the collateral.

Market Risk Sensitivity.    The primary market risk to which Torchmark’s financial securities are exposed is interest rate risk, meaning the effect of changes in financial market interest rates on the current fair value of the company’s investment portfolio. Since the portfolio is comprised 94% of fixed-maturity investments, it is highly subject to market risk. Declines in market interest rates generally result in the fair value of the investment portfolio exceeding the book value of the portfolio and increases in interest rates cause the fair value to decline below the book value. However, we do not expect to realize these unrealized gains and losses because it is generally our investment strategy to hold these investments to maturity. The long-term nature of our insurance policy liabilities and strong cash-flow operating position substantially mitigate any future need to liquidate portions of the portfolio. The increase or decrease in the fair value of insurance liabilities and debt due to increases or decreases in market interest rates largely offset the impact of rates on the investment portfolio. However, in accordance with GAAP, these liabilities are not marked to market.

The following table illustrates the market risk sensitivity of our interest-rate sensitive fixed-maturity portfolio at December 31, 2007 and 2006. This table measures the effect of a change in interest rates (as represented by the U.S. Treasury curve) on the fair value of the fixed-maturity portfolio. The data measures the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

	Market Value of Fixed-Maturity Portfolio ($ millions)
Change in Interest Rates (in basis points)	At December 31, 2007	At December 31, 2006
-200	$11,188	$10,777
-100	10,132	9,901
0	9,226	9,127
100	8,445	8,439
200	7,765	7,837

Realized Gains and Losses.    Our life and health insurance carriers collect premium income from policyholders for the eventual payment of policyholder benefits, sometimes paid many years or even decades in the future. In addition to the payment of these benefits, we also incur acquisition costs, administrative expenses, and taxes as a part of insurance operations. Because benefits are expected to be paid in future periods, premium receipts in excess of current expenses are invested to provide for these obligations. For this reason, we hold a significant investment portfolio as a part of our core insurance operations. This portfolio consists primarily of high-quality fixed maturities containing an adequate yield to provide for the cost of carrying these long-term insurance product obligations. As a result, fixed maturities are generally held for long periods to support the liabilities. Expected yields on these investments are taken into account when setting insurance premium rates and product profitability expectations.

Because our investment portfolio is large and diverse, investments are occasionally sold or called, resulting in a realized gain or loss. These gains and losses occur only incidentally, usually as the result of sales because of deterioration in investment quality of issuers or calls by the issuers. Investment losses are also caused by writedowns due to impairments. We do not engage in trading investments for profit. Therefore, gains or losses which occur in protecting the portfolio or its yield, or which result from events that are beyond our control, are only secondary to the core insurance operation of providing insurance coverage to policyholders. Unlike investment income, realized gains and losses are not considered in determining premium rates or product profitability of our insurance products.

Realized gains and losses can be significant in relation to the earnings from core insurance operations, and as a result, can have a material positive or negative impact on net income. The significant fluctuations caused by gains and losses can cause the period-to-period trends of net income to not be indicative of historical core operating results nor predictive of the future trends of core operations. Accordingly, they have no bearing on core insurance operations or segment results as we view operations. For these reasons, and in line with industry practice, we remove the effects of realized gains and losses when evaluating overall insurance operating results.

The following table summarizes our tax-effected realized gains (losses) by component for each of the years in the three-year period ended December 31, 2007.

Analysis of After-tax Realized Gains (Losses)

(Amounts in thousands, except for per share data)

	Year Ended December 31,
	2007		2006		2005
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Realized gains (losses), net of tax, from:
Investment sales and calls	$9,075	$.10	$(787)	$(.01)	$608	$.01
Loss on redemption of debt	-0-	-0-	(3,830)	(.04)	-0-	-0-
Writedown of fixed maturities	(7,298)	(.08)	-0-	-0-	-0-	-0-
Valuation of interest rate swaps	-0-	-0-	(2,956)	(.03)	(5,388)	(.05)
Spread on interest rate swaps*	-0-	-0-	319	.01	4,805	.04

Total	$1,777	$.02	$(7,254)	$(.07)	$25	$-0-

*	The reduction in interest cost from swapping fixed-rate obligations to floating rate.

In 2007, we wrote down certain non-financial institution holdings to estimated fair value as a result of other-than-temporary impairment. The impaired securities met some or all of our criteria for other-than-temporary impairment as discussed in Note 3—Investments in the Notes to Consolidated Financial Statements and in our Critical Accounting Policies in this report. The pretax charge for this impairment was $11 million ($7 million after tax). At the time of impairment, these securities were carried at a value of $48 million. Later during 2007, a portion of these securities were sold for proceeds of $19 million, with the remainder held at December 31, 2007 valued at $18 million.

As discussed in Note 10—Debt in the Notes to Consolidated Financial Statements, we redeemed our 7¾% Trust Preferred Securities in 2006, recording a pretax loss of $5.5 million ($3.6 million after tax). Additionally in 2006, we repurchased with the intent to retire $3.3 million principal amount of our 7 7/8% Notes, recording a pretax loss of $415 thousand ($270 thousand after tax).

In years prior to 2007, we entered into interest-rate swap agreements, swapping our fixed-rate commitments on our long-term debt for floating-rate commitments. Accounting rules required us to value our interest-rate swaps at their fair value at the end of each accounting period, recording changes as a component of “Realized investment gains (losses). Because the fair values of these instruments fluctuated with interest rates in financial markets and diminished with time, we never considered these fluctuations in managing ongoing operations. As explained earlier under the caption Investments, the outlook for short-term rate increases in late 2005 and the expectation of even greater short-term rate increases in 2006 could have caused the spreads on our swaps to become unprofitable in the future. Therefore, we sold two of our swaps in the third quarter of 2005 and the remaining two swaps in the second quarter of 2006, so that no swaps were held after June, 2006. Complete information on our swaps, including the accounting policies, is found in Note 1—Significant Accounting Policies and in Note 10—Debt in the Notes to Consolidated Financial Statements.

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

Operating cash inflows significantly exceed cash outflows primarily because life insurers, such as Torchmark, expect to pay the majority of their policyholder benefits in future periods, sometimes many years later. An actuarially computed reserve is carried in the financial statements for these future benefits. Earnings are charged for the increase in this reserve each period, but there is no corresponding cash outlay. Therefore, cash provided from operations is generally expected to exceed net income. Cash flows are also generated by the maturities and scheduled repayments of the investment portfolio. Cash flows in excess of immediate requirements are invested to fund future requirements. Available cash flows are also used to repay debt, to buy back Torchmark shares, to pay shareholder dividends, and for other corporate uses.

Cash flows provided from operations were $850 million in 2007, $865 million in 2006, and $858 million in 2005. In addition, we received $1.3 billion in investment maturities, repayments, and calls in 2007, adding to available cash flows. Such repayments were $606 million in 2006 and $473 million in 2005.

We have in place a line of credit facility with a group of lenders which allows unsecured borrowings and stand-by letters of credit up to $600 million. For a detailed discussion of this line of credit facility, see the commercial paper section of Note 10—Debt in the Notes to Consolidated Financial Statements.

Our cash and short-term investments were $131 million at year-end 2007 and $173 million at year-end 2006. Additionally, we have a portfolio of marketable fixed and equity securities that are available for sale in the event of an unexpected need. These securities had a fair value of $9.2 billion at December 31, 2007. However, our strong cash flows from operations, investment maturities, and credit line availability make any need to sell securities for liquidity unlikely.

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

Off-Balance Sheet Arrangements.    As fully described and discussed in Note 10—Debt in the Notes to the Consolidated Financial Statements and under the subcaption Funded Debt, Torchmark had outstanding $120 million (par amount) 7.1% Trust Preferred Securities at both December 31, 2007 and 2006. The Capital Trust liable for these securities is the legal entity which is responsible for the securities and facilitates the payment of dividends to shareholders. The trust is an off-balance sheet arrangement which we are required to deconsolidate in accordance with GAAP rules. Deconsolidation is required because the Capital Trust is considered to be a variable interest entity in which we have no variable interest. Therefore Torchmark is not the primary beneficiary of the entity, even though we own all of the entity’s voting equity and have guaranteed the entity’s performance. While these liabilities are not on our Consolidated Balance Sheets, they are represented by Torchmark’s 7.1% Junior Subordinated Debentures due to the trust. These Junior Subordinated Debentures were a Torchmark liability of $124 million par and book value at both December 31, 2007 and 2006. These securities are indicated as a capital resource to us under the caption Capital Resources in this report. The 7.1% preferred dividends due to the preferred shareholders are funded by our 7.1% interest payment on our debt to the trusts. As described in Note 14—Commitments and Contingencies in the Notes to Consolidated Financial Statements, we have guaranteed the performance of the Capital Trust to meet its financial obligations to the Trust Preferred shareholders.

Pension obligations to our employees primarily are obligations of trust fund entities which are not reflected on our balance sheet. The obligations of these trusts are calculated in accordance with the terms of the pension plans. These trust entities hold assets which are funded through periodic contributions by Torchmark in a manner which will provide for the settlement of the pension obligations as they become due. The difference in our pension obligations and the fair value of the assets which fund those obligations are included on our Balance Sheets.

As of December 31, 2007, we had no other significant unconsolidated affiliates and no guarantees of the obligations of third-party entities other than as described above. All of our guarantees, other than the Trust Preferred guarantee, were guarantees of the performance of consolidated subsidiaries, as disclosed in Note 14—Commitments and Contingencies.

The following table presents information about future payments under our contractual obligations for the selected periods as of December 31, 2007.

(Amounts in millions)

	Actual Liability	Total Payments	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Fixed and determinable:
Long-term debt—principal	$721	$733	$-0-	$99	$-0-	$634
Long-term debt—interest(1)	9	726	53	95	89	489
Capital leases	-0-	-0-	-0-	-0-	-0-	-0-
Operating leases	-0-	12	3	4	3	2
Purchase obligations	10	10	10	-0-	-0-	-0-
Pension obligations(2)	54	138	12	21	26	79
Uncertain tax positions(3)	15	15	6	9	-0-	-0-
Future insurance obligations(4)	9,382	42,137	1,493	2,857	2,666	35,121

Total	$10,191	$43,771	$1,577	$3,085	$2,784	$36,325

(1)	Interest on debt is based on our fixed contractual obligations.
(2)	Pension obligations are primarily liabilities in trust funds that are offset by invested assets funding the trusts. Therefore, our obligations are offset by those assets when reported on Torchmark’s Consolidated Balance Sheets. At December 31, 2007, these pension obligations were $224 million, but there were also assets of $170 million in the pension entities. The schedule of pension benefit payments covers ten years and is based on the same assumptions used to measure the pension obligations, except there is no interest assumption because the payments are undiscounted. Please refer to Note 9—Postretirement Benefits in the Notes to Consolidated Financial Statements for more information on pension obligations.
(3)	Uncertain tax positions include $8.6 million of tax liability and $6.5 million of accrued interest. See Note 8—Income Taxes in the Notes to Consolidated Financial Statements for more information.
(4)	Future insurance obligations consist primarily of estimated future contingent benefit payments on policies in force and separate account obligations at December 31, 2007. These estimated payments were computed using assumptions for future mortality, morbidity and persistency. The actual amount and timing of such payments may differ significantly from the estimated amounts shown. Management believes that the assets supporting the liability of $9 billion at December 31, 2007, along with future premiums and investment income, will be sufficient to fund all future insurance obligations.

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

The carrying value of the funded debt was $722 million at December 31, 2007, compared with $721 million a year earlier. During the second quarter of 2006, we registered and issued two new security offerings: our 7.1% Trust Preferred Securities, offered through Torchmark Capital Trust III at a redemption value of $120 million less issue expenses, and our 6 3/8% Senior Notes issued for the principal amount of $250 million less issue expenses. In the fourth quarter of 2006, we redeemed our 7 3/4% Trust Preferred Securities and we repaid our 6 1/4% Senior Notes which matured. The Trust Preferreds were redeemed for $150 million plus accrued dividends and our Senior Notes were repaid in the principal amount of $180 million plus accrued interest. Specific information about the new securities offered and the securities repaid in 2006, including the uses of proceeds and sources of funding, is disclosed and discussed in Note 10—Debt in the Notes to Consolidated Financial Statements.

Over the past several years, we have entered into swap agreements to exchange the fixed-rate commitments on our funded debt for floating-rate commitments. During the low interest-rate environment in recent years, these swaps were very beneficial in reducing our interest cost, as discussed under the captions Investments (Excess investment income) and Realized Gains and Losses in this report. As short-term rates rose in 2005 and 2006 with no meaningful change in long-term rates, these swaps became less profitable. Because we believed that the swap settlements could have possibly become unprofitable, we disposed of these agreements during 2005 and 2006 and held no swap agreements after June 2006. Information about the history of our swaps is found in Note 10—Debt in the Notes to Consolidated Financial Statements under the caption Interest Rate Swaps.

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

We believe that the most beneficial use of our excess cash flow could be a strategic acquisition. Absent an acquisition, we believe that the best use of excess cash is to buy Company stock. As previously mentioned, our Board reaffirmed its continued authorization of the stock repurchase program in July, 2007 in amounts and timing that management, in consultation with the Board, determined to be in the best interest of the Company. We have repurchased common stock every year since 1986, except for 1995, the year following the acquisition of American Income. Since the beginning of 1998, we have repurchased 52 million shares at a total cost of $2.3 billion, and have acquired no fewer than 3.4 million shares in any one year. We believe that Torchmark share purchases at favorable prices add incrementally to per share earnings, return on equity, and are an excellent way to increase total shareholder value. As noted earlier in this report, we acquired over 6.1 million shares at a cost of $402 million in 2007 with excess cash flow. If the free cash flow used for the repurchase of our common stock had alternatively been invested in corporate bonds, an estimated $11.0 million of additional investment income, after tax, would have resulted and net income per diluted share would have increased 6% to $5.42. Because share purchases were made, actual net income per share was $5.50, an increase of 7%. We intend to continue the repurchase of our common shares when prices are favorable. The majority of purchased shares are retired each year.

We maintain a significant available-for-sale fixed-maturity portfolio to support our insurance policyholders’ liabilities. Accounting rule (SFAS 115) requires that we revalue our portfolio to fair market value at the end of each accounting period. The period-to-period changes in fair value, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity. Changes in the fair value of the portfolio result primarily from changes in interest rates in financial markets. While SFAS 115 requires invested assets to be revalued, accounting rules do not permit interest-bearing insurance policy liabilities to be valued at fair value in a consistent manner. Due to the size of our policy liabilities in relation to our shareholders’ equity, this inconsistency in measurement usually has a material impact in the reported value of shareholders’ equity. If these liabilities were revalued in the same manner as the assets, the effect on equity would be largely offset. Fluctuations in interest rates cause undue volatility in the period-to-period presentation of our shareholders’ equity, capital structure, and financial ratios which would be essentially removed if interest-bearing liabilities were valued in the same manner as assets. For this reason, our management, credit rating agencies, lenders, many industry analysts, and certain other financial statement users prefer to remove the effect of SFAS 115 when analyzing our balance sheet, capital structure, and financial ratios.

The following tables present selected data related to our capital resources. Additionally, the tables present the effect of SFAS 115 on relevant line items, so that investors and other financial statement users may determine its impact on Torchmark’s capital structure.

Selected Financial Data

	At December 31, 2007		At December 31, 2006		At December 31, 2005
	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*
Fixed maturities (millions)	$9,226	$(103)	$9,127	$229	$8,837	$425
Deferred acquisition costs (millions)	3,159	8	2,956	(10)	2,768	(23)
Total assets (millions)	15,241	(95)	14,980	219	14,769	402
Short-term debt (millions)	202	-0-	170	-0-	382	-0-
Long-term debt (millions) **	722	-0-	721	-0-	508	-0-
Shareholders’ equity (millions)	3,325	(62)	3,459	142	3,433	261

Book value per diluted share	35.60	(.66)	34.68	1.43	32.91	2.50
Debt to capitalization ***	21.7%	.3%	20.5%	(.7)%	20.6%	(1.3)%

Diluted shares outstanding (thousands)	93,383		99,755		104,303
Actual shares outstanding (thousands)	92,175		98,115		103,569

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item
**	Includes Torchmark’s 7.1% Junior Subordinated Debentures in both 2007 and 2006 in the amount of $124 million and its 7 3/4% Junior Subordinated Debentures in the amount of $155 million in 2005.
***	Torchmark’s debt covenants require that the effect of SFAS 115 be removed to determine this ratio.

As discussed under the caption New Unadopted Accounting Policies in this report, the FASB has issued a new Statement offering an option which, if elected, would permit us to value our interest-bearing policy liabilities and debt at fair value in our Consolidated Balance Sheets. However, unlike current accounting rules which permit us to account for changes in our available-for-sale bond portfolio through other comprehensive income, the new rule requires such changes to be recorded in earnings. Because both the size and duration of the investment portfolio do not match those attributes of our policyholder liabilities and debt, the impact on earnings could be very significant and volatile, causing reported earnings not to be reflective of core results. Therefore, we will not elect this option.

Torchmark’s ratio of earnings before interest and taxes to interest requirements (times interest earned) was 12.8 times in 2007, compared with 11.6 times in 2006, and 13.0 times in 2005. A discussion of our interest expense is included in the discussion of financing costs under the caption Investments in this report.

Credit Ratings.    The credit quality of Torchmark’s debt instruments and capital securities are rated by various rating agencies. During 2007, Standard & Poor’s lowered its credit rating on Torchmark’s outstanding debt from A+ to A, and lowered the rating of its preferred stock from A- to BBB+. The credit rating change was attributed to weaker agent productivity, recruiting, and retention, as well as changes in direct response strategy, all of which has contributed to lower new sales. During 2006, A.M. Best downgraded Torchmark’s funded debt one notch from a to a-, and its preferred stock from a- to bbb+. Moody’s downgraded our funded debt from A3 to Baa1, and our preferred stock from Baa1 to Baa2. Both downgrades were to reflect the “notching,” or widening of rating levels between the insurance companies and their parent company which has issued the debt. This notching is typical for these rating agencies as they rate other insurance companies. It does not reflect any change in the creditworthiness of the Company. The chart below presents Torchmark’s credit ratings as of December 31, 2007.

	Standard & Poors	Fitch	Moody’s	A.M. Best
Commercial Paper	A-1	F-1	P-2	AMB-1
Funded Debt	A	A	Baa1	a-
Preferred Stock	BBB+	A-	Baa2	bbb+

The financial strength of our major insurance subsidiaries are also rated by Standard & Poor’s and A.M. Best. In 2007, Standard & Poor’s lowered its financial strength rating of United Investors to A from A+ and the ratings of Liberty, Globe, United American and American Income from AA to AA-, as a result of an expected lag in new business sales in the short term. In 2006, A. M. Best lowered its financial strength rating of United Investors to A (Excellent) from A+ (Superior), as a result of Torchmark’s diminished emphasis of that subsidiary’s business. The following chart presents these ratings for our five largest insurance subsidiaries at December 31, 2007.

	Standard & Poors	A.M. Best
Liberty	AA-	A+ (Superior)
Globe	AA-	A+ (Superior)
United Investors	A	A (Excellent)
United American	AA-	A+ (Superior)
American Income	AA-	A+ (Superior)

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

The AA financial strength rating category is assigned by Standard & Poor’s Corporation to those insurers which have very strong financial security characteristics, differing only slightly from those rated higher. The minus sign (-) shows the relative standing within the major rating category. The A rating is assigned to an insurer with strong financial security characteristics, somewhat more likely to be affected by adverse business conditions than insurers with higher ratings.

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

NEW UNADOPTED ACCOUNTING RULES

The FASB has issued certain new standards applicable to Torchmark, effective in future periods:

Fair Value Measurements:    Statement No. 157, Fair Value Measurements (SFAS 157), clarifies the definition of fair value, establishes a single framework or a hierarchy for measuring fair value, and expands disclosures about fair value measurements. It does not change which assets or liabilities are measured at fair value. Accordingly, it is not expected to have a significant impact on Torchmark’s financial position. However, new disclosures of fair value measurement methodology and effects will be required. The Statement is effective for Torchmark in the calendar year and interim periods of 2008, with its provisions applied prospectively. Please refer to the discussion of Valuation of Fixed Maturities under the caption Critical Accounting Policies in this report for more information related to this new unadopted Statement.

Fair Value Option:    Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), was issued in February, 2007. This Statement permits entities to choose to measure certain financial assets and liabilities at fair value which are otherwise measured on a different basis in existing literature. Additional disclosures are required. If elected, it is effective as of January 1, 2008.

This Statement would provide us with the opportunity to carry our interest-bearing policy liabilities and debt as well as our invested assets at market value, with changes reflected in earnings. The size of this unrealized adjustment to earnings in relation to net income each period could be considerable and very volatile, causing our earnings not to be reflective of core results, historical patterns, or predictive of future earnings trends. Therefore, we will not elect to adopt this Statement.

Business Combinations:    Statement No. 141(R), Business Combinations (SFAS 141R), replaces the previous accounting guidance for the acquisition of other companies. It retains the purchase method of accounting and the current guidance with respect to the accounting for indefinite-lived intangibles and goodwill. However, the new Statement provides certain significant differences, most notably that all assets and liabilities (including contingent liabilities) are measured at their fair value as of the acquisition date rather than a cost allocation approach as previously required. Additionally, all expenses of the acquisition are charged off as incurred rather than capitalized. This Statement is effective for Torchmark as of January 1, 2009 in the event there is an acquisition dated subsequent to that date.

Noncontrolling Interests:    Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (SFAS 160), changes the accounting for noncontrolling interests (also known as minority interests). At this time, Torchmark has no noncontrolling interests.

CRITICAL ACCOUNTING POLICIES

Future Policy Benefits.    Because of the long-term nature of insurance contracts, our insurance companies are liable for policy benefit payments that will be made in the future. The liability for future policy benefits is determined by standard actuarial procedures common to the life insurance industry. The accounting policies for determining this liability are disclosed in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements. A list of the significant assumptions used to calculate the liability for future policy benefits is reported in Note 5—Future Policy Benefit Reserves.

Approximately 68% of our liabilities for future policy benefits at December 31, 2007 are accounted for under the provisions of Statement of Financial Accounting Standards No. 60, Accounting and Reporting by Insurance Enterprises (SFAS 60), under which the liability is the present value of future benefits less the present value of the portion of the gross premium required to pay for such benefits. The assumptions used in estimating the future benefits for this portion of business are set at the time of contract issue. Under SFAS 60, these assumptions are “locked in” and are not revised for the lifetime of the contracts, except where there is a premium deficiency, as defined in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements under the caption Future Policy Benefits. Otherwise, variability in the accrual of policy reserve liabilities after policy issuance is caused only by variability of the inventory of in force policies. A premium deficiency event for Torchmark’s SFAS 60 business is very rare, and did not occur during the three years ended December 31, 2007.

The remaining portion of liabilities for future policy benefits pertains to business reported under Statement of Financial Accounting Standards No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (SFAS 97). Under SFAS 97, the recorded liability is the fund balance attributable to the benefit of policyholders as determined by the policy contract at the financial statement date. Accordingly, there are no assumptions used in the determination of the SFAS 97 future policy benefit liability.

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

Approximately 94% of our recorded amounts for deferred acquisition costs at December 31, 2007 are accounted for under the provisions of SFAS 60 for which deferred acquisition costs are amortized over the premium-paying period in proportion to the present value of actual historic and estimated future gross premiums. The projection assumptions for SFAS 60 business are set at the time of contract issue. Under SFAS 60, these assumptions are “locked-in” at that time and, except where there is a loss recognition issue, are not revised for the lifetime of the contracts. Absent a premium deficiency, variability in amortization after policy issuance is caused only by variability in premium volume. We have not recorded a deferred acquisition cost loss recognition event for our SFAS 60 assets for any period in the three years ended December 31, 2007.

The remaining portion of deferred acquisition costs pertain to business reported under SFAS 97 for which deferred acquisition costs are amortized over the estimated lives of the contracts in proportion to actual and estimated future gross profits. These contracts are not subject to lock-in. Under SFAS 97, the assumptions must be updated when actual experience or other evidence suggests that earlier estimates should be revised. For the three years ended December 31, 2007, revisions related to our SFAS 97 assets have not had a material impact on the amortization of deferred acquisition costs, and based on the nature of our operations, are not expected to have a material impact on operations for the foreseeable future.

Policy Claims and Other Benefits Payable.    This liability consists of known benefits currently payable and an estimate of claims that have been incurred but not yet reported to us. The estimate of unreported claims is based on prior experience and is made after careful evaluation of all information available to us. However, the factors upon which these estimates are based can be subject to change from historical patterns. Factors involved include medical trend rates and medical cost inflation, the litigation environment, regulatory mandates, and the introduction of policy types for which claim patterns are not well established. Changes in these estimates, if any, are reflected in the earnings of the period in which the adjustment is made. We believe that the estimates used to produce the liability for claims and other benefits, including the estimate of unsubmitted claims, are the most appropriate under the circumstances. However, there is no certainty that the resulting stated liability will be our ultimate obligation. At this time, we do not expect any change in estimate to have a material impact on earnings or financial position consistent with our historical experience.

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

Valuation of Fixed Maturities: We hold a substantial investment in high-quality fixed maturities to provide for the funding of our future policy contractual obligations over long periods of time. While these securities are generally expected to be held to maturity, they are classified as available for sale and are sold from time to time, primarily to maintain our investment quality and diversification standards. We report this portfolio at fair value. Fair value is the price that we would expect to receive upon sale of the asset in an orderly transaction. The fair value of the fixed-maturity portfolio is primarily affected by changes in interest rates in financial markets, having a greater impact on longer-term maturities. Because of the size of our fixed-maturity portfolio, small changes in rates can have a significant effect on the portfolio and the reported financial position of the Company. This impact is disclosed in 100 basis point increments under the caption Market Risk Sensitivity in this report. However, as discussed under the caption Financial Condition in this report, we believe these unrealized fluctuations in value have no meaningful impact on our actual financial condition and, as such, we remove them from consideration when viewing our financial position and financial ratios.

The fair value of approximately 1.6% of our fixed-maturity portfolio is established by quoted prices for these assets in an active market, considered level 1 inputs in the hierarchy described by the recently issued but unadopted SFAS 157. The fair value of approximately 95.2% of the portfolio is determined by observable inputs other than direct quotes, considered as level 2 inputs by SFAS 157. These inputs generally include quoted closing market prices for similar assets in active markets, such quotes in inactive markets, or interest rates and yield curves observable under commonly quoted criteria. The remaining 3.2% of the portfolio is valued by unobservable inputs, or level 3 inputs in accordance with SFAS 157. Unobservable inputs include data for which there is limited market information causing us to rely on values derived by independent brokers or internally-developed assumptions. These values are established based on the best information available to us or the other parties.

Impairment of Investments.    We continually monitor our investment portfolio for investments that have become impaired in value, whereby fair value has declined below carrying value. While the values of the investments in our portfolio constantly fluctuate due to market conditions, an other than temporary impairment charge is recorded only when a security has experienced a decline in fair market value which is deemed other than temporary. The policies and procedures that we use to evaluate and account for impairments of investments are disclosed in Note 1—Significant Accounting Policies and

Note 3—Investments in the Notes to Consolidated Financial Statements and the discussions under the captions Investments and Realized Gains and Losses in this report. While every effort is made to make the best estimate of status and value with the information available regarding an other-than-temporary impairment, it is difficult to predict the future prospects of a distressed or impaired security.

Defined benefit pension plans.    We maintain funded defined benefit plans covering most full-time employees. We also have unfunded nonqualified defined benefit plans covering certain key and other employees. Our obligations under these plans are determined actuarially based on specified actuarial assumptions. In accordance with GAAP, an expense is recorded each year as these pension obligations grow due to the increase in the service period of employees and the interest cost associated with the passage of time. These obligations are offset, at least in part, by the growth in value of the assets in the funded plans. At December 31, 2007, our net liability under these plans was $54 million.

The actuarial assumptions used in determining our obligations for pensions include employee mortality and turnover, retirement age, the expected return on plan assets, projected salary increases, and the discount rate at which future obligations could be settled. These assumptions have an important effect on the pension obligation. A decrease in the discount rate or rate of return on plan assets will cause an increase in the pension obligation. A decrease in projected salary increases will cause a decrease in this obligation. Small changes in assumptions may cause material differences in reported results for these plans. While we have used our best efforts to determine the most reliable assumptions, given the information available from company experience, economic data, independent consultants and other sources, we cannot assure that actual results will be the same as expected. Our discount rate, rate of return on assets, and projected salary increase assumptions are disclosed and the criteria used to determine those assumptions are discussed in Note 9—Postretirement Benefits in the Notes to Consolidated Financial Statements. The assumptions are reviewed annually and revised, if necessary, based on more current information available to us. Note 9 also contains information about pension plan assets, investment policies, and other related data.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is found under the heading Market Risk Sensitivity in Item 7 beginning on page 37 of this report.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Torchmark Corporation

McKinney, Texas

We have audited the accompanying consolidated balance sheets of Torchmark Corporation and subsidiaries (“Torchmark”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of Torchmark’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Torchmark Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Torchmark’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on Torchmark’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Dallas, Texas

February 28, 2008

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	December 31,
	2007	2006
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2007—$9,329,149; 2006—$8,897,401)	$9,226,045	$9,126,784
Equity securities, at fair value (cost: 2007—$18,776; 2006—$40,105)	21,295	41,245
Policy loans	344,349	328,891
Other long-term investments	69,290	49,681
Short-term investments	111,220	156,671

Total investments	9,772,199	9,703,272

Cash	20,098	16,716
Accrued investment income	172,783	168,118
Other receivables	96,750	78,809
Deferred acquisition costs and value of insurance purchased	3,159,051	2,955,842
Goodwill	423,519	378,436
Other assets	173,833	180,540
Separate account assets	1,423,195	1,498,622

Total assets	$15,241,428	$14,980,355

Liabilities:
Future policy benefits	$7,958,983	$7,456,423
Unearned and advance premiums	86,714	88,039
Policy claims and other benefits payable	256,462	243,346
Other policyholders’ funds	89,958	90,671

Total policy liabilities	8,392,117	7,878,479

Deferred and accrued income taxes	966,008	1,010,618
Other liabilities	210,990	241,749
Short-term debt	202,058	169,736
Long-term debt (estimated fair value: 2007—$655,543; 2006—$676,281)	598,012	597,537
Due to affiliates	124,421	124,421
Separate account liabilities	1,423,195	1,498,622

Total liabilities	11,916,801	11,521,162

Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: -0- in 2007 and in 2006	-0-	-0-
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2007—94,874,748 issued, less 2,699,333 held in treasury and 2006—99,874,748 issued, less 1,760,121 held in treasury)	94,875	99,875
Additional paid-in capital	481,228	492,333
Accumulated other comprehensive income	(80,938)	140,097
Retained earnings	3,003,152	2,827,287
Treasury stock	(173,690)	(100,399)

Total shareholders’ equity	3,324,627	3,459,193

Total liabilities and shareholders’ equity	$15,241,428	$14,980,355

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenue:
Life premium	$1,569,964	$1,524,267	$1,468,288
Health premium	1,236,797	1,237,532	1,014,857
Other premium	20,470	22,914	24,929

Total premium	2,827,231	2,784,713	2,508,074

Net investment income	648,826	628,746	603,068
Realized investment gains (losses)	2,734	(10,767)	280
Other income	7,906	18,486	14,488

Total revenue	3,486,697	3,421,178	3,125,910

Benefits and expenses:
Life policyholder benefits	1,039,278	1,005,771	966,093
Health policyholder benefits	835,101	834,017	668,205
Other policyholder benefits	28,049	23,743	26,888

Total policyholder benefits	1,902,428	1,863,531	1,661,186

Amortization of deferred acquisition costs	391,011	377,490	349,959
Commissions and premium taxes	155,483	163,683	149,451
Other operating expense	173,406	169,768	172,859
Interest expense	67,564	73,136	60,934

Total benefits and expenses	2,689,892	2,647,608	2,394,389

Income before income taxes	796,805	773,570	731,521

Income taxes	(269,270)	(254,939)	(236,131)

Net income	$527,535	$518,631	$495,390

Basic net income per share	$5.59	$5.20	$4.73

Diluted net income per share	$5.50	$5.13	$4.68

Dividends declared per common share	$.52	$.50	$.44

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2007	2006	2005
Net income	$527,535	$518,631	$495,390

Other comprehensive income (loss):
Unrealized investment gains (losses):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(305,635)	(208,344)	(229,881)
Reclassification adjustment for (gains) losses on securities included in net income	(760)	6,927	(778)
Reclassification adjustment for amortization of (discount) and premium	(7,572)	4,615	4,768
Foreign exchange adjustment on securities marked to market	(17,141)	68	(3,087)

Unrealized gains (losses) on securities	(331,108)	(196,734)	(228,978)

Unrealized gains (losses) on other investments	-0-	-0-	896

Unrealized gains (losses), adjustment to deferred acquisition costs	19,148	12,374	14,268

Total unrealized investment gains (losses)	(311,960)	(184,360)	(213,814)

Less application taxes	109,186	64,525	74,839

Unrealized gains (losses), net of tax	(202,774)	(119,835)	(138,975)

Foreign exchange translation adjustments, other than securities, net of tax of $(3,244), $125, and $(1,155) during 2007, 2006, and 2005, respectively	16,083	(237)	2,143

Pension adjustments:
Adoption of Supplemental Executive Retirement Plan	(15,419)	-0-	-0-
Amortization of pension costs	2,692	-0-	-0-
Experience gain (loss)	(40,109)	-0-	-0-

Pension adjustments	(52,836)	-0-	-0-

Less applicable taxes	18,492	-0-	-0-

Pension adjustments, net of tax	(34,344)	-0-	-0-

Other comprehensive income (loss)	(221,035)	(120,072)	(136,832)

Comprehensive income	$306,500	$398,559	$358,558

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Year Ended December 31, 2005
Balance at January 1, 2005	$-0-	$108,784	$484,886	$405,916	$2,462,513	$(42,255)	$3,419,844
Comprehensive income				(136,832)	495,390		358,558
Common dividends declared ($0.44 a share)					(45,865)		(45,865)
Acquisition of treasury stock						(554,946)	(554,946)
Exercise of stock options		91	41,443		(94,597)	306,865	253,802
Retirement of treasury stock		(4,000)	(18,991)		(195,889)	218,880	-0-
Other			1,375				1,375

Balance at December 31, 2005	-0-	104,875	508,713	269,084	2,621,552	(71,456)	3,432,768

Year Ended December 31, 2006
Comprehensive income				(120,072)	518,631		398,559
Adjustment to Accumulated other comprehensive income due to adoption of SFAS 158				(8,915)			(8,915)
Common dividends declared ($0.50 a share)					(49,457)		(49,457)
Acquisition of treasury stock						(344,861)	(344,861)
Stock-based compensation			4,981			1,594	6,575
Exercise of stock options			3,072		(6,718)	28,170	24,524
Retirement of treasury stock		(5,000)	(24,433)		(256,721)	286,154	-0-

Balance at December 31, 2006	-0-	99,875	492,333	140,097	2,827,287	(100,399)	3,459,193

Year Ended December 31, 2007
Comprehensive income				(221,035)	527,535		306,500
Common dividends declared ($0.52 a share)					(48,810)		(48,810)
Acquisition of treasury stock						(451,791)	(451,791)
Stock-based compensation			7,479			627	8,106
Exercise of stock options			6,460		(13,385)	56,021	49,096
Retirement of treasury stock		(5,000)	(25,044)		(291,808)	321,852	-0-
Adoption of FIN 48 (Notes 1,8)					2,333		2,333

Balance at December 31, 2007	$-0-	$94,875	$481,228	$(80,938)	$3,003,152	$(173,690)	$3,324,627

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2007	2006	2005
Net income	$527,535	$518,631	$495,390
Adjustments to reconcile net income to cash provided from operations:
Increase in future policy benefits	412,751	430,087	379,151
Increase (decrease) in other policy benefits	11,078	(16,702)	(8,117)
Deferral of policy acquisition costs	(566,396)	(552,536)	(519,767)
Amortization of deferred policy acquisition costs	391,011	377,490	349,959
Change in deferred and accrued income taxes	94,009	76,502	131,072
Realized losses on sale of investments and properties	(2,734)	11,258	7,112
Other, net	(17,257)	20,571	22,848

Cash provided from operations	849,997	865,301	857,648

Cash used for investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	313,576	183,176	78,018
Fixed maturities available for sale—matured, called, and repaid	1,345,794	605,824	472,668
Equity securities	19,332	3,499	-0-
Other long-term investments	7,425	25,058	6,820

Total investments sold or matured	1,686,127	817,557	557,506
Acquisition of investments:
Fixed maturities—available for sale	(2,063,648)	(1,284,181)	(897,823)
Equity securities	-0-	-0-	(15,842)
Net increase in policy loans	(15,458)	(12,062)	(11,849)
Other long-term investments	(4,694)	(1,737)	(9,345)

Total investments acquired	(2,083,800)	(1,297,980)	(934,859)
Net (increase) decrease in short-term investments	45,451	(38,361)	(30,098)
Net change in payable or receivable for securities	(57,810)	54,491	(40,810)
Additions to properties	(24,162)	(7,665)	(3,447)
Sales of properties	6,089	6,311	427
Investments in low-income housing interests	(27,369)	(54,954)	(47,677)
Acquisition of DMAD (Note 1)	(47,122)	-0-	-0-

Cash used for investment activities	(502,596)	(520,601)	(498,958)

Cash provided from (used for) financing activities:
Issuance of common stock	42,636	21,451	217,257
Cash dividends paid to shareholders	(49,581)	(48,095)	(46,346)
Issuance of 7.1% Junior Subordinated Debentures (net of $4.3 million issue expenses)	-0-	119,458	-0-
Issuance of 6 3/8% Senior Notes	-0-	245,961	-0-
Repayment of 6 1/4% Senior Notes	-0-	(180,000)	-0-
Repayment of 7 3/4% Junior Subordinated Debentures	-0-	(154,639)	-0-
Acquisition of 7 7/8% Notes	-0-	(3,659)	-0-
Net borrowing (repayment) of commercial paper	32,322	(31,917)	31,299
Excess tax benefit from stock option exercises	6,460	3,072	-0-
Acquisition of treasury stock	(451,791)	(344,861)	(554,946)
Net receipts (payments) from deposit product operations	73,200	25,662	2,883

Cash provided from (used for) financing activities	(346,754)	(347,567)	(349,853)

Effect of foreign exchange rate changes on cash	2,735	286	(191)

Increase (decrease) in cash	3,382	(2,581)	8,646
Cash at beginning of year	16,716	19,297	10,651

Cash at end of year	$20,098	$16,716	$19,297

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

Principles of Consolidation: The consolidated financial statements include the results of Torchmark and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Torchmark accounts for its variable interest entities under Financial Accounting Standards Board (FASB) Interpretation 46(R), Consolidation of Variable-Interest Entities, an interpretation of ARB No. 51 (FIN46R). This Standard clarifies the definition of a variable interest and the instructions for consolidating variable interest entities (VIE’s). Primary beneficiaries only are required to consolidate VIE’s. Therefore, a company may have voting control of a VIE, but if it is not the primary beneficiary of the VIE in accordance with FIN46R, it is not permitted to consolidate the VIE. The trust that is liable for Torchmark’s Trust Preferred Securities meets the definition of a VIE. However, Torchmark is not the primary beneficiary of this entity because its interest is not variable. Therefore, Torchmark is not permitted to consolidate its interest, even though it owns 100% of the voting equity of the Trust and guarantees its performance. For this reason, Torchmark reports its 7.1% Junior Subordinated Debentures due to the Trust as “Due to Affiliates” each period at its carrying value. However, Torchmark consolidates the trust in its segment analysis and views the Trust Preferred Securities as it does any other debt offering, because GAAP requires that the segment analysis be reported as management views its operations and financial condition.

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

Gains and losses realized on the disposition of investments are determined on a specific identification basis. Realized investment gains and losses and investment income attributable to separate accounts are credited to the separate accounts and have no effect on Torchmark’s net income. Investment income attributable to all other insurance policies and products is included in Torchmark’s net investment income. Net investment income for the years ended December 31, 2007, 2006, and 2005, included $448 million, $417 million, and $393 million, respectively, which was allocable to policyholder reserves or accounts. Realized investment gains and losses are not allocated to insurance policyholders’ liabilities.

Impairment of Investments: In November 2005, the FASB released FASB Staff Position 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1 and 124-1), which superseded guidance developed by the Emerging Issues Task Force in their consensus Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), with respect to the evaluation of investments for other-than-temporary impairment. FSP 115-1 and 124-1 was effective for Torchmark as of January 1, 2006. This guidance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

retained a three-step evaluation process for impaired securities as indicated by EITF 03-1, only revising procedures for determining if a security’s impairment was other-than-temporary. The new guidance retained such procedures in effect prior to the issuance of EITF 03-1, which was historically utilized by Torchmark in evaluating other-than-temporary impairment. Certain disclosures called for by EITF 03-1 were maintained, and appear in Note 3—Investments. At the present time, Torchmark evaluates securities for other-than-temporary impairment as described in Note 3. If a security is determined to be other-than-temporarily impaired, the cost basis of the security is written down to fair value and is treated as a realized loss. Historically, investment income on other-than-temporarily impaired investments which is past due has not been recorded until received. Under FSP 115-1 and 124-1, the written-down security will be amortized and revenue recognized in accordance with estimated future cash flows.

Derivatives: Torchmark accounts for derivative instruments in accordance with Statement of Financial Accounting Standards, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) as amended. Torchmark’s derivatives have historically consisted of interest-rate swaps, and when outstanding are carried at fair value in the consolidated financial statements. However, no interest-rate swaps were outstanding after June, 2006. Fluctuations in the values of these instruments adjust realized investment gains and losses. If a derivative qualifies as a fair value hedge under SFAS 133, gains and losses in the derivative are substantially offset by changes in the underlying hedged instrument.

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

Hybrid Financial Instruments: Statement No. 155, Accounting for Certain Hybrid Financial Instruments, (SFAS 155), was adopted by Torchmark effective January 1, 2007. It extended the scope of SFAS 133 to include certain securitized financial assets. Assets affected included primarily mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities that contain an embedded derivative. The Company would have a one-time election to value the entire amount of any affected hybrid security at fair value, with fluctuations in value included in earnings. Because Torchmark has negligible investments in affected securities, the impact of adoption was immaterial.

Determination of Fair Values of Financial Instruments: Fair values for cash, short-term investments, short-term debt, receivables and payables approximate carrying value. Fair values for investment securities are based on quoted market prices, where available. Otherwise, fair values are based on quoted market prices of comparable instruments in active markets, quotes in inactive markets, or interest rates and yield curves observable under commonly quoted criteria. Approximately 98% of the fixed maturity portfolio is valued based on these methods. Mortgages are valued using discounted cash flows. Torchmark’s long-term debt issues, along with the trust preferred securities, are valued based on quoted market prices. Interest-rate swaps are valued using discounted anticipated cash flows.

Cash: Cash consists of balances on hand and on deposit in banks and financial institutions. Overdrafts arising from the overnight investment of funds offset cash balances on hand and on deposit.

Recognition of Premium Revenue and Related Expenses: Premium income for traditional long-duration life and health insurance products is recognized when due from the policyholder. Premiums for short-duration health contracts are recognized as revenue over the contract period in proportion to the insurance protection provided. Profits for limited-payment life insurance contracts as defined by Statement of Financial Accounting Standards No. 97, Accounting and Reporting by Insurance Enterprises

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (SFAS 97) are recognized over the contract period. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Variable life and annuity products are also assessed an investment management fee and a sales charge. Life premium includes policy charges of $52 million, $54 million, and $57 million for the years ended December 31, 2007, 2006, and 2005, respectively. Other premium includes annuity policy charges for the years ended December 31, 2007, 2006, and 2005, of $20 million, $23 million, and $25 million, respectively. Profits are also earned to the extent that investment income exceeds policy liability interest requirements. The related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of deferred acquisition costs in a manner which recognizes profits as they are earned over the same period.

Future Policy Benefits: The liability for future policy benefits for universal life-type products according to SFAS 97 is represented by policy account value. The liability for future policy benefits for all other life and health products, approximately 68% of total future policy benefits, is provided on the net level premium method based on estimated investment yields, mortality, morbidity, persistency and other assumptions which were considered appropriate at the time the policies were issued. Assumptions used are based on Torchmark’s previous experience with similar products. Once established, assumptions for these products are generally not changed. An additional provision is made on most products to allow for possible adverse deviation from the assumptions assumed. These estimates are periodically reviewed and compared with actual experience. If it is determined that existing contract liabilities, together with the present value of future gross premiums, will not be sufficient to cover the present value of future benefits and to recover unamortized acquisition costs, then a premium deficiency exists. Such a deficiency would be recognized immediately by a charge to earnings and either a reduction of unamortized acquisition costs or an increase in the liability for future policy benefits. From that point forward the liability for future policy benefits would be based on the revised assumptions.

Deferred Acquisition Costs and Value of Insurance Purchased: The costs of acquiring new business are generally deferred and recorded as an asset. Deferred acquisition costs consist primarily of sales commissions and other underwriting costs of new insurance sales. Additionally, deferred acquisition costs include the value of insurance purchased, which are the costs of acquiring blocks of insurance from other companies or through the acquisition of other companies. Deferred acquisition costs and the value of insurance purchased are amortized in a systematic manner which matches these costs with the associated revenues. Policies other than universal life-type policies are amortized with interest over the estimated premium-paying period of the policies in a manner which charges each year’s operations in proportion to the receipt of premium income. Limited-payment contracts are amortized over the contract period. Universal life-type policies are amortized with interest in proportion to estimated gross profits. The assumptions used to amortize acquisition costs with regard to interest, mortality, morbidity, and persistency are consistent with those used to estimate the liability for future policy benefits. For interest-sensitive and deposit-balance type products, these assumptions are reviewed on a regular basis and are revised if actual experience differs significantly from original expectations. For all other products, amortization assumptions are generally not revised once established. Deferred acquisition costs are subject to periodic recoverability and loss recognition testing to determine if there is a premium deficiency. These tests ensure that the present value of future contract-related cash flows will support the capitalized deferred acquisition cost asset. These cash flows consist primarily of premium income, less benefits and expenses taking inflation into account. The present value of these cash flows, less the benefit reserve, is then compared with the unamortized deferred acquisition cost balance. In the event the estimated present value of net cash flows is less, the deficiency would be recognized by a charge to earnings and either a reduction of unamortized acquisition costs or an increase in the liability for future benefits, as described under the caption Future Policy Benefits.

As of January 1, 2007, Torchmark adopted Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (SFAS 97). The adoption of SOP 05-1 had no material impact on Torchmark’s financial position or results of operations.

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

Separate Accounts: Separate accounts have been established in connection with Torchmark’s variable life and annuity businesses. The investments held for the benefit of contractholders (stated at fair value) are reported as “Separate account assets” and the corresponding deposit balance liabilities are reported as “Separate account liabilities.” The separate account investment portfolios and liabilities are segregated from Torchmark’s other assets and liabilities and these assets are invested in mutual funds of various unaffiliated mutual fund providers. Deposit collections, investment income, and realized and unrealized gains and losses on separate accounts accrue directly to the contract holders. Therefore, these items are added to the separate account balance and are not reflected in income. Fees are charged to the deposit balance for insurance risk, administration, and surrender. There is also a sales charge and an investment management fee. These fees and charges are included in premium revenues.

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

The liability for these minimum guarantees is determined each period end by estimating the expected value of death benefits in excess of the projected account balance using actuarial methods and assumptions including mortality, lapses, and interest. This excess benefit is then recognized ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used. If actual experience or other evidence suggests that earlier assumptions should be revised, Torchmark adjusts the additional liability balance with a related charge or credit to benefit expense. At December 31, 2007, this liability was $1.1 million and at December 31, 2006 was $2.6 million.

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

Torchmark adopted and implemented Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. This interpretation was issued to clarify the accounting for income taxes by providing methodology for the financial statement recognition and measurement of uncertain income tax positions taken or expected to be taken in a tax return. The impact of the adoption of FIN 48 is described in Note 8 - Income Taxes.

Property and Equipment: Property and equipment, included in “Other assets,” is reported at cost less allowances for depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from two to ten years for equipment and five to forty years for buildings and improvements. Ordinary maintenance and repairs are charged to income as incurred. Impairments, if any, are accounted for in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Original cost of property and equipment was $131 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

and $112 million at December 31, 2007 and 2006, respectively. Accumulated depreciation was $82 million at year end 2007 and $83 million at the end of 2006. Depreciation expense was $4.3 million in 2007, $5.2 million in 2006, and $4.8 million in 2005. Torchmark has constructed an office building adjacent to the home office building of its subsidiary United American Insurance Company (United American) in McKinney, Texas. The new structure, including land, is expected to cost approximately $24 million. As of December 31, 2007, the Company has spent approximately $19 million on the building and land, and approximately $3 million on equipment. The facility was substantially complete as of December, 2007. Subsidiary Liberty National Life Insurance Company (Liberty) is in the process of selling its agency office buildings. In 2007, 21 buildings were sold for gross proceeds of $6.4 million, recording a realized gain of $4.3 million. During 2006, 21 buildings were sold for gross proceeds of $6.7 million and a realized gain from the sales of $4.8 million.

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

Low-Income Housing Tax Credit Interests:    As of December 31, 2007, Torchmark had approximately $136 million in limited partnerships that provide low-income housing tax credits and other related Federal income tax and state premium tax benefits to Torchmark. The carrying value of these entities was $143 million at December 31, 2006. Significantly all of the return on the investments has been guaranteed by unrelated third-parties and has been accounted for using the effective-yield method. The remaining investments are non-guaranteed and are accounted for using the amortized-cost method. The Federal income tax benefits accrued during the year, net of related amortization of the investment, are recorded in “Income tax expense.” The premium tax benefits, net of the related amortization, reduce “Commissions and premium taxes.” At December 31, 2007, $103 million of the investment is included in “Other assets” with the remaining $33 million included in “Other invested assets.” Any unpaid commitments to invest are recorded in “Other liabilities.”

Goodwill: The excess cost of businesses acquired over the fair value of their net assets is reported as goodwill. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is subject to annual impairment testing based on the procedures outlined in the Statement. Amortization of goodwill is not permitted. Torchmark tested its goodwill annually in each of the years 2005 through 2007. The tests involve breaking down the Company’s carrying value of each of the components of Torchmark’s segments, including the portion of goodwill assigned to each component. The fair value of each component is measured against that component’s corresponding carrying value. Because the fair value exceeded the carrying value, including goodwill, of each component in each period, Torchmark’s goodwill was not impaired in any of the periods.

In January, 2007, a subsidiary of Globe Life And Accident Insurance Company (Globe), a wholly-owned subsidiary of Torchmark, acquired the assets of Direct Marketing and Advertising Distributors, Inc. (DMAD) for $47 million in a cash transaction. For the past fifteen years, Globe was DMAD’s only insurance client. During this period of time, DMAD provided advertising and targeted marketing for the part of Globe’s direct response insurance business that is distributed through mailed coupon packets and publication inserts. The purchase added approximately $45 million of goodwill and $2 million of other assets to Torchmark as of the date of purchase. As a result of the transaction, Torchmark’s goodwill increased from the unamortized January 1, 2005 balance of $378 million to $424 million at December 31, 2007.

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

Four significant legal and tax matters were settled in Torchmark’s favor in 2006. The first settlement involved a subsidiary disposed of several years ago, resulting in proceeds of $5.1 million after expenses. The second involved state income tax refunds of $6.7 million related to prior years. The third settlement related to the Company’s investments in Worldcom, amounting to $6.3 million, and representing a partial recovery of investment losses incurred prior to 2004. The final settlement involved Federal income tax issues related to prior years, and consisted of a benefit due of $7.4 million. The litigation receipt related to the disposed subsidiary and the Worldcom receipt were included in “Other income” on the Consolidated Statement of Operations. The state income tax refunds and the Federal income tax benefit reduced “Income taxes.”

In 2007, Torchmark incurred $933 thousand additional costs in connection with its race-distinct litigation which was settled in 2005. Also in 2007, the Company received $515 thousand in additional settlement proceeds from the WorldCom litigation mentioned above.

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

The incremental effect of applying this Statement to affected line items on Torchmark’s Balance Sheet at December 31, 2006 was as follows:

	Before Application of Statement 158	Adjustments	After Application of Statement 158
Other assets	$192,623	$(12,083)	$180,540
Other liabilities	236,214	1,632	237,846
Deferred and accrued income taxes	1,015,418	(4,800)	1,010,618
Accumulated other comprehensive income	149,012	(8,915)	140,097
Shareholders’ equity	3,468,108	(8,915)	3,459,193

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

SFAS 123R provided for two alternative methods of adoption: the “modified retrospective” method and the “modified prospective” method. While the modified retrospective method permitted restatement of prior periods for comparability, Torchmark elected to apply the modified prospective method. The modified prospective method called for unvested options as of January 1, 2006 and options granted after January 1, 2006 to be expensed in accordance with SFAS 123R after that date. Compensation expense under the fair value method for prior periods is not reflected in the financial statements of those periods but is disclosed on a pro forma basis in the Notes to the Consolidated Financial Statements as previously reported. The table below presents Torchmark’s pro forma earnings information as if stock options issued prior to January 1, 2006, were expensed in prior periods.

For the year ended December 31,
2005
Net income as reported	$495,390
Stock-based compensation, as reported, net of tax benefit of $342	635
Effect of stock-based compensation, fair value method, net of tax benefit of $19,319	(35,952)

Pro forma net income	$460,073

Earnings per share:
Basic—as reported	$4.73

Basic—pro forma	$4.39

Diluted—as reported	$4.68

Diluted—pro forma	$4.34

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

The fair value method as outlined by SFAS 123R requires the use of an option valuation model to value employee stock options. Torchmark has elected to use the Black-Scholes valuation model for option expensing as it had done for the pro forma expense disclosures for periods prior to adoption of SFAS 123R. A summary of assumptions for options granted in each of the three years 2005 through 2007 is as follows:

	2007	2006	2005
Volatility factor	12.0%	12.4%	14.8%
Dividend yield	0.8%	0.8%	0.8%
Expected term (in years)	4.64	4.61	3.90
Risk-free rate	4.7%	4.5%	3.8%

All of the above assumptions, with the exception of the expected term, are obtained from independent data services. The expected term is generally derived from Company experience. However, expected terms of grants made under the Torchmark Corporation 2005 Incentive Plan (2005 Plan) and the 2007 Long-Term Compensation Plan (2007 Plan), involving grants made in the years 2005 through

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

2007, were determined based on the simplified method as permitted by Staff Accounting Bulletins 107. This method was used because the 2005 and 2007 Plans limited grants to a maximum contract term of seven years, and Torchmark had no previous experience with seven-year contract terms. Prior to 2005, substantially all grants contained ten-year terms. Because a large portion of these grants vest over a three-year period, the Company still does not have sufficient exercise history to determine an appropriate expected term on these grants. Volatility and risk-free interest rates are assumed over a period of time consistent with the expected term of the option. Volatility is measured on a historical basis, because the Company has no basis at the present time to believe that future trends will differ from historical patterns. Monthly data points are utilized by the independent quote service to derive volatility for periods greater than three years. Expected dividend yield is based on current dividend yield held constant over the expected term. Once the fair value of an option has been determined, it is amortized on a straight-line basis over the employee’s service period for that grant (from the grant date to the date the grant is fully vested).

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

Torchmark management views all stock-based compensation expense as a corporate or Parent Company expense and, therefore, presents it as such in its segment analysis (See Note 13—Business Segments). It is included in “Other operating expense” in the Consolidated Statements of Operations.

In the fourth quarter of 2005, the FASB issued FASB Staff Position No. 123R-3 (FSP123R–3), providing an alternative method for accounting for income taxes related to stock option expensing. SFAS 123R requires that tax benefits for book purposes previously recorded in excess of actual tax benefits realized at the time of exercise, in addition to a cumulative pool of previously-realized actual tax benefits allowed by SFAS 123R, must be charged to income. The alternative described in FSP123R–3 is a simplified method of computing this cumulative pool of actual tax benefits. Torchmark has elected the simplified alternative method. This election has had no impact on Torchmark’s net income since adoption.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 2—Statutory Accounting

Life insurance subsidiaries of Torchmark are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders’ equity (capital and surplus) on a statutory basis for the insurance subsidiaries were as follows:

	Net Income Year Ended December 31,			Shareholders’ Equity At December 31,
	2007	2006	2005	2007	2006
Life insurance subsidiaries	$428,287	$417,115	$420,355	$1,070,096	$1,164,150

The excess, if any, of shareholders’ equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution to Torchmark without regulatory approval.

Torchmark’s statutory financial statements are presented on the basis of accounting practices prescribed by the insurance department of the state of domicile of each insurance subsidiary. All states have adopted the National Association of Insurance Commissioners’ (NAIC) statutory accounting practices (“NAIC SAP”) as the basis for statutory accounting. However, certain states have retained the prescribed practices of their respective insurance code or administrative code which can differ from NAIC SAP. There are no significant differences between NAIC SAP and the accounting practices prescribed by the states of domicile for Torchmark’s life insurance companies that affect statutory surplus.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments

A summary of fixed maturities available for sale and equity securities by cost or amortized cost and estimated fair value at December 31, 2007 and 2006 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amount per the Balance Sheet	% of Total Fixed Maturities

2007:
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$18,189	$463	$(1)	$18,651	$18,651	-0-
Government-sponsored enterprises	233,631	3,997	(844)	236,784	236,784	3
GNMAs	14,393	1,287	-0-	15,680	15,680	-0-
Other mortgage-backed securities	32,322	1,724	-0-	34,046	34,046	-0-
States, municipalities and political subdivisions	268,969	364	(7,013)	262,320	262,320	3
Foreign governments	9,348	1,641	(79)	10,910	10,910	-0-
Public utilities	729,751	28,689	(8,359)	750,081	750,081	8
Industrial and miscellaneous	6,540,542	176,911	(202,325)	6,515,128	6,515,128	71
Asset-backed securities	173,567	3,442	(17,375)	159,634	159,634	2
Redeemable preferred stocks	1,308,437	27,958	(113,584)	1,222,811	1,222,811	13

Total fixed maturities	9,329,149	246,476	(349,580)	9,226,045	9,226,045	100
Equity securities:
Common stocks:
Banks and insurance companies	776	263	-0-	1,039	1,039
Industrial and all others	-0-	2	-0-	2	2
Non-redeemable preferred stocks	18,000	2,800	(546)	20,254	20,254

Total equity securities	18,776	3,065	(546)	21,295	21,295

Total fixed maturities and equity securities	9,347,925	249,541	(350,126)	9,247,340	9,247,340

2006:
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$21,232	$499	$(31)	$21,700	$21,700	-0-
Government-sponsored enterprises	347,555	1,311	(4,936)	343,930	343,930	4
GNMAs	18,748	1,227	-0-	19,975	19,975	-0-
Other mortgage-backed securities	49,544	1,180	-0-	50,724	50,724	1
States, municipalities and political subdivisions	39,189	758	(56)	39,891	39,891	-0-
Foreign governments	9,746	1,674	(9)	11,411	11,411	-0-
Public utilities	684,001	34,689	(3,431)	715,259	715,259	8
Industrial and miscellaneous	6,151,189	218,324	(71,486)	6,298,027	6,298,027	69
Asset-backed securities	113,464	5,338	(4)	118,798	118,798	1
Redeemable preferred stocks	1,462,733	53,993	(9,657)	1,507,069	1,507,069	17

Total fixed maturities	8,897,401	318,993	(89,610)	9,126,784	9,126,784	100
Equity securities:
Common stocks:
Banks and insurance companies	776	366	-0-	1,142	1,142
Industrial and all others	13,843	2	(3,286)	10,559	10,559
Non-redeemable preferred stocks	25,486	4,058	-0-	29,544	29,544

Total equity securities	40,105	4,426	(3,286)	41,245	41,245

Total fixed maturities and equity securities	$8,937,506	$323,419	$(92,896)	$9,168,029	$9,168,029

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments (continued)

	Year Ended December 31,
	2007	2006	2005
Net investment income is summarized as follows:
Fixed maturities	$621,752	$604,405	$584,198
Equity securities	2,827	3,503	2,986
Policy loans	24,344	23,328	22,377
Other long-term investments	8,841	8,731	7,117
Short-term investments	9,379	6,980	2,882

	667,143	646,947	619,560
Less investment expense	(18,317)	(18,201)	(16,492)

Net investment income	$648,826	$628,746	$603,068

An analysis of realized gains (losses) from investments is as follows:
Realized investment gains (losses):
Fixed maturities	$2,756	$(4,735)	$778
Equity securities	(1,996)	(2,193)	-0-
Mortgages	-0-	5,783	-0-
Loss on redemption of debt	-0-	(5,893)	-0-
Valuation of interest rate swaps	-0-	(4,548)	(8,290)
Spread on interest rate swaps (cash settlements)	-0-	491	7,393
Other	1,974	328	399

	2,734	(10,767)	280
Applicable tax	(957)	3,513	(255)

Realized gains (losses) from investments, net of tax	$1,777	$(7,254)	$25

An analysis of the net change in unrealized investment gains (losses) is as follows:
Equity securities	$1,379	$(1,110)	$(4,689)
Fixed maturities available for sale	(332,487)	(195,624)	(224,289)

Net change in unrealized gains (losses) on securities	$(331,108)	$(196,734)	$(228,978)

A schedule of fixed maturities by contractual maturity at December 31, 2007 is shown below on an amortized cost basis and on a fair value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$295,381	$297,823
Due from one to five years	1,451,854	1,504,802
Due from five to ten years	322,491	339,357
Due from ten to twenty years	2,134,127	2,145,620
Due after twenty years	4,905,014	4,729,083

	9,108,867	9,016,685
Mortgage-backed and asset- backed securities	220,282	209,360

	$9,329,149	$9,226,045

Proceeds from sales of fixed maturities available for sale were $313.6 million in 2007, $183.2 million in 2006, and $78.0 million in 2005. Gross gains realized on those sales were $1.6 million in 2007, $3.8 million in 2006, and $7.6 million in 2005. Gross losses were $4.7 million in 2007, $7.5 million in 2006, and $13.7 million in 2005. Proceeds from sales of equity securities were $7.6 million in 2007, $3.5 million in 2006, and zero in 2005. Gross gains realized on those sales were zero in 2007, 2006, and 2005. Gross losses realized on those sales were $2.2 million in 2007, $2.2 million in 2006, and zero in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments (continued)

Torchmark’s portfolio of fixed maturities fluctuates in value based on interest rates in financial markets and other economic factors. These fluctuations caused by market rate changes have little bearing on whether or not the investment will be ultimately recoverable. Therefore, Torchmark considers these declines in value as temporary even in periods exceeding one year. In certain circumstances, however, it may become apparent that the principal of an investment may not be recoverable, generally due to factors specific to an individual issuer and not market interest rates. In this event, Torchmark classifies such investments as other-than-temporarily impaired and writes the investment down to fair value, realizing an investment loss. The determination that a security is other-than-temporarily impaired is highly subjective and involves the careful consideration of many factors. These factors include:

•	Default on a payment
•	Issuer has declared bankruptcy
•	Severe deterioration in market value
•	Deterioration in credit quality as indicated by credit ratings
•	Issuer having serious financial difficulties as reported in the media
•	News releases by issuer
•	Information disseminated through the investment community
•	Length of time (duration) security has been impaired

•	The Company’s intent to hold the security until recovery has changed

While all available information is taken into account, it is difficult to predict the ultimately recoverable amount of a distressed or impaired security.

During 2007, the securities of five issuers met the other-than-temporary impairment criteria and were written down to fair value, resulting in a pre-tax loss of $11.2 million ($7.3 million after tax). After the write downs, these securities were valued at $36.5 million. Subsequently, the securities of two of these issuers with a fair value of $18.5 million were disposed of at a gain of $312 thousand. As of year-end, securities of the other three issuers remained in the portfolio with a fair value of $18 million. Subsequent to year end 2007, the security of one of these issuers with a year-end fair value of $4 million was sold at a loss of $381 thousand. Otherwise, as of December 31, 2007, Torchmark has no information available to cause it to believe that any of its investments are other-than-temporarily impaired.

The following tables disclose unrealized investment losses by class of investment at December 31, 2007 and December 31, 2006. Torchmark considers these investments to be only temporarily impaired.

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES

At December 31, 2007

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency	$240	$(1)	120	$-0-	360	$(1)
Government-sponsored enterprises	14,467	(278)	46,669	(566)	61,136	(844)
Other mortgage-backed securities	-0-	-0-	-0-	-0-	-0-	-0-
States, municipalities, & political subdivisions	240,921	(6,997)	1,176	(16)	242,097	(7,013)
Foreign governments	1,482	(50)	752	(29)	2,234	(79)
Corporates	3,073,209	(232,184)	926,327	(109,459)	3,999,536	(341,643)

Total fixed maturities	3,330,319	(239,510)	975,044	(110,070)	4,305,363	(349,580)
Equities	3,454	(546)	-0-	-0-	3,454	(546)

Total	$3,333,773	(240,056)	975,044	(110,070)	4,308,817	(350,126)

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

Torchmark subsidiaries held 303 issues (CUSIP numbers) at December 31, 2007 that had been in an unrealized loss position for less than twelve months, compared with 182 issues a year earlier. Additionally, 121 and 139 issues had been in an unrealized loss position twelve months or longer at December 31, 2007 and 2006, respectively. Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,819 issues at December 31, 2007 and 2,199 issues at December 31, 2006. The average quality rating of all unrealized loss positions as of December 31, 2007 was BBB+.

Other long-term investments consist of the following:

	December 31,
	2007	2006
Mortgage loans, at cost	$18,580	$19,739
Investment real estate, at depreciated cost*	8,411	8,396
Low-income housing interests	33,262	10,185
Other	9,037	11,361

Total	$69,290	$49,681

* Includes $6.5 million and $6.1 million of properties partially occupied by Torchmark subsidiaries at December 31, 2007 and 2006, respectively.

The estimated fair value of mortgage loans was approximately $18.5 million at December 31, 2007 and $19.7 million at December 31, 2006. Accumulated depreciation on investment real estate was $22.9 million and $21.7 million at December 31, 2007 and 2006, respectively.

Torchmark had $892 thousand in investment real estate at December 31, 2007, which was nonincome producing during the previous twelve months. Torchmark had no nonincome producing fixed maturities or other long-term investments during the twelve months ended December 31, 2007.

In 2006, mortgages with a carrying value of $10.2 million were sold for proceeds of $16.0 million. The sale included mortgages previously written down.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Deferred Acquisition Costs and Value of Insurance Purchased

An analysis of deferred acquisition costs and the value of insurance purchased is as follows:

	2007		2006		2005
	Deferred Acquisition Costs	Value of Insurance Purchased	Deferred Acquisition Costs	Value of Insurance Purchased	Deferred Acquisition Costs	Value of Insurance Purchased
Balance at beginning of year	$2,890,651	$65,191	$2,698,049	$70,355	$2,506,216	$77,116
Additions:
Deferred during period:
Commissions	300,422	-0-	304,476	-0-	304,915	-0-
Other expenses	265,974	-0-	248,060	-0-	214,852	-0-

Total deferred	566,396	-0-	552,536	-0-	519,767	-0-
Foreign exchange adjustment	8,593	83	16	2	976	20
Adjustment attributable to unrealized investment losses(1)	19,148	-0-	12,374	-0-	14,268	-0-

Total additions	594,137	83	564,926	2	535,011	20

Deductions:
Amortized during period	(387,234)	(3,777)	(372,324)	(5,166)	(343,178)	(6,781)

Total deductions	(387,234)	(3,777)	(372,324)	(5,166)	(343,178)	(6,781)

Balance at end of year	$3,097,554	$61,497	$2,890,651	$65,191	$2,698,049	$70,355

(1)	Represents amounts pertaining to investments relating to universal life-type products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 5—Future Policy Benefit Reserves

A summary of the assumptions used in determining the liability for future policy benefits at December 31, 2007 is as follows:

Individual Life Insurance

Interest assumptions:

Years of Issue	Interest Rates	Percent of Liability
1917-2007	2.5% to 5.5%	13
1985-2007	6.0%	28
1986-1992	7.0% graded to 6.0%	10
1954-2000	8.0% graded to 6.0%	12
1951-1985	8.5% graded to 6.0%	5
2000-2007	7.0%	14
1984-2007	Interest Sensitive	18

		100

Mortality assumptions:

For individual life, the mortality tables used are various statutory mortality tables and modifications of:

1950-54	Select and Ultimate Table
1954-58	Industrial Experience Table
1955-60	Ordinary Experience Table
1965-70	Select and Ultimate Table
1955-60	Inter-Company Table
1970	United States Life Table
1975-80	Select and Ultimate Table
X-18	Ultimate Table
2001	Valuation Basic Table

Withdrawal assumptions:

Withdrawal assumptions are based on Torchmark’s experience.

Individual Health Insurance

Interest assumptions:

Years of Issue	Interest Rates	Percent of Liability
1955-2007	2.5% to 4.5%	2
1993-2007	6.0%	60
1986-1992	7.0% graded to 6.0%	24
1955-2000	8.0% graded to 6.0%	9
1951-1986	8.5% graded to 6.0%	1
2001-2007	7.0%	4

		100

Morbidity assumptions:

For individual health, the morbidity assumptions are based on either Torchmark’s experience or the assumptions used in calculating statutory reserves.

Termination assumptions:

Termination assumptions are based on Torchmark’s experience.

Overall Interest Assumptions:

The overall average interest assumption for determining the liability for future life and health insurance benefits in 2007 was 6.0%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 6—Liability for Unpaid Health Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Year Ended December 31,
	2007	2006	2005
Balance at beginning of year	$145,793	$162,036	$180,843
Incurred related to:
Current year	786,120	767,272	654,994
Prior year	(1,448)	(12,097)	(16,535)

Total incurred	784,672	755,175	638,459
Paid related to:
Current year	651,765	633,269	504,648
Prior year	129,500	138,149	152,618

Total paid	781,265	771,418	657,266

Balance at end of year	$149,200	$145,793	$162,036

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

Note 7—Supplemental Disclosures of Cash Flow Information

The following table summarizes Torchmark’s noncash transactions, which are not reflected on the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2007	2006	2005
Paid-in capital from tax benefit for stock option exercises	$6,460	$3,072	$36,545
Other stock-based compensation not involving cash	8,106	6,575	1,375
Commitments for low-income housing interests	3,696	23,320	54,549

The following table summarizes certain amounts paid during the period:

	Year Ended December 31,
	2007	2006	2005
Interest paid	$67,098	$72,905	$60,256
Income taxes paid	170,528	167,367	105,100

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 8—Income Taxes

Torchmark and its subsidiaries file a life-nonlife consolidated Federal income tax return.

The components of income taxes were as follows:

	Year Ended December 31,
	2007	2006	2005
Income tax expense	$269,270	$254,939	$236,131
Shareholders’ equity:
Unrealized gains (losses)	(124,434)	(69,452)	(73,680)
Adoption of FIN48	(2,333)	-0-	-0-
Tax basis compensation expense (from the exercise of stock options) in excess of amounts recognized for financial reporting purposes	(6,460)	(3,072)	(36,545)

	$136,043	$182,415	$125,906

Income tax expense consists of:

	Year Ended December 31,
	2007	2006	2005
Current income tax expense	180,322	$151,841	$131,491
Deferred income tax expense	88,948	103,098	104,640

	$269,270	$254,939	$236,131

In 2007, 2006, and 2005, deferred income tax expense was incurred because of certain differences between net income before income taxes as reported on the Consolidated Statements of Operations and taxable income as reported on Torchmark’s income tax returns. As explained in Note 1—Significant Accounting Policies, these differences caused the financial statement book values of some assets and liabilities to be different from their respective tax bases.

The effective income tax rate differed from the expected 35% rate as shown below:

	Year Ended December 31,
	2007	%	2006	%	2005	%
Expected income taxes	$278,882	35.0%	$270,750	35.0%	$256,032	35.0%

Increase (reduction) in income taxes resulting from:
Tax-exempt investment income	(3,908)	(.5)	(1,496)	(.2)	(2,458)	(.3)
Tax settlements	(615)	(.1)	(11,607)	(1.5)	(15,989)	(2.2)
Low income housing investments	(4,701)	(.6)	(3,063)	(.4)	(1,282)	(.2)
Other	(388)	-0-	355	-0-	(172)	-0-

Income tax expense	$269,270	33.8%	$254,939	32.9%	$236,131	32.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 8—Income Taxes (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2007	2006
Deferred tax assets:
Present value of future policy surrender charges	$5,536	$7,701
Carryover of nonlife net operating losses	10,509	6,801
Unrealized investment losses	46,378	-0-
Other assets and other liabilities, principally due to the current nondeductibility of certain accrued expenses for tax purposes	23,383	5,785

Total gross deferred tax assets	85,806	20,287
Deferred tax liabilities:
Unrealized investment gains	-0-	78,055
Deferred acquisition costs	786,560	733,955
Future policy benefits, unearned and advance premiums, and policy claims	291,410	240,471
Other	12,930	8,385

Total gross deferred tax liabilities	1,090,900	1,060,866

Net deferred tax liability	$1,005,094	$1,040,579

Torchmark’s Federal income tax returns are routinely audited by the Internal Revenue Service (IRS). In the fourth quarter of 2005, the Appeals division of the IRS and Torchmark agreed to settle all issues with respect to the Company’s 1996 and 1997 tax years. In the fourth quarter of 2006, the Appeals division of the IRS and Torchmark agreed to settle all issues with respect to the Company’s 1998, 2001, and 2002 tax years. As a result, Torchmark recorded a $15.9 million tax benefit in 2005 and a $7.4 million tax benefit in 2006 to reflect the impact of these settlements on the tax years covered by the examinations as well as all other tax years prior to 2006 to which the settled issues apply. The benefits relate primarily to Torchmark’s computation of the dividends received deduction on its separate account assets and the amount of life insurance reserves for income tax purposes. The statutes of limitation for the assessment of additional tax are closed for the 1999 and 2000 tax years. The IRS has substantially completed its examination of Torchmark’s 2003 and 2004 tax years. The IRS is not currently examining the tax years 2005 through 2007, but such tax years remain subject to examination. Final settlement and closing of the statute of limitations for the open tax years 1998 through 2004 is expected to occur in 2008 and is not expected to have any material impact on the Company’s effective tax rate. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from the completed examinations, future tax examinations, and other tax-related matters for all open tax years.

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

Torchmark has net operating loss carryforwards of approximately $30.0 million at December 31, 2007 of which $4.3 million expire in 2020; $4.7 million expire in 2021; $10.8 million expire in 2025; $.2 million expire in 2026; and $9.9 million expire in 2027. A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded relating to Torchmark’s deferred tax assets since, in management’s judgment, Torchmark will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

As noted in Note 1 – Significant Accounting Policies, Torchmark adopted FIN 48, an interpretation which was issued to clarify the accounting for income taxes by providing a methodology for the financial statement recognition and measurement of uncertain income tax positions taken or expected to be taken in a tax return. As a result of the adoption, Torchmark recognized a $2.3 million decrease to its liability for unrecognized tax benefits. This decrease was accounted for as an adjustment to the January 1, 2007 balance of “Retained earnings” on the Consolidated Balance Sheet. Including the cumulative effect decrease at January 1, 2007, Torchmark had approximately $12.3 million of total gross unrecognized tax benefits, excluding $6.0 million of accrued interest expense net of federal tax benefits. If recognized in future periods, $1.2 million of the gross unrecognized tax benefits as of January 1, 2007 would have reduced the effective tax rate. The remaining $11.1 million related to timing differences which, if recognized, would have had no effect on the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding effects of accrued interest, net of federal tax benefits) for the year 2007 is as follows:

Balance at January 1, 2007 (after adoption)	$12,263
Increase based on tax positions taken in current period	361
Increase related to tax positions taken in prior periods	17
Decrease related to tax positions taken in prior periods	(3,969)
Decrease due to expiration of statutes of limitation	0
Decrease due to settlements	0

Balance at December 31, 2007	$8,672

If recognized in future periods, $882 thousand of the balance at December 31, 2007 would reduce the effective tax rate. The remaining $7.8 million relates to timing differences which, if recognized, would have no effect on the Company’s effective tax rate.

Canadian income tax authorities have completed their examination of Torchmark and its subsidiaries’ tax returns through 2002 and have proposed certain adjustments which are currently being litigated by the Company. Torchmark believes that it is reasonably possible that the judicial process surrounding its case against Canadian tax authorities will be concluded within the next 12 months. Should the Company be wholly successful in defending their position, the Company would recognize additional tax benefits of approximately $5.4 million. The tax years subsequent to 2002 remain subject to examination by Canadian income tax authorities.

Torchmark’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has recognized interest income of $735 thousand, net of Federal income tax benefits, in its Consolidated Statement of Operations for 2007. The Company has an accrued interest receivable of $2.8 million, net of Federal income tax benefits, which is comprised of a $6.5 million interest payable relating to uncertain tax positions offset by a $9.3 million interest receivable relating to prior year IRS examination settlements. The Company has no accrued penalties as of December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits

Pension Plans: Torchmark has noncontributory retirement benefit plans and contributory savings plans which cover substantially all employees. There are also two nonqualified, noncontributory supplemental benefit pension plans which cover a limited number of employees. The total cost of these retirement plans charged to operations was as follows:

Year Ended December 31,	Defined Contribution Plans	Defined Benefit Pension Plans
2007	$2,925	$7,621
2006	3,470	8,514
2005	3,597	5,932

Torchmark accrues expense for the defined contribution plans based on a percentage of the employees’ contributions. The plans are funded by the employee contributions and a Torchmark contribution equal to the amount of accrued expense. Plan contributions are both mandatory and discretionary, depending on the terms of the plan.

Cost for the defined benefit pension plans has been calculated on the projected unit credit actuarial cost method. All plan measurements for the defined benefit plans are as of December 31 of the respective year. The defined benefit pension plan covering the majority of employees is funded. Contributions are made to this funded pension plan subject to minimums required by regulation and maximums allowed for tax purposes. Defined benefit plan contributions were $12 million in each of the years 2007, 2006, and 2005. Torchmark estimates as of December 31, 2007 that it will contribute an amount not to exceed $20 million to these plans in 2008. The actual amount of contribution may be different from this estimate.

In January, 2007, Torchmark approved and implemented a new Supplemental Executive Retirement Plan (SERP), which provides to a limited number of executives an additional supplemental defined pension benefit. The supplemental benefit is based on the participant’s qualified plan benefit without consideration to the regulatory limits on compensation and benefit payments applicable to qualified plans, except that eligible compensation is capped at $1 million. The initial projected benefit obligation of this plan was $15 million, and the liability at December 31, 2007 was $17 million. This amount, along with periodic contributions to fund the plan’s obligations, will be placed in a “Rabbi” trust.

The other supplemental benefit pension plan is limited to a very select group of employees and was closed as of December 31, 1994. It provides the full benefits than an employee would have otherwise received from a defined benefit plan in the absence of the limitation on benefits payable under a qualified plan. This plan is unfunded. Liability for this closed plan was $5 million at December 31, 2007 and $6 million a year earlier. Pension cost for both supplemental defined benefit plans is determined in the same manner as for the qualified defined benefit plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

Plan assets in the funded plan consist primarily of investments in marketable fixed maturities and equity securities and are valued at fair market value. The following table presents the assets of Torchmark’s defined benefit pension plan by component for the years ended December 31, 2007 and 2006.

Pension Assets by Component

	December 31, 2007		December 31, 2006
	Amount	%	Amount	%
Corporate debt	$54,436	32	$48,720	25
Other fixed maturities	891	1	962	1
Equity securities	101,215	59	143,233	72
Short-term investments	12,467	7	2,565	1
Other	1,431	1	2,314	1

Total	$170,440	100	$197,794	100

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

Portfolio risk is managed through quality standards, diversification, and continuous monitoring. Equities must be listed on major exchanges and adequate market liquidity is required. Fixed maturities must be rated investment grade at purchase by a major rating agency. Short-term investments in commercial paper must be rated at least A-2 by Standard & Poor’s with the issuer rated investment grade. Invested cash is limited to banks rated A or higher. Investments outside of the aforementioned list are not permitted, except by prior approval of the Plan’s Trustees. At December 31, 2007, there were no restricted investments contained in the portfolio.

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

Weighted Average Pension Plan Assumptions

For Benefit Obligations at December 31:

	2007	2006
Discount Rate	6.62%	6.15%
Rate of Compensation Increase	3.91	3.85

For Periodic Benefit Cost for the Year:

	2007	2006	2005
Discount Rate	6.15%	5.54%	6.04%
Expected Long-Term Returns	9.00	9.00	9.00
Rate of Compensation Increase	3.85	3.85	3.84

The discount rate is determined based on the expected duration of plan liabilities. A yield is then derived based on the current market yield of a hypothetical portfolio of higher-quality corporate bonds which match the liability duration. The rate of compensation increase is projected based on Company experience, modified as appropriate for future expectations. The expected long-term rate of return on plan assets is management’s best estimate of the average rate of earnings expected to be received on the assets invested in the plan over the benefit period. In determining this assumption, consideration is given to the historical rate of return earned on the assets, the projected returns over future periods, and the spread between the long-term rate of return on plan assets and the discount rate used to compute benefit obligations.

Net periodic pension cost for the defined benefit plans by expense component was as follows:

	Year Ended December 31,
	2007	2006	2005
Service cost—benefits earned during the period	$8,221	$8,270	$7,412
Interest cost on projected benefit obligation	13,360	12,200	11,392
Expected return on assets	(17,010)	(16,055)	(14,368)
Net amortization	3,050	4,099	1,496

Net periodic pension cost	$7,621	$8,514	$5,932

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

An analysis of the impact on other comprehensive income (loss) is as follows:

2007
Balance at January 1	$(13,715)

Adoption of SERP	(15,419)

Amortization of:
Prior service cost	2,078
Net actuarial (gain)/loss	621
Transition obligation	(7)

Total amortization	2,692

Experience gain(loss)	(40,109)

Balance at December 31	$(66,551)

The following table presents a reconciliation from the beginning to the end of the year of the projected benefit obligation and plan assets. This table also presents the amounts previously recognized as a component of accumulated other comprehensive income.

	Pension Benefits For the year ended December 31,
	2007	2006
Changes in benefit obligation:
Obligation at beginning of year	$219,922	$220,036
Service cost	8,221	8,270
Interest cost	13,360	12,200
Actuarial loss (gain)	2,219	(15,135)
Benefits paid	(19,183)	(21,150)
Plan amendments	-0-	279

Obligation at end of year	224,539	204,500

Changes in plan assets:
Fair value at beginning of year	197,794	184,769
Return on assets	(21,211)	21,634
Contributions	13,040	12,541
Benefits paid	(19,183)	(21,150)

Fair value at end of year	$170,440	197,794

Funded status at year end	$(54,099)	$(6,706)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss (gain)	$52,200	$12,712
Prior service cost	14,377	1,036
Transition obligation	(26)	(33)

Net amounts recognized at year end	$66,551	$13,715

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

The portion of other comprehensive income that is expected to be reflected in pension expense in 2008 is as follows:

Amortization of prior service cost	$2,078
Amortization of net loss (gain)	1,419
Amortization of transition obligation	(7)

Total	$3,490

The accumulated benefit obligation (ABO) for Torchmark’s funded defined benefit pension plan was $176 million and $168 million at December 31, 2007 and 2006, respectively. In the unfunded plans, the ABO was $25 million at December 31, 2007 and $11.5 million at December 31, 2006.

Torchmark has estimated its expected pension benefits to be paid over the next ten years as of December 31, 2007. These estimates use the same assumptions that measure the benefit obligation at December 31, 2007, taking estimated future employee service into account. Those estimated benefits are as follows:

For the year(s)
2008	$12,305
2009	10,960
2010	10,446
2011	12,215
2012	13,612
2013-2017	79,182

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

The components of net periodic postretirement benefit cost for plans other than pensions are as follows:

	Year Ended December 31,
	2007	2006	2005
Service cost	$646	$731	$735
Interest cost on accumulated postretirement benefit obligation	968	927	891
Expected return on plan assets	-0-	-0-	-0-
Amortization of prior service cost	-0-	-0-	-0-
Recognition of net actuarial (gain) loss	(795)	(278)	(211)

Net periodic postretirement benefit cost	$819	$1,380	$1,415

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

	Benefits Other Than Pensions For the year ended December 31,
	2007	2006
Changes in benefit obligation:
Obligation at beginning of year	$14,204	$13,680
Service cost	645	731
Interest cost	968	927
Actuarial loss (gain)	(794)	(278)
Benefits paid	(780)	(856)

Obligation at end of year	14,243	14,204

Changes in plan assets:
Fair value at beginning of year	-0-	-0-
Return on assets	-0-	-0-
Contributions	780	856
Benefits paid	(780)	(856)

Fair value at end of year	-0-	-0-

Funded status at year end	$(14,243)	$(14,204)

No amounts were unrecognized at the respective year ends.

The table below presents the assumptions used to determine the liabilities and costs of Torchmark’s post-retirement benefit plans other than pensions.

Weighted Average Assumptions for Post-Retirement

Benefit Plans Other Than Pensions

For Benefit Obligations at December 31:
	2007	2006
Discount Rate	6.61%	6.22%
Rate of Compensation Increase	4.50	4.50

For Periodic Benefit Cost for the Year:
	2007	2006	2005
Discount Rate	6.22%	7.00%	7.05%
Rate of Compensation Increase	4.50	4.50	4.50

For measurement purposes of the healthcare benefits, a range of 7-10% annual rate of increase in per capita cost of covered healthcare benefits was assumed for the years 2005 through 2007. Torchmark has assumed that the health care cost trend rate will remain stable at the 7-10% range in future periods. This trend rate assumption could have a significant effect on the amounts reported. However, because participants substantially pay the cost of this benefit, a 1% increase or decrease in the health care cost trend rate is not expected to have a significant effect in the service and interest cost components, nor is the effect on the plan’s benefit obligation expected to exceed $1 thousand.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 10—Debt

The following table presents information about the terms and outstanding balances of Torchmark’s debt.

Selected Information about Debt Issues

				As of December 31,
				2007				2006
Instrument	Annual Percentage Rate	Issue Date	Periodic Interest Payments Due	Outstanding Principle (Par Value)	Outstanding Principle (Book Value)	Outstanding Principle (Fair Value)		Outstanding Principle (Book Value)
Senior Debentures, due 8/15/09(1)(2)	8.250%	8/89	2/15 & 8/15	$99,450	$99,501	$105,019		$99,528
Notes, due 5/15/23(1)(2)	7.875%	5/93	5/15 & 11/15	165,612	162,927	184,952		162,842
Notes, due 8/1/13(1)(2)	7.375%	7/93	2/1 & 8/1	94,050	93,381	103,747		93,290
Senior Notes, due 6/15/16(1)(8)	6.375%	6/06	6/15 & 12/15	250,000	246,427	261,825		246,120
Issue Expenses(3)				—	(4,224)	—		(4,243)

Subtotal long-term debt				609,112	598,012	655,543		597,537

Junior Subordinated
Debentures due 6/1/46(4)(5)	7.100%	6/06	quarterly(6)	123,711	123,711	109,920	(7)	123,711

Total funded debt				732,823	721,723	765,463		721,248

Commercial Paper (short-term debt)				202,500	202,058	202,058		169,736

				$935,323	$923,781	$967,521		$890,984

(1)	All securities other than the Junior Subordinated Debentures have equal priority with one another.
(2)	Not callable.
(3)	Unamortized issue expenses related to Trust Preferred Securities.
(4)	Junior Subordinated Debentures are classified as “Due to affiliates” and are junior to other securities in priority of payment.
(5)	Earliest call date is June 1, 2011.
(6)	Quarterly payments on the first day of March, June, Sept., and Dec.
(7)	Fair value of Trust Preference Securities.
(8)	Callable subject to “make-whole” premium.

The amount of debt that becomes due during each of the next five years is: 2008—$202,500; 2009—$99,450; 2010—$0; 2011—$0; 2012—$0; and thereafter—$633,373.

Funded debt: During the second quarter of 2006, Torchmark established Torchmark Capital Trust III (Trust III) to facilitate the public offering of 4.8 million shares of $25 par value Trust Preferred Securities. Trust III completed the offering on June 8, 2006 for total proceeds of $120 million. It then exchanged $3.7 million of its common stock and the $120 million of proceeds from the offering for $123.7 million of Torchmark Junior Subordinated Debentures, due June 1, 2046. Trust III pays quarterly dividends on the Trust Preferred Securities at an annual rate of 7.1%, and receives quarterly payments at the same annual rate from Torchmark on the Junior Subordinated Debentures. All payments due to be paid by Trust III on the Trust Preferred Securities are guaranteed by Torchmark (see Note 14). The securities are redeemable on June 1, 2046, and first callable by Trust III on June 1, 2011.

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

Interest rate swaps: Torchmark previously entered into agreements with certain banks for which it received from the banks fixed-rate payments that matched the coupons that it paid to the holders of certain of its debt instruments, and made floating-rate payments based on LIBOR rates to the banks. As of January 1, 2005, four such swaps were outstanding. All of Torchmark’s swaps were carried at fair value and classified as “Other long-term investments” on the Consolidated Balance Sheets. Two swap agreements exchanging fixed interest rates for variable rates were disposed of in September, 2005 for proceeds of $239 thousand. These two swaps were associated with Torchmark’s fixed 8.25% Senior Debentures due 2009 and its 7.375% Notes due 2013. Torchmark sold its two remaining interest-rate swaps in June, 2006, as rising short-term rates continued to reduce future prospects for positive interest-rate spreads. These sold swaps exchanged the fixed-interest commitments for floating-rate commitments on Torchmark’s 6¼% Senior Notes ($180 million notional amount) and the 7¾% Trust Preferred Securities ($150 million notional amount). Torchmark received $63 thousand in net proceeds from the sales of these swaps. No gain or loss was recognized on any of the sales of the swaps. Swaps that qualify as hedges do not affect earnings on a periodic basis. Changes in the fair value of these swaps are offset by an adjustment of the carrying value of the related Notes in like amount each period. The swap related to the 6¼% Senior Notes and the swap on the 8¼% Senior Debentures qualified as hedges under accounting rules. However, when sold, the cost basis of the underlying Notes were adjusted for the respective value of each swap, causing an increase or decrease in the future amortization of that security. Swaps which do not qualify as hedges are revalued each period with such changes in value reflected in realized gains and losses as incurred. The other two sold swaps did not qualify as hedges. Torchmark has held no interest-rate swaps since June, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 10—Debt (continued)

Terms of the various swaps held by Torchmark during the two years ended December 31, 2006 were as follows:

Selected Information About Interest Rate Swaps

Related Debt	Date Disposed	Original Expiration	Hedge Y/N	Notional Amount	Fixed Rate	Floating LIBOR base	Additional basis points	Reset period
Senior Notes, due 12/06	06/06	12/06	Yes	$180,000	6.250%	six-month	120.5	six months
Trust Preferred Securities, due 11/41	06/06	11/11	No	150,000	7.750%	three-month	221.0	three months
Senior Debentures, due 8/09	09/05	08/09	Yes	99,450	8.250%	six-month	391.0	six months
Notes, due 8/13	09/05	08/09	No	100,000	7.375%	six-month	305.0	six months

The following table summarizes the pretax impact of interest-rate swaps on Torchmark’s operating results.

	Net Cash Settlements Received by Instrument*			Valuation Adjustment by Instrument
Related Debt	2007	2006	2005	2007	2006	2005
Senior Notes, due 12/06 (hedge)**	$-0-	$275	$3,131	$-0-	$-0-	$-0-
Trust Preferred Securities, due 11/41**	-0-	216	2,478	-0-	(4,548)	(6,104)
Senior Debentures, due 8/09 (hedge)***	-0-	-0-	920	-0-	-0-	-0-
Notes, due 8/13***	-0-	-0-	864	-0-	-0-	(2,186)

	$-0-	$491	$7,393	$-0-	$(4,548)	$(8,290)

*	Due to the Securities and Exchange Commission’s interpretive guidance concerning SFAS 133, the benefit of the interest spread has been reclassified from “Interest expense” to “Realized investment losses.”
**	Swaps sold in June, 2006.
***	Swaps sold in September, 2005.

Commercial Paper: On November 18, 2004, Torchmark entered into a credit facility with a group of lenders allowing unsecured borrowings and stand-by letters of credit up to $600 million. Originally a five-year facility set to terminate on November 18, 2009, the lending banks agreed in August, 2006 to extend the maturities to August 31, 2011. As a part of the facility, the Company has the ability to request up to $175 million in letters of credit to be issued against the facility. The credit facility is further designated as a back-up credit line for a commercial paper program, whereby Torchmark may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million less any letters of credit issued. Interest is charged at variable rates. At December 31, 2007, Torchmark had $203 million face amount ($202 million carrying amount) of commercial paper outstanding, $150 million of letters of credit issued, and no borrowings under the line of credit. During 2007, the short term borrowings under the facility averaged approximately $238 million, and were made at an average yield of 5.4%, compared with an average balance of $166 million at an average yield of 5.0% a year earlier. The facility does not have a ratings-based acceleration trigger which would require early payment. A facility fee is charged for the entire $600 million facility at a rate of 10 basis points. For letters of credit issued, there is an issuance fee of 27.5 basis points. Additionally, if borrowings on both the line of credit and letters of credit exceed 50% of the total $600 million facility, there is a usage fee of 10 basis points. During 2006, Torchmark’s usage of the facility was below this threshold and no usage fee was required. Torchmark is subject to certain covenants for the agreements regarding capitalization and earnings, with which it was in compliance at December 31, 2007 and throughout the three-year period ended December 31, 2007. Borrowings on this facility are reported as short-term debt on the Consolidated Balance Sheets.

There was no capitalized interest during the three years ended December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 11—Shareholders’ Equity

Share Data: A summary of preferred and common share activity is as follows:

	Preferred Stock		Common Stock
	Issued	Treasury Stock	Issued	Treasury Stock
2005:
Balance at January 1, 2005	-0-	-0-	108,783,658	(839,737)
Issuance of common stock due to exercise of stock options			91,090	5,835,740
Treasury stock acquired				(10,301,852)
Retirement of treasury stock			(4,000,000)	4,000,000

Balance at December 31, 2005	-0-	-0-	104,874,748	(1,305,849)
2006:
Grants of restricted stock				28,000
Issuance of common stock due to exercise of stock options				507,259
Treasury stock acquired				(5,989,531)
Retirement of treasury stock			(5,000,000)	5,000,000

Balance at December 31, 2006	-0-	-0-	99,874,748	(1,760,121)
2007:
Grants of restricted stock				10,000
Issuance of common stock due to exercise of stock options				967,227
Treasury stock acquired				(6,916,439)
Retirement of treasury stock			(5,000,000)	5,000,000

Balance at December 31, 2007	-0-	-0-	94,874,748	(2,699,333)

Acquisition of Common Shares: Torchmark shares are acquired from time to time through open market purchases under the Torchmark stock repurchase program when it is believed to be the best use of Torchmark’s excess cash flows. Share repurchases under this program were 6.1 million shares at a cost of $402 million in 2007, 5.6 million shares at a cost of $320 million in 2006, and 5.6 million shares at a cost of $300 million in 2005. When stock options are exercised, proceeds from the exercises are generally used to repurchase approximately the number of shares available with those funds, in order to reduce dilution. Shares repurchased for dilution purposes were 767 thousand shares at a cost of $50 million in 2007, 415 thousand shares at a cost of $24 million in 2006, and 4.7 million shares costing $255 million in 2005.

Retirement of Treasury Stock: Torchmark retired 5 million shares of treasury stock in December, 2007, 5 million in 2006, and 4 million in 2005.

Restrictions: Restrictions exist on the flow of funds to Torchmark from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. Dividends from insurance subsidiaries of Torchmark are limited to the greater of statutory net gain from operations, excluding capital gains and losses, on an annual noncumulative basis, or 10% of surplus, in the absence of special regulatory approval. Additionally, insurance company distributions are generally not permitted in excess of statutory surplus. Subsidiaries are also subject to certain minimum capital requirements. In 2007, subsidiaries of Torchmark paid $458 million in dividends to the parent company. During 2008, a maximum amount of $411 million is expected to be available to Torchmark from subsidiaries without regulatory approval.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 11—Shareholders’ Equity (continued)

Earnings Per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	2007	2006	2005
Basic weighted average shares outstanding	94,317,142	99,732,608	104,735,466
Weighted average dilutive options outstanding	1,528,855	1,379,549	1,015,947

Diluted weighted average shares outstanding	95,845,997	101,112,157	105,751,413

Stock options to purchase 432 thousand shares, 21 thousand shares, and 3.8 million shares during the years 2007, 2006, and 2005, respectively, are considered to be anti-dilutive and are excluded from the calculation of diluted earnings per share. Income available to common shareholders for basic earnings per share is equivalent to income available to common shareholders for diluted earnings per share.

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

Shareholders approved a new stock compensation plan in April, 2007, the Torchmark Corporation 2007 Long-Term Compensation Plan (the 2007 Plan), authorizing a total of 3,250,000 shares for potential grant. Of this total, a maximum of 250,000 shares may be granted as restricted stock. All shares available for grant under previous plans were no longer available for grant under the 2007 Plan.

Previously, during 2005, Torchmark shareholders approved two stock option plans, the 2005 Employee Plan for 5,625,000 shares and the 2005 Director Plan for 375,000 shares. Upon approval of these new plans, options previously available for grant under prior plans were cancelled and were no longer available for grant. During 2006, these two plans were combined into the 2005 Stock Incentive Plan with terms of this plan amended to restate the Director Plan as a sub-plan of the new plan. The total number of approved shares remained at 6 million. There are no shares available under this plan as of December 31, 2007.

On December 12, 2006, nine executive officers were granted a total of 28 thousand shares of restricted stock under the 2005 Stock Incentive Plan. Fair value of Torchmark stock on that date was $63.70, resulting in an aggregate value of the grant of $1.8 million. The shares vest over a period of 5 years. These shares were 20% vested as of December 31, 2007. An additional 10 thousand shares were granted on April 26, 2007. These shares also vest over five years. None were vested as of December 31, 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 12—Stock-Based Compensation (continued)

An analysis of shares available for grant is as follows:

	Available for Grant
	2007	2006	2005
Balance at January 1	465,224	916,483	1,716,920
Adoption of new plans	3,250,000	—	6,000,000
Cancelled on termination of prior plans	(36,812)	—	(1,641,145)
Expired and forfeited during year	15,300	34,749	3,828
Options granted during year	(547,712)	(458,008)	(5,163,120)
Restricted stock granted during year	(10,000)	(28,000)	-0-

Balance at December 31	3,136,000	465,224	916,483

A summary of option activity for each of the years in the three years ended December 31, 2007 is presented below:

	2007	2006	2005
Stock-based compensation expense recognized*	$8,106	$6,575	$977
Tax benefit recognized	6,460	2,301	342
Weighted-average grant-date fair value of options granted	12.58	11.77	9.31
Intrinsic value of options exercised	19,924	8,394	107,104
Cash received from options exercised	42,635	21,451	217,257
Actual tax benefit received from exercises	6,973	2,938	37,486

*	No stock-based compensation expense was capitalized in any period.

	2007		2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding-beginning of year	9,828,735	$50.30	9,912,735	$49.33	10,680,273	$39.60
Granted	547,712	65.26	458,008	62.42	5,163,120	54.91
Exercised	(967,227)	44.08	(507,259)	42.29	(5,926,830)	36.66
Expired and forfeited	(15,300)	59.55	(34,749)	50.50	(3,828)	39.73

Outstanding-end of year	9,393,920	$51.80	9,828,735	$50.30	9,912,735	$49.33

Exercisable at end of year	8,003,842	$50.44	8,381,117	$49.40	8,242,341	$49.32

Additional information about Torchmark’s stock-based compensation as of December 31, 2007 and 2006 is as follows:

	2007	2006
Outstanding options:
Weighted-average remaining contractual term (in years)	4.74	5.52
Aggregate intrinsic value	$82,006	$132,268

Exercisable options:
Weighted-average remaining contractual term (in years)	4.56	5.43
Aggregate intrinsic value	$80,771	$120,318

Unrecognized compensation*	$12,692	$13,414
Weighted average period of expected recognition (in years)*	1.65	2.46

*	Includes restricted stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 12—Stock-Based Compensation (continued)

Additional information concerning Torchmark’s unvested options is as follows at December 31:

	2007	2006
Number of shares outstanding	1,390,078	1,447,618
Weighted-average exercise price (per share)	$59.64	$55.50
Weighted-average remaining contractual term (in years)	7.51	6.05
Aggregate intrinsic value	$6,249	$11,950

Torchmark expects that substantially all unvested options will vest.

The following table summarizes information about stock options outstanding at December 31, 2007.

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$19.81 – $38.79	773,809	4.04	$35.81	687,500	$35.90
41.26 – 42.56	1,160,714	3.58	41.26	1,159,199	41.26
44.89 – 54.50	919,008	5.54	45.35	902,443	45.35
54.77 – 54.77	3,771,429	4.22	54.77	3,771,429	54.77
55.05 – 55.80	989,156	4.81	55.49	550,848	55.51
56.24 – 56.24	791,942	6.51	56.24	788,361	56.24
56.78 – 68.18	987,862	6.41	64.12	144,062	61.03

$19.81 – $68.18	9,393,920	4.74	$51.80	8,003,842	$50.44

The contractual life of one option was extended in 2005 for the benefit of a retiring officer. This modification, which was accounted for under the intrinsic value method, resulted in an after-tax charge of $369 thousand. No equity awards were cash settled during the three years ended December 31, 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Business Segments (continued)

Torchmark Corporation

Premium By Distribution Channel

	For the Year 2007
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$35,828	2	$388,410	31	$602	3	$424,840	15
Liberty National Exclusive	293,936	19	141,166	11			435,102	15
American Income Exclusive	440,164	28	70,671	6			510,835	18
Direct Response	484,176	31	42,338	4			526,514	19
United American Branch Office	15,573	1	386,954	31			402,527	14
Medicare Part D			214,589	17			214,589	8
Other	300,287	19			19,868	97	320,155	11

	$1,569,964	100	$1,244,128	100	$20,470	100	$2,834,562	100

	For the Year 2006
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$40,378	2	$418,690	34	$537	2	$459,605	16
Liberty National Exclusive	300,933	20	145,024	12			445,957	16
American Income Exclusive	409,188	27	67,175	5			476,363	17
Direct Response	457,159	30	39,726	3			496,885	18
United American Branch Office	15,775	1	354,535	29			370,310	13
Medicare Part D			212,382	17			212,382	8
Other	300,834	20			22,377	98	323,211	12

	$1,524,267	100	$1,237,532	100	$22,914	100	$2,784,713	100

	For the Year 2005
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$45,472	3	$441,673	43	$419	2	$487,564	19
Liberty National Exclusive	302,747	21	149,020	15			451,767	18
American Income Exclusive	380,365	26	63,623	6			443,988	18
Direct Response	424,037	29	37,774	4			461,811	18
United American Branch Office	16,891	1	322,767	32			339,658	14
Other	298,776	20			24,510	98	323,286	13

	$1,468,288	100	$1,014,857	100	$24,929	100	$2,508,074	100

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

	For the Year 2007
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,569,964	$1,244,128	$20,470				$(7,331)	(1)	$2,827,231
Net investment income				$648,562			264	(2)	648,826
Other income					$4,313		3,593	(4,5,6)	7,906

Total revenue	1,569,964	1,244,128	20,470	648,562	4,313		(3,474)		3,483,963
Expenses:
Policy benefits	1,039,278	842,432	28,049				(7,331)	(1)	1,902,428
Required interest on net reserves	(388,024)	(28,065)	(31,666)	447,755					-0-
Amortization of acquisition costs	429,381	137,254	14,631	(190,255)					391,011
Commissions and premium tax	72,291	84,253	119				(1,180)	(4)	155,483
Insurance administrative expense(3)					154,552		933	(5)	155,485
Parent expense						$9,815			9,815
Stock-based compensation expense						8,106			8,106
Financing costs:
Debt				67,300			264	(2)	67,564

Total expenses	1,152,926	1,035,874	11,133	324,800	154,552	17,921	(7,314)		2,689,892

Subtotal	417,038	208,254	9,337	323,762	(150,239)	(17,921)	3,840		794,071
Nonoperating items							(3,840)	(5,6)	(3,840)

Measure of segment profitability (pretax)	$417,038	$208,254	$9,337	$323,762	(150,239)	$(17,921)	$-0-		$790,231

Deduct applicable income taxes									(268,118)

Segment profits after tax									522,113

Add back income taxes applicable to segment profitability									268,118
Add (deduct) realized investment gains (losses)									2,734
Deduct cost of legal settlements(5)									(418)
Add gain from sale of agency buildings(6)									4,258

Pretax income per income statement									$796,805

(1)    Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.

(2)    Reclassification of interest amount due to adoption of FIN46R (accounting rule requiring deconsolidation of Trust Preferred Securities)

(3) Administrative expense is not allocated to insurance segments
(4) Elimination of intersegment commission
(5) Legal settlements from litigation related to prior years
(6) Gain from sale of agency buildings

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Business Segments (continued)

	For the Year 2006
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,524,267	$1,237,532	$22,914						$2,784,713
Net investment income				$628,292			$454	(1)	628,746
Other income					$4,024		14,462	(3,4,5)	18,486

Total revenue	1,524,267	1,237,532	22,914	628,292	4,024		14,916		3,431,945
Expenses:
Policy benefits	1,005,771	834,017	23,743						1,863,531
Required interest on net reserves	(364,313)	(24,662)	(28,318)	417,293					-0-
Amortization of acquisition costs	408,506	133,453	15,486	(179,955)					377,490
Commissions and premium tax	76,859	88,030	88				(1,294	)(3)	163,683
Insurance administrative expense(2)					155,331				155,331
Parent expense						$7,862			7,862
Stock-based compensation expense						6,575			6,575
Financing costs:
Debt				72,682			454	(1)	73,136
Benefit from interest rate swaps				(491)					(491)

Total expenses	1,126,823	1,030,838	10,999	309,529	155,331	14,437	(840)		2,647,117

Subtotal	397,444	206,694	11,915	318,763	(151,307)	(14,437)	15,756		784,828
Nonoperating items							(15,756	)(4,5)	(15,756)

Measure of segment profitability (pretax)	$397,444	$206,694	$11,915	$318,763	$(151,307)	$(14,437)	$-0-		$769,072

Deduct applicable income taxes									(264,716)

Segment profits after tax									504,356

Add back income taxes applicable to segment profitability									264,716
Remove benefit from interest rate swaps (included in “Realized investment gains (losses)”)									(491)
Add (deduct) realized investment gains (losses)									(10,767)
Add proceeds of legal settlements(4)									11,423
Add gain from sale of agency buildings(5)									4,333

Pretax income per income statement									$773,570

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Business Segments (continued)

	For the Year 2005
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,468,288	$1,014,857	$24,929						$2,508,074
Net investment income				$602,708			$360	(1)	603,068
Other income					$2,366		12,122	(3,4)	14,488

Total revenue	1,468,288	1,014,857	24,929	602,708	2,366		12,482		3,125,630
Expenses:
Policy benefits	966,093	668,205	26,888						1,661,186
Required interest on net reserves	(342,305)	(20,879)	(30,092)	393,276					-0-
Amortization of acquisition costs	386,574	115,868	15,504	(167,987)					349,959
Commissions and premium tax	76,278	74,484	49				(1,360	)(3)	149,451
Insurance administrative expense(2)					147,681		14,950	(4)	162,631
Parent expense						$9,660	568	(5)	10,228
Financing costs:
Debt				60,574			360	(1)	60,934
Benefit from interest rate swaps				(7,393)					(7,393)

Total expenses	1,086,640	837,678	12,349	278,470	147,681	9,660	14,518		2,386,996

Subtotal	381,648	177,179	12,580	324,238	(145,315)	(9,660)	(2,036)		738,634
Nonoperating items							2,036	(4,5)	2,036

Measure of segment profitability (pretax)	$381,648	$177,179	$12,580	$324,238	$(145,315)	$(9,660)	$-0-		$740,670

Deduct applicable income taxes									(255,165)

Segment profits after tax									485,505
Add back income taxes applicable to segment profitability									255,165
Remove benefit from interest rate swaps (included in “Realized investment gains (losses)”)									(7,393)
Add (deduct) realized investment gains (losses)									280
Deduct net cost of legal settlements(4)									(1,468)
Deduct option term extension expense(5)									(568)

Pretax income per income statement									$731,521

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

Analysis of Profitability by Segment

	2007	2006	2005	2007 Change	%	2006 Change	%
Life insurance underwriting margin	$417,038	$397,444	$381,648	$19,594	5	$15,796	4
Health insurance underwriting margin	208,254	206,694	177,179	1,560	1	29,515	17
Annuity underwriting margin	9,337	11,915	12,580	(2,578)	(22)	(665)	(5)
Other insurance:
Other income	4,313	4,024	2,366	289	7	1,658	70
Administrative expense	(154,552)	(155,331)	(147,681)	779	(1)	(7,650)	5
Excess investment income	323,762	318,763	324,238	4,999	2	(5,475)	(2)
Corporate and adjustments	(17,921)	(14,437)	(9,660)	(3,484)	24	(4,777)	49

Pre-tax total	790,231	769,072	740,670	21,159	3	28,402	4
Applicable taxes	(268,118)	(264,716)	(255,165)	(3,402)	1	(9,551)	4

After-tax total	522,113	504,356	485,505	17,757	4	18,851	4
Remove benefit from interest-rate swaps (after tax) from Investment Segment	-0-	(319)	(4,805)	319		4,486
Realized gains (losses) (after tax)	1,777	(7,254)	25	9,031		(7,279)
Gain on sale of agency buildings (after tax)	2,768	2,816	-0-	(48)		2,816
Tax settlements (after tax)	1,149	11,607	15,989	(10,458)		(4,382)
Net proceeds (cost) from legal settlements (after tax)	(272)	7,425	(955)	(7,697)		8,380
Retiring executive option term extension (after tax)	-0-	-0-	(369)	-0-		369

Net Income	$527,535	$518,631	$495,390	$8,904	2	$23,241	5

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

Torchmark Corporation

Assets By Segment

	At December 31, 2007
	Life	Health	Annuity	Investment	Other	Consolidated
Cash and invested assets				$9,792,297		$9,792,297
Accrued investment income				172,783		172,783
Deferred acquisition costs	$2,453,679	$576,569	$128,803			3,159,051
Goodwill	333,172	87,282	3,065			423,519
Separate account assets			1,423,195			1,423,195
Other assets					$270,583	270,583

Total assets	$2,786,851	$663,851	$1,555,063	$9,965,080	$270,583	$15,241,428

	At December 31, 2006
	Life	Health	Annuity	Investment	Other	Consolidated
Cash and invested assets				$9,719,988		$9,719,988
Accrued investment income				168,118		168,118
Deferred acquisition costs	$2,314,873	$518,488	$122,481			2,955,842
Goodwill	288,089	87,282	3,065			378,436
Separate account assets			1,498,622			1,498,622
Other assets					$259,349	259,349

Total assets	$2,602,962	$605,770	$1,624,168	$9,888,106	$259,349	$14,980,355

Note 14—Commitments and Contingencies

Reinsurance: Insurance affiliates of Torchmark reinsure that portion of insurance risk which is in excess of their retention limits. Retention limits for ordinary life insurance range up to $2.0 million per life. Life insurance ceded represented 1.0% of total life insurance in force at December 31, 2007. Insurance ceded on life and accident and health products represented .4% of premium income for 2007. Torchmark would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

Insurance affiliates also assume insurance risks of other companies. Life reinsurance assumed represented 1.4% of life insurance in force at December 31, 2007 and reinsurance assumed on life and accident and health products represented .7% of premium income for 2007.

Leases: Torchmark leases office space and office equipment under a variety of operating lease arrangements. Rental expense for operating leases was $6.0 million in 2007, $6.1 million in 2006, and $5.6 million in 2005. Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 2007 were as follows: 2008, $3.5 million; 2009, $2.0 million; 2010, $1.7 million; 2011, $1.3 million; 2012, $1.2 million and in the aggregate, $11.5 million.

Low-Income Housing Tax Credit Interests: As described in Note 1, Torchmark holds $136 million in entities which provide certain tax benefits. As of December 31, 2007, Torchmark remained obligated under these commitments for $10.5 million, of which $10.1 million is due in 2008, and $.4 million in 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Commitments and Contingencies (continued)

Concentrations of Credit Risk: Torchmark maintains a highly diversified investment portfolio with limited concentration in any given region, industry, or economic characteristic. At December 31, 2007, the investment portfolio, at fair value, consisted of the following:

Investment-grade corporate securities	81%
Noninvestment-grade securities	7
Policy loans, which are secured by the underlying insurance policy values	4
States, municipalities, and political subdivisions	3
Government-sponsored enterprises	2
Other fixed maturities, equity securities, mortgages, real estate, and other long-term investments	2
Short-term investments, which generally mature within one month	1

100%

Investments in municipal governments and corporations are made throughout the U.S. with no concentration in any given state. Corporate debt and equity investments are made in a wide range of industries. At December 31, 2007, 2% or more of the corporate portfolio was invested in the following industries:

Insurance carriers	21%
Depository institutions	13
Electric, gas, and sanitation services	12
Nondepository credit institutions	8
Oil and gas extraction	4
Communications	4
Chemicals and allied products	4
Food and kindred products	3
Security and commodity brokers	2
Transportation equipment	2
Petroleum refining and related industries	2
Media (printing, publishing, and allied lines)	2

Otherwise, no individual industry represented 2% or more of Torchmark’s investments. At year-end 2007, 7% of invested assets was represented by fixed maturities rated below investment grade (BB or lower as rated by the Bloomberg Composite or the equivalent NAIC designation). Par value of these investments was $757 million, amortized cost was $754 million, and fair value was $702 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in market value of the securities.

Collateral Requirements: Torchmark requires collateral for investments in instruments where collateral is available and is typically required because of the nature of the investment. Torchmark’s mortgages are secured by the underlying real estate.

Guarantees: At December 31, 2007, Torchmark had in place six guarantee agreements, five of which were either parent company guarantees of subsidiary obligations to a third party, or parent company guarantees of obligations between wholly-owned subsidiaries. The sixth guarantee related to third party performance. As of December 31, 2007, Torchmark had no liability with respect to these guarantees.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Commitments and Contingencies (continued)

Letters of Credit: Torchmark has guaranteed letters of credit in connection with its credit facility with a group of banks. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Torchmark insurance companies. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Torchmark’s insurance carriers. The agreement expires in 2011. The maximum amount of letters of credit available is $175 million. Torchmark (parent company) would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. At December 31, 2007, $150 million of letters of credit were outstanding.

Agent Receivables: Torchmark issued a guarantee to an unaffiliated third party, which has purchased certain agents’ receivables of Torchmark’s wholly-owned subsidiary American Income Life Insurance Company (American Income). The guarantee covers all obligations and recovery of capital to the third party under the receivables purchase agreement up to a maximum amount of $95 million. Under the terms of the revolving purchase arrangement, the third party has purchased the agents’ receivables and receives the earned commissions as they are applied to the balance. The term of the guarantee corresponds with the purchase arrangement, which is annually renewable. Torchmark would be liable to the extent that future commission collections were insufficient to repay the purchased amount. As of December 31, 2007, the present value of future commissions substantially exceeded the purchased balance.

Equipment leases: Torchmark has guaranteed performance of two subsidiaries as lessees under leasing arrangements for aviation equipment. The leases commenced in 2003 for lease terms of approximately 10 years. Lessees have certain renewal and early termination options, however. At December 31, 2007, total remaining undiscounted payments under the leases were approximately $4.8 million. Torchmark (parent company) would be responsible for any subsidiary obligation in the event the subsidiary did not make payments or otherwise perform under the terms of the lease.

Personal loans: Torchmark subsidiary American Income is a party to an agreement to guarantee certain personal loans of American Income employees and agents with First Command Bank. Lamar C. Smith, a director of Torchmark, was also Chairman of First Command Bank until September 30, 2007. There were no balances outstanding subject to this guarantee at December 31, 2007 and Torchmark had no further liability after that date. At December 31, 2006, the balance subject to this guarantee was $71 thousand. This guarantee was secured by vested commissions due the employees and agents. See Note 15—Related Party Transactions for more information on Mr. Smith and First Command.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Commitments and Contingencies (continued)

As previously reported in Forms 10-K and 10-Q, Liberty and Torchmark were parties to purported class action litigation filed in the Circuit Court of Choctaw County, Alabama on behalf of all persons who currently or in the past were insured under Liberty cancer policies which were no longer being marketed, regardless of whether the policies remained in force or lapsed (Roberts v. Liberty National Life Insurance Company, Case No. CV-2002-009-B). These cases were based on allegations of breach of contract in the implementation of premium rate increases, misrepresentation regarding the premium rate increases, fraud and suppression concerning the closed block of business and unjust enrichment. On December 30, 2003, the Alabama Supreme Court issued an opinion granting Liberty’s and Torchmark’s petition for a writ of mandamus, concluding that the Choctaw Circuit Court did not have subject matter jurisdiction and ordering that Circuit Court to dismiss the action. The plaintiffs then filed their purported class action litigation against Liberty and Torchmark in the Circuit Court of Barbour County, Alabama on December 30, 2003 (Roberts v. Liberty National Life Insurance Company, Civil Action No. CV-03-0137). On April 16, 2004 the parties filed a written Stipulation of Agreement of Compromise and Settlement with the Barbour County, Alabama Circuit Court seeking potential settlement of the Roberts case. A fairness hearing on the potential settlement was held by the Barbour County Circuit Court with briefs received on certain issues, materials relating to objections to the proposed settlement submitted to the Court-appointed independent special master, objectors to the potential settlement heard and a report of the Court-appointed independent actuary received on certain issues thereafter.

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

On March 30, 2007, the Barbour County Circuit Court issued an order denying Liberty’s petition for clarification and/or modification of Robertson, holding that Liberty’s policies did not state that they will pay “actual charges” accepted by providers. On April 8, 2007, the Court issued an order granting a motion to intervene and establishing a subclass in Robertson comprised of Liberty cancer policyholders who are now or have within the past six years, undergone cancer treatment and filed benefit claims under the policies in question. Liberty filed a motion with the Barbour County Circuit Court to certify for an interlocutory appeal that Court’s order on Liberty’s petition for clarification in Robertson on April 17, 2007. An appellate mediation of these issues was conducted on August 9, 2007. On October 16, 2007, the Alabama Supreme Court entered orders, based upon the conclusion by the parties of the appellate mediation, staying the proceedings for a writ of mandamus, reinstating the cases on the appellate docket,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Commitments and Contingencies (continued)

and remanding the cases to the Barbour County Circuit Court to implement the parties’ settlement agreement. A fairness hearing on the proposed settlement agreement was held by the Barbour County Circuit Court on January 15, 2008.

United American has been named as a defendant in previously-reported purported class action litigation filed on September 16, 2004, in the Circuit Court of Saline County, Arkansas on behalf of the Arkansas purchasers of association group health insurance policies or certificates issued by United American through Heartland Alliance of America Association and Farm & Ranch Healthcare, Inc. (Smith and Ivie v. Collingsworth, et al., CV2004-742-2). The plaintiffs assert claims for fraudulent concealment, breach of contract, common law liability for non-disclosure, breach of fiduciary duties, civil conspiracy, unjust enrichment, violation of the Arkansas Deceptive Trade Practices Act, and violation of Arkansas law and the rules and regulations of the Arkansas Insurance Department. Declaratory, injunctive and equitable relief, as well as actual and punitive damages are sought by the plaintiffs.

On September 7, 2005, the plaintiffs amended their complaint to assert a nation wide class, defined as all United American insureds who simultaneously purchased both an individual Hospital and Surgical Expense health insurance policy and an individual supplemental term life insurance policy from Farm & Ranch through Heartland. Defendants removed this litigation to the United States District Court for the Western District of Arkansas (No. 4:05-cv-1382) but that Court remanded the litigation back to state court on plaintiffs’ motion. Discovery is proceeding.

As previously reported, United American was named as a defendant in purported class action litigation filed on January 7, 2005, in the District Court of Starr County, Texas on behalf of the purchasers of association group health insurance policies or certificates issued by United American through Heartland Alliance of America and Farm & Ranch Healthcare, Inc. (Rodriguez v. Burdine, et al, DC-05-8). The plaintiffs asserted claims of civil conspiracy, conversion and theft, violations of the Texas Insurance and Administrative Codes, breach of fiduciary duties, fraud and gross negligence and breach of contract as well as filing a members representative action on behalf of all the members of the Heartland Association. The plaintiffs alleged excessive and unauthorized association dues payments that the defendants have collected from policyholders. A declaratory judgment, monetary damages, imposition of a constructive trust, equitable forfeiture and attorney’s fees were sought by the plaintiffs. A class certification hearing was held August 31, 2006, at which time the Court considered and approved a proposed settlement agreement between the parties. A fairness hearing was conducted on October 5, 2006 and the judgment and related orders were entered without issues. The final settlement was concluded on November 9, 2006.

On February 17, 2005, named defendant Martha Burdine filed an amended answer and a complaint (the cross complaint) against various other defendants including United American (the cross defendants) on behalf of a purported class of former agents and managers of those cross defendants (the cross plaintiffs). These cross plaintiffs asserted a pattern of contract breaches and misconduct by the cross defendants including claims for breach of contract, intentional and negligent misrepresentation, fraud, negligence, breach of duties of trustees, trespass to chattels, conversion, intentional interference with a business relationship and intentional interference with a valid business expectancy. The cross plaintiffs sought actual, punitive and exemplary damages, attorneys’ fees and costs and other legal and equitable relief. Upon the conclusion of the Rodriguez settlement, only the cross claims filed by Martha Burdine remained outstanding. The parties agreed to dismiss these cross claims with prejudice on August 29, 2007.

On July 26, 2007, previously-reported purported class action litigation for a class comprised only of Texas citizens was filed against United American in the state District Court of Falls County, Texas (Neuman v. United American Insurance Company, Case No. 36593). Plaintiffs assert that the UA Partners program is a fraudulent scheme presented by United American to prospective insureds when they apply for insurance as a discount product and service program and the fee for this program is built into the insurance premium. They allege that United American has been unjustly enriched as a result of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Commitments and Contingencies (continued)

the UA Partners program and initially had sued for money had and received and attorneys fees. On January 28, 2008, plaintiffs amended their complaint to allege breach of contract and unfair business practices prohibited by the Texas Insurance Code in connection with the UA Partners program and now seek actual and additional statutory damages.

On January 18, 2008, purported class action litigation was filed against Liberty in the U.S. District Court for the Southern District of Florida (Joseph v. Liberty National Life Insurance Company, Case No. 08-20117 CIV—Martinez) on behalf of all black Haitian-Americans who reside in Florida (including both naturalized and alien persons) and who have or have had an ownership interest in life insurance policies sold by Liberty where it is alleged that Liberty issued and administered such policies on a discriminatory basis because of their race and Haitian ancestry, ethnicity or national origin. The plaintiffs allege an intentional plan on behalf of Liberty to discriminate against the black Haitian-American community in the formation, performance and termination of life insurance contracts in violation of 42 U.S.C. §1981 and §1982 by target marketing and underwriting inquiries regarding whether the applicant for insurance was Haitian, had traveled to Haiti in the past or planned to do so at any time in the future and, based upon such information, either denying the application or issuing a substandard policy or in some instances it is alleged, refusing to pay death benefits on issued policies. The plaintiffs seek unspecified compensatory damages in excess of $75,000, punitive damages, injunctive relief, attorneys’ fees and other relief.

Note 15—Related Party Transactions

First Command.    Lamar C. Smith, a director of Torchmark, served as Chief Executive Officer of First Command Financial Services, Inc. (First Command), a corporation 100% owned by the First Command Employee Stock Ownership Plan (First Command ESOP) until May 1, 2007 and thereafter as Chairman of First Command Bank, a subsidiary of First Command until his retirement from First Command September 30, 2007. Mr. Smith was a beneficiary of the First Command ESOP although he had no ability to vote the stock of First Command that is held by the First Command ESOP, which is independently trusteed. First Command receives commissions as the Military Agency distribution system for selling certain life insurance products offered by Torchmark’s insurance subsidiaries. These commissions were $45.3 million in 2007, $50.8 million in 2006, and $60.9 million in 2005. Torchmark held balances due from this agency of $5.0 million at year-end 2007 and $6.6 million at year-end 2006.

Torchmark has in place a coinsurance agreement with First Command’s life subsidiary whereby Torchmark cedes back to First Command approximately 3% of the new life insurance business sold by First Command on behalf of Torchmark’s insurance subsidiaries. Prior to 2004, the ceding rate was 5% on newly ceded business. Under the terms of this agreement, First Command pays Torchmark a maintenance expense allowance equal to 5.5% of all premium collected and an issue allowance of 2.9% of first year premium collected. Torchmark is also reimbursed for actual commissions, premium taxes, and claims paid on the business ceded to First Command. Also under the agreement, Torchmark provides First Command certain administrative, accounting, and investment management services. Premium ceded in 2007 was $2.7 million, in 2006 was $2.7 million, and in 2005 was $2.6 million. At December 31, 2007, the face amount of life insurance ceded was $321 million and annualized ceded premium was $2.7 million.

Torchmark currently has two loan agreements with First Command, a mortgage loan agreement and a collateral loan agreement. The mortgage loan bears interest at a rate of 7.0%. The initial balance of $22.3 million is being repaid in equal monthly payments over fifteen years, beginning May 1, 2003. At year end 2007, the outstanding balance was $17.8 million, compared with $18.9 million a year earlier. The loan is collateralized by a four-story office building in Fort Worth, Texas, which was appraised by an independent firm in 2001 at $22.8 million. In addition to the office building as collateral, Torchmark has the right of offset to any commissions due First Command, in the event of default.

The collateral loan bears interest at the rate of 7.0%. First Command is making fixed monthly payments which are scheduled to repay the loan by May, 2010. First Command has the right to make additional, unscheduled payments. At year end 2007, the outstanding balance was $5.4 million, compared with $7.4 million at year end 2006. The loan is collateralized by real estate and a parking garage in Fort Worth, Texas. The property was appraised by an independent firm in 2002 at $17.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 15—Related Party Transactions (continued)

As disclosed in Note 14—Commitments and Contingencies, Torchmark subsidiary American Income is a party to an agreement to guarantee certain personal loans of American Income employees and agents with First Command Bank, a subsidiary of First Command. At December 31, 2006, the balance subject to this guarantee was $71 thousand, but at year end 2007 there was no balance subject to the guarantee and the Company has no further liability under this guarantee.

Richey.    R. K. Richey, Chairman of the Executive Committee of Torchmark until April, 2005 and formerly a director and Chief Executive Officer of Torchmark, was at that time a minority investor in a real estate management company, Commercial Real Estate Services (CRES). CRES manages certain of Torchmark’s company-occupied and investment real estate properties along with those of other clients. Fees paid by Torchmark subsidiaries for these management and maintenance services were $680 thousand in 2005. Mr. Richey was also a 50% investor in Stonegate Realty Company, LLC., the parent company of Elgin Development Company, LLC. (Elgin Development). Elgin Development leased commercial space to Torchmark subsidiaries. Lease rentals paid by Torchmark subsidiaries were $262 thousand in 2005.

Torchmark annually paid premiums on three life insurance policies for Mr. Richey in the amount of $61 thousand in 2005.

Baxley.    William J. Baxley is a partner in the law firm of Baxley, Dillard, Dauphin, McKnight & Barclift which performs legal services for Torchmark and certain of its subsidiaries. In 1997, Mr. Baxley was loaned $668 thousand on an unsecured basis at a rate of 6.02%. Repayments are made in the form of legal services at customary rates and are applied against the outstanding balance, amortizing the loan with interest over its remaining term. In October, 2001, the terms of the loan were revised and an additional amount of $395 thousand was loaned to Baxley. The interest rate was revised to 5.6% and the term of the loan was extended until July, 2013. The loan is being repaid in accordance with its amortization schedule and all payments are current. At December 31, 2007 and 2006, the outstanding balance of this loan was $442 thousand and $516 thousand, respectively.

Additionally, Liberty loaned Mr. Baxley’s wife $883 thousand secured by a mortgage on a building sold to her in 1997. Prior to 2006, interest was charged at a rate of 7.7%. This loan was originally due to be repaid in 2007 with a balloon payment, but in January, 2006, the outstanding balance of $734 thousand was refinanced and extended until January of 2023. The interest rate was revised to 5.5%. Scheduled cash payments are made to amortize the loan. At December 31, 2007 and 2006, the outstanding balance of this loan was $681 thousand and $710 thousand, respectively.

Torchmark also holds funds on behalf of Mr. Baxley as a part of an agreement established in 2006. Interest is paid to Baxley based on a variable rate computed as the average yield for Aa corporate bonds less fifty basis points, which was 5.1% at December 31, 2007. This account balance was $27 thousand at year end 2007 and $12 thousand at year end 2006.

Torchmark customarily grants options to certain consultants for their services in addition to their fees. Mr. Baxley received Torchmark options in 2007, 2006, and 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 16—Selected Quarterly Data (Unaudited)

The following is a summary of quarterly results for the two years ended December 31, 2007. The information is unaudited but includes all adjustments (consisting of normal accruals) which management considers necessary for a fair presentation of the results of operations for these periods.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2007:
Premium and policy charges	$731,812	$715,397	$697,096	$682,926
Net investment income	162,580	160,729	163,080	162,437
Realized investment gains(losses)	10,049	(2,828)	1,408	(5,895)
Total revenues	905,975	876,569	863,614	840,539
Policy benefits	504,476	489,276	462,833	445,843
Amortization of acquisition expenses	97,226	97,354	98,898	97,533
Pretax income	204,295	192,037	201,584	198,889
Net income	135,191	127,117	132,882	132,345
Basic net income per common share	1.39	1.34	1.43	1.44
Diluted net income per common share	1.37	1.32	1.41	1.41

2006:
Premium and policy charges	$702,677	$705,796	$683,657	$692,583
Net investment income	153,389	154,925	160,908	159,524
Realized investment gains(losses)	(6,196)	7,681	(7,299)	(4,953)
Total revenues*	857,008	869,135	837,939	857,096
Policy benefits	480,154	480,756	446,052	456,569
Amortization of acquisition expenses	92,069	91,172	100,521	93,728
Pretax income*	183,971	194,007	189,273	206,319
Net income*	120,274	127,375	128,544	142,438
Basic net income per common share	1.17	1.28	1.30	1.45
Diluted net income per common share	1.16	1.26	1.28	1.43

*	Four significant legal and tax matters were settled in Torchmark’s favor in 2006. The first settlement involved a subsidiary disposed of several years ago, resulting in proceeds after expenses of $5.1 million ($3.3 million after tax) in the first quarter. These proceeds were included in revenues. The second matter involved state income tax refunds of $6.7 million ($4.3 million after tax) related to prior years. This receipt, net of tax, was recorded in the third quarter as a reduction to taxes. The third settlement related to the Company’s investments in Worldcom, amounting to $6.3 million ($4.1 million after tax) in the fourth quarter of 2006, and represented a partial recovery of prior period investment losses. This settlement is included in revenues. The final settlement involved Federal income tax issues related to prior years, and consisted of a refund due of $7.4 million in the fourth quarter that reduced taxes. More information on these litigation and tax settlements is provided in Note 8 - Income Taxes, Note 14 - Commitments and Contingencies, and Note 1 - Significant Accounting Policies in the Notes to Consolidated Financial Statements. Additionally, as described in Note 1, agency office buildings were sold in the fourth quarter of 2006 for a pretax gain of $4.8 million ($3.1 after tax) included in total revenues.

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

As of the end of the fiscal quarter completed December 31, 2007, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

As of the date of this Form 10-K for the fiscal year and the quarter ended December 31, 2007, there have not been any significant changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

Management evaluated the Company’s internal control over financial reporting, and based on its assessment, determined that the Company’s internal control over financial reporting was effective as of December 31, 2007. The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as stated in their report which is included herein.

/s/ Mark S. McAndrew
Mark S. McAndrew Chief Executive Officer

/s/ Gary L. Coleman
Gary L. Coleman Executive Vice President and Chief Financial Officer

February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Torchmark Corporation

McKinney, Texas

We have audited the internal control over financial reporting of Torchmark Corporation and subsidiaries (“Torchmark”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Torchmark’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Torchmark’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Torchmark maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007 of Torchmark and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements and financial statement schedules.

DELOITTE & TOUCHE LLP

Dallas, Texas

February 28, 2008

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference from the sections entitled “Election of Directors,” “Profiles of Directors and Nominees,” “Executive Officers,” “Audit Committee Report,” “Governance Guidelines and Codes of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2008 (the Proxy Statement), which is to be filed with the Securities and Exchange Commission (SEC).

Item 11.    Executive Compensation

Information required by this item is incorporated by reference from the sections entitled Executive Compensation, “Compensation Committee Report” and “Compensation Committee interlocks and insider participation” in the Proxy Statement, which is to be filed with the SEC.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Equity Compensation Plan Information As of December 31, 2007

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	9,393,920	$51.80	3,136,000

Equity compensation plans not approved by security holders	0	0	0

Total	9,393,920	$51.80	3,136,000

(b)	Security ownership of certain beneficial owners:

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

EXHIBITS

Page of this Report
3.1	Restated Certificate of Incorporation of Torchmark Corporation, as amended (incorporated by reference from Exhibit 3(i) to Form 10-K for the fiscal year ended December 31, 2000)

3.2	By-Laws of Torchmark Corporation, as amended (incorporated by reference from Exhibit 3.2 to Form 8-K dated May 4, 2005)

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4(a) to Form 10-K for the fiscal year ended December 31, 1989)

4.2	Trust Indenture dated as of February 1, 1987 between Torchmark Corporation and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4(b) to Form S-3 for $300,000,000 of Torchmark Corporation Debt Securities and Warrants (Registration No. 33-11816))

4.3	Junior Subordinated Indenture, dated November 2, 2001, between Torchmark Corporation and The Bank of New York defining the rights of the 7 3/4% Junior Subordinated Debentures (incorporated by reference from Exhibit 4.3 to Form 8-K dated November 2, 2001)

4.4	Supplemental Indenture, dated as of December 14, 2001, between Torchmark, BankOne Trust Company, National Association and The Bank of New York, supplementing the Indenture Agreement dated February 1, 1987 (incorporated herein by reference to Exhibit 4(b) to Torchmark’s Registration Statement on Form S-3 (File No. 33-11716), and defining the rights of the 6 1/4% Senior Notes (incorporated by reference from Exhibit 4.1 to Form 8-K dated December 14, 2001)

4.5	Second Supplemental Indenture dated as of June 23, 2006 between Torchmark Corporation, J.P. Morgan Trust Company, National Association and The Bank of New York Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K filed June 23, 2006)

10.1	Torchmark Corporation and Affiliates Retired Lives Reserve Agreement, as amended, and Trust (incorporated by reference from Exhibit 10(b) to Form 10-K for the fiscal year ended December 31, 1991)*

10.2	Capital Accumulation and Bonus Plan of Torchmark Corporation, as amended, (incorporated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1988)*

10.3	Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1992)*

10.4	Credit Agreement dated as of November 18, 2004 among Torchmark Corporation, as the Borrower, TMK Re, Ltd., as a Loan Party, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, J.P. Morgan Bank, N.A., KeyBank National Association, Regions Bank and SunTrust Bank as Co-Syndication Agents and the other lenders party thereto (incorporated by reference from Exhibit 10.01 to Form 8-K dated November 23, 2004)

10.5	First Amendment to Credit Agreement dated June 9, 2006 among Torchmark Corporation, TMK Re, Ltd., Lenders and Bank of America, N.A. (incorporated by reference from Exhibit 10.1 to Form 8-K dated June 14, 2006)

10.6	Second Amendment to Credit Agreement dated August 31, 2006 among Torchmark Corporation, TMK Re, Ltd., Lenders and Bank of America, N.A. (incorporated by reference from Exhibit 10.01 to Form 8-K dated September 1, 2006)

10.7	Certified Copy of Resolution Regarding Director Retirement Benefit Program (incorporated by reference from Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1999)*

Page of this Report

10.8	Torchmark Corporation Restated Deferred Compensation Plan for Directors, Advisory Directors, Directors Emeritus and Officers, as amended (incorporated by reference from Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1992)*
10.9	The Torchmark Corporation 1987 Stock Incentive Plan (incorporated by reference from Exhibit 10(f) to Form 10-K for the fiscal year ended December 31, 1998)*

10.10	General Agency Contract between Liberty National Life Insurance Company and First Command Financial Services, Inc., (formerly known as Independent Research Agency For Life Insurance, Inc.) (incorporated by reference from Exhibit 10(i) to Form 10-K for the fiscal year ended December 31, 1990)

10.11	Amendment to General Agency Contract between First Command Financial Services and Liberty National Life Insurance Company (incorporated by reference from Exhibit 10.1 to Form 10-Q for the First Quarter 2005)**

10.12	Form of Deferred Compensation Agreement Between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Eligible to Participate in the Torchmark Corporation and Affiliates Retired Lives Reserve Agreement and to Retire Prior to December 31, 1986 (incorporated by reference from Exhibit 10(k) to Form 10-K for the fiscal year ended December 31, 1991)*

10.13	Form of Deferred Compensation Agreement between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Eligible to Participate in the Torchmark Corporation and Affiliates Retired Lives Reserve Agreement and Not Eligible to Retire Prior to December 31, 1986 (incorporated by reference from Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 1991)*

10.14	Form of Deferred Compensation Agreement Between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Not Eligible to Participate in Torchmark Corporation and Affiliates Retired Lives Reserve Agreement (incorporated by reference from Exhibit 10(j) to Form 10-K for the fiscal year ended December 31, 1991)*

10.15	Torchmark Corporation Supplemental Savings and Investment Plan (incorporated by reference from Exhibit 10(m) to Form 10-K for the fiscal year ended December 31, 1992)*

10.16	Service Agreement, dated as of January 1, 1991, between Torchmark Corporation and Liberty National Life Insurance Company (prototype for agreements between Torchmark Corporation and other principal operating subsidiaries) (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1992)

10.17	The Torchmark Corporation Pension Plan* (incorporated by reference from Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 2006)

10.18	The Torchmark Corporation 1998 Stock Incentive Plan (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1998)*

10.19	The Torchmark Corporation Savings and Investment Plan*

10.20	The Torchmark Corporation Annual Management Incentive Plan (incorporated by reference from Exhibit 10(p) to Form 10-K for the fiscal year ended December 31, 2004)

10.21	Coinsurance and Servicing Agreement between Security Benefit Life Insurance Company and Liberty National Life Insurance Company, effective as of December 31, 1995 (incorporated by reference from Exhibit 10(u) to Form 10-K for the fiscal year ended December 31, 1995)

10.22	Torchmark Corporation 1996 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10(w) to Form 10-K for the fiscal year ended December 31, 1996)*

Page of this Report

10.23	Torchmark Corporation 1996 Executive Deferred Compensation Stock Option Plan (incorporated by reference from Exhibit 10(x) to Form 10-K for the fiscal year ended December 31, 1996)*

10.24	Receivables Purchase Agreement dated as of December 21, 1999, as Amended and Restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation and Bank One, NA (incorporated by reference from Exhibit 10(x) to Form 10-K for the fiscal year ended December 31, 2000)

10.25	Amendment dated as of August 31, 2001 to Receivables Purchase Agreement dated as of December 21, 1999 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation and BankOne, N.A. (incorporated by reference from Exhibit 10(y) to Form 10-K for the fiscal year ended December 31, 2001)

10.26	Amendment No. 2 dated as of August 30, 2002 to Receivables Purchase Agreement dated as of December 21, 1999 as amended and restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company Preferred Receivables Funding Corporation and Bank One, N.A. (incorporated by reference from Exhibit 10(y) to Form 10-K for the fiscal year ended December 31, 2003)

10.27	Amendment No. 3 dated as of October 24, 2002 to Receivables Purchase Agreement dated as of December 21, 1999 as amended and restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation, certain financial institutions parties thereto, and Bank One, N.A. (incorporated by reference from Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004)

10.28	Amendment No. 4 dated as of August 28, 2003 to Receivables Purchase Agreement dated as of December 21, 1999 as amended and restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation, certain financial institutions parties thereto, and Bank One, N.A. (incorporated by reference from Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2004)

10.29	Amendment No. 5 dated as of August 27, 2004 to Receivables Purchase Agreement dated as of December 21, 1999 as amended and restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation, certain financial institutions parties thereto, and Bank One, N.A. (incorporated by reference from Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2004)

10.30	Amendment No. 6 dated as of August 26, 2005 to Receivables Purchase Agreement dated as of December 21, 1999 as amended and restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Corporation, certain financial institutions party thereto, and JPMorgan Chase Bank, National Association, Successor by Merger to Bank One, N.A. (incorporated by reference from Exhibit 10.1 to Form 8-K dated August 31, 2005)

10.31	Amendment No. 7 dated as of August 25, 2006 to Receivables Purchase Agreement dated as of December 21, 1999 as amended and restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company, Preferred Receivables Funding Company LLC, formerly known as Preferred Receivables Funding Corporation, certain financial institutions party thereto, and JPMorgan Chase Bank, National Association, Successor by Merger to Bank One, N.A. (Chicago, Illinois) (incorporated by reference from Exhibit 10.1 to Form 8-K dated August 28, 2006)

Page of this Report
10.32	Amendment No. 8 dated as of August 24, 2007 to Receivables Purchase Agreement dated as of December 21, 1999 as amended and restated as of March 31, 2000 among AILIC Receivables Corporation, American Income Life Insurance Company, Chariot Funding LLC, successor by assignment to Preferred Receivables Funding Company, LLC, certain financial institutions party thereto, and JPMorgan Chase Bank National Association, successor by Merger to Bank One, N/A (Chicago, Illinois) (incorporated by reference from Exhibit 10.1 to Form 8-K dated August 27, 2007)

10.33	Form of Retirement Life Insurance Benefit Agreement ($1,995,000 face amount limit) (incorporated by reference from Exhibit 10(z) to Form 10-K for the fiscal year ended December 31, 2001)*

10.34	Form of Retirement Life Insurance Benefit Agreement ($495,000 face amount limit) (incorporated by reference from Exhibit 10(aa) to Form 10-K for the fiscal year ended December 31, 2001)*

10.35	Payments to Directors

10.36	Form of Non-Formula Based Director Stock Option Agreement pursuant to Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 10-Q for the First Quarter 2005)*

10.37	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (Section 16(a) (restoration)) (incorporated by reference from Exhibit 10.3 to Form 10-Q for the First Quarter 2005)*

10.38	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (restoration general) (incorporated by reference from Exhibit 10.4 to Form 10-Q for the First Quarter 2005)*

10.39	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (bonus) (incorporated by reference from Exhibit 10.36 to Form 10-K for the fiscal year ended December 31, 2005)*

10.40	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (regular vesting) (incorporated by reference from Exhibit 10.37 to Form 10-K for the fiscal year ended December 31, 2005)*

10.41	Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated May 4, 2005)*

10.42	Torchmark Corporation 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 8-K dated May 4, 2005)*

10.43	Form of Deferred Compensation Stock Option Grant Agreement pursuant to the Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.3 to Form 8-K dated May 4, 2005)*

10.44	Torchmark Corporation Amended and Restated 2005 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 10-Q for quarter ended March 31, 2006)*

10.45	Torchmark Corporation Amended and Restated 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 10-Q for quarter ended March 31, 2006)*

10.46	Form of Director Stock Option Issued under Torchmark Corporation Amended and Restated 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.3 to Form 10-Q for quarter ended March 31, 2006)*

10.47	Amendment One to Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.4 to Form 10-Q for quarter ended March 31, 2006)*

Page of this Report
10.48	Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated January 25, 2007)*

10.49	Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by red from Exhibit 99.1 to Form 8-K dated May 2, 2007)

10.50	Form of Stock Option Award Agreement under Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 99.2 to Form 8-K dated May 2, 2007)

10.51	Form of Restricted Stock Award (Board grant) under Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 99.3 to Form 8-K dated May 2, 2007)

10.52	Torchmark Corporation Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated December 19, 2007)*

10.53	Amendment No. 1 to the Torchmark Corporation Supplemental Executive Retirement Plan*

10.54	Amendment No. 2 to the Torchmark Corporation Supplemental Executive Retirement Plan*

10.55	Amendment No. 2 to the Torchmark Corporation Supplementary Retirement Plan*

10.56	Amendment No. 3 to the Torchmark Corporation Supplementary Retirement Plan*

10.57	Form of Restricted Stock Award Notice under Torchmark Corporation Non-Employee Director Compensation Plan*

10.58	Form of Restricted Stock Unit Award Notice under Torchmark Corporation Non-Employee Director Compensation Plan*

10.59	Form of Restricted Stock Award (Compensation Committee grant) under Torchmark Corporation 2007 Long-Term Compensation Plan

(11)	Statement re computation of per share earnings	113

(12)	Statement re computation of ratios

(20)	Proxy Statement for Annual Meeting of Stockholders to be held April 24, 2008***

(21)	Subsidiaries of the registrant	113

(23)(a)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 28, 2008, into Form S-8 of The Torchmark Corporation Savings and Investment Plan (Registration No. 2-76378)
(b)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 28, 2008, into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 1996 Non-Employee Director Stock Option Plan (Registration No. 2-93760)

(c)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 28, 2008, into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 1987 Stock Incentive Plan (Registration No. 33-23580)

(d)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 28, 2008, into Form S-8 and the accompanying Form S-3 Prospectus of The Capital Accumulation and Bonus Plan of Torchmark Corporation (Registration No. 33-1032)

(e)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 28, 2008, into Form S-8 of the Liberty National Life Insurance Company 401(k) Plan (Registration No. 33-65507)

Page of this Report

(f)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 28, 2008, into Form S-8 and accompanying Form S-3 Prospectus of the Torchmark Corporation 1996 Executive Deferred Compensation Stock Option Plan (Registration No. 333-27111)

(g)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 28, 2008 into Form S-8 of the Profit Sharing and Retirement Plan of Liberty National Life Insurance Company (Registration No. 333-83317)

(h)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 28, 2008 into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 1998 Stock Incentive Plan (Registration No. 333-40604)

(i)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 28, 2008 into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 2005 Incentive Plan (Registration No. 333-125409)

(j)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 28, 2008 into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 2005 Non-Employee Director Incentive Plan (Registration No. 333-125400)

(k)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 28, 2008 into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation Amended and Restated 2005 Incentive Plan (Registration No. 333-144554)

(l)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 28, 2008 into Form S-8 of the Torchmark Corporation 2007 Long-Term Compensation Plan (Registration No. 333-148244)

(24)	Powers of attorney

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Mark S. McAndrew

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

(32.1)	Section 1350 Certification by Mark S. McAndrew and Gary L. Coleman

*	Compensatory plan or arrangement.
**	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment which was granted May 11, 2006 effective until May 9, 2010. The non-public information was filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
***	To be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2006.

Exhibit 11. Statement re computation of per share earnings

TORCHMARK CORPORATION

COMPUTATION OF EARNINGS PER SHARE

	Twelve Months Ended December 31,
	2007	2006	2005
Net Income	$527,535,000	$518,631,000	$495,390,000

Basic weighted average shares outstanding	94,317,142	99,732,608	104,735,466
Diluted weighted average shares outstanding	95,845,997	101,112,157	105,751,413

Net income per basic share	$5.59	$5.20	$4.73

Net income per diluted share	$5.50	$5.13	$4.68

Exhibit 21. Subsidiaries of the Registrant

The following table lists subsidiaries of the registrant which meet the definition of “significant subsidiary” according to Regulation S-X:

Company	State of Incorporation	Name Under Which Company Does Business
American Income Life Insurance Company	Indiana	American Income Life Insurance Company
Globe Life And Accident Insurance Company	Nebraska	Globe Life And Accident Insurance Company
Liberty National Life Insurance Company	Alabama	Liberty National Life Insurance Company
United American Insurance Company	Nebraska	United American Insurance Company
United Investors Life Insurance Company	Missouri	United Investors Life Insurance Company

All other exhibits required by Regulation S-K are listed as to location in the “Index of documents filed as a part of this report” on pages 107 through 112 of this report. Exhibits not referred to have been omitted as inapplicable or not required.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2007	2006
Assets:
Investments:
Long-term investments	$1,472	$42,199
Short-term investments	17,326	8,863

Total investments	18,798	51,062
Investment in affiliates	4,259,118	4,308,397
Due from affiliates	16,281	646
Taxes receivable	38,470	18,012
Other assets	27,928	32,702

Total assets	$4,360,595	$4,410,819

Liabilities and shareholders’ equity:
Liabilities:
Short-term debt	$202,058	$169,736
Long-term debt	598,012	597,537
Due to affiliates	151,074	140,502
Other liabilities	84,824	43,851

Total liabilities	1,035,968	951,626

Shareholders’ equity:
Preferred stock	351	351
Common stock	94,875	99,875
Additional paid-in capital	831,739	842,844
Accumulated other comprehensive income	(80,938)	140,097
Retained earnings	3,003,152	2,827,287
Treasury stock	(524,552)	(451,261)

Total shareholders’ equity	3,324,627	3,459,193

Total liabilities and shareholders’ equity	$4,360,595	$4,410,819

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Year Ended December 31,
	2007	2006	2005
Net investment income	$23,716	$25,857	$16,499
Realized investment gains (losses)	131	(9,023)	419
Other income	-0-	5,142	13,482

Total revenue	23,847	21,976	30,400

General operating expenses	17,582	14,205	9,986
Reimbursements from affiliates	14	(9,504)	(10,392)
Interest expense	68,549	73,880	60,997

Total expenses	86,145	78,581	60,591

Operating income (loss) before income taxes and equity in earnings of affiliates	(62,298)	(56,605)	(30,191)
Income taxes	22,425	27,041	21,493

Net operating loss before equity in earnings of affiliates	(39,873)	(29,564)	(8,698)
Equity in earnings of affiliates	567,408	548,195	504,088

Net income	$527,535	$518,631	$495,390

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash provided from (used for) operations before dividends from subsidiaries	$(27,803)	$(13,776)	$4,754
Cash dividends from subsidiaries	458,017	427,747	365,458

Cash provided from operations	430,214	413,971	370,212

Cash provided from (used for) investing activities:
Acquisition of investments	-0-	(39,574)	-0-
Disposition of investments	42,348	4,043	1,540
Net decrease (increase) in temporary investments	(11,082)	4,326	(10,491)
Investment in subsidiaries	(18,043)	-0-	-0-
Additions to properties	(26)	(28)	(55)

Cash provided from (used for) investing activities	13,197	(31,233)	(9,006)

Cash provided from (used for) financing activities:
Issuance of 7.1% Junior Subordinated Debentures (net of $4.3 million issue expenses)	-0-	119,458	-0-
Issuance of 6 3/8% Senior Notes	-0-	245,961	-0-
Repayment of 6 1/4% Senior Notes	-0-	(180,000)	-0-
Repayment of 7 3/4% Junior Subordinated Debentures	-0-	(154,639)	-0-
Acquisition of 7 7/8% Notes	-0-	(3,659)	-0-
Net issuance (repayment) of commercial paper	32,322	(31,917)	31,299
Issuance of stock	42,636	21,451	217,257
Acquisitions of treasury stock	(451,791)	(344,861)	(554,946)
Borrowings from subsidiaries	3,400	15,800	14,800
Excess tax benefit on stock option exercises	2,873	1,033	-0-
Payment of dividends	(72,851)	(71,365)	(69,616)

Cash provided from (used for) financing activities	(443,411)	(382,738)	(361,206)

Net decrease in cash	-0-	-0-	-0-
Cash balance at beginning of period	-0-	-0-	-0-

Cash balance at end of period	$-0-	$-0-	$-0-

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Amounts in thousands)

Note A—Dividends from Subsidiaries

Cash dividends paid to Torchmark from the consolidated subsidiaries were as follows:

	2007	2006	2005
Consolidated subsidiaries	$458,017	$427,747	$365,458

Note B—Supplemental Disclosures of Cash Flow Information

The following table summarizes noncash transactions, which are not reflected on the Condensed Statements of Cash Flows:

	Year Ended December 31,
	2007	2006	2005
Paid-in capital from tax benefit for stock option exercises	$2,873	$1,033	$8,115
Other stock-based compensation not involving cash	8,106	6,576	1,375
Dividend of affiliate applied to loan balance	15,700	14,800	-0-

The following table summarizes certain amounts paid (received) during the period:

	Year Ended December 31,
	2007	2006	2005
Interest paid*	$68,034	$73,547	$60,380
Income taxes received	(20,332)	(20,514)	(19,513)

*	The interest cost reductions resulting from the cash settlements of Torchmark’s interest-rate swaps are netted against realized investment losses.

Note C—Special Items

In 2007, a Federal income tax benefit of $1.2 million was recorded relating to Internal Revenue Service examinations of prior years.

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

See accompanying Report of Independent Registered Public Accounting Firm.

TORCHMARK CORPORATION

SCHEDULE IV. REINSURANCE (CONSOLIDATED)

(Amounts in thousands)

	Gross Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

For the Year Ended December 31, 2007:
Life insurance in force	$143,316,407	$1,495,095	$2,033,069	$143,854,381	1.4%

Premiums:(2)
Life insurance	$1,505,784	$7,651	$19,500	$1,517,633	1.3%
Health insurance	1,241,471	4,676	–0–	1,236,795	0%

Total premium	$2,747,255	$12,327	$19,500	$2,754,428.7%

For the Year Ended December 31, 2006:
Life insurance in force	$139,033,372	$1,518,640	$2,100,189	$139,614,921	1.5%

Premiums:(2)
Life insurance	$1,457,512	$7,492	$19,882	$1,469,902	1.4%
Health insurance	1,242,350	4,818	–0–	1,237,532	0%

Total premium	$2,699,862	$12,310	$19,882	$2,707,434	7%

For the Year Ended December 31, 2005:
Life insurance in force	$137,086,106	$1,564,944	$2,146,473	$137,667,635	1.6%

Premiums:(2)
Life insurance	$1,398,402	$7,479	$20,164	$1,411,087	1.4%
Health insurance	1,018,838	3,981	–0–	1,014,857	0%

Total premium	$2,417,240	$11,460	$20,164	$2,425,944.8%

(1)	No amounts have been netted against ceded premium
(2)	Excludes policy charges of $52,331; $54,365; and $57,201 in each of the years 2007, 2006, and 2005, respectively.

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

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHARLES E. ADAIR *	By:	/s/ LLOYD W. NEWTON *
	Charles E. Adair		Lloyd W. Newton
	Director		Director

By:	/s/ DAVID L. BOREN *	By:	/s/ SAM R. PERRY *
	David L. Boren		Sam R. Perry
	Director		Director

By:	/s/ M. JANE BUCHAN *	By:	/s/ LAMAR C. SMITH *
	M. Jane Buchan		Lamar C. Smith
	Director		Director

By:	/s/ ROBERT W. INGRAM *	By:	/s/ PAUL J. ZUCCONI *
	Robert W. Ingram		Paul J. Zucconi
	Director		Director

By:	/s/ JOSEPH L. LANIER, JR. *
Joseph L. Lanier, Jr.
Director

Date: February 28, 2008

*By:	/s/ GARY L. COLEMAN
Gary L. Coleman
Attorney-in-fact