Form 10-Q
period 2008-03-31
TORCHMARK CORP
filed 2008-05-12
CIK 320335

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐  (Do not check if a smaller reporting company)     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT April 30, 2008
Common Stock, $1.00 Par Value	89,803,030

Index of Exhibits (Page 48).

Total number of pages included are 49.

TORCHMARK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	March 31, 2008	December 31, 2007 *
	(Unaudited)
Assets

Investments:
Fixed maturities, available for sale, at fair value
(amortized cost: 2008—$9,548,760 ; 2007—$9,329,149)	$9,108,559	$9,226,045
Equity securities, at fair value
(cost: 2008—$18,777 ; 2007—$18,776)	19,831	21,295
Policy loans	346,599	344,349
Other long-term investments	74,734	69,290
Short-term investments	84,368	111,220

Total investments	9,634,091	9,772,199
Cash	7,944	20,098
Accrued investment income	182,952	172,783
Other receivables	91,482	96,750
Deferred acquisition costs and value of insurance purchased	3,217,875	3,159,051
Goodwill	423,519	423,519
Other assets	178,701	173,833
Separate account assets	1,235,785	1,423,195

Total assets	$14,972,349	$15,241,428

Liabilities and Shareholders’ Equity

Liabilities:
Future policy benefits	$8,125,428	$7,958,983
Unearned and advance premiums	87,468	86,714
Policy claims and other benefits payable	258,002	256,462
Other policyholders’ funds	90,236	89,958

Total policy liabilities	8,561,134	8,392,117

Deferred and accrued income taxes	898,156	966,008
Other liabilities	233,796	210,990
Short-term debt	241,099	202,058
Long-term debt (fair value: 2008—$659,304; 2007—$655,543)	598,138	598,012
Due to affiliates	124,421	124,421
Separate account liabilities	1,235,785	1,423,195

Total liabilities	11,892,529	11,916,801

Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: -0- in 2008 and in 2007	0	0
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2008—94,874,748 issued, less 5,088,358 held in treasury and 2007—94,874,748 issued, less 2,699,333 held in treasury)	94,875	94,875
Additional paid-in capital	480,673	481,228
Accumulated other comprehensive income (loss)	(289,800)	(80,938)
Retained earnings	3,108,298	3,003,152
Treasury stock, at cost	(314,226)	(173,690)

Total shareholders’ equity	3,079,820	3,324,627

Total liabilities and shareholders’ equity	$14,972,349	$15,241,428

*	Derived from audited financial statements

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended March 31,
	2008	2007
Revenue:
Life premium	$402,948	$391,468
Health premium	303,664	335,278
Other premium	3,981	5,066

Total premium	710,593	731,812

Net investment income	166,903	162,580
Realized investment gains (losses)	(6,964)	10,049
Other income	1,901	1,534

Total revenue	872,433	905,975

Benefits and expenses:
Life policyholder benefits	267,285	260,389
Health policyholder benefits	219,375	237,347
Other policyholder benefits	7,741	6,740

Total policyholder benefits	494,401	504,476

Amortization of deferred acquisition costs	98,638	97,226
Commissions and premium taxes	38,735	39,840
Other operating expense	46,057	42,881
Interest expense	16,172	17,257

Total benefits and expenses	694,003	701,680

Income before income taxes	178,430	204,295
Income taxes	(60,257)	(69,104)

Net income	$118,173	$135,191

Basic net income per share	$1.30	$1.39

Diluted net income per share	$1.29	$1.37

Dividends declared per common share	$0.13	$0.13

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended March 31,
	2008	2007
Net income	$118,173	$135,191

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(344,035)	(11,736)
Less: reclassification adjustment for gains (losses) on securities included in net income	5,861	(9,646)
Less: reclassification adjustment for amortization of discount and premium	(2,688)	(926)
Less: foreign exchange adjustment on securities marked to market	2,301	(478)

Unrealized gains (losses) on securities	(338,561)	(22,786)
Unrealized gains (losses) adjustment to deferred acquisition costs	18,703	372

Total unrealized investment gains (losses)	(319,858)	(22,414)
Less applicable taxes	111,950	7,845

Unrealized gains (losses), net of tax	(207,908)	(14,569)

Foreign exchange translation adjustments	(2,338)	647
Less applicable taxes	817	(226)

Foreign exchange translation adjustments, net of tax	(1,521)	421

Pension adjustments:
Adoption of Supplemental Executive Retirement Plan	0	(15,419)
Amortization of pension costs	873	583

Pension adjustments	873	(14,836)
Less applicable taxes	(306)	5,193

Pension adjustments, net of tax	567	(9,643)

Other comprehensive income (loss)	(208,862)	(23,791)

Comprehensive income (loss)	$(90,689)	$111,400

See accompanying Notes to Consolidated Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2008	2007
Cash provided from operations	$232,933	$246,908

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	44,388	22,984
Fixed maturities available for sale—matured, called, and repaid	165,476	470,706
Other long-term investments	871	6,937

Total investments sold or matured	210,735	500,627

Investments acquired:
Fixed maturities	(430,576)	(546,181)
Other long-term investments	(2,264)	(4,504)

Total investments acquired	(432,840)	(550,685)

Net (increase) decrease in short-term investments	26,852	50,094
Net effect of change in payable or receivable for securities	25,462	(55,412)
Disposition of properties	153	1,600
Additions to properties	(4,385)	(2,969)
Acquisitions of low-income housing tax credit interests	(10,639)	(8,956)
Acquisition of DMAD	0	(47,110)

Cash used for investment activities	(184,662)	(112,811)

Cash provided from (used for) financing activities:
Proceeds from exercise of stock options	1,932	37,166
Net borrowings (repayments) of commercial paper	39,041	(16,874)
Tax benefit from stock option exercises	449	5,482
Acquisition of treasury stock	(147,541)	(209,683)
Cash dividends paid to shareholders	(11,765)	(12,757)
Net receipts (withdrawals) from deposit product operations	57,461	46,181

Cash used for financing activities	(60,423)	(150,485)

Effect of foreign exchange rate changes on cash	(2)	0

Net increase (decrease) in cash	(12,154)	(16,388)
Cash at beginning of year	20,098	16,716

Cash at end of period	$7,944	$328

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at March 31, 2008, and the consolidated results of operations, comprehensive income and cash flows for the periods ended March 31, 2008 and 2007.

Note B—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended March 31,
	2008	2007
Basic weighted average shares outstanding	90,788,310	97,485,266
Weighted average dilutive options outstanding	1,088,347	1,540,961

Diluted weighted average shares outstanding	91,876,657	99,026,227

Antidilutive shares*	1,263,689	306,770

*	Antidilutive shares are excluded from the calculation of diluted earnings per share.

Unless otherwise specified, earnings per share data is assumed to be on a diluted basis.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans

Components of Post-Retirement Benefit Costs

	Three Months ended March 31,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Service cost	$1,890	$2,328	$162	$170
Interest cost	3,637	3,388	248	239
Expected return on assets	(3,880)	(4,635)	0	0
Prior service cost	855	517	0	0
Net actuarial (gain)/loss	59	165	(86)	(89)

Net periodic benefit cost	$2,561	$1,763	$324	$320

As of March 31, 2008, Torchmark has contributed $2.5 million to its qualified funded pension plan. The Company plans to make additional contributions during the remainder of 2008 not to exceed $20 million.

In January, 2007, Torchmark adopted the Supplemental Executive Retirement Plan (SERP), a non-qualified defined-benefit pension plan. The unfunded obligation under this plan was $17 million at December 31, 2007. During 2008, the Company intends to fund the plan’s obligations in a “Rabbi” trust.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Fair Value Measurements

Effective January 1, 2008, Torchmark adopted Financial Accounting Standards Board Statement No. 157, Fair Value Measurements (SFAS 157). This Statement clarifies the definition of fair value, establishes a hierarchy for measuring fair value, and expands disclosures about measurement methodology and its effects on fair value. It does not change which assets or liabilities are measured at fair value. The provisions of SFAS 157 are to be applied prospectively.

The hierarchy established by SFAS 157 consists of three levels to indicate the quality of the fair value measurements as described below:

•	Level 1 – fair values are based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

•

Level 2 – fair values are based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs that can otherwise be corroborated by observable market data.

•

Level 3 – fair values are based on inputs that are considered unobservable where there is little, if any, market activity for the asset or liability as of the measurement date. In this circumstance, the Company has to rely on values derived by independent brokers or internally-developed assumptions. Unobservable inputs are developed based on the best information available to the Company which may include the Company’s own data or bid and ask prices in the dealer market.

The adoption of SFAS 157 had no material impact on Torchmark’s financial position or results of operations, as Torchmark’s assets and liabilities have historically been measured substantially in accordance with its provisions. However, additional information about fair value measurements in accordance with SFAS 157 is presented in the tables below.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Fair Value Measurements (continued)

The following table represents assets measured at fair value on a recurring basis:

	Fair Value Measurements at 3/31/08 Using:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Asset and mortgage-backed securities	$0	$74,139	$106,988	$181,127
Corporates	208,395	8,076,787	132,910	8,418,092
Other*	0	508,490	850	509,340

Total fixed maturities	208,395	8,659,416	240,748	9,108,559

Equities	17,435	1,802	594	19,831

Total	$225,830	$8,661,218	$241,342	$9,128,390

Percent of total	2.5%	94.9%	2.6%	100.0%

*	Includes U.S. government, government-sponsored enterprises, municipals, and foreign governments.

The majority of our fixed-maturities are not traded actively and direct quotes are not generally available.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Fair Value Measurements (continued)

The following table represents changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset-backed securities	Corporates	Other	Equities	Total
Balance at January 1, 2008	$127,607	$170,086	$819	$594	$299,106
Total gains or losses:
Included in realized gains/losses	0	22	0	0	22
Included in other comprehensive income	(26,987)	(8,380)	31	0	(35,336)
Purchases, issuances, and settlements (net)	(550)	(785)	0	0	(1,335)
Transfers in and/or out of Level 3	6,918	(28,033)	0	0	(21,115)

Balance at March 31, 2008	$106,988	$132,910	$850	$594	$241,342

Asset-backed securities considered Level 3 are backed by corporate debt, primarily trust preferred securities issued by banks and insurance companies. The collateral for these securities contains no subprime or Alt-A mortgages.

There were no gains or losses on Level 3 securities for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

Also during the 2008 period, certain real estate holdings, measured on a nonrecurring special-event basis, were written down because the carrying values of these properties were not expected to be recoverable. The fair values were determined based on recent sales of similar properties (Level 2 observable inputs). The writedowns consisted of company-occupied property in the amount of $2.1 million ($1.4 million after tax) and investment real estate in the amount of $1.1 million ($.7 million after tax). The loss on company-occupied property was included in operating expenses and the loss on invested real estate was included as a realized investment loss.

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

The investment segment includes the management of the investment portfolio, debt, and cash flow. Management’s measure of profitability for this segment is excess investment income, which is the income earned on the investment portfolio less the interest credited on net policy liabilities and financing costs. Financing costs include the interest on Torchmark’s debt. Other income and insurance administrative expense are classified in a separate “Other” segment.

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

Torchmark provides coverage under the Medicare Part D prescription drug plan for Medicare beneficiaries. In accordance with GAAP, Part D premiums are recognized evenly throughout the year when they become due but benefit costs are recognized when the costs are incurred. Due to the design of the Part D product, premiums are evenly distributed throughout the year, but benefit costs are much higher earlier in the year. As a result, under GAAP, benefit costs can exceed premiums in the first part of the year, but be less than premiums during the remainder of the year. For segment reporting purposes, Torchmark has elected to defer $17.2 million excess benefits incurred in the first three months of 2008 to the remainder of the year in order to more closely match the benefit cost with the associated revenue. In the 2007 period, $20.5 million in excess benefits were deferred. For the full year of 2007, the total premiums and benefits were the same under this alternative method as they were under GAAP and are expected to be so in 2008. The Company’s presentation results in the underwriting margin percentage of each interim period reflecting the expected margin percentage for the full year. In addition, GAAP recognizes in each quarter a government risk-sharing premium adjustment consistent with the contract as if the quarter represented an entire contract period. Torchmark did not include this $3.9 million GAAP adjustment in the first three months of 2008 or the comparable $15.7 million adjustment in the first three months of 2007 for segment reporting purposes. These adjustments were removed because these contract payments are based upon the experience of the full contract year, not the experience of interim periods. The 2008 reduction in the risk-sharing premium resulted from scheduled changes to the Centers of Medicare and Medicaid Services (CMS) risk-share formula and refinements to the Company’s estimate of interim risk-share premium adjustments on certain product enhancements which had the effect of accelerating claim payments. For the entire year, we expect our benefit ratio to be in line with the prior year and we do not

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

expect to receive any government risk-sharing premium. The net after-tax difference between the interim results as presented for segment purposes and GAAP is an after-tax charge of $8.6 million in 2008 and $3.1 million in 2007.

In the first three months of 2008, Torchmark received a pre-tax litigation settlement, net of expenses, of $1.3 million ($.9 million after tax) from litigation concerning an investment owned and disposed of several years ago. Net legal costs relating to litigation issues arising in prior periods of $324 thousand were expensed in 2007 ($211 thousand after tax). The Company also benefited from $350 thousand in Federal income tax issues settled in the 2007 quarter related to returns filed several years ago. Management removes issues related to prior periods such as these when analyzing its ongoing core results. Additionally, a Torchmark subsidiary began a program in late 2006 to dispose of its agency office buildings, replacing them with rental facilities. Because of the scale of this nonoperating program in 2007, $903 thousand of gain from the sales ($587 thousand after tax) did not apply to 2007 core results and were removed for segment purposes. These gains are included in “Other income” in the Consolidated Statements of Operations. In 2008, gains from these sales were immaterial as this program is drawing to a close.

The following tables total the components of Torchmark’s operating segments and reconcile these operating results to its pretax income and each significant line item in its Consolidated Statements of Operations.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the three months ended March 31, 2008
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$402,948	$299,716	$3,981			$3,948	(1)	$710,593
Net investment income				$166,837		66	(2)	166,903
Other income					$847	1,054	(4,5,6)	1,901

Total revenue	402,948	299,716	3,981	166,837	847	5,068		879,397

Expenses:
Policy benefits	267,285	202,156	7,741			17,219	(1)	494,401
Required interest on net reserves	(100,417)	(7,611)	(8,459)	116,487				0
Amortization of acquisition costs	110,184	34,119	3,518	(49,183)				98,638
Commissions and premium tax	18,321	20,649	56			(291	) (4)	38,735
Insurance administrative expense(3)					39,773	2,129	(7)	41,902
Parent expense					1,659			1,659
Stock compensation expense					2,496			2,496
Financing costs:
Debt				16,106		66	(2)	16,172

Total expenses	295,373	249,313	2,856	83,410	43,928	19,123		694,003

Subtotal	107,575	50,403	1,125	83,427	(43,081)	(14,055)		185,394
Nonoperating items						14,055	(1,5,6,7)	14,055

Measure of segment profitability (pretax)	$107,575	$50,403	$1,125	$83,427	$(43,081)	$0		199,449

Deduct applicable income taxes								(67,614)

Segment profits after tax	131,835

Add back income taxes applicable to segment profitability	67,614
Add (deduct) realized investment gains (losses)	(6,964)
Add (deduct) net costs from legal settlements (5)	1,327
Deduct Part D adjustment (1)	(13,271)
Add gain from sale of agency buildings (6)	18
Deduct loss on company-occupied property (7)	(2,129)

Pretax income per Consolidated Statement of Operations	$178,430

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to FIN46R (accounting rule requiring deconsolidation of Trust Preferred Securities). Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Legal settlements.
(6)	Gain from sale of agency buildings.
(7)	Loss on company-occupied property.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the three months ended March 31, 2007
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$391,468	$319,574	$5,066			$15,704	(1)	$731,812
Net investment income				$162,514		66	(2)	162,580
Other income					$887	647	(4,6)	1,534

Total revenue	391,468	319,574	5,066	162,514	887	16,417		895,926
Expenses:
Policy benefits	260,389	216,834	6,740			20,513	(1)	504,476
Required interest on net reserves	(94,672)	(6,859)	(7,391)	108,922				0
Amortization of acquisition costs	105,661	35,174	3,026	(46,635)				97,226
Commissions and premium tax	18,328	21,718	50			(256	) (4)	39,840
Insurance administrative expense(3)					38,687	324	(5)	39,011
Parent expense					1,826			1,826
Stock compensation expense					2,044			2,044
Financing costs:
Debt				17,191		66	(2)	17,257

Total expenses	289,706	266,867	2,425	79,478	42,557	20,647		701,680

Subtotal	101,762	52,707	2,641	83,036	(41,670)	(4,230)		194,246
Nonoperating items						4,230	(1,5,6)	4,230

Measure of segment profitability (pretax)	$101,762	$52,707	$2,641	$83,036	$(41,670)	$0		198,476

Deduct applicable income taxes								(67,417)

Segment profits after tax	131,059

Add back income taxes applicable to segment profitability	67,417
Add (deduct) realized investment gains (losses)	10,049
Add (deduct) net proceeds from legal settlements (5)	(324)
Deduct Part D adjustment (1)	(4,809)
Add gain from sale of agency buildings (6)	903

Pretax income per Consolidated Statement of Operations	$204,295

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to FIN46R (accounting rule requiring deconsolidaton of Trust Preferred Securities). Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Legal settlements related to disposed subsidiary.
(6)	Gain from sale of agency buildings.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Three months ended March 31,		Increase (Decrease)
	2008	2007	Amount	%
Life insurance	$107,575	$101,762	$5,813	6
Health insurance	50,403	52,707	(2,304)	(4)
Annuity	1,125	2,641	(1,516)	(57)
Other:
Other income	847	887	(40)	(5)
Administrative expense	(39,773)	(38,687)	(1,086)	3
Investment	83,427	83,036	391	0
Corporate and adjustments	(4,155)	(3,870)	(285)	7

Pretax total	199,449	198,476	973	0
Applicable taxes	(67,614)	(67,417)	(197)	0

After-tax total	131,835	131,059	776	1
Reconciling items:
Realized gains (losses) (after tax)	(4,526)	6,532	(11,058)
Part D adjustment (after tax)	(8,626)	(3,126)	(5,500)
Tax settlements from issues related to prior years	0	350	(350)
Net proceeds (costs) of legal settlements (after tax)	862	(211)	1,073
Gain on sale of agency buildings (after tax)	12	587	(575)
Loss on company-occupied property (after tax)	(1,384)	0	(1,384)

Net income	$118,173	$135,191	$(17,018)	(13)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The tables in Note E—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the three-month periods ended March 31, 2008 and 2007. Additionally, this note provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles those measures to our net income. That summary is reproduced below from the Consolidated Financial Statements to present our overall operations in the manner that management views the business.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Three months ended March 31,		Increase (Decrease)
	2008	2007	Amount	%
Life insurance	$107,575	$101,762	$5,813	6
Health insurance	50,403	52,707	(2,304)	(4)
Annuity	1,125	2,641	(1,516)	(57)
Other:
Other income	847	887	(40)	(5)
Administrative expense	(39,773)	(38,687)	(1,086)	3
Investment	83,427	83,036	391	0
Corporate and adjustments	(4,155)	(3,870)	(285)	7

Pretax total	199,449	198,476	973	0
Applicable taxes	(67,614)	(67,417)	(197)	0

After-tax total	131,835	131,059	776	1
Reconciling items:
Realized gains (losses) (after tax)	(4,526)	6,532	(11,058)
Part D adjustment (after tax)	(8,626)	(3,126)	(5,500)
Tax settlements from issues related to prior years	0	350	(350)
Net proceeds (costs) from legal settlements (after tax)	862	(211)	1,073
Gain on sale of agency buildings (after tax)	12	587	(575)
Loss on company-occupied property (after tax)	(1,384)	0	(1,384)

Net income	$118,173	$135,191	$(17,018)	(13)

A discussion of operations by each segment follows later in this report. These discussions compare the first three months of 2008 with the same period of 2007, unless otherwise noted.

Highlights, comparing the first three months of 2008 with the first three months of 2007. Net income per diluted share decreased 6% to $1.29. Included in net income are after-tax realized investment losses of $.05 per share in 2008 compared with net gains of $.07 per share in 2007. Additionally, as explained in Note E – Business Segments, differences in our estimate of interim results for Medicare Part D as we view this product for segment purposes and GAAP resulted in a $9 million after-tax charge to 2008 earnings or $.09 per share, compared with a charge of $3 million after-tax or $.03 per share in the prior period. Because we expect our 2008 benefit ratios to be approximately the same as those of 2007, these differences should diminish by year end 2008.

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

Total premium income declined 3% for the quarter to $711 million, as health premium declined 9%. Total net sales, excluding Medicare Part D net sales, declined 7% to $112 million. Also excluding Part D, first-year collected premium declined 7% to $92 million for the three months.

Life insurance premium income grew 3% to $403 million. Life net sales increased in each of Torchmark’s major distribution groups, increasing 13% in total to $70 million. First-year collected life premium increased 2% to $51 million. Life underwriting margins increased 6% to $108 million, as a result of the 3% premium growth and a larger proportion of higher-margin American Income business.

Health insurance premium income, excluding Medicare Part D premium, decreased 4% to $253 million. Health net sales, excluding Part D, declined 29% to $42 million, as a result of the increased turnover of agents in our United American Branch Office Agency. This Agency has been facing increased competition. First-year collected health premium, excluding Part D, declined 16% to $41 million. Underwriting income of $46 million remained at 18% of premium in 2008.

Our Medicare Part D prescription drug business is a component of the health insurance segment. A reconciliation between how management views Medicare Part D business and GAAP is found under the caption Medicare Part D in this report. In the manner we view our Medicare Part D business as described in Note E – Business Segments, policyholder premium was $47 million in 2008, a decrease of 15%. Underwriting income declined 4% to $5 million.

Excess investment income per diluted share increased 8% to $.91, even though excess investment income was flat at $83 million. Net investment income increased 2.7% or $4 million, but was offset by a $5 million increase in interest cost on net insurance policy liabilities. Investment income was also impacted by our additional investment in 2007 of $256 million in tax-exempt fixed maturities, which reduced net investment income but also effectively reduced taxes. On a tax-equivalent basis, investment income rose 3.2%. Financing costs declined in the period primarily as a result of lower short-term rates on our commercial paper facility.

In recent periods, because new investments of suitable quality have only been available at lower rates, we could only invest at yields below our portfolio average. In the 2008 quarter, however, we were able to invest new money at an effective annual yield on new investments of 7.25%, the highest yield available in five years. This yield compares with an average portfolio yield of 6.99% (at March 31, 2008). The fixed-maturity portfolio at fair value accounted for 95% of total investments at March 31, 2008.

We have an on-going share repurchase program which began in 1986 and was reaffirmed at the July 26, 2007 Board of Directors’ meeting. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. In the first quarter of 2008, we acquired 2.5 million shares of the Company’s common stock in the open market at a cost of $148 million ($59.07 average price per share). Of the $148 million, $145 million was from excess operating cash flow, which was used to repurchase 2.5 million shares, and $2 million was from the cash received from stock option exercises by current and former employees. Proceeds from these option exercises were used to repurchase 35 thousand shares in order to reduce dilution from the exercises.

A detailed discussion of our operations by component segment follows.

Life insurance, comparing the first three months of 2008 with the first three months of 2007. Life insurance is our predominant segment, representing 57% of premium income and 68% of insurance underwriting margin in the first quarter of 2008. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the Investment segment. Life insurance premium income increased 3% to $403 million. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase (Decrease)
	2008		2007
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$128,635	32	$122,677	31	$5,958	5
American Income Exclusive Agency	115,483	29	106,446	27	9,037	8
Liberty National Exclusive Agency	72,052	18	74,207	19	(2,155)	(3)
Other Agencies	86,778	21	88,138	23	(1,360)	(2)

Total Life Premium	$402,948	100	$391,468	100	$11,480	3

We view net sales, as defined earlier in this report, as an indicator of new business production. Net sales of life insurance for the three months grew 13% over the same period of the prior year to $70 million, with each of our four distribution groups’ net sales rising over the prior year quarter. An analysis of life net sales by distribution group is presented below.

Life Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase (Decrease)
	2008		2007
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$30,556	43	$28,238	45	$2,318	8
American Income Exclusive Agency	24,355	35	20,898	34	3,457	17
Liberty National Exclusive Agency	10,050	14	8,782	14	1,268	14
Other Agencies	5,533	8	4,457	7	1,076	24

Total Life Net Sales	$70,494	100	$62,375	100	$8,119	13

First-year collected life premium, defined earlier in this report, was $51 million in the 2008 period, rising 2% over the prior-year period. First-year collected life premium by distribution group is presented in the table below.

Life Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase (Decrease)
	2008		2007
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$20,602	40	$19,659	39	$943	5
American Income Exclusive Agency	19,237	38	17,985	36	1,252	7
Liberty National Exclusive Agency	6,924	13	7,834	15	(910)	(12)
Other Agencies	4,499	9	4,861	10	(362)	(7)

Total	$51,262	100	$50,339	100	$923	2

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

Insert media, which targets primarily the adult market, involves placing our insurance solicitations as advertising inserts into a variety of media, such as coupon packets, newspapers, bank statements, and billings. This media was historically placed by Direct Marketing and Advertising Distributors, Inc. (DMAD), previously an unrelated entity with which we have had a relationship for fifteen years. Over this period, the insert media component of this operation grew to represent over half of Direct Response net sales. In the first quarter of 2007, we acquired DMAD and integrated their operations during 2007. We believe that control of this insert media outlet has expanded Direct Response’s marketing opportunities.

Direct Response’s life premium income rose 5% to $129 million, representing 32% of Torchmark’s total life premium, the largest contribution of any distribution system. Net sales of $31 million rose 8% and first-year collected premium of $21 million rose 5% over the prior year period.

The American Income Exclusive Agency markets primarily to members of labor unions, but also to credit unions and other associations. This agency produced premium income of $115 million, an increase of 8%. American Income is Torchmark’s fastest growing agency. Net sales increased 17% to $24 million while first-year collected premium rose 7% to $19 million. Growth in sales in our captive agencies is highly dependent on growing the size of the agency force. The American Income agent count was 2,616 at March 31, 2008, 3% higher than at 2007 year end (2,545) and 9% greater than a year ago (2,405). The American Income agency continues to emphasize the recruiting and retention of new agents, focusing on an incentive program to reward growth in both recruiting and production.

The Liberty National Exclusive Agency markets life insurance to middle-income customers primarily in the Southeast. Life premium income was $72 million, compared with $74 million in the 2007 period, a 3% decline. Liberty’s net sales increased 14% to $10 million, while first-year collected premium declined 12% to $6.9 million. The increase in net sales, a lead indicator, is indicative of the recent reversal in a downward trend in the size of this agency, as the agent count has begun to rise since year-end 2006. The Liberty Agency had 2,840 producing agents at March 31, 2008, compared with 1,757 at March 31, 2007, an increase of 62%. Prior to 2007, Liberty had experienced a steep decline in agent count as a result of organizational changes implemented in 2006, involving a reorganization of this agency’s marketing leadership and a restructuring of its agent compensation system to provide greater sales incentives and to establish production minimums for agents. These changes led to terminations and resignations of agents not meeting these production minimums. While these changes led to a decline in agent count and sales, they resulted in improved margins and lowered insurance administrative expenses. Management believes that the production incentives and rewards of this compensation system has allowed the Agency to attract and retain more productive agents and that these changes will result in a more productive agency over the long term.

The Other Agencies distribution systems offering life insurance include the Military Agency, the United American Independent and Branch Office Agencies (both of which predominately write health insurance), United Investors, and various minor distribution channels. The Other Agencies distribution group contributed $87 million of life premium income, or 21% of Torchmark’s total in the 2008 period, but contributed only 8% of net sales.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2008		2007
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$402,948	100	$391,468	100	$11,480	3
Net policy obligations	166,868	41	165,717	42	1,151	1
Commissions and acquisition expense	128,505	32	123,989	32	4,516	4

Insurance underwriting income before other income and administrative expense	$107,575	27	$101,762	26	$5,813	6

Life insurance underwriting income before insurance administrative expense was $108 million, increasing 6%. This margin growth was largely caused by premium growth, but was also positively affected by a reduction in American Income’s obligation ratios in the 2008 quarter. As a percentage of life premium, underwriting margin improved to 27%.

Health insurance, comparing the first three months of 2008 with the first three months of 2007. Health premium accounted for 43% of our total premium in the 2008 period, while the health underwriting margin accounted for 32% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. Our health products are supplemental health plans that include a variety of limited-benefit health plans including hospital/surgical, cancer and accident plans sold to customers under age 65, as well as Medicare Supplements sold to Medicare enrollees. We also provide coverage under the Medicare Part D prescription plan. Medicare Part D business is shown as a separate health component and will be discussed separately in the analysis of the health segment.

Management does not view the government risk-sharing premium for Medicare Part D as a component of premium income. Excluding this risk-sharing premium, health insurance premium for the 2008 period was $300 million, declining 6%. Excluding all Medicare Part D premium, health premium was $253 million, a 4% decline over the prior period. A reconciliation between segment reporting for Part D and GAAP is presented and discussed under the caption Medicare Part D in this report.

The table below is an analysis of our health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase (Decrease)
	2008		2007
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency	$94,996	37	$103,768	39	$(8,772)	(8)
United American Branch Office Agency	94,146	37	96,904	37	(2,758)	(3)
Liberty National Exclusive Agency	34,390	14	36,376	14	(1,986)	(5)
American Income Exclusive Agency	17,916	7	16,873	6	1,043	6
Direct Response	11,647	5	10,965	4	682	6

Subtotal	253,095	100	264,886	100	(11,791)	(4)

Medicare Part D	46,621		54,688		(8,067)	(15)

Total Health Premium*	$299,716		$319,574		$(19,858)	(6)

*	Health premium per the segment analysis will not agree with health premium on the Consolidated Statement of Operations because of the Part D government risk-sharing premium adjustment, explained in Note E — Business Segments.

Presented below is a table of health net sales by distribution method.

Health Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase (Decrease)
	2008		2007
	Amount	% of Total	Amount	% of Total	Amount	%
United American Branch Office Agency	$25,331	61	$42,327	72	$(16,996)	(40)
United American Independent Agency	9,903	24	10,104	17	(201)	(2)
American Income Exclusive Agency	2,771	7	2,568	4	203	8
Liberty National Exclusive Agency	2,299	5	2,189	4	110	5
Direct Response	1,482	3	1,746	3	(264)	(15)

Subtotal	41,786	100	58,934	100	(17,148)	(29)

Medicare Part D*	9,225		10,784		(1,559)	(14)

Total Health Net Sales	$51,011		$69,718		$(18,707)	(27)

*	Net sales for Medicare Part D represents only new first-time enrollees.

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase (Decrease)
	2008		2007
	Amount	% of Total	Amount	% of Total	Amount	%
United American Branch Office Agency	$25,882	63	$31,671	65	$(5,789)	(18)
United American Independent Agency	8,836	22	10,416	21	(1,580)	(15)
American Income Exclusive Agency	2,788	7	2,825	6	(37)	(1)
Liberty National Exclusive Agency	1,985	5	2,245	5	(260)	(12)
Direct Response	1,155	3	1,370	3	(215)	(16)

Subtotal	40,646	100	48,527	100	(7,881)	(16)

Medicare Part D*	4,079		28,521		(24,442)	(86)

Total	$44,725		$77,048		$(32,323)	(42)

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

Below is an analysis of health net sales by product type.

Health Insurance

Net Sales by Product Type

(Dollar amounts in thousands)

	Three months ended March 31,				Increase (Decrease)
	2008		2007
	Amount	% of Total	Amount	% of Total	Amount	%
Limited-benefit plans	$35,467	85	$51,648	88	$(16,181)	(31)
Medicare Supplement	6,319	15	7,286	12	(967)	(13)

Subtotal	41,786	100	58,934	100	(17,148)	(29)

Medicare Part D*	9,225		10,784		(1,559)	(14)

Total	$51,011		$69,718		$(18,707)	(27)

*	Net sales for Medicare Part D represents only new first-time enrollees.

The following table is an additional presentation of first-year collected health premium by product type.

Health Insurance

First-Year Collected Premium by Product Type

(Dollar amounts in thousands)

	Three months ended March 31,				Increase (Decrease)
	2008		2007
	Amount	% of Total	Amount	% of Total	Amount	%
Limited-benefit plans	$34,423	85	$41,072	85	$(6,649)	(16)
Medicare Supplement	6,223	15	7,455	15	(1,232)	(17)

Subtotal	40,646	100	48,527	100	(7,881)	(16)

Medicare Part D*	4,079		28,521		(24,442)	(86)

Total	$44,725		$77,048		$(32,323)	(42)

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

Health insurance, excluding Medicare Part D. In recent periods, we have emphasized the sale of limited-benefit health insurance products rather than Medicare Supplement insurance, as customer demand for the limited-benefit hospital/surgical plans has increased and price competition and decreased demand for Medicare Supplements have caused reduced sales of that product. Even though Medicare Supplement premium of $128 million in the 2008 quarter was greater than our other health product premium of $125 million, the contribution to premium of other health products has increased rapidly. Medicare Supplement represented 51% of total health premium income for the first three months of 2008, compared with 53% a year earlier. However, net sales of limited-benefit plans were 85% of health sales in the 2008 quarter, compared with 88% in the 2007 period, reflecting other health’s dominance in new health product sales. Limited-benefit plan first-year collected premium accounted for 85% of collections in both periods.

The United American (UA) Branch Office and Independent Agencies are the predominant distributors of Torchmark’s health products, primarily limited-benefit hospital/surgical plans. These agencies accounted for $189 million or 75% of our 2008 health premium income, exclusive of Part D premium. In recent periods, the focus of these agencies has been toward an increased emphasis on limited-benefit hospital/surgical policies sold to customers under age 65. Accordingly, these agencies have expanded their product lines as increased consumer demand for under-age-65 supplemental health products has resulted from the growth in the number of Americans without health insurance.

The UA Branch Office is a captive agency which focuses on sales of limited-benefit hospital/surgical plans. The UA Branch Office Agency accounted for $94 million or 37% of health premium, excluding Part D. Health premium in this agency declined 3% for the quarter. This agency is Torchmark’s leading agency in health net sales at $25 million for the 2008 quarter, representing 61% of Company health net sales. However, net sales for the quarter declined 40% compared with the prior year and first-year collected premium fell 18% over the same period to $26 million. As is the case with all of our captive agency forces, growing the number of productive agents is critical to the growth in sales. In 2007, this agency had ongoing recruiting initiatives, resulting in very rapid growth during most of that year. The agent count was 3,151 at March 31, 2007, and rose to 3,346 agents at September 30, 2007. However, an increase in agent turnover, brought on by increased competition and expansion initiatives in this Agency that were too rapid, caused the agent count fall to 2,670 as of March 31, 2008. This decline in agent count resulted in the 2008 decline in net sales and first-year collected premium. The issues causing the turnover are being addressed. As a result, management expects the agent count to begin to stabilize in the near future.

The UA Independent Agency consists of independent agencies appointed with Torchmark who also sell for other companies. The UA Independent Agency is Torchmark’s largest carrier of Medicare Supplement insurance, with Medicare Supplement premium of $73 million for the 2008 period, representing approximately 57% of all Torchmark Medicare Supplement premium. However, sales and premium of this Agency have declined over the prior period. In the first three months of 2008, total net sales declined 2% to $10 million and total health premium fell 8% to $95 million.

Other agencies. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 25% of health premium in 2008 and 24% in 2007. The Liberty National Exclusive Agency, which accounted for 14% of 2008 health premium, markets primarily limited-benefit cancer products. The American Income Exclusive Agency also markets a variety of limited-benefit plans, primarily accident. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response is also involved in marketing Medicare Part D.

Medicare Part D. Coverage under Torchmark’s Medicare Part D prescription drug plan for Medicare beneficiaries is marketed through our Direct Response organization and our UA Independent and Branch Agencies. As described in Note E—Business Segments, we report our Medicare Part D business for segment analysis purposes as we view the business, in which expected full-year benefits are matched with the related premium income which is received evenly throughout the policy year. At this time, we have expensed benefits based on our expected benefit ratio of approximately 80% for the 2008 contract year. This ratio was also 80% for the full year 2007. We describe the differences between the segment analysis and GAAP in Note E. Due to the design of the Medicare prescription drug product, claims are expected to be heaviest early in the calendar year. Management believes that the use of the full-year loss ratio is an appropriate measure for interim results, and also that these reporting differences will arise only on an interim basis and will be eliminated at the end of a full year, as they did in the full year of 2007.

Medicare Part D underwriting results are summarized in the following chart, with corresponding adjustments for GAAP.

Medicare Part D

Summary of Medicare Part D Results

(Dollar amounts in thousands)

	Three months ended March 31, 2008
	Per Segment Analysis	% of Premium	Adjustments		GAAP
Premium	$46,621	100	$3,948	(1)	$50,569

Policy obligations	37,432	80	17,219	(2)	54,651
Pharmacy Benefit Manager fees	3,124	7			3,124
Amortization of acquisition costs	1,166	2			1,166

Insurance underwriting income before other income and administrative expense	$4,899	11	$(13,271)		$(8,372)

	Three months ended March 31, 2007
	Per Segment Analysis	% of Premium	Adjustments		GAAP
Premium	$54,688	100	$15,704	(1)	$70,392

Policy obligations	44,024	80	20,513	(2)	64,537
Pharmacy Benefit Manager fees	4,175	8			4,175
Amortization of acquisition costs	1,368	3			1,368

Insurance underwriting income before other income and administrative expense	$5,121	9	$(4,809)		$312

(1)	Reflects a receivable from the Centers of Medicare & Medicaid Services (CMS) for risk sharing related to claims we paid in the first three months. This receivable is not recognized in the segment analysis because:
-	The risk sharing adjustment, if any, will be based on contract year experience, not the experience of interim quarters, and
-	We do not anticipate that there will be a risk-sharing adjustment for the 2008 contract year. There was no risk-sharing adjustment in the 2007 full contract year.
(2)	Deferral of excess benefits incurred in earlier interim quarters to later quarters in order to more closely match the benefit cost with the associated revenue during the contract year.

Medicare Part D premium was $47 million in 2008 compared with $55 million in 2007, after removal of the risk-sharing adjustment in both periods noted above. The decline was a result of a decrease in enrollees in our Part D program.

We do not expect a high level of growth in the number of enrollees in our Medicare Part D coverage in future periods, as most eligible enrollees chose a carrier when the program was initiated in 2006. Also, because this is a government-sponsored program, regulatory changes could alter the outlook for this market.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Three months ended March 31, 2008
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$253,095	100	$46,621	100	$299,716	100
Net policy obligations	157,113	62	37,432	80	194,545	65
Commissons and acquisition expense	50,478	20	4,290	9	54,768	18

Insurance underwriting income before other income and administrative expense	$45,504	18	$4,899	11	$50,403	17

	Three months ended March 31, 2007
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$264,886	100	$54,688	100	$319,574	100
Net policy obligations	165,951	63	44,024	81	209,975	66
Commissons and acquisition expense	51,349	19	5,543	10	56,892	18

Insurance underwriting income before other income and administrative expense	$47,586	18	$5,121	9	$52,707	16

*	Health other than Medicare Part D.

Underwriting margins for health insurance declined 4% or $2 million to $50 million, as premium fell 6% to $300 million. As a percentage of health premium, underwriting margins rose 1%, however. Liberty’s health margin, as a percentage of premium, rose from 24% in 2007 to 26% in 2008. This increase was positively affected by changes to Liberty’s agent compensation system. American Income’s margin rose $.7 million or 12%. The American Income margin improvement resulted from both premium growth and a decline in its benefit ratio.

Annuities. We market both fixed and variable annuities. Annuities represent less than 1% of total premium income and total underwriting income. Annuities are not a major component of our marketing strategy and continue to diminish in relation to our other operations.

Operating expenses, comparing the first three months of 2008 with the first three months of 2007. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Three months ended March 31,
	2008		2007
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$17,396	2.5%	$16,941	2.3%
Other employee costs	8,391	1.2	7,783	1.1
Other administrative costs	11,550	1.6	10,863	1.5
Legal expense	2,436	0.3	3,100	0.4

Total insurance administrative expenses	39,773	5.6	38,687	5.3

Parent company expense	1,659		1,826
Stock compensation expense	2,496		2,044
Expenses related to settlement of prior period litigation	0		324
Loss on company-occupied property	2,129		0

Total operating expenses, per
Consolidated Statements of Operations	$46,057		$42,881

Insurance administrative expenses:
Increase (decrease) over prior year	2.8%		(3.6)%
Total operating expenses:
Increase (decrease) over prior year	7.4%		(3.1)%

Insurance administrative expenses increased 3% over the prior year period, primarily as a result of increases in salaries and other employee costs. The increase in employee costs was due to increased pension expense. Other administrative costs rose due to the completion of our new building, which added new service and depreciation expenses. Stock compensation expense increased as a result of restricted stock and stock option grants made since March, 2007.

As described in Note D – Fair Value Measurements, certain real estate occupied by the Company was determined to not be recoverable and was written down to fair value during the 2008 quarter. As a result, we recorded a one-time pre-tax charge of $2.1 million. Also described in Note E – Business Segments, we recorded a $324 thousand litigation settlement charge in 2007 relating to issues arising many years ago. As explained in Note E, we remove such nonoperating items and items related to prior years when evaluating current operating results in our segment analysis.

Investments (excess investment income), comparing the first three months of 2008 with the first three months of 2007. The Investment segment includes the management of capital resources, including investments, debt, and cash flow. As defined in Note E—Business Segments, excess investment income is the profitability measure used by management to evaluate the performance of the Investment segment. Management also views excess investment income per diluted share as an important performance measure for this segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the Investment segment to the consolidated earnings per share of the Company. Since 1986, we have used excess cash flow to repurchase Torchmark shares under our ongoing share repurchase program. We believe that such repurchases at the time they were made have provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the potential earnings foregone on cash that could have otherwise been invested in interest-bearing assets, but also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, management believes that excess investment income per diluted share is the most appropriate performance measure for the Investment segment.

The following table summarizes Torchmark’s investment income and excess investment income.

Excess Investment Income

(Dollar amounts in thousands)

	Three months ended March 31,		Increase (Decrease)
	2008	2007	Amount	%
Net investment income *	$166,837	$162,514	$4,323	3

Required interest on net insurance policy liabilities	(67,304)	(62,287)	(5,017)	8
Financing costs:
Interest on funded debt	(13,286)	(13,278)	(8)	0
Interest on short-term debt	(2,820)	(3,913)	1,093	(28)

Total financing costs	(16,106)	(17,191)	1,085	(6)

Excess investment income	$83,427	$83,036	$391	0

Excess investment income per share	$0.91	$0.84	$0.07	8

*	Net investment income per Torchmark’s segment analysis does not agree with Net investment income per the Consolidated Statements of Operations because management views our Trust Preferred Securities as consolidated debt, as presented in the Reconciliation in Note E—Business Segments.

As shown in the above table, excess investment income for the 2008 quarter was flat with the previous year’s quarter at $83 million. However, on a per-share basis, excess investment income rose 8% to $.91.

The largest component of excess investment income is net investment income, which increased by 3% to $167 million primarily as a result of the increase in invested assets. However, the increase in net investment income was lower than the 4% increase in average invested assets, which rose to $10.1 billion. In recent years, yields available on suitable new investments have generally been less than the average portfolio yield. However, the average yield rate on new investments during the first quarter of 2008 was 7.25%, exceeding the portfolio yield rate at the end of the first quarter of 2008 by 26 basis points. This yield on new acquisitions was the highest attained in five years.

The $4 million increase in net investment income was offset by increases in the required interest on net insurance policy liabilities. Required interest on net insurance policy liabilities increased by 8% to $67 million, consistent with the 7% change in average interest-bearing liabilities. Financing costs declined 6% to $16 million, as a result of lower short-term interest expense. The decline was reflective of a lower average short-term debt balance outstanding on our commercial paper borrowings and a decline in short-term rates from 5.3% in the 2007 period to 3.5% in 2008.

The following table reconciles interest expense per the Consolidated Statements of Operations to financing costs.

Reconciliation of Interest Expense to Financing Costs

(Amounts in thousands)

	For the three months ended March 31,
	2008	2007
Interest expense per Consolidated Statements of Operations	$16,172	$17,257
Reclassification of interest amount due to deconsolidation*	(66)	(66)

Financing costs	$16,106	$17,191

*	We view our outstanding 7.1% Trust Preferreds as debt. However, GAAP accounting rule FIN 46R requires that we substitute our 7.1% Junior Subordinated Debentures due to our Capital Trust III as reported debt (deconsolidation).

Excess investment income benefits from increases in long-term rates available on new investments and decreases in short-term borrowing rates. Of these two factors, higher investment rates have the greater impact because the amount of cash that we invest is significantly greater than the amount that we borrow at short-term rates.

Investments (acquisitions), comparing the first three months of 2008 with the first three months of 2007. Torchmark’s current investment policy calls for investing almost exclusively in investment-grade fixed maturities with long maturities that meet our quality and yield objectives. We are comfortable investing in securities with maturities exceeding twenty years, because they more closely match the long-term nature of our policy liabilities. If such longer-term securities do not meet our quality and yield objectives, new money is then invested short-term, with maturities less than five years. In the low interest-rate environment of the past few years, acquisitions of new investments have been made at yields lower than the average portfolio yield rate, causing a steady decline in the average portfolio yield. However, in the 2008 period, yields on new investments have increased as demonstrated in the chart below.

The following chart summarizes selected information for fixed-maturity purchases. The effective annual yield shown is the yield calculated to the potential termination date that produces the lowest yield. This date is commonly known as the “worst-call date.” For noncallable bonds, the worst-call date is always the maturity date. For callable bonds, the worst-call date is the call date that produces the lowest yield (or the maturity date, if the yield calculated to the maturity date is lower than the yield calculated to each call date.) Two different average life calculations are shown, average life to the next-call date and average life to the maturity date.

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the three months ended March 31,
	2008	2007
Cost of acquisitions:
Investment-grade corporate securities	$431	$394
Tax-exempt municipal securities	0	152

Total fixed-maturity acquisitions	$431	$546

Effective annual yield (one year compounded)*	7.25%	6.59%

Average life, in years to:
Next call	22.0	19.5
Maturity	34.6	29.2

Average rating	A-	A

*	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

During the first three months of 2008, we acquired $431 million of fixed maturities with an average effective yield of 7.25% and an average rating of A-. This compares with $546 million of fixed maturities with an average yield of 6.59% and an average rating of A acquired during the same period of 2007. The fixed maturities that we acquired during the 2008 period included a combination of investment-grade fixed maturity corporate bonds and investment-grade trust preferred securities (classified as redeemable preferred stocks). These securities spanned a diversified range of issuers, industry sectors, and geographical regions.

Investments (portfolio composition), comparing March 31, 2008 with March 31, 2007. Approximately 95% of our investments at fair value are in a diversified fixed-maturity portfolio. Policy loans, which are secured by policy cash values, make up an additional 4%. The remaining balance is comprised of other investments including equity securities, mortgage loans, and other long-term and short-term investments. At March 31, 2008, fixed maturities had a fair value of $9.1 billion, compared with $9.2 billion at December 31, 2007 and $9.2 billion at March 31, 2007. An analysis of our fixed-maturity portfolio by component at March 31, 2008 is as follows:

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
Corporates	$7,401	$179	$(395)	$7,185	78.9
Asset-backed securities	218	7	(44)	181	2.1
Other	530	8	(28)	510	5.5
Redeemable preferred stocks	1,400	22	(189)	1,233	13.5

Total fixed maturities	$9,549	$216	$(656)	$9,109	100.0

*	At fair value

An analysis of the fixed-maturity portfolio by quality rating at March 31, 2008 is as follows.

Fixed Maturities by Rating*

(Dollar amounts in millions)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$603	6	$590	7
AA	556	6	544	6
A	3,310	35	3,171	35
BBB**	4,401	46	4,203	46

Investment grade	8,870	93	8,508	94
Below investment grade:
BB	481	5	440	5
B	114	1	102	1
Below B	84	1	59	0

Below investment grade	679	7	601	6

	$9,549	100	$9,109	100

*	Rating based on Bloomberg composite
**	Of the amortized cost and fair value amounts shown as “BBB” in the above table, approximately 33% were rated BBB+, 44% were rated BBB, and 23% were rated BBB-.

The portfolio has an average quality rating of “A-.” Approximately 93% of the portfolio at amortized cost was considered investment grade. We have no direct investment exposure to subprime or Alt-A mortgages (loans for which the credit score was acceptable but some of the typical documentation was not provided). We have no derivatives or any other off-balance sheet investment arrangements, as all of our investments are carried on our Consolidated Balance Sheets. We have $89 million at fair value ($132 million book value) invested in collateralized debt obligations (CDOs), for which the average Bloomberg Composite rating at March 31, 2008 was A-. The collateral underlying these CDOs is primarily trust preferred securities issued by banks and insurance companies, and no subprime or Alt-A mortgages are included in the collateral.

Approximately 94% of our fixed-maturity holdings at book value are in corporate securities (including redeemable preferred and asset-backed securities). Investments in corporate fixed maturities are diversified in a wide range of industry sectors. At fair value, the following table presents the relative percentage of our largest holdings of corporate fixed maturities (over 2% of total) by industry sector at March 31, 2008.

Industry	%
Insurance carriers	22
Depository institutions	13
Electric, gas, sanitation services	13
Nondepository credit institutions (finance)	8
Oil & gas extraction	4
Communications	4
Chemicals & allied products	4
Food & kindred products	2
Security & commodity brokers	2
Railroad transportation	2
Transportation equipment	2
Petroleum refining & related industries	2
All other sectors *	22

100

*	No other individual industry sector represented more than 2% of Torchmark’s corporate fixed maturities.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At March 31, 2008	At December 31, 2007	At March 31, 2007
Average annual effective yield	6.99%	6.96%	6.98
Average life, in years, to:
Next call (1)	14.6	14.0	11.6
Maturity (1)	21.3	20.7	17.3
Effective duration to:
Next call (1), (2)	7.4	7.5	6.8
Maturity (1), (2)	9.4	9.6	8.8

(1)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and (b) based on the maturity date of all bonds, whether callable or not.
(2)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

The average life and duration of the portfolio increased over the prior year. This increase was largely attributable to a significant amount of turnover in the portfolio during the period and due to the average life and duration of the securities acquired being greater than the average life and duration of the securities that were disposed.

Realized Gains and Losses, comparing the first three months of 2008 with the first three months of 2007. As discussed in Note E—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity for reasons generally beyond the control of management, resulting in realized gains or losses. As discussed in Note E, realized gains and losses are incidental, but can be significant to the earnings from core insurance operations. As a result, these gains and losses can have a material impact on net income and, if included in core operating results, might cause those results not to be indicative of the past or future performance. For these reasons, management removes the effects of realized gains and losses when evaluating its overall operating results.

The following table summarizes our tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses), Net of Tax

(Dollar amounts in thousands, except for per share data)

	Three months ended March 31,
	2008		2007
	Amount	Per Share	Amount	Per Share
Fixed maturities and equities:
Investment sales	$(924)	$(.01)	$78	$.00
Investments called or tendered	(730)	(.01)	6,192.06
Writedowns	(2,155)	(.02)	0.00
Real estate	0	.00	262.01
Writedown of real estate	(717)	(.01)	0.00

Total	$(4,526)	$(.05)	$6,532	$0.07

During 2008, fixed maturity holdings of two non-financial issuers met our criteria for other-than-temporary impairment, resulting in a writedown of these securities in the amount of $3.3 million ($2.2 million after tax). Additionally, as described in Note D – Fair Value Measurements, we wrote down a real estate investment to fair value in the first quarter of 2008, resulting in a loss of $1.1 million ($717 thousand after tax).

Financial Condition

Liquidity. Our liquidity is evidenced by our positive cash flow, a portfolio of marketable investments, and the availability of a line of credit facility. Our insurance operations have historically generated cash flows well in excess of immediate requirements. Net cash inflows from operations were $233 million in the first three months of 2008 compared with $247 million in the same period of 2007. In addition to cash inflows from operations, Torchmark received $105 million in investment calls, $27 million in tenders, and $32 million of scheduled maturities or repayments during the 2008 three months.

Cash and short-term investments were $92 million at March 31, 2008, compared with $131 million at December 31, 2007 and $107 million at the end of March, 2007. In addition to these liquid assets, the entire $9.1 billion (fair value at March 31, 2008) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all of our fixed-income and equity securities are publicly traded. We generally expect to hold fixed-income securities to maturity. Even though these securities are available for sale, we have the ability and intent to hold securities which are temporarily impaired until they mature.

We have a line of credit facility with a group of lenders which terminates on August 31, 2011. It allows unsecured borrowings and stand-by letters of credit up to $600 million. Up to $175 million in letters of credit can be issued against the facility. The line of credit is further designated as a back-up credit line for a commercial paper program not to exceed $600 million, under which we may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million, less any letters of credit issued. Interest is charged at variable rates. A facility fee is charged on the entire facility. There are also issuance and fronting fees related to the letters of credit and there is an additional usage fee if borrowing exceeds $300 million. The facility has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreements, we are subject to certain covenants regarding capitalization and interest coverage with which we were in full compliance at March 31, 2008. As of March 31, 2008, $242 million face amount of commercial paper was outstanding ($241 million book value), $150 million letters of credit were issued, and there were no borrowings under the line of credit.

Torchmark (Parent Company) is dependent on dividends from the insurance subsidiaries in order to meet its interest and principal repayment obligations on debt, to pay expenses, and to pay shareholder dividends. While insurance statutory regulations restrict the flow of dividends to the parent, these dividends are expected to be more than adequate to meet Parent Company obligations. In the first quarter of 2008, $4 million in dividends were paid to the Parent Company by the insurance subsidiaries.

Capital resources. The capital structure consists of short-term debt (consisting of the commercial paper facility described above and maturities of long-term debt within one year), long-term funded debt, and shareholders’ equity. The outstanding long-term debt at book value, including our Junior Subordinated Debentures, was $722 million at March 31, 2008, compared with $722 million at December 31, 2007 and $721 million at March 31, 2007. An analysis of long-term debt issues outstanding is as follows at March 31, 2008 and 2007.

Long Term Debt at March 31, 2008

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Senior Debentures	2009	8 1/4%	$99.5	$99.5	$105.7
Notes	2023	7 7/8	165.6	163.0	187.0
Notes	2013	7 3/8	94.0	93.4	104.5
Senior Notes	2016	6 3/8	250.0	246.5	262.1
Issue expenses (1)				(4.3)

Total long-term debt			609.1	598.1	659.3
Junior Subordinated Debentures (2)	2046	7.1	123.7	123.7	115.1	(3)

Total			$732.8	$721.8	$774.4

(1)	Unamortized issue expenses related to Torchmark’s Trust Preferred Securities.
(2)	Included in “Due to Affiliates” in accordance with accounting regulations.
(3)	Market value of the 7.1% Trust Preferred Securities which are obligations of an unconsolidated trust.

Long Term Debt at March 31, 2007

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Senior Debentures	2009	8 1/4%	$99.5	$99.5	$106.2
Notes	2023	7 7/8	165.6	162.9	199.9
Notes	2013	7 3/8	94.0	93.3	104.1
Senior Notes	2016	6 3/8	250.0	246.2	265.9
Issue expenses (1)				(4.2)

Total long-term debt			609.1	597.7	676.1
Junior Subordinated Debenture (2)	2046	7.1	123.7	123.7	127.4	(3)

Total			$732.8	$721.4	$803.5

(1)	Unamortized issue expenses related to Torchmark’s Trust Preferred Securities.
(2)	Included in “Due to Affiliates” in accordance with accounting regulations.
(3)	Market value of the 7.1% Trust Preferred Securities which are obligations of an unconsolidated trust.

We acquired 2.5 million of our outstanding common shares with excess operating cash flow on the open market at a cost of $145 million ($59.04 per share) during the first quarter of 2008 under our ongoing share repurchase program. Please refer to the description of our share repurchase program under the caption Highlights in this report. We intend to continue the repurchase of our common shares when financial markets are favorable.

Shareholders’ equity was $3.08 billion at March 31, 2008. This compares with $3.32 billion at December 31, 2007 and $3.40 billion at March 31, 2007. During the twelve months since March 31, 2007, shareholder’s equity has been reduced by $390 million in share purchases and by $395 million of unrealized losses after tax in the fixed maturity portfolio. The unrealized losses resulted primarily from rising long-term interest rates.

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

Selected Financial Data

	At March 31, 2008		At December 31, 2007		At March 31, 2007
	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*
Fixed maturities (millions)	$9,109	$(440)	$9,226	$(103)	$9,166	$205
Deferred acquisition costs (millions) **	3,218	27	3,159	8	3,010	(10)
Total assets (millions)	14,972	(413)	15,241	(95)	15,057	195
Short-term debt (millions)	241	0	202	0	153	0
Long-term debt (millions)	722	0	722	0	721	0
Shareholders’ equity (millions)	3,080	(268)	3,325	(62)	3,395	127

Book value per diluted share	33.92	(2.96)	35.60	(0.66)	34.93	1.30
Debt to capitalization ***	23.8%	1.5%	21.7%	0.3%	20.5%	(0.6)%

Diluted shares outstanding (thousands)	90,785		93,383		97,207
Actual shares outstanding (thousands)	89,786		92,175		95,694

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item.
**	Includes the value of insurance purchased.
***	Torchmark’s debt covenants require that the effect of SFAS 115 be removed to determine this ratio.

Interest coverage was 12.0 times in the 2008 three months compared with 12.8 times in the prior period.

Pension assets. The following chart presents assets at fair value for our defined-benefit pension plans at March 31, 2008 and the prior-year end.

Pension Assets by Component

(Dollar amounts in thousands)

	March 31, 2008		December 31, 2007
	Amount	%	Amount	%
Corporate debt	$65,391	40.6	$54,436	31.9
Other fixed maturities	895	0.6	891	0.5
Equity securities	84,754	52.6	101,214	59.4
Short-term investments	8,759	5.4	12,467	7.3
Other	1,208	0.8	1,432	0.9

Total	$161,007	100.0	$170,440	100.0

The liability for the funded defined-benefit pension plan was $196 million at December 31, 2007. As disclosed in Note C – Postretirement Benefit Plans, contributions in the amount of $2.5 million have been made to the pension plan as of March 31, 2008. We anticipate a total contribution in 2008 not to exceed $20 million. Additionally, we intend to set aside an amount equal to the SERP obligation (approximately $17 million) during 2008.

New Accounting Rules

Fair Value Option: Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), was issued in February 2007 and was effective for Torchmark as of January 1, 2008. The adoption of this Statement is optional, permitting entities to choose to measure certain financial assets and liabilities at fair value which are otherwise measured on a different basis in existing literature. The changes in such assets and liabilities are reflected in earnings.

While this Statement would provide us with the opportunity to carry our interest-bearing policy liabilities and debt as well as our invested assets at market value, the size of this unrealized adjustment to earnings in relation to net income each period could be considerable and very volatile, causing our earnings not to be reflective of core results, historical patterns, or predictive of future earnings trends. Therefore, we did not elect to adopt this Statement.

Derivatives: Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161), was issued in March, 2008 expanding the disclosures about derivatives and hedging activities required under existing accounting guidance. In addition to new qualitative disclosures containing more information on the purpose, volume, and types of instruments, there is a new tabular quantitative disclosure indicating the fair values of derivatives by line item on the balance sheet and gains and losses from derivatives for each period in the income statement. This tabular presentation is required to be further broken down by type of derivative. The disclosures are required for both annual and interim periods. SFAS 161 is effective for Torchmark as of January 1, 2009. As of March 31, 2008, Torchmark does not hold any of the derivative instruments subject to this Statement.

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

There have been no quantitative or qualitative changes with respect to market risk exposure during the nine months ended March 31, 2008.

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

As of the end of the fiscal quarter completed March 31, 2008, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended March 31, 2008, there have not been any significant changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

Vesta, its officers and directors, its insurance carriers and KPMG settled their portions of the litigation with class plaintiffs in 2001; Torchmark did not. Subsequently, in May 2003, Torchmark instituted separate litigation against KPMG which was resolved in March, 2006. In April , 2006, class plaintiffs In Re Vesta Insurance Group Securities Litigation filed a motion in U.S. District Court for the Northern District of Alabama renewing their claims against Torchmark based upon an allegation of control person liability. This matter was set for trial in the District Court on October 2, 2006 and has been stayed pending resolution of an interlocutory appeal to the U.S. Circuit Court of Appeals for the Eleventh Circuit filed by class plaintiffs. The interlocutory appeal, which was filed August 23, 2006, sought a ruling whether and to what extent proportionate liability provisions may apply if the allegations of controlling person liability against Torchmark are ultimately proven. Arguments on the interlocutory appeal were heard by the Eleventh Circuit on July 31, 2007. On April 30, 2008, the Eleventh Circuit issued an opinion in the interlocutory appeal affirming the District Court’s denial of class plaintiffs’ motion to dismiss Torchmark’s affirmative defenses under the Private Securities Litigation Reform Act of 1995 (PSLRA). The Eleventh Circuit concluded that substantive controlling person liability under the federal securities law remains the same and survives the proportionate liability scheme established by PSLRA. The Court found that damages allocated against a controlling person found liable for a securities law violation are based upon the proportionate liability provisions in the PSLRA.

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

On March 30, 2007, the Barbour County Circuit Court issued an order denying Liberty’s petition for clarification and/or modification of Robertson, holding that Liberty’s policies did not state that they will pay “actual charges” accepted by providers. On April 8, 2007, the Court issued an order granting a motion to intervene and establishing a subclass in Robertson comprised of Liberty cancer policyholders who are now or have within the past six years, undergone cancer treatment and filed benefit claims under the policies in question. Liberty filed a motion with the Barbour County Circuit Court to certify for an interlocutory appeal that Court’s order on Liberty’s petition for clarification in Robertson on April 17, 2007. An appellate mediation of these issues was conducted on August 9, 2007. On October 16, 2007, the Alabama Supreme Court entered orders, based upon the conclusion by the parties of the appellate mediation, staying the proceedings for a writ of mandamus, reinstating the cases on the appellate docket, and remanding the cases to the Barbour County Circuit Court to implement the parties’ settlement agreement. A fairness hearing on the proposed settlement agreement was held by the Barbour County Circuit Court on January 15, 2008. Subsequent to this hearing, an order approving the settlement agreement was approved by the Barbour County Circuit Court but was thereafter vacated by that Court due to technical errors in the printing of the original order. A corrected order finally approving the settlement was entered on or about May 6, 2008. Prior to the entry of the corrected order, notice of appeal was filed by one objector.

Item 1A.	Risk Factors

Torchmark has had no material changes to its risk factors.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2008	1,238,300	$58.98	1,238,300
February 1-29, 2008	302,700	59.49	302,700
March 1-31, 2008	956,900	59.05	956,900

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

TORCHMARK CORPORATION

Date: May 12, 2008	/s/ Mark S. McAndrew
Mark S. McAndrew
Chairman and Chief Executive Officer

Date: May 12, 2008	/s/ Gary L. Coleman
Gary L. Coleman, Executive Vice President and Chief Financial Officer