Form 10-Q
period 2008-06-30
TORCHMARK CORP
filed 2008-08-08
CIK 320335

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    (Do not check if a smaller reporting company)

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT JULY 29, 2008
Common Stock, $1.00 Par Value	87,231,397

Index of Exhibits (Page 46).

Total number of pages included are 47.

TORCHMARK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	June 30, 2008	December 31, 2007 *
	(Unaudited)
Assets

Investments:
Fixed maturities, available for sale, at fair value
(amortized cost: 2008—$9,543,749 ; 2007—$9,329,149)	$8,874,152	$9,226,045
Equity securities, at fair value
(cost: 2008—$18,776 ; 2007—$18,776)	19,454	21,295
Policy loans	350,045	344,349
Other long-term investments	81,763	69,290
Short-term investments	72,068	111,220

Total investments	9,397,482	9,772,199
Cash	18,224	20,098
Accrued investment income	171,022	172,783
Other receivables	95,548	96,750
Deferred acquisition costs and value of insurance purchased	3,272,576	3,159,051
Goodwill	423,519	423,519
Other assets	175,719	173,833
Separate account assets	1,189,655	1,423,195

Total assets	$14,743,745	$15,241,428

Liabilities and Shareholders’ Equity

Liabilities:
Future policy benefits	$8,269,660	$7,958,983
Unearned and advance premiums	93,525	86,714
Policy claims and other benefits payable	241,562	256,462
Other policyholders’ funds	90,337	89,958

Total policy liabilities	8,695,084	8,392,117

Deferred and accrued income taxes	808,856	966,008
Other liabilities	229,478	210,990
Short-term debt	124,402	202,058
Long-term debt (fair value: 2008—$644,220 ; 2007—$655,543)	598,265	598,012
Due to affiliates	124,421	124,421
Separate account liabilities	1,189,655	1,423,195

Total liabilities	11,770,161	11,916,801

Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: -0- in 2008 and in 2007	0	0
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2008—94,874,748 issued, less 6,523,526 held in treasury and 2007 - 94,874,748 issued, less 2,699,333 held in treasury)	94,875	94,875
Additional paid-in capital	484,665	481,228
Accumulated other comprehensive income (loss)	(429,679)	(80,938)
Retained earnings	3,226,245	3,003,152
Treasury stock, at cost	(402,522)	(173,690)

Total shareholders’ equity	2,973,584	3,324,627

Total liabilities and shareholders’ equity	$14,743,745	$15,241,428

*	Derived from audited financial statements

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Life premium	$406,492	$392,290	$809,440	$783,758
Health premium	289,084	317,754	592,748	653,032
Other premium	3,828	5,353	7,809	10,419

Total premium	699,404	715,397	1,409,997	1,447,209
Net investment income	167,826	160,729	334,729	323,309
Realized investment gains (losses)	(7,698)	(2,828)	(14,662)	7,221
Other income	960	3,271	2,861	4,805

Total revenue	860,492	876,569	1,732,925	1,782,544
Benefits and expenses:
Life policyholder benefits	273,917	262,114	541,202	522,503
Health policyholder benefits	199,257	219,657	418,632	457,004
Other policyholder benefits	8,224	7,505	15,965	14,245

Total policyholder benefits	481,398	489,276	975,799	993,752
Amortization of deferred acquisition costs	97,634	97,354	196,272	194,580
Commissions and premium taxes	38,069	39,155	76,804	78,995
Other operating expense	43,967	42,206	90,024	85,087
Interest expense	14,818	16,541	30,990	33,798

Total benefits and expenses	675,886	684,532	1,369,889	1,386,212

Income before income taxes	184,606	192,037	363,036	396,332
Income taxes	(50,880)	(64,920)	(111,137)	(134,024)

Net income	$133,726	$127,117	$251,899	$262,308

Basic net income per share	$1.49	$1.34	$2.79	$2.73

Diluted net income per share	$1.47	$1.32	$2.76	$2.68

Dividends declared per common share	$0.14	$0.13	$0.28	$0.26

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$133,726	$127,117	$251,899	$262,308

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(233,279)	(225,585)	(577,314)	(237,321)
Less: reclassification adjustment for gains (losses) on securities included in net income	7,389	2,828	13,250	(6,818)
Less: reclassification adjustment for amortization of discount and premium	(3,363)	(1,284)	(6,051)	(2,210)
Less: foreign exchange adjustment on securities marked to market	(520)	(8,732)	1,781	(9,210)

Unrealized gains (losses) on securities	(229,773)	(232,773)	(568,334)	(255,559)
Unrealized gains (losses) adjustment to deferred acquisition costs	13,812	13,898	32,515	14,270

Total unrealized investment gains (losses)	(215,961)	(218,875)	(535,819)	(241,289)
Less applicable taxes	75,587	76,606	187,537	84,451

Unrealized gains (losses), net of tax	(140,374)	(142,269)	(348,282)	(156,838)

Foreign exchange translation adjustments	(112)	12,886	(2,450)	13,533
Less applicable taxes	40	(4,511)	857	(4,737)

Foreign exchange translation adjustments, net of tax	(72)	8,375	(1,593)	8,796

Pension adjustments:
Adoption of Supplemental Executive Retirement Plan	0	0	0	(15,419)
Amortization of pension costs	872	616	1,745	1,199

Pension adjustments	872	616	1,745	(14,220)
Less applicable taxes	(305)	(216)	(611)	4,977

Pension adjustments, net of tax	567	400	1,134	(9,243)

Other comprehensive income (loss)	(139,879)	(133,494)	(348,741)	(157,285)

Comprehensive income (loss)	$(6,153)	$(6,377)	$(96,842)	$105,023

See accompanying Notes to Consolidated Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2008	2007
Cash provided from operations	$423,358	$433,307

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	94,880	303,980
Fixed maturities available for sale—matured, called, and repaid	358,742	921,790
Other long-term investments	2,691	16,039

Total investments sold or matured	456,313	1,241,809
Investments acquired:
Fixed maturities	(671,202)	(1,489,762)
Other long-term investments	(7,969)	(10,224)

Total investments acquired	(679,171)	(1,499,986)
Net (increase) decrease in short-term investments	39,152	52,198
Net effect of change in payable or receivable for securities	25,084	894
Disposition of properties	623	3,866
Additions to properties	(6,631)	(8,623)
Acquisitions of low-income housing tax credit interests	(18,100)	(13,833)
Acquisition of DMAD	0	(47,122)

Cash used for investment activities	(182,730)	(270,797)

Cash provided from (used for) financing activities:
Proceeds from exercise of stock options	9,599	39,014
Net borrowings (repayments) of commercial paper	(77,656)	93,717
Tax benefit from stock option exercises	1,356	5,818
Acquisition of treasury stock	(246,016)	(343,252)
Cash dividends paid to shareholders	(24,335)	(25,197)
Net receipts (withdrawals) from deposit product operations	95,154	60,566

Cash used for financing activities	(241,898)	(169,334)

Effect of foreign exchange rate changes on cash	(604)	4,203

Net increase (decrease) in cash	(1,874)	(2,621)
Cash at beginning of year	20,098	16,716

Cash at end of period	$18,224	$14,095

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at June 30, 2008, and the consolidated results of operations, comprehensive income and cash flows for the periods ended June 30, 2008 and 2007.

Note B—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Basic weighted average shares outstanding	89,461,429	94,964,817	90,124,870	96,218,079
Weighted average dilutive options outstanding	1,236,303	1,686,768	1,241,075	1,639,164

Diluted weighted average shares outstanding	90,697,732	96,651,585	91,365,945	97,857,243

Antidilutive shares*	1,809,112	75,429	1,529,514	37,923

*	Antidilutive shares are excluded from the calculation of diluted earnings per share.

Unless otherwise specified, earnings per share data is assumed to be on a diluted basis.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans

Components of Post-Retirement Benefit Costs

	Three Months ended June 30,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Service cost	$1,891	$2,338	$175	$165
Interest cost	3,637	3,383	245	237
Expected return on assets	(3,880)	(4,635)	0	0
Prior service cost	855	529	0	0
Net actuarial (gain)/loss	(72)	174	(83)	(88)

Net periodic benefit cost	$2,431	$1,789	$337	$314

	Six Months ended June 30,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Service cost	$3,781	$4,666	$337	$335
Interest cost	7,274	6,771	493	476
Expected return on assets	(7,760)	(9,270)	0	0
Prior service cost	1,710	1,046	0	0
Net actuarial (gain)/loss	(13)	339	(169)	(177)

Net periodic benefit cost	$4,992	$3,552	$661	$634

As of June 30, 2008, Torchmark has contributed $4.5 million to its qualified funded pension plan. The Company plans to make total contributions during 2008 of approximately $12 million.

In January, 2007, Torchmark adopted the Supplemental Executive Retirement Plan (SERP), a non-qualified defined-benefit pension plan. The unfunded obligation under this plan was $18 million at June 30, 2008.

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

The hierarchy established by SFAS 157 consists of three levels to indicate the quality of the fair value measurements as described below:

•	Level 1—fair values are based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

•

Level 2—fair values are based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs that can otherwise be corroborated by observable market data.

•

Level 3—fair values are based on inputs that are considered unobservable where there is little, if any, market activity for the asset or liability as of the measurement date. In this circumstance, the Company has to rely on values derived by independent brokers or internally-developed assumptions. Unobservable inputs are developed based on the best information available to the Company which may include the Company’s own data or bid and ask prices in the dealer market.

The adoption of SFAS 157 had no material impact on Torchmark’s financial position or results of operations, as Torchmark’s assets and liabilities have historically been measured substantially in accordance with its provisions. However, additional information about fair value measurements in accordance with SFAS 157 is presented in the table below.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Fair Value Measurements (continued)

The following table represents assets measured at fair value on a recurring basis:

	Fair Value Measurements at 6/30/08 Using:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Asset and mortgage-backed securities	$0	$18,752	$86,753	$105,505
Corporates	215,597	7,880,203	121,828	8,217,628
Other*	0	550,212	807	551,019

Total fixed maturities	215,597	8,449,167	209,388	8,874,152
Equities	16,945	1,885	624	19,454

Total	$232,542	$8,451,052	$210,012	$8,893,606

Percent of total	2.6%	95.0%	2.4%	100.0%

*	Includes U.S. government, government-sponsored enterprises, municipals, and foreign governments.

The majority of our fixed-maturities are not traded actively and direct quotes are not generally available.

Asset-backed securities considered Level 3 are backed by corporate debt, primarily trust preferred securities issued by banks and insurance companies. The collateral for these securities contains no subprime or Alt-A mortgages. The decrease in Level 3 assets during the 2008 period of $89 million is not considered material and is due primarily to a $77 million decrease in unrealized losses.

There were no gains or losses on Level 3 securities for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

Net unrealized losses on fixed maturities increased from $103 million at December 31, 2007 to $670 million at June 30, 2008. We believe that such increase in unrealized losses is primarily attributable to general market conditions and the widening of credit

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Fair Value Measurements (continued)

spreads reflected in corporate bond prices. During the first six months of 2008, the average spread on long-dated corporate bonds increased approximately 70 basis points while spreads on bonds in the financial sector increased more than 100 basis points. We do not believe that the increase in unrealized losses is attributable to a significant deterioration in the credit quality of our investment portfolio. Approximately 75% of the increase in unrealized losses is attributable to holdings for which there was no deterioration in rating during the period.

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

Note E—Income Taxes

The effective income tax rate differed from the expected 35% rate as shown below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%
Expected income taxes	$64,612	35.0	$67,213	35.0	$127,063	35.0	$138,716	35.0

Increase (reduction) in income taxes resulting from:
Tax-exempt investment income	(1,055)	(.6)	(1,103)	(.6)	(2,118)	(.6)	(1,609)	(.4)
Tax settlements	(11,469)	(6.2)	(128)	(.1)	(11,287)	(3.1)	(255)	(.1)
Low income housing investments	(1,287)	(.7)	(1,246)	(.6)	(2,574)	(.7)	(2,492)	(.6)
Other	79.1		184.1		53.0		(336)	(.1)

Income tax expense	$50,880	27.6	$64,920	33.8	$111,137	30.6	$134,024	33.8

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Income Taxes (continued)

The effective income tax rates for the three and six months periods ended June 30, 2008 differed from the effective income tax rates for the same periods ended June 30, 2007 primarily as a result of tax settlements with Canadian income tax authorities. These authorities had proposed certain adjustments with respect to their examination of Torchmark’s tax returns through 2002. Torchmark filed an appeal with the Tax Court of Canada which ruled in Torchmark’s favor in May of 2008.

Note F—Business Segments

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

Torchmark provides coverage under the Medicare Part D prescription drug plan for Medicare beneficiaries. In accordance with GAAP, Part D premiums are recognized evenly throughout the year when they become due but benefit costs are recognized when the costs are incurred. Due to the design of the Part D product, premiums are evenly distributed throughout the year, but benefit costs are much higher earlier in the year. As a result, under GAAP, benefit costs can exceed premiums in the first part of the year, but be less than premiums during the remainder of the year. For segment reporting purposes, Torchmark has elected to defer $23 million excess benefits incurred in the first six months of 2008 to the remainder of the year in order to more closely match the benefit cost with the associated revenue. In the 2007 six-month period, $27 million in excess benefits were deferred. For the full year of 2007, the total premiums and benefits were the same under this alternative method as they were under GAAP and are expected to be so in 2008. The Company’s presentation results in the underwriting margin percentage of each interim period reflecting the expected margin percentage for the full year. In addition, GAAP recognizes in each quarter a government risk-sharing premium adjustment consistent with

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Business Segments (Continued)

the contract as if the quarter represented an entire contract period. Torchmark did not include this $6 million GAAP adjustment in the first six months of 2008 or the comparable $19 million adjustment in the first six months of 2007 for segment reporting purposes. These adjustments were removed because these contract payments are based upon the experience of the full contract year, not the experience of interim periods. The 2008 reduction in the risk-sharing premium resulted from scheduled changes to the Centers of Medicare and Medicaid Services (CMS) risk-share formula and refinements to the Company’s estimate of interim risk-share premium adjustments on certain product enhancements which had the effect of accelerating claim payments. For the entire year, we expect our benefit ratio to be in line with the prior year and we do not expect to receive any government risk-sharing premium. The difference between the interim results as presented for segment purposes and GAAP is a charge of $16.5 million in 2008 ($10.7 million after tax) and $7.3 million in 2007 ($4.7 million after tax).

The Company recorded a $10.1 million settlement benefit related to prior years during the second quarter of 2008 which primarily resulted from the favorable resolution of litigation concerning tax liabilities asserted by Canadian tax authorities covering several years. More information on this tax settlement is provided in Note E—Income Taxes in the Notes to Consolidated Financial Statements. The Company also benefited from $701 thousand in U.S. Federal income tax issues related to prior years settled in the first six months of 2007. Torchmark received a pre-tax litigation settlement, net of expenses, of $1.3 million ($.9 million after tax) in 2008 and $344 thousand ($224 thousand after tax) in 2007 from litigation concerning an investment owned and disposed of several years ago. Legal costs relating to litigation issues arising in prior periods of $849 thousand were expensed in 2007 ($552 thousand after tax). Management removes issues related to prior periods such as these when analyzing its ongoing core results.

A Torchmark subsidiary began a program in late 2006 to dispose of its agency office buildings, replacing them with rental facilities. Because of the scale of this nonoperating program in 2007, $2.8 million of gain from the sales ($1.8 million after tax) did not apply to 2007 core results and were removed for segment purposes. These gains are included in “Other income” in the Consolidated Statements of Operations. In 2008, gains from these sales were immaterial as this program is drawing to a close. The 2008 one-time writedown of Company-occupied real estate described in Note D in the amount of $2.1 million ($1.4 million after tax) was not related to the Company’s core results and was also removed from segment results.

The following tables total the components of Torchmark’s operating segments and reconcile these operating results to its pretax income and each significant line item in its Consolidated Statements of Operations.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the six months ended June 30, 2008
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$809,440	$586,635	$7,809			$6,113	(1)	$1,409,997
Net investment income				$334,597		132	(2)	334,729
Other income					$1,870	991	(4,5,6)	2,861

Total revenue	809,440	586,635	7,809	334,597	1,870	7,236		1,747,587

Expenses:
Policy benefits	541,202	395,989	15,965			22,643	(1)	975,799
Required interest on net reserves	(202,302)	(15,460)	(17,523)	235,285				0
Amortization of acquisition costs	221,639	66,498	7,169	(99,034)				196,272
Commissions and premium tax	37,186	40,090	99			(571	) (4)	76,804
Insurance administrative expense(3)					77,962	2,129	(7)	80,091
Parent expense					4,352			4,352
Stock compensation expense					5,581			5,581
Financing costs:
Debt				30,858		132	(2)	30,990

Total expenses	597,725	487,117	5,710	167,109	87,895	24,333		1,369,889

Subtotal	211,715	99,518	2,099	167,488	(86,025)	(17,097)		377,698
Nonoperating items						17,097	(1,5,6,7)	17,097

Measure of segment profitability (pretax)	$211,715	$99,518	$2,099	$167,488	$(86,025)	$0		394,795

Deduct applicable income taxes								(132,359)

Segment profits after tax								262,436

Add back income taxes applicable to segment profitability								132,359
Add (deduct) realized investment gains (losses)								(14,662)
Add (deduct) net costs from legal settlements (5)								1,337
Deduct Part D adjustment (1)								(16,530)
Add gain from sale of agency buildings (6)								225
Deduct loss on company-occupied property (7)								(2,129)

Pretax income per Consolidated Statement of Operations								$363,036

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to FIN46R (accounting rule requiring deconsolidaton of Trust Preferred Securities). Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Legal settlements.
(6)	Gain from sale of agency buildings.
(7)	Loss on company-occupied property.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the six months ended June 30, 2007
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$783,758	$633,660	$10,419			$19,372	(1)	$1,447,209
Net investment income				$323,177		132	(2)	323,309
Other income					$2,266	2,539	(4,5,6)	4,805

Total revenue	783,758	633,660	10,419	323,177	2,266	22,043		1,775,323

Expenses:
Policy benefits	522,503	430,357	14,245			26,647	(1)	993,752
Required interest on net reserves	(190,995)	(13,826)	(15,456)	220,277				0
Amortization of acquisition costs	212,813	69,419	6,219	(93,871)				194,580
Commissions and premium tax	36,213	43,277	76			(571	) (4)	78,995
Insurance administrative expense (3)					75,594	849	(5)	76,443
Parent expense					4,354			4,354
Stock compensation expense					4,290			4,290
Financing costs:
Debt				33,666		132	(2)	33,798

Total expenses	580,534	529,227	5,084	160,072	84,238	27,057		1,386,212

Subtotal	203,224	104,433	5,335	163,105	(81,972)	(5,014)		389,111
Nonoperating items						5,014	(1,5,6)	5,014

Measure of segment profitability (pretax)	$203,224	$104,433	$5,335	$163,105	$(81,972)	$0		394,125

Deduct applicable income taxes								(133,953)

Segment profits after tax								260,172

Add back income taxes applicable to segment profitability								133,953
Add (deduct) realized investment gains (losses)								7,221
Add (deduct) net proceeds from legal settlements (5)								(505)
Deduct Part D adjustment (1)								(7,275)
Add gain from sale of agency buildings (6)								2,766

Pretax income per Consolidated Statement of Operations								$396,332

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to FIN46R (accounting rule requiring deconsolidaton of Trust Preferred Securities). Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Legal settlements related to disposed subsidiary.
(6)	Gain from sale of agency buildings.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Six months ended June 30,		Increase (Decrease)
	2008	2007	Amount	%
Life insurance	$211,715	$203,224	$8,491	4
Health insurance	99,518	104,433	(4,915)	(5)
Annuity	2,099	5,335	(3,236)	(61)
Other:
Other income	1,870	2,266	(396)	(17)
Administrative expense	(77,962)	(75,594)	(2,368)	3
Investment	167,488	163,105	4,383	3
Corporate and adjustments	(9,933)	(8,644)	(1,289)	15

Pretax total	394,795	394,125	670	0
Applicable taxes	(132,359)	(133,953)	1,594	(1)

After-tax total	262,436	260,172	2,264	1
Reconciling items:
Realized gains (losses) (after tax)	(9,530)	4,694	(14,224)
Part D adjustment (after tax)	(10,744)	(4,729)	(6,015)
Tax settlements from issues related to prior years	10,106	701	9,405
Net proceeds (costs) of legal settlements (after tax)	869	(328)	1,197
Gain on sale of agency buildings (after tax)	146	1,798	(1,652)
Loss on company-occupied property (after tax)	(1,384)	0	(1,384)

Net income	$251,899	$262,308	$(10,409)	(4)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary of Operations. Torchmark’s operations are segmented into its insurance underwriting and investment operations as described in Note F—Business Segments. The measures of profitability described in Note F are useful in evaluating the performance of the segments and the marketing groups within each insurance segment, because each of our distribution units operates in a niche market. These measures enable management to view period-to-period trends, and to make informed decisions regarding future courses of action.

The tables in Note F—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the six-month periods ended June 30, 2008 and 2007. Additionally, this note provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles those measures to our net income. That summary is reproduced below from the Consolidated Financial Statements to present our overall operations in the manner that management views the business.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Six months ended June 30,		Increase (Decrease)
	2008	2007	Amount	%
Life insurance	$211,715	$203,224	$8,491	4
Health insurance	99,518	104,433	(4,915)	(5)
Annuity	2,099	5,335	(3,236)	(61)
Other:
Other income	1,870	2,266	(396)	(17)
Administrative expense	(77,962)	(75,594)	(2,368)	3
Investment	167,488	163,105	4,383	3
Corporate and adjustments	(9,933)	(8,644)	(1,289)	15

Pretax total	394,795	394,125	670	0
Applicable taxes	(132,359)	(133,953)	1,594	(1)

After-tax total	262,436	260,172	2,264	1
Reconciling items:
Realized gains (losses) (after tax)	(9,530)	4,694	(14,224)
Part D adjustment (after tax)	(10,744)	(4,729)	(6,015)
Tax settlements from issues related to prior years	10,106	701	9,405
Net proceeds (costs) from legal settlements (after tax)	869	(328)	1,197
Gain on sale of agency buildings (after tax)	146	1,798	(1,652)
Loss on company-occupied property (after tax)	(1,384)	0	(1,384)

Net income	$251,899	$262,308	$(10,409)	(4)

A discussion of operations by each segment follows later in this report. These discussions compare the first six months of 2008 with the same period of 2007, unless otherwise noted.

Highlights, comparing the first six months of 2008 with the first six months of 2007. Net income per diluted share rose 3% to $2.76. Included in net income are after-tax realized investment losses of $.10 per share in 2008 compared with net gains of $.05 per share in 2007. Additionally, as explained in Note F—Business Segments, differences in our estimate of interim results for Medicare Part D as we view this product for segment purposes and GAAP resulted in a $11 million after-tax charge to 2008 earnings or $.12 per share, compared with a charge of $5 million after-tax or $.05 per share in the prior period. Because we expect our 2008 benefit ratios to be approximately the same as those of 2007, these differences should diminish by year end 2008.

We use two statistical measures as indicators of product sales: “net sales” and “first-year collected premium.” Net sales is defined as annualized premium issued, net of cancellations in the first thirty days after issue, except for Direct Response, where net sales is annualized premium issued at the time the first full premium is paid after any introductory offer has expired. Annualized premium issued is the gross premium that would be received during the policies’ first year in force, assuming that none of the policies lapsed or terminated. Although lapses and terminations will occur, we believe that net sales is a useful indicator of the rate of acceleration of premium growth. First-year collected premium is the premium collected during the reporting period for all policies in their first policy year. First-year collected premium takes lapses into account in the first policy year when lapses are more likely to occur, and thus is a useful indicator of how much new premium is expected to be added to premium income in the future.

Total premium income declined 3% for the six months to $1.4 billion, as health premium declined 9%. Total net sales, excluding Medicare Part D net sales, declined 11% to $226 million. Also excluding Part D, first-year collected premium declined 8% to $182 million for the period.

Life insurance premium income grew 3% to $809 million. Life net sales increased in each of Torchmark’s major distribution groups, increasing 13% in total to $147 million. First-year collected life premium increased 4% to $104 million. Life underwriting margins increased 4% to $212 million.

Health insurance premium income, excluding Medicare Part D premium, decreased 5% to $495 million. Health net sales, excluding Part D, declined 35% to $79 million, as a result of the increased turnover of agents in our United American (UA) Branch Office Agency. This Agency is a key distributor of our health products, but has been facing increased competition in recent periods. First-year collected health premium, excluding Part D, declined 20% to $78 million. Underwriting income of $89 million remained at 18% of premium in 2008. We are addressing the turnover in the UA Branch Office Agency by offering the agents new lines of products with new compensation incentives focused on marketing these products.

Our Medicare Part D prescription drug business is a component of the health insurance segment. A reconciliation between how management views Medicare Part D business and GAAP is found under the caption Medicare Part D in this report. In the manner we view our Medicare Part D business as described in Note F—Business Segments, policyholder premium was $91 million in 2008, a decrease of 17%. Underwriting income declined 7% to $10 million.

Excess investment income per diluted share increased 10% to $1.83, while excess investment income increased 3% to $167 million. Net investment income increased 4% or $11 million, but was partially offset by a $10 million increase in interest cost on net insurance policy liabilities. Investment income was also impacted by our additional investment in 2007 of $256 million in tax-exempt fixed maturities, which reduced net investment income but also effectively reduced taxes. Financing costs declined in the period primarily as a result of lower short-term rates and a lower balance outstanding on our commercial paper facility.

In recent periods, because new investments of suitable quality have only been available at lower rates, we could only invest at yields below our portfolio average. In the 2008 six months, however, we invested new money at an effective annual yield on new investments of 7.17%, the highest yield available on suitable investments in over five years. This yield compares with an average portfolio yield of 6.97% (at June 30, 2008). The fixed-maturity portfolio at fair value accounted for 94% of total investments at June 30, 2008.

We have an on-going share repurchase program which began in 1986 and was reaffirmed at the July 26, 2007 Board of Directors’ meeting. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. In the first half of 2008, we acquired 4.1 million shares of the Company’s common stock in the open market at a cost of $246 million ($60.03 average price per share). Of the $246 million, $235 million was from excess operating cash flow, which was used to repurchase 3.9 million shares, and $11 million was from the cash received from stock option exercises by current and former employees. Proceeds from these option exercises were used to repurchase 180 thousand shares in order to offset dilution from the exercises.

A detailed discussion of our operations by component segment follows.

Life insurance, comparing the first six months of 2008 with the first six months of 2007. Life insurance is our predominant segment, representing 57% of premium income and 68% of insurance underwriting margin in the first six months of 2008. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the Investment segment. Life insurance premium income increased 3% to $809 million. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2008		2007
	Amount	% of Total	Amount	% of Total	Amount	%

Direct Response	$257,887	32	$243,363	31	$14,524	6
American Income Exclusive Agency	234,266	29	215,405	27	18,861	9
Liberty National Exclusive Agency	144,043	18	148,662	19	(4,619)	(3)
Other Agencies	173,244	21	176,328	23	(3,084)	(2)

Total Life Premium	$809,440	100	$783,758	100	$25,682	3

Net sales, defined earlier in this report as an indicator of new business production, grew 13% to $147 million. Each of our three primary distribution groups had growth in net sales. An analysis of life net sales by distribution group is presented below.

Life Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2008		2007
	Amount	% of Total	Amount	% of Total	Amount	%

Direct Response	$62,218	42	$57,644	44	$4,574	8
American Income Exclusive Agency	52,002	36	43,661	34	8,341	19
Liberty National Exclusive Agency	22,167	15	17,806	14	4,361	24
Other Agencies	10,122	7	10,693	8	(571)	(5)

Total Life Net Sales	$146,509	100	$129,804	100	$16,705	13

First-year collected life premium, defined earlier in this report, was $104 million in the 2008 period, rising 4% over the prior-year period. First-year collected life premium by distribution group is presented in the table below.

Life Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2008		2007
	Amount	% of Total	Amount	% of Total	Amount	%

Direct Response	$40,980	39	$38,429	39	$2,551	7
American Income Exclusive Agency	39,745	38	36,417	36	3,328	9
Liberty National Exclusive Agency	14,201	14	15,195	15	(994)	(7)
Other Agencies	8,842	9	9,737	10	(895)	(9)

Total	$103,768	100	$99,778	100	$3,990	4

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

Insert media, which targets primarily the adult market, involves placing insurance solicitations as advertising inserts into a variety of media, such as coupon packets, newspapers, bank statements, and billings. This media was historically placed by Direct Marketing and Advertising Distributors, Inc. (DMAD), previously an unrelated entity with which we had a relationship for fifteen years. Over this period, the insert media component of this operation grew to represent over half of Direct Response net sales. We acquired DMAD in early 2007 and integrated their operations during that year. We believe that control of this insert media outlet has expanded Direct Response’s marketing opportunities.

Direct Response’s life premium income rose 6% to $258 million, representing 32% of Torchmark’s total life premium, the largest contribution to premium of any distribution system. Net sales of $62 million rose 8% and first-year collected premium of $41 million rose 7% over the prior year period.

The American Income Exclusive Agency markets primarily to members of labor unions, but also to credit unions and other associations. This agency produced premium income of $234 million, an increase of 9%. American Income’s $19 million increase in life premium was the largest of any of Torchmark’s agencies, accounting for 73% of Torchmark’s total life premium growth. Net sales increased 19% to $52 million while first-year collected premium rose 9% to $40 million. Growth in sales in our captive agencies is highly dependent on growing the size of the agency force. The American Income agent count was 2,805 at June 30, 2008, 10% higher than at 2007 year end (2,545) and 17% greater than a year ago (2,403). The American Income agency continues to emphasize the recruiting and retention of new agents, focusing on an incentive program to reward growth in both recruiting and production.

The Liberty National Exclusive Agency markets life insurance to middle-income customers primarily in the Southeast. Life premium income was $144 million, compared with $149 million in the 2007 period, a 3% decline. Liberty’s net sales increased 24% to $22 million, the largest percentage gain of any life distribution group. First-year collected premium declined 7% to $14 million. The increase in net sales, a lead indicator, is indicative of the recent reversal of a downward trend in the size of this agency, as the agent count has begun to rise significantly since year-end 2006. The Liberty Agency had 3,189 producing agents at June 30, 2008, compared with 1,939 a year earlier, an increase of 64%. Prior to 2007, Liberty had experienced a steep decline in agent count as a result of organizational changes implemented in 2006, involving a reorganization of this agency’s marketing leadership and a restructuring of its agent compensation system to provide greater sales incentives and to establish production minimums for agents. These changes led to terminations and resignations of agents not meeting these production minimums. While these changes led to a decline in agent count and sales, they resulted in improved margins and lowered insurance administrative expenses. Management believes that the production incentives and rewards of this compensation system have allowed the Agency to attract more successful agents and that these changes will result in a more productive agency over the long term.

The Other Agencies distribution systems offering life insurance include the Military Agency, the UA Independent and Branch Office Agencies (both of which predominately write health insurance), United Investors, and various minor distribution channels. The Other Agencies distribution group contributed $173 million of life premium income, or 21% of Torchmark’s total in the 2008 period, but contributed only 7% of net sales.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Six months ended June 30,				Increase
	2008		2007
	Amount	% of Premium	Amount	% of Premium	Amount	%

Premium and policy charges	$809,440	100	$783,758	100	$25,682	3
Net policy obligations	338,900	42	331,508	42	7,392	2
Commissions and acquisition expense	258,825	32	249,026	32	9,799	4

Insurance underwriting income before other income and administrative expense	$211,715	26	$203,224	26	$8,491	4

Life insurance underwriting income before insurance administrative expense was $212 million, increasing 4%. This margin growth was caused by a combination of premium growth and by a reduction in American Income’s obligation ratios in 2008. As a percentage of life premium, underwriting margin remained steady at 26%.

Health insurance, comparing the first six months of 2008 with the first six months of 2007. Health premium accounted for 42% of our total premium in the 2008 period, while the health underwriting margin accounted for 32% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. Our health products are supplemental health plans that include a variety of limited-benefit health plans including hospital/surgical, cancer and accident plans sold to customers under age 65, as well as Medicare Supplements sold to Medicare enrollees. We also provide coverage under the Medicare Part D prescription plan. Medicare Part D business is shown as a separate health component and will be discussed separately in the analysis of the health segment.

As explained in Note F—Business Segments, management does not view the government risk-sharing premium for Medicare Part D as a component of premium income. Excluding this risk-sharing premium, health insurance premium for the 2008 period was $587 million, declining 7%. Excluding all Medicare Part D premium, health premium was $495 million, a 5% decline over the prior period. A reconciliation between segment reporting for Part D and GAAP is presented and discussed under the caption Medicare Part D in this report.

The table below is an analysis of our health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2008		2007
	Amount	% of Total	Amount	% of Total	Amount	%

United American Independent Agency	$185,596	37	$202,016	39	$(16,420)	(8)
United American Branch Office Agency	182,463	37	194,369	37	(11,906)	(6)
Liberty National Exclusive Agency	68,185	14	71,884	14	(3,699)	(5)
American Income Exclusive Agency	36,392	7	34,244	6	2,148	6
Direct Response	22,859	5	21,360	4	1,499	7

Subtotal	495,495	100	523,873	100	(28,378)	(5)

Medicare Part D	91,140		109,787		(18,647)	(17)

Total Health Premium*	$586,635		$633,660		$(47,025)	(7)

*	Health premium per the segment analysis will not agree with health premium on the Consolidated Statement of Operations because of the Part D government risk-sharing premium adjustment, explained in Note F — Business Segments.

Presented below is a table of health net sales by distribution method.

Health Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase
	2008		2007		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%

United American Branch Office Agency	$45,881	58	$86,264	70	$(40,383)	(47)
United American Independent Agency	19,592	25	23,367	19	(3,775)	(16)
American Income Exclusive Agency	5,894	7	5,338	4	556	10
Liberty National Exclusive Agency	5,232	7	4,627	4	605	13
Direct Response	2,801	3	3,174	3	(373)	(12)

Subtotal	79,400	100	122,770	100	(43,370)	(35)

Medicare Part D*	10,607		13,909		(3,302)	(24)

Total Health Net Sales	$90,007		$136,679		$(46,672)	(34)

*	Net sales for Medicare Part D represents only new first-time enrollees. Net sales for Medicare Part D in 2007 were restated for comparability.

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2008		2007
	Amount	% of Total	Amount	% of Total	Amount	%

United American Branch Office Agency	$47,759	61	$64,231	66	$(16,472)	(26)
United American Independent Agency	18,486	24	20,743	21	(2,257)	(11)
American Income Exclusive Agency	5,813	7	5,920	6	(107)	(2)
Liberty National Exclusive Agency	3,931	5	4,412	4	(481)	(11)
Direct Response	2,299	3	2,618	3	(319)	(12)

Subtotal	78,288	100	97,924	100	(19,636)	(20)

Medicare Part D*	8,396		41,332		(32,936)	(80)

Total	$86,684		$139,256		$(52,572)	(38)

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

Below is an analysis of health net sales by product type.

Health Insurance

Net Sales by Product Type

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2008		2007
	Amount	% of Total	Amount	% of Total	Amount	%
Limited-benefit plans	$66,650	84	$108,643	88	$(41,993)	(39)
Medicare Supplement	12,750	16	14,127	12	(1,377)	(10)

Subtotal	79,400	100	122,770	100	(43,370)	(35)

Medicare Part D*	10,607		13,909		(3,302)	(24)

Total	$90,007		$136,679		$(46,672)	(34)

*	Net sales for Medicare Part D represents only new first-time enrollees. Net sales for Medicare Part D in 2007 were restated for comparability.

The following table is an additional presentation of first-year collected health premium by product type.

Health Insurance

First-Year Collected Premium by Product Type

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2008		2007
	Amount	% of Total	Amount	% of Total	Amount%	%
Limited-benefit plans	$64,763	83	$83,439	85	$(18,676)	(22)
Medicare Supplement	13,525	17	14,485	15	(960)	(7)

Subtotal	78,288	100	97,924	100	(19,636)	(20)

Medicare Part D*	8,396		41,332		(32,936)	(80)

Total	$86,684		$139,256		$(52,572)	(38)

*	First-year collected premium for Medicare Part D represents only premium collected from new first-tme enrollees in their first policy year.

Health insurance, excluding Medicare Part D. In recent periods, we have emphasized the sale of limited-benefit health insurance products rather than Medicare Supplement insurance, as customer demand for the limited-benefit hospital/surgical plans has increased and price competition and decreased demand for Medicare Supplements have caused reduced sales of that product. Even though Medicare Supplement premium of $252 million in the 2008 period was slightly greater than our other health product premium of $244 million, the proportion of premium from other health products has increased. Medicare Supplement represented 51% of total health premium income for the first six months of 2008, compared with 52% a year earlier. However, net sales of limited-benefit plans were 84% of health sales in the 2008 period and 88% in the 2007 period, reflecting these plan’s dominance in new health product sales. Limited-benefit plan first-year collected premium accounted for 83% of collections in 2008 and 85% in 2007.

The United American (UA) Branch Office and Independent Agencies are the predominant distributors of Torchmark’s health products, primarily limited-benefit hospital/surgical plans. These agencies accounted for $368 million or 74% of our 2008 health premium income, exclusive of Part D premium. In recent periods, the focus of these agencies has been toward an increased emphasis on limited-benefit hospital/surgical policies sold to customers under age 65, as increased consumer demand for under-age-65 supplemental health products has resulted from the growth in the number of Americans without health insurance.

The UA Branch Office is a captive agency which focuses on sales of limited-benefit hospital/surgical plans. The UA Branch Office Agency accounted for $182 million or 37% of health premium, excluding Part D. Health premium in this agency declined 6% for the six months. This agency is Torchmark’s leading agency in health net sales at $46 million for the 2008 period, representing 58% of Company health net sales. However, net sales for the period declined 47% compared with the prior year and first-year collected premium fell 26% over the same period to $48 million. As is the case with all of our captive agency forces, growing the number of productive agents is critical to the growth in sales. In 2007, this agency had ongoing recruiting initiatives, resulting in growth during most of that year. The agent count was 3,252 at June 30, 2007, and rose to 3,346 agents at September 30, 2007. However, increased competition in this Agency along with expansion initiatives that were too rapid resulted in an increase in agent turnover beginning in late 2007. This turnover caused the agent count to fall during the remainder of 2007 and throughout 2008 to 2,306 agents as of June 30, 2008. This decline in agent count resulted in the 2008 declines in net sales and first-year collected premium. Efforts are underway to rebuild this Agency. Going forward, we are going to shift the emphasis in the UA Branch Office Agency to life and health products currently marketed by Liberty National agents. These products are priced to achieve higher profit margins than UA’s limited benefit health insurance. We will continue to offer the current product portfolio, but the majority of our financial incentives will be used to encourage the selling of the Liberty National product line. We believe this will improve the stability and profitability of the UA Branch Office Agency.

The UA Independent Agency consists of independent agencies appointed with Torchmark who also sell for other companies. The UA Independent Agency is Torchmark’s largest carrier of Medicare Supplement insurance, with Medicare Supplement premium of $143 million for the 2008 period, representing approximately 57% of all Torchmark Medicare Supplement premium. However, sales and premium of this Agency have declined over the prior year. In the first six months of 2008, total net sales declined 16% to $20 million and total health premium fell 8% to $186 million.

Other agencies. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 26% of health premium in 2008 and 24% in 2007. The Liberty National Exclusive Agency, which accounted for 14% of 2008 health premium, markets primarily limited-benefit cancer products. The American Income Exclusive Agency also markets a variety of limited-benefit plans, primarily accident. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response is also involved in marketing Medicare Part D.

Medicare Part D. Coverage under Torchmark’s Medicare Part D prescription drug plan for Medicare beneficiaries is marketed through our Direct Response organization and our UA Independent and Branch Agencies. As described in Note F—Business Segments, we report our Medicare Part D business for segment analysis purposes as we view the business, in which expected full-year benefits are matched with the related premium income which is received evenly throughout the policy year. At this time, we have expensed benefits based on our expected benefit ratio of approximately 79.5% for the 2008 contract year. This ratio was 79.8% for the full year 2007. We describe the differences between the segment analysis and GAAP in Note F. Due to the design of the Medicare prescription drug product, claims are expected to be heaviest early in the calendar year. Management believes that the use of the full-year loss ratio is an appropriate measure for interim results, and also that these reporting differences will arise only on an interim basis and will be eliminated at the end of a full year, as they did in the full year of 2007.

Medicare Part D underwriting results are summarized in the following chart, with corresponding adjustments for GAAP.

Medicare Part D

Summary of Medicare Part D Results

(Dollar amounts in thousands)

	Six months ended June 30, 2008
	Per Segment Analysis	% of Premium	Adjustments		GAAP
Premium	$91,140	100	$6,113	(1)	$97,253
Policy obligations	72,416	79	22,643	(2)	95,059
Pharmacy Benefit Manager fees	6,106	7			6,106
Amortization of acquisition costs	2,281	3			2,281

Insurance underwriting income before other income and administrative expense	$10,337	11	$(16,530)		$(6,193)

	Six months ended June 30, 2007
	Per Segment Analysis	% of Premium	Adjustments		GAAP
Premium	$109,787	100	$19,372	(1)	$129,159
Policy obligations	87,927	80	26,647	(2)	114,574
Pharmacy Benefit Manager fees	8,034	7			8,034
Amortization of acquisition costs	2,746	3			2,746

Insurance underwriting income before other income and administrative expense	$11,080	10	$(7,275)		$3,805

(1)	Reflects a receivable from the Centers of Medicare & Medicaid Services (CMS) for risk sharing related to claims we paid in the first six months. This receivable is not recognized in the segment analysis because:
-	The risk sharing adjustment, if any, will be based on contract year experience, not the experience of interim quarters, and
-	We do not anticipate that there will be a risk-sharing adjustment for the 2008 contract year. There was no risk-sharing adjustment in the 2007 full contract year.
(2)	Deferral of excess benefits incurred in earlier interim quarters to later quarters in order to more closely match the benefit cost with the associated revenue during the contract year.

Medicare Part D premium was $91 million in 2008 compared with $110 million in 2007, after removal of the risk-sharing adjustment in both periods noted above. The decline was a result of a decrease in enrollees in our Part D program.

While we plan to continue to market our Medicare Part D product, we do not expect a high level of growth in this business in future periods. The number of enrollees in our Medicare Part D coverage is not expected to increase significantly, as most eligible enrollees chose a carrier when the program was initiated in 2006. Additionally, as this is a government-sponsored program, we believe that regulatory changes could alter the outlook for this market.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Six months ended June 30, 2008
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$495,495	100	$91,140	100	$586,635	100
Net policy obligations	308,113	62	72,416	80	380,529	65
Commissons and acquisition expense	98,201	20	8,387	9	106,588	18

Insurance underwriting income before other income and administrative expense	$89,181	18	$10,337	11	$99,518	17

	Six months ended June 30, 2007
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$523,873	100	$109,787	100	$633,660	100
Net policy obligations	328,604	63	87,927	80	416,531	66
Commissons and acquisition expense	101,916	19	10,780	10	112,696	18

Insurance underwriting income before other income and administrative expense	$93,353	18	$11,080	10	$104,433	16

*	Health other than Medicare Part D.

Underwriting margins for health insurance declined 5% or $5 million to $100 million, as premium fell 7% to $587 million. As a percentage of health premium, underwriting margins rose 1%, however. Liberty’s health margin, as a percentage of premium, rose from 24% in 2007 to 26% in 2008. American Income’s margin rose $1.5 million or 13%. Both of these groups were positively affected by declines in their benefit ratios.

Annuities. We market both fixed and variable annuities. Annuities represent less than 1% of total premium income and total underwriting income. Annuities are not a major component of our marketing strategy and continue to diminish in relation to our other operations.

Operating expenses, comparing the first six months of 2008 with the first six months of 2007. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Six months ended June 30,
	2008		2007
	Amount	% of Premium	Amount	% of Premium

Insurance administrative expenses:
Salaries	$34,804	2.5	$33,906	2.3
Other employee costs	16,419	1.1	14,631	1.0
Other administrative costs	22,264	1.6	21,538	1.5
Legal expense	4,475	0.3	5,519	0.4

Total insurance administrative expenses	77,962	5.5	75,594	5.2

Parent company expense	4,352		4,354
Stock compensation expense	5,581		4,290
Expenses related to settlement of prior period litigation	0		849
Loss on company-occupied property	2,129		0

Total operating expenses, per
Consolidated Statements of Operations	$90,024		$85,087

Insurance administrative expenses:
Increase (decrease) over prior year	3.1%		(5.1)%
Total operating expenses:
Increase (decrease) over prior year	5.8%		(3.1)%

Insurance administrative expenses increased 3% over the prior year period, primarily as a result of an increase in pension costs. Stock compensation expense increased primarily as a result of restricted stock and stock option grants made since March, 2007.

As described in Note D—Fair Value Measurements, certain real estate occupied by the Company was determined to not be recoverable and was written down to fair value during the 2008 period. As a result, we recorded a one-time pre-tax charge of $2.1 million. Also described in Note F—Business Segments, we recorded a $849 thousand litigation settlement charge in 2007 relating to issues arising many years ago. As explained in Note F, we remove such nonoperating items and items related to prior years when evaluating current operating results in our segment analysis.

Investments (excess investment income), comparing the first six months of 2008 with the first six months of 2007. The Investment segment includes the management of capital resources, including investments, debt, equity, and cash flow. Excess investment income, as defined in Note F—Business Segments, is a measure of profitability of the Investment segment. However, management views excess investment income per diluted share (excess investment income divided by the total diluted weighted average shares outstanding) as the most appropriate measure of performance of the Investment segment. Excess investment income per diluted share represents the contribution by the Investment segment to the consolidated earnings per share of the Company.

Since 1986, we have used excess cash flow to repurchase Torchmark shares under our ongoing share repurchase program, believing that such repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the potential earnings foregone on cash that could have otherwise been invested in interest-bearing assets, but also reduce the number of shares outstanding. Management believes excess investment income per share is the performance measure that puts all uses of capital resources on a comparable basis.

The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted share.

Excess Investment Income

(Dollar amounts in thousands)

	Six months ended June 30,		Increase (Decrease)

	2008	2007	Amount	%
Net investment income *	$334,597	$323,177	$11,420	4
Required interest on net insurance policy liabilities	(136,251)	(126,406)	(9,845)	8
Financing costs:
Interest on funded debt	(26,573)	(26,556)	(17)	0
Interest on short-term debt	(4,285)	(7,110)	2,825	(40)

Total financing costs	(30,858)	(33,666)	2,808	(8)

Excess investment income	$167,488	$163,105	$4,383	3

Excess investment income per diluted share	$1.83	$1.67	$0.16	10

*	Net investment income per Torchmark’s segment analysis does not agree with Net investment income per the Consolidated Statements of Operations because management views our Trust Preferred Securities as consolidated debt, as presented in the Reconciliation in Note F—Business Segments.

As shown in the above table, excess investment income for the 2008 six months increased 3% to $167 million. On a per-share basis, excess investment income rose 10% to $1.83, as a result of our share repurchase program.

The largest component of excess investment income is net investment income, which increased by 4% to $335 million, consistent with the 4% increase in average invested assets at amortized cost.

The $11 million increase in net investment income was offset by an increase in the required interest on net insurance policy liabilities. Required interest increased $10 million or 8% to $136 million, consistent with the 7% change in average interest-bearing liabilities.

Financing costs declined 8% to $31 million, reflective of a lower average short-term debt balance outstanding on our commercial paper borrowings as well as a decline in short-term rates from 5.3% in the 2007 period to 3.2% in 2008.

The following table reconciles interest expense per the Consolidated Statements of Operations to financing costs.

Reconciliation of Interest Expense to Financing Costs

(Amounts in thousands)

	For the six months ended June 30,
	2008	2007
Interest expense per Consolidated Statements of Operations	$30,990	$33,798
Reclassification of interest amount due to deconsolidation*	(132)	(132)

Financing costs	$30,858	$33,666

*	We view our outstanding 7.1% Trust Preferreds as debt. However, GAAP accounting rule FIN 46R requires that we substitute our 7.1% Junior Subordinated Debentures payable to our Capital Trust III as reported debt (deconsolidation).

Excess investment income benefits from increases in long-term rates available on new investments and decreases in short-term borrowing rates. Of these two factors, higher investment rates have the greater impact because the amount of cash that we invest is significantly greater than the amount that we borrow at short-term rates.

Investments (acquisitions), comparing the first six months of 2008 with the first six months of 2007. Torchmark’s current investment policy calls for investing almost exclusively in investment-grade fixed maturities with long maturities that meet our quality and yield objectives. We prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We are able to do so because of our cash flows, which are generally stable and somewhat predictable. If such longer-term securities do not meet our quality and yield objectives, new money is invested short-term, with maturities less than five years. In the low interest-rate environment of the past few years, acquisitions of new investments have been made at yields lower than the average portfolio yield rate, contributing to a steady decline in the average portfolio yield. However, the average yield on new investments during the first six months of 2008 was 7.17%, the highest available in over five years and exceeding the portfolio yield rate at the end of the second quarter of 2008 by 20 basis points.

The following chart summarizes selected information for fixed-maturity purchases. The effective annual yield shown is the yield calculated to the “worst call date,” which is the potential termination date that produces the lowest yield. For noncallable bonds, the worst-call date is always the maturity date. For callable bonds, the worst-call date is the call date that produces the lowest yield (or the maturity date, if the yield calculated to the maturity date is lower than the yield calculated to each call date.) Two different average life calculations are shown, average life to the next-call date and average life to the maturity date.

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the six months ended June 30,
	2008	2007
Cost of acquisitions:
Investment-grade corporate securities	$671	$1,234
Tax-exempt municipal securities	0	256

Total fixed-maturity acquisitions	$671	$1,490

Effective annual yield (one year compounded)*	7.17%	6.71%
Average life, in years to:
Next call	22.3	19.7
Maturity	33.8	31.9
Average rating	A	A

*	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

During the first six months of 2008, we acquired $671 million of fixed maturities with an average effective yield of 7.17% and an average rating of A. This compares with $1.5 billion of fixed maturities with an average yield of 6.71% and an average rating of A acquired during the same period of 2007. The higher level of acquisitions in 2007 was due to more funds available for investment, as a result of a higher volume of calls, maturities, and sales. The 2007 level of turnover was unusual, and moderated during the remainder of that year. The fixed maturities that we acquired during both periods included a combination of investment-grade fixed maturity corporate bonds and investment-grade trust preferred securities (classified as redeemable preferred stocks). These securities spanned a diversified range of issuers, industry sectors, and geographical regions. The 2007 acquisitions also included tax-exempt securities.

Investments (portfolio composition), comparing June 30, 2008 with June 30, 2007. Approximately 94% of our investments at fair value are in a diversified fixed-maturity portfolio. Policy loans, which are secured by policy cash values, make up an additional 4%. The remaining balance is comprised of other investments including equity securities, mortgage loans, and other long-term and short-term investments. At June 30, 2008, fixed maturities had a fair value of $8.9 billion, compared with $9.2 billion at December 31, 2007 and $9.2 billion at June 30, 2007. Net unrealized losses on fixed maturities increased from $103 million at December 31, 2007 to $670 million at June 30, 2008. As discussed in Note D—Fair Value Measurements, we believe that the increase is primarily attributable to general market conditions and the widening of spreads in corporate bond prices. An analysis of our fixed-maturity portfolio by component at June 30, 2008 is as follows:

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
Corporates	$7,362	$104	$(479)	$6,987	78.7
Asset-backed securities	216	5	(69)	152	1.7
Other	528	3	(27)	504	5.7
Redeemable preferred stocks	1,438	18	(225)	1,231	13.9

Total fixed maturities	$9,544	$130	$(800)	$8,874	100.0

*	At fair value

An analysis of the fixed-maturity portfolio by quality rating at June 30, 2008 is as follows.

Fixed Maturities by Rating*

(Dollar amounts in millions)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$557	6	$548	6
AA	528	5	507	6
A	3,367	35	3,109	35
BBB**	4,465	47	4,135	47

Investment grade	8,917	93	8,299	94
Below investment grade:
BB	460	5	436	5
B	117	1	95	1
Below B	50	1	44	0

Below investment grade	627	7	575	6

	$9,544	100	$8,874	100

*	Rating based on Bloomberg composite
**	Of the amortized cost and fair value amounts shown as “BBB” in the above table, approximately 34% were rated BBB+, 43% were rated BBB, and 23% were rated BBB-.

The portfolio has an average quality rating of “A-.” Approximately 93% of the portfolio at amortized cost was considered investment grade. We have no direct investment exposure to subprime or Alt-A mortgages (loans for which the credit score was acceptable but some of the typical documentation was not provided). We have no derivatives or any other off-balance sheet investment arrangements, as all of our investments are carried on our Consolidated Balance Sheets. We have $66 million at fair value ($132 million book value) invested in collateralized debt obligations (CDOs), for which the average Bloomberg Composite rating at June 30, 2008 was A-. The collateral underlying these CDOs is primarily trust preferred securities issued by banks and insurance companies, and no subprime or Alt-A mortgages are included in the collateral.

Approximately 94% of our fixed-maturity holdings at book value are in corporate securities (including redeemable preferred and asset-backed securities). Investments in corporate fixed maturities are diversified in a wide range of industry sectors. At fair value, the following table presents the relative percentage of our corporate fixed maturities by industry sector at June 30, 2008.

Industry	%
Insurance carriers	22
Depository institutions	13
Electric, gas, sanitation services	13
Nondepository credit institutions (finance)	8
Oil & gas extraction	4
Communications	4
Chemicals & allied products	4
Food & kindred products	2
Security & commodity brokers	2
Railroad transportation	2
All other sectors *	26

100

*	No other individual industry sector represented more than 2% of Torchmark’s corporate fixed maturities.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At June 30, 2008	At December 31, 2007	At June 30, 2007
Average annual effective yield	6.97%	6.96%	6.97%
Average life, in years, to:
Next call (1)	14.9	14.0	13.7
Maturity (1)	21.7	20.7	19.6
Effective duration to:
Next call (1), (2)	7.4	7.5	7.4
Maturity (1), (2)	9.4	9.6	9.4

(1)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and (b) based on the maturity date of all bonds, whether callable or not.
(2)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

The average life and duration of the portfolio have not changed significantly over the prior year.

Realized Gains and Losses, comparing the first six months of 2008 with the first six months of 2007. As discussed in Note F—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity for reasons generally beyond the control of management, resulting in realized gains or losses. For this reason, management removes the effects of such gains and losses when evaluating its overall operating results.

The following table summarizes our tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses), Net of Tax

(Dollar amounts in thousands, except for per share data)

	Six months ended June 30,
	2008		2007
	Amount	Per Share	Amount	Per Share
Fixed maturities and equities:
Investment sales	$(48)	$.00	$(2,811)	$(.03)
Investments called or tendered	(881)	(.01)	9,561	.10
Writedowns	(7,684)	(.08)	(2,317)	(.02)
Real estate	(200)	.00	261	.00
Writedown of real estate	(717)	(.01)	0	.00

Total	$(9,530)	$(.10)	$4,694	$0.05

During 2008, fixed maturity holdings of two non-financial issuers met our criteria for other-than-temporary impairment, resulting in a writedown of these securities in the amount of $11.8 million ($7.7 million after tax). In the 2007 period, we wrote down our holdings in two issuers due to other-than-temporary impairment, resulting in a charge of $3.6 million ($2.3 million after tax). Additionally, as described in Note D—Fair Value Measurements, we wrote down a real estate investment to fair value in 2008, resulting in a loss of $1.1 million ($717 thousand after tax).

Financial Condition

Liquidity. Our liquidity is evidenced by positive cash flow, a portfolio of marketable investments, and the availability of a line of credit facility. Our insurance operations have historically generated cash flows well in excess of immediate requirements. Net cash inflows from operations were $423 million in the first six months of 2008 compared with $433 million in the same period of 2007. In addition to cash inflows from operations, Torchmark received $152 million in investment calls, $38 million in tenders, and $169 million of scheduled maturities or repayments during the 2008 six months.

Cash and short-term investments were $90 million at June 30, 2008, compared with $131 million at December 31, 2007 and $119 million at the end of June, 2007. In addition to these liquid assets, the entire $8.9 billion (fair value at June 30, 2008) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all of our fixed-income and equity securities are publicly traded. We generally expect to hold fixed-income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature.

We have a line of credit facility with a group of lenders which terminates on August 31, 2011. It allows unsecured borrowings and stand-by letters of credit up to $600 million. Up to $175 million in letters of credit can be issued against the facility. The line of credit is further designated as a back-up credit line for a commercial paper program not to exceed $600 million, under which we may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million, less any letters of credit issued. Interest is charged at variable rates. A facility fee is charged on the entire facility. There are also issuance and fronting fees related to the letters of credit and there is an additional usage fee if borrowing exceeds $300 million. The facility has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreements, we are subject to certain covenants regarding capitalization and interest coverage with which we were in full compliance at June 30, 2008. As of June 30, 2008, $124.5 million face amount of commercial paper was outstanding ($124.4 million book value), $150 million letters of credit were issued, and there were no borrowings under the line of credit.

Torchmark (Parent Company) is dependent on dividends from the insurance subsidiaries in order to meet its interest and principal repayment obligations on debt, to pay expenses, and to pay shareholder dividends. While insurance statutory regulations restrict the flow of dividends to the parent, these dividends are expected to be more than adequate to meet Parent Company obligations. In the first six months of 2008, $311 million in dividends were paid to the Parent Company by the insurance subsidiaries.

Capital resources. The capital structure consists of short-term debt (consisting of the commercial paper facility described above and maturities of long-term debt within one year), long-term funded debt, and shareholders’ equity. The outstanding long-term debt at book value, including our Junior Subordinated Debentures, was $722 million at June 30, 2008, compared with $722 million at December 31, 2007 and $721 million at June 30, 2007. An analysis of long-term debt issues outstanding is as follows at June 30, 2008.

Long Term Debt at June 30, 2008

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Senior Debentures	2009	8 1/4%	$99.5	$99.5	$103.9
Notes	2023	7 7/8	165.6	163.0	184.9
Notes	2013	7 3/8	94.0	93.4	101.2
Senior Notes	2016	6 3/8	250.0	246.6	254.2
Issue expenses (1)				(4.2)

Total long-term debt			609.1	598.3	644.2
Junior Subordinated Debentures (2)	2046	7.1	123.7	123.7	105.6	(3)

Total			$732.8	$722.0	$749.8

(1)	Unamortized issue expenses related to Torchmark’s Trust Preferred Securities.
(2)	Included in “Due to Affiliates” in accordance with accounting regulations.
(3)	Market value of the 7.1% Trust Preferred Securities which are obligations of an unconsolidated trust.

We acquired 3.9 million of our outstanding common shares with excess operating cash flow on the open market at a cost of $235 million ($59.94 per share) during the first six months of 2008 under our ongoing share repurchase program. Please refer to the description of our share repurchase program under the caption Highlights in this report. We intend to continue the repurchase of our common shares when financial markets are favorable.

Shareholders’ equity was $2.97 billion at June 30, 2008. This compares with $3.32 billion at December 31, 2007 and $3.25 billion at June 30, 2007. During the twelve months since June 30, 2007, shareholder’s equity has been reduced by $354 million in share purchases and by $393 million of unrealized losses after tax in the fixed maturity portfolio. As explained in Note D—Fair Value Measurements, the unrealized losses resulted primarily from general market conditions and widening credit spreads reflected in corporate bond prices.

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

Selected Financial Data

	At June 30, 2008		At December 31, 2007		At June 30, 2007
	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*
Fixed maturities (millions)	$8,874	$(670)	$9,226	$(103)	$9,152	$(27)
Deferred acquisition costs (millions) **	3,273	41	3,159	8	3,071	4
Total assets (millions)	14,744	(629)	15,241	(95)	15,098	(23)
Short-term debt (millions)	124	0	202	0	263	0
Long-term debt (millions)	722	0	722	0	721	0
Shareholders’ equity (millions)	2,974	(409)	3,325	(62)	3,248	(15)

Book value per diluted share	33.35	(4.58)	35.60	(0.66)	34.04	(0.16)
Debt to capitalization ***	22.2%	2.2%	21.7%	0.3%	23.3%	0.1%

Diluted shares outstanding (thousands)	89,167		93,383		95,412
Actual shares outstanding (thousands)	88,351		92,175		93,798

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item.
**	Includes the value of insurance purchased.
***	Torchmark’s debt covenants require that the effect of SFAS 115 be removed to determine this ratio.

Interest coverage was 12.7 times in both the 2008 and 2007 six months.

Pension assets. The following chart presents assets at fair value for our defined-benefit pension plans at June 30, 2008 and the prior-year end.

Pension Assets by Component

(Dollar amounts in thousands)

	June 30, 2008		December 31, 2007
	Amount	%	Amount	%
Corporate debt	$66,779	41.7	$54,436	31.9
Other fixed maturities	860	0.5	891	0.5
Equity securities	88,947	55.5	101,214	59.4
Short-term investments	2,514	1.6	12,467	7.3
Other	1,201	0.7	1,432	0.9

Total	$160,301	100.0	$170,440	100.0

The liability for the funded defined-benefit pension plan was $196 million at December 31, 2007. As disclosed in Note C—Postretirement Benefit Plans, contributions in the amount of $4.5 million have been made to the pension plan as of June 30, 2008. We anticipate a total contribution in 2008 of approximately $12 million.

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

Derivatives: Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161), was issued in March, 2008 expanding the disclosures about derivatives and hedging activities required under existing accounting guidance. SFAS 161 is effective for Torchmark as of January 1, 2009. As of June 30, 2008, Torchmark does not hold any of the derivative instruments subject to this Statement.

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

There have been no quantitative or qualitative changes with respect to market risk exposure during the six months ended June 30, 2008.

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

As of the end of the fiscal quarter completed June 30, 2008, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended June 30, 2008, there have not been any significant changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

On March 30, 2007, the Barbour County Circuit Court issued an order denying Liberty’s petition for clarification and/or modification of Robertson, holding that Liberty’s policies did not state that they will pay “actual charges” accepted by providers. On April 8, 2007, the Court issued an order granting a motion to intervene and establishing a subclass in Robertson comprised of Liberty cancer policyholders who are now or have within the past six years, undergone cancer treatment and filed benefit claims under the policies in question. Liberty filed a motion with the Barbour County Circuit Court to certify for an interlocutory appeal that Court’s order on Liberty’s petition for clarification in Robertson on April 17, 2007. An appellate mediation of these issues was conducted on August 9, 2007. On October 16, 2007, the Alabama Supreme Court entered orders, based upon the conclusion by the parties of the appellate mediation, staying the proceedings for a writ of mandamus, reinstating the cases on the appellate docket, and remanding the cases to the Barbour County Circuit Court to implement the parties’ settlement agreement. A fairness hearing on the proposed settlement agreement was held by the Barbour County Circuit Court on January 15, 2008. Subsequent to this hearing, an order approving the settlement agreement was approved by the Barbour County Circuit Court but was thereafter vacated by that Court due to technical errors in the printing of the original order. A corrected order finally approving the settlement was entered on or about May 6, 2008. Prior to the entry of the corrected order, notice of appeal was filed by one objector. On July 29, 2008, the Alabama Supreme Court dismissed the remaining appeal in Robertson.

Item 1A.	Risk Factors

Torchmark has had no material changes to its risk factors.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2008	78,800	$64.56	78,800
May 1-31, 2008	415,100	63.60	415,100
June 1-30, 2008	1,106,100	60.56	1,106,100

On July 26, 2007, Torchmark’s Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be purchased.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held April 24, 2008:

(i)	The following directors were elected:

	FOR	AGAINST	WITHHELD FROM DIRECTOR
Mark S. McAndrew	71,160,447	1,424,373	456,690
Sam R. Perry	71,395,474	1,189,346	456,690
Lamar C. Smith	70,126,565	2,458,255	456,690

The following directors’ terms of office continued after the meeting.

Charles E. Adair	Joseph L. Lanier, Jr.
David L. Boren	Lloyd W. Newton
M. Jane Buchan	Paul J. Zucconi
Robert W. Ingram

(ii)	The appointment of Deloitte & Touche, LLP as Torchmark’s independent registered public accounting firm for 2008 was ratified:

FOR	AGAINST	ABSTAIN
71,883,406	528,611	629,492

(iii)	The Torchmark Corporation 2008 Management Incentive Plan was approved by shareholders:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
63,564,398	1,538,740	952,891	6,985,481

(iv)	The pay-for-superior-performance principle proposal submitted by shareholder, the Sheet Metal Workers’ National Pension Fund, was defeated:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
17,646,387	46,945,197	1,464,445	6,985,481

Item 6. Exhibits

(a)	Exhibits

(11)	Statement re Computation of Per Share Earnings

(12)	Statement re Computation of Ratios

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Mark S. McAndrew

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

(32.1)	Section 1350 Certification by Mark S. McAndrew and Gary L. Coleman

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: August 7, 2008	/s/ Mark S. McAndrew
Mark S. McAndrew
Chairman and Chief Executive Officer

Date: August 7, 2008	/s/ Gary L. Coleman
Gary L. Coleman, Executive Vice
President and Chief Financial Officer