Form 10-Q
period 2008-09-30
TORCHMARK CORP
filed 2008-11-07
CIK 320335

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2008

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT OCTOBER 31, 2008
Common Stock, $1.00 Par Value	85,033,197

Index of Exhibits (Page 52).

Total number of pages included are 53.

TORCHMARK CORPORATION

PART I - FINANCIAL INFORMATION

Item  1. Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	September 30, 2008	December 31, 2007 *
Assets	(Unaudited)

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2008 - $9,603,716 ; 2007 - $9,329,149)	$8,168,032	$9,226,045
Equity securities, at fair value (cost: 2008 - $16,876 ; 2007 - $18,776)	17,188	21,295
Policy loans	354,819	344,349
Other long-term investments	79,630	69,290
Short-term investments	65,805	111,220

Total investments	8,685,474	9,772,199

Cash	16,495	20,098
Accrued investment income	183,043	172,783
Other receivables	90,186	96,750
Deferred acquisition costs and value of insurance purchased	3,352,788	3,159,051
Goodwill	423,519	423,519
Other assets	182,813	173,833
Separate account assets	1,016,048	1,423,195

Total assets	$13,950,366	$15,241,428

Liabilities and Shareholders’ Equity

Liabilities:
Future policy benefits	$8,387,642	$7,958,983
Unearned and advance premiums	89,389	86,714
Policy claims and other benefits payable	235,644	256,462
Other policyholders’ funds	90,404	89,958

Total policy liabilities	8,803,079	8,392,117

Deferred and accrued income taxes	540,056	966,008
Other liabilities	181,540	210,990
Short-term debt	345,342	202,058
Long-term debt (fair value: 2008 - $523,155 ; 2007 - $655,543)	498,913	598,012
Due to affiliates	124,421	124,421
Separate account liabilities	1,016,048	1,423,195

Total liabilities	11,509,399	11,916,801

Shareholders’ equity:
Preferred stock, par value $1 per share - Authorized 5,000,000 shares; outstanding: -0- in 2008 and in 2007	0	0
Common stock, par value $1 per share - Authorized 320,000,000 shares; outstanding: (2008 - 94,874,748 issued, less 8,444,451 held in treasury and 2007 - 94,874,748 issued, less 2,699,333 held in treasury)	94,875	94,875
Additional paid-in capital	489,646	481,228
Accumulated other comprehensive income (loss)	(900,865)	(80,938)
Retained earnings	3,269,586	3,003,152
Treasury stock, at cost	(512,275)	(173,690)

Total shareholders’ equity	2,440,967	3,324,627

Total liabilities and shareholders’ equity	$13,950,366	$15,241,428

* Derived from audited financial statements

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Life premium	$406,114	$392,720	$1,215,554	$1,176,478
Health premium	268,940	299,475	861,688	952,507
Other premium	3,543	4,901	11,352	15,320

Total premium	678,597	697,096	2,088,594	2,144,305
Net investment income	169,034	163,080	503,763	486,389
Realized investment gains (losses)	(95,221)	1,408	(109,883)	8,629
Other income	942	2,030	3,803	6,835

Total revenue	753,352	863,614	2,486,277	2,646,158

Benefits and expenses:
Life policyholder benefits	268,338	258,163	809,540	780,666
Health policyholder benefits	174,363	198,452	592,995	655,456
Other policyholder benefits	8,535	6,218	24,500	20,463

Total policyholder benefits	451,236	462,833	1,427,035	1,456,585

Amortization of deferred acquisition costs	101,429	98,898	297,701	293,478
Commissions and premium taxes	34,514	38,646	111,318	117,641
Other operating expense	45,035	44,074	135,059	129,161
Interest expense	15,507	17,579	46,497	51,377

Total benefits and expenses	647,721	662,030	2,017,610	2,048,242

Income before income taxes	105,631	201,584	468,667	597,916
Income taxes	(42,480)	(68,702)	(153,617)	(202,726)

Net income	$63,151	$132,882	$315,050	$395,190

Basic net income per share	$0.73	$1.43	$3.54	$4.16

Diluted net income per share	$0.72	$1.41	$3.49	$4.09

Dividends declared per common share	$0.14	$0.13	$0.42	$0.39

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$63,151	$132,882	$315,050	$395,190

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(860,298)	(6,441)	(1,437,612)	(243,762)
Less: reclassification adjustment for (gains) losses on securities included in net income	94,563	(1,385)	107,813	(8,203)
Less: reclassification adjustment for amortization of (discount) and premium	(3,199)	(2,500)	(9,250)	(4,710)
Less: foreign exchange adjustment on securities marked to market	2,481	(6,887)	4,262	(16,097)

Unrealized gains (losses) on securities	(766,453)	(17,213)	(1,334,787)	(272,772)
Unrealized gains (losses) on deferred acquisition costs	46,947	1,125	79,462	15,395

Total unrealized investment gains (losses)	(719,506)	(16,088)	(1,255,325)	(257,377)
Less applicable taxes	251,827	5,630	439,364	90,081

Unrealized gains (losses), net of tax	(467,679)	(10,458)	(815,961)	(167,296)

Foreign exchange translation adjustments	(5,470)	10,040	(7,920)	23,573
Less applicable taxes	1,396	(3,513)	2,253	(8,250)

Foreign exchange translation adjustments, net of tax	(4,074)	6,527	(5,667)	15,323

Pension adjustments:
Adoption of Supplemental Executive Retirement Plan	0	0	0	(15,419)
Amortization of pension costs	872	747	2,617	1,946

Pension adjustments	872	747	2,617	(13,473)
Less applicable taxes	(305)	(261)	(916)	4,716

Pension adjustments, net of tax	567	486	1,701	(8,757)

Other comprehensive income (loss)	(471,186)	(3,445)	(819,927)	(160,730)

Comprehensive income (loss)	($408,035)	$129,437	($504,877)	$234,460

See accompanying Notes to Consolidated Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2008	2007

Cash provided from operations	$613,881	$654,921

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale - sold	117,074	313,576
Fixed maturities available for sale - matured, called, and repaid	449,289	1,154,137
Other long-term investments	4,847	18,669

Total investments sold or matured	571,210	1,486,382

Investments acquired:
Fixed maturities	(934,082)	(1,716,192)
Other long-term investments	(13,539)	(17,125)

Total investments acquired	(947,621)	(1,733,317)

Net (increase) decrease in short-term investments	45,415	57,634
Net change in payable or receivable for securities	(2,277)	(38,536)
Disposition of properties	768	5,643
Additions to properties	(8,605)	(16,910)
Investment in low-income housing interests	(26,761)	(23,777)
Acquisition of DMAD	0	(47,122)

Cash used for investment activities	(367,871)	(310,003)

Cash provided from (used for) financing activities:
Proceeds from exercise of stock options	25,402	40,060
Net borrowings (repayments) of commercial paper	43,805	34,410
Tax benefit from stock option exercises	3,611	5,926
Acquisition of treasury stock	(379,283)	(447,667)
Cash dividends paid to shareholders	(36,702)	(37,391)
Net receipts (withdrawals) from deposit product operations	101,593	45,428

Cash used for financing activities	(241,574)	(359,234)

Effect of foreign exchange rate changes on cash	(8,039)	6,670

Net increase (decrease) in cash	(3,603)	(7,646)
Cash at beginning of year	20,098	16,716

Cash at end of period	$16,495	$9,070

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at September 30, 2008, and the consolidated results of operations, comprehensive income and cash flows for the periods ended September 30, 2008 and 2007.

Note B—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Basic weighted average shares outstanding	87,019,210	92,711,807	89,082,094	95,036,478
Weighted average dilutive options outstanding	792,057	1,349,620	1,121,648	1,564,936
Diluted weighted average shares outstanding	87,811,267	94,061,427	90,203,742	96,601,414

Antidilutive shares*	1,867,112	921,862	1,621,602	94,857

*Antidilutive shares are excluded from the calculation of diluted earnings per share.

Unless otherwise specified, earnings per share data is assumed to be on a diluted basis.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans

Components of Post-Retirement Benefit Costs

	Three Months ended September 30,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Service cost	$1,985	$1,501	$164	$166
Interest cost	3,404	3,253	244	235
Expected return on assets	(3,715)	(3,487)	0	0
Prior service cost	540	512	0	0
Net actuarial (gain)/loss	15	388	(83)	(88)

Net periodic benefit cost	$2,229	$2,167	$325	$313

	Nine Months ended September 30,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Service cost	$5,766	$6,167	$501	$501
Interest cost	10,678	10,024	737	711
Expected return on assets	(11,475)	(12,757)	0	0
Prior service cost	2,250	1,558	0	0
Net actuarial (gain)/loss	2	727	(252)	(265)

Net periodic benefit cost	$7,221	$5,719	$986	$947

As of September 30, 2008, Torchmark has contributed $12 million to its qualified funded pension plan. The Company plans to make no further contributions during 2008.

In January, 2007, Torchmark adopted the Supplemental Executive Retirement Plan (SERP), a non-qualified defined-benefit pension plan. The unfunded obligation under this plan was $19 million at September 30, 2008.

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Fair Value Measurements (continued)

The following table represents assets measured at fair value on a recurring basis:

	Fair Value Measurements at 9/30/08 Using:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Asset-backed securities	$0	$28,521	$35,249	$63,770
Mortgage-backed securities	0	42,828	0	42,828
Corporates	172,010	7,340,398	98,342	7,610,750
Other*	0	449,958	726	450,684

Total fixed maturities	172,010	7,861,705	134,317	8,168,032

Equities	16,465	99	624	17,188

Total	$188,475	$7,861,804	$134,941	$8,185,220

Percent of total	2.3%	96.0%	1.7%	100.0%

*	Includes U.S. government, government-sponsored enterprises, municipals, and foreign governments.

The great majority of our fixed maturities are not actively traded and direct quotes are not generally available. In determining the fair values reported as Level 1 or Level 2, management utilizes third-party vendors recognized in the financial services industry for expertise in providing security valuations. Where possible, these prices were corroborated against other independent sources. Vendor prices are not binding offers and are generally based on prices for similar securities in active markets which are markets where reliable recent trade data are available. The prices underlying 97% of the fair value reported as Level 3 were provided by broker/dealers at September 30, 2008. The Company attempts to obtain three quotes for Level 3 assets.

The collateral underlying asset-backed securities for which fair values are reported as Level 3 consists primarily of trust preferred securities issued by banks and insurance companies. None of the collateral is subprime or Alt-A mortgages (loans for which the typical documentation was not provided). The decrease in Level 3 assets during the 2008 period of $164 million was not considered material to the overall portfolio and was due primarily to a $115 million increase in unrealized losses. None of the change in the fair value of Level 3 assets still held at the reporting date was included in net income.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Fair Value Measurements (continued)

Net unrealized losses on fixed maturities increased from $103 million at December 31, 2007 to $1.4 billion at September 30, 2008. More than 60% of the net unrealized loss at September 30, 2008 is attributable to fixed maturity securities in the financial sector. Based upon conditions experienced by companies in the bond market and the commercial paper market, management believes that much of the unrealized loss at September 30, 2008 was attributable to illiquidity in the market, which contributed to a spread widening on many securities that management expects to be fully recoverable. Due to the strong and stable cash flows generated by its insurance products, Torchmark has the ability to hold these securities until recovery and intends to do so.

During the first nine months of 2008, the Company determined that certain of its holdings in fixed maturities and preferred stocks were other-than-temporarily impaired, resulting in writedowns in the amount of $105 million ($78 million after tax). The pretax writedown includes writedowns in the third quarter of $73 million for bonds issued by Lehman Brothers, $18.5 million for bonds issued by Washington Mutual, and $2 million for perpetual preferred stock issued by the Federal National Mortgage Association. In the nine months of 2007, $4 million ($3 million after tax) of impaired writedowns were taken. These losses for other-than-temporary impairment were included in realized investment losses. Also during the 2008 period, certain real estate holdings, measured on a nonrecurring special-event basis, were written down because the carrying values of these properties were not expected to be recoverable. The fair values were determined based on recent sales of similar properties (Level 2 observable inputs). The writedowns consisted of company-occupied property in the amount of $2.1 million ($1.4 million after tax) and investment real estate in the amount of $1.1 million ($.7 million after tax). The loss on company-occupied property was included in operating expenses and the loss on invested real estate was included as a realized investment loss.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Income Taxes

The effective income tax rate differed from the expected 35% rate as shown below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007

	Amount	%	Amount	%	Amount	%	Amount	%

Expected income taxes	$ 36,971	35.0	$ 70,554	35.0	$ 164,033	35.0	$ 209,271	35.0

Increase (reduction) in income taxes resulting from:
Tax-exempt investment income	(1,327)	(1.3)	(1,404)	(.7)	(3,445)	(.7)	(3,013)	(.5)
Tax settlements	(1,113)	(1.0)	311.2		(12,400)	(2.6)	56.0
Low income housing investments	(1,279)	(1.2)	(829)	(.4)	(3,853)	(.8)	(3,321)	(.6)
Tax Valuation Allowance	9,500	9.0	0.0		9,500	2.0	0.0
Other	(272)	(.3)	70.0		(218)	.0	(267)	.0

Income tax expense	$ 42,480	40.2	$ 68,702	34.1	$ 153,617	32.9	$ 202,726	33.9

The effective income tax rate for the three month period ended September 30, 2008 differed from the effective income tax rate for the same period ended September 30, 2007 primarily as a result of changes to the Company’s valuation allowance for deferred tax assets related to differences between financial statement book values and tax bases of other-than-temporarily impaired fixed maturity investments and preferred stock for which a portion, in the judgment of management, are not more likely than not to be realized. The realization of deferred tax assets depends upon the generation of taxable income of a similar character in the period in which those temporary differences are deductible in accordance with current tax law. Management considered the reversal of existing deferred tax liabilities, projected taxable income, and tax planning strategies that would give rise to taxable income of the same character as the impairment losses in determining that a valuation allowance was required. See Note D—Fair Value Measurements for more information regarding securities which were written down during the period.

The effective income tax rate for the nine month period ended September 30, 2008 differed from the effective income tax rate for the same period ended September 30, 2007 primarily as a result of changes to the Company’s valuation allowance for deferred tax assets (discussed above) as well as tax settlements with Canadian income tax authorities. These authorities had proposed certain adjustments with respect to their examination of Torchmark’s tax returns through 2004. Torchmark filed an appeal with the Tax Court of Canada which ruled in Torchmark’s favor in May of 2008.

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

As noted, Torchmark’s “core operations” are insurance and investment management. The insurance segments issue policies for which premiums are collected for the eventual payment of policy benefits. In addition to policy benefits, operating expenses are incurred including acquisition costs, administrative expenses, and taxes. Because life and health contracts can be long term, premium receipts in excess of current expenses are invested. Investment activities, conducted by the Investment segment, focus on seeking quality investments with a yield and term appropriate to support the insurance product obligations. These investments generally consist of fixed maturities, and, over the long term, the expected yields are taken into account when setting insurance premium rates and product profitability expectations. As a result, fixed maturities are generally held for long periods to support the liabilities, and Torchmark generally expects to hold investments until maturity. Dispositions of investments occur from time to time, generally as a result of credit deterioration, calls by issuers, or other factors usually beyond the control of management. Dispositions are sometimes required in order to maintain the Company’s investment policies and objectives. Investments are also occasionally written down as a result of other-than-temporary impairment. Torchmark does not actively trade investments for profit. As a result, realized gains and losses from the disposition and write down of investments are generally incidental to operations and are not considered in insurance pricing or product profitability. While from time to time these realized gains and losses could be material to net income in the period in which they occur, they have an immaterial effect on the yield of the total investment

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Business Segments (continued)

portfolio. Further, because the proceeds of the disposals are reinvested in the portfolio, the disposals have little effect on the size of the portfolio and the income from the reinvestments is included in net investment income. Therefore, management removes realized investment gains and losses from results of core operations when evaluating the performance of the Company. For this reason, these gains and losses are excluded from Torchmark’s operating segments.

Torchmark accounts for its stock options and restricted stock under current accounting guidance requiring stock options and stock grants to be expensed based on fair value at the time of grant. Management considers stock compensation expense to be an expense of the Parent Company. Therefore, stock compensation expense is treated as a Corporate expense in Torchmark’s segment analysis.

Torchmark provides coverage under the Medicare Part D prescription drug plan for Medicare beneficiaries. In accordance with GAAP, Part D premiums are recognized evenly throughout the year when they become due but benefit costs are recognized when the costs are incurred. Due to the design of the Part D product, premiums are evenly distributed throughout the year, but benefit costs are much higher earlier in the year. As a result, under GAAP, benefit costs can exceed premiums in the first part of the year, but be less than premiums during the remainder of the year. For segment reporting purposes, Torchmark has elected to defer $14.3 million excess benefits incurred in the first nine months of 2008 to the remainder of the year in order to more closely match the benefit cost with the associated revenue. In the 2007 nine-month period, $18.2 million in excess benefits were deferred. For the full year of 2007, the total premiums and benefits were the same under this alternative method as they were under GAAP and are expected to be so in 2008. The Company’s presentation results in the underwriting margin percentage of each interim period reflecting the expected margin percentage for the full year. In addition, GAAP recognizes in each quarter a government risk-sharing premium adjustment consistent with the contract as if the quarter represented an entire contract period. Torchmark did not include this $2.7 million GAAP adjustment in the first nine months of 2008 or the comparable $13.1 million adjustment in the first nine months of 2007 for segment reporting purposes. These adjustments were removed because these contract payments are based upon the experience of the full contract year, not the experience of interim periods. The 2008 reduction in the risk-sharing premium resulted from scheduled changes to the Centers of Medicare and Medicaid Services (CMS) risk-share formula and refinements to the Company’s estimate of interim risk-share premium adjustments on certain product enhancements which had the effect of accelerating claim payments. For the entire year, we expect our benefit ratio to be in line with the prior year and we do not expect to receive any government risk-sharing premium. The difference between the interim results as presented for segment purposes and GAAP is a charge of $11.6 million in 2008 ($7.6 million after tax) and $5.0 million in 2007 ($3.3 million after tax).

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Business Segments (continued)

The Company recorded a $10.7 million settlement benefit related to prior years during the first nine months of 2008 which primarily resulted from the favorable resolution of litigation concerning tax liabilities asserted by Canadian tax authorities covering several years. More information on this tax settlement is provided in Note E—Income Taxes in the Notes to Consolidated Financial Statements. The Company also benefited from $613 thousand in U.S. Federal income tax issues related to prior years settled in the first nine months of 2007. Torchmark received a pre-tax litigation settlement, net of expenses, of $1.3 million ($.9 million after tax) in 2008 and $515 thousand ($335 thousand after tax) in 2007 from litigation concerning an investment owned and disposed of several years ago. A legal settlement in the amount of $2.4 million ($1.6 million after tax) was expensed in 2008 relating to litigation issues arising in prior periods and concerning events occurring many years ago. Additionally, $933 thousand of such legal costs were expensed in 2007 ($607 thousand after tax). Management removes items related to prior periods such as these when analyzing its ongoing core results.

A Torchmark subsidiary began a program in late 2006 to dispose of its agency office buildings, replacing them with rental facilities. Because of the scale of this nonoperating program in 2007, $4.0 million of gain from the sales ($2.6 million after tax) did not apply to 2007 core results and were removed for segment purposes. These gains are included in “Other income” in the Consolidated Statements of Operations. In 2008, gains from these sales were immaterial as this program is drawing to a close. The 2008 one-time writedown of Company-occupied real estate described in Note D—Fair Value Measurements in the amount of $2.1 million ($1.4 million after tax) was not related to the Company’s core results and was also removed from segment results.

The following tables total the components of Torchmark’s operating segments and reconcile these operating results to its pretax income and each significant line item in its Consolidated Statements of Operations.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the nine months ended September 30, 2008
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,215,554	$859,027	$11,352			$2,661	(1)	$2,088,594
Net investment income				$503,565		198	(2)	503,763
Other income					$3,027	776	(4,5,6)	3,803

Total revenue	1,215,554	859,027	11,352	503,565	3,027	3,635		2,596,160

Expenses:
Policy benefits	809,540	578,685	24,500			14,310	(1)	1,427,035
Required interest on net reserves	(305,289)	(23,665)	(27,013)	355,967				0
Amortization of acquisition costs	335,819	99,896	11,348	(149,362)				297,701
Commissions and premium tax	55,759	56,285	113			(839	)(4)	111,318
Insurance administrative expense (3)					116,251	2,129	(7)	118,380
Parent expense					5,978	2,395	(5)	8,373
Stock compensation expense					8,306			8,306
Interest expense				46,299		198	(2)	46,497

Total expenses	895,829	711,201	8,948	252,904	130,535	18,193		2,017,610

Subtotal	319,725	147,826	2,404	250,661	(127,508)	(14,558)		578,550
Nonoperating items						14,558	(1,5,6,7)	14,558

Measure of segment profitability (pretax)	$319,725	$147,826	$2,404	$250,661	$(127,508)	$0		593,108

Deduct applicable income taxes								(198,378)

Segment profits after tax								394,730

Add back income taxes applicable to segment profitability	198,378
Add (deduct) realized investment gains (losses)	(109,883)
Add (deduct) net costs from legal settlements (5)	(1,058)
Deduct Part D adjustment (1)	(11,649)
Add gain from sale of agency buildings (6)	278
Deduct loss on company-occupied property (7)	(2,129)

Pretax income per Consolidated Statement of Operations	$468,667

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which match expected benefits with policy premium.
(2)	Reclassification of interest amount due to FIN46R (accounting rule requiring deconsolidaton of Trust Preferred Securities). Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Legal settlements.
(6)	Gain from sale of agency buildings.
(7)	Loss on company-occupied property.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the nine months ended September 30, 2007
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,176,478	$939,360	$15,320			$13,147	(1)	$2,144,305
Net investment income				$486,191		198	(2)	486,389
Other income					$3,244	3,591	(4,5,6)	6,835

Total revenue	1,176,478	939,360	15,320	486,191	3,244	16,936		2,637,529

Expenses:
Policy benefits	780,666	637,294	20,463			18,162	(1)	1,456,585
Required interest on net reserves	(288,706)	(20,846)	(23,500)	333,052				0
Amortization of acquisition costs	321,645	103,090	10,507	(141,764)				293,478
Commissions and premium tax	54,261	64,190	94			(904	)(4)	117,641
Insurance administrative expense (3)					115,652	933	(5)	116,585
Parent expense					6,378			6,378
Stock compensation expense					6,198			6,198
Interest expense				51,179		198	(2)	51,377

Total expenses	867,866	783,728	7,564	242,467	128,228	18,389		2,048,242

Subtotal	308,612	155,632	7,756	243,724	(124,984)	(1,453)		589,287
Nonoperating items						1,453	(1,5,6)	1,453

Measure of segment profitability (pretax)	$308,612	$155,632	$7,756	$243,724	$(124,984)	$0		590,740

Deduct applicable income taxes								(200,827)

Segment profits after tax								389,913

Add back income taxes applicable to segment profitability	200,827
Add (deduct) realized investment gains (losses)	8,629
Add (deduct) net proceeds from legal settlements (5)	(418)
Deduct Part D adjustment (1)	(5,015)
Add gain from sale of agency buildings (6)	3,980

Pretax income per Consolidated Statement of Operations	$597,916

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which match expected benefits with policy premium.
(2)	Reclassification of interest amount due to FIN46R (accounting rule requiring deconsolidation of Trust Preferred Securities). Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Legal settlements related to disposed subsidiary.
(6)	Gain from sale of agency buildings.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Nine months ended September 30,		Increase (Decrease)
	2008	2007	Amount	%
Life insurance	$319,725	$308,612	$11,113	4
Health insurance	147,826	155,632	(7,806)	(5)
Annuity	2,404	7,756	(5,352)	(69)
Other:
Other income	3,027	3,244	(217)	(7)
Administrative expense	(116,251)	(115,652)	(599)	1
Investment	250,661	243,724	6,937	3
Corporate and adjustments	(14,284)	(12,576)	(1,708)	14

Pretax total	593,108	590,740	2,368	0
Applicable taxes	(198,378)	(200,827)	2,449	(1)

After-tax total	394,730	389,913	4,817	1
Reconciling items:
Realized gains (losses) (after tax)	(80,924)	5,609	(86,533)
Part D adjustment (after tax)	(7,572)	(3,260)	(4,312)
Tax settlements from issues related to prior years	10,707	613	10,094
Net proceeds (costs) of legal settlements (after tax)	(688)	(272)	(416)
Gain on sale of agency buildings (after tax)	181	2,587	(2,406)
Loss on company-occupied property (after tax)	(1,384)	0	(1,384)

Net income	$315,050	$395,190	$(80,140)	(20)

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

The tables in Note F—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the nine-month periods ended September 30, 2008 and 2007. Additionally, a table in that note, Analysis of Profitability by Segment, provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles those measures to our net income. That summary represents our overall operations in the manner that management views the business, and is a basis of the following highlights discussion.

A discussion of operations by each segment follows later in this report. These discussions compare the first nine months of 2008 with the same period of 2007, unless otherwise noted.

Highlights, comparing the first nine months of 2008 with the first nine months of 2007. Net income per diluted share declined 15% to $3.49. Net income for the 2008 period reflects an after-tax charge of $.90 per share for realized investment losses, of which $.86 was attributable to writedowns of securities determined to be other-than-temporarily impaired. These writedowns, including a writedown of $.78 per share during the third quarter of bonds issued by Lehman Brothers and Washington Mutual and perpetual preferred stock issued by the Federal National Mortgage Association, are discussed in detail under the caption Realized gains and losses in this report. Net income per share during the 2007 period reflected an after tax gain of $.06 per share for investment gains. Additionally, as explained in Note F—Business Segments, differences in our estimate of interim results for Medicare Part D as we view this product for segment purposes and GAAP resulted in a $8 million after-tax charge to 2008 earnings or $.08 per share, compared with a charge of $3 million after-tax or $.03 per share in the prior period. We expect our 2008 full year benefit ratios to be approximately the same as those for interim periods, as was the case in 2007. For this reason, there should be no differences in segment versus GAAP reporting by year end 2008.

We use three statistical measures as indicators of product sales: “annualized premium in force,” “net sales” and “first-year collected premium.” Annualized premium in force is defined as the premium income that would be received over the following twelve months at any given date on all active policies if those policies remain in force throughout the twelve-month period. Annualized premium in force is an indicator of potential growth in premium revenue. Net sales is defined as annualized premium issued, net of cancellations in the first thirty days after issue, except for Direct Response, where net sales is annualized premium issued at the time the first full premium is paid after any introductory offer has expired. Annualized premium issued is the gross premium that would be received during the policies’ first year in force, assuming that none of the policies lapsed or terminated. Although lapses and terminations will occur, we believe that net sales is a useful indicator of the rate of acceleration of premium growth. First-year collected premium is the premium collected during the reporting period for all policies in their first policy year. First-year collected premium takes lapses into account in the first policy year when lapses are more likely to occur, and thus is a useful indicator of how much new premium is expected to be added to premium income in the future.

Total premium income declined 3% for the nine months to $2.1 billion, as health premium declined 10%. Total net sales, excluding Medicare Part D net sales, declined 12% to $330 million. Also excluding Part D, first-year collected premium declined 9% to $267 million for the period.

Life insurance premium income grew 3% to $1.2 billion. Life net sales increased in each of Torchmark’s major distribution groups, increasing 13% in total to $221 million. First-year collected life premium increased 5% to $156 million. Life underwriting margins increased 4% to $320 million.

Health insurance premium income, excluding Medicare Part D premium, decreased 7% to $726 million. Health net sales, excluding Part D, declined 40% to $109 million, as a result of the increased turnover of agents in our United American (UA) Branch Office Agency. This Agency is a key distributor of our health products, but has been facing increased competition in recent periods. First-year collected health premium, excluding Part D, declined 24% to $111 million. Underwriting income of $131 million remained at 18% of premium in 2008. We are addressing the turnover in the UA Branch Office Agency by offering the agents new lines of products with new compensation incentives focused on marketing these products.

Our Medicare Part D prescription drug business is a component of the health insurance segment. In the manner we view our Medicare Part D business as described in Note F—Business Segments, policyholder premium was $133 million in 2008. This 18% decrease was a result of a decline in the number of enrollees year over year. Underwriting income declined 4% to $17 million.

Excess investment income per diluted share increased 10% to $2.78, while excess investment income increased 3% to $251 million. Net investment income increased 4% or $17 million, but was partially offset by a $15 million increase in interest cost on net insurance policy liabilities. Investment income was also impacted by our additional investment in 2007 of $256 million in tax-exempt fixed maturities, which reduced net investment income but also effectively reduced taxes. Financing costs declined 10% in the period primarily as a result of lower short-term rates and a lower average balance outstanding on our commercial paper facility.

In the 2008 period, we invested new money at an effective annual yield on new investments of 7.12%. This yield compares with an average portfolio yield of 6.97% (at September 30, 2008). The fixed-maturity portfolio at fair value accounted for 94% of total investments at September 30, 2008 and had an average rating of BBB+. The fixed maturity portfolio contains no securities backed by subprime mortgages. We are not a party to any counterparty risk, with no credit default swaps or other derivative contracts. We do not engage in securities lending.

We have an on-going share repurchase program which began in 1986 and was reaffirmed at the October 30, 2008 Board of Directors’ meeting. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. In the first nine months of 2008, we acquired 6.4 million shares of the Company’s common stock in the open market at a cost of $379 million ($59.26 average price per share). Of the $379 million, $351 million was from excess operating cash flow, which was used to repurchase 5.9 million shares, and $28 million was from the cash received from stock option exercises by current and former employees. Proceeds from these option exercises were used to repurchase 470 thousand shares in order to offset dilution from the exercises. We will continue to purchase shares when market conditions are favorable. During the month ended October 31, 2008, we acquired 1.4 million shares at a cost of $65 million and an average price of $46.27 per share.

A detailed discussion of our operations by component segment follows.

Life insurance, comparing the first nine months of 2008 with the first nine months of 2007. Life insurance is our predominant segment, representing 58% of premium income and 68% of insurance underwriting margin in the first nine months of 2008. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the Investment segment. Life insurance premium income increased 3% to $1.2 billion. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase (Decrease)
	2008		2007
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$385,232	32	$363,966	31	$21,266	6
American Income Exclusive Agency	354,873	29	326,513	28	28,360	9
Liberty National Exclusive Agency	216,019	18	221,606	19	(5,587)	(3)
Other Agencies	259,430	21	264,393	22	(4,963)	(2)

Total Life Premium	$1,215,554	100	$1,176,478	100	$39,076	3

Net sales, defined earlier in this report as an indicator of new business production, grew 13% to $221 million. Each of our three primary distribution groups had growth in net sales. An analysis of life net sales by distribution group is presented below.

Life Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2008		2007		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$91,766	41	$85,311	43	$6,455	8
American Income Exclusive Agency	80,125	36	68,080	35	12,045	18
Liberty National Exclusive Agency	35,209	16	26,676	14	8,533	32
Other Agencies	14,394	7	15,851	8	(1,457)	(9)

Total Life Net Sales	$221,494	100	$195,918	100	$25,576	13

First-year collected life premium, defined earlier in this report, was $156 million in the 2008 period, rising 5% over the prior-year period. First-year collected life premium by distribution group is presented in the table below.

Life Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2008		2007		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$60,800	39	$57,175	38	$3,625	6
American Income Exclusive Agency	60,934	39	54,884	37	6,050	11
Liberty National Exclusive Agency	21,809	14	22,153	15	(344)	(2)
Other Agencies	12,817	8	14,629	10	(1,812)	(12)

Total	$156,360	100	$148,841	100	$7,519	5

The Direct Response operation consists of two primary components: insert media and direct mail. Insert media, which targets primarily the adult market, involves placing insurance solicitations as advertising inserts into a variety of media, such as coupon packets, newspapers, bank statements, and billings. Direct mail targets primarily young middle-income households with children. The juvenile life insurance policy is a key product. Not only is the juvenile market an important source of sales, but it also is a vehicle to reach the parents and grandparents of the juvenile policyholders. Parents and grandparents of these juvenile policyholders are more likely to respond favorably to a Direct Response solicitation for life coverage on themselves than is the general adult population. Also, both the juvenile policyholders and their parents are low acquisition-cost targets for sales of additional coverage over time. We expect that sales to this demographic group will continue as one of Direct Response’s premier markets.

Direct Response’s life premium income rose 6% to $385 million, representing 32% of Torchmark’s total life premium, the largest contribution to premium of any distribution system. Net sales of $92 million rose 8% and first-year collected premium of $61 million rose 6% over the prior year period.

The American Income Exclusive Agency markets primarily to members of labor unions, but also to credit unions and other associations. This agency produced premium income of $355 million, an increase of 9%. American Income’s $28 million increase in life premium was the largest of any of Torchmark’s agencies, accounting for 73% of Torchmark’s total life premium growth. Net sales increased 18% to $80 million while first-year collected premium rose 11% to $61 million. Growth in sales in our captive agencies is highly dependent on growing the size of the agency force. The American Income agent count was 2,887 at September 30, 2008, 10% higher than a year earlier (2,616). The American Income agency continues to emphasize the recruiting and retention of new agents, focusing on an incentive program to reward growth in both recruiting and production.

The Liberty National Exclusive Agency markets life insurance to middle-income customers primarily in the Southeast. Life premium income was $216 million, compared with $222 million in the 2007 period, a 3% decline. Liberty’s net sales increased 32% to $35 million, the largest percentage gain of any life distribution group. First-year collected premium declined 2% to $22 million. Annualized life premium in force has increased in each of the last two quarters over the prior quarter. The increase in net sales, a lead indicator, is indicative of the recent growth in the size of this agency. The Liberty Agency had 3,476 producing agents at September 30, 2008, compared with 2,051 a year earlier, an increase of 69%. Prior to 2007, Liberty had experienced a steep decline in agent count as a result of organizational changes implemented in 2006, involving a reorganization of this agency’s marketing leadership and a restructuring of its agent compensation system to provide greater sales incentives and to establish production minimums for agents. These changes led to terminations and resignations of agents not meeting these production minimums. While these changes led to a decline in agent count and sales, they resulted in improved margins and lowered insurance administrative expenses. Management believes that the production incentives and rewards of this compensation system have allowed the agency to attract more successful agents and that these changes will result in a more productive agency over the long term.

The Other Agencies distribution systems offering life insurance include the Military Agency, the UA Independent and Branch Office Agencies (both of which predominantly write health insurance), United Investors, and various minor distribution channels. The Other Agencies distribution group contributed $259 million of life premium income, or 21% of Torchmark’s total in the 2008 period, but contributed only 7% of net sales.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Nine months ended September 30,
	2008		2007		Increase
	Amount	% of Premium	Amount	% of Premium	Amount	%

Premium and policy charges	$1,215,554	100	$1,176,478	100	$39,076	3
Net policy obligations	504,251	42	491,960	42	12,291	2
Commissions and acquisition expense	391,578	32	375,906	32	15,672	4

Insurance underwriting income before other income and administrative expense	$319,725	26	$308,612	26	$11,113	4

Life insurance underwriting income before insurance administrative expense was $320 million, increasing 4%. This margin growth was caused primarily by premium growth but also by a reduction in American Income’s obligation ratios in 2008. As a percentage of life premium, underwriting margin remained steady at 26%.

Health insurance, comparing the first nine months of 2008 with the first nine months of 2007. Health premium accounted for 41% of our total premium in the 2008 period, while the health underwriting margin accounted for 31% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. Our health products are supplemental health plans that include a variety of limited-benefit health plans including hospital/surgical, cancer and accident plans sold to customers under age 65, as well as Medicare Supplements sold to Medicare enrollees. We also provide coverage under the Medicare Part D prescription plan. Medicare Part D business is shown as a separate health component and will be discussed separately in the analysis of the health segment.

As explained in Note F—Business Segments, management does not view the government risk-sharing premium for Medicare Part D as a component of premium income. Excluding this risk-sharing premium, health insurance premium for the 2008 period was $859 million, declining 9%. A reconciliation between segment reporting for Medicare Part D and GAAP is presented in the chart in Note F—Business Segments, and those differences are fully discussed in that note.

The table below is an analysis of our health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase (Decrease)
	2008		2007
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$61,294		$70,240		$(8,946)	(13)
Medicare Supplement	210,295		224,710		(14,415)	(6)

	271,589	37	294,950	38	(23,361)	(8)
United American Branch Office Agency
Limited-benefit plans	138,443		151,932		(13,489)	(9)
Medicare Supplement	124,978		139,067		(14,089)	(10)

	263,421	36	290,999	37	(27,578)	(9)
Liberty National Exclusive Agency
Limited-benefit plans	101,864		106,656		(4,792)	(4)
Medicare Supplement	54		65		(11)	(17)

	101,918	14	106,721	14	(4,803)	(5)
American Income Exclusive Agency
Limited-benefit plans	54,408		51,388		3,020	6
Medicare Supplement	980		1,078		(98)	(9)

	55,388	8	52,466	7	2,922	6
Direct Response
Limited-benefit plans	369		405		(36)	(9)
Medicare Supplement	33,665		31,449		2,216	7

	34,034	5	31,854	4	2,180	7
Total Premium (Before Part D)
Limited-benefit plans	356,378	49	380,621	49	(24,243)	(6)
Medicare Supplement	369,972	51	396,369	51	(26,397)	(7)

Total Premium (Before Part D)	726,350	100	776,990	100	(50,640)	(7)

Medicare Part D*	132,677		162,370		(29,693)	(18)

Total Health Premium*	$859,027		$939,360		$(80,333)	(9)

*

Health premium per the segment analysis will not agree with health premium on the Consolidated Statement of Operations because of the Part D government risk-sharing premium adjustment, explained in Note F — Business Segments.

Presented below is a table of health net sales by distribution method.

Health Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase (Decrease)
	2008		2007
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$18,581		$26,225		$(7,644)	(29)
Medicare Supplement	8,310		7,929		381	5

	26,891	25	34,154	19	(7,263)	(21)
United American Branch Office Agency
Limited-benefit plans	55,179		118,718		(63,539)	(54)
Medicare Supplement	5,572		7,632		(2,060)	(27)

	60,751	56	126,350	70	(65,599)	(52)
Liberty National Exclusive Agency
Limited-benefit plans	8,459		7,103		1,356	19
Medicare Supplement	82		119		(37)	(31)

	8,541	8	7,222	4	1,319	18
American Income Exclusive Agency
Limited-benefit plans	8,923		8,356		567	7
Medicare Supplement	0		0		0	0

	8,923	8	8,356	5	567	7
Direct Response
Limited-benefit plans	306		130		176	135
Medicare Supplement	3,237		4,049		(812)	(20)

	3,543	3	4,179	2	(636)	(15)
Total Net Sales (Before Part D)
Limited-benefit plans	91,448	84	160,532	89	(69,084)	(43)
Medicare Supplement	17,201	16	19,729	11	(2,528)	(13)

Total Premium (Before Part D)	108,649	100	180,261	100	(71,612)	(40)

Medicare Part D*	12,079		16,184		(4,105)	(25)

Total Health Net Sales*	$120,728		$196,445		$(75,717)	(39)

*	Net sales for Medicare Part D represents only new first-time enrollees. Net sales for Medicare Part D in 2007 was restated for comparability.

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2008		2007		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$16,259		$20,752		$(4,493)	(22)
Medicare Supplement	11,086		9,550		1,536	16

	27,345	25	30,302	21	(2,957)	(10)

United American Branch Office Agency
Limited-benefit plans	58,748		88,174		(29,426)	(33)
Medicare Supplement	6,191		7,734		(1,543)	(20)

	64,939	59	95,908	66	(30,969)	(32)

Liberty National Exclusive Agency
Limited-benefit plans	6,005		6,307		(302)	(5)
Medicare Supplement	82		133		(51)	(38)

	6,087	5	6,440	4	(353)	(5)

American Income Exclusive Agency
Limited-benefit plans	9,256		9,252		4	0
Medicare Supplement	0		0		0	0

	9,256	8	9,252	6	4	0

Direct Response
Limited-benefit plans	354		389		(35)	(9)
Medicare Supplement	3,023		3,405		(382)	(11)

	3,377	3	3,794	3	(417)	(11)

Total First-Year Collected Premium (Before Part D)
Limited-benefit plans	90,622	82	124,874	86	(34,252)	(27)
Medicare Supplement	20,382	18	20,822	14	(440)	(2)

Total (Before Part D)	111,004	100	145,696	100	(34,692)	(24)

Medicare Part D*	12,655		47,629		(34,974)	(73)

Total First-Year Collected Premium*	$123,659		$193,325		$(69,666)	(36)

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

Health insurance, excluding Medicare Part D. As noted under the caption Life Insurance, we have emphasized life insurance sales relative to health, due to life’s superior margins and other benefits. Our health distribution groups have also encountered increased competition in recent periods. In the recent past, we have had success marketing limited-benefit health insurance products rather than Medicare Supplement insurance, as customer demand for the limited-benefit hospital/surgical plans increased and price competition and decreased demand for Medicare Supplements caused reduced sales of that product. As a result, premium for the limited-benefit product grew rapidly in proportion to Medicare Supplement. While Medicare Supplement premium still represented 51% of health premium for the first nine months of both periods, other health products have dominated new sales. Medicare Supplement premium in 2008 was $370 million, compared with $356 million for other health. However, net sales of limited-benefit plans were 84% of health sales in the 2008 period and 89% in the 2007 period, reflecting these plans’ dominance in new health product sales. Limited-benefit plan first-year collected premium accounted for 82% of collections in 2008 and 86% in 2007.

The United American (UA) Branch Office and Independent Agencies are the predominant distributors of Torchmark’s health products, primarily limited-benefit hospital/surgical plans. These agencies accounted for $535 million or 74% of our 2008 health premium income, exclusive of Part D premium. In recent periods, the focus of these agencies has been toward an increased emphasis on limited-benefit hospital/surgical policies sold to customers under age 65, as increased consumer demand for under-age-65 supplemental health products has resulted from the growth in the number of Americans without health insurance. As a result, limited-benefit sales represented 84% of the combined health sales of these agencies.

The UA Branch Office is a captive agency which focuses on sales of limited-benefit hospital/surgical plans. The UA Branch Office Agency accounted for $263 million or 36% of health premium, excluding Part D. Health premium in this agency declined 9% for the nine months. This agency is Torchmark’s leading agency in health net sales at $61 million for the 2008 period, representing 56% of Company health net sales. However, net sales for the period declined 52% compared with the prior year and first-year collected premium fell 32% over the same period to $65 million. As is the case with all of our captive agency forces, growing the number of productive agents is critical to the growth in sales. In 2007, this agency had ongoing recruiting initiatives, resulting in growth during most of that year. The agent count was 3,346 at September 30, 2007. However, agent turnover began to increase in late 2007 due to increased competition. This turnover caused the agent count to fall during the remainder of 2007 and throughout 2008 to 1,805 agents as of September 30, 2008. This decline in agent count resulted in the 2008 declines in net sales and first-year collected premium. Efforts are underway to rebuild this agency. Going forward, we are shifting the emphasis in the UA Branch Office Agency to life and health products currently marketed by Liberty National agents. These products are priced to achieve higher profit margins and have better persistency than UA’s limited-benefit health insurance. We will continue to offer the current product portfolio, but the majority of our financial incentives will be used to encourage the selling of the Liberty National product line. We believe this will improve the stability and profitability of the UA Branch Office Agency.

The UA Independent Agency consists of independent agencies appointed with Torchmark who also sell for other companies. The UA Independent Agency is Torchmark’s largest carrier of Medicare Supplement insurance, with Medicare Supplement premium of $210 million for the 2008 period, representing approximately 57% of all Torchmark Medicare Supplement premium. However, sales and premium of this Agency have declined over the prior year. In the first nine months of 2008, total net sales declined 21% to $27 million and total health premium fell 8% to $272 million.

Other agencies. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 27% of health premium in 2008 and 25% in 2007. The Liberty National Exclusive Agency, which accounted for 14% of 2008 health premium, markets primarily limited-benefit cancer products. The American Income Exclusive Agency also markets a variety of limited-benefit plans, primarily accident. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response is also involved in marketing Medicare Part D.

Medicare Part D. Coverage under Torchmark’s Medicare Part D prescription drug plan for Medicare beneficiaries is marketed through our Direct Response organization and our UA Independent and Branch Agencies. As described in Note F—Business Segments, we report our Medicare Part D business for segment analysis purposes as we view the business, in which expected full-year benefits are matched with the related premium income which is received evenly throughout the policy year. At this time, we have expensed benefits based on our expected benefit ratio of approximately 78% for the 2008 contract year. This ratio was 80% for the full year 2007. We describe the differences between the segment analysis and GAAP in Note F. Due to the design of the Medicare prescription drug product, claims are expected to be heaviest early in the calendar year. Management believes that the use of the full-year loss ratio is an appropriate measure for interim results, and also that these reporting differences will arise only on an interim basis and will be eliminated at the end of a full year, as they did in the full year of 2007. The reduction in benefit ratio in 2008 was a result of the availability of greater drug discounts.

Medicare Part D underwriting results are presented in the following chart The adjustments which reconcile Part D results in accordance with our health segment analysis to Part D GAAP results are presented in the charts in Note F—Business Segments.

Medicare Part D

Summary of Medicare Part D Results

(Dollar amounts in thousands)

	Nine months ended September 30,
	2008		2007
	Per Segment Analysis	GAAP	Per Segment Analysis	GAAP
Insurance underwriting income before other income and administrative expense	$16,783	$5,134	$17,497	$12,482

Medicare Part D premium was $133 million in 2008 compared with $162 million in 2007, after removal of the risk-sharing adjustment in both periods. The decline was a result of a decrease in enrollees in our Part D program.

While we plan to continue to market our Medicare Part D product, we do not expect a high level of growth in this business in future periods. The number of enrollees in our Medicare Part D coverage is not expected to increase, as most eligible enrollees chose a carrier when the program was initiated in 2006. Additionally, as this is a government-sponsored program, we believe that regulatory changes could alter the outlook for this market.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Nine months ended September 30, 2008
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium

Premium and policy charges	$726,350	100	$132,677	100	$859,027	100
Net policy obligations	451,140	62	103,880	78	555,020	65
Commissons and acquisition expense	144,167	20	12,014	9	156,181	18

Insurance underwriting income before other income and administrative expense	$131,043	18	$ 16,783	13	$147,826	17

	Nine months ended September 30, 2007
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium

Premium and policy charges	$776,990	100	$162,370	100	$939,360	100
Net policy obligations	486,192	62	130,256	80	616,448	65
Commissons and acquisition expense	152,663	20	14,617	9	167,280	18

Insurance underwriting income before other income and administrative expense	$138,135	18	$17,497	11	$155,632	17

* Health other than Medicare Part D.

Underwriting margins for health insurance declined 5% or $8 million to $148 million, as premium fell 9% to $859 million. As a percentage of health premium, underwriting margins remained stable at 17%. Liberty’s health margin, as a percentage of premium, rose from 24% in 2007 to 26% in 2008. American Income’s margin rose $1.6 million or 8%. Both of these groups were positively affected by declines in their benefit ratios. The improvements were offset by declines in margins in the UA Branch and Independent agencies.

Annuities. We market both fixed and variable annuities. Annuities represent less than 1% of total premium income and total underwriting income. Annuities are not a major component of our marketing strategy and continue to diminish in relation to our other operations.

A summary of our annuity balances is as follows:

Annuity Deposit Balances

(Dollar amounts in millions)

	At September 30,
	2008	2007

Fixed	$940.6	$819.2
Variable	843.7	1,266.6

	$1,784.3	$2,085.8

The variable account balance has declined as a result of the decline in equity markets over the past year.

An analysis of annuity underwriting income is as follows:

Annuities

Summary of Results

(Dollar amounts in thousands)

	Nine months ended September 30,
	2008 2007		Increase

Premium	$11,352	$15,320	$(3,968)
Policy obligations *	(2,513)	(3,037)	524
Commissions and acquisition expense	11,461	10,601	860

Insurance underwriting income before other income and administrative expense	$2,404	$7,756	$(5,352)

Underwriting income attributable to:
Fixed Annuities	$1,160	$1,231	$(71)
Variable Annuities	1,244	6,525	(5,281)

Insurance underwriting income before other income and administrative expense	$2,404	$7,756	$(5,352)

*	A significant portion of annuity profitability is derived from the spread of investment income exceeding contractual interest requirements. This spread results in negative net policy obligations.

The variable annuity business is Torchmark’s only business where revenue is subject to changes in equity markets.

Operating expenses, comparing the first nine months of 2008 with the first nine months of 2007. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Nine months ended September 30,
	2008		2007
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$51,825	2.5	$50,941	2.4
Other employee costs	24,140	1.1	21,760	1.0
Other administrative costs	34,660	1.7	33,797	1.6
Legal expense - insurance	5,626	0.3	9,154	0.4

Total insurance administrative expenses	116,251	5.6	115,652	5.4

Parent company expense	5,978		6,378
Stock compensation expense	8,306		6,198
Expenses related to settlements of prior period litigation	2,395		933
Loss on company-occupied property	2,129		0

Total operating expenses, per Consolidated Statements of Operations	$135,059		$129,161

Insurance administrative expenses:
Increase (decrease) over prior year	0.5%		(1.3)%

Total operating expenses:
Increase (decrease) over prior year	4.6%		0.5%

Insurance administrative expenses increased slightly over the prior year period, with increases in administrative costs offset by lower legal expense. Stock compensation expense increased primarily as a result of restricted stock and stock option grants made since March, 2007.

As described in Note D—Fair Value Measurements, certain real estate occupied by the Company was determined to not be recoverable and was written down to fair value during the 2008 period. As a result, we recorded a one-time pre-tax charge of $2.1 million. Also described in Note F—Business Segments, we recorded a $2.4 million litigation settlement charge in 2008 and a $933 thousand settlement charge in 2007 relating to issues arising many years ago. As explained in Note F, we remove such nonoperating items and items related to prior years when evaluating current operating results in our segment analysis.

Investments (excess investment income), comparing the first nine months of 2008 with the first nine months of 2007. The Investment segment includes the management of capital resources, including investments, debt, equity, and cash flow. Excess investment income, as defined in Note F—Business Segments, is a measure of profitability of the Investment segment. However, management views excess investment income per diluted share (excess investment income divided by the total diluted weighted average shares outstanding) as the most appropriate measure of performance of the Investment segment. Excess investment income per diluted share represents the contribution by the Investment segment to the consolidated earnings per share of the Company.

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

The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted share.

Excess Investment Income

(Dollar amounts in thousands)

	Nine months ended September 30,		Increase (Decrease)
	2008	2007	Amount	%
Net investment income *	$503,565	$486,191	$17,374	4

Required interest on net insurance policy liabilities	(206,605)	(191,288)	(15,317)	8
Financing costs:
Interest on funded debt	(39,861)	(39,836)	(25)	0
Interest on short-term debt	(6,438)	(11,343)	4,905	(43)

Total financing costs	(46,299)	(51,179)	4,880	(10)

Excess investment income	$250,661	$243,724	$6,937	3

Excess investment income per diluted share	$2.78	$2.52	$0.26	10

*

Net investment income per Torchmark’s segment analysis does not agree with Net investment income per the Consolidated Statements of Operations because management views our Trust Preferred Securities as consolidated debt, as presented in the Reconciliation in Note F—Business Segments.

As shown in the above table, excess investment income for the 2008 nine months increased 3% to $251 million. On a per-share basis, excess investment income rose 10% to $2.78, as a result of our share repurchase program.

The largest component of excess investment income is net investment income, which increased by 4% to $504 million, consistent with the 4% increase in average invested assets at amortized cost.

The $17 million increase in net investment income was offset by an increase in the required interest on net insurance policy liabilities. Required interest increased $15 million or 8% to $207 million, consistent with the 7% change in average interest-bearing liabilities.

Financing costs declined 10% to $46 million, primarily as a result of a reduction in the average balance outstanding in our commercial paper facility and a reduction in short-term rates.

Excess investment income benefits from increases in long-term rates available on new investments and decreases in short-term borrowing rates. Of these two factors, higher investment rates have the greater impact because the amount of cash that we invest is significantly greater than the amount that we borrow at short-term rates.

Investments (acquisitions), comparing the first nine months of 2008 with the first nine months of 2007. Torchmark’s current investment policy calls for investing almost exclusively in investment-grade fixed maturities with long maturities that meet our quality and yield objectives. We prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We are able to do so because of our cash flows, which are generally stable and predictable. If such longer-term securities do not meet our quality and yield objectives, new money is invested short-term, with maturities less than five years. In the low interest-rate environment of the past few years, acquisitions of new investments have been made at yields lower than the average portfolio yield rate, contributing to a steady decline in the average portfolio yield. However, the average yield on new investments during the first nine months of 2008 was 7.12%, exceeding the portfolio yield rate at the end of September 2008 by 15 basis points.

The following table summarizes selected information for fixed-maturity purchases. The effective annual yield shown is the yield calculated to the “worst call date,” which is the potential termination date that produces the lowest yield. For noncallable bonds, the worst-call date is always the maturity date. For callable bonds, the worst-call date is the call date that produces the lowest yield (or the maturity date, if the yield calculated to the maturity date is lower than the yield calculated to each call date.)

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the nine months ended September 30,
	2008	2007
Cost of acquisitions:
Investment-grade corporate securities	$879	$1,421
Tax-exempt municipal securities	0	256
Other	55	39

Total fixed-maturity acquisitions	$934	$1,716

Effective annual yield *	7.12%	6.72%

Average life, in years to:
Next call	23.3	19.9
Maturity	32.1	31.6

Average rating	A	A

*	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

During the first nine months of 2008, we acquired $934 million of fixed maturities with an average effective yield of 7.12% and an average rating of A. This compares with $1.7 billion of fixed maturities with an average yield of 6.72% and an average rating of A acquired during the same period of 2007. The higher level of acquisitions in 2007 was due to more funds available for investment, as a result of a higher volume of calls, maturities, and sales in the earlier part of that year. The 2007 level of turnover was unusual, and moderated during the remainder of that year. The fixed maturities that we acquired during both periods included a combination of investment-grade fixed maturity corporate bonds and investment-grade trust preferred securities (classified as redeemable preferred stocks). These securities spanned a diversified range of issuers, industry sectors, and geographical regions.

Investments (portfolio composition). The composition of the investment portfolio at book value on September 30, 2008 is as follows:

Invested Assets At September 30, 2008

(Dollar amounts in millions)

	Amount	% of Total

Fixed maturities (at amortized cost)	$9,604	95
Equities	17	0
Mortgage loans	18	0
Investment real estate	7	0
Policy loans	355	3
Other long-term investments	55	1
Short-term investments	66	1

Total	$10,121	100

Approximately 95% of our investments at book value are in a diversified fixed-maturity portfolio. Policy loans, which are secured by policy cash values, make up an additional 4%. The remaining balance is comprised of other investments including equity securities, mortgage loans, and other long-term and short-term investments.

Fixed Maturities. At September 30, 2008, fixed maturities had a fair value of $8.2 billion, compared with $9.2 billion at December 31, 2007 and $9.1 billion at September 30, 2007. Net unrealized losses on fixed maturities increased from $103 million at December 31, 2007 to $1.4 billion at September 30, 2008. As discussed in Note D—Fair Value Measurements, we believe that the increase is primarily attributable to illiquidity in the markets, which has contributed to a spread widening on many securities that we expect to be fully recoverable. An analysis of our fixed-maturity portfolio by component at September 30, 2008 is as follows:

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities

Corporates	$7,444	$60	$(899)	$6,605	81
Redeemable preferred stock	1,450	13	(457)	1,006	12
Municipals	257	0	(43)	214	3
Government-sponsored enterprises	216	1	(6)	211	3
Governments & agencies	24	2	0	26	0
Residential mortgage-backed securities	24	2	0	26	0
Commercial mortgage-backed securities	17	0	0	17	0
Collateralized debt obligations	131	0	(107)	24	0
Other asset-backed securities	41	1	(3)	39	1

Total fixed maturities	$9,604	$79	$(1,515)	$8,168	100

* At fair value

Approximately 81% of our fixed maturity assets at September 30, 2008 were corporate bonds and 12% were redeemable preferred stocks. Less than 1% of the assets was residential and commercial mortgage-backed securities and collateralized debt obligations (CDOs). All of the mortgage-backed securities were rated AAA. The average rating of our CDOs was A-, with none rated less than BBB.

Approximately 94% of our fixed-maturity holdings at book value are in corporate securities (including redeemable preferred and asset-backed securities). Investments in corporate fixed maturities are diversified in a wide range of industry sectors. The following table presents the relative percentage of our corporate fixed maturities by industry sector at September 30, 2008.

Fixed Maturities by Sector

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Financial - Life/Health/PC Insurance	$1,760	$7	$(329)	$1,438	18
Financial - Bank	1,614	4	(407)	1,211	15
Financial - Financial Guarantor	105	0	(47)	58	1
Financial - Mortgage Insurer	75	0	(22)	53	1
Financial - Other	442	1	(120)	323	4
Consumer, Non-cyclical	629	6	(40)	595	7
Consumer, Cyclical	484	7	(61)	430	5
Utilities	1,050	12	(76)	986	12
Energy	747	3	(76)	674	8
Industrial	742	8	(49)	701	9
Communications	601	3	(76)	528	6
Basic Materials	578	7	(51)	534	6
Government	497	3	(49)	451	6
Technology	67	14	(2)	79	1
Other	213	4	(110)	107	1

Total fixed maturities	$9,604	$79	$(1,515)	$8,168	100

*	At fair value

Approximately 38% of the fixed maturity assets were in the financial sector, including 18% in life and health or property casualty insurance companies and 15% in banks. Financial guarantors and mortgage insurers comprise approximately 1% of the portfolio. After financials, the next largest sector was utilities, which comprised 12% of the portfolio. The balance of the portfolio is spread among 242 issuers in nine different sectors.

Gross unrealized losses were $1.5 billion. Based upon what we have observed in the market, management believes that much of the unrealized loss at September 30, 2008 was attributable to illiquidity in the market, which has contributed to a spread widening on many securities that we expect to be fully recoverable. Torchmark has the ability and intent to hold these securities until recovery. Approximately 61% of the gross unrealized losses were attributable to the financial sector, including 22% attributable to insurance companies and 27% attributable to banks. We are encouraged by the efforts of the Federal government to help banks and insurance companies weather the current financial crisis, but the Company cannot predict at this time what impact these efforts will have on ultimate recovery.

An analysis of the fixed-maturity portfolio by the Bloomberg Composite Rating at September 30, 2008 is shown in the table below. The Bloomberg Composite Rating is a blend of security’s ratings from four prominent rating agencies.

Fixed Maturities by Rating

(Dollar amounts in millions)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$544	6	$508	6
AA	518	5	465	6
A	3,279	34	2,749	34
BBB*	4,565	48	3,857	47

Investment grade	8,906	93	7,579	93

Below investment grade:
BB	488	5	431	5
B	140	1	109	1
Below B	70	1	49	1

Below investment grade	698	7	589	7

	$9,604	100	$8,168	100

*	Of the amortized cost and fair value amounts shown as “BBB” in the above table, approximately 36% were rated BBB+, 43% were rated BBB, and 21% were rated BBB-.

The portfolio has an average quality rating of “BBB+.” Approximately 93% of the portfolio at amortized cost was considered investment grade. Our investment portfolio contains no securities backed by sub-prime or Alt-A mortgages (loans for which some of the typical documentation was not provided by the borrower). We have no direct investments in residential mortgages, nor do we have any counterparty risks as we are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending. There are no off-balance sheet investments, as all investments are reported on our Consolidated Balance Sheets. We have $24 million at fair value ($131 million book value) invested in CDOs, for which the Bloomberg Composite Rating at September 30, 2008 was A-. The collateral underlying these CDOs is primarily trust preferred securities issued by banks and insurance companies, but no sub-prime or Alt-A mortgages are included in the collateral.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At September 30, 2008	At December 31, 2007	At September 30, 2007
Average annual effective yield	6.97%	6.96%	6.96%
Average life, in years, to:
Next call (1)	15.0	14.0	13.8
Maturity (1)	21.7	20.7	20.1
Effective duration to:
Next call (1), (2)	7.1	7.5	7.5
Maturity (1), (2)	8.9	9.6	9.5

(1)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and (b) based on the maturity date of all bonds, whether callable or not.
(2)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

The average life of the portfolio has not changed significantly over the prior year. The decline in effective duration during 2008 was a result of significantly higher discount rates implied by the decline in the market value of the portfolio, reducing sensitivity to changes in rates.

Investments (subsequent data), as of October 31, 2008. The gross unrealized loss on fixed maturity assets at October 31, 2008 was $2.3 billion, an increase of $767 million or 51% since September 30, 2008. The following table provides additional information about the fixed maturity assets at amortized cost and fair value at October 31, 2008.

Fixed Maturities by Sector At October 31, 2008

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Financial- Life/Health/PC Insurance	$1,758	$6	$(514)	$1,250	17
Financial- Bank	1,613	4	(456)	1,161	16
Financial- Financial Guarantor	105	0	(54)	51	1
Financial - Mortgage Insurer	75	0	(33)	42	1
Financial - Other	440	1	(140)	301	4
Consumer, Non-cyclical	628	2	(109)	521	7
Consumer, Cyclical	483	5	(110)	378	5
Utilities	1,027	7	(155)	879	12
Energy	741	1	(167)	575	8
Industrial	739	3	(122)	620	9
Communications	599	1	(127)	473	6
Basic Materials	578	5	(116)	467	6
Government	499	1	(58)	442	6
Technology	68	9	(9)	68	1
Other	213	1	(112)	102	1

Total fixed maturities	$9,566	$46	$(2,282)	$7,330	100

* At fair value

Approximately 35% of the increase in gross unrealized loss during the month of October was attributable to securities in the financial sector and approximately 10% to 15% of the increase was attributable to securities in each of the consumer, utility, energy and industrial sectors. Based upon conditions experienced by companies in the bond market and the commercial paper market, management continues to believe that much of the unrealized loss was attributable to illiquidity in the market and that the unrealized loss was not other-than-temporary. Approximately 97% of the increase in unrealized loss was attributable to securities for which the Bloomberg Composite Rating did not change during October, 2008. Accordingly, we do not believe that this increase indicates any significant decrease in the credit quality of our securities during the month.

Realized Gains and Losses, comparing the first nine months of 2008 with the first nine months of 2007. As discussed in Note F—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity for reasons generally beyond the control of management, resulting in realized gains or losses. For this reason, management removes the effects of such gains and losses when evaluating its overall operating results.

The following table summarizes our tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses), Net of Tax

(Dollar amounts in thousands, except for per share data)

	Nine months ended September 30,
	2008		2007
	Amount	Per Share	Amount	Per Share

Fixed maturities and equities:
Investment sales	$(1,055)	$(.01)	$(2,027)	$(.02)
Investments called or tendered	(776)	(.01)	10,071.10
Writedowns *	(77,747)	(.86)	(2,711)	(.03)
Real estate	(451)	(.01)	(153)	.00
Writedown of real estate *	(718)	(.01)	0.00
Other	(177)	.00	429.01

Total	$(80,924)	$(.90)	$5,609	$0.06

*	Written down due to other-than-temporary impairment.

As described in Note D—Fair Value Measurements, we wrote certain securities down to fair value during 2008 because we determined they were other-than-temporarily impaired, resulting in a charge of $105 million ($78 million after tax). Of this pre-tax amount, $93 million was written down during the quarter ended September 30, 2008 and consisted of bonds of Lehman Brothers and Washington Mutual and perpetual preferred stocks of Federal National Mortgage Association as shown in the table below.

(Dollar amounts in millions)

	Book Value Before Writedown	Fair Value	Writedown

Lehman Brothers	$82.2	$9.4	$72.8
Washington Mutual	19.0	0.5	18.5
Federal National Mortgage Association
(perpetual preferreds)	2.0	0.1	1.9

	$103.2	$10.0	$93.2

Due to the current status of these entities, we expect our future net investment income to be reduced by approximately $7 million per year. Earlier in 2008, securities of certain non-financial institutions were determined to be other-than-temporarily impaired and were written down $12 million ($8 million after tax). In the nine months of 2007, we wrote down securities in the amount of $4.2 million ($2.7 million after tax) that were other-than-temporarily impaired. Additionally, as described in Note D, we wrote down a real estate investment to fair value in 2008, resulting in a loss of $1.1 million ($718 thousand after tax).

Financial Condition

Liquidity. Our liquidity is evidenced by positive cash flow, a portfolio of marketable investments, and the availability of a line of credit facility.

The operations of our INSURANCE SUBSIDIARIES have historically generated cash inflows in excess of cash needs. Consolidated net cash inflows from operations were $614 million in the first nine months of 2008 compared with $655 million in the same period of 2007. In addition to cash inflows from operations, our companies have received $196 million in investment calls, $38 million in tenders, and $216 million of scheduled maturities or repayments during the 2008 nine months.

Cash and short term investments were $82 million at September 30, 2008, compared with $131 million at December 31, 2007 and $108 million at the end of September 30, 2007. In addition to these liquid assets, the entire $8.2 billion (fair value at September 30, 2008) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all of our fixed-income and equity securities are publicly traded. We generally expect to hold fixed-income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature.

Dividends received from the INSURANCE SUBSIDIARIES are an important source of liquidity at the TORCHMARK PARENT COMPANY. The cash received from these dividends is used primarily to satisfy debt obligations and to pay shareholder dividends. As allowed by insurance regulations, the insurance subsidiaries generally pay dividends to Torchmark in amounts equal to their prior year earnings calculated on a statutory basis. In the first nine months of 2008, $315 million in dividends were paid to Torchmark. For the full year 2008, dividends from the insurance subsidiaries will total approximately $440 million. After paying debt obligations, shareholder dividends and other expenses (but before share repurchases), Torchmark will have excess operating cash flow in 2008 of approximately $350 million.

An additional source of liquidity at the TORCHMARK PARENT COMPANY is a line of credit facility with a group of lenders which terminates on August 31, 2011. It allows unsecured borrowings and stand-by letters of credit up to $600 million. Up to $200 million in letters of credit can be issued against the facility. The line of credit is further designated as a back-up credit line for a commercial paper program not to exceed $600 million, under which we may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million, less any letters of credit issued. Interest is charged at variable rates. The facility has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreement, we are subject to certain covenants regarding capitalization and interest coverage with which we were in full compliance at September 30, 2008. As of September 30, 2008, $246.5 million face amount of commercial paper was outstanding ($245.9 million book value), $150 million letters of credit were issued, and there were no borrowings under the line of credit.

Torchmark qualifies for and is participating in the Commercial Paper Funding Facility (CPFF), a facility created by the Federal Reserve Board to purchase commercial paper from eligible issuers. Torchmark can issue approximately $305 million under the CPFF.

Capital Resources. At the INSURANCE SUBSIDIARIES level, the companies maintain capital at a level to support current operations and meet the requirements of the rating agencies.

On a consolidated basis, Torchmark’s capital structure consists of short-term debt (consisting of the commercial paper facility described above and maturities of long-term debt within one year), long-term funded debt, and shareholders’ equity. The outstanding long-term debt at book value, including our Junior Subordinated Debentures, was $623 million at September 30, 2008, compared with $722 million at December 31, 2007 and September 30, 2007. Our 8 1/4% Senior Debentures in the amount of $99.5 million mature in August, 2009 and have been reclassified as short-term debt. An analysis of long-term debt issues outstanding is as follows at September 30, 2008.

Long Term Debt at September 30, 2008

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value

Senior Debentures	2009	8 1/4%	$99.5	$99.5	$102.9
Notes	2023	7 7/8	165.6	163.0	176.4
Notes	2013	7 3/8	94.0	93.4	99.7
Senior Notes	2016	6 3/8	250.0	246.7	247.1
Issue expenses (1)				(4.2)

Total funded debt			609.1	598.4	626.1
Current maturity of long-term debt			(99.5)	(99.5)	(102.9)

Total long-term debt			509.6	498.9	523.2
Junior Subordinated Debentures (2)	2046	7.1	123.7	123.7	88.5	(3)

Total			$633.3	$622.6	$611.7

(1)	Unamortized issue expenses related to Torchmark’s Trust Preferred Securities.
(2)	Included in “Due to Affiliates” in accordance with accounting regulations.
(3)	Market value of the 7.1% Trust Preferred Securities which are obligations of an unconsolidated trust.

We acquired 5.9 million of our outstanding common shares on the open market with excess operating cash flow and short term borrowings at a cost of $351 million ($59.18 per share) during the first nine months of 2008 under our ongoing share repurchase program. Please refer to the description of our share repurchase program under the caption Highlights in this report.

Due to its strong liquidity and capital position, Torchmark has no intent at this point in time to issue equity or to decrease dividends. In fact, we intend to continue the repurchase of our common shares when financial markets are favorable, and have purchased 1.4 million shares in October, 2008 at a cost of $65 million.

Shareholders’ equity was $2.44 billion at September 30, 2008. This compares with $3.32 billion at December 31, 2007 and $3.26 billion at September 30, 2007. During the twelve months since September 30, 2007, shareholder’s equity has been reduced by $383 million in share purchases and by $850 million of unrealized losses after tax in the fixed maturity portfolio. As explained in Note D—Fair Value Measurements, the unrealized losses resulted primarily from illiquidity in the market, contributing to a widening in credit spreads on many securities that we expect to be fully recoverable.

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

Selected Financial Data

	At September 30, 2008		At December 31, 2007		At September 30, 2007
	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*
Fixed maturities (millions)	$8,168	$(1,436)	$9,226	$(103)	$9,131	$(44)
Deferred acquisition costs (millions) **	3,353	88	3,159	8	3,113	5
Total assets (millions)	13,950	(1,348)	15,241	(95)	15,154	(39)
Short-term debt (millions)	345	0	202	0	204	0
Long-term debt (millions)	623	0	722	0	722	0
Shareholders’ equity (millions)	2,441	(876)	3,325	(62)	3,264	(26)

Book value per diluted share	27.95	(10.04)	35.60	(0.66)	34.91	(0.27)
Debt to capitalization ***	28.4%	5.8%	21.7%	0.3%	22.1%	0.1%

Diluted shares outstanding (thousands)	87,319		93,383		93,505
Actual shares outstanding (thousands)	86,430		92,175		92,175

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item.
**	Includes the value of insurance purchased.
***	Torchmark’s debt covenants require that the effect of SFAS 115 be removed to determine this ratio.

Interest coverage was 11.1 times in the 2008 nine months compared with 12.6 times in the 2007 nine months.

Pension assets. The following chart presents assets at fair value for our defined-benefit pension plans at September 30, 2008 and the prior-year end.

Pension Assets by Component

(Dollar amounts in thousands)

	September 30, 2008		December 31, 2007
	Amount	%	Amount	%
Corporate debt	$62,154	41.4	$54,436	31.9
Other fixed maturities	842	0.6	891	0.5
Equity securities	66,911	44.5	101,214	59.4
Short-term investments	19,108	12.7	12,467	7.3
Other	1,195	0.8	1,432	0.9

Total	$150,210	100.0	$170,440	100.0

The liability for the funded defined-benefit pension plan was $196 million at December 31, 2007. As disclosed in Note C—Postretirement Benefit Plans, contributions in the amount of $12 million have been made to the pension plan as of September 30, 2008, and no further contributions are expected in 2008.

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

Financial Guarantee Insurance Contracts: Statement No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 (SFAS 163) was issued in May, 2008 to clarify accounting for such instruments. Torchmark does not offer this form of insurance and therefore this Statement will not apply to us.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the six months ended September 30, 2008.

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

As of the end of the fiscal quarter completed September 30, 2008, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended September 30, 2008, there have not been any significant changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

As previously reported, on March 15, 1999, Torchmark was named as a defendant in consolidated derivative securities class action litigation involving Vesta Insurance Group, Inc. filed in the U.S. District Court for the Northern District of Alabama (In Re: Vesta Insurance Group, Inc. Securities Litigation, Master File No. 98-AR-1407-S). The amended consolidated complaint in this litigation alleged violations of Section 10(b) of the Securities Exchange Act of 1934 by the defendants Vesta, certain present and former Vesta officers and directors, KPMG, LLP (Vesta’s former independent public accountants) and Torchmark and of Section 20 (a) of the Exchange Act by certain former Vesta officers and directors and Torchmark acting as “controlling persons” of Vesta in connection with certain accounting irregularities in Vesta’s reported financial results and filed financial statements. Unspecified damages and equitable relief were sought on behalf of a purported class of purchasers of Vesta equity securities between June 2, 1995 and June 29, 1998. A class was certified in this litigation on October 25, 1999. In September, 2001, Torchmark filed a motion for summary judgment, which was denied by the District Court on January 10, 2002. On April 9, 2003, the District Court issued an order denying the class plaintiffs’ motion to strike certain of Torchmark’s affirmative defenses, holding that Torchmark could not be held jointly and severally liable with Vesta under the securities law without an affirmative jury determination that Torchmark knowingly committed a violation of the securities laws.

Vesta, its officers and directors, its insurance carriers and KPMG settled their portions of the litigation with class plaintiffs in 2001; Torchmark did not. Subsequently, in May 2003, Torchmark instituted separate litigation against KPMG which was resolved in March, 2006. In April, 2006, class plaintiffs In Re Vesta Insurance Group Securities Litigation filed a motion in U.S. District Court for the Northern District of Alabama renewing their claims against Torchmark based upon an allegation of control person liability. This matter was set for trial in the District Court on October 2, 2006 and was stayed pending resolution of an interlocutory appeal to the U.S. Circuit Court of Appeals for the Eleventh Circuit filed by class plaintiffs. The interlocutory appeal, which was filed August 23, 2006, sought a ruling whether and to what extent proportionate liability provisions may apply if the allegations of controlling person liability against Torchmark were ultimately proven. Arguments on the interlocutory appeal were heard by the Eleventh Circuit on July 31, 2007. On April 30, 2008, the Eleventh Circuit issued an opinion in the interlocutory appeal affirming the District Court’s denial of class plaintiffs’ motion to dismiss Torchmark’s affirmative defenses under the Private Securities Litigation Reform Act of 1995 (PSLRA). The Eleventh Circuit concluded that substantive controlling person liability under the federal securities law remained the same and survived the proportionate liability scheme established by PSLRA. The Court found that damages allocated against a controlling person found liable for a securities law violation were based upon the proportionate liability provisions in the PSLRA. A trial date of September 8, 2008 was set in the U.S. District Court for the Northern District of Alabama. The parties reached a settlement of the Vesta litigation on September 15, 2008. On September 25, 2008, the District Court issued an order preliminarily approving the settlement and directed the giving of notice thereof to the class members.

As previously reported in Forms 10-K and 10-Q, Liberty and Torchmark were parties to purported class action litigation filed in the Circuit Court of Choctaw County, Alabama on behalf of all persons who currently or in the past were insured under Liberty cancer policies which were no longer being marketed, regardless of whether the policies remained in force or lapsed (Roberts v. Liberty National Life Insurance Company, Case No. CV-2002-009-B). These cases were based on allegations of breach of contract in the implementation of premium rate increases, misrepresentation regarding the premium rate increases, fraud and suppression concerning the closed block of business and unjust enrichment. On December 30, 2003, the Alabama Supreme Court issued an opinion granting Liberty’s and Torchmark’s petition for a writ of mandamus, concluding that the Choctaw Circuit Court did not have subject matter jurisdiction and ordering that Circuit Court to dismiss the action. The plaintiffs then filed essentially identical purported class action claims against Liberty and Torchmark in the Circuit Court of Barbour County, Alabama on December 30, 2003 (Roberts v. Liberty National Life Insurance Company, Civil Action No. CV-03-0137).

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

In an opinion issued on September 29, 2006, the Alabama Supreme Court voided the Barbour County Circuit Court’s final judgment and dismissed the Roberts appeal. The Supreme Court held that the Barbour County Court lacked subject-matter jurisdiction in the separate Roberts action to certify the Roberts class and to enter a final judgment approving the settlement since Roberts was filed as an independent class action collaterally attacking Robertson rather than being filed in Robertson itself under the Barbour County Court’s reserved continuing jurisdiction over that case. On October 23, 2006, Liberty filed a petition with the Barbour County Circuit Court under its continuing jurisdiction in Robertson for clarification, or in the alternative, to amend the Robertson final judgment. Liberty sought an order from the Circuit Court declaring that Liberty pay benefits to Robertson class members based upon the amounts accepted by providers in full payment of charges. A hearing was held on Liberty’s petition on March 13, 2007.

On March 30, 2007, the Barbour County Circuit Court issued an order denying Liberty’s petition for clarification and/or modification of Robertson, holding that Liberty’s policies did not state that they will pay “actual charges” accepted by providers. On April 8, 2007, the Court issued an order granting a motion to intervene and establishing a subclass in Robertson comprised of Liberty cancer policyholders who were then or had within the past six years, undergone cancer treatment and filed benefit claims under the policies in question. Liberty filed a motion with the Barbour County Circuit Court to certify for an interlocutory appeal that Court’s order on Liberty’s petition for clarification in Robertson on April 17, 2007. An appellate mediation of these issues was conducted on August 9, 2007. On October 16, 2007, the Alabama Supreme Court entered orders, based upon the conclusion by the parties of the appellate mediation, staying the proceedings for a writ of mandamus, reinstating the cases on the appellate docket, and remanding the cases to the Barbour County Circuit Court to implement the parties’ settlement agreement. A fairness hearing on the proposed settlement agreement was held by the Barbour County Circuit Court on January 15, 2008. Subsequent to this hearing, an order approving the settlement agreement was approved by the Barbour County Circuit Court but was thereafter vacated by that Court due to technical errors in the printing of the original order. A corrected order finally approving the settlement was entered on or about May 6, 2008. Prior to the entry of the corrected order, notice of appeal was filed by one objector. On July 29, 2008, the Alabama Supreme Court dismissed the remaining appeal in Robertson, but reinstated that appeal on September 22, 2008. Appellate mediation was ordered with respect to this appeal, and on September 30, 2008, a settlement was reached in appellate mediation which resulted in the dismissal of the appeal on October 10, 2008. The trial court’s May 6, 2008 order finally approving the second class settlement in Robertson is therefore in full force and effect.

United American has been named as a defendant in previously-reported purported class action litigation filed on September 16, 2004, in the Circuit Court of Saline County, Arkansas on behalf of the Arkansas purchasers of association group health insurance policies or certificates issued by United American through Heartland Alliance of America Association and Farm & Ranch Healthcare, Inc. (Smith and Ivie v. Collingsworth, et al., CV2004-742-2). The plaintiffs asserted claims for fraudulent concealment, breach of contract, common law liability for non-disclosure, breach of fiduciary duties, civil conspiracy, unjust enrichment, violation of the Arkansas Deceptive Trade Practices Act, and violation of Arkansas law and the rules and regulations of the Arkansas Insurance Department. Declaratory, injunctive and equitable relief, as well as actual and punitive damages were sought by the plaintiffs. On September 7, 2005, the plaintiffs amended their complaint to assert a nation wide class, defined as all United American insureds who simultaneously purchased both an individual Hospital and Surgical Expense health insurance policy and an individual supplemental term life insurance policy from Farm & Ranch through Heartland. Defendants removed this litigation to the United States District Court for the Western District of Arkansas (No. 4:05-cv-1382) but that Court remanded the litigation back to state court on plaintiffs’ motion. On July 22, 2008, the plaintiffs filed a second amended complaint, asserting a class defined as “all persons who, between 1998 and the present, were residents of Arkansas, California, Georgia, Louisiana or Texas, and purchased through Farm & Ranch: (1) a health insurance policy issued by United American known as Flexguard Plan, CS-1 Common Sense Plan, GSP Good Sense Plan, SHXC Surgical & Hospital Expense Policy, HSXC 7500 Hospital/Surgical Plan, MMXC Hospital/Surgical Plan, SMXC Surgical/Medical Expense Plan and/or SSXC Surgical Safeguard Expense Plan, and (ii) a membership in Heartland.” Plaintiffs assert claims for breach of contract, violation of Arkansas Deceptive Trade Practices Act and/or applicable consumer protection laws in other states, unjust enrichment, and common law fraud. Plaintiffs seek actual, compensatory, statutory and punitive damages, equitable and declaratory relief. Discovery is proceeding.

United American has also been named as a defendant in purported class action litigation filed July 23, 2008 in the Circuit Court of Independence County, Arkansas (Holt, et al v. United American Insurance Company, CV-08-190-4) on behalf of all residents of the State of Arkansas who paid an enrollment fee or other fee for UA Partners participation in conjunction with the purchase of a United American health insurance policy at any time during the five years preceding the filing of the litigation. The plaintiffs assert claims for breach of contract, violation of the Arkansas Deceptive Trade Practices Act, common law fraud and unjust enrichment and seek refunds of fees paid for UA Partners and payment of medical expenses which were not discounted as allegedly promised. On October 24, 2008, a class action cross-claim was filed in Holt by the named defendant insurance agent on behalf of all captive and independent agents of United American retained or employed to sell the policies which are the subject of the litigation and who are subject to potential exposure in Holt due to training by and instructions received from United American. Additional individual litigation with allegations comparable to Holt has been filed in the Circuit Courts of Saline, Pulaski, and Crawford Counties, Arkansas.

On January 10, 2007, purported class action litigation was filed against Globe Life And Accident Insurance Company and additional unaffiliated defendants in the U.S. District Court for the Eastern District of Texas (Taylor v. Texas Farm Bureau Mutual Insurance Company, Case No. 2-07-CV-014). Plaintiffs allege violations of the Driver Privacy Protection Act (DPPA) in Globe’s marketing activities. DPPA is federal legislation restricting the ability to obtain and use driver’s license and motor vehicle registration title information maintained by each state. Initially, DPPA allowed use of such personal information for marketing activities so long as the states provided individuals the opportunity to prohibit disclosure of their information. DPPA was amended effective June 1, 2000 to provide that using or obtaining personal information from motor vehicle records for marketing purposes is permitted only if the state involved obtained the express consent (“opt-in”) of the person whose data is being released. Plaintiffs, all residents and holders of Texas drivers licenses, allege that Globe wrongfully obtained, possessed and/or used motor vehicle record information from the Texas Department of Public Safety after the June 1, 2000 effective date of the “opt-in” amendment to the DPPA. They seek, in a jury trial, liquidated damages as provided in the DPPA for each purported class member in the amount of $2,500 for each use of the personal information, punitive damages, the destruction of any personal information determined to be illegally obtained from motor vehicle records and other appropriate equitable relief. On September 8, 2008, the District Court entered an order granting the defendants’ consolidated motion to dismiss with prejudice all plaintiffs’ claims in this litigation pursuant to Federal Rules of Civil Procedure 12(b)(1) and 12(b)(6).

Item 1A.  Risk Factors

Torchmark has had no material changes to its risk factors.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2008	1,475,600	$57.91	1,475,600
August 1-31, 2008	826,400	57.86	826,400
September 1-30, 2008	0	0.00	0

On October 30, 2008, Torchmark’s Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be purchased.

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

TORCHMARK CORPORATION

Date: November 7, 2008	/s/ Mark S. McAndrew
Mark S. McAndrew
Chairman and Chief Executive Officer

Date: November 7, 2008	/s/ Gary L. Coleman
Gary L. Coleman, Executive Vice
President and Chief Financial Officer