Form 10-K
period 2008-12-31
TORCHMARK CORP
filed 2009-02-27
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	CUSIP	Name of each exchange on which registered
Common Stock, $1.00 par value per share	891927104	New York Stock Exchange
Common Stock, $1.00 par value per share	891927104	The International Stock Exchange, London, England
7.10% Trust Originated Preferred Securities	89102W208	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,181,799,170 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 30, 2009
Common Stock, $1.00 par value per share	84,509,765 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 2009 (Proxy Statement)	Part III

TORCHMARK CORPORATION

PART I

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

The following table presents Torchmark’s business by primary marketing distribution method.

Primary Distribution Method	Company	Products and Target Markets	Distribution

Direct Response	Globe Life And Accident Insurance Company Oklahoma City, Oklahoma	Individual life and supplemental health insurance including juvenile and senior life coverage, Medicare Supplement, and Medicare Part D marketed to middle-income Americans.	Direct response, mail, television, magazine; nationwide.

Liberty National Exclusive Agency	Liberty National Life Insurance Company Birmingham, Alabama	Individual life and supplemental health insurance marketed to middle-income families.	3,437 producing agents; 161 branch offices primarily in the Southeastern U.S.

American Income Exclusive Agency	American Income Life Insurance Company Waco, Texas	Individual life and supplemental health insurance marketed to union and credit union members.	3,085 producing agents in the U.S., Canada, and New Zealand.

United American Independent Agency and Branch Office Agency	United American Insurance Company McKinney, Texas	Limited-benefit supplemental health coverage to people under age 65, Medicare Supplement and Medicare Part D coverage to Medicare beneficiaries and, to a lesser extent, life insurance.	2,838 independent producing agents in the U.S. and Canada; 1,583 exclusive producing agents in 85 branch offices.

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

	(Amounts in thousands)

	Annualized Premium in Force
	2008	2007	2006
Whole life:
Traditional	$1,037,315	$975,475	$934,553
Interest-sensitive	112,055	118,701	123,802
Term	503,669	525,279	506,921
Other	54,483	53,410	50,211

	$1,707,522	$1,672,865	$1,615,487

The distribution methods for life insurance products include sales by direct response, exclusive agents and independent agents. These methods are described in more depth in the Distribution Method chart earlier in this report. The following table presents life annualized premium in force by distribution method.

	(Amounts in thousands)

	Annualized Premium in Force
	2008	2007	2006
Direct response	$553,740	$530,137	$496,772
Exclusive Agents:
American Income	494,191	469,486	430,598
Liberty National	304,490	304,584	311,975
United American	17,689	18,140	16,710
Independent Agents:
United American	30,998	34,758	39,613
Other	306,414	315,760	319,819

	$1,707,522	$1,672,865	$1,615,487

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

Health plans are offered through the Company’s exclusive and independent agents and direct response, with the United American agencies being the leading writers in the three-year period ended December 31, 2008, selling predominantly hospital/surgical plans. As shown in the charts below, net sales of limited-benefit plans exceeded net sales of Medicare Supplements in all years of the three-year-period ended December 31, 2008. The net sales data illustrates the change in product mix in recent periods favoring limited-benefit plans. However, Medicare Supplement premium in force exceeded that of limited-benefit plans in all periods except 2007, reflecting the higher persistency in Medicare Supplement business.

The following table presents health insurance net sales information for the three years ended December 31, 2008 by product category. Net sales for Medicare Part D represent only new first-time enrollees.

	(Amounts in thousands) Net Sales
	2008		2007			2006
	Amount	% of Total	Amount		% of Total	Amount	% of Total
Limited-benefit plans	$111,470	67	$207,467		79	$209,258	40
Medicare Supplement	27,533	16	31,902		12	33,980	7
Medicare Part D	28,292	17	24,514	*	9	278,023	53

Total Health	$167,295	100	$263,883		100	$521,261	100

*	Restated

The following table presents supplemental health annualized premium information for the three years ended December 31, 2008 by product category.

	(Amounts in thousands) Annualized Premium in Force
	2008		2007		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Limited-benefit plans	$432,579	39	$519,994	42	$508,112	39
Medicare Supplement	484,761	44	518,205	42	550,750	43
Medicare Part D	181,009	17	195,685	16	234,219	18

Total Health	$1,098,349	100	$1,233,884	100	$1,293,081	100

The number of health policies in force (excluding Medicare Part D) was 1.54 million, 1.56 million, and 1.60 million at December 31, 2008, 2007, and 2006, respectively. Medicare Part D enrollees at December 31, 2007 were approximately 158 thousand to begin the 2008 plan year, and are not expected to increase for the 2009 plan year. There were 189 thousand enrollees at the beginning of the 2007 plan year.

The following table presents supplemental health annualized premium in force for the three years ended December 31, 2008 by marketing (distribution) method.

	(Amounts in thousands)

	Annualized Premium in Force
	2008	2007	2006
Direct response	$48,105	$44,708	$41,996
Exclusive agents:
United American	310,113	395,773	385,505
Liberty National	138,151	140,802	148,817
American Income	67,560	67,976	63,810
Independent agents:
United American	353,411	388,940	418,734

	917,340	1,038,199	1,058,862
Medicare Part D	181,009	195,685	234,219

	$1,098,349	$1,233,884	$1,293,081

Annuities

Annuity products offered include single-premium deferred annuities, flexible-premium deferred annuities, and prior to 2008 variable annuities. In recent years Torchmark has deemphasized the marketing of annuity products. Annuities in each of the three years ending December 31, 2008 comprised less than 1% of premium.

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

Investments

The nature, quality, and percentage mix of insurance company investments are regulated by state laws. The investments of Torchmark insurance subsidiaries consist predominantly of high-quality, investment-grade securities. Fixed maturities represented 93% of total investments at fair value at December 31, 2008. (See Note 3—Investments in the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis.)

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

Holding Company.    States have enacted legislation requiring registration and periodic reporting by insurance companies domiciled within their respective jurisdictions that control or are controlled by other corporations so as to constitute a holding company system. At December 31, 2008, Torchmark and its subsidiaries have registered as a holding company system pursuant to such legislation in Indiana, Missouri, Nebraska, and New York.

Insurance holding company system statutes and regulations impose various limitations on investments in subsidiaries, and may require prior regulatory approval for material transactions between insurers and affiliates and for the payment of certain dividends and other distributions.

Personnel

At the end of 2008, Torchmark had 2,195 employees and 1,410 licensed employees under sales contracts.

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

Variable Annuity Marketplace Risk:

Our variable annuity business is at risk should equity markets decline.    Revenues and underwriting income for variable annuities are based on policyholder account values which consist of investments primarily in equity markets. When equity markets decline, not only would revenues be expected to decline, but we would generally expect redemptions to increase, further negatively affecting revenues and underwriting income. As a part of this business, we also guarantee a minimum death benefit to policyholders to be paid regardless of account size upon death. Because of this benefit, our obligation costs rise as the account balance declines. Additionally, the decline in policyholder account size will require us to adjust our actuarial assumptions on this business to take into account the lower revenues. As a result, these revisions in assumptions will generally negatively impact our underwriting income. Variable annuities are not a significant part of our business and we no longer offer new variable annuity products.

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

Ratings downgrades could negatively affect Torchmark’s ability to compete.    Ratings are a factor in Torchmark’s competitive position. Rating organizations periodically review the financial performance and condition of insurers, including the Company’s insurance subsidiaries. While ratings are less important in the middle-income market than in markets focused on higher incomes or the group market, downgrades in the ratings of Torchmark’s insurance subsidiaries could slightly affect the ability of the subsidiaries to market their products.

Liquidity Risk:

Torchmark’s ability to pay dividends, service any of its debt or preferred securities, or meet its other operating commitments is limited by the amounts its subsidiaries are able to pay to the holding company.    Torchmark’s insurance company subsidiaries, its principal sources of cash flow, periodically declare and distribute dividends on their common and preferred stock held by Torchmark, the holding company. Torchmark’s ability to pay dividends on its common stock, principal and interest on any debt security, or dividends on any preferred stock security is affected by the ability of its subsidiaries to pay the holding company these dividends. The insurance company subsidiaries are subject to various state statutory and regulatory restrictions, applicable to insurance companies, that limit the amount of cash dividends, loans, and advances that those subsidiaries may pay to the holding company. For example, under certain state insurance laws, an insurance company generally may pay dividends only out of its unassigned surplus as reflected in its statutory financial statements filed in that state. Additionally, dividends paid by insurance subsidiaries are generally limited to the greater of statutory net gain from operations, excluding capital gains and losses, or 10% of statutory surplus without regulatory approval.

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

Investment Risk:

The Company’s investments are subject to market risks.    Torchmark’s invested assets are subject to the customary risks of defaults, downgrades, and changes in market values. Factors that may affect these risks include interest rate levels, financial market performance, and general economic conditions, as well as particular circumstances affecting the businesses or industries of individual issuers. Some of these factors could result in significant write-downs of individual investments. Significant increases in interest rates or widening of credit spreads could cause a material temporary decline in the fair value of the fixed investment portfolio, reflecting unrealized fair value losses. This risk is mitigated by Torchmark’s operating strategy to generally hold investments to maturity recognizing the long-term nature of the life policy reserve liabilities supported by investments and by Torchmark’s strong operating cash flow that greatly diminishes the need to liquidate investments prior to maturity. A severe down turn in economic conditions could result in an increase in defaults and writedowns in our fixed maturity portfolio, which could possibly restrict the capital structure of our insurance subsidiaries and limit their ability to pay dividends.

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

Item 1B.    Unresolved Staff Comments

As of December 31, 2008, Torchmark had no unresolved staff comments.

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

Liberty owns a 487,000 square foot building in Birmingham, Alabama which currently serves as Liberty’s and United Investors’ home office. Approximately 134,000 square feet of this building is leased or available for lease to unrelated tenants by Liberty. Liberty also operates from 4 company-owned district offices used for agency sales personnel. Liberty is currently in the process of selling its remaining company-owned office buildings, opting instead to operate from leased facilities. A total of 5 buildings were sold in 2008, and 21 buildings were sold in each of the years 2007 and 2006.

A subsidiary of Globe owns a 112,000 square foot facility located in Oklahoma City, Oklahoma which houses the Globe direct response operation. During 2008, Globe sold two office buildings located in Oklahoma City. The first was a 300,000 square foot building in which Globe previously occupied 56,000 square feet as its home office with the remainder either leased or available for lease. After the sale, Globe continued to occupy 37,000 square feet under a lease expiring in April, 2011. The other sold building was vacant, and consisted of 80,000 square feet.

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

Item 3.    Legal Proceedings

Torchmark and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims involving tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark’s subsidiaries, employment discrimination, and miscellaneous other causes of action. Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, management does not believe that such litigation will have a material adverse effect on Torchmark’s financial condition, future operating results or liquidity; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future. This bespeaks caution, particularly in states with reputations for high punitive damage verdicts such as Alabama and Mississippi. Torchmark’s management recognizes that large punitive damage awards bearing little or no relation to actual damages continue to be awarded by juries in jurisdictions in which Torchmark and its subsidiaries have substantial business, particularly Alabama and Mississippi, creating the potential for unpredictable material adverse judgments in any given punitive damage suit.

As previously reported, on March15, 1999, Torchmark was named as a defendant in consolidated derivative securities class action litigation involving Vesta Insurance Group, Inc. filed in the U.S. District Court for the Northern District of Alabama (In Re: Vesta Insurance Group, Inc. Securities Litigation, Master File No. 98-AR-1407-S). The amended consolidated complaint in this litigation alleged violations of Section 10 (b) of the Securities Exchange Act of 1934 by the defendants Vesta, certain present and former Vesta officers and directors, KPMG, LLP (Vesta’s former independent public accountants) and Torchmark and of Section 20 (a) of the Exchange Act by certain former Vesta officers and directors and Torchmark acting as “controlling persons” of Vesta in connection with certain accounting irregularities in Vesta’s reported financial results and filed financial statements. Unspecified damages and equitable relief were sought on behalf of a purported class of purchasers of Vesta equity securities between June 2, 1995 and June 29, 1998. A class was certified in this litigation on October 25, 1999. In September, 2001, Torchmark filed a motion for summary judgment, which was denied by the District Court on January 10, 2002. On April 9, 2003, the

District Court issued an order denying the class plaintiffs’ motion to strike certain of Torchmark’s affirmative defenses, holding that Torchmark could not be held jointly and severally liable with Vesta under the securities law without an affirmative jury determination that Torchmark knowingly committed a violation of the securities laws.

Vesta, its officers and directors, its insurance carriers and KPMG settled their portions of the litigation with class plaintiffs in 2001; Torchmark did not. Subsequently, in May 2003, Torchmark instituted separate litigation against KPMG which was resolved in March, 2006. In April, 2006, class plaintiffs In Re Vesta Insurance Group Securities Litigation filed a motion in U.S. District Court for the Northern District of Alabama renewing their claims against Torchmark based upon an allegation of control person liability. This matter was set for trial in the District Court on October 2, 2006 and was stayed pending resolution of an interlocutory appeal to the U.S. Circuit Court of Appeals for the Eleventh Circuit filed by class plaintiffs. The interlocutory appeal, which was filed August 23, 2006, sought a ruling whether and to what extent proportionate liability provisions might apply if the allegations of controlling person liability against Torchmark were ultimately proven. Arguments on the interlocutory appeal were heard by the Eleventh Circuit on July 31, 2007. On April 30, 2008, the Eleventh Circuit issued an opinion in the interlocutory appeal affirming the District Court’s denial of class plaintiffs’ motion to dismiss Torchmark’s affirmative defenses under the Private Securities Litigation Reform Act of 1995 (PSLRA). The Eleventh Circuit concluded that substantive controlling person liability under the federal securities law remained the same and survived the proportionate liability scheme established by PSLRA. The Court found that damages allocated against a controlling person found liable for a securities law violation were based upon the proportionate liability provisions in the PSLRA. A trial date of September 8, 2008 was set in the U.S. District Court for the Northern District of Alabama. The parties reached a settlement of the Vesta litigation on September 15, 2008. On September 25, 2008, the District Court issued an order preliminarily approving the settlement and directed the giving of notice thereof to the class members. After a final settlement hearing, the District Court entered a Final Judgment and Order of Dismissal With Prejudice approving the final settlement on December 12, 2008.

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

On March 30, 2007, the Barbour County Circuit Court issued an order denying Liberty’s petition for clarification and/or modification of Robertson, holding that Liberty’s policies did not state that they will pay “actual charges” accepted by providers. On April 8, 2007, the Court issued an order granting a motion to intervene and establishing a subclass in Robertson comprised of Liberty cancer policyholders who were then or had within the past six years, undergone cancer treatment and filed benefit claims under the policies in question. Liberty filed a motion with the Barbour County Circuit Court to certify for an interlocutory appeal that Court’s order on Liberty’s petition for clarification in Robertson on April 17, 2007. An appellate mediation of these issues was conducted on August 9, 2007. On October 16, 2007, the Alabama Supreme Court entered orders, based upon the conclusion by the parties of the appellate mediation, staying the proceedings for a writ of mandamus, reinstating the cases on the appellate docket, and remanding the cases to the Barbour County Circuit Court to implement the parties’ settlement agreement. A fairness hearing on the proposed settlement agreement was held by the Barbour County Circuit Court on January 15, 2008. Subsequent to this hearing, an order approving the settlement agreement was approved by the Barbour County Circuit Court but was thereafter vacated by that Court due to technical errors in the printing of the original order. A corrected order finally approving the settlement was entered on or about May 6, 2008. Prior to the entry of the corrected order, notice of appeal was filed by one objector. On July 29, 2008, the Alabama Supreme Court dismissed the remaining appeal in Robertson, but reinstated that appeal on September 22, 2008. Appellate mediation was ordered with respect to this appeal, and on September 30, 2008, a settlement was reached in appellate mediation which resulted in a dismissal order in the objector’s litigation issued by the Barbour County Circuit Court on October 16, 2008. The Alabama Supreme Court dismissed the remaining appeal on December 18, 2008. The trial court’s May 6, 2008 order finally approving the second class settlement in Robertson is therefore in full force and effect.

On January 10, 2007, purported class action litigation was filed against Globe Life And Accident Insurance Company and additional unaffiliated defendants in the U.S. District Court for the Eastern District of Texas (Taylor v. Texas Farm Bureau Mutual Insurance Company, Case No. 2-07-CV-014). Plaintiffs allege violations of the Driver Privacy Protection Act (DPPA) in Globe’s marketing activities. DPPA is federal legislation restricting the ability to obtain and use driver’s license and motor vehicle registration title information maintained by each state. Initially, DPPA allowed use of such personal information for marketing activities so long as the states provided individuals the opportunity to prohibit disclosure of their information. DPPA was amended effective June 1, 2000 to provide that using or obtaining personal information from motor vehicle records for marketing purposes is permitted only if the state involved obtained the express consent (“opt-in”) of the person whose data is being released. Plaintiffs, all residents and holders of Texas driver’s licenses, allege that Globe wrongfully obtained, possessed and/or used motor vehicle record information from the Texas Department of Public Safety after the June 1, 2000 effective date of the “opt-in” amendment to the DPPA. They seek, in a jury trial, liquidated damages as provided in the DPPA for each purported class member in the amount of $2,500 for each use of the personal information, punitive damages, the destruction of any personal information determined to be illegally obtained from motor vehicle records and other appropriate equitable relief. On September 8, 2008, the District Court entered an order granting the defendants’ consolidated motion to dismiss with prejudice all plaintiffs’ claims in this litigation pursuant to Federal Rules of Civil Procedure 12(b)(1) and 12(b)(6). On October 8, 2008, plaintiffs filed a notice of appeal, which has been subsequently amended twice, with the U.S. Circuit Court of Appeals for the Fifth Circuit.

On January 18, 2008, purported class action litigation was filed against Liberty in the U.S. District Court for the Southern District of Florida (Joseph v. Liberty National Life Insurance Company, Case No. 08-20117 CIV - Martinez) on behalf of all black Haitian-Americans who reside in Florida (including both naturalized and alien persons) and who have or have had an ownership interest in life insurance policies sold by Liberty where it is alleged that Liberty issued and administered such policies on a discriminatory basis because of their race and Haitian ancestry, ethnicity or national origin. The plaintiffs alleged an intentional plan on behalf of Liberty to discriminate against the black Haitian-American community in the formation, performance and termination of life insurance contracts in violation of 42 U.S.C. §1981 and §1982 by target marketing and underwriting inquiries regarding whether the applicant for insurance was Haitian, had traveled to Haiti in the past or planned to do so at any time in the future and, based upon such information, either denying the application or issuing a substandard policy or in some instances it was alleged, refusing to pay death benefits on issued policies. The plaintiffs sought unspecified compensatory damages in excess of $75,000, punitive damages, injunctive relief, attorneys’ fees and other relief. After the death of one of the named class plaintiffs and the Court’s dismissal of that plaintiff’s claims without prejudice, the remaining two class plaintiffs elected to proceed with this litigation on an individual basis. On January 22, 2009, the Court issued an Order granting Liberty’s Motion for Summary Judgment and closing the case. A settlement has also been reached in substantially identical class litigation filed on September 17, 2008 in the United States District Court for the Southern District of Florida (Joseph v. Liberty National Life Insurance Company, Case No. 08-1:08-cv-22580).

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2008.

PART II

Item 5.    Market for Registrant’s Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The principal market in which Torchmark’s common stock is traded is the New York Stock Exchange. There were 4,226 shareholders of record on December 31, 2008, excluding shareholder accounts held in nominee form. The market prices and cash dividends paid by calendar quarter for the past two years are as follows:

		2008 Market Price		Dividends Per Share
Quarter		High	Low
1		$63.17	$57.85	$.13
2		65.27	58.65	.14
3		62.39	55.97	.14
4		58.44	27.67	.14
Year-end closing price	$44.70

		2007 Market Price		Dividends Per Share
Quarter		High	Low
1		$66.87	$62.83	$.13
2		70.32	64.48	.13
3		68.14	59.39	.13
4		65.16	58.78	.13
Year-end closing price	$60.53

(c)	Purchases of Certain Equity Securities by the Issuer and Others for the Fourth Quarter 2008

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2008	1,397,100	$46.27	1,397,100
November 1-30, 2008	325,700	35.98	325,700
December 1-31, 2008	2,000	42.49	2,000

On October 30, 2008, Torchmark’s Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be purchased.

(e)	Performance Graph

*	$100 invested on 12/31/03 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

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

Item 6.    Selected Financial Data

The following information should be read in conjunction with Torchmark’s Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:

(Amounts in thousands except per share and percentage data)

Year ended December 31,	2008	2007	2006	2005	2004
Premium revenue:
Life	$1,616,804	$1,569,964	$1,524,267	$1,468,288	$1,395,490
Health	1,127,059	1,236,797	1,237,532	1,014,857	1,048,666
Other	14,393	20,470	22,914	24,929	27,744
Total	2,758,256	2,827,231	2,784,713	2,508,074	2,471,900
Net investment income	671,495	648,826	628,746	603,068	577,035
Realized investment gains (losses)	(107,504)	2,734	(10,767)	280	22,216
Total revenue	3,326,918	3,486,697	3,421,178	3,125,910	3,071,542
Net income before cumulative effect of change in accounting principle	452,259	527,535	518,631	495,390	475,718
Net income	452,259	527,535	518,631	495,390	468,555
Per common share:
Basic earnings:
Net income before cumulative effect of change in accounting principle	5.14	5.59	5.20	4.73	4.32
Net income	5.14	5.59	5.20	4.73	4.26
Diluted earnings:
Net income before cumulative effect of change in accounting principle	5.11	5.50	5.13	4.68	4.25
Net income	5.11	5.50	5.13	4.68	4.19
Cash dividends declared	0.56	0.52	0.50	0.44	0.44
Cash dividends paid	0.55	0.52	0.48	0.44	0.44
Basic average shares outstanding	88,053	94,317	99,733	104,735	110,106
Diluted average shares outstanding	88,516	95,846	101,112	105,751	111,908
As of December 31,	2008	2007	2006	2005	2004
Cash and invested assets	$8,443,601	$9,792,297	$9,719,988	$9,410,695	$9,243,090
Total assets	13,529,050	15,241,428	14,980,355	14,768,903	14,252,184
Short-term debt	403,707	202,058	169,736	381,505	170,354
Long-term debt(1)	622,760	721,723	721,248	507,902	694,685
Shareholders’ equity	2,222,907	3,324,627	3,459,193	3,432,768	3,419,844
Per diluted share	26.24	35.60	34.68	32.91	31.07
Effect of SFAS 115 on diluted equity per share(2)	(12.93)	(0.66)	1.43	2.50	3.62
Annualized premium in force:
Life	1,707,522	1,672,865	1,615,487	1,577,635	1,523,335
Health	1,098,349	1,233,884	1,293,081	1,026,410	1,056,451
Total	2,805,871	2,906,749	2,908,568	2,604,045	2,579,786
Basic shares outstanding	84,708	92,175	98,115	103,569	107,944
Diluted shares outstanding	84,708	93,383	99,755	104,303	110,075
(1)

Includes 7 3/4% Junior Subordinated Debentures reported as “Due to affiliates” on the Consolidated Balance Sheets at each year end 2004 and 2005 in the amount of $154.6 million. Also included at year end 2006 through 2008 are Torchmark’s 7.1% Junior Subordinated Debentures in the amount of $123.7 million, which are also reported as “Due to affiliates” on the Consolidated Balance Sheets.

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

Net investment income

Less:

    Interest credited to net policy liabilities

    Financing costs

The tables in Note 13—Business Segments reconcile Torchmark’s revenues and expenses by segment to its major income statement line items for each of the years in the three-year period ending December 31, 2008. Additionally, this Note provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles to net income. That summary is reproduced below from the Consolidated Financial Statements to present our overall operations in the manner that we use to manage the business.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	2008	2007	2006	2008 Change	%	2007 Change	%
Life insurance underwriting margin	$431,775	$417,038	$397,444	$14,737	4	$19,594	5
Health insurance underwriting margin	194,711	208,254	206,694	(13,543)	(7)	1,560	1
Annuity underwriting margin	(6,423)	9,337	11,915	(15,760)	(169)	(2,578)	(22)
Other insurance:
Other income	4,154	4,313	4,024	(159)	(4)	289	7
Administrative expense	(159,283)	(154,552)	(155,331)	(4,731)	3	779	(1)
Excess investment income	328,141	323,762	318,763	4,379	1	4,999	2
Corporate and adjustments	(21,278)	(17,921)	(14,437)	(3,357)	19	(3,484)	24

Pre-tax total	771,797	790,231	769,072	(18,434)	(2)	21,159	3
Applicable taxes	(258,510)	(268,118)	(264,716)	9,608	(4)	(3,402)	1

After-tax total	513,287	522,113	504,356	(8,826)	(2)	17,757	4
Remove benefit from interest-rate swaps (after tax) from Investment Segment**	-0-	-0-	(319)	-0-		319
Realized gains (losses) (after tax)*	(69,878)	1,777	(7,254)	(71,655)		9,031
Gain on sale of agency buildings (after tax)	181	2,768	2,816	(2,587)		(48)
Tax settlements (after tax)	10,823	1,149	11,607	9,674		(10,458)
Net proceeds (cost) from legal settlements (after tax)	(770)	(272)	7,425	(498)		(7,697)
Loss on writedown of Company-occupied property (after tax)	(1,384)	-0-	-0-	(1,384)		-0-

Net income	$452,259	$527,535	$518,631	$(75,276)	(14)	$8,904	2

*	See the discussion of Realized Gains and Losses in this report.
**	Included as an addition to income of both the Investment Segment and Realized investment gains.

Torchmark’s operations on a segment-by-segment basis are discussed in depth under the appropriate captions following in this report.

Summary of Operations:    Net income declined $75 million or 14% to $452 million in 2008. On a diluted per share basis, net income declined 7% to $5.11. The primary cause for the 2008 decline was after-tax realized investment losses of $70 million ($108 million before tax). These losses were due mostly to writedowns of fixed-maturity securities issued by Lehman Brothers and Washington Mutual. In 2007, net income grew 2% or $9 million over the prior year to $528 million. On a per share basis, 2007 net income grew 7% to $5.50. Per share earnings growth exceeded the growth in dollar earnings in both periods as a result of our share repurchase program discussed later under this caption. Life insurance was our strongest performing segment in both years, contributing $15 million to 2008 pretax growth and $20 million to 2007 growth. Margin improvements in this segment were a result of premium growth and lower obligation ratios in both periods. The investment segment also contributed to the growth in pretax income in each year, rising $4 million in 2008 and $5 million in 2007. Excess investment income, measuring the profit of the investment segment, was benefited by reduced financing costs and growth in the size of the investment portfolio in both years. The growth in excess investment income was attained even though significant cash flow has been used to buy Torchmark stock in all three periods.

In 2008, the contributions to growth in our life insurance and investment segments were more than offset by declines in our annuity and health segments. Our 2008 annuity underwriting loss was $6 million, compared with gains of $9 million in 2007 and $12 million in 2006. In 2008, declines in equity markets have caused variable policyholder account values to decline, guaranteed minimum death benefit costs to increase, policyholders to withdraw funds, and changes in actuarial assumptions all of which have resulted in the underwriting losses. We do not emphasize this segment and have discontinued the sale of variable annuities in 2008, only offering a fixed annuity product. Health insurance underwriting margin improved $2 million to $208 million in 2007, but declined 7% or $14 million in 2008 to $195 million. This segment has experienced increased competition in recent periods, especially in 2008, which has caused a decline in agent count resulting in a significant reduction in new sales.

Total revenues declined 5% in 2008 to $3.33 billion. In 2007, total revenues rose 2% to $3.49 billion from $3.42 billion in 2006. Life premium rose $47 million in 2008 and $46 million in 2007, while net investment income rose $23 million in 2008 and $20 million in 2007. Growth in these two revenue components accounted for the increase in 2007 revenues. However, 2008 revenues were negatively affected by the aforementioned pretax realized loss of $108 million and a decline in health premium of $110 million, described further under this caption.

Life insurance premium has grown steadily in each of the three years ending December 31, 2008, rising 3% in 2008 to $1.62 billion and also 3% in 2007. Margins as a percentage of premium have also increased slightly each year to 27% of premium in 2008 and 2007 from 26% in 2006. Life net sales rose 13% in 2008 to $298 million, after having declined slightly in the two preceding years. Net sales rose in each of the three major life distribution channels in 2008. Life insurance segment results are discussed further under the caption Life Insurance.

We market three primary health insurance products: under-age-65 limited-benefit health insurance, Medicare Supplement insurance, and the Medicare Part D prescription drug benefit. Health premium declined 9% in 2008 to $1.1 billion from $1.2 billion in 2007. Health premium was flat in 2007 with 2006. The primary factor in the 2008 decline was the decline in agent count in our United American Branch Office during the year, our largest health producer. This agency has experienced intense competition, which has resulted in a significant decrease in new health sales and has negatively impacted premium income. Efforts are underway to rebuild this agency. Prior to 2008, this agency had been instrumental in the growth in the sales of our limited-benefit health product, as demand for this product had increased. Accordingly, premium from the limited-benefit product has grown significantly in relation to Medicare Supplement premium in recent years. While Medicare Supplement remains our largest contributor to total health premium, increased competition has also dampened sales of this product resulting in premium declines in each successive year. Also, 2008 was our third year of offering Medicare Part D insurance. As most of the country’s Part D enrollees selected a plan provider in 2006, we do not expect growth in our Part D business going forward. See the discussion under Health Insurance for a more detailed discussion of health insurance results.

While we still offer fixed annuities, we do not emphasize sales of annuity products, favoring life insurance instead. See the caption Annuities for further discussion of the Annuity segment.

As previously mentioned, the investment segment’s pretax profitability, or excess investment income, increased $4 million in 2008 and $5 million in 2007. It had declined 2% in the previous year. This segment benefited from lower financing costs in each successive year. In 2008, these costs declined primarily due to lower rates and a lower average balance on our short-term debt. In 2007, our interest expense on funded debt declined due to the refinancing of the two funded debt issues noted below. Prior to 2008, the average yield on new investments acquired had been lower than the average portfolio yield, restricting growth in net investment income in relation to the size of the portfolio. In 2008, however, the yield on new investments exceeded the portfolio yield by 25 basis points. Growth in total investment income has been negatively affected by Torchmark’s share repurchase program (described later under this caption), which has diverted cash that could have otherwise been used to acquire investments. Management believes that the acquisition of Torchmark stock at favorable prices provides a superior return on available cash.

Torchmark’s current investment policy limits new investment acquisitions to investment-grade fixed maturities generally with longer maturities (often exceeding twenty years) that meet our quality and yield objectives. Approximately 93% of our invested assets at fair value consists of fixed maturities of which 94% was investment grade at December 31, 2008. The average quality rating of the portfolio was BBB+. The portfolio contains no securities backed by sub prime or Alt-A mortgages, no residential mortgages, no counterparty risks, no credit default swaps, or derivative contracts. See the analysis of excess investment income and investment activities under the caption Investments in this report and Note 3—Investments in the Notes to Consolidated Statements of Operations for a more detailed discussion of this segment.

As mentioned earlier in this summary, we wrote down certain fixed maturities and equities during 2008, including bonds issued by Lehman Brothers, Washington Mutual, and various other institutions in the pretax amount of $106 million. The write downs were taken as these securities met our criteria for other-than-temporary impairment. These writedowns compared with $11 million taken in 2007 and none in 2006. Please refer to Note 3—Investments in the Notes to Consolidated Financial Statements under the caption Other-than-temporary impairments for more information on these writedowns and our criteria for consideration of other-than-temporary impairment. Including the writedowns, we had total after-tax realized investment losses of $70 million in 2008 ($.79 per share), compared with a $2 million gain in 2007 ($.02 per share), and a $7 million loss in 2006 ($.07 per share). Realized investment gains and losses can vary significantly from period to period and may have a material positive or negative impact on net income. Under the caption Realized Gains and Losses in this report, we present a complete analysis and discussion of our realized gains and losses including the writedowns. Also, as explained in Note 13—Business Segments in the Notes to the Consolidated Financial Statements, we do not consider realized gains and losses to be a component of our core insurance operations or operating segments.

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

In each of the years 2006 through 2008, net income was affected by certain significant, unusual, and nonrecurring nonoperating items. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. A discussion of these items follows.

As reported in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements under the caption Litigation and Tax Settlements, we have been involved in a number of litigation issues over the course of the three year period 2006 through 2008 in which we either received settlements net of expenses or incurred settlement losses and expenses. These issues resulted in after-tax charges of $770 thousand in 2008, $272 thousand in 2007, and an after-tax benefit of $7.4 million in 2006. Additionally, as described under the same caption of Note 1, we received tax settlements in each year in the amounts of $10.8 million in 2008, $1.1 million in 2007, and $11.6 million in 2006. All of these litigation and tax issues pertained to issues arising many years ago and are not considered by management to relate to our current operations. Legal expenses and litigation items pertaining to current operations are included in either insurance administrative expenses or parent expenses, as appropriate, in our segment analysis. As explained in Note 3—Investments under the caption Other-than-temporary impairments, we wrote down certain company-occupied property to fair value during 2008. The write down resulted in an after-tax charge of $1.4 million.

In 2006, Liberty began a program to dispose of its agency office buildings, replacing them with rental facilities. In 2006, 21 buildings were sold for gross proceeds of $6.7 million and a pre-tax gain of $4.8 million. In 2007, 21 additional buildings were sold for proceeds of $6.4 million and a pretax gain of $4.3 million ($2.8 million after tax). The program began to wind down in 2008 as five buildings were sold for proceeds of $787 thousand and a pretax gain of $278 thousand ($181 thousand after tax). Four buildings remained to be sold at December 31, 2008. Because of the significant scale of this nonoperating activity, we have removed $4.3 million ($2.8 million after tax) from our core results representing the gain in 2006 and the gains on the sales in 2007 and 2008.

Torchmark has in place an ongoing share repurchase program which began in 1986 and was reaffirmed at its October 30, 2008 Board of Director’s meeting. With no specified authorization amount, we determine the amount of repurchases based on the amount of the Company’s excess cash flow, general market conditions, and other alternative uses. The majority of these purchases are made from excess operating cash flow when market prices are favorable. Additionally, when stock options are exercised, proceeds from these exercises and the tax benefit are used to repurchase additional shares on the open market to minimize dilution as a result of the option exercises. The following chart summarizes share purchase activity for each of the three years ended December 31, 2008.

Analysis of Share Purchases

(Amounts in thousands)

	2008		2007		2006
Purchases	Shares	Amount	Shares	Amount	Shares	Amount
Excess cash flow and borrowings	7,638	$426,640	6,150	$402,116	5,575	$320,425
Option proceeds	487	29,096	766	49,675	415	24,436

Total	8,125	$455,736	6,916	$451,791	5,990	$344,861

Throughout the remainder of this discussion, share purchases refer only to those made from excess cash flow and borrowings.

A discussion of each of Torchmark’s segments follows.

Life Insurance.    Life insurance is our largest insurance segment, with 2008 life premium representing 59% of total premium. Life underwriting income before other income and administrative expense represented 70% of the total in 2008. Additionally, investments supporting the reserves for life products result in the majority of excess investment income attributable to the investment segment.

Life insurance premium rose 3% to $1.62 billion in 2008 after having increased 3% in 2007 to $1.57 billion. Life insurance products are marketed through several distribution channels. Premium income by channel for each of the last three years is as follows:

LIFE INSURANCE

Premium by Distribution Method

(Dollar amounts in thousands)

	2008		2007		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Direct Response	$511,165	32%	$484,176	31%	$457,159	30%
American Income Exclusive Agency	473,784	29	440,164	28	409,188	27
Liberty National Exclusive Agency	287,312	18	293,936	19	300,933	20
Other Agencies	344,543	21	351,688	22	356,987	23

	$1,616,804	100%	$1,569,964	100%	$1,524,267	100%

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

Annualized life premium in force was $1.71 billion at December 31, 2008, an increase of 2% over $1.67 billion a year earlier. Annualized life premium in force was $1.62 billion at December 31, 2006.

The following table shows net sales information for each of the last three years by distribution method.

LIFE INSURANCE

Net Sales by Distribution Method

(Dollar amounts in thousands)

	2008		2007		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Direct Response	$123,076	41%	$114,232	43%	$115,031	43%
American Income Exclusive Agency	108,353	37	92,306	35	86,369	33
Liberty National Exclusive Agency	48,540	16	36,981	14	41,369	16
Other Agencies	18,494	6	20,727	8	22,728	8

	$298,463	100%	$264,246	100%	$265,497	100%

The table below discloses first-year collected life premium by distribution channel.

LIFE INSURANCE

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	2008		2007		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Direct Response	$80,075	39%	$76,043	38%	$77,385	37%
American Income Exclusive Agency	82,063	39	73,862	37	72,072	35
Liberty National Exclusive Agency	29,571	14	28,773	15	34,342	16
Other Agencies	16,473	8	18,980	10	25,269	12

	$208,182	100%	$197,658	100%	$209,068	100%

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

Insert media, which targets primarily the adult market, involves placing insurance solicitations as advertising inserts into a variety of media, such as coupon packets, newspapers, bank statements, and billings. This media was historically placed by Direct Marketing and Advertising Distributors, Inc. (DMAD), previously an unrelated entity with which we have had a business relationship for over fifteen years. We acquired DMAD in January, 2007 for $47 million, and integrated their operations during 2007. This acquisition allowed the Company to expand marketing opportunities through increased solicitation volume and also improve margins through cost savings in the insert media component.

The Direct Response operation accounted for 32% of our life insurance premium during 2008, the largest of any distribution group. Direct Response’s share of total life premium has risen steadily in each of the last three years as illustrated in the chart above. Life premium for this channel rose 6% in both 2008 and 2007. Net sales rose 8% in 2008 to $123 million after a 1% decline in 2007 to $114 million. First-year collected premium increased 5% in 2008 to $80 million after a 2% decline in 2007.

The American Income Exclusive Agency focuses primarily on members of labor unions, but also on credit unions and other associations for its life insurance sales. It is a high profit margin business characterized by lower policy obligation ratios. Life premium for this agency rose 8% to $474 million in 2008, after having also increased 8% in 2007. Net sales increased 17% in 2008 to $108 million from $92 million in 2007. Net sales rose 7% in 2007. First-year collected premium rose 11% in 2008 to $82 million, after having increased 2% in 2007. As in the case of all of Torchmark’s agency distribution systems, continued increases in product sales are largely dependent on increases in agent count. Growth in the agent count has contributed to the improvements in sales in this agency. The American Income agent count was 3,085 at December 31, 2008 compared with 2,545 a year earlier, an increase of 21%. The agent count rose 8% in 2007 from 2,353 at year end 2006. This agency continues to recruit new agents focusing on an incentive program to reward growth in both the recruiting of new agents and in the production of new business. Additionally, the systematic, centralized internet recruiting program has enhanced the recruiting of new agents.

The Liberty National Exclusive Agency distribution system markets its life products to primarily middle-income customers in Southeastern states. Liberty’s life premium declined 2% in both 2008 and 2007 compared with the respective prior year. Liberty’s life premium sales, in terms of net sales, were $49 million in 2008, representing an increase of 31% in 2008. Net sales had declined 11% in 2007. First-year collected premium increased 3% in 2008 to $30 million, after having declined 16% in 2007.

Growth in the Liberty Agency’s sales and premium volume are highly dependent on building the size of its agency force. Liberty has implemented initiatives similar to those of American Income to recruit new agents, primarily through the use of the internet. The continued recruiting of new agents and the retention of productive agents are critical to growing the sales in controlled agency distribution systems. Liberty’s agent count rose 43% to 3,437 at December 31, 2008 from 2,410 a year earlier. This compared with an increase of 39% in 2007 but a decline of 20% in 2006. Most of the growth in the 2007 agent count occurred in the latter half of the year. As new agents become trained and more seasoned, they are expected to become more productive. The growth in 2008 net sales is attributable to the growth in the agent counts in 2008 and the latter part of 2007, while the 2007 decline in net sales was a result of the decline in agent counts in 2006 and early 2007. In 2006, the Liberty National Agency began the reorganization of its marketing leadership and restructured its agent compensation system to provide greater reward to productive agents and to establish production minimums for agents. These changes led to terminations and resignations during 2006 of agents not meeting these production minimums. However, management believes that these changes will result in a more productive agency over the long term. Management also believes these changes are responsible for recent margin improvements. A larger and more productive agency force should lead to increased sales, which in turn should result in increased premium growth.

We also offer life insurance through Other Agencies consisting of the United Investors Agency, the Military Agency, the United American Independent and Branch Office Agencies, and other small miscellaneous sales agencies. The United Investors Agency is comprised of several independent agencies that concentrate on annuity business. United Investors represented 4% of Torchmark’s 2008 life premium income. The Military Agency consists of a nationwide independent agency whose sales force is comprised primarily of former military officers who have historically sold primarily to commissioned and noncommissioned military officers and their families. This business consists of whole-life products with term insurance riders. Military premium represented 12% of life premium. The United American Independent and Branch Office Agencies combined represented approximately 3% of Torchmark’s total life premium. In the past, these agencies focused on health insurance, with life sales being incidental.

LIFE INSURANCE

Summary of Results

(Dollar amounts in thousands)

	2008		2007		2006
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium and policy charges	$1,616,804	100%	$1,569,964	100%	$1,524,267	100%

Policy obligations	1,073,920	66	1,039,278	66	1,005,771	66
Required interest on reserves	(411,216)	(25)	(388,024)	(25)	(364,313)	(24)

Net policy obligations	662,704	41	651,254	41	641,458	42
Commissions and premium taxes	73,690	4	72,291	5	76,859	5
Amortization of acquisition costs	448,635	28	429,381	27	408,506	27

Total expense	1,185,029	73	1,152,926	73	1,126,823	74

Insurance underwriting margin before other income and administrative expenses	$431,775	27%	$417,038	27%	$397,444	26%

Gross margins, as indicated by insurance underwriting margin before other income and administrative expense, rose 4% in 2008 to $432 million after rising 5% in 2007. As a percentage of life insurance premium, gross margins have increased slightly each year and were 27% in 2008. Improvements in life margins have resulted from several factors. Margin improvements in both 2008 and 2007 were primarily the result of premium growth, but favorable mortality was also a positive factor. This improvement in mortality is not expected to be a trend. An important factor in the 2008 increase was that American Income’s obligation ratios decreased from 34% to 32%. Additionally, the proportion of American Income premium to total premium has grown each year, and that has caused life margins to increase because that agency’s margins are Torchmark’s highest, well exceeding 30% in all periods.

Health Insurance.    Health products sold by Torchmark insurance companies consist of supplemental plans that include limited-benefit hospital/surgical plans, cancer, and accident plans sold to people under age 65. We also sell Medicare Supplements to enrollees in the Federal Medicare program, as well as providing coverage under the Medicare Part D prescription drug program beginning January 1, 2006. Health premium represented 41% of Torchmark’s total premium income in 2008. Excluding Part D premium, health premium represented 37% in 2008, compared with 39% in 2007 and 40% in 2006. Health underwriting margin, excluding Part D, accounted for 29% of the total in 2008, compared with 30% in 2007 and 31% in 2006. These declines in the health percentages are indicative of the growth in the premium and profitability of our life segment in relation to our health segment. Health results have also been negatively affected by increased competition in recent periods. The following table indicates health insurance premium income by distribution channel for each of the last three years.

HEALTH INSURANCE

Premium by Distribution Method

(Dollar amounts in thousands)

	2008		2007		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$78,973		$92,042		$102,163
Medicare Supplement	277,880		296,368		316,527

	356,853	37%	388,410	38%	418,690	41%
United American Branch Office Agency
Limited-benefit plans	176,368		203,577		153,944
Medicare Supplement	164,148		183,377		200,591

	340,516	36	386,954	37	354,535	35
Liberty National Exclusive Agency
Limited-benefit plans	135,318		141,082		144,925
Medicare Supplement	71		84		99

	135,389	14	141,166	14	145,024	14
American Income Exclusive Agency
Limited-benefit plans	72,149		69,268		65,588
Medicare Supplement	1,274		1,403		1,587

	73,423	8	70,671	7	67,175	6
Direct Response
Limited-benefit plans	478		527		572
Medicare Supplement	44,645		41,811		39,154

	45,123	5	42,338	4	39,726	4
Total Premium (Before Part D)
Limited-benefit plans	463,286	49	506,496	49	467,192	46
Medicare Supplement	488,018	51	523,043	51	557,958	54

Total Premium (Before Part D)	951,304	100%	1,029,539	100%	1,025,150	100%

Medicare Part D*	175,633		214,589		212,382

Total Health Premium*	$1,126,937		$1,244,128		$1,237,532

*	Total Medicare Part D premium and health premium exclude $7.3 million in 2007 of risk-sharing premium paid to the Centers for Medicare and Medicaid Services consistent with the Medicare Part D contract. In 2008, $122 thousand of risk-sharing premium was received. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.

We market supplemental health insurance products through a number of distribution channels with the two United American agencies being our market leaders. Over the past several years, we have placed greater emphasis on the sale of limited-benefit health insurance products to under-age-65 consumers rather than Medicare Supplement insurance as customer demand for the limited-benefit hospital/surgical plans has increased and price competition and lesser demand for Medicare Supplements has dampened the sales of that product. While Medicare Supplement still remains our largest health product in terms of premium income, the proportion of premium from other limited-benefit health products has grown steadily over the past few years. As shown in the chart above, Medicare Supplement premium represented 51% of total health premium (excluding Part D) in 2008.

The following table presents net sales by distribution method for the last three years.

HEALTH INSURANCE

Net Sales by Distribution Method

(Dollar amounts in thousands)

	2008		2007			2006
	Amount	% of Total	Amount		% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$23,084		$33,917			$38,651
Medicare Supplement	14,517		16,381			16,278

	37,601	27%	50,298		21%	54,929	23%
United American Branch Office Agency
Limited-benefit plans	64,126		151,924			146,711
Medicare Supplement	7,422		10,406			12,765

	71,548	51	162,330		68	159,476	65
Liberty National Exclusive Agency
Limited-benefit plans	12,087		9,842			11,588
Medicare Supplement	96		130			216

	12,183	9	9,972		4	11,804	5
American Income Exclusive Agency
Limited-benefit plans	11,848		11,307			11,685
Medicare Supplement	-0-		-0-			-0-

	11,848	9	11,307		5	11,685	5
Direct Response
Limited-benefit plans	325		477			623
Medicare Supplement	5,498		4,985			4,721

	5,823	4	5,462		2	5,344	2
Total Net Sales (Before Part D)
Limited-benefit plans	111,470	80	207,467		87	209,258	86
Medicare Supplement	27,533	20	31,902		13	33,980	14

Total Net Sales (Before Part D)	139,003	100%	239,369		100%	243,238	100%

Medicare Part D*	28,292		24,514	**		278,023

Total Health Net Sales	$167,295		$263,883			$521,261

*	Net sales for Medicare Part D represents only new first-time enrollees.
**	Restated.

The following table discloses first-year collected health premium by distribution method.

HEALTH INSURANCE

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	2008		2007		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$20,360		$27,055		$31,817
Medicare Supplement	15,495		12,992		15,084

	35,855	26%	40,047	21%	46,901	26%
United American Branch Office Agency
Limited-benefit plans	69,572		115,148		92,791
Medicare Supplement	7,905		10,238		14,131

	77,477	56	125,386	66	106,922	59
Liberty National Exclusive Agency
Limited-benefit plans	8,345		8,180		9,756
Medicare Supplement	105		161		248

	8,450	6	8,341	4	10,004	5
American Income Exclusive Agency
Limited-benefit plans	12,316		12,347		12,716
Medicare Supplement	-0-		-0-		-0-

	12,316	9	12,347	6	12,716	7
Direct Response
Limited-benefit plans	437		470		697
Medicare Supplement	4,102		4,499		4,397

	4,539	3	4,969	3	5,094	3
Total First-Year Collected Premium (Before Part D)
Limited-benefit plans	111,030	80	163,200	85	147,777	81
Medicare Supplement	27,607	20	27,890	15	33,860	19

Total (Before Part D)	138,637	100%	191,090	100%	181,637	100%

Medicare Part D*	16,655		53,269		212,382

Total First-Year Collected Premium	$155,292		$244,359		$394,019

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year. In 2006, all premium was first year.

The United American Branch Office and Independent Agencies.    As discussed above, the two United American (UA) Agencies have emphasized sales of individual supplemental limited-benefit health plans known generally as hospital/surgical plans marketed to under-age-65 customers for which demand has increased in recent years. These plans generally provide a per diem payment for each hospital inpatient day confined, a fixed-amount surgical schedule, out patient coverage, and other miscellaneous hospital-related charges. They also contain caps on total per-illness benefits. Consumer interest in these products has increased as a result of growing unavailability or lack of affordability of individual major-medical plans and decreased coverage offered by employers. Minimum regulatory loss ratios on these limited-benefit plans are generally lower than those of Medicare Supplement; however, the Medicare Supplement product has historically had slightly higher persistency rates, resulting in both products having approximately the same underwriting margin as a percentage of premium. Both of the UA agencies offer these limited-benefit plans.

The UA Branch Office is an exclusive agency, meaning the agents in its 85 offices nationwide sell only for us. In recent years, this agency has focused its efforts on sales of limited-benefit products, and has been successful in building the sales of these plans replacing the decline in Medicare Supplement sales.

In 2008, the UA Branch Office represented 51% of Torchmark’s non-Medicare Part D sales. Beginning in late 2007 and throughout 2008, this agency has experienced increased agent turnover and a decline in agent count due to increased competition in the sales of health products. As a result, sales and premium at the UA Branch Office declined in 2008. As is the case with all of our captive agencies, growing the agency size translates into increased sales and premium growth. After growing very rapidly in periods prior to mid-2007, the producing agent count in the UA Branch Office has declined since that time. At year end 2008, the producing agent count was 1,583, compared with 2,979 at the end of 2007 and 3,015 at December 31, 2006. These declines in agent count have resulted in the declines in net sales and premium growth shown in the charts above, especially in 2008. Efforts are underway to rebuild this agency. Going forward, we are shifting the emphasis in the UA Branch Office Agency to life and health products currently marketed by Liberty National agents. These products are priced to achieve higher profit margins and have better persistency than UA’s limited-benefit health insurance. We will continue to offer the current product portfolio, but the majority of our financial incentives will be used to encourage agents to sell the Liberty National product line. We believe this will improve the stability and profitability of the UA Branch Office Agency.

The UA Independent Agency is composed of independent agencies appointed with Torchmark whose size range from very large, multi-state organizations down to one-person offices. All of these agents generally sell for a number of insurance companies, of which 2,838 were active producing agents for Torchmark at December 31, 2008. This agency is our largest carrier of Medicare Supplement insurance, with $278 million or 57% of our Medicare Supplement premium income in 2008. Overall, this agency’s contribution to Torchmark’s total health sales and premium has declined in each of the past three years, as a result of the increased competition in Medicare Supplement sales. Health premium for the UA Independent Agency declined 8% to $357 million in 2008, after declining 7% in 2007. The declines in premium have resulted as new sales have not compensated for lapses.

The Liberty National Exclusive Agency, predominantly a life insurance distribution channel, is the third largest writer of Torchmark health business based on premium collected. Cancer supplemental plans are the type of limited-benefit health products primarily produced by this agency. Liberty is our only distribution channel for which cancer insurance is its primary health product. Liberty’s health premium declined 4% in 2008 to $135 million after a 3% drop in 2007. Several factors have contributed to the decline in health premium in this agency. Most notable has been the increased emphasis on sales of the higher-margin life products at Liberty. Another factor, prior to 2008, was the decline in agent count discussed earlier under the caption Life Insurance as a result of the change in the agent compensation system in 2006 to improve persistency and margins. However, recruiting and training initiatives have resulted in a significant increase in the Liberty agent count in 2008. Additionally, there was a settlement of a class-action lawsuit in early 2005 concerning a closed block of cancer business over the timing and size of the premium rate increases on this block. This block represented approximately half of Liberty’s cancer business at that time and approximately 37% at year end 2008. Prior to the settlement, significant rate increases to offset deteriorating margins on this block resulted in higher health premium, but increasing claims continued to reduce underwriting margins. The settlement provided for reduced benefits paid going forward and further required Liberty to reduce premiums and to maintain an 85% claims loss ratio over the remaining life of the business. Net health sales in the Liberty agency rose 22% to $12 million, compared with 2007 net health sales of $10 million. Net health sales had declined 16% from 2006 sales of $12 million.

American Income Exclusive Agency, also predominantly a life insurance distribution channel, is our fourth largest health insurance distributor based on 2008 premium collected. Its health plans are comprised of various limited-benefit plans for which approximately 69% of the agency’s 2008 health premium was from accident policies. Sales of the health plans by this agency are generally made in conjunction with a life policy being sold to the same customer.

Health premium at this agency rose 4% in 2008 to $73 million, after having increased 5% to $71 million in 2007. Net health sales were $11.8 million in 2008, compared with $11.3 million in 2007 and $11.7 million in 2006. Net health sales comprised less than 10% of the American Income Agency’s total net sales in 2008.

Direct Response, primarily a life operation, also offers health insurance, which is predominantly Medicare Supplements sold directly to employer or union sponsored groups. In 2008, net health sales were $6 million, comprising less than 5% of Direct Response’s total life and health net sales. Direct Response health net sales and premium income have risen each year over the prior year. Net sales increased 7% in 2008 and 2% in 2007. Health premium rose 7% in both 2008 and 2007, increasing to $45 million in 2008.

Medicare Part D.      Torchmark, through its subsidiary United American, began offering insurance coverage under the government’s Medicare Part D plan as of January 1, 2006. The Medicare Part D plan is a stand-alone prescription drug plan for Medicare beneficiaries. Part D is regulated and partially funded by the Centers for Medicare and Medicaid Services (CMS) for participating private insurers like United American, unlike the traditional Medicare program for hospital and doctor services, where CMS is the primary insurer and private Medicare Supplement insurers are secondary insurers. The program generally calls for CMS to pay approximately two thirds of the premium with the insured Medicare beneficiary paying one third of the premium. Total Medicare Part D premium was $176 million in 2008, compared with $215 million in 2007 and $212 million in 2006. The decline in Part D premium resulted from the decline in the number of enrollees. Enrollment for all Part D coverages ends on December 31 of the previous year, except for enrollees who reach age 65 in the current year. At December, 2007, United American had approximately 158 thousand enrollees for the 2008 Part D plan, compared with 189 thousand for the 2007 plan year. Although final enrollment has not been confirmed, we do not expect a significant increase in enrollees for the 2009 plan year. Our Medicare Part D product is sold primarily through the Direct Response operation, but is also sold by the two UA agencies. Part D net sales were $28 million in 2008 and $25 million in 2007, compared with $278 million in 2006. We count only sales to new first-time enrollees in net sales and 2006 was the first year the Medicare Part D program was in effect. The majority of 2008 and 2007 premium income was from previous enrollees.

We believe that the Medicare Part D program is an excellent addition to our health product offerings because of our experience with the senior-age market and with Medicare Supplements, the government assurances with regard to the risk-sharing agreements for participating insurers, the incremental income added to our health insurance margins, and the renewal of the business every year. Due to our experience with service to the senior-age market and the use of our existing Direct Response marketing system, entry to this business required little new investment. However, we do not expect growth in the Part D product in the near future, as most Medicare beneficiaries enrolled in a plan in 2006. Additionally, as with any government-sponsored program, the possibility of regulatory changes could change the outlook for this market.

The following tables present underwriting margin data for health insurance for each of the last three years.

HEALTH INSURANCE

Summary of Results

(Dollar amounts in thousands)

	2008
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium**	$951,304	100%	$175,633	100%	$1,126,937	100%

Policy obligations	621,227	65	138,239	79	759,466	67
Required interest on reserves	(32,029)	(3)	-0-	-0-	(32,029)	(3)

Net policy obligations	589,198	62	138,239	79	727,437	64

Commissions and premium taxes	61,996	7	11,252	6	73,248	7
Amortization of acquisition costs	127,160	13	4,381	3	131,541	12

Total expense	778,354	82	153,872	88	932,226	83

Insurance underwriting income before other income and administrative expenses	$172,950	18%	$21,761	12%	$194,711	17%

	2007
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium**	$1,029,539	100%	$214,589	100%	$1,244,128	100%

Policy obligations**	671,158	65	171,274	80	842,432	68
Required interest on reserves	(28,065)	(3)	-0-	-0-	(28,065)	(3)

Net policy obligations	643,093	62	171,274	80	814,367	65

Commissions and premium taxes	70,362	7	13,891	7	84,253	7
Amortization of acquisition costs	131,998	13	5,256	2	137,254	11

Total expense	845,453	82	190,421	89	1,035,874	83

Insurance underwriting income before other income and administrative expenses	$184,086	18%	$24,168	11%	$208,254	17%

	2006
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium	$1,025,150	100%	$212,382	100%	$1,237,532	100%

Policy obligations	670,560	65	163,457	77	834,017	67
Required interest on reserves	(24,662)	(2)	-0-	-0-	(24,662)	(2)

Net policy obligations	645,898	63	163,457	77	809,355	65

Commissions and premium taxes	71,040	7	16,990	8	88,030	7
Amortization of acquisition costs	127,081	12	6,372	3	133,453	11

Total expense	844,019	82	186,819	88	1,030,838	83

Insurance underwriting income before other income and administrative expenses	$181,131	18%	$25,563	12%	$206,694	17%

*	Health other than Medicare Part D.
**	Total Medicare Part D premium and health premium exclude $7.3 million in 2007 of risk-sharing premium paid to the CMS consistent with the Medicare Part D contract. In 2008, $122 thousand of risk-sharing premium was received. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.

Torchmark’s health insurance underwriting margin before other income and administrative expense declined 7% in 2008 to $195 million, but has improved as a percentage of premium in each of the periods presented. Health margin rose 1% to $208 million in 2007. These increases were primarily the result of the reduced loss ratios in the previously-mentioned closed block of cancer business at Liberty and improvements in American Income’s loss ratios in each successive year. Liberty’s health margins increased $2 million or 5% in 2008 and $6 million or 20% in 2007. As a percentage of premium, Liberty’s health margin was 26% in 2008, compared with 24% in 2007 and 20% in 2006. American Income’s margins rose $2 million in both 2008 and 2007. They were 37% of premium in 2008 and 36% of 2007 premium.

Annuities.    Fixed annuity products are sold on a limited basis by our subsidiaries. Variable annuities were sold prior to 2008 but new sales were discontinued during the year. Annuities represented less than 1% of Torchmark’s 2008 premium revenue. We do not emphasize this segment, and annuities continue to diminish in relation to our other operations.

Annuity Deposit Balances

(Dollar amounts in thousands)

	At December 31,
	2008	2007	2006
Fixed	$954,047	$834,146	$771,789
Variable*	625,119	1,208,577	1,308,477

	$1,579,166	$2,042,723	$2,080,266

* Balances in separate accounts

Declines in equity markets during 2008 have had a significant effect on the variable policyholder account balance, as they have resulted in declines in value in the underlying investments and increased policyholder withdrawals. The decline in the size of the annuity account balance has had a negative impact on annuity underwriting income. An analysis of underwriting income is as follows.

ANNUITIES

Summary of Results

(Dollar amounts in thousands)

	At December 31,
	2008	2007	2006
Policy charges	$14,393	$20,470	$22,914

Policy obligations	39,407	28,049	23,743
Required interest on reserves	(37,052)	(31,666)	(28,318)

Net policy obligations*	2,355	(3,617)	(4,575)

Commissions and premium taxes	141	119	88
Amortization of acquisition costs	18,320	14,631	15,486

Total expense	20,816	11,133	10,999

Insurance underwriting margin before other income and administrative expense	$(6,423)	$9,337	$11,915

Underwriting income attributable to:
Fixed Annuities	$1,448	$1,547	$1,746
Variable Annuities	(7,871)	7,790	10,169

Insurance underwriting margin before other income and administrative expense	$(6,423)	$9,337	$11,915

*	A significant portion of fixed annuity profitability is derived from the spread of investment income exceeding contractual interest requirements. This spread sometimes results in negative net policy obligations.

Annuities generate earnings from periodic policy fees and charges to the account balances, reduced by net policy obligations and acquisition costs. Policy charges and underwriting margins have declined in each of the periods presented, primarily due to the declines in our variable annuity business. Because policy charge revenues for variable annuities are based on the size of the policyholder’s account value, policy charges have declined each period as declining equity markets, voluntary terminations, and lower sales have resulted in decreases in the variable account balance, especially in 2008. In addition to the revenue declines, underwriting income for the variable product has been negatively affected by two other factors. First, we have guaranteed minimum death benefits to variable policyholders providing that a certain minimum death benefit will be payable to them regardless of the policyholders’ account value upon death. For this reason, we provide a reserve for this benefit for which the cost increases as the policyholder’s account value declines. This reserve is subject to the periodic review of underlying assumptions and a revision or “unlocking” when experience so indicates. In 2008, the additional charge to policy obligation expense from unlocking was $6.1 million, compared with reduced expense of $1.4 million in 2007 and $1.1 million in 2006. The other factor is that the deferred acquisition cost asset with regard to variable annuities is also subject to the unlocking of assumptions. Because of the variable account balance decline, future revenues and profits on variable business would also be expected to decline. This unlocking of assumptions resulted in a net charge of $7.5 million in 2008, compared with charges of $2.3 million in 2007 and $.9 million in 2006. Without these unlocking adjustments, variable underwriting income would have been $5.7 million in 2008 (42% of revenue), compared with $8.7 million (45% of revenue) in 2007 and $9.9 million (46% of revenue) in 2006. The unamortized deferred acquisition cost balance was $42 million at December 31, 2008 compared with $53 million at year end 2007. If equity markets do not stabilize, we could see higher amortization of acquisition costs in the future. The variable annuity business is our only business where margins are significantly impacted by changes in equity markets.

While the fixed annuity account balance has increased each year over the prior year, policy charges have remained steady and underwriting income has declined slightly each year. The stability in fixed annuity policy charges has resulted as the charges consist of surrender charges and are not based on account size. These charges have remained somewhat level in recent periods. A significant portion of fixed annuity profitability is derived from the spread of investment income exceeding contractual interest requirements, which can result in negative net policy obligations. However, this investment income spread has declined in each year, resulting in the decline in underwriting income.

Administrative expenses.    Operating expenses are included in the Other and Corporate Segments and are classified into two categories: insurance administrative expenses and expenses of the parent company. The following table is an analysis of operating expenses for the three years ended December 31, 2008.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	2008		2007		2006
	Amount	% of Prem.	Amount	% of Prem.	Amount	% of Prem.
Insurance administrative expenses:
Salaries	$69,134	2.5%	$66,799	2.4%	$66,031	2.4%
Other employee costs	31,510	1.2	28,709	1.0	31,300	1.1
Other administrative expense	47,835	1.7	44,260	1.6	45,951	1.7
Legal expense	8,773	0.3	11,513	0.4	6,634	0.2
Medicare Part D direct administrative expense	2,031	0.1	3,271	0.1	5,415	0.2

Total insurance administrative expenses	159,283	5.8%	154,552	5.5%	155,331	5.6%

Parent company expense	10,455		9,815		7,862
Stock compensation expense	10,823		8,106		6,575
Expenses related to settlement of prior period litigation	2,522		933		-0-
Loss on writedown of Company-occupied property	2,129		-0-		-0-

Total operating expenses, per Consolidated Statements of Operations	$185,212		$173,406		$169,768

Insurance administrative expenses:
Increase (decrease) over prior year	3.1%		(.5)%		5.2%

Total operating expenses:
Increase (decrease) over prior year	6.8%		2.1%		(1.8)%

Insurance administrative expenses rose 3% in 2008, after a slight decline in 2007. As a percentage of premium, they rose to 5.8% in 2008, after having decreased from 5.6% in 2006 to 5.5% in 2007. The 2008 increase was primarily a result of higher salary expenses, pension costs, and other costs such as postage and property taxes. The 2008 increases were partially offset by lower legal expenses and Medicare Part D administrative expense. One factor in the higher 2007 legal expense was the affirmation of an earlier jury verdict in insurance claim litigation in the amount of $1.9 million. Medicare Part D administrative expenses were lower in both 2008 and 2007 than in 2006 because open enrollment remained in effect in 2006 until May 15, causing us to incur additional administrative expenses in that year. Open enrollments for the 2007 and 2008 plan years were closed on December 31 of the respective prior year. Salaries, particularly in 2007, were favorably impacted by the previously-mentioned changes to Liberty National’s agent compensation system. While these changes resulted in reductions in agent salaries and related employee costs of approximately $2.8 million in 2007 compared with 2006, new initiatives have resulted in an increase in these costs in 2008 of approximately $1.6 million over 2007. Management believes that these salary reductions could be replaced by higher deferred acquisition costs going forward, however, as the compensation system changes emphasize a commission-based agent compensation system rather than salaries. Commissions on new product sales are deferred and amortized over the premium-paying life of the business. Management believes that pension cost will increase approximately $8 million in 2009, as a result of the impact that declining financial markets have had on pension funding.

Parent company expense rose $640 thousand or 7% in 2008 and $2.0 million or 25% in 2007. Included in 2008 and 2007 expenses were charges in the amount of $2.9 million in 2008 and $1.6 million in 2007 for expenses incurred related to potential acquisition bids that were not successful.

As mentioned in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements, we settled litigation in prior periods relating to issues occurring many years ago, but incurred $2.5 million in legal costs in 2008 and $933 thousand in 2007. As previously noted, we do not consider the costs of settling litigation applicable to prior periods to be related to current insurance operations. Stock compensation expense rose in 2008 because 2008 was the first year after adoption of the accounting rule requiring the expensing of stock options where we had three years of annual employee grants being expensed (2005, 2006 and 2008). The 2004 employee grant was fully vested in 2005 (before adoption) and there was no grant in 2007. New restricted stock grants in each of the three years 2006 through 2008, which generally vest over five years, have also contributed to the increases in 2008 and 2007 stock compensation expense. Management believes that it is highly unlikely that stock compensation expense will increase materially in 2009 or over the near term. As stated in Note 13—Business Segments in the Notes to Consolidated Financial Statements, management views stock compensation expense as a corporate expense, and therefore treats it as a Parent Company expense. As described in Note 3—Investments under the caption Other-than-temporary impairments, we wrote down certain Company-occupied real estate because it met our criteria as described in that note for other-than-temporary impairment. As a result, we incurred a pretax charge of $2.1 million which is included in Operating expenses in the 2008 Consolidated Statement of Operations.

Investments.    We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note 13—Business Segments in the Notes to the Consolidated Financial Statements. It is defined as net investment income less both the interest credited to net policy liabilities and the interest cost associated with capital funding or “financing costs.” We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $4.0 billion of cash flow to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

Excess Investment Income.    The following table summarizes Torchmark’s investment income and excess investment income.

Analysis of Excess Investment Income

(Dollar amounts in thousands except for per share data)

	2008	2007	2006
Net investment income	$671,495	$648,826	$628,746
Reclassification of interest amount due to deconsolidation*	(264)	(264)	(454)

Adjusted investment income (per segment analysis)	671,231	648,562	628,292
Interest credited to net insurance policy liabilities:
Interest on reserves	(480,297)	(447,755)	(417,293)
Interest on deferred acquisition costs	200,172	190,255	179,955

Net required	(280,125)	(257,500)	(237,338)
Financing costs	(62,965)	(67,300)	(72,191)

Excess investment income	$328,141	$323,762	$318,763

Excess investment income per diluted share	$3.71	$3.38	$3.15

Mean invested assets (at amortized cost)	$10,189,576	$9,775,769	$9,324,024
Average net insurance policy liabilities	5,156,050	4,828,161	4,496,561
Average debt and preferred securities (at amortized cost)	945,508	919,936	1,005,561

*	Deconsolidation of trusts liable for Trust Preferred Securities required by accounting rule FIN46R. See Note 10—Debt in the Notes to Consolidated Financial Statements.

Excess investment income increased $4 million or 1% in 2008 over the prior year. Excess investment income increased $5 million or 2% in 2007. On a per diluted share basis, 2008 excess investment income rose 10% to $3.71. Per share excess investment income increased 7% in 2007 and 3% in 2006.

The largest component of excess investment income is net investment income, which rose 3.5% to $671 million in 2008. It increased 3.2% to $649 million in 2007 from $628 million in 2006. As presented in the following chart, the growth in net investment income in both periods was not as great as the growth in mean invested assets.

	2008	2007	2006
Growth in net investment income	3.5%	3.2%	4.2%
Growth in mean invested assets (at amortized cost)	4.2	4.8	5.8

The lower growth in income is reflective of new investments that have been made in recent years at long-term yields lower than the portfolio’s average yield, resulting from the lower rates available in financial markets in those periods. However, as noted under the caption Investment Acquisitions below, we did acquire $1.1 billion in fixed maturities in 2008 yielding 25 basis points higher than the average portfolio yield for the first time in several years. In each year 2006 through 2008, new acquisitions were made at lower yields than the yields on securities disposed of, contributing to the lower growth in income relative to the portfolio growth. Another factor limiting the growth in net investment income relative to average assets in 2007 was the purchase of $256 million of tax-exempt municipal securities. Yields available on municipal bonds are lower, but produce significant tax savings to the Company. Also contributing to the lower growth in yields in recent years were calls on fixed maturity securities in the portfolio, as the yield on the reinvestment of the proceeds was below that of the called securities. Given the sizeable annual cash flow from our operations, we expect mean invested assets to continue to grow, but if rates available for new investments do not exceed our portfolio yield, the rate of growth of investment income will lag the growth in assets. More detailed information about investment acquisitions follows under the caption Investment Acquisitions.

Excess investment income is reduced by interest credited to net insurance policy liabilities and the interest paid on corporate debt. Information about interest credited to policy liabilities is shown in the following table.

Interest Credited to Net Insurance Policy Liabilities

(Dollar amounts in millions)

	Interest Credited	Average Net Insurance Policy Liabilities	Average Crediting Rate
2008
Life and Health	$240.8	$4,363.2	5.52%
Annuity	39.3	792.8	4.96

Total	280.1	5,156.0	5.43
Increase in 2008	9%	7%
2007
Life and Health	$223.3	$4,127.8	5.41%
Annuity	34.2	700.4	4.88

Total	257.5	4,828.2	5.33
Increase in 2007	8%	7%
2006
Life and Health	$206.3	$3,857.8	5.35%
Annuity	31.0	638.8	4.85

Total	237.3	4,496.6	5.28
Increase in 2006	5%	4%

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

Reconciliation of Interest Expense to Financing Costs

(Amounts in thousands)

	2008	2007	2006
Interest expense per Consolidated Statements of Operations	$63,229	$67,564	$73,136
Reclassification of interest due to deconsolidation(1)	(264)	(264)	(454)
Benefit from interest-rate swaps(2)	-0-	-0-	(491)

Financing costs	$62,965	$67,300	$72,191

(1)	See Principles of Consolidation in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements for an explanation of deconsolidation.
(2)	Included in the Consolidated Statements of Operations as a realized investment gain under the caption “Realized investment gains (losses)”. See Derivatives in Note 1.

The table below presents the components of financing costs.

Analysis of Financing Costs

(Amounts in thousands)

	2008	2007	2006
Interest on funded debt	$53,412	$53,379	$63,585
Interest on short-term debt	9,770	14,127	9,487
Other	47	58	64
Reclassification of interest due to deconsolidation	(264)	(264)	(454)

Subtotal of interest expense	62,965	67,300	72,682
Benefit from interest-rate swaps	-0-	-0-	(491)

Financing costs	$62,965	$67,300	$72,191

Financing costs declined $4 million or 6% in 2008. They declined $5 million or 7% in 2007. The 2008 decline resulted from a decrease in short-term interest rates during 2008, as well as a 4% decline in our average commercial paper balance for the year to $229 million. The primary factor in the 2007 decrease was the refinancing in 2006 of two of our funded debt issues. Our 6¼% Senior Notes ($180 million principal amount) matured and our 7¾% Trust Preferred Securities ($150 million redemption value) were called in the fourth quarter of 2006. These repayments were essentially funded by the issuance of two new instruments in the second quarter of 2006, our 6 3/8% Senior Notes ($250 million principal amount) and our 7.1% Trust Preferred Securities ($120 million principal amount). Because the new issues were offered several months before the other securities were repaid, interest on funded debt increased $11 million. It should be noted, however, that we invested the proceeds of the new offerings and the investment income from those proceeds offset the increased financing costs, having little impact on excess investment income. Partially offsetting the decline in interest on funded debt in 2007 was an increase in interest on short-term debt. While higher short-term rates were a factor, the primary cause of the increase was a higher average balance of our commercial paper outstanding in 2007, which rose 43% to $238 million.

Prior to 2006, we entered into several interest-rate swap agreements, in which we exchanged our fixed-interest commitments for floating-rate commitments. In the low-interest environment experienced in the past several years, these swaps provided us with a considerable spread between our actual interest cost and what our fixed interest cost would have been. However, as rates began to rise in 2005 and 2006, we began to dispose of these instruments in 2005 and had disposed of all remaining swap instruments as of the second quarter of 2006. The benefit of the swaps in 2006 reduced our financing costs in that year by $491 thousand. More information concerning the debt offerings, repayments, and swaps is disclosed in Note 10—Debt in the Notes to the Consolidated Financial Statements.

Excess investment income benefits from increases in long-term rates available on new investments and decreases in short-term borrowing rates. Of these two factors, higher investment rates have the greater impact because the amount of cash that we invest is significantly greater than the amount that we borrow at short-term rates.

Investment Acquisitions.    Torchmark’s current investment policy calls for investing almost exclusively in investment-grade fixed maturities with long maturities (maturity date more than 20 years after acquisition date) that meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows are generally stable and predictable. If such longer-term securities do not meet our quality and yield objectives, new money is invested short-term, with maturities less than five years. During calendar years 2006 through 2008, Torchmark invested almost exclusively in fixed-maturity securities, primarily corporate securities. There were no below investment grade securities acquired. Investment-grade corporate securities include both bonds and trust-preferred securities (which are classified as redeemable preferred stocks) with a diversity of issuers and industry sectors.

The following table summarizes selected information for fixed-maturity purchases. The effective annual yield shown in the table is the yield calculated to the potential termination date that produces the lowest yield. This date is commonly known as the “worst call date.” For noncallable bonds, the worst call date is always the maturity date. For callable bonds, the worst call date is the call date that produces the lowest yield (or the maturity date, if the yield calculated to the maturity date is lower than the yield calculated to each call date). Two different average life calculations are shown, average life to the next call date and average life to the maturity date.

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the Year
	2008	2007	2006
Cost of acquisitions:
Investment-grade corporate securities	$1,031.2	$1,767.8	$1,179.2
Tax-exempt municipal securities	-0-	256.4	-0-
Other investment-grade securities	60.3	39.4	105.0

Total fixed-maturity acquisitions	$1,091.5	$2,063.6	$1,284.2

Effective annual yield (one year compounded*)	7.22%	6.78%	6.72%
Average life (in years, to next call)	23.1	19.6	13.8
Average life (in years to maturity)	30.9	32.6	24.0
Average rating	A	A	A
* Tax-equivalent basis, where the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

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

Prior to 2007, we generally did not invest in securities with maturity dates more than 30 years after the acquisition date. Because of the changing investment environment during 2007 and 2008, we invested some funds in fixed-maturity securities (bonds, trust preferred securities and redeemable preferred stocks) with longer scheduled maturity dates. In virtually all cases, such securities have a scheduled maturity date and are callable many years prior to the scheduled maturity date. Due primarily to this increase in these longer-term securities, the average life of funds invested during 2007 and 2008 (to both next call and maturity) is significantly higher than that of investments during 2006.

New cash flow available to us for investment has been affected by issuer calls as a result of the low-interest environment experienced during the past three years. Issuers are more likely to call bonds when rates are low because they often can refinance them at a lower cost. Calls increase funds available for investment, but they can have a negative impact on investment income if the proceeds from the calls are reinvested in bonds that have lower yields than that of the bonds that were called. Issuer calls were $238 million in 2008, $848 million in 2007, and $229 million in 2006. The 2007 level of calls was unusual, and contributed to the significant increase in funds invested in that year.

Portfolio Analysis.    Because Torchmark has recently invested almost exclusively in fixed-maturity securities, the relative percentage of our assets invested in various types of investments varies from industry norms. The following table presents a comparison of Torchmark’s components of invested assets at amortized cost as of December 31, 2008 with the latest industry data.

	Torchmark
	Amount (in millions)%		Industry %(1)
Bonds	$8,161	80	75
Preferred stock (redeemable and perpetual)(2)	1,465	14	2
Common stocks	1	-0-	3
Mortgage loans	17	-0-	11
Real estate	2	-0-	1
Policy loans	360	4	4
Other invested assets	53	1	3
Short terms	131	1	1

	$10,190	100	100

(1) Latest data available from the American Council of Life Insurance as of December 31, 2007. (2) Includes redeemable preferred of $1.45 billion or 14% and perpetual preferred of $16 million or 0%.

At December 31, 2008, approximately 94% of our investments at book value were in a diversified fixed-maturity portfolio. Policy loans, which are secured by policy cash values, made up an additional 4%. The remaining balance was comprised of other investments including equity securities, mortgage loans, and other long-term and short-term investments.

Because fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities. At December 31, 2008, fixed maturities had a fair value of $7.8 billion, compared with $9.2 billion at December 31, 2007. Net unrealized losses on fixed maturities increased from $103 million at December 31, 2007 to $1.8 billion at December 31, 2008. More than $1 billion of the increase in net unrealized loss during 2008 was attributable to securities for which there was no downgrade in the Bloomberg Composite Rating. Approximately $300 million of the increase was attributable to securities for which there was a one-step downgrade in the Bloomberg Composite Rating. More than $800 million of the increase was attributable to securities issued by banks and insurance companies. As discussed in Note 3—Investments under the caption Fair value measurements, we believe, based on what we have observed in the market, that much of the increase in unrealized losses was attributable to illiquidity in the markets. This illiquidity has contributed to a spread widening, and accordingly unrealized losses, on many securities that we expect to be fully recoverable. Torchmark has the ability and intent to hold these securities until recovery. An analysis of our fixed-maturity portfolio by component at December 31, 2008 is as follows:

Fixed Maturities by Component

At December 31, 2008

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Corporates	$7,463	$112	$(1,300)	$6,275	80%
Redeemable preferred stock	1,449	8	(444)	1,013	13
Municipals	261	1	(45)	217	3
Government-sponsored enterprises	202	1	(9)	194	3
Governments & agencies	23	2	-0-	25	-0-
Residential mortgage-backed securities	23	2	-0-	25	-0-
Commercial mortgage-backed securities	17	-0-	-0-	17	-0-
Collateralized debt obligations	131	-0-	(117)	14	-0-
Other asset-backed securities	41	-0-	(4)	37	1

Total fixed maturities	$9,610	$126	$(1,919)	$7,817	100%

* At fair value

Approximately 80% of our fixed maturity assets at December 31, 2008 were corporate bonds and 13% were redeemable preferred stocks. Less than 1% of the assets were residential and commercial mortgage-backed securities and collateralized debt obligations (CDOs). All of the mortgage-backed securities were rated AAA. The average rating of our CDOs was A-, with none rated less than BBB. Unless otherwise indicated, our security ratings are based on the Bloomberg Composite Rating, a blend of ratings of securities from four prominent rating agencies.

At the end of 2008 and 2007, the fixed-maturity portfolio had a gross unrealized gain of $126 million and $247 million, respectively. Gross unrealized losses on fixed maturities were $1.9 billion at December 31, 2008, compared with $350 million a year earlier. For further analysis of our fixed-maturity portfolio by component at December 31, 2008 and 2007, an analysis of unrealized investment losses, and a schedule of maturities, see Note 3—Investments in the Notes to Consolidated Financial Statements.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At December 31, 2008	At December 31, 2007
Average annual effective yield (1)	6.98%	6.96%
Average life, in years, to:
Next call (2)	15.2	14.0
Maturity (2)	21.6	20.7
Effective duration to:
Next call (2), (3)	6.9	7.5
Maturity (2), (3)	8.8	9.6
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

Credit Risk Sensitivity.    Credit risk is the level of certainty that a security’s issuer will maintain its ability to honor the terms of that security until maturity. Approximately 94% of our fixed-maturity holdings at book value are in corporate securities (including redeemable preferred and asset-backed securities). As we continue to invest in corporate bonds with relatively long maturities, credit risk is a concern. We mitigate this ongoing risk, in part, by acquiring investment-grade bonds and by analyzing the financial fundamentals of each prospective issuer. We continue to monitor the status of issuers on an ongoing basis. We also seek to reduce credit risk by maintaining investments in a large number of issuers over a wide range of industry sectors.

The following table presents the relative percentage of our corporate fixed maturities by industry sector at December 31, 2008.

Fixed Maturities by Sector At December 31, 2008 (Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Financial - Life/Health/PC Insurance	$1,764	$17	$(511)	$1,270	16%
Financial - Bank	1,659	7	(335)	1,331	17
Financial - Financial Guarantor	105	-0-	(53)	52	1
Financial - Mortgage Insurer	75	-0-	(44)	31	0
Financial - Insurance Broker	50	-0-	(22)	28	0
Financial - Other	278	5	(71)	212	3
Utilities	1,105	21	(81)	1,045	13
Energy	793	15	(111)	697	9
Consumer Non-cyclical	644	13	(67)	590	7
Consumer Cyclical	471	4	(121)	354	5
Communications	600	4	(108)	496	6
Basic Materials	578	13	(121)	470	6
Transportation	299	5	(24)	280	4
Other Industrials	532	16	(79)	469	6
ABS - CDO	131	-0-	(117)	14	0
MBS	40	2	-0-	42	1
Government	486	4	(54)	436	6

Total fixed maturities	$9,610	$126	$(1,919)	$7,817	100%

* At fair value

At December 31, 2008, approximately 37% of the fixed maturity assets at fair value were in the financial sector, including 16% in life and health or property casualty insurance companies and 17% in banks. Financial guarantors and mortgage insurers comprised approximately 1% of the portfolio. After financials, the next largest sector was utilities, which comprised 13% of the portfolio. The balance of the portfolio is spread among 246 issuers in a wide variety of sectors.

Gross unrealized losses were $1.9 billion. As previously noted, based upon what we have observed in the market, management believes that much of the unrealized loss at December 31, 2008 was attributable to illiquidity in the market, contributing to a spread widening, and accordingly unrealized losses, on many securities that we expect to be fully recoverable. Torchmark has the ability and intent to hold these securities until recovery. Approximately 54% of the gross unrealized losses were attributable to the financial sector, including 27% attributable to life and health or property casualty insurance companies and 17% attributable to banks. We are encouraged by the efforts of the Federal government to help banks and insurance companies to weather the current financial crisis, but the Company cannot predict at this time what impact these efforts will have on ultimate recovery.

An analysis of the fixed-maturity portfolio by the Bloomberg Composite Rating at December 31, 2008 is shown in the table below.

Fixed Maturities by Rating

At December 31, 2008

(Dollar amounts in millions)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$492	5	$483	6
AA	442	5	416	5
A	3,366	35	2,855	37
BBB+	1,486	16	1,207	16
BBB	1,958	20	1,589	20
BBB-	1,153	12	806	10

Investment grade	8,897	93	7,356	94

Below investment grade:
BB	470	5	319	4
B	131	1	81	1
Below B	112	1	61	1

Below investment grade	713	7	461	6

	$9,610	100	$7,817	100

The portfolio has a weighted average quality rating of BBB+ based on amortized cost. Approximately 93% of the portfolio at amortized cost was considered investment grade. Our investment portfolio contains no securities backed by sub-prime or Alt-A mortgages (loans for which some of the typical documentation was not provided by the borrower). We have no direct investments in residential mortgages, nor do we have any counterparty risks as we are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending. There are no off-balance sheet investments, as all investments are reported on our Consolidated Balance Sheets. At December 31, 2008, we had $14 million at fair value ($131 million book value) invested in CDOs, for which the Bloomberg Composite Rating at that date was A-. The collateral underlying these CDOs is primarily trust preferred securities issued by banks and insurance companies, but no sub-prime or Alt-A mortgages are included in the collateral.

Our current investment policy is to acquire only investment-grade obligations. Thus, any increases in below investment-grade issues are a result of ratings downgrades of existing holdings.

Subsequent Data as of February 12, 2009. The gross unrealized loss on fixed maturity assets at February 12, 2009 was $2.0 billion, an increase of $95 million or 5% since December 31, 2008. The decline in fair value of fixed maturities in the Financial - Bank sector accounted for $109 million of the increase in gross unrealized loss.

Market Risk Sensitivity.    Torchmark’s financial securities are exposed to interest rate risk, meaning the effect of changes in financial market interest rates on the current fair value of the company’s investment portfolio. Since 94% of the book value of our investments is attributable to fixed-maturity investments (and virtually all of these investments are fixed-rate investments), the portfolio is highly subject to market risk. Declines in market interest rates generally result in the fair value of the investment portfolio exceeding the book value of the portfolio and increases in interest rates cause the fair value to decline below the book value. Under normal market conditions, we do not expect to realize these unrealized gains and losses because it is generally our investment strategy to hold these investments to maturity. The long-term nature of our insurance policy liabilities and strong cash-flow operating position substantially mitigate any future need to liquidate portions of the portfolio. The increase or decrease in the fair value of insurance liabilities and debt due to increases or decreases in market interest rates largely offset the impact of rates on the investment portfolio. However, in accordance with GAAP, these liabilities are not marked to market.

The following table illustrates the market risk sensitivity of our interest-rate sensitive fixed-maturity portfolio at December 31, 2008 and 2007. This table measures the effect of a change in interest rates (as represented by the U.S. Treasury curve) on the fair value of the fixed-maturity portfolio. The data measures the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

	Market Value of Fixed-Maturity Portfolio ($ millions)
Change in Interest Rates (in basis points)	At December 31, 2008	At December 31, 2007
-200	$9,348	$11,188
-100	8,522	10,132
0	7,817	9,226
100	7,198	8,445
200	6,664	7,765

Realized Gains and Losses.    Our life and health insurance companies collect premium income from policyholders for the eventual payment of policyholder benefits, sometimes paid many years or even decades in the future. In addition to the payment of these benefits, we also incur acquisition costs, administrative expenses, and taxes as a part of insurance operations. Because benefits are expected to be paid in future periods, premium receipts in excess of current expenses are invested to provide for these obligations. For this reason, we hold a significant investment portfolio as a part of our core insurance operations. This portfolio consists primarily of high-quality fixed maturities containing an adequate yield to provide for the cost of carrying these long-term insurance product obligations. As a result, fixed maturities are generally held for long periods to support the liabilities. Expected yields on these investments are taken into account when setting insurance premium rates and product profitability expectations.

Because our investment portfolio is large and diverse, investments are occasionally sold or called, resulting in a realized gain or loss. These gains and losses occur only incidentally, usually as the result of sales because of deterioration in investment quality of issuers or calls by the issuers. Investment losses are also caused by writedowns due to impairments. We do not engage in trading investments for profit. Therefore, gains or losses which occur in protecting the portfolio or its yield, or which result from events that are beyond our control, are only secondary to our core insurance operations of providing insurance coverage to policyholders.

Realized gains and losses can be significant in relation to the earnings from core insurance operations, and as a result, can have a material positive or negative impact on net income. The significant fluctuations caused by gains and losses can cause the period-to-period trends of net income not to be indicative of historical core operating results nor predictive of the future trends of core operations. Accordingly, they have no bearing on core insurance operations or segment results as we view operations. For these reasons, and in line with industry practice, we remove the effects of realized gains and losses when evaluating overall insurance operating results.

The following table summarizes our tax-effected realized gains (losses) by component for each of the years in the three-year period ended December 31, 2008.

Analysis of Realized Gains (Losses), Net of Tax

(Dollar amounts in thousands, except for per share data)

	Year Ended December 31,
	2008		2007		2006
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Fixed maturities and equities:
Sales	$(371)	$-0-	$(3,431)	$(.04)	$(3,795)	$(.04)
Called or tendered	(865)	(.01)	11,223	.12	(708)	(.01)
Writedowns*	(68,907)	(.78)	(7,298)	(.08)	-0-	-0-
Real estate:
Sales	1,160	.01	776	.01	213	-0-
Writedowns*	(718)	(.01)	-0-	-0-	-0-	-0-
Interest-rate swaps:
Valuation	-0-	-0-	-0-	-0-	(2,956)	(.03)
Spread**	-0-	-0-	-0-	-0-	319	.01
Loss on redemption of debt	-0-	-0-	-0-	-0-	(3,830)	(.04)
Other	(177)	-0-	507	.01	3,503	.04

Total	$(69,878)	$(.79)	$1,777	$.02	$(7,254)	$(.07)

*	Written down due to other-than-temporary impairment.
**	The reduction in interest cost from swapping fixed-rate obligations to floating rate.

As described in Note 3—Investments under the caption Other-than temporary impairments in the Notes to Consolidated Financial Statements, we wrote certain securities down to fair value during 2008 as a result of other-than-temporary impairment. The impaired securities met our criteria for other-than-temporary impairment as discussed in Note 3 and in our Critical Accounting Policies in this report. The writedown resulted in a 2008 pretax charge of $106 million ($69 million after tax). Of this pre-tax amount, $94 million consisted of bonds of Lehman Brothers and Washington Mutual and perpetual preferred stock of Federal National Mortgage Association as shown in the table below.

(Dollar amounts in millions)

	Book Value Before Writedown	Fair Value	Writedown
Lehman Brothers	$82.2	$8.6	$73.7
Washington Mutual	19.0	0.4	18.6
Federal National Mortgage Association
(perpetual preferreds)	2.0	0.1	1.9

	$103.2	$9.1	$94.2

Due to the current status of these entities, we expect our future net investment income to be reduced by approximately $7 million per year. Additionally in 2008, securities of certain non-financial institutions were determined to be other-than-temporarily impaired and were written down $12 million ($8 million after tax). We also wrote down a real estate investment to fair value in 2008, resulting in a loss of $1.1 million ($718 thousand after tax).

In 2007, we wrote down certain non-financial institution holdings because of other-than-temporary impairment. The pretax charge for this impairment was $11 million ($7 million after tax). At the time of impairment, these securities were carried at a value of $48 million. Since the writedown, a portion of these securities were sold for proceeds of $19 million in 2007 and the remainder was sold in 2008 for proceeds of $15 million.

As discussed in Note 10—Debt in the Notes to Consolidated Financial Statements, we redeemed our 7¾% Trust Preferred Securities in 2006, recording a pretax loss of $5.5 million ($3.6 million after tax). Additionally in 2006, we repurchased with the intent to retire $3.3 million principal amount of our 7 7/8% Notes, recording a pretax loss of $415 thousand ($270 thousand after tax).

In years prior to 2007, we entered into interest-rate swap agreements, swapping our fixed-rate commitments on our long-term debt for floating-rate commitments. Accounting rules required us to value our interest-rate swaps at their fair value at the end of each accounting period, and we recorded changes as a component of “Realized investment gains (losses)”. During the first half of 2006, we sold all remaining swap instruments, so that no swaps were held after June, 2006. More information on our swaps, including the accounting policies, is found in Note 1—Significant Accounting Policies and in Note 10—Debt in the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

Liquidity.    Liquidity provides Torchmark with the ability to meet on demand the cash commitments required by its business operations and financial obligations. Our liquidity is derived from three sources: positive cash flow from operations, a portfolio of marketable securities, and a line of credit facility.

The operations of our insurance subsidiaries have historically generated positive cash flows in excess of our immediate needs. Sources of cash flows for the insurance subsidiaries include primarily premium and investment income. Cash outflows from operations include policy benefit payments, commissions, administrative expenses, and taxes.

Cash inflows from insurance operations significantly exceed cash outflows primarily because life insurers, such as Torchmark, expect to pay the majority of their policyholder benefits in future periods, sometimes many years later. An actuarially computed reserve is carried in the financial statements for these future benefits. Earnings are charged for the increase in this reserve each period, but there is no corresponding cash outlay. Therefore, cash provided from operations is generally expected to exceed net income. Cash flows are also generated by the maturities and scheduled repayments of the investment portfolio. Cash flows in excess of immediate requirements are invested to fund future requirements. Available cash flows are also used to repay debt, to buy back Torchmark shares, to pay shareholder dividends, and for other corporate uses. As discussed below under the caption Parent Company Liquidity, the primary source of the cash flows for these purposes is dividends paid by the insurance subsidiaries to the parent company.

Cash flows provided from operations were $731 million in 2008, $850 million in 2007, and $865 million in 2006. In addition, we received $581 million in investment maturities, repayments, and calls in 2008, adding to available cash flows. Such repayments were $1.3 billion in 2007 and $606 million in 2006.

Our cash and short-term investments were $177 million at year-end 2008 and $131 million at year-end 2007. Additionally, we have a portfolio of marketable fixed and equity securities that are available for sale in the event of an unexpected need. These securities had a fair value of $7.8 billion at December 31, 2008. However, our strong cash flows from operations, investment maturities, and credit line availability make any need to sell securities for liquidity unlikely.

Parent Company Liquidity.    An important source of cash flow to the parent company is dividends paid by the insurance subsidiaries. As allowed by insurance regulations, the insurance subsidiaries generally pay dividends to Torchmark Parent in amounts equal to their prior year earnings calculated on a statutory basis. These dividends are received in order to meet the Parent Company’s dividend payments on common and preferred stock, interest and principal repayment requirements on debt of the Parent Company, and operating expenses of the Parent. In 2008, $404 million in dividends were paid to the Parent Company, as compared with $458 million in 2007 and $428 million in 2006. After paying debt obligations, shareholder dividends, and other expenses (but before share repurchases), Torchmark Parent had excess operating cash flow in 2008 of approximately $343 million. Parent Company cash flow in excess of its operating requirements is available for other corporate purposes, such as strategic acquisitions or share repurchases. In 2009, it is expected that the Parent Company will receive $348 million in dividends from subsidiaries and that a range of $320 million to $330 million will be available as excess cash flow, assuming that our Senior Debt due in August, 2009 is refinanced. Certain restrictions exist on the payment of these dividends. For more information on the restrictions on the payment of dividends by subsidiaries, see the restrictions section of Note 11—Shareholders’ Equity in the Notes to Consolidated Financial Statements. Although these restrictions exist, dividend availability from subsidiaries historically has substantially exceeded the cash flow needs for parent company operations.

Torchmark qualifies for and is participating in the Commercial Paper Funding Facility (CPFF), a facility created by the Federal Reserve Board to purchase commercial paper from eligible issuers. Torchmark can issue $305 million under the CPFF, which was the par amount outstanding at December 31, 2008 (book value $304 million).

Capital in our insurance subsidiaries is sufficient to support current operations. As of December 31, 2008, the ratio of regulatory capital to Company Action Level required capital was 329%, in line with recent years.

An additional source of parent company liquidity is a line of credit facility with a group of lenders which allows unsecured borrowings and stand-by letters of credit up to $600 million. As of December 31, 2008, we had available $95 million on this facility. For a detailed discussion of this line of credit facility, see the Commercial Paper section of Note 10—Debt in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements.    As fully described and discussed in Note 10—Debt in the Notes to the Consolidated Financial Statements and under the subcaption Funded Debt, Torchmark had outstanding $120 million (par amount) 7.1% Trust Preferred Securities at both December 31, 2008 and 2007. The capital trust liable for these securities is the legal entity which is responsible for the securities and facilitates the payment of dividends to shareholders. The trust is an off-balance sheet arrangement which we are required to deconsolidate in accordance with GAAP rules. Deconsolidation is required because the capital trust is considered to be a variable interest entity in which we have no variable interest. Therefore Torchmark is not the primary beneficiary of the entity, even though we own all of the entity’s voting equity and have guaranteed the entity’s performance. While these liabilities are not on our Consolidated Balance Sheets, they are represented by Torchmark’s 7.1% Junior Subordinated Debentures due to the trust. These Junior Subordinated Debentures were a Torchmark liability of $124 million par and book value at both December 31, 2008 and 2007. These securities are indicated as a capital resource to us under the caption Capital Resources in this report. The 7.1% preferred dividends due to the preferred shareholders are funded by our 7.1% interest payment on our debt to the trusts. As described in Note 14—Commitments and Contingencies in the Notes to Consolidated Financial Statements, we have guaranteed the performance of the capital trust to meet its financial obligations to the Trust Preferred shareholders.

As of December 31, 2008, we had no other significant unconsolidated affiliates and no guarantees of the obligations of third-party entities other than as described above. All of our guarantees, other than the Trust Preferred guarantee, were guarantees of the performance of consolidated subsidiaries, as disclosed in Note 14—Commitments and Contingencies.

The following table presents information about future payments under our contractual obligations for the selected periods as of December 31, 2008.

(Amounts in millions)

	Actual Liability	Total Payments	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Fixed and determinable:
Funded debt—principal(1)	$722	$733	$99	$-0-	$94	$540
Funded debt—interest(2)	9	673	50	89	88	446
Capital leases	-0-	-0-	-0-	-0-	-0-	-0-
Operating leases	-0-	10	3	4	2	1
Purchase obligations	11	11	5	6	-0-	-0-
Pension obligations(3)	56	143	12	24	26	81
Uncertain tax positions(4)	8	8	4	-0-	4	-0-
Future insurance obligations(5)	9,233	41,167	1,404	2,642	2,516	34,605

Total	$10,039	$42,745	$1,577	$2,765	$2,730	$35,673

(1)	Funded debt is itemized in Note 10—Debt in the Notes to Consolidated Financial Statements.
(2)	Interest on debt is based on our fixed contractual obligations.
(3)	Pension obligations are primarily liabilities in trust funds that are calculated in accordance with the terms of the pension plans. They are offset by invested assets in the trusts, which are funded through periodic contributions by Torchmark in a manner which will provide for the settlement of the obligations as they become due. Therefore, our obligations are offset by those assets when reported on Torchmark’s Consolidated Balance Sheets. At December 31, 2008, these pension obligations were $230 million, but there were also assets of $175 million in the pension entities. The schedule of pension benefit payments covers ten years and is based on the same assumptions used to measure the pension obligations, except there is no interest assumption because the payments are undiscounted. Please refer to Note 9—Postretirement Benefits in the Notes to Consolidated Financial Statements for more information on pension obligations.
(4)	Uncertain tax positions do not include $1.2 million of accrued interest. See Note 8—Income Taxes in the Notes to Consolidated Financial Statements for more information.
(5)	Future insurance obligations consist primarily of estimated future contingent benefit payments on policies in force and separate account obligations at December 31, 2008. These estimated payments were computed using assumptions for future mortality, morbidity and persistency. The actual amount and timing of such payments may differ significantly from the estimated amounts shown. Management believes that the assets supporting the liability of $9 billion at December 31, 2008, along with future premiums and investment income, will be sufficient to fund all future insurance obligations.

Capital Resources.    Torchmark’s capital structure consists of short-term debt (the commercial paper facility described in Note 10—Debt in the Notes to Consolidated Financial Statements), long-term funded debt, Junior Subordinated Debentures supporting its Trust Preferred Securities, and shareholders’ equity. The Junior Subordinated Debentures are payable to Torchmark’s Capital Trust III which is liable for its Trust Preferred Securities. In accordance with GAAP, these instruments are included in “Due to affiliates” on the Consolidated Balance Sheets. A complete analysis and description of long-term debt issues outstanding is presented in Note 10—Debt in the Notes to Consolidated Financial Statements.

The carrying value of the funded debt was $722 million at December 31, 2008, the same as a year earlier. Our 8.25% Senior Debentures are due in August, 2009 at a redemption amount of $99.5 million plus accrued interest, and are classified as short-term debt because they are due within a year. As a result, reported long-term debt at December 31, 2008 was $499 million. If conditions in financial markets stabilize, we intend to refinance this debt with another issue. Otherwise, we intend to repay the debt with our excess cash flow.

During the second quarter of 2006, we registered and issued two new security offerings: our 7.1% Trust Preferred Securities, offered through Torchmark Capital Trust III at a redemption value of $120 million less issue expenses, and our 6 3/8% Senior Notes issued for the principal amount of $250 million less issue expenses. In the fourth quarter of 2006, we redeemed our 7 3/4% Trust Preferred Securities and we repaid our 6 1/4% Senior Notes which matured. The Trust Preferred Securities were redeemed for $150 million plus accrued dividends and our Senior Notes were repaid in the principal amount of $180 million plus accrued interest. Specific information about the new securities offered and the securities repaid in 2006, including the uses of proceeds and sources of funding, is disclosed and discussed in Note 10—Debt in the Notes to Consolidated Financial Statements.

Over the past several years, we have entered into swap agreements to exchange the fixed-rate commitments on our funded debt for floating-rate commitments. During the low interest-rate environment in recent years, these swaps were very beneficial in reducing our interest cost. However, as short-term rates rose in 2006 with no meaningful change in long-term rates, these swaps became less profitable. Because we believed that the swap settlements could have possibly become unprofitable, we disposed of our two remaining swap agreements during 2006 and held no swap agreements after June 2006. More information about our swaps is found in Note 10—Debt in the Notes to Consolidated Financial Statements under the caption Interest Rate Swaps.

We believe that the most beneficial use of our excess cash flow could be a strategic acquisition. However, an acquisition is unlikely until financial markets stabilize. Absent an acquisition, we believe that the best use of excess cash is to buy Company stock. However, we will exercise caution given current economic conditions. We will not jeopardize our liquidity or debt covenants through our share repurchase program. As previously mentioned, our Board reaffirmed its continued authorization of the stock repurchase program in October, 2008 in amounts and timing that management, in consultation with the Board, determined to be in the best interest of the Company. We have repurchased common stock every year since 1986, except for 1995, the year following the acquisition of American Income. Since the beginning of 1998, we have repurchased 60 million shares at a total cost of $2.7 billion, and have acquired no fewer than 3.4 million shares in any one year. We believe that Torchmark share purchases at favorable prices add incrementally to per share earnings and to return on equity, and are an excellent way to increase total shareholder value. As noted earlier in this report, we acquired over 7.6 million shares at a cost of $427 million in 2008 with excess cash flow. If the free cash flow used for the repurchase of our common stock had alternatively been invested in corporate bonds, an estimated $11 million of additional investment income, after tax, would have resulted and net income per diluted share would have declined 9% to $4.99. Because share purchases were made, actual net income per share was $5.11, a lesser decline of 7%. We intend to continue the repurchase of our common shares when conditions are favorable. The majority of purchased shares are retired each year.

We maintain a significant available-for-sale fixed-maturity portfolio to support our insurance policyholders’ liabilities. Accounting rule (SFAS 115) requires that we revalue our portfolio to fair market value at the end of each accounting period. The period-to-period changes in fair value, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity. Changes in the fair value of the portfolio can result from changes in interest rates and liquidity in financial markets. While SFAS 115 requires invested assets to be revalued, accounting rules do not permit interest-bearing insurance policy liabilities to be valued at fair value in a consistent manner. Due to the size of our policy liabilities in relation to our shareholders’ equity, this inconsistency in measurement usually has a material impact on the reported value of shareholders’ equity. If these liabilities were revalued in the same manner as the assets, the effect on equity would be largely offset. Fluctuations in interest rates cause undue volatility in the period-to-period presentation of our shareholders’ equity, capital structure, and financial ratios which would be essentially removed if interest-bearing liabilities were valued in the same manner as assets. For this reason, our management, credit rating agencies, lenders, many industry analysts, and certain other financial statement users prefer to remove the effect of SFAS 115 when analyzing our balance sheet, capital structure, and financial ratios.

The following tables present selected data related to our capital resources. Additionally, the tables present the effect of SFAS 115 on relevant line items, so that investors and other financial statement users may determine its impact on Torchmark’s capital structure.

Selected Financial Data

	At December 31, 2008		At December 31, 2007		At December 31, 2006
	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*
Fixed maturities (millions)	$7,817	$(1,793)	$9,226	$(103)	$9,127	$229
Deferred acquisition costs (millions)	3,395	107	3,159	8	2,956	(10)
Total assets (millions)	13,529	(1,685)	15,241	(95)	14,980	219
Short-term debt (millions)	404	-0-	202	-0-	170	-0-
Long-term debt (millions) **	623	-0-	722	-0-	721	-0-
Shareholders’ equity (millions)	2,223	(1,095)	3,325	(62)	3,459	142

Book value per diluted share	26.24	(12.93)	35.60	(.66)	34.68	1.43
Debt to capitalization ***	31.6%	8.0%	21.7%	.3%	20.5%	(.7)%

Diluted shares outstanding (thousands)	84,708		93,383		99,755
Actual shares outstanding (thousands)	84,708		92,175		98,115

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item
**	Includes Torchmark’s 7.1% Junior Subordinated Debentures in 2008, 2007, and 2006 in the amount of $124 million.
***	Torchmark’s debt covenants require that the effect of SFAS 115 be removed to determine this ratio.

Effective in 2008, the FASB issued a new Statement SFAS 159, offering an option which, if elected, would permit us to value our interest-bearing policy liabilities and debt at fair value in our Consolidated Balance Sheets. However, unlike current accounting rules which permit us to account for changes in our available-for-sale bond portfolio through other comprehensive income, the new rule requires such changes to be recorded in earnings. Because both the size and duration of the investment portfolio do not match those attributes of our policyholder liabilities and debt, the impact on earnings could be very significant and volatile, causing reported earnings not to be reflective of core results. Therefore, we do not intend to elect this option.

As discussed earlier in this report, the fixed maturity portfolio incurred $1.8 million in net unrealized investment losses in 2008 ($1.1 million after tax and adjustments of deferred acquisition costs). These unrealized losses are believed by management to have been brought on by widening credit spreads in financial markets, and were the primary factor in the decline in our shareholders’ equity in 2008. Share purchases in each of the years 2006 through 2008 were generally offset by net income, having little impact on our total shareholders’ equity in those periods. Torchmark’s ratio of earnings before interest and taxes to interest requirements (times interest earned) was 11.5 times in 2008, compared with 12.8 times in 2007 and 11.6 times in 2006. A discussion of our interest expense is included in the discussion of financing costs under the caption Investments in this report.

Credit Ratings.    The credit quality of Torchmark’s debt instruments and capital securities are rated by various rating agencies. In 2008, Standard & Poor’s affirmed all credit ratings on Torchmark and its subsidiaries. However, it revised its outlook to negative from stable for the Company. Standard & Poor’s cited our increased risk within our investment portfolio which has experienced significant unrealized losses concentrated in the financial sector. They also noted that our share repurchase program has reduced our capitalization, but that we were still well within a level adequate to support their rating. Fitch also revised its outlook to negative during 2008. During 2007, Standard & Poor’s lowered its credit rating on Torchmark’s outstanding debt from A+ to A, and lowered the rating of its preferred stock from A- to BBB+. The credit rating change was attributed to weaker agent productivity, recruiting, and retention, as well as changes in direct response strategy, all of which have contributed to lower new sales. During 2006, A.M. Best downgraded Torchmark’s funded debt one notch from a to a-, and its preferred stock from a- to bbb+. Moody’s downgraded our funded debt from A3 to Baa1, and our preferred stock from Baa1 to Baa2. Both downgrades were to reflect the “notching,” or widening of rating levels between the insurance companies and their parent company which has issued the debt. This notching is typical for these rating agencies as they rate other insurance companies. It does not reflect any change in the creditworthiness of the Company. The chart below presents Torchmark’s credit ratings as of December 31, 2008.

	Standard & Poor’s	Fitch	Moody’s	A.M. Best
Commercial Paper	A-1	F-1	P-2	AMB-1
Funded Debt	A	A	Baa1	a-
Preferred Stock	BBB+	A-	Baa2	bbb+

The financial strength of our major insurance subsidiaries are also rated by Standard & Poor’s and A.M. Best. In 2007, Standard & Poor’s lowered its financial strength rating of United Investors to A from A+ and the ratings of Liberty, Globe, United American and American Income from AA to AA-, as a result of an expected lag in new business sales in the short term. In 2006, A. M. Best lowered its financial strength rating of United Investors to A (Excellent) from A+ (Superior), as a result of Torchmark’s diminished emphasis of that subsidiary’s business. The following chart presents these ratings for our five largest insurance subsidiaries at December 31, 2008.

	Standard & Poor’s	A.M. Best
Liberty	AA-	A+ (Superior)
Globe	AA-	A+ (Superior)
United Investors	A	A (Excellent)
United American	AA-	A+ (Superior)
American Income	AA-	A+ (Superior)

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

OTHER ITEMS

Litigation.    Torchmark and its subsidiaries are subject to being named as parties to pending or threatened litigation, much of which involves punitive damage claims based upon allegations of agent misconduct at the insurance subsidiaries. Such punitive damage claims that are tried in Alabama state courts may have the potential for significant adverse results since punitive damages in Alabama are based upon the compensatory damages (including mental anguish) awarded and the discretion of the jury in awarding compensatory damages is not precisely defined. Additionally, it should be noted that our subsidiaries actively market insurance in the State of Mississippi, a jurisdiction which is nationally recognized for large punitive damage verdicts. This bespeaks caution since it is impossible to predict the likelihood or extent of punitive damages that may be awarded if liability is found in any given case. Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, contingent liabilities arising from threatened and pending litigation are not presently considered by us to be material. For more information concerning litigation, please refer to Note 14—Commitments and Contingencies in the Notes to the Consolidated Financial Statements.

NEW UNADOPTED ACCOUNTING RULES

The FASB has issued certain new standards potentially applicable to Torchmark, effective in future periods:

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

Derivatives:    Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161), was issued in March, 2008 expanding the disclosures about derivatives and hedging activities required under existing accounting guidance. SFAS 161 is effective for Torchmark as of January 1, 2009. As of December 31, 2008, Torchmark does not hold any of the derivative instruments subject to this Statement.

Financial Guarantee Insurance Contracts:    Statement No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (SFAS 163) was issued in May, 2008 to clarify accounting for such instruments. Torchmark does not offer this form of insurance and therefore this Statement will not apply to us.

Postretirement Benefit Plan Assets:    The FASB issued in December, 2008 FASB Staff Position 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132(R)-1). This document requires additional disclosures about plan assets, such as more detail information on asset categories, investment strategies, concentrations of credit risks, and valuation techniques. The valuation information is similar to the disclosures in SFAS 157 for Company investments. FSP 132(R)-1 also requires a discussion of the basis for the determination of the expected long-term-rate-of-return assumption. It is effective for annual periods for Torchmark beginning in 2009.

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

Approximately 73% of our liabilities for future policy benefits at December 31, 2008 are accounted for under the provisions of Statement of Financial Accounting Standards No. 60, Accounting and Reporting by Insurance Enterprises (SFAS 60), under which the liability is the present value of future benefits less the present value of the portion of the gross premium required to pay for such benefits. The assumptions used in estimating the future benefits for this portion of business are set at the time of contract issue. Under SFAS 60, these assumptions are “locked in” and are not revised for the lifetime of the contracts, except where there is a premium deficiency, as defined in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements under the caption Future Policy Benefits. Otherwise, variability in the accrual of policy reserve liabilities after policy issuance is caused only by variability of the inventory of in force policies. A premium deficiency event for Torchmark’s SFAS 60 business is very rare, and did not occur during the three years ended December 31, 2008.

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

Approximately 95% of our recorded amounts for deferred acquisition costs at December 31, 2008 are accounted for under the provisions of SFAS 60 for which deferred acquisition costs are amortized over the premium-paying period in proportion to the present value of actual historic and estimated future gross premiums. The projection assumptions for SFAS 60 business are set at the time of contract issue. Under SFAS 60, these assumptions are “locked-in” at that time and, except where there is a loss recognition issue, are not revised for the lifetime of the contracts. Absent a premium deficiency, variability in amortization after policy issuance is caused only by variability in premium volume. We have not recorded a deferred acquisition cost loss recognition event for our SFAS 60 assets for any period in the three years ended December 31, 2008.

The remaining portion of deferred acquisition costs pertain to business reported under SFAS 97 for which deferred acquisition costs are amortized over the estimated lives of the contracts in proportion to actual and estimated future gross profits. These contracts are not subject to lock-in. Under SFAS 97, the assumptions must be updated when actual experience or other evidence suggests that earlier estimates should be revised. With the exception of variable annuities, as discussed earlier in this report, revisions related to our SFAS 97 assets have not had a material impact on the amortization of deferred acquisition costs during the three years ended December 31, 2008. The variable annuity block could sustain further increases in the level of amortization if equity markets do not stabilize. Amortization for SFAS 97 blocks other than variable annuities is not expected to have a material impact on operations for the foreseeable future.

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

Revenue Recognition.    Premium income from our subsidiaries’ insurance contracts is generally recognized as the premium is collected. However, in accordance with GAAP, revenues on limited-payment contracts and universal life-type contracts (deposit balance products) are recognized differently. Revenues on limited-payment contracts are recognized over the contract period. Premium for deposit balance products, such as our annuity and interest-sensitive life policies, is added to the policy account value. The policy account value (or deposit balance) is a Torchmark liability. This deposit balance is then charged a fee for the cost of insurance, administration, surrender, and certain other charges which are recognized as revenue in the period the fees are charged to the policyholder. In each case, benefits and expenses are matched with revenues in a manner by which they are incurred as the revenues are earned.

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

During 2008, the values of our fixed maturities have also been affected by illiquidity in the financial markets, which has contributed to a spread widening, and accordingly unrealized losses, on many securities that we expect to be fully recoverable. Even though our fixed maturity portfolio is available for sale, we have the ability and intent to hold the securities until maturity as a result of our strong and stable cash flows generated from our insurance products. Considerable information concerning the policies, procedures, classification levels, and other relevant data concerning the valuation of our fixed-maturity investments are presented in Note 3—Investments under the caption Fair Value Measurements.

Impairment of Investments.    We continually monitor our investment portfolio for investments that have become impaired in value, where fair value has declined below carrying value. While the values of the investments in our portfolio constantly fluctuate due to market conditions, an other than temporary impairment charge is recorded only when a security has experienced a decline in fair market value which is deemed other than temporary. The policies and procedures that we use to evaluate and account for impairments of investments are disclosed in Note 1—Significant Accounting Policies and Note 3—Investments in the Notes to Consolidated Financial Statements and the discussions under the captions Investments and Realized Gains and Losses in this report. While every effort is made to make the best estimate of status and value with the information available regarding an other-than-temporary impairment, it is difficult to predict the future prospects of a distressed or impaired security.

Defined benefit pension plans.    We maintain funded defined benefit plans covering most full-time employees. We also have unfunded nonqualified defined benefit plans covering certain key and other employees. Our obligations under these plans are determined actuarially based on specified actuarial assumptions. In accordance with GAAP, an expense is recorded each year as these pension obligations grow due to the increase in the service period of employees and the interest cost associated with the passage of time. These obligations are offset, at least in part, by the growth in value of the assets in the funded plans. At December 31, 2008, our net liability under these plans was $56 million.

The actuarial assumptions used in determining our obligations for pensions include employee mortality and turnover, retirement age, the expected return on plan assets, projected salary increases, and the discount rate at which future obligations could be settled. These assumptions have an important effect on the pension obligation. A decrease in the discount rate or rate of return on plan assets will cause an increase in the pension obligation. A decrease in projected salary increases will cause a decrease in this obligation. Small changes in assumptions may cause material differences in reported results for these plans. While we have used our best efforts to determine the most reliable assumptions, given the information available from company experience, economic data, independent consultants and other sources, we cannot be certain that actual results will be the same as expected. Our discount rate, rate of return on assets, and projected salary increase assumptions are disclosed and the criteria used to determine those assumptions are discussed in Note 9—Postretirement Benefits in the Notes to Consolidated Financial Statements. The assumptions are reviewed annually and revised, if necessary, based on more current information available to us. Note 9 also contains information about pension plan assets, investment policies, and other related data.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is found under the heading Market Risk Sensitivity in Item 7 beginning on page 42 of this report.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Torchmark Corporation

McKinney, Texas

We have audited the accompanying consolidated balance sheets of Torchmark Corporation and subsidiaries (“Torchmark”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of Torchmark’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Torchmark Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Torchmark’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion on Torchmark’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Dallas, Texas

February 26, 2009

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	December 31,
	2008	2007
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2008—$9,609,856; 2007—$9,329,149)	$7,817,186	$9,226,045
Equity securities, at fair value (cost: 2008—$16,876; 2007—$18,776)	16,346	21,295
Policy loans	360,431	344,349
Other long-term investments	72,284	69,290
Short-term investments	130,954	111,220

Total investments	8,397,201	9,772,199

Cash	46,400	20,098
Accrued investment income	176,068	172,783
Other receivables	151,684	96,750
Deferred acquisition costs and value of insurance purchased	3,395,211	3,159,051
Goodwill	423,519	423,519
Other assets	180,944	173,833
Separate account assets	758,023	1,423,195

Total assets	$13,529,050	$15,241,428

Liabilities:
Future policy benefits	$8,475,020	$7,958,983
Unearned and advance premiums	85,190	86,714
Policy claims and other benefits payable	236,313	256,462
Other policyholders’ funds	89,709	89,958

Total policy liabilities	8,886,232	8,392,117

Current and deferred income taxes payable	419,203	966,008
Other liabilities	215,508	210,990
Short-term debt	403,707	202,058
Long-term debt (estimated fair value: 2008—$515,249; 2007—$655,543)	499,049	598,012
Due to affiliates	124,421	124,421
Separate account liabilities	758,023	1,423,195

Total liabilities	11,306,143	11,916,801

Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: -0- in 2008 and in 2007	-0-	-0-
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2008—85,874,748 issued, less 1,167,101 held in treasury and 2007—94,874,748 issued, less 2,699,333 held in treasury)	85,875	94,875
Additional paid-in capital	446,065	481,228
Accumulated other comprehensive income (loss)	(1,170,417)	(80,938)
Retained earnings	2,928,950	3,003,152
Treasury stock	(67,566)	(173,690)

Total shareholders’ equity	2,222,907	3,324,627

Total liabilities and shareholders’ equity	$13,529,050	$15,241,428

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenue:
Life premium	$1,616,804	$1,569,964	$1,524,267
Health premium	1,127,059	1,236,797	1,237,532
Other premium	14,393	20,470	22,914

Total premium	2,758,256	2,827,231	2,784,713

Net investment income	671,495	648,826	628,746
Realized investment gains (losses)	(107,504)	2,734	(10,767)
Other income	4,671	7,906	18,486

Total revenue	3,326,918	3,486,697	3,421,178

Benefits and expenses:
Life policyholder benefits	1,073,920	1,039,278	1,005,771
Health policyholder benefits	759,588	835,101	834,017
Other policyholder benefits	39,407	28,049	23,743

Total policyholder benefits	1,872,915	1,902,428	1,863,531

Amortization of deferred acquisition costs	398,324	391,011	377,490
Commissions and premium taxes	145,981	155,483	163,683
Other operating expense	185,212	173,406	169,768
Interest expense	63,229	67,564	73,136

Total benefits and expenses	2,665,661	2,689,892	2,647,608

Income before income taxes	661,257	796,805	773,570

Income taxes	(208,998)	(269,270)	(254,939)

Net income	$452,259	$527,535	$518,631

Basic net income per share	$5.14	$5.59	$5.20

Diluted net income per share	$5.11	$5.50	$5.13

Dividends declared per common share	$.56	$.52	$.50

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2008	2007	2006
Net income	$452,259	$527,535	$518,631

Other comprehensive income (loss):
Unrealized investment gains (losses):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(1,808,802)	(305,635)	(208,344)
Reclassification adjustment for (gains) losses on securities included in net income	107,912	(760)	6,927
Reclassification adjustment for amortization of (discount) premium	(12,410)	(7,572)	4,615
Foreign exchange adjustment on securities marked to market	20,685	(17,141)	68

Unrealized gains (losses) on securities	(1,692,615)	(331,108)	(196,734)

Unrealized gains (losses), adjustment to deferred acquisition costs	98,893	19,148	12,374

Total unrealized investment gains (losses)	(1,593,722)	(311,960)	(184,360)

Less applicable taxes	557,803	109,186	64,525

Unrealized gains (losses), net of tax	(1,035,919)	(202,774)	(119,835)

Foreign exchange translation adjustments, other than securities, net of tax of $13,735, $(3,244), and $125 during 2008, 2007, and 2006, respectively	(17,712)	16,083	(237)

Pension adjustments:
Adoption of Supplemental Executive Retirement Plan	-0-	(15,419)	-0-
Amortization of pension costs	3,047	2,692	-0-
Experience gain (loss)	(58,200)	(40,109)	-0-

Pension adjustments	(55,153)	(52,836)	-0-

Less applicable taxes	19,305	18,492	-0-

Pension adjustments, net of tax	(35,848)	(34,344)	-0-

Other comprehensive income (loss)	(1,089,479)	(221,035)	(120,072)

Comprehensive income (loss)	$(637,220)	$306,500	$398,559

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Year Ended December 31, 2006
Balance at January 1, 2006	$-0-	$104,875	$508,713	$269,084	$2,621,552	$(71,456)	$3,432,768
Comprehensive income (loss)				(120,072)	518,631		398,559
Adjustment to Accumulated other comprehensive income due to adoption of SFAS 158				(8,915)			(8,915)
Common dividends declared ($0.50 a share)					(49,457)		(49,457)
Acquisition of treasury stock						(344,861)	(344,861)
Stock-based compensation			4,981			1,594	6,575
Exercise of stock options			3,072		(6,718)	28,170	24,524
Retirement of treasury stock		(5,000)	(24,433)		(256,721)	286,154	-0-

Balance at December 31, 2006	-0-	99,875	492,333	140,097	2,827,287	(100,399)	3,459,193

Year Ended December 31, 2007
Comprehensive income (loss)				(221,035)	527,535		306,500
Common dividends declared ($0.52 a share)					(48,810)		(48,810)
Acquisition of treasury stock						(451,791)	(451,791)
Stock-based compensation			7,479			627	8,106
Exercise of stock options			6,460		(13,385)	56,021	49,096
Retirement of treasury stock		(5,000)	(25,044)		(291,808)	321,852	-0-
Adoption of FIN 48 (Notes 1,8)					2,333		2,333

Balance at December 31, 2007	-0-	94,875	481,228	(80,938)	3,003,152	(173,690)	3,324,627

Year Ended December 31, 2008
Comprehensive income (loss)				(1,089,479)	452,259		(637,220)
Common dividends declared ($0.56 a share)					(48,678)		(48,678)
Acquisition of treasury stock						(455,736)	(455,736)
Stock-based compensation			7,324			3,499	10,823
Exercise of stock options			3,618		(11,856)	37,329	29,091
Retirement of treasury stock		(9,000)	(46,105)		(465,927)	521,032	-0-

Balance at December 31, 2008	$-0-	$85,875	$446,065	$(1,170,417)	$2,928,950	$(67,566)	$2,222,907

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2008	2007	2006
Net income	$452,259	$527,535	$518,631
Adjustments to reconcile net income to cash provided from operations:
Increase in future policy benefits	429,256	412,751	430,087
Increase (decrease) in other policy benefits	(21,922)	11,078	(16,702)
Deferral of policy acquisition costs	(549,004)	(566,396)	(552,536)
Amortization of deferred policy acquisition costs	398,324	391,011	377,490
Change in deferred and accrued income taxes	57,316	94,009	76,502
Realized (gains) losses on sale of investments and properties	107,504	(2,734)	11,258
Change in other receivables	(60,205)	(13,515)	(12,414)
Pension contributions	(52,238)	(12,000)	(12,000)
Other, net	(30,679)	8,258	44,985

Cash provided from operations	730,611	849,997	865,301

Cash used for investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	123,659	313,576	183,176
Fixed maturities available for sale—matured, called, and repaid	580,580	1,345,794	605,824
Equity securities	-0-	19,332	3,499
Other long-term investments	16,933	7,425	25,058

Total investments sold or matured	721,172	1,686,127	817,557
Acquisition of investments:
Fixed maturities—available for sale	(1,091,462)	(2,063,648)	(1,284,181)
Net increase in policy loans	(16,082)	(15,458)	(12,062)
Other long-term investments	(10,284)	(4,694)	(1,737)

Total investments acquired	(1,117,828)	(2,083,800)	(1,297,980)
Net (increase) decrease in short-term investments	(19,734)	45,451	(38,361)
Net change in payable or receivable for securities	17,935	(57,810)	54,491
Additions to properties	(9,800)	(24,162)	(7,665)
Sales of properties	786	6,089	6,311
Investments in low-income housing interests	(24,779)	(27,369)	(54,954)
Acquisition of DMAD (Note 1)	-0-	(47,122)	-0-

Cash used for investment activities	(432,248)	(502,596)	(520,601)

Cash provided from (used for) financing activities:
Issuance of common stock	25,473	42,636	21,451
Cash dividends paid to shareholders	(48,802)	(49,581)	(48,095)
Issuance of 7.1% Junior Subordinated Debentures (net of $4.3 million issue expenses)	-0-	-0-	119,458
Issuance of 6 3/8% Senior Notes	-0-	-0-	245,961
Repayment of 6 1/4% Senior Notes	-0-	-0-	(180,000)
Repayment of 7 3/4% Junior Subordinated Debentures	-0-	-0-	(154,639)
Acquisition of 7 7/8% Notes	-0-	-0-	(3,659)
Net borrowing (repayment) of commercial paper	102,178	32,322	(31,917)
Excess tax benefit from stock option exercises	3,618	6,460	3,072
Acquisition of treasury stock	(455,736)	(451,791)	(344,861)
Net receipts (payments) from deposit product operations	112,011	73,200	25,662

Cash provided from (used for) financing activities	(261,258)	(346,754)	(347,567)

Effect of foreign exchange rate changes on cash	(10,803)	2,735	286

Increase (decrease) in cash	26,302	3,382	(2,581)
Cash at beginning of year	20,098	16,716	19,297

Cash at end of year	$46,400	$20,098	$16,716

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions except per share data)

Note 1—Significant Accounting Policies

Business:    Torchmark Corporation (Torchmark or alternatively, the Company) through its subsidiaries provides a variety of life and health insurance products and annuities to a broad base of customers.

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

Torchmark accounts for its variable interest entities under Financial Accounting Standards Board (FASB) Interpretation 46(R), Consolidation of Variable-Interest Entities, an interpretation of ARB No. 51 (FIN46R). This Standard clarifies the definition of a variable interest and the instructions for consolidating variable interest entities (VIE’s). Primary beneficiaries only are required to consolidate VIE’s. Therefore, a company may have voting control of a VIE, but if it is not the primary beneficiary of the VIE in accordance with FIN46R, it is not permitted to consolidate the VIE. The trust that is liable for Torchmark’s Trust Preferred Securities meets the definition of a VIE. However, Torchmark is not the primary beneficiary of this entity because its interest is not variable. Therefore, Torchmark is not permitted to consolidate its interest, even though it owns 100% of the voting equity of the trust and guarantees its performance. For this reason, Torchmark reports its 7.1% Junior Subordinated Debentures due to the trust as “Due to Affiliates” each period at its carrying value. However, Torchmark views the Trust Preferred Securities as it does any other debt offering and consolidates the trust in its segment analysis because GAAP requires that the segment analysis be reported as management views its operations and financial condition.

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

Gains and losses realized on the disposition of investments are determined on a specific identification basis. Realized investment gains and losses and investment income attributable to separate accounts are credited to the separate accounts and have no effect on Torchmark’s net income. Investment income attributable to all other insurance policies and products is included in Torchmark’s net investment income. Net investment income for the years ended December 31, 2008, 2007, and 2006 included $480 million, $448 million, and $417 million, respectively, which was allocable to policyholder reserves or accounts. Realized investment gains and losses are not allocated to insurance policyholders’ liabilities.

Fair Value Measurements:    Effective January 1, 2008, Torchmark adopted Financial Accounting Standards Board Statement No. 157, Fair Value Measurements (SFAS 157). This Statement clarifies the definition of fair value, establishes a hierarchy for measuring fair value, and expands disclosures about measurement methodology and its effects on fair value. It does not change which assets or liabilities are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

measured at fair value. The provisions of SFAS 157 are to be applied prospectively. The adoption of SFAS 157 had no material impact on Torchmark’s financial position or results of operations, as Torchmark’s assets and liabilities have historically been measured substantially in accordance with its provisions. For more information regarding Torchmark’s measurements and procedures, please see Note 3—Investments under the caption Fair Value Measurements.

Impairment of Investments:    Torchmark evaluates securities for other-than-temporary impairment as described in Note 3—Investments under the caption Other-than-temporary-impairments. If a security is determined to be other-than-temporarily impaired, the cost basis of the security is written down to fair value and is treated as a realized loss. The written-down security will be amortized and revenue recognized in accordance with estimated future cash flows.

As of the fourth quarter of 2008, Torchmark adopted FASB Staff Position EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. The objective of this Statement was to make the impairment model for various asset-backed securities more consistent with other accounting guidance concerning other-than-temporary impairments of investment securities. It was adopted prospectively for interim and annual periods ending after December 15, 2008. The adoption of this Statement had no impact on Torchmark’s results or financial condition.

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

Determination of Fair Values of Financial Instruments:    Fair values for cash, short-term investments, short-term debt, receivables and payables approximate carrying value. Fair values for long-term debt and equity securities are determined in accordance with SFAS 157. Fair values are based on quoted market prices, where available. Otherwise, fair values are based on quoted market prices of comparable instruments in active markets, quotes in inactive markets, or other observable criteria. Additional

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

information concerning the fair value of securities is found in Note 3—Investments under the caption Fair value measurements. The fair values of Torchmark’s long-term debt issues, along with the trust preferred securities, are based on quoted market prices. Interest-rate swaps are valued using discounted anticipated cash flows.

Cash:    Cash consists of balances on hand and on deposit in banks and financial institutions. Overdrafts arising from the overnight investment of funds offset cash balances on hand and on deposit.

Recognition of Premium Revenue and Related Expenses:    Premium income for traditional long-duration life and health insurance products is recognized when due from the policyholder. Premiums for short-duration health contracts are recognized as revenue over the contract period in proportion to the insurance protection provided. Profits for limited-payment life insurance contracts as defined by Statement of Financial Accounting Standards No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (SFAS 97) are recognized over the contract period. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Variable life and annuity products are also assessed an investment management fee and a sales charge. Life premium includes policy charges of $51 million, $52 million, and $54 million for the years ended December 31, 2008, 2007, and 2006, respectively. Other premium includes annuity policy charges for the years ended December 31, 2008, 2007, and 2006, of $14 million, $20 million, and $23 million, respectively. Profits are also earned to the extent that investment income exceeds policy liability interest requirements. The related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of deferred acquisition costs in a manner which recognizes profits as they are earned over the same period.

Future Policy Benefits:    The liability for future policy benefits for universal life-type products according to SFAS 97 is represented by policy account value. The liability for future policy benefits for all other life and health products, approximately 73% of total future policy benefits, is provided on the net level premium method based on estimated investment yields, mortality, morbidity, persistency and other assumptions which were considered appropriate at the time the policies were issued. Assumptions used are based on Torchmark’s previous experience with similar products. Once established, assumptions for these products are generally not changed. An additional provision is made on most products to allow for possible adverse deviation from the assumptions. These estimates are periodically reviewed and compared with actual experience. If it is determined that existing contract liabilities, together with the present value of future gross premiums, will not be sufficient to cover the present value of future benefits and to recover unamortized acquisition costs, then a premium deficiency exists. Such a deficiency would be recognized immediately by a charge to earnings and either a reduction of unamortized acquisition costs or an increase in the liability for future policy benefits. From that point forward, the liability for future policy benefits would be based on the revised assumptions.

Deferred Acquisition Costs and Value of Insurance Purchased:    The costs of acquiring new business are generally deferred and recorded as an asset. Deferred acquisition costs consist primarily of sales commissions and other underwriting costs of new insurance sales. Additionally, deferred acquisition costs include the value of insurance purchased, which are the costs of acquiring blocks of insurance from other companies or through the acquisition of other companies. Deferred acquisition costs and the value of insurance purchased are amortized in a systematic manner which matches these costs with the associated revenues. Policies other than universal life-type policies are amortized with interest over the estimated premium-paying period of the policies in a manner which charges each year’s operations in proportion to the receipt of premium income. Limited-payment contracts are amortized over the contract period. Universal life-type policies are amortized with interest in proportion to estimated gross profits. The assumptions used to amortize acquisition costs with regard to interest, mortality, morbidity, and persistency are consistent with those used to estimate the liability for future policy benefits. For interest-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

sensitive and deposit-balance type products, these assumptions are reviewed on a regular basis and are revised if actual experience differs significantly from original expectations. For all other products, amortization assumptions are generally not revised once established. Deferred acquisition costs are subject to periodic recoverability and loss recognition testing to determine if there is a premium deficiency. These tests ensure that the present value of future contract-related cash flows will support the capitalized deferred acquisition cost asset. These cash flows consist primarily of premium income, less benefits and expenses taking inflation into account. The present value of these cash flows, less the benefit reserve, is then compared with the unamortized deferred acquisition cost balance. In the event the estimated present value of net cash flows is less, the deficiency would be recognized by a charge to earnings and either a reduction of unamortized acquisition costs or an increase in the liability for future benefits, as described under the caption Future Policy Benefits.

As of January 1, 2007, Torchmark adopted Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in SFAS 97. The adoption of SOP 05-1 had no material impact on Torchmark’s financial position or results of operations.

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

Separate Accounts:    Separate accounts have been established in connection with Torchmark’s variable life and annuity businesses. The investments held for the benefit of contract holders (stated at fair value) are reported as “Separate account assets” and the corresponding deposit balance liabilities are reported as “Separate account liabilities.” The separate account investment portfolios and liabilities are segregated from Torchmark’s other assets and liabilities and these assets are invested in mutual funds of various unaffiliated mutual fund providers. Deposit collections, investment income, and realized and unrealized gains and losses on separate accounts accrue directly to the contract holders. Therefore, these items are added to the separate account balance and are not reflected in income. Fees are charged to the deposit balance for insurance risk, administration, and surrender. There is also a sales charge and an investment management fee. These fees and charges are included in premium revenues.

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

The liability for these minimum guarantees is determined each period end by estimating the expected value of death benefits in excess of the projected account balance using actuarial methods and assumptions including mortality, lapses, and interest. This excess benefit is then recognized ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used. If actual experience or other evidence suggests that earlier assumptions should be revised, Torchmark adjusts the additional liability balance with a related charge or credit to benefit expense. At December 31, 2008, this liability was $2.5 million and at December 31, 2007 was $1.1 million.

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

Torchmark adopted and implemented Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. This interpretation was issued to clarify the accounting for income taxes by providing methodology for the financial statement recognition and measurement of uncertain income tax positions taken or expected to be taken in a tax return. The impact of the adoption of FIN 48 is described in Note 8—Income Taxes.

Property and Equipment:    Property and equipment, included in “Other assets,” is reported at cost less allowances for depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from two to ten years for equipment and five to forty years for buildings and improvements. Ordinary maintenance and repairs are charged to income as incurred. Impairments, if any, are accounted for in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Original cost of property and equipment was $106 million and $131 million at December 31, 2008 and 2007, respectively. Accumulated depreciation was $55 million at year end 2008 and $82 million at the end of 2007. Depreciation expense was $5.0 million in 2008, $4.3 million in 2007, and $5.2 million in 2006. During 2008, Torchmark completed the construction of an office building adjacent to the home office building of its subsidiary United American Insurance Company (United American) in McKinney, Texas. As of December 31, 2008, the Company has spent approximately $23 million on the building and land, and approximately $3 million on equipment. Subsidiary Liberty National Life Insurance Company (Liberty) has sold the majority of its agency office buildings. In 2008, five offices were sold for proceeds of $787 thousand, recording a realized gain of $278 thousand before tax. In 2007, 21 buildings were sold for gross proceeds of $6.4 million, for a realized gain of $4.3 million. During 2006, 21 buildings were sold for gross proceeds of $6.7 million and a realized gain from the sales of $4.8 million. In 2008, Globe Life And Accident Insurance Company (Globe), a wholly-owned Torchmark subsidiary, sold two office buildings in Oklahoma City, Oklahoma for total proceeds of $7.5 million, recognizing a gain on the sale of $2.6 million.

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

Low-Income Housing Tax Credit Interests:    As of December 31, 2008, Torchmark had $138 million invested in limited partnerships that provide low-income housing tax credits and other related Federal income tax and state premium tax benefits to Torchmark. The carrying value of these entities was $129 million at December 31, 2007. Significantly all of the return on the investments has been guaranteed by unrelated third-parties and has been accounted for using the effective-yield method. The remaining investments are non-guaranteed and are accounted for using the amortized-cost method. The Federal income tax benefits accrued during the year, net of related amortization of the investment, are recorded in “Income tax expense.” The premium tax benefits, net of the related amortization, are recorded in “Net investment income.” At December 31, 2008, $106 million of the investment is included in “Other assets” with the remaining $32 million included in “Other invested assets.” At December 31, 2007, the comparable amounts were $103 million and $26 million, respectively. Any unpaid commitments to invest are recorded in “Other liabilities.”

Goodwill:    The excess cost of businesses acquired over the fair value of their net assets is reported as goodwill. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is subject to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

annual impairment testing based on the procedures outlined in the Statement. Amortization of goodwill is not permitted. Torchmark tested its goodwill annually in each of the years 2006 through 2008. The tests involve assigning the Company’s carrying value to each of the components of Torchmark’s segments, including the portion of goodwill assigned to each component. The fair value of each component is measured against that component’s corresponding carrying value. Because the fair value exceeded the carrying value, including goodwill, of each component in each period, Torchmark’s goodwill was not impaired in any of the periods.

In January, 2007, a subsidiary of Globe acquired the assets of Direct Marketing and Advertising Distributors, Inc. (DMAD) for $47 million in a cash transaction. For the preceding fifteen years, Globe was DMAD’s only insurance client. During this period of time, DMAD provided advertising and targeted marketing for the part of Globe’s direct response insurance business that is distributed through mailed coupon packets and publication inserts. The purchase added approximately $45 million of goodwill and $2 million of other assets to Torchmark as of the date of purchase. As a result of the transaction, Torchmark’s goodwill increased to $424 million.

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

The Company recorded a $10.8 million settlement benefit related to prior years during 2008 which primarily resulted from the favorable resolution of litigation concerning tax liabilities asserted by Canadian tax authorities covering several years. More information on this tax settlement is provided in Note 8—Income Taxes in the Notes to Consolidated Financial Statements. The Company also benefited from $1.1 million in U.S. Federal income tax issues settled in 2007 related to prior years.

Torchmark received an additional pre-tax litigation settlement, net of expenses, of $1.3 million in 2008 ($.9 million after tax) and $515 thousand in 2007 ($335 thousand after tax) from the WorldCom litigation noted above. Legal settlement costs in the amount of $2.5 million in 2008 ($1.6 million after tax) and $933 thousand in 2007 ($607 after tax) were expensed in those years relating to litigation issues arising in prior periods and concerning events occurring many years ago.

The litigation receipt related to the disposed subsidiary in 2006 and the WorldCom receipts were included in “Other income” on the Consolidated Statements of Operations. The legal settlement costs in 2008 and 2007 were included in “Other operating expense.” The state and Federal income tax settlements were included as reductions to “Income taxes.”

Postretirement Benefits:    Torchmark adopted FASB Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective as of December 31, 2006. This Statement requires Torchmark to recognize the funded status of its postretirement benefit plans on its Consolidated Balance Sheets. Periodic gains and losses attributable to changes in plan assets and liabilities that are not recognized as components of net periodic benefit costs are to be recognized as components of other comprehensive income, net of tax. This Statement does not modify the procedures for measuring plan assets, liabilities, or net periodic benefit cost. The information required by this Statement is found in Note 9—Postretirement Benefits. Upon adoption of this Statement, “Accumulated other comprehensive income,” net of tax, was decreased $9 million.

Stock Options:    Torchmark accounts for its stock options under revised SFAS No. 123—Share-Based Payment (SFAS 123R). This Statement requires companies to recognize an expense in their

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

financial statements for stock options based on the “fair value method.” The fair value method requires that a fair value be assigned to a stock option on its grant date and that this value be amortized over the grantees’ service period.

The fair value method as outlined by SFAS 123R requires the use of an option valuation model to value employee stock options. Torchmark has elected to use the Black-Scholes valuation model for option expensing. A summary of assumptions for options granted in each of the three years 2006 through 2008 is as follows:

	2008	2007	2006
Volatility factor	11.7%	12.0%	12.4%
Dividend yield	0.8%	0.8%	0.8%
Expected term (in years)	4.69	4.64	4.61
Risk-free rate	2.8%	4.7%	4.5%

All of the above assumptions, with the exception of the expected term, are obtained from independent data services. The expected term is generally derived from Company experience. However, expected terms of grants made under the Torchmark Corporation 2005 Incentive Plan (2005 Plan) and the 2007 Long-Term Compensation Plan (2007 Plan), involving grants made in the years 2005 through 2008, were determined based on the simplified method as permitted by Staff Accounting Bulletins 107 and 110. This method was used because the 2005 and 2007 Plans limited grants to a maximum contract term of seven years, and Torchmark had no previous experience with seven-year contract terms. Prior to 2005, substantially all grants contained ten-year terms. Because a large portion of these grants vest over a three-year period, the Company still does not have sufficient exercise history to determine an appropriate expected term on these grants. Volatility and risk-free interest rates are assumed over a period of time consistent with the expected term of the option. Volatility is measured on a historical basis. Monthly data points are utilized by the independent quote service to derive volatility for periods greater than three years. Expected dividend yield is based on current dividend yield held constant over the expected term. Once the fair value of an option has been determined, it is amortized on a straight-line basis over the employee’s service period for that grant (from the grant date to the date the grant is fully vested).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 2—Statutory Accounting

Life insurance subsidiaries of Torchmark are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders’ equity (capital and surplus) on a statutory basis for the insurance subsidiaries were as follows:

	Net Income Year Ended December 31,			Shareholders’ Equity At December 31,
	2008	2007	2006	2008	2007
Life insurance subsidiaries	$350,263	$428,287	$417,115	$1,219,978	$1,070,096

The excess, if any, of shareholders’ equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution to Torchmark without regulatory approval. More information on the restrictions on the payment of dividends can be found in Note 11—Shareholders’ Equity.

Torchmark’s statutory financial statements are presented on the basis of accounting practices prescribed by the insurance department of the state of domicile of each insurance subsidiary. All states have adopted the National Association of Insurance Commissioners’ (NAIC) statutory accounting practices (NAIC SAP) as the basis for statutory accounting. However, certain states have retained the prescribed practices of their respective insurance code or administrative code which can differ from NAIC SAP. There are no significant differences between NAIC SAP and the accounting practices prescribed by the states of domicile for Torchmark’s life insurance companies that affect statutory surplus.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments

Portfolio Composition:

A summary of fixed maturities available for sale and equity securities by cost or amortized cost and estimated fair value at December 31, 2008 and 2007 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amount per the Balance Sheet	% of Total Fixed Maturities

2008:
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$14,976	$606	$-0-	$15,582	$15,582	-0-
Government-sponsored enterprises	202,293	1,086	(8,830)	194,549	194,549	3
GNMAs	11,896	940	-0-	12,836	12,836	-0-
Other mortgage-backed securities	28,241	1,084	(52)	29,273	29,273	-0-
States, municipalities and political subdivisions	260,760	661	(44,441)	216,980	216,980	3
Foreign governments	8,200	1,163	-0-	9,363	9,363	-0-
Public utilities	873,213	16,377	(58,998)	830,592	830,592	10
Industrial and miscellaneous	6,589,449	95,172	(1,240,541)	5,444,080	5,444,080	70
Asset-backed securities	171,795	375	(121,065)	51,105	51,105	1
Redeemable preferred stocks	1,449,033	8,362	(444,569)	1,012,826	1,012,826	13

Total fixed maturities	9,609,856	125,826	(1,918,496)	7,817,186	7,817,186	100
Equity securities:
Common stocks:
Banks and insurance companies	777	205	-0-	982	982
Industrial and all others	-0-	2	-0-	2	2
Non-redeemable preferred stocks	16,099	420	(1,157)	15,362	15,362

Total equity securities	16,876	627	(1,157)	16,346	16,346

Total fixed maturities and equity securities	$9,626,732	$126,453	$(1,919,653)	$7,833,532	$7,833,532

2007:
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$18,189	$463	$(1)	$18,651	$18,651	-0-
Government-sponsored enterprises	233,631	3,997	(844)	236,784	236,784	3
GNMAs	14,393	1,287	-0-	15,680	15,680	-0-
Other mortgage-backed securities	32,322	1,724	-0-	34,046	34,046	-0-
States, municipalities and political subdivisions	268,969	364	(7,013)	262,320	262,320	3
Foreign governments	9,348	1,641	(79)	10,910	10,910	-0-
Public utilities	729,751	28,689	(8,359)	750,081	750,081	8
Industrial and miscellaneous	6,540,542	176,911	(202,325)	6,515,128	6,515,128	71
Asset-backed securities	173,567	3,442	(17,375)	159,634	159,634	2
Redeemable preferred stocks	1,308,437	27,958	(113,584)	1,222,811	1,222,811	13

Total fixed maturities	9,329,149	246,476	(349,580)	9,226,045	9,226,045	100
Equity securities:
Common stocks:
Banks and insurance companies	776	263	-0-	1,039	1,039
Industrial and all others	-0-	2	-0-	2	2
Non-redeemable preferred stocks	18,000	2,800	(546)	20,254	20,254

Total equity securities	18,776	3,065	(546)	21,295	21,295

Total fixed maturities and equity securities	$9,347,925	$249,541	$(350,126)	$9,247,340	$9,247,340

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments (continued)

A schedule of fixed maturities by contractual maturity at December 31, 2008 is shown below on an amortized cost basis and on a fair value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$541,217	$539,140
Due from one to five years	1,002,036	944,031
Due from five to ten years	321,733	290,427
Due from ten to twenty years	2,387,493	1,898,504
Due after twenty years	5,145,445	4,051,870

	9,397,924	7,723,972
Mortgage-backed and asset- backed securities	211,932	93,214

	$9,609,856	$7,817,186

Analysis of investment operations:

	Year Ended December 31,
	2008	2007	2006

Net investment income is summarized as follows:
Fixed maturities	$649,903	$621,752	$604,405
Equity securities	1,431	2,827	3,503
Policy loans	25,643	24,344	23,328
Other long-term investments	7,053	8,841	8,731
Short-term investments	3,151	9,379	6,980

	687,181	667,143	646,947
Less investment expense	(15,686)	(18,317)	(18,201)

Net investment income	$671,495	$648,826	$628,746

An analysis of realized gains (losses) from investments is as follows:
Realized investment gains (losses):
Fixed maturities	$(106,011)	$2,756	$(4,735)
Equity securities	(1,901)	(1,996)	(2,193)
Mortgages	-0-	-0-	5,783
Loss on redemption of debt	-0-	-0-	(5,893)
Valuation of interest rate swaps	-0-	-0-	(4,548)
Spread on interest rate swaps (cash settlements)	-0-	-0-	491
Other	408	1,974	328

	(107,504)	2,734	(10,767)
Applicable tax	37,626	(957)	3,513

Realized gains (losses) from investments, net of tax	$(69,878)	$1,777	$(7,254)

An analysis of the net change in unrealized investment gains (losses) is as follows:
Equity securities	$(3,049)	$1,379	$(1,110)
Fixed maturities available for sale	(1,689,566)	(332,487)	(195,624)

Net change in unrealized gains (losses) on securities	$(1,692,615)	$(331,108)	$(196,734)

Proceeds from sales of fixed maturities available for sale were $123.7 million in 2008, $313.6 million in 2007, and $183.2 million in 2006. Gross gains realized on those sales were $2.9 million in 2008, $1.6 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments (continued)

in 2007, and $3.8 million in 2006. Gross losses were $3.4 million in 2008, $4.7 million in 2007, and $7.5 million in 2006. There were no equities sold in 2008. Proceeds from sales of equity securities were $7.6 million in 2007 and $3.5 million in 2006. Gross gains realized on those sales were zero in both years. Gross losses realized on those sales were $2.2 million in both 2007 and 2006.

Fair value measurements:    Torchmark measures the fair value of its financial assets in accordance with SFAS 157. The hierarchy established by SFAS 157 consists of three levels to indicate the quality of the fair value measurements as described below:

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

The following table represents assets measured at fair value on a recurring basis:

	Fair Value Measurements at December 31, 2008 Using:			Total Fair Value
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset-backed securities	$-0-	$13,870	$37,235	$51,105
Mortgage-backed securities	-0-	42,109	-0-	42,109
Corporates	214,143	6,908,474	164,881	7,287,498
Other*	-0-	435,851	623	436,474

Total fixed maturities	214,143	7,400,304	202,739	7,817,186
Equities	15,691	31	624	16,346

Total	$229,834	$7,400,335	$203,363	$7,833,532

Percent of total	2.9%	94.5%	2.6%	100.0%

* Includes U.S. government, government-sponsored enterprises, municipals, and foreign governments.

The great majority of the Company’s fixed maturities are not actively traded and direct quotes are not generally available. Management therefore determines the fair values of these securities after consideration of data provided by third-party pricing services and independent broker/dealers. Over 97% of the fair value reported at December 31, 2008 was determined using data provided by third-party pricing services. Prices provided by third-party pricing services are not binding offers but are estimated exit values. They are based on observable market data inputs which can vary by security type. Such inputs include benchmark yields, available trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market data. Where possible, these prices were corroborated against other independent sources. When third party vendor prices are not available, the Company attempts to obtain at least three quotes from broker/dealers for each security. When at least three quotes are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments (continued)

obtained, and a standard deviation of such quotes is less than 3%, the Company will use the median quote and will classify the security as a Level 2 asset. The less than 3% standard deviation suggests that the independent quotes were likely based on similar market data, indicating observable inputs. At December 31, 2008, there were no Level 2 assets valued in this manner with broker quotes. When the standard deviation is 3% or greater, or the Company cannot obtain three quotes, then additional management judgment is required to assign fair value using whatever broker/dealer quotes or other information is available. Any such assets are considered to be Level 3. As of December 31, 2008, the prices underlying 84% of the Level 3 portfolio were obtained from broker/dealers. In some cases, the Company will use less than three quotes to arrive at Level 3 fair value if, in its judgment, the values are reasonable. Otherwise, the Company will search for trades of securities of the same issuer that are as similar as possible to the holding. An estimate of the value will be determined based upon the yields and characteristics of those observable trades, taking into account available comparable broker/dealer quotes.

The following table represents changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed securities	Corporates	Other	Equities	Total
Balance at January 1, 2008	$127,607	$170,086	$819	$594	$299,106
Total gains or losses:
Included in realized gains/losses	-0-	21	-0-	-0-	21
Included in other comprehensive income	(102,597)	(32,665)	(196)	30	(135,428)
Purchases, issuances, and settlements (net)	(1,172)	(22,124)	-0-	-0-	(23,296)
Transfers in and/or out of Level 3	13,397	49,563	-0-	-0-	62,960

Balance at December 31, 2008	$37,235	$164,881	$623	$624	$203,363

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

Other-than-temporary impairments:    Torchmark’s portfolio of fixed maturities fluctuates in value due to changes in interest rates in the financial markets as well as other factors. Fluctuations caused by market interest rate changes have little bearing on whether or not the investment will be ultimately recoverable. Therefore, Torchmark considers these declines in value resulting from changes in market interest rates to be temporary. In certain circumstances, however, Torchmark determines that the decline in the value of a security is other-than-temporary and writes the book value of the security down to its fair value, realizing an investment loss. The determination that an impairment is other-than-temporary is highly subjective and involves the careful consideration of many factors. Among the factors considered are:

•	The length of time and extent to which the security has been impaired
•	The reason(s) for the impairment
•	The financial condition of the issuer and the near-term prospects for recovery in fair value of the security
•	The Company’s ability and intent to hold the security until anticipated recovery

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments (continued)

Among the facts and information considered in the process are:

•	Default on a required payment
•	Issuer bankruptcy filings
•	Financial statements of the issuer
•	Changes in credit ratings of the issuer
•	News and information included in press releases issued by the issuer
•	News and information reported in the media concerning the issuer
•	News and information published by or otherwise provided by credit analysts

While all available information is taken into account, it is difficult to predict the ultimately recoverable amount of a distressed or impaired security.

During 2008, the Company determined that certain of its holdings in fixed maturities and preferred stocks were other-than-temporarily impaired, resulting in writedowns in the amount of $106 million ($69 million after tax). The pretax writedown includes writedowns of $74 million for bonds issued by Lehman Brothers, $19 million for bonds issued by Washington Mutual, and $1.9 million for perpetual preferred stock issued by the Federal National Mortgage Association. All losses for other-than-temporary impairment were included in realized investment losses. Also during 2008, certain real estate holdings, measured on a nonrecurring special-event basis, were written down because the carrying values of these properties were not expected to be recoverable. The fair values were determined based on recent sales of similar properties (Level 2 observable inputs). The writedowns consisted of company-occupied property in the amount of $2.1 million ($1.4 million after tax) and investment real estate in the amount of $1.1 million ($.7 million after tax). The loss on company-occupied property was included in “Other operating expense” and the loss on invested real estate was included as a Realized investment loss.

During 2007, the securities of five issuers met the other-than-temporary impairment criteria and were written down to fair value, resulting in a pre-tax loss of $11.2 million ($7.3 million after tax). After the write downs, these securities were valued at $36.5 million. In 2008, the securities of two of these issues were written down an additional $3.3 million ($2.2 after tax). All of the securities impaired during 2007 were subsequently sold for an aggregate after tax gain of $733 thousand. As of year end 2008, previously written down securities remaining in the portfolio were carried at a fair value of $8.3 million. Otherwise, as of December 31, 2008, Torchmark has no information available to cause it to believe that any of its investments are other-than-temporarily impaired.

Net unrealized losses on fixed maturities increased from $103 million at December 31, 2007 to $1.8 billion at December 31, 2008. More than 56% of the net unrealized loss at December 31, 2008 was attributable to fixed maturity securities in the financial sector. Based upon conditions experienced by companies in the bond market and the commercial paper market, management believes that much of the unrealized loss at December 31, 2008 was attributable to illiquidity in the market, which contributed to a spread widening, and accordingly unrealized losses, on many securities that management expects to be fully recoverable. Due to the strong and stable cash flows generated by its insurance products, Torchmark has the ability to hold these securities until recovery and intends to do so.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments (continued)

The following tables disclose unrealized investment losses by class of investment at December 31, 2008 and December 31, 2007. Torchmark considers these investments to be only temporarily impaired.

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES

At December 31, 2008

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Government-sponsored enterprises	95,569	(8,830)	-0-	-0-	95,569	(8,830)
Other mortgage-backed securities	17,104	(52)	-0-	-0-	17,104	(52)
States, municipalities, & political subdivisions	1,817	(48)	204,753	(44,393)	206,570	(44,441)
Foreign governments	-0-	-0-	-0-	-0-	-0-	-0-
Corporates	2,670,642	(454,429)	2,669,979	(1,410,744)	5,340,621	(1,865,173)

Total fixed maturities	2,785,132	(463,359)	2,874,732	(1,455,137)	5,659,864	(1,918,496)
Equities	31	(68)	911	(1,089)	942	(1,157)

Total	$2,785,163	$(463,427)	$2,875,643	$(1,456,226)	$5,660,806	$(1,919,653)

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES

At December 31, 2007

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency	$240	$(1)	$120	$-0-	$360	$(1)
Government-sponsored enterprises	14,467	(278)	46,669	(566)	61,136	(844)
Other mortgage-backed securities	-0-	-0-	-0-	-0-	-0-	-0-
States, municipalities, & political subdivisions	240,921	(6,997)	1,176	(16)	242,097	(7,013)
Foreign governments	1,482	(50)	752	(29)	2,234	(79)
Corporates	3,073,209	(232,184)	926,327	(109,459)	3,999,536	(341,643)

Total fixed maturities	3,330,319	(239,510)	975,044	(110,070)	4,305,363	(349,580)
Equities	3,454	(546)	-0-	-0-	3,454	(546)

Total	$3,333,773	$(240,056)	$975,044	$(110,070)	$4,308,817	$(350,126)

Torchmark subsidiaries held 373 issues (CUSIP numbers) at December 31, 2008 that had been in an unrealized loss position for less than twelve months, compared with 303 issues a year earlier. Additionally, 330 and 121 issues had been in an unrealized loss position twelve months or longer at December 31, 2008 and 2007, respectively. Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,686 issues at December 31, 2008 and 1,819 issues at December 31, 2007. The weighted average quality rating of all unrealized loss positions as of December 31, 2008 was BBB+.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments (continued)

Other investment information:

Other long-term investments consist of the following:

	December 31,
	2008	2007
Mortgage loans, at cost	$17,215	$18,580
Investment real estate, at depreciated cost	2,388	8,411
Low-income housing interests	32,242	26,424
Collateral loans	14,041	6,838
Other	6,398	9,037

Total	$72,284	$69,290

The estimated fair value of mortgage loans, based on discounted cash flows, was approximately $18.0 million at December 31, 2008 and $18.5 million at December 31, 2007. Accumulated depreciation on investment real estate was $1.8 million and $22.9 million at December 31, 2008 and 2007, respectively.

Torchmark had $507 thousand in investment real estate at December 31, 2008 which was nonincome producing during the previous twelve months. Torchmark had no nonincome producing fixed maturities or other long-term investments during the twelve months ended December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Deferred Acquisition Costs and Value of Insurance Purchased

An analysis of deferred acquisition costs and the value of insurance purchased is as follows:

	2008		2007		2006
	Deferred Acquisition Costs	Value of Insurance Purchased	Deferred Acquisition Costs	Value of Insurance Purchased	Deferred Acquisition Costs	Value of Insurance Purchased
Balance at beginning of year	$3,097,554	$61,497	$2,890,651	$65,191	$2,698,049	$70,355
Additions:
Deferred during period:
Commissions	295,594	-0-	300,422	-0-	304,476	-0-
Other expenses	253,410	-0-	265,974	-0-	248,060	-0-

Total deferred	549,004	-0-	566,396	-0-	552,536	-0-
Foreign exchange adjustment	-0-	-0-	8,593	83	16	2
Adjustment attributable to unrealized investment losses(1)	98,892	-0-	19,148	-0-	12,374	-0-

Total additions	647,896	-0-	594,137	83	564,926	2

Deductions:
Amortized during period(2)	(392,232)	(6,092)	(387,234)	(3,777)	(372,324)	(5,166)
Foreign exchange adjustment	(13,338)	(74)	-0-	-0-	-0-	-0-

Total deductions	(405,570)	(6,166)	(387,234)	(3,777)	(372,324)	(5,166)

Balance at end of year	$3,339,880	$55,331	$3,097,554	$61,497	$2,890,651	$65,191

(1)	Represents amounts pertaining to investments relating to universal life-type products.
(2)	Amortization includes $7.5 million, $2.3 million, and $.9 million in 2008, 2007, and 2006, respectively, from unlocking adjustments due to actuarial assumption revisions related to Torchmark’s variable annuity business.

The amount of interest accrued on the unamortized balance of value of insurance purchased was $3.2 million, $3.6 million, and $3.8 million for the years ended December 31, 2008, 2007, and 2006, respectively. The average interest rates used for the years ended December 31, 2008, 2007, and 2006 were 5.5%, 5.7%, and 5.7%, respectively. The estimated amortization, net of interest accrued, on the unamortized balance at December 31, 2008 during each of the next five years is: 2009, $5.5 million; 2010, $5.0 million; 2011, $4.5 million; 2012, $4.2 million; and 2013, $3.8 million.

In the event of lapses or early withdrawals in excess of those assumed, deferred acquisition costs and the value of insurance purchased may not be recoverable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 5—Future Policy Benefit Reserves

A summary of the assumptions used in determining the liability for future policy benefits at December 31, 2008 is as follows:

Individual Life Insurance

Interest assumptions:

Years of Issue	Interest Rates	Percent of Liability
1917-2008	2.5% to 5.5%	13
1985-2008	6.0%	28
1986-1992	7.0% graded to 6.0%	9
1954-2000	8.0% graded to 6.0%	11
1951-1985	8.5% graded to 6.0%	4
2008	6.75%	1
2000-2008	7.0%	16
1984-2008	Interest Sensitive	18

		100

Mortality assumptions:

For individual life, the mortality tables used are various statutory mortality tables and modifications of:

1950-54	Select and Ultimate Table
1954-58	Industrial Experience Table
1955-60	Ordinary Experience Table
1965-70	Select and Ultimate Table
1955-60	Inter-Company Table
1970	United States Life Table
1975-80	Select and Ultimate Table
X-18	Ultimate Table
2001	Valuation Basic Table

Withdrawal assumptions:

Withdrawal assumptions are based on Torchmark’s experience.

Individual Health Insurance

Interest assumptions:

Years of Issue	Interest Rates	Percent of Liability
1955-2008	2.5% to 4.5%	2
1993-2008	6.0%	62
1986-1992	7.0% graded to 6.0%	24
1955-2000	8.0% graded to 6.0%	8
1951-1986	8.5% graded to 6.0%	1
2001-2007	7.0%	3

		100

Morbidity assumptions:

For individual health, the morbidity assumptions are based on either Torchmark’s experience or the assumptions used in calculating statutory reserves.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 5—Future Policy Benefit Reserves (continued)

Termination assumptions:

Termination assumptions are based on Torchmark’s experience.

Overall Interest Assumptions:

The overall average interest assumption for determining the liability for future life and health insurance benefits in 2008 was 6.1%.

Note 6—Liability for Unpaid Health Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Year Ended December 31,
	2008	2007	2006
Balance at beginning of year	$149,200	$145,793	$162,036
Incurred related to:
Current year	716,821	786,120	767,272
Prior years	(23,894)	(1,448)	(12,097)

Total incurred	692,927	784,672	755,175
Paid related to:
Current year	604,721	651,765	633,269
Prior years	117,551	129,500	138,149

Total paid	722,272	781,265	771,418

Balance at end of year	$119,855	$149,200	$145,793

At the end of each period, the liability for unpaid health claims includes an estimate of claims incurred but not yet reported to the Company. This estimate is based on historical trends. The difference between the estimate made at the end of each prior period and the actual experience is reflected above under the caption “Incurred related to: Prior years.” Prior-year claims incurred during the year result from claim settlements at different amounts from those amounts originally estimated.

The liability for unpaid health claims is included with “Policy claims and other benefits payable” on the Consolidated Balance Sheets.

Note 7—Supplemental Disclosures of Cash Flow Information

The following table summarizes Torchmark’s noncash transactions, which are not reflected on the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2008	2007	2006
Other stock-based compensation not involving cash	$10,823	$8,106	$6,575
Commitments for low-income housing interests	25,751	3,696	23,320

The following table summarizes certain amounts paid during the period:

	Year Ended December 31,
	2008	2007	2006
Interest paid	$62,671	$67,098	$72,905
Income taxes paid	161,348	170,528	167,367

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 8—Income Taxes

Torchmark and its subsidiaries file a life-nonlife consolidated Federal income tax return.

The components of income taxes were as follows:

	Year Ended December 31,
	2008	2007	2006
Income tax expense	$208,998	$269,270	$254,939
Shareholders’ equity:
Other comprehensive income (loss)	(590,843)	(124,434)	(69,452)
Adoption of FIN48	-0-	(2,333)	-0-
Tax basis compensation expense (from the exercise of stock options) in excess of amounts recognized for financial reporting purposes	(3,618)	(6,460)	(3,072)

	$(385,463)	$136,043	$182,415

Income tax expense consists of:

	Year Ended December 31,
	2008	2007	2006
Current income tax expense	$148,277	$180,322	$151,841
Deferred income tax expense	60,721	88,948	103,098

	$208,998	$269,270	$254,939

In 2008, 2007, and 2006, deferred income tax expense was incurred because of certain differences between net income before income taxes as reported on the Consolidated Statements of Operations and taxable income as reported on Torchmark’s income tax returns. As explained in Note 1—Significant Accounting Policies, these differences caused the financial statement book values of some assets and liabilities to be different from their respective tax bases.

The effective income tax rate differed from the expected 35% rate as shown below:

	Year Ended December 31,
	2008	%	2007	%	2006	%
Expected income taxes	$231,440	35.0%	$278,882	35.0%	$270,750	35.0%

Increase (reduction) in income taxes resulting from:
Tax-exempt investment income	(4,503)	(.7)	(3,908)	(.5)	(1,496)	(.2)
Tax settlements	(12,643)	(1.9)	(615)	(.1)	(11,607)	(1.5)
Low income housing investments	(5,129)	(.8)	(4,701)	(.6)	(3,063)	(.4)
Other	(167)	-0-	(388)	-0-	355	-0-

Income tax expense	$208,998	31.6%	$269,270	33.8%	$254,939	32.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 8—Income Taxes (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2008	2007
Deferred tax assets:
Fixed maturity investments	$36,764	$13,905
Carryover of nonlife losses	15,058	10,509
Unrealized losses	637,221	46,378
Other assets and other liabilities	9,416	28,576

Total gross deferred tax assets	698,459	99,368

Deferred tax liabilities:
Employee and agent compensation	44,698	26,492
Deferred acquisition costs	830,379	786,560
Future policy benefits, unearned and advance premiums, and policy claims	298,356	291,410

Total gross deferred tax liabilities	1,173,433	1,104,462

Net deferred tax liability	$474,974	$1,005,094

Torchmark’s Federal income tax returns are routinely audited by the Internal Revenue Service (IRS). In the fourth quarter of 2006, the Appeals Division of the IRS and Torchmark agreed to settle all issues with respect to the Company’s 1998, 2001, and 2002 tax years. As a result, Torchmark recorded $7.4 million tax benefit in 2006 to reflect the impact of these settlements on the tax years covered by the examinations as well as all other tax years to which the settled issues apply. The benefits relate primarily to Torchmark’s computation of the dividends received deduction on its separate account assets and the amount of life insurance reserves for income tax purposes. The IRS also completed its examination of Torchmark’s 2003 and 2004 tax years during 2008. As a result, Torchmark recorded a $.7 million tax benefit in 2008 to reflect the impact of the settlement. The statutes of limitation for the assessment of additional tax are closed for all tax years prior to 2005. The IRS has substantially completed its review of the Company’s 2005, 2006, and 2007 tax years. Final settlement of these reviews is expected in 2009 and is not expected to have any material impact on the Company’s effective tax rate. In addition, the statute of limitation for the assessment of additional tax is also expected to expire in 2009 for the 2005 tax year. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from the completed examinations, future tax examinations, and other tax-related matters for all open tax years.

For the tax years 1993 through 1998, Torchmark filed unitary state income tax returns with certain of its subsidiaries, including subsidiaries disposed of in 1998. Disputes arose regarding whether Torchmark was entitled to receive certain state tax benefit payments relating to these unitary returns. In 2006, an arbitration panel ruled in favor of the Company and payments of the state income taxes in dispute were made to Torchmark. As a result, in 2006, Torchmark recorded a state income tax benefit of $4.3 million, net of federal income tax.

Torchmark transacts business in Canada through a branch of one of its subsidiaries. For tax years prior to 2003, Canadian income tax authorities asserted that the branch carried on business in Canada through a permanent establishment and proposed additional taxes and interest. Torchmark challenged their assertion and litigated the issue before the Tax Court of Canada. In the second quarter of 2008, the Tax Court in Canada ruled in the Company’s favor and the Canadian tax authorities declined to appeal the Court’s decision. As a result, the Company recorded an $11.9 million tax benefit in 2008, including $5.4 million relating to the removal of amounts previously recorded by the Company for interest expense anticipated to be owed, net of Federal income tax, and $6.5 million relating to estimated interest income,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 8—Income Taxes (continued)

net of Federal income tax, required to be paid by the Canadian tax authorities on amounts previously deposited with the tax authorities. No tax years are currently under examination by Canadian tax authorities.

Torchmark has net operating loss carryforwards of approximately $26.9 million at December 31, 2008 which will begin to expire in 2021 if not otherwise used to offset future taxable income. In addition, Torchmark has a net capital loss carryover of $16.1 million at December 31, 2008 which will expire in 2010 if not otherwise utilized to offset capital gains. A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded relating to Torchmark’s deferred tax assets since, in management’s judgment, Torchmark will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

As noted in Note 1 – Significant Accounting Policies, On January 1, 2007, Torchmark adopted FIN 48, an interpretation which was issued to clarify the accounting for income taxes by providing a methodology for the financial statement recognition and measurement of uncertain income tax positions taken or expected to be taken in a tax return. As a result of the adoption, Torchmark recognized a $2.3 million decrease to its liability for unrecognized tax benefits. This decrease was accounted for as an adjustment to the January 1, 2007 balance of “Retained earnings” on the Consolidated Balance Sheet. Including the cumulative effect decrease at January 1, 2007, Torchmark had approximately $12.3 million of total gross unrecognized tax benefits, excluding $6.0 million of accrued interest expense net of Federal tax benefits. If recognized in future periods, $1.2 million of the gross unrecognized tax benefits as of January 1, 2007 would have reduced the effective tax rate. The remaining $11.1 million related to timing differences which, if recognized, would have had no effect on the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding effects of accrued interest, net of Federal tax benefits) for the years 2007 and 2008 is as follows:

	2008	2007
Balance at January 1,	$8,672	$12,263
Increase based on tax positions taken in current period	361	361
Increase related to tax positions taken in prior periods	-0-	17
Decrease related to tax positions taken in prior periods	(436)	(3,969)
Decrease due to settlements	(116)	-0-

Balance at December 31,	$8,481	$8,672

If recognized in future periods, $518 thousand of the balance at December 31, 2008 would reduce the effective tax rate. The remaining $8 million relates to timing differences which, if recognized, would have no effect on the Company’s effective tax rate. As noted above, the IRS has substantially completed its review of Torchmark’s 2005, 2006, and 2007 Federal income tax returns. Final settlement of all issues relating to those tax years is expected to occur within the next twelve months. As a result, the Company estimates that approximately $3.9 million of its unrecognized tax benefits relating to positions taken in those tax years, each of which are individually insignificant, may be recognized by the end of 2009.

Torchmark’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has recognized interest income of $11.9 million, net of Federal income tax benefits, in its Consolidated Statement of Operations for 2008. The Company has an accrued interest receivable of $10.9 million, net of Federal income tax benefits, which is comprised of a $1.2 million interest payable relating to uncertain tax positions offset by a $12.1 million interest receivable relating to prior year IRS and Canadian examination settlements. The Company has no accrued penalties as of December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits

Pension Plans:    Torchmark has noncontributory retirement benefit plans and contributory savings plans which cover substantially all employees. There are also two nonqualified, noncontributory supplemental benefit pension plans which cover a limited number of employees. The total cost of these retirement plans charged to operations was as follows:

Year Ended December 31,	Defined Contribution Plans	Defined Benefit Pension Plans
2008	$2,988	$8,918
2007	2,925	7,621
2006	3,470	8,514

Torchmark accrues expense for the defined contribution plans based on a percentage of the employees’ contributions. The plans are funded by the employee contributions and a Torchmark contribution equal to the amount of accrued expense. Plan contributions are both mandatory and discretionary, depending on the terms of the plan.

Cost for the defined benefit pension plans has been calculated on the projected unit credit actuarial cost method. All plan measurements for the defined benefit plans are as of December 31 of the respective year. The defined benefit pension plan covering the majority of employees is funded. Contributions are made to this funded pension plan subject to minimums required by regulation and maximums allowed for tax purposes. Defined benefit plan contributions were $63 million in 2008 and $13 million in each of the years 2007 and 2006. Torchmark estimates as of December 31, 2008 that it will contribute an amount not to exceed $20 million to these plans in 2009. The actual amount of contribution may be different from this estimate.

In January, 2007, Torchmark approved and implemented a new Supplemental Executive Retirement Plan (SERP), which provides to a limited number of executives an additional supplemental defined pension benefit. The supplemental benefit is based on the participant’s qualified plan benefit without consideration to the regulatory limits on compensation and benefit payments applicable to qualified plans, except that eligible compensation is capped at $1 million. The SERP is unfunded. The initial projected benefit obligation of this plan was $15 million. The liability at December 31, 2008 was $28 million and was $17 million a year earlier.

The other supplemental benefit pension plan is limited to a very select group of employees and was closed as of December 31, 1994. It provides the full benefits that an employee would have otherwise received from a defined benefit plan in the absence of the limitation on benefits payable under a qualified plan. This plan is unfunded. Liability for this closed plan was $5 million at both December 31, 2008 and December 31, 2007. Pension cost for both supplemental defined benefit plans is determined in the same manner as for the qualified defined benefit plans.

Plan assets in the funded plan consist primarily of investments in marketable fixed maturities and equity securities and are valued at fair market value. The following table presents the assets of Torchmark’s defined benefit pension plans by component for the years ended December 31, 2008 and 2007.

Pension Assets by Component

	December 31, 2008		December 31, 2007
	Amount	%	Amount	%
Corporate debt	$70,417	40	$54,436	32
Other fixed maturities	860	-0-	891	1
Equity securities	47,313	27	101,215	59
Short-term investments	44,802	26	12,467	7
Guaranteed annuity contract	9,997	6	-0-	-0-
Other	1,312	1	1,431	1

Total	$174,701	100	$170,440	100

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

Portfolio risk is managed through quality standards, diversification, and continuous monitoring. Equities must be listed on major exchanges and adequate market liquidity is required. Fixed maturities must be rated investment grade at purchase by a major rating agency. Short-term investments in commercial paper must be rated at least A-2 by Standard & Poor’s with the issuer rated investment grade. Invested cash is limited to banks rated A or higher. Investments outside of the aforementioned list are not permitted, except by prior approval of the Plan’s Trustees. At December 31, 2008, there were no restricted investments contained in the portfolio.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

Weighted Average Pension Plan Assumptions

For Benefit Obligations at December 31:
	2008	2007
Discount Rate	6.31%	6.62%
Rate of Compensation Increase	3.84%	3.91

For Periodic Benefit Cost for the Year:

	2008	2007	2006
Discount Rate	6.62%	6.15%	5.54%
Expected Long-Term Returns	7.94	9.00	9.00
Rate of Compensation Increase	3.91	3.85	3.85

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

Net periodic pension cost for the defined benefit plans by expense component was as follows:

	Year Ended December 31,
	2008	2007	2006
Service cost—benefits earned during the period	$7,621	$8,221	$8,270
Interest cost on projected benefit obligation	14,279	13,360	12,200
Expected return on assets	(15,939)	(17,010)	(16,055)
Net amortization	2,957	3,050	4,099

Net periodic pension cost	$8,918	$7,621	$8,514

An analysis of the impact on other comprehensive income (loss) is as follows:

	2008	2007
Balance at January 1	$(66,551)	$(13,715)

Adoption of SERP	-0-	(15,419)

Amortization of:
Prior service cost	2,078	2,078
Net actuarial (gain) loss	976	621
Transition obligation	(7)	(7)

Total amortization	3,047	2,692

Experience gain(loss)	(58,200)	(40,109)

Balance at December 31	$(121,704)	$(66,551)

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

	Pension Benefits For the year ended December 31,
	2008	2007
Changes in benefit obligation:
Obligation at beginning of year	$224,539	$219,922
Service cost	7,621	8,221
Interest cost	14,280	13,360
Actuarial loss (gain)	1,719	2,219
Benefits paid	(17,769)	(19,183)

Obligation at end of year	230,390	224,539

Changes in plan assets:
Fair value at beginning of year	170,440	197,794
Return on assets	(40,555)	(21,211)
Contributions	62,585	13,040
Benefits paid	(17,769)	(19,183)

Fair value at end of year	$174,701	$170,440

Funded status at year end	$(55,689)	$(54,099)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss (gain)	$109,423	$52,200
Prior service cost	12,300	14,377
Transition obligation	(19)	(26)

Net amounts recognized at year end	$121,704	$66,551

The portion of other comprehensive income that is expected to be reflected in pension expense in 2009 is as follows:

Amortization of prior service cost	$2,078
Amortization of net loss (gain)	8,546
Amortization of transition obligation	(7)

Total	$10,617

The accumulated benefit obligation (ABO) for Torchmark’s funded defined benefit pension plans was $184 million and $176 million at December 31, 2008 and 2007, respectively. In the unfunded plans, the ABO was $24 million at December 31, 2008 and $25 million at December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

Torchmark has estimated its expected pension benefits to be paid over the next ten years as of December 31, 2008. These estimates use the same assumptions that measure the benefit obligation at December 31, 2008, taking estimated future employee service into account. Those estimated benefits are as follows:

For the year(s)
2009	$11,675
2010	11,874
2011	12,366
2012	12,758
2013	13,518
2014-2018	80,557

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

The components of net periodic postretirement benefit cost for plans other than pensions are as follows:

	Year Ended December 31,
	2008	2007	2006
Service cost	$654	$646	$731
Interest cost on accumulated postretirement benefit obligation	978	968	927
Expected return on plan assets	-0-	-0-	-0-
Amortization of prior service cost	-0-	-0-	-0-
Recognition of net actuarial (gain) loss	(330)	(795)	(278)

Net periodic postretirement benefit cost	$1,302	$819	$1,380

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

	Benefits Other Than Pensions For the year ended December 31,
	2008	2007
Changes in benefit obligation:
Obligation at beginning of year	$14,243	$14,204
Service cost	654	645
Interest cost	978	968
Actuarial loss (gain)	(330)	(794)
Benefits paid	(626)	(780)

Obligation at end of year	14,919	14,243

Changes in plan assets:
Fair value at beginning of year	-0-	-0-
Return on assets	-0-	-0-
Contributions	626	780
Benefits paid	(626)	(780)

Fair value at end of year	-0-	-0-

Funded status at year end	$(14,919)	$(14,243)

No amounts were unrecognized at the respective year ends.

The table below presents the assumptions used to determine the liabilities and costs of Torchmark’s post-retirement benefit plans other than pensions.

Weighted Average Assumptions for Post-Retirement

Benefit Plans Other Than Pensions

For Benefit Obligations at December 31:
	2008	2007
Discount Rate	6.60%	6.61%
Rate of Compensation Increase	4.50	4.50

For Periodic Benefit Cost for the Year:
	2008	2007	2006
Discount Rate	6.61%	6.22%	7.00%
Rate of Compensation Increase	4.50	4.50	4.50

For measurement purposes of the healthcare benefits, a range of 7-10% annual rate of increase in per capita cost of covered healthcare benefits was assumed for the years 2006 through 2008. Torchmark has assumed that the health care cost trend rate will remain stable at the 7-10% range in future periods. This trend rate assumption could have a significant effect on the amounts reported. However, because participants substantially pay the cost of this benefit, a 1% increase or decrease in the health care cost trend rate is not expected to have a significant effect in the service and interest cost components.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 10—Debt

The following table presents information about the terms and outstanding balances of Torchmark’s debt.

Selected Information about Debt Issues

				As of December 31,
				2008				2007
Instrument	Annual Percentage Rate	Issue Date	Periodic Interest Payments Due	Outstanding Principle (Par Value)	Outstanding Principle (Book Value)	Outstanding Principle (Fair Value)		Outstanding Principle (Book Value)
Notes, due 5/15/23(1)(2)	7.875%	5/93	5/15 & 11/15	$165,612	$163,019	$171,890		$162,927
Notes, due 8/1/13(1)(2)	7.375%	7/93	2/1 & 8/1	94,050	93,479	98,291		93,381
Senior Notes, due 6/15/16(1)(8)	6.375%	6/06	6/15 & 12/15	250,000	246,754	245,068		246,427
Issue Expenses(3)				—	(4,203)	—		(4,224)

Subtotal long-term debt				509,662	499,049	515,249		498,511

Senior Debentures, due 8/15/09(1)(2)(9)	8.250%	8/89	2/15 & 8/15	99,450	99,471	101,726		99,501

Junior Subordinated
Debentures due 6/1/46(4)(5)	7.100%	6/06	quarterly(6)	123,711	123,711	95,472	(7)	123,711

Total funded debt				732,823	722,231	712,447		721,723

Commercial Paper(9)				305,000	304,236	304,236		202,058

				$1,037,823	$1,026,467	$1,016,683		$923,781

(1)	All securities other than the Junior Subordinated Debentures have equal priority with one another.
(2)	Not callable.
(3)	Unamortized issue expenses related to Trust Preferred Securities.
(4)	Junior Subordinated Debentures are classified as “Due to affiliates” and are junior to other securities in priority of payment.
(5)	Earliest call date is June 1, 2011.
(6)	Quarterly payments on the first day of March, June, Sept., and Dec.
(7)	Fair value of Trust Preferred Securities.
(8)	Callable subject to “make-whole” premium.
(9)	Classified as short-term debt. Senior debentures due 2009 were classified as long-term debt in 2007.

The amount of debt that becomes due during each of the next five years is: 2009—$404 million; 2010—$0; 2011—$0; 2012—$0; 2013—$94 million and thereafter—$539 million.

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

On November 2, 2006, Torchmark’s 7¾% Trust Preferred Securities were called and redeemed in the amount of $150 million plus accrued dividends. These securities were originally issued in 2001 as preferred securities of Torchmark’s Capital Trusts I and II, deconsolidated variable interest entities similar to Trust III. Upon redemption of these securities, Capital Trusts I and II were liquidated. A loss of $3.6 million after tax was recorded on this redemption. Additionally, on December 15, 2006, Torchmark’s $180 million of 6¼% Senior Notes, due 2006, matured and were repaid with accrued interest.

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

Interest rate swaps:    Torchmark previously entered into agreements with certain banks for which it received from the banks fixed-rate payments that matched the coupons that it paid to the holders of certain of its debt instruments, and made floating-rate payments based on LIBOR rates to the banks. As of January 1, 2006, two such swaps were outstanding. The swaps were carried at fair value and classified as “Other long-term investments” on the Consolidated Balance Sheets. These swaps exchanged the fixed-interest commitments for floating-rate commitments on Torchmark’s 6¼% Senior Notes ($180 million notional amount) and the 7¾% Trust Preferred Securities ($150 million notional amount). They were sold in June, 2006, as rising short-term rates continued to reduce future prospects for positive interest-rate spreads. Torchmark received $63 thousand in net proceeds from the sales of these swaps. No gain or loss was recognized on the sales. Swaps that qualify as hedges do not affect earnings on a periodic basis. Changes in the fair value of these swaps are offset by an adjustment of the carrying value of the related Notes in like amount each period. The swap related to the 6¼% Senior Notes qualified as a hedge under accounting rules. However, when sold, the cost basis of the underlying Note was decreased for the value of the swap, causing an increase in the amortization of that security until disposed of later in 2006. Swaps which do not qualify as hedges are revalued each period with such changes in value reflected in realized gains and losses as incurred. The other sold swap did not qualify as a hedge. Torchmark has held no interest-rate swaps since June, 2006.

Terms of the swaps held by Torchmark during 2006 were as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 10—Debt (continued)

The following table summarizes the pretax impact of interest-rate swaps on Torchmark’s 2006 operating results.

	Net Cash Settlements Received by Instrument*	Valuation Adjustment by Instrument
Related Debt
Senior Notes, due 12/06 (hedge)	$275	$-0-
Trust Preferred Securities, due 11/41	216	(4,548)

	$491	$(4,548)

*	Due to the Securities and Exchange Commission’s interpretive guidance concerning SFAS 133, the benefit of the interest spread has been reclassified from “Interest expense” to “Realized investment losses.”

Commercial Paper:    On November 18, 2004, Torchmark entered into a credit facility with a group of lenders allowing unsecured borrowings and stand-by letters of credit up to $600 million. Originally a five-year facility set to terminate on November 18, 2009, the lending banks agreed in August, 2006 to extend the maturities to August 31, 2011. As a part of the facility, as of December 31, 2008, the Company has the ability to request up to $200 million in letters of credit to be issued against the facility. The credit facility is further designated as a back-up credit line for a commercial paper program, whereby Torchmark may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million less any letters of credit issued. Interest is charged at variable rates. At December 31, 2008, Torchmark had $305 million face amount ($304 million carrying amount) of commercial paper outstanding, $200 million of letters of credit issued, and no borrowings under the line of credit. During 2008, the short term borrowings under the facility averaged approximately $229 million, and were made at an average yield of 3.5%, compared with an average balance of $238 million at an average yield of 5.4% a year earlier. The facility does not have a ratings-based acceleration trigger which would require early payment. A facility fee is charged for the entire $600 million facility at a rate of 10 basis points. For letters of credit issued, there is an issuance fee of 27.5 basis points. Additionally, if borrowings on both the line of credit and letters of credit exceed 50% of the total $600 million facility, there is a usage fee of 10 basis points. Torchmark is subject to certain covenants for the agreements regarding capitalization and earnings, with which it was in compliance at December 31, 2008 and throughout the three-year period ended December 31, 2008. Borrowings on this facility are reported as short-term debt on the Consolidated Balance Sheets.

There was no capitalized interest during the three years ended December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 11—Shareholders’ Equity

Share Data: A summary of preferred and common share activity is as follows:

	Preferred Stock		Common Stock
	Issued	Treasury Stock	Issued	Treasury Stock
2006:
Balance at January 1, 2006	-0-	-0-	104,874,748	(1,305,849)
Grants of restricted stock				28,000
Issuance of common stock due to exercise of stock options				507,259
Treasury stock acquired				(5,989,531)
Retirement of treasury stock			(5,000,000)	5,000,000

Balance at December 31, 2006	-0-	-0-	99,874,748	(1,760,121)
2007:
Grants of restricted stock				10,000
Issuance of common stock due to exercise of stock options				967,227
Treasury stock acquired				(6,916,439)
Retirement of treasury stock			(5,000,000)	5,000,000

Balance at December 31, 2007	-0-	-0-	94,874,748	(2,699,333)
2008:
Grants of restricted stock	-0-	-0-		54,382
Issuance of common stock due to exercise of stock options				602,550
Treasury stock acquired				(8,124,700)
Retirement of treasury stock			(9,000,000)	9,000,000

Balance at December 31, 2008	-0-	-0-	85,874,748	(1,167,101)

Acquisition of Common Shares:    Torchmark shares are acquired from time to time through open market purchases under the Torchmark stock repurchase program when it is believed to be the best use of Torchmark’s excess cash flows. Share repurchases under this program were 7.6 million shares at a cost of $427 million in 2008, 6.1 million shares at a cost of $402 million in 2007, and 5.6 million shares at a cost of $320 million in 2006. When stock options are exercised, proceeds from the exercises are generally used to repurchase approximately the number of shares available with those funds, in order to reduce dilution. Shares repurchased for dilution purposes were 487 thousand shares at a cost of $29 million in 2008, 767 thousand shares at a cost of $50 million in 2007, and 415 thousand shares costing $24 million in 2006.

Retirement of Treasury Stock:    Torchmark retired 9 million shares of treasury stock in December, 2008, 5 million in 2007, and 5 million in 2006.

Restrictions:    Restrictions exist on the flow of funds to Torchmark from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. Dividends from insurance subsidiaries of Torchmark are limited to the greater of prior year statutory net gain from operations not including realized capital gains on an annual noncumulative basis, or 10% of prior year surplus, in the absence of special regulatory approval. Additionally, insurance company distributions are generally not permitted in excess of statutory surplus. Subsidiaries are also subject to certain minimum capital requirements. In 2008, subsidiaries of Torchmark paid $404 million in dividends to the parent company. During 2009, a maximum amount of $363 million is expected to be available to Torchmark from subsidiaries without regulatory approval.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 11—Shareholders’ Equity (continued)

Earnings Per Share:    A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	2008	2007	2006
Basic weighted average shares outstanding	88,052,650	94,317,142	99,732,608
Weighted average dilutive options outstanding	463,445	1,528,855	1,379,549

Diluted weighted average shares outstanding	88,516,095	95,845,997	101,112,157

Stock options to purchase 3.5 million shares, 432 thousand shares, and 21 thousand shares during the years 2008, 2007, and 2006, respectively, are considered to be anti-dilutive and are excluded from the calculation of diluted earnings per share. Income available to common shareholders for basic earnings per share is equivalent to income available to common shareholders for diluted earnings per share.

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

Shareholders approved a new stock compensation plan in April, 2007, the Torchmark Corporation 2007 Long-Term Compensation Plan (2007 Plan), authorizing a total of 3,250,000 shares for potential grant. Of this total, a maximum of 250,000 shares may be granted as restricted stock. All shares available for grant under previous plans were no longer available for grant under the 2007 Plan.

An analysis of shares available for grant is as follows:

	Available for Grant
	2008	2007	2006
Balance at January 1	3,136,000	465,224	916,483
Adoption of 2007 Plan	-0-	3,250,000	-0-
Cancelled on termination of prior plans	-0-	(36,812)	-0-
Expired and forfeited during year*	8,000	15,300	34,749
Options granted during year	(949,750)	(547,712)	(458,008)
Restricted stock and restricted stock units granted during year	(57,444)	(10,000)	(28,000)

Balance at December 31	2,136,806	3,136,000	465,224

* Options expired and forfeited are limited to shares in the 2007 Plan, as no shares are available from previous plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 12—Stock-Based Compensation (continued)

A summary of stock compensation activity for each of the years in the three years ended December 31, 2008 is presented below:

	2008	2007	2006
Stock-based compensation expense recognized*	$10,823	$8,106	$6,575
Tax benefit recognized	3,788	2,837	2,301
Weighted-average grant-date fair value of options granted	8.87	12.58	11.77
Intrinsic value of options exercised	10,700	19,924	8,394
Cash received from options exercised	25,472	42,635	21,451
Actual tax benefit received from exercises	3,745	6,973	2,938

* No stock-based compensation expense was capitalized in any period.

An analysis of option activity for each of the three years ended December 31, 2008 is as follows:

	2008		2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding-beginning of year	9,393,920	$51.80	9,828,735	$50.30	9,912,735	$49.33
Granted	949,750	62.50	547,712	65.26	458,008	62.42
Exercised	(602,550)	42.27	(967,227)	44.08	(507,259)	42.29
Expired and forfeited	(20,146)	61.12	(15,300)	59.55	(34,749)	50.50

Outstanding-end of year	9,720,974	$53.40	9,393,920	$51.80	9,828,735	$50.30

Exercisable at end of year	8,081,855	$51.57	8,003,842	$50.44	8,381,117	$49.40

A summary of restricted stock and restricted stock units granted during each of the years in the three year period ended December 31, 2008 is presented in the table below. Restricted stock holders are entitled to dividends on the stock and holders of restricted stock units are entitled to dividend equivalents. All grants vest over five years.

	2008	2007	2006
Executives restricted stock:
Shares	53,500	10,000	28,000
Price per share	$62.68	$68.18	$63.70
Aggregate value	$3,353,380	$681,800	$1,783,600
Percent vested as of 12/31/08	0%	20%	40%

Directors restricted stock:
Shares	882	N/A	N/A
Price per share	$60.14
Aggregate value	$53,043
Percent vested as of 12/31/08	100%

Directors restricted stock units (including dividend equivalents):
Shares	3,062	N/A	N/A
Price per share	$60.08
Aggregate value	$183,984
Percent vested as of 12/31/08	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 12—Stock-Based Compensation (continued)

Additional information about Torchmark’s stock-based compensation as of December 31, 2008 and 2007 is as follows:

	2008	2007
Outstanding options:
Weighted-average remaining contractual term (in years)	3.98	4.74
Aggregate intrinsic value	$8,532	$82,006

Exercisable options:
Weighted-average remaining contractual term (in years)	3.65	4.56
Aggregate intrinsic value	$8,061	$80,771

Unrecognized compensation*	$13,661	$12,692
Weighted average period of expected recognition (in years)*	1.67	1.65

*	Includes restricted stock

Additional information concerning Torchmark’s unvested options is as follows at December 31:

	2008	2007
Number of shares outstanding	1,639,119	1,390,078
Weighted-average exercise price (per share)	$62.45	$59.64
Weighted-average remaining contractual term (in years)	5.60	7.51
Aggregate intrinsic value	$1,636	$6,249

Torchmark expects that substantially all unvested options will vest.

The following table summarizes information about stock options outstanding at December 31, 2008.

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$19.81 – $38.79	704,284	3.19	$36.20	651,304	$36.23
41.26 – 42.56	741,296	2.57	41.27	739,997	41.27
44.89 – 54.50	896,183	4.50	45.36	881,985	45.36
54.77 – 54.77	3,711,801	3.20	54.77	3,711,801	54.77
55.05 – 55.80	971,106	3.79	55.49	953,132	55.49
56.24 – 56.24	783,192	5.45	56.24	780,123	56.24
56.78 – 62.68	1,001,750	6.12	62.17	114,000	58.22
63.70 – 68.18	911,362	5.01	64.63	249,513	63.89

$19.81 – $68.18	9,720,974	3.98	$53.40	8,081,855	$51.57

No equity awards were cash settled during the three years ended December 31, 2008.

Note 13—Business Segments

Torchmark’s reportable segments are based on the insurance product lines it markets and administers: life insurance, health insurance, and annuities. These major product lines are set out as segments because of the common characteristics of products within these categories, comparability of margins, and the similarity in regulatory environment and management techniques. There is also an investment segment which manages the investment portfolio, debt, and cash flow for the insurance segments and the corporate function. Torchmark’s chief operating decision maker evaluates the overall performance of the operations of the Company in accordance with these segments.

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

Torchmark Corporation

Premium Income By Distribution Channel

	For the Year 2008
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$31,855	2	$356,853	32	$622	4	$389,330	14
Liberty National Exclusive	287,312	18	135,389	12			422,701	15
American Income Exclusive	473,784	29	73,423	6			547,207	20
Direct Response	511,165	32	45,123	4			556,288	20
United American Branch Office	16,950	1	340,516	30			357,466	13
Medicare Part D			175,633	16			175,633	7
Other	295,738	18			13,771	96	309,509	11

	$1,616,804	100	$1,126,937	100	$14,393	100	$2,758,134	100

	For the Year 2007
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$35,828	2	$388,410	31	$602	3	$424,840	15
Liberty National Exclusive	293,936	19	141,166	11			435,102	15
American Income Exclusive	440,164	28	70,671	6			510,835	18
Direct Response	484,176	31	42,338	4			526,514	19
United American Branch Office	15,573	1	386,954	31			402,527	14
Medicare Part D			214,589	17			214,589	8
Other	300,287	19			19,868	97	320,155	11

	$1,569,964	100	$1,244,128	100	$20,470	100	$2,834,562	100

	For the Year 2006
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$40,378	2	$418,690	34	$537	2	$459,605	16
Liberty National Exclusive	300,933	20	145,024	12			445,957	16
American Income Exclusive	409,188	27	67,175	5			476,363	17
Direct Response	457,159	30	39,726	3			496,885	18
United American Branch Office	15,775	1	354,535	29			370,310	13
Medicare Part D			212,382	17			212,382	8
Other	300,834	20			22,377	98	323,211	12

	$1,524,267	100	$1,237,532	100	$22,914	100	$2,784,713	100

Because of the nature of the life insurance industry, Torchmark has no individual or group which would be considered a major customer. Substantially all of Torchmark’s business is conducted in the United States, primarily in the Southeastern and Southwestern regions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Business Segments (continued)

The measure of profitability established by the chief operating decision maker for insurance segments is underwriting margin before other income and administrative expenses, in accordance with the manner the segments are managed. It essentially represents gross profit margin on insurance products before insurance administrative expenses and consists of premium, less net policy obligations, acquisition expenses, and commissions. Interest credited to net policy liabilities (reserves less deferred acquisition costs and value of insurance purchased) is reflected as a component of the Investment segment in order to match this cost to the investment earnings from the assets supporting the net policy liabilities.

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

	For the Year 2008
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,616,804	$1,126,937	$14,393				$122	(1)	$2,758,256
Net investment income				$671,231			264	(2)	671,495
Other income					$4,154		517	(4,5,6)	4,671

Total revenue	1,616,804	1,126,937	14,393	671,231	4,154		903		3,434,422
Expenses:
Policy benefits	1,073,920	759,466	39,407				122	(1)	1,872,915
Required interest on net reserves	(411,216)	(32,029)	(37,052)	480,297					-0-
Amortization of acquisition costs	448,635	131,541	18,320	(200,172)					398,324
Commissions and premium tax	73,690	73,248	141				(1,098)	(4)	145,981
Insurance administrative expense(3)					159,283		2,129	(7)	161,412
Parent expense						$10,455	2,522	(5)	12,977
Stock-based compensation expense						10,823			10,823
Interest expense				62,965			264	(2)	63,229

Total expenses	1,185,029	932,226	20,816	343,090	159,283	21,278	3,939		2,665,661

Subtotal	431,775	194,711	(6,423)	328,141	(155,129)	(21,278)	(3,036)		768,761
Nonoperating items							3,036	(5,6,7)	3,036

Measure of segment profitability (pretax)	$431,775	$194,711	$(6,423)	$328,141	$(155,129)	$(21,278)	$-0-		771,797

Deduct applicable income taxes									(258,510)

Segment profits after tax									513,287

Add back income taxes applicable to segment profitability									258,510
Add (deduct) realized investment gains (losses)									(107,504)
Deduct cost of legal settlements(5)									(1,185)
Add gain on sale of agency buildings(6)									278
Deduct loss on Company-occupied property(7)									(2,129)

Pretax income per Consolidated Statement of Operations									$661,257

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to FIN46R (accounting rule requiring deconsolidation of Trust Preferred Securities).
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Legal settlements from litigation related to prior years.
(6)	Gain from sale of agency buildings.
(7)	Loss on Company-occupied property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Business Segments (continued)

	For the Year 2007
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,569,964	$1,244,128	$20,470				$(7,331)	(1)	$2,827,231
Net investment income				$648,562			264	(2)	648,826
Other income					$4,313		3,593	(4,5,6)	7,906

Total revenue	1,569,964	1,244,128	20,470	648,562	4,313		(3,474)		3,483,963
Expenses:
Policy benefits	1,039,278	842,432	28,049				(7,331)	(1)	1,902,428
Required interest on net reserves	(388,024)	(28,065)	(31,666)	447,755					-0-
Amortization of acquisition costs	429,381	137,254	14,631	(190,255)					391,011
Commissions and premium tax	72,291	84,253	119				(1,180)	(4)	155,483
Insurance administrative expense(3)					154,552		933	(5)	155,485
Parent expense						$9,815			9,815
Stock-based compensation expense						8,106			8,106
Interest expense				67,300			264	(2)	67,564

Total expenses	1,152,926	1,035,874	11,133	324,800	154,552	17,921	(7,314)		2,689,892

Subtotal	417,038	208,254	9,337	323,762	(150,239)	(17,921)	3,840		794,071
Nonoperating items							(3,840)	(5,6)	(3,840)

Measure of segment profitability (pretax)	$417,038	$208,254	$9,337	$323,762	(150,239)	$(17,921)	$-0-		790,231

Deduct applicable income taxes									(268,118)

Segment profits after tax									522,113

Add back income taxes applicable to segment profitability									268,118
Add (deduct) realized investment gains (losses)									2,734
Deduct cost of legal settlements(5)									(418)
Add gain from sale of agency buildings(6)									4,258

Pretax income per income statement									$796,805

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Business Segments (continued)

	For the Year 2006
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,524,267	$1,237,532	$22,914						$2,784,713
Net investment income				$628,292			$454	(1)	628,746
Other income					$4,024		14,462	(3,4,5)	18,486

Total revenue	1,524,267	1,237,532	22,914	628,292	4,024		14,916		3,431,945
Expenses:
Policy benefits	1,005,771	834,017	23,743						1,863,531
Required interest on net reserves	(364,313)	(24,662)	(28,318)	417,293					-0-
Amortization of acquisition costs	408,506	133,453	15,486	(179,955)					377,490
Commissions and premium tax	76,859	88,030	88				(1,294)	(3)	163,683
Insurance administrative expense(2)					155,331				155,331
Parent expense						$7,862			7,862
Stock-based compensation expense						6,575			6,575
Financing costs:
Debt				72,682			454	(1)	73,136
Benefit from interest rate swaps				(491)					(491)

Total expenses	1,126,823	1,030,838	10,999	309,529	155,331	14,437	(840)		2,647,117

Subtotal	397,444	206,694	11,915	318,763	(151,307)	(14,437)	15,756		784,828
Nonoperating items							(15,756)	(4,5)	(15,756)

Measure of segment profitability (pretax)	$397,444	$206,694	$11,915	$318,763	$(151,307)	$(14,437)	$-0-		769,072

Deduct applicable income taxes									(264,716)

Segment profits after tax									504,356

Add back income taxes applicable to segment profitability									264,716
Remove benefit from interest rate swaps (included in “Realized investment gains (losses)”)									(491)
Add (deduct) realized investment gains (losses)									(10,767)
Add proceeds of legal settlements(4)									11,423
Add gain from sale of agency buildings(5)									4,333

Pretax income per income statement									$773,570

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

As described in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements, Torchmark accounts for its stock-based compensation under FASB Statement 123R, which requires the expensing of such compensation on a fair value basis. Torchmark management views stock-based compensation expense as a corporate expense. Therefore, stock-based compensation expense is included in the Corporate group in this segment analysis.

The following table summarizes the measures of segment profitability as determined in the three preceding tables for comparison with prior periods. The table also reconciles segment profits to net income.

Analysis of Profitability by Segment

	2008	2007	2006	2008 Change	%	2007 Change	%
Life insurance underwriting margin	$431,775	$417,038	$397,444	$14,737	4	$19,594	5
Health insurance underwriting margin	194,711	208,254	206,694	(13,543)	(7)	1,560	1
Annuity underwriting margin	(6,423)	9,337	11,915	(15,760)	(169)	(2,578)	(22)
Other insurance:
Other income	4,154	4,313	4,024	(159)	(4)	289	7
Administrative expense	(159,283)	(154,552)	(155,331)	(4,731)	3	779	(1)
Excess investment income	328,141	323,762	318,763	4,379	1	4,999	2
Corporate and adjustments	(21,278)	(17,921)	(14,437)	(3,357)	19	(3,484)	24

Pre-tax total	771,797	790,231	769,072	(18,434)	(2)	21,159	3
Applicable taxes	(258,510)	(268,118)	(264,716)	9,608	(4)	(3,402)	1

After-tax total	513,287	522,113	504,356	(8,826)	(2)	17,757	4
Remove benefit from interest-rate swaps (after tax) from Investment Segment	-0-	-0-	(319)	-0-		319
Realized gains (losses) (after tax)	(69,878)	1,777	(7,254)	(71,655)		9,031
Gain on sale of agency buildings (after tax)	181	2,768	2,816	(2,587)		(48)
Tax settlements (after tax)	10,823	1,149	11,607	9,674		(10,458)
Net proceeds (cost) from legal settlements (after tax)	(770)	(272)	7,425	(498)		(7,697)
Loss on writedown of Company-occupied property (after tax)	(1,384)	-0-	-0-	(1,384)		-0-

Net Income	$452,259	$527,535	$518,631	$(75,276)	(14)	$8,904	2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Business Segments (continued)

Torchmark Corporation

Assets By Segment

	At December 31, 2008
	Life	Health	Annuity	Investment	Other	Consolidated
Cash and invested assets				$8,443,601		$8,443,601
Accrued investment income				176,068		176,068
Deferred acquisition costs	$2,657,422	$597,292	$140,497			3,395,211
Goodwill	333,172	87,282	3,065			423,519
Separate account assets			758,023			758,023
Other assets					$332,628	332,628

Total assets	$2,990,594	$684,574	$901,585	$8,619,669	$332,628	$13,529,050

	At December 31, 2007
	Life	Health	Annuity	Investment	Other	Consolidated
Cash and invested assets				$9,792,297		$9,792,297
Accrued investment income				172,783		172,783
Deferred acquisition costs	$2,453,679	$576,569	$128,803			3,159,051
Goodwill	333,172	87,282	3,065			423,519
Separate account assets			1,423,195			1,423,195
Other assets					$270,583	270,583

Total assets	$2,786,851	$663,851	$1,555,063	$9,965,080	$270,583	$15,241,428

Note 14—Commitments and Contingencies

Reinsurance:    Insurance affiliates of Torchmark reinsure that portion of insurance risk which is in excess of their retention limits. Retention limits for ordinary life insurance range up to $2.0 million per life. Life insurance ceded represented .9% of total life insurance in force at December 31, 2008. Insurance ceded on life and accident and health products represented .4% of premium income for 2008. Torchmark would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

Insurance affiliates also assume insurance risks of other companies. Life reinsurance assumed represented 1.3% of life insurance in force at December 31, 2008 and reinsurance assumed on life and accident and health products represented .7% of premium income for 2008.

Leases:    Torchmark leases office space and office equipment under a variety of operating lease arrangements. Rental expense for operating leases was $5.1 million in 2008, $6.0 million in 2007, and $6.1 million in 2006. Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 2008 were as follows: 2009, $3.4 million; 2010, $2.1 million; 2011, $1.4 million; 2012, $1.2 million; 2013, $1.0 million and in the aggregate, $9.9 million.

Low-Income Housing Tax Credit Interests:    As described in Note 1, Torchmark has invested $138 million in entities which provide certain tax benefits. As of December 31, 2008, Torchmark remained obligated under these commitments for $11 million, of which $5 million is due in 2009, and $6 million in 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Commitments and Contingencies (continued)

Concentrations of Credit Risk:    Torchmark maintains a diversified investment portfolio with limited concentration in any given issuer. At December 31, 2008, the investment portfolio, at fair value, consisted of the following:

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

100%

Investments in municipal governments and corporations are made throughout the U.S. with no concentration in any given state. Corporate debt and equity investments are made in a wide range of industries. At December 31, 2008, 2% or more of the corporate portfolio was invested in the following industries:

Insurance carriers	19%
Banks	18
Electric, gas, and sanitation services	12
Oil and gas extraction	6
Telecommunications	4
Transportation equipment	4
Chemicals and allied products	3
Pipelines	3
Food and kindred products	2
Retail	2
Mining	2
Media (printing, publishing, and allied lines)	2
Diversified financial services	2

Otherwise, no individual industry represented 2% or more of Torchmark’s investments. At year-end 2008, 5% of invested assets was represented by fixed maturities rated below investment grade (BB or lower as rated by the Bloomberg Composite or the equivalent NAIC designation). Par value of these investments was $802 million, amortized cost was $712 million, and fair value was $461 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in market value of the securities.

Collateral Requirements:    Torchmark requires collateral for investments in instruments where collateral is available and is typically required because of the nature of the investment. Torchmark’s mortgages are secured by the underlying real estate.

Guarantees:    At December 31, 2008, Torchmark had in place four guarantee agreements, all of which were either parent company guarantees of subsidiary obligations to a third party, or parent company guarantees of obligations between wholly-owned subsidiaries. As of December 31, 2008, Torchmark had no liability with respect to these guarantees.

Trust Preferred Securities:    Torchmark entered into a performance guarantee for the obligations of the Torchmark Capital Trust III when the trust preferred securities were issued by that trust. It

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Commitments and Contingencies (continued)

guarantees payment of distributions and the redemption price of the securities until the securities are redeemed in full, or all obligations have been satisfied should Trust III default on an obligation. The total redemption price of the trust preferred securities is $120 million.

Letters of Credit:    Torchmark has guaranteed letters of credit in connection with its credit facility with a group of banks. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Torchmark insurance companies. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Torchmark’s insurance carriers. The agreement expires in 2011. The maximum amount of letters of credit available is $200 million. Torchmark (parent company) would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. At December 31, 2008, $200 million of letters of credit were outstanding.

Agent Receivables:    Previously, Torchmark issued a guarantee to an unaffiliated third party, which purchased certain agents’ receivables of Torchmark’s wholly-owned subsidiary American Income Life Insurance Company (American Income). The guarantee covered all obligations and recovery of capital to the third party under the receivables purchase agreement up to a maximum amount of $95 million. Under the terms of the revolving purchase arrangement, the third party purchased the agents’ receivables and received the earned commissions as they were applied to the balance. The term of the guarantee corresponded with the purchase arrangement, which was annually renewable. Torchmark was liable to the extent that future commission collections were insufficient to repay the purchased amount. As of August 22, 2008, the agreement with the unaffiliated third-party was cancelled. Management expects that commission collections in 2009 will be sufficient to repay agent receivables purchased prior to the cancellation of the agreement. The guarantee will expire once all amounts due under the contact are collected.

Equipment leases:    Torchmark has guaranteed performance of two subsidiaries as lessees under leasing arrangements for aviation equipment. The leases commenced in 2003 for lease terms of approximately 10 years. Lessees have certain renewal and early termination options, however. At December 31, 2008, total remaining undiscounted payments under the leases were approximately $3.3 million. Torchmark (parent company) would be responsible for any subsidiary obligation in the event the subsidiary did not make payments or otherwise perform under the terms of the lease.

Litigation:    Torchmark and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims involving tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark’s subsidiaries, employment discrimination, and miscellaneous other causes of action. Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, management does not believe that such litigation will have a material adverse effect on Torchmark’s financial condition, future operating results or liquidity; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future. This bespeaks caution, particularly in states with reputations for high punitive damage verdicts such as Alabama and Mississippi. Torchmark’s management recognizes that large punitive damage awards bearing little or no relation to actual damages continue to be awarded by juries in jurisdictions in which Torchmark and its subsidiaries have substantial business, particularly Alabama and Mississippi, creating the potential for unpredictable material adverse judgments in any given punitive damage suit.

As previously reported, on March15, 1999, Torchmark was named as a defendant in consolidated derivative securities class action litigation involving Vesta Insurance Group, Inc. filed in the U.S. District

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Commitments and Contingencies (continued)

Court for the Northern District of Alabama (In Re: Vesta Insurance Group, Inc. Securities Litigation, Master File No. 98-AR-1407-S). The amended consolidated complaint in this litigation alleged violations of Section 10 (b) of the Securities Exchange Act of 1934 by the defendants Vesta, certain present and former Vesta officers and directors, KPMG, LLP (Vesta’s former independent public accountants) and Torchmark and of Section 20 (a) of the Exchange Act by certain former Vesta officers and directors and Torchmark acting as “controlling persons” of Vesta in connection with certain accounting irregularities in Vesta’s reported financial results and filed financial statements. Unspecified damages and equitable relief were sought on behalf of a purported class of purchasers of Vesta equity securities between June 2, 1995 and June 29, 1998. A class was certified in this litigation on October 25, 1999. In September, 2001, Torchmark filed a motion for summary judgment, which was denied by the District Court on January 10, 2002. On April 9, 2003, the District Court issued an order denying the class plaintiffs’ motion to strike certain of Torchmark’s affirmative defenses, holding that Torchmark could not be held jointly and severally liable with Vesta under the securities law without an affirmative jury determination that Torchmark knowingly committed a violation of the securities laws.

Vesta, its officers and directors, its insurance carriers and KPMG settled their portions of the litigation with class plaintiffs in 2001; Torchmark did not. Subsequently, in May 2003, Torchmark instituted separate litigation against KPMG which was resolved in March, 2006. In April, 2006, class plaintiffs In Re Vesta Insurance Group Securities Litigation filed a motion in U.S. District Court for the Northern District of Alabama renewing their claims against Torchmark based upon an allegation of control person liability. This matter was set for trial in the District Court on October 2, 2006 and was stayed pending resolution of an interlocutory appeal to the U.S. Circuit Court of Appeals for the Eleventh Circuit filed by class plaintiffs. The interlocutory appeal, which was filed August 23, 2006, sought a ruling whether and to what extent proportionate liability provisions might apply if the allegations of controlling person liability against Torchmark were ultimately proven. Arguments on the interlocutory appeal were heard by the Eleventh Circuit on July 31, 2007. On April 30, 2008, the Eleventh Circuit issued an opinion in the interlocutory appeal affirming the District Court’s denial of class plaintiffs’ motion to dismiss Torchmark’s affirmative defenses under the Private Securities Litigation Reform Act of 1995 (PSLRA). The Eleventh Circuit concluded that substantive controlling person liability under the federal securities law remained the same and survived the proportionate liability scheme established by PSLRA. The Court found that damages allocated against a controlling person found liable for a securities law violation were based upon the proportionate liability provisions in the PSLRA. A trial date of September 8, 2008 was set in the U.S. District Court for the Northern District of Alabama. The parties reached a settlement of the Vesta litigation on September 15, 2008. On September 25, 2008, the District Court issued an order preliminarily approving the settlement and directed the giving of notice thereof to the class members. After a final settlement hearing, the District Court entered a Final Judgment and Order of Dismissal With Prejudice approving the final settlement on December 12, 2008.

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

On March 30, 2007, the Barbour County Circuit Court issued an order denying Liberty’s petition for clarification and/or modification of Robertson, holding that Liberty’s policies did not state that they will pay “actual charges” accepted by providers. On April 8, 2007, the Court issued an order granting a motion to intervene and establishing a subclass in Robertson comprised of Liberty cancer policyholders who were then or had within the past six years, undergone cancer treatment and filed benefit claims under the policies in question. Liberty filed a motion with the Barbour County Circuit Court to certify for an interlocutory appeal that Court’s order on Liberty’s petition for clarification in Robertson on April 17, 2007. An appellate mediation of these issues was conducted on August 9, 2007. On October 16, 2007, the Alabama Supreme Court entered orders, based upon the conclusion by the parties of the appellate mediation, staying the proceedings for a writ of mandamus, reinstating the cases on the appellate docket, and remanding the cases to the Barbour County Circuit Court to implement the parties’ settlement agreement. A fairness hearing on the proposed settlement agreement was held by the Barbour County Circuit Court on January 15, 2008. Subsequent to this hearing, an order approving the settlement agreement was approved by the Barbour County Circuit Court but was thereafter vacated by that Court due to technical errors in the printing of the original order. A corrected order finally approving the settlement was entered on or about May 6, 2008. Prior to the entry of the corrected order, notice of appeal was filed by one objector. On July 29, 2008, the Alabama Supreme Court dismissed the remaining appeal in Robertson, but reinstated that appeal on September 22, 2008. Appellate mediation was ordered with respect to this appeal, and on September 30, 2008, a settlement was reached in appellate mediation which resulted in a dismissal order in the objector’s litigation issued by the Barbour County Circuit Court on October 16, 2008. The Alabama Supreme Court dismissed the remaining appeal on December 18, 2008. The trial court’s May 6, 2008 order finally approving the second class settlement in Robertson is therefore in full force and effect.

On January 10, 2007, purported class action litigation was filed against Globe Life And Accident Insurance Company and additional unaffiliated defendants in the U.S. District Court for the Eastern

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Commitments and Contingencies (continued)

District of Texas (Taylor v. Texas Farm Bureau Mutual Insurance Company, Case No. 2-07-CV-014). Plaintiffs allege violations of the Driver Privacy Protection Act (DPPA) in Globe’s marketing activities. DPPA is federal legislation restricting the ability to obtain and use driver’s license and motor vehicle registration title information maintained by each state. Initially, DPPA allowed use of such personal information for marketing activities so long as the states provided individuals the opportunity to prohibit disclosure of their information. DPPA was amended effective June 1, 2000 to provide that using or obtaining personal information from motor vehicle records for marketing purposes is permitted only if the state involved obtained the express consent (“opt-in”) of the person whose data is being released. Plaintiffs, all residents and holders of Texas driver’s licenses, allege that Globe wrongfully obtained, possessed and/or used motor vehicle record information from the Texas Department of Public Safety after the June 1, 2000 effective date of the “opt-in” amendment to the DPPA. They seek, in a jury trial, liquidated damages as provided in the DPPA for each purported class member in the amount of $2,500 for each use of the personal information, punitive damages, the destruction of any personal information determined to be illegally obtained from motor vehicle records and other appropriate equitable relief. On September 8, 2008, the District Court entered an order granting the defendants’ consolidated motion to dismiss with prejudice all plaintiffs’ claims in this litigation pursuant to Federal Rules of Civil Procedure 12(b)(1) and 12(b)(6). On October 8, 2008, plaintiffs filed a notice of appeal, which has been subsequently amended twice, with the U.S. Circuit Court of Appeals for the Fifth Circuit.

On January 18, 2008, purported class action litigation was filed against Liberty in the U.S. District Court for the Southern District of Florida (Joseph v. Liberty National Life Insurance Company, Case No. 08-20117 CIV – Martinez) on behalf of all black Haitian-Americans who reside in Florida (including both naturalized and alien persons) and who have or have had an ownership interest in life insurance policies sold by Liberty where it is alleged that Liberty issued and administered such policies on a discriminatory basis because of their race and Haitian ancestry, ethnicity or national origin. The plaintiffs alleged an intentional plan on behalf of Liberty to discriminate against the black Haitian-American community in the formation, performance and termination of life insurance contracts in violation of 42 U.S.C. §1981 and §1982 by target marketing and underwriting inquiries regarding whether the applicant for insurance was Haitian, had traveled to Haiti in the past or planned to do so at any time in the future and, based upon such information, either denying the application or issuing a substandard policy or in some instances it was alleged, refusing to pay death benefits on issued policies. The plaintiffs sought unspecified compensatory damages in excess of $75,000, punitive damages, injunctive relief, attorneys’ fees and other relief. After the death of one of the named class plaintiffs and the Court’s dismissal of that plaintiff’s claims without prejudice, the remaining two class plaintiffs elected to proceed with this litigation on an individual basis. On January 22, 2009, the Court issued an Order granting Liberty’s Motion for Summary Judgment and closing the case. A settlement has also been reached in substantially identical class litigation filed on September 17, 2008 in the United States District Court for the Southern District of Florida (Joseph v. Liberty National Life Insurance Company, Case No. 08-1:08-cv-22580).

Note 15—Related Party Transactions

First Command.    Lamar C. Smith, a director of Torchmark, served as Chief Executive Officer of First Command Financial Services, Inc. (First Command), a corporation 100% owned by the First Command Employee Stock Ownership Plan (First Command ESOP) until May 1, 2007 and thereafter as Chairman of First Command Bank, a subsidiary of First Command, until his retirement from First Command September 30, 2007. Mr. Smith was a beneficiary of the First Command ESOP although he had no ability to vote the stock of First Command that is held by the First Command ESOP, which is independently trusteed. First Command receives commissions as the Military Agency distribution system for selling certain life insurance products offered by Torchmark’s insurance subsidiaries. These commissions were $45.3 million in 2007 and $50.8 million in 2006. Torchmark held balances due from this agency of $5.0 million at year-end 2007.

Torchmark has in place a coinsurance agreement with First Command’s life subsidiary whereby Torchmark cedes back to First Command approximately 3% of the new life insurance business sold by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 15—Related Party Transactions (continued)

First Command on behalf of Torchmark’s insurance subsidiaries. Under the terms of this agreement, First Command pays Torchmark a maintenance expense allowance equal to 5.5% of all premium collected and an issue allowance of 2.9% of first year premium collected. Torchmark is also reimbursed for actual commissions, premium taxes, and claims paid on the business ceded to First Command. Also under the agreement, Torchmark provides First Command certain administrative, accounting, and investment management services. Premium ceded was $2.7 million in each of the years 2006 and 2007. At December 31, 2007, the face amount of life insurance ceded was $321 million and annualized ceded premium was $2.7 million.

Torchmark currently has two loan agreements with First Command, a mortgage loan agreement and a collateral loan agreement. The mortgage loan bears interest at a rate of 7.0%. The initial balance of $22.3 million is being repaid in equal monthly payments over fifteen years, which began May 1, 2003. At year end 2007, the outstanding balance was $17.8 million. The loan is collateralized by a four-story office building in Fort Worth, Texas, which was appraised by an independent firm in 2001 at $22.8 million. In addition to the office building as collateral, Torchmark has the right of offset to any commissions due First Command, in the event of default.

The collateral loan bears interest at the rate of 7.0%. First Command is making fixed monthly payments which are scheduled to repay the loan by May, 2010. First Command has the right to make additional, unscheduled payments. At year end 2007, the outstanding balance was $5.4 million. The loan is collateralized by real estate and a parking garage in Fort Worth, Texas. The property was appraised by an independent firm in 2002 at $17.6 million.

Baxley.    William J. Baxley is a partner in the law firm of Baxley, Dillard, Dauphin, McKnight & Barclift which performs legal services for Torchmark and certain of its subsidiaries. In 1997, Mr. Baxley was loaned $668 thousand on an unsecured basis at a rate of 6.02%. Repayments are made in the form of legal services at customary rates and are applied against the outstanding balance, amortizing the loan with interest over its remaining term. In October, 2001, the terms of the loan were revised and an additional amount of $395 thousand was loaned to Baxley. The interest rate was revised to 5.6% and the term of the loan was extended until July, 2013. The loan is being repaid in accordance with its amortization schedule and all payments are current. At December 31, 2008 and 2007, the outstanding balance of this loan was $371 thousand and $442 thousand, respectively.

Additionally, Torchmark has loaned Mr. Baxley’s wife $883 thousand secured by a mortgage on a building sold to her in 1997. Prior to 2006, interest was charged at a rate of 7.7%. This loan was originally due to be repaid in 2007 with a balloon payment, but in January, 2006, the outstanding balance of $734 thousand was refinanced and extended until January of 2023. The interest rate was revised to 5.5%. Scheduled cash payments are made to amortize the loan. At December 31, 2008 and 2007, the outstanding balance of this loan was $651 thousand and $681 thousand, respectively.

Torchmark also holds funds on behalf of Mr. Baxley as a part of an agreement established in 2006. Interest is paid to Baxley based on a variable rate computed as the average yield for Aa corporate bonds less fifty basis points, which was 6.2% at December 31, 2008. This account balance was $42 thousand at year end 2008 and $27 thousand at year end 2007.

Torchmark customarily grants options to certain consultants for their services in addition to their fees. Mr. Baxley received Torchmark options in 2008, 2007, and 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 16—Selected Quarterly Data (Unaudited)

The following is a summary of quarterly results for the two years ended December 31, 2008. The information is unaudited but includes all adjustments (consisting of normal accruals) which management considers necessary for a fair presentation of the results of operations for these periods.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2008:
Premium and policy charges	$710,593	$699,404	$678,597	$669,662
Net investment income	166,903	167,826	169,034	167,732
Realized investment gains(losses)	(6,964)	(7,698)	(95,221)	2,379
Total revenues	872,433	860,492	753,352	840,641
Policy benefits	494,401	481,398	451,236	445,880
Amortization of acquisition expenses	98,638	97,634	101,429	100,623
Pretax income	178,430	184,606	105,631	192,590
Net income	118,173	133,726	63,151	137,209
Basic net income per common share*	1.30	1.49	0.73	1.61
Diluted net income per common share*	1.29	1.47	0.72	1.61

2007:
Premium and policy charges	$731,812	$715,397	$697,096	$682,926
Net investment income	162,580	160,729	163,080	162,437
Realized investment gains(losses)	10,049	(2,828)	1,408	(5,895)
Total revenues	905,975	876,569	863,614	840,539
Policy benefits	504,476	489,276	462,833	445,843
Amortization of acquisition expenses	97,226	97,354	98,898	97,533
Pretax income	204,295	192,037	201,584	198,889
Net income	135,191	127,117	132,882	132,345
Basic net income per common share*	1.39	1.34	1.43	1.44
Diluted net income per common share*	1.37	1.32	1.41	1.41

*	Basic and diluted net income per share by quarter may not add to per share income on a year-to-date basis due to share weighting and rounding.

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

As of the end of the fiscal quarter completed December 31, 2008, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

As of the date of this Form 10-K for the quarter ended December 31, 2008, there have not been any significant changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

Management evaluated the Company’s internal control over financial reporting, and based on its assessment, determined that the Company’s internal control over financial reporting was effective as of December 31, 2008. The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as stated in their report which is included herein.

/s/ Mark S. McAndrew
Mark S. McAndrew Chief Executive Officer

/s/ Gary L. Coleman
Gary L. Coleman Executive Vice President and Chief Financial Officer

February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Torchmark Corporation

McKinney, Texas

We have audited the internal control over financial reporting of Torchmark Corporation and subsidiaries (“Torchmark”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Torchmark’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Torchmark’s internal control over financial reporting based on our audit.

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

In our opinion, Torchmark maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008 of Torchmark and our report dated February 26, 2009 expressed an unqualified opinion on those financial statements and financial statement schedules.

DELOITTE & TOUCHE LLP

Dallas, Texas

February 26, 2009

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference from the sections entitled “Election of Directors,” “Profiles of Directors and Nominees,” “Executive Officers,” “Audit Committee Report,” “Governance Guidelines and Codes of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 2009 (the Proxy Statement), which is to be filed with the Securities and Exchange Commission (SEC).

Item 11.    Executive Compensation

Information required by this item is incorporated by reference from the sections entitled Executive Compensation, “Compensation Committee Report” and “Compensation Committee interlocks and insider participation” in the Proxy Statement, which is to be filed with the SEC.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Equity Compensation Plan Information As of December 31, 2008

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	9,720,974	$53.40	2,136,806

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	9,720,974	$53.40	2,136,806

(b)	Security ownership of certain beneficial owners:

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

EXHIBITS

Page of this Report
3.1	Restated Certificate of Incorporation of Torchmark Corporation, as amended (incorporated by reference from Exhibit 3(i) to Form 10-K for the fiscal year ended December 31, 2000)

3.2	Amended and Restated By-Laws of Torchmark Corporation, adopted and effective as of October 30, 2008 (incorporated by reference from Exhibit 3.1 to Form 8-K dated November 3, 2008)

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4(a) to Form 10-K for the fiscal year ended December 31, 1989)

4.2	Trust Indenture dated as of February 1, 1987 between Torchmark Corporation and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4(b) to Form S-3 for $300,000,000 of Torchmark Corporation Debt Securities and Warrants (Registration No. 33-11816))

4.3	Junior Subordinated Indenture, dated November 2, 2001, between Torchmark Corporation and The Bank of New York defining the rights of the 7 3/4% Junior Subordinated Debentures (incorporated by reference from Exhibit 4.3 to Form 8-K dated November 2, 2001)

4.4	Supplemental Indenture, dated as of December 14, 2001, between Torchmark, BankOne Trust Company, National Association and The Bank of New York, supplementing the Indenture Agreement dated February 1, 1987 (incorporated herein by reference to Exhibit 4(b) to Torchmark’s Registration Statement on Form S-3 (File No. 33-11716), and defining the rights of the 6 1/4% Senior Notes (incorporated by reference from Exhibit 4.1 to Form 8-K dated December 14, 2001)

4.5	Second Supplemental Indenture dated as of June 23, 2006 between Torchmark Corporation, J.P. Morgan Trust Company, National Association and The Bank of New York Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K filed June 23, 2006)

10.1	Torchmark Corporation and Affiliates Retired Lives Reserve Agreement, as amended, and Trust (incorporated by reference from Exhibit 10(b) to Form 10-K for the fiscal year ended December 31, 1991)*

10.2	Capital Accumulation and Bonus Plan of Torchmark Corporation, as amended, (incorporated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1988)*

10.3	Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1992)*

10.4	Credit Agreement dated as of November 18, 2004 among Torchmark Corporation, as the Borrower, TMK Re, Ltd., as a Loan Party, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, J.P. Morgan Bank, N.A., KeyBank National Association, Regions Bank and SunTrust Bank as Co-Syndication Agents and the other lenders party thereto (incorporated by reference from Exhibit 10.01 to Form 8-K dated November 23, 2004)

10.5	First Amendment to Credit Agreement dated June 9, 2006 among Torchmark Corporation, TMK Re, Ltd., Lenders and Bank of America, N.A. (incorporated by reference from Exhibit 10.1 to Form 8-K dated June 14, 2006)

10.6	Second Amendment to Credit Agreement dated August 31, 2006 among Torchmark Corporation, TMK Re, Ltd., Lenders and Bank of America, N.A. (incorporated by reference from Exhibit 10.01 to Form 8-K dated September 1, 2006)

10.7	Third Amendment to Credit Agreement dated as of October 30, 2008, among Torchmark Corporation, TMK Re, Ltd., the other lenders listed therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference from Exhibit 10.1 to Form 8-K dated November 3, 2008)

Page of this Report

10.8	Certified Copy of Resolution Regarding Director Retirement Benefit Program (incorporated by reference from Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1999)*

10.9	Torchmark Corporation Restated Deferred Compensation Plan for Directors, Advisory Directors, Directors Emeritus and Officers, as amended (incorporated by reference from Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1992)*

10.10	The Torchmark Corporation 1987 Stock Incentive Plan (incorporated by reference from Exhibit 10(f) to Form 10-K for the fiscal year ended December 31, 1998)*

10.11	General Agency Contract between Liberty National Life Insurance Company and First Command Financial Services, Inc., (formerly known as Independent Research Agency For Life Insurance, Inc.) (incorporated by reference from Exhibit 10(i) to Form 10-K for the fiscal year ended December 31, 1990)

10.12	Amendment to General Agency Contract between First Command Financial Services and Liberty National Life Insurance Company (incorporated by reference from Exhibit 10.1 to Form 10-Q for the First Quarter 2005)**

10.13	Form of Deferred Compensation Agreement Between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Eligible to Participate in the Torchmark Corporation and Affiliates Retired Lives Reserve Agreement and to Retire Prior to December 31, 1986 (incorporated by reference from Exhibit 10(k) to Form 10-K for the fiscal year ended December 31, 1991)*

10.14	Form of Deferred Compensation Agreement between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Eligible to Participate in the Torchmark Corporation and Affiliates Retired Lives Reserve Agreement and Not Eligible to Retire Prior to December 31, 1986 (incorporated by reference from Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 1991)*

10.15	Form of Deferred Compensation Agreement Between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Not Eligible to Participate in Torchmark Corporation and Affiliates Retired Lives Reserve Agreement (incorporated by reference from Exhibit 10(j) to Form 10-K for the fiscal year ended December 31, 1991)*

10.16	Torchmark Corporation Supplemental Savings and Investment Plan (incorporated by reference from Exhibit 10(m) to Form 10-K for the fiscal year ended December 31, 1992)*

10.17	Service Agreement, dated as of January 1, 1991, between Torchmark Corporation and Liberty National Life Insurance Company (prototype for agreements between Torchmark Corporation and other principal operating subsidiaries) (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1992)

10.18	The Torchmark Corporation Pension Plan (incorporated by reference from Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 2006)*

10.19	The Torchmark Corporation 1998 Stock Incentive Plan (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1998)*

10.20	The Torchmark Corporation Savings and Investment Plan (incorporated by reference from Exhibit 10.19 to Form 10-K for the fiscal year ended December 31, 2007)*

10.21	Torchmark Corporation 2008 Management Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated April 30, 2008)*

10.22	Coinsurance and Servicing Agreement between Security Benefit Life Insurance Company and Liberty National Life Insurance Company, effective as of December 31, 1995 (incorporated by reference from Exhibit 10(u) to Form 10-K for the fiscal year ended December 31, 1995)

Page of this Report

10.23	Torchmark Corporation 1996 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10(w) to Form 10-K for the fiscal year ended December 31, 1996)*

10.24	Torchmark Corporation 1996 Executive Deferred Compensation Stock Option Plan (incorporated by reference from Exhibit 10(x) to Form 10-K for the fiscal year ended December 31, 1996)*

10.25	Form of Retirement Life Insurance Benefit Agreement ($1,995,000 face amount limit) (incorporated by reference from Exhibit 10(z) to Form 10-K for the fiscal year ended December 31, 2001)*

10.26	Form of Retirement Life Insurance Benefit Agreement ($495,000 face amount limit) (incorporated by reference from Exhibit 10(aa) to Form 10-K for the fiscal year ended December 31, 2001)*

10.27	Payments to Directors*

10.28	Form of Non-Formula Based Director Stock Option Agreement pursuant to Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 10-Q for the First Quarter 2005)*

10.29	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (Section 16(a) (restoration)) (incorporated by reference from Exhibit 10.3 to Form 10-Q for the First Quarter 2005)*

10.30	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (restoration general) (incorporated by reference from Exhibit 10.4 to Form 10-Q for the First Quarter 2005)*

10.31	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (bonus) (incorporated by reference from Exhibit 10.36 to Form 10-K for the fiscal year ended December 31, 2005)*

10.32	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (regular vesting) (incorporated by reference from Exhibit 10.37 to Form 10-K for the fiscal year ended December 31, 2005)*

10.33	Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated May 4, 2005)*

10.34	Torchmark Corporation 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 8-K dated May 4, 2005)*

10.35	Form of Deferred Compensation Stock Option Grant Agreement pursuant to the Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.3 to Form 8-K dated May 4, 2005)*

10.36	Torchmark Corporation Amended and Restated 2005 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 10-Q for quarter ended March 31, 2006)*

10.37	Torchmark Corporation Amended and Restated 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 10-Q for quarter ended March 31, 2006)*

10.38	Form of Director Stock Option Issued under Torchmark Corporation Amended and Restated 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.3 to Form 10-Q for quarter ended March 31, 2006)*

10.39	Amendment One to Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.4 to Form 10-Q for quarter ended March 31, 2006)*

10.40	Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated January 25, 2007)*

10.41	Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 99.1 to Form 8-K dated May 2, 2007)*

Page of this Report

10.42	Form of Stock Option Award Agreement under Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 99.2 to Form 8-K dated May 2, 2007)*

10.43	Form of Restricted Stock Award (Board grant) under Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 99.3 to Form 8-K dated May 2, 2007)*

10.44	Torchmark Corporation Non-Employee Director Compensation Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to Form 8-K dated April 29, 2008)*

10.45	Amendment No. 1 to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.53 to Form 10-K for the fiscal year ended December 31, 2007)*

10.46	Amendment No. 2 to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.54 to Form 10-K for the fiscal year ended December 31, 2007)*

10.47	Amendment No. 2 to the Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.55 to Form 10-K for the fiscal year ended December 31, 2007)*

10.48	Amendment No. 3 to the Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.56 to Form 10-K for the fiscal year ended December 31, 2007)*

10.49	Form of Restricted Stock Award Notice under Torchmark Corporation Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.57 to Form 10-K for the fiscal year ended December 31, 2007)*

10.50	Form of Restricted Stock Unit Award Notice under Torchmark Corporation Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.58 to Form 10-K for the fiscal year ended December 31, 2007)*

10.51	Form of Restricted Stock Award (Compensation Committee grant) under Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 10.59 to Form 10-K for the fiscal year ended December 31, 2007)*

10.52	Amendment Four to the Torchmark Corporation Supplementary Retirement Plan*

10.53	Amendment Three to the Torchmark Corporation Supplemental Executive Retirement Plan*

10.54	Amendment One to the Torchmark Corporation Restated Deferred Compensation Plan for Directors, Advisory Directors, Directors Emeritus and Officers*

10.55	Amendment Two to the Torchmark Corporation Restated Deferred Compensation Plan*

10.56	Amendment to the Torchmark Corporation 2007 Long-Term Compensation Plan*

10.57	Amendment One to the Torchmark Corporation Savings and Investment Plan (as restated January 1, 2007)*

10.58	Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company and TMK Re, Ltd. (incorporated by reference from Exhibit 10.1 to Form 8-K dated January 6, 2009)

(11)	Statement re computation of per share earnings	119

(12)	Statement re computation of ratios

(20)	Proxy Statement for Annual Meeting of Stockholders to be held April 30, 2009***

(21)	Subsidiaries of the registrant	119

Page of this Report

(23)(a)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 27, 2009, into Form S-8 of The Torchmark Corporation Savings and Investment Plan (Registration No. 2-76378)

(b)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 27, 2009, into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 1996 Non-Employee Director Stock Option Plan (Registration No. 2-93760)

(c)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 27, 2009, into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 1987 Stock Incentive Plan (Registration No. 33-23580)

(d)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 27, 2009, into Form S-8 and the accompanying Form S-3 Prospectus of The Capital Accumulation and Bonus Plan of Torchmark Corporation (Registration No. 33-1032)

(e)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 27, 2009, into Form S-8 of the Liberty National Life Insurance Company 401(k) Plan (Registration No. 33-65507)

(f)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 27, 2009, into Form S-8 and accompanying Form S-3 Prospectus of the Torchmark Corporation 1996 Executive Deferred Compensation Stock Option Plan (Registration No. 333-27111)

(g)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 27, 2009 into Form S-8 of the Profit Sharing and Retirement Plan of Liberty National Life Insurance Company (Registration No. 333-83317)

(h)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 27, 2009 into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 1998 Stock Incentive Plan (Registration No. 333-40604)

(i)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 27, 2009 into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 2005 Incentive Plan (Registration No. 333-125409)

(j)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 27, 2009 into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation 2005 Non-Employee Director Incentive Plan (Registration No. 333-125400)

(k)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 27, 2009 into Form S-8 and the accompanying Form S-3 Prospectus of the Torchmark Corporation Amended and Restated 2005 Incentive Plan (Registration No. 333-144554)

(l)	Consent of Deloitte & Touche LLP to incorporation by reference of their audit reports dated February 27, 2009 into Form S-8 of the Torchmark Corporation 2007 Long-Term Compensation Plan (Registration No. 333-148244)

(24)	Powers of attorney

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Mark S. McAndrew

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

(32.1)	Section 1350 Certification by Mark S. McAndrew and Gary L. Coleman

*	Compensatory plan or arrangement.
**	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment which was granted May 11, 2006 effective until May 9, 2010. The non-public information was filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
***	To be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2008.

Exhibit 11. Statement re computation of per share earnings

TORCHMARK CORPORATION

COMPUTATION OF EARNINGS PER SHARE

	Twelve Months Ended December 31,
	2008	2007	2006
Net Income	$452,259,000	$527,535,000	$518,631,000

Basic weighted average shares outstanding	88,052,650	94,317,142	99,732,608
Diluted weighted average shares outstanding	88,516,095	95,845,997	101,112,157

Net income per basic share	$5.14	$5.59	$5.20

Net income per diluted share	$5.11	$5.50	$5.13

Exhibit 21. Subsidiaries of the Registrant

The following table lists subsidiaries of the registrant which meet the definition of “significant subsidiary” according to Regulation S-X:

Company	State of Incorporation	Name Under Which Company Does Business
American Income Life Insurance Company	Indiana	American Income Life Insurance Company
Globe Life And Accident Insurance Company	Nebraska	Globe Life And Accident Insurance Company
Liberty National Life Insurance Company	Nebraska	Liberty National Life Insurance Company
United American Insurance Company	Nebraska	United American Insurance Company
United Investors Life Insurance Company	Missouri	United Investors Life Insurance Company

All other exhibits required by Regulation S-K are listed as to location in the “Index of documents filed as a part of this report” on pages 114 through 118 of this report. Exhibits not referred to have been omitted as inapplicable or not required.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2008	2007
Assets:
Investments:
Long-term investments	$1,371	$1,472
Short-term investments	25,553	17,326

Total investments	26,924	18,798
Cash	749	-0-
Investment in affiliates	3,317,597	4,259,118
Due from affiliates	11,617	16,281
Taxes receivable	62,901	38,470
Other assets	27,535	27,928

Total assets	$3,447,323	$4,360,595

Liabilities and shareholders’ equity:
Liabilities:
Short-term debt	$403,707	$202,058
Long-term debt	499,049	598,012
Due to affiliates	185,479	151,074
Other liabilities	136,181	84,824

Total liabilities	1,224,416	1,035,968

Shareholders’ equity:
Preferred stock	351	351
Common stock	85,875	94,875
Additional paid-in capital	796,576	831,739
Accumulated other comprehensive income	(1,170,417)	(80,938)
Retained earnings	2,928,950	3,003,152
Treasury stock	(418,428)	(524,552)

Total shareholders’ equity	2,222,907	3,324,627

Total liabilities and shareholders’ equity	$3,447,323	$4,360,595

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Year Ended December 31,
	2008	2007	2006
Net investment income	$19,752	$23,716	$25,857
Realized investment gains (losses)	-0-	131	(9,023)
Other income	-0-	-0-	5,142

Total revenue	19,752	23,847	21,976

General operating expenses	22,636	17,582	14,205
Reimbursements from affiliates	(9,374)	14	(9,504)
Interest expense	65,643	68,549	73,880

Total expenses	78,905	86,145	78,581

Operating income (loss) before income taxes and equity in earnings of affiliates	(59,153)	(62,298)	(56,605)
Income taxes	20,231	22,425	27,041

Net operating loss before equity in earnings of affiliates	(38,922)	(39,873)	(29,564)
Equity in earnings of affiliates	491,181	567,408	548,195

Net income	$452,259	$527,535	$518,631

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash provided from (used for) operations before dividends from subsidiaries	$(53,882)	$(27,803)	$(13,776)
Cash dividends from subsidiaries	404,341	458,017	427,747

Cash provided from operations	350,459	430,214	413,971

Cash provided from (used for) investing activities:
Acquisition of investments	-0-	-0-	(39,574)
Disposition of investments	2,268	42,348	4,043
Net decrease (increase) in temporary investments	-0-	(11,082)	4,326
Investment in subsidiaries	-0-	(18,043)	-0-
Additions to properties	-0-	(26)	(28)

Cash provided from (used for) investing activities	2,268	13,197	(31,233)

Cash provided from (used for) financing activities:
Issuance of 7.1% Junior Subordinated Debentures (net of $4.3 million issue expenses)	-0-	-0-	119,458
Issuance of 6 3/8% Senior Notes	-0-	-0-	245,961
Repayment of 6 1/4% Senior Notes	-0-	-0-	(180,000)
Repayment of 7 3/4% Junior Subordinated Debentures	-0-	-0-	(154,639)
Acquisition of 7 7/8% Notes	-0-	-0-	(3,659)
Net issuance (repayment) of commercial paper	102,178	32,322	(31,917)
Issuance of stock	25,473	42,636	21,451
Acquisitions of treasury stock	(455,736)	(451,791)	(344,861)
Borrowings from subsidiaries	45,500	3,400	15,800
Excess tax benefit on stock option exercises	2,679	2,873	1,033
Payment of dividends	(72,072)	(72,851)	(71,365)

Cash provided from (used for) financing activities	(351,978)	(443,411)	(382,738)

Net decrease in cash	749	-0-	-0-
Cash balance at beginning of period	-0-	-0-	-0-

Cash balance at end of period	$749	$-0-	$-0-

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Amounts in thousands)

Note A—Dividends from Subsidiaries

Cash dividends paid to Torchmark from the consolidated subsidiaries were as follows:

	2008	2007	2006
Consolidated subsidiaries	$404,341	$458,017	$427,747

Note B—Supplemental Disclosures of Cash Flow Information

The following table summarizes noncash transactions, which are not reflected on the Condensed Statements of Cash Flows:

	Year Ended December 31,
	2008	2007	2006
Other stock-based compensation not involving cash	$10,823	$8,106	$6,576
Dividend of affiliate applied to loan balance	-0-	15,700	14,800

The following table summarizes certain amounts paid (received) during the period:

	Year Ended December 31,
	2008	2007	2006
Interest paid*	$64,997	$68,034	$73,547
Income taxes received	(18,351)	(20,332)	(20,514)

* The interest cost reductions resulting from the cash settlements of Torchmark’s interest-rate swaps in 2006 are netted against realized investment losses.

Note C—Special Items

In 2008, $2.5 million of legal cost ($1.6 million after tax) was attributable to the Parent Company, involving litigation of a subsidiary disposed of many years ago.

In 2008 and 2007, a Federal income tax benefit of $.1 million and $1.2 million, respectively, was recorded relating to Internal Revenue Service examinations of prior years.

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

See accompanying Report of Independent Registered Public Accounting Firm.

TORCHMARK CORPORATION

SCHEDULE IV. REINSURANCE (CONSOLIDATED)

(Amounts in thousands)

	Gross Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the Year Ended December 31, 2008:
Life insurance in force	$145,812,859	$1,392,150	$1,966,917	$146,387,626	1.3%

Premiums:(2)
Life insurance	$1,554,831	$7,598	$18,693	$1,565,926	1.2%
Health insurance	1,130,932	3,872	-0-	1,127,060	0%

Total premium	$2,685,763	$11,470	$18,693	$2,692,986.7%

For the Year Ended December 31, 2007:
Life insurance in force	$143,316,407	$1,495,095	$2,033,069	$143,854,381	1.4%

Premiums:(2)
Life insurance	$1,505,784	$7,651	$19,500	$1,517,633	1.3%
Health insurance	1,241,471	4,676	-0-	1,236,795	0%

Total premium	$2,747,255	$12,327	$19,500	$2,754,428.7%

For the Year Ended December 31, 2006:
Life insurance in force	$139,033,372	$1,518,640	$2,100,189	$139,614,921	1.5%

Premiums:(2)
Life insurance	$1,457,512	$7,492	$19,882	$1,469,902	1.4%
Health insurance	1,242,350	4,818	-0-	1,237,532	0%

Total premium	$2,699,862	$12,310	$19,882	$2,707,434	7%

(1)	No amounts have been netted against ceded premium
(2)	Excludes policy charges of $50,878, $52,331, and $54,365, in each of the years 2008, 2007, and 2006, respectively.

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

Date: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHARLES E. ADAIR *	By:	/s/ LLOYD W. NEWTON *
	Charles E. Adair		Lloyd W. Newton
	Director		Director

By:	/s/ DAVID L. BOREN *	By:	/s/ SAM R. PERRY *
	David L. Boren		Sam R. Perry
	Director		Director

By:	/s/ M. JANE BUCHAN *	By:	/s/ LAMAR C. SMITH *
	M. Jane Buchan		Lamar C. Smith
	Director		Director

By:	/s/ ROBERT W. INGRAM *	By:	/s/ PAUL J. ZUCCONI *
	Robert W. Ingram		Paul J. Zucconi
	Director		Director

By:	/s/ JOSEPH L. LANIER, JR. *
Joseph L. Lanier, Jr.
Director

Date: February 26, 2009

*By:	/s/ GARY L. COLEMAN
Gary L. Coleman
Attorney-in-fact