Form 10-Q
period 2009-03-31
TORCHMARK CORP
filed 2009-05-08
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐  (Do not check if a smaller reporting company)

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT APRIL 30, 2009
Common Stock, $1.00 Par Value	82,734,765

Index of Exhibits (Page 56).

Total number of pages included are 57.

TORCHMARK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	March 31, 2009	December 31, 2008 *
	(Unaudited)
Assets

Investments:
Fixed maturities, available for sale, at fair value
(amortized cost: 2009—$9,568,614 ; 2008—$9,609,856)	$7,336,347	$7,817,186
Equity securities, at fair value
(cost: 2009—$16,875 ; 2008—$16,876)	16,215	16,346
Policy loans	363,564	360,431
Other long-term investments	59,123	72,284
Short-term investments	292,251	130,954

Total investments	8,067,500	8,397,201
Cash	46,685	46,400
Accrued investment income	185,932	176,068
Other receivables	179,906	151,684
Deferred acquisition costs and value of insurance purchased	3,443,032	3,395,211
Goodwill	423,519	423,519
Other assets	208,259	180,944
Separate account assets	690,917	758,023

Total assets	$13,245,750	$13,529,050

Liabilities and Shareholders’ Equity

Liabilities:
Future policy benefits	$8,627,715	$8,475,020
Unearned and advance premiums	89,457	85,190
Policy claims and other benefits payable	242,979	236,313
Other policyholders’ funds	89,692	89,709

Total policy liabilities	9,049,843	8,886,232

Deferred and accrued income taxes	345,895	419,203
Other liabilities	187,034	215,508
Short-term debt	372,847	403,707
Long-term debt (fair value: 2009—$505,539 ; 2008—$515,249)	499,192	499,049
Due to affiliates	124,421	124,421
Separate account liabilities	690,917	758,023

Total liabilities	11,270,149	11,306,143

Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: -0- in 2009 and in 2008	0	0
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2009—85,874,748 issued, less 3,139,983 held in treasury and 2008—85,874,748 issued, less 1,167,101 held in treasury)	85,875	85,875
Additional paid-in capital	444,039	446,065
Accumulated other comprehensive income (loss)	(1,438,446)	(1,170,417)
Retained earnings	2,993,652	2,928,950
Treasury stock, at cost	(109,519)	(67,566)

Total shareholders’ equity	1,975,601	2,222,907

Total liabilities and shareholders’ equity	$13,245,750	$13,529,050

* Derived from audited financial statements

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended March 31,
	2009	2008
Revenue:
Life premium	$412,748	$402,948
Health premium	271,340	303,664
Other premium	2,397	3,981

Total premium	686,485	710,593

Net investment income	169,043	166,903
Realized investment gains (losses)	114	(2,545)
Other-than-temporary impairments	(52,413)	(4,419)
Portion of impairment loss recognized in other comprehensive income	6,004	0
Other income	405	1,901

Total revenue	809,638	872,433

Benefits and expenses:
Life policyholder benefits	270,334	267,285
Health policyholder benefits	196,780	219,375
Other policyholder benefits	10,500	7,741

Total policyholder benefits	477,614	494,401

Amortization of deferred acquisition costs	114,668	98,638
Commissions and premium taxes	31,606	38,735
Other operating expense	43,790	46,057
Interest expense	15,664	16,172

Total benefits and expenses	683,342	694,003

Income before income taxes	126,296	178,430
Income taxes	(49,590)	(60,257)

Net income	$76,706	$118,173

Basic net income per share	$0.91	$1.30

Diluted net income per share	$0.91	$1.29

Dividends declared per common share	$0.14	$0.14

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended March 31,
	2009	2008
Net income	$76,706	$118,173

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(484,058)	(344,035)
Less: reclassification adjustment for (gains) losses on securities included in net income	52,299	5,861
Less: reclassification adjustment for other-than-temporarily impaired debt securities for which a portion of the loss was recognized in earnings	(6,004)	0
Less: reclassification adjustment for amortization of (discount) and premium	(3,067)	(2,688)
Less: foreign exchange adjustment on securities marked to market	1,103	2,301

Unrealized gains (losses) on securities	(439,727)	(338,561)
Unrealized gains (losses) on deferred acquisition costs	27,112	18,703

Total unrealized investment gains (losses)	(412,615)	(319,858)
Less applicable taxes	144,415	111,950

Unrealized gains (losses), net of tax	(268,200)	(207,908)

Foreign exchange translation adjustments	(2,546)	(2,338)
Less applicable taxes	893	817

Foreign exchange translation adjustments, net of tax	(1,653)	(1,521)

Amortization of pension costs	2,806	873
Less applicable taxes	(982)	(306)

Amortization of pension costs, net of tax	1,824	567

Other comprehensive income (loss)	(268,029)	(208,862)

Comprehensive income (loss)	$(191,323)	$(90,689)

See accompanying Notes to Consolidated Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2009	2008
Cash provided from operations	$218,382	$232,933

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	3,286	44,388
Fixed maturities available for sale—matured, called, and repaid	224,922	165,476
Other long-term investments	884	871

Total investments sold or matured	229,092	210,735

Investments acquired:
Fixed maturities	(229,992)	(430,576)
Other long-term investments	(3,139)	(2,264)

Total investments acquired	(233,131)	(432,840)

Net (increase) decrease in short-term investments	(161,297)	26,852
Net change in payable or receivable for securities	(11,657)	25,462
Disposition of properties	0	153
Additions to properties	(2,084)	(4,385)
Investment in low-income housing interests	(5,110)	(10,639)

Cash used for investment activities	(184,187)	(184,662)

Cash provided from (used for) financing activities:
Proceeds from exercise of stock options	749	1,932
Net borrowings (repayments) of commercial paper	(30,852)	39,041
Tax benefit from stock option exercises	0	449
Acquisition of treasury stock	(47,564)	(147,541)
Cash dividends paid to shareholders	(11,858)	(11,765)
Net receipts (withdrawals) from deposit product operations	55,615	57,461

Cash used for financing activities	(33,910)	(60,423)

Effect of foreign exchange rate changes on cash	0	(2)

Net increase (decrease) in cash	285	(12,154)
Cash at beginning of year	46,400	20,098

Cash at end of period	$46,685	$7,944

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at March 31, 2009, and the consolidated results of operations, comprehensive income and cash flows for the periods ended March 31, 2009 and 2008.

Note B—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended March 31,
	2009	2008
Basic weighted average shares outstanding	83,875,426	90,788,310
Weighted average dilutive options outstanding	0	1,088,347

Diluted weighted average shares outstanding	83,875,426	91,876,657

Antidilutive shares*	9,623,629	1,263,689

*Antidilutive shares are excluded from the calculation of diluted earnings per share.

Unless otherwise specified, earnings per share data is assumed to be on a diluted basis.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans

Components of Post-Retirement Benefit Costs

	Three Months ended March 31,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost	$1,984	$1,890	$177	$162
Interest cost	3,530	3,637	244	248
Expected return on assets	(3,670)	(3,880)	0	0
Prior service cost	518	855	0	0
Net actuarial (gain)/loss	2,184	59	82	(86)

Net periodic benefit cost	$4,546	$2,561	$503	$324

As of March 31, 2009, Torchmark has contributed $3 million to its qualified pension plan. The Company plans to contribute an amount not to exceed $20 million during 2009.

NOTE D—Adoption of New Accounting Standards

Fair Value Measurements: FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly (FSP 157-4), was issued by the FASB in April, 2009. This Statement is an amendment to FASB Statement No. 157, Fair Value Measurements, and provides additional guidance for estimating the fair value of assets or liabilities when the level of transaction activity has decreased and identifying when transactions are not orderly. The guidance re-emphasizes that fair value continues to be the exit price in an orderly market. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted. This Statement does not require disclosure for comparative periods ending prior to the period of initial adoption. Torchmark elected to early adopt FSP 157-4 for the period ending March 31, 2009. There were no significant changes in valuation techniques to arrive at fair value as a result of the adoption, other than techniques used to value holdings in collateralized debt obligations (CDOs). CDOs were valued based on the present value of expected cash flows under FSP 157-4, rather than by broker quotes. The use of the technique to determine fair value by the present value of expected cash flows resulted in a higher fair value of approximately $27 million. Therefore, the impact of adoption of FSP 157-4 was not material to the investment portfolio. See Note E—Investments under the caption Fair Value Measurements for the fair value disclosures required by FSP 157-4.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

NOTE D—Adoption of New Accounting Standards (continued)

Other-Than-Temporary Impairments: The FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2 and 124-2), which amends the guidance for other-than-temporary impairments of debt securities and changes the presentation of other-than-temporary impairments in the financial statements. If an entity intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is to be considered other-than-temporarily impaired and the full amount of impairment must be charged to earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories, the portion of loss which is considered credit loss and the portion of loss which is due to other factors. The credit loss portion is charged to earnings while the loss due to other factors is charged to other comprehensive income, both charges net of tax. FSP 115-2 and 124-2 calls for an opening cumulative effect adjustment to reclassify any additional unrecognized after-tax credit loss on each previously other-than-temporarily impaired security held at the beginning of the period of adoption as an adjustment to retained earnings and a corresponding adjustment to accumulated other comprehensive income. FSP 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009, but early adoption is permitted for periods ending after March 15, 2009. Disclosures for earlier periods for comparative purposes are not required until the comparative periods end after initial adoption.

Torchmark elected to early adopt FSP 115-2 and 124-2 as of the three-month period ending March 31, 2009. Adoption resulted in no cumulative effect adjustment to opening retained earnings or to accumulated other than comprehensive income as of January 1, 2009. Invested assets, total assets, and total shareholders’ equity were not affected by adoption of this FSP. Adoption resulted in an after-tax increase in net income of $3.9 million, because the portion of other-than-temporary impairment loss related to factors other than credit was recorded in comprehensive income instead of being reflected in net income. See Note E—Investments under the caption Other-Than-Temporary Impairments for the fair value disclosures required by FSP 115-2 and 124-2.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

NOTE D—Adoption of New Accounting Standards (continued)

Fair Value Disclosures: Torchmark elected to early adopt, as permitted, FASB Staff Position FAS 107-1 and APB 28-1, Disclosures About Fair Value of Financial Instruments (FSP 107-1 and APB 28-1), as of January 1, 2009. This Statement requires that the fair value of financial instruments be disclosed in the body or notes of an entity’s financial statements in both interim and annual periods. It also requires the disclosure of methods and assumptions used to estimate fair values. It does not require comparative disclosures for periods preceding adoption. Unless provided below, the fair value of all of Torchmark’s assets and liabilities are disclosed on the face of its Consolidated Balance Sheets. Fair values for cash, short-term investments, short-term debt, policy loans, receivables, and payables approximate carrying value. Fair values for long-term fixed maturity investments and equity securities are determined in accordance with SFAS 157, as amended by FSP 157-4. Additional information concerning the fair value of these securities is found in Note E—Investments under the caption Fair Value Measurements. The fair values of Torchmark’s long-term debt issues, along with its trust preferred securities, are based on quoted market prices. Mortgage loans, which are included in “Other invested assets,” are valued based on discounted cash flows. The fair value of mortgage loans was $17 million at March 31, 2009, compared with an amortized cost of $17 million at that date. At December 31, 2008, fair value was $18 million and amortized cost was $17 million.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments

Portfolio Composition:

A summary of fixed maturities and equity securities available for sale by cost or amortized cost and estimated fair value at March 31, 2009 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$14,590	$686	$0	$15,276	0%
Government-sponsored enterprises	182,202	2,494	(4,125)	180,571	2
GNMAs	11,363	990	0	12,353	0
States, municipalities and political subdivisions	261,149	706	(34,029)	227,826	3
Foreign governments	8,071	863	0	8,934	0
Corporates	7,439,110	61,881	(1,526,924)	5,974,067	78
Residential mortgage-backed securities	10,941	873	0	11,814	0
Commercial mortgage-backed securities	15,965	32	(31)	15,966	0
Collateralized debt obligations	109,103	0	(76,618)	32,485	1
Asset-backed securities	39,128	946	(5,545)	34,529	1
Redeemable preferred stocks	1,476,992	7,344	(661,810)	822,526	15

Total fixed maturities	$9,568,614	$76,815	$(2,309,082)	$7,336,347	100%

Equity securities:
Common stocks:
Banks and insurance companies	$776	$214	$(32)	$958
Industrial and all others	0	1	0	1
Non-redeemable preferred stocks	16,099	364	(1,207)	15,256

Total equity securities	$16,875	$579	$(1,239)	$16,215

Total fixed maturities and equity securities	$9,585,489	$77,394	$(2,310,321)	$7,352,562

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

Net unrealized losses on fixed maturities increased from $1.8 billion at December 31, 2008 to $2.2 billion at March 31, 2009. By sector, the largest losses were in the financials, which comprised 40% of the portfolio at amortized cost, but 65% of total net unrealized losses. Based upon conditions observed in the bond market and the commercial paper market, management believes that much of the unrealized losses at both March 31, 2009 and at December 31, 2008 were attributable to illiquidity in the market. Management expects Torchmark’s investment in these securities to be fully recoverable. Management does not currently intend to sell any impaired securities and, due to the strong and stable cash flows from Torchmark’s invested assets and insurance policies in force, Torchmark has the ability to hold such securities until recovery.

A schedule of fixed maturities by contractual maturity date at March 31, 2009 is shown below on an amortized cost basis and on a fair value basis. Actual maturity dates could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$471,626	$473,754
Due from one to five years	882,053	842,164
Due from five to ten years	347,008	305,262
Due from ten to twenty years	2,441,559	1,828,113
Due after twenty years	5,239,868	3,779,908

	$9,382,114	$7,229,201

Mortgage-backed and asset-backed securities	186,500	107,146

	$9,568,614	$7,336,347

Proceeds from sales of fixed maturities available for sale were $3 million in the first quarter of 2009 compared with $44 million in the same period of 2008. Gross gains realized on those sales were $114 thousand in the first quarter of 2009 compared with $208 thousand in the same period of 2008. There were no gross losses in the first quarter of 2009 compared with $1.6 million in the same period of 2008. The basis on which cost was determined in computing realized gains or losses was by the specific identification method.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

Fair Value Measurements:

Torchmark measures the fair value of its financial assets in accordance with Financial Accounting Standards Board Statement No. 157, Fair Value Measurements (SFAS 157), as amended by FSP 157-4. These Statements clarify the definition of fair value, establish a hierarchy for measuring fair value, and expand disclosures about measurement methodology and its effects on fair value. SFAS 157 establishes a hierarchy which consists of three levels to indicate the quality of the fair value measurements as described below:

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

The following table represents assets measured at fair value on a recurring basis:

	Fair Value Measurements at March 31, 2009 Using:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government and agencies	$0	$15,276	$0	$15,276
Government-sponsored enterprises	0	180,571	0	180,571
GNMAs	0	12,353	0	12,353
States, municipalities and political	0	227,826	0	227,826
Foreign governments	0	8,934	0	8,934
Corporates	5,533	5,903,945	64,589	5,974,067
Residential mortgage-backed securities	0	11,814	0	11,814
Commercial mortgage-backed securities	0	15,965	0	15,965
Collateralized debt obligations	0	0	32,484	32,484
Asset-backed securities	0	29,004	5,526	34,530
Redeemable preferred stocks	160,274	644,502	17,751	822,527

Total fixed maturities	165,807	7,050,190	120,350	7,336,347

Equity securities:
Common stocks:
Banks and insurance companies	318	0	639	957
Industrial and all others	1	0	0	1
Non-redeemable preferred stocks	15,225	32	0	15,257

Total equity securities	15,544	32	639	16,215

Total fixed maturities and equity securities	$181,351	$7,050,222	$120,989	$7,352,562

Percent of total	2.5%	95.9%	1.6%	100.0%

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

The great majority of our fixed maturities are not actively traded and direct quotes are not generally available. Management therefore determines the fair values of these securities after consideration of data provided by third-party pricing services and independent broker/dealers. Over 98% of the fair value reported at March 31, 2009 was determined using data provided by third-party pricing services. Prices provided by third-party pricing services are not binding offers but are estimated exit values. They are based on observable market data inputs which can vary by security type. Such inputs include benchmark yields, available trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market data. Where possible, these prices were corroborated against other independent sources. When corroborated prices produce small variations, the close correlation indicates observable inputs and the median value is used. When corroborated prices vary more than substantially, additional analysis is required to determine which value is the most appropriate. When only one price is available, it is used if based on observable inputs and analysis confirms that it is appropriate. All fair value measurements based on prices determined with observable market data are reported as Level 1 or Level 2 measurements.

When third-party vendor prices are not available, the Company attempts to obtain at least three quotes from broker/dealers for each security. When at least three quotes are obtained, and the standard deviation of such quotes is less than 3%, (suggesting that the independent quotes were likely derived using similar observable inputs), the Company will use the median quote and will classify the measurement as Level 2. At March 31, 2009, there were no assets valued as Level 2 in this manner with broker quotes.

When the standard deviation is 3% or greater, or the Company cannot obtain three quotes, then additional information and management judgment are required to establish the fair value. The measurement is then classified as Level 3. The Company uses information and evaluation techniques deemed appropriate for determining the point within the range of reasonable fair value estimates that is most representative of fair value under current market conditions. As of March 31, 2009, fair value measurements classified as Level 3 represented less than 2% of total fixed maturities and equity securities.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

The following table represents changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset-backed securities	Collateralized debt obligations	Corporates	Other	Equities	Total
Balance at January 1, 2009	$23,077	$14,158	$164,881	$623	$624	$203,363
Total gains or losses:
Included in realized gains/losses	0	(23,548)	0	0	0	(23,548)
Included in other comprehensive income	(876)	40,570	(1,152)	0	15	38,557
Purchases, issuances, and settlements, net	(45)	1,304	367	0	0	1,626
Transfers in and/or out of Level 3	(16,630)	0	(81,756)	(623)	0	(99,009)

Balance at March 31, 2009	$5,526	$32,484	$82,340	$0	$639	$120,989

Percent of total fixed maturity and equity securities	0.1%	0.4%	1.1%	0.0%	0.0%	1.6%

The collateral underlying asset-backed securities for which fair values are reported as Level 3 consists primarily of trust preferred securities issued by banks and insurance companies. None of the collateral is subprime or Alt-A mortgages (loans for which the typical documentation was not provided). Of the change in the fair value of Level 3 assets still held at the reporting date, $23.5 million of realized investment losses was included as a charge to net income.

Other-Than-Temporary Impairments:

During the first three months of 2009, the Company determined that certain of its holdings in fixed maturities were other-than-temporarily impaired, resulting in writedowns of $52.4 million ($45.0 million after tax) on CDOs and corporate bonds. Writedowns for other-than-temporary impairment are included in realized investment losses. The pretax writedown includes the writedowns of CDOs with a carrying amount of $32.3 million to a fair value of $2.8 million, resulting in a total pretax writedown of $29.5 million. However, in accordance with FSP 115-2 and 124-2, $23.5 million of the writedown was determined to be the result of a credit loss and was charged to earnings while the remaining $6.0 million

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

was charged to other comprehensive income. The credit loss portion on the CDOs was determined as the difference between the securities’ amortized cost and the present value of expected future cash flows. These expected cash flows were determined using judgment and the best information available to the Company, and were discounted at the securities’ original effective rate. Inputs used to derive expected cash flows included default rates, current levels of subordination, and loan-to-collateral value ratios. Management has determined that the present value of future cash flows is a better measure of fair value than observable market data because management believes that the market for these securities is not active and that observable market data does not reflect orderly transactions.

The pre-tax writedown for other-than-temporary impairment on corporate bonds of $22.9 million was all credit related.

In the first three months of 2008, $3.3 million ($2.2 million after tax) of other-than-temporary impairment writedowns on fixed maturities were taken. Also during the 2008 period, certain real estate holdings were written down because the carrying values of these properties were not expected to be recoverable. The writedowns consisted of company-occupied property in the amount of $2.1 million ($1.4 million after tax) and investment real estate in the amount of $1.1 million ($.7 million after tax). The loss on company-occupied property was included in operating expenses and the loss on invested real estate was included as a realized investment loss.

The following table discloses unrealized investment losses by class of investment at March 31, 2009. Torchmark considers these investments to be only temporarily impaired.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES

At March 31, 2009

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$240	$0	$0	$0	$240	$0
Government-sponsored enterprises	42,385	(310)	59,640	(3,815)	102,025	(4,125)
States, municipalities and political subdivisions	403	(17)	215,512	(34,012)	215,915	(34,029)
Foreign governments	0	0	0	0	0	0
Corporates	2,134,135	(349,821)	2,375,004	(1,177,103)	4,509,139	(1,526,924)
Residential mortgage-backed securities	0	0	0	0	0	0
Commercial mortgage-backed securities	11,892	(31)	0	0	11,892	(31)
Collateralized debt obligations	0	0	32,485	(76,618)	32,485	(76,618)
Asset-backed securities	6,879	(1,600)	6,502	(3,945)	13,381	(5,545)
Redeemable preferred stocks	192,671	(82,140)	610,079	(579,670)	802,750	(661,810)

Total fixed maturities	$2,388,605	$(433,919)	$3,299,222	$(1,875,163)	$5,687,827	$(2,309,082)

Equity securities:
Common stocks:
Banks and insurance companies	$318	$(32)	$0	$0	$318	$(32)
Industrial and all others	0	0	0	0	0	0
Non-redeemable preferred stocks	32	(67)	860	(1,140)	892	(1,207)

Total equity securities	$350	$(99)	$860	$(1,140)	$1,210	$(1,239)

Total fixed maturities and equity securities	$2,388,955	$(434,018)	$3,300,082	$(1,876,303)	$5,689,037	$(2,310,321)

Torchmark held 314 issues (CUSIP numbers) at March 31, 2009 that had been in an unrealized loss position for less than twelve months, compared with 373 issues at December 31, 2008. Additionally, 408 and 330 issues had been in an unrealized loss position twelve months or longer at March 31, 2009 and December 31, 2008, respectively. Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,656 issues at March 31, 2009 and 1,686 issues at December 31, 2008. The weighted average quality rating of all unrealized loss positions as of March 31, 2009 was BBB+.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

The following table presents an analysis of the changes in Torchmark’s amounts related to credit loss positions for the three months ended March 31, 2009.

Analysis of Amounts Related to Bifurcated Credit Losses*

For the Three Months Ended March 31, 2009
Balance at beginning of period	$0

Additions for which a credit loss related to other-than-temporary impairment:
Was not previously recognized	(15,426)
Was recognized previously, when there was no intent to sell or the expectation of requirement to sell	0

Reductions due to:
Sale	0
Loss previously recognized in other comprehensive income when there was intent to sell or the expectation of requirement to sell	0
Amortization	0

Balance at end of period	$(15,426)

* Losses due to other-than-temporary impairment for which a portion was recognized in other comprehensive income.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Income Taxes

The effective income tax rate differed from the expected 35% rate as shown below:

	Three Months Ended March 31,
	2009		2008
	Amount	%	Amount	%
Expected income taxes	$44,204	35.0	$62,451	35.0

Increase (reduction) in income taxes resulting from:
Tax-exempt investment income	(962)	(0.8)	(1,063)	(0.6)
Tax settlements	(3,213)	(2.5)	182	0.1
Low income housing investments	(1,467)	(1.2)	(1,287)	(0.7)
Tax valuation allowance	10,953	8.7	0	0.0
Other	75	0.1	(26)	0.0

Income tax expense	$49,590	39.2	$60,257	33.8

The effective income tax rate for the three month period ended March 31, 2009 differed from the effective income tax rate for the same period of 2008, primarily due to the establishment of a tax valuation allowance and settlements with tax authorities of issues from prior year tax returns.

As discussed in Note E—Investments under the caption Other-Than-Temporary Impairments the Company wrote down certain fixed maturities through realized investment losses. Before tax, the losses totaled $46 million. At the 35% statutory tax rate, the related income tax benefit would be $16 million. To recognize this tax benefit, the Company had to determine whether it is more likely than not that the benefit will be realized through the offset of future capital gains. In making this determination, current accounting rules required management to consider only potential gains that existed on the balance sheet as of March 31, 2009. As a result of such analysis, management determined that $11 million of the $16 million tax benefit should not be recognized, and accordingly established a tax valuation allowance for that amount.

For federal income tax purposes, the realized losses will not be incurred until the related securities are sold or the Company’s interest in them is terminated due to bankruptcy or similar proceedings. In addition, the Company has five years from the date of the loss to carry forward these losses and offset them against any future capital gains. If in a future period, the Company determines that it can more likely than not offset its losses with future capital gains, the valuation allowance will be reduced at that time.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Income Taxes (continued)

Regarding the tax settlements, the Internal Revenue Service completed its examination of the Company’s 2005, 2006, and 2007 tax returns during the first quarter of 2009. As a result, income tax expense includes a $3 million tax benefit from the settlement, primarily due to a reduction in the liability for unrecognized tax benefits and interest payable on uncertain tax positions.

Note G—Business Segments

Torchmark is comprised of life insurance companies which market primarily individual life and supplemental health insurance products through niche distribution systems to middle income Americans. To a limited extent, the Company also markets fixed annuities. Torchmark’s core operations are insurance marketing and underwriting, and management of its investments. Insurance marketing and underwriting is segmented by the types of insurance products offered: life, health, and annuity. Management’s measure of profitability for each insurance segment is insurance underwriting margin, which is underwriting income before other income and insurance administrative expenses. It represents the profit margin on insurance products before administrative expenses, and is calculated by deducting net policy obligations, commissions and other acquisition expenses from premium revenue. Torchmark further views the profitability of each insurance product segment by the marketing groups that distribute the products of that segment: direct response, independent, or captive/career agencies.

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

Note G—Business Segments (continued)

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

Torchmark provides coverage under the Medicare Part D prescription drug plan for Medicare beneficiaries. In accordance with GAAP, Part D premiums are recognized evenly throughout the year when they become due but benefit costs are recognized when the costs are incurred. Due to the design of the Part D product, premiums are evenly distributed throughout the year, but benefit costs are much higher earlier in the year. As a result, under GAAP, benefit costs can exceed premiums in the first part of the year, but be less than premiums during the remainder of the year. For segment reporting purposes, Torchmark has elected to defer $18 million excess benefits incurred in the first three months of 2009 to the remainder of the year in order to more closely match the benefit cost with the associated revenue. In the 2008 three-month period, $17 million in excess benefits were deferred. For the full year of 2008, the total premiums and benefits were the same under this alternative method as they were under GAAP and are expected to be so in 2009. The Company’s presentation results in the underwriting margin percentage of each interim period reflecting the expected margin percentage for the full year. In addition, GAAP recognizes in each quarter a government risk-sharing premium adjustment

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

consistent with the contract as if the quarter represented an entire contract period. Torchmark did not include this $1.4 million GAAP adjustment in the first three months of 2009 or the comparable $3.9 million adjustment in the first three months of 2008 for segment reporting purposes. These adjustments were removed because these contract payments are based upon the experience of the full contract year, not the experience of interim periods. For the entire year, we expect our benefit ratio to be in line with the pricing and we do not expect to receive any government risk-sharing premium. The difference between the interim results as presented for segment purposes and GAAP is a charge of $16.4 million in 2009 ($10.7 million after tax) and $13.3 million in 2008 ($8.6 million after tax).

The Company recorded a $3.2 million tax settlement benefit related to prior years during the first three months of 2009 which primarily resulted from the favorable settlement of U.S. federal income tax issues related to prior years. More information on this tax settlement is provided in Note F—Income Taxes in the Notes to Consolidated Financial Statements. Torchmark received a pre-tax litigation settlement, net of expenses, of $1.3 million ($.9 million after tax) in 2008 from litigation concerning an investment owned and disposed of several years ago. Management removes items related to prior periods such as these when analyzing its ongoing core results.

The 2008 one-time writedown of Company-occupied real estate described in Note E—Investments under the caption Other-Than-Temporary Impairments in the amount of $2.1 million ($1.4 million after tax) was not related to the Company’s core results and was also removed from segment results.

The following tables total the components of Torchmark’s operating segments and reconcile these operating results to its pretax income and each significant line item in its Consolidated Statements of Operations.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the three months ended March 31, 2009
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$412,748	$269,925	$2,397			$1,415	(1)	$686,485
Net investment income				$168,977		66	(2)	169,043
Other income					$666	(261	)(4)	405

Total revenue	412,748	269,925	2,397	168,977	666	1,220		855,933

Expenses:
Policy benefits	270,334	178,961	10,500			17,819	(1)	477,614
Required interest on net reserves	(105,856)	(8,440)	(10,261)	124,557				0
Amortization of acquisition costs	119,846	39,962	6,199	(51,339)				114,668
Commissions and premium tax	17,954	13,858	55			(261	)(4)	31,606
Insurance administrative expense(3)					39,417			39,417
Parent expense					1,932			1,932
Stock compensation expense					2,441			2,441
Interest expense				15,598		66	(2)	15,664

Total expenses	302,278	224,341	6,493	88,816	43,790	17,624		683,342

Subtotal	110,470	45,584	(4,096)	80,161	(43,124)	(16,404)		172,591
Nonoperating items						16,404	(1)	16,404

Measure of segment profitability (pretax)	$110,470	$45,584	$(4,096)	$80,161	$(43,124)	$0		188,995

Deduct applicable income taxes								(63,740)

Segment profits after tax								125,255

Add back income taxes applicable to segment profitability	63,740
Add (deduct) realized investment gains (losses)	(46,295)
Deduct Part D adjustment(1)	(16,404)

Pretax income per Consolidated Statement of Operations	$126,296

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which match expected benefits with policy premium.
(2)	Reclassification of interest amount due to FIN46R (accounting rule requiring deconsolidation of Trust Preferred Securities). Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the three months ended March 31, 2008
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$402,948	$299,716	$3,981			$3,948	(1)	$710,593
Net investment income				$166,837		66	(2)	166,903
Other income					$847	1,054	(4,5,6)	1,901

Total revenue	402,948	299,716	3,981	166,837	847	5,068		879,397

Expenses:
Policy benefits	267,285	202,156	7,741			17,219	(1)	494,401
Required interest on net reserves	(100,417)	(7,611)	(8,459)	116,487				0
Amortization of acquisition costs	110,184	34,119	3,518	(49,183)				98,638
Commissions and premium tax	18,321	20,649	56			(291	)(4)	38,735
Insurance administrative expense(3)					39,773	2,129	(7)	41,902
Parent expense					1,659			1,659
Stock compensation expense					2,496			2,496
Interest expense				16,106		66	(2)	16,172

Total expenses	295,373	249,313	2,856	83,410	43,928	19,123		694,003

Subtotal	107,575	50,403	1,125	83,427	(43,081)	(14,055)		185,394
Nonoperating items						14,055	(1,5,6,7)	14,055

Measure of segment profitability (pretax)	$107,575	$50,403	$1,125	$83,427	$(43,081)	$0		199,449

Deduct applicable income taxes								(67,614)

Segment profits after tax								131,835

Add back income taxes applicable to segment profitability	67,614
Add (deduct) realized investment gains (losses)	(6,964)
Add (deduct) net proceeds from legal settlements(5)	1,327
Deduct Part D adjustment(1)	(13,271)
Add gain from sale of agency buildings(6)	18
Loss on Company-occupied property(7)	(2,129)

Pretax income per Consolidated Statement of Operations	$178,430

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which match expected benefits with policy premium.
(2)	Reclassification of interest amount due to FIN46R (accounting rule requiring deconsolidation of Trust Preferred Securities). Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Legal settlements related to disposed subsidiary.
(6)	Gain from sale of agency buildings.
(7)	Loss on Company-occupied property.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Three months ended March 31,		Increase (Decrease)
	2009	2008	Amount	%
Life insurance	$110,470	$107,575	$2,895	3
Health insurance	45,584	50,403	(4,819)	(10)
Annuity	(4,096)	1,125	(5,221)	(464)
Other:
Other income	666	847	(181)	(21)
Administrative expense	(39,417)	(39,773)	356	(1)
Investment	80,161	83,427	(3,266)	(4)
Corporate and adjustments	(4,373)	(4,155)	(218)	5

Pretax total	188,995	199,449	(10,454)	(5)
Applicable taxes	(63,740)	(67,614)	3,874	(6)

After-tax total	125,255	131,835	(6,580)	(5)
Reconciling items:
Realized gains (losses) (after tax)	(41,045)	(4,526)	(36,519)
Part D adjustment (after tax)	(10,663)	(8,626)	(2,037)
Tax settlements from issues related to prior years	3,159	0	3,159
Net proceeds (costs) of legal settlements (after tax)	0	862	(862)
Gain on sale of agency buildings (after tax)	0	12	(12)
Loss on company-occupied property (after tax)	0	(1,384)	1,384

Net income	$76,706	$118,173	$(41,467)	(35)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary of Operations. Torchmark’s operations are segmented into its insurance underwriting and investment operations as described in Note G—Business Segments. The measures of profitability described in Note G are useful in evaluating the performance of the segments and the marketing groups within each insurance segment, because each of our distribution units operates in a niche market. These measures enable management to view period-to-period trends, and to make informed decisions regarding future courses of action.

The tables in Note G—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the three-month periods ended March 31, 2009 and 2008. Additionally, a table in that note, Analysis of Profitability by Segment, provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles those measures to our net income. That summary represents our overall operations in the manner that management views the business, and is a basis of the following highlights discussion.

A discussion of operations by each segment follows later in this report. These discussions compare the first three months of 2009 with the same period of 2008, unless otherwise noted.

Highlights, comparing the first three months of 2009 with the first three months of 2008. Net income per diluted share declined 29% to $.91. Net income for the 2009 period reflects an after-tax charge of $.49 per share for realized investment losses attributable to writedowns of securities determined to be other-than-temporarily impaired. These writedowns are discussed in detail in Note E—Investments under the caption Other-Than-Temporary Impairments in this report. Net income per share during the 2008 period reflected an after tax loss of $.05 per share for realized investment losses of which $.03 was a result of other-than-temporary impairments of fixed maturities and real estate. Additionally, as explained in Note G—Business Segments, differences in our estimate of interim results for Medicare Part D as we view this product for segment purposes and GAAP resulted in an $11 million after-tax charge to 2009 earnings or $.13 per share, compared with a charge of $9 million after-tax or $.09 per share in the prior period. We expect our 2009 full year benefit ratios to be approximately the same as those for interim periods, as was the case in 2008 and prior years. For this reason, there should be no differences in segment versus GAAP reporting by year end 2009, as it relates to Medicare Part D.

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

Total premium income declined 3% for the three months to $686 million, as health premium declined 11%. Total net sales, excluding Medicare Part D net sales, declined 12% to $99 million. Also excluding Part D, first-year collected premium declined 17% to $77 million for the period.

Life insurance premium income grew 2% to $413 million. Life net sales increased in each of Torchmark’s major distribution groups, increasing 11% in total to $78 million. First-year collected life premium increased 7% to $55 million. Life underwriting margins increased 3% to $110 million.

Health insurance premium income, excluding Medicare Part D premium, decreased 11% to $224 million. Health net sales, excluding Part D, declined 51% to $21 million and first-year collected health premium, excluding Part D, declined 46% to $22 million. These declines resulted primarily from the increased turnover of agents in our United American (UA) Branch Office Agency. This Agency has historically been a key distributor of our health products, but has been facing increased competition in recent periods. We are addressing the turnover in the UA Branch Office Agency by combining this Agency with the Liberty National Exclusive Agency, offering the agents new lines of products to sell with new compensation incentives focused on marketing those products. Beginning this quarter, we have combined the financial results for Liberty National and the UA Branch Office systems to reflect their ongoing consolidation. We will continue to report net sales and producing agents separately for the balance of 2009. Health underwriting income of $41 million, excluding Part D, remained at 18% of premium in 2009.

Our Medicare Part D prescription drug business is a component of the health insurance segment. In the manner we view our Medicare Part D business as described in Note G—Business Segments, policyholder premium was $46 million in 2009, a 2% decrease from 2008. Underwriting income was flat at $5 million.

Excess investment income per diluted share increased 5% to $.96, while excess investment income declined 4% to $80 million. Net investment income increased 1% or $2 million, even though the portfolio at amortized cost grew 3%. We held significantly more short-term investments in the 2009 period due to the uncertain economic environment, even though yields on short-terms were .1% in 2009 compared with 3.1% a year earlier. The decline in excess investment income resulted from the $6 million increase in interest cost on net insurance policy liabilities. Financing costs declined 3% in the period primarily as a result of lower short-term rates on our commercial paper facility.

In the first quarter of 2009, we invested new money at an effective annual yield on new investments of 7.7%. This yield compares with an average portfolio yield of 6.97% (for the period ended March 31, 2009). The fixed-maturity portfolio at fair value accounted for 91% of total investments at March 31, 2009 and had an average rating of BBB+. The fixed maturity portfolio contains no securities backed by subprime or Alt A mortgages. We are not a party to any counterparty risk, with no credit default swaps or other derivative contracts. We do not engage in securities lending.

We have an on-going share repurchase program which began in 1986 and was reaffirmed at the October 30, 2008 Board of Directors’ meeting. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. In the first three months of 2009, we acquired 2.07 million shares of the Company’s common stock in the open market at a cost of $48 million ($22.98 average price per share). Of the $48 million, $47 million was from excess operating cash flow, which was used to repurchase 2.05 million shares, and $869 thousand was from the cash received from stock option exercises by current and former employees. Proceeds from these option exercises were used to repurchase 20 thousand shares in order to offset dilution from the exercises. In view of the current economic conditions, we have temporarily suspended our share repurchase program. We may resume the program when market conditions are favorable.

A detailed discussion of our operations by component segment follows.

Life insurance, comparing the first three months of 2009 with the first three months of 2008. Life insurance is our predominant segment, representing 60% of premium income and 73% of insurance underwriting margin in the first three months of 2009. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the Investment segment. Life insurance premium income increased 2% to $413 million. We are currently in the process of combining our United American (UA) Branch Office Exclusive Agency with the Liberty National Exclusive Agency. Management expects that our subsidiaries, UA and Liberty National, will be merged by the end of 2009. For this reason, all premium income and margin data will be reported on a combined basis in this report. However, we will continue to report sales data and agent counts separately for the two agencies until the two companies are merged. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase (Decrease)
	2009		2008
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$135,283	33	$128,635	32	$6,648	5
American Income Exclusive Agency	122,993	30	115,483	29	7,510	7
Liberty National Exclusive Agency	74,921	18	76,298	19	(1,377)	(2)
Other Agencies	79,551	19	82,532	20	(2,981)	(4)

Total Life Premium	$412,748	100	$402,948	100	$9,800	2

Net sales, defined earlier in this report as an indicator of new business production, grew 11% to $78 million. Each of our three primary distribution groups had growth in net sales. An analysis of life net sales by distribution group is presented below.

Life Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase (Decrease)
	2009		2008
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$34,201	44	$30,556	43	$3,645	12
American Income Exclusive Agency	27,537	35	24,355	35	3,182	13
Liberty National Exclusive Agency	12,095	15	10,050	14	2,045	20
United American Branch Office Agency	1,732	2	2,040	3	(308)	(15)
Other Agencies	2,892	4	3,493	5	(601)	(17)

Total Life Net Sales	$78,457	100	$70,494	100	$7,963	11

First-year collected life premium, defined earlier in this report, was $55 million in the 2009 period, rising 7% over the prior-year period. First-year collected life premium by distribution group is presented in the table below.

Life Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase (Decrease)
	2009		2008
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$21,550	39	$20,602	40	$948	5
American Income Exclusive Agency	21,894	40	19,237	38	2,657	14
Liberty National Exclusive Agency	8,648	16	7,845	15	803	10
Other Agencies	2,667	5	3,578	7	(911)	(25)

Total	$54,759	100	$51,262	100	$3,497	7

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

Direct Response’s life premium income rose 5% to $135 million, representing 33% of Torchmark’s total life premium, the largest contribution to premium of any distribution system. Net sales of $34 million rose 12% and first-year collected premium of $22 million rose 5% over the prior year period.

The American Income Exclusive Agency markets primarily to members of labor unions, but also to credit unions and other associations. This agency produced premium income of $123 million, an increase of 7%. American Income is Torchmark’s fastest growing life insurance agency on the basis of premium collection. Net sales increased 13% to $28 million, while first-year collected premium rose 14% to $22 million. Growth in sales in our captive agencies is highly dependent on growing the size of the agency force. The American Income agent count was 3,506 at March 31, 2009, 34% higher than a year earlier (2,616). The American Income agency continues to emphasize the recruiting and retention of new agents, focusing on an incentive program to reward growth in both recruiting and production.

As previously mentioned, we are merging the UA Branch Office Agency into the Liberty National Exclusive Agency. The Liberty National Agency has historically marketed life insurance to middle-income customers primarily in the Southeast. The UA Branch Office Agency has historically emphasized health products, but is now changing its focus for newly recruited agents to market Liberty’s life and health products. Life premium income for this combined agency was $75 million for the 2009 quarter, a 2% decline compared with $76 million in the 2008 period. First-year collected premium on a combined basis rose 10% to $9 million.

Liberty National’s net sales increased 27% to $13 million, the largest percentage gain of any life distribution group. The increase in net sales, a lead indicator, is indicative of the recent growth in the size of this agency. The Liberty Agency had 3,563 producing agents at March 31, 2009, compared with 2,803 a year earlier, an increase of 27%. Efforts have been underway to build the size of this Agency over the past few quarters. One factor in this program has been revisions to the agent’s compensation system to increase incentives. Management believes that the production incentives and rewards of this compensation system have allowed the agency to attract more successful agents and that these changes will result in a more productive agency over the long term.

The UA Branch Office Agency produced net sales of $1.7 million in 2009 of Liberty National’s life products. As noted above, this Agency traditionally focused on health product sales. Due to intense competition in recent periods in the health insurance market, the UA Branch has experienced sharp declines in agent count. The UA Branch Office Agency had 1,567 producing agents at March 31, 2009, compared with 2,670 agents a year earlier.

As is the case with all of our captive agency forces, growing the number of productive agents is critical to the growth in sales. Going forward, we are shifting the emphasis in the UA Branch to life and health products currently marketed by Liberty National agents. These products are priced to achieve higher profit margins and have better persistency than the UA Branch’s limited-benefit health insurance. This Agency will continue to offer the current product portfolio, but the majority of our financial incentives will be used to encourage new agents to sell the Liberty National product line. We believe that the combination of this Agency with the Liberty National Agency will provide financial incentives to agents and will improve the stability and profitability of the UA Branch Office Agency.

The Other Agencies distribution systems offering life insurance include the Military Agency, the UA Independent Agency (which predominantly writes health insurance), United Investors, and various minor distribution channels. The Other Agencies distribution group contributed $80 million of life premium income, or 19% of Torchmark’s total in the 2009 quarter, but contributed only 4% of net sales.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2009		2008
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$412,748	100	$402,948	100	$9,800	2
Net policy obligations	164,478	40	166,868	41	(2,390)	(1)
Commissions and acquisition expense	137,800	33	128,505	32	9,295	7

Insurance underwriting income before other income and administrative expense	$110,470	27	$107,575	27	$2,895	3

Life insurance underwriting income before insurance administrative expense was $110 million, increasing 3%. This margin growth was caused primarily by premium growth but also by a reduction in Direct Response’s obligation ratios in 2009. As a percentage of life premium, underwriting margin remained steady at 27%.

Health insurance, comparing the first three months of 2009 with the first three months of 2008. Health premium accounted for 40% of our total premium in the 2009 period, while the health underwriting margin accounted for 30% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. Our health products are supplemental health plans that include a variety of limited-benefit health plans including hospital/surgical, cancer and accident plans sold to customers under age 65, as well as Medicare Supplements sold to Medicare enrollees. We also provide coverage under the Medicare Part D prescription drug plan. Medicare Part D business is shown as a separate health component and will be discussed separately in the analysis of the health segment.

As explained in Note G—Business Segments, management does not view the government risk-sharing premium for Medicare Part D as a component of premium income. Excluding this risk-sharing premium, health insurance premium for the 2009 period was $270 million, declining 10%. A reconciliation between segment reporting for Medicare Part D and GAAP is presented in the chart in Note G—Business Segments, and those differences are fully discussed in that note.

The table below is an analysis of our health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase (Decrease)
	2009		2008
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$17,023		$22,278		$(5,255)	(24)
Medicare Supplement	70,776		72,718		(1,942)	(3)

	87,799	39	94,996	37	(7,197)	(8)
Liberty National Exclusive Agency
Limited-benefit plans	67,487		84,697		(17,210)	(20)
Medicare Supplement	38,724		43,839		(5,115)	(12)

	106,211	48	128,536	51	(22,325)	(17)
American Income Exclusive Agency
Limited-benefit plans	17,888		17,594		294	2
Medicare Supplement	277		322		(45)	(14)

	18,165	8	17,916	7	249	1
Direct Response
Limited-benefit plans	121		131		(10)	(8)
Medicare Supplement	11,741		11,516		225	2

	11,862	5	11,647	5	215	2
Total Health Premium (Before Part D)
Limited-benefit plans	102,519	46	124,700	49	(22,181)	(18)
Medicare Supplement	121,518	54	128,395	51	(6,877)	(5)

Total (Before Part D)	224,037	100	253,095	100	(29,058)	(11)

Medicare Part D*	45,888		46,621		(733)	(2)

Total Health Premium*	$269,925		$299,716		$(29,791)	(10)

*	Health premium per the segment analysis will not agree with health premium on the Consolidated Statement of Operations because of the Part D government risk-sharing premium adjustment, explained in Note G—Business Segments.

Presented below is a table of health net sales by distribution method.

Health Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase (Decrease)
	2009		2008
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$3,726		$7,212		$(3,486)	(48)
Medicare Supplement	3,623		2,691		932	35

	7,349	36	9,903	24	(2,554)	(26)
United American Branch Office Agency
Limited-benefit plans	5,526		22,991		(17,465)	(76)
Medicare Supplement	1,483		2,340		(857)	(37)

	7,009	34	25,331	61	(18,322)	(72)
Liberty National Exclusive Agency
Limited-benefit plans	2,939		2,277		662	29
Medicare Supplement	37		22		15	68

	2,976	14	2,299	5	677	29
American Income Exclusive Agency
Limited-benefit plans	2,782		2,771		11	0
Medicare Supplement	0		0		0	0

	2,782	14	2,771	7	11	0
Direct Response
Limited-benefit plans	5		216		(211)	(98)
Medicare Supplement	408		1,266		(858)	(68)

	413	2	1,482	3	(1,069)	(72)
Total Net Sales (Before Part D)
Limited-benefit plans	14,978	73	35,467	85	(20,489)	(58)
Medicare Supplement	5,551	27	6,319	15	(768)	(12)

Total (Before Part D)	20,529	100	41,786	100	(21,257)	(51)

Medicare Part D*	10,119		9,225		894	10

Total Net Sales *	$30,648		$51,011		$(20,363)	(40)

* Net sales for Medicare Part D represents only new first-time enrollees.

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase (Decrease)
	2009		2008
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$3,515		$5,938		$(2,423)	(41)
Medicare Supplement	3,319		2,898		421	15

	6,834	31	8,836	22	(2,002)	(23)
Liberty National Exclusive Agency
Limited-benefit plans	9,829		25,574		(15,745)	(62)
Medicare Supplement	1,413		2,293		(880)	(38)

	11,242	52	27,867	68	(16,625)	(60)
American Income Exclusive Agency
Limited-benefit plans	2,814		2,788		26	1
Medicare Supplement	0		0		0	0

	2,814	13	2,788	7	26	1
Direct Response
Limited-benefit plans	36		123		(87)	(71)
Medicare Supplement	875		1,032		(157)	(15)

	911	4	1,155	3	(244)	(21)
Total First-Year Collected Premium (Before Part D)
Limited-benefit plans	16,194	74	34,423	85	(18,229)	(53)
Medicare Supplement	5,607	26	6,223	15	(616)	(10)

Total (Before Part D)	21,801	100	40,646	100	(18,845)	(46)

Medicare Part D*	5,687		4,079		1,608	39

Total First-Year Collected Premium*	$27,488		$44,725		$(17,237)	(39)

* First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

Health insurance, excluding Medicare Part D. As noted under the caption Life Insurance, we have emphasized life insurance sales relative to health, due to life’s superior margins and other benefits. Our health distribution groups have also encountered increased competition in recent periods. The increased competition has led to losses in agents in our major health distribution channels, especially the UA Branch Office and Independent Agencies. Agent turnover has increased as lower premium, lower margin products offered by competitors have provided agents with products that are easier to sell. Declines in these agent counts have resulted in lower net sales, which in turn have pressured premium growth. Health premium, excluding Part D premium, fell 11% to $224 million in the 2009 period. Medicare Supplement premium declined 5% to $122 million, while other limited-benefit health premium dropped 18%. Net sales declined 51% to $21 million. Medicare Supplement net sales fell 12%, while other health net sales declined 58%. First year collected premium also declined 46%.

While new sales of our limited-benefit health products are stronger than our Medicare Supplement plans, Medicare Supplement provides the greatest amount of health premium, representing 54% of non-Part D health premium for the three months ending March 31, 2009. Because Medicare Supplement products are generally more persistent than the limited-benefit product, Medicare Supplement premium actually grew in relative proportion to limited-benefit premium from 51% to 54% year-over-year.

The combination of the UA Branch Office Agency with the Liberty National Exclusive Agency, as previously mentioned under the caption Life Insurance, has resulted in this combined Agency being Torchmark’s largest in terms of health premium and net sales. This Agency represents almost 48% of all non-Part D health premium at $106 million. The UA Branch has historically been Torchmark’s largest health distributor, marketing limited-benefit health products, Medicare Supplements, and Medicare Part D. Liberty also markets limited-benefit products, concentrating on cancer insurance. Health premium income in the combined Agency declined 17% from prior year premium of $129 million. First-year collected premium fell 60% to $11 million. As noted earlier, increased competition in the health insurance market has caused declines in agent counts and thus decreased new sales, translating into declines in premium. The UA Branch Office net sales for the period declined 72% compared with the prior year from $25 million to $7 million (of which $1 million was for sales of Liberty National products). As discussed under the caption Life Insurance, the UA Branch Office agent count fell 41% to 1,567 from a year earlier, negatively impacting net sales and premium growth. This effect was more notable in Torchmark’s health segment as this Agency is a more prominent factor in our health operations. Also discussed under the Life Insurance caption are efforts designed to strengthen this Agency.

Liberty’s health net sales rose 53% to $4 million in 2009 on sales of limited-benefit health products, primarily cancer. Liberty’s net sales as a portion of total non-Part D health net sales rose from 5% in 2008 to 17%. The growth in sales is attributable to the increase in Liberty’s agent count, as discussed under the Life Insurance caption.

The UA Independent Agency consists of independent agencies appointed with Torchmark who also sell for other companies. The UA Independent Agency is Torchmark’s largest producer of Medicare Supplement insurance, with Medicare Supplement premium of $71 million in the 2009 period, representing approximately 58% of all Torchmark Medicare Supplement premium. However, sales and premium of this Agency have declined over the prior year. In the 2009 quarter, total net sales declined 26% to $7 million and total health premium fell 8% to $88 million.

Other agencies. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 13% of health premium in 2009 and 12% in 2008. The American Income Exclusive Agency markets a variety of limited-benefit plans, primarily accident. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response is also involved in marketing Medicare Part D.

Medicare Part D. Coverage under Torchmark’s Medicare Part D prescription drug plan for Medicare beneficiaries is marketed through our Direct Response organization. As described in Note G—Business Segments, we report our Medicare Part D business for segment analysis purposes as we view the business, in which expected full-year benefits are matched with the related premium income which is received evenly throughout the policy year. At this time, we have expensed benefits based on our expected benefit ratio of approximately 82% for the entire 2009 contract year. This ratio was 79% for the full year 2008. We describe the differences between the segment analysis and GAAP in Note G. Due to the design of the Medicare prescription drug product, claims are expected to be heaviest early in the calendar year. Management believes that the use of the full-year loss ratio is an appropriate measure for interim results, and also that these reporting differences will arise only on an interim basis and will be eliminated at the end of a full year, as they were in the full year of 2008. The increase in benefit ratio in 2009 was a result of our renegotiated contract with our pharmacy benefit manager which reduced fees and allowed us to enhance benefits while still maintaining margins on this business.

Medicare Part D premium was $46 million in 2009 compared with $47 million in 2008, after removal of the risk-sharing adjustment in both periods. Medicare Part D underwriting results are presented in the following chart. The adjustments which reconcile Part D results in accordance with our health segment analysis to Part D GAAP results are presented in the charts in Note G—Business Segments.

Medicare Part D

Summary of Medicare Part D Results

(Dollar amounts in thousands)

	Three months ended March 31,
	2009		2008
	Per Segment Analysis	GAAP	Per Segment Analysis	GAAP
Insurance underwriting income before other income and administrative expense	$4,819	$(11,585)	$4,899	$(8,372)

While we plan to continue to market our Medicare Part D product, we do not expect a high level of growth in this business in future periods. The number of enrollees in our Medicare Part D coverage is not expected to increase, as most eligible enrollees chose a carrier when the program was initiated. Additionally, as this is a government-sponsored program, we believe that regulatory changes could alter the outlook for this market.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Three months ended March 31, 2009
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$224,037	100	$45,888	100	$269,925	100
Net policy obligations	132,755	59	37,766	82	170,521	63
Commissions and acquisition expense	50,517	23	3,303	7	53,820	20

Insurance underwriting income before other income and administrative expense	$40,765	18	$4,819	11	$45,584	17

	Three months ended March 31, 2008
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$253,095	100	$46,621	100	$299,716	100
Net policy obligations	157,113	62	37,432	80	194,545	65
Commissions and acquisition expense	50,478	20	4,290	9	54,768	18

Insurance underwriting income before other income and administrative expense	$45,504	18	$4,899	11	$50,403	17

* Health other than Medicare Part D.

Underwriting margins for health insurance declined 10% or $5 million to $46 million. Total health premium also fell 10% to $270 million. As a percentage of health premium, underwriting margins remained stable at 17%. Declines in benefit ratios in health products other than Medicare Part D were offset by higher commissions and acquisition expense.

Annuities. We market fixed annuities. We discontinued marketing variable annuities in 2008. Annuities represent less than 1% of total premium income and total underwriting income. Annuities are not a major component of our marketing strategy and continue to diminish in relation to our other operations.

A summary of our annuity balances is as follows:

Annuity Deposit Balances

(Dollar amounts in millions)

	At March 31, 2009	At December 31, 2008	At March 31, 2008
Fixed	$1,013.8	$954.1	$891.1
Variable	564.5	625.1	1,040.2

	$1,578.3	$1,579.2	$1,931.3

Declines in equity markets over the past twelve months have had a significant effect on the variable policyholder account balance, as they have resulted in declines in the value of the underlying investments and increased policyholder withdrawals. The decline in the size of the annuity account balance has had a negative impact on annuity underwriting income. An analysis of annuity underwriting income is as follows:

Annuities

Summary of Results

(Dollar amounts in thousands)

	Three months ended March 31,		Increase
	2009	2008
Premium	$2,397	$3,981	$(1,584)
Policy obligations *	239	(718)	957
Commissions and acquisition expense	6,254	3,574	2,680

Insurance underwriting income before other income and administrative expense	$(4,096)	$1,125	$(5,221)

Underwriting income attributable to:
Fixed Annuities	$384	$372	$12
Variable Annuities	(4,480)	753	(5,233)

Insurance underwriting income before other income and administrative expense	$(4,096)	$1,125	$(5,221)

*	A significant portion of annuity profitability is derived from the spread of investment income exceeding contractual interest requirements. This spread results in negative net policy obligations.

Variable annuities generate earnings from periodic policy fees and charges to the account balances, reduced by net policy obligations and acquisition costs. Because policy charge revenues for variable annuities are based on the size of the policyholder’s account value, policy charges declined in 2009 as declining equity markets, voluntary terminations, and lower sales have resulted in decreases in the variable account balance. In addition to the reduction in underwriting income due to the decreased revenues, underwriting income on our variable business has been negatively affected by two other factors. Our products contain guaranteed minimum death benefits providing a minimum death benefit regardless of policyholder account value upon death. For this reason, we provide a reserve for this benefit, the cost of which increases as the policyholder account value declines. Additionally, because of the account balance decline, we expect that future revenues and profits will also decline. Therefore, the projections with regard to the deferred acquisition cost associated with this business are revised, resulting in a charge to reflect this revision or “true-up” of the projections. These two adjustments for charges in the guaranteed minimum death benefit and to “true-up” the deferred acquisition cost projections accounted for a charge to annuity underwriting income of $5.0 million in 2009, compared with $.9 million in 2008. The variable annuity business is our only business where revenue and margins are significantly impacted by changes in equity markets.

Operating expenses, comparing the first three months of 2009 with the first three months of 2008. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Three months ended March 31,
	2009		2008
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$19,518	2.9	$17,062	2.4
Other employee costs	7,140	1.0	8,322	1.2
Other administrative costs	9,788	1.4	11,387	1.6
Legal expense - insurance	2,269	0.3	2,430	0.3
Medicare Part D direct administrative expense	702	0.1	572	0.1

Total insurance administrative expenses	39,417	5.7	39,773	5.6

Parent company expense	1,932		1,659
Stock compensation expense	2,441		2,496
Loss on company-occupied property	0		2,129

Total operating expenses, per
Consolidated Statements of Operations	$43,790		$46,057

Insurance administrative expenses:
Increase (decrease) over prior year	(0.9)%		2.8%
Total operating expenses:
Increase (decrease) over prior year	(4.9)%		7.4%

Insurance administrative expenses decreased slightly over the prior year period, with increases in salaries more than offset by declines in administrative costs and legal expense. As a result of the effort to reduce inconsistencies in expense classification among our subsidiaries, we reclassified $2.6 million of deferrable administrative expense to acquisition expense in the 2009 quarter. This reduction in administrative expense was offset largely by an increase in pension and other employee benefit costs during the period. The re-class of deferred costs to acquisition costs will increase the amortization of acquisition costs in future periods. As described in Note E—Investments under the caption Other-Than-Temporary Impairments, certain real estate occupied by the Company was determined to not be recoverable and was written down to fair value during the 2008 period. As a result, we recorded a one-time pre-tax charge of $2.1 million. As explained in Note G—Business Segments, we remove such nonoperating items and items related to prior years when evaluating current operating results in our segment analysis.

Investments (excess investment income), comparing the first three months of 2009 with the first three months of 2008. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note G—Business Segments in the Notes to the Consolidated Financial Statements. It is defined as net investment income less both the interest credited to net policy liabilities and the interest cost associated with capital funding or “financing costs.” We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $4.0 billion of cash flow to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted share.

Excess Investment Income

(Dollar amounts in thousands)

	Three months ended March 31,		Increase (Decrease)
	2009	2008	Amount	%
Net investment income *	$168,977	$166,837	$2,140	1

Required interest on net insurance policy liabilities	(73,218)	(67,304)	(5,914)	9
Financing costs:
Interest on funded debt	(13,295)	(13,286)	(9)	0
Interest on short-term debt	(2,303)	(2,820)	517	(18)

Total financing costs	(15,598)	(16,106)	508	(3)

Excess investment income	$80,161	$83,427	$(3,266)	(4)

Excess investment income per diluted share	$0.96	$0.91	$0.05	5

Mean invested assets (at amortized cost)	$10,371,361	$10,070,310	$301,051	3
Average net insurance policy liabilities	5,427,278	5,036,387	390,891	8
Average debt and preferred securities (at amortized cost)	1,018,555	977,577	40,978	4

*	Net investment income per Torchmark’s segment analysis does not agree with Net investment income per the Consolidated Statements of Operations because management views our Trust Preferred Securities as consolidated debt, as presented in the Reconciliation in Note G—Business Segments.

As shown in the above table, excess investment income for the 2009 three months declined 4% to $80 million. On a per-share basis, excess investment income rose 5% to $.96, as a result of our share repurchase program.

The largest component of excess investment income is net investment income, which increased by 1% to $169 million. Growth in net investment income lagged the 3% growth in average invested assets (at amortized cost) during the 2009 quarter for two reasons. First, we held significantly more short-term investments during the 2009 period to provide more flexibility in this uncertain economic environment, and second, the yield on short-term investments during the 2009 quarter was significantly less than the 2008 quarter. Short-term investments averaged $307 million (3.0% of invested assets) during the 2009 quarter, an increase of $133 million over the $174 million (1.7% of invested assets) for the 2008 quarter. The yield on short-terms was 0.1% in 2009 compared with 3.1% in 2008. If (i) short-term investments during the 2009 quarter had been the same (both in amount and yield rate) as short-term investments during the 2008 quarter and (ii) we had invested the $133 million increase in short-term investments at 7.67% (the average yield rate on fixed maturity investment during the 2009 quarter), net investment income and excess investment income for the 2009 quarter would have been higher by $3.8 million.

The increase in net investment income was more than offset by an increase in the required interest on net insurance policy liabilities, causing the decline in excess investment income. Required interest increased $6 million or 9% to $73 million, compared with an 8% change in average net interest-bearing insurance policy liabilities.

Financing costs declined 3% to $16 million, primarily as a result of the reduction in short-term rates on our commercial paper facility.

Excess investment income benefits from increases in long-term rates available on new investments and decreases in short-term borrowing rates. Of these two factors, higher investment rates have the greater impact because the amount of cash that we invest is significantly greater than the amount that we borrow at short-term rates.

Investments (acquisitions), comparing the first three months of 2009 with the first three months of 2008. Torchmark’s current investment policy calls for investing almost exclusively in fixed maturities that are investment-grade and meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows are generally stable and predictable. If such longer-term securities do not meet our quality and yield objectives, new money is invested short-term, with maturities less than five years.

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

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the three months ended March 31,
	2009	2008
Cost of acquisitions:
Investment-grade corporate securities	$230	$431
Other	0	0

Total fixed-maturity acquisitions	$230	$431

Effective annual yield *	7.67%	7.25%

Average life, in years to:
Next call	24.7	22.0
Maturity	25.6	34.6

Average rating	A-	A-

*	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

During the first three months of 2009, we acquired fixed-maturities with yields higher than those available in recent periods. In the quarter, we acquired $230 million of fixed maturities with an average effective yield of 7.67% and an average rating of A-. This compares with $431 million of fixed maturities with an average yield of 7.25% and an average rating of A- acquired during the same period of 2008. The yield on 2009 acquisitions also compared favorably with the 6.97% yield on the total portfolio. The primary reason we invested less money in fixed-maturity investments during the 2009 quarter than we did during the 2008 quarter is that we held more short-term investments during the 2009 quarter, as explained above in the analysis of excess investment income. The fixed maturities that we acquired during both periods included a combination of investment-grade fixed maturity corporate bonds and investment-grade trust preferred securities (classified as redeemable preferred stocks). These securities spanned a diversified range of issuers, industry sectors, and geographical regions.

Investments (portfolio composition). The composition of the investment portfolio at book value on March 31, 2009 is as follows:

Invested Assets At March 31, 2009

(Dollar amounts in millions)

	Amount	% of Total
Fixed maturities (at amortized cost)	$9,569	93
Equities (at cost)	17	0
Mortgage loans	17	0
Investment real estate	2	0
Policy loans	364	4
Other long-term investments	39	0
Short-term investments	292	3

Total	$10,300	100

Approximately 93% of our investments at book value are in a diversified fixed-maturity portfolio. Policy loans, which are secured by policy cash values, make up an additional 4%. The remaining balance is comprised of other investments including equity securities, mortgage loans, and other long-term and short-term investments. Because fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities.

Fixed Maturities. The following table summarize certain information about our fixed-maturity portfolio by component at March 31, 2009:

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Corporates	$7,439	$62	$(1,527)	$5,974	78
Redeemable preferred stock	1,477	7	(661)	823	15
Municipals	261	1	(34)	228	3
Government-sponsored enterprises	182	2	(4)	180	2
Governments & agencies	24	1	(1)	24	0
Residential mortgage-backed securities	22	2	0	24	0
Commercial mortgage-backed securities	16	0	0	16	0
Collateralized debt obligations	109	0	(77)	32	1
Other asset-backed securities	39	1	(5)	35	1

Total fixed maturities	$9,569	$76	$(2,309)	$7,336	100

* At amortized cost

At March 31, 2009, fixed maturities had a fair value of $7.3 billion, compared with $7.8 billion at December 31, 2008 and $9.1 billion at March 31, 2008. Net unrealized losses on fixed maturities increased from $.4 billion at March 31, 2008 to $1.8 billion at

December 31, 2008 to $2.2 billion at March 31, 2009. Approximately 78% of our fixed maturity assets at amortized cost (81% at fair value) were corporate bonds and 15% were redeemable preferred stocks (11% at fair value). These corporate fixed maturities are diversified over a number of sectors, as discussed more fully below. Less than 2% of the assets were residential and commercial mortgage-backed securities and collateralized debt obligations (CDOs). The $109 million of CDOs make up 1% of the assets and are backed by trust preferred securities issued by banks and insurance companies. The $38 million of mortgage-backed securities, less than 1% of the assets, are rated AAA. Unless otherwise indicated, our security ratings are based on the Bloomberg Composite Rating, a blend of ratings of securities from four prominent rating agencies.

Investments in fixed maturity securities are diversified over a wide range of industry sectors. The following table summarizes certain information about our fixed-maturity portfolio by sector at March 31, 2009:

Fixed Maturities by Sector

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Financial- Life/Health/PC Insurance	$1,767	$0	$(655)	$1,112	18%
Financial- Bank	1,597	5	(571)	1,031	17
Financial- Financial Guarantor	106	0	(61)	45	1
Financial - Mortgage Insurer	75	0	(43)	32	1
Financial - Insurance Broker	50	0	(18)	32	1
Financial - Other	279	1	(101)	179	3
Utilities	1,200	17	(109)	1,108	12
Energy	833	7	(126)	714	9
Consumer, Non-cyclical	641	10	(66)	585	7
Consumer, Cyclical	457	4	(111)	350	5
Communications	572	3	(110)	465	6
Basic Materials	552	3	(114)	441	6
Transportation	297	4	(31)	270	3
Other Industrials	530	15	(78)	467	5
Collateralized Debt Obligations	109	0	(77)	32	0
Mortgage-backed Securities	38	2	0	40	1
Government	466	5	(38)	433	5

Total fixed maturities	$9,569	$76	$(2,309)	$7,336	100%

* At amortized cost

At March 31, 2009, 33% of the fair value of fixed maturity assets was in the financial sector, including 15% in life and health or property casualty insurance companies and 14% in banks. Financial guarantors and mortgage insurers comprised approximately 1% of the portfolio. After financials, the next largest sector was utilities, which comprised 15% of the portfolio at fair value. The balance of the portfolio is spread among 242 issuers in a wide variety of sectors.

The net unrealized loss on fixed maturity assets increased $440 million during the first quarter of 2009. Approximately 63% of the increase was attributable to corporate bonds and 49% to redeemable preferred stock. Approximately 98% of the increase was attributable to holdings in the financial sector, including 36% in life and health or property casualty insurance companies and 54% in banks. As discussed in Note E—Investments, we believe that a large part of the increase in unrealized losses during the 2009 quarter was attributable to illiquidity in the markets. We are encouraged by the efforts of the Federal government to help banks and insurance companies weather the current financial crisis, but the Company cannot predict at this time what impact these efforts will have on ultimate recovery.

An analysis of the fixed-maturity portfolio at March 31, 2009 by the Bloomberg Composite Rating is shown in the table below.

Fixed Maturities by Rating

(Dollar amounts in millions)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$347	4	$344	5
AA	405	4	362	5
A	2,773	29	2,333	32
BBB+	1,665	17	1,285	17
BBB	2,100	22	1,583	21
BBB-	1,013	11	727	10

Investment grade	8,303	87	6,634	90
Below investment grade:
BB	850	9	474	7
B	304	3	177	2
Below B	112	1	51	1

Below investment grade	1,266	13	702	10

	$9,569	100	$7,336	100

Of the $9.6 billion of fixed maturities, $8.3 billion were investment grade with an average rating of A-. Below investment grade bonds were $1.3 billion with an average rating of BB- and were 13% of fixed maturities compared with 7% at the end of 2008. Overall, the total portfolio was rated BBB+, the same as it was at the end of 2008, but lower than the A- of a year ago. Our current investment policy is to acquire only investment-grade obligations. Thus, any increases in below investment-grade issues are a result of ratings downgrades of existing holdings. Our investment portfolio contains no securities backed by sub-prime or Alt-A mortgages (loans for which some of the typical documentation was not provided by the borrower). We have no direct investments in residential mortgages, nor do we have any counterparty risks as we are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending. There are no off-balance sheet investments, as all investments are reported on our Consolidated Balance Sheets.

The amortized cost of below investment grade bonds increased approximately $550 million during the first quarter of 2009; the fair value increased approximately $240 million. This significant increase is due to the fact that bonds totaling $2.3 billion of amortized cost, or 24% of the fixed maturity portfolio, were downgraded by the rating agencies during the quarter. This compared with $2.1 billion of downgrades for the full year of 2008. Almost $400 million of the increase in the amortized cost of below investment grade bonds is attributable to holdings in the financial sector, including $210 million in banks and $115 million in insurance companies.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At March 31, 2009	At December 31, 2008	At March 31, 2008
Average annual effective yield (1)	6.98%	6.98%	6.99%
Average life, in years, to:
Next call (2)	15.4	15.2	14.6
Maturity (2)	21.8	21.6	21.3
Effective duration to:
Next call (2), (3)	6.8	6.9	7.4
Maturity (2), (3)	8.5	8.8	9.4

(1)	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
(2)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and (b) based on the maturity date of all bonds, whether callable or not.
(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

The average life of the portfolio has increased only slightly over the prior year. The decline in effective duration over the past twelve months was a result of higher discount rates implied by the decline in the market value of the portfolio, reducing sensitivity to changes in rates.

Realized Gains and Losses, comparing the first three months of 2009 with the first three months of 2008. As discussed in Note G—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity for reasons generally beyond the control of management, resulting in realized gains or losses. For this reason, management removes the effects of such gains and losses when evaluating its overall core operating results.

The following table summarizes our tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses), Net of Tax

(Dollar amounts in thousands, except for per share data)

	Three months ended March 31,
	2009		2008
	Amount	Per Share	Amount	Per Share
Fixed maturities and equities:
Investment sales	$74	$0.00	$(924)	$(0.01)
Investments called or tendered	0	0.00	(730)	(0.01)
Investment writedowns *	(45,022)	(0.54)	(2,155)	(0.02)
Portion assigned to OCI	3,903	0.05	0	0.00
Real estate writedowns *	0	0.00	(717)	(0.01)

Total	$(41,045)	$(0.49)	$(4,526)	$(0.05)

* Written down due to other-than-temporary impairment.

As described in Note E—Investments, under the caption Other-Than-Temporary Impairments, we wrote certain securities down to fair value during both 2009 and 2008 because we determined they were other-than-temporarily impaired. These writedowns resulted in charges of $52 million ($45 million after tax) in 2009 and $3.3 million ($2.2 million after tax) in 2008). However, because of the guidance permitted under the new FSP 115-2 and 124-2, we offset $6.0 million ($3.9 million after tax) of the 2009 losses with a charge to other comprehensive income.

Due to the current status of the entities written down in 2009, we expect our future net investment income to be reduced by approximately $2.3 million pretax per year. Additionally, as described in Note E, we wrote down a real estate investment to fair value in 2008, resulting in a loss of $1.1 million ($.7 million after tax).

Financial Condition

Liquidity. Liquidity provides Torchmark with the ability to meet on demand the cash commitments required by our business operations and financial obligations. Our liquidity is evidenced by positive cash flow, a portfolio of marketable investments, and the availability of a line of credit facility.

Insurance subsidiary liquidity. The operations of our insurance subsidiaries have historically generated substantial cash inflows in excess of immediate cash needs. Sources of cash flows for the insurance subsidiaries include primarily premium and investment income. Cash outflows from operations include policy benefit payments, commissions, administrative expenses, and taxes. The funds to provide for policy benefits, the majority of which are paid in future periods, are invested primarily in long-term fixed maturities to meet these long-term obligations. In addition to investment income, maturities, and scheduled repayments in the investment portfolio are sources of cash. Excess cash available from the insurance subsidiaries’ operations is generally distributed as a dividend to the parent company, subject to regulatory restriction. The dividends are generally paid in amounts equal to their prior year earnings calculated on a statutory basis.

Parent Company liquidity. An important source of Parent Company liquidity is the dividends from the insurance subsidiaries noted above. These dividends are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent. In the first three months of 2009, $51 million in dividends were paid to the Parent Company. For the full year 2009, dividends from the subsidiaries are expected to total approximately $385 million. After paying debt obligations, shareholder dividends, and other expenses (but before share repurchases), Torchmark expects to have excess operating cash flow (or free cash flow) in 2009 of approximately $320 million, with approximately $242 million of that amount available for the remainder of the year.

An additional source of liquidity for the Parent Company is a line of credit facility with a group of lenders which terminates on August 31, 2011. It allows unsecured borrowings and stand-by letters of credit up to $600 million. Up to $200 million in letters of credit can be issued against the facility. The line of credit is further designated as a back-up credit line for a commercial paper program under which we may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million, less any letters of credit issued. Interest is charged at variable rates. The facility has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreement, we are subject to certain covenants regarding capitalization and interest coverage with which we were in full compliance at March 31, 2009. As of March 31, 2009, $274 million face amount of commercial paper was outstanding ($273 million book value), $200 million letters of credit were issued, and there were no borrowings under the line of credit.

In addition to our existing credit facility, we have recently negotiated a commitment letter with two of the banks in our credit line to syndicate a new term loan credit facility for $100 to $150 million, of which $60 million has been committed. This proposed facility gives us the right to draw down a two year term loan at a variable interest rate based on

LIBOR and use the proceeds for general corporate purposes. We expect to have the facility fully committed by the end of May, 2009. We will possibly draw down this term loan and use the proceeds to retire the $99 million of funded debt which matures in August, 2009, discussed later in this report.

Torchmark qualifies for and is participating in the Commercial Paper Funding Facility (CPFF), a facility created by the Federal Reserve Board to purchase commercial paper from eligible issuers. Torchmark can issue approximately $305 million under the CPFF. As noted above, the par amount issued under this facility was $274 million at March 31, 2009. If we are unable to issue new paper in either the federal or non-federal markets due to a ratings downgrade or some other reason, we have multiple sources of liquidity available to retire the entire $274 million. In addition to our free cash flow, we have several other sources of liquidity, including the capacity to borrow up to $390 million from our companies without having to obtain regulatory approval.

Consolidated liquidity. Consolidated net cash inflows from operations were $218 million in the first three months of 2009, compared with $233 million in the same period of 2008. In addition to cash inflows from operations, our companies have received $48 million in investment calls and $177 million of scheduled maturities or repayments during the 2009 three months.

Cash and short term investments were $339 million at March 31, 2009, compared with $177 million at December 31, 2008 and $92 million at the end of March 31, 2008. We have increased our holdings in invested cash to provide additional flexibility in the current uncertain economic environment. In addition to these liquid assets, the entire $7.4 billion (fair value at March 31, 2009) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all of our fixed-income and equity securities are publicly traded. We generally expect to hold fixed-income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature.

Capital Resources. Our insurance subsidiaries maintain capital at a level to support their current operations and meet the requirements of the rating agencies.

On a consolidated basis, Torchmark’s capital structure consists of short-term debt (the commercial paper facility described above and the August, 2009 maturity of a long-term funded debt issue), long-term funded debt, and shareholders’ equity. The outstanding long-term debt at book value, including our Junior Subordinated Debentures, was $623 million at March 31, 2009 and December 31, 2008 and was $722 million at March 31, 2008. An analysis of long-term debt issues outstanding is as follows at March 31, 2009.

Long Term Debt at March 31, 2009

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Senior Debentures	2009	8 1/4%	$99.5	$99.5	$100.8
Notes	2023	7 7/8	165.6	163.1	169.1
Notes	2013	7 3/8	94.0	93.5	98.0
Senior Notes	2016	6 3/8	250.0	246.8	238.4
Issue expenses (1)				(4.2)

Total funded debt			609.1	598.7	606.3
Current maturity of long-term debt			(99.5)	(99.5)	(100.8)

Total long-term debt			509.6	499.2	505.5
Junior Subordinated Debentures (2)	2046	7.1	123.7	123.7	81.7	(3)

Total			$633.3	$622.9	$587.2

(1)	Unamortized issue expenses related to Torchmark’s Trust Preferred Securities.
(2)	Included in “Due to Affiliates” in accordance with accounting regulations.
(3)	Market value of the 7.1% Trust Preferred Securities which are obligations of an unconsolidated trust.

The $99.5 million of 8 1/4% Senior Debentures that mature in August, 2009 have been reclassified as short-term debt. If conditions in financial markets stabilize, we intend to refinance this debt with another long-term debt issue as long as terms are favorable. Otherwise, we intend to repay the debt with our excess cash flow or with the potential new short-term debt facility discussed earlier. This new facility would give us a lower cost means of refinancing the August maturity, and provides time for the market to improve before issuing long-term debt in a public offering.

Due to its strong liquidity and capital position, Torchmark has no intent at this point in time to issue equity or to decrease dividends. We acquired 2 million of our outstanding common shares on the open market with excess operating cash flow and short term borrowings at a cost of $47 million ($22.78 per share) during the first three months of 2009 under our ongoing share repurchase program. Please refer to the description of our share repurchase program under the caption Highlights in this report. We have temporarily suspended our share buyback program.

Shareholders’ equity was $2.0 billion at March 31, 2009. This compares with $2.2 billion at December 31, 2008 and $3.1 billion at March 31, 2008. During the twelve months since March 31, 2008, shareholder’s equity has been reduced by $356 million in share purchases and by $1.1 billion of unrealized losses after tax in the fixed maturity portfolio. As explained in Note E—Investments, the unrealized losses resulted primarily from illiquidity in the financial markets as a result of general economic conditions.

We are required by an accounting rule (SFAS 115) to revalue our available-for-sale fixed-maturity portfolio to fair market value at the end of each accounting period. These changes, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity.

Changes in the fair value of the portfolio in prior periods have resulted primarily from changes in interest rates in the financial markets. While SFAS 115 requires our fixed maturity assets to be revalued, it does not permit interest-bearing insurance policy liabilities supported by those assets to be valued at fair value in a consistent manner. If the liabilities were revalued in the same manner as the assets, the effect of interest rate changes on the related assets and liabilities would largely offset. However, due to the size of both the investment portfolio and our policy liabilities, this inconsistency in measurement can have a material impact on shareholders’ equity. More recently, the market value of our fixed maturity portfolio has been depressed due to bond market illiquidity resulting in a significant decrease in shareholders’ equity. Due to the long-term nature of our fixed maturities and liabilities and the strong cash flows generated by our insurance subsidiaries, we have the intent and ability to hold our securities to maturity. As such, we don’t expect to incur losses due to fluctuations in market value of fixed maturities caused by interest rate changes and illiquid markets.

Management removes the effect of SFAS 115 when analyzing Torchmark’s balance sheet, capital structure, and financial ratios in order to provide a more consistent and meaningful portrayal of the Company’s financial position from period to period.

The following table presents selected data related to capital resources. Additionally, the table presents the effect of SFAS 115 on relevant line items, so that investors and other financial statement users may determine its impact on our capital structure.

Selected Financial Data

	At March 31, 2009		At December 31, 2008		At March 31, 2008
	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*
Fixed maturities (millions)	$7,336	$(2,232)	$7,817	$(1,793)	$9,109	$(440)
Deferred acquisition costs (millions) **	3,443	134	3,395	107	3,218	27
Total assets (millions)	13,246	(2,098)	13,529	(1,685)	14,972	(413)
Short-term debt (millions)	373	0	404	0	241	0
Long-term debt (millions)	623	0	623	0	722	0
Shareholders’ equity (millions)	1,976	(1,364)	2,223	(1,095)	3,080	(268)

Book value per diluted share	23.88	(16.48)	26.24	(12.93)	33.92	(2.96)
Debt to capitalization ***	33.5%	10.5%	31.6%	8.0%	23.8%	1.5%

Diluted shares outstanding (thousands)	82,735		84,708		90,785
Actual shares outstanding (thousands)	82,735		84,708		89,786

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item.
**	Includes the value of insurance purchased.
***	Torchmark’s debt covenants require that the effect of SFAS 115 be removed to determine this ratio.

Interest coverage was 9.1 times in the 2009 quarter compared with 12.0 times in the 2008 quarter.

Pension assets. The following chart presents assets at fair value for our defined-benefit pension plans at March 31, 2009 and the prior-year end.

Pension Assets by Component

(Dollar amounts in thousands)

	March 31, 2009		December 31, 2008
	Amount	%	Amount	%
Corporate debt	$107,127	68.1	$70,417	40.3
Other fixed maturities	837	0.5	860	0.5
Equity securities	32,803	20.9	47,313	27.1
Short-term investments	4,371	2.8	44,802	25.6
Guaranteed annuity contract	9,966	6.3	9,997	5.7
Other	2,090	1.4	1,312	0.8

Total	$157,194	100.0	$174,701	100.0

The liability for the funded defined-benefit pension plans was $198 million at December 31, 2008. As disclosed in Note C—Postretirement Benefit Plans, contributions in the amount of $3 million have been made to the qualified pension plans as of March 31, 2009. Total contributions during 2009 are not expected to exceed $20 million. A life insurance policy on the lives of plan participants has been established with an unaffiliated carrier for the Company’s supplemental retirement plan. Premium for this coverage paid during the 2009 quarter was $11 million. This plan is unqualified and therefore the policyholder value of this policy is not included in the chart above.

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

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 2009.

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

As of the end of the fiscal quarter completed March 31, 2009, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended March 31, 2009, there have not been any significant changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

Item 1A.	Risk Factors

Torchmark has had no material changes to its risk factors.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2009	219,800	$32.56	219,800
February 1-28, 2009	1,000,000	24.89	1,000,000
March 1-31, 2009	850,000	18.26	850,000

On October 30, 2008, Torchmark’s Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be purchased. The Company has temporarily suspended the share repurchase program in light of current economic conditions.

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

TORCHMARK CORPORATION

Date: May 7, 2009	/s/ Mark S. McAndrew
Mark S. McAndrew
Chairman and Chief Executive Officer

Date: May 7, 2009	/s/ Gary L. Coleman
Gary L. Coleman, Executive Vice
President and Chief Financial Officer