Form 10-Q
period 2009-06-30
TORCHMARK CORP
filed 2009-08-07
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2009

Commission File Number 1-8052

TORCHMARK CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	63-0780404
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 South Stonebridge Drive, McKinney, Texas	75070
Address of principal executive offices)	(Zip Code)

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

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT JULY 31, 2009
Common Stock, $1.00 Par Value	82,734,765

Index of Exhibits (Page 72).

Total number of pages included are 73.

TORCHMARK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	June 30,	December 31,
	2009	2008 *
	(Unaudited)
Assets

Investments:
Fixed maturities, available for sale, at fair value
(amortized cost: 2009—$9,429,880 ; 2008—$9,609,856)	$8,068,051	$7,817,186
Equity securities, at fair value
(cost: 2009—$16,875; 2008—$16,876)	17,058	16,346
Policy loans	368,957	360,431
Other long-term investments	56,824	72,284
Short-term investments	628,535	130,954

Total investments	9,139,425	8,397,201
Cash	339,608	46,400
Accrued investment income	172,356	176,068
Other receivables	228,636	151,684
Deferred acquisition costs and value of insurance purchased	3,435,841	3,395,211
Goodwill	423,519	423,519
Other assets	230,142	180,944
Separate account assets	738,198	758,023

Total assets	$14,707,725	$13,529,050

Liabilities and Shareholders’ Equity

Liabilities:
Future policy benefits	$8,816,625	$8,475,020
Unearned and advance premiums	86,601	85,190
Policy claims and other benefits payable	218,449	236,313
Other policyholders’ funds	89,815	89,709
Total policy liabilities	9,211,490	8,886,232

Current and deferred income taxes payable	613,744	419,203
Other liabilities	264,211	215,508
Short-term debt	337,035	403,707
Long-term debt (fair value: 2009—$780,802 ; 2008—$515,249)	795,644	499,049
Due to affiliates	124,421	124,421
Separate account liabilities	738,198	758,023
Total liabilities	12,084,743	11,306,143

Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: -0- in 2009 and in 2008	0	0
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2009—85,874,748 issued, less 3,139,983 held in treasury and 2008—85,874,748 issued, less 1,167,101 held in treasury)	85,875	85,875
Additional paid-in capital	446,783	446,065
Accumulated other comprehensive income (loss)	(896,344)	(1,170,417)
Retained earnings	3,096,187	2,928,950
Treasury stock, at cost	(109,519)	(67,566)

Total shareholders’ equity	2,622,982	2,222,907

Total liabilities and shareholders’ equity	$14,707,725	$13,529,050

* Derived from audited financial statements

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Life premium	$415,044	$406,492	$827,792	$809,440
Health premium	264,014	289,084	535,354	592,748
Other premium	2,483	3,828	4,880	7,809

Total premium	681,541	699,404	1,368,026	1,409,997

Net investment income	167,354	167,826	336,397	334,729
Realized investment gains (losses)	8,478	807	8,592	(1,738)
Other-than-temporary impairments	(34,665)	(8,505)	(87,078)	(12,924)
Portion of impairment loss recognized in other comprehensive income	(3,442)	0	2,562	0
Other income	468	960	873	2,861

Total revenue	819,734	860,492	1,629,372	1,732,925

Benefits and expenses:
Life policyholder benefits	276,102	273,917	546,436	541,202
Health policyholder benefits	179,422	199,257	376,202	418,632
Other policyholder benefits	8,811	8,224	19,311	15,965

Total policyholder benefits	464,335	481,398	941,949	975,799

Amortization of deferred acquisition costs	104,205	97,634	218,873	196,272
Commissions and premium taxes	30,635	38,069	62,241	76,804
Other operating expense	45,236	43,967	89,026	90,024
Interest expense	14,916	14,818	30,580	30,990

Total benefits and expenses	659,327	675,886	1,342,669	1,369,889

Income before income taxes	160,407	184,606	286,703	363,036
Income taxes	(46,289)	(50,880)	(95,879)	(111,137)

Net income	$114,118	$133,726	$190,824	$251,899

Basic net income per share	$1.38	$1.49	$2.29	$2.79

Diluted net income per share	$1.38	$1.47	$2.29	$2.76

Dividends declared per common share	$0.14	$0.14	$0.28	$0.28

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$114,118	$133,726	$190,824	$251,899

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	850,294	(233,279)	366,236	(577,314)
Less: reclassification adjustment for (gains) losses on securities included in net income	26,091	7,389	78,390	13,250
Less: reclassification adjustment for other-than-temporarily impaired debt securities for which a portion of the loss was recognized in earnings	3,442	0	(2,562)	0
Less: reclassification adjustment for amortization of (discount) and premium	(1,436)	(3,363)	(4,503)	(6,051)
Less: foreign exchange adjustment on securities marked to market	(7,110)	(520)	(6,007)	1,781

Unrealized gains (losses) on securities	871,281	(229,773)	431,554	(568,334)
Unrealized gains (losses) on deferred acquisition costs	(49,518)	13,812	(22,406)	32,515
Total unrealized investment gains (losses)	821,763	(215,961)	409,148	(535,819)
Less applicable taxes	(287,617)	75,587	(143,202)	187,537

Unrealized gains (losses), net of tax	534,146	(140,374)	265,946	(348,282)

Foreign exchange translation adjustments	9,745	(112)	7,199	(2,450)
Less applicable taxes	(3,412)	40	(2,519)	857

Foreign exchange translation adjustments, net of tax	6,333	(72)	4,680	(1,593)

Amortization of pension costs	2,497	872	5,303	1,745
Less applicable taxes	(874)	(305)	(1,856)	(611)

Amortization of pension costs, net of tax	1,623	567	3,447	1,134

Other comprehensive income (loss)	542,102	(139,879)	274,073	(348,741)

Comprehensive income (loss)	$656,220	($6,153)	$464,897	($96,842)

See accompanying Notes to Consolidated Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash provided from operations	$360,359	$423,358

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	76,665	94,880
Fixed maturities available for sale—matured, called, and repaid	516,450	358,742
Other long-term investments	4,379	2,691

Total investments sold or matured	597,494	456,313
Investments acquired:
Fixed maturities	(475,619)	(671,202)
Other long-term investments	(8,559)	(7,969)

Total investments acquired	(484,178)	(679,171)
Net (increase) decrease in short-term investments	(497,581)	39,152
Net change in payable or receivable for securities	33,871	25,084
Disposition of properties	11	623
Additions to properties	(3,257)	(6,631)
Investment in low-income housing interests	(8,951)	(18,100)

Cash used for investment activities	(362,591)	(182,730)

Cash provided from (used for) financing activities:
Proceeds from exercise of stock options	749	9,599
Net proceeds from issuance of 9 1/4% Senior Notes	296,308	0
Net borrowings (repayments) of commercial paper	(66,656)	(77,656)
Tax benefit from stock option exercises	0	1,356
Acquisition of treasury stock	(47,564)	(246,016)
Cash dividends paid to shareholders	(23,442)	(24,335)
Net receipts (withdrawals) from deposit product operations	136,045	95,154

Cash provided by (used for) financing activities	295,440	(241,898)

Effect of foreign exchange rate changes on cash	0	(604)

Net increase (decrease) in cash	293,208	(1,874)
Cash at beginning of year	46,400	20,098

Cash at end of period	$339,608	$18,224

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at June 30, 2009, and the consolidated results of operations, comprehensive income and cash flows for the periods ended June 30, 2009 and 2008.

Note B—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Basic weighted average shares outstanding	82,734,765	89,461,429	83,301,945	90,124,870
Weighted average dilutive options outstanding	0	1,236,303	0	1,241,075

Diluted weighted average shares outstanding	82,734,765	90,697,732	83,301,945	91,365,945

Antidilutive shares*	9,473,841	1,809,112	9,535,506	1,529,514

*Antidilutive shares are excluded from the calculation of diluted earnings per share.

Unless otherwise specified, earnings per share data is assumed to be on a diluted basis.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans

Components of Post-Retirement Benefit Costs

	Three Months ended June 30,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost	$1,984	$1,891	$155	$175
Interest cost	3,522	3,637	244	245
Expected return on assets	(3,927)	(3,880)	0	0
Prior service cost	517	855	0	0
Net actuarial (gain)/loss	2,190	(72)	53	(83)

Net periodic benefit cost	$4,286	$2,431	$452	$337

Components of Post-Retirement Benefit Costs

	Six Months ended June 30,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost	$3,968	$3,781	$332	$337
Interest cost	7,052	7,274	488	493
Expected return on assets	(7,597)	(7,760)	0	0
Prior service cost	1,035	1,710	0	0
Net actuarial (gain)/loss	4,374	(13)	135	(169)

Net periodic benefit cost	$8,832	$4,992	$955	$661

During the 2009 six months, Torchmark has contributed $5 million to its qualified pension plan. The Company plans to contribute an amount not to exceed $20 million during 2009.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Adoption of New Accounting Standards

Fair Value Measurements: FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly (FSP 157-4), was issued by the Financial Accounting Standards Board (FASB) in April, 2009. This Statement is an amendment to FASB Statement No. 157, Fair Value Measurements, and provides additional guidance for estimating the fair value of assets or liabilities when the level of transaction activity has decreased and identifying when transactions are not orderly. The guidance re-emphasizes that fair value continues to be the exit price in an orderly market. FSP 157-4 was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted. This Statement does not require disclosure for comparative periods ending prior to the period of initial adoption. Torchmark elected to early adopt FSP 157-4 for the period beginning January 1, 2009. There were no significant changes in valuation techniques to arrive at fair value as a result of the adoption, other than techniques used to value holdings in collateralized debt obligations (CDOs). CDOs were valued based on the present value of expected cash flows under FSP 157-4, rather than by broker quotes as determined previously. The use of the technique to determine fair value by the present value of expected cash flows resulted in an immaterial difference in fair value and, therefore, the impact of adoption of FSP 157-4 was not material to the investment portfolio. See Note E—Investments under the caption Fair Value Measurements for the fair value disclosures required by FSP 157-4.

Other-Than-Temporary Impairments: The FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2 and 124-2), which amends the guidance for other-than-temporary impairments of debt securities and changes the presentation of other-than-temporary impairments in the financial statements. If an entity intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is to be considered other-than-temporarily impaired and the full amount of impairment must be charged to earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories, the portion of loss which is considered credit loss and the portion of loss which is due to other factors. The credit loss portion is charged to earnings while the loss due to other factors is charged to other comprehensive income, both charges net of tax. FSP 115-2 and 124-2 calls for an opening cumulative effect adjustment to reclassify any additional unrecognized after-tax credit loss on each previously other-than-temporarily impaired security held at the beginning of the period of adoption as an adjustment to retained earnings and a corresponding adjustment to accumulated other comprehensive income. FSP 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009, but early adoption was permitted for periods ending after March 15, 2009. Disclosures for earlier

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Adoption of New Accounting Standards (continued)

periods for comparative purposes are not required until the comparative periods end after initial adoption.

Torchmark elected to early adopt FSP 115-2 and 124-2 as of the periods beginning January 1, 2009. Adoption resulted in no cumulative effect adjustment to opening retained earnings or to accumulated other comprehensive income as of January 1, 2009. Invested assets, total assets, and total shareholders’ equity were not affected by adoption of this FSP. Application of this FSP resulted in an after-tax increase in net income of $1.7 million in the 2009 six months, because the portion of other-than-temporary impairment loss related to factors other than credit was recorded in other comprehensive income instead of being reflected in net income. See Note E—Investments under the caption Other-Than-Temporary Impairments for the fair value disclosures required by FSP 115-2 and 124-2.

Fair Value Disclosures: Torchmark elected to early adopt, as permitted, FASB Staff Position FAS 107-1 and APB 28-1, Disclosures About Fair Value of Financial Instruments (FSP 107-1 and APB 28-1), as of January 1, 2009. This Statement requires that the fair value of financial instruments be disclosed in the body or notes of an entity’s financial statements in both interim and annual periods. It also requires the disclosure of methods and assumptions used to estimate fair values. It does not require comparative disclosures for periods preceding adoption. Unless provided below, the fair value of all of Torchmark’s assets and liabilities are disclosed on the face of its Consolidated Balance Sheets. Fair values for cash, short-term investments, short-term debt, policy loans, receivables, and payables approximate carrying value. Fair values for long-term fixed maturity investments and equity securities are determined in accordance with SFAS 157, as amended by FSP 157-4. Additional information concerning the fair value of these securities is found in Note E—Investments under the caption Fair Value Measurements. The fair values of Torchmark’s long-term debt issues, along with its trust preferred securities, are based on quoted market prices. Mortgage loans, which are included in “Other invested assets,” are valued based on discounted cash flows. The fair value of mortgage loans was $17 million at June 30, 2009, compared with an amortized cost of $17 million at that date. At December 31, 2008, fair value was $18 million and amortized cost was $17 million.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments

Portfolio Composition:

A summary of fixed maturities and equity securities available for sale by cost or amortized cost and estimated fair value at June 30, 2009 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$17,424	$662	$(5)	$18,081	0%
Government-sponsored enterprises	80,630	0	(5,657)	74,973	1
GNMAs	10,751	1,059	0	11,810	0
States, municipalities and political subdivisions	256,482	783	(29,563)	227,702	3
Foreign governments	20,062	1,273	(91)	21,244	0
Corporates	7,423,543	139,356	(1,006,819)	6,556,080	81
Residential mortgage-backed securities	10,794	784	0	11,578	0
Commercial mortgage-backed securities	3,554	51	0	3,605	0
Collateralized debt obligations	88,919	0	(62,211)	26,708	0
Asset-backed securities	39,081	644	(3,686)	36,039	1
Redeemable preferred stocks	1,478,640	10,733	(409,142)	1,080,231	14

Total fixed maturities	$9,429,880	$155,345	$(1,517,174)	$8,068,051	100%

Equity securities:
Common stocks:
Banks and insurance companies	$776	$213	$(52)	$937
Industrial and all others	0	1	0	1
Non-redeemable preferred stocks	16,099	645	(624)	16,120

Total equity securities	$16,875	$859	$(676)	$17,058

Total fixed maturities and equity securities	$9,446,755	$156,204	$(1,517,850)	$8,085,109

* At fair value

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

Net unrealized losses on fixed maturities declined from $1.8 billion at December 31, 2008 to $1.4 billion at June 30, 2009. By sector, the largest unrealized losses were in the financial sector, which comprised 41% of the portfolio at amortized cost, but 74% of total net unrealized losses. Based upon conditions observed in the bond market and the commercial paper market, management believes that much of the unrealized losses at both June 30, 2009 and at December 31, 2008 were attributable to illiquidity in the market. Management expects Torchmark’s investment in these securities to be fully recoverable.

A schedule of fixed maturities by contractual maturity date at June 30, 2009 is shown below on an amortized cost basis and on a fair value basis. Actual maturity dates could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$426,923	$434,553
Due from one to five years	738,127	738,444
Due from five to ten years	410,777	403,720
Due from ten to twenty years	2,526,327	2,100,404
Due after twenty years	5,174,627	4,301,190

	9,276,781	7,978,311

Mortgage-backed and asset-backed securities	153,099	89,740

	$9,429,880	$8,068,051

Proceeds from sales of fixed maturities available for sale were $77 million in the first six months of 2009 compared with $95 million in the same period of 2008. Gross gains realized on those sales were $7.4 million in the first six months of 2009 compared with $1.7 million in the same period of 2008. There were no gross losses in the first six months of 2009 compared with $1.8 million in the same period of 2008. The basis on which cost was determined in computing realized gains or losses was by the specific identification method.

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

The following table represents assets measured at fair value on a recurring basis:

	Fair Value Measurements at June 30, 2009 Using:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government and agencies	$0	$18,081	$0	$18,081
Government-sponsored enterprises	0	74,973	0	74,973
GNMAs	0	11,810	0	11,810
States, municipalities and political	0	227,702	0	227,702
Foreign governments	0	21,244	0	21,244
Corporates	31,996	6,521,654	2,430	6,556,080
Residential mortgage-backed securities	0	11,578	0	11,578
Commercial mortgage-backed securities	0	3,605	0	3,605
Collateralized debt obligations	0	0	26,708	26,708
Asset-backed securities	0	29,470	6,569	36,039
Redeemable preferred stocks	215,831	852,551	11,849	1,080,231

Total fixed maturities	247,827	7,772,668	47,556	8,068,051

Equity securities:
Common stocks:
Banks and insurance companies	298	0	639	937
Industrial and all others	1	0	0	1
Non-redeemable preferred stocks	16,057	63	0	16,120

Total equity securities	16,356	63	639	17,058

Total fixed maturities and equity securities	$264,183	$7,772,731	$48,195	$8,085,109

Percent of total	3.3%	96.1%	0.6%	100.0%

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

The great majority of our fixed maturities are not actively traded and direct quotes are not generally available. Management therefore determines the fair values of these securities after consideration of data provided by third-party pricing services and independent broker/dealers. Over 98% of the fair value reported at June 30, 2009 was determined using data provided by third-party pricing services. Prices provided by third-party pricing services are not binding offers but are estimated exit values. They are based on observable market data inputs which can vary by security type. Such inputs include benchmark yields, available trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market data. Where possible, these prices were corroborated against other independent sources. When corroborated prices produce small variations, the close correlation indicates observable inputs and the median value is used. When corroborated prices vary more than substantially, additional analysis is required to determine which value is the most appropriate. When only one price is available, it is used if based on observable inputs and analysis confirms that it is appropriate. All fair value measurements based on prices determined with observable market data are reported as Level 1 or Level 2 measurements.

When third-party vendor prices are not available, the Company attempts to obtain at least three quotes from broker/dealers for each security. When at least three quotes are obtained, and the standard deviation of such quotes is less than 3%, (suggesting that the independent quotes were likely derived using similar observable inputs), the Company will use the median quote and will classify the measurement as Level 2. At June 30, 2009, there were no assets valued as Level 2 in this manner with broker quotes.

When the standard deviation is 3% or greater, or the Company cannot obtain three quotes, then additional information and management judgment are required to establish the fair value. The measurement is then classified as Level 3. The Company uses information and evaluation techniques deemed appropriate for determining the point within the range of reasonable fair value estimates that is most representative of fair value under current market conditions. As of June 30, 2009, fair value measurements classified as Level 3 represented less than 1% of total fixed maturities and equity securities.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

The following tables represent changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the three months ended June 30, 2009
	Asset- backed securities	Collateralized debt obligations	Corporates*	Other	Equities	Total
Balance at April 1, 2009	$5,526	$32,484	$82,340	$0	$639	$120,989
Total gains or losses:
Included in realized gains/losses	0	(21,893)	0	0	0	(21,893)
Included in other comprehensive income	1,088	14,407	(8,727)	0	0	6,768
Purchases, issuances, and settlements, net	(45)	1,710	381	0	0	2,046
Transfers in and/or out of Level 3	0	0	(59,715)	0	0	(59,715)

Balance at June 30, 2009	$6,569	$26,708	$14,279	$0	$639	$48,195

Percent of total fixed maturity and equity securities	0.1%	0.3%	0.2%	0.0%	0.0%	0.6%

* Includes redeemable preferred stocks

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the six months ended June 30, 2009
	Asset- backed securities	Collateralized debt obligations	Corporates*	Other	Equities	Total
Balance at January 1, 2009	$23,077	$14,158	$164,881	$623	$624	$203,363
Total gains or losses:
Included in realized gains/losses	0	(45,441)	0	0	0	(45,441)
Included in other comprehensive income	212	54,977	(9,879)	0	15	45,325
Purchases, issuances, and settlements, net	(90)	3,014	748	0	0	3,672
Transfers in and/or out of Level 3	(16,630)	0	(141,471)	(623)	0	(158,724)

Balance at June 30, 2009	$6,569	$26,708	$14,279	$0	$639	$48,195

Percent of total fixed maturity and equity securities	0.1%	0.3%	0.2%	0.0%	0.0%	0.6%

* Includes redeemable preferred stocks

The collateral underlying CDOs for which fair values are reported as Level 3 consists primarily of trust preferred securities issued by banks and insurance companies. None of the collateral is subprime or Alt-A mortgages (loans for which the typical documentation was not provided by the borrower). Of the change in the fair value of Level 3 assets still held at the reporting date, $45 million of realized investment losses was included as a charge to net income.

Other-Than-Temporary Impairments:

During the first six months of 2009, the Company determined that certain of its holdings in fixed maturities were other-than-temporarily impaired, resulting in writedowns of $85 million ($58 million after tax) on CDOs and corporate bonds. Writedowns for other-than-temporary impairment are included in realized investment losses. The pretax writedown includes the writedowns of CDOs with a carrying amount of $53 million to a fair value of $5 million, resulting in a total pretax writedown of $48 million. However, in accordance with FSP 115-2 and 124-2, $45 million of the writedown was determined to be the result of a credit loss and was charged to earnings while the remaining $3 million was charged to other comprehensive income. The credit loss portion on the CDOs was

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

determined as the difference between the securities’ amortized cost and the present value of expected future cash flows. These expected cash flows were determined using judgment and the best information available to the Company, and were discounted at the securities’ original effective rate. Inputs used to derive expected cash flows included default rates, current levels of subordination, and loan-to-collateral value ratios. Management has determined that the present value of future cash flows is a better measure of fair value due to limited observable market data and because the market for these securities is not active and does not reflect orderly transactions. The pre-tax writedown for other-than-temporary impairment on corporate bonds of $39 million was all credit related and was included in the charge to earnings.

In the first six months of 2008, $12 million ($8 million after tax) of other-than-temporary impairment writedowns on fixed maturities were taken. Also during the 2008 period, certain real estate holdings were written down because the carrying values of these properties were not expected to be recoverable. The writedowns consisted of Company-occupied property in the amount of $2.1 million ($1.4 million after tax) and investment real estate in the amount of $1.1 million ($.7 million after tax). The loss on Company-occupied property was included in operating expenses and the loss on invested real estate was included as a realized investment loss.

The following table discloses unrealized investment losses by class of investment at June 30, 2009. Torchmark considers these investments to be only temporarily impaired, because it does not intend to sell or expect to be required to sell these investments.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES

At June 30, 2009

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$1,798	$(5)	$0	$0	$1,798	$(5)
Government-sponsored enterprises	50,080	(1,909)	24,893	(3,748)	74,973	(5,657)
States, municipalities and political subdivisions	407	(11)	220,357	(29,552)	220,764	(29,563)
Foreign governments	5,542	(91)	0	0	5,542	(91)
Corporates	983,851	(128,395)	2,983,801	(878,424)	3,967,652	(1,006,819)
Residential mortgage-backed securities	0	0	0	0	0	0
Commercial mortgage-backed securities	0	0	0	0	0	0
Collateralized debt obligations	0	0	23,921	(62,211)	23,921	(62,211)
Asset-backed securities	12,181	(964)	7,678	(2,722)	19,859	(3,686)
Redeemable preferred stocks	126,147	(15,779)	902,206	(393,363)	1,028,353	(409,142)

Total fixed maturities	$1,180,006	$(147,154)	$4,162,856	$(1,370,020)	$5,342,862	$(1,517,174)

Equity securities:
Common stocks:
Banks and insurance companies	$298	$(52)	$0	$0	$298	$(52)
Industrial and all others	0	0	0	0	0	0
Non-redeemable preferred stocks	62	(36)	1,412	(588)	1,474	(624)

Total equity securities	$360	$(88)	$1,412	$(588)	$1,772	$(676)

Total fixed maturities and equity securities	$1,180,366	$(147,242)	$4,164,268	$(1,370,608)	$5,344,634	$(1,517,850)

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

Torchmark held 160 issues (CUSIP numbers) at June 30, 2009 that had been in an unrealized loss position for less than twelve months, compared with 373 issues at December 31, 2008. Additionally, 435 and 330 issues had been in an unrealized loss position twelve months or longer at June 30, 2009 and December 31, 2008, respectively. Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,628 issues at June 30, 2009 and 1,686 issues at December 31, 2008. The weighted average quality rating of all unrealized loss positions as of June 30, 2009 was BBB.

The following table presents an analysis of the changes in Torchmark’s amounts related to credit loss positions for the three and six months ended June 30, 2009.

Analysis of Amounts Related to Bifurcated Credit Losses*

	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009
Balance at beginning of period	$(15,426)	$0

Additions for which a credit loss related to other-than-temporary impairment:
Was not previously recognized	(15,301)	(30,727)
A portion of which was recognized previously, when there was no intent to sell or the expectation of requirement to sell	0	0

Reductions due to:
Sale	0	0
Loss previously recognized in other comprehensive income when there was intent to sell or the expectation of requirement to sell	0	0
Loss fully recognized in income and no longer bifurcated	15,426	15,426
Amortization	0	0

Balance at end of period	$(15,301)	$(15,301)

* Losses due to other-than-temporary impairment for which a portion was recognized in other comprehensive income.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Income Taxes

The effective income tax rate differed from the expected 35% rate as shown below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
Expected income taxes	$56,142	35.0	$64,612	35.0	$100,346	35.0	$127,063	35.0

Increase (reduction) in income taxes resulting from:
Tax-exempt investment income	(954)	(0.6)	(1,055)	(0.6)	(1,916)	(0.7)	(2,118)	(0.6)
Tax settlements	(168)	(0.1)	(11,469)	(6.2)	(3,031)	(1.1)	(11,287)	(3.1)
Low income housing investments	(1,493)	(0.9)	(1,287)	(0.7)	(2,960)	(1.0)	(2,574)	(0.7)
Tax valuation allowance	(7,503)	(4.7)	0	0.0	3,450	1.2	0	0.0
Other	265	0.2	79	0.0	(10)	0.0	53	0.0

Income tax expense	$46,289	28.9	$50,880	27.6	$95,879	33.4	$111,137	30.6

The effective income tax rate for the three and six month periods ended June 30, 2009 differed from the effective income tax rate for the same period of 2008, primarily due to the changes in the deferred tax valuation allowance in 2009 and settlements with Canadian income tax authorities in 2008.

As discussed in Note E—Investments under the caption Other-Than-Temporary Impairments, the Company wrote down certain fixed maturities through realized investment losses. Before tax, the losses totaled $85 million for the six month period ended June 30, 2009. At the 35% statutory tax rate, the related income tax benefit would have been $30 million. To recognize this tax benefit, the Company had to determine whether it is more likely than not that the benefit will be realized through the offset of future capital gains. In making this determination, current accounting rules required management to consider only potential gains that existed on the balance sheet as of June 30, 2009. As a result of such analysis, management set up a tax valuation allowance of $3 million at June 30, 2009 which resulted in the tax benefit being $3 million lower. The Company had previously established a tax valuation allowance of $11 million at March 31, 2009, but decreased the allowance to $3 million at June 30, 2009 due to an increase in the amount of unrealized gains at June 30, 2009.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Income Taxes (continued)

For federal income tax purposes, the realized losses from impairments will not be incurred until the related securities are sold or the Company’s interest in them is terminated due to bankruptcy or similar proceedings. In addition, the Company has five years from the date of the tax loss to carry forward these losses and offset them against any future capital gains. If in a future period, the Company determines that it can more likely than not offset its losses with future capital gains, the valuation allowance will be reduced at that time.

Regarding the tax settlements with Canadian income tax authorities, these authorities had proposed certain adjustments with respect to their examination of Torchmark’s tax returns through 2002. Torchmark filed an appeal with the Tax Court of Canada which ruled in Torchmark’s favor in May of 2008. The tax benefit relating to this settlement was recognized for the period ended June 30, 2008.

Note G—Business Segments

Torchmark is comprised of life insurance companies which market primarily individual life and supplemental health insurance products through niche distribution systems primarily to middle income Americans. To a limited extent, the Company also markets fixed annuities. Torchmark’s core operations are insurance marketing and underwriting, and management of its investments. Insurance marketing and underwriting is segmented by the types of insurance products offered: life, health, and annuity. Management’s measure of profitability for each insurance segment is insurance underwriting margin, which is underwriting income before other income and insurance administrative expenses. It represents the profit margin on insurance products before administrative expenses, and is calculated by deducting net policy obligations, commissions and other acquisition expenses from premium revenue. Torchmark further views the profitability of each insurance product segment by the marketing groups that distribute the products of that segment: direct response, independent, or captive/career agencies.

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

As noted, Torchmark’s “core operations” are insurance and investment management. The insurance segments issue policies for which premiums are collected for the eventual payment of policy benefits. In addition to policy benefits, operating expenses are incurred including acquisition costs, administrative expenses, and taxes. Because life and health contracts can be long term, premium receipts in excess of current expenses are invested. Investment activities, conducted by the Investment segment, focus on seeking quality investments with a yield and term appropriate to support the insurance product obligations. These investments generally consist of fixed maturities, and, over the long term, the expected yields are taken into account when setting insurance premium rates and product profitability expectations. As a result, fixed maturities are generally held for long periods to support the liabilities, and Torchmark generally expects to hold investments until maturity. Dispositions of investments occur from time to time, generally as a result of credit deterioration, calls by issuers, or other factors usually beyond the control of management. Dispositions are sometimes required in order to maintain the Company’s investment policies and objectives. Investments are also occasionally written down as a result of other-than-temporary impairment. Torchmark does not actively trade investments for profit. As a result, realized gains and losses from the disposition and write down of investments are generally incidental to operations and are not considered a material factor in insurance pricing or product profitability. While from time to time these realized gains and losses could be significant to net income in the period in which they occur, they have a limited effect on the yield of the total investment portfolio. Further, because the proceeds of the disposals are reinvested in the portfolio, the disposals have little effect on the size of the portfolio and the income from the reinvestments is included in net investment income. Therefore, management removes realized investment gains and losses from results of core operations when evaluating the performance of the Company. For this reason, these gains and losses are excluded from Torchmark’s operating segments.

Torchmark accounts for its stock options and restricted stock under current accounting guidance requiring stock options and stock grants to be expensed based on fair value at the time of grant. Management considers stock compensation expense to be an expense of the Parent Company. Therefore, stock compensation expense is treated as a Corporate expense in Torchmark’s segment analysis.

Torchmark provides coverage under the Medicare Part D prescription drug plan for Medicare beneficiaries. In accordance with GAAP, Part D premiums are recognized evenly throughout the year when they become due but benefit costs are recognized when the costs are incurred. Due to the design of the Part D product, premiums are evenly distributed throughout the year, but benefit costs are much higher earlier in the year. As a

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

result, under GAAP, benefit costs can exceed premiums in the first part of the year, but be less than premiums during the remainder of the year. For segment reporting purposes, Torchmark has elected to defer $25 million excess benefits incurred in the first six months of 2009 to the remainder of the year in order to more closely match the benefit cost with the associated revenue. In the 2008 six-month period, $23 million in excess benefits were deferred. For the full year of 2008, the total premiums and benefits were the same under this alternative method as they were under GAAP and are expected to be so in 2009. The Company’s presentation results in the underwriting margin percentage of each interim period reflecting the expected margin percentage for the full year. In addition, GAAP recognizes in each quarter a government risk-sharing premium adjustment consistent with the contract as if the quarter represented an entire contract period. Torchmark did not include this $8 million GAAP adjustment in the first six months of 2009 or the comparable $6 million adjustment in the first six months of 2008 for segment reporting purposes. These adjustments were removed because these contract payments are based upon the experience of the full contract year, not the experience of interim periods. For the entire year, we expect our benefit ratio to be in line with the pricing and we do not expect to receive any government risk-sharing premium. The difference between the interim results as presented for segment purposes and GAAP for both 2009 and 2008 was a charge of $17 million ($11 million after tax).

The Company recorded a $3.2 million tax settlement benefit related to prior years during the first six months of 2009 which primarily resulted from the favorable settlement of U.S. federal income tax issues related to prior years. Additionally, a $10.1 million tax settlement benefit was recorded in the 2008 period resulting primarily from the favorable resolution of litigation concerning tax liabilities asserted by Canadian tax authorities covering several prior years. More information on these tax settlements is provided in Note F—Income Taxes in the Notes to Consolidated Financial Statements. Torchmark received a pre-tax litigation settlement, net of expenses, of $1.3 million ($.9 million after tax) in 2008 from litigation concerning an investment owned and disposed of several years ago. Management removes items related to prior periods such as these tax and litigation items when analyzing its ongoing core results.

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the six months ended June 30, 2009
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$827,792	$527,262	$4,880			$8,092	(1)	$1,368,026
Net investment income				$336,265		132	(2)	336,397
Other income					$1,386	(513	)(4)	873

Total revenue	827,792	527,262	4,880	336,265	1,386	7,711		1,705,296
Expenses:
Policy benefits	546,436	351,202	19,311			25,000	(1)	941,949
Required interest on net reserves	(213,483)	(16,984)	(21,953)	252,420				0
Amortization of acquisition costs	238,178	77,344	6,296	(102,945)				218,873
Commissions and premium tax	35,567	27,034	153			(513	)(4)	62,241
Insurance administrative expense(3)					79,248			79,248
Parent expense					4,572			4,572
Stock compensation expense					5,206			5,206
Interest expense				30,448		132	(2)	30,580

Total expenses	606,698	438,596	3,807	179,923	89,026	24,619		1,342,669

Subtotal	221,094	88,666	1,073	156,342	(87,640)	(16,908)		362,627
Nonoperating items						16,908	(1)	16,908

Measure of segment profitability (pretax)	$221,094	$88,666	$1,073	$156,342	$(87,640)	$0		379,535

Deduct applicable income taxes								(128,078)

Segment profits after tax								251,457

Add back income taxes applicable to segment profitability	128,078
Add (deduct) realized investment gains (losses)	(75,924)
Deduct Part D adjustment (1)	(16,908)

Pretax income per Consolidated Statement of Operations	$286,703

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which match expected benefits with policy premium.
(2)	Reclassification of interest amount due to FIN46R (accounting rule requiring deconsolidaton of Trust Preferred Securities). Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the six months ended June 30, 2008
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$809,440	$586,635	$7,809			$6,113	(1)	$1,409,997
Net investment income				$334,597		132	(2)	334,729
Other income					$1,870	991	(4,5,6)	2,861

Total revenue	809,440	586,635	7,809	334,597	1,870	7,236		1,747,587
Expenses:
Policy benefits	541,202	395,989	15,965			22,643	(1)	975,799
Required interest on net reserves	(202,302)	(15,460)	(17,523)	235,285				0
Amortization of acquisition costs	221,639	66,498	7,169	(99,034)				196,272
Commissions and premium tax	37,186	40,090	99			(571	)(4)	76,804
Insurance administrative expense(3)					77,962	2,129	(7)	80,091
Parent expense					4,352			4,352
Stock compensation expense					5,581			5,581
Interest expense				30,858		132	(2)	30,990

Total expenses	597,725	487,117	5,710	167,109	87,895	24,333		1,369,889

Subtotal	211,715	99,518	2,099	167,488	(86,025)	(17,097)		377,698
Nonoperating items						17,097	(1,5,6,7)	17,097

Measure of segment profitability (pretax)	$211,715	$99,518	$2,099	$167,488	$(86,025)	$0		394,795

Deduct applicable income taxes								(132,359)

Segment profits after tax								262,436

Add back income taxes applicable to segment profitability	132,359
Add (deduct) realized investment gains (losses)	(14,662)
Add (deduct) net proceeds from legal settlements(5)	1,337
Deduct Part D adjustment (1)	(16,530)
Add gain from sale of agency buildings(6)	225
Loss on Company-occupied property(7)	(2,129)

Pretax income per Consolidated Statement of Operations	$363,036

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which match expected benefits with policy premium.
(2)	Reclassification of interest amount due to FIN46R (accounting rule requiring deconsolidaton of Trust Preferred Securities). Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Legal settlements related to disposed subsidiary.
(6)	Gain from sale of agency buildings.
(7)	Loss on Company-occupied property.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Six months ended June 30,		Increase (Decrease)
	2009	2008	Amount	%
Life insurance	$221,094	$211,715	$9,379	4
Health insurance	88,666	99,518	(10,852)	(11)
Annuity	1,073	2,099	(1,026)	(49)
Other:
Other income	1,386	1,870	(484)	(26)
Administrative expense	(79,248)	(77,962)	(1,286)	2
Investment	156,342	167,488	(11,146)	(7)
Corporate and adjustments	(9,778)	(9,933)	155	(2)

Pretax total	379,535	394,795	(15,260)	(4)
Applicable taxes	(128,078)	(132,359)	4,281	(3)

After-tax total	251,457	262,436	(10,979)	(4)
Reconciling items:
Realized gains (losses) (after tax)	(52,802)	(9,530)	(43,272)
Part D adjustment (after tax)	(10,990)	(10,744)	(246)
Tax settlements from issues related to prior years	3,159	10,106	(6,947)
Net proceeds (costs) of legal settlements (after tax)	0	869	(869)
Gain on sale of agency buildings (after tax)	0	146	(146)
Loss on Company-occupied property (after tax)	0	(1,384)	1,384

Net income	$190,824	$251,899	$(61,075)	(24)

Note H—Debt Offering

On June 30, 2009, Torchmark issued $300 million principal amount of 9.25% Senior Notes due June 15, 2019. Interest on the Notes is payable semi-annually commencing on December 15, 2009. Proceeds from the issuance of this debt, net of expenses, were $296 million. The Notes are redeemable by Torchmark in whole or in part at any time subject to a “make-whole” premium, whereby the Company would be required to pay the greater of the full principal amount of the Notes or otherwise the present value of the remaining

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note H—Debt Offering (continued)

repayment schedule of the Notes discounted at a rate of interest equivalent to the rate of a United States Treasury security of comparable term plus a spread of 75 basis points. Torchmark intends to use the net proceeds from this offering to repay its $99 million 8 1/4% Senior Debentures which mature on August 15, 2009 (plus accrued interest) and for other general corporate purposes.

Note I—Subsequent Events

Torchmark adopted Financial Accounting Standards Board (FASB) Statement No. 165, Subsequent Events (SFAS 165), effective for Torchmark for the periods ending June 30, 2009. This Statement introduces the concept of the date the financial statements are available to be issued, after which date subsequent events will not have been evaluated for reporting purposes. For the reporting periods ended June 30, 2009, Torchmark’s date through which subsequent events were considered was August 6, 2009, which was also the date that the financial statements were available to be issued.

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

The tables in Note G—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the six-month periods ended June 30, 2009 and 2008. Additionally, a table in that note, Analysis of Profitability by Segment, provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles those measures to our net income. That summary represents our overall operations in the manner that management views the business, and is a basis of the following highlights discussion.

A discussion of operations by each segment follows later in this report. These discussions compare the first six months of 2009 with the same period of 2008, unless otherwise noted.

Highlights, comparing the first six months of 2009 with the first six months of 2008. Net income per diluted share declined 17% to $2.29. Net income for the 2009 period reflects an after-tax charge of $.63 per share for realized investment losses of which $.70 was attributable to writedowns of securities determined to be other-than-temporarily impaired. These writedowns are discussed in detail in Note E—Investments under the caption Other-Than-Temporary Impairments in this report. Net income per share during the 2008 period reflected an after tax loss of $.10 per share for realized investment losses of which $.09 was a result of other-than-temporary impairments of fixed maturities and real estate. Additionally, as explained in Note G—Business Segments, differences in our estimate of interim results for Medicare Part D as we view this product for segment purposes and GAAP resulted in an $11 million after-tax charge to 2009 earnings or $.13 per share, compared with a charge of $11 million after-tax or $.12 per share in the prior period. We expect our 2009 full year benefit ratios to be approximately the same as those for interim periods, as was the case in 2008 and prior years. For this reason, there should be no differences in segment versus GAAP reporting by year end 2009, as it relates to Medicare Part D.

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

Total premium income declined 3% for the 2009 six months to $1.4 billion, as health premium declined 10%. Total net sales declined 8% to $217 million. First-year collected premium declined 13% to $165 million for the period.

Life insurance premium income grew 2% to $828 million. Life net sales increased in each of Torchmark’s major distribution groups, increasing 12% in total to $164 million. First-year collected life premium rose 7% to $111 million. Life underwriting margins increased 4% to $221 million.

Health insurance premium income, excluding Medicare Part D premium, decreased 12% to $436 million. Health net sales, excluding Part D, declined 50% to $40 million and first-year collected health premium, excluding Part D, declined 47% to $42 million. These declines resulted primarily from the increased turnover of agents in our United American (UA) Branch Office Agency. This Agency has historically been a key distributor of our health products, but has been facing increased competition in recent periods. We are addressing the turnover in the UA Branch Office Agency by combining this Agency with the Liberty National Exclusive Agency, offering the agents new lines of products to sell with new compensation incentives focused on marketing those products. Beginning in 2009, we have combined the financial results for Liberty National and the UA Branch Office systems to reflect their ongoing consolidation. We will continue to report net sales and producing agents separately for the balance of 2009. Health underwriting income of $79 million, excluding Part D, remained at 18% of premium in 2009.

Our Medicare Part D prescription drug business is a component of the health insurance segment. In the manner we view our Medicare Part D business as described in Note G—Business Segments, policyholder premium was $91 million in both 2009 and 2008. Underwriting income declined slightly to $10 million.

Excess investment income per diluted share increased 3% to $1.88, while excess investment income declined 7% to $156 million. Net investment income increased $2 million or less than 1%, even though the portfolio at amortized cost grew 3%. We held significantly more short-term investments in the 2009 period due to the uncertain economic environment, even though yields on short-terms were .1% in 2009 compared with 2.5% a year earlier. The decline in excess investment income was due to the greater holding of short-terms which negatively affected net investment income and from the $13 million or 10% increase in interest cost on net insurance policy liabilities. Financing costs declined 1% in the period primarily as a result of lower short-term rates on our commercial paper facility.

In the first six months of 2009, we invested new money at an effective annual yield on new investments of 7.34%. This yield compares with an average portfolio yield of 6.97% (as of June 30, 2009). The fixed-maturity portfolio at fair value accounted for 88% of total investments at June 30, 2009 and had an average rating of BBB. Short-term investments accounted for 7%, up from 2% at year end 2008.

During the first six months of 2009, the net unrealized losses in our fixed maturity portfolio improved from $1.8 billion at year end 2008 to $1.4 billion at June 30, 2009. The fixed maturity portfolio contains no securities backed by subprime or Alt A mortgages. We are not a party to any counterparty risk, with no credit default swaps or other derivative contracts. We do not engage in securities lending.

As described in Note H—Debt Offering, we issued $300 million principal amount of 9 1/4% Senior Notes as of June 30, 2009 for proceeds of $296 million after expenses. We intend to use these funds to repay our $99 million of 8 1/4% Senior Debentures due August 15, 2009 and for other corporate purposes.

We have an on-going share repurchase program which began in 1986 and was reaffirmed at the October 30, 2008 Board of Directors’ meeting. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. In view of the current economic conditions, we temporarily suspended our share repurchase program in the first quarter of 2009. We may resume the program when market conditions are favorable but do not anticipate acquisitions for the remainder of 2009. In the first six months of 2009, we acquired 2.07 million shares of the Company’s common stock in the open market at a cost of $48 million ($22.98 average price per share). Of the $48 million, $47 million was from excess operating cash flow, which was used to repurchase 2.05 million shares, and $869 thousand was from the cash received from stock option exercises by current and former employees. Proceeds from these option exercises were used to repurchase 20 thousand shares in order to offset dilution from the exercises.

A detailed discussion of our operations by component segment follows.

Life insurance, comparing the first six months of 2009 with the first six months of 2008. Life insurance is our predominant segment, representing 61% of premium income and 71% of insurance underwriting margin in the first six months of 2009. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the Investment segment. Life insurance premium income increased 2% to $828 million. We are currently in the process of combining our United American (UA) Branch Office Exclusive Agency with the Liberty National Exclusive

Agency. Management expects that our subsidiaries, UA and Liberty National, will be merged by the end of 2009. For this reason, all premium income and margin data will be reported on a combined basis in this report. However, we will continue to report sales data and agent counts separately for the two agencies until the two companies are merged. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2009		2008
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$270,603	33	$257,887	32	$12,716	5
American Income Exclusive Agency	247,899	30	234,266	29	13,633	6
Liberty National Exclusive Agency	150,053	18	152,627	19	(2,574)	(2)
Other Agencies	159,237	19	164,660	20	(5,423)	(3)

Total Life Premium	$827,792	100	$809,440	100	$18,352	2

Net sales, defined earlier in this report as an indicator of new business production, grew 12% to $164 million. Each of our three primary distribution groups had double-digit growth in net sales. An analysis of life net sales by distribution group is presented below.

Life Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2009		2008
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$68,589	42	$62,218	42	$6,371	10
American Income Exclusive Agency	60,521	37	52,002	36	8,519	16
Liberty National Exclusive Agency	24,639	15	22,167	15	2,472	11
United American Branch Office Agency	4,232	2	3,675	3	557	15
Other Agencies	5,991	4	6,447	4	(456)	(7)

Total Life Net Sales	$163,972	100	$146,509	100	$17,463	12

First-year collected life premium, defined earlier in this report, was $111 million in the 2009 period, rising 7% over the prior-year period. First-year collected life premium by distribution group is presented in the table below.

Life Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2009		2008
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$42,738	38	$40,980	39	$1,758	4
American Income Exclusive Agency	45,288	41	39,745	38	5,543	14
Liberty National Exclusive Agency	17,614	16	16,167	16	1,447	9
Other Agencies	5,262	5	6,876	7	(1,614)	(23)

Total	$110,902	100	$103,768	100	$7,134	7

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

Direct Response’s life premium income rose 5% to $271 million, representing 33% of Torchmark’s total life premium, the largest contribution to premium of any distribution system. Net sales of $69 million rose 10% and first-year collected premium of $43 million rose 4% over the prior year period.

The American Income Exclusive Agency markets primarily to members of labor unions, but also to credit unions and other associations. This agency produced premium income of $248 million, an increase of 6%. American Income is Torchmark’s fastest growing life insurance agency on the basis of net sales and premium collection. Net sales increased 16% to $61 million, while first-year collected premium rose 14% to $45 million. Growth in sales in our captive agencies is highly dependent on growing the size of the agency force. The American Income agent count was 3,822 at June 30, 2009, 36% higher than a year earlier (2,805). The American Income agency continues to emphasize the recruiting and retention of new agents, focusing on an incentive program to reward growth in both recruiting and production.

As previously mentioned, we are merging the UA Branch Office Agency into the Liberty National Exclusive Agency. The Liberty National Agency has historically marketed life insurance to middle-income customers primarily in the Southeast. The UA Branch Office Agency has historically emphasized health products, but is now changing its focus for newly recruited agents to market Liberty’s life and health products. Life premium income for this combined agency was $150 million for the 2009 period, a 2% decline compared with $153 million in the 2008 period. First-year collected premium on a combined basis rose 9% to $18 million.

Liberty National’s net sales increased 11% to $25 million. The increase in net sales, a lead indicator, is indicative of the recent growth in the size of this agency. The Liberty Agency had 3,259 producing agents at June 30, 2009, compared with 3,101 a year earlier, an increase of 5%. However the agent count declined 3% since year end 2008. Efforts have been underway to build the size of this agency over the past three years and to strengthen the retention of agents and improve the persistency of business in 2009. Factors in this program are ongoing revisions to the agents’ compensation system to increase incentives, to retain agents longer term, and to improve persistency. Management believes that the production incentives and rewards of this compensation system will allow this agency to attract and retain more successful agents and that these changes will result in a more productive agency over the long term.

The UA Branch Office Agency produced net sales of $4.2 million in 2009 of Liberty National’s life products. As noted above, this Agency traditionally focused on health product sales. Due to intense competition in recent periods in the health insurance market, the UA Branch has experienced sharp declines in agent count. The UA Branch Office Agency had 1,165 producing agents at June 30, 2009, compared with 2,306 agents a year earlier.

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

The Other Agencies distribution systems offering life insurance include the Military Agency, the UA Independent Agency (which predominantly writes health insurance), United Investors, and various minor distribution channels. The Other Agencies distribution group contributed $159 million of life premium income, or 19% of Torchmark’s total in the 2009 period, but contributed only 4% of net sales.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Six months ended June 30,				Increase
	2009		2008
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$827,792	100	$809,440	100	$18,352	2
Net policy obligations	332,953	40	338,900	42	(5,947)	(2)
Commissions and acquisition expense	273,745	33	258,825	32	14,920	6

Insurance underwriting income before other income and administrative expense	$221,094	27	$211,715	26	$9,379	4

Life insurance underwriting income before insurance administrative expense was $221 million, increasing 4%. This margin growth was caused by the combination of premium growth, a reduction in Direct Response’s obligation ratios, and improvement in American Income’s margin in 2009. As a percentage of life premium, underwriting margin rose from 26% to 27%.

Health insurance, comparing the first six months of 2009 with the first six months of 2008. Health premium accounted for 39% of our total premium in the 2009 period, while the health underwriting margin accounted for 29% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. Our health products include a variety of limited-benefit health plans including hospital/surgical, cancer and accident plans sold to customers under age 65, as well as Medicare Supplements sold to Medicare enrollees. We also provide coverage under the Medicare Part D prescription drug plan. Medicare Part D business is shown as a separate health component and will be discussed separately in the analysis of the health segment.

As explained in Note G—Business Segments, management does not view the government risk-sharing premium for Medicare Part D as a component of premium income. Excluding this risk-sharing premium, health insurance premium for the 2009 period was $527 million, declining 10%. A reconciliation between segment reporting for Medicare Part D and GAAP is presented in the chart in Note G—Business Segments, and those differences are fully discussed in that note.

The table below is an analysis of our health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2009		2008
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$33,121		$42,454		$(9,333)	(22)
Medicare Supplement	137,308		143,142		(5,834)	(4)

	170,429	39	185,596	37	(15,167)	(8)
Liberty National Exclusive Agency
Limited-benefit plans	129,945		165,168		(35,223)	(21)
Medicare Supplement	75,564		85,480		(9,916)	(12)

	205,509	47	250,648	51	(45,139)	(18)
American Income Exclusive Agency
Limited-benefit plans	36,075		35,731		344	1
Medicare Supplement	568		661		(93)	(14)

	36,643	9	36,392	7	251	1
Direct Response
Limited-benefit plans	232		253		(21)	(8)
Medicare Supplement	23,105		22,606		499	2

	23,337	5	22,859	5	478	2
Total Health Premium (Before Part D)
Limited-benefit plans	199,373	46	243,606	49	(44,233)	(18)
Medicare Supplement	236,545	54	251,889	51	(15,344)	(6)

Total (Before Part D)	435,918	100	495,495	100	(59,577)	(12)

Medicare Part D*	91,344		91,140		204	0

Total Health Premium*	$527,262		$586,635		$(59,373)	(10)

*	Health premium per the segment analysis will not agree with health premium on the Consolidated Statement of Operations because of the Part D government risk-sharing premium adjustment explained in Note G—Business Segments.

Presented below is a table of health net sales by distribution method.

Health Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2009		2008
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$7,262		$13,527		$(6,265)	(46)
Medicare Supplement	6,188		6,065		123	2

	13,450	33	19,592	25	(6,142)	(31)
United American Branch Office Agency
Limited-benefit plans	9,270		41,756		(32,486)	(78)
Medicare Supplement	2,627		4,125		(1,498)	(36)

	11,897	30	45,881	58	(33,984)	(74)
Liberty National Exclusive Agency
Limited-benefit plans	6,310		5,170		1,140	22
Medicare Supplement	46		62		(16)	(26)

	6,356	16	5,232	7	1,124	21
American Income Exclusive Agency
Limited-benefit plans	6,373		5,894		479	8
Medicare Supplement	0		0		0	0

	6,373	16	5,894	7	479	8
Direct Response
Limited-benefit plans	549		303		246	81
Medicare Supplement	1,460		2,498		(1,038)	(42)

	2,009	5	2,801	3	(792)	(28)
Total Net Sales (Before Part D)
Limited-benefit plans	29,764	74	66,650	84	(36,886)	(55)
Medicare Supplement	10,321	26	12,750	16	(2,429)	(19)

Total (Before Part D)	40,085	100	79,400	100	(39,315)	(50)

Medicare Part D*	12,618		10,607		2,011	19

Total Net Sales *	$52,703		$90,007		$(37,304)	(41)

*	Net sales for Medicare Part D represents only new first-time enrollees.

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2009		2008
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$6,550		$11,446		$(4,896)	(43)
Medicare Supplement	6,997		7,040		(43)	(1)

	13,547	32	18,486	24	(4,939)	(27)
Liberty National Exclusive Agency
Limited-benefit plans	17,559		47,262		(29,703)	(63)
Medicare Supplement	2,681		4,428		(1,747)	(39)

	20,240	49	51,690	66	(31,450)	(61)
American Income Exclusive Agency
Limited-benefit plans	5,977		5,813		164	3
Medicare Supplement	0		0		0	0

	5,977	14	5,813	7	164	3
Direct Response
Limited-benefit plans	132		242		(110)	(45)
Medicare Supplement	1,815		2,057		(242)	(12)

	1,947	5	2,299	3	(352)	(15)
Total First-Year Collected Premium (Before Part D)
Limited-benefit plans	30,218	72	64,763	83	(34,545)	(53)
Medicare Supplement	11,493	28	13,525	17	(2,032)	(15)

Total (Before Part D)	41,711	100	78,288	100	(36,577)	(47)

Medicare Part D*	12,543		8,396		4,147	49

Total First-Year Collected Premium*	$54,254		$86,684		$(32,430)	(37)

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

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

Declines in these agent counts have resulted in lower net sales, which in turn have pressured premium growth. Health premium, excluding Part D premium, fell 12% to $436 million in the 2009 period. Medicare Supplement premium declined 6% to $237 million, while other limited-benefit health premium dropped 18%. Net sales declined 50% to $40 million. Medicare Supplement net sales fell 19%, while other health net sales declined 55%. First year collected premium also declined 47%.

While new sales of our limited-benefit health products are stronger than our Medicare Supplement plans, Medicare Supplement provides the greatest amount of health premium, representing 54% of non-Part D health premium for the six months ending June 30, 2009. Because Medicare Supplement products are generally more persistent than the limited-benefit product, Medicare Supplement premium actually grew in relative proportion to limited-benefit premium from 51% to 54% year-over-year.

The combination of the UA Branch Office Agency with the Liberty National Exclusive Agency, as previously mentioned under the caption Life Insurance, has resulted in this combined Agency being Torchmark’s largest in terms of health premium and net sales. This Agency represents 47% of all non-Part D health premium at $206 million. The UA Branch has historically been Torchmark’s largest health distributor, marketing limited-benefit health products, Medicare Supplements, and Medicare Part D. Liberty also markets limited-benefit products, concentrating on cancer insurance. Health premium income in the combined Agency declined 18% from prior year premium of $251 million. First-year collected premium fell 61% to $20 million. As noted earlier, increased competition in the health insurance market has caused declines in agent counts and thus decreased new sales, translating into declines in premium. The UA Branch Office net sales for the period declined 74% compared with the prior year from $46 million to $12 million (of which $2 million was for sales of Liberty National products). As discussed under the caption Life Insurance, the UA Branch Office agent count fell 49% to 1,165 from a year earlier, negatively impacting net sales and premium growth. This effect was more notable in Torchmark’s health segment as this Agency is a more prominent factor in our health operations. Also discussed under the Life Insurance caption are efforts designed to strengthen this Agency.

Liberty’s health net sales rose 21% to $6 million in 2009 on sales of limited-benefit health products, primarily cancer. Liberty’s net sales as a portion of total non-Part D health net sales rose from 7% in 2008 to 16%. The growth in sales is attributable primarily to the increase in Liberty’s agent count, as noted under the Life Insurance caption.

The UA Independent Agency consists of independent agencies appointed with Torchmark who also sell for other companies. The UA Independent Agency is Torchmark’s largest producer of Medicare Supplement insurance, with Medicare Supplement premium of $137 million in the 2009 period, representing approximately 58% of all Torchmark Medicare Supplement premium. However, sales and premium of this Agency have declined over the prior year. In the 2009 six months, total net sales declined 31% to $13 million and total health premium fell 8% to $170 million. Net sales of Medicare Supplement products rose 2% to $6.2 million.

Other agencies. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 14% of health premium excluding Part D in 2009 and 12% in 2008. The American Income Exclusive Agency markets a variety of limited-benefit plans, primarily accident. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response is also involved in marketing Medicare Part D.

Medicare Part D. Coverage under Torchmark’s Medicare Part D prescription drug plan for Medicare beneficiaries is marketed through our Direct Response organization. As described in Note G—Business Segments, we report our Medicare Part D business for segment analysis purposes as we view the business, in which expected full-year benefits are matched with the related premium income which is received evenly throughout the policy year. At this time, we have expensed benefits based on our expected benefit ratio of approximately 83% for the entire 2009 contract year. This ratio was 79% for the full year 2008. We describe the differences between the segment analysis and GAAP in Note G. Due to the design of the Medicare prescription drug product, claims are expected to be heaviest early in the calendar year. Management believes that the use of the full-year loss ratio is an appropriate measure for interim results, and also that these reporting differences will arise only on an interim basis and will be eliminated at the end of a full year, as they were in the full year of 2008. The increase in benefit ratio in 2009 was a result of our renegotiated contract with our pharmacy benefit manager which reduced fees and allowed us to enhance benefits while still maintaining margins on this business.

Medicare Part D premium was $91 million in both 2009 and 2008, after removal of the risk-sharing adjustment in both periods. Medicare Part D underwriting results are presented in the following chart. The adjustments which reconcile Part D results in accordance with our health segment analysis to Part D GAAP results are presented in the charts in Note G—Business Segments.

Medicare Part D

Summary of Medicare Part D Results

(Dollar amounts in thousands)

	Six months ended June 30,
	2009		2008
	Per Segment Analysis	GAAP	Per Segment Analysis	GAAP
Insurance underwriting income before other income and administrative expense	$9,596	$(7,312)	$10,337	$(6,193)

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

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Six months ended June 30, 2009
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$435,918	100	$91,344	100	$527,262	100
Net policy obligations	258,135	59	76,083	83	334,218	63
Commissions and acquisition expense	98,713	23	5,665	6	104,378	20

Insurance underwriting income before other income and administrative expense	$79,070	18	$9,596	11	$88,666	17

	Six months ended June 30, 2008
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$495,495	100	$91,140	100	$586,635	100
Net policy obligations	308,113	62	72,416	80	380,529	65
Commissions and acquisition expense	98,201	20	8,387	9	106,588	18

Insurance underwriting income before other income and administrative expense	$89,181	18	$10,337	11	$99,518	17

*	Health other than Medicare Part D.

Underwriting margins for health insurance declined 11% or $11 million to $89 million. Total health premium also fell 10% to $527 million. As a percentage of health premium, underwriting margins remained stable at 17%. Declines in benefit ratios in health products other than Medicare Part D were offset by higher commissions and acquisition expense.

Annuities, comparing the first six months of 2009 with the first six months of 2008. We market fixed annuities. We previously sold variable annuities but discontinued marketing variable annuities in 2008. Annuities represent less than 1% of total premium income and total underwriting income. Annuities are not a major component of our marketing strategy and continue to diminish in relation to our other operations.

A summary of our annuity balances is as follows:

Annuity Deposit Balances

(Dollar amounts in millions)

	At June 30, 2009	At December 31, 2008	At June 30, 2008
Fixed	$1,089.4	$954.1	$931.0
Variable	597.5	625.1	993.9

	$1,686.9	$1,579.2	$1,924.9

Declines in equity markets over the past twelve months have had a significant effect on the variable annuity policyholder account balance, as these declines have resulted in declines in the value of the underlying investments and increased policyholder withdrawals. The decline in the size of the variable annuity account balance has had a negative impact on annuity underwriting income. An analysis of annuity underwriting income is as follows:

Annuities

Summary of Results

(Dollar amounts in thousands)

	Six months ended June 30,		Change
	2009	2008
Premium	$4,880	$7,809	$(2,929)
Policy obligations *	(2,642)	(1,558)	(1,084)
Commissions and acquisition expense	6,449	7,268	(819)

Insurance underwriting income before other income and administrative expense	$1,073	$2,099	$(1,026)

Underwriting income attributable to:
Fixed Annuities	$680	$757	$(77)
Variable Annuities	393	1,342	(949)

Insurance underwriting income before other income and administrative expense	$1,073	$2,099	$(1,026)

*	A significant portion of annuity profitability is derived from the spread of investment income exceeding contractual interest requirements. This spread generally results in negative net policy obligations.

Variable annuities generate earnings from periodic policy fees and charges to the account balances, reduced by net policy obligations and acquisition costs. Because policy charge revenues for variable annuities are based on the size of the policyholder’s account value, policy charges for variable annuities declined 40% in 2009 as declining equity markets, voluntary terminations, and the discontinuation of sales have resulted in decreases in the variable account balance. The decline in variable policy charges caused the 38% decline in total annuity policy charges. The decline in policy charges was the primary factor in the decline in annuity underwriting income for the six month period. However, the increase in the fixed account balance provided a partially offsetting benefit to underwriting income in that we benefited from the spread of investment income over contractual interest requirements on a larger account base.

Underwriting income on our variable business has been recently affected by two major factors other than policy charges. Our products contain guaranteed minimum death benefits providing a minimum death benefit regardless of policyholder account value upon death. For this reason, we provide a reserve for this benefit, the cost of which increases as the policyholder account value declines. Additionally, because of changes in the account balance size, we expect that future revenues and profits will also change accordingly. Therefore, the projections with regard to the deferred acquisition costs associated with this business are revised, resulting in a charge or credit to reflect this revision or “true-up” of the projections. Because equity markets declined significantly in the first quarter of 2009, but substantially recovered in the second quarter, charges for the guaranteed minimum death benefits and deferred acquisition costs in the first quarter were significantly reversed in the 2009 second quarter. The variable annuity business is our only business where revenue and margins are significantly impacted by changes in equity markets.

Operating expenses, comparing the first six months of 2009 with the first six months of 2008. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Six months ended June 30,
	2009		2008
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$37,708	2.8	$34,200	2.4
Other employee costs	14,234	1.0	16,296	1.1
Other administrative costs	20,830	1.5	21,972	1.6
Legal expense - insurance	5,248	0.4	4,465	0.3
Medicare Part D direct administrative expense	1,228	0.1	1,029	0.1

Total insurance administrative expenses	79,248	5.8	77,962	5.5

Parent company expense	4,572		4,352
Stock compensation expense	5,206		5,581
Loss on Company-occupied property	0		2,129

Total operating expenses, per
Consolidated Statements of Operations	$89,026		$90,024

Insurance administrative expenses:
Increase (decrease) over prior year	1.6%		3.1%
Total operating expenses:
Increase (decrease) over prior year	(1.1)%		5.8%

Insurance administrative expenses rose 2% over the prior year period, with increases in salaries mostly offset by declines in administrative costs and other employee costs. As a result of the effort to achieve greater consistency in expense classification among our subsidiaries, we reclassified $5.5 million of deferrable administrative expense to acquisition expense in the 2009 six months. This reduction in administrative expense was offset largely by an increase in pension and other employee benefit costs during the period. The reclassification of deferred costs to acquisition costs will increase the amortization of acquisition costs in future periods. As described in Note E—Investments under the caption Other-Than-Temporary Impairments, certain real estate occupied by the Company was determined to not be recoverable and was written down to fair value during the 2008 period. As a result, we recorded a one-time pre-tax charge of $2.1 million. As explained in Note G—Business Segments, we remove such nonoperating items and items related to prior years when evaluating current operating results in our segment analysis.

Investments (excess investment income), comparing the first six months of 2009 with the first six months of 2008. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note G—Business Segments in the Notes to the Consolidated Financial Statements. It is defined as net investment income less both the interest credited to net policy liabilities and the interest cost associated with capital funding or “financing costs.” We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $4.0 billion of cash flow to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted share.

Excess Investment Income

(Dollar amounts in thousands)

	Six months ended June 30,		Increase (Decrease)
	2009	2008	Amount	%
Net investment income *	$336,265	$334,597	$1,668	0

Required interest on net insurance policy liabilities	(149,475)	(136,251)	(13,224)	10
Financing costs:
Interest on funded debt	(26,591)	(26,573)	(18)	0
Interest on short-term debt	(3,857)	(4,285)	428	(10)

Total financing costs	(30,448)	(30,858)	410	(1)

Excess investment income	$156,342	$167,488	$(11,146)	(7)

Excess investment income per diluted share	$1.88	$1.83	$0.05	3

Mean invested assets (at amortized cost)	$10,378,020	$10,109,886	$268,134	3
Average net insurance policy liabilities **	5,514,105	5,104,592	409,513	8
Average debt and preferred securities (at amortized cost)	990,610	924,165	66,445	7

*	Net investment income per Torchmark’s segment analysis does not agree with Net investment income per the Consolidated Statements of Operations because management views our Trust Preferred Securities as consolidated debt, as presented in the Reconciliation in Note G—Business Segments.
**	Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

As shown in the above table, excess investment income for the 2009 six months declined 7% to $156 million. On a per-share basis, excess investment income rose 3% to $1.88, as a result of share purchases in 2008 and early 2009.

The largest component of excess investment income is net investment income, which increased slightly to $336 million. Growth in net investment income lagged the 3% growth in average invested assets (at amortized cost) during the 2009 period for two reasons. First, we held significantly more short-term investments during the 2009 period to provide more flexibility in this uncertain economic environment, and second, the yield on short-term investments during 2009 was significantly less than in 2008. Short-term investments were also increased $296 million at June 30, 2009 as our 9 1/4% Senior Notes offering closed on that date and the proceeds were invested in short-terms. Short-term investments averaged $394 million (3.8% of invested assets) during the 2009 six months, an increase of $216 million or more than double the $178 million (1.8% of invested assets) for the 2008 period. The yield on short-terms was 0.14% in 2009 compared with 2.5% in 2008. If (i) short-term investments during 2009 had been the same (both in amount and yield rate) as short-term investments during the 2008 six months and (ii) we had invested the $216 million increase in short-term investments at 7.3% (the average yield rate on new fixed maturity investments during the 2009 period), net investment income and excess investment income for the 2009 period would have been higher by $9.8 million.

The increase in net investment income was more than offset by an increase in the required interest on net insurance policy liabilities, causing the decline in excess investment income. Required interest increased $13 million or 10% to $149 million, compared with an 8% change in average net interest-bearing insurance policy liabilities.

Financing costs declined slightly to $30 million. While the average balance of our commercial paper outstanding rose, short-term interest expense declined 10% as short-term rates declined.

Excess investment income benefits from increases in long-term rates available on new investments and decreases in short-term borrowing rates. Of these two factors, higher investment rates have the greater impact because the amount of cash that we invest is significantly greater than the amount that we borrow at short-term rates.

Investments (acquisitions), comparing the first six months of 2009 with the first six months of 2008. Torchmark’s current investment policy calls for investing almost exclusively in fixed maturities that are investment-grade and meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows are generally stable and predictable. If such longer-term securities do not meet our quality and yield objectives, new money is invested in shorter-term fixed maturities.

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

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the six months ended June 30,
	2009	2008
Cost of acquisitions:
Investment-grade corporate securities	$461	$621
Other	15	50

Total fixed-maturity acquisitions	$476	$671

Effective annual yield *	7.34%	7.17%

Average life, in years to:
Next call	20.7	22.3
Maturity	21.4	33.8

Average rating	A-	A

*	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

During the first six months of 2009, we acquired fixed-maturities with yields higher than those available in recent periods prior to 2009. In the first six months, we acquired $476 million of fixed maturities with an average effective yield of 7.34% and an average rating of A-. This compares with $671 million of fixed maturities with an average yield of 7.17% and an average rating of A acquired during the same period of 2008. The yield on 2009 acquisitions also compared favorably with the 6.97% yield on the total portfolio. The primary reason we invested less money in fixed-maturity investments during the 2009 six months than we did during the 2008 period is that we held more short-term investments during the 2009 period, as explained above in the analysis of excess investment income. Going forward, we do not intend to hold cash at these levels, and we will invest these funds as suitable bonds become available. The fixed maturities that we acquired during both periods included a combination of investment-grade fixed maturity corporate bonds and investment-grade trust preferred securities (classified as redeemable preferred stocks). These securities spanned a diversified range of issuers, industry sectors, and geographical regions.

Investments (portfolio composition). The composition of the investment portfolio at book value on June 30, 2009 is as follows:

Invested Assets At June 30, 2009

(Dollar amounts in millions)

	Amount	% of Total
Fixed maturities(at amortized cost)	$9,430	90
Equities (at cost)	17	0
Mortgage loans	17	0
Investment real estate	2	0
Policy loans	369	4
Other long-term investments	38	0
Short-term investments	628	6

Total	$10,501	100

Approximately 90% of our investments at book value are in a diversified fixed-maturity portfolio. Short-term investments, 6% of the portfolio at June 30, 2009, represented a larger proportion of our portfolio than in the past as a result of the receipt of the proceeds from the offering of our 9 1/4% Senior Notes on that date and our efforts to maintain higher levels of invested cash currently due to the weak economic environment. Policy loans, which are secured by policy cash values, make up an additional 4%. The remaining balance is comprised of other investments including equity securities, mortgage loans, and other long-term investments. Because fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities.

Fixed Maturities. The following table summarizes certain information about our fixed-maturity portfolio by component at June 30, 2009:

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Corporates	$7,424	$139	$(1,007)	$6,556	79
Redeemable preferred stock	1,479	10	(409)	1,080	16
Municipals	256	1	(29)	228	3
Government-sponsored enterprises	81	0	(6)	75	1
Governments & agencies	37	2	0	39	0
Residential mortgage-backed securities	22	2	0	24	0
Commercial mortgage-backed securities	3	0	0	3	0
Collateralized debt obligations	89	0	(62)	27	1
Other asset-backed securities	39	1	(4)	36	0

Total fixed maturities	$9,430	$155	$(1,517)	$8,068	100

*	At amortized cost

At June 30, 2009, fixed maturities had a fair value of $8.1 billion, compared with $7.8 billion at December 31, 2008 and $8.9 billion at June 30, 2008. Net unrealized losses on fixed maturities increased from $0.7 billion at June 30, 2008 to $1.8 billion at December 31, 2008 but then declined to $1.4 billion at June 30, 2009. Approximately 79% of our fixed maturity assets at amortized cost (81% at fair value) were corporate bonds and 16% were redeemable preferred stocks (13% at fair value). These corporate fixed maturities are diversified over a number of sectors, as discussed more fully below. Less than 2% of the assets were residential and commercial mortgage-backed securities, other asset-backed securities, and collateralized debt obligations (CDOs). The $89 million of CDOs at amortized cost made up 1% of the assets and are backed by trust preferred securities issued by banks and insurance companies. The $25 million of mortgage-backed securities, less than 1% of the assets, are rated AAA. Unless otherwise indicated, our security ratings are based on a composite rating, a blend of ratings of securities from four prominent rating agencies.

Investments in fixed maturity securities are diversified over a wide range of industry sectors. The following table summarizes certain information about our fixed-maturity portfolio by sector at June 30, 2009:

Fixed Maturities by Sector

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Financial- Life/Health/PC Insurance	$1,765	$3	$(467)	$1,301	18%
Financial- Bank	1,608	8	(345)	1,271	17
Financial- Financial Guarantor	106	0	(70)	36	1
Financial - Mortgage Insurer	75	0	(39)	36	1
Financial - Insurance Broker	50	0	(9)	41	1
Financial - Other	267	1	(83)	185	3
Utilities	1,258	45	(56)	1,247	13
Energy	868	28	(44)	852	9
Consumer, Non-cyclical	627	19	(46)	600	7
Consumer, Cyclical	455	5	(73)	387	5
Communications	522	9	(61)	470	6
Basic Materials	562	5	(68)	499	6
Transportation	293	8	(15)	286	3
Other Industrials	486	19	(44)	461	5
Collateralized Debt Obligations	89	0	(62)	27	1
Mortgage-backed Securities	25	2	0	27	0
Government	374	3	(35)	342	4

Total fixed maturities	$9,430	$155	$(1,517)	$8,068	100%

*	At amortized cost

At June 30, 2009, 36% of the fair value of fixed maturity assets was in the financial sector, including 16% in life and health or property casualty insurance companies and 16% in banks. Financial guarantors and mortgage insurers comprised less than 1% of the portfolio. After financials, the next largest sector was utilities, which comprised 15% of the portfolio at fair value. The balance of the portfolio is spread among 234 issuers in a wide variety of sectors.

As noted previously, the net unrealized loss on fixed maturity assets decreased $431 million during the first six months of 2009. Almost all of the decrease in net loss was attributable to improvements in valuations in non-financial sectors since year-end 2008. There was no significant change in the net unrealized loss position of our financial holdings. As discussed in Note E—Investments, we believe that the increase in unrealized losses in recent periods was primarily attributable to illiquidity in the financial markets. We expect our investment in our impaired securities to be fully recoverable.

An analysis of the fixed-maturity portfolio at June 30, 2009 by a composite rating is shown in the table below.

Fixed Maturities by Rating

(Dollar amounts in millions)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$253	3	$243	3
AA	406	4	378	5
A	2,585	27	2,395	30
BBB+	1,612	17	1,460	18
BBB	1,967	21	1,721	21
BBB-	1,213	13	977	12

Investment grade	8,036	85	7,174	89
Below investment grade:
BB	847	9	590	7
B	261	3	164	2
Below B	286	3	140	2

Below investment grade	1,394	15	894	11

	$9,430	100	$8,068	100

Of the $9.4 billion of fixed maturities, $8.0 billion or 85% at amortized cost were investment grade with an average rating of BBB+. Below investment grade bonds were $1.4 billion with an average rating of B+ and were 15% of fixed maturities compared with 7% at the end of 2008. Overall, the total portfolio was rated BBB, compared with BBB+ at the end of 2008 and A- a year ago. Our current investment policy is to acquire only investment-grade obligations. Thus, any increases in below investment-grade issues are a result of ratings downgrades of existing holdings. Our investment portfolio contains no securities backed by sub-prime or Alt-A mortgages (loans for which some of the typical documentation was not provided by the borrower). We have no direct investments in residential mortgages, nor do we have any counterparty risks as we are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending. There are no off-balance sheet investments, as all investments are reported on our Consolidated Balance Sheets.

The amortized cost of below investment grade bonds increased approximately $682 million during the first six months of 2009; the fair value increased approximately $433 million. During the 2009 six months, $882 million of bonds at amortized cost were downgraded by rating agencies out of investment grade, partially offset by upgrades, dispositions, and amortization. Almost $544 million of the increase in the amortized cost of below investment grade bonds was attributable to holdings in the financial sector, including $326 million in banks and $125 million in insurance companies.

Portfolio wide, bonds totaling $2.9 billion at amortized cost, or 31% of the fixed maturity portfolio, were downgraded by rating agencies during the period. This compared with $1.3 billion of downgrades during the 2008 six months and $2.1 billion of downgrades for the full year of 2008.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At June 30, 2009	At December 31, 2008	At June 30, 2008
Average annual effective yield (1)	6.97%	6.98%	6.97%
Average life, in years, to:
Next call (2)	15.8	15.2	14.9
Maturity (2)	21.6	21.6	21.7
Effective duration to:
Next call (2), (3)	7.7	6.9	7.4
Maturity (2), (3)	9.1	8.8	9.4

(1)	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
(2)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and (b) based on the maturity date of all bonds, whether callable or not.
(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Realized Gains and Losses, comparing the first six months of 2009 with the first six months of 2008. As discussed in Note G—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity for reasons generally beyond the control of management, resulting in realized gains or losses. For this reason, management removes the effects of such gains and losses when evaluating its overall core operating results.

The following table summarizes our tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses), Net of Tax

(Dollar amounts in thousands, except for per share data)

	Six months ended June 30,
	2009		2008
	Amount	Per Share	Amount	Per Share
Fixed maturities and equities:
Investment sales	$4,822	$0.06	$(48)	$0.00
Investments called or tendered	825	0.01	(881)	(0.01)
Investment writedowns *	(60,050)	(0.72)	(7,684)	(0.08)
Portion assigned to OCI	1,665	0.02	0	0.00
Real estate:
Real estate sales	(63)	0.00	(200)	0.00
Real estate writedowns *	0	0.00	(717)	(0.01)
Other	(1)	0.00	0	0.00

Total	$(52,802)	$(0.63)	$(9,530)	$(0.10)

*	Written down due to other-than-temporary impairment.

As described in Note E—Investments, under the caption Other-Than-Temporary Impairments, we wrote certain securities down to fair value during both 2009 and 2008 because we determined they were other-than-temporarily impaired. These writedowns resulted in charges of $87 million ($60 million after tax) in 2009 and $12 million ($8 million after tax) in 2008). However, because of the guidance permitted under FSP 115-2 and 124-2, we offset $2.6 million ($1.7 million after tax) of the 2009 losses with a charge to other comprehensive income.

Due to the current status of the entities written down in 2009, we expect our future net investment income to be reduced by approximately $4.8 million pretax per year. Additionally, as described in Note E, we wrote down a real estate investment to fair value in 2008, resulting in a loss of $1.1 million ($0.7 million after tax).

Financial Condition

Liquidity. Liquidity provides Torchmark with the ability to meet on demand the cash commitments required by our business operations and financial obligations. Our liquidity is evidenced by positive cash flow, a portfolio of marketable investments, and the availability of a line of credit facility.

Insurance subsidiary liquidity. The operations of our insurance subsidiaries have historically generated substantial cash inflows in excess of immediate cash needs. Sources of cash flows for the insurance subsidiaries include primarily premium and investment income. Cash outflows from operations include policy benefit payments, commissions, administrative expenses, and taxes. The funds to provide for policy benefits, the majority of which are paid in future periods, are invested primarily in long-term fixed maturities to meet these long-term obligations. In addition to investment income, maturities and scheduled repayments in the investment portfolio are sources of cash. Excess cash available from the insurance subsidiaries’ operations is generally distributed as a dividend to the parent company, subject to regulatory restriction. The dividends are generally paid in amounts equal to the subsidiaries’ prior year earnings calculated on a statutory basis.

Parent Company liquidity. An important source of Parent Company liquidity is the dividends from the insurance subsidiaries noted above. These dividends are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent. In the first six months of 2009, $232 million in dividends were paid to the Parent Company. For the full year 2009, dividends from the subsidiaries are expected to total approximately $363 million. After paying debt obligations, shareholder dividends, and other expenses (but before share repurchases), Torchmark expects to have excess operating cash flow (or free cash flow) for the full year of 2009 of approximately $300 million, with approximately $82 million of that amount to be generated in the remainder of the year.

At June 30, 2009, the Parent Company had $342 million of invested cash and cash on hand, primarily as a result of the Senior Note offering described in Note H—Debt Offering. While a portion of these funds will be set aside to repay our $99 million of Senior Debentures maturing in August, 2009 with accrued interest, the balance of $243 million is available to the Company. Together with the $82 million of excess cash flow, we therefore had $325 million available at June 30 for possible contributions of capital to subsidiaries to maintain adequate capital levels or for other corporate purposes.

An additional source of liquidity for the Parent Company is a line of credit facility with a group of lenders which terminates on August 31, 2011. It allows unsecured borrowings and stand-by letters of credit up to $600 million. Up to $200 million in letters of credit can be issued against the facility. The line of credit is further designated as a back-up credit line for a commercial paper program under which we may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million, less any letters of credit issued. Interest is charged at variable rates. The facility has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreement, we are subject to certain covenants regarding capitalization and interest coverage with which we were in full compliance at June 30, 2009. As of June 30, 2009, $238 million face amount of commercial paper was outstanding ($238 million book value), $200 million letters of credit were issued, and there were no borrowings under the line of credit. Therefore, as of June 30, $162 million was available under this facility.

During the first half of 2009 until early June, Torchmark qualified for and participated in the Commercial Paper Funding Facility (CPFF), a facility created by the Federal Reserve Board to purchase commercial paper from eligible issuers. As of June 5, 2009, Fitch Ratings (Fitch) downgraded our commercial paper facility from F1 to F2. As a result, we no longer qualified to issue commercial paper in the CPFF after that date. However, the Company has been able to issue commercial paper in the public market during the second quarter at a considerably lower cost than through the government program. During the second quarter of 2009, we issued $515 million commercial paper (all public market) at an average yield of 1.31%. This compares with $324 million issued in the first quarter of 2009 (substantially all CPFF) at an average yield of 2.23%. Over 39% of the second quarter issues occurred after the Fitch downgrade. The Fitch downgrade has not had any impact on our ability to access public commercial paper markets.

In summary, Torchmark will have readily available funds of $487 million at its disposal by January 1, 2010, including the $325 million of excess cash and the $162 million from the credit facility. In the unlikely event that more liquidity is needed, the Company could generate additional funds through multiple sources including, but not limited to, a short-term credit facility, issuance of debt, and intercompany borrowing.

Consolidated liquidity. Consolidated net cash inflows from operations were $360 million in the first six months of 2009, compared with $423 million in the same period of 2008. During 2009, we paid out $53 million to buy back agent debit balances internally, which were purchased prior to 2009 by an unaffiliated financial institution. Had the unaffiliated institution continued to buy our agents debit balances in 2009, cash flows from operations would have been $413 million in 2009. In addition to cash inflows from operations, our companies have received $200 million in investment calls and tenders, and $316 million of scheduled maturities or repayments during the 2009 six months.

Cash and short term investments were $968 million at June 30, 2009, compared with $177 million at December 31, 2008 and $90 million at the end of June 30, 2008. We have increased our holdings in cash and invested cash to provide additional flexibility in the current uncertain economic environment. As noted previously under the caption Investments, we do not intend to hold such a large cash balance and will invest a large portion of these funds over time as suitable investments become available. In addition to these liquid assets, the entire $8.1 billion (fair value at June 30, 2009) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all of our fixed-income and equity securities are publicly traded. We generally expect to hold fixed-income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature.

Capital Resources. Our insurance subsidiaries maintain capital at a level adequate to support their current operations and meet the requirements of the rating agencies. The subsidiaries generally target a capital ratio of 300% of required regulatory capital to satisfy these standards under Risk-Based Capital (RBC), a formula designed by insurance regulatory authorities to monitor the adequacy of capital. Due to the downward ratings migration in the investment portfolio of our subsidiaries and other-than-temporary impairments taken, the Parent Company intends to contribute to the subsidiaries the capital necessary to maintain target ratios.

On a consolidated basis, Torchmark’s capital structure consists of short-term debt (the commercial paper facility described above and the August, 2009 maturity of a long-term funded debt issue), long-term funded debt (including our newly issued 9 1/4% Senior Notes due 2019 discussed below), and shareholders’ equity. The outstanding long-term debt at book value, including our Junior Subordinated Debentures, was $919 million at June 30, 2009, $623 million at December 31, 2008, and $722 million at June 30, 2008. An analysis of long-term debt issues outstanding is as follows at June 30, 2009.

Long Term Debt at June 30, 2009

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Senior Debentures	2009	8 1/4%	$99.1	$99.1	$99.5
Notes	2013	7 3/8	94.1	93.6	97.4
Senior Notes	2016	6 3/8	250.0	246.9	231.4
Senior Notes	2019	9 1/4	300.0	296.3	307.4
Notes	2023	7 7/8	165.6	163.1	144.6
Issue expenses (1)				(4.2)

Total funded debt			908.8	894.8	880.3
Current maturity of long-term debt			(99.1)	(99.1)	(99.5)

Total long-term debt			809.7	795.7	780.8
Junior Subordinated Debentures (2)	2046	7.1	123.7	123.7	101.0	(3)

Total			$933.4	$919.4	$881.8

(1)	Unamortized issue expenses related to Torchmark’s Trust Preferred Securities.
(2)	Included in “Due to Affiliates” in accordance with accounting regulations.
(3)	Market value of the 7.1% Trust Preferred Securities which are obligations of an unconsolidated trust.

As described in Note H—Debt Offering, we issued $300 million principal amount 9 1/4% Senior Notes due June, 2019 as of June 30, 2009. Net proceeds from these notes were $296 million after issue expenses. We intend to use the proceeds to repay our $99 million 8 1/4 % Senior Debentures due in August, 2009 as well as for other general corporate purposes.

The $99 million of 8 1/4% Senior Debentures that mature in August, 2009 have been reclassified as short-term debt. We acquired $400 thousand par amount ($401 thousand cost) of the 8 1/4% Senior Debentures during June, 2009, recognizing a small realized loss.

Due to its strong liquidity and capital position, Torchmark has no intent at this point in time to issue equity or to decrease dividends. While we have temporarily suspended our share repurchase program for the remainder of 2009, we acquired 2 million of our outstanding common shares on the open market with excess operating cash flow and short term borrowings at a cost of $47 million ($22.78 per share) during the first quarter of 2009 under the program. Please refer to the description of our share repurchase program under the caption Highlights in this report.

Shareholders’ equity was $2.6 billion at June 30, 2009. This compares with $2.2 billion at December 31, 2008 and $3.0 billion at June 30, 2008. During the twelve months since June 30, 2008, shareholders’ equity has been reduced by $257 million in share purchases and by $421 million of unrealized losses after tax in the fixed maturity portfolio. As explained in Note E—Investments, the unrealized losses resulted primarily from illiquidity in the financial markets as a result of general economic conditions.

We are required by an accounting rule (SFAS 115) to revalue our available-for-sale fixed-maturity portfolio to fair market value at the end of each accounting period. These changes, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity.

Changes in the fair value of the portfolio in prior periods have resulted primarily from changes in interest rates in the financial markets. While SFAS 115 requires our fixed maturity assets to be revalued, it does not permit interest-bearing insurance policy liabilities supported by those assets to be valued at fair value in a consistent manner. If the liabilities were revalued in the same manner as the assets, the effect of interest rate changes on the related assets and liabilities would largely offset. However, due to the size of both the investment portfolio and our policy liabilities, this inconsistency in measurement can have a material impact on shareholders’ equity. More recently, the market value of our fixed maturity portfolio has been depressed as a result of bond market illiquidity resulting in a significant decrease in shareholders’ equity. Because of the long-term nature of our fixed maturities and liabilities and the strong cash flows generated by our insurance subsidiaries, we have the intent and ability to hold our securities to maturity. As such, we do not expect to incur losses due to fluctuations in market value of fixed maturities caused by interest rate changes and illiquid markets. Accordingly, management removes the effect of SFAS 115 when analyzing Torchmark’s balance sheet, capital structure, and financial ratios in order to provide a more consistent and meaningful portrayal of the Company’s financial position from period to period.

The following table presents selected data related to capital resources. Additionally, the table presents the effect of SFAS 115 on relevant line items, so that investors and other financial statement users may determine its impact on our capital structure.

Selected Financial Data

	At June 30, 2009		At December 31, 2008		At June 30, 2008
	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*	GAAP	Effect of SFAS 115*
Fixed maturities (millions)	$8,068	$(1,362)	$7,817	$(1,793)	$8,874	$(670)
Deferred acquisition costs (millions) **	3,436	85	3,395	107	3,273	41
Total assets (millions)	14,708	(1,277)	13,529	(1,685)	14,744	(629)
Short-term debt (millions)	337	0	404	0	124	0
Long-term debt (millions)	919	0	623	0	722	0
Shareholders’ equity (millions)	2,623	(830)	2,223	(1,095)	2,974	(409)

Book value per diluted share	31.70	(10.04)	26.24	(12.93)	33.35	(4.58)
Debt to capitalization ***	32.4%	5.7%	31.6%	8.0%	22.2%	2.2%

Diluted shares outstanding (thousands)	82,735		84,708		89,167
Actual shares outstanding (thousands)	82,735		84,708		88,351

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item.
**	Includes the value of insurance purchased.
***	Torchmark’s debt covenants require that the effect of SFAS 115 be removed to determine this ratio.

Interest coverage was 10.4 times in the 2009 six months compared with 12.7 times in the 2008 period.

Pension assets. The following chart presents assets at fair value for our defined-benefit pension plans at June 30, 2009 and the prior-year end.

Pension Assets by Component

(Dollar amounts in thousands)

	June 30, 2009		December 31, 2008
	Amount	%	Amount	%
Corporate debt	$116,489	63.5	$70,417	40.3
Other fixed maturities	823	0.5	860	0.5
Equity securities	43,280	23.6	47,313	27.1
Short-term investments	9,794	5.3	44,802	25.6
Guaranteed annuity contract	9,936	5.4	9,997	5.7
Other	3,181	1.7	1,312	0.8

Total	$183,503	100.0	$174,701	100.0

The liability for the funded defined-benefit pension plans was $198 million at December 31, 2008. As disclosed in Note C—Postretirement Benefit Plans, contributions in the amount of $5 million have been made to the qualified pension plans as of June

30, 2009. Total contributions during 2009 are not expected to exceed $20 million. Life insurance policies on the lives of plan participants have been established with an unaffiliated carrier for the Company’s supplemental retirement plan. Premium for this coverage paid during the 2009 six months was $11 million. This plan is unqualified and therefore the policyholder value of this policy is not included in the chart above.

Unadopted Accounting Rules

The FASB has issued the following Statements that are pending adoption by Torchmark:

Statement No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 166), effective for Torchmark as of January 1, 2010. This Statement amends previous guidance concerning transfers of financial assets, disallowing the use of qualifying special purpose entities. Such entities are required to be evaluated for consolidation. Torchmark has no such entities and does not expect any impact from adoption.

Statement No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), effective for Torchmark as of January 1, 2010. SFAS 167 amends previous guidance concerning variable interest entities, modifying the determination of the primary beneficiary and requiring ongoing assessment of primary beneficiary status of the variable interest entity for consolidation purposes. At present, the adoption of this Statement will have no effect on Torchmark. While the trust that holds Torchmark’s 7.1% Trust Preferred Securities is a variable interest entity, and Torchmark has 100% voting control, Torchmark is not the primary beneficiary because its interest is not variable. Therefore, we will not consolidate the trust under SFAS 167, following the same treatment as in current practice.

Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS 168), effective for Torchmark as of July 1, 2009. This Statement reorganizes and codifies all non-SEC GAAP, and supersedes all previously-issued non-SEC accounting and reporting standards. The codification is, as of the effective date, the source of all authoritative non-SEC GAAP. The issuance of this Statement does not change any guidance, but only rearranges previously-issued guidance in a topical manner. Therefore, it will have no impact on Torchmark.

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

Changes to Torchmark’s market risk exposure during the three months ended June 30, 2009 are discussed in this report under the following headings: Part 1, Item 1, Note E—Investments; Part 1, Item 2, under the captions Investments – Portfolio Composition and Financial Condition; and Part 2, Item 1A, under the captions Variable Annuity Marketplace Risk, Investment Risks, and Liquidity Risks.

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

As of the end of the fiscal quarter completed June 30, 2009, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended June 30, 2009, there have not been any significant changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

As previously disclosed in filings with the Securities and Exchange Commission, on January 18, 2008, purported class action litigation was filed against Liberty National in the U.S. District Court for the Southern District of Florida (Max Joseph, et al v. Liberty National Life Insurance Company, Case No. 08-20117 CIV—Martinez) on behalf of all black Haitian-Americans who reside in Florida (including both naturalized and alien persons) and who have or have had an ownership interest in life insurance policies sold by Liberty National, where it was alleged that Liberty National issued and administered such policies on a discriminatory basis because of their race and Haitian ancestry, ethnicity or national origin. The plaintiffs alleged an intentional plan on behalf of Liberty National to discriminate against the black Haitian-American community in the formation, performance and termination of life insurance contracts in violation of 42 U.S.C. §1981 and §1982 by target marketing and underwriting inquiries regarding whether the applicant for insurance was Haitian, had traveled to Haiti in the past or planned to do so at any time in the future and, based upon such information, either denying the application or issuing a substandard policy, or in some instances it was alleged, refusing to pay death benefits on issued policies. The plaintiffs sought unspecified compensatory damages in excess of $75,000, punitive damages, injunctive relief, attorneys’ fees and other relief. After the death of one of the named class plaintiffs and the District Court’s dismissal of that plaintiff’s claims without prejudice, the remaining two class plaintiffs elected to proceed with this litigation on an individual basis. On January 22, 2009, the District Court issued an Order granting Liberty National’s Motion for Summary Judgment and closing the case. On April 20, 2009, these two individual plaintiffs filed a notice of appeal with the Court and subsequently filed a motion for extension of time on May 11, 2009. On May 27, 2009, the U.S. Circuit Court of Appeals for the Eleventh Circuit granted these plaintiffs an extension of time to file an initial brief. On July 31, 2009, the Eleventh Circuit granted Liberty National’s motion to dismiss the appeal for lack of jurisdiction as untimely filed.

A no-opt-out class action settlement was reached in substantially identical class litigation filed on September 17, 2008 in the United States District Court for the Southern District of Florida (Marlene Joseph v. Liberty National Life Insurance Company, Case No. 08-1:08-cv-22580). On May 27, 2009, the District Court entered a final order and judgment approving the settlement agreement and dismissing this case with prejudice. There were no objectors to the class settlement and the final approval order was not appealed.

On June 3, 2009, the Florida Office of Insurance Regulation issued an order to Liberty National to show cause why the Florida Office should not issue a final order suspending or revoking Liberty National’s certificate of authority to do an insurance business in the State of Florida. The order asserts that Liberty National has engaged in alleged unfair trade practices in violation of Florida law through past underwriting practices used by Liberty National with regard to insurance applications submitted by persons who lived in the United States but who were not U.S. citizens and persons traveling to certain foreign countries. Liberty National denies the allegations made by the Florida Office. Liberty National has responded to the Florida Office’s order in a timely manner and the matter was transmitted to the Division of Administrative Hearings on July 10, 2009.

Item 1A.	Risk Factors

Risks Related to Our Business

Product Marketplace and Operational Risks:

The insurance industry is a mature, regulated industry, populated by many firms. We operate in the life and health insurance sections of the insurance industry, each with its own set of risks.

The development and maintenance of our various distribution systems are critical to growth in product sales and profits. Because our life and health insurance sales are primarily made to individuals, rather than groups, and the face amounts sold are lower than that of policies sold in the higher income market, the development, maintenance, and retention of adequate numbers of producing agents and direct response systems to support growth of sales in this market are critical. We compete for producing agents with other insurers primarily on the basis of our products and compensation. Adequate compensation that is competitive with other employment opportunities and that also motivates producing agents to increase sales is critical, as our competitors seek to hire away our agents from time to time. Increased competition has led to a reduction in agents in our United American Branch Office Agency and United American Independent Agency, which have historically been our major health distribution channels. In direct response, continuous development of new offerings and cost efficiency are key. Less than optimum execution of these strategies may result in reduced sales and profits.

Economic conditions may materially adversely affect our business and results of operations. We serve primarily the middle-income market for individual protection life and health insurance and, as a result, we compete directly with alternative uses of a customer’s disposable income. If disposable income within this demographic group declines or the use of disposable income becomes more limited, as a result of an economic downturn or otherwise, then new sales of our insurance products could become more challenging, and our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether.

Changes in assumed rates of mortality, morbidity, persistency, and healthcare utilization could negatively affect our results of operations and financial condition. We establish a liability for our policy reserves to pay future policyholder benefits and claims. These reserves do not represent an exact calculation of liability, but rather are actuarial estimates based on models that include many assumptions and projections which are inherently uncertain. The reserve computations involve the exercise of significant judgment with respect to levels of mortality, morbidity, persistency, and healthcare utilization, as well as the timing of premium and benefit payments. Even though our actuaries continually test expected-to-actual results, actual levels that occur may differ significantly from the levels assumed when premium rates were first set. Accordingly, we cannot determine with precision the ultimate amounts of claims or benefits that we will pay or the timing of such payments. Significant variations from the levels assumed when policy reserves are first set could negatively affect our profit margins and income.

Credit rating downgrades could negatively affect our ability to access credit or equity markets. A deterioration in the financial condition of our insurance subsidiaries could result in a lowering of our credit ratings, as well as limit or restrict their ability to pay dividends to us. A restriction on our ability to access funds from our subsidiaries could result in a further downgrade on our credit ratings. These downgrades could affect our ability to access the credit or equity markets on favorable terms.

Life Insurance Marketplace Risk:

Our life products are sold in selected niche markets. We are at risk should any of these markets diminish. We have two life distribution channels that focus on distinct market niches: labor union members and sales via direct response distribution. The contraction of the size of either market could adversely affect sales. In recent years, labor union membership has experienced minimal growth and has declined as a percentage of employed workers. Most of our direct response business is solicited either through direct mail or by insertion into other mail media for distribution. Significant adverse changes in postage cost or the acceptance of unsolicited marketing mail by consumers could negatively affect this business.

Health Insurance Marketplace Risks:

Congress could make changes to the Medicare program which could impact our Medicare Supplement and Medicare Part D prescription drug insurance business. Medicare Supplement insurance constitutes a significant portion of our in-force health insurance business. Because of increasing medical cost inflation and concerns about the solvency of the Medicare program, it is possible that changes will be made to the Medicare program by Congress in the future. The nature and timing of these changes cannot be predicted and could have a material adverse effect on that business.

Our Medicare Supplement business could be negatively affected by alternative healthcare providers. Our Medicare Supplement business is impacted by market trends in the senior-aged health care industry that provide alternatives to traditional Medicare, such as health maintenance organizations (HMOs) and other managed care or private plans. The success of these alternative businesses could negatively affect the sales and premium growth of traditional Medicare Supplement insurance.

Our Medicare Supplement and other health insurance business is subject to intense competition primarily on the basis of price which could restrict future sales. In recent years, price competition in the traditional Medicare Supplement market, as well as the market for other health products, has been significant, characterized by some insurers who have been willing to earn very small profit margins or to underprice new sales in order to gain market share. We have elected not to compete on those terms, which have negatively affected sales. Should these industry practices continue, it is likely that our sales of health insurance products will remain depressed.

Our health insurance business is at risk in the event of government-sponsored under-age-65 health insurance. Currently, our leading health insurance sales are from limited benefit products sold to people under age 65. These products are in demand when buyers are either self employed or their employers offer limited or no health insurance to employees. If in the future the government offers comprehensive health care to people under age 65, demand for this product would likely decline, which would have a material adverse effect on our sales in this business.

An inability to obtain timely and appropriate premium rate increases for the health insurance policies we sell due to regulatory delay could adversely affect our results of operations and financial condition. Medicare Supplement insurance and the terms under which the premiums for such policies may be increased are highly regulated at both the state and federal level. As a result, it is characterized by lower profit margins than life insurance and requires strict administrative discipline and economies of scale for success. Because Medicare Supplement policies are coordinated with the federal Medicare program, which experiences health care inflation every year, annual premium rate increases for the Medicare Supplement policies are necessary. Obtaining timely rate increases is of critical importance to our success in this market. Accordingly, the inability of our insurance subsidiaries to obtain approval of premium rate increases in a timely manner from state insurance regulatory authorities in the future could adversely impact their profitability.

Variable Annuity Marketplace Risk:

Our variable annuity business is at risk should equity markets decline. Revenues and underwriting income for variable annuities are based on policyholder account values which consist of investments primarily in equity markets. When equity markets decline, not only would revenues be expected to decline, but we would generally expect redemptions to increase, further negatively affecting revenues and underwriting income. As a part of this business, we also guarantee a minimum death benefit to policyholders to be paid regardless of account size upon death. Therefore, even though variable annuities are no longer a significant part of our business and we no longer offer variable annuity products, because of this guaranteed death benefit, our obligation costs rise as the account balance declines. Additionally, the decline in policyholder account size will require us to adjust our actuarial assumptions on this business to take into account the lower revenues. As a result, these revisions in assumptions could cause us to accelerate the amortization of deferred acquisition costs and will generally negatively impact our underwriting income.

Investment Risks:

Our investments are subject to market and credit risks. Our invested assets are subject to the customary risks of defaults, downgrades, and changes in market values. Substantially all of our investment portfolio consists of fixed-maturity and short-term investments. A significant portion of our fixed-maturity investments is comprised of corporate bonds, exposing us to the risk that individual corporate issuers will not have the ability to make required interest or principal payments on the investment. Factors that may affect both market and credit risks include interest rate levels, financial market performance, disruptions in credit markets, and general economic conditions, as well as particular circumstances affecting the businesses or industries of each issuer. Additionally, because the majority of our investments are longer-term fixed maturities that we typically hold until maturity, significant increases in interest rates, widening of credit spreads, or inactive markets associated with market downturns could cause a material temporary decline in the fair value of our fixed investment portfolio, even with regard to performing assets. These declines could cause a material increase in unrealized losses in our investment portfolio. Significant unrealized losses can substantially reduce our capital position and shareholders’ equity. It is possible that our investment in certain of these securities with unrealized losses may experience a default event and that a portion or all of that unrealized loss may not be recoverable. In that case, the unrealized loss will be realized, at which point we would take an impairment charge, reducing our net income.

Difficulties in the business of particular issuers or in industries in which we hold investments could cause significant downgrades, delinquencies and defaults in our investment portfolio, potentially resulting in lower net investment income and increased realized and unrealized investment losses. Difficult conditions in U.S. capital markets in recent periods have caused a notable increase in the troubled status of businesses in which we hold investments. If difficulties within these businesses and industries increase or continue without improvement, there could be increased deferrals and defaults on amounts owed to us. If difficult conditions in the capital markets and the economic recession continue or worsen, we could experience additional credit downgrades or default events within our investment portfolio.

A default by an issuer could result in a significant other-than-temporary impairment of that investment, causing us to write the investment down and take a charge against net income. The risk of default is higher for bonds with longer-term maturities, which we acquire in order to match our long-term insurance obligations. We attempt to reduce this risk by purchasing only investment grade securities and by carefully evaluating an issuer before entering into an investment. Also, while we have invested in a broad array of industries and issuers in order to attempt to maintain a highly diversified portfolio, we do invest in banks, insurance companies, and other financial institutions, which have experienced an increased level of downgrades recently. Moreover, we cannot be assured that any particular issuer, regardless of industry, will be able to make required interest and principal payments, on a timely basis or at all. Any further other-than-temporary impairments could reduce our statutory surplus, leading to lower risk-based capital ratios, potential downgrades of our ratings by rating agencies and a potential reduction of future dividend capacity from our insurance subsidiaries. While we intend to hold our investments until maturity, a severe increase in defaults could cause us to suffer a significant decrease in investment income or principal repayments, resulting in substantial realized losses from the writedowns of impaired investments. Current net income would be negatively impacted by the writedowns, and prospective net income would be adversely impacted by the loss of future interest income.

A decline in interest rates could negatively affect income. Declines in interest rates expose insurance companies to the risk of not earning anticipated spreads between the interest rate earned on investments and the rates credited to the net policy liabilities. While we attempt to manage our investments to preserve the excess investment income spread, we provide no assurance that a significant and persistent decline in interest rates will not materially affect such spreads. Significant decreases in interest rates could result in calls by issuers of investments, where such features are available to issuers. These calls could result in a decline in our investment income, as reinvestment of the proceeds would likely be at lower rates.

Liquidity Risks:

Our liquidity to fund operations is substantially dependent on funds available, primarily dividends, from our insurance subsidiaries. As a holding company with no direct operations, our principal asset is the capital stock of our insurance subsidiaries, which periodically declare and distribute dividends on their capital stock. Moreover, our liquidity, including our ability to pay our operating expenses and to make principal and interest payments on debt securities or other indebtedness owed by us, as well as our ability to pay dividends on our common stock or any preferred stock, depends significantly upon the surplus and earnings of our insurance subsidiaries and the ability of these subsidiaries to pay dividends or to advance or repay funds to us. Other sources of liquidity for us also include a variety of short- and long-term instruments, including our credit facility, commercial paper and medium- and long-term debt.

The principal sources of our insurance subsidiaries’ liquidity are insurance premiums, as well as investment income, maturities, repayments, and other cash flow from our investment portfolio. Our insurance subsidiaries are subject to various state statutory and regulatory restrictions applicable to insurance companies that limit the amount of cash dividends, loans, and advances that those subsidiaries may pay to us, including laws establishing minimum solvency and liquidity thresholds. For example, under certain state insurance laws, an insurance company generally may pay dividends only out of its unassigned surplus as reflected in its statutory financial statements filed in that state. Additionally, dividends paid by insurance subsidiaries are generally limited to the greater of statutory net gain from operations, excluding capital gains and losses, or 10% of statutory surplus without regulatory approval. Accordingly, a disruption in our insurance subsidiaries’ operations could reduce their capital or cash flow and, as a result, limit or disallow payment of dividends to us, a principal source of our cash flow.

We can give no assurance that more stringent restrictions will not be adopted from time to time by states in which our insurance subsidiaries are domiciled, which could, under certain circumstances, significantly reduce dividends or other amounts paid to us by our subsidiaries. Changes in these laws could constrain the ability of our subsidiaries to pay dividends or to advance or repay funds to us in sufficient amounts and at times necessary to meet our debt obligations and corporate expenses. Additionally, the inability of our subsidiaries to obtain approval of premium rate increases in a timely manner from state insurance regulatory authorities could adversely impact their profitability, and thus their ability to declare and distribute dividends to us. Limitations on the flow of dividends from our subsidiaries could limit our ability to service and repay debt or to pay dividends on our capital stock.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or access capital, as well as affect our cost of capital. The capital and credit markets have been experiencing extreme instability and disruption for an extended period of time. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity for certain industries and issuers. Additionally, our credit spreads have widened considerably recently, which increases the interest rate we must pay on any new debt obligation we may issue and which may reduce our income. If the credit and capital markets continue to experience significant disruption, uncertainty and instability, these conditions could adversely affect our access to capital. Such market conditions may limit our ability to replace maturing liabilities (in a timely manner or at all) and/or access the capital necessary to grow our business.

In the event that current resources do not satisfy our needs, we may have to seek additional financing or raise capital. The availability of additional financing or capital will depend on a variety of factors such as market conditions, the general availability of credit or capital, the volume of trading activities, the overall availability of credit to the insurance industry, and our credit ratings and credit capacity. Additionally, customers, lenders, or investors could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Our access to funds may also be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient, and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all. As such, we may be forced to delay raising capital, issue shorter term securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Therefore, as a result, our results of operations, financial condition, and cash flows could be materially negatively affected by disruptions in the financial markets.

Regulatory Risks:

Our businesses are heavily regulated, and changes in regulation may reduce our profitability and growth. Insurance companies, including our insurance subsidiaries, are subject to extensive supervision and regulation in the states in which we do business. The primary purpose of this supervision and regulation is the protection of our policyholders, not our investors. State agencies have broad administrative power over numerous aspects of our business, including premium rates and other terms and conditions that we can include in the insurance policies offered by our insurance subsidiaries, marketing practices, advertising, licensing agents, policy forms, capital adequacy, solvency, reserves, and permitted investments. Also, regulatory authorities have relatively broad discretion to grant, renew, or initiate procedures to revoke licenses or approvals. The insurance laws, regulations and policies currently affecting Torchmark and its insurance subsidiaries may change at any time, possibly having an adverse effect on our business. We may be unable to maintain all required licenses and approvals, and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines.

We cannot predict the timing or substance of any future regulatory initiatives. In recent years, there has been increased scrutiny of insurance companies, including our insurance subsidiaries, by insurance regulatory authorities, which has included more extensive examinations and more detailed review of disclosure documents. These regulatory authorities may bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties, or prohibitions or restrictions on our business activities and could have a material adverse effect on our business, results of operations, or financial condition. Additionally, changes in the overall legal or regulatory environment may, even absent any particular regulatory authority’s interpretation of an issue changing, cause us to change our views regarding the actions that we need to take from a legal or regulatory risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow or otherwise negatively impact the profitability of our business.

Currently, the U.S. federal government does not directly regulate the business of insurance. However, various forms of direct federal regulation of insurance have been proposed. These proposals include the National Insurance Act of 2007, which would permit an optional federal charter for insurers. In light of recent events involving certain financial institutions, it is possible that the U.S. federal government will heighten its oversight of insurers, possibly through a federal system of insurance regulation. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, results of operations, or financial condition.

Changes in U.S. federal income tax law could increase our tax costs. Changes to the Internal Revenue Code, administrative rulings or court decisions affecting the insurance industry could increase our effective tax rate and lower our net income.

Changes in accounting standards issued by accounting standard-setting bodies may adversely affect our financial statements and reduce our profitability. Our financial statements are subject to the application of accounting principles generally accepted in the United States of America (GAAP), which principles are periodically revised and/or expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards or guidance issued by recognized authoritative bodies. It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations. Further, standard setters have a full agenda of unissued topics under review at any given time, any of which have the potential to negatively impact our profitability.

If we fail to comply with restrictions on patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain its confidentiality, our reputation and business operations could be materially adversely affected. The collection, maintenance, use, disclosure and disposal of individually identifiable data by our insurance subsidiaries are regulated at the international, federal and state levels. These laws and rules are subject to change by legislation or administrative or judicial interpretation. Various state laws address the use and disclosure of individually identifiable health data to the extent they are more restrictive than those contained in the privacy and security provisions in the federal Gramm-Leach-Bliley Act of 1999 (GLBA) and in the Health Insurance Portability and Accountability Act of 1996 (HIPAA). HIPAA also requires that we impose privacy and security requirements on our business associates (as that term is defined in the HIPAA regulations). Noncompliance with any privacy laws or any security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive or confidential information, whether by us or by one of our business associates, could have a material adverse effect on our business, reputation and results of operations and could include material fines and penalties, various forms of damages, consent orders regarding our privacy and security practices, adverse actions against our licenses to do business and injunctive relief.

Litigation Risk:

Litigation could result in substantial judgments against us or our subsidiaries. We are, and in the future may be, subject to litigation in the ordinary course of business. Some of these proceedings have been brought on behalf of various alleged classes of complainants, and, in certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Members of our management and legal teams review litigation on a quarterly and annual basis. However, the outcome of any such litigation cannot be predicted with certainty. A number of civil jury verdicts have been returned against insurers in the jurisdictions in which Torchmark and its insurance subsidiaries do business involving the insurers’ sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. These lawsuits have resulted in the award of substantial judgments against insurers that are disproportionate to the actual damages, including material amounts of punitive damages. In some states in which we operate, juries have substantial discretion in awarding punitive damages. This discretion creates the potential for unpredictable material adverse judgments in any given punitive damages suit.

Our pending and future litigation could adversely affect us because of the costs of defending these cases, the costs of settlement or judgments against us, or changes in our operations that could result from litigation. Substantial legal liability in these or future legal actions could also have a material financial effect or cause significant harm to our reputation, which, in turn, could materially harm our business and our business prospects.

Catastrophic Event Risk:

Our business is subject to the risk of the occurrence of catastrophic events. Our insurance policies are issued to and held by a large number of policyholders throughout the United States in relatively low-face amounts. Accordingly, it is unlikely that a large portion of our policyholder base would be affected by a single natural disaster. However, our insurance operations could be exposed to the risk of catastrophic mortality, caused by events such as a pandemic, an act of terrorism, or another event that causes a large number of deaths or injuries across a wide geographic area. These events could have a material adverse effect on our results of operations in any period and, depending on their severity and geographic scope, could also materially and adversely affect our financial condition.

The extent of losses from a catastrophe is a function of both the total number of policyholders in the area affected by the event and the severity of the event. Pandemics, hurricanes, earthquakes, and man-made catastrophes, including terrorism and war, may produce significant claims in larger areas, especially those that are heavily populated. Claims resulting from natural or man-made catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition.

Information Technology Risk:

The occurrence of computer viruses, network security breaches, disasters, or other unanticipated events could affect the data processing systems of Torchmark or its subsidiaries and could damage our business and adversely affect our financial condition and results of operations. A computer virus could affect the data processing systems of Torchmark or its subsidiaries, destroying valuable data or making it difficult to conduct business. In addition, despite our implementation of network security measures, our servers could be subject to physical and electronic break-ins and similar disruptions from unauthorized tampering with our computer systems.

We retain confidential information in our computer systems and rely on sophisticated commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our computer systems could access, view, misappropriate, alter, or delete information in the systems, including personally identifiable customer information and proprietary business information. In addition, an increasing number of states require that customers be notified of unauthorized access, use, or disclosure of their information. Any compromise of the security of our computer systems that results in inappropriate access, use, or disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to significant civil and criminal liability, and require us to incur significant technical, legal, and other expenses.

In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, or a terrorist attack or war, our computer systems may be inaccessible to our employees or customers for a period of time. Even if our employees are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems are disabled or destroyed.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2009	0		0
May 1-31, 2009	0		0
June 1-30, 2009	0		0

On October 30, 2008, Torchmark’s Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be purchased. The Company, with Board approval, has temporarily suspended the share repurchase program in light of current economic conditions.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held April 30, 2009:

1.	The following directors were reelected to terms expiring in 2012 or until their successors are elected and qualified:

NAME	FOR	WITHHOLD	BROKER NON-VOTE
David L. Boren	64,998,508	3,682,990	15,003,265
M. Jane Buchan	68,147,307	534,191	15,003,265
Robert W. Ingram	68,147,832	533,666	15,003,265
Paul J. Zucconi	67,811,725	869,773	15,003,265

The directors whose current terms of office continued after the Annual Meeting are:

Charles E. Adair	Lloyd W. Newton
Joseph L. Lanier, Jr.	Sam R. Perry
Mark S. McAndrew	Lamar C. Smith

2.	Stockholders ratified the appointment of Deloitte & Touche, LLP as the independent registered public accounting firm of the Company for the fiscal year 2009:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
68,271,525	372,890	37,083	15,003,265

3.	Management proposed amendments to the Company’s Amended and Restated By-Laws (i) providing for majority voting in uncontested director elections; (ii) adding advanced notice provisions requiring stockholders to give notice to the Company of a stockholder’s director nominees or other business to be brought by a stockholder before an annual meeting of stockholders; and (iii) making other conforming changes necessary to implement the majority voting and advanced notice provisions as well as certain other miscellaneous changes. In order to be adopted, this management proposal needed to receive the affirmative vote of 80% of the common shares eligible to be voted at the Annual Meeting. The management proposal was defeated since it did not receive the necessary 80% vote for adoption:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
54,199,240	14,330,706	151,552	15,003,265

Item 6.	Exhibits

(a)	Exhibits

(4)	Third Supplemental Indenture dated as of June 30, 2009 between Torchmark Corporation and The Bank of New York Mellon Trust Company, N.A.

(11)	Statement re Computation of Per Share Earnings

(12)	Statement re Computation of Ratios

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Mark S. McAndrew

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

(32.1)	Section 1350 Certification by Mark S. McAndrew and Gary L. Coleman

(101)	Interactive Data Files for the Torchmark Corporation Form 10Q for the periods ended June 30, 2009

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: August 6, 2009	/s/ Mark S. McAndrew
Mark S. McAndrew
Chairman and Chief Executive Officer

Date: August 6, 2009	/s/ Gary L. Coleman
Gary L. Coleman, Executive Vice
President and Chief Financial Officer