Form 10-Q
period 2009-09-30
TORCHMARK CORP
filed 2009-11-06
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2009

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

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT OCTOBER 30, 2009
Common Stock, $1.00 Par Value	82,784,636

Index of Exhibits (Page 76).

Total number of pages included are 79.

TORCHMARK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	September 30, 2009	December 31, 2008 *
	(Unaudited)
Assets

Investments:
Fixed maturities, available for sale, at fair value
(amortized cost: 2009—$9,449,079; 2008—$9,609,856)	$9,053,521	$7,817,186
Equity securities, at fair value
(cost: 2009—$14,875; 2008—$16,876)	16,842	16,346
Policy loans	375,937	360,431
Other long-term investments	55,286	72,284
Short-term investments	250,250	130,954

Total investments	9,751,836	8,397,201
Cash	171,520	46,400
Accrued investment income	177,698	176,068
Receivable from sale of securities	669,413	0
Other receivables	211,332	151,684
Deferred acquisition costs and value of insurance purchased	3,417,898	3,395,211
Goodwill	423,519	423,519
Other assets	238,599	180,944
Separate account assets	788,155	758,023

Total assets	$15,849,970	$13,529,050

Liabilities and Shareholders’ Equity

Liabilities:
Future policy benefits	$8,992,853	$8,475,020
Unearned and advance premiums	84,700	85,190
Policy claims and other benefits payable	221,010	236,313
Other policyholders’ funds	90,079	89,709

Total policy liabilities	9,388,642	8,886,232

Current and deferred income taxes payable	959,135	419,203
Other liabilities	245,102	215,508
Short-term debt	233,410	403,707
Long-term debt (fair value: 2009—$873,054; 2008—$515,249)	795,846	499,049
Due to affiliates	124,421	124,421
Separate account liabilities	788,155	758,023

Total liabilities	12,534,711	11,306,143

Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: -0- in 2009 and in 2008	0	0
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2009—85,874,748 issued, less 3,090,412 held in treasury and 2008—85,874,748 issued, less 1,167,101 held in treasury)	85,875	85,875
Additional paid-in capital	449,398	446,065
Accumulated other comprehensive income (loss)	(297,532)	(1,170,417)
Retained earnings	3,185,308	2,928,950
Treasury stock, at cost	(107,790)	(67,566)

Total shareholders’ equity	3,315,259	2,222,907

Total liabilities and shareholders’ equity	$15,849,970	$13,529,050

* Derived from audited financial statements

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Life premium	$414,392	$406,114	$1,242,184	$1,215,554
Health premium	241,054	268,940	776,408	861,688
Other premium	2,324	3,543	7,204	11,352

Total premium	657,770	678,597	2,025,796	2,088,594

Net investment income	169,608	169,034	506,005	503,763
Realized investment gains (losses)	8,434	(2,046)	17,026	(3,784)
Other-than-temporary impairments	(74,677)	(93,175)	(161,755)	(106,099)
Portion of impairment loss recognized in other comprehensive income	23,268	0	25,830	0
Other income	451	942	1,324	3,803

Total revenue	784,854	753,352	2,414,226	2,486,277

Benefits and expenses:
Life policyholder benefits	272,353	268,338	818,789	809,540
Health policyholder benefits	152,312	174,363	528,514	592,995
Other policyholder benefits	10,667	8,535	29,978	24,500

Total policyholder benefits	435,332	451,236	1,377,281	1,427,035

Amortization of deferred acquisition costs	104,967	101,429	323,840	297,701
Commissions and premium taxes	34,542	34,514	96,783	111,318
Other operating expense	42,613	45,035	131,639	135,059
Interest expense	20,343	15,507	50,923	46,497

Total benefits and expenses	637,797	647,721	1,980,466	2,017,610

Income before income taxes	147,057	105,631	433,760	468,667
Income taxes	(46,257)	(42,480)	(142,136)	(153,617)

Net income	$100,800	$63,151	$291,624	$315,050

Basic net income per share	$1.22	$0.73	$3.51	$3.54

Diluted net income per share	$1.22	$0.72	$3.51	$3.49

Dividends declared per common share	$0.14	$0.14	$0.42	$0.42

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$100,800	$63,151	$291,624	$315,050

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	933,409	(860,298)	1,299,645	(1,437,612)
Less: reclassification adjustment for (gains) losses on securities included in net income	66,040	94,563	144,430	107,813
Less: reclassification adjustment for other-than-temporarily impaired debt securities for which a portion of the loss was recognized in earnings	(23,268)	0	(25,830)	0
Less: reclassification adjustment for amortization of (discount) and premium	(602)	(3,199)	(5,105)	(9,250)
Less: foreign exchange adjustment on securities marked to market	(7,524)	2,481	(13,531)	4,262

Unrealized gains (losses) on securities	968,055	(766,453)	1,399,609	(1,334,787)
Unrealized gains (losses) on deferred acquisition costs	(59,689)	46,947	(82,095)	79,462

Total unrealized investment gains (losses)	908,366	(719,506)	1,317,514	(1,255,325)
Less applicable taxes	(317,928)	251,827	(461,130)	439,364

Unrealized gains (losses), net of tax	590,438	(467,679)	856,384	(815,961)

Foreign exchange translation adjustments	9,860	(5,470)	17,059	(7,920)
Less applicable taxes	(3,453)	1,396	(5,972)	2,253

Foreign exchange translation adjustments, net of tax	6,407	(4,074)	11,087	(5,667)

Amortization of pension costs	3,028	872	8,331	2,617
Less applicable taxes	(1,061)	(305)	(2,917)	(916)

Amortization of pension costs, net of tax	1,967	567	5,414	1,701

Other comprehensive income (loss)	598,812	(471,186)	872,885	(819,927)

Comprehensive income (loss)	$699,612	$(408,035)	$1,164,509	$(504,877)

See accompanying Notes to Consolidated Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash provided from operations	$588,751	$613,881

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	184,760	117,074
Fixed maturities available for sale—matured, called, and repaid	656,111	449,289
Other long-term investments	7,287	4,847

Total investments sold or matured	848,158	571,210
Investments acquired:
Fixed maturities	(1,432,463)	(934,082)
Other long-term investments	(15,547)	(13,539)

Total investments acquired	(1,448,010)	(947,621)
Net (increase) decrease in short-term investments	(119,296)	45,415
Net change in payable or receivable for securities	17,344	(2,277)
Disposition of properties	35	768
Additions to properties	(4,936)	(8,605)
Investment in low-income housing interests	(19,058)	(26,761)

Cash used for investment activities	(725,763)	(367,871)

Cash provided from (used for) financing activities:
Proceeds from exercise of stock options	2,389	25,402
Net proceeds from issuance of 9 1 /4% Senior Notes	296,308	0
Repayment of 8 1/4% Senior Debentures	(99,050)	0
Net borrowings (repayments) of commercial paper	(71,226)	43,805
Tax benefit from stock option exercises	138	3,611
Acquisition of treasury stock	(47,564)	(379,283)
Cash dividends paid to shareholders	(35,024)	(36,702)
Net receipts (withdrawals) from deposit product operations	214,107	101,593

Cash provided by (used for) financing activities	260,078	(241,574)

Effect of foreign exchange rate changes on cash	2,054	(8,039)

Net increase (decrease) in cash	125,120	(3,603)
Cash at beginning of year	46,400	20,098

Cash at end of period	$171,520	$16,495

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at September 30, 2009, and the consolidated results of operations, comprehensive income and cash flows for the periods ended September 30, 2009 and 2008.

Note B—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended September 30,		For the nine months ended September
	2009	2008	2009	2008
Basic weighted average shares outstanding	82,746,244	87,019,210	83,114,675	89,082,094
Weighted average dilutive options outstanding	97,330	792,057	0	1,121,648

Diluted weighted average shares outstanding	82,843,574	87,811,267	83,114,675	90,203,742

Antidilutive shares*	8,892,805	1,867,112	9,433,017	1,621,602

* Antidilutive shares are excluded from the calculation of diluted earnings per share.

Unless otherwise specified, earnings per share data is assumed to be on a diluted basis.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans

Components of Post-Retirement Benefit Costs

	Three Months ended September 30,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost	$1,644	$1,985	$141	$164
Interest cost	3,791	3,404	243	244
Expected return on assets	(3,943)	(3,715)	0	0
Prior service cost	518	540	0	0
Net actuarial (gain)/loss	2,602	15	56	(83)

Net periodic benefit cost	$4,612	$2,229	$440	$325

Components of Post-Retirement Benefit Costs

	Nine Months ended September 30,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost	$5,612	$5,766	$473	$501
Interest cost	10,843	10,678	731	737
Expected return on assets	(11,540)	(11,475)	0	0
Prior service cost	1,553	2,250	0	0
Net actuarial (gain)/loss	6,976	2	191	(252)

Net periodic benefit cost	$13,444	$7,221	$1,395	$986

During the 2009 nine months, Torchmark has contributed $14 million to its qualified pension plan. The Company does not plan to contribute anything more during 2009.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Adoption of New Accounting Standards

Fair Value Measurements: Earlier in 2009, the Financial Accounting Standards Board (FASB) provided additional guidance for estimating the fair value of assets or liabilities when the level of transaction activity has decreased and for identifying when transactions are not orderly. The new guidance re-emphasizes that fair value continues to be the exit price in an orderly market. The amended guidance was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted. It does not require disclosure for comparative periods ending prior to the period of initial adoption. Torchmark elected to early adopt the new guidance for the periods beginning January 1, 2009. There were no significant changes in valuation techniques to arrive at fair value as a result of the adoption, other than techniques used to value holdings in collateralized debt obligations (CDOs). CDOs were valued based on the present value of expected cash flows under the new guidance, rather than by broker quotes as determined previously. The use of the technique to determine fair value by the present value of expected cash flows resulted in an immaterial difference in fair value. Therefore, the impact of adoption was not material to the investment portfolio. See Note E—Investments under the caption Fair Value Measurements for the fair value disclosures required by the new guidance.

Other-Than-Temporary Impairments: The FASB also amended previous guidance concerning other-than-temporary impairments of debt securities and changed the presentation of other-than-temporary impairments in the financial statements. If an entity intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is to be considered other-than-temporarily impaired and the full amount of impairment must be charged to earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories, the portion of loss which is considered credit loss and the portion of loss which is due to other factors. The credit loss portion is charged to earnings while the loss due to other factors is charged to other comprehensive income, both charges net of tax. The revised guidance called for an opening cumulative effect adjustment to reclassify any additional unrecognized after-tax credit loss on each previously other-than-temporarily impaired security held at the beginning of the period of adoption as an adjustment to retained earnings and a corresponding adjustment to accumulated other comprehensive income. The revisions were effective for interim and annual periods ending after June 15, 2009, but early adoption was permitted for periods ending after March 15, 2009. Disclosures for earlier periods for comparative purposes are not required until the comparative periods end after initial adoption.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Adoption of New Accounting Standards (continued)

Torchmark elected to early adopt the amended guidance as of the periods beginning January 1, 2009. Adoption resulted in no cumulative effect adjustment to opening retained earnings or to accumulated other comprehensive income as of January 1, 2009. Invested assets, total assets, and total shareholders’ equity were not affected by adoption. Application of the new guidance resulted in an after-tax increase in net income of $17 million in the 2009 nine months, because the portion of other-than-temporary impairment loss related to factors other than credit was recorded in other comprehensive income instead of being reflected in net income. See Note E—Investments under the caption Other-Than-Temporary Impairments for the disclosures required by the new guidance.

Fair Value Disclosures: Torchmark elected to early adopt, as of January 1, 2009, new accounting rules concerning fair value disclosures. The new rules were effective for interim and annual periods ending after June 15, 2009, but early adoption was permitted. The new accounting rules require that the fair value of financial instruments be disclosed in the body or notes of an entity’s financial statements in both interim and annual periods. The new guidance also requires the disclosure of methods and assumptions used to estimate fair values. It does not require comparative disclosures for periods preceding adoption. Unless provided below, the fair value of all of Torchmark’s assets and liabilities are disclosed on the face of its Consolidated Balance Sheets. Fair values for cash, short-term investments, short-term debt, policy loans, receivables, and payables approximate carrying value. Fair values for long-term fixed maturity investments and equity securities are determined in accordance with specific rules addressing those instruments, as more fully described in Note E—Investments under the caption Fair Value Measurements. The fair values of Torchmark’s long-term debt issues, along with its trust preferred securities, are based on quoted market prices. Mortgage loans, which are included in “Other invested assets,” are valued based on discounted cash flows. The fair value of mortgage loans was $15 million at September 30, 2009, compared with an amortized cost of $16 million at that date. At December 31, 2008, fair value was $18 million and amortized cost was $17 million.

Subsequent Events: Torchmark adopted new accounting rules issued by the FASB regarding subsequent events which were effective for Torchmark for the periods ending June 30, 2009. The new rules introduce the concept of the date the financial statements are available to be issued, after which date subsequent events will not have been evaluated for reporting purposes. For the reporting periods ended September 30, 2009, Torchmark’s date through which subsequent events were considered was November 5, 2009, which was also the date that the financial statements were available to be issued.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Adoption of New Accounting Standards (continued)

Codification: Torchmark adopted the new FASB Accounting Standards Codification as of July 1, 2009. This codification reorganizes and codifies all non-SEC GAAP, and supersedes all previously-issued non-SEC accounting and reporting standards. It also revised the hierarchy of GAAP. The codification is, as of the effective date, the source of all authoritative non-SEC GAAP. Upon adoption, the codification did not change any guidance, but only rearranged previously-issued guidance in a topical manner. On the effective date of Codification, substantially all existing non-SEC accounting and reporting standards were superseded, and are no longer referenced by title in these financial statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments

Portfolio Composition:

A summary of fixed maturities and equity securities available for sale by cost or amortized cost and estimated fair value at September 30, 2009 is as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$17,085	$656	$0	$17,741	0%
Government-sponsored enterprises	81,992	101	(1,755)	80,338	1
GNMAs	10,239	1,224	0	11,463	0
States, municipalities and political subdivisions	689,825	24,324	(4,555)	709,594	8
Foreign governments	20,886	1,193	0	22,079	0
Corporates	7,083,587	325,575	(468,755)	6,940,407	77
Residential mortgage-backed securities	10,659	886	0	11,545	0
Commercial mortgage-backed securities	2,722	29	0	2,751	0
Collateralized debt obligations	60,636	0	(40,715)	19,921	0
Asset-backed securities	39,025	1,164	(2,386)	37,803	1
Redeemable preferred stocks	1,432,423	21,009	(253,553)	1,199,879	13

Total fixed maturities	$9,449,079	$376,161	$(771,719)	$9,053,521	100%

Equity securities:
Common stocks:
Banks and insurance companies	$776	$219	$0	$995
Industrial and all others	0	1	0	1
Non-redeemable preferred stocks	14,099	1,747	0	15,846

Total equity securities	$14,875	$1,967	$0	$16,842

Total fixed maturities and equity securities	$9,463,954	$378,128	$(771,719)	$9,070,363

* At fair value

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

A schedule of fixed maturities by contractual maturity date at September 30, 2009 is shown below on an amortized cost basis and on a fair value basis. Actual maturity dates could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$319,676	$326,206
Due from one to five years	622,755	656,348
Due from five to ten years	618,072	646,855
Due from ten to twenty years	2,497,320	2,364,490
Due after twenty years	5,267,975	4,976,139

	9,325,798	8,970,038
Mortgage-backed and asset-backed securities	123,281	83,483

	$9,449,079	$9,053,521

Cash proceeds received from sales of fixed maturities available for sale were $185 million in the nine months of 2009 and $117 million in the same period of 2008. Gross gains realized on those sales were $76 million in the nine months of 2009 and $2 million in the same period of 2008. Gross losses were $60 million in the 2009 period and $3 million in the same period of 2008. The basis on which cost was determined in computing realized gains or losses was by the specific identification method.

During the third quarter of 2009, the Company sold $315 million of fixed maturities at amortized cost that were below investment grade. Management believes that the remaining below-investment-grade securities will be fully recoverable.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

Fair Value Measurements:

Torchmark measures the fair value of its financial assets in accordance with GAAP, which, as noted in Note D—Adoption of New Accounting Standards, was revised earlier in 2009. GAAP clarifies the definition of fair value, establishes a hierarchy for measuring fair value, and expands disclosures about measurement methodology and its effects on fair value. GAAP establishes a hierarchy which consists of three levels to indicate the quality of the fair value measurements as described below:

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

The following table represents assets measured at fair value on a recurring basis:

	Fair Value Measurements at September 30, 2009 Using:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government and agencies	$0	$17,741	$0	$17,741
Government-sponsored enterprises	0	80,338	0	80,338
GNMAs	0	11,463	0	11,463
States, municipalities and political	0	709,594	0	709,594
Foreign governments	0	22,079	0	22,079
Corporates	44,237	6,885,368	10,802	6,940,407
Residential mortgage-backed securities	0	11,545	0	11,545
Commercial mortgage-backed securities	0	2,751	0	2,751
Collateralized debt obligations	0	0	19,921	19,921
Asset-backed securities	0	31,049	6,754	37,803
Redeemable preferred stocks	241,968	948,761	9,150	1,199,879

Total fixed maturities	286,205	8,720,689	46,627	9,053,521

Equity securities:
Common stocks:
Banks and insurance companies	356	0	639	995
Industrial and all others	1	0	0	1
Non-redeemable preferred stocks	15,736	110	0	15,846

Total equity securities	16,093	110	639	16,842

Total fixed maturities and equity securities	$302,298	$8,720,799	$47,266	$9,070,363

Percent of total	3.3%	96.1%	0.6%	100.0%

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

The great majority of fixed maturities are not actively traded and direct quotes are not generally available. Management therefore determines the fair values of these securities after consideration of data provided by third-party pricing services and independent broker/dealers. Over 98% of the fair value reported at September 30, 2009 was determined using data provided by third-party pricing services. Prices provided by third-party pricing services are not binding offers but are estimated exit values. They are based on observable market data inputs which can vary by security type. Such inputs include benchmark yields, available trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market data. Where possible, these prices were corroborated against other independent sources. When corroborated prices produce small variations, the close correlation indicates observable inputs, and the median value is used. When corroborated prices present greater variations, additional analysis is required to determine which value is the most appropriate. When only one price is available, it is used if based on observable inputs and analysis confirms that it is appropriate. All fair value measurements based on prices determined with observable market data are reported as Level 1 or Level 2 measurements.

When third-party vendor prices are not available, the Company attempts to obtain at least three quotes from broker/dealers for each security. When at least three quotes are obtained, and the standard deviation of such quotes is less than 3%, (suggesting that the independent quotes were likely derived using similar observable inputs), the Company will use the median quote and will classify the measurement as Level 2. At September 30, 2009, there were no assets valued as Level 2 in this manner with broker quotes.

When the standard deviation is 3% or greater, or the Company cannot obtain three quotes, then additional information and management judgment are required to establish the fair value. The measurement is then classified as Level 3. The Company uses information and valuation techniques deemed appropriate for determining the point within the range of reasonable fair value estimates that is most representative of fair value under current market conditions. As of September 30, 2009, fair value measurements classified as Level 3 represented less than 1% of total fixed maturities and equity securities.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

The following tables represent changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the three months ended September 30, 2009
	Asset- backed securities	Collateralized debt obligations	Corporates*	Equities	Total
Balance at July 1, 2009	$6,569	$26,708	$14,279	$639	$48,195
Total gains or losses:
Included in realized gains/losses	0	(30,580)	(7,319)	0	(37,899)
Included in other comprehensive income	231	21,496	12,191	0	33,918
Purchases, issuances, and settlements, net	(46)	2,297	(6,198)	0	(3,947)
Transfers in and/or out of Level 3	0	0	6,999	0	6,999

Balance at September 30, 2009	$6,754	$19,921	$19,952	$639	$47,266

Percent of total fixed maturity and equity securities	0.1%	0.2%	0.2%	0.0%	0.5%

* Includes redeemable preferred stocks

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the nine months ended September 30, 2009
	Asset- backed securities	Collateralized debt obligations	Corporates*	Other	Equities	Total
Balance at January 1, 2009	$23,077	$14,158	$164,881	$623	$624	$203,363
Total gains or losses:
Included in realized gains/losses	0	(76,021)	(7,319)	0	0	(83,340)
Included in other comprehensive income	443	76,473	2,312	0	15	79,243
Purchases, issuances, and settlements, net	(136)	5,311	(5,450)	0	0	(275)
Transfers in and/or out of Level 3	(16,630)	0	(134,472)	(623)	0	(151,725)

Balance at September 30, 2009	$6,754	$19,921	$19,952	$0	$639	$47,266

Percent of total fixed maturity and equity securities	0.1%	0.2%	0.2%	0.0%	0.0%	0.5%

* Includes redeemable preferred stocks

The collateral underlying CDOs for which fair values are reported as Level 3 consists primarily of trust preferred securities issued by banks and insurance companies. None of the collateral is subprime or Alt-A mortgages (loans for which the typical documentation was not provided by the borrower). Of the change in the fair value of Level 3 assets still held at the reporting date, $83 million of realized investment losses was included as a charge to net income.

Other-Than-Temporary Impairments:

During the first nine months of 2009, the Company determined that certain of its holdings in fixed maturities were other-than-temporarily impaired, resulting in writedowns of $162 million ($106 million after tax) on CDOs and corporate bonds. Writedowns for other-than-temporary impairment are included in realized investment losses. The pretax writedown includes the writedowns of CDOs with a carrying amount of $117 million to a fair value of $15 million, resulting in a total pretax writedown of $102 million. However, in accordance with the newly revised accounting guidance regarding other-than-temporary impairments, $76 million of the writedown was determined to be the result of a credit loss

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

and was charged to earnings while the remaining $26 million was charged to other comprehensive income. The credit loss portion on the CDOs was determined as the difference between the securities’ amortized cost and the present value of expected future cash flows. These expected cash flows were determined using judgment and the best information available to the Company, and were discounted at the securities’ original effective yield rate. Inputs used to derive expected cash flows included expected default rates, current levels of subordination, and loan-to-collateral value ratios. Management has determined that the present value of future cash flows is a better measure of fair value due to limited observable market data and because the market for these securities is not active and does not reflect orderly transactions. The pre-tax writedown for other-than-temporary impairment on corporate bonds of $60 million was all credit related and was included in the charge to earnings.

During the first nine months of 2008, the Company determined that certain of its holdings in fixed maturities and preferred stocks were other-than-temporarily impaired, resulting in writedowns in the amount of $105 million ($78 million after tax). The pretax writedown, included in realized investment losses, included writedowns in the third quarter of $73 million for bonds issued by Lehman Brothers, $18.5 million for bonds issued by Washington Mutual, and $2 million for perpetual preferred stock issued by the Federal National Mortgage Association. During both the 2009 and 2008 periods, certain real estate holdings were written down because the carrying values of these properties were not expected to be recoverable. In 2008, the writedowns consisted of Company-occupied property in the amount of $2.1 million ($1.4 million after tax) and investment real estate in the amount of $1.1 million ($.7 million after tax). In 2009, additional writedowns in the amounts of $355 thousand ($231 thousand after tax) of Company-occupied real estate and $205 thousand ($133 thousand after tax) of investment real estate were taken on these same properties. The losses on Company-occupied property were included in operating expenses and the losses on invested real estate were included as realized investment losses.

The following table discloses unrealized investment losses by class of investment at September 30, 2009. Torchmark considers these investments to be not other-than-temporarily impaired.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES

At September 30, 2009

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$0	$0	$0	$0	$0	$0
Government-sponsored enterprises	29,645	(43)	27,384	(1,712)	57,029	(1,755)
States, municipalities and political subdivisions	0	0	92,092	(4,555)	92,092	(4,555)
Foreign governments	0	0	0	0	0	0
Corporates	309,567	(46,263)	2,218,247	(422,492)	2,527,814	(468,755)
Residential mortgage-backed securities	0	0	0	0	0	0
Commercial mortgage-backed securities	0	0	0	0	0	0
Collateralized debt obligations	0	0	18,139	(40,715)	18,139	(40,715)
Asset-backed securities	0	0	16,429	(2,386)	16,429	(2,386)
Redeemable preferred stocks	43,695	(5,859)	1,000,015	(247,694)	1,043,710	(253,553)

Total fixed maturities	$382,907	$(52,165)	$3,372,306	$(719,554)	$3,755,213	$(771,719)

Equity securities:
Common stocks:
Banks and insurance companies	$0	$0	$0	$0	$0	$0
Industrial and all others	0	0	0	0	0	0
Non-redeemable preferred stocks	0	0	0	0	0	0

Total equity securities	$0	$0	$0	$0	$0	$0

Total fixed maturities and equity securities	$382,907	$(52,165)	$3,372,306	$(719,554)	$3,755,213	$(771,719)

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

Torchmark held 33 issues (CUSIP numbers) at September 30, 2009 that had been in an unrealized loss position for less than twelve months, compared with 373 issues at December 31, 2008. Additionally, 318 and 330 issues had been in an unrealized loss position twelve months or longer at September 30, 2009 and December 31, 2008, respectively. Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,620 issues at September 30, 2009 and 1,686 issues at December 31, 2008. The weighted average quality rating of all unrealized loss positions as of September 30, 2009 was BBB.

The following table presents an analysis of the changes in Torchmark’s amounts related to credit loss positions for the three and nine months ended September 30, 2009.

Analysis of Amounts Related to Bifurcated Credit Losses*

	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009
Balance at beginning of period	$(15,301)	$0

Additions for which a credit loss related to other-than-temporary impairment:
Was not previously recognized	(14,130)	(44,857)
A portion of which was recognized previously, when there was no intent to sell or the expectation of requirement to sell	0	0

Reductions due to:
Sale	0	0
Loss previously recognized in other comprehensive income when there was intent to sell or the expectation of requirement to sell	0	0
Loss fully recognized in income and no longer bifurcated	15,301	30,727
Amortization	0	0

Balance at end of period	$(14,130)	$(14,130)

*	Losses due to other-than-temporary impairment for which a portion was recognized in other comprehensive income.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Income Taxes

The effective income tax rate differed from the expected 35% rate as shown below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
Expected income taxes	$51,470	35.0	$36,971	35.0	$151,816	35.0	$164,033	35.0

Increase (reduction) in income taxes resulting from:
Tax-exempt investment income	(1,149)	(0.8)	(1,327)	(1.3)	(3,065)	(0.7)	(3,445)	(0.7)
Tax settlements	(163)	0.0	(1,113)	(1.1)	(3,194)	(.7)	(12,400)	(2.6)
Low income housing investments	(1,540)	(1.0)	(1,279)	(1.2)	(4,500)	(1.0)	(3,853)	(0.8)
Tax valuation allowance	(2,568)	(1.7)	9,500	9.0	882.2		9,500	2.0
Other	207	0.1	(272)	(0.3)	197	0.0	(218)	(0.1)

Income tax expense	$46,257	31.5	$42,480	40.2	$142,136	32.8	$153,617	32.8

The effective income tax rate for the three and nine month periods ended September 30, 2009 differed from the effective income tax rate for the same periods of 2008, primarily due to the changes in the deferred tax valuation allowance and settlements with Canadian income tax authorities in 2008.

As discussed in Note E—Investments under the caption Other-Than-Temporary Impairments, the Company wrote down certain fixed maturities through realized investment losses. Before tax, the losses totaled $136 million for the nine month period ended September 30, 2009. At the 35% statutory tax rate, the related income tax benefit would have been $48 million. To recognize this tax benefit, the Company had to determine whether it is more likely than not that the benefit will be realized through the offset of future capital gains. In making this determination, current accounting rules required management to consider gains already recognized and potential gains only if they existed on the balance sheet as of September 30. As a result of such analysis, management determined that $1 million of the $48 million tax benefit should not be recognized for the nine month period ended September 30, 2009 and accordingly established a tax valuation allowance for that amount. The Company had previously established a valuation allowance of $3 million as of June 30 resulting in a $2 million tax benefit for the three month period ended September 30, 2009.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Income Taxes (continued)

For the three-month and nine-month periods ending September 30, 2008, the Company recorded a valuation allowance of $9.5 million primarily for deferred tax assets related to differences between financial statement book values and tax bases of other-than-temporarily impaired securities.

For federal income tax purposes, the realized losses from impairments will not be incurred until the related securities are sold or the Company’s interest in them is terminated due to bankruptcy or similar proceedings. In addition, the Company has five years from the date of the tax loss to carry forward these losses and offset them against any future capital gains. If in a future period the Company determines that it can more likely than not offset its losses with future capital gains, the valuation allowance will be reduced at that time.

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

Torchmark provides coverage under the Medicare Part D prescription drug plan for Medicare beneficiaries. In accordance with GAAP, Part D premiums are recognized evenly throughout the year when they become due but benefit costs are recognized when the costs are incurred. Due to the design of the Part D product, premiums are evenly distributed throughout the year, but benefit costs are much higher earlier in the year. As a result, under GAAP, benefit costs can exceed premiums in the first part of the year, but be less than premiums during the remainder of the year. For segment reporting purposes, Torchmark has elected to defer $12 million excess benefits incurred in the first nine months of 2009 to the remainder of the year in order to more closely match the benefit cost with the associated revenue. In the 2008 nine-month period, $14 million in excess benefits were deferred. For the full year of 2008, the total premiums and benefits were the same under this alternative method as they were under GAAP and are expected to be so in 2009. The Company’s presentation results in the underwriting margin percentage of each interim period reflecting the expected margin percentage for the full year. In addition, GAAP recognizes in each quarter a government risk-sharing premium adjustment consistent with the contract as if the quarter represented an entire contract period. Torchmark did not include this $1.3 million GAAP adjustment in the first nine months of 2009 or the comparable $2.7 million adjustment in the first nine months of 2008 for segment reporting purposes. These adjustments were removed because these contract payments are based upon the experience of the full contract year, not the experience of interim periods. For the entire year, we expect our benefit ratio to be in line with the pricing and we do not expect to receive any government risk-sharing premium. The difference between the interim results as presented for segment purposes and GAAP was a charge of $10.2 million in 2009 ($6.6 million after tax) and $11.6 million in 2008 ($7.6 million after tax).

The Company recorded a $3.0 million tax settlement benefit related to prior years during the first nine months of 2009 which primarily resulted from the favorable settlement of U.S. federal income tax issues related to prior years. Additionally, a $10.7 million tax settlement benefit was recorded in the 2008 period resulting primarily from the favorable resolution of litigation concerning tax liabilities asserted by Canadian tax authorities covering several prior years. More information on these tax settlements is provided in Note F—Income Taxes in the Notes to Consolidated Financial Statements. Torchmark received

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

a pre-tax litigation settlement, net of expenses, of $1.3 million ($.9 million after tax) in 2008 from litigation concerning an investment owned and disposed of several years ago. A legal settlement in the amount of $2.4 million ($1.6 million after tax) was expensed in 2008 relating to litigation issues arising in prior periods and concerning events occurring many years ago. Management removes items related to prior periods such as these tax and litigation items when analyzing its ongoing core results.

The writedowns of Company-occupied real estate described in Note E—Investments under the caption Other-Than-Temporary Impairments in the amount of $355 thousand ($231 thousand after tax) in 2009 and $2.1 million ($1.4 million after tax) in 2008 were not related to the Company’s core results and were also removed from segment results.

The following tables total the components of Torchmark’s operating segments and reconcile these operating results to its pretax income and each significant line item in its Consolidated Statements of Operations.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the nine months ended September 30, 2009
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,242,184	$775,069	$7,204			$1,339	(1)	$2,025,796
Net investment income				$505,807		198	(2)	506,005
Other income					$2,080	(756	)(4)	1,324

Total revenue	1,242,184	775,069	7,204	505,807	2,080	781		2,533,125
Expenses:
Policy benefits	818,789	516,981	29,978			11,533	(1)	1,377,281
Required interest on net reserves	(322,360)	(25,602)	(34,752)	382,714				0
Amortization of acquisition costs	358,369	111,135	9,499	(155,163)				323,840
Commissions and premium tax	54,918	42,394	227			(756	)(4)	96,783
Insurance administrative expense (3)					116,646	355	(5)	117,001
Parent expense					7,002			7,002
Stock compensation expense					7,636			7,636
Interest expense				50,725		198	(2)	50,923

Total expenses	909,716	644,908	4,952	278,276	131,284	11,330		1,980,466

Subtotal	332,468	130,161	2,252	227,531	(129,204)	(10,549)		552,659
Nonoperating items						10,549	(1,5)	10,549

Measure of segment profitability (pretax)	$332,468	$130,161	$2,252	$227,531	$(129,204)	$0		563,208

Deduct applicable income taxes								(189,463)

Segment profits after tax								373,745

Add back income taxes applicable to segment profitability	189,463
Add (deduct) realized investment gains (losses)	(118,899)
Deduct Part D adjustment (1)	(10,194)
Loss on Company-occupied property (5)	(355)

Pretax income per Consolidated Statement of Operations	$433,760

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which match expected benefits with policy premium.
(2)	Reclassification of interest amount due to accounting rule requiring deconsolidaton of Trust Preferred Securities. Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Loss on Company-occupied property

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the nine months ended September 30, 2008
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,215,554	$859,027	$11,352			$2,661	(1)	$2,088,594
Net investment income				$503,565		198	(2)	503,763
Other income					$3,027	776	(4,5,6)	3,803

Total revenue	1,215,554	859,027	11,352	503,565	3,027	3,635		2,596,160
Expenses:
Policy benefits	809,540	578,685	24,500			14,310	(1)	1,427,035
Required interest on net reserves	(305,289)	(23,665)	(27,013)	355,967				0
Amortization of acquisition costs	335,819	99,896	11,348	(149,362)				297,701
Commissions and premium tax	55,759	56,285	113			(839	)(4)	111,318
Insurance administrative expense (3)					116,251	2,129	(7)	118,380
Parent expense					5,978	2,395	(5)	8,373
Stock compensation expense					8,306			8,306
Interest expense				46,299		198	(2)	46,497

Total expenses	895,829	711,201	8,948	252,904	130,535	18,193		2,017,610

Subtotal	319,725	147,826	2,404	250,661	(127,508)	(14,558)		578,550
Nonoperating items						14,558	(1,5,6,7)	14,558

Measure of segment profitability (pretax)	$319,725	$147,826	$2,404	$250,661	$(127,508)	$0		593,108

Deduct applicable income taxes								(198,378)

Segment profits after tax								394,730

Add back income taxes applicable to segment profitability	198,378
Add (deduct) realized investment gains (losses)	(109,883)
Add (deduct) net proceeds from legal settlements (5)	(1,058)
Deduct Part D adjustment (1)	(11,649)
Add gain from sale of agency buildings (6)	278
Loss on Company-occupied property (7)	(2,129)

Pretax income per Consolidated Statement of Operations	$468,667

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which match expected benefits with policy premium.
(2)	Reclassification of interest amount due to accounting rule requiring deconsolidaton of Trust Preferred Securities. Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Legal settlements.
(6)	Gain from sale of agency buildings.
(7)	Loss on Company-occupied property.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Nine months ended September 30,		Increase (Decrease)
	2009	2008	Amount	%
Life insurance	$332,468	$319,725	$12,743	4
Health insurance	130,161	147,826	(17,665)	(12)
Annuity	2,252	2,404	(152)	(6)
Other:
Other income	2,080	3,027	(947)	(31)
Administrative expense	(116,646)	(116,251)	(395)	0
Investment	227,531	250,661	(23,130)	(9)
Corporate and adjustments	(14,638)	(14,284)	(354)	2

Pretax total	563,208	593,108	(29,900)	(5)
Applicable taxes	(189,463)	(198,378)	8,915	(4)

After-tax total	373,745	394,730	(20,985)	(5)
Reconciling items:
Realized gains (losses) (after tax)	(78,284)	(80,924)	2,640
Part D adjustment (after tax)	(6,626)	(7,572)	946
Tax settlements from issues related to prior years	3,020	10,707	(7,687)
Net proceeds (costs) of legal settlements (after tax)	0	(688)	688
Gain on sale of agency buildings (after tax)	0	181	(181)
Loss on Company-occupied property (after tax)	(231)	(1,384)	1,153

Net income	$291,624	$315,050	$(23,426)	(7)

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note H—Debt Transactions

On June 30, 2009, Torchmark issued $300 million principal amount of 9.25% Senior Notes due June 15, 2019. Interest on the Notes is payable semi-annually commencing on December 15, 2009. Proceeds from the issuance of this debt, net of expenses, were $296 million. The Notes are redeemable by Torchmark in whole or in part at any time subject to a “make-whole” premium, whereby the Company would be required to pay the greater of the full principal amount of the Notes or otherwise the present value of the remaining repayment schedule of the Notes discounted at a rate of interest equivalent to the rate of a United States Treasury security of comparable term plus a spread of 75 basis points. Torchmark used a portion of the net proceeds from this offering to repay its $99 million 8 1/4% Senior Debentures which matured on August 15, 2009 (plus accrued interest). Remaining funds were invested.

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

The tables in Note G—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the nine-month periods ended September 30, 2009 and 2008. Additionally, a table in that note, Analysis of Profitability by Segment, provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles those measures to our net income. That summary represents our overall operations in the manner that management views the business, and is a basis of the following highlights discussion.

A discussion of operations by each segment follows later in this report. These discussions compare the first nine months of 2009 with the same period of 2008, unless otherwise noted.

Highlights, comparing the first nine months of 2009 with the first nine months of 2008. Net income per diluted share increased 1% to $3.51. Net income for the 2009 period reflects an after-tax charge of $.94 per share for realized investment losses, which includes $1.08 attributable to writedowns of securities determined to be other-than-temporarily impaired offset by realized gains. Net income per share during the 2008 period reflected an after tax loss of $.90 per share for realized investment losses of which $.86 was a result of other-than-temporary impairments of fixed maturities and real estate. These writedowns of investments are discussed in detail in Note E—Investments under the caption Other-Than-Temporary Impairments in this report. Additionally, we benefited from tax settlements in both years as described in Note F—Income Taxes and Note G—Business Segments. Net income was increased by $3 million or $.04 per share in 2009 and $11 million or $.12 per share in 2008, as a result of these tax settlements.

As explained in Note G—Business Segments, differences in our estimate of interim results for Medicare Part D as we view this product for segment purposes and GAAP resulted in a $7 million after-tax charge to 2009 earnings or $.08 per share, compared with a charge of $8 million after-tax or $.08 per share in the prior period. We expect our 2009 full year benefit ratios to be approximately the same as those for interim periods, as was the case in 2008 and prior years. For this reason, there should be no differences in segment versus GAAP reporting by year end 2009, as it relates to Medicare Part D.

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

Total premium income declined 3% for the 2009 nine months to $2.0 billion, as health premium declined 10%. Total net sales declined 7% to $319 million. First-year collected premium declined 12% to $247 million for the period.

Life insurance premium income grew 2% to $1.2 billion. Life net sales increased in each of Torchmark’s major distribution groups, increasing 11% in total to $246 million. First-year collected life premium rose 7% to $167 million. Life underwriting margins increased 4% to $332 million.

Health insurance premium income, excluding Medicare Part D premium, decreased 12% to $636 million. Health net sales, excluding Part D, declined 47% to $58 million and first-year collected health premium, excluding Part D, declined 46% to $60 million. These declines resulted primarily from the increased turnover of agents in our United American (UA) Branch Office Agency. This Agency has historically been a key distributor of our health products, but has been facing increased competition in recent periods. We are addressing the turnover in the UA Branch Office Agency by combining this Agency with the Liberty National Exclusive Agency, offering the agents new lines of products to sell with new compensation incentives focused on marketing those products. Beginning in 2009, we have combined the financial results for Liberty National and the UA Branch Office systems to reflect their ongoing consolidation. We will continue to report net sales and producing agents separately for the balance of 2009. Health underwriting income of $115 million, excluding Part D, remained at 18% of premium in 2009.

Our Medicare Part D prescription drug business is a component of the health insurance segment. In the manner we view our Medicare Part D business as described in Note G—Business Segments, policyholder premium was $139 million in 2009 compared with $133 million in 2008, an increase of 5%. Underwriting income declined 8% to $15 million.

Excess investment income per diluted share decreased 1% to $2.74, while excess investment income declined 9% to $228 million. Net investment income increased $2 million, or less than 1%, even though the portfolio at amortized cost grew 4%. We held significantly more short-term investments in the 2009 period due to the uncertain economic environment, even though yields on short-terms were 0.2% in 2009 compared with 2.2% a year earlier. The decline in excess investment income was due to the greater holding of short-terms which negatively affected net investment income and from the $21 million or 10% increase in interest cost on net insurance policy liabilities. Financing costs increased 10% in the period primarily as a result of the increased interest expense from the new debt issue noted below.

In the first nine months of 2009, we invested new money at an effective annual yield on new investments of 6.71%. This yield compares with an average portfolio yield of 6.88% (as of September 30, 2009). The fixed-maturity portfolio at fair value accounted for 93% of total investments at September 30, 2009 and had an average rating of BBB+. Short-term investments accounted for 3% of the portfolio, up from 2% at year end 2008, providing for more flexibility in the recent uncertain economic environment.

During the first nine months of 2009, the net unrealized losses in our fixed maturity portfolio improved from $1.8 billion at year end 2008 to $396 million at September 30, 2009. The fixed maturity portfolio contains no securities backed by subprime or Alt A mortgages. We are not a party to any counterparty risk, with no credit default swaps or other derivative contracts. We do not engage in securities lending.

As described in Note H—Debt Transactions, we issued $300 million principal amount of 9 1/4% Senior Notes as of June 30, 2009 for proceeds of $296 million after expenses. We used a portion of these funds to repay our $99 million of 8 1/4% Senior Debentures due August 15, 2009. The remainder of the funds was primarily invested in fixed maturities.

We have an on-going share repurchase program which began in 1986 and was reaffirmed at the October 30, 2008 Board of Directors’ meeting. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. In view of the current economic conditions, we temporarily suspended our share repurchase program in the first quarter of 2009. We may resume the program with a reaffirmation of the Board of Directors when market conditions are favorable but do not anticipate acquisitions for the remainder of 2009. In the first quarter of 2009, we acquired 2.07 million shares of the Company’s common stock in the open market at a cost of $48 million ($22.98 average price per share). Of the $48 million, $47 million was from excess operating cash flow, which was used to repurchase 2.05 million shares, and $869 thousand was from the cash received from stock option exercises by current and former employees. Proceeds from these option exercises were used to repurchase 20 thousand shares in order to offset dilution from the exercises. No further purchases have been made during the remainder of 2009.

A detailed discussion of our operations by component segment follows.

Life insurance, comparing the first nine months of 2009 with the first nine months of 2008. Life insurance is our predominant segment, representing 61% of premium income and 72% of insurance underwriting margin in the first nine months of 2009. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the Investment segment. Life insurance premium income increased 2% to $1.2 billion. We are currently in the process of combining our United American (UA) Branch Office Exclusive Agency with the Liberty National Exclusive Agency. Management expects that our subsidiaries, UA and Liberty National, will be merged in early 2010. For this reason, all premium income and margin data will be reported on a combined basis in this report. However, we will continue to report sales data and agent counts separately for the two agencies until the two companies are merged. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2009		2008		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$403,774	33	$385,232	32	$18,542	5
American Income Exclusive Agency	375,448	30	354,873	29	20,575	6
Liberty National Exclusive Agency	224,649	18	228,948	19	(4,299)	(2)
Other Agencies	238,313	19	246,501	20	(8,188)	(3)

Total Life Premium	$1,242,184	100	$1,215,554	100	$26,630	2

Net sales, defined earlier in this report as an indicator of new business production, grew 11% to $246 million. All four of our primary distribution groups had growth in net sales. An analysis of life net sales by distribution group is presented below.

Life Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2009		2008		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$101,158	41	$91,766	42	$9,392	10
American Income Exclusive Agency	92,549	37	80,125	36	12,424	16
Liberty National Exclusive Agency	36,081	15	35,209	16	872	2
United American Branch Office Agency	6,934	3	5,146	2	1,788	35
Other Agencies	8,887	4	9,248	4	(361)	(4)

Total Life Net Sales	$245,609	100	$221,494	100	$24,115	11

First-year collected life premium, defined earlier in this report, was $167 million in the 2009 period, rising 7% over the prior-year period. First-year collected life premium by distribution group is presented in the table below.

Life Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2009		2008		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$63,668	38	$60,800	39	$2,868	5
American Income Exclusive Agency	69,505	41	60,934	39	8,571	14
Liberty National Exclusive Agency	26,261	16	24,787	16	1,474	6
Other Agencies	8,020	5	9,839	6	(1,819)	(18)

Total	$167,454	100	$156,360	100	$11,094	7

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

Direct Response’s life premium income rose 5% to $404 million, representing 33% of Torchmark’s total life premium, the largest contribution to premium of any distribution system. Net sales of $101 million rose 10% and first-year collected premium of $64 million rose 5% over the prior year period.

The American Income Exclusive Agency markets primarily to members of labor unions, but also to credit unions and other associations. This agency produced premium income of $375 million, an increase of 6%. American Income is Torchmark’s fastest growing life insurance agency on the basis of premium growth. Net sales increased 16% to $93 million, while first-year collected premium rose 14% to $70 million. Growth in sales in our captive agencies is highly dependent on growing the size of the agency force. The American Income agent count was 3,929 at September 30, 2009, 36% higher than a year earlier (2,887). The American Income agency continues to emphasize the recruiting and retention of new agents, focusing on an incentive program to reward growth in both recruiting and production.

As previously mentioned, we are merging the UA Branch Office Agency into the Liberty National Exclusive Agency. The Liberty National Agency has historically marketed life insurance to middle-income customers primarily in the Southeast. The UA Branch Office Agency has historically emphasized health products, but is now changing its focus for newly recruited agents to market Liberty’s life and health products. Life premium income for this combined agency was $225 million for the 2009 period, a 2% decline compared with $229 million in the 2008 period. First-year collected premium on a combined basis rose 6% to $26 million.

Liberty National’s net sales increased 2% to $36 million. The Liberty Agency had 2,693 producing agents at September 30, 2009, compared with 3,320 a year earlier, a decline of 19%. The decrease in agent count is due primarily to agent compensation issues. A two-tier bonus threshold proved more difficult for producing agents to meet than anticipated. Management reverted to a level bonus threshold during the third quarter of 2009. In addition, due to deteriorating first year persistency rates on business written over the past several quarters, management modified compensation incentives in the third quarter to place more emphasis on retention. This has resulted in the departure of some of the weaker agents. Management believes that declines in agent count could continue during the remainder of 2009, but expects the counts to increase in 2010.

The UA Branch Office Agency produced net sales of $6.9 million in 2009 of Liberty National’s life products. As noted above, this Agency traditionally focused on health product sales. Due to intense competition in recent periods in the health insurance market, the UA Branch has experienced sharp declines in agent count. The UA Branch Office Agency had 899 producing agents at September 30, 2009, compared with 1,832 agents a year earlier, a decline of 51%.

As is the case with all of our captive agency forces, growing the number of productive agents is critical to the growth in sales. We have shifted the emphasis in the UA Branch to life and health products currently marketed by Liberty National agents. These products are priced to achieve higher profit margins and have better persistency than the UA Branch’s limited-benefit health insurance. This Agency will continue to offer the current product portfolio, but the majority of our financial incentives will be used to encourage new agents to sell the Liberty National product line. We believe that the combination of this Agency with the Liberty National Agency will provide financial incentives to agents and will improve the stability and profitability of the UA Branch Office Agency.

The Other Agencies distribution systems offering life insurance include the Military Agency, the UA Independent Agency (which predominantly writes health insurance), United Investors, and various minor distribution channels. The Other Agencies distribution group contributed $238 million of life premium income, or 19% of Torchmark’s total in the 2009 period, but contributed only 4% of net sales.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Nine months ended September 30,
	2009		2008		Increase
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$1,242,184	100	$1,215,554	100	$26,630	2
Net policy obligations	496,429	40	504,251	42	(7,822)	(2)
Commissions and acquisition expense	413,287	33	391,578	32	21,709	6

Insurance underwriting income before other income and administrative expense	$332,468	27	$319,725	26	$12,743	4

Life insurance underwriting income before insurance administrative expense was $332 million, increasing 4%. This margin growth was caused by the combination of premium growth, a reduction in Direct Response’s obligation ratios, and improvement in American Income’s margin in 2009. As a percentage of life premium, underwriting margin rose from 26% to 27%.

Health insurance, comparing the first nine months of 2009 with the first nine months of 2008. Health premium accounted for 38% of our total premium in the 2009 period, while the health underwriting margin accounted for 28% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. Our health products include a variety of limited-benefit health plans including hospital/surgical, cancer and accident plans sold to customers under age 65, as well as Medicare Supplements sold to Medicare enrollees. We also provide coverage under the Medicare Part D prescription drug plan. Medicare Part D business is shown as a separate health component and will be discussed separately in the analysis of the health segment.

As explained in Note G—Business Segments, management does not view the government risk-sharing premium for Medicare Part D as a component of premium income. Excluding this risk-sharing premium, health insurance premium for the 2009 period was $775 million, declining 10%. A reconciliation between segment reporting for Medicare Part D and GAAP is presented in the chart in Note G—Business Segments, and those differences are fully discussed in that note.

The table below is an analysis of our health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2009		2008		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$46,406		$61,294		$(14,888)	(24)
Medicare Supplement	201,023		210,295		(9,272)	(4)

	247,429	39	271,589	37	(24,160)	(9)
Liberty National Exclusive Agency
Limited-benefit plans	187,724		240,307		(52,583)	(22)
Medicare Supplement	110,591		125,032		(14,441)	(12)

	298,315	47	365,339	50	(67,024)	(18)
American Income Exclusive Agency
Limited-benefit plans	54,766		54,408		358	1
Medicare Supplement	834		980		(146)	(15)

	55,600	9	55,388	8	212	0
Direct Response
Limited-benefit plans	337		369		(32)	(9)
Medicare Supplement	34,434		33,665		769	2

	34,771	5	34,034	5	737	2
Total Health Premium (Before Part D)
Limited-benefit plans	289,233	45	356,378	49	(67,145)	(19)
Medicare Supplement	346,882	55	369,972	51	(23,090)	(6)

Total (Before Part D)	636,115	100	726,350	100	(90,235)	(12)

Medicare Part D*	138,954		132,677		6,277	5

Total Health Premium*	$775,069		$859,027		$(83,958)	(10)

*	Health premium per the segment analysis will not agree with health premium on the Consolidated Statement of Operations because of the Part D government risk-sharing premium adjustment explained in Note G — Business Segments.

Presented below is a table of health net sales by distribution method.

Health Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2009		2008		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$10,202		$18,581		$(8,379)	(45)
Medicare Supplement	10,539		8,310		2,229	27

	20,741	36	26,891	25	(6,150)	(23)
United American Branch Office Agency
Limited-benefit plans	11,600		55,179		(43,579)	(79)
Medicare Supplement	3,410		5,572		(2,162)	(39)

	15,010	26	60,751	56	(45,741)	(75)
Liberty National Exclusive Agency
Limited-benefit plans	9,417		8,459		958	11
Medicare Supplement	61		82		(21)	(26)

	9,478	16	8,541	8	937	11
American Income Exclusive Agency
Limited-benefit plans	9,761		8,923		838	9
Medicare Supplement	0		0		0	0

	9,761	17	8,923	8	838	9
Direct Response
Limited-benefit plans	636		306		330	108
Medicare Supplement	2,294		3,237		(943)	(29)

	2,930	5	3,543	3	(613)	(17)
Total Net Sales (Before Part D)
Limited-benefit plans	41,616	72	91,448	84	(49,832)	(54)
Medicare Supplement	16,304	28	17,201	16	(897)	(5)

Total (Before Part D)	57,920	100	108,649	100	(50,729)	(47)

Medicare Part D*	15,546		12,079		3,467	29

Total Net Sales *	$73,466		$120,728		$(47,262)	(39)

*	Net sales for Medicare Part D represents only new first-time enrollees.

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2009		2008		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$9,225		$16,259		$(7,034)	(43)
Medicare Supplement	10,649		11,086		(437)	(4)

	19,874	33	27,345	25	(7,471)	(27)
Liberty National Exclusive Agency
Limited-benefit plans	23,293		64,753		(41,460)	(64)
Medicare Supplement	3,870		6,273		(2,403)	(38)

	27,163	46	71,026	64	(43,863)	(62)
American Income Exclusive Agency
Limited-benefit plans	9,515		9,256		259	3
Medicare Supplement	0		0		0	0

	9,515	16	9,256	8	259	3
Direct Response
Limited-benefit plans	264		354		(90)	(25)
Medicare Supplement	2,721		3,023		(302)	(10)

	2,985	5	3,377	3	(392)	(12)
Total First-Year Collected Premium (Before Part D)
Limited-benefit plans	42,297	71	90,622	82	(48,325)	(53)
Medicare Supplement	17,240	29	20,382	18	(3,142)	(15)

Total (Before Part D)	59,537	100	111,004	100	(51,467)	(46)

Medicare Part D*	19,774		12,655		7,119	56

Total First-Year Collected Premium*	$79,311		$123,659		$(44,348)	(36)

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

Health insurance, excluding Medicare Part D. As noted under the caption Life Insurance, we have emphasized life insurance sales relative to health, due to life’s superior margins and other benefits. Our health distribution groups have also encountered increased competition in recent periods. The increased competition has led to losses in agents in our major health distribution channels, especially the UA Branch Office and Independent Agencies. Agent turnover has increased as lower premium, lower margin products offered by competitors have provided agents with products that are easier to sell. Declines in these agent counts have resulted in lower net sales, which in turn have pressured premium growth. Health premium, excluding Part D premium, fell 12% to $636 million in the 2009 period. Medicare Supplement premium declined 6% to $347 million, while other limited-benefit health premium dropped 19%. Net sales, excluding Medicare Part D, declined 47% to $58 million. Medicare Supplement net sales fell 5%, while other health net sales declined 54%. First year collected premium declined 46%.

While new sales of our limited-benefit health products are stronger than our Medicare Supplement plans, Medicare Supplement provides the greatest amount of health premium, representing 55% of non-Part D health premium for the nine months ending September 30, 2009. Because Medicare Supplement products are generally more persistent than the limited-benefit products, Medicare Supplement premium actually grew in relative proportion to limited-benefit premium from 51% to 55% year-over-year.

The combination of the UA Branch Office Agency with the Liberty National Exclusive Agency, as previously mentioned under the caption Life Insurance, has resulted in this combined Agency being Torchmark’s largest in terms of health premium and net sales. This Agency represents 47% of all non-Part D health premium at $298 million. The UA Branch has historically been Torchmark’s largest health distributor, marketing limited-benefit health products, Medicare Supplements, and Medicare Part D. Liberty also markets limited-benefit products, concentrating on cancer insurance. Health premium income in the combined Agency declined 18% from prior year premium of $365 million. First-year collected premium fell 62% to $27 million. As noted earlier, increased competition in the health insurance market has caused declines in agent counts and thus decreased new sales, translating into declines in premium. The UA Branch Office net sales for the period declined 75% compared with the prior year from $61 million to $15 million (of which $4 million was for sales of Liberty National products). As discussed under the caption Life Insurance, the UA Branch Office agent count fell 51% to 899 from a year earlier, negatively impacting net sales and premium growth. This effect was more notable in Torchmark’s health segment as this Agency is a more prominent factor in our health operations. Also discussed under the Life Insurance caption are efforts designed to strengthen this Agency.

Liberty’s health net sales rose 11% to $9 million in 2009 on sales of limited-benefit health products, primarily cancer. Liberty’s net sales as a portion of total non-Part D health net sales rose from 8% in 2008 to 16%.

The UA Independent Agency consists of independent agencies appointed with Torchmark who also sell for other companies. The UA Independent Agency is Torchmark’s largest producer of Medicare Supplement insurance, with Medicare Supplement premium of $201 million in the 2009 period, representing approximately 58% of all Torchmark Medicare Supplement premium. However, sales and premium of this Agency have declined over the prior year. In the 2009 nine months, total net sales declined 23% to $21 million and total health premium fell 9% to $247 million. Net sales of Medicare Supplement products rose 27% to $10.5 million.

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

Medicare Part D premium was $139 million in 2009 compared with $133 million in 2008, after removal of the risk-sharing adjustment in both periods. Medicare Part D underwriting results are presented in the following chart. The adjustments which reconcile Part D results in accordance with our health segment analysis to Part D GAAP results are presented in the charts in Note G—Business Segments.

Medicare Part D

Summary of Medicare Part D Results

(Dollar amounts in thousands)

	Nine months ended September 30,
	2009		2008
	Per Segment Analysis	GAAP	Per Segment Analysis	GAAP
Insurance underwriting income before other income and administrative expense	$15,363	$5,169	$16,783	$5,134

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

The following table presents underwriting margin data for health insurance.

(Dollar amounts in thousands)

	Nine months ended September 30, 2009
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$636,115	100	$138,954	100	$775,069	100
Net policy obligations	376,399	59	114,980	83	491,379	63
Commissions and acquisition expense	144,918	23	8,611	6	153,529	20

Insurance underwriting income before other income and administrative expense	$114,798	18	$15,363	11	$130,161	17

	Nine months ended September 30, 2008
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$726,350	100	$132,677	100	$859,027	100
Net policy obligations	451,140	62	103,880	78	555,020	65
Commissions and acquisition expense	144,167	20	12,014	9	156,181	18

Insurance underwriting income before other income and administrative expense	$131,043	18	$16,783	13	$147,826	17

*	Health other than Medicare Part D.

Underwriting margins for health insurance declined 12% or $18 million to $130 million. Total health premium also fell 10% to $775 million. As a percentage of health premium, underwriting margins remained stable at 17%. Declines in benefit ratios in health products other than Medicare Part D were offset by higher commissions and acquisition expense.

Annuities, comparing the first nine months of 2009 with the first nine months of 2008. We market fixed annuities. We previously sold variable annuities but discontinued marketing variable annuities in 2008. Annuities represent less than 1% of total premium income and total underwriting income, and therefore are not a major component of our marketing strategy.

A summary of our annuity balances is as follows:

Annuity Deposit Balances

(Dollar amounts in millions)

	At September 30, 2009	At December 31, 2008	At September 30, 2008
Fixed	$1,186.5	$954.1	$940.6
Variable	633.8	625.1	843.7

	$1,820.3	$1,579.2	$1,784.3

An analysis of annuity underwriting income is as follows:

Summary of Results

(Dollar amounts in thousands)

	Nine months ended September 30,
	2009	2008	Change
Premium (policy charges)	$7,204	$11,352	$(4,148)
Less policy obligations*	(4,774)	(2,513)	(2,261)
Less commissions and acquisition expense	9,726	11,461	(1,735)

Insurance underwriting income before other income and administrative expense	$2,252	$2,404	$(152)

Underwriting income attributable to:
Fixed Annuities	$1,031	$1,160	$(129)
Variable Annuities	1,221	1,244	(23)

Insurance underwriting income before other income and administrative expense	$2,252	$2,404	$(152)

*	A significant portion of annuity profitability is derived from the spread of investment income exceeding contractual interest requirements. This spread generally results in negative net policy obligations and a benefit to underwriting income.

Variable annuities generate earnings from periodic policy charges and fees to the account balances, reduced by net policy obligations and acquisition costs. Instability and declines in equity markets over the past twelve months have had a significant effect on the variable annuity policyholder account balance, as market volatility has resulted in declines in the value of the underlying investments and caused increased policyholder withdrawals. As noted above, we have also withdrawn from the variable annuity market. These events have pressured annuity revenues and underwriting income in 2009. However, the increase in the fixed account balance provided a partially offsetting benefit to underwriting income in that we benefited from the spread of investment income over contractual interest requirements on a larger account base.

Underwriting income on our variable business has been recently affected by two major factors other than policy charges. Our products contain guaranteed minimum death benefits providing a minimum death benefit regardless of policyholder account value upon death. For this reason, we provide a reserve for this benefit, the cost of which increases as the policyholder account value declines. Additionally, because of changes in the account balance size, we expect that future revenues and profits will also change accordingly. Therefore, the projections with regard to the deferred acquisition costs associated with this business are revised, resulting in a charge or credit to reflect this revision or “true-up” of the projections. Because equity markets declined significantly in the first quarter of 2009, but substantially recovered in the second and third quarters, charges for the guaranteed minimum death benefits and deferred acquisition costs in the first quarter were significantly reversed later in 2009. The variable annuity business is our only business where revenue and margins are significantly impacted by changes in equity markets.

Operating expenses, comparing the first nine months of 2009 with the first nine months of 2008. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Nine months ended September 30,
	2009			2008
	Amount		% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$55,698		2.8	$50,998	2.4
Other employee costs	20,689		1.0	23,970	1.2
Other administrative costs	31,801		1.6	33,914	1.6
Legal expense - insurance	6,748		0.3	5,615	0.3
Medicare Part D direct administrative expense	1,710		0.1	1,754	0.1

Total insurance administrative expenses	116,646		5.8	116,251	5.6

Parent company expense	7,002			5,978
Stock compensation expense	7,636			8,306
Expenses related to settlement of prior period litigation	0			2,395
Loss on Company-occupied property	355			2,129

Total operating expenses, per
Consolidated Statements of Operations	$131,639			$135,059

Insurance administrative expenses:
Increase (decrease) over prior year	0.3%			0.5%
Total operating expenses:
Increase (decrease) over prior year	(2.5	) %		4.6%

Insurance administrative expenses were flat compared with the prior year period, with increases in salaries offset by declines in other administrative costs and other employee costs. As a result of the effort to achieve greater consistency in expense classification among our subsidiaries, we deferred $8.8 million more of deferrable administrative expense to acquisition expense in the 2009 nine months. This reduction in administrative expense was offset in large part by an increase in pension and other employee benefit costs during the period. The additional deferred costs will increase the amortization of acquisition costs in future periods. The increase in Parent Company expense was primarily caused by increased pension expense. As described in Note E—Investments under the caption Other-Than-Temporary Impairments, certain real estate occupied by the Company was determined to not be recoverable and was written down to fair value during both periods. As a result, we recorded a pre-tax charge of $355 thousand in 2009 and $2.1 million in 2008. In Note G—Business Segments, we note that there was a litigation settlement in 2008 in the pre-tax amount of $2.4 million relating to issues concerning events occurring many years ago. As explained in Note G, we remove such nonoperating items and items related to prior years when evaluating current operating results in our segment analysis.

Investments (excess investment income), comparing the first nine months of 2009 with the first nine months of 2008. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note G—Business Segments in the Notes to the Consolidated Financial Statements. It is defined as net investment income less both the interest credited to net policy liabilities and the interest cost associated with capital funding or “financing costs.” We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $4.0 billion of cash flow to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted share.

Excess Investment Income

(Dollar amounts in thousands)

	Nine months ended September 30,		Increase (Decrease)
	2009	2008	Amount	%
Net investment income *	$505,807	$503,565	$2,242	0

Required interest on net insurance policy liabilities	(227,551)	(206,605)	(20,946)	10
Financing costs:
Interest on funded debt	(45,855)	(39,861)	(5,994)	15
Interest on short-term debt	(4,870)	(6,438)	1,568	(24)

Total financing costs	(50,725)	(46,299)	(4,426)	10

Excess investment income	$227,531	$250,661	$(23,130)	(9)

Excess investment income per diluted share	$2.74	$2.78	$(0.04)	(1)

Mean invested assets (at amortized cost)	$10,550,294	$10,155,367	$394,927	4
Average net insurance policy liabilities **	5,581,151	5,158,593	422,558	8
Average debt and preferred securities (at amortized cost)	1,102,204	928,784	173,420	19

*	Net investment income per Torchmark’s segment analysis does not agree with Net investment income per the Consolidated Statements of Operations because management views our Trust Preferred Securities as consolidated debt, as presented in the Reconciliation in Note G - Business Segments.
**	Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

As shown in the above table, excess investment income for the 2009 nine months declined 9% to $228 million. On a per-share basis, excess investment income declined 1% from $2.78 to $2.74. The decline in per share excess investment income was less than the decline in excess investment income due to share purchases in 2008 and early 2009.

The largest component of excess investment income is net investment income, which increased slightly to $506 million. Growth in net investment income lagged the 4% growth in average invested assets (at amortized cost) during the 2009 period for two reasons. First, we held significantly more short-term investments during the 2009 period to provide more flexibility in this uncertain economic environment, and second, the yield on short-term investments during 2009 was significantly less than in 2008. Short-term investments averaged $526 million (5.0% of invested assets) during the 2009 nine months, an increase of $350 million or almost triple the $176 million (1.7% of invested assets) for the 2008 period. The yield on short-terms was 0.20% in 2009 compared with 2.23% in 2008. If (i) short-term investments during 2009 had been the same (both in amount and yield rate) as short-term investments during the 2008 nine months and (ii) we had invested the $350 million increase in short-term investments at 6.7% (the average yield rate on new fixed maturity investments during the 2009 period), net investment income and excess investment income for the 2009 period would have been higher by $20 million.

The increase in net investment income was more than offset by an increase in the required interest on net insurance policy liabilities, causing the decline in excess investment income. Required interest increased $21 million or 10% to $228 million, which correlates with an 8% change in average net interest-bearing insurance policy liabilities.

Financing costs rose 10% to $51 million, due primarily to the issuance of the $300 million 9 1/4% Senior Notes in 2009. While the average balance of our commercial paper outstanding rose, short-term interest expense declined 24% as short-term rates declined significantly.

Excess investment income benefits from increases in long-term rates available on new investments and decreases in short-term borrowing rates. Of these two factors, higher investment rates have the greater impact because the amount of cash that we invest is significantly greater than the amount that we borrow at short-term rates.

Investments (acquisitions), comparing the first nine months of 2009 with the first nine months of 2008. Torchmark’s current investment policy calls for investing almost exclusively in fixed maturities that are investment-grade and meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows are generally stable and predictable. If such longer-term securities do not meet our quality and yield objectives, new money is invested in shorter-term fixed maturities.

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

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the nine months ended September 30,
	2009	2008
Cost of acquisitions:
Investment-grade corporate securities	$982	$879
Taxable municipals	$433	0
Other	17	55

Total fixed-maturity acquisitions	$1,432	$934

Effective annual yield *	6.71%	7.12%

Average life, in years to:
Next call	15.5	23.3
Maturity	20.1	32.1

Average rating	A	A

*	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

During the first nine months of 2009, we acquired $1.4 billion of fixed maturities with an average effective yield of 6.71% and an average rating of A. This compares with $934 million of fixed maturities with an average yield of 7.12% and an average rating of A acquired during the same period of 2008. The yield on 2009 acquisitions was below the 6.98% yield on the total portfolio entering 2009. Fixed maturities acquired in 2009 included $433 million of taxable municipal bonds. These bonds were primarily Build American Bonds authorized under the American Recovery and Retirement Act of 2009. We believe the risk-adjusted yields on these bonds are attractive relative to alternative investments. Additionally, we acquired primarily investment-grade fixed maturity corporate bonds and investment-grade trust preferred securities (classified as redeemable preferred stocks) in both periods. These securities spanned a diversified range of issuers, industry sectors, and geographical regions.

Investments (sales transactions). During the third quarter of 2009, the Company sold $758 million of fixed maturities, of which $315 million related to below-investment-grade securities. These sales resulted in a net pre-tax realized gain of $8 million. Management decided to carry out these transactions for the following reasons: (1) due to significant increases in market values during the quarter resulting from changes in the credit markets, management believed that better risk-adjusted returns could be achieved by selling rather than holding certain below-investment-grade bonds; (2) sales of the below-investment-grade bonds would strengthen the risk-based capital position of our insurance subsidiaries; and (3) sales of the below-investment-grade bonds would improve the credit quality of the investment portfolio. The investment-grade bonds were sold because gains on those sales could offset the losses on sales of below-investment-grade bonds for tax purposes. Below-investment-grade holdings as a percentage of total fixed maturities at amortized cost were reduced to 10% at September 30, 2009 (7% at fair value). The below-investment-grade bonds would have been 9% of total fixed maturities at amortized cost had all of the proceeds from these sales been received and reinvested by September 30, 2009.

Our internal rating for a security is the average of the security’s rating from four nationally recognized rating agencies. The ratings from each agency are evenly weighted when calculating the average, and the average is rounded to the nearest rating when it is between two ratings. Prior to September 30, 2009, the average was rounded down to the next lower rating when it was between two ratings. The ratings methodology was changed for two reasons: (1) the new methodology more accurately reflects the average ratings of the securities and (2) ratings by category are now more consistent with the statutory ratings which are instrumental in determining the regulatory required capital for our insurance subsidiaries. Under the previous methodology, the above sales transactions would have reduced the concentration of below-investment-grade securities to 13% at September 30, 2009 (9% at fair value). Please refer to the analysis by ratings later in this report for more information.

Investments (portfolio composition). The composition of the investment portfolio at book value on September 30, 2009 was as follows:

Invested Assets At September 30, 2009

(Dollar amounts in millions)

	Amount	% of Total
Fixed maturities(at amortized cost)	$9,449	93
Equities (at cost)	15	0
Mortgage loans	16	0
Investment real estate	2	0
Policy loans	376	4
Other long-term investments	37	0
Short-term investments	250	3

Total	$10,145	100

As noted above, we sold a significant number of fixed maturities during the third quarter of 2009. Since the majority of these sales occurred late in the third quarter, a large portion of the proceeds was not reinvested as of September 30, 2009 and caused unusual increases in short-term investments, cash, and amounts receivable from unsettled investment sales at September 30. As a result, short-term investments represented approximately 3% of the portfolio on that date.

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

Fixed Maturities. The following table summarizes certain information about our fixed-maturity portfolio by component at September 30, 2009:

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					at Amortized Cost	at Fair Value
Corporates	$7,083	$326	$(469)	$6,940	75	77
Redeemable preferred stock	1,432	21	(253)	1,200	15	13
Municipals	690	24	(4)	710	7	8
Government-sponsored enterprises	82	0	(2)	80	1	1
Governments & agencies	38	2	0	40	1	1
Residential mortgage-backed*	21	2	0	23	0	0
Commercial mortgage-backed	3	0	0	3	0	0
Collateralized debt obligations	61	0	(41)	20	1	0
Other asset-backed securities	39	1	(2)	38	0	0

Total fixed maturities	$9,449	$376	$(771)	$9,054	100	100

*	Includes GNMA’s

At September 30, 2009, fixed maturities had a fair value of $9.1 billion, compared with $7.8 billion at December 31, 2008 and $8.2 billion at September 30, 2008. Net unrealized losses on fixed maturities increased from $1.4 billion at September 30, 2008 to $1.8 billion at December 31, 2008 but then declined to $396 million at September 30, 2009. The majority of fixed maturities are invested in corporate securities, which include redeemable preferred stocks. These investments are diversified over a number of sectors, as discussed more fully below. Less than 2% of the assets at amortized cost were residential and commercial mortgage-backed securities, other asset-backed securities, and collateralized debt obligations (CDOs). The $61 million of CDOs at amortized cost made up less than 1% of the assets and are backed primarily by trust preferred securities issued by banks and insurance companies. The $24 million of mortgage-backed securities are rated AAA.

Investments in fixed maturity securities are diversified over a wide range of industry sectors. The following table summarizes certain information about our fixed-maturity portfolio by sector at September 30, 2009:

Fixed Maturities by Sector

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Financial- Life/Health/PC Insurance	$1,760	$17	$(281)	$1,496	19%
Financial- Bank	1,573	29	(197)	1,405	17
Financial- Financial Guarantor	86	0	(43)	43	1
Financial - Mortgage Insurer	20	0	(11)	9	0
Financial - Insurance Broker	50	0	(6)	44	1
Financial - Other	316	6	(56)	266	3
Utilities	1,193	95	(16)	1,272	13
Energy	848	57	(9)	896	9
Consumer, Non-cyclical	563	33	(15)	581	6
Consumer, Cyclical	375	11	(27)	359	4
Communications	511	20	(26)	505	5
Basic Materials	591	22	(21)	592	6
Transportation	210	19	(4)	225	2
Technology	57	19	0	76	1
Other Industrials	401	20	(12)	409	4
Collateralized Debt Obligations	61	0	(41)	20	1
Mortgage-backed Securities	24	2	0	26	0
Government (US, municipal, and foreign)	810	26	(6)	830	8

Total fixed maturities	$9,449	$376	$(771)	$9,054	100%

*	At amortized cost

At September 30, 2009, 36% of the fair value of fixed maturity assets was in the financial sector, including 17% in life and health or property casualty insurance companies and 16% in banks. Financial guarantors and mortgage insurers comprised less than 1% of the portfolio. After financials, the next largest sector was utilities, which comprised 14% of the portfolio at fair value. The balance of the portfolio is spread among 310 issuers in a wide variety of sectors.

As noted previously, the net unrealized loss on fixed maturity assets decreased $1.4 billion during the first nine months of 2009. Approximately two-thirds of the decrease in net loss was attributable to improvements in valuations in non-financial sectors since year-end 2008 and one-third was due to a partial recovery in the net unrealized loss position of our financial holdings. As discussed in Note E—Investments, we believe that the unrealized losses in recent quarters were primarily attributable to illiquidity in the financial markets. We expect our investment in our impaired securities to be fully recoverable.

An analysis of the fixed-maturity portfolio at September 30, 2009 by a composite rating is shown in the table below.

Fixed Maturities by Rating

(Dollar amounts in millions)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$297	3	$299	3
AA	903	10	940	10
A	2,927	31	2,971	33
BBB+	1,614	17	1,586	18
BBB	1,672	17	1,616	18
BBB-	1,090	12	975	11

Investment grade	8,503	90	8,387	93
Below investment grade:
BB	576	6	441	5
B	212	2	138	1
Below B	158	2	88	1

Below investment grade	946	10	667	7

	$9,449	100	$9,054	100

Of the $9.4 billion of fixed maturities, $8.5 billion or 90% at amortized cost were investment grade with an average rating of A-. Below-investment -grade bonds were $0.9 billion with an average rating of B+ and were 10% of fixed maturities compared with 7% at the end of 2008. Once the sales proceeds from our previously-mentioned portfolio sales are invested, we expect that below-investment-grade securities will be 9% of total fixed maturities. Overall, the total portfolio was rated BBB+, as it was at the end of 2008. Our current investment policy is to acquire only investment-grade obligations. Thus, any increases in below-investment-grade issues are a result of ratings downgrades of existing holdings. Our investment portfolio contains no securities backed by sub-prime or Alt-A mortgages (loans for which some of the typical documentation was not provided by the borrower). We have no direct investments in residential mortgages, nor do we have any counterparty risks as we are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending. There are no off-balance sheet investments, as all investments are reported on our Consolidated Balance Sheets.

The amortized cost of below-investment-grade bonds increased approximately $343 million during the first nine months of 2009; the fair value increased approximately $305 million. During the 2009 nine months, $909 million of bonds at amortized cost were downgraded by rating agencies out of investment grade, partially offset by $43 million of upgrades and $394 million of dispositions of below-investment-grade securities. Almost $375 million of the increase in the amortized cost of below-investment-grade bonds was attributable to holdings in the financial sector, including $277 million in banks and $114 million in insurance companies.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At September 30, 2009	At December 31, 2008	At September 30, 2008
Average annual effective yield (1)	6.88%	6.98%	6.97%
Average life, in years, to:
Next call (2)	15.6	15.2	15.0
Maturity (2)	21.6	21.6	21.7
Effective duration to:
Next call (2), (3)	7.6	6.9	7.1
Maturity (2), (3)	10.0	8.8	8.9

(1)	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
(2)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and (b) based on the maturity date of all bonds, whether callable or not.
(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Realized Gains and Losses, comparing the first nine months of 2009 with the first nine months of 2008. As discussed in Note G—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity for reasons generally beyond the control of management, resulting in realized gains or losses. For this reason, management removes the effects of such gains and losses when evaluating its overall core operating results.

The following table summarizes our tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses), Net of Tax

(Dollar amounts in thousands, except for per share data)

	Nine months ended September 30,
	2009		2008
	Amount	Per Share	Amount	Per Share
Fixed maturities and equities:
Investment sales	$9,752	$0.12	$(1,055)	(0.01)
Investments called or tendered	1,511	0.02	(776)	(0.01)
Writedowns *	(89,352)	(1.08)	(77,747)	(0.86)
Real estate:
Real estate sales	(61)	0.00	(451)	(0.01)
Real estate writedowns	(133)	0.00	(718)	(0.01)
Other	(1)	0.00	(177)	0.00

Total	$(78,284)	$(0.94)	$(80,924)	$(0.90)

*	Consists of $106 million in writedowns after tax in 2009 due to other-than-temporary impairment, less $17 million applied to other comprehensive income in accordance with recently revised accounting guidance.
In 2008, writedowns due to other-than-temporary impairment were $78 million after tax.

As described in Note E—Investments, under the caption Other-Than-Temporary Impairments, we wrote certain securities down to fair value during both 2009 and 2008 because we determined they were other-than-temporarily impaired. Due to the current status of the securities written down in 2009, we expect our future net investment income to be reduced by approximately $6.8 million pretax per year. Additionally, as described in Note E, we wrote down a real estate investment to fair value in 2008, resulting in a loss of $1.1 million ($718 thousand after tax). We wrote down an additional $205 thousand ($133 thousand after tax) in 2009 on this investment.

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

Parent Company liquidity. An important source of Parent Company liquidity is the dividends from the insurance subsidiaries noted above. These dividends are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent. In the first nine months of 2009, $274 million in dividends were paid to the Parent Company. For the full year 2009, dividends from the subsidiaries are expected to total approximately $363 million. After paying debt obligations, shareholder dividends, and other expenses (but before share repurchases), Torchmark expects to have excess operating cash flow (or free cash flow) for the full year of 2009 of approximately $310 million, with approximately $48 million of that amount to be generated in the remainder of the year.

At September 30, 2009, the Parent Company had $150 million of cash and intercompany receivables, of which $93 million was cash. The intercompany receivables were converted to cash within a few days after the end of the third quarter. On June 30, 2009, the Parent Company issued its 9 1/4% Senior Notes as described in Note H—Debt Transactions, and received net proceeds of $296 million. Of this amount, $99 million was used to repay the 8 1/4% Senior Debentures which matured in August, 2009, leaving a balance of available cash of $197 million. During the third quarter of 2009, $125 million of additional capital was provided to the insurance subsidiaries to improve their regulatory capital as discussed under the caption Capital Resources. The insurance subsidiaries in turn invested those funds in investment-grade corporate and municipal bonds.

An additional source of liquidity for the Parent Company is a line of credit facility with a group of lenders which terminates on August 31, 2011. It allows unsecured borrowings and stand-by letters of credit up to $600 million. Up to $200 million in letters of credit can be issued against the facility. The line of credit is further designated as a back-up credit line for a commercial paper program under which we may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million, less any letters of credit issued. Interest is charged at variable rates. The facility has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreement, we are subject to certain covenants regarding capitalization and interest coverage with which we were in full compliance at September 30, 2009. As of September 30, 2009, $234 million face amount of commercial paper was outstanding ($233 million book value), $200 million letters of credit were issued, and there were no borrowings under the line of credit. Therefore, as of September 30, $166 million was available under this facility.

During the first half of 2009 until early June, Torchmark qualified for and participated in the Commercial Paper Funding Facility (CPFF), a facility created by the Federal Reserve Board to purchase commercial paper from eligible issuers. As of June 5, 2009, Fitch Ratings (Fitch) downgraded our commercial paper facility from F1 to F2. As a result, we no longer qualified to issue commercial paper in the CPFF after that date. However, the Company has been able to issue commercial paper in the public market since that time at a considerably lower cost than through the government program. We issued $512 million commercial paper in the 2009 third quarter alone at an average yield of 0.78%. The Fitch downgrade has not had an impact on our ability to access public commercial paper markets.

In summary, Torchmark expects to have readily available funds for the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries through internally generated cash flow and the credit facility. In the unlikely event that more liquidity is needed, the Company could generate additional funds through multiple sources including, but not limited to, the issuance of debt, a short-term credit facility, and intercompany borrowing.

Consolidated liquidity. Consolidated net cash inflows from operations were $589 million in the first nine months of 2009, compared with $614 million in the same period of 2008. Historically, we have been a party to a revolving purchase agreement whereby an unaffiliated third-party purchased certain agents’ receivables. During the third quarter of 2008, the agreement with the unaffiliated third-party was cancelled. The impact of this change was a reduction in cash flows from operations of $64 million during 2009. In addition to cash inflows from operations, our companies have received $222 million in investment calls and tenders, and $434 million of scheduled maturities or repayments during the 2009 nine months.

Cash and short term investments were $422 million at September 30, 2009, compared with $177 million at December 31, 2008 and $82 million at the end of September 30, 2008. We also had $669 million funds due from unsettled sales of investments, as noted earlier under the caption Investments (portfolio composition), due to the sales in our investment portfolio late in the third quarter of 2009. These funds were received early in the 2009 fourth quarter. As noted previously under the caption Investments, we will invest a large portion of these funds over time as suitable investments become available. In addition to these liquid assets, the entire $9.1 billion (fair value at September 30, 2009) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all of our fixed-income and equity securities are publicly traded. We generally expect to hold fixed-income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature.

Capital Resources. Our insurance subsidiaries maintain capital at a level adequate to support their current operations and meet the requirements of the rating agencies. The subsidiaries generally target a capital ratio of at least 300% of required regulatory capital to satisfy these standards under Risk-Based Capital (RBC), a formula designed by insurance regulatory authorities to monitor the adequacy of capital. The 300% target is considered sufficient because of their strong reliable cash flows, the relatively low risk of their product mix, and because that ratio is in line with rating agency expectations for Torchmark. Due to the negative impact on RBC of downward ratings migration in the investment portfolio of our subsidiaries in 2009 and because of the other-than-temporary impairments taken, the Parent Company contributed $125 million of capital to the subsidiaries during the 2009 third quarter. Additionally, we intend to purchase $50 million of surplus notes issued by the insurance companies later during 2009. Due to the positive impact on RBC of the sales of below-investment-grade securities as discussed under the caption Investments (portfolio composition) and the capital injections discussed above, management expects that the target capital ratios will be in excess of 300% as of December 31, 2009. If impairments and ratings downgrades during the fourth quarter of 2009 are greater than expected and cause the ratio to be below 300% at December 31, 2009, management would most likely utilize cash on hand at the Parent Company to make additional contributions before year-end as necessary to maintain the ratio at or above 300%.

On a consolidated basis, Torchmark’s capital structure consists of short-term debt, long-term funded debt (including our newly issued 9 1/4% Senior Notes due 2019 discussed below), and shareholders’ equity. The outstanding long-term debt at book value, including our Junior Subordinated Debentures, was $920 million at September 30, 2009, $623 million at December 31, 2008, and $623 million at September 30, 2008. An analysis of long-term debt issues outstanding is as follows at September 30, 2009.

Long Term Debt at September 30, 2009

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Notes	2013	7 3/8%	$94.1	$93.6	$103.2
Senior Notes	2016	6 3/8	250.0	247.0	255.3
Senior Notes	2019	9 1/4	300.0	296.4	346.1
Notes	2023	7 7/8	165.6	163.1	168.5
Issue expenses (1)				(4.2)

Total long-term debt			809.7	795.9	873.1
Junior Subordinated Debentures (2)	2046	7.1	123.7	123.7	114.3	(3)

Total			$933.4	$919.6	$987.4

(1)	Unamortized issue expenses related to Torchmark’s Trust Preferred Securities.
(2)	Included in “Due to Affiliates” in accordance with accounting regulations.
(3)	Market value of the 7.1% Trust Preferred Securities which are obligations of an unconsolidated trust.

As described in Note H—Debt Transactions, we issued $300 million principal amount 9 1/4% Senior Notes due June, 2019 as of June 30, 2009. Net proceeds from these notes were $296 million after issue expenses. As previously noted, we used a portion of the proceeds to repay our $99 million 8 1/4% Senior Debentures due in August, 2009 and approximately $125 million was contributed to the capital of our insurance subsidiaries, which in turn invested the proceeds in investment-grade corporate and municipal bonds.

Due to its strong liquidity and capital position, Torchmark has no intent at this point in time to issue equity, and, in fact, has recently declared an increase in its dividend on its common stock. While we have suspended our share repurchase program for the remainder of 2009, we acquired 2 million of our outstanding common shares on the open market with excess operating cash flow and short term borrowings at a cost of $47 million ($22.78 per share) during the first quarter of 2009 under the program. Please refer to the description of our share repurchase program under the caption Highlights in this report.

Shareholders’ equity was $3.3 billion at September 30, 2009. This compares with $2.2 billion at December 31, 2008 and $2.4 billion at September 30, 2008. During the twelve months since September 30, 2008, shareholders’ equity has been reduced by $124 million in share purchases but has been increased by a reduction of $635 million of unrealized losses after tax in the fixed maturity portfolio. As explained in Note E—Investments, unrealized losses have resulted primarily from illiquidity in the financial markets in recent periods as a result of general economic conditions.

We are required by GAAP to revalue our available-for-sale fixed-maturity portfolio to fair market value at the end of each accounting period. These changes, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity.

Changes in the fair value of the portfolio in prior periods have resulted primarily from changes in interest rates in the financial markets. While GAAP requires our fixed maturity assets to be revalued, it does not permit interest-bearing insurance policy liabilities supported by those assets to be valued at fair value in a consistent manner, with changes in value applied directly to shareholders’ equity. If the liabilities were revalued in the same manner as the assets, the effect of interest rate changes on the related assets and liabilities would largely offset. However, due to the size of both the investment portfolio and our policy liabilities, this inconsistency in measurement can have a material impact on shareholders’ equity. More recently, the market value of our fixed maturity portfolio has been depressed as a result of bond market illiquidity resulting in a significant decrease in shareholders’ equity. Because of the long-term nature of our fixed maturities and liabilities and the strong cash flows generated by our insurance subsidiaries, we have the intent and ability to hold our securities to maturity. As such, we do not expect to incur losses due to fluctuations in market value of fixed maturities caused by interest rate changes and temporarily illiquid markets. Accordingly, management removes the effect of this rule when analyzing Torchmark’s balance sheet, capital structure, and financial ratios in order to provide a more consistent and meaningful portrayal of the Company’s financial position from period to period.

The following table presents selected data related to capital resources. Additionally, the table presents the effect of this GAAP requirement on relevant line items, so that investors and other financial statement users may determine its impact on our capital structure.

Selected Financial Data

	At September 30, 2009		At December 31, 2008		At September 30, 2008
	GAAP	Effect of Accounting Rule Requiring Revaluation *	GAAP	Effect of Accounting Rule Requiring Revaluation *	GAAP	Effect of Accounting Rule Requiring Revaluation *
Fixed maturities (millions)	$9,054	$(395)	$7,817	$(1,793)	$8,168	$(1,436)
Deferred acquisition costs (millions) **	3,418	25	3,395	107	3,353	88
Total assets (millions)	15,850	(370)	13,529	(1,685)	13,950	(1,348)
Short-term debt (millions)	233	0	404	0	345	0
Long-term debt (millions)	920	0	623	0	623	0
Shareholders’ equity (millions)	3,315	(241)	2,223	(1,095)	2,441	(876)

Book value per diluted share	39.92	(2.90)	26.24	(12.93)	27.95	(10.04)
Debt to capitalization ***	25.8%	1.3%	31.6%	8.0%	28.4%	5.8%

Diluted shares outstanding (thousands)	83,039		84,708		87,319
Actual shares outstanding (thousands)	82,784		84,708		86,430

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1, formerly SFAS 115.
**	Includes the value of insurance purchased.
***	Torchmark’s debt covenants require that the effect of this accounting rule be removed to determine this ratio.

Interest coverage was 9.5 times in the 2009 nine months compared with 11.1 times in the 2008 period.

Pension assets. The following chart presents assets at fair value for our defined-benefit pension plans at September 30, 2009 and the prior-year end.

Pension Assets by Component

(Dollar amounts in thousands)

	September 30, 2009		December 31, 2008
	Amount	%	Amount	%
Corporate debt	$135,542	63.6	$70,417	40.3
Other fixed maturities	833	0.4	860	0.5
Equity securities	54,834	25.7	47,313	27.1
Short-term investments	8,489	4.0	44,802	25.6
Guaranteed annuity contract	9,905	4.6	9,997	5.7
Other	3,656	1.7	1,312	0.8

Total	$213,259	100.0	$174,701	100.0

The liability for the funded defined-benefit pension plans was $198 million at December 31, 2008. As disclosed in Note C—Postretirement Benefit Plans, contributions in the amount of $14 million have been made to the qualified pension plans as of September 30, 2009. No further contributions are expected to be made in 2009. Life insurance policies on the lives of plan participants have been established with an unaffiliated carrier for the Company’s supplemental retirement plan. Premium for this coverage paid during the 2009 nine months was $11 million. This plan is unqualified and therefore the policyholder value of these policies is not included in the chart above.

Unadopted Accounting Rules

The FASB has provided new guidance that is pending adoption by Torchmark concerning the following topics:

Transfers of Financial Assets: This guidance, effective for Torchmark as of January 1, 2010 amends previous guidance concerning transfers of financial assets to disallow the use of qualifying special purpose entities. Such entities are required to be evaluated for consolidation. Torchmark has no such entities and does not expect any impact from adoption.

Variable Interest Entities: This new guidance, effective for Torchmark as of January 1, 2010, amends previous guidance concerning variable interest entities, modifying the determination of the primary beneficiary, and requiring ongoing assessment of primary beneficiary status of the variable interest entity for consolidation purposes. At present, the adoption of this guidance will have no effect on Torchmark. While the trust that holds Torchmark’s 7.1% Trust Preferred Securities is a variable interest entity, and Torchmark has 100% voting control, Torchmark is not the primary beneficiary because its interest is not variable. Therefore, we will not consolidate the trust under the new guidance, following the same treatment as in current practice.

Cautionary Statements

We caution readers regarding certain forward-looking statements contained in the previous discussion and elsewhere in this document, and in any other statements made by, or on behalf of Torchmark whether or not in future filings with the Securities and Exchange Commission. Any statement that is not a historical fact or that might otherwise be considered an opinion or projection concerning Torchmark or its business, whether express or implied, is meant as and should be considered a forward-looking statement. Such statements represent management’s opinions concerning future operations, strategies, financial results or other developments. We specifically disclaim any obligation to update or revise any forward-looking statement because of new information, future developments, or otherwise.

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

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended September 30, 2009.

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

As of the end of the fiscal quarter completed September 30, 2009, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended September 30, 2009, there have not been any significant changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

As previously disclosed in filings with the Securities and Exchange Commission (SEC), United American has been named as a defendant in purported class action litigation originally filed on September 16, 2004, in the Circuit Court of Saline County, Arkansas on behalf of the Arkansas purchasers of association group health insurance policies or certificates issued by United American through Heartland Alliance of America Association and Farm & Ranch Healthcare, Inc. (Smith and Ivie v. Collingsworth, et al., CV2004-742-2). The plaintiffs asserted claims for fraudulent concealment, breach of contract, common law liability for non-disclosure, breach of fiduciary duties, civil conspiracy, unjust enrichment, violation of the Arkansas Deceptive Trade Practices Act, and violation of Arkansas law and the rules and regulations of the Arkansas Insurance Department. Declaratory, injunctive and equitable relief, as well as actual and punitive damages were sought by the plaintiffs. On September 7, 2005, the plaintiffs amended their complaint to assert a nation-wide class, defined as all United American insureds who simultaneously purchased both an individual Hospital and Surgical Expense health insurance policy and an individual supplemental term life insurance policy from Farm & Ranch through Heartland. Defendants removed this litigation to the United States District Court for the Western District of Arkansas (No. 4:05-cv-1382) but that Court remanded the litigation back to the state court on plaintiffs’ motion. On July 22, 2008, the plaintiffs filed a second amended complaint, asserting a class defined as “all persons who, between 1998 and the present, were residents of Arkansas, California, Georgia, Louisiana or Texas, and purchased through Farm & Ranch: (1) a health insurance policy issued by United American known as Flexguard Plan, CS-1 Common Sense Plan, GSP Good Sense Plan, SHXC Surgical & Hospital Expense Policy, HSXC 7500 Hospital/Surgical Plan, MMXC Hospital/Surgical Plan, SMXC Surgical/Medical Expense Plan and/or SSXC Surgical

Safeguard Expense Plan, and (ii) a membership in Heartland.” Plaintiffs assert claims for breach of contract, violation of Arkansas Deceptive Trade Practices Act and/or applicable consumer protection laws in other states, unjust enrichment, and common law fraud. Plaintiffs seek actual, compensatory, statutory and punitive damages, equitable and declaratory relief. On September 8, 2009, the Saline County Circuit Court granted the plaintiff’s motion certifying the class. On October 7, 2009, United American filed its notice of appeal of the class certification. Discovery is continuing.

Liberty National was a party to previously-reported litigation filed in the U.S. District Court for the Southern District of Florida by and on behalf of black Haitian-Americans residing in Florida, who had or have had an ownership interest in life insurance policies sold by Liberty National, which alleged that Liberty National had issued and administered such policies on a discriminatory basis because of their race and Haitian ancestry, ethnicity or national origin (Max Joseph, et al v. Liberty National Life Insurance Company, Case No. 08-20117 CIV-Martinez and Marlene Joseph v. Liberty National Life Insurance Company, Case No. 08-1:08-cv-22580). In May 2009, Marlene Joseph was settled by the parties with no appeals taken and in July 2009, the U.S. Circuit Court of Appeals for the Eleventh Circuit dismissed the appeal of a summary judgment granted to Liberty National by the two remaining individual Max Joseph plaintiffs for lack of jurisdiction as untimely filed.

On June 3, 2009, the Florida Office of Insurance Regulation issued an order to Liberty National to show cause why the Florida Office should not issue a final order suspending or revoking Liberty National’s certificate of authority to do insurance business in the State of Florida. The order asserts that Liberty National has engaged in alleged unfair trade practices in violation of Florida law through past underwriting practices used by Liberty National with regard to insurance applications submitted by persons who live in the United States but who were not U.S. citizens and persons traveling to certain foreign countries. Liberty National denies the allegations made by the Florida Office. Liberty National has responded to the Florida Office’s order in a timely manner and the matter was transmitted to the Division of Administrative Hearings on July 10, 2009. The matter has been assigned to an administrative law judge and has been set for hearing on February 1-11, 2010.

On September 23, 2009, purported class action litigation was filed against American Income Life Insurance Company in the Superior Court of San Bernardino County, California (Hoover v. American Income Life Insurance Company, Case No. CIVRS 910758). The plaintiffs, former insurance sales agents of American Income who are suing on behalf of all current and former American Income sales agents in California for the four year period prior to the filing of this litigation, assert that American Income’s agents are employees, not independent contractors as they are classified by American Income. They allege failure to indemnify and reimburse for business expenses as well as failure to pay all wages due upon termination in violation of the California Labor Code; failure to pay minimum wages in violation of the California Industrial Welfare Commission Wage Order No. 4-2001, originally and as amended; and unfair business practices in violation of the California Business and Professions Code §§17200, et seq. They seek, in a jury trial, reimbursement for business expenses and indemnification for losses, payment of minimum wages for their training periods, payment of moneys due immediately upon termination under the California Labor Code, disgorgement of profits resulting from unfair and unlawful business practices, and injunctive relief granting employee status to all American Income’s California agents. On October 29, 2009, American Income filed a motion seeking to remove this litigation from the Superior Court in San Bernadino County to the U.S. District Court for the Central District of California, Eastern Division.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2009	0		0
August 1-31, 2009	0		0
September 1-30, 2009	0		0

The Company, with Board approval, suspended the Company’s share repurchase program earlier in 2009 in light of current economic conditions. If and when the share repurchase program is resumed, any resumption of the program will be based upon a recommendation from management with the concurrence of the Board.

Item 6.	Exhibits

(a)	Exhibits

(11)	Statement re Computation of Per Share Earnings

(12)	Statement re Computation of Ratios

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Mark S. McAndrew

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

(32.1)	Section 1350 Certification by Mark S. McAndrew and Gary L. Coleman

(101)	Interactive Data Files for the Torchmark Corporation Form 10Q for the periods ended September 30, 2009

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: November 6, 2009	/s/ Mark S. McAndrew
Mark S. McAndrew
Chairman and Chief Executive Officer

Date: November 6, 2009	/s/ Gary L. Coleman
Gary L. Coleman, Executive Vice
President and Chief Financial Officer