Form 10-K
period 2009-12-31
TORCHMARK CORP
filed 2010-02-26
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐       No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,064,495,696 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2010
Common Stock, $1.00 par value per share	82,841,526 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held April 29, 2010 (Proxy Statement)	Part III

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

The following table presents Torchmark’s business by primary marketing distribution method.

Primary Distribution Method	Company	Products and Target Markets	Distribution

Direct Response	Globe Life And Accident Insurance Company Oklahoma City, Oklahoma	Individual life and supplemental health insurance including juvenile and senior life coverage, Medicare Supplement, and Medicare Part D marketed to middle-income Americans.	Direct response, mail, television, magazine; nationwide.

Liberty National Exclusive Agency	Liberty National Life Insurance Company Birmingham, Alabama	Individual life and supplemental health insurance marketed to middle-income families.	1,740 producing agents; 127 branch offices primarily in the Southeastern U.S.

American Income Exclusive Agency	American Income Life Insurance Company Waco, Texas	Individual life and supplemental health insurance marketed to union and credit union members.	4,154 producing agents in the U.S., Canada, and New Zealand.

United American Independent Agency and Branch Office Agency	United American Insurance Company McKinney, Texas	Limited-benefit supplemental health coverage to people under age 65, Medicare Supplement and Medicare Part D coverage to Medicare beneficiaries and, to a lesser extent, life insurance.	1,872 independent producing agents in the U.S. and Canada; 731 exclusive producing agents in 69 branch offices.

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

	(Amounts in thousands)

	Annualized Premium in Force
	2009	2008	2007
Whole life:
Traditional	$1,077,869	$1,037,315	$975,475
Interest-sensitive	105,181	112,055	118,701
Term	526,787	503,669	525,279
Other	62,377	54,483	53,410

	$1,772,214	$1,707,522	$1,672,865

The distribution methods for life insurance products include sales by direct response, exclusive agents and independent agents. These methods are described in more depth in the Distribution Method chart earlier in this report. The following table presents life annualized premium in force by distribution method.

	(Amounts in thousands)

	Annualized Premium in Force
	2009	2008	2007
Direct response	$578,223	$553,740	$530,137
Exclusive Agents:
American Income	549,540	494,191	469,486
Liberty National	317,413	322,179	322,724
Independent Agents:
United American	27,740	30,998	34,758
Other	299,298	306,414	315,760

	$1,772,214	$1,707,522	$1,672,865

Health Insurance

Torchmark offers supplemental limited-benefit health insurance products that include hospital/surgical plans, cancer, and accident plans sold to individuals under age 65. These policies are designed to supplement health coverage that applicants already own or to provide affordable, limited-benefit coverage to individuals without access to more comprehensive coverage. Medicare Supplements are also offered to enrollees in the traditional fee-for-service Medicare program. Medicare Supplement plans are standardized by federal regulation and are designed to pay deductibles and co-payments not paid by Medicare. We also offer Medicare Part D prescription drug insurance.

Health plans are offered through the Company’s exclusive and independent agents and direct response, with the United American agencies being the leading writers in the three-year period ended December 31, 2009, selling predominantly hospital/surgical plans. As shown in the charts below, net sales of limited-benefit plans exceeded net sales of Medicare Supplements in all years of the three-year-period ended December 31, 2009. However, Medicare Supplement premium in force exceeded that of limited-benefit plans in all periods except 2007, reflecting the higher persistency in Medicare Supplement business.

The following table presents health insurance net sales information for the three years ended December 31, 2009 by product category. Net sales for Medicare Part D represent only new first-time enrollees.

	(Amounts in thousands) Net Sales
	2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount		% of Total
Limited-benefit plans	$51,620	37	$111,470	67	$207,467		79
Medicare Supplement	45,125	32	27,533	16	31,902		12
Medicare Part D	43,004	31	28,292	17	24,514	*	9

Total Health	$139,749	100	$167,295	100	$263,883		100

*	Restated

The following table presents supplemental health annualized premium in force information for the three years ended December 31, 2009 by product category.

	(Amounts in thousands) Annualized Premium in Force
	2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Medicare Supplement	$474,987	46	$484,761	44	$518,205	42
Limited-benefit plans	354,254	35	432,579	39	519,994	42
Medicare Part D	197,319	19	181,009	17	195,685	16

Total Health	$1,026,560	100	$1,098,349	100	$1,233,884	100

The number of health policies in force (excluding Medicare Part D) was 1.66 million, 1.54 million, and 1.56 million at December 31, 2009, 2008, and 2007, respectively. Medicare Part D enrollees at December 31, 2009 were approximately 158 thousand to begin the 2010 plan year.

The following table presents supplemental health annualized premium in force for the three years ended December 31, 2009 by marketing (distribution) method.

	(Amounts in thousands)

	Annualized Premium in Force
	2009	2008	2007
Direct response	$55,108	$48,105	$44,708
Exclusive agents:
Liberty National	365,027	448,264	536,575
American Income	71,836	67,560	67,976
Independent agents:
United American	337,270	353,411	388,940

	829,241	917,340	1,038,199
Medicare Part D	197,319	181,009	195,685

	$1,026,560	$1,098,349	$1,233,884

Annuities

Annuity products offered include single-premium deferred annuities, flexible-premium deferred annuities, and prior to 2008, variable annuities. In recent years Torchmark has deemphasized the marketing of annuity products. Annuities in each of the three years ending December 31, 2009 comprised less than 1% of premium.

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

Investments

The nature, quality, and percentage mix of insurance company investments are regulated by state laws. The investments of Torchmark insurance subsidiaries consist predominantly of high-quality, investment-grade securities. Fixed maturities represented 92% of total investments at fair value at December 31, 2009. (See Note 3—Investments in the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis.)

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

Holding Company.    States have enacted legislation requiring registration and periodic reporting by insurance companies domiciled within their respective jurisdictions that control or are controlled by other corporations so as to constitute a holding company system. At December 31, 2009, Torchmark and its subsidiaries have registered as a holding company system pursuant to such legislation in Indiana, Nebraska, and New York.

Insurance holding company system statutes and regulations impose various limitations on investments in subsidiaries, and may require prior regulatory approval for material transactions between insurers and affiliates and for the payment of certain dividends and other distributions.

Personnel

At the end of 2009, Torchmark had 2,360 employees and 1,145 licensed employees under sales contracts.

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

Variations in expected to actual rates of mortality, morbidity, persistency, and healthcare utilization could negatively affect our results of operations and financial condition.    We establish a liability for our policy reserves to pay future policyholder benefits and claims. These reserves do not represent an exact calculation of liability, but rather are actuarial estimates based on models that include many assumptions and projections which are inherently uncertain. The reserve computations involve the exercise of significant judgment with respect to levels of mortality, morbidity, persistency, and healthcare utilization, as well as the timing of premium and benefit payments. Even though our actuaries continually test expected-to-actual results, actual levels that occur may differ significantly from the levels assumed when premium rates were first set. Accordingly, we cannot determine with precision the ultimate amounts of claims or benefits that we will pay or the timing of such payments. Significant variations from the levels assumed when policy reserves are first set could negatively affect our profit margins and income.

A ratings downgrade or other negative action by a rating agency could materially and negatively affect our business, financial condition and results of operations.    Various rating agencies review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in our insurance products, our ability to market these products and our competitive position. A downgrade or other negative action by a rating agency with respect to the financial strength ratings of our insurance subsidiaries could negatively affect us in many ways, including the following: limiting or restricting the ability of our insurance subsidiaries to pay dividends to us; adversely affecting our ability to sell insurance products; adversely affecting relationships with distributors and sales agents; increasing the number or amount of policy surrenders and withdrawals of funds; requiring a reduction in prices for our insurance products in order to remain competitive; and a lowering of our credit ratings.

Rating agencies also publish credit ratings for us. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. These ratings are important to our overall ability to access certain types of liquidity. Actual or anticipated downgrades in our credit ratings, or an announcement that our ratings are under further review for a downgrade, could have a material adverse effect on our operations, including limiting our access to capital markets, increasing the cost of debt, impairing our ability to raise capital to refinance maturing debt obligations, limiting our capacity to support growth at our insurance subsidiaries, and making it more difficult to maintain or improve the current financial strength ratings of our insurance subsidiaries.

Ratings reflect only the rating agency’s views and are not recommendations to buy, sell or hold our securities. Rating agencies assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating agency, general economic conditions and circumstances outside the rated company’s control. In addition, rating agencies use various models and formulas to assess the strength of a rated company, and from time to time rating agencies have, in their discretion, altered the models. Changes to the models could impact the rating agencies’ judgment of the rating to be assigned to the rated company. There can be no assurance that current credit ratings will remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies, if in each rating agency’s judgment, circumstances so warrant. We cannot predict what actions the rating agencies may take, or what actions we may take in response to the actions of the rating agencies, which could negatively affect our business, financial condition and results of operations.

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

Our Medicare Supplement and other health insurance business is subject to intense competition primarily on the basis of price which could restrict future sales.    In recent years, price competition in the traditional Medicare Supplement market, as well as the market for other health products, has been significant, characterized by some insurers who have been willing to earn very small profit margins or to underprice new sales in order to gain market share. We have elected not to compete on those terms, which has negatively affected sales. Should these industry practices continue, it is likely that our sales of health insurance products will remain depressed.

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

An inability to obtain timely and appropriate premium rate increases for the health insurance policies we sell due to regulatory delay could adversely affect our results of operations and financial condition.    A significant percentage of the health insurance premiums that our insurance subsidiaries earn is from Medicare Supplement insurance. Medicare Supplement insurance and the terms under which the premiums for such policies may be increased are highly regulated at both the state and federal level. As a result, it is characterized by lower profit margins than life insurance and requires strict administrative discipline and economies of scale for success. Because Medicare Supplement policies are coordinated with the federal Medicare program, which experiences health care inflation every year, annual premium rate increases for the Medicare Supplement policies are necessary. Obtaining timely rate increases is of critical importance to our success in this market. Accordingly, the inability of our insurance subsidiaries to obtain approval of premium rate increases in a timely manner from state insurance regulatory authorities in the future could adversely impact their profitability.

Proposals for national health care reform could have a negative effect on the profitability or marketability of the health insurance products that we sell.    We sell supplemental limited-benefit health insurance products to individuals, as well as Medicare Supplement policies and Medicare Part D prescription drug insurance. Addressing the affordability and availability of health insurance, including reducing the number of uninsured, is a major initiative of the Administration and members of the U.S. Congress, and proposals that would address these issues are pending in the U.S. Congress and in many states. The proposals vary and include the following: a public health plan and other private health plans for individual and small business customers; individual insurance mandates; potential tax ramifications (including, among other things, additional taxes on health insurers); the expansion of eligibility under existing Medicaid and/or federal employees health benefit plan programs; minimum medical benefit ratios for health plans; mandatory issuance of insurance coverage; limitations on antitrust immunity; and requirements that would limit the ability of health plans and insurers to vary premiums based on assessments of underlying risk. While certain of these measures could negatively affect us, at this time we cannot predict whether or when any of these measures will be enacted, and if enacted, the extent of the impact of these proposals on our business or results of operations. If any of these initiatives ultimately becomes effective, it could have a material negative effect on the profitability or marketability of the health insurance products and services we sell and on our financial condition, results of operations and cash flows.

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

A default by an issuer could result in a significant other-than-temporary impairment of that investment, causing us to write the investment down and take a charge against net income. The risk of default is higher for bonds with longer-term maturities, which we acquire in order to match our long-term insurance obligations. We attempt to reduce this risk by purchasing only investment grade securities and by carefully evaluating an issuer before entering into an investment. Also, while we have invested in a broad array of industries and issuers in order to attempt to maintain a highly diversified portfolio, a significant amount of our investments is in banks, insurance companies, and other financial institutions, which have experienced an increased level of downgrades recently. Moreover, we cannot be assured that any particular issuer, regardless of industry, will be able to make required interest and principal payments, on a timely basis or at all. Any further other-than-temporary impairments could reduce our statutory surplus, leading to lower risk-based capital ratios, potential downgrades of our ratings by rating agencies and a potential reduction of future dividend capacity from our insurance subsidiaries. While we intend to hold our investments until maturity, a severe increase in defaults could cause us to suffer a significant decrease in investment income or principal repayments, resulting in substantial realized losses from the writedowns of impaired investments. Current net income would be negatively impacted by the writedowns, and prospective net income would be adversely impacted by the loss of future interest income.

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

We can give no assurance that more stringent restrictions will not be adopted from time to time by states in which our insurance subsidiaries are domiciled, which could, under certain circumstances, significantly reduce dividends or other amounts paid to us by our subsidiaries. Although we do not anticipate changes, changes in these laws could constrain the ability of our subsidiaries to pay dividends or to advance or repay funds to us in sufficient amounts and at times necessary to meet our debt obligations and corporate expenses. Additionally, the inability of our insurance subsidiaries to obtain approval of premium rate increases in a timely manner from state insurance regulatory authorities could adversely impact their profitability, and thus their ability to declare and distribute dividends to us. Limitations on the flow of dividends from our subsidiaries could limit our ability to service and repay debt or to pay dividends on our capital stock.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or access capital, as well as affect our cost of capital.    The capital and credit markets have experienced extreme instability and disruption for an extended period of time. In some cases, the markets exerted downward pressure on the availability of liquidity and credit capacity for certain industries and issuers. Additionally, should credit spreads widen again in the future, the interest rate we must pay on any new debt obligation we may issue could increase, and our net income could be reduced. If the credit and capital markets continue to experience significant disruption, uncertainty and instability, these conditions could adversely affect our access to capital. Such market conditions may limit our ability to replace maturing liabilities (in a timely manner or at all) and/or access the capital necessary to grow our business.

In the unlikely event that current resources do not satisfy our needs, we may have to seek additional financing or raise capital. The availability of additional financing or capital will depend on a variety of factors such as market conditions, the general availability of credit or capital, the volume of trading activities, the overall availability of credit to the insurance industry, and our credit ratings and credit capacity. Additionally, customers, lenders, or investors could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Our access to funds may also be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient, and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all. As such, we may be forced to delay raising capital, issue shorter term securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Therefore, as a result, our results of operations, financial condition, and cash flows could be materially negatively affected by disruptions in the financial markets.

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

Item 1B.    Unresolved Staff Comments

As of December 31, 2009, Torchmark had no unresolved staff comments.

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

Liberty owns a 487,000 square foot building in Birmingham, Alabama which currently serves as Liberty’s and United Investors’ home office. Approximately 134,000 square feet of this building is leased or available for lease to unrelated tenants by Liberty. Liberty also operates from 4 company-owned district offices used for agency sales personnel. Liberty is currently in the process of selling its remaining company-owned office buildings, opting instead to operate from leased facilities. A total of 5 buildings were sold in 2008, and 21 buildings were sold in 2007. No buildings were sold in 2009.

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

As previously disclosed in filings with the Securities and Exchange Commission (SEC), United American has been named as a defendant in purported class action litigation originally filed on September 16, 2004, in the Circuit Court of Saline County, Arkansas on behalf of the Arkansas purchasers of association group health insurance policies or certificates issued by United American through Heartland Alliance of America Association and Farm & Ranch Healthcare, Inc. (Smith and Ivie v. Collingsworth, et al., CV2004-742-2). The plaintiffs asserted claims for fraudulent concealment, breach of contract, common law liability for non-disclosure, breach of fiduciary duties, civil conspiracy, unjust enrichment, violation of the Arkansas Deceptive Trade Practices Act, and violation of Arkansas law and the rules and regulations of the Arkansas Insurance Department. Declaratory, injunctive and equitable relief, as well as actual and punitive damages were sought by the plaintiffs. On September 7, 2005, the plaintiffs amended their complaint to assert a nation-wide class, defined as all United American insureds who simultaneously purchased both an individual Hospital and Surgical Expense health insurance policy

(Form HSXC) and an individual supplemental term life insurance policy (Form RT85) from Farm & Ranch through Heartland. Defendants removed this litigation to the United States District Court for the Western District of Arkansas (No. 4:05-cv-1382) but that Court remanded the litigation back to the state court on plaintiffs’ motion. On July 22, 2008, the plaintiffs filed a second amended complaint, asserting a class defined as “all persons who, between January 1998 and the present, were residents of Arkansas, California, Georgia, Louisiana or Texas, and purchased through Farm & Ranch: (1) a health insurance policy issued by United American known as Flexguard Plan, CS-1 Common Sense Plan, GSP Good Sense Plan, SHXC Surgical & Hospital Expense Policy, HSXC 7500 Hospital/Surgical Plan, MMXC Hospital/Surgical Plan, SMXC Surgical/Medical Expense Plan and/or SSXC Surgical Safeguard Expense Plan, and (ii) a membership in Heartland.” Plaintiffs assert claims for breach of contract, violation of Arkansas Deceptive Trade Practices Act and/or applicable consumer protection laws in other states, unjust enrichment, and common law fraud. Plaintiffs seek actual, compensatory, statutory and punitive damages, equitable and declaratory relief. On September 8, 2009, the Saline County Circuit Court granted the plaintiff’s motion certifying the class. On October 7, 2009, United American filed its notice of appeal of the class certification. Discovery is continuing.

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

On June 3, 2009, the Florida Office of Insurance Regulation issued an order to Liberty National to show cause why the Florida Office should not issue a final order suspending or revoking Liberty National’s certificate of authority to do insurance business in the State of Florida. The order asserts that Liberty National has engaged in alleged unfair trade practices in violation of Florida law through past underwriting practices used by Liberty National with regard to insurance applications submitted by persons who live in the United States but who were not U.S. citizens and persons traveling to certain foreign countries. Liberty National denies the allegations made by the Florida Office. Liberty National has responded to the Florida Office’s order in a timely manner and the matter was transmitted to the Division of Administrative Hearings on July 10, 2009. The matter has been assigned to an administrative law judge and was set for hearing commencing on February 1, 2010. On January 21, 2010, the Florida Office filed a motion for continuance which was granted and the hearing has been continued until June 7, 2010.

On September 23, 2009, purported class action litigation was filed against American Income Life Insurance Company in the Superior Court of San Bernardino County, California (Hoover v. American Income Life Insurance Company, Case No. CIVRS 910758). The plaintiffs, former insurance sales agents of American Income who are suing on behalf of all current and former American Income sales agents in California for the four year period prior to the filing of this litigation, assert that American Income’s agents are employees, not independent contractors as they are classified by American Income. They allege failure to indemnify and reimburse for business expenses as well as failure to pay all wages due upon termination in violation of the California Labor Code; failure to pay minimum wages in violation of the California Industrial Welfare Commission Wage Order No. 4-2001, originally and as amended; and unfair business practices in violation of the California Business and Professions Code §§17200, et seq. They seek, in a jury trial, reimbursement for business expenses and indemnification for losses, payment of minimum wages for their training periods, payment of moneys due immediately upon termination under the California Labor Code, disgorgement of profits resulting from unfair and unlawful business practices, and injunctive relief granting employee status to all American Income’s California agents. On October 29, 2009, American Income filed a motion seeking to remove this litigation from the Superior Court in San Bernadino County to the U.S. District Court for the Central District of California, Eastern Division. The U.S. District Court remanded the case without prejudice to the Superior Court and denied American Income’s motion to dismiss on December 15, 2009. On January 19, 2010, American Income filed a motion to dismiss which is scheduled for hearing on March 16, 2010. Discovery has commenced.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2009.

PART II

Item 5.    Market for Registrant’s Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The principal market in which Torchmark’s common stock is traded is the New York Stock Exchange. There were 4,026 shareholders of record on December 31, 2009, excluding shareholder accounts held in nominee form. The market prices and cash dividends paid by calendar quarter for the past two years are as follows:

		2009 Market Price		Dividends Per Share
Quarter		High	Low
1		$46.32	$17.06	$.14
2		40.62	26.21	.14
3		46.40	33.53	.14
4		46.77	40.42	.14
Year-end closing price	$43.95

		2008 Market Price		Dividends Per Share
Quarter		High	Low
1		$63.17	$57.85	$.13
2		65.27	58.65	.14
3		62.39	55.97	.14
4		58.44	27.67	.14
Year-end closing price	$44.70

(c)	Purchases of Certain Equity Securities by the Issuer and Others for the Fourth Quarter 2009

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2009	-0-		-0-
November 1-30, 2009	-0-		-0-
December 1-31, 2009	-0-		-0-

The Company, with Board approval, suspended the Company’s share repurchase program earlier in 2009 in light of economic conditions at the time. If and when the share repurchase program is resumed, any resumption of the program will be based upon a recommendation from management with the concurrence of the Board.

(e)	Performance Graph

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

Item 6.    Selected Financial Data

The following information should be read in conjunction with Torchmark’s Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:

(Amounts in thousands except per share and percentage data)

Year ended December 31,	2009	2008	2007	2006	2005
Premium revenue:
Life	$1,659,770	$1,616,804	$1,569,964	$1,524,267	$1,468,288
Health	1,017,711	1,127,059	1,236,797	1,237,532	1,014,857
Other	9,718	14,393	20,470	22,914	24,929
Total	2,687,199	2,758,256	2,827,231	2,784,713	2,508,074
Net investment income	674,915	671,495	648,826	628,746	603,068
Realized investment gains (losses)	(141,659)	(107,504)	2,734	(10,767)	280
Total revenue	3,222,397	3,326,918	3,486,697	3,421,178	3,125,910
Net income	404,953	452,259	527,535	518,631	495,390
Per common share:
Basic earnings:
Net income	4.88	5.14	5.59	5.20	4.73
Diluted earnings:
Net income	4.88	5.11	5.50	5.13	4.68
Cash dividends declared	0.57	0.56	0.52	0.50	0.44
Cash dividends paid	0.56	0.55	0.52	0.48	0.44
Basic average shares outstanding	83,034	88,053	94,317	99,733	104,735
Diluted average shares outstanding	83,034	88,516	95,846	101,112	105,751
As of December 31,	2009	2008	2007	2006	2005
Cash and invested assets	$10,739,105	$8,443,601	$9,792,297	$9,719,988	$9,410,695
Total assets	16,023,759	13,529,050	15,241,428	14,980,355	14,768,903
Short-term debt	233,307	403,707	202,058	169,736	381,505
Long-term debt(1)	919,761	622,760	721,723	721,248	507,902
Shareholders’ equity	3,398,891	2,222,907	3,324,627	3,459,193	3,432,768
Per diluted share	40.87	26.24	35.60	34.68	32.91
Effect of fixed maturity revaluation on diluted equity per share(2)	(3.35)	(12.93)	(0.66)	1.43	2.50
Annualized premium in force:
Life	1,772,214	1,707,522	1,672,865	1,615,487	1,577,635
Health	1,026,560	1,098,349	1,233,884	1,293,081	1,026,410
Total	2,798,774	2,805,871	2,906,749	2,908,568	2,604,045
Basic shares outstanding	82,841	84,708	92,175	98,115	103,569
Diluted shares outstanding	83,159	84,708	93,383	99,755	104,303
(1)

Includes 7 3/4% Junior Subordinated Debentures reported as “Due to affiliates” on the Consolidated Balance Sheet at year end 2005 in the amount of $154.6 million. Also included at year ends 2006 through 2009 are Torchmark’s 7.1% Junior Subordinated Debentures in the amount of $123.7 million, which are also reported as “Due to affiliates” on the Consolidated Balance Sheets.

(2)	There is an accounting rule requiring available-for-sale fixed maturities to be revalued at fair value each period. The effect of this rule on diluted equity per share reflects the amount added or (deducted) under this rule to produce GAAP Shareholders’ equity per share. Please see the explanation and discussion under the caption Capital Resources in Management’s Discussion and Analysis in this report concerning the effect this rule has on Torchmark’s equity.

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

Net investment income

Less:

    Interest credited to net policy liabilities

    Financing costs

The tables in Note 13—Business Segments reconcile Torchmark’s revenues and expenses by segment to its major income statement line items for each of the years in the three-year period ending December 31, 2009. Additionally, this Note provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles to net income. That summary is reproduced below from the Consolidated Financial Statements to present our overall operations in the manner that we use to manage the business.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	2009	2008	2007	2009 Change	%	2008 Change	%
Life insurance underwriting margin	$446,889	$431,775	$417,038	$15,114	4	$14,737	4
Health insurance underwriting margin	170,410	194,711	208,254	(24,301)	(12)	(13,543)	(7)
Annuity underwriting margin	3,396	(6,423)	9,337	9,819		(15,760)
Other insurance:
Other income	2,936	4,154	4,313	(1,218)	(29)	(159)	(4)
Administrative expense	(154,284)	(159,283)	(154,552)	4,999	(3)	(4,731)	3
Excess investment income	297,310	328,141	323,762	(30,831)	(9)	4,379	1
Corporate and adjustments	(19,450)	(21,278)	(17,921)	1,828	(9)	(3,357)	19

Pre-tax total	747,207	771,797	790,231	(24,590)	(3)	(18,434)	(2)
Applicable taxes	(251,627)	(258,510)	(268,118)	6,883	(3)	9,608	(4)

After-tax total	495,580	513,287	522,113	(17,707)	(3)	(8,826)	(2)
Realized gains (losses) (after tax)*	(93,254)	(69,878)	1,777	(23,376)		(71,655)
Gain on sale of agency buildings (after tax)	-0-	181	2,768	(181)		(2,587)
Tax settlements (after tax)	2,858	10,823	1,149	(7,965)		9,674
Net proceeds (cost) from legal settlements (after tax)	-0-	(770)	(272)	770		(498)
Loss on writedown of Company-occupied property (after tax)	(231)	(1,384)	-0-	1,153		(1,384)

Net income	$404,953	$452,259	$527,535	$(47,306)	(10)	$(75,276)	(14)

*	See the discussion of Realized Gains and Losses in this report.

Torchmark’s operations on a segment-by-segment basis are discussed in depth under the appropriate captions following in this report.

Summary of Operations:    Net income declined $47 million or 10% in 2009 to $405 million. In 2008, net income declined $75 million or 14% to $452 million from $528 million. On a diluted per share basis, 2009 net income fell 5% to $4.88, while in 2008 per share net income declined 7% to $5.11. One major cause for the decline in both years was after-tax realized investment losses, due mostly to writedowns of fixed-maturity securities that were determined to be other-than-temporarily impaired. In 2009, after-tax realized investment losses reduced per share earnings $1.12, of which $1.27 per share related to other-than-temporary impairments of fixed maturities which were offset by $.15 of net gains. In 2008, after-tax losses accounted for $.79 per share, of which $.78 related to other-than-temporary impairments. In 2007, we had realized investment gains which added $.02 to per diluted share earnings, after other-than-temporary impairment writedowns of $.08 per share offset $.10 of other gains for the period. Another contributing factor to the declines in both years was in our health insurance segment, where intense competition in recent periods has resulted in significant declines in agent counts, which in turn has resulted in lower sales of new health products. Health underwriting margins declined $24 million or 12% in 2009 to $170 million, after having decreased $14 million or 7% in 2008.

Life insurance was our strongest performing segment in both 2009 and 2008, contributing $15 million to pretax growth in both periods. Margin improvements in this segment were primarily a result of premium growth. The investment segment also contributed to the growth in pretax income in 2008, as excess investment income, the measure of profitability of the investment segment, rose $4 million. However, this segment’s contribution declined $31 million in 2009, as we held significantly more cash in 2009 and as a significant amount of higher-yielding lower-rated investments were sold with the proceeds reinvested in lower-yielding but higher-rated securities in that year. Another factor in the 2009 decline in excess investment income was that we issued $300 million of new 9¼% debt in June and repaid our $99 million 8¼% Senior Debentures which matured in August 2009, resulting in increased financing costs which reduced excess investment income.

Our annuity margins have fluctuated in recent periods. Our 2008 annuity underwriting loss was $6 million, compared with gains of $3 million in 2009 and $9 million in 2007. In 2008, significant declines in equity markets caused variable policyholder account values to decline, guaranteed minimum death benefit costs to increase, policyholders to withdraw funds, and changes in actuarial assumptions all of which resulted in the underwriting losses. As equity markets improved during 2009, many of these factors abated somewhat and margins partially recovered. We do not emphasize this segment and discontinued the sale of variable annuities in 2008, only offering a fixed annuity product.

Total revenues declined 3% in 2009 to $3.22 billion. In 2008, total revenues declined 5% to $3.33 billion from $3.49 billion in 2007. Life premium rose $43 million in 2009 and $47 million in 2008. Net investment income rose $3 million in 2009 and $23 million in 2008. However, growth in revenues in both 2009 and 2008 were negatively affected by the aforementioned pretax realized investment losses and declines in health premium, described further under this caption.

Life insurance premium has grown steadily in each of the three years ending December 31, 2009, rising 3% in 2009 to $1.66 billion and also 3% in 2008. Margins as a percentage of premium have also held steady each year at 27% of premium. Life net sales rose 9% in 2009 to $327 million and 13% in 2008 to $298 million. Life insurance segment results are discussed further under the caption Life Insurance.

We market three primary health insurance products: under-age-65 limited-benefit health insurance, Medicare Supplement insurance, and the Medicare Part D prescription drug benefit. Health premium declined 10% in 2009 to $1.02 billion from $1.13 billion in 2008. Health premium declined 9% in 2008. The primary factor in the decreases in both years was the decline in agent count in our United American Branch Office during the year, our largest health producer. This agency has experienced intense competition, which has resulted in a significant decrease in new health sales and has negatively impacted premium income. This agency had historically focused on sales of our limited-benefit health product, as demand for this product had increased. Accordingly, premium from the limited-benefit product grew significantly in relation to Medicare Supplement premium in recent years. However, with the decline in the size of this Agency beginning in 2007, premium for the limited-benefit product has declined. Medicare Supplement remains our largest contributor to total health premium, but increased competition has also dampened sales of this product, resulting in premium declines in each successive year. It should be noted, however, that net sales for Medicare Supplement insurance rose in 2009 for the first time in several years. This was a result of the increase in group Medical Supplement sales. We also offer Medicare Part D insurance. As most of the country’s Part D enrollees selected a plan provider in 2006, we do not expect significant growth in our Part D business going forward. See the discussion under Health Insurance for a more detailed discussion of health insurance results.

As noted earlier, we no longer offer variable annuities. While we still offer fixed annuities, we do not emphasize sales of annuity products, favoring life insurance instead. See the caption Annuities for further discussion of the Annuity segment.

As previously mentioned, the investment segment’s pretax profitability, or excess investment income, increased $4 million in 2008 but declined $31 million in 2009. Profitability in this segment is based on three major components: net investment income, required interest on net policy liabilities (interest applicable to and assigned to insurance products), and financing costs. In recent years, growth in net investment income has been restricted in relation to the growth in the size of our portfolio. One of the primary reasons that investment income has grown at a lower rate than mean invested assets has grown in recent years is that new investments have been made at yield rates lower than the yield rates earned on securities that matured or were otherwise disposed of. Another factor that has contributed to the relatively slower growth rate of investment income is the time lag between the date proceeds from maturities and dispositions are received and the date such proceeds are reinvested. During these lags, we have held cash at lower yields. Among the most important factors contributing to the relatively lower growth rate in investment income during 2009 is the fact that, due primarily to uncertainty about liquidity in the financial markets, we held significantly more cash and short term investments during 2009 than we did during 2008 and 2007. Additionally, in 2009, we sold a significant portion of higher-yielding but lower-rated fixed maturities and reinvested the proceeds in lower-yielding but higher-rated bonds in 2009 to improve our risk-adjusted return. This also contributed to reduced net investment income. The interest required on net policy liabilities is deducted from net investment income, and generally grows in conjunction with the insurance policy reserves that are supported by the invested assets. Financing costs, which consist of the interest required for debt service on our long and short-term debt, are also deducted from excess investment income. In 2009, interest expense on our long-term debt rose $11 million. During the year we issued our $300 million 9 1/4% Senior Notes but repaid our $99 million 8 1/4% Senior Debentures, resulting in a higher balance of debt outstanding at a higher interest rate. However, this segment has benefited from lower short-term financing costs in each successive year, as these costs have declined primarily due to lower rates on our short-term debt. Prior to 2009, growth in total investment income has been somewhat negatively affected by Torchmark’s share repurchase program (described later under this caption), which has diverted cash that could have otherwise been used to acquire investments.

Torchmark’s current investment policy limits new investment acquisitions to investment-grade fixed maturities generally with longer maturities (often exceeding twenty years) that meet our quality and yield objectives. Approximately 92% of our invested assets at fair value consists of fixed maturities of which 94% was investment grade at December 31, 2009. The average quality rating of the portfolio was BBB+. The portfolio contains no securities backed by sub prime or Alt-A mortgages, no direct investment in residential mortgages, no counterparty risks, no credit default swaps, or derivative contracts. See the analysis of excess investment income and investment activities under the caption Investments in this report and Note 3—Investments in the Notes to Consolidated Statements of Operations for a more detailed discussion of this segment.

As mentioned earlier in this summary, we wrote down certain securities in each of the years 2007 through 2009, as these securities met our criteria for other-than-temporary impairment. The pretax impairment losses were $160 million, $106 million, and $11 million in 2009, 2008, and 2007, respectively. Please refer to Note 3—Investments in the Notes to Consolidated Financial Statements under the caption Other-than-temporary impairments and under the caption Realized Gains and Losses in this report for more information on these writedowns and our criteria for consideration of other-than-temporary impairment. Including the writedowns, we had total after-tax realized investment losses of $93 million in 2009 ($1.12 per share) and $70 million in 2008 ($.79 per share), compared with a $2 million gain in 2007 ($.02 per share). Realized investment gains and losses can vary significantly from period to period and may have a material positive or negative impact on net income. Under the caption Realized Gains and Losses in this report, we present a complete analysis and discussion of our realized gains and losses including the writedowns. Also, as explained in Note 13—Business Segments in the Notes to the Consolidated Financial Statements, we do not consider realized gains and losses to be a component of our core insurance operations or operating segments.

During the second quarter of 2009, we issued a new debt security, our 9 1/4% Senior Notes, par value $300 million. Funds from this offering were used to repay our 8 1/4% Senior Debentures which matured in the third quarter of 2009 in the amount of $99 million. We also used $175 million to strengthen the capital position of certain of our insurance subsidiaries in the form of capital contributions and surplus notes. The regulatory capital positions of these subsidiaries had been negatively affected by rating-agency downgrades of bonds in their investment portfolios. The subsidiaries in turn invested these funds in investment-grade fixed maturities. More information on these transactions can be found in Note 10—Debt in the Notes to Consolidated Financial Statements and in our discussion of Capital Resources in this report.

In each of the years 2007 through 2009, net income was affected by certain significant, unusual, and nonrecurring nonoperating items. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. A discussion of these items follows.

As reported in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements under the caption Litigation and Tax Settlements, we have been involved in a number of litigation issues over the course of the three year period 2007 through 2009 in which we either received settlements net of expenses or incurred settlement losses and expenses. These issues resulted in after-tax charges of $770 thousand in 2008 and $272 thousand in 2007. Additionally, as described under the same caption of Note 1, we received tax settlements in each year in the amounts of $2.9 million in 2009, $10.8 million in 2008, and $1.1 million in 2007. All of these litigation and tax issues pertained to issues arising many years ago and are not considered by management to relate to our current operations. Legal and litigation expenses pertaining to current operations are included in either insurance administrative expenses or parent expenses, as appropriate, in our segment analysis. Income from litigation settlements is included in other income. As explained in Note 3—Investments under the caption Other-than-temporary impairments, we wrote down certain company-occupied property to fair value during both 2009 and 2008. The write downs resulted in after-tax charges of $231 thousand in 2009 and $1.4 million in 2008.

Prior to 2007, Liberty began a program to dispose of its agency office buildings, replacing them with rental facilities. In 2007, 21 buildings were sold for proceeds of $6.4 million and a pretax gain of $4.3 million ($2.8 million after tax). The program began to wind down in 2008 as five buildings were sold for proceeds of $787 thousand and a pretax gain of $278 thousand ($181 thousand after tax). Because of the significant scale of this nonoperating activity, we have removed these amounts from our core results in 2008 and 2007. No buildings were sold in 2009. Five buildings remained to be sold at December 31, 2009.

Torchmark has in place an ongoing share repurchase program which began in 1986. With no specified authorization amount, we determine the amount of repurchases based on the amount of the Company’s excess cash flow, general market conditions, and other alternative uses. The majority of these purchases are made from excess operating cash flow when market prices are favorable. Additionally, when stock options are exercised, proceeds from these exercises and the tax benefit are used to repurchase additional shares on the open market to minimize dilution as a result of the option exercises. Due to economic conditions at the time, we temporarily suspended our share repurchase program in the first quarter of 2009. We may resume the program with a reaffirmation by the Board of Directors when share repurchases are determined to be the best use of cash. The following chart summarizes share purchase activity for each of the three years ended December 31, 2009.

Analysis of Share Purchases

(Amounts in thousands)

	2009		2008		2007
Purchases	Shares	Amount	Shares	Amount	Shares	Amount
Excess cash flow and borrowings	2,050	$46,695	7,638	$426,640	6,150	$402,116
Option proceeds	20	869	487	29,096	766	49,675

Total	2,070	$47,564	8,125	$455,736	6,916	$451,791

Throughout the remainder of this discussion, share purchases refer only to those made from excess cash flow and borrowings.

A discussion of each of Torchmark’s segments follows.

Life Insurance.    Life insurance is our largest insurance segment, with 2009 life premium representing 62% of total premium. Life underwriting income before other income and administrative expense represented 72% of the total in 2009. Additionally, investments supporting the reserves for life products result in the majority of excess investment income attributable to the investment segment.

Throughout 2009, we have been in the process of combining selected United American (UA) Exclusive Agency Branch Offices with the Liberty National Exclusive Agency. For this reason, all premium income and margin data will be reported on a combined basis in this report. However, we will continue to report sales data and agent counts separately.

Life insurance premium rose 3% to $1.7 billion in 2009 after having increased 3% in 2008 to $1.62 billion. Life insurance products are marketed through several distribution channels. Premium income by channel for each of the last three years is as follows:

LIFE INSURANCE

Premium by Distribution Method

(Dollar amounts in thousands)

	2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Direct Response	$536,878	32%	$511,165	32%	$484,176	31%
American Income Exclusive Agency	507,899	31	473,784	29	440,164	28
Liberty National Exclusive Agency	298,485	18	304,262	19	309,509	20
Other Agencies	316,508	19	327,593	20	336,115	21

	$1,659,770	100%	$1,616,804	100%	$1,569,964	100%

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

Annualized life premium in force was $1.77 billion at December 31, 2009, an increase of 4% over $1.71 billion a year earlier. Annualized life premium in force was $1.67 billion at December 31, 2007.

The following table shows net sales information for each of the last three years by distribution method.

LIFE INSURANCE

Net Sales by Distribution Method

(Dollar amounts in thousands)

	2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Direct Response	$131,566	40%	$123,076	41%	$114,232	43%
American Income Exclusive Agency	127,688	39	108,353	37	92,306	35
Liberty National Exclusive Agency	45,930	14	48,540	16	36,981	14
United American Branch Office Agency	9,216	3	6,244	2	4,698	2
Other Agencies	12,130	4	12,250	4	16,029	6

	$326,530	100%	$298,463	100%	$264,246	100%

The table below discloses first-year collected life premium by distribution channel.

LIFE INSURANCE

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Direct Response	$84,775	37%	$80,075	39%	$76,043	38%
American Income Exclusive Agency	95,693	42	82,063	39	73,862	37
Liberty National Exclusive Agency	35,137	16	33,299	16	30,727	16
Other Agencies	10,785	5	12,745	6	17,026	9

	$226,390	100%	$208,182	100%	$197,658	100%

Direct Response is one of our leading writers of life insurance. The Direct Response operation consists of two primary components: direct mail and insert media. Direct mail targets primarily young middle-income households with children. The juvenile life insurance policy is a key product. Not only is the juvenile market an important source of sales, but it also is a vehicle to reach the parents and grandparents of the juvenile policyholders. Parents and grandparents of these juvenile policyholders are more likely to respond favorably to a Direct Response solicitation for life coverage on themselves than is the general adult population. Also, both the juvenile policyholders and their parents are low acquisition- cost targets for sales of additional coverage over time. At this time, we believe that the Direct Response unit is the largest U.S. writer of juvenile direct mail life insurance. We expect that sales to this demographic group will continue as one of Direct Response’s premier markets.

The insert media area targets primarily the adult market. It involves placing insurance solicitations as advertising inserts into a variety of media, such as coupon packets, newspapers, bank statements, and billings. This media was historically placed by Direct Marketing and Advertising Distributors, Inc. (DMAD), previously an unrelated entity which we acquired and integrated their operations into ours during 2007. This acquisition allowed the Company to expand marketing opportunities through increased solicitation volume and also improve margins through cost savings in the insert media component.

The Direct Response operation accounted for 32% of our life insurance premium during 2009, the largest of any distribution group. Life premium for this channel rose 5% in 2009 and 6% in 2008. Net sales rose 7% in 2009 to $132 million after an 8% gain in 2008 to $123 million. First-year collected premium increased 6% in 2009 to $85 million after a 5% gain in 2008.

The American Income Exclusive Agency focuses primarily on members of labor unions, but also on credit unions and other associations for its life insurance sales. It is a high profit margin business characterized by lower policy obligation ratios. Life premium for this agency rose 7% to $508 million in 2009, after having increased 8% in 2008. Net sales increased 18% in 2009 to $128 million from $108 million in 2008. Net sales rose 17% in 2008. First-year collected premium rose 17% in 2009 to $96 million, after having increased 11% in 2008. As in the case of all of Torchmark’s agency distribution systems, continued increases in product sales are largely dependent on increases in agent count. Growth in the agent count has contributed to the improvements in sales in this agency. The American Income agent count was 4,154 at December 31, 2009 compared with 3,085 a year earlier, an increase of 35%. The agent count rose 21% in 2008 from 2,545 at year end 2007. This agency continues to recruit new agents focusing on an incentive program to reward growth in both the recruiting of new agents and in the production of new business. Additionally, the systematic, centralized internet recruiting program has enhanced the recruiting of new agents.

As previously mentioned, we have combined selected UA Exclusive Agency Branch Offices with the Liberty National Exclusive Agency. The Liberty National Agency has historically marketed life insurance to middle-income customers primarily in the Southeast. The UA Branch Office Agency has historically emphasized health products, but is now changing its focus for newly recruited agents to market Liberty National’s life and health products. In addition, due to ongoing cuts in Medicare Advantage funding and changes to the competitive environment in the Medicare Supplement market, we have also recently renewed our emphasis on Medicare Supplement sales. Life premium income for this combined agency was

$298 million for 2009, a 2% decrease compared with $304 million in 2008. Life premium for this agency declined 2% in 2008 from 2007. First-year collected premium on a combined basis rose 6% to $35 million in 2009, after having increased 8% in 2008.

Liberty National’s net sales declined 5% to $46 million in 2009, after having increased 31% a year earlier. The Liberty Agency had 1,740 producing agents at December 31, 2009, compared with 3,369 a year earlier, a decline of 48%. The agent count at Liberty had increased 40% in 2008 from 2,410. The 2009 decrease in agent count was due primarily to agent compensation issues. A two-tier bonus threshold proved more difficult for producing agents to meet than anticipated. Management reverted to a level bonus threshold during the third quarter of 2009. In addition, due to deteriorating first year persistency rates on business written over the past several quarters, management modified compensation incentives in the third quarter of 2009 to place more emphasis on retention. This has resulted in the departure of some of the weaker agents. Management expects the counts to increase in 2010.

The UA Branch Office Agency produced net sales of $9.2 million in 2009 of Liberty National’s life products. As noted earlier, this Agency traditionally focused on health product sales. Due to intense competition in recent periods in the health insurance market, the UA Branch has experienced sharp declines in agent count. The UA Branch Office Agency had 731 producing agents at December 31, 2009, compared with 1,651 agents a year earlier, a decline of 56%. The count declined 45% in 2008 from 2,979 agents.

As is the case with all of our captive agency forces, growing the number of productive agents is critical to the growth in sales. As mentioned above, we have shifted the emphasis in the UA Branch Office Agency to life and health products currently marketed by Liberty National agents, as well as a renewed focus on Medicare Supplement products. These products are priced to achieve higher profit margins and have better persistency than the UA Branch’s limited-benefit health insurance. This Agency will continue to offer the current product portfolio, but the majority of our financial incentives will be used to encourage new agents to sell the Liberty National product line along with the renewed focus on UA Medicare Supplement products. We believe this will improve the stability and profitability of the UA Branch Office Agency.

We also offer life insurance through Other Agencies consisting of the United Investors Agency, the Military Agency, the United American Independent Agency, and other small miscellaneous sales agencies. The United Investors Agency is comprised of several independent agencies that concentrate on annuity business. United Investors represented 4% of Torchmark’s 2009 life premium income. The Military Agency consists of a nationwide independent agency whose sales force is comprised primarily of former military officers who have historically sold primarily to commissioned and noncommissioned military officers and their families. This business consists of whole-life products with term insurance riders. Military premium represented 12% of life premium. The United American Independent Agency represented less than 2% of Torchmark’s total life premium. This agency is focused on health insurance, with life sales being incidental.

LIFE INSURANCE

Summary of Results

(Dollar amounts in thousands)

	2009		2008		2007
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium and policy charges	$1,659,770	100%	$1,616,804	100%	$1,569,964	100%

Policy obligations	1,094,533	66	1,073,920	66	1,039,278	66
Required interest on reserves	(432,875)	(26)	(411,216)	(25)	(388,024)	(25)

Net policy obligations	661,658	40	662,704	41	651,254	41
Commissions and premium taxes	74,783	4	73,690	4	72,291	5
Amortization of acquisition costs	476,440	29	448,635	28	429,381	27

Total expense	1,212,881	73	1,185,029	73	1,152,926	73

Insurance underwriting margin before other income and administrative expenses	$446,889	27%	$431,775	27%	$417,038	27%

Gross margins, as indicated by insurance underwriting margin before other income and administrative expense, rose 4% in 2009 to $447 million after also rising 4% in 2008. As a percentage of life insurance premium, gross margins have been stable each year at 27%. Margin growth in all periods was primarily the result of premium growth.

Health Insurance.    Health products sold by Torchmark insurance companies consist of supplemental plans that include limited-benefit cancer, accident plans, and hospital/surgical plans sold to people under age 65. We also sell Medicare Supplements to enrollees in the Federal Medicare program, as well as providing coverage under the Medicare Part D prescription drug program. The limited-benefit health plans generally provide a per diem payment for each hospital inpatient day confined, a fixed-amount surgical schedule, outpatient coverage, and other miscellaneous hospital-related charges. They also contain caps on total per-illness benefits. Consumer interest in these products has increased as a result of growing unavailability or lack of affordability of individual major-medical plans and decreased coverage offered by employers. Minimum regulatory loss ratios on these limited-benefit plans are generally lower than those of Medicare Supplement; however, the Medicare Supplement product has historically had slightly higher persistency rates, resulting in both products having approximately the same underwriting margin as a percentage of premium. In recent years, sales of the under-age-65 limited-benefit product have exceeded Medicare Supplement sales, as customers demand for the limited-benefit product increased and price competition and reduced demand for Medicare Supplements dampened sales of that product. However, Medicare Supplement continues to be our largest health product in terms of premium income. Additionally, in the past two years, Medicare Supplement sales have grown steadily in relation to limited-benefit sales, due in part to changes in agent counts in our health distribution groups discussed below.

Total health premium represented 38% of Torchmark’s total premium income in 2009. Excluding Part D premium, health premium represented 33% in 2009, compared with 37% in 2008 and 39% in 2007. Health underwriting margin, excluding Part D, accounted for 25% of the total in 2009, compared with 29% in 2008 and 30% in 2007. These declines in the health percentages are indicative of the growth in the premium and profitability of our life segment in relation to our health segment. Health results have also been negatively affected by increased competition in recent periods. The following table indicates health insurance premium income by distribution channel for each of the last three years.

HEALTH INSURANCE

Premium by Distribution Method

(Dollar amounts in thousands)

	2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$60,292		$78,973		$92,042
Medicare Supplement	266,150		277,880		296,368

	326,442	39%	356,853	37%	388,410	38%
Liberty National Exclusive Agency
Limited-benefit plans	243,568		311,686		344,659
Medicare Supplement	144,954		164,219		183,461

	388,522	46	475,905	50	528,120	51
American Income Exclusive Agency
Limited-benefit plans	74,015		72,149		69,268
Medicare Supplement	1,082		1,274		1,403

	75,097	9	73,423	8	70,671	7
Direct Response
Limited-benefit plans	438		478		527
Medicare Supplement	46,117		44,645		41,811

	46,555	6	45,123	5	42,338	4
Total Premium (Before Part D)
Limited-benefit plans	378,313	45	463,286	49	506,496	49
Medicare Supplement	458,303	55	488,018	51	523,043	51

Total Premium (Before Part D)	836,616	100%	951,304	100%	1,029,539	100%

Medicare Part D*	183,586		175,633		214,589

Total Health Premium*	$1,020,202		$1,126,937		$1,244,128

*	Total Medicare Part D premium and health premium exclude $7.3 million in 2007 and $2.5 million in 2009 of risk-sharing premium paid to the Centers for Medicare and Medicaid Services consistent with the Medicare Part D contract. In 2008, $122 thousand of risk-sharing premium was received, increasing premium. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.

We market supplemental health insurance products through a number of distribution channels with the United American agencies being our market leaders. The following table presents net sales by distribution method for the last three years.

HEALTH INSURANCE

Net Sales by Distribution Method

(Dollar amounts in thousands)

	2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$12,256		$23,084		$33,917
Medicare Supplement	30,431		14,517		16,381

	42,687	44%	37,601	27%	50,298	21%
United American Branch Office Agency
Limited-benefit plans	13,266		64,126		151,924
Medicare Supplement	4,370		7,422		10,406

	17,636	18	71,548	51	162,330	68
Liberty National Exclusive Agency
Limited-benefit plans	12,040		12,087		9,842
Medicare Supplement	91		96		130

	12,131	13	12,183	9	9,972	4
American Income Exclusive Agency
Limited-benefit plans	13,393		11,848		11,307
Medicare Supplement	-0-		-0-		-0-

	13,393	14	11,848	9	11,307	5
Direct Response
Limited-benefit plans	665		325		477
Medicare Supplement	10,233		5,498		4,985

	10,898	11	5,823	4	5,462	2
Total Net Sales (Before Part D)
Limited-benefit plans	51,620	53	111,470	80	207,467	87
Medicare Supplement	45,125	47	27,533	20	31,902	13

Total Net Sales (Before Part D)	96,745	100%	139,003	100%	239,369	100%

Medicare Part D*	43,004		28,292		24,514

Total Health Net Sales	$139,749		$167,295		$263,883

*	Net sales for Medicare Part D represents only new first-time enrollees.

The following table discloses first-year collected health premium by distribution method.

HEALTH INSURANCE

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$11,459		$20,360		$27,055
Medicare Supplement	16,066		15,495		12,992

	27,525	35%	35,855	26%	40,047	21%
Liberty National Exclusive Agency
Limited-benefit plans	28,003		77,917		123,328
Medicare Supplement	4,973		8,010		10,399

	32,976	42	85,927	62	133,727	70
American Income Exclusive Agency
Limited-benefit plans	12,996		12,316		12,347
Medicare Supplement	-0-		-0-		-0-

	12,996	17	12,316	9	12,347	6
Direct Response
Limited-benefit plans	384		437		470
Medicare Supplement	4,251		4,102		4,499

	4,635	6	4,539	3	4,969	3
Total First-Year Collected Premium (Before Part D)
Limited-benefit plans	52,842	68	111,030	80	163,200	85
Medicare Supplement	25,290	32	27,607	20	27,890	15

Total (Before Part D)	78,132	100%	138,637	100%	191,090	100%

Medicare Part D*	26,708		16,655		53,269

Total First-Year Collected Premium	$104,840		$155,292		$244,359

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

The Medicare Part D Health product will be presented and discussed separately in this report.

Health insurance, excluding Medicare Part D. As noted under the caption Life Insurance, we have emphasized life insurance sales relative to health, due to life’s superior margins and other benefits. Our health distribution groups have also encountered increased competition in recent periods. The increased competition has led to losses in agents in our UA Branch Office and Independent Agencies. Agent turnover has increased as lower premium, lower margin products offered by competitors have provided agents with products that are easier to sell. Declines in these agent counts have resulted in lower net sales, which in turn have pressured premium growth. Health premium, excluding Part D premium, fell 12% to $837 million in 2009, after declining 8% in 2008. Medicare Supplement premium declined 6% to $458 million in 2009, compared with a 7% decline in 2008. Other limited-benefit health premium dropped 18% in 2009 to $378 million, after a decline of 9% in 2008. Net sales, excluding Medicare Part D, declined 30% to $97 million in 2009. Net sales fell 42% in 2008 to $139 million. Medicare Supplement net sales rose 64% in 2009, however, while other health net sales declined 54%. In 2008, both Medicare Supplement and other health net sales declined, Medicare Supplement declined 14% and other limited-benefit health fell 46%. First year collected premium also declined significantly in both 2009 and 2008.

While new sales of our limited-benefit health products have been stronger than our Medicare Supplement plans, Medicare Supplement net sales have been gaining in recent periods in relation to other limited-benefit products. Medicare Supplement provides the greatest amount of health premium, representing 55% of non-Part D health premium in 2009. Because Medicare Supplement products are generally more persistent than the limited-benefit products, Medicare Supplement premium grew to 55% in relative proportion to limited-benefit premium in 2009 compared with 51% for the two prior years.

As previously mentioned under the caption Life Insurance, we have combined selected UA Exclusive Agency Branch Offices with the Liberty National Exclusive Agency. This combination has resulted in this Agency being Torchmark’s largest in terms of health premium income and net sales. In 2009, this Agency represented 46% of all Torchmark non-Part D income health premium at $389 million. The UA Branch has historically been Torchmark’s largest health distributor, marketing limited-benefit health products and Medicare Supplements. Liberty also markets limited-benefit products, concentrating on cancer insurance. In 2009, health premium income of $389 million in the combined Agency declined 18% from prior year premium of $476 million. Premium also fell 10% in 2008 from $528 million. First-year collected premium fell 62% to $33 million in 2009, after declining 36% a year earlier. As noted earlier, increased competition in the health insurance market has caused declines in agent counts particularly in the UA Branch Agency. The decline in agent counts has resulted in decreased new sales, translating into declines in premium. The UA Branch Office net sales for 2009 declined 75% from $72 million in 2008 to $18 million (of which $5 million was for sales of Liberty National products in 2009). In 2008, this Agency’s net sales fell 56%. As discussed under the caption Life Insurance, the UA Branch Office agent count has fallen significantly each year, 45% in 2008 to 1,651 agents and 56% in 2009 to 731 agents. These declines have negatively impacted net sales and premium growth. This effect has been more notable in Torchmark’s health segment as this Agency is a more prominent factor in our health operations. Also discussed under the Life Insurance caption are efforts designed to strengthen this Agency.

Liberty’s health net sales were relatively flat in 2009, but rose 22% to $12 million in 2008 on sales of limited-benefit health products, primarily cancer. Liberty’s net sales as a portion of total non-Part D health net sales rose from 4% in 2007 to 9% in 2008 to 13% in 2009.

The UA Independent Agency is composed of independent agencies appointed with Torchmark whose size range from very large, multi-state organizations down to one-person offices. All of these agents generally sell for a number of insurance companies, of which 1,872 were active producing agents for Torchmark at December 31, 2009. This agency is our largest carrier of Medicare Supplement insurance, with $266 million or 58% of our Medicare Supplement premium income in 2009. This agency’s relative contribution to Torchmark’s total health sales has increased in each of the past three years. Net sales for this Agency rose 14% to $43 million in 2009. Medicare Supplement net sales of $30 million more than doubled in 2009 over net sales of $15 million in 2008 and almost doubled sales of $16 million in 2007. These increases in 2009 were due to increases in group Medicare Supplement sales. Total health premium income for the UA Independent Agency was $326 million in 2009, a 9% decline from 2008 premium of $357 million. Premium income declined 8% in 2008 from 2007. The declines in premium have resulted as new sales have not compensated for lapses.

The American Income Exclusive Agency, also predominantly a life insurance distribution channel, is our third largest health insurance distributor based on 2009 premium collected. Its health plans are comprised of various limited-benefit plans for which approximately 69% of the agency’s 2009 health premium was from accident policies. Sales of the health plans by this agency are generally made in conjunction with a life policy being sold to the same customer.

Health premium at this agency rose 2% in 2009 to $75 million, after having increased 4% to $73 million in 2008. Net health sales were $13 million in 2009, compared with $12 million in 2008 and $11 million in 2007. Net health sales comprised less than 10% of the American Income Agency’s total net sales in 2009.

Direct Response, primarily a life operation, also offers health insurance, which is predominantly Medicare Supplements sold directly to employer or union sponsored groups. In 2009, net health sales were $11 million, comprising approximately 8% of Direct Response’s total life and health net sales. Direct Response health net sales and premium income have risen each year over the prior year. Net sales increased 87% in 2009 and 7% in 2008. Health premium rose 3% in 2009 to $47 million and 7% in 2008.

Medicare Part D.      Torchmark, through its subsidiary United American, began offering insurance coverage under the government’s Medicare Part D plan as of January 1, 2006. The Medicare Part D plan is a stand-alone prescription drug plan for Medicare beneficiaries. Part D is regulated and partially funded by the Centers for Medicare and Medicaid Services (CMS) for participating private insurers like United American, unlike the traditional Medicare program for hospital and doctor services, where CMS is the primary insurer and private Medicare Supplement insurers are secondary insurers. The program generally calls for CMS to pay approximately two thirds of the premium with the insured Medicare beneficiary paying one third of the premium. Total Medicare Part D premium was $184 million in 2009, compared with $176 million in 2008 and $215 million in 2007. Changes in Part D premium generally result from changes in the number of enrollees. Enrollment for all Part D coverages ends on December 31 of the previous year, except for enrollees who reach age 65 in the current year. At December, 2009, United American had approximately 158 thousand enrollees for the 2010 Part D plan, compared with 147 thousand for the 2009 plan year and 158 thousand for the 2008 plan year. Our Medicare Part D product is sold primarily through the Direct Response operation, but is also sold by the UA Independent agency. Part D net sales were $43 million in 2009, compared with $28 million in 2008 and $25 million in 2007. We count only sales to new first-time enrollees in net sales, and the majority of premium income was from previous enrollees.

We believe that the Medicare Part D program is a meaningful component to our health product offerings because of our experience with the senior-age market and with Medicare Supplements, the government assurances with regard to the risk-sharing agreements for participating insurers, the incremental income added to our health insurance margins, and the renewal of the business every year. Due to our experience with service to the senior-age market and the use of our existing Direct Response marketing system, entry to this business required little new investment. However, we do not expect significant growth in the Part D product in the near future, as most Medicare beneficiaries have already chosen a plan. Additionally, as with any government-sponsored program, the possibility of regulatory changes could change the outlook for this market.

The following tables present underwriting margin data for health insurance for each of the last three years.

HEALTH INSURANCE

Summary of Results

(Dollar amounts in thousands)

	2009
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium	$836,616	100%	$183,586	100%	$1,020,202	100%

Policy obligations	528,189	63	151,621	82	679,810	67
Required interest on reserves	(34,243)	(4)	-0-	-0-	(34,243)	(3)

Net policy obligations	493,946	59	151,621	82	645,567	64

Commissions and premium taxes	50,114	6	6,960	4	57,074	5
Amortization of acquisition costs	143,299	17	3,852	2	147,151	14

Total expense	687,359	82	162,433	88	849,792	83

Insurance underwriting income before other income and administrative expenses	$149,257	18%	$21,153	12%	$170,410	17%

	2008
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium**	$951,304	100%	$175,633	100%	$1,126,937	100%

Policy obligations	621,227	65	138,239	79	759,466	67
Required interest on reserves	(32,029)	(3)	-0-	-0-	(32,029)	(3)

Net policy obligations	589,198	62	138,239	79	727,437	64

Commissions and premium taxes	61,996	7	11,252	6	73,248	7
Amortization of acquisition costs	127,160	13	4,381	3	131,541	12

Total expense	778,354	82	153,872	88	932,226	83

Insurance underwriting income before other income and administrative expenses	$172,950	18%	$21,761	12%	$194,711	17%

	2007
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium**	$1,029,539	100%	$214,589	100%	$1,244,128	100%

Policy obligations**	671,158	65	171,274	80	842,432	68
Required interest on reserves	(28,065)	(3)	-0-	-0-	(28,065)	(3)

Net policy obligations	643,093	62	171,274	80	814,367	65

Commissions and premium taxes	70,362	7	13,891	7	84,253	7
Amortization of acquisition costs	131,998	13	5,256	2	137,254	11

Total expense	845,453	82	190,421	89	1,035,874	83

Insurance underwriting income before other income and administrative expenses	$184,086	18%	$24,168	11%	$208,254	17%

*	Health other than Medicare Part D.
**	Total Medicare Part D premium and health premium excludes $7.3 million in 2007 and $2.5 million in 2009 of risk-sharing premium paid to the CMS consistent with the Medicare Part D contract. In 2008, $122 thousand of risk-sharing premium was received, increasing premium. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.

Torchmark’s health insurance underwriting margin before other income and administrative expense declined 12% in 2009 to $170 million. Health margin declined 7% to $195 million in 2008 from $208 million in 2007. As a percentage of premium income, margins were stable in all periods at approximately 17%.

Annuities.    Fixed annuity products are sold on a limited basis by our subsidiaries. Variable annuities were sold prior to 2008 but new sales were discontinued during that year. Annuities represented less than 1% of Torchmark’s 2009 premium revenue and underwriting income. We do not emphasize this segment.

Annuity Deposit Balances

(Dollar amounts in thousands)

	At December 31,
	2009	2008	2007
Fixed	$1,089,298	$954,047	$834,146
Variable*	634,662	625,119	1,208,577

	$1,723,960	$1,579,166	$2,042,723

* Balances in separate accounts

An analysis of underwriting income is as follows.

ANNUITIES

Summary of Results

(Dollar amounts in thousands)

	At December 31,
	2009	2008	2007
Policy charges	$9,718	$14,393	$20,470

Policy obligations	40,948	39,407	28,049
Required interest on reserves	(48,805)	(37,052)	(31,666)

Net policy obligations*	(7,857)	2,355	(3,617)

Commissions and premium taxes	267	141	119
Amortization of acquisition costs	13,912	18,320	14,631

Total expense	6,322	20,816	11,133

Insurance underwriting margin before other income and administrative expense	$3,396	$(6,423)	$9,337

Underwriting income attributable to:
Fixed Annuities	$1,575	$1,448	$1,547
Variable Annuities	1,821	(7,871)	7,790

Insurance underwriting margin before other income and administrative expense	$3,396	$(6,423)	$9,337

*	A significant portion of fixed annuity profitability is derived from the spread of investment income exceeding contractual interest requirements. This spread sometimes results in negative net policy obligations.

Variable annuities generate earnings from periodic policy charges and fees to the account balances, reduced by net policy obligations and acquisition costs. Instability and declines in equity markets over the past two years have had a significant negative effect on the average variable annuity policyholder account balance, especially in 2008, as market volatility has resulted in declines in the value of the underlying investments and caused increased policyholder withdrawals. As noted above, we also withdrew from the variable annuity market in 2008 and no longer market these products. These events have pressured annuity revenues and accordingly underwriting income in 2009 and particularly in 2008.

Underwriting income on our variable business has been recently affected by two major factors other than policy charges. Our products contain guaranteed minimum death benefits providing a minimum death benefit regardless of policyholder account value upon death. For this reason, we provide a reserve for this benefit, the cost of which increases as the policyholder account value declines. Additionally, because of changes in the account balance size, we expect that future revenues and profits will also change accordingly. Therefore, the projections with regard to the deferred acquisition costs associated with this business are revised, resulting in a charge or credit to reflect this revision or “true-up” of the projections. Because equity markets declined significantly in the latter part of 2008, the guaranteed death benefit and the “true-up” related to deferred acquisition costs increased substantially in 2008, from $935 thousand in 2007 to $13.6 million. As a result of the partial recovery of the equity markets in 2009, the charge to underwriting income for the guaranteed death benefit reserve adjustment and “true-up” adjustment was reduced to $1.7 million. The variable annuity business is our only business where revenue and margins are significantly impacted by changes in equity markets.

While the fixed annuity account balance has increased each year over the prior year, policy charges and underwriting income have fluctuated only modestly. The stability in fixed annuity policy charges has resulted as the charges consist of surrender charges and are not based on account size. These charges have remained somewhat level in recent periods. A considerable portion of fixed annuity profitability is derived from the spread of investment income exceeding contractual interest requirements, which can result in negative net policy obligations. In 2009, investment income for fixed annuities increased as a result of the assignment of higher-yielding new investments to this product as older lower-yielding investments matured and rolled off over time. As the income has grown at a greater rate than the fund balance, the spread has widened. The amortization of deferred acquisition costs also rose as these costs are amortized in relation to gross profits.

Administrative expenses.    Operating expenses are included in the Other and Corporate Segments and are classified into two categories: insurance administrative expenses and expenses of the parent company. The following table is an analysis of operating expenses for the three years ended December 31, 2009.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	2009		2008		2007
	Amount	% of Prem.	Amount	% of Prem.	Amount	% of Prem.
Insurance administrative expenses:
Salaries	$73,890	2.7%	$69,134	2.5%	$66,799	2.4%
Other employee costs	27,105	1.0	31,510	1.2	28,709	1.0
Other administrative expense	42,397	1.6	47,835	1.7	44,260	1.6
Legal expense—insurance	8,623	0.3	8,773	0.3	11,513	0.4
Medicare Part D direct administrative expense	2,269	0.1	2,031	0.1	3,271	0.1

Total insurance administrative expenses	154,284	5.7%	159,283	5.8%	154,552	5.5%

Parent company expense	9,590		10,455		9,815
Stock compensation expense	9,860		10,823		8,106
Expenses related to settlement of prior period litigation	-0-		2,522		933
Loss on writedown of Company-occupied property	355		2,129		-0-

Total operating expenses, per Consolidated Statements of Operations	$174,089		$185,212		$173,406

Insurance administrative expenses:
Increase (decrease) over prior year	(3.1)%		3.1%		(.5)%

Total operating expenses:
Increase (decrease) over prior year	(6.0)%		6.8%		2.1%

Insurance administrative expenses declined 3% in 2009, after having risen 3% in 2008. As a percentage of premium, they declined to 5.7% in 2009, after having risen from 5.5% in 2007 to 5.8% in 2008. In 2009, increases in salaries were more than offset by declines in other administrative costs and other employee costs. As a result of the effort to achieve greater consistency in expense classification among our subsidiaries, we deferred $12 million more of deferrable administrative expense to acquisition expense in 2009 compared with 2008. These reductions in administrative expense were partially offset by increases in pension and other employee benefit costs during the period. The additional deferred costs will increase the amortization of acquisition costs in future periods. The 2008 increase was primarily a result of higher salary expenses, pension costs, and other costs such as postage and property taxes. The 2008 increases were partially offset by lower legal expenses and Medicare Part D administrative expense. Management believes that pension cost will stabilize in 2010, because of the partial recovery in financial markets.

Parent company expense was lower in 2009 than in the two prior periods. Included in 2008 and 2007 expenses were charges in the amount of $2.9 million in 2008 and $1.6 million in 2007 for expenses incurred related to potential acquisition bids that were not successful.

As mentioned in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements, we settled litigation in prior periods relating to issues occurring many years ago, but incurred $2.5 million in legal costs in 2008 and $933 thousand in 2007. As previously noted, we do not consider the costs of settling litigation applicable to prior periods to be related to current insurance operations. Stock compensation expense declined in 2009, primarily as a result of the lower stock price caused by the severe market decline in 2009 and the effect it had on values at the time of our annual stock and stock option grants for 2009. Expense related to the new 2009 grants replaced the expense for costlier older grants that became fully vested. Stock compensation expense rose in 2008 because 2008 was the first year after adoption of the accounting rule requiring the expensing of stock options where we had three years of annual employee grants being expensed (2005, 2006 and 2008). The 2004 employee grant was fully vested in 2005 (before adoption) and there was no grant in 2007. New restricted stock grants in each of the three years 2006 through 2008, which generally vest over five years, have also contributed to the increases in 2008 and 2007 stock compensation expense. Management believes that stock compensation expense will increase slightly in 2010. As stated in Note 13—Business Segments in the Notes to Consolidated Financial Statements, management views stock compensation expense as a corporate expense, and therefore treats it as a Parent Company expense. As described in Note 3—Investments under the caption Other-than-temporary impairments, we wrote down certain Company-occupied real estate because it met our criteria as described in that note for other-than-temporary impairment. As a result, we incurred a pretax charge of $2.1 million in 2008 and $355 thousand in 2009 which is included in Operating expenses in the Consolidated Statements of Operations in the respective year.

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

Excess Investment Income.    The following table summarizes Torchmark’s investment income and excess investment income.

Analysis of Excess Investment Income

(Dollar amounts in thousands except for per share data)

	2009	2008	2007
Net investment income	$674,915	$671,495	$648,826
Reclassification of interest amount due to deconsolidation*	(264)	(264)	(264)

Adjusted investment income (per segment analysis)	674,651	671,231	648,562
Interest credited to net insurance policy liabilities:
Interest on reserves	(515,923)	(480,297)	(447,755)
Interest on deferred acquisition costs	208,250	200,172	190,255

Net required	(307,673)	(280,125)	(257,500)
Financing costs	(69,668)	(62,965)	(67,300)

Excess investment income	$297,310	$328,141	$323,762

Excess investment income per diluted share	$3.58	$3.71	$3.38

Mean invested assets (at amortized cost)	$10,698,912	$10,189,576	$9,775,769
Average net insurance policy liabilities**	5,648,165	5,202,279	4,825,883
Average debt and preferred securities (at amortized cost)	1,111,940	945,508	919,936

*	Deconsolidation of trusts liable for Trust Preferred Securities required by accounting guidance. See Note 10—Debt in the Notes to Consolidated Financial Statements.
**	Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

Excess investment income decreased $31 million or 9% in 2009 over the prior year. Excess investment income rose $4 million or 1% in 2008. On a per diluted share basis, 2009 excess investment income declined 4% to $3.58. Share purchases caused the decline in per share excess investment income in 2009 to be less than the decline in total excess investment income and the increase in per share excess investment income to be greater than the increase in total excess investment income in 2007 and 2008. Per share excess investment income increased 10% in 2008 and 7% in 2007.

The largest component of excess investment income is net investment income, which rose 1% to $675 million in 2009. It increased 3.5% to $671 million in 2008 from $649 million in 2007. As presented in the following chart, the growth in net investment income in all periods was not as great as the growth in mean invested assets.

	2009	2008	2007
Growth in net investment income	0.5%	3.5%	3.2%
Growth in mean invested assets (at amortized cost)	5.0	4.2	4.8

One of the primary reasons that investment income has grown at a lower rate than mean invested assets has grown in recent years is that new investments have been made at yield rates lower than the yield rates earned on securities that matured or were otherwise disposed of. Another factor that has contributed to the relatively slower growth rate of investment income is the time lag between the date proceeds from maturities and dispositions are received and the date such proceeds are reinvested. One of the most important factors contributing to the relatively lower growth rate in investment income during 2009 is the fact that, due primarily to uncertainty about liquidity in the financial markets, we held significantly more cash and short term investments during 2009 than we did during 2008 and 2007. Had we not done so, and if short term investment rates had not been much lower during 2009 than in 2008, the growth rate in investment income during 2009 would have been approximately the same as the growth rate in mean assets.

Excess investment income is reduced by interest credited to net insurance policy liabilities and the interest paid on corporate debt. Information about interest credited to policy liabilities is shown in the following table.

Interest Credited to Net Insurance Policy Liabilities

(Dollar amounts in millions)

	Interest Credited	Average Net Insurance Policy Liabilities		Average Crediting Rate
2009
Life and Health	$256.8	$4,670.4		5.50%
Annuity	50.9	977.8		5.20

Total	307.7	5,648.2		5.45
Increase in 2009	10%	9%
2008
Life and Health	$240.8	$4,405.5	*	5.47%
Annuity	39.3	796.8	*	4.93

Total	280.1	5,202.3	*	5.38
Increase in 2008	9%	8	%*
2007
Life and Health	$223.3	$4,125.5	*	5.41%
Annuity	34.2	700.4	*	4.88

Total	257.5	4,825.9	*	5.33
Increase in 2007	8%	7	%*
*	Revised from previously reported to exclude the unrealized gains and losses on deferred acquisition costs.

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

Reconciliation of Interest Expense to Financing Costs

(Amounts in thousands)

	2009	2008	2007
Interest expense per Consolidated Statements of Operations	$69,932	$63,229	$67,564
Reclassification of interest due to deconsolidation(1)	(264)	(264)	(264)

Financing costs	$69,668	$62,965	$67,300

(1)	See Principles of Consolidation in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements for an explanation of deconsolidation.

The table below presents the components of financing costs.

Analysis of Financing Costs

(Amounts in thousands)

	2009	2008	2007
Interest on funded debt	$64,369	$53,412	$53,379
Interest on short-term debt	5,513	9,770	14,127
Other	50	47	58
Reclassification of interest due to deconsolidation	(264)	(264)	(264)

Financing costs	$69,668	$62,965	$67,300

Financing costs rose $7 million or 11% in 2009. They declined $4 million or 6% in 2008. The 2009 increase in financing costs reflects the issuance in June 2009 of $300 million principal amount 9 ¼% Senior Notes due in 2019 and the maturity in August 2009 of $99 million principal amount 8 ¼% Senior Debentures. Short-term interest expense was $4 million lower in 2009, as a result of significantly lower interest rates when compared with 2008. The 2008 decline resulted from a decrease in short-term interest rates during 2008, as well as a 4% decline in our average commercial paper balance for the year to $229 million.

Excess investment income benefits from increases in long-term rates available on new investments and decreases in short-term borrowing rates. Of these two factors, higher investment rates have the greater impact because the amount of cash that we invest is significantly greater than the amount that we borrow at short-term rates.

Investment Acquisitions.    Torchmark’s current investment policy calls for investing almost exclusively in investment-grade fixed maturities generally with long maturities (maturity date more than 20 years after acquisition date) that meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows are generally stable and predictable. If such longer-term securities do not meet our quality and yield objectives, new money is invested short-term, generally with maturities less than five years. During calendar years 2007 through 2009, Torchmark invested almost exclusively in fixed-maturity securities. Investments were primarily made in corporate securities, although some municipal bonds were acquired in 2007 and 2009. There were virtually no below-investment-grade securities acquired and the average rating of investments acquired in each year was A. Investment-grade corporate securities include both bonds and trust-preferred securities (which are classified as redeemable preferred stocks) with a diversity of issuers and industry sectors.

The following table summarizes selected information for fixed-maturity purchases. The effective annual yield shown in the table is the yield calculated to the potential termination date that produces the lowest yield. This date is commonly known as the “worst call date.” Two different average life calculations are shown, average life to the next call date and average life to the maturity date.

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the Year
	2009	2008	2007
Cost of acquisitions:
Investment-grade corporate securities	$1,521.2	$1,031.2	$1,767.8
Tax-exempt municipal securities	-0-	-0-	256.4
Taxable municipal securities	773.1	3.6	-0-
Other investment-grade securities	17.1	56.7	39.4

Total fixed-maturity acquisitions	$2,311.4	$1,091.5	$2,063.6

Effective annual yield (one year compounded*)	6.44%	7.22%	6.78%
Average life (in years, to next call)	16.5	23.1	19.6
Average life (in years to maturity)	21.3	30.9	32.6
Average rating	A	A	A
* Tax-equivalent basis, where the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

We prefer to invest primarily in bonds that are not callable (on other than a make-whole basis) prior to maturity, but we periodically invest some funds in callable bonds when the incremental yield available on such bonds warrants doing so. For investments in callable bonds, the actual life of the investment will depend on whether or not (and if so, when) the issuer calls the investment prior to the maturity date. Given our investments in callable bonds, the actual average life of our investments can not be known at the time of the investment. However, the average life will not be less than the average life to next call and will not exceed the average life to maturity. Data for both of these average life measures is provided in the above chart.

During 2007 and 2008, we invested considerable funds in fixed-maturity securities (bonds, trust preferred securities, and redeemable preferred stocks) with longer scheduled maturity dates, often exceeding 30 years. In virtually all cases, such securities have a scheduled maturity date and are callable many years prior to the scheduled maturity date. Because of the changing investment environment later in 2009, we were able to achieve our yield and quality objectives with investments in securities with somewhat shorter average lives and maturities. As a result, the average life of funds invested during 2009 (to both next call and maturity) was somewhat lower than that of investments during 2007 and 2008.

New cash flow available to us for investment has been affected by issuer calls as a result of the low-interest environment experienced during the past three years, especially 2007. Issuers are more likely to call bonds when rates are low because they often can refinance them at a lower cost. Calls increase funds available for investment, but they can have a negative impact on investment income if the proceeds from the calls are reinvested in bonds that have lower yields than that of the bonds that were called. Issuer calls were $181 million in 2009, $238 million in 2008, and $848 million in 2007. The 2007 level of calls was unusual, and contributed to the significant increase in funds invested in that year. The higher level of acquisitions in 2009 was primarily due to the additional cash flow available from the special sales transactions noted below.

Sales transactions.    As disclosed in Note 3—Investments, the Company sold $758 million of fixed maturities at amortized cost in the third quarter of 2009, including $315 million of below- investment-grade securities. The market value for some of these securities increased significantly during the period to a level where, even though the sales price was less than amortized cost, management determined that better risk-adjusted returns could be achieved by selling rather than continuing to hold the securities. Other securities were sold at prices that produced gains to offset these losses for tax purposes. Due in large part to selling below-investment-grade securities and reinvesting the proceeds in investment-grade securities, below-investment-grade securities as a percentage of total fixed maturities at amortized cost declined from 13% at June 30, 2009 to 8% at December 31, 2009. The reduction in below-investment-grade securities had a positive impact on the risk-based capital position of our insurance subsidiaries.

Portfolio Analysis.    Because Torchmark has recently invested almost exclusively in fixed-maturity securities, the relative percentage of our assets invested in various types of investments varies from industry norms. The following table presents a comparison of Torchmark’s components of invested assets at amortized cost as of December 31, 2009 with the latest industry data.

	Torchmark
	Amount (in millions)%		Industry %(1)
Bonds	$8,736	80%	72%
Preferred stock (redeemable and perpetual)(2)	1,431	13	2
Common stocks	1	0	2
Mortgage loans	16	0	11
Real estate	2	0	1
Policy loans	384	4	4
Other invested assets	33	0	4
Short terms	358	3	4

	$10,961	100	100

(1) Latest data available from the American Council of Life Insurance as of December 31, 2008. (2) Includes redeemable preferred of $1.4 billion or 13% and perpetual preferred of $14 million or 0%.

At December 31, 2009, approximately 93% of our investments at book value were in a diversified fixed-maturity portfolio. Policy loans, which are secured by policy cash values, made up an additional 4%. The remaining balance was comprised of other investments including equity securities, mortgage loans, and other long-term and short-term investments.

Because fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities. An analysis of our fixed-maturity portfolio by component at December 31, 2009 and December 31, 2008 is as follows:

Fixed Maturities by Component

At December 31, 2009

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					Amortized Cost	Fair Value
Corporates	$7,468	$234	$(433)	$7,269	74%	75%
Redeemable preferred stock	1,416	24	(216)	1,224	14	13
Municipals	1,030	5	(30)	1,005	10	11
Government-sponsored enterprises	84	-0-	(6)	78	1	1
Governments & agencies	38	1	-0-	39	-0-	-0-
Residential mortgage-backed securities	20	2	-0-	22	-0-	-0-
Commercial mortgage-backed securities	2	-0-	-0-	2	-0-	-0-
Collateralized debt obligations	55	-0-	(37)	18	1	-0-
Other asset-backed securities	39	1	(1)	39	-0-	-0-

Total fixed maturities	$10,152	$267	$(723)	$9,696	100%	100%

Fixed Maturities by Component

At December 31, 2008

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					Amortized Cost	Fair Value
Corporates	$7,463	$112	$(1,300)	$6,275	78%	80%
Redeemable preferred stock	1,449	8	(444)	1,013	15	13
Municipals	261	1	(45)	217	3	3
Government-sponsored enterprises	202	1	(9)	194	2	3
Governments & agencies	23	2	-0-	25	-0-	-0-
Residential mortgage-backed securities	23	2	-0-	25	-0-	-0-
Commercial mortgage-backed securities	17	-0-	-0-	17	-0-	-0-
Collateralized debt obligations	131	-0-	(117)	14	1	-0-
Other asset-backed securities	41	-0-	(4)	37	1	1

Total fixed maturities	$9,610	$126	$(1,919)	$7,817	100%	100%

At December 31, 2009, fixed maturities had a fair value of $9.7 billion, compared with $7.8 billion at December 31, 2008. Net unrealized losses on fixed maturities declined from $1.8 billion at December 31, 2008 to $456 million at December 31, 2009. Approximately 74% of our fixed maturity assets at December 31, 2009 at amortized cost were corporate bonds and 14% were redeemable preferred stocks. This compares with 78% corporate bonds and 15% redeemable preferred stocks at year end 2008. At December 31, 2009, less than 2% of the assets at amortized cost were residential and commercial mortgage-backed securities, other asset-backed securities, and collateralized debt obligations (CDOs). The $55 million of CDOs at amortized cost made up less than 1% of the assets and are backed primarily by trust preferred securities issued by banks and insurance companies. The $22 million of mortgage-backed securities are rated AAA. For more information about our fixed-maturity portfolio by component at December 31, 2009 and 2008, including an analysis of unrealized investment losses and a schedule of maturities, see Note 3—Investments in the Notes to Consolidated Financial Statements.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At December 31, 2009	At December 31, 2008
Average annual effective yield (1)	6.81%	6.98%
Average life, in years, to:
Next call (2)	15.3	15.2
Maturity (2)	21.8	21.6
Effective duration to:
Next call (2), (3)	8.2	6.9
Maturity (2), (3)	10.1	8.8
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

The increase in effective duration during 2009 was due in large part to significantly lower discount rates implied by the increase in the market value of the portfolio, which increases sensitivity to changes in rates.

Credit Risk Sensitivity.    Credit risk is the level of certainty that a security’s issuer will maintain its ability to honor the terms of that security until maturity. Approximately 89% of our fixed-maturity holdings at book value are in corporate securities (including redeemable preferred and asset-backed securities). As we continue to invest in corporate bonds with relatively long maturities, credit risk is a concern. We mitigate this ongoing risk, in part, by acquiring investment-grade bonds and by analyzing the financial fundamentals of each prospective issuer. We continue to monitor the status of issuers on an ongoing basis. We also seek to reduce credit risk by maintaining investments in a large number of issuers over a wide range of industry sectors.

The following table presents the relative percentage of our fixed maturities by industry sector at December 31, 2009.

Fixed Maturities by Sector At December 31, 2009 (Dollar amounts in millions)
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					At Amortized Cost	At Fair Value
Financial - Life/Health/PC Insurance	$1,759	$19	$(251)	$1,527	17%	16%
Financial - Bank	1,580	25	(173)	1,432	16	15
Financial - Financial Guarantor	87	1	(46)	42	1	-0-
Financial - Mortgage Insurer	5	-0-	-0-	5	-0-	-0-
Financial - Insurance Broker	50	-0-	(5)	45	1	-0-
Financial - Other	301	7	(46)	262	3	3
Utilities	1,454	58	(20)	1,492	14	15
Energy	954	43	(12)	985	10	10
Consumer Non-cyclical	529	22	(15)	536	5	6
Consumer Cyclical	321	9	(27)	303	3	3
Communications	527	14	(25)	516	5	5
Basic Materials	635	14	(18)	631	6	7
Transportation	209	12	(4)	217	2	2
Other Industrials	455	17	(8)	464	4	5
Collateralized debt obligations	55	-0-	(37)	18	1	-0-
Mortgage-backed securities	22	2	-0-	24	-0-	-0-
Government	1,152	6	(36)	1,122	11	12
Technology	57	18	-0-	75	1	1

Total fixed maturities	$10,152	$267	$(723)	$9,696	100%	100%

At December 31, 2009, approximately 38% of the fixed maturity assets at amortized cost (34% at fair value) were in the financial sector, including 17% in life and health or property casualty insurance companies and 16% in banks at amortized cost. Financial guarantors, mortgage insurers, and insurance brokers comprised approximately 2% of the portfolio. After financials, the next largest sector was utilities, which comprised 14% of the portfolio at amortized cost. The balance of the portfolio is spread among 266 issuers in a wide variety of sectors. As previously noted, gross unrealized losses were $723 million at December 31, 2009, declining from $1.9 billion a year earlier. Approximately 60% of the decrease in net unrealized loss was attributable to improvements in valuations in non-financial sectors since year-end 2008 and 40% was due to a partial recovery in the net unrealized loss position of our financial holdings. As discussed in Note 3—Investments, we believe much of the unrealized losses in recent periods were attributable to illiquidity in the financial markets. We expect to recover the full book value of our investments in impaired securities.

As shown in the table above, the ratio of gross unrealized losses to book value was greater than 50% for our investments in CDOs and the financial guarantor/mortgage insurer (monoline insurer) sectors. We evaluated each of the impaired securities in these and all other sectors to determine whether or not any of the impairments were other-than-temporary. Certain information about our evaluation of the impaired securities in the CDO and monoline insurer sectors is provided in the following paragraphs.

At December 31, 2009, we held investments in five different CDOs. In our opinion, our investments in four of these CDOs ($34 million amortized cost and $13 million fair value) were other-than-temporarily impaired and our investment in one CDO ($21 million amortized cost and $5 million fair value) was not other-than-temporarily impaired. In reaching this conclusion, we reviewed and discussed with the collateral managers for each of these CDOs the current status of the collateral underlying our investments, the credit events (defaults and deferrals in underlying collateral) experienced to date, and the possibility of future credit events. We calculated expected future cash flows using assumptions for expected future credit events that reflect actual historical experience and expected future experience. We reviewed the actual versus expected cash flows received to date and the impact that potential future credit events would have on our expected future cash flows. We calculated the magnitude of future credit events that could be experienced without negatively impacting the recovery of our investment and our expected yield rate. While there is a possibility that future credit events will exceed our current expectations, we believe there is ample evidence to support our conclusions.

Also at December 31, 2009, we held investments issued by five different monoline insurers. In our opinion, our investments in three of these monoline insurers ($9 million amortized cost and $10 million fair value) were other-than-temporarily impaired and our investments in two monoline insurers ($83 million amortized cost and $37 million fair value) were not other-than-temporarily impaired. We collected and analyzed a significant amount of information to form opinions about the reasons for the severity of our impairments, including the illiquidity of some of our holdings (and its impact on fair values), the expected future experience in the mortgage market, and the reasonable expectation of the receipt of all future contractual interest and principal payments for these investments. We reviewed news and information about the economy and the mortgage market in general and about the issuers of our investments. We reviewed and analyzed financial statements and had discussions with sell-side and independent credit analysts who follow this sector, certain regulators, and members of the management teams of some of the issuers of our investments. While there is a possibility that future experience in the mortgage markets will differ from our current expectations, we believe there is ample evidence to support our conclusions.

At December 31, 2009, our internal rating for a security was determined as the average of the security’s rating from four nationally recognized rating agencies. The ratings from each agency are evenly weighted when calculating the average, and the average is rounded to the nearest rating when it is between two ratings. In prior years, the average was rounded down to the next lower rating when it was between two ratings. The ratings methodology was changed in 2009 to more accurately reflect the average ratings of the securities and to make ratings by category be more consistent with the statutory ratings which are instrumental in determining the regulatory required capital for our insurance subsidiaries. Under the new rating methodology, below-investment-grade bonds would have been 6% of the fixed-maturity portfolio at December 31, 2008 at amortized cost, compared with 7% based on the prior rating methodology.

An analysis of the fixed-maturity portfolio by a composite rating at December 31, 2009 is shown in the table below.

Fixed Maturities by Rating

At December 31, 2009

(Dollar amounts in millions)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$373	4	$363	4
AA	1,114	11	1,114	12
A	3,002	30	2,997	31
BBB+	1,800	18	1,771	18
BBB	1,871	18	1,806	18
BBB-	1,168	11	1,061	11

Investment grade	9,328	92	9,112	94

Below investment grade:
BB	475	5	352	4
B	214	2	154	1
Below B	135	1	78	1

Below investment grade	824	8	584	6

	$10,152	100%	$9,696	100%

The portfolio has a weighted average quality rating of BBB+ based on amortized cost. Approximately 92% of the portfolio at amortized cost was considered investment grade. Our investment portfolio contains no securities backed by sub-prime or Alt-A mortgages (loans for which some of the typical documentation was not provided by the borrower). We have no direct investments in residential mortgages, nor do we have any counterparty risks as we are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending. There are no off-balance sheet investments, as all investments are reported on our Consolidated Balance Sheets. At December 31, 2009, we had $18 million at fair value ($55 million book value) invested in CDOs, for which the composite rating at that date was CC. The collateral underlying these CDOs is primarily trust preferred securities issued by banks and insurance companies, but no sub-prime or Alt-A mortgages are included in the collateral.

Our current investment policy is to acquire only investment-grade obligations. Thus, any increases in below investment-grade issues are a result of ratings downgrades of existing holdings.

Market Risk Sensitivity.    Torchmark’s financial securities are exposed to interest rate risk, meaning the effect of changes in financial market interest rates on the current fair value of the company’s investment portfolio. Since 93% of the book value of our investments is attributable to fixed-maturity investments (and virtually all of these investments are fixed-rate investments), the portfolio is highly subject to market risk. Declines in market interest rates generally result in the fair value of the investment portfolio exceeding the book value of the portfolio and increases in interest rates cause the fair value to decline below the book value. Under normal market conditions, we do not expect to realize these unrealized gains and losses because it is generally our investment strategy to hold these investments to maturity. The long-term nature of our insurance policy liabilities and strong cash-flow operating position substantially mitigate any future need to liquidate portions of the portfolio. The increase or decrease in the fair value of insurance liabilities and debt due to increases or decreases in market interest rates largely offset the impact of rates on the investment portfolio. However, in accordance with GAAP, these liabilities are not marked to market.

The following table illustrates the market risk sensitivity of our interest-rate sensitive fixed-maturity portfolio at December 31, 2009 and 2008. This table measures the effect of a change in interest rates (as represented by the U.S. Treasury curve) on the fair value of the fixed-maturity portfolio. The data measures the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

	Market Value of Fixed-Maturity Portfolio ($ millions)
Change in Interest Rates (in basis points)	At December 31, 2009	At December 31, 2008
-200	$11,919	$9,348
-100	10,719	8,522
0	9,696	7,817
100	8,819	7,198
200	8,061	6,664

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

The following table summarizes our tax-effected realized gains (losses) by component for each of the years in the three-year period ended December 31, 2009.

Analysis of Realized Gains (Losses), Net of Tax

(Dollar amounts in thousands, except for per share data)

	Year Ended December 31,
	2009		2008		2007
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Fixed maturities and equities:
Sales	$10,940	$0.13	$(371)	$-0-	$(3,431)	$(.04)
Called or tendered	1,989	0.02	(865)	(.01)	11,223	.12
Writedowns*	(105,467)	(1.27)	(68,907)	(.78)	(7,298)	(.08)
Real estate:
Sales	(83)	-0-	1,160	.01	776	.01
Writedowns*	(133)	-0-	(718)	(.01)	-0-	-0-
Loss on redemption of debt	(1)	-0-	-0-	-0-	-0-	-0-
Other	(499)	-0-	(177)	-0-	507	.01

Total	$(93,254)	$(1.12)	$(69,878)	$(.79)	$1,777	$.02

*	Written down due to other-than-temporary impairment.

As described in Note 3—Investments under the caption Other-than temporary impairments in the Notes to Consolidated Financial Statements, we wrote certain securities down to fair value during each year 2007 through 2009 as a result of other-than-temporary impairment. The impaired securities met our criteria for other-than-temporary impairment as discussed in Note 3 and in our Critical Accounting Policies in this report. The writedowns resulted in pretax charges of $160 million in 2009 ($105 million after tax), $106 million in 2008 ($69 million after tax), and $11 million in 2007 ($7 million after tax). The 2009 charge included $83 million on CDOs ($55 million after tax) and $36 million on monoline financial guarantors and mortgage insurers ($23 million after tax). The remaining writedowns in 2009 were from losses on a variety of corporate bonds. In 2008, the significant bonds written down were Lehman Brothers bonds of $74 million pretax ($48 million after tax) and Washington Mutual bonds of $19 million pretax ($12 million after tax). Other writedowns in 2008 included perpetual preferred stocks of Federal National Mortgage Association and certain non-financial securities. Impairment losses on fixed maturities in 2007 were related to non-financial institution holdings.

Additionally, as described in Note 3, we wrote down a real estate investment to fair value in 2008, resulting in a loss of $1.1 million ($718 thousand after tax). We wrote down an additional $205 thousand ($133 thousand after tax) in 2009 on this investment.

FINANCIAL CONDITION

Liquidity.    Liquidity provides Torchmark with the ability to meet on demand the cash commitments required by its business operations and financial obligations. Our liquidity is primarily derived from three sources: positive cash flow from operations, a portfolio of marketable securities, and a line of credit facility.

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

Parent Company Liquidity.    An important source of cash flow to the parent company is dividends paid by the insurance subsidiaries noted above. These dividends are used to pay Parent Company dividends on common and preferred stock, interest and principal repayments on Parent Company debt, and operating expenses of the Parent. In 2009, $355 million in dividends were paid to the Parent Company, as compared with $404 million in 2008 and $458 million in 2007. After paying debt obligations, shareholder dividends, and other expenses (but before share repurchases), Torchmark Parent had excess operating cash flow in 2009 of approximately $281 million. Parent Company cash flow in excess of its operating requirements is available for other corporate purposes, such as strategic acquisitions or share repurchases. In 2010, it is expected that the Parent Company will receive $360 million in dividends from subsidiaries and that approximately $270 million will be available as excess cash flow. Certain restrictions exist on the payment of these dividends. For more information on the restrictions on the payment of dividends by subsidiaries, see the restrictions section of Note 11—Shareholders’ Equity in the Notes to Consolidated Financial Statements. Although these restrictions exist, dividend availability from subsidiaries historically has been sufficient for the cash flow needs of the Parent Company.

An additional source of parent company liquidity is a line of credit facility with a group of lenders which allows unsecured borrowings and stand-by letters of credit up to $600 million. As of December 31, 2009, we had available $167 million under this facility. For a detailed discussion of this line of credit facility, see the Commercial Paper section of Note 10—Debt in the Notes to Consolidated Financial Statements.

During the first half of 2009 until early June, Torchmark qualified for and participated in the Commercial Paper Funding Facility (CPFF), a facility created by the Federal Reserve Board to purchase commercial paper from eligible issuers. One condition of participation was that we maintain our commercial paper credit ratings. As of June 5, 2009, one agency downgraded our commercial paper facility by one notch. As a result, we no longer qualified to issue commercial paper in the CPFF after that date. However, the Company has been able to issue commercial paper in the public market since that time at a considerably lower cost than through the government program. We issued over one billion dollars of commercial paper during the second half of 2009 at an average yield of 0.6%, compared with an average yield of 1.7% during the first half of 2009 which was primarily issued under the CPFF. The downgrade has not had an impact on our ability to access public commercial paper markets.

In summary, Torchmark expects to have readily available funds for 2010 and the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries through internally generated cash flow and the credit facility. In the unlikely event that more liquidity is needed, the Company could generate additional funds through multiple sources including, but not limited to, the issuance of additional debt, a short-term credit facility, and intercompany borrowing.

Consolidated Liquidity. Consolidated net cash inflows provided from operations were $976 million in 2009, compared with $731 million in 2008, and $850 million in 2007. In addition to cash inflows from operations, our companies have received $243 million in investment calls and tenders and $518 million of scheduled maturities or repayments during 2009. Maturities, tenders, and calls totaled $581 million in 2008 and $1.3 billion in 2007.

Our cash and short-term investments were $590 million at year-end 2009 and $177 million at year-end 2008. Additionally, we have a portfolio of marketable fixed and equity securities that are available for sale in the event of an unexpected need. These securities had a fair value of $9.7 billion at December 31, 2009. However, our strong cash flows from operations, investment maturities, and credit line availability make any need to sell securities for liquidity unlikely.

Off-Balance Sheet Arrangements.    As fully described and discussed in Note 10—Debt in the Notes to the Consolidated Financial Statements and under the subcaption Funded Debt, Torchmark had outstanding $120 million (par amount) 7.1% Trust Preferred Securities at both December 31, 2009 and 2008. The capital trust liable for these securities is the legal entity which is responsible for the securities and facilitates the payment of dividends to shareholders. The trust is an off-balance sheet arrangement which we are required to deconsolidate in accordance with GAAP rules. Deconsolidation is required because the capital trust is considered to be a variable interest entity in which we have no variable interest. Therefore Torchmark is not the primary beneficiary of the entity, even though we own all of the entity’s voting equity and have guaranteed the entity’s performance. While these liabilities are not on our Consolidated Balance Sheets, they are represented by Torchmark’s 7.1% Junior Subordinated Debentures due to the trust. These Junior Subordinated Debentures were a Torchmark liability of $124 million par and book value at both December 31, 2009 and 2008. These securities are indicated as a capital resource to us under the caption Capital Resources in this report. The 7.1% preferred dividends due to the preferred shareholders are funded by our 7.1% interest payment on our debt to the trusts. As described in Note 14—Commitments and Contingencies in the Notes to Consolidated Financial Statements, we have guaranteed the performance of the capital trust to meet its financial obligations to the Trust Preferred shareholders.

As a part of its above-mentioned credit facility, Torchmark has outstanding $200 million in stand-by letters of credit. However, these letters are issued among our subsidiaries and have no impact on company obligations as a whole.

As of December 31, 2009, we had no other significant unconsolidated affiliates and no guarantees of the obligations of third-party entities other than as described above. All of our guarantees, other than the Trust Preferred guarantee, were guarantees of the performance of consolidated subsidiaries, as disclosed in Note 14—Commitments and Contingencies.

The following table presents information about future payments under our contractual obligations for the selected periods as of December 31, 2009.

(Amounts in millions)

	Actual Liability	Total Payments	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Fixed and determinable:
Debt—principal(1)	$1,153	$1,167	$233	$-0-	$94	$840
Debt—interest(2)	7	886	73	145	136	532
Capital leases	-0-	-0-	-0-	-0-	-0-	-0-
Operating leases	-0-	17	4	5	3	5
Purchase obligations	38	38	28	10	-0-	-0-
Pension obligations(3)	30	151	12	25	28	86
Uncertain tax positions(4)	4	4	-0-	-0-	4	-0-
Future insurance obligations(5)	9,140	41,367	1,340	2,545	2,443	35,039

Total	$10,372	$43,630	$1,690	$2,730	$2,708	$36,502

(1)	Funded debt is itemized in Note 10—Debt in the Notes to Consolidated Financial Statements and includes short-term commercial paper.
(2)	Interest on debt is based on our fixed contractual obligations.
(3)	Pension obligations are primarily liabilities in trust funds that are calculated in accordance with the terms of the pension plans. They are offset by invested assets in the trusts, which are funded through periodic contributions by Torchmark in a manner which will provide for the settlement of the obligations as they become due. Therefore, our obligations are offset by those assets when reported on Torchmark’s Consolidated Balance Sheets. At December 31, 2009, these pension obligations were $242 million, but there were also assets of $212 million in the pension entities. The schedule of pension benefit payments covers ten years and is based on the same assumptions used to measure the pension obligations, except there is no interest assumption because the payments are undiscounted. Please refer to Note 9—Postretirement Benefits in the Notes to Consolidated Financial Statements for more information on pension obligations.
(4)	Uncertain tax positions do not include $200 thousand of accrued interest. See Note 8—Income Taxes in the Notes to Consolidated Financial Statements for more information.
(5)	Future insurance obligations consist primarily of estimated future contingent benefit payments on policies in force and separate account obligations at December 31, 2009. These estimated payments were computed using assumptions for future mortality, morbidity and persistency. The actual amount and timing of such payments may differ significantly from the estimated amounts shown. Management believes that the assets supporting the liability of $9.1 billion at December 31, 2009, along with future premiums and investment income, will be sufficient to fund all future insurance obligations.

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

The carrying value of the funded debt was $920 million at December 31, 2009, compared with $722 million a year earlier. Our 8 1/4 % Senior Debentures matured and were repaid in August, 2009 at a redemption amount of $99 million plus accrued interest. At year end 2008, they were classified as short-term debt because they were due within a year. As a result, reported long-term debt at December 31, 2008 was $499 million.

As fully explained in Note 10—Debt in the Notes to Consolidated Financial Statements, in June of 2009 we issued $300 million principal amount of 9¼% Senior Notes due in 2019 for proceeds of $296 million. As noted above, a portion of these proceeds were used to repay the $99 million due upon the August, 2009 maturity of our 8¼% Senior Debentures. Of the $197 million balance of the proceeds, $175 million was contributed to our insurance subsidiaries in 2009. The subsidiaries then in turn invested these funds in investment-grade corporate bonds and municipal bonds. The capital contributions were made as a result of our desire to maintain subsidiary regulatory capital at levels adequate to meet the requirements of rating agencies.

Poor economic conditions experienced during 2009 caused the ratings of many bonds in our insurance subsidiaries’ portfolios to be downgraded and have also resulted in increased other-than-

temporary impairments taken. Because of the large volume of ratings downgrades and impairments, these items have had a significant negative effect on the subsidiaries’ regulatory capital. The subsidiaries generally target a capital ratio of at least 300% of required regulatory capital under Risk-Based Capital (RBC), a formula designed by insurance regulatory authorities to monitor the adequacy of capital. The 300% target is considered sufficient for the subsidiaries because of their strong reliable cash flows, the relatively low risk of their product mix, and because that ratio is in line with rating agency expectations for Torchmark. RBC has been favorably impacted by these capital contributions and the sales of below-investment-grade securities discussed under the caption Investments—Sales Transactions in this report. At December 31, 2009, our insurance subsidiaries in the aggregate had RBC ratios in excess of 350%. Should we experience additional impairments and ratings downgrades in the future and the ratio falls below 300%, management could utilize cash on hand at the Parent Company to make additional contributions as necessary to maintain the ratios at or above 300%.

Due to its strong liquidity and capital position, Torchmark has no intent at this point in time to issue equity, and, in fact, has recently declared an increase in its dividend on it common stock from $.14 to $.15 per share each quarter. As noted under the caption Highlights in this report, we suspended our share repurchase program indefinitely in March, 2009 due to general economic conditions at that time. Reactivation of this program is subject to Board approval. No share purchases have been made since March, 2009. However, we did acquire 2 million shares at a cost of $47 million ($22.78 per share) in the first quarter of 2009 under the program. Share purchases in 2008 and 2007 were more significant, as we acquired 8 million shares for $427 million in 2008 and 6 million shares in 2007 for $402 million under the program. Please refer to the description of our share repurchase program under the caption Highlights in this report.

Shareholders’ equity was $3.4 billion at December 31, 2009, compared with $2.2 billion at December 31, 2008. During the twelve months since December 31, 2008, shareholders’ equity was reduced by the $47 million in share purchases but has been increased by a reduction of $819 million of net unrealized losses after tax in the fixed maturity portfolio as conditions in financial markets have improved. As explained in Note 3—Investments—unrealized loss analysis, unrealized losses in 2008 and early 2009 have resulted primarily from illiquidity in the financial markets in recent periods as a result of general economic conditions.

We plan to use excess cash as efficiently as possible in the future but we will be cautious in doing so. Excess cash flow could be used for share repurchases, acquisitions, increases in shareholder dividends, investment in fixed maturities, or repayment of short-term debt. We will determine the best use of excess cash after ensuring that desired capital levels are maintained in our companies. As mentioned previously, our share repurchase program was suspended in the first quarter of 2009 due to general economic conditions at the time. The program could be resumed with approval by the Board of Directors if share repurchases are determined to be the best use of excess cash.

Historically, management has felt that share purchases have been beneficial to the Company. We believe that Torchmark share purchases at favorable prices add incrementally to per share earnings and to return on equity, and are an excellent way to increase total shareholder value. As noted earlier in this report, we acquired over 2 million shares at a cost of $47 million in 2009 with excess cash flow. In 2008, a much more significant purchase of 7.6 million shares at a cost of $427 million was made. In 2008, if the free cash flow used for the repurchase of our common stock had alternatively been invested in corporate bonds, an estimated $11 million of additional investment income, after tax, would have resulted and net income per diluted share would have declined 9% to $4.99. Because share purchases were made, actual net income per share was $5.11, a lesser decline of 7%. The majority of purchased shares are retired each year.

We maintain a significant available-for-sale fixed-maturity portfolio to support our insurance policyholders’ liabilities. Current accounting guidance requires that we revalue our portfolio to fair market value at the end of each accounting period. The period-to-period changes in fair value, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity. Changes in the fair value of the portfolio can result from changes in interest rates and liquidity in financial markets. While invested assets are revalued, accounting rules do not permit interest-bearing insurance policy liabilities to be valued at fair value in a consistent manner as assets, with changes in value applied directly to shareholders’ equity. Due to the size of our policy liabilities in relation to our shareholders’ equity, this inconsistency in measurement usually has a material impact on the reported value of shareholders’ equity. If these liabilities were revalued in the same manner as the assets, the effect on equity would be largely offset. Fluctuations in interest rates cause undue volatility in the period-to-period presentation of our shareholders’ equity, capital structure, and financial ratios which would be essentially removed if interest-bearing liabilities were valued in the same manner as assets. More recently, the market value of our fixed maturity portfolio has been depressed as a result of bond market illiquidity resulting in a significant decrease in shareholders’ equity. Because of the long-term nature of our fixed maturities and liabilities and the strong cash flows generated by our insurance subsidiaries, we have the intent and ability to hold our securities to maturity. As such, we do not expect to incur losses due to fluctuations in market value of fixed maturities caused by interest rate changes and temporarily illiquid markets. Accordingly, our management, credit rating agencies, lenders, many industry analysts, and certain other financial statement users prefer to remove the effect of this accounting rule when analyzing our balance sheet, capital structure, and financial ratios.

The following tables present selected data related to our capital resources. Additionally, the tables present the effect of this accounting guidance on relevant line items, so that investors and other financial statement users may determine its impact on Torchmark’s capital structure.

Selected Financial Data

	At December 31, 2009		At December 31, 2008		At December 31, 2007
	GAAP	Effect of Accounting Rule Requiring Revaluation*	GAAP	Effect of Accounting Rule Requiring Revaluation*	GAAP	Effect of Accounting Rule Requiring Revaluation*
Fixed maturities (millions)	$9,696	$(456)	$7,817	$(1,793)	$9,226	$(103)
Deferred acquisition costs (millions)	3,457	28	3,395	107	3,159	8
Total assets (millions)	16,024	(428)	13,529	(1,685)	15,241	(95)
Short-term debt (millions)	233	-0-	404	-0-	202	-0-
Long-term debt (millions) **	920	-0-	623	-0-	722	-0-
Shareholders’ equity (millions)	3,399	(278)	2,223	(1,095)	3,325	(62)

Book value per diluted share	40.87	(3.35)	26.24	(12.93)	35.60	(.66)
Debt to capitalization ***	25.3%	1.5%	31.6%	8.0%	21.7%	.3%

Diluted shares outstanding (thousands)	83,159		84,708		93,383
Actual shares outstanding (thousands)	82,841		84,708		92,175

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item
**	Includes Torchmark’s 7.1% Junior Subordinated Debentures in 2009, 2008, and 2007 in the amount of $124 million.
***	Torchmark’s debt covenants require that the effect of the accounting rule requiring revaluation be removed to determine this ratio.

Effective in 2008, the FASB issued new guidance, offering an option which, if elected, would permit us to value our interest-bearing policy liabilities and debt at fair value in our Consolidated Balance Sheets. However, unlike current accounting rules which permit us to account for changes in our available-for-sale bond portfolio through other comprehensive income, the new rule requires such changes to be recorded in earnings. Because both the size and duration of the investment portfolio do not match those attributes of our policyholder liabilities and debt, the impact on earnings could be very significant and volatile, causing reported earnings not to be reflective of core results. Therefore, we have not elected this option.

As discussed earlier in this report, the fixed maturity portfolio incurred $1.8 billion in net unrealized investment losses in 2008 ($1.1 billion after tax and adjustments of deferred acquisition costs). These unrealized losses are believed by management to have been brought on by widening credit spreads in financial markets, and were the primary factor in the decline in our shareholders’ equity in 2008. In 2009, as conditions in financial markets have begun to improve, unrealized losses have declined $1.3 billion

($.9 billion after tax). Torchmark’s ratio of earnings before interest and taxes to interest requirements (times interest earned) was 9.7 times in 2009, compared with 11.5 times in 2008 and 12.8 times in 2007. A discussion of our interest expense is included in the discussion of financing costs under the caption Investments in this report.

Credit Ratings.    The credit quality of Torchmark’s debt instruments and capital securities are rated by various rating agencies. In 2008, Moody’s affirmed our credit ratings. In 2009, however, they modified their outlook on our Senior Debt from stable to negative. They cited their expectation of rising asset losses as well as tighter liquidity and reduced financial flexibility. In 2008, Standard & Poor’s affirmed all credit ratings on Torchmark and its subsidiaries. However, it revised its outlook to negative from stable for the Company. Standard & Poor’s cited our increased risk within our investment portfolio which had experienced significant unrealized losses concentrated in the financial sector. They also noted that our share repurchase program has reduced our capitalization, but that we were still well within a level adequate to support their rating. During 2007, Standard & Poor’s lowered its credit rating on Torchmark’s outstanding debt from A+ to A, and lowered the rating of its preferred stock from A- to BBB+. The credit rating change was attributed to weaker agent productivity, recruiting, and retention, as well as changes in direct response strategy, all of which have contributed to lower new sales. During 2009, A.M. Best affirmed our funded debt rating at a-, but downgraded our preferred stock from bbb+ to bbb. They also revised their outlook to negative on the funded debt. Also in 2009, Fitch downgraded our Senior Debt from A to BBB+ (two notches), our preferred stock from A- to BBB (two notches), and our commercial paper from F1 to F2 (one notch). Fitch stated that the downgrades were a result of the weakness in the statutory capital position of Torchmark’s insurance subsidiaries brought on by the ratings downgrades of fixed maturity securities held in the subsidiaries’ investment portfolios. They also expressed concern with the level of intercompany financing by the Parent Company from the subsidiaries, the ongoing exposure to financial market turmoil, and the expectation of continued investment deterioration going forward. Fitch had previously revised its outlook to negative from stable in 2008 and maintained the negative outlook in 2009. The chart below presents Torchmark’s credit ratings as of December 31, 2009.

	Standard & Poor’s	Fitch	Moody’s	A.M. Best
Commercial Paper	A-1	F-2	P-2	AMB-1
Funded Debt	A	BBB+	Baa1	a-
Preferred Stock	BBB+	BBB	Baa2	bbb

In January, 2010, Fitch further downgraded our preferred stock one notch to BBB-. At that time, Fitch downgraded over 200 hybrid securities issued by insurance industry entities, as their assessments of these securities in our industry changed.

The financial strength of our major insurance subsidiaries are also rated by Standard & Poor’s and A.M. Best. In 2009, A.M. Best affirmed the ratings of our insurance subsidiaries. In 2007, Standard & Poor’s lowered its financial strength rating of United Investors to A from A+ and the ratings of Liberty, Globe, United American and American Income from AA to AA-, as a result of an expected lag in new business sales in the short term. The following chart presents these ratings for our five largest insurance subsidiaries at December 31, 2009.

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

NEW UNADOPTED ACCOUNTING RULES

The FASB has issued new accounting guidance potentially applicable to Torchmark, effective in future periods:

Transfers of Financial Assets:    This guidance, effective for Torchmark as of January 1, 2010, amends previous guidance concerning transfers of financial assets to disallow the use of qualifying special purpose entities. Such entities are required to be evaluated for consolidation. Torchmark has no such entities and does not expect any impact from adoption.

Variable Interest Entities:    This new guidance, effective for Torchmark as of January 1, 2010, amends previous guidance concerning variable interest entities, modifying the determination of the primary beneficiary, and requiring ongoing assessment of primary beneficiary status of the variable interest entity for consolidation purposes. At present, the adoption of this guidance will have no effect on Torchmark. While the trust that holds Torchmark’s 7.1% Trust Preferred Securities is a variable interest entity, and Torchmark has 100% voting control, Torchmark is not the primary beneficiary. Therefore, we will not consolidate the trust under the new guidance, following the same treatment as in current practice.

Fair Value Disclosures:    New guidance has been issued concerning disclosures about the fair value of financial assets. This guidance will require us to separately disclose transfers in and out of Level 1 and Level 2 in the fair value hierarchy as we currently only disclose transfers in and out of Level 3. The point at which the transfer is recognized must be disclosed. All purchases, sales, issuances, and settlements of Level 3 assets must be reported on a gross basis, contrary to our previous permitted practice of reporting on a net basis. A more detailed disclosure of classes of investments will be required, although Torchmark currently complies with the required level of detail. Valuation techniques for Level 2 and Level 3 assets must be fully disclosed. The new guidance will be effective for Torchmark beginning January 1, 2010, except for the detail breakout (gross up) of Level 3 assets which is effective beginning January 1, 2011. Prior period comparisons are not required in the initial adoption periods. Early adoption is permitted.

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

Approximately 72% of our liabilities for future policy benefits at December 31, 2009 were traditional insurance liabilities whereby the liability is determined as the present value of future benefits less the present value of the portion of the gross premium required to pay for such benefits. The assumptions used in estimating the future benefits for this portion of business are set at the time of contract issue. These assumptions are “locked in” and are not revised for the lifetime of the contracts, except where there is a premium deficiency, as defined in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements under the caption Future Policy Benefits. Otherwise, variability in the accrual of policy reserve liabilities after policy issuance is caused only by variability of the inventory of in force policies. A premium deficiency event for Torchmark’s traditional business is very rare, and did not occur during the three years ended December 31, 2009.

The remaining portion of liabilities for future policy benefits pertains to business accounted for as deposit business, whereby the recorded liability is the fund balance attributable to the benefit of policyholders as determined by the policy contract at the financial statement date. Accordingly, there are no assumptions used to determine the future policy benefit liability for deposit business.

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

Approximately 95% of our recorded amounts for deferred acquisition costs at December 31, 2009 were related to traditional products and are being amortized over the premium-paying period in proportion to the present value of actual historic and estimated future gross premiums. The projection assumptions for this business are set at the time of contract issue. These assumptions are “locked-in” at that time and, except where there is a loss recognition issue, are not revised for the lifetime of the contracts. Absent a premium deficiency, variability in amortization after policy issuance is caused only by variability in premium volume. We have not recorded a deferred acquisition cost loss recognition event for assets related to this business for any period in the three years ended December 31, 2009.

The remaining portion of deferred acquisition costs pertain to deposit business for which deferred acquisition costs are amortized over the estimated lives of the contracts in proportion to actual and estimated future gross profits. These contracts are not subject to lock-in. The assumptions must be updated when actual experience or other evidence suggests that earlier estimates should be revised. With the exception of variable annuities, as discussed earlier in this report, revisions related to our deposit business assets have not had a material impact on the amortization of deferred acquisition costs during the three years ended December 31, 2009. The variable annuity block could sustain further increases in the level of amortization if equity markets were to decline. Amortization for deposit business is not expected to have a material impact on operations for the foreseeable future.

Policy Claims and Other Benefits Payable.    This liability consists of known benefits currently payable and an estimate of claims that have been incurred but not yet reported to us. The estimate of unreported claims is based on prior experience and is made after careful evaluation of all information available to us. However, the factors upon which these estimates are based can be subject to change from historical patterns. Factors involved include the litigation environment, regulatory mandates, and the introduction of policy types for which claim patterns are not well established, and medical trend rates and medical cost inflation as they affect our health claims. Changes in these estimates, if any, are reflected in the earnings of the period in which the adjustment is made. We believe that the estimates used to produce the liability for claims and other benefits, including the estimate of unsubmitted claims, are the most appropriate under the circumstances. However, there is no certainty that the resulting stated liability will be our ultimate obligation. At this time, we do not expect any change in estimate to have a material impact on earnings or financial position consistent with our historical experience.

Revenue Recognition.    Premium income from our subsidiaries’ insurance contracts is generally recognized as the premium is due. However, in accordance with GAAP, revenues on limited-payment contracts and universal life-type contracts (deposit balance products) are recognized differently. Revenues on limited-payment contracts are recognized over the contract period. Premium for deposit balance products, such as our annuity and interest-sensitive life policies, is added to the policy account value. The policy account value (or deposit balance) is a Torchmark liability. This deposit balance is then charged a fee for the cost of insurance, administration, surrender, and certain other charges which are recognized as revenue in the period the fees are charged to the policyholder. In each case, benefits and expenses are matched with revenues in a manner by which they are incurred as the revenues are earned.

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

During recent periods, the values of our fixed maturities have also been affected by illiquidity in the financial markets, which has contributed to a spread widening, and accordingly unrealized losses, on many securities that we expect to be fully recoverable. Even though our fixed maturity portfolio is available for sale, we have the ability and intent to hold the securities until maturity as a result of our strong and stable cash flows generated from our insurance products. Considerable information concerning the policies, procedures, classification levels, and other relevant data concerning the valuation of our fixed-maturity investments is presented in Note 3—Investments under the caption Fair Value Measurements.

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

Defined benefit pension plans.    We maintain funded defined benefit plans covering most full-time employees. We also have unfunded nonqualified defined benefit plans covering certain key and other employees. Our obligations under these plans are determined actuarially based on specified actuarial assumptions. In accordance with GAAP, an expense is recorded each year as these pension obligations grow due to the increase in the service period of employees and the interest cost associated with the passage of time. These obligations are offset, at least in part, by the growth in value of the assets in the funded plans. At December 31, 2009, our net liability under these plans was $30 million.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is found under the heading Market Risk Sensitivity in Item 7 beginning on page 47 of this report.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Torchmark Corporation

McKinney, Texas

We have audited the accompanying consolidated balance sheets of Torchmark Corporation and subsidiaries (“Torchmark”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of Torchmark’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Torchmark Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Torchmark’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on Torchmark’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Dallas, Texas

February 26, 2010

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	December 31,
	2009	2008
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2009—$10,152,070; 2008—$9,609,856)	$9,696,355	$7,817,186
Equity securities, at fair value (cost: 2009—$14,875; 2008—$16,876)	16,722	16,346
Policy loans	384,083	360,431
Other long-term investments	52,428	72,284
Short-term investments	357,599	130,954

Total investments	10,507,187	8,397,201

Cash	231,918	46,400
Accrued investment income	179,132	176,068
Other receivables	197,234	151,684
Deferred acquisition costs and value of insurance purchased	3,457,138	3,395,211
Goodwill	423,519	423,519
Other assets	234,808	180,944
Separate account assets	792,823	758,023

Total assets	$16,023,759	$13,529,050

Liabilities:
Future policy benefits	$9,140,473	$8,475,020
Unearned and advance premiums	82,488	85,190
Policy claims and other benefits payable	220,155	236,313
Other policyholders’ funds	90,397	89,709

Total policy liabilities	9,533,513	8,886,232

Current and deferred income taxes payable	966,426	419,203
Other liabilities	178,328	215,508
Short-term debt	233,307	403,707
Long-term debt (estimated fair value: 2009—$867,519; 2008—$515,249)	796,050	499,049
Due to affiliates	124,421	124,421
Separate account liabilities	792,823	758,023

Total liabilities	12,624,868	11,306,143

Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: -0- in 2009 and in 2008	-0-	-0-
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2009—83,874,748 issued, less 1,034,022 held in treasury and 2008—85,874,748 issued, less 1,167,101 held in treasury)	83,875	85,875
Additional paid-in capital	441,361	446,065
Accumulated other comprehensive income (loss)	(319,183)	(1,170,417)
Retained earnings	3,228,904	2,928,950
Treasury stock	(36,066)	(67,566)

Total shareholders’ equity	3,398,891	2,222,907

Total liabilities and shareholders’ equity	$16,023,759	$13,529,050

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenue:
Life premium	$1,659,770	$1,616,804	$1,569,964
Health premium	1,017,711	1,127,059	1,236,797
Other premium	9,718	14,393	20,470

Total premium	2,687,199	2,758,256	2,827,231

Net investment income	674,915	671,495	648,826
Realized investment gains (losses)	18,788	(389)	13,961
Other-than-temporary impairments	(181,213)	(107,115)	(11,227)
Portion of impairment loss recognized in other comprehensive income	20,766	0	0
Other income	1,942	4,671	7,906

Total revenue	3,222,397	3,326,918	3,486,697

Benefits and expenses:
Life policyholder benefits	1,094,533	1,073,920	1,039,278
Health policyholder benefits	677,319	759,588	835,101
Other policyholder benefits	40,948	39,407	28,049

Total policyholder benefits	1,812,800	1,872,915	1,902,428

Amortization of deferred acquisition costs	429,253	398,324	391,011
Commissions and premium taxes	131,130	145,981	155,483
Other operating expense	174,089	185,212	173,406
Interest expense	69,932	63,229	67,564

Total benefits and expenses	2,617,204	2,665,661	2,689,892

Income before income taxes	605,193	661,257	796,805

Income taxes	(200,240)	(208,998)	(269,270)

Net income	$404,953	$452,259	$527,535

Basic net income per share	$4.88	$5.14	$5.59

Diluted net income per share	$4.88	$5.11	$5.50

Dividends declared per common share	$.57	$.56	$.52

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2009	2008	2007
Net income	$404,953	$452,259	$527,535

Other comprehensive income (loss):
Unrealized investment gains (losses):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	1,223,157	(1,808,802)	(305,635)
Reclassification adjustment for (gains) losses on securities included in net income	161,323	107,912	(760)
Reclassification adjustment for other-than-temporarily impaired debt securities for which a portion of the loss was recognized in earnings	(20,766)	-0-	-0-
Reclassification adjustment for amortization of (discount) premium	(6,183)	(12,410)	(7,572)
Foreign exchange adjustment on securities marked to market	(18,199)	20,685	(17,141)

Unrealized gains (losses) on securities	1,339,332	(1,692,615)	(331,108)

Unrealized gains (losses), adjustment to deferred acquisition costs	(79,603)	98,893	19,148

Total unrealized investment gains (losses)	1,259,729	(1,593,722)	(311,960)

Less applicable taxes	(440,905)	557,803	109,186

Unrealized gains (losses), net of tax	818,824	(1,035,919)	(202,774)

Foreign exchange adjustments:
Foreign exchange translation adjustments, other than securities	21,833	(31,447)	19,327
Less applicable taxes	(7,642)	13,735	(3,244)

Foreign exchange translation adjustments, other than securities, net of tax	14,191	(17,712)	16,083

Pension adjustments:
Adoption of Supplemental Executive Retirement Plan	-0-	-0-	(15,419)
Amortization of pension costs	11,219	3,047	2,692
Experience gain (loss)	16,811	(58,200)	(40,109)

Pension adjustments	28,030	(55,153)	(52,836)

Less applicable taxes	(9,811)	19,305	18,492

Pension adjustments, net of tax	18,219	(35,848)	(34,344)

Other comprehensive income (loss)	851,234	(1,089,479)	(221,035)

Comprehensive income (loss)	$1,256,187	$(637,220)	$306,500

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Year Ended December 31, 2007
Balance at January 1, 2007	$-0-	$99,875	$492,333	$140,097	$2,827,287	$(100,399)	$3,459,193
Comprehensive income (loss)				(221,035)	527,535		306,500
Common dividends declared ($0.52 a share)					(48,810)		(48,810)
Acquisition of treasury stock						(451,791)	(451,791)
Stock-based compensation			7,479			627	8,106
Exercise of stock options			6,460		(13,385)	56,021	49,096
Retirement of treasury stock		(5,000)	(25,044)		(291,808)	321,852	-0-
Adoption of accounting guidance surrounding uncertain tax positions					2,333		2,333

Balance at December 31, 2007	-0-	94,875	481,228	(80,938)	3,003,152	(173,690)	3,324,627

Year Ended December 31, 2008
Comprehensive income (loss)				(1,089,479)	452,259		(637,220)
Common dividends declared ($0.56 a share)					(48,678)		(48,678)
Acquisition of treasury stock						(455,736)	(455,736)
Stock-based compensation			7,324			3,499	10,823
Exercise of stock options			3,618		(11,856)	37,329	29,091
Retirement of treasury stock		(9,000)	(46,105)		(465,927)	521,032	-0-

Balance at December 31, 2008	-0-	85,875	446,065	(1,170,417)	2,928,950	(67,566)	2,222,907

Year Ended December 31, 2009
Comprehensive income (loss)				851,234	404,953		1,256,187
Common dividends declared ($0.57 a share)					(47,182)		(47,182)
Acquisition of treasury stock						(47,564)	(47,564)
Stock-based compensation			5,419			4,441	9,860
Exercise of stock options			253		(435)	4,865	4,683
Retirement of treasury stock		(2,000)	(10,376)		(57,382)	69,758	-0-

Balance at December 31, 2009	$-0-	$83,875	$441,361	$(319,183)	$3,228,904	$(36,066)	$3,398,891

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2009	2008	2007
Net income	$404,953	$452,259	$527,535
Adjustments to reconcile net income to cash provided from operations:
Increase in future policy benefits	533,466	429,256	412,751
Increase (decrease) in other policy benefits	(18,172)	(21,922)	11,078
Deferral of policy acquisition costs	(560,120)	(549,004)	(566,396)
Amortization of deferred policy acquisition costs	429,253	398,324	391,011
Change in current and deferred income taxes	108,052	57,316	94,009
Realized (gains) losses on sale of investments and properties	141,659	107,504	(2,734)
Change in other receivables	(43,471)	(60,205)	(13,515)
Pension contributions	(14,000)	(52,238)	(12,000)
Other, net	(5,507)	(30,679)	8,258

Cash provided from operations	976,113	730,611	849,997

Cash used for investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	900,417	123,659	313,576
Fixed maturities available for sale—matured, called, and repaid	760,858	580,580	1,345,794
Equity securities	1,138	-0-	19,332
Other long-term investments	7,167	16,933	7,425

Total investments sold or matured	1,669,580	721,172	1,686,127
Acquisition of investments:
Fixed maturities—available for sale	(2,311,455)	(1,091,462)	(2,063,648)
Other long-term investments	(43)	(10,284)	(4,694)

Total investments acquired	(2,311,498)	(1,101,746)	(2,068,342)
Net increase in policy loans	(23,652)	(16,082)	(15,458)
Net (increase) decrease in short-term investments	(226,645)	(19,734)	45,451
Net change in payable or receivable for securities	(13,829)	17,935	(57,810)
Additions to properties	(6,499)	(9,800)	(24,162)
Sales of properties	-0-	786	6,089
Investments in low-income housing interests	(24,556)	(24,779)	(27,369)
Acquisition of DMAD (Note 1)	-0-	-0-	(47,122)

Cash used for investment activities	(937,099)	(432,248)	(502,596)

Cash provided from (used for) financing activities:
Issuance of common stock	4,430	25,473	42,636
Cash dividends paid to shareholders	(46,615)	(48,802)	(49,581)
Issuance of 9 1/4% Senior Notes	296,308	-0-	-0-
Repayment of 8 1/4% Senior Debentures	(99,451)	-0-	-0-
Net borrowing (repayment) of commercial paper	(70,928)	102,178	32,322
Excess tax benefit from stock option exercises	253	3,618	6,460
Acquisition of treasury stock	(47,564)	(455,736)	(451,791)
Net receipts (payments) from deposit product operations	112,005	112,011	73,200

Cash provided from (used for) financing activities	148,438	(261,258)	(346,754)

Effect of foreign exchange rate changes on cash	(1,934)	(10,803)	2,735

Increase (decrease) in cash	185,518	26,302	3,382
Cash at beginning of year	46,400	20,098	16,716

Cash at end of year	$231,918	$46,400	$20,098

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

Basis of Presentation:    The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), under guidance issued by the Financial Accounting Standards Board (FASB). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation:    The consolidated financial statements include the results of Torchmark and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Torchmark accounts for its variable interest entities under accounting guidance which clarifies the definition of a variable interest and the instructions for consolidating variable interest entities (VIE’s). Primary beneficiaries only are required to consolidate VIE’s. Therefore, a company may have voting control of a VIE, but if it is not the primary beneficiary of the VIE, it is not permitted to consolidate the VIE. The trust that is liable for Torchmark’s Trust Preferred Securities meets the definition of a VIE. However, Torchmark is not the primary beneficiary of this entity because its interest is not variable. Therefore, Torchmark is not permitted to consolidate its interest, even though it owns 100% of the voting equity of the trust and guarantees its performance. For this reason, Torchmark reports its 7.1% Junior Subordinated Debentures due to the trust as “Due to affiliates” each period at its carrying value. However, Torchmark views the Trust Preferred Securities as it does any other debt offering and consolidates the trust in its segment analysis because GAAP requires that the segment analysis be reported as management views its operations and financial condition.

Investments:    Torchmark classifies all of its fixed-maturity investments, which include bonds and redeemable preferred stocks, as available for sale. Investments classified as available for sale are carried at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in accumulated other comprehensive income. Investments in equity securities, which include common and nonredeemable preferred stocks, are reported at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in accumulated other comprehensive income. Policy loans are carried at unpaid principal balances. Mortgage loans, included in “Other long-term investments,” are carried at amortized cost. Investments in real estate, included in “Other long-term investments,” are reported at cost less allowances for depreciation. Depreciation is calculated on the straight line method. Short-term investments include investments in interest-bearing time deposits with original maturities of twelve months or less.

Gains and losses realized on the disposition of investments are determined on a specific identification basis. Realized investment gains and losses and investment income attributable to separate accounts are credited to the separate accounts and have no effect on Torchmark’s net income. Investment income attributable to all other insurance policies and products is included in Torchmark’s net investment income. Net investment income for the years ended December 31, 2009, 2008, and 2007 included $516 million, $480 million, and $448 million, respectively, which was allocable to policyholder reserves or accounts. Realized investment gains and losses are not allocated to insurance policyholders’ liabilities.

Fair Value Measurements:    Effective January 1, 2008, the FASB issued and Torchmark adopted new guidance surrounding fair value accounting. This new guidance clarified the definition of fair value, established a hierarchy for measuring fair value, and expanded disclosures about measurement methodology and its effects on fair value. It did not change which assets or liabilities are measured at fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

value. The provisions were applied prospectively. The adoption of this guidance had no material impact on Torchmark’s financial position or results of operations, as Torchmark’s assets and liabilities have historically been measured substantially in accordance with its provisions. This guidance was amended in April, 2009 by the FASB providing additional guidance for estimating the fair value of assets or liabilities when the level of transaction activity has decreased and for identifying when transactions are not orderly. The amended guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted. It did not require disclosure for comparative periods ending prior to the period of initial adoption. Torchmark elected to early adopt the new guidance for the periods beginning January 1, 2009. There were no significant changes in valuation techniques to arrive at fair value as a result of the adoption, other than techniques used to value holdings in collateralized debt obligations (CDOs). CDOs were valued based on the present value of expected cash flows under the new guidance, rather than by considering broker quotes as determined previously. The use of the technique to determine fair value by the present value of expected cash flows resulted in an immaterial difference in fair value. Therefore, the impact of adoption of the revised guidance was not material to the investment portfolio. For specific information regarding Torchmark’s measurements and procedures in valuing financial instruments, please see Note 3—Investments under the caption Fair value measurements.

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

In April, 2009, the FASB also amended previous guidance concerning other-than-temporary impairments of debt securities and changed the presentation of other-than-temporary impairments in the financial statements. If an entity intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is to be considered other-than-temporarily impaired and the full amount of impairment must be charged to earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories, the portion of loss which is considered credit loss and the portion of loss which is due to other factors. The credit loss portion is charged to earnings while the loss due to other factors is charged to other comprehensive income, both charges net of tax. The revised guidance called for an opening cumulative effect adjustment to reclassify any unrecognized after-tax credit loss on each previously other-than-temporarily impaired security held at the beginning of the period of adoption as an adjustment to retained earnings and a corresponding adjustment to accumulated other comprehensive income. The revisions were effective for interim and annual periods ending after June 15, 2009, but early adoption was permitted for periods ending after March 15, 2009. Disclosures for earlier periods for comparative purposes were not required until the comparative periods end after initial adoption.

Torchmark elected to early adopt the amended guidance for the periods beginning January 1, 2009. Adoption resulted in no cumulative effect adjustment to opening retained earnings or to accumulated other comprehensive income as of January 1, 2009. Invested assets, total assets, and total shareholders’ equity were not affected by adoption. Application of the new guidance resulted in an after-tax increase in net income of $13.5 million in 2009, because the portion of other-than-temporary impairment loss related to factors other than credit was recorded in other comprehensive income instead of being reflected in net income. See Note 3—Investments under the caption Other-than-temporary impairments for a full discussion and disclosures related to other-than-temporary impairments.

Determination of Fair Values of Financial Instruments:    Fair values for cash, short-term investments, short-term debt, receivables and payables approximate carrying value. Fair values for long-term debt instruments and equity securities are determined in accordance with specific accounting guidance. Fair values are based on quoted market prices, where available. Otherwise, fair values are based on quoted market prices of comparable instruments in active markets, quotes in inactive markets, or other observable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

criteria. Additional information concerning the fair value of securities is found in Note 3—Investments under the caption Fair value measurements. The fair values of Torchmark’s long-term debt issues, along with the trust preferred securities, are based on quoted market prices. Mortgage loans are valued at discounted cash flows.

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

Recognition of Premium Revenue and Related Expenses:    Premium income for traditional long-duration life and health insurance products is recognized when due from the policyholder. Premiums for short-duration health contracts are recognized as revenue over the contract period in proportion to the insurance protection provided. Profits for limited-payment life insurance contracts are recognized over the contract period. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Variable life and annuity products are also assessed an investment management fee and a sales charge. Life premium includes policy charges of $46 million, $51 million, and $52 million for the years ended December 31, 2009, 2008, and 2007, respectively. Other premium includes annuity policy charges for the years ended December 31, 2009, 2008, and 2007, of $10 million, $14 million, and $20 million, respectively. Profits are also earned to the extent that investment income exceeds policy liability interest requirements. The related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of deferred acquisition costs in a manner which recognizes profits as they are earned over the same period.

Future Policy Benefits:    The liability for future policy benefits for universal life-type products is represented by policy account value. The liability for future policy benefits for all other life and health products, approximately 72% of total future policy benefits, is provided on the net level premium method based on estimated investment yields, mortality, morbidity, persistency and other assumptions which were considered appropriate at the time the policies were issued. Assumptions used are based on Torchmark’s previous experience with similar products. Once established, assumptions for these products are generally not changed. An additional provision is made on most products to allow for possible adverse deviation from the assumptions. These estimates are periodically reviewed and compared with actual experience. If it is determined that existing contract liabilities, together with the present value of future gross premiums, will not be sufficient to cover the present value of future benefits and to recover unamortized acquisition costs, then a premium deficiency exists. Such a deficiency would be recognized immediately by a charge to earnings and either a reduction of unamortized acquisition costs or an increase in the liability for future policy benefits. From that point forward, the liability for future policy benefits would be based on the revised assumptions.

Deferred Acquisition Costs and Value of Insurance Purchased:    The costs of acquiring new business are generally deferred and recorded as an asset. Deferred acquisition costs consist primarily of sales commissions and other underwriting costs of new insurance sales. Additionally, deferred acquisition costs include the value of insurance purchased, which are the costs of acquiring blocks of insurance from other companies or through the acquisition of other companies. Deferred acquisition costs and the value of insurance purchased are amortized in a systematic manner which matches these costs with the associated revenues. Policies other than universal life-type policies are amortized with interest over the estimated premium-paying period of the policies in a manner which charges each year’s operations in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

proportion to the receipt of premium income. Limited-payment contracts are amortized over the contract period. Universal life-type policies are amortized with interest in proportion to estimated gross profits. The assumptions used to amortize acquisition costs with regard to interest, mortality, morbidity, and persistency are consistent with those used to estimate the liability for future policy benefits. For interest- sensitive and deposit-balance type products, these assumptions are reviewed on a regular basis and are revised if actual experience differs significantly from original expectations. For all other products, amortization assumptions are generally not revised once established. Deferred acquisition costs are subject to periodic recoverability and loss recognition testing to determine if there is a premium deficiency. These tests ensure that the present value of future contract-related cash flows will support the capitalized deferred acquisition cost asset. These cash flows consist primarily of premium income, less benefits and expenses taking inflation into account. The present value of these cash flows, less the benefit reserve, is then compared with the unamortized deferred acquisition cost balance. In the event the estimated present value of net cash flows is less, the deficiency would be recognized by a charge to earnings and either a reduction of unamortized acquisition costs or an increase in the liability for future benefits, as described under the caption Future Policy Benefits.

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

The liability for these minimum guarantees is determined each period end by estimating the expected value of death benefits in excess of the projected account balance using actuarial methods and assumptions including mortality, lapses, and interest. This excess benefit is then recognized ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used. If actual experience or other evidence suggests that earlier assumptions should be revised, Torchmark adjusts the additional liability balance with a related charge or credit to benefit expense. This liability was $1.1 million and $2.5 million at December 31, 2009 and 2008, respectively.

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

Torchmark adopted and implemented new accounting interpretive guidance relating to uncertain tax positions on January 1, 2007. This guidance was issued to clarify the accounting for income taxes by providing methodology for the financial statement recognition and measurement of uncertain income tax positions taken or expected to be taken in a tax return. More information concerning uncertain tax positions is provided in Note 8—Income Taxes.

Property and Equipment:    Property and equipment, included in “Other assets,” is reported at cost less allowances for depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from two to ten years for equipment and five to forty years for buildings and improvements. Ordinary maintenance and repairs are charged to income as incurred. Impairments, if any, are recorded when, based on events and circumstances, it becomes evident that the fair value of the asset is less than its carrying amount. Original cost of property and equipment was $112 million and $106 million at December 31, 2009 and 2008, respectively. Accumulated depreciation was $60 million at year end 2009 and $55 million at the end of 2008. Depreciation expense was $4.6 million in 2009, $5.0 million in 2008, and $4.3 million in 2007. During 2008, Torchmark completed the construction of an office building adjacent to the home office building of its subsidiary United American Insurance Company (United American) in McKinney, Texas. The Company spent approximately $23 million on the building and land, and approximately $3 million on equipment. Subsidiary Liberty National Life Insurance Company (Liberty) has sold the majority of its agency office buildings. In 2008, five offices were sold for proceeds of $787 thousand, recording a realized gain of $278 thousand before tax. In 2007, 21 buildings were sold for proceeds of $6.4 million, for a realized gain of $4.3 million. In 2008, Globe Life And Accident Insurance Company (Globe), a wholly-owned Torchmark subsidiary, sold two office buildings in Oklahoma City, Oklahoma for proceeds of $7.5 million, recording a gain on the sale of $2.6 million. No buildings were sold in 2009.

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

Low-Income Housing Tax Credit Interests:    As of December 31, 2009, Torchmark had $169 million invested in limited partnerships that provide low-income housing tax credits and other related Federal income tax and state premium tax benefits to Torchmark. The carrying value of these entities was $138 million at December 31, 2008. The majority of the return on the investments has been guaranteed by unrelated third-parties and has been accounted for using the effective-yield method. The remaining investments are non-guaranteed and are accounted for using the amortized-cost method. The Federal income tax benefits accrued during the year, net of related amortization of the investment, are recorded in “Income tax expense.” The premium tax benefits, net of the related amortization, are recorded in “Net investment income.” At December 31, 2009, $149 million of the investment is included in “Other assets” with the remaining $20 million included in “Other invested assets.” At December 31, 2008, the comparable amounts were $106 million and $32 million, respectively. Any unpaid commitments to invest are recorded in “Other liabilities.”

Goodwill:    The excess cost of businesses acquired over the fair value of their net assets is reported as goodwill. Goodwill is subject to annual impairment testing based on certain procedures outlined by GAAP. Amortization of goodwill is not permitted. Torchmark tested its goodwill annually in each of the years 2007 through 2009. The tests involve assigning the Company’s carrying value to each of the components of Torchmark’s segments, including the portion of goodwill assigned to each component. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

fair value of each component is measured against that component’s corresponding carrying value. Because the fair value exceeded the carrying value, including goodwill, of each component in each period, Torchmark’s goodwill was not impaired in any of the periods.

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

Litigation and Tax Settlements:    The Company recorded a $2.9 million tax settlement benefit in 2009 and a benefit of $1.1 million in 2007 primarily resulting from the favorable settlements of U.S. Federal income tax issues that related to prior tax years in both cases. The Company also recorded a $10.8 million settlement benefit in 2008 related to litigation that occurred in prior years as a result of the favorable resolution of litigation concerning tax liabilities asserted by Canadian tax authorities covering several years. More information on these tax settlements is provided in Note 8—Income Taxes.

Torchmark received an additional pre-tax litigation settlement, net of expenses, of $1.3 million in 2008 ($.9 million after tax) and $515 thousand in 2007 ($335 thousand after tax) from investment litigation. Legal settlement costs in the amount of $2.5 million in 2008 ($1.6 million after tax) and $933 thousand in 2007 ($607 after tax) were expensed in those years relating to litigation issues arising in prior periods and concerning events occurring many years ago.

The investment litigation receipts were included in “Other income” in the Consolidated Statement of Operations. The legal settlement costs in 2008 and 2007 were included in “Other operating expense.” The income tax settlements were included as reductions to “Income taxes.”

Postretirement Benefits:    Torchmark accounts for its defined benefit pension plans by recognizing the funded status of its postretirement benefit plans on its Consolidated Balance Sheets in accordance with accounting guidance. Periodic gains and losses attributable to changes in plan assets and liabilities that are not recognized as components of net periodic benefit costs are recognized as components of other comprehensive income, net of tax. As of December 31, 2009, Torchmark adopted new accounting guidance requiring new disclosures about assets in its pension plans. The new disclosures include information about how investment decisions are made, categories of assets, information about how assets are valued, and concentrations of risk. More information concerning the accounting and disclosures for postretirement benefits is found in Note 9—Postretirement Benefits.

Stock Compensation:    Torchmark accounts for stock-based compensation by recognizing an expense in the financial statements based on the “fair value method.” The fair value method requires that a fair value be assigned to a stock option or other stock grant on its grant date and that this value be amortized over the grantees’ service period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

The fair value method requires the use of an option valuation model to value employee stock options. Torchmark has elected to use the Black-Scholes valuation model for option expensing. A summary of assumptions for options granted in each of the three years 2007 through 2009 is as follows:

	2009	2008	2007
Volatility factor	29.6%	11.7%	12.0%
Dividend yield	2.4%	0.8%	0.8%
Expected term (in years)	4.72	4.69	4.64
Risk-free rate	2.6%	2.8%	4.7%

All of the above assumptions, with the exception of the expected term, are obtained from independent data services. The expected term is generally derived from Company experience. However, expected terms of grants made under the Torchmark Corporation 2005 Incentive Plan (2005 Plan) and the 2007 Long-Term Compensation Plan (2007 Plan), involving grants made in the years 2005 through 2009, were determined based on the simplified method as permitted by Staff Accounting Bulletins 107 and 110. This method was used because the 2005 and 2007 Plans limited grants to a maximum contract term of seven years, and Torchmark had no previous experience with seven-year contract terms. Prior to 2005, substantially all grants contained ten-year terms. Because a large portion of these grants vest over a three-year period, the Company did not have sufficient exercise history during 2009 or previous years to determine an appropriate expected term on these grants. Volatility and risk-free interest rates are assumed over a period of time consistent with the expected term of the option. Volatility is measured on a historical basis. Monthly data points are utilized by the independent quote service to derive volatility for periods greater than three years. Expected dividend yield is based on current dividend yield held constant over the expected term. Once the fair value of an option has been determined, it is amortized on a straight-line basis over the employee’s service period for that grant (from the grant date to the date the grant is fully vested).

Torchmark management views all stock-based compensation expense as a corporate or Parent Company expense and, therefore, presents it as such in its segment analysis (See Note 13—Business Segments). It is included in “Other operating expense” in the Consolidated Statements of Operations.

Earnings Per Share:    Torchmark presents basic and diluted earnings per share (EPS) on the face of the Consolidated Statements of Operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts, such as stock options, which could be exercised or converted into common shares. For more information on earnings per share, see Note 11—Shareholders’ Equity.

Business Combinations:    Torchmark adopted new accounting guidance concerning the acquisition of other companies as of January 1, 2009. It retains the purchase method of accounting and the current guidance with respect to the accounting for indefinite-lived intangibles and goodwill. However, the new guidance provides certain significant differences, most notably that all assets and liabilities (including contingent liabilities) are measured at their fair value as of the acquisition date rather than a cost allocation approach as previously required. All expenses of the acquisition are charged off as incurred rather than capitalized. Torchmark had no acquisitions in 2009.

Non-controlling Interests:    As of January 1, 2009, Torchmark also adopted new guidance relating to non-controlling interests (also known as minority interests). At this time, Torchmark has no non-controlling interests.

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

Note 2—Statutory Accounting

Life insurance subsidiaries of Torchmark are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders’ equity (capital and surplus) on a statutory basis for the insurance subsidiaries were as follows:

	Net Income Year Ended December 31,			Shareholders’ Equity At December 31,
	2009	2008	2007	2009	2008
Life insurance subsidiaries	$274,734	$350,263	$428,287	$1,428,178	$1,219,978

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments

Portfolio Composition:

A summary of fixed maturities available for sale and equity securities by cost or amortized cost and estimated fair value at December 31, 2009 and 2008 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amount per the Balance Sheet	% of Total Fixed Maturities

2009:
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$16,438	$577	$-0-	$17,015	$17,015	-0-%
Government-sponsored enterprises	83,378	-0-	(5,859)	77,519	77,519	1
GNMAs	9,707	1,261	-0-	10,968	10,968	-0-
States, municipalities, and political subdivisions	1,030,354	4,792	(30,381)	1,004,765	1,004,765	11
Foreign governments	21,459	1,018	(10)	22,467	22,467	-0-
Corporates	7,468,411	233,884	(432,958)	7,269,337	7,269,337	75
Residential mortgage-backed securities	10,549	769	-0-	11,318	11,318	-0-
Commercial mortgage-backed securities	1,803	4	-0-	1,807	1,807	-0-
Collateralized debt obligations	54,551	253	(36,767)	18,037	18,037	-0-
Asset-backed securities	38,969	1,480	(1,016)	39,433	39,433	-0-
Redeemable preferred stocks	1,416,451	23,043	(215,805)	1,223,689	1,223,689	13

Total fixed maturities	10,152,070	267,081	(722,796)	9,696,355	9,696,355	100%
Equity securities:
Common stocks:
Banks and insurance companies	776	213	(42)	947	947
Industrial and all others	-0-	2	-0-	2	2
Non-redeemable preferred stocks	14,099	1,719	(45)	15,773	15,773

Total equity securities	14,875	1,934	(87)	16,722	16,722

Total fixed maturities and equity securities	$10,166,945	$269,015	$(722,883)	$9,713,077	$9,713,077

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments (continued)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amount per the Balance Sheet	% of Total Fixed Maturities
2008:

Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$14,976	$606	$-0-	$15,582	$15,582	-0-%
Government-sponsored enterprises	202,293	1,086	(8,830)	194,549	194,549	3
GNMAs	11,896	940	-0-	12,836	12,836	-0-
States, municipalities, and political subdivisions	260,760	661	(44,441)	216,980	216,980	3
Foreign governments	8,200	1,163	-0-	9,363	9,363	-0-
Corporates	7,462,662	111,549	(1,299,539)	6,274,672	6,274,672	80
Residential mortgage-backed securities	11,091	1,084	-0-	12,175	12,175	-0-
Commercial mortgage-backed securities	17,150	-0-	(52)	17,098	17,098	-0-
Collateralized debt obligations	131,346	-0-	(117,188)	14,158	14,158	-0-
Asset-backed securities	40,449	375	(3,877)	36,947	36,947	1
Redeemable preferred stocks	1,449,033	8,362	(444,569)	1,012,826	1,012,826	13

Total fixed maturities	9,609,856	125,826	(1,918,496)	7,817,186	7,817,186	100%
Equity securities:
Common stocks:
Banks and insurance companies	777	205	-0-	982	982
Industrial and all others	-0-	2	-0-	2	2
Non-redeemable preferred stocks	16,099	420	(1,157)	15,362	15,362

Total equity securities	16,876	627	(1,157)	16,346	16,346

Total fixed maturities and equity securities	$9,626,732	$126,453	$(1,919,653)	$7,833,532	$7,833,532

A schedule of fixed maturities by contractual maturity at December 31, 2009 is shown below on an amortized cost basis and on a fair value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$310,581	$317,929
Due from one to five years	555,267	584,078
Due from five to ten years	735,499	763,367
Due from ten to twenty years	2,591,438	2,461,920
Due after twenty years	5,843,706	5,487,498

	10,036,491	9,614,792
Mortgage-backed and asset- backed securities	115,579	81,563

	$10,152,070	$9,696,355

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments (continued)

Analysis of investment operations:

	Year Ended December 31,
	2009	2008	2007

Net investment income is summarized as follows:
Fixed maturities	$652,551	$649,903	$621,752
Equity securities	1,287	1,431	2,827
Policy loans	27,284	25,643	24,344
Other long-term investments	6,553	7,053	8,841
Short-term investments	1,327	3,151	9,379

	689,002	687,181	667,143
Less investment expense	(14,087)	(15,686)	(18,317)

Net investment income	$674,915	$671,495	$648,826

An analysis of realized gains (losses) from investments is as follows:
Realized investment gains (losses):
Fixed maturities	$(139,695)	$(106,011)	$2,756
Equity securities	(862)	(1,901)	(1,996)
Loss on redemption of debt	(1)	-0-	-0-
Other	(1,101)	408	1,974

	(141,659)	(107,504)	2,734
Applicable tax	48,405	37,626	(957)

Realized gains (losses) from investments, net of tax	$(93,254)	$(69,878)	$1,777

An analysis of the net change in unrealized investment gains (losses) is as follows:
Equity securities	$2,377	$(3,049)	$1,379
Fixed maturities available for sale	1,336,955	(1,689,566)	(332,487)

Net change in unrealized gains (losses) on securities	$1,339,332	$(1,692,615)	$(331,108)

Proceeds from sales of fixed maturities available for sale were $900.4 million in 2009, $123.7 million in 2008, and $313.6 million in 2007. Gross gains realized on those sales were $77.7 million in 2009, $2.9 million in 2008, and $1.6 million in 2007. Gross losses were $60.0 million in 2009, $3.4 million in 2008, and $4.7 million in 2007. Proceeds from sales of equity securities were $1.1 million in 2009 and $7.6 million in 2007. There were no equities sold in 2008. Gross gains realized on those sales were zero in both years. Gross losses realized on those sales were $862 thousand in 2009 and $2.2 million in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments (continued)

Fair value measurements:    Torchmark measures the fair value of its financial assets based on a hierarchy consisting of three levels which indicate the quality of the fair value measurements as described below:

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

The great majority of the Company’s fixed maturities are not actively traded and direct quotes are not generally available. Management therefore determines the fair values of these securities after consideration of data provided by third-party pricing services and independent broker/dealers. Over 97% of the fair value reported at December 31, 2009 was determined using data provided by third-party pricing services. Prices provided by third-party pricing services are not binding offers but are estimated exit values. They are based on observable market data inputs which can vary by security type. Such inputs include benchmark yields, available trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market data. Where possible, these prices were corroborated against other independent sources. When corroborated prices present greater variations, additional analysis is required to determine which value is the most appropriate. When only one price is available, management evaluates observable inputs and performs additional analysis to confirm that the price is appropriate. All fair value measurements based on prices determined with observable market data are reported as Level 1 or Level 2 measurements.

When third-party vendor prices are not available, the Company attempts to obtain at least three quotes from broker/dealers for each security. When at least three quotes are obtained, and the standard deviation of such quotes is less than 3%, (suggesting that the independent quotes were likely derived using similar observable inputs), the Company uses the median quote and classifies the measurement as Level 2. At December 31, 2009, there were no assets valued as Level 2 in this manner with broker quotes.

When the standard deviation is 3% or greater, or the Company cannot obtain three quotes, then additional information and management judgment are required to establish the fair value. The measurement is then classified as Level 3. The Company uses information and valuation techniques deemed appropriate for determining the point within the range of reasonable fair value estimates that is most representative of fair value under current market conditions. As of December 31, 2009, fair value measurements classified as Level 3 represented 1% of total fixed maturities and equity securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments (continued)

The following tables represent the fair value of assets measured on a recurring basis at December 31, 2009 and 2008:

Description	Fair Value Measurements at December 31, 2009 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government and agencies	$0	$17,015	$0	$17,015
Government-sponsored enterprises	0	77,519	0	77,519
GNMAs	0	10,968	0	10,968
States, municipalities and political	0	1,004,765	0	1,004,765
Foreign governments	0	16,617	5,850	22,467
Corporates	0	7,195,992	73,345	7,269,337
Residential mortgage-backed securities	0	11,318	0	11,318
Commercial mortgage-backed securities	0	1,807	0	1,807
Collateralized debt obligations	0	0	18,037	18,037
Asset-backed securities	0	31,452	7,981	39,433
Redeemable preferred stocks	245,352	978,337	0	1,223,689

Total fixed maturities	245,352	9,345,790	105,213	9,696,355

Equity securities:
Common stocks:
Banks and insurance companies	307	0	640	947
Industrial and all others	2	0	0	2
Non-redeemable preferred stocks	15,719	54	0	15,773

Total equity securities	16,028	54	640	16,722

Total fixed maturities and equity securities	$261,380	$9,345,844	$105,853	$9,713,077

Percent of total	2.7%	96.2%	1.1%	100%

Description	Fair Value Measurements at December 31, 2008 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government & agencies	$0	$15,581	$0	$15,581
Government-sponsored enterprises	0	194,549	0	194,549
GNMAs	0	12,836	0	12,836
States, municipalities, and political subdivisions	0	216,980	0	216,980
Foreign governments	0	8,741	623	9,364
Corporates	4,000	6,117,201	153,471	6,274,672
Residential mortgage-backed securities	0	12,175	0	12,175
Commercial mortgage-backed securities	0	17,097	0	17,097
Collateralized debt obligations	0	0	14,158	14,158
Asset-backed securities	0	13,871	23,077	36,948
Redeemable preferred stocks	210,143	791,273	11,410	1,012,826

Total fixed maturities	214,143	7,400,304	202,739	7,817,186
Equity securities:
Common stocks:
Banks and insurance companies	358	0	624	982
Industrial and all others	2	0	0	2
Non-redeemable preferred stocks	15,331	31	0	15,362

Total equity securities	15,691	31	624	16,346

Total fixed maturities and equity securities	$229,834	$7,400,335	$203,363	$7,833,532

Percent of total	2.9%	94.5%	2.6%	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments (continued)

The following table represents changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed securities	Collateralized debt Obligations	Corporates*	Other	Equities	Total
Balance at January 1, 2008	$12,403	$115,204	$170,086	$819	$594	$299,106
Total gains or losses:
Included in realized gains/losses	-0-	-0-	21	-0-	-0-	21
Included in other comprehensive income	(2,173)	(100,424)	(32,665)	(196)	30	(135,428)
Purchases, issuances, and settlements (net)	(550)	(622)	(22,124)	-0-	-0-	(23,296)
Transfers in and/or out of Level 3	13,397	-0-	49,563	-0-	-0-	62,960

Balance at December 31, 2008	23,077	14,158	164,881	623	624	203,363
Total gains or losses:
Included in realized gains/losses	-0-	(83,458)	(2,502)	-0-	-0-	(85,960)
Included in other comprehensive income	1,717	80,673	(2,728)	(4)	16	79,674
Purchases, issuances, and settlements (net)	(183)	6,664	(4,253)	142	-0-	2,370
Transfers in and/or out of Level 3	(16,630)	-0-	(82,053)	5,089	-0-	(93,594)

Balance at December 31, 2009	$7,981	$18,037	$73,345	$5,850	$640	$105,853

Percent of total Level 3 fixed maturity and equity securities	7.5%	17.1%	69.3%	5.5%	0.6%	100%

*	Includes redeemable preferred stocks

The collateral underlying collateralized debt obligations for which fair values are reported as Level 3 consists primarily of trust preferred securities issued by banks and insurance companies. None of the collateral is subprime or Alt-A mortgages (loans for which the typical documentation was not provided by the borrower). Of the change in the fair value of Level 3 assets still held at December 31, 2009, $86 million of realized investment losses was included as a charge to net income. At December 31, 2008, there was no such charge to earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments (continued)

Other-than-temporary impairments:    Torchmark’s portfolio of fixed maturities fluctuates in value due to changes in interest rates in the financial markets as well as other factors. Fluctuations caused by market interest rate changes have little bearing on whether or not the investment will be ultimately recoverable. Therefore, Torchmark considers these declines in value resulting from changes in market interest rates to be temporary. In certain circumstances, however, Torchmark determines that the decline in the value of a security is other-than-temporary and writes the book value of the security down to its fair value, realizing an investment loss. The evaluation of Torchmark’s securities for other-than-temporary impairments is a process that is undertaken not less frequently than quarterly and is overseen by a team of investment and accounting professionals. Each security which is impaired because the fair value is less than the cost or amortized cost is identified and evaluated. The determination that an impairment is other-than-temporary is highly subjective and involves the careful consideration of many factors. Among the factors considered are:

•	The length of time and extent to which the security has been impaired
•	The reason(s) for the impairment
•	The financial condition of the issuer and the near-term prospects for recovery in fair value of the security
•	The Company’s ability and intent to hold the security until anticipated recovery
•	Expected future cash flows

The relative weight given to each of these factors can change over time as facts and circumstances change. In many cases, management believes it is appropriate to give relatively more weight to prospective factors than to retrospective factors. Prospective factors that are given more weight include prospects for recovery, the Company’s ability and intent to hold the security until anticipated recovery, and expected future cash flows.

Among the facts and information considered in the process are:

•	Default on a required payment
•	Issuer bankruptcy filings
•	Financial statements of the issuer
•	Changes in credit ratings of the issuer
•	The value of underlying collateral
•	News and information included in press releases issued by the issuer
•	News and information reported in the media concerning the issuer
•	News and information published by or otherwise provided by credit analysts
•	Recent cash flows

While all available information is taken into account, it is difficult to predict the ultimately recoverable amount of a distressed or impaired security.

During 2009, the Company determined that certain of its holdings in fixed maturities were other-than-temporarily impaired, resulting in writedowns of $160 million ($105 million after tax) on CDOs and corporate bonds. The pretax writedown includes the writedowns of CDOs with a carrying amount of $117 million to a fair value of $13 million, resulting in a total pretax writedown of $104 million. However, in accordance with the newly revised accounting guidance regarding other-than-temporary impairments, $83 million of the writedown was determined to be the result of a credit loss and was charged to earnings while the remaining $21 million was charged to other comprehensive income. The credit loss portion on the CDOs was determined as the difference between the securities’ amortized cost and the present value of expected future cash flows. These expected cash flows were determined using judgment and the best information available to the Company, and were discounted at the securities’ original effective yield rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments (continued)

Inputs used to derive expected cash flows included expected default rates, current levels of subordination, and loan-to-collateral value ratios. Management has determined that the present value of future cash flows is a better measure of fair value due to limited observable market data and because the market for these securities is not active and does not reflect orderly transactions. The pre-tax writedown for other-than-temporary impairment on corporate bonds of $77 million was all credit related and was included in the charge to earnings.

During 2008, the Company also determined that certain holdings in securities were other-than-temporarily impaired, resulting in writedowns in the amount of $106 million ($69 million after tax). The pretax writedown includes writedowns of $74 million for bonds issued by Lehman Brothers, $19 million for bonds issued by Washington Mutual, and $1.9 million for perpetual preferred stock issued by the Federal National Mortgage Association. All of these losses for other-than-temporary impairment were included in realized investment losses.

During 2007, the securities of five issuers met the other-than-temporary impairment criteria and were written down to fair value, resulting in a pre-tax loss of $11 million ($7 million after tax). After the write downs, these securities were valued at $36 million. In 2008, the securities of two of these issues were written down an additional $3.3 million ($2.2 after tax). All of the securities impaired during 2007 were subsequently sold for an aggregate after tax gain of $733 thousand.

As of year end 2009, previously written down securities remaining in the portfolio were carried at a fair value of $48 million. Otherwise, as of December 31, 2009, Torchmark has no information available to cause it to believe that any of its investments are other-than-temporarily impaired. Torchmark has the ability and intent to hold these investments to recovery, and does not intend to sell nor expects to be required to sell its other impaired securities.

During both 2009 and 2008, certain real estate holdings, measured on a nonrecurring basis, were written down because the carrying values of these properties were not expected to be recoverable. In 2008, the writedowns consisted of Company-occupied property in the amount of $2.1 million ($1.4 million after tax) and investment real estate in the amount of $1.1 million ($.7 million after tax). In 2009, additional writedowns in the amounts of $355 thousand ($231 thousand after tax) of Company-occupied real estate and $205 thousand ($133 thousand after tax) of investment real estate were taken on these same properties. The fair values in 2008 were determined based on recent sales of similar properties (Level 2 observable inputs). The 2009 fair value was determined based on a bid (Level 1). The losses on Company-occupied property were included in “Other operating expenses” and the losses on invested real estate were included as “Other-than-temporary impairments.”

Unrealized loss analysis.    Net unrealized losses on fixed maturities increased from $103 million at December 31, 2007 to $1.8 billion at December 31, 2008 but declined to $456 million at December 31, 2009. The financial sector accounted for $468 million of the net losses, which were offset by $13 million of net gains in other sectors in 2009. At December 31, 2008, the financial sector accounted for 56% of the net unrealized losses. Based upon conditions experienced by companies in the bond market and the commercial paper market, management believes that much of the unrealized loss at December 31, 2008 and during the early part of 2009 was attributable to illiquidity in the financial market, which contributed to a spread widening, and accordingly increased unrealized losses, on many securities that management expects to be fully recoverable. Accordingly, as conditions in financial markets improved during 2009, unrealized losses in the portfolio have declined. Due to the strong and stable cash flows generated by its insurance products, Torchmark has the ability to hold these securities until recovery. Even though these fixed maturity investments are available for sale, Torchmark generally expects and intends to hold any securities which are temporarily impaired until they mature.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments (continued)

The following tables disclose unrealized investment losses by class of investment at December 31, 2009 and December 31, 2008. Torchmark considers these investments to be only temporarily impaired.

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES

At December 31, 2009

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Bonds:
Government-sponsored enterprises	$50,751	$(3,069)	$26,767	$(2,790)	$77,518	$(5,859)
States, municipalities and political subdivisions	626,363	(19,313)	85,813	(11,068)	712,176	(30,381)
Foreign governments	6,889	(10)	0	0	6,889	(10)
Corporates	1,277,414	(57,184)	1,967,083	(375,774)	3,244,497	(432,958)
Collateralized debt obligations	0	0	15,975	(36,767)	15,975	(36,767)
Asset-backed securities	1,034	(51)	8,253	(965)	9,287	(1,016)
Redeemable preferred stocks	61,143	(5,373)	968,945	(210,432)	1,030,088	(215,805)

Total fixed maturities	2,023,594	(85,000)	3,072,836	(637,796)	5,096,430	(722,796)

Equity securities:
Common stocks:
Banks and insurance companies	308	(42)	0	0	308	(42)
Non-redeemable preferred stocks	54	(45)	0	0	54	(45)

Total equity securities	362	(87)	0	0	362	(87)

Total fixed maturities and equity securities	$2,023,956	$(85,087)	$3,072,836	$(637,796)	$5,096,792	$(722,883)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments (continued)

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES

At December 31, 2008

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Bonds:
Government-sponsored enterprises	$95,569	$(8,830)	$0	$0	$95,569	$(8,830)
States, municipalities and political subdivisions	1,817	(48)	204,753	(44,393)	206,570	(44,441)
Foreign governments	0	0	0	0	0	0
Corporates	2,350,356	(377,659)	2,049,737	(921,880)	4,400,093	(1,299,539)
Residential mortgage-backed securities	6	0	0	0	6	0
Commercial mortgage-backed securities	17,098	(52)	0	0	17,098	(52)
Collateralized debt obligations	0	0	14,158	(117,188)	14,158	(117,188)
Asset-backed securities	13,871	(1,228)	6,447	(2,649)	20,318	(3,877)
Redeemable preferred stocks	306,415	(75,542)	599,637	(369,027)	906,052	(444,569)

Total fixed maturities	2,785,132	(463,359)	2,874,732	(1,455,137)	5,659,864	(1,918,496)

Equity securities:
Common stocks:
Banks and insurance companies	31	(68)	911	(1,089)	942	(1,157)

Total equity securities	31	(68)	911	(1,089)	942	(1,157)

Total fixed maturities and equity securities	$2,785,163	$(463,427)	$2,875,643	$(1,456,226)	$5,660,806	$(1,919,653)

Torchmark subsidiaries held 187 issues (CUSIP numbers) at December 31, 2009 that had been in an unrealized loss position for less than twelve months, compared with 373 issues a year earlier. Additionally, 285 and 330 issues had been in an unrealized loss position twelve months or longer at December 31, 2009 and 2008, respectively. Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,657 issues at December 31, 2009 and 1,686 issues at December 31, 2008. The weighted average quality rating of all unrealized loss positions as of December 31, 2009 was BBB+.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Investments (continued)

The following table presents an analysis of the changes in Torchmark’s amounts related to credit loss positions for the year 2009.

Analysis of Amounts Related to Bifurcated Credit Losses*

For the Year Ended December 31, 2009
Balance at beginning of period	$-0-

Additions for which a credit loss related to other-than-temporary impairment:
Was not previously recognized	(52,293)
A portion of which was recognized previously, when there was no intent to sell or the expectation of requirement to sell

Reductions due to:
Sale
Loss previously recognized in other comprehensive income when there was intent to sell or the expectation of requirement to sell
Loss fully recognized in income and no longer bifurcated	30,727
Amortization

Balance at end of period	$21,566

*	Losses due to other-than-temporary impairment for which a portion was recognized in other comprehensive income.

Other investment information:

Other long-term investments consist of the following:

	December 31,
	2009	2008
Mortgage loans, at cost	$15,896	$17,215
Investment real estate, at depreciated cost	1,508	2,388
Low-income housing interests	19,831	32,242
Collateral loans	11,571	14,041
Other	3,622	6,398

Total	$52,428	$72,284

The estimated fair value of mortgage loans, based on discounted cash flows, was approximately $15.2 million at December 31, 2009 and $18.0 million at December 31, 2008. Accumulated depreciation on investment real estate was $1.8 million at both December 31, 2009 and 2008.

Torchmark had $9.5 million in fixed maturities at book value ($11.6 million at fair value) that were non-income producing during the twelve months ended December 31, 2009. Torchmark had $349 thousand in investment real estate at December 31, 2009 which was non-income producing during the previous twelve months. Torchmark did not have any other invested assets that were non-income producing during the twelve months ended December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Deferred Acquisition Costs and Value of Insurance Purchased

An analysis of deferred acquisition costs and the value of insurance purchased is as follows:

	2009		2008		2007
	Deferred Acquisition Costs	Value of Insurance Purchased	Deferred Acquisition Costs	Value of Insurance Purchased	Deferred Acquisition Costs	Value of Insurance Purchased
Balance at beginning of year	$3,339,880	$55,331	$3,097,554	$61,497	$2,890,651	$65,191
Additions:
Deferred during period:
Commissions	311,136	-0-	295,594	-0-	300,422	-0-
Other expenses	248,984	-0-	253,410	-0-	265,974	-0-

Total deferred	560,120	-0-	549,004	-0-	566,396	-0-
Foreign exchange adjustment	10,617	46	-0-	-0-	8,593	83
Adjustment attributable to unrealized investment losses(1)	-0-	-0-	98,892	-0-	19,148	-0-

Total additions	570,737	46	647,896	-0-	594,137	83

Deductions:
Amortized during period(2)	(423,741)	(5,512)	(392,232)	(6,092)	(387,234)	(3,777)
Foreign exchange adjustment	-0-	-0-	(13,338)	(74)	-0-	-0-
Adjustment attributable to unrealized investment gains(1)	(79,603)	-0-	-0-	-0-	-0-	-0-

Total deductions	(503,344)	(5,512)	(405,570)	(6,166)	(387,234)	(3,777)

Balance at end of year	$3,407,273	$49,865	$3,339,880	$55,331	$3,097,554	$61,497

(1)	Represents amounts pertaining to investments relating to universal life-type products.
(2)	Amortization includes $2.5 million, $7.5 million, and $2.3 million in 2009, 2008, and 2007, respectively, from unlocking adjustments due to actuarial assumption revisions related to Torchmark’s variable annuity business.

The amount of interest accrued on the unamortized balance of value of insurance purchased was $2.1 million, $3.2 million, and $3.6 million for the years ended December 31, 2009, 2008, and 2007, respectively. The average interest rates used for the years ended December 31, 2009, 2008, and 2007 were 4.0%, 5.5%, and 5.7%, respectively. The estimated amortization, net of interest accrued, on the unamortized balance at December 31, 2009 during each of the next five years is: 2010, $4.9 million; 2011, $4.4 million; 2012, $4.0 million; 2013, $3.6 million; and 2014, $3.3 million.

In the event of lapses or early withdrawals in excess of those assumed, deferred acquisition costs and the value of insurance purchased may not be recoverable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 5—Future Policy Benefit Reserves

A summary of the assumptions used in determining the liability for future policy benefits at December 31, 2009 is as follows:

Individual Life Insurance

Interest assumptions:

Years of Issue	Interest Rates	Percent of Liability
1917-2009	2.5% to 5.5%	13%
1985-2009	6.0%	30
1986-1992	7.0% graded to 6.0%	9
1954-2000	8.0% graded to 6.0%	11
1951-1985	8.5% graded to 6.0%	4
1984-2009	6.75%	2
2000-2009	7.0%	18
1984-2009	Interest Sensitive	13

		100%

Mortality assumptions:

For individual life, the mortality tables used are various statutory mortality tables and modifications of:

1950-54	Select and Ultimate Table
1954-58	Industrial Experience Table
1955-60	Ordinary Experience Table
1965-70	Select and Ultimate Table
1955-60	Inter-Company Table
1970	United States Life Table
1975-80	Select and Ultimate Table
X-18	Ultimate Table
2001	Valuation Basic Table

Withdrawal assumptions:

Withdrawal assumptions are based on Torchmark’s experience.

Individual Health Insurance

Interest assumptions:

Years of Issue	Interest Rates	Percent of Liability
1955-2009	2.5% to 4.5%	2%
1993-2009	6.0%	62
1986-1992	7.0% graded to 6.0%	24
1955-2000	8.0% graded to 6.0%	7
1951-1986	8.5% graded to 6.0%	1
2001-2007	7.0%	4

		100%

Morbidity assumptions:

For individual health, the morbidity assumptions are based on either Torchmark’s experience or the assumptions used in calculating statutory reserves.

Termination assumptions:

Termination assumptions are based on Torchmark’s experience.

Overall Interest Assumptions:

The overall average interest assumption for determining the liability for future life and health insurance benefits in 2009 was 6.1%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 6—Liability for Unpaid Health Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Year Ended December 31,
	2009	2008	2007
Balance at beginning of year	$119,855	$149,200	$145,793
Incurred related to:
Current year	674,710	716,821	786,120
Prior years	(19,487)	(23,894)	(1,448)

Total incurred	655,223	692,927	784,672
Paid related to:
Current year	583,127	604,721	651,765
Prior years	87,605	117,551	129,500

Total paid	670,732	722,272	781,265

Balance at end of year	$104,346	$119,855	$149,200

At the end of each period, the liability for unpaid health claims includes an estimate of claims incurred but not yet reported to the Company. Such estimates are updated regularly based upon the Company’s most recent claims data with recognition of emerging experience trends. Because of the nature of the Company’s health business, the payment lags are relatively short and most claims are fully paid within a year from the time incurred. Fluctuations in claims experience can lead to either over- or under-estimation of the liability for any given year. The difference between the estimate made at the end of the prior period and the actual experience during the period is reflected above under the caption Incurred related to: Prior years.

Claims paid in 2007 but incurred in 2006 and prior years were settled in 2007 for just $1.4 million less than anticipated in the Company’s estimate prepared for 2006 year-end reporting. However, claims paid in 2008 but incurred in 2007 and prior years were settled in 2008 for $23.9 million less than anticipated in the Company’s estimates at year-end 2007. Likewise, claims paid in 2009 but incurred in 2008 and prior years were settled in 2009 for $19.5 million less than what was anticipated at 2008 year-end. The most significant components of these favorable variances were in Torchmark’s UA Independent, UA Branch, and Medicare Part D distribution channels. During 2007, the Independent and Branch channels experienced a relatively high level of paid claims which resulted in an increased claim liability estimate at December 31, 2007. During 2008 and 2009, paid health claims have trended downwards and were settled more favorably than the original estimates. This resulted in reduced estimates of the claim liability for 2008 versus 2007, and again for 2009 versus 2008. The Company’s estimates at each point in time have reflected the emerging data and trends. In the Medicare Part D channel, the Company is required to estimate claim discounts that will be received from drug manufacturers. In each of the years 2008 and 2009, the discounts from the drug manufacturers received in the current year but related to prior year claims were higher than anticipated when the claim liability was determined.

The liability for unpaid health claims is included with “Policy claims and other benefits payable” on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 7—Supplemental Disclosures of Cash Flow Information

The following table summarizes Torchmark’s noncash transactions, which are not reflected on the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2009	2008	2007
Stock-based compensation not involving cash	$9,860	$10,823	$8,106
Commitments for low-income housing interests	50,789	25,751	3,696
Capitalized investment income	7,345	7,772	-0-

The following table summarizes certain amounts paid during the period:

	Year Ended December 31,
	2009	2008	2007
Interest paid	$71,288	$62,671	$67,098
Income taxes paid	87,376	161,348	170,528

Note 8—Income Taxes

Torchmark and its subsidiaries file a life-nonlife consolidated Federal income tax return.

The components of income taxes were as follows:

	Year Ended December 31,
	2009	2008	2007
Income tax expense	$200,240	$208,998	$269,270
Shareholders’ equity:
Other comprehensive income (loss)	458,358	(590,843)	(124,434)
Adoption of accounting guidance surrounding uncertain tax positions	-0-	-0-	(2,333)
Tax basis compensation expense (from the exercise of stock options) in excess of amounts recognized for financial reporting purposes	(253)	(3,618)	(6,460)

	$658,345	$(385,463)	$136,043

Income tax expense consists of:

	Year Ended December 31,
	2009	2008	2007
Current income tax expense	$159,861	$148,277	$180,322
Deferred income tax expense	40,379	60,721	88,948

	$200,240	$208,998	$269,270

In 2009, 2008, and 2007, deferred income tax expense was incurred because of certain differences between net income before income taxes as reported on the Consolidated Statements of Operations and taxable income as reported on Torchmark’s income tax returns. As explained in Note 1—Significant Accounting Policies, these differences caused the financial statement book values of some assets and liabilities to be different from their respective tax bases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 8—Income Taxes (continued)

The effective income tax rate differed from the expected 35% rate as shown below:

	Year Ended December 31,
	2009	%	2008	%	2007	%
Expected income taxes	$211,818	35.0%	$231,440	35.0%	$278,882	35.0%

Increase (reduction) in income taxes resulting from:
Tax-exempt investment income	(4,133)	(.7)	(4,503)	(.7)	(3,908)	(.5)
Tax settlements	(3,062)	(.5)	(12,643)	(1.9)	(615)	(.1)
Low income housing investments	(6,038)	(1.0)	(5,129)	(.8)	(4,701)	(.6)
Other	1,655.3		(167)	-0-	(388)	-0-

Income tax expense	$200,240	33.1%	$208,998	31.6%	$269,270	33.8%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2009	2008
Deferred tax assets:
Fixed maturity investments	$75,448	$36,764
Carryover of nonlife losses	24,541	15,058
Unrealized losses	180,028	637,221
Other assets and other liabilities	33,621	9,416

Total gross deferred tax assets	313,638	698,459

Deferred tax liabilities:
Employee and agent compensation	50,773	44,698
Deferred acquisition costs	877,410	830,379
Future policy benefits, unearned and advance premiums, and policy claims	358,001	298,356

Total gross deferred tax liabilities	1,286,184	1,173,433

Net deferred tax liability	$972,546	$474,974

Torchmark’s Federal income tax returns are routinely audited by the Internal Revenue Service (IRS). During 2008, the IRS completed its examination of Torchmark’s 2003 and 2004 tax years. As a result, Torchmark recorded a $700 thousand tax benefit in 2008 to reflect the impact of the settlement. The IRS completed its examination of the Company’s 2005, 2006, and 2007 tax years during 2009. The Company recorded a $2.5 million tax benefit to reflect the results of the examination, including a reduction in its liability for uncertain tax positions relating to these years. The statutes of limitation for the assessments of additional tax are closed for all tax years prior to 2006. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from future tax examinations and other tax-related matters for all open tax years.

Torchmark transacts business in Canada through a branch of one of its subsidiaries. For tax years prior to 2003, Canadian income tax authorities asserted that the branch carried on business in Canada through a permanent establishment and proposed additional taxes and interest. Torchmark challenged their assertion and litigated the issue before the Tax Court of Canada. In the second quarter of 2008, the Tax Court in Canada ruled in the Company’s favor and the Canadian tax authorities declined to appeal the Court’s decision. As a result, the Company recorded an $11.9 million tax benefit in 2008, including $5.4 million relating to the removal of amounts previously recorded by the Company for interest expense anticipated to be owed, net of Federal income tax, and $6.5 million relating to estimated interest income, net of Federal income tax, required to be paid by the Canadian tax authorities on amounts previously

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 8—Income Taxes (continued)

deposited with the tax authorities. In 2009, the Company recorded $441 thousand of additional interest income, net of Federal income tax, on amounts remaining to be refunded. No tax years are currently under examination by Canadian tax authorities.

Torchmark has net operating loss carryforwards of approximately $33.3 million at December 31, 2009 which will begin to expire in 2021 if not otherwise used to offset future taxable income. In addition, Torchmark has a net capital loss carryover of $36.8 million at December 31, 2009 of which $18.1 million will expire in 2010 if not otherwise utilized to offset capital gains. A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded relating to Torchmark’s deferred tax assets since, in management’s judgment, Torchmark will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

As noted in Note 1 – Significant Accounting Policies, effective January 1, 2007, Torchmark adopted new accounting guidance providing a methodology for the financial statement recognition and measurement of uncertain income tax positions taken or expected to be taken in a tax return. As a result of the adoption, Torchmark recognized a $2.3 million decrease to its liability for unrecognized tax benefits. This decrease was accounted for as an adjustment to the January 1, 2007 balance of “Retained earnings” on the Consolidated Balance Sheet. Including the cumulative effect decrease at January 1, 2007, Torchmark had approximately $12.3 million of total gross unrecognized tax benefits, excluding $6.0 million of accrued interest expense net of Federal tax benefits. If recognized in future periods, $1.2 million of the gross unrecognized tax benefits as of January 1, 2007 would have reduced the effective tax rate. The remaining $11.1 million related to timing differences which, if recognized, would have had no effect on the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding effects of accrued interest, net of Federal tax benefits) for the years 2007 through 2009 is as follows:

	2009	2008	2007
Balance at January 1,	$8,481	$8,672	$12,263
Increase based on tax positions taken in current period	73	361	361
Increase related to tax positions taken in prior periods	-0-	-0-	17
Decrease related to tax positions taken in prior periods	(4,594)	(436)	(3,969)
Decrease due to settlements	-0-	(116)	-0-

Balance at December 31,	$3,960	$8,481	$8,672

If recognized in future periods, $145 thousand, $518 thousand, and $882 thousand of the balances at December 31, 2009, 2008, and 2007, respectively, would reduce the effective tax rate. The remaining balances relate to timing differences which, if recognized, would have no effect on the Company’s effective tax rate.

Torchmark’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized interest income of $1.7 million, $11.9 million, and $735 thousand, net of Federal income tax benefits, in its Consolidated Statements of Operations for 2009, 2008, and 2007, respectively. The Company had an accrued interest receivable of $3.9 million and $10.9 million, net of Federal income tax benefits, as of 2009 and 2008, respectively. The Company had no accrued penalties at December 31, 2009 or 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits

Pension Plans:    Torchmark has noncontributory retirement benefit plans and contributory savings plans which cover substantially all employees. There are also two nonqualified, noncontributory supplemental benefit pension plans which cover a limited number of employees. The total cost of these retirement plans charged to operations was as follows:

Year Ended December 31,	Defined Contribution Plans	Defined Benefit Pension Plans
2009	$3,511	$17,912
2008	2,988	8,918
2007	2,925	7,621

Torchmark accrues expense for the defined contribution plans based on a percentage of the employees’ contributions. The plans are funded by the employee contributions and a Torchmark contribution equal to the amount of accrued expense. Plan contributions are both mandatory and discretionary, depending on the terms of the plan.

Cost for the defined benefit pension plans has been calculated on the projected unit credit actuarial cost method. All plan measurements for the defined benefit plans are as of December 31 of the respective year. The defined benefit pension plans covering the majority of employees are funded. Contributions are made to funded pension plans subject to minimums required by regulation and maximums allowed for tax purposes. Defined benefit plan contributions were $15 million in 2009, $63 million in 2008, and $13 million in 2007. Torchmark estimates as of December 31, 2009 that it will contribute an amount not to exceed $20 million to these plans in 2010. The actual amount of contribution may be different from this estimate.

In January, 2007, Torchmark approved and implemented a new Supplemental Executive Retirement Plan (SERP), which provides to a limited number of executives an additional supplemental defined pension benefit. The supplemental benefit is based on the participant’s qualified plan benefit without consideration to the regulatory limits on compensation and benefit payments applicable to qualified plans, except that eligible compensation is capped at $1 million. The SERP is unfunded. However, life insurance policies on the lives of plan participants were established during 2009 for this plan with an unaffiliated insurance carrier. The premiums for this coverage paid in 2009 were $11 million. Because this plan is unqualified, the policyholder value of these policies is not included as defined benefit plan assets but as assets of the Company. The liability for this SERP at December 31, 2009 was $32 million and was $28 million a year earlier. Subsequent to December 31, 2009, the Company contributed an additional $21 million into a “Rabbi Trust” for this plan.

The other supplemental benefit pension plan is limited to a very select group of employees and was closed as of December 31, 1994. It provides the full benefits that an employee would have otherwise received from a defined benefit plan in the absence of the limitation on benefits payable under a qualified plan. This plan is unfunded. Liability for this closed plan was $4 million at December 31, 2009 and $5 million at December 31, 2008. Pension cost for both supplemental defined benefit plans is determined in the same manner as for the qualified defined benefit plans.

Plan assets in the funded plan consist primarily of investments in marketable fixed maturities and equity securities and are valued at fair value. Torchmark measures the fair value of its financial assets, including the assets in its benefit plans, in accordance with accounting guidance which establishes a hierarchy for asset values and provides a methodology for the measurement of value. Please refer to Note 3—Investments under the caption Fair Value Measurements for a complete discussion of valuation procedures. The following table presents the assets of Torchmark’s defined benefit pension plans for the years ended December 31, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

Pension Assets by Component at December 31, 2009

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Equity securities:
Consumer, Non-Cyclical	$12,606			$12,606	6%
Financial	23,440			23,440	11
Utilities	3,554			3,554	2
Industrial	7,973			7,973	4
Technology	7,801			7,801	4
Other	2,774			2,774	1

Total equity securities	58,148			58,148	28

Corporate bonds	10,174	$118,786	$3,078	132,038	62
Other bonds		813		813	0
Guaranteed annuity contract		10,492		10,492	5
Short-term investments	8,176			8,176	4
Other	2,210			2,210	1

Grand Total	$78,708	$130,091	$3,078	$211,877	100%

Pension Assets by Component at December 31, 2008
	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Equity securities:
Consumer, Non-Cyclical	$9,520			$9,520	5%
Financial	25,649			25,649	15
Energy	4,267			4,267	2
Industrial	7,877			7,877	5

Total equity securities	47,313			47,313	27

Corporate bonds	9,203	$61,214		70,417	40
Other bonds		860		860	0
Guaranteed annuity contract		9,997		9,997	6
Short-term investments	44,802			44,802	26
Other	1,312			1,312	1

Grand Total	$102,630	$72,071	-0-	$174,701	100%

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

Short-term divergences due to rapid market movements are allowed. In recent periods, our holdings in equities declined while our holdings in fixed maturities increased. The $63 million contribution in 2008 and the $15 million contribution in 2009 were invested primarily in fixed maturities. The decline in equity values in both years was also a contributing factor. While equity values have recovered somewhat in 2009, fixed maturity values have also increased. Our asset allocation targets are currently under review.

Portfolio risk is managed through quality standards, diversification, and continuous monitoring. Equities must be listed on major exchanges and adequate market liquidity is required. Fixed maturities must be rated investment grade at purchase by a major rating agency. Short-term investments in commercial paper must be rated at least A-2 by Standard & Poor’s with the issuer rated investment grade. Invested cash is limited to banks rated A or higher. Investments outside of the aforementioned list are not permitted, except by prior approval of the Plan’s Trustees. At December 31, 2009, there were no restricted investments contained in the portfolio.

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

Weighted Average Pension Plan Assumptions

For Benefit Obligations at December 31:
	2009	2008
Discount Rate	6.31%	6.31%
Rate of Compensation Increase	3.79	3.84

For Periodic Benefit Cost for the Year:

	2009	2008	2007
Discount Rate	6.31%	6.62%	6.15%
Expected Long-Term Returns	7.95	7.94	9.00
Rate of Compensation Increase	3.84	3.91	3.85

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

Net periodic pension cost for the defined benefit plans by expense component was as follows:

	Year Ended December 31,
	2009	2008	2007
Service cost—benefits earned during the period	$7,571	$7,621	$8,221
Interest cost on projected benefit obligation	14,490	14,279	13,360
Expected return on assets	(15,577)	(15,939)	(17,010)
Net amortization	11,428	2,957	3,050

Net periodic pension cost	$17,912	$8,918	$7,621

An analysis of the impact on other comprehensive income (loss) is as follows:

	2009	2008
Balance at January 1	$(121,704)	$(66,551)

Amortization of:
Prior service cost	2,060	2,078
Net actuarial (gain) loss	9,166	976
Transition obligation	(7)	(7)

Total amortization	11,219	3,047

Experience gain(loss)	16,811	(58,200)

Balance at December 31	$(93,674)	$(121,704)

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

	Pension Benefits For the year ended December 31,
	2009	2008
Changes in benefit obligation:
Obligation at beginning of year	$230,390	$224,539
Service cost	7,571	7,621
Interest cost	14,490	14,280
Amendments	411	-0-
Actuarial loss (gain)	6,485	1,719
Benefits paid	(17,188)	(17,769)

Obligation at end of year	242,159	230,390

Changes in plan assets:
Fair value at beginning of year	174,701	170,440
Return on assets	39,078	(40,555)
Contributions	15,286	62,585
Benefits paid	(17,188)	(17,769)

Fair value at end of year	$211,877	$174,701

Funded status at year end	$(30,282)	$(55,689)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss (gain)	$83,062	$109,423
Prior service cost	10,624	12,300
Transition obligation	(12)	(19)

Net amounts recognized at year end	$93,674	$121,704

The portion of other comprehensive income that is expected to be reflected in pension expense in 2010 is as follows:

Amortization of prior service cost	$2,098
Amortization of net loss (gain)	7,916
Amortization of transition obligation	(7)

Total	$10,007

The accumulated benefit obligation (ABO) for Torchmark’s funded defined benefit pension plans was $191 million and $184 million at December 31, 2009 and 2008, respectively. In the unfunded plans, the ABO was $27 million at December 31, 2009 and $24 million at December 31, 2008.

Torchmark has estimated its expected pension benefits to be paid over the next ten years as of December 31, 2009. These estimates use the same assumptions that measure the benefit obligation at December 31, 2009, taking estimated future employee service into account. Those estimated benefits are as follows:

For the year(s)
2010	$11,825
2011	12,206
2012	12,604
2013	13,434
2014	14,276
2015-2019	86,716

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

The components of net periodic postretirement benefit cost for plans other than pensions are as follows:

	Year Ended December 31,
	2009	2008	2007
Service cost	$641	$654	$646
Interest cost on accumulated postretirement benefit obligation	947	978	968
Expected return on plan assets	-0-	-0-	-0-
Amortization of prior service cost	-0-	-0-	-0-
Recognition of net actuarial (gain) loss	283	(330)	(795)

Net periodic postretirement benefit cost	$1,871	$1,302	$819

The following table presents a reconciliation of the benefit obligation and plan assets from the beginning to the end of the year. As these plans are unfunded and all amounts are recognized, funded status is equivalent to the accrued benefit liability.

	Benefits Other Than Pensions For the year ended December 31,
	2009	2008
Changes in benefit obligation:
Obligation at beginning of year	$14,919	$14,243
Service cost	641	654
Interest cost	947	978
Actuarial loss (gain)	283	(330)
Benefits paid	(450)	(626)

Obligation at end of year	16,340	14,919

Changes in plan assets:
Fair value at beginning of year	-0-	-0-
Return on assets	-0-	-0-
Contributions	450	626
Benefits paid	(450)	(626)

Fair value at end of year	-0-	-0-

Funded status at year end	$(16,340)	$(14,919)

No amounts were unrecognized at the respective year ends.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

The table below presents the assumptions used to determine the liabilities and costs of Torchmark’s post-retirement benefit plans other than pensions.

Weighted Average Assumptions for Post-Retirement

Benefit Plans Other Than Pensions

For Benefit Obligations at December 31:
	2009	2008
Discount Rate	6.60%	6.60%
Rate of Compensation Increase	4.50	4.50

For Periodic Benefit Cost for the Year:
	2009	2008	2007
Discount Rate	6.60%	6.61%	6.22%
Rate of Compensation Increase	4.50	4.50	4.50

For measurement purposes of the healthcare benefits, a range of 7-10% annual rate of increase in per capita cost of covered healthcare benefits was assumed for the years 2007 through 2009. Torchmark has assumed that the health care cost trend rate will remain stable at the 7-10% range in future periods. This trend rate assumption could have a significant effect on the amounts reported. However, because participants substantially pay the cost of this benefit, a 1% increase or decrease in the health care cost trend rate is not expected to have a significant effect in the service and interest cost components.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 10—Debt

The following table presents information about the terms and outstanding balances of Torchmark’s debt.

Selected Information about Debt Issues

				As of December 31,
				2009				2008
Instrument	Annual Percentage Rate	Issue Date	Periodic Interest Payments Due	Outstanding Principle (Par Value)	Outstanding Principle (Book Value)	Outstanding Principle (Fair Value)		Outstanding Principle (Book Value)
Notes, due 5/15/23(1)(2)	7.875%	5/93	5/15 & 11/15	$165,612	$163,119	$166,478		$163,019
Notes, due 8/1/13(1)(2)	7.375%	7/93	2/1 & 8/1	94,050	93,585	102,586		93,479
Senior Notes, due 6/15/16(1)(8)	6.375%	6/06	6/15 & 12/15	250,000	247,104	255,318		246,754
Senior Notes, due 6/15/19(1)(8)	9.250%	6/09	6/15 & 12/15	300,000	296,423	343,137		-0-
Issue Expenses(3)				-0-	(4,181)	-0-		(4,203)

Subtotal long-term debt				809,662	796,050	867,519		499,049

Senior Debentures, due 8/15/09(1)(2) (9)	8.250%	8/89	2/15 & 8/15	-0-	-0-	-0-		99,471

Junior Subordinated
Debentures due 6/1/46(4)(5)	7.100%	6/06	quarterly(6)	123,711	123,711	120,000	(7)	123,711

Total funded debt				933,373	919,761	987,519		722,231

Commercial Paper(9)				233,381	233,307	233,307		304,236

				$1,166,754	$1,153,068	$1,220,826		$1,026,467

(1)	All securities other than the Junior Subordinated Debentures have equal priority with one another.
(2)	Not callable.
(3)	Unamortized issue expenses related to Trust Preferred Securities.
(4)	Junior Subordinated Debentures are classified as “Due to affiliates” and are junior to other securities in priority of payment.
(5)	Earliest call date is June 1, 2011.
(6)	Quarterly payments on the first day of March, June, Sept., and Dec.
(7)	Fair value of Trust Preferred Securities.
(8)	Callable subject to “make-whole” premium.
(9)	Classified as short-term debt. Senior debentures due 2009 were classified as short-term debt in 2008.

The amount of debt that becomes due during each of the next five years is: 2010—$233 million; 2011—$0; 2012—$0; 2013—$94 million; 2014—$0 and thereafter—$839 million.

Funded debt:    During 2006, Torchmark established Torchmark Capital Trust III (Trust III) to facilitate the public offering of 4.8 million shares of $25 par value Trust Preferred Securities. Trust III completed the offering on June 8, 2006 for total proceeds of $120 million. It then exchanged $3.7 million of its common stock and the $120 million of proceeds from the offering for $123.7 million of Torchmark Junior Subordinated Debentures, due June 1, 2046. Trust III pays quarterly dividends on the Trust Preferred Securities at an annual rate of 7.1%, and receives quarterly payments at the same annual rate from Torchmark on the Junior Subordinated Debentures. All payments due to be paid by Trust III on the Trust Preferred Securities are guaranteed by Torchmark (see Note 14). The securities are redeemable on June 1, 2046, and first callable by Trust III on June 1, 2011.

Trust III is a variable interest entity in which Torchmark is not the primary beneficiary. Therefore, Torchmark is prohibited by accounting rules from consolidating Trust III even though it has 100% ownership, complete voting control, and has guaranteed the performance of Trust III. Accordingly,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 10—Debt (continued)

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

Commercial Paper:    In 2004, Torchmark entered into a credit facility with a group of lenders allowing unsecured borrowings and stand-by letters of credit up to $600 million. This agreement is set to terminate on August 31, 2011. Effective as of December 31, 2008, the Company has the ability to request up to $200 million in letters of credit to be issued against the facility. The credit facility is further designated as a back-up credit line for a commercial paper program, whereby Torchmark may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million less any letters of credit issued. Interest is charged at variable rates. At December 31, 2009, Torchmark had $233 million face amount ($233 million carrying amount) of commercial paper outstanding, $200 million of letters of credit issued, and no borrowings under the line of credit. During 2009, the short term borrowings under the facility averaged approximately $251 million, and were made at an average yield of 1.10%, compared with an average balance of $229 million at an average yield of 3.5% a year earlier. The facility does not have a ratings-based acceleration trigger which would require early payment. A facility fee is charged for the entire $600 million facility at a rate of 10 basis points. For letters of credit issued, there is an issuance fee of 27.5 basis points. Additionally, if borrowings on both the line of credit and letters of credit exceed 50% of the total $600 million facility, there is a usage fee of 10 basis points. Torchmark is subject to certain covenants for the agreements regarding capitalization and earnings, with which it was in compliance at December 31, 2009 and throughout the three-year period ended December 31, 2009. Borrowings on this facility are reported as short-term debt on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 11—Shareholders’ Equity

Share Data: A summary of preferred and common share activity is as follows:

	Preferred Stock		Common Stock
	Issued	Treasury Stock	Issued	Treasury Stock
2007:
Balance at January 1, 2007	-0-	-0-	99,874,748	(1,760,121)
Grants of restricted stock				10,000
Issuance of common stock due to exercise of stock options				967,227
Treasury stock acquired				(6,916,439)
Retirement of treasury stock			(5,000,000)	5,000,000

Balance at December 31, 2007	-0-	-0-	94,874,748	(2,699,333)
2008:
Grants of restricted stock	-0-	-0-		54,382
Issuance of common stock due to exercise of stock options				602,550
Treasury stock acquired				(8,124,700)
Retirement of treasury stock			(9,000,000)	9,000,000

Balance at December 31, 2008	-0-	-0-	85,874,748	(1,167,101)
2009:
Grants of restricted stock				76,707
Issuance of common stock due to exercise of stock options				126,172
Treasury stock acquired				(2,069,800)
Retirement of treasury stock			(2,000,000)	2,000,000

Balance at December 31, 2009	-0-	-0-	83,874,748	(1,034,022)

Acquisition of Common Shares:    Torchmark shares are acquired from time to time through open market purchases under the Torchmark stock repurchase program when it is believed to be the best use of Torchmark’s excess cash flows. Torchmark suspended its share repurchase program indefinitely during the first quarter of 2009. Share repurchases under this program were 2.1 million shares at a cost of $47 million in 2009, 7.6 million shares at a cost of $427 million in 2008, and 6.1 million shares at a cost of $402 million in 2007. When stock options are exercised, proceeds from the exercises are generally used to repurchase approximately the number of shares available with those funds in order to reduce dilution. Shares repurchased for dilution purposes were 20 thousand shares at a cost of $869 thousand in 2009, 487 thousand shares at a cost of $29 million in 2008, and 767 thousand shares at a cost of $50 million in 2007.

Retirement of Treasury Stock:    Torchmark retired 2 million shares of treasury stock in December, 2009, 9 million in 2008, and 5 million in 2007.

Restrictions:    Restrictions exist on the flow of funds to Torchmark from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. Dividends from insurance subsidiaries of Torchmark are limited to the greater of prior year statutory net gain from operations not including realized capital gains on an annual noncumulative basis, or 10% of prior year surplus, in the absence of special regulatory approval. Additionally, insurance company distributions are generally not permitted in excess of statutory surplus. Subsidiaries are also subject to certain minimum capital requirements. In 2009, subsidiaries of Torchmark paid $355 million in dividends to the parent company. During 2010, a maximum amount of $360 million is expected to be available to Torchmark from subsidiaries without regulatory approval.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 11—Shareholders’ Equity (continued)

Earnings Per Share:    A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	2009	2008	2007
Basic weighted average shares outstanding	83,033,589	88,052,650	94,317,142
Weighted average dilutive options outstanding	-0-	463,445	1,528,855

Diluted weighted average shares outstanding	83,033,589	88,516,095	95,845,997

Stock options to purchase 9.4 million shares, 3.5 million shares, and 432 thousand shares during the years 2009, 2008, and 2007, respectively, are considered to be anti-dilutive and are excluded from the calculation of diluted earnings per share. Income available to common shareholders for basic earnings per share is equivalent to income available to common shareholders for diluted earnings per share.

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

An analysis of shares available for grant is as follows:

	Available for Grant
	2009	2008	2007
Balance at January 1	2,136,806	3,136,000	465,224
Adoption of 2007 Plan	-0-	-0-	3,250,000
Cancelled on termination of prior plans	-0-	-0-	(36,812)
Expired and forfeited during year*	25,000	8,000	15,300
Options granted during year	(928,850)	(949,750)	(547,712)
Restricted stock and restricted stock units granted during year	(83,263)	(57,444)	(10,000)

Balance at December 31	1,149,693	2,136,806	3,136,000

* Options expired and forfeited are limited to shares in the 2007 Plan, as no shares are available from previous plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 12—Stock-Based Compensation (continued)

A summary of stock compensation activity for each of the years in the three years ended December 31, 2009 is presented below:

	2009	2008	2007
Stock-based compensation expense recognized*	$9,860	$10,823	$8,106
Tax benefit recognized	3,451	3,788	2,837
Weighted-average grant-date fair value of options granted	5.50	8.87	12.58
Intrinsic value of options exercised	1,088	10,700	19,924
Cash received from options exercised	4,431	25,472	42,635
Actual tax benefit received from exercises	381	3,745	6,973

* No stock-based compensation expense was capitalized in any period.

An analysis of option activity for each of the three years ended December 31, 2009 is as follows:

	2009		2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding-beginning of year	9,720,974	$53.40	9,393,920	$51.80	9,828,735	$50.30
Granted	928,850	24.05	949,750	62.50	547,712	65.26
Exercised	(126,172)	35.12	(602,550)	42.27	(967,227)	44.08
Expired and forfeited	(183,667)	49.32	(20,146)	61.12	(15,300)	59.55

Outstanding-end of year	10,339,985	$51.06	9,720,974	$53.40	9,393,920	$51.80

Exercisable at end of year	8,256,242	$52.47	8,081,855	$51.57	8,003,842	$50.44

A summary of restricted stock and restricted stock units granted during each of the years in the three year period ended December 31, 2009 is presented in the table below. Restricted stock holders are entitled to dividends on the stock and holders of restricted stock units are entitled to dividend equivalents. All grants vest over five years.

	2009	2008	2007
Executives restricted stock:
Shares	75,500	53,500	10,000
Price per share	$23.50	$62.68	$68.18
Aggregate value	$1,774,250	$3,353,380	$681,800
Percent vested as of 12/31/09	0%	20%	40%

Directors restricted stock:
Shares	1,207	882	N/A
Price per share	$44.89	$60.14
Aggregate value	$54,182	$53,043
Percent vested as of 12/31/09	100%	100%

Directors restricted stock units (including dividend equivalents):
Shares	6,399	3,062	N/A
Price per share	$44.89	$60.08
Aggregate value	$287,251	$183,984
Percent vested as of 12/31/09	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 12—Stock-Based Compensation (continued)

Additional information about Torchmark’s stock-based compensation as of December 31, 2009 and 2008 is as follows:

	2009	2008
Outstanding options:
Weighted-average remaining contractual term (in years)	3.33	3.98
Aggregate intrinsic value	$24,407	$8,532

Exercisable options:
Weighted-average remaining contractual term (in years)	2.80	3.65
Aggregate intrinsic value	$5,987	$8,061

Unrecognized compensation*	$10,822	$13,661
Weighted average period of expected recognition (in years)*	1.72	1.67

*	Includes restricted stock

Additional information concerning Torchmark’s unvested options is as follows at December 31:

	2009	2008
Number of shares outstanding	2,083,743	1,639,119
Weighted-average exercise price (per share)	$45.50	$62.45
Weighted-average remaining contractual term (in years)	5.42	5.60
Aggregate intrinsic value	$18,419	$1,636

Torchmark expects that substantially all unvested options will vest.

The following table summarizes information about stock options outstanding at December 31, 2009.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$19.81 – $33.04	943,105	5.89	$23.68	50,630	$26.63
34.00 – 38.79	522,642	2.88	37.50	494,517	37.49
41.26 – 42.56	714,920	1.63	41.27	713,837	41.27
44.89 – 54.50	893,733	3.66	45.36	857,902	45.37
54.77 – 54.77	3,638,025	2.24	54.77	3,638,025	54.77
55.05 – 55.80	961,056	2.80	55.49	946,459	55.49
56.24 – 59.75	883,892	4.51	56.50	881,334	56.50
62.68 – 62.68	875,250	5.10	62.68	2,500	62.68
63.70 – 68.18	907,362	3.97	64.63	671,038	64.37

$19.81 – $68.18	10,339,985	3.33	$51.06	8,256,242	$52.47

No equity awards were cash settled during the three years ended December 31, 2009.

Note 13—Business Segments

Torchmark’s reportable segments are based on the insurance product lines it markets and administers: life insurance, health insurance, and annuities. These major product lines are set out as reportable segments because of the common characteristics of products within these categories, comparability of margins, and the similarity in regulatory environment and management techniques. There is also an investment segment which manages the investment portfolio, debt, and cash flow for the insurance segments and the corporate function. Torchmark’s chief operating decision maker evaluates the overall performance of the operations of the Company in accordance with these segments.

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

Torchmark Corporation

Premium Income By Distribution Channel

	For the Year 2009
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$28,498	2	$326,442	32	$541	6	$355,481	13
Liberty National Exclusive	298,485	18	388,522	38			687,007	25
American Income Exclusive	507,899	31	75,097	7			582,996	22
Direct Response	536,878	32	46,555	5			583,433	22
Medicare Part D			183,586	18			183,586	7
Other	288,010	17			9,177	94	297,187	11

	$1,659,770	100	$1,020,202	100	$9,718	100	$2,689,690	100

	For the Year 2008
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$31,855	2	$356,853	32	$622	4	$389,330	14
Liberty National Exclusive	304,262	19	475,905	42			780,167	28
American Income Exclusive	473,784	29	73,423	6			547,207	20
Direct Response	511,165	32	45,123	4			556,288	20
Medicare Part D			175,633	16			175,633	7
Other	295,738	18			13,771	96	309,509	11

	$1,616,804	100	$1,126,937	100	$14,393	100	$2,758,134	100

	For the Year 2007
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$35,828	2	$388,410	31	$602	3	$424,840	15
Liberty National Exclusive	309,509	20	528,120	43			837,629	29
American Income Exclusive	440,164	28	70,671	6			510,835	18
Direct Response	484,176	31	42,338	3			526,514	19
Medicare Part D			214,589	17			214,589	8
Other	300,287	19			19,868	97	320,155	11

	$1,569,964	100	$1,244,128	100	$20,470	100	$2,834,562	100

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

The measure of profitability for the Investment segment is excess investment income, which represents the income earned on the investment portfolio in excess of net policy requirements and financing costs associated with Torchmark’s debt. Other than the above-mentioned interest allocations and an intersegment commission, there are no other intersegment revenues or expenses. Expenses directly attributable to corporate operations are included in the “Corporate” category. Stock-based compensation expense is considered a corporate expense by Torchmark management and is included in this category. All other unallocated revenues and expenses on a pretax basis, including insurance administrative expense, are included in the “Other” segment category. The following tables set forth a reconciliation of Torchmark’s revenues and operations by segment to its major income statement line items.

	For the Year 2009
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,659,770	$1,020,202	$9,718				$(2,491	)(1)	$2,687,199
Net investment income				$674,651			264	(2)	674,915
Other income					$2,936		(994	)(4)	1,942

Total revenue	1,659,770	1,020,202	9,718	674,651	2,936		(3,221)		3,364,056
Expenses:
Policy benefits	1,094,533	679,810	40,948				(2,491	)(1)	1,812,800
Required interest on net reserves	(432,875)	(34,243)	(48,805)	515,923					-0-
Amortization of acquisition costs	476,440	147,151	13,912	(208,250)					429,253
Commissions and premium tax	74,783	57,074	267				(994	)(4)	131,130
Insurance administrative expense(3)					154,284		355	(5)	154,639
Parent expense						$9,590			9,590
Stock-based compensation expense						9,860			9,860
Interest expense				69,668			264	(2)	69,932

Total expenses	1,212,881	849,792	6,322	377,341	154,284	19,450	(2,866)		2,617,204

Subtotal	446,889	170,410	3,396	297,310	(151,348)	(19,450)	(355)		746,852
Nonoperating items							355	(5)	355

Measure of segment profitability (pretax)	$446,889	$170,410	$3,396	$297,310	$(151,348)	$(19,450)	$-0-		$747,207

Deduct applicable income taxes									(251,627)

Segment profits after tax									495,580

Add back income taxes applicable to segment profitability									251,627
Add (deduct) realized investment gains (losses)									(141,659)
Deduct loss on Company-occupied property(5)									(355)

Pretax income per Consolidated Statement of Operations									$605,193

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to accounting rule requiring deconsolidation of Trust Preferred Securities.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Loss on Company-occupied property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Business Segments (continued)

	For the Year 2008
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,616,804	$1,126,937	$14,393				$122	(1)	$2,758,256
Net investment income				$671,231			264	(2)	671,495
Other income					$4,154		517	(4,5,6)	4,671

Total revenue	1,616,804	1,126,937	14,393	671,231	4,154		903		3,434,422
Expenses:
Policy benefits	1,073,920	759,466	39,407				122	(1)	1,872,915
Required interest on net reserves	(411,216)	(32,029)	(37,052)	480,297					-0-
Amortization of acquisition costs	448,635	131,541	18,320	(200,172)					398,324
Commissions and premium tax	73,690	73,248	141				(1,098)	(4)	145,981
Insurance administrative expense(3)					159,283		2,129	(7)	161,412
Parent expense						$10,455	2,522	(5)	12,977
Stock-based compensation expense						10,823			10,823
Interest expense				62,965			264	(2)	63,229

Total expenses	1,185,029	932,226	20,816	343,090	159,283	21,278	3,939		2,665,661

Subtotal	431,775	194,711	(6,423)	328,141	(155,129)	(21,278)	(3,036)		768,761
Nonoperating items							3,036	(5,6,7)	3,036

Measure of segment profitability (pretax)	$431,775	$194,711	$(6,423)	$328,141	$(155,129)	$(21,278)	$-0-		771,797

Deduct applicable income taxes									(258,510)

Segment profits after tax									513,287

Add back income taxes applicable to segment profitability									258,510
Add (deduct) realized investment gains (losses)									(107,504)
Deduct cost of legal settlements(5)									(1,185)
Add gain on sale of agency buildings(6)									278
Deduct loss on Company-occupied property(7)									(2,129)

Pretax income per Consolidated Statement of Operations									$661,257

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to accounting rule requiring deconsolidation of Trust Preferred Securities.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Legal settlements from litigation related to prior years.
(6)	Gain from sale of agency buildings.
(7)	Loss on Company-occupied property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Business Segments (continued)

	For the Year 2007
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,569,964	$1,244,128	$20,470				$(7,331)	(1)	$2,827,231
Net investment income				$648,562			264	(2)	648,826
Other income					$4,313		3,593	(4,5,6)	7,906

Total revenue	1,569,964	1,244,128	20,470	648,562	4,313		(3,474)		3,483,963
Expenses:
Policy benefits	1,039,278	842,432	28,049				(7,331)	(1)	1,902,428
Required interest on net reserves	(388,024)	(28,065)	(31,666)	447,755					-0-
Amortization of acquisition costs	429,381	137,254	14,631	(190,255)					391,011
Commissions and premium tax	72,291	84,253	119				(1,180)	(4)	155,483
Insurance administrative expense(3)					154,552		933	(5)	155,485
Parent expense						$9,815			9,815
Stock-based compensation expense						8,106			8,106
Interest expense				67,300			264	(2)	67,564

Total expenses	1,152,926	1,035,874	11,133	324,800	154,552	17,921	(7,314)		2,689,892

Subtotal	417,038	208,254	9,337	323,762	(150,239)	(17,921)	3,840		794,071
Nonoperating items							(3,840)	(5,6)	(3,840)

Measure of segment profitability (pretax)	$417,038	$208,254	$9,337	$323,762	$(150,239)	$(17,921)	$-0-		790,231

Deduct applicable income taxes									(268,118)

Segment profits after tax									522,113

Add back income taxes applicable to segment profitability									268,118
Add (deduct) realized investment gains (losses)									2,734
Deduct cost of legal settlements(5)									(418)
Add gain from sale of agency buildings(6)									4,258

Pretax income per income statement									$796,805

(1)    Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.

(2)    Reclassification of interest amount due to accounting rule requiring deconsolidation of Trust Preferred Securities.

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

Analysis of Profitability by Segment

	2009	2008	2007	2009 Change	%	2008 Change	%
Life insurance underwriting margin	$446,889	$431,775	$417,038	$15,114	4	$14,737	4
Health insurance underwriting margin	170,410	194,711	208,254	(24,301)	(12)	(13,543)	(7)
Annuity underwriting margin	3,396	(6,423)	9,337	9,819		(15,760)
Other insurance:
Other income	2,936	4,154	4,313	(1,218)	(29)	(159)	(4)
Administrative expense	(154,284)	(159,283)	(154,552)	4,999	(3)	(4,731)	3
Excess investment income	297,310	328,141	323,762	(30,831)	(9)	4,379	1
Corporate and adjustments	(19,450)	(21,278)	(17,921)	1,828	(9)	(3,357)	19

Pre-tax total	747,207	771,797	790,231	(24,590)	(3)	(18,434)	(2)
Applicable taxes	(251,627)	(258,510)	(268,118)	6,883	(3)	9,608	(4)

After-tax total	495,580	513,287	522,113	(17,707)	(3)	(8,826)	(2)
Realized gains (losses) (after tax)	(93,254)	(69,878)	1,777	(23,376)		(71,655)
Gain on sale of agency buildings (after tax)	-0-	181	2,768	(181)		(2,587)
Tax settlements (after tax)	2,858	10,823	1,149	(7,965)		9,674
Net proceeds (cost) from legal settlements (after tax)	-0-	(770)	(272)	770		(498)
Loss on writedown of Company-occupied property (after tax)	(231)	(1,384)	-0-	1,153		(1,384)

Net Income	$404,953	$452,259	$527,535	$(47,306)	(10)	$(75,276)	(14)

Assets for each segment are reported based on a specific identification basis. The insurance segments’ assets contain deferred acquisition costs (including the value of insurance purchased) and separate account assets. The investment segment includes the investment portfolio, cash, and accrued investment income. Goodwill is assigned to the insurance segments at the time of purchase based on the excess of cost over the fair value of assets acquired for the benefit of that segment. All other assets, representing less than 2% of total assets, are included in the other category. The table below reconciles segment assets to total assets as reported in the consolidated financial statements.

Torchmark Corporation

Assets By Segment

	At December 31, 2009
	Life	Health	Annuity	Investment	Other	Consolidated
Cash and invested assets				$10,739,105		$10,739,105
Accrued investment income				179,132		179,132
Deferred acquisition costs	$2,786,660	$577,210	$93,268			3,457,138
Goodwill	333,172	87,282	3,065			423,519
Separate account assets			792,823			792,823
Other assets					$432,042	432,042

Total assets	$3,119,832	$664,492	$889,156	$10,918,237	$432,042	$16,023,759

	At December 31, 2008
	Life	Health	Annuity	Investment	Other	Consolidated
Cash and invested assets				$8,443,601		$8,443,601
Accrued investment income				176,068		176,068
Deferred acquisition costs	$2,657,422	$597,292	$140,497			3,395,211
Goodwill	333,172	87,282	3,065			423,519
Separate account assets			758,023			758,023
Other assets					$332,628	332,628

Total assets	$2,990,594	$684,574	$901,585	$8,619,669	$332,628	$13,529,050

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Commitments and Contingencies

Reinsurance:    Insurance affiliates of Torchmark reinsure that portion of insurance risk which is in excess of their retention limits. Retention limits for ordinary life insurance range up to $2.0 million per life. Life insurance ceded represented .9% of total life insurance in force at December 31, 2009. Insurance ceded on life and accident and health products represented .4% of premium income for 2009. Torchmark would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

Insurance affiliates also assume insurance risks of other companies. Life reinsurance assumed represented 1.3% of life insurance in force at December 31, 2009 and reinsurance assumed on life and accident and health products represented .7% of premium income for 2009.

Leases:    Torchmark leases office space and office equipment under a variety of operating lease arrangements. Rental expense for operating leases was $4.9 million in 2009, $5.1 million in 2008, and $6.0 million in 2007. Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 2009 were as follows: 2010, $4.1 million; 2011, $2.5 million; 2012, $2.1 million; 2013, $1.9 million; 2014, $1.1 million; and in the aggregate, $16.6 million.

Low-Income Housing Tax Credit Interests:    As described in Note 1, Torchmark has invested $169 million in entities which provide certain tax benefits. As of December 31, 2009, Torchmark remained obligated under these commitments for $38 million, of which $28 million is due in 2010, $7 million in 2011, and $3 million in 2012.

Concentrations of Credit Risk:    Torchmark maintains a diversified investment portfolio with limited concentration in any given issuer. At December 31, 2009, the investment portfolio, at fair value, consisted of the following:

Investment-grade corporate securities	76%
Securities of state and municipal governments	10
Below-investment-grade securities	6
Policy loans, which are secured by the underlying insurance policy values	4
Short-term investments, which generally mature within one month	3
Other fixed maturities, equity securities, mortgages, real estate, and other long-term investments	1

100%

As of December 31, 2009, securities of state and municipal governments represented 10% of invested assets at fair value. Such investments are made throughout the U.S. At year-end 2009, 5% or more of the state and municipal bond portfolio at fair value was invested in securities issued within the following states: Texas (31%), Washington (8%), Illinois (7%), Ohio (6%), Alabama (6%), and Pennsylvania (5%). Otherwise, there was no significant concentration within any given state.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Commitments and Contingencies (continued)

Corporate debt and equity investments are made in a wide range of industries. Below are the ten largest industry concentrations held in the corporate portfolio at December 31, 2009, based on fair value:

Insurance carriers	19%
Banks	17
Electric utilities	14
Oil and gas extraction	7
Telecommunications	4
Pipelines	4
Mining	4
Transportation	3
Chemicals	3
Gas utilities	2

At year-end 2009, 6% of invested assets was represented by fixed maturities rated below investment grade (BB or lower as determined by the weighted average of available ratings from rating services. Par value of these investments was $1.1 billion, amortized cost was $824 million, and fair value was $585 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in market value of the securities.

Collateral Requirements:    Torchmark requires collateral for investments in instruments where collateral is available and is typically required because of the nature of the investment. Torchmark’s mortgages are secured by the underlying real estate.

Guarantees:    At December 31, 2009, Torchmark had in place six guarantee agreements, all of which were either parent company guarantees of subsidiary obligations to a third party, or parent company guarantees of obligations between wholly-owned subsidiaries. As of December 31, 2009, Torchmark had no liability with respect to these guarantees.

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

Letters of Credit:    Torchmark has guaranteed letters of credit in connection with its credit facility with a group of banks. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Torchmark insurance companies. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Torchmark’s insurance carriers. The agreement expires in 2011. The maximum amount of letters of credit available is $200 million. Torchmark (parent company) would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. At December 31, 2009, $200 million of letters of credit were outstanding.

Agent Receivables:    In 2009, Torchmark issued a guarantee to TMK Re, Ltd., which purchased certain agents’ receivables of Torchmark’s wholly-owned subsidiary Liberty National Life Insurance Company (Liberty). The guarantee covered all obligations and recovery of capital to the third party under the receivables purchase agreement up to a maximum amount of $25 million. Under the terms of the purchase arrangement, TMK Re, Ltd. purchased the agents’ receivables and received the earned commissions as they were applied to the balance. The term of the guarantee expires on December 31, 2010, but is annually renewable. Torchmark is liable to the extent that future commission collections are insufficient to repay the purchased amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Commitments and Contingencies (continued)

Previously, Torchmark issued a guarantee to an unaffiliated third party, which purchased certain agents’ receivables of Torchmark’s wholly-owned subsidiary American Income Life Insurance Company (American Income). The guarantee covered all obligations and recovery of capital to the third party under the receivables purchase agreement up to a maximum amount of $125 million. Under the terms of the revolving purchase arrangement, the third party purchased the agents’ receivables and received the earned commissions as they were applied to the balance. The term of the guarantee corresponded with the purchase arrangement, which was annually renewable. Torchmark was liable to the extent that future commission collections were insufficient to repay the purchased amount. As of August 22, 2008, the agreement with the unaffiliated third party was cancelled. All amounts were repaid to the third party under this arrangement by year end 2008.

Equipment leases:    Torchmark has guaranteed performance of two subsidiaries as lessees under three leasing arrangements for aviation equipment. Two of the leases commenced in 2003 for lease terms of approximately 10 years and the other was entered into in 2009 also for 10 years. Lessees have certain renewal and early termination options under the first two leases, however. At December 31, 2009, total remaining undiscounted payments under the leases were approximately $12.2 million. Torchmark (parent company) would be responsible for any subsidiary obligation in the event the subsidiary did not make payments or otherwise perform under the terms of the lease.

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

As previously disclosed in filings with the Securities and Exchange Commission (SEC), United American has been named as a defendant in purported class action litigation originally filed on September 16, 2004, in the Circuit Court of Saline County, Arkansas on behalf of the Arkansas purchasers of association group health insurance policies or certificates issued by United American through Heartland Alliance of America Association and Farm & Ranch Healthcare, Inc. (Smith and Ivie v. Collingsworth, et al., CV2004-742-2). The plaintiffs asserted claims for fraudulent concealment, breach of contract, common law liability for non-disclosure, breach of fiduciary duties, civil conspiracy, unjust enrichment, violation of the Arkansas Deceptive Trade Practices Act, and violation of Arkansas law and the rules and regulations of the Arkansas Insurance Department. Declaratory, injunctive and equitable relief, as well as actual and punitive damages were sought by the plaintiffs. On September 7, 2005, the plaintiffs amended their complaint to assert a nation-wide class, defined as all United American insureds who simultaneously purchased both an individual Hospital and Surgical Expense health insurance policy (Form HSXC) and an individual supplemental term life insurance policy (Form RT85) from Farm & Ranch through Heartland. Defendants removed this litigation to the United States District Court for the Western District of Arkansas (No. 4:05-cv-1382) but that Court remanded the litigation back to the state court on plaintiffs’ motion. On July 22, 2008, the plaintiffs filed a second amended complaint, asserting a class defined as “all persons who, between January 1998 and the present, were residents of Arkansas, California, Georgia, Louisiana or Texas, and purchased through Farm & Ranch: (1) a health insurance policy issued by United American

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Commitments and Contingencies (continued)

known as Flexguard Plan, CS-1 Common Sense Plan, GSP Good Sense Plan, SHXC Surgical & Hospital Expense Policy, HSXC 7500 Hospital/Surgical Plan, MMXC Hospital/Surgical Plan, SMXC Surgical/Medical Expense Plan and/or SSXC Surgical Safeguard Expense Plan, and (ii) a membership in Heartland.” Plaintiffs assert claims for breach of contract, violation of Arkansas Deceptive Trade Practices Act and/or applicable consumer protection laws in other states, unjust enrichment, and common law fraud. Plaintiffs seek actual, compensatory, statutory and punitive damages, equitable and declaratory relief. On September 8, 2009, the Saline County Circuit Court granted the plaintiff’s motion certifying the class. On October 7, 2009, United American filed its notice of appeal of the class certification. Discovery is continuing.

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

On June 3, 2009, the Florida Office of Insurance Regulation issued an order to Liberty National to show cause why the Florida Office should not issue a final order suspending or revoking Liberty National’s certificate of authority to do insurance business in the State of Florida. The order asserts that Liberty National has engaged in alleged unfair trade practices in violation of Florida law through past underwriting practices used by Liberty National with regard to insurance applications submitted by persons who live in the United States but who were not U.S. citizens and persons traveling to certain foreign countries. Liberty National denies the allegations made by the Florida Office. Liberty National has responded to the Florida Office’s order in a timely manner and the matter was transmitted to the Division of Administrative Hearings on July 10, 2009. The matter has been assigned to an administrative law judge and was set for hearing commencing on February 1, 2010. On January 21, 2010, the Florida Office filed a motion for continuance which was granted and the hearing has been continued until June 7, 2010.

On September 23, 2009, purported class action litigation was filed against American Income Life Insurance Company in the Superior Court of San Bernardino County, California (Hoover v. American Income Life Insurance Company, Case No. CIVRS 910758). The plaintiffs, former insurance sales agents of American Income who are suing on behalf of all current and former American Income sales agents in California for the four year period prior to the filing of this litigation, assert that American Income’s agents are employees, not independent contractors as they are classified by American Income. They allege failure to indemnify and reimburse for business expenses as well as failure to pay all wages due upon termination in violation of the California Labor Code; failure to pay minimum wages in violation of the California Industrial Welfare Commission Wage Order No. 4-2001, originally and as amended; and unfair business practices in violation of the California Business and Professions Code §§17200, et seq. They seek, in a jury trial, reimbursement for business expenses and indemnification for losses, payment of minimum wages for their training periods, payment of moneys due immediately upon termination under the California Labor Code, disgorgement of profits resulting from unfair and unlawful business practices, and injunctive relief granting employee status to all American Income’s California agents. On October 29, 2009, American Income filed a motion seeking to remove this litigation from the Superior Court in San Bernadino County to the U.S. District Court for the Central District of California, Eastern Division. The U.S. District Court remanded the case without prejudice to the Superior Court and denied American Income’s motion to dismiss on December 15, 2009. On January 19, 2010, American Income filed a motion to dismiss which is scheduled for hearing on March 16, 2010. Discovery has commenced.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 15—Related Party Transactions

First Command.    Lamar C. Smith, a director of Torchmark, served as Chief Executive Officer of First Command Financial Services, Inc. (First Command), a corporation 100% owned by the First Command Employee Stock Ownership Plan (First Command ESOP) until May 1, 2007 and thereafter as Chairman of First Command Bank, a subsidiary of First Command, until his retirement from First Command September 30, 2007. Mr. Smith was a beneficiary of the First Command ESOP although he had no ability to vote the stock of First Command that is held by the First Command ESOP, which is independently trusteed. First Command receives commissions as the Military Agency distribution system for selling certain life insurance products offered by Torchmark’s insurance subsidiaries. These commissions were $45.3 million in 2007.

Torchmark has in place a coinsurance agreement with First Command’s life subsidiary whereby Torchmark cedes back to First Command approximately 3% of the new life insurance business sold by First Command on behalf of Torchmark’s insurance subsidiaries. Under the terms of this agreement, First Command pays Torchmark a maintenance expense allowance equal to 5.5% of all premium collected and an issue allowance of 2.9% of first year premium collected. Torchmark is also reimbursed for actual commissions, premium taxes, and claims paid on the business ceded to First Command. Also under the agreement, Torchmark provides First Command certain administrative, accounting, and investment management services. Premium ceded was $2.7 million in 2007.

Baxley.    William J. Baxley is a partner in the law firm of Baxley, Dillard, Dauphin, McKnight & James which performs legal services for Torchmark and certain of its subsidiaries. In 1997, Mr. Baxley was loaned $668 thousand on an unsecured basis at a rate of 6.02%. Repayments are made in the form of legal services at customary rates and are applied against the outstanding balance, amortizing the loan with interest over its remaining term. In October, 2001, the terms of the loan were revised and an additional amount of $395 thousand was loaned to Baxley. The interest rate was revised to 5.6% and the term of the loan was extended until July, 2013. The loan is being repaid in accordance with its amortization schedule and all payments are current. At December 31, 2009 and 2008, the outstanding balance of this loan was $296 thousand and $371 thousand, respectively.

Additionally, Torchmark has loaned Mr. Baxley’s wife $883 thousand secured by a mortgage on a building sold to her in 1997. Prior to 2006, interest was charged at a rate of 7.7%. This loan was originally due to be repaid in 2007 with a balloon payment, but in January, 2006, the outstanding balance of $734 thousand was refinanced and extended until January of 2023. The interest rate was revised to 5.5%. Scheduled cash payments are made to amortize the loan. At December 31, 2009 and 2008, the outstanding balance of this loan was $620 thousand and $651 thousand, respectively.

Torchmark also holds funds on behalf of Mr. Baxley as a part of an agreement established in 2006. Interest is paid to Baxley based on a variable rate computed as the average yield for Aa corporate bonds less fifty basis points, which was 4.9% at December 31, 2009. This account balance was $58 thousand at year end 2009 and $42 thousand at year end 2008.

Torchmark customarily grants options to certain consultants for their services in addition to their fees. Mr. Baxley received Torchmark options in each of the years 2007 through 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 16—Selected Quarterly Data (Unaudited)

The following is a summary of quarterly results for the two years ended December 31, 2009. The information is unaudited but includes all adjustments (consisting of normal accruals) which management considers necessary for a fair presentation of the results of operations for these periods.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2009:
Premium and policy charges	$686,485	$681,541	$657,770	$661,403
Net investment income	169,043	167,354	169,608	168,910
Realized investment gains(losses)	(46,295)	(29,629)	(42,975)	(22,760)
Total revenues	809,638	819,734	784,854	808,171
Policy benefits	477,614	464,335	435,332	435,519
Amortization of acquisition expenses	114,668	104,205	104,967	105,413
Pretax income	126,296	160,407	147,057	171,433
Net income	76,706	114,118	100,800	113,329
Basic net income per common share*	0.91	1.38	1.22	1.37
Diluted net income per common share*	0.91	1.38	1.22	1.36

2008:
Premium and policy charges	$710,593	$699,404	$678,597	$669,662
Net investment income	166,903	167,826	169,034	167,732
Realized investment gains(losses)	(6,964)	(7,698)	(95,221)	2,379
Total revenues	872,433	860,492	753,352	840,641
Policy benefits	494,401	481,398	451,236	445,880
Amortization of acquisition expenses	98,638	97,634	101,429	100,623
Pretax income	178,430	184,606	105,631	192,590
Net income	118,173	133,726	63,151	137,209
Basic net income per common share*	1.30	1.49	0.73	1.61
Diluted net income per common share*	1.29	1.47	0.72	1.61

*	Basic and diluted net income per share by quarter may not add to per share income on a year-to-date basis due to share weighting and rounding.

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

As of the end of the fiscal quarter completed December 31, 2009, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

As of the date of this Form 10-K for the quarter ended December 31, 2009, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

Management evaluated the Company’s internal control over financial reporting, and based on its assessment, determined that the Company’s internal control over financial reporting was effective as of December 31, 2009. The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as stated in their report which is included herein.

/s/ Mark S. McAndrew
Mark S. McAndrew Chief Executive Officer

/s/ Gary L. Coleman
Gary L. Coleman Executive Vice President and Chief Financial Officer

February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Torchmark Corporation

McKinney, Texas

We have audited the internal control over financial reporting of Torchmark Corporation and subsidiaries (“Torchmark”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Torchmark’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Torchmark’s internal control over financial reporting based on our audit.

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

In our opinion, Torchmark maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009 of Torchmark and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/    DELOITTE & TOUCHE LLP

Dallas, Texas

February 26, 2010

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Equity Compensation Plan Information As of December 31, 2009

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	10,339,985	$51.06	1,149,693

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	10,339,985	$51.06	1,149,693

(b)	Security ownership of certain beneficial owners:

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

EXHIBITS

Page of this Report
3.1	Restated Certificate of Incorporation of Torchmark Corporation, as amended (incorporated by reference from Exhibit 3.1 to Form 8-K dated June 9, 2009)

3.2	Amended and Restated By-Laws of Torchmark Corporation, adopted and effective as of October 30, 2008 (incorporated by reference from Exhibit 3.1 to Form 8-K dated November 3, 2008)

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4(a) to Form 10-K for the fiscal year ended December 31, 1989)

4.2	Trust Indenture dated as of February 1, 1987 between Torchmark Corporation and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4(b) to Form S-3 for $300,000,000 of Torchmark Corporation Debt Securities and Warrants (Registration No. 33-11816))

4.3	Junior Subordinated Indenture, dated November 2, 2001, between Torchmark Corporation and The Bank of New York defining the rights of the 7 3/4% Junior Subordinated Debentures (incorporated by reference from Exhibit 4.3 to Form 8-K dated November 2, 2001)

4.4	Supplemental Indenture, dated as of December 14, 2001, between Torchmark, BankOne Trust Company, National Association and The Bank of New York, supplementing the Indenture Agreement dated February 1, 1987 (incorporated herein by reference to Exhibit 4(b) to Torchmark’s Registration Statement on Form S-3 (File No. 33-11716), and defining the rights of the 6 1/4% Senior Notes (incorporated by reference from Exhibit 4.1 to Form 8-K dated December 14, 2001)

4.5	Second Supplemental Indenture dated as of June 23, 2006 between Torchmark Corporation, J.P. Morgan Trust Company, National Association and The Bank of New York Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K filed June 23, 2006)

4.6	Third Supplemental Indenture dated as of June 30, 2009 between Torchmark Corporation and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4 to Form 10-Q for the quarter ended June 30, 2009)

10.1	Torchmark Corporation and Affiliates Retired Lives Reserve Agreement, as amended, and Trust (incorporated by reference from Exhibit 10(b) to Form 10-K for the fiscal year ended December 31, 1991)*

10.2	Capital Accumulation and Bonus Plan of Torchmark Corporation, as amended, (incorporated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1988)*

10.3	Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1992)*

10.4	Credit Agreement dated as of November 18, 2004 among Torchmark Corporation, as the Borrower, TMK Re, Ltd., as a Loan Party, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, J.P. Morgan Bank, N.A., KeyBank National Association, Regions Bank and SunTrust Bank as Co-Syndication Agents and the other lenders party thereto (incorporated by reference from Exhibit 10.01 to Form 8-K dated November 23, 2004)

10.5	First Amendment to Credit Agreement dated June 9, 2006 among Torchmark Corporation, TMK Re, Ltd., Lenders and Bank of America, N.A. (incorporated by reference from Exhibit 10.1 to Form 8-K dated June 14, 2006)

10.6	Second Amendment to Credit Agreement dated August 31, 2006 among Torchmark Corporation, TMK Re, Ltd., Lenders and Bank of America, N.A. (incorporated by reference from Exhibit 10.01 to Form 8-K dated September 1, 2006)

Page of this Report

10.7	Third Amendment to Credit Agreement dated as of October 30, 2008, among Torchmark Corporation, TMK Re, Ltd., the other lenders listed therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference from Exhibit 10.1 to Form 8-K dated November 3, 2008)

10.8	Fourth Amendment to Credit Agreement dated as of June 16, 2009 among Torchmark Corporation, TMK Re Ltd., the other lenders listed therein and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference from Exhibit 10.1 to Form 8-K dated June 17, 2009)

10.9	Certified Copy of Resolution Regarding Director Retirement Benefit Program (incorporated by reference from Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1999)*

10.10	Torchmark Corporation Restated Deferred Compensation Plan for Directors, Advisory Directors, Directors Emeritus and Officers, as amended (incorporated by reference from Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1992)*

10.11	The Torchmark Corporation 1987 Stock Incentive Plan (incorporated by reference from Exhibit 10(f) to Form 10-K for the fiscal year ended December 31, 1998)*

10.12	General Agency Contract between Liberty National Life Insurance Company and First Command Financial Services, Inc., (formerly known as Independent Research Agency For Life Insurance, Inc.) (incorporated by reference from Exhibit 10(i) to Form 10-K for the fiscal year ended December 31, 1990)

10.13	Amendment to General Agency Contract between First Command Financial Services and Liberty National Life Insurance Company (incorporated by reference from Exhibit 10.1 to Form 10-Q for the First Quarter 2005)**

10.14	Form of Deferred Compensation Agreement Between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Eligible to Participate in the Torchmark Corporation and Affiliates Retired Lives Reserve Agreement and to Retire Prior to December 31, 1986 (incorporated by reference from Exhibit 10(k) to Form 10-K for the fiscal year ended December 31, 1991)*

10.15	Form of Deferred Compensation Agreement between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Eligible to Participate in the Torchmark Corporation and Affiliates Retired Lives Reserve Agreement and Not Eligible to Retire Prior to December 31, 1986 (incorporated by reference from Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 1991)*

10.16	Form of Deferred Compensation Agreement Between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Not Eligible to Participate in Torchmark Corporation and Affiliates Retired Lives Reserve Agreement (incorporated by reference from Exhibit 10(j) to Form 10-K for the fiscal year ended December 31, 1991)*

10.17	Torchmark Corporation Supplemental Savings and Investment Plan (incorporated by reference from Exhibit 10(m) to Form 10-K for the fiscal year ended December 31, 1992)*

10.18	Service Agreement, dated as of January 1, 1991, between Torchmark Corporation and Liberty National Life Insurance Company (prototype for agreements between Torchmark Corporation and other principal operating subsidiaries) (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1992)

10.19	The Torchmark Corporation Pension Plan (incorporated by reference from Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 2006)*

10.20	The Torchmark Corporation 1998 Stock Incentive Plan (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1998)*

Page of this Report

10.21	The Torchmark Corporation Savings and Investment Plan (incorporated by reference from Exhibit 10.19 to Form 10-K for the fiscal year ended December 31, 2007)*

10.22	Torchmark Corporation 2008 Management Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated April 30, 2008)*

10.23	Coinsurance and Servicing Agreement between Security Benefit Life Insurance Company and Liberty National Life Insurance Company, effective as of December 31, 1995 (incorporated by reference from Exhibit 10(u) to Form 10-K for the fiscal year ended December 31, 1995)

10.24	Torchmark Corporation 1996 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10(w) to Form 10-K for the fiscal year ended December 31, 1996)*

10.25	Torchmark Corporation 1996 Executive Deferred Compensation Stock Option Plan (incorporated by reference from Exhibit 10(x) to Form 10-K for the fiscal year ended December 31, 1996)*

10.26	Form of Retirement Life Insurance Benefit Agreement ($1,995,000 face amount limit) (incorporated by reference from Exhibit 10(z) to Form 10-K for the fiscal year ended December 31, 2001)*

10.27	Form of Retirement Life Insurance Benefit Agreement ($495,000 face amount limit) (incorporated by reference from Exhibit 10(aa) to Form 10-K for the fiscal year ended December 31, 2001)*

10.28	Payments to Directors*

10.29	Form of Non-Formula Based Director Stock Option Agreement pursuant to Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 10-Q for the First Quarter 2005)*

10.30	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (Section 16(a) (restoration)) (incorporated by reference from Exhibit 10.3 to Form 10-Q for the First Quarter 2005)*

10.31	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (restoration general) (incorporated by reference from Exhibit 10.4 to Form 10-Q for the First Quarter 2005)*

10.32	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (bonus) (incorporated by reference from Exhibit 10.36 to Form 10-K for the fiscal year ended December 31, 2005)*

10.33	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (regular vesting) (incorporated by reference from Exhibit 10.37 to Form 10-K for the fiscal year ended December 31, 2005)*

10.34	Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated May 4, 2005)*

10.35	Torchmark Corporation 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 8-K dated May 4, 2005)*

10.36	Form of Deferred Compensation Stock Option Grant Agreement pursuant to the Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.3 to Form 8-K dated May 4, 2005)*

10.37	Torchmark Corporation Amended and Restated 2005 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 10-Q for quarter ended March 31, 2006)*

10.38	Torchmark Corporation Amended and Restated 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 10-Q for quarter ended March 31, 2006)*

Page of this Report

10.39	Form of Director Stock Option Issued under Torchmark Corporation Amended and Restated 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.3 to Form 10-Q for quarter ended March 31, 2006)*

10.40	Amendment One to Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.4 to Form 10-Q for quarter ended March 31, 2006)*

10.41	Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated January 25, 2007)*

10.42	Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 99.1 to Form 8-K dated May 2, 2007)*

10.43	Form of Stock Option Award Agreement under Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 99.2 to Form 8-K dated May 2, 2007)*

10.44	Form of Restricted Stock Award (Board grant) under Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 99.3 to Form 8-K dated May 2, 2007)*

10.45	Torchmark Corporation Non-Employee Director Compensation Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to Form 8-K dated April 29, 2008)*

10.46	Amendment No. 1 to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.53 to Form 10-K for the fiscal year ended December 31, 2007)*

10.47	Amendment No. 2 to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.54 to Form 10-K for the fiscal year ended December 31, 2007)*

10.48	Amendment No. 2 to the Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.55 to Form 10-K for the fiscal year ended December 31, 2007)*

10.49	Amendment No. 3 to the Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.56 to Form 10-K for the fiscal year ended December 31, 2007)*

10.50	Form of Restricted Stock Award Notice under Torchmark Corporation Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.57 to Form 10-K for the fiscal year ended December 31, 2007)*

10.51	Form of Restricted Stock Unit Award Notice under Torchmark Corporation Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.58 to Form 10-K for the fiscal year ended December 31, 2007)*

10.52	Form of Restricted Stock Award (Compensation Committee grant) under Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 10.59 to Form 10-K for the fiscal year ended December 31, 2007)*

10.53	Amendment Four to the Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.52 to Form 10-K for the fiscal year ended December 31, 2008)*

10.54	Amendment Three to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.53 to Form 10-K for the fiscal year ended December 31, 2008)*

10.55	Amendment One to the Torchmark Corporation Restated Deferred Compensation Plan for Directors, Advisory Directors, Directors Emeritus and Officers (incorporated by reference from Exhibit 10.54 to Form 10-K for the fiscal year ended December 31, 2008)*

Page of this Report

10.56	Amendment Two to the Torchmark Corporation Restated Deferred Compensation Plan (incorporated by reference from Exhibit 10.55 to Form 10-K for the fiscal year ended December 31, 2008)*

10.57	Amendment to the Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 10.56 to Form 10-K for the fiscal year ended December 31, 2008)*

10.58	Amendment One to the Torchmark Corporation Savings and Investment Plan (as restated January 1, 2007) (incorporated by reference to Exhibit 10.57 to Form 10-K for the fiscal year ended December 31, 2008)*

10.59	Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company and TMK Re, Ltd. (incorporated by reference from Exhibit 10.1 to Form 8-K dated January 6, 2009)

(11)	Statement re computation of per share earnings	126

(12)	Statement re computation of ratios

(20)	Proxy Statement for Annual Meeting of Stockholders to be held April 29, 2010***

(21)	Subsidiaries of the registrant	126

(23)	Consent of Deloitte & Touche LLP

(24)	Powers of attorney

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Mark S. McAndrew

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

(32.1)	Section 1350 Certification by Mark S. McAndrew and Gary L. Coleman

(101)	Interactive Data File

*	Compensatory plan or arrangement.
**	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment which was granted May 11, 2006 effective until May 9, 2010. The non-public information was filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
***	To be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2008.

Exhibit 11. Statement re computation of per share earnings

TORCHMARK CORPORATION

COMPUTATION OF EARNINGS PER SHARE

	Twelve Months Ended December 31,
	2009	2008	2007
Net Income	$404,953,000	$452,259,000	$527,535,000

Basic weighted average shares outstanding	83,033,589	88,052,650	94,317,142
Diluted weighted average shares outstanding	83,033,589	88,516,095	95,845,997

Net income per basic share	$4.88	$5.14	$5.59

Net income per diluted share	$4.88	$5.11	$5.50

Exhibit 21. Subsidiaries of the Registrant

The following table lists subsidiaries of the registrant which meet the definition of “significant subsidiary” according to Regulation S-X:

Company	State of Incorporation	Name Under Which Company Does Business
American Income Life Insurance Company	Indiana	American Income Life Insurance Company
Globe Life And Accident Insurance Company	Nebraska	Globe Life And Accident Insurance Company
Liberty National Life Insurance Company	Nebraska	Liberty National Life Insurance Company
United American Insurance Company	Nebraska	United American Insurance Company
United Investors Life Insurance Company	Missouri	United Investors Life Insurance Company

All other exhibits required by Regulation S-K are listed as to location in the “Index of documents filed as a part of this report” on pages 121 through 125 of this report. Exhibits not referred to have been omitted as inapplicable or not required.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2009	2008
Assets:
Investments:
Long-term investments	$1,390	$1,371
Short-term investments	155,342	25,553

Total investments	156,732	26,924
Cash	-0-	749
Investment in affiliates	4,384,023	3,317,597
Due from affiliates	77,170	11,617
Taxes receivable	45,001	62,901
Other assets	2,885	27,535

Total assets	$4,665,811	$3,447,323

Liabilities and shareholders’ equity:
Liabilities:
Short-term debt	$233,307	$403,707
Long-term debt	796,050	499,049
Due to affiliates	138,081	185,479
Other liabilities	99,482	136,181

Total liabilities	1,266,920	1,224,416

Shareholders’ equity:
Preferred stock	351	351
Common stock	83,875	85,875
Additional paid-in capital	791,872	796,576
Accumulated other comprehensive income	(319,183)	(1,170,417)
Retained earnings	3,228,904	2,928,950
Treasury stock	(386,928)	(418,428)

Total shareholders’ equity	3,398,891	2,222,907

Total liabilities and shareholders’ equity	$4,665,811	$3,447,323

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Year Ended December 31,
	2009	2008	2007
Net investment income	$17,374	$19,752	$23,716
Realized investment gains (losses)	(1)	-0-	131

Total revenue	17,373	19,752	23,847

General operating expenses	18,119	22,636	17,582
Reimbursements from affiliates	(5,973)	(9,374)	14
Interest expense	71,687	65,643	68,549

Total expenses	83,833	78,905	86,145

Operating income (loss) before income taxes and equity in earnings of affiliates	(66,460)	(59,153)	(62,298)
Income taxes	19,773	20,231	22,425

Net operating loss before equity in earnings of affiliates	(46,687)	(38,922)	(39,873)
Equity in earnings of affiliates	451,640	491,181	567,408

Net income	$404,953	$452,259	$527,535

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash provided from (used for) operations before dividends from subsidiaries	$(51,241)	$(53,882)	$(27,803)
Cash dividends from subsidiaries	354,695	404,341	458,017

Cash provided from operations	303,454	350,459	430,214

Cash provided from (used for) investing activities:
Acquisition of investments	(125)	-0-	-0-
Disposition of investments	31	2,268	42,348
Net decrease (increase) in temporary investments	(129,789)	-0-	(11,082)
Investment in subsidiaries	(100,000)	-0-	(18,043)
Additions to properties	-0-	-0-	(26)

Cash provided from (used for) investing activities	(229,883)	2,268	13,197

Cash provided from (used for) financing activities:
Issuance of 9 1/4% Senior Notes	296,308	-0-	-0-
Repayment of 8 1/4% Senior Debentures	(99,050)	-0-	-0-
Net issuance (repayment) of commercial paper	(71,329)	102,178	32,322
Issuance of stock	4,430	25,473	42,636
Acquisitions of treasury stock	(47,564)	(455,736)	(451,791)
Net borrowings to/from subsidiaries	(87,200)	45,500	3,400
Excess tax benefit on stock option exercises	(30)	2,679	2,873
Payment of dividends	(69,885)	(72,072)	(72,851)

Cash provided from (used for) financing activities	(74,320)	(351,978)	(443,411)

Net decrease in cash	(749)	749	-0-
Cash balance at beginning of period	749	-0-	-0-

Cash balance at end of period	$-0-	$749	$-0-

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Amounts in thousands)

Note A—Dividends from Subsidiaries

Cash dividends paid to Torchmark from the consolidated subsidiaries were as follows:

	2009	2008	2007
Consolidated subsidiaries	$354,695	$404,341	$458,017

Note B—Supplemental Disclosures of Cash Flow Information

The following table summarizes noncash transactions, which are not reflected on the Condensed Statements of Cash Flows:

	Year Ended December 31,
	2009	2008	2007
Stock-based compensation not involving cash	$9,860	$10,823	$8,106
Dividend of affiliate applied to loan balance	-0-	-0-	15,700

The following table summarizes certain amounts paid (received) during the period:

	Year Ended December 31,
	2009	2008	2007
Interest paid	$73,031	$64,997	$68,034
Income taxes received	25,202	18,351	20,332

Note C—Special Items

In 2008, $2.5 million of legal cost ($1.6 million after tax) was attributable to the Parent Company, involving litigation of a subsidiary disposed of many years ago.

In 2009, a Federal income tax expense of $1.5 million was incurred relating to Internal Revenue Service examinations of prior years. In 2008 and 2007, a Federal income tax benefit of $.1 million and $1.2 million, respectively, were recorded relating to such examinations.

Note D—Preferred Stock

As of December 31, 2009, Torchmark had 351 thousand shares of Cumulative Preferred Stock, Series A, issued and outstanding, of which 280 thousand shares were 6.50% Cumulative Preferred Stock, Series A, and 71 thousand shares were 7.15% Cumulative Preferred Stock, Series A (collectively, the “Series A Preferred Stock”). All issued and outstanding shares of Series A Preferred Stock were held by wholly-owned insurance subsidiaries. In the event of liquidation, the holders of the Series A Preferred Stock at the time outstanding would be entitled to receive a liquidating distribution out of the assets legally available to stockholders in the amount of $1 thousand per share or $351 million in the aggregate, plus any accrued and unpaid dividends, before any distribution is made to holders of Torchmark common stock. Holders of Series A Preferred Stock do not have any voting rights nor have rights to convert such shares into shares of any other class of Torchmark capital stock.

See accompanying Report of Independent Registered Public Accounting Firm.

TORCHMARK CORPORATION

SCHEDULE IV. REINSURANCE (CONSOLIDATED)

(Amounts in thousands)

	Gross Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

For the Year Ended December 31, 2009:
Life insurance in force	$150,626,705	$1,341,635	$1,898,360	$151,183,430	1.3%

Premiums:(2)
Life insurance	$1,603,355	$7,349	$18,172	$1,614,178	1.1%
Health insurance	1,020,467	2,756	-0-	1,017,711	0%

Total premium	$2,623,822	$10,105	$18,172	$2,631,889.7%

For the Year Ended December 31, 2008:
Life insurance in force	$145,812,859	$1,392,150	$1,966,917	$146,387,626	1.3%

Premiums:(2)
Life insurance	$1,554,831	$7,598	$18,693	$1,565,926	1.2%
Health insurance	1,130,932	3,872	-0-	1,127,060	0%

Total premium	$2,685,763	$11,470	$18,693	$2,692,986.7%

For the Year Ended December 31, 2007:
Life insurance in force	$143,316,407	$1,495,095	$2,033,069	$143,854,381	1.4%

Premiums:(2)
Life insurance	$1,505,784	$7,651	$19,500	$1,517,633	1.3%
Health insurance	1,241,471	4,676	-0-	1,236,795	0%

Total premium	$2,747,255	$12,327	$19,500	$2,754,428.7%

(1)	No amounts have been netted against ceded premium
(2)	Excludes policy charges of $45,592, $52,331, and $54,365, in each of the years 2009, 2008, and 2007, respectively.

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

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHARLES E. ADAIR *	By:	/s/ LLOYD W. NEWTON *
	Charles E. Adair		Lloyd W. Newton
	Director		Director

By:	/s/ DAVID L. BOREN *	By:	/s/ SAM R. PERRY *
	David L. Boren		Sam R. Perry
	Director		Director

By:	/s/ M. JANE BUCHAN *	By:	/s/ DARREN M. REBELEZ *
	M. Jane Buchan		Darren M. Rebelez
	Director		Director

By:	/s/ ROBERT W. INGRAM *	By:	/s/ LAMAR C. SMITH *
	Robert W. Ingram		Lamar C. Smith
	Director		Director

By:	/s/ JOSEPH L. LANIER, JR. *		/s/ PAUL J. ZUCCONI *
	Joseph L. Lanier, Jr.		Paul J. Zucconi
	Director		Director

Date: February 26, 2010

*By:	/s/ GARY L. COLEMAN
Gary L. Coleman
Attorney-in-fact