Form 10-Q
period 2010-03-31
TORCHMARK CORP
filed 2010-05-07
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2010

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

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT April 29, 2010
Common Stock, $1.00 Par Value	82,517,446

Index of Exhibits (Page 58).

Total number of pages included are 59.

TORCHMARK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	March 31, 2010	December 31, 2009 *
	(Unaudited)
Assets

Investments:
Fixed maturities, available for sale, at fair value
(amortized cost: 2010—$10,602,942; 2009—$10,152,070)	$10,429,686	$9,696,355
Equity securities, at fair value
(cost: 2010—$14,875; 2009—$14,875)	17,605	16,722
Policy loans	389,217	384,083
Other long-term investments	49,460	52,428
Short-term investments	332,475	357,599

Total investments	11,218,443	10,507,187
Cash	39,939	231,918
Accrued investment income	199,635	179,132
Other receivables	195,128	197,234
Deferred acquisition costs and value of insurance purchased	3,463,308	3,457,138
Goodwill	423,519	423,519
Other assets	271,472	234,808
Separate account assets	789,927	792,823

Total assets	$16,601,371	$16,023,759

Liabilities and Shareholders’ Equity

Liabilities:
Future policy benefits	$9,261,705	$9,140,473
Unearned and advance premiums	84,866	82,488
Policy claims and other benefits payable	232,271	220,155
Other policyholders’ funds	90,354	90,397

Total policy liabilities	9,669,196	9,533,513

Current and deferred income taxes payable	1,114,564	966,426
Other liabilities	230,053	178,328
Short-term debt	199,925	233,307
Long-term debt (fair value: 2010—$907,728; 2009—$867,519)	796,263	796,050
Due to affiliates	124,421	124,421
Separate account liabilities	789,927	792,823

Total liabilities	12,924,349	12,624,868

Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: -0- in 2010 and in 2009	0	0
Common stock, par value $1 per share - Authorized 320,000,000 shares; outstanding: (2010 - 83,874,748 issued, less 1,167,255 held in treasury and 2009 - 83,874,748 issued, less 1,034,022 held in treasury)	83,875	83,875
Additional paid-in capital	440,492	441,361
Accumulated other comprehensive income (loss)	(141,405)	(319,183)
Retained earnings	3,338,417	3,228,904
Treasury stock, at cost	(44,357)	(36,066)

Total shareholders’ equity	3,677,022	3,398,891

Total liabilities and shareholders’ equity	$16,601,371	$16,023,759

* Derived from audited financial statements

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended March 31,
	2010	2009
Revenue:
Life premium	$430,299	$412,748
Health premium	256,866	271,340
Other premium	2,204	2,397

Total premium	689,369	686,485

Net investment income	177,299	169,043
Realized investment gains (losses)	9,465	114
Other-than-temporary impairments	(1,712)	(52,413)
Portion of impairment loss recognized in other comprehensive income	0	6,004
Other income	384	405

Total revenue	874,805	809,638

Benefits and expenses:
Life policyholder benefits	282,630	270,334
Health policyholder benefits	189,545	196,780
Other policyholder benefits	11,598	10,500

Total policyholder benefits	483,773	477,614

Amortization of deferred acquisition costs	113,406	114,668
Commissions and premium taxes	31,824	31,606
Other operating expense	43,430	43,790
Interest expense	18,937	15,664

Total benefits and expenses	691,370	683,342

Income before income taxes	183,435	126,296
Income taxes	(61,759)	(49,590)

Net income	$121,676	$76,706

Basic net income per share	$1.47	$0.91

Diluted net income per share	$1.46	$0.91

Dividends declared per common share	$0.15	$0.14

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended March 31,
	2010	2009
Net income	$121,676	$76,706

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	295,179	(484,058)
Less: reclassification adjustment for (gains) losses on securities included in net income	(6,041)	52,299
Less: reclassification adjustment for other-than- temporarily impaired debt securities for which a portion of the loss was recognized in earnings	(1,712)	(6,004)
Less: reclassification adjustment for amortization of (discount) and premium	(867)	(3,067)
Less: foreign exchange adjustment on securities marked to market	(3,217)	1,103

Unrealized gains (losses) on securities	283,342	(439,727)
Unrealized gains (losses) on deferred acquisition costs	(13,996)	27,112

Total unrealized investment gains (losses)	269,346	(412,615)
Less applicable taxes	(94,267)	144,415

Unrealized gains (losses), net of tax	175,079	(268,200)
Foreign exchange translation adjustments	1,611	(2,546)
Less applicable taxes	(564)	893

Foreign exchange translation adjustments, net of tax	1,047	(1,653)
Amortization of pension costs	2,538	2,806
Less applicable taxes	(886)	(982)

Amortization of pension costs, net of tax	1,652	1,824

Other comprehensive income (loss)	177,778	(268,029)

Comprehensive income (loss)	$299,454	$(191,323)

See accompanying Notes to Consolidated Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2010	2009
Cash provided from operations	$303,282	$218,382

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	44,925	3,286
Fixed maturities available for sale—matured, called, and repaid	195,381	224,922
Other long-term investments	965	884

Total investments sold or matured	241,271	229,092

Investments acquired:
Fixed maturities	(675,579)	(229,992)
Other long-term investments	(5,391)	(3,139)

Total investments acquired	(680,970)	(233,131)

Net (increase) decrease in short-term investments	25,124	(161,297)
Net change in payable or receivable for securities	1,453	(11,657)
Additions to properties	(324)	(2,084)
Investment in low-income housing interests	(11,787)	(5,110)

Cash used for investment activities	(425,233)	(184,187)

Cash provided from (used for) financing activities:
Proceeds from exercise of stock options	1,673	749
Net borrowings (repayments) of commercial paper	(33,382)	(30,852)
Acquisition of treasury stock	(13,485)	(47,564)
Cash dividends paid to shareholders	(12,425)	(11,858)
Net receipts (withdrawals) from deposit product operations	(10,775)	55,615

Cash provided by (used for) financing activities	(68,394)	(33,910)

Effect of foreign exchange rate changes on cash	(1,634)	0

Net increase (decrease) in cash	(191,979)	285
Cash at beginning of year	231,918	46,400

Cash at end of period	$39,939	$46,685

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at March 31, 2010, and the consolidated results of operations, comprehensive income, and cash flows for the periods ended March 31, 2010 and 2009. The interim period financial statements should be read in conjunction with our Consolidated Financial Statements that are included in the Annual Report on Form 10K filed on February 26, 2010.

Note B—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended March 31,
	2010	2009
Basic weighted average shares outstanding	82,846,370	83,875,426
Weighted average dilutive options outstanding	367,402	0

Diluted weighted average shares outstanding	83,213,772	83,875,426

Antidilutive shares*	7,106,533	9,623,629

*Antidilutive shares are excluded from the calculation of diluted earnings per share.

Unless otherwise specified, earnings per share data is assumed to be on a diluted basis.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans

Components of Post-Retirement Benefit Costs

	Three Months ended March 31,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost	$2,025	$1,984	$193	$177
Interest cost	3,720	3,530	261	244
Expected return on assets	(3,750)	(3,670)	0	0
Prior service cost	523	518	0	0
Net actuarial (gain)/loss	1,997	2,184	(116)	82

Net periodic benefit cost	$4,515	$4,546	$338	$503

Torchmark has not contributed to the qualified pension plan during the 2010 three months. The Company plans to contribute approximately $12 million during 2010.

Note D—Adoption of Accounting Standard Updates

Torchmark adopted new guidance concerning the disclosures of fair value as of January 1, 2010. This new guidance expands fair value disclosures by requiring the disclosure of transfers between the Level 1 and Level 2 classifications and the reasons for the transfers; more detail about the activity within the Level 3 classification by reporting purchases, sales, issuances, and settlements on a gross rather than net basis; proper classification of assets and liabilities; and complete information about valuation inputs and techniques. The disclosure of the additional detail regarding the Level 3 activity is not required for Torchmark until 2011. However, Torchmark early adopted this guidance as of January 1, 2010 as permitted. The disclosures required by this new guidance are included in Note E—Investments.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments

Portfolio Composition:

A summary of fixed maturities and equity securities available for sale by cost or amortized cost and estimated fair value at March 31, 2010 is as follows:

Portfolio Composition as of March 31, 2010

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$17,374	$540	$(7)	$17,907	0%
Government-sponsored enterprises	54,760	0	(1,061)	53,699	1
GNMAs	9,316	1,263	0	10,579	0
States, municipalities and political subdivisions	1,135,710	10,684	(20,220)	1,126,174	11
Foreign governments	21,744	1,036	(28)	22,752	0
Corporates	7,849,572	298,866	(312,470)	7,835,968	75
Residential mortgage-backed securities	10,377	813	0	11,190	0
Commercial mortgage-backed securities	445	0	(1)	444	0
Collateralized debt obligations	53,758	0	(33,889)	19,869	0
Asset-backed securities	36,867	1,999	(731)	38,135	1
Redeemable preferred stocks	1,413,019	29,285	(149,335)	1,292,969	12

Total fixed maturities	$10,602,942	$344,486	$(517,742)	$10,429,686	100%

Equity securities:
Common stocks:
Banks and insurance companies	$776	$244	$(6)	$1,014
Non-redeemable preferred stocks	14,099	2,531	(39)	16,591

Total equity securities	$14,875	$2,775	$(45)	$17,605

Total fixed maturities and equity securities	$10,617,817	$347,261	$(517,787)	$10,447,291

* At fair value

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

A schedule of fixed maturities by contractual maturity date at March 31, 2010 is shown below on an amortized cost basis and on a fair value basis. Actual maturity dates could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$339,384	$348,351
Due from one to five years	534,569	566,811
Due from five to ten years	725,633	767,468
Due from ten to twenty years	2,599,982	2,559,378
Due after twenty years	6,292,611	6,107,461

	10,492,179	10,349,469
Mortgage-backed and asset-backed securities	110,763	80,217

	$10,602,942	$10,429,686

Cash proceeds received from sales of fixed maturities available for sale were $45 million in the three months of 2010 and $3 million in the same period of 2009. Gross gains realized on those sales were $2.6 million in the 2010 quarter and $114 thousand in the 2009 quarter. There were no gross losses in the 2010 or 2009 period.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

Fair Value Measurements:

The following table represents assets measured at fair value on a recurring basis:

	Fair Value Measurements at March 31, 2010 Using:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government and agencies	$0	$17,907	$0	$17,907
Government-sponsored enterprises	0	53,699	0	53,699
GNMAs	0	10,579	0	10,579
States, municipalities and political	0	1,126,174	0	1,126,174
Foreign governments	0	22,006	746	22,752
Corporates	9,852	7,746,167	79,949	7,835,968
Residential mortgage-backed securities	0	11,190	0	11,190
Commercial mortgage-backed securities	0	444	0	444
Collateralized debt obligations	0	0	19,869	19,869
Asset-backed securities	0	29,970	8,165	38,135
Redeemable preferred stocks	253,465	1,039,504	0	1,292,969

Total fixed maturities	263,317	10,057,640	108,729	10,429,686
Equity securities:
Common stocks:
Banks and insurance companies	344	0	670	1,014
Non-redeemable preferred stocks	16,531	60	0	16,591

Total equity securities	16,875	60	670	17,605

Total fixed maturities and equity securities	$280,192	$10,057,700	$109,399	$10,447,291

Percent of total	2.7%	96.3%	1.0%	100.0%

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

The great majority of fixed maturities are not actively traded and direct quotes are not generally available. Management therefore determines the fair values of these securities after consideration of data provided by third-party pricing services and independent broker/dealers. Over 98% of the fair value reported at March 31, 2010 was determined using data provided by third-party pricing services. Prices provided by third-party pricing services are not binding offers but are estimated exit values. They are based on observable market data inputs which can vary by security type. Such inputs include benchmark yields, available trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market data. Where possible, these prices were corroborated against other independent sources. When corroborated prices produce small variations, the close correlation indicates observable inputs, and the median value is used. When corroborated prices present greater variations, additional analysis is required to determine which value is the most appropriate. When only one price is available, it is used if based on observable inputs and analysis confirms that it is appropriate. All fair value measurements based on prices determined with observable market data are reported as Level 1 or Level 2 measurements.

When third-party vendor prices are not available, the Company attempts to obtain at least three quotes from broker/dealers for each security. When at least three quotes are obtained, and the standard deviation of such quotes is less than 3%, (suggesting that the independent quotes were likely derived using similar observable inputs), the Company uses the median quote and classifies the measurement as Level 2. At March 31, 2010, there were no assets valued as Level 2 in this manner with broker quotes.

When the standard deviation is 3% or greater, or the Company cannot obtain three quotes, then additional information and management judgment are required to establish the fair value. The measurement is then classified as Level 3. The Company uses information and valuation techniques deemed appropriate for determining the point within the range of reasonable fair value estimates that is most representative of fair value under current market conditions. As of March 31, 2010, fair value measurements classified as Level 3 represented 1% of total fixed maturities and equity securities.

During the three months ended March 31, 2010, a security with a fair value of $5 million transferred from Level 1 to Level 2 and a security with a fair value of $950 thousand transferred from Level 2 to Level 1. The security that transferred from Level 2 to Level 1 had effectively matured as of March 31, 2010 and a firm exit price was known. The security that transferred from Level 1 to Level 2 was a redeemable preferred stock for which no closing price quote was available.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

The following tables represent changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the three months ended March 31, 2010
	Asset- backed securities	Collateralized debt obligations	Corporates*	Other	Equities	Total
Balance at January 1, 2010	$7,981	$18,037	$73,345	$5,850	$640	$105,853
Total gains or losses:
Included in realized gains/losses	0	(1,712)	240	0	0	(1,472)
Included in other comprehensive income	232	2,625	12,586	11	30	15,484
Sales	0	0	(240)	0	0	(240)
Amortization	(48)	589	618	(1)	0	1,158
Other	0	330	0	(25)	0	305
Transfers in and/or out of Level 3	0	0	(6,600)	(5,089)	0	(11,689)

Balance at March 31, 2010	$8,165	$19,869	$79,949	$746	$670	$109,399

Percent of total fixed maturity and equity securities	0.0%	0.2%	0.8%	0.0%	0.0%	1.0%

* Includes redeemable preferred stocks

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the three months ended March 31, 2009
	Asset- backed securities	Collateralized debt obligations	Corporates*	Other	Equities	Total
Balance at January 1, 2009	$23,077	$14,158	$164,881	$623	$624	$203,363
Total gains or losses:
Included in realized gains/losses	0	(23,548)	0	0	0	(23,548)
Included in other comprehensive income	(876)	40,570	(1,152)	0	15	38,557
Amortization	(45)	(1)	367	0	0	321
Other	0	1,305	0	0	0	1,305
Transfers in and/or out of Level 3	(16,630)	0	(81,756)	(623)	0	(99,009)

Balance at March 31, 2009	$5,526	$32,484	$82,340	$0	$639	$120,989

Percent of total fixed maturity and equity securities	0.1%	0.4%	1.1%	0.0%	0.0%	1.6%

* Includes redeemable preferred stocks

The collateral underlying collateralized debt obligations (CDOs) for which fair values are reported as Level 3 consists primarily of trust preferred securities issued by banks and insurance companies. None of the collateral is subprime or Alt-A mortgages (loans for which the typical documentation was not provided by the borrower).

Other-Than-Temporary Impairments:

During both the first quarters of 2010 and 2009, the Company determined that certain of its holdings in fixed maturities were other-than-temporarily impaired, resulting in writedowns on those securities. Writedowns for other-than-temporary impairment are included in realized investment losses. On a pretax basis, the 2010 writedown includes the complete write off of a CDO with a carrying amount of $1.7 million. During the first three months of 2009, the Company wrote down $52 million ($45 million after tax) of other-than-temporarily impaired CDOs and corporate bonds, including CDOs with a carrying amount of $32 million to a fair value of $3 million, resulting in a total pretax writedown of $29 million. However, $23 million of the 2009 writedown was determined to be the result of

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

a credit loss and was charged to earnings while the remaining $6 million was charged to other comprehensive income. The credit loss portion on the CDOs was determined as the difference between the securities’ amortized cost and the present value of expected future cash flows. These expected cash flows were determined using judgment and the best information available to the Company, and were discounted at the securities’ original yield rate. Inputs used to derive expected cash flows included default rates, current levels of subordination, and loan-to-collateral value ratios. Management has determined that the present value of future cash flows is a better measure of fair value than observable market data because management believes that the market for these securities is not active and that observable market data does not reflect orderly transactions. The 2009 pre-tax writedown for other-than-temporary impairment on corporate bonds of $23 million was all credit related and was charged to earnings.

Unrealized Loss Analysis:

The following table discloses unrealized investment losses by class of investment at March 31, 2010. Torchmark considers these investments not to be other-than-temporarily impaired.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

Analysis of Gross Unrealized Investment Losses

at March 31, 2010

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$1,642	$(7)	$0	$0	$1,642	$(7)
Government-sponsored enterprises	53,698	(1,061)	0	0	53,698	(1,061)
States, municipalities and political subdivisions	482,517	(8,053)	84,949	(12,167)	567,466	(20,220)
Foreign governments	8,207	(28)	0	0	8,207	(28)
Corporates	1,067,723	(37,240)	1,778,616	(275,230)	2,846,339	(312,470)
Residential mortgage-backed securities	1	0	0	0	1	0
Commercial mortgage-backed securities	444	(1)	0	0	444	(1)
Collateralized debt obligations	0	0	19,744	(33,889)	19,744	(33,889)
Asset-backed securities	1,064	(19)	8,457	(712)	9,521	(731)
Redeemable preferred stocks	103,313	(1,782)	949,692	(147,553)	1,053,005	(149,335)

Total fixed maturities	$1,718,609	$(48,191)	$2,841,458	$(469,551)	$4,560,067	$(517,742)

Equity securities:
Common stocks:
Banks and insurance companies	$344	$(6)	$0	$0	$344	$(6)
Non-redeemable preferred stocks	60	(39)	0	0	60	(39)
Total equity securities	$404	$(45)	$0	$0	$404	$(45)
Total fixed maturities and equity securities	$1,719,013	$(48,236)	$2,841,458	$(469,551)	$4,560,471	$(517,787)

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

Torchmark held 164 issues (CUSIP numbers) at March 31, 2010 that had been in an unrealized loss position for less than twelve months, compared with 187 issues at December 31, 2009. Additionally, 250 and 285 issues had been in an unrealized loss position twelve months or longer at March 31, 2010 and December 31, 2009, respectively. Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,652 issues at March 31, 2010 and 1,657 issues at December 31, 2009. The weighted average quality rating of all unrealized loss positions as of March 31, 2010 was BBB+.

Torchmark management believes that much of the unrealized loss in the year ago quarter was attributable to illiquidity in the financial market, which contributed to a spread widening, and accordingly increased unrealized losses on many securities that management expects to be fully recoverable. Accordingly, as conditions in financial markets have improved more recently, unrealized losses in the portfolio have declined. Even though the fixed maturity investments are available for sale, Torchmark generally does not intend to sell and does not believe it will be required to sell any securities which are temporarily impaired until they mature due to the strong and stable cash flows generated by its insurance products.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

The following table presents an analysis of the changes in Torchmark’s amounts related to credit loss positions for the three months ended March 31, 2010 and 2009.

Analysis of Amounts Related to Bifurcated Credit Losses*

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
Balance at beginning of period	$(21,566)	$0
Additions for which a credit loss related to other-than-temporary impairment:
Was not previously recognized	0	(15,426)
A portion of which was recognized previously, when there was no intent to sell or the expectation of requirement to sell	0	0
Reductions due to:
Sale	0	0
Loss previously recognized in other comprehensive income when there was intent to sell or the expectation of requirement to sell	0	0
Loss fully recognized in income and no longer bifurcated	0	0
Amortization	0	0

Balance at end of period	$(21,566)	$(15,426)

*	Losses due to other-than-temporary impairment for which a portion was recognized in other comprehensive income.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Income Taxes

The effective income tax rate differed from the expected 35% rate as shown below:

	Three Months Ended March 31,
	2010		2009
	Amount	%	Amount	%
Expected income taxes	$64,202	35.0	$44,204	35.0
Increase (reduction) in income taxes resulting from:
Tax-exempt investment income	(1,019)	(0.6)	(962)	(0.8)
Tax settlements	0	0.0	(3,213)	(2.5)
Low income housing investments	(1,702)	(0.9)	(1,467)	(1.2)
Tax valuation allowance	0	0.0	10,953	8.7
Other	278	0.2	75	0.1

Income tax expense	$61,759	33.7	$49,590	39.2

The effective income tax rate for the three month period ended March 31, 2010 differed from the effective income tax rate for the same period of 2009, primarily as a result of tax settlements with tax authorities and changes to the Company’s valuation allowance for deferred tax assets related to differences between financial statement book values and tax bases of other-than-temporarily impaired securities.

The Internal Revenue Service completed its examination of the Company’s 2005, 2006, and 2007 tax years during the period ended March 31, 2009. As a result, the Company’s tax expense includes the tax benefit relating to the impact of the settlement, including a reduction in the Company’s liability for unrecognized tax benefits and interest payable on uncertain tax positions.

For the three month period ended March 31, 2009, the Company also recorded a valuation allowance of $11 million primarily for deferred tax assets related to differences between financial statement book values and tax bases of other-than-temporarily impaired securities.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments

Torchmark is comprised of life insurance companies which primarily market individual life and supplemental health insurance products through niche distribution systems to middle income Americans. To a limited extent, the Company also markets fixed annuities. Torchmark’s core operations are insurance marketing and underwriting, and management of its investments. Insurance marketing and underwriting is segmented by the types of insurance products offered: life, health, and annuity. Management’s measure of profitability for each insurance segment is insurance underwriting margin, which is underwriting income before other income and insurance administrative expenses. It represents the profit margin on insurance products before administrative expenses, and is calculated by deducting net policy obligations, commissions and other acquisition expenses from premium revenue. Torchmark further views the profitability of each insurance product segment by the marketing groups that distribute the products of that segment: direct response, independent, or captive/career agencies.

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

As noted, Torchmark’s “core operations” are insurance and investment management. The insurance segments issue policies for which premiums are collected for the eventual payment of policy benefits. In addition to policy benefits, operating expenses are incurred including acquisition costs, administrative expenses, and taxes. Because life and health contracts can be long term, premium receipts in excess of current expenses are invested. Investment activities, conducted by the investment segment, focus on seeking quality investments with a yield and term appropriate to support the insurance product obligations. These investments generally consist of fixed maturities, and, over the long term, the expected yields are taken into account when setting insurance premium rates and product profitability expectations. As a result, fixed maturities are generally held for long periods to support the liabilities, and Torchmark generally expects to hold investments until maturity. Dispositions of investments occur from time to time, generally as a result of credit concerns, calls by issuers, or other factors usually beyond the control of management. Dispositions are sometimes required in order to maintain the Company’s investment policies and objectives. Investments are also occasionally written down as a result of other-than-temporary impairment. Torchmark does not actively trade investments. As a

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

result, realized gains and losses from the disposition and write down of investments are generally incidental to operations and are not considered a material factor in insurance pricing or product profitability. While from time to time these realized gains and losses could be significant to net income in the period in which they occur, they have a limited effect on the yield of the total investment portfolio. Further, because the proceeds of the disposals are reinvested in the portfolio, the disposals have little effect on the size of the portfolio and the income from the reinvestments is included in net investment income. Therefore, management removes realized investment gains and losses from results of core operations when evaluating the performance of the Company. For this reason, these gains and losses are excluded from Torchmark’s operating segments.

Torchmark accounts for its stock options and restricted stock under current accounting guidance requiring stock options and stock grants to be expensed based on fair value at the time of grant. Management considers stock compensation expense to be an expense of the Parent Company. Therefore, stock compensation expense is treated as a Corporate expense in Torchmark’s segment analysis.

Torchmark provides coverage under the Medicare Part D prescription drug plan for Medicare beneficiaries. In accordance with GAAP, Part D premiums are recognized evenly throughout the year when they become due but benefit costs are recognized when the costs are incurred. Due to the design of the Part D product, premiums are evenly distributed throughout the year, but benefit costs are much higher earlier in the year. As a result, under GAAP, benefit costs can exceed premiums in the first part of the year, but be less than premiums during the remainder of the year. For segment reporting purposes, Torchmark has elected to defer $17 million excess benefits incurred in the first quarter of 2010 to the remainder of the year in order to more closely match the benefit cost with the associated revenue. In the 2009 quarter, $18 million in excess benefits were deferred. For the full year of 2009, the total premiums and benefits were the same under this alternative method as they were under GAAP and are expected to be so in 2010. The Company’s presentation results in the underwriting margin percentage of each interim period reflecting the expected margin percentage for the full year. In addition, GAAP recognizes in each quarter a government risk-sharing premium adjustment consistent with the contract as if the quarter represented an entire contract period. Torchmark did not include this $1.9 million GAAP adjustment in the first quarter of 2010 or the comparable $1.4 million adjustment in the first quarter of 2009 for segment reporting purposes. These adjustments were removed because these contract payments are based upon the experience of the full contract year, not the experience of interim periods. For the entire

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

year, we expect our benefit ratio to be in line with the pricing and we do not expect to receive any government risk-sharing premium. The difference between the interim results as presented for segment purposes and GAAP was a charge of $15 million in 2010 ($10 million after tax) and $16 million in 2009 ($11 million after tax).

The Company recorded a $3.2 million tax settlement benefit related to prior years during the first quarter of 2009 which primarily resulted from the favorable settlement of U.S. federal income tax issues related to prior years. More information on this tax settlement is provided in Note F—Income Taxes in the Notes to Consolidated Financial Statements. Management removes items such as this related to prior periods when analyzing its ongoing core results.

The following tables total the components of Torchmark’s operating segments and reconcile these operating results to its pretax income and each significant line item in its Consolidated Statements of Operations.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the three months ended March 31, 2010
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$430,299	$254,979	$2,204			$1,887	(1)	$689,369
Net investment income				$177,233		66	(2)	177,299
Other income					$618	(234	)(4)	384

Total revenue	430,299	254,979	2,204	177,233	618	1,719		867,052
Expenses:
Policy benefits	282,630	172,367	11,598			17,178	(1)	483,773
Required interest on net reserves	(111,862)	(8,729)	(14,164)	134,755				0
Amortization of acquisition costs	125,024	37,216	4,607	(53,441)				113,406
Commissions and premium tax	18,455	13,580	23			(234	)(4)	31,824
Insurance administrative expense (3)					37,832			37,832
Parent expense					2,562			2,562
Stock compensation expense					3,036			3,036
Interest expense				18,871		66	(2)	18,937

Total expenses	314,247	214,434	2,064	100,185	43,430	17,010		691,370

Subtotal	116,052	40,545	140	77,048	(42,812)	(15,291)		175,682
Nonoperating items						15,291	(1)	15,291

Measure of segment profitability (pretax)	$116,052	$40,545	$140	$77,048	$(42,812)	$0		190,973

Deduct applicable income taxes								(64,397)

Segment profits after tax								126,576

Add back income taxes applicable to segment profitability	64,397
Add (deduct) realized investment gains (losses)	7,753
Deduct Part D adjustment (1)	(15,291)

Pretax income per Consolidated Statement of Operations	$183,435

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which match expected benefits with policy premium.
(2)	Reclassification of interest amount due to accounting rule requiring deconsolidation of Trust Preferred Securities. Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the three months ended March 31, 2009
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$412,748	$269,925	$2,397			$1,415	(1)	$686,485
Net investment income				$168,977		66	(2)	169,043
Other income					$666	(261	)(4)	405

Total revenue	412,748	269,925	2,397	168,977	666	1,220		855,933
Expenses:
Policy benefits	270,334	178,961	10,500			17,819	(1)	477,614
Required interest on net reserves	(105,856)	(8,440)	(10,261)	124,557				0
Amortization of acquisition costs	119,846	39,962	6,199	(51,339)				114,668
Commissions and premium tax	17,954	13,858	55			(261	)(4)	31,606
Insurance administrative expense (3)					39,417			39,417
Parent expense					1,932			1,932
Stock compensation expense					2,441			2,441
Interest expense				15,598		66	(2)	15,664

Total expenses	302,278	224,341	6,493	88,816	43,790	17,624		683,342

Subtotal	110,470	45,584	(4,096)	80,161	(43,124)	(16,404)		172,591
Nonoperating items						16,404	(1)	16,404

Measure of segment profitability (pretax)	$110,470	$45,584	$(4,096)	$80,161	$(43,124)	$0		188,995

Deduct applicable income taxes								(63,740)

Segment profits after tax								125,255

Add back income taxes applicable to segment profitability	63,740
Add (deduct) realized investment gains (losses)	(46,295)
Deduct Part D adjustment (1)	(16,404)

Pretax income per Consolidated Statement of Operations	$126,296

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which match expected benefits with policy premium.
(2)	Reclassification of interest amount due to FIN46R (accounting rule requiring deconsolidaton of Trust Preferred Securities). Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Three months ended March 31,		Increase (Decrease)
	2010	2009	Amount	%
Life insurance	$116,052	$110,470	$5,582	5
Health insurance	40,545	45,584	(5,039)	(11)
Annuity	140	(4,096)	4,236
Other:
Other income	618	666	(48)	(7)
Administrative expense	(37,832)	(39,417)	1,585	(4)
Investment	77,048	80,161	(3,113)	(4)
Corporate and adjustments	(5,598)	(4,373)	(1,225)	28

Pretax total	190,973	188,995	1,978	1
Applicable taxes	(64,397)	(63,740)	(657)	1

After-tax total	126,576	125,255	1,321	1
Reconciling items:
Realized gains (losses) (after tax)	5,039	(41,045)	46,084
Part D adjustment (after tax)	(9,939)	(10,663)	724
Tax settlements from issues related to prior years	0	3,159	(3,159)

Net income	$121,676	$76,706	$44,970	59

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The tables in Note G—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the three-month periods ended March 31, 2010 and 2009. Additionally, a table in that note, Analysis of Profitability by Segment, provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles those measures to our net income. That summary represents our overall operations in the manner that management views the business, and is a basis of the following highlights discussion.

A discussion of operations by each segment follows later in this report. These discussions compare the first quarter of 2010 with the same period of 2009, unless otherwise noted.

Highlights, comparing the first three months of 2010 with the first three months of 2009. Net income per diluted share increased 60% to $1.46. Net income for the 2010 period reflects an after-tax benefit of $.06 per share for realized investment gains. Net income per share during the 2009 period reflected an after tax loss of $.49 per share for realized investment losses all of which was a result of other-than-temporary impairments of fixed maturities. The $.06 per share gain in 2010 was net of an impairment writedown of $.01 per share on fixed maturities. These writedowns of investments are discussed in detail in Note E—Investments under the caption Other-Than-Temporary Impairments in this report. Additionally, we benefited from tax settlements in 2009 as described in Note F—Income Taxes and Note G—Business Segments. Net income was increased by $3 million or $.04 per share in 2009 as a result of these tax settlements.

As explained in Note G—Business Segments, differences in our estimate of interim results for Medicare Part D as we view this product for segment purposes and GAAP resulted in a $10 million after-tax charge to 2010 earnings or $.12 per share, compared with a charge of $11 million after-tax or $.13 per share in the prior period. We expect our 2010 full year benefit ratios to be approximately the same as those for interim periods, as was the case in 2009 and prior years. For this reason, there should be no differences in segment versus GAAP reporting by year end 2010, as it relates to Medicare Part D.

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

Total premium income increased slightly for the 2010 quarter from $686 million to $689 million. Increases in life premium were substantially offset by declines in health and other premium. Total net sales rose 9% to $119 million. First-year collected premium also rose 9% to $90 million for the period.

Life insurance premium income grew 4% to $430 million. Life net sales increased 9% to $85 million, primarily as a result of an increase in American Income’s net sales of 25%. First-year collected life premium rose 13% to $62 million. Life underwriting margins increased 5% to $116 million.

Health insurance premium income, excluding Medicare Part D premium, declined 10% to $203 million. Health net sales, excluding Part D, declined 17% to $17 million and first-year collected health premium, excluding Part D, decreased 23% to $17 million. These declines resulted primarily from the increased turnover of agents in our United American (UA) Branch Office Agency. This Agency has historically been a key distributor of our health products, but has been facing increased competition in recent periods. We are addressing the turnover in the UA Branch Office Agency by offering the agents new lines of Liberty National life and health products to sell with new compensation incentives focused on marketing those products. Health underwriting income of $35 million, excluding Part D, was 18% of premium in both periods.

Our Medicare Part D prescription drug business is a component of the health insurance segment. In the manner we view our Medicare Part D business as described in Note G—Business Segments, policyholder premium was $52 million in 2010 compared with $46 million in 2009, an increase of 14%. Underwriting income increased 5% to $5 million.

Excess investment income per diluted share decreased 3% to $.93, while excess investment income declined 4% to $77 million. Net investment income rose $8 million, or 5%. Our average investment portfolio at amortized cost grew 10%. We have held significantly more short-term investments in both periods to provide more flexibility in the uncertain economic environment, even though yields on short-terms were less than 20 basis points in both periods. The decline in excess investment income was due to the combination of the $8 million or 11% increase in interest cost on net insurance policy liabilities and the $3 million or 21% increased financing costs, which more than offset the increase in net investment income. Financing costs rose in the period primarily as a result of the increased interest expense from a new $300 million debt offering issued in June, 2009, replacing a $99 million debt issue that matured in August, 2009.

In the first three months of 2010, we invested new money at an effective annual yield on new investments of 6.02%. This yield compares with an average portfolio yield of 6.76% (as of March 31, 2010). The fixed-maturity portfolio at fair value accounted for 93% of total investments at March 31, 2010 and had an average rating of BBB+. Short-term investments accounted for 3% of the portfolio at that date.

During the first three months of 2010, the net unrealized losses in our fixed maturity portfolio improved from $456 million at year end 2009 to $173 million at March 31, 2010. The fixed maturity portfolio contains no securities backed by subprime or Alt A mortgages. We are not a party to any counterparty risk, with no credit default swaps or other derivative contracts. We do not engage in securities lending.

We have an on-going share repurchase program which began in 1986. During the first quarter of 2009, we temporarily suspended the program because of the uncertain economic environment. However, in the first quarter of 2010, we reactivated the program with a reaffirmation of the Board of Directors at their February 25, 2010 meeting. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. In the first quarter of 2010, we acquired 256 thousand shares of the Company’s common stock in the open market at a cost of $13.5 million ($52.78 average price per share). Of the $13.5 million, $11.6 million was from excess operating cash flow, which was used to repurchase 220 thousand shares, and $1.9 million was from the cash received from stock option exercises by current and former employees. Proceeds from these option exercises were used to repurchase 36 thousand shares in order to offset dilution from the exercises.

A detailed discussion of our operations by component segment follows.

Life insurance, comparing the first three months of 2010 with the first three months of 2009. Life insurance is our predominant segment, representing 63% of premium income and 74% of insurance underwriting margin in the first quarter of 2010. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the Investment segment. Life insurance premium income increased 4% to $430 million. Throughout the past year, we have been in the process of combining selected offices of our United American (UA) Branch Office Exclusive Agency with the Liberty National Exclusive Agency. For this reason, all premium income and margin data will be reported on a combined basis in this report. However, we will continue to report sales data and agent counts separately for the two agencies. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2010		2009		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$143,714	34	$135,283	33	$8,431	6
American Income Exclusive Agency	134,798	31	122,993	30	11,805	10
Liberty National Exclusive Agency	74,425	17	74,921	18	(496)	(1)
Other Agencies	77,362	18	79,551	19	(2,189)	(3)

Total Life Premium	$430,299	100	$412,748	100	$17,551	4

Net sales, defined earlier in this report as an indicator of new business production, grew 9% to $85 million. Three of our four primary distribution groups had growth in net sales. An analysis of life net sales by distribution group is presented below.

Life Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2010		2009		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$36,986	43	$34,201	44	$2,785	8
American Income Exclusive Agency	34,455	40	27,537	35	6,918	25
Liberty National Exclusive Agency	8,619	10	12,095	15	(3,476)	(29)
United American Branch Office Agency	2,089	3	1,732	2	357	21
Other Agencies	3,107	4	2,892	4	215	7

Total Life Net Sales	$85,256	100	$78,457	100	$6,799	9

First-year collected life premium, defined earlier in this report, was $62 million in the 2010 period, rising 13% over the prior-year period. First-year collected life premium by distribution group is presented in the table below.

Life Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2010		2009		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$23,378	38	$21,550	39	$1,828	8
American Income Exclusive Agency	26,788	43	21,894	40	4,894	22
Liberty National Exclusive Agency	9,001	15	8,648	16	353	4
Other Agencies	2,757	4	2,667	5	90	3

Total	$61,924	100	$54,759	100	$7,165	13

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

Direct Response’s life premium income rose 6% to $144 million, representing 34% of Torchmark’s total life premium, the largest contribution to premium of any distribution system. Both net sales of $37 million and first-year collected premium of $23 million rose 8% over the prior year period.

The American Income Exclusive Agency markets primarily to members of labor unions, but also to credit unions and other associations. This agency produced premium income of $135 million, an increase of 10%. American Income is Torchmark’s fastest growing life insurance agency on the basis of premium growth. Net sales increased 25% to $34 million, while first-year collected premium rose 22% to $27 million. Growth in sales in our captive agencies is highly dependent on growing the size of the agency force. The American Income agent count was 4,201 at March 31, 2010, 20% higher than a year earlier (3,506). The American Income agency continues to emphasize the recruiting and retention of new agents, focusing on an incentive program to reward growth in both recruiting and production.

As previously mentioned, we have combined selected offices of the UA Branch Office Agency with the Liberty National Exclusive Agency. The Liberty National Agency has historically marketed life insurance to middle-income customers primarily in the Southeast. The UA Branch Office Agency has historically emphasized health products, but is now changing its focus for newly recruited agents to market Liberty’s life and health products. Life premium income for this combined agency was $74 million for the 2010 period, a 1% decline compared with $75 million in the 2009 period. First-year collected premium on a combined basis rose 4% to $9 million.

The Liberty National Agency’s net sales declined 29% to $9 million. The Liberty Agency had 1,535 producing agents at March 31, 2010, compared with 3,563 a year earlier, a decline of 57%. The decrease in agent count is due primarily to agent compensation issues arising in 2009. A two-tier bonus threshold proved more difficult for producing agents to meet than anticipated. Management reverted to a level bonus threshold later during 2009. In addition, due to deteriorating first year persistency rates on business written over the past several quarters, management modified compensation incentives in 2009 to place more emphasis on retention. This has resulted in the departure of a number of the less productive agents. Management believes that agent count will increase later in 2010. Steps taken to improve first year persistency have generated positive trends thus far.

The UA Branch Office Agency produced net sales of $2.1 million in 2010 of Liberty National’s life products. As noted above, this Agency traditionally focused on health product sales. Due to intense competition in recent periods in the health insurance market, the UA Branch has experienced sharp declines in agent count. The UA Branch Office Agency had 693 producing agents at March 31, 2010, compared with 1,567 agents a year earlier, a decline of 56%.

As is the case with all of our captive agency forces, growing the number of productive agents is critical to the growth in sales. We have shifted the emphasis in the UA Branch to life and health products currently marketed by Liberty National agents. These products are priced to achieve higher profit margins and have better persistency than the UA Branch’s limited-benefit health insurance. This Agency will continue to offer the current product portfolio, but the majority of our financial incentives will be used to encourage new agents to sell the Liberty National product line. We believe that the alignment of this Agency with the Liberty National Agency will provide financial incentives to agents and will improve the stability and profitability of the UA Branch Office Agency.

The Other Agencies distribution systems offering life insurance include the Military Agency, the UA Independent Agency (which predominantly writes health insurance), United Investors, and various minor distribution channels. The Other Agencies distribution group contributed $77 million of life premium income, or 18% of Torchmark’s total in the 2010 quarter, but contributed only 4% of net sales.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Three months ended March 31,
	2010		2009		Increase
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$430,299	100	$412,748	100	$17,551	4
Net policy obligations	170,768	40	164,478	40	6,290	4
Commissions and acquisition expense	143,479	33	137,800	33	5,679	4

Insurance underwriting income before other income and administrative expense	$116,052	27	$110,470	27	$5,582	5

Life insurance underwriting income before insurance administrative expense was $116 million, increasing 5%. This growth in underwriting income was caused primarily by premium growth.

Health insurance, comparing the first three months of 2010 with the first three months of 2009. Health premium accounted for 37% of our total premium in the 2010 period, while the health underwriting margin accounted for 26% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. Our health products include a variety of limited-benefit health plans including hospital/surgical, cancer and accident plans sold to customers under age 65, as well as Medicare Supplements sold to Medicare enrollees. We also provide coverage under the Medicare Part D prescription drug plan. Medicare Part D business is shown as a separate health component and will be discussed separately in the analysis of the health segment.

As explained in Note G—Business Segments, management does not view the government risk-sharing premium for Medicare Part D as a component of premium income. Excluding this risk-sharing premium, health insurance premium for the 2010 period was $255 million, declining 6%. A reconciliation between segment reporting for Medicare Part D and GAAP is presented in the chart in Note G—Business Segments, and those differences are fully discussed in that note.

The table below is an analysis of our health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2010		2009		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$13,846		$17,023		$(3,177)	(19)
Medicare Supplement	68,035		70,776		(2,741)	(4)

	81,881	40	87,799	39	(5,918)	(7)
Liberty National Exclusive Agency
Limited-benefit plans	54,124		67,487		(13,363)	(20)
Medicare Supplement	34,435		38,724		(4,289)	(11)

	88,559	44	106,211	48	(17,652)	(17)
American Income Exclusive Agency
Limited-benefit plans	18,797		17,888		909	5
Medicare Supplement	235		277		(42)	(15)

	19,032	9	18,165	8	867	5
Direct Response
Limited-benefit plans	112		121		(9)	(7)
Medicare Supplement	13,067		11,741		1,326	11

	13,179	7	11,862	5	1,317	11
Total Health Premium (Before Part D)
Limited-benefit plans	86,879	43	102,519	46	(15,640)	(15)
Medicare Supplement	115,772	57	121,518	54	(5,746)	(5)

Total (Before Part D)	202,651	100	224,037	100	(21,386)	(10)

Medicare Part D*	52,328		45,888		6,440	14

Total Health Premium*	$254,979		$269,925		$(14,946)	(6)

*	Total Medicare Part D premium and health premium exclude the risk-sharing premiums of $1.9 million in 2010 and $1.4 million in 2009 received from the Centers for Medicare and Medicaid Services consistent with the Medicare Part D contract. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.

Presented below is a table of health net sales by distribution method.

Health Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2010		2009		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$1,730		$3,726		$(1,996)	(54)
Medicare Supplement	5,931		3,623		2,308	64

	7,661	45	7,349	36	312	4
United American Branch Office Agency
Limited-benefit plans	998		5,526		(4,528)	(82)
Medicare Supplement	1,195		1,483		(288)	(19)

	2,193	13	7,009	34	(4,816)	(69)
Liberty National Exclusive Agency
Limited-benefit plans	1,508		2,939		(1,431)	(49)
Medicare Supplement	7		37		(30)	(81)

	1,515	9	2,976	14	(1,461)	(49)
American Income Exclusive Agency
Limited-benefit plans	3,478		2,782		696	25
Medicare Supplement	0		0		0	0

	3,478	21	2,782	14	696	25
Direct Response
Limited-benefit plans	52		5		47	940
Medicare Supplement	2,052		408		1,644	403

	2,104	12	413	2	1,691	409
Total Net Sales (Before Part D)
Limited-benefit plans	7,766	46	14,978	73	(7,212)	(48)
Medicare Supplement	9,185	54	5,551	27	3,634	65

Total (Before Part D)	16,951	100	20,529	100	(3,578)	(17)

Medicare Part D*	16,602		10,119		6,483	64

Total Net Sales*	$33,553		$30,648		$2,905	9

*	Net sales for Medicare Part D represents only new first-time enrollees.

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2010		2009		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$1,871		$3,515		$(1,644)	(47)
Medicare Supplement	5,189		3,319		1,870	56

	7,060	42	6,834	31	226	3
Liberty National Exclusive Agency
Limited-benefit plans	3,918		9,829		(5,911)	(60)
Medicare Supplement	994		1,413		(419)	(30)

	4,912	29	11,242	52	(6,330)	(56)
American Income Exclusive Agency
Limited-benefit plans	3,300		2,814		486	17
Medicare Supplement	0		0		0	0

	3,300	19	2,814	13	486	17
Direct Response
Limited-benefit plans	116		36		80	222
Medicare Supplement	1,501		875		626	72

	1,617	10	911	4	706	77
Total First-Year Collected Premium (Before Part D)
Limited-benefit plans	9,205	55	16,194	74	(6,989)	(43)
Medicare Supplement	7,684	45	5,607	26	2,077	37

Total (Before Part D)	16,889	100	21,801	100	(4,912)	(23)

Medicare Part D*	10,938		5,687		5,251	92

Total First-Year Collected Premium*	$27,827		$27,488		$339	1

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

Health insurance, excluding Medicare Part D. As noted under the caption Life Insurance, we have emphasized life insurance sales relative to health, due to life’s superior margins and its greater contribution to excess investment income. Our health distribution groups have also encountered increased competition in recent periods. The increased competition has led to losses in agents in our major health distribution channels, especially the UA Branch Office and Independent Agencies. Agent turnover has increased as lower premium, lower margin products offered by competitors have provided agents with products that are easier to sell. Declines in these agent counts have resulted in lower net sales, which in turn have pressured premium growth. Health premium, excluding Part D premium, fell 10% to $203 million in the 2010 period. Medicare Supplement premium declined 5% to $116 million, while other limited-benefit health premium dropped 15% to $87 million. Medicare Supplement provides Torchmark with the greatest amount of health premium, representing 57% of non-Part D health premium for the 2010 first quarter.

While net sales of our limited-benefit products have been stronger in recent years than our Medicare Supplement plans, Medicare Supplement net sales were stronger in the 2010 quarter. Medicare Supplement net sales increased 65% or $4 million in 2010, and exceeded net sales of the limited-benefit products for the first time in several years. Both the UA Independent Agency and the Direct Response group significantly increased Medicare Supplement sales in the 2010 quarter. The increases in net sales involved group Medicare Supplement business, in which sales fluctuate from period to period. We do not expect that these increases necessarily indicate a trend. Additionally, these increases were more than offset by a 48% or $7 million decline in net sales of limited-benefit plans, resulting in a 17% decline in total health net sales. Health first-year collected premium declined 23%.

The alignment of the UA Branch Office Agency with the Liberty National Exclusive Agency, as previously mentioned under the caption Life Insurance, has resulted in this combined Agency being Torchmark’s largest in terms of health premium. This Agency represented 44% of all non-Part D health premium at $89 million. The UA Branch has historically been Torchmark’s largest health distributor, marketing limited-benefit health products and Medicare Supplements. Liberty also markets limited-benefit products, concentrating on cancer insurance. Health premium income in the combined Agency declined 17% from prior year premium of $106 million. First-year collected premium fell 56% to $5 million. As noted earlier, increased competition in the health insurance market has caused declines in agent counts and thus decreased new sales, translating into declines in premium. The UA Branch Office net sales for the period declined 69% compared with the prior year from $7 million to $2 million (of which $544 thousand was for sales of Liberty National products). As discussed under the caption Life Insurance, the UA Branch Office agent count fell 56% to 693 from a year earlier, negatively impacting net sales and premium growth. This effect was more notable in Torchmark’s health segment as this Agency was previously a more prominent factor in our health operations. Also discussed under the Life Insurance caption are efforts designed to strengthen this Agency.

The Liberty Agency’s health net sales fell 49% to $1.5 million in 2010 on sales of limited-benefit health products, primarily cancer. Liberty’s net sales as a portion of total non-Part D health net sales declined from 14% in 2009 to 9%.

The UA Independent Agency consists of independent agencies appointed with Torchmark who also sell for other companies. The UA Independent Agency was Torchmark’s highest producer of health net sales in the 2010 quarter, with net sales of $8 million, representing 45% of Torchmark’s non-Part D health sales. Net sales of Medicare Supplement products rose 64% to $5.9 million. This Agency is Torchmark’s largest producer of Medicare Supplement insurance, with Medicare Supplement premium of $68 million in the 2010 quarter, representing approximately 59% of all Torchmark Medicare Supplement premium. However, total health premium for this Agency has declined over the prior year. In the 2010 period, total health premium fell 7% to $82 million.

Other agencies. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 16% of health premium excluding Part D in 2010 and 13% in 2009. The American Income Exclusive Agency markets a variety of limited-benefit plans, primarily accident. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response is also involved in marketing Medicare Part D. American Income’s net health sales rose 25% to $3.5 million in 2010 and Direct Response’s health net sales rose five-fold, at $2.1 million. As noted earlier, the Medicare Supplements sold by Direct Response fluctuate from period to period and are not expected to indicate a trend.

Medicare Part D. Coverage under Torchmark’s Medicare Part D prescription drug plan for Medicare beneficiaries is marketed through our Direct Response organization. As described in Note G—Business Segments, we report our Medicare Part D business for segment analysis purposes as we view the business, in which expected full-year benefits are matched with the related premium income which is received evenly throughout the policy year. At this time, we have expensed benefits based on our expected benefit ratio of approximately 84% for the entire 2010 contract year. This ratio was 82% for the full year 2009. The 2010 benefit ratio could change as experience emerges. In 2010, we do not expect to benefit as much from annual settlements under the government risk-sharing program as we have in prior years. We describe the differences between the segment analysis and the GAAP operating results in Note G. Due to the design of the Medicare prescription drug product, claims are expected to be heaviest early in the calendar year. Management believes that the use of the full-year loss ratio is an appropriate measure for interim results, and also that these reporting differences will arise only on an interim basis and will be eliminated at the end of a full year, as they were in the full year of 2009.

Medicare Part D premium was $52 million in 2010, compared with $46 million in 2009, after removal of the risk-sharing adjustment in both periods. This represents an increase in premium of 14%. Medicare Part D underwriting results are presented in the following chart. The adjustments which reconcile Part D results in accordance with our health segment analysis to Part D GAAP results are presented in the charts in Note G—Business Segments.

Medicare Part D

Summary of Medicare Part D Results

(Dollar amounts in thousands)

	Three months ended March 31,
	2010		2009
	Per Segment Analysis	GAAP	Per Segment Analysis	GAAP
Insurance underwriting income before other income and administrative expense	$5,076	$(10,215)	$4,819	$(11,585)

Although we have been marketing our Medicare Part D coverage, the number of enrollees in the individual coverage has been relatively constant as most eligible enrollees chose a carrier when the Part D program was initiated. However, group sales have been increasing and the proportion of enrollees with the group coverage increased from 7% in March, 2009, to 13% in March, 2010. Additionally, as this is a government-sponsored program, we believe that regulatory changes could alter the outlook for this market.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Three months ended March 31, 2010
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$202,651	100	$52,328	100	$254,979	100
Net policy obligations	119,688	59	43,950	84	163,638	64
Commissions and acquisition expense	47,494	23	3,302	6	50,796	20

Insurance underwriting income before other income and administrative expense	$35,469	18	$5,076	10	$40,545	16

	Three months ended March 31, 2009
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$224,037	100	$45,888	100	$269,925	100
Net policy obligations	132,755	59	37,766	82	170,521	63
Commissions and acquisition expense	50,517	23	3,303	7	53,820	20

Insurance underwriting income before other income and administrative expense	$40,765	18	$4,819	11	$45,584	17

*	Health other than Medicare Part D.

Underwriting income for health insurance declined 11% or $5 million to $41 million. Total health premium also fell 6% to $255 million. As a percentage of health premium, underwriting margins declined from 17% to 16%. Health benefit ratios increased as the higher loss-ratio Medicare Part D business became a larger proportion of our total health business.

Annuities, comparing the first three months of 2010 with the first three months of 2009. We market fixed annuities. We previously sold variable annuities but discontinued marketing variable annuities in 2008. Annuities represent less than 1% of total premium income and total underwriting income, and therefore are not a major component of our marketing strategy.

A summary of our annuity balances is as follows:

Annuity Deposit Balances

(Dollar amounts in millions)

	At March 31, 2010	At December 31, 2009	At March 31, 2009
Fixed	$1,249.7	$1,089.3	$1,013.8
Variable	628.1	634.7	564.5

	$1,877.8	$1,724.0	$1,578.3

An analysis of annuity underwriting income is as follows:

Summary of Results

(Dollar amounts in thousands)

	Three months ended March 31,
	2010	2009	Change
Premium (policy charges)	$2,204	$2,397	$(193)
Less policy obligations*	(2,566)	239	(2,805)
Less commissions and acquisition expense	4,630	6,254	(1,624)

Insurance underwriting income before other income and administrative expense	$140	$(4,096)	$4,236

Underwriting income attributable to:
Fixed Annuities	$854	$384	$470
Variable Annuities	(714)	(4,480)	3,766

Insurance underwriting income before other income and administrative expense	$140	$(4,096)	$4,236

*	A significant portion of annuity profitability is derived from the spread of investment income exceeding contractual interest requirements. This spread generally results in negative net policy obligations and a benefit to underwriting income.

Variable annuities generate earnings from periodic policy charges and fees to the account balances, reduced by net policy obligations and acquisition costs. Instability and declines in equity markets during 2008 and early 2009 had a significant effect on the variable annuity policyholder account balance, as market volatility resulted in a significant decline in the value of the underlying investments and caused increased policyholder withdrawals. As noted above, we have also withdrawn from the variable annuity market. These events have pressured annuity revenues and underwriting income.

Underwriting income on our variable business has been recently affected by two major factors other than policy charges, especially in the 2009 quarter. Our products contain guaranteed minimum death benefits, providing a minimum death benefit regardless of policyholder account value upon death. For this reason, we provide a reserve for this benefit, the cost of which increases as the policyholder account value declines. Additionally, because of changes in the account balance size, we expect that future revenues and profits will also change accordingly. Therefore, the projections with regard to the deferred acquisition costs associated with this business are revised, resulting in a charge or credit to reflect this revision or “true-up” of the projections. Because equity markets declined significantly in the first quarter of 2009, the 2009 annuity underwriting income was charged $5.0 million for the guaranteed minimum death benefit and the deferred acquisition cost “true-up.” As equity markets have partially recovered since that time, the impact of these items on 2010 underwriting income was not material. The variable annuity business is our only business where revenue and margins are significantly impacted by changes in equity markets.

Fixed annuity underwriting income more than doubled from $384 thousand to $854 thousand in 2010. The increase in the fixed annuity margin resulted from a combination of growth in the fixed account balance, as well as a significantly wider interest spread on the account balance. The wider spread was caused by the assignment of higher-yielding new investments to this product as older lower-yielding investments matured and rolled off over time. The interest spread on the fixed annuity balance is the primary source of profitability for this product.

Operating expenses, comparing the first three months of 2010 with the first three months of 2009. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Three months ended March 31,
	2010		2009
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$17,906	2.6	$19,518	2.9
Other employee costs	7,581	1.1	7,140	1.0
Other administrative costs	10,170	1.5	9,788	1.4
Legal expense - insurance	1,522	0.2	2,269	0.3
Medicare Part D direct administrative expense	653	0.1	702	0.1

Total insurance administrative expenses	37,832	5.5	39,417	5.7

Parent company expense	2,562		1,932
Stock compensation expense	3,036		2,441

Total operating expenses, per
Consolidated Statements of Operations	$43,430		$43,790

Insurance administrative expenses:
Increase (decrease) over prior year	(4.0)%		(0.9)%
Total operating expenses:
Increase (decrease) over prior year	(0.8)%		(4.9)%

Insurance administrative expenses declined 4% when compared with the prior year period. As a percentage of premium, they declined from 5.7% to 5.5%. The decline resulted in large part from an 8% decline in compensation. The increase in Parent Company expense was primarily caused by the cost of consulting services related to corporate planning. The increase in 2010 stock compensation expense was caused by the increase in the value of Torchmark stock over prior year and the increased volatility in price over the past year. The value of the stock affects the value assigned to stock grants, and both share value and share price volatility affect option prices, even though the number of stock and stock option grants were not significantly changed from the prior year.

Investments (excess investment income), comparing the first three months of 2010 with the first three months of 2009. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note G—Business Segments in the Notes to the Consolidated Financial Statements. It is defined as net investment income less both the interest credited to net policy liabilities and the interest cost associated with capital funding or “financing costs.” We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $4.0 billion of cash flow to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted share.

Excess Investment Income

(Dollar amounts in thousands)

	Three months ended March 31,		Increase (Decrease)
	2010	2009	Amount	%
Net investment income *	$177,233	$168,977	$8,256	5

Required interest on net insurance policy liabilities	(81,314)	(73,218)	(8,096)	11
Financing costs:
Interest on funded debt	(18,259)	(13,295)	(4,964)	37
Interest on short-term debt	(612)	(2,303)	1,691	(73)

Total financing costs	(18,871)	(15,598)	(3,273)	21

Excess investment income	$77,048	$80,161	$(3,113)	(4)

Excess investment income per diluted share	$0.93	$0.96	$(0.03)	(3)

Mean invested assets (at amortized cost)	$11,459,461	$10,371,631	$1,087,830	10
Average net insurance policy liabilities **	5,947,080	5,427,278	519,802	10
Average debt and preferred securities (at amortized cost)	1,146,926	1,018,555	128,371	13

*	Net investment income per Torchmark’s segment analysis does not agree with Net investment income per the Consolidated Statements of Operations because management views our Trust Preferred Securities as consolidated debt, as presented in the Reconciliation in Note G—Business Segments.
**	Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

As shown in the above table, excess investment income for the 2010 quarter declined 4% to $77 million. On a per-share basis, excess investment income declined 3% from $.96 to $.93. The increase in net investment income was more than offset by larger increases in required interest on policy liabilities and financing costs.

The largest component of excess investment income is net investment income, which rose 5% to $177 million. Growth in net investment income lagged the 10% growth in average invested assets (at amortized cost) quarter over quarter. Yields on new investments made in the low-interest rate environment of recent periods have been significantly lower than the yields on securities that matured or were otherwise disposed of. Additionally, we held significantly more cash and short-term investments during the 2010 period to provide more flexibility in the uncertain economic environment. Short-term investments represented 6% of the average portfolio for the 2010 quarter, compared with 3% a year earlier.

Required interest on net insurance policy liabilities increased 11% to $81 million, contributing to the decline in excess investment income. The increase in required interest correlates with a 10% change in average net interest-bearing insurance policy liabilities.

Financing costs rose 21% to $19 million, primarily due to the issuance of the $300 million 9 1/4% Senior Notes at the end of the second quarter of 2009. While this debt replaced $99 million 8 1/4% Senior Debentures which matured in the third quarter of 2009, these transactions resulted in a net increase in interest on funded debt of $5 million or 37%. Short-term interest expense declined 73% as short-term borrowing rates declined significantly quarter over quarter.

Excess investment income benefits from increases in long-term rates available on new investments and decreases in short-term borrowing rates. Of these two factors, higher investment rates have the greater impact because the amount of cash that we invest is significantly greater than the amount that we borrow at short-term rates. Therefore, Torchmark would benefit if rates, especially long-term rates, were to rise.

Investments (acquisitions), comparing the first three months of 2010 with the first three months of 2009. Torchmark’s current investment policy calls for investing almost exclusively in fixed maturities that are investment-grade, that generally have maturities exceeding 20 years, and that meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows are generally stable and predictable. If such longer-term securities do not meet our quality and yield objectives, new money is invested in shorter-term fixed maturities.

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

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the three months ended March 31,
	2010	2009
Cost of acquisitions:
Investment-grade corporate securities	$544	$230
Taxable municipals	$105	0
Other	27	0

Total fixed-maturity acquisitions	$676	$230

Effective annual yield *	6.02%	7.67%
Average life, in years to:
Next call	23.9	24.7
Maturity	25.9	25.6
Average rating	A-	A-

*	One-year compounded yield on a tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

During the first three months of 2010, we acquired $676 million of fixed maturities with an average effective yield of 6.02% and an average rating of A-. This compares with $230 million of fixed maturities with an average yield of 7.67% and an average rating of A- acquired during the same period of 2009. We acquired primarily corporate bonds in both periods. These securities spanned a diversified range of issuers, industry sectors, geographical regions, and were all investment-grade securities. In 2010, we also acquired a number of taxable municipal bonds, primarily Build America Bonds authorized by the American Recovery and Retirement Act of 2009.

Investments (portfolio composition). The composition of the investment portfolio at book value on March 31, 2010 was as follows:

Invested Assets At March 31, 2010

(Dollar amounts in millions)

	Amount	% of Total
Fixed maturities (at amortized cost)	$10,603	93
Equities (at cost)	15	0
Mortgage loans	16	0
Investment real estate	2	0
Policy loans	389	4
Other long-term investments	32	0
Short-term investments	332	3

Total	$11,389	100

As noted earlier, we have held greater amounts of cash and short-term investments in recent periods because of uncertainty about liquidity in financial markets. As a result, short-term investments represented approximately 3% of the portfolio at both March 31, 2010 and December 31, 2009.

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

Fixed Maturities. The following table summarizes certain information about our fixed-maturity portfolio by component at March 31, 2010:

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					at Amortized Cost	at Fair Value
Corporates	$7,849	$299	$(312)	$7,836	74	75
Redeemable preferred stock	1,413	29	(149)	1,293	13	13
Municipals	1,136	10	(20)	1,126	11	11
Government-sponsored enterprises	55	0	(1)	54	1	1
Governments & agencies	39	2	0	41	0	0
Residential mortgage-backed*	20	2	0	22	0	0
Collateralized debt obligations	54	0	(34)	20	1	0
Other asset-backed securities	37	2	(1)	38	0	0

Total fixed maturities	$10,603	$344	$(517)	$10,430	100	100

*	Includes GNMA’s

At March 31, 2010, fixed maturities had a fair value of $10.4 billion, compared with $9.7 billion at December 31, 2009 and $7.3 billion at March 31, 2009. Net unrealized losses on fixed maturities decreased from $2.2 billion at March 31, 2009 to $456 million at December 31, 2009 and then further declined to $173 million at March 31, 2010. The majority of fixed maturity investments are in corporate securities. Approximately 1% of the assets at amortized cost were residential mortgage-backed securities, other asset-backed securities, and collateralized debt obligations (CDOs). The $54 million of CDOs at amortized cost is backed primarily by trust preferred securities issued by banks and insurance companies. The $20 million of mortgage-backed securities are rated AAA.

Investments in fixed maturity securities are diversified over a wide range of industry sectors. The following table summarizes certain information about our fixed-maturity portfolio by sector at March 31, 2010:

Fixed Maturities by Sector

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					Amortized Cost	Fair Value
Financial- Life/Health/PC Insurance	$1,746	$32	$(171)	$1,607	16%	15%
Financial- Bank	1,602	36	(122)	1,516	15	15
Financial- Financial Guarantor	87	1	(34)	54	1	1
Financial - Mortgage Insurer	2	0	0	2	0	0
Financial - Insurance Broker	50	0	(3)	47	1	1
Financial - Other	351	12	(30)	333	3	3
Utilities	1,600	68	(30)	1,638	15	16
Energy	1,047	53	(6)	1,094	10	10
Consumer, Non-cyclical	510	26	(11)	525	5	5
Consumer, Cyclical	321	9	(18)	312	3	3
Communications	513	17	(18)	512	5	5
Basic Materials	684	24	(10)	698	6	7
Transportation	236	12	(2)	246	2	2
Technology	83	21	0	104	1	1
Other Industrials	467	19	(6)	480	4	4
Collateralized Debt Obligations	54	0	(34)	20	1	0
Mortgage-backed Securities	20	2	0	22	0	0
Government (US, municipal, and foreign)	1,230	12	(22)	1,220	12	12

Total fixed maturities	$10,603	$344	$(517)	$10,430	100%	100%

At March 31, 2010, approximately 36% of the fixed maturity assets at amortized cost (35% at fair value) were in the financial sector, including 16% in life and health or property casualty insurance companies and 15% in banks. Financial guarantors and mortgage insurers comprised less than 1% of the portfolio. After financials, the next largest sector was utilities, which comprised 15% of the portfolio at amortized cost. The balance of the portfolio is spread among 267 issuers in a wide variety of sectors.

The net unrealized loss on fixed maturity assets decreased $2.1 billion over the past twelve months ($282 million of which was during the 2010 first quarter). The financial sector accounted for $280 million of the loss at March 31, 2010, offset by $107 million of net unrealized gains in other sectors. The financial sector’s unrealized loss was $468 million at December 31, 2009 and $1.4 billion at March 31, 2009. As discussed in Note E—Investments, we believe that the decrease in unrealized losses at March 31, 2009 is primarily attributable to improved liquidity in the financial markets. We expect our investment in our impaired securities to be fully recoverable.

An analysis of the fixed-maturity portfolio at March 31, 2010 by a composite rating is shown in the table below.

Fixed Maturities by Rating

(Dollar amounts in millions)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$346	3	$342	3
AA	1,158	11	1,183	11
A	3,072	29	3,096	30
BBB+	1,749	17	1,773	17
BBB	2,100	20	2,105	20
BBB-	1,287	12	1,217	12

Investment grade	9,712	92	9,716	93
Below investment grade:
BB	543	5	461	4
B	214	2	164	2
Below B	134	1	89	1

Below investment grade	891	8	714	7

	$10,603	100	$10,430	100

Of the $10.6 billion of fixed maturities at March 31, 2010, $9.7 billion or 92% at amortized cost were investment grade with an average rating of A-. Below-investment -grade bonds were $0.9 billion with an average rating of B+ and were 8% of fixed maturities compared with 8% at the end of 2009. Overall, the total portfolio was rated BBB+ based on amortized cost, as it was at the end of 2009. Our current investment policy is to acquire only investment-grade obligations. Thus, any increases in below-investment-grade issues are a result of ratings downgrades of existing holdings. Our investment portfolio contains no securities backed by sub-prime or Alt-A mortgages (loans for which some of the typical documentation was not provided by the borrower). We have no direct investments in residential mortgages, nor do we have any counterparty risks as we are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending. There are no off-balance sheet investments, as all investments are reported on our Consolidated Balance Sheets.

The amortized cost of below-investment-grade bonds increased approximately $67 million during the first quarter of 2010; the fair value increased approximately $129 million. During the 2010 three months, $71 million of bonds at amortized cost were downgraded by rating agencies out of investment grade, partially offset by $3 million of dispositions of below-investment-grade securities. Approximately $57 million of the increase in the amortized cost of below-investment-grade bonds was attributable to holdings in banks in the financial sector.

Information concerning our European fixed maturities is as follows:

European Fixed Maturities

At Amortized Cost as of March 31, 2009

(Dollar amounts in millions)

		Corporates**			Grand Total
Country*	Sovereign	Financials	Other	Total
Portugal	$0	$0	$10	$10	$10
Ireland	0	0	0	0	0
Greece	0	0	0	0	0
Spain	0	30	7	37	37

Sub-total	0	30	17	47	47

France	0	57	55	112	$112
Germany	0	90	36	126	126
Netherlands	0	11	25	36	36
Sweden	0	0	7	7	7
Switzerland	0	59	21	80	80
United Kingdom	0	96	163	259	259

Total European Fixed Maturities	0	$343	$324	$667	$667

Total Fixed Maturities					$10,603

*	Country of risks as assigned by Bloomberg, LP.
**	Includes $79 million of redeemable preferred stocks.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At March 31, 2010	At December 31, 2009	At March 31, 2009
Average annual effective yield (1)	6.76%	6.81%	6.98%
Average life, in years, to:
Next call (2)	16.1	15.3	15.4
Maturity (2)	22.0	21.8	21.8
Effective duration to:
Next call (2), (3)	8.6	8.2	6.8
Maturity (2), (3)	10.4	10.1	8.5

(1)	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
(2)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and (b) based on the maturity date of all bonds, whether callable or not.
(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Realized Gains and Losses, comparing the first three months of 2010 with the first three months of 2009. As discussed in Note G—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity for reasons generally beyond the control of management, resulting in realized gains or losses. For this reason, management removes the effects of such gains and losses when evaluating its overall core operating results.

The following table summarizes our tax-effected realized gains (losses) by component. As described in Note E—Investments, under the caption Other-Than-Temporary Impairments, we wrote certain securities down to fair value during both 2010 and 2009 because we determined they were other-than-temporarily impaired.

Analysis of Realized Gains (Losses), Net of Tax

(Dollar amounts in thousands, except for per share data)

	Three months ended March 31,
	2010		2009
	Amount	Per Share	Amount	Per Share
Fixed maturities and equities:
Investment sales	$1,671	$0.02	$74	$0.00
Investments called or tendered	4,481	0.05	0	0.00
Writedowns *	(1,113)	(0.01)	(41,119)	(0.49)

Total	$5,039	$0.06	$(41,045)	$(0.49)

*	Written down due to other-than-temporary impairment.

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

Parent Company liquidity. An important source of Parent Company liquidity is the dividends from the insurance subsidiaries noted above. These dividends are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent. In the first quarter of 2010, $101 million in dividends were paid to the Parent Company. For the full year 2010, dividends from the life insurance subsidiaries are expected to total approximately $371 million. After receiving distributions from non-life insurance subsidiaries, and paying debt obligations, shareholder dividends, and other expenses (but before share repurchases), Torchmark expects to have excess operating cash flow (or free cash flow) for the full year of 2010 of approximately $280 million.

Additional sources of liquidity for the Parent Company are cash, intercompany receivables, and a line of credit facility. At March 31, 2010, the Parent Company had $194 million of cash and $44 million of net intercompany receivables. The line of credit facility is with a group of lenders and terminates on August 31, 2011. It allows unsecured borrowings and stand-by letters of credit up to $600 million. Up to $200 million in letters of credit can be issued against the facility. The line of credit is further designated as a back-up credit line for a commercial paper program under which we may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million, less any letters of credit issued. Interest is charged at variable rates. The facility has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreement, we are subject to certain covenants regarding capitalization and interest coverage with which we were in full compliance at March 31, 2010. As of that date, $200 million face amount of commercial paper was outstanding ($200 million book value), $200 million letters of credit were issued, and there were no borrowings under the line of credit. Therefore, as of March 31, $200 million remained available under this facility.

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

Consolidated liquidity. Consolidated net cash inflows from operations were $303 million in the first quarter of 2010, compared with $218 million in the same period of 2009, an increase of 39%. In addition to cash inflows from operations, our companies have received $104 million in investment calls and tenders and $91 million of scheduled maturities or repayments during the 2010 three months.

Cash and short term investments were $372 million at March 31, 2010, compared with $590 million at December 31, 2009 and $339 million at the end of March, 2009. In addition to these liquid assets, the entire $10.4 billion (fair value at March 31, 2010) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all of our fixed-income and equity securities are publicly traded. We generally expect to hold fixed-income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, investment maturities, and credit line availability make any need to sell securities for liquidity unlikely.

Capital Resources. Our insurance subsidiaries maintain capital at a level adequate to support their current operations and meet the requirements of the rating agencies. The subsidiaries generally target a capital ratio of at least 300% of required regulatory capital to satisfy these standards under Risk-Based Capital (RBC), a formula designed by insurance regulatory authorities to monitor the adequacy of capital. The 300% target is considered sufficient because of their strong reliable cash flows, the relatively low risk of their product mix, and because that ratio is in line with rating agency expectations for Torchmark. As of December 31, 2009, our insurance subsidiaries in the aggregate had RBC ratios in excess of 350%. In the event of a decline in the RBC ratios of the insurance companies due to ratings downgrades in the investment portfolios, impairments, or other circumstances, we have available cash on hand and credit availability at the Parent Company to make additional contributions as necessary to maintain the ratio at or above 300%.

On a consolidated basis, Torchmark’s capital structure consists of short-term debt, long-term funded debt, and shareholders’ equity. The outstanding long-term debt at book value, including our Junior Subordinated Debentures, was $920 million at March 31, 2010, as it was at December 31, 2009. An analysis of long-term debt issues outstanding is as follows at March 31, 2010.

Long Term Debt at March 31, 2010

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Notes	2013	7 3/8%	$94.1	$93.6	$104.6
Senior Notes	2016	6 3/8	250.0	247.2	266.1
Senior Notes	2019	9 1/4	300.0	296.5	360.6
Notes	2023	7 7/8	165.6	163.2	176.4
Issue expenses (1)				(4.2)

Total long-term debt			809.7	796.3	907.7
Junior Subordinated Debentures (2)	2046	7.1	123.7	123.7	119.0	(3)

Total			$933.4	$920.0	$1,026.7

(1)	Unamortized issue expenses related to Torchmark’s Trust Preferred Securities.
(2)	Included in “Due to Affiliates” in accordance with accounting regulations.
(3)	Market value of the 7.1% Trust Preferred Securities, par value $120 million, which are obligations of an unconsolidated trust.

As previously noted under the caption Highlights in this report, we reactivated our share repurchase program during the first quarter of 2010. Under this program, we acquired 220 thousand of our outstanding common shares at a cost of $11.6 million ($52.83 per share). These purchases were made with excess cash flow and short-term borrowings.

Shareholders’ equity was $3.7 billion at March 31, 2010. This compares with $3.4 billion at December 31, 2009 and $2.0 billion at March 31, 2009. During the twelve months since March 31, 2009, shareholders’ equity has been increased by a reduction of $1.3 billion of unrealized losses after tax in the fixed maturity portfolio, as financial markets have improved over this period of time.

We are required by GAAP to revalue our available-for-sale fixed-maturity portfolio to fair market value at the end of each accounting period. These changes, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity.

Changes in the fair value of the portfolio in prior periods have resulted primarily from changes in interest rates in the financial markets. While GAAP requires our fixed maturity assets to be revalued, it does not permit interest-bearing insurance policy liabilities supported by those assets to be valued at fair value in a consistent manner, with changes in value applied directly to shareholders’ equity. If the liabilities were revalued in the same manner as the assets, the effect of interest rate changes on the related assets and liabilities would largely offset. However, due to the size of both the investment portfolio and our policy liabilities, this inconsistency in measurement can have a material impact on shareholders’ equity. During early 2009, the market value of our fixed maturity portfolio was depressed as a result of bond market illiquidity, resulting in a significant decrease in shareholders’ equity. Because of the long-term nature of our fixed maturities and liabilities and the strong cash flows generated by our insurance subsidiaries, we have the intent and ability to hold our securities to maturity. As such, we do not expect to incur losses due to fluctuations in market value of fixed maturities caused by interest rate changes and temporarily illiquid markets. Accordingly, management removes the effect of this rule when analyzing Torchmark’s balance sheet, capital structure, and financial ratios in order to provide a more consistent and meaningful portrayal of the Company’s financial position from period to period.

The following table presents selected data related to capital resources. Additionally, the table presents the effect of this GAAP requirement on relevant line items, so that investors and other financial statement users may determine its impact on our capital structure.

Selected Financial Data

	At March 31, 2010		At December 31, 2009		At March 31, 2009
	GAAP	Effect of Accounting Rule Requiring Revaluation *	GAAP	Effect of Accounting Rule Requiring Revaluation *	GAAP	Effect of Accounting Rule Requiring Revaluation *
Fixed maturities (millions)	$10,430	$(173)	$9,696	$(456)	$7,336	$(2,232)
Deferred acquisition costs (millions) **	3,463	14	3,457	28	3,443	134
Total assets (millions)	16,601	(159)	16,024	(428)	13,246	(2,098)
Short-term debt (millions)	200	0	233	0	373	0
Long-term debt (millions)	920	0	920	0	623	0
Shareholders’ equity (millions)	3,677	(104)	3,399	(278)	1,976	(1,364)

Book value per diluted share	44.13	(1.24)	40.87	(3.35)	23.88	(16.48)
Debt to capitalization ***	23.3%	0.4%	25.3%	1.5%	33.5%	10.5%

Diluted shares outstanding (thousands)	83,326		83,159		82,735
Actual shares outstanding (thousands)	82,707		82,841		82,735

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1, formerly SFAS 115.
**	Includes the value of insurance purchased.
***	Torchmark’s debt covenants require that the effect of this accounting rule be removed to determine this ratio.

Interest coverage was 10.7 times in the 2010 quarter, compared with 9.1 times in the 2009 period.

Pension assets. The following chart presents assets at fair value for our defined-benefit pension plans at March 31, 2010 and the prior-year end.

Pension Assets by Component

(Dollar amounts in thousands)

	March 31, 2010		December 31, 2009
	Amount	%	Amount	%
Corporate debt	$135,136	61.9	$132,038	62.3
Other fixed maturities	809	0.4	813	0.4
Equity securities	62,840	28.8	58,148	27.4
Short-term investments	7,574	3.5	8,176	3.9
Guaranteed annuity contract	10,461	4.8	10,492	5.0
Other	1,465	0.6	2,210	1.0

Total	$218,285	100.0	$211,877	100.0

The liability for the funded defined-benefit pension plans was $206 million at December 31, 2009. As disclosed in Note C—Postretirement Benefit Plans, no contributions were made to the qualified pension plans as of March 31, 2010. Total contributions in 2010 are not expected to exceed $12 million. Life insurance policies on the lives of plan participants have been established with an unaffiliated carrier for the Company’s supplemental retirement plan. Premium for this coverage paid during the 2010 period was $1.7 million. The cash value of these policies was $12 million at March 31, 2010. During the first quarter of 2010, a Rabbi Trust was established to provide for the obligations under this supplemental retirement plan. During that quarter, the insurance policies, as well as an additional $21 million of cash, were placed in the Rabbi Trust. The cash was deposited with an unaffiliated trustee to be invested. This plan is unqualified and therefore the value of the insurance policies and investments are not included in the chart above.

Impact of Health Care Legislation

In the first quarter of 2010, Congress passed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the Act). We are in the process of evaluating the provisions of this legislation and will be monitoring the regulations as they are developed by the various federal and state regulatory authorities. At this time, we do not believe that the majority of our health products will be affected by the legislation. However, there are a small number of our products that could be affected, representing approximately 1.5% of total sales in the first quarter of 2010 and less than 4% of total premium in force at March 31, 2010. These products will be under unacceptable loss ratio mandates and will require the removal of certain benefit limitations. We do not believe that the impact of the Act on sales or results for these products will be material to our operations as a whole. We will discontinue the sale of these products before September, 2010. With respect to the aspects of the Act concerning employee healthcare, compensation, and tax withholding, we expect a considerable increase in recordkeeping, but no substantial change in our benefit programs or increases in administrative or employee healthcare costs.

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

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 2010.

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

As of the end of the fiscal quarter completed March 31, 2010, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended March 31, 2010, there have not been any significant changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

As previously reported in filings with the Securities and Exchange Commission (SEC), on September 23, 2009, purported class action litigation was filed against American Income Life Insurance Company in the Superior Court of San Bernardino County, California (Hoover v. American Income Life Insurance Company, Case No. CIVRS 910758). The plaintiffs, former insurance sales agents of American Income who are suing on behalf of all current and former American Income sales agents in California for the four year period prior to the filing of this litigation, assert that American Income’s agents are employees, not independent contractors as they are classified by American Income. They allege failure to indemnify and reimburse for business expenses as well as failure to pay all wages due upon termination in violation of the California Labor Code; failure to pay minimum wages in violation of the California Industrial Welfare Commission Wage Order No. 4-2001, originally and as amended; and unfair business practices in violation of the California Business and Professions Code §§17200, et seq. They seek, in a jury trial, reimbursement for business expenses and indemnification for losses, payment of minimum wages for their training periods, payment of moneys due immediately upon termination under the California Labor Code, disgorgement of profits resulting from unfair and unlawful business practices, and injunctive relief granting employee status to all of American Income’s California agents. On October 29, 2009, American Income filed a motion seeking to remove this litigation from the Superior Court in San Bernadino County to the U.S. District Court for the Central District of California, Eastern Division. The U.S. District Court remanded the case without prejudice to the Superior Court and denied American Income’s motion to dismiss on December 15, 2009. On January 19, 2010, American Income filed a motion to dismiss which was denied by the Superior Court after a hearing held on March 16, 2010. Discovery is proceeding.

Item 1A.	Risk Factors

The risk entitled “Our health insurance business is at risk in the event of governance-sponsored under-age-65 health insurance,” set forth under Health Insurance Marketplace Risks in Item 1A of the Form 10-K for the fiscal year ended December 31, 2009, is no longer applicable. This risk is no longer material to the Company because of our discontinuance of new sales of this business and its diminished impact on our premium in force and profitability. See further discussion under the headings “Health Insurance” in Item 1 and “Impact of Health Care Legislation” in Item 2 of this Form 10-Q.

The risk entitled “Proposals for national health care reform could have a negative effect on the profitability or marketability of the health insurance products we sell” set forth under Health Insurance Marketplace Risks in Item 1A of the Form 10-K for the fiscal year ended December 31, 2009, is updated as follows:

Newly adopted health care legislation could have a negative effect on the profitability or marketability of the health insurance products we sell. We are in the process of evaluating the newly enacted Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the legislation) to determine which of our health insurance products are affected and unaffected by the legislation and will be monitoring the regulations as they are developed by the various federal and state authorities. At this time, we do not believe that the majority of our health products will be affected by the legislation. For the small number of our products that could be affected, we do not believe that the impact on sales or results will be material to our operations as a whole.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2010	0		0
February 1-28, 2010	0		0
March 1-31, 2010	255,500	52.78	255,500

At its February 25, 2010 meeting, the Board of Directors reactivated the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board determines to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.

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

TORCHMARK CORPORATION

Date: May 7, 2010	/s/ Mark S. McAndrew
Mark S. McAndrew
Chairman and Chief Executive Officer

Date: May 7, 2010	/s/ Gary L. Coleman
Gary L. Coleman, Executive Vice
President and Chief Financial Officer