Form 10-Q/A
period 2010-03-31
TORCHMARK CORP
filed 2010-05-07
CIK 320335

UNITED STATES

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

Index of Exhibits (Page 58).

Total number of pages included are 59.

Part II. Other Information

Item 6. Exhibits of the Form 10-Q for the fiscal quarter ended March 31, 2010 is amended to correct a typographical error in Exhibit 32.1 thereto (The date reference should be for quarterly period ended March 31, 2010, not September 30, 2009.). The entire Form 10-Q for the fiscal quarter ended March 31, 2010 is being refilled but there are no changes to the Form 10-Q or the Exhibits thereto other than the correction of the typographical error in Exhibit 32.1. In all respects other than Exhibit 32.1, the Form 10-Q remains correct as originally filed.

Item 6. Exhibits

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