Form 10-Q
period 2010-06-30
TORCHMARK CORP
filed 2010-08-06
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2010

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

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT July 29, 2010
Common Stock, $1.00 Par Value	80,825,323

Index of Exhibits (Page 63).

Total number of pages included are 64.

TORCHMARK CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	June 30, 2010	December 31, 2009 *
	(Unaudited)
Assets

Investments:
Fixed maturities, available for sale, at fair value
(amortized cost: 2010—$10,746,458; 2009—$10,152,070)	$10,924,220	$9,696,355
Equity securities, at fair value
(cost: 2010—$14,875; 2009—$14,875)	16,137	16,722
Policy loans	396,382	384,083
Other long-term investments	43,764	52,428
Short-term investments	254,220	357,599

Total investments	11,634,723	10,507,187
Cash	27,292	231,918
Accrued investment income	191,427	179,132
Other receivables	200,339	197,234
Deferred acquisition costs and value of insurance purchased	3,460,764	3,457,138
Goodwill	423,519	423,519
Other assets	298,794	234,808
Separate account assets	713,351	792,823

Total assets	$16,950,209	$16,023,759

Liabilities and Shareholders’ Equity

Liabilities:
Future policy benefits	$9,369,669	$9,140,473
Unearned and advance premiums	83,086	82,488
Policy claims and other benefits payable	226,836	220,155
Other policyholders’ funds	90,297	90,397

Total policy liabilities	9,769,888	9,533,513

Current and deferred income taxes payable	1,204,453	966,426
Other liabilities	203,220	178,328
Short-term debt	200,452	233,307
Long-term debt (fair value: 2010—$939,053; 2009—$867,519)	789,208	796,050
Due to affiliates	124,421	124,421
Separate account liabilities	713,351	792,823

Total liabilities	13,004,993	12,624,868

Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: -0- in 2010 and in 2009	0	0
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2010—83,874,748 issued, less 2,380,514 held in treasury and 2009—83,874,748 issued, less 1,034,022 held in treasury)	83,875	83,875
Additional paid-in capital	443,792	441,361
Accumulated other comprehensive income (loss)	72,708	(319,183)
Retained earnings	3,452,243	3,228,904
Treasury stock, at cost	(107,402)	(36,066)

Total shareholders’ equity	3,945,216	3,398,891

Total liabilities and shareholders’ equity	$16,950,209	$16,023,759

* Derived from audited financial statements

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Life premium	$433,828	$415,044	$864,127	$827,792
Health premium	252,086	264,014	508,952	535,354
Other premium	2,191	2,483	4,395	4,880

Total premium	688,105	681,541	1,377,474	1,368,026

Net investment income	181,620	167,354	358,919	336,397
Realized investment gains (losses)	(5,476)	8,478	3,989	8,592
Other-than-temporary impairments	0	(34,665)	(1,712)	(87,078)
Portion of impairment loss recognized in other comprehensive income	0	(3,442)	0	2,562
Other income	728	468	1,112	873

Total revenue	864,977	819,734	1,739,782	1,629,372

Benefits and expenses:
Life policyholder benefits	283,131	276,102	565,761	546,436
Health policyholder benefits	173,317	179,422	362,862	376,202
Other policyholder benefits	12,009	8,811	23,607	19,311

Total policyholder benefits	468,457	464,335	952,230	941,949

Amortization of deferred acquisition costs	108,867	104,205	222,273	218,873
Commissions and premium taxes	33,027	30,635	64,851	62,241
Other operating expense	45,840	45,236	89,270	89,026
Interest expense	18,812	14,916	37,749	30,580

Total benefits and expenses	675,003	659,327	1,366,373	1,342,669

Income before income taxes	189,974	160,407	373,409	286,703
Income taxes	(63,925)	(46,289)	(125,684)	(95,879)

Net income	$126,049	$114,118	$247,725	$190,824

Basic net income per share	$1.54	$1.38	$3.01	$2.29

Diluted net income per share	$1.53	$1.38	$2.98	$2.29

Dividends declared per common share	$0.15	$0.14	$0.30	$0.28

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$126,049	$114,118	$247,725	$190,824

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	343,548	850,294	638,727	366,236
Less: reclassification adjustment for (gains) losses on securities included in net income	4,247	26,091	(3,506)	78,390
Less: reclassification adjustment for other-than-temporarily impaired debt securities for which a portion of the loss was recognized in earnings	0	3,442	0	(2,562)
Less: reclassification adjustment for amortization of (discount) and premium	(578)	(1,436)	(1,445)	(4,503)
Less: foreign exchange adjustment on securities marked to market	2,333	(7,110)	(884)	(6,007)

Unrealized gains (losses) on securities	349,550	871,281	632,892	431,554
Unrealized gains (losses) on deferred acquisition costs	(21,076)	(49,518)	(35,072)	(22,406)

Total unrealized investment gains (losses)	328,474	821,763	597,820	409,148
Less applicable taxes	(114,971)	(287,617)	(209,238)	(143,202)

Unrealized gains (losses), net of tax	213,503	534,146	388,582	265,946
Foreign exchange translation adjustments	(1,528)	9,745	83	7,199
Less applicable taxes	535	(3,412)	(29)	(2,519)

Foreign exchange translation adjustments, net of tax	(993)	6,333	54	4,680
Amortization of pension costs	2,469	2,497	5,007	5,303
Less applicable taxes	(866)	(874)	(1,752)	(1,856)

Amortization of pension costs, net of tax	1,603	1,623	3,255	3,447

Other comprehensive income (loss)	214,113	542,102	391,891	274,073

Comprehensive income (loss)	$340,162	$656,220	$639,616	$464,897

See accompanying Notes to Consolidated Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2010	2009
Cash provided from operations	$474,855	$360,359

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	102,963	76,665
Fixed maturities available for sale—matured, called, and repaid	367,016	516,450
Other long-term investments	4,700	4,379

Total investments sold or matured	474,679	597,494

Investments acquired:
Fixed maturities	(1,052,704)	(475,619)
Other long-term investments	(12,558)	(8,559)

Total investments acquired	(1,065,262)	(484,178)

Net (increase) decrease in short-term investments	103,379	(497,581)
Net change in payable or receivable for securities	2,076	33,871
Disposition of properties	0	11
Additions to properties	(2,218)	(3,257)
Investment in low-income housing interests	(26,665)	(8,951)

Cash used for investment activities	(514,011)	(362,591)

Cash provided from (used for) financing activities:
Proceeds from exercise of stock options	2,037	749
Net proceeds from issuance of 9 1/4% Senior Notes	0	296,308
Repurchase of 9 1/4% Senior Notes	(8,913)	0
Net borrowings (repayments) of commercial paper	(32,855)	(66,656)
Acquisition of treasury stock	(76,890)	(47,564)
Cash dividends paid to shareholders	(24,835)	(23,442)
Net receipts (withdrawals) from deposit product operations	(23,255)	136,045

Cash provided by (used for) financing activities	(164,711)	295,440

Effect of foreign exchange rate changes on cash	(759)	0

Net increase (decrease) in cash	(204,626)	293,208
Cash at beginning of year	231,918	46,400

Cash at end of period	$27,292	$339,608

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at June 30, 2010, and the consolidated results of operations, comprehensive income, and cash flows for the periods ended June 30, 2010 and 2009. The interim period financial statements should be read in conjunction with our Consolidated Financial Statements that are included in the Annual Report on Form 10K filed on February 26, 2010.

Note B—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Basic weighted average shares outstanding	82,017,155	82,734,765	82,429,472	83,301,945
Weighted average dilutive options outstanding	586,075	0	565,794	0

Diluted weighted average shares outstanding	82,603,230	82,734,765	82,995,266	83,301,945

Antidilutive shares*	7,094,533	9,473,841	7,100,533	9,535,506

*Antidilutive shares are excluded from the calculation of diluted earnings per share.

Unless otherwise specified, earnings per share data is assumed to be on a diluted basis.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans

Components of Post-Retirement Benefit Costs

	Three Months ended June 30,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost	$2,026	$1,984	$179	$155
Interest cost	3,719	3,522	259	244
Expected return on assets	(3,587)	(3,927)	0	0
Prior service cost	522	517	0	0
Net actuarial (gain)/loss	2,028	2,190	(173)	53

Net periodic benefit cost	$4,708	$4,286	$265	$452

Components of Post-Retirement Benefit Costs

	Six Months ended June 30,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost	$4,051	$3,968	$372	$332
Interest cost	7,439	7,052	520	488
Expected return on assets	(7,337)	(7,597)	0	0
Prior service cost	1,045	1,035	0	0
Net actuarial (gain)/loss	4,025	4,374	(289)	135

Net periodic benefit cost	$9,223	$8,832	$603	$955

Torchmark has not contributed to the qualified pension plan during the six months ended June 30, 2010. The Company plans to contribute approximately $12 million during 2010.

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments

Portfolio Composition:

A summary of fixed maturities and equity securities available for sale by cost or amortized cost and estimated fair value at June 30, 2010 is as follows:

PORTFOLIO COMPOSITION AS OF JUNE 30, 2010

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$19,142	$487	$0	$19,629	0%
Government-sponsored enterprises	55,716	2,772	0	58,488	1
GNMAs	8,894	1,296	0	10,190	0
States, municipalities and political subdivisions	1,162,181	45,180	(11,785)	1,195,576	11
Foreign governments	21,442	1,347	0	22,789	0
Corporates	7,935,639	549,726	(257,816)	8,227,549	75
Residential mortgage-backed securities	10,158	808	0	10,966	0
Collateralized debt obligations	54,665	0	(35,345)	19,320	0
Asset-backed securities	36,815	2,727	(1,083)	38,459	1
Redeemable preferred stocks	1,441,806	28,974	(149,526)	1,321,254	12

Total fixed maturities	$10,746,458	$633,317	$(455,555)	$10,924,220	100%

Equity securities:
Common stocks:
Banks and insurance companies	$776	$244	$(27)	$993
Non-redeemable preferred stocks	14,099	1,120	(75)	15,144

Total equity securities	$14,875	$1,364	$(102)	$16,137

Total fixed maturities and equity securities	$10,761,333	$634,681	$(455,657)	$10,940,357

* At fair value

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

A schedule of fixed maturities by contractual maturity date at June 30, 2010 is shown below on an amortized cost basis and on a fair value basis. Actual maturity dates could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$293,679	$301,498
Due from one to five years	531,571	566,711
Due from five to ten years	698,437	759,068
Due from ten to twenty years	2,571,336	2,640,794
Due after twenty years	6,540,903	6,577,214

	10,635,926	10,845,285
Mortgage-backed and asset-backed securities	110,532	78,935

	$10,746,458	$10,924,220

Cash proceeds received from sales of fixed maturities available for sale were $103 million in the first six months of 2010 and $77 million in the same period of 2009. Gross gains realized on those sales were $4.8 million in the 2010 period and $7.4 million in the 2009 period. Gross losses realized on those sales were $8.3 million in the 2010 period. There were no gross losses in the 2009 period.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

Fair Value Measurements:

The following table represents assets measured at fair value on a recurring basis:

	FAIR VALUE MEASUREMENTS AT JUNE 30, 2010 USING:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government and agencies	$0	$19,629	$0	$19,629
Government-sponsored enterprises	0	58,488	0	58,488
GNMAs	0	10,190	0	10,190
States, municipalities and political	0	1,195,576	0	1,195,576
Foreign governments	0	22,789	0	22,789
Corporates	14,958	8,083,376	129,215	8,227,549
Residential mortgage-backed securities	0	10,966	0	10,966
Collateralized debt obligations	0	0	19,320	19,320
Asset-backed securities	0	30,723	7,736	38,459
Redeemable preferred stocks	269,132	1,023,757	28,365	1,321,254

Total fixed maturities	284,090	10,455,494	184,636	10,924,220
Equity securities:
Common stocks:
Banks and insurance companies	323	0	670	993
Non-redeemable preferred stocks	15,144	0	0	15,144

Total equity securities	15,467	0	670	16,137

Total fixed maturities and equity securities	$299,557	$10,455,494	$185,306	$10,940,357

Percent of total	2.7%	95.6%	1.7%	100.0%

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

The great majority of fixed maturities are not actively traded and direct quotes are not generally available. Management therefore determines the fair values of these securities after consideration of data provided by third-party pricing services and independent broker/dealers. Over 98% of the fair value reported at June 30, 2010 was determined using data provided by third-party pricing services. Prices provided by third-party pricing services are not binding offers but are estimated exit values. They are based on observable market data inputs which can vary by security type. Such inputs include benchmark yields, available trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market data. Where possible, these prices were corroborated against other independent sources. When corroborated prices produce small variations, the close correlation indicates observable inputs, and the median value is used. When corroborated prices present greater variations, additional analysis is required to determine which value is the most appropriate. When only one price is available, it is used if based on observable inputs and analysis confirms that it is appropriate. All fair value measurements based on prices determined with observable market data are reported as Level 1 or Level 2 measurements.

When third-party vendor prices are not available, the Company attempts to obtain at least three quotes from broker/dealers for each security. When at least three quotes are obtained, and the standard deviation of such quotes is less than 3%, (suggesting that the independent quotes were likely derived using similar observable inputs), the Company uses the median quote and classifies the measurement as Level 2. At June 30, 2010, there were no assets valued as Level 2 in this manner with broker quotes.

When the standard deviation is 3% or greater, or the Company cannot obtain three quotes, then additional information and management judgment are required to establish the fair value. The measurement is then classified as Level 3. The Company uses information and valuation techniques deemed appropriate for determining the point within the range of reasonable fair value estimates that is most representative of fair value under current market conditions. As of June 30, 2010, fair value measurements classified as Level 3 represented 2% of total fixed maturities and equity securities.

During the six months ended June 30, 2010, a non-redeemable preferred security with a fair value of $24 thousand transferred from Level 2 to Level 1, as a result of the availability of a firm price.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

The following tables represent changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the three months ended June 30, 2010
	Asset- backed securities	Collateralized debt obligations	Corporates*	Other	Equities	Total
Balance at April 1, 2010	$8,165	$19,869	$79,949	$746	$670	$109,399
Total gains or losses:
Included in realized gains/losses	0	0	1,263	0	0	1,263
Included in other comprehensive income	(382)	(1,455)	(803)	(11)	0	(2,651)
Sales	0	0	(5,200)	0	0	(5,200)
Amortization	(47)	906	626	1	0	1,486
Other	0	0	0	25	0	25
Transfers in and/or out of Level 3	0	0	81,745	(761)	0	80,984

Balance at June 30, 2010	$7,736	$19,320	$157,580	$0	$670	$185,306

Percent of total fixed maturity and equity securities	0.1%	0.2%	1.4%	0.0%	0.0%	1.7%

* Includes redeemable preferred stocks

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the six months ended June 30, 2010
	Asset- backed securities	Collateralized debt obligations	Corporates*	Other	Equities	Total
Balance at January 1, 2010	$7,981	$18,037	$73,345	$5,850	$640	$105,853
Total gains or losses:
Included in realized gains/losses	0	(1,712)	1,503	0	0	(209)
Included in other comprehensive income	(150)	1,170	11,783	0	30	12,833
Sales	0	0	(5,440)	0	0	(5,440)
Amortization	(95)	1,825	1,244	0	0	2,974
Other	0	0	0	0	0	0
Transfers in and/or out of Level 3	0	0	75,145	(5,850)	0	69,295

Balance at June 30, 2010	$7,736	$19,320	$157,580	$0	$670	$185,306

Percent of total fixed maturity and equity securities	0.1%	0.2%	1.4%	0.0%	0.0%	1.7%

* Includes redeemable preferred stocks

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the three months ended June 30, 2009
	Asset- backed securities	Collateralized debt obligations	Corporates*	Other	Equities	Total
Balance at April 1, 2009	$5,526	$32,484	$82,340	$0	$639	$120,989
Total gains or losses:
Included in realized gains/losses	0	(21,893)	0	0	0	(21,893)
Included in other comprehensive income	1,088	14,407	(8,727)	0	0	6,768
Sales	0	0	0	0	0	0
Amortization	(45)	1,710	381	0	0	2,046
Other	0	0	0	0	0	0
Transfers in and/or out of Level 3	0	0	(59,715)	0	0	(59,715)

Balance at June 30, 2009	$6,569	$26,708	$14,279	$0	$639	$48,195

Percent of total fixed maturity and equity securities	0.1%	0.3%	0.2%	0.0%	0.0%	0.6%

*	Includes redeemable preferred stocks

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the six months ended June 30, 2009
	Asset- backed securities	Collateralized debt obligations	Corporates*	Other	Equities	Total
Balance at January 1, 2009	$23,077	$14,158	$164,881	$623	$624	$203,363
Total gains or losses:
Included in realized gains/losses	0	(45,441)	0	0	0	(45,441)
Included in other comprehensive income	212	54,977	(9,879)	0	15	45,325
Sales	0	0	0	0	0	0
Amortization	(90)	3,014	748	0	0	3,672
Other	0	0	0	0	0	0
Transfers in and/or out of Level 3	(16,630)	0	(141,471)	(623)	0	(158,724)

Balance at June 30, 2009	$6,569	$26,708	$14,279	$0	$639	$48,195

Percent of total fixed maturity and equity securities	0.1%	0.3%	0.2%	0.0%	0.0%	0.6%

*	Includes redeemable preferred stocks

The collateral underlying collateralized debt obligations (CDOs) for which fair values are reported as Level 3 consists primarily of trust preferred securities issued by banks and insurance companies. None of the collateral is subprime or Alt-A mortgages (loans for which the typical documentation was not provided by the borrower).

Other-Than-Temporary Impairments:

During both six months periods of 2010 and 2009, the Company determined that certain of its holdings in fixed maturities were other-than-temporarily impaired, resulting in writedowns on those securities. Writedowns for other-than-temporary impairment are included in realized investment losses. On a pretax basis, the 2010 writedown includes the complete write off of a CDO with a carrying amount of $1.7 million ($1.1 million after tax). During the first six months of 2009, the Company wrote down $85 million ($58 million after tax) of other-than-temporarily impaired CDOs and corporate bonds, including CDOs with a carrying amount of $53 million to a fair value of $5 million, resulting in a total pretax writedown of $48 million. However, $45 million of the 2009 writedown was determined to

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

be the result of a credit loss and was charged to earnings while the remaining $3 million was charged to other comprehensive income. The credit loss portion on the CDOs was determined as the difference between the securities’ amortized cost and the present value of expected future cash flows. These expected cash flows were determined using judgment and the best information available to the Company, and were discounted at the securities’ original yield rate. Inputs used to derive expected cash flows included default rates, current levels of subordination, and loan-to-collateral value ratios. Management has determined that the present value of future cash flows is a better measure of fair value than observable market data when the market for securities is not active and that observable market data does not reflect orderly transactions. The 2009 pre-tax writedown for other-than-temporary impairment on corporate bonds of $38 million was all credit related and was charged to earnings.

Unrealized Loss Analysis:

The following table discloses unrealized investment losses by class of investment at June 30, 2010. Torchmark considers these investments not to be other-than-temporarily impaired.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES

At June 30, 2010

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$0	$0	$0	$0	$0	$0
Government-sponsored enterprises	0	0	0	0	0	0
States, municipalities and political subdivisions	90,224	(1,831)	84,830	(9,954)	175,054	(11,785)
Foreign governments	0	0	0	0	0	0
Corporates	716,655	(35,081)	1,124,200	(222,735)	1,840,855	(257,816)
Residential mortgage-backed securities	10	0	0	0	10	0
Commercial mortgage-backed securities	0	0	0	0	0	0
Collateralized debt obligations	0	0	19,196	(35,345)	19,196	(35,345)
Asset-backed securities	0	0	7,736	(1,083)	7,736	(1,083)
Redeemable preferred stocks	81,685	(1,604)	926,716	(147,922)	1,008,401	(149,526)

Total fixed maturities	$888,574	$(38,516)	$2,162,678	$(417,039)	$3,051,252	$(455,555)

Equity securities:
Common stocks:
Banks and insurance companies	$323	$(27)	$0	$0	$323	$(27)
Non-redeemable preferred stocks	24	(75)	0	0	24	(75)

Total equity securities	$347	$(102)	$0	$0	$347	$(102)

Total fixed maturities and equity securities	$888,921	$(38,618)	$2,162,678	$(417,039)	$3,051,599	$(455,657)

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

Torchmark held 86 issues (CUSIP numbers) at June 30, 2010 that had been in an unrealized loss position for less than twelve months, compared with 187 issues at December 31, 2009. Additionally, 188 and 285 issues had been in an unrealized loss position twelve months or longer at June 30, 2010 and December 31, 2009, respectively. Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,626 issues at June 30, 2010 and 1,657 issues at December 31, 2009. The weighted average quality rating of all unrealized loss positions as of June 30, 2010 was BBB.

Torchmark management believes that much of the unrealized loss in the year ago period was attributable to illiquidity in the financial market, which contributed to a spread widening, and accordingly increased unrealized losses on many securities that management expected to be fully recoverable. Accordingly, as conditions in financial markets have improved more recently, unrealized losses in the portfolio have declined or diminished entirely. Even though the fixed maturity investments are available for sale, Torchmark generally does not intend to sell and does not believe it will be required to sell any securities which are temporarily impaired until they mature due to the strong and stable cash flows generated by its insurance products.

The following table presents an analysis of the changes in Torchmark’s amounts related to credit loss positions for the three months ended June 30, 2010 and 2009.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

ANALYSIS OF AMOUNTS RELATED TO BIFURCATED CREDIT LOSSES*

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$(21,566)	$(15,426)	$(21,566)	$0
Additions for which a credit loss related to other-than-temporary impairment:	0	0	0	0
Was not previously recognized	0	(15,301)	0	(30,727)
A portion of which was recognized previously, when there was no intent to sell or the expectation of requirement to sell	0	0	0	0
Reductions due to:
Sale	0	0	0	0
Loss previously recognized in other comprehensive income when there was intent to sell or the expectation of requirement to sell	0	0	0	0
Loss fully recognized in income and no longer bifurcated	0	15,426	0	15,426
Amortization	0	0	0	0

Balance at end of period	$(21,566)	$(15,301)	$(21,566)	$(15,301)

* Losses due to other-than-temporary impairment for which a portion was recognized in other comprehensive income.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Income Taxes

The effective income tax rate differed from the expected 35% rate as shown below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
Expected income taxes	$66,491	35.0	$56,142	35.0	$130,693	35.0	$100,346	35.0
Increase (reduction) in income taxes resulting from:
Tax-exempt investment income	(1,022)	(0.5)	(954)	(0.6)	(2,041)	(0.5)	(1,916)	(0.7)
Tax settlements	0	0.0	(168)	(0.1)	0	0.0	(3,031)	(1.1)
Low income housing investments	(1,701)	(0.9)	(1,493)	(0.9)	(3,403)	(0.9)	(2,960)	(1.0)
Tax valuation allowance	0	0.0	(7,503)	(4.7)	0	0.0	3,450	1.2
Other	157	0.1	265	0.2	435	0.1	(10)	0.0

Income tax expense	$63,925	33.6	$46,289	28.9	$125,684	33.7	$95,879	33.4

The effective income tax rate for the three-month period ended June 30, 2010 differed from the effective income tax rate for the same period of 2009 primarily as a result of changes to the Company’s valuation allowance for deferred tax assets related to differences between financial statement book values and tax bases of other-than-temporarily impaired securities that were recorded in the period ended June 30, 2009.

For the three-month period ended June 30, 2009, the Company recorded a valuation allowance of $3 million primarily for deferred tax assets related to differences between financial statement book values and tax bases of other-than-temporarily impaired securities. The Company had previously established a valuation allowance of $11 million as of March 31, 2009, resulting in an $8 million tax benefit for the three-month period ended June 30, 2009.

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

Torchmark provides coverage under the Medicare Part D prescription drug plan for Medicare beneficiaries. In accordance with GAAP, Part D premiums are recognized evenly throughout the year when they become due but benefit costs are recognized when the costs are incurred. Due to the design of the Part D product, premiums are evenly distributed throughout the year, but benefit costs are much higher earlier in the year. As a result, under GAAP, benefit costs can exceed premiums in the first part of the year, but be less than premiums during the remainder of the year. For segment reporting purposes, Torchmark has elected to defer $20 million excess benefits incurred in the first six months of 2010 to the remainder of the year in order to more closely match the benefit cost with the associated revenue. In the 2009 period, $25 million in excess benefits were deferred. For the full year of 2009, the total premiums and benefits were the same under this alternative method as they were under GAAP and are expected to be so in 2010. The Company’s presentation results in the underwriting margin percentage of each interim period reflecting the expected margin percentage for the full year. In addition, GAAP recognizes in each quarter a government risk-sharing premium adjustment consistent with the contract as if the quarter represented an entire contract period. Torchmark did not include this $2.5 million GAAP adjustment in the first six months of 2010 or the comparable $8.1 million adjustment in the first six months of 2009 for segment reporting purposes. These adjustments were removed because these contract payments are based upon the experience of the full contract year, not the experience of interim periods. For the entire year, we expect our benefit ratio to be in line with the pricing and we do not expect to receive any government risk-sharing premium. The difference

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

between the interim results as presented for segment purposes and GAAP was a charge of $17 million in both six-month periods ($11 million after tax).

The Company recorded a $3 million tax settlement benefit during 2009 which primarily resulted from the favorable settlement of U.S. federal income tax issues related to prior years. See Note F—Income Taxes in the Notes to Consolidated Financial Statements. Management removes items such as this related to prior periods when analyzing its ongoing core results.

The following tables total the components of Torchmark’s operating segments and reconcile these operating results to its pretax income and each significant line item in its Consolidated Statements of Operations.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the six months ended June 30, 2010
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$864,127	$506,494	$4,395			$2,458	(1)	$1,377,474
Net investment income				$358,787		132	(2)	358,919
Other income					$1,580	(468	)(4)	1,112

Total revenue	864,127	506,494	4,395	358,787	1,580	2,122		1,737,505
Expenses:
Policy benefits	565,761	343,299	23,607			19,563	(1)	952,230
Required interest on net reserves	(225,437)	(17,559)	(28,361)	271,357				0
Amortization of acquisition costs	250,671	69,017	9,934	(107,349)				222,273
Commissions and premium tax	37,434	27,831	54			(468	)(4)	64,851
Insurance administrative expense (3)					77,813			77,813
Parent expense					5,163			5,163
Stock compensation expense					6,294			6,294
Interest expense				37,617		132	(2)	37,749

Total expenses	628,429	422,588	5,234	201,625	89,270	19,227		1,366,373

Subtotal	235,698	83,906	(839)	157,162	(87,690)	(17,105)		371,132
Nonoperating items						17,105	(1)	17,105

Measure of segment profitability (pretax)	$235,698	$83,906	$(839)	$157,162	$(87,690)	$0		388,237

Deduct applicable income taxes								(130,874)

Segment profits after tax								257,363

Add back income taxes applicable to segment profitability	130,874
Add (deduct) realized investment gains (losses)	2,277
Deduct Part D adjustment (1)	(17,105)

Pretax income per Consolidated Statement of Operations	$373,409

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which match expected benefits with policy premium.
(2)	Reclassification of interest amount due to accounting rule requiring deconsolidation of Trust Preferred Securities. Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the six months ended June 30, 2009
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$827,792	$527,262	$4,880			$8,092	(1)	$1,368,026
Net investment income				$336,265		132	(2)	336,397
Other income					$1,386	(513	)(4)	873

Total revenue	827,792	527,262	4,880	336,265	1,386	7,711		1,705,296
Expenses:
Policy benefits	546,436	351,202	19,311			25,000	(1)	941,949
Required interest on net reserves	(213,483)	(16,984)	(21,953)	252,420				0
Amortization of acquisition costs	238,178	77,344	6,296	(102,945)				218,873
Commissions and premium tax	35,567	27,034	153			(513	)(4)	62,241
Insurance administrative expense (3)					79,248			79,248
Parent expense					4,572			4,572
Stock compensation expense					5,206			5,206
Interest expense				30,448		132	(2)	30,580

Total expenses	606,698	438,596	3,807	179,923	89,026	24,619		1,342,669

Subtotal	221,094	88,666	1,073	156,342	(87,640)	(16,908)		362,627
Nonoperating items						16,908	(1)	16,908

Measure of segment profitability (pretax)	$221,094	$88,666	$1,073	$156,342	$(87,640)	$0		379,535

Deduct applicable income taxes								(128,078)

Segment profits after tax								251,457

Add back income taxes applicable to segment profitability	128,078
Add (deduct) realized investment gains (losses)	(75,924)
Deduct Part D adjustment (1)	(16,908)

Pretax income per Consolidated Statement of Operations	$286,703

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which match expected benefits with policy premium.
(2)	Reclassification of interest amount due to FIN46R (accounting rule requiring deconsolidation of Trust Preferred Securities). Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Six months ended June 30,		Increase (Decrease)
	2010	2009	Amount	%
Life insurance	$235,698	$221,094	$14,604	7
Health insurance	83,906	88,666	(4,760)	(5)
Annuity	(839)	1,073	(1,912)	(178)
Other:
Other income	1,580	1,386	194	14
Administrative expense	(77,813)	(79,248)	1,435	(2)
Investment	157,162	156,342	820	1
Corporate and adjustments	(11,457)	(9,778)	(1,679)	17

Pretax total	388,237	379,535	8,702	2
Applicable taxes	(130,874)	(128,078)	(2,796)	2

After-tax total	257,363	251,457	5,906	2
Reconciling items:
Realized gains (losses) (after tax)	1,480	(52,802)	54,282
Part D adjustment (after tax)	(11,118)	(10,990)	(128)
Tax settlements from issues related to prior years	0	3,159	(3,159)

Net income	$247,725	$190,824	$56,901	30

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The tables in Note G—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the six-month periods ended June 30, 2010 and 2009. Additionally, a table in that note, Analysis of Profitability by Segment, provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles those measures to our net income. That summary represents our overall operations in the manner that management views the business, and is a basis of the following highlights discussion.

A discussion of operations by each segment follows later in this report. These discussions compare the first six months of 2010 with the same period of 2009, unless otherwise noted.

Highlights, comparing the first six months of 2010 with the first six months of 2009. Net income per diluted share increased 30% to $2.98. Net income for the 2010 period reflects an after-tax benefit of $.02 per share for realized investment gains. Net income per share during the 2009 period reflected an after tax loss of $.63 per share for realized investment losses of which $.70 was a result of other-than-temporary impairments of fixed maturities, offset by $.07 of other gains. The $.02 per share gain in 2010 was net of an impairment writedown of $.01 per share on fixed maturities. These writedowns of investments are discussed in detail in Note E—Investments under the caption Other-Than-Temporary Impairments in this report. Additionally, we benefited from tax settlements in 2009 arising from the Internal Revenue Service’s completion of its examination for the years 2005 through 2007. Net income was increased by $3 million or $.04 per share in 2009 as a result of these tax settlements.

As explained in Note G—Business Segments, differences in our estimate of interim results for Medicare Part D as we view this product for segment purposes and GAAP resulted in a $11 million after-tax charge to earnings in both periods or $.13 per share. We expect our 2010 full year benefit ratios to be approximately the same as those for interim periods, as was the case in 2009 and prior years. For this reason, there should be no differences in segment versus GAAP reporting by year end 2010, as it relates to Medicare Part D.

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

Total premium income increased 1% for the 2010 period from $1.37 billion to $1.38 billion. Increases in life premium were substantially offset by declines in health and other premium. Total net sales rose 4% to $224 million. First-year collected premium rose 12% to $185 million for the period.

Life insurance premium income grew 4% to $864 million. Life net sales increased 6% to $174 million, primarily as a result of an increase in American Income’s net sales of 18%. First-year collected life premium rose 13% to $125 million. Life underwriting margins increased 7% to $236 million.

Health insurance premium income, excluding Medicare Part D premium, declined 8% to $401 million. Health net sales, excluding Part D, declined 20% to $32 million and first-year collected health premium, excluding Part D, decreased 12% to $37 million. These declines resulted primarily from the increased turnover of agents in our United American (UA) Branch Office Agency. This turnover can be attributed to increased competition and the Company’s decision to deemphasize the marketing of certain UA limited-benefit health products. We are addressing the turnover in the UA Branch Office Agency by offering the agents new lines of Liberty National life and health products to sell with new compensation incentives focused on marketing those products. Those products are priced to achieve higher profit margins and have better persistency than the UA Branch’s limited-benefit health products. Health underwriting income of $74 million in 2010, excluding Part D, declined 7%. Health underwriting income was 18% of premium in both periods.

Our Medicare Part D prescription drug business is a component of the health insurance segment. In the manner we view our Medicare Part D business as described in Note G—Business Segments, policyholder premium was $105 million in 2010 compared with $91 million in 2009, an increase of 15%. Underwriting income increased 6% to $10 million.

Excess investment income per diluted share increased 1% to $1.89, while excess investment income also rose 1% to $157 million. Net investment income rose $23 million, or 7%. Our average investment portfolio at amortized cost grew 10%. Growth in net investment income lagged portfolio growth primarily because yields available on new investments in recent periods have not been as great as yields on securities that matured or were otherwise disposed of. The decline in excess investment income was due to the combination of the $15 million or 10% increase in interest cost on net insurance policy liabilities and the $7 million or 24% increase in financing costs, which offset the increase in net investment income. Financing costs rose in the period primarily as a result of the increased interest expense from a new $300 million debt offering issued in June, 2009, replacing a $99 million debt issue that matured in August, 2009.

In the first six months of 2010, we invested new money at an effective annual yield on new investments of 6.12%. This yield compares with an average portfolio yield of 6.73% (as of June 30, 2010). The fixed-maturity portfolio at fair value accounted for 94% of total investments at June 30, 2010 and had an average rating of BBB+. Short-term investments accounted for 2% of the portfolio at that date.

Our fixed-maturity portfolio improved from a net unrealized loss position of $456 million at year end 2009 to an unrealized gain position of $178 million at June 30, 2010. The fixed maturity portfolio contains no commercial mortgage-backed securities or securities backed by subprime or Alt-A mortgages (loans for which some of the typical documentation was not provided by the borrower). We are not a party to any counterparty risk, with no credit default swaps or other derivative contracts. We do not engage in securities lending, and have no direct exposure to European sovereign debt.

We have an on-going share repurchase program which began in 1986. During 2009, we temporarily suspended the program because of the uncertain economic environment. However, in the first quarter of 2010, we reactivated the program with a reaffirmation of the Board of Directors at their February 25, 2010 meeting. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. In the first six months of 2010, we acquired 1.5 million shares of the Company’s common stock in the open market at a cost of $77 million ($52.01 average price per share). Of the $77 million, $75 million was from excess operating cash flow, which was used to repurchase 1.4 million shares, and $2 million was from the cash received from stock option exercises by current and former employees. Proceeds from these option exercises were used to repurchase 40 thousand shares in order to offset dilution from the exercises.

A detailed discussion of our operations by component segment follows.

Life insurance, comparing the first six months of 2010 with the first six months of 2009. Life insurance is our predominant segment, representing 63% of premium income and 74% of insurance underwriting margin in the first six months of 2010.

In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the Investment segment. Life insurance premium income increased 4% to $864 million. Since 2009, we have been in the process of combining selected offices of our United American (UA) Branch Office Exclusive Agency with the Liberty National Exclusive Agency. For this reason, all premium income and margin data will be reported on a combined basis in this report. However, we will continue to report sales data and agent counts separately for the two agencies. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2010		2009
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$286,754	33	$270,603	33	$16,151	6
American Income Exclusive Agency	274,570	32	247,899	30	26,671	11
Liberty National Exclusive Agency	148,351	17	150,053	18	(1,702)	(1)
Other Agencies	154,452	18	159,237	19	(4,785)	(3)

Total Life Premium	$864,127	100	$827,792	100	$36,335	4

Net sales, defined earlier in this report as an indicator of new business production, grew 6% to $174 million. Three of our four primary distribution groups had growth in net sales. An analysis of life net sales by distribution group is presented below.

Life Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2010		2009
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$74,322	43	$68,589	42	$5,733	8
American Income Exclusive Agency	71,170	41	60,521	37	10,649	18
Liberty National Exclusive Agency	17,874	10	24,639	15	(6,765)	(27)
United American Branch Office Agency	4,715	3	4,232	2	483	11
Other Agencies	6,100	3	5,991	4	109	2

Total Life Net Sales	$174,181	100	$163,972	100	$10,209	6

First-year collected life premium, defined earlier in this report, was $125 million in the 2010 period, rising 13% over the prior-year period. First-year collected life premium by distribution group is presented in the table below.

Life Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2010		2009
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$46,401	37	$42,738	38	$3,663	9
American Income Exclusive Agency	55,196	44	45,288	41	9,908	22
Liberty National Exclusive Agency	17,925	14	17,614	16	311	2
Other Agencies	5,471	5	5,262	5	209	4

Total	$124,993	100	$110,902	100	$14,091	13

The Direct Response operation consists of two primary components: insert media and direct mail. Insert media, which targets primarily the adult market, involves placing insurance solicitations as advertising inserts into a variety of media, such as coupon packets, newspapers, bank statements, and billings. Direct mail targets primarily young middle-income households with children. The juvenile life insurance policy is a key product. Not only is the juvenile market an important source of sales, but it also is a vehicle to reach the parents and grandparents of the juvenile policyholders, who are more likely to respond favorably to a Direct Response solicitation for life coverage on themselves than is the general adult population. Also, both the juvenile policyholders and their parents are low acquisition-cost targets for sales of additional coverage over time.

Direct Response’s life premium income rose 6% to $287 million, representing 33% of Torchmark’s total life premium, the largest contribution to life premium of any distribution system. Net sales for this group of $74 million increased 8% and first-year collected premium of $46 million rose 9% over the prior year period.

The American Income Exclusive Agency markets primarily to members of labor unions, but also to credit unions and other associations. This agency produced premium income of $275 million, an increase of 11%. American Income is Torchmark’s fastest growing life insurance agency on the basis of premium growth. Net sales increased 18% to $71 million, while first-year collected premium rose 22% to $55 million. Growth in sales in our captive agencies is highly dependent on growing the size of the agency force. The American Income agent count was 4,200 at June 30, 2010, 1% higher than at December 31, 2009 (4,154) and 10% greater than a year earlier (3,822). The American Income agency continues to emphasize the recruiting and retention of new agents, focusing on an incentive program to reward growth in both recruiting and production.

As previously mentioned, we have combined selected offices of the UA Branch Office Agency with the Liberty National Exclusive Agency. The Liberty National Agency has historically marketed life insurance to middle-income customers primarily in the Southeast. Up until two years ago, the UA Branch Office Agency had been emphasizing limited-benefit health products. This Agency has changed its focus to market Liberty National’s life and health products. Life premium income for this combined agency was $148 million for the 2010 period, a 1% decline compared with $150 million in the 2009 period. First-year collected premium on a combined basis rose 2% to $18 million.

The Liberty National Agency’s net sales declined 27% to $18 million. The Liberty Agency had 1,606 producing agents at June 30, 2010, compared with 3,259 a year earlier, a decline of 51%. The decrease in agent count is due primarily to agent compensation issues arising in 2009. A two-tier bonus threshold proved more difficult for producing agents to meet than anticipated. Management reverted to a level bonus threshold later during 2009. In addition, due to deteriorating first year persistency rates on business written during 2008 and early 2009, management modified compensation incentives in 2009 to place more emphasis on the persistency of newly issued policies. This resulted in the departure of a number of the less productive agents. However, the agent count rose 5% over the three months since March 31, 2010. Management believes that agent count will grow over the remainder of 2010. These modifications have also improved first year persistency.

The UA Branch Office Agency produced net sales of $4.7 million in 2010 of Liberty National’s life products. Due to intense competition in recent periods and the Company’s decision to deemphasize the marketing of certain UA limited-benefit products, the UA Branch has experienced sharp declines in agent count. The UA Branch Office Agency had 646 producing agents at June 30, 2010, compared with 1,165 agents a year earlier, a decline of 45%.

As is the case with all of our captive agency forces, growing the number of productive agents is critical to the growth in sales. We have shifted the emphasis in the UA Branch to life and health products currently marketed by Liberty National agents. These products are priced to achieve higher profit margins and have better persistency than the UA Branch’s limited-benefit health insurance. We believe that the alignment of this Agency with the Liberty National Agency will provide financial incentives to agents and will improve the stability and profitability of the UA Branch Office Agency over time.

The Other Agencies distribution systems offering life insurance include the Military Agency, the UA Independent Agency (which predominantly writes health insurance), United Investors, and various minor distribution channels. The Other Agencies distribution group contributed $154 million of life premium income, or 18% of Torchmark’s total in the 2010 period, but contributed only 3% of net sales.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Six months ended June 30,
	2010		2009		Increase
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$864,127	100	$827,792	100	$36,335	4
Net policy obligations	340,324	40	332,953	40	7,371	2
Commissions and acquisition expense	288,105	33	273,745	33	14,360	5

Insurance underwriting income before other income and administrative expense	$235,698	27	$221,094	27	$14,604	7

Life insurance underwriting income before insurance administrative expense was $236 million, increasing 7%. This growth in underwriting income was caused primarily by premium growth but also as a result of improved mortality.

Health insurance, comparing the first six months of 2010 with the first six months of 2009. Health premium accounted for 37% of our total premium in the 2010 period, while the health underwriting margin accounted for 26% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. Our health products include a variety of limited-benefit health plans including hospital/surgical, cancer and accident plans sold to customers under age 65, as well as Medicare Supplements. We also provide coverage under the Medicare Part D prescription drug plan. Medicare Part D business is shown as a separate health component and will be discussed separately in the analysis of the health segment.

As explained in Note G—Business Segments, management does not view the government risk-sharing premium for Medicare Part D as a component of premium income. Excluding this risk-sharing premium, health insurance premium for the 2010 period was $506 million, declining 4%. A reconciliation between segment reporting for Medicare Part D and GAAP is presented in the chart in Note G—Business Segments, and those differences are fully discussed in that note.

The table below is an analysis of our health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2010		2009
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$25,633		$33,121		$(7,488)	(23)
Medicare Supplement	136,797		137,308		(511)	0

	162,430	40	170,429	39	(7,999)	(5)
Liberty National Exclusive Agency
Limited-benefit plans	105,143		129,945		(24,802)	(19)
Medicare Supplement	67,750		75,564		(7,814)	(10)

	172,893	43	205,509	47	(32,616)	(16)
American Income Exclusive Agency
Limited-benefit plans	38,412		36,075		2,337	6
Medicare Supplement	472		568		(96)	(17)

	38,884	10	36,643	9	2,241	6
Direct Response
Limited-benefit plans	212		232		(20)	(9)
Medicare Supplement	26,854		23,105		3,749	16

	27,066	7	23,337	5	3,729	16
Total Health Premium (Before Part D)
Limited-benefit plans	169,400	42	199,373	46	(29,973)	(15)
Medicare Supplement	231,873	58	236,545	54	(4,672)	(2)

Total (Before Part D)	401,273	100	435,918	100	(34,645)	(8)

Medicare Part D*	105,221		91,344		13,877	15

Total Health Premium*	$506,494		$527,262		$(20,768)	(4)

*	Total Medicare Part D premium and health premium exclude the risk-sharing premiums of $2.5 million in 2010 and $8.1 million in 2009 received from the Centers for Medicare and Medicaid Services consistent with the Medicare Part D contract. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.

Presented below is a table of health net sales by distribution method.

Health Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2010		2009
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$3,388		$7,262		$(3,874)	(53)
Medicare Supplement	10,608		6,188		4,420	71

	13,996	44	13,450	33	546	4
United American Branch Office Agency
Limited-benefit plans	2,166		9,270		(7,104)	(77)
Medicare Supplement	2,193		2,627		(434)	(17)

	4,359	13	11,897	30	(7,538)	(63)
Liberty National Exclusive Agency
Limited-benefit plans	3,117		6,310		(3,193)	(51)
Medicare Supplement	15		46		(31)	(67)

	3,132	10	6,356	16	(3,224)	(51)
American Income Exclusive Agency
Limited-benefit plans	7,090		6,373		717	11
Medicare Supplement	0		0		0	0

	7,090	22	6,373	16	717	11
Direct Response
Limited-benefit plans	514		549		(35)	(6)
Medicare Supplement	2,984		1,460		1,524	104

	3,498	11	2,009	5	1,489	74
Total Net Sales (Before Part D)
Limited-benefit plans	16,275	51	29,764	74	(13,489)	(45)
Medicare Supplement	15,800	49	10,321	26	5,479	53

Total (Before Part D)	32,075	100	40,085	100	(8,010)	(20)

Medicare Part D*	18,040		12,618		5,422	43

Total Net Sales *	$50,115		$52,703		$(2,588)	(5)

*	Net sales for Medicare Part D represents only new first-time enrollees.

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2010		2009
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$3,403		$6,550		$(3,147)	(48)
Medicare Supplement	13,099		6,997		6,102	87

	16,502	45	13,547	32	2,955	22
Liberty National Exclusive Agency
Limited-benefit plans	7,208		17,559		(10,351)	(59)
Medicare Supplement	1,891		2,681		(790)	(29)

	9,099	25	20,240	49	(11,141)	(55)
American Income Exclusive Agency
Limited-benefit plans	6,744		5,977		767	13
Medicare Supplement	0		0		0	0

	6,744	18	5,977	14	767	13
Direct Response
Limited-benefit plans	258		132		126	95
Medicare Supplement	4,101		1,815		2,286	126

	4,359	12	1,947	5	2,412	124
Total First-Year Collected Premium (Before Part D)
Limited-benefit plans	17,613	48	30,218	72	(12,605)	(42)
Medicare Supplement	19,091	52	11,493	28	7,598	66

Total (Before Part D)	36,704	100	41,711	100	(5,007)	(12)

Medicare Part D*	23,232		12,543		10,689	85

Total First-Year Collected Premium*	$59,936		$54,254		$5,682	10

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

Health insurance, excluding Medicare Part D. As noted under the caption Life Insurance, we have emphasized life insurance sales relative to health, due to life’s superior margins and its greater contribution to excess investment income. Agent turnover has increased as lower premium, lower margin products offered by competitors have provided agents with products that are easier to sell. Turnover has also increased due to the Company’s decision to deemphasize the marketing of certain limited-benefit products. Declines in these agent counts have resulted in lower net sales, which in turn have pressured premium growth. Health premium, excluding Part D premium, fell 8% to $401 million in the 2010 period. Medicare Supplement premium declined 2% to $232 million, while other limited-benefit health premium dropped 15% to $169 million. Medicare Supplement provides Torchmark with the greatest amount of health premium, representing 58% of non-Part D health premium for the 2010 period.

While net sales of our limited-benefit products have been stronger in recent years than our Medicare Supplement plans, Medicare Supplement net sales were stronger in the 2010 period. Medicare Supplement net sales increased 53% or $5 million in 2010. Both the UA Independent Agency and the Direct Response group significantly increased Medicare Supplement sales in 2010. The increases in net sales involved group Medicare Supplement business, in which sales fluctuate from period to period. We do not expect that these increases necessarily indicate a trend. Additionally, these increases were more than offset by a 45% or $13 million decline in the net sales of limited-benefit plans, resulting in a 20% decline in total health net sales. Health first-year collected premium declined 12%.

The alignment of the UA Branch Office Agency with the Liberty National Exclusive Agency, as previously mentioned under the caption Life Insurance, has resulted in this combined Agency being Torchmark’s largest in terms of health premium. This Agency represented 43% of all non-Part D health premium at $173 million. The UA Branch has historically been Torchmark’s largest health distributor, marketing limited-benefit health products and Medicare Supplements. Liberty also markets limited-benefit products, concentrating on cancer insurance. Health premium income in the combined Agency declined 16% from prior year premium of $206 million. First-year collected premium fell 55% to $9 million. As noted earlier, increased competition in the health insurance market and the Company’s decision to deemphasize certain limited-benefit health products has caused declines in agent counts and thus decreased new sales, translating into declines in premium. The UA Branch Office net sales for the period declined 63% compared with the prior year from $12 million to $4 million (of which $1.7 million was for sales of Liberty National products). As discussed under the caption Life Insurance, the UA Branch Office agent count fell 45% to 646 from a year earlier, negatively impacting net sales and premium growth. Also discussed under the Life Insurance caption are efforts designed to strengthen this Agency.

The Liberty Agency’s health net sales fell 51% to $3.1 million in 2010 on sales of limited-benefit health products, primarily cancer. This decrease was due in part to agent compensation changes made in 2010 which limited the amount of health sales that could be used to qualify for agent production bonuses. Liberty’s net sales as a portion of total non-Part D health net sales declined from 16% in 2009 to 10%.

The UA Independent Agency consists of independent agencies appointed with Torchmark who also sell for other companies. The UA Independent Agency was Torchmark’s highest producer of health net sales in 2010, with net sales of $14 million, representing 44% of Torchmark’s non-Part D health sales. Net sales of Medicare Supplement products rose 71% to $11 million. This Agency is Torchmark’s largest producer of Medicare Supplement insurance, with Medicare Supplement premium of $137 million in 2010, representing approximately 59% of all Torchmark Medicare Supplement premium. However, total health premium for this Agency has declined over the prior year. In the 2010 period, total health premium fell 5% to $162 million.

Other agencies. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 17% of health premium excluding Part D in 2010 and 14% in 2009. The American Income Exclusive Agency markets a variety of limited-benefit plans, primarily accident. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response is also involved in marketing Medicare Part D. American Income’s net health sales rose 11% to $7 million in 2010 and Direct Response’s health net sales rose 74% to $3 million. The Medicare Supplements sold by Direct Response fluctuate from period to period.

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

Medicare Part D premium was $105 million in 2010, compared with $91 million in 2009, after removal of the risk-sharing adjustment in both periods. This represents an increase in premium of 15%. Medicare Part D underwriting results are presented in the following chart. The adjustments which reconcile Part D results in accordance with our health segment analysis to Part D GAAP results are presented in the charts in Note G—Business Segments.

Medicare Part D

Summary of Medicare Part D Results

(Dollar amounts in thousands)

	Six months ended June 30,
	2010		2009
	Per Segment Analysis	GAAP	Per Segment Analysis	GAAP
Insurance underwriting income before other income and administrative expense	$10,206	$(6,899)	$9,596	$(7,312)

The number of enrollees in our Medicare Part D coverage has been relatively constant, as most eligible enrollees chose a carrier when the Part D program was initiated. However, group sales have been increasing and the proportion of enrollees with the group coverage increased from 7% in June, 2009 to 13% in June, 2010. Additionally, as this is a government-sponsored program, we believe that regulatory changes could alter the outlook for this market.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Six months ended June 30, 2010
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$401,273	100	$105,221	100	$506,494	100
Net policy obligations	236,825	59	88,915	84	325,740	64
Commissions and acquisition expense	90,748	23	6,100	6	96,848	19

Insurance underwriting income before other income and administrative expense	$73,700	18	$10,206	10	$83,906	17

	Six months ended June 30, 2009
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$435,918	100	$91,344	100	$527,262	100
Net policy obligations	258,135	59	76,083	83	334,218	63
Commissions and acquisition expense	98,713	23	5,665	6	104,378	20

Insurance underwriting income before other income and administrative expense	$79,070	18	$9,596	11	$88,666	17

*	Health other than Medicare Part D.

Underwriting income for health insurance declined 5% or $5 million to $84 million. Total health premium also fell 4% to $506 million. As a percentage of health premium, underwriting margins were steady at 17%.

Annuities, comparing the first six months of 2010 with the first six months of 2009. We market fixed annuities. We discontinued marketing variable annuities in 2008. Annuities represent less than 1% of total premium income and total underwriting income, and therefore are not a major component of our marketing strategy.

A summary of our annuity balances is as follows:

Annuity Deposit Balances

(Dollar amounts in millions)

	At June 30, 2010	At December 31, 2009	At June 30, 2009
Fixed	$1,271.7	$1,089.3	$1,089.4
Variable	564.5	634.7	597.5

	$1,836.2	$1,724.0	$1,686.9

An analysis of annuity underwriting income is as follows:

Annuities

Summary of Results

(Dollar amounts in thousands)

	Six months ended June 30,
	2010	2009	Change
Premium (policy charges)	$4,395	$4,880	$(485)
Less policy obligations*	(4,754)	(2,642)	(2,112)
Less commissions and acquisition expense	9,988	6,449	3,539

Insurance underwriting income before other income and administrative expense	$(839)	$1,073	$(1,912)

Underwriting income attributable to:
Fixed Annuities	$1,366	$680	$686
Variable Annuities	(2,205)	393	(2,598)

Insurance underwriting income before other income and administrative expense	$(839)	$1,073	$(1,912)

*	A significant portion of annuity profitability is derived from the spread of investment income exceeding contractual interest requirements. This spread generally results in negative net policy obligations and a benefit to underwriting income.

Variable annuities generate earnings from periodic policy charges and fees to the account balances, reduced by net policy obligations and acquisition costs. Instability and declines in equity markets in recent periods have had a significant effect on the variable annuity policyholder account balance, as market volatility resulted in a significant decline in the value of the underlying investments and caused increased policyholder withdrawals. As noted above, we also no longer market variable annuities. These conditions have pressured annuity policy charge revenues and underwriting income on the remaining in force policies.

Underwriting income on our variable business has been affected by two major factors other than policy charges in comparing the two six-month periods. Our products contain guaranteed minimum death benefits, providing a minimum death benefit regardless of policyholder account value upon death. For this reason, we provide a reserve for this benefit, the cost of which increases as the policyholder account value declines. Additionally, because of changes in the account balance size, we expect that future revenues and profits will also change accordingly. Therefore, the projections with regard to the deferred acquisition costs associated with this business are revised, resulting in a charge or credit to reflect this revision or “true-up” of the projections. Equity markets declined somewhat during the 2010 six-month period. In the 2009 period, they were volatile, but ended relatively flat. As a result, 2010 annuity underwriting income was charged $3.4 million for the guaranteed minimum death benefit and the deferred acquisition cost “true-up,” compared with a combined $.9 million charge in 2009. The variable annuity business is our only business where revenue and margins are significantly impacted by changes in equity markets.

Fixed annuity underwriting income more than doubled from $680 thousand to $1.4 million in 2010. The increase in the fixed annuity margin resulted primarily from a significantly wider interest spread on the account balance. The wider spread was caused by lower crediting rates. The interest spread on the fixed annuity balance is the primary source of profitability for this product.

Operating expenses, comparing the first six months of 2010 with the first six months of 2009. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Six months ended June 30,
	2010		2009
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$35,802	2.6	$37,708	2.8
Other employee costs	18,392	1.3	14,234	1.0
Other administrative costs	20,579	1.5	20,830	1.5
Legal expense—insurance	1,855	0.1	5,248	0.4
Medicare Part D direct administrative expense	1,185	0.1	1,228	0.1

Total insurance administrative expenses	77,813	5.6	79,248	5.8

Parent company expense	5,163		4,572
Stock compensation expense	6,294		5,206

Total operating expenses, per
Consolidated Statements of Operations	$89,270		$89,026

Insurance administrative expenses:
Increase (decrease) over prior year	(1.8)%		1.6%
Total operating expenses:
Increase (decrease) over prior year	0.3%		(1.1)%

Insurance administrative expenses declined 2% when compared with the prior year period. As a percentage of premium, they declined from 5.8% to 5.6%. The decline was primarily attributable to a decline in legal costs, as we favorably settled certain previously reserved litigation during the 2010 period. Lower employee compensation was also a factor. These lower administrative costs were partially offset, however, by an increase in other employee costs, primarily as a result of increased costs for employee health insurance. The increase in Parent Company expense was primarily caused by the cost of consulting services related to corporate planning. Stock compensation expense relates to both restricted stock and option grants. Restricted stock expense is based on the value of the stock at the time of grant and option expense is based on the Black Scholes model. The increased value of Torchmark stock in 2010 caused the value assigned to the restricted stock grants to be higher, thus increasing expense. Both increased share value and increased share price volatility resulted in an increase in option prices in accordance with the Black Scholes formula, even though the number of stock and stock option grants was not significantly changed from the prior year.

Investments (excess investment income), comparing the first six months of 2010 with the first six months of 2009. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note G—Business Segments in the Notes to the Consolidated Financial Statements. It is defined as net investment income less the interest credited to net policy liabilities and the interest cost associated with capital funding or “financing costs.” We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $4.1 billion of cash flow to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted share.

Excess Investment Income

(Dollar amounts in thousands)

	Six months ended June 30,		Increase (Decrease)
	2010	2009	Amount	%
Net investment income *	$358,787	$336,265	$22,522	7

Required interest on net insurance policy liabilities	(164,008)	(149,475)	(14,533)	10
Financing costs:
Interest on funded debt	(36,438)	(26,591)	(9,847)	37
Interest on short-term debt	(1,179)	(3,857)	2,678	(69)

Total financing costs	(37,617)	(30,448)	(7,169)	24

Excess investment income	$157,162	$156,342	$820	1

Excess investment income per diluted share	$1.89	$1.88	$0.01	1

Mean invested assets (at amortized cost)	$11,385,178	$10,378,020	$1,007,158	10
Average net insurance policy liabilities **	6,003,538	5,514,105	489,433	9
Average debt and preferred securities (at amortized cost)	1,119,775	990,610	129,165	13

*	Net investment income per Torchmark’s segment analysis does not agree with Net investment income per the Consolidated Statements of Operations because management views our Trust Preferred Securities as consolidated debt, as presented in the Reconciliation in Note G—Business Segments.
**	Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

As shown in the above table, excess investment income for the 2010 period increased 1% to $157 million. On a per-share basis, excess investment income also increased 1% from $1.88 to $1.89. The largest component of excess investment income is net investment income, which rose 7% to $359 million. Growth in net investment income lagged the 10% growth in average invested assets (at amortized cost) year over year. Yields on new investments made in the low-interest rate environment of recent periods have been significantly lower than the yields on securities that matured or were otherwise disposed of. In addition, we invested more cash during the six-month period ended June 30, 2010 than during the prior year six-month period due to a restructuring of our investment portfolio at the end of the third quarter of 2009.

Required interest on net insurance policy liabilities increased 10% to $164 million, contributing to the decline in excess investment income. The increase in required interest correlates with a 9% change in average net interest-bearing insurance policy liabilities.

Financing costs rose 24% to $38 million, primarily due to the issuance of the $300 million 9 1/4% Senior Notes at the end of the second quarter of 2009. While this debt replaced $99 million 8 1/4% Senior Debentures which matured in the third quarter of 2009, these transactions resulted in a net increase in interest on funded debt of $10 million or 37%. Short-term interest expense declined 69% as short-term borrowing rates and the average amount of short-term debt outstanding declined significantly over the prior year.

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

Investments (acquisitions), comparing the first six months of 2010 with the first six months of 2009. Torchmark’s investment policy calls for investing almost exclusively in fixed maturities that are investment-grade and meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows are generally stable and predictable. If such longer-term securities do not meet our quality and yield objectives, new money is invested in shorter-term fixed maturities.

The following table summarizes selected information for fixed-maturity purchases. The effective annual yield shown is the yield calculated to the “worst call date.” For noncallable bonds, the worst-call date is always the maturity date. For callable bonds, the worst-call date is the call date that produces the lowest yield (or the maturity date, if the yield calculated to the maturity date is lower than the yield calculated to each call date).

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the six months ended June 30,
	2010	2009
Cost of acquisitions:
Investment-grade corporate securities	$893	$461
Taxable municipals	131	0
Other	29	15

Total fixed-maturity acquisitions	$1,053	$476

Effective annual yield *	6.12%	7.34%
Average life, in years to:
Next call	24.1	20.7
Maturity	26.2	21.4
Average rating	A-	A-

*	One-year compounded yield on a tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

During the first six months of 2010, we acquired $1.05 billion of fixed maturities with an average effective yield of 6.12% and an average rating of A-. This compares with $476 million of fixed maturities with an average yield of 7.34% and an average rating of A- acquired during the same period of 2009. The increase in fixed-maturity acquisitions during the first six months of 2010 was a result of cash generated by the portfolio restructuring that took place at the end of the third quarter of 2009. We acquired primarily corporate bonds in both periods. These securities spanned a diversified range of issuers, industry sectors, geographical regions, and were all investment-grade securities. In 2010, we also acquired a number of taxable municipal bonds, primarily Build America Bonds authorized by the American Recovery and Retirement Act of 2009.

Investments (portfolio composition). The composition of the investment portfolio at book value on June 30, 2010 was as follows:

Invested Assets At June 30, 2010

(Dollar amounts in millions)

	Amount	% of Total

Fixed maturities(at amortized cost)	$10,746	94
Equities (at cost)	15	0
Mortgage loans	15	0
Investment real estate	2	0
Policy loans	396	4
Other long-term investments	28	0
Short-term investments	254	2

Total	$11,456	100

Approximately 94% of our investments at book value are in a diversified fixed-maturity portfolio. Policy loans, which are secured by policy cash values, make up an additional 4%. The remaining balance is comprised of other investments including equity securities, mortgage loans, and other long-term investments. Because fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities.

Fixed Maturities. The following table summarizes certain information about our fixed-maturity portfolio by component at June 30, 2010:

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					at Amortized Cost	at Fair Value
Corporates	$7,936	$549	$(257)	$8,228	74	75
Redeemable preferred stock	1,442	29	(150)	1,321	13	12
Municipals	1,162	45	(12)	1,195	11	11
Government-sponsored enterprises	55	3	0	58	1	1
Governments & agencies	40	2	0	42	0	1
Residential mortgage-backed*	19	2	0	21	0	0
Collateralized debt obligations	55	0	(35)	20	1	0
Other asset-backed securities	37	3	(1)	39	0	0

Total fixed maturities	$10,746	$633	$(455)	$10,924	100	100

*	Includes GNMA’s

At June 30, 2010, fixed maturities had a fair value of $10.9 billion, compared with $9.7 billion at December 31, 2009 and $8.1 billion at June 30, 2009. Net unrealized losses on fixed maturities decreased from $1.4 billion at June 30, 2009 to $456 million at December 31, 2009. The improvement continued during 2010, resulting in a $178 million net unrealized gain at June 30, 2010. The majority of fixed maturity investments are in corporate securities. Approximately 1% of the assets at amortized cost was residential mortgage-backed securities, other asset-backed securities, and collateralized debt obligations (CDOs).

Investments in fixed maturity securities are diversified over a wide range of industry sectors. The following table summarizes certain information about our fixed-maturity portfolio by sector at June 30, 2010:

Fixed Maturities by Sector

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					Amortized Cost	Fair Value
Financial- Life/Health/PC Insurance	$1,739	$41	$(139)	$1,641	16%	15%
Financial- Bank	1,602	40	(121)	1,521	15	14
Financial- Financial Guarantor	84	0	(40)	44	1	0
Financial - Mortgage Insurer	2	0	0	2	0	0
Financial - Insurance Broker	50	0	(3)	47	0	0
Financial - Other	356	20	(30)	346	3	3
Utilities	1,633	152	(7)	1,778	15	16
Energy	1,102	76	(17)	1,161	10	11
Consumer, Non-cyclical	534	57	(9)	582	5	5
Consumer, Cyclical	309	15	(15)	309	3	3
Communications	478	31	(16)	493	5	5
Basic Materials	716	50	(4)	762	7	7
Transportation	254	32	0	286	2	3
Technology	83	25	0	108	1	1
Other Industrials	472	42	(7)	507	4	5
Collateralized Debt Obligations	55	0	(35)	20	1	0
Mortgage-backed Securities	19	2	0	21	0	0
Government (US, municipal, and foreign)	1,258	50	(12)	1,296	12	12

Total fixed maturities	$10,746	$633	$(455)	$10,924	100%	100%

At June 30, 2010, approximately 35% of the fixed maturity assets at amortized cost (32% at fair value) were in the financial sector, including 16% in life and health or property casualty insurance companies and 15% in banks. Financial guarantors and mortgage insurers comprised less than 1% of the portfolio. After financials, the next largest sector was utilities, which comprised 15% of the portfolio at amortized cost. The balance of the portfolio is spread among 266 issuers in a wide variety of sectors.

At June 30, 2010, we had a net unrealized gain of $178 million, which consisted of gross unrealized gains of $633 million offset by $455 million of unrealized losses. This compares to a net unrealized loss of $1.4 billion at June 30, 2010. The financial sector was in a net unrealized loss position of $232 million at June 30, 2010, offset by $410 million of net unrealized gains in other sectors. The financial sector’s unrealized loss was $469 million at December 31, 2009 and $1.0 billion at June 30, 2009. We expect our investment in our impaired securities to be fully recoverable.

An analysis of the fixed-maturity portfolio at June 30, 2010 by a composite rating is shown in the table below.

Fixed Maturities by Rating

(Dollar amounts in millions)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$402	4	$418	4
AA	1,216	11	1,280	12
A	3,058	29	3,239	30
BBB+	1,734	16	1,829	17
BBB	2,213	20	2,267	20
BBB-	1,291	12	1,247	11

Investment grade	9,914	92	10,280	94
Below investment grade:
BB	487	5	402	4
B	209	2	155	1
Below B	136	1	87	1

Below investment grade	832	8	644	6

	$10,746	100	$10,924	100

Of the $10.7 billion of fixed maturities at June 30, 2010, $9.9 billion or 92% at amortized cost were investment grade with an average rating of A-. Below-investment -grade bonds were $832 million with an average rating of B+ and were 8% of fixed maturities compared with 8% at the end of 2009. Overall, the total portfolio was rated BBB+ based on amortized cost, as it was at the end of 2009. Our investment policy is to acquire only investment-grade obligations. Thus, any increases in below-investment-grade issues are a result of ratings downgrades of existing holdings. Our investment portfolio contains no commercial mortgage-backed securities or securities backed by sub-prime or Alt-A mortgages. We have no direct investments in residential mortgages, nor do we have any counterparty risks as we are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending. There are no off-balance sheet investments, as all investments are reported on our Consolidated Balance Sheets.

The amortized cost of below-investment-grade bonds increased approximately $8 million during the first six months of 2010, while the fair value increased approximately $60 million. During the 2010 six months, the $8 million increase resulted from $71 million of bonds at amortized cost that were downgraded by rating agencies from investment grade to below investment grade, offset by $40 million of bonds at amortized cost that were upgraded by rating agencies to investment grade and $24 million of dispositions of below-investment-grade securities. Approximately $57 million of the increase in the amortized cost of below-investment-grade bonds was attributable to holdings in banks in the financial sector.

Information concerning our European fixed maturities is as follows:

European Fixed Maturities

At Amortized Cost as of June 30, 2010

(Dollar amounts in millions)

		Corporates*			Grand Total
Country	Sovereign	Financials	Other	Total
Portugal	$0	$0	$10	$10	$10
Ireland	0	0	0	0	0
Greece	0	0	0	0	0
Spain	0	30	7	37	37

Sub-total	0	30	17	47	47

France	0	57	54	111	$111
Germany	0	90	4	94	94
Netherlands	0	11	25	36	36
Norway	0	0	37	37	37
Russian Federation	0	0	5	5	5
Sweden	0	0	7	7	7
Switzerland	0	60	20	80	80
United Kingdom	0	95	164	259	259

Total European Fixed Maturities	$0	$343	$333	$676	$676

Total Fixed Maturities					$10,746

*	Includes $79 million of redeemable preferred stocks.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At June 30, 2010	At December 31, 2009	At June 30, 2009
Average annual effective yield (1)	6.73%	6.81%	6.97%
Average life, in years, to:
Next call (2)	16.2	15.3	15.8
Maturity (2)	22.2	21.8	21.6
Effective duration to:
Next call (2), (3)	8.9	8.2	7.7
Maturity (2), (3)	10.7	10.1	9.1

(1)	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
(2)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and (b) based on the maturity date of all bonds, whether callable or not.
(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Realized Gains and Losses, comparing the first six months of 2010 with the first six months of 2009. As discussed in Note G—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity for reasons generally beyond the control of management, resulting in realized gains or losses. For this reason, management removes the effects of such gains and losses when evaluating its overall core operating results.

The following table summarizes our tax-effected realized gains (losses) by component. As described in Note E—Investments, under the caption Other-Than-Temporary Impairments, we wrote certain securities down to fair value during both 2010 and 2009 because we determined they were other-than-temporarily impaired. Also, during the 2010 second quarter, we acquired $7.3 million book value of our 9 1/4% Senior Notes at a cost of $8.9 million, resulting in an after-tax loss on debt extinguishment of $1.1 million.

Analysis of Realized Gains (Losses), Net of Tax

(Dollar amounts in thousands, except for per share data)

	Six months ended June 30,
	2010		2009
	Amount	Per Share	Amount	Per Share
Fixed maturities and equities:
Investment sales	$(2,263)	$(0.03)	$4,822	$0.06
Investments called or tendered	5,655	0.07	825	0.01
Writedowns *	(1,113)	(0.01)	(58,385)	(0.70)
Loss on extinquishment of debt	(1,070)	(0.01)	(1)	0.00
Other	271	0.00	(63)	0.00

Total	$1,480	$0.02	$(52,802)	$(0.63)

*	Written down due to other-than-temporary impairment.

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

Parent Company liquidity. An important source of Parent Company liquidity is the dividends from the insurance subsidiaries noted above. These dividends are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent. In the first six months of 2010, $261 million in dividends were paid to the Parent Company. For the full year 2010, dividends from the life insurance subsidiaries are expected to total approximately $371 million. After receiving distributions from non-life insurance subsidiaries, and after paying debt obligations, shareholder dividends, and other expenses (but before share repurchases), Torchmark expects to have excess operating cash flow (or free cash flow) for the full year of 2010 of approximately $280 million.

Additional sources of liquidity for the Parent Company are cash, intercompany receivables, and a line of credit facility. At June 30, 2010, the Parent Company had $158 million of cash and invested cash and $144 million of net intercompany receivables. The line of credit facility is with a group of lenders and terminates on August 31, 2011. It allows unsecured borrowings and stand-by letters of credit up to $600 million. Up to $200 million in letters of credit can be issued against the facility. The line of credit is further designated as a back-up credit line for a commercial paper program under which we may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million, less any letters of credit issued. Interest is charged at variable rates. The facility has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreement, we are subject to certain covenants regarding capitalization and interest coverage with which we were in full compliance at June 30, 2010. As of that date, $200 million face amount of commercial paper was outstanding ($200 million book value), $200 million letters of credit were issued, and there were no borrowings under the line of credit. Therefore, as of June 30, $200 million remained available under this facility.

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

Consolidated liquidity. Consolidated net cash inflows from operations were $475 million in the first six months of 2010, compared with $360 million in the same period of 2009, an increase of 32%. During 2009, we paid out $53 million to buy back agent debit balances, which were purchased prior to 2009 by an unaffiliated financial institution. Without this transaction, cash flows from operations would have been $413 million in 2009 and the 2010 increase would have been 15%. In addition to cash inflows from operations, our companies have received $161 million in investment calls and tenders and $205 million of scheduled maturities or repayments during the 2010 six months.

Cash and short term investments were $282 million at June 30, 2010, compared with $590 million at December 31, 2009 and $968 million at the end of June, 2009. In addition to these liquid assets, the entire $10.9 billion (fair value at June 30, 2010) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all of our fixed-income and equity securities are publicly traded. We generally expect to hold fixed-income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, investment maturities, and credit line availability make any need to sell securities for liquidity unlikely.

Capital Resources. Our insurance subsidiaries maintain capital at a level adequate to support their current operations and meet the requirements of the rating agencies. Going forward, we plan for our insurance subsidiaries to target a capital ratio of at least 325% of required regulatory capital to satisfy these standards under Risk-Based Capital (RBC), a formula designed by insurance regulatory authorities to monitor the adequacy of capital. The 325% target is considered sufficient because of their strong reliable cash flows, the relatively low risk of their product mix, and because that ratio is in line with rating agency expectations for Torchmark. As of December 31, 2009, our insurance subsidiaries in the aggregate had RBC ratios in excess of 350%. In the event of a decline in the RBC ratios of the insurance companies due to ratings downgrades in the investment portfolios, impairments, or other circumstances, we have available cash on hand and credit availability at the Parent Company to make additional contributions as necessary to maintain the ratio at or above 325%.

On a consolidated basis, Torchmark’s capital structure consists of short-term debt, long-term funded debt, and shareholders’ equity. The outstanding long-term debt at book value, including our Junior Subordinated Debentures, was $913 million at June 30, 2010, compared with $920 million at December 31, 2009. During the second quarter of 2010, we acquired $7.4 million par value of our 9 1/4% Senior Notes ($7.3 million book value) at a cost of $8.9 million, resulting in a pre-tax loss of $1.6 million ($1.1 million after tax). An analysis of long-term debt issues outstanding is as follows at June 30, 2010.

Long Term Debt at June 30, 2010

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Notes	2013	7 3/8%	$94.1	$93.6	$105.4
Senior Notes	2016	6 3/8	250.0	247.3	275.1
Senior Notes	2019	9 1/4	292.6	289.3	369.7
Notes	2023	7 7/8	165.6	163.2	188.9
Issue expenses (1)				(4.2)

Total long-term debt			802.3	789.2	939.1
Junior Subordinated Debentures (2)	2046	7.1	123.7	123.7	119.1	(3)

Total			$926.0	$912.9	$1,058.2

(1)	Unamortized issue expenses related to Torchmark’s Trust Preferred Securities.
(2)	Included in “Due to Affiliates” in accordance with accounting regulations.
(3)	Market value of the 7.1% Trust Preferred Securities, par value $120 million, which are obligations of an unconsolidated trust unconsolidated trust.

As previously noted under the caption Highlights in this report, we reactivated our share repurchase program during the first quarter of 2010. Under this program, we acquired 1.4 million of our outstanding common shares during the first half of 2010 at a cost of $75 million ($52.01 per share). These purchases were made with excess cash flow.

Shareholders’ equity was $3.9 billion at June 30, 2010. This compares with $3.4 billion at December 31, 2009 and $2.6 billion at June 30, 2009. During the twelve months since June 30, 2009, shareholders’ equity has been increased by unrealized gains of $941 million after tax in the fixed maturity portfolio, as financial markets have improved over this period of time.

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

Selected Financial Data

	At June 30, 2010		At December 31, 2009		At June 30, 2009
	GAAP	Effect of Accounting Rule Requiring Revaluation *	GAAP	Effect of Accounting Rule Requiring Revaluation *	GAAP	Effect of Accounting Rule Requiring Revaluation *
Fixed maturities (millions)	$10,924	$178	$9,696	$(456)	$8,068	$(1,362)
Deferred acquisition costs (millions) **	3,461	(7)	3,457	28	3,436	85
Total assets (millions)	16,950	170	16,024	(428)	14,708	(1,277)
Short-term debt (millions)	200	0	233	0	337	0
Long-term debt (millions)	913	0	920	0	919	0
Shareholders’ equity (millions)	3,945	111	3,399	(278)	2,623	(830)

Book value per diluted share	48.16	1.35	40.87	(3.35)	31.70	(10.04)
Debt to capitalization ***	22.0%	(0.5)%	25.3%	1.5%	32.4%	5.7%

Diluted shares outstanding (thousands)	81,915		83,159		82,735
Actual shares outstanding (thousands)	81,494		82,841		82,735

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1, formerly SFAS 115.
**	Includes the value of insurance purchased.
***	Torchmark’s debt covenants require that the effect of this accounting rule be removed to determine this ratio.

Interest coverage was 10.9 times in the 2010 six months, compared with 10.4 times in the 2009 period.

Pension assets. The following chart presents assets at fair value for our defined-benefit pension plans at June 30, 2010 and the prior-year end.

Pension Assets by Component

(Dollar amounts in thousands)

	June 30, 2010		December 31, 2009
	Amount	%	Amount	%
Corporate debt	$138,948	64.5	$132,038	62.3
Other fixed maturities	802	0.4	813	0.4
Equity securities	56,212	26.1	58,148	27.4
Short-term investments	6,828	3.2	8,176	3.9
Guaranteed annuity contract	10,428	4.8	10,492	5.0
Other	2,148	1.0	2,210	1.0

Total	$215,366	100.0	$211,877	100.0

The liability for the funded defined-benefit pension plans was $206 million at December 31, 2009. As disclosed in Note C—Postretirement Benefit Plans, no contributions were made to the qualified pension plans as of June 30, 2010. Total contributions in 2010 are not expected to exceed $12 million. Life insurance policies on the lives of plan participants have been established with an unaffiliated carrier for the Company’s supplemental retirement plan. Premium for this coverage paid during the 2010 period was $1.7 million. During 2010, a Rabbi Trust was established to provide for the obligations under this supplemental retirement plan. The insurance policies, as well as an additional $21 million of cash, were placed in the Rabbi Trust. The cash was deposited with an unaffiliated trustee to be invested. The combined value of the insurance policies and investments was $33 million as of June 30, 2010. This plan is unqualified and therefore the value of the insurance policies and investments are not included in the chart above.

Impact of Health Care Legislation

In the first quarter of 2010, Congress passed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the Act). We are in the process of evaluating the provisions of this legislation and will be monitoring the regulations as they are developed by the various federal and state regulatory authorities. At this time, we believe that the majority of our health products will not be affected by the legislation. However, there are a small number of our products that could be affected, representing approximately 1.7% of total sales in the first two quarters of 2010 and less than 4% of total premium in force at June 30, 2010. These products will be under unacceptable loss ratio mandates and will require the removal of certain benefit limitations. We do not believe that the impact of the Act on sales or results for these products will be material to our operations as a whole. We will discontinue the sale of these products in September, 2010. With respect to the aspects of the Act concerning employee healthcare, compensation, and tax withholding, we expect a considerable increase in recordkeeping, but no substantial change in our benefit programs or increases in administrative or employee healthcare costs.

Recent Development

Management is contemplating the sale of United Investors Insurance Company (UIL) consistent with the decision made in 2008 to no longer market variable life and annuity products. UIL is the Torchmark affiliate that underwrites and issues these products. For the six months ended June 30, 2010, UIL revenues were $77 million and net income was $22 million which represented 4% and 9% respectively of Torchmark’s consolidated results. Total assets were $1.9 billion, including $.7 billion of separate account assets, or 11% of total assets, 7% excluding separate account assets.

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

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended June 30, 2010.

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

As of the end of the fiscal quarter completed June 30, 2010, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended June 30, 2010, there have not been any significant changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

On January 10, 2007, purported class action litigation was filed against Globe Life And Accident Insurance Company and additional unaffiliated defendants in the U.S. District Court for the Eastern District of Texas (Taylor v. Texas Farm Bureau Mutual Insurance Company, Case No. 2-07-CV-014). Plaintiffs allege violations of the Driver Privacy Protection Act (DPPA) in Globe’s marketing activities. DPPA is federal legislation restricting the ability to obtain and use driver’s license and motor vehicle registration title information maintained by each state. Initially, DPPA allowed use of such personal information for marketing activities so long as the states provided individuals the opportunity to prohibit disclosure of their information. DPPA was amended effective June 1, 2000 to provide that using or obtaining personal information from motor vehicle records for marketing purposes is permitted only if the state involved obtained the express consent (“opt-in”) of the person whose data is being released. Plaintiffs, all residents and holders of Texas driver licenses, alleged that Globe wrongfully obtained, possessed and/or used motor vehicle record information from the Texas Department of Public Safety after the June 1, 2000 effective date of the “opt-in” amendment to the DPPA. They sought, in a jury trial, liquidated damages as provided in the DPPA for each purported class member in the amount of $2,500 for each use of the personal information, punitive damages, the destruction of any personal information determined to be illegally obtained from motor vehicle records and other appropriate equitable relief. On September 8, 2008, the District Court entered an order granting the defendants’ consolidated motion to dismiss with prejudice all plaintiffs’ claims in this litigation pursuant to Federal Rules of Civil Procedure 12(b)(1) and 12(b)(6). On July 14, 2010, the U.S. Circuit Court of Appeals affirmed the District Court’s dismissal of the action, holding that the DPPA affords states discretion to disburse Department of Motor Vehicle records for a permissible purpose under the statute.

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

On June 3, 2009, the Florida Office of Insurance Regulation issued an order to Liberty National to show cause why the Florida Office should not issue a final order suspending or revoking Liberty National’s certificate of authority to do insurance business in the State of Florida. The order asserts that Liberty National has engaged in alleged unfair trade practices in violation of Florida law through past underwriting practices used by Liberty National with regard to insurance applications submitted by persons who live in the United States but who were not U.S. citizens and persons traveling to certain foreign countries. Liberty National denies the allegations made by the Florida Office. Liberty National has responded to the Florida Office’s order in a timely manner and the matter was transmitted to the Division of Administrative Hearings on July 10, 2009. The matter has been assigned to an administrative law judge and was set for hearing commencing on February 1, 2010. On January 21, 2010, the Florida Office filed a motion for continuance which was granted and the hearing in the Florida Department of Administrative Hearings was held June 7-11, 2010. Each of the parties will submit proposed orders to the Administrative Law Judge in August 2010 for review.

Item 1A.	Risk Factors

The risk entitled “Proposals for national health care reform could have a negative effect on the profitability or marketability of the health insurance products we sell” set forth under Health Insurance Marketplace Risks in Item 1A of the Form 10-K for the fiscal year ended December 31, 2009, is further updated as follows:

Newly adopted health care legislation could have a negative effect on the profitability or marketability of the health insurance products we sell. We are in the process of evaluating the newly enacted Patient Protection and Affordable Care Act and the final interim regulations published on June 28, 2010 and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the legislation) to determine which of our health insurance products are affected and unaffected by the legislation and will be monitoring the regulations as they are developed by the various federal and state authorities. At this time, we believe that the majority of our health products will not be affected by the legislation. For the small number of our products that could be affected, we do not believe that the impact on sales or results will be material to our operations as a whole.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2010	230,847	$54.87	230,847
May 1-31, 2010	868,910	51.36	868,910
June 1-30, 2010	123,000	49.68	123,000

At its February 25, 2010 meeting, the Board of Directors reactivated the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board determines to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.

Item 6.	Exhibits

(a)	Exhibits

(11)	Statement re Computation of Per Share Earnings

(12)	Statement re Computation of Ratios

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Mark S. McAndrew

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

(32.1)	Section 1350 Certification by Mark S. McAndrew and Gary L. Coleman

(101)	Interactive Data Files for the Torchmark Corporation Form 10-Q for the periods ended June 30, 2010

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: August 6, 2010	/s/ Mark S. McAndrew
Mark S. McAndrew
Chairman and Chief Executive Officer

Date: August 6, 2010	/s/ Gary L. Coleman
Gary L. Coleman, Executive Vice
President and Chief Financial Officer