Form 10-Q
period 2010-09-30
TORCHMARK CORP
filed 2010-11-08
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2010

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

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT October 29, 2010
Common Stock, $1.00 Par Value	80,054,077

Index of Exhibits (Page 66).

Total number of pages included are 67.

TORCHMARK CORPORATION

PART I - FINANCIAL INFORMATION

Item  1. Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	September 30, 2010	December 31, 2009*
	(Unaudited)
Assets

Investments:
Fixed maturities, available for sale, at fair value
(amortized cost: 2010—$10,392,871 ; 2009—$9,559,499)	$10,965,135	$9,104,115
Equity securities, at fair value
(cost: 2010—$14,875 ; 2009—$14,875)	17,601	16,722
Policy loans	370,763	352,351
Other long-term investments	42,597	52,428
Short-term investments	119,694	298,077

Total investments	11,515,790	9,823,693
Cash	30,264	231,071
Accrued investment income	191,037	168,246
Other receivables	205,210	189,174
Deferred acquisition costs and value of insurance purchased	3,355,958	3,319,505
Goodwill	396,891	396,891
Other assets	375,472	238,536
Assets of subsidiary held for sale	1,645,845	1,656,643

Total assets	$17,716,467	$16,023,759

Liabilities and Shareholders’ Equity

Liabilities:
Future policy benefits	$9,031,866	$8,629,349
Unearned and advance premiums	79,015	81,077
Policy claims and other benefits payable	218,279	211,083
Other policyholders’ funds	90,633	90,076

Total policy liabilities	9,419,793	9,011,585

Current and deferred income taxes payable	1,340,590	964,680
Other liabilities	310,835	174,766
Short-term debt	188,865	233,307
Long-term debt (fair value: 2010—$1,095,873 ; 2009—$867,519)	789,424	796,050
Due to affiliates	124,421	124,421
Liabilities of subsidiary held for sale	1,274,845	1,320,059

Total liabilities	13,448,773	12,624,868

Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: -0- in 2010 and in 2009	0	0
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2010—83,874,748 issued, less 3,676,834 held in treasury and 2009—83,874,748 issued, less 1,034,022 held in treasury)	83,875	83,875
Additional paid-in capital	447,296	441,361
Accumulated other comprehensive income (loss)	356,836	(319,183)
Retained earnings	3,554,063	3,228,904
Treasury stock, at cost	(174,376)	(36,066)

Total shareholders’ equity	4,267,694	3,398,891

Total liabilities and shareholders’ equity	$17,716,467	$16,023,759

* Derived from audited financial statements

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Life premium	$417,044	$397,390	$1,248,315	$1,190,980
Health premium	240,631	241,054	749,583	776,408
Other premium	152	95	442	412

Total premium	657,827	638,539	1,998,340	1,967,800

Net investment income	172,337	158,972	510,060	473,622
Realized investment gains (losses)	8,045	4,836	12,016	12,475
Other-than-temporary impairments	0	(63,745)	(1,712)	(145,283)
Portion of impairment loss recognized in other comprehensive income	0	23,268	0	25,830
Other income	679	451	1,757	1,302

Total revenue	838,888	762,321	2,520,461	2,335,746

Benefits and expenses:
Life policyholder benefits	269,069	258,932	809,109	777,437
Health policyholder benefits	154,011	152,312	516,873	528,514
Other policyholder benefits	10,434	9,542	30,643	25,655

Total policyholder benefits	433,514	420,786	1,356,625	1,331,606

Amortization of deferred acquisition costs	104,045	101,986	318,498	314,370
Commissions and premium taxes	31,072	33,781	94,592	94,846
Other operating expense	43,154	41,665	131,120	128,580
Interest expense	18,790	20,343	56,539	50,923

Total benefits and expenses	630,575	618,561	1,957,374	1,920,325

Income from continuing operations before income taxes	208,313	143,760	563,087	415,421
Income taxes	(70,216)	(45,202)	(189,749)	(136,114)

Income from continuing operations	138,097	98,558	373,338	279,307

Discontinued operations:
Income from discontinued operations, net of tax	7,519	2,242	20,003	12,317
Loss on disposal, net of tax	(31,085)	0	(31,085)	0

Income (loss) from discontinued operations	(23,566)	2,242	(11,082)	12,317

Net income	$114,531	$100,800	$362,256	$291,624

Basic net income per share:
Continuing operations	$1.71	$1.19	$4.56	$3.36
Discontinued operations	(0.29)	0.03	(0.14)	0.15

Total basic net income per share	$1.42	$1.22	$4.42	$3.51

Diluted net income per share:
Continuing operations	$1.70	$1.19	$4.52	$3.36
Discontinued operations	(0.29)	0.03	(0.13)	0.15

Total diluted net income per share	$1.41	$1.22	$4.39	$3.51

Dividends declared per common share	$0.15	$0.14	$0.45	$0.42

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$114,531	$100,800	$362,256	$291,624

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	469,908	933,409	1,108,635	1,299,645
Less: reclassification adjustment for (gains) losses on securities included in net income	(11,978)	66,040	(15,484)	144,430
Less: reclassification adjustment for other-than- temporarily impaired debt securities for which a portion of the loss was recognized in earnings	0	(23,268)	0	(25,830)
Less: reclassification adjustment for amortization of (discount) and premium	(796)	(602)	(2,241)	(5,105)
Less: foreign exchange adjustment on securities marked to market	(2,542)	(7,524)	(3,426)	(13,531)

Unrealized gains (losses) on securities	454,592	968,055	1,087,484	1,399,609
Unrealized gains (losses) on deferred acquisition costs	(21,888)	(59,689)	(56,960)	(82,095)

Total unrealized investment gains (losses)	432,704	908,366	1,030,524	1,317,514
Less applicable taxes	(151,444)	(317,928)	(360,682)	(461,130)

Unrealized gains (losses), net of tax	281,260	590,438	669,842	856,384
Foreign exchange translation adjustments	1,910	9,860	1,993	17,059
Less applicable taxes	(668)	(3,453)	(697)	(5,972)

Foreign exchange translation adjustments, net of tax	1,242	6,407	1,296	11,087
Amortization of pension costs	2,502	3,028	7,509	8,331
Less applicable taxes	(876)	(1,061)	(2,628)	(2,917)

Amortization of pension costs, net of tax	1,626	1,967	4,881	5,414

Other comprehensive income (loss)	284,128	598,812	676,019	872,885

Comprehensive income (loss)	$398,659	$699,612	$1,038,275	$1,164,509

See accompanying Notes to Consolidated Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash provided from operations	$744,954	$588,751

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	180,438	184,760
Fixed maturities available for sale—matured, called, and repaid	454,289	656,111
Other long-term investments	5,636	7,287

Total investments sold or matured	640,363	848,158

Investments acquired:
Fixed maturities	(1,539,775)	(1,432,463)
Other long-term investments	(20,501)	(15,547)

Total investments acquired	(1,560,276)	(1,448,010)

Net (increase) decrease in short-term investments	227,522	(119,296)
Net change in payable or receivable for securities	40,763	17,344
Disposition of properties	0	35
Additions to properties	(2,837)	(4,936)
Investment in low-income housing interests	(41,520)	(19,058)

Cash used for investment activities	(695,985)	(725,763)

Cash provided from (used for) financing activities:
Proceeds from exercise of stock options	5,604	2,389
Net proceeds from issuance of 9 1/4% Senior Notes	0	296,308
Repayment of 8 1/4% Senior Debentures	0	(99,050)
Repurchase of 9 1/4% Senior Notes	(8,913)	0
Net borrowings (repayments) of commercial paper	(44,442)	(71,226)
Tax benefit from stock option exercises	320	138
Acquisition of treasury stock	(147,801)	(47,564)
Cash dividends paid to shareholders	(37,061)	(35,024)
Net receipts (withdrawals) from deposit product operations	(11,875)	214,107

Cash provided by (used for) financing activities	(244,168)	260,078

Effect of foreign exchange rate changes on cash	(4,253)	2,054

Net increase (decrease) in cash	(199,452)	125,120
Cash at beginning of year (includes $847 of cash at December 31, 2009 included in assets of subsidiary held for sale)	231,918	46,400

Cash at end of period (includes $2,202 of cash at September 30, 2010 included in assets of subsidiary held for sale)	$32,466	$171,520

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at September 30, 2010, and the consolidated results of operations, comprehensive income, and cash flows for the periods ended September 30, 2010 and 2009. The interim period financial statements should be read in conjunction with our Consolidated Financial Statements that are included in the Annual Report on Form 10K filed on February 26, 2010.

When a component of Torchmark’s business is sold or expected to be sold during the ensuing year, Torchmark reports the assets and liabilities of the component as assets and liabilities of subsidiaries held for sale. Assets or liabilities of subsidiaries held for sale are segregated and are recorded in the Consolidated Balance Sheets at the lower of the carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Major classes of assets and liabilities are separately disclosed in the notes to the Consolidated Financial Statements.

Torchmark reports the results of operations of a business as discontinued operations when the component is sold or expected to be sold, the operations and cash flows of the business have been or will be eliminated from the ongoing operations as a result of the disposal transaction, and Torchmark will not have any significant continuing involvement in the operations of the business after the disposal transaction. The results of discontinued operations are reported in discontinued operations in the Consolidated Statements of Operations for current and prior periods commencing in the period in which the business is either disposed of or is accounted for as a disposal group, including any gain or loss recognized on the sale or adjustment of the carrying amount to fair value less cost to sell.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note B—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Basic weighted average shares outstanding	80,775,711	82,746,244	81,872,161	83,114,675
Weighted average dilutive options outstanding	579,742	97,330	628,276	0

Diluted weighted average shares outstanding	81,355,453	82,843,574	82,500,437	83,114,675

Antidilutive shares*	7,098,498	8,892,805	7,098,498	9,433,017

*Antidilutive shares are excluded from the calculation of diluted earnings per share.

Unless otherwise specified, earnings per share data is assumed to be on a diluted basis.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans

The following tables present a summary of post-retirement benefit costs by component:

Components of Post-Retirement Benefit Costs

	Three Months ended September 30,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost	$2,025	$1,644	$171	$141
Interest cost	3,716	3,791	253	243
Expected return on assets	(3,795)	(3,943)	0	0
Prior service cost	523	518	0	0
Net actuarial (gain)/loss	2,017	2,602	(139)	56

Net periodic benefit cost	$4,486	$4,612	$285	$440

	Nine Months ended September 30,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost	$6,076	$5,612	$543	$473
Interest cost	11,155	10,843	773	731
Expected return on assets	(11,132)	(11,540)	0	0
Prior service cost	1,568	1,553	0	0
Net actuarial (gain)/loss	6,042	6,976	(428)	191

Net periodic benefit cost	$13,709	$13,444	$888	$1,395

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans (continued)

The following chart presents assets at fair value for our defined-benefit pension plans at September 30, 2010 and the prior-year end.

Pension Assets by Component

(Dollar amounts in thousands)

	September 30, 2010		December 31, 2009
	Amount	%	Amount	%
Corporate debt	$144,255	61.1	$132,038	62.3
Other fixed maturities	799	0.3	813	0.4
Equity securities	61,964	26.2	58,148	27.4
Short-term investments	16,432	7.0	8,176	3.9
Guaranteed annuity contract	10,395	4.4	10,492	5.0
Other	2,344	1.0	2,210	1.0

Total	$236,189	100.0	$211,877	100.0

The liability for the funded defined-benefit pension plans was $206 million at December 31, 2009. Torchmark contributed $12 million to the qualified pension plan during the nine months ended September 30, 2010, and does not plan any additional contributions during the remainder of the year. Life insurance policies on the lives of plan participants have been established with an unaffiliated carrier for the Company’s supplemental retirement plan. Premium for this coverage paid during the 2010 period was $1.7 million. During 2010, a Rabbi Trust was established to provide for the obligations under this supplemental retirement plan. The insurance policies, as well as an additional $21 million of cash, were placed in the Rabbi Trust. The cash was deposited with an unaffiliated trustee to be invested. The combined value of the insurance policies and investments was $34 million as of September 30, 2010. This plan is unqualified and therefore the value of the insurance policies and investments are not included in the chart above.

Note D—Adoption of Accounting Standard Updates

Torchmark adopted new guidance concerning the disclosures of fair value as of January 1, 2010. This new guidance expands fair value disclosures by requiring the disclosure of transfers between the Level 1 and Level 2 classifications and the reasons for the transfers; more detail about the activity within the Level 3 classification by reporting purchases, sales, issuances, and settlements on a gross rather than net basis; proper classification of assets and liabilities; and complete information about valuation inputs and techniques. The disclosure of the additional detail regarding the Level 3 activity is not required for Torchmark until 2011. However, Torchmark early adopted this guidance as of January 1, 2010 as permitted. The disclosures required by this new guidance are included in Note E – Investments.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments

Portfolio Composition:

A summary of fixed maturities and equity securities available for sale by cost or amortized cost and estimated fair value at September 30, 2010 is as follows:

PORTFOLIO COMPOSITION AS OF SEPTEMBER 30, 2010

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$14,373	$419	$0	$14,792	0%
Government-sponsored enterprises	56,688	3,011	0	59,699	1
GNMAs	6,900	966	(1)	7,865	0
States, municipalities and political subdivisions	1,131,860	61,989	(3,518)	1,190,331	11
Foreign governments	21,319	1,753	0	23,072	0
Corporates	7,709,913	739,327	(164,867)	8,284,373	76
Residential mortgage-backed securities	9,857	754	0	10,611	0
Collateralized debt obligations	55,588	0	(37,152)	18,436	0
Asset-backed securities	36,752	3,364	(112)	40,004	0
Redeemable preferred stocks	1,349,621	40,561	(74,230)	1,315,952	12

Total fixed maturities	$10,392,871	$852,144	$(279,880)	$10,965,135	100%

Equity securities:
Common stocks:
Banks and insurance companies	$776	$261	$0	$1,037
Non-redeemable preferred stocks	14,099	2,542	(77)	16,564

Total equity securities	$14,875	$2,803	$(77)	$17,601

Total fixed maturities and equity securities	$10,407,746	$854,947	$(279,957)	$10,982,736

* At fair value

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

A schedule of fixed maturities by contractual maturity date at September 30, 2010 is shown below on an amortized cost basis and on a fair value basis. Actual maturity dates could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$235,133	$240,083
Due from one to five years	528,527	576,550
Due from five to ten years	689,956	770,903
Due from ten to twenty years	2,461,946	2,605,760
Due after twenty years	6,368,212	6,694,923

	10,283,774	10,888,219
Mortgage-backed and asset-backed securities	109,097	76,916

	$10,392,871	$10,965,135

Cash proceeds received from sales of fixed maturities available for sale were $180 million in the first nine months of 2010 of which $3 million were included in the subsidiary held for sale and proceeds of $185 million were received in the same period of 2009. Gross gains realized on those sales were $12 million in the 2010 period and $76 million in the 2009 period, of which $8 million was included in discontinued operations in 2009. Gross losses realized on those sales were $13 million in the 2010 period and $60 million in the same period of 2009, of which $4 million was included in discontinued operations in 2009.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

Fair Value Measurements:

The following table represents assets measured at fair value on a recurring basis:

	FAIR VALUE MEASUREMENTS AT SEPTEMBER 30, 2010 USING:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government and agencies	$0	$14,792	$0	$14,792
Government-sponsored enterprises	0	59,699	0	59,699
GNMAs	0	7,865	0	7,865
States, municipalities and political	0	1,190,331	0	1,190,331
Foreign governments	0	23,072	0	23,072
Corporates	25,555	8,214,493	44,325	8,284,373
Residential mortgage-backed securities	0	10,611	0	10,611
Collateralized debt obligations	0	0	18,436	18,436
Asset-backed securities	0	31,347	8,657	40,004
Redeemable preferred stocks	138,849	1,177,103	0	1,315,952

Total fixed maturities	164,404	10,729,313	71,418	10,965,135
Equity securities:
Common stocks:
Banks and insurance companies	367	0	670	1,037
Non-redeemable preferred stocks	0	16,564	0	16,564

Total equity securities	367	16,564	670	17,601

Total fixed maturities and equity securities	$164,771	$10,745,877	$72,088	$10,982,736

Percent of total	1.5%	97.8%	0.7%	100.0%

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

The great majority of fixed maturities are not actively traded and direct quotes are not generally available. Management therefore determines the fair values of these securities after consideration of data provided by third-party pricing services and independent broker/dealers. Over 98% of the fair value reported at September 30, 2010 was determined using data provided by third-party pricing services. Prices provided by third-party pricing services are not binding offers but are estimated exit values. They are based on observable market data inputs which can vary by security type. Such inputs include benchmark yields, available trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market data. Where possible, these prices were corroborated against other independent sources. When corroborated prices produce small variations, the close correlation indicates observable inputs, and the median value is used. When corroborated prices present greater variations, additional analysis is required to determine which value is the most appropriate. When only one price is available, it is used if based on observable inputs and analysis confirms that it is appropriate. All fair value measurements based on prices determined with observable market data are reported as Level 1 or Level 2 measurements.

When third-party vendor prices are not available, the Company attempts to obtain at least three quotes from broker/dealers for each security. When at least three quotes are obtained, and the standard deviation of such quotes is less than 3%, (suggesting that the independent quotes were likely derived using similar observable inputs), the Company uses the median quote and classifies the measurement as Level 2. At September 30, 2010, there were no assets valued as Level 2 in this manner with broker quotes.

When the standard deviation is 3% or greater, or the Company cannot obtain three quotes, then additional information and management judgment are required to establish the fair value. The measurement is then classified as Level 3. The Company uses information and valuation techniques deemed appropriate for determining the point within the range of reasonable fair value estimates that is most representative of fair value under current market conditions. As of September 30, 2010, fair value measurements classified as Level 3 represented less than 1% of total fixed maturities and equity securities.

During the nine months ended September 30, 2010, corporate securities with a fair value of $48.7 million transferred from Level 2 to Level 1 and corporate securities with a fair value of $194 million transferred from Level 1 to Level 2. Of the securities that transferred from Level 2 to Level 1, $5 million matured October 1, 2010 and the maturity value was known, $33 million had been called as of October 1, 2010 and the firm call price was known, and the remaining $11 million was traded and the firm exit price was known. All of the securities that transferred from Level 1 to Level 2 were redeemable and non-redeemable preferred stocks for which no closing price quotes were available.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

The following tables represent changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the three months ended September 30, 2010
	Asset- backed securities	Collateralized debt obligations	Corporates*	Other	Equities	Total
Balance at July 1, 2010	$7,735	$19,321	$157,580	0	$670	$185,306
Total gains or losses:
Included in realized gains/losses	0	0	(1)	0	0	(1)
Included in other comprehensive income	971	(1,807)	3,479	0	0	2,643
Sales	0	0	0	0	0	0
Settlements	0	0	(3,227)	0	0	(3,227)
Amortization	(49)	922	643	0	0	1,516
Transfers in and/or out of Level 3	0	0	(114,149)	0	0	(114,149)

Balance at September 30, 2010	$8,657	$18,436	$44,325	$0	$670	$72,088

Percent of total fixed maturity and equity securities	0.1%	0.2%	0.4%	0.0%	0.0%	0.7%

* Includes redeemable preferred stocks

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the nine months ended September 30, 2010
	Asset- backed securities	Collateralized debt obligations	Corporates*	Other	Equities	Total
Balance at January 1, 2010	$7,981	$18,037	$71,764	$5,196	$640	$103,618
Total gains or losses:
Included in realized gains/losses	0	(1,712)	1,503	0	0	(209)
Included in other comprehensive income	821	(637)	15,262	0	30	15,476
Sales	0	0	(5,440)	0	0	(5,440)
Settlements	0	0	(3,227)	0	0	(3,227)
Amortization	(145)	2,748	1,886	0	0	4,489
Transfers in and/or out of Level 3	0	0	(37,423)	(5,196)	0	(42,619)

Balance at September 30, 2010	$8,657	$18,436	$44,325	$0	$670	$72,088

Percent of total fixed maturity and equity securities	0.1%	0.2%	0.4%	0.0%	0.0%	0.7%

* Includes redeemable preferred stocks

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the three months ended September 30, 2009
	Asset- backed securities	Collateralized debt obligations	Corporates*	Other	Equities	Total
Balance at July 1, 2009	$6,569	$26,708	$14,279	$0	$639	$48,195
Total gains or losses:
Included in realized gains/losses	0	(30,580)	(7,319)	0	0	(37,899)
Included in other comprehensive income	231	21,496	12,191	0	0	33,918
Sales	0	125	(6,600)	0	0	(6,475)
Amortization	(46)	2,172	402	0	0	2,528
Transfers in and/or out of Level 3	0	0	6,999	0	0	6,999

Balance at September 30, 2009	$6,754	$19,921	$19,952	$0	$639	$47,266

Percent of total fixed maturity and equity securities	0.1%	0.2%	0.2%	0.0%	0.0%	0.5%

* Includes redeemable preferred stocks

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the nine months ended September 30, 2009
	Asset- backed securities	Collateralized debt obligations	Corporates*	Other	Equities	Total
Balance at January 1, 2009	$23,077	$14,158	$164,881	$623	$624	$203,363
Total gains or losses:
Included in realized gains/losses	0	(76,021)	(7,319)	0	0	(83,340)
Included in other comprehensive income	443	76,473	2,312	0	15	79,243
Sales	0	125	(6,600)	0	0	(6,475)
Amortization	(136)	5,186	1,150	0	0	6,200
Transfers in and/or out of Level 3	(16,630)	0	(134,472)	(623)	0	(151,725)

Balance at September 30, 2009	$6,754	$19,921	$19,952	$0	$639	$47,266

Percent of total fixed maturity and equity securities	0.1%	0.2%	0.2%	0.0%	0.0%	0.5%

* Includes redeemable preferred stocks

The collateral underlying collateralized debt obligations (CDOs) for which fair values are reported as Level 3 consists primarily of trust preferred securities issued by banks and insurance companies. None of the collateral is subprime or Alt-A mortgages (loans for which the typical documentation was not provided by the borrower).

Other-Than-Temporary Impairments:

During both nine month periods of 2010 and 2009, the Company determined that certain of its holdings in fixed maturities were other-than-temporarily impaired, resulting in writedowns on those securities. Writedowns for other-than-temporary impairment are included in realized investment losses. On a pretax basis, the 2010 writedown includes the complete write off of a CDO with a carrying amount of $1.7 million ($1.1 million after tax). During the first nine months of 2009, the Company wrote down $145 million ($95 million after tax) of other-than-temporarily impaired CDOs and corporate bonds, including CDOs with a carrying amount of $117 million to a fair value of $15 million, resulting in a total

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

pretax writedown of $102 million. However, $76 million of the 2009 writedown was determined to be the result of a credit loss and was charged to earnings while the remaining $26 million was charged to other comprehensive income. The credit loss portion on the CDOs was determined as the difference between the securities’ amortized cost and the present value of expected future cash flows. These expected cash flows were determined using judgment and the best information available to the Company, and were discounted at the securities’ original yield rate. Inputs used to derive expected cash flows included default rates, current levels of subordination, and loan-to-collateral value ratios. Management has determined that the present value of future cash flows is a better measure of fair value than observable market data when the market for securities is not active and that observable market data does not reflect orderly transactions. The 2009 pre-tax writedown for other-than-temporary impairment on corporate bonds of $43 million was all credit related and was charged to earnings.

Unrealized Loss Analysis:

The following table discloses unrealized investment losses by class of investment at September 30, 2010. Torchmark considers these investments not to be other-than-temporarily impaired.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES

At September 30, 2010

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$0	$0	$0	$0	$0	$0
Government-sponsored enterprises	0	0	0	0	0	0
States, municipalities and political subdivisions	4,568	(35)	77,971	(3,483)	82,539	(3,518)
Foreign governments	0	0	0	0	0	0
Corporates	257,599	(8,085)	914,108	(156,782)	1,171,707	(164,867)
Residential mortgage-backed securities	45	(1)	0	0	45	(1)
Commercial mortgage-backed securities	0	0	0	0	0	0
Collateralized debt obligations	0	0	18,311	(37,152)	18,311	(37,152)
Asset-backed securities	0	0	8,657	(112)	8,657	(112)
Redeemable preferred stocks	71,234	(1,656)	678,105	(72,574)	749,339	(74,230)

Total fixed maturities	$333,446	$(9,777)	$1,697,152	$(270,103)	$2,030,598	$(279,880)

Equity securities:
Non-redeemable preferred stocks	$0	$0	$22	$(77)	$22	$(77)

Total equity securities	$0	$0	$22	(77)	$22	$(77)

Total fixed maturities and equity securities	$333,446	$(9,777)	$1,697,174	$(270,180)	$2,030,620	$(279,957)

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

Torchmark held 62 issues (CUSIP numbers) at September 30, 2010 that had been in an unrealized loss position for less than twelve months, compared with 184 issues at December 31, 2009. Additionally, 142 and 279 issues had been in an unrealized loss position twelve months or longer at September 30, 2010 and December 31, 2009, respectively. Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,446 issues at September 30, 2010 and 1,455 issues at December 31, 2009. The weighted average quality rating of all unrealized loss positions as of September 30, 2010 was BBB-.

Torchmark management believes that much of the unrealized loss at December 31, 2009 was attributable to illiquidity in the financial market, which contributed to a spread widening, and accordingly increased unrealized losses on many securities that management expected to be fully recoverable. Accordingly, as conditions in financial markets have improved more recently, unrealized losses in the portfolio have declined or even turned into unrealized gains. Even though the fixed maturity investments are available for sale, Torchmark generally does not intend to sell and does not believe it will be required to sell any securities which are temporarily impaired until they mature due to the strong and stable cash flows generated by its insurance products.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Investments (continued)

The following table presents an analysis of the changes in Torchmark’s amounts related to credit loss positions for the three months and nine months ended September 30, 2010 and 2009.

ANALYSIS OF AMOUNTS RELATED TO BIFURCATED CREDIT LOSSES*

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$(21,566)	$(15,301)	$(21,566)	$0
Additions for which a credit loss related to other-than-temporary impairment:	0	0	0	0
Was not previously recognized	0	(14,130)	0	(44,857)
A portion of which was recognized previously, when there was no intent to sell or the expectation of requirement to sell	0	0	0	0
Reductions due to:
Sale	0	0	0	0
Loss previously recognized in other comprehensive income when there was intent to sell or the expectation of requirement to sell	0	0	0	0
Loss fully recognized in income and no longer bifurcated	0	15,301	0	30,727
Amortization	0	0	0	0

Balance at end of period	$(21,566)	$(14,130)	$(21,566)	$(14,130)

*	Losses due to other-than-temporary impairment for which a portion was recognized in other comprehensive income.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Income Taxes

The effective income tax rate on income from continuing operations differed from the expected 35% rate as shown below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
Expected income taxes	$72,909	35.0	$50,316	35.0	$197,080	35.0	$145,397	35.0
Increase (reduction) in income taxes resulting from:
Tax-exempt investment income	(807)	(0.4)	(927)	(0.6)	(2,526)	(0.4)	(2,613)	(0.6)
Tax settlements	0	0.0	(173)	(0.1)	0	0.0	(3,224)	(0.8)
Low income housing investments	(1,745)	(0.8)	(1,540)	(1.1)	(5,148)	(0.9)	(4,500)	(1.1)
Tax valuation allowance	0	0.0	(2,568)	(1.8)	0	0.0	882	0.2
Other	(141)	0.1	94	0.1	343	0.1	172	0.0

Income tax expense	$70,216	33.7	$45,202	31.4	$189,749	33.7	$136,114	32.8

The effective income tax rate on income from continuing operations for the three-month period ended September 30, 2010 differed from the effective income tax rate for the same period of 2009 primarily as a result of changes to the Company’s valuation allowance for deferred tax assets related to differences between financial statement book values and tax bases of other-than-temporarily impaired securities that were recorded in the period ended September 30, 2009. The effective income tax rate for the nine-month period ended September 30, 2010 differed from the effective income tax rate for the same period of 2009 primarily as a result of examination settlements with income tax authorities.

For the nine-month period ended September 30, 2009, the Company recorded a valuation allowance of $.8 million primarily for deferred tax assets related to differences between financial statement book values and tax bases of other-than-temporarily impaired securities. The Company had previously established a valuation allowance of $3.4 million as of June 30, 2009, resulting in a $2.6 million tax benefit for the three-month period ended September 30, 2009.

The IRS completed its examination of the Company’s 2005, 2006, and 2007 tax years during the period ended March 31, 2009. As a result the Company’s tax expense for the nine-month period ended September 30, 2009 included tax benefits relating to the impact of the settlement, including a reduction in the Company’s liability for unrecognized tax benefits and interest payable on uncertain tax positions.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Discontinued Operations

Torchmark’s subsidiary, Liberty National Life Insurance Company (Liberty), has entered into an agreement to sell its wholly-owned subsidiary, United Investors Life Insurance Company (United Investors), to an unaffiliated insurance carrier. United Investors markets primarily term and interest-sensitive life insurance, fixed annuities, and, prior to 2009, variable annuities. The agreement calls for consideration of $186 million plus adjusted statutory capital and surplus as of the closing date after certain pre-closing distributions from United Investors to Liberty. The expected closing date for the transaction is December 31, 2010. If the transaction had closed as of September 30, 2010, consideration for the transaction would have consisted of approximately $338 million in cash, net of transaction costs, after approximately $327 million of pre-closing distributions. The combined total of the net cash consideration and the pre-closing distributions to Liberty would have been approximately $665 million.

Due to the pending sale, Torchmark’s financial statements are presented to reflect the transactions as discontinued operations. The primary operations of United Investors involve lines of business that Torchmark no longer emphasizes. Therefore, Torchmark management believes this transaction will allow the Company to focus on its core protection life and health insurance businesses, as well as provide additional capital.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Discontinued Operations (continued)

As of September 30, 2010, the transaction is expected to result in a pre tax loss of approximately $33 million ($31 million after tax), which has been reported as a realized loss on the disposal of a discontinued operation. The ultimate loss on the disposal will be determined upon closing. Liberty has signed an agreement with the unaffiliated insurance carrier to service the United Investors insurance and annuity products for an estimated period of eighteen months thereafter under a service agreement. Significant assets and liabilities to be transferred were valued as follows at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Assets:
Investments	$794,132	$683,494
Cash	2,202	847
Deferred acquisition costs	103,757	137,633
Goodwill	0	26,628
Other assets	13,850	15,218
Separate account assets	731,904	792,823

Total assets	1,645,845	1,656,643
Liabilities:
Policy liabilities	521,686	521,928
Income taxes payable	17,790	1,746
Other liabilities	3,465	3,562
Separate account liabilities:	731,904	792,823

Total liabilities	1,274,845	1,320,059

Net equity	$371,000	$336,584

These assets and liabilities are reported as assets and liabilities of the subsidiary held for sale, respectively, on Torchmark’s September 30, 2010 and December 31, 2009 Consolidated Balance Sheets.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Discontinued Operations (continued)

Additional information about discontinued operations is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Premium income	$18,235	$19,231	$55,196	$57,996
Investment income	11,082	10,636	32,278	32,383
Realized investment gains (losses)	2,246	(7,334)	2,264	(11,921)
Other income	80	0	114	22

Total revenue	31,643	22,533	89,852	78,480
Policyholder benefits	15,453	14,546	44,572	45,675
Amortization of deferred acquisition costs	3,587	2,981	11,407	9,470
Other expense	1,468	1,709	4,103	4,996

Total benefits and expense	20,508	19,236	60,082	60,141
Pre tax income	11,135	3,297	29,770	18,339
Income tax	3,616	1,055	9,767	6,022

Net income	$7,519	$2,242	$20,003	$12,317

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Discontinued Operations (continued)

Revenues and profitability in the indicated segment will be reduced according to the chart below.

	Nine months ended September 30,
	2010	2009
Revenues:
Life	$49,269	$51,204
Annuity	5,927	6,792
Investment	34,542	20,462
Other	114	22

Total	$89,852	$78,480

Segment profitability (loss):
Life	$15,057	$14,118
Annuity	(1,800)	2,250
Investment	18,705	5,008
Other	(2,192)	(3,037)

Total	$29,770	$18,339

Note H—Business Segments

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

Note H—Business Segments (continued)

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note H—Business Segments (continued)

Torchmark provides coverage under the Medicare Part D prescription drug plan for Medicare beneficiaries. In accordance with GAAP, Part D premiums are recognized evenly throughout the year when they become due but benefit costs are recognized when the costs are incurred. Due to the design of the Part D product, premiums are evenly distributed throughout the year, but benefit costs are much higher earlier in the year. As a result, under GAAP, benefit costs can exceed premiums in the first part of the year, but be less than premiums during the remainder of the year. For segment reporting purposes, Torchmark has elected to defer $8 million excess benefits incurred in the first nine months of 2010 to the remainder of the year in order to more closely match the benefit cost with the associated revenue. In the 2009 period, $12 million in excess benefits were deferred. For the full year of 2009, the total premiums and benefits were the same under this alternative method as they were under GAAP and are expected to be so in 2010. The Company’s presentation results in the underwriting margin percentage of each interim period reflecting the expected margin percentage for the full year. In addition, GAAP recognizes in each quarter a government risk-sharing premium adjustment consistent with the contract as if the quarter represented an entire contract period. Torchmark did not include this $1.2 million GAAP adjustment in the first nine months of 2010 or the comparable $1.3 million adjustment in the first nine months of 2009 for segment reporting purposes. These adjustments were removed because these contract payments are based upon the experience of the full contract year, not the experience of interim periods. For the entire year, we expect our benefit ratio to be in line with the pricing and we do not expect to receive any government risk-sharing premium. The difference between the interim results as presented for segment purposes and GAAP was a charge of $7.0 million in the 2010 nine-month period ($4.6 million after tax) and $10.2 million in the comparable 2009 period ($6.6 million after tax).

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note H—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the nine months ended September 30, 2010
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,248,315	$748,357	$442			$1,226	(1)	$1,998,340
Net investment income				$509,862		198	(2)	510,060
Other income					$2,324	(567	)(4)	1,757

Total revenue	1,248,315	748,357	442	509,862	2,324	857		2,510,157
Expenses:
Policy benefits	809,109	508,642	30,643			8,231	(1)	1,356,625
Required interest on net reserves	(323,617)	(26,466)	(38,233)	388,316				0
Amortization of acquisition costs	367,901	99,590	6,940	(155,933)				318,498
Commissions and premium tax	54,537	40,513	109			(567	)(4)	94,592
Insurance administrative expense (3)					114,922			114,922
Parent expense					7,128			7,128
Stock compensation expense					9,070			9,070
Interest expense				56,341		198	(2)	56,539

Total expenses	907,930	622,279	(541)	288,724	131,120	7,862		1,957,374

Subtotal	340,385	126,078	983	221,138	(128,796)	(7,005)		552,783
Nonoperating items						7,005	(1)	7,005

Measure of segment profitability (pretax)	$340,385	$126,078	$983	$221,138	$(128,796)	$0		559,788

Deduct applicable income taxes								(188,594)

Segment profits after tax								371,194

Add back income taxes applicable to segment profitability	188,594
Add (deduct) realized investment gains (losses)	10,304
Deduct Part D adjustment (1)	(7,005)

Pretax income from continuing operations per Consolidated Statement of Operations	$563,087

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which match expected benefits with policy premium.
(2)	Reclassification of interest amount due to accounting rule requiring deconsolidaton of Trust Preferred Securities. Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note H—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the nine months ended September 30, 2009
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,190,980	$775,069	$412			$1,339	(1)	$1,967,800
Net investment income				$473,424		198	(2)	473,622
Other income					$2,058	(756	)(4)	1,302

Total revenue	1,190,980	775,069	412	473,424	2,058	781		2,442,724
Expenses:
Policy benefits	777,437	516,981	25,655			11,533	(1)	1,331,606
Required interest on net reserves	(305,948)	(25,602)	(29,508)	361,058				0
Amortization of acquisition costs	348,160	111,135	4,036	(148,961)				314,370
Commissions and premium tax	52,981	42,394	227			(756	)(4)	94,846
Insurance administrative expense (3)					113,587	355	(5)	113,942
Parent expense					7,002			7,002
Stock compensation expense					7,636			7,636
Interest expense				50,725		198	(2)	50,923

Total expenses	872,630	644,908	410	262,822	128,225	11,330		1,920,325

Subtotal	318,350	130,161	2	210,602	(126,167)	(10,549)		522,399
Nonoperating items						10,549	(1,5)	10,549

Measure of segment profitability (pretax)	$318,350	$130,161	$2	$210,602	$(126,167)	$0		532,948

Deduct applicable income taxes								(179,269)

Segment profits after tax								353,679

Add back income taxes applicable to segment profitability	179,269
Add (deduct) realized investment gains (losses)	(106,978)
Deduct Part D adjustment (1)	(10,194)
Loss on Company-occupied property (5)	(355)

Pretax income from continuing operations per Consolidated Statement of Operations	$415,421

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which match expected benefits with policy premium.
(2)	Reclassification of interest amount due to FIN46R (accounting rule requiring deconsolidation of Trust Preferred Securities). Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Loss on Company-occupied property.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note H—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Nine months ended September 30,		Increase (Decrease)
	2010	2009	Amount	%
Life insurance	$340,385	$318,350	$22,035	7
Health insurance	126,078	130,161	(4,083)	(3)
Annuity	983	2	981
Other:
Other income	2,324	2,058	266	13
Administrative expense	(114,922)	(113,587)	(1,335)	1
Investment	221,138	210,602	10,536	5
Corporate and adjustments	(16,198)	(14,638)	(1,560)	11

Pretax total	559,788	532,948	26,840	5
Applicable taxes	(188,594)	(179,269)	(9,325)	5

After-tax total	371,194	353,679	17,515	5
Reconciling items, net of tax:
Realized gains (losses) - Investments	6,697	(70,535)	77,232
Discontinued Operations - UILIC	20,003	12,317	7,686
Loss on disposal of discontinued operations	(31,085)	0	(31,085)
Part D adjustment	(4,553)	(6,626)	2,073
Tax settlements from issues related to prior years	0	3,020	(3,020)
Loss on Company-occupied property	0	(231)	231

Net income	$362,256	$291,624	$70,632	24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Discontinued Operations. As discussed in Note G – Discontinued Operations, we have entered into an agreement to dispose of our subsidiary United Investors, a carrier of life and annuity products. As a result, this discussion will treat the results of United Investors as discontinued operations. The discontinued operations accounted for $20 million of net income in the nine months of 2010, or $.24 per diluted share, compared with $12 million in 2009, or $.15 per diluted share. However, we have recorded a $31 million after tax loss on the disposition transaction ($.37 per diluted share), resulting in a $.13 per diluted share loss on total discontinued operations in 2010.

Summary of Operations. Torchmark’s operations are segmented into its insurance underwriting and investment operations as described in Note H—Business Segments. The measures of profitability described in Note H are useful in evaluating the performance of the segments and the marketing groups within each insurance segment, because each of our distribution units operates in a niche market. These measures enable management to view period-to-period trends, and to make informed decisions regarding future courses of action.

The tables in Note H—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the nine-month periods ended September 30, 2010 and 2009. Additionally, a table in that note, Analysis of Profitability by Segment, provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles those measures to our net income. That summary represents our overall operations in the manner that management views the business, and is a basis of the following highlights discussion.

A discussion of operations by each segment follows later in this report. These discussions compare the first nine months of 2010 with the same period of 2009, unless otherwise noted.

Highlights, comparing the first nine months of 2010 with the first nine months of 2009. Net income per diluted share increased 25% to $4.39. Net income from continuing operations for the 2010 period reflects an after-tax benefit of $.08 per share from realized investment gains. Net income per share during the 2009 period reflected an after tax loss of $.85 per share for realized investment losses of which $.95 was a result of other-than-temporary impairments of fixed maturities, offset by $.10 of other gains. The $.08 per share gain in 2010 was net of an impairment writedown of $.01 per share on fixed maturities. These writedowns of investments are discussed in detail in Note E—Investments under the caption Other-Than-Temporary Impairments in this report. Additionally, we benefited from tax settlements in 2009 arising from the Internal Revenue Service’s completion of its examination for the years 2005 through 2007. Net income was increased by $3 million or $.04 per share in 2009 as a result of these tax settlements.

As explained in Note H—Business Segments, differences in our estimate of interim results for Medicare Part D as we view this product for segment purposes and GAAP financial statement purposes resulted in a $5 million after-tax charge to earnings in 2010 ($.06 per share) and a $7 million charge in 2009 ($.08 per share). We expect our 2010 full year benefit ratios to be approximately the same as those for interim periods, as was the case in 2009 and prior years. For this reason, there should be no differences in our segment versus financial statement reporting by year end 2010, as it relates to Medicare Part D.

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

Total premium income increased 2% for the 2010 period from $1.97 billion to $2.00 billion. Increases in life premium were substantially offset by declines in health premium. Total net sales rose 1% to $322 million. First-year collected premium rose 13% to $279 million for the period.

Life insurance premium income grew 5% to $1.2 billion. Life net sales increased 3% to $253 million, primarily as a result of an increase in American Income’s net sales of 13%. First-year collected life premium rose 11% to $186 million because of improved persistency. Life underwriting margins increased 7% to $340 million.

Health insurance premium income, excluding Medicare Part D premium, declined 7% to $591 million. Health net sales, excluding Part D, declined 23% to $45 million and first-year collected health premium, excluding Part D, decreased 5% to $56 million. These declines resulted primarily from the decrease in agent count in our United American (UA) Branch Office Agency. Turnover can be attributed to increased competition and the Company’s decision to deemphasize the marketing of certain UA limited-benefit health products. Sales of these limited-benefit health products were discontinued in September, 2010. We are addressing the turnover in the UA Branch Office Agency by offering the agents new lines of Liberty National life and health products to sell with new compensation incentives focused on marketing those products. Those products are priced to achieve higher profit margins and have better persistency than the UA Branch’s limited-benefit health products. Health underwriting income of $110 million in 2010, excluding Part D, declined 4%. Health underwriting income improved to 19% of premium in 2010 as a result of the mix of in force business shifting to higher margin business.

Our Medicare Part D prescription drug business is a component of the health insurance segment. In the manner we view our Medicare Part D business as described in Note H—Business Segments, policyholder premium was $158 million in 2010 compared with $139 million in 2009, an increase of 14%. Underwriting income increased 3% to $16 million.

Excess investment income per diluted share increased 6% to $2.68, while excess investment income rose 5% to $221 million. Net investment income rose $36 million, or 8%. Our average investment portfolio at amortized cost grew 9%. Growth in net investment income lagged portfolio growth primarily because yields available on new investments in recent periods have not been as great as yields on securities that matured or were otherwise disposed of. Excess investment income did not increase at the same rate as net investment income because of the $20 million or 10% increase in interest cost on net insurance policy liabilities and the $6 million or 11% increase in financing costs, partially offsetting the increase in net investment income. Financing costs rose in the period primarily as a result of the increased interest expense from a new $300 million debt offering issued in June, 2009, replacing a $99 million debt issue that matured in August, 2009.

In the first nine months of 2010, we invested new money at an effective annual yield on new investments of 5.91%. This yield compares with an average portfolio yield of 6.66% (as of September 30, 2010). The fixed-maturity portfolio at fair value accounted for 95% of total investments at September 30, 2010 and had an average rating of BBB+. Short-term investments accounted for 1% of the portfolio at that date, compared with 3% at December 31, 2009.

Our fixed-maturity portfolio improved from a net unrealized loss position of $455 million at year end 2009 to an unrealized gain position of $572 million at September 30, 2010, as a result of improved financial markets. The fixed maturity portfolio contains no commercial mortgage-backed securities or securities backed by subprime or Alt-A mortgages (loans for which some of the typical documentation was not provided by the borrower). We are not a party to any counterparty risk, with no credit default swaps or other derivative contracts. We do not engage in securities lending, and have no direct exposure to European sovereign debt.

We have an on-going share repurchase program which began in 1986. During 2009, we temporarily suspended the program because of the uncertain economic environment. However, in the first quarter of 2010, we reactivated the program with a reaffirmation of the Board of Directors at their February 25, 2010 meeting. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. In the first nine months of 2010, we acquired 2.9 million shares of the Company’s common stock in the open market at a cost of $148 million ($51.65 average price per share). Of the $148 million, $141 million was from excess operating cash flow, which was used to repurchase 2.7 million shares, and $7 million was from the cash received from stock option exercises by current and former employees. Proceeds from these option exercises were used to repurchase 123 thousand shares in order to offset dilution from the exercises.

A detailed discussion of our operations by component segment follows.

Life insurance, comparing the first nine months of 2010 with the first nine months of 2009. Life insurance is our predominant segment, representing 63% of premium income and 73% of insurance underwriting margin in the first nine months of 2010. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the Investment segment. Life insurance premium income increased 5% to $1.2 billion. Since 2009, we have been in the process of combining selected offices of our United American (UA) Branch Office Agency with the Liberty National Exclusive Agency. For this reason, all premium income and margin data will be reported on a combined basis in this report. However, we will continue to report sales data and agent counts separately for the two agencies. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium by Distribution Method

Excluding Discontinued Operations - UILIC

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase (Decrease)
	2010		2009
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$428,257	34	$403,774	34	$24,483	6
American Income Exclusive Agency	416,318	33	375,448	31	40,870	11
Liberty National Exclusive Agency	221,579	18	224,649	19	(3,070)	(1)
Other Agencies	182,161	15	187,109	16	(4,948)	(3)

Total Life Premium	$1,248,315	100	$1,190,980	100	$57,335	5

Net sales, defined earlier in this report as an indicator of new business production, grew 3% to $253 million. Three of our four primary distribution groups had growth in net sales. An analysis of life net sales by distribution group is presented below.

Life Insurance

Net Sales by Distribution Method

Excluding Discontinued Operations - UILIC

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2010		2009		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$106,027	42	$101,158	41	$4,869	5
American Income Exclusive Agency	104,711	41	92,549	38	12,162	13
Liberty National Exclusive Agency	26,755	11	36,081	15	(9,326)	(26)
United American Branch Office Agency	7,232	3	6,934	3	298	4
Other Agencies	8,129	3	8,521	3	(392)	(5)

Total Life Net Sales	$252,854	100	$245,243	100	$7,611	3

First-year collected life premium, defined earlier in this report, was $186 million in the 2010 period, rising 11% over the prior-year period. First-year collected life premium by distribution group is presented in the table below.

Life Insurance

First-Year Collected Premium by Distribution Method

Excluding Discontinued Operations - UILIC

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2010		2009		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$68,421	37	$63,668	38	$4,753	7
American Income Exclusive Agency	83,113	45	69,505	42	13,608	20
Liberty National Exclusive Agency	26,542	14	26,261	16	281	1
Other Agencies	7,928	4	7,649	4	279	4

Total	$186,004	100	$167,083	100	$18,921	11

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

Direct Response’s life premium income rose 6% to $428 million, representing 34% of Torchmark’s total life premium, the largest contribution to life premium of any distribution system. Net sales for this group of $106 million increased 5% and first-year collected premium of $68 million rose 7% over the prior year period.

The American Income Exclusive Agency markets primarily to members of labor unions, but also to credit unions and other associations. This agency produced premium income of $416 million, an increase of 11%. American Income is Torchmark’s fastest growing life insurance agency on the basis of premium growth. Net sales increased 13% to $105 million, while first-year collected premium rose 20% to $83 million. Growth in sales in our captive agencies is highly dependent on growing the size of the agency force. The American Income agent count was 4,065 at September 30, 2010, 3% greater than a year earlier (3,929). The American Income Agency continues to emphasize the recruiting and retention of new agents, focusing on an incentive program to reward growth in both recruiting and production.

As previously mentioned, we have combined selected offices of the UA Branch Office Agency with the Liberty National Exclusive Agency. The Liberty National Agency has historically marketed life insurance to middle-income customers primarily in the Southeast. Until two years ago, the UA Branch Office Agency had been emphasizing limited-benefit health products. This agency has changed its focus to market Liberty National’s life and health products. Life premium income for this combined agency was $222 million for the 2010 period, a 1% decline compared with $225 million in the 2009 period. First-year collected premium on a combined basis rose 1% to $27 million.

The Liberty National Agency’s net sales declined 26% to $27 million. The Liberty Agency had 1,527 producing agents at September 30, 2010, compared with 2,693 a year earlier, a decline of 43%. The decrease in agent count is due in part to the closing of several offices which had low production. The decrease was also a result of agent compensation issues arising in 2009. A two-tier bonus threshold proved more difficult for producing agents to meet than anticipated. Management reverted to a level bonus threshold later during 2009. In addition, due to deteriorating first year persistency rates on business written during 2008 and early 2009, management modified compensation incentives in 2009 to place more emphasis on the persistency of newly issued policies. This resulted in the departure of a number of the less productive agents. Management believes that agent count will grow over the remainder of 2010. These modifications have also improved first year persistency.

The UA Branch Office Agency produced net sales of $7 million in 2010 of Liberty National’s life products. Due to intense competition in recent periods and the Company’s decision to deemphasize the marketing of certain UA limited-benefit products, the UA Branch has experienced sharp declines in agent count. Sales of these limited-benefit health products were discontinued in September, 2010. The UA Branch Office Agency had 645 producing agents at September 30, 2010, compared with 899 agents a year earlier, a decline of 28%.

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

The Other Agencies distribution systems offering life insurance include the Military Agency, the UA Independent Agency (which predominantly writes health insurance), and various minor distribution channels. The Other Agencies distribution group contributed $182 million of life premium income, or 15% of Torchmark’s total in the 2010 period, but contributed only 3% of net sales.

Life Insurance

Summary of Results

Excluding Discontinued Operations - UILIC

(Dollar amounts in thousands)

	Nine months ended September 30,
	2010		2009		Increase
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$1,248,315	100	$1,190,980	100	$57,335	5
Net policy obligations	485,492	39	471,488	39	14,004	3
Commissions and acquisition expense	422,438	34	401,142	34	21,296	5

Insurance underwriting income before other income and administrative expense	$340,385	27	$318,350	27	$22,035	7

Life insurance underwriting income before insurance administrative expense was $340 million, increasing 7%. This growth in underwriting income was caused primarily by premium growth but also by improved mortality.

Health insurance, comparing the first nine months of 2010 with the first nine months of 2009. Health premium accounted for 37% of our total premium in the 2010 period, while the health underwriting margin accounted for 27% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. Our health products include a variety of limited-benefit health plans including hospital/surgical, cancer and accident plans sold to customers under age 65, as well as Medicare Supplements. We also provide coverage under the Medicare Part D prescription drug plan. Medicare Part D business is shown as a separate health component and will be discussed separately in the analysis of the health segment.

As explained in Note H—Business Segments, management does not view the government risk-sharing premium for Medicare Part D as a component of premium income. Excluding this risk-sharing premium, health insurance premium for the 2010 period was $748 million, declining 3%. A reconciliation between segment reporting for Medicare Part D and GAAP is presented in the chart in Note H—Business Segments, and those differences are fully discussed in that note.

The table below is an analysis of our health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase (Decrease)
	2010		2009
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$36,131		$46,406		$(10,275)	(22)
Medicare Supplement	201,735		201,023		712	0

	237,866	40	247,429	39	(9,563)	(4)
Liberty National Exclusive Agency
Limited-benefit plans	153,104		187,724		(34,620)	(18)
Medicare Supplement	99,521		110,591		(11,070)	(10)

	252,625	43	298,315	47	(45,690)	(15)
American Income Exclusive Agency
Limited-benefit plans	58,627		54,766		3,861	7
Medicare Supplement	696		834		(138)	(17)

	59,323	10	55,600	9	3,723	7
Direct Response
Limited-benefit plans	307		337		(30)	(9)
Medicare Supplement	40,509		34,434		6,075	18

	40,816	7	34,771	5	6,045	17
Total Health Premium (Before Part D)
Limited-benefit plans	248,169	42	289,233	45	(41,064)	(14)
Medicare Supplement	342,461	58	346,882	55	(4,421)	(1)

Total (Before Part D)	590,630	100	636,115	100	(45,485)	(7)

Medicare Part D*	157,727		138,954		18,773	14

Total Health Premium*	$748,357		$775,069		$(26,712)	(3)

*	Total Medicare Part D premium and health premium exclude the risk-sharing premiums of $1.2 million in 2010 and $1.3 million in 2009 received from the Centers for Medicare and Medicaid Services consistent with the Medicare Part D contract. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.

Presented below is a table of health net sales by distribution method.

Health Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase (Decrease)
	2010		2009
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$4,406		$10,202		$(5,796)	(57)
Medicare Supplement	14,814		10,539		4,275	41

	19,220	43	20,741	36	(1,521)	(7)
United American Branch Office Agency
Limited-benefit plans	3,093		11,600		(8,507)	(73)
Medicare Supplement	2,879		3,410		(531)	(16)

	5,972	13	15,010	26	(9,038)	(60)
Liberty National Exclusive Agency
Limited-benefit plans	4,828		9,417		(4,589)	(49)
Medicare Supplement	44		61		(17)	(28)

	4,872	11	9,478	16	(4,606)	(49)
American Income Exclusive Agency
Limited-benefit plans	10,241		9,761		480	5
Medicare Supplement	0		0		0	0

	10,241	23	9,761	17	480	5
Direct Response
Limited-benefit plans	536		636		(100)	(16)
Medicare Supplement	3,832		2,294		1,538	67

	4,368	10	2,930	5	1,438	49
Total Net Sales (Before Part D)
Limited-benefit plans	23,104	52	41,616	72	(18,512)	(44)
Medicare Supplement	21,569	48	16,304	28	5,265	32

Total (Before Part D)	44,673	100	57,920	100	(13,247)	(23)

Medicare Part D*	24,725		15,546		9,179	59

Total Net Sales*	$69,398		$73,466		$(4,068)	(6)

*	Net sales for Medicare Part D represents only new first-time enrollees.

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase (Decrease)
	2010		2009
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$4,696		$9,225		$(4,529)	(49)
Medicare Supplement	21,182		10,649		10,533	99

	25,878	46	19,874	33	6,004	30
Liberty National Exclusive Agency
Limited-benefit plans	10,017		23,293		(13,276)	(57)
Medicare Supplement	2,756		3,870		(1,114)	(29)

	12,773	23	27,163	46	(14,390)	(53)
American Income Exclusive Agency
Limited-benefit plans	10,757		9,515		1,242	13
Medicare Supplement	0		0		0	0

	10,757	19	9,515	16	1,242	13
Direct Response
Limited-benefit plans	385		264		121	46
Medicare Supplement	6,651		2,721		3,930	144

	7,036	12	2,985	5	4,051	136
Total First-Year Collected Premium (Before Part D)
Limited-benefit plans	25,855	46	42,297	71	(16,442)	(39)
Medicare Supplement	30,589	54	17,240	29	13,349	77

Total (Before Part D)	56,444	100	59,537	100	(3,093)	(5)

Medicare Part D*	36,439		19,774		16,665	84

Total First-Year Collected Premium*	$92,883		$79,311		$13,572	17

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

Health insurance, excluding Medicare Part D. As noted under the caption Life Insurance, we have emphasized life insurance sales relative to health, due to life’s superior margins and its greater contribution to excess investment income. Agent turnover has increased as lower premium, lower margin products offered by competitors have provided agents with products that are easier to sell. Turnover has also increased due to the Company’s decision to deemphasize the marketing of certain limited-benefit products. Declines in these agent counts have resulted in lower net sales, which in turn have pressured premium growth. Health premium, excluding Part D premium, fell 7% to $591 million in the 2010 period. Medicare Supplement premium declined 1% to $342 million, while other limited-benefit health premium dropped 14% to $248 million. Medicare Supplement provides Torchmark with the greatest amount of health premium, representing 58% of non-Part D health premium for the 2010 period.

While net sales of our limited-benefit products have been stronger in recent years than our Medicare Supplement plans, Medicare Supplement net sales were stronger in the 2010 period. Medicare Supplement net sales increased 32% or $5 million in 2010. Both the UA Independent Agency and the Direct Response unit significantly increased Medicare Supplement sales in 2010. The increases in net sales involved group Medicare Supplement business, in which sales fluctuate from period to period. We do not expect that these increases necessarily indicate a trend. Additionally, these increases were more than offset by a 44% or $19 million decline in the net sales of limited-benefit plans, resulting in a 23% decline in total health net sales. Health first-year collected premium declined 5%.

The alignment of the UA Branch Office Agency with the Liberty National Exclusive Agency, as previously mentioned under the caption Life Insurance, has resulted in this combined agency being Torchmark’s largest in terms of health premium. This agency represented 43% of all non-Part D health premium at $253 million. The UA Branch has historically been Torchmark’s largest health distributor, marketing limited-benefit health products and Medicare Supplements. Liberty also markets limited-benefit products, concentrating on cancer insurance. Health premium income in the combined agency declined 15% from prior year premium of $298 million. First-year collected premium fell 53% to $13 million. As noted earlier, increased competition in the health insurance market and the Company’s decision to deemphasize the sale of certain limited-benefit health products has caused declines in agent counts and thus decreased new sales, translating into declines in premium. Sales of these products were discontinued in September, 2010. The UA Branch Office net sales for the period declined 60% compared with the prior year from $15 million to $6 million (of which $3 million was for sales of Liberty National products). As discussed under the caption Life Insurance, the UA Branch Office agent count fell 28% to 645 from a year earlier, negatively impacting net sales and premium growth. Also discussed under the Life Insurance caption are efforts designed to strengthen this agency. The count for this agency stabilized from the June 30, 2010 count of 646.

The Liberty Agency’s health net sales fell 49% to $5 million in 2010 on sales of limited-benefit health products, primarily cancer. This decrease was due in part to agent compensation changes made in 2010 which limited the amount of health sales that could be used to qualify for agent production bonuses. Liberty’s net sales as a portion of total non-Part D health net sales declined from 16% in 2009 to 11%.

The UA Independent Agency consists of independent agencies appointed with Torchmark who also sell for other companies. The UA Independent Agency was Torchmark’s highest producer of health net sales in 2010, with net sales of $19 million, representing 43% of Torchmark’s non-Part D health sales. Net sales of Medicare Supplement products rose 41% to $15 million. This agency is Torchmark’s largest producer of Medicare Supplement insurance, with Medicare Supplement premium of $202 million in 2010, representing approximately 59% of all Torchmark Medicare Supplement premium. However, total health premium for this Agency declined 4% over the prior year to $238 million.

Other agencies. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 17% of health premium excluding Part D in 2010 and 14% in 2009. The American Income Exclusive Agency markets a variety of limited-benefit plans, primarily accident. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response is also involved in marketing Medicare Part D. American Income’s net health sales rose 5% to $10 million in 2010 and Direct Response’s health net sales rose 49% to $4 million. The Medicare Supplements sold by Direct Response fluctuate from period to period.

Medicare Part D. Coverage under Torchmark’s Medicare Part D prescription drug plan for Medicare beneficiaries is marketed through our UA Independent Agency and our Direct Response unit. As described in Note H—Business Segments, we report our Medicare Part D business for segment analysis purposes as we view the business, in which expected full-year benefits are matched with the related premium income which is received evenly throughout the policy year. At this time, we have expensed benefits based on our expected benefit ratio of approximately 84% for the entire 2010 contract year. This ratio was 82% for the full year 2009. The 2010 benefit ratio could change as experience emerges. In 2010, we do not expect to benefit as much from annual settlements under the government risk-sharing program as we have in prior years. We describe the differences between the segment analysis and the GAAP operating results in Note H. Due to the design of the Medicare prescription drug product, claims are expected to be heaviest early in the calendar year. Management believes that the use of the full-year loss ratio is an appropriate measure for interim results, and also that these reporting differences will arise only on an interim basis and will be eliminated at the end of a full year, as they were in the full year of 2009.

Medicare Part D premium was $158 million in 2010, compared with $139 million in 2009, after removal of the risk-sharing adjustment in both periods. This represents an increase in premium of 14%. Medicare Part D underwriting results are presented in the following chart. The adjustments which reconcile Part D results in accordance with our health segment analysis to Part D GAAP results are presented in the charts in Note H—Business Segments.

Medicare Part D

Summary of Medicare Part D Results

(Dollar amounts in thousands)

	Nine months ended September 30,
	2010		2009
	Per Segment Analysis	GAAP	Per Segment Analysis	GAAP
Insurance underwriting income before other income and administrative expense	$15,764	$8,759	$15,363	$5,169

The number of enrollees in our Medicare Part D coverage has been relatively constant, as most eligible enrollees chose a carrier when the Part D program was initiated. However, group sales have been increasing and the proportion of enrollees with the group coverage increased from 7% in September, 2009 to 13% in September, 2010. Additionally, as this is a government-sponsored program, we believe that regulatory changes could alter the outlook for this market.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Nine months ended September 30, 2010
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$590,630	100	$157,727	100	$748,357	100
Net policy obligations	348,945	59	133,231	84	482,176	64
Commissions and acquisition expense	131,371	22	8,732	6	140,103	19

Insurance underwriting income before other income and administrative expense	$110,314	19	$15,764	10	$126,078	17

	Nine months ended September 30, 2009
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$636,115	100	$138,954	100	$775,069	100
Net policy obligations	376,399	59	114,980	83	491,379	63
Commissions and acquisition expense	144,918	23	8,611	6	153,529	20

Insurance underwriting income before other income and administrative expense	$114,798	18	$15,363	11	$130,161	17

*	Health other than Medicare Part D.

Underwriting income for health insurance declined 3% or $4 million to $126 million. Total health premium also fell 3% to $748 million. As a percentage of health premium, underwriting margins were steady at 17%.

Annuities, comparing the first nine months of 2010 with the first nine months of 2009. As described in Note G – Discontinued Operations, we have entered into an agreement to sell United Investors. United Investors is our carrier of variable annuities and a primary carrier of fixed annuities. As a result of the sales, we will be disposing of 37% of our annuity deposit balances at September 30, 2010, including all variable annuities. For this reason, annuities will be an insignificant portion of our business and our marketing strategy after the sale.

Operating expenses, comparing the first nine months of 2010 with the first nine months of 2009. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Nine months ended September 30,
	2010		2009
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$53,459	2.7	$55,111	2.8
Other employee costs	25,950	1.3	20,689	1.1
Other administrative costs	29,936	1.5	29,583	1.5
Legal expense—insurance	3,824	0.2	6,494	0.3
Medicare Part D direct administrative expense	1,753	0.1	1,710	0.1

Total insurance administrative expenses	114,922	5.8	113,587	5.8

Parent company expense	7,128		7,002
Stock compensation expense	9,070		7,636
Loss on company-occupied property	0		355

Total operating expenses, per
Consolidated Statements of Operations	$131,120		$128,580

Insurance administrative expenses:
Increase (decrease) over prior year	1.2%		(0.3)%
Total operating expenses:
Increase (decrease) over prior year	2.0%		(3.1)%

Insurance administrative expenses increased 1% when compared with the prior year period. As a percentage of premium, they were stable at 5.8%. The increase was primarily caused by an increase in other employee costs, primarily as a result of increased costs for employee health benefits. Partially offsetting the increase in employee costs was a decline in legal costs, as we favorably settled certain previously reserved litigation during the 2010 period. Lower employee compensation was also a factor. Stock compensation cost also rose during the period. Stock compensation expense relates to both restricted stock and option grants. Restricted stock expense is based on the value of the stock at the time of grant and option expense is based on the Black Scholes model. The increased value of Torchmark stock in 2010 caused the value assigned to the restricted stock grants to be higher, thus increasing expense. Both increased share value and increased share price volatility resulted in an increase in option prices in accordance with the Black Scholes formula, even though the number of stock and stock option grants was not significantly changed from the prior year.

Investments (excess investment income), comparing the first nine months of 2010 with the first nine months of 2009. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note H—Business Segments in the Notes to the Consolidated Financial Statements. It is defined as net investment income less the interest credited to net policy liabilities and the interest cost associated with capital funding or “financing costs.” We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $4.2 billion of cash flow to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted share.

Excess Investment Income

Excluding Discontinued Operations - UILIC

(Dollar amounts in thousands)

	Nine months ended September 30,		Increase (Decrease)
	2010	2009	Amount	%
Net investment income *	$509,862	$473,424	$36,438	8

Required interest on net insurance policy liabilities	232,383	212,097	20,286	10
Financing costs:
Interest on funded debt	54,531	45,855	8,676	19
Interest on short-term debt	1,810	4,870	(3,060)	(63)

Total financing costs	56,341	50,725	5,616	11

Excess investment income	$221,138	$210,602	$10,536	5

Excess investment income per diluted share	$2.68	$2.53	$0.15	6

Mean invested assets (at amortized cost)	$10,765,199	$9,868,624	$896,575	9
Average net insurance policy liabilities **	5,686,410	5,215,484	470,926	9
Average debt and preferred securities (at amortized cost)	1,106,037	1,102,204	3,833	0

*	Net investment income per Torchmark’s segment analysis does not agree with Net investment income per the Consolidated Statements of Operations because management views our Trust Preferred Securities as consolidated debt, as presented in the Reconciliation in Note H—Business Segments .
**	Removes the effect of interest rate fluctuations in financial markets on net insurance policy liabilities.

As shown in the above table, excess investment income for the 2010 period increased 5% to $221 million. On a per-share basis, excess investment income increased 6% from $2.53 to $2.68. The per-share increase exceeded the growth in excess investment income as a result of share purchases during 2010. The largest component of excess investment income is net investment income, which rose 8% to $510 million. Growth in net investment income lagged the 9% growth in average invested assets (at amortized cost) year over year. Yields on new investments made in the low-interest rate environment of recent periods have been lower than the yields on securities that matured or were otherwise disposed of.

Required interest on net insurance policy liabilities increased 10% to $232 million, offsetting the increase in excess investment income. The increase in required interest correlates with a 9% change in average net interest-bearing insurance policy liabilities.

Financing costs rose 11% to $56 million, primarily due to the issuance of the $300 million 9 1/4% Senior Notes at the end of the second quarter of 2009. While this debt replaced $99 million 8 1/4% Senior Debentures which matured in the third quarter of 2009, these transactions resulted in a net increase in interest on funded debt of $9 million or 19%. Short-term interest expense declined 63% as short-term borrowing rates and the average amount of short-term debt outstanding declined significantly over the prior year. More information concerning short-term debt can be found in the Liquidity section of this report under the caption Short-term borrowings.

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

Investments (acquisitions), comparing the first nine months of 2010 with the first nine months of 2009. Torchmark’s investment policy calls for investing almost exclusively in fixed maturities that are investment-grade and meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows are generally stable and predictable. If such longer-term securities do not meet our quality and yield objectives, new money is invested in shorter-term fixed maturities.

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

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the nine months ended September 30,
	2010	2009
Cost of acquisitions:
Investment-grade corporate securities	$1,247	$927
Taxable municipals	119	414
Other	33	16

Total fixed-maturity acquisitions	$1,399	$1,357

Effective annual yield *	5.91%	6.68%
Average life, in years to:
Next call	23.6	15.1
Maturity	25.5	19.7
Average rating	A-	A

*	One-year compounded yield on a tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

During the first nine months of 2010, we acquired $1.40 billion of fixed maturities with an average effective yield of 5.91% and an average rating of A-. This compares with $1.36 billion of fixed maturities with an average yield of 6.68% and an average rating of A acquired during the same period of 2009. We acquired primarily corporate bonds in both periods. These securities spanned a diversified range of issuers, industry sectors, geographical regions, and were all investment-grade securities. We also acquired a number of taxable municipal bonds, primarily Build America Bonds authorized by the American Recovery and Retirement Act of 2009.

Investments (portfolio composition). The composition of the investment portfolio at book value on September 30, 2010 was as follows:

Invested Assets At September 30, 2010

(Dollar amounts in millions)

	Amount	% of Total
Fixed maturities (at amortized cost)	$10,393	95
Equities (at cost)	15	0
Mortgage loans	15	0
Investment real estate	2	0
Policy loans	371	4
Other long-term investments	25	0
Short-term investments	120	1

Total	$10,941	100

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

Fixed Maturities. The following table summarizes certain information about our fixed-maturity portfolio by component at September 30, 2010:

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					at Amortized Cost	at Fair Value

Corporates	$7,710	$739	$(165)	$8,284	74	76
Redeemable preferred stock	1,349	41	(74)	1,316	13	12
Municipals	1,132	62	(4)	1,190	11	11
Government-sponsored enterprises	57	3	0	60	1	1
Governments & agencies	36	2	0	38	0	0
Residential mortgage-backed*	16	2	0	18	0	0
Collateralized debt obligations	56	0	(37)	19	1	0
Other asset-backed securities	37	3	0	40	0	0

Total fixed maturities	$10,393	$852	$(280)	$10,965	100	100

*	Includes GNMA’s

At September 30, 2010, fixed maturities had a fair value of $11.0 billion, compared with $9.1 billion at December 31, 2009. The fixed maturity portfolio improved from an unrealized loss of $455 million at December 31, 2009 to an unrealized gain of $572 million at September 30, 2010. The majority of fixed maturity investments are in corporate securities. Approximately 1% of the assets at amortized cost was residential mortgage-backed securities, other asset-backed securities, and collateralized debt obligations (CDOs).

Investments in fixed maturity securities are diversified over a wide range of industry sectors. The following table summarizes certain information about our fixed-maturity portfolio by sector at September 30, 2010:

Fixed Maturities by Sector

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					Amortized Cost	Fair Value
Financial - Life/Health/PC Insurance	$1,683	$63	$(90)	$1,656	16%	15%
Financial - Bank	1,522	62	(56)	1,528	15	14
Financial - Financial Guarantor	79	0	(25)	54	1	0
Financial - Insurance Broker	47	1	(2)	46	0	0
Financial - Other	370	25	(24)	371	3	3
Utilities	1,547	192	(6)	1,733	15	16
Energy	1,063	113	(1)	1,175	10	11
Consumer, Non-cyclical	532	71	(4)	599	5	6
Consumer, Cyclical	309	19	(10)	318	3	3
Communications	464	46	(12)	498	4	5
Basic Materials	714	79	(1)	792	7	7
Transportation	261	39	0	300	3	3
Technology	77	27	0	104	1	1
Other Industrials	428	46	(8)	466	4	4
Asset-backed Securities	56	0	(37)	19	1	0
Mortgage-backed Securities	17	2	0	19	0	0
Government (US, municipal, and foreign)	1,224	67	(4)	1,287	12	12

Total fixed maturities	$10,393	$852	$(280)	$10,965	100%	100%

At September 30, 2010, approximately 35% of the fixed maturity assets at amortized cost (32% at fair value) were in the financial sector, including 16% in life and health or property casualty insurance companies and 15% in banks. Financial guarantors and mortgage insurers comprised 1% of the portfolio. After financials, the next largest sector was utilities, which comprised 15% of the portfolio at amortized cost. The balance of the portfolio is spread among 268 issuers in a wide variety of sectors.

At September 30, 2010, we had a net unrealized gain of $572 million, which consisted of gross unrealized gains of $852 million offset by $280 million of unrealized losses. This compares to a net unrealized loss of $455 million at December 31, 2009. The financial sector was in a net unrealized loss position of $47 million at September 30, 2010, offset by $619 million of net unrealized gains in other sectors. The financial sector’s unrealized loss was $453 million at December 31, 2009. We expect our investment in our impaired securities to be fully recoverable.

An analysis of the fixed-maturity portfolio at September 30, 2010 by a composite rating is shown in the table below.

Fixed Maturities by Rating

(Dollar amounts in millions)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$418	4	$433	4
AA	1,153	11	1,239	11
A	2,970	29	3,267	30
BBB+	1,871	18	2,036	19
BBB	1,992	19	2,119	19
BBB-	1,167	11	1,175	11

Investment grade	9,571	92	10,269	94
Below investment grade:
BB	478	5	436	4
B	209	2	170	1
Below B	135	1	90	1

Below investment grade	822	8	696	6

	$10,393	100	$10,965	100

Of the $10.4 billion of fixed maturities at September 30, 2010, $9.6 billion or 92% at amortized cost were investment grade with an average rating of A-. Below-investment -grade bonds were $822 million with an average rating of B+ and were 8% of fixed maturities compared with 8% at the end of 2009. Overall, the total portfolio was rated BBB+ based on amortized cost, as it was at the end of 2009. Our investment policy is to acquire only investment-grade obligations. Thus, any increases in below-investment-grade issues are a result of ratings downgrades of existing holdings. Our investment portfolio contains no commercial mortgage-backed securities or securities backed by sub-prime or Alt-A mortgages. We have no direct investments in residential mortgages, nor do we have any counterparty risks as we are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending. There are no off-balance sheet investments, as all investments are reported on our Consolidated Balance Sheets.

An analysis of the changes in our portfolio of below-investment grade bonds at amortized cost during the first nine months of 2010 is as follows:

(Dollar amounts in millions)

Balance as of December 31, 2009	$818
Downgrades by rating agencies	72
Upgrades by rating agencies	(34)
Disposals	(34)

Balance as of September 30, 2010	$822

While the amortized cost increased $4 million during the period, the fair value increased $117 million. Of the $72 million in downgrades, $57 million was attributable to holdings in banks in the financial sector.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At September 30, 2010	At December 31, 2009	At September 30, 2009
Average annual effective yield (1)	6.66%	6.80%	6.88%
Average life, in years, to:
Next call (2)	16.3	15.4	15.3
Maturity (2)	22.2	21.9	21.7
Effective duration to:
Next call (2), (3)	9.1	8.2	8.2
Maturity (2), (3)	11.1	10.2	10.1

(1)	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
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

Realized Gains and Losses, comparing the first nine months of 2010 with the first nine months of 2009. As discussed in Note H—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity for reasons generally beyond the control of management, resulting in realized gains or losses. For this reason, management removes the effects of such gains and losses when evaluating its overall core operating results.

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

Analysis of Realized Gains (Losses), Net of Tax

(Dollar amounts in thousands, except for per share data)

	Nine months ended September 30,
	2010		2009
	Amount	Per Share	Amount	Per Share
Fixed maturities and equities:
Investment sales	$(845)	$(0.01)	$6,772	$0.08
Investments called or tendered	9,395	0.11	1,400	0.02
Writedowns *	(1,113)	(0.01)	(78,512)	(0.95)
Loss on extinquishment of debt	(1,070)	(0.01)	(1)	0.00
Other	330	0.00	(194)	0.00

Total	$6,697	$0.08	$(70,535)	$(0.85)

*	Written down due to other-than-temporary impairment.

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

Parent Company liquidity. An important source of Parent Company liquidity is the dividends from the insurance subsidiaries noted above. These dividends are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent. In the first nine months of 2010, $282 million in dividends were paid to the Parent Company. For the full year 2010, dividends from the life insurance subsidiaries are expected to total approximately $371 million. After receiving distributions from non-life insurance subsidiaries, and after paying debt obligations, shareholder dividends, and other expenses (but before share repurchases), Torchmark expects to have excess operating cash flow (or free cash flow) for the full year of 2010 of approximately $268 million.

Additional sources of liquidity for the Parent Company are cash, intercompany receivables, and a line of credit facility. At September 30, 2010, the Parent Company had $46 million of cash and invested cash and $173 million of net intercompany receivables. The line of credit facility is discussed below under the caption “Short-term borrowings.”

Short-term borrowings. The line of credit facility is in place with a group of lenders and terminates on August 31, 2011. It allows unsecured borrowings and stand-by letters of credit up to $600 million. Up to $200 million in letters of credit can be issued against the facility. The line of credit is further designated as a back-up credit line for a commercial paper program under which we may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed $600 million, less any letters of credit issued. Interest is charged at variable rates. The facility has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreement, we are subject to certain covenants regarding capitalization and interest coverage with which we were in full compliance at September 30, 2010.

The following table presents certain information about our short-term borrowings, all of which was commercial paper at September 30, 2010 and December 31, 2009.

Short-term Borrowings - Commercial Paper

(Dollar amounts in millions)

	For the Three months ended September 30,		For the Nine months ended September 30,		At December 31,
	2010	2009	2010	2009	2009
At end of period:
Balance	$189.0	$233.5	$189.0	$233.5	$233.4
Daily-weighted average interest rate*	0.5%	0.7%	0.5%	0.7%	0.5
Letters of credit outstanding	$200.0	$200.0	$200.0	$200.0	$200.0
Remaining amount available under credit line	$211.0	$166.5	$211.0	$166.5	$166.6
Average balance outstanding during period:
Balance	$164.7	$233.3	$189.6	$256.6	N/A
Daily-weighted average interest rate*	0.4%	0.8%	0.4%	1.3%	N/A
Maximum daily amount outstanding during period	$189.0	$323.3	$234.7	$325.0	N/A

*	Annualized

There have been no difficulties in accessing the commercial paper market under this facility during the nine-month periods ending September 30, 2010 and 2009.

In summary, Torchmark expects to have readily available funds for the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries through internally generated cash flow and the credit facility. In the unlikely event that more liquidity is needed, the Company could generate additional funds through multiple sources including, but not limited to, the issuance of debt, an additional short-term credit facility, and intercompany borrowing.

Consolidated liquidity. Consolidated net cash inflows from operations were $745 million in the first nine months of 2010, compared with $589 million in the same period of 2009, an increase of 27%. During 2009, we paid out $53 million to buy back agent debit balances, which were purchased prior to 2009 by an unaffiliated financial institution. Without this transaction, cash flows from operations would have been $653 million in 2009 and the 2010 increase would have been 14%. In addition to cash inflows from operations, our companies have received $220 million in investment calls and tenders and $234 million of scheduled maturities or repayments during the 2010 nine months. Because of the anticipated sale of the subsidiary held for sale, we expect to receive approximately $338 million in additional cash as proceeds from the sale, net of transaction costs. As previously noted under the caption Parent Company Liquidity and under the sub caption Short-term borrowings, we have in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short term investments were $150 million at September 30, 2010, compared with $529 million at December 31, 2009 and $410 million at the end of September, 2009. In addition to these liquid assets, the entire $11.0 billion (fair value at September 30, 2010) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all of our fixed-income and equity securities are publicly traded. We generally expect to hold fixed-income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, investment maturities, and credit line availability make any need to sell securities for liquidity unlikely.

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

On a consolidated basis, Torchmark’s capital structure consists of short-term debt (comprised of the commercial paper outstanding discussed above), long-term funded debt, and shareholders’ equity. The outstanding long-term debt at book value, including our Junior Subordinated Debentures, was $913 million at September 30, 2010, compared with $920 million at December 31, 2009. During the second quarter of 2010, we acquired $7.4 million par value of our 9 1/4% Senior Notes ($7.3 million book value) at a cost of $8.9 million, resulting in a pre-tax loss of $1.6 million ($1.1 million after tax). An analysis of long-term debt issues outstanding is as follows at September 30, 2010.

Long Term Debt at September 30, 2010

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Notes	2013	7 3/8%	$94.1	$93.7	$106.0
Senior Notes	2016	6 3/8	250.0	247.4	284.0
Senior Notes	2019	9 1/4	292.6	289.3	384.6
Notes	2023	7 7/8	165.6	163.2	199.0
Issue expenses (1)				(4.2)

Total long-term debt			802.3	789.4	973.6
Junior Subordinated Debentures (2)	2046	7.1	123.7	123.7	122.2	(3)

Total			$926.0	$913.1	$1,095.8

(1)	Unamortized issue expenses related to Torchmark’s Trust Preferred Securities.
(2)	Included in “Due to Affiliates” in accordance with accounting regulations.
(3)	Market value of the 7.1% Trust Preferred Securities, par value $120 million, which are obligations of an unconsolidated trust. unconsolidated trust.

Shareholders’ equity was $4.3 billion at September 30, 2010. This compares with $3.4 billion at December 31, 2009 and $3.3 billion at September 30, 2009. During the twelve months since September 30, 2009, shareholders’ equity has been increased by unrealized gains of $633 million after tax in the fixed maturity portfolio, as financial markets have improved over this period of time.

As previously noted under the caption Highlights in this report, we reactivated our share repurchase program during the first quarter of 2010. Under this program, we acquired 2.7 million of our outstanding common shares during the first nine months of 2010 at a cost of $141 million ($51.57 per share). These share purchases were made with excess cash flow.

We are required by GAAP to revalue our available-for-sale fixed-maturity portfolio to fair market value at the end of each accounting period. These changes, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity.

While GAAP requires our fixed maturity assets to be revalued, it does not permit interest-bearing insurance policy liabilities supported by those assets to be valued at fair value in a consistent manner, with changes in value applied directly to shareholders’ equity. However, due to the size of both the investment portfolio and our policy liabilities, this inconsistency in measurement can have a material impact on shareholders’ equity. Because of the long-term nature of our fixed maturities and liabilities and the strong cash flows generated by our insurance subsidiaries, we have the intent and ability to hold our securities to maturity. As such, we do not expect to incur realized losses due to fluctuations in market value of fixed maturities caused by interest rate changes and temporarily illiquid markets. Accordingly, management removes the effect of this rule when analyzing Torchmark’s balance sheet, capital structure, and financial ratios in order to provide a more consistent and meaningful portrayal of the Company’s financial position from period to period.

The following table presents selected data related to capital resources. Additionally, the table presents the effect of this GAAP requirement on relevant line items, so that investors and other financial statement users may determine its impact on our capital structure.

Selected Financial Data

	At September 30, 2010		At December 31, 2009		At September 30, 2009
	GAAP	Effect of Accounting Rule Requiring Revaluation *	GAAP	Effect of Accounting Rule Requiring Revaluation *	GAAP	Effect of Accounting Rule Requiring Revaluation *
Fixed maturities (millions)	$10,965	$572	$9,104	$(455)	$8,473	$(402)
Deferred acquisition costs (millions) **	3,356	(21)	3,320	20	3,278	20
Assets of discontinued operations	1,646	52	1,657	7	1,649	12
Total assets (millions)	17,716	603	16,024	(428)	15,850	(370)
Short-term debt (millions)	189	0	233	0	233	0
Long-term debt (millions)	913	0	920	0	920	0
Shareholders’ equity (millions)	4,268	392	3,399	(278)	3,315	(241)

Book value per diluted share	52.77	4.85	40.87	(3.35)	39.92	(2.90)
Debt to capitalization ***	20.5%	(1.6)%	25.3%	1.5%	25.8%	1.3%

Diluted shares outstanding (thousands)	80,877		83,159		83,039
Actual shares outstanding (thousands)	80,198		82,841		82,784

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1, formerly SFAS 115.
**	Includes the value of insurance purchased.
***	Torchmark’s debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

Interest coverage was 11.0 times in the 2010 nine months, compared with 9.2 times in the 2009 period. Interest coverage is computed by dividing interest expense into the sum of pretax income and interest expense.

Impact of Health Care Legislation

In the first quarter of 2010, Congress passed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the Act). We are in the process of monitoring regulations as they are developed by the various federal and state regulatory authorities. At this time, we believe that the majority of our health products will not be affected by the legislation. However, there are a small number of products that we believe are affected by the Act, representing approximately 1.5% of total sales in the first three quarters of 2010 and just over 3% of total premium in force at September 30, 2010. Per interim regulations, these products will be under unacceptable loss ratio mandates, will require the removal of certain benefit limitations, and will require the addition of certain benefits. We do not believe that the impact of the Act on sales or results for these products will be material to our operations as a whole. The sale of these products was discontinued in September, 2010. With respect to the aspects of the Act concerning employee healthcare, compensation, and tax withholding, we expect a considerable increase in recordkeeping, but no substantial change in our benefit programs or increases in administrative or employee healthcare costs.

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

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended September 30, 2010.

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

As of the end of the fiscal quarter completed September 30, 2010, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended September 30, 2010, there have not been any significant changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

On June 3, 2009, the Florida Office of Insurance Regulation issued an order to Liberty National to show cause why the Florida Office should not issue a final order suspending or revoking Liberty National’s certificate of authority to do insurance business in the State of Florida. The order asserted that Liberty National has engaged in alleged unfair trade practices in violation of Florida law through past underwriting practices used by Liberty National with regard to insurance applications submitted by persons who live in the United States but who were not U.S. citizens and persons traveling to certain foreign countries. Liberty National denies the allegations made by the Florida Office. Liberty National has responded to the Florida Office’s order in a timely manner and the matter was transmitted to the Division of Administrative Hearings on July 10, 2009. The matter was assigned to an administrative law judge and was set for hearing commencing on February 1, 2010. On January 21, 2010, the Florida Office filed a motion for continuance which was granted and the hearing in the Florida Department of Administrative Hearings was held June 7-11, 2010. Each of the parties submitted proposed orders to the Administrative Law Judge on August 18, 2010 for her review. The Administrative Law Judge will issue a final order and transmit it to the Florida Office.

Item 1A.	Risk Factors

Torchmark has had no material changes to its risk factors.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2010	675,411		$48.96		675,411
August 1-31, 2010	165,013	(1)	52.03	(1)	163,000
September 1-30, 2010	545,000		53.97		545,000

(1)	Includes 2,013 shares previously held as restricted stock which were automatically forfeited to the Company by a former director upon that director’s retirement from the Board of Directors. The shares were forfeited as the unintended result of inconsistent provisions in the compensation plan pursuant to which they were originally awarded. The director was therefore compensated by a one-time special retirement payment of $153,030.

At its February 25, 2010 meeting, the Board of Directors reactivated the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board determines to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.

Item 6.	Exhibits

(a)	Exhibits

(11)	Statement re Computation of Per Share Earnings

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Mark S. McAndrew

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

(32.1)	Section 1350 Certification by Mark S. McAndrew and Gary L. Coleman

(101)	Interactive Data Files for the Torchmark Corporation Form 10Q for the periods ended September 30, 2010

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: November 4, 2010	/s/ Mark S. McAndrew
Mark S. McAndrew
Chairman and Chief Executive Officer

Date: November 4, 2010	/s/ Gary L. Coleman
Gary L. Coleman, Executive Vice
President and Chief Financial Officer