Form 10-K
period 2010-12-31
TORCHMARK CORP
filed 2011-02-28
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐      No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,034,779,525 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2011
Common Stock, $1.00 par value per share	77,923,280 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2011 (Proxy Statement)	Part III

TORCHMARK CORPORATION

PART I

Item 1.    Business

Torchmark Corporation (Torchmark) is an insurance holding company incorporated in Delaware in 1979. Its primary subsidiaries are American Income Life Insurance Company (American Income), Liberty National Life Insurance Company (Liberty), Globe Life And Accident Insurance Company (Globe), and United American Insurance Company (United American).

Torchmark’s website is: www.torchmarkcorp.com. Torchmark makes available free of charge through its website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission.

The following table presents Torchmark’s business by primary marketing distribution method.

Primary Distribution Method	Company	Products and Target Markets	Distribution

Direct Response	Globe Life And Accident Insurance Company Oklahoma City, Oklahoma	Individual life and supplemental health insurance including juvenile and senior life coverage, Medicare Supplement, and Medicare Part D marketed to middle-income Americans.	Direct response, mail, television, magazine; nationwide.

Liberty National Exclusive Agency	Liberty National Life Insurance Company McKinney, Texas	Individual life and supplemental health insurance marketed to middle-income families.	2,001 producing agents; 153 branch offices.

American Income Exclusive Agency	American Income Life Insurance Company Waco, Texas	Individual life and supplemental health insurance marketed to union and credit union members.	3,912 producing agents in the U.S., Canada, and New Zealand.

United American Independent Agency	United American Insurance Company McKinney, Texas	Limited-benefit supplemental health coverage to people under age 65, Medicare Supplement and Medicare Part D coverage to Medicare beneficiaries and, to a lesser extent, life insurance.	1,406 independent producing agents in the U.S. and Canada.

Additional information concerning industry segments may be found in Management’s Discussion and Analysis and in Note 14—Business Segments in the Notes to the Consolidated Financial Statements.

Insurance

Life Insurance

Torchmark’s insurance subsidiaries write a variety of nonparticipating ordinary life insurance products. These include traditional and interest sensitive whole-life insurance, term life insurance, and other life insurance. The following table presents selected information about Torchmark’s life products.

	Annualized Premium in Force (Amounts in thousands)
	2010	2009	2008
Whole life:
Traditional	$1,115,777	$1,077,347	$1,036,757
Interest-sensitive	76,248	80,229	84,112
Term	499,814	483,064	459,027
Other	61,207	53,762	45,653

	$1,753,046	$1,694,402	$1,625,549

The distribution methods for life insurance products include sales by direct response, exclusive agents and independent agents. These methods are described in more depth in the Distribution Method chart earlier in this report. The following table presents life annualized premium in force by distribution method.

	Annualized Premium in Force (Amounts in thousands)
	2010	2009	2008
Direct response	$602,593	$578,223	$553,740
Exclusive Agents:
American Income	596,583	549,540	494,191
Liberty National	310,475	317,413	322,179
Independent Agents:
United American	24,726	27,740	30,998
Other	218,669	221,486	224,441

	$1,753,046	$1,694,402	$1,625,549

Health Insurance

Torchmark offers supplemental limited-benefit health insurance products that include primarily cancer and accident plans. These policies are designed to supplement health coverage that applicants already own. Medicare Supplements are also offered to enrollees in the traditional fee-for-service Medicare program. Medicare Supplement plans are standardized by federal regulation and are designed to pay deductibles and co-payments not paid by Medicare. We also offer Medicare Part D prescription drug insurance.

The following table presents supplemental health annualized premium in force information for the three years ended December 31, 2010 by product category.

	Annualized Premium in Force (Amounts in thousands)
	2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Medicare Supplement	$461,386	47	$474,987	46	$484,761	44
Limited-benefit plans	308,899	32	354,254	35	432,579	39
Medicare Part D	203,340	21	197,319	19	181,009	17

Total Health	$973,625	100	$1,026,560	100	$1,098,349	100

The number of health policies in force (excluding Medicare Part D) was 1.57 million, 1.66 million, and 1.54 million at December 31, 2010, 2009, and 2008, respectively. Medicare Part D enrollees at December 31, 2010 were approximately 144 thousand to begin the 2011 plan year.

The following table presents supplemental health annualized premium in force for the three years ended December 31, 2010 by marketing (distribution) method.

	Annualized Premium in Force (Amounts in thousands)
	2010	2009	2008
Direct response	$57,014	$55,108	$48,105
Exclusive agents:
Liberty National	316,839	365,027	448,264
American Income	74,049	71,836	67,560
Independent agents:
United American	322,383	337,270	353,411

	770,285	829,241	917,340
Medicare Part D	203,340	197,319	181,009

	$973,625	$1,026,560	$1,098,349

Annuities

Annuity products offered include single-premium and flexible-premium deferred annuities. Annuities in each of the three years ending December 31, 2010 comprised less than 1% of premium.

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

Investments

The nature, quality, and percentage mix of insurance company investments are regulated by state laws. The investments of Torchmark insurance subsidiaries consist predominantly of high-quality, investment-grade securities. Fixed maturities represented 94% of total investments at fair value at December 31, 2010. (See Note 4—Investments in the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis.)

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

Personnel

At the end of 2010, Torchmark had 2,224 employees and 1,067 licensed employees under sales contracts.

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

Variations in expected to actual rates of mortality, morbidity, and persistency could negatively affect our results of operations and financial condition.    We establish a liability for our policy reserves to pay future policyholder benefits and claims. These reserves do not represent an exact calculation of liability, but rather are actuarial estimates based on models that include many assumptions and projections which are inherently uncertain. The reserve computations involve the exercise of significant judgment with respect to levels of mortality, morbidity, and persistency as well as the timing of premium and benefit payments. Even though our actuaries continually test expected-to-actual results, actual levels that occur may differ significantly from the levels assumed when premium rates were first set. Accordingly, we cannot determine with precision the ultimate amounts of claims or benefits that we will pay or the timing of such payments. Significant variations from the levels assumed when policy reserves are first set could negatively affect our profit margins and income.

A ratings downgrade or other negative action by a rating agency could materially and negatively affect our business, financial condition and results of operations.    Various rating agencies review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in our insurance products, our ability to market these products and our competitive position. A downgrade or other negative action by a rating agency with respect to the financial strength ratings of our insurance subsidiaries could negatively affect us in many ways, including the following: limiting or restricting the ability of our insurance subsidiaries to pay dividends to us and adversely affecting our ability to sell insurance products through our independent agencies.

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

Difficulties in the business of particular issuers or in industries in which we hold investments could cause significant downgrades, delinquencies and defaults in our investment portfolio, potentially resulting in lower net investment income and increased realized and unrealized investment losses.    Difficult conditions in U.S. capital markets in recent periods caused a notable increase in the troubled status of businesses in which we hold investments. If difficulties within these businesses and industries increase, there could be deferrals and defaults on amounts owed to us. If conditions in the capital markets worsen, we could experience credit downgrades or default events within our investment portfolio.

A default by an issuer could result in a significant other-than-temporary impairment of that investment, causing us to write the investment down and take a charge against net income. The risk of default is higher for bonds with longer-term maturities, which we acquire in order to match our long-term insurance obligations. We attempt to reduce this risk by purchasing only investment grade securities and by carefully evaluating an issuer before entering into an investment. Also, while we have invested in a broad array of industries and issuers in order to attempt to maintain a highly diversified portfolio, a significant amount of our investments is in banks, insurance companies, and other financial institutions, which have experienced an increased level of downgrades in recent years. Moreover, we cannot be assured that any particular issuer, regardless of industry, will be able to make required interest and principal payments, on a timely basis or at all. Material other-than-temporary impairments could reduce our statutory surplus, leading to lower risk-based capital ratios, potential downgrades of our ratings by rating agencies and a potential reduction of future dividend capacity from our insurance subsidiaries. While we intend to hold our investments until maturity, a severe increase in defaults could cause us to suffer a significant decrease in investment income or principal repayments, resulting in substantial realized losses from the writedowns of impaired investments. Current net income would be negatively impacted by the writedowns, and prospective net income would be adversely impacted by the loss of future interest income.

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

The principal sources of our insurance subsidiaries’ liquidity are insurance premiums, as well as investment income, maturities, repayments, and other cash flow from our investment portfolio. Our insurance subsidiaries are subject to various state statutory and regulatory restrictions applicable to insurance companies that limit the amount of cash dividends, loans, and advances that those subsidiaries may pay to us, including laws establishing minimum solvency and liquidity thresholds. For example, in the states where our companies are domiciled, an insurance company generally may pay dividends only out of its unassigned surplus as reflected in its statutory financial statements filed in that state. Additionally, dividends paid by insurance subsidiaries are generally limited to the greater of prior year statutory net income, excluding capital gains, on an annual noncumulative basis or 10% of prior year statutory surplus without regulatory approval. Accordingly, a disruption in our insurance subsidiaries’ operations could reduce their capital or cash flow and, as a result, limit or disallow payment of dividends to us, a principal source of our cash flow.

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

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or access capital, as well as affect our cost of capital.    The capital and credit markets have recently experienced extreme instability and disruption for an extended period of time. In some cases, the markets exerted downward pressure on the availability of liquidity and credit capacity for certain industries and issuers. Additionally, should credit spreads widen again in the future, the interest rate we must pay on any new debt obligation we may issue could increase, and our net income could be reduced. If the credit and capital markets were to experience significant disruption, uncertainty, and instability, these conditions could adversely affect our access to capital. Such market conditions may limit our ability to replace maturing liabilities (in a timely manner or at all) and/or access the capital necessary to grow our business.

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

Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Record and Consumer Protection Act of 2010 establishes a Federal Insurance Office (FIO), whose duties have not yet been defined, within the Department of the Treasury and the Patient Protection Affordable Care Act created the Center for Consumer Information and Insurance Oversight (CCIIO), originally established under the Department of Health and Human Services and subsequently transferred to the Centers for Medicare and Medicaid Services (CMS). The creation of these insurance regulatory offices may indicate that the federal government intends to play a larger role in the regulation of the insurance industry. We cannot predict what impact, if any, the FIO and CCIIO, as well as any other proposals for federal regulation of insurance could have on our business, results of operations, or financial condition.

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

The extent of losses from a catastrophe is a function of both the total number of policyholders in the area affected by the event and the severity of the event. Pandemics, hurricanes, earthquakes, and man-

made catastrophes, including terrorism and war, may produce significant claims in larger areas, especially those that are heavily populated. Claims resulting from natural or man-made catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition.

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

Item 1B.    Unresolved Staff Comments

As of December 31, 2010, Torchmark had no unresolved staff comments.

Item 2.    Properties

Torchmark, through its subsidiaries, owns or leases buildings that are used in the normal course of business. Torchmark owns and occupies a 290,000 square foot facility located in McKinney, Texas (a north Dallas suburb). This facility is Torchmark’s corporate headquarters and also houses the operations of United American.

Liberty owns a 487,000 square foot building in Birmingham, Alabama which until 2010 served as Liberty’s home office. During 2010, Liberty vacated this building and currently operates its home office activities out of a 34,000 square foot facility leased in a Birmingham suburb. Approximately 15,000 square feet of storage space has also been leased near the new home office facility. Liberty also operates from 4 company-owned district offices used for agency sales personnel. Liberty is currently in the process of selling its remaining company-owned office buildings, including its former home office building, opting instead to operate from leased facilities.

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

As previously disclosed in filings with the Securities and Exchange Commission (SEC), United American was named as a defendant in purported class action litigation originally filed on September 16, 2004, in the Circuit Court of Saline County, Arkansas on behalf of the Arkansas purchasers of association group health insurance policies or certificates issued by United American through Heartland Alliance of America Association and Farm & Ranch Healthcare, Inc. (Smith and Ivie v. Collingsworth, et al., CV2004-742-2). The plaintiffs asserted claims for fraudulent concealment, breach of contract, common law liability for non-disclosure, breach of fiduciary duties, civil conspiracy, unjust enrichment, violation of the Arkansas Deceptive Trade Practices Act, and violation of Arkansas law and the rules and regulations of the Arkansas Insurance Department. Declaratory, injunctive, and equitable relief, as well as actual and punitive damages, were sought by the plaintiffs. On September 7, 2005, the plaintiffs amended their complaint to assert a nation-wide class, defined as all United American insureds who simultaneously purchased both an individual Hospital and Surgical Expense health insurance policy (Form HSXC) and an individual supplemental term life insurance policy (Form RT85) from Farm & Ranch through Heartland. Defendants removed this litigation to the United States District Court for the Western District of Arkansas

(No. 4:05-cv-1382) but that Court remanded the litigation back to the state court on plaintiffs’ motion. On July 22, 2008, the plaintiffs filed a second amended complaint, asserting a class defined as “all persons who, between January 1998 and the present, were residents of Arkansas, California, Georgia, Louisiana or Texas, and purchased through Farm & Ranch: (1) a health insurance policy issued by United American known as Flexguard Plan, CS-1 Common Sense Plan, GSP Good Sense Plan, SHXC Surgical & Hospital Expense Policy, HSXC 7500 Hospital/Surgical Plan, MMXC Hospital/Surgical Plan, SMXC Surgical/Medical Expense Plan and/or SSXC Surgical Safeguard Expense Plan, and (ii) a membership in Heartland.” Plaintiffs assert claims for breach of contract, violation of Arkansas Deceptive Trade Practices Act and/or applicable consumer protection laws in other states, unjust enrichment, and common law fraud. Plaintiffs seek actual, compensatory, statutory and punitive damages, equitable and declaratory relief. On September 8, 2009, the Saline County Circuit Court granted the plaintiff’s motion certifying the class. On October 7, 2009, United American filed its notice of appeal of the class certification and subsequently filed its appellate brief on April 8, 2010. On December 2, 2010, the Arkansas Supreme Court affirmed the lower court’s decision to certify the class. Discovery is ongoing.

As reported in previous SEC filings, on June 3, 2009, the Florida Office of Insurance Regulation (Florida Office) issued an order to Liberty National to show cause why the Florida Office should not issue a final order suspending or revoking Liberty National’s certificate of authority to do insurance business in the State of Florida. The order asserted that Liberty National has engaged in alleged unfair trade practices in violation of Florida law through past underwriting practices used by Liberty National with regard to insurance applications submitted by persons who live in the United States but who were not U.S. citizens and persons traveling to certain foreign countries. Liberty National denies the allegations made by the Florida Office. Liberty National responded to the Florida Office’s order in a timely manner and the matter was transmitted to the Division of Administrative Hearings on July 10, 2009. The matter was assigned to an administrative law judge and was set for hearing commencing on February 1, 2010. On January 21, 2010, the Florida Office filed a motion for continuance which was granted and the hearing in the Florida Department of Administrative Hearings was held June 7-11, 2010. Each of the parties submitted proposed orders to the Administrative Law Judge on August 18, 2010 for her review. On November 9, 2010, the Administrative Law Judge issued a recommended order and transmitted it to all parties. The Florida Office filed exceptions to the order and Liberty National filed its response to those exceptions as well as its own exceptions on December 3, 2010. On February 9, 2011, the Florida Office issued a Final Order that essentially adopted the Administrative Law Judge’s previously recommended findings of fact and conclusions of law. However, in its Final Order, the Florida Office increased the recommended fines for the four non-willful violations and trebled the fine for each non-willful violation resulting in a total fine of $60,000. A decision whether or not the Final Order will be appealed has not been made.

As previously reported in filings with the SEC, on September 23, 2009, purported class action litigation was filed against American Income Life Insurance Company in the Superior Court of San Bernardino County, California (Hoover v. American Income Life Insurance Company, Case No. CIVRS 910758). The plaintiffs, former insurance sales agents of American Income who are suing on behalf of all current and former American Income sales agents in California for the four year period prior to the filing of this litigation, assert that American Income’s agents are employees, not independent contractors as they are classified by American Income. They allege failure to indemnify and reimburse for business expenses as well as failure to pay all wages due upon termination in violation of the California Labor Code; failure to pay minimum wages in violation of the California Industrial Welfare Commission Wage Order No. 4-2001, originally and as amended; and unfair business practices in violation of the California Business and Professions Code §§17200, et seq. They seek, in a jury trial, reimbursement for business expenses and indemnification for losses, payment of minimum wages for their training periods, payment of moneys due immediately upon termination under the California Labor Code, disgorgement of profits resulting from unfair and unlawful business practices, and injunctive relief granting employee status to all of American Income’s California agents. On October 29, 2009, American Income filed a motion seeking to remove this litigation from the Superior Court in San Bernadino County to the U.S. District Court for the Central District of California, Eastern Division. The U.S. District Court remanded the case without prejudice to the Superior Court and denied American Income’s motion to dismiss on December 15, 2009. On January 19, 2010, American Income filed a motion to dismiss which was denied by the Superior Court after a hearing held on March 16, 2010. On September 20, 2010, American Income again filed a motion to remove the case to federal court based upon jurisdictional grounds that had not been available previously. The Company’s motion was not successful, however, and the case was remanded back to Superior Court. On January 12, 2011, the Superior Court denied the Company’s motion to exercise the arbitration clauses of those agent contracts that contain them; the Company has appealed that denial. Discovery is proceeding.

PART II

Item 5.    Market for Registrant’s Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The principal market in which Torchmark’s common stock is traded is the New York Stock Exchange. There were 3,784 shareholders of record on December 31, 2010, excluding shareholder accounts held in nominee form. The market prices and cash dividends paid by calendar quarter for the past two years are as follows:

		2010 Market Price		Dividends Per Share
Quarter		High	Low
1		$53.73	$44.04	$.15
2		56.22	48.74	.15
3		55.16	48.33	.15
4		61.99	52.87	.16
Year-end closing price	$59.74

		2009 Market Price		Dividends Per Share
Quarter		High	Low
1		$46.32	$17.06	$.14
2		40.62	26.21	.14
3		46.40	33.53	.14
4		46.77	40.42	.14
Year-end closing price	$43.95

(c)	Purchases of Certain Equity Securities by the Issuer and Others for the Fourth Quarter 2010

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2010	150,410	$53.89	150,410
November 1-30, 2010	706,000	58.36	706,000
December 1-31, 2010	802,831	60.91	802,831

At its February 25, 2010 meeting, the board of Directors reactivated the Company’s previously suspended share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.

(e)	Performance Graph

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

Item 6.    Selected Financial Data

The following information should be read in conjunction with Torchmark’s Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:

(Amounts in thousands except per share and percentage data)

Year ended December 31,	2010	2009	2008	2007	2006
Premium revenue:
Life	$1,663,699	$1,591,853	$1,544,219	$1,495,363	$1,448,160
Health	987,421	1,017,711	1,127,059	1,236,797	1,237,532
Other	638	541	622	602	537
Total	2,651,758	2,610,105	2,671,900	2,732,762	2,686,229
Net investment income	676,364	632,540	627,206	601,975	577,460
Realized investment gains (losses)	37,340	(129,492)	(107,541)	2,281	(12,496)
Total revenue	3,367,632	3,115,073	3,196,236	3,344,517	3,269,679
Income from continuing operations	522,293	386,052	429,700	489,237	480,511
Income from discontinued operations	29,784	18,901	22,559	38,298	38,120
Loss on disposal, net of tax	(35,013)	-0-	-0-	-0-	-0-
Net income	517,064	404,953	452,259	527,535	518,631
Per common share:
Basic earnings:
Income from continuing operations	6.42	4.65	4.88	5.19	4.82
Income from discontinued operations	(0.06)	0.23	0.26	0.40	0.38
Net income	6.36	4.88	5.14	5.59	5.20
Diluted earnings:
Income from continuing operations	6.36	4.65	4.85	5.10	4.75
Income from discontinued operations	(0.06)	0.23	0.26	0.40	0.38
Net income	6.30	4.88	5.11	5.50	5.13
Cash dividends declared	0.62	0.57	0.56	0.52	0.50
Cash dividends paid	0.61	0.56	0.55	0.52	0.48
Basic average shares outstanding	81,339	83,034	88,053	94,317	99,733
Diluted average shares outstanding	82,082	83,034	88,516	95,846	101,112
As of December 31,	2010	2009	2008	2007	2006
Cash and invested assets	$11,563,656	$10,054,764	$7,812,992	$9,084,312	$8,948,162
Total assets	16,159,762	16,023,759	13,529,050	15,241,428	14,980,355
Short-term debt	198,875	233,307	403,707	202,058	169,736
Long-term debt(1)	913,354	919,761	622,760	721,723	721,248
Shareholders’ equity	4,016,241	3,398,891	2,222,907	3,324,627	3,459,193
Per diluted share	49.86	40.87	26.24	35.60	34.68
Effect of fixed maturity revaluation on diluted equity per share(2)	0.83	(3.35)	(12.93)	(0.66)	1.43
Annualized premium in force:
Life	1,753,046	1,694,402	1,625,549	1,585,005	1,525,077
Health	973,625	1,026,560	1,098,349	1,233,884	1,293,081
Total	2,726,671	2,720,962	2,723,898	2,818,889	2,818,158
Basic shares outstanding	79,243	82,841	84,708	92,175	98,115
Diluted shares outstanding	80,543	83,159	84,708	93,383	99,755
(1)	Includes Torchmark’s 7.1% Junior Subordinated Debentures reported as “Due to affiliates” on the Consolidated Balance Sheets at year ends 2006 through 2010 in the amount of $123.7 million.
(2)	There is an accounting rule requiring available-for-sale fixed maturities to be revalued at fair value each period. The effect of this rule on diluted equity per share reflects the amount added or (deducted) under this rule to produce GAAP Shareholders’ equity per share. Please see the explanation and discussion under the caption Capital Resources in Management’s Discussion and Analysis in this report concerning the effect this rule has on Torchmark’s equity.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Selected Financial Data and Torchmark’s Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Discontinued Operations:    As described in Note 3—Discontinued Operations in the Notes to the Consolidated Financial Statements, we sold our subsidiary United Investors Life Insurance Company (United Investors) as of December 31, 2010. Because of the sale, United Investors’ financial results are excluded from this discussion since those operations are discontinued.

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

Insurance Product Line Segments.    As fully described in Note 14—Business Segments in the Notes to the Consolidated Financial Statements, the product line segments involve the marketing, underwriting, and benefit administration of policies. Each product line is further segmented by the various distribution units that market the insurance policies. Each distribution unit operates in a niche market offering insurance products designed for that particular market. Whether analyzing profitability of a segment as a whole, or the individual distribution units within the segment, the measure of profitability used by management is the underwriting margin, which is:

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

Net investment income

Less:

    Interest credited to net policy liabilities

    Financing costs

The tables in Note 14—Business Segments reconcile Torchmark’s revenues and expenses by segment to its major income statement line items for each of the years in the three-year period ending December 31, 2010. Additionally, this Note provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles to net income. That summary is reproduced below from the Consolidated Financial Statements to present our overall operations in the manner that we use to manage the business.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	2010	2009	2008	2010 Change	%	2009 Change	%
Life insurance underwriting margin	$455,266	$427,412	$414,025	$27,854	7	$13,387	3
Health insurance underwriting margin	170,059	170,410	194,711	(351)	-0-	(24,301)	(12)
Annuity underwriting margin	1,348	312	-0-	1,036	332	312
Other insurance:
Other income	2,834	2,914	4,154	(80)	(3)	(1,240)	(30)
Administrative expense	(155,615)	(150,325)	(156,164)	(5,290)	4	5,839	(4)
Excess investment income	297,145	275,650	303,529	21,495	8	(27,879)	(9)
Corporate and adjustments	(29,810)	(19,450)	(21,278)	(10,360)	53	1,828	(9)

Pre-tax total	741,227	706,923	738,977	34,304	5	(32,054)	(4)
Applicable taxes	(243,204)	(238,153)	(248,225)	(5,051)	2	10,072	(4)

After-tax total, before discontinued operations	498,023	468,770	490,752	29,253	6	(21,982)	(4)
Discontinued operations (after tax)	27,932	26,810	22,535	1,122	4	4,275	19

Total	525,955	495,580	513,287	30,375	6	(17,707)	(3)
Realized gains (losses) (after tax)*	24,270	(85,345)	(69,902)	109,615		(15,443)
Realized gains (losses)—discontinued operations (after tax)	1,852	(7,909)	24	9,761		(7,933)
Loss on disposal of discontinued operations (after tax)	(35,013)	-0-	-0-	(35,013)		-0-
Gain on sale of agency buildings, net of tax	-0-	-0-	181	-0-		(181)
Tax settlements (after tax)	-0-	2,858	10,823	(2,858)		(7,965)
Net proceeds (cost) from legal settlements (after tax)	-0-	-0-	(770)	-0-		770
Loss on writedown of Company-occupied property (after tax)	-0-	(231)	(1,384)	231		1,153

Net income	$517,064	$404,953	$452,259	$112,111	28	$(47,306)	(10)

*	See the discussion of Realized Gains and Losses in this report.

Torchmark’s operations on a segment-by-segment basis are discussed in depth under the appropriate captions following in this report.

Summary of Operations:    Net income rose 28% or $112 million in 2010 to $517 million. In 2009, net income declined $47 million or 10% to $405 million from $452 million. On a diluted per share basis, 2010 net income increased 29% to $6.30. In 2009, per share net income declined 5% to $4.88. Included in 2010 results is the $35 million after tax loss on the disposal of United Investors, representing $.43 per diluted share.

The major contributor to the growth in 2010 earnings compared with the previous two years was in realized investment gains and losses, as 2010 had net gains of $24 million compared with net losses of $85 million in 2009 and $70 million in 2008. The losses in 2009 and 2008 included a number of writedowns of fixed-maturity securities that were determined to be other-than-temporarily impaired. In 2009, after-tax realized investment losses reduced per share earnings $1.03, of which $1.13 per share related to other-than-temporary impairments of fixed maturities. In 2008, after-tax losses accounted for $.79 per share, of which $.78 related to fixed maturity other-than-temporary impairments. In 2010, we had realized investment gains which added $.30 to per diluted share earnings, even though there was an other-than-temporary impairment writedown of $.04 per share that offset the net gains for the period. Another important factor in 2010 earnings growth was a $21 million or 8% growth in our excess investment income, the measure of profitability of our investment segment. In 2009, excess investment income declined $28 million or 9%. Poor economic conditions in 2009, especially early in the year, caused us to hold a significant portion in low-yielding cash and short-term investments for increased liquidity. Excess investment income was also negatively affected in 2009 because of our issuance of a $300 million 9 1/4% debt security in June, 2009 (net proceeds of $296 million) and repayment of a $99 million 8 1/4% security which matured in August, 2009. These transactions resulted in a net increase in our financing costs in 2009 and reduced excess investment income. Results in our core life insurance segment rose 7% in 2010 to $455 million and also increased 3% in 2009, largely as a result of premium growth in both years. The life segment is our largest contributor to operating results. Earnings from our health operations stabilized in 2010 after two years of declines. This segment has experienced intense competition in recent periods resulting in significant declines in agent counts, which in turn has resulted in lower sales of new health products. Health underwriting margins were flat at $170 million in 2010 after having declined $24 million or 12% in 2009.

Total revenues increased 8% in 2010 to $3.37 billion. In 2009, total revenues declined 3% to $3.12 billion from $3.20 billion in 2008. Life premium rose 5% or $72 million in 2010 and $48 million in 2009. Net investment income rose $44 million in 2010, compared with $5 million in 2009. However, growth in revenues in 2009 and 2008 were negatively affected by the aforementioned pretax realized investment losses and declines in health premium, described further under this caption.

While life insurance premium has grown steadily in each of the three years ending December 31, 2010, margins as a percentage of premium have also held steady each year at 27% of premium. Life net sales rose 1% in 2010 to $330 million and 10% in 2009 to $326 million. Life insurance segment results are discussed further under the caption Life Insurance.

We market three primary health insurance products: Medicare Supplement insurance, the Medicare Part D prescription drug benefit, and under-age-65 limited-benefit health insurance. Health premium declined 3% in 2010 to $987 million from $1.02 billion in 2009. Health premium declined 10% in 2009. The decreases in both years were caused by the decline in agent count and poor persistency. Agent turnover has increased as lower premium, lower margin products offered by competitors have provided agents with products that are easier to sell. Turnover has also increased due to the Company’s decision to deemphasize the marketing of certain limited-benefit products. Sales of these de-emphasized products were discontinued altogether after September, 2010. Declines in these agent counts have resulted in lower net sales, which in turn have pressured premium growth. Medicare Supplement remains our largest contributor to total health premium, but increased competition has also dampened sales of this product in recent years, resulting in premium declines in each successive year. Our Medicare Part D premium rose 14% in 2010, after having increased 5% in 2009. However, as most of the country’s Part D enrollees selected a plan provider in 2006, we do not expect significant growth in our Part D business going forward. See the discussion under Health Insurance for a more detailed discussion of health insurance results.

We offer fixed annuities, but we do not emphasize sales of annuity products, favoring life insurance instead. With the sale of United Investors, we disposed of 37% of our annuity deposit balance. See the caption Annuities for further discussion of the Annuity segment.

As previously mentioned, the investment segment’s pretax profitability, or excess investment income, increased $21 million in 2010 but declined $28 million in 2009. Profitability in this segment is based on three major components: net investment income, required interest on net policy liabilities (interest applicable to insurance products), and financing costs. In recent years, growth in net investment income has been restricted in relation to the growth in the size of our portfolio. However, in 2010, the growth in net investment income exceeded the growth in the average portfolio (amortized cost) for the first time in many years, primarily as a result of the special constraints on the growth in net investment income in 2009 noted below. One reason that investment income has grown at a lower rate than mean invested assets has grown in recent years is that new investments have been made at yield rates lower than the yield rates earned on securities that matured or were otherwise disposed of. Also, there is sometimes a lag between the time when proceeds from maturities and dispositions are received and when the proceeds are reinvested, in which the funds are held in cash. Growth in total investment income has also been somewhat negatively affected by Torchmark’s share repurchase program (described later under this caption), which has diverted cash that could have otherwise been used to acquire investments. During 2009, due primarily to uncertainty about liquidity in the financial markets, we held significantly more cash and short term investments than we normally would. Additionally, in 2009, we sold a significant portion of higher-yielding but lower-rated fixed maturities and reinvested the proceeds in lower-yielding but higher-rated bonds in 2009 and early 2010 to improve our risk-adjusted return. These factors contributed to reduced 2009 net investment income.

The interest required on net policy liabilities is deducted from net investment income, and generally grows in conjunction with the insurance policy reserves that are supported by the invested assets. Financing costs, which consist of the interest required for debt service on our long and short-term debt, are also deducted from net investment income. In 2010, interest expense on our long-term debt rose $9 million after increasing $11 million in 2009. As noted earlier during 2009, we issued our $300 million 9 1/4% Senior Notes but repaid our $99 million 8 1/4% Senior Debentures, resulting in a higher balance of debt outstanding at a higher interest rate. However, this segment has benefited from lower short-term financing costs in each successive year, as these costs have declined primarily due to lower rates on our short-term debt.

Torchmark’s current investment policy limits new investment acquisitions to investment-grade fixed maturities generally with longer maturities (often exceeding twenty years) that meet our quality and yield objectives. Approximately 94% of our invested assets at fair value consists of fixed maturities of which 93% was investment grade at December 31, 2010. The average quality rating of the portfolio was BBB+. The portfolio contains no securities backed by sub prime or Alt-A mortgages, no direct investment in residential mortgages, no counterparty risks, no credit default swaps, or derivative contracts. See the analysis of excess investment income and investment activities under the caption Investments in this report and Note 4—Investments in the Notes to Consolidated Statements of Operations for a more detailed discussion of this segment.

As described earlier in this summary, we wrote down certain fixed maturity and equity securities in each of the years 2008 through 2010, as these securities met our criteria for other-than-temporary impairment. The pretax impairment losses were $5 million, $143 million, and $106 million in 2010, 2009, and 2008, respectively. Please refer to Note 4—Investments in the Notes to Consolidated Financial Statements under the caption Other-than-temporary impairments and under the caption Realized Gains and Losses in this report for more information on these writedowns and our criteria for consideration of other-than-temporary impairment. Including the writedowns, we had total after-tax realized investment gains of $24 million in 2010 ($.30 per share), realized investment losses of $85 million in 2009 ($1.03 per share), and $70 million in 2008 ($.79 per share). Realized investment gains and losses can vary significantly from period to period and may have a material positive or negative impact on net income. Under the caption Realized Gains and Losses in this report, we present a complete analysis and discussion of our realized gains and losses including the writedowns. Also, as explained in Note 14—Business Segments in the Notes to the Consolidated Financial Statements, we do not consider realized gains and losses to be a component of our core insurance operations or operating segments.

As mentioned earlier, we used a portion of the $296 million proceeds from the offering of our 9 1/4% Senior Notes ($300 million par amount) in 2009 to repay our $99 million 8 1/4% Senior Debentures which also matured in 2009. In addition, we also used $175 million to strengthen the capital position of certain of our insurance subsidiaries in 2009 in the form of capital contributions and surplus notes. The regulatory capital positions of these subsidiaries had been negatively affected by rating-agency downgrades of bonds in their investment portfolios. The subsidiaries in turn invested these funds in investment-grade fixed maturities. More information on these transactions can be found in Note 11—Debt in the Notes to Consolidated Financial Statements and in our discussion of Capital Resources in this report.

In each of the years 2008 and 2009, income from continuing operations was affected by certain significant, unusual, and nonrecurring nonoperating items. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. A discussion of these items follows.

As reported in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements under the caption Litigation and Tax Settlements, we have been involved in certain litigation issues in 2008 and 2009 in which we either received settlements net of expenses or incurred settlement losses and expenses. These issues resulted in a net after-tax charge of $770 thousand in 2008. Additionally, as described under the same caption of Note 1, we received tax settlements in each year in the amounts of $2.9 million in 2009 and $10.8 million in 2008. All of these litigation and tax issues pertained to issues arising many years ago and are not considered by management to relate to our current operations. Legal and litigation expenses pertaining to current operations are included in either insurance administrative expenses or parent expenses, as appropriate, in our segment analysis. Income from litigation settlements is included in other income. As explained in Note 4—Investments under the caption Other-than-temporary impairments, we wrote down certain company-occupied property to fair value during both 2009 and 2008. The write downs resulted in after-tax charges of $231 thousand in 2009 and $1.4 million in 2008.

Torchmark has in place an ongoing share repurchase program which began in 1986. With no specified authorization amount, we determine the amount of repurchases based on the amount of the Company’s excess cash flow, general market conditions, and other alternative uses. The majority of these purchases are made from excess operating cash flow when market prices are favorable. Additionally, when stock options are exercised, proceeds from these exercises and the tax benefit are used to repurchase additional shares on the open market to minimize dilution as a result of the option exercises. Due to economic conditions in late 2008 and early 2009, we temporarily suspended our share repurchase program in the first quarter of 2009. However, in the first quarter of 2010, the Board of Directors reactivated the Company’s previously suspended share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company. The following chart summarizes share purchase activity for each of the three years ended December 31, 2010.

Analysis of Share Purchases

(Amounts in thousands)

	2010		2009		2008
Purchases	Shares	Amount	Shares	Amount	Shares	Amount
Excess cash flow and borrowings	3,805	$203,566	2,050	$46,695	7,638	$426,640
Option proceeds	716	42,440	20	869	487	29,096

Total	4,521	$246,006	2,070	$47,564	8,125	$455,736

Throughout the remainder of this discussion, share purchases refer only to those made from excess cash flow and borrowings.

A discussion of each of Torchmark’s segments follows.

Life Insurance.    Life insurance is our largest insurance segment, with 2010 life premium representing 63% of total premium. Life underwriting income before other income and administrative expense represented 73% of the total in 2010. Additionally, investments supporting the reserves for life products result in the majority of excess investment income attributable to the investment segment.

We have been in the process of combining selected United American (UA) Exclusive Agency Branch Offices with the Liberty National Exclusive Agency. For this reason, all data will be reported on a combined basis in this report.

Life insurance premium rose 5% to $1.66 billion in 2010 after having increased 3% in 2009 to $1.59 billion. Life insurance products are marketed through several distribution channels. Premium income by channel for each of the last three years is as follows:

LIFE INSURANCE

Premium by Distribution Method

(Dollar amounts in thousands)

	2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Direct Response	$566,604	34%	$536,878	34%	$511,165	33%
American Income Exclusive Agency	560,649	34	507,899	32	473,784	31
Liberty National Exclusive Agency	294,587	18	298,485	19	304,262	20
Other Agencies	241,859	14	248,591	15	255,008	16

	$1,663,699	100%	$1,591,853	100%	$1,544,219	100%

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

Annualized life premium in force was $1.75 billion at December 31, 2010, an increase of 3% over $1.69 billion a year earlier. Annualized life premium in force was $1.63 billion at December 31, 2008.

The following table shows net sales information for each of the last three years by distribution method.

LIFE INSURANCE

Net Sales by Distribution Method

(Dollar amounts in thousands)

	2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Direct Response	$136,653	41%	$131,566	40%	$123,076	41%
American Income Exclusive Agency	137,554	42	127,688	39	108,353	37
Liberty National Exclusive Agency	44,763	14	55,146	17	54,784	18
Other Agencies	10,561	3	11,518	4	11,083	4

	$329,531	100%	$325,918	100%	$297,296	100%

The table below discloses first-year collected life premium by distribution channel.

LIFE INSURANCE

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Direct Response	$89,542	37%	$84,775	37%	$80,075	39%
American Income Exclusive Agency	110,751	45	95,693	42	82,063	40
Liberty National Exclusive Agency	34,845	14	35,137	16	33,299	16
Other Agencies	10,364	4	10,313	5	11,016	5

	$245,502	100%	$225,918	100%	$206,453	100%

Direct Response consists of two primary components: direct mail and insert media. Direct mail targets primarily young middle-income households with children. The juvenile life insurance policy is a key product. Not only is the juvenile market an important source of sales, but it also is a vehicle to reach the parents and grandparents of the juvenile policyholders. Parents and grandparents of these juvenile policyholders are more likely to respond favorably to a Direct Response solicitation for life coverage on themselves than is the general adult population. Also, both the juvenile policyholders and their parents are low acquisition-cost targets for sales of additional coverage over time. At this time, we believe that the Direct Response unit is the largest U.S. writer of juvenile direct mail life insurance. We expect that sales to this demographic group will continue as one of Direct Response’s premier markets.

The insert media area targets primarily the adult market. It involves placing insurance solicitations as advertising inserts into a variety of media, such as coupon packets, newspapers, bank statements, and billings.

The Direct Response operation accounted for 34% of our life insurance premium during 2010, the largest of any distribution group. Life premium for this channel rose 6% in 2010 and 5% in 2009. Net sales rose 4% in 2010 to $137 million after a 7% gain in 2009 to $132 million. First-year collected premium increased 6% in 2010 to $90 million after a 6% gain in 2009.

The American Income Exclusive Agency focuses primarily on members of labor unions, but also on credit unions and other associations for its life insurance sales. It is Torchmark’s highest profit margin business. Life premium for this agency rose 10% to $560 million in 2010, after having increased 7% in 2009. Net sales increased 8% in 2010 to $138 million from $128 million in 2009, as this agency was Torchmark’s largest contributor to life net sales in 2010. Net sales rose 18% in 2009. First-year collected premium rose 16% in 2010 to $111 million, after having increased 17% in 2009. As in the case of all of Torchmark’s agency distribution systems, continued increases in product sales are largely dependent on increases in agent count. The American Income agent count was 3,912 at December 31, 2010 compared with 4,154 a year earlier, a decline of 6%. However, the agent count rose 35% in 2009 from 3,085 at year end 2008, after having risen 21% in 2008. This agency continues to recruit new agents focusing on an incentive program to reward growth in both the recruiting of new agents and in the production of new business. Additionally, the systematic, centralized internet recruiting program has enhanced the recruiting of new agents.

As previously mentioned, we have combined selected UA Exclusive Agency Branch Offices into the Liberty National Exclusive Agency. This Agency markets primarily low-face amount life insurance and supplemental health insurance to middle-income customers. Life premium income for this agency was $295 million in 2010, a 1% decrease compared with $298 million in 2009. Life premium for this agency declined 2% in 2009 from 2008. First-year collected premium on a combined basis declined 1% to $35 million in 2010, after having increased 6% in 2009.

The Liberty Agency’s net sales declined 19% to $45 million in 2010, after having increased 1% a year earlier. This agency had 2,001 producing agents at December 31, 2010, compared with 2,471 a year earlier, a decline of 19%. The agent count at Liberty had also declined 51% in 2009 from 5,020. The decrease in agent count has been due in part to the closing of several offices which have had low production. In addition, agent compensation issues that arose in 2009 have negatively impacted agent counts. A two-tier bonus threshold proved more difficult for producing agents to meet than anticipated. Management reverted to a level bonus threshold later in 2009. Also, due to deteriorating first-year persistency on business written during 2008 and early 2009, management modified compensation incentives in 2009 to place more emphasis on the persistency of newly issued policies. This resulted in the departure of a number of the less productive agents but improved first year persistency.

The Liberty Exclusive Agency agent counts have also decreased due to issues related to its health insurance business. Until recently, the agency’s health insurance marketing efforts had been focused on limited-benefit hospital-surgical plans. These plans were subject to intense competition which ultimately resulted in decreases in agent counts. In addition, these limited-benefit hospital-surgical plans became less marketable due to healthcare reform developments. Sales of these limited-benefit hospital/surgical plans were discontinued after September, 2010. In response, the agency has shifted its marketing focus to a product mix more weighted towards life insurance and supplemental health insurance products (not affected by healthcare reform) that have higher margins and persistency. We believe this will increase the Agency’s profitability and stability in the long run.

We also offer life insurance through Other Agencies consisting of the Military Agency, the United American Independent Agency, and other small miscellaneous sales agencies. The Military Agency consists of a nationwide independent agency whose sales force is comprised primarily of former military officers who have historically sold primarily to commissioned and noncommissioned military officers and their families. This business consists of whole-life products with term insurance riders. Military premium represented 12% of life premium. The United American Independent Agency represented less than 2% of Torchmark’s total life premium. This agency is focused on health insurance, with life sales being incidental.

LIFE INSURANCE

Summary of Results

(Dollar amounts in thousands)

	2010		2009		2008
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium and policy charges	$1,663,699	100%	$1,591,853	100%	$1,544,219	100%

Policy obligations	1,082,423	65	1,040,249	65	1,015,494	66
Required interest on reserves	(434,319)	(26)	(410,917)	(26)	(389,526)	(25)

Net policy obligations	648,104	39	629,332	39	625,968	41
Commissions and premium taxes	72,559	5	72,272	5	69,295	4
Amortization of acquisition costs	487,770	29	462,837	29	434,931	28

Total expense	1,208,433	73	1,164,441	73	1,130,194	73

Insurance underwriting margin before other income and administrative expenses	$455,266	27%	$427,412	27%	$414,025	27%

Gross margins, as indicated by insurance underwriting margin before other income and administrative expense, rose 7% in 2010 to $455 million after rising 3% in 2009. As a percentage of life insurance premium, gross margins have been stable each year at 27%. Margin growth in all periods was primarily the result of premium growth.

Health Insurance.    Health insurance sold by Torchmark includes primarily Medicare Supplement and Part D prescription drug coverage to enrollees in the federal Medicare program, cancer coverage, and accident coverage. All health coverage plans other than Medicare Supplement and Part D are classified here as limited-benefit plans. For several years, our primary health insurance product had been hospital/surgical plans. However, as previously mentioned, these plans became subject to intense competition which resulted in decreasing agent counts. In addition, these plans became less marketable due to healthcare reform developments. These factors contributed to the Company’s decisions to de-emphasize and discontinue the marketing of these products. In 2010, Medicare Supplement sales exceeded those of the limited-benefit products for the first time since 2001, and represented 56% of health net sales exclusive of Medicare Part D. Medicare Supplement sales have been stronger than limited-benefit sales due in part to changes in agent counts in our health distribution groups discussed below.

Total health premium represented 37% of Torchmark’s total premium income in 2010. Excluding Part D premium, health premium represented 32% in 2010, compared with 34% in 2009 and 38% in 2008. Health underwriting margin, excluding Part D, accounted for 24% of the total in 2010, compared with 26% in 2009 and 29% in 2008. These declines in the health percentages are indicative of the growth in the premium and profitability of our life segment in relation to our health segment. As mentioned previously, health results have also been negatively affected by increased competition in recent periods. The following table indicates health insurance premium income by distribution channel for each of the last three years.

HEALTH INSURANCE

Premium by Distribution Method

(Dollar amounts in thousands)

	2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$47,244		$60,292		$78,973
Medicare Supplement	267,280		266,150		277,880

	314,524	40%	326,442	39%	356,853	37%
Liberty National Exclusive Agency
Limited-benefit plans	201,037		243,568		311,686
Medicare Supplement	130,019		144,954		164,219

	331,056	43	388,522	46	475,905	50
American Income Exclusive Agency
Limited-benefit plans	78,141		74,015		72,149
Medicare Supplement	918		1,082		1,274

	79,059	10	75,097	9	73,423	8
Direct Response
Limited-benefit plans	398		438		478
Medicare Supplement	53,930		46,117		44,645

	54,328	7	46,555	6	45,123	5
Total Premium (Before Part D)
Limited-benefit plans	326,820	42	378,313	45	463,286	49
Medicare Supplement	452,147	58	458,303	55	488,018	51

Total Premium (Before Part D)	778,967	100%	836,616	100%	951,304	100%

Medicare Part D*	208,970		183,586		175,633

Total Health Premium*	$987,937		$1,020,202		$1,126,937

*	Total Medicare Part D premium and health premium exclude $.5 million in 2010 and $2.5 million in 2009 of risk-sharing premium paid to the Centers for Medicare and Medicaid Services consistent with the Medicare Part D contract. In 2008, $122 thousand of risk-sharing premium was received, increasing premium. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.

We market supplemental health insurance products through a number of distribution channels with the United American Independent Agency being our market leader. The following table presents net sales by distribution method for the last three years.

HEALTH INSURANCE

Net Sales by Distribution Method

(Dollar amounts in thousands)

	2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$4,596		$12,256		$23,084
Medicare Supplement	27,444		30,431		14,517

	32,040	50%	42,687	44%	37,601	27%
Liberty National Exclusive Agency
Limited-benefit plans	10,385		25,306		76,213
Medicare Supplement	3,804		4,461		7,518

	14,189	22	29,767	31	83,731	60
American Income Exclusive Agency
Limited-benefit plans	13,081		13,393		11,848
Medicare Supplement	-0-		-0-		-0-

	13,081	20	13,393	14	11,848	9
Direct Response
Limited-benefit plans	549		665		325
Medicare Supplement	4,548		10,233		5,498

	5,097	8	10,898	11	5,823	4
Total Net Sales (Before Part D)
Limited-benefit plans	28,611	44	51,620	53	111,470	80
Medicare Supplement	35,796	56	45,125	47	27,533	20

Total Net Sales (Before Part D)	64,407	100%	96,745	100%	139,003	100%

Medicare Part D*	38,799		43,004		28,292

Total Health Net Sales	$103,206		$139,749		$167,295

*	Net sales for Medicare Part D represents only new first-time enrollees.

The following table discloses first-year collected health premium by distribution method.

HEALTH INSURANCE

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$5,638		$11,459		$20,360
Medicare Supplement	29,999		16,066		15,495

	35,637	47%	27,525	35%	35,855	26%
Liberty National Exclusive Agency
Limited-benefit plans	12,435		28,003		77,917
Medicare Supplement	3,324		4,973		8,010

	15,759	21	32,976	42	85,927	62
American Income Exclusive Agency
Limited-benefit plans	13,965		12,996		12,316
Medicare Supplement	-0-		-0-		-0-

	13,965	19	12,996	17	12,316	9
Direct Response
Limited-benefit plans	488		384		437
Medicare Supplement	9,162		4,251		4,102

	9,650	13	4,635	6	4,539	3
Total First-Year Collected Premium (Before Part D)
Limited-benefit plans	32,526	43	52,842	68	111,030	80
Medicare Supplement	42,485	57	25,290	32	27,607	20

Total (Before Part D)	75,011	100%	78,132	100%	138,637	100%

Medicare Part D*	48,945		26,708		16,655

Total First-Year Collected Premium	$123,956		$104,840		$155,292

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

The Medicare Part D Health product will be presented and discussed separately in this report.

Health insurance, excluding Medicare Part D. As noted under the caption Life Insurance, we have emphasized life insurance sales relative to health, due to life’s superior margins and other benefits. Our health distribution groups have also encountered increased competition in recent periods. The increased competition has led to losses in agents in our Liberty Exclusive Agency and Independent Agencies. Agent turnover has increased as lower premium, lower margin products offered by competitors have provided agents with products that are easier to sell. Turnover has also increased due to the Company’s decision to deemphasize the marketing of certain limited-benefit products as previously discussed. The marketing of these products was discontinued altogether after September, 2010. Declines in these agent counts have resulted in lower net sales, which in turn have pressured premium growth. Health premium, excluding Part D premium, fell 7% to $779 million in 2010, after declining 12% in 2009. Medicare Supplement premium declined 1% to $452 million in 2010, compared with a 6% decline in 2009. Other limited-benefit health premium dropped 14% in 2010 to $327 million, after a decline of 18% in 2009 and 9% in 2008. Net sales, excluding Medicare Part D, declined 33% to $64 million in 2010. Net sales fell 30% in 2009 to $97 million. Medicare Supplement net sales fell 21% in 2010, but rose 64% in 2009. Other health net sales continued to decline, falling 45% in 2010 and 54% in 2009. First year collected premium also declined in both 2010 and 2009.

Medicare Supplement provides the greatest amount of health premium, partially because Medicare Supplement products are generally more persistent than the limited-benefit products, but also because of more stable sales in recent periods. Medicare Supplement premium represented 58% of non-Part D health premium in 2010, compared with 55% in 2009 and 51% in 2008.

The Liberty National Exclusive Agency is Torchmark’s largest in terms of health premium income. In 2010, this Agency represented 43% of all Torchmark non-Part D income health premium at $331 million. The Liberty Agency markets Medicare Supplements and limited-benefit health products including cancer insurance. In 2010, health premium income in this Agency declined 15% from prior year premium of $389 million. Premium also fell 18% in 2009 from $476 million. First-year collected premium declined 52% to $16 million in 2010, after declining 62% a year earlier. As noted earlier, increased competition in the health insurance market and our de-emphasis of certain health products has caused declines in agent counts. Marketing of the de-emphasized products was discontinued altogether after September, 2010. The decline in agent counts has resulted in decreased new sales, translating into declines in premium. Net sales for 2010 declined 52% from $30 million in 2009 to $14 million. In 2009, this Agency’s net sales fell 64%. Also discussed under the Life Insurance caption are efforts designed to strengthen this Agency.

The UA Independent Agency is composed of independent agencies appointed with Torchmark whose size range from very large, multi-state organizations down to one-person offices. All of these agents generally sell for a number of insurance companies. Torchmark had 1,406 active producing agents at December 31, 2010. This agency is our largest distributor of non-Part D health insurance in terms of health net sales, representing 50% in 2010. This agency is also our largest carrier of Medicare Supplement insurance, with $267 million or 59% of our Medicare Supplement premium income in 2010. Net sales for this Agency dropped 25% to $32 million in 2010, after having gained 14% to $43 million in 2009. Medicare Supplement net sales of $27 million declined 10% from $30 million a year earlier. Medicare Supplement net sales had more than doubled in 2009 over net sales of $15 million in 2008. The increases in 2009 were due to increases in group Medicare Supplement sales. Group Medicare Supplement sales fluctuate greatly from period to period and do not indicate a trend. Total health premium income for the UA Independent Agency was $315 million in 2010, a 4% decline from 2009 premium of $326 million. Premium income also declined 9% in 2009 from 2008. These declines in premium have resulted as new sales have not compensated for lapses.

The American Income Exclusive Agency, predominantly a life insurance distribution channel, is our third largest health insurance distributor based on 2010 premium collected. Its health plans are comprised of various limited-benefit plans. Approximately 70% of the agency’s 2010 health premium was from accident policies. Sales of the plans by this agency are generally made in conjunction with a life policy being sold to the same customer.

Health premium at this agency rose 5% in 2010 to $79 million, after having increased 2% to $75 million in 2009. Net health sales were $13 million in both 2010 and 2009, compared with $12 million in 2008. Net health sales comprised 9% of the American Income Agency’s total net sales in 2010.

Direct Response, primarily a life operation, also offers health insurance, which is predominantly Medicare Supplements sold directly to employer or union sponsored groups. In 2010, net health sales were $5 million, comprising approximately 4% of Direct Response’s total life and health net sales. Direct Response health premium income has risen each year over the prior year. Health premium rose 17% in 2010 to $54 million and 3% in 2009.

Medicare Part D.      Torchmark, through its subsidiary United American, offers coverage under the government’s Medicare Part D plan. The Medicare Part D plan is a stand-alone prescription drug plan for Medicare beneficiaries. Part D is regulated and partially funded by the Centers for Medicare and Medicaid Services (CMS) for participating private insurers like United American, unlike the traditional Medicare program for hospital and doctor services, where CMS is the primary insurer and private Medicare Supplement insurers are secondary insurers. The program generally calls for CMS to pay approximately two thirds of the premium with the insured Medicare beneficiary paying one third of the premium. Total Medicare Part D premium was $209 million in 2010, compared with $184 million in 2009, an increase of 14%. Part D premium rose 5% in 2009. Changes in Part D premium generally result from changes in the number of enrollees. Enrollment for all Part D coverages ends on December 31 of the previous year, except for enrollees who reach age 65 in the current year. At December 31, 2010, United American had approximately 144 thousand enrollees for the 2011 Part D plan, compared with 158 thousand for the 2010 plan year and 147 thousand for the 2009 plan year. Our Medicare Part D product is sold primarily through the Direct Response operation, but is also sold to groups through the UA Independent agency. Part D net sales were $39 million in 2010, compared with $43 million in 2009 and $28 million in 2008. We count only sales to new first-time enrollees in net sales, and the majority of premium income was from previous enrollees.

We believe that the Medicare Part D program is a meaningful component of our health product offerings because of our experience with the senior-age market and with Medicare Supplements, the government assurances with regard to the risk-sharing agreements for participating insurers, the incremental income added to our health insurance margins, and the renewal of the business every year. Due to our experience with service to the senior-age market and the use of our existing Direct Response marketing system, entry to this business required little new investment. However, we do not expect significant growth in the Part D product in the near future, as most Medicare beneficiaries have already chosen a plan. Additionally, as with any government-sponsored program, the possibility of regulatory changes could change the outlook for this market.

The following tables present underwriting margin data for health insurance for each of the last three years.

HEALTH INSURANCE

Summary of Results

(Dollar amounts in thousands)

	2010
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium**	$778,967	100%	$208,970	100%	$987,937	100%

Policy obligations**	497,576	64	172,131	82	669,707	68
Required interest on reserves	(35,368)	(5)	-0-	-0-	(35,368)	(4)

Net policy obligations	462,208	59	172,131	82	634,339	64

Commissions and premium taxes	44,960	6	8,341	4	53,301	6
Amortization of acquisition costs	126,052	16	4,186	2	130,238	13

Total expense	633,220	81	184,658	88	817,878	83

Insurance underwriting income before other income and administrative expenses	$145,747	19%	$24,312	12%	$170,059	17%

	2009
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium	$836,616	100%	$183,586	100%	$1,020,202	100%

Policy obligations	528,189	63	151,621	82	679,810	67
Required interest on reserves	(34,243)	(4)	-0-	-0-	(34,243)	(3)

Net policy obligations	493,946	59	151,621	82	645,567	64

Commissions and premium taxes	50,114	6	6,960	4	57,074	5
Amortization of acquisition costs	143,299	17	3,852	2	147,151	14

Total expense	687,359	82	162,433	88	849,792	83

Insurance underwriting income before other income and administrative expenses	$149,257	18%	$21,153	12%	$170,410	17%

	2008
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium**	$951,304	100%	$175,633	100%	$1,126,937	100%

Policy obligations	621,227	65	138,239	79	759,466	67
Required interest on reserves	(32,029)	(3)	-0-	-0-	(32,029)	(3)

Net policy obligations	589,198	62	138,239	79	727,437	64

Commissions and premium taxes	61,996	7	11,252	6	73,248	7
Amortization of acquisition costs	127,160	13	4,381	3	131,541	12

Total expense	778,354	82	153,872	88	932,226	83

Insurance underwriting income before other income and administrative expenses	$172,950	18%	$21,761	12%	$194,711	17%

*	Health other than Medicare Part D.
**	Total Medicare Part D premium and health premium excludes $516 thousand in 2010 and $2.5 million in 2009 of risk-sharing premium paid to the CMS consistent with the Medicare Part D contract. In 2008, $122 thousand of risk-sharing premium was received, increasing premium. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.

Torchmark’s health insurance underwriting margin before other income and administrative expense declined 12% in 2009 to $170 million but stabilized in 2010, remaining flat at $170 million. As a percentage of premium income, margins were stable in all periods at approximately 17%.

Annuities.    As described in Note 3—Discontinued Operations, we sold our subsidiary United Investors. United Investors was our carrier of variable annuities and a primary carrier of fixed annuities. As a result of the sale, we disposed of approximately 37% of our annuity deposit balance as of December 31, 2010, including all variable annuities. These balances have been reported as “Held for Sale” on the Consolidated Balance Sheets of prior periods. Accordingly, we do not expect that annuities will be a significant portion of our business or marketing strategy going forward.

Our fixed annuity balances at the end of 2010, 2009, and 2008 were $1.24 billion, $959 million, and $817 million, respectively.

An analysis of underwriting income is as follows.

ANNUITIES

Summary of Results

(Dollar amounts in thousands)

	At December 31,
	2010	2009	2008
Policy charges	$638	$541	$622

Policy obligations	41,430	35,762	27,458
Required interest on reserves	(51,996)	(41,840)	(29,853)

Net policy obligations*	(10,566)	(6,078)	(2,395)

Commissions and premium taxes	134	267	141
Amortization of acquisition costs	9,722	6,040	2,876

Total expense	(710)	229	622

Insurance underwriting margin before other income and administrative expense	$1,348	$312	$0

*	A significant portion of fixed annuity profitability is derived from the spread of investment income exceeding contractual interest requirements. This spread sometimes results in negative net policy obligations.

While the fixed annuity account balance has increased each year over the prior year, policy charges and underwriting income have fluctuated only modestly. The stability in fixed annuity policy charges has resulted as the charges consist of surrender charges and are not based on account size. These charges have remained somewhat level in recent periods. A considerable portion of fixed annuity profitability is derived from the spread of investment income exceeding contractual interest requirements, which can result in negative net policy obligations. In both 2010 and 2009, the spreads for fixed annuities increased over the prior year as a result of credited rate reductions on the inforce annuities. Furthermore, spreads were increased by the introduction of a new annuity form on Liberty National paper in mid-2009. The amortization of deferred acquisition costs also rose as these costs are amortized in relation to gross profits.

Administrative expenses.    Operating expenses are included in the Other and Corporate Segments and are classified into two categories: insurance administrative expenses and expenses of the parent company. The following table is an analysis of operating expenses for the three years ended December 31, 2010.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	2010		2009		2008
	Amount	% of Prem.	Amount	% of Prem.	Amount	% of Prem.
Insurance administrative expenses:
Salaries	$71,827	2.7%	$73,133	2.8%	$68,850	2.5%
Other employee costs	33,839	1.3	27,105	1.1	31,510	1.2
Other administrative expense	40,904	1.5	39,476	1.5	45,212	1.7
Legal expense—insurance	6,727	.3	8,342	.3	8,561	.3
Medicare Part D direct administrative expense	2,318	.1	2,269	.1	2,031	.1

Total insurance administrative expenses	155,615	5.9%	150,325	5.8%	156,164	5.8%

Parent company expense	8,809		9,590		10,455
Stock compensation expense	11,848		9,860		10,823
Expenses related to settlement of prior period litigation	-0-		-0-		2,522
Loss on writedown of Company-occupied property	-0-		355		2,129

Total operating expenses, per Consolidated Statements of Operations	$176,272		$170,130		$182,093

Insurance administrative expenses:
Increase (decrease) over prior year	3.5%		(3.7)%		4.1%

Total operating expenses:
Increase (decrease) over prior year	3.6%		(6.6)%		7.8%

Insurance administrative expenses rose 4% in 2010, after having declined 4% in 2009. As a percentage of premium, they increased to 5.9% in 2010 from 5.8% in both 2009 and 2008. The 2010 increase was caused primarily by higher employee costs, mostly related to higher employee health benefit costs. Partially offsetting the increase in employee costs was a decline in legal costs, as we favorably settled certain previously reserved litigation during 2010. In 2009, increases in salaries were more than offset by declines in other administrative costs and other employee costs. As a result of the effort to achieve greater consistency in expense classification among our subsidiaries, we deferred $12 million more of deferrable administrative expense to acquisition expense in 2009 compared with 2008. These reductions in administrative expense were partially offset by increases in pension and other employee benefit costs during the period.

As mentioned in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements, we settled litigation for $2.5 million in 2008 relating to issues occurring many years ago. As previously noted, we do not consider the costs of settling litigation applicable to prior periods to be related to current insurance operations. Stock compensation expense declined in 2009, primarily as a result of the lower stock price caused by the severe market decline in 2009 and the effect it had on values at the time of our annual stock and stock option grants for 2009. Expense related to the new 2009 grants replaced the expense for costlier older grants that became fully vested. Stock compensation expense rose in 2010 as market conditions improved, resulting in higher values for stock and option grants in 2010. Management believes that stock compensation expense will increase slightly in 2011. As stated in Note 14—Business Segments in the Notes to Consolidated Financial Statements, management views stock compensation expense as a corporate expense, and therefore treats it as a Parent Company expense. As described in Note 4—Investments under the caption Other-than-temporary impairments, we wrote down certain Company-occupied real estate because it met our criteria as described in that note for other-than-temporary impairment. As a result, we incurred a pretax charge of $2.1 million in 2008 and $355 thousand in 2009 which are included in Operating expenses in the Consolidated Statements of Operations in the respective year.

Investments.    We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note 14—Business Segments in the Notes to the Consolidated Financial Statements. It is defined as net investment income less both the interest credited to net policy liabilities and the interest cost associated with capital funding or “financing costs.” We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used over $4.2 billion of cash flow to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

Excess Investment Income.    The following table summarizes Torchmark’s investment income and excess investment income.

Analysis of Excess Investment Income

(Dollar amounts in thousands except for per share data)

	2010	2009	2008
Net investment income	$676,364	$632,540	$627,206
Reclassification of low income housing expense	9,153	-0-	-0-
Reclassification of interest amount due to deconsolidation*	(264)	(264)	(264)

Adjusted investment income (per segment analysis)	685,253	632,276	626,942
Interest credited to net insurance policy liabilities:
Interest on reserves	(521,683)	(487,000)	(451,408)
Interest on deferred acquisition costs	208,840	200,042	190,960

Net required	(312,843)	(286,958)	(260,448)
Financing costs	(75,265)	(69,668)	(62,965)

Excess investment income	$297,145	$275,650	$303,529

Excess investment income per diluted share	$3.62	$3.32	$3.43

Mean invested assets (at amortized cost)	$10,836,788	$10,012,673	$9,497,004
Average net insurance policy liabilities**	5,736,662	5,279,621	4,810,093
Average debt and preferred securities (at amortized cost)	1,112,147	1,111,940	945,508

*	Deconsolidation of trusts liable for Trust Preferred Securities required by accounting guidance. See Note 11—Debt in the Notes to Consolidated Financial Statements.
**	Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

Excess investment income increased $21 million or 8% in 2010 over the prior year. Excess investment income declined $28 million or 9% in 2009. On a per diluted share basis, excess investment income rose 9% to $3.62 per share in 2010, after having declined 3% in the prior year. Share purchases caused the 2010 increase in per share excess investment income to be greater than the dollar amount of increase. Likewise, those purchases also caused the decline in per share excess investment income in 2009 to be less than the decline in the dollar amount.

The largest component of excess investment income is net investment income, which rose 8% to $685 million in 2010. It increased 1% to $632 million in 2009 from $627 million in 2008. Presented in the following chart is the growth in net investment income compared with the growth in mean invested assets.

	2010	2009	2008
Growth in net investment income	8.4%	.9%	4.1%
Growth in mean invested assets (at amortized cost)	8.2	5.4	5.0

In 2010, the growth in net investment income exceeded the growth in mean invested assets (at amortized cost) for the first time in many years. One of the primary reasons that investment income has grown at a lower rate than mean invested assets has grown in recent years is that new investments have been made at yield rates lower than the yield rates earned on securities that matured or were otherwise disposed of. Another factor that has contributed to the relatively slower growth rate of investment income is the time lag between the date proceeds from maturities and dispositions are received and the date such proceeds are reinvested. During these lags, we have held cash at lower yields. One of the most important factors contributing to the low growth rate in investment income during 2009 is the fact that, due primarily to uncertainty about liquidity in the financial markets, we held significantly more cash and short term investments during 2009 than we did during 2010 and 2008. Had we not done so, and if short term investment rates had not been much lower during 2009 than in 2008, the growth rate in investment income during 2009 would have been approximately the same as the growth rate in mean assets.

Excess investment income is reduced by interest credited to net insurance policy liabilities and the interest paid on corporate debt. Information about interest credited to policy liabilities is shown in the following table.

Interest Credited to Net Insurance Policy Liabilities

(Dollar amounts in millions)

	Interest Credited	Average Net Insurance Policy Liabilities	Average Crediting Rate
2010
Life and Health	$257.0	$4,668.8	5.50%
Annuity	55.8	1,067.9	5.23

Total	312.8	5,736.7	5.45
Increase in 2010	9.02%	8.66%
2009
Life and Health	$240.8	$4,388.6	5.49%
Annuity	46.2	891.0	5.19

Total	287.0	5,279.6	5.44
Increase in 2009	10.18%	9.76%
2008
Life and Health	$225.0	$4,134.7	5.44%
Annuity	35.4	675.4	5.24

Total	260.4	4,810.1	5.42
Increase in 2008	9.50%	7.92%

The average interest crediting rate has risen in each of the last three years. In 2001, as part of our normal review of policy reserve assumptions, we increased the interest rate assumption 100 basis points (1%) on policies issued after January 1, 2001. As this group of policies becomes a larger proportion of our business, the average crediting rate will continue to increase. For more specific information on life and health crediting rates, please refer to Note 6—Future Policy Benefit Reserves in the Notes to Consolidated Financial Statements.

Excess investment income is also impacted by financing costs. Financing costs for the investment segment primarily consist of interest on our various debt instruments and are deducted from excess investment income. The table below reconciles interest expense per the Consolidated Statements of Operations to financing costs.

Reconciliation of Interest Expense to Financing Costs

(Amounts in thousands)

	2010	2009	2008
Interest expense per Consolidated Statements of Operations	$75,529	$69,932	$63,229
Reclassification of interest due to deconsolidation(1)	(264)	(264)	(264)

Financing costs	$75,265	$69,668	$62,965

(1)	See Principles of Consolidation in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements for an explanation of deconsolidation.

The table below presents the components of financing costs.

Analysis of Financing Costs

(Amounts in thousands)

	2010	2009	2008
Interest on funded debt	$72,889	$64,369	$53,412
Interest on short-term debt	2,589	5,513	9,770
Other	51	50	47
Reclassification of interest due to deconsolidation	(264)	(264)	(264)

Financing costs	$75,265	$69,668	$62,965

Financing costs increased $6 million or 8% in 2010. They rose $7 million or 11% in 2009. The increases in financing costs in both years reflect the issuance in June 2009 of $300 million principal amount 9 ¼% Senior Notes due in 2019. In 2010, we incurred a full year of interest on this issue. The increase in 2009 was partially offset by the maturity in August 2009 of $99 million principal amount 8 ¼% Senior Debentures. Short-term interest expense has trended downward over the past three years, decreasing $3 million in 2010 after having declined $4 million in 2009. These declines have resulted from significantly lower interest rates when compared with the respective prior year. The 2010 decrease was also impacted by a 22% decline in the average balance of commercial paper outstanding compared with 2009.

Excess investment income benefits from increases in long-term rates available on new investments and decreases in short-term borrowing rates. Of these two factors, higher investment rates have the greater impact because the amount of cash that we invest is significantly greater than the amount that we borrow at short-term rates.

Investment Acquisitions.    Torchmark’s current investment policy calls for investing almost exclusively in investment-grade fixed maturities generally with long maturities (maturity date more than 20 years after acquisition date) that meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our strong positive cash flows are generally stable and predictable. If such longer-term securities do not meet our quality and yield objectives, we consider investing in short-term securities, taking into consideration the slope of the yield curve and other factors at the time. During calendar years 2008 through 2010, Torchmark invested almost exclusively in fixed-maturity securities.

The following table summarizes selected information for fixed-maturity purchases. The effective annual yield shown in the table is the yield calculated to the potential termination date that produces the lowest yield. This date is commonly known as the “worst call date.” Two different average life calculations are shown, average life to the next call date and average life to the maturity date.

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the Year
	2010	2009	2008
Cost of acquisitions:
Investment-grade corporate securities	$1,478.5	$1,431.6	$986.4
Taxable municipal securities	201.2	754.4	3.6
Other investment-grade securities	33.7	15.4	44.2

Total fixed-maturity acquisitions	$1,713.4	$2,201.4	$1,034.2

Effective annual yield (one year compounded*)	5.89%	6.43%	7.21%
Average life (in years, to next call)	24.2	16.3	23.3
Average life (in years to maturity)	26.1	21.2	31.0
Average rating	A-	A	A
* Tax-equivalent basis, where the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

We prefer to invest primarily in bonds that are not callable (on other than a make-whole basis) prior to maturity, but we periodically invest some funds in callable bonds when the incremental yield available on such bonds warrants doing so. For investments in callable bonds, the actual life of the investment will depend on whether or not (and if so, when) the issuer calls the investment prior to the maturity date. Given our investments in callable bonds, the actual average life of our investments can not be known at the time of the investment. However, the average life will not be less than the average life to next call and will not exceed the average life to maturity. Data for both of these average life measures is provided in the above chart. The average life of funds invested in 2009 (to both next call and maturity) was lower than that of funds invested during 2008 and 2010 due to actions taken for statutory capital management purposes and the limited availability of longer term investments.

During the three years 2008 through 2010, we have invested primarily in investment-grade corporate bonds. During 2008, we invested a considerable amount of the funds in trust preferred securities and redeemable preferred stocks with longer scheduled maturity dates, often exceeding 30 years. In virtually all cases, such securities are callable many years prior to the scheduled maturity date. During 2009 and 2010, we acquired a significant amount of taxable municipal bonds, primarily Build America Bonds authorized by the American Recovery and Retirement Act of 2009. In assessing the creditworthiness of these bonds, we took into account the geographic location of the municipalities. The investments in these municipal bonds consisted almost exclusively of general obligation bonds and revenue bonds for essential services.

New cash flow available to us for investment has been affected by issuer calls as a result of the low-interest environment experienced during the past three years, although this effect has diminished each successive year. Issuers are more likely to call bonds when rates are low because they often can refinance them at a lower cost. Calls increase funds available for investment, but they can have a negative impact on investment income if the proceeds from the calls are reinvested in bonds that have lower yields than that of the bonds that were called. Issuer calls were $109 million in 2010, $181 million in 2009, and $238 million in 2008. The higher level of acquisitions in 2009 was primarily due to the additional cash flow available from the special sales transactions noted below.

Sales transactions.    As disclosed in Note 4—Investments, the Company sold $703 million of fixed maturities at amortized cost in the third quarter of 2009, including $293 million of below- investment-grade securities. The market value for some of these securities increased significantly during the period to a level where, even though the sales price was less than amortized cost, management determined that better risk-adjusted returns could be achieved by selling rather than continuing to hold the securities. Other securities were sold at prices that produced gains to offset these losses for tax purposes. Due in large part to selling below-investment-grade securities and reinvesting the proceeds in investment-grade securities, below-investment-grade securities as a percentage of total fixed maturities at amortized cost declined from 15% at June 30, 2009 to 9% at December 31, 2009. The reduction in below-investment-grade securities had a positive impact on the risk-based capital position of our insurance subsidiaries.

Portfolio Analysis.    Because Torchmark has recently invested almost exclusively in fixed-maturity securities, the relative percentage of our assets invested in various types of investments varies from industry norms. The following table presents a comparison of Torchmark’s components of invested assets at amortized cost as of December 31, 2010 with the latest industry data.

	Torchmark
	Amount (in millions)%		Industry %(1)
Bonds	$9,124	80%	75%
Preferred stock (redeemable and perpetual)(2)	1,326	12	0
Common stocks	1	0	2
Mortgage loans	14	0	10
Real estate	2	0	1
Policy loans	378	3	4
Other invested assets	26	0	4
Cash and short terms	583	5	4

	$11,454	100	100

(1) Latest data available from the American Council of Life Insurance as of December 31, 2009. (2) Includes redeemable preferred of $1.3 billion or 12% and perpetual preferred of $14 million or 0%.

At December 31, 2010, approximately 94% of our investments at book value were in a diversified fixed-maturity portfolio. Policy loans, which are secured by policy cash values, made up an additional 3%. The remaining balance was comprised of other investments including equity securities, mortgage loans, and other long-term and short-term investments.

Because fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities. An analysis of our fixed-maturity portfolio by component at December 31, 2010 and December 31, 2009 is as follows:

Fixed Maturities by Component

At December 31, 2010

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					Amortized Cost	Fair Value
Corporates	$7,708	$423	$(210)	$7,921	74%	75%
Redeemable preferred stock	1,312	36	(80)	1,268	13	12
Municipals	1,212	11	(42)	1,181	12	12
Government-sponsored enterprises	58	-0-	(1)	57	1	1
Governments & agencies	35	2	-0-	37	-0-	-0-
Residential mortgage-backed securities	16	2	-0-	18	-0-	-0-
Commercial mortgage-backed securities	-0-	-0-	-0-	-0-	-0-	-0-
Collateralized debt obligations	57	-0-	(34)	23	-0-	-0-
Other asset-backed securities	37	2	(1)	38	-0-	-0-

Total fixed maturities	$10,435	$476	$(368)	$10,543	100%	100%

Fixed Maturities by Component

At December 31, 2009

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					Amortized Cost	Fair Value
Corporates	$6,964	$212	$(419)	$6,757	73%	74%
Redeemable preferred stock	1,353	23	(206)	1,170	14	13
Municipals	1,012	5	(30)	987	11	11
Government-sponsored enterprises	83	-0-	(6)	77	1	1
Governments & agencies	33	1	-0-	34	-0-	-0-
Residential mortgage-backed securities	18	2	-0-	20	-0-	-0-
Commercial mortgage-backed securities	2	-0-	-0-	2	-0-	-0-
Collateralized debt obligations	55	-0-	(37)	18	1	-0-
Other asset-backed securities	39	1	(1)	39	-0-	1

Total fixed maturities	$9,559	$244	$(699)	$9,104	100%	100%

At December 31, 2010, fixed maturities had a fair value of $10.5 billion, compared with $9.1 billion at December 31, 2009. At December 31, 2010, fixed maturities were in a $108 million net unrealized gain position compared with an unrealized loss position of $455 million at December 31, 2009. Approximately 74% of our fixed maturity assets at December 31, 2010 at amortized cost were corporate bonds and 13% were redeemable preferred stocks. This compares with 73% corporate bonds and 14% redeemable preferred stocks at year end 2009. At December 31, 2010, less than 2% of the assets at amortized cost were residential mortgage-backed securities, other asset-backed securities, and collateralized debt obligations (CDOs). The $57 million of CDOs at amortized cost made up less than 1% of the assets and are backed primarily by trust preferred securities issued by banks and insurance companies. The $16 million of mortgage-backed securities are rated AAA. For more information about our fixed-maturity portfolio by component at December 31, 2010 and 2009, including an analysis of unrealized investment losses and a schedule of maturities, see Note 4—Investments in the Notes to Consolidated Financial Statements.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At December 31, 2010	At December 31, 2009
Average annual effective yield (1)	6.63%	6.80%
Average life, in years, to:
Next call (2)	16.6	15.4
Maturity (2)	22.3	21.9
Effective duration to:
Next call (2), (3)	9.0	8.2
Maturity (2), (3)	10.9	10.2
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

Credit Risk Sensitivity.    Credit risk is the level of certainty that a security’s issuer will maintain its ability to honor the terms of that security until maturity. Approximately 87% of our fixed-maturity holdings at book value are in corporate securities (including redeemable preferred and asset-backed securities). As we continue to invest in corporate bonds with relatively long maturities, credit risk is a concern. We mitigate this ongoing risk, in part, by acquiring investment-grade bonds and by analyzing the financial fundamentals of each prospective issuer. We continue to monitor the status of issuers on an ongoing basis. We also seek to reduce credit risk by maintaining investments in a large number of issuers over a wide range of industry sectors.

The following table presents the relative percentage of our fixed maturities by industry sector at December 31, 2010.

Fixed Maturities by Sector At December 31, 2010 (Dollar amounts in millions)
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					At Amortized Cost	At Fair Value
Financial - Life/Health/PC Insurance	$1,677	$43	$(101)	$1,619	16%	15%
Financial - Bank	1,487	43	(70)	1,460	14	14
Financial - Financial Guarantor	79	-0-	(28)	51	1	1
Financial - Insurance Broker	47	-0-	(2)	45	-0-	-0-
Financial - Other	376	24	(24)	376	4	4
Utilities	1,588	94	(17)	1,665	15	16
Energy	1,039	65	(7)	1,097	10	11
Consumer Non-cyclical	510	40	(4)	546	5	5
Consumer Cyclical	302	12	(10)	304	3	3
Communications	450	28	(12)	466	4	4
Basic Materials	686	46	(5)	727	6	7
Transportation	297	21	(2)	316	3	3
Other Industrials	441	23	(9)	455	4	4
Collateralized debt obligations	57	-0-	(34)	23	1	-0-
Mortgage-backed securities	16	2	-0-	18	-0-	-0-
Government	1,306	12	(43)	1,275	13	12
Technology	77	23	-0-	100	1	1

Total fixed maturities	$10,435	$476	$(368)	$10,543	100%	100%

At December 31, 2010, approximately 35% of the fixed maturity assets at amortized cost (34% at fair value) were in the financial sector, including 16% in life and health or property casualty insurance companies and 14% in banks at amortized cost. Financial guarantors, mortgage insurers, and insurance brokers comprised approximately 5% of the portfolio. After financials, the next largest sector was utilities, which comprised 15% of the portfolio at amortized cost. The balance of the portfolio is spread among 268 issuers in a wide variety of sectors. As previously noted, gross unrealized losses were $368 million at December 31, 2010, declining from $699 million a year earlier. As shown in the chart above, the portfolio was in a net unrealized gain position at December 31, 2010, compared with a net unrealized loss position at the prior year end. Approximately 60% of the change in the fair value relative to amortized cost in 2010 was attributable to improvements in the financial sectors, while the remaining 40% was in the non-financial sectors. As discussed in Note 4—Investments, we believe much of the unrealized losses experienced in 2008 and 2009 were attributable to illiquidity in the financial markets. We expect to recover the full book value of our investments in impaired securities.

As shown in the table above, the ratio of gross unrealized losses to book value was greater than 45% for our investments in CDOs and the financial guarantor sector. We evaluated each of the impaired securities in these and all other sectors to determine whether or not any of the impairments were other-than-temporary. Certain information about our evaluation of the impaired securities in the CDO and monoline insurer sectors is provided in the following paragraphs.

At December 31, 2010, we held investments in five different CDOs. In our opinion, our investments in four of these CDOs were other-than-temporarily impaired. Three of these CDOs have been written down to a carrying value of zero. The fourth is carried at a value of $34 million, less than the present value of discounted future cash flows at original purchase yield but greater than its fair value of $17 million. The fifth CDO ($22 million amortized cost and $6 million fair value) we believe was not other-than-temporarily impaired. At December 31, 2009, the four CDOs that were other-than-temporarily impaired had an amortized cost of $34 million ($13 million fair value). The CDO that was not other-than-temporarily impaired had an amortized cost of $21 million ($5 million fair value). In reaching these conclusions concerning other-than-temporary impairment, we reviewed and discussed with the collateral managers of each of these CDOs the current status of the collateral underlying our investments, the credit events (defaults and deferrals in underlying collateral) experienced to date, and the possibility of future credit events. We calculated expected future cash flows using assumptions for expected future credit events that reflect actual historical experience and expected future experience. We reviewed the actual versus expected cash flows received to date and the impact that potential future credit events would have on our expected future cash flows. We calculated the magnitude of future credit events that could be experienced without negatively impacting the recovery of our investment and our expected yield rate. While there is a possibility that future credit events will exceed our current expectations, we believe there is ample evidence to support our conclusions.

Also at December 31, 2009, we held investments issued by five different monoline insurers. In our opinion, our investments in three of these monoline insurers ($9 million amortized cost and $10 million fair value) were other-than-temporarily impaired. These securities were sold in 2010 for $12 million for a realized gain of $3 million. Our investments in the other two monoline insurers ($83 million amortized cost and $37 million fair value at December 31, 2009) were not believed to be other-than-temporarily impaired. At December 31, 2010, these two investments were carried at an amortized cost of $84 million (fair value $56 million). We collected and analyzed a significant amount of information to form opinions about the reasons for the severity of our impairments, including the illiquidity of some of our holdings (and its impact on fair values), the expected future experience in the mortgage market, and the reasonable expectation of the receipt of all future contractual interest and principal payments for these investments. We reviewed news and information about the economy and the mortgage market in general and about the issuers of our investments. We reviewed and analyzed financial statements and had discussions with sell-side and independent credit analysts who follow this sector, certain regulators, and members of the management teams of some of the issuers of our investments. While there is a possibility that future experience in the mortgage markets will differ from our current expectations, we believe there is ample evidence to support our conclusions.

An analysis of the fixed-maturity portfolio by a composite rating at December 31, 2010 is shown in the table below.

Fixed Maturities by Rating

At December 31, 2010

(Dollar amounts in millions)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$469	4	$458	4
AA	1,147	11	1,163	11
A	2,901	28	3,033	29
BBB+	2,053	20	2,121	20
BBB	1,943	19	1,988	19
BBB-	1,060	10	1,049	10

Investment grade	9,573	92	9,812	93

Below investment grade:
BB	419	4	400	4
B	292	3	226	2
Below B	151	1	105	1

Below investment grade	862	8	731	7

	$10,435	100%	$10,543	100%

The portfolio has a weighted average quality rating of BBB+ based on amortized cost. Approximately 92% of the portfolio at amortized cost was considered investment grade. Our investment portfolio contains no securities backed by sub-prime or Alt-A mortgages (loans for which some of the typical documentation was not provided by the borrower). We have no direct investments in residential mortgages, nor do we have any counterparty risks as we are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending. There are no off-balance sheet investments, as all investments are reported on our Consolidated Balance Sheets. At December 31, 2010, we had $22 million at fair value ($57 million book value) invested in CDOs, for which the composite rating at that date was C+. The collateral underlying these CDOs is primarily trust preferred securities issued by banks and insurance companies, and no sub-prime or Alt-A mortgages are included in the collateral.

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

The following table illustrates the market risk sensitivity of our interest-rate sensitive fixed-maturity portfolio at December 31, 2010 and 2009. This table measures the effect of a change in interest rates (as represented by the U.S. Treasury curve) on the fair value of the fixed-maturity portfolio. The data measures the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

	Market Value of Fixed Maturity Portfolio ($ millions)
Change in Interest Rates (in basis points)	At December 31, 2010	At December 31, 2009
-200	$12,919	$11,203
-100	11,656	10,070
-0-	10,543	9,104
100	9,559	8,276
200	8,686	7,561

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

The following table summarizes our tax-effected realized gains (losses) by component for each of the years in the three-year period ended December 31, 2010.

Analysis of Realized Gains (Losses), Net of Tax

(Dollar amounts in thousands, except for per share data)

	Year Ended December 31,
	2010		2009		2008
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Fixed maturities and equities:
Sales	$10,699	$0.13	$7,727	$0.09	$(453)	$-0-
Called or tendered	17,265	0.21	1,878	0.02	(807)	(.01)
Writedowns*	(3,152)	(0.04)	(94,234)	(1.13)	(68,907)	(.78)
Real estate:
Sales	62	-0-	(83)	-0-	1,160	.01
Writedowns*	-0-	-0-	(133)	-0-	(718)	(.01)
Loss on redemption of debt	(1,070)	(0.01)	(1)	-0-	-0-	-0-
Other	466	0.01	(499)	(0.01)	(177)	-0-

Total	$24,270	$0.30	(85,345)	(1.03)	(69,902)	(.79)

*	Written down due to other-than-temporary impairment.

As described in Note 4—Investments under the caption Other-than temporary impairments in the Notes to Consolidated Financial Statements, we wrote certain securities down to fair value during each year 2008 through 2010 as a result of other-than-temporary impairment. The impaired securities met our criteria for other-than-temporary impairment as discussed in Note 4 and in our Critical Accounting Policies in this report. The writedowns resulted in pretax charges of $5 million in 2010 ($3 million after tax), $143 million in 2009 ($94 million after tax), and $106 million in 2008 ($69 million after tax). The 2009 charge included $83 million on CDOs ($55 million after tax) and $24 million on monoline financial guarantors and mortgage insurers ($16 million after tax). The remaining writedowns in 2009 were from losses on a variety of corporate bonds. In 2008, the significant bonds written down were Lehman Brothers bonds of $74 million pretax ($48 million after tax) and Washington Mutual bonds of $19 million pretax ($12 million after tax). Other writedowns in 2008 included perpetual preferred stocks of Federal National Mortgage Association and certain non-financial securities.

Additionally, as described in Note 4, we wrote down a real estate investment to fair value in 2008, resulting in a loss of $1.1 million ($718 thousand after tax). We wrote down an additional $205 thousand ($133 thousand after tax) in 2009 on this investment. In 2010, we acquired $7.3 million book value of our 9 1/4% Senior Notes at a cost of $8.9 million, resulting in an after-tax loss on debt redemption of $1.1 million.

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

Parent Company Liquidity.    Cash flows from the insurance subsidiaries are used to pay Parent Company dividends on common and preferred stock, interest and principal repayments on Parent Company debt, and operating expenses of the Parent. In 2010, the Parent received $401 million of dividends and transfers from its insurance subsidiaries, as compared with $392 million in 2009 and $437 million in 2008. After paying debt obligations, shareholder dividends, and other expenses (but before share repurchases), Torchmark Parent had excess operating cash flow in 2010 of approximately $269 million. Parent Company cash flow in excess of its operating requirements is available for other corporate purposes, such as strategic acquisitions or share repurchases. In 2011, it is expected that the Parent Company will receive $742 million in dividends from subsidiaries, including approximately $305 million of the proceeds from the sale of United Investors, and that approximately $655 million will be available as excess cash flow. Certain restrictions exist on the payment of these dividends. For more information on the restrictions on the payment of dividends by subsidiaries, see the restrictions section of Note 12—Shareholders’ Equity in the Notes to Consolidated Financial Statements. Although these restrictions exist, dividend availability from subsidiaries historically has been sufficient for the cash flow needs of the Parent Company. As additional liquidity, the Parent held $63 million of cash and short-term investments at December 31, 2010, compared with $155 million a year earlier. The Parent also had available a $138 million receivable from subsidiaries at December 31, 2010.

Short-Term Borrowings. An additional source of parent company liquidity is a line of credit facility with a group of lenders which allows unsecured borrowings and stand-by letters of credit up to $600 million. As described in the Commercial Paper section of Note 11—Debt in the Notes to Consolidated Financial Statements, this facility was entered into on December 10, 2010 and replaced an earlier $600 million facility which would have expired in August, 2011. As of December 31, 2010, we had available $203 million under this facility. For detailed information about this new line of credit facility, see the Commercial Paper section of Note 11—Debt.

The following table presents certain information about our short-term borrowings, all of which was commercial paper during the two years ending December 31, 2010 and December 31, 2009.

Short-term Borrowings—Commercial Paper

(Dollar amounts in millions)

	For the year		At December 31,
	2010	2009	2010	2009
At end of period:
Balance			$199.0	$233.4
Daily-weighted average interest rate*			0.45%	0.45%
Letters of credit outstanding	N/A	N/A	$198.0	$199.7
Remaining amount available under credit line			$203.0	$166.9

Average balance outstanding during period:
Balance	$196.3	$251.5
Daily-weighted average interest rate*	.43%	1.10%	N/A	N/A

Maximum daily amount outstanding during period	$250.0	$325.0

*	Annualized

There have been no difficulties in accessing the commercial paper market under this facility during the years ending December 31, 2010 and 2009.

In summary, Torchmark expects to have readily available funds for 2011 and the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries through internally generated cash flow and the credit facility. In the unlikely event that more liquidity is needed, the Company could generate additional funds through multiple sources including, but not limited to, the issuance of additional debt, a short-term credit facility, and intercompany borrowing.

Consolidated Liquidity. Consolidated net cash inflows provided from operations were $1.03 billion in 2010, compared with $976 million in 2009, and $731 million in 2008. In addition to cash inflows from operations, our companies have received $321 million in investment calls and tenders and $318 million of scheduled maturities or repayments during 2010. Maturities, tenders, and calls totaled $761 million in 2009 and $581 million in 2008.

Our cash and short-term investments were $582 million at year-end 2010 and $529 million at year-end 2009. Included in cash at December 31, 2010 was the $343 million of proceeds received from the sale of United Investors on that date. Additionally, we have a portfolio of marketable fixed and equity securities that are available for sale in the event of an unexpected need. These securities had a fair value of $10.5 billion at December 31, 2010. However, our strong cash flows from operations, investment maturities, and the availability of our credit line make any need to sell securities for liquidity unlikely.

Off-Balance Sheet Arrangements.    As fully described and discussed in Note 11—Debt in the Notes to the Consolidated Financial Statements and under the subcaption Funded Debt, Torchmark had outstanding $120 million (par amount) 7.1% Trust Preferred Securities at both December 31, 2010 and 2009. The capital trust liable for these securities is the legal entity which is responsible for the securities and facilitates the payment of dividends to shareholders. The trust is an off-balance sheet arrangement which we are required to deconsolidate in accordance with GAAP rules. Deconsolidation is required because the capital trust is considered to be a variable interest entity in which we have no variable interest. Therefore Torchmark is not the primary beneficiary of the entity, even though we own all of the entity’s voting equity and have guaranteed the entity’s performance. While these liabilities are not on our Consolidated Balance Sheets, they are represented by Torchmark’s 7.1% Junior Subordinated Debentures due to the trust. These Junior Subordinated Debentures were a Torchmark liability of $124 million par and book value at both December 31, 2010 and 2009. These securities are indicated as a capital resource to us under the caption Capital Resources in this report. The 7.1% preferred dividends due to the preferred shareholders are funded by our 7.1% interest payment on our debt to the trusts. As described in Note 15—Commitments and Contingencies in the Notes to Consolidated Financial Statements, we have guaranteed the performance of the capital trust to meet its financial obligations to the Trust Preferred shareholders.

As a part of its above-mentioned credit facility, Torchmark has outstanding $198 million in stand-by letters of credit. However, these letters are issued among our subsidiaries and have no impact on company obligations as a whole.

As of December 31, 2010, we had no other significant unconsolidated affiliates and no guarantees of the obligations of third-party entities other than as described above. All of our guarantees, other than the Trust Preferred guarantee, were guarantees of the performance of consolidated subsidiaries, as disclosed in Note 15—Commitments and Contingencies.

The following table presents information about future payments under our contractual obligations for the selected periods as of December 31, 2010.

(Amounts in millions)

	Actual Liability	Total Payments	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Fixed and determinable:
Debt—principal(1)	$1,112	$1,125	$199	$94	$250	$582
Debt—interest(2)	7	812	72	143	131	466
Capital leases	-0-	-0-	-0-	-0-	-0-	-0-
Operating leases	-0-	17	4	5	4	4
Purchase obligations	122	122	66	56	-0-	-0-
Pension obligations(3)	49	169	13	28	31	97
Uncertain tax positions(4)	1	1	-0-	1	-0-	-0-
Future insurance obligations(5)	9,150	39,653	1,205	2,336	2,248	33,864

Total	$10,440	$41,899	$1,559	$2,663	$2,664	$35,013

(1)	Funded debt is itemized in Note 11—Debt in the Notes to Consolidated Financial Statements and includes short-term commercial paper.
(2)	Interest on debt is based on our fixed contractual obligations.
(3)	Pension obligations are primarily liabilities in trust funds that are calculated in accordance with the terms of the pension plans. They are offset by invested assets in the trusts, which are funded through periodic contributions by Torchmark in a manner which will provide for the settlement of the obligations as they become due. Therefore, our obligations are offset by those assets when reported on Torchmark’s Consolidated Balance Sheets. At December 31, 2010, these pension obligations were $286 million, but there were also assets of $237 million in the pension entities. The schedule of pension benefit payments covers ten years and is based on the same assumptions used to measure the pension obligations, except there is no interest assumption because the payments are undiscounted. Please refer to Note 10—Postretirement Benefits in the Notes to Consolidated Financial Statements for more information on pension obligations.
(4)	Uncertain tax positions do not include $40 thousand of accrued interest. See Note 9—Income Taxes in the Notes to Consolidated Financial Statements for more information.
(5)	Future insurance obligations consist primarily of estimated future contingent benefit payments on policies in force at December 31, 2010. These estimated payments were computed using assumptions for future mortality, morbidity and persistency. The actual amount and timing of such payments may differ significantly from the estimated amounts shown. Management believes that the assets supporting the liability of $9.2 billion at December 31, 2010, along with future premiums and investment income, will be sufficient to fund all future insurance obligations.

Capital Resources.    Torchmark’s capital structure consists of short-term debt (the commercial paper facility described in Note 11—Debt in the Notes to Consolidated Financial Statements), long-term funded debt, Junior Subordinated Debentures supporting its Trust Preferred Securities, and shareholders’ equity. The Junior Subordinated Debentures are payable to Torchmark’s Capital Trust III which is liable for its Trust Preferred Securities. In accordance with GAAP, these instruments are included in “Due to affiliates” on the Consolidated Balance Sheets. A complete analysis and description of long-term debt issues outstanding is presented in Note 11—Debt in the Notes to Consolidated Financial Statements.

The carrying value of the funded debt was $913 million at December 31, 2010, compared with $920 million a year earlier. As fully explained in Note 11—Debt, we issued $300 million principal amount of 9¼% Senior Notes due in 2019 in June of 2009 for proceeds of $296 million. A portion of these proceeds were used to repay the $99 million due upon the August, 2009 maturity of our 8¼% Senior Debentures. Of the $197 million balance of the proceeds, $175 million was contributed as capital to our insurance subsidiaries in 2009. The subsidiaries then in turn invested these funds in investment-grade corporate bonds and municipal bonds. The capital contributions were made as a result of our desire to maintain subsidiary regulatory capital at levels adequate to meet the requirements of rating agencies.

Poor economic conditions experienced during 2009 caused the ratings of many bonds in our insurance subsidiaries’ portfolios to be downgraded and also resulted in increased other-than-temporary impairments taken. This large volume of ratings downgrades and impairments in 2009 had a significant negative effect on the subsidiaries’ regulatory capital. Our insurance subsidiaries generally target a capital ratio of at least 325% of required regulatory capital under Risk-Based Capital (RBC), a formula designed by insurance regulatory authorities to monitor the adequacy of capital. The 325% target is considered sufficient for the subsidiaries because of their strong reliable cash flows, the relatively low risk of their product mix, and because that ratio is in line with rating agency expectations for Torchmark. RBC was favorably impacted in 2009 by these capital contributions and the sales of below-investment-grade securities discussed under the caption Investments—Sales Transactions in this report. Improvements in financial markets in 2010 which resulted in rating upgrades in the bond portfolios further strengthened the capital position of our insurance subsidiaries in 2010. At both December 31, 2010 and 2009, our insurance subsidiaries in the aggregate had RBC ratios in excess of 350%. Should we experience additional impairments and ratings downgrades in the future and the ratio falls below 325%, management has available cash on hand and a credit line at the Parent Company to make additional contributions as necessary to maintain the ratios at or above 325%.

As noted under the caption Highlights in this report, we reactivated our share repurchase program during the first quarter of 2010. We previously had suspended the program indefinitely in March, 2009 due to general economic conditions at that time. Under this program, we acquired 4 million shares at a cost of $204 million in 2010 (average of $53.51 million per share), 2 million shares for $47 million in 2009, and 8 million shares for $427 million in 2008. The majority of purchased shares are retired each year. Please refer to the description of our share repurchase program under the caption Highlights in this report.

Torchmark has recently increased the dividend on its common shares. In the first quarter of 2010, the dividend was increased from $.14 per share to $.15 per share and in the fourth quarter of 2010, it was further increased to $.16 per share.

Shareholders’ equity was $4.0 billion at December 31, 2010, compared with $3.4 billion at December 31, 2009. During the twelve months since December 31, 2009, shareholders’ equity was reduced by the $204 million in share purchases but has been increased by after tax unrealized gains of $345 million in the fixed maturity portfolio as conditions in financial markets have improved. As explained in Note 4—Investments—unrealized loss analysis, unrealized losses in 2008 and early 2009 resulted primarily from illiquidity in the financial markets as a result of general economic conditions.

We plan to use excess cash as efficiently as possible in the future but we will be cautious in doing so. Excess cash flow could be used for share repurchases, acquisitions, increases in shareholder dividends, investment in fixed maturities, or repayment of short-term debt. We will determine the best use of excess cash after ensuring that desired capital levels are maintained in our companies.

We maintain a significant available-for-sale fixed-maturity portfolio to support our insurance policyholders’ liabilities. Current accounting guidance requires that we revalue our portfolio to fair market value at the end of each accounting period. The period-to-period changes in fair value, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity. Changes in the fair value of the portfolio can result from changes in interest rates and liquidity in financial markets. While invested assets are revalued, accounting rules do not permit interest-bearing insurance policy liabilities to be valued at fair value in a consistent manner as assets, with changes in value applied directly to shareholders’ equity. Due to the size of our policy liabilities in relation to our shareholders’ equity, this inconsistency in measurement usually has a material impact on the reported value of shareholders’ equity. If these liabilities were revalued in the same manner as the assets, the effect on equity would be largely offset. Fluctuations in interest rates cause undue volatility in the period-to-period presentation of our shareholders’ equity, capital structure, and financial ratios which would be essentially removed if interest-bearing liabilities were valued in the same manner as assets. Recently, the market value of our fixed maturity portfolio had been depressed as a result of bond market illiquidity resulting in a significant decrease in shareholders’ equity. Because of the long-term nature of our fixed maturities and liabilities and the strong cash flows generated by our insurance subsidiaries, we have the intent and ability to hold our securities to maturity. As such, we do not expect to incur losses due to fluctuations in market value of fixed maturities caused by interest rate changes and temporarily illiquid markets. Accordingly, our management, credit rating agencies, lenders, many industry analysts, and certain other financial statement users prefer to remove the effect of this accounting rule when analyzing our balance sheet, capital structure, and financial ratios.

The following tables present selected data related to our capital resources. Additionally, the tables present the effect of this accounting guidance on relevant line items, so that investors and other financial statement users may determine its impact on Torchmark’s capital structure.

Selected Financial Data

	At December 31, 2010		At December 31, 2009
	GAAP	Effect of Accounting Rule Requiring Revaluation*	GAAP	Effect of Accounting Rule Requiring Revaluation*
Fixed maturities (millions)	$10,543	$107	$9,104	$(456)
Deferred acquisition costs (millions)	3,406	(4)	3,320	28
Total assets (millions)	16,160	103	16,024	(428)
Short-term debt (millions)	199	-0-	233	-0-
Long-term debt (millions) **	913	-0-	920	-0-
Shareholders’ equity (millions)	4,016	67	3,399	(278)

Book value per diluted share	49.86	.83	40.87	(3.35)
Debt to capitalization ***	21.7%	(0.3)%	25.3%	1.5%

Diluted shares outstanding (thousands)	80,543		83,159
Actual shares outstanding (thousands)	79,243		82,841

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item
**	Includes Torchmark’s 7.1% Junior Subordinated Debentures in 2010 and 2009 in the amount of $124 million.
***	Torchmark’s debt covenants require that the effect of the accounting rule requiring revaluation be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of debt and shareholders’ equity.

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

The fixed maturity portfolio contained $1.8 billion in net unrealized investment losses at year end 2008 ($1.1 billion after tax and the associated adjustment to deferred acquisition costs) including fixed maturities in the subsidiary sold in 2010. These unrealized losses are believed by management to have been brought on by widening credit spreads in financial markets, and were the primary factor in the decline in our shareholders’ equity in 2008. In 2009, as conditions in financial markets began to improve, unrealized losses declined $1.3 billion ($.9 billion after tax). As financial markets continued to improve in 2010, the $456 million of unrealized losses at year end 2009 in the fixed maturity portfolio turned into $107 million of unrealized gains, a positive change of $531 million after taking into account the adjustment of $32 million to deferred acquisition costs ($345 million after tax). Torchmark’s ratio of earnings before interest and taxes to interest requirements (times interest earned) was 11.3 times in 2010, compared with 9.3 times in 2009 and 10.9 times in 2008. This times-interest-earned ratio is computed by dividing interest expense into the sum of pre-tax income from continuing operations and interest expense. A discussion of our interest expense is included in the discussion of financing costs under the caption Investments in this report.

Credit Ratings. The chart below presents Torchmark’s credit ratings as of December 31, 2010.

	Standard & Poor’s	Moody’s	A.M. Best	Fitch
Commercial Paper	A-1	P-2	AMB-1	F-2
Funded Debt	A	Baa1	a-	BBB+
Preferred Stock	BBB+	Baa2	bbb	BBB-

During the three year period ended December 31, 2010, each of the rating agencies revised the outlook for Torchmark from stable to negative and then back to stable. Reasons cited for the negative outlook included increased risk in our investment portfolio, tighter liquidity, and reduced financial flexibility. Reasons cited for the revision back to a stable outlook included improved financial flexibility, increased capital levels at the insurance subsidiaries, the decrease in unrealized losses, and strong operating performance.

The credit quality of Torchmark’s debt instruments and capital securities are rated by various rating agencies. During 2009, A. M. Best downgraded our preferred stock from bbb+ to bbb. Also in 2009, Fitch downgraded our Senior Debt from A to BBB+ (two notches), our preferred stock from A- to BBB (two notches), and our commercial paper from F1 to F2 (one notch). Fitch stated that the downgrades were a result of the weakness in the statutory capital position of Torchmark’s insurance subsidiaries brought on by the ratings downgrades of fixed maturity securities held in the subsidiaries’ investment portfolios. They also expressed concern with the level of intercompany financing by the Parent Company from the subsidiaries, the ongoing exposure to financial market turmoil, and the expectation of continued investment deterioration going forward. In January, 2010, Fitch further downgraded our preferred stock one notch to BBB-. At that time, Fitch downgraded over 200 hybrid securities issued by insurance industry entities, as their assessments of these securities in our industry changed.

The financial strength of our major insurance subsidiaries is also rated by Standard & Poor’s and A. M. Best. The following chart presents these ratings for our four largest insurance subsidiaries at December 31, 2010.

	Standard & Poor’s	A.M. Best
Liberty	AA-	A+ (Superior)
Globe	AA-	A+ (Superior)
United American	AA-	A+ (Superior)
American Income	AA-	A+ (Superior)

A.M. Best states that it assigns an A+ (Superior) rating to those companies which, in its opinion, have demonstrated superior overall performance when compared to the norms of the life/health insurance industry. A+ (Superior) companies have a superior ability to meet their obligations to policyholders over a long period of time. The A.M. Best A (Excellent) rating is assigned to those companies which, in its opinion, have demonstrated excellent overall performance when compared to the norms of the life/health insurance industry. A (Excellent) companies have an excellent ability to meet their obligations to policyholders over a long period of time.

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

TRANSACTIONS WITH RELATED PARTIES

Information regarding related party transactions is found in Note 16—Related Party Transactions in the Notes to Consolidated Financial Statements.

OTHER ITEMS

Litigation.    Torchmark and its subsidiaries are subject to being named as parties to pending or threatened litigation, much of which involves punitive damage claims based upon allegations of agent misconduct at the insurance subsidiaries. Such punitive damage claims that are tried in Alabama state courts may have the potential for significant adverse results since punitive damages in Alabama are based upon the compensatory damages (including mental anguish) awarded and the discretion of the jury in awarding compensatory damages is not precisely defined. Additionally, it should be noted that our subsidiaries actively market insurance in the State of Mississippi, a jurisdiction which is nationally recognized for large punitive damage verdicts. This bespeaks caution since it is impossible to predict the likelihood or extent of punitive damages that may be awarded if liability is found in any given case. Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, contingent liabilities arising from threatened and pending litigation are not presently considered by us to be material. For more information concerning litigation, please refer to Note 15—Commitments and Contingencies in the Notes to the Consolidated Financial Statements.

NEW UNADOPTED ACCOUNTING RULES

The FASB has issued new accounting guidance potentially applicable to Torchmark, effective in future periods:

Policy Acquisition Costs:    This new accounting guidance amends the accounting for costs associated with acquiring or renewing insurance contracts in order to address the diversity in practice surrounding the capitalization and deferral of these costs. This guidance will be effective for Torchmark beginning January 1, 2012, with early adoption permitted. Prospective or retrospective application is permitted. We are currently evaluating the new guidance. At this time we expect its adoption to reduce our shareholders’ equity approximately 8% at the time of adoption. We intend to adopt this guidance retrospectively. Because both the deferral and amortization of acquisition costs will be lower in future periods, and those effects are largely offsetting, we do not expect that there will be a material impact on operating results going forward.

CRITICAL ACCOUNTING POLICIES

Future Policy Benefits.    Because of the long-term nature of insurance contracts, our insurance companies are liable for policy benefit payments that will be made in the future. The liability for future policy benefits is determined by standard actuarial procedures common to the life insurance industry. The accounting policies for determining this liability are disclosed in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements. A list of the significant assumptions used to calculate the liability for future policy benefits is reported in Note 6—Future Policy Benefit Reserves.

Approximately 78% of our liabilities for future policy benefits at December 31, 2010 were traditional insurance liabilities whereby the liability is determined as the present value of future benefits less the present value of the portion of the gross premium required to pay for such benefits. The assumptions used in estimating the future benefits for this portion of business are set at the time of contract issue. These assumptions are “locked in” and are not revised for the lifetime of the contracts, except where there is a premium deficiency, as defined in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements under the caption Future Policy Benefits. Otherwise, variability in the accrual of policy reserve liabilities after policy issuance is caused only by variability of the inventory of in force policies. A premium deficiency event for Torchmark’s traditional business is very rare, and did not occur during the three years ended December 31, 2010.

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

Deferred Acquisition Costs and Value of Insurance Purchased.    The costs of acquiring new business are generally deferred and recorded as an asset. Deferred acquisition costs consist primarily of sales commissions and other underwriting costs of new insurance sales. Additionally, the costs of acquiring blocks of insurance from other companies or through the acquisition of other companies are also deferred and recorded as assets under the caption “Value of Insurance Purchased” as indicated in Note 5—Deferred Acquisition Costs and Value of Insurance Purchased in the Notes to Consolidated Financial Statements. Our policies for accounting for deferred acquisition costs and the associated amortization are reported in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Approximately 97% of our recorded amounts for deferred acquisition costs at December 31, 2010 were related to traditional products and are being amortized over the premium-paying period in proportion to the present value of actual historic and estimated future gross premiums. The projection assumptions for this business are set at the time of contract issue. These assumptions are “locked-in” at that time and, except where there is a loss recognition issue, are not revised for the lifetime of the contracts. Absent a premium deficiency, variability in amortization after policy issuance is caused only by variability in premium volume. We have not recorded a deferred acquisition cost loss recognition event for assets related to this business for any period in the three years ended December 31, 2010.

The remaining portion of deferred acquisition costs pertain to deposit business for which deferred acquisition costs are amortized over the estimated lives of the contracts in proportion to actual and estimated future gross profits. These contracts are not subject to lock-in. The assumptions must be updated when actual experience or other evidence suggests that earlier estimates should be revised. As noted earlier in this report, our variable annuity block was disposed of as of December 31, 2010. Revisions related to our deposit business assets have not had a material impact on the amortization of deferred acquisition costs during the three years ended December 31, 2010.

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

Valuation of Fixed Maturities.    We hold a substantial investment in high-quality fixed maturities to provide for the funding of our future policy contractual obligations over long periods of time. While these securities are generally expected to be held to maturity, they are classified as available for sale and are sold from time to time, primarily to maintain our investment quality and diversification standards. We report this portfolio at fair value. Fair value is the price that we would expect to receive upon sale of the asset in an orderly transaction. The fair value of the fixed-maturity portfolio is primarily affected by changes in interest rates in financial markets, having a greater impact on longer-term maturities. Because of the size of our fixed-maturity portfolio, small changes in rates can have a significant effect on the portfolio and the reported financial position of the Company. This impact is disclosed in 100 basis point increments under the caption Market Risk Sensitivity in this report. However, as discussed under the caption Financial Condition in this report, we believe these unrealized fluctuations in value have no meaningful impact on our actual financial condition and, as such, we remove them from consideration when viewing our financial position and financial ratios.

During recent periods, the values of our fixed maturities were also affected by illiquidity in the financial markets, which contributed to a spread widening, and accordingly unrealized losses, on many securities that we expect to be fully recoverable. Even though our fixed maturity portfolio is available for sale, we have the ability and intent to hold the securities until maturity as a result of our strong and stable cash flows generated from our insurance products. Considerable information concerning the policies, procedures, classification levels, and other relevant data concerning the valuation of our fixed-maturity investments is presented in Note 4—Investments under the caption Fair Value Measurements.

Impairment of Investments.    We continually monitor our investment portfolio for investments that have become impaired in value, where fair value has declined below carrying value. While the values of the investments in our portfolio constantly fluctuate due to market conditions, an other than temporary impairment charge is recorded only when a security has experienced a decline in fair market value which is deemed other than temporary. The policies and procedures that we use to evaluate and account for impairments of investments are disclosed in Note 1—Significant Accounting Policies and Note 4—Investments in the Notes to Consolidated Financial Statements and the discussions under the captions Investments and Realized Gains and Losses in this report. While every effort is made to make the best estimate of status and value with the information available regarding an other-than-temporary impairment, it is difficult to predict the future prospects of a distressed or impaired security.

Defined benefit pension plans.    We maintain funded defined benefit plans covering most full-time employees. We also have unfunded nonqualified defined benefit plans covering certain key and other employees. Our obligations under these plans are determined actuarially based on specified actuarial assumptions. In accordance with GAAP, an expense is recorded each year as these pension obligations grow due to the increase in the service period of employees and the interest cost associated with the passage of time. These obligations are offset, at least in part, by the growth in value of the assets in the funded plans. At December 31, 2010, our net liability under these plans was $286 million.

The actuarial assumptions used in determining our obligations for pensions include employee mortality and turnover, retirement age, the expected return on plan assets, projected salary increases, and the discount rate at which future obligations could be settled. These assumptions have an important effect on the pension obligation. A decrease in the discount rate or rate of return on plan assets will cause an increase in the pension obligation. A decrease in projected salary increases will cause a decrease in this obligation. Small changes in assumptions may cause material differences in reported results for these plans. While we have used our best efforts to determine the most reliable assumptions, given the information available from company experience, economic data, independent consultants and other sources, we cannot be certain that actual results will be the same as expected. Our discount rate, rate of return on assets, and projected salary increase assumptions are disclosed and the criteria used to determine those assumptions are discussed in Note 10—Postretirement Benefits in the Notes to Consolidated Financial Statements. The assumptions are reviewed annually and revised, if necessary, based on more current information available to us. Note 10 also contains information about pension plan assets, investment policies, and other related data.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is found under the heading Market Risk Sensitivity in Item 7 beginning on page 45 of this report.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Torchmark Corporation

McKinney, Texas

We have audited the accompanying consolidated balance sheets of Torchmark Corporation and subsidiaries (“Torchmark”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of Torchmark’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Torchmark Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Torchmark’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on Torchmark’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Dallas, Texas

February 28, 2011

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	December 31,
	2010	2009
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2010—$10,435,497; 2009—$9,559,499)	$10,543,034	$9,104,115
Equity securities, at fair value (cost: 2010—$14,875; 2009—$14,875)	17,154	16,722
Policy loans	378,124	352,351
Other long-term investments	42,985	52,428
Short-term investments	216,680	298,077

Total investments	11,197,977	9,823,693

Cash	365,679	231,071
Accrued investment income	183,861	168,246
Other receivables	230,319	192,902
Deferred acquisition costs and value of insurance purchased	3,406,335	3,319,505
Goodwill	396,891	396,891
Other assets	378,700	234,808
Assets of subsidiary held for sale	-0-	1,656,643

Total assets	$16,159,762	$16,023,759

Liabilities:
Future policy benefits	$9,150,031	$8,629,349
Unearned and advance premiums	74,165	81,077
Policy claims and other benefits payable	221,598	211,083
Other policyholders’ funds	91,293	90,076

Total policy liabilities	9,537,087	9,011,585

Current and deferred income taxes payable	1,209,433	964,680
Other liabilities	284,062	174,766
Short-term debt	198,875	233,307
Long-term debt (estimated fair value: 2010—$933,336; 2009—$867,519)	789,643	796,050
Due to affiliates	124,421	124,421
Liabilities of subsidiary held for sale	-0-	1,320,059

Total liabilities	12,143,521	12,624,868

Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: -0- in 2010 and in 2009	-0-	-0-
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2010—79,874,748 issued, less 631,665 held in treasury and 2009—83,874,748 issued, less 1,034,022 held in treasury)	79,875	83,875
Additional paid-in capital	432,608	441,361
Accumulated other comprehensive income (loss)	22,958	(319,183)
Retained earnings	3,513,419	3,228,904
Treasury stock	(32,619)	(36,066)

Total shareholders’ equity	4,016,241	3,398,891

Total liabilities and shareholders’ equity	$16,159,762	$16,023,759

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenue:
Life premium	$1,663,699	$1,591,853	$1,544,219
Health premium	987,421	1,017,711	1,127,059
Other premium	638	541	622

Total premium	2,651,758	2,610,105	2,671,900

Net investment income	676,364	632,540	627,206
Realized investment gains (losses)	42,190	13,879	(426)
Other-than-temporary impairments	(4,850)	(164,137)	(107,115)
Portion of impairment loss recognized in other comprehensive income	-0-	20,766	-0-
Other income	2,170	1,920	4,671

Total revenue	3,367,632	3,115,073	3,196,236

Benefits and expenses:
Life policyholder benefits	1,082,423	1,040,248	1,015,494
Health policyholder benefits	669,191	677,319	759,588
Other policyholder benefits	41,430	35,762	27,458

Total policyholder benefits	1,793,044	1,753,329	1,802,540

Amortization of deferred acquisition costs	418,890	415,986	378,388
Commissions and premium taxes	125,330	128,620	141,586
Other operating expense	176,272	170,130	182,093
Interest expense	75,529	69,932	63,229

Total benefits and expenses	2,589,065	2,537,997	2,567,836

Income from continuing operations before income taxes	778,567	577,076	628,400

Income taxes	(256,274)	(191,024)	(198,700)

Income from continuing operations	522,293	386,052	429,700

Discontinued operations:
Income from discontinued operations, net of tax	29,784	18,901	22,559
Loss on disposal, net of tax benefit of $2,868	(35,013)	-0-	-0-

Income (loss) from discontinued operations	(5,229)	18,901	22,559

Net income	$517,064	$404,953	$452,259

Basic net income per share:
Continuing operations	$6.42	$4.65	$4.88
Discontinued operations	(0.06)	0.23	0.26

Total basic net income per share	$6.36	$4.88	$5.14

Diluted net income per share:
Continuing operations	$6.36	$4.65	$4.85
Discontinued operations	(0.06)	0.23	0.26

Total diluted net income per share	$6.30	$4.88	$5.11

Dividends declared per common share	$.62	$.57	$.56

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
Net income	$517,064	$404,953	$452,259

Other comprehensive income (loss):
Unrealized investment gains (losses):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	615,503	1,223,157	(1,808,802)
Reclassification adjustment for (gains) losses on securities included in net income	(38,170)	161,323	107,912
Reclassification adjustment for other-than-temporarily impaired debt securities for which a portion of the loss was recognized in earnings	-0-	(20,766)	-0-
Reclassification adjustment for amortization of (discount) premium	(3,820)	(6,183)	(12,410)
Foreign exchange adjustment on securities marked to market	(7,735)	(18,199)	20,685

Unrealized gains (losses) on securities	565,778	1,339,332	(1,692,615)

Unrealized gains (losses), adjustment to deferred acquisition costs	(32,181)	(79,603)	98,893

Total unrealized investment gains (losses)	533,597	1,259,729	(1,593,722)

Less applicable taxes	(186,760)	(440,905)	557,803

Unrealized gains (losses), net of tax	346,837	818,824	(1,035,919)

Foreign exchange adjustments:
Foreign exchange translation adjustments, other than securities	5,006	21,833	(31,447)
Less applicable taxes	(1,752)	(7,642)	13,735

Foreign exchange translation adjustments, other than securities, net of tax	3,254	14,191	(17,712)

Pension adjustments:
Amortization of pension costs	10,857	11,219	3,047
Experience gain (loss)	(23,086)	16,811	(58,200)

Pension adjustments	(12,229)	28,030	(55,153)

Less applicable taxes	4,279	(9,811)	19,305

Pension adjustments, net of tax	(7,950)	18,219	(35,848)

Other comprehensive income (loss)	342,141	851,234	(1,089,479)

Comprehensive income (loss)	$859,205	$1,256,187	$(637,220)

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Year Ended December 31, 2008
Balance at January 1, 2008	$-0-	$94,875	$481,228	$(80,938)	$3,003,152	$(173,690)	$3,324,627
Comprehensive income (loss)				(1,089,479)	452,259		(637,220)
Common dividends declared ($0.56 a share)					(48,678)		(48,678)
Acquisition of treasury stock						(455,736)	(455,736)
Stock-based compensation			7,324			3,499	10,823
Exercise of stock options			3,618		(11,856)	37,329	29,091
Retirement of treasury stock		(9,000)	(46,105)		(465,927)	521,032	-0-

Balance at December 31, 2008	-0-	85,875	446,065	(1,170,417)	2,928,950	(67,566)	2,222,907

Year Ended December 31, 2009
Comprehensive income (loss)				851,234	404,953		1,256,187
Common dividends declared ($0.57 a share)					(47,182)		(47,182)
Acquisition of treasury stock						(47,564)	(47,564)
Stock-based compensation			5,419			4,441	9,860
Exercise of stock options			253		(435)	4,865	4,683
Retirement of treasury stock		(2,000)	(10,376)		(57,382)	69,758	-0-

Balance at December 31, 2009	-0-	83,875	441,361	(319,183)	3,228,904	(36,066)	3,398,891

Year Ended December 31, 2010
Comprehensive income (loss)				342,141	517,064		859,205
Common dividends declared ($.62 a share)					(49,015)		(49,015)
Acquisition of treasury stock						(246,006)	(246,006)
Stock-based compensation			8,393			3,451	11,844
Exercise of stock options			4,205		(2,329)	39,446	41,322
Retirement of treasury stock		(4,000)	(21,351)		(181,205)	206,556	-0-

Balance at December 31, 2010	$-0-	$79,875	$432,608	$22,958	$3,513,419	$(32,619)	$4,016,241

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
Net income	$517,064	$404,953	$452,259
Adjustments to reconcile net income to cash provided from operations:
Increase in future policy benefits	544,086	533,466	429,256
Increase (decrease) in other policy benefits	1,110	(18,172)	(21,922)
Deferral of policy acquisition costs	(526,791)	(560,120)	(549,004)
Amortization of deferred policy acquisition costs	433,488	429,253	398,324
Change in current and deferred income taxes	78,125	108,052	57,316
Realized (gains) losses on sale of investments and properties	(40,190)	141,659	107,504
Change in other receivables	(24,716)	(43,471)	(60,205)
Contributions to benefit plans	(34,755)	(14,000)	(52,238)
Loss on disposal of subsidiary	35,013	-0-	-0-
Other, net	46,159	(5,507)	(30,679)

Cash provided from operations	1,028,593	976,113	730,611

Cash used for investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	325,950	900,417	123,659
Fixed maturities available for sale—matured, called, and repaid	638,860	760,858	580,580
Equity securities	-0-	1,138	-0-
Other long-term investments	5,767	7,167	16,933

Total investments sold or matured	970,577	1,669,580	721,172
Acquisition of investments:
Fixed maturities—available for sale	(1,908,109)	(2,311,455)	(1,091,462)
Other long-term investments	(905)	(43)	(10,284)

Total investments acquired	(1,909,014)	(2,311,498)	(1,101,746)
Net increase in policy loans	(27,793)	(23,652)	(16,082)
Net (increase) decrease in short-term investments	128,727	(226,645)	(19,734)
Net change in payable or receivable for securities	(754)	(13,829)	17,935
Additions to properties	(9,181)	(6,499)	(9,800)
Sales of properties	77	-0-	786
Investments in low-income housing interests	(53,170)	(24,556)	(24,779)
Proceeds from sale of subsidiary	342,890	-0-	-0-

Cash used for investment activities	(557,641)	(937,099)	(432,248)

Cash provided from (used for) financing activities:
Issuance of common stock	37,863	4,430	25,473
Cash dividends paid to shareholders	(50,061)	(46,615)	(48,802)
Issuance of 9 1/4% Senior Notes	-0-	296,308	-0-
Repayment of 9 1/4% Senior Notes	(8,913)	-0-	-0-
Repayment of 8 1/4% Senior Debentures	-0-	(99,451)	-0-
Net borrowing (repayment) of commercial paper	(34,432)	(70,928)	102,178
Excess tax benefit from stock option exercises	3,455	253	3,618
Acquisition of treasury stock	(246,006)	(47,564)	(455,736)
Net receipts (payments) from deposit product operations	(31,527)	112,005	112,011

Cash provided from (used for) financing activities	(329,621)	148,438	(261,258)

Effect of foreign exchange rate changes on cash	(7,570)	(1,934)	(10,803)

Increase (decrease) in cash	133,761	185,518	26,302
Cash at beginning of year (includes cash of $847 thousand, $12.3 million, and $-0- at January 1, 2010, 2009, and 2008, respectively, in subsidiary held for sale)	231,918	46,400	20,098

Cash at end of year (includes cash of $0, $847 thousand and $12.3 million at December 31, 2010, 2009, and 2008, respectively, in subsidiary held for sale)	$365,679	$231,918	$46,400

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

Additionally, as further described under the caption Low-Income Housing Tax Credit Interests below in this note, Torchmark holds passive interests in limited partnerships which provide investment returns through the provision of tax benefits (principally from the transfer of federal or state tax credits related to federal low-income housing). These interests are also considered to be VIEs. They are not consolidated because the Company has no power to control the activities that most significantly affect the economic performance of these entities and therefore the Company is not the primary beneficiary of any of these interests. Torchmark’s involvement is limited to its limited partnership interest in the entity. Torchmark has not provided any other financial support to the entities beyond its commitments to fund its limited partnership interests during 2008, 2009, or 2010, and there are no arrangements or agreements with any of the interests to provide other financial support. The maximum loss exposure relative to these interests is limited to their carrying value.

When a component of Torchmark’s business is sold or expected to be sold during the ensuing year, Torchmark reports the assets and liabilities of the component as assets and liabilities of subsidiaries held for sale. Assets or liabilities of subsidiaries held for sale are segregated and are recorded in the Consolidated Balance Sheets at the lower of the carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Major classes of assets and liabilities of subsidiaries held for sale are separately disclosed in the Notes to the Consolidated Financial Statements.

Torchmark reports the results of operations of a business as discontinued operations when the component is sold or expected to be sold, the operations and cash flows of the business have been or will be eliminated from the ongoing operations as a result of the disposal transaction, and Torchmark will not have any significant continuing involvement in the operations of the business after the disposal transaction. The results of discontinued operations are reported in discontinued operations in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

Consolidated Statements of Operations for current and prior periods commencing in the period in which the business is either disposed of or is accounted for as a disposal group, including any gain or loss recognized on the sale or adjustment of the carrying amount to fair value less cost to sell. Major components of the income from discontinued operations are separately disclosed in Note 3 — Discontinued Operations in the Notes to the Consolidated Financial Statements. Because the business has been sold or classified as held for sale, and its operations are discontinued, the financial results of the business are excluded from the Notes to the Consolidated Financial Statements, other than in Note 3, the Consolidated Statements of Cash Flows, and Note 2 — Statutory Accounting.

Investments:    Torchmark classifies all of its fixed-maturity investments, which include bonds and redeemable preferred stocks, as available for sale. Investments classified as available for sale are carried at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in accumulated other comprehensive income. Investments in equity securities, which include common and nonredeemable preferred stocks, are reported at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in accumulated other comprehensive income. Policy loans are carried at unpaid principal balances. Mortgage loans, included in “Other long-term investments,” are carried at amortized cost. Investments in real estate, included in “Other long-term investments,” are reported at cost less allowances for depreciation. Depreciation is calculated on the straight-line method. Short-term investments include investments in interest-bearing time deposits with original maturities of twelve months or less.

Gains and losses realized on the disposition of investments are determined on a specific identification basis. Income attributable to investments is included in Torchmark’s net investment income. Net investment income for the years ended December 31, 2010, 2009, and 2008 included $522 million, $487 million, and $451 million, respectively, which was allocable to policyholder reserves or accounts. Realized investment gains and losses are not allocated to insurance policyholders’ liabilities.

Fair Value Measurements:    Fair values for cash, short-term investments, short-term debt, receivables and payables approximate carrying value. Fair values for long-term debt investments and equity securities are determined in accordance with specific accounting guidance. Fair values are based on quoted market prices, where available. Otherwise, fair values are based on quoted market prices of comparable instruments in active markets, quotes in inactive markets, or other observable criteria. For specific information regarding Torchmark’s measurements and procedures in valuing financial instruments, please see Note 4—Investments under the caption Fair value measurements. The fair values of Torchmark’s long-term debt issues, along with the trust preferred securities, are based on quoted market prices. Mortgage loans are valued at discounted cash flows.

Impairment of Investments:    Torchmark evaluates securities for other-than-temporary impairment as described in Note 4—Investments under the caption Other-than-temporary-impairments. If a security is determined to be other-than-temporarily impaired, the cost basis of the security is written down to fair value and is treated as a realized loss. The written-down security will be amortized and revenue recognized in accordance with estimated future cash flows.

In April, 2009, the FASB amended previous guidance concerning other-than-temporary impairments of debt securities and changed the presentation of other-than-temporary impairments in the financial statements. If an entity intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is to be considered other-than-temporarily impaired and the full amount of impairment must be charged to earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories, the portion of loss which is considered credit loss and the portion of loss which is due to other factors. The credit loss portion is charged to earnings while the loss due to other factors is charged to other comprehensive income, both charges net of tax. The revised guidance called for an opening cumulative effect adjustment to reclassify any unrecognized after-tax credit loss on each previously other-than-temporarily impaired security held at the beginning of the period of adoption as an adjustment to retained earnings and a corresponding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

adjustment to accumulated other comprehensive income. The revisions were effective for interim and annual periods ending after June 15, 2009, but early adoption was permitted for periods ending after March 15, 2009. Disclosures for earlier periods for comparative purposes were not required until the comparative period’s end after initial adoption.

Torchmark elected to early adopt the amended guidance for the periods beginning January 1, 2009. Adoption resulted in no cumulative effect adjustment to opening retained earnings or to accumulated other comprehensive income as of January 1, 2009. Invested assets, total assets, and total shareholders’ equity were not affected by adoption. Application of the new guidance resulted in an after-tax increase in net income of $13.5 million in 2009, because the portion of other-than-temporary impairment loss related to factors other than credit was recorded in other comprehensive income instead of being reflected in net income. See Note 4—Investments under the caption Other-than-temporary impairments for a full discussion and disclosures related to other-than-temporary impairments.

Cash:    Cash consists of balances on hand and on deposit in banks and financial institutions. Overdrafts arising from the overnight investment of funds offset cash balances on hand and on deposit.

Recognition of Premium Revenue and Related Expenses:    Premium income for traditional long-duration life and health insurance products is recognized when due from the policyholder. Premiums for short-duration health contracts are recognized as revenue over the contract period in proportion to the insurance protection provided. Profits for limited-payment life insurance contracts are recognized over the contract period. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Life premium includes policy charges of $26 million, $28 million, and $31 million for the years ended December 31, 2010, 2009, and 2008, respectively. Other premium consists of annuity policy charges in each year. Profits are also earned to the extent that investment income exceeds policy liability interest requirements. The related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of deferred acquisition costs in a manner which recognizes profits as they are earned over the same period.

Future Policy Benefits:    The liability for future policy benefits for universal life-type products is represented by policy account value. The liability for future policy benefits for all other life and health products, approximately 78% of total future policy benefits, is provided on the net level premium method based on estimated investment yields, mortality, morbidity, persistency and other assumptions which were considered appropriate at the time the policies were issued. Assumptions used are based on Torchmark’s previous experience with similar products. Once established, assumptions for these products are generally not changed. An additional provision is made on most products to allow for possible adverse deviation from the assumptions. These estimates are periodically reviewed and compared with actual experience. If it is determined that existing contract liabilities, together with the present value of future gross premiums, will not be sufficient to cover the present value of future benefits and to recover unamortized acquisition costs, then a premium deficiency exists. Such a deficiency would be recognized immediately by a charge to earnings and either a reduction of unamortized acquisition costs or an increase in the liability for future policy benefits. From that point forward, the liability for future policy benefits would be based on the revised assumptions.

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

Separate Accounts:    Separate accounts were previously established in connection with Torchmark’s variable life and annuity businesses. Torchmark disposed of this business as of December 31, 2010. Accordingly, separate account assets and liabilities were included in “Assets or Liabilities of subsidiary held for sale,” respectively, as of December 31, 2009.

Income Taxes:    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement book values and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. More information concerning income taxes is provided in Note 9—Income Taxes.

Property and Equipment:    Property and equipment, included in “Other assets,” is reported at cost less allowances for depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from two to ten years for equipment and five to forty years for buildings and improvements. Ordinary maintenance and repairs are charged to income as incurred. Impairments, if any, are recorded when, based on events and circumstances, it becomes evident that the fair value of the asset is less than its carrying amount. Original cost of property and equipment was $119 million and $111 million at December 31, 2010 and 2009, respectively. Accumulated depreciation was $65 million at year end 2010 and $60 million at the end of 2009. Depreciation expense was $6.0 million in 2010, $4.6 million in 2009, and $5.0 million in 2008. During 2008, Torchmark completed the construction of an office building adjacent to the home office building of its subsidiary United American Insurance Company (United American) in McKinney, Texas. The Company spent approximately $23 million on the building and land, and approximately $3 million on equipment. Liberty National Life Insurance Company (Liberty), a wholly-owned Torchmark subsidiary, has sold the majority of its agency office buildings. In 2008, five offices were sold for proceeds of $787 thousand, recording a realized gain of $278 thousand before tax. In 2008, Globe Life And Accident Insurance Company (Globe), a wholly-owned Torchmark subsidiary, sold two office buildings in Oklahoma City, Oklahoma for proceeds of $7.5 million, recording a gain on the sale of $2.6 million. No buildings were sold in 2009 or 2010.

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

Low-Income Housing Tax Credit Interests:    As of December 31, 2010, Torchmark had $283 million invested in limited partnerships that provide low-income housing tax credits and other related Federal income tax and state premium tax benefits to Torchmark. The carrying value of Torchmark’s investment in these entities was $169 million at December 31, 2009. As of December 31, 2010, Torchmark was obligated under future commitments of $122 million, which amount is included in the above carrying value. Interests for which the return has been guaranteed by unrelated third-parties are accounted for using the effective-yield method. The remaining interests are accounted for using the amortized-cost method.

For 2010, the Federal income benefits accrued during the year, net of the amortization associated with guaranteed interests, were recorded in “Income Tax Expense.” Amortization associated with non-guaranteed interests was reflected as a component of “Net Investment Income.” For years prior to 2010, the Federal income tax benefits accrued during the year, net of amortization associated with all interests, were recorded in “Income tax expense.” All state premium tax benefits, net of the related amortization, are recorded in “Net investment income.” At December 31, 2010, $269 million was included in “Other assets” with the remaining $14 million included in “Other invested assets.” At December 31, 2009, the comparable amounts were $149 million and $20 million, respectively. Any unpaid commitments to invest are recorded in “Other liabilities.”

Goodwill:    The excess cost of businesses acquired over the fair value of their net assets is reported as goodwill. Goodwill is subject to annual impairment testing based on certain procedures outlined by GAAP. Amortization of goodwill is not permitted. Torchmark tested its goodwill annually in each of the years 2008 through 2010. The tests involve assigning the Company’s carrying value to each of the reporting units of Torchmark’s segments, including the portion of goodwill assigned to each reporting unit. The fair value of each reporting unit is measured against that reporting unit’s corresponding carrying value. Because the estimated fair value exceeded the carrying value, including goodwill, of each reporting unit in each period, Torchmark’s goodwill was not impaired in any of the periods. Approximately $27 million of goodwill was associated with a subsidiary sold in 2010, described more fully in Note 3—Discontinued Operations.

Treasury Stock:    Torchmark accounts for purchases of treasury stock on the cost method. Issuance of treasury stock is accounted for using the weighted-average cost method.

Litigation and Tax Settlements:    The Company recorded a $2.9 million tax settlement benefit in 2009 primarily resulting from the favorable settlements of U.S. Federal income tax issues that related to prior tax years. The Company also recorded a $10.8 million settlement benefit in 2008 related to litigation that occurred in prior years as a result of the favorable resolution of litigation concerning tax liabilities asserted by Canadian tax authorities covering several years. More information on these tax settlements is provided in Note 9—Income Taxes.

Torchmark received an additional pre-tax litigation settlement, net of expenses, of $1.3 million in 2008 ($.9 million after tax) from investment litigation. Legal settlement costs in the amount of $2.5 million in 2008 ($1.6 million after tax) were expensed relating to litigation issues arising in prior periods and concerning events occurring many years ago.

The investment litigation receipts were included in “Other income” in the Consolidated Statement of Operations. The legal settlement costs were included in “Other operating expense.” The income tax settlements were included as reductions to “Income taxes.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

Postretirement Benefits:    Torchmark accounts for its defined benefit pension plans by recognizing the funded status of its postretirement benefit plans on its Consolidated Balance Sheets in accordance with accounting guidance. Periodic gains and losses attributable to changes in plan assets and liabilities that are not recognized as components of net periodic benefit costs are recognized as components of other comprehensive income, net of tax. As of December 31, 2009, Torchmark adopted new accounting guidance requiring new disclosures about assets in its pension plans. The new disclosures include information about how investment decisions are made, categories of assets, information about how assets are valued, and concentrations of risk. More information concerning the accounting and disclosures for postretirement benefits is found in Note 10—Postretirement Benefits.

Stock Compensation:    Torchmark accounts for stock-based compensation by recognizing an expense in the financial statements based on the “fair value method.” The fair value method requires that a fair value be assigned to a stock option or other stock grant on its grant date and that this value be amortized over the grantees’ service period.

The fair value method requires the use of an option valuation model to value employee stock options. Torchmark has elected to use the Black-Scholes valuation model for option expensing. A summary of assumptions for options granted in each of the three years 2008 through 2010 is as follows:

	2010	2009	2008
Volatility factor	40.3%	29.6%	11.7%
Dividend yield	1.3%	2.4%	0.8%
Expected term (in years)	4.74	4.72	4.69
Risk-free rate	2.5%	2.6%	2.8%

All of the above assumptions, with the exception of the expected term, are obtained from independent data services. The expected term is generally derived from Company experience. However, expected terms of grants made under the Torchmark Corporation 2005 Incentive Plan (2005 Plan) and the 2007 Long-Term Compensation Plan (2007 Plan), involving grants made in the years 2005 through 2010, were determined based on the simplified method as permitted by Staff Accounting Bulletins 107 and 110. This method was used because the 2005 and 2007 Plans limited grants to a maximum contract term of seven years, and Torchmark had no previous experience with seven-year contract terms. Prior to 2005, substantially all grants contained ten-year terms. Because a large portion of these grants vest over a three-year period, the Company did not have sufficient exercise history during 2010 or previous years to determine an appropriate expected term on these grants. Volatility and risk-free interest rates are assumed over a period of time consistent with the expected term of the option. Volatility is measured on a historical basis. Monthly data points are utilized to derive volatility for periods greater than three years. Expected dividend yield is based on current dividend yield held constant over the expected term. Once the fair value of an option has been determined, it is amortized on a straight-line basis over the employee’s service period for that grant (from the grant date to the date the grant is fully vested).

Torchmark management views all stock-based compensation expense as a corporate or Parent Company expense and, therefore, presents it as such in its segment analysis (See Note 14—Business Segments). It is included in “Other operating expense” in the Consolidated Statements of Operations.

Earnings Per Share:    Torchmark presents basic and diluted earnings per share (EPS) on the face of the Consolidated Statements of Operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts, such as stock options, which could be exercised or converted into common shares. For more information on earnings per share, see Note 12—Shareholders’ Equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 2—Statutory Accounting

Life insurance subsidiaries of Torchmark are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders’ equity (capital and surplus) on a statutory basis for the insurance subsidiaries were as follows:

	Net Income Year Ended December 31,			Shareholders’ Equity At December 31,
	2010	2009	2008	2010	2009
Life insurance subsidiaries	$499,440	$274,734	$350,263	$1,607,811	$1,428,178

The excess, if any, of shareholder’s equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution to Torchmark without regulatory approval. More information on the restrictions on the payment of dividends can be found in Note 12—Shareholders’ Equity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Discontinued Operations

During the third quarter of 2010, Torchmark’s subsidiary, Liberty, entered into an agreement to sell its wholly-owned subsidiary, United Investors Life Insurance Company (United Investors), to an unaffiliated insurance carrier. As a result of the agreement, as of September 30, 2010, Torchmark classified the assets of United Investors as held for sale. The sale was completed as of December 31, 2010. United Investors markets primarily term and interest-sensitive life insurance, fixed annuities, and, prior to 2009, variable annuities. Consideration for the sale consisted of $343 million in cash at the closing, as well as post-closing proceeds receivable from the buyer of approximately $21 million. The transaction resulted in a pre tax loss of approximately $38 million ($35 million after tax), which has been reported as a realized loss on the disposal of a discontinued operation. Additionally, Liberty has signed an agreement with the acquirer to service the United Investors insurance and annuity products for an estimated period of eighteen months subsequent to the closing under a service agreement.

Due to the sale, Torchmark’s consolidated financial statements are presented to reflect the transactions as discontinued operations. The primary operations of United Investors involve lines of business that Torchmark no longer emphasizes. Therefore, Torchmark management believes this transaction will allow the Company to focus on its core protection life and health insurance businesses, as well as provide additional capital.

Significant assets and liabilities held for sale at December 31, 2009 were as follows:

December 31,
2009
Assets:
Investments	$683,494
Cash	847
Deferred acquisition costs and value of insurance purchased	137,633
Goodwill	26,628
Other assets	15,218
Separate account assets	792,823

Total assets	1,656,643
Liabilities:
Policy liabilities	521,928
Current and deferred income taxes payable	1,746
Other liabilities	3,562
Separate account liabilities:	792,823

Total liabilities	1,320,059

Net equity	$336,584

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Discontinued Operations (continued)

An analysis of income from discontinued operations is as follows:

	Twelve months ended December 31,
	2010	2009	2008
Premium income	$73,675	$77,094	$86,356
Investment income	43,787	42,375	44,289
Realized investment gains (losses)	2,850	(12,167)	37
Other income	103	22	-0-

Total revenue	120,415	107,324	130,682

Policyholder benefits	56,374	59,470	70,375
Amortization of deferred acquisition costs	14,599	13,267	19,936
Other expense	4,960	6,470	7,514

Total benefits and expense	75,933	79,207	97,825

Pre tax income from discontinued operations	44,482	28,117	32,857
Income tax	(14,698)	(9,216)	(10,298)

Income from discontinued operations	$29,784	$18,901	$22,559

Revenues and profitability in the indicated segment were as follows:

	Twelve Months Ended December 31,
	2010	2009	2008
Revenues:
Life	$65,726	$67,917	$72,585
Annuity	7,949	9,177	13,771
Investment	43,787	42,375	44,289
Other	103	22	-0-

Total	$117,565	$119,491	$130,645

Segment profitability (loss):
Life	$22,692	$19,477	$17,750
Annuity	(931)	3,084	(6,423)
Investment	22,490	21,660	24,612
Other	(2,619)	(3,937)	(3,119)

Total	$41,632	$40,284	$32,820

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments

Portfolio Composition:

A summary of fixed maturities available for sale and equity securities by cost or amortized cost and estimated fair value at December 31, 2010 and 2009 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amount per the Balance Sheet	% of Total Fixed Maturities*

2010:
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$14,117	$371	$-0-	$14,488	$14,488	0%
Government-sponsored enterprises	57,678	-0-	(1,059)	56,619	56,619	1
GNMAs	6,592	976	(1)	7,567	7,567	0
States, municipalities, and political subdivisions	1,212,185	10,752	(41,811)	1,181,126	1,181,126	11
Foreign governments	22,352	679	-0-	23,031	23,031	0
Corporates	7,707,938	423,076	(210,149)	7,920,865	7,920,865	75
Residential mortgage-backed securities	9,717	550	-0-	10,267	10,267	0
Collateralized debt obligations	56,525	-0-	(34,069)	22,456	22,456	0
Asset-backed securities	36,689	2,460	(678)	38,471	38,471	0
Redeemable preferred stocks	1,311,704	36,405	(79,965)	1,268,144	1,268,144	13

Total fixed maturities	10,435,497	475,269	(367,732)	10,543,034	10,543,034	100%
Equity securities:
Common stocks:
Banks and insurance companies	776	290	-0-	1,066	1,066
Non-redeemable preferred stocks	14,099	2,058	(69)	16,088	16,088

Total equity securities	14,875	2,348	(69)	17,154	17,154

Total fixed maturities and equity securities	$10,450,372	$477,617	$(367,801)	$10,560,188	$10,560,188

*	At fair value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amount per the Balance Sheet	% of Total Fixed Maturities

2009:
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$12,000	$495	$-0-	$12,495	$12,495	0%
Government-sponsored enterprises	83,378	-0-	(5,859)	77,519	77,519	1
GNMAs	7,874	1,023	-0-	8,897	8,897	0
States, municipalities, and political subdivisions	1,011,583	4,792	(29,913)	986,462	986,462	11
Foreign governments	20,974	850	(10)	21,814	21,814	0
Corporates	6,964,725	211,504	(419,509)	6,756,720	6,756,720	74
Residential mortgage-backed securities	10,367	744	-0-	11,111	11,111	0
Commercial mortgage-backed securities	1,622	4	-0-	1,626	1,626	0
Collateralized debt obligations	54,551	253	(36,767)	18,037	18,037	0
Asset-backed securities	38,969	1,480	(1,016)	39,433	39,433	1
Redeemable preferred stocks	1,353,456	22,741	(206,196)	1,170,001	1,170,001	13

Total fixed maturities	9,559,499	243,886	(699,270)	9,104,115	9,104,115	100%
Equity securities:
Common stocks:
Banks and insurance companies	776	213	(42)	947	947
Industrial and all others	-0-	2	-0-	2	2
Non-redeemable preferred stocks	14,099	1,719	(45)	15,773	15,773

Total equity securities	14,875	1,934	(87)	16,722	16,722

Total fixed maturities and equity securities	$9,574,374	$245,820	$(699,357)	$9,120,837	$9,120,837

A schedule of fixed maturities by contractual maturity at December 31, 2010 is shown below on an amortized cost basis and on a fair value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$173,468	$175,980
Due from one to five years	537,064	576,475
Due from five to ten years	652,335	698,910
Due from ten to twenty years	2,454,416	2,490,818
Due after twenty years	6,508,691	6,522,090

	10,325,974	10,464,273
Mortgage-backed and asset- backed securities	109,523	78,761

	$10,435,497	$10,543,034

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Analysis of investment operations:

	Year Ended December 31,
	2010	2009	2008

Net investment income is summarized as follows:
Fixed maturities	$662,202	$609,566	$605,523
Equity securities	1,183	1,287	1,431
Policy loans	27,248	25,394	23,787
Other long-term investments	3,064	6,482	6,935
Short-term investments	762	1,296	2,901

Less investment expense	(18,095)	(11,485)	(13,371)

Net investment income	$676,364	$632,540	$627,206

An analysis of realized gains (losses) from investments is as follows:
Realized investment gains (losses):
Fixed maturities:
Sales and other	$43,022	$15,638	$(18,749)
Writedowns	(4,850)	(143,166)	(87,299)
Equity securities:
Sales and other	1	(862)	-0-
Writedowns	-0-	-0-	(1,901)
Loss on redemption of debt	(1,646)	(1)	0
Other	813	(1,101)	408

	37,340	(129,492)	(107,541)
Applicable tax	(13,070)	44,147	37,639

Realized gains (losses) from investments, net of tax	$24,270	$(85,345)	$(69,902)

An analysis of the net change in unrealized investment gains (losses) is as follows:
Equity securities	$432	$2,377	$(3,049)
Fixed maturities available for sale	562,921	1,240,781	(1,591,281)

Net change in unrealized gains (losses) on securities	$563,353	$1,243,158	$(1,594,330)

Proceeds from sales of fixed maturities available for sale were $315 million in 2010, $831 million in 2009, and $100 million in 2008. Gross gains realized on those sales were $30 million in 2010, $69 million in 2009, and $3 million in 2008. Gross losses were $13 million in 2010, $56 million in 2009, and $3 million in 2008. Proceeds from sales of equity securities were $1.1 million in 2009. There were no equities sold in 2008, and 2010 sales were immaterial. Gross gains realized on those sales were zero in all three years. Gross losses realized on the 2009 sales were $862 thousand.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

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

The great majority of the Company’s fixed maturities are not actively traded and direct quotes are not generally available. Management therefore determines the fair values of these securities after consideration of data provided by third-party pricing services and independent broker/dealers. Over 99% of the fair value reported at December 31, 2010 was determined using data provided by third-party pricing services. Prices provided by third-party pricing services are not binding offers but are estimated exit values. They are based on observable market data inputs which can vary by security type. Such inputs include benchmark yields, available trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market data. Where possible, these prices were corroborated against other independent sources. When corroborated prices produce small variations, the close correlation indicates observable inputs, and the median value is used. When corroborated prices present greater variations, additional analysis is required to determine which value is the most appropriate. When only one price is available, management evaluates observable inputs and performs additional analysis to confirm that the price is appropriate. All fair value measurements based on prices determined with observable market data are reported as Level 1 or Level 2 measurements.

When third-party vendor prices are not available, the Company attempts to obtain at least three quotes from broker/dealers for each security. When at least three quotes are obtained, and the standard deviation of such quotes is less than 3%, (suggesting that the independent quotes were likely derived using similar observable inputs), the Company uses the median quote and classifies the measurement as Level 2. At December 31, 2010 and 2009, there were no assets valued as Level 2 in this manner with broker quotes.

When the standard deviation is 3% or greater, or the Company cannot obtain three quotes, then additional information and management judgment are required to establish the fair value. The measurement is then classified as Level 3. The Company uses information and valuation techniques deemed appropriate for determining the point within the range of reasonable fair value estimates that is most representative of fair value under current market conditions. As of December 31, 2010 and 2009, fair value measurements classified as Level 3 represented 1% of total fixed maturities and equity securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

The following tables represent the fair value of assets measured on a recurring basis at December 31, 2010 and 2009:

	Fair Value Measurements at December 31, 2010 Using:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$-0-	$14,488	$-0-	$14,488
Government-sponsored enterprises	-0-	56,619	-0-	56,619
GNMAs	-0-	7,567	-0-	7,567
States, municipalities, and political subdivisions	-0-	1,181,126	-0-	1,181,126
Foreign governments	-0-	23,031	-0-	23,031
Corporates	15,347	7,831,845	73,673	7,920,865
Residential mortgage-backed securities	-0-	10,267	-0-	10,267
Collateralized debt obligations	-0-	-0-	22,456	22,456
Asset-backed securities	-0-	30,429	8,042	38,471
Redeemable preferred stocks	270,189	997,955	-0-	1,268,144

Total fixed maturities	285,536	10,153,327	104,171	10,543,034
Equity securities:
Common stocks:
Banks and insurance companies	396	-0-	670	1,066
Non-redeemable preferred stocks	16,088	-0-	-0-	16,088

Total equity securities	16,484	-0-	670	17,154

Total fixed maturities and equity securities	$302,020	$10,153,327	$104,841	$10,560,188

Percentage of total	2.9%	96.1%	1.0%	100.0%

Description	Fair Value Measurements at December 31, 2009 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government and agencies	$-0-	$12,495	$-0-	$12,495
Government-sponsored enterprises	-0-	77,519	-0-	77,519
GNMAs	-0-	8,897	-0-	8,897
States, municipalities and political subdivisions	-0-	986,462	-0-	986,462
Foreign governments	-0-	16,618	5,196	21,814
Corporates	-0-	6,684,956	71,764	6,756,720
Residential mortgage-backed securities	-0-	11,111	-0-	11,111
Commercial mortgage-backed securities	-0-	1,626	-0-	1,626
Collateralized debt obligations	-0-	-0-	18,037	18,037
Asset-backed securities	-0-	31,452	7,981	39,433
Redeemable preferred stocks	233,490	936,511	-0-	1,170,001

Total fixed maturities	233,490	8,767,647	102,978	9,104,115

Equity securities:
Common stocks:
Banks and insurance companies	307	-0-	640	947
Industrial and all others	2	-0-	-0-	2
Non-redeemable preferred stocks	15,719	54	-0-	15,773

Total equity securities	16,028	54	640	16,722

Total fixed maturities and equity securities	$249,518	$8,767,701	$103,618	$9,120,837

Percent of total	2.7%	96.1%	1.2%	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

The following table represents changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed securities	Collateralized debt Obligations	Corporates*	Other	Equities	Total
Balance at January 1, 2008	$12,403	$115,204	$139,769	$819	$594	$268,789
Total gains or losses:
Included in realized gains/losses	-0-	-0-	21	-0-	-0-	21
Included in other comprehensive income	(2,006)	(100,424)	(25,084)	(103)	30	(127,587)
Sales	(550)	(622)	(22,123)	-0-	-0-	(23,295)
Amortization	(167)	-0-	3,981	(5)	-0-	3,809
Other **	-0-	-0-	-0-	(89)	-0-	(89)
Transfers in and/or out of Level 3	13,397	-0-	68,317	-0-	-0-	81,714

Balance at December 31, 2008	23,077	14,158	164,881	622	624	203,362
Total gains or losses:
Included in realized gains/losses	-0-	(83,458)	(2,502)	-0-	-0-	(85,960)
Included in other comprehensive income	1,717	80,674	(2,728)	(4)	16	79,675
Sales	-0-	125	(6,833)	-0-	-0-	(6,708)
Amortization	(183)	1,014	2,366	(5)	-0-	3,192
Other **	-0-	5,524	213	148	-0-	5,885
Transfers in and/or out of Level 3	(16,630)	-0-	(83,633)	4,435	-0-	(95,828)

Balance at December 31, 2009	7,981	18,037	71,764	5,196	640	103,618
Total gains or losses:
Included in realized gains/losses	-0-	(1,712)	1,504	708	-0-	500
Included in other comprehensive income	255	2,445	14,711	(564)	30	16,877
Sales	-0-	-0-	(5,862)	(2,331)	-0-	(8,193)
Amortization	(194)	2,333	2,536	(1)	-0-	4,674
Other **	-0-	1,353	-0-	-0-	-0-	1,353
Transfers in and/or out of Level 3	-0-	-0-	(10,980)	(3,008)	-0-	(13,988)

Balance at December 31, 2010	$8,042	$22,456	$73,673	$-0-	$670	$104,841

*	Includes redeemable preferred stocks
**	Includes capitalized interest and foreign exchange adjustments.

The collateral underlying collateralized debt obligations for which fair values are reported as Level 3 consists primarily of trust preferred securities issued by banks and insurance companies. None of the collateral is subprime or Alt-A mortgages (loans for which the typical documentation was not provided by the borrower). Of the change in the fair value of Level 3 assets still held at December 31, 2010, $500 thousand of net realized investment gains was included in net income. At December 31, 2009, the charge to earnings was $86 million.

In 2008 and 2009, respectively, $111 million and $53 million of fixed maturities transferred in to Level 3 from Level 2 due to the lack of observable market data. There were no transfers into Level 3 in 2010. In 2008, $29 million of fixed maturities transferred out of Level 3 into Level 2 due to the availability of valuations based on observable data. In 2009, $149 million of fixed maturities transferred out of Level 3 into Level 2 due to the use of an additional pricing vendor whose valuations gave us an additional source of observable data. In 2010, $14 million of fixed maturities transferred out of Level 3 into Level 2 due to the availability of observable market data.

Torchmark adopted additional new guidance concerning the disclosures of fair value as of January 1, 2010. This new guidance expanded fair value disclosures by requiring the disclosure of transfers between the Level 1 and Level 2 classifications and the reasons for the transfers; more detail about the activity

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

within the Level 3 classification by reporting purchases, sales, issuances, and settlements on a gross rather than net basis; proper classification of assets and liabilities; and complete information about valuation inputs and techniques. The disclosure of the additional detail regarding the Level 3 activity was not required for Torchmark until 2011. However, Torchmark early adopted this guidance as of January 1, 2010 as permitted.

In 2010, there was one investment in the amount of $5 million that transferred from Level 1 to Level 2. This was because a direct quote was available at December 31, 2009, but no direct quote was available at December 31, 2010, only observable inputs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

During 2010, the Company determined that certain of its holdings in fixed maturities were other-than-temporarily impaired, resulting in writedowns of $4.9 million ($3.2 million after tax) on a CDO and on three corporate bonds. The pretax writedowns included the writedown of the CDO with a carrying amount of $1.7 million to a fair value of zero ($1.1 million after tax). The corporate bonds were written down $3.2 million ($2.1 million after tax).

During 2009, the Company determined that certain of its holdings in fixed maturities were other-than-temporarily impaired, resulting in writedowns of $143 million ($94 million after tax) on CDOs and corporate bonds. The pretax writedown included the writedowns of CDOs with a carrying amount of $117 million to a fair value of $13 million, resulting in a total pretax writedown of $104 million. However, in accordance with accounting guidance regarding other-than-temporary impairments, $83 million of the writedown was determined to be the result of a credit loss and was charged to earnings while the remaining $21 million was charged to other comprehensive income. The credit loss portion on the CDOs was determined as the difference between the securities’ amortized cost and the present value of expected future cash flows. These expected cash flows were determined using judgment and the best information available to the Company, and were discounted at the securities’ original effective yield rate. Inputs used to derive expected cash flows included expected default rates, current levels of subordination, and loan-to-collateral value ratios. Management has determined that the present value of future cash flows is a better measure of fair value due to limited observable market data and because the market for these securities is not active and does not reflect orderly transactions. The pre-tax writedown for other-than-temporary impairment on corporate bonds of $77 million was all credit related and was included in the charge to earnings.

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

As of year end 2010, previously written down securities remaining in the portfolio were carried at a fair value of $68 million. Otherwise, as of December 31, 2010, Torchmark has no information available to cause it to believe that any of its investments are other-than-temporarily impaired. Torchmark has the ability and intent to hold these investments to recovery, and does not intend to sell nor expects to be required to sell its other impaired securities.

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

Unrealized loss analysis.    Net unrealized losses on fixed maturities declined from $1.7 billion at December 31, 2008 to $455 million at December 31, 2009, and then became a net unrealized gain of $108 million at December 31, 2010. At December 31, 2010, investments in securities in the financial sector were in a $115 million unrealized loss position, while investments in securities in the other sectors had net gains of $223 million. The financial sector accounted for over 99% of the net unrealized losses in 2009. At December 31, 2008, the financial sector accounted for 56% of the net unrealized losses. Based upon conditions experienced by companies in the bond market and the commercial paper market,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

management believes that much of the unrealized loss at December 31, 2008 and during the early part of 2009 was attributable to illiquidity in the financial market which contributed to a spread widening, resulting in increased unrealized losses on many securities that management expects to be fully recoverable. Accordingly, as conditions in financial markets have improved since early 2009, unrealized gains in the portfolio have occurred. Due to the strong and stable cash flows generated by its insurance products, Torchmark has the ability to hold securities with temporary unrealized losses until recovery. Even though these fixed maturity investments are available for sale, Torchmark generally expects and intends to hold any securities which are temporarily impaired until they mature.

The following tables disclose unrealized investment losses by class of investment at December 31, 2010 and December 31, 2009. Torchmark considers these investments to be only temporarily impaired.

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES

At December 31, 2010

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Bonds:
Government-sponsored enterprises	$56,619	$(1,059)	$-0-	$-0-	$56,619	$(1,059)
GNMAs	47	(1)	-0-	-0-	47	(1)
States, municipalities and political subdivisions	685,754	(26,734)	66,591	(15,077)	752,345	(41,811)
Corporates	1,284,966	(39,331)	862,820	(170,818)	2,147,786	(210,149)
Collateralized debt obligations	-0-	-0-	22,331	(34,069)	22,331	(34,069)
Asset-backed securities	-0-	-0-	8,042	(678)	8,042	(678)
Redeemable preferred stocks	199,362	(3,339)	646,454	(76,626)	845,816	(79,965)

Total fixed maturities	2,226,987	(70,464)	1,606,238	(297,268)	3,833,225	(367,732)

Equity securities:
Non-redeemable preferred stocks	-0-	-0-	30	(69)	30	(69)

Total equity securities	-0-	-0-	30	(69)	30	(69)

Total fixed maturities and equity securities	$2,226,987	$(70,464)	$1,606,268	$(297,337)	$3,833,255	$(367,801)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES

At December 31, 2009

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Bonds:
Government-sponsored enterprises	$50,751	$(3,069)	$26,767	$(2,790)	$77,518	$(5,859)
States, municipalities and political subdivisions	608,059	(18,845)	85,813	(11,068)	693,872	(29,913)
Foreign governments	6,889	(10)	-0-	-0-	6,889	(10)
Corporates	1,210,810	(56,336)	1,866,399	(363,173)	3,077,209	(419,509)
Collateralized debt obligations	-0-	-0-	15,975	(36,767)	15,975	(36,767)
Asset-backed securities	1,034	(51)	8,253	(965)	9,287	(1,016)
Redeemable preferred stocks	58,313	(5,272)	922,593	(200,924)	980,906	(206,196)

Total fixed maturities	1,935,856	(83,583)	2,925,800	(615,687)	4,861,656	(699,270)

Equity securities:
Common stocks:
Banks and insurance companies	308	(42)	-0-	-0-	308	(42)
Non-redeemable preferred stocks	54	(45)	-0-	-0-	54	(45)

Total equity securities	362	(87)	-0-	-0-	362	(87)

Total fixed maturities and equity securities	$1,936,218	$(83,670)	$2,925,800	$(615,687)	$4,862,018	$(699,357)

Torchmark subsidiaries held 234 issues (CUSIP numbers) at December 31, 2010 that had been in an unrealized loss position for less than twelve months, compared with 184 issues a year earlier. Additionally, 133 and 279 issues had been in an unrealized loss position twelve months or longer at December 31, 2010 and 2009, respectively. Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,430 issues at December 31, 2010 and 1,455 issues at December 31, 2009. The weighted average quality rating of all unrealized loss positions as of December 31, 2010 was BBB+.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

The following table presents an analysis of the changes in Torchmark’s amounts related to credit loss positions for the year 2010.

Analysis of Amounts Related to Bifurcated Credit Losses*

	For the Year Ended December 31,
	2010	2009
Balance at beginning of period	$21,566	$-0-

Additions for which a credit loss related to other-than-temporary impairment was not previously recognized		(52,293)

Reductions due to loss fully recognized in income and no longer bifurcated		30,727

Balance at end of period	$21,566	$21,566

*	Losses due to other-than-temporary impairment for which a portion was recognized in other comprehensive income.

Other investment information:

Other long-term investments consist of the following:

	December 31,
	2010	2009
Mortgage loans, at cost	$14,481	$15,896
Investment real estate, at depreciated cost	2,154	1,508
Low-income housing interests	14,482	19,831
Collateral loans	8,913	11,571
Other	2,955	3,622

Total	$42,985	$52,428

The estimated fair value of mortgage loans, based on discounted cash flows, was approximately $14.3 million at December 31, 2010 and $15.2 million at December 31, 2009. Accumulated depreciation on investment real estate was $1.8 million at both December 31, 2010 and 2009.

Torchmark had $9.6 million in fixed maturities at book value ($17.1 million at fair value) that were non-income producing during the twelve months ended December 31, 2010. Torchmark had $349 thousand in investment real estate at December 31, 2010 which was non-income producing during the previous twelve months. Torchmark did not have any other invested assets that were non-income producing during the twelve months ended December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 5—Deferred Acquisition Costs and Value of Insurance Purchased

An analysis of deferred acquisition costs and the value of insurance purchased is as follows:

	2010		2009		2008
	Deferred Acquisition Costs	Value of Insurance Purchased	Deferred Acquisition Costs	Value of Insurance Purchased	Deferred Acquisition Costs	Value of Insurance Purchased
Balance at beginning of year	$3,270,895	$48,610	$3,174,822	$54,065	$2,940,299	$60,178
Additions:
Deferred during period:
Commissions	296,043	-0-	309,722	-0-	292,836	-0-
Other expenses	229,367	-0-	248,984	-0-	251,700	-0-

Total deferred	525,410	-0-	558,706	-0-	544,536	-0-
Foreign exchange adjustment	5,038	17	10,617	46	-0-	-0-
Adjustment attributable to unrealized investment losses(1)	-0-	-0-	-0-	-0-	75,674	-0-

Total additions	530,448	17	569,323	46	620,210	-0-

Deductions:
Amortized during period	(413,114)	(5,776)	(410,485)	(5,501)	(372,349)	(6,039)
Foreign exchange adjustment	-0-	-0-	-0-	-0-	(13,338)	(74)
Adjustment attributable to unrealized investment gains(1)	(24,745)	-0-	(62,765)	-0-	-0-	-0-

Total deductions	(437,859)	(5,776)	(473,250)	(5,501)	(385,687)	(6,113)

Balance at end of year	$3,363,484	$42,851	$3,270,895	$48,610	$3,174,822	$54,065

(1)	Represents amounts pertaining to investments relating to universal life-type products.

The amount of interest accrued on the unamortized balance of value of insurance purchased was $2.6 million, $2.9 million, and $3.2 million for the years ended December 31, 2010, 2009, and 2008, respectively. The average interest rates used for the years ended December 31, 2010, 2009, and 2008 were 5.6%, 5.6%, and 5.5%, respectively. The estimated amortization, net of interest accrued, on the unamortized balance at December 31, 2010 during each of the next five years is: 2011, $4.8 million; 2012, $4.8 million; 2013, $4.7 million; 2014, $2.2 million; and 2015, $2.7 million.

In the event of lapses or early withdrawals in excess of those assumed, deferred acquisition costs and the value of insurance purchased may not be recoverable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 6—Future Policy Benefit Reserves

A summary of the assumptions used in determining the liability for future policy benefits at December 31, 2010 is as follows:

Individual Life Insurance

Interest assumptions:

Years of Issue	Interest Rates	Percent of Liability
1917-2010	2.5% to 5.5%	12%
1985-2010	6.0%	28
1986-1992	7.0% graded to 6.0%	8
1954-2000	8.0% graded to 6.0%	11
1951-1985	8.5% graded to 6.0%	4
1984-2010	6.75%	4
2000-2010	7.0%	19
1984-2010	Interest Sensitive	14

		100%

Mortality assumptions:

For individual life, the mortality tables used are various statutory mortality tables and modifications of:

1950-54	Select and Ultimate Table
1954-58	Industrial Experience Table
1955-60	Ordinary Experience Table
1965-70	Select and Ultimate Table
1955-60	Inter-Company Table
1970	United States Life Table
1975-80	Select and Ultimate Table
X-18	Ultimate Table
2001	Valuation Basic Table

Withdrawal assumptions:

Withdrawal assumptions are based on Torchmark’s experience.

Individual Health Insurance

Interest assumptions:

Years of Issue	Interest Rates	Percent of Liability
1955-2010	2.5% to 4.5%	2%
1993-2010	6.0%	61
1986-1992	7.0% graded to 6.0%	24
1955-2000	8.0% graded to 6.0%	7
1951-1986	8.5% graded to 6.0%	1
2008-2010	6.75%	1
2001-2007	7.0%	4

		100%

Morbidity assumptions:

For individual health, the morbidity assumptions are based on either Torchmark’s experience or the assumptions used in calculating statutory reserves.

Termination assumptions:

Termination assumptions are based on Torchmark’s experience.

Overall Interest Assumptions:

The overall average interest assumption for determining the liability for future life and health insurance benefits in 2010 was 6.1%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 7—Liability for Unpaid Health Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Year Ended December 31,
	2010	2009	2008
Balance at beginning of year	$104,346	$119,855	$149,200
Incurred related to:
Current year	661,740	674,710	716,821
Prior years	(19,424)	(19,487)	(23,894)

Total incurred	642,316	655,223	692,927
Paid related to:
Current year	577,875	583,127	604,721
Prior years	68,189	87,605	117,551

Total paid	646,064	670,732	722,272

Balance at end of year	$100,598	$104,346	$119,855

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

Claims paid in each of the years 2008 through 2010 were settled for amounts less than anticipated when estimated at the previous year end. The most significant components of these favorable variances were in Torchmark’s UA Independent, UA Branch, and Medicare Part D distribution channels. In each of the years 2008 through 2010, paid health claims have trended downwards and were settled more favorably than the original estimates, resulting in reduced estimates of the claim liability in each year compared with the prior year. The Company’s estimates at each point have reflected the emerging data and trends. In the Medicare Part D channel, the Company is required to estimate claim discounts that will be received from drug manufacturers. In each of the years 2008 through 2010, the discounts from the drug manufacturers received in the current year but related to prior year claims were higher than anticipated when the claim liability was determined.

The liability for unpaid health claims is included with “Policy claims and other benefits payable” on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 8—Supplemental Disclosures of Cash Flow Information

The following table summarizes Torchmark’s noncash transactions, which are not reflected on the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2010	2009	2008
Stock-based compensation not involving cash	$11,848	$9,860	$10,823
Commitments for low-income housing interests	137,817	50,789	25,751
Capitalized investment income	6,517	7,345	7,772

The following table summarizes certain amounts paid during the period:

	Year Ended December 31,
	2010	2009	2008
Interest paid	$76,911	$71,288	$62,671
Income taxes paid	195,172	87,376	161,348

Note 9—Income Taxes

Torchmark and its subsidiaries file a life-nonlife consolidated Federal income tax return.

The components of income taxes were as follows:

	Year Ended December 31,
	2010	2009	2008
Income tax expense from continuing operations	$256,274	$191,024	$198,700
Income tax expense from discontinued operations	11,830	9,216	10,298
Shareholders’ equity:
Other comprehensive income (loss)	184,233	458,358	(590,843)
Tax basis compensation expense (from the exercise of stock options and vesting of restricted stock awards) in excess of amounts recognized for financial reporting purposes	(3,455)	(253)	(3,618)

	$448,882	$658,345	$(385,463)

Income tax expense from continuing operations consists of:

	Year Ended December 31,
	2010	2009	2008
Current income tax expense	$147,346	$147,917	$139,194
Deferred income tax expense	108,928	43,107	59,506

	$256,274	$191,024	$198,700

In each of the years 2008 through 2010, deferred income tax expense was incurred because of certain differences between net income before income taxes as reported on the Consolidated Statements of Operations and taxable income as reported on Torchmark’s income tax returns. As explained in Note 1—Significant Accounting Policies, these differences caused the financial statement book values of some assets and liabilities to be different from their respective tax bases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Income Taxes (continued)

The effective income tax rate differed from the expected 35% rate as shown below:

	Year Ended December 31,
	2010	%	2009	%	2008	%
Expected income taxes	$272,498	35.0%	$201,977	35.0%	$219,940	35.0%

Increase (reduction) in income taxes resulting from:
Tax-exempt investment income	(3,371)	(.4)	(3,483)	(.6)	(3,803)	(.6)
Tax settlements	-0-	-0-	(3,101)	(.5)	(12,687)	(1.9)
Low income housing investments	(12,900)	(1.7)	(6,038)	(1.0)	(5,129)	(.8)
Other	47	-0-	1,669	.3	379	-0-

Income tax expense	$256,274	32.9%	$191,024	33.2%	$198,700	31.7%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2010	2009
Deferred tax assets:
Fixed maturity investments	$50,126	$75,448
Carryover of tax losses	12,293	24,541
Unrealized losses	2,023	180,028
Other assets and other liabilities	1,352	33,621

Total gross deferred tax assets	65,794	313,638

Deferred tax liabilities:
Employee and agent compensation	55,781	50,773
Deferred acquisition costs	877,561	877,410
Future policy benefits, unearned and advance premiums, and policy claims	338,771	358,001

Total gross deferred tax liabilities	1,272,113	1,286,184

Net deferred tax liability	$1,206,319	$972,546

Torchmark’s Federal income tax returns are routinely audited by the Internal Revenue Service (IRS). The IRS completed its examination of the Company’s 2005, 2006, and 2007 tax years during 2009. The Company recorded a $2.5 million tax benefit to reflect the results of the examination, including a reduction in its liability for uncertain tax positions relating to these years. The statutes of limitation for the assessments of additional tax are closed for all tax years prior to 2007. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from future tax examinations and other tax-related matters for all open tax years.

Torchmark transacts business in Canada through a branch of one of its subsidiaries. For tax years prior to 2003, Canadian income tax authorities asserted that the branch carried on business in Canada through a permanent establishment and proposed additional taxes and interest. Torchmark challenged their assertion and litigated the issue before the Tax Court of Canada. In the second quarter of 2008, the Tax Court in Canada ruled in the Company’s favor and the Canadian tax authorities declined to appeal the Court’s decision. As a result, the Company recorded an $11.9 million tax benefit in 2008, including $5.4 million relating to the removal of amounts previously recorded by the Company for interest expense anticipated to be owed, net of Federal income tax, and $6.5 million relating to estimated interest income, net of Federal income tax, required to be paid by the Canadian tax authorities on amounts previously

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Income Taxes (continued)

deposited with the tax authorities. In 2009, the Company recorded $441 thousand of additional interest income, net of Federal income tax, on amounts remaining to be refunded. No tax years are currently under examination by Canadian tax authorities.

Torchmark has net operating loss carryforwards of approximately $35 million at December 31, 2010 which will begin to expire in 2021 if not otherwise used to offset future taxable income. In addition, Torchmark had a net capital loss carryover of $36.8 million at December 31, 2009 which was utilized in 2010 to offset capital gains. A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded relating to Torchmark’s deferred tax assets since, in management’s judgment, Torchmark will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

Torchmark’s tax liability is adjusted to include the provision for uncertain tax positions taken or expected to be taken in a tax return. A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding effects of accrued interest, net of Federal tax benefits) for the years 2008 through 2010 is as follows:

	2010	2009	2008
Balance at January 1,	$3,960	$8,481	$8,672
Increase based on tax positions taken in current period	245	73	361
Increase related to tax positions taken in prior periods	280	-0-	-0-
Decrease related to tax positions taken in prior periods	(3,610)	(4,594)	(436)
Decrease due to settlements	-0-	-0-	(116)

Balance at December 31,	$875	$3,960	$8,481

If recognized in future periods, $-0-, $145 thousand, and $518 thousand of the balances at December 31, 2010, 2009, and 2008, respectively, would reduce the effective tax rate. The remaining balances relate to timing differences which, if recognized, would have no effect on the Company’s effective tax rate.

Torchmark’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized interest income of $124 thousand, $1.7 million, and $11.9 million, net of federal income tax benefits, in its Consolidated Statements of Operations for 2010, 2009, and 2008, respectively. The Company had an accrued interest receivable of $4.1 million and $3.9 million, net of Federal income tax benefits, as of 2010 and 2009, respectively. The Company had no accrued penalties at December 31, 2010 or 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 10—Postretirement Benefits

Pension Plans:    Torchmark has noncontributory retirement benefit plans and contributory savings plans which cover substantially all employees. There are also two nonqualified, noncontributory supplemental benefit pension plans which cover a limited number of employees. The total cost of these retirement plans charged to operations was as follows:

Year Ended December 31,	Defined Contribution Plans	Defined Benefit Pension Plans
2010	$3,617	$18,948
2009	3,511	17,912
2008	2,988	8,918

Torchmark accrues expense for the defined contribution plans based on a percentage of the employees’ contributions. The plans are funded by the employee contributions and a Torchmark contribution equal to the amount of accrued expense. Plan contributions are both mandatory and discretionary, depending on the terms of the plan.

Cost for the defined benefit pension plans has been calculated on the projected unit credit actuarial cost method. All plan measurements for the defined benefit plans are as of December 31 of the respective year. The defined benefit pension plans covering the majority of employees are funded. Contributions are made to funded pension plans subject to minimums required by regulation and maximums allowed for tax purposes. Defined benefit plan contributions were $13 million in 2010, $15 million in 2009, and $63 million in 2008. Torchmark estimates as of December 31, 2010 that it will contribute an amount not to exceed $20 million to these plans in 2011. The actual amount of contribution may be different from this estimate.

Torchmark has a Supplemental Executive Retirement Plan (SERP), which provides to a limited number of executives an additional supplemental defined pension benefit. The supplemental benefit is based on the participant’s qualified plan benefit without consideration to the regulatory limits on compensation and benefit payments applicable to qualified plans, except that eligible compensation is capped at $1 million. The SERP is unfunded. However, life insurance policies on the lives of plan participants have been established for this plan with an unaffiliated insurance carrier. The premiums for this coverage paid in 2010 and 2009 were $2 million and $11 million, respectively, and the cash value at December 31, 2010 was $12 million. Additionally, a Rabbi Trust was established for this plan in 2010 in the amount of $21 million to support the liability for this plan. Because this plan is unqualified, the Rabbi Trust and the policyholder value of these policies is not included as defined benefit plan assets but as assets of the Company. The liability for this SERP at December 31, 2010 was $38 million and was $32 million a year earlier.

The other supplemental benefit pension plan is limited to a very select group of employees and was closed as of December 31, 1994. It provides the full benefits that an employee would have otherwise received from a defined benefit plan in the absence of the limitation on benefits payable under a qualified plan. This plan is unfunded. Liability for this closed plan was $4 million at both December 31, 2010 and December 31, 2009. Pension cost for both supplemental defined benefit plans is determined in the same manner as for the qualified defined benefit plans.

Plan assets in the funded plans consist primarily of investments in marketable fixed maturities and equity securities and are valued at fair value. Torchmark measures the fair value of its financial assets, including the assets in its benefit plans, in accordance with accounting guidance which establishes a hierarchy for asset values and provides a methodology for the measurement of value. Please refer to Note 4—Investments under the caption Fair Value Measurements for a complete discussion of valuation procedures. The following table presents the assets of Torchmark’s defined benefit pension plans for the years ended December 31, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 10—Postretirement Benefits (continued)

Pension Assets by Component at December 31, 2010
	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Equity securities:
Consumer, Non-Cyclical	$14,932			$14,932	6%
Financial	29,692			29,692	13
Industrial	11,303			11,303	5
Technology	10,643			10,643	4
Other	1,339			1,339	1

Total equity securities	67,909			67,909	29

Corporate bonds	9,637	$122,946	$3,184	135,767	57
Other bonds		772		772	-0-
Guaranteed annuity contract		10,959		10,959	5
Short-term investments	19,484			19,484	8
Other	2,002			2,002	1

Grand Total	$99,032	$134,677	$3,184	$236,893	100%

Pension Assets by Component at December 31, 2009

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Equity securities:
Consumer, Non-Cyclical	$12,606			$12,606	6%
Financial	23,440			23,440	11
Utilities	3,554			3,554	2
Industrial	7,973			7,973	4
Technology	7,801			7,801	4
Other	2,774			2,774	1

Total equity securities	58,148			58,148	28

Corporate bonds	10,174	$118,786	$3,078	132,038	62
Other bonds		813		813	-0-
Guaranteed annuity contract		10,492		10,492	5
Short-term investments	8,176			8,176	4
Other	2,210			2,210	1

Grand Total	$78,708	$130,091	$3,078	$211,877	100%

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

Note 10—Postretirement Benefits (continued)

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

Short-term divergences due to rapid market movements are allowed. In recent periods, our holdings in equities declined while our holdings in fixed maturities increased. Contributions in each of the years 2010, 2009, and 2008 were $13 million, $15 million, and $63 million, respectively. These contributions were invested primarily in fixed maturities. The decline in equity values in both 2008 and early 2009 was also a contributing factor. While equity values have recovered somewhat in 2009 and 2010, fixed maturity values have also increased. Our asset allocation targets are currently under review.

Portfolio risk is managed through quality standards, diversification, and continuous monitoring. Equities must be listed on major exchanges and adequate market liquidity is required. Fixed maturities must be rated investment grade at purchase by a major rating agency. Short-term investments in commercial paper must be rated at least A-2 by Standard & Poor’s with the issuer rated investment grade. Invested cash is limited to banks rated A or higher. Investments outside of the aforementioned list are not permitted, except by prior approval of the Plan’s Trustees. At December 31, 2010, there were no restricted investments contained in the portfolio.

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

Note 10—Postretirement Benefits (continued)

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

Weighted Average Pension Plan Assumptions

For Benefit Obligations at December 31:
	2010	2009
Discount Rate	5.77%	6.31%
Rate of Compensation Increase	4.00	3.79

For Periodic Benefit Cost for the Year:

	2010	2009	2008
Discount Rate	6.31%	6.31%	6.62%
Expected Long-Term Returns	7.24	7.95	7.94
Rate of Compensation Increase	3.79	3.84	3.91

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

Net periodic pension cost for the defined benefit plans by expense component was as follows:

	Year Ended December 31,
	2010	2009	2008
Service cost—benefits earned during the period	$8,174	$7,571	$7,621
Interest cost on projected benefit obligation	15,393	14,490	14,279
Expected return on assets	(15,026)	(15,577)	(15,939)
Net amortization	10,407	11,428	2,957

Net periodic pension cost	$18,948	$17,912	$8,918

An analysis of the impact on other comprehensive income (loss) is as follows:

	2010	2009	2008
Balance at January 1	$(93,674)	$(121,704)	$(66,551)

Amortization of:
Prior service cost	2,098	2,060	2,078
Net actuarial (gain) loss	8,766	9,166	976
Transition obligation	(7)	(7)	(7)

Total amortization	10,857	11,219	3,047

Experience gain(loss)	(23,086)	16,811	(58,200)

Balance at December 31	$(105,903)	$(93,674)	$(121,704)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 10—Postretirement Benefits (continued)

The following table presents a reconciliation from the beginning to the end of the year of the projected benefit obligation and plan assets. This table also presents the amounts previously recognized as a component of accumulated other comprehensive income.

	Pension Benefits For the year ended December 31,
	2010	2009
Changes in benefit obligation:
Obligation at beginning of year	$242,159	$230,390
Service cost	8,174	7,571
Interest cost	15,392	14,490
Amendments	-0-	411
Actuarial loss (gain)	34,029	6,485
Benefits paid	(14,194)	(17,188)

Obligation at end of year	285,560	242,159

Changes in plan assets:
Fair value at beginning of year	211,877	174,701
Return on assets	26,576	39,078
Contributions	12,634	15,286
Benefits paid	(14,194)	(17,188)

Fair value at end of year	$236,893	$211,877

Funded status at year end	$(48,667)	$(30,282)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss (gain)	$97,382	$83,062
Prior service cost	8,526	10,624
Transition obligation	(5)	(12)

Net amounts recognized at year end	$105,903	$93,674

The portion of other comprehensive income that is expected to be reflected in pension expense in 2011 is as follows:

Amortization of prior service cost	$2,080
Amortization of net loss (gain)	10,091
Amortization of transition obligation	(5)

Total	$12,166

The accumulated benefit obligation (ABO) for Torchmark’s funded defined benefit pension plans was $228 million and $191 million at December 31, 2010 and 2009, respectively. In the unfunded plans, the ABO was $27 million at December 31, 2010 and December 31, 2009.

Torchmark has estimated its expected pension benefits to be paid over the next ten years as of December 31, 2010. These estimates use the same assumptions that measure the benefit obligation at December 31, 2010, taking estimated future employee service into account. Those estimated benefits are as follows:

For the year(s)
2011	$13,159
2012	13,604
2013	14,465
2014	15,255
2015	16,144
2016-2020	96,586

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 10—Postretirement Benefits (continued)

Postretirement Benefit Plans Other Than Pensions:    Torchmark provides a small postretirement life insurance benefit for most retired employees, and also provides additional postretirement life insurance benefits for certain key employees. The majority of the life insurance benefits are accrued over the working lives of active employees. Otherwise, Torchmark does not provide postretirement benefits other than pensions and the life insurance benefits described above.

Torchmark’s post-retirement defined benefit plans other than pensions are not funded. Liabilities for these plans are measured as of December 31 for the appropriate year.

The components of net periodic postretirement benefit cost for plans other than pensions are as follows:

	Year Ended December 31,
	2010	2009	2008
Service cost	$728	$641	$654
Interest cost on accumulated postretirement benefit obligation	970	947	978
Expected return on plan assets	-0-	-0-	-0-
Amortization of prior service cost	-0-	-0-	-0-
Recognition of net actuarial (gain) loss	(583)	283	(330)

Net periodic postretirement benefit cost	$1,115	$1,871	$1,302

The following table presents a reconciliation of the benefit obligation and plan assets from the beginning to the end of the year. As these plans are unfunded and all amounts are recognized, funded status is equivalent to the accrued benefit liability.

	Benefits Other Than Pensions For the year ended December 31,
	2010	2009
Changes in benefit obligation:
Obligation at beginning of year	$16,340	$14,919
Service cost	728	641
Interest cost	970	947
Actuarial loss (gain)	(583)	283
Benefits paid	(566)	(450)

Obligation at end of year	16,889	16,340

Changes in plan assets:
Fair value at beginning of year	-0-	-0-
Return on assets	-0-	-0-
Contributions	566	450
Benefits paid	(566)	(450)

Fair value at end of year	-0-	-0-

Funded status at year end	$(16,889)	$(16,340)

No amounts were unrecognized at the respective year ends.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 10—Postretirement Benefits (continued)

The table below presents the assumptions used to determine the liabilities and costs of Torchmark’s post-retirement benefit plans other than pensions.

Weighted Average Assumptions for Post-Retirement

Benefit Plans Other Than Pensions

For Benefit Obligations at December 31:
	2010	2009
Discount Rate	5.77%	6.60%
Rate of Compensation Increase	4.50	4.50

For Periodic Benefit Cost for the Year:
	2010	2009	2008
Discount Rate	6.60%	6.60%	6.61%
Rate of Compensation Increase	4.50	4.50	4.50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 11—Debt

The following table presents information about the terms and outstanding balances of Torchmark’s debt.

Selected Information about Debt Issues

				As of December 31,
				2010				2009
Instrument	Annual Percentage Rate	Issue Date	Periodic Interest Payments Due	Outstanding Principle (Par Value)	Outstanding Principle (Book Value)	Outstanding Principle (Fair Value)		Outstanding Principle (Book Value)
Notes, due 5/15/23(1)(2)	7.875%	5/93	5/15 & 11/15	$165,612	$163,227	$186,540		$163,119
Notes, due 8/1/13(1)(2)	7.375%	7/93	2/1 & 8/1	94,050	93,700	104,500		93,585
Senior Notes, due 6/15/16(1)(8)	6.375%	6/06	6/15 & 12/15	250,000	247,477	274,775		247,104
Senior Notes, due 6/15/19(1)(8)	9.250%	6/09	6/15 & 12/15	292,647	289,397	367,521		296,423
Issue Expenses(3)				-0-	(4,158)	-0-		(4,181)

Subtotal long-term debt				802,309	789,643	933,336		796,050

Junior Subordinated
Debentures due 6/1/46(4)(5)	7.100%	6/06	quarterly(6)	123,711	123,711	122,880	(7)	123,711

Total funded debt				926,020	913,354	1,056,216		919,761

Commercial Paper(9)				198,950	198,875	198,875		233,307

				$1,124,970	$1,112,229	$1,255,091		$1,153,068

(1)	All securities other than the Junior Subordinated Debentures have equal priority with one another.
(2)	Not callable.
(3)	Unamortized issue expenses related to Trust Preferred Securities.
(4)	Junior Subordinated Debentures are classified as “Due to affiliates” and are junior to other securities in priority of payment.
(5)	Earliest call date is June 1, 2011.
(6)	Quarterly payments on the first day of March, June, Sept., and Dec.
(7)	Fair value of Trust Preferred Securities.
(8)	Callable subject to “make-whole” premium.
(9)	Classified as short-term debt.

The amount of debt that becomes due during each of the next five years is: 2011—$199 million; 2012—$0; 2013—$94 million; 2014—$0; 2015—$0 and thereafter—$832 million.

Funded debt:    During 2006, Torchmark established Torchmark Capital Trust III (Trust III) to facilitate the public offering of 4.8 million shares of $25 par value Trust Preferred Securities. Trust III completed the offering on June 8, 2006 for total proceeds of $120 million. It then exchanged $3.7 million of its common stock and the $120 million of proceeds from the offering for $123.7 million of Torchmark Junior Subordinated Debentures, due June 1, 2046. Trust III pays quarterly dividends on the Trust Preferred Securities at an annual rate of 7.1%, and receives quarterly payments at the same annual rate from Torchmark on the Junior Subordinated Debentures. All payments due to be paid by Trust III on the Trust Preferred Securities are guaranteed by Torchmark (see Note 15). The securities are redeemable on June 1, 2046, and first callable by Trust III on June 1, 2011.

Trust III is a variable interest entity in which Torchmark is not the primary beneficiary. Therefore, Torchmark is prohibited by accounting rules from consolidating Trust III even though it has 100% ownership, complete voting control, and has guaranteed the performance of Trust III. Accordingly,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 11—Debt (continued)

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

During 2010, Torchmark acquired $7.4 million par value of its 9 1/4% Senior Notes ($7.3 million book value) at a cost of $8.9 million. This repurchase resulted in a pre-tax loss of $1.6 million ($1.1 million after tax).

Commercial Paper:    In December, 2010, Torchmark entered into a new credit facility with a group of lenders allowing unsecured borrowings and stand-by letters of credit up to $600 million. The facility includes a provision which allows Torchmark to increase the facility limit by $200 million if certain conditions are met. The Company also has the ability to request up to $250 million in letters of credit to be issued against the facility. This agreement replaces an earlier agreement which would have expired in August, 2011. The new agreement is set to terminate on January 7, 2015. The credit facility is further designated as a back-up credit line for a commercial paper program, whereby Torchmark may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility limit less any letters of credit issued. Interest is charged at variable rates. At December 31, 2010, Torchmark had $199 million face amount ($199 million carrying amount) of commercial paper outstanding, $198 million of letters of credit issued, and no borrowings under the line of credit. During 2010, the short term borrowings under the facility averaged approximately $196 million, and were made at an average yield of .4%, compared with an average balance of $251 million at an average yield of 1.1% a year earlier. The facility does not have a ratings-based acceleration trigger which would require early payment. A facility fee is charged for the entire facility at a rate of 17.5 basis points. For letters of credit issued, there is an issuance fee of 132.5 basis points. Torchmark is subject to certain covenants for the agreements regarding capitalization and earnings, with which it was in compliance at December 31, 2010 and throughout the three-year period ended December 31, 2010. Borrowings on the credit facilities are reported as short-term debt on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 12—Shareholders’ Equity

Share Data: A summary of preferred and common share activity is as follows:

	Preferred Stock		Common Stock
	Issued	Treasury Stock	Issued	Treasury Stock
2008:
Balance at January 1, 2008	-0-	-0-	94,874,748	(2,699,333)
Grants of restricted stock	-0-	-0-		54,382
Issuance of common stock due to exercise of stock options				602,550
Treasury stock acquired				(8,124,700)
Retirement of treasury stock			(9,000,000)	9,000,000

Balance at December 31, 2008	-0-	-0-	85,874,748	(1,167,101)
2009:
Grants of restricted stock				76,707
Issuance of common stock due to exercise of stock options				126,172
Treasury stock acquired				(2,069,800)
Retirement of treasury stock			(2,000,000)	2,000,000

Balance at December 31, 2009	-0-	-0-	83,874,748	(1,034,022)
2010:
Grants of restricted stock				81,283
Forfeitures of restricted stock				(7,082)
Issuance of common stock due to exercise of stock options				849,065
Treasury stock acquired				(4,520,909)
Retirement of treasury stock			(4,000,000)	4,000,000

Balance at December 31, 2010	-0-	-0-	79,874,748	(631,665)

Acquisition of Common Shares:    Torchmark shares are acquired from time to time through open market purchases under the Torchmark stock repurchase program when it is believed to be the best use of Torchmark’s excess cash flows. Torchmark suspended its share repurchase program temporarily from the first quarter of 2009 until the first quarter of 2010 because of uncertain economic conditions. Share repurchases under this program were 3.8 million shares at a cost of $204 million in 2010, 2.1 million shares at a cost of $47 million in 2009, and 7.6 million shares at a cost of $427 million in 2008. When stock options are exercised, proceeds from the exercises are generally used to repurchase approximately the number of shares available with those funds in order to reduce dilution. Shares repurchased for dilution purposes were 716 thousand shares at a cost of $42 million in 2010, 20 thousand shares at a cost of $869 thousand in 2009, and 487 thousand shares at a cost of $29 million in 2008.

Retirement of Treasury Stock:    Torchmark retired 4 million shares of treasury stock in December, 2010, 2 million in 2009, and 9 million in 2008.

Restrictions:    Restrictions exist on the flow of funds to Torchmark from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. Dividends from insurance subsidiaries of Torchmark are limited to the greater of prior year statutory net income excluding realized capital gains on an annual noncumulative basis, or 10% of prior year surplus, in the absence of special regulatory approval. Additionally, insurance company distributions are generally not permitted in excess of statutory surplus. Subsidiaries are also subject to certain minimum capital requirements. In 2010, subsidiaries of Torchmark paid $371 million in dividends to the parent company. During 2011, a maximum amount of $742 million is expected to be available to Torchmark from subsidiaries without regulatory approval.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 12—Shareholders’ Equity (continued)

Earnings Per Share:    A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	2010	2009	2008
Basic weighted average shares outstanding	81,339,485	83,033,589	88,052,650
Weighted average dilutive options outstanding	742,740	-0-	463,445

Diluted weighted average shares outstanding	$82,082,225	83,033,589	88,516,095

Stock options to purchase 6.8 million shares, 9.4 million shares, and 3.5 million shares, during the years 2010, 2009, and 2008, respectively, are considered to be anti-dilutive and are excluded from the calculation of diluted earnings per share. Income available to common shareholders for basic earnings per share is equivalent to income available to common shareholders for diluted earnings per share.

Note 13—Stock-Based Compensation

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

An analysis of shares available for grant is as follows:

	Available for Grant
	2010	2009	2008
Balance at January 1	1,149,693	2,136,806	3,136,000
Expired and forfeited during year	17,513	25,000	8,000
Options granted during year	(905,450)	(928,850)	(949,750)
Restricted stock and restricted stock units granted during year	(91,580)	(83,263)	(57,444)

Balance at December 31	170,176	1,149,693	2,136,806

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

A summary of stock compensation activity for each of the years in the three years ended December 31, 2010 is presented below:

	2010	2009	2008
Stock-based compensation expense recognized*	$11,848	$9,860	$10,823
Tax benefit recognized	4,147	3,451	3,788
Weighted-average grant-date fair value of options granted	15.53	5.50	8.87
Intrinsic value of options exercised	9,731	1,088	10,700
Cash received from options exercised	37,863	4,430	25,473
Actual tax benefit received from exercises	4,236	381	3,745

* No stock-based compensation expense was capitalized in any period.

An analysis of option activity for each of the three years ended December 31, 2010 is as follows:

	2010		2009		2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding-beginning of year	10,339,985	$51.06	9,720,974	$53.40	9,393,920	$51.80
Granted	905,450	46.29	928,850	24.05	949,750	62.50
Exercised	(849,065)	44.60	(126,172)	35.12	(602,550)	42.27
Expired and forfeited	(272,551)	52.58	(183,667)	49.32	(20,146)	61.12

Outstanding-end of year	10,123,819	$51.14	10,339,985	$51.06	9,720,974	$53.40

Exercisable at end of year	7,886,717	$54.15	8,256,242	$52.47	8,081,855	$51.57

A summary of restricted stock and restricted stock units granted during each of the years in the three year period ended December 31, 2010 is presented in the table below. Restricted stock holders are entitled to dividends on the stock and holders of restricted stock units are entitled to dividend equivalents. Executive grants vest over five years and director grants vest over six months.

	2010	2009	2008
Executives restricted stock:
Shares	75,000	75,500	53,500
Price per share	$46.31	$23.50	$62.68
Aggregate value	$3,473	$1,774	$3,353
Percent vested as of 12/31/10	0%	20%	40%

Directors restricted stock:
Shares	6,283	1,207	882
Price per share	$46.28	$44.89	$60.14
Aggregate value	$291	$54	$53
Percent vested as of 12/31/10	100%	100%	100%

Directors restricted stock units (including dividend equivalents):
Shares	10,297 *	6,399	3,062
Price per share	$44.76	$44.89	$60.08
Aggregate value	$451	$287	$184
Percent vested as of 12/31/10	100%	100%	100%

* 2,013 shares at $44.76 per share were later forfeited in 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

An analysis of unvested restricted stock is as follows

	Executives Restricted Stock	Directors Restricted Stock	Total
2008:
Balance at January 1, 2008	32,400	-0-	32,400
Grants	53,500	882	54,382
Restriction lapses	(7,600)	(882)	(8,482)

Balance at December 31, 2008	78,300	-0-	78,300

2009:
Grants	75,500	1,207	76,707
Restriction lapses	(18,300)	(1,207)	(19,507)

Balance at December 31, 2009	135,500	-0-	135,500

2010:
Grants	75,000	6,283	81,283
Restriction lapses	(47,400)	(6,283)	(53,683)
Forfeitures	(5,000)	-0-	(5,000)

Balance at December 31, 2010	158,100	-0-	158,100

Restricted stock units outstanding at each of the year ends 2010, 2009, and 2008 were 19,915; 9,618; and 3,062, respectively. Restricted stock units are only available to directors, and are not converted to shares until the director’s retirement, death, or disability. There were no unvested director restricted shares outstanding at the end of any of the years 2008 through 2010. Director restricted stock and restricted stock units are generally granted on the first working day of the year and vest in six months. Dividend equivalents are earned on restricted stock units only. They are granted in the form of additional restricted stock units and vest immediately upon grant.

Additional information about Torchmark’s stock-based compensation as of December 31, 2010 and 2009 is as follows:

	2010	2009
Outstanding options:
Weighted-average remaining contractual term (in years)	2.85	3.33
Aggregate intrinsic value	$94,086	$24,407

Exercisable options:
Weighted-average remaining contractual term (in years)	2.16	2.80
Aggregate intrinsic value	$49,810	$5,987

Unrecognized compensation*	$17,077	$10,822
Weighted average period of expected recognition (in years)*	1.33	1.72

*	Includes restricted stock

Additional information concerning Torchmark’s unvested options is as follows at December 31:

	2010	2009
Number of shares outstanding	2,237,102	2,083,743
Weighted-average exercise price (per share)	$40.52	$45.50
Weighted-average remaining contractual term (in years)	5.28	5.42
Aggregate intrinsic value	$44,276	$18,419

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

Torchmark expects that substantially all unvested options will vest.

The following table summarizes information about stock options outstanding at December 31, 2010.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$19.81 – $33.04	898,734	5.06	$23.51	20,085	$23.52
34.00 – 38.79	345,821	2.02	37.52	332,538	37.52
41.26 – 42.56	453,826	0.65	41.27	452,960	41.27
44.76 – 54.50	1,632,383	4.69	45.92	733,968	45.46
54.77 – 54.77	3,355,695	1.34	54.77	3,355,695	54.77
55.05 – 55.80	867,856	2.01	55.49	856,637	55.49
56.24 – 59.75	788,392	3.91	56.53	785,346	56.53
62.68 – 62.68	875,250	4.12	62.68	442,626	62.68
63.70 – 68.18	905,862	3.00	64.63	905,862	64.63

$19.81 – $68.18	10,123,819	2.85	$51.14	7,886,717	$54.15

No equity awards were cash settled during the three years ended December 31, 2010.

Note 14—Business Segments

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

Life insurance products include traditional and interest-sensitive whole life insurance as well as term life insurance. Health products are generally guaranteed-renewable and include Medicare Supplement, Medicare Part D, cancer, accident, long-term care, and limited-benefit hospital and surgical coverages. Annuities include fixed-benefit contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

Torchmark markets its insurance products through a number of distribution channels, each of which sells the products of one or more of Torchmark’s insurance segments. The tables below present segment premium revenue by each of Torchmark’s marketing groups.

Torchmark Corporation

Premium Income By Distribution Channel

	For the Year 2010
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$25,534	1	$314,524	32	$638	100	$340,696	13
Liberty National Exclusive	294,587	18	331,056	34			625,643	24
American Income Exclusive	560,649	34	79,059	8			639,708	24
Direct Response	566,604	34	54,328	5			620,932	23
Medicare Part D			208,970	21			208,970	8
Other	216,325	13					216,325	8

	$1,663,699	100	$987,937	100	$638	100	$2,652,274	100

	For the Year 2009
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$28,498	2	$326,442	32	$541	100	$355,481	14
Liberty National Exclusive	298,485	19	388,522	38			687,007	26
American Income Exclusive	507,899	32	75,097	7			582,996	22
Direct Response	536,878	33	46,555	5			583,433	22
Medicare Part D			183,586	18			183,586	7
Other	220,093	14					220,093	9

	$1,591,853	100	$1,020,202	100	$541	100	$2,612,596	100

	For the Year 2008
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$31,855	2	$356,853	32	$622	100	$389,330	15
Liberty National Exclusive	304,262	20	475,905	42			780,167	29
American Income Exclusive	473,784	31	73,423	6			547,207	20
Direct Response	511,165	33	45,123	4			556,288	21
Medicare Part D			175,633	16			175,633	7
Other	223,153	14					223,153	8

	$1,544,219	100	$1,126,937	100	$622	100	$2,671,778	100

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

Note 14—Business Segments (continued)

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

	For the Year 2010
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,663,699	$987,937	$638				$(516	)(1)	$2,651,758
Net investment income				$685,253			(8,889	)(2,5)	676,364
Other income					$2,834		(664	)(4)	2,170

Total revenue	1,663,699	987,937	638	685,253	2,834		(10,069)		3,330,292
Expenses:
Policy benefits	1,082,423	669,707	41,430				(516	)(1)	1,793,044
Required interest on net reserves	(434,319)	(35,368)	(51,996)	521,683					-0-
Amortization of acquisition costs	487,770	130,238	9,722	(208,840)					418,890
Commissions and premium tax	72,559	53,301	134				(664	)(4)	125,330
Insurance administrative expense(3)					155,615				155,615
Parent expense						$8,809			8,809
Stock-based compensation expense						11,848			11,848
Interest expense				75,265			264	(2)	75,529

Total expenses	1,208,433	817,878	(710)	388,108	155,615	20,657	(916)		2,589,065

Measure of segment profitability (pretax)	$455,266	$170,059	$1,348	$297,145	$(152,781)	$(20,657)	(9,153)		741,227

Deduct applicable income taxes							9,153	(5)	(243,204)

Segment profits after tax							$-0-		498,023

Add back income taxes applicable to segment profitability									243,204
Add (deduct) realized investment gains (losses) and impairments									37,340

Pretax income per Consolidated Statement of Operations									$778,567

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to accounting rule requiring deconsolidation of Trust Preferred Securities.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Amortization of low-income housing expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

	For the Year 2009
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,591,853	$1,020,202	$541				$(2,491	)(1)	$2,610,105
Net investment income				$632,276			264	(2)	632,540
Other income					$2,914		(994	)(4)	1,920

Total revenue	1,591,853	1,020,202	541	632,276	2,914		(3,221)		3,244,565
Expenses:
Policy benefits	1,040,248	679,810	35,762				(2,491	)(1)	1,753,329
Required interest on net reserves	(410,917)	(34,243)	(41,840)	487,000					-0-
Amortization of acquisition costs	462,837	147,151	6,040	(200,042)					415,986
Commissions and premium tax	72,273	57,074	267				(994	)(4)	128,620
Insurance administrative expense(3)					150,325		355	(5)	150,680
Parent expense						$9,590			9,590
Stock-based compensation expense						9,860			9,860
Interest expense				69,668			264	(2)	69,932

Total expenses	1,164,441	849,792	229	356,626	150,325	19,450	(2,866)		2,537,997

Subtotal	427,412	170,410	312	275,650	(147,411)	(19,450)	(355)		706,568
Nonoperating items							355	(5)	355

Measure of segment profitability (pretax)	$427,412	$170,410	$312	$275,650	$(147,411)	$(19,450)	$-0-		$706,923

Deduct applicable income taxes									(238,153)

Segment profits after tax									468,770

Add back income taxes applicable to segment profitability									238,153
Add (deduct) realized investment gains (losses) and impairments									(129,492)
Deduct loss on Company-occupied property(5)									(355)

Pretax income per Consolidated Statement of Operations									$577,076

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to accounting rule requiring deconsolidation of Trust Preferred Securities.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Loss on Company-occupied property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

	For the Year 2008
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,544,219	$1,126,937	$622				$122	(1)	$2,671,900
Net investment income				$626,942			264	(2)	627,206
Other income					$4,154		517	(4,5,6)	4,671

Total revenue	1,544,219	1,126,937	622	626,942	4,154		903		3,303,777
Expenses:
Policy benefits	1,015,494	759,466	27,458				122	(1)	1,802,540
Required interest on net reserves	(389,526)	(32,029)	(29,853)	451,408					-0-
Amortization of acquisition costs	434,931	131,541	2,876	(190,960)					378,388
Commissions and premium tax	69,295	73,248	141				(1,098)	(4)	141,586
Insurance administrative expense(3)					156,164		2,129	(7)	158,293
Parent expense						10,455	2,522	(5)	12,977
Stock-based compensation expense						10,823			10,823
Interest expense				62,965			264	(2)	63,229

Total expenses	1,130,194	932,226	622	323,413	156,164	21,278	3,939		2,567,836

Subtotal	414,025	194,711	-0-	303,529	(152,010)	(21,278)	(3,036)		735,941
Nonoperating items							3,036	(5,6,7)	3,036

Measure of segment profitability (pretax)	$414,025	$194,711	$-0-	$303,529	$152,010	$21,278	$-0-		$738,977

Deduct applicable income taxes									(248,225)

Segment profits after tax									490,752

Add back income taxes applicable to segment profitability									248,225
Add (deduct) realized investment gains (losses) and impairments									(107,541)
Deduct cost of legal settlements(5)									(1,185)
Add gain on sale of agency buildings(6)									278
Deduct loss on Company-occupied property(7)									(2,129)

Pretax income per Consolidated Statement of Operations									$628,400

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to accounting rule requiring deconsolidation of Trust Preferred Securities.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Legal settlements from litigation related to prior years.
(6)	Gain from sale of agency buildings.
(7)	Loss on Company-occupied property.

Torchmark holds a sizeable investment portfolio to support its insurance liabilities, the yield from which is used to offset policy benefit, acquisition, administrative and tax expenses. This yield or investment income is taken into account when establishing premium rates and profitability expectations of its insurance products. In holding such a portfolio, investments are sold, called, or written down from time to time, resulting in a realized gain or loss. These gains or losses generally occur as a result of disposition due to issuer calls, a downgrade in credit quality, compliance with Company investment policies, or other reasons often beyond management’s control. Unlike investment income, realized gains and losses are incidental to insurance operations, and only overall yields are considered when setting premium rates or insurance product profitability expectations. While these gains and losses are not relevant to segment profitability or core operating results, they can have a material positive or negative result on net income. For these reasons, management removes realized investment gains and losses when it views its segment operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

The following table summarizes the measures of segment profitability as determined in the three preceding tables for comparison with prior periods. The table also reconciles segment profits to net income.

Analysis of Profitability by Segment

	2010	2009	2008	2010 Change	%	2009 Change	%
Life insurance underwriting margin	$455,266	$427,412	$414,025	$27,854	7	$13,387	3
Health insurance underwriting margin	170,059	170,410	194,711	(351)	-0-	(24,301)	(12)
Annuity underwriting margin	1,348	312	-0-	1,036	332	312
Other insurance:
Other income	2,834	2,914	4,154	(80)	(3)	(1,240)	(30)
Administrative expense	(155,615)	(150,325)	(156,164)	(5,290)	4	5,839	(4)
Excess investment income	297,145	275,650	303,529	21,495	8	(27,879)	(9)
Corporate and adjustments	(29,810)	(19,450)	(21,278)	(10,360)	53	1,828	(9)

Pre-tax total	741,227	706,923	738,977	34,304	5	(32,054)	(4)
Applicable taxes	(243,204)	(238,153)	(248,225)	(5,051)	2	10,072	(4)

After-tax total, before discontinued operations	498,023	468,770	490,752	29,253	6	(21,982)	(4)
Discontinued operations (after tax)	27,932	26,810	22,535	1,122	4	4,275	19

Total	525,955	495,580	513,287	30,375	6	(17,707)	(3)
Realized gains (losses) (after tax)	24,270	(85,345)	(69,902)	109,615		(15,443)
Realized gains (losses)—discontinued operations (after tax)	1,852	(7,909)	24	9,761		(7,933)
Loss on disposal of discontinued operations (after tax)	(35,013)	-0-	-0-	(35,013)		-0-
Gain on sale of agency buildings, net of tax	-0-	-0-	181	-0-		(181)
Tax settlements (after tax)	-0-	2,858	10,823	(2,858)		(7,965)
Net proceeds (cost) from legal settlements (after tax)	-0-	-0-	(770)	-0-		770
Loss on writedown of Company-occupied property (after tax)	-0-	(231)	(1,384)	231		1,153

Net income	$517,064	$404,953	$452,259	$112,111	28	$(47,306)	(10)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

Assets for each segment are reported based on a specific identification basis. The insurance segments’ assets contain deferred acquisition costs (including the value of insurance purchased). The investment segment includes the investment portfolio, cash, and accrued investment income. Goodwill is assigned to the insurance segments at the time of purchase based on the excess of cost over the fair value of assets acquired for the benefit of that segment. All other assets, representing less than 4% of total assets, are included in the other category. The table below reconciles segment assets to total assets as reported in the consolidated financial statements.

Assets By Segment

	At December 31, 2010
	Life	Health	Annuity	Investment	Other	Consolidated
Cash and invested assets				$11,563,656		$11,563,656
Accrued investment income				183,861		183,861
Deferred acquisition costs	$2,803,095	$548,436	$54,804			3,406,335
Goodwill	309,609	87,282				396,891
Other assets					$609,019	609,019

Total assets	$3,112,704	$635,718	$54,804	$11,747,517	$609,019	$16,159,762

	At December 31, 2009
	Life	Health	Annuity	Investment	Other	Consolidated
Cash and invested assets				$10,054,764		$10,054,764
Accrued investment income				168,246		168,246
Deferred acquisition costs	$2,686,357	$577,210	$55,938			3,319,505
Goodwill	309,609	87,282				396,891
Other assets					$427,710	427,710
Assets of subsidiary held for sale					1,656,643	1,656,643

Total assets	$2,995,966	$664,492	$55,938	$10,223,010	$2,084,353	$16,023,759

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 15—Commitments and Contingencies

Reinsurance:    Insurance affiliates of Torchmark reinsure that portion of insurance risk which is in excess of their retention limits. Retention limits for ordinary life insurance range up to $2.0 million per life. Life insurance ceded represented .5% of total life insurance in force at December 31, 2010. Insurance ceded on life and accident and health products represented .3% of premium income for 2010. Torchmark would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

Insurance affiliates also assume insurance risks of other companies. Life reinsurance assumed represented 3.3% of life insurance in force at December 31, 2010 and reinsurance assumed on life and accident and health products represented .9% of premium income for 2010.

Leases:    Torchmark leases office space and office equipment under a variety of operating lease arrangements. Rental expense for operating leases was $4.9 million in 2010, $4.9 million in 2009, and $5.1 million in 2008. Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 2010 were as follows: 2011, $3.7 million; 2012, $2.6 million; 2013, $2.4 million; 2014, $2.0 million; 2015, $2.0 million and in the aggregate, $16.8 million.

Low-Income Housing Tax Credit Interests:    As described in Note 1, Torchmark has invested $283 million in entities which provide certain tax benefits. As of December 31, 2010, Torchmark remained obligated under these commitments for $122 million, of which $66 million is due in 2011, $52 million in 2012, and $4 million in 2013.

Concentrations of Credit Risk:    Torchmark maintains a diversified investment portfolio with limited concentration in any given issuer. At December 31, 2010, the investment portfolio, at fair value, consisted of the following:

Investment-grade corporate securities	76%
Securities of state and municipal governments	11
Below-investment-grade securities	7
Policy loans, which are secured by the underlying insurance policy values	3
Short-term investments, which generally mature within one month	2
Other fixed maturities, equity securities, mortgages, real estate, and other long-term investments	1

100%

As of December 31, 2010, securities of state and municipal governments represented 11% of invested assets at fair value. Such investments are made throughout the U.S. At year-end 2010, 5% or more of the state and municipal bond portfolio at fair value was invested in securities issued within the following states: Texas (34%), Washington (7%), Ohio (7%), Illinois (6%), and Alabama (5%). Otherwise, there was no significant concentration within any given state.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 15—Commitments and Contingencies (continued)

Corporate debt and equity investments are made in a wide range of industries. Below are the ten largest industry concentrations held in the corporate portfolio at December 31, 2010, based on fair value:

Insurance	19%
Electric	16%
Banks	16%
Oil and gas extraction	6%
Pipelines	5%
Mining	4%
Transportation	3%
Telecommunications	3%
Chemicals	3%
Diversified financial services	2%

At year-end 2010, 7% of invested assets was represented by fixed maturities rated below investment grade (BB or lower as determined by the weighted average of available ratings from rating services). Par value of these investments was $1.2 billion, amortized cost was $863 million, and fair value was $731 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in market value of the securities.

Collateral Requirements:    Torchmark requires collateral for investments in instruments where collateral is available and is typically required because of the nature of the investment. Torchmark’s mortgages are secured by the underlying real estate.

Guarantees:    At December 31, 2010, Torchmark had in place four guarantee agreements, all of which were either parent company guarantees of subsidiary obligations to a third party, or parent company guarantees of obligations between wholly-owned subsidiaries. As of December 31, 2010, Torchmark had no liability with respect to these guarantees.

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

Letters of Credit:    Torchmark has guaranteed letters of credit in connection with its credit facility with a group of banks. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Torchmark insurance companies. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Torchmark’s insurance carriers. The agreement expires in 2015. The maximum amount of letters of credit available is $250 million. Torchmark (parent company) would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. At December 31, 2010, $198 million of letters of credit were outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 15—Commitments and Contingencies (continued)

Equipment leases:    Torchmark has guaranteed performance of a subsidiary as lessee under two leasing arrangements for aviation equipment. One of the leases commenced in 2003 for a lease term of approximately 10 years and the other was entered into in 2009 also for 10 years. Torchmark has certain renewal and early termination options under the first lease. At December 31, 2010, total remaining undiscounted payments under the leases were approximately $9.3 million. Torchmark (parent company) would be responsible for any subsidiary obligation in the event the subsidiary did not make payments or otherwise perform under the terms of the lease.

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

As previously disclosed in filings with the Securities and Exchange Commission (SEC), United American was named as a defendant in purported class action litigation originally filed on September 16, 2004, in the Circuit Court of Saline County, Arkansas on behalf of the Arkansas purchasers of association group health insurance policies or certificates issued by United American through Heartland Alliance of America Association and Farm & Ranch Healthcare, Inc. (Smith and Ivie v. Collingsworth, et al., CV2004-742-2). The plaintiffs asserted claims for fraudulent concealment, breach of contract, common law liability for non-disclosure, breach of fiduciary duties, civil conspiracy, unjust enrichment, violation of the Arkansas Deceptive Trade Practices Act, and violation of Arkansas law and the rules and regulations of the Arkansas Insurance Department. Declaratory, injunctive, and equitable relief, as well as actual and punitive damages, were sought by the plaintiffs. On September 7, 2005, the plaintiffs amended their complaint to assert a nation-wide class, defined as all United American insureds who simultaneously purchased both an individual Hospital and Surgical Expense health insurance policy (Form HSXC) and an individual supplemental term life insurance policy (Form RT85) from Farm & Ranch through Heartland. Defendants removed this litigation to the United States District Court for the Western District of Arkansas (No. 4:05-cv-1382) but that Court remanded the litigation back to the state court on plaintiffs’ motion. On July 22, 2008, the plaintiffs filed a second amended complaint, asserting a class defined as “all persons who, between January 1998 and the present, were residents of Arkansas, California, Georgia, Louisiana or Texas, and purchased through Farm & Ranch: (1) a health insurance policy issued by United American known as Flexguard Plan, CS-1 Common Sense Plan, GSP Good Sense Plan, SHXC Surgical & Hospital Expense Policy, HSXC 7500 Hospital/Surgical Plan, MMXC Hospital/Surgical Plan, SMXC Surgical/Medical Expense Plan and/or SSXC Surgical Safeguard Expense Plan, and (ii) a membership in Heartland.” Plaintiffs assert claims for breach of contract, violation of Arkansas Deceptive Trade Practices Act and/or applicable consumer protection laws in other states, unjust enrichment, and common law fraud. Plaintiffs seek actual, compensatory, statutory and punitive damages, equitable and declaratory relief. On September 8, 2009, the Saline County Circuit Court granted the plaintiff’s motion certifying the class. On October 7, 2009, United American filed its notice of appeal of the class certification and subsequently filed its appellate brief on April 8, 2010. On December 2, 2010, the Arkansas Supreme Court affirmed the lower court’s decision to certify the class. Discovery is ongoing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 15—Commitments and Contingencies (continued)

As reported in previous SEC filings, on June 3, 2009, the Florida Office of Insurance Regulation (Florida Office) issued an order to Liberty National to show cause why the Florida Office should not issue a final order suspending or revoking Liberty National’s certificate of authority to do insurance business in the State of Florida. The order asserted that Liberty National has engaged in alleged unfair trade practices in violation of Florida law through past underwriting practices used by Liberty National with regard to insurance applications submitted by persons who live in the United States but who were not U.S. citizens and persons traveling to certain foreign countries. Liberty National denies the allegations made by the Florida Office. Liberty National responded to the Florida Office’s order in a timely manner and the matter was transmitted to the Division of Administrative Hearings on July 10, 2009. The matter was assigned to an administrative law judge and was set for hearing commencing on February 1, 2010. On January 21, 2010, the Florida Office filed a motion for continuance which was granted and the hearing in the Florida Department of Administrative Hearings was held June 7-11, 2010. Each of the parties submitted proposed orders to the Administrative Law Judge on August 18, 2010 for her review. On November 9, 2010, the Administrative Law Judge issued a recommended order and transmitted it to all parties. The Florida Office filed exceptions to the order and Liberty National filed its response to those exceptions as well as its own exceptions on December 3, 2010. On February 9, 2011, the Florida Office issued a Final Order that essentially adopted the Administrative Law Judge’s previously recommended findings of fact and conclusions of law. However, in its Final Order, the Florida Office increased the recommended fines for the four non-willful violations and trebled the fine for each non-willful violation resulting in a total fine of $60,000. A decision whether or not the Final Order will be appealed has not been made.

As previously reported in filings with the SEC, on September 23, 2009, purported class action litigation was filed against American Income Life Insurance Company in the Superior Court of San Bernardino County, California (Hoover v. American Income Life Insurance Company, Case No. CIVRS 910758). The plaintiffs, former insurance sales agents of American Income who are suing on behalf of all current and former American Income sales agents in California for the four year period prior to the filing of this litigation, assert that American Income’s agents are employees, not independent contractors as they are classified by American Income. They allege failure to indemnify and reimburse for business expenses as well as failure to pay all wages due upon termination in violation of the California Labor Code; failure to pay minimum wages in violation of the California Industrial Welfare Commission Wage Order No. 4-2001, originally and as amended; and unfair business practices in violation of the California Business and Professions Code §§17200, et seq. They seek, in a jury trial, reimbursement for business expenses and indemnification for losses, payment of minimum wages for their training periods, payment of moneys due immediately upon termination under the California Labor Code, disgorgement of profits resulting from unfair and unlawful business practices, and injunctive relief granting employee status to all of American Income’s California agents. On October 29, 2009, American Income filed a motion seeking to remove this litigation from the Superior Court in San Bernadino County to the U.S. District Court for the Central District of California, Eastern Division. The U.S. District Court remanded the case without prejudice to the Superior Court and denied American Income’s motion to dismiss on December 15, 2009. On January 19, 2010, American Income filed a motion to dismiss which was denied by the Superior Court after a hearing held on March 16, 2010. On September 20, 2010, American Income again filed a motion to remove the case to federal court based upon jurisdictional grounds that had not been available previously. The Company’s motion was not successful, however, and the case was remanded back to Superior Court. On January 12, 2011, the Superior Court denied the Company’s motion to exercise the arbitration clauses of those agent contracts that contain them; the Company has appealed that denial. Discovery is proceeding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 16—Related Party Transactions

William J. Baxley is a partner in the law firm of Baxley, Dillard, Dauphin, McKnight & James which performs legal services for Torchmark and certain of its subsidiaries. In 1997, Mr. Baxley was loaned $668 thousand on an unsecured basis at a rate of 6.02%. Repayments are made in the form of legal services at customary rates and are applied against the outstanding balance, amortizing the loan with interest over its remaining term. In October, 2001, the terms of the loan were revised and an additional amount of $395 thousand was loaned to Baxley. The interest rate was revised to 5.6% and the term of the loan was extended until July, 2013. The loan is being repaid in accordance with its amortization schedule and all payments are current. At December 31, 2010 and 2009, the outstanding balance of this loan was $217 thousand and $296 thousand, respectively.

Additionally, Torchmark has loaned Mr. Baxley’s wife $883 thousand secured by a mortgage on a building sold to her in 1997. Prior to 2006, interest was charged at a rate of 7.7%. This loan was originally due to be repaid in 2007 with a balloon payment, but in January, 2006, the outstanding balance of $734 thousand was refinanced and extended until January of 2023. The interest rate was revised to 5.5%. Scheduled cash payments are made to amortize the loan. At December 31, 2010 and 2009, the outstanding balance of this loan was $587 thousand and $620 thousand, respectively.

Torchmark also holds funds on behalf of Mr. Baxley as a part of an agreement established in 2006. Interest is paid to Baxley based on a variable rate computed as the average yield for Aa corporate bonds less fifty basis points, which was 5.0% at December 31, 2010. This account balance was $74 thousand at year end 2010 and $58 thousand at year end 2009.

Torchmark grants options to certain consultants for their services in addition to their fees. Mr. Baxley received Torchmark options in each of the years 2008 through 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 17—Selected Quarterly Data (Unaudited)

The following is a summary of quarterly results for the two years ended December 31, 2010. The information is unaudited but includes all adjustments (consisting of normal accruals) which management considers necessary for a fair presentation of the results of operations for these periods.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2010:
Premium and policy charges	$670,944	$669,569	$657,827	$653,418
Net investment income	167,111	170,612	172,337	166,304
Realized investment gains(losses)	7,261	(5,002)	8,045	27,036
Total revenues	845,678	835,895	838,888	847,171
Policy benefits	468,934	454,177	433,514	436,419
Amortization of acquisition expenses	109,602	104,851	104,045	100,392
Pretax income from continuing operations	174,054	180,720	208,313	215,480
Income from continuing operations	115,393	119,848	138,097	148,955
Income from discontinued operations	6,283	6,201	(23,566)	5,853
Net income	121,676	126,049	114,531	154,808
Basic net income per common share*
Continuing operations	1.39	1.46	1.71	1.87
Discontinued operations	0.08	0.08	(0.29)	0.07
Total basic net income per share	1.47	1.54	1.42	1.94
Diluted net income per common share*
Continuing operations	1.39	1.45	1.70	1.84
Discontinued operations	0.07	0.08	(0.29)	0.07
Total diluted net income per share	1.46	1.53	1.41	1.91

2009:
Premium and policy charges	$667,391	$661,870	$638,539	$642,305
Net investment income	158,167	156,483	158,972	158,918
Realized investment gains(losses)	(40,755)	(30,582)	(35,641)	(22,514)
Total revenues	785,208	788,217	762,321	779,327
Policy benefits	460,490	450,330	420,786	421,723
Amortization of acquisition expenses	108,346	104,038	101,986	101,616
Pretax Income from continuing operations	126,918	144,743	143,760	161,655
Income from continuing operations	76,961	103,788	98,558	106,745
Income from discontinued operations	(255)	10,330	2,242	6,584
Net income	76,706	114,118	100,800	113,329
Basic net income per common share*
Continuing operations	0.91	1.25	1.19	1.29
Discontinued operations	0.00	0.13	0.03	0.08
Total basic net income per share	0.91	1.38	1.22	1.37
Diluted net income per common share*
Continuing operations	0.91	1.25	1.19	1.28
Discontinued operations	0.00	0.13	0.03	0.08
Total diluted net income per share	0.91	1.38	1.22	1.36

*	Basic and diluted net income per share by quarter may not add to per share income on a year-to-date basis due to share weighting and rounding.

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

As of the end of the fiscal year completed December 31, 2010, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

As of the date of this Form 10-K for the quarter ended December 31, 2010, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

Management evaluated the Company’s internal control over financial reporting, and based on its assessment, determined that the Company’s internal control over financial reporting was effective as of December 31, 2010. The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as stated in their report which is included herein.

/s/ Mark S. McAndrew
Mark S. McAndrew Chief Executive Officer

/s/ Gary L. Coleman
Gary L. Coleman Executive Vice President and Chief Financial Officer

February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Torchmark Corporation

McKinney, Texas

We have audited the internal control over financial reporting of Torchmark Corporation and subsidiaries (“Torchmark”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Torchmark’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Torchmark’s internal control over financial reporting based on our audit.

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

In our opinion, Torchmark maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010 of Torchmark and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/    DELOITTE & TOUCHE LLP

Dallas, Texas

February 28, 2011

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference from the sections entitled “Election of Directors,” “Profiles of Directors and Nominees,” “Executive Officers,” “Audit Committee Report,” “Governance Guidelines and Codes of Ethics,” “Director Qualification Standards,” “Procedures for Director Nominations by Stockholders,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2011 (the Proxy Statement), which is to be filed with the Securities and Exchange Commission (SEC).

Item 11.    Executive Compensation

Information required by this item is incorporated by reference from the sections entitled Executive Compensation, “Compensation Committee Report” and “Compensation Committee interlocks and insider participation” in the Proxy Statement, which is to be filed with the SEC.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Equity Compensation Plan Information As of December 31, 2010

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	10,123,819	$51.14	170,176

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	10,123,819	$51.14	170,176

(b)	Security ownership of certain beneficial owners:

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

EXHIBITS

Page of this Report
3.1	Restated Certificate of Incorporation of Torchmark Corporation, filed with the Delaware Secretary of State on April 30, 2010 (incorporated by reference from Exhibit 3.1.2 to Form 8-K dated May 5, 2010)

3.2	Amended and Restated By-Laws of Torchmark Corporation, as amended August 5, 2010 (incorporated by reference from Exhibit 3.2 to Form 8-K dated August 11, 2010)

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4(a) to Form 10-K for the fiscal year ended December 31, 1989)

4.2	Trust Indenture dated as of February 1, 1987 between Torchmark Corporation and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4(b) to Form S-3 for $300,000,000 of Torchmark Corporation Debt Securities and Warrants (Registration No. 33-11816))

4.3	Junior Subordinated Indenture, dated November 2, 2001, between Torchmark Corporation and The Bank of New York defining the rights of the 7 3/4% Junior Subordinated Debentures (incorporated by reference from Exhibit 4.3 to Form 8-K dated November 2, 2001)

4.4	Supplemental Indenture, dated as of December 14, 2001, between Torchmark, BankOne Trust Company, National Association and The Bank of New York, supplementing the Indenture Agreement dated February 1, 1987 (incorporated herein by reference to Exhibit 4(b) to Torchmark’s Registration Statement on Form S-3 (File No. 33-11716), and defining the rights of the 6 1/4% Senior Notes (incorporated by reference from Exhibit 4.1 to Form 8-K dated December 14, 2001)

4.5	Second Supplemental Indenture dated as of June 23, 2006 between Torchmark Corporation, J.P. Morgan Trust Company, National Association and The Bank of New York Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K filed June 23, 2006)

4.6	Third Supplemental Indenture dated as of June 30, 2009 between Torchmark Corporation and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4 to Form 10-Q for the quarter ended June 30, 2009)

10.1	Torchmark Corporation and Affiliates Retired Lives Reserve Agreement, as amended, and Trust (incorporated by reference from Exhibit 10(b) to Form 10-K for the fiscal year ended December 31, 1991)*

10.2	Capital Accumulation and Bonus Plan of Torchmark Corporation, as amended, (incorporated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1988)*

10.3	Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1992)*

10.4	Credit Agreement dated as of December 10, 2010 among Torchmark Corporation, as the Borrower, TMK Re, Ltd., as a Loan Party, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender, L/C Issuer and L/C Administrator and the other lenders listed therein (incorporated by reference from Exhibit 10.01 to Form 8-K dated December 16, 2010)

Page of this Report

10.5	Certified Copy of Resolution Regarding Director Retirement Benefit Program (incorporated by reference from Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1999)*

10.6	Torchmark Corporation Restated Deferred Compensation Plan for Directors, Advisory Directors, Directors Emeritus and Officers, as amended (incorporated by reference from Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1992)*

10.7	The Torchmark Corporation 1987 Stock Incentive Plan (incorporated by reference from Exhibit 10(f) to Form 10-K for the fiscal year ended December 31, 1998)*

10.8	General Agency Contract between Liberty National Life Insurance Company and First Command Financial Services, Inc., (formerly known as Independent Research Agency For Life Insurance, Inc.) (incorporated by reference from Exhibit 10(i) to Form 10-K for the fiscal year ended December 31, 1990)

10.9	Amendment to General Agency Contract between First Command Financial Services and Liberty National Life Insurance Company (incorporated by reference from Exhibit 10.1 to Form 10-Q for the First Quarter 2005)**

10.10	Form of Deferred Compensation Agreement Between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Eligible to Participate in the Torchmark Corporation and Affiliates Retired Lives Reserve Agreement and to Retire Prior to December 31, 1986 (incorporated by reference from Exhibit 10(k) to Form 10-K for the fiscal year ended December 31, 1991)*

10.11	Form of Deferred Compensation Agreement between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Eligible to Participate in the Torchmark Corporation and Affiliates Retired Lives Reserve Agreement and Not Eligible to Retire Prior to December 31, 1986 (incorporated by reference from Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 1991)*

10.12	Form of Deferred Compensation Agreement Between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Not Eligible to Participate in Torchmark Corporation and Affiliates Retired Lives Reserve Agreement (incorporated by reference from Exhibit 10(j) to Form 10-K for the fiscal year ended December 31, 1991)*

10.13	Torchmark Corporation Supplemental Savings and Investment Plan (incorporated by reference from Exhibit 10(m) to Form 10-K for the fiscal year ended December 31, 1992)*

10.14	Service Agreement, dated as of January 1, 1991, between Torchmark Corporation and Liberty National Life Insurance Company (prototype for agreements between Torchmark Corporation and other principal operating subsidiaries) (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1992)

10.15	The Torchmark Corporation Amended and Restated Pension Plan*

10.16	The Torchmark Corporation 1998 Stock Incentive Plan (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1998)*

Page of this Report

10.17	The Torchmark Corporation Savings and Investment Plan (amended and restated as of January 1, 2009)*

10.18	Torchmark Corporation 2008 Management Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated April 30, 2008)*

10.19	Coinsurance and Servicing Agreement between Security Benefit Life Insurance Company and Liberty National Life Insurance Company, effective as of December 31, 1995 (incorporated by reference from Exhibit 10(u) to Form 10-K for the fiscal year ended December 31, 1995)

10.20	Torchmark Corporation 1996 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10(w) to Form 10-K for the fiscal year ended December 31, 1996)*

10.21	Torchmark Corporation 1996 Executive Deferred Compensation Stock Option Plan (incorporated by reference from Exhibit 10(x) to Form 10-K for the fiscal year ended December 31, 1996)*

10.22	Form of Retirement Life Insurance Benefit Agreement ($1,995,000 face amount limit) (incorporated by reference from Exhibit 10(z) to Form 10-K for the fiscal year ended December 31, 2001)*

10.23	Form of Retirement Life Insurance Benefit Agreement ($495,000 face amount limit) (incorporated by reference from Exhibit 10(aa) to Form 10-K for the fiscal year ended December 31, 2001)*

10.24	Payments to Directors*

10.25	Form of Non-Formula Based Director Stock Option Agreement pursuant to Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 10-Q for the First Quarter 2005)*

10.26	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (Section 16(a) (restoration)) (incorporated by reference from Exhibit 10.3 to Form 10-Q for the First Quarter 2005)*

10.27	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (restoration general) (incorporated by reference from Exhibit 10.4 to Form 10-Q for the First Quarter 2005)*

10.28	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (bonus) (incorporated by reference from Exhibit 10.36 to Form 10-K for the fiscal year ended December 31, 2005)*

10.29	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (regular vesting) (incorporated by reference from Exhibit 10.37 to Form 10-K for the fiscal year ended December 31, 2005)*

10.30	Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated May 4, 2005)*

10.31	Torchmark Corporation 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 8-K dated May 4, 2005)*

10.32	Form of Deferred Compensation Stock Option Grant Agreement pursuant to the Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.3 to Form 8-K dated May 4, 2005)*

10.33	Torchmark Corporation Amended and Restated 2005 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 10-Q for quarter ended March 31, 2006)*

10.34	Torchmark Corporation Amended and Restated 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 10-Q for quarter ended March 31, 2006)*

Page of this Report

10.35	Form of Director Stock Option Issued under Torchmark Corporation Amended and Restated 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.3 to Form 10-Q for quarter ended March 31, 2006)*

10.36	Amendment One to Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.4 to Form 10-Q for quarter ended March 31, 2006)*

10.37	Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated January 25, 2007)*

10.38	Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 99.1 to Form 8-K dated May 2, 2007)*

10.39	Form of Stock Option Award Agreement under Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 99.2 to Form 8-K dated May 2, 2007)*

10.40	Form of Restricted Stock Award (Board grant) under Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 99.3 to Form 8-K dated May 2, 2007)*

10.41	Torchmark Corporation Non-Employee Director Compensation Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to Form 8-K dated April 29, 2008)*

10.42	Amendment No. 1 to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.53 to Form 10-K for the fiscal year ended December 31, 2007)*

10.43	Amendment No. 2 to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.54 to Form 10-K for the fiscal year ended December 31, 2007)*

10.44	Amendment No. 2 to the Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.55 to Form 10-K for the fiscal year ended December 31, 2007)*

10.45	Amendment No. 3 to the Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.56 to Form 10-K for the fiscal year ended December 31, 2007)*

10.46	Form of Restricted Stock Award Notice under Torchmark Corporation Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.57 to Form 10-K for the fiscal year ended December 31, 2007)*

10.47	Form of Restricted Stock Unit Award Notice under Torchmark Corporation Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.58 to Form 10-K for the fiscal year ended December 31, 2007)*

10.48	Form of Restricted Stock Award (Compensation Committee grant) under Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 10.59 to Form 10-K for the fiscal year ended December 31, 2007)*

10.49	Amendment Four to the Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.52 to Form 10-K for the fiscal year ended December 31, 2008)*

10.50	Amendment Three to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.53 to Form 10-K for the fiscal year ended December 31, 2008)*

10.51	Amendment One to the Torchmark Corporation Restated Deferred Compensation Plan for Directors, Advisory Directors, Directors Emeritus and Officers (incorporated by reference from Exhibit 10.54 to Form 10-K for the fiscal year ended December 31, 2008)*

Page of this Report

10.52	Amendment Two to the Torchmark Corporation Restated Deferred Compensation Plan (incorporated by reference from Exhibit 10.55 to Form 10-K for the fiscal year ended December 31, 2008)*

10.53	Amendment to the Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 10.56 to Form 10-K for the fiscal year ended December 31, 2008)*

10.54	Amendment One to the Torchmark Corporation Savings and Investment Plan (as restated January 1, 2007) (incorporated by reference to Exhibit 10.57 to Form 10-K for the fiscal year ended December 31, 2008)*

10.55	Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company and TMK Re, Ltd. (incorporated by reference from Exhibit 10.1 to Form 8-K dated January 6, 2009)

10.56	Torchmark Corporation 2011 Non-Employee Director Compensation Plan*

10.57	Form of Stock Option under Torchmark Corporation 2011 Non-Employee Director Compensation Plan*

10.58	Form of Restricted Stock Award Notice under Torchmark Corporation 2011 Non-Employee Director Compensation Plan*

10.59	Form of Restricted Stock Unit Award Notice under Torchmark Corporation 2011 Non-Employee Director Compensation Plan*

(11)	Statement re computation of per share earnings	126

(12)	Statement re computation of ratios

(20)	Proxy Statement for Annual Meeting of Stockholders to be held April 28, 2011***

(21)	Subsidiaries of the registrant	126

(23)	Consent of Deloitte & Touche LLP

(24)	Powers of attorney

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Mark S. McAndrew

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

(32.1)	Section 1350 Certification by Mark S. McAndrew and Gary L. Coleman

(101)	Interactive Data File

*	Compensatory plan or arrangement.
**	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment which was granted June 23, 2010 effective until May 9, 2015. The non-public information was filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
***	To be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2010.

Exhibit 11. Statement re computation of per share earnings

TORCHMARK CORPORATION

COMPUTATION OF EARNINGS PER SHARE

	Twelve Months Ended December 31,
	2010	2009	2008
Income from continuing operations	$522,293,000	$386,052,000	$429,700,000
Income (loss) from discontinued operations	(5,229,000)	18,901,000	22,559,000

Net Income	$517,064,000	$404,953,000	$452,259,000

Basic weighted average shares outstanding	81,339,485	83,033,589	88,052,650
Diluted weighted average shares outstanding	82,082,225	83,033,589	88,516,095

Basic net income per share:
Continuing operations	$6.42	$4.65	$4.88
Discontinued operations	(0.06)	0.23	0.26

Total basic net income per share	$6.36	$4.88	$5.14

Diluted net income per share:
Continuing operations	$6.36	$4.65	$4.85
Discontinued operations	(0.06)	0.23	0.26

Total diluted net income per share	$6.30	$4.88	$5.11

Exhibit 21. Subsidiaries of the Registrant

The following table lists subsidiaries of the registrant which meet the definition of “significant subsidiary” according to Regulation S-X:

Company	State of Incorporation	Name Under Which Company Does Business
American Income Life Insurance Company	Indiana	American Income Life Insurance Company
Globe Life And Accident Insurance Company	Nebraska	Globe Life And Accident Insurance Company
Liberty National Life Insurance Company	Nebraska	Liberty National Life Insurance Company
United American Insurance Company	Nebraska	United American Insurance Company

All other exhibits required by Regulation S-K are listed as to location in the “Index of documents filed as a part of this report” on pages 121 through 125 of this report. Exhibits not referred to have been omitted as inapplicable or not required.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2010	2009
Assets:
Investments:
Long-term investments	$15,963	$1,390
Short-term investments	62,582	155,342

Total investments	78,545	156,732
Investment in affiliates	4,973,495	4,384,023
Due from affiliates	138,130	77,170
Taxes receivable	65,195	45,001
Other assets	5,391	2,885

Total assets	$5,260,756	$4,665,811

Liabilities and shareholders’ equity:
Liabilities:
Short-term debt	$198,875	$233,307
Long-term debt	789,643	796,050
Due to affiliates	136,931	138,081
Other liabilities	119,066	99,482

Total liabilities	1,244,515	1,266,920

Shareholders’ equity:
Preferred stock	351	351
Common stock	79,875	83,875
Additional paid-in capital	783,119	791,872
Accumulated other comprehensive income	22,958	(319,183)
Retained earnings	3,513,419	3,228,904
Treasury stock	(383,481)	(386,928)

Total shareholders’ equity	4,016,241	3,398,891

Total liabilities and shareholders’ equity	$5,260,756	$4,665,811

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
Net investment income	$26,031	$17,374	$19,752
Realized investment gains (losses)	(1,646)	(1)	-0-

Total revenue	24,385	17,373	19,752

General operating expenses	21,682	18,119	22,636
Reimbursements from affiliates	(13,375)	(5,973)	(9,374)
Interest expense	74,827	71,687	65,643

Total expenses	83,134	83,833	78,905

Operating income (loss) before income taxes and equity in earnings of affiliates	(58,749)	(66,460)	(59,153)
Income taxes	18,521	19,773	20,231

Net operating loss before equity in earnings of affiliates	(40,228)	(46,687)	(38,922)
Equity in earnings of affiliates	557,292	451,640	491,181

Net income	$517,064	$404,953	$452,259

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash provided from (used for) operations before dividends from subsidiaries	$(33,403)	$(51,241)	$(53,882)
Cash dividends from subsidiaries	370,947	354,695	404,341

Cash provided from operations	337,544	303,454	350,459

Cash provided from (used for) investing activities:
Acquisition of investments	(14,279)	(125)	-0-
Disposition of investments	33	31	2,268
Net decrease (increase) in short-term investments	106,881	(129,789)	-0-
Investment in subsidiaries	(18,722)	(100,000)	-0-

Cash provided from (used for) investing activities	73,913	(229,883)	2,268

Cash provided from (used for) financing activities:
Issuance of 9 1/4% Senior Notes	-0-	296,308	-0-
Repayment of 9 1/4% Senior Notes	(8,913)	-0-	-0-
Repayment of 8 1/4% Senior Debentures	-0-	(99,050)	-0-
Net issuance (repayment) of commercial paper	(34,432)	(71,329)	102,178
Issuance of stock	37,863	4,430	25,473
Acquisitions of treasury stock	(246,006)	(47,564)	(455,736)
Net borrowings to/from subsidiaries	(86,800)	(87,200)	45,500
Excess tax benefit on stock option exercises	162	(30)	2,679
Payment of dividends	(73,331)	(69,885)	(72,072)

Cash provided from (used for) financing activities	(411,457)	(74,320)	(351,978)

Net increase (decrease) in cash	-0-	(749)	749
Cash balance at beginning of period	-0-	749	-0-

Cash balance at end of period	$-0-	$-0-	$749

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Amounts in thousands)

Note A—Dividends from Subsidiaries

Cash dividends paid to Torchmark from the consolidated subsidiaries were as follows:

	2010	2009	2008
Consolidated subsidiaries	$370,947	$354,695	$404,341

Note B—Supplemental Disclosures of Cash Flow Information

The following table summarizes noncash transactions, which are not reflected on the Condensed Statements of Cash Flows:

	Year Ended December 31,
	2010	2009	2008
Stock-based compensation not involving cash	$11,848	$9,860	$10,823

The following table summarizes certain amounts paid (received) during the period:

	Year Ended December 31,
	2010	2009	2008
Interest paid	$75,909	$73,031	$64,997
Income taxes received	2,379	25,202	18,351

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

Note D—Preferred Stock

As of December 31, 2010, Torchmark had 351 thousand shares of Cumulative Preferred Stock, Series A, issued and outstanding, of which 280 thousand shares were 6.50% Cumulative Preferred Stock, Series A, and 71 thousand shares were 7.15% Cumulative Preferred Stock, Series A (collectively, the “Series A Preferred Stock”). All issued and outstanding shares of Series A Preferred Stock were held by wholly-owned insurance subsidiaries. In the event of liquidation, the holders of the Series A Preferred Stock at the time outstanding would be entitled to receive a liquidating distribution out of the assets legally available to stockholders in the amount of $1 thousand per share or $351 million in the aggregate, plus any accrued and unpaid dividends, before any distribution is made to holders of Torchmark common stock. Holders of Series A Preferred Stock do not have any voting rights nor have rights to convert such shares into shares of any other class of Torchmark capital stock.

See accompanying Report of Independent Registered Public Accounting Firm.

TORCHMARK CORPORATION

SCHEDULE IV. REINSURANCE (CONSOLIDATED)

(Amounts in thousands)

	Gross Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

For the Year Ended December 31, 2010:
Life insurance in force	$140,653,839	$722,577	$4,743,222	$144,674,484	3.3%

Premiums:(2)
Life insurance	$1,618,973	$4,684	$23,419	$1,637,708	1.4%
Health insurance	990,024	2,603	-0-	987,421	0%

Total premium	$2,608,997	$7,287	$23,419	$2,625,129	.9%

For the Year Ended December 31, 2009:
Life insurance in force	$139,408,962	$744,213	$1,898,360	$140,563,109	1.4%

Premiums:(2)
Life insurance	$1,550,434	$4,647	$18,172	$1,563,959	1.2%
Health insurance	1,020,467	2,756	-0-	1,017,711	0%

Total premium	$2,570,901	$7,403	$18,172	$2,581,670	.7%

For the Year Ended December 31, 2008:
Life insurance in force	$133,670,674	$736,266	$1,966,917	$134,901,325	1.5%

Premiums:(2)
Life insurance	$1,500,104	$4,630	$18,693	$1,514,167	1.2%
Health insurance	1,130,932	3,872	-0-	1,127,060	0%

Total premium	$2,631,036	$8,502	$18,693	$2,641,227	.7%

(1)	No amounts have been netted against ceded premium
(2)	Excludes policy charges of $26,629, $28,435, and $30,673, in each of the years 2010, 2009, and 2008, respectively.

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

Date: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHARLES E. ADAIR *	By:	/s/ LLOYD W. NEWTON *
	Charles E. Adair		Lloyd W. Newton
	Director		Director

By:	/s/ DAVID L. BOREN *	By:	/s/ SAM R. PERRY *
	David L. Boren		Sam R. Perry
	Director		Director

By:	/s/ M. JANE BUCHAN *	By:	/s/ DARREN M. REBELEZ *
	M. Jane Buchan		Darren M. Rebelez
	Director		Director

By:	/s/ ROBERT W. INGRAM *	By:	/s/ LAMAR C. SMITH *
	Robert W. Ingram		Lamar C. Smith
	Director		Director

By:	/s/ JOSEPH L. LANIER, JR. *		/s/ PAUL J. ZUCCONI *
	Joseph L. Lanier, Jr.		Paul J. Zucconi
	Director		Director

Date: February 28, 2011

*By:	/s/ GARY L. COLEMAN
Gary L. Coleman
Attorney-in-fact