Form 10-Q
period 2011-03-31
TORCHMARK CORP
filed 2011-05-09
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐             No  ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT April 27, 2011
Common Stock, $1.00 Par Value	76,056,097

Index of Exhibits (Page 58).

Total number of pages included are 59.

TORCHMARK CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	March 31, 2011	December 31, 2010*
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2011 - $10,523,981 ; 2010 - $10,435,497)	$10,679,547	$10,543,034
Equity securities, at fair value (cost: 2011 - $14,875 ; 2010 - $14,875)	16,979	17,154
Policy loans	382,151	378,124
Other long-term investments	41,468	42,985
Short-term investments	271,019	216,680

Total investments	11,391,164	11,197,977
Cash	283,673	365,679
Accrued investment income	193,098	183,861
Other receivables	254,108	230,319
Deferred acquisition costs and value of insurance purchased	3,429,819	3,406,335
Goodwill	396,891	396,891
Other assets	376,494	378,700

Total assets	$16,325,247	$16,159,762

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits	$9,263,983	$9,150,031
Unearned and advance premiums	78,940	74,165
Policy claims and other benefits payable	229,067	221,598
Other policyholders’ funds	91,877	91,293

Total policy liabilities	9,663,867	9,537,087
Current and deferred income taxes payable	1,248,023	1,209,433
Other liabilities	339,465	284,062
Short-term debt	200,435	198,875
Long-term debt (fair value: 2011 - $924,659 ; 2010 - $933,336)	789,871	789,643
Due to affiliates	124,421	124,421

Total liabilities	12,366,082	12,143,521
Shareholders’ equity:
Preferred stock, par value $1 per share - Authorized 5,000,000 shares; outstanding: -0- in 2011 and in 2010	0	0
Common stock, par value $1 per share - Authorized 320,000,000 shares; outstanding: (2011 - 79,874,748 issued, less 3,337,846 held in treasury and 2010 - 79,874,748 issued, less 631,665 held in treasury)	79,875	79,875
Additional paid-in capital	441,062	432,608
Accumulated other comprehensive income (loss)	55,757	22,958
Retained earnings	3,599,304	3,513,419
Treasury stock, at cost	(216,833)	(32,619)

Total shareholders’ equity	3,959,165	4,016,241

Total liabilities and shareholders’ equity	$16,325,247	$16,159,762

*	Derived from audited financial statements

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended March 31,
	2011	2010
Revenue:
Life premium	$430,657	$413,926
Health premium	249,106	256,866
Other premium	138	152

Total premium	679,901	670,944
Net investment income	171,647	167,111
Realized investment gains (losses)	(22,723)	8,973
Other-than-temporary impairments	0	(1,712)
Other income	447	362

Total revenue	829,272	845,678
Benefits and expenses:
Life policyholder benefits	278,339	269,311
Health policyholder benefits	175,270	189,545
Other policyholder benefits	10,518	10,078

Total policyholder benefits	464,127	468,934
Amortization of deferred acquisition costs	107,788	109,602
Commissions and premium taxes	31,898	31,479
Other operating expense	50,187	42,672
Interest expense	19,460	18,937

Total benefits and expenses	673,460	671,624

Income from continuing operations before income taxes	155,812	174,054
Income taxes	(49,680)	(58,661)

Income from continuing operations	106,132	115,393
Discontinued operations:
Income from discontinued operations, net of tax	0	6,283
Loss on disposal, net of tax	(599)	0

Income (loss) from discontinued operations	(599)	6,283

Net income	$105,533	$121,676

Basic net income per share:
Continuing operations	$1.37	$1.39
Discontinued operations	(0.01)	0.08

Total basic net income per share	$1.36	$1.47

Diluted net income per share:
Continuing operations	$1.34	$1.39
Discontinued operations	(0.01)	0.07

Total diluted net income per share	$1.33	$1.46

Dividends declared per common share	$0.16	$0.15

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended March 31,
	2011	2010
Net income	$105,533	$121,676
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	29,435	295,179
Less: reclassification adjustment for (gains) losses on securities included in net income	22,728	(6,041)
Less: reclassification adjustment for other-than- temporarily impaired debt securities for which a portion of the loss was recognized in earnings	0	(1,712)
Less: reclassification adjustment for amortization of (discount) and premium	(1,142)	(867)
Less: foreign exchange adjustment on securities marked to market	(3,166)	(3,217)

Unrealized gains (losses) on securities	47,855	283,342
Unrealized gains (losses) on deferred acquisition costs	(1,377)	(13,996)

Total unrealized investment gains (losses)	46,478	269,346
Less applicable taxes	(16,266)	(94,267)

Unrealized gains (losses), net of tax	30,212	175,079
Foreign exchange translation adjustments	937	1,611
Less applicable taxes	(326)	(564)

Foreign exchange translation adjustments, net of tax	611	1,047
Amortization of pension costs	3,042	2,538
Less applicable taxes	(1,066)	(886)

Amortization of pension costs, net of tax	1,976	1,652

Other comprehensive income (loss)	32,799	177,778

Comprehensive income (loss)	$138,332	$299,454

See accompanying Notes to Consolidated Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2011	2010
Cash provided from operations	$300,047	$303,282
Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale - sold	15,052	44,925
Fixed maturities available for sale - matured, called, and repaid	103,149	195,381
Other long-term investments	535	965

Total investments sold or matured	118,736	241,271
Investments acquired:
Fixed maturities	(231,217)	(675,579)
Other long-term investments	(4,027)	(5,391)

Total investments acquired	(235,244)	(680,970)
Net (increase) decrease in short-term investments	(54,337)	25,124
Net change in payable or receivable for securities	2,833	1,453
Disposition of properties	37	0
Additions to properties	(761)	(324)
Investment in low-income housing interests	(6,861)	(11,787)

Cash used for investment activities	(175,597)	(425,233)
Cash provided from (used for) financing activities:
Proceeds from exercise of stock options	45,171	1,673
Net borrowings (repayments) of commercial paper	1,560	(33,382)
Tax benefit from stock option exercises	5,665	0
Acquisition of treasury stock	(235,913)	(13,485)
Cash dividends paid to shareholders	(12,508)	(12,425)
Net receipts (withdrawals) from deposit product operations	(6,976)	(10,775)

Cash provided by (used for) financing activities	(203,001)	(68,394)
Effect of foreign exchange rate changes on cash	(3,455)	(1,634)

Net increase (decrease) in cash	(82,006)	(191,979)
Cash at beginning of year (includes $847 of cash at December 31, 2009 included in assets of subsidiary held for sale)	365,679	231,918

Cash at end of period (includes $11,738 of cash at March 31, 2010 included in assets of subsidiary held for sale)	$283,673	$39,939

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at March 31, 2011, and the consolidated results of operations, comprehensive income, and cash flows for the periods ended March 31, 2011 and 2010. The interim period financial statements should be read in conjunction with our Consolidated Financial Statements that are included in the Annual Report on Form 10K filed on February 28, 2011.

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note B—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended March 31,
	2011	2010
Basic weighted average shares outstanding	77,878,218	82,846,370
Weighted average dilutive options outstanding	1,464,550	367,402

Diluted weighted average shares outstanding	79,342,768	83,213,772

Antidilutive shares*	880,362	7,106,533

*	Antidilutive shares are excluded from the calculation of diluted earnings per share.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans

The following tables present a summary of post-retirement benefit costs by component:

Components of Post-Retirement Benefit Costs

	Three Months ended March 31,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Service cost	$2,339	$2,025	$248	$193
Interest cost	4,026	3,720	252	261
Expected return on assets	(4,030)	(3,750)	0	0
Prior service cost	519	523	0	0
Net actuarial (gain)/loss	2,395	1,997	(136)	(116)

Net periodic benefit cost	$5,249	$4,515	$364	$338

The following chart presents assets at fair value for our defined-benefit pension plans at March 31, 2011 and the prior-year end.

Pension Assets by Component

(Dollar amounts in thousands)

	March 31, 2011		December 31, 2010
	Amount	%	Amount	%
Corporate debt	$147,751	62.1	$135,767	57.4
Other fixed maturities	337	0.1	772	0.3
Equity securities	74,899	31.4	67,909	28.7
Short-term investments	2,011	0.8	19,484	8.2
Guaranteed annuity contract	10,927	4.6	10,959	4.6
Other	2,362	1.0	2,002	0.8

Total	$238,287	100.0	$236,893	100.0

The liability for the funded defined-benefit pension plans was $244 million at December 31, 2010. No contributions were made to the qualified pension plans during the three months ended March 31, 2011. Torchmark plans to contribute $12 million during the remainder of the year. Life insurance policies on the lives of plan participants have been

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans (continued)

established with an unaffiliated carrier for the Company’s supplemental retirement plan. Premiums for this coverage paid during both of the 2011 and 2010 periods were $1.7 million. During 2010, a Rabbi Trust was established to provide for the obligations under this supplemental retirement plan. The insurance policies, as well as an additional $21 million of cash, were placed in the Rabbi Trust. The cash was deposited with an unaffiliated trustee to be invested. A cash deposit of $5 million was added in the first quarter of 2011. The combined value of the insurance policies and investments was $40 million as of March 31, 2011, compared with $33 million a year earlier. This plan is unqualified and therefore the value of the insurance policies and investments are not included in the chart above.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments

Portfolio Composition:

A summary of fixed maturities and equity securities available for sale by cost or amortized cost and estimated fair value at March 31, 2011 is as follows:

PORTFOLIO COMPOSITION AS OF MARCH 31, 2011

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$13,739	$307	$0	$14,046	0%
Government-sponsored enterprises	58,685	0	(513)	58,172	1
GNMAs	6,268	937	(1)	7,204	0
States, municipalities and political subdivisions	1,218,173	11,895	(49,011)	1,181,057	11
Foreign governments	22,618	556	(23)	23,151	0
Corporates	7,793,905	409,638	(164,544)	8,038,999	76
Residential mortgage-backed securities	9,581	450	0	10,031	0
Collateralized debt obligations	57,478	0	(36,755)	20,723	0
Asset-backed securities	33,924	2,644	(657)	35,911	0
Redeemable preferred stocks	1,309,610	41,284	(60,641)	1,290,253	12

Total fixed maturities	$10,523,981	$467,711	$(312,145)	$10,679,547	100%
Equity securities:
Common stocks:
Banks and insurance companies	$776	$284	$(1)	$1,059
Non-redeemable preferred stocks	14,099	1,821	0	15,920

Total equity securities	$14,875	$2,105	$(1)	$16,979

Total fixed maturities and equity securities	$10,538,856	$469,816	$(312,146)	$10,696,526

*	At fair value

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

A schedule of fixed maturities by contractual maturity date at March 31, 2011 is shown below on an amortized cost basis and on a fair value basis. Actual maturity dates could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$104,337	$106,503
Due from one to five years	534,342	573,718
Due from five to ten years	675,904	724,821
Due from ten to twenty years	2,401,213	2,476,900
Due after twenty years	6,700,934	6,723,736

	10,416,730	10,605,678
Mortgage-backed and asset-backed securities	107,251	73,869

	$10,523,981	$10,679,547

Proceeds received from sales of fixed maturities available for sale were $56 million in the first three months of 2011, of which $41 million had traded but not settled at March 31, 2011. Proceeds of $45 million were received in the same period of 2010. Gross gains realized on those sales were $161 thousand in the 2011 quarter and $2.5 million in the 2010 period. Gross losses realized on those sales were $23 million in the 2011 period and zero in the same period of 2010.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Fair Value Measurements:

The following table represents assets measured at fair value on a recurring basis:

FAIR VALUE MEASUREMENTS AT MARCH 31, 2011 USING:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government and agencies	$0	$14,046	$0	$14,046
Government-sponsored enterprises	0	58,172	0	58,172
GNMAs	0	7,204	0	7,204
States, municipalities and political	0	1,181,057	0	1,181,057
Foreign governments	0	23,151	0	23,151
Corporates	15,810	7,993,516	29,673	8,038,999
Residential mortgage-backed securities	0	10,031	0	10,031
Collateralized debt obligations	0	0	20,723	20,723
Asset-backed securities	0	27,899	8,012	35,911
Redeemable preferred stocks	276,555	1,013,698	0	1,290,253

Total fixed maturities	292,365	10,328,774	58,408	10,679,547
Equity securities:
Common stocks:
Banks and insurance companies	349	0	710	1,059
Non-redeemable preferred stocks	15,920	0	0	15,920

Total equity securities	16,269	0	710	16,979

Total fixed maturities and equity securities	$308,634	$10,328,774	$59,118	$10,696,526

Percent of total	2.9	96.5	0.6	100.0%

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

The great majority of fixed maturities are not actively traded and direct quotes are not generally available. Management therefore determines the fair values of these securities after consideration of data provided by third-party pricing services and independent broker/dealers. Over 99% of the fair value reported at March 31, 2011 was determined using data provided by third-party pricing services. Prices provided by third-party pricing services are not binding offers but are estimated exit values. They are based on observable market data inputs which can vary by security type. Such inputs include benchmark yields, available trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market data. Where possible, these prices were corroborated against other independent sources. When corroborated prices produce small variations, the close correlation indicates observable inputs, and the median value is used. When corroborated prices present greater variations, additional analysis is required to determine which value is the most appropriate. When only one price is available, it is used if based on observable inputs and analysis confirms that it is appropriate. All fair value measurements based on prices determined with observable market data are reported as Level 1 or Level 2 measurements.

When third-party vendor prices are not available, the Company attempts to obtain at least three quotes from broker/dealers for each security. When at least three quotes are obtained, and the standard deviation of such quotes is less than 3%, (suggesting that the independent quotes were likely derived using similar observable inputs), the Company uses the median quote and classifies the measurement as Level 2. At March 31, 2011, there were no assets valued as Level 2 in this manner with broker quotes.

When the standard deviation is 3% or greater, or the Company cannot obtain three quotes, then additional information and management judgment are required to establish the fair value. The measurement is then classified as Level 3. The Company uses information and valuation techniques deemed appropriate for determining the point within the range of reasonable fair value estimates that is most representative of fair value under current market conditions. As of March 31, 2011, fair value measurements classified as Level 3 represented less than 1% of total fixed maturities and equity securities.

During the three months ended March 31, 2011, a corporate security with a fair value of $5 million transferred from Level 2 to Level 1 due to the availability of an observable quote of an identical security. No securities transferred from Level 1 to Level 2 during this period. All transfers in and out of the various levels are determined as of the beginning of the period.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

The following tables represent changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Analysis of Changes in Fair Value Measurements Using

Significant Unobservable Inputs (Level 3)

	For the three months ended March 31, 2011
	Asset-	Collateralized
	backed	debt
	securities	obligations	Corporates*	Other	Equities	Total
Balance at January 1, 2011	$8,042	$22,456	$73,673	$0	$670	$104,841
Total gains or losses:
Included in realized gains/losses	0	0	(12,542)	0	0	(12,542)
Included in other comprehensive income	21	(2,687)	9,797	0	40	7,171
Sales	0	0	(13,875)	0	0	(13,875)
Settlements	0	0	0	0	0	0
Amortization	(51)	954	451	0	0	1,354
Transfers out of Level 3	0	0	(27,831)	0	0	(27,831)

Balance at March 31, 2011	$8,012	$20,723	$29,673	$0	$710	$59,118

Percent of total fixed maturity and equity securities	0.1%	0.2%	0.3%	0.0%	0.0%	0.6%

*	Includes redeemable preferred stocks

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Analysis of Changes in Fair Value Measurements Using

Significant Unobservable Inputs (Level 3)

	For the three months ended March 31, 2010
	Asset- backed securities	Collateralized debt obligations	Corporates*	Other	Equities	Total
Balance at January 1, 2010	$7,981	$18,037	$71,764	$5,196	$640	$103,618
Total gains or losses:
Included in realized gains/losses	0	(1,712)	240	0	0	(1,472)
Included in other comprehensive income	232	2,625	12,614	12	30	15,513
Sales	0	0	(240)	0	0	(240)
Amortization	(48)	919	618	(1)	0	1,488
Other	0	0	0	(25)	0	(25)
Transfers into Level 3	0	0	34,538	0	0	34,538
Transfers out of Level 3	0	0	(44,738)	(4,435)	0	(49,173)

Balance at March 31, 2010	$8,165	$19,869	$74,796	$747	$670	$104,247

Percent of total fixed maturity and equity securities	0.1%	0.2%	0.7%	0.0%	0.0%	1.0%

*	Includes redeemable preferred stocks

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

The collateral underlying collateralized debt obligations (CDOs) for which fair values are reported as Level 3 consists primarily of trust preferred securities issued by banks and insurance companies. None of the collateral is subprime or Alt-A mortgages (loans for which the typical documentation was not provided by the borrower).

Other-Than-Temporary Impairments:

During the three month period of 2010, the Company determined that certain of its holdings in fixed maturities were other-than-temporarily impaired, resulting in writedowns on those securities. Writedowns for other-than-temporary impairment are included in realized investment losses. On a pretax basis, the 2010 writedown included the complete write off of a CDO with a carrying amount of $1.7 million ($1.1 million after tax). There were no writedowns in 2011.

Unrealized Loss Analysis:

The following table discloses unrealized investment losses by class of investment at March 31, 2011. Torchmark considers these investments not to be other-than-temporarily impaired.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES

At March 31, 2011

	Less than		Twelve Months
	Twelve Months		or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Bonds:
U.S. Government direct obligations and agencies	$239	$0	$0	$0	$239	$0
Government-sponsored enterprises	58,172	(513)	0	0	58,172	(513)
States, municipalities and political subdivisions	679,984	(33,134)	66,007	(15,877)	745,991	(49,011)
Foreign governments	2,063	(23)	0	0	2,063	(23)
Corporates	1,419,123	(42,791)	831,197	(121,753)	2,250,320	(164,544)
Residential mortgage-backed securities	51	(1)	0	0	51	(1)
Collateralized debt obligations	0	0	20,598	(36,755)	20,598	(36,755)
Asset-backed securities	0	0	8,012	(657)	8,012	(657)
Redeemable preferred stocks	154,293	(1,513)	506,673	(59,128)	660,966	(60,641)

Total fixed maturities	$2,313,925	$(77,975)	$1,432,487	$(234,170)	$3,746,412	$(312,145)
Equity securities:
Non-redeemable preferred stocks	$349	$(1)	$0	$0	$349	$(1)

Total equity securities	$349	$(1)	$0	$0	$349	$(1)

Total fixed maturities and equity securities	$2,314,274	$(77,976)	$1,432,487	$(234,170)	$3,746,761	$(312,146)

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Torchmark held 232 issues (CUSIP numbers) at March 31, 2011 that had been in an unrealized loss position for less than twelve months, compared with 234 issues at December 31, 2010. Additionally, 117 and 133 issues had been in an unrealized loss position twelve months or longer at March 31, 2011 and December 31, 2010, respectively. Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,412 issues at March 31, 2011 and 1,430 issues at December 31, 2010. The weighted average quality rating of all unrealized loss positions as of March 31, 2011 was BBB+.

Even though Torchmark’s fixed maturity investments are available for sale, Torchmark’s management generally does not intend to sell and does not believe it will be required to sell any securities which are temporarily impaired until they mature due to the strong and stable cash flows generated by its insurance products.

Torchmark’s balances related to bifurcated credit loss positions included in other comprehensive income were $22 million at March 31, 2011, December 31, 2010, and December 31, 2009, with no change to this balance during any period.

Note E—Income Taxes

The effective income tax rate differed from the expected 35% rate as shown below:

	Three Months Ended March 31,
	2011		2010
	Amount	%	Amount	%
Expected income taxes	$54,534	35.0	$60,919	35.0
Increase (reduction) in income taxes resulting from:
Tax-exempt investment income	(846)	(0.6)	(858)	(0.5)
Low income housing investments	(5,058)	(3.2)	(1,702)	(1.0)
Other	1,050	0.7	302	0.2

Income tax expense	$49,680	31.9	$58,661	33.7

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Income Taxes (continued)

The effective income tax rate for the three month period ended March 31, 2011 differed from the effective income tax rate for the same period ended March 31, 2010 primarily as a result of the Company’s low income housing tax credit investments.

Note F—Discontinued Operations

On December 31, 2010, Torchmark’s subsidiary, Liberty National Life Insurance Company (Liberty), sold its wholly-owned subsidiary, United Investors Life Insurance Company (United Investors), to an unaffiliated insurance carrier. United Investors markets primarily term and interest-sensitive life insurance, fixed annuities, and, prior to 2009, variable annuities. Consideration for the sale consisted of $343 million in cash at the closing, as well as final adjustment proceeds collected from the buyer of approximately $20 million during the first quarter of 2011. As a result of the sale, Torchmark’s financial statements are presented to reflect the operations of United Investors as discontinued operations for periods prior to the sale.

Note G—Business Segments

Torchmark is comprised of life insurance companies which primarily market individual life and supplemental health insurance products through niche distribution systems to middle income Americans. To a limited extent, the Company also markets fixed annuities. Torchmark’s core operations are insurance marketing and underwriting, and management of its investments. Insurance marketing and underwriting is segmented by the types of insurance products offered: life, health, and annuity. Management’s measure of profitability for each insurance segment is insurance underwriting margin, which is underwriting income before other income and insurance administrative expenses. It represents the profit margin on insurance products before administrative expenses, and is calculated by deducting net policy obligations (claims incurred and change in reserves), commissions and other acquisition expenses from premium revenue. Torchmark further views the profitability of each insurance product segment by the marketing groups that distribute the products of that segment: direct response, independent, or captive/career agencies.

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

Torchmark provides coverage under the Medicare Part D prescription drug plan for Medicare beneficiaries. In accordance with GAAP, Part D premiums are recognized evenly throughout the year when they become due but benefit costs are recognized when the costs are incurred. Due to the design of the Part D product, premiums are evenly distributed throughout the year, but benefit costs are higher earlier in the year. As a result, under GAAP, benefit costs can exceed premiums in the first part of the year, but be less than premiums during the remainder of the year. For segment

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

reporting purposes, Torchmark has elected to defer $12 million excess benefits incurred in the first three months of 2011 to the remainder of the year in order to more closely match the benefit cost with the associated revenue. In the 2010 period, $17 million in excess benefits were deferred. For the full year of 2010, the total premiums and benefits were the same under this alternative method as they were under GAAP and are expected to be so in 2011. The Company’s presentation results in the underwriting margin percentage of each interim period reflecting the expected margin percentage for the full year. In addition, GAAP recognizes in each quarter a government risk-sharing premium adjustment consistent with the contract as if the quarter represented an entire contract period. Torchmark did not include this $8 million GAAP adjustment in the first three months of 2011 or the comparable $2 million adjustment in the first three months of 2010 for segment reporting purposes. These adjustments were removed because these contract payments are based upon the experience of the full contract year, not the experience of interim periods. For the entire year, we expect our benefit ratio to be in line with the pricing and we do not expect to receive any government risk-sharing premium. The difference between the interim results as presented for segment purposes and GAAP was a charge of $3.8 million in the 2011 three-month period ($2.5 million after tax) and $15.3 million in the comparable 2010 period ($9.9 million after tax). The decline in this adjustment was due to the addition of a small deductible for enrollees newly implemented in the Company’s 2011 plan.

During the first quarter of 2011, Torchmark sold aviation equipment for a pretax loss of $979 thousand ($666 thousand after tax). Also in the first quarter of 2011, Torchmark accrued an estimated liability for a state administrative settlement involving issues arising over many years in the pretax amount of $6 million ($4.1 million after tax). The actual amount of the settlement could differ from the amount accrued. Management removes items such as these that are related to prior periods or are one-time non-operating sales transactions when analyzing its ongoing core results.

The following tables total the components of Torchmark’s operating segments and reconcile these operating results to its pretax income and each significant line item in its Consolidated Statements of Operations.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the three months ended March 31, 2011
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$430,657	$241,235	$138			$7,871	(1)	$679,901
Net investment income				$175,302		(3,655	)(2,5)	171,647
Other income					$543	(96	)(4)	447

Total revenue	430,657	241,235	138	175,302	543	4,120		851,995
Expenses:
Policy benefits	278,338	163,609	10,519			11,661	(1)	464,127
Required interest on net reserves	(112,313)	(9,017)	(13,729)	135,059				0
Amortization of acquisition costs	126,398	31,930	2,770	(53,310)				107,788
Commissions and premium tax	19,147	12,827	20			(96	)(4)	31,898
Insurance administrative expense(3)					37,739	6,979	(6,7)	44,718
Parent expense					2,425			2,425
Stock compensation expense					3,044			3,044
Interest expense				19,394		66	(2)	19,460

Total expenses	311,570	199,349	(420)	101,143	43,208	18,610		673,460

Subtotal	119,087	41,886	558	74,159	(42,665)	(14,490)		178,535
Nonoperating items						10,769	(1,6,7)	10,769
Amortization of low-income housing						3,721	(5)	3,721

Measure of segment profitability (pretax)	$119,087	$41,886	$558	$74,159	$(42,665)	$0		193,025

Deduct applicable income taxes								(64,223)

Segment profits after tax								128,802

Add back income taxes applicable to segment profitability	64,223
Add (deduct) realized investment gains (losses)	(22,723)
Deduct Part D adjustment(1)	(3,790)
Deduct amortization of low-income housing(5)	(3,721)
Deduct estimated state administrative settlement expense(6)	(6,000)
Deduct loss on sale of equipment(7)	(979)

Pretax income from continuing operations per Consolidated Statement of Operations	$155,812

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which match expected benefits with policy premium.
(2)	Reclassification of interest amount due to accounting rule requiring deconsolidation of Trust Preferred Securities. Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Amortization of low-income housing expense, considered a component of income tax expense in the segment analysis.
(6)	Estimated state administrative settlement expense.
(7)	Loss on sale of equipment.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the three months ended March 31, 2010
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$413,926	$254,979	$152			$1,887	(1)	$670,944
Net investment income				$167,045		66	(2)	167,111
Other income					$596	(234	)(4)	362

Total revenue	413,926	254,979	152	167,045	596	1,719		838,417
Expenses:
Policy benefits	269,311	172,367	10,078			17,178	(1)	468,934
Required interest on net reserves	(106,321)	(8,729)	(12,554)	127,604				0
Amortization of acquisition costs	121,762	37,216	2,115	(51,491)				109,602
Commissions and premium tax	18,110	13,580	23			(234	)(4)	31,479
Insurance administrative expense(3)					37,074			37,074
Parent expense					2,562			2,562
Stock compensation expense					3,036			3,036
Interest expense				18,871		66	(2)	18,937

Total expenses	302,862	214,434	(338)	94,984	42,672	17,010		671,624

Subtotal	111,064	40,545	490	72,061	(42,076)	(15,291)		166,793
Nonoperating items						15,291	(1)	15,291

Measure of segment profitability (pretax)	$111,064	$40,545	$490	$72,061	$(42,076)	$0		182,084

Deduct applicable income taxes								(61,471)

Segment profits after tax								120,613

Add back income taxes applicable to segment profitability	61,471
Add (deduct) realized investment gains (losses)	7,261
Deduct Part D adjustment(1)	(15,291)

Pretax income from continuing operations per Consolidated Statement of Operations	$174,054

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which match expected benefits with policy premium.
(2)	Reclassification of interest amount due to accounting rule requiring deconsolidation of Trust Preferred Securities). Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Three months ended		Increase
	March 31,		(Decrease)
	2011	2010	Amount	%
Life insurance	$119,087	$111,064	$8,023	7
Health insurance	41,886	40,545	1,341	3
Annuity	558	490	68
Other:
Other income	543	596	(53)	(9)
Administrative expense	(37,739)	(37,074)	(665)	2
Investment	74,159	72,061	2,098	3
Corporate and adjustments	(5,469)	(5,598)	129	(2)

Pretax total	193,025	182,084	10,941	6
Applicable taxes	(64,223)	(61,471)	(2,752)	4

After-tax total, before discontinued operations	128,802	120,613	8,189	7
Discontinued operations (after tax)	0	5,963	(5,963)

Total	128,802	126,576	2,226	2
Reconciling items, net of tax:
Realized gains (losses) - Investments	(15,459)	4,719	(20,178)
Realized gains (losses) - Discontinued operations	0	320	(320)
Loss on disposal of discontinued operations	(599)	0	(599)
Part D adjustment	(2,463)	(9,939)	7,476
Estimated state administrative settlement	(4,082)	0	(4,082)
Loss on sale of equipment	(666)	0	(666)

Net income	$105,533	$121,676	$(16,143)	(13)

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note H—Subsequent Event

Torchmark has declared a three for two stock split paid in the form of a 50% stock dividend on all of the Company’s outstanding common stock. The record date for the three for two stock split will be the close of business on June 1, 2011. On July 1, 2011, the payment date, holders of Torchmark common stock on the record date will receive one additional share of stock for each two shares held on the record date. Cash will be paid in lieu of fractional shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Discontinued Operations. As discussed in Note F – Discontinued Operations, we sold our subsidiary United Investors Life Insurance Company (United Investors) as of December 31, 2010. Because of the sale, United Investor’s financial results prior to the sale are excluded from this discussion.

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

The tables in Note G—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the three-month periods ended March 31, 2011 and 2010. Additionally, a table in that note, Analysis of Profitability by Segment, provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles those measures to our net income. That summary represents our overall operations in the manner that management views the business, and is a basis of the following highlights discussion.

A discussion of operations by each segment follows later in this report. These discussions compare the first three months of 2011 with the same period of 2010, unless otherwise noted. The following discussions are presented in the manner we view our operations, as described in Note G—Business Segments.

Highlights, comparing the first three months of 2011 with the first three months of 2010. Net income per diluted share decreased 9% to $1.33 from $1.46. Net income from continuing operations was $106 million in 2011, compared with $115 in the prior year period, a decline of 8%. On a per share basis, net income from continuing operations declined 4% to $1.34 from $1.39. Included in net income from continuing operations in 2011 were realized investment losses of $15 million after tax or $.19 per share compared with 2010 after-tax realized gains of $5 million, or $.06 per share. Realized investment gains and losses are discussed more fully under the caption Realized Gains and Losses in this report. Earnings in 2011 were also negatively affected by two non-operating charges, a charge for a state administrative matter in the after tax amount of $4.1 million ($.05 per share) and the loss on sale of aviation equipment of $666 thousand after tax ($.01 per share).

As explained in Note G—Business Segments, differences in our estimate of interim results for Medicare Part D as we view this product for segment purposes and GAAP financial statement purposes resulted in a $2.5 million after-tax charge to earnings in 2011 ($.03 per share) and a $9.9 million charge in 2010 ($.12 per share). We expect our 2011 full year benefit ratios to be approximately the same as those for interim periods, as was the case in 2010 and prior years. For this reason, there should be no differences in our segment versus financial statement reporting by year end 2011, as it relates to Medicare Part D.

We use three statistical measures as indicators of future premium growth: “annualized premium in force,” “net sales,” and “first-year collected premium.” Annualized premium in force is defined as the premium income that would be received over the following twelve months at any given date on all active policies if those policies remain in force throughout the twelve-month period. Annualized premium in force is an indicator of potential growth in premium revenue. Net sales is defined as annualized premium issued, net of cancellations in the first thirty days after issue, except for Direct Response, where net sales is annualized premium issued at the time the first full premium is paid after any introductory offer has expired. Annualized premium issued is the gross premium that would be received during the policies’ first year in force, assuming that none of the policies lapsed or terminated. Although lapses and terminations will occur, we believe that net sales is a useful indicator of the rate of acceleration of premium growth. First-year collected premium is the premium collected during the reporting period for all policies in their first policy year. First-year collected premium takes lapses into account in the first policy year when lapses are more likely to occur, and thus is a useful indicator of how much new premium is expected to be added to premium income in the future.

Total premium income increased from $669 million to $672 million. Total net sales declined 13% to $103 million, as a result of agent losses, the discontinuation of certain products, and other factors discussed in depth later in this report. First-year collected premium declined 7% to $83 million for the period.

Life insurance premium income grew 4% to $431 million. Life net sales declined 5% to $81 million, as each of our distribution units experienced declines. First-year collected life premium declined 1% to $61 million. Life underwriting margins increased 7% to $119 million, primarily as a result of lower claims.

Health insurance premium income, excluding Medicare Part D premium, declined 5% to $192 million. Health net sales, excluding Part D, declined 16% to $14 million and first-year collected health premium, excluding Part D, decreased 15% to $14 million. These declines resulted primarily from the decrease in agent count in our Liberty National Exclusive Agency.

Our Medicare Part D prescription drug business is a component of the health insurance segment. In the manner we view our Medicare Part D business as described in Note G—Business Segments, policyholder premium was $49 million in 2011 compared with $52 million in 2010, a decline of 5%. Underwriting income declined 2% to $5 million.

Excess investment income per diluted share increased 7% to $.93, while excess investment income rose 3% to $74 million. Net investment income rose $8 million, or 5%. Our average investment portfolio at amortized cost also grew 5%. The average effective yield on the fixed maturity portfolio, which represents 94% of our investments, was 6.62% in the 2011 quarter, compared with 6.78% in the prior period. Excess investment income did not increase at the same rate as net investment income because of the $6 million or 7% increase in interest cost on net insurance policy liabilities, exceeding the increase in net investment income. Financing costs also rose 3% in the period to $19 million.

In the first three months of 2011, we invested new money in our fixed maturity portfolio at an effective annual yield on new investments of 5.99%, compared with 5.94% in the first quarter of 2010. Our average fixed maturity portfolio yield was 6.60% (as of March 31, 2011) and had an average rating of BBB+. Short-term investments accounted for 2% of the portfolio at that date, compared with 2% at December 31, 2010.

The unrealized gain position in our fixed-maturity portfolio improved from a net unrealized gain of $108 million at year end 2010 to an unrealized gain position of $156 million at March 31, 2011, as a result of the sale of below-investment-grade bonds. The fixed maturity portfolio contains no commercial mortgage-backed securities or securities backed by subprime or Alt-A mortgages (loans for which some of the typical documentation was not provided by the borrower). We are not a party to any counterparty risk, with no credit default swaps or other derivative contracts. We do not engage in securities lending, and have no direct exposure to European sovereign debt.

We have an on-going share repurchase program which began in 1986. During 2009, we temporarily suspended the program because of the uncertain economic environment. However, in the first quarter of 2010, we reactivated the program with a reaffirmation of the Board of Directors at their February 25, 2010 meeting. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. These purchases are made with excess cash flow. Share purchases are also made with the proceeds from option exercises by current and former employees, in order to reduce dilution. The following chart summarizes share purchases for the three month periods ending March 31, 2011 and 2010.

ANALYSIS OF SHARE PURCHASES

(Amounts in thousands)

	For the three months ending March 31,
	2011		2010
	Shares	Amount	Shares	Amount
Purchases with:
Excess cash flow	2,945	$186,847	220	$11,623
Option exercise proceeds	762	49,066	36	1,862

Total	3,707	$235,913	256	$13,485

Throughout the remainder of this discussion, share purchases will only refer to those made from excess cash flow.

A detailed discussion of our operations by component segment follows.

Life insurance, comparing the first three months of 2011 with the first three months of 2010. Life insurance is our predominant segment, representing 64% of premium income and 74% of insurance underwriting margin in the first three months of 2011. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the Investment segment. Life insurance premium income increased 4% to $431 million. We combined selected offices of our United American (UA) Exclusive Agency offices with the Liberty National Exclusive Agency. For this reason, all data will be reported on a combined basis in this report. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2011		2010		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$151,577	35	$143,714	35	$7,863	5
American Income Exclusive Agency	146,115	34	134,798	32	11,317	8
Liberty National Exclusive Agency	73,143	17	74,425	18	(1,282)	(2)
Other Agencies	59,822	14	60,989	15	(1,167)	(2)

Total Life Premium	$430,657	100	$413,926	100	$16,731	4

Net sales, defined earlier in this report as an indicator of new business production, declined 5% to $81 million. All four of our primary distribution groups experienced declines. An analysis of life net sales by distribution group is presented below.

Life Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2011		2010		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$36,166	45	$36,986	43	$(820)	(2)
American Income Exclusive Agency	32,865	40	34,455	41	(1,590)	(5)
Liberty National Exclusive Agency	9,443	12	10,708	13	(1,265)	(12)
Other Agencies	2,636	3	2,959	3	(323)	(11)

Total Life Net Sales	$81,110	100	$85,108	100	$(3,998)	(5)

First-year collected life premium, defined earlier in this report, was $61 million in the 2011 period, declining 1% from $62 million in the prior-year period. First-year collected life premium by distribution group is presented in the table below.

Life Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2011		2010		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$23,450	38	$23,378	38	$72	0
American Income Exclusive Agency	27,298	44	26,788	43	510	2
Liberty National Exclusive Agency	8,298	14	9,001	15	(703)	(8)
Other Agencies	2,405	4	2,666	4	(261)	(10)

Total	$61,451	100	$61,833	100	$(382)	(1)

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

Direct Response’s life premium income rose 5% to $152 million, representing 35% of Torchmark’s total life premium, the largest contribution to life premium of any distribution system. Net sales for this group of $36 million declined 2%, however. First-year collected premium of $23 million was flat with the prior year period.

The American Income Exclusive Agency markets primarily to members of labor unions, but also to credit unions and other associations. This agency produced premium income of $146 million, an increase of 8%. American Income is Torchmark’s fastest growing life insurance agency on the basis of premium growth. However, net sales declined $1.6 million or 5% to $33 million, while first-year collected premium rose 2% to $27 million. Growth in sales in our captive agencies is highly dependent on growing the size of the agency force. The American Income agent count was 4,039 at March 31, 2011, a 4% decline from a year earlier (4,201). The American Income Agency continues to emphasize the recruiting and retention of new agents, focusing on an incentive program to reward growth in both recruiting and production.

As previously mentioned, we combined selected offices of the UA Exclusive Agency with the Liberty National Exclusive Agency. This Agency markets primarily low-face-amount life insurance and supplemental health insurance. Life premium income for this agency was $73 million in the 2011 period, a 2% decline compared with $74 million in the 2010 period. First-year collected premium declined 8% to $8 million.

Net sales for this Agency declined 12% to $9 million. The Liberty Agency had 1,844 producing agents at March 31, 2011, compared with 2,228 a year earlier, a decline of 17%. The decrease in agent count is due to a number of factors, one of which was the closing of several offices which had poor production. The decrease was also a result of certain agent compensation issues which resulted in the departure of a number of the less productive agents. While these modifications caused a loss of agents, they resulted in improved first-year persistency and margins.

The Liberty Exclusive Agency agent counts have also decreased due to issues related to its health insurance business. Until recently, the agency’s health insurance marketing efforts had been focused on limited-benefit hospital-surgical plans. These limited-benefit hospital-surgical plans became less marketable due to healthcare reform developments. Sales of these limited-benefit hospital-surgical plans were discontinued after September, 2010. In response, the agency has shifted its marketing focus to a product mix more weighted towards life insurance and supplemental health insurance products (not affected by healthcare reform) that have higher margins and persistency. We believe this will increase the Agency’s profitability and stability in the long run. As is the case with all of our captive agency forces, growing the number of productive agents is critical to the growth in sales.

The Other Agencies distribution systems offering life insurance include the Military Agency, the UA Independent Agency (which predominantly writes health insurance), and various minor distribution channels. The Other Agencies distribution group contributed $60 million of life premium income, or 14% of Torchmark’s total in the 2011 period, but contributed only 3% of net sales.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Three months ended March 31,
	2011		2010		Increase
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$430,657	100	$413,926	100	$16,731	4
Net policy obligations	166,025	38	162,990	39	3,035	2
Commissions and acquisition expense	145,545	34	139,872	34	5,673	4

Insurance underwriting income before other income and administrative expense	$119,087	28	$111,064	27	$8,023	7

Life insurance underwriting income before insurance administrative expense was $119 million, increasing 7%. This growth in underwriting income was caused primarily by premium growth but also by improved mortality. As a percentage of premium, underwriting income rose from 27% to 28% in 2011. This increase was primarily a result of the improved policy obligation ratios, particularly in the Liberty and Military Agencies.

Health insurance, comparing the first three months of 2011 with the first three months of 2010. Health premium accounted for 36% of our total premium in the 2011 period, while the health underwriting margin accounted for 26% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. Health insurance sold by Torchmark includes primarily Medicare Supplement and Medicare Part D prescription drug coverage to enrollees in the federal Medicare program, along with limited-benefit cancer and accident coverage. All health coverage plans other than Medicare Supplement and Medicare Part D are classified here as limited-benefit plans. Medicare Part D business is shown as a separate health component and will be discussed separately in the analysis of the health segment.

As explained in Note G—Business Segments, management does not view the government risk-sharing premium for Medicare Part D as a component of premium income. Excluding this risk-sharing premium, health insurance premium for the 2011 period was $241 million, declining 5%. A reconciliation between segment reporting for Medicare Part D and GAAP is presented in the chart in Note G—Business Segments, and those differences are fully discussed in that note.

The table below is an analysis of our health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2011		2010		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$10,740		$13,846		$(3,106)	(22)
Medicare Supplement	69,397		68,035		1,362	2

	80,137	42	81,881	40	(1,744)	(2)
Liberty National Exclusive Agency
Limited-benefit plans	46,501		54,124		(7,623)	(14)
Medicare Supplement	30,977		34,435		(3,458)	(10)

	77,478	40	88,559	44	(11,081)	(13)
American Income Exclusive Agency
Limited-benefit plans	19,310		18,797		513	3
Medicare Supplement	197		235		(38)	(16)

	19,507	10	19,032	9	475	2
Direct Response
Limited-benefit plans	106		112		(6)	(5)
Medicare Supplement	14,556		13,067		1,489	11

	14,662	8	13,179	7	1,483	11
Total Health Premium (Before Part D)
Limited-benefit plans	76,657	40	86,879	43	(10,222)	(12)
Medicare Supplement	115,127	60	115,772	57	(645)	(1)

Total (Before Part D)	191,784	100	202,651	100	(10,867)	(5)

Medicare Part D*	49,451		52,328		(2,877)	(5)

Total Health Premium*	$241,235		$254,979		$(13,744)	(5)

*	Total Medicare Part D premium and health premium exclude the risk-sharing premiums of $7.9 million in 2011 and $1.9 million in 2010 received from the Centers for Medicare and Medicaid Services consistent with the Medicare Part D contract. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.

Presented below is a table of health net sales by distribution method.

Health Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2011		2010		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$249		$1,730		$(1,481)	(86)
Medicare Supplement	6,871		5,931		940	16

	7,120	50	7,661	45	(541)	(7)
Liberty National Exclusive Agency
Limited-benefit plans	2,415		2,506		(91)	(4)
Medicare Supplement	556		1,202		(646)	(54)

	2,971	21	3,708	22	(737)	(20)
American Income Exclusive Agency
Limited-benefit plans	2,499		3,478		(979)	(28)
Medicare Supplement	0		0		0	0

	2,499	17	3,478	21	(979)	(28)
Direct Response
Limited-benefit plans	25		52		(27)	(52)
Medicare Supplement	1,673		2,052		(379)	(18)

	1,698	12	2,104	12	(406)	(19)
Total Net Sales (Before Part D)
Limited-benefit plans	5,188	36	7,766	46	(2,578)	(33)
Medicare Supplement	9,100	64	9,185	54	(85)	(1)

Total (Before Part D)	14,288	100	16,951	100	(2,663)	(16)

Medicare Part D*	7,491		16,602		(9,111)	(55)

Total Net Sales *	$21,779		$33,553		$(11,774)	(35)

*	Net sales for Medicare Part D represents only new first-time enrollees.

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2011		2010		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$669		$1,871		$(1,202)	(64)
Medicare Supplement	6,345		5,189		1,156	22

	7,014	49	7,060	42	(46)	(1)
Liberty National Exclusive Agency
Limited-benefit plans	2,243		3,918		(1,675)	(43)
Medicare Supplement	684		994		(310)	(31)

	2,927	20	4,912	29	(1,985)	(40)
American Income Exclusive Agency
Limited-benefit plans	2,867		3,300		(433)	(13)
Medicare Supplement	0		0		0	0

	2,867	20	3,300	19	(433)	(13)
Direct Response
Limited-benefit plans	98		116		(18)	(16)
Medicare Supplement	1,490		1,501		(11)	(1)

	1,588	11	1,617	10	(29)	(2)
Total First-Year Collected Premium (Before Part D)
Limited-benefit plans	5,877	41	9,205	55	(3,328)	(36)
Medicare Supplement	8,519	59	7,684	45	835	11

Total (Before Part D)	14,396	100	16,889	100	(2,493)	(15)

Medicare Part D*	7,190		10,938		(3,748)	(34)

Total First-Year Collected Premium*	$21,586		$27,827		$(6,241)	(22)

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

Health insurance, excluding Medicare Part D. As noted under the caption Life Insurance, we have emphasized life insurance sales relative to health, due to life’s superior profitability and its greater contribution to excess investment income. With regard to health insurance, agent turnover has increased due to the Company’s decision to deemphasize the marketing of certain limited-benefit products. Declines in these agent counts have resulted in lower net sales, which in turn have pressured premium growth. Health premium, excluding Part D premium, fell 5% to $192 million in the 2011 period. Medicare Supplement premium declined 1% to $115 million, while other limited-benefit health premium dropped 12% to $77 million. Medicare Supplement provides Torchmark with the greatest amount of health premium, representing 60% of non-Part D health premium for the 2011 period, compared with 57% a year earlier.

Health net sales excluding Part D declined 16% to $14 million. Medicare Supplement net sales declined 1% to $9.1 million in the 2011 period. Limited-benefit net sales declined 33% to $5.2 million. The decline in limited-benefit health net sales was due in part to our discontinuance of the sale of a number of these products affected by healthcare reform. Health first-year collected premium declined 15%.

The UA Independent Agency consists of independent agencies appointed with Torchmark who may also sell for other companies. The UA Independent Agency was Torchmark’s largest health agency in terms of non-Part D premium income and net sales. Premium income was $80 million, representing 42% of Torchmark’s total non-Part D health premium. Net sales were $7.1 million, representing 50% of Torchmark’s non-Part D health sales. Net sales of Medicare Supplement products rose 16% in 2011 to $6.9 million. This agency is also Torchmark’s largest producer of Medicare Supplement insurance, with Medicare Supplement premium of $69 million and net sales of $7 million in 2011. This Agency represents approximately 60% of all Torchmark Medicare Supplement premium and 76% of Medicare Supplement net sales. However, total health premium for this Agency declined 2% from the prior year to $80 million, because of the decline in limited-benefit plan premium.

The Liberty National Exclusive Agency markets Medicare Supplements and limited-benefit health products including cancer insurance. This Agency represented 40% of Torchmark’s non-Part D income health premium at $77 million in the 2011 quarter. In the 2011 period, health premium income in the Liberty Agency declined 13% from prior year premium of $89 million. First-year collected premium declined 40% to $3 million in the 2011 quarter. As noted earlier, the discontinuance of the sales of certain health products after September, 2010 has caused declines in agent counts. The decline in agent counts has resulted in lower new sales, translating into declines in premium. Net sales in this Agency for 2011 declined 20% from $3.7 million in 2010 to $3.0 million. Also discussed under the Life Insurance caption are efforts designed to strengthen this Agency.

Other agencies. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 18% of health premium excluding Part D in the 2011 quarter and 16% in the same period of 2010. The American Income Exclusive Agency markets a variety of limited-benefit plans, primarily accident. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response is also involved in marketing Medicare Part D. On a combined basis, the net sales of these agencies declined 25%, from $5.6 million in 2010 to $4.2 million in 2011. The Medicare Supplements sold by Direct Response are generally group products and are expected to fluctuate from period to period.

Medicare Part D. Coverage under Torchmark’s Medicare Part D prescription drug plan for Medicare beneficiaries is marketed through our UA Independent Agency and our Direct Response unit. As described in Note G—Business Segments, we report our Medicare Part D business for segment analysis purposes as we view the business, in which expected full-year benefits are matched with the related premium income which is received evenly throughout the policy year. At this time, we have expensed benefits based on our expected benefit ratio of approximately 84% for the entire 2011 contract year compared with 82% for the full year 2010. In 2011, we do not expect to benefit as much from drug rebate payments from the pharmacy benefits manager as we have in prior years. We describe the differences between the segment analysis and the GAAP operating results in Note H. Due to the design of the Medicare prescription drug product, claims are expected to be heaviest early in the calendar year. Management believes that the use of the full-year loss ratio is an appropriate measure for interim results, and also that these reporting differences will arise only on an interim basis and will be eliminated at the end of a full year, as they were in the full year of 2010.

Medicare Part D premium was $49 million in 2011, compared with $52 million in 2010, after removal of the risk-sharing adjustment in both periods. This represents a decline in premium of 5%. Medicare Part D underwriting results are presented in the following chart. The adjustments which reconcile Part D results in accordance with our health segment analysis to Part D GAAP results are presented in the charts in Note G—Business Segments.

Medicare Part D

Summary of Medicare Part D Results

(Dollar amounts in thousands)

	Three months ended March 31,
	2011		2010
	Per Segment Analysis	GAAP	Per Segment Analysis	GAAP
Insurance underwriting income before other income and administrative expense	$4,993	$1,203	$5,076	$(10,215)

The number of enrollees in our Medicare Part D coverage declined 9% in the 2011 plan year compared with 2010, due to a decline in group sales and the discontinuance of one of our individual plans. The Medicare Part D plan is a government-sponsored program. Therefore, regulatory changes could alter the outlook for this market.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Three months ended March 31, 2011
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$191,784	100	$49,451	100	$241,235	100
Net policy obligations	112,826	59	41,766	84	154,592	64
Commissions and acquisition expense	42,065	22	2,692	6	44,757	19

Insurance underwriting income before other income and administrative expense	$36,893	19	$4,993	10	$41,886	17

	Three months ended March 31, 2010
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$202,651	100	$52,328	100	$254,979	100
Net policy obligations	119,688	59	43,950	84	163,638	64
Commissions and acquisition expense	47,494	23	3,302	6	50,796	20

Insurance underwriting income before other income and administrative expense	$35,469	18	$5,076	10	$40,545	16

*	Health other than Medicare Part D.

Underwriting income for health insurance increased 3% or $1 million to $42 million, as our more persistent Medicare Supplement business has become a greater proportion of our health insurance in force when compared with the limited-benefit product. Total health premium declined 5% to $241 million. As a percentage of health premium, underwriting margins rose 1% to 19% in 2011.

Annuities, comparing the first three months of 2011 with the first three months of 2010. Annuities represent an insignificant part of our business. As described in Note F – Discontinued Operations, we sold our subsidiary United Investors, which prior to the sale was our carrier of variable annuities and a primary carrier of fixed annuities. As a result of the sale, we disposed of 37% of our annuity deposit balances at December 31, 2010, including all variable annuities. For this reason, annuities are not expected to be a significant portion of our marketing strategy going forward.

Operating expenses, comparing the first three months of 2011 with the first three months of 2010. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Three months ended March 31,
	2011		2010
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$18,172	2.7	$17,741	2.7
Other employee costs	7,337	1.1	7,581	1.1
Other administrative costs	9,608	1.4	9,606	1.4
Legal expense - insurance	2,035	0.3	1,493	0.2
Medicare Part D direct administrative expense	587	0.1	653	0.1

Total insurance administrative expenses	37,739	5.6	37,074	5.5

Parent company expense	2,425		2,562
Stock compensation expense	3,044		3,036
Estimated state administrative settlement	6,000		0
Loss on sale of equipment	979		0

Total operating expenses, per Consolidated Statements of Operations	$50,187		$42,672

Insurance administrative expenses:
Increase (decrease) over prior year	1.8%		(3.4)%
Total operating expenses:
Increase (decrease) over prior year	17.6%		(0.2)%

Insurance administrative expenses increased 2% when compared with the prior year period. As a percentage of premium, they increased from 5.5% to 5.6%. Total operating expense rose 18% in 2011 because of two non-operating items. There was a charge during the quarter relating to a state administrative issue concerning events occurring over a period of many prior years in the pre-tax amount of $6 million. The Company does not consider items related to prior periods in its evaluation of current operating results. In addition, the Company sold aviation equipment at a loss of $979 thousand. Sales of such equipment are infrequent and are not considered part of Torchmark’s ongoing insurance operations.

Investments (excess investment income), comparing the first three months of 2011 with the first three months of 2010. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note G—Business Segments in the Notes to the Consolidated Financial Statements. It is defined as net investment income less the interest credited to net policy liabilities and the interest cost associated with capital funding or “financing costs.” We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $4.4 billion of cash flow to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted share.

Excess Investment Income

(Dollar amounts in thousands)

	Three months ended March 31,		Increase (Decrease)
	2011	2010	Amount	%
Net investment income *	$175,302	$167,045	$8,257	5
Required interest on net insurance policy liabilities	(81,749)	(76,113)	(5,636)	7
Financing costs:
Interest on funded debt	(18,104)	(18,259)	155	(1)
Interest on short-term debt	(1,290)	(612)	(678)	111

Total financing costs	(19,394)	(18,871)	(523)	3

Excess investment income	$74,159	$72,061	$2,098	3

Excess investment income per diluted share	$0.93	$0.87	$0.06	7

Mean invested assets (at amortized cost)	$11,281,053	$10,773,331	$507,722	5
Average net insurance policy liabilities **	5,972,507	5,598,683	373,824	7
Average debt and preferred securities (at amortized cost)	1,113,874	1,146,926	(33,052)	(3)

*	Net investment income per Torchmark’s segment analysis does not agree with Net investment income per the Consolidated Statements of Operations because management views our Trust Preferred Securities as consolidated debt, as presented in the Reconciliation in Note G - Business Segments.
**	Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

As shown in the above table, excess investment income for the 2011 period increased $2 million or 3% to $74 million. On a per-share basis, excess investment income increased 7% from $.87 to $.93. The per-share increase exceeded the growth in excess investment income as a result of share purchases over the past 12 months. The largest component of excess investment income is net investment income, which rose $8 million or 5% to $175 million. Growth in net investment income was consistent with the 5% growth in average invested assets (at amortized cost) year over year. Even though yields in the fixed-maturity portfolio were lower in the 2011 quarter, we held significantly more lower-yielding short-term securities in the 2010 quarter.

Partially offsetting the increase in net investment income, required interest on net insurance policy liabilities increased $6 million or 7% to $82 million, excess investment income. The increase in required interest correlates with the 7% change in average net interest-bearing insurance policy liabilities.

Financing costs rose 3% to $19 million, primarily due to an increase in interest on short-term debt. Short-term interest expense rose $678 thousand, primarily as a result of an increase in fees related to our bank line and letters of credit. More information concerning short-term debt can be found in the Liquidity section of this report under the caption Short-term borrowings.

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

Investments (acquisitions), comparing the first three months of 2011 with the first three months of 2010. Torchmark’s investment policy calls for investing almost exclusively in fixed maturities that are investment-grade and meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows are generally stable and predictable. If such longer-term securities do not meet our quality and yield objectives, new money is invested in shorter-term fixed maturities.

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

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the three months ended March 31,
	2011	2010
Cost of acquisitions:
Investment-grade corporate securities	$260	$509
Taxable municipals	5	65
Other	0	26

Total fixed-maturity acquisitions	$265	$600

Effective annual yield *	5.99%	5.94%
Average life, in years to:
Next call	27.1	23.1
Maturity	27.7	24.8
Average rating	A-	A-

*	One-year compounded yield on a tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

During the first three months of 2011, we acquired $265 million of fixed maturities with an average effective yield of 5.99% and an average rating of A-. This compares with $600 million of fixed maturities with an average yield of 5.94% and an average rating of A- acquired during the same period of 2010. We acquired primarily corporate bonds in both periods. These securities spanned a diversified range of issuers, industry sectors, geographical regions, and were all investment-grade securities.

Investments (portfolio composition). The composition of the investment portfolio at book value on March 31, 2011 was as follows:

Invested Assets At March 31, 2011

(Dollar amounts in millions)

	Amount	% of Total
Fixed maturities (at amortized cost)	$10,524	94
Equities (at cost)	15	0
Mortgage loans	14	0
Investment real estate	2	0
Policy loans	382	4
Other long-term investments	25	0
Short-term investments	271	2

Total	$11,233	100

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

Fixed Maturities. The following table summarizes certain information about our fixed-maturity portfolio by component at March 31, 2011.

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or	Gross	Gross		% of Total Fixed Maturities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	at Amortized Cost	at Fair Value
Corporates	$7,794	$410	$(164)	$8,040	74	76
Redeemable preferred stock	1,310	41	(61)	1,290	12	12
Municipals	1,218	12	(49)	1,181	12	11
Government-sponsored enterprises	59	0	(1)	58	1	1
Governments & agencies	36	1	0	37	0	0
Residential mortgage-backed*	16	1	0	17	0	0
Collateralized debt obligations	57	0	(36)	21	1	0
Other asset-backed securities	34	3	(1)	36	0	0

Total fixed maturities	$10,524	$468	$(312)	$10,680	100	100

*	Includes GNMA’s

At March 31, 2011, fixed maturities had a fair value of $10.7 billion, compared with $10.5 billion at December 31, 2010. The fixed maturity portfolio improved from an unrealized gain of $108 million at December 31, 2010 to an unrealized gain of $156 million at March 31, 2011, due in part to the 2011 quarter sale of bonds at a $23 million realized loss. The majority of fixed maturity investments are in corporate securities. Approximately 1% of the assets at amortized cost was residential mortgage-backed securities, other asset-backed securities, and collateralized debt obligations (CDOs).

Investments in fixed maturity securities are diversified over a wide range of industry sectors. The following table summarizes certain information about our fixed-maturity portfolio by sector at March 31, 2011:

Fixed Maturities by Sector

(Dollar amounts in millions)

	Cost or	Gross	Gross		% of Total Fixed Maturities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Fair Value
Financial - Life/Health/PC Insurance	$1,711	$55	$(81)	$1,685	16%	16%
Financial - Bank	1,456	48	(54)	1,450	14	14
Financial - Financial Guarantor	16	0	(2)	14	0	0
Financial - Insurance Broker	46	1	0	47	0	0
Financial - Other	424	22	(18)	428	4	4
Utilities	1,604	86	(20)	1,670	15	16
Energy	1,084	55	(8)	1,131	10	11
Consumer, Non-cyclical	523	38	(5)	556	5	5
Consumer, Cyclical	319	13	(11)	321	3	3
Communications	450	27	(12)	465	4	4
Basic Materials	700	43	(3)	740	7	7
Transportation	294	21	(3)	312	3	3
Technology	77	23	0	100	1	1
Other Industrials	434	22	(9)	447	4	4
Collateralized debt obligations	57	0	(36)	21	1	0
Mortgage-backed Securities	16	1	0	17	0	0
Government (US, municipal, and foreign)	1,313	13	(50)	1,276	13	12

Total fixed maturities	$10,524	$468	$(312)	$10,680	100%	100%

At March 31, 2011, approximately 34% of the fixed maturity assets at both amortized cost and fair value were in the financial sector, including 16% in life and health or property casualty insurance companies and 14% in banks. Financial guarantors and mortgage insurers comprised less than 1% of the portfolio. After financials, the next largest sector was utilities, which comprised 15% of the portfolio at amortized cost. The balance of the portfolio is spread among 266 issuers in a wide variety of sectors.

At March 31, 2011, our net unrealized gain of $156 million consisted of gross unrealized gains of $468 million offset by $312 million of unrealized losses. This compares with a net unrealized gain of $108 million at December 31, 2010. The financial sector was in a net unrealized loss position of $30 million at March 31, 2011, offset by $186 million of net unrealized gains in other sectors. The financial sector’s net unrealized loss was $115 million at December 31, 2010. We expect our investment in our temporarily impaired securities to be fully recoverable.

An analysis of the fixed-maturity portfolio at March 31, 2011 by a composite rating is shown in the table below.

Fixed Maturities by Rating

(Dollar amounts in millions)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$476	5	$462	4
AA	1,172	11	1,178	11
A	2,954	28	3,081	29
BBB+	2,076	20	2,142	20
BBB	2,060	19	2,116	20
BBB-	1,028	10	1,033	10

Investment grade	9,766	93	10,012	94
Below investment grade:
BB	384	4	374	4
B	207	2	175	1
Below B	167	1	119	1

Below investment grade	758	7	668	6

	$10,524	100	$10,680	100

Of the $10.5 billion of fixed maturities at March 31, 2011, $9.8 billion or 93% at amortized cost were investment grade with an average rating of A-. Below-investment -grade bonds were $758 million with an average rating of B+ and were 7% of fixed maturities, the same as at the end of 2010. Overall, the total portfolio was rated BBB+ based on amortized cost, as it was at the end of 2010. Our investment policy is to acquire only investment-grade obligations. Thus, any increases in below-investment-grade issues are a result of ratings downgrades of existing holdings. Our investment portfolio contains no commercial mortgage-backed securities or securities backed by sub-prime or Alt-A mortgages. We have no direct investments in residential mortgages, nor do we have any counterparty risks as we are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending. There are no off-balance sheet investments, as all investments are reported on our Consolidated Balance Sheets.

An analysis of the changes in our portfolio of below-investment grade bonds at amortized cost during the first three months of 2011 is as follows:

(Dollar amounts in millions)

Balance as of December 31, 2010	$863
Downgrades by rating agencies	29
Upgrades by rating agencies	(53)
Disposals	(81)

Balance as of March 31, 2011	$758

While the amortized cost decreased $105 million during the period, the fair value decreased $63 million, resulting in an unrealized gain of $42 million in this portfolio. No downgrades were attributable to holdings in banks in the financial sector.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At March 31, 2011	At December 31, 2010	At March 31, 2010
Average annual effective yield (1)	6.60%	6.63%	6.75%
Average life, in years, to:
Next call (2)	16.6	16.6	16.0
Maturity (2)	22.4	22.3	22.0
Effective duration to:
Next call (2), (3)	9.0	9.0	8.5
Maturity (2), (3)	11.0	10.9	10.4

(1)	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
(2)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and (b) based on the maturity date of all bonds, whether callable or not.
(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Realized Gains and Losses, comparing the first three months of 2011 with the first three months of 2010. As discussed in Note G—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity for reasons generally beyond the control of management, resulting in realized gains or losses. For this reason, management removes the effects of such gains and losses when evaluating its overall core operating results.

The following table summarizes our tax-effected realized gains (losses) by component. As described in Note D—Investments, under the caption Other-Than-Temporary Impairments, we wrote certain securities down to fair value during 2010 because we determined they were other-than-temporarily impaired.

Analysis of Realized Gains (Losses), Net of Tax

(Dollar amounts in thousands, except for per share data)

	Three months ended March 31,
	2011		2010
	Amount	Per Share	Amount	Per Share
Fixed maturities and equities:
Investment sales	$(15,492)	$(0.19)	$1,671	$0.02
Investments called or tendered	30	0.00	4,161	0.05
Writedowns *	0	0.00	(1,113)	(0.01)
Other	3	0.00	0	0.00

Total	$(15,459)	$(0.19)	$4,719	$0.06

*	Written down due to other-than-temporary impairment.

During the three months of 2011, Torchmark realized a loss of $23 million ($15 million after tax) due almost entirely to the sale of the Company’s holdings in MBIA fixed maturities.

Financial Condition

Liquidity. Liquidity provides Torchmark with the ability to meet on demand the cash commitments required by our business operations and financial obligations. Our liquidity is evidenced by positive cash flow, a portfolio of marketable investments, and the availability of a line of credit facility.

Insurance subsidiary liquidity. The operations of our insurance subsidiaries have historically generated substantial cash inflows in excess of immediate cash needs. Sources of cash flows for the insurance subsidiaries include primarily premium and investment income. Cash outflows from operations include policy benefit payments, commissions, administrative expenses, and taxes. The funds to provide for policy benefits, the majority of which are paid in future periods, are invested primarily in long-term fixed maturities to meet these long-term obligations. In addition to investment income, maturities and scheduled repayments in the investment portfolio are sources of cash. Excess cash available from the insurance subsidiaries’ operations is generally distributed as a dividend to the parent company, subject to regulatory restriction. The dividends are generally paid in amounts equal to the subsidiaries’ prior year statutory net income excluding realized capital gains.

Parent Company liquidity. An important source of Parent Company liquidity is the dividends from the insurance subsidiaries noted above. These dividends are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent. In the first three months of 2011, the Parent Company received $403 million of dividends and transfers from the life insurance subsidiaries, including $305 million available from the proceeds from the sale of United Investors. For the full year 2011, dividends and transfers from the life insurance subsidiaries are expected to total approximately $778 million.

Additional sources of liquidity for the Parent Company are cash, intercompany receivables, and a credit facility. At March 31, 2011, the Parent Company had $409 million of liquid assets. The credit facility is discussed below under the caption “Short-term borrowings.”

Short-term borrowings. The credit facility is in place with a group of lenders and terminates on January 7, 2015. It allows unsecured borrowings and stand-by letters of credit up to $600 million. The facility may be expanded by $200 million if certain conditions are met. Up to $250 million in letters of credit can be issued against the facility. The facility is further designated as a back-up credit line for a commercial paper program under which we may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest is charged at variable rates. The facility has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreement, we are subject to certain covenants regarding capitalization and interest coverage with which we were in full compliance at March 31, 2011.

The following table presents certain information about our short-term borrowings, all of which was commercial paper at March 31, 2011 and December 31, 2010.

Short-term Borrowings - Commercial Paper

(Dollar amounts in millions)

	For the Three months ended March 31,		At March 31, 2011	At December 31, 2010
	2011	2010
At end of period:
Balance			$201	$199
Daily-weighted average interest rate*			.40%	.45%
Letters of credit outstanding	N/A	N/A	$198	$198
Remaining amount available under credit line			$202	$203
Average balance outstanding during period:
Balance	$200	$227
Daily-weighted average interest rate*	.39%	.40%	N/A	N/A
Maximum daily amount outstanding during period	$224	$235

*	Annualized

There have been no difficulties in accessing the commercial paper market under this facility during the three-month periods ending March 31, 2011 and 2010.

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

Consolidated liquidity. Consolidated net cash inflows from operations were $300 million in the first three months of 2011, compared with $303 million in the same period of 2010. In addition to cash inflows from operations, our companies have received $8 million in investment calls and tenders and $95 million in scheduled maturities or repayments during the 2011 three months. As previously noted under the caption Parent Company Liquidity and under the sub caption Short-term borrowings, we have in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short term investments were $555 million at March 31, 2011, compared with $582 million at December 31, 2010 and $359 million at the end of March, 2010. In addition to these liquid assets, the entire $10.7 billion (fair value at March 31, 2011) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all of our fixed-income and equity securities are publicly traded. We generally expect to hold fixed-income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, investment maturities, and credit line availability make any need to sell securities for liquidity unlikely.

Capital Resources. Our insurance subsidiaries maintain capital at a level adequate to support their current operations and meet the requirements of the regulatory authorities and the rating agencies. Our insurance subsidiaries generally target a capital ratio of at least 325% of company action level required capital under Risk-Based Capital (RBC), a measure established by insurance regulatory authorities to monitor the adequacy of capital. Company action level is a level of capital that is calculated using formulas established by the National Association of Insurance Commissioners. The 325% target is considered sufficient because of the insurance companies’ strong reliable cash flows, the relatively low risk of their product mix, and because that ratio exceeds regulatory requirements and is in line with rating agency expectations for Torchmark. As of December 31, 2010, our insurance subsidiaries had a consolidated RBC ratio of 421%. In the event of a decline in the RBC ratios of the insurance companies due to ratings downgrades in the investment portfolios, impairments, or other circumstances, we have available cash on hand and credit availability at the Parent Company to make additional contributions as necessary to maintain the ratio at or above 325%.

On a consolidated basis, Torchmark’s capital structure consists of short-term debt (comprised of the commercial paper outstanding discussed above), long-term funded debt, and shareholders’ equity. The outstanding long-term debt at book value, including our Junior Subordinated Debentures, was $914 million at March 31, 2011, compared with $913 million at December 31, 2010. An analysis of long-term debt issues outstanding is as follows at March 31, 2011.

Long Term Debt at March 31, 2011

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Notes	2013	7 3/8%	$94.1	$93.7	$103.3
Senior Notes	2016	6 3/8	250.0	247.6	272.4
Senior Notes	2019	9 1/4	292.6	289.5	363.5
Notes	2023	7 7/8	165.6	163.3	185.4
Issue expenses (1)				(4.2)

Total long-term debt			802.3	789.9	924.6
Junior Subordinated Debentures (2)	2046	7.1	123.7	123.7	122.2	(3)

Total			$926.0	$913.6	$1,046.8

(1)	Unamortized issue expenses related to Torchmark’s Trust Preferred Securities.
(2)	Included in “Due to Affiliates” in accordance with accounting standards.
(3)	Market value of the 7.1% Trust Preferred Securities, par value $120 million, which are obligations of an unconsolidated trust. unconsolidated trust.

Shareholders’ equity was $4.0 billion at March 31, 2011, as it was at December 31, 2010. This compares with $3.7 billion at March 31, 2010. During the twelve months since March 31, 2010, shareholders’ equity has been increased by unrealized gains of $214 million after tax in the fixed maturity portfolio, as financial markets have improved over this period of time. Net income added over the twelve month period was $501 million. Shareholders’ equity was decreased by $468 million in share purchases, over this period.

As previously noted under the caption Highlights in this report, we reactivated our share repurchase program during the first quarter of 2010. Under this program, we acquired 2.9 million of our outstanding common shares during the first three months of 2011 at a cost of $187 million ($63.45 per share), compared with purchases of 220 thousand shares at a cost of $12 million in the first three months of 2010.

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

Selected Financial Data

	At March 31, 2011		At December 31, 2010		At March 31, 2010
	GAAP	Effect of Accounting Rule Requiring Revaluation *	GAAP	Effect of Accounting Rule Requiring Revaluation *	GAAP	Effect of Accounting Rule Requiring Revaluation *
Fixed maturities (millions)	$10,680	$156	$10,543	$107	$9,763	$(185)
Deferred acquisition costs (millions) **	3,430	(6)	3,406	(4)	3,334	11
Assets of discontinued operations	0	0	0	0	1,673	15
Total assets (millions)	16,325	150	16,160	103	16,601	(159)
Short-term debt (millions)	200	0	199	0	200	0
Long-term debt (millions)	914	0	913	0	920	0
Shareholders’ equity (millions)	3,959	97	4,016	67	3,677	(104)
Book value per diluted share	50.70	1.25	49.86	0.83	44.13	(1.24)
Debt to capitalization ***	22.0%	(0.4)%	21.7%	(0.3)%	23.3%	0.6%
Diluted shares outstanding (thousands)	78,090		80,543		83,326
Actual shares outstanding (thousands)	76,537		79,243		82,707

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1, formerly SFAS 115.
**	Includes the value of insurance purchased.
***	Torchmark’s debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

Interest coverage was 9.0 times in the 2011 quarter, compared with 10.2 times in the 2010 quarter. Interest coverage is computed by dividing interest expense into the sum of pretax income and interest expense.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 2011.

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

As of the end of the fiscal quarter completed March 31, 2011, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended March 31, 2011, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

As previously disclosed in filings with the Securities and Exchange Commission (SEC), United American was named as a defendant in purported class action litigation originally filed on September 16, 2004, in the Circuit Court of Saline County, Arkansas on behalf of the Arkansas purchasers of association group health insurance policies or certificates issued by United American through Heartland Alliance of America Association and Farm & Ranch Healthcare, Inc. (Smith and Ivie v. Collingsworth, et al., CV2004-742-2). The plaintiffs asserted claims for fraudulent concealment, breach of contract, common law liability for non-disclosure, breach of fiduciary duties, civil conspiracy, unjust enrichment, violation of the Arkansas Deceptive Trade Practices Act, and violation of Arkansas law and the rules and regulations of the Arkansas Insurance Department. Declaratory, injunctive and equitable relief, as well as actual and punitive damages were sought by the plaintiffs. On September 7, 2005, the plaintiffs amended their complaint to assert a nation-wide class, defined as all United American insureds who simultaneously purchased both an individual Hospital and Surgical Expense health insurance policy (Form HSXC) and an individual supplemental term life insurance policy (Form RT85) from Farm & Ranch through Heartland. Defendants removed this litigation to the United States District Court for the Western District of Arkansas (No. 4:05-cv-1382) but that Court remanded the litigation back to the state court on plaintiffs’ motion. On July 22, 2008, the plaintiffs filed a second amended complaint, asserting a class defined as “all persons who, between January 1998 and the present, were residents of Arkansas, California, Georgia, Louisiana or Texas, and purchased through Farm & Ranch: (1) a health insurance policy issued by United American known as Flexguard Plan, CS-1 Common Sense Plan, GSP Good Sense Plan, SHXC Surgical & Hospital

Expense Policy, HSXC 7500 Hospital/Surgical Plan, MMXC Hospital/Surgical Plan, SMXC Surgical/Medical Expense Plan and/or SSXC Surgical Safeguard Expense Plan, and (ii) a membership in Heartland.” Plaintiffs assert claims for breach of contract, violation of Arkansas Deceptive Trade Practices Act and/or applicable consumer protection laws in other states, unjust enrichment, and common law fraud. Plaintiffs seek actual, compensatory, statutory and punitive damages, equitable and declaratory relief. On September 8, 2009, the Saline County Circuit Court granted the plaintiff’s motion certifying the class. On October 7, 2009, United American filed its notice of appeal of the class certification and subsequently filed its appellate brief on April 8, 2010. On December 2, 2010, the Arkansas Supreme Court affirmed the lower court’s decision to certify the class. Discovery is completed and trial has been scheduled for January 17, 2012.

As reported in previous SEC filings, on June 3, 2009, the Florida Office of Insurance Regulation (Florida Office) issued an order to Liberty National to show cause why the Florida Office should not issue a final order suspending or revoking Liberty National’s certificate of authority to do insurance business in the State of Florida. The order asserted that Liberty National has engaged in alleged unfair trade practices in violation of Florida law through past underwriting practices used by Liberty National with regard to insurance applications submitted by persons who live in the United States but who were not U.S. citizens and persons traveling to certain foreign countries. Liberty National denied the allegations made by the Florida Office. Liberty National responded to the Florida Office’s order in a timely manner and the matter was transmitted to the Division of Administrative Hearings on July 10, 2009. The matter was assigned to an Administrative Law Judge and was set for hearing commencing on February 1, 2010. On January 21, 2010, the Florida Office filed a motion for continuance which was granted and the hearing in the Florida Department of Administrative Hearings was held June 7-11, 2010. Each of the parties submitted proposed orders to the Administrative Law Judge on August 18, 2010 for her review. On November 9, 2010, the Administrative Law Judge issued a recommended order and transmitted it to all parties. The Florida Office filed exceptions to the order and Liberty National filed its response to those exceptions as well as its own exceptions on December 3, 2010. On February 9, 2011, the Florida Office issued a Final Order that essentially adopted the Administrative Law Judge’s previously recommended findings of fact and conclusions of law. However, in its Final Order issued February 9, 2011, the Florida Office increased the recommended fines for the four non-willful violations and trebled the fine for each non-willful violation resulting in a total fine of $60,000. The matter was concluded and the fine paid on March 21, 2011.

On March 15, 2011, purported class action litigation was filed against American Income and Torchmark in the District Court for the Northern District of Ohio (Fitzhugh v. American Income Life Insurance Company and Torchmark Corporation, Case No. 1:11-cv-00533). The plaintiff, a formerly independently contracted American Income agent, alleges that American Income intentionally misclassified its agents as independent contractors rather than as employees in order to escape minimum wage and overtime requirements of the Fair Labor Standards Act, as well as to avoid payroll taxes, workers compensation premiums and other benefits required to be provided by employers. Monetary damages in the amount of unpaid compensation plus liquidated damages and/or prejudgment interest as well as injunctive and/or declaratory relief is sought by the plaintiff on behalf of the purported class.

Item 1A. Risk Factors

Torchmark has had no material changes to its risk factors.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2011	1,165,000	$61.74	1,165,000
February 1-28, 2011	1,015,000	63.76	1,015,000
March 1-31, 2011	1,526,603	65.02	1,526,603

At its April 28, 2011 meeting, the Board of Directors reaffirmed the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.

Item 6. Exhibits

(a)	Exhibits

(11)	Statement re Computation of Per Share Earnings

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Mark S. McAndrew

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

(32.1)	Section 1350 Certification by Mark S. McAndrew and Gary L. Coleman

(101)	Interactive Data Files for the Torchmark Corporation Form 10Q for the periods ended March 31, 2011

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: May 9, 2011	/S/ MARK S. MCANDREW
Mark S. McAndrew
Chairman and Chief Executive Officer

Date: May 9, 2011	/S/ GARY L. COLEMAN
Gary L. Coleman, Executive Vice President and Chief Financial Officer