Form 10-Q/A
period 2011-03-31
TORCHMARK CORP
filed 2011-08-02
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

Index of Exhibits (Page 58).

Total number of pages included are 59.

Part II. Other Information

Item 6. Exhibits of the Form 10-Q for the fiscal quarter ended March 31, 2011 is amended to correct a typographical error in Exhibit 32.1 thereto (The date reference should be for quarterly period ended March 31, 2011, not September 30, 2010.). The entire Form 10-Q for the fiscal quarter ended March 31, 2011 is being refilled but there are no changes to the Form 10-Q or the Exhibits thereto other than the correction of the typographical error in Exhibit 32.1. In all respects other than Exhibit 32.1, the Form 10-Q remains correct as originally filed.

Item 6. Exhibits

(11)	Statement re Computation of Per Share Earnings

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Mark S. McAndrew

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

(32.1)	Section 1350 Certification by Mark S. McAndrew and Gary L. Coleman

(101)	Interactive Data Files for the Torchmark Corporation Form 10Q for the periods ended March 31, 2011 (Incorporated by reference from Exhibit 101 to Form 10-Q for the periods ended March 31, 2011 as filed May 9, 2011)

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

Item 6. Exhibits

(a)	Exhibits

(11)	Statement re Computation of Per Share Earnings

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Mark S. McAndrew

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

(32.1)	Section 1350 Certification by Mark S. McAndrew and Gary L. Coleman

(101)	Interactive Data Files for the Torchmark Corporation Form 10Q for the periods ended March 31, 2011 (Incorporated by reference from Exhibit 101 to Form 10-Q for the periods ended March 31, 2011 as filed May 9, 2011)

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: August 1, 2011	/S/ MARK S. MCANDREW
Mark S. McAndrew
Chairman and Chief Executive Officer

Date: August 1, 2011	/S/ GARY L. COLEMAN
Gary L. Coleman, Executive Vice President and Chief Financial Officer