Form 10-Q
period 2011-06-30
TORCHMARK CORP
filed 2011-08-08
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐             No   ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT July 25, 2011
Common Stock, $1.00 Par Value	105,084,520

Index of Exhibits (Page 55).

Total number of pages included are 56.

TORCHMARK CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	June 30, 2011	December 31, 2010*
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2011 - $10,719,320 ; 2010 - $10,435,497)	$11,025,120	$10,543,034
Equity securities, at fair value (cost: 2011 - $14,875 ; 2010 - $14,875)	17,240	17,154
Policy loans	387,342	378,124
Other long-term investments	26,642	42,985
Short-term investments	20,405	216,680

Total investments	11,476,749	11,197,977
Cash	90,230	365,679
Accrued investment income	188,742	183,861
Other receivables	223,870	230,319
Deferred acquisition costs and value of insurance purchased	3,454,658	3,406,335
Goodwill	396,891	396,891
Other assets	387,072	378,700

Total assets	$16,218,212	$16,159,762

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits	$9,375,248	$9,150,031
Unearned and advance premiums	76,603	74,165
Policy claims and other benefits payable	211,130	221,598
Other policyholders’ funds	92,052	91,293

Total policy liabilities	9,755,033	9,537,087
Current and deferred income taxes payable	1,278,037	1,209,433
Other liabilities	290,666	284,062
Short-term debt	199,855	198,875
Long-term debt (fair value: 2011 - $951,894 ; 2010 - $933,336)	790,101	789,643
Due to affiliates	124,421	124,421

Total liabilities	12,438,113	12,143,521
Shareholders’ equity:
Preferred stock, par value $1 per share - Authorized 5,000,000 shares; outstanding: -0- in 2011 and in 2010	0	0
Common stock, par value $1 per share - Authorized 320,000,000 shares; outstanding: (2011 - 119,812,123 issued, less 14,414,264 held in treasury and 2010 - 119,812,123 issued, less 947,498 held in treasury)	119,812	119,812
Additional paid-in capital	439,035	432,608
Accumulated other comprehensive income (loss)	153,264	22,958
Retained earnings	3,693,313	3,473,482
Treasury stock, at cost	(625,325)	(32,619)

Total shareholders’ equity	3,780,099	4,016,241

Total liabilities and shareholders’ equity	$16,218,212	$16,159,762

*	Derived from audited financial statements

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Life premium	$433,573	$417,345	$864,230	$831,271
Health premium	238,617	252,086	487,723	508,952
Other premium	160	138	298	290

Total premium	672,350	669,569	1,352,251	1,340,513
Net investment income	173,104	170,612	344,751	337,723
Realized investment gains (losses)	31,272	(5,002)	8,549	3,971
Other-than-temporary impairments	0	0	0	(1,712)
Other income	608	716	1,055	1,078

Total revenue	877,334	835,895	1,706,606	1,681,573
Benefits and expenses:
Life policyholder benefits	277,847	270,729	556,186	540,040
Health policyholder benefits	166,423	173,317	341,693	362,862
Other policyholder benefits	10,424	10,131	20,942	20,209

Total policyholder benefits	454,694	454,177	918,821	923,111
Amortization of deferred acquisition costs	106,752	104,851	214,540	214,453
Commissions and premium taxes	31,435	32,041	63,333	63,520
Other operating expense	46,514	45,294	96,701	87,966
Interest expense	19,411	18,812	38,871	37,749

Total benefits and expenses	658,806	655,175	1,332,266	1,326,799

Income from continuing operations before income taxes	218,528	180,720	374,340	354,774
Income taxes	(69,588)	(60,872)	(119,268)	(119,533)

Income from continuing operations	148,940	119,848	255,072	235,241
Discontinued operations:
Income from discontinued operations, net of tax	0	6,201	0	12,484
Loss on disposal, net of tax	0	0	(599)	0

Income (loss) from discontinued operations	0	6,201	(599)	12,484

Net income	$148,940	$126,049	$254,473	$247,725

Basic net income per share:
Continuing operations	$1.34	$0.97	$2.24	$1.90
Discontinued operations	0.00	0.05	(0.01)	0.10

Total basic net income per share	$1.34	$1.02	$2.23	$2.00

Diluted net income per share:

Continuing operations	$1.32	$0.97	$2.21	$1.89
Discontinued operations	0.00	0.05	(0.01)	0.10

Total diluted net income per share	$1.32	$1.02	$2.20	$1.99

Dividends declared per common share	$0.11	$0.10	$0.22	$0.20

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$148,940	$126,049	$254,473	$247,725
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	180,776	343,548	210,211	638,727
Less: reclassification adjustment for (gains) losses on securities included in net income	(31,299)	4,247	(8,571)	(3,506)
Less: reclassification adjustment for amortization of (discount) and premium	(532)	(578)	(1,674)	(1,445)
Less: foreign exchange adjustment on securities marked to market	1,549	2,333	(1,617)	(884)

Unrealized gains (losses) on securities	150,494	349,550	198,349	632,892
Unrealized gains (losses) on deferred acquisition costs	(4,766)	(21,076)	(6,143)	(35,072)
Unrealized gains (losses) on other assets	(220)	0	(220)	0

Total unrealized investment gains (losses)	145,508	328,474	191,986	597,820
Less applicable taxes	(50,929)	(114,971)	(67,195)	(209,238)

Unrealized gains (losses), net of tax	94,579	213,503	124,791	388,582
Foreign exchange translation adjustments	1,461	(1,528)	2,398	83
Less applicable taxes	(512)	535	(838)	(29)

Foreign exchange translation adjustments, net of tax	949	(993)	1,560	54
Amortization of pension costs	3,042	2,469	6,084	5,007
Less applicable taxes	(1,063)	(866)	(2,129)	(1,752)

Amortization of pension costs, net of tax	1,979	1,603	3,955	3,255

Other comprehensive income (loss)	97,507	214,113	130,306	391,891

Comprehensive income (loss)	$246,447	$340,162	$384,779	$639,616

See accompanying Notes to Consolidated Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2011	2010
Cash provided from operations	$452,733	$474,855
Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale - sold	126,523	102,963
Fixed maturities available for sale - matured, called, and repaid	301,010	367,016
Other long-term investments	14,650	4,700

Total investments sold or matured	442,183	474,679
Investments acquired:
Fixed maturities	(696,940)	(1,052,704)
Other long-term investments	0	(259)

Total investments acquired	(696,940)	(1,052,963)
Net increase in policy loans	(9,218)	(12,299)
Net change in short-term investments	196,272	103,379
Net change in payable or receivable for securities	2,832	2,076
Disposition of properties	2,755	0
Additions to properties	(1,399)	(2,218)
Investment in low-income housing interests	(22,836)	(26,665)

Cash used for investment activities	(86,351)	(514,011)
Cash provided from (used for) financing activities:
Proceeds from exercise of stock options	54,499	2,037
Repurchase of 9 1/4% Senior Notes	0	(8,913)
Net borrowings (repayments) of commercial paper	980	(32,855)
Tax benefit from stock option exercises	6,924	0
Acquisition of treasury stock	(664,344)	(76,890)
Cash dividends paid to shareholders	(24,788)	(24,835)
Net receipts (withdrawals) from deposit product operations	(13,747)	(23,255)

Cash provided by (used for) financing activities	(640,476)	(164,711)
Effect of foreign exchange rate changes on cash	(1,355)	(759)

Net increase (decrease) in cash	(275,449)	(204,626)
Cash at beginning of year (includes $847 of cash at December 31, 2009 included in assets of subsidiary held for sale)	365,679	231,918

Cash at end of period (includes $2,319 of cash at June 30, 2010 included in assets of subsidiary held for sale)	$90,230	$27,292

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at June 30, 2011, and the consolidated results of operations, comprehensive income, and cash flows for the periods ended June 30, 2011 and 2010. The interim period consolidated financial statements should be read in conjunction with our Consolidated Financial Statements that are included in the Annual Report on Form 10K filed on February 28, 2011.

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note B—Earnings Per Share

Torchmark declared a three for two stock split paid in the form of a 50% stock dividend on all of the Company’s outstanding common stock. The record date for the three for two stock split was the close of business on June 1, 2011. On July 1, 2011, the payment date, holders of Torchmark common stock as of the record date received one additional share of stock for every two shares held. The Company paid $123 thousand in cash to acquire 2,841 fractional shares as a result of the stock split. Upon completion of the transaction, Torchmark had 119,812,123 shares issued at a par value of $1 per share and 105,397,859 shares outstanding at the close of business on July 1, 2011. All share and per share amounts have been adjusted to reflect this stock split for all periods presented in these consolidated financial statements.

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Basic weighted average shares outstanding	111,010,134	123,025,733	113,897,688	123,644,208
Weighted average dilutive options outstanding	1,821,074	879,112	1,824,323	848,691

Diluted weighted average shares outstanding	112,831,208	123,904,845	115,722,011	124,492,899

Antidilutive shares*	1,075,248	10,641,800	1,144,232	10,650,800

*	Antidilutive shares are excluded from the calculation of diluted earnings per share.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans

The following tables present a summary of post-retirement benefit costs by component:

Components of Post-Retirement Benefit Costs

	Three Months ended June 30,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Service cost	$2,339	$2,026	$218	$179
Interest cost	4,025	3,719	250	259
Expected return on assets	(3,896)	(3,587)	0	0
Prior service cost	518	522	0	0
Net actuarial (gain)/loss	2,395	2,028	(268)	(173)

Net periodic benefit cost	$5,381	$4,708	$200	$265

	Six Months ended June 30,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Service cost	$4,678	$4,051	$466	$372
Interest cost	8,051	7,439	502	520
Expected return on assets	(7,926)	(7,337)	0	0
Prior service cost	1,037	1,045	0	0
Net actuarial (gain)/loss	4,790	4,025	(404)	(289)

Net periodic benefit cost	$10,630	$9,223	$564	$603

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans (continued)

The following chart presents assets at fair value for our defined-benefit pension plans at June 30, 2011 and the prior-year end.

Pension Assets by Component

(Dollar amounts in thousands)

	June 30, 2011		December 31, 2010
	Amount	%	Amount	%
Corporate debt	$143,200	59.8	$135,767	57.4
Other fixed maturities	332	0.1	772	0.3
Equity securities	75,500	31.5	67,909	28.7
Short-term investments	8,038	3.3	19,484	8.2
Guaranteed annuity contract	10,895	4.5	10,959	4.6
Other	1,996	0.8	2,002	0.8

Total	$239,961	100.0	$236,893	100.0

The liability for the funded defined-benefit pension plans was $244 million at December 31, 2010. No contributions were made to the qualified pension plans during the six months ended June 30, 2011. Torchmark plans to contribute a range of $6 million to $12 million during the remainder of the year. Life insurance policies on the lives of plan participants have been established with an unaffiliated carrier for the Company’s supplemental retirement plan. Premiums for this coverage paid during both of the 2011 and 2010 periods were $1.7 million. During 2010, a Rabbi Trust was established to provide for the obligations under this supplemental retirement plan. The insurance policies, as well as an additional $21 million of cash, were placed in the Rabbi Trust. The cash was deposited with an unaffiliated trustee to be invested. A cash deposit of $5 million was added in the first quarter of 2011. The combined value of the insurance policies and investments was $40 million as of June 30, 2011, compared with $33 million at year end 2010. This plan is unqualified and therefore the value of the insurance policies and investments are not included in the chart above. The liability for the unqualified pension plan was $39 million at June 30, 2011 and $38 million at December 31, 2010.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments

Portfolio Composition:

A summary of fixed maturities and equity securities available for sale by cost or amortized cost and estimated fair value at June 30, 2011 is as follows:

PORTFOLIO COMPOSITION AS OF JUNE 30, 2011

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$79,535	$1,546	$(7)	$81,074	1%
States, municipalities, and political subdivisions	1,222,471	29,426	(18,647)	1,233,250	11
Foreign governments	22,598	795	0	23,393	0
Corporates	8,089,864	483,389	(134,224)	8,439,029	77
Collateralized debt obligations	58,448	0	(36,042)	22,406	0
Other asset-backed securities	43,308	3,103	(576)	45,835	0
Redeemable preferred stocks	1,203,096	26,787	(49,750)	1,180,133	11

Total fixed maturities	10,719,320	545,046	(239,246)	11,025,120	100%
Equity securities	14,875	2,401	(36)	17,240

Total fixed maturities and equity securities	$10,734,195	$547,447	$(239,282)	$11,042,360

*	At fair value

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

A schedule of fixed maturities by contractual maturity date at June 30, 2011 is shown below on an amortized cost basis and on a fair value basis. Actual maturity dates could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$84,403	$86,525
Due from one to five years	518,562	562,432
Due from five to ten years	662,323	717,943
Due from ten to twenty years	2,405,358	2,507,527
Due after twenty years	6,941,031	7,075,646
Mortgage-backed and asset-backed securities	107,643	75,047

	$10,719,320	$11,025,120

Selected information about sales of fixed maturities is as follows:

For the six months ended June 30,
	2011	2010
Proceeds from sales	$126,523	$101,152	*
Gross realized gains	11,084	4,833
Gross realized losses	(24,323)	(8,072)

*	Proceeds from sales including discontined assets were $103 million during the 2010 six months.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Fair Value Measurements:

The following table represents assets measured at fair value on a recurring basis:

FAIR VALUE MEASUREMENTS AT JUNE 30, 2011 USING:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed,and government-sponsored enterprises	$0	$81,074	$0	$81,074
States, municipalities, and political subdivisions	0	1,233,250	0	1,233,250
Foreign governments	0	23,393	0	23,393
Corporates	28,098	8,366,060	44,871	8,439,029
Collateralized debt obligations	0	0	22,406	22,406
Other asset-backed securities	0	37,792	8,043	45,835
Redeemable preferred stocks	259,793	920,340	0	1,180,133

Total fixed maturities	287,891	10,661,909	75,320	11,025,120
Equity securities	16,530	0	710	17,240

Total fixed maturities and equity securities	$304,421	$10,661,909	$76,030	$11,042,360

Percent of total	2.8%	96.5%	0.7%	100.0%

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

The great majority of fixed maturities are not actively traded and direct quotes are not generally available. Management therefore determines the fair values of these securities after consideration of data provided by third-party pricing services and independent broker/dealers. Over 99% of the fair value reported at June 30, 2011 was determined using data provided by third-party pricing services. Prices provided by third-party pricing services are not binding offers but are estimated exit values. They are based on observable market data inputs which can vary by security type. Such inputs include benchmark yields, available trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market data. Where possible, these prices were corroborated against other independent sources. When corroborated prices produce small variations, the close correlation indicates observable inputs, and the median value is used. When corroborated prices present greater variations, additional analysis is required to determine which value is the most appropriate. When only one price is available, it is used if based on observable inputs and analysis confirms that it is appropriate. All fair value measurements based on prices determined with observable market data are reported as Level 1 or Level 2 measurements.

When third-party vendor prices are not available, the Company attempts to obtain at least three quotes from broker/dealers for each security. When at least three quotes are obtained, and the standard deviation of such quotes is less than 3%, (suggesting that the independent quotes were likely derived using similar observable inputs), the Company uses the median quote and classifies the measurement as Level 2. At June 30, 2011, there were no assets valued as Level 2 in this manner with broker quotes.

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

As of June 30, 2011, fair value measurements classified as Level 3 represented less than 7 tenths of one percent of total fixed maturities and equity securities, compared with slightly less than 1% at December 31, 2010.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Other-Than-Temporary Impairments:

During the six month periods of 2011 and 2010, the Company determined that certain of its holdings in fixed maturities were other-than-temporarily impaired, resulting in writedowns on those securities. Writedowns for other-than-temporary impairment are included in realized investment losses. On a pretax basis, the 2011 writedown was on bonds with a carrying amount of $20 thousand ($13 thousand after tax). The 2010 writedown included the complete write off of a CDO with a carrying amount of $1.7 million ($1.1 million after tax).

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Unrealized Loss Analysis:

The following table discloses unrealized investment losses by class of investment at June 30, 2011. Torchmark considers these investments not to be other-than-temporarily impaired.

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES

At June 30, 2011

	Less than		Twelve Months
	Twelve Months		or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$26,235	$(7)	$27	$0	$26,262	$(7)
States, municipalities, and political subdivisions	309,918	(8,606)	72,062	(10,041)	381,980	(18,647)
Foreign governments	0	0	0	0	0	0
Corporates	1,303,384	(40,302)	684,590	(93,922)	1,987,974	(134,224)
Collateralized debt obligations	125	0	22,281	(36,042)	22,406	(36,042)
Other asset-backed securities	0	0	8,043	(576)	8,043	(576)
Redeemable preferred stocks	168,586	(2,277)	431,443	(47,473)	600,029	(49,750)

Total fixed maturities	1,808,248	(51,192)	1,218,446	(188,054)	3,026,694	(239,246)
Equity securities	314	(36)	0	0	314	(36)

Total fixed maturities and equity securities	$1,808,562	$(51,228)	$1,218,446	$(188,054)	$3,027,008	$(239,282)

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Additional information about investments in an unrealized loss position is as follows:

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (Cusip numbers) held:
As of June 30, 2011	168	106	274
As of December 31, 2010	234	133	367

Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,393 issues at June 30, 2011 and 1,430 issues at December 31, 2010. The weighted average quality rating of all unrealized loss positions as of June 30, 2011 was BBB+. Even though Torchmark’s fixed-maturity investments are available for sale, Torchmark’s management generally does not intend to sell and does not believe it will be required to sell any securities which are temporarily impaired until they mature due to the strong and stable cash flows generated by its insurance products.

Torchmark’s balances related to bifurcated credit loss positions included in other comprehensive income were $22 million at June 30, 2011 and December 31, 2010, with no change to this balance during any period presented.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Income Taxes

The effective income tax rate differed from the expected 35% rate as shown below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
Expected income taxes	$76,485	35.0	$63,252	35.0	$131,019	35.0	$124,171	35.0
Increase (reduction) in income taxes resulting from:
Tax-exempt investment income	(847)	(0.4)	(861)	(0.5)	(1,693)	(0.4)	(1,719)	(0.5)
Low-income housing investments	(5,060)	(2.3)	(1,701)	(0.9)	(10,118)	(2.7)	(3,403)	(0.9)
Other	(990)	(0.5)	182	0.1	60	—	484	0.1

Income tax expense	$69,588	31.8	$60,872	33.7	$119,268	31.9	$119,533	33.7

The effective income tax rate for the three and six month periods ended June 30, 2011 differed from the effective income tax rate for the same periods ended June 30, 2010 primarily as a result of the Company’s low-income housing tax credit investments.

Note F—Discontinued Operations

On December 31, 2010, Torchmark’s subsidiary, Liberty National Life Insurance Company (Liberty), sold its wholly-owned subsidiary, United Investors Life Insurance Company (United Investors), to an unaffiliated insurance carrier. United Investors markets primarily term and interest-sensitive life insurance, fixed annuities, and, prior to 2009, variable annuities. Consideration for the sale consisted of $343 million in cash at the closing, as well as final adjustment proceeds collected from the buyer of approximately $20 million during the first quarter of 2011. As a result of the sale, Torchmark’s consolidated financial statements are presented to reflect the operations of United Investors as discontinued operations for periods prior to the sale.

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

Torchmark provides coverage under the Medicare Part D prescription drug plan for Medicare beneficiaries. In accordance with GAAP, Part D premiums are recognized evenly throughout the year when they become due but benefit costs are recognized when the costs are incurred. Due to the design of the Part D product, premiums are evenly distributed throughout the year, but benefit costs are higher earlier in the year. As a result, under GAAP, benefit costs can exceed premiums in the first part of the year, but be less than premiums during the remainder of the year. In order to more closely match the benefit cost with the associated revenue for interim periods, Torchmark defers these excess benefits for segment reporting purposes. In addition, GAAP recognizes in each quarter a government risk-sharing premium adjustment consistent with the contract as if the quarter represented an entire contract period. These contract payments are based upon the experience of the full contract year, not the experience of interim periods. Therefore, these risk-sharing adjustments are removed in the segment analysis. For the entire year, Torchmark expects its benefit ratio to be in line with pricing and does not expect to receive any government risk-sharing premium. For the full year of 2010, the total premiums and benefits were the same under this alternative method as they were under GAAP and are expected to be so in 2011. The Company’s presentation results in the

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

underwriting margin percentage of each interim period reflecting the expected margin percentage for the full year.

An analysis of the adjustments for the difference in the interim results as presented for segment purposes and GAAP for Medicare Part D is as follows:

	Six months ended June 30,
	2011	2010
Benefit costs deferred	$17,903	$19,563
Government risk-sharing premium adjustment	(12,248)	(2,458)

Pre-tax addition to segment interim period income	$5,655	$17,105

After tax amount	$3,676	$11,118

The decline in this adjustment was due to the addition of a small deductible for enrollees newly implemented in the Company’s 2011 plan.

During the first quarter of 2011, Torchmark sold aviation equipment for a pretax loss of $979 thousand ($636 thousand after tax). Also in the first quarter of 2011, Torchmark accrued an estimated liability for a state administrative settlement involving issues arising over many years in the pretax amount of $6 million ($3.9 million after tax). The actual amount of the settlement could differ from the amount accrued. Management removes items such as these that are related to prior periods or are one-time non-operating sales transactions when analyzing its ongoing core results.

The following tables total the components of Torchmark’s operating segments and reconcile these operating results to its pretax income and each significant line item in its Consolidated Statements of Operations.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the six months ended June 30, 2011
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$864,230	$475,475	$298			$12,248	(1)	$1,352,251
Net investment income				$352,060		(7,309	)(2,5)	344,751
Other income					$1,240	(185	)(4)	1,055

Total revenue	864,230	475,475	298	352,060	1,240	4,754		1,698,057
Expenses:
Policy benefits	556,186	323,790	20,942			17,903	(1)	918,821
Required interest on net reserves	(226,155)	(18,245)	(27,705)	272,105				0
Amortization of acquisition costs	252,302	63,221	5,861	(106,844)				214,540
Commissions and premium tax	38,089	25,395	34			(185	)(4)	63,333
Insurance administrative expense (3)					77,909	6,979	(6,7)	84,888
Parent expense					4,811			4,811
Stock compensation expense					7,002			7,002
Interest expense				38,739		132	(2)	38,871

Total expenses	620,422	394,161	(868)	204,000	89,722	24,829		1,332,266

Subtotal	243,808	81,314	1,166	148,060	(88,482)	(20,075)		365,791
Nonoperating items						12,634	(1,6,7)	12,634
Amortization of low-income housing						7,441	(5)	7,441

Measure of segment profitability (pretax)	$243,808	$81,314	$1,166	$148,060	$(88,482)	$0		385,866

Deduct applicable income taxes								(128,139)

Segment profits after tax								257,727

Add back income taxes applicable to segment profitability	128,139
Add (deduct) realized investment gains (losses)	8,549
Deduct Part D adjustment (1)	(5,655)
Deduct amortization of low-income housing (5)	(7,441)
Deduct estimated state administrative settlement expense (6)	(6,000)
Deduct loss on sale of equipment (7)	(979)

Pretax income from continuing operations per Consolidated Statement of Operations	$374,340

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which match expected benefits with policy premium.
(2)	Reclassification of interest amount due to accounting rule requiring deconsolidation of Trust Preferred Securities. Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Amortization of low-income housing expense, considered a component of income tax expense in the segment analysis.
(6)	Estimated state administrative settlement expense.
(7)	Loss on sale of equipment.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the six months ended June 30, 2010
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$831,271	$506,494	$290			$2,458	(1)	$1,340,513
Net investment income				$337,591		132	(2)	337,723
Other income					$1,546	(468	)(4)	1,078

Total revenue	831,271	506,494	290	337,591	1,546	2,122		1,679,314
Expenses:
Policy benefits	540,040	343,299	20,209			19,563	(1)	923,111
Required interest on net reserves	(214,335)	(17,559)	(25,124)	257,018				0
Amortization of acquisition costs	244,501	69,017	4,433	(103,498)				214,453
Commissions and premium tax	36,109	27,831	48			(468	)(4)	63,520
Insurance administrative expense (3)					76,509			76,509
Parent expense					5,163			5,163
Stock compensation expense					6,294			6,294
Interest expense				37,617		132	(2)	37,749

Total expenses	606,315	422,588	(434)	191,137	87,966	19,227		1,326,799

Subtotal	224,956	83,906	724	146,454	(86,420)	(17,105)		352,515
Nonoperating items						17,105	(1)	17,105

Measure of segment profitability (pretax)	$224,956	$83,906	$724	$146,454	$(86,420)	$0		369,620

Deduct applicable income taxes								(124,729)

Segment profits after tax								244,891

Add back income taxes applicable to segment profitability	124,729
Add (deduct) realized investment gains (losses)	2,259
Deduct Part D adjustment (1)	(17,105)

Pretax income from continuing operations per Consolidated Statement of Operations	$354,774

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which match expected benefits with policy premium.
(2)	Reclassification of interest amount due to accounting rule requiring deconsolidation of Trust Preferred Securities). Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Six months ended		Increase
	June 30,		(Decrease)
	2011	2010	Amount	%
Life insurance	$243,808	$224,956	$18,852	8
Health insurance	81,314	83,906	(2,592)	(3)
Annuity	1,166	724	442
Other:
Other income	1,240	1,546	(306)	(20)
Administrative expense	(77,909)	(76,509)	(1,400)	2
Investment	148,060	146,454	1,606	1
Corporate and adjustments	(11,813)	(11,457)	(356)	3

Pretax total	385,866	369,620	16,246	4
Applicable taxes	(128,139)	(124,729)	(3,410)	3

After-tax total, before discontinued operations	257,727	244,891	12,836	5
Discontinued operations (after tax)	0	12,472	(12,472)

Total	257,727	257,363	364	0
Reconciling items, net of tax:
Realized gains (losses) - Investments	5,557	1,468	4,089
Realized gains (losses) - Discontinued operations	0	12	(12)
Loss on disposal of discontinued operations	(599)	0	(599)
Part D adjustment	(3,676)	(11,118)	7,442
Estimated state administrative settlement	(3,900)	0	(3,900)
Loss on sale of equipment	(636)	0	(636)

Net income	$254,473	$247,725	$6,748	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Discontinued Operations. As discussed in Note F – Discontinued Operations, we sold our subsidiary United Investors Life Insurance Company (United Investors) on December 31, 2010. Because of the sale, United Investors’ financial results prior to the sale are excluded from this discussion.

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

The tables in Note G—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the six-month periods ended June 30, 2011 and 2010. Additionally, a table in that note, Analysis of Profitability by Segment, provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles those measures to our net income. That summary represents our overall operations in the manner that management views the business, and is a basis of the following highlights discussion.

A discussion of operations by each segment follows later in this report. These discussions compare the first six months of 2011 with the same period of 2010, unless otherwise noted. The following discussions are presented in the manner we view our operations, as described in Note G—Business Segments.

Highlights, comparing the first six months of 2011 with the first six months of 2010. Net income per diluted share increased 11% to $2.20 from $1.99. Net income from continuing operations was $255 million in 2011, compared with $235 in the prior year period, an increase of 8%. On a per share basis, net income from continuing operations rose 17% to $2.21 from $1.89. Included in net income from continuing operations in 2011 were realized investment gains of $5.6 million after tax or $.05 per share, compared with 2010 after-tax realized gains of $1.5 million, or $.01 per share. Realized investment gains and losses are discussed more fully under the caption Realized Gains and Losses in this report. Earnings in 2011 were also negatively affected by two non-operating charges, a charge for a state administrative matter in the estimated after tax amount of $3.9 million ($.03 per share) and the loss on sale of aviation equipment of $636 thousand after tax ($.01 per share).

As explained in Note G—Business Segments, differences in our estimate of interim results for Medicare Part D as we view this product for segment purposes and GAAP financial statement purposes resulted in a $3.7 million after-tax charge to earnings in 2011 ($.03 per share) and a $11.1 million charge in 2010 ($.09 per share). We expect our 2011 full year benefit ratios to be approximately the same as those for interim periods, as was the case in 2010 and prior years. For this reason, there should be no differences in our segment versus financial statement reporting by year end 2011, as it relates to Medicare Part D.

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

Total premium income increased 1% to $1.4 billion. Total net sales declined 9% to $203 million, as a result of agent losses, the discontinuation of certain products, and other factors discussed in depth later in this report. First-year collected premium declined 10% to $165 million for the period.

Life insurance premium income grew 4% to $864 million. Life net sales declined 4% to $167 million, as each of our distribution units experienced declines. First-year collected life premium declined 1% to $123 million. However, life underwriting margins increased 8% to $244 million, primarily as a result of lower claims.

Health insurance premium income, excluding Medicare Part D premium, declined 6% to $377 million. Health net sales, excluding Part D, declined 16% to $27 million and first-year collected health premium, excluding Part D, decreased 23% to $28 million. These declines resulted primarily from the discontinuance of sales of certain health products.

Our Medicare Part D prescription drug business is a component of the health insurance segment. In the manner we view our Medicare Part D business as described in Note G—Business Segments, policyholder premium was $98 million in 2011 compared with $105 million in 2010, a decline of 7%. Underwriting income rose 2% to $10 million.

Excess investment income per diluted share increased 8% to $1.28, while excess investment income rose 1% to $148 million. Net investment income rose $14 million, or 4%. Our average investment portfolio at amortized cost grew 5%. The average effective yield on the fixed-maturity portfolio, which represents 96% of our investments, was 6.59% in the 2011 period, compared with 6.77% in the prior period. Excess investment income did not increase at the same rate as net investment income because of the $12 million or 8% increase in required interest on net insurance policy liabilities, exceeding the increase in net investment income. Financing costs also rose 3% in the period from $38 million to $39 million.

In the first six months of 2011, we invested new money in our fixed-maturity portfolio at an effective annual yield on new investments of 5.84%, compared with 6.07% in the same period of 2010. Our average fixed maturity portfolio yield was 6.55% (as of June 30, 2011) and had an average rating of A-. Over 93% of the portfolio at amortized cost was investment grade at June 30, 2011. Cash and short-term investments were $111 million at that date, compared with $582 million at December 31, 2010, as cash flow was generally either invested during the 2011 period or was used to buy Torchmark stock.

The unrealized gain position in our fixed-maturity portfolio improved from a net unrealized gain of $108 million at year end 2010 to a net gain position of $306 million at June 30, 2011, as a result of the sale of below-investment-grade bonds and improved financial markets. The fixed-maturity portfolio contains no commercial mortgage-backed securities or securities backed by subprime or Alt-A mortgages (loans for which some of the typical documentation was not provided by the borrower). We are not a party to any counterparty risk, with no credit default swaps or other derivative contracts. We do not engage in securities lending, and have no direct exposure to European sovereign debt.

We have an on-going share repurchase program which began in 1986 and was reaffirmed by the Board of Directors at their April, 2011 meeting. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. These purchases are made with excess cash flow. Share purchases are also made with the proceeds from option exercises by current and former employees, in order to reduce dilution. The following chart summarizes share purchases for the six-month periods ended June 30, 2011 and 2010.

ANALYSIS OF SHARE PURCHASES

(Amounts in thousands)

	For the six months ending June 30,
	2011			2010
	Shares*	Amount	Average Price*	Shares*	Amount	Average Price*
Purchases with:
Excess cash flow	13,989	$602,247	$43.05	2,158	$74,823	$34.67
Option exercise proceeds	1,436	62,097	43.25	59	2,067	34.89

Total	15,425	$664,344	$43.07	2,217	$76,890	$34.68

*	All share and per share amounts have been adjusted to reflect the 50% stock split

Throughout the remainder of this discussion, share purchases will only refer to those made from excess cash flow.

A detailed discussion of our operations by component segment follows.

Life insurance, comparing the first six months of 2011 with the first six months of 2010. Life insurance is our predominant segment, representing 64% of premium income and 75% of insurance underwriting margin in the first six months of 2011. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the investment segment. Life insurance premium income increased 4% to $864 million. We have completed the combination of selected offices of our United American (UA) Exclusive Agency offices with the Liberty National Exclusive Agency. For this reason, all data will be reported on a combined basis in this report. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase
	2011		2010		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$302,232	35	$286,754	34	$15,478	5
American Income Exclusive Agency	297,008	34	274,570	33	22,438	8
Liberty National Exclusive Agency	145,669	17	148,351	18	(2,682)	(2)
Other Agencies	119,321	14	121,596	15	(2,275)	(2)

Total Life Premium	$864,230	100	$831,271	100	$32,959	4

Net sales, defined earlier in this report as an indicator of new business production, declined 4% to $167 million. While all four of our distribution groups experienced declines over the prior year six months, second quarter 2011 sales of $86 million rose 5% over first quarter 2011 sales. An analysis of life net sales by distribution group is presented below.

Life Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase
	2011		2010		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$72,907	44	$74,322	43	$(1,415)	(2)
American Income Exclusive Agency	69,025	41	71,170	41	(2,145)	(3)
Liberty National Exclusive Agency	19,215	12	22,589	13	(3,374)	(15)
Other Agencies	5,482	3	5,828	3	(346)	(6)

Total Life Net Sales	$166,629	100	$173,909	100	$(7,280)	(4)

First-year collected life premium, defined earlier in this report, was $123 million in the 2011 period, declining 1%. First-year collected life premium by distribution group is presented in the table below.

Life Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase
	2011		2010		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Direct Response	$46,338	38	$46,401	37	$(63)	0
American Income Exclusive Agency	55,541	45	55,196	44	345	1
Liberty National Exclusive Agency	16,428	13	17,925	15	(1,497)	(8)
Other Agencies	4,822	4	5,296	4	(474)	(9)

Total	$123,129	100	$124,818	100	$(1,689)	(1)

The Direct Response operation consists of two primary components: insert media and direct mail. Insert media, which targets primarily the adult market, involves placing insurance solicitations as inserts into a variety of media, such as coupon packets, newspapers, bank statements, and billings. Direct mail targets primarily young middle-income households with children. The juvenile life insurance policy is a key product. Not only is the juvenile market an important source of sales, but it also is a vehicle to reach the parents and grandparents of the juvenile policyholders, who are more likely to respond favorably to a Direct Response solicitation for life coverage on themselves than is the general adult population. Also, both the juvenile policyholders and their parents are low acquisition-cost targets for sales of additional coverage over time.

Direct Response’s life premium income rose 5% to $302 million, representing 35% of Torchmark’s total life premium, the largest contribution to life premium of any distribution system. Net sales for this group of $73 million declined 2%, however. First-year collected premium of $46 million was flat with the prior year period.

The American Income Exclusive Agency markets primarily to members of labor unions, but also to credit unions and other associations. This agency produced premium income of $297 million, an increase of 8%. American Income is Torchmark’s fastest growing life insurance agency on the basis of premium growth. However, net sales declined 3% to $69 million, while first-year collected premium rose 1% to $56 million. Growth in sales in our captive agencies is highly dependent on growing the size of the agency force. The American Income agent count was 4,332 at June 30, 2011, a 3% increase from a year earlier (4,200), but an 11% increase over the count at December 31, 2010 (3,912). The American Income Agency continues to emphasize the recruiting and retention of new agents, focusing on an incentive program to reward growth in both recruiting and production.

The Liberty National Exclusive Agency markets primarily low-face-amount life insurance and supplemental health insurance. Life premium income for this agency was $146 million in the 2011 period, a 2% decline compared with $148 million in the 2010 period. First-year collected premium declined 8% to $16 million.

Net sales for this Agency declined 15% to $19 million. The Liberty Agency had 1,792 producing agents at June 30, 2011, compared with 2,252 a year earlier, a decline of 20%. The decrease in agent count is due to a number of factors, one of which was the closing of several offices which had poor production. The decrease was also a result of certain agent compensation issues which resulted in the departure of a number of the less productive agents. While these modifications caused a loss of agents, they resulted in improved first-year persistency and margins.

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

The Other Agencies distribution systems offering life insurance include the Military Agency, the UA Independent Agency (which predominantly writes health insurance), and various smaller distribution channels. The Other Agencies distribution group contributed $119 million of life premium income, or 14% of Torchmark’s total in the 2011 period, but contributed only 3% of net sales.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Six months ended June 30,
	2011		2010		Increase
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$864,230	100	$831,271	100	$32,959	4
Net policy obligations	330,031	38	325,705	39	4,326	1
Commissions and acquisition expense	290,391	34	280,610	34	9,781	3

Insurance underwriting income before other income and administrative expense	$243,808	28	$224,956	27	$18,852	8

Life insurance underwriting income before insurance administrative expense was $244 million, increasing 8%. This growth in underwriting income was caused primarily by premium growth but also by improved mortality. As a percentage of premium, underwriting income rose from 27% to 28% in 2011. This increase was primarily a result of the improved policy obligation ratios, particularly in the Liberty and Military Agencies.

In 2011, we implemented several initiatives designed to further improve life insurance lapse ratios. Based on initial results, we expect this program to increase conservation of life in-force premium.

Health insurance, comparing the first six months of 2011 with the first six months of 2010. Health premium accounted for 36% of our total premium in the 2011 period, while the health underwriting margin accounted for 25% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. Health insurance sold by Torchmark includes primarily Medicare Supplement and Medicare Part D prescription drug coverage to enrollees in the federal Medicare program, along with limited-benefit cancer and accident coverage. All health coverage plans other than Medicare Supplement and Medicare Part D are classified here as limited-benefit plans. Medicare Part D business is shown as a separate health component and will be discussed separately in the analysis of the health segment.

As explained in Note G—Business Segments, management does not view the government risk-sharing premium for Medicare Part D as a component of premium income. Excluding this risk-sharing premium, health insurance premium for the 2011 period was $475 million, declining 6%. A reconciliation between segment reporting for Medicare Part D and GAAP is presented in the chart in Note G—Business Segments, and those differences are fully discussed in that note.

The table below is an analysis of our health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase
	2011		2010		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$20,014		$25,633		$(5,619)	(22)
Medicare Supplement	137,733		136,797		936	1

	157,747	42	162,430	40	(4,683)	(3)
Liberty National Exclusive Agency
Limited-benefit plans	91,044		105,143		(14,099)	(13)
Medicare Supplement	60,262		67,750		(7,488)	(11)

	151,306	40	172,893	43	(21,587)	(12)
American Income Exclusive Agency
Limited-benefit plans	38,876		38,412		464	1
Medicare Supplement	415		472		(57)	(12)

	39,291	10	38,884	10	407	1
Direct Response
Limited-benefit plans	199		212		(13)	(6)
Medicare Supplement	28,622		26,854		1,768	7

	28,821	8	27,066	7	1,755	6
Total Health Premium (Before Part D)
Limited-benefit plans	150,133	40	169,400	42	(19,267)	(11)
Medicare Supplement	227,032	60	231,873	58	(4,841)	(2)

Total (Before Part D)	377,165	100	401,273	100	(24,108)	(6)

Medicare Part D*	98,310		105,221		(6,911)	(7)

Total Health Premium*	$475,475		$506,494		$(31,019)	(6)

*	Total Medicare Part D premium and health premium exclude the risk-sharing premiums of $12.2 million in 2011 and $2.5 million in 2010 receivable from the Centers for Medicare and Medicaid Services consistent with the Medicare Part D contract. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.

Presented below is a table of health net sales by distribution method.

Health Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2011		2010
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$538		$3,388		$(2,850)	(84)
Medicare Supplement	11,291		10,608		683	6

	11,829	44	13,996	44	(2,167)	(15)
Liberty National Exclusive Agency
Limited-benefit plans	6,206		5,283		923	17
Medicare Supplement	933		2,208		(1,275)	(58)

	7,139	26	7,491	23	(352)	(5)
American Income Exclusive Agency
Limited-benefit plans	5,084		7,090		(2,006)	(28)
Medicare Supplement	0		0		0	0

	5,084	19	7,090	22	(2,006)	(28)
Direct Response
Limited-benefit plans	694		514		180	35
Medicare Supplement	2,332		2,984		(652)	(22)

	3,026	11	3,498	11	(472)	(13)
Total Net Sales (Before Part D)
Limited-benefit plans	12,522	46	16,275	51	(3,753)	(23)
Medicare Supplement	14,556	54	15,800	49	(1,244)	(8)

Total (Before Part D)	27,078	100	32,075	100	(4,997)	(16)

Medicare Part D*	9,677		18,040		(8,363)	(46)

Total Net Sales *	$36,755		$50,115		$(13,360)	(27)

*	Net sales for Medicare Part D represents only new first-time enrollees.

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase (Decrease)
	2011		2010
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$1,074		$3,403		$(2,329)	(68)
Medicare Supplement	13,098		13,099		(1)	0

	14,172	50	16,502	45	(2,330)	(14)
Liberty National Exclusive Agency
Limited-benefit plans	4,579		7,208		(2,629)	(36)
Medicare Supplement	1,235		1,891		(656)	(35)

	5,814	20	9,099	25	(3,285)	(36)
American Income Exclusive Agency
Limited-benefit plans	5,827		6,744		(917)	(14)
Medicare Supplement	0		0		0	0

	5,827	21	6,744	18	(917)	(14)
Direct Response
Limited-benefit plans	230		258		(28)	(11)
Medicare Supplement	2,391		4,101		(1,710)	(42)

	2,621	9	4,359	12	(1,738)	(40)
Total First-Year Collected Premium (Before Part D)
Limited-benefit plans	11,710	41	17,613	48	(5,903)	(34)
Medicare Supplement	16,724	59	19,091	52	(2,367)	(12)

Total (Before Part D)	28,434	100	36,704	100	(8,270)	(23)

Medicare Part D*	13,903		23,232		(9,329)	(40)

Total First-Year Collected Premium*	$42,337		$59,936		$(17,599)	(29)

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

Health insurance, excluding Medicare Part D. As noted under the caption Life Insurance, we have emphasized life insurance sales relative to health, due to life’s superior profitability and its greater contribution to excess investment income. With regard to health insurance, agent turnover has increased due to the Company’s decision to deemphasize the marketing of certain limited-benefit products. Declines in these agent counts have resulted in lower net sales, which in turn have pressured premium growth. Health premium, excluding Part D premium, fell 6% to $377 million in the 2011 period. Medicare Supplement premium declined 2% to $227 million, while other limited-benefit health premium dropped 11% to $150 million. Medicare Supplement provides Torchmark with the greatest amount of health premium, representing 60% of non-Part D health premium for the 2011 period, compared with 58% a year earlier.

Health net sales excluding Part D declined 16% to $27 million. Medicare Supplement net sales declined 8% to $15 million in the 2011 period. Limited-benefit net sales declined 23% to $13 million. The decline in limited-benefit health net sales was due in part to our discontinuance of the sale of a number of these products affected by healthcare reform. Health first-year collected premium declined 23%.

The UA Independent Agency consists of independent agencies appointed with Torchmark who may also sell for other companies. The UA Independent Agency was Torchmark’s largest health agency in terms of non-Part D premium income and net sales. Premium income was $158 million, representing 42% of Torchmark’s total non-Part D health premium. Net sales were $12 million, representing 44% of Torchmark’s non-Part D health sales. This agency is also Torchmark’s largest producer of Medicare Supplement insurance, with Medicare Supplement premium of $138 million. This Agency represents approximately 61% of all Torchmark Medicare Supplement premium and 78% of Medicare Supplement net sales. Net sales of Medicare Supplement products rose 6% in 2011 to $11 million. However, total health premium for this Agency declined 3% from the prior year as a result of the decline in limited-benefit plan premium.

The Liberty National Exclusive Agency markets Medicare Supplements and limited-benefit health products including cancer insurance. This Agency represented 40% of Torchmark’s non-Part D income health premium at $151 million in the 2011 six months. Net sales in this Agency declined 5% in the 2011 six months, but rose 10% in the second quarter of 2011 compared with the second quarter of 2010 and 40% over the first quarter of 2011. Second quarter 2011 increases in net sales were due in large part to sales of a new cancer insurance product.

Discussed under the Life Insurance caption, we noted the 20% decline in agent counts at Liberty over the prior twelve months. A primary factor in those declines was the discontinuance of the sales of certain health products after September, 2010. These declines in agent counts have had a negative effect on premium income and first-year collected premium. In the 2011 period, health premium income in the Liberty Agency declined 12% from the prior year premium of $173 million. First-year collected premium declined 36% to $6 million.

Other agencies. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 18% of health premium excluding Part D in the 2011 period and 17% in the same period of 2010. The American Income Exclusive Agency markets a variety of limited-benefit plans, primarily accident. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response is also involved in marketing Medicare Part D. On a combined basis, the health net sales of these agencies declined 23%, from $11 million in 2010 to $8 million in 2011. The Medicare Supplements sold by Direct Response are generally group products and are expected to fluctuate from period to period.

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

Medicare Part D premium was $98 million in 2011, compared with $105 million in 2010, after removal of the risk-sharing adjustment in both periods. This represents a decline in premium of 7%. Medicare Part D underwriting results are presented in the following chart. The adjustments which reconcile Part D results in accordance with our health segment analysis to Part D GAAP results are presented in the charts in Note G—Business Segments.

Medicare Part D

Summary of Medicare Part D Results

(Dollar amounts in thousands)

	Six months ended June 30,
	2011		2010
	Per Segment Analysis	GAAP	Per Segment Analysis	GAAP
Insurance underwriting income before other income and administrative expense	$10,431	$4,776	$10,206	$(6,899)

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

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Six months ended June 30, 2011
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$377,165	100	$98,310	100	$475,475	100
Net policy obligations	223,006	59	82,539	84	305,545	64
Commissions and acquisition expense	83,276	22	5,340	5	88,616	19

Insurance underwriting income before other income and administrative expense	$70,883	19	$10,431	11	$81,314	17

	Six months ended June 30, 2010
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$401,273	100	$105,221	100	$506,494	100
Net policy obligations	236,825	59	88,915	84	325,740	64
Commissions and acquisition expense	90,748	23	6,100	6	96,848	19

Insurance underwriting income before other income and administrative expense	$73,700	18	$10,206	10	$83,906	17

*	Health other than Medicare Part D.

Underwriting income for health insurance declined 3% or $3 million to $81 million, largely as a result of the 6% decline in health premium. As a percentage of health premium, underwriting margins were stable at 17%. However, excluding Part D, health underwriting margins rose 1% to 19% in 2011, as our more persistent Medicare Supplement business has become a greater proportion of our health insurance in force when compared with our limited-benefit product.

Annuities. Annuities represent an insignificant part of our business. As described in Note F—Discontinued Operations, we sold our subsidiary United Investors, which prior to the sale was our carrier of variable annuities and a primary carrier of fixed annuities. As a result of the sale, we disposed of 37% of our annuity deposit balances at December 31, 2010, including all variable annuities. For this reason, annuities are not expected to be a significant portion of our marketing strategy going forward.

Operating expenses, comparing the first six months of 2011 with the first six months of 2010. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Six months ended June 30,
	2011		2010
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$36,844	2.7	$35,476	2.6
Other employee costs	15,072	1.1	18,392	1.4
Other administrative costs	20,202	1.5	19,479	1.5
Legal expense - insurance	4,544	0.4	1,977	0.1
Medicare Part D direct administrative expense	1,247	0.1	1,185	0.1

Total insurance administrative expenses	77,909	5.8	76,509	5.7

Parent company expense	4,811		5,163
Stock compensation expense	7,002		6,294
Estimated state administrative settlement	6,000		0
Loss on sale of equipment	979		0

Total operating expenses, per Consolidated Statements of Operations	$96,701		$87,966

Insurance administrative expenses:
Increase (decrease) over prior year	1.8%		(0.8)%
Total operating expenses:
Increase (decrease) over prior year	9.9%		1.2%

Insurance administrative expenses increased 2% when compared with the prior year period, primarily as a result of $3 million in increased litigation costs, net of recoveries, and a $1 million increase in salary expense. These increases were offset somewhat by a decline in other employee costs, as employee health costs were greater in 2010 than in 2011. Total operating expense rose 10% in 2011 primarily because of two non-recurring items. There was a charge during the period relating to a state administrative issue concerning events occurring over a period of many prior years in the pre-tax amount of $6 million. The Company does not consider items related to prior periods in its evaluation of current operating results. In addition, the Company sold aviation equipment at a loss of $979 thousand. Sales of such equipment are infrequent and are not considered part of Torchmark’s ongoing insurance operations.

Investments (excess investment income), comparing the first six months of 2011 with the first six months of 2010. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note G—Business Segments in the Notes to the Consolidated Financial Statements. It is defined as net investment income less the interest credited to net policy liabilities and the interest cost associated with capital funding or “financing costs.” We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $4.8 billion of cash flow to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted share.

Excess Investment Income

(Dollar amounts in thousands)

	Six months ended June 30,		Increase (Decrease)
	2011	2010	Amount	%
Net investment income *	$352,060	$337,591	$14,469	4
Required interest on net insurance policy liabilities	(165,261)	(153,520)	(11,741)	8
Financing costs:
Interest on funded debt	(36,211)	(36,438)	227	(1)
Interest on short-term debt	(2,528)	(1,179)	(1,349)	114

Total financing costs	(38,739)	(37,617)	(1,122)	3

Excess investment income	$148,060	$146,454	$1,606	1

Excess investment income per diluted share	$1.28	$1.18	$0.10	8

Mean invested assets (at amortized cost)	$11,257,141	$10,686,552	$570,589	5
Average net insurance policy liabilities **	6,021,075	5,638,678	382,397	7
Average debt and preferred securities (at amortized cost)	1,097,299	1,119,775	(22,476)	(2)

*	Net investment income per Torchmark’s segment analysis does not agree with Net investment income per the Consolidated Statements of Operations because management views the amortization of certain tax-advantaged low-income housing interests as an adjustment to increase tax expense while GAAP requires that it reduce net investment income, as presented in the Reconciliation in Note G—Business Segments. Additionally, management views our Trust Preferred Securities as consolidated debt, as also presented in Note G.
**	Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

As shown in the above table, excess investment income for the 2011 period increased $2 million or 1% to $148 million. The 8% per-share increase exceeded the 1% growth in excess investment income as a result of share purchases over the past 12 months. The 4% growth in net investment income correlated with the 5% growth in average invested assets (at amortized cost) year over year. Even though yields in the fixed-maturity portfolio were lower in the 2011 six months, we held significantly more lower-yielding short-term securities in 2010.

Partially offsetting the increase in net investment income, required interest on net insurance policy liabilities increased $12 million or 8% to $165 million. The increase in required interest is slightly above the 7% change in average net interest-bearing insurance policy liabilities.

Financing costs rose 3% to $39 million, primarily due to an increase in interest on short-term debt. Short-term interest expense rose $1.3 million, primarily as a result of an increase in fees related to our bank line and letters of credit. More information concerning short-term debt can be found in the Liquidity section of this report under the caption Short-term borrowings.

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

Investments (acquisitions), comparing the first six months of 2011 with the first six months of 2010. Torchmark’s investment policy calls for investing almost exclusively in fixed maturities that are investment grade and meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows are generally stable and predictable. If such longer-term securities do not meet our quality and yield objectives, new money is invested in shorter-term fixed maturities.

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

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the six months ended June 30,
	2011	2010
Cost of acquisitions:
Investment-grade corporate securities	$684	$847
Taxable municipals	11	76
Other	2	29

Total fixed-maturity acquisitions	$697	$952

Effective annual yield *	5.84%	6.07%
Average life, in years to:
Next call	26.9	23.8
Maturity	27.8	25.5
Average rating	A-	A-

*	One-year compounded yield on a tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

During the first six months of 2011, we acquired $697 million of fixed maturities with an average effective yield of 5.84% and an average rating of A-. This compares with $952 million of fixed maturities with an average yield of 6.07% and an average rating of A- acquired during the same period of 2010. We acquired primarily corporate bonds in both periods, with securities spanning a diversified range of issuers, industry sectors, and geographical regions. All of these securities were investment grade.

Investments (portfolio composition). The composition of the investment portfolio at book value on June 30, 2011 was as follows:

Invested Assets At June 30, 2011

(Dollar amounts in millions)

	Amount	% of Total
Fixed maturities(at amortized cost)	$10,719	96.0
Equities (at cost)	15	0.1
Mortgage loans	1	0.0
Investment real estate	2	0.0
Policy loans	387	3.5
Other long-term investments	25	0.2
Short-term investments	20	0.2

Total	$11,169	100.0

Approximately 96% of our investments at book value are in a diversified fixed-maturity portfolio. Policy loans, which are secured by policy cash values, make up an additional 3%. The remaining balance is comprised of other investments including equity securities, mortgage loans, and other long-term investments. Because fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities.

Fixed Maturities.The following table summarizes certain information about our fixed-maturity portfolio by component at June 30, 2011.

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or	Gross	Gross		% of Total Fixed Maturities
	Amortized	Unrealized	Unrealized	Fair Value	at Amortized Cost	at Fair Value
	Cost	Gains	Losses
Corporates	$8,090	$483	$(134)	$8,439	76	77
Redeemable preferred stock	1,203	27	(50)	1,180	11	11
Municipals	1,222	29	(18)	1,233	11	11
Government-sponsored enterprises	60	0	0	60	1	1
Governments & agencies	37	1	0	38	0	0
Residential mortgage-backed*	15	2	0	17	0	0
Collateralized debt obligations	58	0	(36)	22	1	0
Other asset-backed securities	34	3	(1)	36	0	0

Total fixed maturities	$10,719	$545	$(239)	$11,025	100	100

*	Includes GNMA’s

At June 30, 2011, fixed maturities had a fair value of $11.0 billion, compared with $10.5 billion at December 31, 2010.The net unrealized gain position in the fixed-maturity portfolio improved from a net gain of $108 million at December 31, 2010 to a net gain of $306 million at June 30, 2011, due to a tightening in credit spreads.

Investments in fixed-maturity securities are diversified over a wide range of industry sectors. The following table summarizes certain information about our fixed-maturity portfolio by sector at June 30, 2011:

Fixed Maturities by Sector

(Dollar amounts in millions)

	Cost or	Gross	Gross		% of Total Fixed Maturities
	Amortized	Unrealized	Unrealized	Fair Value	Amortized Cost	Fair Value
	Cost	Gains	Losses
Financial - Life/Health/PC Insurance	$1,791	$63	$(66)	$1,788	17%	16%
Financial - Bank	1,352	38	(40)	1,350	13	13
Financial - Financial Guarantor	16	0	(1)	15	0	0
Financial - Insurance Broker	47	1	0	48	0	0
Financial - Other	446	25	(13)	458	4	4

Subtotal Financial	3,652	127	(120)	3,659	34	33
Utilities	1,666	113	(14)	1,765	16	16
Government (US, municipal, and foreign)	1,319	31	(19)	1,331	12	12
Mortgage-backed Securities	15	2	0	17	0	0
Energy	1,129	69	(7)	1,191	10	11
Consumer, Non-cyclical	518	43	(5)	556	5	5
Consumer, Cyclical	335	16	(8)	343	3	3
Communications	460	35	(11)	484	4	5
Basic Materials	735	51	(5)	781	7	7
Transportation	341	25	(2)	364	3	3
Other Industrials	491	33	(12)	512	5	5
Collateralized debt obligations	58	0	(36)	22	1	0

Total fixed maturities	$10,719	$545	$(239)	$11,025	100%	100%

At June 30, 2011, approximately 50% of the fixed-maturity assets at amortized cost (49% at fair value) were in the financial and utility sectors. The balance of the portfolio is spread among 263 issuers in a wide variety of sectors.

At June 30, 2011, our net unrealized gain of $306 million consisted of gross unrealized gains of $545 million offset by $239 million of unrealized losses. This compares with a net unrealized gain of $108 million at December 31, 2010, consisting of a gross unrealized gain of $476 million and gross loss of $368 million. The financial sector had a net unrealized gain of $7 million at June 30, 2011, compared with a loss of $115 million at December 31, 2010. We expect our investment in temporarily impaired securities to be fully recoverable.

An analysis of the fixed-maturity portfolio at June 30, 2011 by a composite rating is shown in the table below. The composite rating for each security is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average.

Fixed Maturities by Rating

(Dollar amounts in millions)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$527	5	$533	5
AA	1,231	11	1,266	11
A	2,954	28	3,135	28
BBB+	2,171	20	2,265	21
BBB	2,149	20	2,231	20
BBB-	966	9	984	9

Investment grade	9,998	93	10,414	94
Below investment grade:
BB	426	5	396	4
B	148	1	123	1
Below B	147	1	92	1

Below investment grade	721	7	611	6

	$10,719	100	$11,025	100

Of the $10.7 billion of fixed maturities at June 30, 2011, $10.0 billion or 93% at amortized cost were investment grade with an average rating of A-. Below- investment -grade bonds were $721 million with an average rating of B+ and were 7% of fixed maturities, compared with 8% at the end of 2010. However, below-investment-grade bonds were only 20% of our shareholders’ equity as of June 30, 2011. Overall, the total portfolio was rated A- based on amortized cost, compared with BBB+ at the end of 2010. Our investment policy is to acquire only investment-grade obligations. Thus, any increases in below-investment-grade issues are a result of ratings downgrades of existing holdings. Our investment portfolio contains no commercial mortgage-backed securities or securities backed by sub-prime or Alt-A mortgages. We have no direct investments in residential mortgages, nor do we have any counterparty risks as we are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending. There are no off-balance sheet investments, as all investments are reported on our Consolidated Balance Sheets.

An analysis of the changes in our portfolio of below-investment-grade bonds at amortized cost during the first six months of 2011 is as follows:

(Dollar amounts in millions)

Balance as of December 31, 2010	$862
Downgrades by rating agencies	59
Upgrades by rating agencies	(60)
Disposals	(140)

Balance as of June 30, 2011	$721

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At June 30, 2011	At December 31, 2010	At June 30, 2010
Average annual effective yield (1)	6.55%	6.63%	6.72%
Average life, in years, to:
Next call (2)	17.2	16.6	16.1
Maturity (2)	22.4	22.3	22.2
Effective duration to:
Next call (2), (3)	9.3	9.0	8.9
Maturity (2), (3)	11.2	10.9	10.8

(1)	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
(2)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways:(a) based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and (b) based on the maturity date of all bonds, whether callable or not.
(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Realized Gains and Losses, comparing the first six months of 2011 with the first six months of 2010. As discussed in Note G—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity for reasons generally beyond the control of management, resulting in realized gains or losses. For this reason, management removes the effects of such gains and losses when evaluating its overall core operating results.

The following table summarizes our tax-effected realized gains (losses) by component. As described in Note D—Investments, under the caption Other-Than-Temporary Impairments, we wrote certain securities down to fair value during 2011 and 2010 because we determined they were other-than-temporarily impaired.

Analysis of Realized Gains (Losses), Net of Tax

(Dollar amounts in thousands, except for per share data)

	Six months ended June 30,
	2011		2010
	Amount	Per Share	Amount	Per Share
Fixed maturities and equities:
Investment sales	$(8,606)	$(0.07)	$(2,104)	$(0.02)
Investments called or tendered	14,189	0.12	5,484	0.05
Writedowns *	(13)	0.00	(1,113)	(0.01)
Loss on extinguishment of debt	0	0.00	(1,070)	(0.01)
Other	(13)	0.00	271	0.00

Total	$5,557	$0.05	$1,468	$0.01

*	Written down due to other-than-temporary impairment.

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

Parent Company liquidity. An important source of Parent Company liquidity is the dividends from the insurance subsidiaries noted above. These dividends are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent. In the first six months of 2011, the Parent Company received $549 million of dividends and transfers from the life insurance subsidiaries, including $305 million available from the proceeds from the sale of United Investors. For the full year 2011, dividends and transfers from the life insurance subsidiaries are expected to total approximately $768 million.

Additional sources of liquidity for the Parent Company are cash, intercompany receivables, and a credit facility. At June 30, 2011, the Parent Company had $87 million of invested cash and net intercompany receivables. The credit facility is discussed below under the caption “Short-term borrowings.”

Short-term borrowings. We have a credit facility that is in place with a group of lenders which allows for unsecured borrowings and stand-by letters of credit up to $600 million. The facility may be expanded by $200 million if certain conditions are met. Up to $250 million in letters of credit can be issued against the facility. The facility is further designated as a back-up credit line for a commercial paper program under which we may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest is charged at variable rates. The facility has no ratings-based acceleration triggers which would require early repayment. The facility terminates on January 7, 2015. In accordance with the agreement, we are subject to certain covenants regarding capitalization and interest coverage with which we were in full compliance at June 30, 2011.

The following table presents certain information about our short-term borrowings, all of which was commercial paper at June 30, 2011 and December 31, 2010.

Short-term Borrowings - Commercial Paper

(Dollar amounts in millions)

	For the Six months ended June 30,		At June 30, 2011	At December 31, 2010
	2011	2010
At end of period:
Balance			$200	$199
Annualized interest rate			.36%	.45%
Letters of credit outstanding	N/A	N/A	$198	$198
Remaining amount available under credit line			$202	$203
Average balance outstanding during period:
Balance	$184	$202
Daily-weighted average interest rate*	.35%	.42%	N/A	N/A
Maximum daily amount outstanding during period	$245	$235

*	Annualized

There have been no difficulties in accessing the commercial paper market under this facility during the six-month periods ending June 30, 2011 and 2010.

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

Consolidated liquidity. Consolidated net cash inflows from operations were $453 million in the first six months of 2011, compared with $475 million in the same period of 2010. In addition to cash inflows from operations, our companies have received $161 million in investment calls and tenders and $140 million in scheduled maturities or repayments during the 2011 period. As previously noted under the caption Short-term borrowings, we have in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short term investments were $111 million at June 30, 2011, compared with $582 million at December 31, 2010 and $274 million at the end of June, 2010. In addition to these liquid assets, the entire $11.0 billion (fair value at June 30, 2011) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all of our fixed-income and equity securities are publicly traded. We generally expect to hold fixed-income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, investment maturities, and credit line availability make any need to sell securities for liquidity unlikely.

Capital Resources. Our insurance subsidiaries maintain capital at a level adequate to support their current operations and meet the requirements of the regulatory authorities and the rating agencies. Our insurance subsidiaries generally target a capital ratio of around 325% of company action level required capital under Risk-Based Capital (RBC), a measure established by insurance regulatory authorities to monitor the adequacy of capital. Company action level is a level of capital that is calculated using formulas established by the National Association of Insurance Commissioners. The 325% target is considered sufficient because of the insurance companies’ strong reliable cash flows, the relatively low risk of their product mix, and because that ratio exceeds regulatory requirements and is in line with rating agency expectations for Torchmark. As of December 31, 2010, our insurance subsidiaries had a consolidated RBC ratio of 421%. In the event of a decline in the RBC ratios of the insurance companies due to ratings downgrades in the investment portfolios, impairments, or other circumstances, we have available cash on hand and credit availability at the Parent Company to make additional contributions as necessary to maintain the ratio at or above 325%.

On a consolidated basis, Torchmark’s capital structure consists of short-term debt (comprised of the commercial paper outstanding discussed above), long-term funded debt, and shareholders’ equity. The outstanding long-term debt at book value, including our Junior Subordinated Debentures, was $914 million at June 30, 2011, compared with $913 million at December 31, 2010. An analysis of long-term debt issues outstanding is as follows at June 30, 2011.

Long Term Debt at March 31, 2011

(Dollar amounts in millions)

Instrument	Year Due	Interst Rate	Par Value	Book Value	Fair Value
Notes	2013	7 3/8%	$94.1	$93.8	$104.0
Senior Notes	2016	6 3/8	250.0	247.7	282.9
Senior Notes	2019	9 1/4	292.6	289.5	379.9
Notes	2023	7 7/8	165.6	163.3	185.1
Issue expenses (1)				(4.2)

Total long-term debt			802.3	790.1	951.9
Junior Subordinated Debentures (2)	2046	7.1	123.7	123.7	121.8	(3)

Total			$926.0	$913.8	$1,073.7

(1)	Unamortized issue expenses related to Torchmark’s Trust Preferred Securities.
(2)	Included in “Due to Affiliates” in accordance with accounting standards.
(3)	Market value of the 7.1% Trust Preferred Securities, par value $120 million, which are obligations of an unconsolidated trust.unconsolidated trust.

Shareholders’ equity was $3.8 billion at June 30, 2011.This compares with $4.0 billion at December, 31, 2010 and $3.9 billion at June 30, 2010.During the twelve months since June 30, 2010, shareholders’ equity was decreased by $833 million because of share purchases.However, shareholders’ equity has also been increased by unrealized gains of $81 million after tax in the fixed-maturity portfolio, as financial markets have improved over this period of time.Net income added over the same twelve-month period was $524 million.

As previously noted under the caption Highlights in this report, we acquired 14 million of our outstanding common shares under our share repurchase program during the first six months of 2011.These shares were acquired at a cost of $602 million ($43.05 per share), compared with purchases of 2 million shares at a cost of $75 million in the first six months of 2010.

We are required by GAAP to revalue our available-for-sale fixed-maturity portfolio to fair market value at the end of each accounting period. These changes, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity.

While GAAP requires our fixed-maturity assets to be revalued, it does not permit interest-bearing insurance policy liabilities supported by those assets to be valued at fair value in a consistent manner, with changes in value applied directly to shareholders’ equity. However, due to the size of both the investment portfolio and our policy liabilities, this inconsistency in measurement can have a material impact on shareholders’ equity.Because of the long-term nature of our fixed maturities and liabilities and the strong cash flows generated by our insurance subsidiaries, we have the intent and ability to hold our securities to maturity.As such, we do not expect to incur realized losses due to fluctuations in market value of fixed maturities caused by interest rate changes and temporarily illiquid markets.Accordingly, management removes the effect of this rule when analyzing Torchmark’s balance sheet, capital structure, and financial ratios in order to provide a more consistent and meaningful portrayal of the Company’s financial position from period to period.

The following table presents selected data related to capital resources.Additionally, the table presents the effect of this GAAP requirement on relevant line items, so that investors and other financial statement users may determine its impact on our capital structure.

Selected Financial Data

	At June 30, 2011		At December 31, 2010		At June 30, 2010
	GAAP	Effect of Accounting Rule Requiring Revaluation *	GAAP	Effect of Accounting Rule Requiring Revaluation *	GAAP	Effect of Accounting Rule Requiring Revaluation *
Fixed maturities (millions)	$11,025	$306	$10,543	$107	$10,225	$143
Deferred acquisition costs (millions) **	3,455	(11)	3,406	(4)	3,339	(6)
Assets of discontinued operations	0	0	0	0	1,617	34
Total assets (millions)	16,218	295	16,160	103	16,950	170
Short-term debt (millions)	200	0	199	0	200	0
Long-term debt (millions)	914	0	913	0	913	0
Shareholders’ equity (millions)	3,780	192	4,016	67	3,945	111
Book value per diluted share	35.40	1.79	33.24	0.55	32.11	0.90
Debt to capitalization ***	22.8%	(0.9)%	21.7%	(0.3)%	22.0%	(0.5)%
Diluted shares outstanding (thousands)	106,769		120,815		122,873
Actual shares outstanding (thousands)	105,398		118,865		122,241

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1, formerly SFAS 115.
**	Includes the value of insurance purchased.
***	Torchmark’s debt covenants require that the effect of this accounting rule be removed to determine this ratio.This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

Interest coverage was 10.6 times in the 2011 six months, compared with 10.4 times in the 2010 period.Interest coverage is computed by dividing interest expense into the sum of pretax income and interest expense.

New Unadopted Accounting Rules

The FASB has issued new accounting guidance potentially applicable to Torchmark, effective in future periods.

Comprehensive Income (ASU 2011-05). Under this guidance, the components of comprehensive income must be presented as either 1) a continuous statement (including the components of net income) or 2) as two separate but consecutive statements (an income statement followed by a comprehensive income statement).This guidance is effective for us in interim and annual periods beginning in 2012.Because we already present comprehensive income as contemplated by the second alternative, this guidance should not result in any change.

Fair Value Measurement and Disclosure (ASU 2011-04). The primary purpose of this new guidance is to converge the measurement criteria and disclosures of fair value in U.S. GAAP with those of International Accounting Standards.The measurement principles are generally consistent with current U.S. GAAP and are not expected to have a material impact on our financial statements.The guidance will require additional disclosures, including expanded disclosures for fair value measurements categorized in Level 3 of the fair value hierarchy and a requirement to disclose the level in the fair value hierarchy of items whose fair value is disclosed but not measured at fair value on the balance sheet. The guidance is effective for us in calendar 2012, with early adoption prohibited.

Cautionary Statements

We caution readers regarding certain forward-looking statements contained in the previous discussion and elsewhere in this document, and in any other statements made by, or on behalf of Torchmark whether or not in future filings with the Securities and Exchange Commission.Any statement that is not a historical fact or that might otherwise be considered an opinion or projection concerning Torchmark or its business, whether express or implied, is meant as and should be considered a forward-looking statement.Such statements represent management’s opinions concerning future operations, strategies, financial results or other developments.We specifically disclaim any obligation to update or revise any forward-looking statement because of new information, future developments, or otherwise.

Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control.If these estimates or assumptions prove to be incorrect, the actual results of Torchmark may differ materially from the forward-looking statements made on the basis of such estimates or assumptions.Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, which may be national in scope, related to the insurance industry generally, or applicable to Torchmark specifically.Such events or developments could include, but are not necessarily limited to:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended June 30, 2011.

Item 4. Controls and Procedures

Torchmark, under the direction of the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by Torchmark in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to Torchmark’s management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As of the end of the fiscal quarter completed June 30, 2011, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q.In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended June 30, 2011, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting.No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

Part II – Other Information

Item 1A. Risk Factors

Torchmark has had no material changes to its risk factors.

Item  2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2011, Torchmark issued 167,250 shares of restricted stock (as adjusted to reflect Torchmark’s three for two stock split) to certain of its senior executives under the Torchmark Corporation 2011 Incentive Plan (the “Plan”), valued in the aggregate amount of $7.4 million. Because Torchmark had not yet filed its registration statement on Form S-8 with respect to the Plan, it issued the shares in reliance on an exemption from registration contained in Section

4(2) of the Securities Act of 1933, as amended (the “Securities Act”), or the common law “no sale” exemption for non-contributory issuances to employees.Such shares have not been registered under the Securities Act, or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.This Quarterly Report on Form 10-Q does not constitute an offer to sell, or a solicitation of an officer to buy, any security and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offering would be unlawful.

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2011	787,500	$44.12	787,500
May 1-31, 2011	4,905,900	44.24	4,905,900
June 1-30, 2011	4,171,650	42.34	4,171,650

All share information presented above reflects Torchmark’s three for two stock split.

At its April 28, 2011 meeting, the Board of Directors reaffirmed the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company.The program has no defined expiration date or maximum shares to be repurchased.

Item 6. Exhibits

(a)	Exhibits

(11)	Statement re Computation of Per Share Earnings

(31.1)	Rule 13a-14(a)/15d-14(a)Certification by Mark S. McAndrew

(31.2)	Rule 13a-14(a)/15d-14(a)Certification by Gary L. Coleman

(32.1)	Section 1350 Certification by Mark S. McAndrew and Gary L. Coleman

(101)	Interactive Data Files for the Torchmark Corporation Form 10-Q for the periods ended June 30, 2011

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: August 8, 2011	/s/ Mark S. McAndrew
Mark S. McAndrew
Chairman and Chief Executive Officer

Date: August 8, 2011	/s/ Gary L. Coleman
Gary L. Coleman, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)