Form 10-Q
period 2011-09-30
TORCHMARK CORP
filed 2011-11-08
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐             No   ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT October 25, 2011
Common Stock, $1.00 Par Value	101,940,207

Index of Exhibits (Page 55).

Total number of pages included are 56.

TORCHMARK CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	September 30, 2011	December 31, 2010*
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2011 - $10,715,972 ; 2010 - $10,435,497)	$11,657,513	$10,543,034
Equity securities, at fair value (cost: 2011 - $14,875 ; 2010 - $14,875)	17,308	17,154
Policy loans	395,391	378,124
Other long-term investments	25,115	42,985
Short-term investments	48,535	216,680

Total investments	12,143,862	11,197,977
Cash	175,960	365,679
Accrued investment income	193,790	183,861
Other receivables	232,354	230,319
Deferred acquisition costs and value of insurance purchased	3,447,875	3,406,335
Goodwill	396,891	396,891
Other assets	380,648	378,700

Total assets	$16,971,380	$16,159,762

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits	$9,470,005	$9,150,031
Unearned and advance premiums	73,202	74,165
Policy claims and other benefits payable	227,165	221,598
Other policyholders’ funds	92,424	91,293

Total policy liabilities	9,862,796	9,537,087
Current and deferred income taxes payable	1,501,233	1,209,433
Other liabilities	283,870	284,062
Short-term debt	225,672	198,875
Long-term debt (fair value: 2011 - $961,899 ; 2010 - $933,336)	790,335	789,643
Due to affiliates	124,421	124,421

Total liabilities	12,788,327	12,143,521
Shareholders’ equity:
Preferred stock, par value $1 per share - Authorized 5,000,000 shares; outstanding: -0- in 2011 and in 2010	0	0
Common stock, par value $1 per share - Authorized 320,000,000 shares; outstanding: (2011 - 119,812,123 issued, less 17,626,916 held in treasury and 2010 - 119,812,123 issued, less 947,498 held in treasury)	119,812	119,812
Additional paid-in capital	445,238	432,608
Accumulated other comprehensive income (loss)	545,602	22,958
Retained earnings	3,813,959	3,473,482
Treasury stock, at cost	(741,558)	(32,619)

Total shareholders’ equity	4,183,053	4,016,241

Total liabilities and shareholders’ equity	$16,971,380	$16,159,762

*	Derived from audited financial statements

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Life premium	$429,927	$417,044	$1,294,157	$1,248,315
Health premium	220,458	240,631	708,181	749,583
Other premium	140	152	438	442

Total premium	650,525	657,827	2,002,776	1,998,340
Net investment income	173,491	172,337	518,242	510,060
Realized investment gains (losses)	12,600	8,045	21,169	12,016
Other-than-temporary impairments	0	0	(20)	(1,712)
Other income	625	679	1,680	1,757

Total revenue	837,241	838,888	2,543,847	2,520,461
Benefits and expenses:
Life policyholder benefits	280,172	269,069	836,358	809,109
Health policyholder benefits	147,910	154,011	489,603	516,873
Other policyholder benefits	10,692	10,434	31,634	30,643

Total policyholder benefits	438,774	433,514	1,357,595	1,356,625
Amortization of deferred acquisition costs	104,804	104,045	319,344	318,498
Commissions and premium taxes	30,063	31,072	93,396	94,592
Other operating expense	45,268	43,154	141,969	131,120
Interest expense	19,510	18,790	58,381	56,539

Total benefits and expenses	638,419	630,575	1,970,685	1,957,374

Income from continuing operations before income taxes	198,822	208,313	573,162	563,087
Income taxes	(61,911)	(70,216)	(181,179)	(189,749)

Income from continuing operations	136,911	138,097	391,983	373,338
Discontinued operations:
Income from discontinued operations, net of tax	0	7,519	0	20,003
Loss on disposal, net of tax	144	(31,085)	(455)	(31,085)

Income (loss) from discontinued operations	144	(23,566)	(455)	(11,082)

Net income	$137,055	$114,531	$391,528	$362,256

Basic net income per share:
Continuing operations	$1.31	$1.14	$3.54	$3.04
Discontinued operations	0.00	(0.19)	0.00	(0.09)

Total basic net income per share	$1.31	$0.95	$3.54	$2.95

Diluted net income per share:
Continuing operations	$1.30	$1.13	$3.49	$3.02
Discontinued operations	0.00	(0.19)	0.00	(0.09)

Total diluted net income per share	$1.30	$0.94	$3.49	$2.93

Dividends declared per common share	$0.12	$0.11	$0.34	$0.31

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$137,055	$114,531	$391,528	$362,256
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	642,719	469,908	852,930	1,108,635
Less: reclassification adjustment for (gains) losses on securities included in net income	(12,981)	(11,978)	(21,552)	(15,484)
Less: reclassification adjustment for amortization of (discount) and premium	(106)	(796)	(1,780)	(2,241)
Less: foreign exchange adjustment on securities marked to market	6,177	(2,542)	4,560	(3,426)

Unrealized gains (losses) on securities	635,809	454,592	834,158	1,087,484
Unrealized gains (losses) on deferred acquisition costs	(31,347)	(21,888)	(37,490)	(56,960)
Unrealized gains (losses) on other assets	(511)	0	(731)	0

Total unrealized investment gains (losses)	603,951	432,704	795,937	1,030,524
Less applicable taxes	(211,382)	(151,444)	(278,577)	(360,682)

Unrealized gains (losses), net of tax	392,569	281,260	517,360	669,842

Foreign exchange translation adjustments	(3,397)	1,910	(999)	1,993
Less applicable taxes	1,189	(668)	351	(697)

Foreign exchange translation adjustments, net of tax	(2,208)	1,242	(648)	1,296

Amortization of pension costs	3,041	2,502	9,125	7,509
Less applicable taxes	(1,064)	(876)	(3,193)	(2,628)

Amortization of pension costs, net of tax	1,977	1,626	5,932	4,881

Other comprehensive income	392,338	284,128	522,644	676,019

Comprehensive income	$529,393	$398,659	$914,172	$1,038,275

See accompanying Notes to Consolidated Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash provided from operations	$684,482	$744,954

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale - sold	200,256	180,438
Fixed maturities available for sale - matured, called, and repaid	373,897	454,289
Other long-term investments	15,231	5,636

Total investments sold or matured	589,384	640,363
Investments acquired:
Fixed maturities	(830,901)	(1,539,775)
Other long-term investments	0	(269)

Total investments acquired	(830,901)	(1,540,044)
Net increase in policy loans	(17,267)	(20,232)
Net change in short-term investments	168,144	227,522
Net change in payable or receivable for securities	2,832	40,763
Disposition of properties	2,812	0
Additions to properties	(2,927)	(2,837)
Investment in low-income housing interests	(32,677)	(41,520)

Cash used for investment activities	(120,600)	(695,985)

Cash provided from (used for) financing activities:
Proceeds from exercise of stock options	60,568	5,604
Repurchase of 9 1/4% Senior Notes	0	(8,913)
Net borrowings (repayments) of commercial paper	26,797	(44,442)
Tax benefit from stock option exercises	9,097	320
Acquisition of treasury stock	(790,287)	(147,801)
Cash dividends paid to shareholders	(36,888)	(37,061)
Net receipts (withdrawals) from deposit product operations	(21,942)	(11,875)

Cash provided by (used for) financing activities	(752,655)	(244,168)

Effect of foreign exchange rate changes on cash	(946)	(4,253)

Net increase (decrease) in cash	(189,719)	(199,452)
Cash at beginning of year (includes $847 of cash at December 31, 2009 included in assets of subsidiary held for sale)	365,679	231,918

Cash at end of period (includes $2,202 of cash at September 30, 2010 included in assets of subsidiary held for sale)	$175,960	$32,466

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at September 30, 2011, and the consolidated results of operations, comprehensive income, and cash flows for the periods ended September 30, 2011 and 2010. The interim period consolidated financial statements should be read in conjunction with our Consolidated Financial Statements that are included in the Annual Report on Form 10K filed on February 28, 2011.

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note B—Earnings Per Share

Torchmark declared a three-for-two stock split paid in the form of a 50% stock dividend on all of the Company’s outstanding common stock. On July 1, 2011, the payment date, holders of Torchmark common stock as of June 1, 2011 received one additional share of stock for every two shares held. All share and per share amounts have been adjusted to reflect this stock split for all periods presented in these consolidated financial statements. “Common stock” and “Retained earnings” presented for December 31, 2010 in the accompanying Consolidated Balance Sheet have also been retroactively adjusted to reflect this stock split.

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Basic weighted average shares outstanding	104,779,422	121,163,567	110,603,070	122,808,242
Weighted average dilutive options outstanding	532,720	869,613	1,669,249	942,414

Diluted weighted average shares outstanding	105,312,142	122,033,180	112,272,319	123,750,656

Antidilutive shares*	3,984,927	10,647,740	3,326,037	10,647,740

*	Antidilutive shares are excluded from the calculation of diluted earnings per share.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans

The following tables present a summary of post-retirement benefit costs by component:

Components of Post-Retirement Benefit Costs

	Three Months ended September 30,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Service cost	$2,187	$2,025	$184	$171
Interest cost	4,022	3,716	250	253
Expected return on assets	(4,124)	(3,795)	0	0
Prior service cost	519	523	0	0
Net actuarial (gain)/loss	2,371	2,017	(203)	(139)

Net periodic benefit cost	$4,975	$4,486	$231	$285

	Nine Months ended September 30,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Service cost	$6,865	$6,076	$650	$543
Interest cost	12,073	11,155	752	773
Expected return on assets	(12,050)	(11,132)	0	0
Prior service cost	1,556	1,568	0	0
Net actuarial (gain)/loss	7,161	6,042	(607)	(428)

Net periodic benefit cost	$15,605	$13,709	$795	$888

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans (continued)

The following chart presents assets at fair value for our defined-benefit pension plans at September 30, 2011 and the prior-year end.

Pension Assets by Component

(Dollar amounts in thousands)

	September 30, 2011		December 31, 2010
	Amount	%	Amount	%
Corporate debt	$150,861	61.4	$135,767	57.4
Other fixed maturities	358	0.1	772	0.3
Equity securities	66,689	27.1	67,909	28.7
Short-term investments	13,951	5.7	19,484	8.2
Guaranteed annuity contract	10,864	4.4	10,959	4.6
Other	3,135	1.3	2,002	0.8

Total	$245,858	100.0	$236,893	100.0

The liability for the funded defined-benefit pension plans was $244 million at December 31, 2010. Contributions of $6 million were made to the qualified pension plans during the nine months ended September 30, 2011. Torchmark plans to contribute $400 thousand during the remainder of 2011. With respect to the Company’s non-qualified supplemental retirement plan, life insurance policies on the lives of plan participants have been established with an unaffiliated carrier to fund a portion of the Company’s obligations under the plan. These policies, as well as $21 million of cash placed with an unaffiliated trustee to be invested, were placed in a Rabbi Trust established in 2010 to provide for payment of the plan obligations. Premiums of $1.7 million on the insurance policies were paid in each of the 2011 and 2010 periods in addition to a cash deposit of $5 million that was added to the trust in the first quarter of 2011. The combined value of the insurance policies and investments was $41 million as of September 30, 2011, compared with $33 million at year end 2010. This plan is unqualified and therefore the value of the insurance policies and investments are not included in the chart of plan assets above. The liability for the unqualified pension plan was $40 million at September 30, 2011 and $38 million at December 31, 2010.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments

Portfolio Composition:

A summary of fixed maturities and equity securities available for sale by cost or amortized cost and estimated fair value at September 30, 2011 is as follows:

PORTFOLIO COMPOSITION AS OF SEPTEMBER 30, 2011

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$53,507	$1,912	$(1)	$55,418	1%
States, municipalities, and political subdivisions	1,212,712	124,692	(1,619)	1,335,785	11
Foreign governments	21,660	1,264	0	22,924	0
Corporates	8,138,344	1,018,671	(133,563)	9,023,452	77
Collateralized debt obligations	59,435	0	(34,850)	24,585	0
Other asset-backed securities	43,094	3,343	(707)	45,730	1
Redeemable preferred stocks	1,187,220	27,142	(64,743)	1,149,619	10

Total fixed maturities	10,715,972	1,177,024	(235,483)	11,657,513	100%
Equity securities	14,875	2,504	(71)	17,308

Total fixed maturities and equity securities	$10,730,847	$1,179,528	$(235,554)	$11,674,821

*	At fair value

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

    Note D—Investments (continued)

A schedule of fixed maturities by contractual maturity date at September 30, 2011 is shown below on an amortized cost basis and on a fair value basis. Actual maturity dates could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$58,823	$60,039
Due from one to five years	511,494	547,638
Due from five to ten years	650,146	709,305
Due from ten to twenty years	2,414,241	2,634,113
Due after twenty years	6,973,244	7,629,789
Mortgage-backed and asset-backed securities	108,024	76,629

	$10,715,972	$11,657,513

Selected information about sales of fixed maturities is as follows:

For the nine months ended September 30,
	2011	2010
Proceeds from sales	$200,256	$177,011	*
Gross realized gains	22,073	11,731
Gross realized losses	(24,323)	(13,033)

*	Proceeds from sales including discontined assets were $180 million during the 2010 nine months.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Fair Value Measurements:

The following table represents assets measured at fair value on a recurring basis:

FAIR VALUE MEASUREMENTS AT SEPTEMBER 30, 2011 USING:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$0	$55,418	$0	$55,418
States, municipalities, and political subdivisions	0	1,335,785	0	1,335,785
Foreign governments	0	22,924	0	22,924
Corporates	27,447	8,985,693	10,312	9,023,452
Collateralized debt obligations	0	0	24,585	24,585
Other asset-backed securities	0	45,730	0	45,730
Redeemable preferred stocks	242,024	907,595	0	1,149,619

Total fixed maturities	269,471	11,353,145	34,897	11,657,513
Equity securities	16,519	79	710	17,308

Total fixed maturities and equity securities	$285,990	$11,353,224	$35,607	$11,674,821

Percent of total	2.5%	97.2%	0.3%	100.0%

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

The great majority of fixed maturities are not actively traded and direct quotes are not generally available. Management therefore determines the fair values of these securities after consideration of data provided by third-party pricing services and independent broker/dealers. Over 99% of the fair value reported at September 30, 2011 was determined using data provided by third-party pricing services. Prices provided by third-party pricing services are not binding offers but are estimated exit values. They are based on observable market data inputs which can vary by security type. Such inputs include benchmark yields, available trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market data. Where possible, these prices were corroborated against other independent sources. When corroborated prices produce small variations, the close correlation indicates observable inputs, and the median value is used. When corroborated prices present greater variations, additional analysis is required to determine which value is the most appropriate. When only one price is available, it is used if based on observable inputs and analysis confirms that it is appropriate. All fair value measurements based on prices determined with observable market data are reported as Level 1 or Level 2 measurements.

When third-party vendor prices are not available, the Company attempts to obtain at least three quotes from broker/dealers for each security. When at least three quotes are obtained, and the standard deviation of such quotes is less than 3%, (suggesting that the independent quotes were likely derived using similar observable inputs), the Company uses the median quote and classifies the measurement as Level 2. At September 30, 2011, there were no assets valued as Level 2 in this manner with broker quotes.

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

As of September 30, 2011, fair value measurements classified as Level 3 represented 3 tenths of one percent of total fixed maturities and equity securities, compared with slightly less than 1% at December 31, 2010.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Other-Than-Temporary Impairments:

During the nine month periods of 2011 and 2010, the Company determined that certain of its holdings in fixed maturities were other-than-temporarily impaired, resulting in writedowns on those securities. Writedowns for other-than-temporary impairment are included in realized investment losses. On a pretax basis, the 2011 writedown was on bonds with a carrying amount of $20 thousand ($13 thousand after tax). The 2010 writedown included the complete write off of a collateralized debt obligation (CDO) with a carrying amount of $1.7 million ($1.1 million after tax).

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Unrealized Loss Analysis:

The following table discloses unrealized investment losses by class of investment at September 30, 2011. Torchmark considers these investments not to be other-than-temporarily impaired.

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES

At September 30, 2011

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$14	$0	$36	$(1)	$50	$(1)
States, municipalities, and political subdivisions	0	0	17,665	(1,619)	17,665	(1,619)
Foreign governments	0	0	0	0	0	0
Corporates	448,009	(33,899)	594,919	(99,664)	1,042,928	(133,563)
Collateralized debt obligations	0	0	24,460	(34,850)	24,460	(34,850)
Other asset-backed securities	0	0	7,859	(707)	7,859	(707)
Redeemable preferred stocks	178,646	(15,467)	384,533	(49,276)	563,179	(64,743)

Total fixed maturities	626,669	(49,366)	1,029,472	(186,117)	1,656,141	(235,483)
Equity securities	378	(71)	0	0	378	(71)

Total fixed maturities and equity securities	$627,047	$(49,437)	$1,029,472	$(186,117)	$1,656,519	$(235,554)

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Additional information about investments in an unrealized loss position is as follows:

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (Cusip numbers) held:
As of September 30, 2011	63	94	157
As of December 31, 2010	234	133	367

Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,378 issues at September 30, 2011 and 1,430 issues at December 31, 2010. The weighted average quality rating of all unrealized loss positions as of September 30, 2011 was BBB-. Even though Torchmark’s fixed-maturity investments are available for sale, Torchmark’s management generally does not intend to sell and does not believe it will be required to sell any securities which are temporarily impaired until they mature due to the strong and stable cash flows generated by its insurance products.

Torchmark’s balances related to bifurcated credit loss positions included in other comprehensive income were $22 million at September 30, 2011 and December 31, 2010, with no change to this balance during any period presented.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Income Taxes

The effective income tax rate differed from the expected 35% rate as shown below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
Expected income taxes	$69,588	35.0	$72,909	35.0	$200,607	35.0	$197,080	35.0
Increase (reduction) in income taxes resulting from:
Tax-exempt investment income	(906)	(0.5)	(807)	(0.4)	(2,599)	(0.5)	(2,526)	(0.5)
Low-income housing investments	(7,066)	(3.6)	(1,745)	(0.8)	(17,184)	(3.0)	(5,148)	(0.9)
Other	295	0.2	(141)	(0.1)	355	0.1	343	0.1

Income tax expense	$61,911	31.1	$70,216	33.7	$181,179	31.6	$189,749	33.7

The effective income tax rate for the three and nine month periods ended September 30, 2011 differed from the effective income tax rate for the same periods ended September 30, 2010 primarily as a result of the Company’s low-income housing tax credit investments.

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

An analysis of the adjustments for the difference in the interim results as presented for segment purposes and GAAP for Medicare Part D is as follows:

	Nine months ended September 30,
	2011	2010
Benefit costs deferred	$11,211	$8,231
Government risk-sharing premium adjustment	(5,374)	(1,226)

Pre-tax addition to segment interim period income	$5,837	$7,005

After tax amount	$3,794	$4,553

Torchmark has invested in various limited partnerships that provide investment returns through the provision of low-income housing tax credits and other related Federal income tax benefits to the Company. The investment returns from a portion of the interests are guaranteed by unrelated third-parties. Under GAAP, expenses associated with the amortization of the guaranteed interests are required to be reflected in income tax expense. In contrast, GAAP requires the expenses associated with the amortization of non-guaranteed interests to be reflected as a component of “Net investment income.” All of the investment returns from investing in these guaranteed and non-guaranteed limited partnerships interests are in the form of income tax benefits reflected in income tax expense. Management believes including the amortization expense associated with the non-guaranteed as well as the guaranteed interest in income tax expense provides a more appropriate matching of the expense with the related income. For this reason, amortization expense of the non-guaranteed interests is included in “Income taxes” and not “Net investment income” for segment reporting purposes.

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the nine months ended September 30, 2011
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,294,157	$702,807	$438			$5,374	(1)	$2,002,776
Net investment income				$528,902		(10,660	)(2,5)	518,242
Other income					$1,953	(273	)(4)	1,680

Total revenue	1,294,157	702,807	438	528,902	1,953	(5,559)		2,522,698
Expenses:
Policy benefits	836,358	478,392	31,634			11,211	(1)	1,357,595
Required interest on net reserves	(341,452)	(27,521)	(42,139)	411,112				0
Amortization of acquisition costs	377,898	93,189	9,025	(160,768)				319,344
Commissions and premium tax	56,495	37,121	53			(273	)(4)	93,396
Insurance administrative expense (3)					117,796	6,979	(6,7)	124,775
Parent expense					6,162			6,162
Stock compensation expense					11,032			11,032
Interest expense				58,183		198	(2)	58,381

Total expenses	929,299	581,181	(1,427)	308,527	134,990	18,115		1,970,685

Subtotal	364,858	121,626	1,865	220,375	(133,037)	(23,674)		552,013
Nonoperating items						12,816	(1,6,7)	12,816
Amortization of low-income housing						10,858	(5)	10,858

Measure of segment profitability (pretax)	$364,858	$121,626	$1,865	$220,375	$(133,037)	$0		575,687

Deduct applicable income taxes								(189,121)

Segment profits after tax								386,566

Add back income taxes applicable to segment profitability	189,121
Add (deduct) realized investment gains (losses)	21,149
Deduct Part D adjustment (1)	(5,837)
Deduct amortization of low-income housing (5)	(10,858)
Deduct estimated state administrative settlement expense (6)	(6,000)
Deduct loss on sale of equipment (7)	(979)

Pretax income from continuing operations per Consolidated Statement of Operations	$573,162

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which match expected benefits with policy premium.
(2)	Reclassification of interest amount due to accounting rule requiring deconsolidation of Trust Preferred Securities. Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Amortization of low-income housing expense, considered a component of income tax expense in the segment analysis.
(6)	Estimated state administrative settlement expense.
(7)	Loss on sale of equipment.

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Nine months ended		Increase
	September 30,		(Decrease)
	2011	2010	Amount	%
Life insurance	$364,858	$340,385	$24,473	7
Health insurance	121,626	126,078	(4,452)	(4)
Annuity	1,865	983	882
Other:
Other income	1,953	2,324	(371)	(16)
Administrative expense	(117,796)	(114,922)	(2,874)	3
Investment	220,375	221,138	(763)	0
Corporate and adjustments	(17,194)	(16,198)	(996)	6

Pretax total	575,687	559,788	15,899	3
Applicable taxes	(189,121)	(188,594)	(527)	0

After-tax total, before discontinued operations	386,566	371,194	15,372	4
Discontinued operations (after tax)	0	18,531	(18,531)

Total	386,566	389,725	(3,159)	(1)
Reconciling items, net of tax:
Realized gains (losses) - Investments	13,747	6,697	7,050
Realized gains (losses) - Discontinued operations	0	1,472	(1,472)
Loss on disposal of discontinued operations	(455)	(31,085)	30,630
Part D adjustment	(3,794)	(4,553)	759
Estimated state administrative settlement	(3,900)	0	(3,900)
Loss on sale of equipment	(636)	0	(636)

Net income	$391,528	$362,256	$29,272	8

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

The tables in Note G—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the nine-month periods ended September 30, 2011 and 2010. Additionally, a table in that note, Analysis of Profitability by Segment, provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles those measures to our net income. That summary represents our overall operations in the manner that management views the business, and is a basis of the following highlights discussion.

A discussion of operations by each segment follows later in this report. These discussions compare the first nine months of 2011 with the same period of 2010, unless otherwise noted. The following discussions are presented in the manner we view our operations, as described in Note G—Business Segments.

Highlights, comparing the first nine months of 2011 with the first nine months of 2010. Net income per diluted share increased 19% to $3.49 from $2.93. Net income from continuing operations was $392 million in 2011, compared with $373 million in the prior year period, an increase of 5%. On a per share basis, net income from continuing operations rose 16% to $3.49 from $3.02. Included in net income from continuing operations in 2011 were realized investment gains of $14 million after tax or $.12 per share, compared with 2010 after-tax realized gains of $7 million, or $.05 per share. Realized investment gains and losses are discussed more fully under the caption Realized Gains and Losses in this report. Earnings in 2011 were also negatively affected by two non-operating charges, a charge for a state administrative matter in the estimated after tax amount of $3.9 million ($.03 per share) and the loss on sale of aviation equipment of $636 thousand after tax ($.01 per share).

As explained in Note G—Business Segments, differences in our estimate of interim results for Medicare Part D as we view this product for segment purposes and GAAP financial statement purposes resulted in a $3.8 million after-tax charge to earnings in 2011 ($.03 per share) and a $4.6 million charge in 2010 ($.04 per share). We expect our 2011 full year benefit ratios to be approximately the same as those for interim periods, as was the case in 2010 and prior years. For this reason, there should be no differences in our segment versus financial statement reporting by year end 2011, as it relates to Medicare Part D.

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

Total premium income was stable at $2.0 billion. Total net sales declined 5% to $305 million, as a result of agent losses, the discontinuation of certain products, and other factors discussed in depth later in this report. First-year collected premium declined 12% to $245 million for the period.

Life insurance premium income grew 4% to $1.3 billion. Life net sales declined 3% to $245 million, as three of our four distribution units experienced declines. First-year collected life premium declined 2% to $183 million. However, life underwriting margins increased 7% to $365 million, primarily as a result of lower claims.

Health insurance premium income, excluding Medicare Part D premium, declined 6% to $555 million. Health net sales, excluding Part D, declined 4% to $43 million for the nine months. However, health net sales rose 26% in the third quarter 2011 compared with the prior year quarter, primarily as a result of sales of a new cancer product at Liberty and sales of Medicare Supplements. First-year collected health premium, excluding Part D, decreased 25% to $43 million for the nine months. The nine-month declines in sales and first-year premium resulted primarily from the discontinuance of sales of certain health products.

Our Medicare Part D prescription drug business is a component of the health insurance segment. In the manner we view our Medicare Part D business as described in Note G—Business Segments, policyholder premium was $148 million in 2011 compared with $158 million in 2010, a decline of 6%. Underwriting income rose 8% to $17 million.

Excess investment income per diluted share increased 9% to $1.96, while excess investment income declined slightly to $220 million. Net investment income rose $19 million, or 4%. Our average investment portfolio at amortized cost also grew 4%. The average effective yield on the fixed-maturity portfolio, which represents 96% of our investments, was 6.57% in the 2011 period, compared with 6.74% in the prior period. Excess investment income did not increase at the same rate as net investment income because of the $18 million or 8% increase in required interest on net insurance policy liabilities, exceeding the rate of increase in net investment income. Financing costs also rose 3% in the period from $56 million to $58 million. Excess investment income has been negatively affected by the low-interest-rate environment in financial markets during recent periods.

In the first nine months of 2011, we invested new money in our fixed-maturity portfolio at an effective annual yield on new investments of 5.79%, compared with 5.91% in the same period of 2010. Our average fixed maturity portfolio yield was 6.53% (as of September 30, 2011) and had an average rating of A-. Over 93% of the portfolio at amortized cost was investment grade at September 30, 2011. Cash and short-term investments were $224 million at that date, compared with $582 million at December 31, 2010, as excess cash flow was generally either invested during the 2011 period or was used to buy Torchmark stock.

The unrealized gain position in our fixed-maturity portfolio improved from a net unrealized gain of $108 million at year end 2010 to a net unrealized gain position of $942 million at September 30, 2011, as a result of a reduction in yield rates in the bond market. The fixed-maturity portfolio contains no commercial mortgage-backed securities or securities backed by subprime or Alt-A mortgages (loans for which some of the typical documentation was not provided by the borrower). We are not a party to any counterparty risk, with no credit default swaps or other derivative contracts. We do not engage in securities lending, and have no direct exposure to European sovereign debt.

We have an on-going share repurchase program which began in 1986 and was reaffirmed by the Board of Directors at their April, 2011 meeting. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. These purchases are made with excess cash flow. Share purchases are also made with the proceeds from option exercises by current and former employees, in order to reduce dilution. The following chart summarizes share purchases for the nine-month periods ended September 30, 2011 and 2010.

ANALYSIS OF SHARE PURCHASES

(Amounts in thousands)

	For the nine months ended September 30,
	2011					2010
	Shares*		Amount		Average Price*	Shares*	Amount	Average Price*
Purchases with:
Excess cash flow	17,238		$720,446		$41.79	4,109	$141,250	$34.38
Option exercise proceeds	1,631	**	70,053	**	42.94	184	6,551	35.65

Total	18,869	**	$790,499	**	$41.89	4,293	$147,801	$34.43

*	All share and per share amounts have been adjusted to reflect the 2011 three-for-two stock split.
**	In 2011, Torchmark accepted 6 thousand shares at a value of $212 thousand as part of an employee stock option exercise.

Throughout the remainder of this discussion, share purchases will only refer to those made from excess cash flow.

A detailed discussion of our operations by component segment follows.

Life insurance, comparing the first nine months of 2011 with the first nine months of 2010. Life insurance is our predominant segment, representing 65% of premium income and 75% of insurance underwriting margin in the first nine months of 2011. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the investment segment. Life insurance premium income increased 4% to $1.3 billion. We have completed the combination of selected offices of our United American (UA) Exclusive Agency offices with the Liberty National Exclusive Agency. For this reason, all data for these agencies will be reported on a combined basis in this report. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2011		2010		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$451,054	35	$416,318	33	$34,736	8
Direct Response	447,500	34	428,257	34	19,243	4
Liberty National Exclusive Agency	217,560	17	221,579	18	(4,019)	(2)
Other Agencies	178,043	14	182,161	15	(4,118)	(2)

Total Life Premium	$1,294,157	100	$1,248,315	100	$45,842	4

Net sales, defined earlier in this report as an indicator of new business production, declined 3% to $245 million. Three of our four distribution groups experienced declines over the prior year nine months. An analysis of life net sales by distribution group is presented below.

Life Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2011		2010		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$105,273	43	$104,711	41	$562	1
Direct Response	103,497	42	106,027	42	(2,530)	(2)
Liberty National Exclusive Agency	28,005	12	33,987	14	(5,982)	(18)
Other Agencies	7,784	3	8,129	3	(345)	(4)

Total Life Net Sales	$244,559	100	$252,854	100	$(8,295)	(3)

First-year collected life premium, defined earlier in this report, was $183 million in the 2011 period, declining 2%. First-year collected life premium by distribution group is presented in the table below.

Life Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2011		2010		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$83,972	46	$83,113	45	$859	1
Direct Response	67,495	37	68,421	37	(926)	(1)
Liberty National Exclusive Agency	24,086	13	26,542	14	(2,456)	(9)
Other Agencies	7,153	4	7,928	4	(775)	(10)

Total	$182,706	100	$186,004	100	$(3,298)	(2)

The American Income Exclusive Agency markets primarily to members of labor unions, but also to credit unions and other associations. This agency produced premium income of $451 million, an increase of 8%. American Income is Torchmark’s largest contributor to life premium of any distribution system, representing 35% of the total. This agency is also our fastest growing life insurance agency on the basis of premium growth. Net sales grew 1% to $105 million, while first-year collected premium rose 1% to $84 million. Growth in sales in our captive agencies is highly dependent on growing the size of the agency force. The American Income agent count was 4,448 at September 30, 2011, a 9% increase from a year earlier (4,065) and a 14% increase over the count at December 31, 2010 (3,912). The American Income Agency continues to emphasize the recruiting and retention of new agents, focusing on an incentive program to reward growth in both recruiting and production.

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

Direct Response’s life premium income rose 4% to $448 million, representing 34% of Torchmark’s total life premium. Net sales for this group of $103 million declined 2%, however. First-year collected premium of $67 million declined 1%.

The Liberty National Exclusive Agency markets primarily low-face-amount life insurance and supplemental health insurance. Life premium income for this agency was $218 million in the 2011 period, a 2% decline compared with $222 million in the 2010 period. First-year collected premium declined 9% to $24 million.

Net sales for this agency declined 18% to $28 million. The Liberty Agency had 1,578 producing agents at September 30, 2011, compared with 2,172 a year earlier, a decline of 27%. The decrease in agent count is due to a number of factors, one of which was the closing of several offices which had poor production. The decrease was also a result of certain agent compensation issues which resulted in the departure of a number of the less productive agents. While these modifications caused a loss of agents, they resulted in improved persistency and margins, and contributed to Torchmark’s overall improvement in life insurance margins.

The Liberty Exclusive Agency agent counts have also decreased due to issues related to its health insurance business. The agency’s health insurance marketing efforts had been focused on limited-benefit hospital-surgical plans. These limited-benefit hospital-surgical plans became less marketable due to healthcare reform developments. Sales of these limited-benefit hospital-surgical plans were discontinued after September, 2010. In response, the agency has shifted its marketing focus to a product mix more weighted towards life insurance and supplemental health insurance products (not affected by healthcare reform) that have higher margins and persistency. Additionally, we are in the process of changing the cost structure of this agency to a more commission-driven model. All new agent recruits will be independent contractors rather than employees. We believe these measures will increase the profitability of new sales.

The Other Agencies distribution systems offering life insurance include the Military Agency, the UA Independent Agency (which predominantly writes health insurance), and various smaller distribution channels. The Other Agencies distribution group contributed $178 million of life premium income, or 14% of Torchmark’s total in the 2011 period, but contributed only 3% of net sales.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Nine months ended September 30,
	2011		2010		Increase
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$1,294,157	100	$1,248,315	100	$45,842	4
Net policy obligations	494,906	38	485,492	39	9,414	2
Commissions and acquisition expense	434,393	34	422,438	34	11,955	3

Insurance underwriting income before other income and administrative expense	$364,858	28	$340,385	27	$24,473	7

Life insurance underwriting income before insurance administrative expense was $365 million, increasing 7%. This growth in underwriting income was caused primarily by premium growth but also by improved mortality. As a percentage of premium, underwriting income rose from 27% to 28% in 2011. This increase was primarily a result of the improved policy obligation ratios, particularly in the Liberty and Military Agencies.

In 2011, we implemented several initiatives designed to further improve life insurance lapse ratios. Based on initial results, we continue to expect this program to increase conservation of life in-force premium.

Health insurance, comparing the first nine months of 2011 with the first nine months of 2010. Health premium accounted for 35% of our total premium in the 2011 period, while the health underwriting margin accounted for 25% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. Health insurance sold by Torchmark includes primarily Medicare Supplement and Medicare Part D prescription drug coverage to enrollees in the federal Medicare program, along with limited-benefit cancer and accident coverage. All health coverage plans other than Medicare Supplement and Medicare Part D are classified here as limited-benefit plans. Medicare Part D business is shown as a separate health component and will be discussed separately in the analysis of the health segment.

As explained in Note G—Business Segments, management does not view the government risk-sharing premium for Medicare Part D as a component of premium income. Excluding this risk-sharing premium, health insurance premium for the 2011 period was $703 million, declining 6%. A reconciliation between segment reporting for Medicare Part D and GAAP is presented in the chart in Note G—Business Segments, and those differences are fully discussed in that note.

The table below is an analysis of our health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2011		2010		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$27,879		$36,131		$(8,252)	(23)
Medicare Supplement	202,823		201,735		1,088	1

	230,702	41	237,866	40	(7,164)	(3)
Liberty National Exclusive Agency
Limited-benefit plans	133,159		153,104		(19,945)	(13)
Medicare Supplement	87,880		99,521		(11,641)	(12)

	221,039	40	252,625	43	(31,586)	(13)
American Income Exclusive Agency
Limited-benefit plans	59,329		58,627		702	1
Medicare Supplement	614		696		(82)	(12)

	59,943	11	59,323	10	620	1
Direct Response
Limited-benefit plans	283		307		(24)	(8)
Medicare Supplement	42,599		40,509		2,090	5

	42,882	8	40,816	7	2,066	5
Total Health Premium (Before Part D)
Limited-benefit plans	220,650	40	248,169	42	(27,519)	(11)
Medicare Supplement	333,916	60	342,461	58	(8,545)	(2)

Total (Before Part D)	554,566	100	590,630	100	(36,064)	(6)

Medicare Part D*	148,241		157,727		(9,486)	(6)

Total Health Premium*	$702,807		$748,357		$(45,550)	(6)

*	Total Medicare Part D premium and health premium exclude the risk-sharing premiums of $5.4 million in 2011 and $1.2 million in 2010 receivable from the Centers for Medicare and Medicaid Services consistent with the Medicare Part D contract. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.

Presented below is a table of health net sales by distribution method.

Health Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2011		2010		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$781		$4,406		$(3,625)	(82)
Medicare Supplement	18,659		14,814		3,845	26

	19,440	45	19,220	43	220	1
Liberty National Exclusive Agency
Limited-benefit plans	10,723		7,921		2,802	35
Medicare Supplement	1,350		2,923		(1,573)	(54)

	12,073	28	10,844	24	1,229	11
American Income Exclusive Agency
Limited-benefit plans	7,370		10,241		(2,871)	(28)
Medicare Supplement	0		0		0	0

	7,370	17	10,241	23	(2,871)	(28)
Direct Response
Limited-benefit plans	797		536		261	49
Medicare Supplement	3,226		3,832		(606)	(16)

	4,023	10	4,368	10	(345)	(8)
Total Net Sales (Before Part D)
Limited-benefit plans	19,671	46	23,104	52	(3,433)	(15)
Medicare Supplement	23,235	54	21,569	48	1,666	8

Total (Before Part D)	42,906	100	44,673	100	(1,767)	(4)

Medicare Part D*	17,971		24,725		(6,754)	(27)

Total Net Sales *	$60,877		$69,398		$(8,521)	(12)

*	Net sales for Medicare Part D represents only new first-time enrollees.

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2011		2010		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$1,325		$4,696		$(3,371)	(72)
Medicare Supplement	19,775		21,182		(1,407)	(7)

	21,100	49	25,878	46	(4,778)	(18)
Liberty National Exclusive Agency
Limited-benefit plans	7,179		10,017		(2,838)	(28)
Medicare Supplement	1,685		2,756		(1,071)	(39)

	8,864	21	12,773	23	(3,909)	(31)
American Income Exclusive Agency
Limited-benefit plans	8,910		10,757		(1,847)	(17)
Medicare Supplement	0		0		0	0

	8,910	21	10,757	19	(1,847)	(17)
Direct Response
Limited-benefit plans	400		385		15	4
Medicare Supplement	3,286		6,651		(3,365)	(51)

	3,686	9	7,036	12	(3,350)	(48)
Total First-Year Collected Premium (Before Part D)
Limited-benefit plans	17,814	42	25,855	46	(8,041)	(31)
Medicare Supplement	24,746	58	30,589	54	(5,843)	(19)

Total (Before Part D)	42,560	100	56,444	100	(13,884)	(25)

Medicare Part D*	20,040		36,439		(16,399)	(45)

Total First-Year Collected Premium*	$62,600		$92,883		$(30,283)	(33)

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

Health insurance, excluding Medicare Part D. As noted under the caption Life Insurance, we have emphasized life insurance sales relative to health, due to life’s superior profitability and its greater contribution to excess investment income. With regard to health insurance, agent turnover has increased due to the Company’s decision to deemphasize the marketing of certain limited-benefit products. Declines in these agent counts have resulted in lower net sales, which in turn have pressured premium growth. Health premium, excluding Part D premium, fell 6% to $555 million in the 2011 period. Medicare Supplement premium declined 2% to $334 million, while other limited-benefit health premium dropped 11% to $221 million. Medicare Supplement provides Torchmark with the greatest amount of health premium, representing 60% of non-Part D health premium for the 2011 period, compared with 58% a year earlier.

Health net sales excluding Part D declined 4% to $43 million. Medicare Supplement net sales rose 8% to $23 million in the 2011 period. Limited-benefit net sales declined 15% to $20 million. The decline in limited-benefit health net sales was due in part to our discontinuance of the sale of a number of these products affected by healthcare reform. Non-Part D health first-year collected premium declined 25%.

The UA Independent Agency consists of independent agencies appointed with Torchmark who may also sell for other companies. The UA Independent Agency was Torchmark’s largest health agency in terms of non-Part D premium income and net sales. Premium income was $231 million, representing 41% of Torchmark’s total non-Part D health premium. Net sales were $19 million, representing 45% of Torchmark’s non-Part D health sales. This agency is also Torchmark’s largest producer of Medicare Supplement insurance, with Medicare Supplement premium of $203 million. This agency represents approximately 61% of all Torchmark Medicare Supplement premium and 80% of Medicare Supplement net sales. Net sales of Medicare Supplement products rose 26% in 2011 to $19 million. However, total health premium for this agency declined 3% from the prior year as a result of the decline in limited-benefit plan premium.

The Liberty National Exclusive Agency markets Medicare Supplements and limited-benefit health products including cancer insurance. This agency represented 40% of Torchmark’s non-Part D income health premium at $221 million in the 2011 nine months. Net sales in this agency rose 11% in the 2011 period. These increases in net sales were due in large part to sales of a new cancer insurance product.

Discussed under the Life Insurance caption, we noted the 27% decline in agent counts at Liberty over the prior twelve months. A primary factor in those declines was the discontinuance of the sales of certain health products after September, 2010. These declines in agent counts have had a negative effect on premium income and first-year collected premium. In the 2011 period, health premium income in the Liberty Agency declined 13% from the prior year premium of $253 million. First-year collected premium declined 31% to $9 million.

Other agencies. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 19% of health premium excluding Part D in the 2011 period and 17% in the same period of 2010. The American Income Exclusive Agency markets a variety of limited-benefit plans, primarily accident. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response is also involved in marketing Medicare Part D. On a combined basis, the health net sales of these agencies declined 22%, from $15 million in 2010 to $11 million in 2011. The Medicare Supplements sold by Direct Response are generally group products and are expected to fluctuate from period to period.

Medicare Part D. Coverage under Torchmark’s Medicare Part D prescription drug plan for Medicare beneficiaries is marketed through our Direct Response unit and to groups through our UA Independent Agency. As described in Note G—Business Segments, we report our Medicare Part D business for segment analysis purposes as we view the business, in which expected full-year benefits are matched with the related premium income which is received evenly throughout the policy year. At this time, we have expensed benefits based on our expected benefit ratio of approximately 83% for the entire 2011 contract year compared with 82% for the full year 2010. In 2011, we do not expect to benefit as much from drug rebate payments from the pharmacy benefits manager as we have in prior years. We describe the differences between the segment analysis and the GAAP operating results in Note G. Due to the design of the Medicare prescription drug product, claims are expected to be heaviest early in the calendar year. Management believes that the use of the full-year loss ratio is an appropriate measure for interim results, and also that these reporting differences will arise only on an interim basis and will be eliminated at the end of a full year, as they were in the full year of 2010.

Medicare Part D premium was $148 million in 2011, compared with $158 million in 2010, after removal of the risk-sharing adjustment in both periods. This represents a decline in premium of 6%. Medicare Part D underwriting results are presented in the following chart. The adjustments which reconcile Part D results in accordance with our health segment analysis to Part D GAAP results are presented in the charts in Note G—Business Segments.

Medicare Part D

Summary of Medicare Part D Results

(Dollar amounts in thousands)

	Nine months ended September 30,
	2011		2010
	Per Segment Analysis	GAAP	Per Segment Analysis	GAAP
Insurance underwriting income before other income and administrative expense	$16,997	$11,160	$15,764	$8,759

The number of enrollees in our Medicare Part D coverage declined 9% in the 2011 plan year compared with 2010, due to a decline in group sales and the discontinuance of one of our individual plans. However, for the plan year 2012, we have developed a new lower cost Part D plan which will allow us to pick up a large number of low-income automatic enrollees as well as possibly grow our own individual sales. Therefore, we expect a significant degree of Part D growth in 2012. Additionally, the new product is priced with the same underwriting margin as our existing product.

The Medicare Part D plan is a government-sponsored program. Therefore, regulatory changes could alter the outlook for this market.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Nine months ended September 30, 2011
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$554,566	100	$148,241	100	$702,807	100
Net policy obligations	327,637	59	123,234	83	450,871	64
Commissions and acquisition expense	122,300	22	8,010	6	130,310	19

Insurance underwriting income before other income and administrative expense	$104,629	19	$16,997	11	$121,626	17

	Nine months ended September 30, 2010
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$590,630	100	$157,727	100	$748,357	100
Net policy obligations	348,945	59	133,231	84	482,176	64
Commissions and acquisition expense	131,371	22	8,732	6	140,103	19

Insurance underwriting income before other income and administrative expense	$110,314	19	$15,764	10	$126,078	17

*	Health other than Medicare Part D.

Underwriting income for health insurance declined 4% or $4 million to $122 million, largely as a result of the 6% decline in health premium. As a percentage of health premium, underwriting margins were stable at 17%. Underwriting margins excluding Part D were also stable at 19% in 2011, as our more persistent Medicare Supplement business has become a greater proportion of our health insurance in force when compared with our limited-benefit product.

Annuities. Annuities represent an insignificant part of our business. As described in Note F—Discontinued Operations, we sold our subsidiary United Investors, which prior to the sale was our carrier of variable annuities and a primary carrier of fixed annuities. As a result of the sale, we disposed of 37% of our annuity deposit balances at December 31, 2010, including all variable annuities. For this reason, annuities are not a significant part of our business and are not expected to be important to our marketing strategy going forward.

Operating expenses, comparing the first nine months of 2011 with the first nine months of 2010. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Nine months ended September 30,
	2011		2010
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$55,739	2.8	$53,459	2.7
Other employee costs	22,814	1.1	25,950	1.3
Other administrative costs	30,621	1.5	29,936	1.5
Legal expense - insurance	6,805	0.4	3,824	0.2
Medicare Part D direct administrative expense	1,817	0.1	1,753	0.1

Total insurance administrative expenses	117,796	5.9	114,922	5.8

Parent company expense	6,162		7,128
Stock compensation expense	11,032		9,070
Estimated state administrative settlement	6,000		0
Loss on sale of equipment	979		0

Total operating expenses, per Consolidated Statements of Operations	$141,969		$131,120

Insurance administrative expenses:
Increase (decrease) over prior year	2.5%		1.2%
Total operating expenses:
Increase (decrease) over prior year	8.3%		2.0%

Insurance administrative expenses increased 2.5% when compared with the prior year period, primarily as a result of $3 million in increased litigation costs, net of recoveries, and a $2 million increase in salary expense. These increases were partially offset by a $3 million decline in other employee costs, as employee health costs were greater in 2010 than in 2011. Total operating expenses rose 8% in 2011, primarily because of two non-recurring items. There was a charge during the period relating to a state administrative issue concerning events occurring over a period of many prior years in the pre-tax amount of $6 million. The Company does not consider items related to prior periods in its evaluation of current operating results. In addition, the Company sold aviation equipment at a loss of $979 thousand. Sales of such equipment are infrequent and are not considered part of Torchmark’s ongoing insurance operations.

Investments (excess investment income), comparing the first nine months of 2011 with the first nine months of 2010. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note G—Business Segments in the Notes to the Consolidated Financial Statements. It is defined as net investment income less the interest credited to net policy liabilities and the interest cost associated with capital funding or “financing costs.” We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $4.9 billion of cash flow to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted share.

Excess Investment Income

(Dollar amounts in thousands)

	Nine months ended September 30,		Increase (Decrease)
	2011	2010	Amount	%
Net investment income *	$528,902	$509,862	$19,040	4
Required interest on net insurance policy liabilities	(250,344)	(232,383)	(17,961)	8
Financing costs:
Interest on funded debt	(54,320)	(54,531)	211	0
Interest on short-term debt	(3,863)	(1,810)	(2,053)	113

Total financing costs	(58,183)	(56,341)	(1,842)	3

Excess investment income	$220,375	$221,138	$(763)	0

Excess investment income per diluted share	$1.96	$1.79	$0.17	9

Average invested assets (at amortized cost)	$11,227,543	$10,765,199	$462,344	4
Average net insurance policy liabilities **	6,061,133	5,686,410	374,723	7
Average debt and preferred securities (at amortized cost)	1,116,472	1,106,037	10,435	1

*	Net investment income per Torchmark’s segment analysis does not agree with Net investment income per the Consolidated Statements of Operations because management views the amortization of certain tax-advantaged low-income housing interests as an adjustment to increase tax expense while GAAP requires that it reduce net investment income, as presented in the Reconciliation in Note G— Business Segments. Additionally, management views our Trust Preferred Securities as consolidated debt, as also presented in Note G. GAAP requires those debt securities to be deconsolidated.
**	Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

As shown in the above table, excess investment income for the 2011 period declined slightly to $220 million, due to the low-interest environment in recent periods. However, excess investment income per share rose 9% as a result of our share purchases over the past 12 months. The 4% growth in net investment income correlated with the 4% growth in average invested assets (at amortized cost) year over year. Even though yields in the fixed-maturity portfolio were lower in the 2011 nine months, we held significantly more lower-yielding short-term securities in 2010.

Largely offsetting the increase in net investment income, required interest on net insurance policy liabilities increased $18 million or 8% to $250 million. The increase in required interest is slightly above the 7% growth in average net interest-bearing insurance policy liabilities.

Financing costs rose 3% to $58 million, primarily due to an increase in interest on short-term debt. Short-term interest expense rose $2.1 million, primarily as a result of an increase in fees related to our bank line and letters of credit. More information concerning short-term debt can be found in the Liquidity section of this report under the caption Short-term borrowings.

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

However, excess investment income is pressured when growth in income from the portfolio is less than that of the interest required by policy liabilities and financing costs, such as we have experienced in recent periods. In an extended low-interest-rate environment, the portfolio yield will tend to decline as we invest new money at lower long-term rates. We believe, however, the decline would be relatively slow, as only 2% to 3% of fixed maturities on average are expected to run off each year over the next five years. Stress tests conducted during the third quarter of 2011 indicated that the deferred acquisition costs and benefit reserve balances on our life and health business would not be impacted by an extended low-interest-rate environment. Low interest rates could negatively impact deferred acquisition costs on our annuity business. However, any impact would be insignificant.

In response to the lower interest rates, we plan to raise the new business premium rates on the major life products. The increased premiums will provide additional margin on these policies to help offset the possible future reductions in excess investment income and are not expected to have a detrimental impact on sales.

Investments (acquisitions), comparing the first nine months of 2011 with the first nine months of 2010. Torchmark’s investment policy calls for investing almost exclusively in fixed maturities that are investment grade and meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows are generally stable and predictable. If available longer-term securities do not meet our quality and yield objectives, new money is invested in shorter-term fixed maturities.

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

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the nine months ended September 30,
	2011	2010
Cost of acquisitions:
Investment-grade corporate securities	$818	$1,247
Taxable municipals	11	119
Other	2	33

Total fixed-maturity acquisitions	$831	$1,399

Effective annual yield *	5.79%	5.91%
Average life, in years to:
Next call	27.2	23.6
Maturity	28.0	25.5
Average rating	A-	A-

*	One-year compounded yield on a tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

During the first nine months of 2011, we acquired $831 million of fixed maturities with an average effective yield of 5.79% and an average rating of A-. This compares with $1.4 billion of fixed maturities with an average yield of 5.91% and an average rating of A- acquired during the same period of 2010. These acquisitions consisted primarily of corporate bonds in both periods, with securities spanning a diversified range of issuers, industry sectors, and geographical regions. All of the acquired securities were investment grade.

Investments (portfolio composition). The composition of the investment portfolio at book value on September 30, 2011 was as follows:

Invested Assets At September 30, 2011

(Dollar amounts in millions)

	Amount	% of Total
Fixed maturities(at amortized cost)	$10,716	95.7
Equities (at cost)	15	0.1
Mortgage loans	1	0.0
Investment real estate	1	0.0
Policy loans	395	3.5
Other long-term investments	23	0.2
Short-term investments	49	0.5

Total	$11,200	100.0

Approximately 96% of our investments at book value are in a diversified fixed-maturity portfolio. Policy loans, which are secured by policy cash values, make up less than 4% of our investments. We also have insignificant investments in equity securities, mortgage loans, and other long-term investments. Because fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities.

Fixed Maturities. The following table summarizes certain information about our fixed-maturity portfolio by component at September 30, 2011.

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or	Gross	Gross		% of Total Fixed Maturities
	Amortized	Unrealized	Unrealized	Fair Value	at Amortized Cost	at Fair Value
	Cost	Gains	Losses
Corporates	$8,138	$1,019	$(134)	$9,023	76	78
Redeemable preferred stock	1,187	27	(64)	1,150	11	10
Municipals	1,213	125	(2)	1,336	12	12
Government-sponsored enterprises	34	1	0	35	0	0
Governments & agencies	36	1	0	37	0	0
Residential mortgage-backed*	15	1	0	16	0	0
Collateralized debt obligations	59	0	(34)	25	1	0
Other asset-backed securities	34	3	(1)	36	0	0

Total fixed maturities	$10,716	$1,177	$(235)	$11,658	100	100

*	Includes GNMA’s

At September 30, 2011, fixed maturities had a fair value of $11.7 billion, compared with $10.5 billion at December 31, 2010. The net unrealized gain position in the fixed-maturity portfolio improved from a net gain of $108 million at December 31, 2010 to a net gain of $942 million at September 30, 2011, as a result of the previously- mentioned tightening in credit spreads.

Investments in fixed-maturity securities are diversified over a wide range of industry sectors. The following table summarizes certain information about our fixed-maturity portfolio by sector at September 30, 2011.

Fixed Maturities by Sector

(Dollar amounts in millions)

	Cost or	Gross	Gross		% of Total Fixed Maturities
	Amortized	Unrealized	Unrealized	Fair Value	Amortized Cost	Fair Value
	Cost	Gains	Losses
Financial - Life/Health/PC Insurance	$1,780	$104	$(66)	$1,818	17%	16%
Financial - Bank	1,338	38	(63)	1,313	13	12
Financial - Financial Guarantor	17	0	(3)	14	0	0
Financial - Insurance Broker	47	2	0	49	0	0
Financial - Other	445	30	(13)	462	4	4

Subtotal Financial	3,627	174	(145)	3,656	34	32
Utilities	1,699	307	(10)	1,996	16	17
Government (US, municipal, and foreign)	1,283	127	(2)	1,408	12	12
Mortgage-backed Securities	15	1	0	16	0	0
Energy	1,194	154	0	1,348	11	12
Consumer, Non-cyclical	518	97	(4)	611	5	5
Consumer, Cyclical	333	34	(10)	357	3	3
Communications	469	60	(12)	517	4	4
Basic Materials	734	99	(5)	828	7	7
Transportation	312	57	0	369	3	3
Other Industrials	473	67	(13)	527	4	5
Collateralized debt obligations	59	0	(34)	25	1	0

Total fixed maturities	$10,716	$1,177	$(235)	$11,658	100%	100%

At September 30, 2011, approximately 50% of the fixed-maturity assets at amortized cost (49% at fair value) were in the financial and utility sectors. The balance of the portfolio is spread among 259 issuers in a wide variety of sectors.

At September 30, 2011, our net unrealized gain of $942 million consisted of gross unrealized gains of $1.2 billion offset by $235 million of gross unrealized losses. This compares with a net unrealized gain of $108 million at December 31, 2010, consisting of a gross unrealized gain of $476 million and gross loss of $368 million. The financial sector had a net unrealized gain of $29 million at September 30, 2011, compared with a loss of $115 million at December 31, 2010. We expect our investment in temporarily impaired securities to be fully recoverable.

An analysis of the fixed-maturity portfolio at September 30, 2011 by a composite quality rating is shown in the table below. The composite rating for each security is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average.

Fixed Maturities by Rating

(Dollar amounts in millions)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$509	5	$550	5
AA	1,281	12	1,403	12
A	2,981	28	3,423	29
BBB+	2,062	19	2,282	20
BBB	2,157	20	2,371	20
BBB-	992	9	1,021	9

Investment grade	9,982	93	11,050	95
Below investment grade:
BB	444	5	405	3
B	143	1	109	1
Below B	147	1	94	1

Below investment grade	734	7	608	5

	$10,716	100	$11,658	100

Of the $10.7 billion of fixed maturities at September 30, 2011, $10.0 billion or 93% at amortized cost were investment grade with an average rating of A-. Below-investment -grade bonds were $734 million with an average rating of B+ and were 7% of fixed maturities, compared with 8% at the end of 2010. Below-investment-grade bonds at fair value were 15% of our shareholders’ equity as of September 30, 2011. Overall, the total portfolio was rated A- based on amortized cost, compared with BBB+ at the end of 2010. Our investment policy is to acquire only investment-grade obligations. Thus, any increases in below-investment-grade issues are a result of ratings downgrades of existing holdings. Our investment portfolio contains no commercial mortgage-backed securities or securities backed by sub-prime or Alt-A mortgages. We have no direct investments in residential mortgages, nor do we have any counterparty risks as we are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending. There are no off-balance sheet investments, as all investments are reported on our Consolidated Balance Sheets.

An analysis of the changes in our portfolio of below-investment-grade bonds at amortized cost during the first nine months of 2011 is as follows:

(Dollar amounts in millions)

Balance as of December 31, 2010	$862
Downgrades by rating agencies	72
Upgrades by rating agencies	(60)
Disposals	(142)
Amortization and other	2

Balance as of September 30, 2011	$734

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At September 30, 2011	At December 31, 2010	At September 30, 2010
Average annual effective yield (1)	6.53%	6.63%	6.66%
Average life, in years, to:
Next call (2)	17.2	16.6	16.3
Maturity (2)	22.4	22.3	22.2
Effective duration to:
Next call (2), (3)	9.8	9.0	9.1
Maturity (2), (3)	11.6	10.9	11.1

(1)	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
(2)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and (b) based on the maturity date of all bonds, whether callable or not.
(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Realized Gains and Losses, comparing the first nine months of 2011 with the first nine months of 2010. As discussed in Note G—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity for reasons generally beyond the control of management, resulting in realized gains or losses. For this reason, management removes the effects of such gains and losses when evaluating its overall core operating results.

The following table summarizes our tax-effected realized gains (losses) by component. As described in Note D—Investments, under the caption Other-Than-Temporary Impairments, we wrote certain securities down to fair value during 2011 and 2010 because we determined they were other-than-temporarily impaired.

Analysis of Realized Gains (Losses), Net of Tax

(Dollar amounts in thousands, except for per share data)

	Nine months ended September 30,
	2011		2010
	Amount	Per Share	Amount	Per Share
Fixed maturities and equities:
Investment sales	$(1,463)	$(0.02)	$(845)	$(0.01)
Investments called or tendered	15,485	0.14	9,395	0.08
Writedowns *	(13)	0.00	(1,113)	(0.01)
Loss on extinguishment of debt	0	0.00	(1,070)	(0.01)
Other	(262)	0.00	330	0.00

Total	$13,747	$0.12	$6,697	$0.05

*	Written down due to other-than-temporary impairment.

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

Parent Company liquidity. An important source of Parent Company liquidity is the dividends from the insurance subsidiaries noted above. These dividends are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent Company. In the first nine months of 2011, the Parent Company received $731 million of dividends and transfers from the life insurance subsidiaries, including $305 million available from the proceeds from the sale of United Investors. For the full year 2011, dividends and transfers from the life insurance subsidiaries are expected to total approximately $788 million.

Additional sources of liquidity for the Parent Company are cash, intercompany receivables, and a credit facility. At September 30, 2011, the Parent Company had $166 million of invested cash and net intercompany receivables. The credit facility is discussed below under the caption “Short-term borrowings.”

Short-term borrowings. We have a credit facility that is in place with a group of lenders which allows for unsecured borrowings and stand-by letters of credit up to $600 million. The facility may be expanded by $200 million if certain conditions are met. Up to $250 million in letters of credit can be issued against the facility. The facility is further designated as a back-up credit line for a commercial paper program under which we may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest is charged at variable rates. The facility has no ratings-based acceleration triggers which would require early repayment. The facility terminates January 7, 2015. In accordance with the agreement, we are subject to certain covenants regarding capitalization and interest coverage with which we were in full compliance at September 30, 2011.

The following table presents certain information about our short-term borrowings, all of which was commercial paper at September 30, 2011 and December 31, 2010.

Short-term Borrowings - Commercial Paper

(Dollar amounts in millions)

	For the Nine months ended September 30,		At September 30, 2011	At December 31, 2010
	2011	2010
At end of period:
Balance			$226	$199
Annualized interest rate			.39%	.45%
Letters of credit outstanding	N/A	N/A	$198	$198
Remaining amount available under credit line			$176	$203
Average balance outstanding during period:
Balance	$203	$190
Daily-weighted average interest rate*	.35%	.43%	N/A	N/A
Maximum daily amount outstanding during period	$272	$235

*	Annualized

There have been no difficulties in accessing the commercial paper market under this facility during the nine-month periods ending September 30, 2011 and 2010.

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

Consolidated liquidity. Consolidated net cash inflows from operations were $684 million in the first nine months of 2011, compared with $745 million in the same period of 2010. In addition to cash inflows from operations, our companies have received $204 million in investment calls and tenders and $169 million in scheduled maturities or repayments during the 2011 period. As previously noted under the caption Short-term borrowings, we have in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short term investments were $224 million at September 30, 2011, compared with $582 million at December 31, 2010 and $150 million at the end of September, 2010. The December 31, 2010 balance included the $343 million proceeds from the sale of United Investors. In addition to these liquid assets, the entire $11.7 billion (fair value at September 30, 2011) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all of our fixed-income and equity securities are publicly traded. We generally expect to hold fixed-income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, investment maturities, and credit line availability make any need to sell securities for liquidity unlikely.

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

On a consolidated basis, Torchmark’s capital structure consists of short-term debt (comprised of the commercial paper outstanding discussed above), long-term funded debt, and shareholders’ equity. The outstanding long-term debt at book value, including our Junior Subordinated Debentures, was $914 million at September 30, 2011, compared with $913 million at December 31, 2010. An analysis of long-term debt issues outstanding is as follows at September 30, 2011.

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Notes	2013	7 3/8%	$94.1	$93.8	$101.7
Senior Notes	2016	6 3/8	250.0	247.8	279.4
Senior Notes	2019	9 1/4	292.6	289.6	381.3
Notes	2023	7 7/8	165.6	163.3	199.5
Issue expenses (1)				(4.1)

Total long-term debt			802.3	790.4	961.9
Junior Subordinated Debentures (2)	2046	7.1	123.7	123.7	120.0	(3)

Total			$926.0	$914.1	$1,081.9

(1)	Unamortized issue expenses related to Torchmark’s Trust Preferred Securities.
(2)	Included in “Due to Affiliates” in accordance with accounting standards.
(3)	Market value of the 7.1% Trust Preferred Securities, par value $120 million, which are obligations of an unconsolidated trust.

Shareholders’ equity was $4.2 billion at September 30, 2011. This compares with $4.0 billion at December, 31, 2010 and $4.3 billion at September 30, 2010. During the twelve months since September 30, 2010, shareholders’ equity was decreased by $889 million because of share purchases. However, shareholders’ equity has also been increased by unrealized gains of $193 million after tax in the fixed-maturity portfolio, as financial markets have improved over this period of time. Net income added over the same twelve-month period was $546 million.

As previously noted under the caption Highlights in this report, we acquired 17 million of our outstanding common shares under our share repurchase program during the first nine months of 2011. These shares were acquired at a cost of $720 million ($41.79 per share), compared with purchases of 4 million shares at a cost of $141 million in the first nine months of 2010.

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

Selected Financial Data

	At September 30, 2011		At December 31, 2010		At September 30, 2010
	GAAP	Effect of Accounting Rule Requiring Revaluation *	GAAP	Effect of Accounting Rule Requiring Revaluation *	GAAP	Effect of Accounting Rule Requiring Revaluation *
Fixed maturities (millions)	$11,658	$942	$10,543	$107	$10,965	$572
Deferred acquisition costs (millions) **	3,448	(42)	3,406	(4)	3,356	(21)
Assets of discontinued operations	0	0	0	0	1,646	52
Total assets (millions)	16,971	900	16,160	103	17,716	603
Short-term debt (millions)	226	0	199	0	189	0
Long-term debt (millions)	914	0	913	0	913	0
Shareholders’ equity (millions)	4,183	585	4,016	67	4,268	392

Book value per diluted share	40.92	5.72	33.24	0.55	35.18	3.23
Debt to capitalization ***	21.4%	(2.6)%	21.7%	(0.3)%	20.5%	(1.6)%

Diluted shares outstanding (thousands)	102,233		120,815		121,315
Actual shares outstanding (thousands)	102,185		118,865		120,297

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1, formerly SFAS 115.
**	Includes the value of insurance purchased.
***	Torchmark’s debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

Interest coverage was 10.8 times in the 2011 nine months, compared with 11.0 times in the 2010 period. Interest coverage is computed by dividing interest expense into the sum of pretax income and interest expense.

New Unadopted Accounting Rules

The FASB has issued new accounting guidance potentially applicable to Torchmark, effective in future periods.

Comprehensive Income (ASU 2011-05). Under this guidance, the components of comprehensive income must be presented as either 1) a continuous statement (including the components of net income) or 2) as two separate but consecutive statements (an income statement followed by a comprehensive income statement). This guidance is effective for us in interim and annual periods beginning in 2012. Because we already present comprehensive income as contemplated by the second alternative, this guidance should not result in any change.

Fair Value Measurement and Disclosure (ASU 2011-04). The primary purpose of this new guidance is to converge the measurement criteria and disclosures of fair value in U.S. GAAP with those of International Accounting Standards. The measurement principles are generally consistent with current U.S. GAAP and are not expected to have a material impact on our financial statements. The guidance will require additional disclosures, including expanded disclosures for fair value measurements categorized in Level 3 of the fair value hierarchy and a requirement to disclose the level in the fair value hierarchy of items whose fair value is disclosed but not measured at fair value on the balance sheet. The guidance is effective for us in calendar 2012, with early adoption prohibited.

Goodwill Impairment Testing (ASU 2011-08). The issuance of this update permits an optional qualitative assessment in order to simplify how an entity tests its goodwill for impairment. Under this assessment, if an entity concludes that a reporting units’ fair value is more likely than not greater than its carrying amount, it would not be required to perform any further impairment testing for that reporting unit. Otherwise, the two-step impairment test under current guidance would be required for the reporting unit. This new guidance lists factors to consider in making the qualitative assessment. The revised guidance is applicable to us beginning in 2012, with early adoption permitted. We do not expect this new guidance to impact the value of our goodwill, only to modify the way we test for its impairment.

Health Insurer’s Fees Paid to the Federal Government (ASU 2011-06). Private health insurance carriers will be required to pay a new fee to the federal government beginning in calendar year 2014 under the Patient Protection and Affordable Care Act. This guidance addresses questions about how to recognize and classify the fees, basically requiring that it be expensed ratably throughout the year. It is effective for Torchmark beginning in the year 2014. Because the majority of Torchmark’s health products are excluded from the mandate, the impact of adoption should be immaterial.

Policy Acquisition Costs (ASU 2010-26). This accounting guidance amends the accounting for costs associated with acquiring or renewing insurance contracts in order to address the diversity in practice surrounding the capitalization and deferral of these costs. This guidance is effective for Torchmark beginning January 1, 2012, with early adoption permitted. Prospective or retrospective application is permitted, and we intend to adopt the guidance retrospectively. While we continue to evaluate the new guidance, we currently expect it to reduce our assets in an approximate range of 3% to 5% and shareholders’ equity in an approximate range of 9% to 15% at the time of adoption. We also expect it will reduce 2012 earnings in a range of 1% to 2%. The adoption of this guidance will have no impact on our cash flows or liquidity.

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

Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control. If these estimates or assumptions prove to be incorrect, the actual results of Torchmark may differ materially from the forward-looking statements made on the basis of such estimates or assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, which may be national in scope, related to the insurance industry generally, or applicable to Torchmark specifically. Such events or developments could include, but are not necessarily limited to:

1)	Changing general economic conditions leading to unexpected changes in lapse rates and/or sales of our policies, as well as levels of mortality, morbidity, and utilization of health care services that differ from Torchmark’s assumptions;

2)	Regulatory developments, including changes in governmental regulations (particularly those impacting taxes and changes to the Federal Medicare program that would affect Medicare Supplement and Medicare Part D insurance);

3)	Market trends in the senior-aged health care industry that provide alternatives to traditional Medicare (such as Health Maintenance Organizations and other managed care or private plans) and that could affect the sales of traditional Medicare Supplement insurance;

4)	Interest rate changes that affect product sales and/or investment portfolio yield;

5)	General economic, industry sector or individual debt issuers’ financial conditions that may affect the current market value of securities we own, or that may impair an issuer’s ability to make principal and/or interest payments due on those securities;

6)	Changes in pricing competition;

7)	Litigation results;

8)	Levels of administrative and operational efficiencies that differ from our assumptions;

9)	Our inability to obtain timely and appropriate premium rate increases for health insurance policies due to regulatory delay;

10)	The customer response to new products and marketing initiatives; and

11)	Reported amounts in the financial statements which are based on management’s estimates and judgments which may differ from the actual amounts ultimately realized.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended September 30, 2011.

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

As of the end of the fiscal quarter completed September 30, 2011, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended September 30, 2011, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

Torchmark subsidiary, United American Insurance Company (United American) was named as defendant in purported class action litigation filed on May 31, 2011 in Cross County Arkansas Circuit Court (Kennedy v. United American Insurance Company (Case # CV-2011-84-5). In the litigation, filed on behalf of a proposed nationwide class of owners of certain limited hospital and surgical expense benefit policies from United American, the plaintiff alleges that United American breached the policy by failing and/or refusing to pay benefits for the total number of days an insured is confined to a hospital and by limiting payment to the number of days for which there are incurred hospital room charges rather than also including benefits for services and supplies. Claims for unjust enrichment, breach of contract, bad faith refusal to pay first party benefits, breach of the implied duty of good faith and fair dealing, bad faith, and violation of the Arkansas Deceptive Trade Practices Act were initially asserted. The plaintiff is seeking declaratory relief, restitution and/or monetary damages, punitive damages, costs and attorneys fees. In September 2011, the plaintiff dismissed all causes of action, except for the breach of contract claim.

Item 1A. Risk Factors

Torchmark has had no material changes to its risk factors.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2011	512,541	$41.90	512,541
August 1-31, 2011	1,585,345	35.86	1,585,345
September 1-30, 2011	1,346,330	35.52	1,346,330

All share information presented above reflects Torchmark’s three-for-two stock split.

At its April 28, 2011 meeting, the Board of Directors reaffirmed the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.

Item 6. Exhibits

(a)	Exhibits

(11)	Statement re Computation of Per Share Earnings

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Mark S. McAndrew

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

(32.1)	Section 1350 Certification by Mark S. McAndrew and Gary L. Coleman

(101)	Interactive Data Files for the Torchmark Corporation Form 10-Q for the periods ended September 30, 2011

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: November 8, 2011	/s/ Mark S. McAndrew
Mark S. McAndrew
Chairman and Chief Executive Officer

Date: November 8, 2011	/s/ Gary L. Coleman
Gary L. Coleman, Executive Vice President and Chief Financial Officer